Form 10-Q
period 2006-06-30
Aircastle LTD
filed 2006-09-20
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(mark one)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File number 001-32959

AIRCASTLE LIMITED

(Exact name of registrant as specified in its charter)

Bermuda	98-0444035
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
300 First Stamford Place, 5th Floor, Stamford, CT	06902
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (203) 504-1020

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes         No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES         NO

Number of shares outstanding as of September 15, 2006: 51,511,754 common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries

Part I. − Financial Information

Item 1.    Financial Statements

Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31, 2005	June 30, 2006
		(unaudited)
ASSETS
Cash and cash equivalents	$79,943	$90,976
Accounts receivable	3,115	6,229
Debt securities, available for sale	26,907	120,034
Restricted cash and cash equivalents	40,652	111,407
Flight equipment held for sale	54,917	—
Flight equipment held for lease, net of accumulated depreciation of $14,685 and $36,037	746,124	1,120,452
Leasehold improvements, furnishings and equipment, net of accumulated depreciation of $165 and $450	1,529	1,890
Fair value of derivative assets	3,608	11,555
Aircraft purchase deposits	3,465	32,987
Other assets	7,272	23,063
Total assets	$967,532	$1,518,593
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Borrowings under credit facilities	$490,588	$262,435
Borrowings from securitization	—	560,000
Accounts payable, accrued expenses and other liabilities	12,038	27,116
Payable to affiliates	105	—
Lease rentals received in advance	6,241	8,887
Repurchase agreements	8,665	84,444
Security deposits and maintenance payments	37,089	74,620
Fair value of derivative liabilities	1,870	—
Total liabilities	556,596	1,017,502
Commitments and contingencies - Note 11
SHAREHOLDERS' EQUITY
Common shares, $.01 par value, 100,000,000 shares authorized, 40,000,000 shares issued and outstanding at December 31, 2005; and 44,685,200 shares issued and outstanding at June 30, 2006	400	447
Additional paid-in capital	400,009	445,349
(Accumulated deficit) retained earnings	(1,237)	14,994
Accumulated other comprehensive income	11,764	40,301
Total shareholders' equity	410,936	501,091
Total liabilities and shareholders' equity	$967,532	$1,518,593

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Revenues
Lease rentals	$4,335	$39,627	$6,197	$70,998
Interest income	957	2,460	1,282	4,101
Total revenues	5,292	42,087	7,479	75,099
Expenses
Depreciation	2,000	11,848	3,462	21,763
Interest (net of interest income of $177 and $1,742 for the three months ended and $204 and $2,805 for the six months ended June 30, 2005 and 2006, respectively)	1,300	13,164	1,613	20,881
Selling, general and administrative (including non-cash share based payment expense of $82 and $5,393 for the three months ended and $91 and $6,685 for six months ended June 30, 2005 and 2006, respectively)	2,299	10,086	3,847	16,040
Other expenses	485	276	554	917
Total expenses	6,084	35,374	9,476	59,601
Income (loss) from continuing operations before income taxes	(792)	6,713	(1,997)	15,498
Income tax provision	84	1,663	253	2,667
Income (loss) from continuing operations	(876)	5,050	(2,250)	12,831
Earnings from discontinued operations,
net of income taxes	—	—	—	3,399
Net income (loss)	$(876)	$5,050	$(2,250)	$16,230
Basic earnings (loss) per share:
Income (loss) from continuing operations	$(.02)	$.12	$(.06)	$.30
Earnings from discontinued operations, net of income taxes	—	—	—	.08
Net income (loss) per share	$(.02)	$.12	$(.06)	$.38
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(.02)	$.11	$(.06)	$.30
Earnings from discontinued operations, net of income taxes	—	—	—	.08
Net income (loss) per share	$(.02)	$.11	$(.06)	$.38

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2005	2006
Cash flows from operating activities
Net (loss) income	$(2,250)	$16,230
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities (inclusive of amounts related to discontinued operations):
Depreciation	3,462	21,763
Amortization	1,094	1,893
Deferred income taxes	49	805
Accretion of purchase discount on debt securities	(297)	(382)
Non-cash share based payment expense	91	6,685
Cash flow hedges reclassified into earnings	—	(172)
Ineffective portion of cash flow hedges	—	(858)
Gain on the sale of flight equipment held for sale	—	(2,240)
Changes in certain assets and liabilities:
Accounts receivable	(628)	(3,114)
Restricted cash and cash equivalents	(7,565)	(54,613)
Other assets	32	(804)
Accounts payable, accrued expenses and other liabilities	1,988	916
Payable to affiliates	182	(172)
Lease rentals received in advance	534	2,646
Security deposits and maintenance payments	2,564	37,531
Net cash (used in) provided by operating activities	(744)	26,114
Cash flows from investing activities
Acquisition and improvement of flight equipment	(118,752)	(385,433)
Disposition of flight equipment held for sale	—	57,157
Purchase of debt securities	(22,981)	(92,726)
Leasehold improvements, furnishings and equipment	(452)	(602)
Deposits on aircraft purchases	(2,080)	(29,522)
Principal repayments on debt securities	—	3,589
Proceeds from sale of debt securities	3,294	—
Net cash used in investing activities	(140,971)	(447,537)
Cash flows from financing activities
Issuance of common shares	—	38,702
Proceeds from securitization	—	560,000
Credit facility borrowings	104,471	294,730
Credit facility repayments	—	(522,883)
Deferred financing costs	(1,850)	(13,872)
Proceeds from repurchase agreements	6,352	75,978
Proceeds from terminated cash flow hedges	—	16,142
Restricted cash from terminated cash flow hedges	—	(16,142)
Principal repayment on repurchase agreements	(3,313)	(199)
Capital contributions	75,733	—
Net cash provided by financing activities	181,393	432,456
Net increase in cash and cash equivalents	39,678	11,033
Cash and cash equivalents at beginning of period	—	79,943
Cash and cash equivalents at end of period	$39,678	$90,976
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$23	$19,570
Cash paid during the period for income taxes	$—	$591

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 1.    Summary of Significant Accounting Policies

Organization and Basis of Presentation

Aircastle Limited, formerly Aircastle Investment Limited, (‘‘Aircastle’’, the ‘‘Company’’, ‘‘we’’, or ‘‘our’’) is a Bermuda exempted company that was incorporated on October 29, 2004 by Fortress Investment Group LLC and certain of its affiliates (together, the ‘‘Fortress Shareholders’’ or ‘‘Fortress’’) under the provisions of Section 14 of the Companies Act of 1981 of Bermuda. On August 11, 2006, we closed the sale of 10,454,535 common shares of Aircastle at $23.00 per share in an initial public offering (the ‘‘initial public offering’’).

Aircastle is a holding company that conducts its business through its subsidiaries. Aircastle owns directly or indirectly substantially all of the outstanding common shares of its subsidiaries. Aircastle consolidates a Variable Interest Entity (‘‘VIE’’) in accordance with the Financial Accounting Standards Board (‘‘FASB’’) Interpretation No. 46, Consolidation of Variable Interest Entities (‘‘FIN 46’’) of which Aircastle is the primary beneficiary. The consolidated financial statements include the accounts of Aircastle and all of its subsidiaries. All significant intercompany transactions and balances have been eliminated.

The accompanying consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the ‘‘SEC’’) for interim financial reporting and, in our opinion, reflect all adjustments, including normal recurring items which are necessary to present fairly the results for interim periods. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (‘‘GAAP’’) have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Registration Statement on Form S-1 (File No. 333-134669), as such registration statement became effective on August 7, 2006, and all of our other filings filed with the SEC from August 7, 2006 through the current date pursuant to the Securities Exchange Act of 1934.

Recent Accounting Pronouncements

In July 2006, FASB issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘FIN 48’’), which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB No. 109, ‘‘Accounting for Income Taxes.’’ FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, of applying the guidance provided by FIN 48.

Note 2.    Fair Value of Financial Instruments

Our financial instruments, other than cash, consist principally of cash equivalents, restricted cash and cash equivalents, accounts receivable, debt securities, accounts payable, amounts borrowed under credit facilities, repurchase agreements and cash flow hedges. The fair value of cash, cash equivalents, restricted cash and cash equivalents, accounts receivable and accounts payable approximates the carrying value of these financial instruments because of their short term nature. Borrowings under our credit facilities, securitization and repurchase agreements bear floating rates of interest which reset monthly or quarterly to a market benchmark rate plus a credit spread. We believe that, for similar

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

financial instruments with comparable credit risks, the effective rate of these agreements approximates market rates at the balance sheet dates. Accordingly, the carrying amounts of these agreements are believed to approximate their fair values. The fair value of our debt securities and cash flow hedges is generally determined by reference to broker quotations.

Note 3.    Lease Rental Revenues and Flight Equipment Held for Lease

Minimum future annual lease rentals contracted to be received under our existing operating leases at June 30, 2006 are as follows:

Year Ending December 31,	Amount
Remainder of 2006	$86,036
2007	150,277
2008	129,219
2009	100,499
2010	76,127
2011	63,298
Thereafter	49,699
$655,155

Geographic concentration of lease rental revenue earned from flight equipment held for lease is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Region	2005	2006	2005	2006
Europe	51%	45%	51%	42%
Asia	49%	22%	49%	24%
North America	—	27%	—	28%
Latin America	—	4%	—	5%
Africa	—	2%	—	1%
	100%	100%	100%	100%

The classification of regions above and below is determined based on the principal location of the lessee of each aircraft.

In the three months ended June 30, 2005, five customers accounted for all lease rental revenue. In the three months ended June 30, 2006 four customers accounted for 45% of lease rental revenue. No other customers accounted for more than 4% of lease rental revenue.

In the six months ended June 30, 2005, five customers accounted for all lease rental revenue In the six months ended June 30, 2006, five customers accounted for 53% of lease rental revenue. No other customers accounted for more than 4% of lease rental revenue.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Geographic concentration of net book value of flight equipment held for lease was as follows:

	December 31, 2005		June 30, 2006
Region	Number of Aircraft	Net Book Value %	Number of Aircraft	Net Book Value %
Europe	16	40%	27	48%
Asia	9	26%	9	17%
North America	4	29%	9	25%
Latin America	3	5%	4	6%
Africa	—	—	2	4%
	32	100%	51	100%

At December 31, 2005 and June 30, 2006, lease acquisition costs included in other assets were $775 and $795, respectively. At December 31, 2005 and June 30, 2006, prepaid lease incentive costs included in other assets were $453 and $443, respectively.

Note 4.    Discontinued Operations and Flight Equipment Held for Sale

As of December 31, 2005, one of our aircraft was classified as flight equipment held for sale. During the six months ended June 30, 2006, we completed the sale of this aircraft. In accordance with the credit facility associated with this aircraft, the proceeds from the sale were deposited into a restricted cash account. A portion of the proceeds was withdrawn from the restricted cash account and used to repay $36,666 of debt related to the aircraft plus accrued interest. The remaining balance was transferred from restricted cash in April 2006.

Earnings from discontinued operations for the six months ended June 30, 2006, related solely to the aircraft held for sale, were as follows:

Earnings from discontinued operations
Lease rentals	$2,135
Gain on disposition	2,240
Interest expense	(528)
Earnings before income tax provision	3,847
Income tax provision	(448)
Earnings from discontinued operations	$3,399

Note 5.    Debt Securities

As of December 31, 2005 and June 30, 2006, all of our debt securities were corporate obligations and were classified as available-for-sale. The aggregate fair value of these debt securities at June 30, 2006 was $120,034. These debt obligations are interests in pools of loans and are collateralized by interests in commercial aircraft of which $3,957 are investment grade, $93,791 are senior subordinated instruments within their pools and $22,286 are subordinate to other debt related to such aircraft. All of our debt securities had unrealized gain positions relative to their net book values, which aggregated to $9,900 and $13,508 at December 31, 2005 and June 30, 2006, respectively.

Three of our debt securities, with a fair value of $100,698 at June 30, 2006 have stated maturities in 2010. Our other three debt securities with an aggregate fair value of $19,336 have remaining terms to stated maturity in excess of 10 years after June 30, 2006. All of our debt securities provide for the periodic payment of both principal and interest and are subject to prepayment and/or acceleration depending on certain events, including sale of underlying collateral aircraft and events of default. Therefore, the actual maturity of our debt securities may be less than the stated maturities.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 6.    Securitization and Borrowings under Credit Facilities

On June 15, 2006, we completed our first securitization, a $560,000 transaction comprising of 40 aircraft, which we refer to as Securitization No. 1. In connection with Securitization No. 1, two of our subsidiaries, ACS Aircraft Finance Ireland plc (‘‘ACS Ireland’’) and ACS Aircraft Finance Bermuda Limited (‘‘ACS Bermuda’’), which we refer to together with their subsidiaries as the ‘‘ACS Group,’’ issued $560,000 of Class A-1 notes, or the ‘‘notes,’’ to a newly formed trust, the ACS 2006-1 Pass Through Trust, or the ‘‘trust.’’ The trust simultaneously issued a single class of Class G-1 pass through trust certificates, or the ‘‘certificates,’’ representing undivided fractional interests in the notes. Payments on the notes will be passed through to holders of the certificates. The notes are secured by ownership interests in aircraft-owning subsidiaries of ACS Bermuda and ACS Ireland and the aircraft leases, cash, rights under service agreements and any other assets they may hold. Each of ACS Bermuda and ACS Ireland has fully and unconditionally guaranteed the other’s obligations under the notes. However, the notes are neither obligations of nor guaranteed by Aircastle Limited.

The ACS Group used the proceeds from the sale of the notes to acquire 40 aircraft from us and we paid for certain expenses incurred in connection with the certificates offering of $12,776. We used a portion of the proceeds of Securitization No. 1 to return $36,932 to Fortress in exchange for the cancellation of 3,693,200 of our common shares and to repay amounts owed on Credit Facility No. 1 and Credit Facility No. 2, as defined below. The notes provide for monthly payments of interest at a floating rate of one-month LIBOR plus 0.27%, which at June 30, 2006 was 5.47%, and scheduled payments of principal. Financial Guaranty Insurance Company, issued a financial guaranty insurance policy to support the payment of interest when due on the certificates and the payment, on the final distribution date, of the outstanding principal amount of the certificates. The certificates are rated Aaa and AAA by Moody's Investor Service and Standard & Poor's rating services, respectively. We have entered into a series of interest rate hedging contracts intended to hedge the interest rate exposure associated with issuing floating-rate obligations backed by primarily fixed-rate lease assets. These contracts, together with the guarantee premium, the spread referenced above and other costs of trust administration, result in a fixed rate cost of 6.60% per annum, after the amortization of issuance fees and expenses

ACS Ireland, which had total assets of $179,292 at June 30, 2006, is a VIE which we consolidate. At June 30, 2006, the outstanding principal amount of ACS Ireland’s notes was $108,089.

On February 28, 2006, we entered into a $500,000 revolving credit facility with a group of banks, as lenders, to finance the acquisition of aircraft and related improvements which we refer to as Credit Facility No. 2. The borrowing base is equal to 85% of the net book value of the aircraft. Borrowings under this credit facility incur interest at the one-month LIBOR rate plus 1.25%. Additionally, we are subject to a 0.25% fee on any unused portion of the total committed facility. Credit Facility No. 2 requires the monthly payment of interest and principal, to the extent of 85% of any decrease in the net book value of the assets. Prior to the initial public offering, Credit Facility No. 2 limited our ability to pay dividends. After the initial public offering, Credit Facility No. 2 has no restrictions on the amount of dividends we can pay, provided that we are not in default. Additionally, we are required under Credit Facility No. 2 to maintain a net worth determined in conformity with GAAP of no less than $500,000. Effective June 15, 2006, Credit Facility No. 2 was amended to increase the maximum committed amount to $750,000 and to extend the maturity to November 15, 2007. As of June 30, 2006, we had borrowed $143,298 under Credit Facility No. 2.

On February 24, 2006, the revolving period of our $600,000 credit facility, which we refer to as Credit Facility No. 1, was extended to April 28, 2006 and the maximum amount of this credit facility was reduced to $525,000. The other terms of Credit Facility No. 1 remained the same. Monthly payments of interest only continued through repayment of Credit Facility No. 1. At June 30, 2006, $45,918 remained outstanding on Credit Facility No. 1; it was repaid in full on August 4, 2006.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

In October 2005, the Company entered into a credit facility for $109,998 with a bank to finance the acquisition of three aircraft which we refer to as Credit Facility No. 3. On March 30, 2006, $36,666 of Credit Facility No. 3 was repaid using a portion of the proceeds from the disposition of flight equipment held for sale which had been financed under this facility. Credit Facility No. 3 was amended on July 18, 2006, to increase the maximum committed amount by approximately $25,116 and to extend the maturity date to March 31, 2007. The increase in the maximum committed amount was reduced by $25,116 with the closing of the initial public offering. On or prior to maturity, we intend to refinance Credit Facility No. 3 with long-term financing. However, we can give no assurances the Company will be able to obtain this financing.

Note 7.    Repurchase Agreements

We entered into repurchase agreements to fund a portion of the purchase price of certain of our debt investments. At December 31, 2005 and June 30, 2006, the repurchase agreements are secured by liens on the debt investments with a fair value of $11,107 and $104,563, respectively. The repurchase agreements are substantially all with parties other than those from whom we originally purchased the debt investments. At June 30, 2006, the repurchase agreements are scheduled to mature through June 2007. Upon maturity, we intend to refinance the repurchase agreements on similar terms and conditions. However, there is no assurance the Company will be able to refinance the repurchase agreements. The weighted average interest rate of these repurchase agreements at June 30, 2006 was 5.65%.

Note 8.    Shareholders’ Equity, Share Based Payments and Earnings (Loss) Per Share

In January 2006, the board of directors (the ‘‘Board’’) and the Fortress Shareholders adopted the Aircastle Investment Limited 2005 Equity and Incentive Plan, and the Board and the Shareholders approved an amendment to and restatement thereof on July 20, 2006 (as so amended and restated, the ‘‘2005 Plan’’). The purpose of the 2005 Plan is to provide additional incentive to selected management employees. The 2005 Plan provides that the Company may grant (a) share options, (b) share appreciation rights, (c) awards of restricted shares, deferred shares, performance shares, unrestricted shares or other share-based awards, or (d) any combination of the foregoing. Four million shares were reserved under the 2005 Plan, increasing by 100,000 each year beginning in 2007 through and including 2016. The 2005 Plan provides that grantees of restricted shares will have all of the rights of shareholders, including the right to receive dividends, other than the right to sell, transfer, assign or otherwise dispose of the shares until the lapse of the restricted period.

In February and March of 2006, the Board ratified the initial grants under the 2005 Plan of 347,500 restricted shares in the first half of 2005 and 25,000 restricted shares on July 5, 2005 which were provided for in certain employment contracts, and approved new grants of 412,500 restricted shares. Generally, the restricted shares vest over five year periods, based on continued service and are being expensed on a straight line basis over the requisite service period of the awards. The terms of the grants provide for accelerated vesting under certain circumstances, including termination without cause following a change of control. The grants also impose lock-up restrictions on restricted shares from the date of grant through 120 days after the date of any initial public offering, and provide for certain further restrictions and notice periods thereafter.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

A summary of the fair value of nonvested shares for the six months ended June 30, 2006 is as follows:

Nonvested Shares	Shares (in 000's)	Weighted Average Grant Date Fair Value	Fair Value of Nonvested Shares at Grant Date
Nonvested at January 1, 2006	372.5	$8.50	$3,166
Granted	412.5	22.00	9,075
Vested	(71.0)	14.92	(1,059)
Forfeited	—	—	—
Nonvested at June 30, 2006	714.0	$15.66	$11,182

The fair value of the restricted shares granted in 2006 was determined based on a retrospective estimate of the offering range per share from the anticipated initial public offering. We anticipate that the current requisite service periods will be obtained for employees with awards. The total unrecognized compensation cost as of June 30, 2006 in the amount of $9,471 is expected to be recognized over a weighted average period of four years.

During the six months ended June 30, 2005, 297,500 restricted shares of the initial grants of 347,500 shares were granted at a fair value of $8.50. The fair value of the restricted shares granted in 2005 was determined based on a retrospective valuation performed by an unrelated valuation specialist. The valuation relied on observed equity investments made by the Shareholders, adjusted to reflect the lack of marketability of the shares granted to employees.

Aircastle is required to present both basic and diluted earnings (loss) per share (‘‘EPS’’). Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during each period. The weighted average shares outstanding exclude our unvested shares for purposes of Basic EPS. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period while also giving effect to all potentially dilutive common shares that were outstanding during the period based on the treasury stock method. For the three and six months ended June 30, 2005, based on the treasury stock method, we had 5,696 and 68,998, respectively, anti-dilutive common share equivalents resulting from restricted shares. There were no anti-dilutive common shares for the three and six months ended June 30, 2006.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The calculations of both basic and diluted earnings (loss) per share for the three months and six months ended June 30, 2005 and 2006 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Numerator
Income (loss) from continuing operations	$(876)	$5,050	$(2,250)	$12,831
Earnings from discontinued operations, net of income taxes	—	—	—	3,399
Net income (loss) per share	$(876)	$5,050	$(2,250)	$16,230
Denominator
Denominator for basic earnings per share	40,000,000	43,922,711	40,000,000	42,610,193
Effect of dilutive restricted shares	—(a )	204,556	—(a )	245,298
Denominator for diluted earnings per share	40,000,000	44,127,267	40,000,000	42,855,491
Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.02)	$0.12	$(0.06)	$0.30
Earnings from discontinued operations, net of income taxes	—	—	—	0.08
Net income (loss) per share	$(0.02)	$0.12	$(0.06)	$0.38
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.02)	$0.11	$(0.06)	$0.30
Earnings from discontinued operations, net of income taxes	—	—	—	0.08
Net income (loss) per share	$(0.02)	$0.11	$(0.06)	$0.38

(a)	Anti-dilutive

Note 9.    Income Taxes

Income taxes have been provided based upon the tax laws and rates in countries in which our operations are conducted and income is earned. The Company received an assurance from the Bermuda Minister of Finance that it would be exempted from local income, withholding and capital gains taxes until March 2016. Consequently, the provision for income taxes recorded relates to income earned by certain subsidiaries of the Company which are located in or earn income in jurisdictions that impose income taxes, primarily the United States and Ireland.

The sources of (loss) income from continuing operations before income taxes for the three and six months ended June 30, 2005 and 2006 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Bermuda	$(930)	$216	$(2,236)	$4,322
Non-Bermuda	138	6,497	239	11,176
Total	$(792)	$6,713	$(1,997)	$15,498

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The components of the income tax provision from continuing operations for the three and six months ended June 30, 2005 and 2006 consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Current	$99	$1,139	$204	$1,988
Deferred	(15)	524	49	679
Total	$84	$1,663	$253	$2,667

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2005 and June 30, 2006 consist of the following:

	December 31, 2005	June 30, 2006
Deferred tax assets:
Non-cash share based payments	$152	$589
Net operating loss carry forwards	49	362
Other	6	5
Total deferred tax assets	207	956
Deferred tax liabilities
Accelerated depreciation	(333)	(1,508)
U.S.federal withholding tax on unremitted earnings	(207)	(460)
Total deferred tax liabilities	(540)	(1,968)
Net deferred tax liabilities	$(333)	$(1,012)

The Company had approximately $390 of net operating loss carry forwards available at December 31, 2005 to offset future taxable income in Ireland. Deferred tax assets and liabilities are included in other assets and accounts payable and accrued liabilities, respectively, in the accompanying consolidated balance sheets.

We do not expect to incur income taxes on future distributions of undistributed earnings of non-U.S. subsidiaries and, accordingly, no deferred income taxes have been provided for the distribution of such earnings. Withholding taxes have been provided on unremitted earnings of our U.S. subsidiary.

Note 10.    Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and the changes in the fair value of derivatives, reclassification into earnings of amounts previously deferred relating to our derivative financial instruments and the change in unrealized appreciation on debt securities.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Comprehensive income for the three months and six months ended June 30, 2005 and 2006 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Net income (loss)	$(876)	$5,050	$(2,250)	$16,230
Change in fair value of derivatives	4,943	13,235	7,776	24,930
Change in unrealized (depreciation) appreciation of debt securities	(19)	(158)	58	3,607
Comprehensive income (loss)	$4,048	$18,127	$5,584	$44,767

Note 11.    Commitments and Contingencies

At June 30, 2006, Aircastle had letters of intent to acquire 12 aircraft for an estimated purchase price of $334,675. The Company completed the acquisition of these aircraft during the third quarter of 2006. The purchase price of the aircraft under these letters of intent is subject to variable price provisions that typically reduce the final purchase price if the actual closing occurs beyond an initially agreed upon date.

Note 12.    Related Party Transactions

At June 30, 2006, we had entered into a letter of intent to acquire an aircraft, from an affiliate of one of the Fortress Shareholders. The purchase price of the aircraft was $11,063. This transaction was completed in the third quarter of 2006.

Aircastle employees participate in various benefit plans sponsored by Fortress including a voluntary savings plan (‘‘401(k) Plan’’) and other health and benefit plans. For the three and six months ended June 30, 2005 and 2006, Aircastle incurred $51, $84, $109 and $202, respectively, for its costs under the health and benefit plans. In addition, during the six months ended June 30, 2006, Aircastle remitted $179 in annual contributions for the 2005 plan year for our employees’ participation in the 401(k) Plan sponsored by Fortress.

In addition, Fortress requires Aircastle to reimburse it for costs of services which it has incurred on behalf of Aircastle. These expenses are charged to Aircastle at cost and are included in selling, general and administrative expenses in the consolidated statement of operations. For the three and six months ended June 30, 2006, no such costs were incurred. For the three and six months ended June 30, 2005, such costs were $23 and $197, respectively, and were primarily for professional fees.

For the three and six months ended June 30, 2006, Aircastle paid $356 and $519, respectively, for legal fees related to the establishment and financing activities of our Bermuda subsidiaries. Additionally, Aircastle paid $10 and $95, respectively, for Bermuda corporate services related to our Bermuda companies to a law firm and a corporate secretarial services provider, respectively, affiliated with a Bermuda resident director serving on certain of our subsidiary boards. The Bermuda resident director serves as an outside director of these subsidiaries.

Note 13.    Derivatives

On March 10, 2006, we designated an interest rate swap which we had entered into on February 2, 2006 as a hedge of the future variable rate interest payments on the repurchase agreements for debt securities we purchased during the quarter. The interest rate swap has an initial notional principal amount of $74,000, which decreases periodically based on estimated projected principal payments on the debt securities. The interest rate swap, which matures on July 1, 2010, provides for the semi-annual payment of a fixed rate of 5.02% and the monthly receipt of the one-month LIBOR rate on the notional amount.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

On March 21, 2006, we entered into a series of interest rate forward contracts to hedge the variable interest rate payments on debt we expect to incur to finance aircraft acquisitions over the next year. The last forward contract matures in March 2011. The notional amounts of the forward contracts in that series started at $100,000 with respect to the March 2006 forward contract and increase to a maximum of $500,000 with respect to the September 2006 forward contract. The terms of the forward contracts provide for a comparison of, on average, a fixed rate of 5.07% per annum and of one month LIBOR. The aggregate market value of the forward contracts at June 30, 2006 was a receivable of $9,163. The interest rate forward contracts are treated as cash flow hedges for accounting purposes with fair value adjustments recorded as a component of other comprehensive income in our balance sheet.

On June 1, 2006, we entered into a series of forward contracts to hedge the variable interest rate payments on the notes issued in connection with Securitization No. 1. The last forward contract matures in June 2016. The notional amounts of the initial forward contracts in that series start at $560,000 with respect to the July 2006 forward contract and decrease monthly based on the projected principal payments on the certificates. The terms of the forward contracts provide for a comparison of, on average, a fixed rate of 5.78% per annum and of one-month LIBOR plus 0.27%. The aggregate market value of the forward contracts at June 30, 2006 was a receivable of $1,374. The interest rate forward contracts are treated as cash flow hedges for accounting purposes with fair value adjustments recorded as a component of other comprehensive income on our balance sheet.

Note 14.    Segment Reporting

We have two reportable segments: Aircraft Leasing and Debt Investments. We present our segment information on a contribution margin basis consistent with the information that our chief executive officer (the Chief Operating Decision Maker or ‘‘CODM’’) reviews in assessing segment performance and allocating resources. Contribution margin includes revenue, depreciation, interest expense and other expenses that are directly connected to our business segments. We believe contribution margin is an appropriate measure of performance because it reflects the marginal profitability of our business segments excluding overhead.

Aircraft Leasing

The Aircraft Leasing segment consists of amounts earned from our commercial aircraft leasing operations. All of our aircraft are subject to net operating leases whereby the lessee is generally responsible for maintaining the aircraft and paying all operational and insurance costs. In many of our leases we are obligated to bear a portion of maintenance costs or costs associated with modifications required by manufacturers or regulators. We retain the benefit, and bear the risk, of re-leasing and the residual value of the aircraft upon expiration or early termination of the lease.

Debt Investments

The Debt Investments segment consists of amounts earned from our investments in debt securities secured by commercial jet aircraft including enhanced equipment trust certificates, or EETCs, and other forms of collateralized debt.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Information on reportable segments for the three months ended June 30, 2005 and 2006 is as follows:

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2006
	Aircraft Leasing	Debt Investments	Total	Aircraft Leasing	Debt Investments	Total
Revenues
Lease rentals	$4,335	$—	$4,335	$39,627	$—	$39,627
Interest income	—	957	957	—	2,460	2,460
Total revenues	4,335	957	5,292	39,627	2,460	42,087
Expenses
Depreciation	1,972	—	1,972	11,721	—	11,721
Interest	1,476	1	1,477	13,608	1,059	14,667
Other expenses	485	—	485	275	—	275
Total expenses	3,933	1	3,934	25,604	1,059	26,663
Contribution margin	$402	$956	$1,358	$14,023	$1,401	$15,424

Information on reportable segments for the six months ended June 30, 2005 and 2006 is as follows:

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2006
	Aircraft Leasing	Debt Investments	Total	Aircraft Leasing	Debt Investments	Total
Revenues
Lease rentals	$6,197	$—	$6,197	$70,998	$—	$70,998
Interest income	—	1,282	1,282	—	4,101	4,101
Total revenues	6,197	1,282	7,479	70,998	4,101	75,099
Expenses
Depreciation	3,434	—	3,434	21,523	—	21,523
Interest	1,815	1	1,816	21,518	1,929	23,447
Other expenses	555	—	555	915	—	915
Total expenses	5,804	1	5,805	43,956	1,929	45,885
Contribution margin	$393	$1,281	$1,674	$27,042	$2,172	$29,214
Segment Assets	$216,239	$20,821	$237,060	$1,298,386	$124,467	$1,422,853

Total contribution margin reported as a segment profit for reportable business segments is reconciled to income (loss) from continuing operations before income taxes for the three months and six months ended June 30, 2005 and 2006 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Contribution margin	$1,358	$15,424	$1,674	$29,214
Selling, general and administrative expenses	(2,299)	(10,086)	(3,847)	(16,040)
Depreciation and other expenses	(28)	(127)	(28)	(240)
Interest income on cash balances	177	1,502	204	2,564
Income (loss) from continuing operations before income taxes	$(792)	$6,713	$(1,997)	$15,498

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The Company's CODM does not consider selling, general and administrative expenses, depreciation from leasehold improvements and office equipment and other expenses in the evaluation of the operating segment’s results as such costs are recurring and do not bear a direct correlation to operating results. The Company's CODM does not consider interest income on all cash balances in the evaluation of the operating segment's results as such amounts do not bear a direct correlation to operating results.

Total segment assets are reconciled to total assets as follows:

	June 30,
	2005	2006
Segment assets	$237,060	$1,422,853
Operating cash accounts	39,678	90,976
All other	8,154	4,764
	$284,892	$1,518,593

Note 15.    Purchase of Restricted Shares

In May 2006, 200,000 of the Company’s common shares were purchased by a family trust of an individual who was appointed to the Board on July 20, 2006, for cash consideration of $5 per share. In addition, certain members of our management purchased 77,000 of the Company’s common shares in exchange for cash consideration in the amount of $10 per share. The respective purchase prices of these shares were below the fair value of $22 per share for the Company's common shares. Accordingly, the Company recorded non-cash share based payment expense of approximately $4,324 which is recorded as selling, general and administrative expense in the accompanying financial statements for the three and six months ended June 30, 2006. The fair value of the Company’s common shares was determined based on a retrospective estimate of the offering range per share from our initial public offering.

Note 16.    Subsequent Events

On July 20, 2006, the Board declared a dividend from cash on hand in the amount of $0.35 per common share, or an aggregate of $14,367 to shareholders of record on July 26, 2006, which was paid on July 31, 2006. In addition, on August 2, 2006, our Board declared a dividend of $0.156 per common share, or an aggregate of $6,403 to shareholders of record on August 1, 2006, which was paid on August 15, 2006. The Company paid these dividends so that holders of our common shares prior to the initial public offering would receive a distribution for the period prior to the initial public offering.

On July 21, 2006, the Company returned $36,932 of cash to Fortress in exchange for the cancellation of 3,693,200 of our common shares at $10 per share.

On August 11, 2006, the Company completed its initial public offering of 10,454,535 common shares at a price of $23 per share, raising approximately $240,454 before transaction costs. A portion of the proceeds, net of transaction costs, was used to pay off existing debt. The remainder will be used to fund working capital requirements and additional aircraft purchases.

From July 1, 2006 through September 5, 2006, we acquired an additional 12 aircraft for an aggregate purchase price of approximately $334,675. This included a transaction in which one of our subsidiaries agreed to acquire six Boeing B737-700 aircraft leased to Sterling Airlines A/S in Denmark from affiliates of A.P. Moeller – Maersk Group for a total purchase price of $165,200. The acquisitions were partially funded with borrowings under our credit facilities. At September 5, 2006, all of the purchased aircraft are subject to operating leases.

As of September 5, 2006, Aircastle had binding letters of intent to acquire three aircraft for an estimated purchase price of $63,400. Although the closing of each purchase is contingent on the seller

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

meeting certain conditions precedent, the Company expects that all of the aircraft will be acquired during the third and fourth quarters of 2006. The purchase price of certain of the aircraft is subject to variable price provisions that typically reduce the final purchase price if the actual closing occurs beyond an initially agreed upon date.

Note 17.    Pro Forma Capitalization

The following table sets forth our capitalization at June 30, 2006 and our capitalization as of such date as adjusted to give effect to $219,623 of net proceeds received in connection with the completion of our initial public offering on August 11, 2006, the payment of indebtedness under Credit Facility No. 2 as a partial use of proceeds from our initial public offering, the return of $36,932 to Fortress as a partial use of proceeds from Securitization No. 1, the payment of an ordinary dividend from cash on hand in the amount of $0.35 per common share, or an aggregate of $14,367 declared by the Board on July 20, 2006 and paid on July 31, 2006, and the payment of an ordinary dividend from cash on hand in the amount of $0.156 per common share, or an aggregate of $6,403 , declared by the Board on August 2, 2006 and paid on August 15, 2006.

	Actual	Pro Forma
Borrowings under credit facilities	$262,435	$119,250
Securitization Debt	560,000	560,000
Repurchase agreements	84,444	84,444
Common shares	447	515
Additional paid-in-capital	445,349	627,972
Retained earnings	14,994	(5,806)
Accumulated other comprehensive income	40,301	40,301
Total shareholders' equity	501,091	662,982
Total capitalization	$1,407,970	$1,426,676

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management's discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. You should read the following discussion in conjunction with our historical and pro forma consolidated financial statements and the notes thereto appearing elsewhere in this report. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under ‘‘Risk Factors’’ and included in our Registration Statement on Form S-1 (File No. 333-134669), as such registration statement became effective on August 7, 2006.

Certain items in this Quarterly Report on Form 10-Q, and other information we provide from time to time may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not necessarily limited to, statements relating to our ability to acquire, sell and lease aircraft, issue aircraft lease-backed securities on attractive terms, anticipate, manage and address industry trends and their effect on our business, pay and grow dividends, realize gains or income from our debt investments, obtain required licenses and governmental approvals, obtain favorable tax treatment, secure financing and increase revenues, earnings, and EBITDA. Words such as ‘‘anticipate(s),’’ ‘‘expect(s)’’, ‘‘intend(s)’’, ‘‘plan(s)’’, ‘‘target(s)’’, ‘‘project(s)’’, ‘‘believe(s)’’, ‘‘will’’, ‘‘would’’, ‘‘seek(s)’’, ‘‘estimate(s)’’ and similar expressions are intended to identify such forward-looking statements. These statements are based on management's current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements; Aircastle Limited can give no assurance that its expectations will be attained. Factors that could cause actual results to differ materially from Aircastle Limited's expectations include, but are not limited to, our significant customer concentration; our continued ability to obtain additional capital to finance our growth; our continued ability to acquire aircraft at attractive prices; our continued ability to obtain favorable tax treatment in Bermuda and other jurisdictions; our ability to pay or maintain dividends; our ability to lease aircraft at favorable rates and maintain the value of our aircraft; our ability to realize gains or income from our debt investments; general economic conditions and economic conditions in the markets in which we operate; competitive pressures within the industry and/or markets in which we operate; the creditworthiness of our airline customers; interest rate fluctuations; our failure to obtain certain required licenses and approvals; the impact of future terrorist attacks or wars on the airline industry; our concentration of leases in certain geographical regions; and other risks detailed from time to time in Aircastle's filings with the Securities and Exchange Commission (‘‘SEC’’), included in ‘‘Risk Factors’’ included in our Registration Statement on Form S-1 (File No. 333-134699), as such registration statement became effective on August 7, 2006, and in our other filings with the SEC. Such forward-looking statements speak only as of the date of this Quarterly Report. Aircastle Limited expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Overview

We are a global company that acquires and leases high-utility commercial jet aircraft to passenger and cargo airlines throughout the world. High-utility aircraft are generally modern, operationally efficient jets with a large operator base and long useful lives. As of June 30, 2006, our aircraft portfolio consisted of 51 aircraft that were leased to 28 lessees located in 21 countries and managed through our offices in the United States, Ireland and Singapore. All of our aircraft are subject to net operating leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational and insurance costs although, in a majority of cases, we are obligated to pay a portion of specified maintenance or modification costs. We also make investments in other aviation assets, including debt securities secured by commercial jet aircraft. As of September 5, 2006, we had acquired and committed to acquire aviation assets having an aggregate purchase price equal to $1.6 billion and $63.4 million, respectively, for a total of approximately $1.7 billion, including binding letters of intent to acquire an additional three aircraft subject to lease. Our revenues and income from continuing operations for the three and six months ended June 30, 2006 were $42.1 million and $5.1 million and $75.1 and $12.8 million, respectively

We intend to pay regular quarterly dividends to our shareholders. We plan to grow our dividends per share through the acquisition of additional aviation assets using cash on hand and available credit facilities. We expect to finance our acquisitions on a long-term basis using low-cost, non-recourse securitizations. In June 2006, we closed our first securitization, a $560 million transaction comprising 40 aircraft. On July 20, 2006, our board of directors (the ‘‘Board’’) declared a dividend of $0.35 per common share or an aggregate of $14.4 million for the three months ended June 30, 2006, which was paid on July 31, 2006. In addition, on August 2, 2006 the Board declared a dividend of $0.156 per common share, or an aggregate of $6.4 million, to shareholders of record as of August 1, 2006, which was paid on August 15, 2006, for the period commencing on July 1, 2006 and ending on August 11, 2006. We paid this dividend so that holders of our common shares prior to the initial public offering would receive a distribution for the period prior to the initial public offering. These dividends may not be indicative of the amount of any future dividends.

Segments

We manage our business and analyze and report our results of operations on the basis of the following two business segments: Aircraft Leasing and Debt Investments. We present our segment information on a contribution margin basis consistent with the information that our Chief Executive Officer (the chief operating decision maker) reviews in assessing segment performance and allocating resources. Contribution margin includes revenue, depreciation, interest expense and other expenses that are directly connected to our business segments. We believe contribution margin is an appropriate measure of performance because it reflects the marginal profitability of our business segments excluding overhead.

Aircraft Leasing

All of our aircraft are currently subject to net operating leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational and insurance costs. In many of our leases we are obligated to bear a portion of maintenance costs or costs associated with modifications required by manufacturers or regulators. We retain the benefit, and bear the risk, of re-leasing and the residual value of the aircraft upon expiration or early termination of the lease. As of June 30, 2006, our portfolio consisted of 51 aircraft on lease to 28 lessees in 21 countries with a net book value of $1.1 billion. The weighted average (by net book value) age of the aircraft in the portfolio from the date of delivery by manufacturer to June 30, 2006, was 8.70 years. The weighted average (by net book value) remaining lease term as of June 30, 2006 was 3.71 years.

Debt Investments

We also invest in debt securities secured by commercial jet aircraft, including enhanced equipment trust certificates, and other forms of collateralized debt. We believe our experience in the aircraft leasing business coupled with knowledge of structured finance, enables us to make opportunistic investments in this market sector. Our intent is not to actively trade debt investments, and accordingly we have classified debt investments purchased to date as available-for-sale as defined in Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of December 31, 2005, we owned debt securities secured by aircraft with a fair value of $26.9 million. From January 1, 2006 through June 30, 2006, we made two additional investments in debt securities secured by aviation assets. At June 30, 2006, our Debt Investments portfolio consisted of six such debt securities with a fair value of $120.0 million.

Revenues

Revenues in our Aircraft Leasing segment are comprised of operating lease rentals on flight equipment held for lease. The amount of rent we receive depends on various factors, including the type, size and age of the aircraft in our portfolio. Lease rental revenue is recognized on a straight-line basis over the term of the lease. Our aircraft lease agreements generally provide for the periodic payment of a fixed amount of rent over the life of the lease. However, the amount of rent we receive may vary due to several factors, including the creditworthiness of our lessees and the occurrence of delinquencies and defaults. Our lease rental revenues are also affected by the extent to which aircraft are off-lease, and our ability to remarket aircraft that are nearing the end of their leases in order to minimize their off-lease time. Our success in re-leasing aircraft is affected by market conditions relating to our aircraft and by general industry trends. An increase in the percentage of off-lease aircraft or a reduction in lease rates upon remarketing would negatively impact our revenues.

Revenues in our Aircraft Leasing segment for the three and six months ended June 30, 2006 were $39.6 million and $71.0 million, respectively, as compared to $33.0 million for the full year ended December 31, 2005. Our revenues are expected to increase significantly from 2005 to 2006 as a result of aircraft acquisitions in late 2005 as well as actual and planned aircraft acquisitions throughout 2006.

Revenues in our Debt Investments segment are recognized using the effective interest method. Certain investments which represent residual interests are accounted for using a level yield methodology based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. Such assumptions include the rate and timing of principal and interest. Revenues in our Debt Investments segment for the three and six months ended June 30, 2006 were $2.5 million and $4.1 million as compared to $3.0 million for the full year ended December 31, 2005. We expect revenues to increase in 2006 as a result of the purchase of $92.7 million of debt securities in February 2006.

Operating Expenses

Operating expenses are comprised of depreciation of flight equipment held for lease, interest expense, selling, general and administrative expenses, or SG&A, and other expenses. As we continue to grow, we expect that depreciation of flight equipment held for lease and interest expense will grow proportionately with revenue growth. We also expect that SG&A will decline as a percentage of revenues as we leverage our existing infrastructure over a greater revenue base. Since our operating lease terms generally require the lessee to pay for operating, maintenance and insurance costs, our portion of other expenses relating to aircraft reflected in our statement of operations has been nominal.

History

We were formed in October 2004 with a capital commitment of $400 million from funds managed by Fortress Investment Group LLC and certain of its affiliates (together, the ‘‘Fortress Shareholders’’ or ‘‘Fortress’’) for the purpose of investing in aviation assets. This commitment was fully contributed by the end of 2005. On January 31, 2006, the Fortress Shareholders committed to contribute up to an additional $100 million of equity to us. On February 8, 2006, the Fortress Shareholders contributed $36.9 million pursuant to the aforementioned commitment in exchange for 3,693,200 of our common shares. On July 21, 2006, we returned the $36.9 million to the Fortress Shareholders in exchange for the cancellation of 3,693,200 of our common shares.

We are incorporated under Bermuda law and have obtained an assurance from the Minister of Finance of Bermuda under the Exempted Undertakings Tax Protection Act 1966 that, in the event that any legislation is enacted in Bermuda imposing any tax computed on profits or income, or computed on any capital asset, gain or appreciation or any tax in the nature of estate duty or inheritance tax, such tax shall not, until March 28, 2016, be applicable to us or to any of our operations or to our shares, debentures or other obligations except insofar as such tax applies to persons ordinarily resident in Bermuda or is payable by us in respect of real property owned or leased by us in Bermuda. All of our aircraft-owning subsidiaries are non-U.S. corporations that, depending upon the flight activities of the leased aircraft, generally earn income from sources outside the United States that are not subject to U.S. federal income tax. Income earned by our non-U.S. subsidiaries that is attributable to leased aircraft used for flights to or from places within the United States may be subject to U.S. federal income tax. In addition, certain of our non-U.S. subsidiaries may be subject to state and local income taxes on a portion of their income as a result of aircraft used for flights to or from particular states or localities. We own our debt securities in a Bermuda corporation. Earnings of this corporation are not subject to U.S. federal income tax because we qualify for the portfolio interest exception. We have a U.S. based subsidiary which provides management services to our non-U.S. subsidiaries and is subject to U.S. federal, state and local income taxes.

Acquisitions and Dispositions

Our financial results are impacted by the timing and size of acquisitions and dispositions we complete. As of September 5, 2006 we had acquired and committed to acquire aviation assets having an aggregate purchase price equal to $1.6 billion and $63.4 million, respectively, or a total of $1.7 billion. To date we have sold one aircraft, and one debt security.

We believe the large and growing aircraft market continues to evolve, generating significant additional acquisition opportunities. Our acquisition strategy is flexible and allows us to take advantage of the best available market opportunities. Currently, we are primarily focused on acquiring high-utility commercial jet aircraft and we may also make opportunistic acquisitions of other asset-backed aviation assets. Our business strategy has been to pursue acquisitions through multiple channels across the world, such as sale-leasebacks with airlines and purchases from operating lessors, banks and other aircraft owning entities. We also explore opportunities to purchase aircraft from manufacturers from time to time. Our ability to successfully and efficiently acquire and integrate additional aviation assets on favorable terms will significantly impact our financial results and growth prospects.

Finance

A key aspect of our growth strategy is our capital management approach, which supports the financing of our acquisitions of aircraft and other aviation assets. We typically finance the initial purchase of aircraft and other aviation assets using flexible, committed short-term credit arrangements and cash on hand. We believe our ability to execute acquisitions expeditiously and without financing contingencies has benefited us in competitive bidding situations. Our short-term borrowed funds for our aircraft acquisitions and repurchase obligations for our securities are provided by secured term credit facilities from banks. See ‘‘— Liquidity and Capital Resources — Securitization and Credit Facilities.’’

We intend to access the securitization market or other cost effective markets to provide long-term financing for our aircraft portfolio. On June 15, 2006, we closed our first securitization of 40 aircraft, which we refer to as Securitization No. 1. The ACS 2006-1 Pass Through Trust, a newly formed trust, issued a single class of G-1 pass through trust certificates, which we refer to as the certificates, representing undivided interests in $560 million of floating rate asset-backed notes, which we refer to as notes, issued by our wholly owned subsidiaries and supported by 40 aircraft which we refer to as Portfolio No. 1. The principal balance of the notes is equal to 54.8% of the Initial Appraised Value of Portfolio No. 1 of $1.022 billion. ‘‘Initial Appraised Value’’ is the lesser of the mean and the median of base value appraisals obtained from three internationally recognized appraisal firms during the period October 2005 through December 2005. We retained 100% of the rights to receive future cash flows from Portfolio No. 1 after the payment of claims that are senior to our rights. Almost all claims are senior to our rights to receive future cash flows, including but not limited to payment of expenses related to the aircraft and fees of service providers, interest and principal payments to certificate holders, amounts owed to hedge providers and amounts, if any, owed to the policy provider and liquidity provider under Securitization No. 1 for previously unreimbursed advances.

The notes bear interest at one-month LIBOR plus 0.27%. Financial Guaranty Insurance Company issued a financial guaranty insurance policy to support the payment of interest when due on the certificates and the payment, on the final distribution date, of the outstanding principal amount of the certificates. The certificates are rated Aaa and AAA by Moody's Investor Service and Standard & Poor's rating services, respectively. We have entered into a series of interest rate hedging contracts intended to hedge the interest rate exposure associated with issuing floating-rate obligations backed by primarily fixed-rate lease assets. These contracts, together with the guarantee premium, the spread referenced above and other costs of trust administration, result in a fixed rate cost of 6.6% per annum, after the amortization of issuance fees and expenses

We are currently utilizing a $750 million senior secured credit facility, which we refer to as Credit Facility No. 2, to finance up to 85% of the net book value of certain aircraft not included in Securitization No. 1. We expect to continue to purchase aircraft using our credit facilities plus cash on hand and, once a portfolio of 30 to 50 aircraft has been acquired, finance the portfolio on a long-term basis using a securitization structure similar to Securitization No. 1.

Based on our expected aircraft acquisition plan, we anticipate completing one or two portfolio securitizations per year and one or two additional equity offerings per year. Our ability to successfully complete these securitizations and equity offerings on favorable terms will have a significant impact on our results of operations and financial condition.

Registration Statement and Initial Public Offering

On August 11 2006, the Company completed its initial public offering of 10,454,535 common shares at a price of $23 per share, raising $240.5 million before transaction costs. A portion of these proceeds, net of transaction costs, was used to pay off existing debt. The remainder will be utilized to fund working capital requirements and fund additional aircraft purchases.

Results of Operations

For the three months ended June 30, 2006, the Company earned $0.12 per share on $42.1 million in revenues and had $5.1 million of net income. For the six months ended June 30, 2006, the Company earned $0.30 per share on revenues of $75.1 million and had $16.2 million of net income. The significant differences in the results of operations for the three and six months ended June 30, 2006, as compared to the results of operations for the three and six months ended June 30, 2005, are primarily attributable to the significant growth experienced by the Company over the past twelve months, including increases in the acquisition of aviation assets available for leasing, increased borrowings under our credit facilities to finance these acquisitions and the addition of employees required to meet the demands of the growing business. As of June 30, 2006, the Company owned 51 aircraft with a net book value of $1.1 billion, as compared to 15 aircraft with a net book value of $210 million at June 30, 2005. The Company financed these acquisitions as of June 30, 2006, through borrowings of $822 million under existing credit facilities and a securitization. The Company had 34 employees at June 30, 2006 as compared to 14 employees at June 30, 2005.

Comparison of the three months ended June 30, 2005 to the three months ended June 30, 2006

Revenues and Contribution Margin

Revenues and contribution margin by segment is set forth in the tables below. See Note 14 to our unaudited consolidated financial statements for the reconciliation to operating income and our reasons for using contribution margin to discuss our results of operations.

Aircraft Leasing

Aircraft Leasing revenues and contribution margin were as follows:

	Three Months Ended June 30,
(Dollars in thousands)	2005	2006
Revenues
Lease rentals	$4,335	$39,627
Interest income	—	—
Total revenues	4,335	39,627
Expenses
Depreciation	1,972	11,721
Interest	1,476	13,608
Other expenses	485	275
Total expenses	3,933	25,604
Contribution margin	$402	$14,023

For the three months ended June 30, 2005, the contribution margin of our Aircraft Leasing segment was $402,000 on $4.3 million of revenues. At June 30, 2005, we owned 15 aircraft held for lease, eight of which were on lease.

For the three months ended June 30, 2006, the contribution margin of our Aircraft Leasing segment was $14.0 million on $39.6 million of revenues. At June 30, 2006, we owned 51 aircraft held for lease, all of which were on lease. Aircraft leasing revenue of $39.6 million, depreciation expense of $11.7 million and interest expense of $13.6 million all increased relative to the three months ended June 30, 2005 due to the increase in the size of our aircraft portfolio. Other expenses of $275,000 decreased relative to the three months ended June 30, 2005 due to having fewer aircraft off lease during the three months ended June 30, 2006 as compared with the three months ended June 30, 2005.

Debt Investments

Debt Investment revenues and contribution margin were as follows:

	Three Months Ended June 30,
(Dollars in thousands)	2005	2006
Revenues
Lease rentals	$—	$—
Interest income	957	2,460
Total revenues	957	2,460
Expenses
Depreciation	—	—
Interest	1	1,059
Other expenses	—	—
Total expenses	1	1,059
Contribution margin	$956	$1,401

For the three months ended June 30, 2005, the contribution margin of our Debt Investments segment was $956,000 on $957,000 of revenues. At June 30, 2005, we owned $19.9 million of debt securities with $58,000 of unrealized gains as reflected in accumulated other comprehensive income at June 30, 2005.

For the three months ended June 30, 2006, the contribution margin of our Debt Investments segment was $1.4 million on $2.5 million of revenues. At June 30, 2006, we owned $120.0 million of debt securities with $13.5 million of unrealized gains as reflected in accumulated other comprehensive income at June 30, 2006.

Selling, General and Administrative and Other Expenses

Selling, general and administrative and other expenses were as follows:

	Three Months Ended June 30,
(Dollars in thousands)	2005	2006
Personnel	$1,216	$4,539
Compensation to director	—	3,400
Professional fees	711	1,084
Rent and office expenses	117	316
Depreciation of leasehold improvements and office equipment	28	127
Other selling, general and adminstrative expenses	227	620
	$2,299	$10,086

Personnel costs consist primarily of salary, recruitment and relocation expenses which increased as the number of employees increased from 14 at June 30, 2005 to 34 at June 30, 2006. Compensation to a director was a non-cash share based payment expense for the purchase of common shares below fair market value. Professional fees consisted primarily of legal, accounting and tax fees associated with the legal organization and administration of the Company and its subsidiaries. Office expense and equipment costs, mainly rent, depreciation and other general office expenses increased with the expansion of facilities required to meet the demands of our growing business.

Income Tax Provision

Our provision for income taxes for the three months ended June 30, 2005 and 2006 was $84 and $1,663, respectively. Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. Consequently, the provision for income taxes recorded relates to income earned by certain subsidiaries of the Company which are located in jurisdictions that impose income taxes.

Comparison of the six months ended June 30, 2005 to the six months ended June 30, 2006

Revenues and Contribution Margin

Revenues and contribution margin by segment is set forth in the table below. See Note 14 to our unaudited consolidated financial statements for the reconciliation to operating income and our reasons for using contribution margin to discuss our results of operations.

Aircraft Leasing

Aircraft Leasing revenues and contribution margin were as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2005	2006
Revenues
Lease rentals	$6,197	$70,998
Interest income	—	—
Total revenues	6,197	70,998
Expenses
Depreciation	3,434	21,523
Interest	1,815	21,518
Other expenses	555	915
Total expenses	5,804	43,956
Contribution margin	$393	$27,042

For the six months ended June 30, 2005, the contribution margin of our Aircraft Leasing segment was $393,000 on $6.2 million of revenues. At June 30, 2005, we owned 15 aircraft held for lease, eight of which were on-lease.

For the six months ended June 30, 2006, the contribution margin of our Aircraft Leasing segment was $27.0 million on $71.0 million of revenues. At June 30, 2006, we owned 51 aircraft held for lease, all of which were on-lease. Aircraft leasing revenue of $71.0 million, depreciation expense of $21.5 million, interest expense of $21.5 million and other expenses of $915,000, all increased relative to the six months ended June 30, 2005 due to the increase in the size of our aircraft portfolio.

Debt Investments

Debt Investment revenues and contribution margin were as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2005	2006
Revenues
Lease rentals	$—	$—
Interest income	1,282	4,101
Total revenues	1,282	4,101
Expenses
Depreciation	—	—
Interest	1	1,929
Other expenses	—	—
Total expenses	1	1,929
Contribution margin	$1,281	$2,172

For the six months ended June 30, 2005, the contribution margin of our Debt Investments segment was $1.3 million on $1.3 million of revenues. At June 30, 2005, we owned $19.9 million of debt securities with $58,000 of unrealized gains as reflected in accumulated other comprehensive income at June 30, 2005.

For the six months ended June 30, 2006, the contribution margin of our Debt Investments segment was $2.2 million on $4.1 million of revenues. At June 30, 2006, we owned $120.0 million of debt securities with $13.5 million of unrealized gains as reflected in accumulated other comprehensive income at June 30, 2006.

Selling, General, Administrative and Other Expenses

Selling, general, administrative and other expenses were as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2005	2006
Personnel	$2,429	$8,341
Compensation to director	—	3,400
Professional fees	764	2,455
Rent and office expenses	190	559
Depreciation of leasehold improvements and office equipment	28	241
Other selling, general and adminstrative expenses	436	1,044
	$3,847	$16,040

Personnel costs consist primarily of salary, recruitment and relocation expenses which increased as the number of employees increased from 14 at June 30, 2005 to 34 at June 30, 2006. Compensation to a director was a non-cash share based payment expense for the purchase of common shares below fair market value. Professional fees consisted primarily of legal, accounting and tax associated with the legal organization and administration of the Company and its subsidiaries. Office expense and equipment costs, mainly rent, depreciation and other general office expenses increased with the expansion of facilities required to meet the demands of our growing business.

Income Tax Provision

Our provision for income taxes for the six months ended June 30, 2005 and 2006 was $253 and $2,667, respectively. Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. Consequently, the provision for income taxes recorded relates to income earned by certain subsidiaries of the Company which are located in jurisdictions that impose income taxes.

Discontinued Operations

During 2005, we purchased an aircraft and immediately held it for sale. As of December 31, 2005, the aircraft was classified on the balance sheet as flight equipment held for sale and all operating activities were classified as discontinued operations. No depreciation expense was recorded on this aircraft. For the six months ended June 30, 2006, earnings from discontinued operations, net of taxes, totaled $3.4 million. The aircraft earned lease rentals in the amount of $2.1 million and incurred interest expense of $528,000 in 2006. Income tax associated with the aircraft in 2006 was $448,000. The aircraft was sold on March 29, 2006 for a $2.2 million gain and the related debt in the amount of $36.7 million was repaid on March 30, 2006.

Application of Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP, requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. Our estimates and assumptions are based on historical experiences and currently available information. Actual results may differ from such estimates under different conditions, sometimes materially. A summary of our significant accounting policies is presented in Note 1 to our consolidated financial statements and in the Company’s Registration Statement on Form S-1 (File No. 333-134669), declared effective on August 7, 2006, and all of our other filings filed with the SEC from August 7, 2006 through the current date pursuant to the Securities Exchange Act of 1934. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results and require our most subjective judgments, estimates and assumptions. Our most critical accounting policies and estimates are described below.

Lease Revenue Recognition

Our operating lease rentals are recognized on a straight-line basis over the term of the lease. We will neither recognize revenue nor record a receivable from a customer when collectibility is not reasonably assured. Estimating whether collectibility is reasonably assured requires some level of subjectivity and judgment. When collectibility is not certain, the customer is placed on non-accrual status and revenue is recognized when cash payments are received. Management determines whether customers should be placed on non-accrual status. When we are reasonably assured that payments will be received in a timely manner, the customer is placed on accrual status. The accrual/non-accrual status of a customer is maintained at a level deemed appropriate based on factors such as the customer credit rating, payment performance, financial condition and requests for modifications of lease terms and conditions. Events or circumstances outside of historical customer patterns can result in changes to a customer’s accrual status

Income and Valuation of Debt Securities

Income on debt securities is recognized using the effective interest method. Certain investments which represent residual interest are accounted for using a level yield methodology based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. Such assumptions include the rate and timing of principal and interest receipts (which may be subject to prepayments and defaults). These assumptions are updated on at least a quarterly basis to reflect changes related to a particular security, actual historical data, and market changes. These uncertainties and contingencies are difficult to predict and are subject to future events and economic and market conditions, which may alter the assumptions. We have classified our investments in debt securities as available for sale. As such, they are carried at fair value with any net unrealized gains and losses reported as a component of accumulated other comprehensive income. Fair value is based primarily upon broker quotations, as well as counterparty quotations, which provide valuation estimates based upon reasonable market order indications or a good faith estimate thereof. These quotations are subject to significant variability based on market conditions, such as interest rates and credit spreads. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in our results of operations and financial position. At June 30, 2006, each of our debt securities available for sale has unrealized gains.

Flight Equipment

Flight equipment held for lease is stated at cost and depreciated using the straight-line method over a 25 year life from the date of manufacture to estimated residual values. Estimated residual values are generally determined to be approximately 15% of the manufacturer's estimated realized price for flight equipment when new. Management may, at its discretion, make exceptions to this policy on a case-by-case basis when, in its judgment, the residual value calculated pursuant to this policy does not appear to reflect current expectations of value. Examples of situations where exceptions may arise include but are not limited to:

•	Flight equipment where estimates of the manufacturer's realized sales prices are not relevant (e.g., freighter conversions);

•	Flight equipment where estimates of the manufacture's realized sales prices are not readily available; and

•	Flight equipment which may have a shorter useful life due to obsolescence.

In accounting for flight equipment held for lease, we make estimates about the expected useful lives, the fair value of attached leases and the estimated residual values. In estimating useful lives, fair value of leases and residual values of our aircraft, we rely upon actual industry experience with the same or similar aircraft types and our anticipated utilization of the aircraft.

Determining the fair value of attached leases requires us to make assumptions regarding the current fair values of leases for specific aircraft. We estimate a range of fair values of like aircraft in order to determine if the attached lease is within a fair value range. If a lease is below or above fair value range, we present value the estimated amount below or above fair value range over the remaining term of the lease. Lease premiums or discounts are amortized into lease rental income over the remaining term of the lease.

Our flight equipment held for lease is evaluated for impairment when events and circumstances indicate that the assets may be impaired. Indicators include third party appraisals of our aircraft, adverse changes in market conditions for specific aircraft types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of our aircraft.

Derivative Financial Instruments

In the normal course of business we utilize derivative instruments to manage our exposure to interest rate risks. We account for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (‘‘SFAS No. 133’’). In accordance with SFAS No.133, all derivatives are recognized on the balance sheet at their fair value. We obtain the values on a quarterly basis from the counter party of the derivative contracts. When hedge treatment is achieved under SFAS No.133, the changes in fair values related to the effective portion of the derivatives are recorded in other comprehensive income or in income, depending on the designation of the derivative as a cash flow hedge. The ineffective portion of the derivative contract is calculated and recorded in income at each quarter end.

At inception of the hedge, we choose a method of ineffectiveness calculation, which we must use for the life of the contract. For a majority of our hedges, we use the ‘‘change in variable cash flows method’’ for calculation of hedges not considered to be perfectly effective. In the case of swap transactions, the calculation involves a comparison of the present value of the cumulative change in the expected future cash flows on the variable leg of the swap and the present value of the cumulative change in the expected future interest cash flows on the floating-rate liability. The difference is the calculated ineffectiveness and is recorded in income.

We use the ‘‘hypothetical trade method’’ for hedges that do not qualify for the ‘‘change in variable cash flow method’’ under SFAS No.133. The calculation involves a comparison of the change in the fair value of a hypothetical trade to the change in the fair value of the hedge. The difference is the calculated ineffectiveness and is recorded in income.

Share Based Payments

Compensation costs relating to share based payments are recognized based on the fair value of the equity instruments issued in accordance SFAS No. 123(R), Share-Based Payment. We use the straight line method of accounting for compensation cost on share based payment awards that contain pro-rata vesting provisions. The fair value of the equity instruments was determined based on a valuation which takes into account various assumptions that are subjective. Such assumptions involved projecting our earnings through the date of the anticipated initial public offering to develop an estimated annualized rate of earnings and annualized earnings and dividends per share. Key assumptions used in developing the projection included expected monthly acquisition volume through the date of the initial public offering, leverage and interest costs, revenues from new aircraft acquisitions and the growth of selling, general and administrative expenses. We anticipate that the current requisite service periods will be obtained for employees with awards.

Liquidity and Capital Resources

We have been able to meet our liquidity requirements from several sources, including:

•	Lines of credit and other secured borrowings;

•	Equity contributions from our shareholders;

•	Aircraft lease revenues and maintenance payments; and

•	Principal and interest payments from our debt securities.

We expect that cash on hand and expected cash flow provided by operations, as well as our credit facilities, will satisfy our short term liquidity needs with respect to our current portfolios of aircraft and debt securities over the next 12 months.

The acquisition of aircraft and debt securities drives our growth and fuels our long-term need for liquidity. We expect to acquire a substantial amount of aviation assets over the next 12 months but there can be no assurances regarding the timing and amount of such acquisitions. During the first six months of 2006, we acquired $385.40 million of commercial jet aircraft and related capital improvements and $92.7 million of debt securities secured by commercial jet aircraft, for a total of $478.1 million. In addition, over the next 12 months, we expect capital expenditures and lessee maintenance payment draws on our owned and committed aircraft portfolio to be approximately $20 million. However, there can be no assurance that we will be able to acquire such additional aircraft or that such capital expenditures will not exceed the expected amount. It is our intention to fund future aircraft acquisitions initially through borrowings under our credit facilities, and to repay all or a portion of such borrowings from time to time with the net proceeds from subsequent securitizations and additional equity issuances. It is also our intention to finance investments in debt securities with borrowings arranged at the time of the investment which may include entering into repurchase agreements. Therefore, our ability to execute our business strategy, particularly the growth of our acquisitions, depends to a significant degree on our ability to obtain additional debt and equity capital. Depending on the volume of aircraft acquisitions and opportunities to invest in debt securities, we will likely seek to execute one or two additional securitizations and may seek to execute one or two additional equity offerings during the course of the next 12 months. Decisions by investors and lenders to enter into such transactions with us will depend upon a number of factors, such as our historical and projected performance, compliance with the terms of our current credit arrangements, industry and market trends, the availability of capital and the relative attractiveness of alternative investments. We believe that funds will be available to support our growth strategy and will enable us to pay dividends to our common shareholders as contemplated by our dividend policy. However, future deterioration in our performance or our markets could limit our ability to access these sources of financing and/or increase our cost of capital, which may negatively impact our ability to raise additional funds, grow our business and to pay dividends to our common shareholders.

Cash Flows

	Six months ended June 30,
(Dollars in thousands)	2005	2006
Net cash provided by (used in) operating activites	$(744)	$26,114
Net cash (used in) investing activities	$(140,971)	$(447,537)
Net cash provided by financing activities	$181,393	$432,456

Cash Flows from Operating Activities

Operating activities used cash flow of $0.7 million in the first six months of 2005 and provided net cash flow of $26.1 million in the first six months of 2006. Cash flow from operations is primarily generated from rents received pursuant to the lease agreements on our aircraft. It is reduced by interest expense on our borrowings and by selling, general and administrative expenses. The amount of rent we receive depends on various factors, including the size, age and composition of our aircraft portfolio. Our aircraft lease agreements generally provide for the periodic payment of a fixed amount of rent over the life of the lease. However, the amount of rent we receive may vary due to several factors, including the credit worthiness of our lessees and the occurrence of delinquencies and defaults. It is also affected by the extent to which aircraft are off-lease, and our ability to remarket aircraft that are nearing the end of their leases. Our success in re-leasing aircraft is affected by market conditions for our aircraft and by general industry trends. At June 30, 2005, 8 of our 15 aircraft were on lease. At June 30, 2006 all 51 of our aircraft were on lease.

Cash flow from operations is also affected by the interest expense we pay on our debt facilities and by our decisions to hedge the risk of changing interest rates. All of our debt is floating rate and varies with changes in LIBOR. To the extent interest rates increase we may be liable for more interest payments to our lenders. Our practice has been to hedge the expected future interest payments on a portion of our floating rate liabilities by entering into derivative contracts. However, we remain exposed to changes in interest rates to the extent we decide to remain un-hedged and the degree to which our hedges are not perfectly correlated to the hedged future cash flows.

Cash Flows from Investing Activities

Net cash flow used by investing activities totaled $141.0 million and $447.5 million for the six months ended June 30, 2005 and June 30, 2006, respectively. The period to period increase reflects the increase in our business activities during this time. For example, during the six months ended June 30, 2006 we acquired 19 aircraft as compared to 12 aircraft during the six months ended June 30, 2005. Similarly, we invested $385.4 million in the acquisition and improvement of flight equipment during the six months ended June 30, 2006 as compared to $118.8 million during the six months ended June 30, 2005. We also invested $92.7 million in debt securities during the six months ended June 30, 2006 as compared to $23.0 million for the six months ended June 30, 2005. Cash flow from investing activities for the six months ended June 30, 2006 also reflect proceeds of $57.2 million from the sale of an aircraft in March 2006 that had been reported as discontinued operations.

Cash Flows from Financing Activities

Net cash flows from financing activities totaled $181.4 million and $432.5 million for the six months ended June 30, 2005 and June 30, 2006, respectively. The period to period increase primarily reflects the growth in our investment in flight equipment. Our financing strategy is to finance aircraft acquisitions on an interim basis using credit facilities until we aggregate a large enough portfolio to securitize. Borrowings under our credit facilities are collateralized by leases on our aircraft, ownership interest in our subsidiaries that own aircraft, cash on deposit in lockbox accounts and other assets held by the collateral agent and rights under the service provider agreements and certain other agreements.

The increase in cash flows from financing activities also reflects an increase in the advance rates available to the Company from credit facilities and securitization executed since June 30, 2005, including Securitization No. 1, Credit Facility No. 1, Credit Facility No. 2 and Credit Facility No. 3 (each as defined below). At June 30, 2006, the Company had borrowed $822.4 million secured by interests in flight equipment with a net book value of $1.1 billion. At June 30, 2005, the Company had borrowed $104.5 million secured by interests in flight equipment with a net book value of $211.8 million. The weighted average advance rates of the Company’s borrowings under these credit facilities, relative to the net book value of the Company’s flight equipment, were 73% and 49% at June 30, 2006 and June 30, 2005, respectively.

On June 15, 2006, we closed our first portfolio securitization, which we refer to as Securitization No. 1. Through June 30, 2006, net proceeds from our Securitization No. 1 were used to pay down $441.2 million of debt on Credit Facility No.1 and $45.0 million on Credit Facility No. 2 and for working capital purposes. The balance of $45.9 million outstanding on Credit Facility No. 1 as of June 30, 2006 was repaid in full on August 4, 2006.

We also repaid $36.7 million of debt outstanding on Credit Facility No. 3 on March 31, 2006 when we sold one of the aircraft that had been financed under this facility. The aircraft had been classified as held for sale for accounting purposes and results of operations related to the aircraft have been reported in Discontinued Operations.

Net cash flow from financing activities for the first half of 2006 also reflects the receipt of $75.8 million from repurchase agreements. The cash flow is primarily related to the acquisition and financing of two debt securities on March 10, 2006.

In 2004, the Fortress Shareholders committed to invest $400 million of equity in Aircastle. Of this amount, $93.1 million was contributed in 2004 and the remaining $306.9 million was invested in 2005. On January 31, 2006, the Fortress Shareholders committed to contribute up to an additional $100 million of equity in the Company. On February 8, 2006, the Fortress Shareholders contributed

$36.9 million pursuant to the aforementioned commitment and in exchange for 3,693,200 of our common shares. On July 21, 2006, we returned the $36.9 million to Fortress in exchange for the cancellation of 3,693,200 of our common shares.

Securitization and Credit Facilities

On June 15, 2006, in connection with Securitization No. 1, two of our subsidiaries, ACS Aircraft Finance Ireland plc. (‘‘ACS Ireland’’) and ACS Aircraft Finance Bermuda Limited (‘‘ACS Bermuda’’), which we refer to together with their subsidiaries as the ACS Group, issued $560 million of Class A-1 notes, or the notes, to a newly formed trust, ACS 2006-1 Pass Through Trust, or the trust. The trust simultaneously issued a single class of Class G-1 pass through trust certificates, or the certificates, representing undivided fractional interests in the notes. Payments on the notes will be passed through to holders of the certificates. The notes are secured by ownership interests in aircraft-owning subsidiaries of ACS Bermuda and ACS Ireland and the aircraft leases, cash, rights under service agreements and any other assets they may hold. Each of ACS Bermuda and ACS Ireland has fully and unconditionally guaranteed the other’s obligations under the notes. However, the notes are neither obligations of nor guaranteed by Aircastle Limited.

The ACS Group used the proceeds from the sale of the notes to acquire 40 aircraft from us and we paid for certain expenses incurred in connection with the certificates offering of approximately $13 million. We used a portion of the proceeds of Securitization No. 1 to return $36.9 million to the Fortress Shareholders in exchange for the cancellation of 3,693,200 of our common shares and to repay of amounts owed on Credit Facility No. 1 and Credit Facility No. 2. The notes provide for monthly payments of interest at a floating rate of one-month LIBOR plus 0.27%, which at June 30, 2006 was 5.47%, and scheduled payments of principal. The scheduled payments of principal have been calculated such that the principal balance of the notes will be equal to 54.8% of the Initial Appraised Value of the aircraft; as such Initial Appraised Value is decreased over time by an assumed amount of depreciation.

During the first five years of the transaction, subject to compliance with the debt service coverage ratio test in years four and five, all cash flows attributable to the underlying aircraft after payment of expenses, interest and scheduled principal payments, or excess securitization cash flows, will be available for distribution to us. We intend to use the excess securitization cash flow to pay dividends and to make additional investments. We expect to refinance the notes on or prior to June 2011. In the event that the notes are not repaid on or prior to June 2011, the excess securitization cash flows will be used to repay the principal amount of the notes and will not be available to us to pay dividends to our shareholders. If during year four or five of Securitization No. 1, the debt service coverage ratio test fails on two consecutive payment dates, the excess securitization cash flows will be used to repay the principal amount of the notes and will not be available to us to pay dividends to our shareholders.

During the twelve months subsequent to the closing of Securitization No. 1, the gross contracted lease rental revenues payable on Securitization No. 1 are scheduled to be approximately $121.8 million. Cash outflows of the securitization, not including remarketing expenses, are expected to be comprised of operating expenses, interest expense and principal amortization. The operating expenses incurred directly in connection Securitization No. 1 (exclusive of the servicing and administrative fees paid to us) are expected to be $3.8 million for the twelve month period. Interest expense incurred on the certificates and amortization of principal are expected to be $32.2 million and $21.5 million, respectively, for the twelve month period. Additionally, total depreciation on a GAAP basis for the initial twelve month period is expected to be $39.3 million, or $17.8 million in excess of principal amortization. Actual amounts may differ from estimated amounts.

At June 30, 2006, we had a $525 million secured credit facility, which we refer to as Credit Facility No. 1, to finance the acquisition of aircraft and related improvements. Generally, borrowings under the credit facility incurred interest at the one month LIBOR rate plus 1.50% which at June 30, 2006 was 6.70%. Additionally, we were subject to a 0.25% fee on any unused portion of the facility. At June 30, 2006, $45.8 million remained outstanding on Credit Facility No. 1. Credit Facility No. 1 was repaid in full on August 4, 2006.

On February 28, 2006, we entered into another revolving credit facility to finance aircraft acquisitions which we refer to as Credit Facility No. 2. This facility initially had a $500 million facility limit and a term of 18 months. As of June 15, 2006, Credit Facility No. 2 was amended to increase the maximum committed amount to $750 million and to extend the maturity to November 15, 2007. As of June 30, 2006 we had borrowed $143.2 million under this facility. Borrowings under Credit Facility No. 2 are used to finance up to 85% of the net book value of aircraft. Credit Facility No. 2 requires the monthly payment of interest and principal, to the extent of 85% of any decrease in the net book value of the assets. Generally, borrowings under Credit Facility No. 2 bear interest at the one month LIBOR rate plus 1.25% which at June 30, 2006 was 6.92%. Additionally, we are subject to a 0.25% fee on the average daily amount of the unused portion of Credit Facility No. 2. This facility has no restrictions on the amount of dividends we can pay, provided we are not in default. Additionally, we are required to maintain net worth, determined according to GAAP, of no less than $500 million.

Also at June 30, 2006, we had a $73.3 million credit facility to finance the acquisition of two aircraft which we refer to as Credit Facility No. 3. This was initially a $110.0 million facility and had been used to finance the acquisition of a third aircraft, but was repaid in part upon the sale of one of our aircraft on March 29, 2006. The interest rate on the facility is one-month LIBOR plus 1.50%, which at June 30, 2006 was 6.65%. The facility requires a monthly payment of interest. The facility was amended on July 18, 2006, to increase the maximum committed amount by approximately $25.1 million and to extend the maturity date to March 31, 2007. The increase in the maximum committed amount was reduced by $25.1 million with the closing of our initial public offering. We expect to either sell and/or obtain alternative sources of financing for these assets prior to the maturity date. However, we can give no assurances that we will be able to do so.

From time to time, we also enter into repurchase agreements to finance certain of our securities available for sale. Repurchase agreements are agreements to sell securities to counterparty with the simultaneous agreement to repurchase the same or substantially identical securities from the same counterparty at a later date with accrued interest. Repurchase agreements normally do not constitute economic sales and are therefore treated as collateralized financing transactions and are carried at the amount of cash received with the underlying securities sold continuing to be recognized as securities available for sale. Interest incurred on repurchase agreements is reported in interest expense. At June 30, 2006, we had five outstanding repurchase agreements totaling $84.4 million. Four of the repurchase agreements provide for the payment of interest at one month LIBOR plus 0.50% and one of the agreements provides for the payment of interest at three month LIBOR plus 0.75%. At June 30, 2006, the weighted average interest rate on our repurchase agreements was 5.65% per annum. The repurchase agreements provide for an original term to maturity ranging from six months to one year. At June 30, 2006, two of the repurchase transactions totaling $2.9 million are scheduled to mature on June 28, 2007; two of the repurchase agreements totaling $75.6 million are scheduled to mature on March 1, 2007; and one of the repurchase agreements for $5.9 million is scheduled to mature on December 6, 2006. If we cannot renew or replace these repurchase transactions as they mature we will be required to repay them from internal funds or find alternative sources of financing, as to which no assurance can be given.

Our debt obligations contain various customary non-financial loan covenants. Such covenants do not, in management’s opinion, materially restrict our investment strategy or our ability to raise capital. We are in compliance with all of our loan covenants as of June 30, 2006.

The following table provides a summary of our credit facilities (dollars in thousands):

		As of June 30, 2006
Debt Obligation	Collateral	Commitment	Outstanding	Interest Rate	Final Stated Maturity
Credit Facility No. 1	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	$525,000	$45,918	1 Month LIBOR +1.50%	02/24/07
Credit Facility No. 2	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	750,000	143,185	1 Month LIBOR 1.25%+	11/15/07
Credit Facility No. 3	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	73,332	73,332	1 Month LIBOR +1.50%	03/31/07
Securitization No. 1	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	560,000	560,000	1 Month LIBOR +0.27%	06/20/31
Repurchase Agreements	Securities available for sale	78,564	78,564	1 Month LIBOR +0.50%	6/28/2007 and 3/1/07
Repurchase Agreement	Securities available for sale	5,880	5,880	3 Month LIBOR +0.75%	12/06/06
		$1,992,776	$906,879

Contractual Obligations

Our contractual obligations consist of principal and interest payments on variable rate liabilities, binding letters of intent to purchase aircraft and rent payments pursuant to its office leases. Total contractual obligations increased from $723.2 million at the end of 2005 to approximately $1.6 billion at June 30, 2006. The primary reasons for the increase are:

•	an increase in borrowings on credit facilities and Securitization No.1, which reflects the increase in our flight equipment held for lease;

•	an increase in repurchase agreements to finance the acquisition of securities available for sale, reflecting the increase in our debt investments; and

•	an increase in purchase obligations to acquire additional flight equipment.

The increase in contractual obligations due in greater than one year as compared to December 31, 2005 reflects the replacement of short term credit facilities with longer term financing under Securitization No. 1.

The following table presents our contractual obligations and their maturity dates as of June 30, 2006 (dollars in thousands):

Payments due by period as of June 30, 2006
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility No. 1(1)(2)	$47,960	$47,960	$—	$—	$—
Credit Facility No. 2(2)(3)	156,473	16,324	140,149	—	—
Credit Facility No. 3(2)	77,044	77,044	—	—	—
Securitization No. 1(2)	885,217	51,203	102,147	107,518	624,349
Repurchase Agreements(2)	87,637	87,637	—	—	—
Operating Leases(4)	3,180	478	975	1,002	725
Purchase Obligations(5)	334,675	334,675	—	—	—
Total	$1,592,186	$615,321	$243,271	$108,520	$625,074

(1)	Credit Facility No. 1 was repaid in full on August 4, 2006.

(2)	Includes interest on variable rate, LIBOR-based instruments at the June 30, 2006 rate.

(3)	$205.5 million of the net proceeds from our initial public offering were used to repay a portion of Credit Facility on August 15, 2006.

(4)	Represents contractual payments on our office lease in Stamford, Connecticut.

(5)	At June 30, 2006, we had binding letters of intent to acquire twelve aircraft. The acquisition of all twelve aircraft was completed during the third quarter of 2006.

Our hedging transactions use derivative instruments and our securities repurchase transactions also involve counterparty credit risk. The counterparties to our derivative arrangements and repurchase agreements are major financial institutions with high credit ratings. As a result, we do not anticipate that any of these counterparties will fail to meet their obligations. However, there can be no assurance that we will be able adequately to protect against risk and will ultimately realize an economic benefit from our hedging strategies or recover the full value of the securities underlying our repurchase agreements in the event of a default by the counterparty.

Margin Calls

Our repurchase agreements and interest rate derivative instruments are also subject to margin calls based on the value of the underlying security and the level of interest rates. Margin calls resulting from decreases in the value of our debt instruments or mark-to-market losses on our derivative instruments due to decreasing interest rates could require that we post additional collateral. Management believes that we maintain adequate cash reserves and liquidity to meet any reasonably possible margin calls resulting from these risks, but can make no assurances that we will have adequate additional collateral under all potential scenarios.

Capital Expenditures

We make capital expenditures from time to time in connection with improvements made to our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. In 2005 we made a total of $30.5 million of capital expenditures related to the acquisition of aircraft. For the six months ending June 30, 2006 we made a total of $2.5 million of capital expenditures related to the acquisition of aircraft.

As of June 30, 2006, the weighted average (by net book value) age of our aircraft was approximately 8.7 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Under our leases, the lessee is primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement. Under 26 of our leases, the lessee is required to make periodic payments to us in order to provide for the payment of maintenance tied to the usage of the aircraft. Under 23 of our leases, the lessee may be required to make a maintenance payment to us at the end of the lease based upon certain utilization criteria. Two of our leases require that the lessee make both a monthly maintenance payment and an additional maintenance payment to us at the end of the lease term in certain circumstances. At June 30, 2006, we held $48.6 million of maintenance reserves. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.

Actual maintenance reserve payments in the future may be less than projected as a result of a number of factors, including defaults by the lessees. Maintenance reserves may not cover the entire amount of actual maintenance expenses incurred and, where these expenses are not covered by the lessees, there can be no assurance that our operational cash flow and maintenance reserves will be sufficient to fund maintenance requirements, particularly as our aircraft age.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at June 30, 2006 and December 31, 2005.

Foreign Currency Risk and Foreign Operations

At June 30, 2006, except for one lease expiring in October 2006, where the lease rentals are payable in euros, lease rentals under all of our leases are payable in U.S. dollars. However, we incurred euros and Singapore dollar denominated expenses in connection with our subsidiary in Ireland and branch office in Singapore. At the end of June 30, 2006, six of our 34 employees were based in Ireland and two employees were based in Singapore. For the six months ended June 30, 2006, expenses denominated in currencies other than the U.S. dollar, such as payroll and office costs, aggregated approximately $1.9 million in U.S. dollar equivalents and represented approximately 11.9% of total general, sales and administrative expenses. Our international operations are a significant component of our business strategy and permit us more effectively to source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, it is likely that our international operations, and our exposure to foreign currency risk, will increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases we may enter into hedging transactions in the future to mitigate this risk. For the six months ended June 30, 2006 and 2005 we incurred a loss of $23,000 and a gain of $7,000 on foreign currency transactions, respectively.

Interest Rate Risk

Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. These risks are highly sensitive to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates. Our primary interest rate exposures relate to our lease agreements, debt investments, floating rate debt obligations and interest rate derivative instruments. Our lease agreements typically require the payment of a fixed amount of rent during the term of the lease. Similarly, our debt securities are generally collateralized by largely fixed rate aircraft leases, and provide for a fixed coupon interest rate. However, our borrowing agreements generally require payments based on a variable interest rate index, such as LIBOR. Therefore, increases in interest rates may reduce our net income by increasing the cost of our debt without any corresponding increase in rents or cash flow from our securities. We are also exposed to loss on (i) our fixed-pay interest rate swaps to the extent interest rates decrease below the contractual fixed rates of our swaps and (ii) our other interest rate derivate instruments.

Changes in interest rates may also impact our net book value as our debt securities and derivatives are periodically marked-to-market. Generally, as interest rates increase the value of our fixed rate debt securities decreases. The magnitude of the decrease is a function of the difference between the coupon rate and the current market rate of interest, the average life of the securities and the face amount of the securities. We are also exposed to loss on (i) our fixed pay interest rate swaps to the extent interest rates decrease below the contractual fixed rates of our swaps and (ii) our other derivative instruments. In general, we would expect that over time, decreases in the value of our debt securities attributable to interest rate changes will be offset to some degree by increases in the value of our derivative instruments, and vice versa. However, our policy is to hedge only a portion of the variable rate interest payments on our outstanding and/or expected future debt obligations rather than hedge the amount of our investments, therefore, our assets remain partially un-hedged. Furthermore, the relationship between spreads on debt securities and spreads on derivative instruments may vary from time to time, resulting in a net aggregate book value increase or decline. Changes in the general level of interest rates also can affect our ability to acquire new investments and our ability to realize gains from the settlement of such assets.

Hedging

The objective of our hedging policy is to adopt a risk averse position with respect to changes in interest rates. Accordingly, we have entered into a number of interest rate swaps and interest rate forward contracts to hedge the current and expected future interest rate payments on our variable rate debt. Interest rate swaps are agreements in which a series of interest rate flows are exchanged with a third party over a prescribed period. An interest rate forward contract is an agreement to make or receive a payment at the end of the period covered by the contract, with reference to a change in interest rates. The notional amount on a swap or forward contract is based is not exchanged. Our swap transactions typically provide that we make fixed rate payments and receive floating rate payments to convert our floating rate borrowings to fixed rate obligations to better match the largely fixed rate cash flows from our investments in flight equipment and debt securities. Similarly, our interest rate forward contracts typically provide for us to receive payment if interest rates increase and make a payment if they decrease. However, we can give no assurance that our net income will not be adversely affected during any period as a result of changing interest rates. We held the following interest rate derivative contracts as of June 30, 2006:

(Dollars in thousands)
Hedged Item	Notional Amount	Effective Date	Maturity Date	Floating Rate	Fixed Rate	Fair Value of Derivative Asset or (Liability)
Securitization No. 1(e)	$560,000	Jun-06	Jun-16	1 month LIBOR plus 0.27%	5.78%	$1,374
Credit Facility No. 2 and No. 3(a)	300,000	Mar-06	Mar-11	1 month LIBOR	5.07%	9,163
Repurchase Agreement(b)	74,000	Feb-06	Jul-10	1 month LIBOR	5.02%	746
Repurchase Agreement(c)	5,000	Dec-05	Sep-09	3 month LIBOR	4.94%	37
Repurchase Agreement(d)	2,900	Jun-05	Mar-13	1 month LIBOR	4.21%	235
	$941,900					$11,555

(a)	On March 21, 2006 we entered into a series of interest rate forward contracts to hedge the variable interest rate payments on debt we expect to incur to finance aircraft acquisitions over the next year. The notional amounts of the forward contracts in that series started at $100 million with respect to the March 2006 forward contract and increase to a maximum of $500 million with respect to the September 2006 forward contract. The increase in notional amount over time reflects projected aircraft acquisitions and related borrowings through September 2006. To the extent that actual interest payments on borrowings do not match anticipated cash flows from forward contracts, we may be required to recognize additional income or expense on the forward contracts. The terms of the forward contracts provide for a comparison of, on average, a fixed rate of 5.07% per annum and of one month LIBOR. The aggregate market value of the forward contracts at June 30, 2006 was a receivable of $9.2 million. The interest rate forward contracts are treated as cash flow hedges for accounting purposes with fair value adjustments recorded as a component of other comprehensive income in our balance sheet.

(b)	In March 2006 we designated an interest rate swap which we had entered into in February 2006 as a hedge of the future variable-rate interest payments on a repurchase agreement we executed to finance our acquisition of securities. The interest rate swap has an initial notional principal amount of $74 million and decreases periodically based on estimated projected principal payments on the securities. The interest rate swap, which matures in July 2010, requires that we make semi-annual payments of a fixed rate of 5.02% per annum and receive monthly an amount based on the one-month LIBOR rate and the then current notional principal amount. At June 30, 2006 the market value of the swap was a receivable of $746,000. The interest rate swap is treated as a cash flow hedge for accounting purposes with fair value adjustments recorded as a component of other comprehensive income on our balance sheet.

(c)	On December 5, 2005, we entered into a four-year interest rate swap with a notional amount of $5 million to hedge a securities repurchase agreement we had entered into to finance our acquisition of securities. The swap requires that we make semi-annual fixed rate payments of 4.94% and receive quarterly floating rate payments equal to three-month LIBOR. The market value of the swap was a receivable of approximately $37,000 at June 30, 2006. The interest rate swap is treated as a cash flow hedge for accounting purposes with fair value adjustments recorded as a component of other comprehensive income in the balance sheet.

(d)	On June 28, 2005, we entered into a seven-year interest rate swap with a notional amount of $2.9 million to hedge a floating rate securities repurchase agreement we had entered into to finance our acquisition of securities. The swap requires that we make quarterly fixed rate payments at 4.21% per annum and receive monthly floating rate payments equal to one-month LIBOR. The market value of the swap was a receivable of approximately $235,000 at June 30, 2006. The interest rate swap is treated as a cash flow hedge for accounting purposes with fair value adjustments recorded as a component of other comprehensive income in the balance sheet.

(e)	On June 1, 2006, we entered into a series of forward contracts to hedge the variable interest rate payments on Securitization No. 1. The notional amounts of the initial forward contracts in that series start at $560 million with respect to the July 2006 forward contract and decrease monthly based on the projected principal payments on the certificates. The terms of the forward contracts provide for a comparison of, on average, a fixed rate of 5.78% per annum and of one-month LIBOR plus 0.27%. The aggregate market value of the forward contracts at June 30, 2006 was a receivable of $1.4 million. The interest rate forward contracts are treated as cash flow hedges for accounting purposes with fair value adjustments recorded as a component of other comprehensive income on our balance sheet.

Related Party Transactions

Prior to our initial public offering, substantially all of the ownership interests in Aircastle were beneficially owned by our employees and funds managed by affiliates of Fortress. In 2004, Fortress committed to invest $400 million of equity in Aircastle, all of which was drawn as of December 31, 2005. On January 31, 2006, Fortress committed to contribute up to $100 million of additional equity to us. On February 8, 2006, Fortress contributed $36.9 million pursuant to the aforementioned commitment in exchange for 3,693,200 of our common shares. On July 21, 2006, we returned the $36.9 million to Fortress in exchange for the cancellation of 3,693,200 of our common shares.

During part of 2005, our primary operations were managed by Fortress. Fortress, acting as manager, incurred direct operating costs on our behalf. These operating costs primarily included payroll costs, office supplies and professional fees paid to third parties. These costs are included in selling, general and administrative expenses in the consolidated statement of operations. As of December 31, 2004,’’Due to affiliate’’ represented reimbursable expenditures of $1.1 million paid by Fortress in 2004. In 2005, all amounts due to or from affiliates were settled by cash payment. During a portion of 2005, we occupied space in facilities leased by Fortress and rent of $43,000, determined based on actual costs to Fortress, was reimbursed to Fortress.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of interest rate changes through our securities portfolio, our variable rate liabilities and our interest rate swap and forward contracts. Significant increases in interest rates could decrease the fair value of our debt securities, increase the amount of interest payments on our variable rate debt and reduce the spread we earn between our generally fixed-rate revenues and our variable rate interest expense. We enter into interest rate swaps and forward contracts to minimize the risks associated with variable rate debt.

The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For our debt securities and variable rate liabilities, the table presents principal cash flows by expected maturity date and related weighted-average interest rates as of the end of each period. Weighted-average variable rates are based on implied forward rates as derived from appropriate annual spot rate observations as of the reporting date. For interest rate swaps and forward contracts, the table presents notional amounts by expected maturity date and weighted-average interest rates as of the end of each period (dollars in thousands):

		Face/Notional Amount Maturing
		Twelve Months Ended June 30,
	Face/Notional Amount June 30, 2006	2007	2008	2009	2010	2011	Thereafter	Fair Value June 30, 2006
Fixed Rate Assets
Securities Available for Sale	$120,483	$33,970	$19,604	$17,419	$26,601	$6,473	$16,416	$120,034
Average coupon rate, end of period (1)	7.78%	7.79%	7.80%	7.81%	8.04%	8.14%
Variable Rate Liabilities(2)
Borrowed under Credit Facilities	$262,435	$119,811	$142,624	$—	$—	$—	$—	$262,435
Average interest rate, end of period (2)	6.81%	6.73%	6.71%	—	—	—
Securitized Notes(3)
Certficates Issued	$560,000	$21,466	$22,549	$23,667	$24,820	$26,009	$441,489	$560,000
Average interest rate, end of period (4)	5.47%	5.75%	5.73%	5.79%	5.85%	5.87%
Repurchase Obligations	$84,444	$8,787	$75,657	$—	$—	$—	$—	$84,444
Average interest rate, end of period (4)	5.65%	5.98%	5.96%	—	—	—
Interest Rate Swaps Related to Repurchase Agreements
Pay/fixed/receive variable	$81,900	$7,000	$28,000	$11,500	$19,500	$13,000	$2,900	$1,018
Average pay fixed rate	4.98%	4.98%	4.96%	4.94%	4.87%	4.21%
Average receive variable rate, end of period (5)(6)	5.12%	5.48%	5.46%	5.53%	5.58%	5.60%
Interest Rate Forwards Related to Credit Facilities.
Notional amounts (7)	$300,000	$—	$—	$—	$—	$—	$500,000	$9,163
Average pay fixed rate	5.07%	5.07%	5.07%	5.07%	5.07%	5.07%
Average receive variable rate, end of period (5)(6)	5.20%	5.48%	5.46%	5.52%	5.58%	5.60%
Interest Rate Forwards Related to Securitization No. 1
Notional amounts (8)	$560,000	$21,466	$22,550	$23,666	$24,820	$32,042	$435,456	$1,374
Average pay fixed rate	5.78%	5.78%	5.78%	5.78%	5.78%	5.78%
Average receive variable rate, end of period (5)(6)	5.47%	5.75%	5.73%	5.79%	5.85%	5.87%

(1)	Refers to the weighted-average interest rate on the face amount of securities remaining at the end of each period.

(2)	Amounts shown as projected future variable-rate liabilities maturing excluding cash interest receipts or payments when due.

(3)	As described in Note 6, on June 15, 2006 the Company issued certificates under Securitization No. 1. A portion of the proceeds were used to repay in full Credit Facility No. 1 previously reported above in our consolidated balance sheets in the combined balance of amounts included under ‘‘Borrowings under credit facilities’’.

(4)	Refers to the weighted-average interest rate on the face amount of variable-rate liabilities outstanding at the end of each period.

(5)	Refers to the weighted-average interest rate on notional amount of interest rate swaps and forward contracts outstanding at the end of each period.

(6)	The variable rate on our interest rate swaps and equivalent rate on our forward contracts is reset monthly at one-month LIBOR or quarterly at three-month LIBOR, as applicable.

(7)	On March 21, 2006, the Company entered into a series of interest rate forward contracts to hedge the variability of future interest payments on our credit facilities. The notional amounts of the forward contracts in that series start at $100 million with respect to March 2006 forward contract and increase to a maximum of $500 million with respect to the September 2006 forward contract.

(8)	On June 1, 2006 the Company entered into a series of forward contracts to hedge variable interest rate payments on Securitization No. 1.The notional amounts of the initial contracts in that series start at $560 million with respect to the July 2006 forward contract and decrease monthly based upon projected principal payments on the certificates.

The fair value of securities available for sale, repurchase obligations and interest rate swaps related to repurchase agreements all increased from December 31, 2005 to June 30, 2006 because of our purchase of additional debt securities during the six months ended June 30, 2006, our execution of repurchase agreements to finance the acquisition of debt securities and our execution of interest rate swaps to hedge the variable interest payments on the LIBOR-based repurchase agreements. The amount of borrowings under credit facilities also increased during the six months ending June 30, 2006 in connection with the financing of additional aircraft acquisitions. Also, in the first quarter of 2006 we entered into a new series of interest rate forward agreements to hedge the variable interest payments on the additional debt we expect to incur from Credit Facility No. 2, which was executed in March 2006.

Inflation

Inflation generally affects our costs, including SG&A expenses and other expenses. However, we do not believe that our financial results have been, or will be, adversely affected by inflation in a material way.

Management's Use of EBITDA

We define EBITDA as income (loss) from continuing operations before income taxes, interest expense, and depreciation and amortization. We use EBITDA to assess our consolidated financial and operating performance, and we believe this non-GAAP measure is helpful in identifying trends in our performance. This measure provides an assessment of controllable expenses and affords management the ability to make decisions which are expected to facilitate meeting current financial goals as well as achieve optimal financial performance. It provides an indicator for management to determine if adjustments to current spending decisions are needed.

EBITDA provides us with a measure of operating performance because it assists us in comparing our operating performance on a consistent basis as it removes the impact of our capital structure (primarily interest charges on our outstanding debt) and asset base (primarily depreciation and amortization) from our operating results. Accordingly, this metric measures our financial performance based on operational factors that management can impact in the short-term, namely the cost structure or expenses of the organization. EBITDA is one of the metrics used by senior management and the board of directors to review the consolidated financial performance of our business.

Limitations of EBITDA

EBITDA has limitations as an analytical tool. It should not be viewed in isolation or as a substitute for GAAP measures of earnings. Material limitations in making the adjustments to our earnings to calculate EBITDA, and using this non-GAAP financial measure as compared to GAAP net income (loss), include:

•	depreciation and amortization, though not directly affecting our current cash position, represent the wear and tear and/or reduction in value of our aircraft, which affects the aircraft's availability for use and may be indicative of future needs for capital expenditures; and

•	the cash portion of income tax (benefit) provision generally represents charges (gains), which may significantly affect our financial results

An investor or potential investor may find this item important in evaluating our performance, results of operations and financial position. We use non-GAAP financial measures to supplement our GAAP results in order to provide a more complete understanding of the factors and trends affecting our business.

EBITDA is not an alternative to net income, income from operations or cash flows provided by or used in operations as calculated and presented in accordance with GAAP. You should not rely on EBITDA as a substitute for any such GAAP financial measure. We strongly urge you to review the reconciliation of EBITDA to GAAP net income (loss), along with our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We also strongly urge you to not rely on any single financial measure to evaluate our business. In addition, because EBITDA is not a measure of financial performance under GAAP and is susceptible to varying calculations, the EBITDA measure, as presented in this prospectus, may differ from and may not be comparable to similarly titled measures used by other companies. The table below shows the reconciliation of net income (loss) to EBITDA for the three and six months ended June 30, 2005 and 2006 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Net (loss) income	$(876)	$5,050	$(2,250)	$16,230
Depreciation	2,000	11,848	3,462	21,763
Amortization	183	(1,515)	367	(1,619)
Interest	1,300	13,164	1,613	20,881
Income tax provision	84	1,663	253	2,667
Earnings from discontinued operations, net taxes	—	—	—	(3,399)
EBITDA	$2,691	$30,210	$3,445	$56,523

Item 4.    Controls and Procedures

a) Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ’’Exchange Act’’), as of the end of the period covered by this report. Our Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures were effective.

b) Changes in Internal Controls

There have not been any changes in our internal control over financial reporting (as such terms is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. — Other Information

Item 1.    Legal Proceedings

The Company is not a party to any material legal or adverse regulatory proceedings.

Item 1a.    Risk Factors

There have been no material changes to the disclosure related to risk factors made in our Registration Statement on Form S-1 (File No. 333-134669), originally filed with the SEC on June 2, 2006 and subsequently amended.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)    As discussed in Note 15 to our unaudited consolidated financial statements, on April 28, 2006, we issued 200,000 of our common shares to Peter V. Ueberroth and Virginia Ueberroth, as trustees of the Ueberroth Family Trust, for an aggregate offering price of $1,000,000.

No underwriters were involved in this sale of securities. The securities described in this paragraph were issued to a U.S. investor in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder relating to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required. The purchaser of our common shares described above represented to us in connection with their purchase that they were an accredited investor and were acquiring the shares for investment and not distribution, that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The purchaser received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. The sales of these securities were made without general solicitation or advertising.

(b)    On August 11, 2006, we completed an initial public offering of 10,454,535 of our common shares at an initial offering price of $23.00 per share, raising approximately $240.5 million before offering expenses. The initial public offering commenced on April 8, 2006 pursuant to a Registration Statement on Form S-1 (Registration No. 333-134669), or the Registration Statement, that the SEC declared effective on August 7, 2006. J.P. Morgan Securities Inc., Bear, Stearns & Co. Inc. and Citigroup Global Markets Inc. acted as joint book-running managers, and as representatives of the underwriters which also included Calyon Securities (USA) Inc. and Deutsche Bank Securities Inc.

The net proceeds of the initial public offering, after our payment of $16.8 million in underwriting discounts and commissions, and $4 million in offering expenses (for a total of $20.8 million in estimated expenses related to the offering), were approximately $220 million. No offering expenses or net offering proceeds were paid directly or indirectly to any of our directors, officers or their associates, persons owning ten percent or more of any class of our equity securities, or to any of our affiliates. Consistent with the disclosure in the Registration Statement, $205.5 million of the net proceeds from our initial public offering were used to repay a portion of Credit Facility No. 2 on August 15, 2006. We intend to utilize the remainder to fund working capital requirements and fund additional aircraft purchases.

Item 3.    Defaults upon Senior Securities

None

Item 4.    Submission of Matters to Vote of Security Holders

None

Item 5.    Other information

None

Item 6.    Exhibits

3.1	Memorandum of Association*
3.2	Form of Amended and Restated Bye-laws*
4.1	Specimen Share Certificate*
4.2	Form of Amended and Restated Shareholders Agreement among Aircastle Limited and Fortress Investment Fund III LP, Fortress Investment Fund III (Fund B) LP, Fortress Investment Fund III (Fund C) LP, Fortress Investment Fund III (Fund D) L.P., Fortress Investment Fund III (Fund E) LP, Fortress Investment Fund III (Coinvestment Fund A) LP, Fortress Investment Fund III (Coinvestment Fund B) LP, Fortress Investment Fund III (Coinvestment Fund C) LP, Fortress Investment Fund III (Coinvestment Fund D) L.P., Drawbridge Special Opportunities Fund LP, Drawbridge Special Opportunities Fund Ltd. and Drawbridge Global Macro Master Fund Ltd.*
10.1	Aircraft Sale and Purchase Agreement, dated as of August 17, 2006, between Maersk Aircraft A/S and Wells Fargo Bank Northwest, N.A. (not in its individual capacity but solely as Owner Trustee)†
10.2	Aircraft Lease Novation and Amendment Agreement, dated as of August 17, 2006, between Maersk Aircraft A/S and Wells Fargo Bank Northwest, N.A. (not in its individual capacity but solely as Owner Trustee) and Sterling Airlines A/S†
10.3	Lease Agreement, dated as of September 12, 2005, between Maersk Aircraft A/S and Sterling Airlines A/S†
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an Exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1, dated July 25, 2006, and incorporated by reference herein.

†	Filed as an Exhibit to the Company's Current Report on Form 8-K, dated as of August 18, 2006, and incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIRCASTLE LIMITED (Registrant)
Date: September 19, 2006	/s/ Aaron Dahlke
Aaron Dahlke
Chief Accounting Officer and Authorized Officer