Form 10-Q
period 2006-09-30
Aircastle LTD
filed 2006-11-14
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(mark one)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File number 001-32959

AIRCASTLE LIMITED
(Exact name of registrant as specified in its charter)

Bermuda	98-0444035
(State or other jurisdiction of incorporation or organisation)	(IRS Employer Idenfication No.)
300 First Stamford Place, 5th Floor, Stamford, CT	06902
(Address of principal executive offices)	(Zip Code)

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

Number of shares outstanding as of November 13, 2006: 51,507,252 common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries

Part I. – Financial Information

Item 1.    Financial Statements

Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31, 2005	September 30, 2006
		(unaudited)
ASSETS
Cash and cash equivalents	$79,943	$38,970
Accounts receivable	3,115	5,489
Debt securities, available for sale	26,907	120,271
Restricted cash and cash equivalents	40,652	106,714
Flight equipment held for sale	54,917	—
Flight equipment held for lease, net of accumulated depreciation of $14,685 and $52,267	746,124	1,509,443
Leasehold improvements, furnishings and equipment, net of accumulated depreciation of $165 and $547	1,529	1,494
Fair value of derivative assets	3,608	308
Aircraft purchase deposits	3,465	2,000
Other assets	7,272	23,770
Total assets	$967,532	$1,808,459
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings under credit facilities	$490,588	$351,226
Borrowings from securitization	—	554,733
Accounts payable, accrued expenses and other liabilities	12,038	29,829
Payable to affiliates	105	179
Lease rentals received in advance	6,241	10,233
Repurchase agreements	8,665	83,839
Security deposits and maintenance payments	37,089	111,190
Fair value of derivative liabilities	1,870	18,869
Total liabilities	556,596	1,160,098
Commitments and Contingencies – Note 12
SHAREHOLDERS’ EQUITY
Common shares, $.01 par value, 100,000,000 shares authorized, 40,000,000 shares issued and outstanding at December 31, 2005; and 51,507,252 shares issued and outstanding at September 30, 2006	400	515
Additional paid-in capital	400,009	629,238
(Accumulated deficit) retained earnings	(1,237)	9,405
Accumulated other comprehensive income	11,764	9,203
Total shareholders’ equity	410,936	648,361
Total liabilities and shareholders’ equity	$967,532	$1,808,459

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Revenues
Lease rentals	$6,850	$50,415	$13,047	$121,413
Interest income	943	2,487	2,225	6,588
Other revenue	65	153	65	153
Total revenues	7,858	53,055	15,337	128,154
Expenses
Depreciation	3,182	16,419	6,644	38,182
Interest (net of interest income of $333 and $1,830 for the three months ended and $537 and $4,394 for the nine months ended September 30, 2005 and 2006, respectively)	1,604	14,177	3,217	35,058
Selling, general and administrative (including non-cash share based payment expense of $158 and $1,044 for the three months and $249 and $7,729 for the nine months ended September 30, 2005 and 2006, respectively)	4,103	5,179	7,950	21,219
Other expenses	367	312	921	1,229
Total expenses	9,256	36,087	18,732	95,688
Income (loss) from continuing operations before income taxes	(1,398)	16,968	(3,395)	32,466
Income tax provision	208	1,786	461	4,453
Income (loss) from continuing operations	(1,606)	15,182	(3,856)	28,013
Earnings from discontinued operations net of income taxes	—	—	—	3,399
Net income (loss)	$(1,606)	$15,182	$(3,856)	$31,412
Basic earnings (loss) per share:
Income (loss) from continuing operations	$(.04)	$.32	$(.10)	$.64
Earnings from discontinued operations, net of income taxes	—	—	—	.08
Net income (loss) per share	$(.04)	$.32	$(.10)	$.72
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(.04)	$.32	$(.10)	$.63
Earnings from discontinued operations, net of income taxes	—	—	—	.08
Net income (loss) per share	$(.04)	$.32	$(.10)	$.71
Dividends paid per share	$—	$.506	$—	$.506

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months ended September 30,
	2005	2006
Cash flows from Operating activities
Adjustments to reconcile net (loss) income to net cash provided by operating activities (inclusive of amounts related to discontinued operations):	$(3,856)	$31,412
Depreciation	6,644	38,182
Amortization	1,497	2,981
Deferred income taxes	38	2,239
Accretion of purchase discounts on debt securities	(524)	(619)
Non-cash share based payment expense	249	7,729
Cash flow hedges reclassified into earnings	—	(1,197)
Ineffective portion of cash flow hedges	(38)	(815)
Gain on the sale of flight equipment held for sale	—	(2,240)
Changes on certain assets and liabilities:
Accounts receivable	(917)	(2,374)
Restricted cash and cash equivalents	(11,046)	(66,062)
Other assets	(4,111)	(818)
Accounts payable, accrued expenses and other liabilities	3,907	848
Payable to affiliates	(785)	74
Lease rentals received in advance	1,493	3,992
Security deposits and maintenance payments	8,215	74,101
Net cash provided by operating activities	766	87,433
Cash flows from investing activities
Acquisition and improvement of flight equipment	(173,293)	(746,081)
Disposition of flight equipment held for sale	—	57,157
Purchase of debt securities	(22,981)	(92,726)
Margin call on derivative	—	(1,555)
Leasehold improvements, furnishings and equipment	(618)	(347)
Aircraft purchase deposits	(5,280)	(40,997)
Principal repayments on debt securities	312	3,589
Proceeds from sale of debt securities	3,294	—
Net cash used in investing activities	(198,566)	(820,960)
Cash flows from financing activities
Issuance of common shares	—	279,156
Transaction costs from issuance of common shares	—	(20,609)
Repurchase of shares	—	(36,932)
Proceeds from securitization	—	560,000
Credit facility borrowings	129,120	660,302
Securitization repayments	—	(5,267)
Credit facility repayments	—	(799,664)
Deferred financing costs	(2,806)	(14,978)
Proceeds from repurchase agreements	3,039	76,007
Proceeds from terminated cash flow hedges	—	16,142
Principal repayment on repurchase agreement	—	(833)
Dividends paid	—	(20,770)
Capital contributions	130,533	—
Net cash provided by financing activities	259,886	692,554
Net increase (decrease) in cash and cash equivalents	62,086	(40,973)
Cash and cash equivalents at beginning of period	—	79,943
Cash and cash equivalents at end of period	$62,086	$38,970
Supplemental Disclosures of cash flow information
Cash paid during the period for interest	$2,475	$33,776
Cash paid during the period for income taxes	$—	$1,079

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 1.    Summary of Significant Accounting Policies

Organization and Basis of Presentation

Aircastle Limited, formerly Aircastle Investment Limited, (‘‘Aircastle’’, the ‘‘Company’’, ‘‘we’’, ‘‘us’’ or ‘‘our’’) is a Bermuda exempted company that was incorporated on October 29, 2004 by Fortress Investment Group LLC and certain of its affiliates (together, the ‘‘Fortress Shareholders’’ or ‘‘Fortress’’) under the provisions of Section 14 of the Companies Act of 1981 of Bermuda. On August 11, 2006, we closed the sale of 10,454,535 common shares of Aircastle at $23.00 per share in an initial public offering (the ‘‘initial public offering’’).

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

On September 15, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 ‘‘Fair Value Measurements’’ (‘‘SFAS 157’’). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies in conjunction with other accounting pronouncements that require or permit fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is in the process of analyzing the impact of SFAS 157, if any.

Note 2.    Fair Value of Financial Instruments

Our financial instruments, other than cash, consist principally of cash equivalents, restricted cash and cash equivalents, accounts receivable, debt securities, accounts payable, amounts borrowed under

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

credit facilities, borrowings from securitization, repurchase agreements and cash flow hedges. The fair value of cash, cash equivalents, restricted cash and cash equivalents, accounts receivable and accounts payable approximates the carrying value of these financial instruments because of their short term nature. Borrowings under our credit facilities, securitization and repurchase agreements bear floating rates of interest which reset monthly or quarterly to a market benchmark rate plus a credit spread. We believe that, for similar financial instruments with comparable credit risks, the effective rate of these agreements approximates market rates at the balance sheet dates. Accordingly, the carrying amounts of these agreements are believed to approximate their fair values. The fair value of our debt securities and cash flow hedges is generally determined by reference to broker quotations.

Note 3.    Lease Rental Revenues and Flight Equipment Held for Lease

Minimum future annual lease rentals contracted to be received under our existing operating leases at September 30, 2006 were as follows:

Year Ending December 31,	Amount
Remainder of 2006	$56,567
2007	208,030
2008	183,980
2009	153,666
2010	122,381
2011	91,720
Thereafter	60,545
$876,889

Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Region	2005	2006	2005	2006
Europe	42%	45%	46%	43%
Asia	38%	21%	43%	23%
North America	—	26%	—	27%
Latin America	20%	5%	11%	5%
Africa	—	3%	—	2%
	100%	100%	100%	100%

The classification of regions in the tables above and the table and discussion below is determined based on the principal location of the lessee of each aircraft.

In the three months ended September 30, 2005, six customers accounted for 79% of lease rental revenue. No other customers accounted for more than 6% of lease rental revenues. In the three months ended September 30, 2006 four customers accounted for 44% of lease rental revenue. No other customers accounted for more than 4% of lease rental revenue.

In the nine months ended September 30, 2005, four customers accounted for 73% of lease rental revenue. No other customer accounted for more than 6% of lease rental revenue. In the nine months ended September 30, 2006, three customers accounted for 39% of lease rental revenue. No other customers accounted for more than 4% of lease rental revenue.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Geographic concentration of net book value of flight equipment held for lease was as follows:

	December 31, 2005		September 30, 2006
Region	Number of Aircraft	Net Book Value %	Number of Aircraft	Net Book Value %
Europe	16	40%	34	46%
Asia	9	26%	14	23%
North America	4	29%	11	24%
Latin America	3	5%	4	4%
Africa	—	—	2	3%
	32	100%	65	100%

At December 31, 2005 and September 30, 2006, lease acquisition costs included in other assets were $775 and $2,468, respectively. Prepaid lease incentive costs included in other assets were $453 at December 31, 2005 and September 30, 2006, respectively.

Note 4.    Discontinued Operations and Flight Equipment Held for Sale

As of December 31, 2005, one of our aircraft was classified as flight equipment held for sale. During the nine months ended September 30, 2006, we completed the sale of this aircraft. In accordance with the credit facility associated with this aircraft, a portion of the proceeds was used to repay $36,666 of debt related to the aircraft plus accrued interest.

Earnings from discontinued operations for the nine months ended September 30, 2006, related solely to the aircraft held for sale, were as follows:

Earnings from discontinued operations
Lease rentals	$2,135
Gain on disposition	2,240
Interest expense	(528)
Earnings before income tax provision	3,847
Income tax provision	(448)
Earnings from discontinued operations	$3,399

Note 5.    Debt Securities

As of December 31, 2005 and September 30, 2006, all of our debt securities were corporate obligations and were classified as available-for-sale. The aggregate fair value of these debt securities at September 30, 2006 was $120,271. These debt obligations are interests in pools of loans and are collateralized by interests in commercial aircraft of which $97,741 are investment grade and $22,530 are subordinate to other debt related to such aircraft. All of our debt securities had unrealized gain positions relative to their net book values, which aggregated to $9,900 and $13,508 at December 31, 2005 and September 30, 2006, respectively.

Two of our debt securities, with a fair value of $49,936 at September 30, 2006 have stated maturities in 2010. One of our debt securities with a fair value of $50,729 has a stated maturity in 2011. Our other three debt securities with an aggregate fair value of $19,606 have remaining terms to stated maturity in excess of 10 years after September 30, 2006. All of our debt securities provide for the periodic payment of both principal and interest and are subject to prepayment and/or acceleration depending on certain events, including sale of underlying collateral aircraft and events of default. Therefore, the actual maturity of our debt securities may be less than the stated maturities.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 6.    Securitization and Borrowings under Credit Facilities

On June 15, 2006, we completed our first securitization, a $560,000 transaction comprising of 40 aircraft, which we refer to as Securitization No. 1. In connection with Securitization No. 1, two of our subsidiaries, ACS Aircraft Finance Ireland plc (‘‘ACS Ireland’’) and ACS Aircraft Finance Bermuda Limited (‘‘ACS Bermuda’’), which we refer to together with their subsidiaries as the ‘‘ACS Group’’, issued $560,000 of Class A-1 notes, or the ‘‘notes,’’ to a newly formed trust, the ACS 2006-1 Pass Through Trust, or the ‘‘trust.’’ The trust simultaneously issued a single class of Class G-1 pass through trust certificates, or the ‘‘certificates,’’ representing undivided fractional interests in the notes. Payments on the notes will be passed through to holders of the certificates. The notes are secured by ownership interests in aircraft-owning subsidiaries of ACS Bermuda and ACS Ireland and the aircraft leases, cash, rights under service agreements and any other assets they may hold. Each of ACS Bermuda and ACS Ireland has fully and unconditionally guaranteed the other’s obligations under the notes. However, the notes are neither obligations of nor guaranteed by Aircastle Limited.

The ACS Group used the proceeds from the sale of the notes to acquire 40 aircraft from Aircastle and we paid for certain expenses incurred in connection with the certificates offering of $14,356. We used a portion of the proceeds of Securitization No. 1 to return $36,932 to Fortress in exchange for the cancellation of 3,693,200 of our common shares and to repay amounts owed on Credit Facility No. 1 and Credit Facility No. 2, each as defined below. The notes provide for monthly payments of interest at a floating rate of one-month LIBOR plus 0.27%, which at September 30, 2006 was 5.60%, and scheduled payments of principal. Financial Guaranty Insurance Company issued a financial guaranty insurance policy to support the payment of interest when due on the certificates and the payment, on the final distribution date, of the outstanding principal amount of the certificates. The certificates are rated Aaa and AAA by Moody's Investors Service and Standard & Poor's rating services, respectively. We have entered into a series of interest rate hedging contracts intended to hedge the interest rate exposure associated with issuing floating-rate obligations backed by primarily fixed-rate lease assets. These contracts, together with the guarantee premium, the spread referenced above and other costs of trust administration, result in a fixed rate cost of 6.60% per annum, after the amortization of issuance fees and expenses.

ACS Ireland, which had total assets of $156,938 at September 30, 2006, is a VIE which we consolidate. At September 30, 2006, the outstanding principal amount of ACS Ireland’s notes was $107,159.

On February 28, 2006, we entered into a $500,000 revolving credit facility with a group of banks, as lenders, to finance the acquisition of aircraft and related improvements which we refer to as Credit Facility No. 2. The borrowing base is equal to 85% of the net book value of the aircraft. Borrowings under this credit facility incur interest at the one-month LIBOR rate plus 1.25%. Additionally, we are subject to a 0.25% fee on any unused portion of the total committed facility. Credit Facility No. 2 requires the monthly payment of interest and principal, to the extent of 85% of any decrease in the net book value of the assets. Prior to the initial public offering, Credit Facility No. 2 limited our ability to pay dividends. After the initial public offering, Credit Facility No. 2 has no restrictions on the amount of dividends we can pay, provided that we are not in default. Additionally, we are required under Credit Facility No. 2 to maintain a net worth determined in conformity with GAAP of no less than $500,000. Effective June 15, 2006, Credit Facility No. 2 was amended to increase the maximum committed amount to $750,000 and to extend the maturity to November 15, 2007. As of September 30, 2006, we had borrowed $277,894 under Credit Facility No. 2.

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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

In October 2005, the Company entered into a credit facility for $109,998 with a bank to finance the acquisition of three aircraft which we refer to as Credit Facility No. 3. On March 30, 2006, $36,666 of Credit Facility No. 3 was repaid using a portion of the proceeds from the disposition of flight equipment held for sale which had been financed under this facility. Credit Facility No. 3 was amended on July 18, 2006, to increase the maximum committed amount by approximately $25,116 and to extend the maturity date to March 31, 2007. The increase in the maximum committed amount was reduced by $25,116 with the closing of the initial public offering. On or prior to maturity, we intend to refinance Credit Facility No. 3 with long-term financing. However, we can give no assurances the Company will be able to obtain this financing. As of September 30, 2006, we had borrowed $73,332 under Credit Facility No. 3.

Note 7.    Repurchase Agreements

We entered into repurchase agreements to fund a portion of the purchase price of certain of our debt investments. At December 31, 2005 and September 30, 2006, the repurchase agreements are secured by liens on the debt investments with a fair value of $11,107 and $104,336, respectively. The repurchase agreements are substantially all with parties other than those from whom we originally purchased the debt investments. At September 30, 2006, the repurchase agreements are scheduled to mature through June 2007. Upon maturity, we intend to refinance the repurchase agreements on similar terms and conditions. However, there is no assurance the Company will be able to refinance the repurchase agreements. The weighted average interest rate of these repurchase agreements at September 30, 2006 was 5.67%.

Note 8.    Initial Public Offering

On August 11, 2006, the Company completed its initial public offering of 10,454,535 common shares at a price of $23 per share, raising $240,454 before offering costs. The net proceeds of the initial public offering, after our payment of $16,832 in underwriting discounts and commissions, and $3,777 in offering expenses were $219,845. $205,470 of the net proceeds was used to repay a portion of Credit Facility No. 2. The remainder of the proceeds were used for working capital requirements and to fund additional aircraft acquisitions.

Note 9.    Shareholders’ Equity, Share Based Payments and Earnings (Loss) Per Share

In January 2006, the board of directors (the ‘‘Board’’) and the Fortress Shareholders adopted the Aircastle Investment Limited 2005 Equity and Incentive Plan, and the Board and the Fortress Shareholders approved an amendment to and restatement thereof on July 20, 2006 (as so amended and restated, the ‘‘2005 Plan’’). The purpose of the 2005 Plan is to provide additional incentive to selected management employees. The 2005 Plan provides that the Company may grant (a) share options, (b) share appreciation rights, (c) awards of restricted shares, deferred shares, performance shares, unrestricted shares or other share-based awards, or (d) any combination of the foregoing. Four million shares were reserved under the 2005 Plan, increasing by 100,000 each year beginning in 2007 through and including 2016. The 2005 Plan provides that grantees of restricted shares will have all of the rights of shareholders, including the right to receive dividends, other than the right to sell, transfer, assign or otherwise dispose of the shares until the lapse of the restricted period.

In February and March of 2006, the Board ratified the initial grants under the 2005 Plan of 347,500 restricted shares in the first half of 2005 and 25,000 restricted shares on July 5, 2005 which were provided for in certain employment contracts, and approved new grants of 412,500 restricted shares. Generally, the restricted shares vest over five year periods based on continued service and are being expensed on a straight line basis over the requisite service period of the awards. The terms of the grants provide for accelerated vesting under certain circumstances, including termination without cause following a change of control. The grants also impose lock-up restrictions on restricted shares

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

from the date of grant through 120 days after the date of any initial public offering, and provide for certain further restrictions and notice periods thereafter.

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

A summary of the fair value of nonvested shares for the nine months ended September 30, 2006 is as follows:

Nonvested Shares	Shares (in 000’s)	Weighted Average Grant Date Fair Value	Fair Value of Nonvested Shares at Grant Date
Nonvested at January 1, 2006	372.5	$8.50	$3,166
Granted	483.7	22.23	10,753
Cancelled	(4.5)	22.00	(99)
Vested	(71.0)	14.92	(1,059)
Forfeited	—	—	—
Nonvested at September 30, 2006	780.7	$16.35	$12,761

The fair value of the restricted shares granted in 2006 prior to the initial public offering was determined based on an estimate of the offering range per share from the anticipated initial public offering. The fair value of restricted shares granted in 2006 subsequent to the date of the initial public offering was determined based upon the market price of the shares at the grant date. We anticipate that the current requisite service periods will be obtained for employees with awards. The total unrecognized compensation cost as of September 30, 2006 in the amount of $10,006 is expected to be recognized over a weighted average period of four years.

During the nine months ended September 30, 2005, a total of 372,500 restricted shares were granted at a fair value of $8.50. The fair value of the restricted shares granted in 2005 was determined based on a retrospective valuation performed by an unrelated valuation specialist. The valuation relied on observed equity investments made by the Fortress Shareholders, adjusted to reflect the lack of marketability of the shares granted to employees.

On August 7, 2006, 65,215 restricted shares were granted to non-officer directors on our board. The fair value of the restricted shares was based upon the initial public offering price of $23 per share.

In September, 2006, 6,000 restricted shares were granted to a new employee under the terms of the employee’s employment contract. The fair value of the restricted shares was based upon the market price of the shares at the grant date.

Aircastle is required to present both basic and diluted earnings (loss) per share (‘‘EPS’’). Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during each period. The weighted average shares outstanding exclude our unvested shares for purposes of Basic EPS. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period while also giving effect to all potentially dilutive common shares that were outstanding during the period based on the treasury stock method. For the three and nine months ended September 30, 2005, based on the treasury stock

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

method, we had 20,032 and 14,655, respectively, anti-dilutive common share equivalents resulting from restricted shares. There were no anti-dilutive common shares for the three and nine months ended September 30, 2006.

The calculations of both basic and diluted earnings (loss) per share for the three months and nine months ended September 30, 2005 and 2006 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Numerator
Income (loss) from continuing operations	$(1,606)	$15,182	$(3,856)	$28,013
Earnings from discontinued operations, net of income taxes	—	—	—	3,399
Net income (loss)	$(1,606)	$15,182	$(3,856)	$31,412
Denominator
Denominator for basic earnings per share	40,000,000	46,907,390	40,000,000	44,058,333
Effect of dilutive restricted shares	—(a )	315,121	—(a )	317,865
Denominator for diluted earnings per share	40,000,000	47,222,511	40,000,000	44,376,198
Basic Earnings (loss) per share:
Income (loss) from continuing operations	$(0.04)	$0.32	$(0.10)	$0.64
Earnings from discontinued operations, net of income taxes	—	—	—	0.08
Net income (loss) per share	$(0.04)	$0.32	$(0.10)	$0.72
Diluted Earnings (loss) per share:
Income (loss) from continuing operations	$(0.04)	$0.32	$(0.10)	$0.63
Earnings from discontinued operations, net of income taxes	$—	$—	$—	$0.08
Net income (loss) per share	$(0.04)	$0.32	$(0.10)	$0.71

(a)	Anti-dilutive

Note 10.    Income Taxes

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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The sources of income (loss) from continuing operations before income taxes for the three and nine months ended September 30, 2005 and 2006 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Bermuda	$(1,700)	$10,551	$(3,936)	$14,873
Non-Bermuda	302	6,417	541	17,593
Total	$(1,398)	$16,968	$(3,395)	$32,466

The components of the income tax provision from continuing operations for the three and nine months ended September 30, 2005 and 2006 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Current	$220	$226	$424	$2,214
Deferred	(12)	1,560	37	2,239
Total	$208	$1,786	$461	$4,453

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2005 and September 30, 2006 consisted of the following:

	December 31, 2005	September 30, 2006
Deferred tax assets:
Non-cash share based payments	$152	$797
Net operating loss carry forwards	49	913
Other	6	5
Total deferred tax assets	207	1,715
Deferred tax liabilities
Accelerated depreciation	(333)	(3,655)
Other	—	(572)
U.S. federal withholding tax on unremitted earnings	(207)	(60)
Total deferred tax liabilities	(540)	(4,287)
Net deferred tax liabilities	$(333)	$(2,572)

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

Note 11.    Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and the changes in the fair value of derivatives, reclassification into earnings of amounts previously deferred relating to our derivative financial instruments and the change in unrealized appreciation of debt securities.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Comprehensive income for the three months and nine months ended September 30, 2005 and 2006 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Net income (loss)	$(1,606)	$15,182	$(3,856)	$31,412
Change in fair value of derivatives	8,146	(31,098)	370	(6,169)
Change in unrealized appreciation of debt securities	3,488	—	3,430	3,608
Comprehensive income (loss)	$10,028	$(15,916)	$(56)	$28,851

Note 12.    Commitments and Contingencies

At September 30, 2006, Aircastle had letters of intent to acquire four aircraft for an estimated purchase price of $72,250. The Company anticipates completing the acquisition of these aircraft during the fourth quarter of 2006. The purchase price of the aircraft under these letters of intent is subject to variable price provisions that typically reduce the final purchase price if the actual closing occurs beyond an initially agreed upon date.

Note 13.    Related Party Transactions

On August 10, 2006 we acquired an aircraft from an affiliate of one of the Fortress Shareholders for a purchase price of $11,063 which we believe represents fair market value at the acquisition date.

Aircastle employees participate in various benefit plans sponsored by Fortress including a voluntary savings plan (‘‘401(k) Plan’’) and other health and benefit plans. For the three and nine months ended September 30, 2005 and 2006, Aircastle incurred $27, $32, $111 and $234, respectively, for its costs under the health and benefit plans. In addition, during the nine months ended September 30, 2006, Aircastle remitted $179 in annual contributions for the 2005 plan year for our employees’ participation in the 401(k) Plan sponsored by Fortress.

In addition, Fortress requires Aircastle to reimburse it for costs of services which it has incurred on behalf of Aircastle. These expenses are charged to Aircastle at cost and are included in selling, general and administrative expenses in the consolidated statement of operations. For the three and nine months ended September 30, 2006, no such costs were incurred. For the three and nine months ended September 30, 2005, such costs were $41 and $238, respectively, and were primarily for professional fees.

For the three and nine months ended September 30, 2006, Aircastle paid $439 and $958, respectively, for legal fees related to the establishment and financing activities of our Bermuda subsidiaries, and, for the nine months ended September 30, 2006, Aircastle paid $95 for Bermuda corporate services related to our Bermuda companies to a law firm and a corporate secretarial services provider affiliated with a Bermuda resident director serving on certain of our subsidiary boards. The Bermuda resident director serves as an outside director of these subsidiaries.

Note 14.    Derivatives

On March 10, 2006, we designated an interest rate swap which we had entered into on February 2, 2006 as a hedge of the future variable rate interest payments on the repurchase agreements for debt securities we purchased during the quarter. The interest rate swap had an initial notional principal amount of $74,000 and decreases periodically based on estimated projected principal payments on the debt securities. At September 30, 2006, the notional amount was $67,000. The interest rate swap, which matures on July 1, 2010, provides for the semi-annual payment of a fixed rate of 5.02% and the monthly receipt of the one-month LIBOR rate on the notional amount.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

On March 21, 2006, we entered into a series of interest rate forward contracts to hedge the variable interest rate payments on debt we expect to incur to finance aircraft acquisitions over the next year. The last forward contract matures in March 2011. The notional amounts of the forward contracts in that series started at $100,000 with respect to the March 2006 forward contract and increased to a maximum of $500,000 with respect to the September 2006 forward contract. The terms of the forward contracts provide for a comparison of, on average, a fixed rate of 5.07% per annum and of one month LIBOR. The aggregate market value of the forward contracts at September 30, 2006 was a payable of $2,706. At September 30, 2006, the notional amount was $500,000. The interest rate forward contracts are treated as cash flow hedges for accounting purposes with fair value adjustments recorded as a component of other comprehensive income in our balance sheet.

On June 1, 2006, we entered into a series of forward contracts to hedge the variable interest rate payments on the notes issued in connection with Securitization No. 1. The last forward contract matures in June 2016. The notional amounts of the initial forward contracts in that series started at $560,000 with respect to the July 2006 forward contract and decrease monthly based on the projected principal payments on the certificates. The terms of the forward contracts provide for a comparison of, on average, a fixed rate of 5.78% per annum and of one-month LIBOR plus 0.27%. The aggregate market value of the forward contracts at September 30, 2006 was a payable of $16,163. At September 30, 2006, the notional amount was $554,733. The interest rate forward contracts are treated as cash flow hedges for accounting purposes with fair value adjustments recorded as a component of other comprehensive income on our balance sheet.

Note 15.    Segment Reporting

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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Information on reportable segments for the three months ended September 30, 2005 and 2006 is as follows:

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2006
	Aircraft Leasing	Debt Investments	Total	Aircraft Leasing	Debt Investments	Total
Revenues
Lease rentals	$6,850	$—	$6,850	$50,415	$—	$50,415
Interest income	—	943	943	—	2,487	2,487
Other revenue	65	—	65	153	—	153
Total revenues	6,915	943	7,858	50,568	2,487	53,055
Expenses
Depreciation	3,126	—	3,126	16,277	—	16,277
Interest	1,911	26	1,937	14,741	1,265	16,006
Other expenses	200	—	200	324	—	324
Total expenses	5,237	26	5,263	31,342	1,265	32,607
Contribution Margin	$1,678	$917	$2,595	$19,226	$1,222	$20,448

Information on reportable segments for the nine months ended September 30, 2005 and 2006 is as follows:

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2006
	Aircraft Leasing	Debt Investments	Total	Aircraft Leasing	Debt Investments	Total
Revenues
Lease rentals	$13,047	$—	$13,047	$121,413	$—	$121,413
Interest income	—	2,225	2,225	—	6,588	6,588
Other revenue	65	—	65	153	—	153
Total revenues	13,112	2,225	15,337	121,566	6,588	128,154
Expenses
Depreciation	6,561	—	6,561	37,800	—	37,800
Interest	3,726	27	3,753	36,258	3,194	39,452
Other expenses	755	—	755	1,239	—	1,239
Total expenses	11,042	27	11,069	75,297	3,194	78,491
Contribution Margin	$2,070	$2,198	$4,268	$46,269	$3,394	$49,663
Segment Assets	$286,529	$23,588	$310,117	$1,639,402	$123,378	$1,762,780

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Total contribution margin reported as a segment profit for reportable business segments is reconciled to income (loss) from continuing operations before income taxes for the three months and nine months ended September 30, 2005 and 2006 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Contribution Margin	$2,595	$20,448	$4,268	$49,663
Selling, general and administrative expenses	(4,270)	(5,167)	(8,116)	(21,209)
Depreciation and other expenses	(56)	(142)	(83)	(382)
Interest income on cash balances	333	1,829	536	4,394
Income (loss) from continuing operations before income taxes	$(1,398)	$16,968	$(3,395)	$32,466

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

Total segment assets are reconciled to total assets as follows:

	September 30,
	2005	2006
Segment Assets	$310,117	$1,762,780
Operating cash accounts	62,086	38,970
All other	4,788	6,709
	$376,991	$1,808,459

Note 16.    Purchase of Restricted Shares

In May 2006, 200,000 of the Company’s common shares were purchased by a family trust of an individual who was appointed to the Board on July 20, 2006, for cash consideration of $5 per share. In addition, certain members of our management purchased 77,000 of the Company’s common shares in exchange for cash consideration in the amount of $10 per share. The respective purchase prices of these shares were below the fair value of $22 per share for the Company's common shares. Accordingly, the Company recorded non-cash share based payment expense of approximately $4,324 which is recorded as selling, general and administrative expense in the accompanying financial statements for the nine months ended September 30, 2006. The fair value of the Company’s common shares was determined based on an estimate of the offering range per share from our initial public offering.

Note 17.    Subsequent Events

From October 1, 2006 through November 13, 2006, we acquired one additional aircraft for an aggregate purchase price of approximately $25,250.

On October 9, 2006 the Board declared a partial third quarter dividend on its common shares of $0.194 per share, or $9,992 to holders of record of Aircastle’s common shares as of October 31, 2006. This dividend is payable on November 15, 2006. This dividend is in addition to the $0.156 per common share partial third quarter dividend the Board declared on August 2, 2006.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

On November 3, 2006, we entered into a $200,000 notional interest rate swap to hedge the variable interest payments on debt we expect to incur to finance aircraft acquisitions over the next year. The terms of the swap provide for payment of a fixed rate of 5.055% and receipt of one-month LIBOR. This swap has a start date of January 15, 2007 and a mandatory termination date of August 15, 2007. The Company intends to treat the interest rate swap as a cash flow hedge for accounting purposes.

As of November 13, 2006, Aircastle had binding letters of intent to acquire four aircraft for an estimated aggregate purchase price of $72,250. Although the closing of each purchase is contingent on the seller meeting certain conditions precedent, the Company expects that all of the aircraft will be acquired during the fourth quarter of 2006. The purchase price of certain of the aircraft is subject to variable price provisions that typically reduce the final purchase price if the actual closing occurs beyond an initially agreed upon closing date.

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

Certain items in this Quarterly Report on Form 10-Q, and other information we provide from time to time may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not necessarily limited to, statements relating to our ability to acquire, sell and lease aircraft, issue aircraft lease-backed securities on attractive terms, anticipate, manage and address industry trends and their effect on our business, pay and grow dividends, realize gains or income from our debt investments, obtain required licenses and governmental approvals, obtain favorable tax treatment, secure financing and increase revenues, earnings, and EBITDA. Words such as ‘‘anticipate(s),’’ ‘‘expect(s)’’, ‘‘intend(s)’’, ‘‘plan(s)’’, ‘‘target(s)’’, ‘‘project(s)’’, ‘‘believe(s)’’, ‘‘will’’, ‘‘would’’, ‘‘seek(s)’’, ‘‘estimate(s)’’ and similar expressions are intended to identify such forward-looking statements. These statements are based on management's current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements; Aircastle Limited can give no assurance that its expectations will be attained. Factors that could cause actual results to differ materially from Aircastle Limited's expectations include, but are not limited to, our significant customer concentration; our continued ability to obtain additional capital to finance our growth; our continued ability to acquire aircraft at attractive prices; our continued ability to obtain favorable tax treatment in Bermuda and other jurisdictions; our ability to pay or maintain dividends; our ability to lease aircraft at favorable rates and maintain the value of our aircraft; our ability to realize gains or income from our debt investments; general economic conditions and economic conditions in the markets in which we operate; competitive pressures within the industry and/or markets in which we operate; the creditworthiness of our airline customers; interest rate fluctuations; our ability to obtain certain required licenses and approvals; the impact of future terrorist attacks or wars on the airline industry; our concentration of leases in certain geographical regions; and other risks detailed from time to time in Aircastle’s filings with the Securities and Exchange Commission (‘‘SEC’’), including our Registration Statement on Form S-1 (File No. 333-134669), as such registration statement became effective on August 7, 2006, and in our other filings with the SEC. Such forward-looking statements speak only as of the date of this Quarterly Report. Aircastle Limited expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Overview

We are a global company that acquires and leases high-utility commercial jet aircraft to passenger and cargo airlines throughout the world. High-utility aircraft are generally modern, operationally efficient jets with a large operator base and long useful lives. As of September 30, 2006, our aircraft portfolio consisted of 65 aircraft that were leased to 32 lessees located in 23 countries and managed through our offices in the United States, Ireland and Singapore. All of our aircraft are subject to net operating leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational and insurance costs although, in a majority of cases, we are obligated to pay a portion of specified maintenance or modification costs. We also make investments in other aviation assets, including debt securities secured by commercial jet aircraft. As of November 13, 2006, we had acquired and committed to acquire aviation assets having an aggregate purchase price equal to $1.7 billion and $72 million, respectively, for a total of approximately $1.8 billion, including binding letters of intent to acquire an additional four aircraft subject to lease. Our revenues and income from continuing operations for the three and nine months ended September 30, 2006 were $53.1 million and $128.2 million and $15.2 million and $28.0 million, respectively.

We intend to pay regular quarterly dividends to our shareholders. We plan to grow our dividends per share through the acquisition of additional aviation assets using cash on hand and available credit facilities. We expect to finance our acquisitions on a long-term basis using low-cost, non-recourse securitizations. In June 2006, we closed our first securitization, a $560 million transaction comprising 40 aircraft. On July 20, 2006, our board of directors (the ‘‘Board’’) declared a dividend of $0.35 per common share or an aggregate of $14.4 million for the three months ended June 30, 2006, which was paid on July 31, 2006. On August 2, 2006 the Board declared a partial third quarter dividend of $0.156 per common share, or an aggregate of $6.4 million, to shareholders of record as of August 1, 2006, which was paid on August 15, 2006. On October 9, 2006 the Board declared a partial third quarter dividend on its common shares of $0.194 per common share to holders of record of Aircastle’s common shares as of October 31, 2006. This dividend is payable on November 15, 2006. These dividends are not necessarily indicative of the amount of any future dividends.

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

Aircraft Leasing

All of our aircraft are currently subject to net operating leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational and insurance costs. In many of our leases we are obligated to bear a portion of maintenance costs or costs associated with modifications required by manufacturers or regulators. We retain the benefit, and bear the risk, of re-leasing and the residual value of the aircraft upon expiration or early termination of the lease. As of September 30, 2006, our portfolio consisted of 65 aircraft on lease to 32 lessees in 23 countries with a net book value of $1.5 billion. The weighted average (by net book value) age of the aircraft in the portfolio from the date of delivery by manufacturer to September 30, 2006, was 8.62 years. The weighted average (by net book value) remaining lease term as of September 30, 2006 was 3.74 years.

Debt Investments

We also invest in debt securities secured by commercial jet aircraft, including enhanced equipment trust certificates, and other forms of collateralized debt. We believe our experience in the aircraft leasing business coupled with knowledge of structured finance, enables us to make opportunistic investments in this market sector. Our intent is not to actively trade debt investments, and accordingly we have classified debt investments purchased to date as available-for-sale as defined in Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of December 31, 2005, we owned debt securities secured by aircraft with a fair value of $26.9 million. From January 1, 2006 through September 30, 2006, we made two additional investments in debt securities secured by aviation assets. At September 30, 2006, our Debt Investments portfolio consisted of six such debt securities with a fair value of $120.3 million.

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

Revenues in our Aircraft Leasing segment for the three and nine months ended September 30, 2006 were $50.5 million and $121.6 million, respectively, as compared to $33.0 million for the full year ended December 31, 2005. Our revenues increased significantly from 2005 to 2006 as a result of aircraft acquisitions in late 2005 as well as throughout 2006.

Revenues in our Debt Investments segment are recognized using the effective interest method. Certain investments which represent residual interests are accounted for using a level yield methodology based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. Such assumptions include the rate and timing of principal and interest. Revenues in our Debt Investments segment for the three and nine months ended September 30, 2006 were $2.5 million and $6.6 million, respectively, as compared to $3.0 million for the full year ended December 31, 2005.

Operating Expenses

Operating expenses are comprised of depreciation of flight equipment held for lease, interest expense, selling, general and administrative expenses, or SG&A, and other expenses. As we continue to grow, we expect that depreciation of flight equipment held for lease and interest expense will grow proportionately with revenue growth. We also expect that SG&A will decline as a percentage of revenues as we leverage our existing infrastructure over a greater revenue base. Since our aircraft operating lease terms generally require the lessee to pay for operating, maintenance and insurance costs, our portion of other expenses relating to aircraft reflected in our statement of operations has been nominal.

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

Acquisitions and Dispositions

Our financial results are impacted by the timing and size of acquisitions and dispositions we complete. As of November 13, 2006 we had acquired and committed to acquire aviation assets having an aggregate purchase price equal to $1.7 billion and $72 million, respectively, or a total of $1.8 billion. To date we have sold one aircraft and one debt security.

We believe the large and growing aircraft market continues to evolve, generating significant additional acquisition opportunities. Our acquisition strategy is flexible and allows us to take advantage of the best available market opportunities. Currently, we are primarily focused on acquiring high-utility commercial jet aircraft and we may also make opportunistic acquisitions of other asset-backed aviation assets. Our business strategy has been to pursue acquisitions through multiple channels across the world, such as sale-leasebacks with airlines and purchases from operating lessors, banks and other aircraft owning entities. We also explore opportunities to purchase aircraft from manufacturers from time to time. Our ability to acquire and integrate additional aviation assets on favorable terms will significantly impact our financial results and growth prospects.

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

We intend to access the securitization market or other cost effective markets to provide long-term financing for our aircraft portfolio. On June 15, 2006, we closed our first securitization of 40 aircraft, which we refer to as Securitization No. 1. The ACS 2006-1 Pass Through Trust, a newly formed trust, issued a single class of G-1 pass through trust certificates, which we refer to as the certificates, representing undivided interests in $560 million of floating rate asset-backed notes, which we refer to as notes, issued by ACS Ireland and ACS Bermuda, and supported by 40 aircraft which we refer to as Portfolio No. 1. The initial principal balance of the notes was equal to 54.8% of the Initial Appraised Value of Portfolio No. 1 of $1.022 billion. ‘‘Initial Appraised Value’’ is the lesser of the mean and the median of base value appraisals obtained from three internationally recognized appraisal firms during the period October 2005 through December 2005. We retained 100% of the rights to receive future cash flows from Portfolio No. 1 after the payment of claims that are senior to our rights. Almost all claims are senior to our rights to receive future cash flows, including but not limited to payment of expenses related to the aircraft and fees of service providers, interest and principal payments to certificate holders, amounts owed to hedge providers and amounts, if any, owed to the policy provider and liquidity provider under Securitization No. 1 for previously unreimbursed advances.

The notes bear interest at one-month LIBOR plus 0.27%. Financial Guaranty Insurance Company issued a financial guaranty insurance policy to support the payment of interest when due on the certificates and the payment, on the final distribution date, of the outstanding principal amount of the certificates. The certificates are rated Aaa and AAA by Moody's Investor Service and Standard & Poor's rating services, respectively. We have entered into a series of interest rate hedging contracts intended to hedge the interest rate exposure associated with issuing floating-rate obligations backed by primarily fixed-rate lease assets. These contracts, together with the guarantee premium, the spread referenced above and other costs of trust administration, result in a fixed rate cost of 6.6% per annum, after the amortization of issuance fees and expenses.

We are currently utilizing a $750 million senior secured credit facility, which we refer to as Credit Facility No. 2, to finance up to 85% of the net book value of certain aircraft not included in Securitization No. 1. We expect to continue to purchase aircraft using our credit facilities plus cash on hand and, once a portfolio of 30 to 50 aircraft has been acquired, to finance the portfolio on a long-term basis using a securitization structure similar to Securitization No. 1.

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

Registration Statement and Initial Public Offering

On August 11, 2006, the Company completed its initial public offering of 10,454,535 common shares at a price of $23 per share, raising $240.5 million before offering costs. The net proceeds of the initial public offering, after our payment of $16.8 million in underwriting discounts and commissions, and $4.0 million in offering expenses were $219.8 million. $205.5 million of the net proceeds were used to repay a portion of Credit Facility No. 2. The remainder of the proceeds was used for working capital requirements and to fund additional aircraft acquisitions.

Results of Operations

For the three months ended September 30, 2006, the Company earned $0.32 per share on $53.1 million in revenues and had $15.2 million of net income. For the nine months ended September 30, 2006, the Company earned $0.72 per share on revenues of $128.2 million and had $31.4 million of net income. The significant differences in the results of operations for the three and nine months ended September 30, 2006, as compared to the results of operations for the three and nine months ended September 30, 2005, are primarily attributable to the significant growth experienced by the Company over the past twelve months, including increases in the acquisition of aviation assets available for leasing, increased borrowings under our credit facilities to finance these acquisitions and the addition of employees required to meet the demands of the growing business. As of September 30, 2006, the Company owned 65 aircraft with a net book value of $1.5 billion, as compared to 18 aircraft with a net book value of $266 million at September 30, 2005. The Company financed these acquisitions as of September 30, 2006 through borrowings of $906 million under existing credit facilities and a securitization. The Company had 38 employees at September 30, 2006 as compared to 29 employees at September 30, 2005.

Comparison of the three months ended September 30, 2005 to the three months ended September 30, 2006

Revenues and Contribution Margin

Revenues and contribution margin by segment is set forth in the tables below. See Note 15 to our unaudited consolidated financial statements for the reconciliation to operating income and our reasons for using contribution margin to discuss our results of operations.

Aircraft Leasing

Aircraft Leasing revenues and contribution margin were as follows:

	Three Months Ended September 30,
(Dollars in thousands)	2005	2006
Revenues
Lease rentals	$6,850	$50,415
Interest income	—	—
Other income	65	153
Total revenues	$6,915	$50,568
Expenses
Depreciation	3,126	16,277
Interest	1,911	14,741
Other expenses	200	324
Total expenses	5,237	31,342
Contribution margin	$1,678	$19,226

For the three months ended September 30, 2005, the contribution margin of our Aircraft Leasing segment was $1.7 million on $6.9 million of revenues. At September 30, 2005, we owned 18 aircraft held for lease, 13 of which were on-lease.

For the three months ended September 30, 2006, the contribution margin of our Aircraft Leasing segment was $19.2 million on $50.5 million of revenues. At September 30, 2006, we owned 65 aircraft held for lease, all of which were on lease. Aircraft leasing revenue of $50.5 million, depreciation expense of $16.3 million, interest expense of $14.7 million and other expenses of $324,000 all increased relative to the three months ended September 30, 2005 due to the increase in the size of our aircraft portfolio.

Debt Investments

Debt Investment revenues and contribution margin were as follows:

	Three Months Ended September 30,
(Dollars in thousands)	2005	2006
Revenues
Lease rentals	$—	$—
Interest income	943	2,487
Total revenues	943	2,487
Expenses
Depreciation	—	—
Interest	26	1,265
Other expenses	—	—
Total expenses	26	1,265
Contribution margin	$917	$1,222

For the three months ended September 30, 2005, the contribution margin of our Debt Investments segment was $917,000 on $943,000 of revenues. At September 30, 2005, we owned $23 million of debt securities with $3.4 million of unrealized gains as reflected in accumulated other comprehensive income at September 30, 2005.

For the three months ended September 30, 2006, the contribution margin of our Debt Investments segment was $1.2 million on $2.5 million of revenues. At September 30, 2006, we owned $120 million of debt securities with $13.5 million of unrealized gains as reflected in accumulated other comprehensive income at September 30, 2006.

Selling, General and Administrative and Other Expenses

Selling, general and administrative and other expenses were as follows:

	Three Months Ended September 30,
(Dollars in thousands)	2005	2006
Personnel	$2,462	$3,412
Professional fees	927	738
Rent and office expenses	184	142
Depreciation of leasehold improvements and office equipment	56	142
Communication expenses	34	88
Business insurance	38	167
Other selling, general and administrative expenses	625	620
	$4,326	$5,309

Personnel costs consist primarily of salary, recruitment and relocation expenses which increased as the number of employees increased from 29 at September 30, 2005 to 38 at September 30, 2006. Professional fees consisted primarily of legal, accounting and tax fees associated with the legal organization and administration of the Company and its subsidiaries. Office expense and equipment costs, mainly rent, depreciation, communications, insurance and other general office expenses increased with the expansion of facilities required to meet the demands of our growing business.

Income Tax Provision

Our provision for income taxes for the three months ended September 30, 2005 and 2006 was $208,000 and $1.8 million, respectively. Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. Consequently, the provision for income taxes recorded relates to income earned by certain subsidiaries of the Company which are located in jurisdictions that impose income taxes.

Comparison of the nine months ended September 30, 2005 to the nine months ended September 30, 2006

Revenues and Contribution Margin

Revenues and contribution margin by segment is set forth in the table below. See Note 15 to our unaudited consolidated financial statements for the reconciliation to operating income and our reasons for using contribution margin to discuss our results of operations.

Aircraft Leasing

Aircraft Leasing revenues and contribution margin were as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2005	2006
Revenues
Lease rentals	$13,047	$121,413
Interest income	—	—
Other income	65	153
Total revenues	$13,112	$121,566
Expenses
Depreciation	6,561	37,800
Interest	3,726	36,258
Other expenses	755	1,239
Total expenses	11,042	75,297
Contribution margin	$2,070	$46,269

For the nine months ended September 30, 2005, the contribution margin of our Aircraft Leasing segment was $2.1 million on $13.1 million of revenues. At September 30, 2005, we owned 18 aircraft held for lease, 13 of which were on-lease.

For the nine months ended September 30, 2006, the contribution margin of our Aircraft Leasing segment was $46.3 million on $121.6 million of revenues. At September 30, 2006, we owned 65 aircraft held for lease, all of which were on-lease. Aircraft leasing revenue of $121.6 million, depreciation expense of $37.8 million, interest expense of $36.3 million and other expenses of $1.2 all increased relative to the six months ended September 30, 2005 due to the increase in the size of our aircraft portfolio.

Debt Investments

Debt Investment revenues and contribution margin were as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2005	2006
Revenues
Lease rentals	$—	$—
Interest income	2,225	6,588
Total revenues	2,225	6,588
Expenses
Depreciation	—	—
Interest	27	3,194
Other expenses	—	—
Total expenses	27	3,194
Contribution margin	$2,198	$3,394

For the nine months ended September 30, 2005, the contribution margin of our Debt Investments segment was $2.2 million on $2.2 million of revenues. At September 30, 2005, we owned $23 million of debt securities with $3.4 million of unrealized gains as reflected in accumulated other comprehensive income at September 30, 2005.

For the nine months ended September 30, 2006, the contribution margin of our Debt Investments segment was $3.4 million on $6.6 million of revenues. At September 30, 2006, we owned $120 million of debt securities with $13.5 million of unrealized gains as reflected in accumulated other comprehensive income at September 30, 2006.

Selling, General, Administrative and Other Expenses

Selling, general, administrative and other expenses were as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2005	2006
Personnel	$4,890	$11,756
Compensation to director	—	3,400
Professional fees	1,691	3,194
Rent and office expenses	298	506
Depreciation of leasehold improvements and office equipment	83	382
Communication expenses	90	251
Business insurance	38	174
Other selling, general and administrative expenses	1,109	1,928
	$8,199	$21,591

Personnel costs consist primarily of salary, recruitment and relocation expenses which increased as the number of employees increased from 29 at September 30, 2005 to 38 at September 30, 2006. Compensation to a director was a non-cash share based payment expense for the purchase of common shares below fair market value. Professional fees consisted primarily of legal, accounting and tax fees associated with the legal organization and administration of the Company and its subsidiaries. Office expense and equipment costs, mainly rent, depreciation, communications, insurance and other general office expenses increased with the expansion of facilities required to meet the demands of our growing business.

Income Tax Provision

Our provision for income taxes for the nine months ended September 30, 2005 and 2006 was $461,000 and $4.5 million, respectively. Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. Consequently, the provision for income taxes recorded relates to income earned by certain subsidiaries of the Company which are located in jurisdictions that impose income taxes.

Discontinued Operations

During 2005, we purchased an aircraft and immediately held it for sale. As of December 31, 2005, the aircraft was classified on the balance sheet as flight equipment held for sale and all operating activities were classified as discontinued operations. No depreciation expense was recorded on this aircraft. For the nine months ended September 30, 2006, earnings from discontinued operations, net of taxes, totaled $3.4 million. The aircraft earned lease rentals in the amount of $2.1 million and incurred interest expense of $528,000 in 2006. Income tax associated with the aircraft in 2006 was $448,000. The aircraft was sold on March 29, 2006 for a $2.2 million gain and the related debt in the amount of $36.7 million was repaid on March 30, 2006

Application of Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP, and requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. Our estimates and assumptions are based on historical experiences and currently available information. Actual results may differ from such estimates under different conditions, sometimes materially. A summary of our significant accounting policies is presented in Note 1 to our consolidated financial statements and in the Company’s

Registration Statement on Form S-1 (File No. 333-134669), declared effective on August 7, 2006. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results and require our most subjective judgments, estimates and assumptions. Our most critical accounting policies and estimates are described below.

Lease Revenue Recognition

Our operating lease rentals are recognized on a straight-line basis over the term of the lease. We will neither recognize revenue nor record a receivable from a customer when collectibility is not reasonably assured. Estimating whether collectibility is reasonably assured requires some level of subjectivity and judgment. When collectibility is not certain, the customer is placed on non-accrual status and revenue is recognized when cash payments are received. Management determines whether customers should be placed on non-accrual status. When we are reasonably assured that payments will be received in a timely manner, the customer is placed on accrual status. The accrual/non-accrual status of a customer is maintained at a level deemed appropriate based on factors such as the customer credit rating, payment performance, financial condition and requests for modifications of lease terms and conditions. Events or circumstances outside of historical customer patterns can result in changes to a customer’s accrual status.

Income and Valuation of Debt Securities

Income on debt securities is recognized using the effective interest method. Certain investments which represent residual interest are accounted for using a level yield methodology based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. Such assumptions include the rate and timing of principal and interest receipts (which may be subject to prepayments and defaults). These assumptions are updated on at least a quarterly basis to reflect changes related to a particular security, actual historical data, and market changes. These uncertainties and contingencies are difficult to predict and are subject to future events and economic and market conditions, which may alter the assumptions. We have classified our investments in debt securities as available for sale. As such, they are carried at fair value with any net unrealized gains and losses reported as a component of accumulated other comprehensive income. Fair value is based primarily upon broker quotations, as well as counterparty quotations, which provide valuation estimates based upon reasonable market order indications or a good faith estimate thereof. These quotations are subject to significant variability based on market conditions, such as interest rates and credit spreads. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in our results of operations and financial position. At September 30, 2006, each of our debt securities available for sale has unrealized gains.

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

Derivative Financial Instruments

In the normal course of business we utilize derivative instruments to manage our exposure to interest rate risks. We account for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (‘‘SFAS No.133’’). In accordance with SFAS No.133, all derivatives are recognized on the balance sheet at their fair value. We obtain the values on a quarterly basis from the counterparties of the derivative contracts. When hedge treatment is achieved under SFAS No.133, the changes in fair values related to the effective portion of the derivatives are recorded in other comprehensive income or in income, depending on whether or not the derivative is designated as a cash flow hedge. The ineffective portion of the derivative contract is calculated and recorded in income at each quarter end.

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

Share Based Payments

Compensation costs relating to share based payments are recognized based on the fair value of the equity instruments issued in accordance SFAS No. 123(R), Share-Based Payment. We use the straight line method of accounting for compensation cost on share based payment awards that contain pro-rata vesting provisions. Prior to the initial public offering, the fair value of the equity instruments was determined based on a valuation which took into account various assumptions that were subjective. Such assumptions involved projecting our earnings through the date of the anticipated initial public offering to develop an estimated annualized rate of earnings and annualized earnings and dividends per share. Key assumptions used in developing the projection included expected monthly acquisition volume through the date of the initial public offering, leverage and interest costs, revenues from new aircraft acquisitions and the growth of selling, general and administrative expenses. Compensation costs relating to share based payments recognized subsequent to the initial public offering were measured based upon the market price of our common stock at the grant date. We anticipate that the current requisite service periods will be obtained for employees with awards.

Liquidity and Capital Resources

We have been able to meet our liquidity requirements from several sources, including:

•	Lines of credit, our securitization, and other secured borrowings;

•	Our initial public offering

•	Prior to our initial public offering, equity contributions from the Fortress shareholders;

•	Aircraft lease revenues and maintenance payments; and

•	Principal and interest payments from our debt securities.

We expect that cash on hand and expected cash flow provided by operations, as well as our credit facilities, will satisfy our short term liquidity needs with respect to our current portfolios of aircraft and debt securities over the next 12 months.

The acquisition of aircraft and debt securities drives our growth and fuels our long-term need for liquidity. We expect to acquire a substantial amount of aviation assets over the next 12 months but there can be no assurances regarding the timing and amount of such acquisitions. During the first nine months of 2006, we acquired $746.1 million of commercial jet aircraft and related capital improvements and $92.7 million of debt securities secured by commercial jet aircraft, for a total of $838.8 million. In addition, over the next 12 months, we expect capital expenditures and lessee maintenance payment draws on our owned and committed aircraft portfolio to be approximately $18 million. However, there can be no assurance that we will be able to acquire such additional aircraft or that such capital expenditures will not exceed the expected amount. It is our intention to fund future aircraft acquisitions initially through borrowings under our credit facilities, and to repay all or a portion of such borrowings from time to time with the net proceeds from subsequent securitizations and additional equity issuances. It is also our intention to finance investments in debt securities with borrowings arranged at the time of the investment which may include entering into repurchase agreements. Therefore, our ability to execute our business strategy, particularly the growth of our acquisitions, depends to a significant degree on our ability to obtain additional debt and equity capital. Depending on the volume of aircraft acquisitions and opportunities to invest in debt securities, we will likely seek to execute one or two additional securitizations and may seek to execute one or two additional equity offerings during the course of the next 12 months. Decisions by investors and lenders to enter into such transactions with us will depend upon a number of factors, such as our historical and projected performance, compliance with the terms of our current credit arrangements, industry and market trends, the availability of capital and the relative attractiveness of alternative investments. We believe that funds will be available to support our growth strategy and will enable us to pay dividends to our common shareholders as contemplated by our dividend policy. However, future deterioration in our performance or our markets could limit our ability to access these sources of financing and/or increase our cost of capital, which may negatively impact our ability to raise additional funds, grow our business and to pay dividends to our common shareholders.

Cash Flows

	Nine Months Ended September 30,
(Dollars in thousands)	2005	2006
Net cash provided by operating activities	$766	$87,433
Net cash (used in) investing activities	$(198,566)	$(820,960)
New cash provided by financing activities	$259,886	$692,554

Cash Flows from Operating Activities

Operating activities provided net cash flow of $766,000 in the first nine months of 2005 and provided net cash flow of $87.4 million in the first nine months of 2006. Cash flow from operations is primarily generated from rents received pursuant to the lease agreements on our aircraft. It is reduced by interest expense on our borrowings and by selling, general and administrative expenses. The amount of rent we receive depends on various factors, including the size, age and composition of our aircraft portfolio. Our aircraft lease agreements generally provide for the periodic payment of a fixed amount of rent over the life of the lease. However, the amount of rent we receive may vary due to several factors, including the credit worthiness of our lessees and the occurrence of delinquencies and defaults. It is also affected by the extent to which aircraft are off-lease and our ability to remarket aircraft that are nearing the end of their leases. Our success in re-leasing aircraft is affected by market conditions for our aircraft and by general industry trends. At September 30, 2005, 13 of our 18 aircraft were on-lease. At September 30, 2006 all 65 of our aircraft were on-lease.

Cash flow from operations is also affected by the interest expense we pay on our debt facilities and by our decisions to hedge the risk associated with changing interest rates. All of our debt is floating rate and varies with changes in LIBOR. To the extent interest rates increase we may be liable for more interest payments to our lenders. Our practice has been to hedge the expected future interest payments on a portion of our floating rate liabilities by entering into derivative contracts. However, we remain exposed to changes in interest rates to the extent we decide to remain un-hedged and by the degree to which our hedges are not perfectly correlated to the hedged future cash flows.

Cash Flows from Investing Activities

Net cash flow used in investing activities totaled $198.6 million and $821.0 million for the nine months ended September 30, 2005 and 2006, respectively. The period to period increase reflects the increase in our business activities during this time. For example, during the nine months ended September 30, 2006 we acquired 33 aircraft as compared to 15 aircraft during the nine months ended September 30, 2005. Similarly, we invested $746.1 million in the acquisition and improvement of flight equipment during the nine months ended September 30, 2006 as compared to $173.3 million during the nine months ended September 30, 2005. We also invested $92.7 million in debt securities during the nine months ended September 30, 2006 as compared to $23.0 million for the nine months ended September 30, 2005. Cash flow from investing activities for the nine months ended September 30, 2006 also reflect proceeds of $57.2 million from the sale of an aircraft in March 2006 that had been reported as discontinued operations.

Cash Flows from Financing Activities

Net cash flows from financing activities totaled $259.9 million and $692.6 million for the nine months ended September 30, 2005 and 2006, respectively. The period to period increase primarily reflects the growth in our investment in flight equipment. Our financing strategy is to finance aircraft acquisitions on an interim basis using credit facilities until we aggregate a large enough portfolio to securitize. Borrowings under our credit facilities are collateralized by leases on our aircraft, ownership interest in our subsidiaries that own aircraft, cash on deposit in lockbox accounts and other assets held by the collateral agent and rights under the service provider agreements and certain other agreements.

On August 11, 2006, the Company completed its initial public offering of 10,454,535 common shares at a price of $23 per share, raising $240.5 million before offering costs. The net proceeds of the initial public offering, after our payment of $16.8 million in underwriting discounts and commissions, and $4.0 in offering expenses were $219.8 million. $205.5 million of the net proceeds were used to repay a portion of Credit Facility No. 2. The remainder of the proceeds were used for working capital requirements and to fund additional aircraft acquisitions.

The increase in cash flows from financing activities also reflects an increase in the advance rates available to the Company from credit facilities and securitization executed since September 30, 2005, including Securitization No. 1, Credit Facility No. 2 and Credit Facility No. 3 (each as defined below). At September 30, 2006, the Company had borrowed $906 million secured by interests in flight equipment with a net book value of $1.5 billion. At September 30, 2005, the Company had borrowed $129.1 million secured by interests in flight equipment with a net book value of $266 million. The weighted average advance rates of the Company’s borrowings under these credit facilities, relative to the net book value of the Company’s flight equipment, were 60% and 49% at September 30, 2005 and 2006, respectively.

On June 15, 2006, we closed our first portfolio securitization, which we refer to as Securitization No. 1. The net proceeds from Securitization No. 1 were used to pay down $441.2 million of debt on Credit Facility No.1 and $45.0 million on Credit Facility No. 2 and for working capital purposes.

We also repaid $36.7 million of debt outstanding on Credit Facility No. 3 on March 31, 2006 when we sold one of the aircraft that had been financed under this facility. The aircraft had been classified as held for sale for accounting purposes and results of operations related to the aircraft have been reported in Discontinued Operations.

Net cash flow from financing activities for the first nine months of 2006 also reflects the receipt of $76.0 million from repurchase agreements. The cash flow is primarily related to the acquisition and financing of two debt securities on March 10, 2006.

In 2004, the Fortress Shareholders committed to invest $400 million of equity in Aircastle. Of this amount, $93.1 million was contributed in 2004 and the remaining $306.9 million was invested in 2005. On February 8, 2006, the Fortress Shareholders contributed an additional $36.9 million in exchange for 3,693,200 of our common shares. On July 21, 2006, we returned the $36.9 million to Fortress in exchange for the cancellation of 3,693,200 of our common shares.

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

The ACS Group used the proceeds from the sale of the notes to acquire 40 aircraft from us and we paid for certain expenses incurred in connection with the certificates offering of approximately $14 million. We used a portion of the proceeds of Securitization No. 1 to return $36.9 million to the Fortress Shareholders in exchange for the cancellation of 3,693,200 of our common shares and to repay of amounts owed on Credit Facility No. 1 and Credit Facility No. 2. The notes provide for monthly payments of interest at a floating rate of one-month LIBOR plus 0.27%, which at September 30, 2006 was 5.60%, and scheduled payments of principal. The scheduled payments of principal have been calculated such that the principal balance of the notes will be equal to 54.8% of the Initial Appraised Value of the aircraft as such Initial Appraised Value is decreased over time by an assumed amount of depreciation.

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

On August 4, 2006 the $45.8 million outstanding balance on Credit Facility No. 1 was repaid in full.

On February 28, 2006, we entered into a revolving credit facility to finance aircraft acquisitions which we refer to as Credit Facility No. 2. This facility initially had a $500 million facility limit and a term of 18 months. As of June 15, 2006, Credit Facility No. 2 was amended to increase the maximum committed amount to $750 million and to extend the maturity to November 15, 2007. As of September 30, 2006 we had borrowed $278 million under this facility. Borrowings under Credit Facility No. 2 are used to finance up to 85% of the net book value of aircraft. Credit Facility No. 2 requires the monthly payment of interest and principal, to the extent of 85% of any decrease in the net book value of the assets. Generally, borrowings under Credit Facility No. 2 bear interest at the one month LIBOR rate plus 1.25% which at September 30, 2006 was 6.58%. Additionally, we are subject to a 0.25% fee on the average daily amount of the unused portion of Credit Facility No. 2. This facility has no restrictions on the amount of dividends we can pay, provided we are not in default. Additionally, we are required to maintain net worth, determined according to GAAP, of no less than $500 million.

Also at September 30, 2006, we had a $73.3 million credit facility to finance the acquisition of two aircraft which we refer to as Credit Facility No. 3. This was initially a $110.0 million facility and had been used to finance the acquisition of a third aircraft, but was repaid in part upon the sale of one of our aircraft on March 29, 2006. The interest rate on the facility is one-month LIBOR plus 1.50%, which at September 30, 2006 was 6.83%. The facility requires a monthly payment of interest. The facility was amended on July 18, 2006, to increase the maximum committed amount by approximately $25.1 million and to extend the maturity date to March 31, 2007. The increase in the maximum committed amount was reduced by $25.1 million with the closing of our initial public offering. We expect to either sell and/or obtain alternative sources of financing for these assets prior to the maturity date. However, we can give no assurances that we will be able to do so.

From time to time, we also enter into repurchase agreements to finance certain of our securities available for sale. Repurchase agreements are agreements to sell securities to counterparty with the simultaneous agreement to repurchase the same or substantially identical securities from the same counterparty at a later date with accrued interest. Repurchase agreements normally do not constitute economic sales and are therefore treated as collateralized financing transactions and are carried at the amount of cash received with the underlying securities sold continuing to be recognized as securities available for sale. Interest incurred on repurchase agreements is reported in interest expense. At September 30, 2006, we had five outstanding repurchase agreements totaling $83.8 million. Four of the repurchase agreements provide for the payment of interest at one month LIBOR plus 0.50% and one of the agreements provides for the payment of interest at three month LIBOR plus 0.75%. At September 30, 2006, the weighted average interest rate on our repurchase agreements was 5.67% per annum. The repurchase agreements provide for an original term to maturity ranging from six months to one year. At September 30, 2006, two of the repurchase transactions totaling $2.9 million are scheduled to mature on June 28, 2007; two of the repurchase agreements totaling $75.0 million are scheduled to mature on March 1, 2007; and one of the repurchase agreements for $5.9 million is scheduled to mature on December 6, 2006. If we cannot renew or replace these repurchase transactions as they mature we will be required to repay them from internal funds or find alternative sources of financing, as to which no assurance can be given.

Our debt obligations contain various customary non-financial loan covenants. Such covenants do not, in management’s opinion, materially restrict our investment strategy or our ability to raise capital. We are in compliance with all of our loan covenants as of September 30, 2006.

The following table provides a summary of our credit facilities (dollars in thousands):

		As of September 30, 2006
Debt Obligations	Collateral	Commitment	Outstanding	Interest Rate	Final Stated Maturity
Credit Facility No. 2	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	$750,000	$277,894	1 Month LIBOR + 1.25%	11/15/07
Credit Facility No. 3	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	73,332	73,332	1 Month LIBOR + 1.50%	03/31/07
Securitization No. 1	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	554,733	554,733	1 Month LIBOR + 0.27%	06/20/31
Repurchase Agreements	Securities available for sale	77,959	77,959	1 Month LIBOR + 0.50%	06/28/07 and 03/01/07
Repurchase Agreement	Securities available for sale	5,880	5,880	3 Month LIBOR + 0.75%	12/06/06
		$1,461,904	$989,798

Contractual Obligations

Our contractual obligations consist of principal and interest payments on variable rate liabilities, binding letters of intent to purchase aircraft and rent payments pursuant to our office leases. Total contractual obligations increased from $723.2 million at the end of 2005 to approximately $1.4 billion at September 30, 2006. The primary reasons for the increase are:

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

The following table presents our contractual obligations and their maturity dates as of September 30, 2006 (dollars in thousands):

	Payments due by period as of September 30, 2006
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility No. 2(1)(2)	$302,598	$24,355	$278,243	$—	$—
Credit Facility No. 3(1)	75,864	75,864	—	—	—
Securitization No. 1(1)	872,347	51,177	102,076	123,897	595,197
Repurchase Agreements(1)	85,811	85,811	—	—	—
Operating Leases(3)	4,764	635	1,322	1,349	1,458
Purchase Obligations(4)	77,250	77,250	—	—	—
Total	$1,418,634	$315,092	$381,641	$125,246	$596,655

(1)	Includes interest on variable rate, LIBOR-based instruments at the September 30, 2006 rate.

(2)	$205.5 million of the net proceeds from our initial public offering were used to repay a portion of Credit Facility No. 2 on August 15, 2006.

(3)	Represents contractual payments on our office leases in Stamford, Connecticut and Dublin, Ireland.

(4)	At September 30, 2006, we had binding letters of intent to acquire four aircraft. It is anticipated that the acquisition of all four aircraft will be completed during the fourth quarter of 2006.

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

Capital Expenditures

We make capital expenditures from time to time in connection with improvements made to our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. In 2005 we made a total of $30.5 million of capital expenditures related to the acquisition of aircraft. For the nine months ending September 30, 2006 we made a total of $2.9 million of capital expenditures related to the acquisition of aircraft.

As of September 30, 2006, the weighted average (by net book value) age of our aircraft was approximately 8.62 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Under our leases, the lessee is primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement. Under 37 of our leases, the lessee is required to make periodic payments to us in order to provide for the payment of maintenance tied to the usage of the aircraft. Under the terms of 26 of our leases, the lessee may be required to make a maintenance payment to us at the end of the lease based upon certain utilization criteria. Two of our leases require that the lessee make both a monthly maintenance payment and an additional maintenance payment to us at the end of the lease term in certain circumstances. At September 30, 2006, we held $72.6 million of maintenance reserves. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at September 30, 2006 and December 31, 2005.

Foreign Currency Risk and Foreign Operations

At September 30, 2006, except for one lease expiring in November, 2006, where the lease rentals are payable in euros, lease rentals under all of our leases are payable in U.S. dollars. However, we incur euro and Singapore dollar denominated expenses in connection with our subsidiary in Ireland and branch office in Singapore. As of September 30, 2006, six of our 38 employees were based in Ireland and two employees were based in Singapore. For the nine months ended September 30, 2006, expenses denominated in currencies other than the U.S. dollar, such as payroll and office costs, aggregated approximately $2.8 million in U.S. dollar equivalents and represented approximately 13% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us more effectively to source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, it is likely that our international operations and our exposure to foreign currency risk will increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases we may enter into hedging transactions in the future to mitigate this risk. For the nine months ended September 30, 2005 and 2006 we incurred a loss of $11,000 and a gain of $12,000 on foreign currency transactions, respectively.

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

Hedging

The objective of our hedging policy is to adopt a risk averse position with respect to changes in interest rates. Accordingly, we have entered into a number of interest rate swaps and interest rate forward contracts to hedge the current and expected future interest rate payments on our variable rate debt. Interest rate swaps are agreements in which a series of interest rate flows are exchanged with a third party over a prescribed period. An interest rate forward contract is an agreement to make or receive a payment at the end of the period covered by the contract, with reference to a change in interest rates. The notional amount on a swap or forward contract is not exchanged. Our swap transactions typically provide that we make fixed rate payments and receive floating rate payments to convert our floating rate borrowings to fixed rate obligations to better match the largely fixed rate cash flows from our investments in flight equipment and debt securities. Similarly, our interest rate forward contracts typically provide for us to receive payment if interest rates increase and make a payment if they decrease. However, we can give no assurance that our net income will not be adversely affected during any period as a result of changing interest rates. We held the following interest rate derivative contracts as of September 30, 2006:

(Dollars in thousands)
Hedged Item	Notional Amount	Effective Date	Maturity Date	Floating Rate	Fixed Rate	Fair Value Of Derivative Asset or (Liability)
Securitization No. 1(e)	$554,733	Jun-06	Jun-16	1 Month LIBOR + 0.27%	5.78%	$(16,163)
Credit Facility No. 2 and 3(a)	500,000	Mar-06	Mar-11	1 Month LIBOR	5.07%	(2,706)
Repurchase Agreement(b)	67,000	Feb-06	Jul-10	1 Month LIBOR	5.02%	153
Repurchase Agreement(c)	5,000	Dec-05	Sep-09	3 Month LIBOR	4.94%	17
Repurchase Agreement(d)	2,900	Jun-05	Mar-13	1 Month LIBOR	4.21%	138
	$1,129,633					$(18,561)

(a)	On March 21, 2006 we entered into a series of interest rate forward contracts to hedge the variable interest rate payments on debt we expect to incur to finance aircraft acquisitions over the next year. The notional amounts of the forward contracts in that series started at $100 million with respect to the March 2006 forward contract and increase to a maximum of $500 million with respect to the September 2006 forward contract. The increase in notional amount over time reflected projected aircraft acquisitions and related borrowings through September 2006. To the extent that actual interest payments on borrowings do not match anticipated cash flows from forward contracts, we may be required to recognize additional income or expense on the forward contracts. The terms of the forward contracts provide for a comparison of, on average, a fixed rate of 5.07% per annum and of one month LIBOR. The aggregate market value of the forward contracts at September 30, 2006 was a payable of $2.7 million. The interest rate forward contracts are treated as cash flow hedges for accounting purposes with fair value adjustments recorded as a component of other comprehensive income in our balance sheet

(b)	In March 2006 we designated an interest rate swap which we had entered into in February 2006 as a hedge of the future variable-rate interest payments on a repurchase agreement we executed to finance our acquisition of securities. The interest rate swap had an initial notional principal amount of $74 million and decreases periodically based on estimated projected principal payments on the securities. The interest rate swap, which matures in July 2010, requires that we make semi-annual payments of a fixed rate of 5.02% per annum and receive monthly an amount based on the one-month LIBOR rate and the then current notional principal amount. At September 30, 2006 the market value of the swap was a receivable of $153,000. The interest rate swap is treated as a cash flow hedge for accounting purposes with fair value adjustments recorded as a component of other comprehensive income on our balance sheet.

(c)	On December 5, 2005, we entered into a four-year interest rate swap with a notional amount of $5 million to hedge a securities repurchase agreement we had entered into to finance our acquisition of securities. The swap requires that we make semi-annual fixed rate payments of 4.94% and receive quarterly floating rate payments equal to three-month LIBOR. The market value of the swap was a receivable of approximately $17,000 at September 30, 2006. The interest rate swap is treated as a cash flow hedge for accounting purposes with fair value adjustments recorded as a component of other comprehensive income in the balance sheet.

(d)	On June 28, 2005, we entered into a seven-year interest rate swap with a notional amount of $2.9 million to hedge a floating rate securities repurchase agreement we had entered into to finance our acquisition of securities. The swap requires that we make quarterly fixed rate payments at 4.21% per annum and receive monthly floating rate payments equal to one-month LIBOR. The market value of the swap was a receivable of approximately $138,000 at September 30, 2006. The interest rate swap is treated as a cash flow hedge for accounting purposes with fair value adjustments recorded as a component of other comprehensive income in the balance sheet.

(e)	On June 1, 2006, we entered into a series of forward contracts to hedge the variable interest rate payments on Securitization No. 1. The notional amounts of the initial forward contracts in that series start at $560 million with respect to the July 2006 forward contract and decrease monthly based on the projected principal payments on the certificates. The terms of the forward contracts provide for a comparison of, on average, a fixed rate of 5.78% per annum and of one-month LIBOR plus 0.27%. The aggregate market value of the forward contracts at September 30, 2006 was a payable of $16.2 million. The interest rate forward contracts are treated as cash flow hedges for accounting purposes with fair value adjustments recorded as a component of other comprehensive income on our balance sheet.

Related Party Transactions

Prior to our initial public offering, substantially all of the ownership interests in Aircastle were beneficially owned by our employees and funds managed by affiliates of Fortress. In 2004, Fortress committed to invest $400 million of equity in Aircastle, all of which was drawn as of December 31, 2005. On February 8, 2006, Fortress contributed an additional $36.9 million in exchange for 3,693,200 of our common shares. On July 21, 2006, we returned the $36.9 million to Fortress in exchange for the cancellation of 3,693,200 of our common shares.

During part of 2005, our primary operations were managed by Fortress. Fortress, acting as manager, incurred direct operating costs on our behalf. These operating costs primarily included payroll costs, office supplies and professional fees paid to third parties. These costs are included in selling, general and administrative expenses in the consolidated statement of operations. As of December 31, 2004, ‘‘Due to affiliate’’ represented reimbursable expenditures of $1.1 million paid by Fortress in 2004. In 2005, all amounts due to or from affiliates were settled by cash payment. During a portion of 2005, we occupied space in facilities leased by Fortress and rent of $43,000, determined based on actual costs to Fortress, was reimbursed to Fortress.

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

		Face/Notional Amount Maturing
		Twelve Months Ended September 30,
	Face/Notional/ Market Value amount September 30, 2006	2007	2008	2009	2010	2011	Thereafter	Fair Value September 30, 2006
Fixed Rate Assets
Securities Available for Sale	$120,271	$34,687	$14,862	$24,118	$27,116	$3,071	$16,417	$120,271
Average coupon rate, end of period(1)	7.77%	7.78%	7.79%	7.90%	8.09%	8.14%
Variable Rate Liabilities(2)
Borrowed under Credit Facilities	$351,226	$73,893	$277,333	$—	$—	$—	$—	$351,226
Average coupon rate, end of period(4)	6.63%	6.55%	6.40%	—	—	—
Securitized Notes(3)
Certificates Issued	$554,733	$21,734	$22,825	$23,951	$25114	$38,394	$422,715	$554,733
Average coupon rate, end of period(4)	5.60%	5.57%	5.42%	5.37%	5.37%	5.37%
Repurchase Obligations	$83,839	$8,784	$75,055	$—	$—	$—	$—	$83,839
Average coupon rate, end of period(4)	5.67%	5.80%	5.65%	—	—	—
Interest Rate Swaps Related to Credit Facilities
Pay/fixed/receive variable	$74,900	$28,000	$11,500	$14,500	$18,000	$—	$2,900	$308
Average pay fixed rate	4.98%	4.96%	4.94%	4.88%	4.21%	4.21%
Average receive variable rate, end of period(5)(6)	5.33%	5.34%	5.14%	5.10%	5.10%	5.10%
Interest Rate Forwards Related to Credit Facilities
Notional Amounts(7)	$500,000	$—	$—	$—	$—	$—	$500,000	$(2,706)
Average pay fixed rate	5.07%	5.07%	5.07%	5.07%	5.07%	5.07%
Average receive variable rate, end of period(5)(6)	5.33%	5.30%	5.10%	5.10%	5.05%	5.10%
Interest Rate Forwards Related to Securitization No.1
Notional Amounts(8)	$554,733	$21,734	$22,825	$23,952	$25,113	$78,268	$382,841	$(16,163)
Average pay fixed rate	5.78%	5.78%	5.78%	5.78%	5.78%	5.78%
Average receive variable rate, end of period(5)(6)	5.60%	5.57%	5.42%	5.37%	5.37%	5.37%

(1)	Refers to the weighted-average interest rate on the face amount of securities remaining at the end of each period.

(2)	Amounts shown as projected future variable-rate liabilities maturing excluding cash interest receipts or payments when due.

(3)	As described in Note 6, on June 15, 2006 the Company issued certificates under Securitization No. 1. A portion of the proceeds were used to repay in full Credit Facility No. 1 previously reported above in our consolidated balance sheets in the combined balance of amounts included under ‘‘Borrowings under credit facilities’’.

(4)	Refers to the weighted-average interest rate on the face amount of variable-rate liabilities outstanding at the end of each period.

(5)	Refers to the weighted-average interest rate on notional amount of interest rate swaps and forward contracts outstanding at the end of each period.

(6)	The variable rate on our interest rate swaps and equivalent rate on our forward contracts is reset monthly at one-month LIBOR or quarterly at three-month LIBOR, as applicable.

(7)	On March 21, 2006, the Company entered into a series of interest rate forward contracts to hedge the variability of future interest payments on our credit facilities. The notional amounts of the forward contracts in that series started at $100 million with respect to March 2006 forward contract and increased to a maximum of $500 million with respect to the September 2006 forward contract.

(8)	On June 1, 2006 the Company entered into a series of forward contracts to hedge variable interest rate payments on Securitization No. 1. The notional amounts of the initial contracts in that series start at $560 million with respect to the July 2006 forward contract and decrease monthly based upon projected principal payments on the certificates.

The fair value of securities available for sale, repurchase obligations and interest rate swaps related to repurchase agreements all increased from December 31, 2005 to September 30, 2006 because of our purchase of additional debt securities during the nine months ended September 30, 2006, our execution of repurchase agreements to finance the acquisition of debt securities and our execution of interest rate swaps to hedge the variable interest payments on the LIBOR-based repurchase agreements. The amount of borrowings under credit facilities also increased during the nine months ending September 30, 2006 in connection with the financing of additional aircraft acquisitions. Also, in the first quarter of 2006 we entered into a new series of interest rate forward agreements to hedge the variable interest payments on the additional debt we expect to incur from Credit Facility No. 2, which was executed in March 2006.

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

EBITDA is not an alternative to net income, income from operations or cash flows provided by or used in operations as calculated and presented in accordance with GAAP. You should not rely on EBITDA as a substitute for any such GAAP financial measure. We strongly urge you to review the reconciliation of EBITDA to GAAP net income (loss), along with our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We also strongly urge you to not rely on any single financial measure to evaluate our business. In addition, because EBITDA is not a measure of financial performance under GAAP and is susceptible to varying calculations, the EBITDA measure, as presented in this prospectus, may differ from and may not be comparable to similarly titled measures used by other companies. The table below shows the reconciliation of net income (loss) to EBITDA for the three and six months ended September 30, 2005 and 2006 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Net (loss) income	$(1,606)	$15,182	$(3,856)	$31,412
Depreciation	3,182	16,419	6,644	38,182
Amortization	183	(1,475)	551	(3,093)
Interest	1,604	14,177	3,217	35,058
Income tax provision	208	1,786	461	4,453
Earnings from discontinued Operations, net taxes	—	—	—	(3,399)
EBITDA	$3,571	$46,089	$7,017	$102,613

Item 4.    Controls and Procedures

a)    Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), as of the end of the period covered by this report. Our Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures were effective.

b)    Changes in Internal Controls

There have not been any changes in our internal control over financial reporting (as such terms is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. – Other Information

Item 1.    Legal Proceedings

The Company is not a party to any material legal or adverse regulatory proceedings.

Item 1a.    Risk Factors

There have been no material changes to the disclosure related to the risk factors described in our Registration Statement on Form S-1 (File No. 333-134669), originally filed with the SEC on June 2, 2006 and subsequently amended, and effective on August 7, 2006.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults upon Senior Securities

None

Item 4.    Submission of Matters to Vote of Security Holders

None

Item 5.    Other information

None

Item 6.    Exhibits

3.1	Memorandum of Association*
3.2	Form of Amended and Restated Bye-laws*
4.1	Specimen Share Certificate*
4.2	Form of Amended and Restated Shareholders Agreement among Aircastle Limited and Fortress Investment Fund III LP, Fortress Investment Fund III (Fund B) LP, Fortress Investment Fund III (Fund C) LP, Fortress Investment Fund III (Fund D) L.P., Fortress Investment Fund III (Fund E) LP, Fortress Investment Fund III (Coinvestment Fund A) LP, Fortress Investment Fund III (Coinvestment Fund B) LP, Fortress Investment Fund III (Coinvestment Fund C) LP, Fortress Investment Fund III (Coinvestment Fund D) L.P., Drawbridge Special Opportunities Fund LP, Drawbridge Special Opportunities Fund Ltd. and Drawbridge Global Macro Master Fund Ltd.*
10.1	Aircraft Sale and Purchase Agreement, dated as of August 17, 2006, between Maersk Aircraft A/S and Wells Fargo Bank Northwest, N.A. (not in its individual capacity but solely as Owner Trustee)†
10.2	Aircraft Lease Novation and Amendment Agreement, dated as of August 17, 2006, between Maersk Aircraft A/S and Wells Fargo Bank Northwest, N.A. (not in its individual capacity but solely as Owner Trustee) and Sterling Airlines A/S†
10.3	Aircraft Lease Agreement, dated as of September 12, 2005, between Maersk Aircraft A/S and Sterling Airlines A/S†
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an Exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1, dated July 25, 2006, and incorporated by reference herein.

†	Filed as an Exhibit to the Company's Current Report on Form 8-K, dated as of August 18, 2006, and incorporated by reference herein.

Schedule 1

The following documents have been omitted from this Quarterly Report on Form 10-Q, in accordance with Instruction 2 to Item 601(a) of Regulation S-K, as they are substantially identical in all material respects to the documents filed.

1.    Aircraft Sale and Purchase Agreement, to be dated on or about August 21, 2006, between Maersk Aircraft A/S and Wells Fargo Bank Northwest, N.A. (not in its individual capacity but solely as Owner Trustee) in respect of Aircraft msn 28008.

2.    Aircraft Sale and Purchase Agreement, to be dated on or about August 23, 2006, between Maersk Aircraft A/S and Wells Fargo Bank Northwest, N.A. (not in its individual capacity but solely as Owner Trustee) in respect of Aircraft msn 28009.

3.    Aircraft Sale and Purchase Agreement, dated August 17, 2006, between Maersk Aircraft A/S and Wells Fargo Bank Northwest, N.A. (not in its individual capacity but solely as Owner Trustee) in respect of Aircraft msn 28013.

4.    Aircraft Sale and Purchase Agreement, dated August 17, 2006, between A/S Maersk Aviation Holding and Wells Fargo Bank Northwest, N.A. (not in its individual capacity but solely as Owner Trustee) in respect of Aircraft msn 28014.

5.    Aircraft Sale and Purchase Agreement, dated August 17, 2006, between A/S Maersk Aviation Holding and Wells Fargo Bank Northwest, N.A. (not in its individual capacity but solely as Owner Trustee) in respect of Aircraft msn 28015.

6.    Aircraft Lease Novation and Amendment Agreement, to be dated on or about August 21, 2006, between Maersk Aircraft A/S and Wells Fargo Bank Northwest, N.A. (not in its individual capacity but solely as Owner Trustee) and Sterling Airlines A/S in respect of Aircraft msn 28008.

7.     Aircraft Lease Novation and Amendment Agreement, to be dated on or about August 23, 2006, between Maersk Aircraft A/S and Wells Fargo Bank Northwest, N.A. (not in its individual capacity but solely as Owner Trustee) and Sterling Airlines A/S in respect of Aircraft msn 28009.

8.    Aircraft Lease Novation and Amendment Agreement, dated August 17, 2006, between Maersk Aircraft A/S and Wells Fargo Bank Northwest, N.A. (not in its individual capacity but solely as Owner Trustee) and Sterling Airlines A/S in respect of Aircraft msn 28013.

9.    Aircraft Lease Novation and Amendment Agreement, dated August 17, 2006, between A/S Maersk Aviation Holding and Wells Fargo Bank Northwest, N.A. (not in its individual capacity but solely as Owner Trustee) and Sterling Airlines A/S in respect of Aircraft msn 28014.

10.    Aircraft Lease Novation and Amendment Agreement, dated August 17, 2006, between Maersk Aircraft A/S and Wells Fargo Bank Northwest, N.A. (not in its individual capacity but solely as Owner Trustee) and Sterling Airlines A/S in respect of Aircraft msn 28015.

11.    Lease Agreement, dated September 12, 2005, between Maersk Aircraft A/S and Sterling Airlines A/S in respect of msn 28008.

12.    Lease Agreement, dated September 12, 2005, between Maersk Aircraft A/S and Sterling Airlines A/S in respect of msn 28009.

13.    Lease Agreement, dated September 12, 2005, between Maersk Aircraft A/S and Sterling Airlines A/S in respect of msn 28013.

14.    Lease Agreement, dated as of September 12, 2005, between A/S Maersk Aviation Holding and Sterling Airlines A/S in respect of msn 28014.

15.    Lease Agreement, dated as of September 12, 2005, between A/S Maersk Aviation Holding and Sterling Airlines A/S in respect of msn 28015.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIRCASTLE LIMITED (Registrant)
Date: November 14, 2006	/s/ Aaron Dahlke
Aaron Dahlke
Chief Accounting Officer and Authorized Officer