Form 10-K
period 2006-12-31
Aircastle LTD
filed 2007-03-22
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006

or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from                                   to

Commission file number 001-32959

AIRCASTLE LIMITED

(Exact name of Registrant as Specified in its Charter)

Bermuda	98-0444035
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Aircastle Advisor LLC
300 First Stamford Place, 5th Floor Stamford, Connecticut 06902

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code:    (203) 504-1020

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes           No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes           No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes           No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes           No

The aggregate market value of the voting common shares held by non-affiliates of the registrant on June 30, 2006 is not applicable as the registrant was not publicly traded as of June 30, 2006. The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of $35.16 per share at which the common equity was last sold as of March 15, 2007 was $869.0 million.

DOCUMENTS INCORPORATED BY REFERENCE

Documents of Which Portions Are Incorporated by Reference	Parts of Form 10-K into Which Portion of Documents Are Incorporated
Proxy Statement for Aircastle Limited 2007 Annual General Meeting of Shareholders	Part III

SAFE HARBOR STATEMENT UNDER THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain items in this Annual Report on Form 10-K, and other information we provide from time to time may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not necessarily limited to, statements relating to our ability to acquire, sell and lease aircraft, issue aircraft lease-backed securities on attractive terms, anticipate, manage and address industry trends and their effect on our business, pay and grow dividends, realize gains or income from our debt investments, obtain required licenses and governmental approvals, obtain favorable tax treatment, secure financing and increase revenues, earnings, and EBITDA. Words such as ‘‘anticipate(s),’’ ‘‘expect(s)’’, ‘‘intend(s)’’, ‘‘plan(s)’’, ‘‘target(s)’’, ‘‘project(s)’’, ‘‘believe(s)’’, ‘‘will’’, ‘‘would’’, ‘‘seek(s)’’, ‘‘estimate(s)’’ and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements; Aircastle Limited can give no assurance that its expectations will be attained. Factors that could cause actual results to differ materially from Aircastle Limited’s expectations include, but are not limited to, our significant customer concentration; our continued ability to obtain additional capital to finance our growth; our continued ability to acquire aircraft at attractive prices; our continued ability to obtain favorable tax treatment in Bermuda and other jurisdictions; our ability to pay or maintain dividends; our ability to lease aircraft at favorable rates and maintain the value of our aircraft; the possibility that conditions to closing of certain transactions will not be satisfied; our ability to realize gains or income from our debt investments; general economic conditions and economic conditions in the markets in which we operate; competitive pressures within the industry and/or markets in which we operate; the creditworthiness of our airline customers; interest rate fluctuations; our ability to obtain certain required licenses and approvals; the impact of future terrorist attacks or wars on the airline industry; our concentration of leases in certain geographical regions; and other risks detailed from time to time in Aircastle’s filings with the Securities and Exchange Commission (‘SEC’’), including ‘‘Risk Factors’’ included elsewhere in this Annual Report on Form 10-K. Such forward-looking statements speak only as of the date of this Annual Report. Aircastle Limited expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

PART I.

ITEM 1 — BUSINESS

Unless the context suggests otherwise, references in this report to ‘‘Aircastle,’’ the ‘‘Company,’’ ‘‘we,’’ ‘‘us,’’ and ‘‘our’’ refer to Aircastle Limited and its subsidiaries. References in this report to ‘‘AL’’ refer only to Aircastle Limited. References in this prospectus to ‘‘Aircastle Bermuda’’ refer to Aircastle Holding Corporation Limited and its subsidiaries. References in this report to ‘‘Fortress’’ refer to Fortress Investment Group LLC, affiliates of which manage the Fortress funds, and certain of its affiliates and references to the ‘‘Fortress funds’’ refer to AL shareholders which are managed by affiliates of Fortress. Throughout this report, when we refer to our aircraft, we include aircraft that we have transferred into grantor trusts or similar entities for purposes of financing such assets through securitization. These grantor trusts or similar entities are consolidated for purposes of our financial statements. All amounts in this report are expressed in U.S. dollars and the financial statements have been prepared in accordance with U.S. generally accepted accounting principles (‘‘GAAP’’).

We are a global company that acquires and leases high-utility commercial jet aircraft to passenger and cargo airlines throughout the world. High-utility aircraft are generally modern, operationally efficient jets with a large operator base and long useful lives. As of December 31, 2006, our aircraft portfolio consisted of 69 aircraft that were leased to 32 lessees located in 23 countries and managed through our offices in the United States, Ireland and Singapore. All of our aircraft are subject to net operating leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational and insurance costs although, in a majority of cases, we are obligated to pay a portion of specified maintenance or modification costs. We also make investments in other aviation assets, including debt securities secured by commercial jet aircraft. As of March 15, 2007, we had acquired and committed to acquire aviation assets having an aggregate purchase price equal to $2.23 billion and $1.44 billion, respectively, for a total of approximately $3.67 billion. Our revenues and income from continuing operations for the year ended December 31, 2006 were $189.3 million and $47.8 million, respectively and for the fourth quarter 2006 were $61.2 million and $19.8 million, respectively.

We expect to benefit from the size and growth of the commercial aircraft market and to increase our revenues and earnings by acquiring additional aviation assets. The current worldwide commercial aircraft fleet consists of more than 17,000 aircraft with an aggregate estimated value in excess of $360 billion and is expected to grow at a compound annual growth rate of 5.5% to a value of $620 billion through 2016. The market is highly fragmented, with over 1,800 owners, including airlines, other aircraft lessors and financial institutions. Operating lessors, including us, own approximately 30.9% of the global fleet. The continued growth in air traffic, driven in large part by emerging markets with strong economic growth and rising levels of per capita air travel, has increased the demand, and lease rates, for certain high-utility aircraft types. We believe that we are well positioned to take advantage of these favorable industry trends with our international platform, experienced management team and flexible capital structure.

On January 22, 2007, we entered into an Asset Purchase Agreement, which we refer to as the Acquisition Agreement, with affiliates of Guggenheim Aviation Investment Fund LP, or GAIF, pursuant to which we agreed to acquire 38 aircraft for an aggregate base purchase price of approximately $1.595 billion, subject to certain agreed adjustments. The aircraft we will acquire under the Acquisition Agreement are scheduled to be delivered to us through February 2009, with 28 of these aircraft scheduled for delivery in 2007. As of March 15, 2007, we acquired five of these aircraft.  Four of the aircraft are Boeing Model 747-400ERF freighter aircraft to be delivered new from the manufacturer, seven are Boeing Model 747-400 aircraft converted or to be converted from passenger to freighter specification and one is a McDonnell Douglas Model MD11SF. The remaining 26 aircraft are passenger aircraft. We refer to this acquisition throughout this report as the ‘‘Aircraft Acquisition’’.

We intend to pay regular quarterly dividends to our shareholders. We plan to grow our dividends per share through the acquisition of additional aviation assets using cash on hand and available credit facilities. We expect to finance our acquisitions on a long-term basis using low-cost, non-recourse securitizations. Securitizations allow companies to raise long-term capital by pledging cash flows of an asset pool, such as aircraft leases. In June 2006, we closed our first securitization, which we refer to as Securitization No. 1, a $560 million transaction comprising 40 aircraft and related leases, which we refer to as Portfolio No. 1.

The table below is a summary of our dividend history. These dividends may not be indicative of the amount of any future dividends.

Dividend Period	Pay Date	Dividend Per Share ($)	Total Dividend ($ in thousands)
Three months ended June 30, 2006	July 31, 2006	$0.35	$14,367
Three months ended September 30, 2006	November 15, 2006	$0.35	$16,395	(1)
Three months ended December 31, 2006	January 15, 2007	$0.4375	$22,584
Three months ended March 31, 2007	April 13, 2007	$0.50	$33,634	(2)

(1)	Dividends for the three months ended September 30, 2006 were paid in two installments. A dividend of $0.156 per common share was paid on August 15, 2006 for the period July 1, 2006 to August 12, 2006 for the period prior to the initial public offering. A dividend of $0.194 per common share was paid on November 15, 2006 for the period after the initial public offering.

(2)	On March 14, 2007, our Board of Directors declared a dividend for the three months ended March 31, 2007 in the amount of $0.50 per common share, payable on April 13, 2007 to holders of record on March 30, 2007.

Competitive Strengths

We believe that the following competitive strengths will allow us to capitalize on the growth opportunities in the global aviation industry:

•	Diversified portfolio of high-utility aircraft. We have a portfolio of high-utility aircraft that is diversified with respect to geographic markets, lease maturities and aircraft type. As of December 31, 2006, our aircraft portfolio consisted of 69 aircraft comprising 17 different types that were leased to 32 lessees located in 23 countries and had lease maturities ranging from 2007 to 2014. Our lease expirations are well dispersed, with a weighted average remaining lease term of 4.2 years for aircraft we owned at December 31, 2006. While we seek to place our aircraft on lease to operators and on terms that provide the best risk-adjusted returns, many airlines are in a weak financial condition and suffer from liquidity problems. Accordingly, we believe that our focus on portfolio diversification reduces the risks associated with individual lessee defaults and adverse geopolitical or economic issues, and results in generally predictable cash flows.

•	Disciplined acquisition approach and broad sourcing network. We evaluate the risk-adjusted return of any potential acquisition first as a discrete investment and then from a portfolio management perspective. To evaluate potential acquisitions, we employ a rigorous due diligence process focused on: (i) cash flow generation with careful consideration of macro trends, industry cyclicality and product life cycles; (ii) aircraft specifications and maintenance condition; (iii) when applicable, lessee credit worthiness and the local jurisdiction’s rules for enforcing a lessor’s rights; and (iv) legal and tax implications. We source our acquisitions through well-established relationships with airlines, other aircraft lessors, financial institutions and other aircraft owners.

•	Scaleable business platform. We operate globally through offices in the United States, Ireland and Singapore, using a modern asset management system designed specifically for aircraft operating lessors and capable of handling a significantly larger aircraft portfolio. We believe that our facilities, systems and personnel currently in place are capable of supporting an increase in our revenue base and asset base without a proportional increase in overhead costs.

•	Experienced management team with significant technical expertise. Our management team has significant experience in the acquisition, leasing, financing, technical management, restructuring/repossession and sale of aviation assets. This experience enables us to evaluate a broad range of potential investments in the global aviation industry. With extensive industry contacts and relationships worldwide, we believe our management team is highly qualified to manage and grow our aircraft portfolio. In addition, our senior management personnel have extensive experience managing lease restructuring and aircraft repossessions, which we believe is critical to mitigate any potential default exposure.

•	Innovative long-term debt financing structure. We closed Securitization No. 1 on June 15, 2006. We have structured Securitization No. 1 to provide for the release to us during the first five years of ‘‘excess securitization cash flows,’’ or the cash flows attributable to the underlying lease after payment of expenses, interest and scheduled principal payments. We intend to use this excess securitization cash flow to pay dividends and to make additional investments in aviation assets. By way of comparison, a typical aircraft securitization starts with significantly higher leverage and allows no release of excess securitization cash flows; instead, these cash flows are required to further amortize, and thus lower the leverage on the securities.

Growth Strategy

We plan to grow our business and increase our dividends per share by employing the following business strategies:

•	Selectively acquire commercial jet aircraft and other aviation assets. We believe the large and growing aircraft market provides significant acquisition opportunities. We regularly evaluate a large number of potential aircraft acquisition opportunities and expect to continue our investment program through additional passenger and cargo aircraft purchases. In addition, we plan to leverage our experience to make opportunistic acquisitions of other asset-backed aviation assets, including debt securities secured by aviation assets and other non-aircraft aviation assets. As of March 15, 2007, we had acquired and committed to acquire approximately $3.67 billion in aviation assets in 48 separate transactions.

•	Reinvest amounts approximately equal to non-cash depreciation expense in additional aviation assets. Aircraft have a finite useful life. To account for the expected decline in value of our aircraft, our earnings reflect a non-cash depreciation expense in accordance with GAAP. We intend to pay regular quarterly dividends to our shareholders. Through our strategy of reinvesting amounts approximately equal to non-cash depreciation expense, we will seek to maintain our asset base and grow our dividends.

•	Maintain an efficient capital structure. We expect to finance acquisitions on a long-term basis using aircraft lease portfolio securitizations. We believe that our long-term debt structure and dividend payment strategy result in a low cost of capital and a high degree of financial flexibility, allowing us to grow our business and dividends.

Acquisitions

We source our acquisitions through well-established relationships with airlines, other aircraft lessors, financial institutions and brokers, as well as other sources. We have acquired one aircraft from Drawbridge Special Opportunities Fund LP, a fund managed by an affiliate of Fortress, but have not acquired or committed to acquire any other aircraft from our affiliates.

We are currently focused on acquiring high-utility aircraft in the secondary market and through sale-leasebacks. While we do not focus on aircraft of a particular age, we acquired most of our aircraft assets five to fifteen years from original manufacture. We believe that sourcing acquisitions both globally and through multiple channels provides for a broad and relatively consistent set of investment opportunities.

On January 22, 2007, we entered into the Acquisition Agreement with affiliates of GAIF, pursuant to which we agreed to acquire 38 aircraft for an aggregate base purchase price of approximately $1.595 billion, subject to certain agreed adjustments. The aircraft we will acquire under the Acquisition Agreement are scheduled to be delivered to us through February 2009, with 28 of these aircraft scheduled for delivery in 2007. As of March 15, 2007 we acquired five of these aircraft. Four of the aircraft are Boeing Model 747-400ERF freighter aircraft to be delivered new from the manufacturer, seven are Boeing Model 747-400 aircraft converted or to be converted from passenger to freighter specification and one is a McDonnell Douglas Model MD11SF. The remaining 26 aircraft are passenger aircraft.

We have an experienced acquisitions team based in Stamford, Connecticut, Dublin, Ireland and Singapore that maintains strong relationships with a wide variety of market participants throughout the world. We believe that our seasoned personnel and extensive industry contacts facilitate our access to acquisition opportunities.

Potential investments are evaluated by teams consisting of marketing, engineering/technical, credit, financial analytic and legal professionals. These teams consider a variety of aspects before we commit to purchase an aircraft, including its price, specification/configuration, age, condition and maintenance history, operating efficiency, lease terms, financial condition and liquidity of the lessee, jurisdiction, industry trends and future redeployment potential and values, among other factors. We believe that utilizing a cross-functional team of experts to consider the investment parameters noted above will help assess more completely the overall risk and return profile of potential acquisitions and will help us move forward expeditiously on letters of intent and acquisition documentation. Our letters of intent are typically non-binding prior to board of directors approval, and upon board of directors approval are binding and subject to the fulfillment of customary closing conditions.

Our aim is to develop and maintain a diverse and stable portfolio and, in that regard, our investment strategy is oriented towards longer term holding horizons rather than shorter-term trading.

Finance

A key aspect of our growth strategy is our flexible capital structure which supports the financing of our acquisitions of aircraft and other aviation assets. We typically finance the initial purchase of aircraft and other aviation assets using committed short-term credit arrangements and cash on hand. We believe our ability to execute acquisitions expeditiously and without financing contingencies have benefited us in competitive bidding situations. Our short-term borrowed funds for our aircraft acquisitions and repurchase obligations for our securities are provided by secured credit facilities from banks. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facilities.’’

We intend to access the securitization market to provide long-term financing for our aircraft operating lease portfolio. On June 15, 2006 we closed Securitization No. 1. Securitization No. 1 generated gross proceeds of $560 million through the issuance of floating-rate aircraft lease-backed securities, secured, among other things, by ownership interests in our subsidiaries that own the 40 aircraft included in Portfolio No. 1 and the related leases. The face value of the notes represents 54.8% of the Initial Appraised Value of Portfolio No. 1 of $1.022 billion. We retained 100% of the rights to receive future cash flows from Portfolio No. 1 after the payment of claims that are senior to our rights.

Based on our expected aircraft acquisition plan, we anticipate completing one or two securitizations per year and one or two additional equity offerings per year. Our ability to successfully complete these securitizations and equity offerings on favorable terms will have a significant impact on our results of operations and financial condition.

Our Leases

As of December 31, 2006, all of the aircraft in our portfolio were subject to operating leases. Under an operating lease, we retain the benefit, and bear the risk, of re-leasing and the residual value of the aircraft upon expiry or early termination of the lease. Operating leasing is an attractive alternative to ownership for airlines because leasing (i) increases fleet flexibility, (ii) requires a lower capital commitment, and (iii) significantly reduces aircraft residual value risk. Under our leases, the lessees agree to lease the aircraft for a fixed term, although certain of our operating leases allow the lessee the option to extend the lease for an additional term. Lease rental revenue from our two largest customers, U.S. Airways, Inc. and Hainan Airlines, accounted for 22% and 8%, respectively, of our total revenues for the year ended December 31, 2006. As of December 31, 2006, the weighted average (by net book value) remaining term of our leases for aircraft we owned at December 31, 2006 was 4.2 years with scheduled expirations ranging from 2007 through 2014 and the maturities of these leases by aircraft type grouping were as follows:

	2007	2008	2009	2010	2011	2012	2013	2014
A320 family	3	3	2	3	0	4	0	0
A330-200/300	0	0	0	1	1	4	0	0
737-300/400/500	1	7	5	6	0	1	0	0
737-700/800	0	1	0	2	4	1	2	5
757-200/200ER	0	0	0	0	0	1	3	0
767- 200ER/300ER	0	1	3	1	1	0	1	0
Other Aircraft Types	0	2	0	0	0	0	0	0
Total	4	14	10	13	6	11	6	5

Lease Payments and Security.    Each of our leases requires the lessee to pay periodic rentals during the lease term. Rentals on three of our leases are payable on a floating interest-rate basis and rentals on our remaining leases are fixed for the base lease term. All lease rentals are payable either monthly or quarterly in advance. All of the leases are payable in U.S. dollars.

Under our leases, the lessee must pay operating expenses accrued or payable during the term of the lease, which would normally include maintenance, operating, overhaul, airport and navigation charges, certain taxes, licenses, consents and approvals, aircraft registration and aircraft hull and public liability insurance premiums. Under all of our leases, the lessee is required to make payments for heavy maintenance, overhaul or replacement of certain high-value components of the aircraft. These maintenance payments are based on hours or cycles of utilization or on calendar time, depending upon the component, and are required to be made monthly in arrears or at the end of the lease term. Whether to permit a lessee to make maintenance payments at the end of the lease term, rather than requiring such payments to be made monthly, will depend on a variety of factors, including the creditworthiness of the lessee, the level of security deposit which may be provided by the lessee and market conditions at the time. If a lessee is making monthly maintenance payments, we would typically be obligated to use the funds paid by the lessee during the lease term to reimburse the lessee for costs they incur for heavy maintenance, overhaul or replacement of certain high-value components, usually shortly following completion of the relevant work. In addition, a majority of our leases contain provisions which may require us to pay a portion of such costs in excess of the amounts paid to us by the lessee on a monthly basis, although the timing of the maintenance, overhaul or replacement of the relevant components and the actual cost of the work will determine the portion of the excess, if any, we must pay. As part of our due diligence review of each aircraft we purchase, we prepare an estimate of the expected maintenance payments and any excess costs which may become payable by us, taking into consideration the then-current maintenance status of the aircraft and the relevant provisions of any existing lease. As of December 31, 2006, we expected to pay approximately $11.4 million over the next twelve months for amounts in excess of maintenance costs not covered by lessee maintenance payments on aircraft owned at December 31, 2006. If our estimates prove to be incorrect, or if the lessee is unable to make maintenance payments that come due, our costs associated with maintenance of the aircraft might increase, thereby adversely affecting our net income and cash flow.

A majority of our leases also contain provisions requiring us to pay a portion of the cost of modifications to the aircraft performed by the lessee at its expense, if such modifications are mandated by recognized airworthiness authorities. Typically these provisions would set a threshold, below which the lessee would not have a right to seek reimbursement and above which we may be required to pay a portion of the cost incurred by the lessee. The lessees are obliged to remove liens on the aircraft other than liens permitted under the leases.

Our leases generally provide that the lessees’ payment obligations are absolute and unconditional under any and all circumstances and require lessees to make payments without withholding payment on account of any amounts the lessor may owe the lessee or any claims the lessee may have against the lessor for any reason, except that under certain of the leases a breach of quiet enjoyment by the lessor may permit a lessee to withhold payment. The leases also generally include an obligation of the lessee to gross up payments under the lease where lease payments are subject to withholdings and other taxes, although there may be some limitations to the gross up obligation, including provisions which do not require a lessee to gross up payments if the withholdings arise out of our ownership or tax structure. In addition, changes in law may result in the imposition of withholding and other taxes and charges that are not reimbursable by the lessee under the lease or that cannot be so reimbursed under applicable law and lessees may fail to reimburse even when obligated under the lease to do so. Our leases also generally require the lessee to indemnify the lessor for tax liabilities relating to the leases and the aircraft including, in most cases, value added tax and stamp duties, but excluding income tax or its equivalent imposed on the lessor. Our leases require the lessees to pay interest on any overdue amounts.

As of December 31, 2006, lessees under 58 of our leases had provided cash security deposits and/or letters of credit. As of December 31, 2006, we had cash security deposits of approximately $39.8 million.

Lessees’ Options.    As of December 31, 2006, none of our leases provide the lessee the option to purchase the aircraft at the end of the lease term. As of December 31, 2006, 16 of our leases give the lessee the option to extend the term of the lease. The rent payable during the extension period may vary from the rent payable prior to the extension. None of these leases provide the lessee an option to terminate its lease prior to the scheduled expiration date.

Risk Management

Our objective is to build and maintain an operating lease portfolio which is balanced and diversified and delivers returns commensurate with risk. We have portfolio concentration objectives to assist in portfolio risk management and highlight areas where action to mitigate risk may be appropriate, and take into account the following:

•	individual lessee exposures;

•	average portfolio credit quality;

•	geographic concentrations;

•	lease maturity concentrations; and

•	aircraft model concentrations.

We have a risk management team which undertakes detailed credit due diligence on lessees when aircraft are being acquired with a lease already in place and for placement of aircraft with new lessees following lease expiry or termination.

Lease Management and Remarketing

Our aircraft re-leasing strategy is to develop opportunities proactively, well in advance of lease expiries, to enable consideration of a broad set of alternatives, including both passenger and freighter deployments, and to allow for reconfiguration/maintenance lead times where needed. We have invested significant resources in developing and implementing what we consider to be a state-of-the-art lease management information system to enable efficient management of aircraft in our portfolio.

Potential re-leasing opportunities are sourced globally and screened with respect to multiple factors, including rental rates, lease term, redeployment costs, lessee credit and jurisdiction, and the level of security deposits, maintenance reserves and other protections.

Remarketing of aircraft for placement on new operating leases is undertaken by a highly experienced marketing team with a well established market profile and extensive contacts. We have representatives based in the United States, Europe and Asia who provide global coverage. Our marketing team has an ongoing dialogue with a wide cross section of airlines, the original equipment manufacturers and other significant industry participants to keep closely apprised of market developments affecting airline fleet requirements and emerging aircraft supply and demand opportunities.

Our current strategy is to focus on the acquisition, leasing and management of owned aircraft rather than seeking to enter third-party aircraft management business. We currently manage five aircraft on behalf of Fortress-related entities, but we are not actively pursuing other third-party aircraft management business.

Our Debt Investments

We also invest in debt securities secured by commercial jet aircraft including enhanced equipment trust certificates and other forms of collateralized debt. We believe our experience in the aircraft leasing business, coupled with our knowledge of structured finance, enables us to make opportunistic investments in this market.

We believe our debt investments complement our aircraft leasing business. Through our aircraft leasing business, we have extensive experience with the pertinent airline credits and valuation of underlying aviation collateral. By leveraging this knowledge and experience we believe we are able to earn attractive risk-adjusted returns.

As of December 31, 2006, our debt investment portfolio had a fair value of $121.3 million and consisted of six debt securities. A majority of the opportunities available in this segment presently entail U.S. airline obligors. Consistent with our overall investment approach, we consider return thresholds for investments in secured debt on a risk-adjusted basis.

Consistent with our strategy in our aircraft leasing business, we generally invest in secured debt with a long-term holding horizon. Among other factors, we periodically monitor the investment value, collateral coverage and credit standing of the relevant obligors. As part of our portfolio management approach, we will consider liquidating or reducing our exposure to specific securities to the extent collateral coverage, credit profile or other factors deteriorate.

We utilize a deal team approach to pursue secured debt transactions, wherein functional experts such as technical, credit and legal personnel support our analytics valuation and finance functions in order to make investments consistent with our portfolio management strategy. At the current time, funding for our secured debt investments is undertaken on a transaction-specific basis.

Other Aviation Assets

As of December 31, 2006, our overall portfolio of assets includes commercial jet aircraft and asset-backed debt securities, however, we believe that acquisition opportunities may arise in such sectors as jet engine and spare parts leasing and financing, aviation facility financing or ownership, and commercial turboprop aircraft and helicopter leasing and financing. In the future, we may make opportunistic investments in these sectors or in other aviation related assets.

Competition

The aircraft leasing industry is highly competitive. The aircraft leasing industry may be divided into two leasing segments: (i) leasing of new aircraft acquired directly or indirectly from manufacturers and (ii) leasing or re-leasing of aircraft in the secondary market. Currently, we compete primarily in the latter segment, and our competition is comprised of other aircraft leasing companies, including GE Commercial Aviation Services, International Lease Finance Corp., CIT Group, AerCap, Aviation Capital Group, Pegasus, Macquarie Aircraft Leasing, RBS Aviation Capital, AWAS, Babcock & Brown and Singapore Aircraft Leasing Enterprise. We believe that only a few comparably sized companies focus primarily on the same segment of the aircraft leasing market as we do. In addition to those companies listed above, a number of other aircraft manufacturers, airlines and other operators, distributors, equipment managers, leasing companies, financial institutions, and other parties engaged in leasing, managing, marketing or remarketing aircraft compete with us, although their focus may be on different market segments. Competition in aircraft leasing is based principally upon the availability, type and condition of aircraft, lease rates and other lease terms. Some of our competitors have, or may obtain greater financial resources than us and may have a lower cost of capital. However, we believe that we are able to compete favorably in aircraft acquisition and leasing activities due to the reputation and experience of our management, our expertise in acquiring aircraft and our flexibility in structuring lease rates and other lease terms to respond to market dynamics and customer needs. We also face competition in remarketing activities from the same type of competitors. Competition in the sale of aircraft is based principally on the availability, type and condition of aircraft and price.

Employees

We operate in a capital intensive rather than a labor intensive business. As of December 31, 2006, we had 45 full-time employees. Management and administrative personnel will expand, as necessary, to meet our future growth needs. None of our employees are covered by a collective bargaining agreement and we believe that we maintain excellent employee relations. We provide certain employee benefits, including retirement, health, life, disability and accident insurance plans.

Insurance

We require our lessees to carry with insurers in the international insurance markets the types of insurance which are customary in the air transportation industry, including airline general third party legal liability insurance, all-risk aircraft hull insurance (both with respect to the aircraft and with respect to each engine when not installed on our aircraft) and war-risk hull and legal liability insurance covering risks such as hijacking, terrorism, confiscation, expropriation, nationalization and seizure. We are named as an additional insured on liability insurance policies carried by our lessees, and we and/or our lender normally are designated as a loss payee in the event of a total loss of the aircraft. Coverage under liability policies generally is not subject to deductibles except those as to baggage and cargo that are standard in the airline industry, and coverage under all-risk aircraft hull insurance policies generally is subject to agreed deductible levels. We maintain contingent hull and liability insurance coverage with respect to our aircraft which is intended to provide coverage in the event the hull or liability insurance maintained by any of our lessees should lapse without notice to us.

We maintain insurance policies to cover risks related to physical damage to our equipment and property (other than aircraft), as well as with respect to third-party liabilities arising through the course of our normal business operations (other than aircraft operations). We also maintain limited business interruption insurance and directors’ and officers’ insurance providing indemnification for our directors, officers and certain employees for certain liabilities.

We believe that the insurance coverage currently carried by Aircastle and our lessees provides adequate protection against the accident-related and other covered risks involved in the conduct of our business. However, there can be no assurance that we have adequately insured against all risks that lessees will at all times comply with their obligations to maintain insurance, that any particular claim will be paid or that we will be able to procure adequate insurance coverage at commercially reasonable rates in the future. Consistent with industry practice, our insurance policies are subject to commercially reasonable deductibles or self-retention amounts.

Government Regulation

The air transportation industry is highly regulated. Since we do not operate aircraft, we generally are not directly subject to most of these laws. However, our lessees are subject to extensive regulation under the laws of the jurisdiction in which they are registered or under which they operate. Such laws govern, among other things, the registration, operation and maintenance of our aircraft. Most of our aircraft are registered in the jurisdiction in which the lessee of the aircraft is certified as an air operator. As a result, our aircraft are subject to the air worthiness and other standards imposed by such jurisdictions. Laws affecting the airworthiness of aircraft generally are designed to ensure that all aircraft and related equipment are continuously maintained in proper condition to enable safe operation of the aircraft. Most countries’ aviation laws require aircraft to be maintained under an approved maintenance program having defined procedures and intervals for inspection, maintenance, and repair.

Our lessees are sometimes obliged to obtain governmental approval to import and lease our aircraft, to operate our aircraft on certain routes and to pay us in U.S. dollars. Usually these approvals are obtained prior to lease commencement as a condition to our delivery of the aircraft. Governmental leave to deregister and/or re-export an aircraft at lease expiry or termination may also be required and may not be available in advance of the lease expiration or termination, although we would normally in such a case require powers of attorney or other documentation to assist us in effecting deregistration or export if required.

Inflation

Inflation generally affects our costs, including SG&A expenses and other expenses. However, we do not believe that our financial results have been, or will be, adversely affected by inflation in a material way.

ITEM 1A.    RISK FACTORS

Risks Related to Our Business

Risks related to our operations

We have limited operating history and we are therefore subject to the risks generally associated with the formation of any new business.

We were incorporated in October 2004, prior to which we had no operations or assets. We are therefore subject to the risks generally associated with the formation of any new business, including the risk that we will not be able to implement our business strategies. Because of our limited operating history, it will be difficult for investors to assess the quality of our management team and our results of operations, and our financial performance to date may not be indicative of our long-term future performance. Furthermore, because annual historical financial statements are available for only 2005 and 2006, investors will find it more difficult to evaluate our performance and assess our future prospects than it would be were such information available for a longer period of time. In addition, over our brief history we have incurred a net loss of approximately $1.5 million for the period from October 29, 2004 through December 31, 2004, net income of approximately $228,000 for the year ended December 31, 2005, and net income of approximately $51.2 million for the year ended December 31, 2006. We may not be able to maintain and/or increase profitability in the future. In addition, although we have grown substantially since our inception, there can be no assurance that we will be able to continue to effectively integrate acquired aircraft, including significant acquisitions such as the Aircraft Acquisition.

We have significant customer concentration and defaults by one or more of our major customers could have a material adverse effect on our cash flow and earnings and our ability to meet our debt obligations and pay dividends on our common shares.

Lease rental revenue from our four largest customers, US Airways, Inc., Hainan Airlines, Sterling and China Eastern, accounted for 40% of our total revenue for the year ended December 31, 2006. The lease rental revenue as a percent of our total revenue, for these four customers for that period was approximately 22%, 8%, 5% and 5%, respectively. These customers operate under 25 operating lease agreements that have terms ranging from five months to eight years. In addition, US Airways, Inc. reorganized under Chapter 11 in August 2002 and exited bankruptcy in March 2003. US Airways, Inc. again reorganized in September 2004 and, in September 2005, exited bankruptcy and merged with America West Airlines. The loss of one or more of these customers or their inability to make operating lease payments due to financial difficulties, bankruptcy or otherwise could have a material adverse effect on our cash flow and earnings and our ability to meet our debt obligations and pay dividends on our common shares.

Under our current business model, we will need additional capital to finance our growth, and we may not be able to obtain it on terms acceptable to us, or at all, which may limit our ability to grow and compete in the aviation market.

Continued expansion of our business through the acquisition of additional aircraft and other aviation assets will require additional capital, particularly if we were to accelerate our acquisition plans. Financing may not be available to us or may be available to us only on terms that are not favorable. Furthermore, Amended Credit Facility No. 2 may be used to finance only 65% of the purchase price of the aircraft financed with proceeds from the facility. In addition, the terms of certain of our outstanding indebtedness restrict, among other things, our ability to incur additional debt. Amended Credit Facility No. 2 and the Revolving Credit Facility, subject to certain limited exceptions, each prohibit us from incurring additional recourse debt or guaranteeing the indebtedness of our subsidiaries. If we are unable to raise additional funds or obtain capital on terms acceptable to us, we may have to delay, modify or abandon some or all of our growth strategies. Further, if additional capital is raised through the issuance of additional equity securities, the interests of our then current common shareholders would be diluted. Newly issued equity securities may have rights, preferences or privileges senior to those of our common shares.

We may not be able to issue aircraft lease-backed securities on attractive terms, which may require us to seek more costly or dilutive financing for our investments or to liquidate assets.

We intend to continue to finance our aircraft portfolio on a long-term basis through the aircraft securitization market. We primarily use short-term credit facilities to finance the acquisition of aircraft until we accumulate a sufficient quantity, quality and diversity of aircraft, at which time we intend to refinance these facilities through a securitization, such as an issuance of aircraft lease-backed securities, or other long-term financing. As a result, we are subject to the risk that we will not be able to acquire, during the period that our credit facilities are available, a sufficient amount of eligible aircraft to maximize the efficiency of an issuance of aircraft lease-backed securities. We also may not be able to obtain additional credit facilities or may not be able to renew or refinance any of our existing credit facilities should we need more time to acquire the aircraft necessary for a long-term securitization financing. In addition, we anticipate refinancing our securitization transactions within five years of closing each such transaction. The inability to renew or refinance our credit facilities may require us to seek more costly or dilutive financing for our aircraft or to liquidate assets. In addition, conditions in the capital markets may make the issuance of aircraft lease-backed securities more costly or otherwise less attractive to us when we do have a sufficient pool of aircraft or during the period of time when we anticipate refinancing a securitization portfolio. We also may not be able to structure any future securitizations to allow for distributions of excess securitization cash flows to us. If we are unable to access the securitization market to finance these assets, we may be required to seek other forms of more costly, dilutive or otherwise less attractive financing or otherwise to liquidate the assets.

An increase in our borrowing costs may adversely affect our earnings and cash available for distribution to our shareholders.

We enter into repurchase agreements to finance a portion of the purchase price of our debt securities. Our repurchase agreements typically have terms to maturity with expiration dates in 2007 and 2008. We utilize credit facilities to finance a portion of the purchase price of our aircraft. Our credit facilities have initial terms to maturity with expiration dates ranging from December 15, 2007, in the case of the Revolving Credit Facility, to December 15, 2008, in the case of Amended Credit Facility No. 2. As our repurchase agreements and credit facilities mature, we will be required to either refinance these instruments by entering into new repurchase agreements or credit facilities, which could result in higher borrowing costs, or repay them by using cash on hand or cash from the sale of our assets.

Our repurchase agreements and credit facilities are primarily LIBOR-based floating-rate obligations and the interest expense we incur will vary with changes in the applicable LIBOR reference rate. As a result, to the extent we are not sufficiently hedged, changes in interest rates may increase our interest costs and may reduce the spread between the returns on our portfolio investments and the cost of our borrowings. An increase in interest rates would adversely affect the market value of our debt investments that are fixed-rate and/or subject them to prepayment or extension risk, which may adversely affect our earnings and cash available for distribution to our shareholders.

As of December 31, 2006, if interest rates were to increase by 1%, we would expect to incur an increase in interest expense on our repurchase agreements of approximately $88,000 on an annualized basis, net of amounts received from our interest rate hedges. Also, as of December 31, 2006, if interest rates were to increase by 1%, we would expect to incur a decrease in annual interest expense on our credit facilities of approximately $573,000 on an annualized basis, net of amounts received from our interest rate hedges.

Departure of key officers could harm our business and financial results.

Our senior management’s reputations and relationships with lessees and sellers of aircraft are a critical element of our business. We encounter intense competition for qualified employees from other companies in the aircraft leasing industry, and we believe there are only a limited number of available qualified executives in our industry. Our future success depends, to a significant extent, upon the continued service of our senior management personnel, particularly: Ron Wainshal, our Chief Executive Officer; Mark Zeidman, our Chief Financial Officer; and David Walton, our Chief Operating Officer and General Counsel, each of whose services are critical to the successful implementation of our growth strategies. These key officers have been with us as we have substantially grown our operations since the end of 2005 and as a result have been critical to our development. If we were to lose the services of any of these individuals, our business and financial results could be adversely affected.

We may not be able to pay or maintain dividends and the failure to do so would adversely affect our share price.

On March 14, 2007, our board of directors declared a regular quarterly dividend of $0.50 per common share, or an aggregate of approximately $33,634, payable on April 13, 2007 to holders of record on March 30, 2007. On January 15, 2007, we paid a regular quarterly dividend of $0.4375 per common share, or an aggregate of approximately $22.6 million, for the three months ended December 31, 2006, to shareholders of record as of December 29, 2006. These dividends may not be indicative of the amount of any future dividends. We intend to continue to pay regular quarterly dividends to our shareholders; however, our ability to pay, maintain or expand cash dividends to our shareholders and to execute our dividend payment strategy is subject to the discretion of our board of directors and will depend on many factors, including our ability to make and finance acquisitions, our ability to negotiate favorable lease and other contractual terms, the level of demand for our aircraft, the economic condition of the commercial aviation industry generally, the financial condition and liquidity of our lessees, the lease rates we are able to charge and realize, our leasing costs, unexpected or increased expenses, the level and timing of capital expenditures, principal repayments and other capital needs, the value of our aircraft portfolio, our results of operations, financial condition and liquidity, general business conditions, restrictions imposed by our securitizations or other financing arrangements (including our credit facilities), legal restrictions on the payment of dividends and other factors that our board of directors deems relevant. Some of the factors are beyond our control and a change in any such factor could affect our ability to pay dividends on our common shares. In the future we may not be able to pay or maintain dividends. We also may not be able to maintain our current level of dividends or increase them over time. Increases in demand for our aircraft and operating lease payments may not occur, and may not increase our actual cash available for dividends to our common shareholders. The failure to maintain or pay dividends would adversely affect our share price.

We are subject to risks related to our indebtedness that may limit our operational flexibility, our ability to compete with our competitors and our ability to pay dividends on our common shares.

General Risks.    Our indebtedness subjects us to certain risks, including:

•	substantially all of our aircraft leases serve as collateral for our secured indebtedness and the terms of certain of our indebtedness require us to use proceeds from sales of aircraft, in part, to repay amounts outstanding under such indebtedness;

•	we may be required to dedicate a substantial portion of our cash flows from operations, if available, to debt service payments, thereby reducing the amount of our cash flow available to pay dividends, fund working capital, make capital expenditures and satisfy other needs;

•	our failure to comply with the terms of our indebtedness, including restrictive covenants contained therein, may result in additional interest being due or defaults that could result in the acceleration of the principal, and unpaid interest on, the defaulted debt, as well as the forfeiture of the aircraft pledged as collateral; and

•	we are not permitted to pay dividends on our common shares to the extent a default or an event of default exists under the Revolving Credit Facility.

Risks relating to Securitization No. 1.    The terms of Securitization No. 1 require us to satisfy certain financial covenants, including the maintenance of debt service coverage ratios. Our compliance with these covenants depends substantially upon the timely receipt of lease payments from our lessees. In particular, during the first five years from issuance, Securitization No. 1 has an amortization schedule that requires that lease payments be applied to reduce the outstanding principal balance of the indebtedness so that such balance remains at 54.8% of the assumed future depreciated value of the portfolio. If the debt service coverage ratio requirements are not met on two consecutive monthly payment dates in the fourth and fifth year following the closing date of Securitization No. 1, and in any month following the fifth anniversary of the closing date, all excess securitization cash flow is required to be used to reduce the principal balance of the indebtedness and will not be available to us for other purposes, including paying dividends to our shareholders.

In addition, under the terms of Securitization No. 1, certain transactions will require the consent or approval of one or more of the securitization trustees, the rating agencies that rated the Portfolio 1 certificates and the financial guaranty insurance policy issuer for the securitization, including (i) sales of aircraft at prices below certain scheduled minimum amounts or, in any calendar year, in amounts in excess of 10% of the portfolio value at the beginning of that year, (ii) the leasing of aircraft to the extent not in compliance with the lessee and geographic concentration limits, and the other operating covenants, pursuant to the terms of the securitization (iii) modifying an aircraft if the cost thereof would exceed certain amounts or (iv) entering into any transaction between us and the Securitization No. 1 entities not already contemplated in the securitization. Absent the aforementioned consent, which we may not receive, the lessee and geographic concentration limits under Securitization No. 1 will require us to re-lease the aircraft to a diverse set of customers, and may place limits on our ability to lease the 40 aircraft, or Portfolio No. 1, which are the security for Securitization No. 1, to certain customers in certain jurisdictions, even if to do so would provide the best risk-adjusted returns at that time.

Risks relating to our credit facilities.    The terms of our credit facilities restrict our ability to:

•	create liens on assets;

•	incur additional indebtedness;

•	sell assets;

•	make certain investments or capital expenditures;

•	engage in mergers, amalgamations or consolidations;

•	engage in certain transactions with affiliates;

•	incur secured indebtedness; and

•	receive payments or excess cash flows from subsidiaries.

Amended Credit Facility No. 2 requires us to make principal payments to the extent that amounts outstanding under the facility exceed 65% of the purchase price or, in the case of a loan that financed the acquisition of an aircraft that has been outstanding more than twelve months, 65% of 95% of the purchase price, of the aircraft financed with proceeds from the facility. In addition, our Revolving Credit Facility requires us to maintain a minimum consolidated net worth of $550 million. The restrictions described above may impair our ability to operate and compete with our direct and indirect competitors and to pay dividends on our common shares.

Failure to close the Aircraft Acquisition could negatively impact our share price and financial results.

On January 22, 2007 we entered into the Acquisition Agreement; pursuant to which we agreed to acquire 38 aircraft from GAIF for an aggregate base purchase price of approximately $1.595 billion, subject to certain agreed adjustments. The aircraft we will acquire under the Acquisition Agreement are scheduled to be delivered to us through February 2009. As of March 15, 2007, we acquired five of these aircraft. If we are unable to obtain the necessary financing or various conditions to the Aircraft Acquisition are not satisfied, we will be unable to close some or all of the remaining aircraft under the

Acquisition Agreement. If the Aircraft Acquisition is not closed for these or other reasons, we will be subject to several risks, including the following:

•	having to pay and expense certain significant costs relating to the Aircraft Acquisition, such as liquidated damages, legal, accounting and financial advisory, without realizing any of the benefits of having the transactions completed; and

•	the focus of our management having been spent on the Aircraft Acquisition instead of on pursuing other opportunities that could have been beneficial to us, without realizing any of the benefits of having the transaction completed.

These risks could materially and adversely affect our share price and financial results.

Risks Related to Our Aviation Assets

The variability of supply and demand for aircraft could depress lease rates for our aircraft, which would have an adverse effect on our financial results and growth prospects and on our ability to meet our debt obligations and to pay dividends on our common shares.

The aircraft leasing and sales industry has experienced periods of aircraft oversupply and undersupply. The oversupply of a specific type of aircraft in the market is likely to depress aircraft lease rates for and the value of that type of aircraft.

The supply and demand for aircraft is affected by various cyclical and non-cyclical factors that are not under our control, including:

•	passenger and air cargo demand;

•	fuel costs and general economic conditions affecting our lessees’ operations;

•	geopolitical events, including war, prolonged armed conflict and acts of terrorism;

•	outbreaks of communicable diseases and natural disasters;

•	governmental regulation;

•	interest rates;

•	airline restructurings and bankruptcies;

•	the availability of credit;

•	manufacturer production levels and technological innovation;

•	retirement and obsolescence of aircraft models;

•	manufacturers merging or exiting the industry or ceasing to produce aircraft types;

•	reintroduction into service of aircraft previously in storage; and

•	airport and air traffic control infrastructure constraints.

These factors may produce sharp decreases or increases in aircraft values and lease rates, which would impact our cost of acquiring aircraft, and may result in lease defaults and also prevent the aircraft from being re-leased or, if desired, sold on favorable terms. This would have an adverse effect on our financial results and growth prospects and on our ability to meet our debt obligations and to pay dividends on our common shares.

Other factors that increase the risk of decline in aircraft value and lease rates could have an adverse affect on our financial results and growth prospects and on our ability to meet our debt obligations and to pay dividends on our common shares.

In addition to factors linked to the aviation industry generally, other factors that may affect the value and lease rates of our aircraft include:

•	the particular maintenance and operating history of the airframe and engines;

•	the number of operators using that type of aircraft;

•	whether the aircraft is subject to a lease and, if so, whether the lease terms are favorable to the lessor;

•	any renegotiation of a lease on less favorable terms;

•	any regulatory and legal requirements that must be satisfied before the aircraft can be purchased, sold or re-leased; and

•	compatibility of our aircraft configurations or specifications with other aircraft owned by operators of that type.

Any decrease in the values of and lease rates for commercial aircraft which may result from the above factors or other unanticipated factors may have a material adverse effect on our financial results and growth prospects and on our ability to meet our debt obligations and to pay dividends on our common shares.

The concentration of aircraft types in our aircraft portfolio could lead to adverse effects on our business and financial results should any difficulties specific to these particular types of aircraft occur.

As of December 31, 2006, our aircraft portfolio is concentrated in the following type groupings by net book value:

•	A320 family constitutes 24.2%;

•	A330-200/300 constitutes 19.5%;

•	737-300/400/500 constitutes 10.9%;

•	737-700/800 constitutes 27.8%;

•	757-200/200ER constitutes 3.3%;

•	767-200ER/300ER constitutes 11.3%; and

•	Other aircraft types constitute 3.0%;

Should any of these aircraft types (or other types we acquire in the future) or Airbus or Boeing encounter technical, financial or other difficulties, a diminution in value of such aircraft, an inability to lease the aircraft on favorable terms or at all, or a potential grounding of such aircraft could occur. As a result, the inability to lease the affected aircraft types would likely have an adverse effect on our financial results to the extent the affected aircraft types comprise a significant percentage of our aircraft portfolio. The composition of our aircraft portfolio may therefore adversely affect our business and financial results. In addition, the abandonment or rejection of the lease of any of the aircraft listed above by one or more carriers in reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code or comparable statutes in non-U.S. jurisdictions may diminish the value of such aircraft and will subject us to re-leasing risks.

The advanced age of some of our aircraft may expose us to higher than anticipated maintenance related expenses, which could adversely affect our financial results and our ability to pursue additional acquisitions.

As of December 31, 2006, the average age of our aircraft portfolio calculated from the date of delivery by manufacturer, and weighted by net book value, was 8.9 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Also, older aircraft typically are less fuel-efficient than newer aircraft and may be more difficult to re-lease or sell. Variable expenses like fuel, crew size or aging aircraft corrosion control or modification programs and related airworthiness directives could make the operation of older aircraft less economically feasible and may result in increased lessee defaults. We may also incur some of these increased maintenance expenses and regulatory costs upon acquisition or releasing of our aircraft. Any of these expenses or costs will have a negative impact on our financial results and our ability to pursue additional acquisitions.

We operate in a highly competitive market for investment opportunities in aviation assets and for the leasing of aircraft.

A number of entities compete with us to make the types of investments that we plan to make. We compete with public partnerships, investors and funds, commercial and investment banks and commercial finance companies with respect to our investments in debt securities. We compete with other operating lessors, airlines, aircraft manufacturers, financial institutions (including those seeking to dispose of repossessed aircraft at distressed prices), aircraft brokers and other investors with respect to aircraft acquisitions and aircraft leasing. The aircraft leasing industry may be divided into two leasing segments: (i) leasing of new aircraft acquired directly or indirectly from manufacturers and (ii) leasing or re-leasing of aircraft in the secondary market. Currently, we compete primarily in the latter segment, and our competition is comprised of other aircraft leasing companies, including GE Commercial Aviation Services, International Lease Finance Corp., CIT Group, AerCap, Aviation Capital Group, Pegasus, Macquarie Aircraft Leasing, RBS Aviation Capital, AWAS, Babcock & Brown and Singapore Aircraft Leasing Enterprise.

Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, establish more relationships than us and bid more aggressively on aviation assets available for sale and offer lower lease rates than us. For instance, we may not be able to grant privileged rental rates to airlines in return for equity investments or debt financings in order to lease aircraft and minimize the number of aircraft off lease (unless such equity investments or debt financings are in connection with the bankruptcy, reorganization or similar process of a lessee in settlement of expected or already delinquent obligations, as permitted under the terms of certain of our indebtedness). Certain of our competitors, however, may enter into similar arrangements with troubled lessees to restructure the obligations of those lessees while maximizing the number of aircraft remaining on viable leases to such lessees and minimizing their overall cost. Such disparity could make our acquisitions more costly, impair our ability to effectively compete in the marketplace, maximize our revenues and grow our business. In addition, some competitors may provide financial services, maintenance services or other inducements to potential lessees that we cannot provide. As a result of competitive pressures, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objectives. Additionally, we may not be able to compete effectively against present and future competitors in the aircraft leasing market. The competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations.

We may not realize gains or income from our debt investments.

We seek to generate both current income and capital appreciation on our debt securities. The debt securities in which we invest may not appreciate in value, and, in fact, may decline in value and default on interest and/or principal payments. As of December 31, 2006, all of the obligors under our debt investments are U.S. airlines. During the past five years a number of North American passenger airlines, including US Airways, Inc., filed Chapter 11 bankruptcy proceedings and several major U.S. airlines ceased operations altogether.

As in Europe, North America has experienced the development of low-cost carriers and the resultant increased competition among such carriers and between such carriers and traditional carriers.

This evolution in the North American airline industry may have a material adverse effect on the ability of North American lessees to meet their financial and other obligations under our leases. Accordingly, we may not be able to realize gains or income from our debt investments. Any gains that we do realize may not be sufficient to offset any other losses we experience. Any income that we realize may not be sufficient to offset our expenses.

Declines in the market values of our debt investments may adversely affect periodic reported results and credit availability, which may reduce earnings and, in turn, cash available for distribution to our shareholders.

Our debt investments are, and we believe are likely to continue to be, classified for accounting purposes as available for sale. Changes in the market values of those assets will be directly charged or credited to shareholders’ equity. As a result, a decline in values may reduce the book value of our assets. Moreover, if the decline in value of an available for sale security is considered by our management to be other than temporary, such decline will reduce our earnings.

A decline in the market value of our debt investments may adversely affect us particularly in instances where we have borrowed money based on the market value of those debt investments. If the market value of those assets declines, the lender may require us to post additional collateral to support the loan. If we were unable to post the additional collateral, we would have to sell those assets or other assets at a time when we might not otherwise choose to do so. A reduction in available credit may reduce our earnings and, in turn, cash available for distribution to shareholders.

Market values of our debt investments may decline for a number of reasons, such as causes related to changes in prevailing market rates, increases in defaults, increases in voluntary prepayments for any debt investments that we have that are subject to prepayment risk, and widening of credit spreads.

Risks related to our leases

We generally will need to re-lease or sell aircraft as current leases expire to continue to generate sufficient funds to meet our debt obligations, to finance our growth and operations and to pay dividends on our common shares, and we may not be able to re-lease or sell such aircraft on favorable terms, or at all.

Our business strategy entails the need to re-lease aircraft as our current leases expire in order to continue to generate sufficient revenues to meet our debt obligations, to finance our growth and operations and to pay dividends on our common shares. In certain cases, including the Aircraft Acquisition, we may acquire aircraft that are not leased at the time. The ability to re-lease aircraft at attractive rates will depend on general market and competitive conditions at the particular time. If we are not able to re-lease an aircraft at favorable rates, including aircraft acquired pursuant to the Acquisition Agreement, we may need to attempt to sell the aircraft to provide adequate funds for debt payments and to otherwise finance our growth and operations. Further, our ability to re-lease, lease or sell aircraft on favorable terms or at all or without significant off-lease time is likely to be adversely impacted by risks affecting the airline industry.

A schedule of contractual lease expirations by year and aircraft type is presented in the table below. Leases subject to extension options are shown at the expiration of the current lease term. The table assumes that, except as indicated, no lease terminates prematurely, no substitute aircraft are delivered, no aircraft are sold and no additional aircraft are purchased, even though we acquired aircraft subsequent to December 31, 2006 and are currently committed to purchase additional aircraft as part of the Aircraft Acquisition. Contractual lease revenues earned in 2006 on leases expiring in 2007 and 2008 totaled $8.8 million and $29.7 million, respectively. More aircraft will need to be re-leased to the extent leases terminate prematurely.

Lease Expiration by Year, for aircraft we owned at December 31, 2006

	2007	2008	2009	2010	2011	2012	2013	2014
A320 family	3	3	2	3	0	4	0	0
A300-200/300	0	0	0	1	1	4	0	0
737-300/400/500	1	7	5	6	0	1	0	0
737-700/800	0	1	0	2	4	1	2	5
757-200/200ER	0	0	0	0	0	1	3	0
767-200ER/300ER	0	1	3	1	1	0	1	0
Other Aircraft Types	0	2	0	0	0	0	0	0
Total	4	14	10	13	6	11	6	5

If lessees are unable to fund their maintenance requirements on our aircraft, our cash flow and our ability to meet our debt obligations or to pay dividends on our common shares could be adversely affected.

The standards of maintenance observed by the various lessees and the condition of the aircraft at the time of sale or lease may affect the future values and rental rates for our aircraft.

Under our leases, the relevant lessee is generally responsible for maintaining the aircraft and complying with all governmental requirements applicable to the lessee and the aircraft, including, without limitation, operational, maintenance, and registration requirements and airworthiness directives (although in certain cases we have agreed to share the cost of complying with certain airworthiness directives). Failure of a lessee to perform required maintenance with respect to an aircraft during the term of a lease could result in a diminution in value of such aircraft, an inability to lease the aircraft at favorable rates or at all, or a potential grounding of such aircraft, and will likely require us to incur maintenance and modification costs upon the expiration or earlier termination of the applicable lease, which could be substantial, to restore such aircraft to an acceptable condition prior to sale or re-leasing.

As of December 31, 2006, 40 of our leases provide that the lessee is required to make periodic payments to us during the lease term in order to provide cash reserves for the payment of maintenance tied to the usage of the aircraft. In these leases there is an associated liability for us to reimburse the lessee for such scheduled maintenance performed on the related aircraft, based on formulas tied to the extent of any of the lessee’s maintenance reserve payments. In some cases, we are obligated and in the future may incur additional obligations pursuant to the terms of the leases to contribute to the cost of maintenance work performed by the lessee in addition to maintenance reserve payments.

Our operational cash flow and available liquidity may not be sufficient to fund our maintenance requirements, particularly as our aircraft age. Actual rental and maintenance payments by lessees and other cash that we receive may be significantly less than projected as a result of numerous factors, including defaults by lessees and our potential inability to obtain satisfactory maintenance terms in leases. At December 31, 2006, 27 of our leases do not provide for any periodic maintenance reserve payments to be made by lessees to us in respect of their maintenance obligations, and it is possible that future leases will not contain such requirements. Rather, these lessees are required to make payments at the end of the lease term. Two of our leases require that the lessee make both a monthly maintenance payment and an additional maintenance payment to us at the end of the lease term in certain circumstances. Even if we are entitled to maintenance reserve payments, they may not cover the entire expense of the scheduled maintenance they are intended to fund. In addition, maintenance reserves typically cover only certain scheduled maintenance requirements and do not cover all required maintenance and all scheduled maintenance. Furthermore, lessees may not meet their obligations to pay maintenance reserves or perform required scheduled maintenance. Any significant variations in such factors may materially adversely affect our business and particularly our cash position, which would make it difficult for us to meet our debt obligations or to pay dividends on our common shares.

Failure to pay certain potential additional operating costs could result in the grounding or arrest of our aircraft and prevent the re-lease, sale or other use of our aircraft, which would negatively affect our financial condition and results of operations.

As in the case of maintenance costs, we may incur other operational costs upon a lessee default or where the terms of the lease require us to pay a portion of those costs. Such costs include:

•	the costs of casualty, liability and political risk insurance and the liability costs or losses when insurance coverage has not been or cannot be obtained as required or is insufficient in amount or scope;

•	the costs of licensing, exporting or importing an aircraft, airport taxes, customs duties, air navigation charges, landing fees and similar governmental or quasi-governmental impositions, which can be substantial; and

•	penalties and costs associated with the failure of lessees to keep the aircraft registered under all appropriate local requirements or obtain required governmental licenses, consents and approvals.

The failure to pay certain of these costs can result in liens on the aircraft and the failure to register the aircraft can result in a loss of insurance. These matters could result in the grounding or arrest of the aircraft and prevent the re-lease, sale or other use of the aircraft until the problem is cured, which would negatively affect our financial condition and results of operations.

Our lessees may have inadequate insurance coverage or fail to fulfill their respective indemnity obligations, which could result in us not being covered for claims asserted against us and may negatively affect our business, financial condition and results of operations.

While we do not directly control the operation of any of our aircraft, by virtue of holding title to the aircraft (directly or through a securitization related special purpose entity), in certain jurisdictions around the world, aircraft lessors are held strictly liable for losses resulting from the operation of aircraft or may be held liable for those losses on other legal theories.

The lessees are required under our leases to indemnify us for, and insure against, liabilities arising out of the use and operation of the aircraft, including third-party claims for death or injury to persons and damage to property for which we may be deemed liable. Lessees are also required to maintain public liability, property damage and hull all risks and hull war risks insurance on the aircraft at agreed upon levels. However, they are not generally required to maintain political risk insurance. The hull insurance is typically subject to standard market hull deductibles based on aircraft type that generally range from $250,000 to $1,000,000. These deductibles may be higher in some leases, and lessees usually have fleet-wide deductibles for liability insurance and occurrence or fleet limits on war risk insurance. Any hull insurance proceeds in respect of such claims shall be paid first to us as lessor in the event of loss of the aircraft or, in the absence of an event of loss of the aircraft, to the lessee to effect repairs or, in the case of liability insurance, for indemnification of third-party liabilities. Subject to the terms of the applicable lease, the balance of any hull insurance proceeds after deduction for all amounts due and payable by the lessee to the lessor under such lease must be paid to the lessee.

Following the terrorist attacks of September 11, 2001, aviation insurers significantly reduced the amount of insurance coverage available to airlines for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events. At the same time, they significantly increased the premiums for such third-party war risk and terrorism liability insurance and coverage in general. As a result, the amount of such third-party war risk and terrorism liability insurance that is commercially available at any time may be below the amount stipulated in our leases and required by the market in general.

Our lessees’ insurance, including any available governmental supplemental coverage, may not be sufficient to cover all types of claims that may be asserted against us. Any inadequate insurance coverage or default by lessees in fulfilling their indemnification or insurance obligations or the lack of political risk, hull, war or third-party war risk and terrorism liability insurance will reduce the proceeds that would be received by us upon an event of loss under the respective leases or upon a claim under the relevant liability insurance, which could negatively affect our business, financial condition and results of operations.

Failure to obtain certain required licenses and approvals could negatively affect our ability to re-lease or sell aircraft, which would negatively affect our financial condition and results of operations.

A number of leases require specific licenses, consents or approvals for different aspects of the leases. These include consents from governmental or regulatory authorities for certain payments under the leases and for the import, export or deregistration of the aircraft. Subsequent changes in applicable law or administrative practice may increase such requirements. In addition, a governmental consent, once given, might be withdrawn. Furthermore, consents needed in connection with future re-leasing or sale of an aircraft may not be forthcoming. Any of these events could adversely affect our ability to re-lease or sell aircraft, which would negatively affect our financial condition and results of operations.

Due to the fact that many of our lessees operate in emerging markets, we are indirectly subject to many of the economic and political risks associated with competing in such markets.

Emerging markets are countries which have less developed economies that are vulnerable to economic and political problems, such as significant fluctuations in gross domestic product, interest and currency exchange rates, civil disturbances, government instability, nationalization and expropriation of private assets and the imposition of taxes or other charges by governments. The occurrence of any of these events in markets served by our lessees and the resulting instability may adversely affect our ownership interest in an aircraft or the ability of lessees which operate in these markets to meet their lease obligations and these lessees may be more likely to default than lessees that operate in developed economies. For the year ended December 31, 2006, 14 of our lessees which operated 32 aircraft and generated lease rental revenue representing 37.0% of our total revenue are domiciled or habitually based in emerging markets.

Risks related to our lessees

Lessee defaults and other credit problems could materially adversely affect our business, financial condition and results of operations.

We operate as a supplier to airlines and are indirectly impacted by all the risks facing airlines today. Our ability to succeed is dependent upon (i) the financial strength of our lessees, (ii) the ability to diligently and appropriately assess the credit risk of our lessees and (iii) the ability of lessees to perform their contractual obligations to us. The ability of each lessee to perform its obligations under its lease will depend primarily on the lessee’s financial condition and cash flow, which may be affected by factors beyond our control, including:

•	competition;

•	fare levels;

•	air cargo rates;

•	passenger and air cargo demand;

•	geopolitical and other events, including war, acts of terrorism, outbreaks of epidemic diseases and natural disasters;

•	operating costs (including the price and availability of jet fuel and labor costs);

•	labor difficulties;

•	economic conditions and currency fluctuations in the countries and regions in which the lessee operates; and

•	governmental regulation of or affecting the air transportation business.

As a general matter, airlines with weak capital structures are more likely than well-capitalized airlines to seek operating leases, and, at any point in time, investors should expect a varying number of lessees and sublessees to experience payment difficulties. As a result of their weak financial condition, a large portion of lessees over time may be significantly in arrears in their rental or maintenance payments. Many of our existing lessees are in a weak financial condition and suffer liquidity problems, and this is likely to be the case in the future and with other lessees and sublessees of our aircraft as well. In addition, many of our lessees are exposed to currency risk due to the fact that they earn revenues in their local currencies and certain of their liabilities and expenses are denominated in U.S. dollars, including lease payments to us. Given the size of our aircraft portfolio, we expect that some lessees from time to time, and possibly in the near future, will be slow in making or will fail to make their payments in full under the leases.

We may not correctly assess the credit risk of each lessee or charge risk-adjusted lease rates, and lessees may not be able to continue to perform their financial and other obligations under our leases in the future. A delayed, missed or reduced rental payment from a lessee decreases our revenues and cash flow and may adversely affect our ability to make payments on our indebtedness and to pay dividends on our common shares. While we may experience some level of delinquency under our leases, default levels may increase over time, particularly as our aircraft portfolio ages and if economic conditions deteriorate. A lessee may experience periodic difficulties that are not financial in nature, which could impair its performance of its maintenance obligations under the leases. These difficulties may include the failure to perform under the required aircraft maintenance program in a sufficient manner and labor-management disagreements or disputes.

We will typically not be in possession of any aircraft while the aircraft are on-lease to the lessees. Consequently, our ability to determine the condition of the aircraft or whether the lessees are properly maintaining the aircraft will be limited to periodic inspections we perform or that are performed on our behalf by third-party service providers or aircraft inspectors. A continuous failure by a lessee to meet its maintenance obligations under the relevant lease could:

•	result in a grounding of the aircraft;

•	in the event of a re-lease of the aircraft, cause us to incur costs, which may be substantial, in restoring the aircraft to an acceptable maintenance condition in order to induce a subsequent lessee to lease the aircraft;

•	result in us not being able to re-lease the aircraft promptly or result in a lower rental rate or a shorter term lease following repossession of the aircraft; and

•	adversely affect the value of the aircraft.

In the event that a lessee defaults under a lease, any security deposit paid or letter of credit provided by the lessee may not be sufficient to cover the lessee’s outstanding or unpaid lease obligations and required maintenance expenses.

If our lessees encounter financial difficulties and we decide to restructure our leases with those lessees, this would result in less favorable leases and could result in significant reductions in our cash flow and affect our ability to meet our debt obligations and to pay dividends on our common shares.

When a lessee (i) is late in making payments, (ii) fails to make payments in full or in part under the lease or (iii) has otherwise advised us that it will in the future fail to make payments in full or in part under the lease, we may elect to or be required to restructure the lease. Restructuring may involve anything from a simple rescheduling of payments to the termination of a lease without receiving all or any of the past due amounts. Since our formation in October 2004, none of our lessees have been granted reductions in or deferrals of rental payments due under the leases, although some have been late in making the required lease payments. If any future requests are made and granted, we expect that the reduced or deferred rental payments would be payable over all or some part of the remaining term of the lease although the terms of any revised payment schedules may be unfavorable and such payments may not be made. We may be unable to agree upon acceptable terms for some or all of the requested restructurings and as a result may be forced to exercise our remedies under those leases. If we, in the exercise of our remedies, repossess the aircraft, we may not be able to re-lease the aircraft promptly at favorable rates, or at all. You should expect that restructurings and/or repossessions with some lessees might occur.

The terms and conditions of possible lease restructurings may result in significant reductions of rental payments, which may adversely affect our cash flows and our ability to meet our debt obligations and to pay dividends on our common shares.

Significant costs resulting from lease defaults could have an adverse effect on our business.

Although we have the right to repossess the aircraft and to exercise other remedies upon a lessee default, repossession of an aircraft after a lessee default would result in us incurring costs in excess of those incurred with respect to an aircraft returned at the end of the lease. Those costs include legal and other expenses of court or other governmental proceedings (including the cost of posting surety bonds or letters of credit necessary to effect repossession of aircraft), particularly if the lessee is contesting the proceedings or is in bankruptcy, to obtain possession and/or de-registration of the aircraft and flight and export permissions. Delays resulting from any of these proceedings would also increase the period of time during which the relevant aircraft is not generating revenue. In addition, we may incur substantial maintenance, refurbishment or repair costs that a defaulting lessee has failed to pay and that are necessary to put the aircraft in suitable condition for re-lease or sale and we may need to pay off liens, taxes and other governmental charges on the aircraft to obtain clear possession and to remarket the aircraft effectively. We may also incur other costs in connection with the physical possession of the aircraft.

We may also suffer other adverse consequences as a result of a lessee default and the related termination of the lease and the repossession of the related aircraft. Our rights upon a lessee default vary significantly depending upon the jurisdiction and the applicable laws, including the need to obtain a court order for repossession of the aircraft and/or consents for de-registration or re-export of the aircraft. When a defaulting lessee is in bankruptcy, protective administration, insolvency or similar proceedings, additional limitations may apply. Certain jurisdictions will give rights to the trustee in bankruptcy or a similar officer to assume or reject the lease or to assign it to a third party, or will entitle the lessee or another third party to retain possession of the aircraft without paying lease rentals or performing all or some of the obligations under the relevant lease. Certain of our lessees are owned in whole or in part by government-related entities, which could complicate our efforts to repossess our aircraft in that government’s jurisdiction. Accordingly, we may be delayed in, or prevented from, enforcing certain of our rights under a lease and in re-leasing the affected aircraft.

If we repossess an aircraft, we will not necessarily be able to export or de-register and profitably redeploy the aircraft. For instance, where a lessee or other operator flies only domestic routes in the jurisdiction in which the aircraft is registered, repossession may be more difficult, especially if the jurisdiction permits the lessee or the other operator to resist de-registration. Significant costs may also be incurred in retrieving or recreating aircraft records required for registration of the aircraft and obtaining a certificate of airworthiness for the aircraft.

If our lessees fail to appropriately discharge aircraft liens, we might find it necessary to pay such claims, which could have a negative effect on our cash position and our business.

In the normal course of business, liens that secure the payment of airport fees and taxes, custom duties, air navigation charges (including charges imposed by Eurocontrol), landing charges, crew wages, repairer’s charges, salvage or other liens, or ‘‘Aircraft Liens,’’ are likely, depending on the jurisdiction in question, to attach to the aircraft. The Aircraft Liens may secure substantial sums that may, in certain jurisdictions or for limited types of Aircraft Liens (particularly fleet liens), exceed the value of the particular aircraft to which the Aircraft Liens have attached. Although the financial obligations relating to these Aircraft Liens are the responsibilities of our lessees, if they fail to fulfill their obligations, Aircraft Liens may attach to our aircraft and ultimately become our responsibility. In some jurisdictions, Aircraft Liens may give the holder thereof the right to detain or, in limited cases, sell or cause the forfeiture of the aircraft.

Until they are discharged, Aircraft Liens could impair our ability to repossess, re-lease or resell our aircraft. Our lessees may not comply with their obligations under their respective leases to discharge Aircraft Liens arising during the terms of their leases, whether or not due to financial difficulties. If they do not, we may, in some cases, find it necessary to pay the claims secured by such Aircraft Liens in order to repossess the aircraft. Such payments would adversely affect our cash position and our business generally.

Failure to register aircraft in certain jurisdictions could result in adverse effects and penalties which could materially affect our business.

Pursuant to our existing leases, all of our aircraft are required to be duly registered at all times with the appropriate governmental civil aviation authority. Generally, in jurisdictions outside the United States, failure to maintain the registration of any aircraft that is on-lease would be a default under the applicable lease, entitling us to exercise our rights and remedies thereunder if enforceable under applicable law. If an aircraft were to be operated without a valid registration, the lessee operator or, in some cases, the owner or lessor might be subject to penalties, which could constitute or result in an Aircraft Lien being placed on such aircraft. Lack of registration could have other adverse effects, including the inability to operate the aircraft and loss of insurance coverage, which in turn could have a material adverse effect on our business.

If our lessees fail to comply with government regulations regarding aircraft maintenance, we could be subject to costs that could adversely affect our cash position and our business.

In addition to the general aviation authority regulations and requirements regarding maintenance of aircraft, our aircraft may be subject to further maintenance requirements imposed by airworthiness directives, or ‘‘Airworthiness Directives,’’ issued by aviation authorities. Airworthiness Directives typically set forth particular special maintenance actions or modifications to certain aircraft types or models that the owners or operators of aircraft must implement.

Each lessee generally is responsible for complying with all of the Airworthiness Directives with respect to the leased aircraft and is required to maintain the aircraft’s airworthiness. However, if a lessee fails to satisfy its obligations, or we have undertaken some obligations as to airworthiness under a lease, we may be required to bear (or, to the extent required under the relevant lease, to share) the cost of any Airworthiness Directives compliance. If any of our aircraft are not subject to a lease, we would be required to bear the entire cost of compliance. Such payments would adversely affect our cash position and our business generally.

Risks associated with the concentration of our lessees in certain geographical regions could harm our business.

Our business is exposed to local economic and political conditions that can influence the performance of lessees located in a particular region. Such adverse economic and political conditions include additional regulation or, in extreme cases, requisition. The effect of these conditions on payments to us will be more or less pronounced, depending on the concentration of lessees in the region with adverse conditions. For the year ended December 31, 2006, lease rental revenues, as a percentage of total revenues, from lessees in the following regions, were 41% in Europe, 25% in North America, 22% in Asia (including 13% in China), 5% in Latin America, and 2% in Africa.

European Concentration

Lease rental revenues from 19 lessees based in Europe accounted for 41% of our total revenues for the year ended December 31, 2006. Commercial airlines in Europe face, and can be expected to continue to face, increased competitive pressures, in part as a result of the deregulation of the airline industry by the European Union and the resultant development of low-cost carriers.

European countries generally have relatively strict environmental regulations and traffic constraints that can restrict operational flexibility and decrease aircraft productivity, which could significantly increase aircraft operating costs of all aircraft, including our aircraft, thereby adversely affecting lessees. The airline industry in European countries, as in the rest of the world generally, is highly sensitive to general economic conditions. A recession or other worsening of economic conditions or a terrorist attack in one or more of these countries, particularly if combined with either or both high fuel prices and a weak euro or other local currency, may have a material adverse effect on the ability of European lessees to meet their financial and other obligations under our leases.

North American Concentration

Lease rental revenues from three lessees based in North America accounted for 25% of our total revenues for the year ended December 31, 2006. During the past 15 years a number of North American passenger airlines, including US Airways, Inc, filed Chapter 11 bankruptcy proceedings and several major U.S. airlines ceased operations altogether. The outbreak of SARS, the war and prolonged conflict in Iraq and the September 11, 2001 terrorist attacks in the United States have imposed additional financial burdens on most U.S. airlines through tightened security measures and reduced demand for air travel.

Asian Concentration

Lease rental revenues from six lessees based in Asia accounted for 22% of our total revenues for the year ended December 31, 2006. The outbreak of SARS in 2003 had the largest negative impact on Asia, particularly China, Hong Kong and Taiwan. More recently, the Asian airline industry is demonstrating signs of recovery; however, a recurrence of SARS or the outbreak of another epidemic disease, such as avian influenza, which many experts think would originate in Asia, would likely adversely affect the Asian airline industry.

Lease rental revenues from two lessees based in China accounted for 13% of our total revenues for the year ended December 31, 2006, with one lessee, Hainan Airlines, accounting for 8% of our total revenues. Major obstacles to the Chinese airline industry’s development exist, including the continuing government control and regulation over the industry. If such control and regulation persists or expands, the Chinese airline industry would likely experience a significant decrease in growth or restrictions on future growth, and it is conceivable that our interests in aircraft on-lease to or our ability to lease to Chinese carriers could be adversely affected.

Risks Related to the Aviation Industry

As high fuel prices continue to impact the profitability of the airline industry, our lessees might not be able to meet their lease payment obligations, which would have an adverse effect on our financial results and growth prospects.

Fuel costs represent a major expense to companies operating within the airline industry. Fuel prices fluctuate widely depending primarily on international market conditions, geopolitical and environmental events and currency/exchange rates. As a result, fuel costs are not within the control of lessees and significant changes would materially affect their operating results.

Factors such as natural disasters can significantly affect fuel availability and prices. In August and September 2005, Hurricanes Katrina and Rita inflicted widespread damage along the Gulf Coast of the United States, causing significant disruptions to oil production, refinery operations and pipeline capacity in the region and to oil production in the Gulf of Mexico. These disruptions have resulted in decreased fuel availability and higher fuel prices.

Fuel prices currently remain at historically high levels. The continuing high cost of fuel has had, and sustained high costs in the future may continue to have, a material adverse impact on airlines’ profitability (including our lessees). Due to the competitive nature of the airline industry, airlines have been and may continue to be unable to pass on increases in fuel prices to their customers by increasing fares in a manner that fully off-set the costs incurred. In addition, airlines may not be able to manage this risk by appropriately hedging their exposure to fuel price fluctuations. If fuel prices remain at historically high levels or increase further due to future terrorist attacks, acts of war, armed hostilities, natural disasters or for any other reason, they are likely to cause our lessees to incur higher costs and/or generate lower revenues, resulting in an adverse impact on their financial condition and liquidity. Consequently, these conditions may (i) affect our lessees’ ability to make rental and other lease payments, (ii) result in lease restructurings and/or aircraft repossessions, (iii) increase our costs of servicing and marketing our aircraft, (iv) impair our ability to re-lease the aircraft or re-lease or otherwise dispose of the aircraft on a timely basis at favorable rates or terms, or at all, and (v) reduce the proceeds received for the aircraft upon any disposition. These results could have an adverse effect on our financial results and growth prospects.

If the effects of terrorist attacks and geopolitical conditions continue to adversely impact the financial condition of the airlines, our lessees might not be able to meet their lease payment obligations, which would have an adverse effect on our financial results and growth prospects.

As a result of the September 11, 2001 terrorist attacks in the United States and subsequent terrorist attacks abroad, notably in the Middle East, Southeast Asia and Europe, increased security restrictions were implemented on air travel, airline costs for aircraft insurance and enhanced security measures have increased, passenger demand for air travel has decreased and airlines have faced and continue to face increased difficulties in acquiring war risk and other insurance, at reasonable costs. In addition, war or armed hostilities in the Middle East, North Korea or elsewhere, or the fear of such events, could further exacerbate many of the problems experienced as a result of terrorist attacks. The situation in Iraq continues to be uncertain and tension over Iran’s nuclear program continues, and either or both may lead to further instability in the Middle East. Future terrorist attacks, war or armed hostilities, or the fear of such events, could further negatively impact the airline industry and may have an adverse effect on the financial condition and liquidity of our lessees, aircraft values and rental rates and may lead to lease restructurings or aircraft repossessions, all of which could adversely affect our financial results and growth prospects.

Terrorist attacks and geopolitical conditions have negatively affected the airline industry and concerns about geopolitical conditions and further terrorist attacks could continue to negatively affect airlines (including our lessees) for the foreseeable future depending upon various factors, including: (i) higher costs to the airlines due to the increased security measures; (ii) decreased passenger demand and revenue due to the inconvenience of additional security measures; (iii) the price and availability of jet fuel and the cost and practicability of obtaining fuel hedges under current market conditions; (iv) higher financing costs and difficulty in raising the desired amount of proceeds on favorable terms, or at all; (v) the significantly higher costs of aircraft insurance coverage for future claims caused by acts of war, terrorism, sabotage, hijacking and other similar perils, and the extent to which such insurance has been or will continue to be available; (vi) the ability of airlines to reduce their operating costs and conserve financial resources, taking into account the increased costs incurred as a consequence of terrorist attacks and geopolitical conditions, including those referred to above; and (vii) special charges recognized by some airlines, such as those related to the impairment of aircraft and other long lived assets stemming from the grounding of aircraft as a result of terrorist attacks, the economic slowdown and airline reorganizations.

Future terrorist attacks, acts of war or armed hostilities may further increase airline costs, depress air travel demand, depress aircraft values and rental rates or cause certain aviation insurance to become available only at significantly increased premiums (which may be for reduced amounts of coverage that are insufficient to comply with the levels of insurance coverage currently required by aircraft lenders and lessors or by applicable government regulations) or not be available at all.

Although the Aircraft Transportation Safety and System Stabilization Act adopted in the United States and similar programs instituted by the governments of some other countries provide for limited government coverage for certain aviation insurance, these programs may not continue nor is there any guarantee such government will pay under these programs in a timely fashion.

If the current industry conditions should continue or become exacerbated due to future terrorist attacks, acts of war or armed hostilities, they are likely to cause our lessees to incur higher costs and to generate lower revenues, resulting in an adverse effect on their financial condition and liquidity. Consequently, these conditions may affect their ability to make rental and other lease payments to us or obtain the types and amounts of insurance required by the applicable leases (which may in turn lead to aircraft groundings), may result in additional lease restructurings and aircraft repossessions, may increase our cost of re-leasing or selling the aircraft and may impair our ability to re-lease or otherwise dispose of the aircraft on a timely basis at favorable rates or on favorable terms, or at all, and may reduce the proceeds received for the aircraft upon any disposition. These results could have an adverse effect on our financial results and growth prospects.

The effects of SARS or other epidemic diseases may negatively impact the airline industry in the future, which might cause our lessees to not be able to meet their lease payment obligations to us, which would have an adverse effect on our financial results and growth prospects.

The spread of SARS in 2003 was linked to air travel early in its development and negatively impacted passenger demand for air travel at that time. While the World Heath Organization’s travel bans related to SARS have been lifted, SARS had a severe impact on the aviation industry, which was evidenced by a sharp reduction in passenger bookings and cancellation of many flights and employee layoffs. While these effects were felt most acutely in Asia, SARS did spread to other areas, including North America. Since 2003, there have been several outbreaks of avian influenza, beginning in Asia and, most recently, spreading to certain parts of Africa and Europe. Although human cases of avian influenza so far have been limited in number, the World Health Organization has expressed serious concern that a human influenza pandemic could develop from the avian influenza virus. In such an event, numerous responses, including travel restrictions, might be necessary to combat the spread of the disease. Additional outbreaks of SARS or other epidemic diseases such as avian influenza, or the fear of such events, could negatively impact passenger demand for air travel and the aviation industry, which could result in our lessees’ inability to satisfy their lease payment obligations to us, which in turn would have an adverse effect on our financial results and growth prospects.

If recent industry economic losses and airline reorganizations continue, our lessees might not be able to meet their lease payment obligations to us, which would have an adverse effect on our financial results and growth prospects.

As a result of reduced fares, international economic conditions, a significant increase in oil prices, the September 11, 2001 terrorist attacks in the United States, the war and prolonged conflict in Iraq and outbreaks of epidemic diseases such as SARS and avian influenza, the aviation industry as a whole suffered significant losses since 2001 and such losses are expected to continue for the foreseeable future for certain parts of the industry. Many airlines, including a significant number of our lessees, have announced or implemented reductions in capacity, service and workforce in response to industry-wide reductions in passenger demands and fares. In addition, since September 11, 2001, several U.S. airlines have sought to reorganize (and, in certain instances, have reorganized) under Chapter 11 of the U.S. Bankruptcy Code, including United Air Lines, Inc., Delta Air Lines Inc., Northwest Airlines Corp., US Airways, Inc. (one of our largest customers), Hawaiian Airlines, ATA Airlines, Inc., Atlas Air Worldwide Holdings, Inc. and Aloha Airlines, and further U.S. airline reorganizations are possible. Certain European and Latin American airlines, including Sabena Air Lines, Swiss Air Transport Company Limited, Volare Airlines S.p.A., Varig Brazilian Airlines and Avianca, have also filed for protection under applicable bankruptcy laws. In addition, Air Canada (the largest Canadian airline) filed for protection under Canada’s Companies’ Creditors Arrangement Act. Historically, airlines involved in reorganizations have undertaken substantial fare discounting to maintain cash flows and to encourage continued customer loyalty. Such fare discounting has led to lower profitability for all airlines, including certain of our lessees. The bankruptcies and reduced demand generally have led to the grounding of significant numbers of aircraft and negotiated reductions in aircraft lease rental rates, with the effect of depressing aircraft market values. In addition, requests for additional labor concessions may result in significant labor disputes which could lead to strikes or slowdowns or may otherwise adversely affect labor relations, thereby worsening the financial condition of the airline industry and placing downward pressure on lease rates and aircraft values. Additional reorganizations or liquidations by airlines under Chapter 11 or Chapter 7 of the U.S. Bankruptcy Code or other bankruptcy or reorganization laws in other countries or further rejection of aircraft leases or abandonment of aircraft by airlines in a Chapter 11 proceeding under the U.S. Bankruptcy Code or equivalent laws in other countries may have already exacerbated and would be expected to further exacerbate such depressed aircraft values and lease rates. Additional grounded aircraft and lower market values would adversely affect our ability to sell certain of our aircraft on favorable terms, or at all, or re-lease other aircraft at favorable rates comparable to the then current market conditions, which collectively would have an adverse effect on our financial results and growth prospects.

Risks Related to Our Organization and Structure

If the ownership of our common shares continues to be highly concentrated, it may prevent you and other minority shareholders from influencing significant corporate decisions and may result in conflicts of interest.

Entities affiliated with Fortress funds beneficially own 40,525,000 shares, or approximately 60.2% of our common shares. As a result, Fortress is able to control fundamental corporate matters and transactions, including: the election of directors; mergers, amalgamations (subject to prior board approval), consolidations or acquisitions; the sale of all or substantially all of our assets; in certain circumstances, the amendment of our bye-laws; and our winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by our other shareholders. The interests of the Fortress funds may not always coincide with our interests or the interests of our other shareholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of our company. Also, the Fortress funds may seek to cause us to take courses of action that, in their judgment, could enhance their investment in us, but which might involve risks to our other shareholders or adversely affect us or our other shareholders, including investors in this offering. In addition, under our Shareholders Agreement between us and the Fortress funds, an affiliate of Fortress is entitled to designate up to four directors for election to our board of directors, depending upon the level of ownership of the Fortress funds in us. As a result, the market price of our common shares could decline or shareholders might not receive a premium over the then-current market price of our common shares upon a change in control. In addition, this concentration of share ownership may adversely affect the trading price of our common shares because investors may perceive disadvantages in owning shares in a company with a significant shareholder.

We are a holding company with no operations and rely on our operating subsidiaries to provide us with funds necessary to meet our financial obligations.

We are a holding company with no material direct operations. Our principal assets are the equity interests we directly or indirectly hold in our operating subsidiaries. As a result, we are dependent on loans, dividends and other payments from our subsidiaries to generate the funds necessary to meet our financial obligations and to pay dividends on our common shares. Our subsidiaries are legally distinct from us and may be prohibited or restricted from paying dividends or otherwise making funds available to us under certain conditions.

We are a Bermuda company and it may be difficult for you to enforce judgments against us or our directors and executive officers.

We are a Bermuda exempted company and, as such, the rights of holders of our common shares will be governed by Bermuda law and our memorandum of association and bye-laws. The rights of shareholders under Bermuda law may differ from the rights of shareholders of companies incorporated in other jurisdictions. Some of the named experts referred to in this report are not residents of the United States, and a substantial portion of our assets are located outside the United States. As a result, it may be difficult for investors to affect service of process on those persons in the United States or to enforce in the United States judgments obtained in U.S. courts against us or those persons based on the civil liability provisions of the U.S. securities laws. Uncertainty exists as to whether courts in Bermuda will enforce judgments obtained in other jurisdictions, including the United States, against us or our directors or officers under the securities laws of those jurisdictions or entertain actions in Bermuda against us or our directors or officers under the securities laws of other jurisdictions.

Our bye-laws restrict shareholders from bringing legal action against our officers and directors.

Our bye-laws contain a broad waiver by our shareholders of any claim or right of action, both individually and on our behalf, against any of our officers or directors. The waiver applies to any action taken by an officer or director, or the failure of an officer or director to take any action, in the performance of his or her duties, except with respect to any matter involving any fraud or dishonesty on the part of the officer or director. This waiver limits the right of shareholders to assert claims against our officers and directors unless the act or failure to act involves fraud or dishonesty.

We have anti-takeover provisions in our bye-laws that may discourage a change of control.

Our bye-laws contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. These provisions provide for:

•	a classified board of directors with staggered three-year terms;

•	provisions in our bye-laws regarding the election of directors, classes of directors, the term of office of directors and amalgamations to be rescinded, altered or amended only upon approval by a resolution of the directors and by a resolution of our shareholders, including the affirmative votes of at least 66% of the votes attaching to all shares in issue entitling the holder to vote on such resolution;

•	provisions in our bye-laws dealing with the removal of directors and corporate opportunity to be rescinded, altered or amended only upon approval by a resolution of the directors and by a resolution of our shareholders, including the affirmative votes of at least 80% of the votes attaching to all shares in issue entitling the holder to vote on such resolution;

•	the removal of directors by a resolution, including the affirmative votes of at least 80% of all votes attaching to all shares in issue entitling the holder to vote on such resolution;

•	our board of directors to determine the powers, preferences and rights of our preference shares and to issue such preference shares without shareholder approval;

•	advance notice requirements by shareholders for director nominations and actions to be taken at annual meetings; and

•	no provision for cumulative voting in the election of directors; all the directors standing for election may be elected by our shareholders by a plurality of votes cast at a duly convened annual general meeting, the quorum for which is two or more persons present in person or by proxy at the start of the meeting and representing in excess of 50% of all votes attaching to all shares in issue entitling the holder to vote at the meeting.

In addition, these provisions may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by Fortress, our management and/or our board of directors. Public shareholders who might desire to participate in these types of transactions may not have an opportunity to do so. These anti-takeover provisions could substantially impede the ability of public shareholders to benefit from a change in control or change our management and board of directors and, as a result, may adversely affect the market price of our common shares and your ability to realize any potential change of control premium.

There are provisions in our bye-laws that may require certain of our non-U.S. shareholders to sell their shares to us or to a third party.

Our bye-laws provide that if our board of directors determines that we or any of our subsidiaries do not meet, or in the absence of repurchases of shares will fail to meet, the ownership requirements of a limitation on benefits article of any bilateral income tax treaty with the U.S. applicable to us, and that such tax treaty would provide material benefits to us or any of our subsidiaries, we generally have the right, but not the obligation, to repurchase, at fair market value (as determined pursuant to the method set forth in our bye-laws), common shares from any shareholder who beneficially owns more than 5% of our issued and outstanding common shares and who fails to demonstrate to our satisfaction that such shareholder is either (i) a U.S. citizen or (ii) a qualified resident of the U.S. or the other contracting state of any applicable tax treaty with the U.S. (as determined for purposes of the relevant provision of the limitation on benefits article of such treaty).

We will have the option, but not the obligation, to purchase all or a part of the shares held by such shareholder (to the extent the board of directors, in the reasonable exercise of its discretion,

determines it is necessary to avoid or cure such adverse consequences); provided that the board of directors will use its reasonable efforts to exercise this option equitably among similarly situated shareholders (to the extent feasible under the circumstances).

Instead of exercising the repurchase right described above, we will have the right, but not the obligation, to cause the transfer to, and procure the purchase by, any U.S. citizen or a qualified resident of the U.S. or the other contracting state of the applicable tax treaty (as determined for purposes of the relevant provision of the limitation on benefits article of such treaty) of the number of issued and outstanding common shares beneficially owned by any shareholder that are otherwise subject to repurchase under our bye-laws as described above, at fair market value (as determined in the good faith discretion of our board of directors).

Risks Related to Our Common Shares

The market price and trading volume of our common shares may be volatile or may decline regardless of our operating performance, which could result in rapid and substantial losses for our shareholders.

Our common shares have been publicly traded for only a few months and we cannot predict the extent to which a trading market for our common shares will further develop or be sustained. In addition, the trading volume in our common shares may fluctuate and cause significant price variations to occur. If the market price of our common shares declines significantly, shareholders may be unable to resell their shares at or above their purchase price.

The market price or trading volume of our common shares could be highly volatile and may decline significantly in the future in response to various factors, many of which are beyond our control, including:

•	variations in our quarterly or annual operating results;

•	failure to meet our earnings estimates;

•	actual or anticipated accounting issues;

•	publication of research reports about us, other aircraft lessors or the aviation industry or the failure of securities analysts to cover our common shares;

•	additions or departures of key management personnel;

•	adverse market reaction to any indebtedness we may incur or preference or common shares we may issue in the future;

•	changes in our divided payment policy or failure to execute our existing policy;

•	actions by shareholders;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments;

•	speculation in the press or investment community;

•	increases in market interest rates that may lead purchasers of our common shares to demand a higher dividend yield;

•	changes or proposed changes in laws or regulations affecting the aviation industry or enforcement of these laws and regulations, or announcements relating to these matters; and

•	general market, political and economic conditions and local conditions in the markets in which our lessees are located.

In addition, the equity markets in general have frequently experienced substantial price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies traded in those markets. Changes in economic conditions in the U.S., Europe or globally could also impact our ability to grow profitably. These broad market and industry factors may materially affect the market price of our common shares, regardless of our business or operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources, which could have a material adverse effect on our business, financial condition and results of operations.

Future debt, which would be senior to our common shares upon liquidation, and additional equity securities, which would dilute the percentage ownership of our then current common shareholders and may be senior to our common shares for the purposes of dividends and liquidation distributions, may adversely affect the market price of our common shares.

In the future, we may attempt to increase our capital resources by incurring debt or issuing additional equity securities, including commercial paper, medium-term notes, senior or subordinated notes or loans and series of preference shares or common shares. Upon liquidation, holders of our debt securities and preference shares and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our common shares. Additional equity offerings would dilute the holdings of our then current common shareholders and could reduce the market price of our common shares, or both. Preference shares, if issued, could have a preference on liquidating distributions or a preference on dividend payments. Restrictive provisions in our debt and/or preference shares could limit our ability to make a distribution to the holders of our common shares. Because our decision to incur more debt or issue additional equity securities in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future capital raising activities. Thus, holders of our common shares bear the risk of our future debt and equity issuances reducing the market price of our common shares and diluting their percentage ownership in us.

The market price of our common shares could be negatively affected by sales of substantial amounts of our common shares in the public markets.

As of March 15, 2007, there were 67,268,629 shares issued and outstanding, all of which are freely transferable, except for any shares held by our ‘‘affiliates,’’ as that term is defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. The remaining outstanding common shares will be deemed ‘‘restricted securities’’ as that term is defined in Rule 144 under the Securities Act.

Pursuant to our Amended and Restated Shareholders Agreement, the Fortress funds and certain Fortress affiliates and permitted third-party transferees have the right, in certain circumstances, to require us to register their 40,375,000 common shares under the Securities Act for sale into the public markets. Upon the effectiveness of such a registration statement, all shares covered by the registration statement will be freely transferable. See ‘‘Certain Relationships and Related Party Transactions — Shareholders Agreement.’’

In connection with our follow-on public offering in February 2007, we and our executive officers, directors, participants in our directed share program and Fortress agreed with the underwriters that, subject to certain exceptions, during the period from February 7, 2007 through April 8, 2007, we and they will not directly or indirectly offer, pledge, announce the intention to sell, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase or otherwise transfer, dispose of or hedge, directly or indirectly, our common shares or any securities convertible into or exercisable or exchangeable for our common shares, or enter into any swap or other agreement that transfers, in whole or in part, any of the economic consequences associated with the ownership of common shares, or cause a registration statement covering our common shares to be filed, without the prior written consent of the representatives. The 60-day restricted period described above is subject to an automatic extension under certain circumstances. The underwriters may waive these restrictions at their discretion.

In addition, following the completion of our initial public offering in August 2006, we filed a registration statement on Form S-8 under the Securities Act to register an aggregate of 4,000,000 of our common shares reserved for issuance under our equity incentive plan, subject to annual increases of 100,000 common shares per year, beginning in 2007 and continuing through and including 2016. Subject to any restrictions imposed on the shares and options granted under our equity incentive plan, shares registered under the registration statement on Form S-8 are available for sale into the public markets subject to the 60-day lock-up agreements referred to above.

The issuance of additional common shares in connection with acquisitions or otherwise will dilute all other shareholdings.

As of March 15, 2007, we had an aggregate of 179,793,923 common shares authorized but unissued and not reserved for issuance under our incentive plan. We may issue all of these common shares without any action or approval by our shareholders. We intend to continue to actively pursue acquisitions of aviation assets and may issue common shares in connection with these acquisitions. Any common shares issued in connection with our acquisitions, our incentive plan, the exercise of outstanding share options or otherwise would dilute the percentage ownership held by existing shareholders.

Risks Related to Taxation

If AL were treated as engaged in a trade or business in the United States, it would be subject to U.S. federal income taxation on a net income basis, which would adversely affect our business and result in decreased cash available for distribution to our shareholders.

If, contrary to expectations, AL were treated as engaged in a trade or business in the United States, the portion of AL’s net income, if any, that was ‘‘effectively connected’’ with such trade or business would be subject to U.S. federal income taxation at a maximum rate of 35%. In addition, AL would be subject to the U.S. federal branch profits tax on its effectively connected earnings and profits at a rate of 30%. The imposition of such taxes would adversely affect our business and would result in decreased cash available for distribution to our shareholders.

If substantially all of the U.S. source rental income of Aircastle Bermuda is attributable to activities of Aircastle personnel based in the United States, Aircastle Bermuda could be subject to U.S. federal income taxation on a net income basis rather than at a rate of 4% of its U.S. source gross rental income, which would adversely affect our business and result in decreased cash available for distribution to our shareholders.

We have adopted certain operating procedures designed to limit the amount of income generated by Aircastle Bermuda that is treated as effectively connected with a U.S. trade or business. Accordingly, it is generally expected that Aircastle Bermuda’s U.S. source rental income will be subject to U.S. federal taxation, on a gross income basis, at a rate not in excess of 4%. If, contrary to expectations, we do not comply with certain administrative guidelines of the Internal Revenue Service, or the IRS, such that 90% or more of Aircastle Bermuda’s U.S. source rental income were attributable to the activities of personnel based in the United States, Aircastle Bermuda’s U.S. source rental income could be treated as income effectively connected with the conduct of a trade or business in the United States. In such case, Aircastle Bermuda’s U.S. source rental income would be subject to U.S. federal income taxation at a maximum rate of 35%. In addition, Aircastle Bermuda would be subject to the U.S. federal branch profits tax on its effectively connected earnings and profits at a rate of 30%. The imposition of such taxes would adversely affect our business and would result in decreased cash available for distribution to our shareholders.

One or more of our Irish subsidiaries could fail to qualify for treaty benefits, which would subject certain of their income to U.S. federal income taxation, which would adversely affect our business and result in decreased cash available for distribution to our shareholders.

Our Irish subsidiaries do not expect to have any U.S. federal income tax liability with respect to (i) rental income attributable to aircraft used in international traffic or (ii) gain from the sale of aircraft used in international traffic. For this purpose, ‘‘international traffic’’ includes all flights other than those that are conducted from one point in the United States to another point in the United

States. In order for each of our Irish subsidiaries to avoid U.S. federal income taxation of such income, it may be necessary for such subsidiary to qualify for the benefits of the income tax treaty between the United States and Ireland, or the Irish Treaty. Qualification for the benefits of the Irish Treaty depends on many factors, including being able to establish the identity of the ultimate beneficial owners of our common shares. Each of the Irish subsidiaries may not satisfy all the requirements of the Irish Treaty and thereby may not qualify each year for the benefits of the Irish Treaty. Moreover, the provisions of the Irish Treaty may change. Failure to so qualify could result in the rental income from aircraft used for flights to, from or within the United States being subject to U.S. federal income taxation at a maximum rate of 35% (plus the 30% U.S. federal branch profits tax on effectively connected earnings and profits). The imposition of such taxes would adversely affect our business and would result in decreased cash available for distribution to our shareholders.

We may become subject to an increased rate of Irish taxation which would adversely affect our business and would result in decreased earnings available for distribution to our shareholders.

Our Irish subsidiaries and affiliates are expected to be subject to corporation tax on their income from leasing, managing and servicing aircraft at the 12.5% tax rate applicable to trading income. This expectation is based on certain assumptions, including that we will maintain at least the current level of our business operations in Ireland. If we are not successful in achieving trading status in Ireland the income of our Irish subsidiaries and affiliates will be subject to corporation tax at the 25% rate applicable to non-trading activities which would adversely affect our business and would result in decreased earnings available for distribution to our shareholders.

We may become subject to income or other taxes in the non-U.S. jurisdictions in which our aircraft operate, where our lessees are located or where we perform certain services which would adversely affect our business and result in decreased cash available for distributions to shareholders.

Certain Aircastle entities are expected to be subject to the income tax laws of Ireland and/or the United States. In addition, we may be subject to income or other taxes in other jurisdictions by reason of our activities and operations, where our aircraft operate or where the lessees of our aircraft (or others in possession of our aircraft) are located. Although we have adopted operating procedures to reduce the exposure to such taxation, we may be subject to such taxes in the future and such taxes may be substantial. In addition, if we do not follow separate operating guidelines relating to managing a portion of its aircraft portfolio through offices in Ireland and Singapore, income from aircraft not owned in such jurisdictions would be subject to local tax. The imposition of such taxes would adversely affect our business and would result in decreased earnings available for distribution to our shareholders.

AL expects to be a PFIC and a controlled foreign corporation, or CFC, for U.S. federal income tax purposes.

We expect to be treated as a PFIC and a CFC for U.S. federal income tax purposes. If you are a U.S. person and own less than 10% of our voting shares and do not make a qualified electing fund, or QEF, election with respect to us and each of our PFIC subsidiaries, you would be subject to special deferred tax and interest charges with respect to certain distributions on our common shares, any gain realized on a disposition of our common shares and certain other events. The effect of these deferred tax and interest charges could be materially adverse to you. Alternatively, if you are such a shareholder and make a QEF election for us and our subsidiaries, or you own 10% or more of our voting shares, you will not be subject to those charges, but could recognize taxable income in a taxable year with respect to our common shares in excess of any distributions that we make to you in that year, thus giving rise to so-called ‘‘phantom income’’ and to a potential out-of-pocket tax liability.

Distributions made to you if you are a U.S. person that is an individual will not be eligible for taxation at reduced tax rates generally applicable to dividends paid by certain United States corporations and ‘‘qualified foreign corporations’’ on or after January 1, 2003. The more favorable rates applicable to regular corporate dividends could cause individuals to perceive investment in our shares to be relatively less attractive than investment in the shares of other corporations, which could adversely affect the value of our shares.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

As of December 31, 2006, we are not an accelerated filer or a large accelerated filer, as defined in Rule 12b-2 of the Exchange Act, or a well-known seasoned issuer as defined in Rule 405 of the Securities Act.

ITEM 2.    PROPERTIES

We lease approximately 13,000 square feet of office space in Stamford, Connecticut for our corporate operations. This lease expires in December, 2012 and requires payments of approximately $500,000 per year.

In addition, we lease approximately 3,380 square feet of office space in Dublin, Ireland for our acquisition, aircraft leasing and asset management operations in Europe. The lease for the Irish facility expires in June 2016 and requires payments of approximately €135,553 per year.

We believe our current facilities are adequate for our current needs and that suitable additional space will be available as and when needed.

ITEM 3.    LEGAL PROCEEDINGS

The Company is not a party to any material legal or adverse regulatory proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No shareholder votes took place during the fourth quarter of the year ended December 31, 2006.

Executive Officers of the Registrant

Executive officers are elected by our board of directors, and their terms of office continue until the next annual meeting of the board or until their successors are elected and have been duly qualified. There are no family relationships among our executive officers.

Set forth below is information pertaining to our executive officers who held office as of March 15, 2007:

Ron Wainshal, 43, became our Chief Executive Officer in May 2005. Prior to joining Aircastle, Mr. Wainshal was in charge of the Asset Management group of General Electric Commercial Aviation Service, or GECAS, from 2003 to 2005. Since joining GECAS in 1998, Ron also led many of GECAS’ U.S. airline restructuring efforts and its bond market activities, and played a major marketing and structured finance role for GECAS in the Americas. Before joining GECAS, he was a principal and co-owner of a financial advisory company specializing in transportation infrastructure from 1994 to 1998 and prior to that held positions at Capstar Partners and The Transportation Group in New York and Ryder System in Miami. He received a BS in Economics from the Wharton School of the University of Pennsylvania and an MBA from the University of Chicago’s Graduate School of Business.

Mark Zeidman, 55, became our Chief Financial Officer in August 2005. Prior to joining Aircastle, Mr. Zeidman was Chief Financial Officer and Chief Investment Officer at Ocwen Financial Corporation, a mortgage finance firm listed on the NYSE, from May 1997 to March 2005. Prior to Ocwen, Mr. Zeidman was a managing director at Nomura Securities International from May 1987 to May 1997. Mr. Zeidman brings a strong finance background to Aircastle. He received a BA from the University of Pennsylvania, a Master of International Affairs from the School of International Affairs at Columbia University and an MBA from the Wharton School of Business at the University of Pennsylvania.

David Walton, 45, became our General Counsel in March 2005 and our Chief Operating Officer in January 2006. Prior to joining Aircastle, Mr. Walton was Chief Legal Officer of Boullioun Aviation Services, Inc. from 1996 to 2005. Prior to that, Mr. Walton was a partner at the law firm of Perkins

Coie in Seattle and Hong Kong. Mr. Walton has over 20 years of experience in aircraft leasing and finance. He received a BA in Political Science from Stanford University and a JD from Boalt Hall School of Law, University of California, Berkeley.

Joseph Schreiner, 49, became our Executive Vice President, Technical in October 2004. Prior to joining Aircastle, Mr. Schreiner oversaw the technical department at AAR Corp, a provider of products and services to the aviation and defense industries from 1998 to 2004 where he managed aircraft and engine evaluations and inspections, aircraft lease transitions, reconfiguration and heavy maintenance. Prior to AAR, Mr. Schreiner spent 19 years at Boeing (McDonnell-Douglas) in various technical management positions. Mr. Schreiner received a BS from the University of Illinois and a MBA from Pepperdine University.

Kevin Fackrell, 51, became our Chief Risk Officer in March 2006. Prior to joining Aircastle, from May 2000 Mr. Fackrell was Chief Credit Officer and Head of Risk Management with Singapore Aircraft Leasing Enterprise, based in Singapore. Prior to joining SALE Mr. Fackrell spent 27 years with NatWest Bank Group in the UK, as a Corporate Banking Executive in NatWest’s Aerospace team with particular responsibilities for clients in Asia and Australasia and for undertaking the sourcing, structuring, negotiating and closing of a full range of aircraft financing transactions; as Director, Credit Risk in NatWest’s Credit Risk department where he had responsibility for a portfolio of transportation related credits globally, and as Director of Risk, Corporate Finance at NatWest’s UK leasing subsidiary, Lombard.

Michael Platt, 46, became our Chief Investment Officer in February 2007. Prior to joining Aircastle, Mr. Platt was Senior Vice President of International Lease Finance Corporation (ILFC) in Los Angeles, California where his responsibilities included heading the sales department and leasing aircraft to airlines throughout the world. Prior to working in marketing and sales at ILFC, Mr. Platt was Vice President, Secretary and Corporate Legal Counsel at ILFC. Before joining ILFC, from 1987 to 1992 he was a transactional lawyer for the former McDonnell Douglas Finance Corporation in Long Beach, California where, among other responsibilities, he was involved in commercial aircraft leasing. Mr. Platt received his BA from the University of North Carolina, Chapel Hill in 1982 and his JD from the University of Virginia School of Law in 1985.

Aaron Dahlke, 38, became our Chief Accounting Officer in June 2005. Prior to joining Aircastle, Mr. Dahlke was Vice President and Controller of Boullioun Aviation Services Inc. from January 2003. Prior to Boullioun, Mr. Dahlke was at ImageX.com, Inc. and Ernst & Young LLP. He received a B.S. in Accounting from California State University San Bernardino and is a CPA.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed for trading on the New York Stock Exchange under the symbol ‘‘AYR’’. As of March 15, 2007, there were approximately 7,550 record holders of our common shares.

The following table sets forth the quarterly high and low prices of our common shares on the New York Stock Exchange for the periods indicated since our initial public offering and dividends during such periods:

	High	Low	Dividends Per Share ($)
Year Ending December 31, 2006
Third Quarter (from August 8, 2006)	$30.00	$25.75	$0.35(1)
Fourth Quarter	$33.45	$28.70	$0.4375

(1)	Dividends for the three months ended September 30, 2006 were paid in two installments. A dividend of $0.156 per common share was paid on August 15, 2006 for the period July 1, 2006 to August 12, 2006 for the period prior to our initial public offering. A dividend of $0.194 per common share was paid on November 15, 2006 for the period after our initial public offering.

We intend to continue to pay regular quarterly dividends to our shareholders; however, our ability to pay, maintain or expand cash dividends to our shareholders and to execute our dividend payment strategy is subject to the discretion of our board of directors and will depend on many factors, including our ability to make and finance acquisitions, our ability to negotiate favorable lease and other contractual terms, the level of demand for our aircraft, the economic condition of the commercial aviation industry generally, the financial condition and liquidity of our lessees, the lease rates we are able to charge and realize, our leasing costs, unexpected or increased expenses, the level and timing of capital expenditures, principal repayments and other capital needs, the value of our aircraft portfolio, our results of operations, financial condition and liquidity, general business conditions, restrictions imposed by our securitizations or other financing arrangements (including our credit facilities), legal restrictions on the payment of dividends and other factors that our board of directors deems relevant. Some of the factors are beyond our control and a change in any such factor could affect our ability to pay dividends on our common shares. In the future we may not be able to pay or maintain dividends. We also may not be able to maintain our current level of dividends or increase them over time. Increases in demand for our aircraft and operating lease payments may not occur, and may not increase our actual cash available for dividends to our common shareholders. The failure to maintain or pay dividends would adversely affect our share price.

Equity Compensation Plan Information

The table below sets forth certain information as of December 31, 2006, the last day of the fiscal year, for (i) all equity compensation plans previously approved by our shareholders and (ii) all equity compensation plans not previously approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	2,950,698
Equity compensation plans not approved by security holders	—	—	—
Total			2,950,698

Under the terms of our Omnibus Stock Incentive Plan, the number of shares available for future issuance will increase annually each January 1st by 100,000 shares; accordingly, the number of shares available for future issuance automatically increased by 100,000 shares on January 1, 2007.

Recent Sales of Unregistered Securities

The following is a summary of transactions by us involving sales of our securities that were not registered under the Securities Act during the last three years preceding the date of this Annual Report on Form 10-K.

Since our formation in October 2004, we have issued unregistered securities to a limited number of persons, as described below. None of these transactions involved any underwriters or any public offerings and we believe that each of these transactions was exempt from registration requirements pursuant to Section 4(2) of the Securities Act, Regulation D promulgated thereunder, Rule 144A of the Securities Act, or Rule 701 of the Securities Act pursuant to compensatory benefit plans and contracts related to compensation as provided under Rule 701. The recipients of the securities in these transactions represented their intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in these transactions.

Initial Capitalization

In connection with our initial capitalization, on November 19, 2004, we issued common shares in the following amounts to the following persons. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act as transactions by the issuer not involving a public offering. We determined that the purchasers of the securities in these transactions were either accredited or sophisticated investors and were provided access to all relevant information necessary to evaluate the investment.

•	We issued 3,252 common shares to Fortress Investment Fund III LP, for an aggregate purchase price of $3,252.00.

•	We issued 2,716 common shares to Fortress Investment Fund III (Fund B) LP, for an aggregate purchase price of $2,716.00.

•	We issued 583.50 common shares to Fortress Investment Fund III (Fund C) LP, for an aggregate purchase price of $583.50.

•	We issued 948 common shares to Fortress Investment Fund III (Fund D) LP, for an aggregate purchase price of $948.00.

•	We issued 255 common shares to Fortress Investment Fund III (Coinvestment Fund A) LP, for an aggregate purchase price of $255.00.

•	We issued 501 common shares to Fortress Investment Fund III (Coinvestment Fund B) LP, for an aggregate purchase price of $501.00.

•	We issued 129 common shares to Fortress Investment Fund III (Coinvestment Fund C) LP, for an aggregate purchase price of $129.00.

•	We issued 615 common shares to Fortress Investment Fund III (Coinvestment Fund D) LP, for an aggregate purchase price of $615.00.

•	We issued 1,500 common shares to Drawbridge Global Macro Master Fund Ltd., for an aggregate purchase price of $1,500.00.

•	We issued 1,125 common shares to Drawbridge Special Opportunities Fund LP, for an aggregate purchase price of $1,125.00.

•	We issued 375 common shares to Drawbridge Special Opportunities Fund Ltd., for an aggregate purchase price of $375.00.

Stock Option Grants and Grants of Restricted Shares

From time to time, we have issued restricted shares to our employees under our 2005 Equity and Incentive Compensation Plan. A portion of the grants of restricted shares set forth below was exempt from registration under Section 701 of the Securities Act because they were made under written compensatory plans or agreements and the remainder were exempt under Section 4(2) of the Securities Act.

•	In February 2006, we issued to certain of our employees an aggregate of 780,000 restricted shares and restricted share units, scheduled to vest over a four to five year period from the grant date.

•	In March 2006, we issued to an employee 5,000 restricted shares, scheduled to vest over a five year period from the grant date.

•	In April 2006, we issued to certain of our employees an aggregate of 77,000 restricted shares, which immediately vested, for an aggregate purchase price of $770,000.

•	In August 2006, we issued to certain directors an aggregate of 65,215 restricted shares, scheduled to vest over a three year period from the grant date.

•	In November 2006, we issued to certain employees an aggregate of 20,000 restricted shares and restricted share units, scheduled to vest over a five year period from the grant date.

•	In December 2006, we issued to certain employees an aggregate of 106,587 restricted shares and restricted share units, scheduled to vest over a three to five year period from the grant date.

Sale of Common Shares

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

The following graph compares the cumulative 4-month total return to shareholders on Aircastle Limited’s common shares relative to the cumulative total returns of the S & P 500 Index and a customized peer group of six companies that includes: Aercap Holdings NV (NYSE: AER), Copano Energy LLC (NASDAQ: CPNO), Energy Transfer Partners L.P. (NYSE: ETP), Genesis Lease Limited (NYSE: GLS), Seaspan Corp. (NYSE: SSW) and Teekay LNG Partners (NYSE: TGP) (the ‘‘AYR Peer Group’’). The AYR Peer Group investment is weighted among shares in the AYR Peer Group companies by market-capitalization as of August 7, 2006, and is adjusted monthly. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common shares and in the AYR Peer Group on August 7, 2006, and is assumed to have been made in the S & P 500 Index on July 31, 2006 and the relative performance of each tracked through December 31, 2006.

	8/7/06	8/31/06	9/30/06	10/31/06	11/30/06	12/31/06
Aircastle Limited	100.00	121.30	126.35	140.90	127.82	130.97
S & P 500 Index	100.00	102.38	105.02	108.44	110.50	112.05
AYR Peer Group	100.00	103.89	102.06	108.47	118.41	119.00

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth our selected historical consolidated financial data as of December 31, 2004, 2005 and 2006, and for the period from our inception to December 31, 2004 and the years ended December 31, 2005 and 2006. We commenced operations in October 2004 and therefore the information presented for the year ended December 31, 2004 reflects our results of operations for the period from October 29, 2004 through December 31, 2004 only. You should read these tables along with ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations,’’ ‘‘Business’’ and our consolidated financial statements and the related notes included elsewhere in this report. Our historical consolidated statements of operations data and consolidated balance sheets data as of December 31, 2004, 2005 and 2006, and for the period from our inception through December 31, 2004 and the years ended December 31, 2005 and 2006, have been derived from our audited consolidated financial statements and are included elsewhere in this report.

	Period from October 29, (Commencement of Operations) Through December 31, 2004	Year Ended December 31,
		2005	2006
	(Dollars in thousands, except per share data)
Selected Financial Data:
Consolidated Statements of Operation:
Total revenues	$78	$36,026	$189,327
Selling, general and administrative expenses	1,117	12,595	27,866
Depreciation	390	14,460	56,629
Interest expense, net	(9)	7,739	50,477
Income (loss) from continuing operations	(1,465)	(879)	47,807
Discontinued operations	—	1,107	3,399
Net income (loss)	(1,465)	228	51,206
Basic income (loss) per share
Income (loss) from continuing operations	$(.04)	$(.02)	$1.05
Discontinued operations	$—	$.03	$.07
Net income (loss)	$(.04)	$.01	$1.12
Diluted income (loss) per share
Income (loss) from continuing operations	$(.04)	$(.02)	$1.04
Discontinued operations	$—	$.03	$.07
Net income (loss)	$(.04)	$.01	$1.11
Cash dividends declared per share	$—	$—	$.7875
Other Operating Data:
EBITDA(1)	$(1,054)	$22,994	$164,279
Consolidated Statements of Cash Flows:
Cash flows provided by operations	$4,290	$20,562	$135,282
Cash flows used in investing activities	(97,405)	(742,144)	(920,920)
Cash flows provided by financing activities	93,115	801,525	763,813
Consolidated Balance Sheet Data:
Flight equipment held for lease, net of accumulated depreciation	$94,430	$746,124	$1,590,355
Debt securities, available for sale	—	26,907	121,273
Total assets	104,981	967,532	1,918,703
Borrowings under credit facilities	—	490,588	442,660
Borrowings under securitization	—	—	549,400
Repurchase agreements	—	8,665	83,694
Shareholders’ equity	99,235	410,936	637,197
Other Data:
Number of Aircraft (at the end of period)	3	32	69
Total debt to total capitalization	N/A	54.9%	62.8%

(1)	EBITDA is a measure of operating performance that is not calculated in accordance with GAAP. EBITDA should not be considered a substitute for net income, income from operations or cash flows provided by or used in operations, as determined in accordance with GAAP. EBITDA is a key measure of our operating performance used by management to focus on consolidated operating performance exclusive of income and expense that relate to the financing and capitalization of the business.

We define EBITDA as income (loss) from continuing operations before income taxes, interest expense and depreciation and amortization. We use EBITDA to assess our consolidated financial and operating performance, and we believe this non-GAAP measure, is helpful in identifying trends in our performance. This measure provides an assessment of controllable expenses and affords management the ability to make decisions which are expected to facilitate meeting current financial goals as well as achieve optimal financial performance. It provides an indicator for management to determine if adjustments to current spending decisions are needed. EBITDA provides us with a measure of operating performance because it assists us in comparing our operating performance on a consistent basis as it removes the impact of our capital structure (primarily interest charges on our outstanding debt) and asset base (primarily depreciation and amortization) from our operating results.

The table below shows the reconciliation of net income (loss) to EBITDA for the period October 29 through December 31, 2004 and the years ended December 31, 2005 and 2006.

	Period from October 29, 2004 (Commencement of Operations) Through December 31,	Year Ended December 31,	Year Ended December 31,
	2004	2005	2006
Net income (loss)	$(1,465)	$228	$51,206
Depreciation	390	14,460	56,629
Amortization	30	734	4,406
Interest, net	(9)	7,739	50,477
Income tax provision	—	940	4,960
Earnings from discontinued operations, net of income taxes	—	(1,107)	(3,399)
EBITDA	$(1,054)	$22,994	$164,279

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks, uncertainties and assumptions. You should read the following discussion in conjunction with our ‘‘Selected Financial Data’’ and our historical consolidated financial statements and the notes thereto appearing elsewhere in this report. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those described under ‘‘Risk Factors’’ and elsewhere in this report. Please see ‘‘Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995’’ for a discussion of the uncertainties, risks and assumptions associated with these statements.

OVERVIEW

We are a global company that acquires and leases high-utility commercial jet aircraft to passenger and cargo airlines throughout the world. High-utility aircraft are generally modern, operationally efficient jets with a large operator base and long useful lives. As of December 31, 2006, our aircraft portfolio consisted of 69 aircraft that were leased to 32 lessees located in 23 countries and managed through our offices in the United States, Ireland and Singapore. All of our aircraft are subject to net operating leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational and insurance costs although, in a majority of cases, we are obligated to pay a portion of specified maintenance or modification costs. We also make investments in other aviation assets, including debt securities secured by commercial jet aircraft. As of March 15, 2007, we had acquired and committed to acquire aviation assets having an aggregate purchase price equal to $2.23 billion and $1.44 billion, respectively, for a total of approximately $3.67 billion. Our revenues and income from continuing operations for the year ended December 31, 2006 were $189.3 million and $47.8 million, respectively, and for the fourth quarter 2006 are $61.2 million and $19.8 million, respectively.

We intend to pay regular quarterly dividends to our shareholders. We plan to grow our dividends per share through the acquisition of additional aviation assets using cash on hand and available credit facilities. We expect to finance our acquisitions on a long-term basis using low-cost, non-recourse securitizations. Securitizations allow us to raise long-term capital by pledging cash flows of an asset pool, such as aircraft leases. In June 2006, we closed our first securitization, a $560 million transaction comprising 40 aircraft, which we refer to as Securitization No. 1. On March 14, 2007, our board of directors declared a regular quarterly dividend of $0.50 per common share, or an aggregate of $33.6 million, for the three months ended March 31, 2007, payable on April 13, 2007 to holders of record on March 30, 2007. In addition, on January 15, 2007, we paid a regular quarterly dividend of $0.4375 per common share for the three months ended December 31, 2006, to shareholders of record as of December 29, 2006. These dividends may not be indicative of the amount of any future dividends.

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

Aircraft Leasing

All of our aircraft are currently subject to net operating leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational and insurance costs. In many of our leases we are obligated to bear a portion of maintenance costs or costs associated with modifications required by manufacturers or regulators. We retain the benefit, and bear the risk, of re-leasing and the residual value of the aircraft upon expiry or early termination of the lease. As of December 31, 2006, our portfolio consisted of 69 aircraft on-lease to 32 lessees in 23 countries with a net book value of $1.6 billion. The weighted average (by net book value) age of the aircraft in the portfolio from the date of delivery by manufacturer to December 31, 2006, was 8.9 years. The weighted average (by net book value) remaining lease term for aircraft we owned at December 31, 2006 was 4.2 years.

Debt Investments

We also invest in debt securities secured by commercial jet aircraft, including enhanced equipment trust certificates, and other forms of collateralized debt. We believe our experience in the aircraft leasing business coupled with knowledge of structured finance, enables us to make opportunistic investments in this market sector. Our intent is not to actively trade debt investments, and accordingly we have classified debt investments purchased to date as available-for-sale as defined in Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of December 31, 2005, we owned debt securities secured by aircraft with a fair value of $26.9 million. During the year ended December 31, 2006 we made two additional investments in debt securities secured by aviation assets. At December 31, 2006, our debt investment portfolio consisted of six such debt securities with a fair value of $121.3 million.

Revenues

Revenues in our Aircraft Leasing segment are comprised of operating lease rentals on flight equipment held for lease. The amount of rent we receive depends on various factors, including the type, size and age of the aircraft in our portfolio. Lease rental revenue is recognized on a straight-line basis over the term of the lease. Our aircraft lease agreements generally provide for the periodic payment of a fixed amount of rent over the life of the lease. However, the amount of rent we receive may vary due to several factors, including the credit worthiness of our lessees and the occurrence of delinquencies and defaults. Our lease rental revenues are also affected by the extent to which aircraft are off-lease and our ability to remarket aircraft that are nearing the end of their leases in order to minimize their off-lease time. Our success in re-leasing aircraft is affected by market conditions relating to our aircraft and by general industry trends. An increase in the percentage of off-lease aircraft or a reduction in lease rates upon remarketing would negatively impact our revenues.

Revenues in our Aircraft Leasing segment for the year ended December 31, 2005 were $33.0 million as compared to $180.3 million for the year ended December 31, 2006. Our revenues increased significantly from 2005 to 2006 as a result of aircraft acquisitions in 2006 which caused our aircraft fleet to grow from 32 aircraft at December 31, 2005 to 69 aircraft at December 31, 2006, all of which were on-lease.

Revenues in our Debt Investments segment are recognized using the effective interest method. Certain investments which represent residual interests are accounted for using a level yield methodology based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. Such assumptions include the rate and timing of principal and interest. Revenues in our Debt Investments segment for the year ended December 31, 2005 were $3.0 million as compared to $9.0 million for the year ended December 31, 2006.

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

Income Tax Provision

We have obtained an assurance from the Minister of Finance of Bermuda under the Exempted Undertakings Tax Protection Act 1966 that, in the event that any legislation is enacted in Bermuda imposing any tax computed on profits or income, or computed on any capital asset, gain or appreciation or any tax in the nature of estate duty or inheritance tax, such tax shall not, until March 28, 2016, be applicable to us or to any of our operations or to our shares, debentures or other obligations except insofar as such tax applies to persons ordinarily resident in Bermuda or to any taxes payable by us in respect of real property owned or leased by us in Bermuda.

All of our aircraft-owning subsidiaries are foreign corporations that, depending upon the flight activities of the leased aircraft, generally earn income from sources outside the United States and therefore are exempt from U.S. federal, state and local income taxes. We have a U.S. based subsidiary which provides management services to our non-U.S. subsidiaries and is subject to U.S. federal, state and local income taxes.

History

We were formed in October 2004 with a capital commitment of $400 million from funds managed by Fortress for the purpose of investing in aviation assets. This commitment was fully contributed by the end of 2005.

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

Acquisitions and Dispositions

Our financial results are impacted by the timing and size of acquisitions and dispositions we complete. As of March 15, 2007 we had acquired and committed to acquire aviation assets having an aggregate purchase price equal to $2.23 billion and $1.44 billion, respectively, or a total of approximately $3.67 billion. To date, we have sold one aircraft and one debt security.

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

On January 22, 2007, Aircastle entered into the Acquisition Agreement with GAIF under which we agreed to acquire 38 aircraft for an aggregate base purchase price of approximately $1.595 billion, subject to certain agreed adjustments. The aircraft we will acquire under the Acquisition Agreement are scheduled to be delivered to us through February 2009. As of March 15, 2007, we completed the acquisition of five of these aircraft.

Four of the aircraft are Boeing Model 747-400ERF freighter aircraft. Our purchase of each of the new freighters would close on its delivery date from the manufacturer; however, subject to satisfaction of certain conditions, we have agreed to make an accelerated payment to the relevant seller and acquire its rights and obligations under the manufacturer’s purchase agreement for the new freighters. Signed leases are in place for all of the new freighters, with delivery under each lease scheduled to be made upon completion of the manufacturing process for the relevant new freighter.

Seven of the aircraft are Boeing Model 747-400 aircraft which have been, or will be converted into freighter aircraft. One of the converted freighters completed its passenger-to-cargo conversion process in November 2006 and was delivered to a lessee; the remaining converted freighters are scheduled to complete the conversion process through June 2008. Our purchase of each of the converted freighters would close on the date it completes the conversion process; however, subject to satisfaction of certain conditions, we have agreed to make an accelerated payment to the relevant seller and acquire the converted freighters, and the rights and obligations of the relevant seller under the passenger-to-freighter conversion contract, prior to completion of the conversion process. Signed leases are in place for all of the converted freighters, with delivery under each lease having been made, or being scheduled to be made, upon completion of the conversion process for the relevant converted freighter.

Six of the aircraft are Airbus Model A320-200 aircraft, which are under contract for purchase from an airline during the period through February 2009. Our purchase of the Airbus Model A320-200 aircraft would close upon delivery from the airline to the relevant seller; however, subject to satisfaction of certain conditions, we have agreed to make an accelerated payment to the relevant seller and acquire the rights and obligations of the relevant seller under its contract with the airline seller. Currently there are no leases signed for the Airbus Model A320-200 aircraft.

The purchase of each of the remaining 21 aircraft under the Acquisition Agreement will close upon satisfaction of agreed conditions precedent, with scheduled closing dates ranging through May 2007. Five of the remaining 21 aircraft are passenger-configured Boeing Model 757-200 aircraft, currently on lease to two lessees. Upon our purchase of these aircraft we expect to succeed to the rights and obligations of the relevant seller under a sale agreement with a third party, under which we would sell the aircraft upon expiry of the existing leases, which are currently scheduled to expire on dates between June 2008 and October 2011.

The weighted average age of the aircraft is 8.65 years. The weighted average remaining lease term for the aircraft, excluding the aircraft not currently subject to lease, is 8.32 years. The top five lessees of the aircraft are Martinair, Emirates, Volga-Dnepr, KLM and Cargo 360, all of which are leasing freighter aircraft, and the aircraft operated or to be operated by these five lessees represent approximately 64% of the aggregate purchase price for the aircraft.

Our purchase of the aircraft is generally on an ‘‘as-is, where-is’’ basis, in some cases subject to a pre-delivery inspection and to such aircraft being in an expected delivery condition. If an aircraft suffers a total loss or significant damage prior to our purchase, or if delivery of an aircraft is delayed beyond an agreed deadline, then we may terminate our obligation to purchase that aircraft (without affecting our rights and obligations in relation to the other aircraft). If we have made an accelerated payment with respect to an aircraft, then upon any such termination affecting that aircraft any accelerated payment we have made with respect to that aircraft must be returned to us with interest at 6% per annum from the date the accelerated payment was made.

The Company will guarantee the obligations of its affiliates under the Acquisition Agreement. In order to secure the obligations of our affiliates, we will post a letter of credit. If we were to default on our obligation to purchase an aircraft when all conditions to closing had been met by the relevant seller, then following notice and an opportunity to cure such default the sellers would have the right to terminate the Acquisition Agreement as a whole and draw down the then-current stated amount of the letter of credit, and retain the proceeds as liquidated damages for our failure to perform.

The obligations of the sellers will be guaranteed by GAIF. If any seller were to knowingly default in any material respect on a material obligation, then following notice and an opportunity to cure such default, we would have the right to terminate the Acquisition Agreement and seek damages, subject to agreed limitations. If we make any accelerated payments for any aircraft, the obligations of the seller to return such accelerated payments following a termination of the Acquisition Agreement with respect to the relevant aircraft will be secured by a letter of credit.

We and the sellers have rights of indemnification against one another for losses suffered as a consequence of a breach of the Acquisition Agreement or for operational risks relating to the aircraft during agreed time periods, subject to customary limitations.

Closing of the transactions contemplated by the Acquisition Agreement is subject to certain customary closing conditions for transactions of this type. There can be no assurance that these conditions will be satisfied or that we will complete the acquisition of all the aircraft contemplated by the Acquisition Agreement. See ‘‘Risk Factors — Failure to close the Aircraft Acquisition could negatively impact our stock price and financial results.’’

Of the total base purchase price for the 38 aircraft of approximately $1.595 billion, 28 aircraft with an aggregate base purchase price of approximately $1.040 billion are scheduled to be acquired in 2007, of which we have acquired five aircraft with an aggregate purchase price of approximately $258.8 million. The remaining ten aircraft have an aggregate purchase price of $554.5 million, nine of which we expect will be delivered in 2008 and one we expect will be delivered in 2009. Of the 38 aircraft that are to be acquired, 29 are to be acquired subject to lease and nine are to be acquired not subject to lease. The 29 aircraft subject to lease have an aggregate base purchase price of approximately $1.467 billion, contractual monthly rents totaling approximately $14.0 million and a weighted average remaining lease term of 8.32 years. The nine aircraft that are not subject to lease have an aggregate base purchase price of approximately $127.5 million, of which we have acquired three aircraft and have letters of intent to lease all these aircraft.

The aircraft to be acquired include 26 passenger aircraft with a weighted average age of 11.3 years and a total base purchase price of $500.5 million and 12 freighters with a weighted average age of 7.4 years and a total base purchase price of $1.094 billion. For accounting purposes, we calculate aircraft depreciation expense based on the estimated useful life of each aircraft and the estimated residual value of each aircraft at the end of its useful life. Generally, we estimate that passenger aircraft have a useful life of 25 years and freighters have a useful life of between 30 and 35 years from the date of manufacture. We estimate that the residual value of our passenger aircraft is 15% of the manufacturer’s original sales price when new and the residual value of freighters ranges between 10% and 15% of the manufacturer’s original sales price when new, or, in the case of converted freighters, of our purchase price.

We initially expect to pay for substantially all of the purchase price of the aircraft using debt financing available on our Revolving Credit Facility and Amended Credit Facility No. 2 or other borrowings that may be available to us at the time of acquisition. See ‘‘Liquidity and Capital Resources — Credit Facilities.’’ We expect to fund our aircraft on a long-term basis by securitizing their future cash flows using a structure similar to Securitization No. 1. Therefore, we expect to incur additional interest expense as a result of the Aircraft Acquisition.

The following table sets forth certain information with respect to the aircraft acquired or to be acquired by us, including the aircraft to be acquired pursuant to the Acquisition Agreement.

AIRCASTLE AIRCRAFT INFORMATION ($ in thousands)

	Owned Aircraft as of December 31, 2006(1)	Aircraft Committed to be Acquired as of December 31, 2006(4)	Aircraft to be Acquired from GAIF		Total
Summary Statistics
Asset Net Book Value	$1,590,355	$211,350	$1,594,950		$3,396,655
No. of Aircraft	69	4	38	(5)	111
Number of Lessees	32	3	14		46
Number of Countries	23	3	10		27
Weighted Average Age (years)(2)	8.86	7.09	8.65		8.78
Weighted Average Remaining Lease Term (years)(3)	4.19	3.57	8.32		6.05
Weighted Average Remaining Cargo Lease Term (years)	1.67	—	9.88		9.34

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of December 31, 2006(1)		Aircraft Committed to be Acquired as of December 31, 2006(4)		Aircraft to be Acquired from GAIF		Total
	# Aircraft	% of Net Book Value	# Aircraft	% of Net Book Value	# Aircraft	% of Net Book Value	# Aircraft	% of Net Book Value
Aircraft Type
Passenger
Narrowbody	50	64%	2	26%	24	28%	76	45%
Midbody	13	31%	1	32%	2	3%	16	18%
Widebody	0	0%	1	42%	0	0%	1	2%
Total Passenger	63	95%	4	100%	26	31%	93	65%
Freighter	6	5%	—	0%	12	69%	18	35%
Total	69	100%	4	100%	38	100%	111	100%
Lessee Diversification
Top Five Lessees	29	48%	4	100%	11	64%	31	36%
Regional Diversification
Europe	35	45%	1	25%	11	44%	47	42%
Asia	15	23%	2	50%	12	20%	29	26%
North America	11	22%	—	0%	3	8%	14	13%
Latin America	5	6%	—	0%	1	2%	6	5%
Middle East and Africa	3	4%	—	0%	2	18%	5	5%
Off Lease(6)	—	—	1	25%	9	8%	10	9%
	69	100%	4	100%	38	100%	111	100%

(1)	Includes aircraft owned as of December 31, 2006, and excludes aircraft we were committed to acquire as of such date.

(2)	Weighted average age (years) is as of December 31, 2006.

(3)	Excludes one Boeing Model 737-800 scheduled for delivery to us in March 2007 which is not subject to lease, but which is subject to a letter of intent with a potential lessee, and also excludes three Boeing Model 737-400 aircraft delivered to us in February 2007, which are not subject to leases but which are subject to letters of intent with potential lessees, and six Airbus Model A320-200 aircraft scheduled for delivery to us between December 2007 and February 2009 which are not subject to lease.

(4)	Excludes two letters of intent that were subsequently cancelled in the first quarter of 2007 and also excludes the aircraft to be acquired from GAIF.

(5)	As of March 15, 2007, we completed the acquisition of five of these aircraft from GAIF.

(6)	Includes one Boeing Model 737-800 scheduled for delivery to us in March 2007 which is not subject to lease, but which is subject to a letter of intent with a potential lessee, and also includes three Boeing Model 737-400 aircraft delivered to us in February 2007, which are not subject to leases but which are subject to letters of intent with potential lessees, and six Airbus Model A320-200 aircraft scheduled for delivery to us between December 2007 and February 2009 which are not subject to lease.

AIRCASTLE AIRCRAFT INFORMATION

Finance

A key aspect of our growth strategy is our capital management approach, which supports the financing of our acquisitions of aircraft and other aviation assets. We typically finance the initial purchase of aircraft and other aviation assets using flexible, committed short-term credit arrangements and cash on hand. We believe our ability to execute acquisitions expeditiously and without financing contingencies have benefited us in competitive bidding situations. Our short-term borrowed funds for our aircraft acquisitions and repurchase obligations for our securities are provided by secured term credit facilities from banks. See ‘‘— Liquidity and Capital Resources — Credit Facilities.’’

We intend to access the securitization market or other cost effective markets to provide long-term financing for our aircraft portfolio. On June 15, 2006, we closed our first securitization of 40 aircraft, which we refer to as Securitization No. 1. The ACS 2006-1 Pass Through Trust, a newly formed trust, issued a single class of G-1 pass through trust certificates, which we refer to as the certificates, representing undivided interests in $560 million of floating rate asset-backed notes, which we refer to as notes, issued by our wholly owned subsidiaries and supported by 40 aircraft which we refer to as Portfolio No. 1. The principal balance of the notes is equal to 54.8% of the Initial Appraised Value of Portfolio No. 1 of $1.022 billion. Initial Appraised Value is the lesser of the mean and the median of base value appraisals obtained from three internationally recognized appraisal firms during the period October 2005 through December 2005. We retained 100% of the rights to receive future cash flows from Portfolio No. 1 after the payment of claims that are senior to our rights. All claims are senior to our rights to receive future cash flows, including but not limited to payment of expenses related to the aircraft and fees of service providers, interest and principal payments to certificate holders, amounts owed to hedge providers and amounts, if any, owed to the policy provider and liquidity provider under Securitization No. 1 for previously unreimbursed advances.

The notes bear interest at one-month LIBOR plus 0.27%. Financial Guaranty Insurance Company, or FGIC, issued a financial guaranty insurance policy to support the payment of interest when due on the certificates and the payment, on the final distribution date, of the outstanding principal amount of the certificates. The certificates are rated Aaa and AAA by Moody’s Investor Service and Standard & Poor’s rating services, respectively. We are parties to a series of interest rate hedging contracts intended to hedge the interest rate exposure associated with issuing floating-rate obligations backed by primarily fixed-rate lease assets. These contracts, together with the guarantee premium, the spread referenced above and other costs of trust administration result in a fixed rate cost of 6.6% per annum, including the amortization of issuance fees and expenses.

We are currently utilizing a $1.25 billion senior secured credit facility, which we refer to as Amended Credit Facility No. 2, to finance up to 65% of the purchase price of certain aircraft not included in Securitization No. 1. We expect to continue to purchase aircraft using our credit facilities plus cash on hand and, once a portfolio of 30 to 60 aircraft has been acquired, finance the portfolio on a long-term basis using a securitization structure similar to Securitization No. 1.

Based on our expected aircraft acquisition plan, we anticipate completing one or two portfolio securitizations per year and one or two additional equity offerings per year. Our ability to successfully complete these securitizations and equity offerings on favorable terms will have a significant impact on our results of operations and financial condition.

On August 11, 2006, we completed our initial public offering of 10,454,535 common shares at a price of $23.00 per share, raising $240.5 million before offering costs. The net proceeds of our initial public offering, after our payment of $16.8 million in underwriting discounts and commission expense, and $4.1 million in offering expenses, were $219.6 million, $205.5 million of which was used to repay a portion of Amended Credit Facility No. 2. The remainder of the net proceeds was used for working capital requirements and to fund additional aircraft acquisitions.

On February 13, 2007, we completed a follow-on public offering of 15,525,000 common shares at a price of $33.00 per share, raising $512.3 million before offering costs. The net proceeds of the offering, after our payment of $17.9 million in underwriting discounts and commissions and $1.6 million in offering expenses, were $492.8 million, $398.1 of which was used to repay borrowings under Amended Credit Facility No. 2 and $75.0 million of which was used to repay borrowings under the Revolving Credit Facility (as described below). The remainder of the net proceeds was used for other general corporate purposes.

RESULTS OF OPERATIONS

Comparison of the Period from October 29, 2004 (Commencement of Operations) to December 31, 2004 to the Year Ended December 31, 2005

Our financial results for 2004 are not representative of a full year of operations and are not significant because our operations commenced on October 29, 2004. Similarly, our results of operations for the year ended December 31, 2005 are not representative of a full year of operations as we continued to ramp up operations through the purchase of aircraft and the employment of key personnel. In general, the changes for the period from October 29, 2004 (Commencement of Operations) to December 2004 as compared to the year ended December 31, 2005 are not comparable.

During 2004, we operated in one business segment, Aircraft Leasing. In the first quarter of 2005, we commenced a second segment, Debt Investments, engaged in investing in debt securities

Revenues and Contribution Margin

Revenue and contribution margin by segment for the year ended December 31, 2005 is set forth in the table below. See Note 16 to our consolidated financial statements for the reconciliation to operating income and our reasons for using contribution margins to discuss our results of operations.

	Year Ended December 31, 2005
(Dollars in thousands)	Aircraft Leasing	Debt Investments
Revenues
Lease rentals	$32,978	$—
Investment Income	—	2,942
Other revenues	2	104
Total revenues	32,980	3,046
Expenses
Depreciation	14,295	—
Interest	8,930	173
Other expenses	1,078	—
Total expenses	24,303	173
Contribution margin	$8,677	$2,873

Aircraft Leasing

For the year ended December 31, 2005, the contribution margin of our Aircraft Leasing segment was $8.7 million on $33.0 million of revenue. At December 31, 2005, we owned 32 aircraft held for lease, all of which were on-lease. During 2005, the number of aircraft we owned increased from three aircraft at December 31, 2004 to 32 aircraft at December 31, 2005. For the year ended December 31, 2005, our aircraft leasing revenue of $33.0 million, depreciation expense of $14.3 million and interest expense of $8.9 million reflect the growth of operations during 2005.

For the same period, other expenses primarily consisted of aircraft insurance of $526,000, lease rental expenses of $317,000 and flight equipment repairs of $235,000.

Debt Investments

For the year ended December 31, 2005, the contribution margin of our Debt Investments segment was $2.9 million on $3.0 million of revenue. At December 31, 2005, we owned $26.9 million of aircraft related debt securities with $9.9 million of unrealized gains as reflected in accumulated other comprehensive income at December 31, 2005. For the year ended December 31, 2005, revenues from Debt Investments consisted of interest income totaling $2.9 million and interest expense consisted of interest on repurchase agreements totaling $173,000.

Selling, General and Administrative and Other Expenses

For the year ended December 31, 2005, selling, general and administrative expenses of $12.6 million primarily consisted of personnel expenses and other SG&A expenses. Personnel expenses totaling $7.4 million consisted of compensation costs of $6.1 million, relocation and recruiting costs of $1.1 million and benefits of $163,000. At December 31, 2005, we had 29 employees. Compensation and benefits costs increased in 2006 as we hired additional personnel and incurred a full year of costs related to employees hired in 2005.

For the year ended December 31, 2005, other SG&A expenses totaling $5.2 million consisted of legal, accounting and tax fees and other expenses. Legal fees incurred in 2005 related primarily to the legal organization and administration of Aircastle and its various subsidiaries. Legal, accounting and tax fees increased in 2006 in connection with our initial public offering and operating as a public company.

Income Tax Provision

Our provision for income taxes for the year ended December 31, 2005 was $0.9 million. Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. Consequently, the provision for income taxes recorded relates to income earned by certain subsidiaries of the Company which are located in jurisdictions that impose income taxes.

Discontinued Operations

During 2005, we purchased an aircraft and immediately held it for sale. The aircraft is classified on the balance sheet as flight equipment held for sale and all operating activities are classified as discontinued operations. No depreciation expense was recorded on this aircraft.

For the year ended December 31, 2005, earnings from discontinued operations, net of taxes, totaled $1.1 million. The aircraft earned lease rentals in the amount of $1.6 million and incurred interest expense of $404,000 for the year ended December 31, 2005. Income taxes associated with the aircraft was $115,000. The aircraft was sold on March 29, 2006 for a $2.2 million gain and the related debt in the amount of $36.7 million was repaid on March 30, 2006.

Comparison of the year ended December 31, 2005 to the year ended December 31, 2006

Revenues and Contribution Margin

Revenues and contribution margin by segment is set forth in the tables below. See Note 16 to our consolidated financial statements for the reconciliation to operating income and our reasons for using contribution margin to discuss our results of operations.

Aircraft Leasing

Aircraft Leasing revenues and contribution margin were as follows:

	Year Ended December 31,
(Dollars in thousands)	2005	2006
Revenues
Lease rentals	$32,978	$180,080
Other revenues	2	209
Total revenues	32,980	180,289
Expenses
Depreciation	14,295	56,100
Interest	8,930	52,186
Other expenses	1,078	1,588
Total expenses	24,303	109,874
Contribution margin	$8,677	$70,415

For the year ended December 31, 2005, the contribution margin of our Aircraft Leasing segment was $8.7 million on $33.0 million of revenues. At December 31, 2005, we owned 32 aircraft held for lease, all of which were on-lease.

For the year ended December 31, 2006, the contribution margin of our Aircraft Leasing segment was $70.4 million on $180.3 million of revenues. At December 31, 2006, we owned 69 aircraft held for lease, all of which were on-lease. Aircraft leasing revenue of $180.3 million, depreciation expense of $56.1 million, interest expense of $52.2 million and other expenses of $1.6 million all increased relative to the year ended December 31, 2005 due to the increase in the size of our aircraft portfolio.

Debt Investments

Debt Investment revenues and contribution margin were as follows:

	Year Ended December 31,
(Dollars in thousands)	2005	2006
Revenues
Interest income	$2,942	$9,038
Other revenues	104	—
Total revenues	3,046	9,038
Expenses
Interest	173	4,572
Total expenses	173	4,572
Contribution margin	$2,873	$4,466

For the year ended December 31, 2005, the contribution margin of our Debt Investments segment was $2.9 million on $3.0 million of revenues. At December 31, 2005, we owned $26.9 million of debt securities with $9.9 million of unrealized gains as reflected in accumulated other comprehensive income at December 31, 2005.

For the year ended December 31, 2006, the contribution margin of our Debt Investments segment was $4.5 million on $9.0 million of revenues. At December 31, 2006, we owned $121.3 million of debt securities with $14.4 million of unrealized gains as reflected in accumulated other comprehensive income at December 31, 2006.

Selling, General, Administrative and Other Expenses

Selling, general, administrative and other expenses were as follows:

	Year Ended December 31,
(Dollars in thousands)	2005	2006
Personnel	$7,392	$15,716
Directors fees and expenses	—	3,956
Professional fees	3,063	4,065
Travel expenses	845	1,315
Rent and office expenses	417	776
Depreciation of leasehold improvements and office equipment	190	529
Communication expenses	220	437
Business insurance	60	438
Other selling, general and administrative expenses	666	1,163
	$12,853	$28,395

Personnel costs consist primarily of salary, recruitment and relocation expenses which increased as the number of employees increased from 29 at December 31, 2005 to 45 at December 31, 2006. The increase in director’s fees and expenses reflects the appointment of independent directors to the board of Aircastle prior to our initial public offering in 2006 and to the board of our securitization vehicles, ACS Aircraft Finance (Bermuda) Ltd., and ACS Aircraft Finance (Ireland) plc., prior to the execution of our Securitization No. 1. The amount includes $3.4 million in compensation to a director recorded as a non-cash share based payment expense for the purchase of common shares below fair market value. Professional fees consisted primarily of legal, accounting and tax fees associated with our legal organization and administration. Travel expenses consisted primarily with costs associated with travel to and from the locations of aircraft to be acquired and aircraft lessees. Office expense and equipment costs, mainly rent, depreciation, communications, insurance and other general office expenses, increased with the expansion of facilities required to meet the demands of our growing business.

Income Tax Provision

Our provision for income taxes for the years ended December 31, 2005 and 2006 was $940,000 and $5.0 million, respectively. Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. Consequently, the provision for income taxes recorded relates to income earned by certain of our subsidiaries which are located in jurisdictions that impose income taxes.

Discontinued Operations

During 2005, we purchased an aircraft and immediately held it for sale. As of December 31, 2005, the aircraft was classified on the balance sheet as flight equipment held for sale and all operating activities were classified as discontinued operations. No depreciation expense was recorded on this aircraft. For the year ended December 31, 2006, earnings from discontinued operations, net of taxes, totaled $3.4 million. The aircraft earned lease rental revenue in the amount of $2.1 million and incurred interest expense of $528,000 in 2006. Income tax associated with the aircraft in 2006 was $448,000. The aircraft was sold on March 29, 2006 for a $2.2 million gain and the related debt in the amount of $36.7 million was repaid on March 30, 2006.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP, requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. Our estimates and assumptions are based on historical experiences and currently available information. Actual results may differ from such estimates under different conditions, sometimes materially. A summary of our significant accounting policies is presented in the notes to our consolidated financial statements included elsewhere in this report. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results and require our most subjective judgments, estimates and assumptions. Our most critical accounting policies and estimates are described below.

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

Income and Valuation of Debt Securities

Income on debt securities is recognized using the effective interest method. Certain investments which represent residual interest are accounted for using a level yield methodology based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. Such assumptions include the rate and timing of principal and interest receipts (which may be subject to prepayments and defaults). These assumptions are updated on at least a quarterly basis to reflect changes related to a particular security, actual historical data, and market changes. These uncertainties and contingencies are difficult to predict and are subject to future events and economic and market conditions, which may alter the assumptions. We have classified our investments in debt securities as available for sale. As such, they are carried at fair value with any net unrealized gains and losses reported as a component of accumulated other comprehensive income. Fair value is based primarily upon broker quotations, as well as counterparty quotations, which provide valuation estimates based upon reasonable market order indications or a good faith estimate thereof. These quotations are subject to significant variability based on market conditions, such as interest rates and credit spreads. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in our results of operations and financial position. At December 31, 2006, each of our debt securities available for sale had an unrealized gain.

Maintenance Payments

Under all of our leases, the lessee is required to make payments for heavy maintenance, overhaul or replacement of certain high-value components of the aircraft. These maintenance payments are based on hours or cycles of utilization or on calendar time, depending upon the component, and are required to be made monthly in arrears or at the end of the lease term. Whether to permit a lessee to make maintenance payments at the end of the lease term, rather than requiring such payments to be made monthly, will depend on a variety of factors, including the creditworthiness of the lessee, the level of security deposit which may be provided by the lessee and market conditions at the time. If a lessee is making monthly maintenance payments, we would typically be obligated to use the funds paid by the lessee during the lease term to reimburse the lessee for costs they incur for heavy maintenance, overhaul or replacement of certain high-value components, usually shortly following completion of the relevant work.

We record maintenance payments paid by the lessee as accrued maintenance liabilities in recognition of our contractual commitment to refund such receipts. In these contracts, we do not recognize such maintenance payments as revenue during the lease. Reimbursements to the lessee upon the receipt of evidence of qualifying maintenance work are charged against the existing accrued maintenance liability. We defer income recognition of all maintenance reserve payments collected until such time as we can reasonably estimate the amount by which reserve payments received exceed costs to be incurred by the current lessee or subsequent lessees in performing scheduled maintenance.

Flight Equipment

Flight equipment held for lease is stated at cost and depreciated using the straight-line method over a 25 year life from the date of manufacture to estimated residual values.

Estimated residual values are generally determined to be approximately 15% of the manufacturer’s estimated realized price for flight equipment when new. Management may, at its discretion, make exceptions to this policy on a case-by-case basis when, in its judgment, the residual value calculated pursuant to this policy does not appear to reflect current expectations of value. Examples of situations where exceptions may arise include but are not limited to:

•	flight equipment where estimates of the manufacturer’s realized sales prices are not relevant (e.g., freighter conversions);

•	flight equipment where estimates of the manufacturers’ realized sales prices are not readily available; and

•	flight equipment which may have a shorter useful life due to obsolescence.

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

Derivative Financial Instruments

In the normal course of business we utilize derivative instruments to manage our exposure to interest rate risks. We account for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (‘‘SFAS No. 133’’). In accordance with SFAS No.133, all derivatives are recognized on the balance sheet at their fair value. We obtain the values on a quarterly basis from the counterparty of the derivative contracts. When hedge treatment is achieved under SFAS No.133, the changes in fair values related to the effective portion of the derivatives are recorded in other comprehensive income or in income, depending on the designation of the derivative as a cash flow hedge. The ineffective portion of the derivative contract is calculated and recorded in income at each quarter end.

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

Share Based Payments

Compensation costs relating to share based payments are recognized based on the fair value of the equity instruments issued in accordance SFAS No. 123(R), Share-Based Payment. We use the straight line method of accounting for compensation cost on share based payment awards that contain pro-rata vesting provisions. Prior to our initial public offering, the fair value of the equity instruments was determined based on a valuation which took into account various assumptions that were subjective. Such assumptions involved projecting our earnings through the date of the anticipated initial public offering to develop an estimated annualized rate of earnings and annualized earnings and dividends per share. Key assumptions used in developing the projection included expected monthly acquisition volume through the date of the initial public offering, leverage and interest costs, revenues from new aircraft acquisitions and the growth of selling, general and administrative expenses. Compensation costs relating to share based payments recognized subsequent to the initial public offering are measured based upon the market price of our common shares at the grant date. We anticipate that the current requisite service periods will be obtained for employees with awards.

Income Taxes

Aircastle provides for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (‘‘SFAS No. 109’’). SFAS No. 109 requires an asset and liability based approach in accounting for income taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement and tax basis of existing assets and liabilities using enacted rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amount estimated by Aircastle to be realizable.

LIQUIDITY AND CAPITAL RESOURCES

The acquisition of aircraft and debt securities drives our growth and fuels our need for liquidity. We have been able to meet our liquidity requirements from several sources, including:

•	Lines of credit, our securitization, and other secured borrowings;

•	Our public offerings of common shares;

•	Prior to our initial public offering, equity contributions from the Fortress funds;

•	Aircraft lease revenues and maintenance payments; and

•	Principal and interest payments from our debt investments.

During the year ended December 31, 2006, we acquired $882.9 million of commercial jet aircraft and related capital improvements and $92.7 million of debt securities secured by commercial jet aircraft, for a total of $976.6 million. We expect to acquire a substantial amount of aviation assets over the next twelve months, including approximately $1.0 billion of aircraft to be delivered under the Acquisition Agreement, approximately $211.4 million that were subject to letters of intent at

December 31, 2006 and additional acquisitions that we may enter into from time to time in the ordinary course of business. In addition, at December 31, 2006, we expect capital expenditures and lessee maintenance payment draws on our owned and committed aircraft portfolio to be approximately $27.0 million over the next twelve months. However, there can be no assurance that we will be able to acquire such additional aircraft, or regarding the timing and amount of such acquisitions, or that such capital expenditures will not exceed the expected amount. It is our intention to fund future aircraft acquisitions, including the aircraft to be acquired from GAIF under the Acquisition Agreement, initially through borrowings under our credit facilities, and to repay all or a portion of such borrowings from time to time with the net proceeds from subsequent securitizations and additional equity issuances. It is also our intention to finance investments in debt securities with borrowings arranged at the time of the investment which may include entering into repurchase agreements. Therefore, our ability to execute our business strategy, particularly the growth of our acquisitions, depends to a significant degree on our ability to obtain additional debt and equity capital. Given the volume of aircraft acquisitions and opportunities to invest in debt securities, we expect to execute additional securitizations and may seek to execute additional equity offerings during the course of the next 12 months. Decisions by investors and lenders to enter into such transactions with us will depend upon a number of factors, such as our historical and projected performance, compliance with the terms of our current credit arrangements, industry and market trends, the availability of capital and the relative attractiveness of alternative investments. We believe that funds will be available to satisfy our liquidity needs over the next twelve months and enable us to pay dividends to our common shareholders as contemplated by our dividend policy. However, future deterioration in our performance or our markets could limit our ability to access these sources of financing and/or increase our cost of capital, which may negatively impact our ability to raise additional funds, grow our business and to pay dividends to our common shareholders.

Cash Flows

(Dollars in thousands)	Period Ended December 31, 2004	Year Ended December 31, 2005	Year Ended December 31, 2006
Net cash flow provided by operating activities	$4,290	$20,562	$135,282
Net cash flow used in investing activities	(97,405)	(742,144)	(920,920)
Net cash flow provided by financing activities	93,115	801,525	763,813

Operating activities provided net cash flow of $20.6 million for the year ended December 31, 2005 and provided net cash flow of $135.3 million in the year ended December 31, 2006. Cash flow from operations is primarily generated from rents received pursuant to the lease agreements on our aircraft. It is reduced by interest paid on our borrowings and by selling, general and administrative expenses. The amount of rent we receive depends on various factors, including the size, age and composition of our aircraft portfolio. Our aircraft lease agreements generally provide for the periodic payment of a fixed amount of rent over the life of the lease. However, the amount of rent we receive may vary due to several factors, including the credit worthiness of our lessees and the occurrence of delinquencies and defaults. It is also affected by the extent to which aircraft are off-lease and our ability to remarket aircraft that are nearing the end of their leases. Our success in re-leasing aircraft is affected by market conditions for our aircraft and by general industry trends. At December 31, 2005, all 32 of our aircraft were on-lease. At December 31, 2006, all 69 of our aircraft were on-lease. Cash flow provided by operations is also affected by the interest expense we pay on our credit facilities and by our decisions to hedge the risk of changing interest rates. All of our debt is currently floating rate and varies with changes in LIBOR. To the extent interest rates increase, we may be liable for more interest payments to our lenders. Our practice has been to hedge the expected future interest payments on a portion of our floating rate liabilities by entering into derivative contracts. However, we remain exposed to changes in interest rates to the extent we decide to remain unhedged and the degree to which our hedges are not perfectly correlated to the hedged future cash flows.

Net cash flow used in investing activities totaled $742.1 million and $920.9 million for the years ended December 31, 2005 and 2006, respectively. The period to period increase reflects the increase in our acquisition of aviation assets during this time. During the year ended December 31, 2006 we acquired 37 aircraft as compared to 29 aircraft during the year ended December 31, 2005, resulting in our gross investment of $900.3 million in the acquisition and improvement of flight equipment during the year ended December 31, 2006 or $882.9 million, net of accrued liabilities as compared to our gross investments of $666.0 million or $664.6 million, net of accrued liabilities during the year ended December 31, 2005. We also invested $92.7 million in debt securities during the year ended December 31, 2006 as compared to $29.4 million during the year ended December 31, 2005. We paid $45.3 million in deposits on aircraft purchased during the year ended December 31, 2006, as compared to $5.6 million during the year ended December 31, 2005. Cash outflows from investing activities during the year ended December 31, 2006 are partially offset by proceeds of $57.2 million from the sale of an aircraft in March 2006 that had been reported as discontinued operations.

Net cash flow from financing activities totaled $801.5 million and $763.8 for the year ended December 31, 2005 and 2006, respectively. The period to period decrease primarily reflects the growth in cash flows provided by operating activities (as noted above) and our strategy for financing aircraft acquisitions on an interim basis by reinvesting a portion of this internally generated cash to finance aircraft acquisitions in an amount approximately equal to depreciation expense and by borrowings under our credit facilities, until we aggregate a large enough portfolio to securitize. Borrowings under our credit facilities are collateralized by leases on our aircraft, ownership interest in our subsidiaries that own aircraft, cash on deposit in lockbox accounts and other assets held by the collateral agent and rights under the service provider agreements and certain other agreements.

On August 11, 2006, we completed our initial public offering of 10,454,535 common shares at a price of $23.00 per share, raising approximately $240.5 million before offering costs. The net proceeds of the initial public offering, after our payment of $16.8 million in underwriting discounts and commissions and $4.1 in offering expenses, were $219.6 million, of which $205.5 million was used to repay a portion of the outstanding balance on Amended Credit Facility No. 2. The remainder of the net proceeds were used for working capital requirements and to fund additional aircraft acquisitions.

On February 13, 2007, we completed a follow-on public offering of 15,525,000 common shares at a price of $33.00 per share, raising $512.3 million before offering costs. The net proceeds of the offering, after our payment of $17.9 million in underwriting discounts and commissions and $1.6 million in offering expenses, were $492.8 million, $398.1 million of which was used to repay borrowings under Amended Credit Facility No. 2 and $75.0 million of which was used to repay borrowings under the Revolving Credit Facility. The remainder of the net proceeds was used for other general corporate purposes.

On June 15, 2006, we closed our first portfolio securitization, which we refer to as Securitization No. 1. The net proceeds from Securitization No. 1 were used to pay down $441.2 million of debt on Credit Facility No. 1 and $45.0 million on Amended Credit Facility No. 2 and for working capital purposes.

We also repaid $36.7 million of debt outstanding on Credit Facility No. 3 on March 31, 2006 when we sold one of the aircraft that had been financed under this facility. The aircraft had been classified as held for sale for accounting purposes and results of operations related to the aircraft have been reported in Discontinued Operations.

Net cash flow from financing activities for the year ended December 31, 2006 also reflects the receipt of $76.0 million from repurchase agreements. The cash flow is primarily related to the acquisition and financing of two debt securities on March 10, 2006.

In 2004, the Fortress funds committed to invest $400 million of equity in Aircastle. Of this amount, $93.1 million was contributed in 2004 and the remaining $306.9 million was invested in 2005. In 2005, we borrowed a total of $490.6 million on secured credit facilities and $8.7 million on repurchase agreements. During 2006, we received cash from credit facilities and securitizations of $501.5 million, net of repayments, to finance investments in aircraft, and we received cash from repurchase agreements of $75.0 million, net of repayments, to finance the acquisition of debt securities. The borrowings under our credit facilities were collateralized by leases on our aircraft, ownership interests in the subsidiaries that own the aircraft, cash on deposit in lockbox accounts and other assets held by the collateral agent and rights under the service provider agreement and certain other agreements.

Credit Facilities

On December 15, 2006, we amended and restated our senior secured revolving credit agreement, which we refer to as Amended Credit Facility No. 2. This credit facility, which matures on December 15, 2008, previously provided for loans in an aggregate amount of up to $750.0 million, and following amendment and restatement provides for loans in an aggregate amount up to $1.0 billion. On January 22, 2007, we entered into a further amendment pursuant to which loans in an aggregate amount up to $1.25 billion are available under Amended Credit Facility No. 2; provided, that such amount will reduce to $1.0 billion on the earlier of (1) closing of our next securitization or (2) June 30, 2007 (or, if we pay a commitment fee to the lenders, December 31, 2007). Borrowings under Amended Credit Facility No. 2 are used to finance up to 65% of the purchase price of the aircraft secured under the facility; previously the facility could be used to finance up to 85% of the net book value of aircraft. As of December 31, 2006, we had $369.3 million outstanding under this facility. Borrowings under Amended Credit Facility No. 2 bear interest (a) in the case of loans with an interest rate based on the applicable base rate (the ‘‘ABR’’), an annual rate equal to the ABR plus an applicable margin or (b) in the case of loans with an interest rate based on the eurodollar rate (the ‘‘EDR’’), an annual rate equal to the EDR plus an applicable margin. The ABR is determined by reference to the higher of (i) the prime rate of JPMorgan Chase Bank, N.A. and (ii) the federal funds rate plus half of 1%. The EDR is determined by reference to one-month LIBOR adjusted by the maximum rate, established by the Board of Governors of the Federal Reserve System, as the rate at which reserves are required to be maintained. The applicable margin is 0.25% per annum with respect to ABR borrowings and 1.25% per annum with respect to EDR borrowings. The interest rate at December 31, 2006 was 6.60%. Additionally, we are subject to a 0.125% per annum fee on any unused portion of the total committed facility. We are also required to pay customary agency fees. The facility has no restrictions on the amount of dividends we can pay, provided we are not in default.

Also on December 15, 2006, we entered into a senior secured revolving credit agreement, which we refer to as the Revolving Credit Facility. The Revolving Credit Facility, which matures on December 15, 2007 provides loans to certain direct and indirect subsidiaries of AL for working capital and other general corporate purposes and also provides for the issuance of letters of credit for the account of any borrower. The aggregate amount of borrowings together with the aggregate stated amount of all letters of credit under the Revolving Credit Facility may not exceed $250.0 million. On January 22, 2007 we entered into an amendment pursuant to which loans and letters of credit in an aggregate amount up to $450.0 million are available under the Revolving Credit Facility; provided, that such amount was reduced back to $250.0 million upon the closing of our follow-on offering in February 2007. Borrowings under the Revolving Credit Facility bear interest (a) in the case of loans with an interest rate based on the ABR, the ABR plus 0.50% per annum or (b) in the case of loans with an interest rate based on the EDR, the EDR plus 1.50% per annum. Additionally, we are subject to a per annum fee on any unused portion of the total committed facility of 0.25%, during periods when the average outstanding loans under the Revolving Credit Facility are less than $125.0 million, and 0.125% per annum when the average outstanding loans are equal to or greater than $125.0 million. Fees on any outstanding letters of credit will equal 1.625% per annum on the stated amount thereof. We are also required to pay customary agency fees. Under this facility, we are required to maintain a minimum consolidated net worth, determined according to GAAP, of $550.0 million. As of December 31, 2006, there was no outstanding balance under the Revolving Credit Facility.

Also at December 31, 2006, we had a $73.3 million secured credit facility to finance the acquisition of two aircraft which we refer to as Credit Facility No. 3. This was initially a $110.0 million facility and had also been used to finance the acquisition of a third aircraft, but was repaid in part upon the sale of one of our aircraft on March 29, 2006. The interest rate on the facility is one-month LIBOR plus 1.50%, which at December 31, 2006 was 6.85% per annum. The facility requires a monthly payment of interest, and on July 18, 2006 was amended to increase the maximum committed amount by approximately $25.1 million and to extend the maturity date to March 31, 2007. The increase in the maximum committed amount was reduced by $25.1 million with the closing of our initial public offering. On January 26, 2007, Credit Facility No. 3 was amended to extend the maturity date to the earlier of September 30, 2007 or the closing of the next securitization. We expect to either sell and/or obtain alternative sources of financing for these assets prior to the maturity date. However, we can give no assurances that we will be able to do so. As of December 31, 2006, we had $73.3 million outstanding under Credit Facility No. 3.

From time to time, we also enter into repurchase agreements to finance certain of our securities available for sale. Repurchase agreements are agreements to sell securities to a counterparty with the simultaneous agreement to repurchase the same or substantially identical securities from the same counterparty at a later date with accrued interest. Repurchase agreements normally do not constitute economic sales and are therefore treated as collateralized financing transactions and are carried at the amount of cash received with the underlying securities sold continuing to be recognized as securities available for sale. Interest incurred on repurchase agreements is reported in interest expense. At December 31, 2006, we had five outstanding repurchase agreements totaling $83.7 million. Four of the repurchase agreements provide for the payment of interest at one-month LIBOR plus 0.50% and one of the agreements provides for the payment of interest at three-month LIBOR plus 0.75%. At December 31, 2006, the weighted average interest rate on our repurchase agreements was 5.88% per annum. The repurchase agreements provide for an original term to maturity ranging from six months to one year. At December 31, 2006, two of the repurchase agreements totaling $75.0 million matured on March 1, 2007 and were subsequently extended to March 1, 2008; two of the repurchase agreements totaling $2.8 million are scheduled to mature on June 28, 2007; and one of the repurchase agreements for $5.9 million matured on March 12, 2007 and was subsequently extended to September 12, 2007. If we cannot renew or replace these repurchase agreements as they mature we will be required to repay them from internal funds or find alternative sources of financing, as to which no assurance can be given.

Our debt obligations contain various customary non-financial loan covenants. Such covenants do not, in management’s opinion, materially restrict our investment strategy or our ability to raise capital. We are in compliance with all of our loan covenants as of December 31, 2006.

The following table provides a summary of our credit facilities at December 31, 2006:

		As of December 31, 2006
Debt Obligation	Collateral	Commitment	Outstanding	Interest Rate	Final Stated Maturity
(Dollars in thousands)
Amended Credit Facility No. 2(1)	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	$1,000,000	$369,328	1 Month LIBOR + 1.25%	12/15/08
Revolving Credit Facility	Beneficial interests in aircraft owning entities and related interests	$250,000	—	1 Month LIBOR + 1.50%	12/15/07
Credit Facility No. 3(2)	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	73,332	73,332	1 Month LIBOR + 1.50%	9/30/07
Securitization No. 1	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	549,400	549,400	1 Month LIBOR + 0.27%	06/20/31

		As of December 31, 2006
Debt Obligation	Collateral	Commitment	Outstanding	Interest Rate	Final Stated Maturity
(Dollars in thousands)
Repurchase Agreements(3)	Securities available for sale	75,055	75,055	1 Month LIBOR + 0.50%	3/1/07
Repurchase Agreements	Securities available for sale	2,759	2,759	1 Month LIBOR + 0.50%	6/28/07
Repurchase Agreement(4)	Securities available for sale	5,880	5,880	3 Month LIBOR + 0.75%	3/12/07
		$1,956,426	$1,075,753

(1)	On January 22, 2007, Amended Credit Facility No. 2 was amended to increase the maximum committed amount to $1.25 billion; provided that such amount will reduce to $1.0 billion on the earlier of (1) the closing of our next securitization financing or (2) June 30, 2007 (or, if we pay a commitment fee to the lenders, December 31, 2007).

(2)	On January 26, 2007, Credit Facility No. 3 was amended to extend the maturity date to the earlier of September 30, 2007 or the closing of our next securitization financing.

(3)	These agreements, which matured on March 1, 2007, was subsequently extended to a maturity date of March 1, 2008.

(4)	This agreement, which matured on March 12, 2007, was subsequently extended to a maturity date of September 12, 2007.

Securitization

On June 15, 2006, two of our subsidiaries, ACS Aircraft Finance Ireland plc and ACS Aircraft Finance Bermuda Limited, which we refer to together as the ACS Group, issued $560 million of Class A-1 notes, or the notes to a newly formed trust, ACS 2006-1 Pass Through Trust, or the trust. The trust simultaneously issued a single class of Class G-1 pass through trust certificates, or the certificates, representing undivided fractional interests in the notes. Payments on the notes will be passed through to the holders of the certificates. The notes are secured by ownership interests in aircraft-owning subsidiaries of ACS Bermuda and ACS Ireland and the individual aircraft leases, any cash or other assets held by the security trustee and rights under the service provider agreements and certain other agreements and assets. Each of ACS Bermuda and ACS Ireland has fully and unconditionally guaranteed each other’s obligations under the notes. However, the notes are neither obligations of or guaranteed by Aircastle Limited. The ACS Group used the proceeds from the sale of the notes to acquire directly or indirectly 40 aircraft from us and we paid for certain expenses incurred in connection with the offering of approximately $14.5 million. We used a portion of the proceeds of Securitization No. 1 to return $36.9 million to the Fortress funds in exchange for the cancellation of 3,693,200 of our common shares and $487.0 million of the proceeds to repay in full the amount outstanding under our previously existing $525.0 million senior secured credit facility. The notes provide for monthly payments of interest at a floating rate of one-month LIBOR plus 0.27% which was 5.62% at December 31, 2006 and scheduled payments of principal. The scheduled payments of principal have been calculated such that the principal balance of the notes is equal to 54.8% of the Initial Appraised Value of the aircraft, as such Initial Appraised Value is decreased over time by an assumed amount of depreciation. During the first five years of the transaction, subject to compliance with the debt service coverage ratio test in years four and five, all cash flows attributable to the underlying aircraft after payment of expenses, interest and scheduled principal payments, or excess securitization cash flows, will be available for distribution to us. We have used and intend to use the excess securitization cash flow to pay dividends and to make additional investments. We expect to refinance the notes on or prior to June 2011. In the event that the notes are not repaid on or prior to June 2011, the excess securitization cash flow will be used to repay the principal amount of the notes and will not be available to us to pay dividends to our shareholders. If during year four or five of the transaction, the debt service coverage ration test fails on two consecutive payment dates the excess securitization cash flow will be used to repay the principal amount of the notes and will not be available to us to pay dividends to our shareholders.

On August 4, 2006, the $45.8 million outstanding on a $525.0 million secured credit facility, was repaid in full, with proceeds from Securitization No. 1, and terminated.

Contractual Obligations

Our contractual obligations consist of principal and interest payments on variable rate liabilities, obligations under binding letters of intent to purchase aircraft and rent payments pursuant to our office leases. Total contractual obligations increased from $723.2 million at the end of 2005 to approximately $1.69 billion at December 31, 2006. The primary reasons for the increase are:

•	an increase in aggregate borrowings on credit facilities and Securitization No. 1, which reflects the increase in our flight equipment held for lease;

•	an increase in repurchase agreements to finance the acquisition of securities available for sale, which reflects the increase in our debt investments; and

•	the increase in contractual obligations due in greater than one year as compared to December 31, 2005 reflects the replacement of short-term credit facilities with longer term financing under Securitization No. 1.

The following table presents our actual contractual obligations and their maturity dates as of December 31, 2006:

Payments Due By Period as of December 31, 2006

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Amended Credit Facility No. 2(1)(2)	$418,948	$31,206	$387,742	$—	$—
Credit Facility No. 3(1)	76,932	76,932	—	—	—
Securitization No. 1(1)	875,969	52,654	104,743	142,284	576,288
Repurchase agreements(1)	84,576	84,576	—
Operating leases(3)	4,683	658	1,339	1,366	1,320
Purchase obligations(4)	230,850	230,850	—	—	—
Total	$1,691,958	$476,876	$493,824	$143,650	$577,608

(1)	Includes interest on variable rate, LIBOR-based instruments at the December 31, 2006 rate.

(2)	$205.5 million of the net proceeds from our initial public offering were used to repay a portion of our Amended Credit Facility No. 2 on August 15, 2006.

(3)	Represents contractual payments on our office leases in Stamford, Connecticut and Dublin, Ireland.

(4)	At December 31, 2006, we had binding letters of intent to acquire six aircraft. Three of the aircraft were subsequently acquired during 2007, one transaction is still pending and two of the letters of intent were subsequently terminated.

Our hedging transactions using derivative instruments and our securities repurchase transactions also involve counterparty credit risk. The counterparties to our derivative arrangements and repurchase agreements are major financial institutions with high credit ratings. As a result, we do not anticipate that any of these counterparties will fail to meet their obligations.

However, there can be no assurance that we will be able to adequately protect against this risk and will ultimately realize an economic benefit from our hedging strategies or recover the full value of the securities underlying our repurchase agreements in the event of a default by a counterparty.

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

Capital Expenditures

We make capital expenditures from time to time in connection with improvements made to our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. In 2004, we incurred $255,000 of capital expenditures. In 2005, we incurred a total of $30.5 million of capital expenditures related to the acquisition of aircraft. For the year ended December 31, 2006, we incurred a total of $6.2 million of capital expenditures related to the acquisition of aircraft.

As of December 31, 2006, the weighted average (by net book value) age of our aircraft was approximately 8.9 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Under our leases, the lessee is primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement. Under the terms of 40 of our leases, the lessee is required to make periodic payments to us in order to provide for the payment of maintenance tied to the usage of the aircraft. Under the terms of 27 of our leases, the lessee may be required to make a maintenance payment to us at the end of the lease based upon certain utilization criteria. The terms of two of our leases require that the lessee make both a monthly maintenance payment and an additional maintenance payment to us at the end of the lease term in certain circumstances. At December 31, 2006, we held $82.9 million of maintenance reserves. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.

Actual maintenance payments by lessees in the future may be less than projected as a result of a number of factors, including defaults by the lessees. Maintenance reserves may not cover the entire amount of actual maintenance expenses incurred and, where these expenses are not otherwise covered by the lessees, there can be no assurance that our operational cash flow and maintenance reserves will be sufficient to fund maintenance requirements, particularly as our aircraft age. See ‘‘Risk Factors — If lessees are unable to fund their maintenance requirements on our aircraft, our cash flow and our ability to meet our debt obligations or to pay dividends on our common shares could be adversely affected.’’

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2006.

Foreign Currency Risk and Foreign Operations

At December 31, 2006, all of our leases are payable in U.S. dollars. However, we incur Euro and Singapore dollar denominated expenses in connection with our subsidiary in Ireland and branch office in Singapore. As of December 31, 2006, 10 of our 45 employees were based in Ireland and 2 employees were based in Singapore. For the year ended December 31, 2006, expenses denominated in currencies other than the U.S. dollar, such as payroll and office costs, aggregated approximately

$3.67 million in U.S. dollar equivalents and represented approximately 13% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us more effectively to source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, it is likely that our international operations and our exposure to foreign currency risk will increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases we may enter into hedging transactions in the future to mitigate this risk. For the years ended December 31, 2005 and 2006 we incurred a net loss of $13,000 and $1,000 on foreign currency transactions, respectively.

Interest Rate Risk

Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. These risks are highly sensitive to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates. Our primary interest rate exposures relate to our lease agreements, debt investments, floating rate debt obligations and interest rate derivative instruments. Our lease agreements typically require the payment of a fixed amount of rent during the term of the lease. Similarly, our debt securities are predominately collateralized by fixed rate aircraft leases, and provide for a fixed coupon interest rate. However, our borrowing agreements generally require payments based on a variable interest rate index, such as LIBOR. Therefore, increases in interest rates may reduce our net income by increasing the cost of our debt without any corresponding increase in rents or cash flow from our securities. We are also exposed to loss on (i) our fixed-pay interest rate swaps to the extent interest rates decrease below the contractual fixed rates of our swaps and (ii) our other interest rate derivate instruments.

Changes in interest rates may also impact our net book value as our debt securities and derivatives are periodically marked-to-market through stockholders’ equity. Generally, as interest rates increase the value of our fixed rate debt securities decreases. The magnitude of the decrease is a function of the difference between the coupon rate and the current market rate of interest, the average life of the securities and the face amount of the securities. We are also exposed to loss on (i) our fixed pay interest rate swaps to the extent interest rates decrease below the contractual fixed rates of our swaps and (ii) our other derivative instruments. In general, we would expect that over time, decreases in the value of our debt securities attributable to interest rate changes will be offset to some degree by increases in the value of our derivative instruments, and vice versa. However, our policy is to hedge only a portion of the variable rate interest payments on our outstanding and/or expected future debt obligations rather than hedge the amount of our investments, therefore, our assets remain partially un-hedged. Furthermore, the relationship between spreads on debt securities and spreads on derivative instruments may vary from time to time, resulting in a net aggregate book value increase or decline. Changes in the general level of interest rates also can affect our ability to acquire new investments and our ability to realize gains from the settlement of such assets.

Hedging

The objective of our hedging policy is to adopt a risk averse position with respect to changes in interest rates. Accordingly, we have entered into a number of interest rate swaps and interest rate forward contracts to hedge the current and expected future interest rate payments on our variable rate debt. Interest rate swaps are agreements in which a series of interest rate flows are exchanged with a third party over a prescribed period. An interest rate forward contract is an agreement to make or receive a payment at the end of the period covered by the contract, with reference to a change in interest rates. The notional amount on a swap or forward contract is not exchanged. Our swap transactions typically provide that we make fixed rate payments and receive floating rate payments to convert our floating rate borrowings to fixed rate obligations to better match the largely fixed rate cash flows from our investments in flight equipment and debt securities. Similarly, our interest rate forward contracts typically provide for us to receive payment if interest rates increase and make a payment if they decrease. However, we can give no assurance that our net income will not be adversely affected during any period as a result of changing interest rates. We held the following interest rate derivative contracts as of December 31, 2006:

Hedged Item	Notional Amount	Effective Date	Maturity Date	Floating Rate	Fixed Rate	Fair Value of Derivative Asset or (Liability)
	(Dollars in thousands)
Securitization No. 1(a)	$549,400	Jun-06	Jun-16	1 Month LIBOR + 0.27%	5.78%	$(15,311)
Amended Credit Facility No. 2 and Credit Facility No. 3(b)	500,000	Mar-06	Mar-11	1 Month LIBOR	5.07%	(2,007)
Amended Credit Facility No. 2 and Credit Facility No. 3(c)	200,000	Jan-07	Aug-07	1 Month LIBOR	5.06%	(717)
Repurchase Agreement(d)	67,000	Feb-06	Jul-10	1 Month LIBOR	5.02%	157
Repurchase Agreement(e)	5,000	Dec-05	Sep-09	3 Month LIBOR	4.94%	22
Repurchase Agreement(f)	2,900	Jun-05	Mar-13	1 Month LIBOR	4.21%	134
Total	$1,324,300					$(17,722)

(a)	On June 1, 2006, we entered into a series of forward contracts to hedge the variable interest rate payments on Securitization No. 1. The notional amounts of the initial forward contracts in that series start at $560 million with respect to the July 2006 forward contract and decrease monthly based on the projected principal payments on the certificates. The terms of the forward contracts provide for a comparison of, on average, a fixed rate of 5.78% per annum and of one-month LIBOR plus 0.27%. The aggregate market value of the forward contracts at December 31, 2006 was a payable of approximately $15.3 million. The interest rate forward contracts are treated as cash flow hedges for accounting purposes with fair value adjustments recorded as a component of other comprehensive income on our balance sheet.

(b)	On March 21, 2006 we entered into a series of interest rate forward contracts to hedge the variable interest rate payments on debt we expected to incur to finance aircraft acquisitions over the next year. The notional amounts of the forward contracts in that series started at $100 million with respect to the March 2006 forward contract and increased to a maximum of $500 million with respect to the December 2006 forward contract. The increase in notional amount over time reflected projected aircraft acquisitions and related borrowings through December 2006. To the extent that actual interest payments on borrowings do not match anticipated cash flows from forward contracts, we may be required to recognize additional income or expense on the forward contracts. The terms of the forward contracts provide for a comparison of, on average, a fixed rate of 5.07% per annum and of one-month LIBOR. The aggregate market value of the forward contracts at December 31, 2006 was a payable of approximately $2.0 million. The interest rate forward contracts are treated as cash flow hedges for accounting purposes with fair value adjustments recorded as a component of other comprehensive income on our balance sheet.

(c)	On November 5, 2006 we entered into a $200 million notional interest rate swap to hedge the variable interest payments we expect to incur to finance aircraft acquisitions over the next year. The terms of the swap provide for payment of a fixed rate of 5.06% and the receipt of one month LIBOR. The aggregate market value of the swaps at December 31, 2006 was a payable of approximately $717,000. This swap has a start date of January 15, 2007 and a mandatory termination date of August 15, 2007. We have designated this interest rate swap as a cash flow hedge for accounting purposes.

(d)	In March 2006 we designated an interest rate swap which we had entered into in February 2006 as a hedge of the future variable-rate interest payments on a repurchase agreement we executed to finance our acquisition of securities. The interest rate swap had an initial notional principal amount of $74 million and decreases periodically based on estimated projected principal payments on the securities. The interest rate swap, which matures in July 2010, requires that we make semi-annual payments of a fixed rate of 5.02% per annum and receive monthly an amount based on the one-month LIBOR rate and the then current notional principal amount. At December 31, 2006 the market value of the swap was a receivable of approximately $157,000. The interest rate swap is treated as a cash flow hedge for accounting purposes with fair value adjustments recorded as a component of other comprehensive income on our balance sheet.

(e)	On December 5, 2005, we entered into a four-year interest rate swap with a notional amount of $5 million to hedge a repurchase agreement we had entered into to finance our acquisition of securities. The swap requires that we make semi-annual fixed rate payments of 4.94% and receive quarterly floating rate payments equal to three-month LIBOR. The market value of the swap was a receivable of approximately $22,000 at December 31, 2006. The interest rate swap is treated as a cash flow hedge for accounting purposes with fair value adjustments recorded as a component of other comprehensive income on our balance sheet.

(f)	On June 28, 2005, we entered into a seven-year interest rate swap with a notional amount of $2.9 million to hedge a floating rate repurchase agreement we had entered into to finance our acquisition of securities. The swap requires that we make quarterly fixed rate payments at 4.21% per annum and receive monthly floating rate payments equal to one-month LIBOR. The market value of the swap was a receivable of approximately $134,000 at December 31, 2006. The interest rate swap is treated as a cash flow hedge for accounting purposes with fair value adjustments recorded as a component of other comprehensive income on our balance sheet.

Related Party Transactions

Prior to our initial public offering, substantially all of the ownership interests in Aircastle were beneficially owned by our employees and funds managed by affiliates of Fortress. In 2004, Fortress committed to invest $400 million of equity in Aircastle, all of which was drawn as of December 31, 2005. On February 8, 2006, the Fortress funds contributed an additional $36.9 million in exchange for 3,693,200 of our common shares. On July 21, 2006, we returned the $36.9 million to the Fortress funds in exchange for the cancellation of 3,693,200 of our common shares.

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

Management’s Use of EBITDA

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

Limitations of EBITDA

EBITDA has limitations as an analytical tool. It should not be viewed in isolation or as a substitute for GAAP measures of earnings. Material limitations in making the adjustments to our earnings to calculate EBITDA, and using this non-GAAP financial measure as compared to GAAP net income (loss), include:

•	depreciation and amortization, though not directly affecting our current cash position, represent the wear and tear and/or reduction in value of our aircraft, which affects the aircraft’s availability for use and may be indicative of future needs for capital expenditures; and

•	the cash portion of income tax (benefit) provision generally represents charges (gains), which may significantly affect our financial results.

An investor or potential investor may find this item important in evaluating our performance, results of operations and financial position. We use non-GAAP financial measures to supplement our GAAP results in order to provide a more complete understanding of the factors and trends affecting our business.

EBITDA is not an alternative to net income, income from operations or cash flows provided by or used in operations as calculated and presented in accordance with GAAP. You should not rely on EBITDA as a substitute for any such GAAP financial measure. We strongly urge you to review the reconciliation of EBITDA to GAAP net income (loss), along with our consolidated financial statements included elsewhere in this report. We also strongly urge you to not rely on any single financial measure to evaluate our business. In addition, because EBITDA is not a measure of financial performance under GAAP and is susceptible to varying calculations, the EBITDA measure, as presented in this report, may differ from and may not be comparable to similarly titled measures used by other companies. The table below shows the reconciliation of net income (loss) to EBITDA for the period from October 29 to December 31, 2004, and the years ended December 31, 2005 and 2006.

	Period from October 29, 2004 (Commencement of Operations) Through December 31,	Year Ended December 31,	Year Ended December 31,
(Dollars in thousands)	2004	2005	2006
Net income (loss)	$(1,465)	$228	$51,206
Depreciation	390	14,460	56,629
Amortization	30	734	4,406
Interest, net	(9)	7,739	50,477
Income tax provision	—	940	4,960
Earnings from discontinued operations, net of income taxes	—	(1,107)	(3,399)
EBITDA	$(1,054)	$22,994	$164,279

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For our debt securities and variable rate liabilities, the table presents principal cash flows by expected maturity date and related weighted-average interest rates as of the end of each period. Weighted-average variable rates are based on implied forward rates as derived from appropriate annual spot rate observations as of the reporting date. For interest rate swaps and forward contracts, the table presents notional amounts by expected maturity date and weighted-average interest rates as of the end of each period:

(Dollars in thousands)	Face/Notional/ Market Value amount December 31, 2006	Face/Notional Amount Maturing						Fair Value December 31, 2006
		Year Ended December 31,
		2007	2008	2009	2010	2011	Thereafter
Fixed Rate Assets
Securities Available for Sale	$120,271	$25,883	$14,119	$19,822	$39,117	$4,914	$16,415	$121,273
Average coupon rate, end of period(1)	7.77%	7.78%	7.78%	7.82%	8.06%	8.14%
Variable Rate Liabilities(2)
Borrowed under Credit Facilities	$442,659	$80,376	$362,283	$—	$—	$—	$—	$442,660
Average coupon rate, end of period(4)	6.64%	6.78%	6.72%	—	—	—
Securitized Notes(3)
Certificates Issued	$549,400	$22,004	$23,103	$24,239	$25,410	$65,668	$388,976	$549,400
Average coupon rate, end of period(4)	5.62%	5.80%	5.74%	5.58%	5.50%	5.38%
Repurchase Obligations	$83,694	$83,694	$—	$—	$—	$—	$—	$83,694
Average coupon rate, end of period(4)	5.88%	6.03%	—	—	—	—
Interest Rate Swaps Related to Credit Facilities
Pay/fixed/receive variable	$74,900	$28,000	$11,500	$14,500	$18,000	$—	$2,900	$313
Average pay fixed rate	4.98%	4.96%	4.94%	4.88%	4.21%	4.21%
Average receive variable rate, end of period(5)(6)	5.35%	5.54%	5.47%	5.31%	5.23%	5.11%
Interest Rate Forwards Related to Credit Facilities
Notional Amounts(7)	$500,000	$—	$—	$—	$—	$—	$500,000	$(2,007)
Average pay fixed rate	5.07%	5.07%	5.07%	5.07%	5.07%	5.07%
Average receive variable rate, end of period(5)(6)	5.35%	5.53%	5.47%	5.31%	5.23%	5.11%
Interest Rate Swaps Related to Credit Facilities
Notional Amounts(8)	$200,000	$—	$—	$—	$—	$—	$200,000	$(717)
Average pay fixed rate	5.06%	5.06%	5.06%	5.06%	5.06%	5.06%
Average receive variable rate, end of period(5)(6)	5.35%	5.53%	5.47%	5.31%	5.23%	5.11%
Interest Rate Forwards Related to Securitization No.1
Notional Amounts(9)	$549,400	$22,004	$23,103	$24,239	$25,410	$82,215	$372,429	$(15,311)
Average pay fixed rate	5.78%	5.78%	5.78%	5.78%	5.78%	5.78%
Average receive variable rate, end of period(5)(6)	5.62%	5.80%	5.74%	5.58%	5.50%	5.38%

(1)	Refers to the weighted-average interest rate on the face amount of securities remaining at the end of each period.

(2)	Amounts shown as projected future variable-rate liabilities maturing excluding cash interest receipts or payments when due.

(3)	As described in Note 6, on June 15, 2006 the Company issued certificates under Securitization No. 1. A portion of the proceeds were used to repay in full Credit Facility No. 1 previously reported above in our consolidated balance sheets in the combined balance of amounts included under ‘‘Borrowings under credit facilities’’.

(4)	Refers to the weighted-average interest rate on the face amount of variable-rate liabilities outstanding at the end of each period.

(5)	Refers to the weighted-average interest rate on notional amount of interest rate swaps and forward contracts outstanding at the end of each period.

(6)	The variable rate on our interest rate swaps and equivalent rate on our forward contracts is reset monthly at one-month LIBOR or quarterly at three-month LIBOR, as applicable.

(7)	On March 21, 2006, the Company entered into a series of interest rate forward contracts to hedge the variability of future interest payments on our credit facilities. The notional amounts of the forward contracts in that series started at $100 million with respect to March 2006 forward contract and increased to a maximum of $500 million with respect to the December 2006 forward contract.

(8)	On November 5, 2006 we entered into a $200 million notional interest rate swap to hedge the variable interest payments we expect to incur to finance aircraft acquisitions over the next year.

(9)	On June 1, 2006 the Company entered into a series of forward contracts to hedge variable interest rate payments on Securitization No. 1. The notional amounts of the initial contracts in that series start at $560 million with respect to the July 2006 forward contract and decrease monthly based upon projected principal payments on the certificates.

The fair value of securities available for sale, repurchase obligations and interest rate swaps related to repurchase agreements all increased from December 31, 2005 to December 31, 2006 because of our purchase of additional debt securities during the year ended December 31, 2006, our execution of repurchase agreements to finance the acquisition of debt securities and our execution of interest rate swaps to hedge the variable interest payments on the LIBOR-based repurchase agreements. The amount of borrowings under credit facilities also increased during the year ended December 31, 2006 in connection with the financing of additional aircraft acquisitions..

On January 23, 2007, we entered into three interest rate swaps with a combined notional amount of $920 million to hedge the variable interest payments on debt we expect to incur to finance aircraft acquisitions over the next several years. The terms of the swap provide for payment of a fixed rate of 5.14%, 5.14% and 5.16%, respectively, and receipt of one-month LIBOR on the notional amount. These swaps have a start date of February 15, 2007, July 15, 2007 and January 15, 2008, respectively, a termination date of April 15, 2017, December15, 2017 and February 15, 2019, respectively and a mandatory early termination date of August 15, 2007, August 15, 2008 and February 15, 2009, respectively. We have designated these interest rate swaps as cash flow hedges for accounting purposes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the F-Pages contained herein, which include our audited consolidated financial statements. The information required by this item is contained in the consolidated financial statements set forth in Item 15(a) under the caption ‘‘Consolidated Financial Statements’’ as part of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), as of the end of the period covered by this report. Our Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective.

Changes in Internal Controls

There have not been any changes in our internal control over financial reporting (as such terms is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Assessment of Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and background of each of our directors nominated for election will be contained under the caption ‘‘Election of Directors’’ in our Proxy Statement for our 2007 Annual General Meeting of Shareholders. The identification of our Audit Committee and our Audit Committee financial experts will be contained in our Proxy Statement for our 2007 Annual General Meeting of Shareholders under the captions ‘‘CORPORATE GOVERNANCE — Committees of the Board of Directors – The Audit Committee.’’ Information regarding the adoption of our Code of Business Ethics and Conduct, any material amendments thereto and any related waivers will be contained in our Proxy Statement for our 2007 Annual General Meeting of Shareholders under the captions ‘‘CORPORATE GOVERNANCE — Code of Business Ethics and Conduct.’’ All of the foregoing information is incorporated herein by reference. The Code of Business Ethics and Conduct is posted on AYR’s Website at www.aircastle.com under Investors — Corporate Governance. Pursuant to Item 401(b) of Regulation S-K, the requisite information pertaining to our executive officers is reported under Item 4 of Part I of this report.

Information on compliance with Section 16(a) of the Exchange Act will be contained in our Proxy Statement for our 2007 Annual General Meeting of Shareholders under the captions ‘‘OWNERSHIP OF AYR COMMON SHARES — Section 16 Beneficial Ownership Reporting Compliance’’ and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

Information on compensation of our directors and certain named executive officers will be contained in our Proxy Statement for our 2007 Annual General Meeting of Shareholders under the captions ‘‘Directors’ Compensation’’ and ‘‘EXECUTIVE COMPENSATION,’’ respectively, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information on the number of shares of AYR common shares beneficially owned by each director, each named executive officer and by all directors and executive officers as a group will be contained under the captions ‘‘OWNERSHIP OF THE COMPANY’’S COMMON SHARES — Security Ownership by Management’’ and information on each beneficial owner of more than 5% of AYR Common Shares is contained under the captions ‘‘OWNERSHIP OF THE COMPANY’S COMMON SHARES-Security Ownership of Certain Beneficial Owners’’ in our Proxy Statement for our 2007 Annual General Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to certain transactions between AYR and its affiliates and certain other persons will be set forth under the caption ‘‘CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS’’ in our Proxy Statement for our 2007 Annual General Meeting of Shareholders and is incorporated herein by reference.

Information relating to director independence will be set forth under the caption ‘‘PROPOSAL NUMBER ONE — ELECTION OF DIRECTORS — Director Independence’’ in our Proxy Statement for our 2007 Annual General Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to audit fees, audit-related fees, tax fees and all other fees billed in fiscal 2006 and by E&Y, for services rendered to AYR is set forth under the caption ‘‘INDEPENDENT AUDITOR FEES’’ in the Proxy Statement for our 2007 Annual General Meeting of Shareholders and is incorporated herein by reference. In addition, information relating to the pre-approval policies and procedures of the Audit Committee is set forth under the caption ‘‘INDEPENDENT AUDITOR FEES — Pre-Approval Policies and Procedures’’ in the Proxy Statement for our 2007 Annual General Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements — The following consolidated financial statements of Aircastle and its subsidiaries are filed as part of this report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2005 and December 31, 2006.

Consolidated Statements of Operations for the period from October 29 (Commencement of Operations) to December 31, 2004 and for the years ended December 31, 2005 and December 31, 2006.

Consolidated Statements of Cash Flows for the period from October 29 (Commencement of Operations) to December 31, 2004 and for the years ended December 31, 2005 and December 31, 2006.

Consolidated Statements of Shareholders’ Equity for the period from October 29 (Commencement of Operations) to December 31, 2004 and for the years ended December 31, 2005 and December 31, 2006.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules: There are no Financial Statement Schedules filed as part of this annual report, since the required information is included in the Consolidated Financial Statements, including the notes thereto, or the circumstances requiring inclusion of such schedules are not present.

3.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated as of January 21, 2007 by and among the Sellers listed on Schedule 1-A, each of which is a direct or indirect subsidiary of Guggenheim Aviation Investment Fund, LP, a Delaware limited partnership; and the Purchasers listed on Schedule 1-B, each of which is a direct or indirect subsidiary of Aircastle Limited, a Bermuda exempted company.†††††
3.1	Memorandum of Association†
3.2	Bye-laws†
4.1	Specimen Share Certificate†
4.2	Amended and Restated Shareholders Agreement among Aircastle Limited and Fortress Investment Fund III LP, Fortress Investment Fund III (Fund B) LP, Fortress Investment Fund III (Fund C) LP, Fortress Investment Fund III (Fund D) L.P., Fortress Investment Fund III (Fund E) LP, Fortress Investment Fund III (Coinvestment Fund A) LP, Fortress Investment Fund III (Coinvestment Fund B) LP, Fortress Investment Fund III (Coinvestment Fund C) LP, Fortress Investment Fund III (Coinvestment Fund D) L.P., Drawbridge Special Opportunities Fund LP, Drawbridge Special Opportunities Fund Ltd. and Drawbridge Global Macro Master Fund Ltd.†
10.1	Aircastle Limited 2005 Equity and Incentive Plan†
10.2	Form of Restricted Share Purchase Agreement†
10.3	Form of Restricted Share Grant Letter†
10.4	Form of International Restricted Share Grant Letter†
10.5	Letter Agreement, dated May 2, 2005, between Aircastle Limited and Ron Wainshal†
10.6	Letter Agreement, dated February 3, 2005, between Aircastle Limited and Mark Zeidman†
10.7	Letter Agreement, dated March 8, 2006, between Aircastle Advisor LLC and Mark Zeidman†
10.8	Letter Agreement, dated February 3, 2005, between Aircastle Limited and David Walton†
10.9	Letter Agreement, dated March 8, 2006, between Aircastle Advisor LLC and David Walton†
10.10	Letter Agreement, dated July 15, 2004, between Fortress Investment Group LLC and Joseph Schreiner†
10.11	Letter Agreement, dated February 24, 2006, between Aircastle Advisor LLC and Joseph Schreiner†
10.12	Letter Agreement, dated April 29, 2005, between Aircastle Advisor LLC and Jonathan Lang†
10.13	Letter Agreement, dated March 8, 2006 between Aircastle Advisor LLC and Jonathan M. Lang†
10.14	Letter Agreement, dated January 8, 2007, between Aircastle Advisor LLC and Michael Platt††††

Exhibit No.	Description
10.15	Credit Agreement, dated as of February 28, 2006, by and among Aircastle Investment Holdings 2 Limited, Aircastle Ireland No. 3 Limited, certain Holding Subsidiary Trusts and Holdings SPCs designated as Borrowing Affiliates, JPMorgan Chase Bank, N.A., Bear Stearns Corporate Lending Inc. and Citibank, N.A.†
10.16	Parent Guarantor Guaranty Agreement, dated as of February 28, 2006, by Aircastle Limited to JPMorgan Chase Bank, N.A.†
10.17	364-Day Senior Secured Credit Agreement, dated as of October 25, 2005, by and among Aircastle Ireland No. 2 Limited, the borrowers party thereto, Citibank, N.A. and the other lenders party thereto from time to time†
10.18	Subscription Agreement, dated as of April 28, 2006, between Aircastle Limited and Ueberroth Family Trust†
10.19	Remarketing, Administrative and Technical Services Letter, dated as of January 1, 2006 between Aircastle Advisor LLC and FIT Aero Investments Limited†
10.20	Remarketing, Administrative and Technical Services Letter, dated as of January 1, 2006 between Aircastle Advisor (Ireland) Limited and FIT Aero Investments Limited†
10.21	Third Amended and Restated Credit Agreement, dated as of October 24, 2005, by and among Aircastle Investment Holdings Limited, Aircastle Ireland No. 1 Limited, certain Holding Subsidiary Trusts and Holdings SPCs designated as borrowing affiliates, ABH 12 Limited, JPMorgan Chase Bank, N.A. and Bear Stearns Corporate Lending Inc.†
10.22	First Amendment, dated as of November 7, 2005, to the Third Amended and Restated Credit Agreement†
10.23	Second Amendment, dated as of February 24, 2006, to the Third Amended and Restated Credit Agreement†
10.24	Third Amendment, dated as of April 28, 2006, to the Third Amended and Restated Credit Agreement†
10.25	Letter of Intent, dated March 17, 2006 by and between Aircastle Advisor LLC and First Greenwich Kahala Limited†
10.26	Trust Indenture, dated as of June 15, 2006, among ACS Aircraft Finance Bermuda Limited, as Issuer, ACS Aircraft Finance Ireland PLC, as Guarantor, Deutsche Bank Trust Company Americas, in its capacity as the Cash Manager, Deutsche Bank Trust Company Americas, in its capacity as the person accepting appointment as the Trustee under the Indenture, CALYON, Financial Guaranty Insurance Company and Deutsche Bank Trust Company Americas, in its capacity as the Drawing Agent†
10.27	Trust Indenture, dated as of June 15, 2006, among ACS Aircraft Finance Ireland PLC, as Issuer, ACS Aircraft Finance Bermuda Limited, as Guarantor, Deutsche Bank Trust Company Americas, in its capacity as the Cash Manager, Deutsche Bank Trust Company Americas, in its capacity as the person accepting appointment as the Trustee under the Indenture, CALYON, Financial Guaranty Insurance Company and Deutsche Bank Trust Company Americas, in its capacity as the Drawing Agent†
10.28	Amended and Restated Aircastle Limited 2005 Equity and Incentive Plan†

Exhibit No.	Description
10.29	First Amendment, dated as of June 15, 2006, to the Credit Agreement, dated as of February 28, 2006, by and among Aircastle Investment Holdings 2 Limited, Aircastle Ireland No. 3 Limited, certain Holding Subsidiary Trusts and Holdings SPCs designated as Borrowing Affiliates, JPMorgan Chase Bank, N.A., Bear Stearns Corporate Lending Inc. and Citibank, N.A.†
10.30	Amendment No. 1, dated as of July 18, 2006, to the 364-Day Senior Secured Credit Agreement, dated as of October 25, 2005, by and among Aircastle Ireland No. 2 Limited, the borrowers party thereto, Citibank, N.A. and the other lenders party thereto from time to time†
10.31	Form of Indemnification Agreement with directors and officers.†
10.32	Aircraft Sale and Purchase Agreement, dated as of August 17, 2006, between Maersk Aircraft A/S and Wells Fargo Bank Northwest, N.A. (not in its individual capacity but solely as Owner Trustee) in respect of Aircraft msn 28010††
10.32	Aircraft Lease Novation and Amendment Agreement, dated as of August 17, 2006, between Maersk Aircraft A/S and Wells Fargo Bank Northwest, N.A. (not in its individual capacity but solely as Owner Trustee) and Sterling Airlines A/S in respect of Aircraft msn 28010††
10.33	Lease Agreement, dated as of September 12, 2005, between Maersk Aircraft A/S and Sterling Airlines A/S in respect of Aircraft msn 28010††
10.34	Amendment and Restatement, dated as of December 15, 2006, of the Credit Agreement, dated as of February 28, 2006, by and among Aircastle Investment Holdings 2 Limited, Aircastle Ireland No. 3 Limited and certain Borrowing Affiliates, as Borrowers, and JPMorgan Chase Bank, N.A., Bear Stearns Corporate Lending Inc. and Citicorp North America, Inc., as Lenders, and JPMorgan Chase Bank, N.A., as Agent†††
10.35	Credit Agreement, dated as of December 15, 2006, among Aircastle Limited as Parent, Aircastle Holding Corporation Limited, Aircastle Ireland Holdings Limited, as Borrowers, JPMorgan Chase Bank, N.A., Bear Stearns Corporate Lending Inc. and Citicorp North America, Inc., as Lenders, and JPMorgan Chase Bank, N.A., as Agent†††
10.36	Guaranty Agreement, dated as of December 15, 2006, among Aircastle Limited, Aircastle Advisor LLC, Aircastle Bermuda Securities Limited and Aircastle Ireland Holdings Limited, as Guarantors, and JPMorgan Chase Bank, N.A., as Agent for the Lenders†††
10.37	Amendment No. 2, dated as of January 26, 2007 to the Amended 364-Day Senior Secured Credit Agreement, dated as of October 25, 2005, as amended by Amendment No. 1 thereto dated as of July 21, 2006, by and among Wells Fargo Bank Northwest, National Association as Borrowers 337 and 342, Aircastle Ireland No. 2 Limited, a limited liability company incorporated in Ireland and Citibank, N.A., as lender and agent**
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Incorporated by reference to the Company’s registration statement on Form S-1, filed with the SEC on June 2, 2006, as amended on July 10, 2006, July 25, 2006 and August 2, 2006.

††	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on August 18, 2006.

†††	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on December 18, 2006.

††††	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on January 9, 2007.

†††††	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on January 25, 2007.

**	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on January 30, 2007.

Schedule 1

The following documents have been omitted from this Annual Report on Form 10-K, in accordance with Instruction 2 to Item 601(a) of Regulation S-K, as they are substantially identical in all material respects to the documents filed.

1.	Aircraft Sale and Purchase Agreement, to be dated on or about August 21, 2006, between Maersk Aircraft A/S and Wells Fargo Bank Northwest, N.A. (not in its individual capacity but solely as Owner Trustee) in respect of Aircraft msn 28008.

2.	Aircraft Sale and Purchase Agreement, to be dated on or about August 23, 2006, between Maersk Aircraft A/S and Wells Fargo Bank Northwest, N.A. (not in its individual capacity but solely as Owner Trustee) in respect of Aircraft msn 28009.

3.	Aircraft Sale and Purchase Agreement, dated August 17, 2006, between Maersk Aircraft A/S and Wells Fargo Bank Northwest, N.A. (not in its individual capacity but solely as Owner Trustee) in respect of Aircraft msn 28013.

4.	Aircraft Sale and Purchase Agreement, dated August 17, 2006, between A/S Maersk Aviation Holding and Wells Fargo Bank Northwest, N.A. (not in its individual capacity but solely as Owner Trustee) in respect of Aircraft msn 28014.

5.	Aircraft Sale and Purchase Agreement, dated August 17, 2006, between A/S Maersk Aviation Holding and Wells Fargo Bank Northwest, N.A. (not in its individual capacity but solely as Owner Trustee) in respect of Aircraft msn 28015.

6.	Aircraft Lease Novation and Amendment Agreement, to be dated on or about August 21, 2006, between Maersk Aircraft A/S and Wells Fargo Bank Northwest, N.A. (not in its individual capacity but solely as Owner Trustee) and Sterling Airlines A/S in respect of Aircraft msn 28008.

7.	Aircraft Lease Novation and Amendment Agreement, to be dated on or about August 23, 2006, between Maersk Aircraft A/S and Wells Fargo Bank Northwest, N.A. (not in its individual capacity but solely as Owner Trustee) and Sterling Airlines A/S in respect of Aircraft msn 28009.

8.	Aircraft Lease Novation and Amendment Agreement, dated August 17, 2006, between Maersk Aircraft A/S and Wells Fargo Bank Northwest, N.A. (not in its individual capacity but solely as Owner Trustee) and Sterling Airlines A/S in respect of Aircraft msn 28013.

9.	Aircraft Lease Novation and Amendment Agreement, dated August 17, 2006, between A/S Maersk Aviation Holding and Wells Fargo Bank Northwest, N.A. (not in its individual capacity but solely as Owner Trustee) and Sterling Airlines A/S in respect of Aircraft msn 28014.

10.	Aircraft Lease Novation and Amendment Agreement, dated August 17, 2006, between Maersk Aircraft A/S and Wells Fargo Bank Northwest, N.A. (not in its individual capacity but solely as Owner Trustee) and Sterling Airlines A/S in respect of Aircraft msn 28015.

11.	Lease Agreement, dated September 12, 2005, between Maersk Aircraft A/S and Sterling Airlines A/S in respect of msn 28008.

12.	Lease Agreement, dated September 12, 2005, between Maersk Aircraft A/S and Sterling Airlines A/S in respect of msn 28009.

13.	Lease Agreement, dated September 12, 2005, between Maersk Aircraft A/S and Sterling Airlines A/S in respect of msn 28013.

14.	Lease Agreement, dated as of September 12, 2005, between A/S Maersk Aviation Holding and Sterling Airlines A/S in respect of msn 28014.

15.	Lease Agreement, dated as of September 12, 2005, between A/S Maersk Aviation Holding and Sterling Airlines A/S in respect of msn 28015.

Index to Financial Statements

Page
Consolidated Financial Statements — December 31, 2004, 2005 and 2006
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2005 and 2005	F-3
Consolidated Statements of Operations for the Period from October 29, 2004 (Commencement of Operations) to December 31, 2004 and for the years ended December 31, 2005 and 2006	F-4
Consolidated Statements of Cash Flows for the Period from October 29, 2004 (Commencement of Operations) to December 31, 2004 and for the years ended December 31, 2005 and 2006	F-5
Consolidated Statements of Shareholders’ Equity for the Period from October 29, 2004 (Commencement of Operations) to December 31, 2004 and for the years ended December 31, 2005 and 2006	F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aircastle Limited

We have audited the accompanying consolidated balance sheets of Aircastle Limited and subsidiaries as of December 31, 2005 and 2006, and the related consolidated statements of operations, cash flows and shareholders’ equity for the period October 29, 2004 (commencement of operation) through December 31, 2004, and each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aircastle Limited and subsidiaries at December 31, 2005 and 2006 and the consolidated results of their operations and their cash flows for the period October 29, 2004 (commencement of operations) through December 31, 2004 and each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York
March 19, 2007

Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31, 2005	December 31, 2006
ASSETS
Cash and cash equivalents	$79,943	$58,118
Accounts receivable	3,115	7,696
Debt securities, available for sale	26,907	121,273
Restricted cash and cash equivalents	40,652	106,069
Flight equipment held for sale	54,917	—
Flight equipment held for lease, net of accumulated depreciation of $14,685 and $70,478	746,124	1,590,355
Leasehold improvements, furnishings and equipment, net of accumulated depreciation of $165 and $694	1,529	1,506
Fair value of derivative assets	3,608	313
Aircraft purchase deposits	3,465	4,650
Other assets	7,272	28,723
Total assets	$967,532	$1,918,703
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings under credit facilities	$490,588	$442,660
Borrowings from securitization	—	549,400
Accounts payable, accrued expenses and other liabilities	12,038	31,252
Dividends payable	—	22,584
Payable to affiliates	105	132
Lease rentals received in advance	6,241	11,068
Repurchase agreements	8,665	83,694
Security deposits	20,143	39,767
Maintenance payments	16,946	82,914
Fair value of derivative liabilities	1,870	18,035
Total liabilities	556,596	1,281,506
Commitments and Contingencies – Note 13
SHAREHOLDERS’ EQUITY
Preference shares, $.01 par value, 50,000,000 shares authorized, no shares issued and outstanding at December 31, 2005 and 2006	$—	$—
Common shares, $.01 par value, 250,000,000 shares authorized, 40,000,000 shares issued and outstanding at December 31, 2005; and 51,621,279 shares issued and outstanding at December 31, 2006	400	516
Additional paid-in capital	400,009	630,154
Dividends in excess of earnings	(1,237)	(3,382)
Accumulated other comprehensive income	11,764	9,909
Total shareholders’ equity	410,936	637,197
Total liabilities and shareholders’ equity	$967,532	$1,918,703

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)

	Period from October 29 (Commencement of Operations) to December 31, 2004	Years Ended December 31,
		2005	2006
Revenues
Lease rentals	$78	$32,978	$180,080
Interest income	—	2,942	9,038
Other revenue	—	106	209
Total revenues	78	36,026	189,327
Expenses
Depreciation	390	14,460	56,629
Interest (net of interest income of $9, $1,364 and $6,281 for 2004, 2005 and 2006, respectively)	(9)	7,739	50,477
Selling, general and administrative (including non-cash share based payment expense of $0, $409 and $8,895 for 2004, 2005 and 2006, respectively)	1,117	12,595	27,866
Other expenses	45	1,171	1,588
Total expenses	1,543	35,965	136,560
Income (loss) from continuing operations before income taxes	(1,465)	61	52,767
Income tax provision	—	940	4,960
Income (loss) from continuing operations	(1,465)	(879)	47,807
Earnings from discontinued operations, net of income taxes	—	1,107	3,399
Net income (loss)	$(1,465)	$228	$51,206
Basic earnings (loss) per share:
Income (loss) from continuing operations	$(.04)	$(.02)	$1.05
Earnings from discontinued operations, net of income taxes	—	.03	.07
Net income (loss) per share	$(.04)	$.01	$1.12
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(.04)	$(.02)	$1.04
Earnings from discontinued operations, net of income taxes	—	.03	.07
Net income (loss) per share	$(.04)	$.01	$1.11
Dividends paid per share	$—	$—	$.70

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands, except per share amounts)

	Period from October 29 (Commencement of Operations) to December 31 2004	Year Ended December 31
		2005	2006
Cash flows from Operating activities
Net income (loss)	$(1,465)	$228	$51,206
Adjustments to reconcile net (loss) income to net cash provided by operating activities (inclusive of amounts related to discontinued operations)
Depreciation	390	14,460	56,629
Amortization of deferred financing costs	—	1,175	6,380
Amortization of lease premiums and discounts, and other related lease items	30	897	(3,705)
Deferred income taxes	—	333	2,341
Accretion of purchase discounts on debt securities	—	(787)	(756)
Non-cash share based payment expense	—	409	8,895
Cash flow hedges reclassified into earnings	—	—	(2,213)
Ineffective portion of cash flow hedges	—	126	(814)
Gain on the sale of flight equipment	—		(2,240)
Loss on sale of debt securities	—	7	—
Changes on certain assets and liabilities:
Accounts receivable	(350)	(2,765)	(4,581)
Restricted cash and cash equivalents	—	(40,652)	(65,417)
Other assets	(61)	(535)	(634)
Accounts payable, accrued expenses and other liabilities	272	9,700	(255)
Payable to affiliates	1,098	(988)	27
Lease rentals received in advance	902	5,339	4,827
Security deposits and maintenance payments	3,474	33,615	85,592
Net cash provided by operating activities	4,290	20,562	135,282
Cash flows from investing activities
Acquisition and improvement of flight equipment	(97,405)	(664,643)	(882,920)
Investment in purchase of flight equipment held for sale	—	(54,917)	—
Disposition of flight equipment held for sale	—	—	57,157
Purchase of debt securities	—	(29,376)	(92,726)
Margin call on derivative	—	—	(4,345)
Leasehold improvements, furnishings and equipment	—	(2,892)	(506)
Aircraft purchase deposits	—	(3,465)	(1,186)
Principal repayments on debt securities	—	10,461	3,606
Proceeds from sale of debt securities	—	2,688	—
Net cash used in investing activities	(97,405)	(742,144)	(920,920)
Cash flows from financing activities
Issuance of common shares to Fortress, director and employees	400	—	38,703
Issuance of common shares in initial public offering, net	—	—	219,595
Repurchase of shares from Fortress	—	—	(36,932)
Proceeds from securitization	—	—	560,000
Credit facility borrowings	—	490,588	751,736
Securitization repayments	—	—	(10,600)
Credit facility repayments	—	—	(799,664)
Deferred financing costs	—	(4,613)	(19,434)
Proceeds from repurchase agreements	—	8,679	76,007
Proceeds from terminated cash flow hedges	—	—	16,142
Principal repayment on repurchase agreement	—	(14)	(978)
Dividends paid	—	—	(30,762)
Capital contributions	92,715	306,885	—
Net cash provided by financing activities	93,115	801,525	763,813
Net increase (decrease) in cash and cash equivalents	—	79,943	(21,825)
Cash and cash equivalents at beginning of period	—	—	79,943
Cash and cash equivalents at end of period	$—	$9,943	$58,118
Supplemental Disclosures of cash flow information
Cash paid during the period for interest	$—	$6,695	$49,012
Cash paid during the period for income taxes	$—	$—	$2,288

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Dollars in thousands, except share amounts)

	Common Shares		Additional Paid-In Capital	Dividends in Excess of Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Shareholders’ equity, October 29, 2004 (commencement of operations)	—	$—	$—	$—	$—	$—
Issuance of common shares	40,000,000	400	—	—	—	400
Capital contributions	—	—	100,300	—	—	100,300
Net (loss)	—	—	—	(1,465)	—	(1,465)
Balance, December 31, 2004	40,000,000	400	100,300	(1,465)	—	99,235
Capital contributions	—	—	299,300	—	—	299,300
Amortization of share based payments	—	—	409	—	—	409
Comprehensive income:
Net income	—	—	—	228	—	228
Net change in fair value of derivatives	—	—	—	—	1,864	1,864
Net unrealized appreciation on debt securities	—	—	—	—	9,900	9,900
Total comprehensive income	—	—	—			11,992
Balance, December 31, 2005	40,000,000	400	400,009	(1,237)	11,764	410,936
Issuance of common shares – Initial public offering, net of offering expenses	10,454,535	104	219,491	—	—	219,595
Issuance of common shares to Fortress	3,693,200	37	36,895	—	—	36,932
Issuance of common shares to directors and employees	1,166,744	12	6,083	—	—	6,095
Repurchase of common shares from Fortress	(3,693,200)	(37)	(36,895)	—	—	(36,932)
Amortization of share based payments		—	4,571	—	—	4,571
Dividends declared	—	—	—	(53,351)	—	(53,351)
Comprehensive income:
Net income	—	—	—	51,206	—	51,206
Other comprehensive income:
Net change in fair value of derivatives	—	—	—	—	(4,132)	(4,132)
Derivative gain reclassified into earnings					(2,213)	(2,213)
Net unrealized appreciation on debt securities	—	—	—	—	4,490	4,490
Total comprehensive income						49,351
Balance, December 31, 2006	51,621,279	$516	$630,154	$(3,382)	$9,909	$637,197

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 1.    Summary of Significant Accounting Policies

Organization

Aircastle Limited, formerly Aircastle Investment Limited, (‘‘Aircastle,’’ the ‘‘Company,’’ ‘‘we,’’ ‘‘us’’ or ‘‘our’’) is a Bermuda exempted company that was incorporated on October 29, 2004 by Fortress Investment Group LLC and certain of its affiliates (together, the ‘‘Fortress Shareholders’’ or ‘‘Fortress’’) under the provisions of Section 14 of the Companies Act of 1981 of Bermuda. Aircastle’s business is investing in aviation assets, including acquiring, managing and leasing commercial jet aircraft to airlines throughout the world and investing in aircraft related debt investments. On August 11, 2006, we closed the sale of 10,454,535 common shares of Aircastle at $23.00 per share in an initial public offering (the ‘‘initial public offering’’). On February 13, 2007 the Company completed a follow-on public offering and closed the sale of 15,525,000 common shares of Aircastle at $33.00 per share.

Pursuant to a Shareholders Agreement executed November 24, 2004 (‘‘the Shareholders Agreement’’), the Fortress Shareholders committed to contribute $400,000 in initial equity to Aircastle. As of December 31, 2005, the Fortress Shareholders had completed making their initial $400,000 cash capital contribution. Subsequent to the February 13, 2007 follow-on public offering, Fortress shareholders continue to beneficially own a majority of our outstanding common shares.

Basis of Presentation

Aircastle is a holding company that conducts its business through subsidiaries. Aircastle owns directly or indirectly all of the outstanding common shares of its subsidiaries. The consolidated financial statements presented are prepared in accordance with U.S. generally accepted accounting principles (‘‘GAAP’’).

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of Aircastle and all of its subsidiaries. Aircastle consolidates a Variable Interest Entity (‘‘VIE’’) in accordance with the Financial Accounting Standards Board (‘‘FASB’’) Interpretation No. 46, Consolidation of Variable Interest Entities (‘‘FIN 46’’) of which Aircastle is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

Risk and Uncertainties

In the normal course of business, Aircastle encounters two significant types of economic risk: credit and market. Credit risk is the risk of a lessee’s inability or unwillingness to make contractually required payments. Market risk reflects the change in the value of debt securities, repurchase agreements, derivatives, credit facilities and securitization agreements due to changes in interest rate spreads or other market factors, including the value of collateral underlying debt securities, repurchase agreements, credit facilities and securitization agreements. The Company believes that the carrying values of its investments and obligations are reasonable taking into consideration these risks along with estimated collateral values, payment histories and other relevant financial information.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. While Aircastle believes that the estimates and related assumptions used in the preparation of the consolidated financial statements are appropriate, actual results could differ from those estimates.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Aircastle considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Restricted cash and cash equivalents consists primarily of maintenance deposits and security deposits received from lessees pursuant to the terms of various lease agreements, and rent collections held in lockbox accounts pursuant to our credit facilities and securitization agreements.

All of our cash and cash equivalents and restricted cash and cash equivalents are held by four major financial institutions.

Debt Securities

Aircastle accounts for debt securities in accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of December 31, 2006 all of our debt securities are classified as available-for-sale and are reported at fair value, based on quoted market prices, with unrealized gains and losses included in shareholders’ equity as a component of accumulated other comprehensive income. The cost of securities sold is based on the specific identification method. Interest on these securities is accrued as earned and included in interest income. Unrealized losses considered to be ‘‘other-than-temporary’’ are recognized in earnings.

Flight Equipment Held for Lease

Flight equipment held for lease is stated at cost and depreciated using the straight-line method over a 25 year life from the date of manufacture to estimated residual values. Estimated residual values are generally determined to be approximately 15% of the manufacturer’s estimated realized price for the flight equipment when new. Management may, at its discretion, make exceptions to this policy on a case-by-case basis when, in its judgment, the residual value calculated pursuant to this policy does not appear to reflect current expectations of residual values. Examples of situations where exceptions may arise include, but are not limited to:

•	Flight equipment where estimates of the manufacturer’s realized sales prices are not relevant (e.g., freighter conversions)

•	Flight equipment where estimates of the manufacturer’s realized sales prices are not readily available (e.g., older flight equipment)

•	Flight equipment which may have a shorter useful life due to obsolescence.

Major improvements and modifications incurred in connection with the acquisition of aircraft that are required to get the aircraft ready for initial service are capitalized and depreciated over the remaining life of the flight equipment.

Lease acquisition costs related to reconfiguration of the aircraft cabin and other lessee specific modifications are capitalized and amortized into expense over the initial life of the lease, assuming no lease renewals and are included in other assets.

Cash incentives paid to lessees are capitalized as prepaid lease incentive costs and are amortized into revenue over the initial life of the lease, assuming no lease renewals and are included in other assets.

Generally, lessees are required to provide for repairs, scheduled maintenance and overhauls during the lease and to be compliant with return conditions of flight equipment at lease termination. Costs paid by us for scheduled maintenance and overhauls in excess of amounts paid by lessees are capitalized and depreciated over a period to the next scheduled maintenance or overhaul event. Miscellaneous repairs are expensed when incurred.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Lease discounts or premiums relate to leases acquired with the purchase of an aircraft that were determined to be below or above fair value. This discount or premium is accrued or capitalized and amortized using the straight-line method over the initial lease term assuming no renewals, and is included in other liabilities or other assets in the consolidated balance sheet.

Flight Equipment Held for Sale

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (‘‘SFAS No. 144’’), flight equipment held for sale is stated at the lower of carrying value or fair value less estimated costs to sell.

Flight equipment held for sale is not depreciated and related deferred costs are not amortized. Subsequent changes to the asset’s fair value, either increases or decreases are recorded as adjustments to the carrying value of the flight equipment; however, any such adjustment would not exceed the original carrying value of the flight equipment held for sale. The rent received from flight equipment held for sale and related interest expense, net of income taxes, are reported in income from discontinued operations.

Impairment of Flight Equipment

In accordance with SFAS No. 144, Aircastle reviews its flight equipment for impairment when indicators of impairment exist. Impairment exists when the carrying value of an aircraft exceeds the sum of the undiscounted cash flows and its fair value. Our review for impairment includes a consideration of the existence of impairment indicators including third party appraisals of our aircraft, adverse changes in market conditions for specific aircraft types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of our aircraft. When indicators of impairment suggest that the carrying value of an aircraft may not be recoverable, we determine whether SFAS No. 144’s impairment recognition criteria have been met by evaluating whether the carrying value of the asset exceeds the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs.

If we determine that the carrying value may not be recoverable, we will assess the fair values of the assets. In determining the fair value of the assets, we consider market trends, published values for similar aircraft, recent transactions of similar aircraft and quotes from third party appraisers.

Security Deposits

Most of our operating leases require the lessee to pay Aircastle a security deposit or provide a letter of credit. At December 31, 2005 and 2006, security deposits represent cash received from the lessee that are held on deposit until lease expiry. Aircastle’s operating leases also obligate the lessees to maintain flight equipment and comply with all governmental requirements applicable to the flight equipment, including, without limitation, operational, maintenance, registration requirements and airworthiness directives.

Maintenance Payments

Under all of our leases, the lessee is required to make payments for heavy maintenance, overhaul or replacement of certain high-value components of the aircraft. These maintenance payments are based on hours or cycles of utilization or on calendar time, depending upon the component, and are required to be made monthly in arrears or at the end of the lease term. Whether to permit a lessee to

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

make maintenance payments at the end of the lease term, rather than requiring such payments to be made monthly, will depend on a variety of factors, including the creditworthiness of the lessee, the level of security deposit which may be provided by the lessee and market conditions at the time. If a lessee is making monthly maintenance payments, we would typically be obligated to use the funds paid by the lessee during the lease term to reimburse the lessee for costs they incur for heavy maintenance, overhaul or replacement of certain high-value components, usually shortly following completion of the relevant work.

We record maintenance payments paid by the lessee as maintenance payments in recognition of our contractual commitment to refund such receipts. In these contracts, we do not recognize such maintenance payments as revenue during the lease. Reimbursements to the lessee upon the receipt of evidence of qualifying maintenance work are charged against the existing maintenance payments. We defer income recognition of all maintenance payments collected until such time as we can reasonably estimate the amount by which reserve payments received exceed costs to be incurred by the current lessee or subsequent lessees in performing scheduled maintenance.

Income Taxes

Aircastle provides for income taxes, of its taxable subsidiaries, under the provisions of SFAS No. 109, Accounting for Income Taxes (‘‘SFAS No. 109’’). SFAS No. 109 requires an asset and liability based approach in accounting for income taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement and tax basis of existing assets and liabilities using enacted rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amount estimated by Aircastle to be realizable.

Hedging Activities

We utilize derivative financial instruments to manage our exposure to interest rate risks. We account for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (‘‘SFAS No. 133’’). All derivatives are recognized on the balance sheet at their fair value. Through December 31, 2006 all of our derivatives were designated as cash flow hedges. On the date that we enter into a derivative contract, we formally document all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions.

This includes linking all derivatives that are designated as cash flow hedges to specific assets or liabilities on the balance sheet. We also assess (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. If it were to be determined that a derivative is not (or has ceased to be) highly effective as a hedge, we would discontinue hedge accounting prospectively.

Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in accumulated other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of the variable rate liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative exceeds the variability in the cash flows of the forecasted transaction) is recorded in current period earnings. Changes in the fair value of derivative financial instruments that did not qualify for hedge treatment under SFAS No. 133 are reported in current period earnings as a component of interest expense.

Aircastle may choose to terminate certain derivative financial instruments prior to their contracted maturities. Any net gains or losses on the derivative financial instrument in accumulated

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

other comprehensive income at the date of termination are not reclassified into earnings if it remains probable that the cash flows of the hedged items (interest payments) will occur. The amounts in accumulated other comprehensive income are reclassified into earnings as the hedged items (interest payments) effect earnings.

Repurchase Agreements

Debt securities sold under agreements to repurchase (‘‘repurchase agreements’’) normally do not constitute economic sales and are therefore treated as collateralized financing transactions and are carried at the amount of cash received. Repurchase agreements are recorded as liabilities, with the underlying debt securities sold continuing to be classified as debt securities available-for-sale. Liabilities recorded under these agreements are accounted for on an accrual basis with interest reported in interest expense.

Lease Rentals

We lease flight equipment under net operating leases with lease terms typically ranging from 3 to 7 years. We generally do not offer renewal terms or purchase options to our lessees, although certain of our operating leases allow the lessee the option to extend the lease for an additional term. Operating leases with fixed rentals and step rentals are recognized on a straight-line basis over the term of the initial lease, assuming no renewals. Operating lease rentals that adjust based on a LIBOR index are recognized on a straight-line basis over the period the rentals are fixed and accruable. Revenue is not recognized when collection is not reasonably assured.

Comprehensive Income

Comprehensive income consists of net income (loss) and other gains and losses, net of income taxes, if any, affecting shareholders’ equity that under GAAP are excluded from net income (loss). At December 31, 2006 such amount consists of the effective portion of fluctuations in the fair value of derivatives designated as cash flow hedges and unrealized gains on the fair value of debt securities classified as available-for-sale.

Share Based Compensation

Aircastle adopted SFAS No. 123(R), Share Based Payment (‘‘SFAS No. 123(R)’’), effective January 1, 2005. Pursuant to SFAS No. 123(R), Aircastle recognizes compensation cost relating to share-based payment transactions in the financial statements based on the fair value of the equity instruments issued. Aircastle uses the straight line method of accounting for compensation cost on share-based payment awards that contain pro-rata vesting provisions.

Deferred Financing Costs

Deferred financing costs which are included in other assets in the Consolidated Balance Sheet are amortized using the interest method for amortizing loans and on a straight line basis for revolving credit facilities over the lives of the related debt.

Leasehold Improvements, Furnishings and Equipment

Improvements made in connection with the leasing of office facilities are capitalized as leasehold improvements and are amortized on a straight line basis over the minimum lease period. Furnishings and equipment are capitalized at cost and are amortized over the estimated life of the related assets or remaining lease term which range between 3 and 5 years.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (‘‘FIN 48’’), which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, ‘‘Accounting for Income Taxes.’’ FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the Company on January 1, 2007. Although the Company has not yet completed its assessment, this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, FASB issued SFAS No. 157 Fair Value Measurements (‘‘SFAS No. 157’’). This Statement defines fair value, establishes a framework for measuring fair value on our consolidated financial statements and expands disclosures about fair value measurements. This Statement applies in conjunction with other accounting pronouncements that require or permit fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is in the process of analyzing the impact of SFAS No. 157, if any.

Note 2.    Fair Value of Financial Instruments

Our financial instruments, other than cash, consist principally of cash equivalents, restricted cash and cash equivalents, accounts receivable, debt securities, accounts payable, amounts borrowed under credit facilities, borrowings from securitization, repurchase agreements and cash flow hedges. The fair value of cash, cash equivalents, restricted cash and cash equivalents, accounts receivable and accounts payable approximates the carrying value of these financial instruments because of their short term nature. Borrowings under our credit facilities, securitization and repurchase agreements bear floating rates of interest which reset monthly or quarterly to a market benchmark rate plus a credit spread. We believe that, for similar financial instruments with comparable credit risks, the effective rate of these agreements approximates market rates at the balance sheet dates. Accordingly, the carrying amounts of these agreements are believed to approximate their fair values. The fair value of our debt securities and cash flow hedges is generally determined by reference to broker quotations.

Note 3.    Lease Rental Revenues and Flight Equipment Held for Lease

Minimum future annual lease rentals contracted to be received under our existing operating leases at December 31, 2006 were as follows:

Year Ending December 31	Amount
2007	$233,093
2008	210,683
2009	179,867
2010	142,854
2011	111,290
Thereafter	112,283
$990,070

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	For the Period from October 29, 2004 (Commencement of Operations) to December 31,	Year Ended December 31,
Region		2005	2006
Europe	100%	40%	43%
Asia	—	32%	23%
North America	—	19%	27%
Latin America	—	9%	5%
Africa	—	—	2%
	100%	100%	100%

The classification of regions in the tables above and the table and discussion below is determined based on the principal location of the lessee of each aircraft.

For the period from October 29, 2004 (Commencement of Operations) through December 31, 2004, one customer accounted for 100% of lease rental income.

For the year ended December 31, 2005, four customers accounted for 55% of lease rental revenue. No other customer accounted for more than 10% of lease rental revenue. For the year ended December 31, 2006, one customer accounted for 23% of lease rental revenue, three customers accounted for 19% of lease rental revenue. No other customers accounted for more than 4% of lease rental revenue.

Amortization of lease premium and discounts related to certain acquired operating leases was $30, $734 and $4,406 for 2004, 2005 and 2006, respectively.

Geographic concentration of net book value of flight equipment held for lease was as follows:

	December 31, 2005		December 31, 2006
Region	Number of Aircraft	Net Book Value %	Number of Aircraft	Net Book Value %
Europe	16	40%	35	45%
Asia	9	26%	15	23%
North America	4	29%	11	22%
Latin America	3	5%	5	6%
Africa	—	—	3	4%
	32	100%	69	100%

At December 31, 2005 and 2006, lease acquisition costs included in other assets on the consolidated balance sheets were $775 and $794, respectively. Prepaid lease incentive costs included in other assets on the consolidated balance sheets were $453 and $830 at December 31, 2005 and 2006, respectively.

Note 4.    Discontinued Operations and Flight Equipment Held for Sale

As of December 31, 2005, one of our aircraft was classified as flight equipment held for sale. During the year ended December 31, 2006, we completed the sale of this aircraft. In accordance with the credit facility associated with this aircraft, a portion of the proceeds was used to repay $36,666 of debt related to the aircraft plus accrued interest.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Earnings from discontinued operations for the nine months ended December 31, 2006, related solely to the aircraft held for sale, were as follows:

Earnings from discontinued operations
Lease rentals	$2,135
Gain on disposition	2,240
Interest expense	(528)
Earnings before income tax provision	3,847
Income tax provision	(448)
Earnings from discontinued operations	$3,399

Note 5.    Debt Securities

As of December 31, 2005 and December 31, 2006, all of our debt securities were U.S. corporate obligations and were classified as available-for-sale. The aggregate fair value of these debt securities at December 31, 2006 was $121,273. These debt obligations are interests in pools of loans and are collateralized by interests in commercial aircraft of which $98,464 are investment grade and $22,809 are subordinate to other debt related to such aircraft. All of our debt securities had unrealized gain positions relative to their net book values, which aggregated to $9,900 and $14,390 at December 31, 2005 and 2006, respectively.

Two of our debt securities, with a fair value of $50,414 at December 31, 2006, have stated maturities in 2010. One of our debt securities with a fair value of $51,127 has a stated maturity in 2011. Our other three debt securities with an aggregate fair value of $19,732 have remaining terms to stated maturity in excess of 10 years after December 31, 2006. All of our debt securities provide for the periodic payment of both principal and interest and are subject to prepayment and/or acceleration depending on certain events, including the sale of the underlying collateral aircraft and events of default. Therefore, the actual maturity of our debt securities may be less than the stated maturities.

Note 6.    Securitization and Borrowings under Credit Facilities

We used three separate credit facilities and our first securitization, as described below, to fund a portion of the purchase price of our acquisitions of flight equipment. These borrowings are secured by our interests in the leases on the flight equipment, including the rights to receive rents and other income from the flight equipment, funds on deposit in lockbox accounts and established to collect rents and any security deposits and/or maintenance payments received from lessees and certain other interests

Securitization No. 1

On June 15, 2006, we completed our first securitization, a $560,000 transaction comprised of 40 aircraft, which we refer to as Securitization No. 1. In connection with Securitization No. 1, two of our subsidiaries, ACS Aircraft Finance Ireland plc (‘‘ACS Ireland’’) and ACS Aircraft Finance Bermuda Limited (‘‘ACS Bermuda’’), which we refer to together with their subsidiaries as the ‘‘ACS Group,’’ issued $560,000 of Class A-1 notes, or the ‘‘Notes,’’ to a newly formed trust, the ACS 2006-1 Pass Through Trust, or the ‘‘Trust.’’ The Trust simultaneously issued a single class of Class G-1 pass through trust certificates, or the ‘‘Certificates,’’ representing undivided fractional interests in the notes. Payments on the Notes will be passed through to holders of the certificates. The Notes are secured by ownership interests in aircraft-owning subsidiaries of ACS Bermuda and ACS Ireland and the aircraft leases, cash, rights under service agreements and any other assets they may hold. Each of ACS Bermuda and ACS Ireland has fully and unconditionally guaranteed the other’s obligations under the notes. However, the Notes are neither obligations of nor guaranteed by Aircastle Limited. The Notes mature on June 20, 2031.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The terms of Securitization No. 1 require the ACS Group to satisfy certain financial covenants, including the maintenance of debt service coverage ratios. The ACS Groups’ compliance with these covenants depends substantially upon the timely receipt of lease payments from their lessees. In particular, during the first five years from issuance, Securitization No. 1 has an amortization schedule that requires that lease payments be applied to reduce the outstanding principal balance of the indebtedness so that such balance remains at 54.8% of the assumed future depreciated value of the portfolio. If the debt service coverage ratio requirements are not met on two consecutive monthly payment dates in the fourth and fifth year following the closing date of Securitization No. 1, and in any month following the fifth anniversary of the closing date, all excess securitization cash flow is required to be used to reduce the principal balance of the indebtedness and will not be available to us for other purposes, including paying dividends to our shareholders.

The Notes provide for monthly payments of interest at a floating rate of one-month LIBOR plus 0.27%, which at December 31, 2006 was 5.62%, and scheduled payments of principal. Financial Guaranty Insurance Company issued a financial guaranty insurance policy to support the payment of interest when due on the Certificates and the payment, on the final distribution date, of the outstanding principal amount of the Certificates. The Certificates are rated Aaa and AAA by Moody’s Investors Service and Standard & Poor’s rating services, respectively. We have entered into a series of interest rate hedging contracts intended to hedge the interest rate exposure associated with issuing floating-rate obligations backed by primarily fixed-rate lease assets. These contracts, together with the guarantee premium, the spread referenced above and other costs of trust administration, result in a fixed rate cost of 6.60% per annum, after the amortization of issuance fees and expenses.

ACS Ireland, which had total assets of $146,990 at December 31, 2006, is a VIE which we consolidate. At December 31, 2006, the outstanding principal amount of ACS Ireland’s notes was $106,366.

Credit Facility No. 2

On February 28, 2006, we entered into a $500,000 revolving credit facility with a group of banks to finance the acquisition of aircraft and related improvements which we refer to as Credit Facility No. 2. The borrowing base is equal to 85% of the net book value of the aircraft. Borrowings under this credit facility incur interest at the one-month LIBOR rate plus 1.25%. Additionally, we are subject to a 0.12% fee on any unused portion of the total committed facility. Credit Facility No. 2 requires the monthly payment of interest and principal, to the extent of 85% of any decrease in the net book value of the assets. Prior to our initial public offering in August 2006, Credit Facility No. 2 limited our ability to pay dividends. After the initial public offering, Credit Facility No. 2 has no restrictions on the amount of dividends we can pay, provided that we are not in default. Effective June 15, 2006, Credit Facility No. 2 was amended to increase the maximum committed amount to $750,000 and to extend the maturity to November 15, 2007. On December 15, 2006, the $750,000 credit facility was amended to increase the maximum committed amount to $1,000,000 and to extend the maturity to December 15, 2008 (‘‘Amended Credit Facility No. 2’’). In addition, the borrowing base was revised to equal 65% of the purchase price of aircraft secured under the facility. The interest rate at December 31, 2006 was 6.60%. As of December 31, 2006, we had borrowed $369,328 under Amended Credit Facility No. 2.

Revolving Credit Facility

On December 15, 2006, the Company entered into a $250,000 revolving credit facility (the ‘‘Revolving Credit Facility’’) with a group of banks. The Revolving Credit Facility provides loans for working capital and other general corporate purposes and also provides for issuance of letters of credit for the account of any borrower up to $250,000 and matures on December 15, 2007. Borrowings

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

under the Revolving Credit Facility bear interest (a) in the case of loans with an interest rate based on the applicable base rate (the ‘‘ABR’’) plus 0.50% per annum or (b) in the case of loans with an interest rate based on the eurodollar rate (the ‘‘EDR’’), the EDR plus 1.50% per annum. Additionally, we are subject to a per annum fee on any unused portion of the total committed facility of 0.25%, during periods when the average outstanding loans under the Revolving Credit Facility are less than $125.0 million, and 0.125% per annum when the average outstanding loans are equal to or greater than $125.0 million. Fees on any outstanding letters of credit will equal 1.625% per annum on the stated amount thereof. We are also required to pay customary agency fees. Additionally, we are required to maintain a net worth determined in accordance with GAAP of not less that $550,000. As of December 31, 2006, there were no borrowings under the Revolving Credit Facility. We are not permitted to pay dividends on our common shares to the extent a default or an event of default exists under our Revolving Credit Facility.

Credit Facility No. 1

In February 2005, we entered into a $300,000 revolving credit facility with a group of banks to finance the acquisition of flight equipment and related improvements, which we refer to as Credit Facility No. 1. The interest rate on Credit Facility No. 1 was the one month LIBOR plus 1.50%. In August 2005, the terms of Credit Facility No. 1 were amended to increase the amount of the facility to $600,000. On February 24, 2006, the revolving period of our $600,000 Credit Facility No. 1, was extended to April 28, 2006 and the maximum amount of this credit facility was reduced to $525,000. The other terms of Credit Facility No. 1 remained the same. Monthly payments of interest only continued through repayment of Credit Facility No. 1. Credit Facility No. 1 was repaid in full and terminated on August 4, 2006. In addition, we wrote off the remaining balance of deferred financing fees of $1,840 upon the termination of Credit Facility No. 1.

Credit Facility No. 3

In October 2005, the Company entered into a credit facility for $109,998 with a bank to finance the acquisition of three aircraft which we refer to as Credit Facility No. 3. The interest rate on this facility is one-month LIBOR plus 1.50%. On March 30, 2006, $36,666 of Credit Facility No. 3 was repaid using a portion of the proceeds from the disposition of flight equipment held for sale which had been financed under this facility. Credit Facility No. 3 was amended on July 18, 2006, to increase the maximum committed amount by approximately $25,116 and to extend the maturity date to March 31, 2007. The increase in the maximum committed amount was reduced by $25,116 with the closing of the initial public offering. As of December 31, 2006, we had borrowed $73,332 under Credit Facility No. 3 and the interest rate was 6.85%.

The weighted average interest of these credit facilities at December 31, 2004, 2005 and 2006 were 0%, 5.87%,and 6.64%, respectively.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Maturities of the securitization and credit facilities over the next five years and thereafter are as follows:

2007	$102,380
2008	385,387
2009	24,239
2010	25,410
2011	65,668
Thereafter	388,976
$992,060

Note 7.    Repurchase Agreements

We entered into repurchase agreements to fund a portion of the purchase price of certain of our debt securities. At December 31, 2005 and 2006 the repurchase agreements are secured by liens on the debt securities with a fair value of $11,107 and $105,550, respectively. The repurchase agreements provide for the payment of interest at LIBOR based rates plus spreads ranging from 0.50% to 0.75%. At December 31, 2006 the rate for LIBOR plus 0.50% was 5.85% and the rate for LIBOR plus 0.75% was 6.10%. The repurchase agreements are substantially all with parties other than those from whom we originally purchased the debt investments. At December 31, 2006, the repurchase agreements are scheduled to mature through June 2007. Upon maturity, we plan to refinance the repurchase agreements on similar terms and conditions. The weighted average interest rate of these repurchase agreements was 0%, 5.09% and 5.88% in 2004, 2005 and 2006, respectively.

Note 8.    Shareholders’ Equity and Share Based Payment

In August 2006, the Company completed its initial public offering (‘‘IPO’’) of 10,454,535 common shares at a price of $23.00 per share, raising $240,454 before offering costs. The net proceeds of the initial public offering, after our payment of $16,832 in underwriting discounts and commissions, and $4,027 in offering expenses were $219,595. $205,470 of the net proceeds was used to repay a portion of Credit Facility No. 2. The remainder of the proceeds were used for working capital requirements and to fund additional aircraft acquisitions.

On February 8, 2006, Fortress purchased an additional 3,693,200 common shares at $10 per share for a total amount of $36,932. On July 21, 2006, the Company returned $36,932 of cash to Fortress in exchange for the cancellation of 3,693,200 of our common shares at $10 per share.

In January 2006, the board of directors (the ‘‘Board’’) and the Fortress Shareholders adopted the Aircastle Investment Limited 2005 Equity and Incentive Plan, and the Board and the Fortress Shareholders approved an amendment to and restatement thereof on July 20, 2006 (as so amended and restated, the ‘‘2005 Plan’’). The purpose of the 2005 Plan is to provide additional incentive to selected management employees. The 2005 Plan provides that the Company may grant (a) share options, (b) share appreciation rights, (c) awards of restricted shares, deferred shares, performance shares, unrestricted shares or other share-based awards, or (d) any combination of the foregoing. Four million shares were reserved under the 2005 Plan, increasing by 100,000 each year beginning in 2007 through and including 2016. The 2005 Plan provides that grantees of restricted shares will have all of the rights of shareholders, including the right to receive dividends, other than the right to sell, transfer, assign or otherwise dispose of the shares until the lapse of the restricted period. Generally, the restricted shares vest over three or five year periods based on continued service and are being expensed on a straight line basis over the requisite service period of the awards. The terms of the grants provide for accelerated vesting under certain circumstances, including termination without cause following a change of control.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

In February and March of 2006, the Board ratified the initial grants under the 2005 Plan of 347,500 restricted shares in the first half of 2005 and 25,000 restricted shares on July 5, 2005 which were provided for in certain employment contracts, and approved new grants of 412,500 restricted shares. The grants also imposed lock-up restrictions on restricted shares from the date of grant through 120 days after the date of any initial public offering, and provide for certain further restrictions and notice periods thereafter.

During the year ended December 31, 2005, a total of 372,500 restricted shares were granted at a fair value of $8.50. The fair value of the restricted shares granted in 2005 was determined based on a retrospective valuation performed by an unrelated valuation specialist. The valuation relied on observed equity investments made by the Fortress Shareholders, adjusted to reflect the lack of marketability of the shares granted to employees.

A summary of the fair value of nonvested shares for the year ended December 31, 2006 is as follows:

Nonvested Shares	Shares (in 000’s)	Weighted Average Grant Date Fair Value	Fair Value of Nonvested Shares at Grant Date
Nonvested at January 1, 2006	372.5	$8.50	$3,166
Granted	604.3	23.59	14,258
Cancelled	(4.5)	22.00	(99)
Vested	(71.0)	14.92	(1,059)
Forfeited	—	—	—
Nonvested at December 31, 2006	901.3	$18.05	$16,266

The fair value of the restricted shares granted in 2006 prior to the IPO was determined based on an estimate of the offering range per share from the anticipated initial public offering. The fair value of restricted shares granted in 2006 subsequent to the date of the initial public offering was determined based upon the market price of the shares at the grant date. We anticipate that the current requisite service periods will be obtained for employees with awards. The total unrecognized compensation cost as of December 31, 2005 and 2006 in the amount of $2,757 and $12,667, respectively is expected to be recognized over a weighted average period of four years.

In May 2006, 200,000 of the Company’s common shares were purchased by a family trust of an individual who was appointed to the Board on July 20, 2006, for cash consideration of $5 per share. In addition, certain members of our management purchased 77,000 of the Company’s common shares in exchange for cash consideration in the amount of $10 per share. The respective purchase prices of these shares were below the fair value of $22 per share for the Company’s common shares. Accordingly, the Company recorded non-cash share based payment expense of approximately $4,324 which is recorded as selling, general and administrative expense in the accompanying consolidated statement of operations for the year ended December 31, 2006. The fair value of the Company’s common shares was determined based on an estimate of the offering range per share from our initial public offering.

Note 9.    Dividends

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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

On October 9, 2006 the Board declared a partial third quarter dividend on its common shares of $0.194 per share, or $9,992 to holders of record of as of October 31, 2006. This dividend was paid on November 15, 2006.

On December 13, 2006 the Board declared a fourth quarter dividend of $0.4375 per common share, or an aggregate of $22,584 to shareholders of record as of December 29, 2006, which was paid on January 15, 2007.

Note 10.    Earnings Per Share

Aircastle is required to present both basic and diluted earnings (loss) per share (‘‘EPS’’). Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during each period. The weighted average shares outstanding exclude our unvested shares for purposes of Basic EPS. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period while also giving effect to all potentially dilutive common shares that were outstanding during the period based on the treasury stock method. For the year ended December 31, 2005, based on the treasury stock method, we had 24,071 anti-dilutive common share equivalents resulting from restricted shares. There were no anti-dilutive common shares for the year ended December 31, 2006.

The calculations of both basic and diluted earnings (loss) per share for the period from October 29 (Commencement of Operations) to December 31, 2004, and for the years ended December 31, 2005 and 2006 are as follows:

	For the Period from October 29 (Commencement of Operations) to December 31, 2004	Year Ended December 31
		2005	2006
Numerator
Income (loss) from continuing operations	$(1,465)	$(879)	$47,807
Earnings from discontinued operations, net of income taxes	—	1,107	3,399
Net income (loss)	(1,465)	$228	$51,206
Denominator
Denominator for basic earnings per share	40,000,000	40,000,000	45,758,242
Effect of dilutive restricted shares	—	— (a)	293,757
Denominator for diluted earnings per share	40,000,000	40,000,000	46,051,999
Basic Earnings (loss) per share:
Income (loss) from continuing operations	$(0.04)	$(0.02)	$1.05
Earnings from discontinued operations, net of income taxes	—	$0.03	$0.07
Net income (loss) per share	$(0.04)	$0.01	$1.12
Diluted Earnings (loss) per share:
Income (loss) from continuing operations	$(0.04)	$(0.02)	$1.04
Earnings from discontinued operations, net of income taxes	—	$0.03	$0.07
Net income (loss) per share	$(0.04)	$0.01	$1.11

(a)	Anti-dilutive

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 11.    Income Taxes

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

The sources of income (loss) from continuing operations before income taxes for the years ended December 31, 2005 and 2006 were as follows:

	Year Ended December 31,
	2005	2006
U.S. operations	$676	$1,566
Non-U.S. operations	(615)	51,201
Total	$61	$52,767

The components of the income tax provision from continuing operations for the year ended December 31, 2005 and 2006 consisted of the following:

	Year Ended December 31,
	2005	2006
Current:
United States:
Federal	$373	$2,039
State	184	463
Non-U.S	50	118
Current income tax provision	607	2,620
Deferred:
United States:
Federal	96	(331)
State	(26)	(66)
Non-U.S	263	2,737
Deferred income tax provision	333	2,340
Total	$940	$4,960

All of our aircraft owning subsidiaries are non U.S. corporations that, depending upon the flight activities of the leased aircraft, generally earn income from sources outside the United States and therefore are exempt from U.S. federal, state and local income taxes. Income earned by our non-U.S. subsidiaries that is attributable to leased aircraft used for flights to or from places within the United States are subject to U.S. federal income tax. In addition, certain of our non-U.S. subsidiaries are subject to state and local income taxes on a portion of their income as a result of aircraft used for flights to or from particular states or localities. The Company has a U.S. based subsidiary which provides management services to our non-U.S. subsidiaries and is subject to U.S. federal, state and local income taxes.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

For the period from October 29, 2004 (commencement of operations) through December 31, 2004, the Bermuda companies sustained operating losses for which no benefit was recorded.

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2005 and 2006 consisted of the following:

	December 31, 2005	December 31, 2006
Deferred tax assets:
Non-cash share based payments	$152	$1,051
Net operating loss carry forwards	49	1,176
Other	6	246
Total deferred tax assets	207	2,473
Deferred tax liabilities
Accelerated depreciation	(333)	(4,971)
Other	—	(176)
U.S. federal withholding tax on unremitted earnings	(207)	—
Total deferred tax liabilities	(540)	(5,147)
Net deferred tax liabilities	$(333)	$(2,674)

The Company had approximately $2,836 of net operating loss carry forwards available at December 31, 2006 to offset future taxable income subject to U.S. graduated tax rates. If not utilized, these loss carryforwards expire in 2027. The company also had net operating loss carryforwards of $723 with no expiration date to offset future Irish taxable income. Deferred tax assets and liabilities are included in other assets and accounts payable and accrued liabilities, respectively, in the accompanying consolidated balance sheets.

We do not expect to incur income taxes on future distributions of undistributed earnings of non-U.S. subsidiaries, and, accordingly, no deferred income taxes have been provided for the distributions of such earnings. As of December 31, 2006 we have elected to permanently reinvest our accumulated undistributed U.S. earnings of $2,548. Accordingly no U.S. withholding taxes have been provided. Withholding tax of $764 would be due if such earnings were remitted.

Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income consisted of the following:

	December 31, 2005	December 31, 2006
Notional U.S. federal income tax expense at the statutory rate:	$21	$18,451
U.S. state and local income tax, net	103	186
Non-U.S. operations	558	(14,209)
Non-deductible expenses in the U.S.	13	644
Other	245	(112)
Provision for income taxes	$940	$4,960

Note 12.    Accumulated Comprehensive Income

Accumulated comprehensive income includes net income (loss), the changes in the fair value of derivatives, reclassification into earnings of amounts previously deferred relating to our derivative financial instruments and the change in unrealized appreciation of debt securities.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The components of accumulated other comprehensive income was as follows:

	Fair Value of Derivatives	Unrealized Appreciation Debt Securities	Accumulated Other Comprehensive Income
January 1, 2005	$—	$—	$—
Net change in fair value of derivatives	1,864	—	1,864
Net change in unrealized appreciation of debt securities	—	9,900	9,900
December 31, 2005	1,864	9,900	11,764
Net change in fair value of derivatives	(4,132)	—	(4,132)
Derivative gain reclassified into earnings	(2,213)	—	(2,213)
Net change in unrealized appreciation of debt securities	—	4,490	4,490
December 31, 2006	$(4,481)	14,390	9,909

Note 13.    Commitments and Contingencies

Rent expense, primarily for the corporate office and sales and marketing facilities, was approximately $293 and $777 for the years ended December 31, 2005 and 2006, respectively. Amounts in 2005 include $43 of rent expense paid to Fortress for occupancy of shared space.

As of December 31, 2006 Aircastle is obligated under non-cancelable operating leases relating principally to office facilities, for future minimum lease payments are as follows:

December 31,	Amount
2007	$658
2008	666
2009	673
2010	680
2011	686
Thereafter	1,320
$4,683

At December 31, 2006, Aircastle had letters of intent to acquire six aircraft for an estimated purchase price of $230,850. Three acquisitions were completed during first quarter of 2007, one acquisition is anticipated to be completed in during the first half of 2007, and two of the letters of intent were subsequently cancelled during the first quarter of 2007. The purchase price of the aircraft under these letters of intent is subject to variable price provisions that typically reduce the final purchase price if the actual closing occurs beyond an initially agreed upon date.

Note 14.    Related Party Transactions

During 2004 and 2005, Fortress provided certain support services to Aircastle. These support services were primarily for payroll, benefits and administrative services and rent. Fortress requires Aircastle to reimburse it for costs incurred on behalf of Aircastle. These costs consist primarily of professional services and office supplies purchased from third parties. These expenses are charged to Aircastle at cost and are included in selling, general and administrative expenses in our consolidated statements of operations. Total costs of direct operating services were $1,098 in 2004; $311 in 2005 and $228 in 2006.

Through December 31, 2006, Aircastle employees participated in various benefit plans sponsored by Fortress including a voluntary savings plan (‘‘401(k) Plan’’) and other health and benefit plans.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Aircastle reimbursed Fortress $13, $155 and $627 in 2004, 2005 and 2006, respectively, for its costs under the 401(k) Plan and the health and benefit plans. Aircastle also reimburses Fortress for matching contributions up to 3% of eligible earnings. At December 31, 2006, Aircastle accrued $113 in annual contributions for the 2006 plan year for our employees’ participation in the 401(k) Plan sponsored by Fortress.

As of December 31, 2005 and 2006, $105 and $132, respectively, were payable to Fortress.

In May 2006, two of our operating subsidiaries entered into service agreements to provide certain leasing, remarketing, administrative and technical services to a Fortress entity, with respect to four aircraft owned by the Fortress entity and leased to third parties. Our responsibilities include remarketing the aircraft for lease or sale, invoicing the lessees for expenses and rental payments, reviewing maintenance reserves, reviewing the credit of lessees, arranging for the periodic inspection of the aircraft, securing the return of the aircraft when necessary. The agreements also provide that the Fortress entity will pay us 3.0% of the collected rentals with respect to leases of the aircraft, plus expenses incurred during the service period and will pay us 2.5% of the gross sales proceeds from the sale of any of the aircraft plus expenses incurred during the service period. As of December 31, 2006, we had accrued $209 in fees due from the Fortress entity. The service agreements have an initial term which expires on December 31, 2008, but will continue thereafter unless one party terminates the agreement by providing the other with advance written notice.

On August 10, 2006 we acquired an aircraft from an affiliate of one of the Fortress Shareholders for a purchase price of $11,063 which we believe represented fair value at the acquisition date.

For the years ended December 31, 2005 and 2006, Aircastle paid $235 and $1,124, respectively for legal fees related to the establishment and financing activities of our Bermuda subsidiaries, and, for the years ended December 31, 2005 and 2006, Aircastle paid $155 and $120 for Bermuda corporate services related to our Bermuda companies to a law firm and a corporate secretarial services provider affiliated with a Bermuda resident director serving on certain of our subsidiarys’ board of directors. The Bermuda resident director serves as an outside director of these subsidiaries.

Note 15.    Derivatives

The objective of our hedging policy is to adopt a risk averse position with respect to changes in interest rates. Accordingly, we have entered into a number of interest rate swaps and interest rate forward contracts to hedge the current and expected future interest rate payments on our variable rate debt. Interest rate swaps are agreements in which a series of interest rate flows are exchanged with a third party over a prescribed period. An interest rate forward contract is an agreement to make or receive a payment at the end of the period covered by the contract, with reference to a change in interest rates. The notional amount on a swap or forward contract is not exchanged. Our swap transactions typically provide that we make fixed rate payments and receive floating rate payments to convert our floating rate borrowings to fixed rate obligations to better match the largely fixed rate cash flows from our investments in flight equipment and debt securities. Similarly, our interest rate forward contracts typically provide for us to receive payment if interest rates increase and make a payment if they decrease. We held the following interest rate derivative contracts as of December 31, 2006:

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Hedged Item	Notional Amount	Effective Date	Maturity Date	Floating Rate	Fixed Rate	Fair Value of Derivative Asset or (Liability)
	(Dollars in thousands)
Securitization No. 1	$549,400	Jun-06	Jun-16	1 Month LIBOR + 0.27%	5.78%	$(15,311)
Amended Credit Facility No. 2 and Credit Facility No. 3	500,000	Mar-06	Mar-11	1 Month LIBOR	5.07%	(2,007)
Amended Credit Facility No. 2 and Credit Facility No. 3	200,000	Jan-07	Aug-07	1 Month LIBOR	5.06%	(717)
Repurchase Agreement	67,000	Feb-06	Jul-10	1 Month LIBOR	5.02%	157
Repurchase Agreement	5,000	Dec-05	Sep-09	3 Month LIBOR	4.94%	22
Repurchase Agreement	2,900	Jun-05	Mar-13	1 Month LIBOR	4.21%	134
Total	$1,324,300					$(17,722)

The counterparties to these agreements are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swap contracts, our exposure is limited to the interest rate differential on the notional amount at each settlement period over the life of the agreements. We do not anticipate any non-performance by the counterparties.

On June 1, 2006, we entered into a series of forward contracts to hedge the variable interest rate payments on Securitization No. 1. The notional amounts of the initial forward contracts in that series start at $560,000 with respect to the July 2006 forward contract and decrease monthly based on the projected principal payments on the certificates. The terms of the forward contracts provide for a comparison of, on average, a fixed rate of 5.78% per annum and of one-month LIBOR plus 0.27%. The aggregate fair value of the forward contracts at December 31, 2006 was a payable of $15,311. The interest rate forward contracts are treated as cash flow hedges for accounting purposes with fair value adjustments recorded as a component of other comprehensive income on our balance sheet.

On March 21, 2006 we entered into a series of interest rate forward contracts to hedge the variable interest rate payments on debt we expected to incur to finance aircraft acquisitions over the next year. The notional amounts of the forward contracts in that series started at $100,000 with respect to the March 2006 forward contract and increased to a maximum of $500,000 with respect to the December 2006 forward contract. The increase in notional amount over time reflected projected aircraft acquisitions and related borrowings through December 2006. To the extent that actual interest payments on borrowings do not match anticipated cash flows from forward contracts, we may be required to recognize additional income or expense on the forward contracts. The terms of the forward contracts provide for a comparison of, on average, a fixed rate of 5.07% per annum and of one-month LIBOR. The aggregate fair value of the forward contracts at December 31, 2006 was a payable of $2,007. The interest rate forward contracts are treated as cash flow hedges for accounting purposes with fair value adjustments recorded as a component of other comprehensive income on our balance sheet.

In November 2006 we entered into a $200,000 notional interest rate swap to hedge the variable interest payments we expect to incur to finance aircraft acquisitions over the next year. The terms of the swap provide for payment of a fixed rate of 5.06% and the receipt of one month LIBOR. The aggregate fair value of the swaps at December 31, 2006 was a payable of $717. This swap has a start date of January 15, 2007 and a mandatory termination date of August 15, 2007. We have designated this interest rate swap as a cash flow hedge for accounting purposes.

In March 2006 we designated an interest rate swap which we had entered into in February 2006 as a hedge of the future variable-rate interest payments on a repurchase agreement we executed to finance our acquisition of securities. The interest rate swap had an initial notional principal amount of

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

$74,000 and decreases periodically based on estimated projected principal payments on the securities. The interest rate swap, which matures in July 2010, requires that we make semi-annual payments of a fixed rate of 5.02% per annum and receive monthly an amount based on the one-month LIBOR rate and the then current notional principal amount. At December 31, 2006 the fair value of the swap was a receivable of $157. The interest rate swap is treated as a cash flow hedge for accounting purposes with fair value adjustments recorded as a component of other comprehensive income on our balance sheet.

On December 5, 2005, we entered into a four-year interest rate swap with a notional amount of $5,000 to hedge a repurchase agreement we had entered into to finance our acquisition of securities. The swap requires that we make semi-annual fixed rate payments of 4.94% and receive quarterly floating rate payments equal to three-month LIBOR. The fair value of the swap was a (payable) receivable of ($17) and $22 at December 31, 2005 and 2006, respectively. The interest rate swap is treated as a cash flow hedge for accounting purposes with fair value adjustments recorded as a component of other comprehensive income on our balance sheet.

On June 28, 2005, we entered into a seven-year interest rate swap with a notional amount of $2.9 million to hedge a floating rate repurchase agreement we had entered into to finance our acquisition of securities. The swap requires that we make quarterly fixed rate payments at 4.21% per annum and receive monthly floating rate payments equal to one-month LIBOR. The fair value of the swap was a receivable of $116 and $134 at December 31, 2005 and 2006. The interest rate swap is treated as a cash flow hedge for accounting purposes with fair value adjustments recorded as a component of other comprehensive income on our balance sheet.

During 2005, we also entered into two forward starting interest rate swaps with a total notional amount of $600,000 to hedge the risk of interest rate fluctuations with respect to anticipated financings. The primary risk involved is that interest rates may increase between the date flight equipment is acquired and the closing of the anticipated financings. At December 31, 2005, the fair value of the $400,000 notional swap was a receivable of $3,492 and the fair value of the $200,000 notional swap was a payable of ($1,854). In June 2006, we terminated these two swaps resulting in a net deferred gain of $15,938 which will be amortized into income using the interest method over the life of Securitization No. 1 (the anticipated financing), which is expected to be five years. It is expected that approximately $3,967 of these existing gains will be reclassified into earnings in the next twelve months. This amount is included in interest expense on the consolidated statements of operations.

For the years ended December 31, 2005 and 2006, we recognized ineffectiveness gains (losses) of ($126) and $814 related to our cash flow hedges. These amounts are included in interest expense on the consolidated statements of operations. We did not have any derivatives for the period October 29, 2004 (commencement of operations) through December 31, 2004.

Note 16.    Segment Reporting

We have two reportable segments: Aircraft Leasing and Debt Investments. We present our segment information on a contribution margin basis consistent with the information that our chief executive officer (the Chief Operating Decision Maker (‘‘CODM’’) reviews in assessing segment performance and allocating resources. Contribution margin includes revenue, depreciation, interest expense and other expenses that are directly connected to our business segments. We believe contribution margin is an appropriate measure of performance because it reflects the marginal profitability of our business segments excluding overhead.

Aircraft Leasing

The Aircraft Leasing segment consists of amounts earned from our commercial aircraft leasing operations. All of our aircraft are subject to net operating leases whereby the lessee is generally

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

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

Information on reportable segments for the period October 29, 2004 (commencement of operations) to December 31, 2004 is as follows:

	Period October 29 to December 31, 2004
	Aircraft Leasing	Debt Investments	Total
Revenues
Lease rentals	$78	$—	$78
Interest income	—	—	—
Other revenue	—	—	—
Total revenues	$78	—	$78
Expenses
Depreciation	390	—	390
Interest	—	—	—
Other expenses	45	—	45
Total expenses	435	—	435
Contribution Margin	$(357)	$—	$(357)
Segment Assets	$104,981	$—	$104,981

Information on reportable segments for the years ended December 31, 2005 and 2006 is as follows:

	Year Ended December 31, 2005			Year Ended December 31, 2006
	Aircraft Leasing	Debt Investments	Total	Aircraft Leasing	Debt Investments	Total
Revenues
Lease rentals	$32,978	$—	$32,978	$180,080	$—	$180,080
Interest income	—	2,942	2,942	—	9,038	9,038
Other revenue	2	104	106	209	—	209
Total revenues	32,980	3,046	36,026	180,289	9,038	189,327
Expenses
Depreciation	14,295	—	14,295	56,100	—	56,100
Interest	8,930	173	9,103	52,186	4,572	56,758
Other expenses	1,078	—	1,078	1,588	—	1,588
Total expenses	24,303	173	24,476	109,874	4,572	114,446
Contribution Margin	$8,677	$2,873	$11,550	$70,415	$4,466	$74,881
Segment Assets	$803,418	$27,447	$830,865	$1,725,765	$129,087	$1,854,852

Total contribution margin reported as a segment profit for reportable business segments is reconciled to income (loss) from continuing operations before income taxes for the period October 29 (Commencement of Operations) to December 31, 2004 and for the years ended December 31, 2005 and 2006 as follows:

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	2004	2005	2006
Contribution Margin	$(357)	$11,550	$74,881
Selling, general and administrative expenses	(1117)	(12,595)	(27,866)
Depreciation and other expenses	—	(258)	(529)
Interest income on cash balances	9	1,364	6,281
Income (loss) from continuing operations before income taxes	$(1,465)	$61	$52,767

The Company’s CODM does not consider selling, general and administrative expenses, depreciation from leasehold improvements and office equipment and other expenses in the evaluation of the operating segment’s results as such costs are recurring and do not bear a direct correlation to operating results. The Company’s CODM does not consider interest income on all cash balances in the evaluation of the operating segment’s results as such amounts do not bear a direct correlation to operating results.

Total segment assets are reconciled to total assets as follows:

	December 31, 2005	December 31 2006
Segment Assets	$830,865	$1,854,852
Operating cash accounts	79,943	58,118
Flight equipment held for sale	54,917	—
All other	1,807	5,733
	$967,532	$1,918,703

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 17.    Quarterly Financial Data (Unaudited)

Quarterly results of our operations for the years ended December 31, 2005 and 2006 are summarized below (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Revenues	$2,187	$5,292	$7,858	$20,689
Income (loss) from continuing operations	(1,374)	(876)	(1,606)	2,977
Earnings from discontinued operations	—	—	—	1,107
Net Income (loss)	$(1,374)	$(876)	$(1,606)	$4,084
Basic earnings (loss) per share
Income (loss) from continuing operations	$(0.03)	$(0.02)	$(0.04)	$0.07
Discontinued operations	—	—	—	0.03
Net income	$(0.03)	$(0.02)	$(0.04)	$0.10
Diluted earnings (loss) per share
Income (loss) from continuing operations	$(0.03)	$(0.02)	$(0.04)	$0.07
Discontinued operations	—	—	—	0.03
Net income (loss)	$(0.03)	$(0.02)	$(0.04)	$0.10
2006(1)
Revenues	$33,012	$42,087	$53,055	$61,173
Income from continuing operations	7,781	5,050	15,182	19,794
Earnings from discontinued operations	3,399	—	—	—
Net Income	$11,180	$5,050	$15,182	19,794
Basic earnings per share
Income from continuing operations	$0.19	$0.12	$0.32	$0.39
Discontinued operations	0.08	—	—	—
Net income	$0.27	$0.12	$0.32	$0.39
Diluted earnings per share
Income from continuing operations	$0.19	$0.11	$0.32	$0.39
Discontinued operations	0.08	—	—	—
Net income	$0.27	$0.11	$0.32	$0.39

(1)	During the second quarter of 2006, we recorded compensation to a director and employees for a non-cash share based payment expense for the purchase of common shares below fair value in the amount of $4,324. During the second quarter of 2006, we wrote off the remaining deferred financing fees in the amount of $1,840 related to the termination of Credit Facility No 1.

The sum of the quarterly earnings per share amounts does not equal the annual amount reported since per share amounts are computed independently for each period presented.

Note 18.    Subsequent Events

Aviation Asset Acquisitions

From January 1, 2007 through March 15, 2007, we acquired additional aviation assets for an aggregate purchase price of approximately $438,387, including five aircraft associated with the

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Guggenheim Aviation Investment Fund LP (‘‘GAIF’’) transaction (see below). The acquisitions were funded with borrowings under our credit facilities. At March 15, 2007, all of the purchased aircraft are subject to operating leases.

As of March 15, 2007, Aircastle had binding letters of intent to additional aviation assets with an estimated purchase price of $107,450. In addition, on January 22, 2007 Aircastle entered into a definitive purchase agreement with GAIF to purchase 38 aircraft for an aggregate purchase price of approximately $1,594,950. As of March 15, 2007 Aircastle had acquired five of these aircraft, which are included in the eight total acquired aviation assets above, for a purchase price of approximately $258,751, leaving the remaining 33 to be acquired at an aggregate purchase price of approximately $1,336,199. The GAIF aircraft will be purchased in a series of closings scheduled to occur through February 2009. The closing of each purchase is contingent on the seller meeting certain conditions precedent. The Company expects that all of the non-GAIF aircraft will be acquired during the first and second quarters of 2007. The purchase price of certain of the aircraft is subject to variable price provisions that typically reduce the final purchase price if the actual closing occurs beyond an initially agreed upon date.

Shareholders’ Equity

On February 13, 2007, the Company completed a follow-on public offering of 15,525,000 common shares at a price of $33.00 per share, raising $512,325 before offering costs. Net proceeds of the offering, after our payment of $17,931 in underwriting discounts and commissions and $1,550 in offering expenses, were $492,844. $473,074 of the net proceeds was used to repay borrowings under Amended Credit Facility No. 2 and the Revolving Credit Facility as of January 31, 2007. The remainder of the net proceeds were used for other general corporate purposes.

On March 14, 2007, the Board declared a first quarter dividend of $0.50 per Common Share, or an aggregate of $33,634 payable on April 13, 2007 to the shareholders of record as of March 30, 2007.

Financing

On January 22, 2007, the $1,000,000 Amended Credit Facility No. 2 was amended to increase the maximum committed amount to $1,250,000; provided that such amount will reduce to $1,000,000 on the earlier of (1) the closing of our next securitization financing or (2) June 30, 2007 (or, if we pay a commitment fee to the lenders, December 31, 2007).

On January 22, 2007, the Revolving Credit Facility was amended to increase the maximum committed amount to $450,000. However, such amount was reduced back to $250,000 upon the closing of our follow-on offering in February 2007.

On January 23, 2007, we entered into three interest rate swaps with a combined notional amount of $920,000 to hedge the variable interest payments on debt we expect to incur to finance aircraft acquisitions over the next several years. The terms of the swap provide for payment of a fixed rate of 5.14%, 5.14% and 5.16%, respectively, and receipt of one-month LIBOR on the notional amount. These swaps have a start date of February 15, 2007, July 15, 2007 and January 15, 2008, respectively, a termination date of April 15, 2017, December 15, 2017 and February 15, 2019, respectively, and an mandatory early termination date of August 15, 2007, August 15, 2008 and February 15, 2009, respectively. We have designated these interest rate swaps as cash flow hedges for accounting purposes.

On January 26, 2007, Credit Facility No. 3 was amended to extend the maturity date from March 31, 2007 to the earlier of September 30, 2007 or the closing of the next securitization.

At December 31, 2006, two of the repurchase agreements totaling $75.0 million matured on March 1, 2007 and were subsequently extended to March 1, 2008; and one of the repurchase agreements for $5.9 million matured on March 12, 2007 and was subsequently extended to September 12, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Aircastle Limited has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 21, 2007

Aircastle Limited
By:	/s/ Ron Wainshal
Ron Wainshal
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Aircastle Limited and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Ron Wainshal	Chief Executive Officer	March 21, 2007

Ron Wainshal

/s/ Mark Zeidman	Chief Financial Officer	March 21, 2007

Mark Zeidman

/s/ Aaron Dahlke	Chief Accounting Officer	March 21, 2007

Aaron Dahlke

/s/ Wesley R. Edens	Chairman of the Board	March 21, 2007

Wesley R. Edens

/s/ Joseph P. Adams, Jr.	Deputy Chairman of the Board	March 21, 2007

Joseph P. Adams, Jr.

/s/ Ronald W. Allen	Director	March 21, 2007

Ronald W. Allen

/s/ Douglas A. Hacker	Director	March 21, 2007

Douglas A. Hacker

/s/ John Z. Kukral	Director	March 21, 2007

John Z. Kukral

/s/ Ronald L. Merriman	Director	March 21, 2007

Ronald L. Merriman

/s/ Peter V. Ueberroth	Director	March 21, 2007

Peter V. Ueberroth

S-1