Form 10-Q
period 2007-03-31
Aircastle LTD
filed 2007-05-15
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(mark one)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Number of shares outstanding as of May 11, 2007: 67,268,329 common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries

Form 10-Q

Part I. — Financial Information

Item 1.    Financial Statements

Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31, 2006	March 31, 2007
ASSETS		(unaudited)
Cash and cash equivalents	$58,118	$49,008
Accounts receivable	7,696	3,516
Debt securities	121,273	124,532
Restricted cash and cash equivalents	106,069	121,442
Flight equipment held for sale	31,280	30,462
Flight equipment held for lease, net of accumulated depreciation of $64,111 and $85,593	1,559,364	1,991,768
Leasehold improvements, furnishings and equipment, net of accumulated depreciation of $694 and $842	1,506	1,340
Fair value of derivative assets	313	163
Aircraft purchase deposits	4,650	13,250
Other assets	28,434	34,767
Total assets	$1,918,703	$2,370,248
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings under credit facilities	$442,660	$376,283
Borrowings from securitization	549,400	544,000
Accounts payable, accrued expenses and other liabilities	31,384	34,440
Dividends payable	22,584	33,640
Lease rentals received in advance	11,068	14,044
Repurchase agreements	83,694	80,044
Security deposits	39,767	48,734
Maintenance payments	82,914	102,472
Fair value of derivative liabilities	18,035	29,425
Total liabilities	1,281,506	1,263,082
Commitments and Contingencies – Note 13
SHAREHOLDERS’ EQUITY
Preference shares, $.01 par value, 50,000,000 shares authorized, no shares issued and outstanding at December 31, 2006 and March 31, 2007	—	—
Common shares, $.01 par value, 250,000,000 shares authorized, 51,621,279 shares issued and outstanding at December 31, 2006; and 67,268,329 shares issued and outstanding at March 31, 2007	516	670
Additional paid-in capital	630,154	1,124,103
Dividends in excess of earnings	(3,382)	(15,475)
Accumulated other comprehensive income (loss)	9,909	(2,132)
Total shareholders’ equity	637,197	1,107,166
Total liabilities and shareholders’ equity	$1,918,703	$2,370,248

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2006	2007
Revenues
Lease rentals	$29,752	$67,358
Interest income	1,641	2,588
Other revenue	—	58
Total revenues	31,393	70,004
Expenses
Depreciation	9,076	21,633
Interest (net of interest income of $1,035 and $1,761 for 2006 and 2007, respectively)	7,364	16,730
Selling, general and administrative (including non-cash share based payment expense of $1,292 and $1,258 for 2006 and 2007, respectively)	5,874	8,497
Other expenses	640	382
Total expenses	22,954	47,242
Income from continuing operations before income taxes	8,439	22,762
Income tax provision	1,004	1,905
Income from continuing operations	7,435	20,857
Earnings from discontinued operations, net of income taxes	3,745	684
Net income	$11,180	$21,541
Basic earnings per share:
Income from continuing operations	$.18	$.35
Earnings from discontinued operations, net of income taxes	.09	.01
Net income per share	$.27	$.36
Diluted earnings per share:
Income from continuing operations	$.18	$.35
Earnings from discontinued operations, net of income taxes	.09	.01
Net income per share	$.27	$.36
Dividends declared per share	—	$.50

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2006	2007
Cash flows from Operating activities
Net income	$11,180	$21,541
Adjustments to reconcile net income to net cash provided by operating activities (inclusive of amounts related to discontinued operations)
Depreciation	9,915	22,394
Amortization of deferred financing costs	793	1,514
Amortization of lease premiums and discounts, and other related lease items	(163)	(1,701)
Deferred income taxes	155	1,892
Accretion of purchase discounts on debt securities	(266)	(208)
Non-cash share based payment expense	1,292	1,258
Cash flow hedges reclassified into earnings	—	(1,007)
Ineffective portion of cash flow hedges	(253)	42
Gain on the sale of flight equipment	(2,240)	—
Changes in certain assets and liabilities:
Accounts receivable	(377)	4,180
Restricted cash and cash equivalents	(31,689)	(15,373)
Other assets	(222)	(458)
Accounts payable, accrued expenses and other liabilities	(570)	(5,056)
Lease rentals received in advance	920	2,976
Security deposits and maintenance payments	25,429	28,525
Net cash provided by operating activities	13,904	60,519
Cash flows from investing activities
Acquisition and improvement of flight equipment	(200,456)	(446,390)
Disposition of flight equipment held for sale	57,157	—
Restricted cash from disposition of flight equipment held for sale	(20,325)	—
Purchase of debt securities	(92,726)	(15,251)
Margin deposits	—	(5,660)
Leasehold improvements, furnishings and equipment	(199)	—
Aircraft purchase deposits	(1,716)	(8,600)
Principal repayments on debt securities	3,106	12,664
Net cash used in investing activities	(255,159)	(463,237)
Cash flows from financing activities
Issuance of common shares, net	36,932	493,056
Repurchase of shares from employee	—	(210)
Credit facility borrowings	114,937	486,584
Securitization repayments	—	(5,400)
Credit facility repayments	(36,666)	(552,961)
Deferred financing costs	(2,106)	(1,227)
Proceeds from repurchase agreements	75,968	140
Principal repayment on repurchase agreement	(199)	(3,790)
Dividends paid	—	(22,584)
Net cash provided by financing activities	188,866	393,608
Net decrease in cash and cash equivalents	(52,389)	(9,110)
Cash and cash equivalents at beginning of period	79,943	58,118
Cash and cash equivalents at end of period	$27,554	$49,008

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2007

Note 1.    Summary of Significant Accounting Policies

Organization

Aircastle Limited, (‘‘Aircastle,’’ the ‘‘Company,’’ ‘‘we,’’ ‘‘us’’ or ‘‘our’’) is a Bermuda exempted company that was incorporated on October 29, 2004 by funds managed by affiliates of Fortress Investment Group LLC and certain of its affiliates (together, the ‘‘Fortress Shareholders’’ or ‘‘Fortress’’) under the provisions of Section 14 of the Companies Act of 1981 of Bermuda. Aircastle’s business is investing in aviation assets, including acquiring, managing and leasing commercial jet aircraft to airlines throughout the world and investing in aircraft related debt investments. Fortress Shareholders continue to beneficially own a majority of our outstanding common shares.

Basis of Presentation

Aircastle is a holding company that conducts its business through subsidiaries. Aircastle owns, directly or indirectly, all of the outstanding common shares or economic ownership interest of its subsidiaries. The consolidated financial statements presented are prepared in accordance with U.S. generally accepted accounting principles (‘‘GAAP’’).

The accompanying consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the ‘‘SEC’’) for interim financial reporting and, in our opinion, reflect all adjustments, including normal recurring items which are necessary to present fairly the results for interim periods. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC; however, we believe that the disclosures are adequate to make information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (‘‘SFAS No. 159’’). SFAS No 159, which amends SFAS No. 115 allows certain financial assets and liabilities to be recognized, at the company’s election, at fair market value, with any gains or losses for the period recorded in the statement of income. This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Currently, the Company records the gains or losses for the period in the statement of comprehensive income and in the equity section of the balance sheet. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of SFAS No.159 on its consolidated results of operations and financial position.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2007

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 Fair Value Measurements (‘‘SFAS No. 157’’). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement applies in conjunction with other accounting pronouncements that require or permit fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the potential impacts of SFAS No. 157 on its consolidated results of operations and financial position.

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

Note 3.    Lease Rental Revenues and Flight Equipment Held for Lease

Minimum future annual lease rentals contracted to be received under our existing operating leases at March 31, 2007 were as follows:

Year Ending December 31,	Amount
Remainder of 2007	$209,053
2008	268,611
2009	237,254
2010	179,473
2011	133,619
2012	83,814
Thereafter	110,350
$1,222,174

Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended March 31,
Region	2006	2007
Europe	39%	43%
Asia	26%	25%
North America	30%	22%
Latin America	5%	5%
Middle East and Africa	—	5%
	100%	100%

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2007

The classification of regions in the tables above and the table and discussion below is determined based on the principal location of the lessee of each aircraft.

For the three months ended March 31, 2006, two customers accounted for 42% of lease rental revenue. No other customer accounted for more than 6% of lease rental revenue. For the three months ended March 31, 2007, one customer accounted for 17% of lease rental revenue and three additional customers combined accounted for 22% of lease rental revenue. No other customer accounted for more than 4% of lease rental revenue.

Geographic concentration of net book value of flight equipment held for lease was as follows:

	December 31, 2006		March 31, 2007
Region	Number of Aircraft	Net Book Value %	Number of Aircraft	Net Book Value %
Europe	35	45%	35	46%
Asia	15	23%	16	24%
North America	11	22%	13	18%
Latin America	5	6%	5	5%
Middle East and Africa	3	4%	5	4%
Off-lease(a)	—	—	3	3%
	69	100%	77	100%

(a)	At March 31, 2007 three aircraft were classified as off-lease, but were subject to binding lease commitments.

At December 31, 2006 and March 31, 2007, lease acquisition costs included in other assets on the consolidated balance sheets were $794 and $775, respectively. Prepaid lease incentive costs included in other assets on the consolidated balance sheets were $830 and $417 at December 31, 2006 and March 31, 2007, respectively.

Note 4.    Discontinued Operations and Flight Equipment Held for Sale

As of December 31, 2005, one of our aircraft was classified as flight equipment held for sale. During the three months ended March 31, 2006, we completed the sale of this aircraft. In accordance with the credit facility associated with this aircraft, a portion of the proceeds was used to repay $36,666 of debt related to the aircraft plus accrued interest.

As of March 31, 2007, one of our aircraft was classified as flight equipment held for sale. Lease rents, depreciation, interest expense and other expenses have been recorded as earnings from discontinued operations, net of income tax provision. For the three months ended March 31, 2007 we incurred no interest expense and we had no outstanding borrowings associated with this aircraft.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2007

Earnings from discontinued operations for the three months ended March 31, 2006 and 2007 related solely to the two aircraft held for sale, were as follows:

	Three Months Ended March 31,
	2006	2007
Earnings from discontinued operations
Lease rentals	$3,754	$1,619
Depreciation	(840)	(761)
Gain (loss) on disposition	2,240	—
Interest expense	(881)	—
Other expenses	(80)	(138)
Earnings before income tax provision	4,193	720
Income tax provision	(448)	(36)
Earnings from discontinued operations	$3,745	$684

Note 5.    Debt Securities

As of March 31, 2007, debt securities with an aggregate fair value of $109,427 were U.S. corporate obligations and were classified as available-for-sale. These debt obligations are interests in pools of loans and are collateralized by interests in commercial aircraft of which $86,905 are investment grade and $22,522 are subordinate to other debt related to such aircraft. All of our debt securities which are classified as available-for-sale had unrealized gain positions relative to their net book values, which aggregated to $14,390 and $14,854 at December 31, 2006 and March 31, 2007, respectively.

At March 31, 2007 debt securities with a fair value of $45,226 and $45,024, respectively, have stated maturities in 2010 and 2011, respectively. Debt securities with an aggregate fair value of $19,177 have remaining terms to stated maturity in excess of 10 years after March 31, 2007. All of our debt securities provide for the periodic payment of both principal and interest and are subject to prepayment and/or acceleration depending on certain events, including the sale of the underlying collateral aircraft and events of default. Therefore, the actual maturity of our debt securities may be less than the stated maturities.

In 2007, we acquired a loan secured by a commercial jet aircraft with a cash purchase of $15,251 that was classified as held to maturity. The loan has a stated maturity of December 2007.

Note 6.    Securitization and Borrowings under Credit Facilities

We used three separate credit facilities and our first securitization, as described below, to fund a portion of the purchase price of our acquisitions of flight equipment. These borrowings are secured by our interests in the leases on the flight equipment, including the rights to receive rents and other income from the flight equipment, funds on deposit in lockbox accounts and established to collect rents and any security deposits and/or maintenance payments received from lessees and certain other interests.

Securitization No. 1

On June 15, 2006, we completed our first securitization, a $560,000 transaction comprised of 40 aircraft, which we refer to as Securitization No. 1. In connection with Securitization No. 1, two of

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2007

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

The Notes provide for monthly payments of interest at a floating rate of one-month LIBOR plus 0.27%, which at March 31, 2007 was 5.59%, and scheduled payments of principal. Financial Guaranty Insurance Company issued a financial guaranty insurance policy to support the payment of interest when due on the Certificates and the payment, on the final distribution date, of the outstanding principal amount of the Certificates. The Certificates are rated Aaa and AAA by Moody’s Investors Service and Standard & Poor’s rating services, respectively. We have entered into a series of interest rate hedging contracts intended to hedge the interest rate exposure associated with issuing floating-rate obligations backed by primarily fixed-rate lease assets. These contracts, together with the guarantee premium, the spread referenced above and other costs of trust administration, result in a fixed rate cost of 6.60% per annum, after the amortization of issuance fees and expenses.

ACS Ireland, which had total assets of $146,485 at March 31, 2007, is a VIE which we consolidate. At March 31, 2007, the outstanding principal amount of ACS Ireland’s notes was $105,262.

Credit Facility No. 2

On February 28, 2006, we entered into a $500,000 revolving credit facility with a group of banks to finance the acquisition of aircraft and related improvements which we refer to as Credit Facility No. 2. The borrowing base is equal to 85% of the net book value of the aircraft. Borrowings under this credit facility incur interest at the one-month LIBOR rate plus 1.25%. Additionally, we are subject to a 0.12% fee on any unused portion of the total committed facility. Credit Facility No. 2 requires the monthly payment of interest and principal, to the extent of 85% of any decrease in the net book value of the assets. Effective June 15, 2006, Credit Facility No. 2 was amended to increase the maximum committed amount to $750,000 and to extend the maturity to November 15, 2007. On December 15, 2006, the $750,000 credit facility was amended to increase the maximum committed amount to $1,000,000 and to extend the maturity to December 15, 2008 (‘‘Amended Credit Facility No. 2’’). In addition, the borrowing base was revised to equal 65% of the purchase price of aircraft secured under the facility. On January 22, 2007, the $1,000,000 Amended Credit Facility No. 2 was

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2007

amended to increase the maximum committed amount to $1,250,000; provided that such amount will reduce to $1,000,000 on the earlier of (1) the closing of our next securitization financing or (2) June 30, 2007 (or, if we pay a commitment fee to the lenders, December 31, 2007). As of March 31, 2007, we had borrowed $302,951 under Amended Credit Facility No. 2 and the interest rate was 6.57%.

Revolving Credit Facility

On December 15, 2006, the Company entered into a $250,000 revolving credit facility (the ‘‘Revolving Credit Facility’’) with a group of banks. The Revolving Credit Facility provides loans for working capital and other general corporate purposes and also provides for issuance of letters of credit for the account of any borrower up to $125,000 and matures on December 15, 2007. The aggregate amount of borrowings together with the aggregate stated amount of all letters of credit under the Revolving Credit Facility may not exceed $250.0 million. Borrowings under the Revolving Credit Facility bear interest (a) in the case of loans with an interest rate based on the applicable base rate (the ‘‘ABR’’) plus 0.50% per annum or (b) in the case of loans with an interest rate based on the eurodollar rate (the ‘‘EDR’’), the EDR plus 1.50% per annum. Additionally, we are subject to a per annum fee on any unused portion of the total committed facility of 0.25%, during periods when the average outstanding loans under the Revolving Credit Facility are less than $125.0 million, and 0.125% per annum when the average outstanding loans are equal to or greater than $125.0 million. Fees on any outstanding letters of credit will equal 1.625% per annum on the stated amount thereof. We are also required to pay customary agency fees. Additionally, we are required to maintain a net worth determined in accordance with GAAP of not less that $550,000. On January 22, 2007, the Revolving Credit Facility was amended to increase the maximum committed amount to $450,000. However, upon the closing of our follow-on equity offering in February 2007, the maximum committed amount returned to $250,000. We are not permitted to pay dividends on our common shares to the extent a default or an event of default exists under our Revolving Credit Facility. At March 31, 2007, there were no outstanding loans and $53.1 million of letters of credit outstanding under the Revolving Credit Facility.

Credit Facility No. 1

In February 2005, we entered into a revolving credit facility, as subsequently amended, with a group of banks to finance the acquisition of flight equipment and related improvements, which we refer to as Credit Facility No. 1. The interest rate on Credit Facility No. 1 was the one month LIBOR plus 1.50%. Monthly payments of interest were required through repayment. Credit Facility No. 1 was repaid in full and terminated on August 4, 2006. In addition, we wrote off the remaining balance of deferred financing fees of $1,840 upon the termination of Credit Facility No. 1.

Credit Facility No. 3

In October 2005, the Company entered into a credit facility for $109,998 with a bank to finance the acquisition of three aircraft which we refer to as Credit Facility No. 3. The interest rate on this facility is one-month LIBOR plus 1.50%. On March 30, 2006, $36,666 of Credit Facility No. 3 was repaid using a portion of the proceeds from the disposition of flight equipment held for sale which had been financed under this facility. Credit Facility No. 3 was amended on July 18, 2006, to increase the maximum committed amount by approximately $25,116 and to extend the maturity date to March 31, 2007. The increase in the maximum committed amount was reduced by $25,116 with the closing of the initial public offering. On January 26, 2007, Credit Facility No. 3 was amended again to extend the maturity date from March 31, 2007 to the earlier of September 30, 2007 or the closing of the next securitization. As of March 31, 2007, we had borrowed $73,332 under Credit Facility No. 3 and the interest rate was 6.82%.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2007

The weighted average interest of these credit facilities at December 31, 2006 and March 31, 2007 were 6.64%, and 6.62%, respectively.

Note 7.    Repurchase Agreements

We enter into repurchase agreements to fund a portion of the purchase price of certain of our debt securities. At December 31, 2006 and March 31, 2007 the repurchase agreements are secured by liens on the debt securities with a fair value of $105,550 and $94,037, respectively. The repurchase agreements provide for the payment of interest at LIBOR based rates plus spreads ranging from 0.50% to 0.75%. At March 31, 2007 the rate for LIBOR plus 0.50% was 5.82% and the rate for LIBOR plus 0.75% was 6.09%. The repurchase agreements are substantially all with parties other than those from whom we originally purchased the debt investments. At March 31, 2007, the repurchase agreements are scheduled to mature through March 2008. Upon maturity, we plan to refinance the repurchase agreements on similar terms and conditions. The weighted average interest rate of these repurchase agreements At December 31, 2006 and March 31, 2007 was 5.88% and 5.84%, respectively.

Note 8.    Shareholders’ Equity and Share Based Payment

On February 13, 2007, the Company completed a follow-on public offering of 15,525,000 common shares at a price of $33.00 per share, raising $512,325 before offering costs. Net proceeds of the offering, after our payment of $17,931 in underwriting discounts and commissions and $1,338 in offering expenses, were $493,056. Approximately $473,074 of the net proceeds was used to repay borrowings under Amended Credit Facility No. 2 and the Revolving Credit Facility. The remainder of the net proceeds were used for other general corporate purposes.

In August 2006, the Company completed its initial public offering (‘‘IPO’’) of 10,454,535 common shares at a price of $23.00 per share, raising $240,454 before offering costs. The net proceeds of the initial public offering, after our payment of $16,832 in underwriting discounts and commissions, and $4,027 in offering expenses were $219,595. Approximately $205,470 of the net proceeds was used to repay a portion of Credit Facility No. 2. The remainder of the proceeds were used for working capital requirements and to fund additional aircraft acquisitions.

On February 8, 2006, Fortress purchased 3,693,200 common shares at $10 per share for a total amount of $36,932. On July 21, 2006, the Company returned $36,932 of cash to Fortress in exchange for the cancellation of 3,693,200 of our common shares at $10 per share.

A summary of the fair value of nonvested shares for the three months ended March 31, 2007 is as follows:

Nonvested Shares	Shares (in 000’s)	Weighted Average Grant Date Fair Value	Fair Value of Nonvested Shares at Grant Date
Nonvested at January 1, 2007	901.3	$18.05	$16,266
Granted	119.5	33.22	3,970
Cancelled	(0.3)	—	(9)
Vested	(146.1)	(20.45)	(2,987)
Nonvested at March 31, 2007	874.4	$19.71	$17,240

The fair value of the restricted shares granted in 2007 was determined based upon the market price of the shares at the grant date. We anticipate that the current requisite service periods will be obtained for employees with awards. The total unrecognized compensation cost as of March 31, 2007 in the amount of $15,057 is expected to be recognized over a weighted average period of four years.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2007

Note 9.    Dividends

On December 13, 2006 the Board declared a fourth quarter dividend of $0.4375 per common share, or an aggregate of $22,584 to shareholders of record as of December 29, 2006, which was paid on January 15, 2007.

On March 14, 2007, the Board declared a first quarter dividend of $0.50 per Common Share, or an aggregate of $33,634, which was paid on April 13, 2007 to the shareholders of record as of March 30, 2007.

Note 10.    Earnings Per Share

The following table shows how we computed basic and diluted earnings per share:

	Three Months Ended March 31,
	2006	2007
Numerator
Income from continuing operations	$7,435	$20,857
Earnings from discontinued operations, net of income taxes	3,745	684
Net income	$11,180	$21,541
Denominator
Weighted-average shares used to compute basic earnings per share	41,322,604	58,864,054
Effect of dilutive restricted shares	78,348	291,573
Weighted-average shares outstanding and dilutive securities used to compute diluted earnings per share	41,400,952	59,155.627

Note 11.    Income Taxes

The sources of income from continuing operations before income taxes for the three months ended March 31, 2006 and 2007 were as follows:

	Three Months Ended March 31,
	2006	2007
U.S. operations	$168	$445
Non-U.S. operations	8,271	22,317
Total	$8,439	$22,762

Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income consisted of the following:

	Three Months Ended
	March 31, 2006	March 31, 2007
Notional U.S. federal income tax expense at the statutory rate:	$2,711	$7,967
U.S. state and local income tax, net	18	50
Non-U.S. operations	(1,913)	(6,135)
Non-deductible expenses in the U.S.	4	14
Other	184	9
Provision for income taxes	$1,004	$1,905

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2007

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (‘‘FIN 48’’), on January 1, 2007. FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

We conduct business globally and, as a result, the Company and its subsidiaries or branches are subject to foreign, U.S. federal and various state income taxes as well as withholding taxes. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States and Ireland. With few exceptions, the Company and its subsidiaries or branches remain subject to examination for all periods since inception.

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest and penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter.

Note 12.     Comprehensive Income

Comprehensive income includes net income, the changes in the fair value and the reclassification into earnings of amounts previously deferred relating to our derivative financial instruments which qualify for hedge accounting in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and the change in unrealized appreciation of debt securities classified as available-for-sale. Comprehensive income was $26,640 and $9,500 for the three months ended March 31, 2006 and 2007, respectively.

Note 13.    Commitments and Contingencies

At March 31, 2007, we had letters of intent or purchase agreements to acquire 37 aircraft for an estimated purchase price of $1,435,541. The purchase price of the aircraft under these letters of intent or purchase agreements is subject to variable price provisions that typically reduce the final purchase price if the actual closing occurs beyond an initially agreed upon date.

Note 14.    Related Party Transactions

Fortress provides certain support services to Aircastle. Fortress requires Aircastle to reimburse it for costs incurred on behalf of Aircastle. These costs consist primarily of professional services and office supplies purchased from third parties. These expenses are charged to Aircastle at cost and are included in selling, general and administrative expenses in our consolidated statements of income. Total costs of direct operating services for the three months ended March 31, 2006 and 2007 were $0 and $22, respectively.

During 2006, Aircastle employees participated in various benefit plans sponsored by Fortress including a voluntary savings plan (‘‘401(k) Plan’’) and other health and benefit plans. For the three months ended March 31, 2006, Aircastle reimbursed Fortress $272, for its costs under the 401(k) Plan and the health and benefit plans. Aircastle also reimburses Fortress for matching contributions up to

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2007

3% of eligible earnings. At December 31, 2006, Aircastle accrued $113 in annual contributions for the 2006 plan year for our employees’ participation in the 401(k) Plan sponsored by Fortress which was paid to Fortress in March 2007. In January 2007, Aircastle established a voluntary savings plan (‘‘401(k) Plan’’) and other health and benefit plans.

As of December 31, 2006 and March 31, 2007, $132 and $133, respectively, were payable to Fortress.

In May 2006, two of our operating subsidiaries entered into service agreements to provide certain leasing, remarketing, administrative and technical services to a Fortress entity, with respect to four aircraft owned by the Fortress entity and leased to third parties. Our responsibilities include remarketing the aircraft for lease or sale, invoicing the lessees for expenses and rental payments, reviewing maintenance reserves, reviewing the credit of lessees, arranging for the periodic inspection of the aircraft, securing the return of the aircraft when necessary. The agreements also provide that the Fortress entity will pay us 3.0% of the collected rentals with respect to leases of the aircraft, plus expenses incurred during the service period and will pay us 2.5% of the gross sales proceeds from the sale of any of the aircraft plus expenses incurred during the service period. As of March 31, 2007, we had accrued $58 in fees due from the Fortress entity. The service agreements have an initial term which expires on December 31, 2008, but will continue thereafter unless one party terminates the agreement by providing the other with advance written notice.

On August 10, 2006 we acquired an aircraft from an affiliate of one of the Fortress Shareholders for a purchase price of $11,063 which we believe represented fair value at the acquisition date.

For the three months ended March 31, 2006 and 2007, Aircastle paid $163 and $121, respectively for legal fees related to the establishment and financing activities of our Bermuda subsidiaries, and, for the three months ended March 31, 2006 and 2007, Aircastle paid $85 and $78 for Bermuda corporate services related to our Bermuda companies to a law firm and a corporate secretarial services provider affiliated with a Bermuda resident director serving on certain of our subsidiaries board of directors. The Bermuda resident director serves as an outside director of these subsidiaries.

Note 15.    Derivatives

We held the following interest rate derivative contracts as of March 31, 2007:

Hedged Item	Notional Amount	Effective Date	Maturity Date	Floating Rate	Fixed Rate	Fair Value of Derivative Asset or (Liability)
	(Dollars in thousands)
Securitization No. 1	$544,000	Jun-06	Jun-16	1 Month LIBOR + 0.27%	5.78%	$(16,385)
Amended Credit Facility No. 2 and Credit Facility No. 3	500,000	Mar-06	Mar-11	1 Month LIBOR	5.07%	(3,744)
Amended Credit Facility No. 2 and Credit Facility No. 3	200,000	Jan-07	Aug-12	1 Month LIBOR	5.06%	(1,674)
Future debt and securitization	360,000	Feb-07	Apr-17	1 Month LIBOR	5.14%	(3,586)
Future debt and securitization	90,000	Jul-07	Dec-17	1 Month LIBOR	5.14%	(1,278)
Future debt and securitization	40,000	Jan-08	Feb-17	1 Month LIBOR	5.16%	(2,758)
Repurchase Agreement	48,000	Feb-06	Jul-10	1 Month LIBOR	5.02%	41
Repurchase Agreement	5,000	Dec-05	Sep-09	3 Month LIBOR	4.94%	3
Repurchase Agreement	2,900	Jun-05	Mar-13	1 Month LIBOR	4.21%	119
Total	$1,789,900					$(29,262)

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2007

The counterparties to these agreements are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swap contracts, our exposure is limited to the interest rate differential on the notional amount at each settlement period over the life of the agreements. We do not anticipate any non-performance by the counterparties.

On January 23, 2007, we entered into three interest rate forward contracts to hedge the variable interest payments on debt we expect to incur to finance aircraft acquisitions over the next several years. The notional amounts of the initial contracts are $360,000, $90,000 and $40,000 and will increase to a maximum of $410,000, $150,000 and $360,000 respectively, and will amortize down as we repay the debt. These forward contracts have a mandatory early termination date of August 15, 2007, August 15, 2008 and February 15, 2009, respectively. We have designated these interest rate swaps as cash flow hedges for accounting purposes.

In June, 2006 we terminated two swaps resulting in a net deferred gain of $15,938 which will be amortized into income using the interest method over the life of securitization No. 1 (the anticipated financing), which is expected to be five years. It is expected that approximately $3,926 of these gains will be reclassified into earnings in the next twelve months. For the three months ended March 31, 2007, gains of $1,007 were reclassified into earnings and this amount is included in interest expense on the consolidated statements of income.

For the three months ended March 31, 2006 and 2007, we recognized ineffectiveness gains (losses) of $253 and ($42) related to our cash flow hedges. These amounts are included in interest expense on the consolidated statements of income.

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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2007

Information on reportable segments for the three months ended March 31, 2006 and 2007 is as follows:

	Three Ended March 31, 2006			Three Ended March 31, 2007
	Aircraft Leasing	Debt Investments	Total	Aircraft Leasing	Debt Investments	Total
Revenues
Lease rentals	$29,752	$—	$29,752	$67,358	$—	$67,358
Interest income	—	1,641	1,641	—	2,588	2,588
Other revenue	—	—	—	58	—	58
Total revenues	29,752	1,641	31,393	67,416	2,588	70,004
Expenses
Depreciation	8,963	—	8,963	21,485	—	21,485
Interest	7,530	869	8,399	17,372	1,119	18,491
Other expenses	640	—	640	382	—	382
Total expenses	17,133	869	18,002	39,239	1,119	40,358
Contribution Margin	$12,619	$772	$13,391	$28,177	$1,469	$29,646
Segment Assets	$1,064,772	$122,853	$1,187,625	$2,156,854	$128,064	$2,284,918

Total contribution margin reported as a segment profit for reportable business segments is reconciled to income from continuing operations before income taxes for the three months ended March 31, 2006 and 2007 as follows:

	2006	2007
Contribution Margin	$13,391	$29,646
Selling, general and administrative expenses	(5,874)	(8,497)
Depreciation and other expenses	(113)	(148)
Interest income on cash balances	1,035	1,761
Income from continuing operations before income taxes	$8,439	$22,762

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

Total segment assets are reconciled to total assets as follows:

	December 31, 2006	March 31 2007
Segment Assets	$1,823,572	$2,284,918
Operating cash accounts	58,118	49,008
Flight equipment held for sale	31,280	30,462
All other	5,733	5,860
	$1,918,703	$2,370,248

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2007

Note 17.    Subsequent Events

Aviation Asset Acquisitions

From April 1, 2007 through April 30, 2007, we acquired additional aviation assets for an aggregate purchase price of approximately $224,345. The acquisitions were funded with borrowings under our credit facilities. At April 30, 2007, all of the purchased aircraft are subject to operating leases or commitments to lease.

Financing

In April 2007, we entered into five interest rate forward contracts with initial notional amounts of $70,000, $28,000, $46,000, $95,000 and $143,000 to hedge the variable interest payments on debt we expect to incur to finance aircraft acquisitions over the next several years. The notional amounts will increase to a maximum of $440,000, $203,000, $230,000, $238,000 and $238,000, respectively and will amortize down as we repay debt. The terms of the forward contracts provide for payment of a fixed rate of 4.89%, 4.89%, 5.17%, 5.23% and 5.27%, respectively, and receipt of one-month LIBOR on the notional amount. These swaps have a start date of June 15, 2007, July 15, 2007, April 15, 2010, January 15, 2011 and July 15, 2011, respectively, a termination date of February 15, 2013, January 15, 2012, October 15, 2015, April 15, 2016 and September 15, 2016, respectively, and a mandatory early termination date of June 15, 2008, December 15, 2011, November 15, 2011, May 15, 2012 and October 15, 2012, respectively. We have designated these interest forward contracts as cash flow hedges for accounting purposes.

On April 5, 2007, we entered into an amendment to the Revolving Credit Facility which, in consideration for certain amendments, we agreed to increase our minimum net worth covenant from $550,000 to $750,000 plus one-half of the net proceeds of any future equity capital we raise.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks, uncertainties and assumptions. You should read the following discussion in conjunction with our historical consolidated financial statements and the notes thereto appearing elsewhere in this report. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those described under ‘‘Risk Factors’’ and included in our Annual Report on Form 10-K filed with the SEC.

Certain items in this Quarterly Report on Form 10-Q, and other information we provide from time to time may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not necessarily limited to, statements relating to our ability to acquire, sell and lease aircraft, issue aircraft lease-backed securities on attractive terms, anticipate, manage and address industry trends and their effect on our business, pay and grow dividends, realize gains or income from our debt investments, obtain required licenses and governmental approvals, obtain favorable tax treatment, secure financing and increase revenues, earnings, and EBITDA. Words such as ‘‘anticipate(s),’’ ‘‘expect(s)’’, ‘‘intend(s)’’, ‘‘plan(s)’’, ‘‘target(s)’’, ‘‘project(s)’’, ‘‘believe(s)’’, ‘‘will’’, ‘‘would’’, ‘‘seek(s)’’, ‘‘estimate(s)’’ and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements; Aircastle Limited can give no assurance that its expectations will be attained. Factors that could cause actual results to differ materially from Aircastle Limited’s expectations include, but are not limited to, our significant customer concentration; our continued ability to obtain additional capital to finance our growth; our continued ability to acquire aircraft at attractive prices; our continued ability to obtain favorable tax treatment in Bermuda and other jurisdictions; our ability to pay or maintain dividends; our ability to lease aircraft at favorable rates and maintain the value of our aircraft; the possibility that conditions to closing of certain transactions will not be satisfied; our ability to realize gains or income from our debt investments; general economic conditions and economic conditions in the markets in which we operate; competitive pressures within the industry and/or markets in which we operate; the creditworthiness of our airline customers; interest rate fluctuations; our ability to obtain certain required licenses and approvals; the impact of future terrorist attacks or wars on the airline industry; our concentration of leases in certain geographical regions; and other risks detailed from time to time in Aircastle’s filings with the SEC, including ‘‘Risk Factors’’ included elsewhere in this Quarterly Report on Form 10-Q and as previously disclosed in Aircastle’s 2006 Annual Report on Form 10-K. Such forward-looking statements speak only as of the date of this Quarterly Report. Aircastle Limited expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

OVERVIEW

We are a global company that acquires and leases high-utility commercial jet aircraft to passenger and cargo airlines throughout the world. High-utility aircraft are generally modern, operationally efficient jets with a large operator base and long useful lives. As of March 31, 2007, our aircraft portfolio consisted of 77 aircraft with 37 lessees located in 26 countries, subject to leases or pending leases, and managed through our offices in the United States, Ireland and Singapore. Typically, our aircraft are subject to net operating leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational and insurance costs although, in a majority of cases, we are obligated to pay a portion of specified maintenance or modification costs. We also make investments in other aviation assets, including debt securities secured by commercial jet aircraft. As of April 30, 2007, we had acquired and committed to acquire aviation assets having an aggregate purchase price equal to $2.5 billion and $1.4 billion, respectively, for a total of approximately $3.9 billion. Our revenues and income from continuing operations for the three months ended March 31, 2007 were $70.0 million and $20.9 million, respectively.

We intend to pay regular quarterly dividends to our shareholders. We plan to grow our dividends per share through the acquisition of additional aviation assets using cash on hand and available credit facilities. We expect to finance our acquisitions on a long-term basis using low-cost, non-recourse securitizations. Securitizations allow us to raise long-term capital by pledging cash flows of an asset pool, such as aircraft leases. In June 2006, we closed our first securitization, a $560 million transaction comprising 40 aircraft, which we refer to as Securitization No. 1. On March 14, 2007, our board of directors declared a regular quarterly dividend of $0.50 per common share, or an aggregate of $33.6 million, for the three months ended March 31, 2007, which was paid on April 13, 2007 to holders of record on March 30, 2007. These dividends may not be indicative of the amount of any future dividends.

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

Aircraft Leasing

Typically, our aircraft are currently subject to net operating leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational and insurance costs. In many of our leases we are obligated to bear a portion of maintenance costs or costs associated with modifications required by manufacturers or regulators. We retain the benefit, and bear the risk, of re-leasing and the residual value of the aircraft upon expiry or early termination of the lease. As of March 31, 2007, our portfolio consisted of 77 aircraft with 37 lessees in 26 countries subject to leases or commitments to lease, with a net book value of $2.0 billion. The weighted average (by net book value) age of the aircraft in the portfolio from the date of delivery by manufacturer to March 31, 2006, was 8.5 years. The weighted average (by net book value) remaining lease term for aircraft we owned at March 31, 2007 which were on-lease was 4.6 years.

Debt Investments

We also invest in debt securities secured by commercial jet aircraft, including enhanced equipment trust certificates, and other forms of collateralized debt. We believe our experience in the aircraft leasing business coupled with knowledge of structured finance, enables us to make opportunistic investments in this market sector. Our intent is not to actively trade debt investments, and accordingly we have classified debt investments purchased to date as available-for-sale or held to maturity as defined in Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of December 31, 2006, we owned debt securities secured by aircraft with a fair value of $121.3 million. During the three months ended March 31, 2007 we made one additional investment in debt securities secured by aviation assets. At March 31, 2007, our debt investment portfolio consisted of seven such debt securities with a fair value of $124.5 million.

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

Revenues in our Aircraft Leasing segment for the three months ended March 31, 2006 were $29.8 million as compared to $67.4 million for the three months ended March 31, 2007. Our revenues increased significantly from 2006 to 2007 as a result of continued aircraft acquisitions during the balance of 2006 and the first three months of 2007 which caused our aircraft fleet to grow from 42 aircraft at March 31, 2006 to 77 aircraft at March 31, 2007, all of with were subject to leases or commitments to lease.

Revenues in our Debt Investments segment are recognized using the effective interest method. Certain investments which represent residual interests are accounted for using a level yield methodology based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. Such assumptions include the rate and timing of principal and interest. Revenues in our Debt Investments segment for the three months ended March 31, 2006 were $1.6 million as compared to $2.6 million for the three months ended March 31, 2007.

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

Since our operating lease terms generally require the lessee to pay for operating, maintenance and insurance costs, our portion of other expenses relating to aircraft reflected in our statement of income has been nominal.

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

All of our aircraft-owning subsidiaries are foreign corporations that, depending upon the flight activities of the leased aircraft, generally earn income from sources outside the United States and therefore are exempt from U.S. federal, state and local income taxes. We have a U.S.- based subsidiary which provides management services to our non-U.S. subsidiaries and is subject to U.S. federal, state and local income taxes.

Acquisitions and Dispositions

Our financial results are impacted by the timing and size of acquisitions and dispositions we complete. As of April 30, 2007 we had acquired and committed to acquire aviation assets having an aggregate purchase price equal to $2.5 billion and $1.4 billion, respectively, or a total of approximately $3.9 billion. To date, we have sold one aircraft and one debt security.

We believe the large and growing aircraft market continues to evolve, generating significant additional acquisition opportunities. Our acquisition strategy is flexible and allows us to take advantage of the best available market opportunities. Currently, we are primarily focused on acquiring high-utility commercial jet aircraft for the passenger and freighter markets and we may also make opportunistic acquisitions of other asset-backed aviation assets. Our business strategy has been to pursue acquisitions through multiple channels across the world, such as sale-leasebacks with airlines and purchases from operating lessors, banks and other aircraft owning entities. We also explore opportunities to purchase aircraft from manufacturers from time to time. Our ability to successfully and efficiently acquire and integrate additional aviation assets on favorable terms will significantly impact our financial results and growth prospects.

On January 22, 2007, Aircastle entered into the Acquisition Agreement with Guggenheim Aviation Fund LP or GAIF under which we agreed to acquire 38 aircraft for an aggregate base purchase price of approximately $1.595 billion, subject to certain agreed adjustments. The aircraft we will acquire under the Acquisition Agreement are scheduled to be delivered to us through February 2009. For certain of the aircraft, we have agreed to make an accelerated payment to the relevant seller and acquire its right to obligations under the seller’s purchase acquisition or freighter conversion agreement, with final payment and delivery of the aircraft to us being made upon delivery by the manufacturer or seller, or completion of the conversion process. As of March 31, 2007, we completed the acquisition of 6 of the GAIF aircraft.

Closing of the transactions contemplated by the Acquisition Agreement is subject to certain customary closing conditions for transactions of this type. There can be no assurance that these conditions will be satisfied or that we will complete the acquisition of all the aircraft contemplated by the Acquisition Agreement. Failure to close the Aircraft Acquisition could negatively impact our stock price and financial results.

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

The following table sets forth certain information with respect to the aircraft acquired or to be acquired by us as of March 31, 2007, including the aircraft to be acquired pursuant to the Acquisition Agreement.

AIRCASTLE AIRCRAFT INFORMATION ($ in thousands)

	Owned Aircraft as of March 31, 2007(1)	Aircraft Committed to be Acquired as of March 31, 2007	Total
Asset Net Book Value	$1,991,768	$1,435,541	$3,427,309
No. of Aircraft	77	37	114
Number of Lessees	37	16	47
Number of Countries	26	12	27
Weighted Average Age (years)(2)	8.55	9.67	9.42
Weighted Average Remaining Lease Term (years)(3)	4.62	7.95	5.87
Weighted Average Remaining Cargo Lease Term (years)	8.29	9.78	9.44

(1)	Includes aircraft owned as of March 31, 2007, and excludes aircraft we were committed to acquire as of such date, and excludes one aircraft held for sale at March 31, 2007.
(2)	Weighted average age (years) is as of March 31, 2007.
(3)	Excludes one Boeing Model 737-800 scheduled for delivery to us in May 2007 which is not subject to lease, but which is subject to a letter of intent with a potential lessee, and also excludes three Boeing Model 737-400 aircraft delivered to us in February 2007, which are subject to leases but which have not delivered, and six Airbus Model A320-200 aircraft scheduled for delivery to us between December 2007 and February 2009 which are not subject to lease.

Portfolio Diversification

	Owned Aircraft as of March 31, 2007(1)		Aircraft Committed to be Acquired as of March 31, 2007		Total
	# Aircraft	% of Net Book Value	# Aircraft	% of Net Book Value	# Aircraft	% of Net Book Value
Aircraft Type
Passenger
Narrowbody	55	55%	25	34%	80	46%
Midbody	14	28%	2	4%	16	18%
Widebody	1	4%	—	0%	1	2%
Total Passenger	70	87%	27	38%	97	66%
Freighter(1)	7	13%	10	62%	17	34%
Total(6)	77	100%	37	100%	114	100%
Lessee Diversification
Top Five Lessees	28	33%	21	56%	27	31%
Regional Diversification
Europe	35	46%	11	37%	46	42%
Asia	16	24%	12	22%	28	23%
North America	13	18%	2	9%	15	14%
Latin America	5	5%	1	2%	6	4%
Middle East and Africa	5	4%	4	23%	9	12%
Off Lease(5)	3	3%	7	7%	10	5%
Total(6)	77	100%	37	100%	114	100%

(1)	Includes aircraft owned as of March 31, 2007 and excludes aircraft we were committed to acquire as of such date, and excludes one aircraft held for sale at March 31, 2007.
(2)	Total off-lease column includes one Boeing Model 737-800 scheduled for delivery to us in May 2007 which is not subject to lease, but which is subject to a letter of intent with a potential lessee, and also includes three Boeing Model 737-400 aircraft delivered to us in February 2007, which are subject to leases and six Airbus Model A320-200 aircraft scheduled for delivery to us between December 2007 and February 2009 which are not subject to lease.

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

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2006 to the three months ended March 31, 2007

Revenues and Contribution Margin

Revenues and contribution margin by segment is set forth in the tables below. See Note 16 to our consolidated financial statements for the reconciliation to operating income and our reasons for using contribution margin to discuss our results of operations.

Aircraft Leasing

Aircraft Leasing revenues and contribution margin were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2006	2007
Revenues
Lease rentals	$29,752	$67,358
Other revenues	—	58
Total revenues	29,752	67,416
Expenses
Depreciation	8,963	21,485
Interest	7,530	17,372
Other expenses	640	382
Total expenses	17,133	39,239
Contribution margin	$12,619	$28,177

For the three months ended March 31, 2006, the contribution margin of our Aircraft Leasing segment was $12.6 million on $29.8 million of revenues. At March 31, 2006, we owned 42 aircraft held for lease, all of which were on-lease.

For the three months ended March 31, 2007, the contribution margin of our Aircraft Leasing segment was $28.2 million on $67.4 million of revenues. At March 31, 2007, we owned 77 aircraft held for lease, all of which were subject to leases or commitments to lease. Aircraft leasing revenue of $67.4 million, depreciation expense of $21.5 million, interest expense of $17.4 million and other expenses of $0.4 million all increased relative to the three months ended March 31, 2006 due to the increase in the size of our aircraft portfolio.

Debt Investments

Debt Investment revenues and contribution margin were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2006	2007
Revenues
Interest income	$1,641	$2,588
Total revenues	1,641	2,588
Expenses
Interest	869	1,119
Total expenses	869	1,119
Contribution margin	$772	$1,469

For the three months ended March 31, 2006, the contribution margin of our Debt Investments segment was $0.8 million on $1.6 million of revenues. At March 31, 2006, we owned $120.6 million of debt securities with $3.8 million of unrealized gains as reflected in accumulated other comprehensive income at March 31, 2006.

For the three months ended March 31, 2007, the contribution margin of our Debt Investments segment was $1.5 million on $2.6 million of revenues. At March 31, 2007, we owned $124.5 million of debt securities with $14.9 million of unrealized gains as reflected in accumulated other comprehensive income at March 31, 2007.

Selling, General, Administrative and Other Expenses

Selling, general, administrative and other expenses were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2006	2007
Personnel	$3,802	$5,305
Professional fees	1,371	1,550
Travel expenses	278	590
Rent and office expenses	244	286
Depreciation of leasehold improvements and office equipment	113	148
Communication expenses	67	180
Business insurance	3	244
Other selling, general and administrative expenses	109	342
	$5,987	$8,645

Personnel costs consist primarily of salary, non-cash share-based payments, recruitment and relocation expenses which increased as the number of employees increased from 32 at March 31, 2006 to 52 at March 31, 2007. Non-cash share-based payments were $1,292 and $1,258, respectively, for the three months ended March 31, 2006 and 2007. Professional fees consisted primarily of legal, accounting and tax fees associated with our legal organization and administration. Travel expenses consisted primarily with costs associated with travel to and from the locations of aircraft to be acquired and aircraft lessees. Office expense and equipment costs, mainly rent, depreciation, communications, insurance and other general office expenses, increased with the expansion of facilities to accommodate increased headcount and to meet the demands of our growing business.

Income Tax Provision

Our provision for income taxes for the three months ended March 31, 2006 and 2007 was $1.0 million and $1.9 million, respectively. Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. Consequently, the provision for income taxes recorded relates to income earned by certain of our subsidiaries which are located in jurisdictions that impose income taxes.

Discontinued Operations

During 2005, we purchased an aircraft and immediately held it for sale. As of December 31, 2005, the aircraft was classified on the balance sheet as flight equipment held for sale and all operating activities were classified as discontinued operations. During 2007, we entered into an agreement to sell one of our aircraft previously held for lease. As of March 31, 2007, the aircraft was classified on the balance sheet as flight equipment held for sale and all operating activities were classified as discontinued operations.

Earnings from discontinued operations for the three months ended March 31, 2006, and 2007 related solely to the two aircraft held for sale, were as follows:

	2006	2007
Earnings from discontinued operations
Lease rentals	$3,754	$1,619
Depreciation	(840)	(761)
Gain (loss) on disposition	2,240	—
Interest expense	(881)	—
Other expenses	(80)	(138)
Earnings before income tax provision	4,193	720
Income tax provision	(448)	(36)
Earnings from discontinued operations	$3,745	$684

CRITICAL ACCOUNTING POLICIES

Except for the adoption of Financial Accounting Standards Board, or FASB, Interpretation No. 48 Accounting for the Uncertainty in Income Taxes — an Interpretation of FASB No. 109 on January 1, 2007 which did not have an impact on our consolidated financial statements, there have been no material changes to our critical accounting policies from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Application of Critical Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Recently Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (‘‘SFAS No. 159’’). SFAS No 159, which amends SFAS No. 115 allows certain financial assets and liabilities to be recognized, at the company’s election, at fair market value, with any gains or losses for the period recorded in the statement of income. This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Currently, the Company records the gains or losses for the period in the statement of comprehensive income and in the equity section of the balance sheet. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No.159 on its consolidated results of operating s and financial position.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157 Fair Value Measurements (‘‘SFAS No. 157’’). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement applies in conjunction with other accounting pronouncements that require or permit fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impacts of SFAS No. 157 on its consolidated results of operations and financial position.

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

During the three months ended March 31, 2007, we acquired $446.4 million of commercial jet aircraft and related capital improvements and $15.3 million of debt investments secured by a commercial jet aircraft, for a total of $461.7 million. We expect to acquire a substantial amount of aviation assets over the next twelve months, including approximately $1.4 billion of aircraft to be delivered under the Acquisition Agreement and letters of intent at March 31, 2007 and additional acquisitions that we may enter into from time to time in the ordinary course of business. In addition, at March 31, 2007, we expect capital expenditures and lessee maintenance payment draws on our owned and committed aircraft portfolio to be approximately $33.0 million over the next twelve months. However, there can be no assurance that we will be able to acquire such additional aircraft, or regarding the timing and amount of such acquisitions, or that such capital expenditure will not exceed the expected amount.

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

Cash Flows

(Dollars in thousands)	Three Months Ended March 31, 2006	Three Months Ended March 31, 2007
Net cash flow provided by operating activities	$13,904	$60,519
Net cash flow used in investing activities	(255,199)	(463,237)
Net cash flow provided by financing activities	188,866	393,608

Operating activities provided net cash flow of $13.9 million for the three months ended March 31, 2006 and provided net cash flow of $60.5 million in the three months ended March 31, 2007. Cash flow from operations is primarily generated from rents received pursuant to the lease agreements on our aircraft. It is reduced by interest paid on our borrowings and by selling, general and administrative expenses. The amount of rent we receive depends on various factors, including the size, age and composition of our aircraft portfolio. Our aircraft lease agreements generally provide for the periodic payment of a fixed amount of rent over the life of the lease. However, the amount of rent we receive may vary due to several factors, including the credit worthiness of our lessees and the occurrence of delinquencies and defaults. It is also affected by the extent to which aircraft are off-lease and our ability to remarket aircraft that are nearing the end of their leases. Our success in re-leasing aircraft is affected by market conditions for our aircraft and by general industry trends. At March 31, 2006, all 42 of our aircraft were on-lease. At March 31, 2007, all 77 of our aircraft were subject to lease agreements or commitments to lease. Cash flow provided by operations is also affected by the interest expense we pay on our credit facilities and by our decisions to hedge the risk of changing interest rates. All of our debt is currently floating rate and varies with changes in LIBOR. To the extent interest rates increase, we may be liable for more interest payments to our lenders. Our practice has been to hedge the expected future interest payments on a portion of our floating rate liabilities by entering into derivative contracts. However, we remain exposed to changes in interest rates to the extent we decide to remain unhedged and the degree to which our hedges are not perfectly correlated to the hedged future cash flows.

Net cash flow used in investing activities totaled $255.2 million and $463.2 million for the three months ended March 31, 2006 and 2007, respectively. During the three months ended March 31, 2006 we acquired 10 aircraft as compared to nine aircraft during the three months ended March 31, 2007, resulting in our gross investment of $454.0 million in the acquisition and improvement of flight equipment during the three months ended March 31, 2007 or $446.4 million, net of accrued liabilities as compared to our gross investments of $205.4 million or $200.5 million, net of accrued liabilities during the three months ended March 31, 2006. The higher amount of investment relative to the number of aircraft purchased in 2006 (10 aircraft) versus 2007 (nine aircraft), reflects the acquisition in 2007 of larger commercial aircraft, including two freighter aircraft for a combined purchase price of approximately $210 million. We invested $15.3 million in debt investments during the three months ended March 31, 2007 as compared to $92.7 million during the three months ended March 31, 2006. We received $12.7 million of principal payments on our debt securities during the three months ended March 31, 2007. We paid $8.6 million in deposits on aircraft purchased during the three months ended March 31, 2007, as compared to $1.7 million during the three months ended March 31, 2006. Cash outflows from investing activities during the three months ended March 31, 2006 are partially offset by proceeds of $57.2 million from the sale of an aircraft in March 2006 that had been reported as discontinued operations.

Net cash flow from financing activities totaled $188.9 million and $393.6 for the three months ended March 31, 2006 and 2007, respectively. In 2006, cash flows from financing activities resulted from the Company borrowing $114.9 million under a credit facility and the receipt of $76.0 million of proceeds from repurchase agreements.. In 2007, the period to period increase primarily reflects the cash flows provided by the public offering of common stock in February 2007 (discussed below) which generated $493.1 million of net proceeds, partially offset by the payment of the $22.6 million dividend declared in the fourth quarter of 2006. No comparable dividend was paid in the first quarter of 2006.

On February 13, 2007, we completed a follow-on public offering of 15,525,000 common shares at a price of $33.00 per share, raising $512.3 million before offering costs. The net proceeds of the offering, after our payment of $17.9 million in underwriting discounts and commissions and $1.3 million in offering expenses, were $493.1 million, $398.1 million of which was used to repay borrowings under Amended Credit Facility No. 2 and $75.0 million of which was used to repay borrowings under the Revolving Credit Facility. The remainder of the net proceeds was used for general corporate purposes.

We also repaid $36.7 million of debt outstanding on Credit Facility No. 3 on March 31, 2006 when we sold one of the aircraft that had been financed under this facility. The aircraft had been classified as held for sale for accounting purposes and results of operations related to the aircraft have been reported in Discontinued Operations.

Credit Facilities

The following table provides a summary of our credit facilities at March 31, 2007:

		As of March 31, 2007
Debt Obligation	Collateral	Commitment	Outstanding Borrowings	Interest Rate	Final Stated Maturity
(Dollars in thousands)
Amended Credit Facility No. 2	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	$1,250,000	$302,951	1 Month LIBOR + 1.25%	12/15/08
Revolving Credit Facility	Beneficial interests in aircraft owning entities and related interests	250,000	—	1 Month LIBOR + 1.50%	12/15/07
Credit Facility No. 3	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	73,332	73,332	1 Month LIBOR + 1.50%	9/30/07
Securitization No. 1	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	544,000	544,000	1 Month LIBOR + 0.27%	06/20/31
Repurchase Agreements	Securities available for sale	71,327	71,327	1 Month LIBOR + 0.50%	3/1/08
Repurchase Agreements	Securities available for sale	2,837	2,837	1 Month LIBOR + 0.50%	6/28/07
Repurchase Agreement	Securities available for sale	5,880	5,880	3 Month LIBOR + 0.75%	9/12/07
		$2,197,376	$1,000,327

On December 15, 2006, we amended and restated our senior secured revolving credit agreement, which we refer to as Amended Credit Facility No. 2. This credit facility, which matures on December 15, 2008, provides for loans in an aggregate amount up to $1.25 billion provided, that such amount will reduce to $1.0 billion on the earlier of (1) closing of our next securitization or (2) June 30, 2007 (or, if we pay a commitment fee to the lenders, December 31, 2007). Borrowings under Amended Credit Facility No. 2 are used to finance up to 65% of the purchase price of the aircraft secured under the facility. As of March 31, 2007, we had $303.0 million outstanding under this facility. Borrowings under Amended Credit Facility No. 2 bear interest (a) in the case of loans with an interest rate based on the applicable base rate (the ‘‘ABR’’) which is the greater of the prime rate and the federal funds rate plus 0.50% , an annual rate equal to the ABR plus 0.25% or (b) in the case of loans with an interest rate based on the eurodollar rate (the ‘‘EDR’’) which is one-month LIBOR, an annual rate equal to the EDR plus 1.25% per annum. The interest rate at March 31, 2007 was 6.57%. Additionally, we are subject to a 0.125% per annum fee on any unused portion of the total committed facility. We are also required to pay customary agency fees. The facility has no restrictions on the amount of dividends we can pay, provided we are not in default.

Also on December 15, 2006, we entered into a senior secured revolving credit agreement, which we refer to as the Revolving Credit Facility. The Revolving Credit Facility, which matures on December 15, 2007 provides loans to certain direct and indirect subsidiaries of Aircastle for working capital and other general corporate purposes and also provides for the issuance of up to $125 million of letters of credit for the account of any borrower. The aggregate amount of borrowings together with the aggregate stated amount of all letters of credit under the Revolving Credit Facility may not exceed $250.0 million. Borrowings under the Revolving Credit Facility bear interest (a) in the case of loans with an interest rate based on the ABR, the ABR plus 0.50% per annum or (b) in the case of loans with an interest rate based on the EDR, the EDR plus 1.50% per annum. Additionally, we are subject to a per annum fee on any unused portion of the total committed facility of 0.25%, during periods when the average outstanding loans under the Revolving Credit Facility are less than $125.0 million, and 0.125% per annum when the average outstanding loans are equal to or greater than $125.0 million. Fees on any outstanding letters of credit will equal 1.625% per annum on the stated amount thereof. We are also required to pay customary agency fees. Under this facility, we are required to maintain a minimum consolidated net worth, determined according to GAAP in an amount originally set at $550 million and on April 5, 2007, in consideration for certain amendments, increased to $750 million plus one-half of the proceeds of any additional equity capital we raise . As of March 31, 2007, there were no outstanding loans and $53.1 million of letters of credit outstanding under the Revolving Credit Facility

Also at March 31, 2007, we had a $73.3 million secured credit facility to finance the acquisition of two aircraft which we refer to as Credit Facility No. 3. This was initially a $110.0 million facility and had also been used to finance the acquisition of a third aircraft, but was repaid in part upon the sale of one of our aircraft on March 29, 2006. The interest rate on the facility is one-month LIBOR plus 1.50%, which at March 31, 2007 was 6.82% per annum. Credit Facility No. 3 matures on September 30, 2007 or the closing of the next securitization. As of March 31, 2007, we had $73.3 million outstanding under Credit Facility No. 3.

From time to time, we also enter into repurchase agreements to finance certain of our securities available for sale. Repurchase agreements are agreements to sell securities to a counterparty with the simultaneous agreement to repurchase the same or substantially identical securities from the same counterparty at a later date with accrued interest. Repurchase agreements normally do not constitute economic sales and are therefore treated as collateralized financing transactions and are carried at the amount of cash received with the underlying securities sold continuing to be recognized as securities available for sale. Interest incurred on repurchase agreements is reported in interest expense. At March 31, 2007, we had three outstanding repurchase agreements totaling $80.0 million. Two of the repurchase agreements provide for the payment of interest at one-month LIBOR plus 0.50% and one of the agreements provides for the payment of interest at three-month LIBOR plus 0.75%. At March 31, 2007, the weighted average interest rate on our repurchase agreements was 5.84% per annum. The repurchase agreements provide for an original term to maturity ranging from six months to one year. If we cannot renew or replace these repurchase agreements as they mature we will be required to repay them from internal funds or find alternative sources of financing, as to which no assurance can be given.

Our debt obligations contain various customary non-financial loan covenants. Such covenants do not, in management’s opinion, materially restrict our investment strategy or our ability to raise capital. We are in compliance with all of our loan covenants as of March 31, 2007.

Securitization

On June 15, 2006, two of our subsidiaries, ACS Aircraft Finance Ireland plc and ACS Aircraft Finance Bermuda Limited, which we refer to together as the ACS Group, issued $560 million of Class A-1 notes, or the notes to a newly formed trust, ACS 2006-1 Pass Through Trust, or the trust. The trust simultaneously issued a single class of Class G-1 pass through trust certificates, or the certificates, representing undivided fractional interests in the notes. Payments on the notes will be passed through to the holders of the certificates. The notes are secured by ownership interests in aircraft-owning subsidiaries of ACS Bermuda and ACS Ireland and the individual aircraft leases, any cash or other assets held by the security trustee and rights under the service provider agreements and certain other agreements and assets. Each of ACS Bermuda and ACS Ireland has fully and unconditionally guaranteed each other’s obligations under the notes. However, the notes are neither obligations of or guaranteed by Aircastle Limited. The ACS Group used the proceeds from the sale of the notes to acquire directly or indirectly 40 aircraft from us and we paid for certain expenses incurred in connection with the offering of approximately $14.5 million. We used a portion of the proceeds of Securitization No. 1 to return $36.9 million to the Fortress funds in exchange for the cancellation of 3,693,200 of our common shares and $487.0 million of the proceeds to repay in full the amount outstanding under our previously existing $525.0 million senior secured credit facility. The notes provide for monthly payments of interest at a floating rate of one-month LIBOR plus 0.27% which was 5.59% at March 31, 2007 and scheduled payments of principal. The scheduled payments of principal have been calculated such that the principal balance of the notes is equal to 54.8% of the Initial Appraised Value of the aircraft, as such Initial Appraised Value is decreased over time by an assumed amount of depreciation. During the first five years of the transaction, subject to compliance with the debt service coverage ratio test in years four and five, all cash flows attributable to the underlying aircraft after payment of expenses, interest and scheduled principal payments, or excess securitization cash flows, will be available for distribution to us. We have used and intend to use the excess securitization cash flow to pay dividends and to make additional investments. We expect to refinance the notes on or prior to June 2011. In the event that the notes are not repaid on or prior to June 2011, the excess securitization cash flow will be used to repay the principal amount of the notes and will not be available to us to pay dividends to our shareholders. If during year four or five of the transaction, the debt service coverage ration test fails on two consecutive payment dates the excess securitization cash flow will be used to repay the principal amount of the notes and will not be available to us to pay dividends to our shareholders.

Contractual Obligations

Our contractual obligations consist of principal and interest payments on variable rate liabilities, obligations under binding letters of intent to purchase aircraft and rent payments pursuant to our office leases. Total contractual obligations increased from $1.69 billion at the end of 2006 to approximately $2.7 billion at March 31, 2007 due primarily to an increase in aircraft purchase obligations. The primary reason for the increase is:

•	and the increase in purchase obligations mainly due to the GAIF transaction finalized in January 2007.

The following table presents our actual contractual obligations and their maturity dates as of March 31, 2007:

Payments Due By Period as of March 31, 2007

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Amended Credit Facility No. 2(1)	$337,259	$38,431	$298,828	$—	$—
Credit Facility No. 3(1)	75,930	75,930	—	—	—
Securitization No. 1(1)	718,828	52,619	104,499	158,723	402,987
Repurchase agreements(1)	84,444	84,444	—	—	—
Operating leases(2)	3,880	671	1,361	1,214	634
Purchase obligations(3)	1,435,541	1,435,541	—	—	—
Total	$2,655,882	$1,687,636	$404,688	$159,937	$403,621

(1)	Includes interest on variable rate, LIBOR-based instruments at the March 31, 2007 rate.

(2)	Represents contractual payments on our office leases in Stamford, Connecticut and Dublin, Ireland.
(3)	At March 31, 2007, we had binding letters of intent to acquire 37 aircraft, including 32 from GAIF. As of April 30, 2007, thirteen of the GAIF aircraft were subsequently acquired; the remaining letters of intent are still pending.

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

Margin Calls

Our repurchase agreements and interest rate derivative instruments are also subject to margin calls based on the value of the underlying security and the level of interest rates. Margin calls resulting from decreases in the value of our debt instruments or mark-to-market losses on our derivative instruments due to decreasing interest rates could require that we post additional collateral. Management believes that we maintain adequate cash reserves and liquidity to meet any reasonably possible margin calls resulting from these risks, but can make no assurances that we will have adequate additional collateral under all potential scenarios. At December 31, 2006 and March 31, 2007, we had margin deposits in the amount of $4.3 million and $10.0 million, respectively.

Capital Expenditures

We make capital expenditures from time to time in connection with improvements made to our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the three months ended March 31, 2006, we incurred a total of $1.5 million of capital expenditures related to the acquisition of aircraft. For the three months ended March 31, 2007, we incurred a total of $1.3 million of capital expenditures related to the acquisition of aircraft.

As of March 31, 2007, the weighted average (by net book value) age of our aircraft was approximately 8.5 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Under our leases, the lessee is primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement. At March 31, 2007, we held $102.5 million of maintenance reserves. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2007.

Foreign Currency Risk and Foreign Operations

At March 31, 2007, all of our leases are payable in U.S. dollars. However, we incur Euro and Singapore dollar denominated expenses in connection with our subsidiary in Ireland and branch office in Singapore. As of March 31, 2007, 10 of our 52 employees were based in Ireland and 2 were based in Singapore. For the three months ended March 31, 2007, expenses denominated in currencies other than the U.S. dollar, such as payroll and office costs, aggregated approximately $1.4 million in U.S. dollar equivalents and represented approximately 16% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us more effectively to source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, it is likely that our international operations and our exposure to foreign currency risk will increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases we may enter into hedging transactions in the future to mitigate this risk. For the three months ended March 31, 2006 and 2007 we incurred a net loss of $9,000 and a net gain of $20,000 in foreign currency transactions, respectively.

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

Hedging

The objective of our hedging policy is to adopt a risk averse position with respect to changes in interest rates. Accordingly, we have entered into a number of interest rate swaps and interest rate forward contracts to hedge the current and expected future interest rate payments on our variable rate debt. Interest rate swaps are agreements in which a series of interest rate flows are exchanged with a third party over a prescribed period. An interest rate forward contract is an agreement to make or receive a payment at the end of the period covered by the contract, with reference to a change in interest rates. The notional amount on a swap or forward contract is not exchanged. Our swap transactions typically provide that we make fixed rate payments and receive floating rate payments to convert our floating rate borrowings to fixed rate obligations to better match the largely fixed rate cash flows from our investments in flight equipment and debt securities. Similarly, our interest rate forward contracts typically provide for us to receive payment if interest rates increase and make a payment if they decrease. However, we can give no assurance that our net income will not be adversely affected during any period as a result of changing interest rates. We held the following interest rate derivative contracts as of March 31, 2007:

Hedged Item	Notional Amount	Effective Date	Maturity Date	Floating Rate	Fixed Rate	Fair Value of Derivative Asset or (Liability)
	(Dollars in thousands)
Securitization No. 1	$544,000	Jun-06	Jun-16	1 Month LIBOR + 0.27%	5.78%	$(16,385)
Amended Credit Facility No. 2 and Credit Facility No. 3	500,000	Mar-06	Mar-11	1 Month LIBOR	5.07%	(3,744)
Amended Credit Facility No. 2 and Credit Facility No. 3	200,000	Jan-07	Aug-12	1 Month LIBOR	5.06%	(1,674)
Future debt and securitization	360,000	Feb-07	Apr-17	1 Month LIBOR	5.14%	(3,586)
Future debt and securitization	90,000	Jul-07	Dec-17	1 Month LIBOR	5.14%	(1,278)
Future debt and securitization	40,000	Jan-08	Feb-17	1 Month LIBOR	5.16%	(2,758)
Repurchase Agreement	48,000	Feb-06	Jul-10	1 Month LIBOR	5.02%	41
Repurchase Agreement	5,000	Dec-05	Sep-09	3 Month LIBOR	4.94%	3
Repurchase Agreement	2,900	Jun-05	Mar-13	1 Month LIBOR	4.21%	119
Total	$1,789,900					$(29,262)

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

EBITDA is not an alternative to net income, income from operations or cash flows provided by or used in operations as calculated and presented in accordance with GAAP. You should not rely on EBITDA as a substitute for any such GAAP financial measure. We strongly urge you to review the reconciliation of EBITDA to GAAP net income (loss), along with our consolidated financial statements included elsewhere in this report. We also strongly urge you to not rely on any single financial measure to evaluate our business. In addition, because EBITDA is not a measure of financial performance under GAAP and is susceptible to varying calculations, the EBITDA measure, as presented in this report, may differ from and may not be comparable to similarly titled measures used by other companies. The table below shows the reconciliation of net income (loss) to EBITDA for the three months ended March 31, 2006 and 2007.

(Dollars in thousands)	Three Months Ended March 31, 2006	Three Months Ended March 31, 2007
Net income (loss)	$11,180	$21,541
Depreciation	9,076	21,633
Amortization	(104)	(1,659)
Interest, net	7,364	16,730
Income tax provision	1,004	1,905
Earnings from discontinued operations, net of income taxes	(3,745)	(684)
EBITDA	$24,775	$59,466

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

The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For our debt securities and variable rate liabilities, the table presents principal cash flows by expected maturity date and related weighted-average interest rates as of the end of each period. Weighted-average variable rates are based on implied forward rates as derived from appropriate annual spot rate observations as of the reporting date. For interest rate swaps and forward contracts, the table presents notional amounts by expected maturity date or mandatory termination date and weighted-average interest rates as of the end of each period:

(Dollars in thousands)	Face/Notional/ Market Value amount March 31, 2007	Face/Notional Amount Maturing						Fair Value March 31, 2007
		Twelve Months Ended December 31,
		2008	2009	2010	2011	2012	Thereafter
Fixed Rate Assets
Securities Available for Sale	$107,865	$27,197	$15,785	$25,242	$23,224	$664	$15,753	$109,427
Weighted average coupon rate, end of period	7.77%	7.78%	7.78%	7.92%	8.10%	8.15%
Security Held Until Maturity	$15,414	$—	$—	$—	$—	$—	$—	$15,414
Average interest rate	8.88%
Variable Rate Liabilities
Borrowed under Credit Facilities	$376,283	$91,798	$284,485	$—	$—	$—	$—	$376,283
Weighted average interest rate end of period	6.62%	7.17%	—	—	—	—	—	—
Securitized Notes
Notes Issued	$544,000	$22,275	$23,384	$24,528	$25,708	$83,240	$364,865	$544,000
Weighted average interest rate, end of period	5.59%	6.15%	6.07%	5.94%	5.85%	5.69%
Repurchase Obligations	$80,044	$80,044	$—	$—	$—	$—	$—	$80,044
Weighted average interest rate, end of period	5.85%	—	—	—	—	—	—	—
Interest Rate Swaps Related to Repurchase Obligations
Pay fixed/receive variable	$55,900	$15,000	$13,000	$21,000	$4,000	$—	$2,900	$163
Average pay fixed rate	4.98%	4.95%	4.92%	4.67%	4.21%	4.21%	—	—
Average receive variable rate, end of period	5.32%	5.92%	5.82%	5.65%	5.55%	5.41%	—	—
Interest Rate Forwards Related to Credit Facilities
Notional Amounts	$500,000	$500,000	$—	$—	$—	$—	$—	$(3,744)
Weighted average pay fixed rate	5.07%
Weighted average receive variable rate, end of period	5.32%	—	—	—	—	—	—	—
Interest Rate Swaps Related to Credit Facilities
Notional Amounts	$200,000	$200,000	$—	$—	$—	$—	$—	$(1,674)
Average pay fixed rate	5.06%
Average receive variable rate, end of period	5.32%	—	—	—	—	—	—	—
Interest Rate Forwards Related to Securitization No.1
Notional Amounts	$544,000	$22,275	$23,384	$24,528	$25,708	$85,598	$362,507	$(16,385)
Weighted average pay fixed rate	5.78%	5.78%	5.78%	5.78%	5.78%	5.78%	—	—
Weighted average receive variable rate, end of period	5.59%	6.15%	6.07%	5.94%	5.85%	5.69%	—	—
Interest Rate Forwards Related to Future Borrowings
Notional Amounts	$360,000	$20,000	$350,000	$—	$—	$—	$—	$(3,586)
Average pay fixed rate	5.14%	5.15%
Average receive variable rate, end of period	5.59%	5.92%	—	—	—	—	—	—

The fair value of debt securities increased from December 31, 2006 to March 31, 2007 because of our purchase of a debt security. In addition, subsequent to March 31, 2007 we entered into three interest rate swaps to hedge variable interest rate payments on debt we expect to incur to finance aircraft acquisitions over the next several years.

Item 4.    Controls and Procedures

a)    Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures were effective.

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

Item 1a.    Risk Factors

There have been no material changes to the disclosure related to the risk factors described in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006.

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

AIRCASTLE LIMITED (Registrant)
Date: May 15, 2007	By:	/s/ Aaron Dahlke
Aaron Dahlke
Chief Accounting Officer and Authorized Officer