Form 10-Q
period 2007-06-30
Aircastle LTD
filed 2007-08-14
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(mark one)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Number of shares outstanding as of August 9, 2007: 67,433,451 common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries

Form 10-Q

Part I. — Financial Information

Item 1.    Financial Statements

Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31, 2006	June 30, 2007
		(unaudited)
ASSETS
Cash and cash equivalents	$58,118	$67,714
Accounts receivable	7,696	5,474
Debt investments	121,273	122,728
Restricted cash and cash equivalents	106,069	629,506
Flight equipment held for sale	31,280	—
Flight equipment held for lease, net of accumulated depreciation of $64,111 and $113,156	1,559,364	2,672,453
Aircraft purchase deposits and progress payments	4,650	94,063
Leasehold improvements, furnishings and equipment, net of accumulated depreciation of $694 and $993	1,506	1,466
Fair value of derivative assets	313	36,622
Other assets	28,434	41,206
Total assets	$1,918,703	$3,671,232
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings under credit facilities	$442,660	$339,536
Borrowings from securitizations	549,400	1,708,534
Accounts payable, accrued expenses and other liabilities	31,384	58,238
Aircraft acquisition payable	—	65,171
Dividends payable	22,584	40,467
Lease rentals received in advance	11,068	14,672
Repurchase agreements	83,694	75,163
Security deposits	39,767	57,836
Maintenance payments	82,914	132,284
Fair value of derivative liabilities	18,035	3,021
Total liabilities	1,281,506	2,494,922
Commitments and Contingencies – Note 13
SHAREHOLDERS’ EQUITY
Preference shares, $.01 par value, 50,000,000 shares authorized, no shares issued and outstanding at December 31, 2006 and June 30, 2007	—	—
Common shares, $.01 par value, 250,000,000 shares authorized, 51,621,279 shares issued and outstanding at December 31, 2006; and 67,433,451 shares issued and outstanding at June 30, 2007	516	674
Additional paid-in capital	630,154	1,127,950
Dividends in excess of earnings	(3,382)	(17,867)
Accumulated other comprehensive income	9,909	65,553
Total shareholders’ equity	637,197	1,176,310
Total liabilities and shareholders’ equity	$1,918,703	$3,671,232

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Revenues
Lease rentals	$38,008	$81,926	$67,760	$149,284
Interest income	2,460	2,728	4,101	5,316
Other revenue	—	460	—	519
Total revenues	40,468	85,114	71,861	155,119
Expenses
Depreciation	11,162	27,764	20,238	49,398
Interest (net of interest income of $1,466 and $4,122 for the three months ended and $2,740 and $5,883 for the six months ended June 30, 2006 and 2007, respectively)	12,714	19,345	20,078	36,077
Selling, general and administrative (including non-cash share based payment expense of $5,393 and $2,789 for the three months ended and $6,685 and $4,046 for the six months ended June 30, 2006 and 2007, respectively)	9,973	10,448	15,847	18,944
Other expense (income)	277	(774)	917	(393)
Total expenses	34,126	56,783	57,080	104,026
Income from continuing operations before income taxes	6,342	28,331	14,781	51,093
Income tax provision	1,634	1,173	2,638	3,078
Income from continuing operations	4,708	27,158	12,143	48,015
Earnings from discontinued operations, net of income taxes	342	10,910	4,087	11,594
Net income	$5,050	$38,068	$16,230	$59,609
Basic earnings per share:
Income from continuing operations	$0.11	$0.41	$0.28	$0.77
Earnings from discontinued operations, net of income taxes	0.01	0.16	0.10	0.18
Net income per share	$0.12	$0.57	$0.38	$0.95
Diluted earnings per share:
Income from continuing operations	$0.10	$0.41	$0.28	$0.77
Earnings from discontinued operations, net of income taxes	0.01	0.16	0.10	0.18
Net income per share	$0.11	$0.57	$0.38	$0.95

Dividends declared per share	$—	$0.60	$—	$1.10

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2006	2007
Cash flows from operating activities
Net income	$16,230	$59,609
Adjustments to reconcile net income to net cash provided by operating activities (inclusive of amounts related to discontinued operations)
Depreciation	21,763	50,158
Amortization of deferred financing costs	3,435	3,166
Amortization of lease premiums and discounts, and other related lease items	(1,542)	(3,493)
Deferred income taxes	805	(3,109)
Accretion of purchase discounts on debt investments	(382)	(405)
Non-cash share based payment expense	6,685	4,046
Cash flow hedges reclassified into earnings	(172)	(2,110)
Realized gain on derivative contract	—	(1,154)
Ineffective portion of cash flow hedges	(858)	(418)
Gain on the sale of flight equipment	(2,240)	(10,219)
Changes in certain assets and liabilities:
Accounts receivable	(3,114)	2,222
Restricted cash and cash equivalents	(21,748)	(22,872)
Other assets	(804)	(2,269)
Accounts payable, accrued expenses and other liabilities	744	5,187
Lease rentals received in advance	2,646	3,604
Security deposits and maintenance payments	37,531	67,790
Net cash provided by operating activities	58,979	149,733
Cash flows from investing activities
Acquisition and improvement of flight equipment	(385,433)	(1,070,216)
Disposition of flight equipment held for sale	57,157	34,946
Purchase of debt investments	(92,726)	(15,251)
Margin deposits	—	3,688
Leasehold improvements, furnishings and equipment	(602)	(259)
Aircraft purchase deposits and progress payments	(29,522)	(88,413)
Principal repayments on debt investments	3,589	13,372
Net cash used in investing activities	(447,537)	(1,122,133)
Cash flows from financing activities
Issuance of common shares	38,702	493,056
Issuance of common shares to employees	—	1,216
Repurchase of shares from employees	—	(364)
Proceeds from securitizations	560,000	1,170,000
Credit facility borrowings	294,730	1,009,779
Restricted cash and cash equivalents related to unreleased securitization borrowings	(32,865)	(500,565)
Securitization repayments	—	(10,866)
Credit facility repayments	(522,883)	(1,112,902)
Deferred financing costs	(13,872)	(11,552)
Proceeds from repurchase agreements	75,978	894
Proceeds from terminated cash flow hedges	16,142	8,936
Restricted cash from terminated cash flow hedges	(16,142)	—
Principal repayments on repurchase agreements	(199)	(9,425)
Dividends paid	—	(56,211)
Net cash provided by financing activities	399,591	981,996
Net increase in cash and cash equivalents	11,033	9,596
Cash and cash equivalents at beginning of period	79,943	58,118
Cash and cash equivalents at end of period	$90,976	$67,714

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2007

Note 1.    Summary of Significant Accounting Policies

Organization

Aircastle Limited, (‘‘Aircastle,’’ the ‘‘Company,’’ ‘‘we,’’ ‘‘us’’ or ‘‘our’’) is a Bermuda exempted company that was incorporated on October 29, 2004 by funds managed by affiliates of Fortress Investment Group LLC and certain of its affiliates (together, the ‘‘Fortress Shareholders’’ or ‘‘Fortress’’, and such funds the ‘‘Fortress Funds’’) under the provisions of Section 14 of the Companies Act of 1981 of Bermuda. Aircastle’s business is investing in aviation assets, including acquiring, managing and leasing commercial jet aircraft to airlines throughout the world and investing in aircraft related debt investments. Fortress Shareholders continue to beneficially own a majority of our outstanding common shares.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Aircastle and all of its subsidiaries. Aircastle consolidates two Variable Interest Entities (‘‘VIEs’’) in accordance with the Financial Accounting Standards Board (‘‘FASB’’) Interpretation No. 46, Consolidation of Variable Interest Entities (‘‘FIN 46’’) of which Aircastle is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (‘‘SFAS No. 159’’). SFAS No 159, which amends SFAS No. 115, allows certain financial assets and liabilities to be recognized, at the company’s election, at fair market value, with any gains or losses for the period recorded in the statement of income. This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Currently, the Company records the gains or losses for the period in the statement of comprehensive income and in

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2007

the equity section of the balance sheet. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of SFAS No. 159 on its consolidated results of operations and financial position.

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

Note 2.    Fair Value of Financial Instruments

Our financial instruments, other than cash, consist principally of cash equivalents, restricted cash and cash equivalents, accounts receivable, debt investments, accounts payable, amounts borrowed under credit facilities, borrowings from securitization, repurchase agreements and cash flow hedges. The fair value of cash, cash equivalents, restricted cash and cash equivalents, accounts receivable and accounts payable approximates the carrying value of these financial instruments because of their short term nature. Borrowings under our credit facilities, securitizations and repurchase agreements bear floating rates of interest which reset monthly or quarterly to a market benchmark rate plus a credit spread. We believe that, for similar financial instruments with comparable credit risks, the effective rate of these agreements approximates market rates at the balance sheet dates. Accordingly, the carrying amounts of these agreements are believed to approximate their fair values. The fair value of our debt investments and cash flow hedges is generally determined by reference to broker quotations.

Note 3.    Lease Rental Revenues and Flight Equipment Held for Lease

Minimum future annual lease rentals contracted to be received under our existing operating leases at June 30, 2007 were as follows:

Year Ending December 31,	Amount
Remainder of 2007	$195,699
2008	374,351
2009	319,287
2010	258,822
2011	195,845
2012	129,088
Thereafter	169,231
$1,642,323

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2007

Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Region	2006	2007	2006	2007
Europe	45%	46%	42%	45%
Asia	22%	27%	24%	26%
North America	27%	18%	28%	20%
Latin America	4%	6%	5%	6%
Middle East and Africa	2%	3%	1%	3%
	100%	100%	100%	100%

The classification of regions in the tables above and the table and discussion below is determined based on the principal location of the lessee of each aircraft.

For the three months ended June 30, 2006, one customer accounted for 27% of lease rental revenues and three additional customers accounted for a combined 20% of lease rental revenues. No other customer accounted for more than 5% of lease rental revenue. For the three months ended June 30, 2007, one customer accounted for 13% of lease rental revenue and two additional customers accounted for a combined 13% of lease rental revenue. No other customer accounted for more than 5% of lease rental revenues

For the six months ended June 30, 2006, one customer accounted for 29% of lease rental revenues and three additional customers accounted for a combined 22% of lease rental revenues. No other customer accounted for more than 5% of lease rental revenue. For the six months ended June 30, 2007, one customer accounted for 15% of lease rental revenue and three additional customers accounted for a combined 19% of lease rental revenue. No other customer accounted for more than 5% of lease rental revenues.

Geographic concentration of net book value of flight equipment held for lease was as follows:

	December 31, 2006		June 30, 2007
Region	Number of Aircraft	Net Book Value %	Number of Aircraft	Net Book Value %
Europe	35	45%	47	45%
Asia	15	23%	29	31%
North America	11	22%	12	13%
Latin America	5	6%	6	4%
Middle East and Africa	3	4%	6	7%
	69	100%	100	100%

At December 31, 2006 and June 30, 2007, lease acquisition costs included in other assets on the consolidated balance sheets were $794 and $184, respectively. Prepaid lease incentive costs included in other assets on the consolidated balance sheets were $830 and $417 at December 31, 2006 and June 30, 2007, respectively.

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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2007

As of March 31, 2007, one of our aircraft was classified as flight equipment held for sale. In May, 2007 we completed the sale of this aircraft. Lease rents, depreciation, other expenses and the gain on disposition related to this aircraft have been recorded as earnings from discontinued operations, net of income tax provision, for the three and six months ended June 30, 2007. For the three and six month periods ended June 30, 2007, we had no outstanding borrowings and incurred no interest expense related to this aircraft.

Earnings from discontinued operations for the three months and the six months ended June 30, 2006 and 2007 related solely to the two aircraft held for sale, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Earnings from discontinued operations
Lease rentals	$1,619	$745	$5,373	$2,364
Depreciation	(685)	—	(1,525)	(761)
Gain on disposition	—	10,219	2,240	10,219
Interest expense	(451)	—	(1,332)	—
Other expenses	(112)	(47)	(192)	(185)
Earnings before income tax provision	371	10,917	4,564	11,637
Income tax provision	(29)	(7)	(477)	(43)
Earnings from discontinued operations	$342	$10,910	$4,087	$11,594

Note 5.    Debt Investments

At June 30, 2007, debt investments with an aggregate fair value of $108,074 were U.S. corporate obligations and were classified as available-for-sale. These debt obligations are interests in pools of loans and are collateralized by interests in commercial aircraft of which $86,601 are senior tranche with an investment grade rating and $21,473 are subordinate to other debt related to such aircraft. All of our debt investments which are classified as available-for-sale had unrealized gain positions relative to their net book values, which aggregated to $14,390 and $13,561 at December 31, 2006 and June 30, 2007, respectively.

At June 30, 2007, debt investments with a fair value of $44,977 and $44,887, respectively, have stated maturities in 2010 and 2011, respectively. Debt investments with an aggregate fair value of $18,210 have remaining terms to stated maturity in excess of 10 years after June 30, 2007. All of our debt investments provide for the periodic payment of both principal and interest and are subject to prepayment and/or acceleration depending on certain events, including the sale of the underlying collateral aircraft and events of default. Therefore, the actual maturity of our debt investments may be less than the stated maturities.

In 2007, we acquired a loan secured by a commercial jet aircraft with a cash purchase of $15,251 that was classified as held to maturity. The loan has a stated maturity of December 2007 and at June 30, 2007 had a net book value of $14,654, which we believe approximates its fair value as of that date.

Note 6.    Securitization and Borrowings under Credit Facilities

We used three separate credit facilities and two securitizations, as described below, to fund a portion of the purchase price of our acquisitions of flight equipment. These borrowings are secured by our interests in the leases on the flight equipment, including the rights to receive rents and other income from the flight equipment, funds on deposit in lockbox accounts established to collect rents and any security deposits and/or maintenance payments received from lessees and certain other interests.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2007

Securitization No. 2

On June 8, 2007, we completed our second securitization, a $1,170,000 transaction comprising 59 aircraft, which we refer to as ‘‘Securitization No. 2’’. In connection with Securitization No. 2, two of our subsidiaries, ACS Aircraft Finance Ireland 2 Limited (‘‘ACS Ireland 2’’) and ACS 2007-1 Limited (‘‘ACS Bermuda 2’’), to which we refer together with their subsidiaries as the ‘‘ACS 2 Group’’ issued $1,170,000 of Class A notes, or the ‘‘ACS 2 Notes’’, to a newly formed trust, the ACS 2007-1 Pass Through Trust, or the ‘‘ACS 2 Trust.’’ The ACS 2 Trust simultaneously issued a single class of Class G-1 pass through trust certificates, or the ‘‘ACS 2 Certificates’’, representing undivided fractional interests in the ACS 2 Notes. Payments on the ACS 2 Notes will be passed through to the holders of the ACS 2 Certificates. The ACS 2 Notes are secured by ownership in aircraft owning subsidiaries of ACS Bermuda 2 and ACS Ireland 2 and the aircraft leases, cash, rights under service agreements and any other assets they may hold. Each of ACS Bermuda 2 and ACS Ireland 2 has fully and unconditionally guaranteed the other’s obligations under the ACS 2 Notes. However, the ACS 2 Notes are neither obligations of nor guaranteed by Aircastle Limited. The ACS 2 Notes mature on June 8, 2037.

The terms of Securitization No. 2 require the ACS 2 Group to satisfy certain financial covenants, including the maintenance of debt service coverage ratios. The ACS 2 Group’s compliance with these covenants depends substantially upon the timely receipt of lease payments from their lessees. In particular, during the first five years from issuance, Securitization No. 2 has an amortization schedule that requires that lease payments be applied to reduce the outstanding principal balance of the indebtedness so that such balance remains at 60.6% of an assumed value of the 59 aircraft securing the ACS 2 Notes. If the debt service coverage ratio requirements are not met on two consecutive monthly payment dates in the fourth and fifth year following the closing date of Securitization No. 2, and in any month following the fifth anniversary of the closing date, all excess securitization cash flow is required to be used to reduce the principal balance of the indebtedness and will not be available to us for other purposes, including paying dividends to our shareholders.

As of June 30, 2007, the ACS 2 Group used the proceeds from the sale of the ACS 2 Notes to acquire 39 aircraft from us and we paid certain expenses incurred in connection with the ACS 2 Certificates offering of approximately $12,620. At June 30, 2007, the ACS 2 Group held proceeds in the amount of $500,565 in restricted cash for the purchase of the remaining 20 aircraft, which is expected to occur during the third quarter of 2007. We used a portion of the proceeds from Securitization No. 2 to repay amounts owed under Amended Credit Facility No. 2. The ACS 2 Notes provide for monthly payments of interest at a floating rate of one-month LIBOR plus 0.26%, which at June 30, 2007 was 5.58%, and scheduled payments of principal.

Financial Guaranty Insurance Company (‘‘FGIC’’) issued a financial guaranty insurance policy to support the payment of interest when due on the ACS 2 Certificates and the payment, on the final distribution date, of the outstanding principal amount of the ACS 2 Certificates. The ACS 2 Certificates are rated Aaa and AAA by Moody’s Investors Service and Standard & Poor’s rating services, respectively. We have entered into a series of interest rate hedging contracts intended to hedge the interest rate exposure associated with issuing floating-rate obligations backed by primarily fixed-rate lease assets. These contracts, together with the related guarantee premium, the spread referenced above and other costs of trust administration, result in a fixed rate cost of 6.20% per annum, after the amortization of issuance fees and expenses.

ACS Ireland 2, which had total assets of $218,705 at June 30, 2007, is a VIE which we consolidate. At June 30, 2007, the outstanding principal amount of ACS Ireland 2’s notes was $190,682. The assets of ACS Ireland 2 as of June 30, 2007 include eight of nine planes to be transferred to ACS Ireland 2 in connection with Securitization No. 2, and the remaining aircraft transferred during the third quarter of 2007.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2007

Securitization No. 1

In connection with Securitization No. 1, two of our subsidiaries, ACS Aircraft Finance Ireland plc (‘‘ACS Ireland 1’’) and ACS Aircraft Finance Bermuda Limited (‘‘ACS Bermuda 1’’), which we refer to together with their subsidiaries as the ‘‘ACS 1 Group,’’ issued $560,000 of Class A-1 notes, or the ‘‘ACS 1 Notes’’. As of June 30, 2007, $538,534 of this securitization remains outstanding. The ACS 1 Notes mature on June 20, 2031. The ACS 1 Notes provide for monthly payments of interest at a floating rate of one-month LIBOR plus 0.27%, which at June 30, 2007 was 5.59%, and scheduled payments of principal. We entered into a series of interest rate hedging contracts intended to hedge the interest rate exposure associated with issuing floating-rate obligations backed by primarily fixed-rate lease assets. These contracts, together with the related guarantee premium, the spread referenced above and other costs of trust administration, result in a fixed rate cost of 6.60% per annum, after the amortization of issuance fees and expenses.

ACS Ireland 1, which had total assets of $145,293 at June 30, 2007, is a VIE which we consolidate. At June 30, 2007, the outstanding principal amount of ACS Ireland 1’s notes was $104,296.

Amended Credit Facility No. 2

We are currently utilizing a senior secured credit facility, which we refer to as Amended Credit Facility No. 2, to finance up to 65% of the purchase price of certain aircraft not included in our two securitizations. As of June 30, 2007, we had outstanding borrowings of $266,204 under Amended Credit Facility No. 2 and the interest rate was 6.57%. On June 8, 2007, the maximum committed amount of Amended Credit Facility No. 2 was reduced to $1,000,000 and $509,942 was repaid on Amended Credit Facility No. 2 from the proceeds of Securitization No. 2. Borrowings under Amended Credit Facility No. 2 bear interest (a) in the case of loans with an interest rate based on the applicable base rate (the ‘‘ABR’’), which is the greater of (i) the prime rate and (ii) the federal funds rate plus 0.50%, at an annual rate equal to the ABR plus 0.25% or (b) in the case of loans with an interest rate based on the eurodollar rate (the ‘‘EDR’’), which is one-month LIBOR, at an annual rate equal to the EDR plus 1.25% per annum. Additionally, we are subject to a 0.125% fee on any unused portion of the total committed facility. Amended Credit Facility No. 2 requires the monthly payment of interest and the monthly payment of principal, to the extent of 65% of any decrease in the net book value of the aircraft securing Amended Credit No. 2. Amended Credit Facility No. 2 matures on December 15, 2008.

Revolving Credit Facility

Our $250,000 revolving credit facility, which we refer to as the Revolving Credit Facility, provides loans for working capital and other general corporate purposes, and also provides for issuance of letters of credit with an aggregate stated amount not exceeding $125,000. The aggregate amount of borrowings together with the aggregate stated amount of all letters of credit under the Revolving Credit Facility may not exceed $250,000. Borrowings under the Revolving Credit Facility bear interest (a) in the case of loans with an interest rate based on ABR, at the ABR plus 0.50% per annum, or (b) in the case of loans with an interest rate based on the EDR, at the EDR plus 1.50% per annum. Additionally, we are subject to a per annum fee on any unused portion of the total committed facility of 0.25%, during periods when the average outstanding loans under the Revolving Credit Facility are less than $125.0 million, and 0.125% per annum when the average outstanding loans are equal to or greater than $125,000. Fees on any outstanding letters of credit will equal 1.625% per annum on the stated amount thereof. We are also required to pay customary agency fees. Additionally, we are required to maintain a net worth determined in accordance with GAAP of not less than $750,000 plus

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2007

one-half of the net proceeds of any future equity capital we raise. We are not permitted to pay dividends on our common shares to the extent a default or an event of default exists under our Revolving Credit Facility.

The Revolving Credit Facility matures on December 15, 2007. At June 30, 2007, there were no outstanding loans and $32,273 of letters of credit outstanding under the Revolving Credit Facility.

Credit Facility No. 3

As of June 30, 2007, we had a secured credit facility to finance the acquisition of two aircraft, which we refer to as Credit Facility No. 3. We had outstanding borrowings of $73,332 under Credit Facility No. 3 as of June 30, 2007, and the interest rate was 6.82%. Credit Facility No. 3 was repaid in full in July of 2007 out of the proceeds of Securitization No. 2. The interest rate on Credit Facility No. 3 was one-month LIBOR plus 1.50%. On January 26, 2007, Credit Facility No. 3 was amended to extend the maturity date from March 31, 2007 to the earlier of September 30, 2007 or the transfer of the related aircraft financed on Credit Facility No. 3 into Securitization No. 2.

The weighted average interest rate of Amended Credit Facility No. 2, the Revolving Credit Facility and Credit Facility No. 3 at December 31, 2006 and June 30, 2007 was 6.64%, and 6.62%, respectively.

Note 7.    Repurchase Agreements

We enter into repurchase agreements to fund a portion of the purchase price of certain of our senior tranche investment grade debt investments. At December 31, 2006 and June 30, 2007 the repurchase agreements are secured by liens on the debt investments with a fair value of $105,550 and $93,593, respectively. The repurchase agreements provide for the payment of interest at LIBOR based rates plus spreads ranging from 0.50% to 0.75%. At June 30, 2007 the rate for LIBOR plus 0.50% was 5.82% and the rate for LIBOR plus 0.75% was 6.11%. The repurchase agreements are substantially all with parties other than those from whom we originally purchased the debt investments. At June 30, 2007, the repurchase agreements are scheduled to mature between September 2007 and June 2008. Upon maturity, we plan to refinance the repurchase agreements on similar terms and conditions. The weighted average interest rate of these repurchase agreements at December 31, 2006 and June 30, 2007 was 5.88% and 5.84%, respectively.

Note 8.    Shareholders’ Equity and Share Based Payments

In August 2006, the Company completed its initial public offering of 10,454,535 common shares at a price of $23.00 per share, raising $240,454 before offering costs. The net proceeds of the initial public offering, after our payment of $16,832 in underwriting discounts and commissions, and $4,027 in offering expenses were $219,595. Approximately $205,470 of the net proceeds was used to repay a portion of Credit Facility No. 2. The remainder of the net proceeds was used for working capital requirements and to fund additional aircraft acquisitions.

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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2007

On April 12, 2007, an officer of the Company was granted 135,000 common shares and purchased an additional 35,000 shares for a total of 170,000 shares.

On April 30, 2007, the Company accelerated the vesting of 50,000 restricted shares of a former officer resulting in a non-cash share based expense of $1,670.

A summary of the fair value of nonvested shares for the six months ended June 30, 2007 is as follows:

Nonvested Shares	Shares (in 000’s)	Weighted Average Grant Date Fair Value	Fair Value of Nonvested Shares at Grant Date
Nonvested at January 1, 2007	901.3	$18.05	$16,266
Granted	254.5	34.01	8,655
Cancelled	(1.2)	(28.89)	(34)
Vested	(238.1)	(18.85)	(4,487)
Nonvested at June 30, 2007	916.5	$22.26	$20,400

The fair value of the restricted shares granted in 2007 was determined based upon the market price of the shares at the grant date. We anticipate that the current requisite service periods will be obtained for employees with awards. The total unrecognized compensation cost as of June 30, 2007 in the amount of $17,488 is expected to be recognized over a weighted average period of four years.

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

On June 14, 2007, the Board declared a second quarter dividend of $0.60 per Common Share, or an aggregate of $40,460 which was paid on July 13, 2007 to the shareholders of record as of June 29, 2007.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2007

Note 10.    Earnings Per Share

The following table shows how we computed basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Numerator
Income from continuing operations	$4,708	$27,158	$12,143	$48,015
Earnings from discontinued operations, net of income taxes	342	10,910	4,087	11,594
Net income	$5,050	$38,068	$16,230	$59,609
Denominator
Weighted-average shares used to compute basic earnings per share	43,922,711	66,554,222	42,610,193	62,730,381
Effect of dilutive restricted shares	204,556	269,235	245,298	227,490
Weighted-average shares outstanding and dilutive securities used to compute diluted earnings per share	44,127,267	66,823,457	42,855,491	62,957,871

Note 11.    Income Taxes

The sources of income from continuing operations before income taxes for the three and six months ended June 30, 2006 and 2007 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
U.S. operations	$238	$931	$406	$1,376
Non-U.S. operations	6,104	27,400	14,375	49,717
Total	$6,342	$28,331	$14,781	$51,093

Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Notional U.S. federal income tax expense at the statutory rate:	$2,575	$9,622	$5,650	$17,589
U.S. state and local income tax, net	90	56	108	106
Non-U.S. operations	(1,723)	(8,514)	(3,997)	(14,649)
Non-deductible expenses in the U.S.	368	59	372	73
Other	324	(50)	505	(41)
Provision for income taxes	$1,634	$1,173	$2,638	$3,078

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (‘‘FIN 48’’), on January 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2007

should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

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

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense or penalty recognized during the quarter.

Note 12.     Comprehensive Income

Comprehensive income includes net income, the changes in the fair value and the reclassification into earnings of amounts previously deferred relating to our derivative financial instruments which qualify for hedge accounting in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, and the change in unrealized appreciation of debt investments classified as available-for-sale. Comprehensive income was $18,127 and $105,753 for the three months ended June 30, 2006 and 2007 and $44,767 and $115, 253 for the six months ended June 30, 2006 and 2007, respectively.

Note 13.    Commitments and Contingencies

On June 20, 2007, Aircastle entered into an acquisition agreement (the ‘‘Airbus A330F Agreement’’) with Airbus SAS (‘‘Airbus’’) under which we agreed to acquire 15 new Airbus Model A330-200F freighter aircraft (the ‘‘New A330F Aircraft’’). Five of the aircraft we will acquire under the Airbus A330F Agreement are scheduled to be delivered in 2010 with the remainder to be delivered in 2011.

On January 22, 2007, Aircastle entered into an acquisition agreement (the ‘‘GAIF Acquisition Agreement’’ and together with the Airbus A330F Agreement, the ‘‘Aircraft Acquisition Agreements’’) with Guggenheim Aviation Fund LP (‘‘GAIF’’) under which we agreed to acquire 38 aircraft for an aggregate base purchase price of approximately $1,595,000, subject to certain agreed adjustments. The aircraft we will acquire under the GAIF Acquisition Agreement are scheduled to be delivered to us through February 2009. For certain of the aircraft, we have agreed to make an accelerated payment to the relevant seller and acquire its right to obligations under the seller’s purchase acquisition or freighter conversion agreement, with final payment and delivery of the aircraft to us being made upon delivery by the manufacturer or seller, or completion of the conversion process. As of June 30, 2007, we completed the acquisition of 24 of the aircraft to be delivered under the GAIF Acquisition Agreement, for approximately $780,373.

At June 30, 2007, we had letters of intent or purchase agreements to acquire 40 aircraft for an estimated purchase price of $2,352,263, including the 15 New A330F Aircraft and the balance of the

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2007

aircraft to be delivered under the GAIF Acquisition Agreement. The purchase price of certain of the aircraft under these letters of intent or purchase agreements, other than the Airbus A330F Agreement, is subject to variable price provisions that typically reduce the final purchase price if the actual closing occurs beyond an initially agreed upon date. The purchase price for Aircraft we are committed to acquire under the Airbus A330F Agreement is subject to adjustment for configuration changes, engine selection and contractual price escalation.

Committed amounts for the purchase of aircraft and related flight equipment, including the aircraft purchases discussed above, together with estimated amounts for pre-delivery deposits and, based on estimates for engine acquisition cost, contractual price escalation and other adjustments, are approximately $672,595 in 2007, $633,207 in 2008, $237,093 in 2009, $397,431 in 2010 and $420,893 in 2011.

Note 14.    Related Party Transactions

Fortress provides certain support services to Aircastle. Fortress requires Aircastle to reimburse it for costs incurred on behalf of Aircastle. These costs consist primarily of professional services and office supplies purchased from third parties. These expenses are charged to Aircastle at cost and are included in selling, general and administrative expenses in our consolidated statements of income. Total costs of direct operating services for the three and six months ended June 30, 2006 and 2007 were $0 and $4 and $0 and $26, respectively.

During 2006, Aircastle employees participated in various benefit plans sponsored by Fortress including a voluntary savings plan (the ‘‘401(k) plan’’) and other health and benefit plans. For the three and six months ended June 30, 2006, Aircastle reimbursed Fortress $109 and $381, respectively, for its costs under the 401(k) Plan and the health and benefit plans. Aircastle also reimburses Fortress for matching contributions up to 3% of eligible earnings. At December 31, 2006, Aircastle accrued $113 in annual contributions for the 2006 plan year for our employees’ participation in the 401(k) Plan sponsored by Fortress, which was paid to Fortress in March 2007. In January 2007, Aircastle established a separate 401(k) plan and other health and benefit plans.

As of December 31, 2006 and June 30, 2007, $132 and $118, respectively, were payable to Fortress.

In May 2006, two of our operating subsidiaries entered into service agreements to provide certain leasing, remarketing, administrative and technical services to a Fortress entity, with respect to four aircraft owned by the Fortress entity and leased to third parties. Total fees paid to us for the three and six months ended June 30, 2007 were $57 and $115, respectively. Our responsibilities include remarketing the aircraft for lease or sale, invoicing the lessees for expenses and rental payments, reviewing maintenance reserves, reviewing the credit of lessees, arranging for the periodic inspection of the aircraft and securing the return of the aircraft when necessary. The agreements also provide that the Fortress entity will pay us 3.0% of the collected rentals with respect to leases of the aircraft, plus expenses incurred during the service period and will pay us 2.5% of the gross sales proceeds from the sale of any of the aircraft plus expenses incurred during the service period. We believe that the scope of services and fees under these service agreements were concluded on an arms - length basis. In May 2007, we sold two aircraft owned by Fortress and Fortress paid us a fee in the amount of $403 for the remarketing of these two aircraft. The service agreements have an initial term which expires on December 31, 2008, but will continue thereafter unless one party terminates the agreement by providing the other with advance written notice. At June 30, 2007, we had a $22 receivable from Fortress.

On August 10, 2006 we acquired an aircraft from an affiliate of one of the Fortress Shareholders for a purchase price of $11,063 which we believe represented fair value at the acquisition date.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2007

For the three and six months ended June 30, 2006 and 2007, Aircastle paid $356 and $22 and $519 and $143, respectively for legal fees related to the establishment and financing activities of our Bermuda subsidiaries. For the three and six months ended June 30, 2006 and 2007, Aircastle paid $10 and $27 and $95 and $105, respectively, for Bermuda corporate services related to our Bermuda companies to a law firm and a corporate secretarial services provider affiliated with a Bermuda resident director serving on certain of our subsidiaries’ boards of directors. The Bermuda resident director serves as an outside director of these subsidiaries.

Note 15.    Derivatives

We held the following interest rate derivative contracts as of June 30, 2007:

Hedged Item	Notional Amount	Effective Date	Maturity Date	Floating Rate	Fixed Rate	Fair Value of Derivative Asset or (Liability)
Securitization No. 1	$538,534	Jun-06	Jun-16	1 Month LIBOR + 0.27%	5.78%	$(3,021)
Securitization No. 2	1,170,000	Jun-07	Jun-12	1 Month LIBOR	5.25% to 5.36%	3,520
Future debt and securitization	90,000	Jul-07	Dec-17	1 Month LIBOR	5.14%	3,151
Future debt and securitization	40,000	Jan-08	Feb-19	1 Month LIBOR	5.16%	8,333
Amended Credit Facility No. 2	70,000	Jun-07	Feb-13	1 Month LIBOR	4.88%	9,091
Revolving Credit Facility	28,000	Jun-07	Jan-12	1 Month LIBOR	4.89%	1,751
Future debt and securitization	46,000	Apr-10	Oct-15	1 Month LIBOR	5.17%	3,640
Future debt and securitization	95,000	Jan-11	Apr-16	1 Month LIBOR	5.23%	3,410
Future debt and securitization	143,000	Jul-11	Sep-16	1 Month LIBOR	5.27%	3,235
Repurchase Agreement	48,000	Feb-06	Jul-10	1 Month LIBOR	5.02%	256
Repurchase Agreement	5,000	Dec-05	Sep-09	3 Month LIBOR	4.94%	45
Repurchase Agreement	2,900	Jun-05	Mar-13	1 Month LIBOR	4.21%	190
Total	$2,276,434					$33,601

The counterparties to these agreements are highly rated financial institutions. At June 30, 2007, counterparties to these agreements were rated A1 or higher by Moody’s. In the unlikely event that the counterparties fail to meet the terms of the interest rate swap contracts, our exposure is limited to the interest rate differential on the notional amount at each settlement period over the life of the agreements. We do not anticipate any non-performance by the counterparties.

In April 2007, we entered into five interest rate swap contracts with initial notional amounts of $70,000, $28,000, $46,000, $95,000 and $143,000 to hedge the variable interest payments on debt we expect to incur to finance aircraft acquisitions over the next several years. The notional amounts will increase to a maximum of $440,000, $203,000, $231,000, $238,000 and $238,000, respectively and will amortize down as we repay debt. The terms of the interest rate swap contracts provide for payment of a fixed rate of 4.88%, 4.89%, 5.17%, 5.23% and 5.27%, respectively, and receipt of one-month LIBOR on the notional amount. These swaps have a start date of June 15, 2007, June 15, 2007, April 15, 2010, January 15, 2011 and July 15, 2011, respectively, a termination date of February 15, 2013, January 15, 2012, October 15, 2015, April 15, 2016 and September 15, 2016, respectively, and a mandatory early termination date of June 15, 2008, December 15, 2011, November 15, 2011, May 15, 2012 and October 15, 2012, respectively. We have designated these interest rate swap contracts as cash flow hedges for accounting purposes.

On January 23, 2007, we entered into three interest rate swap contracts to hedge the variable interest payments on debt we expect to incur to finance aircraft acquisitions over the next several years. The notional amounts of the initial contracts are $360,000, $90,000 and $40,000 and will increase

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2007

to a maximum of $410,000, $150,000 and $360,000 respectively, and will amortize down as we repay the debt. These interest rate swap contracts have a mandatory early termination date of August 15, 2007, August 15, 2008 and February 15, 2009, respectively. We have designated these interest rate swap contracts as cash flow hedges for accounting purposes.

In June, 2007 we terminated three swaps resulting in a net deferred gain of $7,656, which will be amortized into income using the interest rate method over the life of Securitization No. 2 (the anticipated financing) which will occur over the next five years. It is expected that approximately $1,548 of this gain will be reclassified to earnings in the next twelve months. For the three and six months ended June 30, 2007, $96 was reclassified into earnings and is included in interest expense on the consolidated statement of income.

In June 2007, we entered into four interest rate swap contracts to hedge variable interest rate payments on the ACS 2 Notes issued in connection with Securitization No. 2. These four interest rate swaps mature in June 2012. The aggregate notional amount of these four interest rate swap contracts was $1,170,000 at June 30, 2007 and such notional amount is scheduled to decrease on a monthly basis, reflecting scheduled principal payments on the ACS 2 Notes. The terms of the interest rate swap contracts provide for payment of a fixed rate between 5.25% to 5.36% per annum and receipt of one-month LIBOR on the notional amount. We have designated these interest rate swap contracts as cash flow hedges for accounting purposes.

In June, 2006 we terminated two swaps resulting in a net deferred gain of $15,938 ,which will be amortized into income using the interest method over the life of Securitization No. 1 (the anticipated financing), which is expected to be five years. It is expected that approximately $3,879 of this gain will be reclassified into earnings in the next twelve months. For the three and six months ended June 30, 2007, gains of $997 and $2,003, respectively, were reclassified into earnings and are included in interest expense on the consolidated statements of income.

For the three months ended June 30, 2006 and 2007and for the six months ended June 30, 2006 and 2007, we recognized ineffectiveness gains of $605, $459, $858 and $417, respectively, related to our cash flow hedges. These amounts are included in interest expense on the consolidated statements of income.

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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2007

Debt Investments

The Debt Investments segment consists of amounts earned from our investments in debt investments secured by commercial jet aircraft including enhanced equipment trust certificates, or EETCs, and other forms of collateralized debt.

Information on reportable segments for the three months ended June 30, 2006 and 2007 is as follows:

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2007
	Aircraft Leasing	Debt Investments	Total	Aircraft Leasing	Debt Investments	Total
Revenues
Lease rentals	$38,008	$—	$38,008	$81,926	$—	$81,926
Interest income	—	2,460	2,460	—	2,728	2,728
Other revenue	—	—	—	460	—	460
Total revenues	38,008	2,460	40,468	82,386	2,728	85,114
Expenses
Depreciation	11,035	—	11,035	27,614	—	27,614
Interest	13,121	1,059	14,180	22,452	1,015	23,467
Other expense (income)	277	—	277	(774)	—	(774)
Total expenses	24,433	1,059	25,492	49,292	1,015	50,307
Contribution Margin	$13,575	$1,401	$14,976	$33,094	$1,713	$34,807

Information on reportable segments for the six months ended June 30, 2006 and 2007 is as follows:

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2007
	Aircraft Leasing	Debt Investments	Total	Aircraft Leasing	Debt Investments	Total
Revenues
Lease rentals	$67,760	$—	$67,760	$149,284	$—	$149,284
Interest income	—	4,101	4,101	—	5,316	5,316
Other revenue	—	—	—	519	—	519
Total revenues	67,760	4,101	71,861	149,803	5,316	155,119
Expenses
Depreciation	19,998	—	19,998	49,099	—	49,099
Interest	20,889	1,929	22,818	40,012	1,948	41,960
Other expense (income)	917	—	917	(393)	—	(393)
Total expenses	41,804	1,929	43,733	88,718	1,948	90,666
Contribution Margin	$25,956	$2,172	$28,128	$61,085	$3,368	$64,453

Segment Assets	$1,265,518	$124,467	$1,389,985	$3,468,292	$125,279	$3,593,571

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2007

Total contribution margin reported as a segment profit for reportable business segments is reconciled to income from continuing operations before income taxes for the three and six months ended June 30, 2006 and 2007 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Contribution Margin	$14,976	$34,807	$28,128	$64,453
Selling, general and administrative expenses	(9,973)	(10,448)	(15,847)	(18,944)
Depreciation and other expenses	(127)	(150)	(240)	(299)
Interest income on cash balances	1,466	4,122	2,740	5,883
Income from continuing operations before income taxes	$6,342	$28,331	$14,781	$51,093

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

Total segment assets are reconciled to total assets as follows:

	December 31, 2006	June 30, 2007
Segment Assets	$1,823,572	$3,593,571
Operating cash accounts	58,118	67,714
Flight equipment held for sale	31,280	—
All other	5,733	9,947
	$1,918,703	$3,671,232

Note 17.    Subsequent Events

Aviation Asset Acquisitions

From July 1, 2007 through August 9, 2007, we acquired additional aviation assets for an aggregate purchase price of approximately $187,516. The acquisitions were funded with cash on hand and borrowings under our credit facilities. At August 9, 2007, all of the purchased aircraft are subject to operating leases or commitments to lease.

Financing

In July 2007, we entered into two interest rate swap contracts with initial notional amounts of $119,000 and $5,000 to hedge the variable interest payments on debt we expect to incur to finance aircraft acquisitions over the next several years. The notional amounts will increase to a maximum of $248,000 and $55,000, respectively and will amortize down as we repay debt. The terms of the interest rate swaps provide for payment of a fixed rate of 5.33% and 5.41%, respectively, and receipt of one-month LIBOR on the notional amount. These swaps have start dates of August 15, 2007 and May 15, 2008, respectively, termination dates of May 15, 2013 and March 15, 2014, respectively, and mandatory early termination dates of November 17, 2008 and September 15, 2009, respectively. We have designated these interest rate swaps as cash flow hedges for accounting purposes.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2007

For certain of the aircraft that we will purchase under the GAIF Acquisition Agreement, we agreed to make an accelerated payment to the relevant seller and acquire its rights and obligations under the seller’s purchase or freighter conversion agreement, with final payment and delivery of the aircraft to us being made upon delivery by the manufacturer or seller, or completion of the conversion process. On July 26, 2007, we made an accelerated payment to the relevant GAIF seller for 3 Boeing Model 747-400ERF aircraft in the amount of $106,668 and assumed a pre-delivery payment credit facility related to such 747-400ERF aircraft (the ‘‘Accelerated ERF Aircraft’’), which we refer to as the 747 PDP Credit Facility. The total outstanding amount of borrowings assumed under the 747 PDP Credit facility was $95,926 and was used to finance progress payments made to Boeing during the manufacturing of the aircraft. Borrowings under the 747 PDP Credit Facility bear interest at one-month LIBOR plus 1.00% per annum and will mature upon delivery of the final aircraft scheduled for April 2008. On July 30, 2007, we took delivery of the first Accelerated ERF Aircraft and paid down $31,799 under the 747 PDP Credit Facility.

From July 1, 2007 through August 9, 2007, ACS 2 Group purchased 14 aircraft and released $410,484 in restricted cash related to the acquisitions of the aircraft. The purchase of the remaining aircraft is expected occur during the third quarter of 2007.

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

Certain items in this Quarterly Report on Form 10-Q, and other information we provide from time to time may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not necessarily limited to, statements relating to our ability to acquire, sell and lease aircraft, issue aircraft lease-backed securities on attractive terms, anticipate, manage and address industry trends and their effect on our business, pay and grow dividends, realize gains or income from our debt investments, obtain required licenses and governmental approvals, obtain favorable tax treatment, secure financing and increase revenues, earnings, and EBITDA. Words such as ‘‘anticipate(s),’’ ‘‘expect(s),’’ ‘‘intend(s),’’ ‘‘plan(s),’’ ‘‘target(s),’’ ‘‘project(s),’’ ‘‘believe(s),’’ ‘‘will,’’ ‘‘would,’’ ‘‘seek(s),’’ ‘‘estimate(s)’’ and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements; Aircastle Limited can give no assurance that its expectations will be attained. Factors that could cause actual results to differ materially from Aircastle Limited’s expectations include, but are not limited to, our significant customer concentration; our continued ability to obtain additional capital to finance our growth; our continued ability to acquire aircraft at attractive prices; our continued ability to obtain favorable tax treatment in Bermuda and other jurisdictions; our ability to pay or maintain dividends; our ability to lease aircraft at favorable rates and maintain the value of our aircraft; the possibility that conditions to closing of certain transactions will not be satisfied; our ability to realize gains or income from our debt investments; general economic conditions and economic conditions in the markets in which we operate; competitive pressures within the industry and/or markets in which we operate; the creditworthiness of our airline customers; interest rate fluctuations; our ability to obtain certain required licenses and approvals; the impact of future terrorist attacks or wars on the airline industry; our concentration of leases in certain geographical regions; and other risks detailed from time to time in Aircastle’s filings with the SEC, including ‘‘Risk Factors’’ included elsewhere in this Quarterly Report on Form 10-Q and as previously disclosed in Aircastle’s 2006 Annual Report on Form 10-K. Such forward-looking statements speak only as of the date of this Quarterly Report. Aircastle Limited expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

OVERVIEW

We are a global company that acquires and leases high-utility commercial jet aircraft to passenger and cargo airlines throughout the world. High-utility aircraft are generally modern, operationally efficient jets with a large operator base and long useful lives. As of June 30, 2007, our aircraft portfolio consisted of 100 aircraft with 45 lessees located in 28 countries and managed through our offices in the United States, Ireland and Singapore. Typically, our aircraft are subject to net operating leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational and insurance costs although, in a majority of cases, we are obligated to pay a portion of specified maintenance or modification costs. We also make investments in other aviation assets, including debt investments secured by commercial jet aircraft. As of August 9 2007, we had acquired and committed to acquire aviation assets having an aggregate purchase price equal to $3.1 billion and $2.4 billion, respectively, for a total of approximately $5.5 billion. Our revenues and income from continuing operations for the three and six months ended June 30, 2007 were $85.1 million and $27.2 million and $155.1 million and $48.0 million, respectively.

We intend to pay regular quarterly dividends to our shareholders. We plan to grow our dividends per share through the acquisition of additional aviation assets using cash on hand, cash generated from operating activities and available credit facilities. We expect to finance our acquisitions on a long-term basis using low-cost, non-recourse securitizations. Securitizations allow us to raise long-term capital by pledging cash flows of an asset pool, such as aircraft leases. In June 2007, we closed our second securitization, a $1,170 million transaction comprising 59 aircraft, which we refer to as Securitization No. 2. On June 14, 2007, our board of directors declared a regular quarterly dividend of $0.60 per common share, or an aggregate of $40.5 million, for the three months ended June 30, 2007, which was paid on July 13, 2007 to holders of record on June 29, 2007. These dividends may not be indicative of the amount of any future dividends.

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

Aircraft Leasing

Typically, our aircraft are currently subject to net operating leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational and insurance costs. In many of our leases we are obligated to bear a portion of maintenance costs or costs associated with modifications required by manufacturers or regulators. We retain the benefit, and bear the risk, of re-leasing and the residual value of the aircraft upon expiry or early termination of the lease. As of June 30, 2007, our portfolio consisted of 100 aircraft with 45 lessees in 28 countries with a net book value of $2.67 billion. The weighted average (by net book value) age of the aircraft in the portfolio from the date of delivery by manufacturer to June 30, 2007, was 9.74 years. The weighted average (by net book value) remaining lease term for aircraft we owned at June 30, 2007 was 4.50 years.

Debt Investments

We also invest in debt investments secured by commercial jet aircraft, including enhanced equipment trust certificates, and other forms of collateralized debt. We believe our experience in the aircraft leasing business, coupled with knowledge of structured finance, enables us to make opportunistic investments in this market sector. Our intent is not to actively trade debt investments, and accordingly we have classified debt investments purchased to date as available-for-sale or held to maturity as defined in Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of December 31, 2006, we owned debt securities secured by aircraft with a fair value of $121.3 million. During the six months ended June 30, 2007 we made one additional investment in debt investments secured by aviation assets. At June 30, 2007, our debt investment portfolio consisted of seven such debt investments with a fair value of $122.7 million.

Revenues

Revenues in our Aircraft Leasing segment are comprised primarily of operating lease rentals on flight equipment held for lease. The amount of rent we receive depends on various factors, including the type, size and age of the aircraft in our portfolio. Lease rental revenue is recognized on a straight-line basis over the term of the lease. Our aircraft lease agreements generally provide for the periodic payment of a fixed amount of rent over the life of the lease. However, the amount of rent we receive may vary due to several factors, including the credit worthiness of our lessees and the occurrence of delinquencies and defaults. Our lease rental revenues are also affected by the extent to which aircraft are off-lease and our ability to remarket aircraft that are nearing the end of their leases in order to minimize their off-lease time. Our success in re-leasing aircraft is affected by market conditions relating to our aircraft and by general industry trends. An increase in the percentage of off-lease aircraft or a reduction in lease rates upon remarketing would negatively impact our revenues.

Excluding the three off lease Boeing 747-400 aircraft discussed below, as of June 30, 2007, we have executed or extended twelve leases on owned aircraft which had leases which were schedule to expire in 2007. Overall, these renewals or leases have a weighted average lease term of 4.8 years at monthly lease rates that are 14% higher than the previous rentals.

During the first half of 2007, we acquired three aircraft that were off lease at the time of purchase and subsequently executed leases for all of these aircraft with a weighted average lease term of 5.0 years. For the balance of 2007 we have commitments to acquire six additional off lease aircraft. For the balance of 2007, we have commitments to acquire seven additional off lease aircraft. In addition, we own one debt instrument which matures in late 2007 and is secured by an aircraft. We expect the borrower to elect not to repay the debt at maturity and, accordingly, we expect that in satisfaction of this debt instrument we will take ownership of one additional off-lease aircraft in 2007. Of these eight off-lease aircraft which we expect to acquire during the balance of 2007, we have executed leases for five of aircraft and have a commitment to lease one other aircraft.

During the first six months of 2007, we purchased or are committed to acquire three off lease Boeing 747-400 aircraft. In June 2007, we entered in a passenger to freighter conversion agreement for these aircraft. One aircraft purchased in June is currently subject to a short-term interim lease until its scheduled freighter conversion process begins during the second quarter of 2008. For the second aircraft, which is scheduled to be purchased in August 2007, we anticipate placing it on a short-term lease as a passenger aircraft until its scheduled freighter conversion process begins in late 2008. We anticipate purchasing the third aircraft during the third quarter of 2007, and it is scheduled to begin its freighter conversion process during the fourth quarter of 2007.

Revenues in our Aircraft Leasing segment for the three and six months ended June 30, 2006 were $38.0 million and $67.8 million, respectively as compared to $82.4 million and $149.8 million, respectively for the three and six months ended June 30, 2007. Our revenues increased significantly from 2006 to 2007 as a result of continued aircraft acquisitions during the balance of 2006 and the first six months of 2007 which caused our aircraft fleet to grow from 51 aircraft at June 30, 2006 to 100 aircraft at June 30, 2007, all of which were on lease.

Revenues in our Debt Investments segment are recognized using the effective interest method. Certain investments which represent residual interests are accounted for using a level yield methodology based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. Such assumptions include the rate and timing of principal and interest. Revenues in our Debt Investments segment for the three and six months ended June 30, 2006    were $2.5 million and $4.1 million, respectively as compared to $2.7 million and $5.3 million, respectively for the three and six months ended June 30, 2007.

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

All of our aircraft-owning subsidiaries are foreign corporations that, depending upon the flight activities of the leased aircraft, generally earn income from sources outside the United States and therefore are exempt from U.S. federal, state and local income taxes. We have a U.S-based subsidiary which provides management services to our non-U.S. subsidiaries and is subject to U.S. federal, state and local income taxes.

Acquisitions and Dispositions

Our financial results are impacted by the timing and size of acquisitions and dispositions we complete. As of August 9, 2007 we had acquired and committed to acquire aviation assets having an aggregate purchase price equal to $3.0 billion and $2.4 billion, respectively, or a total of approximately $5.4 billion. To date, we have sold two aircraft and one debt security.

We believe the large and growing aircraft market continues to evolve, generating significant additional acquisition opportunities. Our acquisition strategy is flexible and allows us to take advantage of the best available market opportunities. Currently, we are primarily focused on acquiring high-utility commercial jet aircraft for the passenger and freighter markets and we may also make opportunistic acquisitions of other asset-backed aviation assets. Our business strategy has been to pursue acquisitions through multiple channels across the world, such as sale-leasebacks with airlines and purchases from operating lessors, banks and other aircraft owning entities. We also explore opportunities to purchase aircraft from manufacturers. Our ability to successfully and efficiently acquire and integrate additional aviation assets on favorable terms will significantly impact our financial results and growth prospects.

On June 20, 2007, we entered into the Airbus A330F Agreement with Airbus under which we agreed to acquire the 15 New A330F Aircraft. Pre-delivery payments for each Aircraft are payable to Airbus by us on an agreed upon schedule, and are refundable to us only in limited circumstances. We will negotiate separate purchase arrangements with one or more engine manufacturers in advance of an engine selection being made for each aircraft. The aircraft we will acquire under the Airbus A330F Agreement are scheduled to be delivered between June 2010 and November 2011, with five scheduled for delivery in 2010.

On January 22, 2007, we and GAIF entered into the GAIF Acquisition Agreement under which we agreed to acquire 38 aircraft for an aggregate base purchase price of approximately $1.595 billion, subject to certain agreed adjustments. The aircraft we will acquire under the GAIF Acquisition Agreement are scheduled to be delivered to us through February 2009. For certain of the aircraft, we have agreed to make an accelerated payment to the relevant seller and acquire its right and obligations under the seller’s purchase or freighter conversion agreement, with final payment and delivery of the aircraft to us being made upon delivery by the manufacturer or seller, or completion of the conversion process. On July 26, 2007, we made an accelerated payment under the GAIF Acquisition Agreement with respect to three Boeing Model 747-400ERF aircraft in the amount of $106.7 million and assumed a pre-delivery payment credit facility with an outstanding principal balance of $95.9 million. As of June 30, 2007, we completed the acquisition of 24 of the GAIF aircraft for approximately $780.4 million. We expect to take delivery of 4 aircraft during the remainder of 2007, 9 aircraft in 2008 and 1 aircraft in 2009, for an additional aggregate purchase price, before adjustment, of approximately $806.2 million. Two of the aircraft scheduled for delivery in the second half of 2007 were purchased in July 2007.

The closing of the transactions contemplated by the Aircraft Acquisition Agreements, which we sometimes refer to as the ‘‘Aircraft Acquisitions,’’ are subject to certain customary closing conditions for transactions of these types. There can be no assurance that these conditions will be satisfied or that we will complete the acquisition of all the aircraft contemplated by the Aircraft Acquisition Agreements. Failure to close on the purchase price of some or all the aircraft under the Aircraft Acquisition Agreements could negatively impact our stock price and financial results.

We initially expect to pay for substantially all of the purchase price of the Aircraft Acquisitions using debt financing available on our Revolving Credit Facility and Amended Credit Facility No. 2 or other borrowings that may be available to us at the time of acquisition. See ‘‘Liquidity and Capital Resources — Credit Facilities.’’ We expect to fund our aircraft on a long-term basis by securitizing their future cash flows using a structure similar to our current securitizations. Therefore, we expect to incur additional interest expense as a result of the Aircraft Acquisitions.

The following table sets forth certain information with respect to the aircraft acquired or to be acquired by us as of June 30, 2007, including the aircraft to be acquired pursuant to the Aircraft Acquisition Agreements.

AIRCASTLE AIRCRAFT INFORMATION (Dollars in thousands)

	Net Book Value as of June 30, 2007	Base Purchase Price of Aircraft Committed to be Acquired as of June 30, 2007(1)(4)	Total
Flight Equipment Held for Lease	$2,672	$1,219	$3,891
Number of Aircraft	100	25	125
Number of Lessees	45	11	52
Number of Countries	28	11	30
Weighted Average Age – Passenger (years)(2)	9.44	9.41	9.43
Weighted Average Age – Freighter (years)(2)	11.26	5.80	8.00
Weighted Average Age – Combined (years)(2)	9.74	7.72	9.14
Weighted Average Remaining Passenger Lease Term (years)(3)	3.85	5.63	4.11
Weighted Average Remaining Cargo Lease Term (years)(3)	7.74	9.64	8.89
Weighted Average Remaining Combined Lease Term (years)(3)	4.50	8.30	5.63

(1)	Excludes 15 Airbus Model A330-200F scheduled for delivery between June 2010 and November 2011.
(2)	Weighted average age (years) by net book value, or in the case of aircraft not yet acquired, base purchase price, is as of June 30, 2007.
(3)	Weighted average age (years) by net book value, or in the case of aircraft not yet acquired, base purchase price, is as of June 30, 2007. Excludes two Boeing Model 747-400s we are committed to acquire that will be inducted into freighter conversion during 2007 and 2008.
(4)	Base purchase price represents the purchase price subject to certain agreed upon adjustments.

Portfolio Diversification

	Owned Aircraft as of June 30, 2007		Aircraft Committed to be Acquired as of June 30, 2007(1)		Total
	Number of Aircraft	% of Net Book Value	Number of Aircraft	% of Base Purchase Price(3)	Number of Aircraft	% of Net Book Value plus Base Purchase Price
Aircraft Type
Passenger
Narrowbody	72	54%	13	21%	85	44%
Midbody	16	24%	2	12%	18	20%
Widebody	2	5%	3	13%	5	7%
Total Passenger	90	83%	18	46%	108	71%
Freighter	10	17%	7	54%	17	29%
Total	100	100%	25	100%	125	100%
Lessee Diversification
Top Five Lessees	27	34%	12	69%	30	31%
Regional Diversification
Europe	47	45%	6	32%	53	41%
Asia	29	31%	7	13%	36	25%
North America	12	13%	2	11%	14	13%
Latin America	6	4%	6	14%	12	7%
Middle East and Africa	6	7%	2	23%	8	12%
Off Lease(2)	0	0%	2	7%	2	2%
Total	100	100%	25	100%	125	100%

(1)	Excludes 15 Airbus Model A330-200F scheduled for delivery between June 2010 and November 2011.
(2)	Represents two Boeing Model 747-400s we are committed to acquire that will be inducted into freighter conversion during 2007 and 2008.
(3)	Base purchase price represents the purchase price subject to certain agreed upon adjustments.

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

We are currently utilizing a $1.00 billion senior secured credit facility, which we refer to as Amended Credit Facility No. 2, to finance up to 65% of the purchase price of certain aircraft not included in our two securitizations. We expect to continue to purchase aircraft using our credit facilities plus cash on hand and, once a portfolio of 30 to 60 aircraft has been acquired, finance the portfolio on a long-term basis using a securitization structure similar to previously completed securitizations.

Based on our expected aircraft acquisition plan, we anticipate completing one or two portfolio securitizations per year and one or two additional equity offerings per year. Our ability to successfully complete these securitizations and equity offerings on favorable terms will have a significant impact on our results of operations and financial condition.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2006 to the three months ended June 30, 2007

Revenues and Contribution Margin

Revenues and contribution margin by segment is set forth in the tables below. See Note 16 to our consolidated financial statements for the reconciliation to operating income and our reasons for using contribution margin to discuss our results of operations.

Aircraft Leasing

Aircraft Leasing revenues and contribution margin were as follows:

	Three Months Ended June 30,
(Dollars in thousands)	2006	2007
Revenues
Lease rentals	$38,008	$81,926
Other revenues	—	460
Total revenues	38,008	82,386
Expenses
Depreciation	11,035	27,614
Interest	13,121	22,452
Other expense (income)	277	(774)
Total expenses	24,433	49,292
Contribution margin	$13,575	$33,094

For the three months ended June 30, 2006, the contribution margin of our Aircraft Leasing segment was $13.6 million on $38.0 million of revenues. At June 30, 2006, we owned 51 aircraft held for lease, all of which were on-lease. One of these aircraft was sold in May 2007.

For the three months ended June 30, 2007, the contribution margin of our Aircraft Leasing segment was $33.1 million on $82.4 million of revenues. At June 30, 2007, we owned 100 aircraft held for lease, all of which were on lease. Aircraft leasing revenue of $82.4 million, depreciation expense of $27.6 million and interest expense of $22.5 million. All increased relative to the three months ended June 30, 2006 due to the increase in the size of our aircraft portfolio.

Debt Investments

Debt Investment revenues and contribution margin were as follows:

	Three Months Ended June 30,
(Dollars in thousands)	2006	2007
Revenues
Interest income	$2,460	$2,728
Total revenues	2,460	2,728
Expenses
Interest	1,059	1,015
Total expenses	1,059	1,015
Contribution margin	$1,401	$1,713

For the three months ended June 30, 2006, the contribution margin of our Debt Investments segment was $1.4 million on $2.5 million of revenues. At June 30, 2006, we owned $120.0 million of debt investments with $13.5 million of unrealized gains as reflected in accumulated other comprehensive income at June 30, 2006.

For the three months ended June 30, 2007, the contribution margin of our Debt Investments segment was $1.7 million on $2.7 million of revenues. At June 30, 2007, we owned $122.7 million of debt investments with $13.6 million of unrealized gains as reflected in accumulated other comprehensive income at June 30, 2007.

Selling, General, Administrative and Other Expenses

Selling, general, administrative and other expenses were as follows:

	Three Months Ended June 30,
(Dollars in thousands)	2006	2007
Personnel	$4,539	$6,782
Directors fees and expenses	3,475	210
Professional fees	1,084	1,744
Travel expenses	263	644
Rent and office expenses	315	320
Depreciation of leasehold improvements and office equipment	127	150
Communication expenses	95	158
Business insurance	5	226
Other selling, general and administrative expenses	197	364
	$10,100	$10,598

Personnel costs consist primarily of salary, non-cash share-based payments, recruitment and relocation expenses which increased as the number of employees increased from 34 at June 30, 2006 to 59 at June 30, 2007. Non-cash share-based payments were $5.4 million and $2.8 million, respectively, for the three months ended June 30, 2006 and 2007 of which $2.0 million and $2.7 million is included in personnel costs and $3.4 million and $0.1 million is included in director fee and expenses. Personnel related non-cash share-based payments increased primarily due to the acceleration of unvested shares for a former employee in the amount of $1.7 million. Director’s fees and expenses for 2006 includes $3.4 million in compensation to a director recorded as a non-cash share based payment expense for the purchase of common shares below fair market value. Professional fees consisted primarily of legal, accounting and tax fees associated with our legal organization and administration. Travel expenses consisted primarily of costs associated with travel to and from the locations of aircraft to be acquired and aircraft lessees. Office expense and equipment costs, mainly rent, depreciation, communications, insurance and other general office expenses, increased with the expansion of facilities to accommodate increased headcount and to meet the demands of our growing business.

Income Tax Provision

Our provision for income taxes for the three months ended June 30, 2006 and 2007 was $1.6 million and $1.2 million, respectively. Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. Consequently, the provision for income taxes recorded relates to income earned by certain of our subsidiaries which are located in jurisdictions that impose income taxes.

Comparison of the six months ended June 30, 2006 to the six months ended June 30, 2007

Revenues and Contribution Margin

Revenues and contribution margin by segment is set forth in the tables below. See Note 16 to our consolidated financial statements for the reconciliation to operating income and our reasons for using contribution margin to discuss our results of operations.

Aircraft Leasing

Aircraft Leasing revenues and contribution margin were as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2006	2007
Revenues
Lease rentals	$67,760	$149,284
Other revenues	—	519
Total revenues	67,760	149,803
Expenses
Depreciation	19,998	49,099
Interest	20,889	40,012
Other expense (income)	917	(393)
Total expenses	41,804	88,718
Contribution margin	$25,956	$61,085

For the six months ended June 30, 2006, the contribution margin of our Aircraft Leasing segment was $26.0 million on $67.8 million of revenues. At June 30, 2006, we owned 51 aircraft held for lease, all of which were on-lease. One of these aircraft was sold in May 2007.

For the six months ended June 30, 2007, the contribution margin of our Aircraft Leasing segment was $61.1 million on $149.8 million of revenues. At June 30, 2007, we owned 100 aircraft held for lease, all of which were on lease. Aircraft leasing revenue of $149.8 million, depreciation expense of $49.1 million and interest expense of $40.0 million all increased relative to the six months ended June 30, 2006 due to the increase in the size of our aircraft portfolio.

Debt Investments

Debt Investment revenues and contribution margin were as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2006	2007
Revenues
Interest income	$4,101	$5,316
Total revenues	4,101	5,316
Expenses
Interest	1,929	1,948
Total expenses	1,929	1,948
Contribution margin	$2,172	$3,368

For the six months ended June 30, 2006, the contribution margin of our Debt Investments segment was $2.2 million on $4.1 million of revenues. At June 30, 2006, we owned $120.0 million of debt investments with $13.5 million of unrealized gains as reflected in accumulated other comprehensive income at June 30, 2006.

For the six months ended June 30, 2007, the contribution margin of our Debt Investments segment was $3.4 million on $5.3 million of revenues. At June 30, 2007, we owned $122.7 million of debt investments with $13.6 million of unrealized gains as reflected in accumulated other comprehensive income at June 30, 2007.

Selling, General, Administrative and Other Expenses

Selling, general, administrative and other expenses were as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2006	2007
Personnel	$8,341	$12,087
Directors fees and expenses	3,500	385
Professional fees	2,455	3,295
Travel expenses	541	1,234
Rent and office expenses	559	606
Depreciation of leasehold improvements and office equipment	240	299
Communication expenses	162	327
Business insurance	8	471
Other selling, general and administrative expenses	281	539
	$16,087	$19,243

Personnel costs consist primarily of salary, non-cash share-based payments, recruitment and relocation expenses which increased as the number of employees increased from 34 at June 30, 2006 to 59 at June 30, 2007. Non-cash share-based payments were $6.7 million and $4.0 million, respectively, for the six months ended June 30, 2006 and 2007 of which $3.3 million and $3.8 million is included in personnel costs and $3.4 million and $0.2 million is included in director fee and expenses. Personnel related non-cash share-based payments increased primarily due to the acceleration of unvested shares for a former employee in the amount of $1.7 million. Director’s fees and expenses for 2006 includes $3.4 million in compensation to a director recorded as a non-cash share based payment expense for the purchase of common shares below fair market value. Professional fees consisted primarily of legal, accounting and tax fees associated with our legal organization and administration. Travel expenses consisted primarily with costs associated with travel to and from the locations of aircraft to be acquired and aircraft lessees. Office expense and equipment costs, mainly rent, depreciation, communications, insurance and other general office expenses, increased with the expansion of facilities to accommodate increased headcount and to meet the demands of our growing business.

Income Tax Provision

Our provision for income taxes for the six months ended June 30, 2006 and 2007 was $2.6 million and $3.1 million, respectively. Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. Consequently, the provision for income taxes recorded relates to income earned by certain of our subsidiaries which are located in jurisdictions that impose income taxes.

Discontinued Operations

During 2005, we purchased an aircraft and immediately held it for sale. As of December 31, 2005, the aircraft was classified on the balance sheet as flight equipment held for sale and all operating activities were classified as discontinued operations. The aircraft was sold on March 29, 2006 for a $2.2 million gain. As of March 31, 2007, another aircraft was classified on the balance sheet as flight equipment held for sale and all operating activities were classified as discontinued operations. The aircraft was sold on May 22, 2007 for a $10.2 million gain.

Earnings from discontinued operations for the three and six months ended June 30, 2006, and 2007 related solely to the two aircraft held for sale, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2006	2007	2006	2007
Earnings from discontinued operations
Lease rentals	$1,619	$745	$5,373	$2,364
Depreciation	(685)	—	(1,525)	(761)
Gain (loss) on disposition	—	10,219	2,240	10,219
Interest expense	(451)	—	(1,332)	—
Other expenses	(112)	(47)	(192)	(185)
Earnings before income tax provision	371	10,917	4,564	11,637
Income tax provision	(29)	(7)	(477)	(43)
Earnings from discontinued operations	$342	$10,910	$4,087	$11,594

CRITICAL ACCOUNTING POLICIES

Except for the adoption of Financial Accounting Standards Board, or FASB, Interpretation No. 48 Accounting for the Uncertainty in Income Taxes — an Interpretation of FASB No. 109 on January 1, 2007, which did not have an impact on our consolidated financial statements, there have been no material changes to our critical accounting policies from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Application of Critical Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (‘‘SFAS No. 159’’). SFAS No 159, which amends SFAS No 115, allows certain financial assets and liabilities to be recognized, at the company’s election, at fair market value, with any gains or losses for the period recorded in the statement of income. This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Currently, the Company records the gains or losses for the period in the statement of comprehensive income and in the equity section of the balance sheet. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated results of operating s and financial position.

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

LIQUIDITY AND CAPITAL RESOURCES

The acquisition of aircraft and debt investments drives our growth and fuels our need for liquidity. We have been able to meet our liquidity requirements from several sources, including:

•	Lines of credit, securitizations and other secured borrowings;

•	Our public offerings of common shares;

•	Prior to our initial public offering, equity contributions from the Fortress Funds;

•	Aircraft lease revenues and maintenance payments;

•	Principal and interest payments from our debt investments; and

•	Asset sales.

During the six months ended June 30, 2007, we acquired $1.07 billion of commercial jet aircraft and related capital improvements, net of related liabilities, and $15.3 million of debt investments secured by a commercial jet aircraft, for a total of $1.09 billion. We expect to acquire a substantial amount of aviation assets over the next twelve months, including approximately $1.2 billion of aircraft at June 30, 2007, to be delivered under the Aircraft Acquisition Agreements, letters of intent and other aircraft purchase agreements, and additional acquisitions that we may enter into from time to time in the ordinary course of business. In addition, over the next twelve months we anticipate capital expenditures for the aircraft we owned at June 30, 2007 in an amount of approximately $56 million, excluding freighter conversion payments, which we include in our aircraft acquisition commitments. This amount consists primarily of periodic maintenance costs as well as transition costs and aircraft improvements required to be funded by us. We anticipate that approximately $35 million of this amount will comprise a reimbursement of maintenance reserves collected to date and over the 12 month period. We anticipate the balance of $21 million to consist of lessor contributions.

These estimates are subject to significant variation because, among other reasons, the maintenance payment collections will depend upon how the relevant aircraft is operated, the maintenance events giving rise to our obligation to reimburse the lessee, or contribute separately to the maintenance cost, may not be scheduled events and the total cost of the event may not match our current estimates.

However, there can be no assurance that we will be able to acquire such additional aircraft, or regarding the timing and amount of such acquisitions, or that our capital expenditures will not exceed the expected amount.

It is our intention to fund future aircraft acquisitions initially through borrowings under our credit facilities, and to repay all or a portion of such borrowings from time to time with the net proceeds from subsequent securitizations and additional equity issuances. It is also our intention to finance investments in debt investments with borrowings arranged at the time of the investment which may include entering into repurchase agreements. Therefore, our ability to execute our business strategy, particularly the growth of our acquisitions, depends to a significant degree on our ability to obtain additional debt and equity capital. Given the volume of aircraft acquisitions and opportunities to invest in debt investments, we expect to execute additional securitizations and additional equity offerings during the course of the next 12 months. Decisions by investors and lenders to enter into such transactions with us will depend upon a number of factors, such as our historical and projected performance, compliance with the terms of our current credit arrangements, industry and market trends, the availability of capital and the relative attractiveness of alternative investments.

We believe that funds will be available to satisfy our liquidity needs over the next twelve months and enable us to pay dividends to our common shareholders as contemplated by our dividend policy. We expect to continue to structure our aircraft lease securitizations with relatively low leverage, issuing a single-tranche of debt with an investment grade shadow rating. We believe this approach will be less susceptible to capital markets volatility than higher-leverage securitization structures. However, future deterioration in our performance or our markets could limit our ability to access these sources of financing and/or increase our cost of capital, which may negatively impact our ability to raise additional funds, grow our business and to pay dividends to our common shareholders.

Cash Flows

(Dollars in thousands)	Six Months Ended June 30, 2006	Six Months Ended June 30, 2007
Net cash flow provided by operating activities	$58,979	$149,733
Net cash flow used in investing activities	$(447,537)	$(1,122,133)
Net cash flow provided by financing activities	$399,591	$981,996

Operating activities provided net cash flow of $59.0 million for the six months ended June 30, 2006 and $149.7 million in the six months ended June 30, 2007. Cash flow from operations is primarily generated from rents received pursuant to the lease agreements on our aircraft. It is reduced by interest paid on our borrowings and by selling, general and administrative expenses. The amount of rent we receive depends on various factors, including the size, age and composition of our aircraft portfolio. Our aircraft lease agreements generally provide for the periodic payment of a fixed amount of rent over the life of the lease. However, the amount of rent we receive may vary due to several factors, including the creditworthiness of our lessees and the occurrence of delinquencies and defaults. It is also affected by the extent to which aircraft are off-lease and our ability to remarket aircraft that are nearing the end of their leases. Our success in re-leasing aircraft is affected by market conditions for our aircraft and by general industry trends. At June 30, 2006, all 51 of our aircraft were on-lease. At June 30, 2007, all 100 of our aircraft were on lease. At June 30, 2007, 39 of the 59 aircraft acquired by Securitization No 2 had been transferred into the ACS 2 Group. Consequently, at June 30, 2007, the cash proceeds from Securitization No. 2 associated with the remaining 20 aircraft was classified as Restricted Cash on the Consolidated Balance Sheet. The remaining Securitization No. 2 proceeds of $500.6 million will be released from Restricted Cash as the remaining 20 aircraft are transferred to the ACS 2 Group, which is expected to occur during the third quarter of 2007. Cash flow provided by operations is also affected by the interest expense we pay on our credit facilities and by our decisions to hedge the risk of changing interest rates. All of our debt is currently floating rate and varies with changes in LIBOR. To the extent interest rates increase, we may be liable for more interest payments to our lenders. Our practice has been to hedge the expected future interest payments on a portion of our floating rate liabilities by entering into derivative contracts. However, we remain exposed to changes in interest rates to the extent we decide to remain unhedged and the degree to which our hedges are not perfectly correlated to the hedged future cash flows.

Net cash flow used in investing activities totaled $447.5 million and $1.12 billion for the six months ended June 30, 2006 and 2007, respectively. During the six months ended June 30, 2006 we acquired 19 aircraft as compared to 32 aircraft during the six months ended June 30, 2007, resulting in a gross investment of $1.16 billion in the acquisition and improvement of flight equipment during the six months ended June 30, 2007 (or $1.07 billion, net of liabilities) as compared to a gross investments of $395.8 million during the six months ended June 30, 2006 (or $385.4 million, net of accrued liabilities). We invested $15.3 million in debt investments during the six months ended June 30, 2007 as compared to $92.7 million during the six months ended June 30, 2006. We received $13.4 million of principal payments on our debt investments during the six months ended June 30, 2007. We paid $88.4 million for aircraft purchase deposits and progress payments during the six months ended June 30, 2007, including $64.2 million in progress payments which related to our agreement to purchase aircraft, as described above, as compared to $29.5 million during the six months ended June 30, 2006. Cash outflows from investing activities during the six months ended June 30, 2006 and 2007 were partially offset by proceeds of $57.2 million and $34.9 million, respectively from the sale of two aircraft that had been classified on the balance sheet as aircraft held for sale and reported as discontinued operations.

Net cash flow from financing activities totaled $399.6 million and $982.0 million for the six months ended June 30, 2006 and 2007, respectively. In 2006, cash flows from financing activities resulted from borrowing $560.0 million under Securitization No. 1, borrowing $294.7 million under our credit facilities and the receipt of $76.0 million of proceeds from repurchase agreements, partially offset by the $522.9 million repayment of credit facilities and $32.9 million of restricted cash related to unreleased securitization borrowings. In 2007, the period to period increase primarily reflects the cash flows provided by the proceeds of $1.17 billion from Securitization No. 2 in June 2007, borrowing under our credit facilities of $1.01 billion and the public offering of common shares in February 2007, which generated $493.1 million of net proceeds, partially offset by repayments of amounts owed under the credit facilities of $1.11 billion, $500.6 million of restricted cash held by the ACS 2 Group and the payment of $56.2 million in dividends.

On February 13, 2007, we completed a follow-on public offering of 15,525,000 common shares at a price of $33.00 per share, raising $512.3 million before offering costs. The net proceeds of the offering, after our payment of $17.9 million in underwriting discounts and commissions and $1.3 million in offering expenses, was $493.1 million, $398.1 million of which was used to repay borrowings under Amended Credit Facility No. 2 and $75.0 million of which was used to repay borrowings under the Revolving Credit Facility. The remainder of the net proceeds was used for general corporate purposes.

We also repaid $36.7 million of debt outstanding on Credit Facility No. 3 on March 31, 2006 when we sold one of the aircraft that had been financed under this facility. The aircraft had been classified as held for sale for accounting purposes and results of operations related to the aircraft have been reported in Discontinued Operations.

In July 2007, we repaid the $73.3 million outstanding balance of Credit Facility No. 3 with proceeds from Securitization No. 2.

Credit Facilities

The following table provides a summary of our credit facilities at June 30, 2007:

		As of June 30, 2007
Debt Obligation	Collateral	Commitment	Outstanding Borrowings	Interest Rate	Final Stated Maturity
(Dollars in thousands)
Amended Credit Facility No. 2	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	$1,000,000	$266,204	1 Month LIBOR + 1.25%	12/15/08
Revolving Credit Facility	Beneficial interests in subsidiaries	250,000	—	1 Month LIBOR + 1.50%	12/15/07
Credit Facility No. 3	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	73,332	73,332	1 Month LIBOR + 1.50%	9/30/07
Securitization No. 1	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	538,534	538,534	1 Month LIBOR + 0.27%	06/20/31
Securitization No. 2	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	1,170,000	1,170,000	1 Month LIBOR + 0.26%	06/08/37
Repurchase Agreements	Securities available for sale	66,384	66,384	1 Month LIBOR + 0.50%	3/1/08
Repurchase Agreements	Securities available for sale	2,779	2,779	1 Month LIBOR + 0.50%	6/28/08
Repurchase Agreement	Securities available for sale	6,000	6,000	3 Month LIBOR + 0.75%	9/12/07
		$3,107,029	$2,123,233

On June 8, 2007, the maximum committed amount of Amended Credit Facility No. 2 was reduced to $1.00 billion and $509.9 million was repaid on Amended Credit Facility No. 2 from the proceeds of Securitization No. 2. As of June 30, 2007, we had $266.2 million outstanding under this facility. Borrowings under Amended Credit Facility No. 2 bear interest (a) in the case of loans with an interest rate based on the applicable base rate (the ‘‘ABR’’) which is the greater of the prime rate and the federal funds rate plus 0.50% , an annual rate equal to the ABR plus 0.25% or (b) in the case of loans with an interest rate based on the eurodollar rate (the ‘‘EDR’’) which is one-month LIBOR, an annual rate equal to the EDR plus 1.25% per annum. The interest rate at June 30, 2007 was 6.57%. Additionally, we are subject to a 0.125% per annum fee on any unused portion of the total committed facility. We are also required to pay customary agency fees. The facility has no restrictions on the amount of dividends we can pay, provided we are not in default.

The $250 million Revolving Credit Facility provides loans to certain direct and indirect subsidiaries of Aircastle for working capital and other general corporate purposes, and also provides for the issuance of letters of credit with an aggregate stated amount not exceeding $125,000, and matures on December 15, 2007. The aggregate amount of borrowings together with the aggregate stated amount of all letters of credit under the Revolving Credit Facility may not exceed $250.0 million. Borrowings under the Revolving Credit Facility bear interest (a) in the case of loans with an interest rate based on the ABR, the ABR plus 0.50% per annum or (b) in the case of loans with an interest rate based on the EDR, the EDR plus 1.50% per annum. Additionally, we are subject to a per annum fee on any unused portion of the total committed facility of 0.25%, during periods when the average outstanding loans under the Revolving Credit Facility are less than $125.0 million, and 0.125% per annum when the average outstanding loans are equal to or greater than $125.0 million. Fees on any outstanding letters of credit will equal 1.625% per annum on the stated amount thereof. We are also required to pay customary agency fees. As of June, 30, 2007, we are required to maintain a minimum consolidated net worth, determined according to GAAP in an amount of $750 million plus one-half of the proceeds of any additional equity capital we raise. As of June 30, 2007, there were no outstanding loans and $32.3 million of letters of credit outstanding under the Revolving Credit Facility.

Our Credit Facility No. 3 has an interest rate of one-month LIBOR plus 1.50%, which at June 30, 2007 was 6.82% per annum. Credit Facility No. 3 matures on September 30, 2007 or upon the transfer of the related aircraft financed on Credit Facility No. 3 into Securitization No. 2. As of June 30, 2007, we had $73.3 million outstanding under Credit Facility No. 3. We repaid Credit Facility No. 3 in full in July 2007 out of the proceeds of Securitization No. 2, upon completion of the transfer of associated aircraft to the securitization.

From time to time, we also enter into repurchase agreements to finance certain of our securities available for sale. Repurchase agreements are agreements to sell securities to a counterparty with the simultaneous agreement to repurchase the same or substantially identical securities from the same counterparty at a later date with accrued interest. Repurchase agreements normally do not constitute economic sales and are therefore treated as collateralized financing transactions and are carried at the amount of cash received with the underlying securities sold continuing to be recognized as securities available for sale. Interest incurred on repurchase agreements is reported in interest expense. At June 30, 2007, we had three outstanding repurchase agreements totaling $75.2 million. Two of the repurchase agreements provide for the payment of interest at one-month LIBOR plus 0.50% and one of the agreements provides for the payment of interest at three-month LIBOR plus 0.75%. At June 30, 2007, the weighted average interest rate on our repurchase agreements was 5.84% per annum. The repurchase agreements provide for an original term to maturity ranging from six months to one year. If we cannot renew or replace these repurchase agreements as they mature we will be required to repay them from internal funds or find alternative sources of financing, as to which no assurance can be given.

Our debt obligations contain various customary non-financial loan covenants. Such covenants do not, in management’s opinion, materially restrict our investment strategy or our ability to raise capital. We are in compliance with all of our loan covenants as of June 30, 2007.

Securitizations

On June 8, 2007, we completed our second securitization, a $1.17 billion transaction comprising 59 aircraft, which we refer to as Securitization No. 2. In connection with Securitization No. 2, two of our subsidiaries, ACS Aircraft Finance Ireland 2 Limited (‘‘ACS Ireland 2’’) and ACS 2007-1 Limited (‘‘ACS Bermuda 2’’), which we refer to together with their subsidiaries as the ‘‘ACS 2 Group,’’ issued $1.17 billion of Class A notes, or the ‘‘ACS 2 Notes’’ to a newly formed trust, the ACS 2007-1 Pass Through Trust, or the ACS 2 Trust. The ACS 2 Trust simultaneously issued a single class of Class G-1 pass through trust certificates, or the ACS 2 Certificates, representing undivided fractional interests in the ACS 2 Notes. Payments on the ACS 2 Notes will be passed through to the holders of the ACS 2 Certificates. The ACS 2 Notes are secured by ownership in aircraft owning subsidiaries of ACS Bermuda 2 and ACS Ireland 2 and the aircraft leases, cash rights under service agreements and any other assets they may hold. Each of ACS Bermuda 2 and ACS Ireland 2 has fully and unconditionally guaranteed the other’s obligations under the ACS 2 Notes. However, the ACS 2 Notes are neither obligations of nor guaranteed by Aircastle Limited. The ACS 2 Notes mature on June 8, 2037.

As of June 30, 2007, the ACS 2 Group had used the proceeds from the sale of the ACS 2 Notes to acquire 39 aircraft from us and we paid certain expenses incurred in connection with the ACS 2 Certificates offering of approximately $12.6 million. At June 30, 2007, the ACS 2 Group held proceeds in the amount of $500.6 in restricted cash for the purchase of the remaining 20 aircraft. We used a portion of Securitization No. 2 to repay amounts owed on Credit Facility No. 2. The ACS 2 Notes provide for monthly payments of interest at a floating rate of one-month LIBOR plus 0.26%, which at June 30, 2007 was 5.58%, and scheduled payments of principal. The terms of Securitization No. 2 require the ACS 2 Group to satisfy certain financial covenants, including the maintenance of debt service coverage ratios. The ACS 2 Groups’ compliance with these covenants depends substantially upon the timely receipt of lease payments from their lessees. In particular, during the first five years from issuance, Securitization No. 2 has an amortization schedule that requires that lease payments be applied to reduce the outstanding principal balance of the indebtedness so that such balance remains at 60.6% of the Initial Appraised Value of the aircraft, decreased over time by an assumed amount of depreciation. During the first five years of the transaction, subject to compliance with the debt service coverage ratio test in years four and five, all cash flows attributable to the underlying aircraft after payment of expenses, interest and scheduled principal payments, or excess securitization cash flows, will be available for distribution to us. We have used and intend to use the excess securitization cash flow to pay dividends and to make additional investments. We expect to refinance the notes on or prior to June 2012. In the event that the notes are not repaid on or prior to June 2012, the excess securitization cash flow will be used to repay the principal amount of the notes and will not be available to us to pay dividends to our shareholders. If during year four or five of the transaction, the debt service coverage ratio test fails on two consecutive payment dates the excess securitization cash flow will be used to repay the principal amount of the notes and will not be available to us to pay dividends to our shareholders or make additional investments.

Financial Guaranty Insurance Company (‘‘FGIC’’) issued a financial guaranty insurance policy to support the payment of interest when due and the payment, on the final distribution date, of the outstanding principal amount. We have entered into a series of interest rate hedging contracts intended to hedge the interest rate exposure associated with issuing floating-rate obligations backed by primarily fixed-rate lease assets. These contracts, together with the related guarantee premium, the spread referenced above and other costs of trust administration, result in a fixed rate cost of 6.20% per annum, after the amortization of issuance fees and expenses.

In connection with Securitization No. 1, two of our subsidiaries, ACS Aircraft Finance Ireland plc (‘‘ACS Ireland 1’’) and ACS Aircraft Finance Bermuda Limited (‘‘ACS Bermuda 1’’), which we refer to together with their subsidiaries as the ‘‘ACS 1 Group,’’ issued $560,000 of Class A-1 notes, or the ‘‘ACS 1 Notes.’’ The ACS 1 Notes mature on June 20, 2031. The ACS 1 Notes provide for monthly payments of interest at a floating rate of one-month LIBOR plus 0.27%, which at June 30, 2007 was 5.59%, and scheduled payments of principal. We entered into a series of interest rate hedging contracts intended to hedge the interest rate exposure associated with issuing floating-rate obligations backed by primarily fixed-rate lease assets. These contracts, together with the related guarantee premium, the spread referenced above and other costs of trust administration, result in a fixed rate cost of 6.60% per annum, after the amortization of issuance fees and expenses.

Contractual Obligations

Our contractual obligations consist of principal and interest payments on variable rate liabilities, obligations under binding letters of intent to purchase aircraft and rent payments pursuant to our office leases. Total contractual obligations increased from $1.69 billion at the end of 2006 to approximately $5.14 billion at June 30, 2007 due primarily to an increase in aircraft purchase obligations. The primary reason for the increase is:

•	The closing of Securitization No. 2 in June 2007; and

•	The increase in purchase obligations mainly due to the Airbus A330F Agreement in June 2007 and the remaining purchase obligations under the GAIF transaction.

The following table presents our actual contractual obligations and their maturity dates as of June 30, 2007:

	Payments Due By Period as of June 30, 2007
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Amended Credit Facility No. 2(1)	$292,876	$17,781	$275,095	$—	$—
Credit Facility No. 3(1)	74,666	74,666	—	—	—
Securitization No. 1(1)	705,616	52,573	104,386	175,955	372,702
Securitization No. 2(1)	1,619,581	105,177	229,005	222,984	1,062,415
Repurchase agreements(1)	78,328	78,328	—	—	—
Operating leases(2)	4,379	665	1,351	1,377	986
Purchase obligations(3)	2,361,219	1,228,416	475,395	657,408	—
Total	$5,136,665	$1,557,606	$1,085,232	$1,057,724	$1,436,103

(1)	Includes interest on variable rate, LIBOR-based instruments at the June 30, 2007 rate.
(2)	Represents contractual payments on our office leases in Stamford, Connecticut and Dublin, Ireland.
(3)	At June 30, 2007, we had binding letters of intent to acquire 40 aircraft, including fourteen from GAIF and fifteen from Airbus. As of August 9, 2007, three of the aircraft were subsequently acquired; the remaining letters of intent are still pending.

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

Margin Calls

Our repurchase agreements and interest rate derivative instruments are also subject to margin calls based on the value of the underlying security and the level of interest rates. Margin calls resulting from decreases in the value of our debt instruments or mark-to-market losses on our derivative instruments due to decreasing interest rates could require that we post additional collateral. Management believes that we maintain adequate cash reserves and liquidity to meet any reasonably possible margin calls resulting from these risks, but can make no assurances that we will have adequate additional collateral under all potential scenarios. At December 31, 2006 and June 30, 2007, we had margin deposits in the amount of $4.3 million and $0.6 million, respectively.

Capital Expenditures

We make capital expenditures from time to time in connection with improvements made to our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the six months ended June 30, 2006, we incurred a total of $2.5 million of capital expenditures related to the acquisition of aircraft. For the six months ended June 30, 2007, we incurred a total of $3.9 million of capital expenditures related to the acquisition of aircraft.

As of June 30, 2007, the weighted average (by net book value) age of our owned aircraft was approximately 9.74 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Under our leases, the lessee is primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement. At June 30, 2007, $132.3 million of maintenance reserves paid by lessees is reflected as a liability on our balance sheet. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2007.

Foreign Currency Risk and Foreign Operations

At June 30, 2007, all of our lease rentals are payable in U.S. dollars. However, we incur Euro and Singapore dollar denominated expenses in connection with our subsidiary in Ireland and branch office in Singapore. As of June 30, 2007, 11 of our 59 employees were based in Ireland and two were based in Singapore. For the six months ended June 30, 2007, expenses denominated in currencies other than the U.S. dollar, such as payroll and office costs, aggregated approximately $2.5 million in U.S. dollar equivalents and represented approximately 13% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us more effectively to source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, it is likely that our international operations and our exposure to foreign currency risk will increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases we may enter into hedging transactions in the future to mitigate this risk. For the three months ended June 30, 2006 and 2007 and the six months ended June 30, 2006 and 2007 we incurred net gains of $16,000, $3,000, $7,000 and $23,000, respectively, on foreign currency transactions.

Interest Rate Risk

Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. These risks are highly sensitive to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates. Our primary interest rate exposures relate to our lease agreements, debt investments, floating rate debt obligations and interest rate derivative instruments. Our lease agreements typically require the payment of a fixed amount of rent during the term of the lease. Similarly, our debt investments are predominately collateralized by fixed rate aircraft leases and provide for a fixed coupon interest rate. However, our borrowing agreements generally require payments based on a variable interest rate index, such as LIBOR. Therefore, increases in interest rates may reduce our net income by increasing the cost of our debt without any corresponding increase in rents or cash flow from our securities. We are also exposed to loss on (i) our fixed-pay interest rate swaps to the extent interest rates decrease below the contractual fixed rates of our swaps and (ii) our other interest rate derivate instruments.

Changes in interest rates may also impact our net book value as our debt investments and derivatives are periodically marked-to-market through stockholders’ equity. Generally, as interest rates increase the value of our fixed rate debt investments decreases. The magnitude of the decrease is a function of the difference between the coupon rate and the current market rate of interest, the average life of the securities and the face amount of the securities. We are also exposed to loss on (i) our fixed pay interest rate swaps to the extent interest rates decrease below the contractual fixed rates of our swaps and (ii) our other derivative instruments. In general, we would expect that over time, decreases in the value of our debt investments attributable to interest rate changes will be offset to some degree by increases in the value of our derivative instruments, and vice versa. However, our policy is to hedge only a portion of the variable rate interest payments on our outstanding and/or expected future debt obligations rather than hedge the amount of our investments; therefore, our assets remain partially un-hedged. Furthermore, the relationship between spreads on debt investments and spreads on derivative instruments may vary from time to time, resulting in a net aggregate book value increase or decrease. Changes in the general level of interest rates also can affect our ability to acquire new investments and our ability to realize gains from the settlement of such assets.

Hedging

The objective of our hedging policy is to adopt a risk averse position with respect to changes in interest rates. Accordingly, we have entered into a number of interest rate swaps and interest rate forward contracts to hedge the current and expected future interest rate payments on our variable rate debt. Interest rate swaps are agreements in which a series of interest rate flows are exchanged with a third party over a prescribed period. An interest rate forward contract is an agreement to make or receive a payment at the end of the period covered by the contract, with reference to a change in interest rates. The notional amount on a swap or forward contract is not exchanged. Our swap transactions typically provide that we make fixed rate payments and receive floating rate payments to convert our floating rate borrowings to fixed rate obligations to better match the largely fixed rate cash flows from our investments in flight equipment and debt investments. Similarly, our interest rate forward contracts typically provide for us to receive payment if interest rates increase and make a payment if they decrease. However, we can give no assurance that our net income will not be adversely affected during any period as a result of changing interest rates. We held the following interest rate derivative contracts as of June 30, 2007:

Hedged Item	Notional Amount	Effective Date	Maturity Date	Floating Rate	Fixed Rate	Fair Value of Derivative Asset or (Liability)
	(Dollars in thousands)
Securitization No. 1	$538,534	Jun-06	Jun-16	1 Month LIBOR + 0.27%	5.78%	$(3,021)
Securitization No. 2	1,170,000	Jun-07	Jun-12	1 Month LIBOR	5.25% to 5.36%	3,520
Future debt and securitization	90,000	Jul-07	Dec-17	1 Month LIBOR	5.14%	3,151
Future debt and securitization	40,000	Jan-08	Feb-19	1 Month LIBOR	5.16%	8,333
Amended Credit Facility No. 2	70,000	Jun-07	Feb-13	1 Month LIBOR	4.88%	9,091
Revolving Credit Facility	28,000	Jun-07	Jan-12	1 Month LIBOR	4.89%	1,751
Future debt and securitization	46,000	Apr-10	Oct-15	1 Month LIBOR	5.17%	3,640
Future debt and securitization	95,000	Jan-11	Apr-16	1 Month LIBOR	5.23%	3,410
Future debt and securitization	143,000	Jul-11	Sep-16	1 Month LIBOR	5.27%	3,235
Repurchase Agreement	48,000	Feb-06	Jul-10	1 Month LIBOR	5.02%	256
Repurchase Agreement	5,000	Dec-05	Sep-09	3 Month LIBOR	4.94%	45
Repurchase Agreement	2,900	Jun-05	Mar-13	1 Month LIBOR	4.21%	190
Total	$2,276,434					$33,601

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

Inflation

Inflation generally affects our costs, including selling, general and administrative expenses and other expenses. However, we do not believe that our financial results have been, or will be, adversely affected by inflation in a material way.

Management’s Use of EBITDA

We define EBITDA as income from continuing operations before income taxes, interest expense, and depreciation and amortization. We use EBITDA to assess our consolidated financial and operating performance, and we believe this non-GAAP measure is helpful in identifying trends in our performance. This measure provides an assessment of controllable expenses and affords management the ability to make decisions which are expected to facilitate meeting current financial goals as well as achieve optimal financial performance. It provides an indicator for management to determine if adjustments to current spending decisions are needed.

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

Limitations of EBITDA

EBITDA has limitations as an analytical tool. It should not be viewed in isolation or as a substitute for GAAP measures of earnings. Material limitations in making the adjustments to our earnings to calculate EBITDA, and using this non-GAAP financial measure as compared to GAAP net income (loss), include:

•	depreciation and amortization, though not directly affecting our current cash position, represent the wear and tear and/or reduction in value of our aircraft, which affects the aircraft’s availability for use and may be indicative of future needs for capital expenditures; and

•	the cash portion of income tax provision generally represents charges (gains), which may significantly affect our financial results.

An investor or potential investor may find this item important in evaluating our performance, results of operations and financial position. We use non-GAAP financial measures to supplement our GAAP results in order to provide a more complete understanding of the factors and trends affecting our business.

EBITDA is not an alternative to net income, income from operations or cash flows provided by or used in operations as calculated and presented in accordance with GAAP. You should not rely on EBITDA as a substitute for any such GAAP financial measure. We strongly urge you to review the reconciliation of EBITDA to GAAP net income (loss), along with our consolidated financial statements included elsewhere in this report. We also strongly urge you to not rely on any single financial measure to evaluate our business. In addition, because EBITDA is not a measure of financial performance under GAAP and is susceptible to varying calculations, the EBITDA measure, as presented in this report, may differ from and may not be comparable to similarly titled measures used by other companies. The table below shows the reconciliation of net income to EBITDA for the three and six months ended June 30, 2006 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2006	2007	2006	2007
Net income	$5,050	$38,068	$16,230	$59,609
Depreciation	11,162	27,764	20,238	49,398
Amortization	(1,515)	(1,773)	(1,619)	(3,432)
Interest, net	12,714	19,345	20,078	36,077
Income tax provision	1,634	1,173	2,638	3,078
Earnings from discontinued operations, net of income taxes	(342)	(10,910)	(4,087)	(11,594)
EBITDA	$28,703	$73,667	$53,478	$133,136

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes through our securities portfolio, our variable rate liabilities and our interest rate swap and forward contracts. Significant increases in interest rates could decrease the fair value of our debt investments, increase the amount of interest payments on our variable rate debt and reduce the spread we earn between our generally fixed-rate revenues and our variable rate interest expense. We enter into interest rate swaps and forward contracts to minimize the risks associated with variable rate debt.

The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For our debt investments and variable rate liabilities, the table presents principal cash flows by expected maturity date and related weighted-average interest rates as of the end of each period. Weighted-average variable rates are based on implied forward rates as derived from appropriate annual spot rate observations as of the reporting date. For interest rate swaps and forward contracts, the table presents notional amounts by expected maturity date or mandatory termination date and weighted-average interest rates as of the end of each period.

	Face/Notional/ Market Value amount June 30, 2007	Face/Notional Amount Maturing Twelve Months Ended June 30,						Fair Value June 30, 2007
(Dollars in thousands)		2008	2009	2010	2011	2012	Thereafter
Fixed Rate Assets
Securities Available for Sale	$107,812	$21,618	$15,785	$24,767	$29,225	$666	$15,751	$108,074
Weighted average coupon rate, end of period	7.77%	7.77%	7.78%	7.89%	8.10%	8.15%	8.15%
Security Held Until Maturity	$14,855	$14,855	$—	$—	$—	$—	$—	$14,654
Average interest rate	8.88%	8.88%
Variable Rate Liabilities
Borrowed under Credit Facilities	$339,536	$73,332	$266,204	$—	$—	$—	$—	$339,536
Weighted average interest rate end of period	6.62%	6.46%	—	—	—	—	—	—
Securitized Notes
Notes Issued	$1,708,534	$62,378	$79,943	$75,579	$82,844	$157,820	$1,249,970	$1,708,534
Weighted average interest rate, end of period	5.58%	5.47%	5.58%	5.68%	5.77%	5.89%
Repurchase Obligations	$75,163	$75,163	$—	$—	$—	$—	$—	$75,163
Weighted average interest rate, end of period	5.84%	—	—	—	—	—	—	—
Interest Rate Swaps Related to Repurchase Obligations
Pay fixed/receive variable	$55,900	$15,000	$13,000	$21,000	$4,000	$—	$2,900	$491
Weighted average pay fixed rate	4.97%	4.95%	4.92%	4.67%	4.21%	4.21%	—	—
Weighted average receive variable rate, end of period	5.32%	5.21%	5.32%	5.42%	5.52%	5.64%	—	—
Interest Rate Forwards Related to Securitization No. 1
Notional Amounts	$538,534	$22,550	$23,666	$24,820	$32,042	$81,986	$353,470	$(3,021)
Weighted average pay fixed rate	5.78%	5.78%	5.78%	5.78%	5.78%	5.78%	—	—
Weighted average receive variable rate, end of period	5.59%	5.48%	5.59%	5.69%	5.78%	5.90%	—	—

	Face/Notional/ Market Value amount June 30, 2007	Face/Notional Amount Maturing Twelve Months Ended June 30,						Fair Value June 30, 2007
(Dollars in thousands)		2008	2009	2010	2011	2012	Thereafter
Interest Rate Forwards Related to Securitization No. 2
Notional Amounts	$1,170,000	$39,829	$56,277	$50,760	$50,795	$972,339	$—	$3,520
Weighted average pay fixed rate	5.26%	5.26%	5.25%	5.25%	5.30%		—	—
Weighted average receive variable rate, end of period	5.32%	5.21%	5.32%	5.42%	5.51%		—	—
Interest Rate Forwards Related to Credit Facility No. 2 and Future Borrowings
Notional Amounts	$98,000	$(854,000)	$(61,000)	$(116,0000)	$(268,000)	$(68,000)	$1,465,000	$32,611
Weighted average pay fixed rate	4.88%	5.02%	5.02%	5.01%	5.08%	5.12%
Weighted average receive variable rate, end of period	5.32%	5.21%	5.32%	5.42%	5.51%	5.63%	—	—

The increase in debt investments from December 31, 2006 to June 30, 2007 related to the purchase of one debt security, net principal repayments on debt investments and changes in fair value. In addition, during the six months ended June 30, 2007, we entered into a series of interest rate swaps to hedge variable interest rate payments associated with Securitization No. 2. We also entered into eight other interest rate swaps to hedge variable interest rate payments on debt we expect to incur to finance aircraft acquisitions over the next several years, and terminated two existing interest rate swap agreements and one interest rate forward contract upon the completion of Securitization No. 2.

Item 4.	Controls and Procedures

a)    Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures were effective.

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

We were incorporated in October 2004, prior to which we had no operations or assets. We are therefore subject to the risks generally associated with the formation of any new business, including the risk that we will not be able to implement our business strategies. Because of our limited operating history, it may be difficult for investors to assess the quality of our management team and our results of operations, and our financial performance to date may not be indicative of our long-term future performance. Furthermore, because our annual historical financial statements are available for only 2005 and 2006, and the first six months of 2007, investors may find it more difficult to evaluate our performance and assess our future prospects than they may otherwise were such information available for a longer period of time. In addition, over our brief history we have incurred a net loss of approximately $1.5 million for the period from October 29, 2004 through December 31, 2004, net income of approximately $0.2 million for the year ended December 31, 2005, and while we have recorded net income in each quarter thereafter, we may not be able to maintain and/or increase profitability in the future. In addition, although we have grown substantially since our inception, there can be no assurance that we will be able to continue to effectively integrate acquired aircraft, including significant acquisitions such as the Aircraft Acquisitions.

We have significant customer concentration and defaults by one or more of our major customers could have a material adverse effect on our cash flow and earnings and our ability to meet our debt obligations and pay dividends on our common shares.

Lease rental revenue from our four largest customers, US Airways, Inc., Sterling, China Eastern and Hainan, accounted for 33% of our total revenue for the six months ended June 30, 2007. The lease rental revenue as a percent of our total revenue, for these four customers for that period was approximately 14%, 8%, 6% and 5%, respectively. These customers operate under 25 operating lease agreements that have terms ranging from approximately six months to seven years. In addition, US Airways, Inc. reorganized under Chapter 11 in August 2002 and exited bankruptcy in March 2003. US Airways, Inc. again reorganized in September 2004 and, in September 2005, exited bankruptcy and merged with America West Airlines. The loss of one or more of these customers or their inability to make operating lease payments due to financial difficulties, bankruptcy or otherwise could have a material adverse effect on our cash flow and earnings and our ability to meet our debt obligations and pay dividends on our common shares.

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

Amended Credit Facility No. 2 and the Revolving Credit Facility mature, and must be renewed, extended or repaid on or before December 15, 2008 and December 15, 2007, respectively. In addition, subject to certain limited exceptions, each prohibit us from incurring additional recourse debt or guaranteeing the indebtedness of our subsidiaries. We also have repurchase obligations, which we use to finance our debt investments, with expiration dates in 2007 and 2008. If we are unable to renew or extend our credit facilities and repurchase obligations and to raise additional funds or obtain capital on terms acceptable to us, we may have to delay, modify or abandon some or all of our growth strategies and we may not be able to carry out our aircraft acquisition commitments, including the Aircraft Acquisitions. These risks may be increased by the terms of the Airbus A330F Agreement, which requires significant progress payment commitments during the manufacturing process and which extends our future aircraft acquisition commitments into 2011. Further, if additional capital is raised through the issuance of additional equity securities, the interests of our then current common shareholders would be diluted. Newly issued equity securities may have rights, preferences or privileges senior to those of our common shares.

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

We enter into repurchase agreements to finance a portion of the purchase price of our debt investments. Our repurchase agreements typically have terms to maturity with expiration dates in 2007 and 2008. We utilize credit facilities to finance a portion of the purchase price of our aircraft. Our credit facilities have maturity dates ranging from December 15, 2007, in the case of the Revolving Credit Facility, to December 15, 2008, in the case of Amended Credit Facility No. 2. As our repurchase agreements and credit facilities mature, we will be required to either refinance these instruments by entering into new repurchase agreements or credit facilities, which could result in higher borrowing costs, or repay them by using cash on hand or cash from the sale of our assets.

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

As of June 30, 2007, if interest rates were to increase by 1%, we would expect to incur an increase in interest expense on our repurchase agreements of approximately $0.2 million on an annualized basis, net of amounts received from our interest rate hedges. Also, as of June 30, 2007, if interest rates were to increase by 1%, we would expect to incur a increase in annual interest expense on our credit facilities of approximately $2.4 million on an annualized basis, net of amounts received from our interest rate hedges.

Departure of key officers could harm our business and financial results.

Our senior management’s reputations and relationships with lessees and sellers of aircraft are a critical element of our business. We encounter intense competition for qualified employees from other companies in the aircraft leasing industry, and we believe there are only a limited number of available qualified executives in our industry. Our future success depends, to a significant extent, upon the continued service of our senior management personnel, particularly: Ron Wainshal, our Chief Executive Officer; Michael Inglese, our Chief Financial Officer; and David Walton, our Chief Operating Officer and General Counsel, each of whose services are critical to the successful implementation of our growth strategies. These key officers have been with us as we have substantially grown our operations and as a result have been critical to our development. If we were to lose the services of any of these individuals, our business and financial results could be adversely affected.

We may not be able to pay or maintain dividends and the failure to do so would adversely affect our share price.

On June 14, 2007, our board of directors declared a regular quarterly dividend of $0.60 per common share, or an aggregate of approximately $40.5 million, which was paid on July 13, 2007 to holders of record on June 29, 2007. These dividends may not be indicative of the amount of any future dividends. We intend to continue to pay regular quarterly dividends to our shareholders; however, our ability to pay, maintain or increase cash dividends to our shareholders and to execute our dividend payment strategy is subject to the discretion of our board of directors and will depend on many factors, including our ability to make and finance acquisitions, our ability to negotiate favorable lease and other contractual terms, the level of demand for our aircraft, the economic condition of the commercial aviation industry generally, the financial condition and liquidity of our lessees, the lease rates we are able to charge and realize, our leasing costs, unexpected or increased expenses, the level and timing of capital expenditures, principal repayments and other capital needs, the value of our aircraft portfolio, our results of operations, financial condition and liquidity, general business conditions, restrictions imposed by our securitizations or other financing arrangements (including our credit facilities), legal restrictions on the payment of dividends and other factors that our board of directors deems relevant. Some of the factors are beyond our control and a change in any such factor could affect our ability to pay dividends on our common shares. In the future we may not be able to pay or maintain dividends. We also may not be able to maintain our current level of dividends or increase them over time. Increases in demand for our aircraft and operating lease payments may not occur, and may not increase our actual cash available for dividends to our common shareholders. The failure to maintain or pay dividends would adversely affect our share price.

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

Risks relating to our Securitizations    The terms of Securitization No. 1 and Securitization No. 2 (the ‘‘Securitizations’’) require us to satisfy certain financial covenants, including the maintenance of debt service coverage ratios during years four and five of the agreements. Our compliance with these covenants depends substantially upon the timely receipt of lease payments from our lessees. In particular, during the first five years from issuance, the Securitizations have amortization schedules that requires that lease payments be applied to reduce the outstanding principal balances of the indebtedness of the applicable Securitization so that such balances remain at 54.8% for Securitization No. 1 and 60.6% for Securitization No. 2, respectively, of the assumed future depreciated value of the applicable portfolio. If the debt service coverage ratio requirements are not met on two consecutive monthly payment dates in the fourth and fifth year following the closing dates of the applicable Securitizations and in any month following the fifth anniversary of the closing date, all excess securitization cash flow is required to be used to reduce the principal balance of the indebtedness of the applicable Securitization and will not be available to us for other purposes, including paying dividends to our shareholders.

In addition, under the terms of the Securitizations certain transactions will require the consent or approval of one or more of the securitization trustees, the rating agencies that rated the applicable portfolios certificates and the financial guaranty insurance policy issuers for the applicable Securitization, including (i) sales of aircraft at prices below certain scheduled minimum amounts or, in any calendar year, in amounts in excess of 10% of the portfolio value at the beginning of that year, (ii) the leasing of aircraft to the extent not in compliance with the lessee and geographic concentration limits, and the other operating covenants, pursuant to the terms of the securitization (iii) modifying an aircraft if the cost thereof would exceed certain amounts or (iv) entering into any transaction between us and the applicable Securitization entities not already contemplated in the applicable Securitization. Absent the aforementioned consent, which we may not receive, the lessee and geographic concentration limits under the Securitizations will require us to re-lease the aircraft to a diverse set of customers, and may place limits on our ability to lease the 40 aircraft, which are the security for Securitization No. 1 and the 59 aircraft which are security for Securitization No. 2, to certain customers in certain jurisdictions, even if to do so would provide the best risk-adjusted returns at that time.

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

Amended Credit Facility No. 2 requires us to make principal payments to the extent that amounts outstanding under the facility exceed 65% of the purchase price or, in the case of a loan that financed the acquisition of an aircraft that has been outstanding more than twelve months, 65% of 95% of the purchase price, of the aircraft financed with proceeds from the facility. In addition, our

Revolving Credit Facility requires us to maintain a minimum consolidated net worth of $750 million plus one-half of the net proceeds of any future equity capital we raise. The restrictions described above may impair our ability to operate and compete with our direct and indirect competitors and to pay dividends on our common shares.

Failure to close the Aircraft Acquisitions could negatively impact our share price and financial results.

On January 22, 2007, we entered into the GAIF Acquisition Agreement, pursuant to which we agreed to acquire 38 aircraft from GAIF for an aggregate base purchase price of approximately $1.595 billion, subject to certain agreed adjustments. The aircraft which we will acquire under the GAIF Acquisition Agreement are scheduled to be delivered to us through February 2009. As of June 30, 2007, we had acquired 24 of these aircraft.

On June 20, 2007, we entered into the Airbus A330F Agreement with Airbus under which we agreed to acquire fifteen new Airbus Model A330-200F freighter aircraft. The aircraft we will acquire under the Airbus A330F Agreement are scheduled to be delivered between June 2010 and November 2011.

At June 30, 2007, we had commitments to acquire a total of 40 aircraft with an estimated purchase price of approximately $2.35 billion over a period ending in 2011. If we are unable to obtain the necessary financing and if the various conditions to these commitments are not satisfied, we will be unable to close the purchase of some or all of the aircraft which we have commitments to acquire, including the aircraft under the GAIF Acquisition Agreement and/or the Airbus A330F Agreement. If the Aircraft Acquisitions are not closed for these or other reasons, we will be subject to several risks, including the following:

•	having to pay and expense certain significant costs relating to the Aircraft Acquisition, such as liquidated damages or actual damages, and legal, accounting and financial advisory expenses, and will not realize any of the benefits of having the transactions completed; and

•	the focus of our management having been spent on the Aircraft Acquisitions instead of on pursuing other opportunities that could have been beneficial to us, without realizing any or all of the benefits of having the transaction completed.

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

As of June 30, 2007, our owned aircraft portfolio is concentrated in the following type groupings by net book value:

•	A320 family constitutes 19%;

•	A330-200/300 constitutes 17%;

•	737-300/400/500 constitutes 10%;

•	737-700/800 constitutes 19%;

•	747-400/400P/400ERF constitutes 15%;

•	757-200/200ER constitutes 5%;

•	767-200ER/300ER constitutes 8%; and

•	Other aircraft types constitute 7%.

We have a significant concentration of freighter aircraft in our portfolio, and in our purchase commitments, and we have growing exposure to risks in the cargo market. Should any of these aircraft types (or other types we acquire in the future) or Airbus or Boeing encounter technical, financial or other difficulties, a diminution in value of such aircraft, an inability to lease the aircraft on favorable terms or at all, or a potential grounding of such aircraft could occur. As a result, the inability to lease the affected aircraft types would likely have an adverse effect on our financial results to the extent the affected aircraft types comprise a significant percentage of our aircraft portfolio. The composition of our aircraft portfolio may therefore adversely affect our business and financial results. In addition, the abandonment or rejection of the lease of any of the aircraft listed above by one or more carriers in reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code or comparable statutes in non-U.S. jurisdictions may diminish the value of such aircraft and will subject us to re-leasing risks.

The advanced age of some of our aircraft may expose us to higher than anticipated maintenance related expenses, which could adversely affect our financial results and our ability to pursue additional acquisitions.

As of June 30, 2007, based on net book value, 22.6% of our aircraft portfolio was 15 years or older. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Also, older aircraft typically are less fuel-efficient than newer aircraft and may be more difficult to re-lease or sell. Variable expenses like fuel, crew size or aging aircraft corrosion control or modification programs and related airworthiness directives could make the operation of older aircraft less economically feasible and may result in increased lessee defaults. We may also incur some of these increased maintenance expenses and regulatory costs upon acquisition or releasing of our aircraft. In addition, a number of countries have adopted or may adopt age limits on aircraft imports, which may result in greater difficulty placing affected aircraft on lease or re-lease on favorable terms. Any of these expenses, costs or risks will have a negative impact on our financial results and our ability to pursue additional acquisitions.

The New A330F Aircraft to be purchased under the Airbus A330F Agreement represent a new cargo variant of a passenger model and there is currently no well developed market for this aircraft model.

Under the Airbus A330F Agreement, we have committed to acquire 15 New A330F Aircraft with delivery scheduled for 2010 and 2011. While the Airbus A330 family is a successful passenger configuration aircraft, there is no assurance that a robust market will develop for the A330-200F model. If such a market fails to develop, or fails to develop sufficiently in advance of our delivery positions, we may not be able to lease the New A330F Aircraft at attractive lease rates or on favorable terms, which may adversely affect our financial condition and results of operation.

The failure of aircraft or engine manufacturers to meet their delivery commitments to us could adversely affect us.

Our ability to obtain our anticipated benefits under the Airbus A330F Agreement will depend in part on the performance of Airbus and the engine manufacturers we select in meeting their obligations to us with respect to the timing of the deliveries, and the capabilities of the New A330F Aircraft. In 2006 and early 2007, Airbus made a series of announcements relating to production delays and cost overruns relating to the development of the new A380 model, and delays and redesign efforts relating to the development of the new A350-XWB. Airbus has also announced several changes in its senior management, and a planned reduction in its workforce by 10,000, and has experienced economic difficulties. A failure by Airbus to produce the New A330F Aircraft, or a failure on the part of Airbus or an engine manufacturer to meet delivery commitments with respect to the New A330F Aircraft, could adversely affect our ability to deliver the New A330F Aircraft to our customers and adversely affect our financial condition and results of operation.

We operate in a highly competitive market for investment opportunities in aviation assets and for the leasing of aircraft.

A number of entities compete with us to make the types of investments that we plan to make. We compete with public partnerships, investors and funds, commercial and investment banks and commercial finance companies with respect to our investments in debt investments. We compete with other operating lessors, airlines, aircraft manufacturers, financial institutions (including those seeking to dispose of repossessed aircraft at distressed prices), aircraft brokers and other investors with respect to aircraft acquisitions and aircraft leasing. The aircraft leasing industry may be divided into two leasing segments: (i) leasing of new aircraft acquired directly or indirectly from manufacturers and (ii) leasing or re-leasing of aircraft in the secondary market. Currently, we compete primarily in the latter segment, and our competition is comprised of other aircraft leasing companies, including GE Commercial Aviation Services, International Lease Finance Corp., CIT Group, AerCap Holdings, Aviation Capital Group, AWAS/Pegasus, Macquarie Aircraft Leasing, RBS Aviation Capital, Babcock & Brown and BOC Aviation (formerly Singapore Aircraft Leasing Enterprise).

Several of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, establish more relationships than us and bid more aggressively on aviation assets available for sale and offer lower lease rates than us. For instance, we may not be able to grant privileged rental rates to airlines in return for equity investments or debt financings in order to lease aircraft and minimize the number of aircraft off lease (unless such equity investments or debt financings are in connection with the bankruptcy, reorganization or similar process of a lessee in settlement of expected or already delinquent obligations, as permitted under the terms of certain of our indebtedness). Certain of our competitors, however, may enter into similar arrangements with troubled lessees to restructure the obligations of those lessees while maximizing the number of aircraft remaining on viable leases to such lessees and minimizing their overall cost. Such disparity could make our acquisitions more costly, and impair our ability to effectively compete in the marketplace, maximize our revenues and grow our business. In addition, some competitors may provide financial services, maintenance services or other inducements to potential lessees that we cannot provide. As a result of competitive pressures, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objectives. Additionally, we may not be able to compete effectively against present and future competitors in the aircraft leasing market. The competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations.

We may not realize gains or income from our debt investments.

We seek to generate both current income and capital appreciation on our debt investments. The debt investments in which we invest may not appreciate in value, and, in fact, may decline in value and default on interest and/or principal payments. As of June 30, 2007, the obligors under our debt investments are predominantly U.S. airlines. During the past five years a number of North American passenger airlines, including US Airways, Inc., filed Chapter 11 bankruptcy proceedings and several major U.S. airlines ceased operations altogether.

As in Europe, North America has experienced the development of low-cost carriers and the resultant increased competition among such carriers and between such carriers and traditional carriers. This evolution in the North American airline industry may have a material adverse effect on the ability of North American lessees to meet their financial and other obligations including obligations under our leases. Accordingly, we may not be able to realize gains or income from our debt investments. Any gains that we do realize may not be sufficient to offset any other losses we experience. Any income that we realize may not be sufficient to offset our expenses.

Declines in the market values of our debt investments may adversely affect periodic reported results and credit availability, which may reduce earnings and, in turn, cash available for distribution to our shareholders.

Our debt investments are either classified for accounting purposes as available for sale or held to maturity. Changes in the market values of those assets will be directly charged or credited to shareholders’ equity. As a result, a decline in values may reduce the book value of our assets. Moreover, if the decline in value of an available for sale security is considered by our management to be other than temporary, such decline will reduce our earnings.

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

Our business strategy entails the need to re-lease aircraft as our current leases expire in order to continue to generate sufficient revenues to meet our debt obligations, to finance our growth and operations and to pay dividends on our common shares. In certain cases, including the Aircraft Acquisitions, we have committed to purchase aircraft that are not subject to lease. The ability to lease or re-lease aircraft at attractive rates will depend on general market and competitive conditions at the particular time. If we are not able to re-lease an aircraft at favorable rates, including aircraft acquired pursuant to the Aircraft Acquisition Agreements, we may need to attempt to sell the aircraft to provide adequate funds for debt payments and to otherwise finance our growth and operations. Further, our ability to re-lease, lease or sell aircraft on favorable terms or at all or without significant off-lease time is likely to be adversely impacted by risks affecting the airline industry.

A schedule of contractual lease expirations by year and aircraft type is presented in the table below. Leases subject to extension options are shown at the expiration of the current lease term. The table assumes that, except as indicated, no lease terminates prematurely, no substitute aircraft are delivered, no aircraft are sold and no additional aircraft are purchased, even though we acquired aircraft subsequent to June 30, 2007 and are currently committed to purchase additional aircraft. Under the Airbus A330F Agreement, we have a commitment to acquire 15 new A330F aircraft, with delivery scheduled for 2010 and 2011 and which are not yet subject to lease. More aircraft will need to be re-leased to the extent leases terminate prematurely.

Lease Expiration by Year, for aircraft we owned at June 30, 2007

	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	Total
A319/A320/A321	—	3	4	4	3	4	—	2	—	—	—	20
A330-200/300	—	—	—	3	1	4	—	—	—	—	—	8
737-300/400/500	1	5	7	6	—	5	—	—	—	—	—	24
737-700/800	—	1	2	2	4	2	2	6	—	—	—	19
747-400/400BCF/400ERF	—	1	—	—	—	—	—	1	—	1	2	5
757-200/200ER	—	2	—	2	1	1	3	—	—	—	—	9
767-200ER/300ER	—	1	3	1	—	2	1	—	—	—	—	8
Other Aircraft Types	—	3	2	—	1	—	1	—	—	—	—	7
Total	1	16	18	18	10	18	7	9	—	1	2	100

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

Certain of our leases provide that the lessee is required to make periodic payments to us during the lease term in order to provide cash reserves for the payment of maintenance tied to the usage of the aircraft. In these leases there is an associated liability for us to reimburse the lessee for such scheduled maintenance performed on the related aircraft, based on formulas tied to the extent of any of the lessee’s maintenance reserve payments. In some cases, we are obligated and in the future may incur additional obligations pursuant to the terms of the leases to contribute to the cost of maintenance work performed by the lessee in addition to maintenance reserve payments.

Our operational cash flow and available liquidity may not be sufficient to fund our maintenance requirements, particularly as our aircraft age. Actual rental and maintenance payments by lessees and other cash that we receive may be significantly less than projected as a result of numerous factors, including defaults by lessees and our potential inability to obtain satisfactory maintenance terms in leases. Certain of our leases do not provide for any periodic maintenance reserve payments to be made by lessees to us in respect of their maintenance obligations, and it is possible that future leases will not contain such requirements. Typically, these lessees are required to make payments at the end of the lease term.

Even if we are entitled to maintenance payments, they may not cover the entire expense of the scheduled maintenance they are intended to fund. In addition, maintenance payments typically cover only certain scheduled maintenance requirements and do not cover all required maintenance and all scheduled maintenance. Furthermore, lessees may not meet their maintenance payment obligations or perform required scheduled maintenance. Any significant variations in such factors may materially adversely affect our business and particularly our cash position, which would make it difficult for us to meet our debt obligations or to pay dividends on our common shares.

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

Emerging markets are countries which have less developed economies that are vulnerable to economic and political problems, such as significant fluctuations in gross domestic product, interest and currency exchange rates, civil disturbances, government instability, nationalization and expropriation of private assets and the imposition of taxes or other charges by governments. The occurrence of any of these events in markets served by our lessees and the resulting instability may adversely affect our ownership interest in an aircraft or the ability of lessees which operate in these markets to meet their lease obligations and these lessees may be more likely to default than lessees that operate in developed economies. For the six months ended June 30, 2007, 23 of our lessees which operated 49 aircraft and generated lease rental revenue representing 39% of our total revenue are domiciled or habitually based in emerging markets.

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

We operate as a supplier to airlines and are indirectly impacted by all the risks facing airlines today. Our ability to succeed is dependent upon (i) the financial strength of our lessees, (ii) the ability to diligently and appropriately assess the credit risk of our lessees and (iii) the ability of lessees to perform their contractual obligations to us. The ability of each lessee to perform its obligations under its lease will depend primarily on the lessee’s financial condition and cash flow, which may be affected by factors beyond our control, including:

•	competition;

•	fare levels;

•	air cargo rates;

•	passenger and air cargo demand;

•	geopolitical and other events, including war, acts of terrorism, outbreaks of epidemic diseases and natural disasters;

•	aircraft accidents;

•	operating costs (including the price and availability of jet fuel and labor costs);

•	labor difficulties;

•	economic conditions and currency fluctuations in the countries and regions in which the lessee operates; and

•	governmental regulation of or affecting the air transportation business.

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

Our business is exposed to local economic and political conditions that can influence the performance of lessees located in a particular region. Such adverse economic and political conditions include additional regulation or, in extreme cases, requisition. The effect of these conditions on payments to us will be more or less pronounced, depending on the concentration of lessees in the region with adverse conditions. For the six months ended June 30, 2007, lease rental revenues, as a percentage of total revenues, from lessees in the following regions, were 43% in Europe, 19% in North America, 25% in Asia (including 11% in China and 4% in India), 6% in Latin America, and 3% in the Middle East and Africa.

European Concentration

Lease rental revenues from 23 lessees based in Europe accounted for 43% of our total revenues for the six months ended June 30, 2007. Commercial airlines in Europe face, and can be expected to continue to face, increased competitive pressures, in part as a result of the deregulation of the airline industry by the European Union and the resultant development of low-cost carriers.

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

North American Concentration

Lease rental revenues from four lessees based in North America accounted for 19% of our total revenues for the six months ended June 30, 2007. Despite recent improvements in the financial position of many carriers, airlines remain highly susceptible to macroeconomic and geopolitical factors outside their control. During the past 15 years a number of North American passenger airlines, including US Airways, Inc, filed Chapter 11 bankruptcy proceedings and several major U.S. airlines ceased operations altogether. The outbreak of SARS, the war and prolonged conflict in Iraq and the September 11, 2001 terrorist attacks in the United States have resulted in tightened security measures and reduced demand for air travel, which, together with steadily rising fuel costs, have imposed additional financial burdens on most U.S. airlines.

Asian Concentration

Lease rental revenues from 11 lessees based in Asia accounted for 25% of our total revenues for the six months ended June 30, 2007. The outbreak of SARS in 2003 had the largest negative impact on Asia, particularly China, Hong Kong and Taiwan. More recently, the Asian airline industry is demonstrating signs of recovery; however, a recurrence of SARS or the outbreak of another epidemic disease, such as avian influenza, which many experts think would originate in Asia, would likely adversely affect the Asian airline industry.

Lease rental revenues from four lessees based in China accounted for 11% of our total revenues for the six months ended June 30, 2007. Major obstacles to the Chinese airline industry’s development exist, including the continuing government control and regulation over the industry. If such control and regulation persists or expands, the Chinese airline industry would likely experience a significant decrease in growth or restrictions on future growth, and it is conceivable that our interests in aircraft on-lease to or our ability to lease to Chinese carriers could be adversely affected.

Lease rental revenues from three lessees in India accounted for 4% of our total revenue for the six months ended June 30, 2007. India has, until recently, experienced limited passenger air transport growth, but significant growth is forecast over the next 20 years. Moreover, the financial performance of Indian airlines over the past ten years has been volatile. In response, Indian airlines have placed substantial new equipment orders and it is not clear that airport and passenger handling infrastructure and pilot training capacity will support these planned fleet increases. If Indian airlines are unable to integrate their own new aircraft commitments, the financial performance of Indian airlines may be adversely affected, having an adverse effect on our ability to collect rentals.

Latin American Concentration

Lease rental revenues from four lessees based in Latin America accounted for 6% of our total revenues for the six months ended June 30, 2007. Air travel in Latin America continues to grow strongly, fueled by economic improvement and the introduction of low cost carriers to the region. Brazil, Latin America’s largest aviation market, has been plagued by two major accidents in the past two years, both of which raised questions as to the adequacy of its transportation infrastructure to support future growth. Brazilian airlines have large capacity additions planned for the remainder of 2007 and 2008, and any restrictions imposed on airport or other infrastructure usage or further degradation of the region’s aviation safety record could have a material adverse effect on carriers’ financial performance and thus our ability to collect lease payments.

Middle East and African Concentration

Lease rental revenues from three lessees based in the Middle East and Africa accounted for 3% of our total revenues for the six months ended June 30, 2007. Middle Eastern, and particularly Gulf based carriers, have a large number of aircraft on order and continue to capitalize on the region’s favorable geographic position as an East-West transfer hub. However, ongoing geopolitical tension is a risk to airlines and any aviation related act of terrorism in the region could adversely affect financial performance.

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

The effects of epidemic diseases may negatively impact the airline industry in the future, which might cause our lessees to not be able to meet their lease payment obligations to us, which would have an adverse effect on our financial results and growth prospects.

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

Entities affiliated with Fortress funds beneficially own 40,525,000 shares, or approximately 60.1% of our common shares. As a result, Fortress is able to control fundamental corporate matters and transactions, including: the election of directors; mergers, amalgamations (subject to prior board approval), consolidations or acquisitions; the sale of all or substantially all of our assets; in certain circumstances, the amendment of our bye-laws; and our winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by our other shareholders. The interests of the Fortress funds may not always coincide with our interests or the interests of our other shareholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of our company. Also, the Fortress funds may seek to cause us to take courses of action that, in their judgment, could enhance their investment in us, but which might involve risks to our other shareholders or adversely affect us or our other shareholders. In addition, under our Shareholders Agreement between us and the Fortress funds, an affiliate of Fortress is entitled to designate up to four directors for election to our board of directors, depending upon the level of ownership of the Fortress funds in us. As a result, the market price of our common shares could decline or shareholders might not receive a premium over the then-current market price of our common shares upon a change in control. In addition, this concentration of share ownership may adversely affect the trading price of our common shares because investors may perceive disadvantages in owning shares in a company with a significant shareholder.

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

Our common shares have been publicly traded for approximately one year and we cannot predict the extent to which a trading market for our common shares will further develop or be sustained. In addition, the trading volume in our common shares is low and may fluctuate and cause significant price variations to occur. If the market price of our common shares declines significantly, shareholders may be unable to resell their shares at or above their purchase price.

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

In the future, we may attempt to increase our capital resources by incurring debt or issuing additional equity securities, including commercial paper, medium-term notes, senior or subordinated notes or loans and series of preference shares or common shares. Upon liquidation, holders of our debt investments and preference shares and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our common shares. Additional equity offerings would dilute the holdings of our then current common shareholders and could reduce the market price of our common shares, or both. Preference shares, if issued, could have a preference on liquidating distributions or a preference on dividend payments. Restrictive provisions in our debt and/or preference shares could limit our ability to make a distribution to the holders of our common shares. Because our decision to incur more debt or issue additional equity securities in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future capital raising activities. Thus, holders of our common shares bear the risk of our future debt and equity issuances reducing the market price of our common shares and diluting their percentage ownership in us.

The market price of our common shares could be negatively affected by sales of substantial amounts of our common shares in the public markets.

As of August 9, 2007, there were 67,433,451 shares issued and outstanding, all of which are freely transferable, except for any shares held by our ‘‘affiliates,’’ as that term is defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. The remaining outstanding common shares will be deemed ‘‘restricted securities’’ as that term is defined in Rule 144 under the Securities Act.

Pursuant to our Amended and Restated Shareholders Agreement, the Fortress funds and certain Fortress affiliates and permitted third-party transferees have the right, in certain circumstances, to require us to register their 40,000,000 common shares under the Securities Act for sale into the public markets. Upon the effectiveness of such a registration statement, all shares covered by the registration statement will be freely transferable.

In addition, following the completion of our initial public offering in August 2006, we filed a registration statement on Form S-8 under the Securities Act to register an aggregate of 4,000,000 of our common shares reserved for issuance under our equity incentive plan, subject to annual increases of 100,000 common shares per year, beginning in 2007 and continuing through and including 2016. Subject to any restrictions imposed on the shares and options granted under our equity incentive plan, shares registered under the registration statement on Form S-8 are generally available for sale into the public markets.

The issuance of additional common shares in connection with acquisitions or otherwise will dilute all other shareholdings.

As of August 9, 2007, we had an aggregate of 179,789,123 common shares authorized but unissued and not reserved for issuance under our incentive plan. We may issue all of these common shares without any action or approval by our shareholders. We intend to continue to actively pursue acquisitions of aviation assets and may issue common shares in connection with these acquisitions. Any common shares issued in connection with our acquisitions, our incentive plan, the exercise of outstanding share options or otherwise would dilute the percentage ownership held by existing shareholders.

Risks Related to Taxation

If we were treated as engaged in a trade or business in the United States, it would be subject to U.S. federal income taxation on a net income basis, which would adversely affect our business and result in decreased cash available for distribution to our shareholders.

If, contrary to expectations, we were treated as engaged in a trade or business in the United States, the portion of our net income, if any, that was ‘‘effectively connected’’ with such trade or business would be subject to U.S. federal income taxation at a maximum rate of 35%. In addition, we would be subject to the U.S. federal branch profits tax on its effectively connected earnings and profits at a rate of 30%. The imposition of such taxes would adversely affect our business and would result in decreased cash available for distribution to our shareholders.

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

Certain Aircastle entities are expected to be subject to the income tax laws of Ireland and/or the United States. In addition, we may be subject to income or other taxes in other jurisdictions by reason of our activities and operations, where our aircraft operate or where the lessees of our aircraft (or others in possession of our aircraft) are located. Although we have adopted operating procedures to reduce the exposure to such taxation, we may be subject to such taxes in the future and such taxes may be substantial. In addition, if we do not follow separate operating guidelines relating to managing a portion of our aircraft portfolio through offices in Ireland and Singapore, income from aircraft not owned in such jurisdictions would be subject to local tax. The imposition of such taxes would adversely affect our business and would result in decreased earnings available for distribution to our shareholders.

We expect to continue to be a PFIC and a controlled foreign corporation, or CFC, for U.S. federal income tax purposes.

We expect to continue to be treated as a PFIC and a CFC for U.S. federal income tax purposes. If you are a U.S. person and own less than 10% of our voting shares and do not make a qualified electing fund, or QEF, election with respect to us and each of our PFIC subsidiaries, you would be subject to special deferred tax and interest charges with respect to certain distributions on our common shares, any gain realized on a disposition of our common shares and certain other events. The effect of these deferred tax and interest charges could be materially adverse to you. Alternatively, if you are such a shareholder and make a QEF election for us and our subsidiaries, or you own 10% or more of our voting shares, you will not be subject to those charges, but could recognize taxable income in a taxable year with respect to our common shares in excess of any distributions that we make to you in that year, thus giving rise to so-called ‘‘phantom income’’ and to a potential out-of-pocket tax liability.

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

None

Item 3.    Defaults upon Senior Securities

None

Item 4.    Submission of Matters to Vote of Security Holders

The annual general meeting of the shareholders of Aircastle Limited was held on May 17, 2007, at which meeting our shareholders voted to (1) elect Ronald W. Allen and Douglas A. Hacker as Class I directors of the Company and (2) appoint Ernst & Young LLP as independent registered public accounting firm for the Company for fiscal year 2007 and to authorize the directors of Aircastle Limited, acting by the Audit Committee, to determine the independent registered public accounting firm’s fees. The voting results for each proposal submitted to a vote were as listed below.

Election of Class I Directors

Ronald W. Allen: 60,305,973 votes for, 31,551 votes withheld and 0 votes for write-in nominees.

Douglas A. Hacker: 60,309,348 votes for, 28,176 votes withheld and 0 votes for write-in nominees.

The other directors whose terms of office as directors continued after the meeting are: Joseph P. Adams, Jr., John Z. Kukral and Ronald L. Merriman as Class II directors; and Wesley R. Edens and Peter V. Ueberroth as Class III directors.

Appointment of Ernst & Young LLP as Independent Public Accounting Firm for Fiscal Year 2007

60,321,478 votes for, 10,347 votes against and 5,699 votes abstaining.

Item 5.    Other Information

None

Item 6.    Exhibits

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated as of January 21, 2007 by and among the Sellers listed on Schedule 1-A, each of which is a direct or indirect subsidiary of Guggenheim Aviation Investment Fund, LP, a Delaware limited partnership; and the Purchasers listed on Schedule 1-B, each of which is a direct or indirect subsidiary of Aircastle Limited, a Bermuda exempted company.†††
3.1	Memorandum of Association†
3.2	Bye-laws†
4.1	Specimen Share Certificate†
4.2	Amended and Restated Shareholders Agreement among Aircastle Limited and Fortress Investment Fund III LP, Fortress Investment Fund III (Fund B) LP, Fortress Investment Fund III (Fund C) LP, Fortress Investment Fund III (Fund D) L.P., Fortress Investment Fund III (Fund E) LP, Fortress Investment Fund III (Coinvestment Fund A) LP, Fortress Investment Fund III (Coinvestment Fund B) LP, Fortress Investment Fund III (Coinvestment Fund C) LP, Fortress Investment Fund III (Coinvestment Fund D) L.P., Drawbridge Special Opportunities Fund LP, Drawbridge Special Opportunities Fund Ltd. and Drawbridge Global Macro Master Fund Ltd.†
10.14	Letter Agreement, dated January 8, 2007, between Aircastle Advisor LLC and Michael Platt††
10.37	Amendment No. 2, dated as of January 26, 2007 to the Amended 364-Day Senior Secured Credit Agreement, dated as of October 25, 2005, as amended by Amendment No. 1 thereto dated as of July 21, 2006, by and among Wells Fargo Bank Northwest, National Association as Borrowers 337 and 342, Aircastle Ireland No. 2 Limited, a limited liability company incorporated in Ireland and Citibank, N.A., as lender and agent††††
10.38	Second Amendment, dated as of April 5, 2007 to the Credit Agreement (2006-B), dated as of December 15, 2006 (as amended by the First Amendment dated as of January 22, 2007), by and among Aircastle Limited, an exempted company organized and existing under the laws of Bermuda, Aircastle Holding Corporation Limited, an exempted company organized and existing under the laws of Bermuda, Aircastle Ireland Holding Limited a limited liability company incorporated in Ireland, JPMorgan Chase Bank, N.A., as administrative agent and certain lenders from time to time parties thereto.*
10.39	Employment Letter, dated April 12, 2007, between Aircastle Advisor LLC and Michael Inglese**
10.40	Separation Agreement, dated April 12, 2007, between Aircastle Advisor LLC and Mark Zeidman**
10.41	Trust Indenture, dated as of June 8, 2007, among ACS 2007-1 Limited, as Issuer, ACS Aircraft Finance Ireland 2 Limited, as Guarantor, Deutsche Bank Trust Company Americas, in its capacity as the Cash Manager, Deutsche Bank Trust Company Americas, in its capacity as the person accepting appointment as the Trustee under the Indenture, HSH Nordbank AG, New York Branch, Financial Guaranty Insurance Company and Deutsche Bank Trust Company Americas, in its capacity as the Drawing Agent***

Exhibit No.	Description
10.42	Trust Indenture, dated as of June 8, 2007, among ACS Aircraft Finance Ireland 2 Limited, as Issuer, ACS 2007-1 Limited, as Guarantor, Deutsche Bank Trust Company Americas, in its capacity as the Cash Manager, Deutsche Bank Trust Company Americas, in its capacity as the person accepting appointment as the Trustee under the Indenture, HSH Nordbank AG, New York Branch, Financial Guaranty Insurance Company and Deutsche Bank Trust Company Americas, in its capacity as the Drawing Agent***
10.43	Acquisition Agreement, dated as of June 20, 2007, by and between AYR Freighter LLC and Airbus SAS
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Incorporated by reference to the Company’s registration statement on Form S-1, filed with the SEC on June 2, 2006, as amended on July 10, 2006, July 25, 2006 and August 2, 2006.
††	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on January 9, 2007.
†††	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on January 25, 2007.
††††	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on January 30, 2007.
*	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on April 11, 2007.
**	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on April 16, 2007.
***	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on June 12, 2007.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIRCASTLE LIMITED (Registrant)
Date: August 14, 2007	By:	/s/ Aaron Dahlke
Aaron Dahlke
Chief Accounting Officer and Authorized Officer