Form 10-Q
period 2007-09-30
Aircastle LTD
filed 2007-11-13
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Number of shares outstanding as of November 7, 2007: 78,417,321 common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries

Form 10-Q

Part I. — Financial Information

Item 1.    Financial Statements

Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31, 2006	September 30, 2007
		(unaudited)
ASSETS
Cash and cash equivalents	$58,118	$26,867
Accounts receivable	7,696	4,365
Debt investments	121,273	114,717
Restricted cash and cash equivalents	106,069	125,362
Flight equipment held for sale	31,280	—
Flight equipment held for lease, net of accumulated depreciation of $64,111 and $147,937	1,559,365	3,029,686
Aircraft purchase deposits and progress payments	4,650	226,167
Leasehold improvements, furnishings and equipment, net of accumulated depreciation of $694 and $1,160	1,506	1,320
Fair value of derivative assets	313	2,007
Other assets	28,433	44,615
Total assets	$1,918,703	$3,575,106
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings under credit facilities	$442,660	$336,165
Borrowings from securitizations	549,400	1,693,232
Accounts payable, accrued expenses and other liabilities	31,384	64,224
Dividends payable	22,584	43,822
Lease rentals received in advance	11,068	17,736
Repurchase agreements	83,694	67,506
Security deposits	39,767	66,645
Maintenance payments	82,914	153,432
Fair value of derivative liabilities	18,035	55,105
Total liabilities	1,281,506	2,497,867
Commitments and Contingencies – Note 13
SHAREHOLDERS’ EQUITY
Preference shares, $.01 par value, 50,000,000 shares authorized, no shares issued and outstanding at December 31, 2006 and September 30, 2007	—	—
Common shares, $.01 par value, 250,000,000 shares authorized, 51,621,279 shares issued and outstanding at December 31, 2006; and 67,417,321 shares issued and outstanding at September 30, 2007	516	674
Additional paid-in capital	630,154	1,129,179
Dividends in excess of earnings	(3,382)	(29,220)
Accumulated other comprehensive income (loss)	9,909	(23,394)
Total shareholders’ equity	637,197	1,077,239
Total liabilities and shareholders’ equity	$1,918,703	$3,575,106

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Revenues:
Lease rentals	$48,796	$102,863	$116,557	$252,147
Interest income	2,487	2,367	6,588	7,683
Other revenue	153	34	153	553
Total revenues	51,436	105,264	123,298	260,383
Expenses:
Depreciation	15,502	34,980	35,740	84,378
Interest, net – Note 17	14,069	27,074	34,147	63,151
Selling, general and administrative (including non-cash share based payment expense of $1,044 and $1,230 for the three months ended and $7,729 and $5,276 for the nine months ended September 30, 2006 and 2007, respectively)	5,107	8,380	20,976	27,324
Other expense	304	503	1,200	110
Total expenses	34,982	70,937	92,063	174,963
Income from continuing operations before income taxes	16,454	34,327	31,235	85,420
Income tax provision	1,742	1,857	4,380	4,935
Income from continuing operations	14,712	32,470	26,855	80,485
Earnings from discontinued operations, net of income taxes	470	—	4,557	11,594
Net income	$15,182	$32,470	$31,412	$92,079
Basic earnings per share:
Income from continuing operations	$0.31	$0.49	$0.61	$1.26
Earnings from discontinued operations, net of income taxes	0.01	—	0.11	0.18
Net income per share	$0.32	$0.49	$0.72	$1.44
Diluted earnings per share:
Income from continuing operations	$0.31	$0.49	$0.60	$1.25
Earnings from discontinued operations, net of income taxes	0.01	—	0.11	0.18
Net income per share	$0.32	$0.49	$0.71	$1.43
Dividends declared per share	$0.506	$0.65	$0.506	$1.75

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2007
Cash flows from operating activities
Net income	$31,412	$92,079
Adjustments to reconcile net income to net cash provided by operating activities (inclusive of amounts related to discontinued operations):
Depreciation	38,182	85,139
Amortization of deferred financing costs	5,827	5,150
Amortization of lease premiums and discounts, and other related lease items	(2,846)	(6,673)
Deferred income taxes	2,239	(3,652)
Accretion of purchase discounts on debt investments	(619)	(627)
Non-cash share based payment expense	7,729	5,276
Capitalized interest	—	(2,733)
Cash flow hedges reclassified into earnings	(1,197)	(3,481)
Realized gain on derivative contract	—	(1,154)
Ineffective portion of cash flow hedges	(815)	52
Gain on the sale of flight equipment	(2,240)	(10,219)
Changes in certain assets and liabilities:
Accounts receivable	(2,374)	3,331
Restricted cash and cash equivalents	(53,244)	(19,130)
Other assets	(818)	(6,413)
Accounts payable, accrued expenses and other liabilities	922	6,440
Lease rentals received in advance	3,992	6,668
Security deposits and maintenance payments	74,101	103,621
Net cash provided by operating activities	100,251	253,674
Cash flows from investing activities
Acquisition and improvement of flight equipment	(746,081)	(1,494,683)
Disposition of flight equipment held for sale	57,157	34,946
Aircraft purchase deposits and progress payments	(40,997)	(153,657)
Leasehold improvements, furnishings and equipment	(347)	(280)
Margin deposits	(1,555)	3,688
Purchase of debt investments	(92,726)	(15,251)
Principal repayments on debt investments	3,589	20,262
Net cash used in investing activities	(820,960)	(1,604,975)
Cash flows from financing activities
Issuance of common shares	258,547	493,056
Issuance, net of repurchases, of common shares to employees	—	851
Repurchase of shares from affiliate	(36,932)	—
Proceeds from securitizations	560,000	1,170,000
Securitization repayments	(5,267)	(26,168)
Restricted cash and cash equivalents related to unreleased securitization borrowings	(12,818)	(163)
Deferred financing costs	(14,978)	(11,174)
Credit facility borrowings	660,302	1,330,962
Credit facility repayments	(799,664)	(1,533,383)
Proceeds from repurchase agreements	76,007	894
Principal repayments on repurchase agreements	(833)	(17,082)
Proceeds from terminated cash flow hedges	16,142	8,936
Dividends paid	(20,770)	(96,679)
Net cash provided by financing activities	679,736	1,320,050
Net decrease in cash and cash equivalents	(40,973)	(31,251)
Cash and cash equivalents at beginning of period	79,943	58,118
Cash and cash equivalents at end of period	$38,970	$26,867

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2007

Note 1.    Summary of Significant Accounting Policies

Organization

Aircastle Limited, (‘‘Aircastle,’’ the ‘‘Company,’’ ‘‘we,’’ ‘‘us’’ or ‘‘our’’) is a Bermuda exempted company that was incorporated on October 29, 2004 by funds managed by affiliates of Fortress Investment Group LLC and certain of its affiliates (together, the ‘‘Fortress Shareholders’’ or ‘‘Fortress,’’ and such funds the ‘‘Fortress Funds’’) under the provisions of Section 14 of the Companies Act of 1981 of Bermuda. Aircastle’s business is investing in aviation assets, including acquiring, managing and leasing commercial jet aircraft to airlines throughout the world and investing in aircraft related debt investments. Fortress Shareholders owned a majority of our outstanding common shares as of September 30, 2007; however, the Fortress Shareholders and certain officers of Fortress held approximately 39% of our common shares after our follow-on offering of common shares that closed on October 10, 2007 (See Note 18 ‘‘Subsequent Events — Follow-On Public Offering of Common Shares’’).

Basis of Presentation

Aircastle is a holding company that conducts its business through subsidiaries. Aircastle owns, directly or indirectly, all of the outstanding common shares or economic ownership interest of its subsidiaries. The consolidated financial statements presented are prepared in accordance with U.S. generally accepted accounting principles (‘‘GAAP’’).

The accompanying consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the ‘‘SEC’’) for interim financial reporting and, in our opinion, reflect all adjustments, including normal recurring items which are necessary to present fairly the results for interim periods. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC; however, we believe that the disclosures are adequate to make information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, its Quarterly Report on Form 10-Q filed on August 14, 2007 and its Current Report on Form 8-K filed on September 26, 2007 reporting events under item 8.01.

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
September 30, 2007

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

Note 2.    Fair Value of Financial Instruments

Our financial instruments, other than cash, consist principally of cash equivalents, restricted cash and cash equivalents, accounts receivable, debt investments, accounts payable, amounts borrowed under credit facilities, borrowings from securitizations, repurchase agreements and cash flow hedges. The fair value of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable and accounts payable approximates the carrying value of these financial instruments because of their short term nature. Borrowings under our credit facilities, securitizations and repurchase agreements bear floating rates of interest which reset monthly to a market benchmark rate plus a credit spread. We believe that, for similar financial instruments with comparable credit risks, the effective rate of these agreements approximates market rates at the balance sheet dates. Accordingly, the carrying amounts of these agreements are believed to approximate their fair values. The fair value of our debt investments and cash flow hedges is generally determined by reference to broker quotations.

Note 3.    Lease Rental Revenues and Flight Equipment Held for Lease

Minimum future annual lease rentals contracted to be received under our existing operating leases at September 30, 2007 were as follows:

Year Ending December 31,	Amount
Remainder of 2007	$102,993
2008	391,742
2009	338,479
2010	280,379
2011	232,298
2012	169,487
Thereafter	250,953
$1,766,331

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2007

Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Region	2006	2007	2006	2007
Europe	44%	42%	44%	44%
Asia	16%	29%	15%	27%
North America	27%	15%	28%	18%
Latin America	8%	6%	8%	6%
Middle East and Africa	5%	8%	5%	5%
	100%	100%	100%	100%

The classification of regions in the tables above and the table and discussion below is determined based on the principal location of the lessee of each aircraft.

For the three months ended September 30, 2006, one customer accounted for 23% of lease rental revenues and three additional customers combined accounted for 22% of lease rental revenues. No other customer accounted for more than 5% of lease rental revenues. For the three months ended September 30, 2007, one customer accounted for 11% of lease rental revenues and three additional customers combined accounted for 17% of lease rental revenues. No other customer accounted for more than 5% of lease rental revenues.

For the nine months ended September 30, 2006, two customers accounted for 26% and 10%, respectively, of lease rental revenues. No other customer accounted for more than 5% of lease rental revenues. For the nine months ended September 30, 2007, one customer accounted for 13% of lease rental revenues and two additional customers combined accounted for 13% of lease rental revenues. No other customer accounted for more than 5% of lease rental revenues.

Geographic concentration of net book value of flight equipment held for lease was as follows:

	December 31, 2006		September 30, 2007
Region	Number of Aircraft	Net Book Value %	Number of Aircraft	Net Book Value %
Europe	35	46%	53	45%
Asia	14	21%	30	28%
North America	11	23%	12	11%
Latin America	5	6%	7	5%
Middle East and Africa	3	4%	7	11%
	68	100%	109	100%

At December 31, 2006 and September 30, 2007, lease acquisition costs included in other assets on the consolidated balance sheets were $377 and $417, respectively. Prepaid lease incentive costs included in other assets on the consolidated balance sheets were $656 and $184 at December 31, 2006 and September 30, 2007, respectively.

Note 4.    Discontinued Operations and Flight Equipment Held for Sale

As of December 31, 2005, one of our aircraft was classified as flight equipment held for sale. During the three months ended March 31, 2006, we completed the sale of this aircraft. In accordance with the terms of the credit facility associated with this aircraft, a portion of the proceeds was used to repay $36,666 of debt related to the aircraft plus accrued interest.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2007

As of March 31, 2007, one of our aircraft was classified as flight equipment held for sale. In May 2007, we completed the sale of this aircraft. Lease rentals, depreciation, other expenses and the gain on disposition related to this aircraft have been recorded as earnings from discontinued operations, net of income tax provision, for the nine months ended September 30, 2007. For the nine month period ended September 30, 2007, we had no outstanding borrowings and incurred no interest expense related to this aircraft.

Earnings from discontinued operations for the three months and the nine months ended September 30, 2006 and 2007 related solely to the two aircraft held for sale, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Earnings from discontinued operations:
Lease rentals	$1,618	$—	$6,991	$2,364
Depreciation	(917)	—	(2,442)	(761)
Gain on disposition	—	—	2,240	10,219
Interest expense	(107)	—	(1,439)	—
Other expenses	(80)	—	(272)	(185)
Earnings before income tax provision	514	—	5,078	11,637
Income tax provision	(44)	—	(521)	(43)
Earnings from discontinued operations	$470	$—	$4,557	$11,594

Note 5.    Debt Investments

At September 30, 2007, debt investments with an aggregate fair value of $100,516 were U.S. corporate obligations and were classified as available-for-sale. These debt obligations are interests in pools of loans and are collateralized by interests in commercial aircraft of which $79,511 are senior tranche with an investment grade rating and $21,005 are subordinate to other debt related to such aircraft. All of our debt investments which are classified as available-for-sale had unrealized gain positions relative to their net book values, which aggregated to $14,390 and $12,218 at December 31, 2006 and September 30, 2007, respectively.

At September 30, 2007, debt investments with a fair value of $41,437 and $41,128, respectively, have stated maturities in 2010 and 2011, respectively. Debt investments with an aggregate fair value of $17,951 have remaining terms to stated maturity in excess of 10 years after September 30, 2007. All of our debt investments provide for the periodic payment of both principal and interest and are subject to prepayment and/or acceleration depending on certain events, including the sale of the underlying collateral aircraft and events of default. Therefore, the actual maturity of our debt investments may be less than the stated maturities.

In 2007, we acquired a loan secured by a commercial jet aircraft with a cash purchase of $15,251 that is classified as held to maturity. The loan matures in December 2007 and at September 30, 2007 had a net book value of $14,201, which we believe approximates its fair value as of that date.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2007

Note 6.    Securitization and Borrowings under Credit Facilities

The outstanding amounts of our securitizations and borrowings under our credit facilities were as follows:

	At December 31, 2006	At September 30, 2007
Debt Obligation	Outstanding Borrowings	Outstanding Borrowings	Interest Rate(1)	Final Stated Maturity
Securitizations:
Securitization No. 1	$549,400	$532,999	1 M LIBOR + .27% = 6.02%	6/20/31
Securitization No. 2	—	1,160,233	1 M LIBOR + .26% = 6.08%	6/14/37
Total Securitizations	549,400	1,693,232
Credit Facilities:
747 PDP Credit Facility	—	64,127	1 M LIBOR + 1.00% = 6.67%	4/15/08
Revolving Credit Facility	—	—	1 M LIBOR + 1.50% — N/A	6/15/08
Amended Credit Facility No. 2	369,328	272,038	1 M LIBOR + 1.25% = 7.00%	12/15/08
Credit Facility No. 3	73,332	—	1 M LIBOR + 1.50% — N/A	N/A
Total Credit Facilities	442,660	336,165
Total	$992,060	$2,029,397

(1)	London Interbank Offered Rate, or ‘‘LIBOR,’’ in effect at the applicable reset date.

Securitization No. 1

In connection with Securitization No. 1, two of our subsidiaries, ACS Aircraft Finance Ireland plc and ACS Aircraft Finance Bermuda Limited issued $560,000 of Class A-1 notes, of which $532,999 remains outstanding as of September 30, 2007.

ACS Aircraft Finance Ireland plc, which had total assets of $143,848 at September 30, 2007, is a VIE which we consolidate. At September 30, 2007, the outstanding principal amount of ACS Aircraft Finance Ireland plc’s notes was $103,318.

Securitization No. 2

On June 8, 2007, we completed our second securitization, a $1,170,000 transaction comprising 59 aircraft, which we refer to as ‘‘Securitization No. 2.’’ In connection with Securitization No. 2, two of our subsidiaries, ACS Aircraft Finance Ireland 2 Limited (‘‘ACS Ireland 2’’) and ACS 2007-1 Limited (‘‘ACS Bermuda 2’’), to which we refer together with their subsidiaries as the ‘‘ACS 2 Group’’ issued $1,170,000 of Class A notes, or the ‘‘ACS 2 Notes,’’ to a newly formed trust, the ACS 2007-1 Pass Through Trust, or the ‘‘ACS 2 Trust.’’ The ACS 2 Trust simultaneously issued a single class of Class G-1 pass through trust certificates, or the ‘‘ACS 2 Certificates,’’ representing undivided fractional interests in the ACS 2 Notes. Payments on the ACS 2 Notes will be passed through to the holders of the ACS 2 Certificates. The ACS 2 Notes are secured by ownership in aircraft owning subsidiaries of ACS Bermuda 2 and ACS Ireland 2 and the aircraft leases, cash, rights under service agreements and any other assets they may hold. Each of ACS Bermuda 2 and ACS Ireland 2 has fully and unconditionally guaranteed the other’s obligations under the ACS 2 Notes. However, the ACS 2 Notes are neither obligations of nor guaranteed by Aircastle Limited. The ACS 2 Notes mature on June 14, 2037.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2007

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

As of September 30, 2007, the ACS 2 Group used the proceeds from the sale of the ACS 2 Notes to acquire all 59 aircraft from us and we paid certain expenses incurred in connection with the ACS 2 Certificates offering of approximately $12,620. We used a portion of the proceeds from Securitization No. 2 to repay amounts owed under Amended Credit Facility No. 2.

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

ACS Ireland 2, which had total assets of $243,362 at September 30, 2007, is a VIE which we consolidate. At September 30, 2007, the outstanding principal amount of the ACS2 notes issued by ACS Ireland 2 was $188,978. The assets of ACS Ireland 2 as of September 30, 2007 include nine aircraft transferred to ACS Ireland 2 in connection with Securitization No. 2.

747 PDP Credit Facility

On July 26, 2007, we made an accelerated payment to the relevant Guggenheim Aviation Investment Fund LP (‘‘GAIF’’) seller under our acquisition agreement with GAIF (the ‘‘GAIF Acquisition Agreement’’) for 3 Boeing Model 747-400ERF aircraft in the amount of $106,668 and assumed a pre-delivery payment credit facility related to such 747-400ERF aircraft (the ‘‘Accelerated ERF Aircraft’’), which we refer to as the 747 PDP Credit Facility. The total outstanding amount of borrowings assumed under the 747 PDP Credit Facility was $95,926. Borrowings under this facility were used to finance progress payments made to Boeing during the manufacturing of the aircraft and bear interest at one-month LIBOR plus 1.00% per annum and will mature upon delivery of the final aircraft scheduled for April 2008. On July 30, 2007, we took delivery of the first Accelerated ERF Aircraft and paid down $31,799 under the 747 PDP Credit Facility.

Revolving Credit Facility

On January 22, 2007, our Revolving Credit Facility was amended to increase the maximum committed amount to $450,000.  The maximum committed amount was subsequently reduced to $250,000 upon the closing of our follow-on offering in February 2007.

On April 5, 2007, we entered into an amendment to the Revolving Credit Facility which increased our minimum net worth covenant from $550,000 to $750,000 plus one-half of the net

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2007

proceeds of any future equity capital we raise. We are not permitted to pay dividends on our common shares to the extent a default or an event of default exists under our Revolving Credit Facility.

On August 20, 2007, the Company and the other parties to the Revolving Credit Facility entered into a third amendment to the Revolving Credit Facility extending its maturity to June 15, 2008.

At September 30, 2007, there were no outstanding loans and $13,883 of letters of credit outstanding under the Revolving Credit Facility.

Amended Credit Facility No. 2

We are currently utilizing a senior secured credit facility, which we refer to as Amended Credit Facility No. 2, to finance up to 65% of the purchase price of certain aircraft not included in our two securitizations. The maximum committed amount of this credit facility was $1,250,000. On June 8, 2007, the maximum committed amount of Amended Credit Facility No. 2 was reduced to $1,000,000 and $509,942 was repaid on Amended Credit Facility No. 2 from the proceeds of Securitization No. 2.

On September 14, 2007, the parties to the credit agreement entered into an amendment to the credit agreement permitting us to finance under the credit agreement a portion of the cost of converting from passenger to freighter configuration three Boeing Model 747-400 aircraft which we have acquired or committed to acquire.

Credit Facility No. 3

Credit Facility No. 3, with an outstanding balance of $73,332 as of June 30, 2007, was repaid in full in July of 2007 out of the proceeds of Securitization No. 2.

Note 7.    Repurchase Agreements

The outstanding amounts of our repurchase agreements were as follows:

	At December 31, 2006	At September 30, 2007
Debt Obligation	Outstanding Borrowings	Outstanding Borrowings	Interest Rate(2)	Final Stated Maturity
Repurchase Agreement	$75,055	$59,679	1 M LIBOR + .50% = 6.27%	3/1/08
Repurchase Agreement	2,759	2,524	1 M LIBOR + .50% = 5.63%	6/28/08
Repurchase Agreement(1)	5,880	5,303	1 M LIBOR + .75% = 6.55%	10/15/07
Total Repurchase Agreements	$83,694	$67,506

(1)	Refinanced in October 2007 with new maturity date of November 15, 2007. We intend to refinance this repurchase agreement on a monthly basis.
(2)	LIBOR in effect at the applicable reset date.

We enter into repurchase agreements to fund a portion of the purchase price of certain of our senior tranche investment grade debt investments. At December 31, 2006 and September 30, 2007 the repurchase agreements are secured by liens on the debt investments with a fair value of $105,550 and $86,089, respectively. The repurchase agreements are substantially all with parties other than those from whom we originally purchased the debt investments. Upon maturity, we plan to refinance the repurchase agreements on similar terms and conditions.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2007

Note 8.    Shareholders’ Equity and Share Based Payments

On February 8, 2006, Fortress purchased 3,693,200 common shares at $10.00 per share for a total amount of $36,932. On July 21, 2006, the Company returned $36,932 of cash to Fortress in exchange for the cancellation of 3,693,200 of our common shares at $10.00 per share.

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

On April 30, 2007, the Company accelerated the vesting of 50,000 restricted shares of a former officer of the Company resulting in a non-cash share based expense of $1,670.

On October 10, 2007, the Company completed a follow-on public offering of 11,000,000 primary common shares at a public offering price of $31.75 per share, including 1,000,000 common shares pursuant to the underwriter’s option to cover over-allotments (See Note 18 ‘‘Subsequent Events — Follow-On Public Offering of Common Shares’’).

A summary of the fair value of nonvested shares for the nine months ended September 30, 2007 is as follows:

Nonvested Shares	Shares (in 000’s)	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2007	901.3	$18.05
Granted	261.5	34.16
Cancelled	(17.0)	(23.43)
Vested	(238.1)	(18.85)
Nonvested at September 30, 2007	907.7	$22.38

The fair value of the restricted shares granted in 2007 was determined based upon the market price of the shares at the grant date. We anticipate that the current requisite service periods will be obtained for employees with awards. The total unrecognized compensation cost as of September 30, 2007 in the amount of $16,163 is expected to be recognized over a weighted average period of three years.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2007

Note 9.    Dividends

The following table sets forth the quarterly dividends declared by our Board of Directors:

Declaration Date	Dividend per Common Share		Aggregate Dividend Amount	Record Date	Payment Date
July 20, 2006	$0.35		$14,367	July 26, 2006	July 31, 2006
August 2, 2006	$0.156	(1)	6,403	August 1, 2006	August 15, 2006
October 9, 2006	$0.194	(1)	9,992	October 31, 2006	November 15, 2006
December 13, 2006	$0.4375		22,584	December 29, 2006	January 15, 2007
March 14, 2007	$0.50		33,634	March 30, 2007	April 13, 2007
June 14, 2007	$0.60		40,460	June 29, 2007	July 13, 2007
September 13, 2007	$0.65		43,822	September 28, 2007	October 15, 2007

(1)	Total dividend for quarter of $0.35

Note 10.    Earnings Per Share

The following table shows the components and computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Numerator
Income from continuing operations	$14,712	$32,470	$26,855	$80,485
Earnings from discontinued operations, net of income taxes	470	—	4,557	11,594
Net income	$15,182	$32,470	$31,412	$92,079
Denominator
Weighted-average shares used to compute basic earnings per share	46,907,390	66,590,109	44,058,333	64,031,095
Effect of dilutive restricted shares	315,121	223,781	317,865	228,195
Weighted-average shares outstanding and dilutive securities used to compute diluted earnings per share	47,222,511	66,813,890	44,376,198	64,259,290
Basic earnings per share:
Income from continuing operations	$0.31	$0.49	$0.61	$1.26
Earnings from discontinued operations, net of income taxes	0.01	—	0.11	0.18
Net income per share	$0.32	$0.49	$0.72	$1.44
Diluted earnings per share:
Income from continuing operations	$0.31	$0.49	$0.60	$1.25
Earnings from discontinued operations, net of income taxes	0.01	—	0.11	0.18
Net income per share	$0.32	$0.49	$0.71	$1.43

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2007

Note 11.    Income Taxes

The sources of income from continuing operations before income taxes for the three and nine months ended September 30, 2006 and 2007 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
U.S. operations	$1,216	$391	$1,622	$1,767
Non-U.S. operations	15,238	33,936	29,613	83,653
Total	$16,454	$34,327	$31,235	$85,420

Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Notional U.S. federal income tax expense at the statutory rate:	$5,282	$12,308	$10,932	$29,897
U.S. state and local income tax, net	109	30	217	136
Non-U.S. operations	(3,566)	(10,610)	(7,563)	(25,259)
Non-deductible expenses in the U.S.	31	46	403	119
Other	(114)	83	391	42
Provision for income taxes	$1,742	$1,857	$4,380	$4,935

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

We conduct business globally and, as a result, the Company and its subsidiaries or branches are subject to foreign, U.S. federal and various state income taxes as well as withholding taxes. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Ireland and the United States. With few exceptions, the Company and its subsidiaries or branches remain subject to examination for all periods since inception.

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
September 30, 2007

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

The following table shows the components of Comprehensive Income (Loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Net income	$15,182	$32,470	$31,412	$92,079
Net change in fair value of derivatives	(31,098)	(86,233)	(6,168)	(27,650)
Derivative gain reclassified into earnings	—	(1,371)	—	(3,481)
Change in unrealized appreciation (depreciation) on debt securities	—	(1,343)	3,607	(2,172)
Comprehensive income (loss)	$(15,916)	$(56,477)	$28,851	$58,776

Note 13.    Commitments and Contingencies

On June 20, 2007, Aircastle entered into an acquisition agreement (the ‘‘Airbus A330F Agreement’’) with Airbus SAS (‘‘Airbus’’) under which we agreed to acquire 15 new Airbus Model A330-200F freighter aircraft (the ‘‘New A330F Aircraft’’). Five of the aircraft we will acquire under the Airbus A330F Agreement are scheduled to be delivered in 2010 with the remainder to be delivered in 2011. We agreed to separate arrangements with Rolls Royce PLC (‘‘Rolls’’) and Pratt & Whitney (‘‘P&W) pursuant to which we committed to acquire aircraft engines for the New A330F Aircraft. As of September 30, 2007, we have made $56,029 in deposits and progress payments to Airbus and capitalized $1,055 of interest related to these payments during the three and nine months ended September 30, 2007.

On January 22, 2007, Aircastle entered into the GAIF Acquisition Agreement under which we agreed to acquire 38 aircraft for an aggregate base purchase price of approximately $1,595,000, subject to certain agreed adjustments. The aircraft we will acquire under the GAIF Acquisition Agreement are scheduled to be delivered to us through February 2009. For certain of the aircraft, we have agreed to make an accelerated payment to the relevant seller and acquire its right to obligations under the seller’s purchase acquisition or freighter conversion agreement, with final payment and delivery of the aircraft to us being made upon delivery by the manufacturer or seller, or completion of the conversion process. As of September 30, 2007, we have completed the acquisition of 26 of the aircraft for $950,379 and made an accelerated payment of $106,668 for the purchase of 3 Boeing Model 747-400ERF aircraft to be delivered under the GAIF Acquisition Agreement. One of the Boeing Model 747-400ERF aircraft was delivered to us during the third quarter.

At September 30, 2007, we had letters of intent or purchase agreements to acquire 42 aircraft for an estimated purchase price of $2,354,043, including the 15 New A330F Aircraft and the balance of the aircraft to be delivered under the GAIF Acquisition Agreement. The purchase price of certain of the aircraft under these letters of intent or purchase agreements, other than the Airbus A330F Agreement, is subject to variable price provisions that typically reduce the final purchase price if the actual closing occurs beyond an initially agreed upon date. The purchase price for Aircraft we are committed to acquire under the Airbus A330F Agreement is subject to adjustment for configuration changes, engine selection and contractual price escalation.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2007

Committed amounts for the purchase of aircraft and related flight equipment and for freighter conversion costs, including the aircraft purchases discussed above, together with estimated amounts for pre-delivery deposits and, based on estimates for engine acquisition cost, contractual price escalation and other adjustments, are approximately $635,180 in 2007, $633,207 in 2008, $237,093 in 2009, $408,513 in 2010 and $440,050 in 2011.

Note 14.    Related Party Transactions

Fortress provides certain support services to Aircastle. Fortress requires Aircastle to reimburse it for costs incurred on behalf of Aircastle. These costs consist primarily of professional services and office supplies purchased from third parties. These expenses are charged to Aircastle at cost and are included in selling, general and administrative expenses in our consolidated statements of income. Total costs of direct operating services for the three months ended September 30, 2006 and 2007 were $0 and $6, respectively, and for the nine months ended September 30, 2006 and 2007 were $0 and $32, respectively.

During 2006, Aircastle employees participated in various benefit plans sponsored by Fortress including a voluntary savings plan (the ‘‘401(k) plan’’) and other health and benefit plans. For the three and nine months ended September 30, 2006, Aircastle reimbursed Fortress $32 and $413, respectively, for its costs under the 401(k) Plan and the health and benefit plans. Aircastle also reimbursed Fortress for matching contributions up to 3% of eligible earnings. At December 31, 2006, Aircastle accrued $113 in annual contributions for the 2006 plan year for our employees’ participation in the 401(k) Plan sponsored by Fortress, which was paid to Fortress in March 2007. In January 2007, Aircastle established a separate 401(k) plan and other health and benefit plans.

As of December 31, 2006 and September 30, 2007, $132 and $0, respectively, were payable to Fortress.

In May 2006, two of our operating subsidiaries entered into service agreements to provide certain leasing, remarketing, administrative and technical services to a Fortress entity, with respect to four aircraft owned by the Fortress entity and leased to third parties. Total fees paid to us for the three months ended September 30, 2006 and 2007 were $153 and $35, respectively. Total fees paid to us for the nine months ended September 30, 2006 and 2007 were $153 and $150, respectively. Our responsibilities include remarketing the aircraft for lease or sale, invoicing the lessees for expenses and rental payments, reviewing maintenance reserves, reviewing the credit of lessees, arranging for the periodic inspection of the aircraft and securing the return of the aircraft when necessary. The agreements also provide that the Fortress entity will pay us 3.0% of the collected rentals with respect to leases of the aircraft, plus expenses incurred during the service period and will pay us 2.5% of the gross sales proceeds from the sale of any of the aircraft plus expenses incurred during the service period. We believe that the scope of services and fees under these service agreements were concluded on an arms-length basis. In May 2007, we sold two aircraft owned by Fortress and Fortress paid us a fee in the amount of $403 for the remarketing of these two aircraft. The service agreements have an initial term which expires on December 31, 2008, but will continue thereafter unless one party terminates the agreement by providing the other with advance written notice. As of December 31, 2006 and September 30, 2007, we had a $53 and $27 receivable, respectively, from Fortress.

For the three months ended September 30, 2006 and 2007, Aircastle paid $439 and $232, respectively, and for the nine months ended September 30, 2006 and 2007, Aircastle paid $958 and $375, respectively for legal fees related to the establishment and financing activities of our Bermuda subsidiaries. For the three months ended September 30, 2006 and 2007, Aircastle paid $0 and $44, respectively, and for the nine months ended September 30, 2006 and 2007, Aircastle paid $95 and

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2007

$149, respectively, for Bermuda corporate services related to our Bermuda companies to a law firm and a corporate secretarial services provider affiliated with a Bermuda resident director serving on certain of our subsidiaries’ boards of directors. The Bermuda resident director serves as an outside director of these subsidiaries.

Note 15.    Derivatives

We held the following interest rate derivative contracts as of September 30, 2007:

Hedged Item	Current/ Starting Notional Amount	Effective Date	Mandatory Early Termination Date	Maturity Date	Maximum Notional Amount	Floating Rate	Fixed Rate	Fair Value of Derivative Asset or (Liability)
Securitization No. 1	$532,999	Jun-06	N/A	Jun-16	$560,000	1M LIBOR + 0.27%	5.78%	$(16,865)
Securitization No. 2	1,160,233	Jun-07	N/A	Jun-12	1,170,000	1M LIBOR	5.25% to 5.36%	(24,460)
Revolving Credit Facility	28,000	Jun-07	Dec-11	Jan-12	203,000	1M LIBOR	4.89%	(753)
Amended Credit Facility No. 2	190,000	Jun-07	Jun-08	Feb-13	440,000	1M LIBOR	4.88%	(2,477)
Amended Credit Facility No. 2	90,000	Jul-07	Aug-08	Dec-17	150,000	1M LIBOR	5.14%	(1,408)
Amended Credit Facility No. 2	248,000	Aug-07	Nov-08	May-13	248,000	1M LIBOR	5.33%	(4,894)
Future debt and securitization	40,000	Jan-08	Feb-09	Feb-19	360,000	1M LIBOR	5.16%	(2,808)
Future debt and securitization	5,000	May-08	Sep-09	Mar-14	55,000	1M LIBOR	5.41%	(1,228)
Future debt and securitization	46,000	Apr-10	Nov-11	Oct-15	231,000	1M LIBOR	5.17%	464
Future debt and securitization	95,000	Jan-11	May-12	Apr-16	238,000	1M LIBOR	5.23%	673
Future debt and securitization	143,000	Jul-11	Oct-12	Sep-16	238,000	1M LIBOR	5.27%	776
Repurchase Agreement	2,900	Jun-05	N/A	Mar-13	2,900	1M LIBOR	4.21%	94
Repurchase Agreement	5,000	Dec-05	N/A	Sep-09	5,000	3M LIBOR	4.94%	(22)
Repurchase Agreement	39,000	Feb-06	N/A	Jul-10	74,000	1M LIBOR	5.02%	(190)
Total	$2,625,132				$3,974,900			$(53,098)

The counterparties to these agreements are highly rated financial institutions. At September 30, 2007, counterparties to these agreements were rated A1 or higher by Moody’s. In the unlikely event that the counterparties fail to meet the terms of the interest rate swap contracts, our exposure is limited to the interest rate differential on the notional amount at each settlement period over the life of the agreements. We do not anticipate any non-performance by the counterparties.

In June, 2006 we terminated two swaps resulting in a net deferred gain of $15,938 ,which will be amortized into income using the interest method over the life of Securitization No. 1 (the anticipated financing), which is expected to be five years. It is expected that approximately $3,927 of this gain will be reclassified into earnings in the next twelve months. For the three months ended September 30, 2006 and 2007, gains of $1,026 and $989, respectively and for the nine months ended September 30, 2006 and 2007, gains of $1,198 and $2,992, respectively, were reclassified into earnings and are included in interest expense on the consolidated statements of income.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2007

In June, 2007 we terminated three swaps resulting in a net deferred gain of $7,656, which will be amortized into income using the interest rate method over the life of Securitization No. 2 (the anticipated financing) which will occur over the next five years. It is expected that approximately $1,543 of this gain will be reclassified to earnings in the next twelve months. For the three and nine months ended September 30, 2007, $391 and $487 were reclassified into earnings and are included in interest expense on the consolidated statement of income.

In July 2007, we entered into two interest rate swap contracts with initial notional amounts of $119,000 and $5,000 to hedge the variable interest payments on debt we expect to incur to finance aircraft acquisitions over the next several years. The notional amounts will increase to a maximum of $248,000 and $55,000, respectively, and will amortize down as we repay debt. The terms of the interest rate swaps provide for payment of a fixed rate of 5.33% and 5.41%, respectively, and receipt of one-month LIBOR on the notional amount. These swaps have start dates of August 15, 2007 and May 15, 2008, respectively, termination dates of May 15, 2013 and March 15, 2014, respectively, and mandatory early termination dates of November 15, 2008 and September 15, 2009, respectively. We have designated these interest rate swaps as cash flow hedges for accounting purposes.

For the three months ended September 30, 2006 and 2007, we recognized ineffectiveness losses of $43 and $469, respectively, related to our cash flow hedges. For the nine months ended September 30, 2006, we recognized ineffectiveness gains of $815 and for the nine months ended September 30, 2007, we recognized ineffectiveness losses of $52, respectively, related to our cash flow hedges. These amounts are included in interest expense on the consolidated statements of income.

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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2007

Information on reportable segments for the three months ended September 30, 2006 and 2007 is as follows:

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2007
	Aircraft Leasing	Debt Investments	Total	Aircraft Leasing	Debt Investments	Total
Revenues:
Lease rentals	$48,796	$—	$48,796	$102,863	$—	$102,863
Interest income	—	2,487	2,487	—	2,367	2,367
Other revenue	153	—	153	34	—	34
Total revenues	48,949	2,487	51,436	102,897	2,367	105,264
Expenses:
Depreciation	15,360	—	15,360	34,812	—	34,812
Interest, net(1)	14,593	1,290	15,883	30,234	1,076	31,310
Other expense (income)	304	—	304	503	—	503
Total expenses	30,257	1,290	31,547	65,549	1,076	66,625
Contribution Margin	$18,692	$1,197	$19,889	$37,348	$1,291	$38,639

(1)	Net of capitalized interest of $2,733 related to our aircraft leasing segment for the three months ended September 30, 2007 (See Note 13 ‘‘Commitments and Contingencies’’ and Note 17 ‘‘Interest, net’’).

Information on reportable segments for the nine months ended September 30, 2006 and 2007 is as follows:

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2007
	Aircraft Leasing	Debt Investments	Total	Aircraft Leasing	Debt Investments	Total
Revenues:
Lease rentals	$116,557	$—	$116,557	$252,147	$—	$252,147
Interest income	—	6,588	6,588	—	7,683	7,683
Other revenue	153	—	153	553	—	553
Total revenues	116,710	6,588	123,298	252,700	7,683	260,383
Expenses:
Depreciation	35,358	—	35,358	83,911	—	83,911
Interest, net(1)	35,482	3,219	38,701	70,301	3,024	73,325
Other expense (income)	1,200	—	1,200	110	—	110
Total expenses	72,040	3,219	75,259	154,322	3,024	157,346
Contribution Margin	$44,670	$3,369	$48,039	$98,378	$4,659	$103,037
Segment Assets	$1,607,359	$125,241	$1,732,600	$3,420,677	$117,935	$3,538,612

(1)	Net of capitalized interest of $2,733 related to our aircraft leasing segment for the nine months ended September 30, 2007 (See Note 13 ‘‘Commitments and Contingencies’’ and Note 17 ‘‘Interest, net’’).

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2007

Total contribution margin reported as a segment profit for reportable business segments is reconciled to income from continuing operations before income taxes for the three and nine months ended September 30, 2006 and 2007 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Contribution Margin	$19,889	$38,639	$48,039	$103,037
Selling, general and administrative expenses	(5,107)	(8,380)	(20,976)	(27,324)
Depreciation and other expenses	(142)	(168)	(382)	(467)
Interest income on cash balances	1,814	4,236	4,554	10,174
Income from continuing operations before income taxes	$16,454	$34,327	$31,235	$85,420

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

Total segment assets are reconciled to total assets as follows:

	December 31, 2006	September 30, 2007
Segment Assets	$1,823,572	$3,538,612
Operating cash accounts	58,118	26,867
Flight equipment held for sale	31,280	—
All other	5,733	9,627
	$1,918,703	$3,575,106

Note 17.    Interest, Net

The following table shows the components of interest, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Interest expense	$15,883	$34,043	$38,701	$76,058
Less interest income	(1,814)	(4,236)	(4,554)	(10,174)
Less capitalized interest	—	(2,733)	—	(2,733)
Interest, net	$14,069	$27,074	$34,147	$63,151

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2007

Note 18.    Subsequent Events

Follow-On Public Offering of Common Shares

On October 10, 2007, the Company completed a follow-on public offering of 11,000,000 primary common shares at a public offering price of $31.75 per share, including 1,000,000 common shares pursuant to the underwriter’s option to cover over-allotments, resulting in gross proceeds from the offering of $349,250 before offering costs. The net proceeds of the offering, after our payment of $10,478 in underwriting discounts and commissions, and $1,300 in offering expenses were $337,473. Approximately $230,889 of the proceeds was used to repay borrowings under Amended Credit Facility No. 2. The remainder of the net proceeds was used for working capital requirements.

In conjunction with this follow-on offering, certain Fortress Shareholders offered 11,000,000 secondary common shares in the public offering, including 1,000,000 common shares from the selling Fortress Shareholders pursuant to the underwriter’s option to cover over-allotments. Following this offering, Fortress and certain officers of Fortress Investment Group LLC beneficially own approximately 39% of the Company’s common shares. The Company did not receive any funds from this secondary offering by the selling Fortress Shareholders.

Aviation Asset Acquisitions

From October 1, 2007 through November 7, 2007, we acquired additional aviation assets for an aggregate purchase price of approximately $367,966. The acquisitions were funded with cash on hand and borrowings under our credit facilities. At November 7, 2007, all of the purchased aircraft are subject to operating leases or commitments to lease with the exception of the one Boeing Model 747-400 acquired in October 2007 that was inducted into freighter conversion after purchase. We executed binding letters of intent to purchase seven additional aircraft.

On October 16, 2007, we made an accelerated payment to the relevant GAIF seller and assumed a purchase agreement to acquire six Airbus Model A320-200 aircraft in the amount of $20,778. In connection with the assumed purchase agreement, we were required to post a standby letter of credit in favor of the relevant GAIF seller in the amount of one percent of each unadjusted aircraft’s purchase price plus accrued interest or $5,954. The aircraft are scheduled to be delivered to us through February 2009. On November 7, 2007, we agreed with GAIF to remove two aircraft from the GAIF Acquisition Agreement, reducing the total number of aircraft to be acquired to 36, with an aggregate base purchase price of approximately $1,465,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks, uncertainties and assumptions. You should read the following discussion in conjunction with our historical consolidated financial statements and the notes thereto appearing elsewhere in this report. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those described under ‘‘Risk Factors’’ and included in our Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Report on Form 10-Q filed on August 14, 2007.

Certain items in this Quarterly Report on Form 10-Q, and other information we provide from time to time may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not necessarily limited to, statements relating to our ability to acquire, sell and lease aircraft, issue aircraft lease-backed securities on attractive terms, anticipate, manage and address industry trends and their effect on our business, pay and grow dividends, realize gains or income from our debt investments, obtain required licenses and governmental approvals, obtain favorable tax treatment, secure financing and increase revenues, earnings, and EBITDA. Words such as ‘‘anticipate(s),’’ ‘‘expect(s),’’ ‘‘intend(s),’’ ‘‘plan(s),’’ ‘‘target(s),’’ ‘‘project(s),’’ ‘‘believe(s),’’ ‘‘will,’’ ‘‘would,’’ ‘‘seek(s),’’ ‘‘estimate(s)’’ and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements; Aircastle Limited can give no assurance that its expectations will be attained. Factors that could cause actual results to differ materially from Aircastle Limited’s expectations include, but are not limited to, our significant customer concentration; our continued ability to obtain additional capital to finance our growth; our continued ability to acquire aircraft at attractive prices; our continued ability to obtain favorable tax treatment in Bermuda and other jurisdictions; our ability to pay or maintain dividends; our ability to lease aircraft at favorable rates and maintain the value of our aircraft; the possibility that conditions to closing of certain transactions will not be satisfied; our ability to realize gains or income from our debt investments; general economic conditions and economic conditions in the markets in which we operate; competitive pressures within the industry and/or markets in which we operate; the creditworthiness of our airline customers; interest rate fluctuations; our ability to obtain certain required licenses and approvals; the impact of future terrorist attacks or wars on the airline industry; our concentration of leases in certain geographical regions; and other risks detailed from time to time in Aircastle’s filings with the SEC, including ‘‘Risk Factors’’ as previously disclosed in Aircastle’s 2006 Annual Report on Form 10-K and updated in our Quarterly Report on Form 10-Q filed on August 14, 2007. Such forward-looking statements speak only as of the date of this Quarterly Report. Aircastle Limited expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

OVERVIEW

We are a global company that acquires and leases high-utility commercial jet aircraft to passenger and cargo airlines throughout the world. High-utility aircraft are generally modern, operationally efficient jets with a large operator base and long useful lives. As of September 30, 2007, our aircraft portfolio consisted of 109 aircraft with 51 lessees located in 30 countries and managed through our offices in the United States, Ireland and Singapore. Typically, our aircraft are subject to net operating leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational and insurance costs although, in a majority of cases, we are obligated to pay a portion of specified maintenance or modification costs. We also make investments in other aviation assets, including debt investments secured by commercial jet aircraft. As of November 7, 2007, we had acquired and committed to acquire aviation assets having an aggregate purchase price equal to $3.6 billion and $2.1 billion, respectively, for a total of approximately $5.7 billion. Our revenues and income from continuing operations for the three and nine months ended September 30, 2007 were $105.3 million and $33.0 million and $260.4 million and $80.5 million, respectively.

We intend to pay regular quarterly dividends to our shareholders. We plan to grow our dividends per share through the acquisition of additional aviation assets using cash on hand, cash generated from operating activities and available credit facilities. We expect to finance our acquisitions on a long-term basis using low-cost, non-recourse securitizations. Securitizations allow us to raise long-term capital by pledging cash flows of an asset pool, such as aircraft leases. In June 2007, we closed our second securitization, a $1,170 million transaction comprising 59 aircraft, which we refer to as Securitization No. 2. On September 13, 2007, our board of directors declared a regular quarterly dividend of $0.65 per common share, or an aggregate of $43.8 million, for the three months ended September 30, 2007, which was paid on October 15, 2007 to holders of record as of September 28, 2007. These dividends may not be indicative of the amount of any future dividends.

Segments

We manage our business and analyze and report our results of operations on the basis of the following two business segments: Aircraft Leasing and Debt Investments. We present our segment information on a contribution margin basis consistent with the information that our Chief Executive Officer (the chief operating decision maker) reviews in assessing segment performance and allocating resources. Contribution margin includes revenue, depreciation, interest expense and other expenses that are directly connected to our business segments. We believe contribution margin is an appropriate measure of performance because it reflects the marginal profitability of our business segments, excluding overhead.

Aircraft Leasing

Typically, our aircraft are currently subject to net operating leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational and insurance costs. In many of our leases we are obligated to bear a portion of maintenance costs or costs associated with modifications required by manufacturers or regulators. We retain the benefit, and bear the risk, of re-leasing and the residual value of the aircraft upon expiry or early termination of the lease. As of September 30, 2007, our portfolio consisted of 109 aircraft with 51 lessees in 30 countries with a net book value of $3.03 billion. The weighted average (by net book value) age of the aircraft in the portfolio from the date of original delivery by manufacturer to September 30, 2007, was 9.48 years. The weighted average (by net book value) remaining lease term for aircraft we owned at September 30, 2007 was 4.58 years.

Debt Investments

We also invest in debt investments secured by commercial jet aircraft, including enhanced equipment trust certificates, and other forms of collateralized debt. We believe our experience in the aircraft leasing business, coupled with knowledge of structured finance, enables us to make opportunistic investments in this market sector. Our intent is not to actively trade debt investments, and accordingly we have classified debt investments purchased to date as available-for-sale or held to maturity as defined in Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of December 31, 2006, we owned debt securities secured by aircraft with a fair value of $121.3 million. During the nine months ended September 30, 2007 we made one additional investment in debt investments secured by aviation assets. At September 30, 2007, our debt investment portfolio consisted of seven such debt investments with a fair value of $114.7 million.

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

As of September 30, 2007, we executed or extended thirteen leases on owned aircraft with scheduled lease expirations in 2007. Overall, these renewals or new leases have a weighted average lease term of 4.9 years at monthly lease rates that are 18% higher than the previous rentals.

Since June 2007, we purchased three off lease Boeing 747-400 aircraft. In June 2007, we also entered in a passenger to freighter conversion agreement for these aircraft. The first two aircraft were purchased in June and August and placed on short-term interim leases until their scheduled freighter conversion processes begin during the second and fourth quarters of 2008, respectively. We purchased the third aircraft during the fourth quarter of 2007, and it is now undergoing freighter conversion.

In addition to the three Boeing 747-400 aircraft noted above, during the first nine months of 2007, we acquired five aircraft that were off lease at the time of purchase and subsequently executed leases for all of these aircraft with a weighted average lease term of 5.5 years. For the balance of 2007, we have commitments to acquire four additional off lease aircraft. In addition, we own one debt instrument which matures in late 2007 and is secured by an aircraft. We expect the borrower to elect not to repay the debt at maturity and, accordingly, we expect that in satisfaction of this debt instrument we will take ownership of this additional off-lease aircraft in 2007. We executed leases for all five off-lease aircraft we expect to acquire during the balance of 2007.

Revenues in our Aircraft Leasing segment for the three months ended September 30, 2006 and 2007 were $48.9 million and $102.9 million, respectively, and $116.7 million $252.7 million, respectively, for the nine months ended September 30, 2006 and 2007. Our revenues increased significantly from 2006 to 2007 as a result of continued aircraft acquisitions during the balance of 2006 and the first nine months of 2007 which caused our aircraft fleet to grow from 64 aircraft at September 30, 2006 to 109 aircraft at September 30, 2007, all of which were on lease.

Revenues in our Debt Investments segment are recognized using the effective interest method. Certain investments which represent residual interests are accounted for using a level yield methodology based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. Such assumptions include the rate and timing of principal and interest. Revenues in our Debt Investments segment for the three months ended September 30, 2006 and 2007 were $2.5 million and $2.4 million, respectively, and $6.6 million and $7.7 million, respectively, for the nine months ended September 30, 2006 and 2007.

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

Income Tax Provision

We have obtained an assurance from the Minister of Finance of Bermuda under the Exempted Undertakings Tax Protection Act 1966 that, in the event that any legislation is enacted in Bermuda imposing any tax computed on profits or income, or computed on any capital asset, gain or appreciation or any tax in the nature of estate duty or inheritance tax, such tax shall not, until March 28, 2016, be applicable to us or to any of our operations or to our shares, debentures or other obligations except insofar as such tax applies to persons ordinarily resident in Bermuda or to any taxes payable by us in respect of real property owned or leased by us in Bermuda. Consequently, the provision for income taxes recorded relates to income earned by certain subsidiaries of the Company which are located in or earn income in jurisdictions that impose income taxes, primarily Ireland and the United States.

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

Acquisitions and Dispositions

Our financial results are impacted by the timing and size of acquisitions and dispositions we complete. As of November 7, 2007 we had acquired and committed to acquire aviation assets having an aggregate purchase price equal to $3.6 billion and $2.1 billion, respectively, or a total of approximately $5.7 billion. To date, we have sold two aircraft and one debt security.

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

On June 20, 2007, we entered into an acquisition agreement, which we refer to as the ‘‘Airbus A330F Agreement’’ with Airbus SAS, or ‘‘Airbus’’, under which we agreed to acquire the 15 New A330F Aircraft. Pre-delivery payments for each aircraft are payable to Airbus by us on an agreed upon schedule, and are refundable to us only in limited circumstances. We agreed to separate arrangements with Rolls Royce PLC (‘‘Rolls’’) and Pratt & Whitney (‘‘P&W’’) pursuant to which we committed to acquire aircraft engines for the New A330F Aircraft. More specifically, we agreed to acquire from Rolls six shipsets of Trent 772B engines and were granted options to acquire an additional four shipsets. We also committed to acquire five shipsets of PW4170 engines from P&W, and were granted options to acquire an additional five shipsets. Each shipset consists of two engines. The aircraft we will acquire under the Airbus A330F Agreement are scheduled to be delivered between June 2010 and November 2011, with five scheduled for delivery in 2010.

On January 22, 2007, we entered into an acquisition agreement, which we refer to as the GAIF Acquisition Agreement, with Guggenheim Aviation Investment Fund LP, or GAIF, under which we agreed to acquire 38 aircraft for an aggregate base purchase price of approximately $1.595 billion, subject to certain agreed upon adjustments. The aircraft we will acquire under the GAIF Acquisition Agreement are scheduled to be delivered to us through February 2009. For certain of the aircraft, we have agreed to make an accelerated payment to the relevant seller and acquire its right and obligations under the seller’s purchase or freighter conversion agreement, with final payment and delivery of the aircraft to us being made upon delivery by the manufacturer or seller, or completion of the conversion process. On July 26, 2007, we made an accelerated payment under the GAIF Acquisition Agreement with respect to three Boeing Model 747-400ERF aircraft in the amount of $106.7 million and assumed a pre-delivery payment credit facility with an outstanding principal balance of $95.9 million. As of September 30, 2007, we had completed the acquisition of 26 of the

GAIF aircraft for approximately $950.4 million, including one of the Boeing Model 747-400ERF aircraft discussed above. On November 7, 2007, we agreed with GAIF to remove two aircraft from the GAIF Acquisition Agreement, reducing the total number of aircraft to be acquired to 36, with an aggregate base purchase price of approximately $1.465 billion. We expect to take delivery of 2 aircraft during the remainder of 2007, 7 aircraft in 2008 and 1 aircraft in 2009, for an additional aggregate purchase price, before adjustment, of approximately $497.0 million.

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

We initially expect to pay for substantially the entire purchase price of the Aircraft Acquisitions using cash on hand, debt financing available on our Revolving Credit Facility and Amended Credit Facility No. 2 or other borrowings that may be available to us at the time of acquisition. See ‘‘Liquidity and Capital Resources — Credit Facilities.’’ We expect to fund our aircraft on a long-term basis by securitizing their future cash flows using a structure similar to our current securitizations. Therefore, we expect to incur additional interest expense as a result of the Aircraft Acquisitions.

The following table sets forth certain information with respect to the aircraft acquired or to be acquired by us as of September 30, 2007, including the aircraft to be acquired pursuant to the Aircraft Acquisition Agreements.

AIRCASTLE AIRCRAFT INFORMATION (Dollars in millions)

	Net Book Value as of September 30, 2007	Base Purchase Price of Aircraft Committed to be Acquired as of September 30, 2007(1)(4)(5)	Total
Flight Equipment Held for Lease	$3,030	$1,119	$4,149
Number of Aircraft	109	27	136
Number of Lessees	51	11	57
Number of Countries	30	10	32
Weighted Average Age – Passenger (years)(2)	9.63	10.80	9.69
Weighted Average Age – Freighter (years)(2)	8.84	8.17	8.51
Weighted Average Age – Combined (years)(2)	9.48	9.44	9.48
Weighted Average Remaining Passenger Lease Term (years)(3)	3.74	5.42	3.88
Weighted Average Remaining Cargo Lease Term (years)(3)	8.08	9.98	9.01
Weighted Average Remaining Combined Lease Term (years)(3)	4.58	7.79	5.42

(1)	Excludes 15 Airbus Model A330-200F scheduled for delivery between June 2010 and November 2011.
(2)	Weighted average age (years) by net book value, or in the case of aircraft not yet acquired, base purchase price, is as of September 30, 2007.
(3)	Weighted average remaining lease term (years) by net book value, or in the case of aircraft not yet acquired, base purchase price, is as of September 30, 2007. Excludes one Boeing Model 747-400 we acquired in October 2007 and subsequently inducted into a freighter conversion program.
(4)	Base purchase price represents the purchase price subject to certain agreed upon adjustments.
(5)	Two aircraft included in the Company’s commitments as of September 30, 2007, were subsequently removed from the GAIF Acquisition Agreement.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of September 30, 2007		Aircraft Committed to be Acquired as of September 30, 2007(1)(5)		Total
	Number of Aircraft	% of Net Book Value	Number of Aircraft	% of Base Purchase Price(2)	Number of Aircraft	% of Net Book Value plus Base Purchase Price
Aircraft Type
Passenger:
Narrowbody	76	51%	15	25%	91	44%
Midbody	19	24%	5	21%	24	23%
Widebody	3	6%	1	4%	4	5%
Total Passenger	98	81%	21	50%	119	72%
Freighter	11	19%	6	50%	17	28%
Total	109	100%	27	100%	136	100%
Manufacturer
Boeing	78	66%	18	77%	96	69%
Airbus	31	34%	9	23%	40	31%
Total	109	100%	27	100%	136	100%
Lessee Diversification
Top Five Lessees(3)	27	30%	11	62%	30	29%
Regional Diversification
Europe	53	45%	7	39%	60	43%
Asia	30	28%	11	20%	41	26%
North America	12	11%	2	12%	14	12%
Latin America	7	5%	5	12%	12	7%
Middle East and Africa	7	11%	1	13%	8	11%
Off Lease(4)	0	0%	1	4%	1	1%
Total	109	100%	27	100%	136	100%

(1)	Excludes 15 Airbus Model A330-200F scheduled for delivery between June 2010 and November 2011.
(2)	Base purchase price represents the purchase price subject to certain agreed upon adjustments.
(3)	On a total combined basis, our top five customers are Martinair Holland N.V., Emirates, US Airways Inc., GOL Transportes Aereos S/A and Sterling Airlines A/S. No individual customer accounted for more than 8% of net book value.
(4)	Represents one Boeing Model 747-400 acquired in October 2007 that was inducted into freighter conversion after purchase.
(5)	Two aircraft included in the Company’s commitments as of September 30, 2007, were subsequently removed from the GAIF Acquisition Agreement.

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

It is our intention to fund future aircraft acquisitions initially through borrowings under our credit facilities, and to repay all or a portion of such borrowings from time to time with the net proceeds from subsequent securitizations or other long-term financings and additional equity issuances. We are currently utilizing a $1.00 billion senior secured credit facility, which we refer to as Amended Credit Facility No. 2, to finance up to 65% of the purchase price and eligible improvements of certain aircraft not included in our two securitizations. We expect to continue to purchase aircraft using our credit facilities plus cash on hand and, once a portfolio of 30 to 60 aircraft has been acquired, finance the portfolio on a long-term basis using a securitization structure or other long-term financing structure.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2006 to the three months ended September 30, 2007

Revenues and Contribution Margin

Revenues and contribution margin by segment is set forth in the tables below. See Note 16 ‘‘Segment Reporting’’ to our consolidated financial statements for the reconciliation to operating income and our reasons for using contribution margin to discuss our results of operations.

Aircraft Leasing

Aircraft Leasing revenues and contribution margin were as follows:

	Three Months Ended September 30,
(Dollars in thousands)	2006	2007
Revenues:
Lease rentals	$48,796	$102,863
Other revenues	153	34
Total revenues	48,949	102,897
Expenses:
Depreciation	15,360	34,812
Interest(1)	14,593	30,234
Other expense (income)	304	503
Total expenses	30,257	65,549
Contribution margin	$18,692	$37,348

(1)	Net of capitalized interest of $2,733 for the three months ended September 30, 2007, (See Note 13 ‘‘Commitments and Contingencies’’ and Note 17 ‘‘Interest, net’’ to our consolidated financial statements).

For the three months ended September 30, 2006, the contribution margin of our Aircraft Leasing segment was $18.7 million on $48.9 million of revenues. At September 30, 2006, we owned 64 aircraft held for lease, all of which were on-lease.

For the three months ended September 30, 2007, the contribution margin of our Aircraft Leasing segment was $37.4 million on $102.9 million of revenues. At September 30, 2007, we owned 109 aircraft held for lease, all of which were on lease. Aircraft leasing revenue of $102.9 million, depreciation expense of $34.8 million and interest expense of $30.2 million all increased compared to the three months ended September 30, 2006 due to the increase in the size of our aircraft portfolio.

Debt Investments

Debt Investment revenues and contribution margin were as follows:

	Three Months Ended September 30,
(Dollars in thousands)	2006	2007
Revenues:
Interest income	$2,487	$2,367
Total revenues	2,487	2,367
Expenses:
Interest	1,290	1,076
Total expenses	1,290	1,076
Contribution margin	$1,197	$1,291

For the three months ended September 30, 2006, the contribution margin of our Debt Investments segment was $1.2 million on $2.5 million of revenues. At September 30, 2006, we owned $120.3 million of debt investments with $13.5 million of unrealized gains as reflected in accumulated other comprehensive income at September 30, 2006.

For the three months ended September 30, 2007, the contribution margin of our Debt Investments segment was $1.3 million on $2.4 million of revenues. At September 30, 2007, we owned $114.7 million of debt investments with $12.2 million of unrealized gains as reflected in accumulated other comprehensive income at September 30, 2007.

Selling, General, Administrative and Other Expenses

Selling, general, administrative and other expenses increased $3.3 million for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 primarily due to increases in personnel costs. Personnel costs, consisting primarily of salary, non-cash share-based payments, recruitment and relocation expenses, increased by $1.8 million as the number of employees increased from 38 at September 30, 2006 to 65 at September 30, 2007. Non-cash share-based payments were $1.0 million and $1.2 million, respectively, for the three months ended September 30, 2006 and 2007 of which $0.9 million and $1.1 million are included in personnel costs and $0.1 million and $0.1 million are included in director fee and expenses. Personnel related non-cash share-based payments increased primarily due to the acceleration of unvested shares for a former employee in the amount of $1.7 million. Professional fees, consisting primarily of legal, accounting and tax fees associated with our legal organization and administration, increased by $0.4 million, travel expenses, consisting primarily of costs associated with travel to and from the locations of aircraft to be acquired and aircraft lessees, increased by $0.3 million and other selling, general and administrative expenses increased by $0.8 million due to the expansion of facilities to accommodate increased headcount and to meet the demands of our growing business over the same period in 2006.

Income Tax Provision

Our provision for income taxes for the three months ended September 30, 2006 and 2007 was $1.7 million and $1.9 million, respectively. Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. Consequently, the provision for income taxes recorded relates to income earned by certain of our subsidiaries which are located in jurisdictions that impose income taxes, primarily Ireland and the United States.

Comparison of the nine months ended September 30, 2006 to the nine months ended September 30, 2007

Revenues and Contribution Margin

Revenues and contribution margin by segment is set forth in the tables below. See Note 16 ‘‘Segment Reporting’’ to our consolidated financial statements for the reconciliation to operating income and our reasons for using contribution margin to discuss our results of operations.

Aircraft Leasing

Aircraft Leasing revenues and contribution margin were as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2006	2007
Revenues:
Lease rentals	$116,557	$252,147
Other revenues	153	553
Total revenues	116,710	252,700
Expenses:
Depreciation	35,358	83,911
Interest(1)	35,482	70,301
Other expense (income)	1,200	110
Total expenses	72,040	154,322
Contribution margin	$44,670	$98,378

(1)	Net of capitalized interest of $2,733 for the nine months ended September 30, 2007 (See Note 13 ‘‘Commitments and Contingencies’’ and Note 17 ‘‘Interest, net’’ to our consolidated financial statements).

For the nine months ended September 30, 2006, the contribution margin of our Aircraft Leasing segment was $44.7 million on $116.7 million of revenues. At September 30, 2006, we owned 64 aircraft held for lease, all of which were on-lease.

For the nine months ended September 30, 2007, the contribution margin of our Aircraft Leasing segment was $98.4 million on $252.7 million of revenues. At September 30, 2007, we owned 109 aircraft held for lease, all of which were on lease. Aircraft leasing revenue of $252.7 million, depreciation expense of $83.9 million and interest expense of $70.3 million all increased compared to the nine months ended September 30, 2006 due to the increase in the size of our aircraft portfolio.

Debt Investments

Debt Investment revenues and contribution margin were as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2006	2007
Revenues:
Interest income	$6,588	$7,683
Total revenues	6,588	7,683
Expenses:
Interest	3,219	3,024
Total expenses	3,219	3,024
Contribution margin	$3,369	$4,659

For the nine months ended September 30, 2006, the contribution margin of our Debt Investments segment was $3.4 million on $6.6 million of revenues. At September 30, 2006, we owned $120.3 million of debt investments with $13.5 million of unrealized gains as reflected in accumulated other comprehensive income at September 30, 2006.

For the nine months ended September 30, 2007, the contribution margin of our Debt Investments segment was $4.7 million on $7.7 million of revenues. At September 30, 2007, we owned $114.7 million of debt investments with $12.2 million of unrealized gains as reflected in accumulated other comprehensive income at September 30, 2007.

Selling, General, Administrative and Other Expenses

Selling, general, administrative and other expenses increased $6.4 million for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 primarily due to increases in personnel costs. Personnel costs, consisting primarily of salary, non-cash share-based payments, recruitment and relocation expenses, increased by $5.6 million as the number of employees increased from 38 at September 30, 2006 to 65 at September 30, 2007. Non-cash share-based payments were $7.7 million and $5.3 million, respectively, for the nine months ended September 30, 2006 and 2007 of which $4.2 million and $5.0 million are included in personnel costs and $3.5 million and $0.3 million are included in director fee and expenses. Personnel related non-cash share-based payments increased primarily due to the acceleration of unvested shares for a former officer of the Company in the amount of $1.7 million. Director’s fees and expenses decreased $3.2 million from the same period in 2006. Director’s fees and expenses in 2006 included $3.4 million in compensation to a director recorded as a non-cash share based payment expense for the purchase of common shares below fair market value. Professional fees, consisting primarily of legal, accounting and tax fees associated with our legal organization and administration, increased by $1.2 million; travel expenses, consisting primarily of costs associated with travel to and from the locations of aircraft to be acquired and aircraft lessees, increased by $1.0 million; business insurance increased by $0.6 million; and other selling, general and administrative expenses increased by $1.2 million due to the expansion of facilities to accommodate increased headcount and to meet the demands of our growing business over the same period in 2006.

Income Tax Provision

Our provision for income taxes for the nine months ended September 30, 2006 and 2007 was $4.4 million and $4.9 million, respectively. Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. Consequently, the provision for income taxes recorded relates to income earned by certain of our subsidiaries which are located in jurisdictions that impose income taxes, primarily Ireland and the United States.

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

Earnings from discontinued operations for the three and nine months ended September 30, 2006, and 2007 related solely to the two aircraft held for sale, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Earnings from discontinued operations:
Lease rentals	$1,618	$—	$6,991	$2,364
Depreciation	(917)	—	(2,442)	(761)
Gain on disposition	—	—	2,240	10,219
Interest expense	(107)	—	(1,439)	—
Other expenses	(80)	—	(272)	(185)
Earnings before income tax provision	514	—	5,078	11,637
Income tax provision	(44)	—	(521)	(43)
Earnings from discontinued operations	$470	$—	$4,557	$11,594

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

During the nine months ended September 30, 2007, we acquired $1.49 billion of commercial jet aircraft and related capital improvements, net of related liabilities, and $15.3 million of debt investments secured by a commercial jet aircraft, for a total of $1.51 billion. We have also made $153.7 million in net progress payments or deposits for aircraft related to the Airbus A330F Agreement, the GAIF Acquisition Agreement and other aircraft purchase agreements. We expect to acquire a substantial amount of aviation assets over the next twelve months, including approximately $1.2 billion of aircraft at September 30, 2007, to be delivered under the Aircraft Acquisition Agreements, letters of intent and other aircraft purchase agreements, and additional acquisitions that we may enter into from time to time in the ordinary course of business. In addition, over the next twelve months we anticipate capital expenditures for the aircraft we owned at September 30, 2007 in an amount of approximately $80.3 million, excluding freighter conversion payments, which we include in our aircraft acquisition commitments. This amount consists primarily of periodic maintenance costs as well as transition costs and aircraft improvements required to be funded by us. We anticipate that approximately $49.3 million of this amount will comprise a reimbursement of maintenance reserves collected to date and over the 12 month period. We anticipate the balance of $31.0 million to consist of additional contributions to maintenance costs in excess of maintenance reserve collections.

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

It is our intention to fund future aircraft acquisitions initially through borrowings under our credit facilities, and to repay all or a portion of such borrowings from time to time with the net proceeds from subsequent securitizations or other long-term financings and additional equity issuances. It is also our intention to finance investments in debt investments with borrowings arranged at the time of the investment which may include entering into repurchase agreements. Therefore, our ability to execute our business strategy, particularly the growth of our acquisitions, depends to a significant degree on our ability to obtain additional debt and equity capital. Given the volume of aircraft acquisitions and opportunities to invest in debt investments, we expect to execute additional securitizations or other long-term financings and additional equity offerings during the course of the next 12 months. Decisions by investors and lenders to enter into such transactions with us will depend upon a number of factors, such as our historical and projected performance, compliance with the terms of our current credit arrangements, industry and market trends, the availability of capital and the relative attractiveness of alternative investments.

We believe that funds will be available to satisfy our liquidity needs over the next twelve months and enable us to pay dividends to our common shareholders as contemplated by our dividend policy. We expect to continue to structure our long-term debt with relatively low leverage through aircraft lease securitizations or other long-term financing structures. We believe this approach will be less susceptible to capital markets volatility than higher-leverage debt financing structures. However, future deterioration in our performance, our markets or the capital markets could limit our ability to access these sources of financing and/or increase our cost of capital, which may negatively impact our ability to raise additional funds, grow our business and to pay dividends to our common shareholders.

Cash Flows

	Nine Months Ended September 30,
(Dollars in thousands)	2006	2007
Net cash flow provided by operating activities	$100,251	$253,674
Net cash flow used in investing activities	$(820,960)	$(1,604,975)
Net cash flow provided by financing activities	$679,736	$1,320,050

Operating activities provided net cash flow of $100.3 million for the nine months ended September 30, 2006 and $253.7 million in the nine months ended September 30, 2007. Cash flow from operations is primarily generated from rents received pursuant to the lease agreements on our aircraft. It is reduced by interest paid on our borrowings and by selling, general and administrative expenses. The amount of rent we receive depends on various factors, including the size, age and composition of our aircraft portfolio. Our aircraft lease agreements generally provide for the periodic payment of a fixed amount of rent over the life of the lease. However, the amount of rent we receive may vary due to several factors, including the creditworthiness of our lessees and the occurrence of delinquencies and defaults. It is also affected by the extent to which aircraft are off-lease and our ability to remarket aircraft that are nearing the end of their leases. Our success in re-leasing aircraft is affected by market conditions for our aircraft and by general industry trends. At September 30, 2006, all 64 of our aircraft were on-lease. At September 30, 2007, all 109 of our aircraft were on lease.

Under our aircraft leases, the lessee is typically required to make monthly or end of lease payments for heavy maintenance, overhaul or replacement of certain high-value components of the aircraft. Most of our operating leases require the lessee to pay Aircastle a security deposit or provide a letter of credit. For the nine months ended September 30, 2007, we collected net cash related to maintenance payments and security deposits of $75.6 million and $28.0 million, respectively.

Cash flow provided by operations is also affected by the interest expense we pay on our credit facilities and by our decisions to hedge the risk of changing interest rates. All of our debt is currently floating rate and varies with changes in London Interbank Offered Rate (‘‘LIBOR’’). To the extent interest rates increase, we may be liable for more interest payments to our lenders. Our practice has been to hedge the expected future interest payments on a portion of our floating rate liabilities by entering into derivative contracts. However, we remain exposed to changes in interest rates to the extent we decide to remain unhedged and the degree to which our hedges are not perfectly correlated to the hedged future cash flows.

Net cash flow used in investing activities totaled $821.0 million and $1.60 billion for the nine months ended September 30, 2006 and 2007, respectively. During the nine months ended September 30, 2006 we acquired 33 aircraft as compared to 41 aircraft during the nine months ended September 30, 2007, resulting in a gross investment of $1.56 billion in the acquisition and improvement of flight equipment during the nine months ended September 30, 2007 (or $1.49 billion, net of liabilities) as compared to a gross investments of $802.8 million during the nine months ended September 30, 2006 (or $746.1 million, net of accrued liabilities). We invested $15.3 million in debt investments during the nine months ended September 30, 2007 as compared to $92.7 million during the nine months ended September 30, 2006. We received $20.3 million of principal payments on our debt investments during the nine months ended September 30, 2007 versus $3.6 million during the same period in 2006. We paid $153.7 million for aircraft purchase deposits and progress payments during the nine months ended September 30, 2007, as compared to $41.0 million during the nine months ended September 30, 2006. Cash outflows from investing activities during the nine months ended September 30, 2006 and 2007 were partially offset by proceeds of $57.2 million and $34.9 million, respectively from the sale of two aircraft that had been classified on the balance sheet as aircraft held for sale and reported as discontinued operations.

Net cash flow from financing activities totaled $679.7 million and $1.32 billion for the nine months ended September 30, 2006 and 2007, respectively. In 2006, cash flows from financing activities resulted from borrowing $560.0 million under Securitization No. 1, $660.3 million under our credit facilities, the receipt of $76.0 million of proceeds from repurchase agreements and $258.5 million from the issuance of common shares, including $240.5 million from the Company’s initial public offering, partially offset by the $799.7 million repayment of credit facilities and $12.8 million of restricted cash related to unreleased securitization borrowings. In 2007, the period to period increase primarily reflects the cash flows provided by the proceeds of $1.17 billion from Securitization No. 2 in June 2007, borrowing under our credit facilities of $1.33 billion and the public offering of common shares in February 2007, which generated $493.1 million of net proceeds, partially offset by repayments of amounts owed under the credit facilities of $1.53 billion and the payment of $96.7 million in dividends.

On February 8, 2006, the Fortress Shareholders contributed an additional $36.9 million in exchange for 3,693,200 for our common shares. On July 21, 2006, we returned the $36.9 million to Fortress in exchange for the cancellation of 3,693,200 of our common shares.

We also repaid $36.7 million of debt outstanding on Credit Facility No. 3 on March 31, 2006 when we sold one of the aircraft that had been financed under this facility. The aircraft had been classified as held for sale for accounting purposes and results of operations related to the aircraft have been reported in Discontinued Operations.

On August 11, 2006, we completed our initial public offering of 10,454,535 common shares at a price of $23.00 per share, raising $240.5 million before offering costs. The net proceeds of the initial public offering, after our payment of $16.8 million in underwriting discounts and commissions, and $4.0 million in offering expenses were $219.8 million, of which $205.5 million of the net proceeds were used to repay a portion of Credit Facility No. 2. The remainder of the net proceeds was used for working capital requirements and to fund additional aircraft acquisitions.

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

In July 2007, we repaid the $73.3 million outstanding balance of Credit Facility No. 3 with proceeds from Securitization No. 2.

On July 26, 2007, we assumed a pre-delivery payment credit facility related to 747-400ERF aircraft (the ‘‘Accelerated ERF Aircraft’’), which we refer to as the 747 PDP Credit Facility. The total outstanding amount of borrowings assumed under the 747 PDP Credit Facility was $95.9 million and was used to finance progress payments made to Boeing during the manufacturing of the aircraft.  On July 30, 2007, we took delivery of the first Accelerated ERF Aircraft and paid down $31.8 million under the 747 PDP Credit Facility.

Debt Obligations

The following table provides a summary of our credit facilities at September 30, 2007:

		As of September 30, 2007
Debt Obligation	Collateral	Commitment	Outstanding Borrowings	Interest Rate(2)	Final Stated Maturity
(Dollars in thousands)
Securitization No. 1	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	$532,999	$532,999	1M LIBOR + 0.27% = 6.02%	6/20/31
Securitization No. 2	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	1,160,233	1,160,233	1M LIBOR + 0.26% = 6.08%	6/14/37
747 PDP Credit Facility	Interests in aircraft leases, rights under aircraft purchase contract, beneficial interest in entities and related interests	64,127	64,127	1M LIBOR + 1.00% = 6.67%	4/15/08
Revolving Credit Facility	Beneficial interests in subsidiaries	250,000	—	1M LIBOR + 1.50% − N/A	6/15/08
Amended Credit Facility No. 2	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	1,000,000	272,038	1M LIBOR + 1.25% = 7.00%	12/15/08
Repurchase Agreements	Securities available for sale	59,679	59,679	1M LIBOR + 0.50% = 6.27%	3/1/08
Repurchase Agreements	Securities available for sale	2,524	2,524	1M LIBOR + 0.50% = 5.63%	6/28/08
Repurchase Agreements(1)	Securities available for sale	5,303	5,303	1M LIBOR + 0.75% = 6.55%	10/15/07
Total		$3,074,865	$2,096,903

(1)	Refinanced in October 2007 with new maturity date of November 15, 2007. We intend to refinance this repurchase agreement on a monthly basis.
(2)	London Interbank Offered Rate, or ‘‘LIBOR,’’ in effect at the applicable reset date.

On July 26, 2007, we made an accelerated payment to the relevant GAIF seller for 3 Boeing Model 747-400ERF aircraft in the amount of $106.7 million and assumed a pre-delivery payment credit facility related to such 747-400ERF aircraft (the ‘‘Accelerated ERF Aircraft’’), which we refer to as the 747 PDP Credit Facility. The total outstanding amount of borrowings assumed under the 747 PDP Credit Facility was $95.9 million and was used to finance progress payments made to Boeing during the manufacturing of the aircraft. Borrowings under the 747 PDP Credit Facility bear interest at one-month LIBOR plus 1.00% per annum and will mature upon delivery of the final aircraft scheduled for April 2008. On July 30, 2007, we took delivery of the first Accelerated ERF Aircraft and paid down $31.8 million under the 747 PDP Credit Facility. As of September 30, 2007, we had outstanding borrowings of $64.1 million under the 747 PDP Credit Facility and the interest rate was 6.67%.

The Revolving Credit Facility provides loans to certain direct and indirect subsidiaries of Aircastle for working capital and other general corporate purposes, and also provides for the issuance of letters of credit with an aggregate stated amount not exceeding $125.0 million, and matures on June 15, 2008. The aggregate amount of borrowings together with the aggregate stated amount of all letters of credit under the Revolving Credit Facility may not exceed $250.0 million. Borrowings under the Revolving Credit Facility bear interest (a) in the case of loans with an interest rate based on the applicable base rate (the ‘‘ABR’’) which is the greater of the prime rate and the federal funds rate, the ABR plus 0.50% per annum or (b) in the case of loans with an interest rate based on the Eurodollar rate (the ‘‘EDR’’) which is one-month LIBOR, the EDR plus 1.50% per annum. Additionally, we are subject to a per annum fee on any unused portion of the total committed facility of 0.25%, during periods when the average outstanding loans under the Revolving Credit Facility are less than $125.0 million, and 0.125% per annum when the average outstanding loans are equal to or greater than $125.0 million. Fees on any outstanding letters of credit will equal 1.625% per annum on the stated amount thereof. We are also required to pay customary agency fees. As of September 30, 2007, we are required to maintain a minimum consolidated net worth, determined according to GAAP in an amount of $750.0 million plus one-half of the proceeds of any additional equity capital we raise. As of September 30, 2007, there were no outstanding loans and $13.9 million of letters of credit outstanding under the Revolving Credit Facility.

On June 8, 2007, the maximum committed amount of Amended Credit Facility No. 2 was reduced to $1.00 billion and $509.9 million was repaid on Amended Credit Facility No. 2 from the proceeds of Securitization No. 2. As of September 30, 2007, we had $272.0 million outstanding under this facility. Borrowings under Amended Credit Facility No. 2 bear interest (a) in the case of loans with an interest rate based on the ABR plus 0.50%, an annual rate equal to the ABR plus 0.25% or (b) in the case of loans with an interest rate based on the EDR, an annual rate equal to the EDR plus 1.25% per annum. The interest rate at September 30, 2007 was 7.00%. Additionally, we are subject to a 0.125% per annum fee on any unused portion of the total committed facility. We are also required to pay customary agency fees. The facility has no restrictions on the amount of dividends we can pay, provided we are not in default.

Credit Facility No. 3, with an outstanding balance of $73.3 million as of June 30, 2007, was repaid in full in July of 2007 out of the proceeds of Securitization No. 2.

From time to time, we also enter into repurchase agreements to finance certain of our securities available for sale. Repurchase agreements are agreements to sell securities to a counterparty with the simultaneous agreement to repurchase the same or substantially identical securities from the same counterparty at a later date with accrued interest. Repurchase agreements normally do not constitute economic sales and are therefore treated as collateralized financing transactions and are carried at the amount of cash received with the underlying securities sold continuing to be recognized as securities available for sale. Interest incurred on repurchase agreements is reported in interest expense. At September 30, 2007, we had three outstanding repurchase agreements totaling $67.5 million. Two of the repurchase agreements provide for the payment of interest at one-month LIBOR plus 0.50% and one of the agreements provides for the payment of interest at one-month LIBOR plus 0.75%. At September 30, 2007, the weighted average interest rate on our repurchase agreements was 6.26% per annum. The repurchase agreements provide for an original term to maturity ranging from one to nine months. If we cannot renew or replace these repurchase agreements as they mature we will be required to repay them from internal funds or find alternative sources of financing, as to which no assurance can be given.

Our debt obligations contain various customary non-financial loan covenants. Such covenants do not, in management’s opinion, materially restrict our investment strategy or our ability to raise capital. We are in compliance with all of our loan covenants as of September 30, 2007.

Securitizations

In connection with Securitization No. 1, two of our subsidiaries, ACS Aircraft Finance Ireland plc and ACS Aircraft Finance Bermuda Limited issued $560.0 million of Class A-1 notes, or the ‘‘ACS 1 Notes.’’ The ACS 1 Notes mature on June 20, 2031. The ACS 1 Notes provide for monthly payments of interest at a floating rate of one-month LIBOR plus 0.27%, which at September 30, 2007 was 6.02%, and scheduled payments of principal. We entered into a series of interest rate hedging contracts intended to hedge the interest rate exposure associated with issuing floating-rate obligations backed by primarily fixed-rate lease assets. These contracts, together with the related guarantee premium, the spread referenced above and other costs of trust administration, result in a fixed rate cost of 6.60% per annum, after the amortization of issuance fees and expenses.

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

As of September 30, 2007, the ACS 2 Group had used the proceeds from the sale of the ACS 2 Notes to acquire all 59 aircraft from us and we paid certain expenses incurred in connection with the ACS 2 Certificates offering of approximately $12.6 million. We used a portion of Securitization No. 2 to repay amounts owed on Credit Facility No. 2. The ACS 2 Notes provide for monthly payments of interest at a floating rate of one-month LIBOR plus 0.26%, which at September 30, 2007 was 6.08%, and scheduled payments of principal. The terms of Securitization No. 2 require the ACS 2 Group to satisfy certain financial covenants, including the maintenance of debt service coverage ratios. The ACS 2 Groups’ compliance with these covenants depends substantially upon the timely receipt of lease payments from their lessees. In particular, during the first five years from issuance, Securitization No. 2 has an amortization schedule that requires that lease payments be applied to reduce the outstanding principal balance of the indebtedness so that such balance remains at 60.6% of the Initial Appraised Value of the aircraft, decreased over time by an assumed amount of depreciation. During the first five years of the transaction, subject to compliance with the debt service coverage ratio test in years four and five, all cash flows attributable to the underlying aircraft after payment of expenses, interest and scheduled principal payments, or excess securitization cash flows, will be available for distribution to us. We have used and intend to use the excess securitization cash flow to pay dividends and to make additional investments. We expect to refinance the notes on or prior to June 2012. In the event that the notes are not repaid on or prior to June 2012, the excess securitization cash flow will be used to repay the principal amount of the notes and will not be available to us to pay dividends to our shareholders. If during year four or five of the transaction, the debt service coverage ratio test fails on two consecutive payment dates the excess securitization cash flow will be used to repay the principal amount of the notes and will not be available to us to pay dividends to our shareholders or make additional investments.

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

Contractual Obligations

Our contractual obligations consist of principal and interest payments on variable rate liabilities, obligations under binding letters of intent to purchase aircraft and rent payments pursuant to our office leases. Total contractual obligations increased from $1.69 billion at the end of 2006 to approximately $5.06 billion at September 30, 2007 due primarily to an increase in aircraft purchase obligations. The primary reason for the increase is:

•	The closing of Securitization No. 2 in June 2007; and

•	The increase in purchase obligations mainly due to the Airbus A330F Agreement in June 2007, the remaining purchase obligations under the GAIF transaction and the 747 PDP Credit Facility.

The following table presents our actual contractual obligations and their maturity dates as of September 30, 2007:

	Payments Due By Period as of September 30, 2007
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
	(Dollars in thousands)
Securitization No. 1(1)	$704,749	$54,824	$108,541	$195,264	$346,120
Securitization No. 2(1)	1,631,970	110,920	246,322	248,966	1,025,762
747 PDP Credit Facility (2)	66,632	66,632	—	—	—
Amended Credit Facility No. 2(2)	296,084	24,545	271,539	—	—
Repurchase agreements(2)	69,037	69,037	—	—	—
Operating leases(3)	5,806	952	1,938	1,983	933
Purchase obligations(4)(5)	2,288,244	1,169,315	556,567	562,362	—
Total	$5,062,522	$1,496,225	$1,184,907	$1,008,575	$1,372,815

(1)	Includes interest on variable rate, LIBOR-based instruments at the September 30, 2007 rate and principal payments based on amortization schedules through October 2015 and February 2018 that require the securitizations’ cash flows be applied to the outstanding principal balance of the indebtedness so that the loan to assumed aircraft values are held constant until the securitizations’ fifth anniversaries, after which all excess cash flow is required to reduce the principal balances of the indebtedness. We expect that the securitization principal balance will be refinanced in full on or before June 2011 and June 2012, respectively.
(2)	Includes interest on variable rate, LIBOR-based instruments at the September 30, 2007 rate.
(3)	Represents contractual payments on our office leases in Stamford, Connecticut and Dublin, Ireland.
(4)	At September 30, 2007, we had purchase agreements or binding letters of intent to acquire 42 aircraft, including twelve from GAIF and fifteen from Airbus. As of November 7, 2007, eight of the aircraft were subsequently acquired; the remaining letters of intent are still pending. As of November 7, 2007, we executed binding letters of intent to purchase seven additional aircraft. Purchase agreements and binding letters of intent are subject to certain conditions to closing and there can be no assurance that such conditions will be satisfied and these acquisitions consummated.
(5)	Two aircraft included in the Company’s commitments as of September 30, 2007, were subsequently removed from the GAIF Acquisition Agreement.

Our hedging transactions using derivative instruments and our securities repurchase transactions also involve counterparty credit risk. The counterparties to our derivative arrangements and repurchase agreements are major financial institutions rated A1 or higher by Moody’s. As a result, we do not anticipate that any of these counterparties will fail to meet their obligations.

However, there can be no assurance that we will be able to adequately protect against this risk and will ultimately realize an economic benefit from our hedging strategies or recover the full value of the securities underlying our repurchase agreements in the event of a default by a counterparty.

Margin Calls

Our repurchase agreements and interest rate derivative instruments are also subject to margin calls based on the value of the underlying security and the level of interest rates. Margin calls resulting from decreases in the value of our debt instruments or mark-to-market losses on our derivative instruments due to decreasing interest rates could require that we post additional collateral. Management believes that we maintain adequate cash reserves and liquidity to meet any reasonably possible margin calls resulting from these risks, but can make no assurances that we will have adequate additional collateral under all potential scenarios. At December 31, 2006 and September 30, 2007, we had margin deposits in the amount of $4.3 million and $0.6 million, respectively.

Capital Expenditures

We make capital expenditures from time to time in connection with improvements made to our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the nine months ended September 30, 2006 and 2007, we incurred a total of $2.9 million and $7.4 million of capital expenditures related to the acquisition of aircraft.

As of September 30, 2007, the weighted average (by net book value) age of our owned aircraft was approximately 9.48 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Under our leases, the lessee is primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement. At September 30, 2007, $153.4 million of maintenance reserves paid by lessees is reflected as a liability on our balance sheet. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make additional contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2007.

Foreign Currency Risk and Foreign Operations

At September 30, 2007, all of our lease rentals are payable in U.S. dollars. However, we incur Euro and Singapore dollar denominated expenses in connection with our subsidiary in Ireland and branch office in Singapore. As of September 30, 2007, 11 of our 65 employees were based in Ireland and three were based in Singapore. For the nine months ended September 30, 2007, expenses denominated in currencies other than the U.S. dollar, such as payroll and office costs, aggregated to approximately $4.0 million in U.S. dollar equivalents and represented approximately 15% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, it is likely that our international operations and our exposure to foreign currency risk will increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases we may enter into hedging transactions in the future to mitigate this risk. For the three months ended September 30, 2006, we recorded a net gain of $36 thousand and for the three months ended September 30, 2007, we recorded a net loss of $15 thousand on foreign currency transactions. For the nine months ended September 30, 2006 and 2007 we recorded net gains of $12 thousand and $8 thousand, respectively.

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

Changes in interest rates may also impact our net book value as our debt investments and derivatives are periodically marked-to-market through stockholders’ equity. Generally, as interest rates increase the value of our fixed rate debt investments decrease. The magnitude of the decrease is a function of the difference between the coupon rate and the current market rate of interest, the average life of the securities and the face amount of the securities. We are also exposed to loss on (i) our fixed pay interest rate swaps to the extent interest rates decrease below the contractual fixed rates of our swaps and (ii) our other derivative instruments. In general, we would expect that over time, decreases in the value of our debt investments attributable to interest rate changes will be offset to some degree by increases in the value of our derivative instruments, and vice versa. However, our policy is to hedge only a portion of the variable rate interest payments on our outstanding and/or expected future debt obligations rather than hedge the amount of our investments; therefore, our assets remain partially un-hedged. Furthermore, the relationship between spreads on debt investments and spreads on derivative instruments may vary from time to time, resulting in a net aggregate book value increase or decrease. Changes in the general level of interest rates also can affect our ability to acquire new investments and our ability to realize gains from the settlement of such assets.

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

We held the following interest rate derivative contracts as of September 30, 2007:

Hedged Item	Current/ Starting Notional Amount	Effective Date	Mandatory Early Termination Date	Maturity Date	Maximum Notional Amount	Floating Rate	Fixed Rate	Fair Value of Derivative Asset or (Liability)
Securitization No. 1	$532,999	Jun-06	N/A	Jun-16	$560,000	1M LIBOR + 0.27%	5.78%	$(16,865)
Securitization No. 2	1,160,233	Jun-07	N/A	Jun-12	1,170,000	1M LIBOR	5.25% to 5.36%	(24,460)
Revolving Credit Facility	28,000	Jun-07	Dec-11	Jan-12	203,000	1M LIBOR	4.89%	(753)
Amended Credit Facility No. 2	190,000	Jun-07	Jun-08	Feb-13	440,000	1M LIBOR	4.88%	(2,477)
Amended Credit Facility No. 2	90,000	Jul-07	Aug-08	Dec-17	150,000	1M LIBOR	5.14%	(1,408)
Amended Credit Facility No. 2	248,000	Aug-07	Nov-08	May-13	248,000	1M LIBOR	5.33%	(4,894)
Future debt and securitization	40,000	Jan-08	Feb-09	Feb-19	360,000	1M LIBOR	5.16%	(2,808)
Future debt and securitization	5,000	May-08	Sep-09	Mar-14	55,000	1M LIBOR	5.41%	(1,228)
Future debt and securitization	46,000	Apr-10	Nov-11	Oct-15	231,000	1M LIBOR	5.17%	464
Future debt and securitization	95,000	Jan-11	May-12	Apr-16	238,000	1M LIBOR	5.23%	673
Future debt and securitization	143,000	Jul-11	Oct-12	Sep-16	238,000	1M LIBOR	5.27%	776
Repurchase Agreement	2,900	Jun-05	N/A	Mar-13	2,900	1M LIBOR	4.21%	94
Repurchase Agreement	5,000	Dec-05	N/A	Sep-09	5,000	3M LIBOR	4.94%	(22)
Repurchase Agreement	39,000	Feb-06	N/A	Jul-10	74,000	1M LIBOR	5.02%	(190)
Total	$2,625,132				$3,974,900			$(53,098)

Related Party Transactions

Prior to our initial public offering, substantially all of the ownership interests in Aircastle were beneficially owned by certain funds managed by affiliates of Fortress Investment Group LLC, which we refer to as the Fortress Shareholders, and by our employees. In 2004, the Fortress Shareholders committed to invest $400.0 million of equity in Aircastle, all of which was invested as of December 31, 2005. On February 8, 2006, the Fortress Shareholders contributed an additional $36.9 million in exchange for 3,693,200 of our common shares. On July 21, 2006, we returned the $36.9 million to the Fortress Shareholders in exchange for the cancellation of 3,693,200 of our common shares.

In conjunction with the follow-on public offering of our common shares on October 10, 2007, certain Fortress Shareholders offered 11,000,000 secondary common shares in a public offering, including 1,000,000 common shares from the selling Fortress Shareholders pursuant to the underwriter’s option to cover over-allotments. Following this offering, funds managed by the Fortress Shareholders and certain officers of Fortress Investment Group LLC beneficially own approximately 39% of the Company’s common shares. The Company did not receive any funds from this secondary offering by the Fortress Shareholders.

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

EBITDA is not an alternative to net income, income from operations or cash flows provided by or used in operations as calculated and presented in accordance with GAAP. You should not rely on EBITDA as a substitute for any such GAAP financial measure. We strongly urge you to review the reconciliation of EBITDA to GAAP net income (loss), along with our consolidated financial statements included elsewhere in this report. We also strongly urge you to not rely on any single financial measure to evaluate our business. In addition, because EBITDA is not a measure of financial performance under GAAP and is susceptible to varying calculations, the EBITDA measure, as presented in this report, may differ from and may not be comparable to similarly titled measures used by other companies. The table below shows the reconciliation of net income to EBITDA for the three and nine months ended September 30, 2006 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2006	2007	2006	2007
Net income	$15,182	$32,470	$31,412	$92,079
Depreciation	15,502	34,980	35,740	84,378
Amortization	(1,475)	(3,241)	(3,093)	(6,673)
Interest, net	14,069	27,074	34,147	63,151
Income tax provision	1,742	1,857	4,380	4,935
Earnings from discontinued operations, net of income taxes	(470)	—	(4,557)	(11,594)
EBITDA	$44,550	$93,140	$98,029	$226,276

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

	Face/Notional/ Market Value amount September 30, 2007	Face/Notional Amount Maturing Twelve Months Ended September 30,						Fair Value September 30, 2007
(Dollars in thousands)		2008	2009	2010	2011	2012	Thereafter
Fixed Rate Assets
Securities Available for Sale	$101,484	$22,059	$19,818	$37,855	$5,336	$664	$15,752	$100,516
Weighted average coupon rate, end of period	7.77%	7.78%	7.82%	8.04%	8.10%	8.15%	8.15%
Security Held Until Maturity	$14,293	$14,293	$—	$—	$—	$—	$—	$14,201
Average interest rate	8.88%	8.88%
Variable Rate Liabilities
Borrowed under Credit Facilities	$336,165	$69,325	$266,840	$—	$—	$—	$—	$336,165
Weighted average interest rate end of period	6.94%	5.75%	—	—	—	—	—	—
Securitized Notes
Notes Issued	$1,693,232	$63,163	$80,366	$83,871	$92,541	$183,682	$1,189,609	$1,693,232
Weighted average interest rate, end of period	6.06%	4.77%	4.94%	5.13%	5.36%	5.53%
Repurchase Obligations	$67,506	$67,506	$—	$—	$—	$—	$—	$67,506
Weighted average interest rate, end of period	6.26%	—	—	—	—	—	—	—
Interest Rate Swaps Related to Repurchase Obligations
Pay fixed/receive variable	$46,900	$11,500	$14,500	$18,000	$—	$—	$2,900	$(118)
Weighted average pay fixed rate	4.96%	4.94%	4.88%	4.21%	4.21%	4.21%	—	—
Weighted average receive variable rate, end of period	5.14%	4.50%	4.68%	4.87%	5.10%	5.26%	—	—
Interest Rate Forwards Related to Securitization No. 1
Notional Amounts	$532,999	$22,825	$23,952	$25,113	$78,268	$38,869	$343,972	$(16,865)
Weighted average pay fixed rate	5.78%	5.78%	5.78%	5.78%	5.78%	5.78%	—	—
Weighted average receive variable rate, end of period	5.39%	4.77%	4.95%	5.14%	5.37%	5.53%	—	—

	Face/Notional/ Market Value amount September 30, 2007	Face/Notional Amount Maturing Twelve Months Ended September 30,						Fair Value September 30, 2007
(Dollars in thousands)		2008	2009	2010	2011	2012	Thereafter
Interest Rate Forwards Related to Securitization No. 2
Notional Amounts	$1,160,233	$40,338	$56,414	$58,758	$43,441	$961,282	$—	$(24,460)
Weighted average pay fixed rate	5.26%	5.26%	5.25%	5.25%	5.30%		—	—
Weighted average receive variable rate, end of period	5.12%	4.50%	4.68%	4.87%	5.10%		—	—
Interest Rate Forwards Related to Credit Facility No. 2 and Future Borrowings
Notional Amounts	$556,000	$(623,000)	$(79,000)	$(162,000)	$(356,000)	$115,000	$1,661,000	$(10,902)
Weighted average pay fixed rate	5.12%	5.08%	5.07%	5.07%	5.14%	5.15%	—	—
Weighted average receive variable rate, end of period	5.12%	4.50%	4.68%	4.87%	5.10%	5.26%	—	—

The increase in debt investments from December 31, 2006 to September 30, 2007 related to the purchase of one debt security, net principal repayments on debt investments and changes in fair value. In addition, during the nine months ended September 30, 2007, we entered into a series of interest rate swaps to hedge variable interest rate payments associated with Securitization No. 2. We also entered into nine other interest rate swaps to hedge variable interest rate payments on debt we expect to incur to finance aircraft acquisitions over the next several years, and terminated two existing interest rate swap agreements and one interest rate forward contract upon the completion of Securitization No. 2.

Item 4.	Controls and Procedures

a)    Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures were effective.

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

Item 1a.    Risk Factors

There have been no material changes to the disclosure related to the risk factors described in our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults upon Senior Securities

None

Item 4.    Submission of Matters to Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated as of January 21, 2007 by and among the Sellers listed on Schedule 1-A, each of which is a direct or indirect subsidiary of Guggenheim Aviation Investment Fund, LP, a Delaware limited partnership; and the Purchasers listed on Schedule 1-B, each of which is a direct or indirect subsidiary of Aircastle Limited, a Bermuda exempted company.††
3.1	Memorandum of Association†
3.2	Bye-laws†
4.1	Specimen Share Certificate†
4.2	Amended and Restated Shareholders Agreement among Aircastle Limited and Fortress Investment Fund III LP, Fortress Investment Fund III (Fund B) LP, Fortress Investment Fund III (Fund C) LP, Fortress Investment Fund III (Fund D) L.P., Fortress Investment Fund III (Fund E) LP, Fortress Investment Fund III (Coinvestment Fund A) LP, Fortress Investment Fund III (Coinvestment Fund B) LP, Fortress Investment Fund III (Coinvestment Fund C) LP, Fortress Investment Fund III (Coinvestment Fund D) L.P., Drawbridge Special Opportunities Fund LP, Drawbridge Special Opportunities Fund Ltd. and Drawbridge Global Macro Master Fund Ltd.†
10.44	Third Amendment, dated as of August 20, 2007, to the Credit Agreement (2006-B), dated as of December 15, 2006, by and among Aircastle Limited, an exempted company organized and existing under the laws of Bermuda, Aircastle Holding Corporation Limited, an exempted company organized and existing under the laws of Bermuda, Aircastle Ireland Holding Limited, a limited liability company incorporated in Ireland, JPMorgan Chase Bank, N.A., as administrative agent and certain lenders from time to time parties thereto.*
10.45	Second Amendment, dated as of September 14, 2007, to the Amended and Restated Credit Agreement, dated as of December 14, 2006, by and among Aircastle Investment Holdings 2 Limited, Aircastle Ireland No. 1 Limited, Aircastle Ireland No. 3 Limited, and certain borrowers, as Borrowers, JPMorgan Chase Bank, N.A., Bear Stearns Corporate Lending Inc. and Citicorp North America, Inc., as Lenders, and JPMorgan Chase Bank, N.A., as Agent.**
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Incorporated by reference to the Company’s registration statement on Form S-1, filed with the SEC on June 2, 2006, as amended on July 10, 2006, July 25, 2006 and August 2, 2006.
††	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on January 25, 2007.
*	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on August 20, 2007.
**	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on September 18, 2007.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIRCASTLE LIMITED (Registrant)
Date: November 9, 2007	By:	/s/ Aaron Dahlke
Aaron Dahlke
Chief Accounting Officer and Authorized Officer