Form 10-K
period 2007-12-31
Aircastle LTD
filed 2008-02-28
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007

or

    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                   to

Commission file number 001-32959

AIRCASTLE LIMITED

(Exact name of Registrant as Specified in its Charter)

Bermuda	98-0444035
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

300 First Stamford Place, 5th Floor, Stamford, Connecticut 06902

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer		Accelerated Filer
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

    Yes           No

The aggregate market value of the Registrant’s Common Shares based upon the closing price on the New York Stock Exchange on June 29, 2007 (the last business day of registrant’s most recently completed second fiscal quarter), beneficially owned by non-affiliates of the Registrant was approximately $988.6 million. For purposes of the foregoing calculation, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and executive officers and shareholders owning 10% or more of the outstanding common shares of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

As of February 21, 2008, there were 78,560,176 outstanding shares of the registrant’s common shares, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Documents of Which Portions Are Incorporated by Reference	Parts of Form 10-K into Which Portion of Documents Are Incorporated
Proxy Statement for Aircastle Limited 2008 Annual General Meeting of Shareholders	Part III (Items 10, 11, 12, 13 and 14)

SAFE HARBOR STATEMENT UNDER THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain items in this Annual Report on Form 10-K (this ‘‘report’’), and other information we provide from time to time may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not necessarily limited to, statements relating to our ability to acquire, sell and lease aircraft, issue aircraft lease-backed securities or raise other long-term debt on attractive terms, anticipate, manage and address industry trends and their effect on our business, pay and grow dividends, realize gains or income from our debt investments, obtain required licenses and governmental approvals, obtain favorable tax treatment, extend, modify or replace existing financing and increase revenues, earnings, and EBITDA. Words such as ‘‘anticipate(s),’’ ‘‘expect(s),’’ ‘‘intend(s),’’ ‘‘plan(s),’’ ‘‘project(s),’’ ‘‘believe(s),’’ ‘‘will,’’ ‘‘would,’’ ‘‘should,’’ ‘‘seek(s),’’ ‘‘estimate(s)’’ and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements; Aircastle Limited can give no assurance that its expectations will be attained. Factors that could cause actual results to differ materially from Aircastle Limited’s expectations include, but are not limited to, our customer concentration; our ability to obtain additional capital to finance our working capital needs and our growth and to refinance our short-term debt financings with longer-term debt financings; our ability to acquire aircraft at attractive prices; our continued ability to obtain favorable tax treatment in Bermuda, Ireland and other jurisdictions; our ability to pay or maintain dividends; our ability to lease aircraft at favorable rates; an adverse change in the value of our aircraft; the possibility that conditions to closing of certain transactions will not be satisfied; our ability to realize gains or income from, and to continue to finance, our debt investments; general economic conditions and economic conditions in the markets in which we operate; competitive pressures within the industry and/or markets in which we operate; the creditworthiness of our airline customers; interest rate fluctuations; margin calls on our interest rate hedges; our ability to obtain certain required licenses and approvals; the impact of future terrorist attacks or wars on the airline industry; our concentration of leases in certain geographical regions; and other risks detailed from time to time in Aircastle’s filings with the Securities and Exchange Commission (‘SEC’’), including ‘‘Item 1A. Risk Factors,’’ and elsewhere in this report. Such forward-looking statements speak only as of the date of this report. Aircastle Limited expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

WEBSITE AND ACCESS TO COMPANY’S REPORTS

The Company’s Internet website can be found at www.aircastle.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website under ‘‘Investors — SEC Filings’’ as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.

Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and Board of Directors committee charters (including the charters of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee) are available free of charge through our website under ‘‘Investors — Corporate Governance’’. In addition, our Code of Ethics for Chief Executive and Senior Financial Officers, which applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Treasurer and Controller, is available in print, free of charge, to any shareholder upon request to Investor Relations, Aircastle Limited, c/o Aircastle Advisor LLC, 300 First Stamford Place, 5th Floor, Stamford, Connecticut 06902.

The information on the Company’s website is not part of, or incorporated by reference, into this report, or any other report we file with, or furnish to, the SEC.

PART I.

ITEM 1 — BUSINESS

Unless the context suggests otherwise, references in this report to ‘‘Aircastle,’’ the ‘‘Company,’’ ‘‘we,’’ ‘‘us,’’ or ‘‘our’’ refer to Aircastle Limited and its subsidiaries. References in this report to ‘‘AL’’ refer only to Aircastle Limited. References in this report to ‘‘Aircastle Bermuda’’ refer to Aircastle Holding Corporation Limited and its subsidiaries. References in this report to ‘‘Fortress’’ refer to Fortress Investment Group LLC, affiliates of which manage the Fortress funds, and certain of its affiliates and references to the ‘‘Fortress funds’’ or ‘‘Fortress Shareholders’’ refer to AL shareholders which are managed by affiliates of Fortress. Throughout this report, when we refer to our aircraft, we include aircraft that we have transferred into grantor trusts or similar entities for purposes of financing such assets through securitizations. These grantor trusts or similar entities are consolidated for purposes of our financial statements. All amounts in this report are expressed in U.S. dollars and the financial statements have been prepared in accordance with U.S. generally accepted accounting principles or GAAP.

We are a global company that acquires and leases high-utility commercial jet aircraft to passenger and cargo airlines throughout the world. High-utility aircraft are generally modern, operationally efficient jets with a large operator base and long useful lives. As of December 31, 2007, our aircraft portfolio consisted of 133 aircraft that were leased to 58 lessees located in 31 countries, including two aircraft being converted to freighter configuration which are subject to leases that will commence upon completion of the conversions, and managed through our offices in the United States, Ireland and Singapore. Typically, our aircraft are subject to net operating leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs, although, in a majority of cases, we are obligated to pay a portion of specified maintenance or modification costs. We also make investments in other aviation assets, including debt investments secured by commercial jet aircraft. As of February 21, 2008, we had acquired and committed to acquire aviation assets having an aggregate purchase price equal to $4.2 billion and $1.5 billion, respectively, for a total of approximately $5.7 billion. Our revenues and income from continuing operations for the year ended December 31, 2007 were $381.1 million and $114.4 million, respectively and for the fourth quarter 2007 were $120.7 million and $33.9 million, respectively.

We expect to benefit from the size and growth of the commercial passenger and cargo aircraft markets and to increase our revenues and earnings by acquiring additional aviation assets to the extent they are accretive to shareholders. The current worldwide mainline commercial fleet (passenger aircraft with 100 seats or more and freighters) consists of nearly 15,000 aircraft and is expected to grow at an average annual growth rate of 4.0% to nearly 33,000 aircraft by 2026, net of retirements. During this period, over 24,000 new aircraft are expected to be delivered, including more than 23,000 passenger aircraft and 900 purpose built freighters, for a total value of approximately $2.8 trillion. In addition, nearly 3,000 passenger aircraft are expected to be converted to freighters during this time period. The market for mainline commercial aircraft is highly fragmented, with nearly 1,000 owners, including airlines, other aircraft lessors and financial institutions.

Both passenger and cargo traffic are expected to continue strong growth trends, with an average annual growth rate through 2026 of 4.9% and 5.8%, respectively. The continued growth in air traffic, driven in large part by emerging markets with strong economic growth and rising levels of per capita air travel, has increased the demand, and lease rates, for certain high-utility aircraft types. We believe that we are well positioned to take advantage of these favorable industry trends with our international platform, experienced management team and flexible capital structure.

We intend to pay regular quarterly dividends to our shareholders and plan to grow our dividends per share through the acquisition of additional aviation assets, using cash on hand and available credit facilities. We expect to finance our acquisitions on a long-term basis using cost effective debt structures such as non-recourse securitizations or similar bank market financings. Securitizations and similarly structured bank market financings allow companies to raise long-term capital by pledging cash flows of an asset pool, such as aircraft leases. In June 2006, we closed our first securitization, which we refer to as Securitization No. 1, a $560.0 million transaction comprising 40 aircraft and related leases, which were refer to as Portfolio No. 1. In June 2007, we closed our second securitization, which we refer to as Securitization No. 2, a $1.17 billion transaction comprising 59 aircraft and related leases, which we refer to as Portfolio No. 2. We expect that long-term debt to refinance our short-term borrowings and to fund additional investments would also be available to us in the secured bank debt market under a broadly similar security structure.

The table below is a summary of our dividend history. These dividends may not be indicative of the amount of any future dividends.

Declaration Date	Dividend per Common Share		Aggregate Dividend Amount	Record Date	Payment Date
July 20, 2006	$0.35		$14,367	July 26, 2006	July 31, 2006
August 2, 2006	$0.156	(1)	6,403	August 1, 2006	August 15, 2006
October 9, 2006	$0.194	(1)	9,992	October 31, 2006	November 15, 2006
December 13, 2006	$0.437	5	22,584	December 29, 2006	January 15, 2007
March 14, 2007	$0.50		33,634	March 30, 2007	April 13, 2007
June 14, 2007	$0.60		40,460	June 29, 2007	July 13, 2007
September 13, 2007	$0.65		43,822	September 28, 2007	October 15, 2007
December 11, 2007	$0.70		55,004	December 31, 2007	January 15, 2008

(1)	Total dividend for quarter of $0.35

Competitive Strengths

We believe that the following competitive strengths will allow us to capitalize on the growth opportunities in the global aviation industry:

•	Diversified portfolio of high-utility aircraft. We have a portfolio of high-utility aircraft that is diversified with respect to geographic markets, number of lessees, end markets (i.e., passenger and freight), lease maturities and aircraft type. As of December 31, 2007, our aircraft portfolio consisted of 133 aircraft comprising a variety of passenger and freighter aircraft types that were leased to 58 lessees located in 31 countries, including two aircraft being converted to freighter configuration which are subject to leases that will commence upon completion of the conversions, and had lease maturities ranging from 2008 to 2020. Our lease expirations are well dispersed, with a weighted average remaining lease term of 5.0 years for aircraft we owned at December 31, 2007. While we seek to place our aircraft on lease to operators and on terms that provide the best risk-adjusted returns, many airlines are in a weak financial condition and suffer from liquidity problems. Accordingly, we believe that our focus on portfolio diversification reduces the risks associated with individual lessee defaults and adverse geopolitical or economic issues, and results in generally predictable cash flows.

•	Disciplined acquisition approach and broad sourcing network. We evaluate the risk-adjusted return of any potential acquisition first as a discrete investment and then from a portfolio management perspective. To evaluate potential acquisitions, we employ a rigorous due diligence process focused on: (i) cash flow generation with careful consideration of macro trends, industry cyclicality and product life cycles; (ii) aircraft specifications and maintenance condition; (iii) when applicable, lessee credit worthiness and the local jurisdiction’s rules for enforcing a lessor’s rights; and (iv) legal and tax implications. We source our acquisitions through well-established relationships with airlines, other aircraft lessors, financial institutions and other aircraft owners. During 2007, we acquired 65 aircraft through 17 separate transactions with 16 different sources.

•	Scalable business platform. We operate globally through offices in the United States, Ireland and Singapore, using a modern asset management system designed specifically for aircraft operating lessors and capable of handling a significantly larger aircraft portfolio. We believe that our facilities, systems and personnel currently in place are capable of supporting an increase in our revenue base and asset base without a proportional increase in overhead costs.

•	Experienced management team with significant expertise. Our management team has significant experience in the acquisition, leasing, financing, technical management, restructuring/repossession and sale of aviation assets. This experience enables us to evaluate a broad range of potential investments in the global aviation industry. With extensive industry contacts and relationships worldwide, we believe our management team is highly qualified to manage and grow our aircraft portfolio and to address our long-term capital needs. In addition, our senior management personnel have extensive experience managing lease restructuring and aircraft repossessions, which we believe is critical to mitigate any potential default exposure.

Growth Strategy

We plan to grow our business and increase our dividends per share by employing the following business strategies:

•	Selectively acquire commercial jet aircraft and other aviation assets. We believe the large and growing aircraft market provides significant acquisition opportunities. We regularly evaluate a large number of potential aircraft acquisition opportunities and expect to continue our investment program through additional passenger and cargo aircraft purchases to the extent attractively priced opportunities are available. In addition, we plan to leverage our experience to make opportunistic acquisitions of other asset-backed aviation assets, including debt investments secured by aviation assets and other non-aircraft aviation assets.

•	Reinvest a portion of the cash flows generated in our business in additional aviation assets. Aircraft have a finite useful life. Through our strategy of reinvesting a portion of our cash flows in our business, we will seek to maintain our asset base, while paying a regular quarterly cash dividend to our shareholders.

•	Maintain an efficient capital structure. We expect to finance aircraft acquisitions on a long-term basis using aircraft lease portfolio securitizations or other debt structures to obtain cost effective non-recourse financing. We believe that our long-term debt structure and dividend payment strategy result in a competitive cost of capital over time and a high degree of financial flexibility, allowing us to capitalize on favorable market conditions to acquire additional aircraft and other aviation assets to optimize the return on our investments and to grow our business.

We also believe our team’s capabilities in the global aircraft leasing market place us in a favorable position to explore new income-generating activities such as originating and managing third-party investment funds. Moreover, we believe our expertise and contacts in the air freight market may also give rise to alternative investment opportunities.

Acquisitions

We source our acquisitions through well-established relationships with airlines, other aircraft lessors, financial institutions and brokers, as well as other sources. We believe that sourcing acquisitions both globally and through multiple channels provides for a broad and relatively consistent set of investment opportunities.

On January 22, 2007, we entered into an asset purchase agreement, which we refer to as the GAIF Acquisition Agreement, with affiliates of Guggenheim Aviation Investment Fund LP, or GAIF, pursuant to which we agreed to acquire 38 aircraft for an aggregate base purchase price of approximately $1.595 billion, subject to certain agreed adjustments. On November 7, 2007, we agreed with GAIF to remove two aircraft from the GAIF Acquisition Agreement, reducing the total number of aircraft to be acquired to 36, with an aggregate base purchase price of approximately $1.465 billion. For certain of the aircraft, we agreed to make accelerated payments to the relevant sellers and acquire their rights and obligations under the seller’s purchase or freighter conversion agreement, with final payment and delivery of the aircraft to us being made upon delivery by the manufacturer or seller, or completion of the conversion process. We acquired 28 aircraft in 2007 related to this transaction, and of the remaining eight aircraft, we expect to acquire seven in 2008 and one in February 2009. We have made accelerated payments to the relevant GAIF sellers in relation to certain of the aircraft remaining to be delivered in 2008 and 2009.

On June 20, 2007, we entered into an acquisition agreement, which we refer to as the Airbus A330F Agreement with Airbus SAS, or Airbus, under which we agreed to acquire fifteen new A330-200F freighter aircraft, or the New A330F Aircraft. Pre-delivery payments for each aircraft are payable to Airbus and are refundable to us only in limited circumstances. We agreed to separate arrangements with Rolls-Royce PLC, or Rolls-Royce, and Pratt & Whitney, or P&W, pursuant to which we committed to acquire aircraft engines for the New A330F Aircraft. We agreed to acquire six shipsets of Trent 772B engines from Rolls-Royce and were granted options to acquire an additional four shipsets. We also committed to acquire five shipsets of PW4170 engines from P&W, and were granted options to acquire an additional five shipsets. Each shipset consists of two engines. The New A330F Aircraft are scheduled for delivery between June 2010 and November 2011, with five scheduled for delivery in 2010. Under limited circumstances, we have the right to change certain delivery positions from A300-200F freighter configuration aircraft to A330-200 passenger configuration aircraft.

We have an experienced acquisitions team based in Stamford, Connecticut; Dublin, Ireland and Singapore that maintains strong relationships with a wide variety of market participants throughout the world. We believe that our seasoned personnel and extensive industry contacts facilitate our access to acquisition opportunities.

Potential investments are evaluated by teams consisting of marketing, engineering/technical, credit, financial and legal professionals. These teams consider a variety of aspects before we commit to purchase an aircraft, including its price, specification/configuration, age, condition and maintenance history, operating efficiency, lease terms, financial condition and liquidity of the lessee, jurisdiction, industry trends and future redeployment potential and values, among other factors. We believe that utilizing a cross-functional team of experts to consider the investment parameters noted above will help us assess more completely the overall risk and return profile of potential acquisitions and will help us move forward expeditiously on letters of intent and acquisition documentation. Our letters of intent are typically non-binding prior to internal approval, and upon internal approval are binding subject to the fulfillment of customary closing conditions.

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

We intend to continue funding aircraft acquisitions initially through borrowings under our short-term credit facilities and to repay all or a portion of such borrowings from time to time with the net proceeds from subsequent long-term debt financings and additional equity offerings. Therefore, our ability to execute our business strategy, particularly the acquisition of additional commercial jet aircraft or other aviation assets, depends to a significant degree on our ability to obtain additional debt and equity capital on terms we deem attractive. Given our existing commitments and the volume of potential aircraft acquisitions, we expect to execute additional long-term debt financing and/or additional equity offerings during the course of the next 12 months. We also intend to extend, modify or replace our short-term credit facilities in 2008. However, the level of new investment activity and, in turn, financing requirements will be driven by the attractiveness of new investment opportunities available to us. Decisions by investors and lenders to enter into such transactions with us will depend upon a number of factors, such as our historical and projected performance, compliance with the terms of our current credit arrangements, industry and market trends, the availability of capital and the relative attractiveness of alternative investments. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facilities, — Securitizations, and — Equity Offerings.’’

Segments

We manage our business and analyze and report our results of operations on the basis of two business segments, Aircraft Leasing and Debt Investments. We present our segment information on a contribution margin basis consistent with the information that our Chief Executive Officer (the chief operating decision maker) reviews in assessing segment performance and allocating resources. Contribution margin includes revenue, depreciation, interest expense and other expenses that are directly connected to our business segments. We believe contribution margin is an appropriate measure of performance because it reflects the marginal profitability of our business segments, excluding overhead.

Aircraft Leases

Typically, we lease our aircraft on an operating lease basis. Under an operating lease, we retain the benefit, and bear the risk, of re-leasing and of the residual value of the aircraft upon expiry or early termination of the lease. Operating leasing can be an attractive alternative to ownership for airlines because leasing (i) increases fleet flexibility, (ii) requires a lower capital commitment for the airline, and (iii) significantly reduces aircraft residual value risk for the airline. Under our leases, the lessees agree to lease the aircraft for a fixed term, although certain of our operating leases allow the lessee the option to extend the lease for an additional term. As a percentage of total revenue for the year ended December 31, 2007, our two largest customers, U.S. Airways, Inc. and Sterling Airlines A/S, accounted for 12% and 7%, respectively. As of December 31, 2007, the weighted average (by net book value) remaining term of our leases for aircraft we owned at December 31, 2007 was 5.0 years with scheduled expirations ranging from 2008 through 2020. The maturities of these leases by aircraft type grouping were as follows:

	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	Total
A319/A320/A321	1	5	4	3	6	—	3	1	5	—	—	—	—	28
A330-200/300	—	—	3	2	5	—	1	—	—	—	—	—	—	11
737-300/400/500	2	7	7	—	6	—	4	2	—	—	—	—	—	28
737-700/800	—	2	3	4	4	7	6	—	—	—	—	—	1	27
747-400/400BCF/400ERF	2	—	—	—	—	—	1	—	1	4	2	—	—	10
757-200/200ER	2	—	2	1	1	5	1	1	—	—	—	—	—	13
767-200ER/300ER	1	3	2	—	6	1	—	—	—	—	—	—	—	13
Other Aircraft Types	—	—	—	1	—	2	—	—	—	—	—	—	—	3
Total	8	17	21	11	28	15	16	4	6	4	2	—	1	133

With regard to the eight aircraft having 2008 scheduled lease expiries, as of December 31, 2007, two are committed for sale upon return from the existing lessee, three are subject to commitments for lease to new customers upon return from the existing lessee, two are scheduled to be inducted into freighter conversion following completion of existing short-term leases in passenger configuration (one of which is committed for lease upon completion of the conversion) and one is actively being marketed for lease.

Lease Payments and Security.    Each of our leases requires the lessee to pay periodic rentals during the lease term. Rentals on most of our leases are fixed for the base lease term, although rentals under our leases may instead be payable on a floating interest-rate basis. Most lease rentals are payable either monthly or quarterly in advance. All of the leases are payable in U.S. dollars.

Under our leases, the lessee must pay operating expenses accrued or payable during the term of the lease, which would normally include maintenance, overhaul, fuel, crew, landing, airport and navigation charges, certain taxes, licenses, consents and approvals, aircraft registration and insurance premiums. Typically, under an operating lease, the lessee is required to make payments for heavy maintenance, overhaul or replacement of certain high-value components of the aircraft. These maintenance payments are based on hours or cycles of utilization or on calendar time, depending upon the component, and are required to be made monthly in arrears or at the end of the lease term. Whether to permit a lessee to make maintenance payments at the end of the lease term, rather than requiring such payments to be made monthly, depends on a variety of factors, including the creditworthiness of the lessee, the level of security deposit which may be provided by the lessee and market conditions at the time. If a lessee is making monthly maintenance payments, we would typically be obligated to use the funds paid by the lessee during the lease term to reimburse the lessee for costs they incur for heavy maintenance, overhaul or replacement of certain high-value components, usually shortly following completion of the relevant work. In addition, many of our leases contain provisions which may require us to pay a portion of such costs in excess of the amounts paid to us by the lessee on a monthly basis, although the timing of the maintenance, overhaul or replacement of the relevant components and the actual cost of the work will determine the portion of the excess, if any, we must pay. As part of our due diligence review of each aircraft we purchase, we prepare an estimate of the expected maintenance payments and any excess costs which may become payable by us, taking into consideration the then-current maintenance status of the aircraft and the relevant provisions of any existing lease. If our estimates prove to be incorrect, or if the lessee is unable to make maintenance payments that come due, our costs associated with maintenance of the aircraft might increase, thereby adversely affecting our net income and cash flow.

Many of our leases also contain provisions requiring us to pay a portion of the cost of modifications to the aircraft performed by the lessee at its expense, if such modifications are mandated by recognized airworthiness authorities. Typically, these provisions would set a threshold, below which the lessee would not have a right to seek reimbursement and above which we may be required to pay a portion of the cost incurred by the lessee. The lessees are obliged to remove liens on the aircraft other than liens permitted under the leases.

Our leases generally provide that the lessees’ payment obligations are absolute and unconditional under any and all circumstances and require lessees to make payments without withholding payment on account of any amounts the lessor may owe the lessee or any claims the lessee may have against the lessor for any reason, except that under certain of the leases a breach of quiet enjoyment by the lessor may permit a lessee to withhold payment. The leases also generally include an obligation of the lessee to gross up payments under the lease where lease payments are subject to withholdings and other taxes, although there may be some limitations to the gross up obligation, including provisions which do not require a lessee to gross up payments if the withholdings arise out of our ownership or tax structure. In addition, changes in law may result in the imposition of withholding and other taxes and charges that are not reimbursable by the lessee under the lease or that cannot be so reimbursed under applicable law. Lessees may fail to reimburse us even when obligated under the lease to do so. Our leases also generally require the lessee to indemnify the lessor for tax liabilities relating to the leases and the aircraft including, in most cases, value added tax and stamp duties, but excluding income tax or its equivalent imposed on the lessor. Our leases require the lessees to pay interest on any overdue amounts.

Risk Management

Our objective is to build and maintain an operating lease portfolio which is balanced and diversified and delivers returns commensurate with risk. We have portfolio concentration objectives to assist in portfolio risk management and highlight areas where action to mitigate risk may be appropriate, and take into account the following:

•	individual lessee exposures;

•	average portfolio credit quality;

•	geographic concentrations;

•	end market (i.e., passenger and freighter) concentrations;

•	lease maturity concentrations; and

•	aircraft type concentrations.

We have a risk management team which undertakes detailed credit due diligence on lessees when aircraft are being acquired with a lease already in place and for placement of aircraft with new lessees following lease expiry or termination.

Lease Management and Remarketing

Our aircraft re-leasing strategy is to develop opportunities proactively, well in advance of scheduled lease expiration, to enable consideration of a broad set of alternatives, including both passenger and freighter deployments, and to allow for reconfiguration or maintenance lead times where needed. We have invested significant resources in developing and implementing what we consider to be a state-of-the-art lease management information system to enable efficient management of aircraft in our portfolio.

We executed or extended thirteen leases on owned aircraft with scheduled lease expirations in 2007. Overall, these renewals or new leases have a weighted average lease term of 4.9 years at monthly lease rates that are 18% higher than the previous rentals.

Since June 2007, we have purchased three off-lease Boeing 747-400 aircraft. In June 2007, we also entered in a passenger to freighter conversion agreement for these aircraft. The first two aircraft were purchased in June and August and placed on short-term interim leases until their scheduled freighter conversion processes begin during the second and fourth quarters of 2008, respectively. We purchased the third aircraft during the fourth quarter of 2007, and it is now undergoing freighter conversion. We have executed long-term, post-conversion leases for two of these aircraft, and are actively marketing the third aircraft for lease upon completion of the freighter conversion process, currently scheduled for February 2009.

In addition to the three Boeing 747-400 aircraft noted above, during 2007, we acquired eight aircraft that were off-lease at the time of purchase and subsequently executed leases for all of these aircraft with a weighted average lease term of 5.7 years.

For 2008, we have commitments to acquire four aircraft that were not subject to leases when we entered into the GAIF Acquisition Agreement. We also own one debt instrument that is secured by an aircraft. The borrower has elected not to repay the debt at maturity and, accordingly, we expect that in satisfaction of this debt instrument we will take ownership of this additional aircraft during the first quarter of 2008. We executed leases in 2007 for all five of these aircraft.

We had 17 owned aircraft with leases originally scheduled to expire in 2008 and, as of February 21, 2008, we had executed leases or renewals, or commitments to lease or renew, with respect to 14 of these aircraft and we are actively marketing one aircraft. We estimate that for these 15 aircraft, the weighted average lease term for the new leases or renewals will be more than six years with monthly lease rates that will be approximately 10% higher than the previous rentals. The remaining two aircraft with lease expiration dates in 2008 are committed for sale upon return from the existing lessee. For the 20 owned aircraft originally having lease expiries in 2009, we have executed lease renewals on three aircraft and are actively marketing the remaining aircraft.

Debt Investments

We also invest in debt investments secured by commercial jet aircraft, including enhanced equipment trust certificates and other forms of collateralized debt. We believe our experience in the aircraft leasing business, coupled with our knowledge of structured finance, enables us to make opportunistic investments in this market.

We believe our debt investments complement our aircraft leasing business. Through our aircraft leasing business, we have extensive experience with the pertinent airline credits and valuation of underlying aviation collateral. By leveraging this knowledge and experience, we believe we are able to earn attractive risk-adjusted returns.

As of December 31, 2007, our debt investment portfolio had a fair value of $113.0 million and consisted of seven debt investments. A majority of the opportunities available in this segment presently entail U.S. airline obligors. Consistent with our overall investment approach, we consider return thresholds for investments in secured debt on a risk-adjusted basis. In February 2008, we sold two of our debt investments for $65.3 million, plus accrued interest. We repaid the outstanding balance of $52.3 million, plus accrued interest, under the related repurchase agreement. Additionally, we terminated the related interest rate swap and paid breakage fees and accrued interest of approximately $1.0 million.

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

Other Aviation Assets and Alternative Investment Approaches

As of December 31, 2007, our overall portfolio of assets includes commercial jet aircraft and asset-backed debt securities; however, we believe that acquisition opportunities may arise in such sectors as jet engine and spare parts leasing and financing, aviation facility financing or ownership, and commercial turboprop aircraft and helicopter leasing and financing. In the future, we may make opportunistic investments in these sectors or in other aviation related assets and we intend to continue to explore other income-generating activities and investments that leverage our experience and contacts.

Competition

The aircraft leasing industry is highly competitive and may be divided into three basic activities: (i) aircraft acquisition, (ii) leasing or re-leasing of aircraft, and (iii) aircraft sales. Competition varies among these three basic activities. Our investments to date have consisted largely of used aircraft and have been sourced primarily in the secondary market, with many of our acquisitions being for one or two aircraft at a time. We believe that only a few comparably sized leasing companies focus primarily on the same segment of the aircraft acquisition market as we do. Currently, our competition for aircraft acquisitions includes airlines as well as aircraft leasing companies, including CIT Group, AerCap, Macquarie Aircraft Leasing, AWAS and Babcock & Brown. Competition for new aircraft acquisitions includes these leasing companies as well as IFLC and GECAS.

Competition for leasing or re-leasing of aircraft as well as aircraft sales generally entails a broader number of market participants. In addition to those companies listed above, a number of other aircraft manufacturers, airlines and other operators, distributors, equipment managers, leasing companies, financial institutions, and other parties engaged in leasing, managing, marketing or remarketing aircraft compete with us, although their focus may be on different market segments and aircraft types. Competition in aircraft leasing and sales is based principally upon the availability, type and condition of aircraft, lease rates, prices and other lease terms.

Some of our competitors have, or may, obtain greater financial resources than us and may have a lower cost of capital. However, we believe that we are able to compete favorably in aircraft acquisition, leasing and sales activities due to the reputation and experience of our management, our extensive market contacts, our expertise in sourcing and acquiring aircraft and our flexibility in structuring lease terms to respond to market dynamics and customer needs.

Employees

We operate in a capital intensive, rather than a labor intensive, business. As of December 31, 2007, we had 69 employees. Management and administrative personnel will expand, as necessary, to meet our future growth needs. None of our employees are covered by a collective bargaining agreement and we believe that we maintain excellent employee relations. We provide certain employee benefits, including retirement, health, life, disability and accident insurance plans.

Insurance

We require our lessees to carry with insurers in the international insurance markets the types of insurance which are customary in the air transportation industry, including airline general third party legal liability insurance, all-risk aircraft hull insurance (both with respect to the aircraft and with respect to each engine when not installed on our aircraft) and war-risk hull and legal liability insurance. We are named as an additional insured on liability insurance policies carried by our lessees, and we or one of our lenders would typically be designated as a loss payee in the event of a total loss of the aircraft. Coverage under liability policies generally is not subject to deductibles except those as to baggage and cargo that are standard in the airline industry, and coverage under all-risk aircraft hull insurance policies generally is subject to agreed deductible levels. We maintain contingent hull and liability insurance coverage with respect to our aircraft which is intended to provide coverage for certain risks, including the risk of cancellation of the hull or liability insurance maintained by any of our lessees without notice to us.

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

Consistent with industry practice, our insurance policies are subject to deductibles or self-retention amounts.

We believe that the insurance coverage currently carried by our lessees and by Aircastle provides adequate protection against the accident-related and other covered risks involved in the conduct of our business. However, there can be no assurance that we have adequately insured against all risks, that lessees will at all times comply with their obligations to maintain insurance, that any particular claim will ultimately be paid or that we will be able to procure adequate insurance coverage at commercially reasonable rates in the future.

Government Regulation

The air transportation industry is highly regulated; however, we generally are not directly subject to most of these regulations because we do not operate aircraft. In contrast, our lessees are subject to extensive, direct regulation under the laws of the jurisdiction in which they are registered and under which they operate. Such laws govern, among other things, the registration, operation and maintenance of our aircraft. Most of our aircraft are registered in the jurisdiction in which the lessee of the aircraft is certified as an air operator. As a result, our aircraft are subject to the airworthiness and other standards imposed by such jurisdictions. Laws affecting the airworthiness of aircraft generally are designed to ensure that all aircraft and related equipment are continuously maintained under a program that will enable safe operation of the aircraft. Most countries’ aviation laws require aircraft to be maintained under an approved maintenance program having defined procedures and intervals for inspection, maintenance, and repair.

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

Inflation

Inflation generally affects our costs, including SG&A expenses and other expenses. Inflation also will increase the price of the airframes and engines we purchase under the Airbus A330F Agreement, although we have agreed with the manufacturers to certain limitations on price escalation in order to reduce our exposure to inflation. Our contractual commitments described elsewhere in this report include estimates we have made concerning the impact of inflation on our acquisition cost under the Airbus A330F Agreement. We do not believe that our financial results have been, or will be, adversely affected by inflation in a material way.

Subsequent Events

Investing

In February 2008, we sold two of our debt investments for $65.3 million, plus accrued interest. We repaid the outstanding balance of $52.3 million, plus accrued interest, under the related repurchase agreement. Additionally, we terminated the related interest rate swap and paid breakage fees and accrued interest of approximately $1.0 million.

Financing

On February 5, 2008, we entered into a senior secured credit agreement with two banks, which we refer to as the 2008-A Credit Agreement. The 2008-A Credit Agreement provides for loans in an aggregate amount of up to $300.0 million, with borrowings under this credit facility being used to finance a portion of the purchase price of certain aircraft.

Loans under the 2008-A Credit Agreement mature on August 4, 2008 or, if the borrower exercises its extension option, which we refer to as the Extension Option, then the maturity date will be February 3, 2009. We refer to the period from August 4, 2008 to February 3, 2009 as the Extension Period. In addition, the 2008-A Credit Agreement provides for an accelerated maturity date which would occur on the date falling 180 days after the initial closing of a future long-term debt financing by Aircastle or one if its subsidiaries of $300.0 million or more (in a single transaction or series of related transactions).

We expect that interest on loans under the 2008-A Credit Agreement will generally be based on the one-month LIBOR rate plus an applicable margin. The applicable margin for LIBOR-based borrowings is 1.50% per annum, increasing to 2.50% per annum during the Extension Period. Additionally, we are subject to a 0.25% per annum fee, increasing to 0.375% per annum during the Extension Period, on any unused portion of the total committed facility.

Fair Value of Derivatives and Margin Calls

As of February 21, 2008, the aggregate fair value of our interest rate swaps and our interest rate forward contracts was a liability of $216.5 million and we had pledged $53.9 million in cash collateral, or margin calls, required under certain of our interest rate swaps and our interest rate forward contracts.

ITEM 1A.    RISK FACTORS

Risks Related to Our Business

Risks related to our operations

We have limited operating history and we are therefore subject to the risks generally associated with the formation of any new business.

We were incorporated in October 2004, prior to which we had no operations or assets. We are therefore subject to the risks generally associated with the formation of any new business, including the risk that we will not be able to implement our business strategies. Because of our limited operating history, it may be difficult for investors to assess the quality of our management team and our results of operations, and our financial performance to date may not be indicative of our long-term future performance. Furthermore, because our annual historical financial statements are available for only 2005, 2006 and 2007, investors may find it more difficult to evaluate our performance and assess our future prospects than they may otherwise were such information available for a longer period of time. In addition, over our brief history we have incurred a net loss of approximately $1.5 million for the period from October 29, 2004 through December 31, 2004, net income of approximately $0.2 million for the year ended December 31, 2005, and while we have recorded net income in each quarter thereafter, we may not be able to maintain and/or increase profitability in the future. In addition, although we have grown substantially since our inception, there can be no assurance that we will be able to continue to effectively integrate acquired aircraft, including significant acquisitions such as the acquisitions of the New A330F Aircraft.

We have significant customer concentration and defaults by one or more of our major customers could have a material adverse effect on our cash flow and earnings and our ability to meet our debt obligations and pay dividends on our common shares.

Lease rental revenue for the year ended December 31, 2007 from our two largest customers, US Airways, Inc. and Sterling Airlines A/S, accounted for 19% of our total revenue. The lease rental revenue as a percent of our total revenue, for these two customers for that period was approximately 12% and 7%, respectively. These customers operate under 15 operating lease agreements that have terms ranging from approximately six months to seven years. In addition, US Airways, Inc. reorganized under Chapter 11 in August 2002 and exited bankruptcy in March 2003. US Airways, Inc. again reorganized in September 2004 and, in September 2005, exited bankruptcy and merged with America West Airlines. The loss of one or more of these customers or their inability to make operating lease payments due to financial difficulties, bankruptcy or otherwise could have a material adverse effect on our cash flow and earnings and our ability to meet our debt obligations and pay dividends on our common shares.

Under our current business model, we will need additional capital to finance our growth, and we may not be able to obtain it on terms acceptable to us, or at all, which may limit our ability to grow and compete in the aviation market.

Continued expansion of our business through the acquisition of additional aircraft and other aviation assets will require additional capital, particularly if we were to accelerate our acquisition plans. Financing may not be available to us or may be available to us only on terms that are not favorable. Furthermore, Amended Credit Facility No. 2 may be used to finance only 65% of the purchase price of the aircraft financed with proceeds from the facility. In addition, the terms of certain of our outstanding indebtedness restrict, among other things, our ability to incur additional debt. Amended Credit Facility No. 2 and the Revolving Credit Facility mature, and must be renewed, extended or repaid on or before December 15, 2008, and June 15, 2008, respectively. In addition, subject to certain limited exceptions, each prohibit us from incurring additional recourse debt or guaranteeing the indebtedness of our subsidiaries. We also have repurchase obligations, which we use to finance our debt investments, with expiration dates in 2008, requiring renewal, roll-over or replacement. If we are unable to renew or extend our credit facilities and repurchase obligations and to raise additional funds or obtain capital on terms acceptable to us, we may have to delay, modify or abandon some or all of our growth strategies and we may not be able to carry out our aircraft acquisition commitments, including the Airbus A330F Agreement. These risks may be increased by the terms of the Airbus A330F Agreement, which requires significant progress payment commitments during the manufacturing process and which extends our future aircraft acquisition commitments into 2011. Further, if additional capital is raised through the issuance of additional equity securities, the interests of our then current common shareholders would be diluted. Newly issued equity securities may have rights, preferences or privileges senior to those of our common shares.

We may not be able to issue aircraft lease-backed securities or to obtain other long-term debt financing on attractive terms, which may require us to seek more costly or dilutive financing for our investments or to liquidate assets.

We intend to continue to finance our aircraft portfolio on a long-term basis through the aircraft securitization market or using other long-term debt structures. We primarily use short-term credit facilities to finance the acquisition of aircraft until we accumulate a sufficient quantity, quality and diversity of aircraft, at which time we intend to refinance these facilities through long-term debt financing. As a result, we are subject to the risk that we will not be able to acquire, during the period that our credit facilities are available, a sufficient amount of eligible aircraft to maximize the efficiency of a long-term debt financing. We also may not be able to obtain additional credit facilities or may not be able to renew or refinance any of our existing credit facilities should we need more time to acquire the aircraft necessary for a long-term debt financing. In addition, we anticipate refinancing our securitization transactions within five years of closing each such transaction. The inability to renew or refinance our credit facilities may require us to seek more costly or dilutive financing for our aircraft or to liquidate assets. In addition, conditions in the capital markets or bank debt market may make the issuance of aircraft lease-backed securities or other long-term debt financing more costly or otherwise less attractive to us when we do have a sufficient pool of aircraft or during the period of time when we anticipate refinancing a portfolio. We also may not be able to structure any future securitizations or other long-term debt financings to allow for distributions of excess cash flows to us at the same levels, or at all. If we are unable to finance these assets on a long-term basis on terms similar to our existing securitizations, we may be required to seek other forms of more costly, dilutive or otherwise less attractive financing or otherwise to liquidate the assets.

An increase in our borrowing costs may adversely affect our earnings and cash available for distribution to our shareholders; a decrease in interest rates may result in margin calls and losses on hedging contracts and cash available for distribution to our shareholders.

We enter into repurchase agreements to finance a portion of the purchase price of our debt investments. Our repurchase agreements typically have terms to maturity with expiration dates in 2008, requiring renewal, roll-over or replacement. Further, we utilize credit facilities to finance a portion of the purchase price of our aircraft. Our credit facilities have maturity dates ranging from April 15, 2008, in the case of the 747 PDP Credit Facility, to December 15, 2008, in the case of Amended Credit Facility No. 2. As our repurchase agreements and credit facilities mature, we will be required to either refinance these instruments by entering into new repurchase agreements or credit facilities, which could result in higher borrowing costs, or repay them by using cash on hand or cash from the sale of our assets.

Our repurchase agreements and credit facilities are primarily London Interbank Offered Rate, or LIBOR, based floating-rate obligations and the interest expense we incur will vary with changes in the applicable LIBOR reference rate. As a result, to the extent we are not sufficiently hedged, changes in interest rates may increase our interest costs and may reduce the spread between the returns on our portfolio investments and the cost of our borrowings. An increase in interest rates would adversely affect the market value of our debt investments that are fixed-rate and/or subject them to prepayment or extension risk, which may adversely affect our earnings and cash available for distribution to our shareholders. A decrease in interest rates may result in margin calls under certain of our hedging contracts, which allow our hedging counterparty to require us to pledge cash collateral to secure a loss in value of such contracts resulting from a decrease in interest rates below levels prevailing when we entered into such contracts. We also may suffer economic loss if we terminate any such contracts before they mature in connection with a refinancing of our short-term credit facilities, or otherwise.

As of December 31, 2007, if interest rates were to increase by 100 basis points, we would expect to incur an increase in interest expense on our repurchase agreements of approximately $0.2 million on an annualized basis, net of amounts received from our interest rate hedges. Also, as of December 31, 2007, if interest rates were to increase by 100 basis points, we would expect the annual interest expense on our credit facilities to decrease by approximately $0.6 million on an annualized basis, net of amounts received from our interest rate hedges. As of December 31, 2007, we had pledged $35.9 million to satisfy margin calls under our hedging contracts, and if interest rates were to decrease by one basis point, we would expect to be required to pledge an additional approximately $0.9 million to satisfy margin calls under our interest rate hedging arrangements. As of February 21, 2008, the aggregate fair value of our interest rate swaps and our interest rate forward contracts was a liability of $216.5 million and we had pledged $53.9 million in cash collateral required under certain of our interest rate swaps and our interest rate forward contracts.

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

On December 11, 2007, our board of directors declared a regular quarterly dividend of $0.70 per common share, or an aggregate of approximately $55.0 million, which was paid on January 15, 2008 to holders of record on December 31, 2007. These dividends may not be indicative of the amount of any future dividends. We intend to continue to pay regular quarterly dividends to our shareholders; however, our ability to pay, maintain or increase cash dividends to our shareholders and to execute our dividend payment strategy is subject to the discretion of our board of directors and will depend on many factors, including our ability to make and finance acquisitions, our ability to renew or replace expiring credit facilities and repurchase obligations, our ability to negotiate favorable lease and other contractual terms, the level of demand for our aircraft, the economic condition of the commercial aviation industry generally, the financial condition and liquidity of our lessees, the lease rates we are able to charge and realize, our leasing costs, unexpected or increased expenses, the level and timing of capital expenditures, margin calls under our hedging contracts, principal repayments and other capital needs, the value of our aircraft portfolio, our results of operations, financial condition and liquidity, general business conditions, restrictions imposed by our securitizations or other financing arrangements (including our credit facilities), legal restrictions on the payment of dividends and other factors that our board of directors deems relevant. Some of these factors are beyond our control and a change in any such factor could affect our ability to pay dividends on our common shares. In the future we may not be able to pay dividends, maintain our current level of dividends, or increase them over time. Increases in demand for our aircraft and operating lease payments may not occur, and may not increase our actual cash available for dividends to our common shareholders. The failure to maintain or pay dividends would adversely affect our share price.

We are subject to risks related to our indebtedness that may limit our operational flexibility, our ability to compete with our competitors and our ability to pay dividends on our common shares.

General Risks.    Our indebtedness subjects us to certain risks, including:

•	substantially all of our aircraft leases serve as collateral for our secured indebtedness and the terms of certain of our indebtedness require us to use proceeds from sales of aircraft, in part, to repay amounts outstanding under such indebtedness;

•	we may be required to dedicate a substantial portion of our cash flows from operations, if available, to debt service payments, thereby reducing the amount of our cash flow available to pay dividends, fund working capital, make capital expenditures and satisfy other needs;

•	our failure to comply with the terms of our indebtedness, including restrictive covenants contained therein, may result in additional interest being due or defaults that could result in the acceleration of the principal, and unpaid interest on, the defaulted debt, as well as the forfeiture of the aircraft pledged as collateral;

•	non-compliance with debt service coverage ratios, loan to value ratios, or other financial tests, would limit or eliminate available cash flows from the assets financed under the relevant financing; and

•	we are not permitted to pay dividends on our common shares to the extent a default or an event of default exists under the Revolving Credit Facility.

Risks relating to our Securitizations.    The terms of Securitization No. 1 and Securitization No. 2, or the Securitizations, require us to satisfy certain financial covenants, including the maintenance of debt service coverage ratios during years four and five of the agreements. Our compliance with these covenants depends substantially upon the timely receipt of lease payments from our lessees. In particular, during the first five years from issuance, the Securitizations have amortization schedules that requires that lease payments be applied to reduce the outstanding principal balances of the indebtedness of the applicable Securitization so that such balances remain at 54.8% for Securitization No. 1 and 60.6% for Securitization No. 2, respectively, of the assumed future depreciated value of the applicable portfolio. If the debt service coverage ratio requirements are not met on two consecutive monthly payment dates in the fourth and fifth year following the closing dates of the applicable Securitizations and in any month following the fifth anniversary of the closing date, all excess securitization cash flow is required to be used to reduce the principal balance of the indebtedness of the applicable Securitization and will not be available to us for other purposes, including paying dividends to our shareholders.

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

Failure to close the aircraft acquisition commitments could negatively impact our share price and financial results.

At December 31, 2007, we had commitments to acquire a total of 23 aircraft over a period ending in 2011. If we are unable to obtain the necessary financing and if the various conditions to these commitments are not satisfied, we will be unable to close the purchase of some or all of the aircraft which we have commitments to acquire, including the aircraft under the Airbus A330F Agreement. If our aircraft acquisition commitments are not closed for these or other reasons, we will be subject to several risks, including the following:

•	forfeiting deposits and progress payments and having to pay and expense certain significant costs relating to these commitments, such as liquidated damages or actual damages, and legal, accounting and financial advisory expenses, and will not realize any of the benefits of having the transactions completed; and

•	the focus of our management having been spent on these commitments instead of on pursuing other opportunities that could have been beneficial to us, without realizing any or all of the benefits of having the transaction completed.

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

The supply and demand for aircraft is affected by various cyclical and non-cyclical factors that are not under our control, including:

•	passenger and air cargo demand;

•	fuel costs and general economic conditions affecting our lessees’ operations;

•	geopolitical events, including war, prolonged armed conflict and acts of terrorism;

•	outbreaks of communicable diseases and natural disasters;

•	governmental regulation;

•	interest rates;

•	foreign exchange rates;

•	airline restructurings and bankruptcies;

•	the availability of credit;

•	manufacturer production levels and technological innovation;

•	retirement and obsolescence of aircraft models;

•	manufacturers merging or exiting the industry or ceasing to produce aircraft types;

•	reintroduction into service of aircraft previously in storage; and

•	airport and air traffic control infrastructure constraints.

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

Our owned aircraft portfolio is concentrated in certain aircraft types. In addition, we have a significant concentration of freighter aircraft in our portfolio, and in our aircraft acquisition commitments, and we have growing exposure to risks in the cargo market. Should any of these aircraft types (or other types we acquire in the future) or Airbus or Boeing encounter technical, financial or other difficulties, a diminution in value of such aircraft, an inability to lease the aircraft on favorable terms or at all, or a potential grounding of such aircraft could occur. As a result, the inability to lease the affected aircraft types would likely have an adverse effect on our financial results to the extent the affected aircraft types comprise a significant percentage of our aircraft portfolio. The composition of our aircraft portfolio may therefore adversely affect our business and financial results. In addition, the abandonment or rejection of the lease of any of the aircraft by one or more carriers in reorganization proceedings under Chapters 11 or 7 of the U.S. Bankruptcy Code or comparable statutes in non-U.S. jurisdictions may diminish the value of such aircraft and will subject us to re-leasing risks.

The advanced age of some of our aircraft may expose us to higher than anticipated maintenance related expenses, which could adversely affect our financial results and our ability to pursue additional acquisitions.

As of December 31, 2007, based on net book value, 22.6% of our aircraft portfolio was 15 years or older. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Also, older aircraft typically are less fuel-efficient than newer aircraft and may be more difficult to re-lease or sell. Variable expenses like fuel, crew size or aging aircraft corrosion control or modification programs and related airworthiness directives could make the operation of older aircraft less economically feasible and may result in increased lessee defaults. We may also incur some of these increased maintenance expenses and regulatory costs upon acquisition or releasing of our aircraft. In addition, a number of countries have adopted or may adopt age limits on aircraft imports, which may result in greater difficulty placing affected aircraft on lease or re-lease on favorable terms. Any of these expenses, costs or risks will have a negative impact on our financial results and our ability to pursue additional acquisitions.

The New A330F Aircraft to be purchased under the Airbus A330F Agreement represent a new cargo variant of a passenger model and there is currently no well developed market for this aircraft model.

Under the Airbus A330F Agreement, we have committed to acquire fifteen New A330F Aircraft with deliveries scheduled for 2010 and 2011. While the Airbus A330 family is a successful passenger configuration aircraft, there is no assurance that a robust market will develop for the A330-200F model. If such a market fails to develop, or fails to develop sufficiently in advance of our delivery positions, we may not be able to lease the New A330F Aircraft at attractive lease rates or on favorable terms, which may adversely affect our financial condition and results of operation.

The failure of aircraft or engine manufacturers to meet their delivery commitments to us could adversely affect us.

Our ability to obtain our anticipated benefits under the Airbus A330F Agreement will depend in part on the performance of Airbus and the engine manufacturers we selected in meeting their obligations to us with respect to the timing of the deliveries, and the capabilities of the New A330F Aircraft. In 2006 and early 2007, Airbus made a series of announcements relating to production delays and cost overruns relating to the development of the new A380 model, and delays and redesign efforts relating to the development of the new A350-XWB. Airbus has also announced several changes in its senior management and a planned reduction in its workforce of 10,000. In addition, Airbus will reportedly experience delays in other programs and has generally experienced other economic difficulties. A failure by Airbus to produce the New A330F Aircraft, or a failure on the part of Airbus or an engine manufacturer to meet delivery commitments with respect to the New A330F Aircraft, could adversely affect our ability to deliver the New A330F Aircraft to our customers and adversely affect our financial condition and results of operation.

We operate in a highly competitive market for investment opportunities in aviation assets and for the leasing of aircraft.

A number of entities compete with us to make the types of investments that we plan to make. We compete with public partnerships, investors and funds, commercial and investment banks and commercial finance companies with respect to our investments in debt investments. We compete with other operating lessors, airlines, aircraft manufacturers, financial institutions (including those seeking to dispose of repossessed aircraft at distressed prices), aircraft brokers and other investors with respect to aircraft acquisitions and aircraft leasing. The aircraft leasing industry is highly competitive and may be divided into three basic activities: (i) aircraft acquisition, (ii) leasing or re-leasing of aircraft, and (iii) aircraft sales. Competition varies among these three basic activities. Currently, we compete primarily in the first two activities, and our competition is comprised of aircraft leasing companies, including GE Commercial Aviation Services, International Lease Finance Corp., CIT Group, AerCap, Aviation Capital Group, Macquarie Aircraft Leasing, RBS Aviation Capital, AWAS, Babcock & Brown and BOC Aviation (formerly Singapore Aircraft Leasing Enterprise) and airlines.

Several of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, establish more relationships than us, and bid more aggressively on aviation assets available for sale and offer lower lease rates than us. For instance, we may not be able to grant privileged rental rates to airlines in return for equity investments or debt financings in order to lease aircraft and minimize the number of aircraft off lease (unless such equity investments or debt financings are in connection with the bankruptcy, reorganization or similar process of a lessee in settlement of expected or already delinquent obligations, as permitted under the terms of certain of our credit facilities). Certain of our competitors, however, may enter into similar arrangements with troubled lessees to restructure the obligations of those lessees while maximizing the number of aircraft remaining on viable leases to such lessees and minimizing their overall cost. Such disparity could make our acquisitions more costly, and impair our ability to effectively compete in the marketplace, maximize our revenues and grow our business. In addition, some competitors may provide financial services, maintenance services or other inducements to potential lessees that we cannot provide. As a result of competitive pressures, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objectives. Additionally, we may not be able to compete effectively against present and future competitors in the aircraft leasing market. The competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations.

We may not realize gains or income from our debt investments.

We seek to generate both current income and capital appreciation on our debt investments. The debt investments in which we invest may not appreciate in value, and, in fact, may decline in value and default on interest and/or principal payments. As of December 31, 2007, the obligors under our debt investments are predominantly U.S. airlines. During the past five years a number of North American passenger airlines filed Chapter 11 bankruptcy proceedings and several U.S. airlines ceased operations altogether.

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

Our debt investments are either classified for accounting purposes as available-for-sale or held-to-maturity. Changes in the market values of those assets will be directly charged or credited to shareholders’ equity. As a result, a decline in values may reduce the book value of our assets.

Moreover, if the decline in value of an available for sale security is considered by our management to be other than temporary, such decline will reduce our earnings.

A decline in the market value of our debt investments may adversely affect us, particularly in instances where we have borrowed money based on the market value of those debt investments. If the market value of those assets declines, the lender may require us to post additional collateral to support the loan. If we were unable to post the additional collateral, we would have to sell those assets or other assets at a time when we might not otherwise choose to do so. A reduction in available credit may reduce our earnings and, in turn, cash available for distribution to shareholders.

Market values of our debt investments may decline for a number of reasons, such as causes related to changes in prevailing market rates, increases in defaults, increases in voluntary prepayments for any debt investments that we have that are subject to prepayment risk and widening of credit spreads.

Risks related to our leases

We generally will need to re-lease or sell aircraft as current leases expire to continue to generate sufficient funds to meet our debt obligations, to finance our growth and operations and to pay dividends on our common shares, and we may not be able to re-lease or sell such aircraft on favorable terms, or at all.

Our business strategy entails the need to re-lease aircraft as our current leases expire in order to continue to generate sufficient revenues to meet our debt obligations, to finance our growth and operations and to pay dividends on our common shares. In certain cases, including the New A330F Aircraft, we have committed to purchase aircraft that are not subject to lease. The ability to lease or re-lease aircraft at attractive rates will depend on general market and competitive conditions at the particular time. If we are not able to lease or re-lease an aircraft at favorable rates, including aircraft acquired pursuant to the Airbus A330F Agreement, we may need to attempt to sell the aircraft to provide adequate funds for debt payments and to otherwise finance our growth and operations. Further, our ability to re-lease, lease or sell aircraft on favorable terms or at all or without significant off-lease time and transition costs is likely to be adversely impacted by risks affecting the airline industry.

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

Certain of our leases provide that the lessee is required to make periodic payments to us during the lease term in order to provide cash reserves for the payment of maintenance tied to the usage of the aircraft. In these leases there is an associated liability for us to reimburse the lessee for such scheduled maintenance performed on the related aircraft, based on formulas tied to the extent of any of the lessee’s maintenance reserve payments. In some cases, we are obligated, and in the future may incur additional obligations pursuant to the terms of the leases, to contribute to the cost of maintenance work performed by the lessee in addition to maintenance reserve payments.

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

As in the case of maintenance costs, we may incur other operational costs upon a lessee default or where the terms of the lease require us to pay a portion of those costs. Such costs include:

•	the costs of casualty, liability and political risk insurance and the liability costs or losses when insurance coverage has not been or cannot be obtained as required, or is insufficient in amount or scope;

•	the costs of licensing, exporting or importing an aircraft, airport taxes, customs duties, air navigation charges, landing fees and similar governmental or quasi-governmental impositions, which can be substantial; and

•	penalties and costs associated with the failure of lessees to keep the aircraft registered under all appropriate local requirements or obtain required governmental licenses, consents and approvals.

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

While we do not directly control the operation of any of our aircraft, by virtue of holding title to the aircraft (directly or through a securitization-related special purpose entity), in certain jurisdictions around the world, aircraft lessors are held strictly liable for losses resulting from the operation of aircraft or may be held liable for those losses on other legal theories.

The lessees are required under our leases to indemnify us for, and insure against, liabilities arising out of the use and operation of the aircraft, including third-party claims for death or injury to persons and damage to property for which we may be deemed liable. Lessees are also required to maintain public liability, property damage and hull all risks and hull war risks insurance on the aircraft at agreed upon levels. However, they are not generally required to maintain political risk insurance. The hull insurance is typically subject to standard market hull deductibles based on aircraft type that generally range from $0.25 million to $1.0 million. These deductibles may be higher in some leases, and lessees usually have fleet-wide deductibles for liability insurance and occurrence or fleet limits on war risk insurance. Any hull insurance proceeds in respect of such claims shall be paid first to us as lessor in the event of loss of the aircraft or, in the absence of an event of loss of the aircraft, to the lessee to effect repairs or, in the case of liability insurance, for indemnification of third-party liabilities.

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

Emerging markets are countries which have less developed economies that are vulnerable to economic and political problems, such as significant fluctuations in gross domestic product, interest and currency exchange rates, civil disturbances, government instability, nationalization and expropriation of private assets and the imposition of taxes or other charges by governments. The occurrence of any of these events in markets served by our lessees and the resulting instability may adversely affect our ownership interest in an aircraft or the ability of lessees which operate in these markets to meet their lease obligations and these lessees may be more likely to default than lessees that operate in developed economies. For the year ended December 31, 2007, 30 of our lessees which operated 67 aircraft and generated lease rental revenue representing 44% of our total revenue are domiciled or habitually based in emerging markets.

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

We operate as a supplier to airlines and are indirectly impacted by all the risks facing airlines today. Our ability to succeed is dependent upon (i) the financial strength of our lessees, (ii) the ability to diligently and appropriately assess the credit risk of our lessees and (iii) the ability of lessees to perform their contractual obligations to us. The ability of each lessee to perform its obligations under its lease will depend primarily on the lessee’s financial condition and cash flow, which may be affected by factors beyond our control, including:

•	competition;

•	fare levels;

•	air cargo rates;

•	passenger and air cargo demand;

•	geopolitical and other events, including war, acts of terrorism, outbreaks of epidemic diseases and natural disasters;

•	aircraft accidents;

•	operating costs (including the price and availability of jet fuel and labor costs);

•	labor difficulties;

•	economic conditions, including recession, and currency fluctuations in the countries and regions in which the lessee operates;

•	governmental regulation of or affecting the air transportation business; and

•	availability of financing.

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

We will typically not be in possession of any aircraft while the aircraft are on lease to the lessees. Consequently, our ability to determine the condition of the aircraft or whether the lessees are properly maintaining the aircraft will be limited to periodic inspections we perform or that are performed on our behalf by third-party service providers or aircraft inspectors. A continuous failure by a lessee to meet its maintenance obligations under the relevant lease could:

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

When a lessee (i) is late in making payments, (ii) fails to make payments in full or in part under the lease or (iii) has otherwise advised us that it will in the future fail to make payments in full or in part under the lease, we may elect to or be required to restructure the lease. Restructuring may involve anything from a simple rescheduling of payments to the termination of a lease without receiving all or any of the past due amounts. If any request for payment restructuring or rescheduling are made and granted, reduced or deferred rental payments may be payable over all or some part of the remaining term of the lease, although the terms of any revised payment schedules may be unfavorable and such payments may not be made. We may be unable to agree upon acceptable terms for any requested restructurings and as a result may be forced to exercise our remedies under those leases. If we, in the exercise of our remedies, repossess the aircraft, we may not be able to re-lease the aircraft promptly at favorable rates, or at all. You should expect that restructurings and/or repossessions with some lessees might occur.

The terms and conditions of possible payment restructurings or reschedulings may result in significant reductions of rental payments, which may adversely affect our cash flows and our ability to meet our debt obligations and to pay dividends on our common shares.

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

In the normal course of business, liens that secure the payment of airport fees and taxes, custom duties, air navigation charges (including charges imposed by Eurocontrol), landing charges, crew wages, repairer’s charges, salvage or other liens, or Aircraft Liens, are likely, depending on the jurisdiction in question, to attach to the aircraft. The Aircraft Liens may secure substantial sums that may, in certain jurisdictions or for limited types of Aircraft Liens (particularly fleet liens), exceed the value of the particular aircraft to which the Aircraft Liens have attached. Although the financial obligations relating to these Aircraft Liens are the responsibilities of our lessees, if they fail to fulfill their obligations, Aircraft Liens may attach to our aircraft and ultimately become our responsibility. In some jurisdictions, Aircraft Liens may give the holder thereof the right to detain or, in limited cases, sell or cause the forfeiture of the aircraft.

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

In addition to the general aviation authority regulations and requirements regarding maintenance of aircraft, our aircraft may be subject to further maintenance requirements imposed by airworthiness directives, or Airworthiness Directives, issued by aviation authorities. Airworthiness Directives typically set forth particular special maintenance actions or modifications to certain aircraft types or models that the owners or operators of aircraft must implement.

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

Our business is exposed to local economic and political conditions that can influence the performance of lessees located in a particular region. Such adverse economic and political conditions include additional regulation or, in extreme cases, requisition. The effect of these conditions on payments to us will be more or less pronounced, depending on the concentration of lessees in the region with adverse conditions. For the year ended December 31, 2007, lease rental revenues, as a percentage of total revenues, from lessees in the following regions, were 43% in Europe, 16% in North America, 26% in Asia (including 11% in China and 6% in India), 6% in Latin America, and 6% in the Middle East and Africa.

European Concentration

Lease rental revenues from 30 lessees based in Europe accounted for 43% of our total revenues for the year ended December 31, 2007. Commercial airlines in Europe face, and can be expected to continue to face, increased competitive pressures, in part as a result of the deregulation of the airline industry by the European Union and the resultant development of low-cost carriers.

European countries generally have relatively strict environmental regulations and traffic constraints that can restrict operational flexibility and decrease aircraft productivity, which could significantly increase aircraft operating costs of all aircraft, including our aircraft, thereby adversely affecting lessees. The airline industry in European countries, as in the rest of the world generally, is highly sensitive to general economic conditions. A recession or other worsening of economic conditions or a terrorist attack in one or more of these countries, particularly if combined with either or both high fuel prices and a weakening Euro or other local currency, may have a material adverse effect on the ability of European lessees to meet their financial and other obligations under our leases.

North American Concentration

Lease rental revenues from five lessees based in North America accounted for 16% of our total revenues for the year ended December 31, 2007. Despite recent improvements in the financial position of many carriers, airlines remain highly susceptible to macroeconomic and geopolitical factors outside their control. During the past 15 years a number of North American passenger airlines filed Chapter 11 bankruptcy proceedings and several U.S. airlines ceased operations altogether. The outbreak of war and prolonged conflict in Iraq and the September 11, 2001 terrorist attacks in the United States have resulted in tightened security measures and reduced demand for air travel, which, together with steadily rising fuel costs, have imposed additional financial burdens on most U.S. airlines.

Asian Concentration

Lease rental revenues from 14 lessees based in Asia accounted for 26% of our total revenues for the year ended December 31, 2007. The outbreak of SARS in 2003 had the largest negative impact on Asia, particularly China, Hong Kong and Taiwan. More recently, the Asian airline industry is demonstrating signs of recovery; however, a recurrence of SARS or the outbreak of another epidemic disease, such as avian influenza, which many experts think would originate in Asia, would likely adversely affect the Asian airline industry.

Lease rental revenues from five lessees based in China accounted for 11% of our total revenues for the year ended December 31, 2007. Major obstacles to the Chinese airline industry’s development exist, including the continuing government control and regulation of the industry. If such control and regulation persists or expands, the Chinese airline industry would likely experience a significant decrease in growth or restrictions on future growth, and it is conceivable that our interests in aircraft on-lease to or our ability to lease to Chinese carriers could be adversely affected.

Lease rental revenues from four lessees in India accounted for 6% of our total revenue for the year ended December 31, 2007. India has, until recently, experienced limited passenger air transport growth, but significant growth is forecast over the next 20 years. Moreover, the financial performance of Indian airlines over the past ten years has been volatile. In response, Indian airlines have placed substantial new equipment orders and it is not clear that airport and passenger handling infrastructure and pilot training capacity will support these planned fleet increases. If Indian airlines are unable to integrate their own new aircraft commitments, the financial performance of Indian airlines may be adversely affected, having an adverse effect on our ability to collect rentals.

Latin American Concentration

Lease rental revenues from five lessees based in Latin America accounted for 6% of our total revenues for the year ended December 31, 2007. Air travel in Latin America continues to grow strongly, fueled by economic improvement and the introduction of low cost carriers to the region. Brazil, Latin America’s largest aviation market, has been plagued by two recent major accidents, both of which raised questions as to the adequacy of its transportation infrastructure to support future growth. Brazilian airlines have large capacity additions planned for 2008, and any restrictions imposed on airport or other infrastructure usage or further degradation of the region’s aviation safety record could have a material adverse effect on carriers’ financial performance and thus our ability to collect lease payments.

Middle East and African Concentration

Lease rental revenues from five lessees based in the Middle East and Africa accounted for 6% of our total revenues for the year ended December 31, 2007. Middle Eastern, and particularly Gulf based carriers, have a large number of aircraft on order and continue to capitalize on the region’s favorable geographic position as an East-West transfer hub. However, ongoing geopolitical tension is a risk to airlines and any aviation related act of terrorism in the region could adversely affect financial performance.

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

Fuel prices currently remain at historically high levels. The continuing high cost of fuel has had, and sustained high costs in the future may continue to have, a material adverse impact on airlines’ profitability (including our lessees). Due to the competitive nature of the airline industry, airlines have been, and may continue to be, unable to pass on increases in fuel prices to their customers by increasing fares in a manner that fully off-sets the costs incurred. In addition, airlines may not be able to manage this risk by appropriately hedging their exposure to fuel price fluctuations. If fuel prices remain at historically high levels or increase further due to future terrorist attacks, acts of war, armed hostilities, natural disasters or for any other reason, they are likely to cause our lessees to incur higher costs and/or generate lower revenues, resulting in an adverse impact on their financial condition and liquidity. Consequently, these conditions may (i) affect our lessees’ ability to make rental and other lease payments, (ii) result in lease restructurings and/or aircraft repossessions, (iii) increase our costs of servicing and marketing our aircraft, (iv) impair our ability to re-lease the aircraft or re-lease or otherwise dispose of the aircraft on a timely basis at favorable rates or terms, or at all, and (v) reduce the proceeds received for the aircraft upon any disposition. These results could have an adverse effect on our financial results and growth prospects.

If the effects of terrorist attacks and geopolitical conditions adversely impact the financial condition of the airlines, our lessees might not be able to meet their lease payment obligations, which would have an adverse effect on our financial results and growth prospects.

As a result of the September 11, 2001 terrorist attacks in the United States and subsequent terrorist attacks abroad, notably in the Middle East, Southeast Asia and Europe, increased security restrictions were implemented on air travel, airline costs for aircraft insurance and enhanced security measures have increased, and airlines in certain countries continue to rely on government-sponsored programs to acquire war risk insurance. In addition, war or armed hostilities in the Middle East, North Korea or elsewhere, or the fear of such events, could further exacerbate many of the problems experienced as a result of terrorist attacks. The situation in Iraq continues to be uncertain and tension over Iran’s nuclear program continues, and either or both may lead to further instability in the Middle East. Future terrorist attacks, war or armed hostilities, or the fear of such events, could further negatively impact the airline industry and may have an adverse effect on the financial condition and liquidity of our lessees, aircraft values and rental rates and may lead to lease restructurings or aircraft repossessions, all of which could adversely affect our financial results and growth prospects.

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

Although the United States and the governments of some other countries provide for limited government coverage for certain aviation insurance, these programs may not continue nor is there any guarantee such government will pay under these programs in a timely fashion.

If the current industry conditions should continue or become exacerbated due to future terrorist attacks, acts of war or armed hostilities, they are likely to cause our lessees to incur higher costs and to generate lower revenues, resulting in an adverse effect on their financial condition and liquidity. Consequently, these conditions may affect their ability to make rental and other lease payments to us or obtain the types and amounts of insurance required by the applicable leases (which may in turn lead to aircraft groundings), may result in additional lease restructurings and aircraft repossessions, may increase our cost of re-leasing or selling the aircraft and may impair our ability to re-lease or otherwise dispose of the aircraft on a timely basis, at favorable rates or on favorable terms, or at all, and may reduce the proceeds received for the aircraft upon any disposition. These results could have an adverse effect on our financial results and growth prospects.

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

As a result of reduced fares, international economic conditions, a significant increase in oil prices, the September 11, 2001 terrorist attacks in the United States, the war and prolonged conflict in Iraq and outbreaks of epidemic diseases such as SARS and avian influenza, the aviation industry as a whole suffered significant losses since 2001 and such losses are expected to continue for the foreseeable future for certain parts of the industry. Many airlines, including a significant number of our lessees, have announced or implemented reductions in capacity, service and workforce in response to reductions in passenger demands and fares. In addition, since September 11, 2001, several U.S. airlines have sought to reorganize (and, in certain instances, have reorganized) under Chapter 11 of the U.S. Bankruptcy Code, including United Air Lines, Inc., Delta Air Lines Inc., Northwest Airlines Corp., US Airways, Inc. (one of our largest customers), Hawaiian Airlines, ATA Airlines, Inc., Atlas Air Worldwide Holdings, Inc. and Aloha Airlines, and further U.S. airline reorganizations are possible. Certain European and Latin American airlines, including Sabena Air Lines, Swiss Air Transport Company Limited, Volare Airlines S.p.A., Varig Brazilian Airlines and Avianca, have also filed for protection under applicable bankruptcy laws. In addition, Air Canada (the largest Canadian airline) filed for protection under Canada’s Companies’ Creditors Arrangement Act. Historically, airlines involved in reorganizations have undertaken substantial fare discounting to maintain cash flows and to encourage continued customer loyalty. Such fare discounting has led to lower profitability for all airlines, including certain of our lessees. The bankruptcies and reduced demand generally have led to the grounding of significant numbers of aircraft and negotiated reductions in aircraft lease rental rates, with the effect of depressing aircraft market values. In addition, requests for additional labor concessions may result in significant labor disputes which could lead to strikes or slowdowns or may otherwise adversely affect labor relations, thereby worsening the financial condition of the airline industry and placing downward pressure on lease rates and aircraft values. Additional reorganizations by airlines under Chapter 11 or liquidations under Chapter 7 of the U.S. Bankruptcy Code or other bankruptcy or reorganization laws in other countries or further rejection of aircraft leases or abandonment of aircraft by airlines in a Chapter 11 proceeding under the U.S. Bankruptcy Code or equivalent laws in other countries may have already exacerbated and would be expected to further exacerbate such depressed aircraft values and lease rates. Additional grounded aircraft and lower market values would adversely affect our ability to sell certain of our aircraft on favorable terms, or at all, or re-lease other aircraft at favorable rates comparable to the then current market conditions, which collectively would have an adverse effect on our financial results and growth prospects.

Risks Related to Our Organization and Structure

If the ownership of our common shares continues to be highly concentrated, it may prevent you and other minority shareholders from influencing significant corporate decisions and may result in conflicts of interest.

As of February 21, 2008, entities affiliated with Fortress funds and an officer of Fortress beneficially own 30,560,875 shares, or approximately 38.9% of our common shares. As a result, Fortress may be able to control fundamental corporate matters and transactions, including: the election of directors; mergers or amalgamations (subject to prior board approval), consolidations or acquisitions; the sale of all or substantially all of our assets; in certain circumstances, the amendment of our bye-laws; and our winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by our other shareholders. The interests of the Fortress funds may not always coincide with our interests or the interests of our other shareholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of our company. Also, the Fortress funds may seek to cause us to take courses of action that, in their judgment, could enhance their investment in us, but which might involve risks to our other shareholders or adversely affect us or our other shareholders. In addition, under our Shareholders Agreement between us and the Fortress funds, based on the current ownership of our common stock by entities affiliated with Fortress funds, an affiliate of Fortress is entitled to designate three directors for election to our board of directors. As a result, the market price of our common shares could decline or shareholders might not receive a premium over the then-current market price of our common shares upon a change in control. In addition, this concentration of share ownership may adversely affect the trading price of our common shares because investors may perceive disadvantages in owning shares in a company with a significant shareholder.

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

Our common shares have been publicly traded since August 2006 and we cannot predict the extent to which a trading market for our common shares will further develop or be sustained. In addition, the trading volume in our common shares is low and may fluctuate and cause significant price variations to occur. If the market price of our common shares declines significantly, shareholders may be unable to resell their shares at or above their purchase price.

The market price or trading volume of our common shares could be highly volatile and may decline significantly in the future in response to various factors, many of which are beyond our control, including:

•	variations in our quarterly or annual operating results;

•	failure to meet our earnings estimates;

•	actual or perceived reduction in our growth or expected future growth;

•	actual or anticipated accounting issues;

•	publication of research reports about us, other aircraft lessors or the aviation industry or the failure of securities analysts to cover our common shares;

•	additions or departures of key management personnel;

•	increased volatility in the capital markets and more limited access to debt financing, which may result in increased cost of, or less favorable terms for, debt financing;

•	adverse market reaction to any indebtedness we may incur or preference or common shares we may issue in the future;

•	changes in our dividend payment policy or failure to execute our existing policy;

•	actions by shareholders;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments;

•	speculation in the press or investment community;

•	increases in market interest rates that may lead purchasers of our common shares to demand a higher dividend yield;

•	changes or proposed changes in laws or regulations affecting the aviation industry or enforcement of these laws and regulations, or announcements relating to these matters; and

•	general market, political and economic conditions and local conditions in the markets in which our lessees are located.

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

As of February 21, 2008, there were 78,560,176 shares issued and outstanding, all of which are freely transferable, except for any shares held by our ‘‘affiliates,’’ as that term is defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. The remaining outstanding common shares will be deemed ‘‘restricted securities’’ as that term is defined in Rule 144 under the Securities Act.

Pursuant to our Amended and Restated Shareholders Agreement, the Fortress funds and certain Fortress affiliates and permitted third-party transferees have the right, in certain circumstances, to require us to register their 29,000,000 common shares under the Securities Act for sale into the public markets. Upon the effectiveness of such a registration statement, all shares covered by the registration statement will be freely transferable.

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

As of February 21, 2008, we had an aggregate of 168,684,420 common shares authorized but unissued and not reserved for issuance under our incentive plan. We may issue all of these common shares without any action or approval by our shareholders. We intend to continue to actively pursue acquisitions of aviation assets and may issue common shares in connection with these acquisitions. Any common shares issued in connection with our acquisitions, our incentive plan, the exercise of outstanding share options or otherwise would dilute the percentage ownership held by existing shareholders.

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

If there is not sufficient trading in our shares, Aircastle Bermuda could lose its eligibility for an exemption from U.S. federal income taxation on rental income from its planes used in ‘‘international traffic’’ and could be subject to U.S. federal income taxation on a net income basis which would adversely affect our business and result in decreased cash available for distribution to our shareholders.

Beginning in the 2008 taxable year, Aircastle Bermuda expects to qualify for an exemption from U.S. federal income taxation under Section 883 of the Internal Revenue Code of 1986, as amended, with respect to income derived from aircraft used in ‘‘international traffic’’. For this purpose, ‘‘international traffic’’ includes all flights other than those that are conducted from one point in the United States to another point in the United States. To qualify for this exemption in respect of rental income derived from international traffic, in addition to satisfying certain other requirements, our shares must be primarily and regularly traded on a recognized exchange for more than half the days of the taxable year. Our shares will be considered to be primarily and regularly traded on a recognized exchange in any taxable year if: (1) the number of trades in our shares effected on such recognized stock exchanges exceed the number of our shares (or direct interests in our shares) that are traded during the year on all securities markets; (2) trades in our shares are effected on such stock exchanges in more than de minimis quantities on at least 60 days during every calendar quarter in the year; and (3) the aggregate number of our shares traded on such stock exchanges during the taxable year is at least 10% of the average number of our shares outstanding in that class during that year. If our shares cease to be treated as regularly traded in a taxable year, then we may no longer be eligible for the section 883 exemption for such taxable year. In such case, Aircastle Bermuda’s U.S. source rental income would be subject to U.S. federal income taxation at a maximum rate of 35% as well as state and local taxation. In addition, Aircastle Bermuda would be subject to the U.S. federal branch profits tax on its effectively connected earnings and profits at a rate of 30%. The imposition of such taxes would adversely affect our business and would result in decreased cash available for distribution to our shareholders.

In taxable years prior to 2008, if substantially all of the U.S. source rental income of Aircastle Bermuda were attributable to activities of Aircastle personnel based in the United States, Aircastle Bermuda could be subject to U.S. federal income taxation on a net income basis rather than at a rate of 4% of its U.S. source gross rental income, which would adversely affect our business and result in decreased cash available for distribution to our shareholders.

We have adopted certain operating procedures designed to limit the amount of income generated by Aircastle Bermuda that is treated as effectively connected with a U.S. trade or business. Accordingly, it is generally expected that Aircastle Bermuda’s U.S. source rental income in taxable years prior to 2008 will be subject to U.S. federal taxation, on a gross income basis, at a rate not in excess of 4%. If, contrary to expectations, we did not comply with certain administrative guidelines of the Internal Revenue Service, such that 90% or more of Aircastle Bermuda’s U.S. source rental income were attributable to the activities of personnel based in the United States in taxable years prior to 2008, Aircastle Bermuda’s U.S. source rental income in such taxable years could be treated as income effectively connected with the conduct of a trade or business in the United States. In such case, Aircastle Bermuda’s U.S. source rental income in such taxable years would be subject to U.S. federal income taxation at a maximum rate of 35% and as well as state and local taxation. In addition, Aircastle Bermuda would be subject to the U.S. federal branch profits tax on its effectively connected earnings and profits in such taxable years at a rate of 30%. The imposition of such taxes would adversely affect our business and would result in decreased cash available for distribution to our shareholders.

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

We expect to continue to be a passive foreign investment company, or PFIC, and a controlled foreign corporation, or CFC, for U.S. federal income tax purposes.

We expect to continue to be treated as a PFIC and a CFC for U.S. federal income tax purposes. If you are a U.S. person and own less than 10% of our voting shares and do not make a qualified electing fund, or QEF, election with respect to us and each of our PFIC subsidiaries, you would be subject to special deferred tax and interest charges with respect to certain distributions on our common shares, any gain realized on a disposition of our common shares and certain other events. The effect of these deferred tax and interest charges could be materially adverse to you. Alternatively, if you are such a shareholder and make a QEF election for us, or you own 10% or more of our voting shares, you will not be subject to those charges, but could recognize taxable income in a taxable year with respect to our common shares in excess of any distributions that we make to you in that year, thus giving rise to so-called ‘‘phantom income’’ and to a potential out-of-pocket tax liability.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease approximately 19,200 square feet of office space in Stamford, Connecticut for our corporate operations. This lease expires in December 2012.

In addition, we lease approximately 3,380 square feet of office space in Dublin, Ireland for our acquisition, aircraft leasing and asset management operations in Europe. The lease for the Irish facility expires in June 2016.

We also lease approximately 1,550 square feet of office space in Singapore for our acquisition, aircraft leasing and asset management operations in Asia. The lease for the Singapore facility expires in November 2009.

We believe our current facilities are adequate for our current needs and that suitable additional space will be available as and when needed.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not a party to any material legal or adverse regulatory proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 31, 2007, no matters were submitted to a vote of security holders.

Executive Officers of the Registrant

Executive officers are elected by our board of directors, and their terms of office continue until the next annual meeting of the board or until their successors are elected and have been duly qualified. There are no family relationships among our executive officers.

Set forth below is information pertaining to our executive officers who held office as of February 21, 2008:

Ron Wainshal, 43, became our Chief Executive Officer in May 2005. Prior to joining Aircastle, Mr. Wainshal was in charge of the Asset Management group of General Electric Commercial Aviation

Services, or GECAS, from 2003 to 2005. After joining GECAS in 1998, Ron led many of GECAS’ U.S. airline restructuring efforts and its bond market activities, and played a major marketing and structured finance role in the Americas. Before joining GECAS, he was a principal and co-owner of a financial advisory company specializing in transportation infrastructure from 1994 to 1998 and prior to that held positions at Capstar Partners and The Transportation Group in New York and Ryder System in Miami. He received a BS in Economics from the Wharton School of the University of Pennsylvania and an MBA from the University of Chicago’s Graduate School of Business.

Michael Inglese, 46, became our Chief Financial Officer in April 2007. Prior to joining the Company, Mr. Inglese served as an Executive Vice President and Chief Financial Officer of PanAmSat Holding Corporation, where he served as Chief Financial Officer from June 2000 until the closing of PanAmSat’s sale to Intelsat in July 2006. Mr. Inglese joined PanAmSat in May 1998 as Vice President, Finance after serving as Chief Financial Officer for DIRECTV Japan, Inc. He is a Chartered Financial Analyst who holds a BS in Mechanical Engineering from Rutgers University College of Engineering and his MBA from Rutgers Graduate School of Business Management.

David Walton, 46, became our General Counsel in March 2005 and our Chief Operating Officer in January 2006. Prior to joining Aircastle, Mr. Walton was Chief Legal Officer of Boullioun Aviation Services, Inc. from 1996 to 2005. Prior to that, Mr. Walton was a partner at the law firm of Perkins Coie in Seattle and Hong Kong. Mr. Walton has over 20 years of experience in aircraft leasing and finance. He received a BA in Political Science from Stanford University and a JD from Boalt Hall School of Law, University of California, Berkeley.

Michael Platt, 47, became our Chief Investment Officer in February 2007. Prior to joining Aircastle, Mr. Platt was Senior Vice President of International Lease Finance Corporation (ILFC) in Los Angeles, California where his responsibilities included heading the sales department and leasing aircraft to airlines throughout the world. Prior to working in marketing and sales at ILFC, Mr. Platt was Vice President, Secretary and Corporate Legal Counsel at ILFC. Before joining ILFC, from 1987 to 1992 he was a transactional lawyer for the former McDonnell Douglas Finance Corporation in Long Beach, California where, among other responsibilities, he was involved in commercial aircraft leasing. Mr. Platt received his BA from the University of North Carolina, Chapel Hill in 1982 and his JD from the University of Virginia School of Law in 1985.

Joseph Schreiner, 50, became our Executive Vice President, Technical in October 2004. Prior to joining Aircastle, Mr. Schreiner oversaw the technical department at AAR Corp, a provider of products and services to the aviation and defense industries from 1998 to 2004 where he managed aircraft and engine evaluations and inspections, aircraft lease transitions, reconfiguration and heavy maintenance. Prior to AAR, Mr. Schreiner spent 19 years at Boeing (McDonnell-Douglas) in various technical management positions. Mr. Schreiner received a BS from the University of Illinois and a MBA from Pepperdine University.

Aaron Dahlke, 39, became our Chief Accounting Officer in June 2005. Prior to joining Aircastle, Mr. Dahlke was Vice President and Controller of Boullioun Aviation Services Inc. from January 2003 to May 2005. Prior to Boullioun, Mr. Dahlke was at ImageX.com, Inc. and Ernst & Young LLP. He received a B.S. in Accounting from California State University San Bernardino.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed for trading on the New York Stock Exchange under the symbol ‘‘AYR’’. As of February 15, 2008, there were approximately 15,724 record holders of our common shares.

The following table sets forth the quarterly high and low prices of our common shares on the New York Stock Exchange for the periods indicated since our initial public offering and dividends during such periods:

	High	Low	Dividends Per Share ($)
Year Ending December 31, 2006:
Third Quarter (from August 8, 2006)	$30.00	$25.75	$0.35	(1)
Fourth Quarter	$33.45	$28.70	$0.4375
Year Ending December 31, 2007:
First Quarter	$36.58	$28.11	$0.50
Second Quarter	$41.31	$33.19	$0.60
Third Quarter	$40.66	$27.89	$0.65
Fourth Quarter	$33.64	$23.30	$0.70

(1)	Dividends for the three months ended September 30, 2006 were paid in two installments. A dividend of $0.156 per common share was paid on August 15, 2006 for the period July 1, 2006 to August 12, 2006 for the period prior to our initial public offering. A dividend of $0.194 per common share was paid on November 15, 2006 for the period after our initial public offering.

We intend to continue to pay regular quarterly dividends to our shareholders; however, our ability to pay, maintain or expand cash dividends to our shareholders and to execute our dividend payment strategy is subject to the discretion of our board of directors and will depend on many factors, including our ability to make and finance acquisitions, our ability to renew or replace existing credit facilities and repurchase obligations, our ability to negotiate favorable lease and other contractual terms, the level of demand for our aircraft, the economic condition of the commercial aviation industry generally, the financial condition and liquidity of our lessees, the lease rates we are able to charge and realize, our leasing costs, unexpected or increased expenses, the level and timing of capital expenditures, principal repayments, margin call requirements, and other capital needs, the value of our aircraft portfolio, our results of operations, financial condition and liquidity, general business conditions, restrictions imposed by our securitizations or other financing arrangements (including our credit facilities), legal restrictions on the payment of dividends and other factors that our board of directors deems relevant. Some of the factors are beyond our control and a change in any such factor could affect our ability to pay dividends on our common shares. In the future we may not be able to pay or maintain dividends. We also may not be able to maintain our current level of dividends or increase them over time. Increases in demand for our aircraft and operating lease payments may not occur, and may not increase our actual cash available for dividends to our common shareholders. The failure to maintain or pay dividends would adversely affect our share price.

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

•	In February 2006, we issued to certain of our employees an aggregate of 780,000 restricted shares and restricted share units, scheduled to vest over a four to five year period from the grant date.

•	In March 2006, we issued to an employee 5,000 restricted shares, scheduled to vest over a five year period from the grant date.

•	In April 2006, we issued to certain of our employees an aggregate of 77,000 restricted shares, which immediately vested for an aggregate purchase price of $770,000.

Performance Graph

The following graph compares the cumulative 16-month total return to holders of our common shares relative to the cumulative total returns of the S & P 500 Index and (i) a customized peer group of six companies that we presented in our Annual Report on Form 10-K for the period ended December 31, 2006: AerCap Holdings NV (NYSE: AER), Copano Energy LLC (NASDAQ: CPNO), Energy Transfer Partners L.P. (NYSE: ETP), Genesis Lease Limited (NYSE: GLS), Seaspan Corp. (NYSE: SSW) and Teekay LNG Partners (NYSE: TGP) (the ‘‘2006 Peer Group’’) and (ii) a customized peer group consisting of the three other publicly traded aircraft leasing companies: AerCap Holdings NV (NYSE: AER), Babcock & Brown Air Ltd. (NYSE: FLY) and Genesis Lease Limited (NYSE: GLS) (the ‘‘New Peer Group’’). Aircastle believes that the New Peer Group, AerCap Holdings NV (NYSE: AER), Genesis Lease Limited (NYSE: GLS), and Babcock & Brown Air Ltd. (NYSE: FLY), comprises the most meaningful benchmark against which to measure Aircastle’s performance because each company’s primary business is the acquisition and leasing of aviation assets. These companies were either not yet publicly traded in 2006 or had only been publicly traded for short periods of time, and therefore Aircastle believed that a broader peer group provided more meaningful data for 2006. The 2006 Peer Group and New Peer Group investments are weighted among shares in the respective peer group by market capitalization and adjusted monthly. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in Aircastle common shares and in the shares of both the 2006 Peer Group and the New Peer Group on August 7, 2006, and is assumed to have been made in the S & P 500 Index on July 31, 2006, with the relative performance of each tracked through December 31, 2007.

COMPARISON OF 16 MONTH CUMULATIVE TOTAL RETURN*

Among Aircastle Limited, The S&P 500 Index,
The New Peer Group And The 2006 Peer Group

*	$100 invested on 8/7/06 in AYR Common Shares or 7/31/06 in the S&P 500 Index, including reinvestment of dividends.

	8/7/06	8/31/06	9/30/06	10/31/06	11/30/06	12/31/06
Aircastle Limited	100.00	121.30	126.35	140.90	127.82	130.97
S&P 500	100.00	102.38	105.02	108.44	110.50	112.05
New Peer Group	100.00	100.00	100.00	100.00	100.00	102.11
2006 Peer Group	100.00	103.89	102.06	108.47	118.41	119.00

	1/31/07	2/28/07	3/31/07	4/30/07	5/31/07	6/30/07	7/31/07	8/31/07	9/30/07	10/31/07	11/30/07	12/31/07
Aircastle Limited	133.45	153.17	159.31	150.39	175.84	181.96	149.87	157.64	155.55	150.38	122.97	125.83
S&P 500	113.75	111.52	112.77	117.76	121.87	119.85	116.13	117.88	122.28	124.23	119.04	118.21
New Peer Group	115.78	118.71	124.27	126.11	133.32	135.50	114.51	110.67	110.77	107.93	96.85	90.24
2006 Peer Group	124.21	128.92	135.31	145.21	148.02	150.79	139.05	130.64	125.68	135.82	125.64	124.52

ITEM 6.    SELECTED FINANCIAL DATA

The selected historical consolidated financial, operating and other data as of December 31, 2006 and 2007 and for each of the three years in the period ended December 31, 2007 presented in this table are derived from our audited consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report. The selected consolidated financial data as of December 31, 2004 and 2005 and for the period from October 29, 2004 through December 31, 2004 presented in this table are derived from our audited consolidated financial statements and related notes thereto, which are not included in this Annual Report. You should read these tables along with Item 7. ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and our consolidated financial statements and the related notes thereto included elsewhere in this Annual report.

	Period from October 29, (Commencement of Operations) Through December 31,	Year Ended December 31,
	2004	2005	2006	2007
	(Dollars in thousands, except per share data)
Selected Financial Data:
Consolidated Statements of Operation:
Total revenues	$78	$31,638	$182,852	$381,091
Selling, general and administrative expenses	1,117	12,493	27,836	39,040
Depreciation	102	11,286	53,424	126,403
Interest (income) expense, net	(9)	6,846	49,566	92,660
Income (loss) from continuing operations	(1,143)	(803)	45,920	114,403
Discontinued operations	(322)	1,031	5,286	12,941
Net income (loss)	(1,465)	228	51,206	127,344
Basic income (loss) per share:
Income (loss) from continuing operations	$(0.03)	$(0.02)	$1.00	$1.71
Discontinued operations	$(0.01)	$0.03	$0.12	$0.19
Net income (loss)	$(0.04)	$0.01	$1.12	$1.90
Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.03)	$(0.02)	$1.00	$1.70
Discontinued operations	$(0.01)	$0.03	$0.11	$0.19
Net income (loss)	$(0.04)	$0.01	$1.11	$1.89
Cash dividends declared per share	—	—	$1.1375	$2.45
Other Operating Data:
EBITDA(1)	$(1,020)	$19,003	$149,349	$333,745
Consolidated Statements of Cash Flows:
Cash flows provided by operations	$4,290	$20,562	$135,282	$381,061
Cash flows used in investing activities	(97,405)	(742,144)	(920,920)	(2,483,503)
Cash flows provided by financing activities	93,115	801,525	763,813	2,057,870
Consolidated Balance Sheet Data:
Flight equipment held for lease, net of accumulated depreciation	$61,679	$712,092	$1,559,365	$3,807,116
Debt investments, available for sale	—	26,907	121,273	113,015
Total assets	104,981	967,532	1,918,703	4,427,642
Borrowings under credit facilities	—	490,588	442,660	798,186
Borrowings under securitizations	—	—	549,400	1,677,736
Repurchase agreements	—	8,665	83,694	67,744
Shareholders’ equity	99,235	410,936	637,197	1,294,577
Other Data:
Number of Aircraft (at the end of period)	2	31	68	133
Total debt to total capitalization	N/A	54.9%	62.8%	66.3%

(1)	EBITDA is a measure of operating performance that is not calculated in accordance with GAAP. EBITDA should not be considered a substitute for net income, income from operations or cash flows provided by or used in operations, as determined in accordance with GAAP. EBITDA is a key measure of our operating performance used by management to focus on consolidated operating performance exclusive of income and expense that relate to the financing and capitalization of the business.

We define EBITDA as income (loss) from continuing operations before income taxes, interest expense and depreciation and amortization. We use EBITDA to assess our consolidated financial and operating performance, and we believe this non-measure, is helpful in identifying trends in our performance. This measure provides an assessment of controllable expenses and affords management the ability to make decisions which are expected to facilitate meeting current financial goals as well as achieve optimal financial performance. It provides an indicator for management to determine if adjustments to current spending decisions are needed. EBITDA provides us with a measure of operating performance because it assists us in comparing our operating performance on a consistent basis as it removes the impact of our capital structure (primarily interest charges on our outstanding debt) and asset base (primarily depreciation and amortization) from our operating results.
The table below shows the reconciliation of net income (loss) to EBITDA for the period October 29 through December 31, 2004 and the years ended December 31, 2005, 2006 and 2007.

	Period from October 29, (Commencement of Operations) Through December 31,	Year Ended December 31,
	2004	2005	2006	2007
Net income (loss)	$(1,465)	$228	$51,206	$127,344
Depreciation	102	11,286	53,424	126,403
Amortization of lease premiums (discounts)	30	734	(4,406)	(7,379)
Interest, net	(9)	6,846	49,566	92,660
Income tax provision	—	940	4,845	7,658
(Earnings) loss from discontinued operations, net of income taxes	322	(1,031)	(5,286)	(12,941)
EBITDA	$(1,020)	$19,003	$149,349	$333,745

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks, uncertainties and assumptions. You should read the following discussion in conjunction with ‘‘Item 6 — Selected Financial Data’’ and our historical consolidated financial statements and the notes thereto appearing elsewhere in this report. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those described under ‘‘Item 1A. — Risk Factors’’ and elsewhere in this report. Please see ‘‘Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995’’ for a discussion of the uncertainties, risks and assumptions associated with these statements. Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and, unless otherwise indicated, the other financial information contained in this report has also been prepared in accordance with GAAP. Unless otherwise indicated, all references to ‘‘dollars’’ and ‘‘$’’ in this report are to, and all monetary amounts in this report are presented in, U.S. dollars.

OVERVIEW

We are a global company that acquires and leases high-utility commercial jet aircraft to passenger and cargo airlines throughout the world. High-utility aircraft are generally modern, operationally efficient jets with a large operator base and long useful lives. As of December 31, 2007, our aircraft portfolio consisted of 133 aircraft that were leased to 58 lessees located in 31 countries, including two aircraft being converted to freighter configuration which are subject to leases that will commence upon completion of the conversions, and managed through our offices in the United States, Ireland and Singapore. Typically, our aircraft are subject to net operating leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs, although, in a majority of cases, we are obligated to pay a portion of specified maintenance or modification costs. We also make investments in other aviation assets, including debt investments secured by commercial jet aircraft. As of February 21, 2008, we had acquired and committed to acquire aviation assets having an aggregate purchase price equal to $4.2 billion and $1.5 billion, respectively, for a total of approximately $5.7 billion. Our revenues and income from continuing operations for the year ended December 31, 2007 were $381.1 million and $114.4 million, respectively. For the fourth quarter of 2007, our revenues and income from continuing operations were $120.7 million and $33.9 million, respectively.

We intend to pay regular quarterly dividends to our shareholders and plan to grow our dividends per share through the acquisition of additional aviation assets using cash on hand and available credit facilities. We expect to finance our acquisitions on a long-term basis using cost effective debt structures such as non-recourse securitizations or similar bank market financings. Securitizations and similarly structured bank market financings allow companies to raise long-term capital by pledging cash flows of an asset pool, such as aircraft leases. In June 2006, we closed our first securitization, which we refer to as Securitization No. 1, a $560.0 million transaction comprising 40 aircraft and related leases, which were refer to as Portfolio No. 1. In June 2007, we closed our second securitization, which we refer to as Securitization No. 2, a $1.17 billion transaction comprising 59 aircraft and related leases, which we refer to as Portfolio No. 2. We expect that long-term debt to refinance our short-term borrowings and to fund additional investments would also be available to us in the secured bank debt market under a broadly similar security structure.

Segments

We manage our business and analyze and report our results of operations on the basis of two business segments, Aircraft Leasing and Debt Investments. We present our segment information on a contribution margin basis consistent with the information that our Chief Executive Officer (the chief operating decision maker) reviews in assessing segment performance and allocating resources.

Contribution margin includes revenue, depreciation, interest expense and other expenses that are directly connected to our business segments. We believe contribution margin is an appropriate measure of performance because it reflects the marginal profitability of our business segments, excluding overhead.

Aircraft Leasing

Typically, our aircraft are subject to net operating leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational and insurance costs. In many of our leases we are obligated to bear a portion of maintenance costs or costs associated with modifications required by manufacturers or regulators. We retain the benefit, and bear the risk, of re-leasing and the residual value of the aircraft upon expiry or early termination of the lease. As of December 31, 2007, our portfolio consisted of 133 aircraft with 58 lessees in 31 countries, including two aircraft being converted to freighter configuration which are subject to leases that will commence upon completion of the conversions, with a net book value of $3.80 billion. The weighted average (by net book value) age of the aircraft in the portfolio from the date of original delivery by manufacturer to December 31, 2007, was 10.2 years. The weighted average (by net book value) remaining lease term for aircraft we owned at December 31, 2007 was 5.0 years.

Debt Investments

We also invest in debt investments secured by commercial jet aircraft, including enhanced equipment trust certificates, and other forms of collateralized debt. We believe our experience in the aircraft leasing business, coupled with knowledge of structured finance, enables us to make opportunistic investments in this market sector. Our intent is not to actively trade debt investments, and accordingly we have classified debt investments purchased to date as available-for-sale or held to maturity as defined in Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of December 31, 2006, we owned debt investments secured by aircraft with a fair value of $121.3 million. During the year ended December 31, 2007, we made one additional investment in debt investments secured by aviation assets. At December 31, 2007, our debt investment portfolio consisted of seven such debt investments with a fair value of $113.0 million. In February 2008, we sold two of our debt investments for $65.3 million, plus accrued interest. We repaid the outstanding balance of $52.3 million, plus accrued interest, under the related repurchase agreement. Additionally, we terminated the related interest rate swap and paid breakage fees and accrued interest of approximately $1.0 million.

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

Revenues in our Aircraft Leasing segment for the years ended December 31, 2006 and 2007 were $173.8 million and $370.7 million, respectively. Our revenues increased significantly from 2006 to 2007 primarily as a result of continued aircraft acquisitions during 2007 which caused our aircraft fleet to grow from 68 aircraft at December 31, 2006, to 133 aircraft at December 31, 2007, all of which were on lease or in freighter conversion.

Revenues in our Debt Investments segment are recognized using the effective interest method. Certain investments which represent residual interests are accounted for using a level yield methodology based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. Such assumptions include the rate and timing of principal and interest. Revenues in our Debt Investments segment for the year ended December 31, 2006 were $9.0 million as compared to $10.4 million for the year ended December 31, 2007.

Operating Expenses

Operating expenses are comprised of depreciation of flight equipment held for lease, interest expense, selling, general and administrative expenses, or SG&A, and other expenses. As we continue to grow, we expect that depreciation of flight equipment held for lease and interest expense will grow with revenue growth. We also expect that SG&A will decline as a percentage of our segment assets and of our revenues as we leverage our existing infrastructure over a greater revenue base.

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

All of our aircraft-owning subsidiaries that are recognized as corporations for U.S. tax purposes are non-U.S. corporations. These non-U.S. subsidiaries generally earn income from sources outside the United States and therefore typically are not subject to U.S. federal, state or local income taxes. However, certain of these non-U.S. subsidiaries own aircraft that operate to, from or within the U.S. and therefore may be subject to federal, state and local income taxes. We also have a U.S-based subsidiary which provides management services to our non-U.S. subsidiaries and is subject to U.S. federal, state and local income taxes.

History

Aircastle Limited, formerly Aircastle Investment Limited, is a Bermuda exempted company that was incorporated on October 29, 2004 by Fortress Investment Group LLC and certain of its affiliates.

Acquisitions and Dispositions

Our financial results are impacted by the timing and size of acquisitions and dispositions we complete. As of February 21, 2008, we had acquired and committed to acquire aviation assets having an aggregate purchase price equal to $4.2 billion and $1.5 billion, respectively, or a total of approximately $5.7 billion.

We believe the large and growing aircraft market continues to evolve, generating significant additional acquisition opportunities. Our acquisition strategy is flexible and allows us to take advantage of the best available market opportunities and is predicated on sourcing investments we believe to be accretive to shareholders. Currently, we are primarily focused on acquiring high-utility commercial jet aircraft for the passenger and freighter markets and we may also make opportunistic acquisitions of other asset-backed aviation assets. Our business strategy has been to pursue acquisitions through multiple channels across the world, such as sale-leasebacks with airlines and purchases from operating lessors, banks and other aircraft owning entities. We also explore opportunities to purchase aircraft from manufacturers. Our ability to successfully and efficiently acquire and integrate additional aviation assets on favorable terms will significantly impact our financial results and growth prospects.

On January 22, 2007, we entered into the GAIF Acquisition Agreement, pursuant to which we agreed to acquire 38 aircraft for an aggregate base purchase price of approximately $1.595 billion, subject to certain agreed adjustments. On November 7, 2007, we agreed with GAIF to remove two aircraft from the GAIF Acquisition Agreement, reducing the total number of aircraft to be acquired to 36, with an aggregate base purchase price of approximately $1.465 billion. For certain of the aircraft, we agreed to make accelerated payments to the relevant sellers and acquire their rights and obligations under the seller’s purchase or freighter conversion agreement, with final payment and delivery of the aircraft to us being made upon delivery by the manufacturer or seller, or completion of the conversion process. We acquired 28 aircraft in 2007 related to this transaction, and of the remaining eight aircraft, we expect to acquire seven in 2008 and one in February 2009. We have made accelerated payments to the relevant GAIF seller in relation to certain of the aircraft remaining to be delivered in 2008 and 2009.

On June 20, 2007, we entered into the Airbus A330F Agreement, under which we agreed to acquire from Airbus fifteen new A330-200F freighter aircraft, or the New A330F Aircraft. Pre-delivery payments for each aircraft are payable to Airbus and are refundable to us only in limited circumstances. We agreed to separate arrangements with Rolls-Royce PLC, or Rolls-Royce, and Pratt & Whitney, or P&W, pursuant to which we committed to acquire aircraft engines for the New A330F Aircraft. We agreed to acquire six shipsets of Trent 772B engines from Rolls-Royce and were granted options to acquire an additional four shipsets. We also committed to acquire five shipsets of PW4170 engines from P&W, and were granted options to acquire an additional five shipsets. Each shipset consists of two engines. The New A330F Aircraft are scheduled for delivery between June 2010 and November 2011, with five scheduled for delivery in 2010. Under limited circumstances, we have the right to change certain delivery positions from A300-200F freighter configuration aircraft to A330-200 passenger configuration aircraft.

The following table sets forth certain information with respect to the aircraft acquired or to be acquired by us as of December 31, 2007:

AIRCASTLE AIRCRAFT INFORMATION (dollars in millions)

	Owned Aircraft as of December 31, 2007(1)	Aircraft Committed to be Acquired as of December 31, 2007(2)(5)	Total
Flight Equipment Held for Lease	$3,807	$363	$4,170
Number of Aircraft	133	8	141
Number of Lessees	58	4	61
Number of Countries	31	3	32
Weighted Average Age – Passenger (years)(3)(6)	10.0	17.1	10.2
Weighted Average Age – Freighter (years)(3)(6)	10.9	—	7.9
Weighted Average Age – Combined (years)(3)(6)	10.2	3.7	9.7
Weighted Average Remaining Passenger Lease Term (years)(4)(6)	4.2	5.0	4.2
Weighted Average Remaining Cargo Lease Term (years)(4)(6)	8.7	11.0	9.3
Weighted Average Remaining Combined Lease Term (years)(4)(6)	5.0	9.7	5.5

(1)	Calculated using net book value.

(2)	Excludes 15 Airbus Model A330-200F scheduled for delivery between June 2010 and November 2011.
(3)	Weighted average age (years) by net book value, or in the case of aircraft not yet acquired, base purchase price, is as of December 31, 2007. The age of any aircraft not yet acquired is measured as of its expected acquisition date.
(4)	Weighted average remaining lease term (years) by net book value, or in the case of aircraft not yet acquired, base purchase price, is as of December 31, 2007. Remaining lease term for any aircraft not yet acquired is measured as of the expected acquisition date.
(5)	Calculated using base purchase price, which represents the purchase price subject to certain agreed upon adjustments.
(6)	Two Boeing Model 747-400 aircraft being converted to freighter configuration are included as ‘‘Freighter’’ aircraft and because we have executed post-conversion leases for these aircraft, we measure the remaining lease term for these aircraft on the basis of their respective ten-year post-conversion leases. Two Boeing Model 747-400 aircraft currently on short-term leases in passenger configuration are included as ‘‘Passenger’’ aircraft; the remaining lease term for one of these aircraft, for which we have an executed lease post-conversion, is measured based on the ten-year term of that post-conversion lease, while the remaining lease term for the other is measured based on the 2008 expiry date on the existing short-term passenger configuration lease.

Our owned aircraft portfolio as of December 31, 2007 is listed in Exhibit 99.1 to this report. Approximately 86% of the aircraft we owned as of December 31, 2007 are what we consider to be the most current technology for the relevant airframe and engine type and airframe size, as listed under the headings ‘‘Latest Generation Narrowbody Aircraft,’’ ‘‘Latest Generation Midbody Aircraft,’’ ‘‘Latest Generation Widebody Aircraft’’ and ‘‘Latest Generation Widebody Freighter Aircraft’’ in Exhibit 99.1 to this report.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of December 31, 2007		Aircraft Committed to be Acquired as of December 31, 2007(1)		Total
	Number of Aircraft	% of Net Book Value	Number of Aircraft	% of Base Purchase Price(2)	Number of Aircraft	% of Net Book Value plus Base Purchase Price
Aircraft Type
Passenger:
Narrowbody	92	51%	6	21%	98	48%
Midbody	24	25%	—	—%	24	23%
Widebody(3)	3	5%	—	—%	3	4%
Total Passenger	119	81%	6	21%	125	75%
Freighter(4)	14	19%	2	79%	16	25%
Total	133	100%	8	100%	141	100%
Manufacturer
Boeing	93	65%	2	79%	95	66%
Airbus	40	35%	6	21%	46	34%
Total	133	100%	8	100%	141	100%
Lessee Diversification
Top Five Lessees(5)	34	28%	8	100%	28	28%
Regional Diversification
Europe(6)	65	47%	1	39%	66	47%
Asia(7)	35	27%	6	22%	41	26%
North America(8)	13	10%	—	—%	13	9%
Latin America	12	7%	—	—%	12	7%
Middle East and Africa	8	9%	1	39%	9	11%
Total	133	100%	8	100%	141	100%

(1)	Excludes 15 Airbus Model A330-200F scheduled for delivery between June 2010 and November 2011.
(2)	Base purchase price represents the purchase price subject to certain agreed upon adjustments.
(3)	Two Boeing Model 747-400 aircraft currently on short-term leases in passenger configuration are included as ‘‘Passenger’’ aircraft.
(4)	Two Boeing Model 747-400 aircraft being converted to freighter configuration are included as ‘‘Freighter’’ aircraft.
(5)	Our top five customers for aircraft we owned and were committed to acquire as of December 31, 2007, in order of declining exposure, are Martinair Holland N.V., Emirates, US Airways Inc., Sterling Airlines A/S. and Iberia Lineas Aereas de Espana, S.A. No individual customer accounted for more than 8% of net book value.
(6)	Includes one Boeing Model 747-400 aircraft being converted to freighter configuration for which we have an executed lease post-conversion with a carrier in Europe.

(7)	Includes two Boeing Model 747-400 aircraft currently on short-term lease in passenger configuration to airlines in Asia. These aircraft will be converted to freighter configuration in 2008 and 2009 and we have executed a lease with a carrier in North America for one of these aircraft post-conversion.
(8)	Includes one Boeing Model 747-400 aircraft being converted to freighter configuration for which we have an executed lease post-conversion with a carrier in North America.

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

We intend to continue funding aircraft acquisitions initially through borrowings under our short-term credit facilities, and to repay all or a portion of such borrowings from time to time with the net proceeds from subsequent long-term debt financings and additional equity offerings. Therefore, our ability to execute our business strategy, particularly the acquisition of additional commercial jet aircraft or other aviation assets, depends to a significant degree on our ability to obtain additional debt and equity capital on terms we deem attractive. Given our existing commitments and the potential volume of aircraft acquisitions, we expect to execute additional securitizations, other long-term debt financing and/or additional equity offerings during the course of the next 12 months. We also intend to extend, modify or replace our short-term credit facilities in 2008. However, the level of new investment activity and, in turn, financing requirements will be driven by the attractiveness of new investment opportunities available in the marketplace and financial market conditions. Decisions by investors and lenders to enter into such transactions with us will depend upon a number of factors, such as our historical and projected performance, compliance with the terms of our current credit arrangements, industry and market trends, the availability of capital and the relative attractiveness of alternative investments. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facilities, — Securitizations, and — Equity Offerings.’’

Comparison of the year ended December 31, 2006 to the year ended December 31, 2007

Revenues and Contribution Margin

Revenues and contribution margin by segment is set forth in the tables below. See Note 16 to our consolidated financial statements for the reconciliation to operating income and our reasons for using contribution margin to discuss our results of operations.

Aircraft Leasing

Aircraft Leasing revenues and contribution margin were as follows:

	Year Ended December 31,
(Dollars in thousands)	2006	2007
Revenues:
Lease rentals	$173,605	$369,876
Other revenues	209	815
Total revenues	173,814	370,691
Expenses:
Depreciation	52,895	125,762
Interest	51,194	100,882
Other expenses	1,261	927
Total expenses	105,350	227,571
Contribution margin	$68,464	$143,120

For the year ended December 31, 2006, the contribution margin of our Aircraft Leasing segment was $68.5 million on $173.8 million of revenues. At December 31, 2006, we owned 68 aircraft held for lease, all of which were on-lease.

For the year ended December 31, 2007, the contribution margin of our Aircraft Leasing segment was $143.1 million on $370.7 million of revenues. At December 31, 2007, we owned 133 aircraft held for lease, all of which were on-lease or in freighter conversion. Aircraft leasing revenue of $370.7 million, depreciation expense of $125.8 million, and interest expense of $100.9 million all increased relative to the year ended December 31, 2006 due to the increase in the size of our aircraft portfolio.

Debt Investments

Debt Investment revenues and contribution margin were as follows:

	Year Ended December 31,
(Dollars in thousands)	2006	2007
Revenues:
Interest income	$9,038	$10,400
Other revenues	—	—
Total revenues	9,038	10,400
Expenses:
Interest	4,572	4,017
Total expenses	4,572	4,017
Contribution margin	$4,466	$6,383

For the year ended December 31, 2006, the contribution margin of our Debt Investments segment was $4.5 million on $9.0 million of revenues. At December 31, 2006, we owned $121.3 million of debt investments with $14.4 million of unrealized gains as reflected in accumulated other comprehensive income at December 31, 2006.

For the year ended December 31, 2007, the contribution margin of our Debt Investments segment was $6.4 million on $10.4 million of revenues. At December 31, 2007, we owned $113.0 million of debt investments with $10.8 million of unrealized gains as reflected in accumulated other comprehensive loss at December 31, 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, consists of personnel costs, professional fees and other expenses. SG&A as of percentage of total segment assets was 0.9% for the year ended December 31, 2007, as compared with 1.5% for the same period in 2006. We expect SG&A as a percentage of total segment assets to continue to decrease as we grow our segment assets. SG&A increased $11.2 million for the year ended December 31, 2007, as compared with the same period in 2006. The increase was due to an increase of $8.7 million in personnel costs, consisting primarily of salary and non-cash share based payments, as the number of employees increased from 45 at December 31, 2006, to 69 at December 31, 2007, an increase in professional fees of $2.7 million, consisting primarily of auditing and tax compliance fees, and a decrease in other expenses. Non-cash share based payment expense of $6.7 million in 2007 included $1.7 million of compensation resulting from the acceleration of unvested shares previously granted to a former employee. Non-cash share based payment expense of $8.9 million in 2006 included $3.4 million in compensation to a director for the purchase of common shares below fair value.

Income Tax Provision

Our provision for income taxes for the years ended December 31, 2006 and 2007 was $4.8 million and $7.7 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland and the United States. The increase in our income tax provision of approximately $2.9 million from December 31, 2006 to December 31, 2007 was primarily attributable to the increase in our operating revenue subject to tax in Ireland and the United States.

All of our aircraft-owning subsidiaries that are recognized as corporations for U.S. tax purposes are non-U.S. corporations. These non-U.S. subsidiaries generally earn income from sources outside the United States and therefore typically are not subject to U.S. federal, state or local income taxes. However, certain of these non-U.S. subsidiaries own aircraft that operate to, from or within the U.S. and therefore may be subject to federal, state and local income taxes. We also have a U.S-based subsidiary which provides management services to our non-U.S. subsidiaries and is subject to U.S. federal, state and local income taxes.

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

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (‘‘FIN 48’’), effective January 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of the adoption of FIN 48.

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense or penalty recognized during the year. See Note 11 to our consolidated financial statements.

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

As of March 31, 2007, another aircraft was classified on the balance sheet as flight equipment held for sale and all operating activities were classified as discontinued operations. The aircraft was sold on May 22, 2007 for an $11.6 million gain. The operating activities of this aircraft have been reflected in discontinued operations for all periods presented and the aircraft is presented as flight equipment held for sale at both December 31, 2005 and 2006.

Earnings from discontinued operations for the years ended December 31, 2006, and 2007 related solely to the two aircraft held for sale, were as follows:

	Year Ended December 31,
	2006	2007
Earnings from discontinued operations:
Lease rentals	$8,610	$2,364
Depreciation	(3,532)	(761)
Gain on disposition	2,240	11,566
Interest expense	(1,439)	—
Other expenses	(30)	(185)
Earnings from discontinued operations before income tax provision	5,849	12,984
Income tax provision	(563)	(43)
Earnings from discontinued operations, net of income taxes	$5,286	$12,941

Comparison of the year ended December 31, 2005 to the year ended December 31, 2006

Revenues and Contribution Margin

Revenues and contribution margin by segment is set forth in the tables below. See Note 16 to our consolidated financial statements for the reconciliation to operating income and our reasons for using contribution margin to discuss our results of operations.

Aircraft Leasing

Aircraft Leasing revenues and contribution margin were as follows:

	Year Ended December 31,
(Dollars in thousands)	2005	2006
Revenues:
Lease rentals	$28,590	$173,605
Other revenues	2	209
Total revenues	28,592	173,814
Expenses:
Depreciation	11,121	52,895
Interest	7,999	51,194
Other expenses	783	1,261
Total expenses	19,903	105,350
Contribution margin	$8,689	$68,464

For the year ended December 31, 2005, the contribution margin of our Aircraft Leasing segment was $8.7 million on $28.6 million of revenues. At December 31, 2005, we owned 31 aircraft held for lease, all of which were on-lease.

For the year ended December 31, 2006, the contribution margin of our Aircraft Leasing segment was $68.5 million on $173.8 million of revenues. At December 31, 2006, we owned 68 aircraft held for lease, all of which were on-lease. Aircraft leasing revenue of $173.8 million, depreciation expense of $52.9 million, interest expense of $51.2 million and other expenses of $1.3 million all increased relative to the year ended December 31, 2005 due to the increase in the size of our aircraft portfolio.

Debt Investments

Debt Investment revenues and contribution margin were as follows:

	Year Ended December 31,
(Dollars in thousands)	2005	2006
Revenues:
Interest income	$2,942	$9,038
Other revenues	104	—
Total revenues	3,046	9,038
Expenses:
Interest	173	4,572
Total expenses	173	4,572
Contribution margin	$2,873	$4,466

For the year ended December 31, 2005, the contribution margin of our Debt Investments segment was $2.9 million on $3.0 million of revenues. At December 31, 2005, we owned $26.9 million of debt investments with $9.9 million of unrealized gains as reflected in accumulated other comprehensive income at December 31, 2005.

For the year ended December 31, 2006, the contribution margin of our Debt Investments segment was $4.5 million on $9.0 million of revenues. At December 31, 2006, we owned $121.3 million of debt investments with $14.4 million of unrealized gains as reflected in accumulated other comprehensive income at December 31, 2006.

Selling, General and Administrative Expenses

SG&A consists of personnel costs, professional fees and other expenses. SG&A as of percentage of total segment assets was 1.5% for the year ended December 31, 2006, as compared with 1.6% for the same period in 2005. SG&A increased $15.3 million for the year ended December 31, 2006, as compared with the same period in 2005. The increase was due to an increase of $11.7 million in personnel costs, consisting primarily of salary and non-cash share based payments, as the number of employees increased from 29 at December 31, 2005, to 45 at December 31, 2006, an increase in professional fees of $1.0 million, consisting primarily of auditing and tax compliance fees, and increases in rent, insurance, travel and other expenses of $2.6 million. Non-cash share based payment expense in 2006 was $8.9 million, including $3.4 million in compensation to a director for the purchase of common shares below fair value. Non-cash share based payment expense in 2005 was $0.4 million.

Income Tax Provision

Our provision for income taxes for the years ended December 31, 2005 and 2006 was $0.9 million and $4.8 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland and the United States.

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

As of March 31, 2007, another aircraft was classified on the balance sheet as flight equipment held for sale and all operating activities were classified as discontinued operations. The aircraft was sold on May 22, 2007 for an $11.6 million gain. The operating activities of this aircraft have been reflected in discontinued operations for all periods presented and the aircraft is presented as flight equipment held for sale at both December 31, 2005 and 2006.

Earnings from discontinued operations for the years ended December 31, 2005 and 2006 related solely to the two aircraft held for sale were as follows:

	Year Ended December 31,
	2005	2006
Earnings from discontinued operations:
Lease rentals	$6,014	$8,610
Depreciation	—	(3,532)
Gain on disposition	(3,469)	2,240
Interest expense	(102)	(1,439)
Other expenses	(1,297)	(30)
Earnings from discontinued operations before income tax provision	1,146	5,849
Income tax provision	(115)	(563)
Earnings from discontinued operations, net of income taxes	$1,031	$5,286

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP, requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. Our estimates and assumptions are based on historical experiences and currently available information. Actual results may differ from such estimates under different conditions, sometimes materially. A summary of our significant accounting policies is presented in the notes to our consolidated financial statements included elsewhere in this Annual report. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results and require our most subjective judgments, estimates and assumptions. Our most critical accounting policies and estimates are described below.

Lease Revenue Recognition

Our operating lease rentals are recognized on a straight-line basis over the term of the lease. We will neither recognize revenue nor record a receivable from a customer when collectability is not reasonably assured. Estimating whether collectability is reasonably assured requires some level of subjectivity and judgment. When collectability is not certain, the customer is placed on non-accrual status and revenue is recognized when cash payments are received. Management determines whether customers should be placed on non-accrual status. When we are reasonably assured that payments will be received in a timely manner, the customer is placed on accrual status. The accrual/non-accrual status of a customer is maintained at a level deemed appropriate based on factors such as the customer credit rating, payment performance, financial condition and requests for modifications of lease terms and conditions. Events or circumstances outside of historical customer patterns can also result in changes to a customer’s accrual status.

Income and Valuation of Debt Investments

Income on debt investments is recognized using the effective interest method. Certain investments which represent a residual interest are accounted for using a level yield methodology based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. Such assumptions include the rate and timing of principal and interest receipts (which may be subject to prepayments and defaults). These assumptions are updated on at least a quarterly basis to reflect changes related to a particular security, actual historical data and market changes. These uncertainties and contingencies are difficult to predict and are subject to future events and economic and market conditions, which may alter the assumptions. We have classified our investments in debt investments as available for sale or held to maturity As such, debt investments available for sale are carried at fair value with any net unrealized gains and losses reported as a component of accumulated other comprehensive income. Fair value is based primarily upon broker quotations, which provide valuation estimates based upon reasonable market order indications or a good faith estimate thereof. These quotations are subject to significant variability based on market conditions, such as interest rates and credit spreads. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in our results of operations and financial position. At December 31, 2007, our portfolio of debt investments available for sale had a net unrealized gain.

Maintenance Payments

Under an operating lease, the lessee is typically required to make payments for heavy maintenance, overhaul or replacement of certain high-value components of the aircraft. These maintenance payments are based on hours or cycles of utilization or on calendar time, depending upon the component, and are required to be made monthly in arrears or at the end of the lease term. Whether to permit a lessee to make maintenance payments at the end of the lease term, rather than requiring such payments to be made monthly, depends on a variety of factors, including the creditworthiness of the lessee, the level of security deposit which may be provided by the lessee and market conditions at the time. If a lessee is making monthly maintenance payments, we would typically be obligated to use the funds paid by the lessee during the lease term to reimburse the lessee for costs they incur for heavy maintenance, overhaul or replacement of certain high-value components, usually shortly following completion of the relevant work.

In addition, many of our leases contain provisions which may require us to pay a portion of such costs in excess of the amounts paid to us by the lessee on a monthly basis, although the timing of the maintenance, overhaul or replacement of the relevant components and the actual cost of the work will determine the portion of the excess, if any, we must pay. As part of our due diligence review of each aircraft we purchase, we prepare an estimate of the expected maintenance payments and any excess costs which may become payable by us, taking into consideration the then-current maintenance status of the aircraft and the relevant provisions of any existing lease.

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

Flight Equipment Held for Lease

Flight equipment held for lease is stated at cost and depreciated using the straight-line method, typically over a 25 year life from the date of manufacture for passenger aircraft and over a 30 — 35 year life for freighter aircraft, depending on whether the aircraft is a converted or purpose-built freighter, to estimated residual values. Estimated residual values are generally determined to be approximately 15% of the manufacturer’s estimated realized price for passenger aircraft when new and 5% — 10% for freighter aircraft when new. Management may make exceptions to this policy on a case-by-case basis when, in its judgment, the residual value calculated pursuant to this policy does not appear to reflect current expectations of value. Examples of situations where exceptions may arise include but are not limited to:

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

Determining the fair value of attached leases requires us to make assumptions regarding the current fair values of leases for specific aircraft. We estimate a range of current lease rates of like aircraft in order to determine if the attached lease is within a fair value range. If a lease is below or above the range of current lease rates, we present value the estimated amount below or above fair value range over the remaining term of the lease. The resulting lease premiums or discounts are amortized into lease rental income over the remaining term of the lease.

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

Derivative Financial Instruments

In the normal course of business we utilize derivative instruments to manage our exposure to interest rate risks. We account for derivative instruments in accordance with Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, or SFAS No. 133. In accordance with SFAS No.133, all derivatives are recognized on the balance sheet at their fair value. We obtain the values on a quarterly basis from the counterparty of the derivative contracts. When hedge treatment is achieved under SFAS No.133, the changes in fair values related to the effective portion of the derivatives are recorded in other comprehensive income or in income, depending on the designation of the derivative as a cash flow hedge. The ineffective portion of the derivative contract is calculated and recorded in income at each quarter end.

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

We use the ‘‘hypothetical trade method’’ for hedges that do not qualify for the ‘‘change in variable cash flow method’’ under SFAS No.133. The calculation involves a comparison of the change in the fair value of a hypothetical trade to the change in the fair value of the hedge. The difference is the calculated ineffectiveness and is recorded in income as a component of interest expense.

Share Based Payments

Compensation costs relating to share based payments are recognized based on the fair value of the equity instruments issued in accordance SFAS No. 123(R), Share-Based Payment. We use the straight line method of accounting for compensation cost on share based payment awards that contain pro-rata vesting provisions, net of estimated forfeitures. Prior to our initial public offering, the fair value of the equity instruments was determined based on a valuation which took into account various assumptions that were subjective. Such assumptions involved projecting our earnings through the date of the anticipated initial public offering to develop an estimated annualized rate of earnings and annualized earnings and dividends per share. Key assumptions used in developing the projection included expected monthly acquisition volume through the date of the initial public offering, leverage and interest costs, revenues from new aircraft acquisitions and the growth of selling, general and administrative expenses. Compensation costs relating to share based payments recognized subsequent to the initial public offering are measured based upon the market price of our common shares at the grant date.

Income Taxes

Aircastle provides for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, or SFAS No. 109. SFAS No. 109 requires an asset and liability based approach in accounting for income taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement and tax basis of existing assets and liabilities using enacted rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount estimated by Aircastle to be realizable.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, or FIN 48, effective January 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of the adoption of FIN 48.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued statement No. 157, ‘‘Fair Value Measurements’’, (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company is subject to the provisions of SFAS 157 beginning January 1, 2008. The Company has not yet determined whether SFAS 157 will have a material impact on its financial condition, results of operations, or cash flow. However, the Company believes it will likely be required to provide additional disclosures as part of future financial statements, beginning with first quarter 2008.

In February 2007, the FASB issued Statement No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities’’ (Statement 159). Statement 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. Statement 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe Statement 159 will result in a material adverse effect on its financial condition, results of operations, or cash flow.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, or SFAS No. 141(R). SFAS No. 141(R) will change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination, and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company has currently not determined the potential effects, if any, on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, or SFAS No. 160. SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company has currently not determined the potential effects, if any, on the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The acquisition of aircraft and debt investments drives our growth and fuels our need for liquidity. We have been able to meet our liquidity requirements from several sources, including:

•	Lines of credit, our securitizations, and other secured borrowings;

•	Our public offerings of common shares;

•	Prior to our initial public offering, equity contributions from the Fortress funds;

•	Aircraft lease revenues and maintenance payments; and

•	Principal and interest payments from our debt investments.

During the year ended December 31, 2007, we acquired commercial jet aircraft and made capital improvements to our aircraft portfolio totaling $2.3 billion (excluding assets not yet earning revenue of $170.7 million comprising deposits and progress payments under our Airbus A330F Agreement and freighter conversion contracts and excluding payments under the GAIF Acquisition Agreement for aircraft accelerations) and $15.3 million of debt investments secured by commercial jet aircraft, for a total of $2.34 billion. We expect to acquire a substantial amount of aviation assets over the next twelve months, including approximately $363.4 million of aircraft to be delivered under the GAIF Acquisition Agreement, all of which were subject to letters of intent at December 31, 2007, and additional acquisitions that we may enter into from time to time in the ordinary course of business. In addition, at December 31, 2007, we expect capital expenditures and lessee maintenance payment draws on our owned and committed aircraft portfolio to be approximately $98.9 million, excluding freighter conversion payments (see Purchase Obligations in ‘‘Contractual Obligations’’ below) and we expect maintenance payment collections from lessees on our owned aircraft portfolio of approximately $131.4 million over the next twelve months. There can be no assurance that we will be able to acquire the additional aircraft described above, and no assurance regarding the timing and amount of such acquisitions. In addition, there can be no assurance that the capital expenditures described above will not be greater than expected or that our expected maintenance payment collections will equal our current estimates.

It is our intention to fund future aircraft acquisitions, including the aircraft to be acquired from GAIF under the GAIF Acquisition Agreement, initially through borrowings under our credit facilities, and to repay all or a portion of such borrowings from time to time with the net proceeds from subsequent securitizations or other long-term debt financings and/or additional equity issuances. It is also our intention to finance investments in debt investments with borrowings arranged at the time of the investment which may include entering into repurchase agreements. Therefore, our ability to execute our business strategy, particularly the acquisition of additional commercial jet aircraft or other aviation assets, depends to a significant degree on our ability to obtain additional debt and equity capital. Given the volume of aircraft acquisitions and opportunities to invest in debt investments, we expect to execute additional non-recourse securitizations, similar bank market financings and/or additional equity offerings during the course of the next 12 months. Decisions by investors and lenders to enter into such transactions with us will depend upon a number of factors, such as our historical and projected performance, compliance with the terms of our current credit arrangements, industry and market trends, the availability of capital and the relative attractiveness of alternative investments.

We believe that funds available from operations and our credit facilities, including the 2008-A Credit Agreement, and including extensions, replacements and refinancings of our existing credit facilities, will be sufficient to satisfy our liquidity needs over the next twelve months and enable us to pay dividends to our common shareholders as contemplated by our dividend policy. At December 31, 2007, we had borrowings of $734.1 million related to 31 aircraft under our Amended Credit Facility No. 2. During the second quarter of 2008, we plan to refinance a majority of these aircraft, as well as 5 additional aircraft that we expect to acquire during the first half of 2008, with long-term financing using a cost effective debt structure such as a non-recourse securitization or similar bank market financing. We believe that similar bank market financing would be available in a single, diversified portfolio transaction structured like a securitization or would also be available in a series of smaller financings. We expect to extend, modify or replace the maturity of our Revolving Credit Facility prior to its current maturity of June 15, 2008 and to modify or replace Amended Credit Facility No. 2 with a similar aircraft acquisition facility prior to its current maturity of December 15, 2008. However, future deterioration in our performance or the markets could limit our ability to access these sources of financing and/or increase our cost of capital, which may negatively impact our ability to raise additional funds, grow our business and to pay dividends to our common shareholders.

Cash Flows

(Dollars in thousands)	Year Ended December 31, 2005	Year Ended December 31, 2006	Year Ended December 31, 2007
Net cash flow provided by operating activities	$20,562	135,282	$381,061
Net cash flow used in investing activities	(742,144)	(920,920)	(2,483,503)
Net cash flow provided by financing activities	801,525	763,813	2,057,870

Operating activities provided net cash flow of $20.6 million, $135.3 million and $381.1 million for the years ended December 31, 2005, 2006 and 2007, respectively. Cash flow from operations is primarily generated from rents received pursuant to the lease agreements on our aircraft. It is reduced by interest paid on our borrowings and by selling, general and administrative expenses. The amount of rent we receive depends on various factors, including the size, age and composition of our aircraft portfolio. Our aircraft lease agreements generally provide for the periodic payment of a fixed amount of rent over the life of the lease. However, the amount of rent we receive may vary due to several factors, including the credit worthiness of our lessees and the occurrence of delinquencies and defaults. It is also affected by the extent to which aircraft are off-lease and our ability to remarket aircraft that are nearing the end of their leases. Our success in re-leasing aircraft is affected by market conditions for our aircraft and by general industry trends. At December 31, 2005, 2006 and 2007, all 31, 68 and 133 of our aircraft, respectively, were on-lease or inducted into the freighter conversion process. Cash flow provided by operations is also affected by the interest expense we pay on our credit facilities and by our decisions to hedge the risk of changing interest rates. All of our debt is currently floating rate and varies with changes in LIBOR. To the extent interest rates increase, we may be liable for more interest payments to our lenders. Our practice has been to hedge the expected future interest payments on a portion of our floating rate liabilities by entering into derivative contracts. However, we remain exposed to changes in interest rates to the extent we decide to remain unhedged and the degree to which our hedges are not perfectly correlated to the hedged future cash flows.

Net cash flow used in investing activities totaled $742.1 million, $920.9 million and $2.48 billion for the years ended December 31, 2005, 2006 and 2007, respectively. The period to period increase reflects the increase in our acquisition of aviation assets during this time. During the year ended December 31, 2007, we acquired 65 aircraft, as compared with 37 aircraft during the year ended December 31, 2006 and 29 aircraft during the year ended December 31, 2005, resulting in our gross investment of $2.38 billion for the acquisition and improvement of flight equipment, or $2.32 billion net of accrued liabilities, compared with $900.3 million, or $882.9 million net of accrued liabilities, during the year ended December 31, 2006, and $666.0 million, or $664.6 million net of accrued liabilities, during the year ended December 31, 2005. We also invested $15.3 million in debt investments during the year ended December 31, 2007, as compared with $92.7 million and $29.4 million during the years ended December 31, 2006 and 2005, respectively. We paid $170.7 million in net aircraft purchase deposits and progress payments during the year ended December 31, 2007, compared with $1.2 million during the year ended December 31, 2006 and $5.6 million during the year ended December 31, 2005. Cash outflows from investing activities during the years ended December 31, 2007 and 2006 were partially offset by proceeds of $34.9 million and $57.2 million, respectively, from the sale of one aircraft in May 2007 and one aircraft in March 2006 that are reported as discontinued operations.

Net cash flow from financing activities totaled $801.5 million, $763.8 million and $2.06 billion for the years ended December 31, 2005, 2006 and 2007, respectively. The period to period increase for 2007 as compared with 2006 and 2005 reflects the significant increase in financing the acquisition of aviation assets during these periods as discussed in investing activities above. During 2007, we raised $830.8 million through equity offerings, received $1.17 billion in proceeds from our second securitization and received net proceeds of $259.6 million from our Credit Facilities for a combined total of $2.26 billion of financings to invest in aviation assets.

On June 18, 2007, we closed our second portfolio securitization, which we refer to as Securitization No. 2. The net proceeds from Securitization No. 2 were used to repay amounts owed under Amended Credit Facility No. 2 and to repay Credit Facility No. 3 in full in July 2007. The remainder of the proceeds was used for working capital purposes.

We repaid $36.7 million of debt outstanding on Credit Facility No. 3 on March 31, 2006 when we sold one of the aircraft that had been financed under this facility. The aircraft had been classified as held for sale for accounting purposes and results of operations related to the aircraft have been reported in Discontinued Operations.

Net cash flow from financing activities for the year ended December 31, 2006 also reflects the receipt of $76.0 million from repurchase agreements. The cash flow is primarily related to the acquisition and financing of two debt investments on March 10, 2006.

In 2004, the Fortress funds committed to invest $400.0 million of equity in Aircastle. Of this amount, $93.1 million was contributed in 2004 and the remaining $306.9 million was invested in 2005. In 2005, we borrowed a total of $490.6 million on secured credit facilities and $8.7 million on repurchase agreements. During 2006, we received cash from credit facilities and securitizations of $501.5 million, net of repayments, to finance investments in aircraft, and we received cash from repurchase agreements of $75.0 million, net of repayments, to finance the acquisition of debt investments. The borrowings under our credit facilities were collateralized by leases on our aircraft, ownership interests in the subsidiaries that own the aircraft, cash on deposit in lockbox accounts and other assets held by the collateral agent and rights under the service provider agreement and certain other agreements.

Debt Obligations

The following table provides a summary of our credit facilities at December 31, 2007:

		As of December 31, 2007
Debt Obligation	Collateral	Commitment	Outstanding Borrowing	Interest Rate(1)	Final Stated Maturity
		(Dollars in thousands)
Securitization No. 1	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	$527,397	$527,397	1M LIBOR + 0.27% = 5.30%	6/20/31
Securitization No. 2	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	1,150,339	1,150,339	1M LIBOR + 0.26% = 5.50%	6/14/37
747 PDP Credit Facility	Interests in aircraft leases, rights under aircraft purchase contract, beneficial interest in entities and related interests	64,127	64,127	1M LIBOR + 1.00% = 6.03%	4/15/08
Revolving Credit Facility	Beneficial interests in subsidiaries	250,000	—	1M LIBOR + 1.50% – N/A	6/15/08
Amended Credit Facility No. 2	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	1,000,000	734,059	1M LIBOR + 1.25% = 6.28%	12/15/08
Repurchase Agreements(2)	Securities available for sale	60,282	60,282	1M LIBOR + 0.50% = 5.75%	3/1/08
Repurchase Agreements	Securities available for sale	2,490	2,490	1M LIBOR + 0.50% = 5.36%	6/28/08
Repurchase Agreements(3)	Securities available for sale	4,972	4,972	1M LIBOR + 0.75% = 5.85%	1/15/08
Total		$3,059,607	$2,543,666

(1)	LIBOR in effect at the applicable reset date.

(2)	In February 2008, we sold the underlying debt investments and paid the outstanding amount under this repurchase agreement.
(3)	Refinanced for one month in both January and February 2008. We intend to continue to refinance this repurchase agreement on a monthly basis.

Securitizations

On June 15, 2006, we closed Securitization No. 1 comprising 40 aircraft in Portfolio No. 1. In connection with Securitization No. 1, two of our subsidiaries, ACS Aircraft Finance Ireland plc, or ACS Ireland, and ACS Aircraft Finance Bermuda Limited, or ACS Bermuda, which we refer to together with their subsidiaries as the ACS 1 Group, issued $560.0 million of ACS 1 Notes to the ACS 2006-1 Pass Through Trust or the ACS 1 Trust. The ACS 1 Trust simultaneously issued a single class of Class G-1 pass through trust certificates, or the ACS1 Certificates, representing undivided fractional interests in the notes. Payments on the ACS 1 Notes will be passed through to holders of the ACS 1 certificates. The ACS 1 Notes are secured by ownership interests in aircraft-owning subsidiaries of ACS Bermuda and ACS Ireland and the aircraft leases, cash, rights under service agreements and any other assets they may hold. We retained 100% of the rights to receive future cash flows from Portfolio No. 1 after the payment of claims that are senior to our rights, including but not limited to payment of expenses related to the aircraft and fees of service providers, interest and principal payments to certificate holders, amounts owed to hedge providers and amounts, if any, owed to the policy provider and liquidity provider for previously unreimbursed advances.

Each of ACS Bermuda and ACS Ireland has fully and unconditionally guaranteed the other’s obligations under the ACS 1 Notes. However, the ACS 1 Notes are neither obligations of nor guaranteed by Aircastle Limited. The ACS 1 Notes mature on June 20, 2031, but we expect to refinance the ACS 1 Notes on or prior to June 2011. In the event that the notes are not repaid on or prior to June 2011, the excess securitization cash flow will be used to repay the principal amount of the ACS1 Notes and will not be available to us to pay dividends to our shareholders.

During the first five years from issuance, Securitization No. 1 has an amortization schedule that requires that lease payments be applied to reduce the outstanding principal balance of the indebtedness so that such balance remains at 54.8% of the assumed future depreciated value of Portfolio No. 1. If the debt service coverage ratio requirements are not met on two consecutive monthly payment dates in the fourth and fifth year following the closing date of Securitization No. 1, all excess securitization cash flow is required to be used to reduce the principal balance of the indebtedness and will not be available to us for other purposes, including paying dividends to our shareholders. The ACS 1 Groups’ compliance with these requirements depends substantially upon the timely receipt of lease payments from their lessees.

The ACS 1 Notes provide for monthly payments of interest at a floating rate of one-month LIBOR plus 0.27%, which at December 31, 2007 was 5.30%, and scheduled payments of principal. Financial Guaranty Insurance Company, or FGIC, issued a financial guaranty insurance policy to support the payment of interest when due on the ACS 1 Certificates and the payment, on the final distribution date, of the outstanding principal amount of the ACS 1 Certificates. A downgrade in the rating of FGIC will not result in a change in any of the rights or obligations of the parties to Securitization No. 1.

We have entered into a series of interest rate hedging contracts intended to hedge the interest rate exposure associated with issuing floating-rate obligations backed by primarily fixed-rate lease assets. Obligations owed to the hedge counterparty under these contracts are secured on a pari passu basis with the same collateral that secures the ACS 1 Notes and, accordingly, the ACS 1 Group has no obligation to pledge cash collateral to secure any loss in value of the hedging contracts if interest rates fall. These hedging contracts, together with the guarantee premium, the spread referenced above and other costs of trust administration, result in a fixed rate cost of 6.60% per annum, after the amortization of issuance fees and expenses.

On June 8, 2007, we completed Securitization No. 2 comprising 59 aircraft in Portfolio No. 2. In connection with Securitization No. 2, two of our subsidiaries, ACS Aircraft Finance Ireland 2 Limited,

or ACS Ireland 2, and ACS 2007-1 Limited, or ACS Bermuda 2, which we refer to together with their subsidiaries as the ACS 2 Group, issued $1.17 billion of Class A notes, or the ACS 2 Notes, to a newly formed trust, the ACS 2007-1 Pass Through Trust, or the ACS 2 Trust. The ACS 2 Trust simultaneously issued a single class of Class G-1 pass through trust certificates, or the ACS 2 Certificates, representing undivided fractional interests in the ACS 2 Notes. Payments on the ACS 2 Notes will be passed through to the holders of the ACS 2 Certificates. The ACS 2 Notes are secured by ownership in aircraft owning subsidiaries of ACS Bermuda 2 and ACS Ireland 2 and the aircraft leases, cash rights under service agreements and any other assets they may hold. We retained 100% of the rights to receive future cash flows from Portfolio No. 2 after the payment of claims that are senior to our rights. All claims are senior to our rights to receive future cash flows, including but not limited to payment of expenses related to the aircraft and fees of service providers, interest and principal payments to certificate holders, amounts owed to hedge providers and amounts, if any, owed to the policy provider and liquidity provider under Securitization No. 2 for previously unreimbursed advances.

Each of ACS Bermuda 2 and ACS Ireland 2 has fully and unconditionally guaranteed the other’s obligations under the ACS 2 Notes. However, the ACS 2 Notes are neither obligations of nor guaranteed by Aircastle Limited. The ACS 2 Notes mature on June 8, 2037, but we expect to refinance the notes on or prior to June 2012. In the event that the notes are not repaid on or prior to June 2012, the excess securitization cash flow will be used to repay the principal amount of the notes and will not be available to us to pay dividends to our shareholders.

During the first five years from issuance, Securitization No. 2 has an amortization schedule that requires that lease payments be applied to reduce the outstanding principal balance of the indebtedness so that such balance remains at 60.6% of an assumed value of the aircraft, decreased over time by an assumed amount of depreciation. During the first five years of the transaction, subject to compliance with the debt service coverage ratio test in years four and five, all cash flows attributable to the underlying aircraft after payment of expenses, interest and scheduled principal payments, or excess securitization cash flows, will be available for distribution to us. We have used and intend to use the excess securitization cash flow to pay dividends and to make additional investments. If during year four or five of the transaction, the debt service coverage ratio test fails on two consecutive payment dates the excess securitization cash flow will be used to repay the principal amount of the notes and will not be available to us to pay dividends to our shareholders or make additional investments. The ACS 2 Groups’ compliance with these covenants depends substantially upon the timely receipt of lease payments from their lessees.

The ACS 2 Notes provide for monthly payments of interest at a floating rate of one-month LIBOR plus 0.26%, which at December 31, 2007 was 5.50%, and scheduled payments of principal. FGIC issued a financial guaranty insurance policy to support the payment of interest when due on the ACS 2 Certificates and the payment, on the final distribution date, of the outstanding principal amount of the ACS 2 Certificates. A downgrade in the rating of FGIC will not result in any change in the rights or obligations of the parties to Securitization No. 2.

We have entered into a series of interest rate hedging contracts intended to hedge the interest rate exposure associated with issuing floating-rate obligations backed by primarily fixed-rate lease assets. Obligations owed to the hedge counterparty under these contracts are secured on a pari passu basis with the same collateral that secures the ACS 2 Notes and, accordingly, the ACS 2 Group has no obligation to pledge cash collateral to secure any loss in value of the hedging contracts if interest rates fall. These hedging contracts, together with the related guarantee premium, the spread referenced above and other costs of trust administration, result in a fixed rate cost of 6.20% per annum, after the amortization of issuance fees and expenses.

Credit Facilities

On July 26, 2007, we made an accelerated payment to the relevant GAIF seller under our acquisition agreement with GAIF for three Boeing Model 747-400ERF aircraft in the amount of $106.7 million and assumed a credit facility related to such 747-400ERF aircraft, or the Accelerated

ERF Aircraft, which we refer to as the 747 PDP Credit Facility. The total outstanding amount of borrowings assumed under the 747 PDP Credit Facility was $95.9 million. Borrowings under this facility were used to finance progress payments made to Boeing during the manufacturing of the aircraft and bear interest at one-month LIBOR plus 1.00% per annum, which at December 31, 2007 was 6.03%, and will mature upon delivery of the final aircraft scheduled for April 2008. On July 30, 2007, we took delivery of the first Accelerated ERF Aircraft and paid down $31.8 million under the 747 PDP Credit Facility.

On December 15, 2006, the Company entered into a $250.0 million revolving credit facility, which we refer to as the Revolving Credit Facility, with a group of banks. The Revolving Credit Facility provides loans for working capital and other general corporate purposes and also provides for issuance of for the account of any borrower up to $250.0 million. Borrowings under the Revolving Credit Facility bear interest (a) in the case of loans with an interest rate based on the applicable base rate, or ABR, plus 0.50% per annum or (b) in the case of loans with an interest rate based on the euro dollar rate, or EDR, the EDR plus 1.50% per annum. Additionally, we are subject to a per annum fee on any unused portion of the total committed facility of 0.25% during periods when the average outstanding loans under the Revolving Credit Facility are less than $125.0 million, and 0.125% per annum when the average outstanding loans are equal to or greater than $125.0 million. Fees on any outstanding letters of credit will equal 1.625% per annum on the stated amount thereof. We are also required to pay customary agency fees. Additionally, we are required to maintain a net worth determined in accordance with GAAP of not less that $550 million. On January 22, 2007, our Revolving Credit Facility was amended to increase the maximum committed amount to $450.0 million.  The maximum committed amount was subsequently reduced to $250.0 million upon the closing of our follow-on offering in February 2007. On April 5, 2007, we entered into an amendment to the Revolving Credit Facility which increased our minimum net worth covenant from $550.0 million to $750.0 million plus one-half of the net proceeds of any future equity capital we raise, which, as of December 31, 2007 resulted in a minimum net worth covenant equal to $918.9 million. On August 20, 2007, the Company and the other parties to the Revolving Credit Facility entered into a third amendment to the Revolving Credit Facility extending its maturity to June 15, 2008. At December 31, 2007, there were no outstanding loans. The interest rate, including margin, applicable to loans under the Revolving Credit Facility at December 31, 2007 was 6.53% and $6.0 million of letters of credit outstanding under the Revolving Credit Facility. We are not permitted to pay dividends on our common shares to the extent a default or an event of default exists under our Revolving Credit Facility. We expect to extend, modify or replace the maturity of our Revolving Credit Facility before its current maturity of June 15, 2008.

On February 28, 2006, we entered into a $500.0 million revolving credit facility with a group of banks to finance the acquisition of aircraft and related improvements which we refer to as Credit Facility No. 2. The borrowing base is equal to 85% of the net book value of the aircraft. Borrowings under this credit facility incur interest at one-month LIBOR plus 1.25%. Additionally, we are subject to a 0.12% fee on any unused portion of the total committed facility. Credit Facility No. 2 requires the monthly payment of interest and principal, to the extent of 85% of any decrease in the net book value of the assets. Effective June 15, 2006, Credit Facility No. 2 was amended to increase the maximum committed amount to $750.0 million and to extend the maturity to November 15, 2007. On December 15, 2006, the $750.0 million credit facility was amended to increase the maximum committed amount to $1.0 billion and to extend the maturity to December 15, 2008 (‘‘Amended Credit Facility No. 2’’). In addition, the borrowing base was revised to equal 65% of the purchase price of aircraft secured under the facility. On January 22, 2007, the $1.0 billion Amended Credit Facility No. 2 was amended to increase the maximum committed amount to $1.25 billion; provided that such amount will reduce to $1.0 billion on the earlier of (1) the closing of our next securitization financing or (2) June 30, 2007 (or, if we pay a commitment fee to the lenders, December 31, 2007). On June 8, 2007, the maximum committed amount of Amended Credit Facility No. 2 was reduced to $1.0 billion and $509.9 million was repaid on Amended Credit Facility No. 2 from the proceeds of Securitization No. 2. Borrowings under Amended Credit Facility No. 2 bear interest (a) in the case of loans with an interest rate based on the ABR plus 0.25% or (b) in the case of loans with an interest rate based on the EDR at an annual rate equal to the EDR plus 1.25% per annum. Additionally, we are subject to a 0.125% fee on any unused portion of the total committed facility. Amended Credit Facility No. 2 requires the monthly payment of interest and the monthly payment of principal, to the extent of 65% of any decrease in the net book value of the aircraft securing Amended Credit Facility No. 2. Amended Credit Facility No. 2 matures on December 15, 2008. On September 14, 2007, the parties to the credit agreement entered into an amendment to the credit agreement permitting us to finance under the credit agreement a portion of the cost of converting from passenger to freighter configuration three Boeing Model 747-400 aircraft which we have acquired or committed to acquire. The interest rate, including margin, applicable to loans under Amended Credit Facility No. 2. at December 31, 2007 was 6.28%.

At December 31, 2007, we had borrowings of $734.1 million related to 31 aircraft under our Amended Credit Facility No. 2. During the second quarter of 2008, we plan to refinance a majority of these aircraft, as well as 5 additional aircraft that we expect to acquire during the first half of 2008, with long-term financing using a cost effective debt structure such as a non-recourse securitization or similar bank market financing. We believe that similar bank market financing would be available in a single, diversified portfolio transaction structured like a securitization or would also be available in a series of smaller financings. In addition, we expect to extend, modify or replace Amended Credit Facility No. 2 with a similar aircraft acquisition facility before its current maturity of December 15, 2008.

In February 2005, we entered into a $300.0 million revolving credit facility with a group of banks to finance the acquisition of flight equipment and related improvements, which we refer to as Credit Facility No. 1. The interest rate on Credit Facility No. 1 was the one-month LIBOR plus 1.50%. In August 2005, the terms of Credit Facility No. 1 were amended to increase the amount of the facility to $600.0 million. On February 24, 2006, the revolving period of our $600.0 million Credit Facility No. 1 was extended to April 28, 2006 and the maximum amount of this credit facility was reduced to $525.0 million. The other terms of Credit Facility No. 1 remained the same. Monthly payments of interest only continued through repayment of Credit Facility No. 1. Credit Facility No. 1 was repaid in full and terminated on August 4, 2006. In addition, we wrote off the remaining balance of deferred financing fees of $1.8 million upon the termination of Credit Facility No. 1.

In October 2005, the Company entered into a credit facility for $110.0 million with a bank to finance the acquisition of three aircraft, which we refer to as Credit Facility No. 3. The interest rate on this facility is one-month LIBOR plus 1.50%. On March 30, 2006, $36.7 million of Credit Facility No. 3 was repaid using a portion of the proceeds from the disposition of flight equipment held for sale which had been financed under this facility. Credit Facility No. 3 was amended on July 18, 2006, to increase the maximum committed amount by approximately $25.1 million and to extend the maturity date to March 31, 2007. The increase in the maximum committed amount was reduced by $25.1 million with the closing of the initial public offering. On January 26, 2007, Credit Facility No. 3 was amended to extend the maturity date from March 31, 2007 to the earlier of September 30, 2007 or the transfer of the related aircraft financed on Credit Facility No. 3 into Securitization No. 2. Credit Facility No. 3 was repaid in full in July 2007 with a portion of the proceeds of Securitization No. 2.

From time to time, we also enter into repurchase agreements to finance certain of our securities available for sale. Repurchase agreements are agreements to sell securities to a counterparty with the simultaneous agreement to repurchase the same or substantially identical securities from the same counterparty at a later date with accrued interest. Repurchase agreements normally do not constitute economic sales and are therefore treated as collateralized financing transactions and are carried at the amount of cash received with the underlying securities sold continuing to be recognized as securities available for sale. Interest incurred on repurchase agreements is reported in interest expense. At December 31, 2007, we had three outstanding repurchase agreements totaling $67.7 million. Two of the repurchase agreements provide for the payment of interest at one-month LIBOR plus 0.50% and one of the agreements provides for the payment of interest at one-month LIBOR plus 0.75%. At December 31, 2007, the weighted average interest rate on our repurchase agreements was 5.74% per annum. The repurchase agreements provide for an original term to maturity ranging from one to six months. If we cannot renew or replace these repurchase agreements as they mature we will be required to repay them from internal funds or find alternative sources of financing, as to which no assurance can be given.

Our debt obligations contain various customary non-financial loan covenants. Such covenants do not, in management’s opinion, materially restrict our investment strategy or our ability to raise capital. We are in compliance with all of our loan covenants as of December 31, 2007.

Equity Offerings

On August 11, 2006, we completed our initial public offering of 10,454,535 common shares at a price of $23.00 per share, raising approximately $240.5 million before offering costs. The net proceeds of the initial public offering, after our payment of $16.8 million in underwriting discounts and commissions and $4.1 in offering expenses, were $219.6 million, of which $205.5million was used to repay a portion of the outstanding balance on Amended Credit Facility No. 2. The remainder of the net proceeds was used for working capital requirements and to fund additional aircraft acquisitions.

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

On October 10, 2007, the Company completed a second follow-on public offering of 11,000,000 primary common shares at a public offering price of $31.75 per share, including 1,000,000 common shares pursuant to the underwriter’s option to cover over-allotments, resulting in gross proceeds from the offering of $349.3 million before offering costs. The net proceeds of the offering, after our payment of $10.5 million in underwriting discounts and commissions, and approximately $1.0 million in offering expenses were $337.8 million. Approximately $230.9 million of the proceeds was used to repay borrowings under Amended Credit Facility No. 2. The remainder of the net proceeds was used for aircraft acquisitions and working capital requirements. In conjunction with the second follow-on public offering, certain Fortress Shareholders offered 11,000,000 secondary common shares in the public offering, including 1,000,000 common shares from the selling Fortress Shareholders pursuant to the underwriter’s option to cover over-allotments. The Company did not receive any funds from this secondary offering by the selling Fortress Shareholders.

Contractual Obligations

Our contractual obligations consist of principal and interest payments on variable rate liabilities, obligations under binding letters of intent to purchase aircraft and rent payments pursuant to our office leases. Total contractual obligations increased from $1.69 billion at the end of 2006 to approximately $4.66 billion at December 31, 2007 due primarily to:

•	The closing of Securitization No. 2 in June 2007; and

•	The increase in purchase obligations mainly due to the Airbus A330F Agreement in June 2007, the remaining purchase obligations under the GAIF transaction and the 747 PDP Credit Facility.

The following table presents our actual contractual obligations and their maturity dates as of December 31, 2007:

	Payments Due By Period as of December 31, 2007
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
	(Dollars in thousands)
Securitization No. 1(1)	$671,359	$50,943	$101,305	$205,890	$313,221
Securitization No. 2(2)	1,561,177	119,173	217,512	261,927	962,565
747 PDP Credit Facility(3)	65,095	65,095	—	—	—
Amended Credit Facility No. 2(3)	780,670	780,670	—	—	—
Repurchase agreements(3)	68,675	68,675	—	—	—
Operating leases(4)	5,941	1,134	2,112	1,953	742
Purchase obligations(5)	1,450,107	368,488	641,569	440,050	—
Total	$4,603,024	$1,454,178	$962,498	$909,820	$1,276,528

(1)	Includes interest on variable rate, LIBOR-based instruments at the December 31, 2007 rate and principal payments based on amortization schedules through October 2015 that require the securitization cash flows be applied to the outstanding principal balance of the indebtedness so that the loan to assumed aircraft values are held constant until the securitization’s fifth anniversary, after which all excess cash flow is required to reduce the principal balances of the indebtedness. We expect that the securitization principal balance will be refinanced in full on or before June 2011.
(2)	Includes interest on variable rate, LIBOR-based instruments at the December 31, 2007 rate and principal payments based on amortization schedules through February 2018 that require the securitizations’ cash flows be applied to the outstanding principal balance of the indebtedness so that the loan to assumed aircraft values are held constant until the securitization’s fifth anniversary, after which all excess cash flow is required to reduce the principal balances of the indebtedness. We expect that the securitization principal balance will be refinanced in full on or before June 2012.
(3)	Includes interest on variable rate, LIBOR-based instruments at the December 31, 2007 rate.
(4)	Represents contractual payments on our office leases in Stamford, Connecticut, Dublin, Ireland and Singapore.
(5)	At December 31, 2007, we had purchase agreements or binding letters of intent to acquire 23 aircraft, comprised of eight from GAIF and fifteen from Airbus. Purchase agreements and binding letters of intent are subject to certain conditions to closing and there can be no assurance that such conditions will be satisfied and these acquisitions consummated.

Our hedging transactions that use derivative instruments and our securities repurchase transactions also involve counterparty credit risk. The counterparties to our derivative arrangements and repurchase agreements are major financial institutions with high credit ratings. As a result, we do not anticipate that any of these counterparties will fail to meet their obligations.

However, there can be no assurance that we will be able to adequately protect against this risk and will ultimately realize an economic benefit from our hedging strategies or recover the full value of the securities underlying our repurchase agreements in the event of a default by a counterparty.

Margin Calls

Our repurchase agreements and interest rate derivative instruments are, in some cases, subject to margin calls based on the value of the underlying security and the level of interest rates. Margin calls resulting from decreases in the value of our debt instruments or mark-to-market losses on our derivative instruments due to decreasing interest rates could require that we post additional collateral. Management believes that we maintain adequate cash reserves and liquidity to meet any reasonably possible margin calls resulting from these risks, but can make no assurances that we will have adequate additional collateral under all potential scenarios. At December 31, 2006, and

December 31, 2007, we had margin deposits in the amount of $4.3 million and $35.9 million, respectively. As of February 21, 2008, the aggregate fair value of our interest rate swaps and our interest rate forward contracts was a liability of $216.5 million and we had pledged $53.9 million in cash collateral required under certain of our interest rate swaps and our interest rate forward contracts.

Capital Expenditures

We make capital expenditures from time to time in connection with improvements made to our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the years ended December 31, 2005, 2006 and 2007, we incurred a total of $30.5 million, $6.2 million and $11.4 million, respectively, of capital expenditures related to the acquisition of aircraft.

As of December 31, 2007, the weighted average (by net book value) age of our aircraft was approximately 10.2 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Under our leases, the lessee is primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement. At December 31, 2007, we held $208.4 million of maintenance reserves. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.

Actual maintenance payments by lessees in the future may be less than projected as a result of a number of factors, including defaults by the lessees. Maintenance reserves may not cover the entire amount of actual maintenance expenses incurred and, where these expenses are not otherwise covered by the lessees, there can be no assurance that our operational cash flow and maintenance reserves will be sufficient to fund maintenance requirements, particularly as our aircraft age. See ‘‘Item 1A. Risk Factors — If lessees are unable to fund their maintenance requirements on our aircraft, our cash flow and our ability to meet our debt obligations or to pay dividends on our common shares could be adversely affected.’’

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2007.

Foreign Currency Risk and Foreign Operations

At December 31, 2007, all of our leases are payable to us in U.S. dollars. However, we incur Euro and Singapore dollar denominated expenses in connection with our subsidiary in Ireland and branch office in Singapore. As of December 31, 2007, 11 of our 69 employees were based in Ireland and three employees were based in Singapore. For the year ended December 31, 2007, expenses denominated in currencies other than the U.S. dollar, such as payroll and office costs, aggregated approximately $5.4 million in U.S. dollar equivalents and represented approximately 14% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us more effectively to source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, it is likely that our international operations and our exposure to foreign currency risk will increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases we may enter into hedging transactions in the future to mitigate this risk. For the years ended December 31, 2005, 2006 and 2007, we incurred insignificant net gains and losses on foreign currency transactions.

Interest Rate Risk

Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. These risks are highly sensitive to many factors, including

U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates. Our primary interest rate exposures relate to our lease agreements, debt investments, floating rate debt obligations and interest rate derivative instruments. Our lease agreements typically require the payment of a fixed amount of rent during the term of the lease. Similarly, our debt investments are predominately collateralized by fixed rate aircraft leases, and provide for a fixed coupon interest rate. However, our borrowing agreements generally require payments based on a variable interest rate index, such as LIBOR. Therefore, increases in interest rates may reduce our net income by increasing the cost of our debt without any corresponding increase in rents or cash flow from our securities. We are also exposed to loss, and to margin calls, on (i) our fixed-pay interest rate swaps to the extent interest rates decrease below the contractual fixed rates of our swaps and (ii) our other interest rate derivate instruments.

Changes in interest rates may also impact our net book value as our debt investments and derivatives are periodically marked-to-market through stockholders’ equity. Generally, as interest rates increase the value of our fixed rate debt investments decreases. The magnitude of the decrease is a function of the difference between the coupon rate and the current market rate of interest, the average life of the securities and the face amount of the securities. We are also exposed to loss on (i)our fixed pay interest rate swaps to the extent interest rates decrease below the contractual fixed rates of our swaps and (ii) our other derivative instruments. In general, we would expect that over time, decreases in the value of our debt investments attributable to interest rate changes will be offset to some degree by increases in the value of our derivative instruments, and vice versa. However, our policy is to hedge only a portion of the variable rate interest payments on our outstanding and/or expected future debt obligations rather than hedge the amount of our investments; therefore, our assets remain partially un-hedged. Furthermore, the relationship between spreads on debt investments and spreads on derivative instruments may vary from time to time, resulting in a net aggregate book value increase or decrease. Changes in the general level of interest rates also can affect our ability to acquire new investments and our ability to realize gains from the settlement of such assets.

Hedging

The objective of our hedging policy is to adopt a risk averse position with respect to changes in interest rates. Accordingly, we have entered into a number of interest rate swaps and interest rate forward contracts to hedge the current and expected future interest rate payments on our variable rate debt. Interest rate swaps are agreements in which a series of interest rate cash flows are exchanged with a third party over a prescribed period. An interest rate forward contract is an agreement to make or receive a payment at the end of the period covered by the contract, with reference to a change in interest rates. The notional amount on a swap or forward contract is not exchanged. Our swap transactions typically provide that we make fixed rate payments and receive floating rate payments to convert our floating rate borrowings to fixed rate obligations to better match the largely fixed rate cash flows from our investments in flight equipment and debt investments. Similarly, our interest rate forward contracts typically provide for us to receive payment if interest rates increase and make a payment if they decrease. However, we can give no assurance that our net income will not be adversely affected during any period as a result of changing interest rates.

We held the following interest rate derivative contracts as of December 31, 2007:

Hedged Item	Current/ Starting Notional Amount	Effective Date	Mandatory Early Termination Date	Maturity Date	Future Maximum Notional Amount	Floating Rate	Fixed Rate	Fair Value of Derivative Asset or (Liability)
Securitization No. 1	$527,396	Jun-06	N/A	Jun-16	$527,396	1M LIBOR + 0.27%	5.78%	$(33,842)
Securitization No. 2	1,150,339	Jun-07	N/A	Jun-12	1,150,339	1M LIBOR	5.25% to 5.36%	(54,110)
Revolving Credit Facility	28,000	Jun-07	Dec-11	Jan-12	203,000	1M LIBOR	4.89%	(3,827)
Amended Credit Facility No. 2	440,000	Jun-07	Jun-08	Feb-13	440,000	1M LIBOR	4.88%	(15,569)
Amended Credit Facility No. 2	150,000	Jul-07	Aug-08	Dec-17	150,000	1M LIBOR	5.14%	(6,642)
Amended Credit Facility No. 2 and 747 PDP Credit Facility	242,000	Aug-07	Nov-08	May-13	247,000	1M LIBOR	5.33%	(10,669)
Future debt and securitization	40,000	Jan-08	Feb-09	Feb-19	360,000	1M LIBOR	5.16%	(16,454)
Future debt and securitization	5,000	May-08	Sep-09	Mar-14	55,000	1M LIBOR	5.41%	(2,885)
Future debt and securitization	46,000	Apr-10	Nov-11	Oct-15	231,000	1M LIBOR	5.17%	(3,796)
Future debt and securitization	95,000	Jan-11	May-12	Apr-16	238,000	1M LIBOR	5.23%	(3,163)
Future debt and securitization	143,000	Jul-11	Oct-12	Sep-16	238,000	1M LIBOR	5.27%	(2,798)
Repurchase Agreement	2,900	Jun-05	N/A	Mar-13	2,900	1M LIBOR	4.21%	(2)
Repurchase Agreement	5,000	Dec-05	N/A	Sep-09	5,000	3M LIBOR	4.94%	(85)
Repurchase Agreement (1)	39,000	Feb-06	N/A	Jul-10	39,000	1M LIBOR	5.02%	(546)
Total	$2,913,635				$3,886,635			$(154,388)

(1)	In February 2008, we terminated this interest rate swap and incurred related fees and interest charges of approximately $1.0 million.

As of December 31, 2007, we had pledged $35.9 million in cash collateral under our interest rate swaps and our interest rate forward contracts and is included in other assets on our consolidating balance sheet.

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

In conjunction with the follow-on public offering of our common shares on October 10, 2007, certain Fortress Shareholders offered 11,000,000 secondary common shares in a public offering, including 1,000,000 common shares from the selling Fortress Shareholders pursuant to the underwriter’s option to cover over-allotments. Following this offering, funds managed by the Fortress Shareholders and certain officers of Fortress Investment Group LLC beneficially owned approximately 38.9% of the Company’s common shares. The Company did not receive any funds from this secondary offering by the Fortress Shareholders.

During part of 2005, our primary operations were managed by Fortress. Fortress, acting as manager, incurred direct operating costs on our behalf. These operating costs primarily included payroll costs, office supplies and professional fees paid to third parties. These costs are included in selling, general and administrative expenses in the consolidated statement of operations. As of December 31, 2004, ‘‘Due to affiliate’’ represented reimbursable expenditures of $1.1 million paid by Fortress in 2004. In 2005, all amounts due to or from affiliates were settled by cash payment. During a portion of 2005, we occupied space in facilities leased by Fortress and rent of $43 thousand, determined based on actual costs to Fortress, was reimbursed to Fortress.

Inflation

Inflation generally affects our costs, including SG&A expenses and other expenses. Inflation also will increase the price of the airframes and engines we purchase under the Airbus A330F Agreement, although we have agreed with the manufacturers to certain limitations on price escalation in order to reduce our exposure to inflation. Our contractual commitments described elsewhere in this report include estimates we have made concerning the impact of inflation on our acquisition cost under the Airbus A330F Agreement. We do not believe that our financial results have been, or will be, adversely affected by inflation in a material way.

Management’s Use of EBITDA

We define EBITDA as income (loss) from continuing operations before income taxes, interest expense, and depreciation and amortization. We use EBITDA to assess our consolidated financial and operating performance, and we believe this non-GAAP measure is helpful in identifying trends in our performance.

This measure provides an assessment of controllable expenses and affords management the ability to make decisions which are expected to facilitate meeting current financial goals as well as achieving optimal financial performance. It provides an indicator for management to determine if adjustments to current spending decisions are needed.

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

EBITDA is not an alternative to net income, income from operations or cash flows provided by or used in operations as calculated and presented in accordance with GAAP. You should not rely on EBITDA as a substitute for any such GAAP financial measure. We strongly urge you to review the reconciliation of EBITDA to GAAP net income (loss), along with our consolidated financial statements included elsewhere in this Annual report. We also strongly urge you to not rely on any single financial measure to evaluate our business. In addition, because EBITDA is not a measure of financial performance under GAAP and is susceptible to varying calculations, the EBITDA measure, as presented in this Annual report, may differ from and may not be comparable to similarly titled measures used by other companies. The table below shows the reconciliation of net income (loss) to EBITDA for the years ended December 31, 2005, 2006 and 2007.

	Year Ended December 31,
	2005	2006	2007
	(Dollars in thousands, except per share data)
Net income	$228	$51,206	$127,344
Depreciation	11,286	53,424	126,403
Amortization of lease premiums (discounts)	734	(4,406)	(7,379)
Interest, net	6,846	49,566	92,660
Income tax provision	940	4,845	7,658
Earnings from discontinued operations, net of income taxes	(1,031)	(5,286)	(12,941)
EBITDA	$19,003	$149,349	333,745

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes through our securities portfolio, our variable rate liabilities and our interest rate swap and forward contracts. Increases in interest rates could decrease the fair value of our debt investments, increase the amount of interest payments on our variable rate debt and reduce the spread we earn between our generally fixed-rate revenues and our variable rate interest expense. We enter into interest rate swaps and forward contracts to minimize the risks associated with our variable rate debt. Decreases in interest rates would decrease the value of our interest rate hedging contracts, which may result in margin calls from our hedge counterparty pursuant to which we are required to pledge cash collateral to secure such a loss in value. As of December 31, 2007, we had pledged $35.9 million in cash collateral under our interest rate swaps and our interest rate forward contracts, as identified in the table below, and a change in swap rates equal to one basis point will result in a change in the required cash collateral amount approximately equal to $0.9 million. As of February 21, 2008, the aggregate fair value of our interest rate swaps and our interest rate forward contracts was a liability of $216.5 million and we had pledged $53.9 million in cash collateral required under certain of our interest rate swaps and our interest rate forward contracts.

The following table provides information about our derivative financial instruments and other financial instruments which are sensitive to changes in interest rates. For our debt investments and variable rate liabilities, the table presents principal cash flows by expected maturity date and related weighted-average interest rates as of the end of each period. Weighted-average variable rates are based on implied forward rates as derived from appropriate spot rate observations as of the reporting date. For interest rate swaps and forward contracts, the table presents notional amounts by expected maturity date and weighted-average interest rates as of the end of each period:

(Dollars in thousands)	Face/Notional/ Market Value amount		Face/Notional Amount Maturing Twelve Months Ended December 31,						Fair Value
	December 31, 2006	December 31, 2007	2008	2009	2010	2011	2012	Thereafter	December 31, 2007	December 31, 2006
Fixed Rate Assets
Securities Available for Sale	$120,271	$101,340	$17,987	$19,822	$39,045	$8,072	$674	$15,740	$99,118	$121,273
Weighted average coupon rate, end of period	7.77%	7.77%	7.78%	7.82%	8.02%	8.10%	8.15%	8.15%
Security Held Until Maturity	$—	$13,897	$13,897	$—	$—	$—	$—	$—	$13,897	$—
Average interest rate	—	8.88%
Variable Rate Liabilities
Borrowed under Credit Facilities	$442,659	$798,186	$798,186	$—	$—	$—	$—	$—	$798,186	$442,660
Weighted average interest rate end of period	6..64%	6.26%	—	—	—	—	—	—
Securitized Notes
Notes Issued	$549,400	$1,677,736	$79,105	$65,640	$84,287	$116,848	$204,157	$1,127,699	$1,623,522	$549,400
Weighted average interest rate, end of period	5.62%	5.44%	3.92%	4.20%	4.56%	4.81%	5.11%
Repurchase Obligations	$83,694	$67,744	$67,744	$—	$—	$—	$—	$—	$67,744	$83,694
Weighted average interest rate, end of period	5.88%	5.74%	—	—	—	—	—	—
Interest Rate Swaps Related to Repurchase Obligations
Pay fixed/receive variable	$74,900	$46,900	$11,500	$19,500	$13,000	$—	$—	$2,900	$(633)	$313
Weighted average pay fixed rate	4.98%	4.96%	4.94%	4.88%	4.21%	4.21%	4.21%	—
Weighted average receive variable rate, end of period	5.35%	4.61%	3.65%	3.93%	4.29%	4.55%	4.85%	—
Interest Rate Forwards Related to Securitization No. 1
Notional Amounts	$549,400	$527,396	$23,103	$24,239	$25,409	$82,215	$33,708	$338,722	$(33,842)	$(15,311)
Weighted average pay fixed rate	5.78%	5.78%	5.78%	5.78%	5.78%	5.78%	5.78%	—
Weighted average receive variable rate, end of period	5.62%	4.87%	3.93%	4.20%	4.56%	4.82%	5.12%	—
Interest Rate Forwards Related to Securitization No. 2
Notional Amounts	$—	$1,150,339	$56,001	$41,401	$58,877	$51,180	$942,880	$—	$(54,110)	$—
Weighted average pay fixed rate	—	5.26%	5.26%	5.25%	5.25%	5.30%	—	—
Weighted average receive variable rate, end of period	—	4.60%	3.66%	3.93%	4.29%	4.55%	—	—
Interest Rate Forwards Related to Credit Facility No. 2 and Future Borrowings
Notional Amounts	$700,000	$860,000	$(335,000)	$(94,000)	$(183,000)	$(286,000)	$117,000	$1,641,000	$(65,803)	$(2,724)
Weighted average pay fixed rate	5.07%	5.05%	5.08%	5.07%	5.08%	5.14%	5.14%	—
Weighted average receive variable rate, end of period	5.35%	4.60%	3.66%	3.93%	4.29%	4.55%	4.85%	—

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and notes thereto, referred to in Item 15(A)(1) of this Form 10-K, are filed as part of this report and appear in this Form 10-K beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures

The term ‘‘disclosure controls and procedures’’ is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. The assessment was based on criteria established in the framework Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Ernst & Young LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, audited the effectiveness of our controls over financial reporting as of December 31, 2007. Ernst & Young LLP has issued their report which is included below.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aircastle Limited

We have audited Aircastle Limited’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Aircastle Limited’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Aircastle Limited maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aircastle Limited and subsidiaries as of December 31, 2006 and 2007, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2007 of Aircastle Limited and subsidiaries and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

NewYork, New York
February 27, 2008

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and background of each of our directors nominated for election will be contained under the caption ‘‘Election of Directors’’ in our Proxy Statement for our 2008 Annual General Meeting of Shareholders. The identification of our Audit Committee and our Audit Committee financial experts will be contained in our Proxy Statement for our 2008 Annual General Meeting of Shareholders under the captions ‘‘CORPORATE GOVERNANCE — Committees of the Board of Directors — The Audit Committee.’’ Information regarding our Code of Business Ethics and Conduct, any material amendments thereto and any related waivers will be contained in our Proxy Statement for our 2008 Annual General Meeting of Shareholders under the captions ‘‘CORPORATE GOVERNANCE — Code of Business Conduct and Ethics.’’ All of the foregoing information is incorporated herein by reference. The Code of Business Conduct and Ethics is posted on Aircastle’s Website at www.aircastle.com under Investors — Corporate Governance. Pursuant to Item 401(b) of Regulation S-K, the requisite information pertaining to our executive officers is reported under Item 4 of Part I of this report.

Information on compliance with Section 16(a) of the Exchange Act will be contained in our Proxy Statement for our 2008 Annual General Meeting of Shareholders under the captions ‘‘OWNERSHIP OF AYR COMMON SHARES — Section 16 Beneficial Ownership Reporting Compliance’’ and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

Information on compensation of our directors and certain named executive officers will be contained in our Proxy Statement for our 2008 Annual General Meeting of Shareholders under the captions ‘‘Directors’ Compensation’’ and ‘‘EXECUTIVE COMPENSATION,’’ respectively, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information on the number of shares of Aircastle’s common shares beneficially owned by each director, each named executive officer and by all directors and executive officers as a group will be contained under the captions ‘‘OWNERSHIP OF THE COMPANY’S COMMON SHARES — Security Ownership by Management’’ and information on each beneficial owner of more than 5% of Aircastle’s Common Shares is contained under the captions ‘‘OWNERSHIP OF THE COMPANY’S COMMON SHARES-Security Ownership of Certain Beneficial Owners’’ in our Proxy Statement for our 2008 Annual General Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to certain transactions between Aircastle and its affiliates and certain other persons will be set forth under the caption ‘‘CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS’’ in our Proxy Statement for our 2008 Annual General Meeting of Shareholders and is incorporated herein by reference.

Information relating to director independence will be set forth under the caption ‘‘PROPOSAL NUMBER ONE — ELECTION OF DIRECTORS — Director Independence’’ in our Proxy Statement for our 2008 Annual General Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to audit fees, audit-related fees, tax fees and all other fees billed in fiscal 2007 and by Ernst & Young LLP, for services rendered to Aircastle is set forth under the caption ‘‘INDEPENDENT AUDITOR FEES’’ in the Proxy Statement for our 2008 Annual General Meeting of Shareholders and is incorporated herein by reference. In addition, information relating to the pre-approval policies and procedures of the Audit Committee is set forth under the caption ‘‘INDEPENDENT AUDITOR FEES — Pre-Approval Policies and Procedures’’ in our Proxy Statement for our 2008 Annual General Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A) 1.	Consolidated Financial Statements.

The following is a list of the ‘‘Consolidated Financial Statements’’ of Aircastle Limited and its subsidiaries included in this Annual report on Form 10-K, which are filed herewith pursuant to Item 8:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2006 and December 31, 2007.

Consolidated Statements of Income for the years ended December 31, 2005, December 31, 2006 and December 31, 2007.

Consolidated Statements of Cash Flows for the years ended December 31, 2005, December 31, 2006 and December 31, 2007.

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2005, December 31, 2006 and December 31, 2007.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules.

There are no Financial Statement Schedules filed as part of this annual report, since the required information is included in the Consolidated Financial Statements, including the notes thereto, or the circumstances requiring inclusion of such schedules are not present.

3.	Exhibits.

The exhibits filed herewith are listed on the Exhibit Index filed as part of this report on Form 10-K.

(B) EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Asset Purchase Agreement, dated as of January 21, 2007, by and among the Sellers listed on Schedule 1-A, each of which is a direct or indirect subsidiary of Guggenheim Aviation Investment Fund, LP, a Delaware limited partnership, and the Purchasers listed on Schedule 1-B, each of which is a direct or indirect subsidiary of Aircastle Limited, a Bermuda exempted company.†††††
3.1	Memorandum of Association†
3.2	Bye-laws†
4.1	Specimen Share Certificate†
4.2	Amended and Restated Shareholders Agreement among Aircastle Limited and Fortress Investment Fund III LP, Fortress Investment Fund III (Fund B) LP, Fortress Investment Fund III (Fund C) LP, Fortress Investment Fund III (Fund D) L.P., Fortress Investment Fund III (Fund E) LP, Fortress Investment Fund III (Coinvestment Fund A) LP, Fortress Investment Fund III (Coinvestment Fund B) LP, Fortress Investment Fund III (Coinvestment Fund C) LP, Fortress Investment Fund III (Coinvestment Fund D) L.P., Drawbridge Special Opportunities Fund LP, Drawbridge Special Opportunities Fund Ltd. and Drawbridge Global Macro Master Fund Ltd.†
10.1	Aircastle Limited 2005 Equity and Incentive Plan†,#
10.2	Form of Restricted Share Purchase Agreement†,#
10.3	Form of Restricted Share Grant Letter†,#
10.4	Form of International Restricted Share Grant Letter†,#
10.5	Letter Agreement, dated May 2, 2005, between Aircastle Limited and Ron Wainshal†,#
10.6	Letter Agreement, dated February 3, 2005, between Aircastle Limited and David Walton†,#
10.7	Letter Agreement, dated March 8, 2006, between Aircastle Advisor LLC and David Walton†,#
10.8	Letter Agreement, dated February 24, 2006, between Aircastle Advisor LLC and Joseph Schreiner†,#
10.9	Letter Agreement, dated April 29, 2005, between Aircastle Advisor LLC and Jonathan Lang†,#
10.10	Letter Agreement, dated March 8, 2006 between Aircastle Advisor LLC and Jonathan M. Lang†,#
10.11	Letter Agreement, dated January 8, 2007, between Aircastle Advisor LLC and Michael Platt††††,#
10.12	Credit Agreement, dated as of February 28, 2006, by and among Aircastle Investment Holdings 2 Limited, Aircastle Ireland No. 3 Limited, certain Holding Subsidiary Trusts and Holdings SPCs designated as Borrowing Affiliates, JPMorgan Chase Bank, N.A., Bear Stearns Corporate Lending Inc. and Citibank, N.A.†
10.13	Parent Guarantor Guaranty Agreement, dated as of February 28, 2006, by Aircastle Limited to JPMorgan Chase Bank, N.A.†

Exhibit No.	Description of Exhibit
10.14	Subscription Agreement, dated as of April 28, 2006, between Aircastle Limited and Ueberroth Family Trust†
10.15	Remarketing, Administrative and Technical Services Letter, dated as of January 1, 2006 between Aircastle Advisor LLC and FIT Aero Investments Limited†
10.16	Remarketing, Administrative and Technical Services Letter, dated as of January 1, 2006 between Aircastle Advisor (Ireland) Limited and FIT Aero Investments Limited†
10.17	Letter of Intent, dated March 17, 2006 by and between Aircastle Advisor LLC and First Greenwich Kahala Limited†
10.18	Trust Indenture, dated as of June 15, 2006, among ACS Aircraft Finance Bermuda Limited, as Issuer, ACS Aircraft Finance Ireland PLC, as Guarantor, Deutsche Bank Trust Company Americas, in its capacity as the Cash Manager, Deutsche Bank Trust Company Americas, in its capacity as the person accepting appointment as the Trustee under the Indenture, CALYON, Financial Guaranty Insurance Company and Deutsche Bank Trust Company Americas, in its capacity as the Drawing Agent†
10.19	Trust Indenture, dated as of June 15, 2006, among ACS Aircraft Finance Ireland PLC, as Issuer, ACS Aircraft Finance Bermuda Limited, as Guarantor, Deutsche Bank Trust Company Americas, in its capacity as the Cash Manager, Deutsche Bank Trust Company Americas, in its capacity as the person accepting appointment as the Trustee under the Indenture, CALYON, Financial Guaranty Insurance Company and Deutsche Bank Trust Company Americas, in its capacity as the Drawing Agent†
10.20	Amended and Restated Aircastle Limited 2005 Equity and Incentive Plan†,#
10.21	First Amendment, dated as of June 15, 2006, to the Credit Agreement, dated as of February 28, 2006, by and among Aircastle Investment Holdings 2 Limited, Aircastle Ireland No. 3 Limited, certain Holding Subsidiary Trusts and Holdings SPCs designated as Borrowing Affiliates, JPMorgan Chase Bank, N.A., Bear Stearns Corporate Lending Inc. and Citibank, N.A.†
10.22	Amendment No. 1, dated as of July 18, 2006, to the 364-Day Senior Secured Credit Agreement, dated as of October 25, 2005, by and among Aircastle Ireland No. 2 Limited, the borrowers party thereto, Citibank, N.A. and the other lenders party thereto from time to time†
10.23	Form of Indemnification Agreement with directors and officers†
10.24	Aircraft Sale and Purchase Agreement, dated as of August 17, 2006, between Maersk Aircraft A/S and Wells Fargo Bank Northwest, N.A. (not in its individual capacity but solely as Owner Trustee) in respect of Aircraft msn 28010††
10.25	Aircraft Lease Novation and Amendment Agreement, dated as of August 17, 2006, between Maersk Aircraft A/S and Wells Fargo Bank Northwest, N.A. (not in its individual capacity but solely as Owner Trustee) and Sterling Airlines A/S in respect of Aircraft msn 28010††
10.26	Lease Agreement, dated as of September 12, 2005, between Maersk Aircraft A/S and Sterling Airlines A/S in respect of Aircraft msn 28010††

Exhibit No.	Description of Exhibit
10.27	Amendment and Restatement, dated as of December 15, 2006, of the Credit Agreement, dated as of February 28, 2006, by and among Aircastle Investment Holdings 2 Limited, Aircastle Ireland No. 3 Limited and certain Borrowing Affiliates, as Borrowers, and JPMorgan Chase Bank, N.A., Bear Stearns Corporate Lending Inc. and Citicorp North America, Inc., as Lenders, and JPMorgan Chase Bank, N.A., as Agent†††
10.28	Credit Agreement, dated as of December 15, 2006, among Aircastle Limited as Parent, Aircastle Holding Corporation Limited, Aircastle Ireland Holdings Limited, as Borrowers, JPMorgan Chase Bank, N.A., Bear Stearns Corporate Lending Inc. and Citicorp North America, Inc., as Lenders, and JPMorgan Chase Bank, N.A., as Agent†††
10.29	Guaranty Agreement, dated as of December 15, 2006, among Aircastle Limited, Aircastle Advisor LLC, Aircastle Bermuda Securities Limited and Aircastle Ireland Holdings Limited, as Guarantors, and JPMorgan Chase Bank, N.A., as Agent for the Lenders†††
10.30	Amendment No. 2, dated as of January 26, 2007 to the Amended 364-Day Senior Secured Credit Agreement, dated as of October 25, 2005, as amended by Amendment No. 1 thereto dated as of July 21, 2006, by and among Wells Fargo Bank Northwest, National Association as Borrowers 337 and 342, Aircastle Ireland No. 2 Limited, a limited liability company incorporated in Ireland and Citibank, N.A., as lender and agent††††††
10.31	Second Amendment, dated as of April 5, 2007 to the Credit Agreement (2006-B), dated as of December 15, 2006 (as amended by the First Amendment dated as of January 22, 2007), by and among Aircastle Limited, an exempted company organized and existing under the laws of Bermuda, Aircastle Holding Corporation Limited, an exempted company organized and existing under the laws of Bermuda, Aircastle Ireland Holding Limited a limited liability company incorporated in Ireland, JPMorgan Chase Bank, N.A., as administrative agent and certain lenders from time to time parties thereto.*
10.32	Employment Letter, dated April 12, 2007, between Aircastle Advisor LLC and Michael Inglese**,#
10.33	Separation Agreement, dated April 12, 2007, between Aircastle Advisor LLC and Mark Zeidman**,#
10.34	Trust Indenture, dated as of June 8, 2007, among ACS 2007-1 Limited, as Issuer, ACS Aircraft Finance Ireland 2 Limited, as Guarantor, Deutsche Bank Trust Company Americas, in its capacity as the Cash Manager, Deutsche Bank Trust Company Americas, in its capacity as the person accepting appointment as the Trustee under the Indenture, HSH Nordbank AG, New York Branch, Financial Guaranty Insurance Company and Deutsche Bank Trust Company Americas, in its capacity as the Drawing Agent***
10.35	Trust Indenture, dated as of June 8, 2007, among ACS Aircraft Finance Ireland 2 Limited, as Issuer, ACS 2007-1 Limited, as Guarantor, Deutsche Bank Trust Company Americas, in its capacity as the Cash Manager, Deutsche Bank Trust Company Americas, in its capacity as the person accepting appointment as the Trustee under the Indenture, HSH Nordbank AG, New York Branch, Financial Guaranty Insurance Company and Deutsche Bank Trust Company Americas, in its capacity as the Drawing Agent***
10.36	Acquisition Agreement, dated as of June 20, 2007, by and between AYR Freighter LLC and Airbus SAS****

Exhibit No.	Description of Exhibit
10.37	Third Amendment, dated as of August 20, 2007, to the Revolving Credit Facility Agreement (2006-B), dated as of December 15, 2006, by and among Aircastle Limited, an exempted company organized and existing under the laws of Bermuda, Aircastle Holding Corporation Limited, an exempted company organized and existing under the laws of Bermuda, Aircastle Ireland Holding Limited, a limited liability company incorporated in Ireland, JPMorgan Chase Bank, N.A., as administrative agent and certain lenders from time to time parties thereto.*****
10.38	Second Amendment, dated as of September 14, 2007, to the Amended and Restated Credit Agreement, dated as of December 15, 2006, by and among Aircastle Investment Holdings 2 Limited, Aircastle Ireland No. 1 Limited, Aircastle Ireland No. 3 Limited, certain other borrowers, as Borrowers, JPMorgan Chase Bank, N.A. and each other financial institution party thereto, and JPMorgan Chase Bank, N.A., as Agent******
10.39	First Amendment, dated as of January 22, 2007 to the Amended and Restated Credit Agreement (2006-A), dated as of December 15, 2006, by and among Aircastle Investment Holdings 2 Limited, an exempted company organized and existing under the laws of Bermuda, Aircastle Ireland No. 1 Limited, a limited liability company incorporated in Ireland, Aircastle Ireland No. 3 Limited, a limited liability company incorporated in Ireland, and certain Holdings Subsidiary Trusts and Holdings SPCs designated as Borrowing Affiliates, JPMorgan Chase Bank, N.A., as administrative agent and certain lenders from time to time parties thereto†††††
10.40	First Amendment, dated as of January 22, 2007 to the Credit Agreement (2006-B), dated as of December 15, 2006, by and among Aircastle Limited, an exempted company organized and existing under the laws of Bermuda, Aircastle Holding Corporation Limited, an exempted company organized and existing under the laws of Bermuda, Aircastle Ireland Holding Limited a limited liability company incorporated in Ireland, JPMorgan Chase Bank, N.A., as administrative agent and certain lenders from time to time parties thereto†††††
10.41	Credit Agreement (2008-A), dated as of February 5, 2008, by and among Aircastle Investment Holdings 3 Limited and certain Borrowing Affiliates, as Borrowers, and JPMorgan Chase Bank, N.A. and Calyon New York Branch, as Lenders, JPMorgan Chase Bank, N.A., as Agent, and J.P. Morgan Securities Inc., and Calyon New York Branch, as Joint Lead Arrangers†
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Owned Aircraft Portfolio at December 31, 2007

†	Incorporated by reference to the Company’s registration statement on Form S-1, filed with the SEC on June 2, 2006, as amended on July 10, 2006, July 25, 2006 and August 2, 2006.

††	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on August 18, 2006.
†††	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on December 18, 2006.
††††	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on January 9, 2007.
†††††	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on January 25, 2007.
††††††	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on January 30, 2007.
*	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on April 11, 2007.
**	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on April 16, 2007.
***	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on June 12, 2007.
****	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed with the SEC on August 14, 2007.
*****	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on August 20, 2007.
******	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on September 18, 2007.
^	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on February 6, 2008.
#	Management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aircastle Limited

We have audited the accompanying consolidated balance sheets of Aircastle Limited and subsidiaries as of December 31, 2006 and 2007, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aircastle Limited and subsidiaries at December 31, 2006 and 2007 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aircastle Limited and subsidiaries internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 27, 2008

Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,
	2006	2007
ASSETS
Cash and cash equivalents	$58,118	$13,546
Accounts receivable	7,696	4,957
Debt investments	121,273	113,015
Restricted cash and cash equivalents	106,069	161,317
Flight equipment held for sale	31,280	—
Flight equipment held for lease, net of accumulated depreciation of $64,111 and $189,737	1,559,365	3,807,116
Aircraft purchase deposits and progress payments	4,650	245,331
Leasehold improvements, furnishings and equipment, net of accumulated depreciation of $694 and $1,335	1,506	1,391
Fair value of derivative assets	313	—
Other assets	28,433	80,969
Total assets	$1,918,703	$4,427,642

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings under credit facilities	$442,660	$798,186
Borrowings from securitizations	549,400	1,677,736
Accounts payable, accrued expenses and other liabilities	31,384	65,967
Dividends payable	22,584	55,004
Lease rentals received in advance	11,068	31,016
Repurchase agreements	83,694	67,744
Security deposits	39,767	74,661
Maintenance payments	82,914	208,363
Fair value of derivative liabilities	18,035	154,388
Total liabilities	1,281,506	3,133,065

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	$—	$—
Common shares, $.01 par value, 250,000,000 shares authorized, 51,621,279 shares issued and outstanding at December 31, 2006; and 78,574,657 shares issued and outstanding at December 31, 2007	516	786
Additional paid-in capital	630,154	1,468,140
Dividends in excess of earnings	(3,382)	(48,960)
Accumulated other comprehensive income (loss)	9,909	(125,389)
Total shareholders’ equity	637,197	1,294,577
Total liabilities and shareholders’ equity	$1,918,703	$4,427,642

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2005	2006	2007
Revenues:
Lease rentals	$28,590	$173,605	$369,876
Interest income	2,942	9,038	10,400
Other revenue	106	209	815
Total revenues	31,638	182,852	381,091
Expenses:
Depreciation	11,286	53,424	126,403
Interest, net	6,846	49,566	92,660
Selling, general and administrative (including non-cash share based payment expense of $409, $8,895 and $6,674, respectively)	12,493	27,836	39,040
Other expenses	876	1,261	927
Total expenses	31,501	132,087	259,030
Income from continuing operations before income taxes	137	50,765	122,061
Income tax provision	940	4,845	7,658
Income (loss) from continuing operations	(803)	45,920	114,403
Earnings from discontinued operations, net of income taxes	1,031	5,286	12,941
Net income	$228	$51,206	$127,344

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.02)	$1.00	$1.71
Earnings from discontinued operations, net of income taxes	0.03	0.12	0.19
Net income per share	$0.01	$1.12	$1.90

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.02)	$1.00	$1.70
Earnings from discontinued operations, net of income taxes	0.03	0.11	0.19
Net income per share	$0.01	$1.11	$1.89

Dividends paid per share	$—	$0.70	$2.1875

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2005	2006	2007
Cash flows from operating activities:
Net income (loss)	$228	$51,206	$127,344
Adjustments to reconcile net (loss) income to net cash provided by operating activities (inclusive of amounts related to discontinued operations)
Depreciation	14,460	56,629	127,164
Amortization of deferred financing costs	1,175	6,380	6,991
Amortization of lease premiums and discounts, and other related lease items	897	(3,705)	(7,379)
Deferred income taxes	333	2,341	(2,957)
Accretion of purchase discounts on debt investments	(787)	(756)	(849)
Non-cash share based payment expense	409	8,895	6,674
Cash flow hedges reclassified into earnings	—	(2,213)	(4,849)
Ineffective portion of cash flow hedges	126	(814)	171
Gain on the sale of flight equipment	—	(2,240)	(11,566)
Loss on sale of debt investments	7	—	—
Other	—	—	(1,154)
Changes on certain assets and liabilities:
Accounts receivable	(2,765)	(4,581)	2,739
Restricted cash and cash equivalents	(40,652)	(65,417)	(55,248)
Other assets	(535)	(634)	(4,867)
Accounts payable, accrued expenses and other liabilities	9,700	(255)	12,263
Payable to affiliates	(988)	27	68
Lease rentals received in advance	5,339	4,827	19,948
Security deposits and maintenance payments	33,615	85,592	166,568
Net cash provided by operating activities	20,562	135,282	381,061
Cash flows from investing activities:
Acquisition and improvement of flight equipment	(664,643)	(882,920)	(2,321,237)
Investment in purchase of flight equipment held for sale	(54,917)	—	—
Disposition of flight equipment held for sale	—	57,157	34,945
Aircraft purchase deposits and progress payments	(3,465)	(1,186)	(170,700)
Purchase of debt investments	(29,376)	(92,726)	(15,251)
Principal repayments on debt investments	10,461	3,606	20,801
Proceeds from sale of debt investments	2,688	—	—
Margin call payments on derivatives and repurchase agreements	—	(4,345)	(104,121)
Margin call receipts on derivatives and repurchase agreements	—	—	72,586
Leasehold improvements, furnishings and equipment	(2,892)	(506)	(526)
Net cash used in investing activities	(742,144)	(920,920)	(2,483,503)
Cash flows from financing activities:
Issuance of common shares in public offerings, net	—	219,595	830,809
Issuance of common shares to Fortress, directors and employees	—	38,703	1,218
Repurchase of shares from Fortress, directors and employees	—	(36,932)	(445)
Proceeds from securitizations	—	560,000	1,170,000
Securitization repayments	—	(10,600)	(41,664)
Deferred financing costs	(4,613)	(19,434)	(14,140)
Credit facility borrowings	490,588	751,736	2,059,741
Credit facility repayments	—	(799,664)	(1,800,141)
Proceeds from repurchase agreements	8,679	76,007	1,967
Principal repayment on repurchase agreements	(14)	(978)	(17,917)
Proceeds from terminated cash flow hedges	—	16,142	8,944
Dividends paid	—	(30,762)	(140,502)
Capital contributions	306,885	—	—
Net cash provided by financing activities	801,525	763,813	2,057,870
Net increase (decrease) in cash and cash equivalents	79,943	(21,825)	(44,572)
Cash and cash equivalents at beginning of year	—	79,943	58,118
Cash and cash equivalents at end of year	$79,943	$58,118	$13,546
Supplemental Disclosures of cash flow information
Cash paid during the year for interest, net of capitalized interest	$6,695	$49,012	$94,677
Cash paid during the year for income taxes	$—	$2,288	$5,804

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss)
(Dollars in thousands, except share amounts)

	Common Shares		Additional Paid-In Capital	Dividends in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Total Comprehensive Income (Loss)
	Shares	Amount
Balance, December 31, 2004	40,000,000	$400	$100,300	$(1,465)	$—	$99,235
Capital contribution	—	—	299,300	—	—	299,300
Amortization of share based payments	—	—	409	—	—	409
Net income	—	—	—	228	—	228	$228
Net change in fair value of derivatives	—	—	—	—	1,864	1,864	1,864
Net unrealized appreciation on debt investments	—	—	—	—	9,900	9,900	9,900
Total comprehensive income	—	—	—	—	—	—	$11,992
Balance, December 31, 2005	40,000,000	400	400,009	(1,237)	11,764	410,936
Issuance of common shares – Initial public offering, net of offering expenses	10,454,535	104	219,491	—	—	219,595
Issuance of common shares to Fortress	3,693,200	37	36,895	—	—	36,932
Issuance of common shares to directors and employees	1,166,744	12	6,083	—	—	6,095
Repurchase of common shares from Fortress	(3,693,200)	(37)	(36,895)	—	—	(36,932)
Amortization of share based payments	—	—	4,571	—	—	4,571
Dividends declared	—	—	—	(53,351)	—	(53,351)
Net income	—	—	—	51,206	—	51,206	$51,206
Net change in fair value of derivatives	—	—	—	—	(4,132)	(4,132)	(4,132)
Derivative gain reclassified into earnings	—	—	—	—	(2,213)	(2,213)	(2,213)
Net unrealized appreciation on debt investments	—	—	—	—	4,490	4,490	4,490
Total comprehensive income	—	—	—	—	—	—	$49,351
Balance, December 31, 2006	51,621,279	516	630,154	(3,382)	9,909	637,197
Issuance of common shares – Follow-on public offerings, net of offering expenses	26,525,000	265	830,544	—	—	830,809
Issuance of common shares to directors and employees	458,918	5	1,213	—	—	1,218
Repurchase of common shares from directors and employees	(30,540)	—	(445)	—	—	(445)
Amortization of share based payments	—	—	6,674	—	—	6,674
Dividends declared	—	—	—	(172,922)	—	(172,922)
Net income	—	—	—	127,344	—	127,344	$127,344
Net change in fair value of derivatives, net of $1,928 tax benefit	—	—	—	—	(126,892)	(126,892)	(126,892)
Derivative gain reclassified into earnings	—	—	—	—	(4,849)	(4,849)	(4,849)
Net unrealized depreciation on debt investments	—	—	—	—	(3,557)	(3,557)	(3,557)
Total comprehensive loss	—	—	—	—	—	—	$(7,954)
Balance, December 31, 2007	78,574,657	$786	$1,468,140	$(48,960)	$(125,389)	$1,294,577

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 1.    Summary of Significant Accounting Policies

Organization

Aircastle Limited (‘‘Aircastle,’’ the ‘‘Company,’’ ‘‘we,’’ ‘‘us’’ or ‘‘our’’) is a Bermuda exempted company that was incorporated on October 29, 2004 by Fortress Investment Group LLC and certain of its affiliates (together, the ‘‘Fortress Shareholders’’ or ‘‘Fortress’’) under the provisions of Section 14 of the Companies Act of 1981 of Bermuda. Aircastle’s business is investing in aviation assets, including acquiring, managing and leasing commercial jet aircraft to airlines throughout the world and investing in aircraft related debt investments.

Pursuant to a Shareholders Agreement executed November 24, 2004, the Fortress Shareholders committed to contribute $400,000 in initial equity to Aircastle. As of December 31, 2005, the Fortress Shareholders had completed making their initial $400,000 cash capital contribution. In conjunction with the second follow-on public offering (see Note 8 Shareholders’ Equity and Share Based Payments), certain Fortress Shareholders sold 11,000,000 secondary common shares in the public offering.

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

Risk and Uncertainties

In the normal course of business, Aircastle encounters two significant types of economic risk: credit and market. Credit risk is the risk of a lessee’s inability or unwillingness to make contractually required payments. Market risk reflects the change in the value of debt investments, repurchase agreements, derivatives, credit facilities and securitization agreements due to changes in interest rate spreads or other market factors, including the value of collateral underlying debt investments, repurchase agreements, credit facilities and securitization agreements. The Company believes that the carrying values of its investments and derivatives obligations are reasonable taking into consideration these risks, along with estimated collateral values, payment histories and other relevant financial information.

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

Debt Investments

Aircastle accounts for debt investments in accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 115, Accounting for Certain Investments in Debt and Equity Securities (‘‘SFAS No. 115’’). As of December 31, 2007, the majority of our debt investments are classified as available-for-sale and are reported at fair value, based on quoted market prices, with unrealized gains and losses included in shareholders’ equity as a component of accumulated other comprehensive income. The cost of securities sold is based on the specific identification method. Interest on these securities is accrued as earned and included in interest income. Unrealized losses considered to be ‘‘other-than-temporary’’ are recognized in earnings.

Flight Equipment Held for Sale

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (‘‘SFAS No.144’’), flight equipment held for sale is stated at the lower of carrying value or fair value less estimated costs to sell.

Flight equipment held for sale is not depreciated and related deferred costs are not amortized. Subsequent changes to the asset’s fair value, either increases or decreases, are recorded as adjustments to the carrying value of the flight equipment; however, any such adjustment would not exceed the original carrying value of the flight equipment held for sale. The rent received from flight equipment held for sale and related interest expense, net of income taxes, are reported in income from discontinued operations.

Flight Equipment Held for Lease

Flight equipment held for lease is stated at cost and depreciated using the straight-line method, typically over a 25 year life from the date of manufacture for passenger aircraft and over a 30 – 35 year life for freighter aircraft, depending on whether the aircraft is a converted or purpose-built freighter, to estimated residual values. Estimated residual values are generally determined to be approximately 15% of the manufacturer’s estimated realized price for passenger aircraft when new and 5% – 10% for freighter aircraft when new. Management may make exceptions to this policy on a case-by-case basis when, in its judgment, the residual value calculated pursuant to this policy does not appear to reflect current expectations of value. Examples of situations where exceptions may arise include but are not limited to:

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

Lease acquisition costs related to reconfiguration of the aircraft cabin and other lessee specific modifications are capitalized and amortized into expense over the initial life of the lease, assuming no lease renewals, and are included in other assets.

Cash incentives paid to lessees are capitalized as prepaid lease incentive costs and are amortized into revenue over the initial life of the lease, assuming no lease renewals, and are included in other assets.

In accounting for flight equipment held for lease, we make estimates about the expected useful lives, the fair value of attached leases and the estimated residual values. In estimating these factors, we rely upon actual industry experience with the same or similar aircraft types and our lessees anticipated utilization of the aircraft.

Determining the fair value of attached leases requires us to make assumptions regarding the current fair values of leases for specific aircraft. We estimate a range of current lease rates of like aircraft in order to determine if the attached lease is within a fair value range. If a lease is below or above the range of current lease rates, we present value the estimated amount below or above fair value range over the remaining term of the lease. The resulting lease premiums or discounts are amortized into lease rental income over the remaining term of the lease.

Impairment of Flight Equipment

In accordance with SFAS No. 144, Aircastle evaluates its flight equipment for potential impairment loss on a periodic basis and when indicators of impairment exist. Impairment exists when the carrying value of an aircraft exceeds the sum of the undiscounted expected future cash flows, or its fair value. When indicators of impairment suggest that the carrying value of an aircraft may not be recoverable, we determine whether SFAS No. 144’s impairment recognition criteria have been met by evaluating whether the carrying value of the asset exceeds the undiscounted future cash flows expected to result from the use and eventual disposition of the asset.

Any excess of the carrying value over the undiscounted expected future cash flows would result in an impairment charge that would be recorded within our consolidated statement of income in the period the determination is made. The impairment charge would be measured as the excess of the carrying value over the present value of estimated undiscounted expected future cash flows using a discount rate commensurate with the risks involved.

The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. Our review for impairment includes a consideration of the existence of impairment indicators including third party appraisals of our aircraft, published values for similar aircraft, recent transactions for similar aircraft, adverse changes in market conditions for specific aircraft types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of our aircraft.

Capitalization of Interest

We capitalize interest related to progress payments made in respect of flight equipment on forward order and add such amount to prepayments on flight equipment. We capitalize interest related to flight equipment that is in a freighter conversion program and add such amount to the flight equipment. The amount of interest capitalized is the actual interest costs incurred on funding specific assets or the amount of interest costs which could have been avoided in the absence of such payments for the related assets.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Security Deposits

Most of our operating leases require the lessee to pay Aircastle a security deposit or provide a letter of credit. At December 31, 2006 and 2007, security deposits represent cash received from the lessee that is held on deposit until lease expiry.

Maintenance Payments

Typically, under an operating lease, the lessee is required to make payments for heavy maintenance, overhaul or replacement of certain high-value components of the aircraft. These maintenance payments are based on hours or cycles of utilization or on calendar time, depending upon the component, and are required to be made monthly in arrears or at the end of the lease term. Whether to permit a lessee to make maintenance payments at the end of the lease term, rather than requiring such payments to be made monthly, depends on a variety of factors, including the creditworthiness of the lessee, the level of security deposit which may be provided by the lessee and market conditions at the time. If a lessee is making monthly maintenance payments, we would typically be obligated to use the funds paid by the lessee during the lease term to reimburse the lessee for costs they incur for heavy maintenance, overhaul or replacement of certain high-value components, usually shortly following completion of the relevant work.

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

Income Taxes

Aircastle provides for income taxes of its taxable subsidiaries under the provisions of SFAS No. 109, Accounting for Income Taxes (‘‘SFAS No. 109’’). SFAS No. 109 requires an asset and liability based approach in accounting for income taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement and tax basis of existing assets and liabilities using enacted rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount estimated by Aircastle to be realizable.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (‘‘FIN 48’’), effective January 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities.

Hedging Activities

We utilize derivative financial instruments to manage our exposure to interest rate risks. We account for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (‘‘SFAS No. 133’’). All derivatives are recognized on the balance sheet at their fair value. Through December 31, 2007, all of our derivatives were designated as cash flow hedges. On the date that we enter into a derivative contract, we formally document all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions.

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

Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in accumulated other comprehensive income until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of the variable rate liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative exceeds the variability in the cash flows of the forecasted transaction) is recorded in current period earnings. Changes in the fair value of derivative financial instruments that did not qualify for hedge treatment under SFAS No. 133 are reported in current period earnings as a component of interest expense.

Aircastle may choose to terminate certain derivative financial instruments prior to their contracted maturities. Any net gains or losses on the derivative financial instrument in accumulated other comprehensive income at the date of termination are not reclassified into earnings if it remains probable that the cash flows of the hedged items (interest payments) will occur. The amounts in accumulated other comprehensive income are reclassified into earnings as the hedged items (interest payments) affect earnings.

Certain interest rate swaps and interest rate forward contracts require cash collateral (‘‘Margin Calls’’) to be paid to the counterparty when the fair value of the contract decreases due to changes in interest rates. We record the Margin Calls in other assets separate from the related fair value of derivative liabilities.

Repurchase Agreements

Debt investments sold under agreements to repurchase (‘‘repurchase agreements’’) normally do not constitute economic sales and are therefore treated as collateralized financing transactions and are carried at the amount of cash received. Repurchase agreements are recorded as liabilities, with the underlying debt investments sold continuing to be classified as debt investments available-for-sale. Liabilities recorded under these agreements are accounted for on an accrual basis with interest reported in interest expense.

Lease Rentals

We lease flight equipment under net operating leases with lease terms typically ranging from three to seven years. We generally do not offer renewal terms or purchase options to our lessees, although certain of our operating leases allow the lessee the option to extend the lease for an additional term. Operating leases with fixed rentals and step rentals are recognized on a straight-line basis over the term of the initial lease, assuming no renewals. Operating lease rentals that adjust based on a London Interbank Offered Rate (‘‘LIBOR’’) index are recognized on a straight-line basis over the period the rentals are fixed and accruable. Revenue is not recognized when collection is not reasonably assured.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other gains and losses, net of income taxes, if any, affecting shareholders’ equity that under GAAP are excluded from net income. At December 31, 2007, such amount consists of the effective portion of fluctuations in the fair value of derivatives designated as cash flow hedges and unrealized gains on the fair value of debt investments classified as available-for-sale.

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

Deferred Financing Costs

Deferred financing costs, which are included in other assets in the Consolidated Balance Sheet, are amortized using the interest method for amortizing loans and on a straight line basis for revolving credit facilities over the lives of the related debt.

Leasehold Improvements, Furnishings and Equipment

Improvements made in connection with the leasing of office facilities are capitalized as leasehold improvements and are amortized on a straight line basis over the minimum lease period. Furnishings and equipment are capitalized at cost and are amortized over the estimated life of the related assets or remaining lease terms, which range between three and five years.

Recent Accounting Pronouncements

In September 2006, the FASB issued statement No. 157, ‘‘Fair Value Measurements’’, (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company is subject to the provisions of SFAS 157 beginning January 1, 2008. The Company has not yet determined whether SFAS 157 will have a material impact on its financial condition, results of operations, or cash flow. However, the Company believes it will likely be required to provide additional disclosures as part of future financial statements, beginning with first quarter 2008.

In February 2007, the FASB issued Statement No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities’’ (Statement 159). Statement 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. Statement 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe Statement 159 will result in a material adverse effect on its financial condition, results of operations, or cash flow.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, or SFAS No. 141(R). SFAS No. 141(R) will change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination, and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, or SFAS No. 160. SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company has currently not determined the potential effects, if any, on the consolidated financial statements.

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

Borrowings under our credit facilities, securitizations and repurchase agreements bear floating rates of interest which reset monthly or quarterly to a market benchmark rate plus a credit spread. We believe, for similar credit facilities and repurchase agreements with comparable credit risks, the effective rate of the credit facilities and repurchase agreements approximates market rates at the balance sheet dates. The fair value of our debt investments and cash flow hedges is generally determined by reference to broker quotations.

The fair values of our securitizations are estimated using a discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements.

The carrying amounts and fair values of our financial instruments at December 31, 2006 and 2007 are as follows:

	2006		2007
	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)
Debt investments	$121,273	$121,273	$113,015	$113,015
Deriviative assets	313	313	—	—
Credit facilities	(442,660)	(442,660)	(798,186)	(798,186)
Securitizations	(549,400)	(549,400)	(1,677,736)	(1,623,522)
Repurchase agreements	(83,694)	(83,694)	(67,744)	(67,744)
Derivative liabilities	(18,035)	(18,035)	(154,388)	(154,388)

Note 3.    Lease Rental Revenues and Flight Equipment Held for Lease

Minimum future annual lease rentals contracted to be received under our existing operating leases of flight equipment at December 31, 2007 were as follows:

Year Ending December 31,	Amount
2008	$500,023
2009	448,134
2010	386,348
2011	319,315
2012	260,565
Thereafter	464,613
Total	$2,378,998

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Year Ended December 31,
Region	2005	2006	2007
Europe	46%	45%	44%
Asia	21%	20%	27%
North America	22%	28%	16%
Latin America	11%	5%	6%
Middle East and Africa	—	2%	7%
Total	100%	100%	100%

The classification of regions in the tables above and the table and discussion below is determined based on the principal location of the lessee of each aircraft.

For the year ended December 31, 2005, three customers accounted for 48% of lease rental revenue. No other customer accounted for more than 10% of lease rental revenue. For the year ended December 31, 2006, one customer accounted for 24% of lease rental revenue and three additional customers accounted for 20% of lease rental revenue. No other customer accounted for more than 5% of lease rental revenue. For the year ended December 31, 2007, one customer accounted for 12% of lease rental revenues and two additional customers accounted for a combined 11% of lease rental revenues. No other customer accounted for more than 5% of lease rental revenues.

Amortization of lease premiums and discounts related to certain acquired operating leases was $734 of premium amortization and $4,406 and $7,379 of net discount amortization for 2005, 2006 and 2007, respectively.

Geographic concentration of net book value of flight equipment held for lease was as follows:

	December 31, 2006		December 31, 2007
Region	Number of Aircraft	Net Book Value %	Number of Aircraft	Net Book Value %
Europe(1)	35	46%	65	47%
Asia	14	21%	35	27%
North America(1)	11	23%	13	10%
Latin America	5	6%	12	7%
Middle East and Africa	3	4%	8	9%
Total	68	100%	133	100%

(1)	Includes one Boeing Model 747-400 aircraft being converted to freighter configuration for which we have an executed lease post-conversion with a carrier in this geographic region.

At December 31, 2006 and 2007, lease acquisition costs included in other assets on the consolidated balance sheets were $377 and $417, respectively. Prepaid lease incentive costs included in other assets on the consolidated balance sheets were $656 and $586 at December 31, 2006 and 2007, respectively.

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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

In March 2007, one of our aircraft was classified as flight equipment held for sale and the sale was completed in May 2007. The specifically identified operating activities of this aircraft have been reflected in discontinued operations for all periods presented and the aircraft is presented as flight equipment held for sale at December 31, 2006.

Earnings from discontinued operations for the two aircraft held for sale were as follows:

	Year Ended December 31,
	2005	2006	2007
Earnings from discontinued operations:
Lease rentals	$6,014	$8,610	$2,364
Gain on disposition	—	2,240	11,566
Depreciation and other expenses	(3,469)	(3,532)	(761)
Other expenses	(102)	(30)	(185)
Interest expense, net	(1,297)	(1,439)	—
Earnings from discontinued operations before income tax provision	1,146	5,849	12,984
Income tax provision	(115)	(563)	(43)
Earnings from discontinued operations, net of income taxes	$1,031	$5,286	$12,941

Note 5.    Debt Investments

As of December 31, 2006 and 2007, all of our debt investments classified as available-for-sale were U.S. corporate obligations. The aggregate fair value of these debt investments at December 31, 2007 was $99,118. These debt obligations are interests in pools of loans and are collateralized by interests in commercial aircraft of which $78,737 are senior tranches and $20,381 are subordinated to other debt related to such aircraft. Our debt investments had net unrealized gain positions relative to their net book values, which aggregated to $14,390 and $10,833 at December 31, 2006 and 2007, respectively.

One of our debt investments, with a fair value of $6,436 at December 31, 2007 has a stated maturity in 2010. Three of our debt investments, with a fair value of $75,372, have a stated maturity in 2011. Our other two debt investments with an aggregate fair value of $17,310 have remaining terms to stated maturity in excess of 10 years after December 31, 2007. All of our debt investments provide for the periodic payment of both principal and interest and are subject to prepayment and/or acceleration depending on certain events, including the sale of the underlying collateral aircraft and events of default. Therefore, the actual maturity of our debt investments may be less than the stated maturities.

In 2007, we acquired a loan secured by a commercial jet aircraft with a cash purchase price of $15,251 that is classified as held to maturity. The loan matured on December 17, 2007, and has an outstanding balance of $13,897 at December 31, 2007, which we believe approximates its fair value. The borrower elected not to repay the loan at maturity and, accordingly, we expect to take ownership of this aircraft during the first quarter of 2008. The borrower continues to make principal and interest payments and the loan will continue to accrue interest at a rate of 9.88% per annum until such time as we are able to take possession of the aircraft.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 6.    Securitizations and Borrowings under Credit Facilities

The outstanding amounts of our securitizations and borrowings under our credit facilities were as follows:

	At December 31, 2006	At December 31, 2007
Debt Obligation	Outstanding Borrowings	Outstanding Borrowings	Interest Rate(1)	Final Stated Maturity
Securitizations:
Securitization No. 1	$549,400	$527,397	1 M LIBOR + .27% = 5.30%	6/20/31
Securitization No. 2	—	1,150,339	1 M LIBOR + .26% = 5.50%	6/14/37
Total Securitizations	549,400	1,677,736
Credit Facilities:
747 PDP Credit Facility	—	64,127	1 M LIBOR + 1.00% = 6.03%	4/15/08
Revolving Credit Facility	—	—	1 M LIBOR + 1.50% = 6.53%	6/15/08
Amended Credit Facility No. 2	369,328	734,059	1 M LIBOR + 1.25% = 6.28%	12/15/08
Credit Facility No. 3	73,332	—	1 M LIBOR + 1.50% = N/A	N/A
Total Credit Facilities	442,660	798,186
Total	$992,060	$2,475,922

(1)	LIBOR in effect at the applicable reset date.

Securitization No. 1

On June 15, 2006, we completed our first securitization, a $560,000 transaction comprised of 40 aircraft, which we refer to as ‘‘Securitization No. 1’’. In connection with Securitization No. 1, two of our subsidiaries, ACS Aircraft Finance Ireland plc (‘‘ACS Ireland’’) and ACS Aircraft Finance Bermuda Limited (‘‘ACS Bermuda’’), which we refer to together with their subsidiaries as the ‘‘ACS 1 Group’’, issued $560,000 of Class A-1 notes, or the ‘‘ACS 1 Notes’’ to the ACS 2006-1 Pass Through Trust, or the ‘‘ACS 1 Trust.’’ The ACS 1 Trust simultaneously issued a single class of Class G-1 pass through trust certificates, or the ‘‘ACS 1 Certificates,’’ representing undivided fractional interests in the notes. Payments on the ACS 1 Notes will be passed through to holders of the ACS 1 certificates. The ACS 1 Notes are secured by ownership interests in aircraft-owning subsidiaries of ACS Bermuda and ACS Ireland and the aircraft leases, cash, rights under service agreements and any other assets they may hold. Each of ACS Bermuda and ACS Ireland has fully and unconditionally guaranteed the other’s obligations under the notes. However, the ACS 1 Notes are neither obligations of, nor guaranteed by, Aircastle Limited. The ACS 1 Notes mature on June 20, 2031.

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

The ACS 1 Notes provide for monthly payments of interest at a floating rate of one-month LIBOR plus 0.27%, which at December 31, 2007 was 5.30%, and scheduled payments of principal. Financial Guaranty Insurance Company (‘‘FGIC’’) issued a financial guaranty insurance policy to support the payment of interest when due on the ACS 1 Certificates and the payment, on the final distribution date, of the outstanding principal amount of the ACS 1 Certificates. A downgrade in the rating of FGIC will not result in a change in any of the rights or obligations of the parties to Securitization No. 1. We have entered into a series of interest rate hedging contracts intended to hedge the interest rate exposure associated with issuing floating-rate obligations backed by primarily fixed-rate lease assets. Obligations owed to the hedge counterparty under these contracts are secured on a pari passu basis with the same collateral that secures the ACS 1 Notes and, accordingly, the ACS 1 Group has no obligation to pledge cash collateral to secure any loss in value of the hedging contracts if interest rates fall. These hedging contracts, together with the guarantee premium, the spread referenced above and other costs of trust administration, result in a fixed rate cost of 6.60% per annum, after the amortization of issuance fees and expenses.

ACS Ireland, which had total assets of $140,431 at December 31, 2007, is a VIE which we consolidate. At December 31, 2007, the outstanding principal amount of ACS Ireland notes was $102,327. The assets of ACS Ireland, as of December 31, 2007, include four aircraft transferred to ACS Ireland in connection with Securitization No. 1.

Securitization No. 2

On June 8, 2007, we completed our second securitization, a $1,170,000 transaction comprising 59 aircraft, which we refer to as ‘‘Securitization No. 2’’. In connection with Securitization No. 2, two of our subsidiaries, ACS Aircraft Finance Ireland 2 Limited (‘‘ACS Ireland 2’’) and ACS 2007-1 Limited (‘‘ACS Bermuda 2’’), to which we refer together with their subsidiaries as the ‘‘ACS 2 Group’’ issued $1,170,000 of Class A notes, or the ‘‘ACS 2 Notes’’, to the ACS 2007-1 Pass Through Trust, or the ‘‘ACS 2 Trust.’’ The ACS 2 Trust simultaneously issued a single class of Class G-1 pass through trust certificates, or the ‘‘ACS 2 Certificates,’’ representing undivided fractional interests in the ACS 2 Notes. Payments on the ACS 2 Notes will be passed through to the holders of the ACS 2 Certificates. The ACS 2 Notes are secured by ownership in aircraft owning subsidiaries of ACS Bermuda 2 and ACS Ireland 2 and the aircraft leases, cash, rights under service agreements and any other assets they may hold. Each of ACS Bermuda 2 and ACS Ireland 2 has fully and unconditionally guaranteed the other’s obligations under the ACS 2 Notes. However, the ACS 2 Notes are neither obligations of, nor guaranteed by, Aircastle Limited. The ACS 2 Notes mature on June 14, 2037.

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

We used a portion of Securitization No. 2 to repay amounts owed on Amended Credit Facility No. 2 and to repay Credit Facility No. 3 in full in July 2007. The remainder of the proceeds was used for the acquisition of aircraft and working capital purposes.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The ACS 2 Notes provide for monthly payments of interest at a floating rate of one-month LIBOR plus 0.26%, which at December 31, 2007 was 5.50%, and scheduled payments of principal. FGIC issued a financial guaranty insurance policy to support the payment of interest when due on the ACS 2 Certificates and the payment, on the final distribution date, of the outstanding principal amount of the ACS 2 Certificates. A downgrade in the rating of FGIC will not result in any change in the rights or obligations of the parties to Securitization No. 2. We have entered into a series of interest rate hedging contracts intended to hedge the interest rate exposure associated with issuing floating-rate obligations backed by primarily fixed-rate lease assets. Obligations owed to the hedge counterparty under these contracts are secured on a pari passu basis with the same collateral that secures the ACS 2 Notes and, accordingly, the ACS 2 Group has no obligation to pledge cash collateral to secure any loss in value of the hedging contracts if interest rates fall. These hedging contracts, together with the related guarantee premium, the spread referenced above and other costs of trust administration, result in a fixed rate cost of 6.20% per annum, after the amortization of issuance fees and expenses.

ACS Ireland 2, which had total assets of $250,603 at December 31, 2007, is a VIE which we consolidate. At December 31, 2007, the outstanding principal amount of the ACS2 notes issued by ACS Ireland 2 was $187,253. The assets of ACS Ireland 2 as of December 31, 2007 include nine aircraft transferred to ACS Ireland 2 in connection with Securitization No. 2.

747 PDP Credit Facility

On July 26, 2007, we made an accelerated payment to the relevant Guggenheim Aviation Investment Fund LP (‘‘GAIF’’) seller under our acquisition agreement with GAIF (the ‘‘GAIF Acquisition Agreement’’) for three Boeing Model 747-400ERF aircraft in the amount of $106,668 and assumed a pre-delivery payment credit facility related to such 747-400ERF aircraft (the ‘‘Accelerated ERF Aircraft’’), which we refer to as the ‘‘747 PDP Credit Facility’’. The total outstanding amount of borrowings assumed under the 747 PDP Credit Facility was $95,926. Borrowings under this facility were used to finance progress payments made to Boeing during the manufacturing of the aircraft and bear interest at one-month LIBOR plus 1.00% per annum, which at December 31, 2007 was 6.03%, and will mature upon delivery of the final aircraft scheduled for April 2008. On July 30, 2007, we took delivery of the first Accelerated ERF Aircraft and paid down $31,799 under the 747 PDP Credit Facility.

Revolving Credit Facility

On December 15, 2006, the Company entered into a $250,000 revolving credit facility with a group of banks which we refer to as the ‘‘Revolving Credit Facility’’. The Revolving Credit Facility provides loans for working capital and other general corporate purposes and also provides for issuance of letters of credit for the account of any borrower up to $250,000. Borrowings under the Revolving Credit Facility bear interest (a) in the case of loans with an interest rate based on the applicable base rate (the ‘‘ABR’’) which is the greater of (i) the prime rate and (ii) the federal funds rate plus 0.50% per annum or (b) in the case of loans with an interest rate based on the euro dollar rate (the ‘‘EDR’’), which is one-month LIBOR, at an annual rate equal to the EDR plus 1.50% per annum. Additionally, we are subject to a per annum fee on any unused portion of the total committed facility of 0.25%, during periods when the average outstanding loans under the Revolving Credit Facility are less than $125,000, and 0.125% per annum when the average outstanding loans are equal to or greater than $125,000. Fees on any outstanding letters of credit will equal 1.625% per annum on the stated amount thereof. We are also required to pay customary agency fees. Additionally, we are required to maintain a net worth determined in accordance with GAAP of not less that $550,000.

On January 22, 2007, our Revolving Credit Facility was amended to increase the maximum committed amount to $450,000.  The maximum committed amount was subsequently reduced to

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

$250,000 upon the closing of our follow-on public offering in February 2007. On April 5, 2007, we entered into an amendment to the Revolving Credit Facility which increased our minimum net worth covenant from $550,000 to $750,000 plus one-half of the net proceeds of any future equity capital we raise, which, as of December 31, 2007, resulted in a minimum net worth covenant equal to $918,877. We are not permitted to pay dividends on our common shares to the extent a default or an event of default exists under our Revolving Credit Facility. On August 20, 2007, the Company and the other parties to the Revolving Credit Facility entered into a third amendment to the Revolving Credit Facility extending its maturity to June 15, 2008.

At December 31, 2007, there were no outstanding loans and $5,954 of letters of credit outstanding under the Revolving Credit Facility. We expect to extend, modify or replace the maturity of our Revolving Credit Facility before its current maturity of June 15, 2008.

Amended Credit Facility No. 2

On February 28, 2006, we entered into a $500,000 revolving credit facility with a group of banks to finance the acquisition of aircraft and related improvements which we refer to as Credit Facility No. 2. The borrowing base is equal to 85% of the net book value of the aircraft. Borrowings under this credit facility incur interest at the one-month LIBOR plus 1.25%. Additionally, we are subject to a 0.125% fee on any unused portion of the total committed facility. Credit Facility No. 2 requires the monthly payment of interest and principal, to the extent of 85% of any decrease in the net book value of the assets. Effective June 15, 2006, Credit Facility No. 2 was amended to increase the maximum committed amount to $750,000 and to extend the maturity to November 15, 2007. On December 15, 2006, the $750,000 credit facility was amended to increase the maximum committed amount to $1,000,000 and to extend the maturity to December 15, 2008 (‘‘Amended Credit Facility No. 2’’). In addition, the borrowing base was revised to equal 65% of the purchase price of aircraft secured under the facility.

On January 22, 2007, the $1,000,000 Amended Credit Facility No. 2 was amended to increase the maximum committed amount to $1,250,000. On June 8, 2007, the maximum committed amount of Amended Credit Facility No. 2 was reduced to $1,000,000 and $509,942 was repaid on Amended Credit Facility No. 2 from the proceeds of Securitization No. 2. On September 14, 2007, the parties to the credit facility entered into an amendment permitting us to finance, under the credit facility, a portion of the cost of converting three Boeing Model 747-400 aircraft from passenger to freighter configuration which we have acquired, or committed to acquire.

Borrowings under Amended Credit Facility No. 2 bear interest (a) in the case of loans with an interest rate based on the ABR plus 0.50%, at an annual rate equal to the ABR plus 0.25% or (b) in the case of loans with an interest rate based on the EDR, at an annual rate equal to the EDR plus 1.25% per annum. Additionally, we are subject to a 0.125% fee on any unused portion of the total committed facility. Amended Credit Facility No. 2 requires the monthly payment of interest and principal, to the extent of 65% of any decrease in the net book value of the aircraft securing Amended Credit Facility No. 2. Amended Credit Facility No. 2 matures on December 15, 2008.

At December 31, 2007, we had borrowings of $734,059 related to 31 aircraft under our Amended Credit Facility No. 2. During the second quarter of 2008, we plan to refinance a majority of these aircraft, as well as 5 additional aircraft that we expect to acquire during the first half of 2008, with long-term financing using a cost effective debt structure such as a non-recourse securitization or similar bank market financing. We believe that similar bank market financing would be available in a single, diversified portfolio transaction structured like a securitization or would also be available in a series of smaller financings. In addition, we expect to extend, modify or replace Amended Credit Facility No. 2 with a similar aircraft acquisition facility before its current maturity of December 15, 2008.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Credit Facility No. 1

In February 2005, we entered into a $300,000 revolving credit facility with a group of banks to finance the acquisition of flight equipment and related improvements, which we refer to as Credit Facility No. 1. The interest rate on Credit Facility No. 1 was the one-month LIBOR plus 1.50%. In August 2005, the terms of Credit Facility No. 1 were amended to increase the amount of the facility to $600,000. On February 24, 2006, the revolving period of our $600,000 Credit Facility No. 1 was extended to April 28, 2006, and the maximum amount of this credit facility was reduced to $525,000. The other terms of Credit Facility No. 1 remained the same. Monthly payments of interest only continued through repayment of Credit Facility No. 1. Credit Facility No. 1 was repaid in full and terminated on August 4, 2006. In addition, we wrote off the remaining balance of deferred financing fees of $1,840 upon the termination of Credit Facility No. 1.

Credit Facility No. 3

In October 2005, the Company entered into a credit facility for $109,998 with a bank to finance the acquisition of three aircraft, which we refer to as Credit Facility No. 3. The interest rate on this facility is one-month LIBOR plus 1.50%. On March 30, 2006, $36,666 of Credit Facility No. 3 was repaid using a portion of the proceeds from the disposition of flight equipment held for sale which had been financed under this facility. Credit Facility No. 3 was amended on July 18, 2006, to increase the maximum committed amount by approximately $25,116 and to extend the maturity date to March 31, 2007. The increase in the maximum committed amount was reduced by $25,116 with the closing of the initial public offering. On January 26, 2007, Credit Facility No. 3 was amended to extend the maturity date from March 31, 2007, to the earlier of September 30, 2007, or the transfer of the related aircraft financed on Credit Facility No. 3 into Securitization No. 2. Credit Facility No. 3 was repaid in full in July 2007 out of the proceeds of Securitization No. 2.

The weighted average interest of these credit facilities at December 31, 2005, 2006 and 2007 were 5.87%, 6.64% and 6.26%, respectively.

Maturities of the securitizations and credit facilities over the next five years and thereafter are as follows:

2008	$877,291
2009	65,640
2010	84,287
2011	116,848
2012	204,157
Thereafter	1,127,699
Total	$2,475,922

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 7.    Repurchase Agreements

The outstanding amounts of our repurchase agreements were as follows:

	At December 31, 2006	At December 31, 2007
Debt Obligation	Outstanding Borrowing	Outstanding Borrowing	Interest Rate(1)	Final Stated Maturity
Repurchase Agreement(2)	$75,055	$60,282	1 M LIBOR + .50% = 5.75%	3/1/08
Repurchase Agreement	2,759	2,490	1 M LIBOR + .50% = 5.36%	6/28/08
Repurchase Agreement(3)	5,880	4,972	1 M LIBOR + .75% = 5.85%	1/15/08
Total Repurchase Agreements	$83,694	$67,744

(1)	LIBOR in effect at the applicable reset date.
(2)	In February 2008, we sold the underlying debt investments and paid the outstanding amount under this repurchase agreement.
(3)	Refinanced for one month in both January and February 2008. We intend to continue to refinance this repurchase agreement on a monthly basis.

We enter into repurchase agreements to fund a portion of the purchase price of certain of our debt investments. At December 31, 2006 and 2007, the repurchase agreements are secured by liens on the debt investments with a fair value of $105,550 and $85,173, respectively. The repurchase agreements are substantially all with parties other than those from whom we originally purchased the debt investments. Upon maturity, we plan to refinance the repurchase agreements on similar terms and conditions.

The weighted average interest rate of these repurchase agreements was 5.09%, 5.88% and 5.74% in 2005, 2006 and 2007, respectively.

Note 8.    Shareholders’ Equity and Share Based Payment

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

In February and March of 2006, the Board ratified the initial grants under the 2005 Plan of 347,500 restricted shares in the first half of 2005 and 25,000 restricted shares on July 5, 2005, which were provided for in certain employment contracts, and approved new grants of 412,500 restricted shares. The grants also imposed lock-up restrictions on restricted shares from the date of grant through 120 days after the date of any initial public offering, and provide for certain further restrictions and notice periods thereafter.

On April 30, 2007, the Board accelerated the vesting of 50,000 restricted shares of a former officer of the Company, resulting in a non-cash share based expense of $1,670.

A summary of the fair value of nonvested shares for the years ended December 31, 2006 and 2007 is as follows:

Nonvested Shares	Shares (in 000’s)	Weighted Average Grant Date Fair Value	Fair Value of Nonvested Shares at Grant Date
Nonvested at January 1, 2006	372.5	$8.50	$3,166
Granted	604.3	23.59	14,258
Cancelled	(4.5)	22.00	(99)
Vested	(71.0)	14.92	(1,059)
Nonvested at December 31, 2006	901.3	18.05	16,266
Granted	436.5	30.72	13,410
Cancelled	(17.3)	23.52	(407)
Vested	(259.9)	19.20	(4,988)
Nonvested at December 31, 2007	1,060.6	$22.89	$24,281

The fair value of the restricted shares granted in 2007 was determined based upon the market price of the shares at the grant date.

The total unrecognized compensation cost, adjusted for estimated forfeitures, related to all nonvested shares as of December 31, 2007, in the amount of $18,620, is expected to be recognized over a weighted average period of 3.7 years.

On February 8, 2006, Fortress purchased an additional 3,693,200 common shares at $10 per share for a total amount of $36,932. On July 21, 2006, the Company returned $36,932 of cash to Fortress in exchange for the cancellation of 3,693,200 of our common shares at $10 per share.

In April 2006, 200,000 of the Company’s common shares were purchased by a family trust of an individual who was appointed to the Board on July 20, 2006, for cash consideration of $5 per share. In addition, certain members of our management purchased 77,000 of the Company’s common shares in exchange for cash consideration in the amount of $10 per share. The respective purchase prices of these shares were below the fair value of $22 per share for the Company’s common shares. Accordingly, the Company recorded non-cash share based payment expense of approximately $4,324, which is recorded as selling, general and administrative expense in the accompanying consolidated statement of operations for the year ended December 31, 2006. The fair value of the Company’s common shares was determined based on an estimate of the offering range per share from our initial public offering.

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

In August 2006, the Company completed its initial public offering (‘‘IPO’’) of 10,454,535 common shares at a price of $23.00 per share, raising $240,454 before offering costs. The net proceeds of the IPO, after our payment of $16,832 in underwriting discounts and commissions and $4,027 in offering expenses, were $219,595. Approximately $205,470 of the net proceeds was used to repay a portion of Credit Facility No. 2. The remainder of the proceeds was used for working capital requirements and to fund additional aircraft acquisitions.

On February 13, 2007, the Company completed a follow-on public offering of 15,525,000 common shares at a price of $33.00 per share, raising $512,325 before offering costs. Net proceeds of this offering, after our payment of $17,931 in underwriting discounts and commissions and $1,338 in offering expenses, were $493,056. Approximately $473,074 of the net proceeds was used to repay borrowings under Amended Credit Facility No. 2 and the Revolving Credit Facility. The remainder of the net proceeds was used for working capital requirements and to fund additional aircraft acquisitions.

On October 10, 2007, the Company completed a second follow-on public offering of 11,000,000 primary common shares at a public offering price of $31.75 per share, including 1,000,000 common shares pursuant to the underwriter’s option to cover over-allotments, resulting in gross proceeds from the offering of $349,250 before offering costs. The net proceeds of this offering, after our payment of $10,478 in underwriting discounts and commissions and approximately $1,019 in other offering expenses, were $337,753. Approximately $230,889 of the net proceeds was used to repay borrowings under Amended Credit Facility No. 2. The remainder of the net proceeds was used for aircraft acquisitions and working capital requirements.

In conjunction with the second follow-on public offering, certain Fortress Shareholders sold 11,000,000 secondary common shares in the public offering, including 1,000,000 common shares from the selling Fortress Shareholders pursuant to the underwriter’s option to cover over-allotments. The Company did not receive any funds from this secondary offering by the selling Fortress Shareholders.

Note 9.    Dividends

The following table sets forth the quarterly dividends declared by our Board of Directors:

Declaration Date	Dividend per Common Share		Aggregate Dividend Amount	Record Date	Payment Date
July 20, 2006	$0.35		$14,367	July 26, 2006	July 31, 2006
August 2, 2006	$0.156	(1)	6,403	August 1, 2006	August 15, 2006
October 9, 2006	$0.194	(1)	9,992	October 31, 2006	November 15, 2006
December 13, 2006	$0.4375		22,584	December 29, 2006	January 15, 2007
March 14, 2007	$0.50		33,634	March 30, 2007	April 13, 2007
June 14, 2007	$0.60		40,460	June 29, 2007	July 13, 2007
September 13, 2007	$0.65		43,822	September 28, 2007	October 15, 2007
December 11, 2007	$0.70		55,004	December 31, 2007	January 15, 2008

(1)	Total dividend for quarter of $0.35

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

The calculations of both basic and diluted earnings (loss) per share for the years ended December 31, 2005, 2006 and 2007 are as follows:

	Year Ended December 31,
	2005	2006	2007
Numerator
Income (loss) from continuing operations	$(803)	$45,920	$114,403
Earnings from discontinued operations, net of income taxes	1,031	5,286	12,941
Net income	$228	$51,206	$127,344

Denominator
Weighted-average shares used to compute basic earnings per share	40,000,000	45,758,242	67,177,528
Effect of dilutive restricted shares	— (a)	293,757	240,274
Weighted-average shares outstanding and dilutive securities used to compute diluted earnings per share	40,000,000	46,051,999	67,417,802

Basic earnings per share:
Income (loss) from continuing operations	$(0.02)	$1.00	$1.71
Earnings from discontinued operations, net of income taxes	0.03	0.12	0.19
Net income per share	$0.01	$1.12	$1.90

Diluted earnings per share:
Income (loss) from continuing operations	$(0.02)	$1.00	$1.70
Earnings from discontinued operations, net of income taxes	0.03	0.11	0.19
Net income per share	$0.01	$1.11	$1.89

(a)	Anti-dilutive

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 11.    Income Taxes

Income taxes have been provided for based upon the tax laws and rates in countries in which our operations are conducted and income is earned. The Company received an assurance from the Bermuda Minister of Finance that it would be exempted from local income, withholding and capital gains taxes until March 2016. Consequently, the provision for income taxes recorded relates to income earned by certain subsidiaries of the Company which are located in or earn income in jurisdictions that impose income taxes, primarily the United States and Ireland.

The sources of income from continuing operations before income taxes for the years ended December 31, 2005, 2006 and 2007 were as follows:

	Year Ended December 31,
	2005	2006	2007
U.S. operations	$676	$1,566	$2,352
Non-U.S. operations	(539)	49,199	119,709
Total	$137	$50,765	$122,061

The components of the income tax provision from continuing operations for the year ended December 31, 2005, 2006 and 2007 consisted of the following:

	Year Ended December 31,
	2005	2006	2007
Current:
United States:
Federal	$373	$1,924	$4,365
State	184	463	749
Non-U.S	50	118	5,501
Current income tax provision	607	2,505	10,615
Deferred:
United States:
Federal	96	(331)	(1,216)
State	(26)	(66)	(244)
Non-U.S	263	2,737	(1,497)
Deferred income tax provision (benefit)	333	2,340	(2,957)
Total	$940	$4,845	$7,658

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2005, 2006 and 2007 consisted of the following:

	Year Ended December 31,
	2005	2006	2007
Deferred tax assets:
Non-cash share based payments	$152	$1,051	$1,666
Hedge gain	—	—	537
Net operating loss carry forwards	49	1,176	1,622
Other comprehensive income	—	—	1,928
Other	6	246	173
Total deferred tax assets	207	2,473	5,926
Deferred tax liabilities
Accelerated depreciation	(333)	(4,971)	(2,963)
Other	—	(176)	(119)
U.S. federal withholding tax on unremitted earnings	(207)	—	—
Total deferred tax liabilities	(540)	(5,147)	(3,082)
Net deferred tax (liabilities) assets	$(333)	$(2,674)	$2,844

The Company had net operating loss carry forwards of $12,972 with no expiration date to offset future Irish taxable income. Deferred tax assets and liabilities are included in other assets and accounts payable and accrued liabilities, respectively, in the accompanying consolidated balance sheets.

We do not expect to incur income taxes on future distributions of undistributed earnings of non-U.S. subsidiaries and, accordingly, no deferred income taxes have been provided for the distributions of such earnings. As of December 31, 2007, we have elected to permanently reinvest our accumulated undistributed U.S. earnings of $4,326. Accordingly, no U.S. withholding taxes have been provided. Withholding tax of $1,298 would be due if such earnings were remitted.

All of our aircraft-owning subsidiaries that are recognized as corporations for U.S. tax purposes are non-U.S. corporations. These non-U.S. subsidiaries generally earn income from sources outside the United States and therefore typically are not subject to U.S. federal, state or local income taxes. However, certain of these non-U.S. subsidiaries own aircraft that operate to, from or within the U.S. and therefore may be subject to federal, state and local income taxes. We also have a U.S-based subsidiary which provides management services to our non-U.S. subsidiaries and is subject to U.S. federal, state and local income taxes.

Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income from continuing operations at December 31, 2005, 2006 and 2007 consisted of the following:

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2005	2006	2007
Notional U.S. federal income tax expense at the statutory rate:	$48	$17,768	$42,721
U.S. state and local income tax, net	103	186	164
Non-U.S. operations	531	(13,641)	(35,434)
Non-deductible expenses in the U.S.	13	644	199
Other	245	(112)	8
Provision for income taxes	$940	$4,845	$7,658

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (‘‘FIN 48’’), effective January 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of the adoption of FIN 48.

We conduct business globally and, as a result, the Company and its subsidiaries or branches are subject to foreign, U.S. federal and various state and local income taxes as well as withholding taxes. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Ireland and the United States. With few exceptions, the Company and its subsidiaries or branches remain subject to examination for all periods since inception.

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense or penalty recognized during the year.

Note 12.    Interest, Net

The following table shows the components of interest, net for the years ended December 31, 2005, 2006 and 2007:

	Year Ended December 31,
	2005	2006	2007
Interest expense	$8,172	$55,766	$112,166
Less interest income	(1,326)	(6,200)	(12,239)
Less capitalized interest	—	—	(7,267)
Interest, net	$6,846	$49,566	$92,660

Note 13.    Commitments and Contingencies

Rent expense, primarily for the corporate office and sales and marketing facilities, was approximately $293, $777 and $961 for the years ended December 31, 2005, 2006 and 2007, respectively. Amounts in 2005 include $43 of rent expense paid to Fortress for occupancy of shared space.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

As of December 31, 2007, Aircastle is obligated under non-cancelable operating leases relating principally to office facilities in Stamford, Connecticut, Dublin, Ireland, and Singapore for future minimum lease payments as follows:

December 31,	Amount
2008	$1,134
2009	1,130
2010	982
2011	993
2012	960
Thereafter	742
Total	$5,941

On January 22, 2007, Aircastle entered into the GAIF Acquisition Agreement under which we agreed to acquire 38 aircraft for an aggregate base purchase price of approximately $1,595,000, subject to certain agreed adjustments. On November 7, 2007, we agreed with GAIF to remove two aircraft from the GAIF Acquisition Agreement, reducing the total number of aircraft to be acquired to 36, with an aggregate base purchase price of approximately $1,465,000. The aircraft we will acquire under the GAIF Acquisition Agreement are scheduled to be delivered to us through February 2009. For certain of the aircraft, we agreed to make accelerated payments to the relevant sellers and acquire their rights and obligations under the seller’s purchase acquisition or freighter conversion agreement, with final payment and delivery of the aircraft to us being made upon delivery by the manufacturer or seller, or completion of the conversion process. As of December 31, 2007, we have completed the acquisition of 28 of the aircraft for $1,072,048.

On June 20, 2007, Aircastle entered into an acquisition agreement (the ‘‘Airbus A330F Agreement’’) with Airbus SAS (‘‘Airbus’’) under which we agreed to acquire fifteen new Airbus Model A330-200F freighter aircraft (the ‘‘New A330F Aircraft’’). Five of the aircraft we will acquire under the Airbus A330F Agreement are scheduled to be delivered in 2010, with the remainder to be delivered in 2011. Pre-delivery payments for each aircraft are payable to Airbus and are refundable to us only in limited circumstances. We agreed to separate arrangements with Rolls-Royce PLC (‘‘Rolls-Royce’’) and Pratt & Whitney (‘‘P&W’’) pursuant to which we committed to acquire aircraft engines for the New A330F Aircraft. As of December 31, 2007, we have made $56,029 in deposits and progress payments to Airbus. Under limited circumstances, we have the right to change certain delivery positions from A300-200F freighter configuration aircraft to A330-200 passenger configuration aircraft.

On July 26, 2007, we made an accelerated payment to the relevant seller under the GAIF Acquisition Agreement for three Boeing Model 747-400ERF aircraft in the amount of $106,668 and assumed the 747 PDP Credit Facility. One of the Boeing Model 747-400ERF aircraft was delivered to us during the third quarter of 2007. On October 16, 2007, we made an accelerated payment in the amount of $20,778 to a second relevant GAIF seller and assumed a purchase agreement to acquire six Airbus Model A320-200 aircraft. In connection with this assumed purchase agreement, we were required to post a standby letter of credit in favor of the relevant GAIF seller in the amount of one percent of each aircraft’s unadjusted purchase price plus accrued interest or $5,954. These aircraft are scheduled to be delivered to us through February 2009. On November 16, 2007, we made an accelerated payment in the amount of $51,168 to a third relevant GAIF seller for one Boeing Model 747-400 aircraft in freighter conversion, with a scheduled delivery date of February 2008.

At December 31, 2007, we had letters of intent or purchase agreements to acquire 23 aircraft for an estimated purchase price of $1,526,232, comprised of the fifteen New A330F Aircraft and the balance of the aircraft to be delivered under the GAIF Acquisition Agreement. The purchase price of

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

certain of the aircraft under these letters of intent or purchase agreements, other than the Airbus A330F Agreement, is subject to variable price provisions that typically reduce the final purchase price if the actual closing occurs beyond an initially agreed upon date. The purchase price for aircraft we are committed to acquire under the Airbus A330F Agreement is subject to adjustment for configuration changes, engine selection and contractual price escalations.

Committed amounts for the purchase of aircraft and related flight equipment and for freighter conversion costs, including the aircraft purchases discussed above, together with estimated amounts for pre-delivery deposits and, based on estimates for engine acquisition cost, contractual price escalation and other adjustments, net of amounts already paid, are as follows:

December 31,	Amount
2008	$368,488
2009	233,056
2010	408,513
2011	440,050
Total	$1,450,107

Note 14.    Related Party Transactions

Fortress provides certain support services to Aircastle and requires us to reimburse it for costs incurred on its behalf. These costs consist primarily of professional services and office supplies purchased from third parties. These expenses are charged to Aircastle at cost and are included in selling, general and administrative expenses in our consolidated statements of operations. Total costs of direct operating services were $311 in 2005, $228 in 2006 and $32 in 2007.

Through December 31, 2006, Aircastle employees participated in various benefit plans sponsored by Fortress, including a voluntary savings plan (‘‘401(k) Plan’’) and other health and benefit plans. Aircastle reimbursed Fortress $155, $627 and $113 in 2005, 2006 and 2007, respectively, for its costs under the 401(k) Plan and the health and benefit plans. Aircastle also reimbursed Fortress for matching contributions up to 3% of eligible earnings. At December 31, 2006, Aircastle had accrued $113 in annual contributions for the 2006 plan year for our employees’ participation in the 401(k) Plan sponsored by Fortress, which was paid to Fortress in March 2007. In January 2007, Aircastle established a separate 401(k) plan and other health and benefit plans. Total costs under the Aircastle 401(k) plan and other health and benefit plans were $990.

As of December 31, 2005 and 2006, $105 and $132, respectively, were payable to Fortress. As of December 31, 2007, a deposit of $200 related to the sale of the two aircraft discussed below was payable to Fortress.

In May 2006, two of our operating subsidiaries entered into service agreements to provide certain leasing, remarketing, administrative and technical services to a Fortress entity with respect to four aircraft owned by the Fortress entity and leased to third parties. As of December 31, 2006 and 2007, we had earned $209 and $596, respectively, in fees due from the Fortress entity. Total fees paid to us for the years ended December 31, 2006 and 2007 were $156 and $632, respectively. Our responsibilities include remarketing the aircraft for lease or sale, invoicing the lessees for expenses and rental payments, reviewing maintenance reserves, reviewing the credit of lessees, arranging for the periodic inspection of the aircraft and securing the return of the aircraft when necessary. The agreements also provide that the Fortress entity will pay us 3.0% of the collected rentals with respect to leases of the aircraft, plus expenses incurred during the service period, and will pay us 2.5% of the gross sales proceeds from the sale of any of the aircraft, plus expenses incurred during the service period. We believe that the scope of services and fees under these service agreements were concluded on an

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

arms-length basis. In May 2007, we sold two aircraft owned by Fortress and Fortress paid us a fee in the amount of $403 for the remarketing of these two aircraft. The service agreements have an initial term which expires on December 31, 2008, but will continue thereafter unless one party terminates the agreement by providing the other with advance written notice. As of December 31, 2006 and 2007, we had a $53 and $17 receivable, respectively, from Fortress.

On August 10, 2006, we acquired an aircraft from an affiliate of one of the Fortress Shareholders for a purchase price of $11,063 which we believe represented fair value at the acquisition date.

For the years ended December 31, 2005, 2006 and 2007, Aircastle paid $235, $1,124 and $560, respectively, for legal fees related to the establishment and financing activities of our Bermuda subsidiaries, and, for the years ended December 31, 2005, 2006, and 2007, Aircastle paid $155, $120 and $162 for Bermuda corporate services related to our Bermuda companies to a law firm and a corporate secretarial services provider affiliated with a Bermuda resident director serving on certain of our subsidiaries’ board of directors. The Bermuda resident director serves as an outside director of these subsidiaries.

Note 15.    Derivatives

The objective of our hedging policy is to adopt a risk averse position with respect to changes in interest rates. Accordingly, we have entered into a number of interest rate swaps and interest rate forward contracts to hedge the current and expected future interest rate payments on our variable rate debt. Interest rate swaps are agreements in which a series of interest rate cash flows are exchanged with a third party over a prescribed period. An interest rate forward contract is an agreement to make or receive a payment at the end of the period covered by the contract, with reference to a change in interest rates. The notional amount on a swap or forward contract is not exchanged. Our swap transactions typically provide that we make fixed rate payments and receive floating rate payments to convert our floating rate borrowings to fixed rate obligations to better match the largely fixed rate cash flows from our investments in flight equipment and debt investments. Similarly, our interest rate forward contracts typically provide for us to receive payment if interest rates increase and make a payment if they decrease. We held the following interest rate derivative contracts as of December 31, 2007:

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Hedged Item	Current/ Starting Notional Amount	Effective Date	Mandatory Early Termination Date	Maturity Date	Future Maximum Notional Amount	Floating Rate	Fixed Rate	Fair Value of Derivative Asset or (Liability)
Securitization No. 1	$527,396	Jun-06	N/A	Jun-16	$527,396	1M LIBOR + 0.27%	5.78%	$(33,842)
Securitization No. 2	1,150,339	Jun-07	N/A	Jun-12	1,150,339	1M LIBOR	5.25% to 5.36%	(54,110)
Revolving Credit Facility	28,000	Jun-07	Dec-11	Jan-12	203,000	1M LIBOR	4.89%	(3,827)
Amended Credit Facility No. 2	440,000	Jun-07	Jun-08	Feb-13	440,000	1M LIBOR	4.88%	(15,569)
Amended Credit Facility No. 2	150,000	Jul-07	Aug-08	Dec-17	150,000	1M LIBOR	5.14%	(6,642)
Amended Credit Facility No. 2 and 747 PDP Credit Facility	242,000	Aug-07	Nov-08	May-13	247,000	1M LIBOR	5.33%	(10,669)
Future debt and securitization	40,000	Jan-08	Feb-09	Feb-19	360,000	1M LIBOR	5.16%	(16,454)
Future debt and securitization	5,000	May-08	Sep-09	Mar-14	55,000	1M LIBOR	5.41%	(2,885)
Future debt and securitization	46,000	Apr-10	Nov-11	Oct-15	231,000	1M LIBOR	5.17%	(3,796)
Future debt and securitization	95,000	Jan-11	May-12	Apr-16	238,000	1M LIBOR	5.23%	(3,163)
Future debt and securitization	143,000	Jul-11	Oct-12	Sep-16	238,000	1M LIBOR	5.27%	(2,798)
Repurchase Agreement	2,900	Jun-05	N/A	Mar-13	2,900	1M LIBOR	4.21%	(2)
Repurchase Agreement	5,000	Dec-05	N/A	Sep-09	5,000	3M LIBOR	4.94%	(85)
Repurchase Agreement(1)	39,000	Feb-06	N/A	Jul-10	39,000	1M LIBOR	5.02%	(546)
Total	$2,913,635				$3,886,635			$(154,388)

(1)	In February 2008, we terminated this interest rate swap and incurred related fees and interest charges of approximately $1,040.

The counterparties to these agreements are highly rated financial institutions. At December 31, 2007, counterparties to these agreements were rated A2 or higher by Moody’s. In the unlikely event that the counterparties fail to meet the terms of the interest rate swap contracts, our exposure is limited to the interest rate differential on the notional amount at each settlement period over the life of the agreements. We do not anticipate any non-performance by the counterparties.

In June 2006, we terminated two swaps, resulting in a net deferred gain of $15,938, which will be amortized into income using the interest method over the life of Securitization No. 1, which is expected to be five years. It is expected that approximately $3,793 of these existing gains will be reclassified into earnings in the next twelve months. For the years ended December 31, 2006 and 2007, gains of $2,214 and $3,971, respectively, were reclassified into earnings and are included in interest expense on the consolidated statements of income.

On January 23, 2007, we entered into three interest rate swap contracts to hedge the variable interest payments on debt we expect to incur to finance aircraft acquisitions over the next several years. The notional amounts of the initial contracts were $360,000, $90,000 and $40,000 and will increase to a maximum of $410,000, $150,000 and $360,000 respectively, and will amortize down as we repay the debt. In June 2007, we terminated one of these interest rate swaps. The two remaining

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

interest rate swap contracts have mandatory early termination dates of August 15, 2008 and February 15, 2009, respectively. The aggregate fair value of the swaps at December 31, 2007 was a payable of $23,096. We have designated these interest rate swap contracts as cash flow hedges for accounting purposes with fair value adjustments recorded as a component of other comprehensive income on our balance sheet.

In April 2007, we entered into five interest rate swap contracts with initial notional amounts of $70,000, $28,000, $46,000, $95,000 and $143,000 to hedge the variable interest payments on debt we expect to incur to finance aircraft acquisitions over the next several years. The notional amounts will increase to a maximum of $440,000, $203,000, $231,000, $238,000 and $238,000, respectively and will amortize down as we repay debt. The terms of the interest rate swap contracts provide for payment of a fixed rate of 4.88%, 4.89%, 5.17%, 5.23% and 5.27%, respectively, and receipt of one-month LIBOR on the notional amount. These swaps have a start date of June 15, 2007, June 15, 2007, April 15, 2010, January 15, 2011 and July 15, 2011, respectively, a termination date of February 15, 2013, January 15, 2012, October 15, 2015, April 15, 2016 and September 15, 2016, respectively, and a mandatory early termination date of June 15, 2008, December 15, 2011, November 15, 2011, May 15, 2012 and October 15, 2012, respectively. The aggregate fair value of the swaps at December 31, 2007 was a payable of $29,153. We have designated these interest rate swap contracts as cash flow hedges for accounting purposes with fair value adjustments recorded as a component of other comprehensive income on our balance sheet.

In June 2007, we entered into four interest rate swap contracts to hedge variable interest rate payments on the ACS 2 Notes issued in connection with Securitization No. 2. These four interest rate swaps mature in June 2012. The aggregate notional amount of these four interest rate swap contracts was $1,150,339 at December 31, 2007 and such notional amount is scheduled to decrease on a monthly basis, reflecting scheduled principal payments on the ACS 2 Notes. The terms of the interest rate swap contracts provide for payment of a fixed rate between 5.25% to 5.36% per annum and receipt of one-month LIBOR on the notional amount. The aggregate fair value of the swaps at December 31, 2007 was a payable of $54,110. We have designated these interest rate swap contracts as cash flow hedges for accounting purposes with fair value adjustments recorded as a component of other comprehensive income on our balance sheet.

In June, 2007, we terminated three swaps resulting in a net deferred gain of $7,656, which will be amortized into income using the interest rate method over the life of Securitization No. 2, which will occur over the next five years. It is expected that approximately $1,518 of this gain will be reclassified to earnings in the next twelve months. For the year ended December 31, 2007, $878 was reclassified into earnings and is included in interest expense on the consolidated statement of income.

In July 2007, we entered into two interest rate swap contracts with initial notional amounts of $119,000 and $5,000 to hedge the variable interest payments on debt we expect to incur to finance aircraft acquisitions over the next several years. The notional amounts will increase to a maximum of $248,000 and $55,000, respectively, and will amortize down as we repay debt. The terms of the interest rate swaps provide for payment of a fixed rate of 5.33% and 5.41%, respectively, and receipt of one-month LIBOR on the notional amount. These swaps have start dates of August 15, 2007, and May 15, 2008, respectively, termination dates of May 15, 2013, and March 15, 2014, respectively, and mandatory early termination dates of November 15, 2008, and September 15, 2009, respectively. The aggregate fair value of the swaps at December 31, 2007 was a payable of $13,554. We have designated these interest rate swaps as cash flow hedges for accounting purposes with fair value adjustments recorded as a component of other comprehensive income on our balance sheet.

For the years ended December 31, 2005, 2006 and 2007, we recognized ineffectiveness gains (losses) of ($126), $814 and $(172) related to our cash flow hedges. These amounts are included in interest expense on the consolidated statements of operations.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

As of December 31, 2007, we pledged $35,880 in cash collateral under our interest rate swaps and our interest rate forward contracts which is included in other assets on our consolidated balance sheet.

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

Debt Investments

The Debt Investments segment consists of amounts earned from our investments in debt investments secured by commercial jet aircraft, including enhanced equipment trust certificates, or EETCs, and other forms of collateralized debt.

Information on reportable segments for the years ended December 31, 2005, 2006 and 2007 is as follows:

	Year Ended December 31, 2005			Year Ended December 31, 2006			Year Ended December 31, 2007
	Aircraft Leasing	Debt Investments	Total	Aircraft Leasing	Debt Investments	Total	Aircraft Leasing	Debt Investments	Total
Revenues:
Lease rentals	$28,590	$—	$28,590	$173,605	$—	$173,605	$369,876	$—	369,876
Interest income	—	2,942	2,942	—	9,038	9,038	—	10,400	10,400
Other revenue	2	104	106	209	—	209	815	—	815
Total revenues	28,592	3,046	31,638	173,814	9,038	182,852	370,691	10,400	381,091
Expenses:
Depreciation	11,121	—	11,121	52,895	—	52,895	125,762	—	125,762
Interest, net(1)	7,999	173	8,172	51,194	4,572	55,766	100,882	4,017	104,899
Other expense (income)	783	—	783	1,261	—	1,261	927	—	927
Total expenses	19,903	173	20,076	105,350	4,572	109,922	227,571	4,017	231,588
Contribution Margin	$8,689	$2,873	$11,562	$68,464	$4,466	$72,930	$143,120	$6,383	$149,503
Segment Assets	$768,934	$27,447	$796,381	$1,694,485	$129,087	$1,823,572	$4,252,428	$152,754	$4,405,182

(1)	Net of capitalized interest of $7,267 related to our aircraft leasing segment for the year ended December 31, 2007 (See Note 12 ‘‘Interest, net ‘‘, and Note 13 ‘‘Commitments and Contingencies’’).

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Total contribution margin reported as a segment profit for reportable business segments is reconciled to income (loss) from continuing operations before income taxes for the years ended December 31, 2005, 2006 and 2007, as follows:

	2005	2006	2007
Contribution Margin	$11,562	$72,930	$149,503
Selling, general and administrative expenses	(12,493)	(27,836)	(39,040)
Depreciation and other expenses	(258)	(529)	(641)
Interest income on cash balances	1,326	6,200	12,239
Income from continuing operations before income taxes	$137	$50,765	$122,061

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

Total segment assets are reconciled to total assets as follows:

	December 31, 2006	December 31, 2007
Segment Assets	$1,823,572	$4,405,182
Operating cash accounts	58,118	13,546
Flight equipment held for sale	31,280	—
All other	5,733	8,914
Total Assets	$1,918,703	$4,427,642

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 17.    Quarterly Financial Data (Unaudited)

Quarterly results of our operations for the years ended December 31, 2006 and 2007 are summarized below (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006(1)
Revenues	$31,393	$40,468	$51,437	$59,554
Income from continuing operations	$7,435	$4,708	$14,712	$19,065
Earnings from discontinued operations, net of income taxes	3,745	342	470	729
Net Income	$11,180	$5,050	$15,182	$19,794
Basic earnings per share:
Income from continuing operations	$0.18	$0.11	$0.31	$0.38
Earnings from discontinued operations, net of income taxes	0.09	0.01	0.01	0.01
Net income	$0.27	$0.12	$0.32	$0.39
Diluted earnings per share:
Income from continuing operations	$0.18	$0.10	$0.31	$0.38
Earnings from discontinued operations, net of income taxes	0.09	0.01	0.01	0.01
Net income	$0.27	$0.11	$0.32	$0.39

2007
Revenues	$70,004	$85,115	$105,264	$120,708
Income from continuing operations	$20,857	$27,158	$32,470	$33,918
Earnings from discontinued operations, net of income taxes	684	10,910	—	1,347
Net Income	$21,541	$38,068	$32,470	$35,265
Basic earnings per share:
Income from continuing operations	$0.35	$0.41	$0.49	$0.44
Earnings from discontinued operations, net of income taxes	0.01	0.16	—	0.02
Net income	$0.36	$0.57	$0.49	$0.46
Diluted earnings per share:
Income from continuing operations	$0.35	$0.41	$0.49	$0.44
Earnings from discontinued operations, net of income taxes	0.01	0.16	—	0.02
Net income	$0.36	$0.57	$0.49	$0.46

(1)	During the second quarter of 2006, we recorded compensation to a director and employees for a non-cash share based payment expense for the purchase of common shares below fair value in the amount of $4,324. During the second quarter of 2006, we wrote off the remaining deferred financing fees in the amount of $1,840 related to the termination of Credit Facility No. 1.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The sum of the quarterly earnings per share amounts does not equal the annual amount reported since per share amounts are computed independently for each period presented.

Note 18.     Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes the changes in the fair value of derivatives, reclassification into earnings of amounts previously deferred relating to our derivative financial instruments and the change in unrealized appreciation of debt securities.

	Fair Value of Derivatives	Unrealized Appreciation Debt Securities	Accumulated Other Comprehensive Income
January 1, 2005	$—	$—	$—
Net change in fair value of derivatives	1,864	—	1,864
Net change in unrealized appreciation of debt securities	—	9,900	9,900
December 31, 2005	1,864	9,900	11,764
Net change in fair value of derivatives	(4,132)	—	(4,132)
Derivative gain reclassified into earnings	(2,213)	—	(2,213)
Net change in unrealized appreciation of debt securities	—	4,490	4,490
December 31, 2006	(4,481)	14,390	9,909
Net change in fair value of derivatives, net of tax benefit of $1,928	(126,892)	—	(126,892)
Derivative gain reclassified into earnings	(4,849)	—	(4,849)
Net change in unrealized depreciation of debt securities	—	(3,557)	(3,557)
December 31, 2007	$(136,222)	$10,833	$(125,389)

Note 19.    Subsequent Events

Investing

In February 2008, we sold two of our debt investments for $65,335, plus accrued interest. We repaid the outstanding balance of $52,303, plus accrued interest, under the related repurchase agreement. Additionally, we terminated the related interest rate swap and paid breakage fees and accrued interest of approximately $1,040.

Financing

On February 5, 2008, we entered into a senior secured credit agreement with two banks (the ‘‘2008-A Credit Agreement’’). The 2008-A Credit Agreement provides for loans in an aggregate amount of up to $300,000, with borrowings under this credit facility being used to finance a portion of the purchase price of certain aircraft.

Loans under the 2008-A Credit Agreement mature on August 4, 2008 or, if the borrower exercises its extension option, which we refer to as the Extension Option, then the maturity date will be February 3, 2009. We refer to the period from August 4, 2008 to February 3, 2009 as the Extension Period. In addition, the 2008-A Credit Agreement provides for an accelerated maturity date which would occur on the date falling 180 days after the initial closing of a future long-term debt financing by Aircastle or one if its subsidiaries of $300,000 or more (in a single transaction or series of related transactions).

We expect that interest on loans under the 2008-A Credit Agreement will generally be based on the one-month LIBOR rate plus an applicable margin. The applicable margin for LIBOR-based

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

borrowings is 1.50% per annum, increasing to 2.50% per annum during the Extension Period. Additionally, we are subject to a 0.25% per annum fee, increasing to 0.375% per annum during the Extension Period, on any unused portion of the total committed facility.

Fair Value of Derivatives and Margin Calls

As of February 21, 2008, the aggregate fair value of our interest rate swaps and our interest rate forward contracts was a liability of $216,473 and we had pledged $53,919 in cash collateral required under certain of our interest rate swaps and our interest rate forward contracts.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Aircastle Limited has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2008

Aircastle Limited
By:	/s/ Ron Wainshal
Ron Wainshal
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Aircastle Limited and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Ron Wainshal	Chief Executive Officer	February 28, 2008

Ron Wainshal

/s/ Michael Inglese	Chief Financial Officer	February 28, 2008

Michael Inglese

/s/ Aaron Dahlke	Chief Accounting Officer	February 28, 2008

Aaron Dahlke

/s/ Wesley R. Edens	Chairman of the Board	February 28, 2008

Wesley R. Edens

/s/ Joseph P. Adams, Jr.	Deputy Chairman of the Board	February 28, 2008

Joseph P. Adams, Jr.

/s/ Ronald W. Allen	Director	February 28, 2008

Ronald W. Allen

/s/ Douglas A. Hacker	Director	February 28, 2008

Douglas A. Hacker

/s/ John Z. Kukral	Director	February 28, 2008

John Z. Kukral

/s/ Ronald L. Merriman	Director	February 28, 2008

Ronald L. Merriman

/s/ Peter V. Ueberroth	Director	February 28, 2008

Peter V. Ueberroth

S-1