Form 10-Q
period 2008-03-31
Aircastle LTD
filed 2008-05-09
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File number 001-32959

AIRCASTLE LIMITED

(Exact name of registrant as specified in its charter)

Bermuda	98-0444035
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
c/o Aircastle Advisor LLC 300 First Stamford Place, 5th Floor, Stamford, CT	06902
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    (203) 504-1020

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

As of May 2, 2008, there were 78,559,976 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries

Form 10-Q

PART I. — FINANCIAL INFORMATION

Item 1.    Financial Statements

Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31, 2007	March 31, 2008
		(unaudited)
ASSETS
Cash and cash equivalents	$13,546	$17,351
Accounts receivable	4,957	5,899
Debt investments	113,015	22,374
Restricted cash and cash equivalents	161,317	179,289
Flight equipment held for lease, net of accumulated depreciation of $189,737 and $237,708	3,807,116	3,980,634
Aircraft purchase deposits and progress payments	245,331	170,638
Leasehold improvements, furnishings and equipment, net of accumulated depreciation of $1,335 and $1,526	1,391	1,390
Other assets	80,969	122,648
Total assets	$4,427,642	$4,500,223

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings under credit facilities	$798,186	$981,592
Borrowings from securitizations	1,677,736	1,662,044
Accounts payable, accrued expenses and other liabilities	65,967	73,302
Dividends payable	55,004	19,640
Lease rentals received in advance	31,016	26,669
Repurchase agreements	67,744	2,283
Security deposits	74,661	72,398
Maintenance payments	208,363	230,585
Fair value of derivative liabilities	154,388	248,365
Total liabilities	3,133,065	3,316,878

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 250,000,000 shares authorized, 78,574,657 shares issued and outstanding at December 31, 2007; and 78,559,976 shares issued and outstanding at March 31, 2008	786	786
Additional paid-in capital	1,468,140	1,468,840
Dividends in excess of earnings	(48,960)	(36,963)
Accumulated other comprehensive loss	(125,389)	(249,318)
Total shareholders’ equity	1,294,577	1,183,345
Total liabilities and shareholders’ equity	$4,427,642	$4,500,223

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2007	2008
Revenues:
Lease rentals	$67,358	$133,627
Interest income	2,588	1,291
Other revenue	58	38
Total revenues	70,004	134,956
Expenses:
Depreciation	21,633	48,215
Interest, net	16,730	41,011
Selling, general and administrative (including non-cash share based payment expense of $1,258 and $1,598, respectively)	8,497	11,489
Other expenses	382	890
Total expenses	47,242	101,605
Income from continuing operations before income taxes	22,762	33,351
Income tax provision	1,905	1,714
Income from continuing operations	20,857	31,637
Earnings from discontinued operations, net of income taxes	684	—
Net income	$21,541	$31,637

Basic earnings per share:
Income from continuing operations	$0.35	$0.41
Earnings from discontinued operations, net of income taxes	0.01	—
Net income per share	$0.36	$0.41

Diluted earnings per share:
Income from continuing operations	$0.35	$0.41
Earnings from discontinued operations, net of income taxes	0.01	—
Net income per share	$0.36	$0.41

Dividends declared per share	$0.50	$0.25

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2008
Cash flows from Operating activities:
Net income	$21,541	$31,637
Adjustments to reconcile net income to net cash provided by operating activities (inclusive of amounts related to discontinued operations)
Depreciation	22,394	48,162
Amortization of deferred financing costs	1,514	2,584
Amortization of lease premiums and discounts, and other related lease items	(1,701)	(2,713)
Deferred income taxes	1,892	1,061
Accretion of purchase discounts on debt investments	(208)	(149)
Non-cash share based payment expense	1,258	1,598
Cash flow hedges reclassified into earnings	(1,007)	(139)
Ineffective portion of cash flow hedges	42	1,998
Loss on sale of investments	—	245
Changes in certain assets and liabilities:
Accounts receivable	4,180	(942)
Restricted cash and cash equivalents	(15,373)	(17,972)
Other assets	(458)	574
Accounts payable, accrued expenses and other liabilities	(5,056)	(2,081)
Payable to affiliates	—	(185)
Lease rentals received in advance	2,976	(4,347)
Security deposits and maintenance payments	28,525	19,959
Net cash provided by operating activities	60,519	79,290
Cash flows from investing activities:
Acquisition and improvement of flight equipment	(446,390)	(117,027)
Aircraft purchase deposits and progress payments	(8,600)	(5,312)
Purchase of debt investments	(15,251)	—
Proceeds from sale of debt investments	—	65,335
Principal repayments on debt investments	12,664	11,224
Margin call payments on derivatives and repurchase agreements	(5,660)	(198,882)
Margin call receipts on derivatives and repurchase agreements	—	158,244
Leasehold improvements, furnishings and equipment	—	(190)
Net cash used in investing activities	(463,237)	(86,608)
Cash flows from financing activities:
Issuance of common shares in public offerings, net	493,056	—
Repurchase of shares from directors and employees	(210)	(898)
Securitization repayments	(5,400)	(15,692)
Deferred financing costs	(1,227)	(2,571)
Credit facility borrowings	486,584	325,608
Credit facility repayments	(552,961)	(142,202)
Proceeds from repurchase agreements	140	—
Principal repayments on repurchase agreement	(3,790)	(65,461)
Payments for terminated cash flow hedges	—	(32,657)
Dividends paid	(22,584)	(55,004)
Net cash provided by financing activities	393,608	11,123
Net decrease in cash and cash equivalents	(9,110)	3,805
Cash and cash equivalents at beginning of period	58,118	13,546
Cash and cash equivalents at end of period	$49,008	$17,351

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2008

Note 1.    Summary of Significant Accounting Policies

Organization

Aircastle Limited, (‘‘Aircastle,’’ the ‘‘Company,’’ ‘‘we,’’ ‘‘us,’’ or ‘‘our’’) is a Bermuda exempted company that was incorporated on October 29, 2004 by funds managed by affiliates of Fortress Investment Group LLC and certain of its affiliates (together, the ‘‘Fortress Shareholders’’ or ‘‘Fortress,’’) under the provisions of Section 14 of the Companies Act of 1981 of Bermuda. Aircastle’s business is investing in aviation assets, including acquiring, managing and leasing commercial jet aircraft to airlines throughout the world and investing in aircraft related debt investments.

Pursuant to a Shareholders Agreement executed November 24, 2004, the Fortress Shareholders committed to contribute $400,000 in initial equity to Aircastle. As of December 31, 2005, the Fortress Shareholders had completed making their initial $400,000 cash capital contribution. In conjunction with the second follow-on public offering of our common shares completed in October 2007, certain Fortress Shareholders sold 11,000,000 secondary common shares in the public offering.

Basis of Presentation

Aircastle is a holding company that conducts its business through subsidiaries. Aircastle owns, directly or indirectly, all of the outstanding common shares or economic ownership interest of its subsidiaries. The consolidated financial statements presented are prepared in accordance with U.S. generally accepted accounting principles (‘‘GAAP’’).

The accompanying consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the ‘‘SEC’’) for interim financial reporting and, in our opinion, reflect all adjustments, including normal recurring items, which are necessary to present fairly the results for interim periods. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC; however, we believe that the disclosures are adequate to make information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Effective January 1, 2008, the Company adopted Financial Accountings Standards Board (‘‘FASB’’) Statement of Accounting Standards (‘‘SFAS’’) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which permits an entity to measure certain eligible financial assets and financial liabilities at fair value that are not currently measured at fair value. The company did not elect to measure any additional financial instruments at fair value for its financial assets and liabilities existing at January 1, 2008 and did not elect the fair value option on financial assets and liabilities transacted in the three months ended March 31, 2008. Therefore, the adoption of SFAS No. 159 had no impact on the Company’s consolidated financial statements.

Also effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (See Note 2 — Fair Value Measurements). This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2 (‘‘FSP No. 157-2’’) which defers the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2008

annually). FSP No. 157-2 will apply to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are currently evaluating the requirements of the deferred provisions of this statement and have not determined the impact, if any, that adoption of the deferred provisions will have on our consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of Aircastle and all of its subsidiaries. Aircastle consolidates two Variable Interest Entities in accordance with FASB Interpretation No. 46, Consolidation of Variable Interest Entities (‘‘FIN 46’’) of which Aircastle is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (‘‘SFAS No. 161’’). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We do not expect the adoption of SFAS No. 161 to have a material effect on our consolidated financial statements.

Note 2.    Fair Value Measurements

As described in Note 1 — Summary of Significant Account Policies, we adopted SFAS No. 157, Fair Value Measurements for financial assets and liabilities as of January 1, 2008. This standard defines fair value, provides a consistent framework for measuring fair value and expands certain disclosures. SFAS No. 157 clarifies that fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. SFAS No. 157 requires the use of valuation techniques to measure fair value that maximize the use of observable inputs and minimize use of unobservable inputs. These inputs are prioritized as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities or market corroborated inputs.

•	Level 3: Unobservable inputs for which there is little or no market data and which require us to develop our own assumptions about how market participants price the asset or liability.

The valuation techniques that may be used to measure fair value are as follows:

•	Market approach — Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

•	Income approach — Uses valuation techniques to convert future amounts to a single present amount based on current market expectation about those future amounts.

•	Cost approach — Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

The following table sets forth our financial assets and liabilities as of March 31, 2008 that we measured at fair value on a recurring basis by level within the fair value hierarchy. As required by

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2008

SFAS No. 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value As Of March 31, 2008	Fair Value Measurements at March 31, 2008 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3	Valuation Technique
Assets:
Debt investments	$22,374	$3,012	$19,362	$—	Market/Income
Liabilities:
Derivative liabilities	$248,365	$—	$248,365	$—	Income

Our debt investments included within Level 1 are valued based on quoted market prices in active markets. When quoted prices in an active market are not available, fair values are estimated by using discounted cash flow methodologies, where the inputs to those models are based on observable market inputs of similar securities in active markets. Our derivatives consist of United States dollar denominated interest rate swaps, and their fair values are determined using cash flows discounted at relevant market interest rates in effect at the period close.

There were no assets and liabilities measured at fair value on a nonrecurring basis.

Note 3.    Lease Rental Revenues and Flight Equipment Held for Lease

Minimum future annual lease rentals contracted to be received under our existing operating leases at March 31, 2008 were as follows:

Year Ending December 31,	Amount
Remainder of 2008	$392,578
2009	490,528
2010	429,441
2011	362,746
2012	298,491
2013	200,471
Thereafter	406,613
Total	$2,580,868

Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended March 31,
Region	2007	2008
Europe	43%	45%
Asia	25%	26%
North America	22%	12%
Latin America	5%	8%
Middle East and Africa	5%	9%
Total	100%	100%

The classification of regions in the tables above and the table and discussion below is determined based on the principal location of the lessee of each aircraft.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2008

For the three months ended March 31, 2007, one customer accounted for 17% of lease rental revenue and three additional customers accounted for a combined 22% of lease rental revenue. No other customer accounted for more than 4% of lease rental revenue. For the three months ended March 31, 2008, one customer accounted for 8% of lease rental revenue and three additional customers accounted for a combined 15% of lease rental revenue. No other customer accounted for more than 4% of lease rental revenue.

Geographic concentration of net book value of flight equipment held for lease was as follows:

	December 31, 2007		March 31, 2008
Region	Number of Aircraft	Net Book Value %	Number of Aircraft	Net Book Value %
Europe(1)	65	47%	64	45%
Asia	35	27%	35	25%
North America(1)	13	10%	14	11%
Latin America	12	7%	12	7%
Middle East and Africa	8	9%	10	12%
Off-lease(2)	—	—%	1	—%
Total	133	100%	136	100%

(1)	At December 31, 2007, includes one Boeing Model 747-400 aircraft in Europe and one Boeing Model 747-400 aircraft in North America which were being converted to freighter configuration for which we have an executed lease post-conversion with a carrier in each of these geographic regions.
(2)	As of April 11, 2008, we had executed a lease for this aircraft, which we expect to commence in the second quarter of 2008.

At December 31, 2007 and March 31, 2008, lease acquisition costs included in other assets on the consolidated balance sheets were $417 and $394, respectively. Prepaid lease incentive costs included in other assets on the consolidated balance sheets were $586 at both December 31, 2007 and March 31, 2008.

Note 4.    Debt Investments

In February 2008, we sold two of our debt investments for $65,335, plus accrued interest. We repaid the outstanding balance of $52,303, plus accrued interest, under the related repurchase agreement. Additionally, we terminated the related interest rate swap and paid breakage fees and accrued interest of approximately $1,040.

In 2007, we acquired a loan secured by a commercial jet aircraft that was classified as held to maturity. The loan had an outstanding balance of $13,567 at maturity, which we believe approximated its fair value.

As of March 31, 2008, all of our debt investments classified as available-for-sale were U.S. corporate obligations. These debt obligations are interests in pools of loans and are collateralized by interests in commercial aircraft of which $3,012 are senior tranches and $19,362 are subordinated to other debt related to such aircraft. Our debt investments had net unrealized gain positions relative to their net book values, which aggregated to $10,833 and $10,414 at December 31, 2007 and March 31, 2008, respectively.

At March 31, 2008 one of our debt investments has a stated maturity in 2010. One of our debt investments has a stated maturity in 2017. Our other two debt investments have remaining terms to

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2008

stated maturity in excess of 10 years after March 31, 2008. All of our debt investments provide for the periodic payment of both principal and interest and are subject to prepayment and/or acceleration depending on certain events, including the sale of the underlying collateral aircraft and events of default. Therefore, the actual maturity of our debt investments may be less than the stated maturities.

Note 5.    Securitizations and Borrowings under Credit Facilities

The outstanding amounts of our securitizations and borrowings under our credit facilities were as follows:

	At December 31, 2007	At March 31, 2008
Debt Obligation	Outstanding Borrowings	Outstanding Borrowings	Interest Rate(1)	Final Stated Maturity
Securitizations:
Securitization No. 1	$527,397	$521,725	1 M LIBOR + .27% = 3.09%	6/20/31
Securitization No. 2	1,150,339	1,140,319	1 M LIBOR + .26% = 3.32%	6/14/37
Total Securitizations	1,677,736	1,662,044
Credit Facilities:
Revolving Credit Facility(2)	—	10,000	1 M LIBOR + 2.00% = 4.56%	12/11/08
Amended Credit Facility No. 2(3)	734,059	846,373	1 M LIBOR + 1.25% = 4.07%	12/15/08
2008-A Credit Facility(4)	—	93,294	1 M LIBOR + 1.50% = 4.32%	8/04/08
747 PDP Credit Facility(5)	64,127	31,925	1 M LIBOR + 1.00% = 3.82%	4/10/08
Total Credit Facilities	798,186	981,592
Total	$2,475,922	$2,643,636

(1)	London Interbank Offered Rate, or ‘‘LIBOR’’, in effect at the applicable reset date.
(2)	On March 20, 2008, the parties to the Revolving Credit Facility entered into a fourth amendment to the Revolving Credit Facility, extending the Stated Termination Date (as defined therein) to December 11, 2008, and reducing the commitments of the lenders to make loans thereunder, or the Revolving Commitments, from $250,000 to $150,000. The Revolving Commitments are further reduced to $100,000 on June 30, 2008, $80,000 on August 31, 2008, $60,000 on September 30, 2008 and $40,000 on October 31, 2008, with final maturity on December 11, 2008.
(3)	On March 20, 2008, the parties to Amended Credit Facility No. 2 entered into an amendment reducing the commitments of the lenders to make loans thereunder from $1,000,000 to $500,000, on any future date after which the loans outstanding under Amended Credit Facility No. 2 fall below $500,000.
(4)	On February 5, 2008, we entered into a senior secured credit agreement with two banks, or the 2008-A Credit Agreement, which we refer to as the 2008-A Credit Facility. The 2008-A Credit Facility provides for loans in an aggregate amount of up to $300,000, with borrowings under this credit facility being used to finance a portion of the purchase price of certain aircraft. Loans under the 2008-A Credit Facility mature on August 4, 2008 or, if the borrower exercises its extension option, which we refer to as the Extension Option, then the maturity date will be October 29, 2008.
(5)	On April 10, 2008, we paid the remaining balance of $31,925.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2008

Credit Facilities

Revolving Credit Facility

On March 20, 2008, the parties to the Revolving Credit Facility entered into a fourth amendment to the Revolving Credit Facility (the ‘‘2006-B Fourth Amendment’’), extending the Stated Termination Date (as defined therein) to December 11, 2008, and reducing the commitments of the lenders to make loans thereunder (the ‘‘Revolving Commitments’’) from $250,000 to $150,000. The Revolving Commitments are further reduced to $100,000 on June 30, 2008, $80,000 on August 31, 2008, $60,000 on September 30, 2008 and $40,000 on October 31, 2008, with final maturity on December 11, 2008. The 2006-B Fourth Amendment also amends the Revolving Credit Facility so that Bear Stearns Corporate Lending Inc. will have no further Revolving Commitments or loans outstanding under the Revolving Credit Facility, with JPMorgan Chase Bank, N.A. and Citicorp North America, Inc. each funding one-half of the Revolving Commitments and the outstanding loans from the date of the 2006-B Fourth Amendment. The applicable margin on LIBOR-based loans under the Revolving Credit Facility increased to 200 basis points, and the remaining lenders under the Revolving Credit Facility received an up-front fee equal to 25 basis points of the $150,000 committed amount of the facility.

At March 31, 2008, there were $10,000 in outstanding loans and $5,954 of letters of credit outstanding under the Revolving Credit Facility. The interest rate, including margin, applicable to loans under the Revolving Credit Facility at March 31, 2008 was 4.56%. We expect to modify or replace our Revolving Credit Facility before its current maturity of December 11, 2008.

Amended Credit Facility No. 2

On March 20, 2008, the parties to Amended Credit Facility No. 2 entered into an amendment to Amended Credit Facility No. 2 reducing the commitments of the lenders to make loans thereunder from $1,000,000 to $500,000, on any future date after which the loans outstanding under Amended Credit Facility No. 2 fall below $500,000.

At March 31, 2008, we had borrowings of $846,373 related to 36 aircraft under our Amended Credit Facility No. 2. During the second quarter of 2008, we plan to refinance a majority of these aircraft, as well as three additional aircraft that we expect to acquire during the first half of 2008, with long-term financing using a cost effective debt structure such as a non-recourse securitization or similar bank market financing. We believe that similar bank market financing would be available in a single, diversified portfolio transaction structured like a securitization or would also be available in a series of smaller financings. In addition, we expect to extend, modify or replace Amended Credit Facility No. 2 with a similar aircraft acquisition facility before its current maturity of December 15, 2008. (See Note 15 — Subsequent Events.)

2008-A Credit Facility

On February 5, 2008, we entered into a senior secured credit agreement with two banks which we refer to as the ‘‘2008-A Credit Facility’’. The 2008-A Credit Facility provides for loans in an aggregate amount of up to $300,000, with borrowings under this credit facility being used to finance a portion of the purchase price of certain aircraft.

Loans under the 2008-A Credit Facility mature on August 4, 2008 or, if the borrower exercises its extension option, which we refer to as the Extension Option, then the maturity date will be October 29, 2008, the outside maturity date following the initial closing of our ACS 2008-1 Credit Facility. (See Note 15 — Subsequent Events.) We refer to the period from August 4, 2008 to October 29, 2008 as the Extension Period.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2008

Borrowings under the 2008-A Credit Facility bear interest (a) in the case of loans with an interest rate based on the applicable base rate (the ‘‘ABR’’), the ABR plus an applicable margin of 0.50% per annum, increasing to 1.50% per annum during the Extension Period or (b) in the case of loans with an interest rate based on the euro dollar rate (the ‘‘EDR’’), the EDR plus an applicable margin of 1.50% per annum, increasing to 2.50% per annum during the Extension Period. Additionally, we are subject to a 0.25% per annum fee, increasing to 0.375% per annum fee during the Extension Period, on any unused portion of the total committed facility.  We are also required to pay customary agency fees. The interest rate, including margin, applicable to loans under the 2008-A Credit Facility at March 31, 2008 was 4.32%. As of March 31, 2008, the outstanding borrowings were $93,294.

747 PDP Credit Facility

On July 26, 2007, we made an accelerated payment to the relevant Guggenheim Aviation Investment Fund LP (‘‘GAIF’’) seller under our acquisition agreement with GAIF (the ‘‘GAIF Acquisition Agreement’’) for three Boeing Model 747-400ERF aircraft in the amount of $106,668 and assumed a pre-delivery payment credit facility related to such 747-400ERF aircraft (the ‘‘Accelerated ERF Aircraft’’), which we refer to as the ‘‘747 PDP Credit Facility’’. The total outstanding amount of borrowings assumed under the 747 PDP Credit Facility was $95,926.  On July 30, 2007, we took delivery of the first Accelerated ERF Aircraft and paid down $31,799 under the 747 PDP Credit Facility. On February 11, 2008, we took delivery of the second Accelerated ERF Aircraft and paid down $32,202 under the 747 PDP Credit Facility. Borrowings under this facility were used to finance progress payments made to Boeing during the manufacturing of the aircraft and bear interest at one-month LIBOR plus 1.00% per annum, which at March 31, 2008 was 3.82%. The facility matured upon the delivery of the third and final Accelerated ERF aircraft on April 10, 2008 when we paid the remaining balance of $31,925. As of March 31, 2008, the outstanding borrowings were $31,925. (See Note 15 — Subsequent Events.)

Note 6.    Repurchase Agreements

The outstanding amounts of our repurchase agreements were as follows:

	At December 31, 2007	At March 31, 2008
Debt Obligation	Outstanding Borrowings	Outstanding Borrowings	Interest Rate(1)	Final Stated Maturity
Repurchase Agreement(2)	$60,282	$—	1 M LIBOR + .50% = N/A	—
Repurchase Agreement(3)	4,972	—	1 M LIBOR + .75% = N/A	—
Repurchase Agreement	2,490	2,283	1 M LIBOR + .50% = 3.18%	6/28/08
Total Repurchase Agreements	$67,744	$2,283

(1)	LIBOR in effect at the applicable reset date.
(2)	In February 2008, we sold the underlying debt investments for $65,335 plus accrued interest and paid the outstanding amount under this repurchase agreement of $52,303 plus accrued interest. Additionally, we terminated the related interest rate swap and paid breakage fees and accrued interest of approximately $1,040.
(3)	In March 2008, we elected not to refinance this purchase agreement upon its maturity on March 15, 2008 and repaid the outstanding balance.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2008

We enter into repurchase agreements to fund a portion of the purchase price of certain of our debt investments (See Note 4 — Debt Investments). At December 31, 2007 and March 31, 2008 the repurchase agreements are secured by liens on the debt investments with a fair value of $85,173 and $1,561, respectively.

Note 7.    Dividends

On March 14, 2007, our board of directors declared a first quarter dividend of $0.50 per common share or an aggregate of $33,634, for the three months ended March 31, 2007, which was paid on April 13, 2007 to shareholders of record on March 30, 2007.

On March 24, 2008, our board of directors declared a first quarter dividend of $0.25 per common share, or an aggregate of $19,640, for the three months ended March 31, 2008, which was paid on April 15, 2008 to shareholders of record on March 31, 2008.

Note 8.    Earnings Per Share

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

The calculations of both basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2007	2008
Numerator
Income from continuing operations	$20,857	$31,637
Earnings from discontinued operations, net of income taxes	684	—
Net income	$21,541	$31,637
Denominator
Weighted-average shares used to compute basic earnings per share	58,864,054	77,719,986
Effect of dilutive restricted shares	291,573	—	(a)
Weighted-average shares outstanding and dilutive securities used to compute diluted earnings per share	59,155,627	77,719,986
Basic earnings per share:
Income from continuing operations	$0.35	$0.41
Earnings from discontinued operations, net of income taxes	0.01	—
Net income per share	$0.36	$0.41
Diluted earnings per share:
Income from continuing operations	$0.35	$0.41
Earnings from discontinued operations, net of income taxes	0.01	—
Net income per share	$0.36	$0.41

(a)	For the three months ended March 31, 2008, based on the treasury stock method, we had 913,912 anti-dilutive common share equivalents resulting from unvested restrictive shares.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2008

Note 9.    Income Taxes

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

The sources of income from continuing operations before income taxes for the three months ended March 31, 2007 and 2008 were as follows:

	Three Months Ended March 31,
	2007	2008
U.S. operations	$445	$635
Non-U.S. operations	22,317	32,716
Total	$22,762	$33,351

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

Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income consisted of the following:

	Three Months Ended March 31,
	2007	2008
Notional U.S. federal income tax expense at the statutory rate	$7,967	$11,672
U.S. state and local income tax, net	50	27
Non-U.S. operations	(6,135)	(9,984)
Non-deductible expenses in the U.S.	14	8
Other	9	(9)
Provision for income taxes	$1,905	$1,714

Note 10.     Comprehensive Income (Loss)

Total comprehensive income (loss) includes net income, the changes in the fair value and the reclassification into earnings of amounts previously deferred relating to our derivative financial instruments which qualify for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and the change in unrealized appreciation of debt securities classified as available-for-sale. Total comprehensive income (loss) for the three months ended March 31, 2007 and 2008 was as follows:

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2008

	Three Months Ended March 31,
	2007	2008
Net income	$21,541	$31,637
Net change in fair value of derivatives, net of tax benefit of $0 and $1,264, respectively	(11,498)	(123,371)
Derivative gain reclassified into earnings	(1,007)	(139)
Net change in unrealized depreciation of debt investments	464	(419)
Total comprehensive income (loss)	$9,500	$(92,292)

The following table sets forth the components of accumulated other comprehensive income (loss), net of tax where applicable, at December 31, 2007 and March 31, 2008:

	Fair Value of Derivatives(1)	Unrealized Appreciation Debt Securities	Accumulated Other Comprehensive Income (Loss)
December 31, 2007	$(136,222)	$10,833	$(125,389)
Net change in fair value of derivatives, net of tax benefit of $1,264	(123,371)	—	(123,371)
Derivative gain reclassified into earnings	(139)	—	(139)
Net change in unrealized depreciation of debt investments	—	(419)	(419)
March 31, 2008	$(259,732)	$10,414	$(249,318)

(1)	Net of tax benefit of $1,928 at December 31, 2007.

Note 11.    Commitments and Contingencies

In the first quarter of 2008, we completed the purchase of two aircraft under the GAIF Acquisition Agreement, and removed an aircraft, from the GAIF Acquisition Agreement, reducing the total number of aircraft to be acquired to 35. As of March 31, 2008, we have completed the acquisition of 30 of the aircraft for $1,228,353. We completed the purchase of one Boeing Model 747-400ERF aircraft in April 2008. The remaining aircraft we will acquire under the GAIF Acquisition Agreement are scheduled to be delivered to us through February 2009.

On June 20, 2007, Aircastle entered into an acquisition agreement (the ‘‘Airbus A330 Agreement’’) with Airbus SAS (‘‘Airbus’’) under which we agreed to acquire fifteen new Airbus Model A330-200 aircraft (the ‘‘New A330 Aircraft’’). Five of the aircraft we will acquire under the Airbus A330 Agreement are scheduled to be delivered in 2010, with the remainder to be delivered in 2011. Pre-delivery payments for each aircraft are payable to Airbus and are refundable to us only in limited circumstances. We agreed to separate arrangements with Rolls-Royce PLC and Pratt & Whitney pursuant to which we committed to acquire aircraft engines for the New A330 Aircraft. As of March 31, 2008, we have made $56,029 in deposits and progress payments to Airbus. Under limited circumstances, we have the right to change certain delivery positions from A330-200 freighter configuration aircraft to A330-200 passenger configuration aircraft.

At March 31, 2008, we had letters of intent or purchase agreements to acquire 20 aircraft for an estimated purchase price of $1,357,831, comprised of the fifteen New A330 Aircraft and the balance of the aircraft to be delivered under the GAIF Acquisition Agreement. The purchase price of certain of the aircraft under these letters of intent or purchase agreements, other than the Airbus A330

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2008

Agreement, is subject to variable price provisions that typically reduce the final purchase price if the actual closing occurs beyond an initially agreed upon date. The purchase price for aircraft we are committed to acquire under the Airbus A330 Agreement is subject to adjustment for configuration changes, engine selection and contractual price escalations.

Committed amounts for the purchase of aircraft and related flight equipment and improvements, including the aircraft purchases discussed above, together with estimated amounts for pre-delivery deposits and, based on estimates for engine acquisition cost, contractual price escalation and other adjustments, are approximately $213,268 in 2008, $233,355 in 2009, $408,513 in 2010 and $440,050 in 2011.

Note 12.    Derivatives

We held the following interest rate derivative contracts as of March 31, 2008:

Hedged Item	Current/ Starting Notional Amount	Effective Date	Mandatory Early Termination Date	Maturity Date	Future Maximum Notional Amount	Floating Rate	Fixed Rate	Fair Value of Derivative Asset or (Liability)
Securitization No. 1	$521,725	Jun-06	N/A	Jun-16	$521,725	1M LIBOR + 0.27%	5.78%	$(53,603)
Securitization No. 2	1,140,319	Jun-07	N/A	Jun-12	1,140,319	1M LIBOR	5.25% to 5.36%	(92,417)
Revolving Credit Facility	28,000	Jun-07	Dec-11	Jan-12	203,000	1M LIBOR	4.89%	(7,528)
Amended Credit Facility No. 2	240,000	Jun-07	Jun-08	Feb-13	240,000	1M LIBOR	4.88%	(17,256)
Amended Credit Facility No. 2 and 747 PDP Credit Facility	220,000	Aug-07	Nov-08	May-13	220,000	1M LIBOR	5.33%	(17,632)
Future debt and securitization	190,000	Jan-08	Feb-09	Feb-19	360,000	1M LIBOR	5.16%	(33,180)
Future debt and securitization	5,000	May-08	Sep-09	Mar-14	55,000	1M LIBOR	5.41%	(4,818)
Future debt and securitization	46,000	Apr-10	Nov-11	Oct-15	231,000	1M LIBOR	5.17%	(8,647)
Future debt and securitization	95,000	Jan-11	May-12	Apr-16	238,000	1M LIBOR	5.23%	(7,068)
Future debt and securitization	143,000	Jul-11	Oct-12	Sep-16	238,000	1M LIBOR	5.27%	(5,917)
Repurchase Agreement(1)	—	N/A	N/A	N/A	—	N/A	N/A	(175)
Repurchase Agreement	2,900	Jun-05	N/A	Mar-13	2,900	1M LIBOR	4.21%	(124)
Total	$2,631,944				$3,449,944			$(248,365)

(1)	In March 2008, we terminated this interest rate swap with a notional amount of $5,000, which was settled on April 1, 2008.

In February 2008, we terminated an interest rate swap, with notional amounts of $39,000 as of December 31, 2007 and $33,000 as of the termination date, related to a repurchase agreement we repaid when the underlying debt investments were sold, resulting in a loss of $878, which is included in interest expense on the consolidated statement of income.

In March 2008, we terminated an interest rate swap with a notional amount of $150,000 and partially terminated an interest rate swap with a notional of $440,000, resulting in a net deferred loss of $31,761, which will be amortized into interest expense using the interest rate method. These swaps

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2008

were hedging interest payments related to borrowings under Amended Credit Facility No. 2. For the three months ended March 31, 2008, $218 was reclassified into in interest expense on the consolidated statement of income.

For the three months ended March 31, 2007 and 2008, we recognized ineffectiveness losses of $42 and $1,998 related to our cash flow hedges. These amounts are included in interest expense on the consolidated statements of income.

As of March 31, 2008, we pledged $76,518 in cash collateral under our interest rate swaps and our interest rate forward contracts, which is included in other assets on our consolidated balance sheet.

The weighted average interest pay rates of these derivatives at December 31, 2007 and March 31, 2008 were 5.28% and 5.32%, respectively.

Note 13.    Segment Reporting

Historically we reported separate segment information for the operations of our Aircraft Leasing and Debt Investments segments.  Beginning in the first quarter of 2008, in conjunction with the sale of two of our debt investments (see Note 4 — Debt Investments), our Chief Operating Decision Maker, who is the Company’s Chief Executive Officer, began reviewing and assessing the operating performance of our business on a consolidated basis as the sale caused the operational results and asset levels of our remaining debt investments to be immaterial to our business and operations.  As a result, we now operate in a single segment.

Note 14.    Interest, Net

The following table shows the components of interest, net:

	Three Months Ended March 31,
	2007	2008
Interest expense	$18,491	$46,322
Less interest income	(1,761)	(1,731)
Less capitalized interest	—	(3,580)
Interest, net	$16,730	$41,011

Note 15.    Subsequent Events

Financing

On April 10, 2008, we took delivery of a 747-400ERF aircraft from the manufacturer and paid down the balance of $31,925 under the 747 PDP Credit Facility. We financed this aircraft at delivery under the 2008-A Credit Facility.

On May 2, 2008 two of our subsidiaries entered into a seven year, $786,135 term debt facility (the ‘‘ACS 2008-1 Credit Facility’’) to finance a portfolio of 28 aircraft. The loans under the ACS 2008-1 Credit Facility were funded into an aircraft purchase escrow account on May 2, 2008. These loans will be released to us as the financed aircraft transfer into the facility. Proceeds from the financing will be used to repay related outstanding amounts for the aircraft under the Company’s Amended Credit Facility No. 2 and 2008-A Credit Facility. The loans will bear interest on a floating rate basis at a rate of one-month LIBOR plus 1.75% and will mature on May 2, 2015. We estimate that our aggregate up-front costs, including fees payable to the lenders and legal and professional service fees but

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2008

excluding termination fees on our interest rate hedging contracts, will equal approximately $16.5 million. We will enter into interest rate hedging arrangements with respect to all or a substantial portion of the principal balance of the loans under the ACS 2008-1 Credit Facility in order to effectively pay interest at a fixed rate on all or a substantial portion of the loans. Our obligations under these hedging arrangements will be secured pari passu with the lenders and, accordingly, we do not expect that we will be obliged to pledge cash collateral to secure any loss in value should interest rates fall.

Fair Value of Derivatives and Margin Calls

As of May 2, 2008, the aggregate fair value of our interest rate swaps and our interest rate forward contracts was a liability of $167,740 and we had pledged $57,434 in cash collateral required under certain of our interest rate swaps and our interest rate forward contracts.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks, uncertainties and assumptions. You should read the following discussion in conjunction with our historical consolidated financial statements and the notes thereto appearing elsewhere in this report. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those described under ‘‘Risk Factors’’ and included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC.

Certain items in this Quarterly Report on Form 10-Q (this ‘‘report’’), and other information we provide from time to time, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not necessarily limited to, statements relating to our ability to acquire, sell and lease aircraft, issue aircraft lease-backed securities or raise other long-term debt, pay and grow dividends, extend, modify or replace existing financing and increase revenues, earnings and EBITDA. Words such as ’’anticipate(s),’’ ’’expect(s),’’ ’’intend(s),’’ ’’plan(s),’’ ‘‘target(s),’’ ‘‘project(s),’’ ‘‘predict(s),’’ ’’believe(s),’’ ‘‘may,’’ ‘‘will,’’ ’’would,’’ ‘‘could,’’ ‘‘should,’’ ‘‘seek(s),’’ ‘‘estimate(s)’’ and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements; Aircastle Limited can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any forward-looking statements contained in this report. Factors that could have a material adverse effect on our operations and future prospects or that could cause actual results to differ materially from Aircastle Limited’s expectations include, but are not limited to, our continued ability to obtain additional capital to finance our working capital needs and our growth and to refinance our short-term debt financings with longer-term debt financings; our ability to acquire aircraft at attractive prices; our ability to find new ways to raise capital, including managing investment funds; our continued ability to obtain favorable tax treatment in Bermuda, Ireland and other jurisdictions; our ability to pay or maintain dividends; our ability to lease aircraft at favorable rates; an adverse change in the value of our aircraft; the possibility that conditions to closing of certain transactions will not be satisfied; general economic conditions and economic conditions in the markets in which we operate; competitive pressures within the industry and/or markets in which we operate; high fuel prices and other factors affecting the creditworthiness of our airline customers; interest rate fluctuations; margin calls and termination payments on our interest rate hedges; our ability to obtain certain required licenses and approvals; the impact of future terrorist attacks or wars on the airline industry; our concentration of customers, including geographical concentration; and other risks detailed from time to time in Aircastle Limited’s filings with the Securities and Exchange Commission ( the ‘‘SEC’’), including ‘‘Risk Factors’’ as previously disclosed in Aircastle’s 2007 Annual Report on Form 10-K, and in our other filings with the SEC, press releases and other communications. In addition, new risks and uncertainties emerge from time to time, and it is not possible for Aircastle to predict or assess the impact of every factor that may cause its actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this report. Aircastle Limited expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

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

OVERVIEW

We are a global company that acquires and leases high-utility commercial jet aircraft to passenger and cargo airlines throughout the world. High-utility aircraft are generally modern, operationally efficient jets with a large operator base and long useful lives. As of March 31, 2008, our aircraft portfolio consisted of 136 aircraft that were leased to 59 lessees located in 31 countries, including two aircraft being converted to freighter configuration, one of which is subject to a lease that will commence upon completion of the conversion, and managed through our offices in the United States, Ireland and Singapore. The weighted average (by net book value) age of the aircraft in the portfolio from the date of original delivery by manufacturer to March 31, 2008, was 10.2 years. The weighted average (by net book value) remaining lease term for aircraft we owned at March 31, 2008 was 5.2 years with scheduled expirations ranging from 2008 through 2020. Typically, our aircraft are subject to net operating leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs, although, in a majority of cases, we are obligated to pay a portion of specified maintenance or modification costs. We also make investments in other aviation assets, including debt investments secured by commercial jet aircraft. As of May 2, 2008, we had acquired and committed to acquire aviation assets having an aggregate purchase price equal to $4.3 billion and $1.3 billion, respectively, for a total of approximately $5.6 billion. Our revenues and income from continuing operations for the three months ended March 31, 2008 were $135.0 million and $31.6 million, respectively.

Our acquisition strategy is flexible and allows us to take advantage of the best available market opportunities and funding structures. Going forward, we are evaluating initiatives which leverage our extensive experience acquiring and managing aviation investments and include:

(1)	managed funds or other entities to invest in aircraft,

(2)	investing in aircraft when we can add value and produce above average risk-adjusted returns; and

(3) investing in our own securities, if appropriate.

We intend to pay regular quarterly dividends to our shareholders. On March 24, 2008, our board of directors declared a regular quarterly dividend of $0.25 per common share, or an aggregate of $19.6 million, for the three months ended March 31, 2008, which was paid on April 15, 2008 to holders of record on March 31, 2008. These dividends may not be indicative of the amount of any future dividends.

Segments

Historically we reported separate segment information for the operations of our Aircraft Leasing and Debt Investments segments.  Beginning in the first quarter of 2008, in conjunction with the sale of two of our debt investments as described below, our Chief Operating Decision Maker, who is the Company’s Chief Executive Officer, began reviewing and assessing the operating performance of our business on a consolidated basis as the sale caused the operational results and asset levels of our remaining debt investments to be immaterial to our business and operations.  As a result, we now operate in a single segment.

In February 2008, we sold two of our debt investments for $65.3 million, plus accrued interest. We repaid the outstanding balance of $52.3 million, plus accrued interest, under the related repurchase agreement. Additionally, we terminated the related interest rate swap, with notional amounts of $39.0 million at December 31, 2007 and $33.0 million as of the termination date, related to the repurchase agreement and paid breakage fees and accrued interest of approximately $1.0 million, resulting in a loss of $0.9 million, which is included in interest expense on the consolidated statement of income.

Our reduction in debt investments was done in order to deploy our capital more efficiently and to reduce short-term repurchase agreement borrowings and interest rate exposure on our hedged repurchase agreements related to these debt investments.

Revenues

Revenues are comprised primarily of operating lease rentals on flight equipment held for lease. The amount of rent we receive depends on various factors, including the type, size and age of the aircraft in our portfolio. Lease rental revenue is recognized on a straight-line basis over the term of the lease. Our aircraft lease agreements generally provide for the periodic payment of a fixed amount of rent over the life of the lease. However, the amount of rent we receive may vary due to several factors, including the credit worthiness of our lessees and the occurrence of delinquencies and defaults. Our lease rental revenues are also affected by the extent to which aircraft are off-lease and our ability to remarket aircraft that are nearing the end of their leases in order to minimize their off-lease time. Our success in re-leasing aircraft is affected by market conditions relating to our aircraft and by general industry trends. An increase in the percentage of off-lease aircraft or a reduction in lease rates upon remarketing would negatively impact our revenues. We also earn interest income from our debt investments.

We had 14 aircraft that we owned at December 31, 2007 with leases originally scheduled to expire in 2008 and, as of May 2, 2008, we had executed leases or renewals, with respect to all 14 of these aircraft. For these 14 aircraft, the weighted average lease term for the new leases or renewals will be more than six years with monthly lease rates that will be approximately 14% higher than the previous rentals. Additionally, two aircraft with lease expiration dates in 2008 are committed for sale upon return from the existing lessee.

For our 20 owned aircraft originally having lease expiries in 2009, we have executed lease renewals, or commitments to lease or renew, on nine aircraft and are actively marketing the remaining aircraft.

Since June 2007, we purchased three off-lease Boeing 747-400 aircraft. In June 2007, we also entered in a passenger to freighter conversion agreement for these aircraft. The first two aircraft were purchased in June and August 2007, and were placed on short-term interim leases until their scheduled freighter conversion processes begin during the second and fourth quarters of 2008, respectively. We purchased the third aircraft during the fourth quarter of 2007, and its freighter conversion process was completed at the end of March 2008 and it was delivered to a lessee. We have executed a long-term, post-conversion lease for one of the remaining aircraft, and are actively marketing the third aircraft for lease upon completion of its freighter conversion process, currently scheduled for February 2009.

In the first quarter of 2008, we acquired one off-lease aircraft. This aircraft was subject to a lease that we entered into in 2007; however, the lessee failed to accept delivery of the aircraft and we terminated the lease in March 2008. In April 2008, we entered into a new lease for this aircraft with another customer and we expect to deliver the aircraft under the new lease in the second quarter of 2008. We also acquired an aircraft in satisfaction of a debt instrument and leased the aircraft to a follow-on lease during the first quarter of 2008; however, in April 2008, the follow-on lessee defaulted under the lease and later filed for bankruptcy protection in the U.S. We are actively marketing this aircraft. For the balance of 2008, we have commitments to acquire three additional off-lease aircraft, for which we have lease commitments or letters of intent for all of these aircraft.

Revenues from operating lease rentals for the three months ended March 31, 2007 and 2008 were $67.4 million and $133.7 million, respectively. Our operating lease revenues increased significantly from 2007 to 2008 primarily as a result of continued aircraft acquisitions during 2007 and 2008 which caused our aircraft fleet to grow from 77 aircraft at March 31, 2007, to 136 aircraft at March 31, 2008, all but one of which were on lease.

Revenues from interest income on our debt investments are recognized using the effective interest method. Certain investments which represent residual interests are accounted for using a level yield methodology based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. Such assumptions include the rate and timing of principal and interest. Interest income from our debt investments for the three months ended March 31, 2007 were $2.6 million as compared to $1.3 million for the three months ended March 31, 2008. The decrease in interest income of $1.3 million was primarily due to the sale of two of our debt investments in early February, 2008.

Operating Expenses

Operating expenses are comprised of depreciation of flight equipment held for lease, interest expense, selling, general and administrative expenses, or SG&A, and other expenses. As we continue to grow, we expect that depreciation of flight equipment held for lease and interest expense will grow with revenue growth. We also expect that SG&A will decline as a percentage of our total assets and of our revenues as we leverage our existing infrastructure over a greater revenue base.

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

Acquisitions and Dispositions

As of May 2, 2008, we had acquired and committed to acquire aviation assets having an aggregate purchase price equal to $4.3 billion and $1.3 billion, respectively, or a total of approximately $5.6 billion.

We believe the large and growing aircraft market generates additional acquisition opportunities. Our approach is predicated on sourcing investments we believe to be accretive to shareholders. Currently, our investment focus is primarily on high-utility commercial jet aircraft for the passenger and freighter markets, although we also intend to continue to explore investment opportunities for asset-backed aviation assets, such as debt investments. Our business strategy has been to pursue acquisitions through multiple channels across the world, such as sale-leasebacks with airlines and purchases from operating lessors, banks and other aircraft owning entities. We also explore opportunities to purchase aircraft from manufacturers. Going forward, we may seek to make investments through investment vehicles involving third party investors. Our ability to successfully and efficiently acquire and integrate additional aviation assets on favorable terms, including our ability to source capital to fund acquisitions, will significantly impact our financial results and growth prospects.

We evaluate our portfolio periodically with a view to deploying capital in a manner that we expect will maximize shareholder value. Although our focus is not on trading assets, from time to time we may sell aircraft or debt investments in order to manage our portfolio exposure and in cases where we believe that capital can be better deployed. We analyze each aircraft as its lease expiration approaches to determine whether to offer it for sale or lease and also analyze aircraft sale opportunities on a portfolio-wide basis as market conditions evolve.

On January 22, 2007, we entered into the GAIF Acquisition Agreement, pursuant to which we agreed to acquire 38 aircraft for an aggregate base purchase price of approximately $1.595 billion, subject to certain agreed adjustments. In November 2007, we agreed with GAIF to remove two aircraft from the GAIF Acquisition Agreement and in March 2008, we removed one additional aircraft from the GAIF Acquisition Agreement, reducing the total number of aircraft to be acquired to 35, with an aggregate base purchase price of approximately $1.452 billion. For certain of the aircraft, we agreed to make accelerated payments to the relevant sellers and acquire their rights and obligations under the seller’s purchase or freighter conversion agreements, with final payment and delivery of the aircraft to us being made upon delivery by the manufacturer or seller, or completion of the conversion process. We acquired 28 aircraft in 2007, two aircraft during the first quarter of 2008 and one in April 2008 related to this transaction and, of the remaining four aircraft, we expect to acquire three in 2008 and one in February 2009. We have made accelerated payments to the relevant GAIF seller in relation to all of the aircraft remaining to be delivered in 2008 and 2009.

On June 20, 2007, we entered into the Airbus A330 Agreement, under which we agreed to acquire from Airbus fifteen new A330-200 aircraft, or the New A330 Aircraft. Pre-delivery payments for each aircraft are payable to Airbus and are refundable to us only in limited circumstances. We agreed to separate arrangements with Rolls-Royce PLC, or Rolls-Royce, and Pratt & Whitney, or P&W, pursuant to which we committed to acquire aircraft engines for the New A330 Aircraft. We agreed to acquire six shipsets of Trent 772B engines from Rolls-Royce and were granted options to acquire an additional four shipsets. We also committed to acquire five shipsets of PW4170 engines from P&W, and were granted options to acquire an additional five shipsets. Each shipset consists of two engines. The New A330 Aircraft are scheduled for delivery between June 2010 and November 2011, with five scheduled for delivery in 2010. Under limited circumstances, we have the right to change certain delivery positions from A330-200 freighter configuration aircraft to A330-200 passenger configuration aircraft.

The following table sets forth certain information with respect to the aircraft acquired or to be acquired by us as of March 31, 2008:

AIRCASTLE AIRCRAFT INFORMATION (dollars in millions)

	Owned Aircraft as of March 31, 2008(1)	Aircraft Committed to be Acquired as of March 31, 2008(2)(5)	Total
Flight Equipment Held for Lease	$3,981	$195	$4,176
Number of Aircraft	136	5	141
Number of Lessees	59	2	61
Number of Countries	31	2	32
Weighted Average Age – Passenger (years)(3)(6)	10.3	16.8	10.4
Weighted Average Age – Freighter (years)(3)(6)	9.7	—	8.4
Weighted Average Age – Combined (years)(3)(6)	10.2	4.5	9.9
Weighted Average Remaining Passenger Lease Term (years)(4)(6)	4.1	5.0	4.1
Weighted Average Remaining Cargo Lease Term (years)(4)(6)	8.7	12.0	9.2
Weighted Average Remaining Combined Lease Term (years)(4)(6)	5.2	10.1	5.4

(1)	Calculated using net book value.
(2)	Excludes 15 Airbus Model A330-200 aircraft scheduled for delivery between June 2010 and November 2011.
(3)	Weighted average age (years) by net book value, or in the case of aircraft not yet acquired, base purchase price, is as of March 31, 2008. The age of any aircraft not yet acquired is measured as of its expected acquisition date.
(4)	Weighted average remaining lease term (years) by net book value, or in the case of aircraft not yet acquired, base purchase price, is as of March 31, 2008. Remaining lease term for any aircraft not yet acquired is measured as of the expected acquisition date.
(5)	Calculated using base purchase price which represents the purchase price subject to certain agreed upon adjustments.
(6)	Two Boeing Model 747-400 aircraft currently on short-term leases in passenger configuration are included as ‘‘Passenger’’ aircraft; the remaining lease term for one of these aircraft, for which we have an executed lease post-conversion, is measured based on the ten-year term of that post-conversion lease, while the remaining lease term for the other is measured based on the 2008 expiry date on the existing short-term passenger configuration leases.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of March 31, 2008		Aircraft Committed to be Acquired as of March 31, 2008(1)		Total
	Number of Aircraft	% of Net Book Value	Number of Aircraft	% of Base Purchase Price(2)	Number of Aircraft	% of Net Book Value plus Base Purchase Price
Aircraft Type
Passenger:
Narrowbody	94	49%	4	27%	98	48%
Midbody	24	24%	—	—%	24	23%
Widebody(3)	3	4%	—	—%	3	4%
Total Passenger	121	77%	4	27%	125	75%
Freighter	15	23%	1	73%	16	25%
Total	136	100%	5	100%	141	100%
Manufacturer
Boeing	95	66%	1	73%	96	67%
Airbus	41	34%	4	27%	45	33%
Total	136	100%	5	100%	141	100%
Regional Diversification
Europe	64	45%	1	73%	65	46%
Asia(4)	35	25%	4	27%	39	25%
North America	14	11%	—	—%	14	10%
Latin America	12	7%	—	—%	12	7%
Middle East and Africa	10	12%	—	—%	10	12%
Off-lease	1	—%	—	—%	1	—%
Total	136	100%	5	100%	141	100%

(1)	Excludes 15 Airbus Model A330-200 aircraft scheduled for delivery between June 2010 and November 2011.
(2)	Base purchase price represents the purchase price subject to certain agreed upon adjustments.
(3)	Two Boeing Model 747-400 aircraft currently on short-term leases in passenger configuration are included as ‘‘Passenger’’ aircraft.
(4)	Includes two Boeing Model 747-400 aircraft currently on short-term lease in passenger configuration to airlines in Asia. These aircraft will be converted to freighter configuration in 2008 and 2009 and we have executed a lease with a carrier in North America for one of these aircraft post-conversion.

Our top 15 customers for aircraft we owned at March 31, 2008, representing 66 aircraft and 59% of the net book value of flight equipment held for lease, are as follows:

Percent of Net Book Value	Customer	Country	Number of Aircraft
6% to 8%	Martinair	Netherlands	5
per customer	Emirates	United Arab Emirates	2
	US Airways	USA	8

3% to 5%	VRG Linhas Aereas/GOL Transportes Aereos (1)	Brazil	8
per customer	Sterling Airlines	Denmark	7
	Iberia Airlines	Spain	6
	Jet Airways	India	8
	KLM Royal Dutch Airlines	Netherlands	1
	Swiss International Air Lines	Switzerland	2

Less than 3%	China Eastern Airlines	China	4
per customer	Korean Air	South Korea	2
	Malaysia Airlines	Malaysia	2
	Hainan Airlines	China	6
	Lotus Air	Egypt	4
	Great Wall Airlines	China	1

(1)	VRG Linhas Aereas and GOL Transportes Aereos are shown combined in the above table.

Our owned aircraft portfolio as of March 31, 2008 is listed in Exhibit 99.1 to this report. Approximately 86% of the aircraft we owned as of March 31, 2008 are what we consider to be the most current technology for the relevant airframe and engine type and airframe size, as listed under the headings ‘‘Latest Generation Narrowbody Aircraft,’’ ‘‘Latest Generation Midbody Aircraft,’’ ‘‘Latest Generation Widebody Aircraft‘‘ and ‘‘Latest Generation Widebody Freighter Aircraft’’ in Exhibit 99.1 to this report.

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

On May 2, 2008 two of our subsidiaries entered into a seven year, $786.1 million term debt facility ( the ‘‘ACS 2008-1 Credit Facility’’) to finance a portfolio of 28 aircraft. The loans under the ACS 2008-1 Credit Facility were funded into an aircraft purchase escrow account on May 2, 2008. These loans will be released to us as the financed aircraft transfer into the facility. Proceeds from the financing will be used to repay related outstanding amounts for the aircraft under the Company’s Amended Credit Facility No. 2 and 2008-A Credit Facility. The loans will bear interest on a floating rate basis at a rate of one-month LIBOR plus 1.75% and will mature on May 2, 2015. We estimate that our aggregate up-front costs, including fees payable to the lenders and legal and professional service fees but excluding termination fees on our interest rate hedging contracts, will equal approximately $16.5 million. We will enter into interest rate hedging arrangements with respect to all or a substantial portion of the principal balance of the loans under the ACS 2008-1 Credit Facility in order to effectively pay interest at a fixed rate on all or a substantial portion of the loans. Our obligations under these hedging arrangements will be secured pari passu with the lenders and, accordingly, we do not expect that we will be obliged to pledge cash collateral to secure any loss in value should interest rates fall.

After transferring all of the 28 aircraft into the ACS 2008-1 Credit Facility, we expect to have ten aircraft with outstanding borrowings of $249,963 in our Amended Credit Facility No. 2 and we expect to repay the outstanding balance under the 2008-A Credit Facility and terminate this facility.

To the extent that we acquire aircraft directly, we intend to continue funding aircraft acquisitions initially through borrowings under our short-term credit facilities and cash on hand, and to repay all or a portion of such borrowings from time to time with the net proceeds from subsequent long-term debt financings and additional equity offerings. Therefore, our ability to execute our business strategy, particularly the acquisition of additional commercial jet aircraft or other aviation assets, depends to a significant degree on our ability to obtain additional debt and equity capital on terms we deem attractive.

To the extent we acquire aircraft through investment vehicles, we will seek to establish separate financings for such projects in a manner broadly consistent with the approach we have used previously. We also intend to extend, modify or replace our short-term credit facilities during the remainder of 2008 and we intend to pursue debt financing for a portion of the pre-delivery payments for the New A330 aircraft. However, the level of new investment activity and, in turn, financing requirements will be driven by the attractiveness of new investment opportunities available in the marketplace and financial market conditions. Decisions by investors and lenders to enter into such transactions with us will depend upon a number of factors, such as our historical and projected performance, compliance with the terms of our current credit arrangements, industry and market trends, the availability of capital and the relative attractiveness of alternative investments. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facilities, — Securitizations, and — Equity Offerings.’’

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2007 to the three months ended March 31, 2008

	Three Months Ended March 31,
(Dollars in thousands)	2007	2008
Revenues:
Lease rentals	$67,358	$133,627
Interest income	2,588	1,291
Other revenue	58	38
Total revenues	70,004	134,956
Expenses:
Depreciation	21,633	48,215
Interest, net	16,730	41,011
Selling, general and administrative (including non-cash share based payment expense of $1,258 and $1,598 respectively)	8,497	11,489
Other expenses	382	890
Total expenses	47,242	101,605
Income from continuing operations before income taxes	22,762	33,351
Income tax provision	1,905	1,714
Income from continuing operations	20,857	31,637
Earnings from discontinued operations, net of income taxes	684	—
Net income	$21,541	$31,637

Revenues:

Total revenues increased by 92.8% or $65.0 million for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, primarily as a result of the following:

Lease Rental Revenue.    The increase in lease rental revenue of $66.3 million for the three months ended March 31, 2008 over the same period in 2007 was primarily due to the increase in our owned aircraft portfolio, increasing from 77 aircraft on lease at March 31, 2007 to 136 aircraft at March 31, 2008, all but one of which were on-lease, and an average 14% increase in lease rental rates for lease renewals which occurred during the first quarter of 2008.

Interest Income.    The decrease in interest income of $1.3 million was primarily due to the sale of two of our debt investments in February 2008.

Expenses:

Total expenses increased by 115.1% or $54.4 million for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 primarily as a result of the following:

Depreciation expense increased $26.6 million for the first quarter of 2008 over the same period in 2007 as a result of an increase in our owned aircraft portfolio from 77 aircraft at March 31, 2007 to 136 aircraft at March 31, 2008 reflecting the $1.92 billion paid to purchase 59 incremental aircraft.

Interest, net consisted of the following:

	Three Months Ended March 31,
(Dollars in thousands)	2007	2008
Interest expense	$18,491	$46,322
Less interest income	(1,761)	(1,731)
Less capitalized interest	—	(3,580)
Interest, net	$16,730	$41,011

Interest, net increased due to additional interest expense of $27.8 million primarily as a result of a weighted average increase of $1.53 billion of additional borrowings under Securitization No. 2, which was completed on June 8, 2007, and under our various credit facilities for the three months ended March 31, 2008 as compared to the same period in 2007. This additional expense was partially offset by $3.6 million in capitalized interest related to accelerated payments and progress payments made in respect to flight equipment on forward order under the GAIF Acquisition Agreement and the Airbus A330 Agreement. We did not capitalize any interest during the three months ended March 31, 2007.

Selling, general and administrative expenses, or SG&A, for the first quarter of 2008 increased $3.0 million, or 35.2% over the first quarter of 2007. This increase was due primarily to an increase in personnel costs of $1.7 million, consisting primarily of salary and non-cash share based payments, as the number of employees increased from 52 at March 31, 2007 to 68 at March 31, 2008, an increase in professional fees of $0.8 million, consisting primarily of auditing and tax compliance fees, and an increase of $0.5 million in other expenses. Non-cash share based expense was $1.3 million and $1.6 million, respectively, for the three months ended March 31, 2007 and 2008. SG&A as of percentage of total assets was 0.3% for the three months ended March 31, 2008, as compared with 0.4% for the same period in 2007. We expect SG&A as a percentage of total assets to continue to decrease as we grow our assets and expect that there will be quarter-to-quarter variations throughout the year driven by the timing of certain professional fees incurred during the year.

Other expenses increased $0.5 million during the three months ended March 31, 2008 primarily as a result of the loss on the sale of two of our debt investments of $0.2 million during the first quarter of 2008, and an increase in flight equipment insurance of $0.3 million as compared to the same period in 2007.

Income Tax Provision

Our provision for income taxes for the three months ended March 31, 2007 and 2008 was $1.9 million and $1.7 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland and the United States. The decrease in our income tax provision of approximately $0.2 million for the three months ended March 31, 2008 as compared to the same period in 2007 was primarily attributable to the decrease in our operating revenue subject to tax in Ireland and the United States.

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

The Company received an assurance from the Bermuda Minister of Finance that it would be exempted from local income, withholding and capital gains taxes until March 2016. Consequently, the provision for income taxes recorded relates to income earned by certain subsidiaries of the Company which are located in, or earn income in, jurisdictions that impose income taxes, primarily the United States and Ireland.

 Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted Financial Accountings Standards Board (‘‘FASB’’) Statement of Accounting Standards (‘‘SFAS’’) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which permits an entity to measure certain eligible financial assets and financial liabilities at fair value that are not currently measured at fair value. The company did not elect to measure any additional financial instruments at fair value of its financial assets and liabilities existing at January 1, 2008 and did not elect the fair value option on financial assets and liabilities transacted in the three months ended March 31, 2008. Therefore, the adoption of SFAS No. 159 had no impact on the Company’s consolidated financial statements.

Also effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (See Note 2 — Fair Value Measurements). This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2 (‘‘FSP No. 157-2’’) which defers the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). FSP No. 157-2 will apply to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are currently evaluating the requirements of the deferred provisions of this statement and have not determined the impact, if any, that adoption of the deferred provisions will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS No. 161. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of adopting this pronouncement.

LIQUIDITY AND CAPITAL RESOURCES

We have been able to meet our liquidity and capital resource requirements by utilizing several sources, including:

•    Lines of credit, our securitizations, and other secured borrowings;

•    Our public offerings of common shares;

•	Prior to our initial public offering, equity contributions from funds managed by affiliates of Fortress;

•    Aircraft lease revenues and maintenance payments; and

•    Principal and interest payments from our debt investments.

During the three months ended March 31, 2008, we acquired commercial jet aircraft and made capital improvements to our aircraft portfolio totaling $35.5 million (excluding assets not yet earning revenue of $48.0 million, comprising deposits and progress payments and the acquisition of one off-lease aircraft as of March 31, 2008). We expect to acquire approximately $195.0 million of aircraft (including $49.0 million of purchase deposits paid as of March 31, 2008) during the next twelve months. In addition, at March 31, 2008, we expect capital expenditures and lessee maintenance payment draws on our owned and committed aircraft portfolio to be approximately $145.2 million, excluding freighter conversion payments (see Purchase Obligations in ‘‘Contractual Obligations’’ below) and we expect maintenance payment collections from lessees on our owned aircraft portfolio of approximately $105.8 million over the next twelve months. There can be no assurance that we will be able to acquire the additional aircraft described above, and no assurance regarding the time and amount of such acquisition. In addition, there can be no assurance that the capital expenditures described above will not be greater than expected or that our expected maintenance payment collections will equal our current estimates.

We believe that funds available from operations and our credit facilities, including the 2008-A Credit Agreement, the ACS 2008-1 Credit Facility and future extensions, replacements and refinancings of our existing credit facilities, will be sufficient to satisfy our liquidity needs over the next twelve months and enable us to pay dividends to our common shareholders.

Cash Flows

	Three Months Ended March 31,
(Dollars in thousands)	2007	2008
Net cash flow provided by operating activities	$60,519	$79,290
Net cash flow used in investing activities	(463,237)	(86,608)
Net cash flow provided by financing activities	393,608	11,123

Operating activities provided net cash flow of $60.5 million and $79.3 million for the three months ended March 31, 2007 and March 31, 2008, respectively. Cash flow from operations is primarily generated from rents received pursuant to the lease agreements on our aircraft. It is reduced by interest paid on our borrowings and by selling, general and administrative expenses. The amount of rent we receive depends on various factors, including the size, age and composition of our aircraft portfolio. Our aircraft lease agreements generally provide for the periodic payment of a fixed amount of rent over the life of the lease. However, the amount of rent we receive may vary due to several factors, including the credit worthiness of our lessees and the occurrence of delinquencies and defaults. It is also affected by the extent to which aircraft are off-lease and our ability to remarket aircraft that are nearing the end of their leases. Our success in re-leasing aircraft is affected by market conditions for our aircraft and by general industry trends. At March 31, 2007, all 77 of our aircraft were on-lease. At March 31, 2008, all but one of our 136 aircraft were on-lease. Cash flow provided by operations is also affected by the interest expense we pay on our credit facilities and by our decisions to hedge the risk of changing interest rates. All of our debt is currently floating rate and varies with changes in the London Interbank Offered Rate , or LIBOR. To the extent interest rates increase, we may be liable for more interest payments to our lenders. Our practice has been to hedge the expected future interest payments on a substantial portion of our floating rate liabilities by entering into derivative contracts. However, we remain exposed to changes in interest rates to the extent we decide to remain unhedged and the degree to which our hedges are not perfectly correlated to the hedged future cash flows.

Net cash flow used in investing activities totaled $463.2 million and $86.6 million for the three months ended March 31, 2007 and 2008, respectively. During the three months ended March 31, 2008 we made a gross investment of $117.4 million in the acquisition and improvement of flight equipment, or $117.0 million net of accrued liabilities as compared to our gross investments of $454.0 million, or $446.4 million net of accrued liabilities during the three months ended March 31, 2007. The decrease in the acquisition of flight equipment resulted from fewer aircraft acquisitions during the three months ended March 31, 2008 (three aircraft) as compared to the same period in 2007 (nine aircraft), and as a result of progress payments made during the second half of 2007 for aircraft acquired during the first quarter of 2008. We invested $15.3 million in debt investments during the three months ended March 31, 2007. We did not sell any debt investments during the three months ended March 31, 2007. During the three months ended March 31, 2008, we did not invest in any debt investments and we sold $65.3 million of debt investments. We received $12.7 million of principal payments on our debt investments during the three months ended March 31, 2007 as compared to $11.2 million during the three months ended March 31, 2008. We paid $8.6 million in deposits on aircraft purchased during the three months ended March 31, 2007, as compared to $5.3 million during the three months ended March 31, 2008. Net cash collateral posted with our derivative counterparties increased $40.6 million for the three months ended March 31, 2008 as a result of increased mark-to-market losses and lower interest rates as compared to December 31, 2007. For the three months ended March 31, 2007, we posted $5.7 million with our derivative counterparties.

Net cash flow from financing activities totaled $393.6 million and $11.1 million for the three months ended March 31, 2007 and 2008, respectively. During the three months ended March 31, 2007, we completed a follow-on public offering of 15,525,000 common shares at a price of $33.00 per share, raising $512.3 million before offering costs. The net proceeds of the offering, after our payment of $17.9 million in underwriting discounts and commissions and $1.3 million in offering expenses, were $493.1 million. In addition, during the three months ended March 31, 2007, we borrowed $486.6 million under our credit facilities. These increases for the three months ended March 31, 2007 were offset by the payments of $553.0 million under our credit facilities, including the payments of $398.1 million to repay borrowings under Amended Credit Facility No. 2 and $75.0 million to repay borrowings under the Revolving Credit Facility from the net proceeds of our follow-on public offering on February 13, 2007. We also paid $22.6 million in dividends which were declared in the fourth quarter of 2006, $5.4 million under our Securitization No. 1 and $3.8 million under our repurchase agreements.

During the three months ended March 31, 2008, we borrowed $325.6 million under our credit facilities. This increase was offset by payments of $142.2 million under our credit facilities, $65.5 million under our repurchase agreements as a result of the sale of our debt investments, $55.0 million in dividends which were declared in the fourth quarter of 2007, $32.7 million to terminate certain cash flow hedges on our credit facilities and repurchase agreements, and $15.7 million under our Securitization No. 1 and No. 2.

Debt Obligations

The following table provides a summary of our credit facilities at March 31, 2008:

Debt Obligation	Collateral	Commitment	Outstanding Borrowing	Interest Rate(1)	Final Stated Maturity
(Dollars in thousands)
Securitization No. 1	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	$521,725	$521,725	1M LIBOR + 0.27% = 3.09%	6/20/31
Securitization No. 2	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	1,140,319	1,140,319	1M LIBOR + 0.26% = 3.32%	6/14/37
Revolving Credit Facility(2)	Beneficial interests in subsidiaries	150,000	10,000	1M LIBOR + 2.00% = 4.56%	12/11/08
Amended Credit Facility No. 2(3)	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	1,000,000	846,373	1M LIBOR + 1.25% = 4.07%	12/15/08
2008-A Credit Facility(4)	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	300,000	93,294	1M LIBOR + 1.50% = 4.32%	8/04/08
747 PDP Credit Facility(5)	Interests in aircraft leases, rights under aircraft purchase contract, beneficial interest in entities and related interests	31,925	31,925	1M LIBOR + 1.00% = 3.82%	4/15/08
Repurchase Agreements	Securities available for sale	2,283	2,283	1M LIBOR + 0.50% = 3.18%	6/28/08
Total		$3,146,252	$2,645,919

(1)	LIBOR in effect at the applicable reset date.
(2)	On March 20, 2008, the parties to the Revolving Credit Facility entered into a fourth amendment to the Revolving Credit Facility, extending the Stated Termination Date (as defined therein) to December 11, 2008, and reducing the commitments of the lenders to make loans thereunder, or the Revolving Commitments, from $250.0 million to $150.0 million. The Revolving Commitments are further reduced to $100.0 million on June 30, 2008, $80.0 million on August 31, 2008, $60.0 million on September 30, 2008 and $40.0 million on October 31, 2008, with final maturity on December 11, 2008.
(3)	On March 20, 2008, the parties to Amended Credit Facility No. 2 entered into an amendment reducing the commitments of the lenders to make loans thereunder from $1.0 billion to $500.0 million, on any future date after which the loans outstanding under Amended Credit Facility No. 2 fall below $500.0 million.
(4)	On February 5, 2008, we entered into a senior secured credit agreement with two banks, or the 2008-A Credit Agreement, which we refer to as the 2008-A Credit Facility. The 2008-A Credit Facility provides for loans in an aggregate amount of up to $300.0 million, with borrowings under this credit facility being used to finance a portion of the purchase price of certain aircraft. Loans under the 2008-A Credit Facility mature on August 4, 2008 or, if the borrower exercises its extension option, which we refer to as the Extension Option, then the maturity date will be October 29, 2008. We refer to the period from August 4, 2008 to October 29, 2008 as the Extension Period.
(5)	On April 10, 2008, we paid the remaining balance of $31.9 million.

Credit Facilities

On March 20, 2008, the parties to the Revolving Credit Facility entered into a fourth amendment to the Revolving Credit Facility, extending the Stated Termination Date (as defined therein) to December 11, 2008, and reducing the commitments of the lenders to make loans thereunder, or the Revolving Commitments, from $250.0 million to $150.0 million. The Revolving Commitments are further reduced to $100.0 million on June 30, 2008, $80.0 million on August 31, 2008, $60.0 million on September 30, 2008 and $40.0 million on October 31, 2008, with final maturity on December 11, 2008. The fourth amendment also amends the Revolving Credit Facility so that Bear Stearns Corporate Lending Inc. will have no further Revolving Commitments or loans outstanding under the Revolving Credit Facility, with JPMorgan Chase Bank, N.A. and Citicorp North America, Inc. each funding one-half of the Revolving Commitments and the outstanding loans from the date of the fourth amendment. At March 31, 2008, there were $10.0 million in loans. The interest rate, including margin, applicable to loans under the Revolving Credit Facility at March 31, 2008 was 4.56% and we had $6.0 million of letters of credit outstanding under the Revolving Credit Facility. We are not permitted to pay dividends on our common shares to the extent a default or an event of default exists under our Revolving Credit Facility. We expect to modify or replace our Revolving Credit Facility before its current maturity of December 11, 2008.

On March 20, 2008, the parties to Amended Credit Facility No. 2 entered into an amendment reducing the commitments of the lenders to make loans thereunder from $1.0 billion to $500.0 million, on any future date after which the loans outstanding under Amended Credit Facility No. 2 fall below $500.0 million. Amended Credit Facility No. 2 matures on December 15, 2008. The interest rate, including margin, applicable to loans under Amended Credit Facility No. 2 at March 31, 2008 was 4.07%.

At March 31, 2008, we had borrowings of $846.4 million related to 36 aircraft under our Amended Credit Facility No. 2. During the second quarter of 2008, we plan to refinance a majority of these aircraft, as well as three additional aircraft that we expect to acquire during the first half of 2008, with long-term financing using a cost effective debt structure such as a non-recourse securitization or similar bank market financing. We believe that similar bank market financing would be available in a single, diversified portfolio transaction structured like a securitization or would also be available in a series of smaller financings. In addition, we expect to extend, modify or replace Amended Credit Facility No. 2 with a similar aircraft acquisition facility before its current maturity of December 15, 2008.

On February 5, 2008, we entered into a senior secured credit agreement with two banks, or the 2008-A Credit Agreement, which we refer to as the 2008-A Credit Facility. The 2008-A Credit Facility provides for loans in an aggregate amount of up to $300.0 million, with borrowings under this credit facility being used to finance a portion of the purchase price of certain aircraft. Loans under the 2008-A Credit Facility mature on August 4, 2008 or, if the borrower exercises its extension option, then the maturity date will be October 29, 2008, the outside maturity date following closing of the ACS 2008-1 Credit Facility (as defined below). We refer to the period from August 4, 2008 to October 29, 2008 as the Extension Period. Borrowings under the 2008-A Credit Facility bear interest (a) in the case of loans with an interest rate based on the applicable base rate, orABR, the ABR plus an applicable margin of 0.50% per annum, increasing to 1.50% per annum during the Extension Period or (b) in the case of loans with an interest rate based on the Eurodollar rate, orEDR, the EDR plus an applicable margin of 1.50% per annum, increasing to 2.50% per annum during the Extension Period. Additionally, we are subject to a 0.25% per annum fee, increasing to 0.375% per annum fee during the Extension Period, on any unused portion of the total committed facility.  We are also required to pay customary agency fees. The interest rate, including margin, applicable to loans under the 2008-A Credit Facility at March 31, 2008 was 4.32%.

On July 26, 2007, we made an accelerated payment to the relevant GAIF seller under our acquisition agreement with GAIF for three Boeing Model 747-400ERF and assumed a credit facility related to such 747-400ERF aircraft. Borrowings under this facility were used to finance progress payments made to Boeing during the manufacturing of the aircraft and bear interest at one-month

LIBOR plus 1.00% per annum, which at March 31, 2008 was 3.82%. The facility matured upon the delivery of the third and final 747-400ERF aircraft in April 2008 when we paid the remaining balance of $31.9 million under this facility.

On May 2, 2008 two of our subsidiaries entered into a seven year, $786.1 million term debt facility ( the ‘‘ACS 2008-1 Credit Facility’’) to finance a portfolio of 28 aircraft. The loans under the ACS 2008-1 Credit Facility were funded into an aircraft purchase escrow account on May 2, 2008. These loans will be released to us as the financed aircraft transfer into the facility. Proceeds from the financing will be used to repay related outstanding amounts for the aircraft under the Company’s Amended Credit Facility No. 2 and 2008-A Credit Facility. The loans will bear interest on a floating rate basis at a rate of one-month LIBOR plus 1.75% and will mature on May 2, 2015. We estimate that our aggregate up-front costs, including fees payable to the lenders and legal and professional service fees but excluding termination fees on our interest rate hedging contracts, will equal approximately $16.5 million. We will enter into interest rate hedging arrangements with respect to all or a substantial portion of the principal balance of the loans under the ACS 2008-1 Credit Facility in order to effectively pay interest at a fixed rate on all or a substantial portion of the loans. Our obligations under these hedging arrangements will be secured pari passu with the lenders and, accordingly, we do not expect that we will be obliged to pledge cash collateral to secure any loss in value should interest rates fall.

After transferring all of the 28 aircraft into the ACS 2008-1 Credit Facility, we expect to have ten aircraft with outstanding borrowings of $250.0 million in our Amended Credit Facility No. 2 and we expect to repay the outstanding balance under the 2008-A Credit Facility and terminate this facility.

From time to time, we also enter into repurchase agreements to finance certain of our securities available for sale. Repurchase agreements are agreements to sell securities to a counterparty with the simultaneous agreement to repurchase the same or substantially identical securities from the same counterparty at a later date with accrued interest. Repurchase agreements normally do not constitute economic sales and are therefore treated as collateralized financing transactions and are carried at the amount of cash received with the underlying securities sold continuing to be recognized as securities available for sale. Interest incurred on repurchase agreements is reported in interest expense. At March 31, 2008, we had one outstanding repurchase agreement totaling $2.3 million which provides for the payment of interest at one-month LIBOR plus 0.50%, or 3.18% per annum. The repurchase agreement provides for an original term to maturity of three months. If we cannot renew or replace this repurchase agreement as it matures, we will be required to repay it from internal funds or find alternative sources of financing, as to which no assurance can be given.

Our debt obligations contain various customary non-financial loan covenants. Such covenants do not, in management’s opinion, materially restrict our investment strategy or our ability to raise capital. We are in compliance with all of our loan covenants as of March 31, 2008.

Contractual Obligations

Our contractual obligations consist of principal and interest payments on variable rate liabilities, obligations under binding letters of intent to purchase aircraft and rent payments pursuant to our office leases. Total contractual obligations decreased from $4.60 billion at December 31, 2007 to approximately $4.29 billion at March 31, 2008 due primarily to:

•	The reduction of amounts owed under our Securitizations No. 1 and No. 2 due to principal payments made during the first quarter of 2008

•	Repayment of debt outstanding under our 747 PDP Credit Facility and our repurchase agreements;

•	The reduction of future amounts owed under our purchase obligations.

These reductions were partially offset by an increase in amounts outstanding under Amended Credit Facility No. 2, our 2008-A Credit Facility and our Revolving Credit Facility.

The following table presents our actual contractual obligations and their payment due dates as of March 31, 2008:

	Payments Due By Period as of March 31, 2008
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
	(Dollars in thousands)
Securitization No. 1(1)	$601,527	$39,385	$79,958	$205,999	$276,185
Securitization No. 2(2)	1,378,443	93,663	170,776	245,323	868,681
Revolving Credit Facility(3)	10,343	10,343	—	—	—
Amended Credit Facility No. 2(3)	872,329	872,329	—	—	—
2008-A Credit Facility(3)	94,884	94,884	—	—	—
747 PDP Credit Facility(3)(4)	32,006	32,006	—	—	—
Repurchase agreements(3)	2,304	2,304	—	—	—
Operating leases(5)	5,800	1,161	2,112	1,831	696
Purchase obligations(6)	1,295,186	267,676	689,918	337,592	—
Total	$4,292,822	$1,413,751	$942,764	$790,745	$1,445,562

(1)	Includes interest on variable rate, LIBOR-based instruments at the March 31, 2008 rate and principal payments based on amortization schedules through October 2015 that require the securitization cash flows be applied to the outstanding principal balance of the indebtedness so that the loan to assumed aircraft values are held constant until the securitization’s fifth anniversary, after which all excess cash flow is required to reduce the principal balances of the indebtedness. We expect that the securitization principal balance will be refinanced in full on or before June 2011.
(2)	Includes interest on variable rate, LIBOR-based instruments at the March 31, 2008 rate and principal payments based on amortization schedules through February 2018 that require the securitizations’ cash flows be applied to the outstanding principal balance of the indebtedness so that the loan to assumed aircraft values are held constant until the securitization’s fifth anniversary, after which all excess cash flow is required to reduce the principal balances of the indebtedness. We expect that the securitization principal balance will be refinanced in full on or before June 2012.
(3)	Includes interest on variable rate, LIBOR-based instruments at the March 31, 2008 rate.
(4)	On April 10, 2008, we paid the remaining balance.
(5)	Represents contractual payments on our office leases in Stamford, Connecticut, Dublin, Ireland and Singapore.
(6)	At March 31, 2008, we had purchase agreements or binding letters of intent to acquire 20 aircraft, including 15 from Airbus. Purchase agreements and binding letters of intent are subject to certain conditions to closing and there can be no assurance that such conditions will be satisfied and these acquisitions consummated.

However, there can be no assurance that we will be able to adequately protect against this risk and will ultimately realize an economic benefit from our hedging strategies or recover the full value of the securities underlying our repurchase agreements in the event of a default by a counterparty.

Capital Expenditures

We make capital expenditures from time to time in connection with improvements made to our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the three months ended March 31, 2007 and 2008, we incurred a total of $1.3 million and $6.1 million, respectively, of capital expenditures related to the acquisition of aircraft.

As of March 31, 2008, the weighted average (by net book value) age of our aircraft was approximately 10.2 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Under our leases, the lessee is primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement. At March 31, 2008, we held $230.6 million of maintenance reserves. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by, or on behalf of, the lessee.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2008.

Foreign Currency Risk and Foreign Operations

At March 31, 2008, all of our leases are payable to us in U.S. dollars. However, we incur Euro and Singapore dollar-denominated expenses in connection with our subsidiary in Ireland and branch office in Singapore. As of March 31, 2008, 11 of our 68 employees were based in Ireland and three employees were based in Singapore. For the three months ended March 31, 2008, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated approximately $2.1 million in U.S. dollar equivalents and represented approximately 19% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, it is likely that our international operations and our exposure to foreign currency risk will increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases we may enter into hedging transactions in the future to mitigate this risk. For the three months ended March 31, 2007 and 2008, we incurred insignificant net gains and losses on foreign currency transactions.

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

As of March 31, 2008, if interest rates were to increase by 100 basis points, we would expect the annual interest expense on our credit facilities to increase by approximately $3.0 million on an annualized basis, net of amounts received from our interest rate hedges.

Margin Calls

Our repurchase agreements and interest rate derivative instruments are, in some cases, subject to margin calls based on the value of the underlying security and the level of interest rates. Margin calls resulting from decreases in the value of our debt instruments or mark-to-market losses on our derivative instruments due to decreasing interest rates could require that we post additional collateral. Management believes that we maintain adequate cash reserves and liquidity to meet any reasonably possible margin calls resulting from these risks, but can make no assurances that we will have adequate additional collateral under all potential scenarios. At December 31, 2007 and March 31, 2008, we had margin deposits in the amount of $35.9 million and $76.5 million, respectively. As of May 2, 2008, the aggregate fair value of our interest rate swaps and our interest rate forward contracts was a liability of $167.7 million and we had pledged $57.4 million in cash collateral required under certain of our interest rate swaps and our interest rate forward contracts.

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

As of March 31, 2008, we had pledged $76.5 million to satisfy margin calls under our hedging contracts, and if interest rates were to decrease by one basis point, we would expect to be required to pledge an additional approximately $0.8 million to satisfy margin calls under our interest rate hedging arrangements.

We held the following interest rate derivative contracts as of March 31, 2008 (in thousands of dollars):

Hedged Item	Current/ Starting Notional Amount	Effective Date	Mandatory Early Termination Date	Maturity Date	Future Maximum Notional Amount	Floating Rate	Fixed Rate	Fair Value of Derivative Asset or (Liability)
Securitization No. 1	$521,725	Jun-06	N/A	Jun-16	$521,725	1M LIBOR + 0.27%	5.78%	$(53,603)
Securitization No. 2	1,140,319	Jun-07	N/A	Jun-12	1,140,319	1M LIBOR	5.25% to 5.36%	(92,417)
Revolving Credit Facility	28,000	Jun-07	Dec-11	Jan-12	203,000	1M LIBOR	4.89%	(7,528)
Amended Credit Facility No. 2	240,000	Jun-07	Jun-08	Feb-13	240,000	1M LIBOR	4.88%	(17,256)
Amended Credit Facility No. 2 and 747 PDP Credit Facility	220,000	Aug-07	Nov-08	May-13	220,000	1M LIBOR	5.33%	(17,632)
Future debt and securitization	190,000	Jan-08	Feb-09	Feb-19	360,000	1M LIBOR	5.16%	(33,180)
Future debt and securitization	5,000	May-08	Sep-09	Mar-14	55,000	1M LIBOR	5.41%	(4,818)
Future debt and securitization	46,000	Apr-10	Nov-11	Oct-15	231,000	1M LIBOR	5.17%	(8,647)
Future debt and securitization	95,000	Jan-11	May-12	Apr-16	238,000	1M LIBOR	5.23%	(7,068)
Future debt and securitization	143,000	Jul-11	Oct-12	Sep-16	238,000	1M LIBOR	5.27%	(5,917)
Repurchase Agreement(1)	—	N/A	N/A	N/A	—	N/A	N/A	(175)
Repurchase Agreement	2,900	Jun-05	N/A	Mar-13	2,900	1M LIBOR	4.21%	(124)
Total	$2,631,944				$3,449,944			$(248,365)

(1)	In March 2008, we terminated this interest rate swap with a notional amount of $5,000, which was settled on April 1, 2008.

Of the $248.4 million fair value of our derivative liability at March 31, 2008, $179.5 million of the liability is counterparties or guarantors of these counterparties rated AA3 or above by Standard & Poors and $68.9 million is with counterparties rated Baa3 – Baa1 by Standard & Poors. The total current/starting notional amount with counterparties or guarantors of these counterparties rated AA3 or above is $1.85 billion and $777.0 million with counterparties rated Baa3 – Baa1.

In February 2008, we terminated an interest rate swap, with notional amounts of $39.0 million as of December 31, 2007 and $33.0 million as of the termination date, related to a repurchase agreement whose underlying securities were sold, resulting in a loss of $0.9 million, which is included in interest expense on the consolidated statement of income.

In March 2008, we terminated an interest rate swap with a notional amount of $150.0 million and partially terminated an interest rate swap with a notional of $440.0 million, resulting in a net deferred loss of $31.8 million, which will be amortized into interest expense using the interest rate method. These swaps were hedging interest payments related to borrowings under Amended Credit Facility No. 2. For the three months ended March 31, 2008, $0.2 million was reclassified into interest expense on the consolidated statement of income.

For the three months ended March 31, 2007 and 2008, we recognized ineffectiveness losses of $0 million and $2.0 million related to our cash flow hedges. These amounts are included in interest expense on the consolidated statements of income.

As of March 31, 2008, we had pledged $76.5 million in cash collateral under our interest rate swaps and our interest rate forward contracts, which is included in other assets on our consolidating balance sheet.

We will enter into interest rate hedging arrangements with respect to all or a substantial portion of the principal balance of the loans under the ACS 2008-1 Credit Facility in order to effectively pay interest at a fixed rate on all or a substantial portion of the loans. Our obligations under these hedging arrangements will be secured pari passu with the lenders and, accordingly, we do not expect that we will be obliged to pledge cash collateral to secure any loss in value should interest rates fall.

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

EBITDA is not an alternative to net income, income from operations or cash flows provided by or used in operations as calculated and presented in accordance with GAAP. You should not rely on EBITDA as a substitute for any such GAAP financial measure. We strongly urge you to review the reconciliation of EBITDA to GAAP net income (loss), along with our consolidated financial statements included elsewhere in this quarterly report. We also strongly urge you to not rely on any single financial measure to evaluate our business. In addition, because EBITDA is not a measure of financial performance under GAAP and is susceptible to varying calculations, the EBITDA measure, as presented in this quarterly report, may differ from, and may not be comparable to, similarly titled measures used by other companies. The table below shows the reconciliation of net income (loss) to EBITDA for the three months ended March 31, 2007 and 2008.

	Three Months Ended March 31,
(Dollars in thousands)	2007	2008
Net income	$21,541	$31,637
Depreciation	21,633	48,215
Amortization	(1,659)	(2,646)
Interest, net	16,730	41,011
Income tax provision	1,905	1,714
Earnings from discontinued operations, net of income taxes	(684)	—
EBITDA	$59,466	$119,931

40

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes through our securities portfolio, our variable rate liabilities and our interest rate swap and forward contracts. Increases in interest rates could decrease the fair value of our debt investments, increase the amount of interest payments on our variable rate debt and reduce the spread we earn between our generally fixed-rate revenues and our variable rate interest expense. We enter into interest rate swaps and forward contracts to minimize the risks associated with our variable rate debt. Decreases in interest rates would decrease the value of our interest rate hedging contracts, which may result in margin calls from our hedge counterparties pursuant to which we are required to pledge cash collateral to secure such a loss in value. As of March 31, 2008, we had pledged $76.5 million in cash collateral under our interest rate swaps and our interest rate forward contracts, as identified in the table below, and a change in swap rates equal to one basis point will result in a change in the required cash collateral amount approximately equal to $0.8 million. As of May 2, 2008, the aggregate fair value of our interest rate swaps and our interest rate forward contracts was a liability of $167.7 million and we had pledged $57.4 million in cash collateral required under certain of our interest rate swaps and our interest rate forward contracts.

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

	Face/Notional/ Market Value amount		Face/Notional Amount Maturing Twelve Months Ended March 31,						Fair Value
(Dollars in thousands)	December 31, 2007	March 31, 2008	2009	2010	2011	2012	2013	Thereafter	March 31, 2008	December 31, 2007
Fixed Rate Assets
Securities Available for Sale (1)	$101,340	$25,057	$1,349	$6,555	$737	$664	$721	$15,031	$22,374	$99,118
Weighted average coupon rate, end of period	7.77%	7.82%	7.84%	8.13%	8.14%	8.15%	8.16%	8.16%
Security Held Until Maturity (2)	$13,897	$—	$—	$—	$—	$—	$—	$—	$—	$13,897
Average interest rate	8.88%	N/A
Variable Rate Liabilities
Borrowed under Credit Facilities (3)(4)(5)	$798,186	$981,592	$981,592	$—	$—	$—	$—	$—	$981,592	$798,186
Weighted average interest rate end of period	6.26%	4.09%
Securitized Notes
Notes Issued	$1,677,736	$1,662,044	$79,523	$66,446	$84,705	$136,780	$229,542	$1,065,048	$1,574,352	$1,623,522
Weighted average interest rate, end of period	5.44%	3.25%	2.57%	2.71%	3.01%	3.33%	3.60%
Repurchase Obligations(1)	$67,744	$2,283	$—	$—	$—	$—	$—	$—	$2,283	$67,744
Weighted average interest rate, end of period	5.74%	3.18%
Interest Rate Swaps Related to Repurchase Obligations
Pay fixed/receive variable (1)	$46,900	$2,900	$—	$—	$—	$—	$—	$2,900	$(299)	$(633)
Weighted average pay fixed rate	4.96%	4.21%	4.21%	4.21%	4.21%	4.21%	4.21%
Weighted average receive variable rate, end of period	4.61%	2.68%	2.31%	2.45%	2.74%	3.07%	3.34%
Interest Rate Forwards Related to Securitization No. 1
Notional Amounts	$527,396	$521,725	$23,384	$24,528	$25,708	$85,598	$36,951	$325,556	$(53,603)	$(33,842)
Weighted average pay fixed rate	5.78%	5.78%	5.78%	5.78%	5.78%	5.78%	5.78%
Weighted average receive variable rate, end of period	4.87%	2.82%	2.58%	2.72%	3.01%	3.34%	3.61%
Interest Rate Forwards Related to Securitization No. 2
Notional Amounts	$1,150,339	$1,140,319	$56,139	$41,918	$58,996	$53,541	$929,725	$—	$(92,417)	$(54,110)
Weighted average pay fixed rate	5.26%	5.26%	5.25%	5.25%	5.30%	5.30%
Weighted average receive variable rate, end of period	4.60%	3.06%	2.31%	2.45%	2.74%	3.07%
Interest Rate Forwards Related to Credit Facility No. 2 and Future Borrowing
Notional Amounts (6)	$860,000	$678,000	$(218,000)	$(91,000)	$(242,000)	$(184,000)	$261,000	$1,152,000	$(102,046)	$(65,803)
Weighted average pay fixed rate	5.05%	5.10%	5.12%	5.09%	5.12%	5.18%	5.23%
Weighted average receive variable rate, end of period	4.60%	2.82%	2.31%	2.45%	2.74%	3.07%	3.34%

(1)	In February 2008, we terminated an interest rate swap, with notional amounts of $39,000 at December 31, 2007 and $33,000 as of the termination date, related to two of our debt investments which were sold. We repaid the outstanding balance under the related repurchase agreement and paid breakage fees and accrued interest. In March 2008, we terminated an interest rate swap with a notional amount of $5,000, which was settled on April 1, 2008, related to one of our repurchase agreements which was not refinanced when it became due on March 15, 2008.
(2)	In 2007, we acquired a loan secured by a commercial jet aircraft that was classified as held to maturity at December 31, 2007. The loan matured on December 17, 2007, and had an outstanding balance of $13,897 at December 31, 2007. The borrower elected not to repay the loan at maturity and, accordingly, we took ownership of this aircraft in March 2008.

(3)	On March 20, 2008, the parties to the Revolving Credit Facility entered into a fourth amendment to the Revolving Credit Facility, extending the Stated Termination Date (as defined therein) to December 11, 2008, and reducing the commitments of the lenders to make loans thereunder, or the Revolving Commitments, from $250,000 to $150,000. The Revolving Commitments are further reduced to $100,000 on June 30, 2008, $80,000 on August 31, 2008, $60,000 on September 30, 2008 and $40,000 on October 31, 2008, with final maturity on December 11, 2008.
(4)	On March 20, 2008, the parties to Amended Credit Facility No. 2 entered into an amendment reducing the commitments of the lenders to make loans thereunder from $1,000,000 to $500,000, on any future date after which the loans outstanding under Amended Credit Facility No. 2 fall below $500,000.
(5)	On February 5, 2008, we entered into a senior secured credit agreement with two banks, or the 2008-A Credit Agreement, which we refer to as the 2008-A Credit Facility. The 2008-A Credit Facility provides for loans in an aggregate amount of up to $300,000, with borrowings under this credit facility being used to finance a portion of the purchase price of certain aircraft. Loans under the 2008-A Credit Facility mature on August 4, 2008 or, if the borrower exercises its extension option, which we refer to as the Extension Option, then the maturity date will be October 29, 2008.
(6)	In March 2008, we terminated an interest rate swap with a notional amount of $150,000 and partially terminated an interest rate swap with a notional of $440,000, leaving a notional amount of $240,000.

Item 4.    Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The term ‘‘disclosure controls and procedures’’ is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. — Other Information

Item 1.    Legal Proceedings

The Company is not a party to any material legal or adverse regulatory proceedings.

Item 1A.    Risk Factors

There have been no material changes to the disclosure related to the risk factors described in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2007.

Item 6.    Exhibits

Exhibit No.	Description of Exhibit
2.1	Asset Purchase Agreement, dated as of January 21, 2007, by and among the Sellers listed on Schedule 1-A, each of which is a direct or indirect subsidiary of Guggenheim Aviation Investment Fund, LP, a Delaware limited partnership, and the Purchasers listed on Schedule 1-B, each of which is a direct or indirect subsidiary of Aircastle Limited, a Bermuda exempted company.††
3.1	Memorandum of Association†
3.2	Bye-laws†
4.1	Specimen Share Certificate†
4.2	Amended and Restated Shareholders Agreement among Aircastle Limited and Fortress Investment Fund III LP, Fortress Investment Fund III (Fund B) LP, Fortress Investment Fund III (Fund C) LP, Fortress Investment Fund III (Fund D) L.P., Fortress Investment Fund III (Fund E) LP, Fortress Investment Fund III (Coinvestment Fund A) LP, Fortress Investment Fund III (Coinvestment Fund B) LP, Fortress Investment Fund III (Coinvestment Fund C) LP, Fortress Investment Fund III (Coinvestment Fund D) L.P., Drawbridge Special Opportunities Fund LP, Drawbridge Special Opportunities Fund Ltd. and Drawbridge Global Macro Master Fund Ltd.†
10.1	Credit Agreement (2008-A), dated as of February 5, 2008, by and among Aircastle Investment Holdings 3 Limited and certain Borrowing Affiliates, as Borrowers, JPMorgan Chase Bank, N.A. and Calyon New York Branch, as Lenders, JPMorgan Chase Bank, N.A., as Agent, and J.P. Morgan Securities Inc. and Calyon New York Branch, as Joint Lead Arrangersˆ
10.2	Fourth Amendment, dated as of March 19, 2008, to the Credit Agreement (2006-B), dated as of December 15, 2006, by and among Aircastle Limited, Aircastle Holding Corporation Limited and Aircastle Ireland Holding Limited, as Borrowers, JPMorgan Chase Bank, N.A., as Agent, and certain lenders from time to time parties theretoˆ ˆ
10.3	Third Amendment, dated as of March 19, 2008 to the Amended and Restated Credit Agreement (2006-A), dated as of December 15, 2006, by and among Aircastle Investment Holdings 2 Limited, Aircastle Ireland No. 1 Limited, Aircastle Ireland No. 3 Limited, and other borrowers, as Borrowers, JPMorgan Chase Bank, N.A., as Agent, and certain lenders from time to time parties theretoˆ ˆ
10.4	Credit Agreement (2008-B), dated as of May 2, 2008, by and among ACS 2008-1 Limited and ACS Aircraft Finance Ireland 3 Limited, as Borrowers, each lender from time to time party thereto, as Lenders, Calyon New York Branch, as Sole Bookrunner and Facility Agent, and Calyon New York Branch, HSH Nordbank AG, KfW Ipex-Bank GmbH and DVB Bank AG, as Joint Lead Arrrangersˆ ˆ ˆ
10.5	Intercreditor Agreement, dated as of May 2, 2008, by and among ACS 2008-1 Limited, as Borrower, ACS Aircraft Finance Ireland 3 Limited, as Guarantor, Aircastle Advisor LLC, as Administrative Agent, Calyon New York Branch, as Facility Agent, Collateral Agent and Liquidity Facility Provider, and Deutsche Bank Trust Company Americas, as Operating Bankˆ ˆ ˆ

Exhibit No.	Description of Exhibit
10.6	Intercreditor Agreement, dated as of May 2, 2008, by and among ACS Aircraft Finance Ireland 3 Limited, as Borrower, ACS 2008-1 Limited, as Guarantor, Aircastle Advisor LLC, as Administrative Agent, Calyon New York Branch, as Facility Agent, Collateral Agent and Liquidity Facility Provider and Deutsche Bank Trust Company Americas, as Operating Bankˆ ˆ ˆ
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Owned Aircraft Portfolio at March 31, 2008

†	Incorporated by reference to the Company’s registration statement on Form S-1, filed with the SEC on June 2, 2006, as amended on July 10, 2006, July 25, 2006 and August 2, 2006.
††	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on January 25, 2007.
ˆ	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on February 6, 2008.
ˆ ˆ	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on March 24, 2008.
ˆ ˆ ˆ	Incorporated by reference to Amendment No. 1 to the Company’s current report on Form 8-K filed with the SEC on May 5, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2008

AIRCASTLE LIMITED (Registrant)

By:	/s/ Aaron Dahlke
Aaron Dahlke
Chief Accounting Officer and Authorized Officer