Form 10-Q
period 2008-06-30
Aircastle LTD
filed 2008-08-08
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File number 001-32959

AIRCASTLE LIMITED
(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	98-0444035 (IRS Employer Identification No.)

c/o Aircastle Advisor LLC 300 First Stamford Place, 5th Floor Stamford, CT (Address of principal executive offices)	06902 (Zip Code)

Registrant’s telephone number, including area code  (203) 504-1020

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

As of August 1, 2008, there were 78,587,011 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries

Form 10-Q

PART I. — FINANCIAL INFORMATION

Item 1.	Financial Statements

Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,	June 30,
	2007	2008
		(unaudited)

ASSETS
Cash and cash equivalents	$13,546	$76,947
Accounts receivable	4,957	6,688
Debt investments	113,015	20,664
Restricted cash and cash equivalents	161,317	188,141
Flight equipment held for lease, net of accumulated depreciation of $189,737 and $285,570	3,807,116	4,080,903
Aircraft purchase deposits and progress payments	245,331	82,258
Leasehold improvements, furnishings and equipment, net of accumulated depreciation of $1,335 and $1,709	1,391	1,351
Fair value of derivative assets	—	2,490
Other assets	80,969	57,052

Total assets	$4,427,642	$4,516,494

LIABILITIES AND SHAREHOLDERS’ EQUITY LIABILITIES
Borrowings under credit facilities	$798,186	$255,189
Borrowings from securitizations and term debt financings	1,677,736	2,414,367
Accounts payable, accrued expenses and other liabilities	65,967	66,866
Dividends payable	55,004	19,647
Lease rentals received in advance	31,016	26,698
Repurchase agreements	67,744	—
Security deposits	74,661	72,912
Maintenance payments	208,363	244,550
Fair value of derivative liabilities	154,388	99,465

Total liabilities	3,133,065	3,199,694

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 250,000,000 shares authorized, 78,574,657 shares issued and outstanding at December 31, 2007; and 78,587,011 shares issued and outstanding at June 30, 2008	786	786
Additional paid-in capital	1,468,140	1,470,090
Dividends in excess of earnings	(48,960)	(21,269)
Accumulated other comprehensive loss	(125,389)	(132,807)

Total shareholders’ equity	1,294,577	1,316,800

Total liabilities and shareholders’ equity	$4,427,642	$4,516,494

The accompanying notes are an integral part of the condensed consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008

Revenues:
Lease rentals	$81,926	$144,291	$149,284	$277,918
Interest income	2,728	614	5,316	1,905
Other revenue	460	490	519	528

Total revenues	85,114	145,395	155,119	280,351

Expenses:
Depreciation	27,764	51,605	49,398	99,820
Interest, net	19,345	51,319	36,077	92,330
Selling, general and administrative	10,448	11,354	18,944	22,843
Other expense	380	597	761	1,242

Total operating expenses	57,937	114,875	105,180	216,235

Other income:
Gain on sale of aircraft.	—	5,126	—	5,126
Other	1,154	1,328	1,154	1,083

Total other income	1,154	6,454	1,154	6,209

Income from continuing operations before income taxes	28,331	36,974	51,093	70,325
Income tax provision	1,173	1,633	3,078	3,347

Income from continuing operations	27,158	35,341	48,015	66,978
Earnings from discontinued operations, net of income taxes	10,910	—	11,594	—

Net income	$38,068	$35,341	$59,609	$66,978

Basic earnings per share:
Income from continuing operations	$0.41	$0.45	$0.77	$0.86
Earnings from discontinued operations, net of income taxes	0.16	—	0.18	—

Net income per share	$0.57	$0.45	$0.95	$0.86

Diluted earnings per share:
Income from continuing operations	$0.41	$0.45	$0.77	$0.86
Earnings from discontinued operations, net of income taxes	0.16	—	0.18	—

Net income per share	$0.57	$0.45	$0.95	$0.86

Dividends declared per share	$0.60	$0.25	$1.10	$0.50

The accompanying notes are an integral part of the condensed consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2008

Cash flows from operating activities:
Net income	$59,609	$66,978
Adjustments to reconcile net income to net cash provided by operating activities (inclusive of amounts related to discontinued operations):
Depreciation	50,158	99,712
Amortization of deferred financing costs	3,166	6,787
Amortization of lease premiums and discounts, and other related lease items	(3,493)	(5,216)
Deferred income taxes	(3,109)	2,604
Accretion of purchase discounts on debt investments	(405)	(277)
Non-cash share based payment expense	4,046	3,213
Cash flow hedges reclassified into earnings	(2,110)	595
Ineffective portion of cash flow hedges	(418)	6,027
Gain on sale of flight equipment	(10,219)	(5,126)
Loss on sale of investments	—	245
Other	(1,154)	(918)
Changes in certain assets and liabilities:
Accounts receivable	2,222	(1,731)
Restricted cash and cash equivalents	(22,872)	(26,686)
Other assets	(2,269)	1,318
Accounts payable, accrued expenses and other liabilities	5,187	(2,705)
Payable to affiliates	—	(200)
Lease rentals received in advance	3,604	(4,110)
Security deposits and maintenance payments	67,790	39,110

Net cash provided by operating activities	149,733	179,620

Cash flows from investing activities:
Acquisition and improvement of flight equipment	(1,070,216)	(221,310)
Aircraft purchase deposits and progress payments, net of return deposits	(88,413)	8,974
Proceeds from sale of flight equipment	34,946	21,366
Purchase of debt investments	(15,251)	—
Proceeds from sale of debt investments	—	65,335
Principal repayments on debt investments	13,372	11,467
Margin call payments on derivatives and repurchase agreements	(5,694)	(296,605)
Margin call receipts on derivatives and repurchase agreements	9,382	330,943
Leasehold improvements, furnishings and equipment	(259)	(334)

Net cash used in investing activities	(1,122,133)	(80,164)

Cash flows from financing activities:
Issuance of common shares in public offerings, net	493,056	—
Issuance, net of repurchases, of common shares to directors and employees	852	(1,263)
Proceeds from securitizations and term debt financings	1,170,000	786,135
Securitization and term debt financing repayments	(10,866)	(49,504)
Restricted cash and cash equivalents related to unreleased securitization and credit facility borrowings	(500,565)	(138)
Deferred financing costs	(11,552)	(17,568)
Credit facility borrowings	1,009,779	482,723
Credit facility repayments	(1,112,902)	(1,025,720)
Proceeds from terminated cash flow hedges	8,936	—
Payments for terminated cash flow hedges	—	(68,332)
Proceeds from repurchase agreements	894	—
Principal repayments on repurchase agreements	(9,425)	(67,744)
Dividends paid	(56,211)	(74,644)

Net cash provided by (used in) financing activities	981,996	(36,055)

Net increase in cash and cash equivalents	9,596	63,401
Cash and cash equivalents at beginning of period	58,118	13,546

Cash and cash equivalents at end of period	$67,714	$76,947

The accompanying notes are an integral part of the condensed consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2008

Note 1.	Summary of Significant Accounting Policies

Organization

Aircastle Limited, (“Aircastle,” the “Company,” “we,” “us,” or ”our”) is a Bermuda exempted company that was incorporated on October 29, 2004 by funds managed by affiliates of Fortress Investment Group LLC and certain of its affiliates (together, the “Fortress Shareholders” or ”Fortress,”) under the provisions of Section 14 of the Companies Act of 1981 of Bermuda. Aircastle’s business is investing in aviation assets, including acquiring, selling, managing and leasing commercial jet aircraft to airlines throughout the world and investing in aircraft related debt investments.

Basis of Presentation

Aircastle is a holding company that conducts its business through subsidiaries. Aircastle owns, directly or indirectly, all of the outstanding common shares or economic ownership interest of its subsidiaries. The consolidated financial statements presented are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

The accompanying consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting and, in our opinion, reflect all adjustments, including normal recurring items, which are necessary to present fairly the results for interim periods. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC; however, we believe that the disclosures are adequate to make information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Effective January 1, 2008, the Company adopted Financial Accountings Standards Board (“FASB”) Statement of Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which permits an entity to measure certain eligible financial assets and financial liabilities at fair value that are not currently measured at fair value. The company did not elect to measure any additional financial instruments at fair value for its financial assets and liabilities existing at January 1, 2008 and did not elect the fair value option on financial assets and liabilities transacted in the six months ended June 30, 2008. Therefore, the adoption of SFAS No. 159 had no impact on the Company’s consolidated financial statements.

Also effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (See Note 2 — Fair Value Measurements). This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2 (“FSP No. 157-2”) which defers the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). FSP No. 157-2 will apply to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are currently evaluating the requirements of the deferred provisions of this statement and have not determined the impact, if any, that adoption of the deferred provisions will have on our consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2008

Principles of Consolidation

The consolidated financial statements include the accounts of Aircastle and all of its subsidiaries. Aircastle consolidates three Variable Interest Entities in accordance with FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) of which Aircastle is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We do not expect the adoption of SFAS No. 161 to have a material effect on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impacts of SFAS No. 162 on its consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP No. EITF 03-6-1”). FSP No. EITF 03-6-1 addresses whether unvested share-based payment awards with rights to receive dividends or dividend equivalents should be considered as participating securities for the purposes of applying the two-class method of calculating earnings per share (“EPS”) under SFAS No. 128, Earnings per Share. The FASB staff concluded that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing EPS. FSP No. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years (early application is not permitted), and also requires that all prior-period EPS data presented be adjusted retrospectively. The Company is currently evaluating the potential impacts of FSP No. EITF 03-6-1 on its consolidated financial statements.

Note 2.	Fair Value Measurements

As described in Note 1 — Summary of Significant Account Policies, we adopted SFAS No. 157, Fair Value Measurements, for financial assets and liabilities as of January 1, 2008. This standard defines fair value, provides a consistent framework for measuring fair value and expands certain disclosures. SFAS No. 157 clarifies that fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. SFAS No. 157 requires the use of

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2008

valuation techniques to measure fair value that maximize the use of observable inputs and minimize use of unobservable inputs. These inputs are prioritized as follows:

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

The following table sets forth our financial assets and liabilities as of June 30, 2008 that we measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value	Fair Value Measurements at June 30, 2008
	As	Using Fair Value Hierarchy
	Of June 30,				Valuation
	2008	Level 1	Level 2	Level 3	Technique

Assets:
Cash and cash equivalents	$76,947	$76,947	$—	$—	Market
Restricted cash and cash equivalents	188,141	188,141	—	—	Market
Debt investments	20,664	2,686	17,978	—	Market/Income
Derivative assets	2,490	—	—	2,490	Income

Total	$288,242	$267,774	$17,978	$2,490

Liabilities:
Derivative liabilities	$99,465	$—	$98,490	$975	Income

Our cash and cash equivalents, along with our restricted cash and cash equivalents balances, consists largely of money market securities that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as level 1 within our fair value hierarchy. Our debt investments included within Level 1 are valued based on quoted market prices in active markets. When quoted prices in an active market are not available, fair values are estimated by using discounted cash flow methodologies, where the inputs to those models are based on observable market inputs of similar securities in active markets. Our derivatives included in level 2 consist of United States dollar denominated interest rate swaps, and their fair values are determined using cash flows discounted at relevant market interest rates in effect at the period close.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2008

Our derivatives included in level 3 consist of United States dollar denominated interest rate swaps with a guaranteed notional balance. The guaranteed notional balance has a lower and upper notional band. The fair value of the interest rate swap is determined based on the upper notional band using cash flows discounted at the relevant market interest rates in effect at the period close. The range of the guarantee notional between the upper and lower band represents a premium that is valued on unobservable market inputs.

The following tables reflects the activity for the major classes of our assets and liabilities measured at fair value using level 3 inputs for the six months ended June 30, 2008:

	Derivative	Derivative
	Assets	Liabilities	Total

Balance as of December 31, 2007	$—	$—	$—
Unrealized gains (losses)	2,490	(975)	1,515

Balance as of June 30, 2008	$2,490	$(975)	$1,515

There were no assets and liabilities measured at fair value on a nonrecurring basis.

Note 3.	Lease Rentals and Flight Equipment Held for Lease

The components of lease rentals on our consolidated statement of income for the three and six months ended June 30, 2007 and 2008 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008

Lease rental revenue	$80,153	$137,647	$145,852	$268,628
Amortization of lease premiums (discounts)	1,773	2,502	3,432	5,148
Maintenance payments(1)	—	4,142	—	4,142

Total lease rentals	$81,926	$144,291	$149,284	$277,918

(1)	The amount by which maintenance payments received from lessees under leases expiring in the relevant period exceed amounts paid for relevant maintenance events.

Minimum future annual lease rentals contracted to be earned from flight equipment held for lease at June 30, 2008 were as follows:

Year Ending December 31,	Amount

Remainder of 2008	$268,032
2009	511,672
2010	459,379
2011	398,190
2012	335,128
2013	235,099
Thereafter	521,289

Total	$2,728,789

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2008

Geographic concentration of lease rentals earned from flight equipment held for lease was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Region	2007	2008	2007	2008

Europe	46%	45%	45%	45%
Asia	27%	24%	26%	25%
North America	18%	12%	20%	12%
Latin America	6%	9%	6%	8%
Middle East and Africa	3%	10%	3%	10%

Total	100%	100%	100%	100%

The classification of regions in the table above and the table and discussion below is determined based on the principal location of the lessee of each aircraft.

For the three months ended June 30, 2007, one customer accounted for 13% of lease rental revenue and two additional customers accounted for a combined 13% of lease rental revenue. No other customer accounted for more than 5% of lease rental revenue. For the three months ended June 30, 2008, one customer accounted for 8% of lease rental revenue and four additional customers accounted for a combined 21% of lease rental revenue. No other customer accounted for more than 4% of lease rental revenue.

For the six months ended June 30, 2007, one customer accounted for 15% of lease rental revenue and three additional customers accounted for a combined 19% of lease rental revenue. No other customer accounted for more than 5% of lease rental revenue. For the six months ended June 30, 2008, one customer accounted for 8% of lease rental revenue and four additional customers accounted for a combined 20% of lease rental revenue. No other customer accounted for more than 4% of lease rental revenue.

Geographic concentration of net book value of flight equipment held for lease was as follows:

	December 31, 2007		June 30, 2008
	Number of	Net Book	Number of	Net Book
Region	Aircraft	Value%	Aircraft	Value%

Europe(1)(2)	65	47%	64	47%
Asia(3)	35	27%	34	23%
North America(1)(4)	13	10%	14	11%
Latin America	12	7%	11	7%
Middle East and Africa	8	9%	10	12%
Off-lease(5)	—	—%	2	—%

Total	133	100%	135	100%

(1)	At December 31, 2007, includes one Boeing Model 747-400 aircraft in Europe and one Boeing Model 747-400 aircraft in North America which were being converted to freighter configuration for which we have an executed lease post-conversion with a carrier in each of these geographic regions.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2008

(2)	At June 30, 2008, includes one Airbus Model A320-200 aircraft that was undergoing maintenance as of June 30, 2008 for which we have an executed lease and which was delivered during the third quarter of 2008.

(3)	Includes one Boeing Model 747-400 aircraft currently on short-term lease in passenger configuration to an airline in Asia. This aircraft was scheduled to go into freighter conversion in the fourth quarter of 2008. In July 2008, we terminated the freighter conversion agreement for this aircraft and have signed an agreement to sell this aircraft to a third party following lease expiry.

(4)	At June 30, 2008, includes one Boeing Model 747-400 aircraft in North America which was being converted to freighter configuration for which we have an executed lease post-conversion with a carrier in this geographic region.

(5)	At June 30, 2008, includes one off-lease Boeing Model 757-200 aircraft and one off-lease Boeing Model 737-300 for which we have signed letters of intent with new carriers.

As of December 31, 2007 and June 30, 2008, lease premiums included in other assets on the consolidated balance sheets were $6,891 and $4,938, respectively, and lease discounts included in other liabilities on the consolidated balance sheets were $30,923 and $23,822, respectively.

At December 31, 2007 and June 30, 2008, lease acquisition costs included in other assets on the consolidated balance sheets were $417 and $293, respectively. Prepaid lease incentive costs included in other assets on the consolidated balance sheets were $586 at both December 31, 2007 and June 30, 2008.

Note 4.	Debt Investments

In February 2008, we sold two of our debt investments for $65,335, plus accrued interest. We repaid the outstanding balance of $52,303, plus accrued interest, under the related repurchase agreement. Additionally, we terminated the related interest rate swap and paid breakage fees and accrued interest of approximately $1,040.

In 2007, we acquired a loan secured by a commercial jet aircraft that was classified as held to maturity. The loan had an outstanding balance of $13,567 at maturity, which we believe approximated its fair value. The borrower elected not to repay the loan at maturity and, accordingly, we took ownership of this aircraft during the first quarter of 2008.

As of June 30, 2008, all of our debt investments classified as available-for-sale were U.S. corporate obligations. These debt obligations are interests in pools of loans and are collateralized by interests in commercial aircraft of which $2,686 are senior tranches and $17,978 are subordinated to other debt related to such aircraft. Our debt investments had net unrealized gain positions relative to their net book values, which aggregated to $10,833 and $8,819 at December 31, 2007 and June 30, 2008, respectively.

At June 30, 2008 one of our debt investments has a stated maturity in 2010. One of our debt investments has a stated maturity in 2018. Our other two debt investments have remaining terms to stated maturity in excess of 10 years after June 30, 2008. All of our debt investments provide for the periodic payment of both principal and interest and are subject to prepayment and/or acceleration depending on certain events, including the sale of the underlying collateral aircraft and events of default. Therefore, the actual maturity of our debt investments may be less than the stated maturities.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2008

Note 5.	Securitizations and Borrowings under Credit Facilities

The outstanding amounts of our securitizations and term debt financings, and borrowings under our credit facilities, were as follows:

	At
	December 31,
	2007	At June 30, 2008
	Outstanding	Outstanding		Final Stated
Debt Obligation	Borrowings	Borrowings	Interest Rate(1)	Maturity

Securitizations and Term Debt Financings:
Securitization No. 1	$527,397	$500,233	1 M LIBOR + .27% = 2.74%	6/20/31
Securitization No. 2	1,150,339	1,132,074	1 M LIBOR + .26% = 2.71%	6/14/37
Term Financing No. 1	—	782,060	LIBOR + 1.75% = 4.37%(2)	5/11/15

Total Securitizations	1,677,736	2,414,367

Credit Facilities:
Revolving Credit Facility	—	—	1 M LIBOR + 2.00% = 4.48%	12/11/08
Amended Credit Facility No. 2	734,059	255,189	1 M LIBOR + 1.25% = 3.73%	12/15/08
747 PDP Credit Facility	64,127	—	1 M LIBOR + 1.00% = NA	4/10/08

Total Credit Facilities	798,186	255,189

Total	$2,475,922	$2,669,556

(1)	London Interbank Offered Rate, or “LIBOR”, in effect at the applicable reset date.

(2)	LIBOR rate was based on two week LIBOR for the first two interest periods ending on July 10, 2008. All subsequent LIBOR resets will be based on 1M LIBOR.

Securitizations and Term Debt Financings:

Term Financing No. 1

On May 2, 2008 two of our subsidiaries, ACS 2008-1 Limited (“ACS Bermuda 3”) and ACS Aircraft Finance Ireland 3 Limited (“ACS Ireland 3”), to which we refer together with their subsidiaries as the “ACS 3 Group”, entered into a seven year, $786,135 term debt facility to which we refer to as “Term Financing No. 1” to finance a portfolio of 28 aircraft (“Portfolio No. 3”). The loans under Term Financing No. 1 were fully funded into an aircraft purchase escrow account on May 2, 2008. These loans were released to us from escrow as each of the financed aircraft transferred into the facility. The loans are secured by, among other things, first priority security interests in, and pledges or assignments of ownership interests in, the aircraft-owning and other subsidiaries of ACS Bermuda 3 and ACS Ireland 3, as well as by interests in aircraft leases, cash collections and other rights and properties they may hold. Each of ACS Bermuda 3 and ACS Ireland 3 has fully and unconditionally guaranteed the other’s obligations under the Term Financing No. 1. However, the loans are neither obligations of, nor guaranteed by, Aircastle Limited. The loans mature on May 11, 2015.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2008

We generally retained the right to receive future cash flows from Portfolio No. 3 after the payment of claims that are senior to our rights (“Excess Cash Flow”), including, but not limited to, payment of expenses related to the aircraft, fees of administration and fees and expenses of service providers, interest and principal on the loans, amounts owed to interest rate hedge providers and amounts, if any, owing to the liquidity provider for previously unreimbursed advances. We are entitled to receive Excess Cash Flow from Portfolio No. 3 until May 2, 2013, provided that the ACS 3 Group remains in compliance with its obligations under the Term Financing No. 1 loan documents. After that date, all Excess Cash Flow will be applied to the prepayment of the principal balance of the loans.

The loans provide for monthly payments of interest on a floating rate basis at a rate of one-month LIBOR plus 1.75%, and scheduled payments of principal, which during the first five years will equal approximately $48,900 per year. As of June 30, 2008, the ACS 3 Group had borrowings of $782,060. The Loans may be prepaid upon notice, subject to certain conditions, and the payment of expenses, if any, and the payment of a prepayment premium on amounts prepaid on or before May 2, 2010. The ACS 3 Group entered into interest rate hedging arrangements with respect to a substantial portion of the principal balance of the loans under Term Financing No. 1 in order to effectively pay interest at a fixed rate on a substantial portion of the loans. Obligations owed to hedge counter-parties under these contracts are secured pari passu basis by the same collateral that secures the loans under Term Financing No. 1 and, accordingly, the ACS 3 Group has no obligation to pledge cash collateral to secure any loss in value of the hedging contracts if interest rates fall. These hedging contracts, together with the spread referenced above and other costs of administration, result in a fixed rate cost of 7.30% per annum, after the amortization of issuance fees and expenses.

Term Financing No. 1 requires the ACS 3 Group to satisfy certain financial covenants in order to continue to receive Excess Cash Flows, including the maintenance of loan to value and debt service coverage ratios. From and after May 2, 2009, if loan to value ratio exceeds 75%, all Excess Cash Flows will be applied to prepay the principal balance of the loans until such time as the loan to value ratio falls below 75%. In addition, from and after May 2, 2009, debt service coverage must be maintained at a minimum of 1.32. If the debt service coverage ratio requirements are not met on two consecutive monthly payment dates, all Excess Cash Flows will thereafter be applied to prepay the principal balance of the loans until such time as the debt service coverage ratio exceeds the minimum level.. The ACS 3 Groups’ compliance with these covenants depends substantially upon the appraised value of Portfolio No. 3 and the timely receipt of lease payments from their lessees.

ACS Ireland 3, which had total assets of $113,372 at June 30, 2008, is a VIE which we consolidate. At June 30, 2008, the assets of ACS Ireland 3 include two aircraft transferred to ACS Ireland 3 in connection with Term Financing No. 1. The operating activities of ACS Ireland 3 are limited to the acquiring, owning, leasing, maintaining, operating and, under certain circumstances, selling the two aircraft. At June 30, 2008, the outstanding principal amount of the ACS Ireland 3 loans was $71,991.

Credit Facilities

Revolving Credit Facility

On March 20, 2008, the parties to the Revolving Credit Facility entered into a fourth amendment to the Revolving Credit Facility (the “2006-B Fourth Amendment”), extending the Stated Termination Date (as defined therein) to December 11, 2008, and reducing the commitments of the lenders to make loans thereunder (the “Revolving Commitments”) from $250,000 to $150,000. The Revolving Commitments were reduced to $100,000 on June 30, 2008, and will reduce further to $80,000 on August 31, 2008, $60,000 on September 30, 2008 and $40,000 on October 31, 2008, with final maturity on

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2008

December 11, 2008. The 2006-B Fourth Amendment also amends the Revolving Credit Facility so that Bear Stearns Corporate Lending Inc. will have no further Revolving Commitments or loans outstanding under the Revolving Credit Facility, with JPMorgan Chase Bank, N.A. and Citicorp North America, Inc. each funding one-half of the Revolving Commitments and the outstanding loans from the date of the 2006-B Fourth Amendment. The applicable margin on LIBOR-based loans under the Revolving Credit Facility increased to 200 basis points, and the remaining lenders under the Revolving Credit Facility received an up-front fee equal to 25 basis points of the $150,000 committed amount of the facility.

At June 30, 2008, there were no outstanding loans and we had no outstanding letters of credit under the Revolving Credit Facility. The interest rate, including margin, applicable to loans under the Revolving Credit Facility at June 30, 2008 was 4.48%.

Amended Credit Facility No. 2

On March 20, 2008, the parties to Amended Credit Facility No. 2 entered into an amendment that reduced the commitments of the lenders to make loans thereunder from $1,000,000 to $500,000, on any future date after which the loans outstanding under Amended Credit Facility No. 2 fall below $500,000.

In June 2008, we refinanced and transferred 26 aircraft from Amended Credit Facility No. 2 into Term Financing No. 1. At June 30, 2008, we had borrowings of $255,189 related to 11 aircraft under our Amended Credit Facility No. 2. The interest rate, including margin, applicable to loans under the Amended Credit Facility No. 2 at June 30, 2008 was 3.73%. We expect to extend, modify or replace Amended Credit Facility No. 2 before its current maturity of December 15, 2008. In connection with the reduced commitments of the lenders under Amended Credit Facility No. 2, during the second quarter of 2008 we wrote off $553 of debt issuance costs which is reflected in interest expense on the consolidated statement of income.

2008-A Credit Facility

On February 5, 2008, we entered into a senior secured credit agreement with two banks which we refer to as the “2008-A Credit Facility”. The 2008-A Credit Facility provided for loans in an aggregate amount of up to $300,000 to finance a portion of the purchase price of certain aircraft.

On May 15, 2008, we reduced our total credit commitment under the 2008-A Credit Facility to $188,000 and on June 3, 2008, we paid the remaining balance of $187,267 with proceeds from the refinancing of two aircraft transferred into Term Financing No. 1. As a result of the pay-off of the 2008-A Credit Facility, during the second quarter of 2008 we wrote off $250 of debt issuance costs which is reflected in interest expense on the consolidated statement of income.

747 PDP Credit Facility

On July 26, 2007, we made an accelerated payment to the relevant Guggenheim Aviation Investment Fund LP (“GAIF”) seller under our acquisition agreement with GAIF (the “GAIF Acquisition Agreement”) for three Boeing Model 747-400ERF aircraft in the amount of $106,668 and assumed a pre-delivery payment credit facility related to such 747-400ERF aircraft (the “Accelerated ERF Aircraft”), which we refer to as the “747 PDP Credit Facility”. The total outstanding amount of borrowings assumed under the 747 PDP Credit Facility was $95,926. On July 30, 2007, we took delivery of the first Accelerated ERF Aircraft and paid down $31,799 under the 747 PDP Credit Facility. On February 11, 2008, we took delivery of the second Accelerated ERF Aircraft and paid down $32,202

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2008

under the 747 PDP Credit Facility. The facility matured upon the delivery of the third and final Accelerated ERF aircraft on April 10, 2008 when we paid the remaining balance of $31,925.

Note 6.	Repurchase Agreements

As at December 31, 2007 and June 30, 2008, the outstanding amounts of our repurchase agreements were $67,744 and $0, respectively.

Note 7.	Dividends

On March 14, 2007, our board of directors declared a first quarter dividend of $0.50 per common share or an aggregate of $33,634, for the three months ended March 31, 2007, which was paid on April 13, 2007 to shareholders of record on March 30, 2007. On June 14, 2007, the Board declared a second quarter dividend of $0.60 per common share or an aggregate of $40,460, for the three months ended June 30, 2007, which was paid on July 13, 2007 to shareholders of record on June 29, 2007.

On March 24, 2008, our board of directors declared a first quarter dividend of $0.25 per common share, or an aggregate of $19,640, for the three months ended March 31, 2008, which was paid on April 15, 2008 to shareholders of record on March 31, 2008. On June 11, 2008, our board of directors declared a second quarter dividend of $0.25 per common share, or an aggregate of $19,647, for the three months ended June 30, 2008, which was paid on July 15, 2008 to shareholders of record on June 30, 2008.

Note 8.	Earnings Per Share

Aircastle is required to present both basic and diluted earnings (loss) per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during each period. The weighted average shares outstanding exclude our unvested shares for purposes of Basic EPS. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period while also giving effect to all potentially dilutive common shares that were outstanding during the period based on the treasury stock method.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2008

The calculations of both basic and diluted earnings per share are as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2008		2007	2008

Numerator
Income from continuing operations	$27,158	$35,341		$48,015	$66,978
Earnings from discontinued operations, net of income taxes	10,910	—		11,594	—

Net income	$38,068	$35,341		$59,609	$66,978

Denominator
Weighted-average shares used to compute basic earnings per share	66,554,222	77,743,022		62,730,381	77,731,504
Effect of dilutive restricted shares	269,235	82,917	(a)	227,490	56,603	(a)

Weighted-average shares outstanding and dilutive securities used to compute diluted earnings per share	66,823,457	77,825,939		62,957,871	77,788,107

Basic earnings per share:
Income from continuing operations	$0.41	$0.45		$0.77	$0.86
Earnings from discontinued operations, net of income taxes	0.16	—		0.18	—

Net income per share	$0.57	$0.45		$0.95	$0.86

Diluted earnings per share:
Income from continuing operations	$0.41	$0.45		$0.77	$0.86
Earnings from discontinued operations, net of income taxes	0.16	—		0.18	—

Net income per share	$0.57	$0.45		$0.95	$0.86

(a)	For the three and six months ended June 30, 2008, based on the treasury stock method, we had 813,972 and 814,455 anti-dilutive common share equivalents, respectively, resulting from unvested restrictive shares.

Note 9.	Income Taxes

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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2008

The sources of income from continuing operations before income taxes for the three and six months ended June 30, 2007 and 2008 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008

U.S. operations	$931	$353	$1,376	$988
Non-U.S. operations	27,400	36,621	49,717	69,337

Total	$28,331	$36,974	$51,093	$70,325

All of our aircraft-owning subsidiaries that are recognized as corporations for U.S. tax purposes are non-U.S. corporations. These non-U.S. subsidiaries generally earn income from sources outside the United States and typically are not subject to U.S. federal, state or local income taxes unless they operate within the U.S. in which case they may be subject to federal, state and local income taxes. We also have a U.S-based subsidiary which provides management services to our non-U.S. subsidiaries and is subject to U.S. federal, state and local income taxes.

Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008

Notional U.S. federal income tax expense at the statutory rate	$9,622	$12,942	$17,589	$24,614
U.S. state and local income tax, net	56	51	106	78
Non-U.S. operations	(8,514)	(11,377)	(14,649)	(21,361)
Non-deductible expenses in the U.S.	59	13	73	21
Other	(50)	4	(41)	(5)

Provision for income taxes	$1,173	$1,633	$3,078	$3,347

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2008

Note 10.	Comprehensive Income

Total comprehensive income includes net income, the changes in the fair value and the reclassification into earnings of amounts previously deferred relating to our derivative financial instruments which qualify for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and the change in unrealized appreciation of debt investments classified as available-for-sale. Total comprehensive income for the three and six months ended June 30, 2007 and 2008 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008

Net income	$38,068	$35,341	$59,609	$66,978
Net change in fair value of derivatives, net of tax expense of $0 and $1,453 for the three months ended and $0 and $189 for the six months ended June 30, 2007 and 2008, respectively	70,081	117,418	58,583	(5,953)
Derivative (gain) loss reclassified into earnings	(1,103)	688	(2,110)	549
Net change in unrealized depreciation of debt investments	(1,293)	(1,595)	(829)	(2,014)

Total comprehensive income	$105,753	$151,852	$115,253	$59,560

The following table sets forth the components of accumulated other comprehensive income (loss), net of tax where applicable, at December 31, 2007 and June 30, 2008:

			Accumulated
		Unrealized	Other
	Fair Value of	Appreciation	Comprehensive
	Derivatives(1)	Debt Securities	Income (Loss)

December 31, 2007	$(136,222)	$10,833	$(125,389)
Net change in fair value of derivatives, net of tax expense of $189	(5,953)	—	(5,953)
Derivative loss reclassified into earnings	549	—	549
Net change in unrealized depreciation of debt investments	—	(2,014)	(2,014)

June 30, 2008	$(141,626)	$8,819	$(132,807)

(1)	Net of tax benefit of $1,928 at December 31, 2007.

Note 11.	Commitments and Contingencies

During the first six months of 2008, we completed the purchase of four aircraft under the GAIF Acquisition Agreement. We also determined not to acquire certain other aircraft, reducing the total number of aircraft to be acquired to 32. As of June 30, 2008, we have completed the acquisition of the 32 aircraft for approximately $1,385,454.

At June 30, 2008, we had commitments to acquire, convert and modify aircraft for an estimated amount of $1,249,408, including, where applicable, our estimate of adjustments for configuration changes, engine acquisition costs, contractual price escalations and other adjustments.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2008

Committed amounts for the purchase, conversion and modification of aircraft, together with estimated amounts for pre-delivery deposits and, based on estimates for engine configuration acquisition cost, contractual price escalation and other adjustments, are approximately $72,104 in 2008, $234,253 in 2009, $408,513 in 2010, and $440,050 in 2011. (See Note 15 — Subsequent Events.)

Note 12.	Derivatives

We held the following interest rate derivative contracts as of June 30, 2008:

								Fair Value
	Current/		Mandatory		Future			of
	Starting		Early		Maximum			Derivative
	Notional	Effective	Termination	Maturity	Notional			Asset or
Hedged Item	Amount	Date	Date	Date	Amount	Floating Rate	Fixed Rate	(Liability)

Securitization No. 1	$515,984	Jun-06	N/A	Jun-16	$515,984	1M LIBOR	5.78%	$(30,813)
						+ 0.27%
Securitization No. 2	1,130,171	Jun-07	N/A	Jun-12	1,130,171	1M LIBOR	5.25% to 5.36%	(48,433)
Revolving Credit Facility	32,000	Jun-07	Dec-11	Jan-12	203,000	1M LIBOR	4.89%	(3,099)
Amended Credit Facility No. 2	65,932	Jan-08	Feb-09	Feb-19	220,000	1M LIBOR	5.16%	(7,165)
Future debt and securitization	46,000	Apr-10	Nov-11	Oct-15	231,000	1M LIBOR	5.17%	(2,950)
Future debt and securitization	95,000	Jan-11	May-12	Apr-16	238,000	1M LIBOR	5.23%	(3,099)
Future debt and securitization	143,000	Jul-11	Oct-12	Sep-16	238,000	1M LIBOR	5.27%	(2,931)
Term Financing No. 1	710,068	Jun-08	N/A	May-13	710,068	1M LIBOR	4.04%	2,490
Term Financing No. 1	491,718	May-13	N/A	May-15	491,718	1M LIBOR	5.31%	(975)

Total	$3,229,873				$3,977,941			$(96,975)

In February 2008, we terminated an interest rate swap, with notional amounts of $39,000 as of December 31, 2007 and $33,000 as of the termination date, related to a repurchase agreement we repaid when the underlying debt investments were sold, resulting in a loss of $878, which is included in interest expense on the consolidated statement of income.

In March 2008, we terminated an interest rate swap with a notional amount of $150,000 and partially terminated an interest rate swap with a notional amount of $440,000, resulting in a net deferred loss of $31,761, which will be amortized into interest expense using the interest rate method. In June 2008, the remaining portion of the swap that had been partially terminated was fully terminated, resulting in an additional net deferred loss of $9,800 being amortized into interest expense using the interest rate method. These swaps were hedging interest payments related to borrowings under Amended Credit Facility No. 2. For the three and six months ended June 30, 2008, $1,667 and $1,885, respectively, were reclassified into interest expense on the consolidated statement of income.

In May 2008, we determined that the interest rate swap that was hedging interest payments related to borrowings under the Revolving Credit Facility was no longer highly effective and no longer qualified for hedge accounting under SFAS No. 133 and, accordingly, a deferred loss in the amount of $2,728 for this swap will be amortized into interest expense using the cash flow method. Further, all subsequent mark to market adjustments will be charged to other income. For the three months ended June 30, 2008, $59 of the deferred loss was reclassified into interest expense.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2008

In June 2008, we terminated an interest rate swap with a notional amount of $2,900 related to a repurchase agreement we repaid, resulting in a gain of $19 which is included in interest expense on the consolidated statement of income. Also in June 2008, we terminated interest rate swaps with notional amounts of $190,000 and $5,000 and partially terminated interest rate swaps with notional amounts of $330,000 and $46,000, resulting in a net deferred loss of $24,719 which will be amortized into interest expense using the interest rate method. These swaps were hedging interest payments related to borrowings under Amended Credit Facility No. 2, Term Financing No. 1 and future debt and securitizations. For the three months ended June 30, 2008, $183 of the deferred loss was reclassified into interest expense on the consolidated statement of income. The remaining portions of the two partially terminated swaps were re-designated as cash flow hedges for accounting purposes on June 30, 2008.

On June 6, 2008, we entered into two amortizing interest rate swap contracts with a balance guarantee notional and initial notional amounts of $710,068 and $491,718. The balance guarantee notional has a lower and upper notional band that adjusts to the outstanding principle balance on Term Financing No. 1. We entered into these interest rate hedging arrangements in connection with Term Financing No. 1 in order to effectively pay interest at a fixed rate on a substantial portion of the loans under this facility. These interest rate swaps were designated as cash flow hedges for accounting purposes on June 30, 2008.

For the three months ended June 30, 2007 and 2008, we recognized ineffectiveness gains (losses) of $459 and $(2,122), respectively, related to our cash flow hedges. For the three months ended June 30, 2007 and 2008, $459 and $(4,029) are included in interest expense and $0 and $1,907 are included in other income, respectively. For the six months ended June 30, 2007 and 2008, we recognized ineffectiveness gains (losses) of $417 and $(4,120), respectively, related to our cash flow hedges. For the six months ended June 30, 2007 and 2008, $417 and $(6,027) are included in interest expense and $0 and $1,907 are included in other income, respectively.

As of June 30, 2008, we pledged $1,541 in cash collateral under our interest rate swaps and our interest rate forward contracts, which is included in other assets on our consolidated balance sheet.

The weighted average interest pay rates of these derivatives at December 31, 2007 and June 30, 2008 were 5.28% and 5.07%, respectively.

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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2008

Note 14.	Interest, Net

The following table shows the components of interest, net for the three and six months ended June 30, 2007 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008

Interest expense	$23,467	$54,950	$41,960	$101,272
Less interest income	(4,122)	(2,827)	(5,883)	(4,558)
Less capitalized interest	—	(804)	—	(4,384)

Interest, net	$19,345	$51,319	$36,077	$92,330

Note 15.	Subsequent Events

Aviation Assets

In July 2008, we amended the Airbus A330 Agreement to reduce the number of aircraft to be acquired from fifteen to twelve and to change the Airbus A330 Agreement so that we receive a mix of freighter and passenger aircraft. Seven of the aircraft are scheduled to be delivered as freighters, including three early positions, and five aircraft will be manufactured in passenger configuration. Under certain circumstances, we have the right to change certain aircraft to alternative A330 aircraft models. Four of the aircraft are scheduled to be delivered in 2010, six are scheduled to be delivered in 2011 and the remaining two are scheduled to be delivered in 2012.

In July 2008, we terminated an agreement to convert one Boeing Model 747-400 from passenger to freighter configuration and have an agreement to sell this aircraft to a third party. Also in July 2008, we sold one Boeing Model 757-200 aircraft that had previously been subject to a forward sales agreement and on lease to one of our customers, to a third party. The lease expired immediately prior to the sale of this aircraft.

As a result of the above two events, our committed amounts for the purchase of aircraft and related flight equipment and improvements, including estimated amounts for pre-delivery deposits, configuration changes, engine acquisition costs, contractual price escalation and other adjustments, will be approximately $34,181 in 2008, $163,115 in 2009, $337,366 in 2010, $328,683 in 2011 and $83,870 in 2012.

Fair Value of Derivatives and Margin Calls

As of August 1, 2008, the aggregate fair value of our interest rate swaps and our interest rate forward contracts was a liability of $106,499 and we had pledged $3,295 in cash collateral required under certain of our interest rate swaps and our interest rate forward contracts.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks, uncertainties and assumptions. You should read the following discussion in conjunction with our historical consolidated financial statements and the notes thereto appearing elsewhere in this report. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those described under “Risk Factors” and included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC.

Certain items in this Quarterly Report on Form 10-Q (this “report”), and other information we provide from time to time, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not necessarily limited to, statements relating to our ability to acquire, sell and lease aircraft, issue aircraft lease-backed securities or raise other long-term debt, pay and grow dividends, extend, modify or replace existing financing and increase revenues, earnings and EBITDA. Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “target(s),” “project(s),” “predict(s),” “believe(s),” “may,” ”will,” “would,” “could,” “should,” “seek(s),” “estimate(s)” and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements; Aircastle Limited can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any forward-looking statements contained in this report. Factors that could have a material adverse effect on our operations and future prospects or that could cause actual results to differ materially from Aircastle Limited’s expectations include, but are not limited to, our continued ability to obtain additional capital to finance our working capital needs and our growth and to refinance our short-term debt financings with longer-term debt financings; our ability to acquire aircraft at attractive prices; our ability to find new ways to raise capital, including managing investment funds; our continued ability to obtain favorable tax treatment in Bermuda, Ireland and other jurisdictions; our ability to pay or maintain dividends; our ability to lease aircraft at favorable rates; an adverse change in the value of our aircraft; the possibility that conditions to closing of certain transactions will not be satisfied; general economic conditions and economic conditions in the markets in which we operate; competitive pressures within the industry and/or markets in which we operate; high fuel prices and other factors affecting the creditworthiness of our airline customers; interest rate fluctuations; margin calls and termination payments on our interest rate hedges; our ability to obtain certain required licenses and approvals; the impact of future terrorist attacks or wars on the airline industry; our concentration of customers, including geographical concentration; and other risks detailed from time to time in Aircastle Limited’s filings with the Securities and Exchange Commission ( the “SEC”), including “Risk Factors” as previously disclosed in Aircastle’s 2007 Annual Report on Form 10-K, and in our other filings with the SEC, press releases and other communications. In addition, new risks and uncertainties emerge from time to time, and it is not possible for Aircastle to predict or assess the impact of every factor that may cause its actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this report. Aircastle Limited expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

WEBSITE AND ACCESS TO COMPANY’S REPORTS

The Company’s Internet website can be found at www.aircastle.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website under “Investors — SEC Filings” as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.

The information on the Company’s website is not part of, or incorporated by reference, into this report, or any other report we file with, or furnish to, the SEC.

OVERVIEW

We are a global company that acquires, sells, manages and leases high-utility commercial jet aircraft to passenger and cargo airlines throughout the world. High-utility aircraft are generally modern, operationally efficient jets with a large operator base and long useful lives. As of June 30, 2008, our aircraft portfolio consisted of 135 aircraft and we had 58 lessees located in 30 countries. At June 30, 2008, the average age of the aircraft in the portfolio was 10.1 years and the average remaining lease term was 5.5 years, in each case weighted by net book value. Our revenues and income from continuing operations for the three and six months ended June 30, 2008 were $151.9 million and $35.3 million and $286.1 million and $67.0 million, respectively.

Our acquisition strategy is flexible and allows us to take advantage of available market opportunities and funding structures. Going forward, we are evaluating initiatives which leverage our extensive experience acquiring and managing aviation investments and include:

(1)	investing in aircraft when we can add value and produce above average risk-adjusted returns;

(2) investing in our own securities, if appropriate; and

(3) managed funds or other entities to invest in aircraft.

We intend to pay regular quarterly dividends to our shareholders. On March 24, 2008, our board of directors declared a first quarter dividend of $0.25 per common share, or an aggregate of $19.6 million, for the three months ended March 31, 2008, which was paid on April 15, 2008 to shareholders of record on March 31, 2008. On June 11, 2008, our board of directors declared a second quarter dividend of $0.25 per common share, or an aggregate of $19.6 million, for the three months ended June 30, 2008, which was paid on July 15, 2008 to shareholders of record on June 30, 2008. These dividends may not be indicative of the amount of any future dividends.

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

Revenues

Revenues are comprised primarily of operating lease rentals on flight equipment held for lease. Typically, our aircraft are subject to net operating leases whereby the lessee pays rentals and is generally responsible for maintaining the aircraft, and paying operational, maintenance and insurance costs, although in a majority of cases we are obligated to pay a portion of specified maintenance or modification costs. The amount of rent we receive depends on various factors, including the type, size and age of the aircraft in our portfolio. Lease payments are typically denominated in U.S. dollars. Lease rental revenue is recognized on a straight-line basis over the term of the lease. Our aircraft lease agreements generally provide for the periodic payment of a fixed amount of rent over the life of the lease. However, the amount of rent we receive may vary due to several factors, including the credit worthiness of our lessees and the occurrence of delinquencies and defaults. Our lease rental revenues are also affected by the extent to which aircraft are off-lease and our ability to remarket aircraft that are nearing the end of their leases in order to minimize their off-lease time. Our success in re-leasing aircraft is affected by market conditions relating to our aircraft and by general industry trends. An increase in the percentage of off-lease aircraft or a reduction in lease rates upon remarketing would negatively impact our revenues. We also earn interest income from our debt investments.

We owned 14 aircraft at December 31, 2007 with leases originally scheduled to expire in 2008 and, as of August 1, 2008, we had executed leases or renewals, with respect to all 14 of these aircraft. In the second quarter of 2008, a lessee took delivery of an aircraft and subsequently defaulted. We terminated the lease for that aircraft and a second aircraft scheduled to be delivered to that customer in the third quarter of 2008. We signed a letter of intent to lease these aircraft to another customer and expect to have the aircraft in revenue service in the third quarter of 2008. We estimate that for these 14 aircraft, the weighted average lease term for the new leases or renewals will be more than six years with monthly lease rates that will be approximately 12% higher than the previous rentals. Additionally, two Boeing Model 757 aircraft with lease expiration dates in 2008 are committed for sale upon return from the existing lessee and the sale of one of these aircraft was completed in the third quarter of 2008.

For our 20 owned aircraft originally having lease expiries in 2009, we have executed lease renewals, or commitments to lease or renew, on 16 aircraft and are actively marketing the remaining aircraft.

Since June 2007, we purchased three off-lease Boeing Model 747-400 aircraft. In June 2007, we also entered into a passenger to freighter conversion agreement for these aircraft. The freighter conversion process for the first aircraft was completed at the end of March 2008 and it was delivered to a lessee on a long-term lease at the end of the first quarter of 2008. The second aircraft was placed on a short-term interim lease and began its freighter conversion process during the second quarter of 2008. We have executed a long-term, post-conversion lease for this aircraft upon completion of its freighter conversion process, currently scheduled for the fourth quarter of 2008. We cancelled the freighter conversion contract for the third aircraft and signed an agreement to sell it upon completion of an interim lease.

In the first quarter of 2008, we acquired one off-lease aircraft. This aircraft was subject to a lease that we entered into in 2007; however, the lessee failed to accept delivery of the aircraft and we terminated the lease in March 2008. In April 2008, we entered into a new lease for this aircraft with another customer and we delivered the aircraft under the new lease in the second quarter of 2008. We also acquired an aircraft in satisfaction of a debt instrument and leased the aircraft to a follow-on lessee during the first quarter of 2008; however, in April 2008, the follow-on lessee defaulted under the lease and later filed for bankruptcy protection in the U.S. We recovered possession of the aircraft in May 2008 and signed a letter of intent to lease this aircraft to another customer and expect to have the aircraft in revenue service in the third quarter of 2008.

In the second quarter of 2008, we acquired one off-lease aircraft, which at June 30, 2008 was undergoing maintenance, and we delivered the aircraft under the new lease in the third quarter of 2008.

Revenues from operating lease rentals for the three and six months ended June 30, 2007 were $81.9 million and $149.3 million, respectively, as compared to $144.3 million and $277.9 million, respectively, for the three and six months ended June 30, 2008, Our operating lease revenues increased significantly from 2007 to 2008 primarily as a result of continued aircraft acquisitions during the balance of 2007 and the first six months of 2008 which caused our aircraft fleet to grow from 100 aircraft at June 30, 2007, to 135 aircraft at June 30, 2008, all but two of which were on lease as of June 30, 2008.

Revenues from interest income on our debt investments are recognized using the effective interest method. Certain investments which represent residual interests are accounted for using a level yield methodology based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. Such assumptions include the rate and timing of principal and interest. Interest income from our debt investments for the three and six months ended June 30, 2007 was $2.7 million and $5.3 million, respectively, as compared to $0.6 million and $1.9 million for the three and six months ended June 30, 2008. The decrease in interest income of $2.1 million and $3.4 million, respectively, for the three and six months ended June 30, 2008 as compared to the same periods in 2007 was primarily due to the sale of two of our debt investments in early February 2008.

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

All of our aircraft-owning subsidiaries that are recognized as corporations for U.S. tax purposes are non-U.S. corporations. These non-U.S. subsidiaries generally earn income from sources outside the United States and typically are not subject to U.S. federal, state or local income taxes unless they operate within the U.S. in which case they may be subject to federal, state and local income taxes. We also have a U.S-based subsidiary which provides management services to our non-U.S. subsidiaries and is subject to U.S. federal, state and local income taxes.

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

We evaluate our portfolio on a regular basis in order to manage our investments in a way we believe will maximize shareholder value. As part of our active portfolio management, we will sell aircraft or debt investments in order to manage exposures, to reflect our views of evolving market conditions, and in cases where we believe we can earn better returns, by selling aircraft and investing our capital in other ways. In addition, we analyze each aircraft as its lease expiration or other milestones approach, to determine whether to offer it for sale, re-lease or, in the case or passenger aircraft, to reconfigure the aircraft as a freighter and then lease it. Although our focus is not on trading assets to generate short-term gains, asset sales are a fundamental part of our ongoing portfolio management.

On January 22, 2007, we entered into the GAIF Acquisition Agreement, pursuant to which we agreed to acquire 38 aircraft for an aggregate base purchase price of approximately $1.595 billion, subject to certain agreed adjustments. In November 2007, we agreed with GAIF to remove two aircraft from the GAIF Acquisition Agreement. In March 2008, we agreed to remove one additional aircraft from the GAIF Acquisition Agreement and in June 2008 we determined that we would not acquire three additional aircraft from the GAIF Acquisition Agreement, reducing the total number of aircraft to be acquired to 32, with an aggregate base purchase price of approximately $1.412 billion. For certain of the aircraft, we agreed to make accelerated payments to the relevant sellers and acquire their rights and obligations under the seller’s purchase or freighter conversion agreements, with final payment and delivery of the aircraft to us being made upon delivery by the manufacturer or seller, or completion of the conversion process. We acquired 28 of these aircraft in 2007 and four of these aircraft during the first six months of 2008. As of June 30, 2008, we have completed the acquisition of the 32 aircraft for approximately $1.385 billion.

On June 20, 2007, we entered into the Airbus A330 Agreement, under which we agreed to acquire from Airbus fifteen new A330-200 aircraft, or the New A330 Aircraft. Pre-delivery payments for each aircraft are payable to Airbus and are refundable to us only in limited circumstances. We agreed to separate arrangements with Rolls-Royce PLC, or Rolls-Royce, and Pratt & Whitney, or P&W, pursuant to which we committed to acquire aircraft engines for the New A330 Aircraft. We agreed to acquire six shipsets of Trent 772B engines from Rolls-Royce and were granted options to acquire an additional four shipsets. We also committed to acquire five shipsets of PW4170 engines from P&W, and were granted options to acquire an additional five shipsets. Each shipset consists of two engines. In July 2008, we amended the Airbus A330 Agreement to reduce the number of New A330 aircraft to be acquired from fifteen to twelve and to change the Airbus A330 Agreement so that we receive a mix of freighter and passenger aircraft. Seven of the New A330 aircraft are scheduled to be delivered as freighters, including three early positions, and five New A330 aircraft will be manufactured in passenger configuration. Under certain circumstances, we have the right to change certain aircraft to alternative A330 aircraft models. Four of the New A330 aircraft are scheduled to be delivered in 2010, six are scheduled to be delivered in 2011 and the remaining two are scheduled to be delivered in 2012.

In May 2008, we sold three Boeing Model 737-500 aircraft that were on lease to one of our customers, which resulted in a pre-tax gain of $5.1 million and is included in other income on our consolidated statement of income. In July 2008, we sold one Boeing Model 757-200 aircraft that had previously been subject to a forward sales agreement and on lease to one of our customers, to a third party. The lease expired immediately prior to the sale of this aircraft.

The following table sets forth certain information with respect to the aircraft acquired by us as of June 30, 2008:

AIRCASTLE AIRCRAFT INFORMATION (dollars in millions)

Owned
Aircraft as of
June 30, 2008(1)

Flight Equipment Held for Lease	$4,081
Number of Aircraft.	135
Number of Lessees	58
Number of Countries	30
Weighted Average Age – Passenger (years)(2)(5)	10.5
Weighted Average Age – Freighter (years)(2)(5)	8.8
Weighted Average Age – Combined (years)(2)(5)	10.1
Weighted Average Remaining Passenger Lease Term (years)(3)(4)	4.1
Weighted Average Remaining Cargo Lease Term (years)(3)(4)	9.0
Weighted Average Remaining Combined Lease Term (years)(3)(4)	5.5
Weighted Average Fleet Utilization during Second Quarter 2008(6)	99%

(1)	Calculated using net book value.

(2)	Weighted average age (years) by net book value is as of June 30, 2008.

(3)	Weighted average remaining lease term (years) by net book value is as of June 30, 2008.

(4)	One Boeing Model 747-400 aircraft that was scheduled to go into freighter conversion in the fourth quarter of 2008 is currently on a short-term lease in passenger configuration is included as “Passenger” aircraft. In July 2008, we terminated the freighter conversion contract for this aircraft and have signed an agreement to sell this aircraft to a third party following lease expiry.

(5)	One Boeing Model 747-400 aircraft currently being converted to freighter configuration is included as “Freighter” aircraft; the remaining lease term for this aircraft, for which we have an executed lease post-conversion, is measured based on the ten-year term of that post-conversion lease.

(6)	Aircraft on-lease days as a percent of total days in period weighted by net book value, excluding aircraft in conversion.

Our owned aircraft portfolio as of June 30, 2008 is listed in Exhibit 99.1 to this report. Approximately 86% of the total aircraft and 92% of the freighters we owned as of June 30, 2008 are what we consider to be the most current technology for the relevant airframe and engine type and airframe size, as listed under the headings “Latest Generation Narrowbody Aircraft,” “Latest Generation Midbody Aircraft,” “Latest Generation Widebody Aircraft” and “Latest Generation Widebody Freighter Aircraft” in Exhibit 99.1 to this report.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of
	June 30, 2008
	Number of	% of Net
	Aircraft	Book Value

Aircraft Type
Passenger:
Narrowbody	92	47%
Midbody	24	23%
Widebody(1)	2	3%

Total Passenger	118	73%
Freighter(2)	17	27%

Total	135	100%

Manufacturer
Boeing	93	67%
Airbus	42	33%

Total	135	100%

Regional Diversification
Europe(3)	64	47%
Asia(4)	34	23%
North America(5)	14	11%
Latin America	11	7%
Middle East and Africa	10	12%
Off-lease(6)	2	—%

Total	135	100%

(1)	One Boeing Model 747-400 aircraft that was scheduled to go into freighter conversion in the fourth quarter of 2008 currently on short-term lease in passenger configuration is included as a “Passenger” aircraft. In July 2008, we terminated the freighter conversion agreement for this aircraft and have signed an agreement to sell this aircraft to a third party following lease expiry.

(2)	One Boeing Model 747-400 aircraft currently being converted to freighter configuration is included as “Freighter” aircraft.

(3)	Includes one Airbus Model A320-200 aircraft that was undergoing maintenance as of June 30, 2008 for which we have an executed lease and which was delivered during the third quarter of 2008.

(4)	Includes one Boeing Model 747-400 aircraft currently on short-term lease in passenger configuration to an airline in Asia. This aircraft was scheduled to go into freighter conversion in the fourth quarter of 2008. In July 2008, we terminated the freighter conversion agreement for this aircraft and have signed an agreement to sell this aircraft to a third party following lease expiry.

(5)	Includes one Boeing Model 747-400 aircraft currently being converted to freighter configuration for which we have an executed lease post-conversion with a carrier in North America.

(6)	At June 30, 2008, includes one off-lease Boeing Model 757-200 aircraft and one off-lease Boeing Model 737-300 for which we have signed letters of intent with new carriers.

Our top 15 customers for aircraft we owned at June 30, 2008, representing 63 aircraft and 59% of the net book value of flight equipment held for lease, are as follows:

Percent of Net			Number of
Book Value	Customer	Country	Aircraft

Greater than 6%	Martinair	Netherlands	5
per customer	Emirates	United Arab Emirates	2

3% to 6%	US Airways	USA	8
per customer	Sterling Airlines	Denmark	7
	Iberia Airlines	Spain	6
	Jet Airways	India	8
	Airbridge Cargo	Russia	1
	VRG Linhas Aereas/GOL Transportes Aereos(1)	Brazil	7
	KLM Royal Dutch Airlines	Netherlands	1

Less than 3%	Swiss International Air Lines	Switzerland	2
per customer	China Eastern Airlines	China	4
	World Airways(2)	USA	2
	Korean Air	South Korea	2
	Malaysia Airlines	Malaysia	2
	Hainan Airlines	China	6

(1)	VRG Linhas Aereas and GOL Transportes Aereos are shown combined in the above table.

(2)	Includes one Boeing Model 747-400 aircraft currently being converted to freighter configuration and scheduled for delivery in the fourth quarter of 2008.

Finance

We have typically financed the initial purchase of aircraft using committed short-term credit arrangements and cash on hand. These arrangements and our long-term financings are typically secured by the acquired aircraft and related leases, and recourse to the Company is limited. We believe such financing is available on reasonable terms given the loan to value profile we have pursued.

On May 2, 2008 two of our subsidiaries entered into a seven year, $786.1 million term debt facility, which were refer to as Term Financing No. 1, to finance a portfolio of 28 aircraft. The loans under Term Financing No. 1 were funded into an aircraft purchase escrow account on May 2, 2008. These loans were released to us as the financed aircraft transferred into the facility. Proceeds from the financing were used to repay related outstanding amounts for the aircraft under the Company’s Amended Credit Facility No. 2 and 2008-A Credit Facility. The loans bear interest on a floating rate basis at a rate of one-month LIBOR plus 1.75% and mature on May 11, 2015. Our aggregate up-front costs, including fees payable to the lenders and legal and professional service fees but excluding termination fees on certain of our existing interest rate hedging contracts, were approximately $15.0 million. We entered into new interest rate hedging arrangements with respect to a substantial portion of the principal balance of the loans under Term Financing No. 1 in order to effectively pay interest at a fixed rate on a substantial portion of the loans. Obligations owed to hedge counter-parties under these contracts are secured pari passu basis by the same collateral that secures the loans under

Term Financing No. 1 and, accordingly, we have no obligation to pledge cash collateral to secure any loss in value of the hedging contracts if interest rates fall.

During the second quarter of 2008, we refinanced and transferred 26 aircraft from Amended Credit Facility No. 2 into the Term Financing No. 1. At June 30, 2008, we had borrowings of $255.2 million related to 11 aircraft under our Amended Credit Facility No. 2. On June 3, 2008, we paid the remaining balance of $187.3 million on the 2008-A Credit Facility with proceeds from the refinancing, transferred the two aircraft into Term Financing No. 1 and terminated the 2008-A Credit Facility.

To the extent that we acquire aircraft directly, we intend to continue funding aircraft acquisitions initially through borrowings under our short-term credit facilities and cash on hand, and to repay all or a portion of such borrowings from time to time with the net proceeds from subsequent long-term debt financings, additional equity offerings or cash generated from operations. Therefore, our ability to execute our business strategy, particularly the acquisition of additional commercial jet aircraft or other aviation assets, depends to a significant degree on our ability to obtain additional debt and equity capital on terms we deem attractive.

To the extent we acquire aircraft through any future investment vehicles, we will seek to establish separate financings for such projects in a manner broadly consistent with the approach we have used previously. We also intend to extend, modify or replace our short-term credit facilities during the remainder of 2008 and we intend to pursue debt financing for a portion of the pre-delivery payments for the New A330 Aircraft. However, the level of new investment activity and, in turn, financing requirements, will be driven by the attractiveness of new investment opportunities available in the marketplace and financial market conditions. Decisions by investors and lenders to enter into such transactions with us will depend upon a number of factors, such as our historical and projected performance, compliance with the terms of our current credit arrangements, industry and market trends, the availability of capital and the relative attractiveness of alternative investments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Securitizations and Term Debt Financing and — Credit Facilities.”

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2007 to the three months ended June 30, 2008

	Three Months Ended June 30,
(Dollars in thousands)	2007	2008

Revenues:
Lease rentals	$81,926	$144,291
Interest income	2,728	614
Other revenue	460	490

Total revenues	85,114	145,395

Expenses:
Depreciation	27,764	51,605
Interest, net	19,345	51,319
Selling, general and administrative	10,448	11,354
Other expense	380	597

Total operating expenses	57,937	114,875

Other income:
Gain on sale of aircraft.	—	5,126
Other	1,154	1,328

Total other income	1,154	6,454

Income from continuing operations before income taxes	28,331	36,974
Income tax provision	1,173	1,633

Income from continuing operations	27,158	35,341
Earnings from discontinued operations, net of income taxes	10,910	—

Net income	$38,068	$35,341

Revenues:

Total revenues increased by 70.8% or $60.3 million for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007, primarily as a result of the following:

Lease Rentals.  The increase in lease rentals of $62.4 million for the three months ended June 30, 2008 as compared to the same period in 2007 was primarily due to the increase in our owned aircraft portfolio, increasing from 100 aircraft on lease at June 30, 2007 to 135 aircraft at June 30, 2008, two of which were off-lease, and revenue from maintenance payments related to lease expirations in the amount of $4.1 million that were recognized during the second quarter of 2008.

Interest Income.  The decrease in interest income of $2.1 million was primarily due to the sale of two of our debt investments in February 2008, which we owned during the second quarter of 2007.

Operating Expenses:

Total operating expenses increased by 98.3% or $56.9 million for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 primarily as a result of the following:

Depreciation expense increased by $23.8 million for the second quarter of 2008 over the same period in 2007 as a result of an increase in our owned aircraft portfolio from 100 aircraft at June 30, 2007 to 135 aircraft at June 30, 2008 reflecting the $1.53 billion paid to purchase 35 incremental aircraft.

Interest, net consisted of the following :

	Three Months Ended
	June 30,
(Dollars in thousands)	2007	2008

Interest expense	$23,467	$54,950
Less interest income	(4,122)	(2,827)
Less capitalized interest	—	(804)

Interest, net	$19,345	$51,319

Interest, net increased by $32.0 million, or 165.3% over the second quarter of 2007. The increase reflects a higher average debt balance of $3.0 billion during the second quarter of 2008 as compared to $1.4 billion in the same period during 2007. In addition, during the second quarter of 2008, interest expense was impacted by charges for hedge breakage and ineffectiveness of $4.0 million and the write off of $0.8 million of debt issuance costs related to the reduction in the commitments of the lenders under our Amended Credit Facility No. 2 and the early termination of the 2008-A Credit facility. We also recorded lower interest income on our cash and cash equivalents of $1.3 million resulting from a lower interest rate environment during the three months ended June 30, 2008 as compared to the same period in 2007. This was partially offset by $0.8 million in capitalized interest related to accelerated payments and progress payments made in respect to flight equipment on forward order under the GAIF Acquisition Agreement and the Airbus A330 Agreement. We did not capitalize any interest during the three months ended June 30, 2007.

Selling, general and administrative expenses, or SG&A, for the second quarter of 2008 increased by $0.9 million, or 8.7% over the second quarter of 2007. This increase was due mainly to an increase of $0.2 million in professional fees, consisting primarily of auditing and tax compliance fees, an increase of $0.3 million in travel expenses, an increase of $0.3 million in office expenses, consisting primarily of office and equipment rent, communication expenses and other office expenses, an increase of $0.2 million in business insurance expense and $0.1 million in other SG&A expenses. These increases were partially offset by a decrease in personnel costs of $0.2 million, consisting primarily of salary and non-cash share based payments, primarily as a result of lower share based payments in the second quarter of 2008 as compared to the same period in 2007. For the three months ended June 30, 2007, non-cash share based expense was $2.8 million, including $1.7 million due to the acceleration of unvested shares for a former employee; non-cash share based expenses was $1.6 million for the three months ended June 30, 2008. We expect that there will be quarter-to-quarter variations in SG&A throughout the year driven, in part, by the timing of certain professional fees incurred during the year.

Other expense increased by $0.2 million primarily as a result of an increase in flight equipment insurance.

Other Income:

Total other income increased $5.3 million during the three months ended June 30, 2008 versus the same period in 2007 primarily due to a $5.1 million gain on the sale of three aircraft recorded during the second quarter of 2008.

Income Tax Provision

Our provision for income taxes for the three months ended June 30, 2007 and 2008 was $1.2 million and $1.6 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland and the United States. The increase in our income tax provision of approximately $0.4 million for the three months ended June 30, 2008 as compared to the same period in 2007 was primarily attributable to the increase in our operating revenue subject to tax in Ireland and the United States.

All of our aircraft-owning subsidiaries that are recognized as corporations for U.S. tax purposes are non-U.S. corporations. These non-U.S. subsidiaries generally earn income from sources outside the United States and typically are not subject to U.S. federal, state or local income taxes, unless they operate within the U.S. in which case they may be subject to federal, state and local income taxes. We also have a U.S-based subsidiary which provides management services to our non-U.S. subsidiaries and is subject to U.S. federal, state and local income taxes.

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

Comparison of the six months ended June 30, 2007 to the six months ended June 30, 2008

	Six Months Ended
	June 30,
(Dollars in thousands)	2007	2008

Revenues:
Lease rentals	$149,284	$277,918
Interest income	5,316	1,905
Other revenue	519	528

Total revenues	155,119	280,351

Expenses:
Depreciation	49,398	99,820
Interest, net	36,077	92,330
Selling, general and administrative	18,944	22,843
Other expense	761	1,242

Total operating expenses	105,180	216,235

Other income:
Gain on sale of aircraft.	—	5,126
Other	1,154	1,083

Total other income	1,154	6,209

Income from continuing operations before income taxes	51,093	70,325
Income tax provision	3,078	3,347

Income from continuing operations	48,015	66,978
Earnings from discontinued operations, net of income taxes	11,594	—

Net income	$59,609	$66,978

Revenues:

Total revenues increased by 80.7% or $125.2 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, primarily as a result of the following:

Lease Rentals.  The increase in lease rentals of $128.6 million for the six months ended June 30, 2008 as compared to the same period in 2007 was primarily due to the increase in our owned aircraft portfolio, increasing from 100 aircraft on lease at June 30, 2007 to 135 aircraft at June 30, 2008, two of which were off-lease, and an average 12% increase in lease rental rates for lease renewals which occurred during the six months ended June 30, 2008, and revenue from maintenance payments related to lease expirations in the amount of $4.1 million that were recognized during the second quarter of 2008.

Interest Income.  The decrease in interest income of $3.4 million was primarily due to the sale of two of our debt investments in February 2008, which we owned during the six months ended June 30, 2007.

Operating Expenses:

Total operating expenses increased by 105.6% or $111.1 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 primarily as a result of the following:

Depreciation expense increased by $50.4 million for the first six months of 2008 over the same period in 2007 as a result of an increase in our owned aircraft portfolio from 100 aircraft at June 30, 2007 to 135 aircraft at June 30, 2008 reflecting the $1.53 billion paid to purchase 35 incremental aircraft.

Interest, net consisted of the following :

	Six Months Ended
	June 30,
(Dollars in thousands)	2007	2008

Interest expense	$41,960	$101,272
Less interest income	(5,883)	(4,558)
Less capitalized interest	—	(4,384)

Interest, net	$36,077	$92,330

Interest, net increased $56.3 million, or 155.9%, over the six months ended June 30, 2007. The increase reflects a higher average debt balance of $2.8 billion during the six months ended June 30, 2008 as compared to $1.3 billion in the same period in 2007. In addition, during the six months ended June 30, 2008, interest expense was impacted by charges for hedge breakage and ineffectiveness of $6.0 million and the write off $0.8 million of debt issuance costs related to the reduction in the commitments of the lenders under our Amended Credit Facility No. 2 and the early termination of the 2008-A Credit facility. We also recorded lower interest income on our cash and cash equivalents of $1.3 million resulting from a lower interest rate during the six months ended June 30, 2008 as compared to the same period in 2007. This was partially offset by $4.4 million in capitalized interest related to accelerated payments and progress payments made in respect to flight equipment on forward order under the GAIF Acquisition Agreement and the Airbus A330 Agreement. We did not capitalize any interest during the six months ended June 30, 2007.

Selling, general and administrative expenses, or SG&A, for the first six months of 2008 increased by $3.9 million, or 20.6% over the first six months of 2007. This increase was due mainly to an increase in personnel costs of $1.5 million, related to increased headcount from 59 at June 30, 2007 to 73 at June 30, 2008, an increase in professional fees of $1.0 million, consisting primarily of auditing and tax compliance fees, and an increase of $1.4 million in other expenses. Non-cash share based expense was $4.0 million, including $1.7 million due to the acceleration of unvested shares for a former employee, and $3.2 million, respectively, for the six months ended June 30, 2007 and 2008. SG&A as of percentage of total assets was 0.5% for both the six months ended June 30, 2007 and 2008. We expect that there will be quarter-to-quarter variations in SG&A throughout the year driven, in part, by the timing of certain professional fees incurred during the year.

Other Expense increased $0.5 million primarily as a result of an increase in flight equipment insurance.

Other Income:

Total other income increased $5.1 million during the six months ended June 30, 2008 versus the same period in 2007 primarily due to a $5.1 million gain on the sale of three aircraft recorded during the second quarter of 2008.

Income Tax Provision

Our provision for income taxes for the six months ended June 30, 2007 and 2008 was $3.1 million and $3.3 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland and the United States. The increase in our income tax provision of approximately $0.2 million for the six months ended June 30, 2008 as compared to the same period in 2007 was primarily attributable to the increase in our operating revenue subject to tax in Ireland and the United States.

All of our aircraft-owning subsidiaries that are recognized as corporations for U.S. tax purposes are non-U.S. corporations. These non-U.S. subsidiaries generally earn income from sources outside the United States and typically are not subject to U.S. federal, state or local income taxes, unless they operate within the U.S. in which case they may be subject to federal, state and local income taxes. We also have a U.S-based subsidiary which provides management services to our non-U.S. subsidiaries and is subject to U.S. federal, state and local income taxes.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2008, the Company adopted Financial Accountings Standards Board (“FASB”) Statement of Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which permits an entity to measure certain eligible financial assets and financial liabilities at fair value that are not currently measured at fair value. The company did not elect to measure any additional financial instruments at fair value of its financial assets and liabilities existing at January 1, 2008 and did not elect the fair value option on financial assets and liabilities transacted in the six months ended June 30, 2008. Therefore, the adoption of SFAS No. 159 had no impact on the Company’s consolidated financial statements.

In addition, effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (See Note 2 — Fair Value Measurements to the Company’s unaudited consolidated financial statements included elsewhere in this report). This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2 (“FSP No. 157-2”) which defers the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). FSP No. 157-2 will apply to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are currently evaluating the requirements of the deferred provisions of this statement and have not determined the impact, if any, that adoption of the deferred provisions will have on our consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impacts of SFAS No. 162 on its consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP No. EITF 03-6-1”). FSP No. EITF 03-6-1 addresses whether unvested share-based payment awards with rights to receive dividends or dividend equivalents should be considered participating securities for the purposes of applying the two-class method of calculating earnings per share (“EPS”) under SFAS No. 128, Earnings per Share. The FASB staff concluded that unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing EPS. FSP No. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years (early application is not permitted), and also requires that all prior-period EPS data presented be adjusted retrospectively. The Company is currently evaluating the potential impacts of FSP No. EITF 03-6-1 on its consolidated financial statements.

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

During the six months ended June 30, 2008, we acquired commercial jet aircraft and made capital improvements to our aircraft portfolio totaling $221.3 million. We expect to fund approximately $175.2 million of purchase obligations for aircraft pre-delivery and conversion payments during the next twelve months. In addition, at June 30, 2008, we expect capital expenditures and lessee maintenance payment draws on our owned and committed aircraft portfolio to be approximately $129.9 million, excluding freighter conversion payments (see Purchase Obligations in “Contractual Obligations” below) and we expect maintenance payment collections from lessees on our owned aircraft portfolio of approximately $120.1 million over the next twelve months. There can be no assurance that we will be able to acquire the additional aircraft described above, and no assurance regarding the time and amount of such acquisition. In addition, there can be no assurance that the capital expenditures described above will not be greater than expected or that our expected maintenance payment collections will equal our current estimates.

We believe that funds available from operations and our credit facilities, including Term Financing No. 1 and future extensions, replacements and re-financings of our existing credit facilities, will be sufficient to satisfy our liquidity needs over the next twelve months and enable us to pay dividends to our common shareholders.

Cash Flows

	Six Months Ended June 30,
(Dollars in thousands)	2007	2008

Net cash flow provided by operating activities	$149,733	$179,620
Net cash flow used in investing activities	(1,122,133)	(80,164)
Net cash flow provided by (used in) financing activities	981,996	(36,055)

Operating activities provided net cash flow of $149.7 million and $179.6 million for the six months ended June 30, 2007 and June 30, 2008, respectively. Cash flow from operations increased $29.9 million for the six months ended June 30, 2008 versus the same period in 2007 as a result of increases in net income of $7.4 million, depreciation of $49.6 million and a net increase in other operating items of $17.2 million. The increase in depreciation was due to the increase in the number of aircraft owned from 100 at June 30, 2007 to 135 at June 30, 2008. Partially offsetting these increases were reductions in amounts collected for lease rentals received in advance of $7.7 million and in security and maintenance deposits of $28.7 million. In addition, accounts payable and accrued liabilities decreased $7.9 million for the six months ended June 30, 2008 compared with the same period in 2007.

Net cash flow used in investing activities totaled $1.12 billion and $80.2 million for the six months ended June 30, 2007 and 2008, respectively. During the six months ended June 30, 2008 we made a net investment of $221.3 million in the acquisition and improvement of flight equipment as compared to our net investment of $1.07 billion during the six months ended June 30, 2007. The decrease in the acquisition of flight equipment resulted from fewer aircraft acquisitions during the six months ended

June 30, 2008 (five aircraft) as compared to the same period in 2007 (32 aircraft), and as a result of progress payments made during the second half of 2007 for aircraft acquired during the first six months of 2008. We invested $15.3 million in debt investments during the six months ended June 30, 2007. We did not sell any debt investments during the six months ended June 30, 2007. During the six months ended June 30, 2008, we did not invest in any debt investments and we sold $65.3 million of debt investments. We received $13.4 million of principal payments on our debt investments during the six months ended June 30, 2007 as compared to $11.5 million during the six months ended June 30, 2008. We paid $88.4 million in deposits on aircraft purchased during the six months ended June 30, 2007, as compared to the receipt of refunds for progress payments previously made for aircraft of $9.0 million during the six months ended June 30, 2008. Net cash collateral posted with our derivative counterparties decreased $34.3 million for the six months ended June 30, 2008 as a result of decreased mark-to-market losses and lower interest rates as compared to December 31, 2007. For the six months ended June 30, 2007, we posted $3.7 million with our derivative counterparties. During the six months ended June 30, 2007, we received $34.9 million in proceeds from the sale of an aircraft that had been classified on the balance sheet as flight equipment held for sale. During the six months ended June 30, 2008, we received $21.4 million from the sale of three aircraft during the second quarter of 2008.

Net cash flow from financing activities totaled $982.0 million for the six months ended June 30, 2007 and net cash flow used in financing activities was $36.1 million for the six months ended June 30, 2008, respectively. During the six months ended June 30, 2007, we closed Securitization No. 2 in June 2007 and received proceeds of $1.17 billion. In February 2007, we completed a follow-on public offering of 15,525,000 common shares at a price of $33.00 per share, raising $512.3 million before offering costs. The net proceeds of the offering, after our payment of $17.9 million in underwriting discounts and commissions and $1.3 million in offering expenses, were $493.1 million. In addition, during the six months ended June 30, 2007, we borrowed $1.01 billion under our credit facilities and received $8.9 million in proceeds from terminated cash flow hedges. These increases for the six months ended June 30, 2007 were offset by the payments of $1.11 billion under our credit facilities, and $500.6 million of restricted cash related to the purchase of the remaining aircraft under Securitization No. 2 which was held by the ACS 2 Group at June 30, 2007. We also paid $56.2 million in dividends, $10.9 million of payments under our Securitization No. 1 and $9.4 million of payments under our repurchase agreements.

During the six months ended June 30, 2008, we borrowed $786.1 million under our Term Financing No. 1 and $482.7 million under our credit facilities. This increase was offset by payments of $1.03 billion under our credit facilities, $67.7 million under our repurchase agreements as a result of the sale of our debt investments, $74.6 million in dividends, $68.3 million to terminate certain cash flow hedges on our credit facilities and repurchase agreements, and $49.5 million under our Securitizations and term debt financings.

Debt Obligations

The following table provides a summary of our credit facilities at June 30, 2008:

					Final
			Outstanding		Stated
Debt Obligation	Collateral	Commitment	Borrowing	Interest Rate(1)	Maturity

(Dollars in thousands)
Securitization No. 1	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	$500,233	$500,233	1M LIBOR + 0.27% = 2.74%	6/20/31
Securitization No. 2	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	1,132,074	1,132,074	1M LIBOR + 0.26% = 2.71%	6/14/37
Term Financing No. 1	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	782,060	782,060	LIBOR + 1.75% = 4.37%(2)	5/11/15
Revolving Credit Facility	Beneficial interests in subsidiaries	100,000	—	1M LIBOR + 2.00% = 4.48%	12/11/08
Amended Credit Facility No. 2	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	500,000	255,189	1M LIBOR + 1.25% = 3.73%	12/15/08

Total		$3,014,367	$2,669,556

(1)	LIBOR in effect at the applicable reset date.

(2)	LIBOR rate was based on 2 week LIBOR for the first two interest periods ending on July 10, 2008. All subsequent LIBOR resets will be based on 1M LIBOR.

Securitizations and Term Debt Financings

On May 2, 2008 two of our subsidiaries, ACS 2008-1 Limited, or ACS Bermuda 3, and ACS Aircraft Finance Ireland 3 Limited, or ACS Ireland 3, to which we refer together with their subsidiaries as the ACS 3 Group, entered into a seven year, $786.1 million term debt facility to which we refer to as Term Financing No. 1 to finance a portfolio of 28 aircraft, or Portfolio No. 3. The loans under Term Financing No. 1 were fully funded into an aircraft purchase escrow account on May 2, 2008. These loans were released to us from escrow as each of the financed aircraft transferred into the facility. The loans are secured by, among other things, first priority security interests in, and pledges or assignments of ownership interests in, the aircraft-owning and other subsidiaries of ACS Bermuda 3 and ACS Ireland 3, as well as by interests in aircraft leases, cash collections and other rights and properties they may hold. Each of ACS Bermuda 3 and ACS Ireland 3 has fully and unconditionally guaranteed the other’s obligations under Term Financing No. 1. However, the loans are neither obligations of, nor guaranteed by, Aircastle Limited. The loans mature on May 11, 2015, but we expect to refinance the loans on or before May 2, 2013.

We generally retained the right to receive future cash flows from Portfolio No. 3 after the payment of claims that are senior to our rights (“Excess Cash Flow”), including, but not limited to, payment of expenses related to the aircraft, fees of administration and fees and expenses of service providers, interest and principal on the loans, amounts owed to interest rate hedge providers and amounts, if any, owing to the liquidity provider for previously unreimbursed advances. We are entitled to receive Excess Cash Flow from Portfolio No. 3 until May 2, 2013, provided that the ACS 3 Group remains in compliance with its obligations under the Term Financing No. 1 loan documents. After that date, all Excess Cash Flow will be applied to the prepayment of the principal balance of the loans.

The loans provide for monthly payments of interest on a floating rate basis at a rate of one-month LIBOR plus 1.75%, and scheduled payments of principal, which during the first five years will equal approximately $48,900 per year. As of June 30, 2008, the ACS 3 Group had borrowings of $782,060. The Loans may be prepaid upon notice, subject to certain conditions, the payment of expenses, if any, and the payment of a prepayment premium on amounts prepaid on or before May 2, 2010. The ACS 3 Group entered into interest rate hedging arrangements with respect to a substantial portion of the principal balance of the loans under Term Financing No. 1 in order to effectively pay interest at a fixed rate on a substantial portion of the loans. Obligations owed to hedge counter-parties under these contracts are secured pari passu basis by the same collateral that secures the loans under Term Financing No. 1 and, accordingly, the ACS 3 Group has no obligation to pledge cash collateral to secure any loss in value of the hedging contracts if interest rates fall. These hedging contracts, together with the spread referenced above and other costs of administration, result in a fixed rate cost of 7.30% per annum, after the amortization of issuance fees and expenses.

Term Financing No. 1 requires the ACS 3 Group to satisfy certain financial covenants in order to continue to receive Excess Cash Flows, including the maintenance of loan to value and debt service coverage ratios. From and after May 2, 2009, if loan to value ratio exceeds 75%, all Excess Cash Flows will be applied to prepay the principal balance of the loans until such time as the loan to value ratio falls below 75%. In addition, from and after May 2, 2009, debt service coverage must be maintained at a minimum of 1.32. If the debt service coverage ratio requirements are not met on two consecutive monthly payment dates, all Excess Cash Flows will thereafter be applied to prepay the principal balance of the loans until such time as the debt service coverage ratio exceeds the minimum level. The ACS 3 Groups’ compliance with these covenants depends substantially upon the appraised value of Portfolio No. 3 and the timely receipt of lease payments from their lessees.

Credit Facilities

On March 20, 2008, the parties to the Revolving Credit Facility entered into a fourth amendment to the Revolving Credit Facility, extending the Stated Termination Date (as defined therein) to December 11, 2008, and reducing the commitments of the lenders to make loans thereunder, or the Revolving Commitments, from $250.0 million to $150.0 million. The Revolving Commitments were reduced to $100.0 million on June 30, 2008, and will reduce further to $80.0 million on August 31, 2008, $60.0 million on September 30, 2008 and $40.0 million on October 31, 2008, with final maturity on December 11, 2008. The fourth amendment also amends the Revolving Credit Facility so that Bear Stearns Corporate Lending Inc. will have no further Revolving Commitments or loans outstanding under the Revolving Credit Facility, with JPMorgan Chase Bank, N.A. and Citicorp North America, Inc. each funding one-half of the Revolving Commitments and the outstanding loans from the date of the fourth amendment. At June 30, 2008, there were no outstanding loans. The interest rate, including margin, applicable to loans under the Revolving Credit Facility at June 30, 2008 was 4.48% and we had no outstanding letters of credit under the Revolving Credit Facility. We are not permitted to pay dividends on our common shares to the extent a default or an event of default exists under our Revolving Credit Facility.

On March 20, 2008, the parties to Amended Credit Facility No. 2 entered into an amendment reducing the commitments of the lenders to make loans thereunder from $1.0 billion to $500.0 million, on any future date after which the loans outstanding under Amended Credit Facility No. 2 fall below $500.0 million. Amended Credit Facility No. 2 matures on December 15, 2008. During the second quarter of 2008, we refinanced and transferred 26 aircraft from this facility into Term Financing No. 1. At June 30, 2008, we had borrowings of $255.2 related to 11 aircraft under our Amended Credit Facility No. 2. The interest rate, including margin, applicable to loans under Amended Credit Facility No. 2 at June 30, 2008 was 3.73%. In connection with the reduced commitments of the lenders and the loans outstanding under Amended Credit Facility No. 2 falling below $500.0 million in the second quarter of 2008, we wrote off $0.6 million of debt issuance costs which is reflected in interest expense on the consolidated statement of income. In addition, we expect to extend, modify or replace Amended

Credit Facility No. 2 with a similar aircraft acquisition facility before its current maturity of December 15, 2008

On February 5, 2008, we entered into a senior secured credit agreement with two banks, or the 2008-A Credit Agreement, which we refer to as the 2008-A Credit Facility. The 2008-A Credit Facility provided for loans in an aggregate amount of up to $300.0 million, with borrowings under this credit facility being used to finance a portion of the purchase price of certain aircraft. Loans under the 2008-A Credit Facility were due to mature on August 4, 2008. On May 15, 2008, we reduced our total credit commitment under the 2008-A Credit Facility to $188.0 and on June 3, 2008, the facility matured when we paid the remaining balance of $187.3 million with proceeds from the refinancing and transferred the two aircraft into Term Financing No. 1. As a result of the repayment of the 2008-A Credit Facility, during the second quarter of 2008 we wrote off $0.2 million of debt issuance costs which is reflected in interest expense on the consolidated statement of income.

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

Our debt obligations contain various customary financial and non-financial loan covenants. Such covenants do not, in management’s opinion, materially restrict our investment strategy or our ability to raise capital. We are in compliance with all of our loan covenants as of June 30, 2008.

Contractual Obligations

Our contractual obligations consist of principal and interest payments on variable rate liabilities, obligations under binding letters of intent to purchase aircraft and rent payments pursuant to our office leases. Total contractual obligations decreased from $4.60 billion at December 31, 2007 to approximately $4.27 billion at June 30, 2008 due primarily to:

•	the reduction of amounts owed under our Securitizations No. 1 and No. 2 due to principal payments made during the first six months of 2008;

•	repayment of debt outstanding under our Amended Credit Facility No. 2, our 2008-1 Credit Facility, our Revolving Credit Facility, our 747 PDP Credit Facility and our repurchase agreements; and

•	the reduction of future amounts owed under our purchase obligations.

These reductions were partially offset by an increase in amounts outstanding under our new Term Financing No. 1.

The following table presents our actual contractual obligations and their payment due dates as of June 30, 2008:

	Payments Due By Period as of June 30, 2008
		Less than			More than
Contractual Obligations	Total	1 year	2-3 years	4-5 years	5 years
	(Dollars in thousands)

Securitization No. 1(1)	$565,475	$36,071	$80,009	$209,428	$239,967
Securitization No. 2(2)	1,321,151	79,919	157,522	259,414	824,296
Term Financing No. 1(3)	965,228	82,559	158,619	156,039	568,011
Amended Credit Facility No. 2(4)	262,397	262,397	—	—	—
Operating leases(5)	5,510	1,165	2,072	1,632	641
Purchase obligations(6)	1,154,920	175,162	778,203	201,555	—

Total	$4,274,681	$637,273	$1,176,425	$828,068	$1,632,915

(1)	Includes interest on variable rate, LIBOR-based instruments at the June 30, 2008 rate and principal payments based on amortization schedules through October 2015 that require the securitization cash flows be applied to the outstanding principal balance of the indebtedness so that the loan to assumed aircraft values are held constant until the securitization’s fifth anniversary, after which all excess cash flow is required to reduce the principal balances of the indebtedness. We expect that the securitization principal balance will be refinanced in full on or before June 2011.

(2)	Includes interest on variable rate, LIBOR-based instruments at the June 30, 2008 rate and principal payments based on amortization schedules through February 2018 that require the securitization cash flows be applied to the outstanding principal balance of the indebtedness so that the loan to assumed aircraft values are held constant until the securitization’s fifth anniversary, after which all excess cash flow is required to reduce the principal balances of the indebtedness. We expect that the securitization principal balance will be refinanced in full on or before June 2012.

(3)	Includes interest on variable rate, LIBOR-based instruments at the June 30, 2008 rate and principal payments based on amortization schedules through May 2013 that require the securitization cash flows be applied to the outstanding principal balance of the indebtedness so that the loan to assumed aircraft values are held constant until the fifth anniversary, after which all excess cash flow is required to reduce the principal balances of the indebtedness. We expect that Term Financing No. 1 principal balance will be refinanced in full on or before May 2013.

(4)	Includes interest on variable rate, LIBOR-based instruments at the June 30, 2008 rate.

(5)	Represents contractual payments on our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.

(6)	At June 30, 2008, we had aircraft purchase agreements and freighter conversion agreements, including the acquisition of 15 Airbus A330 aircraft from Airbus. In July 2008, we amended the Airbus A330 Agreement to reduce the number of aircraft to be acquired from fifteen to twelve and to change the Airbus A330 Agreement so that we receive a mix of freighter and passenger aircraft. Also in July 2008, we terminated an agreement to convert one Boeing Model 747-400 from passenger to freighter configuration. As a result of these two events, our committed amounts for the purchase of aircraft and related flight equipment and improvements, including estimated amounts for pre-delivery deposits, engine acquisition costs, contractual price escalation and other adjustments, will be approximately $947.2 million ($107.4 million - less than 1 year, $657.5 million - 2-3 years and $182.3 million - 4-5 years).

Our hedging transactions that use derivative instruments also involve counterparty credit risk. The counterparties to our derivative arrangements are major financial institutions with high credit ratings. As a result, we do not anticipate that any of these counterparties will fail to meet their obligations.

However, there can be no assurance that we will be able to adequately protect against this risk and will ultimately realize an economic benefit from our hedging strategies or recover the full value of the securities underlying our repurchase agreements in the event of a default by a counterparty.

Capital Expenditures

We make capital expenditures from time to time in connection with improvements made to our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the six months ended June 30, 2007 and 2008, we incurred a total of $3.9 million and $19.2 million, respectively, of capital expenditures related to the acquisition of aircraft.

As of June 30, 2008, the weighted average (by net book value) age of our aircraft was approximately 10.1 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft.

Under our leases, the lessee is primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement. At June 30, 2008, we held $244.5 million of maintenance reserves. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by, or on behalf of, the lessee.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2008.

Foreign Currency Risk and Foreign Operations

At June 30, 2008, all of our leases were payable to us in U.S. dollars. However, we incur Euro and Singapore dollar-denominated expenses in connection with our subsidiary in Ireland and branch office in Singapore. As of June 30, 2008, 11 of our 73 employees were based in Ireland and three employees were based in Singapore. For the six months ended June 30, 2008, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated approximately $4.3 million in U.S. dollar equivalents and represented approximately 19% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, it is likely that our international operations and our exposure to foreign currency risk will increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases we may enter into hedging transactions in the future to mitigate this risk. For the three and six months ended June 30, 2007 and 2008, we incurred insignificant net gains and losses on foreign currency transactions.

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

Changes in interest rates may also impact our net book value as our debt investments and derivatives are periodically marked-to-market through stockholders’ equity. Generally, as interest rates increase the value of our fixed rate debt investments decreases. The magnitude of the decrease is a function of the difference between the coupon rate and the current market rate of interest, the average life of the securities and the face amount of the securities. We are also exposed to loss on (i)our fixed pay interest rate swaps to the extent interest rates decrease below the contractual fixed rates of our swaps and (ii) our other derivative instruments. In general, we would expect that over time, decreases in the value of our debt investments attributable to interest rate changes will be offset to some degree by increases in the value of our derivative instruments, and vice versa. However, our policy is to hedge only a portion of the variable rate interest payments on our outstanding and/or expected future debt obligations rather than hedge the amount of our investments; therefore, our assets remain partially un-hedged. Furthermore, the relationship between spreads on debt investments and spreads on derivative instruments may vary from time to time, resulting in a net aggregate book value increase or decrease. Changes in the general level of interest rates can also affect our ability to acquire new investments and our ability to realize gains from the settlement of such assets.

As of June 30, 2008, if interest rates were to increase by 100 basis points, we would expect the annual interest expense on our credit facilities to increase by approximately $2.2 million on an annualized basis, net of amounts received from our interest rate hedges.

Margin Calls

Our interest rate derivative instruments are, in some cases, subject to margin calls based on the value of the underlying security and the level of interest rates. Margin calls resulting from decreases in the value of our debt instruments or mark-to-market losses on our derivative instruments due to decreasing interest rates could require that we post additional collateral. Management believes that we maintain adequate cash reserves and liquidity to meet any reasonably possible margin calls resulting from these risks, but can make no assurances that we will have adequate additional collateral under all potential scenarios. At December 31, 2007 and June 30, 2008, we had margin deposits in the amount of $35.9 million and $1.5 million, respectively. As of August 1, 2008, the aggregate fair value of our interest rate swaps and our interest rate forward contracts was a liability of $106.5 million and we had pledged $3.3 million in cash collateral required under certain of our interest rate swaps and our interest rate forward contracts.

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

As of June 30, 2008, we had pledged $1.5 million to satisfy margin calls under our hedging contracts, and if interest rates were to decrease by one basis point, we would expect to be required to pledge an additional approximately $0.4 million to satisfy margin calls under our interest rate hedging arrangements.

We held the following interest rate derivative contracts as of June 30, 2008 (in thousands of dollars):

								Fair Value
	Current/		Mandatory		Future			of
	Starting		Early		Maximum			Derivative
	Notional	Effective	Termination	Maturity	Notional	Floating	Fixed	Asset or
Hedged Item	Amount	Date	Date	Date	Amount	Rate	Rate	(Liability)

Securitization No. 1	$515,984	Jun-06	N/A	Jun-16	$515,984	1M LIBOR + 0.27%	5.78%	$(30,813)
Securitization No. 2	1,130,171	Jun-07	N/A	Jun-12	1,130,171	1M LIBOR	5.25% to 5.36%	(48,433)
Revolving Credit Facility	32,000	Jun-07	Dec-11	Jan-12	203,000	1M LIBOR	4.89%	(3,099)
Amended Credit Facility No. 2	65,932	Jan-08	Feb-09	Feb-19	220,000	1M LIBOR	5.16%	(7,165)
Future debt and securitization	46,000	Apr-10	Nov-11	Oct-15	231,000	1M LIBOR	5.17%	(2,950)
Future debt and securitization	95,000	Jan-11	May-12	Apr-16	238,000	1M LIBOR	5.23%	(3,099)
Future debt and securitization	143,000	Jul-11	Oct-12	Sep-16	238,000	1M LIBOR	5.27%	(2,931)
Term Financing No. 1	710,068	Jun-08	N/A	May-13	710,068	1M LIBOR	4.04%	2,490
Term Financing No. 1	491,718	May-13	N/A	May-15	491,718	1M LIBOR	5.31%	(975)

Total	$3,229,873				$3,977,941			$(96,975)

Of the $97.0 million fair value of our derivative liability at June 30, 2008, $84.9 million of the liability is with counterparties or guarantors of these counterparties rated AA3 or above by Moody’s and $12.1 million is with counterparties rated Baa3 — Baa1 by Moody’s. The total current/starting notional amount with counterparties or guarantors of these counterparties rated AA3 or above is $2.9 billion and $316.0 million with counterparties rated Baa3 — Baa1. As of August 1, 2008, all counterparties are considered highly rated with a Moody’s rating of AA3 or better.

In February 2008, we terminated an interest rate swap, with notional amounts of $39.0 million as of December 31, 2007 and $33.0 million as of the termination date, related to a repurchase agreement we repaid when the underlying debt investments were sold, resulting in a loss of $0.9 million, which is included in interest expense on the consolidated statement of income.

In March 2008, we terminated an interest rate swap with a notional amount of $150.0 million and partially terminated an interest rate swap with a notional amount of $440.0 million, resulting in a net deferred loss of $31.8 million, which will be amortized into interest expense using the interest rate method. In June 2008, the remaining portion of the swap that had been partially terminated was fully terminated, resulting in an additional net deferred loss of $9.8 million being amortized into interest expense using the interest rate method. These swaps were hedging interest payments related to borrowings under Amended Credit Facility No. 2. For the three and six months ended June 30, 2008,

$1.7 million and $1.9 million, respectively, were reclassified into interest expense on the consolidated statement of income.

In May 2008, we determined that the interest rate swap that was hedging interest payments related to borrowings under the Revolving Credit Facility was no longer highly effective and no longer qualified for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and accordingly, a deferred loss in the amount of $2.7 million for this swap will be amortized into interest expense using the cash flow method. Further, all subsequent mark to market adjustments will be charged to other income. For the three months ended June 30, 2008, $0.1 million of the deferred loss was reclassified into interest expense.

In June 2008, we terminated an interest rate swap with a notional amount of $2.9 million related to a repurchase agreement we repaid, resulting in a gain of $19 thousand which is included in interest expense on the consolidated statement of income. Also in June 2008, we terminated interest rate swaps with notional amounts of $190.0 million and $5.0 million and partially terminated interest rate swaps with notional amounts of $330.0 million and $46.0 million, resulting in a net deferred loss of $24.7 million which will be amortized into interest expense using the interest rate method. These swaps were hedging interest payments related to borrowings under Amended Credit Facility No. 2, Term Financing No. 1 and future debt and securitizations. For the three months ended June 30, 2008, $0.2 million of the deferred loss was reclassified into interest expense on the consolidated statement of income. The remaining portions of the two partially terminated swaps were re-designated as cash flow hedges for accounting purposes on June 30, 2008.

On June 6, 2008, we entered into two amortizing interest rate swap contracts with a balance guarantee notional and initial notional amounts of $710.1 million and $491.7 million. The balance guarantee notional has a lower and upper notional band that adjusts to the outstanding principle balance on Term Financing No. 1. We entered into these interest rate hedging arrangements in connection with Term Financing No. 1 in order to effectively pay interest at a fixed rate on a substantial portion of the loans under this facility. These interest rate swaps were designated as cash flow hedges for accounting purposes on June 30, 2008.

For the three months ended June 30, 2007 and 2008, we recognized ineffectiveness gains (losses) of $0.5 million and $(2.1) million, respectively related to our cash flow hedges. For the three months ended June 30, 2007 and 2008, $0.5 million and $(4.0) million are included in interest expense and $0 million and $1.9 million are included in other income, respectively. For the six months ended June 30, 2007 and 2008, we recognized ineffectiveness gains (losses) of $0.4 million and $(4.1) million, respectively related to our cash flow hedges. For the six months ended June 30, 2007 and 2008, $0.4 million and $(6.0) million are included in interest expense and $0 million and $1.9 million are included in other income, respectively.

As of June 30, 2008, we had pledged $1.5 million in cash collateral under our interest rate swaps and our interest rate forward contracts, which is included in other assets on our consolidated balance sheet.

The weighted average interest pay rates of these derivatives at December 31, 2007 and June 30, 2008 were 5.28% and 5.07%, respectively.

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

EBITDA is not an alternative to net income, income from operations or cash flows provided by or used in operations as calculated and presented in accordance with GAAP. You should not rely on EBITDA as a substitute for any such GAAP financial measure. We strongly urge you to review the reconciliation of EBITDA to GAAP net income (loss), along with our consolidated financial statements included elsewhere in this quarterly report. We also strongly urge you to not rely on any single financial measure to evaluate our business. In addition, because EBITDA is not a measure of financial performance under GAAP and is susceptible to varying calculations, the EBITDA measure, as presented in this quarterly report, may differ from, and may not be comparable to, similarly titled measures used by other companies. The table below shows the reconciliation of net income (loss) to EBITDA for the three and six months ended June 30, 2007 and 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008

Net income	$38,068	$35,341	$59,609	$66,978
Depreciation	27,764	51,605	49,398	99,820
Amortization of lease premiums (discounts)	(1,773)	(2,502)	(3,432)	(5,148)
Interest, net	19,345	51,319	36,077	92,330
Income tax provision	1,173	1,633	3,078	3,347
Earnings from discontinued operations, net of income taxes	(10,910)	—	(11,594)	—

EBITDA	$73,667	$137,396	$133,136	$257,327

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes through our securities portfolio, our variable rate liabilities and our interest rate swap and forward contracts. Increases in interest rates could decrease the fair value of our debt investments, increase the amount of interest payments on our variable rate debt and reduce the spread we earn between our generally fixed-rate revenues and our variable rate interest expense. We enter into interest rate swaps and forward contracts to minimize the risks associated with our variable rate debt. Decreases in interest rates would decrease the value of our interest rate hedging contracts, which may result in margin calls from our hedge counterparties pursuant to which we are required to pledge cash collateral to secure such a loss in value. As of June 30, 2008, we had pledged $1.5 million in cash collateral under our interest rate swaps and our interest rate forward contracts, as identified in the table below, and a change in swap rates equal to one basis point will result in a change in the required cash collateral amount of approximately $0.4 million. As of August 1, 2008, the aggregate fair value of our interest rate swaps and our interest rate forward contracts was a liability of $106.5 million and we had pledged $3.3 million in cash collateral required under certain of our interest rate swaps and our interest rate forward contracts.

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

	Face/Notional/		Face/Notional Amount Maturing
	Market Value amount		Twelve Months Ended June 30,						Fair Value
	December 31,	June 30,							June 30,	December 31,
(Dollars in thousands)	2007	2008	2009	2010	2011	2012	2013	Thereafter	2008	2007

Fixed Rate Assets
Securities Available for Sale (1)	$101,340	$24,814	$1,151	$6,552	$738	$665	$721	$14,987	$20,664	$99,118
Weighted average coupon rate, end of period	7.77%	7.83%	7.84%	8.13%	8.14%	8.15%	8.16%	8.16%
Security Held Until Maturity (2)	$13,897	$—	$—	$—	$—	$—	$—	$—	$—	$13,897
Average interest rate	8.88%	N/A
Variable Rate Liabilities
Borrowed under Credit Facilities (3)(4)	$798,186	$255,189	$255,189	$—	$—	$—	$—	$—	$255,189	$798,186
Weighted average interest rate end of period	6.26%	3.73%
Securitized Notes
Notes Issued	$1,677,736	$1,632,307	$72,023	$73,912	$81,513	$154,807	$245,668	$1,004,384	$1,488,807	$1,623,522
Weighted average interest rate, end of period	5.44%	2.72%	3.36%	3.83%	4.17%	4.41%	4.56%
Term Debt Financings
Borrowed under Term Debt Financings (5)	$—	$782,060	$48,900	$48,900	$48,900	$48,900	$54,913	$531,547	$782,060	$—
Weighted average interest rate end of period	N/A	4.37%	4.85%	5.32%	5.66%	5.89%	6.05%
Repurchase Obligations (1)	$67,744	$—	$—	$—	$—	$—	$—	$—	$—	$67,744
Weighted average interest rate, end of period	5.74%	N/A
Interest Rate Swaps Related to Repurchase Obligations
Pay fixed/receive variable (1)	$46,900	$—	$—	$—	$—	$—	$—	$—	$—	$(633)
Weighted average pay fixed rate	4.96%	N/A
Weighted average receive variable rate, end of period	4.61%	N/A
Interest Rate Forwards Related to Securitization No. 1
Notional Amounts	$527,396	$515,984	$23,666	$24,820	$32,042	$81,986	$36,145	$317,325	$(30.813)	$(33,842)
Weighted average pay fixed rate	5.78%	5.78%	5.78%	5.78%	5.78%	5.78%	5.78%
Weighted average receive variable rate, end of period	4.87%	2.74%	3.37%	3.84%	4.18%	4.41%	4.57%
Interest Rate Forwards Related to Securitization No. 2
Notional Amounts	$1,150,339	$1,130,171	$56,276	$50,760	$50,795	$972,340	$—	$—	$(48,433)	$(54,110)
Weighted average pay fixed rate	5.26%	5.26%	5.25%	5.25%	5.30%
Weighted average receive variable rate, end of period	4.60%	2.45%	3.10%	3.57%	3.91%
Interest Rate Swaps Related to Term Financing No. 1
Notional Amounts (5)	$—	$710,068	$44,410	$44,410	$44,410	$44,410	$49,684	$482,744	$1,515	$—
Weighted average pay fixed rate	N/A	4.04%	4.04%	4.04%	4.04%	4.04%	5.31%
Weighted average receive variable rate, end of period	N/A	2.45%	3.10%	3.57%	3.91%	4.14%	4.30%
Interest Rate Forwards Related to Amended Credit Facility No. 2, Revolving Credit Facility and Future Debt
Notional Amounts (6)	$860,000	$97,932	$(155,410)	$(158,410)	$(322,410)	$(120,410)	$345,316	$509,256	$(19,244)	$—
Weighted average pay fixed rate	5.05%	5.07%	5.06%	5.03%	5.15%	5.21%	5.24%
Weighted average receive variable rate, end of period	4.60%	2.47%	3.10%	3.57%	3.91%	4.14%	4.30%

(1)	In February 2008, we terminated an interest rate swap, with notional amounts of $39,000 at December 31, 2007 and $33,000 as of the termination date, related to two of our debt investments which were sold. We repaid the outstanding balance under the related repurchase agreement and paid breakage fees and accrued interest. In March 2008, we terminated an interest rate swap with a notional amount of $5,000, which was settled on April 1, 2008, related to one of our repurchase agreements which was not refinanced when it became due on March 15, 2008. In June 2008, we terminated an interest rate swap with a notional amount of $2,900 related to a repurchase agreement which was not refinanced when it became due on June 28, 2008.

(2)	In 2007, we acquired a loan secured by a commercial jet aircraft that was classified as held to maturity at December 31, 2007. The loan matured on December 17, 2007, and had an outstanding balance of $13,897 at December 31, 2007. The borrower elected not to repay the loan at maturity and, accordingly, we took ownership of this aircraft in March 2008.

(3)	On March 20, 2008, the parties to the Revolving Credit Facility entered into a fourth amendment to the Revolving Credit Facility, extending the Stated Termination Date (as defined therein) to December 11, 2008, and reducing the commitments of the lenders to make loans thereunder, or the Revolving Commitments, from $250,000 to $150,000. The Revolving Commitments were reduced to $100,000 on June 30, 2008, and will reduce further to $80,000 on August 31, 2008, $60,000 on September 30, 2008 and $40,000 on October 31, 2008, with final maturity on December 11, 2008.

(4)	On March 20, 2008, the parties to Amended Credit Facility No. 2 entered into an amendment reducing the commitments of the lenders to make loans thereunder from $1,000,000 to $500,000, on any date after which the loans outstanding under Amended Credit Facility No. 2 fall below $500,000. This occurred in June 2008 with the refinancing and transfer of 26 aircraft into Term Financing No. 1.

(5)	On May 2, 2008 two of our subsidiaries entered into a seven year, $786.1 million term debt facility, which were refer to as Term Financing No. 1, to finance a portfolio of 28 aircraft. The loans under Term Financing No. 1 were funded into an aircraft purchase escrow account on May 2, 2008. These loans were released to us as the financed aircraft transferred into the facility. Each of the subsidiaries has fully and unconditionally guaranteed the other’s obligations under Term Financing No. 1. However, the loans are neither obligations of, nor guaranteed by, Aircastle Limited. We entered into new interest rate hedging arrangements with respect to a substantial portion of the principal balance of the loans under Term Financing No. 1 in order to effectively pay interest at a fixed rate on a substantial portion of the loans. Obligations owed to hedge counter-parties under these contracts are secured pari passu basis by the same collateral that secures the loans under Term Financing No. 1 and, accordingly, we have no obligation to pledge cash collateral to secure any loss in value of the hedging contracts if interest rates fall.

(6)	In March 2008, we terminated an interest rate swap with a notional amount of $150,000 and partially terminated an interest rate swap with a notional of $440,000, leaving a notional amount of $240,000. In June 2008, the remaining portion of the swap that had been partially terminated was fully terminated. Also in June 2008, we terminated interest rate swaps with notional amounts of $190,000 and $5,000, and partially terminated interest rate swaps with notional amounts of $330,000 and $46,000.

Item 4.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2008. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. — Other Information

Item 1.	Legal Proceedings

The Company is not a party to any material legal or adverse regulatory proceedings.

Item 1A.	Risk Factors

There have been no material changes to the disclosure related to the risk factors described in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual general meeting of the shareholders of Aircastle Limited was held on May 15, 2008, at which meeting our shareholders voted to (1) elect Joseph P. Adams, Jr., John Z. Kukral and Ronald L. Merriman as Class II directors of the Company and (2) appoint Ernst & Young LLP as independent registered public accounting firm for the Company for fiscal year 2008 and to authorize the directors of Aircastle Limited, acting by the Audit Committee, to determine the independent registered public accounting firm’s fees. The voting results for each proposal submitted to a vote were as listed below.

Election of Class II Directors:

Joseph P. Adams, Jr.: 66,024,307 votes for, 6,891,787 votes withheld and 0 votes for write-in nominees.

John Z. Kukral: 66,085,583 votes for, 6,830,511 votes withheld and 0 votes for write-in nominees.

Ronald L. Merriman: 72,341,061 votes for, 575,033 votes withheld and 0 votes for write-in nominees.

The other directors whose terms of office continued after the meeting are: Ronald W. Allen and Douglas A. Hacker as Class I directors; and Wesley R. Edens and Peter V. Ueberroth as Class III directors.

Appointment of Ernst & Young LLP as Independent Public Accounting Firm for Fiscal Year 2008:

72,534,043 votes for, 245,358 votes against, 32,896 votes abstaining and 103,797 broker non-votes.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

2.1	Asset Purchase Agreement, dated as of January 21, 2007, by and among the Sellers listed on Schedule 1-A, each of which is a direct or indirect subsidiary of Guggenheim Aviation Investment Fund, LP, a Delaware limited partnership, and the Purchasers listed on Schedule 1-B, each of which is a direct or indirect subsidiary of Aircastle Limited, a Bermuda exempted company.††
3.1	Memorandum of Association†
3.2	Bye-laws†
4.1	Specimen Share Certificate†
4.2	Amended and Restated Shareholders Agreement among Aircastle Limited and Fortress Investment Fund III LP, Fortress Investment Fund III (Fund B) LP, Fortress Investment Fund III (Fund C) LP, Fortress Investment Fund III (Fund D) L.P., Fortress Investment Fund III (Fund E) LP, Fortress Investment Fund III (Coinvestment Fund A) LP, Fortress Investment Fund III (Coinvestment Fund B) LP, Fortress Investment Fund III (Coinvestment Fund C) LP, Fortress Investment Fund III (Coinvestment Fund D) L.P., Drawbridge Special Opportunities Fund LP, Drawbridge Special Opportunities Fund Ltd. and Drawbridge Global Macro Master Fund Ltd.†
10.1	Credit Agreement (2008-B), dated as of May 2, 2008, by and among ACS 2008-1 Limited and ACS Aircraft Finance Ireland 3 Limited, as Borrowers, each lender from time to time party thereto, as Lenders, Calyon New York Branch, as Sole Bookrunner and Facility Agent, and Calyon New York Branch, HSH Nordbank AG, KfW Ipex-Bank GmbH and DVB Bank AG, as Joint Lead Arrrangersˆ
10.2	Intercreditor Agreement, dated as of May 2, 2008, by and among ACS 2008-1 Limited, as Borrower, ACS Aircraft Finance Ireland 3 Limited, as Guarantor, Aircastle Advisor LLC, as Administrative Agent, Calyon New York Branch, as Facility Agent, Collateral Agent and Liquidity Facility Provider, and Deutsche Bank Trust Company Americas, as Operating Bankˆ
10.3	Intercreditor Agreement, dated as of May 2, 2008, by and among ACS Aircraft Finance Ireland 3 Limited, as Borrower, ACS 2008-1 Limited, as Guarantor, Aircastle Advisor LLC, as Administrative Agent, Calyon New York Branch, as Facility Agent, Collateral Agent and Liquidity Facility Provider and Deutsche Bank Trust Company Americas, as Operating Bankˆ
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Owned Aircraft Portfolio at June 30, 2008

†	Incorporated by reference to the Company’s registration statement on Form S-1, filed with the SEC on June 2, 2006, as amended on July 10, 2006, July 25, 2006 and August 2, 2006.

††	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on January 25, 2007.

ˆ	Incorporated by reference to Amendment No. 1 to the Company’s current report on Form 8-K filed with the SEC on May 5, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2008

AIRCASTLE LIMITED
(Registrant)

By:	/s/ Aaron Dahlke
Aaron Dahlke
Chief Accounting Officer and Authorized Officer