Form 10-K/A
period 2007-12-31
Aircastle LTD
filed 2008-11-17
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2007
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the Registrant’s Common Shares based upon the closing price on the New York Stock Exchange on June 29, 2007 (the last business day of registrant’s most recently completed second fiscal quarter), beneficially owned by non-affiliates of the Registrant was approximately $988.6 million. For purposes of the foregoing calculation, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and executive officers and shareholders owning 10% or more of the outstanding common shares of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.
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

EXPLANATORY NOTE REGARDING THIS FORM 10-K/A
     Aircastle Limited (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007, originally filed with the Securities and Exchange Commission (“SEC”) on February 28, 2008 (the “original Form 10-K”), to amend and restate its consolidated statements of cash flows for the years ended December 31, 2005 through December 31, 2007 and its applicable selected financial data for the years ended December 31, 2004 through December 31, 2007.
     The Company identified a misstatement in its consolidated statements of cash flows with regards to the presentation of non-cash activities related to security deposits, maintenance payments and lease rentals received in advance that were assumed from sellers when aircraft were acquired. In certain cases, the amount of these assumed liabilities were offset against the cash paid for the aircraft. However, in preparing the consolidated statements of cash flows, the Company included these assumed liabilities in the amount presented as cash paid for the acquisition and improvement of flight equipment in the investing section of its consolidated statements of cash flows. In addition, the Company included these assumed liabilities in the amounts presented as changes in security deposits and maintenance payments and lease rentals received in advance in the operating section of its consolidated statements of cash flows. After a re-evaluation, management concluded that it would be more appropriate to disclose security deposits, maintenance liabilities and lease rentals received in advance assumed in asset acquisitions as non-cash activities and to present the actual cash paid for the aircraft as cash outflows for the acquisition and improvement of flight equipment in the investing section of the consolidated statements of cash flows.
     In addition, the Company had decided to reclassify the cash flow activities related to security deposits and maintenance payments collected from and returned to its lessees from the operating section to the financing section of the consolidated statements of cash flows to better reflect the nature of these activities.
     The misstatement and reclassification had no impact on the Company’s previously reported consolidated balance sheets, consolidated statements of income, including net income and earnings per share, consolidated statements of changes in shareholders’ equity or cash balances for any period.
     This Form 10-K/A includes new certifications as exhibits 31.1, 31.2, 32.1 and 32.2 by our principal executive officer and principal financial officer as required by Rules 12b-15 and 13a-14 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Except for the amended disclosure and reclassification described above, the information in this Form 10-K/A has not been updated to reflect events that occurred after February 28, 2008, the filing date of our original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-K, including any amendments to those filings. The following information has been updated to give effect to the restatement:
Part II — Item 6 — Selected Financial Data
Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II — Item 8 — Financial Statements
Part II — Item 9A — Controls and Procedures
Part IV — Item 15 — Exhibits and Financial Statement Schedules

		Page
	PART II

Item 6.	Selected Financial Data	3

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	5

Item 8.	Financial Statements and Supplementary Data	30

Item 9A.	Controls and Procedures (Restated)	31

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	E-1

SIGNATURE		S-1
EX-23.1: CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

ITEM 6.	SELECTED FINANCIAL DATA
     The following information has been adjusted to reflect the restatement and reclassification of our consolidated statements of cash flows which is more fully described in the “Explanatory Note” on page 1 and Note 20, Restatement and Reclassification of Previously Issued Financial Statements located in the Consolidated Financial Statements elsewhere in this Annual Report. The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and notes thereto, which are included elsewhere in this Annual Report.

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

	Period from
	October 29,
	(Commencement
	of Operations)
	Through
	December 31,	Year Ended December 31,
	2004	2005	2006	2007
	(Dollars in thousands, except per share data)
Repurchase agreements	—	8,665	83,694	67,744
Shareholders’ equity	99,235	410,936	637,197	1,294,577
Other Data:
Number of Aircraft (at the end of period)	2	31	68	133
Total debt to total capitalization	N/A	54.9%	62.8%	66.3%
Consolidated Statements of Cash Flows:
	(Restated)	(Restated)	(Restated)	(Restated)
Cash flows (used in) provided by operations	$(194)	$(20,974)	$42,712	$200,210
Cash flows used in investing activities	(92,921)	(710,317)	(858,002)	(2,369,796)
Cash flows provided by financing activities	93,115	811,234	793,465	2,125,014

(1)	EBITDA is a measure of operating performance that is not calculated in accordance with GAAP. EBITDA should not be considered a substitute for net income, income from operations or cash flows provided by or used in operations, as determined in accordance with GAAP. EBITDA is a key measure of our operating performance used by management to focus on consolidated operating performance exclusive of income and expense that relate to the financing and capitalization of the business.

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
     The following information has been adjusted to reflect the restatement and reclassification of our consolidated statements of cash flows which is more fully described in the “Explanatory Note” on page 1 and Note 20, Restatement and Reclassification of Previously Issued Financial Statements located in the Consolidated Financial Statements elsewhere in this Form 10-K/A.
     This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks, uncertainties and assumptions. You should read the following discussion in conjunction with “Item 6 — Selected Financial Data’’ and our historical consolidated financial statements and the notes thereto appearing elsewhere in this report. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those described under ”Item 1A. — Risk Factors’’ in the Company’s September 30, 2008 Quarterly Report on Form 10-Q filed on the date hereof, and elsewhere in this report. Please see “Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995“ in the Company’s September 30, 2008 Quarterly Report on Form 10-Q filed on the date hereof, for a discussion of the uncertainties, risks and assumptions associated with these statements. Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and, unless otherwise indicated, the other financial information contained in this report has also been prepared in accordance with GAAP. Unless otherwise indicated, all references to “dollars” and “$” in this report are to, and all monetary amounts in this report are presented in, U.S. dollars.
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
     The following table sets forth certain information with respect to the aircraft acquired or to be acquired by us as of December 31, 2007:
     AIRCASTLE AIRCRAFT INFORMATION (dollars in millions)

		Aircraft
	Owned	Committed
	Aircraft	to be Acquired
	as of	as of
	December 31,	December 31,
	2007(1)	2007(2)(5)	Total
Flight Equipment Held for Lease	$3,807	$363	$4,170
Number of Aircraft	133	8	141
Number of Lessees	58	4	61
Number of Countries	31	3	32
Weighted Average Age — Passenger (years)(3) (6)	10.0	17.1	10.2
Weighted Average Age — Freighter (years)(3) (6)	10.9	—	7.9
Weighted Average Age — Combined (years)(3) (6)	10.2	3.7	9.7
Weighted Average Remaining Passenger Lease Term (years)(4) (6)	4.2	5.0	4.2
Weighted Average Remaining Cargo Lease Term (years)(4) (6)	8.7	11.0	9.3
Weighted Average Remaining Combined Lease Term (years)(4) (6)	5.0	9.7	5.5

(1)	Calculated using net book value.

(2)	Excludes 15 Airbus Model A330-200F scheduled for delivery between June 2010 and November 2011.

(3)	Weighted average age (years) by net book value, or in the case of aircraft not yet acquired, base purchase price, is as of December 31, 2007. The age of any aircraft not yet acquired is measured as of its expected acquisition date.

(4)	Weighted average remaining lease term (years) by net book value, or in the case of aircraft not yet acquired, base purchase price, is as of December 31, 2007. Remaining lease term for any aircraft not yet acquired is measured as of the expected acquisition date.

(5)	Calculated using base purchase price which represents the purchase price subject to certain agreed upon adjustments.

(6)	Two Boeing Model 747-400 aircraft being converted to freighter configuration are included as “Freighter” aircraft and because we have executed post-conversion leases for these aircraft, we measure the remaining lease term for these aircraft on the basis of their respective ten-year post-conversion leases. Two Boeing Model 747-400 aircraft currently on short-term leases in passenger configuration are included as “Passenger” aircraft; the remaining lease term for one of these aircraft, for which we have an executed lease post-conversion, is measured based on the ten-year term of that post-conversion lease, while the remaining lease term for the other is measured based on the 2008 expiry date on the existing short-term passenger configuration lease.
     Our owned aircraft portfolio as of December 31, 2007 is listed in Exhibit 99.1 in the original Form 10-K. Approximately 86% of the aircraft we owned as of December 31, 2007 are what we consider to be the most current technology for the relevant airframe and engine type and airframe size, as listed under the headings “Latest Generation Narrowbody Aircraft,” “Latest Generation Midbody Aircraft,” “Latest Generation Widebody Aircraft” and “Latest Generation Widebody Freighter Aircraft” in Exhibit 99.1 in the original Form 10-K.

     PORTFOLIO DIVERSIFICATION

			Aircraft Committed to
	Owned Aircraft as of		be Acquired as of
	December 31, 2007		December 31, 2007(1)		Total
						% of Net
						Book Value
				% of Base		plus Base
	Number of	% of Net	Number of	Purchase	Number of	Purchase
	Aircraft	Book Value	Aircraft	Price(2)	Aircraft	Price
Aircraft Type
Passenger:
Narrowbody	92	51%	6	21%	98	48%
Midbody	24	25%	—	—%	24	23%
Widebody	3	5%	—	—%	3	4%

Total Passenger	119	81%	6	21%	125	75%
Freighter (4)	14	19%	2	79%	16	25%

Total	133	100%	8	100%	141	100%

Manufacturer
Boeing	93	65%	2	79%	95	66%
Airbus	40	35%	6	21%	46	34%

Total	133	100%	8	100%	141	100%

Lessee Diversification
Top Five Lessees(5)	34	28%	8	100%	28	28%

Regional Diversification
Europe(6)	65	47%	1	39%	66	47%
Asia(7)	35	27%	6	22%	41	26%
North America(8)	13	10%	—	—%	13	9%
Latin America	12	7%	—	—%	12	7%
Middle East and Africa	8	9%	1	39%	9	11%

Total	133	100%	8	100%	141	100%

(1)	Excludes 15 Airbus Model A330-200F scheduled for delivery between June 2010 and November 2011.

(2)	Base purchase price represents the purchase price subject to certain agreed upon adjustments.

(3)	Two Boeing Model 747-400 aircraft currently on short-term leases in passenger configuartion are included as “Passenger” aircraft.

(4)	Two Boeing Model 747-400 aircraft being converted to freighter configuration are included as “Freighter” aircraft.

(5)	Our top five customers for aircraft we owned and were committed to acquire as of December 31, 2007, in order of declining exposure, are Martinair Holland N.V., Emirates, US Airways Inc., Sterling Airlines A/S. and Iberia Lineas Aereas de Espana, S.A. No individual customer accounted for more than 8% of net book value.

(6)	Includes one Boeing Model 747-400 aircraft being converted to freighter configuration for which we have an executed lease post-conversion with a carrier in Europe.

(7)	Includes two Boeing Model 747-400 aircraft currently on short-term lease in passenger configuration to airlines in Asia. These aircraft will be converted to freighter configuration in 2008 and 2009 and we have executed a lease with a carrier in North America for one of these aircraft post-conversion.

(8)	Includes one Boeing Model 747-400 aircraft being converted to freighter configuration for which we have an executed lease post-conversion with a carrier in North America.
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

     We intend to continue funding aircraft acquisitions initially through borrowings under our short-term credit facilities, and to repay all or a portion of such borrowings from time to time with the net proceeds from subsequent long-term debt financings and additional equity offerings. Therefore, our ability to execute our business strategy, particularly the acquisition of additional commercial jet aircraft or other aviation assets, depends to a significant degree on our ability to obtain additional debt and equity capital on terms we deem attractive. Given our existing commitments and the potential volume of aircraft acquisitions, we expect to execute additional securitizations, other long-term debt financing and/or additional equity offerings during the course of the next 12 months. We also intend to extend, modify or replace our short-term credit facilities in 2008. However, the level of new investment activity and, in turn, financing requirements will be driven by the attractiveness of new investment opportunities available in the marketplace and financial market conditions. Decisions by investors and lenders to enter into such transactions with us will depend upon a number of factors, such as our historical and projected performance, compliance with the terms of our current credit arrangements, industry and market trends, the availability of capital and the relative attractiveness of alternative investments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facilities, — Securitizations, and — Equity Offerings.”
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
     We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), effective January 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of the adoption of FIN 48.
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
     We record maintenance payments paid by the lessee as accrued maintenance liabilities in recognition of our contractual commitment to refund such receipts. In these contracts, we do not recognize such maintenance payments as revenue during the lease. Reimbursements to the lessee upon the receipt of evidence of qualifying maintenance work are charged against the existing accrued maintenance liability. We defer income recognition of all maintenance reserve payments collected until such time as we can reasonably estimate the amount by which reserve payments received exceed costs to be incurred by the current lessee in performing scheduled maintenance.
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
     At inception of the hedge, we choose a method of ineffectiveness calculation, which we must use for the life of the contract. For a majority of our hedges, we use the “change in variable cash flows method” for calculation of hedges not considered to be perfectly effective. In the case of swap transactions, the calculation involves a comparison of the present value of the cumulative change in the expected future cash flows on the variable leg of the swap and the present value of the cumulative change in the expected future interest cash flows on the floating-rate liability. The difference is the calculated ineffectiveness and is recorded in income.
     We use the “hypothetical trade method” for hedges that do not qualify for the “change in variable cash flow method” under SFAS No.133. The calculation involves a comparison of the change in the fair value of a hypothetical trade to the change in the fair value of the hedge. The difference is the calculated ineffectiveness and is recorded in income as a component of interest expense.
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
RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued statement No. 157, “Fair Value Measurements”, (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company is subject to the provisions of SFAS 157 beginning January 1, 2008. The Company has not yet determined whether SFAS 157 will have a material impact on its financial condition, results of operations, or cash flow. However, the Company believes it will likely be required to provide additional disclosures as part of future financial statements, beginning with first quarter 2008.
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (Statement 159). Statement 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. Statement 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe Statement 159 will result in a material adverse effect on its financial condition, results of operations, or cash flow.
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
     During the year ended December 31, 2007, we acquired commercial jet aircraft and made capital improvements to our aircraft portfolio totaling $2.2 billion (excluding assets not yet earning revenue of $170.7 million comprising deposits and progress payments under our Airbus A330F Agreement and freighter conversion contracts and excluding payments under the GAIF Acquisition Agreement for aircraft accelerations) and $15.3 million of debt investments secured by commercial jet aircraft, for a total of $2.22 billion. We expect to acquire a substantial amount of aviation assets over the next twelve months, including approximately $363.4 million of aircraft to be delivered under the GAIF Acquisition Agreement, all of which were subject to letters of intent at December 31, 2007, and additional acquisitions that we may enter into from time to time in the ordinary course of business. In addition, at December 31, 2007, we expect capital expenditures and lessee maintenance payment draws on our owned and committed aircraft portfolio to be approximately $98.9 million, excluding freighter conversion payments (see Purchase Obligations in “Contractual Obligations” below) and we expect maintenance payment collections from lessees on our owned aircraft portfolio of approximately $131.4 million over the next twelve months. There can be no assurance that we will be able to acquire the additional aircraft described above, and no assurance regarding the timing and amount of such acquisitions. In addition, there can be no assurance that the capital expenditures described above will not be greater than expected or that our expected maintenance payment collections will equal our current estimates.
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
     We believe that funds available from operations and our credit facilities, including the 2008-A Credit Agreement and including extensions, replacements and refinancings of our existing credit facilities, will be sufficient to satisfy our liquidity needs over the next twelve months and enable us to pay dividends to our common shareholders as contemplated by our dividend policy. At December 31, 2007, we had borrowings of $734.1 million related to 31 aircraft under our Amended Credit Facility No. 2. During the second quarter of 2008, we plan to refinance a majority of these aircraft, as well as 5 additional aircraft that we expect to acquire during the first half of 2008, with long-term financing using a cost effective debt structure such as a non-recourse securitization or similar bank market financing. We believe that similar bank market financing would be available in a single, diversified portfolio transaction structured like a securitization or would also be available in a series of smaller financings. We expect to extend, modify or replace the maturity of our Revolving Credit Facility prior to its current maturity of June 15, 2008 and to modify or replace Amended Credit Facility No. 2 with a similar aircraft acquisition facility prior to its current maturity of December 15, 2008. However, future deterioration in our performance or the markets could limit our ability to access these sources of financing and/or increase our cost of capital, which may negatively impact our ability to raise additional funds, grow our business and to pay dividends to our common shareholders.
Cash Flows (Restated)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2006	2007
(Dollars in thousands)	(Restated)	(Restated)	(Restated)
Net cash flow (used in) provided by operating activities	$(20,974)	$42,712	$200,210
Net cash flow used in investing activities	(710,317)	(858,002)	(2,369,796)
Net cash flow provided by financing activities	811,234	793,465	2,125,014
     Operating activities (used) provided net cash flow of $(21.0) million, $42.7 million and $200.2 million for the years ended December 31, 2005, 2006 and 2007, respectively. Cash flow from operations is primarily generated from rents received pursuant to the lease agreements on our aircraft. It is reduced by interest paid on our borrowings and by selling, general and administrative expenses. The amount of rent we receive depends on various factors, including the size, age and composition of our aircraft portfolio. Our aircraft lease agreements generally provide for the periodic payment of a fixed amount of rent over the life of the lease. However, the amount of rent we receive may vary due to several factors, including the credit worthiness of our lessees and the occurrence of delinquencies and defaults. It is also affected by the extent to which aircraft are off-lease and our ability to remarket aircraft that are nearing the end of their leases. Our success in re-leasing aircraft is affected by market conditions for our aircraft and by general industry trends. At December 31, 2005, 2006 and 2007, all 31, 68 and 133 of our aircraft, respectively, were on-lease or inducted into the freighter conversion process. Cash flow provided by operations is also affected by the interest expense we pay on our credit facilities and by our decisions to hedge the risk of changing interest rates. All of our debt is currently floating rate and varies with changes in LIBOR. To the extent interest rates increase, we may be liable for more interest payments to our lenders. Our practice has been to hedge the expected future interest payments on a portion of our floating rate liabilities by entering into derivative contracts. However, we remain exposed to changes in interest rates to the extent we decide to remain unhedged and the degree to which our hedges are not perfectly correlated to the hedged future cash flows.
     Net cash flow used in investing activities totaled $710.3 million, $858.0 million and $2.37 billion for the years ended December 31, 2005, 2006 and 2007, respectively. The period to period increase reflects the increase in our acquisition of aviation assets during this time. During the year ended December 31, 2007, we acquired 65 aircraft, as compared with 37 aircraft during the year ended December 31, 2006 and 29 aircraft during the year ended December 31, 2005, resulting in our gross investment of $2.27 billion for the acquisition and improvement of flight equipment, or $2.21 billion net of accrued liabilities, compared with $837.4 million, or $820.0 million net of accrued liabilities, during the year ended December 31, 2006, and $634.2 million, or $632.8 million net of accrued liabilities, during the year ended December 31, 2005. We also invested $15.3 million in debt investments during the year ended December 31, 2007, as compared with $92.7 million and $29.4 million during the years ended December 31, 2006 and 2005, respectively. We paid $170.7 million in net aircraft purchase deposits and progress payments during the year ended December 31, 2007, compared with $1.2 million during the year ended December 31, 2006 and $5.6 million during the year ended December 31, 2005. Cash outflows from investing activities during the years ended December 31, 2007 and 2006 were partially offset by proceeds of $34.9 million and $57.2 million, respectively, from the sale of one aircraft in May 2007 and one aircraft in March 2006 that are reported as discontinued operations.
     Net cash flow from financing activities totaled $811.2 million, $793.5 million and $2.13 billion for the years ended December 31, 2005, 2006 and 2007, respectively. The period to period increase for 2007 as compared with 2006 and

2005 reflects the significant increase in financing the acquisition of aviation assets during these periods as discussed in investing activities above. During 2007, we raised $830.8 million through equity offerings, received $1.17 billion in proceeds from our second securitization and received net proceeds of $259.6 million from our Credit Facilities for a combined total of $2.26 billion of financings to invest in aviation assets. Net cash flows from financing activities also reflects net proceeds of $9.7 million, $29.7 million and $67.1 million from security and maintenance deposits for the years ended December 31, 2005, 2006 and 2007, respectively.
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
     In 2004, Fortress Shareholders (as defined herein) committed to invest $400.0 million of equity in Aircastle. Of this amount, $93.1 million was contributed in 2004 and the remaining $306.9 million was invested in 2005. In 2005, we borrowed a total of $490.6 million on secured credit facilities and $8.7 million on repurchase agreements. During 2006, we received cash from credit facilities and securitizations of $501.5 million, net of repayments, to finance investments in aircraft, and we received cash from repurchase agreements of $75.0 million, net of repayments, to finance the acquisition of debt investments. The borrowings under our credit facilities were collateralized by leases on our aircraft, ownership interests in the subsidiaries that own the aircraft, cash on deposit in lockbox accounts and other assets held by the collateral agent and rights under the service provider agreement and certain other agreements.

Debt Obligations
     The following table provides a summary of our credit facilities at December 31, 2007:

		As of December 31, 2007
			Outstanding		Final Stated
Debt Obligation	Collateral	Commitment	Borrowing	Interest Rate(1)	Maturity
(Dollars in thousands)

Securitization No. 1	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	$527,397	$527,397	1M LIBOR + 0.27% = 5.30%	6/20/31

Securitization No. 2	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	1,150,339	1,150,339	1M LIBOR + 0.26% = 5.50%	6/14/37

747 PDP Credit Facility	Interests in aircraft leases, rights under aircraft purchase contract, beneficial interest in entities and related interests	64,127	64,127	1M LIBOR + 1.00% = 6.03%	4/15/08

Revolving Credit Facility	Beneficial interests in subsidiaries	250,000	—	1M LIBOR + 1.50% - N/A	6/15/08

Amended Credit Facility No. 2	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	1,000,000	734,059	1M LIBOR + 1.25% = 6.28%	12/15/08

Repurchase Agreements (2)	Securities available for sale	60,282	60,282	1M LIBOR + 0.50% = 5.75%	3/1/08

Repurchase Agreements	Securities available for sale	2,490	2,490	1M LIBOR + 0.50% = 5.36%	6/28/08

Repurchase Agreements (3)	Securities available for sale	4,972	4,972	1M LIBOR + 0.75% = 5.85%	1/15/08

Total		$3,059,607	$2,543,666

(1)	LIBOR in effect at the applicable reset date.

(2)	In February 2008, we sold the underlying debt investments and paid the outstanding amount under this repurchase agreement.

(3)	Refinanced for one month in both January and February 2008. We intend to continue to refinance this repurchase agreement on a monthly basis.
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

     On February 28, 2006, we entered into a $500.0 million revolving credit facility with a group of banks to finance the acquisition of aircraft and related improvements which we refer to as Credit Facility No. 2. The borrowing base is equal to 85% of the net book value of the aircraft. Borrowings under this credit facility incur interest at one-month LIBOR plus 1.25%. Additionally, we are subject to a 0.12% fee on any unused portion of the total committed facility. Credit Facility No. 2 requires the monthly payment of interest and principal, to the extent of 85% of any decrease in the net book value of the assets. Effective June 15, 2006, Credit Facility No. 2 was amended to increase the maximum committed amount to $750.0 million and to extend the maturity to November 15, 2007. On December 15, 2006, the $750.0 million credit facility was amended to increase the maximum committed amount to $1.0 billion and to extend the maturity to December 15, 2008 (''Amended Credit Facility No. 2’’). In addition, the borrowing base was revised to equal 65% of the purchase price of aircraft secured under the facility. On January 22, 2007, the $1.0 billion Amended Credit Facility No. 2 was amended to increase the maximum committed amount to $1.25 billion; provided that such amount will reduce to $1.0 billion on the earlier of (1) the closing of our next securitization financing or (2) June 30, 2007 (or, if we pay a commitment fee to the lenders, December 31, 2007). On June 8, 2007, the maximum committed amount of Amended Credit Facility No. 2 was reduced to $1.0 billion and $509.9 million was repaid on Amended Credit Facility No. 2 from the proceeds of Securitization No. 2. Borrowings under Amended Credit Facility No. 2 bear interest (a) in the case of loans with an interest rate based on the ABR plus 0.25% or (b) in the case of loans with an interest rate based on the EDR at an annual rate equal to the EDR plus 1.25% per annum. Additionally, we are subject to a 0.125% fee on any unused portion of the total committed facility. Amended Credit Facility No. 2 requires the monthly payment of interest and the monthly payment of principal, to the extent of 65% of any decrease in the net book value of the aircraft securing Amended Credit Facility No. 2. Amended Credit Facility No. 2 matures on December 15, 2008. On September 14, 2007, the parties to the credit agreement entered into an amendment to the credit agreement permitting us to finance under the credit agreement a portion of the cost of converting from passenger to freighter configuration three Boeing Model 747-400 aircraft which we have acquired or committed to acquire. The interest rate, including margin, applicable to loans under Amended Credit Facility No. 2. at December 31, 2007 was 6.28%.
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
Contractual Obligations
     Our contractual obligations consist of principal and interest payments on variable rate liabilities, obligations under binding letters of intent to purchase aircraft and rent payments pursuant to our office leases. Total contractual obligations increased from $1.69 billion at the end of 2006 to approximately $4.66 billion at December 31, 2007 due primarily to:
•	The closing of Securitization No. 2 in June 2007; and

•	The increase in purchase obligations mainly due to the Airbus A330F Agreement in June 2007, the remaining purchase obligations under the GAIF transaction and the 747 PDP Credit Facility.

     The following table presents our actual contractual obligations and their maturity dates as of December 31, 2007:

	Payments Due By Period as of December 31, 2007
		Less than			More than
Contractual Obligations	Total	1 year	2-3 years	4-5 years	5 years
		(Dollars in thousands)
Securitization No. 1 (1)	$671,359	$50,943	$101,305	$205,890	$313,221
Securitization No. 2 (2)	1,561,177	119,173	217,512	261,927	962,565
747 PDP Credit Facility (3)	65,095	65,095	—	—	—
Amended Credit Facility No. 2 (3)	780,670	780,670	—	—	—
Repurchase agreements (3)	68,675	68,675	—	—	—
Operating leases (4)	5,941	1,134	2,112	1,953	742
Purchase obligations (5)	1,450,107	368,488	641,569	440,050	—

Total	$4,603,024	$1,454,178	$962,498	$909,820	$1,276,528

(1)	Includes interest on variable rate, LIBOR-based instruments at the December 31, 2007 rate and principal payments based on amortization schedules through October 2015 that require the securitization cash flows be applied to the outstanding principal balance of the indebtedness so that the loan to assumed aircraft values are held constant until the securitization’s fifth anniversary, after which all excess cash flow is required to reduce the principal balances of the indebtedness. We expect that the securitization principal balance will be refinanced in full on or before June 2011.

(2)	Includes interest on variable rate, LIBOR-based instruments at the December 31, 2007 rate and principal payments based on amortization schedules through February 2018 that require the securitizations’ cash flows be applied to the outstanding principal balance of the indebtedness so that the loan to assumed aircraft values are held constant until the securitization’s fifth anniversary, after which all excess cash flow is required to reduce the principal balances of the indebtedness. We expect that the securitization principal balance will be refinanced in full on or before June 2012.

(3)	Includes interest on variable rate, LIBOR-based instruments at the December 31, 2007 rate.

(4)	Represents contractual payments on our office leases in Stamford, Connecticut, Dublin, Ireland and Singapore.

(5)	At December 31, 2007, we had purchase agreements or binding letters of intent to acquire 23 aircraft, comprised of eight from GAIF and fifteen from Airbus. Purchase agreements and binding letters of intent are subject to certain conditions to closing and there can be no assurance that such conditions will be satisfied and these acquisitions consummated.
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
     Actual maintenance payments by lessees in the future may be less than projected as a result of a number of factors, including defaults by the lessees. Maintenance reserves may not cover the entire amount of actual maintenance expenses incurred and, where these expenses are not otherwise covered by the lessees, there can be no assurance that our operational cash flow and maintenance reserves will be sufficient to fund maintenance requirements, particularly as our aircraft age. See “Item 1A. Risk Factors — If lessees are unable to fund their maintenance requirements on our aircraft, our cash flow and our ability to meet our debt obligations or to pay dividends on our common shares could be adversely affected in the original Form 10K.”
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
Interest Rate Risk
     Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. These risks are highly sensitive to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates. Our primary interest rate exposures relate to our lease agreements, debt investments, floating rate debt obligations and interest rate derivative instruments. Our lease agreements typically require the payment of a fixed amount of rent during the term of the lease. Similarly, our debt investments are predominately collateralized by fixed rate aircraft leases, and provide for a fixed coupon interest rate. However, our borrowing agreements generally require payments based on a variable interest rate index, such as LIBOR. Therefore, increases in interest rates may reduce our net income by increasing the cost of our debt without any corresponding increase in rents or cash flow from our securities. We are also exposed to loss, and to margin calls, on (i) our fixed-pay interest rate swaps to the extent interest rates decrease below the contractual fixed rates of our swaps and (ii) our other interest rate derivative instruments.
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
     During part of 2005, our primary operations were managed by Fortress. Fortress, acting as manager, incurred direct operating costs on our behalf. These operating costs primarily included payroll costs, office supplies and professional fees paid to third parties. These costs are included in selling, general and administrative expenses in the consolidated statement of operations. As of December 31, 2004, “Due to affiliate” represented reimbursable expenditures of $1.1 million paid by Fortress in 2004. In 2005, all amounts due to or from affiliates were settled by cash payment. During a portion of 2005, we occupied space in facilities leased by Fortress and rent of $43 thousand, determined based on actual costs to Fortress, was reimbursed to Fortress.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Our consolidated financial statements and notes thereto, referred to in Item 15(A)(1) of this Form 10-K/A, are filed as part of this report and appear in this Form 10-K/A beginning on page F-1.

ITEM 9A. CONTROLS AND PROCEDURES (RESTATED)
Evaluation of Disclosure Controls and Procedures
     In connection with the restatement of our consolidated financial statements, which is more fully described in the “Explanatory Note” on page 1 and Note 20. Restatement and Reclassification of Previously Issued Financial Statements, located in the Consolidated Financial Statements elsewhere in this Form 10-K/A, and under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, we reevaluated our disclosure controls and procedures and identified a material weakness in our internal control over financial reporting with respect to the presentation of non-cash activities in the consolidated statement of cash flows. Solely as a result of this material weakness, as described below in “Management’s Annual Report on Internal Control over Financial Reporting (Restated),” we concluded that our disclosure controls and procedures were not effective as of December 31, 2007.
Management’s Annual Report on Internal Control over Financial Reporting (Restated)
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.
     Under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 28, 2008, management concluded that our internal control over financial reporting was effective as of December 31, 2007. However, in connection with the restatement discussed in the “Explanatory Note” on page 1 and in Note 20. Restatement and Reclassification of Previously Issued Financial Statements in the Consolidated Financial Statements contained in this Form 10-K/A, the Company’s management has revised its assessment of the effectiveness of the Company’s internal control over financial reporting due to a material weakness that was subsequently identified as a failure to maintain effective controls over the preparation of the consolidated statements of cash flows for each of the three years in the period ended December 31, 2007. Specifically, the Company inappropriately reported material non-cash transactions in the consolidated statement of cash flows for 2007.
     Solely as a result of this material weakness, the Company’s management has revised its earlier assessment and has now concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007.
     Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements, has audited the effectiveness of our in internal control over financial reporting as of December 31, 2007. As stated in their report, which is included herein, they have restated their opinion and now conclude that the Company did not maintain effective internal control over financial reporting as of December 31, 2007.
Remediation Steps to Address Material Weakness
     To remediate the material weakness in the Company’s internal control over financial reporting as described above, management is enhancing its controls over the preparation and the review of the Company’s consolidated statement of cash flows, specifically by adding additional review of the Company’s consolidated statement of cash flows and by providing staff training on preparation of the consolidated statement of cash flows in accordance with SFAS No. 95, Statement of Cash Flows. The Company anticipates that the actions described above and the resulting improvements in controls will strengthen its internal control over financial reporting relating to the preparation of the consolidated statement of cash flows and will remediate the material weakness identified by December 31, 2008.

Changes in Internal Control over Financial Reporting
     Other than expressly noted in this Item 9A, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In our report dated February 27, 2008, we expressed an unqualified opinion that Aircastle Limited maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based upon the COSO criteria. Management has subsequently determined that a deficiency in controls relating to the presentation of Aircastle Limited’s consolidated statement of cash flows existed as of the previous assessment date, and has further concluded that such deficiency represented a material weakness as of December 31, 2007. As a result, management revised its assessment, as presented in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Restated), to conclude that Aircastle Limited’s internal control over financial reporting was not effective as of December 31, 2007. Accordingly, our present opinion on the effectiveness of Aircastle Limited’s internal control over financial reporting as of December 31, 2007, as expressed herein, is different from that expressed in our previous report.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Aircastle Limited identified a material weakness related to its internal control over financial reporting resulting from the failure to maintain effective controls over the preparation of the consolidated statement of cash flows. The material weakness resulted in the restatement of Aircastle Limited’s consolidated statements of cash flows for each of the three years in the period ended December 31, 2007. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audits of the consolidated financial statements and this report does not affect our report dated February 27, 2008, except for Note 20 as to which the date is November 13, 2008, on those financial statements (as restated).
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Aircastle Limited has not maintained effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

New York, New York	/s/ Ernst & Young LLP
February 27, 2008, except for the effects of the material weakness described in the sixth paragraph above, as to which the date is November 13, 2008

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(A) 1.	Consolidated Financial Statements.

The following is a list of the “Consolidated Financial Statements” of Aircastle Limited and its subsidiaries included in this Annual report on Form 10-K/A, which are filed herewith pursuant to Item 8:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2006 and December 31, 2007.

Consolidated Statements of Income for the years ended December 31, 2005, December 31, 2006 and December 31, 2007.

Consolidated Statements of Cash Flows for the years ended December 31, 2005, December 31, 2006 and December 31, 2007 (As Restated).

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

3.	Exhibits.

The exhibits filed herewith are listed on the Exhibit Index filed as part of this report on Form 10-K/A.
(B) EXHIBIT INDEX

Exhibit No.	Description of Exhibit
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-1

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
As discussed in Note 20 to the consolidated financial statements, the accompanying consolidated statements of cash flows have been restated to correct the Company’s accounting for non-cash items in its consolidated statements of cash flows.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aircastle Limited and subsidiaries internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008, except for the effects of the material weakness described in the sixth paragraph of that report, as to which the date is November 13, 2008, and expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 27, 2008, except for Note 20,
as to which the date is November 13, 2008

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

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2005	2006	2007
	(Restated)	(Restated)	(Restated)
Cash flows from operating activities:
Net income (loss)	$228	$51,206	$127,344
Adjustments to reconcile net (loss) income to net cash provided by operating activities (inclusive of amounts related to discontinued operations)
Depreciation	14,460	56,629	127,164
Amortization of deferred financing costs	1,175	6,380	6,991
Amortization of lease premiums and discounts, and other related lease items	897	(3,705)	(7,379)
Deferred income taxes	333	2,341	(2,957)
Accretion of purchase discounts on debt investments	(787)	(756)	(849)
Non-cash share based payment expense	409	8,895	6,674
Cash flow hedges reclassified into earnings	—	(2,213)	(4,849)
Ineffective portion of cash flow hedges	126	(814)	171
Security deposits and maintenance payments included in earnings	(516)	196	(6,898)
Gain on the sale of flight equipment	—	(2,240)	(11,566)
Loss on sale of debt investments	7	—	—
Other	—	—	(1,154)
Changes in certain assets and liabilities:
Accounts receivable	(2,765)	(4,581)	2,739
Restricted cash and cash equivalents	(40,652)	(65,417)	(55,248)
Other assets	(535)	(634)	(4,867)
Accounts payable, accrued expenses and other liabilities	9,700	(255)	12,263
Payable to affiliates	(988)	27	68
Lease rentals received in advance	(2066)	(2,347)	12,563

Net cash (used in) provided by operating activities	(20,974)	42,712	200,210

Cash flows from investing activities:
Acquisition and improvement of flight equipment	(632,816)	(820,002)	(2,207,530)
Investment in purchase of flight equipment held for sale	(54,917)	—	—
Disposition of flight equipment held for sale	—	57,157	34,945
Aircraft purchase deposits and progress payments	(3,465)	(1,186)	(170,700)
Purchase of debt investments	(29,376)	(92,726)	(15,251)
Principal repayments on debt investments	10,461	3,606	20,801
Proceeds from sale of debt investments	2,688	—	—
Margin call payments on derivatives and repurchase agreements	—	(4,345)	(104,121)
Margin call receipts on derivatives and repurchase agreements	—	—	72,586
Leasehold improvements, furnishings and equipment	(2,892)	(506)	(526)

Net cash used in investing activities	(710,317)	(858,002)	(2,369,796)

Cash flows from financing activities:
Issuance of common shares in public offerings, net	—	219,595	830,809
Issuance of common shares to Fortress, directors and employees	—	38,703	1,218
Repurchase of shares from Fortress, directors and employees	—	(36,932)	(445)
Proceeds from securitizations	—	560,000	1,170,000
Securitization repayments	—	(10,600)	(41,664)
Deferred financing costs	(4,613)	(19,434)	(14,140)
Credit facility borrowings	490,588	751,736	2,059,741
Credit facility repayments	—	(799,664)	(1,800,141)
Proceeds from repurchase agreements	8,679	76,007	1,967
Principal repayment on repurchase agreements	(14)	(978)	(17,917)
Security deposits and maintenance payments received	9,709	34,210	85,691
Security deposits and maintenance payments returned	—	(4,558)	(18,547)
Proceeds from terminated cash flow hedges	—	16,142	8,944
Dividends paid	—	(30,762)	(140,502)
Capital contributions	306,885	—	—

Net cash provided by financing activities	811,234	793,465	2,125,014

Net increase (decrease) in cash and cash equivalents	79,943	(21,825)	(44,572)
Cash and cash equivalents at beginning of year	—	79,943	58,118

Cash and cash equivalents at end of year	$79,943	$58,118	$13,546

Supplemental Disclosures of cash flow information
Cash paid during the year for interest, net of capitalized interest	$6,695	$49,012	$94,677

Cash paid during the year for income taxes	$—	$2,288	$5,804

Non-cash investing activities
Security deposits and maintenance liabilities assumed in asset acquisitions	$24,421	$55,744	$106,322

Lease rentals received in advance assumed in asset acquisitions	$7,406	$7,174	$7,385

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss)
(Dollars in thousands, except share amounts)

					Accumulated
			Additional	Dividends in	Other	Total	Total
	Common Shares		Paid-In	Excess of	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Income (Loss)
Balance, December 31, 2004	40,000,000	$400	$100,300	$(1,465)	$—	$99,235
Capital contribution	—	—	299,300	—	—	299,300
Amortization of share based payments	—	—	409	—	—	409
Net income	—	—	—	228	—	228	$228
Net change in fair value of derivatives	—	—	—	—	1,864	1,864	1,864
Net unrealized appreciation on debt investments	—	—	—	—	9,900	9,900	9,900

Total comprehensive income	—	—	—	—	—	—	$11,992

Balance, December 31, 2005	40,000,000	400	400,009	(1,237)	11,764	410,936
Issuance of common shares — Initial public offering, net of offering expenses	10,454,535	104	219,491	—	—	219,595
Issuance of common shares to Fortress	3,693,200	37	36,895	—	—	36,932
Issuance of common shares to directors and employees	1,166,744	12	6,083	—	—	6,095
Repurchase of common shares from Fortress	(3,693,200)	(37)	(36,895)	—	—	(36,932)
Amortization of share based payments	—	—	4,571	—	—	4,571
Dividends declared	—	—	—	(53,351)	—	(53,351)
Net income	—	—	—	51,206	—	51,206	$51,206
Net change in fair value of derivatives	—	—	—	—	(4,132)	(4,132)	(4,132)
Derivative gain reclassified into earnings	—	—	—	—	(2,213)	(2,213)	(2,213)
Net unrealized appreciation on debt investments	—	—	—	—	4,490	4,490	4,490

Total comprehensive income	—	—	—	—	—	—	$49,351

Balance, December 31, 2006	51,621,279	516	630,154	(3,382)	9,909	637,197
Issuance of common shares — Follow-on public offerings, net of offering expenses	26,525,000	265	830,544	—	—	830,809
Issuance of common shares to directors and employees	458,918	5	1,213	—	—	1,218
Repurchase of common shares from directors and employees	(30,540)	—	(445)	—	—	(445)
Amortization of share based payments	—	—	6,674	—	—	6,674
Dividends declared	—	—	—	(172,922)	—	(172,922)
Net income	—	—	—	127,344	—	127,344	$127,344
Net change in fair value of derivatives, net of $1,928 tax benefit	—	—	—	—	(126,892)	(126,892)	(126,892)
Derivative gain reclassified into earnings	—	—	—	—	(4,849)	(4,849)	(4,849)
Net unrealized depreciation on debt investments	—	—	—	—	(3,557)	(3,557)	(3,557)

Total comprehensive loss	—	—	—	—	—	—	$(7,954)

Balance, December 31, 2007	78,574,657	$786	$1,468,140	$(48,960)	$(125,389)	$1,294,577

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
Note 1. Summary of Significant Accounting Policies
Organization
     Aircastle Limited (“Aircastle,” the “Company,” “we,” “us” or “our”) is a Bermuda exempted company that was incorporated on October 29, 2004 by Fortress Investment Group LLC and certain of its affiliates (together, the “Fortress Shareholders” or “Fortress”) under the provisions of Section 14 of the Companies Act of 1981 of Bermuda.
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
Principles of Consolidation
     The consolidated financial statements include the accounts of Aircastle and all of its subsidiaries. Aircastle consolidates two Variable Interest Entities (“VIEs”) in accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) of which Aircastle is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.
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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
Debt Investments
     Aircastle accounts for debt investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115’’). As of December 31, 2007, the majority of our debt investments are classified as available-for-sale and are reported at fair value, based on quoted market prices, with unrealized gains and losses included in shareholders’ equity as a component of accumulated other comprehensive income. The cost of securities sold is based on the specific identification method. Interest on these securities is accrued as earned and included in interest income. Unrealized losses considered to be “other-than-temporary” are recognized in earnings.
Flight Equipment Held for Sale
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No.144”), flight equipment held for sale is stated at the lower of carrying value or fair value less estimated costs to sell.
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
     In accounting for flight equipment held for lease, we make estimates about the expected useful lives, the fair value of attached leases and the estimated residual values. In estimating these factors, we rely upon actual industry experience with the same or similar aircraft types and our anticipated lessees utilization of the aircraft.
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
     We record maintenance payments paid by the lessee as maintenance payments in recognition of our contractual commitment to refund such receipts. In these contracts, we do not recognize such maintenance payments as revenue during the lease. Reimbursements to the lessee upon the receipt of evidence of qualifying maintenance work are charged against the existing maintenance payments. We defer income recognition of all maintenance payments collected until such time as we can reasonably estimate the amount by which reserve payments received exceed costs to be incurred by the current lessee in performing scheduled maintenance.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
Income Taxes
     Aircastle provides for income taxes of its taxable subsidiaries under the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). SFAS No. 109 requires an asset and liability based approach in accounting for income taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement and tax basis of existing assets and liabilities using enacted rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount estimated by Aircastle to be realizable.
     We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48’’), effective January 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities.
Hedging Activities
     We utilize derivative financial instruments to manage our exposure to interest rate risks. We account for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). All derivatives are recognized on the balance sheet at their fair value. Through December 31, 2007, all of our derivatives were designated as cash flow hedges. On the date that we enter into a derivative contract, we formally document all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions.
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
     Certain interest rate swaps and interest rate forward contracts require cash collateral (“Margin Calls”) to be paid to the counterparty when the fair value of the contract decreases due to changes in interest rates. We record the Margin Calls in other assets separate from the related fair value of derivative liabilities.
Repurchase Agreements
     Debt investments sold under agreements to repurchase (“repurchase agreements”) normally do not constitute economic sales and are therefore treated as collateralized financing transactions and are carried at the amount of cash received. Repurchase agreements are recorded as liabilities, with the underlying debt investments sold continuing to be classified as debt investments available-for-sale. Liabilities recorded under these agreements are accounted for on an accrual basis with interest reported in interest expense.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
Lease Rentals
     We lease flight equipment under net operating leases with lease terms typically ranging from three to seven years. We generally do not offer renewal terms or purchase options to our lessees, although certain of our operating leases allow the lessee the option to extend the lease for an additional term. Operating leases with fixed rentals and step rentals are recognized on a straight-line basis over the term of the initial lease, assuming no renewals. Operating lease rentals that adjust based on a London Interbank Offered Rate (“LIBOR”) index are recognized on a straight-line basis over the period the rentals are fixed and accruable. Revenue is not recognized when collection is not reasonably assured.
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
Share Based Compensation
     Aircastle adopted SFAS No. 123(R), Share Based Payment (“SFAS No. 123(R)”), effective January 1, 2005. Pursuant to SFAS No. 123(R), Aircastle recognizes compensation cost relating to share-based payment transactions in the financial statements based on the fair value of the equity instruments issued. Aircastle uses the straight line method of accounting for compensation cost on share-based payment awards that contain pro-rata vesting provisions.
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
Recent Accounting Pronouncements
     In September 2006, the FASB issued statement No. 157, “Fair Value Measurements”, (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company is subject to the provisions of SFAS 157 beginning January 1, 2008. The Company has not yet determined whether SFAS 157 will have a material impact on its financial condition, results of operations, or cash flow. However, the Company believes it will likely be required to provide additional disclosures as part of future financial statements, beginning with first quarter 2008.
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (Statement 159). Statement 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. Statement 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe Statement 159 will result in a material adverse effect on its financial condition, results of operations, or cash flow.
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
     The carrying amounts and fair values of our financial instruments at December 31, 2006 and 2007 are as follows:

	2006		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	of Asset	of Asset	of Asset	of Asset
	(Liability)	(Liability)	(Liability)	(Liability)
Debt investments	$121,273	$121,273	$113,015	$113,015
Derivative assets	313	313	—	—
Credit facilities	(442,660)	(442,660)	(798,186)	(798,186)
Securitizations	(549,400)	(549,400)	(1,677,736)	(1,623,522)
Repurchase agreements	(83,694)	(83,694)	(67,744)	(67,744)
Derivative liabilities	(18,035)	(18,035)	(154,388)	(154,388)
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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
Region	2005	2006	2007
Latin America	11%	5%	6%
Middle East and Africa	—	2%	7%

Total	100%	100%	100%

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
     Geographic concentration of net book value of flight equipment held for lease was as follows:

	December 31, 2006		December 31, 2007
	Number of	Net Book	Number of	Net Book
Region	Aircraft	Value %	Aircraft	Value %
Europe(1)	35	46%	65	47%
Asia	14	21%	35	27%
North America(1)	11	23%	13	10%
Latin America	5	6%	12	7%
Middle East and Africa	3	4%	8	9%

Total	68	100%	133	100%

(1)	Includes one Boeing Model 747-400 aircraft being converted to freighter configuration for which we have an executed lease post-conversion with a carrier in this geographic region.
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
Note 6. Securitizations and Borrowings under Credit Facilities
     The outstanding amounts of our securitizations and borrowings under our credit facilities were as follows:

	At
	December 31,
	2006	At December 31, 2007
	Outstanding	Outstanding		Final Stated
Debt Obligation	Borrowings	Borrowings	Interest Rate(1)	Maturity

Securitizations:
Securitization No. 1	$549,400	$527,397	1 M LIBOR + .27% = 5.30%	6/20/31
Securitization No. 2	—	1,150,339	1 M LIBOR + .26% = 5.50%	6/14/37

Total Securitizations	549,400	1,677,736

Credit Facilities:
747 PDP Credit Facility	—	64,127	1 M LIBOR + 1.00% = 6.03%	4/15/08
Revolving Credit Facility	—	—	1 M LIBOR + 1.50% = 6.53%	6/15/08
Amended Credit Facility No. 2	369,328	734,059	1 M LIBOR + 1.25% = 6.28%	12/15/08
Credit Facility No. 3	73,332	—	1 M LIBOR + 1.50% — N/A	N/A

Total Credit Facilities	442,660	798,186

Total	$992,060	$2,475,922

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

(1)	LIBOR in effect at the applicable reset date.
     Securitization No. 1
     On June 15, 2006, we completed our first securitization, a $560,000 transaction comprised of 40 aircraft, which we refer to as “Securitization No. 1”. In connection with Securitization No. 1, two of our subsidiaries, ACS Aircraft Finance Ireland plc (''ACS Ireland’’) and ACS Aircraft Finance Bermuda Limited (''ACS Bermuda’’), which we refer to together with their subsidiaries as the ''ACS 1 Group’’, issued $560,000 of Class A-1 notes, or the ''ACS 1 Notes’’ to the ACS 2006-1 Pass Through Trust, or the ''ACS 1 Trust.’’ The ACS 1 Trust simultaneously issued a single class of Class G-1 pass through trust certificates, or the ''ACS 1 Certificates,’’ representing undivided fractional interests in the notes. Payments on the ACS 1 Notes will be passed through to holders of the ACS 1 certificates. The ACS 1 Notes are secured by ownership interests in aircraft-owning subsidiaries of ACS Bermuda and ACS Ireland and the aircraft leases, cash, rights under service agreements and any other assets they may hold. Each of ACS Bermuda and ACS Ireland has fully and unconditionally guaranteed the other’s obligations under the notes. However, the ACS 1 Notes are neither obligations of, nor guaranteed by, Aircastle Limited. The ACS 1 Notes mature on June 20, 2031.
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
     The ACS 1 Notes provide for monthly payments of interest at a floating rate of one-month LIBOR plus 0.27%, which at December 31, 2007 was 5.30%, and scheduled payments of principal. Financial Guaranty Insurance Company (“FGIC”) issued a financial guaranty insurance policy to support the payment of interest when due on the ACS 1 Certificates and the payment, on the final distribution date, of the outstanding principal amount of the ACS 1 Certificates. A downgrade in the rating of FGIC will not result in a change in any of the rights or obligations of the parties to Securitization No. 1. We have entered into a series of interest rate hedging contracts intended to hedge the interest rate exposure associated with issuing floating-rate obligations backed by primarily fixed-rate lease assets. Obligations owed to the hedge counterparty under these contracts are secured on a pari passu basis with the same collateral that secures the ACS 1 Notes and, accordingly, the ACS 1 Group has no obligation to pledge cash collateral to secure any loss in value of the hedging contracts if interest rates fall. These hedging contracts, together with the guarantee premium, the spread referenced above and other costs of trust administration, result in a fixed rate cost of 6.60% per annum, after the amortization of issuance fees and expenses.
     ACS Ireland, which had total assets of $140,431 at December 31, 2007, is a VIE which we consolidate. At December 31, 2007, the outstanding principal amount of ACS Ireland notes was $102,327. The assets of ACS Ireland, as of December 31, 2007, include four aircraft transferred to ACS Ireland in connection with Securitization No. 1.
     Securitization No. 2
     On June 8, 2007, we completed our second securitization, a $1,170,000 transaction comprising 59 aircraft, which we refer to as “Securitization No. 2”. In connection with Securitization No. 2, two of our subsidiaries, ACS Aircraft Finance Ireland 2 Limited (''ACS Ireland 2’’) and ACS 2007-1 Limited (''ACS Bermuda 2’’), to which we refer together with their subsidiaries as the ''ACS 2 Group’’ issued $1,170,000 of Class A notes, or the ''ACS 2 Notes’’, to the ACS 2007-1 Pass Through Trust, or the ''ACS 2 Trust.’’ The ACS 2 Trust simultaneously issued a single class of Class G-1 pass through trust certificates, or the ''ACS 2 Certificates,’’ representing undivided fractional interests in the ACS 2 Notes. Payments on the ACS 2 Notes will be passed through to the holders of the ACS 2 Certificates. The ACS 2 Notes are secured by ownership in aircraft owning subsidiaries of ACS Bermuda 2 and ACS Ireland 2 and the aircraft leases, cash, rights under service agreements and any other assets they may hold. Each of ACS Bermuda 2 and ACS Ireland 2 has fully and unconditionally guaranteed the other’s obligations under the ACS 2 Notes. However, the ACS 2 Notes are neither obligations of, nor guaranteed by, Aircastle Limited. The ACS 2 Notes mature on June 14, 2037.
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
     747 PDP Credit Facility
     On July 26, 2007, we made an accelerated payment to the relevant Guggenheim Aviation Investment Fund LP (“GAIF”) seller under our acquisition agreement with GAIF (the “GAIF Acquisition Agreement”) for three Boeing Model 747-400ERF aircraft in the amount of $106,668 and assumed a pre-delivery payment credit facility related to such 747-400ERF aircraft (the ''Accelerated ERF Aircraft’’), which we refer to as the “747 PDP Credit Facility”. The total outstanding amount of borrowings assumed under the 747 PDP Credit Facility was $95,926. Borrowings under this facility were used to finance progress payments made to Boeing during the manufacturing of the aircraft and bear interest at one-month LIBOR plus 1.00% per annum, which at December 31, 2007 was 6.03%, and will mature upon delivery of the final aircraft scheduled for April 2008. On July 30, 2007, we took delivery of the first Accelerated ERF Aircraft and paid down $31,799 under the 747 PDP Credit Facility.
     Revolving Credit Facility
     On December 15, 2006, the Company entered into a $250,000 revolving credit facility with a group of banks which we refer to as the “Revolving Credit Facility”. The Revolving Credit Facility provides loans for working capital and other general corporate purposes and also provides for issuance of letters of credit for the account of any borrower up to $250,000. Borrowings under the Revolving Credit Facility bear interest (a) in the case of loans with an interest rate based on the applicable base rate (the “ABR”) which is the greater of (i) the prime rate and (ii) the federal funds rate plus 0.50% per annum or (b) in the case of loans with an interest rate based on the euro dollar rate (the “EDR”), which is one-month LIBOR, at an annual rate equal to the EDR plus 1.50% per annum. Additionally, we are subject to a per annum fee on any unused portion of the total committed facility of 0.25%, during periods when the average outstanding loans under the Revolving Credit Facility are less than $125,000, and 0.125% per annum when the average outstanding loans are equal to or greater than $125,000. Fees on any outstanding letters of credit will equal 1.625% per annum on the stated amount thereof. We are also required to pay customary agency fees. Additionally, we are required to maintain a net worth determined in accordance with GAAP of not less that $550,000.
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
     Amended Credit Facility No. 2
     On February 28, 2006, we entered into a $500,000 revolving credit facility with a group of banks to finance the acquisition of aircraft and related improvements which we refer to as Credit Facility No. 2. The borrowing base is equal to 85% of the net book value of the aircraft. Borrowings under this credit facility incur interest at the one-month LIBOR plus 1.25%. Additionally, we are subject to a 0.125% fee on any unused portion of the total committed facility. Credit Facility No. 2 requires the monthly payment of interest and principal, to the extent of 85% of any decrease in the net book value of the assets. Effective June 15, 2006, Credit Facility No. 2 was amended to increase the maximum committed amount to $750,000 and to extend the maturity to November 15, 2007. On December 15, 2006, the $750,000 credit facility was amended to increase the maximum committed amount to $1,000,000 and to extend the maturity to December 15, 2008 (“Amended Credit Facility No. 2”). In addition, the borrowing base was revised to equal 65% of the purchase price of aircraft secured under the facility.
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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
     Maturities of the securitizations and credit facilities over the next five years and thereafter are as follows:

2008	$877,291
2009	65,640
2010	84,287
2011	116,848
2012	204,157
Thereafter	1,127,699

Total	$2,475,922

Note 7. Repurchase Agreements
     The outstanding amounts of our repurchase agreements were as follows:

	At
	December 31, 2006	At December 31, 2007
	Outstanding	Outstanding		Final Stated
Debt Obligation	Borrowing	Borrowing	Interest Rate (1)	Maturity

Repurchase Agreement (2)	$75,055	$60,282	1 M LIBOR + .50% = 5.75%	3/1/08
Repurchase Agreement	2,759	2,490	1 M LIBOR + .50% = 5.36%	6/28/08
Repurchase Agreement (3)	5,880	4,972	1 M LIBOR + .75% = 5.85%	1/15/08

Total Repurchase Agreements	$83,694	$67,744

(1)	LIBOR in effect at the applicable reset date.

(2)	In February 2008, we sold the underlying debt investments and paid the outstanding amount under this repurchase agreement.

(3)	Refinanced for one month in both January and February 2008. We intend to continue to refinance this repurchase agreement on a monthly basis.
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
     In January 2006, the board of directors (the “Board”) and the Fortress Shareholders adopted the Aircastle Investment Limited 2005 Equity and Incentive Plan, and the Board and the Fortress Shareholders approved an amendment to and restatement thereof on July 20, 2006 (as so amended and restated, the “2005 Plan”). The purpose of the 2005 Plan is to provide additional incentive to selected management employees. The 2005 Plan provides that the Company may grant (a) share options, (b) share appreciation rights, (c) awards of restricted shares, deferred shares, performance shares, unrestricted shares or other share-based awards, or (d) any combination of the foregoing. Four million shares were reserved under the 2005 Plan, increasing by 100,000 each year beginning in 2007 through and including 2016. The 2005 Plan provides that grantees of restricted shares will have all of the rights of shareholders, including the right to receive dividends, other than the right to sell, transfer, assign or otherwise dispose of the shares until the lapse of the restricted period. Generally, the restricted shares vest over three or five year periods based on

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
continued service and are being expensed on a straight line basis over the requisite service period of the awards. The terms of the grants provide for accelerated vesting under certain circumstances, including termination without cause following a change of control.
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
     In August 2006, the Company completed its initial public offering (“IPO”) of 10,454,535 common shares at a price of $23.00 per share, raising $240,454 before offering costs. The net proceeds of the IPO, after our payment of $16,832 in underwriting discounts and commissions and $4,027 in offering expenses, were $219,595. Approximately $205,470 of the net proceeds was used to repay a portion of Credit Facility No. 2. The remainder of the proceeds was used for working capital requirements and to fund additional aircraft acquisitions.
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
Note 9. Dividends
     The following table sets forth the quarterly dividends declared by our Board of Directors:

	Dividend	Aggregate
	per	Dividend
Declaration Date	Common Share	Amount	Record Date	Payment Date
July 20, 2006	$0.35	$14,367	July 26, 2006	July 31, 2006
August 2, 2006	$0.156 (1)	6,403	August 1, 2006	August 15, 2006
October 9, 2006	$0.194 (1)	9,992	October 31, 2006	November 15, 2006
December 13, 2006	$0.4375	22,584	December 29, 2006	January 15, 2007
March 14, 2007	$0.50	33,634	March 30, 2007	April 13, 2007
June 14, 2007	$0.60	40,460	June 29, 2007	July 13, 2007
September 13, 2007	$0.65	43,822	September 28, 2007	October 15, 2007
December 11, 2007	$0.70	55,004	December 31, 2007	January 15, 2008

(1)	Total dividend for quarter of $0.35
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

Deferred tax liabilities:
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

     We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), effective January 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of the adoption of FIN 48.
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
     On June 20, 2007, Aircastle entered into an acquisition agreement (the ''Airbus A330F Agreement’’) with Airbus SAS (''Airbus’’) under which we agreed to acquire fifteen new Airbus Model A330-200F freighter aircraft (the ''New A330F Aircraft’’). Five of the aircraft we will acquire under the Airbus A330F Agreement are scheduled to be delivered in 2010, with the remainder to be delivered in 2011. Pre-delivery payments for each aircraft are payable to Airbus and are refundable to us only in limited circumstances. We agreed to separate arrangements with Rolls-Royce PLC (“Rolls-Royce”) and Pratt & Whitney (“P&W”) pursuant to which we committed to acquire aircraft engines for the New A330F Aircraft. As of December 31, 2007, we have made $56,029 in deposits and progress payments to Airbus. Under limited circumstances, we have the right to change certain delivery positions from A300-200F freighter configuration aircraft to A330-200 passenger configuration aircraft.
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
     Through December 31, 2006, Aircastle employees participated in various benefit plans sponsored by Fortress, including a voluntary savings plan (“401(k) Plan”) and other health and benefit plans. Aircastle reimbursed Fortress $155, $627 and $113 in 2005, 2006 and 2007, respectively, for its costs under the 401(k) Plan and the health and benefit plans. Aircastle also reimbursed Fortress for matching contributions up to 3% of eligible earnings. At December 31, 2006, Aircastle had accrued $113 in annual contributions for the 2006 plan year for our employees’ participation in the 401(k) Plan sponsored by Fortress, which was paid to Fortress in March 2007. In January 2007, Aircastle established a separate 401(k) plan and other health and benefit plans. Total costs under the Aircastle 401(k) plan and other health and benefit plans were $990.
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
     On January 23, 2007, we entered into three interest rate swap contracts to hedge the variable interest payments on debt we expect to incur to finance aircraft acquisitions over the next several years. The notional amounts of the initial contracts were $360,000, $90,000 and $40,000 and will increase to a maximum of $410,000, $150,000 and $360,000 respectively, and will amortize down as we repay the debt. In June 2007, we terminated one of these interest rate swaps. The two remaining interest rate swap contracts have mandatory early termination dates of August 15, 2008 and February 15, 2009, respectively. The aggregate fair value of the swaps at December 31, 2007 was a payable of $23,096. We have designated these interest rate swap contracts as cash flow hedges for accounting purposes with fair value adjustments recorded as a component of other comprehensive income on our balance sheet.
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
Note 16. Segment Reporting
     We have two reportable segments: Aircraft Leasing and Debt Investments. We present our segment information on a contribution margin basis consistent with the information that our chief executive officer (the Chief Operating Decision Maker (''CODM’’) reviews in assessing segment performance and allocating resources. Contribution margin includes revenue, depreciation, interest expense and other expenses that are directly connected to our business segments. We believe contribution margin is an appropriate measure of performance because it reflects the marginal profitability of our business segments excluding overhead.
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
     Information on reportable segments for the years ended December 31, 2005, 2006 and 2007 is as follows:

	Year Ended December 31, 2005			Year Ended December 31, 2006			Year Ended December 31, 2007
		Debt			Debt			Debt
	Aircraft	Invest-		Aircraft	Invest-		Aircraft	Invest-
	Leasing	ments	Total	Leasing	ments	Total	Leasing	ments	Total
Revenues:
Lease rentals	$28,590	$—	$28,590	$173,605	$—	$173,605	$369,876	$—	369,876
Interest income	—	2,942	2,942	—	9,038	9,038	—	10,400	10,400
Other revenue	2	104	106	209	—	209	815	—	815

Total revenues	28,592	3,046	31,638	173,814	9,038	182,852	370,691	10,400	381,091

Expenses:
Depreciation	11,121	—	11,121	52,895	—	52,895	125,762	—	125,762
Interest, net (1)	7,999	173	8,172	51,194	4,572	55,766	100,882	4,017	104,899
Other expense (income)	783	—	783	1,261	—	1,261	927	—	927

Total expenses	19,903	173	20,076	105,350	4,572	109,922	227,571	4,017	231,588

Contribution Margin	$8,689	$2,873	$11,562	$68,464	$4,466	$72,930	$143,120	$6,383	$149,503

Segment Assets	$768,934	$27,447	$796,381	$1,694,485	$129,087	$1,823,572	$4,252,428	$152,754	$4,405,182

(1)	Net of capitalized interest of $7,267 related to our aircraft leasing segment for the year ended December 31, 2007 (See Note 12 “Interest, net “, and Note 13 “Commitments and Contingencies”).
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
     Total segment assets are reconciled to total assets as follows:

	December 31,	December 31,
	2006	2007
Segment Assets	$1,823,572	$4,405,182
Operating cash accounts	58,118	13,546
Flight equipment held for sale	31,280	—
All other	5,733	8,914

Total Assets	$1,918,703	$4,427,642

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
Note 17. Quarterly Financial Data (Unaudited)
     Quarterly results of our operations for the years ended December 31, 2006 and 2007 are summarized below (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2006(1)
Revenues	$31,393	$40,468	$51,437	$59,554

Income from continuing operations	$7,435	$4,708	$14,712	$19,065
Earnings from discontinued operations, net of income taxes	3,745	342	470	729

Net Income	$11,180	$5,050	$15,182	$19,794

Basic earnings per share:
Income from continuing operations	$0.18	$0.11	$0.31	$0.38
Earnings from discontinued operations, net of income taxes	0.09	0.01	0.01	0.01

Net income	$0.27	$0.12	$0.32	$0.39

Diluted earnings per share:
Income from continuing operations	$0.18	$0.10	$0.31	$0.38
Earnings from discontinued operations, net of income taxes	0.09	0.01	0.01	0.01

Net income	$0.27	$0.11	$0.32	$0.39

2007
Revenues	$70,004	$85,115	$105,264	$120,708

Income from continuing operations	$20,857	$27,158	$32,470	$33,918
Earnings from discontinued operations, net of income taxes	684	10,910	—	1,347

Net Income	$21,541	$38,068	$32,470	$35,265

Basic earnings per share:
Income from continuing operations	$0.35	$0.41	$0.49	$0.44
Earnings from discontinued operations, net of income taxes	0.01	0.16	—	0.02

Net income	$0.36	$0.57	$0.49	$0.46

Diluted earnings per share:
Income from continuing operations	$0.35	$0.41	$0.49	$0.44
Earnings from discontinued operations, net of income taxes	0.01	0.16	—	0.02

Net income	$0.36	$0.57	$0.49	$0.46

(1)	During the second quarter of 2006, we recorded compensation to a director and employees for a non-cash share based payment expense for the purchase of common shares below fair value in the amount of $4,324. During the second quarter of 2006, we wrote off the remaining deferred financing fees in the amount of $1,840 related to the termination of Credit Facility No 1.
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

		Unrealized	Accumulated
		Appreciation	Other
	Fair Value of	Debt	Comprehensive
	Derivatives	Securities	Income (Loss)
January 1, 2005	$—	$—	$—
Net change in fair value of derivatives	1,864	—	1,864
Net change in unrealized appreciation of debt securities	—	9,900	9,900

December 31, 2005	1,864	9,900	11,764
Net change in fair value of derivatives	(4,132)	—	(4,132)
Derivative gain reclassified into earnings	(2,213)	—	(2,213)
Net change in unrealized appreciation of debt securities	—	4,490	4,490

December 31, 2006	(4,481)	14,390	9,909
Net change in fair value of derivatives, net of tax benefit of $1,928	(126,892)	—	(126,892)
Derivative gain reclassified into earnings	(4,849)	—	(4,849)
Net change in unrealized depreciation of debt securities	—	(3,557)	(3,557)

December 31, 2007	$(136,222)	$10,833	$(125,389)

Note 19. Subsequent Events
     Investing
     In February 2008, we sold two of our debt investments for $65,335, plus accrued interest. We repaid the outstanding balance of $52,303, plus accrued interest, under the related repurchase agreement. Additionally, we terminated the related interest rate swap and paid breakage fees and accrued interest of approximately $1,040.
     Financing
     On February 5, 2008, we entered into a senior secured credit agreement with two banks (the “2008-A Credit Agreement”). The 2008-A Credit Agreement provides for loans in an aggregate amount of up to $300,000, with borrowings under this credit facility being used to finance a portion of the purchase price of certain aircraft.
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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
Note 20. Restatement and Reclassification of Previously Issued Financial Statements
     The Company identified a misstatement in its consolidated statements of cash flows with regards to the presentation of non-cash activities related to security deposits, maintenance payments and lease rentals received in advance that were assumed from sellers when aircraft were acquired. In certain cases, the amount of these assumed liabilities were offset against the cash paid for the aircraft. However, in preparing the consolidated statements of cash flows, the Company included these assumed liabilities in the amount presented as cash paid for the acquisition and improvement of flight equipment in the investing section of its consolidated statements of cash flows. In addition, the Company included these assumed liabilities in the amounts presented as changes in security deposits and maintenance payments and lease rentals received in advance in the operating section of its consolidated statements of cash flows. After a re-evaluation, management concluded that it would be more appropriate to disclose security deposits, maintenance liabilities and lease rentals received in advance assumed in asset acquisitions as non-cash activities and to present the actual cash paid for the aircraft as cash outflows for the acquisition and improvement of flight equipment in the investing section of the consolidated statements of cash flows.
     In addition, the Company is reclassifying certain security deposits and maintenance payments collected from and returned to its lessees from operating activities to financing activities to better reflect the nature of the security deposits and maintenance payment activities.
     The misstatement and reclassification had no impact on the Company’s previously reported consolidated balance sheets, consolidated statements of income, including net income and earnings per share, consolidated statements of changes in shareholders’ equity or cash balances for any period.
     The effects of these changes on the consolidated statements of cash flows for the years ended December 31, 2005, 2006 and 2007 are summarized as follows:

	Year Ended December 31,
	2005	2006	2007

Cash flows from Operations
As previously reported	$20,562	$135,282	$381,061
Correction of misstatement	(31,827)	(62,918)	(113,707)
Reclassification	(9,709)	(29,652)	(67,144)

Restated	$(20,974)	$42,712	$200,210

Cash flows from Investing
As previously reported	$(742,144)	$(920,920)	$(2,483,503)
Correction of misstatement	31,827	62,918	113,707

Restated	$(710,317)	$(858,002)	$(2,369,796)

Cash flows from Financing
As previously reported	$801,525	$763,813	$2,057,870
Reclassification	9,709	29,652	67,144

Restated	$811,234	$793,465	$2,125,014

Net change in cash and cash equivalents
As previously reported	$79,943	$(21,825)	$(44,572)
Restated	79,943	(21,825)	(44,572)

Change	$—	$—	$—

SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Aircastle Limited has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated November 17, 2008

Aircastle Limited
By:	/s/ Michael Inglese
Michael Inglese
Chief Financial Officer

S-1