Form 10-Q/A
period 2008-03-31
Aircastle LTD
filed 2008-11-17
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

EXPLANATORY NOTE REGARDING THIS FORM 10-Q/A
     Aircastle Limited (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, originally filed with the Securities and Exchange Commission (the “SEC”) on May 9, 2008 (the “original Form 10-Q”) to amend and restate its consolidated statements of cash flows for the three months ended March 31, 2007 and 2008.
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
     This Form 10-Q/A includes new certifications as exhibits 31.1, 31.2, 32.1 and 32.2 by our principal executive officer and principal financial officer as required by Rules 12b-15 and 13a-14 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Except for the amended disclosure and reclassification described above, the information in this Form 10-Q/A has not been updated to reflect events that occurred after May 9, 2008, the filing date of our original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following information has been updated to give effect to the restatement:
Part I — Item 1 — Financial Statements
Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part I — Item 4 — Controls and Procedures
Part II — Item 6 — Exhibits

Aircastle Limited and Subsidiaries
Form 10-Q/A

		Page
		No.

PART I. — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of December 31, 2007 and March 31, 2008	4

	Consolidated Statements of Income for the three months ended March 31, 2007 and 2008	5

	Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2008 (Restated)	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 4.	Controls and Procedures	39

PART II. — OTHER INFORMATION

Item 6.	Exhibits	40

SIGNATURE		41
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements
Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,	March 31,
	2007	2008
		(unaudited)
ASSETS
Cash and cash equivalents	$13,546	$17,351
Accounts receivable	4,957	5,899
Debt investments	113,015	22,374
Restricted cash and cash equivalents	161,317	179,289
Flight equipment held for lease, net of accumulated depreciation of $189,737 and $237,708	3,807,116	3,980,634
Aircraft purchase deposits and progress payments	245,331	170,638
Leasehold improvements, furnishings and equipment, net of accumulated depreciation of $1,335 and $1,526	1,391	1,390
Other assets	80,969	122,648

Total assets	$4,427,642	$4,500,223

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings under credit facilities	$798,186	$981,592
Borrowings from securitizations	1,677,736	1,662,044
Accounts payable, accrued expenses and other liabilities	65,967	73,302
Dividends payable	55,004	19,640
Lease rentals received in advance	31,016	26,669
Repurchase agreements	67,744	2,283
Security deposits	74,661	72,398
Maintenance payments	208,363	230,585
Fair value of derivative liabilities	154,388	248,365

Total liabilities	3,133,065	3,316,878

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 250,000,000 shares authorized, 78,574,657 shares issued and outstanding at December 31, 2007; and 78,559,976 shares issued and outstanding at March 31, 2008	786	786
Additional paid-in capital	1,468,140	1,468,840
Dividends in excess of earnings	(48,960)	(36,963)
Accumulated other comprehensive loss	(125,389)	(249,318)

Total shareholders’ equity	1,294,577	1,183,345

Total liabilities and shareholders’ equity	$4,427,642	$4,500,223

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

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007
	(Restated)	2008
Cash flows from Operating activities:

Net income	$21,541	$31,637
Adjustments to reconcile net income to net cash provided by operating activities (inclusive of amounts related to discontinued operations) Depreciation	22,394	48,162
Amortization of deferred financing costs	1,514	2,584
Amortization of lease premiums and discounts, and other related lease items	(1,701)	(2,713)
Deferred income taxes	1,892	1,061
Accretion of purchase discounts on debt investments	(208)	(149)
Non-cash share based payment expense	1,258	1,598
Cash flow hedges reclassified into earnings	(1,007)	(139)
Ineffective portion of cash flow hedges	42	1,998
Loss on sale of investments	—	245
Security deposits and maintenance payments revenue	—	(566)
Changes in certain assets and liabilities:
Accounts receivable	4,180	(942)
Restricted cash and cash equivalents	(15,373)	(17,972)
Other assets	(458)	574
Accounts payable, accrued expenses and other liabilities	(5,056)	(2,081)
Payable to affiliates	—	(185)
Lease rentals received in advance	2,192	(4,347)

Net cash provided by operating activities	31,210	58,765

Cash flows from investing activities:
Acquisition and improvement of flight equipment	(428,918)	(117,027)
Aircraft purchase deposits and progress payments	(8,600)	(5,312)
Purchase of debt investments	(15,251)	—
Proceeds from sale of debt investments	—	65,335
Principal repayments on debt investments	12,664	11,224
Margin call payments on derivatives and repurchase agreements	(5,660)	(198,882)
Margin call receipts on derivatives and repurchase agreements	—	158,244
Leasehold improvements, furnishings and equipment	—	(190)

Net cash used in investing activities	(445,765)	(86,608)

Cash flows from financing activities:
Issuance of common shares in public offerings, net	493,056	—
Repurchase of shares from directors and employees	(210)	(898)
Securitization repayments	(5,400)	(15,692)
Deferred financing costs	(1,227)	(2,571)
Credit facility borrowings	486,584	325,608
Credit facility repayments	(552,961)	(142,202)
Security deposits and maintenance payments received	14,045	26,977
Security deposits and maintenance payments returned	(2,208)	(6,452)
Proceeds from repurchase agreements	140	—
Principal repayments on repurchase agreement	(3,790)	(65,461)
Payments for terminated cash flow hedges	—	(32,657)
Dividends paid	(22,584)	(55,004)

Net cash provided by financing activities	405,445	31,648

Net decrease in cash and cash equivalents	(9,110)	3,805
Cash and cash equivalents at beginning of period	58,118	13,546

Cash and cash equivalents at end of period	$49,008	$17,351

Supplemental disclosures of non-cash investing activities
Security deposits and maintenance payment liabilities assumed in asset acquisitions	$16,688	$—

Lease rentals received in advance assumed in asset acquisitions	$784	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2008
Note 1. Summary of Significant Accounting Policies
Organization
     Aircastle Limited, (“Aircastle,” the “Company,” “we,” “us,” or “our”) is a Bermuda exempted company that was incorporated on October 29, 2004 by funds managed by affiliates of Fortress Investment Group LLC and certain of its affiliates (together, the “Fortress Shareholders” or “Fortress,”) under the provisions of Section 14 of the Companies Act of 1981 of Bermuda. Aircastle’s business is investing in aviation assets, including acquiring, managing and leasing commercial jet aircraft to airlines throughout the world and investing in aircraft related debt investments.
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
Recent Accounting Pronouncements
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We do not expect the adoption of SFAS No. 161 to have a material effect on our consolidated financial statements.
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

		Fair Value Measurements at March 31, 2008
	Fair Value As	Using Fair Value Hierarchy
	Of March 31,				Valuation
	2008	Level 1	Level 2	Level 3	Technique
Assets:
Debt investments	$22,374	$3,012	$19,362	$—	Market/Income

Liabilities:
Derivative liabilities	$248,365	$—	$248,365	$—	Income

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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2008
     Geographic concentration of net book value of flight equipment held for lease was as follows:

	December 31, 2007		March 31, 2008
		Net		Net
		Book		Book
	Number of	Value	Number of	Value
Region	Aircraft	%	Aircraft	%
Europe(1)	65	47%	64	45%
Asia	35	27%	35	25%
North America(1)	13	10%	14	11%
Latin America	12	7%	12	7%
Middle East and Africa	8	9%	10	12%
Off-lease(2)	—	—%	1	—%

Total	133	100%	136	100%

(1)	At December 31, 2007, includes one Boeing Model 747-400 aircraft in Europe and one Boeing Model 747-400 aircraft in North America which were being converted to freighter configuration for which we have an executed lease post-conversion with a carrier in each of these geographic regions.

(2)	As of April 11, 2008, we had executed a lease for this aircraft, which we expect to commence in the second quarter of 2008.
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
     At March 31, 2008 one of our debt investments has a stated maturity in 2010. One of our debt investments has a stated maturity in 2017. Our other two debt investments have remaining terms to stated maturity in excess of 10 years after March 31, 2008. All of our debt investments provide for the periodic payment of both principal and interest and are subject to prepayment and/or acceleration depending on certain events, including the sale of the underlying collateral aircraft and events of default. Therefore, the actual maturity of our debt investments may be less than the stated maturities.

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
     Borrowings under the 2008-A Credit Facility bear interest (a) in the case of loans with an interest rate based on the applicable base rate (the “ABR”), the ABR plus an applicable margin of 0.50% per annum, increasing to 1.50% per annum during the Extension Period or (b) in the case of loans with an interest rate based on the euro dollar rate (the “EDR”), the EDR plus an applicable margin of 1.50% per annum, increasing to 2.50% per annum during the Extension Period. Additionally, we are subject to a 0.25% per annum fee, increasing to 0.375% per annum fee during the Extension Period, on any unused portion of the total committed facility. We are also required to pay customary agency fees. The interest rate, including margin, applicable to loans under the 2008-A Credit Facility at March 31, 2008 was 4.32%. As of March 31, 2008, the outstanding borrowings were $93,294.
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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2008
Note 6. Repurchase Agreements
     The outstanding amounts of our repurchase agreements were as follows:

	At
	December 31,
	2007	At March 31, 2008
	Outstanding	Outstanding		Final Stated
Debt Obligation	Borrowings	Borrowings	Interest Rate(1)	Maturity
Repurchase Agreement(2)	$60,282	$—	1 M LIBOR + .50% = N/A	—
Repurchase Agreement(3)	4,972	—	1 M LIBOR + .75% = N/A	—
Repurchase Agreement	2,490	2,283	1 M LIBOR + .50% = 3.18%	6/28/08

Total Repurchase Agreements	$67,744	$2,283

(1)	LIBOR in effect at the applicable reset date.

(2)	In February 2008, we sold the underlying debt investments for $65,335 plus accrued interest and paid the outstanding amount under this repurchase agreement of $52,303 plus accrued interest. Additionally, we terminated the related interest rate swap and paid breakage fees and accrued interest of approximately $1,040.

(3)	In March 2008, we elected not to refinance this purchase agreement upon its maturity on March 15, 2008 and repaid the outstanding balance.
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
     On June 20, 2007, Aircastle entered into an acquisition agreement (the “Airbus A330 Agreement”) with Airbus SAS (“Airbus”) under which we agreed to acquire fifteen new Airbus Model A330-200 aircraft (the “New A330 Aircraft”). Five of the aircraft we will acquire under the Airbus A330 Agreement are scheduled to be delivered in 2010, with the remainder to be delivered in 2011. Pre-delivery payments for each aircraft are payable to Airbus and are refundable to us only in limited circumstances. We agreed to separate arrangements with Rolls-Royce PLC and Pratt & Whitney pursuant to which we committed to acquire aircraft engines for the New A330 Aircraft. As of March 31, 2008, we have made $56,029 in deposits and progress payments to Airbus. Under limited circumstances, we have the right to change certain delivery positions from A330-200 freighter configuration aircraft to A330-200 passenger configuration aircraft.
     At March 31, 2008, we had letters of intent or purchase agreements to acquire 20 aircraft for an estimated purchase price of $1,357,831, comprised of the fifteen New A330 Aircraft and the balance of the aircraft to be delivered under the GAIF Acquisition Agreement. The purchase price of certain of the aircraft under these letters of intent or purchase agreements, other than the Airbus A330 Agreement, is subject to variable price provisions that typically reduce the final purchase price if the actual closing occurs beyond an initially agreed upon date. The purchase price for aircraft we are committed to acquire under the Airbus A330 Agreement is subject to adjustment for configuration changes, engine selection and contractual price escalations.
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
     On May 2, 2008 two of our subsidiaries entered into a seven year, $786,135 term debt facility (the “ACS 2008-1 Credit Facility”) to finance a portfolio of 28 aircraft. The loans under the ACS 2008-1 Credit Facility were funded into an aircraft purchase escrow account on May 2, 2008. These loans will be released to us as the financed aircraft transfer into the facility. Proceeds from the financing will be used to repay related outstanding amounts for the aircraft under the Company’s Amended Credit Facility No. 2 and 2008-A Credit Facility. The loans will bear interest on a floating rate basis at a rate of one-month LIBOR plus 1.75% and will mature on May 2, 2015. We estimate that our aggregate up-front costs, including fees payable to the lenders and legal and professional service fees but excluding termination fees on our interest rate hedging contracts, will equal approximately $16.5 million. We will enter into interest rate hedging arrangements with respect to all or a substantial portion of the principal balance of the loans under the ACS 2008-1 Credit Facility in order to effectively pay interest at a fixed rate on all or a substantial portion of the loans. Our obligations under these hedging arrangements will be secured pari passu with the lenders and, accordingly, we do not expect that we will be obliged to pledge cash collateral to secure any loss in value should interest rates fall.
Fair Value of Derivatives and Margin Calls
     As of May 2, 2008, the aggregate fair value of our interest rate swaps and our interest rate forward contracts was a liability of $167,740 and we had pledged $57,434 in cash collateral required under certain of our interest rate swaps and our interest rate forward contracts.
Note 16. Restatement and Reclassification of Previously Issued Financial Statements
     Subsequent to the filing of the Company’s original Form 10-Q, the Company’s management determined that the unaudited consolidated statement of cash flows for the three month period ended March 31, 2007 did not properly eliminate non-cash security deposits, maintenance liabilities and lease rentals received in advance that were assumed in aircraft acquisitions from operating and investing activities. As a result, the consolidated statement of cash flows for the three months ended March 31, 2007 has been restated to correct this misstatement. There was no impact to the consolidated statement of cash flows for the three months ended March 31, 2008. In addition,

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2008
the Company is reclassifying certain security deposits and maintenance payments collected from and returned to its lessees from operating activities to financing activities to better reflect the nature of these activities. The misstatement and reclassification had no impact on the Company’s previously reported consolidated balance sheets, consolidated statements of income, including net income and earnings per share, consolidated statements of changes in shareholders’ equity or cash balances for any period.
     The table below presents the changes to the consolidated statement of cash flows for the three months ended March 31, 2007 and 2008.

	Three Months Ended March 31,
	2007	2008

Cash flows from Operations
As Reported	$60,519	$79,290
Correction of misstatement	(17,472)	—
Reclassification	(11,837)	(20,525)

Restated	$31,210	$58,765

Cash flows from Investing
As Reported	$(463,237)	$(86,608)
Correction of misstatement	17,472	—

Restated	$(445,765)	$(86,608)

Cash flows from Financing
As Reported	$393,608	$11,123
Reclassification	11,837	20,525

Restated	$405,445	$31,648

Net change in cash and cash equivalents
As Reported	$(9,110)	$3,805
As Restated	(9,110)	3,805

Change	$—	$—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following information has been adjusted to reflect the restatement and reclassification of our consolidated statements of cash flows which is more fully described in the “Explanatory Note” on page 1 and Note 16. Restatement and Reclassification of Previously Issued Financial Statements located in the Consolidated Financial Statements elsewhere in this Form 10-Q/A.
     This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks, uncertainties and assumptions. You should read the following discussion in conjunction with our historical consolidated financial statements and the notes thereto appearing elsewhere in this report. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those described under “Item 1A. — Risk Factors” in the Company’s September 30, 2008 Quarterly Report on Form 10-Q filed on the date hereof, and elsewhere in this report. Please see “Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995” in the Company’s September 30, 2008 Quarterly Report on Form 10-Q filed on the date hereof, for a discussion of the uncertainties, risks and assumptions associated with these statements.
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

     The following table sets forth certain information with respect to the aircraft acquired or to be acquired by us as of March 31, 2008:
AIRCASTLE AIRCRAFT INFORMATION (dollars in millions)

		Aircraft
	Owned	Committed to be
	Aircraft as of	Acquired as
	March 31,	of March 31,
	2008(1)	2008(2)(5)	Total
Flight Equipment Held for Lease	$3,981	$195	$4,176
Number of Aircraft	136	5	141
Number of Lessees	59	2	61
Number of Countries	31	2	32
Weighted Average Age — Passenger (years)(3)(6)	10.3	16.8	10.4
Weighted Average Age — Freighter (years)(3)(6)	9.7	—	8.4
Weighted Average Age — Combined (years)(3)(6)	10.2	4.5	9.9
Weighted Average Remaining Passenger Lease Term (years)(4)(6)	4.1	5.0	4.1
Weighted Average Remaining Cargo Lease Term (years)(4)(6)	8.7	12.0	9.2
Weighted Average Remaining Combined Lease Term (years)(4)(6)	5.2	10.1	5.4

(1)	Calculated using net book value.

(2)	Excludes 15 Airbus Model A330-200 aircraft scheduled for delivery between June 2010 and November 2011.

(3)	Weighted average age (years) by net book value, or in the case of aircraft not yet acquired, base purchase price, is as of March 31, 2008. The age of any aircraft not yet acquired is measured as of its expected acquisition date.

(4)	Weighted average remaining lease term (years) by net book value, or in the case of aircraft not yet acquired, base purchase price, is as of March 31, 2008. Remaining lease term for any aircraft not yet acquired is measured as of the expected acquisition date.

(5)	Calculated using base purchase price which represents the purchase price subject to certain agreed upon adjustments.

(6)	Two Boeing Model 747-400 aircraft currently on short-term leases in passenger configuration are included as “Passenger” aircraft; the remaining lease term for one of these aircraft, for which we have an executed lease post-conversion, is measured based on the ten-year term of that post-conversion lease, while the remaining lease term for the other is measured based on the 2008 expiry date on the existing short-term passenger configuration leases.

PORTFOLIO DIVERSIFICATION

			Aircraft Committed to be		Total
			Acquired as of			% of Net
	Owned Aircraft as of		March 31, 2008(1)			Book Value
	March 31, 2008			% of Base		plus Base
	Number of	% of Net	Number of	Purchase	Number of	Purchase
	Aircraft	Book Value	Aircraft	Price(2)	Aircraft	Price
Aircraft Type
Passenger:
Narrowbody	94	49%	4	27%	98	48%
Midbody	24	24%	—	—%	24	23%
Widebody (3)	3	4%	—	—%	3	4%

Total Passenger	121	77%	4	27%	125	75%
Freighter	15	23%	1	73%	16	25%

Total	136	100%	5	100%	141	100%

Manufacturer
Boeing	95	66%	1	73%	96	67%
Airbus	41	34%	4	27%	45	33%

Total	136	100%	5	100%	141	100%

Regional Diversification
Europe	64	45%	1	73%	65	46%
Asia(4)	35	25%	4	27%	39	25%
North America	14	11%	—	—%	14	10%
Latin America	12	7%	—	—%	12	7%
Middle East and Africa	10	12%	—	—%	10	12%
Off-lease	1	—%	—	—%	1	—%

Total	136	100%	5	100%	141	100%

(1)	Excludes 15 Airbus Model A330-200 aircraft scheduled for delivery between June 2010 and November 2011.

(2)	Base purchase price represents the purchase price subject to certain agreed upon adjustments.

(3)	Two Boeing Model 747-400 aircraft currently on short-term leases in passenger configuration are included as “Passenger” aircraft.

(4)	Includes two Boeing Model 747-400 aircraft currently on short-term lease in passenger configuration to airlines in Asia. These aircraft will be converted to freighter configuration in 2008 and 2009 and we have executed a lease with a carrier in North America for one of these aircraft post-conversion.

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
     Our owned aircraft portfolio as of March 31, 2008 is listed in Exhibit 99.1 in the original Form 10-Q. Approximately 86% of the aircraft we owned as of March 31, 2008 are what we consider to be the most current technology for the relevant airframe and engine type and airframe size, as listed under the headings “Latest Generation Narrowbody Aircraft,” “Latest Generation Midbody Aircraft,” “Latest Generation Widebody Aircraft” and “Latest Generation Widebody Freighter Aircraft” in Exhibit 99.1 in the original Form 10-Q.
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
     On May 2, 2008 two of our subsidiaries entered into a seven year, $786.1 million term debt facility ( the “ACS 2008-1 Credit Facility”) to finance a portfolio of 28 aircraft. The loans under the ACS 2008-1 Credit Facility were funded into an aircraft purchase escrow account on May 2, 2008. These loans will be released to us as the financed aircraft transfer into the facility. Proceeds from the financing will be used to repay related outstanding amounts for the aircraft under the Company’s Amended Credit Facility No. 2 and 2008-A Credit Facility. The loans will bear interest on a floating rate basis at a rate of one-month LIBOR plus 1.75% and will mature on May 2, 2015. We estimate that our aggregate up-front costs, including fees payable to the lenders and legal and professional service fees but excluding termination fees on our interest rate hedging contracts, will equal approximately $16.5 million. We will enter into interest rate hedging arrangements with respect to all or a substantial portion of the principal balance of the loans under the ACS 2008-1 Credit Facility in order to effectively pay interest at a fixed rate on all or a substantial portion of the loans. Our obligations under these hedging arrangements will be secured pari passu with the lenders and, accordingly, we do not expect that we will be obliged to pledge cash collateral to secure any loss in value should interest rates fall.

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
     To the extent we acquire aircraft through investment vehicles, we will seek to establish separate financings for such projects in a manner broadly consistent with the approach we have used previously. We also intend to extend, modify or replace our short-term credit facilities during the remainder of 2008 and we intend to pursue debt financing for a portion of the pre-delivery payments for the New A330 aircraft. However, the level of new investment activity and, in turn, financing requirements will be driven by the attractiveness of new investment opportunities available in the marketplace and financial market conditions. Decisions by investors and lenders to enter into such transactions with us will depend upon a number of factors, such as our historical and projected performance, compliance with the terms of our current credit arrangements, industry and market trends, the availability of capital and the relative attractiveness of alternative investments. See ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facilities, — Securitizations, and — Equity Offerings.”
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
     During the three months ended March 31, 2008, we acquired commercial jet aircraft and made capital improvements to our aircraft portfolio totaling $35.5 million (excluding assets not yet earning revenue of $48.0 million, comprising deposits and progress payments and the acquisition of one off-lease aircraft as of March 31, 2008). We expect to acquire approximately $195.0 million of aircraft (including $49.0 million of purchase deposits paid as of March 31, 2008) during the next twelve months. In addition, at March 31, 2008, we expect capital expenditures and lessee maintenance payment draws on our owned and committed aircraft portfolio to be approximately $145.2 million, excluding freighter conversion payments (see Purchase Obligations in “Contractual Obligations” below) and we expect maintenance payment collections from lessees on our owned aircraft portfolio of approximately $105.8 million over the next twelve months. There can be no assurance that we will be able to acquire the additional aircraft described above, and no assurance regarding the time and amount of such acquisition. In addition, there can be no assurance that the capital expenditures described above will not be greater than expected or that our expected maintenance payment collections will equal our current estimates.
     We believe that funds available from operations and our credit facilities, including the 2008-A Credit Agreement, the ACS 2008-1 Credit Facility and future extensions, replacements and refinancings of our existing credit facilities, will be sufficient to satisfy our liquidity needs over the next twelve months and enable us to pay dividends to our common shareholders.
Cash Flows (Restated)

	Three Months Ended
	March 31,
	2007
(Dollars in thousands)	(Restated)	2008
Net cash flow provided by operating activities	$31,210	$58,765
Net cash flow used in investing activities	(445,765)	(86,608)
Net cash flow provided by financing activities	405,445	31,648
     Operating activities provided net cash flow of $31.2 million and $58.8 million for the three months ended March 31, 2007 and March 31, 2008, respectively. Cash flow from operations is primarily generated from rents received pursuant to the lease agreements on our aircraft. It is reduced by interest paid on our borrowings and by selling, general and administrative expenses. The amount of rent we receive depends on various factors, including the size, age and composition of our aircraft portfolio. Our aircraft lease agreements generally provide for the periodic payment of a fixed amount of rent over the life of the lease. However, the amount of rent we receive may vary due to several factors, including the credit worthiness of our lessees and the occurrence of delinquencies and defaults. It is also affected by the extent to which aircraft are off-lease and our ability to remarket aircraft that are nearing the end of their leases. Our success in re-leasing aircraft is affected by market conditions for our aircraft and by general industry trends. At March 31, 2007, all 77 of our aircraft were on-lease. At March 31, 2008, all but one of our 136 aircraft were on-lease. Cash flow provided by operations is also affected by the interest expense we pay on our credit facilities and by our decisions to hedge the risk of changing interest rates. All of our debt is currently floating rate and varies with changes in the London Interbank Offered Rate , or LIBOR. To the extent interest rates increase, we may be liable for more interest payments to our lenders. Our practice has been to hedge the expected future interest payments on a substantial portion of our floating rate liabilities by entering into derivative contracts. However, we remain exposed to changes in interest rates to the extent we decide to remain un-hedged and the degree to which our hedges are not perfectly correlated to the hedged future cash flows.
     Net cash flow used in investing activities totaled $445.8 million and $86.6 million for the three months ended March 31, 2007 and 2008, respectively. During the three months ended March 31, 2008 we made a gross investment of $117.4 million in the acquisition and improvement of flight equipment, or $117.0 million net of accrued liabilities as compared to our gross investments of $436.5 million, or $428.9 million net of accrued liabilities during the three months ended March 31, 2007. The decrease in the acquisition of flight equipment resulted from fewer aircraft acquisitions during the three months ended March 31, 2008 (three aircraft) as compared to the same period in 2007 (nine aircraft), and as a result of progress payments made during the second half of 2007 for aircraft acquired during the first quarter of 2008. We invested $15.3 million in debt investments during the three months ended March 31, 2007. We did not sell any debt investments during the three months ended March 31, 2007. During the three months ended March 31, 2008, we did not invest in any debt investments and we sold $65.3 million of debt investments. We received $12.7 million of principal payments on our debt investments during the three months ended March 31, 2007 as compared to $11.2 million during the three months ended March 31, 2008. We paid $8.6 million in deposits on aircraft purchased during the three months ended March 31, 2007, as compared to $5.3 million during the three months ended March 31, 2008. Net cash collateral posted with our derivative counterparties increased $40.6 million for the three months ended March 31, 2008 as a result of increased mark-to-market losses and lower interest rates as compared to December 31, 2007. For the three months ended March 31, 2007, we posted $5.7 million with our derivative counterparties.
     Net cash flow from financing activities totaled $405.4 million and $31.6 million for the three months ended March 31, 2007 and 2008, respectively. During the three months ended March 31, 2007, we completed a follow-on public offering of 15,525,000 common shares at a price of $33.00 per share, raising $512.3 million before offering costs. The net proceeds of the offering, after our payment of $17.9 million in underwriting discounts and commissions and $1.3 million in offering expenses, were $493.1 million. In addition, during the three months ended March 31, 2007, we borrowed $486.6 million under our credit facilities. Net cash flows from financing activities also reflects net proceeds of $11.8 million from security and maintenance deposits for the three months ended March 31, 2007. These increases for the three months ended March 31, 2007 were offset by the payments of $553.0 million under our credit facilities, including the payments of $398.1 million to repay borrowings under Amended Credit Facility No. 2 and $75.0 million to repay borrowings under the Revolving Credit Facility from the net proceeds of our follow-on public offering on February 13, 2007. We also paid $22.6 million in dividends which were declared in the fourth quarter of 2006, $5.4 million under our Securitization No. 1 and $3.8 million under our repurchase agreements.
     During the three months ended March 31, 2008, we borrowed $325.6 million under our credit facilities and received net proceeds of $20.5 million from security and maintenance deposits. These increases were offset by payments of $142.2 million under our credit facilities, $65.5 million under our repurchase agreements as a result of the sale of our debt investments, $55.0 million in dividends which were declared in the fourth quarter of 2007, $32.7 million to terminate certain cash flow hedges on our credit facilities and repurchase agreements, and $15.7 million under our Securitization No. 1 and No. 2.

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
     On May 2, 2008 two of our subsidiaries entered into a seven year, $786.1 million term debt facility ( the “ACS 2008-1 Credit Facility”) to finance a portfolio of 28 aircraft. The loans under the ACS 2008-1 Credit Facility were funded into an aircraft purchase escrow account on May 2, 2008. These loans will be released to us as the financed aircraft transfer into the facility. Proceeds from the financing will be used to repay related outstanding amounts for the aircraft under the Company’s Amended Credit Facility No. 2 and 2008-A Credit Facility. The loans will bear interest on a floating rate basis at a rate of one-month LIBOR plus 1.75% and will mature on May 2, 2015. We estimate that our aggregate up-front costs, including fees payable to the lenders and legal and professional service fees but excluding termination fees on our interest rate hedging contracts, will equal approximately $16.5 million. We will enter into interest rate hedging arrangements with respect to all or a substantial portion of the principal balance of the loans under the ACS 2008-1 Credit Facility in order to effectively pay interest at a fixed rate on all or a substantial portion of the loans. Our obligations under these hedging arrangements will be secured pari passu with the lenders and, accordingly, we do not expect that we will be obliged to pledge cash collateral to secure any loss in value should interest rates fall.
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

     We held the following interest rate derivative contracts as of March 31, 2008 (in thousands of dollars):

								Fair Value
	Current/		Mandatory		Future			of
	Starting		Early		Maximum			Derivative
	Notional	Effective	Termination	Maturity	Notional	Floating		Asset or
Hedged Item	Amount	Date	Date	Date	Amount	Rate	Fixed Rate	(Liability)
Securitization No. 1	$521,725	Jun-06	N/A	Jun-16	$521,725	1M LIBOR + 0.27%	5.78%	$(53,603)
Securitization No. 2	1,140,319	Jun-07	N/A	Jun-12	1,140,319	1M LIBOR	5.25% to 5.36%	(92,417)
Revolving Credit Facility	28,000	Jun-07	Dec-11	Jan-12	203,000	1M LIBOR	4.89%	(7,528)
Amended Credit Facility No. 2	240,000	Jun-07	Jun-08	Feb-13	240,000	1M LIBOR	4.88%	(17,256)
Amended Credit Facility No. 2 and 747 PDP Credit Facility	220,000	Aug-07	Nov-08	May-13	220,000	1M LIBOR	5.33%	(17,632)
Future debt and securitization	190,000	Jan-08	Feb-09	Feb-19	360,000	1M LIBOR	5.16%	(33,180)
Future debt and securitization	5,000	May-08	Sep-09	Mar-14	55,000	1M LIBOR	5.41%	(4,818)
Future debt and securitization	46,000	Apr-10	Nov-11	Oct-15	231,000	1M LIBOR	5.17%	(8,647)
Future debt and securitization	95,000	Jan-11	May-12	Apr-16	238,000	1M LIBOR	5.23%	(7,068)
Future debt and securitization	143,000	Jul-11	Oct-12	Sep-16	238,000	1M LIBOR	5.27%	(5,917)
Repurchase Agreement(1)	—	N/A	N/A	N/A	—	N/A	N/A	(175)
Repurchase Agreement	2,900	Jun-05	N/A	Mar-13	2,900	1M LIBOR	4.21%	(124)

Total	$2,631,944				$3,449,944			$(248,365)

(1)	In March 2008, we terminated this interest rate swap with a notional amount of $5,000, which was settled on April 1, 2008.
     Of the $248.4 million fair value of our derivative liability at March 31, 2008, $179.5 million of the liability is counterparties or guarantors of these counterparties rated AA3 or above by Standard & Poors and $68.9 million is with counterparties rated Baa3 – Baa1 by Standard & Poors. The total current/starting notional amount with counterparties or guarantors of these counterparties rated AA3 or above is $1.85 billion and $777.0 million with counterparties rated Baa3 — Baa1.
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

Item 4. Controls and Procedures
Restatement of Previously Issued Financial Statements
     In connection with the restatement of our unaudited consolidated financial statements, which is more fully described in the “Explanatory Note” on page 1 and Note 16. Restatement and Reclassification of Previously Issued Financial Statements located in the Unaudited Consolidated Financial Statements elsewhere in this Form 10-Q/A and under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, we reevaluated our disclosure controls and procedures and identified a material weakness in our internal control over financial reporting with respect to the presentation of non-cash activities in the consolidated statement of cash flows. Solely as a result of this material weakness, as described below in “Changes in Internal Control Over Financial Reporting,” we concluded that our disclosure controls and procedures were not effective as of March 31, 2008.
Evaluation of Disclosure Controls and Procedures
     As a result of the restatement described above, the Company has reevaluated, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2008. Based upon this reevaluation, management, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2008 solely as a result of this material weakness in the Company’s internal control over financial reporting relating to the consolidated statement of cash flows, as described below in “Changes in Internal Control over Financial Reporting.”
Changes in Internal Control over Financial Reporting
     As disclosed in our Form 10-K/A for the year ended December 31, 2008, filed on November 17, 2008, our management identified a material weakness in the Company’s internal control over financial reporting resulting from the failure to maintain effective controls over the preparation of the Company’s consolidated statement of cash flows.
     As previously reported, there were no additional changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation Steps to Address Material Weakness
     To remediate the material weakness in the Company’s internal control over financial reporting as described above, management is enhancing its controls over the preparation and the review of the Company’s consolidated statement of cash flows, specifically by adding additional review of the Company’s consolidated statement of cash flows and by providing staff training on preparation of the consolidated statement of cash flows in accordance with SFAS No. 95 Statement of Cash Flows. The Company anticipates that the actions described above and the resulting improvements in controls will strengthen its internal control over financial reporting relating to the preparation of the consolidated statement of cash flows and will remediate the material weakness identified by December 31, 2008.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 17, 2008

AIRCASTLE LIMITED (Registrant)
By:	/s/ Aaron Dahlke
Aaron Dahlke
Chief Accounting Officer and Authorized Officer