Form 10-Q/A
period 2008-06-30
Aircastle LTD
filed 2008-11-17
CIK 1362988

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
     Aircastle Limited (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10—Q for the quarter ended June 30, 2008, originally filed with the Securities and Exchange Commission (the “SEC”) on August 8, 2008 (the “original Form 10-Q”) to amend and restate its consolidated statements of cash flows for the three and six months ended June 30, 2007 and 2008.
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
     This Form 10-Q/A includes new certifications as exhibits 31.1, 31.2, 32.1 and 32.2 by our principal executive officer and principal financial officer as required by Rules 12b-15 and 13a-14 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Except for the amended disclosure and reclassification described above, the information in this Form 10—Q/A has not been updated to reflect events that occurred after August 8, 2008, the filing date of our original Form 10—Q. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following information has been updated to give effect to the restatement:
Part I — Item 1 — Financial Statements
Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part I — Item 4 — Controls and Procedures
Part II — Item 6 — Exhibits

Aircastle Limited and Subsidiaries
Form 10-Q/A

		Page
		No.

PART I. — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of December 31, 2007 and June 30, 2008	4

	Consolidated Statements of Income for the three and six months ended June 30, 2007 and 2008	5

	Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2008 (Restated)	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 4.	Controls and Procedures	45

PART II. — OTHER INFORMATION

Item 6.	Exhibits	46

SIGNATURE		47
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

Aircastle Limited and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
Revenues:
Lease rentals	$81,926	$144,291	$149,284	$277,918
Interest income	2,728	614	5,316	1,905
Other revenue	460	490	519	528

Total revenues	85,114	145,395	155,119	280,351

Expenses:
Depreciation	27,764	51,605	49,398	99,820
Interest, net	19,345	51,319	36,077	92,330
Selling, general and administrative	10,448	11,354	18,944	22,843
Other expense	380	597	761	1,242

Total operating expenses	57,937	114,875	105,180	216,235

Other income:
Gain on sale of aircraft	—	5,126	—	5,126
Other	1,154	1,328	1,154	1,083

Total other income	1,154	6,454	1,154	6,209

Income from continuing operations before income taxes	28,331	36,974	51,093	70,325
Income tax provision	1,173	1,633	3,078	3,347

Income from continuing operations	27,158	35,341	48,015	66,978
Earnings from discontinued operations, net of income taxes	10,910	—	11,594	—

Net income	$38,068	$35,341	$59,609	$66,978

Basic earnings per share:
Income from continuing operations	$0.41	$0.45	$0.77	$0.86
Earnings from discontinued operations, net of income taxes	0.16	—	0.18	—

Net income per share	$0.57	$0.45	$0.95	$0.86

Diluted earnings per share:
Income from continuing operations	$0.41	$0.45	$0.77	$0.86
Earnings from discontinued operations, net of income taxes	0.16	—	0.18	—

Net income per share	$0.57	$0.45	$0.95	$0.86

Dividends declared per share	$0.60	$0.25	$1.10	$0.50

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2008
	(Restated)
Cash flows from operating activities:
Net income	$59,609	$66,978
Adjustments to reconcile net income to net cash provided by operating activities (inclusive of amounts related to discontinued operations):
Depreciation	50,158	99,712
Amortization of deferred financing costs	3,166	6,787
Amortization of lease premiums and discounts, and other related lease items	(3,493)	(5,216)
Deferred income taxes	(3,109)	2,604
Accretion of purchase discounts on debt investments	(405)	(277)
Non-cash share based payment expense	4,046	3,213
Cash flow hedges reclassified into earnings	(2,110)	595
Ineffective portion of cash flow hedges	(418)	6,027
Gain on sale of flight equipment	(10,219)	(5,126)
Security deposits and maintenance payments included in earnings	(815)	(3,322)
Loss on sale of investments	—	245
Other	(1,154)	(918)
Changes in certain assets and liabilities:
Accounts receivable	2,222	(1,731)
Restricted cash and cash equivalents	(22,872)	(26,686)
Other assets	(2,269)	1,318
Accounts payable, accrued expenses and other liabilities	5,187	(2,705)
Payable to affiliates	—	(200)
Lease rentals received in advance	404	(4,110)

Net cash provided by operating activities	77,928	137,188

Cash flows from investing activities:
Acquisition and improvement of flight equipment	(1,024,685)	(221,310)
Aircraft purchase deposits and progress payments, net of return deposits	(88,413)	8,974
Proceeds from sale of flight equipment	34,946	21,366
Purchase of debt investments	(15,251)	—
Proceeds from sale of debt investments	—	65,335
Principal repayments on debt investments	13,372	11,467
Margin call payments on derivatives and repurchase agreements	(5,694)	(296,605)
Margin call receipts on derivatives and repurchase agreements	9,382	330,943
Leasehold improvements, furnishings and equipment	(259)	(334)

Net cash used in investing activities	(1,076,602)	(80,164)

Cash flows from financing activities:
Issuance of common shares in public offerings, net	493,056	—
Issuance, net of repurchases, of common shares to directors and employees	852	(1,263)
Proceeds from securitizations and term debt financings	1,170,000	786,135
Securitization and term debt financing repayments	(10,866)	(49,504)
Restricted cash and cash equivalents related to unreleased securitization and credit facility borrowings	(500,565)	(138)
Deferred financing costs	(11,552)	(17,568)
Credit facility borrowings	1,009,779	482,723
Credit facility repayments	(1,112,902)	(1,025,720)
Security deposits and maintenance payments received	31,960	56,498
Security deposits and maintenance payments returned	(5,686)	(14,066)
Proceeds from terminated cash flow hedges	8,936	—
Payments for terminated cash flow hedges	—	(68,332)
Proceeds from repurchase agreements	894	—
Principal repayments on repurchase agreements	(9,425)	(67,744)
Dividends paid	(56,211)	(74,644)

Net cash provided by financing activities	1,008,270	6,377

Net increase in cash and cash equivalents	9,596	63,401
Cash and cash equivalents at beginning of period	58,118	13,546

Cash and cash equivalents at end of period	$67,714	$76,947

Supplemental disclosures of non-cash investing activities
Security deposits and maintenance payment liabilities assumed in asset acquisitions	$48,204	$—

Lease rentals received in advance assumed in asset acquisitions	$3,200	$—

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

	Fair Value As Of	Fair Value Measurements at June 30, 2008 Using Fair Value Hierarchy
	June 30,				Valuation
	2008	Level 1	Level 2	Level 3	Technique
Assets:
Cash and cash equivalents	$76,947	$76,947	$—	$—	Market
Restricted cash and cash equivalents	188,141	188,141	—	—	Market
Debt investments	20,664	2,686	17,978	—	Market/Income
Derivative assets	2,490	—	—	2,490	Income

Total	$288,242	$267,774	$17,978	$2,490

Liabilities:
Derivative liabilities	$99,465	$—	$98,490	$975	Income

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
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2008
     The following tables reflects the activity for the major classes of our assets and liabilities measured at fair value using level 3 inputs for the six months ended June 30, 2008:

	Derivative	Derivative
	Assets	Liabilities	Total
Balance as of December 31, 2007	$—	$—	$—
Unrealized gains (losses)	2,490	(975)	1,515

Balance as of June 30, 2008	$2,490	$(975)	$1,515

     There were no assets and liabilities measured at fair value on a nonrecurring basis.
Note 3. Lease Rentals and Flight Equipment Held for Lease
     The components of lease rentals on our consolidated statement of income for the three and six months ended June 30, 2007 and 2008 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
Lease rental revenue	$80,153	$137,647	$145,852	$268,628
Amortization of lease premiums (discounts)	1,773	2,502	3,432	5,148
Maintenance payments (1)	—	4,142	—	4,142

Total lease rentals	$81,926	$144,291	$149,284	$277,918

(1)	The amount by which maintenance payments received from lessees under leases expiring in the relevant period exceed amounts paid for relevant maintenance events.
     Minimum future annual lease rentals contracted to be earned from flight equipment held for lease at June 30, 2008 were as follows:

Year Ending December 31,	Amount
Remainder of 2008	$268,032
2009	511,672
2010	459,379
2011	398,190
2012	335,128
2013	235,099
Thereafter	521,289

Total	$2,728,789

     Geographic concentration of lease rentals earned from flight equipment held for lease was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Region	2007	2008	2007	2008
Europe	46%	45%	45%	45%
Asia	27%	24%	26%	25%
North America	18%	12%	20%	12%
Latin America	6%	9%	6%	8%
Middle East and Africa	3%	10%	3%	10%

Total	100%	100%	100%	100%

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
     Geographic concentration of net book value of flight equipment held for lease was as follows:

	December 31, 2007		June 30, 2008
	Number		Number
	of	Net Book	of	Net Book
Region	Aircraft	Value %	Aircraft	Value %
Europe (1) (2)	65	47%	64	47%
Asia (3)	35	27%	34	23%
North America (1) (4)	13	10%	14	11%
Latin America	12	7%	11	7%
Middle East and Africa	8	9%	10	12%
Off-lease (5)	—	—%	2	—%

Total	133	100%	135	100%

(1)	At December 31, 2007, includes one Boeing Model 747-400 aircraft in Europe and one Boeing Model 747-400 aircraft in North America which were being converted to freighter configuration for which we have an executed lease post-conversion with a carrier in each of these geographic regions.

(2)	At June 30, 2008, includes one Airbus Model A320-200 aircraft that was undergoing maintenance as of June 30, 2008 for which we have an executed lease and which was delivered during the third quarter of 2008.

(3)	Includes one Boeing Model 747-400 aircraft currently on short-term lease in passenger configuration to an airline in Asia. This aircraft was scheduled to go into freighter conversion in the fourth quarter of 2008. In July 2008, we terminated the freighter conversion agreement for this aircraft and have signed an agreement to sell this aircraft to a third party following lease expiry.

(4)	At June 30, 2008, includes one Boeing Model 747-400 aircraft in North America which was being converted to freighter configuration for which we have an executed lease post-conversion with a carrier in this geographic region.

(5)	At June 30, 2008, includes one off-lease Boeing Model 757-200 aircraft and one off-lease Boeing Model 737-300 for which we have signed letters of intent with new carriers.
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
     The loans provide for monthly payments of interest on a floating rate basis at a rate of one-month LIBOR plus 1.75%, and scheduled payments of principal, which during the first five years will equal approximately $48,900 per year. As of June 30, 2008, the ACS 3 Group had borrowings of $782,060. The Loans may be prepaid upon notice, subject to certain conditions, and the payment of expenses, if any, and the payment of a prepayment premium on amounts prepaid on or before May 2, 2010. The ACS 3 Group entered into interest rate hedging arrangements with respect to a substantial portion of the principal balance of the loans under Term Financing No. 1 in order to effectively pay interest at a fixed rate on a substantial portion of the loans. Obligations owed to hedge counter-parties under these contracts are secured pari passu basis by the same collateral that secures the loans under Term Financing No. 1 and, accordingly, the ACS 3 Group has no obligation to pledge cash collateral to secure any loss in value of the hedging contracts if interest rates fall. These hedging contracts, together with the spread referenced above and other costs of administration, result in a fixed rate cost of 7.30 % per annum, after the amortization of issuance fees and expenses.
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
     Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
Notional U.S. federal income tax expense at the statutory rate	$9,622	$12,942	$17,589	$24,614
U.S. state and local income tax, net	56	51	106	78
Non-U.S. operations	(8,514)	(11,377)	(14,649)	(21,361)
Non-deductible expenses in the U.S	59	13	73	21
Other	(50)	4	(41)	(5)

Provision for income taxes	$1,173	$1,633	$3,078	$3,347

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

     The following table sets forth the components of accumulated other comprehensive income (loss), net of tax where applicable, at December 31, 2007 and June 30, 2008:

		Unrealized	Accumulated
		Appreciation	Other
	Fair Value of	Debt	Comprehensive
	Derivatives(1)	Securities	Income (Loss)
December 31, 2007	$(136,222)	$10,833	$(125,389)
Net change in fair value of derivatives, net of tax expense of $189	(5,953)	—	(5,953)
Derivative loss reclassified into earnings	549	—	549
Net change in unrealized depreciation of debt investments	—	(2,014)	(2,014)

June 30, 2008	$(141,626)	$8,819	$(132,807)

(1)	Net of tax benefit of $1,928 at December 31, 2007.

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
Note 16. Restatement and Reclassification of Previously Issued Financial Statements
     Subsequent to the filing of the Company’s original Form 10-Q, the Company’s management determined that the unaudited consolidated statement of cash flows for the six month period ended June 30, 2007 did not properly eliminate non-cash security deposits, maintenance payments and lease rentals received in advance that were assumed in aircraft acquisitions from operating and investing activities. As a result, the consolidated statement of cash flows for the six months ended June 30, 2007 has been restated to correct this misstatement. There was no impact to the consolidated statement of cash flows for the six months ended June 30, 2008. In addition, the Company is reclassifying certain security deposits and maintenance payments collected from and returned to its lessees from operating activities to financing activities to better reflect the nature of these activities. The misstatement and reclassification had no impact on the Company’s previously reported consolidated balance sheets, consolidated statements of income, including net income and earnings per share, consolidated statements of changes in shareholders’ equity or cash balances for any period.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2008
     The table below presents the changes to the consolidated statement of cash flows for the six months ended June 30, 2007 and 2008.

	Six Months Ended June 30,
	2007	2008

Cash flows from Operations
As Reported	$149,733	$179,620
Correction of misstatement	(45,531)	—
Reclassification	(26,274)	(42,432)

Restated	$77,928	$137,188

Cash flows from Investing
As Reported	$(1,122,133)	$(80,164)
Correction of misstatement	45,531	—

Restated	$(1,076,602)	$(80,164)

Cash flows from Financing
As Reported	$981,996	$(36,055)
Reclassification	26,274	42,432

Restated	$1,008,270	$6,377

Net change in cash and cash equivalents
As Reported	$9,596	$63,401
As Restated	9,596	63,401

Change	$—	$—

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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks, uncertainties and assumptions. You should read the following discussion in conjunction with our historical consolidated financial statements and the notes thereto appearing elsewhere in this report. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those described under “Item 1A. — Risk Factors’’ in the Company’s September 30, 2008 Quarterly Report on Form 10-Q filed on the date hereof, and elsewhere in this report. Please see ''Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995” in the Company’s September 30, 2008 Quarterly Report on Form 10-Q filed on the date hereof, for a discussion of the uncertainties, risks and assumptions associated with these statements.
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
     (2) investing in our own securities, if appropriate; and
     (3) managed funds or other entities to invest in aircraft;
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
     We evaluate our portfolio on a regular basis in order to manage our investments in a way we believe will maximize shareholder value. As part of our active portfolio management, we will sell aircraft or debt investments in order to manage exposures, to reflect our views of evolving market conditions, and in cases where we believe we can earn better returns, by selling aircraft and investing our capital in other ways. In addition, we analyze each aircraft as its lease expiration or other milestones approach, to determine whether to offer it for sale, re-lease, or in the case of passenger aircraft, to reconfigure the aircraft as a freighter, and then lease it. Although our focus is not on trading assets to generate short-term gains, asset sales are a fundamental part of our ongoing portfolio management.
     On January 22, 2007, we entered into the GAIF Acquisition Agreement, pursuant to which we agreed to acquire 38 aircraft for an aggregate base purchase price of approximately $1.595 billion, subject to certain agreed adjustments. In November 2007, we agreed with GAIF to remove two aircraft from the GAIF Acquisition Agreement. In March 2008, we agreed to remove one additional aircraft from the GAIF Acquisition Agreement and in June 2008 we determined that we would not acquire three additional aircraft from the GAIF Acquisition Agreement, reducing the total number of aircraft to be acquired to 32, with an aggregate base purchase price of approximately $1.412 billion. For certain of the aircraft, we agreed to make accelerated payments to the relevant sellers and acquire their rights and obligations under the seller’s purchase or freighter conversion agreements, with final payment and delivery of the aircraft to us being made upon delivery by the manufacturer or seller, or completion of the conversion process. In June 2008, we decided not to acquire three of these aircraft and will not recover the accelerated payments we previously made for these aircraft, although these accelerated payments were offset by fees paid to us by the aircraft seller for the right to put the aircraft to us in 2013 and 2014 for a reduced purchase price. We acquired 28 of these aircraft in 2007 and four of these aircraft during the first six months of 2008. As of June 30, 2008, we have completed the acquisition of the 32 aircraft for approximately $1.385 billion.
     On June 20, 2007, we entered into the Airbus A330 Agreement, under which we agreed to acquire from Airbus fifteen new A330-200 aircraft, or the New A330 Aircraft. Pre-delivery payments for each aircraft are payable to Airbus and are refundable to us only in limited circumstances. We agreed to separate arrangements with Rolls-Royce PLC, or Rolls-Royce, and Pratt & Whitney, or P&W, pursuant to which we committed to acquire aircraft engines for the New A330 Aircraft. We agreed to acquire six shipsets of Trent 772B engines from Rolls-Royce and were granted options to acquire an additional four shipsets. We also committed to acquire five shipsets of PW4170 engines from P&W, and were granted options to acquire an additional five shipsets. Each shipset consists of two engines. In July 2008, we amended the Airbus A330 Agreement to reduce the number of New A330 aircraft to be acquired from fifteen to twelve and to change the Airbus A330 Agreement so that we receive a mix of freighter and passenger aircraft. Seven of the New A330 aircraft are scheduled to be delivered as freighters, including three early positions, and five New A330 aircraft will be manufactured in passenger configuration. Under certain circumstances, we have the right to change the delivery positions to alternative A330 aircraft models. Four of the New A330 aircraft are scheduled to be delivered in 2010, six are scheduled to be delivered in 2011 and the remaining two are scheduled to be delivered in 2012.
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

     The following table sets forth certain information with respect to the aircraft acquired by us as of June 30, 2008:
     AIRCASTLE AIRCRAFT INFORMATION (dollars in millions)

Owned
Aircraft
as of
June 30,
2008(1)
Flight Equipment Held for Lease	$4,081
Number of Aircraft	135
Number of Lessees	58
Number of Countries	30
Weighted Average Age — Passenger (years)(2) (5)	10.5
Weighted Average Age — Freighter (years)(2) (5)	8.8
Weighted Average Age — Combined (years)(2) (5)	10.1
Weighted Average Remaining Passenger Lease Term (years)(3) (4)	4.1
Weighted Average Remaining Cargo Lease Term (years)(3) (4)	9.0
Weighted Average Remaining Combined Lease Term (years)(3) (4)	5.5
Weighted Average Fleet Utilization during Second Quarter 2008(6)	99%

(1)	Calculated using net book value.

(2)	Weighted average age (years) by net book value is as of June 30, 2008.

(3)	Weighted average remaining lease term (years) by net book value is as of June 30, 2008.

(4)	One Boeing Model 747-400 aircraft that was scheduled to go into freighter conversion in the fourth quarter of 2008 is currently on a short-term lease in passenger configuration is included as “Passenger” aircraft. In July 2008, we terminated the freighter conversion contract for this aircraft and have signed an agreement to sell this aircraft to a third party following lease expiry.

(5)	One Boeing Model 747-400 aircraft currently being converted to freighter configuration is included as “Freighter” aircraft; the remaining lease term for this aircraft, for which we have an executed lease post-conversion, is measured based on the ten-year term of that post-conversion lease.

(6)	Aircraft on-lease days as a percent of total days in period weighted by net book value, excluding aircraft in conversion.
     Our owned aircraft portfolio as of June 30, 2008 is listed in Exhibit 99.1 in the original Form 10-Q. Approximately 86% of the total aircraft and 92% of the freighters we owned as of June 30, 2008 are what we consider to be the most current technology for the relevant airframe and engine type and airframe size, as listed under the headings “Latest Generation Narrowbody Aircraft,” “Latest Generation Midbody Aircraft,” “Latest Generation Widebody Aircraft” and “Latest Generation Widebody Freighter Aircraft” in Exhibit 99.1 in the original Form 10-Q.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of
	June 30, 2008
	Number of	% of Net
	Aircraft	Book Value
Aircraft Type
Passenger:
Narrowbody	92	47%
Midbody	24	23%
Widebody (1)	2	3%

Total Passenger	118	73%
Freighter (2)	17	27%

Total	135	100%

Manufacturer
Boeing	93	67%
Airbus	42	33%

Total	135	100%

Regional Diversification
Europe (3)	64	47%
Asia (4)	34	23%
North America (5)	14	11%
Latin America	11	7%
Middle East and Africa	10	12%
Off-lease (6)	2	—%

Total	135	100%

(1)	One Boeing Model 747-400 aircraft that was scheduled to go into freighter conversion in the fourth quarter of 2008 currently on short-term lease in passenger configuration is included as a “Passenger” aircraft. In July 2008, we terminated the freighter conversion agreement for this aircraft and have signed an agreement to sell this aircraft to a third party following lease expiry.

(2)	One Boeing Model 747-400 aircraft currently being converted to freighter configuration is included as “Freighter” aircraft.

(3)	Includes one Airbus Model A320-200 aircraft that was undergoing maintenance as of June 30, 2008 for which we have an executed lease and which was delivered during the third quarter of 2008.

(4)	Includes one Boeing Model 747-400 aircraft currently on short-term lease in passenger configuration to an airline in Asia. This aircraft was scheduled to go into freighter conversion in the fourth quarter of 2008. In July 2008, we terminated the freighter conversion agreement for this aircraft and have signed an agreement to sell this aircraft to a third party following lease expiry.

(5)	Includes one Boeing Model 747-400 aircraft currently being converted to freighter configuration for which we have an executed lease post-conversion with a carrier in North America.

(6)	At June 30, 2008, includes one off-lease Boeing Model 757-200 aircraft and one off-lease Boeing Model 737-300 for which we have signed letters of intent with new carriers.

     Our top 15 customers for aircraft we owned at June 30, 2008, representing 63 aircraft and 59% of the net book value of flight equipment held for lease, are as follows:

Percent of Net			Number of
Book Value	Customer	Country	Aircraft

Greater than 6%	Martinair	Netherlands	5
per customer	Emirates	United Arab Emirates	2

3% to 6%	US Airways	USA	8
per customer	Sterling Airlines	Denmark	7
	Iberia Airlines	Spain	6
	Jet Airways	India	8
	Airbridge Cargo	Russia	1
	VRG Linhas Aereas/GOL Transportes Aereos (1)	Brazil	7
	KLM Royal Dutch Airlines	Netherlands	1

Less than 3%	Swiss International Air Lines	Switzerland	2
per customer	China Eastern Airlines	China	4
	World Airways (2)	USA	2
	Korean Air	South Korea	2
	Malaysia Airlines	Malaysia	2
	Hainan Airlines	China	6

(1)	VRG Linhas Aereas and GOL Transportes Aereos are shown combined in the above table.

(2)	Includes one Boeing Model 747-400 aircraft currently being converted to freighter configuration and scheduled for delivery in the fourth quarter of 2008.
Finance
     We have typically financed the initial purchase of aircraft using committed short-term credit arranagements and cash on hand. These arrangements and our long-term financings are typically secured by the acquired aircraft and related leases, and recourse to the Company is limited. We believe such financing is available on reasonable terms given the loan to value profile we have pursued.
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
     To the extent we acquire aircraft through any future investment vehicles, we will seek to establish separate financings for such projects in a manner broadly consistent with the approach we have used previously. We also intend to extend, modify or replace our short-term credit facilities during the remainder of 2008 and we intend to pursue debt financing for a portion of the pre-delivery payments for the New A330 Aircraft. However, the level of new investment activity and, in turn, financing requirements, will be driven by the attractiveness of new investment opportunities available in the marketplace and financial market conditions. Decisions by investors and lenders to enter into such transactions with us will depend upon a number of factors, such as our historical and projected performance, compliance with the terms of our current credit arrangements, industry and market trends, the availability of capital and the relative attractiveness of alternative investments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Securitizations and Term Debt Financings and — Credit Facilities.”
RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2007 to the three months ended June 30, 2008

	Three Months Ended
(Dollars in thousands)	June 30,
	2007	2008
Revenues:
Lease rentals	$81,926	$144,291
Interest income	2,728	614
Other revenue	460	490

Total revenues	85,114	145,395

Expenses:
Depreciation	27,764	51,605
Interest, net	19,345	51,319
Selling, general and administrative	10,448	11,354
Other expense	380	597

Total operating expenses	57,937	114,875

Other income:
Gain on sale of aircraft	—	5,126
Other	1,154	1,328

Total other income	1,154	6,454

Income from continuing operations before income taxes	28,331	36,974
Income tax provision	1,173	1,633

Income from continuing operations	27,158	35,341
Earnings from discontinued operations, net of income taxes	10,910	—

Net income	$38,068	$35,341

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
Comparison of the six months ended June 30, 2007 to the six months ended June 30, 2008

	Six Months Ended
	June 30,
(Dollars in thousands)	2007	2008

Revenues:
Lease rentals	$149,284	$277,918
Interest income	5,316	1,905
Other revenue	519	528

Total revenues	155,119	280,351

Expenses:
Depreciation	49,398	99,820
Interest, net	36,077	92,330
Selling, general and administrative	18,944	22,843
Other expense	761	1,242

Total operating expenses	105,180	216,235

Other income:
Gain on sale of aircraft	—	5,126
Other	1,154	1,083

Total other income	1,154	6,209

Income from continuing operations before income taxes	51,093	70,325
Income tax provision	3,078	3,347

Income from continuing operations	48,015	66,978
Earnings from discontinued operations, net of income taxes	11,594	—

Net income	$59,609	$66,978

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
Cash Flows (Restated)

	Six Months Ended
	June 30,
	2007	2008
(Dollars in thousands)	(Restated)
Net cash flow provided by operating activities	$77,928	$137,188
Net cash flow used in investing activities	(1,076,602)	(80,164)
Net cash flow provided by financing activities	1,008,270	6,377

     Operating activities provided net cash flow of $77.9 million and $137.2 million for the six months ended June 30, 2007 and June 30, 2008, respectively. Cash flow from operations increased $59.3 million for the six months ended June 30, 2008 versus the same period in 2007 as a result of increases in net income of $7.4 million, depreciation of $49.6 million and a net increase in other operating items of $14.9 million. The increase in depreciation was due to the increase in the number of aircraft owned from 100 at June 30, 2007 to 135 at June 30, 2008. Partially offsetting these increases were reductions in amounts collected for lease rentals received in advance of $4.5 million and accounts payable and accrued liabilities decreased $8.1 million for the six months ended June 30, 2008 compared with the same period in 2007.
     Net cash flow used in investing activities totaled $1.08 billion and $80.2 million for the six months ended June 30, 2007 and 2008, respectively. During the six months ended June 30, 2008 we made a net investment of $221.3 million in the acquisition and improvement of flight equipment as compared to our net investment of $1.02 billion during the six months ended June 30, 2007. The decrease in the acquisition of flight equipment resulted from fewer aircraft acquisitions during the six months ended June 30, 2008 (five aircraft) as compared to the same period in 2007 (32 aircraft), and as a result of progress payments made during the second half of 2007 for aircraft acquired during the first six months of 2008. We invested $15.3 million in debt investments during the six months ended June 30, 2007. We did not sell any debt investments during the six months ended June 30, 2007. During the six months ended June 30, 2008, we did not invest in any debt investments and we sold $65.3 million of debt investments. We received $13.4 million of principal payments on our debt investments during the six months ended June 30, 2007 as compared to $11.5 million during the six months ended June 30, 2008. We paid $88.4 million in deposits on aircraft purchased during the six months ended June 30, 2007, as compared to the receipt of refunds for progress payments previously made for aircraft of $9.0 million during the six months ended June 30, 2008. Net cash collateral posted with our derivative counterparties decreased $34.3 million for the six months ended June 30, 2008 as a result of decreased mark-to-market losses and lower interest rates as compared to December 31, 2007. For the six months ended June 30, 2007, we posted $3.7 million with our derivative counterparties. During the six months ended June 30, 2007, we received $34.9 million in proceeds from the sale of an aircraft that had been classified on the balance sheet as flight equipment held for sale. During the six months ended June 30, 2008, we received $21.4 million from the sale of three aircraft during the second quarter of 2008.
     Net cash flow from financing activities totaled $1.01 billion for the six months ended June 30, 2007 and $6.4 million for the six months ended June 30, 2008, respectively. During the six months ended June 30, 2007, we closed Securitization No. 2 in June 2007 and received proceeds of $1.17 billion. In February 2007, we completed a follow-on public offering of 15,525,000 common shares at a price of $33.00 per share, raising $512.3 million before offering costs. The net proceeds of the offering, after our payment of $17.9 million in underwriting discounts and commissions and $1.3 million in offering expenses, were $493.1 million. In addition, during the six months ended June 30, 2007, we borrowed $1.01 billion under our credit facilities and received $8.9 million in proceeds from terminated cash flow hedges. Net cash flows from financing activities also reflects net proceeds of $26.3 million from security and maintenance deposits for the six months ended June 30, 2007. These increases for the six months ended June 30, 2007 were offset by the payments of $1.11 billion under our credit facilities, and $500.6 million of restricted cash related to the purchase of the remaining aircraft under Securitization No. 2 which was held by the ACS 2 Group at June 30, 2007. We also paid $56.2 million in dividends, $10.9 million of payments under our Securitization No. 1 and $9.4 million of payments under our repurchase agreements.
     During the six months ended June 30, 2008, we borrowed $786.1 million under our Term Financing No. 1 and $482.7 million under our credit facilities. Net cash flows from financing activities also reflects net proceeds of $42.4 million from security and maintenance deposits for the six months ended June 30, 2007. These increases were offset by payments of $1.03 billion under our credit facilities, $67.7 million under our repurchase agreements as a result of the sale of our debt investments, $74.6 million in dividends, $68.3 million to terminate certain cash flow hedges on our credit facilities and repurchase agreements, and $49.5 million under our Securitizations and term debt financings.

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
Contractual Obligations
     Our contractual obligations consist of principal and interest payments on variable rate liabilities, obligations under binding letters of intent to purchase aircraft and rent payments pursuant to our office leases. Total contractual obligations decreased from $4.60 billion at December 31, 2007 to approximately $4.27 billion at June 30, 2008 due primarily to:
•	the reduction of amounts owed under our Securitizations No. 1 and No. 2 due to principal payments made during the first six months of 2008;

•	repayment of debt outstanding under our Amended Credit Facility No. 2, our 2008-1 Credit Facility, our Revolving Credit Facility, our 747 PDP Credit Facility and our repurchase agreements; and

•	the reduction of future amounts owed under our purchase obligations.
     These reductions were partially offset by an increase in amounts outstanding under our new Term Financing No. 1.

     The following table presents our actual contractual obligations and their payment due dates as of June 30, 2008:

	Payments Due By Period as of June 30, 2008
		Less than			More than
Contractual Obligations	Total	1 year	2-3 years	4-5 years	5 years
	(Dollars in thousands)
Securitization No. 1 (1)	$565,475	$36,071	$80,009	$209,428	$239,967
Securitization No. 2 (2)	1,321,151	79,919	157,522	259,414	824,296
Term Financing No. 1 (3)	965,228	82,559	158,619	156,039	568,011
Amended Credit Facility No. 2 (4)	262,397	262,397	—	—	—
Operating leases (5)	5,510	1,165	2,072	1,632	641
Purchase obligations (6)	1,154,920	175,162	778,203	201,555	—

Total	$4,274,681	$637,273	$1,176,425	$828,068	$1,632,915

(1)	Includes interest on variable rate, LIBOR-based instruments at the June 30, 2008 rate and principal payments based on amortization schedules through October 2015 that require the securitization cash flows be applied to the outstanding principal balance of the indebtedness so that the loan to assumed aircraft values are held constant until the securitization’s fifth anniversary, after which all excess cash flow is required to reduce the principal balances of the indebtedness. We expect that the securitization principal balance will be refinanced in full on or before June 2011.

(2)	Includes interest on variable rate, LIBOR-based instruments at the June 30, 2008 rate and principal payments based on amortization schedules through February 2018 that require the securitization cash flows be applied to the outstanding principal balance of the indebtedness so that the loan to assumed aircraft values are held constant until the securitization’s fifth anniversary, after which all excess cash flow is required to reduce the principal balances of the indebtedness. We expect that the securitization principal balance will be refinanced in full on or before June 2012.

(3)	Includes interest on variable rate, LIBOR-based instruments at the June 30, 2008 rate and principal payments based on amortization schedules through May 2013 that require the securitization cash flows be applied to the outstanding principal balance of the indebtedness so that the loan to assumed aircraft values are held constant until the fifth anniversary, after which all excess cash flow is required to reduce the principal balances of the indebtedness. We expect that Term Financing No. 1 principal balance will be refinanced in full on or before May 2013.

(4)	Includes interest on variable rate, LIBOR-based instruments at the June 30, 2008 rate.

(5)	Represents contractual payments on our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.

(6)	At June 30, 2008, we had aircraft purchase agreements and freighter conversion agreements, including the acquisition of 15 Airbus A330 aircraft from Airbus. In July 2008, we amended the Airbus A330 Agreement to reduce the number of aircraft to be acquired from fifteen to twelve and to change the Airbus A330 Agreement so that we receive a mix of freighter and passenger aircraft. Also in July 2008, we terminated an agreement to convert one Boeing Model 747-400 from passenger to freighter configuration. As a result of these two events, our committed amounts for the purchase of aircraft and related flight equipment and improvements, including estimated amounts for pre-delivery deposits, engine acquisition costs, contractual price escalation and other adjustments, will be approximately $947.2 million ($107.4 million — less than one year, $657.5 million — 2-3 years and $182.3 million — 4-5 years).
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

Item 4. Controls and Procedures
Restatement of Previously Issued Financial Statements
     In connection with the restatement of our unaudited consolidated financial statements, which is more fully described in the “Explanatory Note” on page 1 and Note 16. Restatement and Reclassification of Previously Issued Financial Statements located in the Unaudited Consolidated Financial Statements elsewhere in this Form 10-Q/A, and under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, we reevaluated our disclosure controls and procedures and identified a material weakness in our internal control over financial reporting with respect to the presentation of non-cash activities in the consolidated statement of cash flows. Solely as a result of this material weakness, as described below in “Changes in Internal Control over Financial Reporting,” we concluded that our disclosure controls and procedures were not effective as of June 30, 2008.
Evaluation of Disclosure Controls and Procedures
     As a result of the restatement described above, the Company has reevaluated, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as of June 30, 2008. Based upon this reevaluation, management, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2008 solely as a result of this material weakness in the Company’s internal control over financial reporting relating to the consolidated statement of cash flows, as described below in “Changes in Internal Control over Financial Reporting.”
Changes in Internal Control over Financial Reporting
     As disclosed in our Form 10-K/A for the year ended December 31, 2007, filed on November 17, 2008, our management identified a material weakness in the Company’s internal control over financial reporting resulting from the failure to maintain effective controls over the preparation of the Company’s consolidated statement of cash flows.
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