Form 10-Q
period 2008-09-30
Aircastle LTD
filed 2008-11-17
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

As of October 31, 2008, there were 78,622,011 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries

Form 10-Q

PART I. — FINANCIAL INFORMATION

Item 1.	Financial Statements

Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,	September 30,
	2007	2008
		(unaudited)

ASSETS
Cash and cash equivalents	$13,546	$77,034
Accounts receivable	4,957	6,115
Debt investments	113,015	19,618
Restricted cash and cash equivalents	161,317	308,996
Flight equipment held for lease, net of accumulated depreciation of $189,737 and $335,840	3,807,116	4,004,849
Aircraft purchase deposits and progress payments	245,331	99,994
Leasehold improvements, furnishings and equipment, net of accumulated depreciation of $1,335 and $1,870	1,391	1,221
Other assets	80,969	67,803

Total assets	$4,427,642	$4,585,630

LIABILITIES AND SHAREHOLDERS’ EQUITY LIABILITIES
Borrowings under credit facilities	$798,186	$113,331
Borrowings from securitizations and term debt financings	1,677,736	2,585,396
Accounts payable, accrued expenses and other liabilities	65,967	77,913
Dividends payable	55,004	19,655
Lease rentals received in advance	31,016	28,012
Repurchase agreements	67,744	—
Security deposits	74,661	70,838
Maintenance payments	208,363	257,916
Fair value of derivative liabilities	154,388	126,283

Total liabilities	3,133,065	3,279,344

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 250,000,000 shares authorized, 78,574,657 shares issued and outstanding at December 31, 2007; and 78,622,011 shares issued and outstanding at September 30, 2008	786	786
Additional paid-in capital	1,468,140	1,471,749
Dividends in excess of earnings	(48,960)	(17,350)
Accumulated other comprehensive loss	(125,389)	(148,899)

Total shareholders’ equity	1,294,577	1,306,286

Total liabilities and shareholders’ equity	$4,427,642	$4,585,630

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008

Revenues:
Lease rentals	$102,863	$143,792	$252,147	$421,710
Interest income	2,367	628	7,683	2,533
Other revenue	34	34	553	562

Total revenues	105,264	144,454	260,383	424,805

Expenses:
Depreciation	34,980	52,020	84,378	151,840
Interest, net	27,074	54,112	63,151	146,442
Selling, general and administrative	8,380	11,641	27,324	34,484
Other expense	503	891	1,264	2,133

Total operating expenses	70,937	118,664	176,117	334,899

Other income (expense):
Gain on sale of aircraft.	—	772	—	5,898
Other	—	(1,673)	1,154	(590)

Total other income (expense)	—	(901)	1,154	5,308

Income from continuing operations before income taxes	34,327	24,889	85,420	95,214
Income tax provision	1,857	1,315	4,935	4,662

Income from continuing operations	32,470	23,574	80,485	90,552
Earnings from discontinued operations, net of income taxes	—	—	11,594	—

Net income	$32,470	$23,574	$92,079	$90,552

Basic earnings per share:
Income from continuing operations	$0.49	$0.30	$1.26	$1.16
Earnings from discontinued operations, net of income taxes	—	—	0.18	—

Net income per share	$0.49	$0.30	$1.44	$1.16

Diluted earnings per share:
Income from continuing operations	$0.49	$0.30	$1.25	$1.16
Earnings from discontinued operations, net of income taxes	—	—	0.18	—

Net income per share	$0.49	$0.30	$1.43	$1.16

Dividends declared per share	$0.65	$0.25	$1.75	$0.75

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007
	(Restated)	2008

Cash flows from operating activities:
Net income	$92,079	$90,552
Adjustments to reconcile net income to net cash provided by operating activities (inclusive of amounts related to discontinued operations):
Depreciation	85,139	151,687
Amortization of deferred financing costs	5,150	9,773
Amortization of lease premiums and discounts, and other related lease items	(6,673)	(5,876)
Deferred income taxes	(3,652)	3,344
Accretion of purchase discounts on debt investments	(627)	(419)
Non-cash share based payment expense	5,276	4,872
Cash flow hedges reclassified into earnings	(3,481)	9,737
Ineffective portion of cash flow hedges	52	7,977
Gain on sale of flight equipment	(10,219)	(5,898)
Security deposits and maintenance payments included in earnings	(1,575)	(9,171)
Loss on sale of investments	—	245
Other	(1,154)	1,946
Changes in certain assets and liabilities:
Accounts receivable	3,331	903
Restricted cash and cash equivalents	(19,130)	(47,923)
Other assets	(6,413)	1,950
Accounts payable, accrued expenses and other liabilities	6,440	3,978
Payable to affiliates	—	(200)
Lease rentals received in advance	2,419	(2,796)

Net cash provided by operating activities	146,962	214,681

Cash flows from investing activities:
Acquisition and improvement of flight equipment	(1,429,178)	(230,054)
Aircraft purchase deposits and progress payments, net of return deposits	(156,390)	(2,154)
Proceeds from sale of flight equipment	34,946	48,882
Restricted cash from disposition of flight equipment	—	(12,294)
Purchase of debt investments	(15,251)	—
Proceeds from sale of debt investments	—	65,335
Principal repayments on debt investments	20,262	11,674
Margin call payments on derivatives and repurchase agreements	—	(349,123)
Margin call receipts on derivatives and repurchase agreements	3,688	375,066
Leasehold improvements, furnishings and equipment	(280)	(365)

Net cash used in investing activities	(1,542,203)	(93,033)

Cash flows from financing activities:
Issuance of common shares in public offerings, net	493,056	—
Issuance, net of repurchases, of common shares to directors and employees	851	(1,263)
Restricted cash and cash equivalents related to unreleased securitization and term debt financing borrowings	(163)	(87,462)
Proceeds from securitizations and term debt financings	1,170,000	992,715
Securitization and term debt financing repayments	(26,168)	(85,055)
Deferred financing costs	(11,174)	(23,346)
Credit facility borrowings	1,330,962	482,723
Credit facility repayments	(1,533,383)	(1,167,578)
Security deposits and maintenance payments received	54,353	83,966
Security deposits and maintenance payments returned	(10,413)	(22,493)
Proceeds from terminated cash flow hedges	8,936	—
Payments for terminated cash flow hedges	—	(68,332)
Proceeds from repurchase agreements	894	—
Principal repayments on repurchase agreements	(17,082)	(67,744)
Dividends paid	(96,679)	(94,291)

Net cash provided by (used in) financing activities	1,363,990	(58,160)

Net (decrease) increase in cash and cash equivalents	(31,251)	63,488
Cash and cash equivalents at beginning of year	58,118	13,546

Cash and cash equivalents at end of period	$26,867	$77,034

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, net of capitalized interest	$70,021	$121,760

Cash paid during the period for income taxes	$2,930	$5,765

Supplemental disclosures of non-cash investing activities:
Security deposits and maintenance payment liabilities assumed in asset acquisitions	$61,256	$—

Lease rentals received in advance assumed in asset acquisitions	$4,249	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2008

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

The accompanying consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting and, in our opinion, reflect all adjustments, including normal recurring items, which are necessary to present fairly the results for interim periods. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC; however, we believe that the disclosures are adequate to make information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007.

Effective January 1, 2008, the Company adopted Financial Accountings Standards Board (“FASB”) Statement of Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which permits an entity to measure certain eligible financial assets and financial liabilities at fair value that are not currently measured at fair value. The company did not elect to measure any additional financial instruments at fair value for its financial assets and liabilities existing at January 1, 2008 and did not elect the fair value option on financial assets and liabilities transacted in the nine months ended September 30, 2008. Therefore, the adoption of SFAS No. 159 had no impact on the Company’s consolidated financial statements.

Also effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (See Note 2 — Fair Value Measurements). This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2 (“FSP No. 157-2”) which defers the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). FSP No. 157-2 will apply to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are currently evaluating the requirements of the deferred provisions of this statement and have not determined the impact, if any, that adoption of the deferred provisions will have on our consolidated financial statements. In October 2008, the FASB issued FSP No. 157-3 which clarifies the application of SFAS No. 157 in an inactive market. The FSP

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2008

addresses application issues, including (i) how management’s internal assumptions should be considered when measuring fair value when relevant observable data do not exist, (ii) how observable market information in a market that is not active should be considered when measuring fair value and (iii) how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. FSP No. 157-3 was effective upon issuance and its adoption did not have an effect on the consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of Aircastle and all of its subsidiaries. Aircastle consolidates three Variable Interest Entities (“VIE”) in accordance with FASB Interpretation No. 46, Consolidation of Variable Interest Entities (”FIN 46”) of which Aircastle is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for interim periods beginning after November 15, 2008 and fiscal years that include those interim periods (first quarter 2009 for calendar year-end companies). The Company is currently evaluating the impact of adopting this pronouncement.

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
September 30, 2008

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

The following table sets forth our financial assets and liabilities as of September 30, 2008 that we measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value	Fair Value Measurements at September 30, 2008
	as of	Using Fair Value Hierarchy
	September 30,				Valuation
	2008	Level 1	Level 2	Level 3	Technique

Assets:
Cash and cash equivalents	$77,034	$77,034	$—	$—	Market
Restricted cash and cash equivalents	308,996	308,996	—	—	Market
Debt investments	19,618	—	—	19,618	Income

Total	$405,648	$386,030	$—	$19,618

Liabilities:
Derivative liabilities	$126,283	$—	$121,024	$5,259	Income

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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2008

Our debt investments included in Level 3 consist of available-for-sale United States corporate obligations consisting of interests in pools of loans which are collateralized by interests in commercial aircraft. The fair value of our debt investments included within Level 3 are valued by using discounted cash flow methodologies, where the inputs to those models are based on unobservable market inputs. Our derivatives included in level 3 consist of United States dollar denominated interest rate swaps with a guaranteed notional balance. The guaranteed notional balance has a lower and upper notional band. The fair value of the interest rate swap is determined based on the upper notional band using cash flows discounted at the relevant market interest rates in effect at the period close. The range of the guarantee notional between the upper and lower band represents a premium that is valued on unobservable market inputs.

The following tables reflect the activity for the major classes of our assets and liabilities measured at fair value using level 3 inputs for the three and nine months ended September 30, 2008:

	Assets			Liabilities
	Debt	Derivative	Total	Derivative
Three Months Ended September 30, 2008	Investments	Assets	Assets	Liabilities

Balance as of June 30, 2008	$—	$2,490	$2,490	$(975)
Transfers in (out)	19,618	(2,490)	17,128	2,490
Total gains/(losses) , net:
Included in earnings (or changes in net assets)	—	—	—	(59)
Included in other comprehensive income	—	—	—	(6,715)

Balance as of September 30, 2008	$19,618	$—	$19,618	$(5,259)

	Assets			Liabilities
	Debt	Derivative	Total	Derivative
Nine Months Ended September 30, 2008	Investments	Assets	Assets	Liabilities

Balance as of December 31, 2007	$—	$—	$—	$—
Transfers in (out)	19,618	—	19,618	—
Total gains/(losses) , net:
Included in earnings (or changes in net assets)	—	—	—	1,456
Included in other comprehensive income	—	—	—	(6,715)

Balance as of September 30, 2008	$19,618	$—	$19,618	$(5,259)

There were no assets and liabilities measured at fair value on a non-recurring basis.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2008

Note 3.  Lease Rentals and Flight Equipment Held for Lease

The components of lease rentals on our consolidated statement of income for the three and nine months ended September 30, 2007 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008

Lease rental revenue	$99,622	$136,578	$245,474	$405,206
Amortization of lease premiums (discounts) )	3,241	1,781	6,673	6,929
Maintenance payments(1)	—	5,433	—	9,575

Total lease rentals	$102,863	$143,792	$252,147	$421,710

(1)	Revenue from maintenance payments related to lease expirations.

Minimum future annual lease rentals contracted to be earned from flight equipment held for lease at September 30, 2008 were as follows:

Year Ending December 31,	Amount

Remainder of 2008	$133,497
2009	513,404
2010	461,779
2011	399,894
2012	338,213
2013	237,494
Thereafter	521,392

Total	$2,605,673

Geographic concentration of lease rentals earned from flight equipment held for lease was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Region	2007	2008	2007	2008

Europe	42%	45%	44%	45%
Asia	29%	25%	27%	25%
North America	15%	12%	18%	12%
Latin America	6%	8%	6%	8%
Middle East and Africa	8%	10%	5%	10%

Total	100%	100%	100%	100%

The classification of regions in the table above and the table and discussion below is determined based on the principal location of the lessee of each aircraft.

For the three months ended September 30, 2007, one customer accounted for 11% of lease rental revenue and three additional customers accounted for a combined 17% of lease rental revenue. No other customer accounted for more than 5% of lease rental revenue. For the three months ended September 30, 2008, one customer accounted for 8% of lease rental revenue and four additional

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2008

customers accounted for a combined 20% of lease rental revenue. No other customer accounted for more than 4% of lease rental revenue.

For the nine months ended September 30, 2007, one customer accounted for 13% of lease rental revenue and two additional customers accounted for a combined 13% of lease rental revenue. No other customer accounted for more than 5% of lease rental revenue. For the nine months ended September 30, 2008, one customer accounted for 8% of lease rental revenue and four additional customers accounted for a combined 19% of lease rental revenue. No other customer accounted for more than 4% of lease rental revenue.

Geographic concentration of net book value of flight equipment held for lease was as follows:

	December 31, 2007		September 30, 2008
	Number of	Net Book	Number of	Net Book
Region	Aircraft	Value%	Aircraft	Value%

Europe(1)	65	47%	63	47%
Asia	35	27%	31	22%
North America(1)(2)	13	10%	14	11%
Latin America	12	7%	10	6%
Middle East and Africa	8	9%	12	12%
Off-lease(3)	—	—%	3	2%

Total	133	100%	133	100%

(1)	At December 31, 2007, includes one Boeing Model 747-400 aircraft in Europe and one Boeing Model 747-400 aircraft in North America which were being converted to freighter configuration for which we have an executed lease post-conversion with a carrier in each of these geographic regions.

(2)	At September 30, 2008, includes one Boeing Model 747-400 aircraft in North America which was being converted to freighter configuration which we delivered on lease to a customer in this geographic region in the fourth quarter of 2008.

(3)	At September 30, 2008, includes one off-lease Boeing Model 747-400 aircraft for which we have a signed sale agreement which we expect to close in the fourth quarter of 2008, one 737-300 aircraft for which we have an executed lease and which we expect to deliver in the first quarter of 2009, and one 737-400 aircraft which was delivered on lease to a customer in the fourth quarter of 2008.

As of December 31, 2007 and September 30, 2008, lease premiums included in other assets on the consolidated balance sheets were $6,891 and $4,012, respectively, and lease discounts included in other liabilities on the consolidated balance sheets were $30,923 and $21,115, respectively.

At December 31, 2007 and September 30, 2008, lease acquisition costs included in other assets on the consolidated balance sheets were $417 and $293, respectively. Prepaid lease incentive costs included in other assets on the consolidated balance sheets were $586 at both December 31, 2007 and September 30, 2008.

Note 4.	Debt Investments

In February 2008, we sold two of our debt investments for $65,335, plus accrued interest. We repaid the outstanding balance of $52,303, plus accrued interest, under the related repurchase

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2008

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

As of September 30, 2008, all of our debt investments classified as available-for-sale were U.S. corporate  obligations. These debt obligations are interests in pools of loans and are collateralized by interests in commercial aircraft of which $2,590 are senior tranches and $17,028 are subordinated to other debt related to such aircraft. Our debt investments had a net unrealized gain position relative to their net book values, which aggregated to $10,833 and $7,838 at December 31, 2007 and September 30, 2008, respectively.

At September 30, 2008, one of our debt investments has a stated maturity in 2010. One of our debt investments has a stated maturity in 2017. Our other two debt investments have remaining terms to stated maturity in excess of 10 years after September 30, 2008. All of our debt investments provide for the periodic payment of both principal and interest and are subject to prepayment and/or acceleration depending on certain events, including the sale of the underlying collateral aircraft and events of default. Therefore, the actual maturity of our debt investments may be less than the stated maturities.

Note 5.	Securitizations and Borrowings under Credit Facilities

The outstanding amounts of our securitizations and term debt financings, and borrowings under our credit facilities, were as follows:

	At
	December 31,
	2007	At September 30, 2008
	Outstanding	Outstanding		Final Stated
Debt Obligation	Borrowings	Borrowings	Interest Rate(1)	Maturity

Securitizations and Term Debt Financings:
Securitization No. 1	$527,397	$494,735	2.76%	6/20/31
Securitization No. 2	1,150,339	1,114,246	2.75%	6/14/37
Term Financing No. 1	—	769,835	4.24%	5/11/15
Term Financing No. 2	—	206,580	6.95%	9/23/13

Total Securitizations and Term Debt Financings	1,677,736	2,585,396

Credit Facilities:
Revolving Credit Facility	—	—	4.49%	12/11/08
Amended Credit Facility No. 2	734,059	113,331	3.74%	12/15/08
747 PDP Credit Facility	64,127	—	NA	4/10/08

Total Credit Facilities	798,186	113,331

Total	$2,475,922	$2,698,727

(1)	Reflects floating rate in effect at the applicable reset date.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2008

Securitizations and Term Debt Financings:

Term Financing No. 1

On May 2, 2008 two of our subsidiaries entered into a seven year, $786,135 term debt facility, which we refer to as “Term Financing No. 1,” to finance a portfolio of 28 aircraft. The loans under Term Financing No. 1 were fully funded into an aircraft purchase escrow account on May 2, 2008. These loans were released to us from escrow as each of the financed aircraft transferred into the facility. The loans are secured by, among other things, first priority security interests in, and pledges or assignments of ownership interests in, the aircraft-owning and other subsidiaries which are part of the financing structure, as well as by interests in aircraft leases, cash collections and other rights and properties they may hold. However, the loans are neither obligations of, nor guaranteed by, Aircastle Limited. The loans mature on May 11, 2015.

We generally retained the right to receive future cash flows after the payment of claims that are senior to our rights, including, but not limited to, payment of expenses related to the aircraft, fees of administration and fees and expenses of service providers, interest and principal on the loans, amounts owed to interest rate hedge providers and amounts, if any, owing to the liquidity provider for previously unreimbursed advances. We are entitled to receive these excess cash flows until May 2, 2013, subject to confirmed compliance with the Term Financing No. 1 loan documents. After that date, all excess cash flows will be applied to the prepayment of the principal balance of the loans.

The loans provide for monthly payments of interest on a floating rate basis at a rate of one-month LIBOR plus 1.75% and scheduled payments of principal, which during the first five years will equal approximately $48,900 per year. As of September 30, 2008, borrowings under Term Financing No. 1 totaled $769,835. The loans may be prepaid upon notice, subject to certain conditions, and the payment of expenses, if any, and the payment of a prepayment premium on amounts prepaid on or before May 2, 2010. We entered into interest rate hedging arrangements with respect to a substantial portion of the principal balance of the loans under Term Financing No. 1 in order to effectively pay interest at a fixed rate on a substantial portion of the loans. Obligations owed to hedge counter-parties under these contracts are secured on a pari passu basis by the same collateral that secures the loans under Term Financing No. 1 and, accordingly, there is no obligation to pledge cash collateral to secure any loss in value of the hedging contracts if interest rates fall. These hedging contracts, together with the spread referenced above and other costs of administration, result in a fixed rate cost of 7.30% per annum, after the amortization of issuance fees and expenses.

Term Financing No. 1 requires compliance with certain financial covenants in order to continue to receive excess cash flows, including the maintenance of loan to value and debt service coverage ratios. From and after May 2, 2009, if loan to value ratio exceeds 75%, all excess cash flows will be applied to prepay the principal balance of the loans until such time as the loan to value ratio falls below 75%. In addition, from and after May 2, 2009, debt service coverage must be maintained at a minimum of 1.32. If the debt service coverage ratio requirements are not met on two consecutive monthly payment dates, all excess cash flows will thereafter be applied to prepay the principal balance of the loans until such time as the debt service coverage ratio exceeds the minimum level. Compliance with these covenants depends substantially upon the appraised value of the aircraft securing Term Financing No. 1 and the timely receipt of lease payments from their lessees.

One of the borrowers, ACS Ireland 3 Limited, which had total assets of $115,002 at September 30, 2008, is a VIE which we consolidate. At September 30, 2008, the assets of ACS Ireland 3 Limited include two aircraft transferred to ACS Ireland 3 Limited in connection with Term Financing No. 1. The operating activities of ACS Ireland 3 are limited to the acquiring, owning, leasing, maintaining,

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2008

operating and, under certain circumstances, selling the two aircraft. At September 30, 2008, the outstanding principal amount of the ACS Ireland 3 Limited loans was $70,868.

Term Financing No. 2

On September 12, 2008, one of our subsidiaries entered into a five-year, $206,580 term debt facility, which we refer to as Term Financing No. 2, to finance a portfolio of up to nine aircraft. The loans under Term Financing No. 2 were fully funded into an aircraft purchase escrow account on September 23, 2008. These loans will be released to us from escrow as each of the financed aircraft transfer into the facility. In the third quarter, the loans with respect to seven aircraft were released to us upon transfer.

Loans under Term Financing No. 2 are secured by, among other things, first priority security interests in, and pledges or assignments of ownership interests in, the aircraft-owning entities and other subsidiaries which are part of the financing structure, as well as by interests in aircraft leases, cash collections and other rights and properties they may hold. However, the loans are neither obligations of, nor guaranteed by, Aircastle Limited. The loans mature on September 23, 2013.

We generally retained the right to receive future cash flows from the aircraft securing Term Financing No. 2 after the payment of claims that are senior to our rights, including, but not limited to, payment of expenses related to the aircraft, fees of administration and fees and expenses of service providers, interest and principal on the loans, and amounts owed to interest rate hedge providers. However, Term Financing No. 2 requires that approximately 85% of the cash flow remaining after expenses, fees, interest and amounts owing to interest rate hedge providers will be applied to reduce the principal balance of the loans, and in any case distribution of any excess cash flow to us is subject to continuing compliance with the Term Financing No. 2 loan documents.

Borrowings under Term Financing No. 2 will bear interest on the basis of three-month LIBOR plus 2.25% per annum or, if greater, on the basis of the lenders’ cost of funds rate plus a margin, currently 2.25% per annum. The loans provide for quarterly payments of interest and scheduled payments of principal. As of September 30, 2008, borrowings under Term Financing No. 2 were $206,580. The Loans may be prepaid upon notice, subject to certain conditions, and the payment of expenses, if any, and in some cases the payment of a prepayment premium on amounts prepaid on or before September 23, 2010.

Term Financing No. 2 requires our relevant subsidiaries to satisfy certain financial covenants, including the maintenance of loan to value and interest coverage ratios. The loan to value ratio begins at 75% of appraised value and reduces over time to 35% of appraised value approximately 54 months after closing. The interest coverage test compares available cash, being the amount by which rentals received in the preceding six month period exceeds any re-leasing costs and servicing fees, to interest on the loans (net of interest rate hedging) during that period. The interest coverage ratio tests, on any quarterly payment date, whether available cash exceeds net interest costs by a factor of three (rising over time to five, in the fifth year after closing), and the covenant will be breached if the test fails on any two consecutive quarterly payment dates. Compliance with these covenants depends substantially upon the appraised value of the aircraft securing Term Financing No. 2, the timely receipt of lease payments from the relevant lessees and on our ability to utilize the cure rights provided to us in the loan documents. Failure to comply with the loan to value test, or to comply with the interest coverage test at a time when we are also in breach of a modified version of the loan to value test, would result in a default under Term Financing No. 2 in the absence of cure payments by us.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2008

Credit Facilities:

Revolving Credit Facility

On March 20, 2008, the parties to the Revolving Credit Facility entered into a fourth amendment to the Revolving Credit Facility (the “2006-B Fourth Amendment”), extending the Stated Termination Date (as defined therein) to December 11, 2008, and reducing the commitments of the lenders to make loans thereunder (the “Revolving Commitments”) from $250,000 to $150,000. The Revolving Commitments were reduced to $100,000 on June 30, 2008, $80,000 on August 31, 2008, $60,000 on September 30, 2008 and will reduce further to $40,000 on October 31, 2008, with final maturity on December 11, 2008. The 2006-B Fourth Amendment also amends the Revolving Credit Facility so that Bear Stearns Corporate Lending Inc. will have no further Revolving Commitments or loans outstanding under the Revolving Credit Facility, with JPMorgan Chase Bank, N.A. and Citicorp North America, Inc. each funding one-half of the Revolving Commitments and the outstanding loans from the date of the 2006-B Fourth Amendment. The applicable margin on LIBOR-based loans under the Revolving Credit Facility increased to 200 basis points, and the remaining lenders under the Revolving Credit Facility received an up-front fee equal to 25 basis points of the $150,000 committed amount of the facility.

At September 30, 2008, there were no outstanding loans and we had no outstanding letters of credit under the Revolving Credit Facility. The interest rate, including margin, applicable to loans under the Revolving Credit Facility at September 30, 2008 was 4.49%.

Amended Credit Facility No. 2

On March 20, 2008, the parties to Amended Credit Facility No. 2 entered into an amendment that reduced the commitments of the lenders to make loans thereunder from $1,000,000 to $500,000, on any future date after which the loans outstanding under Amended Credit Facility No. 2 fall below $500,000. (See Note 15 – Subsequent Events.)

In June 2008, we refinanced and transferred 26 aircraft from Amended Credit Facility No. 2 into Term Financing No. 1 and in September, we refinanced and transferred seven aircraft from Amended Credit Facility No. 2 into Term Financing No. 2. At September 30, 2008, we had borrowings of $113,331 related to four aircraft under our Amended Credit Facility No. 2. The interest rate, including margin, applicable to loans under Amended Credit Facility No. 2 at September 30, 2008 was 3.74%. We expect to repay Amended Credit Facility No. 2 before its current maturity of December 15, 2008. In connection with the reduced commitments of the lenders under Amended Credit Facility No. 2, during the second quarter of 2008 we wrote off $553 of debt issuance costs which is reflected in interest expense on the consolidated statement of income.

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
September 30, 2008

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

As at December 31, 2007 and September 30, 2008, the outstanding amounts of our repurchase agreements were $67,744 and $0, respectively.

Note 7.	Dividends

On December 13, 2006, our board of directors declared a fourth quarter dividend of $0.4375 per common share or an aggregate of $22,584, for the three months ended December 31, 2006, which was paid on January 15, 2007 to shareholders of record on December 29, 2006. On March 14, 2007, our board of directors declared a first quarter dividend of $0.50 per common share or an aggregate of $33,634, for the three months ended March 31, 2007, which was paid on April 13, 2007 to shareholders of record on March 30, 2007. On June 14, 2007, the Board declared a second quarter dividend of $0.60 per common share or an aggregate of $40,460, for the three months ended June 30, 2007, which was paid on July 13, 2007 to shareholders of record on June 29, 2007. On September 13, 2007, the Board declared a second quarter dividend of $0.65 per common share or an aggregate of $43,822, for the three months ended September 30, 2007, which was paid on October 15, 2007 to shareholders of record on September 28, 2007.

On December 11, 2007, our board of directors declared a fourth quarter dividend of $0.70 per common share or an aggregate of $55,004, for the three months ended December 31, 2007, which was paid on January 15, 2008 to shareholders of record on December 31, 2007. On March 24, 2008, our board of directors declared a first quarter dividend of $0.25 per common share, or an aggregate of $19,640, for the three months ended March 31, 2008, which was paid on April 15, 2008 to shareholders of record on March 31, 2008. On June 11, 2008, our board of directors declared a second quarter dividend of $0.25 per common share, or an aggregate of $19,647, for the three months ended June 30, 2008, which was paid on July 15, 2008 to shareholders of record on June 30, 2008. On September 11, 2008, our board of directors declared a third quarter dividend of $0.25 per common share, or an aggregate of $19,655, for the three months ended September 30, 2008, which was paid on October 15, 2008 to shareholders of record on September 30, 2008.

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
September 30, 2008

number of common shares outstanding during the period while also giving effect to all potentially dilutive common shares that were outstanding during the period based on the treasury stock method.

The calculations of both basic and diluted earnings per share are as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2008		2007	2008

Numerator
Income from continuing operations	$32,470	$23,574		$80,485	$90,552
Earnings from discontinued operations, net of income taxes	—	—		11,594	—

Net income	$32,470	$23,574		$92,079	$90,552

Denominator
Weighted-average shares used to compute basic earnings per share	66,590,109	77,768,456		64,031,095	77,743,999
Effect of dilutive restricted shares	223,781	102,257	(a)	228,195	70,180	(a)

Weighted-average shares outstanding and dilutive securities used to compute diluted earnings per share	66,813,890	77,870,713		64,259,290	77,814,179

Basic earnings per share:
Income from continuing operations	$0.49	$0.30		$1.26	$1.16
Earnings from discontinued operations, net of income taxes	—	—		0.18	—

Net income per share	$0.49	$0.30		$1.44	$1.16

Diluted earnings per share:
Income from continuing operations	$0.49	$0.30		$1.25	$1.16
Earnings from discontinued operations, net of income taxes	—	—		0.18	—

Net income per share	$0.49	$0.30		$1.43	$1.16

(a)	For the three and nine months ended September 30, 2008, based on the treasury stock method, we had 835,686 and 814,638 anti-dilutive common share equivalents, respectively, resulting from unvested restricted shares.

Note 9.	Income Taxes

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
September 30, 2008

earned by certain subsidiaries of the Company which are located in, or earn income in, jurisdictions that impose income taxes, primarily the United States and Ireland.

The sources of income from continuing operations before income taxes for the three and nine months ended September 30, 2007 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008

U.S. operations	$391	$652	$1,767	$1,640
Non-U.S. operations	33,936	24,237	83,653	93,574

Total	$34,327	$24,889	$85,420	$95,214

All of our aircraft-owning subsidiaries that are recognized as corporations for U.S. tax purposes are non-U.S. corporations. These non-U.S. subsidiaries generally earn income from sources outside the United States and typically are not subject to U.S. federal, state or local income taxes unless they operate within the U.S., in which case they may be subject to federal, state and local income taxes. We also have a U.S-based subsidiary which provides management services to our non-U.S. subsidiaries and is subject to U.S. federal, state and local income taxes.

Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008

Notional U.S. federal income tax expense at the statutory rate	$12,308	$8,711	$29,897	$33,325
U.S. state and local income tax, net	30	(18)	136	60
Non-U.S. operations	(10,610)	(7,462)	(25,259)	(28,823)
Non-deductible expenses in the U.S.	46	(5)	119	16
Other	83	89	42	84

Provision for income taxes	$1,857	$1,315	$4,935	$4,662

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2008

Note 10.	Comprehensive Income

Total comprehensive income includes net income, the changes in the fair value and the reclassification into earnings of amounts previously deferred relating to our derivative financial instruments which qualify for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and the change in unrealized appreciation of debt investments classified as available-for-sale. Total comprehensive income (loss) for the three and nine months ended September 30, 2007 and 2008 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008

Net income	$32,470	$23,574	$92,079	$90,552
Net change in fair value of derivatives, net of tax benefit of $0 and $241 for the three months ended, and $0 and $52 for the nine months ended September 30, 2007 and 2008, respectively	(86,233)	(24,299)	(27,650)	(30,252)
Derivative (gain) loss reclassified into earnings	(1,371)	9,188	(3,481)	9,737
Net change in unrealized depreciation of debt investments	(1,343)	(981)	(2,172)	(2,995)

Total comprehensive income (loss)	$(56,477)	$7,482	$58,776	$67,042

The following table sets forth the components of accumulated other comprehensive income (loss), net of tax where applicable, at December 31, 2007 and September 30, 2008:

		Unrealized	Accumulated
		Appreciation	Other
	Fair Value of	Debt	Comprehensive
	Derivatives(1)	Securities	Income (Loss)

December 31, 2007	$(136,222)	$10,833	$(125,389)
Net change in fair value of derivatives, net of tax benefit of $52	(30,252)	—	(30,252)
Derivative loss reclassified into earnings	9,737	—	9,737
Net change in unrealized depreciation of debt investments	—	(2,995)	(2,995)

September 30, 2008	$(156,737)	$7,838	$(148,899)

(1)	Net of tax benefit of $1,928 at December 31, 2007.

Note 11.	Commitments and Contingencies

On June 20, 2007, we entered into the Airbus A330 Agreement, under which we agreed to acquire from Airbus fifteen new A330-200 aircraft, or the New A330 Aircraft. Pre-delivery payments for each aircraft are payable to Airbus and are refundable to us only in limited circumstances. We agreed to separate arrangements with Rolls-Royce PLC, or Rolls-Royce, and Pratt & Whitney, or P&W, pursuant to which we committed to acquire aircraft engines for the New A330 Aircraft. We agreed to acquire six shipsets of Trent 772B engines from Rolls-Royce and were granted options to acquire an additional four shipsets. We also committed to acquire five shipsets of PW4170 engines from P&W, and were granted options to acquire an additional five shipsets. Each shipset consists of two engines. In July 2008, we amended the Airbus A330 Agreement to reduce the number of aircraft to be acquired from fifteen to twelve and to change the Airbus A330 Agreement so that we receive a mix of freighter and

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2008

passenger aircraft. Seven of the aircraft are scheduled to be delivered as freighters, including three early positions, and five of the aircraft will be manufactured in passenger configuration. Under certain circumstances, we have the right to change certain aircraft to alternative A330 aircraft models. Four of the aircraft are scheduled to be delivered in 2010, six are scheduled to be delivered in 2011 and the remaining two are scheduled to be delivered in 2012.

At September 30, 2008, we had commitments to acquire, convert and modify aircraft for an estimated amount of $1,048,158, including, where applicable, our estimate of adjustments for configuration changes, engine acquisition costs, contractual price escalations and other adjustments. Committed amounts for the purchase, conversion and modification of aircraft, together with estimated amounts for pre-delivery deposits and, based on estimates for engine configuration acquisition cost, contractual price escalation and other adjustments, are approximately $15,249 in 2008, $134,622 in 2009, $337,238 in 2010, $366,396 in 2011 and $99,352 in 2012.

Note 12.	Derivatives

We held the following interest rate derivative contracts as of September 30, 2008:

	Current/		Mandatory		Future			Fair Value
	Starting		Early		Maximum			of Derivative
	Notional	Effective	Termination	Maturity	Notional	Floating	Fixed	Asset or
Hedged Item	Amount	Date	Date	Date	Amount	Rate	Rate	(Liability)

Securitization No. 1	$510,174	Jun-06	N/A	Jun-16	$510,174	1M LIBOR + 0.27%	5.78%	$(35,471)
Securitization No. 2	1,119,895	Jun-07	N/A	Jun-12	1,119,895	1M LIBOR	5.25% to 5.36%	(54,608)
Revolving Credit Facility	39,000	Jun-07	Dec-11	Jan-12	203,000	1M LIBOR	4.89%	(4,822)
Amended Credit Facility No. 2	95,034	Jan-08	Feb-09	Feb-19	220,000	1M LIBOR	5.16%	(9,795)
Term Financing No. 1	698,966	Jun-08	N/A	May-13	698,966	1M LIBOR	4.04%	(3,265)
Term Financing No. 1	491,718	May-13	N/A	May-15	491,718	1M LIBOR	5.31%	(1,994)
Future debt and securitization	139,000	Apr-10	Nov-11	Oct-15	231,000	1M LIBOR	5.17%	(5,433)
Future debt and securitization	95,000	Jan-11	May-12	Apr-16	238,000	1M LIBOR	5.23%	(5,623)
Future debt and securitization	143,000	Jul-11	Oct-12	Sep-16	238,000	1M LIBOR	5.27%	(5,272)

Total	$3,331,787				$3,950,753			$(126,283)

In February 2008, we terminated an interest rate swap, with notional amounts of $39,000 as of December 31, 2007 and $33,000 as of the termination date, related to a repurchase agreement we repaid when the underlying debt investments were sold, resulting in a loss of $878, which is included in interest expense on the consolidated statement of income.

In March 2008, we terminated an interest rate swap with a notional amount of $150,000 and partially terminated an interest rate swap with a notional amount of $440,000, resulting in a net deferred loss of $31,761, which will be amortized into interest expense using the interest rate method. In June 2008, the remaining portion of the swap that had been partially terminated was fully terminated, resulting in an additional net deferred loss of $9,800 being amortized into interest expense using the interest rate method. These swaps were hedging interest payments related to borrowings under Amended Credit Facility No. 2. For the three and nine months ended September 30, 2008,

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2008

$2,209 and $4,094, respectively, were reclassified into interest expense on the consolidated statement of income.

In May 2008, we determined that the interest rate swap that was hedging interest payments related to borrowings under the Revolving Credit Facility was no longer highly effective and no longer qualified for hedge accounting under SFAS No. 133 and, accordingly, a deferred loss in the amount of $2,728 for this swap will be amortized into interest expense using the cash flow method. Further, all subsequent mark to market adjustments will be charged to other income (expense). For the three and nine months ended September 30, 2008, $195 and $254, respectively, of the deferred loss was reclassified into interest expense.

In June 2008, we terminated an interest rate swap with a notional amount of $2,900 related to a repurchase agreement we repaid, resulting in a gain of $19, which is included in interest expense on the consolidated statement of income. Also in June 2008, we terminated interest rate swaps with notional amounts of $190,000 and $5,000 and partially terminated interest rate swaps with notional amounts of $330,000 and $46,000, resulting in a net deferred loss of $24,719, which will be amortized into interest expense using the interest rate method. These swaps were hedging interest payments related to borrowings under Amended Credit Facility No. 2, Term Financing No. 1 and future debt and securitizations. The remaining portions of the two partially terminated swaps were re-designated as cash flow hedges for accounting purposes on June 30, 2008. For the three and nine months ended September 30, 2008, $9,533 and $9,716, respectively, of the deferred loss was reclassified into interest expense on the consolidated statement of income related to a change in the hedged item.

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

The following table summarizes amounts charged directly to the consolidated statement of income for the three and nine months ended September 30, 2007 and 2008 related to our interest rate derivative contracts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008

Interest Expense:
Hedge ineffectiveness losses	$469	$2,072	$52	$7,977
Accelerated amortization of deferred losses	—	8,473	—	8,595
Losses on termination of interest rate swaps	—	—	—	1,003
Amortization of deferred (gains) losses	(1,381)	1,737	(3,481)	1,142

Total charged to interest expense	$(912)	$12,282	$(3,429)	$18,717

Other Income (Expense):
Mark to market losses on undesignated hedges	$—	$1,672	$—	$943

Total charged to other income (expense)	$—	$1,672	$—	$943

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2008

As of September 30, 2008, we pledged $9,937 in cash collateral under our interest rate swaps and our interest rate forward contracts, which is included in other assets on our consolidated balance sheet.

The weighted average interest pay rates of these derivatives at December 31, 2007 and September 30, 2008 were 5.28% and 5.08%, respectively.

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

Note 14.	Interest, Net

The following table shows the components of interest, net for the three and nine months ended September 30, 2007 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008

Interest expense	$34,043	$56,406	$76,058	$157,678
Less interest income	(4,236)	(1,610)	(10,174)	(6,168)
Less capitalized interest	(2,733)	(684)	(2,733)	(5,068)

Interest, net	$27,074	$54,112	$63,151	$146,442

Note 15.	Subsequent Events

Financing

On October 8, 2008, we reduced our total credit commitment under Amended Credit Facility No. 2 to $114,000.

Fair Value of Derivatives and Margin Calls

As of October 31, 2008, the aggregate fair value of our interest rate swaps and our interest rate forward contracts was a liability of $131,949 and we had pledged $8,957 in cash collateral required under certain of our interest rate swaps and our interest rate forward contracts.

Aircraft Portfolio

On October 29, 2008, Sterling Airlines ceased operations and filed for bankruptcy in Denmark. Lease rentals from Sterling Airlines totaled approximately $2.1 million per month in prior periods. The bankruptcy trustees have indicated that they are preparing to return to us the seven Boeing 737-700 aircraft we leased to Sterling Airlines, and the Company has been actively marketing these aircraft for lease.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2008

Note 16.	Restatement and Reclassification of Previously Issued Financial Statements

Subsequent to the filing of the Company’s original Form 10-Q for the quarter ended September 30, 2007, the Company’s management determined that the unaudited consolidated statement of cash flows for the nine month period ended September 30, 2007 did not properly eliminate non-cash security deposits, maintenance payments and lease rentals received in advance that were assumed in aircraft acquisitions from operating and investing activities. As a result, the consolidated statement of cash flows for the nine months ended September 30, 2007 has been restated to correct this misstatement.

In addition, the Company is reclassifying certain security deposits and maintenance payments collected from and returned its lessees from operating activities to financing activities to better reflect the nature of these activities. The misstatement and reclassification had no impact on the Company’s previously reported consolidated balance sheets, consolidated statements of income, including net income and earnings per share, consolidated statements of changes in shareholders’ equity or cash balances for any period.

The table below presents the changes to the consolidated statement of cash flows for the nine months ended September 30, 2007.

Nine Months
Ended
September 30,
2007
Cash flows from Operations
As Reported	$253,674
Correction of misstatement	(62,772)
Reclassification	(43,940)

As Restated	$146,962

Cash flows from Investing
As Reported	$(1,604,975)
Correction of misstatement	62,772

As Restated	$(1,542,203)

Cash flows from Financing
As Reported	$1,320,050
Reclassification	43,940

As Restated	$1,363,990

Net change in cash and cash equivalents
As Reported	$(31,251)
As Restated	(31,251)

Change	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information for the nine month period ended September 30, 2007 has been adjusted to reflect the restatement and reclassification of our consolidated statement of cash flows which is more fully described in Note 16. Restatement and Reclassification of Previously Issued Financial Statements located in the Consolidated Financial Statements elsewhere in this Quarterly Report on Form 10-Q.

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks, uncertainties and assumptions. You should read the following discussion in conjunction with our historical consolidated financial statements and the notes thereto appearing elsewhere in this report. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those described herein under Item 1A. “Risk Factors”.

Certain items in this Quarterly Report on Form 10-Q (this “report”), and other information we provide from time to time, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not necessarily limited to, statements relating to our ability to acquire, sell and lease aircraft, issue aircraft lease-backed securities or raise other long-term debt, pay dividends, extend, modify or replace existing financing and increase revenues, earnings and EBITDA. Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “target(s),” “project(s),” “predict(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s),” “estimate(s)” and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements; Aircastle Limited can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any forward-looking statements contained in this report. Factors that could have a material adverse effect on our operations and future prospects or that could cause actual results to differ materially from Aircastle Limited’s expectations include, but are not limited to, prolonged capital markets disruption and volatility, which may adversely affect our continued ability to obtain additional capital to finance our working capital needs and our pre-delivery payment obligations and other aircraft acquisition commitments; our exposure to increased bank and counterparty risk caused by credit and capital markets disruptions; our ability to acquire aircraft at attractive prices and to raise or borrow capital at attractive rates to fund future aircraft acquisitions; our ability to find new ways to raise capital, including managing investment funds or other entities; our continued ability to obtain favorable tax treatment in Bermuda, Ireland and other jurisdictions; our ability to pay or maintain dividends; our ability to lease aircraft at favorable rates; an adverse change in the value of our aircraft; the possibility that conditions to closing of certain transactions will not be satisfied; general economic conditions and economic conditions in the markets in which we operate; competitive pressures within the industry and/or markets in which we operate; a continuing economic slow-down, high or volatile fuel prices, lack of access to capital and other factors affecting the creditworthiness of our airline customers and their ability to continue to perform their obligations under our leases; interest rate fluctuations; margin calls and termination payments on our interest rate hedges; our ability to obtain certain required licenses and approvals; the impact of future terrorist attacks or wars on the airline industry; our concentration of customers, including geographical concentration; and other risks detailed from time to time in Aircastle Limited’s filings with the Securities and Exchange Commission ( the “SEC”), including as described in Item 1A. “Risk Factors” and elsewhere in this report. In addition, new risks and uncertainties emerge from time to time, and it is not possible for Aircastle to predict or assess the impact of every factor that may cause its actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this report. Aircastle Limited expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

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

OVERVIEW

We are a global company that acquires, sells, manages and leases high-utility commercial jet aircraft to passenger and cargo airlines throughout the world. High-utility aircraft are generally modern, operationally efficient jets with a large operator base and long useful lives. As of September 30, 2008, our aircraft portfolio consisted of 133 aircraft and we had 58 lessees located in 33 countries. At September 30, 2008, the average age of the aircraft in the portfolio was 10.2 years and the average remaining lease term was 5.4 years, in each case weighted by net book value. Our revenues and income from continuing operations for the three and nine months ended September 30, 2008 were $144.5 million and $23.6 million and $424.8 million and $90.6 million, respectively.

Going forward, we are evaluating opportunities which leverage our extensive experience acquiring and managing aviation investments and include:

(1) investing in aircraft when we can add value and produce above average risk-adjusted returns;

(2) investing in our own securities, if appropriate; and

(3) managed funds or other entities to invest in aircraft.

On December 11, 2007, our board of directors declared a fourth quarter dividend of $0.70 per common share or an aggregate of $55,004, for the three months ended December 31, 2007, which was paid on January 15, 2008 to shareholders of record on December 31, 2007. On March 24, 2008, our board of directors declared a first quarter dividend of $0.25 per common share, or an aggregate of $19.6 million, for the three months ended March 31, 2008, which was paid on April 15, 2008 to shareholders of record on March 31, 2008. On June 11, 2008, our board of directors declared a second quarter dividend of $0.25 per common share, or an aggregate of $19.6 million, for the three months ended June 30, 2008, which was paid on July 15, 2008 to shareholders of record on June 30, 2008. On September 11, 2008, our board of directors declared a third quarter dividend of $0.25 per common share, or an aggregate of $19.7 million, for the three months ended September 30, 2008, which was paid on October 15, 2008 to shareholders of record on September 30, 2008. These dividends may not be indicative of the amount of any future dividends.

Segments

Historically, we reported separate segment information for the operations of our Aircraft Leasing and Debt Investments segments. Beginning in the first quarter of 2008, in conjunction with the sale of two of our debt investments as described below, our Chief Operating Decision Maker, who is the Company’s Chief Executive Officer, began reviewing and assessing the operating performance of our business on a consolidated basis as the sale caused the operational results and asset levels of our remaining debt investments to be immaterial to our business and operations. As a result, we now operate in a single segment.

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

Revenues

Revenues are comprised primarily of operating lease rentals on flight equipment held for lease. In addition, we recognize revenue from maintenance payments related to lease expirations. Typically, our aircraft are subject to net operating leases whereby the lessee pays rentals and is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs, although in a majority of cases we are obligated to pay a portion of specified maintenance or modification costs. The amount of rent we receive depends on various factors, including the type, size and age of the aircraft in our portfolio. Lease payments are typically denominated in U.S. dollars. Lease rental revenue is recognized on a straight-line basis over the term of the lease. Our aircraft lease agreements generally provide for the periodic payment of a fixed amount of rent over the life of the lease. However, the amount of rent we receive may vary due to several factors, including the credit worthiness of our lessees and the occurrence of delinquencies and defaults. Our lease rental revenues are also affected by the extent to which aircraft are off-lease and our ability to remarket aircraft that are nearing the end of their leases in order to minimize their off-lease time. Our success in re-leasing aircraft is affected by market conditions relating to our aircraft and by general industry trends. An increase in the percentage of off-lease aircraft or a reduction in lease rates upon remarketing would negatively impact our revenues.

2008 Lease Expirations and Lease Placement of Acquired Aircraft

•	Scheduled lease expirations — placements. We owned 16 aircraft at December 31, 2007 with leases originally scheduled to expire in 2008 and, as of October 31, 2008, we had executed leases or renewals, with respect to 14 of these aircraft. We estimate that for these 14 aircraft, the weighted average lease term for the new leases or renewals will be more than six years with monthly lease rates that will be approximately 12% higher than the previous rentals.

•	Scheduled lease expirations — sales. The remaining two aircraft with leases originally scheduled to expire in 2008 were sold upon return from the existing lessee in the third quarter of 2008.

•	Aircraft acquisitions — placements. In 2007, we purchased three off-lease Boeing Model 747-400 aircraft and signed an agreement to convert them to freighter configuration. The freighter conversion process for the first aircraft was completed and it was delivered to a lessee at the end of the first quarter of 2008. The freighter conversion process for the second aircraft was completed and it was delivered to a lessee in the fourth quarter of 2008. We canceled the freighter conversion agreement for the third aircraft and expect to sell that aircraft in the fourth quarter of 2008.

During 2008, we acquired two off-lease aircraft and acquired a third aircraft in satisfaction of a debt instrument. All three aircraft were placed on lease.

2009 Lease Expirations and Lease Placement of Acquired Aircraft

•	Scheduled lease expirations — placements. For our 20 owned aircraft originally having lease expiries in 2009, we have executed lease renewals, or commitments to lease or renew, on 16 aircraft and are actively marketing the remaining aircraft. We estimate that for these 16 aircraft, the weighted average lease term for the new leases or renewals will be approximately six years with monthly lease rates that will be approximately five to ten percent higher than the previous rentals.

•	Aircraft acquisitions — placements. We currently have no commitment to acquire off-lease aircraft in 2009.

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

Income Tax Provision

We have obtained an assurance from the Minister of Finance of Bermuda under the Exempted Undertakings Tax Protection Act 1966 that, in the event that any legislation is enacted in Bermuda imposing any tax computed on profits or income, or computed on any capital asset, gain or appreciation or any tax in the nature of estate duty or inheritance tax, such tax shall not, until March 28, 2016, be applicable to us or to any of our operations or to our shares, debentures or other obligations except insofar as such tax applies to persons ordinarily resident in Bermuda or to any taxes payable by us in respect of real property owned or leased by us in Bermuda. Consequently, the provision for income taxes recorded relates to income earned by certain subsidiaries of the Company which are located in, or earn income in, jurisdictions that impose income taxes, primarily Ireland and the United States.

All of our aircraft-owning subsidiaries that are recognized as corporations for U.S. tax purposes are non-U.S. corporations. These non-U.S. subsidiaries generally earn income from sources outside the United States and typically are not subject to U.S. federal, state or local income taxes unless they operate within the U.S., in which case they may be subject to federal, state and local income taxes. We also have a U.S-based subsidiary which provides management services to our non-U.S. subsidiaries and is subject to U.S. federal, state and local income taxes.

Acquisitions and Dispositions

We believe the large and growing commercial aircraft market generates opportunities for additional investments which may offer more attractive entry points during cyclical downturns. However, while the current financial markets turmoil may present compelling acquisitions opportunities, credit availability is much more limited and costly. Our approach is predicated on sourcing investments we believe to be accretive to shareholders after taking into account, among other things, financing availability.

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

We evaluate our portfolio on a regular basis in order to manage our investments in a way we believe will maximize shareholder value. As part of our active portfolio management, we will sell aircraft or debt investments in order to manage exposures, to reflect our views of evolving market conditions, and in cases where we believe we can earn better returns, by selling aircraft and investing our capital in other ways. In addition, we analyze each aircraft as its lease expiration or other milestones approach to determine whether to offer it for sale, re-lease, or in the case of passenger aircraft, to reconfigure the aircraft as a freighter, and then lease it. Although our focus is not on trading assets to generate short-term gains, asset sales are a fundamental part of our ongoing portfolio management.

On January 22, 2007, we entered into the GAIF Acquisition Agreement, pursuant to which we acquired 32 aircraft for approximately $1.385 billion.

On June 20, 2007, we entered into the Airbus A330 Agreement, under which we agreed to acquire from Airbus fifteen new A330-200 aircraft, or the New A330 Aircraft. Pre-delivery payments for each aircraft are payable to Airbus and are refundable to us only in limited circumstances. We agreed to separate arrangements with Rolls-Royce PLC, or Rolls-Royce, and Pratt & Whitney, or P&W, pursuant to which we committed to acquire aircraft engines for the New A330 Aircraft. We agreed to acquire six shipsets of Trent 772B engines from Rolls-Royce and were granted options to acquire an additional four shipsets. We also committed to acquire five shipsets of PW4170 engines from P&W, and were granted options to acquire an additional five shipsets. Each shipset consists of two engines. In July 2008, we amended the Airbus A330 Agreement to reduce the number of New A330 Aircraft to be acquired from fifteen to twelve and to change the Airbus A330 Agreement so that we receive a mix of freighter and passenger aircraft. Seven of the New A330 Aircraft are scheduled to be delivered as freighters, including three early positions, and five of the New A330 Aircraft will be manufactured in passenger configuration. Under certain circumstances, we have the right to change the delivery positions to alternative A330 aircraft models. Four of the New A330 Aircraft are scheduled to be delivered in 2010, six are scheduled to be delivered in 2011 and the remaining two are scheduled to be delivered in 2012.

In May 2008, we sold three Boeing Model 737-500 aircraft that were on lease to one of our customers. We sold one Boeing Model 757-200 aircraft in July 2008 and one Boeing Model 757-200 aircraft in September 2008 that had previously been subject to forward sales agreements and on lease to one of our customers. The leases expired immediately prior to the sale of these aircraft. These sales resulted in a pre-tax gain of $5.9 million and is included in other income (expense) on our consolidated statement of income.

The following table sets forth certain information with respect to the aircraft acquired by us as of September 30, 2008:

AIRCASTLE AIRCRAFT INFORMATION (dollars in millions)

Owned
Aircraft as of
September 30, 2008(1)

Flight Equipment Held for Lease	$4,005
Number of Aircraft	133
Number of Lessees	58
Number of Countries	33
Weighted Average Age – Passenger (years)(2)	10.7
Weighted Average Age – Freighter (years)(2)(5)	9.0
Weighted Average Age – Combined (years)(2)(5)	10.2
Weighted Average Remaining Passenger Lease Term (years)(3)(4)	4.1
Weighted Average Remaining Cargo Lease Term (years)(3)(4)(5)	8.7
Weighted Average Remaining Combined Lease Term (years)(3)(4)(5)	5.4
Weighted Average Fleet Utilization during Third Quarter 2008(6)	99%

(1)	Calculated using net book value.

(2)	Weighted average age (years) by net book value is as of September 30, 2008.

(3)	Weighted average remaining lease term (years) by net book value is as of September 30, 2008.

(4)	Excludes one off-lease Boeing Model 747-400 for which we have a signed sale agreement which we expect to close in the fourth quarter of 2008.

(5)	Includes one Boeing Model 747-400 aircraft being converted to freighter configuration as of September 30, 2008 as “Freighter” aircraft; the remaining lease term for this aircraft, which was delivered to a lessee in the fourth quarter of 2008 post-conversion, is measured based on the ten-year term of that post-conversion lease.

(6)	Aircraft on-lease days as a percent of total days in period weighted by net book value, excluding aircraft in conversion.

Our owned aircraft portfolio as of September 30, 2008 is listed in Exhibit 99.1 to this report. Approximately 87% of the total aircraft and 92% of the freighters we owned as of September 30, 2008 are what we consider to be the most current technology for the relevant airframe and engine type and airframe size, as listed under the headings “Latest Generation Narrowbody Aircraft,” “Latest Generation Midbody Aircraft,” “Latest Generation Widebody Aircraft” and “Latest Generation Widebody Freighter Aircraft” in Exhibit 99.1 to this report.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of
	September 30, 2008
	Number of	% of Net
	Aircraft	Book Value

Aircraft Type
Passenger:
Narrowbody	90	47%
Midbody	24	23%
Widebody	2	3%

Total Passenger	116	73%
Freighter(1)	17	27%

Total	133	100%

Manufacturer
Boeing	91	67%
Airbus	42	33%

Total	133	100%

Regional Diversification
Europe	63	47%
Asia	31	22%
North America(2)	14	11%
Latin America	10	6%
Middle East and Africa	12	12%
Off-lease(3)	3	2%

Total	133	100%

(1)	One Boeing Model 747-400 aircraft being converted to freighter configuration as of September 30, 2008 is included as “Freighter” aircraft.

(2)	Includes one Boeing Model 747-400 aircraft being converted to freighter configuration as of September 30, 2008 which was delivered post-conversion to a lessee in North America.

(3)	At September 30, 2008, includes one off-lease Boeing Model 747-400 aircraft for which we have a signed sale agreement which we expect to close in the fourth quarter of 2008, one 737-300 for which we have an executed lease and which we expect to deliver in the first quarter of 2009, and one 737-400 which was delivered on lease to a customer in the fourth quarter of 2008.

Our top 15 customers for aircraft we owned at September 30, 2008, representing 62 aircraft and 59% of the net book value of flight equipment held for lease, are as follows:

Percent of Net			Number of
Book Value	Customer	Country	Aircraft

Greater than 6%	Martinair	Netherlands	5
per customer	Emirates	United Arab Emirates	2
	US Airways	USA	8

3% to 6%	Sterling Airlines(1)	Denmark	7
per customer	Iberia Airlines	Spain	6
	Jet Airways	India	8
	Airbridge Cargo	Russia	1
	VRG Linhas Aereas/GOL Transportes Aereos(2)	Brazil	6
	KLM Royal Dutch Airlines	Netherlands	1

Less than 3%	Swiss International Air Lines	Switzerland	2
per customer	China Eastern Airlines	China	4
	World Airways(3)	USA	2
	Korean Air	South Korea	2
	Malaysia Airlines	Malaysia	2
	Hainan Airlines	China	6

(1)	On October 29, 2008, Sterling Airlines ceased operations and filed for bankruptcy in Denmark. Lease rentals from Sterling Airlines totaled approximately $2.1 million per month in prior periods. The bankruptcy trustees have indicated that they are preparing to return to us the seven Boeing 737-700 aircraft we leased to Sterling Airlines, and the Company has been actively marketing these aircraft for lease.

(2)	VRG Linhas Aereas and GOL Transportes Aereos are shown combined in the above table.

(3)	Includes one Boeing Model 747-400 aircraft being converted to freighter configuration as of September 30, 2008 and delivered in the fourth quarter of 2008.

Finance

We have typically financed the initial purchase of aircraft using committed short-term credit arrangements and cash on hand. We then refinanced these short-term credit facilities on a long-term basis with the net proceeds from subsequent securitization and bank market debt as well as additional equity offerings. Our debt financing arrangements are typically secured by the acquired aircraft and related leases, and recourse to the Company is limited. While such financing has historically been available on reasonable terms given the loan to value profile we have pursued, the current financial markets turmoil has reduced significantly the availability of both debt and equity capital. Though we expect the financing market to improve in time, we are presently taking a cautious approach to incremental financing and with respect to refinancing risk.

To the extent that we acquire additional aircraft directly, we intend to fund such investments through medium to longer term credit facilities and cash on hand. We may repay all or a portion of such borrowings from time to time with the net proceeds from subsequent long-term debt financings, additional equity offerings or cash generated from operations. Therefore, our ability to execute our business strategy, particularly the acquisition of additional commercial jet aircraft or other aviation assets, depends to a significant degree on our ability to obtain additional debt and equity capital on terms we deem attractive.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Securitizations and Term Debt Financings and — Credit Facilities.”

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2007 to the three months ended September 30, 2008

	Three Months Ended
	September 30,
(Dollars in thousands)	2007	2008

Revenues:
Lease rentals	$102,863	$143,792
Interest income	2,367	628
Other revenue	34	34

Total revenues	105,264	144,454

Expenses:
Depreciation	34,980	52,020
Interest, net	27,074	54,112
Selling, general and administrative	8,380	11,641
Other expense	503	891

Total operating expenses	70,937	118,664

Other income (expense):
Gain on sale of aircraft	—	772
Other income (expense)	—	(1,673)

Total other income (expense)	—	(901)

Income from continuing operations before income taxes	34,327	24,889
Income tax provision	1,857	1,315

Income from continuing operations	32,470	23,574
Earnings from discontinued operations, net of income taxes	—	—

Net income	$32,470	$23,574

Revenues:

Total revenues increased by 37.2% or $39.2 million for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, primarily as a result of the following:

Lease Rentals.  The increase in lease rentals of $40.9 million for the three months ended September 30, 2008 as compared to the same period in 2007 was primarily due to the increase in our owned aircraft portfolio, increasing from 109 aircraft on lease at September 30, 2007 to 133 aircraft at September 30, 2008, three of which were off-lease, and revenue from maintenance payments related to lease expirations in the amount of $5.4 million that were recognized during the third quarter of 2008.

Interest Income.  The decrease in interest income of $1.7 million was primarily due to the sale of two of our debt investments in February 2008, which we owned during the third quarter of 2007.

Operating Expenses:

Total operating expenses increased by 67.3% or $47.7 million for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 primarily as a result of the following:

Depreciation expense increased by $17.0 million for the third quarter of 2008 over the same period in 2007 as a result of an increase in our owned aircraft portfolio from 109 aircraft at September 30, 2007 to 133 aircraft at September 30, 2008 reflecting the $1.15 billion paid to purchase 24 incremental aircraft.

Interest, net consisted of the following :

	Three Months Ended
	September 30,
(Dollars in thousands)	2007	2008

Interest expense	$34,043	$56,406
Less interest income	(4,236)	(1,610)
Less capitalized interest	(2,733)	(684)

Interest, net	$27,074	$54,112

Interest, net increased by $27.0 million, or 99.9% over the third quarter of 2007. The increase reflects a higher average debt balance of $2.7 billion during the third quarter of 2008 as compared to $2.1 billion in the same period during 2007. In addition, during the third quarter of 2008, interest expense was impacted by charges for hedge breakage and ineffectiveness of $12.3 million. We also recorded lower interest income on our cash and cash equivalents of $2.6 million resulting from a lower interest rate environment during the three months ended September 30, 2008 as compared to the same period in 2007. This was partially offset by $2.0 million of lower capitalized interest related to accelerated payments and progress payments made in respect to flight equipment on forward order under the GAIF Acquisition Agreement and the Airbus A330 Agreement.

Selling, general and administrative expenses, or SG&A, for the third quarter of 2008 increased by $3.3 million, or 38.9% over the third quarter of 2007. This increase was due mainly to an increase in personnel costs of $1.5 million, consisting primarily of salary and non-cash share based payments, related to an increase in headcount from 65 employees at September 30, 2007 to 77 employees at September 30, 2008, an increase of $0.9 million in professional fees, consisting primarily of auditing and tax compliance fees, and $1.2 million in other SG&A expenses. For the three months ended September 30, 2007, non-cash share based expense was $1.2 million; non-cash share based expenses was $1.7 million for the three months ended September 30, 2008. We expect that there will be quarter-to-quarter variations in SG&A throughout the year driven, in part, by the timing of certain professional fees incurred during the year.

Other expense increased by $0.4 million primarily as a result of an increase in flight equipment repair and maintenance expense.

Other Income (Expense):

Total other income (expense) decreased $0.9 million during the three months ended September 30, 2008 versus the same period in 2007 primarily due to a $1.7 million mark-to-market loss on undesignated hedges, partially offset by a gain on the sale of two aircraft recorded during the third quarter of 2008 of $0.8 million.

Income Tax Provision

Our provision for income taxes for the three months ended September 30, 2007 and 2008 was $1.9 million and $1.3 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland and the United States. The decrease in our income tax provision of approximately $0.6 million for the three months ended September 30, 2008 as compared to the same period in 2007 was primarily attributable to the decrease in our operating revenue subject to tax in Ireland and the United States.

All of our aircraft-owning subsidiaries that are recognized as corporations for U.S. tax purposes are non-U.S. corporations. These non-U.S. subsidiaries generally earn income from sources outside the United States and typically are not subject to U.S. federal, state or local income taxes, unless they operate within the U.S., in which case they may be subject to federal, state and local income taxes. We also have a U.S-based subsidiary which provides management services to our non-U.S. subsidiaries and is subject to U.S. federal, state and local income taxes.

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

Comparison of the nine months ended September 30, 2007 to the nine months ended September 30, 2008

	Nine Months Ended
	September 30,
(Dollars in thousands)	2007	2008

Revenues:
Lease rentals	$252,147	$421,710
Interest income	7,683	2,533
Other revenue	553	562

Total revenues	260,383	424,805

Expenses:
Depreciation	84,378	151,840
Interest, net	63,151	146,442
Selling, general and administrative	27,324	34,484
Other expense	1,264	2,133

Total operating expenses	176,117	334,899

Other income (expense):
Gain on sale of aircraft	—	5,898
Other income (expense)	1,154	(590)

Total other income (expense)	1,154	5,308

Income from continuing operations before income taxes	85,420	95,214
Income tax provision	4,935	4,662

Income from continuing operations	80,485	90,552
Earnings from discontinued operations, net of income taxes	11,594	—

Net income	$92,079	$90,552

Revenues:

Total revenues increased by 63.1% or $164.4 million for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007, primarily as a result of the following:

Lease Rentals.  The increase in lease rentals of $169.6 million for the nine months ended September 30, 2008 as compared to the same period in 2007 was primarily due to the increase in our owned aircraft portfolio, increasing from 109 aircraft on lease at September 30, 2007 to 133 aircraft at September 30, 2008, three of which were off-lease, and an average 12% increase in lease rental rates for lease renewals which occurred during the nine months ended September 30, 2008, and revenue from maintenance payments related to lease expirations in the amount of $9.6 million that were recognized during the second and third quarters of 2008.

Interest Income.  The decrease in interest income of $5.2 million was primarily due to the sale of two of our debt investments in February 2008, which we owned during the nine months ended September 30, 2007.

Operating Expenses:

Total operating expenses increased by 90.2% or $158.8 million for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 primarily as a result of the following:

Depreciation expense increased by $67.5 million for the first nine months of 2008 over the same period in 2007 as a result of an increase in our owned aircraft portfolio from 109 aircraft at September 30, 2007 to 133 aircraft at September 30, 2008 reflecting the $1.15 billion paid to purchase 24 incremental aircraft.

Interest, net consisted of the following :

	Nine Months Ended
	September 30,
(Dollars in thousands)	2007	2008

Interest expense	$76,058	$157,678
Less interest income	(10,174)	(6,168)
Less capitalized interest	(2,733)	(5,068)

Interest, net	$63,151	$146,442

Interest, net increased $83.3 million, or 131.9%, over the nine months ended September 30, 2007. The increase reflects a higher average debt balance of $2.8 billion during the nine months ended September 30, 2008 as compared to $1.5 billion in the same period in 2007. In addition, during the nine months ended September 30, 2008, interest expense was impacted by charges for hedge breakage and ineffectiveness of $18.7 million and the write off $0.8 million of debt issuance costs related to the reduction in the commitments of the lenders under our Amended Credit Facility No. 2 and the early termination of the 2008-A Credit facility. We also recorded lower interest income on our cash and cash equivalents of $4.0 million resulting from a lower interest rate during the nine months ended September 30, 2008 as compared to the same period in 2007. This was partially offset by an increase of $2.3 million in capitalized interest related to accelerated payments and progress payments made in respect to flight equipment on forward order under the GAIF Acquisition Agreement and the Airbus A330 Agreement.

Selling, general and administrative expenses, or SG&A, for the first nine months of 2008 increased by $7.2 million, or 26.2% over the first nine months of 2007. This increase was due mainly to an increase in personnel costs of $2.9 million, related to increased headcount from 65 at September 30, 2007 to 77 at September 30, 2008, an increase in professional fees of $1.9 million, consisting primarily of auditing and tax compliance fees, and an increase of $2.4 million in other expenses. Non-cash share based expense was $5.3 million, including $1.7 million due to the acceleration of unvested shares for a former employee, and $4.9 million, respectively, for the nine months ended September 30, 2007 and 2008. SG&A as a percentage of total assets was 0.8% for both the nine months ended September 30, 2007 and 2008. We expect that there will be quarter-to-quarter variations in SG&A throughout the year driven, in part, by the timing of certain professional fees incurred during the year.

Other Expense increased $0.9 million primarily as a result of an increase in flight equipment insurance and an increase in flight equipment repair and maintenance expense.

Other Income (Expense):

Total other income (expense) increased $4.2 million during the nine months ended September 30, 2008 versus the same period in 2007 primarily due to a $5.9 million gain on the sale of five aircraft recorded during the second and third quarters of 2008.

Income Tax Provision

Our provision for income taxes for the nine months ended September 30, 2007 and 2008 was $4.9 million and $4.7 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland and the United States. The decrease in our income tax provision of approximately $0.2 million for the nine months ended September 30, 2008 as compared to the same period in 2007 was primarily attributable to the decrease in our operating revenue subject to tax in Ireland and the United States.

All of our aircraft-owning subsidiaries that are recognized as corporations for U.S. tax purposes are non-U.S. corporations. These non-U.S. subsidiaries generally earn income from sources outside the United States and typically are not subject to U.S. federal, state or local income taxes, unless they operate within the U.S., in which case they may be subject to federal, state and local income taxes. We also have a U.S-based subsidiary which provides management services to our non-U.S. subsidiaries and is subject to U.S. federal, state and local income taxes.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2008, the Company adopted Financial Accountings Standards Board (“FASB”) Statement of Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which permits an entity to measure certain eligible financial assets and financial liabilities at fair value that are not currently measured at fair value. The company did not elect to measure any additional financial instruments at fair value of its financial assets and liabilities existing at January 1, 2008 and did not elect the fair value option on financial assets and liabilities transacted in the nine months ended September 30, 2008. Therefore, the adoption of SFAS No. 159 had no impact on the Company’s consolidated financial statements.

Also effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (See Note 2 — Fair Value Measurements). This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2 (“FSP No. 157-2”) which defers the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). FSP No. 157-2 will apply to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are currently evaluating the requirements of the deferred provisions of this statement and have not determined the impact, if any, that adoption of the deferred provisions will have on our consolidated financial statements. In October 2008, the FASB issued FSP No. 157-3 which clarifies the application of SFAS No. 157 in an inactive market. The FSP addresses application issues, including (i) how management’s internal assumptions should be considered when measuring fair value when relevant observable data do not exist, (ii) how observable market information in a market that is not active should be considered when measuring fair value and (iii) how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. FSP No. 157-3 was effective upon issuance and its adoption did not have an effect on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS No. 161. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for interim periods beginning after November 15, 2008 and fiscal years that include those interim periods (first quarter 2009 for calendar year-end companies). The Company is currently evaluating the impact of adopting this pronouncement.

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

During the nine months ended September 30, 2008, we acquired commercial jet aircraft and made capital improvements to our aircraft portfolio totaling $229.7 million. We expect to fund approximately $86.8 million of purchase obligations for aircraft pre-delivery and conversion payments during the next twelve months. In addition, at September 30, 2008, we expect capital expenditures and lessee maintenance payment draws on our owned and committed aircraft portfolio to be approximately $129.0 million, excluding freighter conversion payments (see Purchase Obligations in “Contractual Obligations” below) and we expect maintenance payment collections from lessees on our owned aircraft portfolio of approximately $136.0 million over the next twelve months. In addition, there can be no assurance that the capital expenditures and lessee maintenance payment draws described above will not be greater than expected or that our expected maintenance payment collections or disbursements will equal our current estimates.

We believe that cash on hand, funds generated from operations, planned asset sales, and an expected financing facility to fund a portion of the Airbus pre-delivery payments, will be sufficient to satisfy our liquidity needs over the next twelve months. We currently expect to repay the outstanding amount on our Amended Credit Facility No. 2 before its December 2008 expiry. Further, we intend to let our Revolving Credit Facility expire as well, and have no current plans to replace this facility.

Cash Flows

	Nine Months Ended
	September 30,
	2007
(Dollars in thousands)	(Restated)	2008

Net cash flow provided by operating activities	$146,962	$214,681
Net cash flow used in investing activities	(1,542,203)	(93,033)
Net cash flow provided by (used in) financing activities	1,363,990	(58,160)

Operating activities provided net cash flow of $147.0 million and $214.7 million for the nine months ended September 30, 2007 and 2008, respectively. Cash flow from operations increased $67.5 million for the nine months ended September 30, 2008 versus the same period in 2007 as a result of the increase in flight equipment held for lease earning revenue from 109 aircraft at September 30, 2007 to 133 aircraft at September 30, 2008 and a net increase in other operating items of $10.6 million. Partially offsetting these increases were reductions in amounts collected for lease rentals received in advance of $5.2 million, reductions in accounts payable and accrued liabilities of $2.7 million and a decrease in net income of $1.5 million for the nine months ended September 30, 2008 compared with the same period in 2007.

Net cash flow used in investing activities totaled $1.54 billion and $93.0 million for the nine months ended September 30, 2007 and 2008, respectively. During the nine months ended September 30, 2008 we made a net investment of $230.1 million in the acquisition and improvement of flight equipment as compared to our net investment of $1.43 billion during the nine months ended September 30, 2007. The decrease in the acquisition of flight equipment resulted from fewer aircraft acquisitions during the nine months ended September 30, 2008 as compared to the same period in 2007, and as a result of progress payments made during the first nine months of 2007 for aircraft acquired during the first nine months of 2008. We invested $15.3 million in debt investments during the nine months ended September 30, 2007. We did not sell any debt investments during the nine months ended September 30, 2007. During the nine months ended September 30, 2008, we did not invest in any debt investments and we sold $65.3 million of debt investments. We received $20.3 million of principal payments on our debt investments during the nine months ended September 30, 2007 as compared to $11.7 million during the nine months ended September 30, 2008. We paid $156.4 million in deposits on aircraft purchased during the nine months ended September 30, 2007, as compared to $2.2 million, net of the receipt of refunds for progress payments previously made, for aircraft during the nine months ended September 30, 2008. Net cash collateral posted with our derivative counterparties decreased $25.9 million for the nine months ended September 30, 2008 as a result of terminating certain hedge agreements resulting in a net return of collateral. For the nine months ended September 30, 2007, we posted $3.7 million with our derivative counterparties. During the nine months ended September 30, 2007, we received $34.9 million in proceeds from the sale of an aircraft that had been classified on the balance sheet as flight equipment held for sale. During the nine months ended September 30, 2008, we received $48.9 million from the sale of five aircraft during the period and had $12.3 million of restricted cash from the disposition of an aircraft held for sale.

Net cash flow from financing activities totaled $1.36 billion for the nine months ended September 30, 2007 and net cash flow used in financing activities was $58.2 million for the nine months ended September 30, 2008, respectively. During the nine months ended September 30, 2007, we closed Securitization No. 2 in June 2007 and received proceeds of $1.17 billion. In February 2007, we completed a follow-on public offering of 15,525,000 common shares at a price of $33.00 per share, raising $512.3 million before offering costs. The net proceeds of the offering, after our payment of $17.9 million in underwriting discounts and commissions and $1.3 million in offering expenses, were $493.1 million. In addition, during the nine months ended September 30, 2007, we borrowed $1.33 billion under our credit facilities and received $8.9 million in proceeds from terminated cash flow hedges. We also received $54.4 million from security deposits and maintenance payments under our leases. These increases for the nine months ended September 30, 2007 were offset by the payments of $1.53 billion under our credit facilities, $96.7 million in dividends, $26.2 million of payments under our Securitizations No. 1 and No. 2, $17.1 million of payments under our repurchase agreements and we reimbursed our lessees $10.4 million in security and maintenance payments.

During the nine months ended September 30, 2008, we borrowed $992.7 million under our Term Financing No. 1 and Term Financing No. 2 and $482.7 million under our credit facilities. We also received $83.8 million from security deposits and maintenance payments under our leases. These increases were offset by payments of $1.17 billion under our credit facilities, $87.5 million of restricted cash related to the purchase of the remaining aircraft under Term Financing No. 2 , $85.1 million under our Securitizations and term financings, $67.7 million under our repurchase agreements as a result of the sale of our debt investments, $94.3 million in dividends, $68.3 million to terminate certain cash flow hedges on our credit facilities and repurchase agreements, and we reimbursed our lessees $22.3 million in security and maintenance payments.

Debt Obligations

The following table provides a summary of our credit facilities at September 30, 2008:

						Final
				Outstanding		Stated
Debt Obligation	Collateral	Commitment		Borrowing	Interest Rate(1)	Maturity

(Dollars in thousands)
Securitization No. 1	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	$494,735		$494,735	2.76%	6/20/31
Securitization No. 2	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	1,114,246		1,114,246	2.75%	6/14/37
Term Financing No. 1	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	769,835		769,835	4.24%	5/11/15
Term Financing No. 2	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	206,580		206,580	6.95%	9/23/13
Revolving Credit Facility	Beneficial interests in subsidiaries	60,000	(2)	—	4.49%	12/11/08
Amended Credit Facility No. 2	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	500,000	(3)	113,331	3.74%	12/15/08

Total		$3,145,396		$2,698,727

(1)	Reflects floating rate in effect at the applicable reset date.

(2)	On October 31, 2008, the revolving commitment under the Revolving Credit Facility was reduced to $40,000.

(3)	On October 8, 2008, we reduced our total credit commitment under Amended Credit Facility No. 2 to $114,000.

Securitizations and Term Debt Financings

Term Financing No. 1

On May 2, 2008 two of our subsidiaries entered into a seven year, $786.1 million term debt facility, which we refer to as “Term Financing No. 1,” to finance a portfolio of 28 aircraft. The loans under Term Financing No. 1 were fully funded into an aircraft purchase escrow account on May 2, 2008. These loans were released to us from escrow as each of the financed aircraft transferred into the facility. The loans are secured by, among other things, first priority security interests in, and pledges or assignments of ownership interests in, the aircraft-owning and other subsidiaries which are part of the financing structure, as well as by interests in aircraft leases, cash collections and other rights and properties they may hold. However, the loans are neither obligations of, nor guaranteed by, Aircastle Limited. The loans mature on May 11, 2015.

We generally retained the right to receive future cash flows after the payment of claims that are senior to our rights, including, but not limited to, payment of expenses related to the aircraft, fees of administration and fees and expenses of service providers, interest and principal on the loans, amounts owed to interest rate hedge providers and amounts, if any, owing to the liquidity provider for previously unreimbursed advances. We are entitled to receive these excess cash flows until May 2,

2013, subject to confirmed compliance with the Term Financing No. 1 loan documents. After that date, all excess cash flows will be applied to the prepayment of the principal balance of the loans.

The loans provide for monthly payments of interest on a floating rate basis at a rate of one-month LIBOR plus 1.75% and scheduled payments of principal, which during the first five years will equal approximately $48.9 million per year. As of September 30, 2008, borrowings under Term Financing No. 1 totaled $769.8 million. The loans may be prepaid upon notice, subject to certain conditions, and the payment of expenses, if any, and the payment of a prepayment premium on amounts prepaid on or before May 2, 2010. We entered into interest rate hedging arrangements with respect to a substantial portion of the principal balance of the loans under Term Financing No. 1 in order to effectively pay interest at a fixed rate on a substantial portion of the loans. Obligations owed to hedge counter-parties under these contracts are secured on a pari passu basis by the same collateral that secures the loans under Term Financing No. 1 and, accordingly, there is no obligation to pledge cash collateral to secure any loss in value of the hedging contracts if interest rates fall. These hedging contracts, together with the spread referenced above and other costs of administration, result in a fixed rate cost of 7.30% per annum, after the amortization of issuance fees and expenses.

Term Financing No. 1 requires compliance with certain financial covenants in order to continue to receive excess cash flows, including the maintenance of loan to value and debt service coverage ratios. From and after May 2, 2009, if loan to value ratio exceeds 75%, all excess cash flows will be applied to prepay the principal balance of the loans until such time as the loan to value ratio falls below 75%. In addition, from and after May 2, 2009, debt service coverage must be maintained at a minimum of 1.32. If the debt service coverage ratio requirements are not met on two consecutive monthly payment dates, all excess cash flows will thereafter be applied to prepay the principal balance of the loans until such time as the debt service coverage ratio exceeds the minimum level. Compliance with these covenants depends substantially upon the appraised value of the aircraft securing Term Financing No. 1 and the timely receipt of lease payments from their lessees.

One of the borrowers, ACS Ireland 3 Limited, which had total assets of $115.0 million at September 30, 2008, is a VIE which we consolidate. At September 30, 2008, the assets of ACS Ireland 3 Limited include two aircraft transferred to ACS Ireland 3 Limited in connection with Term Financing No. 1. The operating activities of ACS Ireland 3 are limited to the acquiring, owning, leasing, maintaining, operating and, under certain circumstances, selling the two aircraft. At September 30, 2008, the outstanding principal amount of the ACS Ireland 3 Limited loans was $70.9 million.

Term Financing No. 2

On September 12, 2008, one of our subsidiaries entered into a five-year, $206.6 million term debt facility, which we refer to as Term Financing No. 2, to finance a portfolio of up to nine aircraft. The loans under Term Financing No. 2 were fully funded into an aircraft purchase escrow account on September 23, 2008. These loans will be released to us from escrow as each of the financed aircraft transfer into the facility. In the third quarter, the loans with respect to seven aircraft were released to us upon transfer.

Loans under Term Financing No. 2 are secured by, among other things, first priority security interests in, and pledges or assignments of ownership interests in, the aircraft-owning entities and other subsidiaries which are part of the financing structure, as well as by interests in aircraft leases, cash collections and other rights and properties they may hold. However, the loans are neither obligations of, nor guaranteed by, Aircastle Limited. The loans mature on September 23, 2013.

We generally retained the right to receive future cash flows from the aircraft securing Term Financing No. 2 after the payment of claims that are senior to our rights, including, but not limited to, payment of expenses related to the aircraft, fees of administration and fees and expenses of service providers, interest and principal on the loans, and amounts owed to interest rate hedge providers. However, Term Financing No. 2 requires that approximately 85% of the cash flow remaining after expenses, fees, interest and amounts owing to interest rate hedge providers will be applied to reduce the principal balance of the loans, and in any case distribution of any excess cash flow to us is subject to continuing compliance with the Term Financing No. 2 loan documents.

Borrowings under Term Financing No. 2 will bear interest on the basis of three-month LIBOR plus 2.25% per annum or, if greater, on the basis of the lenders’ cost of funds rate plus a margin, currently 2.25% per annum. The loans provide for quarterly payments of interest and scheduled payments of principal. As of September 30, 2008, borrowings under Term Financing No. 2 were $206.6 million. The Loans may be prepaid upon notice, subject to certain conditions, and the payment of expenses, if any, and in some cases the payment of a prepayment premium on amounts prepaid on or before September 23, 2010.

Term Financing No. 2 requires our relevant subsidiaries to satisfy certain financial covenants, including the maintenance of loan to value and interest coverage ratios. The loan to value ratio begins at 75% of appraised value and reduces over time to 35% of appraised value approximately 54 months after closing. The interest coverage test compares available cash, being the amount by which rentals received in the preceding six month period exceeds any re-leasing costs and servicing fees, to interest on the loans (net of interest rate hedging) during that period. The interest coverage ratio tests, on any quarterly payment date, whether available cash exceeds net interest costs by a factor of three (rising over time to five, in the fifth year after closing), and the covenant will be breached if the test fails on any two consecutive quarterly payment dates. Compliance with these covenants depends substantially upon the appraised value of the aircraft securing Term Financing No. 2, the timely receipt of lease payments from the relevant lessees and on our ability to utilize the cure rights provided to us in the loan documents. Failure to comply with the loan to value test, or to comply with the interest coverage test at a time when we are also in breach of a modified version of the loan to value test, would result in a default under Term Financing No. 2 in the absence of cure payments by us.

Credit Facilities

On March 20, 2008, the parties to the Revolving Credit Facility entered into a fourth amendment to the Revolving Credit Facility, extending the Stated Termination Date (as defined therein) to December 11, 2008, and reducing the commitments of the lenders to make loans thereunder, or the Revolving Commitments, from $250.0 million to $150.0 million. The Revolving Commitments were reduced to $100.0 million on June 30, 2008, $80.0 million on August 31, 2008, $60.0 million on September 30, 2008, $40.0 million on October 31, 2008, with final maturity on December 11, 2008. We have no plans to replace this facility upon its maturity. The fourth amendment also amends the Revolving Credit Facility so that Bear Stearns Corporate Lending Inc. will have no further Revolving Commitments or loans outstanding under the Revolving Credit Facility, with JPMorgan Chase Bank, N.A. and Citicorp North America, Inc. each funding one-half of the Revolving Commitments and the outstanding loans from the date of the fourth amendment. At September 30, 2008, there were no outstanding loans. The interest rate, including margin, applicable to loans under the Revolving Credit Facility at September 30, 2008 was 4.49% and we had no outstanding letters of credit under the Revolving Credit Facility. We are not permitted to pay dividends on our common shares to the extent a default or an event of default exists under our Revolving Credit Facility.

On March 20, 2008, the parties to Amended Credit Facility No. 2 entered into an amendment reducing the commitments of the lenders to make loans thereunder from $1.0 billion to $500.0 million, on any future date after which the loans outstanding under Amended Credit Facility No. 2 fall below $500.0 million. Amended Credit Facility No. 2 matures on December 15, 2008. In June 2008, we refinanced and transferred 26 aircraft from Amended Credit Facility No. 2 into Term Financing No. 1 and in September, we refinanced and transferred seven aircraft from Amended Credit Facility No. 2 into Term Financing No. 2. At September 30, 2008, we had borrowings of $113.3 million related to four aircraft under our Amended Credit Facility No. 2. The interest rate, including margin, applicable to loans under Amended Credit Facility No. 2 at September 30, 2008 was 3.74%. On October 8, 2008, we reduced our total credit commitment under Amended Credit Facility No. 2 to $114.0 million. In connection with the reduced commitments of the lenders and the loans outstanding under Amended

Credit Facility No. 2 falling below $500.0 million in the second quarter of 2008, we wrote off $0.6 million of debt issuance costs which is reflected in interest expense on the consolidated statement of income. In addition, we expect to repay Amended Credit Facility No. 2 before its current maturity of December 15, 2008.

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

On July 26, 2007, we made an accelerated payment to the relevant GAIF seller under our acquisition agreement with GAIF for three Boeing Model 747-400ERF aircraft and assumed a credit facility related to such 747-400ERF aircraft. Borrowings under this facility were used to finance progress payments made to Boeing during the manufacturing of the aircraft. The facility matured upon the delivery of the third and final 747-400ERF aircraft in April 2008 when we paid the remaining balance of $31.9 million under this facility.

Our debt obligations contain various customary financial and non-financial loan covenants. Such covenants do not, in management’s opinion, materially restrict our investment strategy or our ability to raise capital. We are in compliance with all of our loan covenants as of September 30, 2008.

Contractual Obligations

Our contractual obligations consist of principal and interest payments on variable rate liabilities, obligations under binding letters of intent to purchase aircraft and rent payments pursuant to our office leases. Total contractual obligations decreased from $4.60 billion at December 31, 2007 to approximately $4.12 billion at September 30, 2008 due primarily to:

•	the reduction of amounts owed under our Securitizations No. 1 and No. 2 due to principal payments made during the first nine months of 2008;

•	repayment of debt outstanding under our Amended Credit Facility No. 2, our 2008-1 Credit Facility, our Revolving Credit Facility, our 747 PDP Credit Facility and our repurchase agreements; and

•	the reduction of future amounts owed under our purchase obligations.

These reductions were partially offset by an increase in amounts outstanding under our new Term Financing No. 1 and Term Financing No. 2.

The following table presents our actual contractual obligations and their payment due dates as of September 30, 2008:

	Payments Due By Period as of September 30, 2008
		Less than			More than
Contractual Obligations	Total	1 year	2-3 years	4-5 years	5 years
	(Dollars in thousands)

Securitization No. 1(1)	$556,854	$36,265	$96,774	$211,892	$211,923
Securitization No. 2(2)	1,298,038	72,690	158,218	286,801	780,329
Term Financing No. 1(3)	940,274	81,028	155,750	167,256	536,240
Term Financing No. 2(4)	249,896	47,084	92,067	110,745	—
Amended Credit Facility No. 2(5)	114,402	114,402	—	—	—
Operating leases(6)	5,035	1,136	1,985	1,389	525
Purchase obligations(7)	952,857	86,818	656,238	209,801	—

Total	$4,117,356	$439,423	$1,161,032	$987,884	$1,529,017

(1)	Includes interest on variable rate, LIBOR-based instruments at the September 30, 2008 rate and principal payments based on amortization schedules through October 2015 that require the securitization cash flows be applied to the outstanding principal balance of the indebtedness so that the loan to assumed aircraft values are held constant until the securitization’s fifth anniversary, after which all excess cash flow is required to reduce the principal balances of the indebtedness.

(2)	Includes interest on variable rate, LIBOR-based instruments at the September 30, 2008 rate and principal payments based on amortization schedules through February 2018 that require the securitization cash flows be applied to the outstanding principal balance of the indebtedness so that the loan to assumed aircraft values are held constant until the securitization’s fifth anniversary, after which all excess cash flow is required to reduce the principal balances of the indebtedness.

(3)	Includes interest on variable rate, LIBOR-based instruments at the September 30, 2008 rate and scheduled principal payments through May 2013, after which all excess cash flow is required to reduce the principal balances of the indebtedness until maturity in May 2015.

(4)	Includes interest on variable rate, LIBOR-based instruments at the September 30, 2008 rate and principal payments equal to 85% of the cash flow remaining after the payment of expenses, fees, interest and amounts owing to interest rate hedge providers.

(5)	Includes interest on variable rate, LIBOR-based instruments at the September 30, 2008 rate.

(6)	Represents contractual payments on our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.

(7)	At September 30, 2008, we had aircraft purchase agreements and freighter conversion agreements, including the acquisition of 12 Airbus A330 aircraft from Airbus. Committed amounts for the purchase of aircraft and related flight equipment and improvements include estimated amounts for pre-delivery deposits, engine acquisition costs, contractual price escalation and other adjustments.

Our hedging transactions that use derivative instruments also involve counterparty credit risk. All of our derivatives are held with counterparties or guarantors of these counterparties who are considered highly rated (rated AA3 or above by Moody’s). As a result, we do not anticipate that any of these counterparties will fail to meet their obligations.

However, there can be no assurance that we will be able to adequately protect against this risk and will ultimately realize an economic benefit from our hedging strategies or recover the full value of the securities underlying our repurchase agreements in the event of a default by a counterparty.

Capital Expenditures

We make capital expenditures from time to time in connection with improvements made to our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the nine months ended September 30, 2007 and 2008, we incurred a total of $7.4 million and $25.6 million, respectively, of capital expenditures related to the acquisition of aircraft.

As of September 30, 2008, the weighted average (by net book value) age of our aircraft was approximately 10.2 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Under our leases, the lessee is primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement. At September 30, 2008, we had a liability of $257.9 million of maintenance reserves on our consolidated balance sheet. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by, or on behalf of, the lessee.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2008.

Foreign Currency Risk and Foreign Operations

At September 30, 2008, all of our leases were payable to us in U.S. dollars. However, we incur Euro and Singapore dollar-denominated expenses in connection with our subsidiary in Ireland and branch office in Singapore. As of September 30, 2008, 11 of our 77 employees were based in Ireland and three employees were based in Singapore. For the nine months ended September 30, 2008, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated approximately $6.1 million in U.S. dollar equivalents and represented approximately 18% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, it is likely that our international operations and our exposure to foreign currency risk will increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases we may enter into hedging transactions in the future to mitigate this risk. For the three and nine months ended September 30, 2007 and 2008, we incurred insignificant net gains and losses on foreign currency transactions.

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

As of September 30, 2008, if interest rates were to increase by 100 basis points, we would expect the annual interest expense on our credit facilities to increase by approximately $2.4 million on an annualized basis, net of amounts received from our interest rate hedges.

Margin Calls

Our interest rate derivative instruments are, in some cases, subject to margin calls based on the value of the underlying security and the level of interest rates. Margin calls resulting from decreases in the value of our debt instruments or mark-to-market losses on our derivative instruments due to decreasing interest rates could require that we post additional collateral. Management believes that we maintain adequate cash reserves and liquidity to meet any reasonably possible margin calls resulting from these risks, but can make no assurances that we will have adequate additional collateral under all potential scenarios. At December 31, 2007 and September 30, 2008, we had margin deposits in the amount of $35.9 million and $9.9 million, respectively. As of October 31, 2008, the aggregate fair value of our interest rate swaps and our interest rate forward contracts was a liability of $131.9 million and we had pledged $9.0 million in cash collateral required under certain of our interest rate swaps and our interest rate forward contracts.

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

As of September 30, 2008, we had pledged $9.9 million to satisfy margin calls under our hedging contracts, and if interest rates were to decrease by one basis point, we would expect to be required to pledge an additional approximately $0.4 million to satisfy margin calls under our interest rate hedging arrangements. As of October 31, 2008, we had pledged $9.0 million to satisfy margin calls under our hedging contracts, and if interest rates were to decrease by one basis point, we would expect to be required to pledge an additional approximately $0.3 million to satisfy margin calls under our interest rate hedging arrangements.

We held the following interest rate derivative contracts as of September 30, 2008 (in thousands of dollars):

								Fair Value
	Current/		Mandatory		Future			of
	Starting		Early		Maximum			Derivative
	Notional	Effective	Termination	Maturity	Notional	Floating	Fixed	Asset or
Hedged Item	Amount	Date	Date	Date	Amount	Rate	Rate	(Liability)

Securitization No. 1	$510,174	Jun-06	N/A	Jun-16	$510,174	1M LIBOR + 0.27%	5.78%	$(35,471)
Securitization No. 2	1,119,895	Jun-07	N/A	Jun-12	1,119,895	1M LIBOR	5.25% to 5.36%	(54,608)
Revolving Credit Facility	39,000	Jun-07	Dec-11	Jan-12	203,000	1M LIBOR	4.89%	(4,822)
Amended Credit Facility No. 2	95,034	Jan-08	Feb-09	Feb-19	220,000	1M LIBOR	5.16%	(9,795)
Term Financing No. 1	698,966	Jun-08	N/A	May-13	698,966	1M LIBOR	4.04%	(3,265)
Term Financing No. 1	491,718	May-13	N/A	May-15	491,718	1M LIBOR	5.31%	(1,994)
Future debt and securitization	139,000	Apr-10	Nov-11	Oct-15	231,000	1M LIBOR	5.17%	(5,433)
Future debt and securitization	95,000	Jan-11	May-12	Apr-16	238,000	1M LIBOR	5.23%	(5,623)
Future debt and securitization	143,000	Jul-11	Oct-12	Sep-16	238,000	1M LIBOR	5.27%	(5,272)

Total	$3,331,787				$3,950,753			$(126,283)

As of September 30, 2008, all of our derivatives are held with counterparties or guarantors of these counterparties who are considered highly rated (rated AA3 or above by Moody’s).

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

In June 2008, the remaining portion of the swap that had been partially terminated was fully terminated, resulting in an additional net deferred loss of $9.8 million being amortized into interest expense using the interest rate method. These swaps were hedging interest payments related to borrowings under Amended Credit Facility No. 2. For the three and nine months ended September 30, 2008, $2.2 million and $4.1 million, respectively, were reclassified into interest expense on the consolidated statement of income.

In May 2008, we determined that the interest rate swap that was hedging interest payments related to borrowings under the Revolving Credit Facility was no longer highly effective and no longer qualified for hedge accounting under SFAS No. 133 and, accordingly, a deferred loss in the amount of $2.7 million for this swap will be amortized into interest expense using the cash flow method. Further, all subsequent mark to market adjustments will be charged to other income (expense). For the three and nine months ended September 30, 2008, $0.2 million and $0.3 million, respectively, of the deferred loss was reclassified into interest expense.

In June 2008, we terminated an interest rate swap with a notional amount of $2.9 million related to a repurchase agreement we repaid, resulting in a gain of $19 thousand, which is included in interest expense on the consolidated statement of income. Also in June 2008, we terminated interest rate swaps with notional amounts of $190.0 million and $5.0 million and partially terminated interest rate swaps with notional amounts of $330.0 million and $46.0 million, resulting in a net deferred loss of $24.7 million, which will be amortized into interest expense using the interest rate method. These swaps were hedging interest payments related to borrowings under Amended Credit Facility No. 2, Term Financing No. 1 and future debt and securitizations. The remaining portions of the two partially terminated swaps were re-designated as cash flow hedges for accounting purposes on June 30, 2008. For the three and nine months ended September 30, 2008, $9.5 million and $9.7 million, respectively, of the deferred loss was reclassified into interest expense on the consolidated statement of income related to a change in the hedged item.

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

The following table summarizes amounts charged directly to the consolidated statement of income for the three and nine months ended September 30, 2007 and 2008 related to our interest rate derivative contracts (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008

Interest Expense:
Hedge ineffectiveness losses	$469	$2,072	$52	$7,977
Accelerated amortization of deferred losses	—	8,473	—	8,595
Losses on termination of interest rate swaps	—	—	—	1,003
Amortization of deferred (gains) losses	(1,381)	1,737	(3,481)	1,142

Total charged to interest expense	$(912)	$12,282	$(3,429)	$18,717

Other Income (Expense):
Mark to market losses on undesignated hedges	$—	$1,672	$—	$943

Total charged to other income (expense)	$—	$1,672	$—	$943

As of September 30, 2008, we pledged $9.9 million in cash collateral under our interest rate swaps and our interest rate forward contracts, which is included in other assets on our consolidated balance sheet.

The weighted average interest pay rates of these derivatives at December 31, 2007 and September 30, 2008 were 5.28% and 5.08%, respectively.

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

EBITDA is not an alternative to net income, income from operations or cash flows provided by or used in operations as calculated and presented in accordance with GAAP. You should not rely on EBITDA as a substitute for any such GAAP financial measure. We strongly urge you to review the reconciliation of EBITDA to GAAP net income (loss), along with our consolidated financial statements included elsewhere in this quarterly report. We also strongly urge you not to rely on any single financial measure to evaluate our business. In addition, because EBITDA is not a measure of financial performance under GAAP and is susceptible to varying calculations, the EBITDA measure, as presented in this quarterly report, may differ from, and may not be comparable to, similarly titled measures used by other companies. The table below shows the reconciliation of net income (loss) to EBITDA for the three and nine months ended September 30, 2007 and 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2007	2008	2007	2008

Net income	$32,470	$23,574	$92,079	$90,552
Depreciation	34,980	52,020	84,378	151,840
Amortization of lease premiums (discounts)	(3,241)	(1,781)	(6,673)	(6,929)
Interest, net	27,074	54,112	63,151	146,442
Income tax provision	1,857	1,315	4,935	4,662
Earnings from discontinued operations, net of income taxes	—	—	(11,594)	—

EBITDA	$93,140	$129,240	$226,276	$386,567

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes through our securities portfolio, our variable rate liabilities and our interest rate swap and forward contracts. Increases in interest rates could decrease the fair value of our debt investments, increase the amount of interest payments on our variable rate debt and reduce the spread we earn between our generally fixed-rate revenues and our variable rate interest expense. We enter into interest rate swaps and forward contracts to minimize the risks associated with our variable rate debt. Decreases in interest rates would decrease the value of our interest rate hedging contracts, which may result in margin calls from our hedge counterparties pursuant to which we are required to pledge cash collateral to secure such a loss in value. As of September 30, 2008, we had pledged $9.9 million in cash collateral under our interest rate swaps and our interest rate forward contracts, as identified in the table below, and a change in swap rates equal to one basis point will result in a change in the required cash collateral amount of approximately $0.4 million. As of October 31, 2008, the aggregate fair value of our interest rate swaps and our interest rate forward contracts was a liability of $131.9 million and we had pledged $9.0 million in cash collateral required under certain of our interest rate swaps and our interest rate forward contracts, and a change in swap rates equal to one basis point will result in a change in the required cash collateral amount of approximately $0.3 million.

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

	Face/Notional/
	Market Value amount		Face/Notional Amount Maturing						Fair Value
	December 31,	September 30,	Twelve Months Ended September 30,						September 30,	December 31,
(Dollars in thousands)	2007	2008	2009	2010	2011	2012	2013	Thereafter	2008	2007

Fixed Rate Assets
Securities Available for Sale(1)	$101,340	$24,605	$3,306	$4,146	$737	$664	$757	$14,995	$19,618	$99,118
Weighted average coupon rate, end of period	7.77%	7.84%	7.94%	8.13%	8.14%	8.15%	8.16%	8.16%
Security Held Until Maturity(2)	$13,897	$—	$—	$—	$—	$—	$—	$—	$—	$13,897
Average interest rate	8.88%	N/A
Variable Rate Liabilities
Borrowed under Credit Facilities(3)(4)	$798,186	$113,331	$113,331	$—	$—	$—	$—	$—	$113,331	$798,186
Weighted average interest rate end of period	6.26%	3.74%
Securitized Notes
Notes Issued	$1,677,736	$1,608,981	$65,002	$82,151	$90,911	$180,680	$251,734	$938,503	$1,471,683	$1,623,522
Weighted average interest rate, end of period	5.44%	2.75%	3.40%	4.32%	4.59%	4.77%	4.96%
Term Debt Financings
Borrowed under Term Debt Financings(5)	$—	$976,414	$82,305	$84,115	$85,719	$87,130	$131,774	$505,373	$965,726	$—
Weighted average interest rate end of period	N/A	4.81%	4.99%	5.90%	6.15%	6.13%	6.44%
Repurchase Obligations (1)	$67,744	$—	$—	$—	$—	$—	$—	$—	$—	$67,744
Weighted average interest rate, end of period	5.74%	N/A
Interest Rate Swaps Related to Repurchase Obligations
Pay fixed/receive variable(1)	$46,900	$—	$—	$—	$—	$—	$—	$—	$—	$(633)
Weighted average pay fixed rate	4.96%	N/A
Weighted average receive variable rate, end of period	4.61%	N/A
Interest Rate Forwards Related to Securitization No. 1
Notional Amounts	$527,396	$510,174	$23,952	$25,113	$78,268	$38,869	$33,910	$310,062	$(35,471)	$(33,842)
Weighted average pay fixed rate	5.78%	5.78%	5.78%	5.78%	5.78%	5.78%	5.78%
Weighted average receive variable rate, end of period	4.87%	2.76%	3.40%	4.33%	4.60%	4.77%	4.96%
Interest Rate Forwards Related to Securitization No. 2
Notional Amounts	$1,150,339	$1,119,895	$56,414	$58,758	$43,441	$961,282	$—	$—	$(54,608)	$(54,110)
Weighted average pay fixed rate	5.26%	5.26%	5.25%	5.25%	5.30%
Weighted average receive variable rate, end of period	4.60%	2.49%	3.13%	4.06%	4.33%
Interest Rate Swaps Related to Term Financing No. 1
Notional Amounts(5)	$—	$698,966	$44,410	$44,410	$44,410	$44,410	$62,353	$458,973	$(5,259)	$—
Weighted average pay fixed rate	N/A	4.04%	4.04%	4.04%	4.04%	4.04%	5.31%
Weighted average receive variable rate, end of period	N/A	2.49%	3.13%	4.06%	4.33%	4.50%	4.69%
Interest Rate Forwards Related to Amended Credit
Facility No. 2, Revolving Credit Facility and Future Debt
Notional Amounts(6)	$860,000	$134,034	$(143,410)	$(220,410)	$(410,411)	$52,589	$338,648	$517,028	$(30,945)	$(65,803)
Weighted average pay fixed rate	5.05%	5.08%	5.04%	5.06%	5.20%	5.21%	5.24%
Weighted average receive variable rate, end of period	4.60%	2.49%	3.13%	4.06%	4.33%	4.50%	4.69%

(1)	In February 2008, we terminated an interest rate swap, with notional amounts of $39,000 at December 31, 2007 and $33,000 as of the termination date, related to two of our debt investments which were sold. We repaid the outstanding balance under the related repurchase agreement and paid breakage fees and accrued interest. In March 2008, we terminated an interest rate swap with a notional amount of $5,000, which was settled on April 1, 2008, related to one of our repurchase agreements which was not refinanced when it became due on March 15, 2008. In June 2008, we terminated an interest rate swap with a notional amount of $2,900 related to a repurchase agreement which was not refinanced when it became due on June 28, 2008.

(2)	In 2007, we acquired a loan secured by a commercial jet aircraft that was classified as held to maturity at December 31, 2007. The loan matured on December 17, 2007, and had an outstanding balance of $13,897 at December 31, 2007. The borrower elected not to repay the loan at maturity and, accordingly, we took ownership of this aircraft in March 2008.

(3)	On March 20, 2008, the parties to the Revolving Credit Facility entered into a fourth amendment to the Revolving Credit Facility, extending the Stated Termination Date (as defined therein) to December 11, 2008, and reducing the commitments of the lenders to make loans thereunder, or the Revolving Commitments, from $250,000 to $150,000. The Revolving Commitments were reduced to $100,000 on June 30, 2008, $80,000 on August 31, 2008, $60,000 on September 30, 2008 and will reduce further to $40,000 on October 31, 2008, with final maturity on December 11, 2008.

(4)	On March 20, 2008, the parties to Amended Credit Facility No. 2 entered into an amendment reducing the commitments of the lenders to make loans thereunder from $1,000,000 to $500,000, on any date after which the loans outstanding under Amended Credit Facility No. 2 fall below $500,000. This occurred in June 2008 with the refinancing and transfer of 26 aircraft into Term Financing No. 1.

(5)	On May 2, 2008 two of our subsidiaries entered into a seven year, $786,135 term debt facility, which we refer to as Term Financing No. 1, to finance a portfolio of 28 aircraft. The loans under Term Financing No. 1 were funded into an aircraft purchase escrow account on May 2, 2008. These loans were released to us as the financed aircraft transferred into the facility. Each of the subsidiaries has fully and unconditionally guaranteed the other’s obligations under Term Financing No. 1. However, the loans are neither obligations of, nor guaranteed by, Aircastle Limited. We entered into new interest rate hedging arrangements with respect to a substantial portion of the principal balance of the loans under Term Financing No. 1 in order to effectively pay interest at a fixed rate on a substantial portion of the loans. Obligations owed to hedge counter-parties under these contracts are secured pari passu basis by the same collateral that secures the loans under Term Financing No. 1 and, accordingly, we have no obligation to pledge cash collateral to secure any loss in value of the hedging contracts if interest rates fall.

(6)	In March 2008, we terminated an interest rate swap with a notional amount of $150,000 and partially terminated an interest rate swap with a notional of $440,000, leaving a notional amount of $240,000. In June 2008, the remaining portion of the swap that had been partially terminated was fully terminated. Also in June 2008, we terminated interest rate swaps with notional amounts of $190,000 and $5,000, and partially terminated interest rate swaps with notional amounts of $330,000 and $46,000.

Item 4.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2008 as a result of an unremediated material weakness in internal control over financial reporting with respect to the presentation of non-cash activities in the consolidated statement of cash flows. Solely as a result of this material weakness, as described below in “Changes in Internal Control over Financial Reporting,” we concluded that our disclosure controls and procedures were not effective as of September 30, 2008.

Changes in Internal Control Over Financial Reporting

As disclosed in our Form 10-K/A for the year ended December 31, 2007, filed on November 17, 2008, and in connection with the restatement of our unaudited consolidated financial statements which is more fully described in Note 16. Restatement and Reclassification of Previously Issued Financial Statements located elsewhere in this Quarterly Report, our management identified a material weakness in the Company’s internal control over financial reporting resulting from the failure to maintain effective controls over the preparation of the Company’s consolidated statement of cash flows.

There were no additional changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks Related to Our Business

Risks related to our operations

Adverse financial market conditions may adversely impact our liquidity, our access to capital and our cost of capital.

There is extreme financial market volatility and disruption and, in recent months, the volatility and disruption have reached unprecedented levels. In many cases, the financial markets have exerted downward pressure on share prices and have limited the availability of liquidity and credit capacity for certain companies, without regard to their underlying financial strength. The financial markets are under severe distress and it is not clear when credit will once again become readily available in sufficient volume to satisfy the future financing and refinancing needs in the aviation industry. If current levels of financial market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital, on our cost of capital or on our business, financial condition or results of operations.

We are exposed to risk from financial markets volatility and disruption in various ways, including:

•	difficulty or inability to finance pre-delivery payment obligations under, or to finance a portion of the remaining purchase price for the New A330 Aircraft to be delivered under, the Airbus A330 Agreement;

•	lack of liquidity in the market may contribute to a decline in the value of aviation assets;

•	an increased risk of default by our lessees resulting from financial market distress, lack of available credit or an economic recession; and

•	we are exposed to increased bank or counterparty risk in the current environment, including the risk that our counterparties will not be able to perform their obligations under interest rate hedging contracts and the risk that banks issuing letters of credit we hold as lease security deposits may fail to pay when we seek to draw on these letters of credit.

Changes in global economic conditions could adversely affect the profitability of our business.

The global economy is currently experiencing a recession, with an almost unprecedented lack of availability of business and consumer credit in many regions. This current decrease and any future decrease in economic activity in the regions of the world in which we do business could significantly and adversely affect our results of operations and financial condition in a number of ways. Any decline in economic conditions may adversely affect the results of operations of our customers, reducing the capability of our customers to make payments to us and to comply with other obligations under our leases, thereby reducing our revenues and earnings. Further, bankruptcies or similar events involving our lessees may cause us to incur repossession and re-leasing expenses at levels higher than historically experienced. The consequences of a prolonged recession may include reduced demand for leased aircraft, resulting in reduced aircraft lease rates and aircraft values.

We have limited operating history and we are therefore subject to the risks generally associated with the formation of any new business.

We were incorporated in October 2004, prior to which we had no operations or assets. We are therefore subject to the risks generally associated with the formation of any new business, including the risk that we will not be able to implement our business strategies. Because of our limited operating history, it may be difficult for investors to assess the quality of our management team and our results of operations, and our financial performance to date may not be indicative of our long-term future performance. Furthermore, because our annual historical financial statements are available for only 2005, 2006 and 2007, investors may find it more difficult to evaluate our performance and assess our future prospects than they may otherwise were such information available for a longer period of time. In addition, over our brief history we have incurred a net loss of approximately $1.5 million for the period from October 29, 2004 through December 31, 2004, net income of approximately $0.2 million for the year ended December 31, 2005, and while we have recorded net income in each quarter thereafter, we may not be able to maintain and/or increase profitability in the future. In addition, although we have grown substantially since our inception, there can be no assurance that we will be able to continue to effectively integrate acquired aircraft, including significant acquisitions such as the acquisitions of the New A330 Aircraft.

We have significant customer concentration and defaults by one or more of our major customers could trigger accelerated amortization or defaults under our financings and could have a material adverse effect on our cash flow and earnings and our ability to meet our debt obligations and pay dividends on our common shares.

Lease rental revenue for the quarter ended September 30, 2008 from our five largest customers, US Airways, Inc., Martinair, Emirates, US Airways, Inc., Air India and Sterling Airlines A/S, accounted for 28% of our total revenue. The lease rental revenue as a percent of our total revenue, for these five customers for that period was approximately 8%, 7%, 5%, 4% and 4%, respectively. Sterling Airlines A/S ceased operations on October 29, 2008 and we are seeking the return of seven Boeing 737-700 aircraft we leased to Sterling Airlines A/S. The loss of one or more of the other customers or their inability to make operating lease payments due to financial difficulties, bankruptcy or otherwise could have a material adverse effect on our cash flow and earnings, could result in a breach of loan to value, debt service coverage or interest coverage tests in our long-term debt financings, resulting in accelerated amortization or defaults and materially and adversely affecting our ability to meet our debt obligations and pay dividends on our common shares.

We will need additional capital to finance our growth, and we may not be able to obtain it on terms acceptable to us, or at all, which may limit our ability to satisfy our commitments to acquire additional aircraft and compete in the aviation market.

Satisfying our commitments to acquire additional aircraft will require additional capital, particularly if we were to make additional commitments. Financing may not be available to us or may be available to us only on terms that are not favorable. Furthermore, Amended Credit Facility No. 2 and the Revolving Credit Facility mature in December 2008. If we are unable to raise additional funds or obtain capital on terms acceptable to us, we may not be able to satisfy funding requirements for our aircraft acquisition commitments under the Airbus A330 Agreement. These risks may be increased by the terms of the Airbus A330 Agreement, which requires significant progress payment commitments during the manufacturing process and which extends our future aircraft acquisition commitments into 2012. These risks may also be increased by the volatility and disruption in the capital and credit markets as noted in the risk factors described above. Further, if additional capital is raised through the issuance of additional equity securities, the interests of our then current common shareholders would be diluted. Newly issued equity securities may have rights, preferences or privileges senior to those of our common shares.

We may not be able to obtain long-term debt financing on attractive terms, which may require us to seek more costly or dilutive financing for our investments or to liquidate assets.

We intend to continue to finance our aircraft portfolio on a long-term basis. Amended Credit Facility No. 2 and the Revolving Credit Facility mature in December 2008 and it is unlikely that we will renew, extend or replace them in the near future. At September 30, 2008 we had four aircraft financed under Amended Credit Facility No. 2. Two of these aircraft have committed financing available under Term Financing No. 2, subject to certain conditions being satisfied. We expect to sell the third aircraft, provided that we satisfy the conditions for delivery under the sale agreement. If any of these conditions are not met, we will have to repay Amended Credit Facility No. 2 using cash on hand or cash from the sale of other assets. In addition, we anticipate refinancing our securitization transactions within five years of closing each such transaction. Conditions in the capital markets or bank debt market may make the issuance of aircraft lease-backed securities or other long-term debt financing more costly or otherwise less attractive to us when we anticipate refinancing a portfolio. We also may not be able to structure any future securitizations or other long-term debt financings to allow for distributions of excess cash flows to us at the same levels, or at all. If we are unable to finance these assets on a long-term basis on terms similar to our existing securitizations, we may be required to seek other forms of more costly, dilutive or otherwise less attractive financing or otherwise to liquidate the assets.

An increase in our borrowing costs may adversely affect our earnings and cash available for distribution to our shareholders; a decrease in interest rates may result in margin calls and losses on hedging contracts and reduce or adversely affect cash available for distribution to our shareholders.

We utilize credit facilities to finance a portion of the purchase price of our aircraft. As our credit facilities mature, we will be required to either refinance these instruments by entering into new credit facilities, which could result in higher borrowing costs, or repay them by using cash on hand or cash from the sale of our assets.

Our credit facilities are primarily London Interbank Offered Rate, or LIBOR, based floating-rate obligations and the interest expense we incur will vary with changes in the applicable LIBOR reference rate. As a result, to the extent we are not sufficiently hedged, changes in interest rates may increase our interest costs and may reduce the spread between the returns on our portfolio investments and the cost of our borrowings. A decrease in interest rates may result in margin calls under certain of our hedging contracts, which allow our hedging counterparty to require us to pledge cash collateral to secure a loss in value of such contracts resulting from a decrease in interest rates below levels prevailing when we entered into such contracts. We also may suffer economic loss if we terminate any such contracts before they mature in connection with a refinancing of our short-term credit facilities, or otherwise.

As of October 31, 2008, if interest rates were to increase by 100 basis points, we would expect the annual interest expense on our credit facilities to increase by approximately $3.3 million on an annualized basis, net of amounts received from our interest rate hedges. As of October 31, 2008, we had pledged $9.0 million to satisfy margin calls under our hedging contracts, and if interest rates were to decrease by one basis point, we would expect to be required to pledge an additional approximately $0.3 million to satisfy margin calls under our interest rate hedging arrangements. As of October 31, 2008, the aggregate fair value of our interest rate swaps and our interest rate forward contracts was a liability of $131.9 million.

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

We may not be able to pay or maintain dividends, and we may choose not to pay dividends, and the failure to pay dividends may adversely affect our share price.

On September 11, 2008, our board of directors declared a regular quarterly dividend of $0.25 per common share, or an aggregate of approximately $19.7 million, which was paid on October 15, 2008 to holders of record on September 30, 2008. These dividends may not be indicative of the amount of any future dividends. We intend to continue to pay regular quarterly dividends to our shareholders; however, our ability to pay, maintain or increase cash dividends to our shareholders is subject to the discretion of our board of directors and will depend on many factors, including our ability to finance our aircraft acquisition commitments, including pre-delivery payment obligations, our ability to renew or replace expiring credit facilities, our ability to negotiate favorable lease and other contractual terms, the level of demand for our aircraft, the economic condition of the commercial aviation industry generally, the financial condition and liquidity of our lessees, the lease rates we are able to charge and realize, our leasing costs, unexpected or increased expenses, the level and timing of capital expenditures, margin calls under our hedging contracts, principal repayments and other capital needs, the value of our aircraft portfolio, our compliance with loan to value, debt service coverage, interest rate coverage and other financial tests in our credit facilities, our results of operations, financial condition and liquidity, general business conditions, restrictions imposed by our securitizations or other credit facilities, legal restrictions on the payment of dividends and other factors that our board of directors deems relevant. Some of these factors are beyond our control and a change in any such factor could affect our ability to pay dividends on our common shares. In the future we may not choose to pay dividends or may not be able to pay dividends, maintain our current level of dividends, or increase them over time. Increases in demand for our aircraft and operating lease payments may not occur, and may not increase our actual cash available for dividends to our common shareholders. The failure to maintain or pay dividends may adversely affect our share price.

We are subject to risks related to our indebtedness that may limit our operational flexibility, our ability to compete with our competitors and our ability to pay dividends on our common shares.

General Risks

Our indebtedness subjects us to certain risks, including:

•	substantially all of our aircraft leases serve as collateral for our secured indebtedness and the terms of certain of our indebtedness require us to use proceeds from sales of aircraft, in part, to repay amounts outstanding under such indebtedness;

•	we may be required to dedicate a substantial portion of our cash flows from operations, if available, to debt service payments, thereby reducing the amount of our cash flow available to pay dividends, fund working capital, make capital expenditures and satisfy other needs;

•	our failure to comply with the terms of our indebtedness, including restrictive covenants contained therein, may result in additional interest being due or defaults that could result in the acceleration of the principal, and unpaid interest on, the defaulted debt, as well as the forfeiture of the aircraft pledged as collateral;

•	non-compliance with loan to value ratios, interest coverage or debt service coverage ratios, or other financial tests, would limit or eliminate available cash flows from the assets financed under the relevant financing; and

•	we are not permitted to pay dividends on our common shares to the extent a default or an event of default exists under the Revolving Credit Facility.

Risks relating to our long-term financings

The terms of our securitizations, which mature on June 20, 2031 and June 14, 2037, require us to satisfy certain financial covenants, including the maintenance of debt service coverage ratios during years four and five of the agreements. The provisions of our term financings which mature on September 23, 2013 and May 11, 2015 require us to comply with loan to value and debt service coverage or interest coverage tests. Our compliance with these covenants and tests depends substantially upon the timely receipt of lease payments from our lessees and upon the appraised value of the aircraft securing the relevant financing.

In particular, during the first five years from issuance, the securitizations have amortization schedules that require that lease payments be applied to reduce the outstanding principal balances of the indebtedness of the applicable securitization so that such balances remain at a constant level of the assumed future depreciated value of the applicable portfolio. If the debt service coverage ratio requirements are not met on two consecutive monthly payment dates in the fourth and fifth year following the closing dates of the applicable securitization and in any month following the fifth anniversary of the closing date, all excess securitization cash flow is required to be used to reduce the principal balance of the indebtedness of the applicable securitization and will not be available to us for other purposes, including paying dividends to our shareholders. Our other term financings contain loan to value and debt service coverage or interest coverage tests. Under certain circumstances, if we fail these tests, excess cash flow could be applied to pay down principal or a default could occur.

In addition, under the terms of the securitizations and term financings, certain transactions will require the consent or approval of one or more of the securitization trustees, the rating agencies that rated the applicable portfolio’s certificates, the financial guaranty insurance policy issuer for the applicable securitization or the banks providing the financing, including, as applicable, (i) sales of aircraft at prices below certain scheduled minimum amounts or, in any calendar year, in amounts in excess of 10% of the portfolio value at the beginning of that year, or if such sales would cause a breach of the agreed concentration limits or cause the number of aircraft financed to fall below agreed levels, (ii) the leasing of aircraft to the extent not in compliance with the lessee and geographic concentration limits, and the other operating covenants, (iii) modifying an aircraft if the cost thereof would exceed certain amounts or (iv) entering into any transaction between us and the applicable securitization entities not already contemplated in the applicable securitization or term financing. Absent the aforementioned consent, which we may not receive, the lessee and geographic concentration limits under the securitization or term financing will require us to re-lease the aircraft to a diverse set of customers, and may place limits on our ability to lease our aircraft to certain customers in certain jurisdictions, even if to do so would provide the best risk-adjusted returns at that time. In addition, because the financial guarantee insurance policy issuer is currently experiencing financial distress, it is unclear whether such policy issuer will be in a position to continue to respond to any request for consent to any such proposed transaction.

Risks relating to our credit facilities

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

At September 30, 2008, we had commitments to acquire a total of 12 aircraft in 2010 through 2012. If we are unable to obtain the necessary financing and if the various conditions to these commitments are not satisfied, we will be unable to close the purchase of some or all of the aircraft which we have commitments to acquire, including the aircraft under the Airbus A330 Agreement. If our aircraft acquisition commitments are not closed for these or other reasons, we will be subject to several risks, including the following:

•	forfeiting deposits and progress payments and having to pay and expense certain significant costs relating to these commitments, such as actual damages, and legal, accounting and financial advisory expenses, and will not realize any of the benefits of having the transactions completed; and

•	the focus of our management having been spent on these commitments instead of on pursuing other opportunities that could have been beneficial to us, without realizing any or all of the benefits of having the transaction completed.

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

The supply and demand for aircraft is affected by various cyclical and non-cyclical factors that are not under our control, including:

•	passenger and air cargo demand;

•	fuel costs and general economic conditions affecting our lessees’ operations;

•	geopolitical events, including war, prolonged armed conflict and acts of terrorism;

•	outbreaks of communicable diseases and natural disasters;

•	governmental regulation;

•	interest rates;

•	foreign exchange rates;

•	airline restructurings and bankruptcies;

•	the availability of credit;

•	changes in control of, or restructurings of, other aircraft leasing companies which may result in, among other things, significant asset sales;

•	manufacturer production levels and technological innovation;

•	retirement and obsolescence of aircraft models;

•	manufacturers merging or exiting the industry or ceasing to produce aircraft types;

•	reintroduction into service of aircraft previously in storage; and

•	airport and air traffic control infrastructure constraints.

These factors may produce sharp decreases or increases in aircraft values and lease rates, which would impact our cost of acquiring aircraft, which may cause us to fail loan to value tests in our financings, and which may result in lease defaults and also prevent the aircraft from being re-leased or, if desired, sold on favorable terms. This would have an adverse effect on our financial results and growth prospects and on our ability to meet our debt obligations and to pay dividends on our common shares.

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

Our owned aircraft portfolio is concentrated in certain aircraft types. In addition, we have a significant concentration of freighter aircraft in our portfolio and in our aircraft acquisition commitments, and we have growing exposure to risks in the cargo market. Should any of these aircraft types (or other types we acquire in the future) or Airbus or Boeing encounter technical, financial or other difficulties, a diminution in value of such aircraft, an inability to lease the aircraft on favorable terms or at all, or a potential grounding of such aircraft could occur. As a result, the inability to lease the affected aircraft types would likely have an adverse effect on our financial results to the extent the affected aircraft types comprise a significant percentage of our aircraft portfolio. The composition of our aircraft portfolio may therefore adversely affect our business and financial results. In addition, the abandonment or rejection of the lease of any of the aircraft by one or more carriers in reorganization proceedings under Chapters 11 or 7 of the U.S. Bankruptcy Code or comparable statutes in non-U.S. jurisdictions may diminish the value of such aircraft and will subject us to re-leasing risks.

The advanced age of some of our aircraft may expose us to higher than anticipated maintenance related expenses, which could adversely affect our financial results and our ability to pursue additional acquisitions.

As of September 30, 2008, based on net book value, 25% of our aircraft portfolio was 15 years or older. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Also, older aircraft typically are less fuel-efficient than newer aircraft and may be more difficult to re-lease or sell, particularly if due to airline insolvencies or other distress, older aircraft are competing with newer aircraft in the lease or sale market. Variable expenses like fuel, crew size or aging aircraft corrosion control or modification programs and related airworthiness directives could make the operation of older aircraft less economically feasible and may result in increased lessee defaults. We may also incur some of these increased maintenance expenses and regulatory costs upon acquisition or releasing of our aircraft. In addition, a number of countries have adopted or may adopt age limits on aircraft imports, which may result in greater difficulty placing affected aircraft on lease or re-lease on favorable terms. Any of these expenses, costs or risks will have a negative impact on our financial results and our ability to pursue additional acquisitions.

The New A330 Aircraft to be purchased under the Airbus A330 Agreement represent a new cargo variant of a passenger model and there is currently no well developed market for this aircraft model.

Under the Airbus A330 Agreement, we have committed to acquire twelve New A330 Aircraft with deliveries scheduled for 2010 through 2012. While the Airbus A330 family is a successful passenger configuration aircraft, there is no assurance that a robust market will develop for the A330-200F model, which forms part of our order commitment. If such a market fails to develop, or fails to develop sufficiently in advance of our delivery positions, we may not be able to lease the New A330 Aircraft at attractive lease rates or on favorable terms, which may adversely affect our financial condition and results of operation.

The failure of aircraft or engine manufacturers to meet their delivery commitments to us could adversely affect us.

Our ability to obtain our anticipated benefits under the Airbus A330 Agreement will depend in part on the performance of Airbus and the engine manufacturers we selected in meeting their obligations to us with respect to the timing of the deliveries. In 2006 and early 2007, Airbus made a series of announcements relating to production delays and cost overruns relating to the development of the new A380 model, and delays and redesign efforts relating to the development of the new A350-XWB. Airbus has also announced several changes in its senior management and a planned reduction in its workforce of 10,000. In addition, Airbus will reportedly experience delays in other programs and has generally experienced other economic difficulties. A failure by Airbus to produce the A330-200F model aircraft, or a failure on the part of Airbus or an engine manufacturer to meet delivery commitments with respect to the New A330 Aircraft, could adversely affect our ability to deliver the New A330 Aircraft to our customers and adversely affect our financial condition and results of operation.

We operate in a highly competitive market for investment opportunities in aviation assets and for the leasing of aircraft.

A number of entities compete with us to make the types of investments that we plan to make. We compete with public partnerships, investors and funds, commercial and investment banks and commercial finance companies with respect to our investments in debt investments. We compete with other operating lessors, airlines, aircraft manufacturers, financial institutions (including those seeking to dispose of repossessed aircraft at distressed prices), aircraft brokers and other investors with respect to aircraft acquisitions and aircraft leasing. The aircraft leasing industry is highly competitive and may be divided into three basic activities: (i) aircraft acquisition, (ii) leasing or re-leasing of aircraft, and (iii) aircraft sales. Competition varies among these three basic activities. Currently, our competition is comprised of aircraft leasing companies, including GE Commercial Aviation Services, International Lease Finance Corp., CIT Group, AerCap, Aviation Capital Group, Macquarie Aircraft Leasing, RBS Aviation Capital, AWAS, Babcock & Brown and BOC Aviation (formerly Singapore Aircraft Leasing Enterprise) and airlines.

Several of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, establish more relationships than us, and bid more aggressively on aviation assets available for sale and offer lower lease rates than us. For instance, we may not be able to grant privileged rental rates to airlines in return for equity investments or debt financings in order to lease aircraft and minimize the number of aircraft off lease (unless such equity investments or debt financings are in connection with the bankruptcy, reorganization or similar process of a lessee in settlement of expected or already delinquent obligations, as permitted under the terms of certain of our credit facilities). Certain of our competitors, however, may enter into similar arrangements with troubled lessees to restructure the obligations of those lessees while maximizing the number of aircraft remaining on viable leases to such lessees and minimizing their overall cost. Such disparity could make our acquisitions more costly, and impair our ability to effectively compete in the marketplace, maximize our revenues and grow our business. In addition, some competitors may provide financial services, maintenance services or other inducements to potential lessees that we cannot provide. As a result of competitive pressures, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objectives. Additionally, we may not be able to compete effectively against present and future competitors in the aircraft leasing market or aircraft sales market. The competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations.

We may not realize gains or income from our debt investments.

We seek to generate both current income and capital appreciation on our debt investments. The debt investments in which we invest may not appreciate in value, and, in fact, may decline in value and default on interest and/or principal payments, particularly in the current illiquid market environment. As of September 30, 2008, the obligors under our debt investments are predominantly U.S. airlines. During the past five years a number of North American passenger airlines filed Chapter 11 bankruptcy proceedings and several U.S. airlines ceased operations altogether.

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

Our business strategy entails the need to re-lease aircraft as our current leases expire in order to continue to generate sufficient revenues to meet our debt obligations, to finance our growth and operations and to pay dividends on our common shares. In certain cases, including the New A330 Aircraft, we commit to purchase aircraft that are not subject to lease. The ability to lease or re-lease aircraft at attractive rates will depend on general market and competitive conditions at the particular time. If we are not able to lease or re-lease an aircraft at favorable rates, including aircraft acquired pursuant to the Airbus A330 Agreement, we may need to attempt to sell the aircraft to provide adequate funds for debt payments and to otherwise finance our growth and operations. In addition, if we are unable to place one or more of the New A330 Aircraft on lease sufficiently in advance of the delivery dates for such aircraft, our ability to meet specification or equipment selection deadlines may be adversely affected, resulting in significant down-time or reconfiguration costs. Further, our ability to re-lease, lease or sell aircraft on favorable terms or at all or without significant off-lease time and transition costs is likely to be adversely impacted by risks affecting the airline industry.

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

As in the case of maintenance costs, we may incur other operational costs upon a lessee default or where the terms of the lease require us to pay a portion of those costs. Such costs include:

•	the costs of casualty, liability and political risk insurance and the liability costs or losses when insurance coverage has not been or cannot be obtained as required, or is insufficient in amount or scope;

•	the costs of licensing, exporting or importing an aircraft, airport charges, customs duties, air navigation charges, landing fees and similar governmental or quasi-governmental impositions, which can be substantial; and

•	penalties and costs associated with the failure of lessees to keep the aircraft registered under all appropriate local requirements or obtain required governmental licenses, consents and approvals.

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

While we do not directly control the operation of any of our aircraft, by virtue of holding title to the aircraft directly or through a special purpose entity, in certain jurisdictions around the world aircraft lessors are held strictly liable for losses resulting from the operation of aircraft or may be held liable for those losses based on other legal theories.

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

Emerging markets are countries which have less developed economies that are vulnerable to economic and political problems, such as significant fluctuations in gross domestic product, interest and currency exchange rates, civil disturbances, government instability, nationalization and expropriation of private assets and the imposition of taxes or other charges by governments. The occurrence of any of these events in markets served by our lessees and the resulting instability may adversely affect our ownership interest in an aircraft or the ability of lessees which operate in these markets to meet their lease obligations and these lessees may be more likely to default than lessees that operate in developed economies. For the three months ended September 30, 2008, 32 of our lessees which operated 68 aircraft and generated lease rental revenue representing 51% of our total revenue are domiciled or habitually based in emerging markets.

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

We operate as a supplier to airlines and are indirectly impacted by all the risks facing airlines today. Our ability to succeed is dependent upon (i) the financial strength of our lessees, (ii) the ability to diligently and appropriately assess the credit risk of our lessees and (iii) the ability of lessees to perform their contractual obligations to us. The ability of each lessee to perform its obligations under its lease will depend primarily on the lessee’s financial condition and cash flow, which may be affected by factors beyond our control, including:

•	competition;

•	fare levels;

•	air cargo rates;

•	passenger and air cargo demand;

•	availability of financing and other circumstances affecting airline liquidity, including covenants in financings, terms imposed by credit card issuers and collateral posting requirements contained in fuel hedging contracts;

•	geopolitical and other events, including war, acts of terrorism, outbreaks of epidemic diseases and natural disasters;

•	aircraft accidents;

•	operating costs, including the price and availability of jet fuel and labor costs;

•	labor difficulties;

•	economic conditions, including recession, financial system distress and currency fluctuations in the countries and regions in which the lessee operates or from which the lessee obtains financing;

•	losses on investments, including auction rate securities; and

•	governmental regulation of or affecting the air transportation business.

As a general matter, airlines with weak capital structures are more likely than well-capitalized airlines to seek operating leases, and, at any point in time, investors should expect a varying number of lessees and sub-lessees to experience payment difficulties. As a result of their weak financial condition, a large portion of lessees over time may be significantly in arrears in their rental or maintenance payments. Many of our existing lessees are in a weak financial condition and suffer liquidity problems, and this is likely to be the case in the future and with other lessees and sub-lessees of our aircraft as well, particularly in a softening economic environment. These liquidity issues will be more likely to lead to airline failures in the context of the current financial system distress, with additional liquidity being more difficult and expensive to source. In addition, many of our lessees are exposed to currency risk due to the fact that they earn revenues in their local currencies and certain of their liabilities and expenses are denominated in U.S. dollars, including lease payments to us. Given the size of our aircraft portfolio, we expect that some lessees from time to time, and possibly in the near future, will be slow in making or will fail to make their payments in full under the leases.

We may not correctly assess the credit risk of each lessee or charge risk-adjusted lease rates, and lessees may not be able to continue to perform their financial and other obligations under our leases in the future. A delayed, missed or reduced rental payment from a lessee decreases our revenues and cash flow and may adversely affect our ability to make payments on our indebtedness, or to comply with debt service coverage or interest coverage ratios, and to pay dividends on our common shares. While we may experience some level of delinquency under our leases, default levels may increase over time, particularly as our aircraft portfolio ages and if economic conditions continue to deteriorate. A lessee may experience periodic difficulties that are not financial in nature, which could impair its performance of maintenance obligations under the leases. These difficulties may include the failure to perform under the required aircraft maintenance program in a sufficient manner and labor-management disagreements or disputes.

We will typically not be in possession of any aircraft while the aircraft are on lease to the lessees. Consequently, our ability to determine the condition of the aircraft or whether the lessees are properly maintaining the aircraft will be limited to periodic inspections we perform or that are performed on our behalf by third-party service providers or aircraft inspectors, and even these periodic inspections will be summary in nature and will not necessarily reveal any maintenance shortfalls which may exist. A continuous failure by a lessee to meet its maintenance obligations under the relevant lease could:

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

In the event that a lessee defaults under a lease, any security deposit paid or letter of credit provided by the lessee may not be sufficient to cover the lessee’s outstanding or unpaid lease obligations and required maintenance and transition expenses.

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

Our business is exposed to local economic and political conditions that can influence the performance of lessees located in a particular region. Such adverse economic and political conditions include additional regulation or, in extreme cases, requisition. In 2008, the combination of an unprecedented rise in the price of fuel, inability of many companies to access the capital markets and a slowing economy has impacted the global aviation market, causing a number of bankruptcies and severely weakening the financial position of others. The effect of these conditions on payments to us will be more or less pronounced, depending on the concentration of lessees in the region with adverse conditions. For the quarter ended September 30, 2008, lease rental revenues, as a percentage of total revenues, from lessees in the following regions, were 45% in Europe, 12% in North America, 24% in Asia (including 9% in China and 10% in India), 8% in Latin America, and 10% in the Middle East and Africa.

European Concentration

Lease rental revenues from 32 lessees based in Europe accounted for 45% of our total revenues for the quarter ended September 30, 2008. Commercial airlines in Europe face, and can be expected to continue to face, increased competitive pressures, in part as a result of the deregulation of the airline industry by the European Union and the resultant development of low-cost carriers.

European countries generally have relatively strict environmental regulations and traffic constraints that can restrict operational flexibility and decrease aircraft productivity, which could significantly increase aircraft operating costs of all aircraft, including our aircraft, thereby adversely affecting lessees. The airline industry in European countries, as in the rest of the world generally, is highly sensitive to general economic conditions. A recession or other worsening of economic conditions or a terrorist attack in one or more of these countries, particularly if combined with high and volatile fuel prices and a weakening Euro or other local currency, may have a material adverse effect on the ability of European lessees to meet their financial and other obligations under our leases.

The global financial crisis has brought the financial systems of certain countries to near collapse, including Iceland. The crisis has resulted in the nationalization of several Icelandic banks, large fluctuations in the value of the Icelandic Kroner, and an inability to transfer funds out of Iceland. The government is seeking an IMF loan as well as loans from other countries to stabilize the situation, however the restrictions currently placed on the banking system have impacted the ability of certain Icelandic companies (as well as those connected with certain Icelandic companies) to operate its business. A prolonged restriction on the banking system in Iceland, as well as an inability by Iceland to secure external financing may have a material adverse effect on the ability of certain lessees to meet their financial obligations and other obligations under our leases.

North American Concentration

Lease rental revenues from 6 lessees based in North America accounted for 12% of our total revenues for the quarter ended September 30, 2008. Despite recent improvements in the financial position of many carriers, airlines remain highly susceptible to macroeconomic and geopolitical factors outside their control. During the past 15 years a number of North American passenger airlines filed Chapter 11 bankruptcy proceedings and several U.S. airlines ceased operations altogether. The outbreak of war and prolonged conflict in Iraq and the September 11, 2001 terrorist attacks in the United States have resulted in tightened security measures and reduced demand for air travel, which, together with high and volatile fuel costs, have imposed additional financial burdens on most U.S. airlines.

Asian Concentration

Lease rental revenues from 11 lessees based in Asia accounted for 24% of our total revenues for the quarter ended September 30, 2008. The outbreak of SARS in 2003 had the largest negative impact on Asia, particularly China, Hong Kong and Taiwan. More recently, the Asian airline industry is demonstrating signs of recovery; however, a recurrence of SARS or the outbreak of another epidemic disease, such as avian influenza, which many experts think would originate in Asia, would likely adversely affect the Asian airline industry.

Lease rental revenues from five lessees based in China accounted for 9% of our total revenues for the year ended September 30, 2008. Major obstacles to the Chinese airline industry’s development exist, including the continuing government control and regulation of the industry, as evidenced by a moratorium on all types of visas during the Beijing Olympics. If such control and regulation persists or expands, the Chinese airline industry would likely experience a significant decrease in growth or restrictions on future growth, and it is conceivable that our interests in aircraft on-lease to or our ability to lease to Chinese carriers could be adversely affected. In addition, a recession in the rest of the world could adversely impact China’s growth, and high and volatile fuel prices will put pressure on airline performance, and in either case adversely impact the ability of Chinese airlines to perform their obligations under our leases.

Lease rental revenues from three lessees in India accounted for 10% of our total revenue for the quarter ended September 30, 2008. India has, until recently, experienced limited passenger air transport growth, but significant growth is forecast over the next 20 years. Moreover, the financial performance of Indian airlines over the past ten years has been volatile. In response, Indian airlines have placed substantial new equipment orders and it is not clear that passenger demand, or airport and passenger handling infrastructure and pilot training capacity, will support these planned fleet increases. If Indian airlines are unable to integrate their own new aircraft commitments, or if high and volatile fuel prices affect their ability to attract financing, the financial performance of Indian airlines may be adversely affected, having an adverse effect on our ability to collect rentals.

Latin American Concentration

Lease rental revenues from five lessees based in Latin America accounted for 8% of our total revenues for the quarter ended September 30, 2008. Air travel in Latin America continues to grow strongly, fueled by economic improvement and the introduction of low cost carriers to the region. Brazil, Latin America’s largest aviation market, has been plagued by two recent major accidents, both of which raised questions as to the adequacy of its transportation infrastructure to support future growth. Brazilian airlines have large capacity additions planned, including the launch of a new Brazilian LCC, and any restrictions imposed on airport or other infrastructure usage or further degradation of the region’s aviation safety record, and high and volatile fuel prices, could have a material adverse effect on carriers’ financial performance and thus our ability to collect lease payments.

Middle East and African Concentration

Lease rental revenues from six lessees based in the Middle East and Africa accounted for 10% of our total revenues for the quarter ended September 30, 2008. Middle Eastern, and particularly Gulf based carriers, have a large number of aircraft on order and continue to capitalize on the region’s favorable geographic position as an East-West transfer hub. However, ongoing geopolitical tension is a risk to airlines and any aviation related act of terrorism in the region could adversely affect financial performance.

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

Fuel prices currently remain high and extremely volatile. The continuing high cost of fuel has had, and sustained high costs in the future may continue to have, a material adverse impact on airlines’ profitability (including our lessees). Due to the competitive nature of the airline industry, airlines have been, and may continue to be, unable to pass on increases in fuel prices to their customers by increasing fares in a manner that fully off-sets the costs incurred. In addition, airlines may not be able to manage this risk by appropriately hedging their exposure to fuel price fluctuations. If fuel prices remain at historically high levels or increase further due to future terrorist attacks, acts of war, armed hostilities, natural disasters or for any other reason, they are likely to cause our lessees to incur higher costs and/or generate lower revenues, resulting in an adverse impact on their financial condition and liquidity. Consequently, these conditions may (i) affect our lessees’ ability to make rental and other lease payments, (ii) result in lease restructurings and/or aircraft repossessions, (iii) increase our costs of servicing and marketing our aircraft, (iv) impair our ability to re-lease the aircraft or re-lease or otherwise dispose of the aircraft on a timely basis at favorable rates or terms, or at all, and (v) reduce the proceeds received for the aircraft upon any disposition. These results could have an adverse effect on our financial results and growth prospects.

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

As a result of reduced fares, international economic conditions, a significant increase in oil prices, the September 11, 2001 terrorist attacks in the United States, the war and prolonged conflict in Iraq and outbreaks of epidemic diseases such as SARS and avian influenza, the aviation industry as a whole suffered significant losses since 2001 and such losses are expected to continue for the foreseeable future for certain parts of the industry. Many airlines, including a significant number of our lessees, have announced or implemented reductions in capacity, service and workforce in response to reductions in passenger demands and fares. In addition, since September 11, 2001, several U.S. airlines have sought to reorganize (and, in certain instances, have reorganized) under Chapter 11 of the U.S. Bankruptcy Code, including United Air Lines, Inc., Delta Air Lines Inc., Northwest Airlines Corp., US Airways, Inc. (one of our largest customers), Hawaiian Airlines, ATA Airlines, Inc., Atlas Air Worldwide Holdings, Inc., Aloha Airlines, Skybus Airways, EOS Lines, Frontier Airlines, Gemini Air Cargo, Tradewinds Airlines, and further U.S. airline reorganizations are possible. Certain European and Latin American airlines, including Sabena Air Lines, Swiss Air Transport Company Limited, Volare Airlines S.p.A., Varig Brazilian Airlines, Avianca, Futura International Airways, XL Airways, Alitalia Linee Aree Italiane S.p.A., Sterling Airlines A/S, and Far Eastern Air Transport, have also filed for protection under applicable bankruptcy laws. In addition, Air Canada (the largest Canadian airline) filed for protection under Canada’s Companies’ Creditors Arrangement Act. Historically, airlines involved in reorganizations have undertaken substantial fare discounting to maintain cash flows and to encourage continued customer loyalty. Such fare discounting has led to lower profitability for all airlines, including certain of our lessees. The bankruptcies and reduced demand generally have led to the grounding of significant numbers of aircraft and negotiated reductions in aircraft lease rental rates, with the effect of depressing aircraft market values. In addition, requests for additional labor concessions may result in significant labor disputes which could lead to strikes or slowdowns or may otherwise adversely affect labor relations, thereby worsening the financial condition of the airline industry and placing downward pressure on lease rates and aircraft values. Additional reorganizations by airlines under Chapter 11 or liquidations under Chapter 7 of the U.S. Bankruptcy Code or other bankruptcy or reorganization laws in other countries or further rejection of aircraft leases or abandonment of aircraft by airlines in a Chapter 11 proceeding under the U.S. Bankruptcy Code or equivalent laws in other countries may have already exacerbated and would be expected to further exacerbate such depressed aircraft values and lease rates. Additional grounded aircraft and lower market values would adversely affect our ability to sell certain of our aircraft on favorable terms, or at all, or re-lease other aircraft at favorable rates comparable to the then current market conditions, which collectively would have an adverse effect on our financial results and growth prospects.

Risks Related to Our Organization and Structure

If the ownership of our common shares continues to be highly concentrated, it may prevent you and other minority shareholders from influencing significant corporate decisions and may result in conflicts of interest.

As of September 30, 2008, entities affiliated with Fortress funds and an officer of Fortress beneficially own 30,560,875 shares, or approximately 38.9% of our common shares. As a result, Fortress may be able to control fundamental corporate matters and transactions, including: the election of directors; mergers or amalgamations (subject to prior board approval), consolidations or acquisitions; the sale of all or substantially all of our assets; in certain circumstances, the amendment of our bye-laws; and our winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by our other shareholders. The interests of the Fortress funds may not always coincide with our interests or the interests of our other shareholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of our company. Also, the Fortress funds may seek to cause us to take courses of action that, in their judgment, could enhance their investment in us, but which might involve risks to our other shareholders or adversely affect us or our other shareholders. In addition, under our Shareholders Agreement between us and the Fortress funds, based on the current ownership of our common stock by entities affiliated with Fortress funds, an affiliate of Fortress is entitled to designate three directors for election to our board of directors. Also, a sale of shares by one or more of the Fortress funds could add further downward pressure on the market price of our common shares. As a result of these or other factors, the market price of our common shares could decline or shareholders might not receive a premium over the then-current market price of our common shares upon a change in control. In addition, this concentration of share ownership may adversely affect the trading price of our common shares because investors may perceive disadvantages in owning shares in a company with a significant shareholder.

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

The market price or trading volume of our common shares could be highly volatile and may decline significantly in the future in response to various factors, many of which are beyond our control, including:

•	variations in our quarterly or annual operating results;

•	failure to meet our earnings estimates;

•	actual or perceived reduction in our growth or expected future growth;

•	actual or anticipated accounting issues;

•	publication of research reports about us, other aircraft lessors or the aviation industry or the failure of securities analysts to cover our common shares;

•	additions or departures of key management personnel;

•	increased volatility in the capital markets and more limited access to debt financing, which may result in increased cost of, or less favorable terms for, debt financing or may result in sales to satisfy margin calls or other pressure on holders to sell our shares;

•	adverse market reaction to any indebtedness we may incur or preference or common shares we may issue in the future;

•	changes in or elimination of our dividend;

•	actions by shareholders;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments;

•	speculation in the press or investment community;

•	increases in market interest rates that may lead purchasers of our common shares to demand a higher dividend yield;

•	redemptions at investment funds that own our shares;

•	changes or proposed changes in laws or regulations affecting the aviation industry or enforcement of these laws and regulations, or announcements relating to these matters; and

•	general market, political and economic conditions and local conditions in the markets in which our lessees are located.

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

As of September 30, 2008, there were 78,622,011 shares issued and outstanding, all of which are freely transferable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. The remaining outstanding common shares will be deemed “restricted securities” as that term is defined in Rule 144 under the Securities Act.

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

As of September 30, 2008, we had an aggregate of 168,684,420 common shares authorized but unissued and not reserved for issuance under our incentive plan. We may issue all of these common shares without any action or approval by our shareholders. We intend to continue to actively pursue acquisitions of aviation assets and may issue common shares in connection with these acquisitions. Any common shares issued in connection with our acquisitions, our incentive plan, the exercise of outstanding share options or otherwise would dilute the percentage ownership held by existing shareholders.

Risks Related to Taxation

If we were treated as engaged in a trade or business in the United States, we would be subject to U.S. federal income taxation on a net income basis, which would adversely affect our business and result in decreased cash available for distribution to our shareholders.

If, contrary to expectations, we were treated as engaged in a trade or business in the United States, the portion of our net income, if any, that was “effectively connected” with such trade or business would be subject to U.S. federal income taxation at a maximum rate of 35%. In addition, we would be subject to the U.S. federal branch profits tax on its effectively connected earnings and profits at a rate of 30%. The imposition of such taxes would adversely affect our business and would result in decreased cash available for distribution to our shareholders.

If there is not sufficient trading in our shares, Aircastle Bermuda and certain of our Irish subsidiaries could lose their eligibility for an exemption from U.S. federal income taxation on rental income from their aircraft used in “international traffic” and could be subject to U.S. federal income taxation on a net income basis which would adversely affect our business and result in decreased cash available for distribution to our shareholders.

Beginning in the 2008 taxable year, Aircastle Bermuda and certain of our Irish subsidiaries expect to qualify for an exemption from U.S. federal income taxation under Section 883 of the Internal Revenue Code of 1986, as amended, with respect to income derived from aircraft used in “international traffic”. For this purpose, “international traffic” includes all flights other than those that are conducted from one point in the United States to another point in the United States. To qualify for this exemption in respect of rental income derived from international traffic, in addition to satisfying certain other requirements, our shares must be primarily and regularly traded on a recognized exchange for more than half the days of the taxable year. Our shares will be considered to be primarily and regularly traded on a recognized exchange in any taxable year if: (1) the number of trades in our shares effected on such recognized stock exchanges exceed the number of our shares (or direct interests in our shares) that are traded during the year on all securities markets; (2) trades in our shares are effected on such stock exchanges in more than de minimis quantities on at least 60 days during every calendar quarter in the year; and (3) the aggregate number of our shares traded on such stock exchanges during the taxable year is at least 10% of the average number of our shares outstanding in that class during that year. If our shares cease to be treated as regularly traded in a taxable year, then we may no longer be eligible for the section 883 exemption for such taxable year. In such case, each of Aircastle Bermuda’s and, if they were to fail to qualify for the benefits of the Irish Treaty, certain of our Irish subsidiaries’ U.S. source rental income may be subject to U.S. federal income taxation at a maximum rate of 35% as well as state and local taxation. In addition, each of Aircastle Bermuda and, if they were to fail to qualify for the benefits of the Irish Treaty, certain of our Irish subsidiaries may be subject to the U.S. federal branch profits tax on its effectively connected earnings and profits at a rate of 30%. The imposition of such taxes would adversely affect our business and would result in decreased cash available for distribution to our shareholders.

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

For years prior to 2008, we adopted certain operating procedures designed to limit the amount of income generated by Aircastle Bermuda that is treated as effectively connected with a U.S. trade or business. Accordingly, it is generally expected that Aircastle Bermuda’s U.S. source rental income in taxable years prior to 2008 will be subject to U.S. federal taxation, on a gross income basis, at a rate not in excess of 4%. If, contrary to expectations, we did not comply with certain administrative guidelines of the Internal Revenue Service, such that 90% or more of Aircastle Bermuda’s U.S. source rental income were attributable to the activities of personnel based in the United States in taxable years prior to 2008, Aircastle Bermuda’s U.S. source rental income in such taxable years could be treated as income effectively connected with the conduct of a trade or business in the United States. In such case, Aircastle Bermuda’s U.S. source rental income in such taxable years would be subject to U.S. federal income taxation on its net income at a maximum rate of 35% and as well as state and local taxation. In addition, Aircastle Bermuda would be subject to the U.S. federal branch profits tax on its effectively connected earnings and profits in such taxable years at a rate of 30%. The imposition of such taxes would adversely affect our business and would result in decreased cash available for distribution to our shareholders.

One or more of our Irish subsidiaries could fail to qualify for treaty benefits, which would subject certain of their income to U.S. federal income taxation, which would adversely affect our business and result in decreased cash available for distribution to our shareholders.

Qualification for the benefits of the Irish Treaty depends on many factors, including being able to establish the identity of the ultimate beneficial owners of our common shares. Each of the Irish subsidiaries may not satisfy all the requirements of the Irish Treaty and thereby may not qualify each year for the benefits of the Irish Treaty or may be deemed to have a permanent establishment in the United States. Moreover, the provisions of the Irish Treaty may change. Failure to so qualify, or to be deemed to have a permanent establishment in the United States, could result in the rental income from aircraft used for flights within the United States being subject to U.S. federal income taxation at a maximum rate of 35% (plus the 30% U.S. federal branch profits tax on effectively connected earnings and profits). The imposition of such taxes would adversely affect our business and would result in decreased cash available for distribution to our shareholders.

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

We expect to continue to be treated as a PFIC and a CFC for U.S. federal income tax purposes. If you are a U.S. person and own less than 10% of our voting shares and do not make a qualified electing fund, or QEF, election with respect to us and our PFIC subsidiary, you would be subject to special deferred tax and interest charges with respect to certain distributions on our common shares, any gain realized on a disposition of our common shares and certain other events. The effect of these deferred tax and interest charges could be materially adverse to you. Alternatively, if you are such a shareholder and make a QEF election for us, or you own 10% or more of our voting shares, you will not be subject to those charges, but could recognize taxable income in a taxable year with respect to our common shares in excess of any distributions that we make to you in that year, thus giving rise to so-called “phantom income” and to a potential out-of-pocket tax liability.

Distributions made to you if you are a U.S. person that is an individual will not be eligible for taxation at reduced tax rates generally applicable to dividends paid by certain United States corporations and “qualified foreign corporations” on or after January 1, 2003. The more favorable rates applicable to regular corporate dividends could cause individuals to perceive investment in our shares to be relatively less attractive than investment in the shares of other corporations, which could adversely affect the value of our shares.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

3.1	Memorandum of Association†
3.2	Bye-laws†
4.1	Specimen Share Certificate†
4.2	Amended and Restated Shareholders Agreement among Aircastle Limited and Fortress Investment Fund III LP, Fortress Investment Fund III (Fund B) LP, Fortress Investment Fund III (Fund C) LP, Fortress Investment Fund III (Fund D) L.P., Fortress Investment Fund III (Fund E) LP, Fortress Investment Fund III (Coinvestment Fund A) LP, Fortress Investment Fund III (Coinvestment Fund B) LP, Fortress Investment Fund III (Coinvestment Fund C) LP, Fortress Investment Fund III (Coinvestment Fund D) L.P., Drawbridge Special Opportunities Fund LP, Drawbridge Special Opportunities Fund Ltd. and Drawbridge Global Macro Master Fund Ltd.†
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Owned Aircraft Portfolio at September 30, 2008

†	Incorporated by reference to the Company’s registration statement on Form S-1, filed with the SEC on June 2, 2006, as amended on July 10, 2006, July 25, 2006 and August 2, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 17, 2008

AIRCASTLE LIMITED
(Registrant)

By:	/s/ Aaron Dahlke
Aaron Dahlke
Chief Accounting Officer and Authorized Officer