Form 10-K
period 2008-12-31
Aircastle LTD
filed 2009-03-02
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2008
or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission file number 001-32959
AIRCASTLE LIMITED
(Exact name of Registrant as Specified in its Charter)

Bermuda	98-0444035
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.	)

300 First Stamford Place, 5th Floor, Stamford, Connecticut 06902
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code:  (203) 504-1020

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

Common Shares, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☒

The aggregate market value of the Registrant’s Common Shares based upon the closing price on the New York Stock Exchange on June 30, 2008 (the last business day of registrant’s most recently completed second fiscal quarter), beneficially owned by non-affiliates of the Registrant was approximately $393.3 million. For purposes of the foregoing calculation, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and executive officers and shareholders owning 10% or more of the outstanding common shares of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

As of February 20, 2009, there were 79,109,861 outstanding shares of the registrant’s common shares, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Documents of Which Portions	Parts of Form 10-K into Which Portion
Are Incorporated by Reference	of Documents Are Incorporated

Proxy Statement for Aircastle Limited	Part III
2009 Annual General Meeting of Shareholders	(Items 10, 11, 12, 13 and 14)

SAFE HARBOR STATEMENT UNDER THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain items in this Annual Report on Form 10-K (this “report”), and other information we provide from time to time, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not necessarily limited to, statements relating to our ability to acquire, sell and lease aircraft, raise capital, pay dividends, and increase revenues, earnings and EBITDA and the global aviation industry and aircraft leasing sector. Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “target(s),” “project(s),” “predict(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s),” “estimate(s)” and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements; Aircastle Limited can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any forward-looking statements contained in this report. Factors that could have a material adverse effect on our operations and future prospects or that could cause actual results to differ materially from Aircastle Limited’s expectations include, but are not limited to, prolonged capital markets disruption and volatility, which may adversely affect our continued ability to obtain additional capital to finance our working capital needs, our pre-delivery payment obligations and other aircraft acquisition commitments and our ability to extend or replace our existing financings; our exposure to increased bank and counterparty risk caused by credit and capital markets disruptions; our ability to acquire aircraft at attractive prices and to raise or borrow capital at attractive rates to fund future aircraft acquisitions; our ability to find new ways to raise capital, including managing investment funds or other entities; our continued ability to obtain favorable tax treatment in Bermuda, Ireland and other jurisdictions; our ability to pay dividends; our ability to lease aircraft at favorable rates; an adverse change in the value of our aircraft; the possibility that conditions to closing of certain transactions will not be satisfied; general economic conditions and economic conditions in the markets in which we operate; competitive pressures within the industry and/or markets in which we operate; a continuing economic slow-down, high or volatile fuel prices, lack of access to capital and other factors affecting the creditworthiness of our airline customers and their ability to continue to perform their obligations under our leases; interest rate fluctuations; termination payments on our interest rate hedges; our ability to obtain certain required licenses and approvals; the impact of future terrorist attacks or wars on the airline industry; our concentration of customers, including geographical concentration; and other risks detailed from time to time in Aircastle Limited’s filings with the Securities and Exchange Commission ( the “SEC”), including as described in Item 1A. “Risk Factors” and elsewhere in this report. In addition, new risks and uncertainties emerge from time to time, and it is not possible for Aircastle to predict or assess the impact of every factor that may cause its actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this report. Aircastle Limited expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

WEBSITE AND ACCESS TO COMPANY’S REPORTS

The Company’s Internet website can be found at www.aircastle.com. Our annual reports on Forms 10-K and 10-K/A, quarterly reports on Forms 10-Q and 10-Q/A, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website under “Investors — SEC Filings” as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.

Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and Board of Directors committee charters (including the charters of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee) are available free of charge through our website under “Investors - Corporate Governance”. In addition, our Code of Ethics for the Chief Executive and Senior Financial Officers, which applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Treasurer and Controller, is available in print, free of charge, to any shareholder upon request to Investor Relations, Aircastle Limited, c/o Aircastle Advisor LLC, 300 First Stamford Place, 5th Floor, Stamford, Connecticut 06902.

The information on the Company’s website is not part of, or incorporated by reference, into this report, or any other report we file with, or furnish to, the SEC.

PART I.

ITEM 1 —	BUSINESS

Unless the context suggests otherwise, references in this report to “Aircastle,” the “Company,” “we,” “us,” or “our” refer to Aircastle Limited and its subsidiaries. References in this report to “AL” refer only to Aircastle Limited. References in this report to “Aircastle Bermuda” refer to Aircastle Holding Corporation Limited and its subsidiaries. References in this report to “Fortress” refer to Fortress Investment Group LLC, affiliates of which manage the Fortress funds, and certain of its affiliates and references to the “Fortress funds” or “Fortress Shareholders” refer to AL shareholders which are managed by affiliates of Fortress. Throughout this report, when we refer to our aircraft, we include aircraft that we have transferred into grantor trusts or similar entities for purposes of financing such assets through securitizations and term financings. These grantor trusts or similar entities are consolidated for purposes of our financial statements. All amounts in this report are expressed in U.S. dollars and the financial statements have been prepared in accordance with U.S. generally accepted accounting principles or GAAP.

We are a global company that acquires, leases and sells high-utility commercial jet aircraft to passenger and cargo airlines throughout the world. High-utility aircraft are generally modern, operationally efficient jets with a large operator base and long useful lives. As of December 31, 2008, our aircraft portfolio consisted of 130 aircraft that were leased to 55 lessees located in 31 countries, and managed through our offices in the United States, Ireland and Singapore. Typically, our aircraft are subject to net operating leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs, although in a majority of cases, we are obligated to pay a portion of specified maintenance or modification costs. From time to time, we also make investments in other aviation assets, including debt investments secured by commercial jet aircraft. Our revenues and income from continuing operations for the year ended December 31, 2008 were $582.6 million and $115.3 million, respectively, and for the fourth quarter 2008 were $157.8 million and $24.7 million, respectively.

The commercial air travel and air freight markets have been long-term growth sectors, generally increasing with world economic activity roughly at a rate of 1.5 to 2 times that of global GDP growth. Over time, the growth in air travel and air cargo activity has stimulated increases in the world aircraft fleet including demand for leased aircraft. However, demand for aircraft is subject to volatility arising from cyclical economic forces and other disturbances affecting air travel and cargo market traffic. Notwithstanding the significant current economic slowdown, the worldwide mainline commercial fleet (passenger aircraft with 100 seats or more and freighters) is expected to grow at an average annual rate, net of retirements, of approximately 3.5% to 4.0%.

The current worldwide economic slowdown is depressing air traffic and cargo volumes considerably. While passenger traffic grew by 1.6% and cargo traffic fell by 4.0% for the full year 2008, according to the International Air Transport Association, or IATA, more recent data shows a distinct drop-off. During December 2008, passenger and cargo air traffic decreased by 4.6% and 22.6%, respectively, according to IATA. Early data for 2009 indicates that this year will be a challenging one for the aviation industry. However, we believe that over the longer-term, passenger and cargo traffic will return to solid growth rates once the global economy recovers, and that demand for high-utility aircraft will strengthen as a result. Going forward, we believe the market will be driven to a large extent by expansion in larger emerging markets and rising levels of per capita air travel.

The market for mainline commercial aircraft is highly fragmented, with nearly 1,000 owners, including airlines, other aircraft lessors and financial institutions, and as a group, aircraft lessors account for an increasing share of the world’s fleet. However, as a result of the current economic slowdown and financial markets disruptions, not only will it be more difficult for leasing companies to continue growing, but the composition of this market may undergo substantial changes, which may present both risks and opportunities for our company.

We intend to pay quarterly dividends; however, our ability to pay quarterly dividends will depend upon many factors, including those described in Item 1A. “Risk Factors’, and elsewhere in this report. The table below is a summary of our dividend history. These dividends may not be indicative of the amount of any future dividends.

	Dividend		Aggregate
	per Common		Dividend
Declaration Date	Share		Amount	Record Date	Payment Date

July 20, 2006	$0.35		$14,367	July 26, 2006	July 31, 2006
August 2, 2006	$0.156	(1)	6,403	August 1, 2006	August 15, 2006
October 9, 2006	$0.194	(1)	9,992	October 31, 2006	November 15, 2006
December 13, 2006	$0.4375		22,584	December 29, 2006	January 15, 2007
March 14, 2007	$0.50		33,634	March 30, 2007	April 13, 2007
June 14, 2007	$0.60		40,460	June 29, 2007	July 13, 2007
September 13, 2007	$0.65		43,822	September 28, 2007	October 15, 2007
December 11, 2007	$0.70		55,004	December 31, 2007	January 15, 2008
March 24, 2008	$0.25		19,640	March 31, 2008	April 15, 2008
June 11, 2008	$0.25		19,647	June 30, 2008	July 15, 2008
September 11, 2008	$0.25		19,655	September 30, 2008	October 15, 2008
December 22, 2008	$0.10		7,862	December 31, 2008	January 15, 2009

(1)	Total dividend for quarter of $0.35

Competitive Strengths

We believe that the following competitive strengths will allow us to capitalize on future growth opportunities in the global aviation industry:

•	Diversified portfolio of high-utility aircraft. We have a portfolio of high-utility aircraft that is diversified with respect to geographic markets, lessees, end markets (i.e., passenger and freight), lease maturities and aircraft type. As of December 31, 2008, our aircraft portfolio consisted of 130 aircraft comprising a variety of passenger and freighter aircraft types that were leased to 55 lessees located in 31 countries, and had lease maturities ranging from 2009 to 2020. Our lease expirations are well dispersed, with a weighted average remaining lease term of 5.1 years for aircraft we owned at December 31, 2008. While we seek to place our aircraft on lease to operators and on terms that provide the best risk-adjusted returns, many airlines are in a weak financial condition and suffer from liquidity problems. Accordingly, we believe that our focus on portfolio diversification reduces the risks associated with individual lessee defaults and adverse geopolitical or economic issues, and results in generally predictable cash flows.

•	Experienced management team with significant expertise. Our management team has significant experience in the acquisition, leasing, financing, technical management, restructuring/repossession and sale of aviation assets. This experience enables us to access a wide array of placement opportunities throughout the world and also evaluate a broad range of potential investments and sales opportunities in the global aviation industry. With extensive industry contacts and relationships worldwide, we believe our management team is highly qualified to manage and grow our aircraft portfolio and to address our long-term capital needs. In addition, our senior management personnel have extensive experience managing lease restructuring and aircraft repossessions, which we believe is critical to mitigate our customer default exposure.

•	Existing fleet financed on a long-term basis. Our aircraft are currently financed in four separate long-term asset-based financings with the earliest maturity date being in 2013, thereby limiting our near-term financial markets exposure on our owned aircraft portfolio. These limited-recourse financings provide for reasonably predictable debt service payments that, subject to meeting certain financial tests, provide the company with excess cash flow generally during the first five years from closing.

•	Disciplined acquisition approach and broad sourcing network. We evaluate the risk-adjusted return of any potential acquisition first as a discrete investment and then from a portfolio management perspective. To evaluate potential acquisitions, we employ a rigorous due diligence process focused on: (i) cash flow generation with careful consideration of macro trends, industry cyclicality and product life cycles; (ii) aircraft specifications and maintenance condition; (iii) when applicable, lessee credit worthiness and the local jurisdiction’s rules for enforcing a lessor’s rights; and (iv) legal and tax implications. We source our acquisitions through well-established relationships with airlines, other aircraft lessors, financial institutions and other aircraft owners.

•	Global and scalable business platform. We operate through offices in the United States, Ireland and Singapore, using a modern asset management system designed specifically for aircraft operating lessors and capable of handling a significantly larger aircraft portfolio. We believe that our facilities, systems and personnel currently in place are capable of supporting an increase in our revenue base and asset base without a proportional increase in overhead costs.

Business Strategy

Although current market conditions have significantly reduced the availability of equity and debt capital, we plan to grow our business and profits over the long term by continuing to employ our fundamental business strategy:

•	Selectively investing in additional commercial jet aircraft and other aviation assets. We believe the large and growing aircraft market, as well as the highly fragmented ownership of existing assets, will continue to provide significant acquisition opportunities over the long term. We regularly evaluate potential aircraft acquisitions and expect to resume our investment program through additional passenger and cargo aircraft purchases when attractively priced opportunities and cost effective financing are available.

•	Maintaining an efficient capital structure and operating platform. We have financed our aircraft acquisitions using varying long-term debt structures to obtain cost effective limited-recourse financing. Although we expect our access to capital to be more limited in the short-term due to the ongoing capital markets disruption, we expect capital to be available in the longer-term, thus allowing us to acquire additional aircraft and other aviation assets to optimize the return on our investments and to grow our business and profits. We will also seek opportunities to increase our profits by leveraging the efficient operating platform we have established.

•	Reinvest a portion of the cash flows generated by our business and from selective asset dispositions in additional aviation assets and/or our own debt and equity securities. Aircraft have a finite useful life and through a strategy of reinvesting a portion of our cash flows in our business, we will seek to maintain our asset base. We will also continue to evaluate additional investment opportunities in the context of the relative risk/return profile as compared to the merits of repurchasing our own debt or equity securities.

We also believe our team’s capabilities in the global aircraft leasing market place us in a favorable position to explore new income-generating activities such as originating and managing third-party investment funds, when capital becomes available for such activities. However, the financial markets are under severe distress and the disruption has reached unprecedented levels. It is not clear when credit will become readily available in sufficient volume to satisfy the financing and refinancing needs in the aviation industry. If current levels of financial market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital, on our cost of capital or on our business, financial condition or results of operations.

Acquisitions and Dispositions

We originate acquisitions and dispositions through well-established relationships with airlines, other aircraft lessors, financial institutions and brokers, as well as other sources. We believe that sourcing such transactions both globally and through multiple channels provides for a broad and relatively consistent set of opportunities.

On January 22, 2007, we entered into an asset purchase agreement, which we refer to as the GAIF Acquisition Agreement, with affiliates of Guggenheim Aviation Investment Fund LP, or GAIF, pursuant to which we acquired 32 aircraft for an aggregate base purchase price of approximately $1.39 billion, subject to certain agreed adjustments. We acquired 28 of the aircraft in 2007 related to this transaction and the remaining four aircraft were acquired during the first half of 2008.

On June 20, 2007, we entered into an acquisition agreement, which we refer to as the Airbus A330 Agreement, under which we agreed to acquire from Airbus fifteen new A330-200 aircraft, or the New A330 Aircraft (as reduced to twelve aircraft as described below). Pre-delivery payments for each aircraft are payable to Airbus and are refundable to us only in limited circumstances. We agreed to separate arrangements with Rolls-Royce PLC, or Rolls-Royce, and Pratt & Whitney, or P&W, pursuant to which we committed to acquire aircraft engines for the New A330 Aircraft. We agreed to acquire six shipsets of Trent 772B engines from Rolls-Royce and were granted options to acquire an additional four shipsets. We also committed to acquire five shipsets of PW4170 engines from P&W, and were granted options to acquire an additional five shipsets. Each shipset consists of two engines. In July 2008, we amended the Airbus A330 Agreement, reducing the number of New A330 Aircraft to be acquired from fifteen to twelve and changing the Airbus A330 Agreement so that we receive a mix of freighter and passenger aircraft. As a result, seven of the New A330 Aircraft are scheduled to be delivered as freighters, including the first three positions, and five of the New A330 Aircraft will be manufactured in passenger configuration. As of December 31, 2008, we had paid $56.1 million in Airbus deposits and pre-delivery payments and recorded $4.4 million in capitalized interest. Pre-delivery payments scheduled for 2009 amount to $126.1 million. Under certain circumstances, we have the right to change the delivery positions to alternative A330 aircraft models. In February 2009, we amended the Airbus A330 Agreement to defer the scheduled delivery of an aircraft from the fourth quarter of 2010 to the first half of 2012. Three of the New A330 Aircraft are scheduled to be delivered in 2010, six are scheduled to be delivered in 2011 and the remaining three are scheduled to be delivered in 2012.

Our objective is to develop and maintain a diverse and stable operating lease portfolio and, in that regard, our investment strategy is oriented towards longer-term holding horizons rather than shorter-term trading. However, we review our operating lease portfolio periodically to make opportunistic divestures of aircraft and to manage our portfolio diversification, and in 2008 we sold the following aircraft:

•	Three Boeing Model 737-500s, in May;
•	Two Boeing Model 757-200s, one in July and one in September;
•	One Boeing Model 767-300ER, in November;
•	One Boeing Model 747-400, in December; and
•	One Airbus Model A330-300 in December.

These sales resulted in a pre-tax gain of $6.5 million and end of lease maintenance revenue of $5.8 million which are included in other income (expense) and lease rental revenue, respectively, on our consolidated statement of income.

We have an experienced acquisitions and sales team based in Stamford, Connecticut, Dublin, Ireland and Singapore that maintains strong relationships with a wide variety of market participants throughout the world. We believe that our seasoned personnel and extensive industry contacts facilitate our access to acquisition and sales opportunities.

Potential investments and dispositions are evaluated by teams comprised of marketing, engineering/technical, credit, financial and legal professionals. These teams consider a variety of aspects before we commit to purchase or sell an aircraft, including its price, specification/configuration, age, condition and maintenance history, operating efficiency, lease terms, financial condition and liquidity of the lessee, jurisdiction, industry trends and future redeployment potential and values, among other factors. We believe that utilizing a cross-functional team of experts to consider the investment parameters noted above will help us assess more completely the overall risk and return profile of potential acquisitions and will help us move forward expeditiously on letters of intent and acquisition documentation. Our letters of intent are typically non-binding prior to internal approval, and upon internal approval are binding subject to the fulfillment of customary closing conditions.

Finance

We have typically financed the initial purchase of aircraft using short-term credit arrangements and cash on hand. We then refinanced these short-term credit facilities on a long-term basis with the net proceeds from subsequent securitizations, bank debt and equity offerings. Our debt financing arrangements are typically secured by the acquired aircraft and related leases, and the financing parties have limited recourse to Aircastle Limited. While such financing has historically been available on reasonable terms given the loan to value profile we have pursued, the current financial markets turmoil has significantly reduced the availability of both debt and equity capital. Though we expect the financing market to improve in time, current market conditions are extremely difficult and we are presently taking a very cautious approach to incremental financing and with respect to refinancing risk.

To the extent that we acquire additional aircraft directly, we intend to fund such investments through medium to longer-term financings and cash on hand. We may repay all or a portion of such borrowings from time to time with the net proceeds from subsequent long-term debt financings, additional equity offerings or cash generated from operations. Therefore, our ability to execute our business strategy, particularly the acquisition of additional commercial jet aircraft or other aviation assets, depends to a significant degree on our ability to obtain additional debt and equity capital on terms we deem attractive.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Securitizations and Term Debt Financings, — Credit Facilities, and — Equity Offerings.”

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

Our reduction in debt investments was done in order to deploy our capital more effectively and to reduce short-term repurchase agreement borrowings and interest rate exposure on our hedged repurchase agreements related to these debt investments.

Aircraft Leases

Typically, we lease our aircraft on an operating lease basis. Under an operating lease, we retain the benefit, and bear the risk, of re-leasing and of the residual value of the aircraft upon expiration or early termination of the lease. Operating leasing can be an attractive alternative to ownership for airlines because leasing (i) increases fleet flexibility, (ii) requires a lower capital commitment for the airline, and (iii) significantly reduces aircraft residual value risk for the airline. Under our leases, the lessees agree to lease the aircraft for a fixed term, although certain of our operating leases allow the lessee the option to extend the lease for an additional term or terminate the lease prior to its expiration. As a percentage of lease rental revenue for the year ended December 31, 2008, our three largest customers, U.S. Airways, Inc., Martinair and Emirates, accounted for 8%, 7% and 5%, respectively. As of December 31, 2008, the weighted average (by net book value) remaining term of our leases for aircraft we owned at December 31, 2008 was 5.1 years with expirations ranging from 2009 through 2020. The scheduled maturities of our aircraft leases by aircraft type grouping were as follows:

													Off-
	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	Lease	Total

A319/A320/A321	4	3	3	6	2	2	3	7	—	—	—	—	—	30
A330-200/300	—	2	2	5	—	1	—	—	—	—	—	—	—	10
737-300/400/500	5	4	—	5	2	5	3	—	—	—	—	—	1	25
737-700/800	2	3	3	2	5	4	—	—	—	—	—	1	7	27
747- 400/400BCF/400ERF	—	—	—	—	—	1	—	1	4	4	—	1	—	11
757-200/200ER	—	3	1	1	5	1	1	—	—	—	—	—	—	12
767-200ER/300ER	—	3	—	5	1	2	1	—	—	—	—	—	—	12
Other Aircraft Types	—	—	1	—	2	—	—	—	—	—	—	—	—	3

Total	11	18	10	24	17	16	8	8	4	4	—	2	8	130

With regard to the 11 aircraft having scheduled 2009 lease expirations as of December 31, 2008:

•	three aircraft are subject to commitments for lease to new customers upon return from the existing lessee;

•	three aircraft are subject to letters of intent for lease to new customers upon return from the existing lessee;

•	one aircraft has been inducted into freighter conversion and three aircraft are scheduled to be inducted into freighter conversion, and all four are scheduled to be delivered under lease commitments to new customers; and

•	one aircraft is being actively marketed for lease.

Lease Payments and Security.  Each of our leases requires the lessee to pay periodic rentals during the lease term. Rentals on more than 88% of our leases are fixed for the base lease term and do not vary according to changes in interest rates, although rentals under our leases may instead be payable on a floating interest-rate basis. Most lease rentals are payable either monthly or quarterly in advance. Rentals payable under all of our leases are payable in U.S. dollars.

Under our leases, the lessee must pay operating expenses accrued or payable during the term of the lease, which would normally include maintenance, overhaul, fuel, crew, landing, airport and navigation charges, certain taxes, licenses, consents and approvals, aircraft registration and insurance premiums. Typically, under an operating lease, the lessee is required to make payments for heavy maintenance, overhaul or replacement of certain high-value components of the aircraft. These maintenance payments are based on hours or cycles of utilization or on calendar time, depending upon the component, and are required to be made monthly in arrears or at the end of the lease term. Whether to permit a lessee to make maintenance payments at the end of the lease term, rather than requiring such payments to be made monthly, depends on a variety of factors, including the creditworthiness of the lessee, the amount of security deposit which may be provided by the lessee and market conditions at the time. If a lessee is making monthly maintenance payments, we would typically be obligated to use the funds paid by the lessee during the lease term to reimburse the lessee for costs they incur for heavy maintenance, overhaul or replacement of certain high-value components, usually shortly following completion of the relevant work.

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

Our leases generally provide that the lessees’ payment obligations are absolute and unconditional under any and all circumstances and require lessees to make payments without withholding payment on account of any amounts the lessor may owe the lessee or any claims the lessee may have against the lessor for any reason, except that under certain of the leases a breach of quiet enjoyment by the lessor may permit a lessee to withhold payment. The leases also generally include an obligation of the lessee to gross up payments under the lease where lease payments are subject to withholdings and other taxes, although there may be some limitations to the gross up obligation, including provisions which do not require a lessee to gross up payments if the withholdings arise out of our ownership or tax structure. In addition, changes in law may result in the imposition of withholding and other taxes and charges that are not reimbursable by the lessee under the lease or that cannot be so reimbursed under applicable law. Lessees may fail to reimburse us even when obligated under the lease to do so. Our leases also generally require the lessee to indemnify the lessor for tax liabilities relating to the leases and the aircraft, including in most cases, value added tax and stamp duties, but excluding income tax or its equivalent imposed on the lessor.

Portfolio Risk Management

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

We have a risk management team which undertakes detailed credit due diligence on lessees when aircraft are being acquired with a lease already in place and for placement of aircraft with new lessees following lease expiration or termination.

Lease Management and Remarketing

Our aircraft re-leasing strategy is to develop opportunities proactively, well in advance of scheduled lease expiration, to enable consideration of a broad set of alternatives, including both passenger and freighter deployments, and to allow for reconfiguration or maintenance lead times where needed. We also take a proactive approach to monitoring the credit quality of our customers, and seeking early return and redeployment of aircraft if we feel that a lessee is unlikely to perform its obligations under a lease. We have invested significant resources in developing and implementing what we consider to be a state-of-the-art lease management information system to enable efficient management of aircraft in our portfolio.

2008 Lease Expirations and Lease Placement of Acquired Aircraft

•	Scheduled lease expirations — placements. For our 16 owned aircraft with leases originally having lease expirations in 2008, as of December 31, 2008 we had executed leases or renewals, with respect to 14 of these aircraft and sold two aircraft as discussed below. For these 14 aircraft, the weighted average lease term for the new leases or renewals is more than six years with monthly lease rates that are approximately 12% higher than the previous lease rentals.

•	Scheduled lease expirations — sales. The remaining two aircraft with leases originally scheduled to expire in 2008 were sold upon return from the existing lessee in the third quarter of 2008.

•	Aircraft acquisitions — placements. In 2007, we purchased three off-lease Boeing Model 747-400 aircraft and signed an agreement to convert them to freighter configuration. The freighter conversion process for the first aircraft was completed and it was delivered to a lessee at the end of the first quarter of 2008. The freighter conversion process for the second aircraft was completed and it was delivered to a lessee in the fourth quarter of 2008. We canceled the freighter conversion agreement for the third aircraft and sold that aircraft in the fourth quarter of 2008. Also, during 2008, we acquired two off-lease aircraft and acquired a third aircraft in satisfaction of a debt instrument. All three aircraft were placed on lease.

•	Repossessions — placements. In 2008, we repossessed 12 aircraft following default or insolvency by a customer. As of February 20, 2009, all but one of these aircraft had been delivered or committed for lease, or has a signed letter of intent for lease, to new customers. We estimate for these 12 aircraft that the new lease will have a weighted average lease term of approximately 4.6 years with monthly lease rates that will be approximately 18% lower than the previous lease rates. We also expect, with regard to the seven aircraft repossessed from Sterling A/S:

•	The revenue downtime will be approximately $7 million, with $1 million in the fourth quarter of 2008 and the remaining $6 million in 2009, mainly in the first quarter.

•	Transition costs will total approximately $14 million, with approximately $9 million to be capitalized as improvements to the aircraft and the remaining $5 million being expenses, with the majority of this expected in the first quarter of 2009.

2009 Lease Expirations and Lease Placement of Acquired Aircraft

•	Scheduled lease expirations — placements. For our 20 owned aircraft originally having lease expirations in 2009, we had executed lease renewals, or commitments to lease or renew, with respect to 16 aircraft, we have a letter of intent for lease with respect to three aircraft and are actively marketing the remaining aircraft. We estimate that for these 16 aircraft, the weighted average lease term for the new leases or renewals will be approximately six years with monthly lease rates that are approximately 12 percent higher than the previous rentals. Four of these aircraft will be converted from passenger to freighter aircraft upon lease expiration and, upon completion of the conversion process, will be placed on lease with an operator in Asia.

•	Aircraft acquisitions — placements. We currently have no commitment to acquire any aircraft in 2009.

•	Repossessions — placements. In 2009, we will be placing one of the aircraft repossessed in 2008 which, as of February 20, 2009, we continue to market for lease or sale. We also expect to complete a consensual early termination of leases for three aircraft which we have committed to lease to other customers.

Other Aviation Assets and Alternative Investment Approaches

As of December 31, 2008, our overall portfolio of assets includes commercial jet aircraft and debt investments. We believe the current financial markets turmoil will present attractive aircraft and debt investment opportunities, including our own securities, although financing for such acquisitions will be limited and costly. Additionally, we believe that investment opportunities may arise in such sectors as jet engine and spare parts leasing and financing, aviation facility financing or ownership, and commercial turboprop aircraft and helicopter leasing and financing. In the future, we may make opportunistic investments in these or other sectors or in other aviation related assets and we intend to continue to explore other income-generating activities and investments that leverage our experience and contacts, provided that capital is available to fund such investments on attractive terms.

Competition

The aircraft leasing industry is highly competitive and may be divided into three basic activities: (i) aircraft acquisition, (ii) leasing or re-leasing of aircraft, and (iii) aircraft sales. Competition varies among these three basic activities. Our investments to date have consisted largely of used aircraft and have been sourced primarily in the secondary market, with many of our acquisitions being for one or two aircraft at a time. We believe that only a few comparably sized leasing companies focus primarily on the same segment of the aircraft acquisition market as we do. Currently, our competition for aircraft acquisitions includes airlines as well as aircraft leasing companies, including CIT Group, AerCap Holdings NV, Genesis Lease Limited, Macquarie Aircraft Leasing, AWAS, Volito, Babcock & Brown Air Ltd, Aviation Capital Group and RBS Aviation Capital. Competition for new aircraft acquisitions includes these leasing companies as well as International Lease Finance Corp., or ILFC, GE Commercial Aviation Services, or GECAS, BOC Aviation and Allco.

We believe that many of these competitors or their parent companies are experiencing difficulty refinancing debt, financing new acquisition commitments or generally accessing capital and/or are reconsidering their strategic role in the aircraft leasing sector. As a result, certain of these competitors are seeking to dispose of assets or are for sale. Any large scale sale of companies or assets in our sector may negatively impact the value of leased aircraft in the near term or may absorb scarce available capital and have an adverse effect on the ability of other aircraft leasing companies, including ourselves, to raise capital. At the same time, such circumstances may present interesting strategic opportunities for the Company.

Competition for leasing or re-leasing of aircraft as well as aircraft sales generally entails a broader number of market participants. In addition to those companies listed above, a number of other aircraft manufacturers, airlines and other operators, distributors, equipment managers, leasing companies, financial institutions and other parties engaged in leasing, managing, marketing or remarketing aircraft compete with us, although their focus may be on different market segments and aircraft types. Competition in aircraft leasing and sales is based principally upon the availability, type and condition of aircraft, lease rates, prices and other lease terms.

Some of our competitors have, or may obtain, greater financial resources than us and may have a lower cost of capital. However, we believe that we are able to compete favorably in aircraft acquisition, leasing and sales activities due to the reputation and experience of our management, our extensive market contacts and our expertise in sourcing and acquiring aircraft. Additionally, we believe our relatively limited near-term financial markets exposure is an advantage in the current environment.

Employees

We operate in a capital intensive, rather than a labor intensive, business. As of December 31, 2008, we had 76 employees. None of our employees are covered by a collective bargaining agreement and we believe that we maintain excellent employee relations. We provide certain employee benefits, including retirement, health, life, disability and accident insurance plans.

Insurance

We require our lessees to carry with insurers in the international insurance markets the types of insurance which are customary in the air transportation industry, including airline general third party legal liability insurance, all-risk aircraft hull insurance (both with respect to the aircraft and with respect to each engine when not installed on our aircraft) and war-risk hull and legal liability insurance. We are named as an additional insured on liability insurance policies carried by our lessees, and we or one of our lenders would typically be designated as a loss payee in the event of a total loss of the aircraft. Coverage under liability policies generally is not subject to deductibles except those as to baggage and cargo that are standard in the airline industry, and coverage under all-risk aircraft hull insurance policies is generally subject to agreed deductible levels. We maintain contingent hull and liability insurance coverage with respect to our aircraft which is intended to provide coverage for certain risks, including the risk of cancellation of the hull or liability insurance maintained by any of our lessees without notice to us, but which excludes coverage for other risks such as the risk of insolvency of the primary insurer or reinsurer.

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

We believe that the insurance coverage currently carried by our lessees and by Aircastle provides adequate protection against the accident-related and other covered risks involved in the conduct of our business. However, there can be no assurance that we have adequately insured against all risks, that lessees will at all times comply with their obligations to maintain insurance, that our lessees’ insurers and re-insurers will be or will remain solvent and able to satisfy any claims, that any particular claim will ultimately be paid or that we will be able to procure adequate insurance coverage at commercially reasonable rates in the future.

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

Our lessees are sometimes obliged by us to obtain governmental approval to import and lease our aircraft, to operate our aircraft on certain routes and to pay us in U.S. dollars. Usually, these approvals are obtained prior to lease commencement as a condition to our delivery of the aircraft. Governmental leave to deregister and/or re-export an aircraft at lease expiration or termination may also be required and may not be available in advance of the lease expiration or termination, although in such a case, we would normally require powers of attorney or other documentation to assist us in effecting deregistration or export, if required.

Inflation

Inflation generally affects our costs, including SG&A expenses and other expenses. Inflation also will increase the price of the airframes and engines we purchase under the Airbus A330F Agreement, although we have agreed with the manufacturers to certain limitations on price escalation in order to reduce our exposure to inflation. Our contractual commitments described elsewhere in this report include estimates we have made concerning the impact of inflation on our acquisition costs under the Airbus A330F Agreement. We do not believe that our financial results have been, or will be, adversely affected by inflation in a material way.

Subsequent Events

Share based payments

In January 2009, the Company granted restricted common shares to employees with a total fair value of $2.8 million. The 597,350 restricted common shares granted had grant prices which ranged between $4.42 and $5.36 per share. Of these restricted common shares, 347,350 vest over three years. The remaining 250,000 restricted common shares vest over five years. In February 2009, the Company granted 125,000 restricted common shares to certain directors with a total fair value of $0.4 million. The shares vest on January 1, 2010. The fair value of the restricted common shares granted is determined based upon the market price of the common shares at grant date.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

Risks related to our operations

Adverse financial market conditions may adversely impact our liquidity, our access to capital and our cost of capital.

There is extreme financial market volatility and disruption and, in the recent past, the volatility and disruption have reached unprecedented levels. In many cases, the financial markets have exerted downward pressure on share prices and have limited or eliminated entirely the availability of liquidity and credit capacity for certain companies, without regard to their underlying financial strength. The financial markets are under severe distress and it is not clear when or whether the lease-backed securitization market will re-open and when other long-term credit will once again become readily available in sufficient volume to satisfy the future financing and refinancing needs in the aviation industry. If current levels of financial market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital, on our cost of capital or on our business, financial condition or results of operations.

We are exposed to risk from financial markets volatility and disruption in various ways, including:

•	difficulty or inability to finance pre-delivery payment obligations under, or to finance a portion of the remaining purchase price for the New A330 Aircraft to be delivered under, the Airbus A330 Agreement;

•	lack of liquidity in the market may continue to make it difficult for buyers to finance acquisitions of aviation assets, which would contribute to a decline in demand for aviation assets and could result in a decline in the value of aviation assets;

•	aircraft leasing companies and other aircraft investors may decide or be forced to liquidate assets at discounted prices, driving aviation asset values down generally;

•	increased risk of default by our lessees resulting from financial market distress, lack of available credit or an economic recession;

•	exposure to increased bank or counterparty risk in the current environment, including the risk that our counterparties will not be able to perform their obligations under interest rate hedging contracts and the risk that banks issuing letters of credit we hold as lease security deposits may fail to pay when we seek to draw on these letters of credit; and

•	increased risk that we will not be able to re-finance our securitizations and other long-term financings before the dates on which the excess cash flow will be applied to reduce the principal balance of the debt rather than made available to us to pay dividends or for other corporate purposes.

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

We were incorporated in October 2004, prior to which we had no operations or assets. We are therefore subject to the risks generally associated with the formation of any new business, including the risk that we will not be able to implement our business strategies. Because of our limited operating history, it may be difficult for investors to assess the quality of our management team and our results of operations, and our financial performance to date may not be indicative of our long-term future performance. Furthermore, because our annual historical financial statements are available for only 2005, 2006, 2007 and 2008, investors may find it more difficult to evaluate our performance and assess our future prospects than they may otherwise were such information available for a longer period of time. In addition, over our brief history we have incurred a net loss of approximately $1.5 million for the period from October 29, 2004 through December 31, 2004, net income of approximately $0.2 million for the year ended December 31, 2005, and while we have recorded net income in each quarter thereafter, we may not be able to maintain and/or increase profitability in the future. In addition, although we have grown substantially since our inception, there can be no assurance that we will be able to continue to effectively integrate acquired aircraft, including significant acquisitions such as the acquisitions of the New A330 Aircraft.

We have significant customer concentration and defaults by one or more of our major customers could trigger accelerated amortization or defaults under our financings and could have a material adverse effect on our cash flow and earnings and our ability to meet our debt obligations and pay dividends on our common shares.

Lease rental revenue for the year ended December 31, 2008 from our five largest customers, US Airways, Inc., Martinair, Emirates, Sterling Airlines A/S, and Icelandair and its affiliates, accounted for 28% of our lease rental revenue. The lease rental revenue for these five customers as a percent for that period was approximately 8%, 7%, 5%, 4% and 4%, respectively. Sterling Airlines A/S ceased operations on October 29, 2008 and we repossessed the seven Boeing 737-700 aircraft we leased to it. The loss of one or more of our other customers or their inability to make operating lease payments due to financial difficulties, bankruptcy or otherwise could have a material adverse effect on our cash flow and earnings, could result in a breach of loan to value, debt service coverage or interest coverage tests in our long-term debt financings, resulting in accelerated amortization or defaults and materially and adversely affecting our ability to meet our debt obligations and pay dividends on our common shares.

We will need additional capital to finance our growth, and we may not be able to obtain it on terms acceptable to us, or at all, which may limit our ability to satisfy our commitments to acquire additional aircraft and compete in the aviation market.

Satisfying our present commitments to acquire aircraft will require additional capital. Financing may not be available to us or may not be available to us on favorable terms. If we are unable to raise additional funds or obtain capital on terms acceptable to us, we may not be able to satisfy funding requirements for our aircraft acquisition commitments under the Airbus A330 Agreement. These risks may be increased by the terms of the Airbus A330 Agreement, which requires significant progress payment commitments during the manufacturing process and which extends our future aircraft acquisition commitments into 2012. These risks may also be increased by the volatility and disruption in the capital and credit markets as noted in the risk factors described above. Further, if additional capital is raised through the issuance of additional equity securities, the interests of our then current common shareholders would be diluted. Newly issued equity securities may have rights, preferences or privileges senior to those of our common shares.

We may not be able to obtain long-term debt financing on attractive terms, which may require us to seek more costly or dilutive financing for our investments or to liquidate assets.

We intend to continue to finance our aircraft portfolio on a long-term basis. In addition, although we anticipate refinancing our securitization transactions within five years of closing each such transaction, conditions in the capital markets or bank debt market may prevent the issuance of aircraft lease-backed securities or other long-term debt financing or make any new issuance of aircraft lease-backed securities or other long-term debt financing more costly or otherwise less attractive to us when we anticipate refinancing a portfolio. We also may not be able to structure any future securitizations or other long-term debt financings to allow for distributions of excess cash flows to us at the same levels, or at all. If we are unable to finance these assets on a long-term basis on terms similar to our existing securitizations, we may be required to seek other forms of more costly, dilutive or otherwise less attractive financing or otherwise to liquidate the assets, or in the case of our existing securitizations, we may be obliged to leave these financings in place, in which case we would not receive any excess cash flow from the aircraft financed thereunder.

An increase in our borrowing costs may adversely affect our earnings and cash available for distribution to our shareholders; a decrease in interest rates may result in losses on hedging contracts and reduce or adversely affect cash available for distribution to our shareholders.

Our aircraft are financed under long-term debt financings. As these financings mature, we will be required to either refinance these instruments by entering into new financings, which could result in higher borrowing costs, or repay them by using cash on hand or cash from the sale of our assets.

Our financings are primarily London Interbank Offered Rate, or LIBOR, based floating-rate obligations and the interest expense we incur will vary with changes in the applicable LIBOR reference rate. As a result, to the extent we are not sufficiently hedged, changes in interest rates may increase our interest costs and may reduce the spread between the returns on our portfolio investments and the cost of our borrowings.

As of December 31, 2008, if interest rates were to increase by 100 basis points, we would expect the annual interest expense on our securitizations and term facilities to increase by approximately $0.6 million on an annualized basis, net of amounts received from our interest rate hedges. As of December 31, 2008, the aggregate fair value of our interest rate swaps and our interest rate forward contracts was a liability of $276.4 million.

In December 2008, we terminated interest rate swaps which were to hedge future borrowing related to the Airbus 330 acquisitions. As such, we currently have no interest rate hedging program in place for our anticipated debt financing for the aircraft we will purchase under the Airbus A330 Agreement. While we expect that an increase in interest rates would create upward pressure on lease rates for the aircraft, there can be no assurance that any increase in our borrowing costs resulting in an increase in interest rates will be fully or even partially compensated for by any such upward pressure on lease rates.

Departure of key officers could harm our business and financial results.

Our senior management’s reputations and relationships with lessees, sellers, buyers and financiers of aircraft are a critical element of our business. We encounter intense competition for qualified employees from other companies in the aircraft leasing industry, and we believe there are only a limited number of available qualified executives in our industry. Our future success depends, to a significant extent, upon the continued service of our senior management personnel, particularly: Ron Wainshal, our Chief Executive Officer; Michael Inglese, our Chief Financial Officer; and David Walton, our Chief Operating Officer and General Counsel, each of whose services are critical to the successful implementation of our business strategies. These key officers have been with us as we have substantially grown our operations and as a result have been critical to our development. If we were to lose the services of any of these individuals, our business and financial results could be adversely affected.

We may not be able to pay or maintain dividends, or we may choose not to pay dividends, and the failure to pay or maintain dividends may adversely affect our share price.

On December 22, 2008, our board of directors declared a regular quarterly dividend of $0.10 per common share, or an aggregate of approximately $7.9 million, which was paid on January 15, 2009 to holders of record on December 31, 2008. This dividend may not be indicative of the amount of any future quarterly dividends. Our ability to pay, maintain or increase cash dividends to our shareholders is subject to the discretion of our board of directors and will depend on many factors, including the difficulty we may experience in raising capital in a market that has been disrupted significantly and our ability to finance our aircraft acquisition commitments, including pre-delivery payment obligations, our ability to re-finance our securitizations and other long-term financings before excess cash flows are no longer made available to us to pay dividends and for other purposes, our ability to negotiate favorable lease and other contractual terms, the level of demand for our aircraft, the economic condition of the commercial aviation industry generally, the financial condition and liquidity of our lessees, the lease rates we are able to charge and realize, our leasing costs, unexpected or increased expenses, the level and timing of capital expenditures, principal repayments and other capital needs, the value of our aircraft portfolio, our compliance with loan to value, debt service coverage, interest rate coverage and other financial tests in our financings, our results of operations, financial condition and liquidity, general business conditions, restrictions imposed by our securitizations or other financings, legal restrictions on the payment of dividends, including a statutory dividend test and other limitations under Bermuda law, and other factors that our board of directors deems relevant. Some of these factors are beyond our control and a change in any such factor could affect our ability to pay dividends on our common shares. In the future we may not choose to pay dividends or may not be able to pay dividends, maintain our current level of dividends, or increase them over time. Increases in demand for our aircraft and operating lease payments may not occur, and may not increase our actual cash available for dividends to our common shareholders. The failure to maintain or pay dividends may adversely affect our share price.

We are subject to risks related to our indebtedness that may limit our operational flexibility, our ability to compete with our competitors and our ability to pay dividends on our common shares.

General Risks

Our indebtedness subjects us to certain risks, including:

•	substantially all of our aircraft leases serve as collateral for our secured indebtedness and the terms of certain of our indebtedness require us to use proceeds from sales of aircraft, in part, to repay amounts outstanding under such indebtedness;

•	we may be required to dedicate a substantial portion of our cash flows from operations, if available, to debt service payments, thereby reducing the amount of our cash flow available to pay dividends, fund working capital, make capital expenditures and satisfy other needs;

•	our failure to comply with the terms of our indebtedness, including restrictive covenants contained therein, may result in additional interest being due or defaults that could result in the acceleration of the principal, and unpaid interest on, the defaulted debt, as well as the forfeiture of the aircraft pledged as collateral; and

•	non-compliance with loan to value ratios, interest coverage or debt service coverage ratios, or other financial tests, would limit or eliminate available cash flows from the assets financed under the relevant financing.

Risks relating to our long-term financings

The terms of our securitizations, which mature on June 20, 2031 and June 14, 2037, require us to satisfy certain financial covenants, including the maintenance of debt service coverage ratios during years four and five of the agreements. The provisions of our term financings, which mature on September 23, 2013 and May 2, 2015, require us to comply with loan to value, debt service coverage and interest coverage tests. Our compliance with these covenants and tests depends substantially upon the timely receipt of lease payments from our lessees and upon the appraised value of the aircraft securing the relevant financing.

In particular, during the first five years from issuance, the securitizations have amortization schedules that require lease payments be applied to reduce the outstanding principal balances of the indebtedness of the applicable securitization so that such balances remain at a constant level of the assumed future depreciated value of the applicable portfolio and so that excess cash flow is available to us for corporate purposes or to pay dividends to our shareholders. If the debt service coverage ratio requirements are not met on two consecutive monthly payment dates in the fourth and fifth year following the closing date of the applicable securitization and in any month following the fifth anniversary of the closing date, all excess securitization cash flow is required to be used to reduce the principal balance of the indebtedness of the applicable securitization and will not be available to us for other purposes, including paying dividends to our shareholders. Our other term financings contain loan to value and debt service coverage or interest coverage tests. Under certain circumstances, if we fail these tests, excess cash flow could be applied to pay down principal or a default could occur.

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

In addition, the terms of our securitizations and term debt financings restrict our ability to:

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

At December 31, 2008, we had commitments to acquire a total of 12 aircraft from 2010 through 2012. If we are unable to obtain the necessary financing and if the various conditions to these commitments are not satisfied, we will be unable to close the purchase of some or all of the aircraft which we have commitments to acquire, including the aircraft under the Airbus A330 Agreement. If our aircraft acquisition commitments are not closed for these or other reasons, we will be subject to several risks, including the following:

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

If we determine that the capital we require to satisfy these commitments may not be available to us, either at all, or on terms we deem attractive, we may eliminate or continue to reduce our dividend in order to preserve capital to apply to these commitments. These risks could materially and adversely affect our ability to pay dividends, our share price and financial results.

Risks related to our aviation assets

The variability of supply and demand for aircraft could depress lease rates for our aircraft, which would have an adverse effect on our financial results and growth prospects and on our ability to meet our debt obligations and to pay dividends on our common shares.

The aircraft leasing and sales industry has experienced periods of aircraft oversupply and undersupply. The oversupply of a specific type of aircraft in the market is likely to depress aircraft lease rates for, and the value of, that type of aircraft.

The supply and demand for aircraft is affected by various cyclical and non-cyclical factors that are not under our control, including:

•	passenger and air cargo demand;

•	fuel costs and general economic conditions affecting our lessees’ operations;

•	geopolitical events, including war, prolonged armed conflict and acts of terrorism;

•	outbreaks of communicable diseases and natural disasters;

•	governmental regulation;

•	interest rates;

•	foreign exchange rates;

•	airline restructurings and bankruptcies;

•	the availability of credit;

•	changes in control of, or restructurings of, other aircraft leasing companies which may result in, among other things, a significant volume of asset sales, resulting in downward pressure on aircraft values;

•	manufacturer production levels and technological innovation;

•	retirement and obsolescence of aircraft models;

•	manufacturers merging or exiting the industry or ceasing to produce aircraft types;

•	reintroduction into service of aircraft previously in storage; and

•	airport and air traffic control infrastructure constraints.

These factors may produce sharp decreases or increases in aircraft values and lease rates, which would impact our cost of acquiring aircraft, which may cause us to fail loan to value tests in our financings, and which may result in lease defaults and also prevent the aircraft from being re-leased or sold on favorable terms. This would have an adverse effect on our financial results and growth prospects and on our ability to meet our debt obligations and to pay dividends on our common shares.

Other factors that increase the risk of decline in aircraft value and lease rates could have an adverse affect on our financial results and growth prospects and on our ability to meet our debt obligations and to pay dividends on our common shares.

In addition to factors linked to the aviation industry generally, other factors that may affect the value and lease rates of our aircraft include:

•	the particular maintenance and operating history of the airframe and engines;

•	the number of operators using that type of aircraft;

•	whether the aircraft is subject to a lease and, if so, whether the lease terms are favorable to the lessor;

•	any renegotiation of a lease on less favorable terms;

•	any regulatory and legal requirements that must be satisfied before the aircraft can be purchased, sold or re-leased; and

•	compatibility of our aircraft configurations or specifications with other aircraft of that type owned by operators.

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

Our owned aircraft portfolio is concentrated in certain aircraft types. In addition, we have a significant concentration of freighter aircraft in our portfolio and in our aircraft acquisition commitments, and we have growing exposure to risks in the cargo market. Should any of these aircraft types (or other types we acquire in the future) or Airbus or Boeing encounter technical, financial or other difficulties, a decrease in value of such aircraft, an inability to lease the aircraft on favorable terms or at all, or a potential grounding of such aircraft could occur. As a result, the inability to lease the affected aircraft types would likely have an adverse effect on our financial results to the extent the affected aircraft types comprise a significant percentage of our aircraft portfolio. The composition of our aircraft portfolio may therefore adversely affect our business and financial results. In addition, the abandonment or rejection of the lease of any of the aircraft by one or more carriers in reorganization proceedings under Chapters 11 or 7 of the U.S. Bankruptcy Code or comparable statutes in non-U.S. jurisdictions may diminish the value of such aircraft and will subject us to re-leasing risks.

The advanced age of some of our aircraft may expose us to higher than anticipated maintenance related expenses, which could adversely affect our financial results and our ability to pursue additional acquisitions.

As of December 31, 2008, based on net book value, 27% of our aircraft portfolio was 15 years or older. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Additionally, older aircraft typically are less fuel-efficient than newer aircraft and may be more difficult to re-lease or sell, particularly if, due to airline insolvencies or other distress, older aircraft are competing with newer aircraft in the lease or sale market. Variable expenses like fuel, crew size or aging aircraft corrosion control or inspection or modification programs and related airworthiness directives could make the operation of older aircraft less economically feasible and may result in increased lessee defaults. We may also incur some of these increased maintenance expenses and regulatory costs upon acquisition or releasing of our aircraft. In addition, a number of countries have adopted or may adopt age limits on aircraft imports, which may result in greater difficulty placing affected aircraft on lease or re-lease on favorable terms. Any of these expenses, costs or risks will have a negative impact on our financial results and our ability to pursue additional acquisitions.

A portion of the New A330 Aircraft to be purchased under the Airbus A330 Agreement represent a new cargo variant of a passenger model and there is currently no well developed market for this aircraft model.

Under the Airbus A330 Agreement, we have committed to acquire 12 New A330 Aircraft with deliveries scheduled for 2010 through 2012, of which seven are scheduled to be delivered in freighter configuration, subject to our right to elect to change four of these positions to alternative A330 models. While the Airbus A330 family is a successful passenger configuration aircraft, neither Airbus nor any leasing companies holding A330-200F order positions has placed any significant number of order positions with cargo operators and there is no assurance that a robust market will develop for the A330-200F model, which forms part of our order commitment. If such a market fails to develop, or fails to develop sufficiently in advance of our delivery positions, we may not be able to lease any A330-200F model aircraft at attractive lease rates or on favorable terms and the long-term residual value of any A330-200F aircraft we purchase from Airbus may be less than expected, which may adversely affect our financial condition and results of operation.

The failure of aircraft or engine manufacturers to meet their delivery commitments to us could adversely affect us.

Our ability to obtain the anticipated benefits under the Airbus A330 Agreement will depend in part on the performance of Airbus and the engine manufacturers we selected in meeting their obligations to us with respect to the timing of the deliveries. In 2006 and early 2007, Airbus made a series of announcements relating to production delays and cost overruns relating to the development of the new A380 model, and delays and redesign efforts relating to the development of the new A350-XWB. In addition, Airbus will reportedly experience delays in other programs and has generally experienced other economic difficulties. More recently, Airbus has announced that it will reduce production rates of certain aircraft models. A failure by Airbus to produce the A330-200F model aircraft, or a failure on the part of Airbus or an engine manufacturer to meet delivery commitments with respect to the New A330 Aircraft, could adversely affect our ability to deliver the New A330 Aircraft to our customers and adversely affect our financial condition and results of operation.

We operate in a highly competitive market for investment opportunities in aviation assets and for the leasing of aircraft.

A number of entities compete with us to make the types of investments that we plan to make. We compete with public partnerships, investors and funds, commercial and investment banks and commercial finance companies with respect to our investments in debt investments. We compete with other operating lessors, airlines, aircraft manufacturers, financial institutions (including those seeking to dispose of repossessed aircraft at distressed prices), aircraft brokers and other investors with respect to aircraft acquisitions and aircraft leasing. The aircraft leasing industry is highly competitive and may be divided into three basic activities: (i) aircraft acquisition, (ii) leasing or re-leasing of aircraft, and (iii) aircraft sales. Competition varies among these three basic activities. Currently, our competition is comprised of aircraft leasing companies, including GE Commercial Aviation Services, International Lease Finance Corp., CIT Group, AerCap Holdings NV, Aviation Capital Group, Macquarie Aircraft Leasing, RBS Aviation Capital, AWAS, Babcock & Brown Air Ltd., Genesis Lease Limited, Allco, BOC Aviation and airlines.

Several of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, establish more relationships than us, bid more aggressively on aviation assets available for sale and offer lower lease rates than us. For instance, we may not be able to grant privileged rental rates to airlines in return for equity investments or debt financings in order to lease aircraft and minimize the number of aircraft off lease (unless such equity investments or debt financings are in connection with the bankruptcy, reorganization or similar process of a lessee in settlement of expected or already delinquent obligations, as permitted under the terms of certain of our financings). Certain of our competitors, however, may enter into similar arrangements with troubled lessees to restructure the obligations of those lessees while maximizing the number of aircraft remaining on viable leases to such lessees and minimizing their overall cost. Such disparity could make our acquisitions more costly, and impair our ability to effectively compete in the marketplace, maximize our revenues and grow our business. In addition, some competitors may provide financial services, maintenance services or other inducements to potential lessees that we cannot provide. As a result of competitive pressures, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objectives. Additionally, we may not be able to compete effectively against present and future competitors in the aircraft leasing market or aircraft sales market. The competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations.

We may not realize gains or income from our debt investments.

We seek to generate both current income and capital appreciation on our debt investments. The debt investments in which we invest may not appreciate in value, and, in fact, may decline in value and default on interest and/or principal payments, particularly in the current illiquid market environment. As of December 31, 2008, the obligors under our debt investments are predominantly U.S. airlines. During the past five years a number of North American passenger airlines filed Chapter 11 bankruptcy proceedings and several U.S. airlines ceased operations altogether.

Declines in the market values of our debt investments may adversely affect periodic reported results and credit availability, which may reduce earnings and, in turn, cash available for distribution to our shareholders.

Our debt investments are classified for accounting purposes as available-for-sale. Changes in the market values of those assets will be directly charged or credited to shareholders’ equity. As a result, a decline in values may reduce the book value of our assets. Moreover, if the decline in value of an available for sale security is considered by our management not to be temporary, such decline will reduce our earnings.

Market values of our debt investments may decline for a number of reasons, such as causes related to changes in prevailing market rates, increases in defaults, increases in voluntary prepayments for any debt investments that we have that are subject to prepayment risk and the widening of credit spreads.

Risks related to our leases

We generally will need to re-lease or sell aircraft as current leases expire to continue to generate sufficient funds to meet our debt obligations, to finance our growth and operations and to pay dividends on our common shares, and we may not be able to re-lease or sell such aircraft on favorable terms, or at all.

Our business strategy entails the need to re-lease aircraft as our current leases expire in order to continue to generate sufficient revenues to meet our debt obligations, to finance our growth and operations and to pay dividends on our common shares. In certain cases, including the New A330 Aircraft, we commit to purchase aircraft that are not subject to lease. The ability to lease or re-lease aircraft at attractive rates will depend on general market and competitive conditions at that particular time. If we are not able to lease or re-lease an aircraft at favorable rates, including aircraft acquired pursuant to the Airbus A330 Agreement, we may need to attempt to sell the aircraft to provide adequate funds for debt payments and to otherwise finance our growth and operations. In addition, if we are unable to place one or more of the New A330 Aircraft on lease sufficiently in advance of the delivery dates for such aircraft, our ability to meet specification or equipment selection deadlines may be adversely affected, resulting in significant down-time or reconfiguration costs. Further, our ability to re-lease, lease or sell aircraft on favorable terms or at all or without significant off-lease time and transition costs is likely to be adversely impacted by risks affecting the airline industry.

If lessees are unable to fund their maintenance requirements on our aircraft, our cash flow and our ability to meet our debt obligations or to pay dividends on our common shares could be adversely affected.

The standards of maintenance observed by the various lessees and the condition of the aircraft at the time of sale or lease may affect the future values and rental rates for our aircraft.

Under our leases, the relevant lessee is generally responsible for maintaining the aircraft and complying with all governmental requirements applicable to the lessee and the aircraft, including, without limitation, operational, maintenance, and registration requirements and airworthiness directives (although in certain cases we have agreed to share the cost of complying with certain airworthiness directives). Failure of a lessee to perform required maintenance with respect to an aircraft during the term of a lease could result in a decrease in value of such aircraft, an inability to lease the aircraft at favorable rates or at all, or a potential grounding of such aircraft, and will likely require us to incur maintenance and modification costs upon the expiration or earlier termination of the applicable lease, which could be substantial, to restore such aircraft to an acceptable condition prior to sale or re-leasing.

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

A number of leases require specific licenses, consents or approvals for different aspects of the leases. These include consents from governmental or regulatory authorities for certain payments under the leases and for the import, export or deregistration of the aircraft. Subsequent changes in applicable law or administrative practice may increase such requirements and a governmental consent, once given, might be withdrawn. Furthermore, consents needed in connection with future re-leasing or sale of an aircraft may not be forthcoming. Any of these events could adversely affect our ability to re-lease or sell aircraft, which would negatively affect our financial condition and results of operations.

Due to the fact that many of our lessees operate in emerging markets, we are indirectly subject to many of the economic and political risks associated with competing in such markets.

Emerging markets are countries which have less developed economies that are vulnerable to economic and political problems, such as significant fluctuations in gross domestic product, interest and currency exchange rates, civil disturbances, government instability, nationalization and expropriation of private assets and the imposition of taxes or other charges by governments. The occurrence of any of these events in markets served by our lessees and the resulting instability may adversely affect our ownership interest in an aircraft or the ability of lessees which operate in these markets to meet their lease obligations and these lessees may be more likely to default than lessees that operate in developed economies. For the year ended December 31, 2008, 38 of our lessees which operated 73 aircraft and generated lease rental revenue representing 49% of our lease rental revenue are domiciled or habitually based in emerging markets.

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

We operate as a supplier to airlines and are indirectly impacted by all the risks facing airlines today. Our ability to succeed is dependent upon (i) the financial strength of our lessees, (ii) the ability to diligently and appropriately assess the credit risk of our lessees and (iii) the ability of lessees to perform their contractual obligations to us. The ability of each lessee to perform its obligations under its lease will depend primarily on the lessee’s financial condition and cash flow, which may be affected by factors beyond our control, including:

•	competition;

•	fare levels;

•	air cargo rates;

•	passenger and air cargo demand;

•	availability of financing and other circumstances affecting airline liquidity, including covenants in financings, terms imposed by credit card issuers and collateral posting requirements contained in fuel hedging contracts and the ability of airlines to make or refinance principal payments as they come due;

•	geopolitical and other events, including war, acts of terrorism, outbreaks of epidemic diseases and natural disasters;

•	aircraft accidents;

•	operating costs, including the price and availability of jet fuel and labor costs;

•	labor difficulties;

•	economic conditions, including recession, financial system distress and currency fluctuations in the countries and regions in which the lessee operates or from which the lessee obtains financing;

•	losses on investments, including auction rate securities; and

•	governmental regulation of or affecting the air transportation business.

As a general matter, airlines with weak capital structures are more likely than well-capitalized airlines to seek operating leases, and, at any point in time, investors should expect a varying number of lessees and sub-lessees to experience payment difficulties. As a result of their weak financial condition, a large portion of lessees over time may be significantly in arrears in their rental or maintenance payments. Many of our existing lessees are in a weak financial condition and suffer liquidity problems, and this is likely to be the case in the future and with other lessees and sub-lessees of our aircraft as well, particularly in a softening economic environment. These liquidity issues will be more likely to lead to airline failures in the context of the current financial system distress, volatile commodity (fuel) prices, and economic slowdown, with additional liquidity being more difficult and expensive to source. In addition, many of our lessees are exposed to currency risk due to the fact that they earn revenues in their local currencies and certain of their liabilities and expenses are denominated in U.S. dollars, including lease payments to us. Given the size of our aircraft portfolio, we expect that from time to time some lessees will be slow in making, or will fail to make, their payments in full under the leases.

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

The terms and conditions of payment restructurings or reschedulings may result in significant reductions of rental payments, which may adversely affect our cash flows and our ability to meet our debt obligations and to pay dividends on our common shares.

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

Our business is exposed to local economic and political conditions that can influence the performance of lessees located in a particular region. Such adverse economic and political conditions include additional regulation or, in extreme cases, requisition. In 2008, the combination of unprecedented fuel price volatility, the inability of many companies to access the capital markets and a slowing economy has impacted the global aviation market, causing severe financial strain and a number of bankruptcies. The effect of these conditions on payments to us will be more or less pronounced, depending on the concentration of lessees in the region with adverse conditions. For the year ended December 31, 2008, lease rental revenues from lessees by region, were 46% in Europe, 13% in North America, 24% in Asia (including 10% in China and 7% in India), 7% in Latin America, and 10% in the Middle East and Africa.

European Concentration

Thirty-four lessees based in Europe accounted for 46% of our lease rental revenues for the year ended December 31, 2008. Commercial airlines in Europe face, and can be expected to continue to face, increased competitive pressures, in part as a result of the deregulation of the airline industry by the European Union, the resultant development of low-cost carriers and due to pressures from stronger airlines that are consolidating.

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

The global financial crisis has brought the financial systems of certain countries to near collapse, including Iceland. The crisis has resulted in the nationalization of several Icelandic banks, large fluctuations in the value of the Icelandic Kroner, and limited ability to transfer funds out of Iceland. The government has been granted International Monetary Fund, or IMF, assistance in the amount of $2.1 billion, as well as loans from other countries to stabilize the situation. However the restrictions currently placed on the banking system have impacted the ability of certain Icelandic companies (as well as those connected with certain Icelandic companies) to operate their businesses. A prolonged restriction on the banking system in Iceland, as well as an inability by Iceland to secure external financing may have a material adverse effect on the ability of certain lessees to meet their financial obligations and other obligations under our leases.

North American Concentration

Six lessees based in North America accounted for 13% of our lease rental revenues for the year ended December 31, 2008. Despite recent improvements in the financial results of many carriers, airlines remain highly susceptible to macroeconomic and geopolitical factors outside their control. The outbreak of war and prolonged conflict in Iraq and the September 11, 2001 terrorist attacks in the United States have resulted in tightened security measures and reduced demand for air travel, which, together with high and volatile fuel costs, have imposed additional financial burdens on most U.S. airlines.

Asian Concentration

Sixteen lessees based in Asia accounted for 24% of our lease rental revenues for the year ended December 31, 2008. The outbreak of SARS in 2003 had the largest negative impact on Asia, particularly China, Hong Kong and Taiwan. More recently, the Asian airline industry has experienced significant declines in both passenger and cargo traffic, largely due to economic conditions but also other factors, including more restrictive visa issuance, particularly by China, and over capacity in the case of India. Certain Asian governments have recently announced programs to assist airlines in the region, however, continued demand weakness, a recurrence of SARS or the outbreak of another epidemic disease, such as avian influenza, which many experts think would originate in Asia, would likely adversely affect the Asian airline industry.

Five lessees based in China accounted for 10% of our lease rental revenues for the year ended December 31, 2008. Major obstacles to the Chinese airline industry’s development exist, including the continuing government control and regulation of the industry, as evidenced by a moratorium on all types of visas during the Beijing Olympics. More recently, the Chinese government imposed a moratorium on new aircraft import commitments by Chinese airlines. If such control and regulation persists or expands, the Chinese airline industry would likely experience a significant decrease in growth or restrictions on future growth, and it is conceivable that our interests in aircraft on-lease to, or our ability to lease to, Chinese carriers could be adversely affected. In addition, a recession in the rest of the world has adversely impacted China’s growth, and volatile fuel prices will put pressure on airline performance, and in either case adversely impact the ability of Chinese airlines to perform their obligations under our leases.

Four lessees in India accounted for 7% of our lease rental revenues for the year ended December 31, 2008. India has, until recently, experienced limited passenger air transport growth, but significant growth is forecast over the next 20 years. Moreover, the financial performance of Indian airlines over the past ten years has been volatile. Recently, falling demand due to economic weakness and higher fares to offset higher fuel expense has resulted in lower demand and therefore excess capacity in the Indian market, and subsequent financial difficulties for many airlines. Additionally, Indian airlines have placed substantial new equipment orders and it is not clear that passenger demand, or airport and passenger handling infrastructure and pilot training capacity, will support these planned fleet increases. If Indian airlines are unable to integrate their own new aircraft commitments, or if high and volatile fuel prices affect their ability to attract financing, the financial performance of Indian airlines may be adversely affected, having an adverse effect on our ability to collect rentals.

Latin American Concentration

Six lessees based in Latin America accounted for 7% of our lease rental revenues for the year ended December 31, 2008. Air travel in Latin America continues to grow strongly, fueled by economic improvement and the introduction of low cost carriers to the region. Brazil, Latin America’s largest aviation market, has been plagued by two recent major accidents, both of which raised questions as to the adequacy of its transportation infrastructure to support future growth. Brazilian airlines have large capacity additions planned, including the recent launch of a new Brazilian low cost carrier, and any restrictions imposed on airport or other infrastructure usage or further degradation of the region’s aviation safety record, and high and volatile fuel prices, could have a material adverse effect on carriers’ financial performance and thus our ability to collect lease payments.

Middle East and African Concentration

Six lessees based in the Middle East and Africa accounted for 10% of our lease rental revenues for the year ended December 31, 2008. Middle Eastern, and particularly Gulf based carriers, have a large number of aircraft on order and continue to capitalize on the region’s favorable geographic position as an East-West transfer hub. However, ongoing geopolitical tension, the sharp fall in fuel prices, distress in the Dubai economy and any aviation related act of terrorism in the region could adversely affect financial performance.

Risks Related to the Aviation Industry

High fuel prices impact the profitability of the airline industry. If fuel prices rise, our lessees might not be able to meet their lease payment obligations, which would have an adverse effect on our financial results and growth prospects.

Fuel costs represent a major expense to companies operating within the airline industry. Fuel prices fluctuate widely depending primarily on international market conditions, geopolitical and environmental events and currency/exchange rates. As a result, fuel costs are not within the control of lessees and significant changes would materially affect their operating results.

Factors such as natural disasters can significantly affect fuel availability and prices. In August and September 2005, Hurricanes Katrina and Rita inflicted widespread damage along the Gulf Coast of the United States, causing significant disruptions to oil production, refinery operations and pipeline capacity in the region and to oil production in the Gulf of Mexico. These disruptions resulted in decreased fuel availability and higher fuel prices.

Fuel prices currently remain extremely volatile. The high cost of fuel in 2007 and early 2008 had a material adverse impact on most airlines (including our lessees) profitability. Fuel hedging contracts entered into during the recent high fuel price environment resulted in significant losses and/or additional cash collateral required to be posted related to fuel hedges for certain airlines in late 2008 as fuel prices fell significantly. Due to the competitive nature of the airline industry, airlines have been, and may continue to be, unable to pass on increases in fuel prices to their customers by increasing fares in a manner that fully compensates for the costs incurred. In addition, airlines may not be able to manage this risk by appropriately hedging their exposure to fuel price fluctuations. If fuel prices increase due to future terrorist attacks, acts of war, armed hostilities, natural disasters or for any other reason, they are likely to cause our lessees to incur higher costs and/or generate lower revenues, resulting in an adverse impact on their financial condition and liquidity. Fuel cost volatility may contribute to the reluctance of airlines to make future commitments to lease aircraft and, accordingly, reduce the demand for lease aircraft. Consequently, these conditions may (i) affect our lessees’ ability to make rental and other lease payments, (ii) result in lease restructurings and/or aircraft repossessions, (iii) increase our costs of servicing and marketing our aircraft, (iv) impair our ability to re-lease the aircraft or re-lease or otherwise dispose of the aircraft on a timely basis at favorable rates or terms, or at all, and (v) reduce the proceeds received for the aircraft upon any disposition. These results could have an adverse effect on our financial results and growth prospects.

If the effects of terrorist attacks and geopolitical conditions adversely impact the financial condition of the airlines, our lessees might not be able to meet their lease payment obligations, which would have an adverse effect on our financial results and growth prospects.

As a result of the September 11, 2001 terrorist attacks in the United States and subsequent terrorist attacks abroad, notably in the Middle East, Southeast Asia and Europe, increased security restrictions were implemented on air travel, airline costs for aircraft insurance and enhanced security measures have increased, and airlines in certain countries continue to rely on government-sponsored programs to acquire war risk insurance. In addition, war or armed hostilities in the Middle East, North Korea or elsewhere, or the fear of such events, could further exacerbate many of the problems experienced as a result of terrorist attacks. The situation in Iraq continues to be uncertain, tension over Iran’s nuclear program continues, fighting in the Gaza Strip between Hamas and the Israeli army significantly raised tension in the Middle East in early 2009, and any or all of these may lead to further instability in the Middle East. The recent attacks in Mumbai have also raised tensions in South Asia. Future terrorist attacks, war or armed hostilities, or the fear of such events, could further negatively impact the airline industry and may have an adverse effect on the financial condition and liquidity of our lessees, aircraft values and rental rates and may lead to lease restructurings or aircraft repossessions, all of which could adversely affect our financial results and growth prospects.

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

The spread of SARS in 2003 was linked to air travel early in its development and negatively impacted passenger demand for air travel at that time. While the World Health Organization’s travel bans related to SARS have been lifted, SARS had a severe impact on the aviation industry, which was evidenced by a sharp reduction in passenger bookings and cancellation of many flights and employee layoffs. While these effects were felt most acutely in Asia, SARS did spread to other areas, including North America. Since 2003, there have been several outbreaks of avian influenza, beginning in Asia and, most recently, spreading to certain parts of Africa and Europe. Although human cases of avian influenza so far have been limited in number, the World Health Organization has expressed serious concern that a human influenza pandemic could develop from the avian influenza virus. In such an event, numerous responses, including travel restrictions, might be necessary to combat the spread of the disease. Additional outbreaks of SARS or other epidemic diseases such as avian influenza, or the fear of such events, could negatively impact passenger demand for air travel and the aviation industry, which could result in our lessees’ inability to satisfy their lease payment obligations to us, which in turn would have an adverse effect on our financial results and growth prospects.

If recent industry economic losses and airline reorganizations continue, our lessees might not be able to meet their lease payment obligations to us, which would have an adverse effect on our financial results and growth prospects.

As a result of international economic conditions, significant volatility in oil prices and financial markets distress, airlines may be forced to reorganize. Historically, airlines involved in reorganizations have undertaken substantial fare discounting to maintain cash flows and to encourage continued customer loyalty. Such fare discounting has in the past led to lower profitability for all airlines, including certain of our lessees. Bankruptcies and reduced demand may lead to the grounding of significant numbers of aircraft and negotiated reductions in aircraft lease rental rates, with the effect of depressing aircraft market values. Additional reorganizations by airlines under Chapter 11 or liquidations under Chapter 7 of the U.S. Bankruptcy Code or other bankruptcy or reorganization laws in other countries or further rejection of aircraft leases or abandonment of aircraft by airlines in a Chapter 11 proceeding under the U.S. Bankruptcy Code or equivalent laws in other countries may have already exacerbated, and would be expected to further exacerbate, such depressed aircraft values and lease rates. Additional grounded aircraft and lower market values would adversely affect our ability to sell certain of our aircraft on favorable terms, or at all, or re-lease other aircraft at favorable rates comparable to the then current market conditions, which collectively would have an adverse effect on our financial results and growth prospects.

Risks Related to Our Organization and Structure

If the ownership of our common shares continues to be highly concentrated, it may prevent you and other minority shareholders from influencing significant corporate decisions and may result in conflicts of interest.

As of February 20, 2009, entities affiliated with Fortress funds and an officer of Fortress beneficially own 30,560,877 shares, or approximately 38.6% of our common shares. As a result, Fortress may be able to control fundamental corporate matters and transactions, including: the election of directors; mergers or amalgamations (subject to prior board approval), consolidations or acquisitions; the sale of all or substantially all of our assets; in certain circumstances, the amendment of our bye-laws; and our winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by our other shareholders. The interests of the Fortress funds may not always coincide with our interests or the interests of our other shareholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of our company. Also, the Fortress funds may seek to cause us to take courses of action that, in their judgment, could enhance their investment in us, but which might involve risks to our other shareholders or adversely affect us or our other shareholders. In addition, under our Shareholders Agreement between us and the Fortress funds, based on the current ownership of our common stock by entities affiliated with Fortress funds, an affiliate of Fortress is entitled to designate three directors for election to our board of directors. Also, a sale of shares by one or more of the Fortress funds could add further downward pressure on the market price of our common shares. As a result of these or other factors, the market price of our common shares could decline or shareholders might not receive a premium over the then-current market price of our common shares upon a change in control. In addition, this concentration of share ownership may adversely affect the trading price of our common shares because investors may perceive disadvantages in owning shares in a company with a significant shareholder.

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

If the market price of our common shares declines significantly, shareholders may be unable to resell their shares at or above their purchase price. The market price or trading volume of our common shares could be highly volatile and may decline significantly in the future in response to various factors, many of which are beyond our control, including:

•	variations in our quarterly or annual operating results;

•	failure to meet any earnings estimates;

•	actual or perceived reduction in our growth or expected future growth;

•	actual or anticipated accounting issues;

•	publication of research reports about us, other aircraft lessors or the aviation industry or the failure of securities analysts to cover our common shares or the decision to suspend or terminate coverage in the future;

•	additions or departures of key management personnel;

•	increased volatility in the capital markets and more limited or no access to debt financing, which may result in an increased cost of, or less favorable terms for, debt financing or may result in sales to satisfy collateral calls or other pressure on holders to sell our shares;

•	redemptions, or similar events affecting funds or other investors holding our shares, which may result in large block trades that could significantly impact the price of our common shares;

•	adverse market reaction to any indebtedness we may incur or preference or common shares we may issue in the future;

•	changes in or elimination of our dividend;

•	actions by shareholders;

•	changes in market valuations of similar companies;

•	announcements by us, our competitors or our suppliers of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments;

•	speculation in the press or investment community;

•	increases in market interest rates that may lead purchasers of our common shares to demand a higher dividend yield;

•	changes or proposed changes in laws or regulations affecting the aviation industry or enforcement of these laws and regulations, or announcements relating to these matters; and

•	general market, political and economic conditions and local conditions in the markets in which our lessees are located.

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

In the future, we may attempt to increase our capital resources by incurring debt or issuing additional equity securities, including commercial paper, medium-term notes, senior or subordinated notes or loans and series of preference shares or common shares. Upon liquidation, holders of our debt investments and preference shares and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our common shares. Additional equity offerings would dilute the holdings of our then current common shareholders and could reduce the market price of our common shares, or both. Preference shares, if issued, could have a preference on liquidating distributions or a preference on dividend payments. Restrictive provisions in our debt and/or preference shares could limit our ability to make a distribution to the holders of our common shares. Because our decision to incur more debt or issue additional equity securities in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future capital raising activities. Thus, holders of our common shares bear the risk of our future debt and equity issuances reducing the market price of our common shares and diluting their percentage ownership.

The market price of our common shares could be negatively affected by sales of substantial amounts of our common shares in the public markets.

As of February 20, 2009, there were 79,109,861 shares issued and outstanding, all of which are freely transferable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. The remaining outstanding common shares will be deemed “restricted securities” as that term is defined in Rule 144 under the Securities Act.

Pursuant to our Amended and Restated Shareholders Agreement, the Fortress funds and certain Fortress affiliates and permitted third-party transferees have the right, in certain circumstances, to require us to register their 29,000,000 common shares under the Securities Act for sale into the public markets. Upon the effectiveness of such a registration statement, all shares covered by the registration statement will be freely transferable. A sale, or a report of the possible sale, of any substantial portion of these shares may negatively impact the market price of our shares.

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

As of February 20, 2009, we had an aggregate of 168,641,981 common shares authorized but unissued and not reserved for issuance under our incentive plan. We may issue all of these common shares without any action or approval by our shareholders. We intend to continue to actively pursue acquisitions of aviation assets and may issue common shares in connection with these acquisitions. Any common shares issued in connection with our acquisitions, our incentive plan, the exercise of outstanding share options or otherwise would dilute the percentage ownership held by existing shareholders.

Risks Related to Taxation

If AL were treated as engaged in a trade or business in the United States, AL would be subject to U.S. federal income taxation on a net income basis, which would adversely affect our business and result in decreased cash available for distribution to our shareholders.

If, contrary to expectations, AL were treated as engaged in a trade or business in the United States, the portion of its net income, if any, that was “effectively connected” with such trade or business would be subject to U.S. federal income taxation at a maximum rate of 35%. In addition, AL would be subject to the U.S. federal branch profits tax on its effectively connected earnings and profits at a rate of 30%. The imposition of such taxes would adversely affect AL’s business and would result in decreased cash available for distribution to our shareholders.

If there is not sufficient trading in our shares, or if 50% of our shares are held by certain 5% shareholders, we could lose our eligibility for an exemption from U.S. federal income taxation on rental income from our aircraft used in “international traffic” and could be subject to U.S. federal income taxation which would adversely affect our business and result in decreased cash available for distribution to our shareholders.

We expect that we are currently eligible for an exemption under Section 883 of the Internal Revenue Code of 1986, as amended (the “Code”) which provides an exemption from U.S. federal income taxation with respect to rental income derived from aircraft used in international traffic, by certain foreign corporation. No assurances can be given that we will continue to be eligible for this exemption as our stock is traded on the market and changes in our ownership or the amount of our shares that are traded could cause us to cease to be eligible for such exemption. To qualify for this exemption in respect of rental income, the lessor of the aircraft must be organized in a country that grants a comparable exemption to U.S. lessors (Bermuda and Ireland each do), and certain other requirements must be satisfied. We can satisfy these requirements in any year if, for more than half the days of such year, our shares are primarily and regularly traded on a recognized exchange and certain shareholders, each of whom owns 5% or more of our shares (applying certain attribution rules), do not collectively own more than 50% of our shares. Our shares will be considered to be primarily and regularly traded on a recognized exchange in any year if: (1) the number of trades in our shares effected on such recognized stock exchanges exceed the number of our shares (or direct interests in our shares) that are traded during the year on all securities markets; (2) trades in our shares are effected on such stock exchanges in more than de minimis quantities on at least 60 days during every calendar quarter in the year; and (3) the aggregate number of our shares traded on such stock exchanges during the taxable year is at least 10% of the average number of our shares outstanding in that class during that year. If our shares cease to satisfy these requirements, then we may no longer be eligible for the Section 883 exemption with respect to rental income earned by aircraft used in international traffic. If we were not eligible for the exemption under Section 883 of the Code, we expect that the U.S. source rental income of Aircastle Bermuda generally would be subject to U.S. federal taxation, on a gross income basis, at a rate of not in excess of 4% as provided in Section 887 of the Code. If, contrary to expectations, Aircastle Bermuda did not comply with certain administrative guidelines of the Internal Revenue Service, such that 90% or more of Aircastle Bermuda’s U.S. source rental income were attributable to the activities of personnel based in the United States, Aircastle Bermuda’s U.S. source rental income would be treated as income effectively connected with the conduct of a trade or business in the United States. In such case, Aircastle Bermuda’s U.S. source rental income would be subject to U.S. federal income taxation on its net income at a maximum rate of 35% as well as state and local taxation. In addition, Aircastle Bermuda would be subject to the U.S. federal branch profits tax on its effectively connected earnings and profits at a rate of 30%. The imposition of such taxes would adversely affect our business and would result in decreased cash available for distribution to our shareholders.

One or more of our Irish subsidiaries could fail to qualify for treaty benefits, which would subject certain of their income to U.S. federal income taxation, which would adversely affect our business and result in decreased cash available for distribution to our shareholders.

Qualification for the benefits of the Irish Treaty depends on many factors, including being able to establish the identity of the ultimate beneficial owners of our common shares. Each of the Irish subsidiaries may not satisfy all the requirements of the Irish Treaty and thereby may not qualify each year for the benefits of the Irish Treaty or may be deemed to have a permanent establishment in the United States. Moreover, the provisions of the Irish Treaty may change. Failure to so qualify, or to be deemed to have a permanent establishment in the United States, could result in the rental income from aircraft used for flights within the United States being subject to increased U.S. federal income taxation. The imposition of such taxes would adversely affect our business and would result in decreased cash available for distribution to our shareholders.

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

We expect to continue to be a passive foreign investment company, or PFIC, and may be a controlled foreign corporation, or CFC, for U.S. federal income tax purposes.

We expect to continue to be treated as a PFIC and may be a CFC for U.S. federal income tax purposes. If you are a U.S. person and do not make a qualified electing fund, or QEF, election with respect to us and each of our PFIC subsidiary, unless we are a CFC and you own 10% of our voting shares, you would be subject to special deferred tax and interest charges with respect to certain distributions on our common shares, any gain realized on a disposition of our common shares and certain other events. The effect of these deferred tax and interest charges could be materially adverse to you. Alternatively, if you are such a shareholder and make a QEF election for us and each of our PFIC subsidiaries, or if we are a CFC and you own 10% or more of our voting shares, you will not be subject to those charges, but could recognize taxable income in a taxable year with respect to our common shares in excess of any distributions that we make to you in that year, thus giving rise to so-called “phantom income” and to a potential out-of-pocket tax liability.

Distributions made to a U.S. person that is an individual will not be eligible for taxation at reduced tax rates generally applicable to dividends paid by certain United States corporations and “qualified foreign corporations” on or after January 1, 2003. The more favorable rates applicable to regular corporate dividends could cause individuals to perceive investment in our shares to be relatively less attractive than investment in the shares of other corporations, which could adversely affect the value of our shares.

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

During the fourth quarter of the fiscal year ended December 31, 2008, no matters were submitted to a vote of security holders.

Executive Officers of the Registrant

Executive officers are elected by our board of directors, and their terms of office continue until the next annual meeting of the board or until their successors are elected and have been duly qualified. There are no family relationships among our executive officers.

Set forth below is information pertaining to our executive officers who held office as of February 20, 2009:

Ron Wainshal, 44, became our Chief Executive Officer in May 2005. Prior to joining Aircastle, Mr. Wainshal was in charge of the Asset Management group of General Electric Commercial Aviation

Services, or GECAS, from 2003 to 2005. After joining GECAS in 1998, Ron led many of GECAS’ U.S. airline restructuring efforts and its bond market activities, and played a major marketing and structured finance role in the Americas. Before joining GECAS, he was a principal and co-owner of a financial advisory company specializing in transportation infrastructure from 1994 to 1998 and prior to that held positions at Capstar Partners and The Transportation Group in New York and Ryder System in Miami. He received a BS in Economics from the Wharton School of the University of Pennsylvania and an MBA from the University of Chicago’s Graduate School of Business.

Michael Inglese, 47, became our Chief Financial Officer in April 2007. Prior to joining the Company, Mr. Inglese served as an Executive Vice President and Chief Financial Officer of PanAmSat Holding Corporation, where he served as Chief Financial Officer from June 2000 until the closing of PanAmSat’s sale to Intelsat in July 2006. Mr. Inglese joined PanAmSat in May 1998 as Vice President, Finance after serving as Chief Financial Officer for DIRECTV Japan, Inc. He is a Chartered Financial Analyst who holds a BS in Mechanical Engineering from Rutgers University College of Engineering and his MBA from Rutgers Graduate School of Business Management.

David Walton, 47, became our General Counsel in March 2005 and our Chief Operating Officer in January 2006. Prior to joining Aircastle, Mr. Walton was Chief Legal Officer of Boullioun Aviation Services, Inc. from 1996 to 2005. Prior to that, Mr. Walton was a partner at the law firm of Perkins Coie in Seattle and Hong Kong. Mr. Walton has over 20 years of experience in aircraft leasing and finance. He received a BA in Political Science from Stanford University and a JD from Boalt Hall School of Law, University of California, Berkeley.

Michael Platt, 48, became our Chief Investment Officer in February 2007. Prior to joining Aircastle, Mr. Platt was Senior Vice President of International Lease Finance Corporation (ILFC) in Los Angeles, California where his responsibilities included heading the sales department and leasing aircraft to airlines throughout the world. Prior to working in marketing and sales at ILFC, Mr. Platt was Vice President, Secretary and Corporate Legal Counsel at ILFC. Before joining ILFC, from 1987 to 1992 he was a transactional lawyer for the former McDonnell Douglas Finance Corporation in Long Beach, California where, among other responsibilities, he was involved in commercial aircraft leasing. Mr. Platt received his BA from the University of North Carolina, Chapel Hill in 1982 and his JD from the University of Virginia School of Law in 1985.

Joseph Schreiner, 51, became our Executive Vice President, Technical in October 2004. Prior to joining Aircastle, Mr. Schreiner oversaw the technical department at AAR Corp, a provider of products and services to the aviation and defense industries from 1998 to 2004 where he managed aircraft and engine evaluations and inspections, aircraft lease transitions, reconfiguration and heavy maintenance. Prior to AAR, Mr. Schreiner spent 19 years at Boeing (McDonnell-Douglas) in various technical management positions. Mr. Schreiner received a BS from the University of Illinois and a MBA from Pepperdine University.

Aaron Dahlke, 40, became our Chief Accounting Officer in June 2005. Prior to joining Aircastle, Mr. Dahlke was Vice President and Controller of Boullioun Aviation Services Inc. from January 2003 to May 2005. Prior to Boullioun, Mr. Dahlke was at ImageX.com, Inc. and Ernst & Young LLP. He received a B.S. in Accounting from California State University San Bernardino. He is a Certified Public Accountant.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed for trading on the New York Stock Exchange under the symbol “AYR”. As of February 17, 2009, there were approximately 16,330 record holders of our common shares.

The following table sets forth the quarterly high and low prices of our common shares on the New York Stock Exchange for the periods indicated since our initial public offering and dividends during such periods:

			Dividends Per
	High	Low	Share ($)

Year Ending December 31, 2006:
Third Quarter (from August 8, 2006)	$30.00	$25.75	$0.35	(1)
Fourth Quarter	$33.45	$28.70	$0.4375
Year Ending December 31, 2007:
First Quarter	$36.58	$28.11	$0.50
Second Quarter	$41.31	$33.19	$0.60
Third Quarter	$40.62	$27.90	$0.65
Fourth Quarter	$33.64	$23.30	$0.70
Year Ending December 31, 2008:
First Quarter	$26.54	$10.98	$0.25
Second Quarter	$16.73	$7.68	$0.25
Third Quarter	$14.40	$8.20	$0.25
Fourth Quarter	$9.93	$2.80	$0.10

(1)	Dividends for the three months ended September 30, 2006 were paid in two installments. A dividend of $0.156 per common share was paid on August 15, 2006 for the period July 1, 2006 to August 12, 2006 for the period prior to our initial public offering. A dividend of $0.194 per common share was paid on November 15, 2006 for the period after our initial public offering.

Our ability to pay, maintain or increase cash dividends to our shareholders is subject to the discretion of our board of directors and will depend on many factors, including the difficulty we may experience in raising capital in a market that has been disrupted significantly and our ability to finance our aircraft acquisition commitments, including pre-delivery payment obligations, our ability to negotiate favorable lease and other contractual terms, the level of demand for our aircraft, the economic condition of the commercial aviation industry generally, the financial condition and liquidity of our lessees, the lease rates we are able to charge and realize, our leasing costs, unexpected or increased expenses, the level and timing of capital expenditures, principal repayments and other capital needs, the value of our aircraft portfolio, our compliance with loan to value, debt service coverage, interest rate coverage and other financial covenants in our financings, our results of operations, financial condition and liquidity, general business conditions, restrictions imposed by our securitizations or other financings, legal restrictions on the payment of dividends, including a statutory dividend test and other limitations under Bermuda law, and other factors that our board of directors deems relevant. Some of these factors are beyond our control and a change in any such factor could affect our ability to pay dividends on our common shares. In the future we may not choose to pay dividends or may not be able to pay dividends, maintain our current level of dividends, or increase them over time. Increases in demand for our aircraft and operating lease payments may not occur, and may not increase our actual cash available for dividends to our common shareholders. The failure to maintain or pay dividends may adversely affect our share price.

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

Stock Option Grants and Grants of Restricted Common Shares

From time to time, we have issued restricted common shares to our employees under our 2005 Equity and Incentive Compensation Plan. A portion of the grants of restricted common shares set forth below was exempt from registration under Section 701 of the Securities Act because they were made under written compensatory plans or agreements and the remainder were exempt under Section 4(2) of the Securities Act.

•	In February 2006, we issued to certain of our employees an aggregate of 780,000 restricted common shares and restricted share units, scheduled to vest over a four to five year period from the grant date.

•	In March 2006, we issued to an employee 5,000 restricted common shares, scheduled to vest over a five year period from the grant date.

•	In April 2006, we issued to certain of our employees an aggregate of 77,000 restricted common shares, which immediately vested for an aggregate purchase price of $770,000.

Performance Graph

The following graph compares the cumulative 29-month total return to holders of Aircastle Limited’s common shares relative to the cumulative total returns of the S&P 500 Index and a customized peer group. The peer group consists of three companies which are: AerCap Holdings NV (NYSE: AER), Babcock & Brown Air Ltd. (NYSE: FLY) and Genesis Lease Limited (NYSE: GLS). The peer group investment is weighted among shares in the peer group by market-capitalization as of August 7, 2006, and is adjusted monthly. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common shares and in the peer group on August 7, 2006, and is assumed to have been made in the S&P 500 Index on July 31, 2006 and the relative performance of each tracked through December 31, 2008.

COMPARISON OF 29 MONTH CUMULATIVE TOTAL
Among Aircastle Limited, The S&P 500
And The Peer Group

*	$100 invested on 8/7/06 in AYR Common Shares or 7/31/06 in the S&P 500 Index, including reinvestment of dividends.

	8/7/06	9/30/06	12/31/06	3/31/07	6/30/07	9/30/07	12/31/07	3/31/08	6/30/08	9/30/08	12/31/08

Aircastle Limited	100.00	126.35	130.97	159.31	181.96	155.55	125.83	54.83	42.31	51.10	25.22
S&P 500	100.00	105.02	112.05	112.77	119.85	122.28	118.21	107.04	104.13	95.41	74.47
Peer Group	100.00	100.00	102.11	124.27	135.50	110.77	90.24	76.48	53.84	47.00	18.39

ITEM 6.	SELECTED FINANCIAL DATA

The selected historical consolidated financial, operating and other data as of December 31, 2007 and 2008 and for each of the three years in the period ended December 31, 2008 presented in this table are derived from our audited consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report. The selected consolidated financial data as of December 31, 2004, 2005 and 2006 and for the period from October 29, 2004 through December 31, 2004 presented in this table are derived from our audited consolidated financial statements and related notes thereto, which are not included in this Annual Report. You should read these tables along with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report.

	Period from
	October 29,
	(Commencement
	of Operations)
	Through
	December 31,	Year Ended December 31,
	2004	2005	2006	2007	2008
	(Dollars in thousands, except per share data)

Selected Financial Data:
Consolidated Statements of Operation:
Total revenues	$78	$31,638	$182,852	$381,091	$582,587
Selling, general and administrative expenses	1,117	12,493	27,836	39,040	46,806
Depreciation	102	11,286	53,424	126,403	201,759
Interest, net	(9)	6,846	49,566	92,660	203,529
Income (loss) from continuing operations	(1,143)	(803)	45,920	114,403	115,291
Discontinued operations	(322)	1,031	5,286	12,941	—
Net income (loss)	(1,465)	228	51,206	127,344	115,291
Basic income (loss) per share:
Income (loss) from continuing operations	$(0.03)	$(0.02)	$1.00	$1.71	$1.48
Discontinued operations	$(0.01)	$0.03	$0.12	$0.19	—
Net income (loss)	$(0.04)	$0.01	$1.12	$1.90	$1.48
Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.03)	$(0.02)	$1.00	$1.70	$1.48
Discontinued operations	$(0.01)	$0.03	$0.11	$0.19	—
Net income (loss)	$(0.04)	$0.01	$1.11	$1.89	$1.48
Cash dividends declared per share	—	—	$1.1375	$2.45	$0.85
Other Operating Data:
EBITDA(1)	$(1,020)	$19,003	$149,349	$333,745	$526,305
Consolidated Statements of Cash Flows:
Cash flows (used in) provided by operations	$(194)	$(20,974)	$42,712	$200,210	$321,806
Cash flows (used in) provided by investing activities	(92,921)	(710,317)	(858,002)	(2,369,796)	37,640
Cash flows provided by (used in) financing activities	93,115	811,234	793,465	2,125,014	(292,045)
Consolidated Balance Sheet Data:
Flight equipment held for lease, net of accumulated depreciation	$61,679	$712,092	$1,559,365	$3,807,116	$3,837,543
Debt investments, available for sale	—	26,907	121,273	113,015	14,349
Total assets	104,981	967,532	1,918,703	4,427,642	4,251,572
Borrowings under credit facilities	—	490,588	442,660	798,186	—
Borrowings under securitizations and term debt financings	—	—	549,400	1,677,736	2,476,296
Repurchase agreements	—	8,665	83,694	67,744	—
Shareholders’ equity	99,235	410,936	637,197	1,294,577	1,112,166
Other Data:
Number of Aircraft (at the end of period)	2	31	68	133	130
Total debt to total capitalization	N/A	54.9%	62.8%	66.3%	69.0%

(1)	EBITDA is a measure of operating performance that is not calculated in accordance with GAAP. EBITDA should not be considered a substitute for net income, income from operations or cash flows provided by or used in operations, as determined in accordance with GAAP. EBITDA is a key measure of our operating performance used by management to focus on consolidated operating performance exclusive of income and expense that relate to the financing and capitalization of the business.

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

The table below shows the reconciliation of net income (loss) to EBITDA for the period October 29 through December 31, 2004 and the years ended December 31, 2005, 2006, 2007 and 2008.

	Period from
	October 29,
	(Commencement
	of Operations)
	Through
	December 31,	Year Ended December 31,
	2004	2005	2006	2007	2008

Net (loss) income	$(1,465)	$228	$51,206	$127,344	$115,291
Depreciation	102	11,286	53,424	126,403	201,759
Amortization of net lease premiums (discounts) and lease incentives	30	734	(4,406)	(7,379)	(1,815)
Interest, net	(9)	6,846	49,566	92,660	203,529
Income tax provision	—	940	4,845	7,658	7,541
(Earnings) loss from discontinued operations, net of income taxes	322	(1,031)	(5,286)	(12,941)	—

EBITDA	$(1,020)	$19,003	$149,349	$333,745	$526,305

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks, uncertainties and assumptions. You should read the following discussion in conjunction with “Item 6 — Selected Financial Data” and our historical consolidated financial statements and the notes thereto appearing elsewhere in this report. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those described under “Item 1A. — Risk Factors” and elsewhere in this report. Please see “Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995” for a discussion of the uncertainties, risks and assumptions associated with these statements. Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and, unless otherwise indicated, the other financial information contained in this report has also been prepared in accordance with GAAP. Unless otherwise indicated, all references to “dollars” and “$” in this report are to, and all monetary amounts in this report are presented in, U.S. dollars.

OVERVIEW

We are a global company that acquires, leases and sells high-utility commercial jet aircraft to passenger and cargo airlines throughout the world. High-utility aircraft are generally modern, operationally efficient jets with a large operator base and long useful lives. As of December 31, 2008, our aircraft portfolio consisted of 130 aircraft that were leased to 55 lessees located in 31 countries, and managed through our offices in the United States, Ireland and Singapore. Typically, our aircraft are subject to net operating leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs, although, in a majority of cases, we are obligated to pay a portion of specified maintenance or modification costs. From time to time, we also make investments in other aviation assets, including debt investments secured by commercial jet aircraft. Our revenues and income from continuing operations for the year ended December 31, 2008 were $582.6 million and $115.3 million, respectively and for the fourth quarter 2008 were $157.8 million and $24.7 million, respectively.

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

The reduction in debt investments was done in order to deploy our capital more efficiently and to reduce short-term repurchase agreement borrowings and interest rate exposure on our hedged repurchase agreements related to these debt investments.

Revenues

Revenues are comprised primarily of operating lease rentals on flight equipment held for lease. In addition, we recognize revenue from retained maintenance payments related to lease expirations. Typically, our aircraft are subject to net operating leases whereby the lessee pays rentals and is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs, although in a majority of cases we are obligated to pay a portion of specified maintenance or modification costs. The amount of rent we receive depends on various factors, including the type, size and age of the aircraft in our portfolio. Lease payments are typically denominated in U.S. dollars. Lease rental revenue is recognized on a straight-line basis over the term of the lease. Our aircraft lease agreements generally provide for the periodic payment of a fixed amount of rent over the life of the lease. However, the amount of rent we receive may vary due to several factors, including the credit worthiness of our lessees and the occurrence of delinquencies and defaults. Our lease rental revenues are also affected by the extent to which aircraft are off-lease and our ability to remarket aircraft that are nearing the end of their leases in order to minimize their off-lease time. Our success in re-leasing aircraft is affected by market conditions relating to our aircraft and by general industry trends. An increase in the percentage of off-lease aircraft or a reduction in lease rates upon remarketing would negatively impact our revenues.

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

Acquisitions and Dispositions

On January 22, 2007, we entered into the GAIF Acquisition Agreement pursuant to which we acquired 32 aircraft for an aggregate base purchase price of approximately $1.39 billion, subject to certain agreed upon adjustments. We acquired 28 of the aircraft in 2007 related to this transaction and the remaining four aircraft were acquired during the first half of 2008.

On June 20, 2007, we entered into the Airbus A330 Agreement under which we agreed to acquire from Airbus fifteen new A330-200 aircraft, or the New A330 Aircraft (as reduced to twelve aircraft as described below). Pre-delivery payments for each aircraft are payable to Airbus and are refundable to us only in limited circumstances. We agreed to separate arrangements with Rolls-Royce PLC, or Rolls-Royce, and Pratt & Whitney, or P&W, pursuant to which we committed to acquire aircraft engines for the New A330 Aircraft. We agreed to acquire six shipsets of Trent 772B engines from Rolls-Royce and were granted options to acquire an additional four shipsets. We also committed to acquire five shipsets of PW4170 engines from P&W, and were granted options to acquire an additional five shipsets. Each shipset consists of two engines. In July 2008, we amended the Airbus A330 Agreement, reducing the number of New A330 Aircraft to be acquired from fifteen to twelve and changing the Airbus A330 Agreement so that we receive a mix of freighter and passenger aircraft. As a result, seven of the New A330 Aircraft are scheduled to be delivered as freighters, including the first three positions, and five of the New A330 Aircraft will be manufactured in passenger configuration. As of December 31, 2008, we had paid $56.1 million in Airbus deposits and pre-delivery payments and recorded $4.4 million in capitalized interest. Pre-delivery payments scheduled for 2009 amount to $126.1 million. Under certain circumstances, we have the right to change the delivery positions to alternative A330 aircraft models. In February 2009, we amended the Airbus A330 Agreement to defer the scheduled delivery of an aircraft from the fourth quarter of 2010 to the first half of 2012. Three of the New A330 Aircraft are scheduled to be delivered in 2010, six are scheduled to be delivered in 2011 and the remaining three are scheduled to be delivered in 2012.

Our objective is to develop and maintain a diverse and stable operating lease portfolio and, in that regard, our investment strategy is oriented towards longer-term holding horizons rather than shorter-term trading. However, we review our operating lease portfolio periodically to make opportunistic divestures of aircraft and to manage our portfolio diversification, and in 2008 we sold the following aircraft:

•	Three Boeing Model 737-500s, in May;

•	Two Boeing Model 757-200s, one in July and one in September;

•	One Boeing Model 767-300ER, in November;

•	One Boeing Model 747-400, in December; and

•	One Airbus Model A330-300 in December.

These sales resulted in a pre-tax gain of $6.5 million and end of lease maintenance revenue of $5.8 million which are included in other income (expense) and lease rental revenue, respectively, on our consolidated statement of income.

The following table sets forth certain information with respect to the aircraft owned by us as of December 31, 2008:

AIRCASTLE AIRCRAFT INFORMATION (dollars in millions)

Owned
Aircraft as of
December 31, 2008(1)

Flight Equipment Held for Lease	$3,838
Number of Aircraft.	130
Number of Lessees	55
Number of Countries	31
Weighted Average Age – Passenger (years)(2)	10.9
Weighted Average Age – Freighter (years)(2)	9.4
Weighted Average Age – Combined (years)(2)	10.5
Weighted Average Remaining Passenger Lease Term (years)(3)	3.6
Weighted Average Remaining Cargo Lease Term (years)(3)	8.5
Weighted Average Remaining Combined Lease Term (years)(3)	5.1
Weighted Average Fleet Utilization during Fourth Quarter 2008(4)	98%

(1)	Calculated using net book value as of December 31, 2008.

(2)	Weighted average age (years) by net book value.

(3)	Weighted average remaining lease term (years) by net book value.

(4)	Aircraft on-lease days as a percent of total days in period weighted by net book value, excluding aircraft in freighter conversion.

Our owned aircraft portfolio as of December 31, 2008 is listed in Exhibit 99.1 to this report. Approximately 87% of the total aircraft and 92% of the freighters we owned as of December 31, 2008 are what we consider to be the most current technology for the relevant airframe and engine type and airframe size, as listed under the headings “Latest Generation Narrowbody Aircraft,” “Latest Generation Midbody Aircraft,” “Latest Generation Widebody Aircraft” and “Latest Generation Widebody Freighter Aircraft” in Exhibit 99.1 to this report.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of
	December 31, 2008
	Number of	% of Net
	Aircraft	Book Value

Aircraft Type
Passenger:
Narrowbody	90	48%
Midbody	22	21%
Widebody	1	2%

Total Passenger	113	71%
Freighter	17	29%

Total	130	100%

Manufacturer
Boeing	89	68%
Airbus	41	32%

Total	130	100%

Regional Diversification
Europe	56	44%
Asia	32	23%
North America	14	12%
Latin America	8	5%
Middle East and Africa	12	11%
Off-lease(1)	8	5%

Total	130	100%

(1)	Includes one Boeing Model 737-300 for which we have a signed lease with a carrier in the Middle East and which we expect to deliver in the first quarter of 2009, and seven Boeing Model 737-700’s, three of which we delivered on lease to a carrier in Europe, two of which are committed for lease to a carrier in Africa and one of which is the subject of a letter of intent for lease to a carrier in Latin America, and we expect to deliver the latter three aircraft in the second quarter of 2009.

Our largest customer represents less than 8% of the net book value of flight equipment held for lease at December 31, 2008. Our top 15 customers for aircraft we owned at December 31, 2008,

representing 60 aircraft and 61% of the net book value of flight equipment held for lease, are as follows:

Percent of Net			Number of
Book Value	Customer	Country	Aircraft

Greater than 6%	Martinair	Netherlands	5
per customer	Emirates	United Arab Emirates	2
	US Airways	USA	8

3% to 6%	Iberia Airlines	Spain	6
per customer	Jet Airways	India	8
	Airbridge Cargo(1)	Russia	1
	GOL Transportes Aereos(2)	Brazil	6
	World Airways	USA	2
	KLM Royal Dutch Airlines	Netherlands	1
	Icelandair(3)	Iceland	5
	Swiss International Air Lines	Switzerland	2

Less than 3%	China Eastern Airlines	China	4
per customer	Korean Air	South Korea	2
	Malaysia Airlines	Malaysia	2
	Hainan Airlines	China	6

(1)	Guaranteed by Volga-Dnepr.

(2)	VRG Linhas Aereas and GOL Transportes Aereos are shown combined in the above table.

(3)	Icelandair and SmartLynx are shown combined in the above table.

Finance

We have typically financed the initial purchase of aircraft using short-term credit arrangements and cash on hand. We then refinanced these short-term credit facilities on a long-term basis with the net proceeds from subsequent securitizations, bank debt and equity offerings. Our debt financing arrangements are typically secured by the acquired aircraft and related leases, and the financing parties have limited recourse to Aircastle Limited. While such financing has historically been available on reasonable terms given the loan to value profile we have pursued, the current financial markets turmoil has significantly reduced the availability of both debt and equity capital. Though we expect the financing market to improve in time, we are presently taking a cautious approach to incremental financing and with respect to refinancing risk.

To the extent that we acquire additional aircraft directly, we intend to fund such investments through medium to longer-term financings and cash on hand. We may repay all or a portion of such borrowings from time to time with the net proceeds from subsequent long-term debt financings, additional equity offerings or cash generated from operations and asset sales. Therefore, our ability to execute our business strategy, particularly the acquisition of additional commercial jet aircraft or other aviation assets, depends to a significant degree on our ability to obtain additional debt and equity capital on terms we deem attractive.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Securitizations and Term Debt Financings, — Credit Facilities, and — Equity Offerings.”

Comparison of the year ended December 31, 2007 to the year ended December 31, 2008:

	Year Ended
	December 31,
(Dollars in thousands)	2007	2008

Revenues:
Lease rental revenue	$362,497	$542,270
Amortization of net lease discounts and lease incentives	7,379	1,815
Maintenance revenue	—	34,460

Total lease rentals	369,876	578,545
Interest income	10,400	3,174
Other revenue	815	868

Total revenues	381,091	582,587

Expenses:
Depreciation	126,403	201,759
Interest, net	92,660	203,529
Selling, general and administrative	39,040	46,806
Other expense	2,081	3,982

Total operating expenses	260,184	456,076

Other income (expense):
Gain on sale of aircraft.	—	6,525
Other income (expense)	1,154	(10,204)

Total other income (expense)	1,154	(3,679)

Income from continuing operations before income taxes	122,061	122,832
Income tax provision	7,658	7,541

Income from continuing operations	114,403	115,291
Earnings from discontinued operations, net of income taxes	12,941	—

Net income	$127,344	$115,291

Revenues:

Total revenues increased by 52.9% or $201.5 million for the year ended December 31, 2008 as compared to the year ended December 31, 2007, primarily as a result of the following:

Lease Rentals.  The increase in lease rentals of $208.7 million for the year ended December 31, 2008 as compared to the same period in 2007 was primarily due to the effect of a full year of lease rental revenue for the aircraft acquired during 2007 and lease rental revenue related to aircraft acquired in 2008. Also contributing to the increase was revenue from maintenance payments related to scheduled lease expirations and lease expirations following customer bankruptcies in the amount of $34.5 million that was recognized during 2008.

Interest Income.  The decrease in interest income of $7.2 million was primarily due to the sale of two of our debt investments in February 2008, which we owned during the year ended December 31, 2007.

Operating Expenses:

Total operating expenses increased by 75.3% or $195.9 million for the year ended December 31, 2008 as compared to the year ended December 31, 2007 primarily as a result of the following:

Depreciation expense increased by $75.4 million for the year ended December 31, 2008 over the same period in 2007 as a result of an increase in the aircraft book value due to the aircraft acquired in 2007 and 2008 and a full year of depreciation expense on the 2007 aircraft acquired.

Interest, net consisted of the following:

	Year Ended December 31,
(Dollars in thousands)	2007	2008

Interest on borrowings and other liabilities	$109,853	$169,860
Hedge ineffectiveness losses	171	16,623
Amortization of interest rate derivative contracts related to deferred (gains) losses	(4,849)	15,488
Losses on termination of interest rate swaps	—	1,003
Amortization of deferred financing fees	6,991	13,603

Interest Expense	112,166	216,577
Less interest income	(12,239)	(7,311)
Less capitalized interest	(7,267)	(5,737)

Interest, net	$92,660	$203,529

Interest, net increased $110.9 million, or 119.7%, over the year ended December 31, 2007. The net increase reflects additional interest on a higher average debt balance of $2.71 billion during the year ended December 31, 2008 as compared to $1.64 billion in the same period in 2007. In addition, during the year ended December 31, 2008, interest expense increased by hedge ineffectiveness losses of $16.5 million, amortization of interest rate derivative contracts related to deferred losses of $21.3 million and an increase in amortization of deferred financing fees of $6.6 million as a result of the additional term financings and credit facilities over the same period in 2007. We also recorded lower interest income on our cash and cash equivalents of $4.9 million resulting from lower interest rates during the year ended December 31, 2008 as compared to the same period in 2007. Interest, net also reflects a decrease of $1.5 million in capitalized interest related to accelerated payments and progress payments made in respect to flight equipment on forward order under the GAIF Acquisition Agreement.

Selling, general and administrative expenses, or SG&A, for the year ended December 31, 2008 increased by $7.8 million, or 19.9% over the same period in 2007. This increase was due mainly to an increase in personnel costs of $2.7 million, related to the full year impact in 2008 for 24 employees hired in 2007 and the increased headcount from 69 at December 31, 2007 to 76 at December 31, 2008, an increase in professional fees of $2.5 million, consisting primarily of auditing and tax compliance fees, and an increase of $2.6 million in other expenses. Non-cash share based expense was $6.7 million in 2007, including $1.7 million due to the acceleration of unvested shares for a former employee, and $6.5 million in 2008, respectively. SG&A as a percentage of total assets was 0.9% for the year ended December 31, 2007 and 1.1% for the year ended December 31, 2008.

Other expense increased $1.9 million primarily as a result of an increase in flight equipment repair and maintenance expense of $1.3 million and an increase in flight equipment insurance of $0.7 million.

Other income (expense):

Total other income (expense) represented income of $1.2 million during the year ended December 31, 2007 and expense of $3.7 million during the year ended December 31, 2008. The increase in expense was primarily due to $11.4 million of expense for mark to market adjustments on our undesignated derivatives in 2008 as opposed to a gain of $1.2 million in 2007, partially offset by a $6.5 million gain recorded on the sale of eight aircraft during 2008.

Income Tax Provision

Our provision for income taxes for the years ended December 31, 2007 and 2008 was $7.7 million and $7.5 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland and the United States. The decrease in our income tax provision of approximately $0.2 million for the year ended December 31, 2008 as compared to the same period in 2007 was primarily attributable to the decrease in our operating income subject to tax in Ireland and the United States.

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

Comparison of the year ended December 31, 2006 to the year ended December 31, 2007:

	Year Ended
	December 31,
(Dollars in thousands)	2006	2007

Revenues:
Lease rental revenue	$169,199	$362,497
Amortization of net lease discounts and lease incentives	4,406	7,379
Maintenance revenue	—	—

Total lease rentals	173,605	369,876
Interest income	9,038	10,400
Other revenue	209	815

Total revenues	182,852	381,091

Expenses:
Depreciation	53,424	126,403
Interest, net	49,566	92,660
Selling, general and administrative	27,836	39,040
Other expense	1,261	2,081

Total operating expenses	132,087	260,184

Other income (expense):
Gain on sale of aircraft.	—	—
Other income (expense)	—	1,154

Total other income (expense)	—	1,154

Income from continuing operations before income taxes	50,765	122,061
Income tax provision	4,845	7,658

Income from continuing operations	45,920	114,403
Earnings from discontinued operations, net of income taxes	5,286	12,941

Net income	$51,206	$127,344

Revenues:

Total revenues increased by 108.4% or $198.2 million for the year ended December 31, 2007 as compared to the year ended December 31, 2006, primarily as a result of the following:

Lease rentals.  The increase in lease rentals of $196.3 million for the year ended December 31, 2007 as compared to the same period in 2006 was primarily due to the effect of a full year of lease rental revenue for the aircraft acquired during 2006 and lease rental revenue related to aircraft acquired in 2007. Our portfolio increased from 68 aircraft on lease at December 31, 2006 to 133 aircraft at December 31, 2007, all of which were on-lease or in freighter conversion.

Interest Income.  The increase in interest income of $1.4 million was primarily due to additional interest received on a loan secured by a commercial jet aircraft that we acquired in the first quarter of 2007.

Operating Expenses:

Total operating expenses increased by 97.0% or $128.1 million for the year ended December 31, 2007 as compared to the year ended December 31, 2006 primarily as a result of the following:

Depreciation expense increased by $73.0 million for the year ended December 31, 2007 over the same period in 2006 as a result of an increase in the aircraft book value reflecting the $2.34 billion purchase price for the 65 incremental aircraft and a full year of depreciation expense on the 2006 aircraft purchased.

Interest, net consisted of the following:

	Year Ended December 31,
(Dollars in thousands)	2006	2007

Interest on borrowings and other liabilities	$52,413	$109,853
Hedge ineffectiveness (gains) losses	(814)	171
Amortization related to deferred (gains) losses	(2,213)	(4,849)
Amortization of deferred financing fees	6,380	6,991

Interest Expense	55,766	112,166
Less interest income	(6,200)	(12,239)
Less capitalized interest	—	(7,267)

Interest, net	$49,566	$92,660

Interest, net increased $43.1 million, or 86.9%, over the year ended December 31, 2006. The increase reflects a higher average debt balance of $1.64 billion during the year ended December 31, 2007 as compared to $747.4 million during the same period in 2006. This was partially offset by higher interest income on our cash and cash equivalents of $6.0 million resulting from higher interest rates during the year ended December 31, 2007 as compared to the same period in 2006, and by $7.3 million in capitalized interest related to accelerated payments and progress payments made in respect to flight equipment on forward order under the GAIF Acquisition Agreement and the Airbus A330 Agreement. In addition, interest expense was impacted during the year ended December 31, 2006 by the write off $1.8 million of deferred financing fees related upon the payment and termination of Credit Facility No. 1.

Selling, general and administrative expenses, or SG&A, for the year ended December 31, 2007 increased by $11.2 million, or 40.3% over the same period in 2006. This increase was due mainly to an increase in personnel costs of $8.7 million, related to the full year impact in 2007 for the 16 employees hired in 2006 and the increased headcount from 45 at December 31, 2006 to 69 at December 31, 2007, an increase in professional fees of $2.7 million, consisting primarily of auditing and tax compliance fees, and a net decrease of $0.2 million in other expenses. Non-cash share based expense was $8.9 million

(including $3.4 million in compensation to a director for the purchase of common shares below fair value) and $6.7 million (including $1.7 million due to the acceleration of unvested shares for a former employee), respectively, for the years ended December 31, 2006 and 2007. SG&A as a percentage of total assets was 1.5% for the year ended December 31, 2006 and 0.9% for the year ended December 31, 2007.

Other expense increased by $0.8 million for the year ended December 31, 2007 over the same period in 2006 primarily as a result of an increase in flight equipment insurance.

Other income (expense):

Total other income increased $1.2 million during the year ended December 31, 2007 versus the same period in 2006 due to a $1.2 million mark-to-market adjustment on undesignated hedges.

Income Tax Provision

Our provision for income taxes for the years ended December 31, 2006 and 2007 was $4.8 million and $7.7 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland and the United States. The increase in our income tax provision of approximately $2.9 million for the year ended December 31, 2007 as compared to the same period in 2006 was primarily attributable to the increase in our operating revenue subject to tax in Ireland and the United States.

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

Discontinued Operations:

Earnings from discontinued operations for the year ended December 31, 2006 and 2007 were as follows:

	Year Ended December 31,
(Dollars in thousands)	2006	2007

Earnings from discontinued operations:
Lease rentals	$8,610	$2,364
Depreciation	(3,532)	(761)
Gain on disposition	2,240	11,566
Interest expense	(1,439)	—
Other expenses	(30)	(185)

Earnings from discontinued operations before income tax provision	5,849	12,984
Income tax provision	(563)	(43)

Earnings from discontinued operations, net of income taxes	$5,286	$12,941

During 2005, we purchased an aircraft that as of December 31, 2005 was classified on the balance sheet as flight equipment held for sale and all operating activities were classified as discontinued operations. The aircraft was sold on March 29, 2006 for a $2.2 million gain and the related debt in the amount of $36.7 million was repaid on March 30, 2006.

Another aircraft was classified as held-for-sale at December 31, 2006 and all operating activities were classified as discontinued operations. The aircraft was sold on May 22, 2007 for an $11.6 million gain. The operating activities of this aircraft have been reflected in discontinued operations for all periods presented and the aircraft is presented as flight equipment held for sale at both December 31, 2005 and 2006.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Lease Revenue Recognition

Our operating lease rentals are recognized on a straight-line basis over the term of the lease. We will neither recognize revenue nor record a receivable from a customer when collectability is not reasonably assured. Estimating whether collectability is reasonably assured requires some level of subjectivity and judgment. When collectability is not reasonably assured, the customer is placed on non-accrual status and revenue is recognized when cash payments are received. Management determines whether customers should be placed on non-accrual status. When we are reasonably assured that payments will be received in a timely manner, the customer is placed on accrual status. The accrual/non-accrual status of a customer is maintained at a level deemed appropriate based on factors such as the customer credit rating, payment performance, financial condition and requests for modifications of lease terms and conditions. Events or circumstances outside of historical customer patterns can also result in changes to a customer’s accrual status.

Maintenance Payments

Typically, under an operating lease, the lessee is required to make payments for heavy maintenance, overhaul or replacement of certain high-value components of the aircraft. These maintenance payments are based on hours or cycles of utilization or on calendar time, depending upon the component, and are required to be made monthly in arrears or at the end of the lease term. Whether to permit a lessee to make maintenance payments at the end of the lease term, rather than requiring such payments to be made monthly, depends on a variety of factors, including the creditworthiness of the lessee, the level of security deposit which may be provided by the lessee and market conditions at the time we enter into the lease. If a lessee is making monthly maintenance payments, we would typically be obligated to use the funds paid by the lessee during the lease term to reimburse the lessee for costs they incur for heavy maintenance, overhaul or replacement of certain high-value components, usually shortly following completion of the relevant work.

We record maintenance payments paid by the lessee as accrued maintenance liabilities in recognition of our contractual commitment to refund such receipts as discussed above. In these contracts, we do not recognize such maintenance payments as revenue during the lease. Reimbursements to the lessee upon the receipt of evidence of qualifying maintenance work are charged against the existing accrued maintenance liability. We defer income recognition of all maintenance reserve payments collected until the end of the lease, when we are able to determine the amount by which reserve payments received exceed costs to be incurred by the current lessee in performing scheduled maintenance.

In addition, many of our leases contain provisions which may require us to pay a portion of costs for heavy maintenance, overhaul or replacement of certain high-value components in excess of the amounts paid to us by the lessee. We estimate the amount of our liability for such costs, typically for the first major maintenance event for the airframe, engines, landing gear and auxiliary power units, expected to be paid to the lessee based on assumed utilization of the related aircraft by the lessee, the anticipated amount of the maintenance event cost and estimated amounts the lessee is responsible to pay. This estimated maintenance liability is recognized as a reduction of lease revenue on a straight-line basis as lease incentives over the life of the lease.

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

In accounting for flight equipment held for lease, we make estimates about the expected useful lives, the fair value of attached leases, acquired maintenance liabilities and the estimated residual values. In making these estimates, we rely upon actual industry experience with the same or similar aircraft types and our anticipated utilization of the aircraft. As part of our due diligence review of each aircraft we purchase, we prepare an estimate of the expected maintenance payments and any excess costs which may become payable by us, taking into consideration the then-current maintenance status of the aircraft and the relevant provisions of any existing lease.

Determining the fair value of attached leases requires us to make assumptions regarding the current fair values of leases for specific aircraft. We estimate a range of current lease rates of like aircraft in order to determine if the attached lease is within a fair value range. If a lease is below or above the range of current lease rates, we present value the estimated amount below or above fair value range over the remaining term of the lease. The resulting lease discounts or premiums are amortized into lease rental income over the remaining term of the lease.

Our flight equipment held for lease is evaluated for impairment at least annually or when events and circumstances indicate that the assets may be impaired. Indicators include third party appraisals of our aircraft, adverse changes in market conditions for specific aircraft types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of our aircraft.

Derivative Financial Instruments

In the normal course of business we utilize derivative instruments to manage our exposure to interest rate risks. We account for derivative instruments in accordance with Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, or SFAS No. 133. In accordance with SFAS No. 133, all derivatives are recognized on the balance sheet at their fair value. We determine fair value for our United States dollar denominated interest rate swaps by calculating reset rates and discounting cash flows based on cash rates, futures rates and swap rates in effect at the period close. We determine the fair value of our United States dollar denominated guaranteed notional balance interest rate swaps based on the upper notional band using cash flows discounted at relevant market interest rates in effect at the period close.

When hedge treatment is achieved under SFAS No. 133, the changes in fair values related to the effective portion of the derivatives are recorded in other comprehensive income on our consolidated balance sheet. The ineffective portion of the derivative contract is calculated and recorded in interest expense on our consolidated statement of income at each quarter end. For any interest rate swap not designated as a hedge under SFAS No. 133, all mark-to-market adjustments are recognized in other income (expense) on our consolidated statement of income.

At inception of the hedge, we choose a method to assess effectiveness and to calculate ineffectiveness, which we must use for the life of the hedge relationship. Historically, we have designated the “change in variable cash flows method” for calculation of hedge ineffectiveness. This calculation, only available for swaps designated at execution, involves a comparison of the present value of the cumulative change in the expected future cash flows on the variable leg of the swap against the present value of the cumulative change in the expected future interest cash flows on the floating-rate liability. When the change in the swaps variable leg exceeds the change in the liability, the calculated ineffectiveness is recorded in interest expense on our consolidated statement of income. Effectiveness is tested by dividing the change in the derivative variable leg by the change in the liability.

We use the “hypothetical trade method” for hedge relationships designated after execution that did not qualify for the “change in variable cash flow method” under SFAS No. 133. We are increasingly designating the “hypothetical trade method” for all new hedge relationships. The calculation involves a comparison of the change in the fair value of a swap to the change in the fair value of a hypothetical swap with critical terms that reflect the hedged debt. When the change in the swap exceeds the change in the hypothetical swap, the calculated ineffectiveness is recorded in interest expense on our consolidated statement of income. The effectiveness of these relationships is tested by regressing historical changes in the swap against historical changes in the hypothetical swap.

Income Taxes

Aircastle provides for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, or SFAS No. 109. SFAS No. 109 requires an asset and liability based approach in accounting for income taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement and tax basis of existing assets and liabilities using enacted rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount estimated by us to be realizable.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which permits an entity to measure certain eligible financial assets and financial liabilities at fair value that are not currently measured at fair value. The company did not elect to measure any additional financial instruments at fair value for its financial assets and liabilities existing at January 1, 2008 and did not elect the fair value option on financial assets and liabilities transacted in the year ended December 31, 2008. Therefore, the adoption of SFAS No. 159 had no impact on the Company’s consolidated financial statements.

Also effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2 (“FSP No. 157-2”) which defers the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). FSP No. 157-2 will apply to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of the deferred provisions will have no material impact on our consolidated financial statements. In October 2008, the FASB issued FSP No. 157-3 which clarifies the application of SFAS No. 157 in an inactive market. The FSP addresses application issues, including (i) how management’s internal assumptions should be considered when measuring fair value when relevant observable data do not exist, (ii) how observable market information in a market that is not active should be considered when measuring fair value and (iii) how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. FSP No. 157-3 was effective upon issuance and its adoption did not have an effect on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS No. 161. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for interim periods beginning after November 15, 2008 and fiscal years that include those interim periods (first quarter 2009 for calendar year-end companies). The adoption of SFAS No. 161 will have no material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 will have no material impact on our consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP No. EITF 03-6-1”). FSP No. EITF 03-6-1 addresses whether unvested share-based payment awards with rights to receive dividends or dividend equivalents should be considered participating securities for the purposes of applying the two-class method of calculating earnings per share (“EPS”) under SFAS No. 128, Earnings per Share. The FASB staff concluded that unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing EPS. FSP No. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years (early application is not permitted), and also requires that all prior-period EPS data presented be adjusted retrospectively. The Company has determined that the adoption of EITF 03-6-1 will require us to present earnings per share using the two-class method.

LIQUIDITY AND CAPITAL RESOURCES

We have been able to meet our liquidity and capital resource requirements by utilizing several sources, including:

•	lines of credit, our securitizations, term financings, and other secured borrowings;

•	our public offerings of common shares;

•	prior to our initial public offering, equity contributions from funds managed by affiliates of Fortress;

•	aircraft lease revenues and maintenance payments;

•	principal and interest payments from our debt investments; and

•	asset sales.

During the year ended December 31, 2008, we acquired commercial jet aircraft and made capital improvements to our aircraft portfolio totaling $264.6 million. We expect to fund approximately $137.0 million of purchase obligations for aircraft pre-delivery and conversion payments during the next twelve months. In addition, at December 31, 2008, we expect capital expenditures and lessee maintenance payment draws on our owned and committed aircraft portfolio to be approximately $105.0 million to $115.0 million, excluding freighter conversion payments (see Purchase Obligations in “Contractual Obligations” below), and we expect maintenance payment collections from lessees on our owned aircraft portfolio of approximately equal to the expected expenditures and draws over the next twelve months. There can be no assurance that the capital expenditures, our contributions to maintenance events and lessee maintenance payment draws described above will not be greater than expected or that our expected maintenance payment collections or disbursements will equal our current estimates.

We believe that cash on hand and funds generated from operations will be sufficient to satisfy our liquidity needs, including our pre-delivery payments, required debt amortization, expected capital expenditures and lessor contributions over the next twelve months. In addition, potential asset sales and an anticipated future financing facility to fund a portion of the Airbus pre-delivery payments may provide additional sources of liquidity over that time frame. We repaid the outstanding amount on our Amended Credit Facility No. 2 (as defined below) before its December 2008 expiration. Further, we let our Revolving Credit Facility (as defined below) expire, and have no current plans to replace this facility.

Cash Flows

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(Dollars in thousands)	2006	2007	2008

Net cash flow provided by operating activities	$42,712	$200,210	$321,806
Net cash flow (used in) provided by investing activities	(858,002)	(2,369,796)	37,640
Net cash flow provided by (used in) financing activities	793,465	2,125,014	(292,045)

Operating Activities — Net cash flow provided by operations was $42.7 million, $200.2 million and $321.8 million for the years ended December 31, 2006, 2007 and 2008, respectively. Cash flow from operations increased $121.6 million for the years ended December 31, 2008 versus the same period in 2007, primarily as a result of an increase of $150.5 million in lease rentals related to the full year effect in 2008 for aircraft that were acquired in 2007 and an increase of $34.5 million in lease rentals for aircraft acquired in 2008, offset by a $54.3 million increase in cash paid for interest in 2008.

Cash flow from operations increased $157.5 million for the year ended December 31, 2007 versus the same period in 2006 as a result of an increase of $130.0 million in lease rentals for aircraft acquired in 2007 and an increase of $63.7 million in lease rentals related to the full year effect in 2007 for aircraft that were acquired in 2006, offset by a $45.7 increase in cash paid for interest in 2007.

Investing Activities — Net cash used in investing activities totaled $858.0 million and $2.37 billion for the years ended December 31, 2006 and 2007, respectively. Net cash flow provided by investing activities totaled $37.6 million for the year ended December 31, 2008. Cash flow used in investing activities decreased by $2.41 billion for the year ended December 31, 2008 versus the same period in

2007 primarily as a result of significantly lower aircraft acquisition activity in 2008, with five aircraft acquired and eight aircraft sold in 2008 compared to the acquisition of 65 aircraft and the sale of one aircraft in 2007.

Cash flow used in investing activities increased by $1.51 billion for the year ended December 31, 2007 versus the same period in 2006 primarily as a result of significantly higher aircraft acquisition activity in 2007, with 65 aircraft acquired and one sold in 2007 compared to the acquisition of 37 aircraft in 2006.

Financing Activities — Net cash flow provided by financing activities totaled $793.5 million and $2.13 billion for the year ended December 31, 2006 and 2007, respectively. Net cash flow used in financing activities was $292.0 million for the year ended December 31, 2008. Cash flow provided by financing decreased by $2.42 billion for the year ended December 31, 2008 versus the same period in 2007 primarily as a result significantly lower aircraft acquisition financing requirement in 2008, with the acquisition and financing of five aircraft in 2008 versus 65 aircraft acquired and financed in 2007.

Cash flow provided by financing increased by $1.33 billion for the year ended December 31, 2007 versus the same period in 2006 primarily as a result of the acquisition and financing of 65 aircraft in 2007 as compared to 37 aircraft acquired and financed in 2006.

Debt Obligations

The following table provides a summary of our securitizations and term debt financings at December 31, 2008:

					Final
		Outstanding	Number of	Interest	Stated
Debt Obligation	Collateral	Borrowing(1)	Aircraft	Rate(2)	Maturity
		(Dollars in thousands)

Securitization No. 1	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	$472,048	36	1.47%	6/20/31
Securitization No. 2	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	1,097,913	57	2.14%	6/14/37
Term Financing No. 1	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	757,610	28	3.58%	5/02/15
Term Financing No. 2	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	148,725	8	4.40%	9/23/13

Total		$2,476,296

(1)	Outstanding borrowing amount equals committed borrowing amount at December 31, 2008.

(2)	Reflects floating rate in effect at the most recent applicable reset date.

Securitizations and Term Debt Financings

Securitization No. 1

On June 15, 2006, we closed Securitization No. 1, a $560.0 million transaction comprising 40 aircraft and related leases, which were refer to as Portfolio No. 1. In connection with Securitization No. 1, two of our subsidiaries, ACS Aircraft Finance Ireland plc, or ACS Ireland, and ACS Aircraft Finance Bermuda Limited, or ACS Bermuda, which we refer to together with their subsidiaries as the ACS 1 Group, issued $560.0 million of ACS 1 Notes to the ACS 2006-1 Pass Through Trust or the ACS 1 Trust. The ACS 1 Trust simultaneously issued a single class of Class G-1 pass through trust certificates, or the ACS1 Certificates, representing undivided fractional interests in the notes. Payments on the ACS 1 Notes will be passed through to holders of the ACS 1 certificates. The ACS 1 Notes are secured by ownership interests in aircraft-owning subsidiaries of ACS Bermuda and ACS Ireland and the aircraft leases, cash, rights under service agreements and any other assets they may hold. We retained 100% of the rights to receive future cash flows from Portfolio No. 1 after the payment of claims that are senior to our rights, including but not limited to payment of expenses related to the aircraft and fees of service providers, interest and principal payments to certificate holders, amounts owed to hedge providers and amounts, if any, owed to the policy provider and liquidity provider for previously unreimbursed advances.

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

The ACS 1 Notes provide for monthly payments of interest at a floating rate of one-month LIBOR plus 0.27%, and scheduled payments of principal. Financial Guaranty Insurance Company, or FGIC, issued a financial guaranty insurance policy to support the payment of interest when due on the ACS 1 Certificates and the payment, on the final distribution date, of the outstanding principal amount of the ACS 1 Certificates. The downgrade in the rating of FGIC did not result in a change in any of the rights or obligations of the parties to Securitization No. 1.

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

Securitization No. 2

On June 8, 2007, we completed Securitization No. 2, a $1.17 billion transaction comprising 59 aircraft and related leases, which we refer to as Portfolio No. 2. In connection with Securitization No. 2, two of our subsidiaries, ACS Aircraft Finance Ireland 2 Limited, or ACS Ireland 2, and ACS

2007-1 Limited, or ACS Bermuda 2, which we refer to together with their subsidiaries as the ACS 2 Group, issued $1.17 billion of Class A notes, or the ACS 2 Notes, to a newly formed trust, the ACS 2007-1 Pass Through Trust, or the ACS 2 Trust. The ACS 2 Trust simultaneously issued a single class of Class G-1 pass through trust certificates, or the ACS 2 Certificates, representing undivided fractional interests in the ACS 2 Notes. Payments on the ACS 2 Notes will be passed through to the holders of the ACS 2 Certificates. The ACS 2 Notes are secured by ownership in aircraft owning subsidiaries of ACS Bermuda 2 and ACS Ireland 2 and the aircraft leases, cash rights under service agreements and any other assets they may hold. We retained 100% of the rights to receive future cash flows from Portfolio No. 2 after the payment of claims that are senior to our rights. All claims are senior to our rights to receive future cash flows, including but not limited to payment of expenses related to the aircraft and fees of service providers, interest and principal payments to certificate holders, amounts owed to hedge providers and amounts, if any, owed to the policy provider and liquidity provider under Securitization No. 2 for previously unreimbursed advances.

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

The ACS 2 Notes provide for monthly payments of interest at a floating rate of one-month LIBOR plus 0.26%, and scheduled payments of principal. FGIC issued a financial guaranty insurance policy to support the payment of interest when due on the ACS 2 Certificates and the payment, on the final distribution date, of the outstanding principal amount of the ACS 2 Certificates. A downgrade in the rating of FGIC will not result in any change in the rights or obligations of the parties to Securitization No. 2.

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

Term Financing No. 1

On May 2, 2008 two of our subsidiaries, ACS Aircraft Finance Ireland 3 Limited, or ACS Ireland 3, and ACS 2008-1 Limited, or ACS Bermuda 3, which we refer to together with their subsidiaries as the ACS 3 Group, entered into a seven year, $786.1 million term debt facility, which we refer to as Term Financing No. 1, to finance a portfolio of 28 aircraft. The loans under Term Financing No. 1 were fully funded into an aircraft purchase escrow account on May 2, 2008. These loans were released to us from escrow as each of the financed aircraft was transferred into the facility. The loans are secured by, among other things, first priority security interests in, and pledges or assignments of ownership interests in, the aircraft-owning and other subsidiaries which are part of the financing structure, as well as by interests in aircraft leases, cash collections and other rights and properties they may hold. However, the loans are neither obligations of, nor guaranteed by, Aircastle Limited. The loans mature on May 2, 2015.

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

The loans provide for monthly payments of interest on a floating rate basis at a rate of one-month LIBOR plus 1.75% and scheduled payments of principal, which during the first five years will equal approximately $48.9 million per year. The loans may be prepaid upon notice, subject to certain conditions, and the payment of expenses, if any, and the payment of a prepayment premium on amounts prepaid on or before May 2, 2010. We entered into interest rate hedging arrangements with respect to a substantial portion of the principal balance of the loans under Term Financing No. 1 in order to effectively pay interest at a fixed rate on a substantial portion of the loans. Obligations owed to hedge counterparties under these contracts are secured on a pari passu basis by the same collateral that secures the loans under Term Financing No. 1 and, accordingly, there is no obligation to pledge cash collateral to secure any loss in value of the hedging contracts if interest rates fall.

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

Term Financing No. 2

On September 12, 2008, one of our subsidiaries, ACS 2008-2 Limited, or ACS Bermuda 4, entered into a five-year, $206.6 million term debt facility, which we refer to as Term Financing No. 2, to finance a portfolio of nine aircraft. The loans under Term Financing No. 2 were fully funded into an aircraft purchase escrow account on September 23, 2008. These loans were released to us from escrow as each of the financed aircraft was transferred into the facility. In the third quarter, the loans with respect to seven aircraft were released to us upon transfer, and in fourth quarter, the loans with respect to two aircraft were released to us upon transfer. One aircraft was subsequently sold in December 2008.

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

Borrowings under Term Financing No. 2 bear interest on the basis of three-month LIBOR plus 2.25% per annum or, if greater, on the basis of the lenders’ cost of funds rate plus a margin, currently 2.25% per annum. The loans provide for quarterly payments of interest and scheduled payments of principal. The Loans may be prepaid upon notice, subject to certain conditions, and the payment of expenses, if any, and in some cases the payment of a prepayment premium on amounts prepaid on or before September 23, 2010.

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

Credit Facilities

Revolving Credit Facility

On December 15, 2006, the Company entered into a $250.0 million revolving credit facility, which we refer to as the Revolving Credit Facility, with a group of banks. The Revolving Credit Facility provided loans for working capital and other general corporate purposes and also provided for issuance of letters of credit. Borrowings under the Revolving Credit Facility bore interest generally on the basis of the euro dollar rate, or EDR, the EDR plus 1.50% per annum. Additionally, we paid a per annum fee on any unused portion of the total committed facility of 0.25% during periods when the average outstanding loans under the Revolving Credit Facility were less than $125.0 million, and 0.125% per annum when the average outstanding loans were equal to or greater than $125.0 million and we paid customary agency fees.

On March 20, 2008, the parties to the Revolving Credit Facility entered into a fourth amendment to the Revolving Credit Facility, extending the Stated Termination Date (as defined therein) to December 11, 2008, and reducing the commitments of the lenders to make loans thereunder, which we refer to as the Revolving Commitments, to $150.0 million. The Revolving Commitments were reduced to $100.0 million on June 30, 2008, $80.0 million on August 31, 2008, $60.0 million on September 30, 2008 and $40.0 million on October 31, 2008, with final maturity on December 11, 2008. The 2006-B Fourth Amendment also amended the Revolving Credit Facility so that Bear Stearns Corporate Lending Inc. had no further Revolving Commitments or loans outstanding under the Revolving Credit Facility, with JPMorgan Chase Bank, N.A. and Citicorp North America, Inc. being the remaining lenders. The applicable margin on LIBOR-based loans under the Revolving Credit Facility increased to 200 basis points, and the remaining lenders under the Revolving Credit Facility received an up-front fee equal to 25 basis points of the $150.0 million committed amount of the facility. The Revolving Credit Facility matured on December 11, 2008.

Amended Credit Facility No. 2

On February 28, 2006, we entered into a $500.0 million revolving credit facility with a group of banks to finance the acquisition of aircraft and related improvements which we refer to as Credit Facility No. 2. Borrowings under this credit facility accrued interest generally on the basis of the EDR plus 1.25%. Additionally, we paid a 0.125% fee on any unused portion of the total committed facility. On December 15, 2006, Credit Facility No. 2 was amended to, among other things, extend the maturity to December 15, 2008, which we refer to as the Amended Credit Facility No. 2.

On March 20, 2008, the parties to Amended Credit Facility No. 2 entered into an amendment that reduced the commitments of the lenders to make loans thereunder to $500.0 million, on any future date after which the loans outstanding under Amended Credit Facility No. 2 fell below $500.0 million. In connection with the reduced commitments of the lenders under Amended Credit Facility No. 2, during the second quarter of 2008 we wrote off $0.6 million of debt issuance costs, which is reflected in interest expense on the consolidated statement of income.

On December 11, 2008, we repaid the remaining balance of $36.7 million and Amended Credit Facility No. 2 matured on December 15, 2008.

2008-A Credit Facility

On February 5, 2008, we entered into a senior secured credit agreement with two banks which we refer to as the 2008-A Credit Facility. The 2008-A Credit Facility provided for loans in an aggregate amount of up to $300.0 million to finance a portion of the purchase price of certain aircraft.

On May 15, 2008, we reduced our total credit commitment under the 2008-A Credit Facility to $188.0 million and on June 3, 2008, we paid the remaining balance of $187.3 million with proceeds from the refinancing of two aircraft transferred into Term Financing No. 1. As a result of the pay-off of the 2008-A Credit Facility, during the second quarter of 2008 we wrote off $0.3 million of debt issuance costs which is reflected in interest expense on the consolidated statement of income.

747 PDP Credit Facility

On July 26, 2007, we made an accelerated payment to the relevant Guggenheim Aviation Investment Fund LP, or GAIF, seller under our acquisition agreement with GAIF, which we refer to as the GAIF Acquisition Agreement, for three Boeing Model 747-400ERF aircraft in the amount of $106.7 million and assumed a pre-delivery payment credit facility related to such 747-400ERF aircraft, or the Accelerated ERF Aircraft, which we refer to as the 747 PDP Credit Facility. The total outstanding amount of borrowings assumed under the 747 PDP Credit Facility was $95.9 million. On July 30, 2007, we took delivery of the first Accelerated ERF Aircraft and paid down $31.8 million under the 747 PDP Credit Facility. On February 11, 2008, we took delivery of the second Accelerated ERF Aircraft and paid down $32.2 million under the 747 PDP Credit Facility. The facility matured upon the delivery of the third and final Accelerated ERF aircraft on April 10, 2008 when we paid the remaining balance of $31.9 million.

Credit Facility No. 1

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

Credit Facility No. 3

In October 2005, the Company entered into a credit facility for $110.0 million with a bank to finance the acquisition of three aircraft, which we refer to as Credit Facility No. 3. The interest rate on this facility was one-month LIBOR plus 1.50%. On March 30, 2006, $36.7 million of Credit Facility No. 3 was repaid using a portion of the proceeds from the disposition of flight equipment held for sale which had been financed under this facility. Credit Facility No. 3 was amended on July 18, 2006, to increase the maximum committed amount by approximately $25.1 million and to extend the maturity date to March 31, 2007. The increase in the maximum committed amount was reduced by $25.1 million with the closing of the initial public offering. On January 26, 2007, Credit Facility No. 3 was amended to extend the maturity date from March 31, 2007 to the earlier of September 30, 2007 or the transfer of the related aircraft financed in Credit Facility No. 3 into Securitization No. 2. Credit Facility No. 3 was repaid in full in July 2007 with a portion of the proceeds of Securitization No. 2.

Our debt obligations contain various customary non-financial loan covenants. Such covenants do not, in management’s opinion, materially restrict our investment strategy or our ability to raise capital. We are in compliance with all of our loan covenants as of December 31, 2008.

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

Contractual Obligations

Our contractual obligations consist of principal and interest payments on variable rate liabilities, obligations under binding letters of intent to purchase aircraft and rent payments pursuant to our office leases. Total contractual obligations decreased from $4.60 billion at December 31, 2007 to approximately $3.75 billion at December 31, 2008 due primarily to:

•	the reduction of amounts owed under our Securitizations No. 1 and No. 2 due to principal payments made during the twelve months of 2008;

•	repayment of debt outstanding under our Amended Credit Facility No. 2, our 2008-A Credit Facility, our Revolving Credit Facility, our 747 PDP Credit Facility and our repurchase agreements; and

•	the reduction of future amounts owed under our purchase obligations.

These reductions were partially offset by an increase in amounts outstanding under our Term Financing No. 1 and Term Financing No. 2 and expected interest payments.

The following table presents our actual contractual obligations and their payment due dates as of December 31, 2008:

	Payments Due By Period as of December 31, 2008
		Less than			More than
Contractual Obligations	Total	1 year	2-3 years	4-5 years	5 years
		(Dollars in thousands)

Securitization No. 1(1)	$502,195	$28,572	$97,195	$198,758	$177,670
Securitization No. 2(2)	1,234,857	59,923	152,866	294,310	727,758
Term Financing No. 1(3)	894,589	75,585	145,844	174,440	498,720
Term Financing No. 2(4)	171,737	38,128	75,337	58,272	—
Office leases(5)	4,739	1,123	1,958	1,185	473
Purchase obligations(6)	940,454	137,468	703,634	99,352	—

Total	$3,748,571	$340,799	$1,176,834	$826,317	$1,404,621

(1)	Includes interest on variable rate, LIBOR-based instruments at the December 31, 2008 rate and principal payments based on amortization schedules through October 2015 that require the securitization cash flows be applied to the outstanding principal balance of the indebtedness so that the loan to assumed aircraft values are held constant until the securitization’s fifth anniversary, after which all excess cash flow is required to reduce the principal balances of the indebtedness.

(2)	Includes interest on variable rate, LIBOR-based instruments at the December 31, 2008 rate and principal payments based on amortization schedules through February 2018 that require the securitization cash flows be applied to the outstanding principal balance of the indebtedness so that the loan to assumed aircraft values are held constant until the securitization’s fifth anniversary, after which all excess cash flow is required to reduce the principal balances of the indebtedness. The 2-3 year commitment includes repayments of $23.6 million related to contracted sales for two aircraft in 2010 and one aircraft in 2011.

(3)	Includes interest on variable rate, LIBOR-based instruments at the December 31, 2008 rate and scheduled principal payments through May 2013, after which all excess cash flow is required to reduce the principal balances of the indebtedness until maturity in May 2015.

(4)	Includes interest on variable rate, LIBOR-based instruments at the December 31, 2008 rate and principal payments equal to 85% of the cash flow remaining after the payment of expenses, fees, interest and amounts owing to interest rate hedge providers.

(5)	Represents contractual payment obligations for our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.

(6)	At December 31, 2008, we had aircraft purchase agreements and freighter conversion agreements, including the acquisition of 12 Airbus new A330 aircraft from Airbus. Committed amounts for the purchase of aircraft and related flight equipment and improvements include estimated amounts for pre-delivery deposits, engine acquisition costs, contractual price escalation and other adjustments. In February 2009, we amended the Airbus A330 Agreement to defer the scheduled delivery of an aircraft from the fourth quarter of 2010 to the first half of 2012. As a result, our committed amounts for the purchase of aircraft and related flight equipment and improvements, including estimated amounts for pre-delivery deposits, configuration changes, engine acquisition costs, contractual price escalation and other adjustments, will be approximately $944.0 million ($102.6 million — less than 1 year, $684.6 million — 2-3 years and, $156.8 million — 4-5 years).

Capital Expenditures

We make capital expenditures from time to time in connection with improvements made to our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the years ended December 31, 2006, 2007 and 2008, we incurred a total of $6.2 million, $11.4 million and $30.2 million, respectively, of capital expenditures related to the acquisition of aircraft.

As of December 31, 2008, the weighted average (by net book value) age of our aircraft was approximately 10.5 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Under our leases, the lessee is primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement. At December 31, 2008, we had $224.3 million of maintenance reserves as a liability on our balance sheet. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.

Actual maintenance payments to us by lessees in the future may be less than projected as a result of a number of factors, including defaults by the lessees. Maintenance reserves may not cover the entire amount of actual maintenance expenses incurred and, where these expenses are not otherwise covered by the lessees, there can be no assurance that our operational cash flow and maintenance reserves will be sufficient to fund maintenance requirements, particularly as our aircraft age. See “Item 1A. Risk Factors — Risks related to our leases — If lessees are unable to fund their maintenance requirements on our aircraft, our cash flow and our ability to meet our debt obligations or to pay dividends on our common shares could be adversely affected.”

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2008.

Foreign Currency Risk and Foreign Operations

At December 31, 2008, all of our lease rentals are payable to us in U.S. dollars. However, we incur Euro and Singapore dollar denominated expenses in connection with our subsidiary in Ireland and branch office in Singapore. As of December 31, 2008, 11 of our 76 employees were based in Ireland and three employees were based in Singapore. For the year ended December 31, 2008, expenses denominated in currencies other than the U.S. dollar, such as payroll and office costs, aggregated approximately $7.8 million in U.S. dollar equivalents and represented approximately 17% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, it is likely that our international operations and our exposure to foreign currency risk will increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases we may enter into hedging transactions in the future to mitigate this risk. For the years ended December 31, 2006, 2007 and 2008, we incurred insignificant net gains and losses on foreign currency transactions.

Hedging

The objective of our hedging policy is to adopt a risk averse position with respect to changes in interest rates. Accordingly, we have entered into a number of interest rate swaps and interest rate forward contracts to hedge the current and expected future interest rate payments on our variable rate debt. Interest rate swaps are agreements in which a series of interest rate cash flows are exchanged with a third party over a prescribed period. An interest rate forward contract is an agreement to make or receive a payment at the end of the period covered by the contract, with reference to a change in interest rates. The notional amount on a swap or forward contract is not exchanged. Our swap transactions typically provide that we make fixed rate payments and receive floating rate payments to convert our floating rate borrowings to fixed rate obligations to better match the largely fixed rate cash flows from our investments in flight equipment and debt investments. We held the following interest rate derivative contracts as of December 31, 2008 (in thousands of dollars):

			Mandatory		Future				Fair Value of
	Current		Early		Maximum				Derivative
	Notional	Effective	Termination	Maturity	Notional	Floating	Fixed		Asset or
Hedged Item	Amount	Date	Date	Date	Amount	Rate	Rate		(Liability)

Securitization No. 1	$504,293	Jun-06	N/A	Jun-16	$504,293	1M LIBOR + 0.27%	5.78%		$(84,089)
Securitization No. 2	1,094,338	Jun-07	N/A	Jun-12	1,094,338	1M LIBOR	5.25	% to 5.36%	(121,411)
Term Financing No. 1	687,863	Jun-08	N/A	May-13	687,863	1M LIBOR	4.04%		(51,809)
Term Financing No. 1	—	May-13	N/A	May-15	491,718	1M LIBOR	5.31%		(14,512)
Term Financing No. 2	132,832	Oct-08	N/A	Sep-13	132,832	3M LIBOR	3.17%		(4,580)

Total	$2,419,326				$2,911,044				$(276,401)

Our hedging transactions that use derivative instruments also involve counterparty credit risk. As of December 31, 2008, all of our derivatives are held with counterparties or guarantors of these counterparties who are considered highly rated (rated A1 or above by Moody’s). As a result, we do not anticipate that any of these counterparties will fail to meet their obligations.

In February 2008, we terminated an interest rate swap, with a notional amount of $39.0 million as of December 31, 2007 and $33.0 million as of the termination date, related to a repurchase agreement we repaid when the underlying debt investments were sold, resulting in a loss of $0.9 million, which is included in interest expense on the consolidated statement of income. Similarly, in March 2008, we terminated an interest rate swap with a notional amount of $5.0 million related to a repurchase agreement we repaid, resulting in a loss of $0.1 million, which is included in interest expense on the consolidated statement of income.

In March 2008, we terminated an interest rate swap with a notional amount of $150.0 million and partially terminated an interest rate swap with a notional amount of $440.0 million, resulting in a net deferred loss of $31.8 million, which will be amortized into interest expense using the interest rate method. In June 2008, the remaining portion of the swap that had been partially terminated was fully terminated, resulting in an additional net deferred loss of $9.8 million being amortized into interest expense using the interest rate method. These swaps were hedging interest payments related to borrowings under Amended Credit Facility No. 2 and Term Financing No. 1.

In May 2008, we determined that the interest rate swap that was hedging interest payments related to future debt borrowings was no longer highly effective and no longer qualified for hedge accounting under SFAS No. 133 and, accordingly, a deferred loss in the amount of $2.7 million for this swap will be amortized into interest expense using the cash flow method. In December 2008, this interest rate swap was terminated. All mark to market adjustments have been charged to other income (expense). The loss charged to other income (expense) through December 31, 2008 was $6.1 million.

In June 2008, we terminated an interest rate swap with a notional amount of $2.9 million related to a repurchase agreement we repaid, resulting in a gain of $19 thousand, which is included in interest expense on the consolidated statement of income. Also in June 2008, we terminated interest rate swaps with notional amounts of $190.0 million and $5.0 million and partially terminated interest rate swaps with notional amounts of $330.0 million and $46.0 million, resulting in a net deferred loss of $23.5 million, which will be amortized into interest expense using the interest rate method. These swaps were hedging interest payments related to borrowings under Amended Credit Facility No. 2, Term Financing No. 1, Term Financing No. 2, and future debt and securitizations. The remaining portions of the two partially terminated swaps were re-designated as cash flow hedges for accounting purposes on June 30, 2008 and were subsequently fully terminated in October 2008 and December 2008, respectively, resulting in an additional net deferred loss of $27.2 million which will be amortized into interest expense using the interest rate method.

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

In October 2008, we entered into a series of interest rate forward rate contracts with an initial notional amount of $139.2 million. Although we entered into this arrangement to hedge the variable interest payments in connection with Term Financing No. 2, this instrument has not been designated as a cash flow hedge for accounting purposes. All mark to market adjustments related to these contracts are being charged directly to other income (expense) on the consolidated statement of income. The loss charged to other income (expense) through December 31, 2008 was $4.6 million.

In December 2008, we terminated interest rate swaps with notional amounts of $95.0 million and $143.0 million, resulting in a net deferred loss of $36.7 million, which will be amortized into interest expense using the interest rate method. These swaps were hedging interest payments related to borrowings under future debt and securitizations. For the twelve months ended December 31, 2008, none of the deferred loss was reclassified into interest expense on the consolidated statement of income due to the fact that the hedged interest payments were related to the anticipated long-term financing of our New A330 Aircraft purchase commitment, which were not scheduled to begin until 2010.

The weighted average interest pay rates of these derivatives at December 31, 2007 and December 31, 2008 were 5.28% and 4.97%, respectively.

Generally, our interest rate derivative contracts are hedging current interest payments on debt and future interest payments on long-term debt. In the past, we have entered into forward-starting interest rate derivative contracts to hedge the anticipated interest payment on long-term financings. These forward-starting contracts were terminated and new, specifically tailored hedging arrangements were entered into upon closing of the relevant long-term financing. We have also early terminated interest rate derivative contracts in an attempt to manage our exposure to collateral calls. The following table summarizes the deferred (gains) and losses and related amortization into interest expense for our terminated interest rate derivative contracts for the years ended December 31, 2006, 2007, and 2008 (in thousands of dollars):

										Amount of
										Deferred
										(Gain) or
										Loss
							Amount of Deferred			Expected to
							(Gain) or Loss			be
	Original					Deferred	Amortized (Including Accelerated			Amortized
	Maximum					(Gain) or	Amortization) into Interest Expense			Over the
	Notional	Effective	Maturity	Fixed	Termination	Loss Upon	For the Year Ended December 31,			Next Twelve
Hedged Item	Amount	Date	Date	Rate %	Date	Termination	2006	2007	2008	Months

Securitization No. 1	$400,000	Dec-05	Aug-10	4.61	Jun-06	$(13,397)	$(1,880)	$(3,373)	$(3,214)	$(3,075)

Securitization No. 1	200,000	Dec-05	Dec-10	5.03	Jun-06	(2,541)	(333)	(597)	(892)	(357)

Securitization No. 2	500,000	Mar-06	Mar-11	5.07	Jun-07	(2,687)	—	(432)	(746)	(711)

Securitization No. 2	200,000	Jan-07	Aug-12	5.06	Jun-07	(1,850)	—	(223)	(386)	(368)

Securitization No. 2	410,000	Feb-07	Apr-17	5.14	Jun-07	(3,119)	—	(224)	(487)	(398)

Repurchase Agreement	74,000	Feb-06	Jul-10	5.02	Feb-08	878	—	—	878	—

Repurchase Agreement	5,000	Dec-05	Sep-09	4.94	Mar-08	144	—	—	144	—

Term Financing No. 1	150,000	Jul-07	Dec-17	5.14	Mar-08	15,281	—	—	1,825	2,055

Term Financing No. 1	440,000	Jun-07	Feb-13	4.88	Partial — Mar-08 Full — Jun-08	26,281	—	—	4,364	5,989

Term Financing No. 1	248,000	Aug-07	May-13	5.33	Jun-08	9,888	—	—	1,299	2,222

Repurchase Agreement	2,900	Jun-05	Mar-13	4.21	Jun-08	(19)	—	—	(19)	—

Term Financing No. 2	55,000	May-08	Mar-14	5.41	Jun-08	2,380	—	—	2,380	—

Term Financing No. 2	360,000	Jan-08	Feb-19	5.16	Partial — Jun-08 Full — Oct-08	23,077	—	—	8,499	2,585

Future debt and securitization	231,000	Apr-10	Oct-15	5.17	Partial — Jun-08 Full — Dec-08	15,310	—	—	1,582	—

Future debt and securitization	203,000	Jun-07	Jan-12	4.89	Dec-08	2,728 (1)	—	—	1,264	300

Future debt and securitization	238,000	Jan-11	Apr-16	5.23	Dec-08	19,430	—	—	—	—

Future debt and securitization	238,000	Jul-11	Sep-16	5.27	Dec-08	17,254	—	—	—	—

Total						$109,038	$(2,213)	$(4,849)	$16,491	$8,242

(1)	The deferred loss for this swap is related to the period prior to de-designation.

The following table summarizes amounts charged directly to the consolidated statement of income for the years ended December 31, 2006, 2007 and 2008 related to our interest rate derivative contracts (in thousands of dollars):

	Year Ended December 31,
	2006	2007	2008
	(Dollars in thousands)

Interest Expense:
Hedge ineffectiveness (gains) losses	$(814)	$171	$16,623

Amortization:
Accelerated amortization of deferred losses	—	—	11,963
Amortization of deferred (gains) losses	(2,213)	(4,849)	3,525
Losses on termination of interest rate swaps	—	—	1,003

Total Amortization	(2,213)	(4,849)	16,491

Total charged to interest expense	$(3,027)	$(4,678)	$33,114

Other Income (Expense):
Mark to market gains (losses) on undesignated hedges	$—	$1,154	$(11,446)

Total charged to other income (expense)	$—	$1,154	$(11,446)

As of December 31, 2008, we did not have any cash collateral pledged under our interest rate swaps or our forward contracts, nor do we have any existing agreements that require cash collateral postings. We also have no interest rate hedging program in effect in relation to the anticipated long-term financings required for our New A330 Aircraft.

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

EBITDA provides us with a measure of operating performance because it assists us in comparing our operating performance on a consistent basis as it removes the impact of our capital structure (primarily interest charges on our outstanding debt) and asset base (primarily depreciation and amortization) from our operating results. Accordingly, this metric measures our financial performance based on operational factors that management can impact in the short-term, namely the cost structure, or expenses, of the organization. EBITDA is one of the metrics used by senior management and the board of directors to review the consolidated financial performance of our business.

Limitations of EBITDA

EBITDA has limitations as an analytical tool. It should not be viewed in isolation or as a substitute for GAAP measures of earnings. Material limitations in making the adjustments to our earnings to calculate EBITDA, and using this non-GAAP financial measure as compared to GAAP net income, include:

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

EBITDA is not an alternative to net income, income from operations or cash flows provided by or used in operations as calculated and presented in accordance with GAAP. You should not rely on EBITDA as a substitute for any such GAAP financial measure. We strongly urge you to review the reconciliation of EBITDA to GAAP net income, along with our consolidated financial statements included elsewhere in this Annual Report. We also strongly urge you to not rely on any single financial measure to evaluate our business. In addition, because EBITDA is not a measure of financial performance under GAAP and is susceptible to varying calculations, the EBITDA measure, as presented in this Annual Report, may differ from and may not be comparable to similarly titled measures used by other companies. The table below shows the reconciliation of net income to EBITDA for the years ended December 31, 2006, 2007 and 2008.

	Year Ended December 31,
(Dollars in thousands)	2006	2007	2008

Net income	$51,206	$127,344	$115,291
Depreciation	53,424	126,403	201,759
Amortization of net lease discounts and lease incentives	(4,406)	(7,379)	(1,815)
Interest, net	49,566	92,660	203,529
Income tax provision	4,845	7,658	7,541
Earnings from discontinued operations, net of income taxes	(5,286)	(12,941)	—

EBITDA	$149,349	$333,745	$526,305

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. These risks are highly sensitive to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates. Our primary interest rate exposures relate to our lease agreements, debt investments, floating rate debt obligations and interest rate derivative instruments. Rent payments under our aircraft lease agreements typically do not vary during the term of the lease according to changes in interest rates. Similarly, our debt investments are predominately collateralized by fixed rate aircraft leases, and provide for a fixed coupon interest rate. However, our borrowing agreements generally require payments based on a variable interest rate index, such as LIBOR. Therefore, to the extent our borrowing costs are not fixed, increases in interest rates may reduce our net income by increasing the cost of our debt without any corresponding increase in rents or cash flow from our securities.

Changes in interest rates may also impact our net book value as our derivative instruments and debt investments are periodically marked-to-market through stockholders’ equity. Generally, we are exposed to loss on our fixed pay interest rate swaps and interest rate forward contracts to the extent interest rates decrease below their contractual fixed rate. Also, as interest rates increase, the value of our fixed rate debt investments generally decreases. The magnitude of the decrease is a function of the difference between the coupon rate and the current market rate of interest, the average life of the securities and the face amount of the securities.

The relationship between spreads on debt investments and derivative instruments may vary from time to time, resulting in a net aggregate book value increase or decrease. Changes in the general level of interest rates also can affect our ability to acquire new investments and our ability to realize gains from the settlement of such assets.

Sensitivity Analysis

The following discussion about the potential effects of changes in interest rates is based on a sensitivity analysis, which models the effects of hypothetical interest rate shifts on our financial condition and results of operations. We changed our interest rate risk disclosure to an alternative that provides more meaningful analysis of our interest rate risk. Although we believe a sensitivity analysis provides the most meaningful analysis permitted by the rules and regulations of the SEC, it is constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by the inability to include the extraordinarily complex market reactions that normally would arise from the market shifts modeled. Although the following results of a sensitivity analysis for changes in interest rates may have some limited use as a benchmark, they should not be viewed as a forecast. This forward-looking disclosure also is selective in nature and addresses only the potential minimum contracted rental and interest expense impacts on our financial instruments and our 13 variable rate leases and, in particular, does not address the mark-to-market impact on our derivative instruments. It also does not include a variety of other potential factors that could affect our business as a result of changes in interest rates.

A hypothetical 100-basis point increase/decrease in our variable interest rates would increase/decrease the minimum contracted rentals on our portfolio for the year ending December 31, 2008 by $3.7 million. A hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $0.6 million and $0.6 million, net of amounts received from our interest rate hedges, for the years ending December 31, 2007 and 2008, respectively.

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

Management’s Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2008. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

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

As disclosed in our Form 10-K/A for the year ended December 31, 2007, filed on November 17, 2008, our management identified a material weakness in the Company’s internal control over financial reporting resulting from the failure to maintain effective controls over the preparation of the consolidated statements of cash flows for each of the three years in the period ended December 31, 2007. Specifically, the Company had inappropriately reported material non-cash transactions in the consolidated statement of cash flows.

To remediate the material weakness in the Company’s internal control over financial reporting as described above, management enhanced its controls over the preparation and the review of the Company’s consolidated statement of cash flows, specifically by adding additional review of the Company’s consolidated statement of cash flows and by providing additional staff training on the preparation of the consolidated statement of cash flows in accordance with SFAS No. 95, Statement of Cash Flows.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008. The assessment was based on criteria established in the framework Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Ernst & Young LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, audited the effectiveness of our controls over financial reporting as of December 31, 2008. Ernst & Young LLP has issued their report which is included below.

Changes in Internal Control over Financial Reporting

Other than expressly noted in this Item 9A , there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Aircastle Limited

We have audited Aircastle Limited’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Aircastle Limited’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, Aircastle Limited maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aircastle Limited and subsidiaries as of December 31, 2007 and 2008, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008 of Aircastle Limited and subsidiaries and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 27, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and background of each of our directors nominated for election will be contained under the caption “Election of Directors” in our Proxy Statement for our 2009 Annual General Meeting of Shareholders. The identification of our Audit Committee and our Audit Committee financial experts will be contained in our Proxy Statement for our 2009 Annual General Meeting of Shareholders under the captions “CORPORATE GOVERNANCE — Committees of the Board of Directors — The Audit Committee.” Information regarding our Code of Business Ethics and Conduct, any material amendments thereto and any related waivers will be contained in our Proxy Statement for our 2009 Annual General Meeting of Shareholders under the captions “CORPORATE GOVERNANCE — Code of Business Conduct and Ethics.” All of the foregoing information is incorporated herein by reference. The Code of Business Conduct and Ethics is posted on Aircastle’s Website at www.aircastle.com under Investors — Corporate Governance. Pursuant to Item 401(b) of Regulation S-K, the requisite information pertaining to our executive officers is reported under Item 4 of Part I of this report.

Information on compliance with Section 16(a) of the Exchange Act will be contained in our Proxy Statement for our 2008 Annual General Meeting of Shareholders under the captions “OWNERSHIP OF AYR COMMON SHARES — Section 16 Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information on compensation of our directors and certain named executive officers will be contained in our Proxy Statement for our 2009 Annual General Meeting of Shareholders under the captions “Directors’ Compensation” and “EXECUTIVE COMPENSATION,” respectively, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information on the number of shares of Aircastle’s common shares beneficially owned by each director, each named executive officer and by all directors and executive officers as a group will be contained under the captions “OWNERSHIP OF THE COMPANY’S COMMON SHARES — Security Ownership by Management” and information on each beneficial owner of more than 5% of Aircastle’s Common Shares is contained under the captions “OWNERSHIP OF THE COMPANY’S COMMON SHARES-Security Ownership of Certain Beneficial Owners” in our Proxy Statement for our 2009 Annual General Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to certain transactions between Aircastle and its affiliates and certain other persons will be set forth under the caption “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS” in our Proxy Statement for our 2009 Annual General Meeting of Shareholders and is incorporated herein by reference.

Information relating to director independence will be set forth under the caption “PROPOSAL NUMBER ONE — ELECTION OF DIRECTORS — Director Independence” in our Proxy Statement for our 2009 Annual General Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to audit fees, audit-related fees, tax fees and all other fees billed in fiscal 2008 and by Ernst & Young LLP, for services rendered to Aircastle is set forth under the caption “INDEPENDENT AUDITOR FEES” in the Proxy Statement for our 2009 Annual General Meeting of Shareholders and is incorporated herein by reference. In addition, information relating to the pre-approval policies and procedures of the Audit Committee is set forth under the caption “INDEPENDENT AUDITOR FEES — Pre-Approval Policies and Procedures” in our Proxy Statement for our 2009 Annual General Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)	1. Consolidated Financial Statements.

The following is a list of the “Consolidated Financial Statements” of Aircastle Limited and its subsidiaries included in this Annual Report on Form 10-K, which are filed herewith pursuant to Item 8:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2007 and December 31, 2008.

Consolidated Statements of Income for the years ended December 31, 2006, December 31, 2007 and December 31, 2008.

Consolidated Statements of Cash Flows for the years ended December 31, 2006, December 31, 2007 and December 31, 2008.

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2006, December 31, 2007 and December 31, 2008.

Notes to Consolidated Financial Statements.

2.  Financial Statement Schedules.

There are no Financial Statement Schedules filed as part of this Annual Report, since the required information is included in the Consolidated Financial Statements, including the notes thereto, or the circumstances requiring inclusion of such schedules are not present.

3.  Exhibits.

The exhibits filed herewith are listed on the Exhibit Index filed as part of this report on Form 10-K.

(B)	EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Asset Purchase Agreement, dated as of January 21, 2007, by and among the Sellers listed on Schedule 1-A, each of which is a direct or indirect subsidiary of Guggenheim Aviation Investment Fund, LP, a Delaware limited partnership, and the Purchasers listed on Schedule 1-B, each of which is a direct or indirect subsidiary of Aircastle Limited, a Bermuda exempted company††††
3.1	Memorandum of Association†
3.2	Bye-laws†
4.1	Specimen Share Certificate†
4.2	Amended and Restated Shareholders Agreement among Aircastle Limited and Fortress Investment Fund III LP, Fortress Investment Fund III (Fund B) LP, Fortress Investment Fund III (Fund C) LP, Fortress Investment Fund III (Fund D) L.P., Fortress Investment Fund III (Fund E) LP, Fortress Investment Fund III (Coinvestment Fund A) LP, Fortress Investment Fund III (Coinvestment Fund B) LP, Fortress Investment Fund III (Coinvestment Fund C) LP, Fortress Investment Fund III (Coinvestment Fund D) L.P., Drawbridge Special Opportunities Fund LP, Drawbridge Special Opportunities Fund Ltd. and Drawbridge Global Macro Master Fund Ltd.†
10.1	Aircastle Limited 2005 Equity and Incentive Plan†, #
10.2	Form of Restricted Share Purchase Agreement†, #
10.3	Form of Restricted Share Grant Letter†, #
10.4	Form of International Restricted Share Grant Letter†, #
10.5	Letter Agreement, dated May 2, 2005, between Aircastle Limited and Ron Wainshal†, #
10.6	Letter Agreement, dated February 3, 2005, between Aircastle Limited and David Walton†, #
10.7	Letter Agreement, dated March 8, 2006, between Aircastle Advisor LLC and David Walton†, #
10.8	Letter Agreement, dated February 24, 2006, between Aircastle Advisor LLC and Joseph Schreiner†, #
10.9	Letter Agreement, dated April 29, 2005, between Aircastle Advisor LLC and Jonathan Lang†, #
10.10	Letter Agreement, dated March 8, 2006 between Aircastle Advisor LLC and Jonathan M. Lang†, #
10.11	Letter Agreement, dated January 8, 2007, between Aircastle Advisor LLC and Michael Platt†††, #
10.12	Credit Agreement, dated as of February 28, 2006, by and among Aircastle Investment Holdings 2 Limited, Aircastle Ireland No. 3 Limited, certain Holding Subsidiary Trusts and Holdings SPCs designated as Borrowing Affiliates, JPMorgan Chase Bank, N.A., Bear Stearns Corporate Lending Inc. and Citibank, N.A.†
10.13	Parent Guarantor Guaranty Agreement, dated as of February 28, 2006, by Aircastle Limited to JPMorgan Chase Bank, N.A.†
10.14	Subscription Agreement, dated as of April 28, 2006, between Aircastle Limited and Ueberroth Family Trust†
10.15	Trust Indenture, dated as of June 15, 2006, among ACS Aircraft Finance Bermuda Limited, as Issuer, ACS Aircraft Finance Ireland PLC, as Guarantor, Deutsche Bank Trust Company Americas, in its capacity as the Cash Manager, Deutsche Bank Trust Company Americas, in its capacity as the person accepting appointment as the Trustee under the Indenture, CALYON, Financial Guaranty Insurance Company and Deutsche Bank Trust Company Americas, in its capacity as the Drawing Agent†

Exhibit No.	Description of Exhibit

10.16	Trust Indenture, dated as of June 15, 2006, among ACS Aircraft Finance Ireland PLC, as Issuer, ACS Aircraft Finance Bermuda Limited, as Guarantor, Deutsche Bank Trust Company Americas, in its capacity as the Cash Manager, Deutsche Bank Trust Company Americas, in its capacity as the person accepting appointment as the Trustee under the Indenture, CALYON, Financial Guaranty Insurance Company and Deutsche Bank Trust Company Americas, in its capacity as the Drawing Agent†
10.17	Amended and Restated Aircastle Limited 2005 Equity and Incentive Plan†, #
10.18	First Amendment, dated as of June 15, 2006, to the Credit Agreement, dated as of February 28, 2006, by and among Aircastle Investment Holdings 2 Limited, Aircastle Ireland No. 3 Limited, certain Holding Subsidiary Trusts and Holdings SPCs designated as Borrowing Affiliates, JPMorgan Chase Bank, N.A., Bear Stearns Corporate Lending Inc. and Citibank, N.A.†
10.19	Form of Indemnification Agreement with directors and officers†
10.20	Amendment and Restatement, dated as of December 15, 2006, of the Credit Agreement, dated as of February 28, 2006, by and among Aircastle Investment Holdings 2 Limited, Aircastle Ireland No. 3 Limited and certain Borrowing Affiliates, as Borrowers, and JPMorgan Chase Bank, N.A., Bear Stearns Corporate Lending Inc. and Citicorp North America, Inc., as Lenders, and JPMorgan Chase Bank, N.A., as Agent†††
10.21	Credit Agreement, dated as of December 15, 2006, among Aircastle Limited as Parent, Aircastle Holding Corporation Limited, Aircastle Ireland Holdings Limited, as Borrowers, JPMorgan Chase Bank, N.A., Bear Stearns Corporate Lending Inc. and Citicorp North America, Inc., as Lenders, and JPMorgan Chase Bank, N.A., as Agent††
10.22	Guaranty Agreement, dated as of December 15, 2006, among Aircastle Limited, Aircastle Advisor LLC, Aircastle Bermuda Securities Limited and Aircastle Ireland Holdings Limited, as Guarantors, and JPMorgan Chase Bank, N.A., as Agent for the Lenders††
10.23	Second Amendment, dated as of April 5, 2007 to the Credit Agreement (2006-B), dated as of December 15, 2006 (as amended by the First Amendment dated as of January 22, 2007), by and among Aircastle Limited, an exempted company organized and existing under the laws of Bermuda, Aircastle Holding Corporation Limited, an exempted company organized and existing under the laws of Bermuda, Aircastle Ireland Holding Limited a limited liability company incorporated in Ireland, JPMorgan Chase Bank, N.A., as administrative agent and certain lenders from time to time parties thereto*
10.24	Employment Letter, dated April 12, 2007, between Aircastle Advisor LLC and Michael Inglese**, #
10.25	Separation Agreement, dated April 12, 2007, between Aircastle Advisor LLC and Mark Zeidman**, #
10.26	Trust Indenture, dated as of June 8, 2007, among ACS 2007-1 Limited, as Issuer, ACS Aircraft Finance Ireland 2 Limited, as Guarantor, Deutsche Bank Trust Company Americas, in its capacity as the Cash Manager, Deutsche Bank Trust Company Americas, in its capacity as the person accepting appointment as the Trustee under the Indenture, HSH Nordbank AG, New York Branch, Financial Guaranty Insurance Company and Deutsche Bank Trust Company Americas, in its capacity as the Drawing Agent***
10.27	Trust Indenture, dated as of June 8, 2007, among ACS Aircraft Finance Ireland 2 Limited, as Issuer, ACS 2007-1 Limited, as Guarantor, Deutsche Bank Trust Company Americas, in its capacity as the Cash Manager, Deutsche Bank Trust Company Americas, in its capacity as the person accepting appointment as the Trustee under the Indenture, HSH Nordbank AG, New York Branch, Financial Guaranty Insurance Company and Deutsche Bank Trust Company Americas, in its capacity as the Drawing Agent***
10.28	Acquisition Agreement, dated as of June 20, 2007, by and between AYR Freighter LLC and Airbus SAS****

Exhibit No.	Description of Exhibit

10.29	Third Amendment, dated as of August 20, 2007, to the Revolving Credit Facility Agreement (2006-B), dated as of December 15, 2006, by and among Aircastle Limited, an exempted company organized and existing under the laws of Bermuda, Aircastle Holding Corporation Limited, an exempted company organized and existing under the laws of Bermuda, Aircastle Ireland Holding Limited, a limited liability company incorporated in Ireland, JPMorgan Chase Bank, N.A., as administrative agent and certain lenders from time to time parties thereto*****
10.30	Second Amendment, dated as of September 14, 2007, to the Amended and Restated Credit Agreement, dated as of December 15, 2006, by and among Aircastle Investment Holdings 2 Limited, Aircastle Ireland No. 1 Limited, Aircastle Ireland No. 3 Limited, certain other borrowers, as Borrowers, JPMorgan Chase Bank, N.A. and each other financial institution party thereto, and JPMorgan Chase Bank, N.A., as Agent******
10.31	First Amendment, dated as of January 22, 2007 to the Amended and Restated Credit Agreement (2006-A), dated as of December 15, 2006, by and among Aircastle Investment Holdings 2 Limited, an exempted company organized and existing under the laws of Bermuda, Aircastle Ireland No. 1 Limited, a limited liability company incorporated in Ireland, Aircastle Ireland No. 3 Limited, a limited liability company incorporated in Ireland, and certain Holdings Subsidiary Trusts and Holdings SPCs designated as Borrowing Affiliates, JPMorgan Chase Bank, N.A., as administrative agent and certain lenders from time to time parties thereto††††
10.32	First Amendment, dated as of January 22, 2007 to the Credit Agreement (2006-B), dated as of December 15, 2006, by and among Aircastle Limited, an exempted company organized and existing under the laws of Bermuda, Aircastle Holding Corporation Limited, an exempted company organized and existing under the laws of Bermuda, Aircastle Ireland Holding Limited a limited liability company incorporated in Ireland, JPMorgan Chase Bank, N.A., as administrative agent and certain lenders from time to time parties thereto††††
10.33	Credit Agreement (2008-A), dated as of February 5, 2008, by and among Aircastle Investment Holdings 3 Limited and certain Borrowing Affiliates, as Borrowers, and JPMorgan Chase Bank, N.A. and Calyon New York Branch, as Lenders, JPMorgan Chase Bank, N.A., as Agent, and J.P. Morgan Securities Inc. and Calyon New York Branch, as Joint Lead Arrangersˆ
10.34	Fourth Amendment, dated as of March 19, 2008, to the Credit Agreement (2006-B), dated as of December 15, 2006, by and among Aircastle Limited, Aircastle Holding Corporation Limited and Aircastle Ireland Holding Limited, as Borrowers, JPMorgan Chase Bank, N.A., as Agent, and certain lenders from time to time parties theretoˆˆ
10.35	Third Amendment, dated as of March 19, 2008 to the Amended and Restated Credit Agreement (2006-A), dated as of December 15, 2006, by and among Aircastle Investment Holdings 2 Limited, Aircastle Ireland No. 1 Limited, Aircastle Ireland No. 3 Limited, and other borrowers, as Borrowers, JPMorgan Chase Bank, N.A., as Agent, and certain lenders from time to time parties theretoˆˆ
10.36	Credit Agreement (2008-B), dated as of May 2, 2008, by and among ACS 2008-1 Limited and ACS Aircraft Finance Ireland 3 Limited, as Borrowers, each lender from time to time party thereto, as Lenders, Calyon New York Branch, as Sole Bookrunner and Facility Agent, and Calyon New York Branch, HSH Nordbank AG, KfW Ipex-Bank GmbH and DVB Bank AG, as Joint Lead Arrangersˆˆˆ
10.37	Intercreditor Agreement, dated as of May 2, 2008, by and among ACS 2008-1 Limited, as Borrower, ACS Aircraft Finance Ireland 3 Limited, as Guarantor, Aircastle Advisor LLC, as Administrative Agent, Calyon New York Branch, as Facility Agent, Collateral Agent and Liquidity Facility Provider, and Deutsche Bank Trust Company Americas, as Operating Bankˆˆˆ

Exhibit No.	Description of Exhibit

10.38	Intercreditor Agreement, dated as of May 2, 2008, by and among ACS Aircraft Finance Ireland 3 Limited, as Borrower, ACS 2008-1 Limited, as Guarantor, Aircastle Advisor LLC, as Administrative Agent, Calyon New York Branch, as Facility Agent, Collateral Agent and Liquidity Facility Provider and Deutsche Bank Trust Company Americas, as Operating Bankˆˆˆ
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Owned Aircraft Portfolio at December 31, 2008

†	Incorporated by reference to the Company’s registration statement on Form S-1, filed with the SEC on June 2, 2006, as amended on July 10, 2006, July 25, 2006 and August 2, 2006.

††	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on December 18, 2006.

†††	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on January 9, 2007.

††††	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on January 25, 2007.

*	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on April 11, 2007.

**	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on April 16, 2007.

***	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on June 12, 2007.

****	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed with the SEC on August 14, 2007.

*****	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on August 20, 2007.

******	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on September 18, 2007.

ˆ	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on February 6, 2008.

ˆˆ	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on March 24, 2008.

ˆˆˆ	Incorporated by reference to Amendment No. 1 to the Company’s current report on Form 8-K filed with the SEC on May 5, 2008.

#	Management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Aircastle Limited

We have audited the accompanying consolidated balance sheets of Aircastle Limited and subsidiaries as of December 31, 2007 and 2008, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aircastle Limited and subsidiaries at December 31, 2007 and 2008 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aircastle Limited and subsidiaries internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 27, 2009

Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,
	2007	2008

ASSETS
Cash and cash equivalents	$13,546	$80,947
Accounts receivable	4,957	3,161
Debt investments	113,015	14,349
Restricted cash and cash equivalents	161,317	182,623
Flight equipment held for lease, net of accumulated depreciation of $189,737 and $371,591	3,807,116	3,837,543
Aircraft purchase deposits and progress payments	245,331	68,923
Leasehold improvements, furnishings and equipment, net of accumulated depreciation of $1,335 and $1,999	1,391	1,174
Other assets	80,969	62,852

Total assets	$4,427,642	$4,251,572

LIABILITIES AND SHAREHOLDERS’ EQUITY LIABILITIES
Borrowings under credit facilities	$798,186	$—
Borrowings from securitizations and term debt financings	1,677,736	2,476,296
Accounts payable, accrued expenses and other liabilities	65,967	60,789
Dividends payable	55,004	7,862
Lease rentals received in advance	31,016	28,463
Repurchase agreements	67,744	—
Security deposits	74,661	65,307
Maintenance payments	208,363	224,288
Fair value of derivative liabilities	154,388	276,401

Total liabilities	3,133,065	3,139,406

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 250,000,000 shares authorized, 78,574,657 shares issued and outstanding at December 31, 2007; and 78,620,320 shares issued and outstanding at December 31, 2008	786	786
Additional paid-in capital	1,468,140	1,474,455
Dividends in excess of earnings	(48,960)	(473)
Accumulated other comprehensive loss	(125,389)	(362,602)

Total shareholders’ equity	1,294,577	1,112,166

Total liabilities and shareholders’ equity	$4,427,642	$4,251,572

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2006	2007	2008

Revenues:
Lease rental revenue	$169,199	$362,497	$542,270
Amortization of net lease discounts and lease incentives	4,406	7,379	1,815
Maintenance revenue	—	—	34,460

Total lease rentals	173,605	369,876	578,545
Interest income	9,038	10,400	3,174
Other revenue	209	815	868

Total revenues	182,852	381,091	582,587

Expenses:
Depreciation	53,424	126,403	201,759
Interest, net	49,566	92,660	203,529
Selling, general and administrative (including non-cash share based payment expense of $8,895, $6,674 and $6,529, respectively)	27,836	39,040	46,806
Other expenses	1,261	2,081	3,982

Total expenses	132,087	260,184	456,076

Other income (expense):
Gain on sale of aircraft.	—	—	6,525
Other	—	1,154	(10,204)

Total other income (expense)	—	1,154	(3,679)

Income from continuing operations before income taxes	50,765	122,061	122,832
Income tax provision	4,845	7,658	7,541

Income from continuing operations	45,920	114,403	115,291
Earnings from discontinued operations, net of income taxes	5,286	12,941	—

Net income	$51,206	$127,344	$115,291

Basic earnings (loss) per share:
Income (loss) from continuing operations	$1.00	$1.71	$1.48
Earnings from discontinued operations, net of income taxes	0.12	0.19	—

Net income per share	$1.12	$1.90	$1.48

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$1.00	$1.70	$1.48
Earnings from discontinued operations, net of income taxes	0.11	0.19	—

Net income per share	$1.11	$1.89	$1.48

Dividends declared per share	$1.1375	$2.45	$0.85

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2006	2007	2008

Cash flows from operating activities:
Net income	$51,206	$127,344	$115,291
Adjustments to reconcile net (loss) income to net cash provided by operating activities (inclusive of amounts related to discontinued operations)
Depreciation	56,629	127,164	201,759
Amortization of deferred financing costs	6,380	6,991	13,603
Amortization of net lease discounts and lease incentives	(3,705)	(7,379)	(1,815)
Deferred income taxes	2,341	(2,957)	4,913
Accretion of purchase discounts on debt investments	(756)	(849)	(579)
Non-cash share based payment expense	8,895	6,674	6,529
Cash flow hedges reclassified into earnings	(2,213)	(4,849)	16,491
Ineffective portion of cash flow hedges	(814)	171	16,623
Security deposits and maintenance payments included in earnings	196	(6,898)	(37,885)
Gain on the sale of flight equipment	(2,240)	(11,566)	(6,525)
Loss on sale of debt investments	—	—	245
Other	—	(1,154)	11,445
Changes on certain assets and liabilities:
Accounts receivable	(4,581)	2,739	1,439
Restricted cash and cash equivalents	(65,417)	(55,248)	(21,306)
Other assets	(634)	(4,867)	559
Accounts payable, accrued expenses and other liabilities	(255)	12,263	3,564
Payable to affiliates	27	68	(200)
Lease rentals received in advance	(2,347)	12,563	(2,345)

Net cash provided by operating activities	42,712	200,210	321,806

Cash flows from investing activities:
Acquisition and improvement of flight equipment	(820,002)	(2,207,530)	(264,586)
Proceeds from sale of flight equipment	57,157	34,945	180,112
Aircraft purchase deposits and progress payments, net of returned deposits	(1,186)	(170,700)	9,545
Purchase of debt investments	(92,726)	(15,251)	—
Principal repayments on debt investments	3,606	20,801	11,801
Proceeds from sale of debt investments	—	—	65,335
Collateral call payments on derivatives and repurchase agreements	(4,345)	(104,121)	(404,012)
Collateral call receipts on derivatives and repurchase agreements	—	72,586	439,892
Leasehold improvements, furnishings and equipment	(506)	(526)	(447)

Net cash (used in) provided by investing activities	(858,002)	(2,369,796)	37,640

Cash flows from financing activities:
Issuance of common shares in public offerings, net	219,595	830,809	—
Issuance of common shares to Fortress, directors and employees	38,703	1,218	—
Repurchase of shares from Fortress, directors and employees	(36,932)	(445)	(1,270)
Proceeds from securitizations and term debt financings	560,000	1,170,000	992,715
Securitization and term debt financing repayments	(10,600)	(41,664)	(194,155)
Deferred financing costs	(19,434)	(14,140)	(24,183)
Credit facility borrowings	751,736	2,059,741	482,723
Credit facility repayments	(799,664)	(1,800,141)	(1,280,909)
Proceeds from repurchase agreements	76,007	1,967	—
Principal repayments on repurchase agreements	(978)	(17,917)	(67,744)
Security deposits and maintenance payments received	34,210	85,691	106,096
Security deposits and maintenance payments returned	(4,558)	(18,547)	(37,308)
Proceeds from (payments for) terminated cash flow hedges	16,142	8,944	(154,064)
Dividends paid	(30,762)	(140,502)	(113,946)

Net cash provided by (used in) financing activities	793,465	2,125,014	(292,045)

Net increase (decrease) in cash and cash equivalents	(21,825)	(44,572)	67,401
Cash and cash equivalents at beginning of year	79,943	58,118	13,546

Cash and cash equivalents at end of year	$58,118	$13,546	$80,947

Supplemental Disclosures of cash flow information:
Cash paid during the year for interest, net of capitalized interest	$49,012	$94,677	$160,892

Cash paid during the year for income taxes	$2,288	$5,804	$6,007

Non-cash investing activities:
Security deposits and maintenance liabilities assumed in asset acquisitions	$55,744	$106,322	$—

Lease rentals received in advance assumed in asset acquisitions	$7,174	$7,385	$—

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss)
(Dollars in thousands, except share amounts)

	Common Shares				Accumulated
			Additional	Dividends in	Other	Total	Total
			Paid-In	Excess of	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Income (Loss)

Balance, December 31, 2005	40,000,000	$400	$400,009	$(1,237)	$11,764	$410,936
Issuance of common shares — Initial public offering, net of offering expenses	10,454,535	104	219,491	—	—	219,595
Issuance of common shares to Fortress	3,693,200	37	36,895	—	—	36,932
Issuance of common shares to directors and employees	1,166,744	12	6,083	—	—	6,095
Repurchase of common shares from Fortress	(3,693,200)	(37)	(36,895)	—	—	(36,932)
Amortization of share based payments	—	—	4,571	—	—	4,571
Dividends declared	—	—	—	(53,351)	—	(53,351)
Net income	—	—	—	51,206	—	51,206	$51,206
Net change in fair value of derivatives	—	—	—	—	(4,132)	(4,132)	(4,132)
Derivative gain reclassified into earnings	—	—	—	—	(2,213)	(2,213)	(2,213)
Net unrealized appreciation on debt investments	—	—	—	—	4,490	4,490	4,490

Total comprehensive income	—	—	—	—	—	—	$49,351

Balance, December 31, 2006	51,621,279	516	630,154	(3,382)	9,909	637,197
Issuance of common shares — Follow-on public offerings, net of offering expenses	26,525,000	265	830,544	—	—	830,809
Issuance of common shares to directors and employees	458,918	5	1,213	—	—	1,218
Repurchase of common shares from directors and employees	(30,540)	—	(445)	—	—	(445)
Amortization of share based payments	—	—	6,674	—	—	6,674
Dividends declared	—	—	—	(172,922)	—	(172,922)
Net income	—	—	—	127,344	—	127,344	$127,344
Net change in fair value of derivatives, net of $1,928 tax benefit	—	—	—	—	(126,892)	(126,892)	(126,892)
Derivative gain reclassified into earnings	—	—	—	—	(4,849)	(4,849)	(4,849)
Net unrealized appreciation on debt investments	—	—	—	—	(3,557)	(3,557)	(3,557)

Total comprehensive loss	—	—	—	—	—	—	$(7,954)

Balance, December 31, 2007	78,574,657	786	1,468,140	(48,960)	(125,389)	1,294,577
Issuance of common shares to directors and employees	104,653	1	(1)	—	—	—
Repurchase of common shares from directors and employees	(58,990)	(1)	(1,269)	—	—	(1,270)
Amortization of share based payments	—	—	6,529	—	—	6,529
Excess tax benefit from stock based compensation			1,056			1,056
Dividends declared	—	—	—	(66,804)	—	(66,804)
Net income	—	—	—	115,291	—	115,291	$115,291
Net change in fair value of derivatives, net of $2,602 tax benefit	—	—	—	—	(245,407)	(245,407)	(245,407)
Derivative loss reclassified into earnings	—	—	—	—	16,491	16,491	16,491
Net unrealized appreciation on debt investments	—	—	—	—	(8,297)	(8,297)	(8,297)

Total comprehensive (loss)	—	—	—	—	—	—	$(121,922)

Balance, December 31, 2008	78,620,320	$786	$1,474,455	$(473)	$(362,602)	$1,112,166

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 1.	Summary of Significant Accounting Policies

Organization

Aircastle Limited (“Aircastle,” the “Company,” “we,” “us” or “our”) is a Bermuda exempted company that was incorporated on October 29, 2004 by Fortress Investment Group LLC and certain of its affiliates (together, the “Fortress Shareholders” or “Fortress”) under the provisions of Section 14 of the Companies Act of 1981 of Bermuda. Aircastle’s business is investing in aviation assets, including leasing, managing and selling commercial jet aircraft to airlines throughout the world and investing in aircraft related debt investments.

Basis of Presentation

Aircastle is a holding company that conducts its business through subsidiaries. Aircastle owns directly or indirectly all of the outstanding common shares of its subsidiaries. Aircastle consolidates three Variable Interest Entities (“VIEs”) in accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) of which Aircastle is the primary beneficiary (See Note 4. Variable Interest Entities). All intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements presented are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Effective January 1, 2008, the Company adopted FASB Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which permits an entity to measure certain eligible financial assets and financial liabilities at fair value that are not currently measured at fair value. The company did not elect to measure any additional financial instruments at fair value for its financial assets and liabilities existing at January 1, 2008 and did not elect the fair value option on financial assets and liabilities transacted in the year ended December 31, 2008. Therefore, the adoption of SFAS No. 159 had no impact on the Company’s consolidated financial statements.

Also effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (See Note 2. Fair Value Measurements). This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2 (“FSP No. 157-2”) which defers the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). FSP No. 157-2 will apply to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of the deferred provisions will have no material impact on our consolidated financial statements. In October 2008, the FASB issued FSP No. 157-3 which clarified the application of SFAS No. 157 in an inactive market. The FSP addressed application issues, including (i) how management’s internal assumptions should be considered when measuring fair value when relevant observable data do not exist, (ii) how observable market information in a market that is not active should be considered when measuring fair value and (iii) how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. FSP No. 157-3 was effective upon issuance and its adoption did not have an effect on our consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Risk and Uncertainties

In the normal course of business, Aircastle encounters two significant types of economic risk: credit and market. Credit risk is the risk of a lessee’s inability or unwillingness to make contractually required payments. Market risk reflects the change in the value of debt investments, derivatives and financings due to changes in interest rate spreads or other market factors, including the value of collateral underlying debt investments and financings. The Company believes that the carrying values of its investments and derivatives obligations are reasonable taking into consideration these risks, along with estimated collateral values, payment histories and other relevant financial information.

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

Restricted cash and cash equivalents consists primarily of maintenance deposits and security deposits received from lessees pursuant to the terms of various lease agreements, and rent collections held in lockbox accounts pursuant to our financings.

All of our cash and cash equivalents and restricted cash and cash equivalents are held by four major financial institutions.

Debt Investments

Aircastle accounts for debt investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). As of December 31, 2008, all of our debt investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses included in shareholders’ equity as a component of accumulated other comprehensive income. The cost of securities sold is based on the specific identification method. Interest on these securities is accrued as earned and included in interest income. Unrealized losses considered to be “other-than-temporary”, if any, are recognized in earnings.

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

Incentives paid to lessees are capitalized as prepaid lease incentive costs and are amortized into revenue over the life of the lease, assuming no lease renewals, and are included in other assets.

In accounting for flight equipment held for lease, we make estimates about the expected useful lives, the fair value of attached leases, acquired maintenance liabilities and the estimated residual values. In making these estimates, we rely upon actual industry experience with the same or similar aircraft types and our anticipated lessee’s utilization of the aircraft.

Determining the fair value of attached leases requires us to make assumptions regarding the current fair values of leases for specific aircraft. We estimate a range of current lease rates of like aircraft in order to determine if the attached lease is within a fair value range. If a lease is below or above the range of current lease rates, we present value the estimated amount below or above fair value range over the remaining term of the lease. The resulting lease discounts or premiums are amortized into lease rental income over the remaining term of the lease.

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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Capitalization of Interest

We capitalize interest related to progress payments made in respect of flight equipment on forward order and add such amount to prepayments on flight equipment. We also capitalize interest related to flight equipment that is in a freighter conversion program and add such amount to the book value of the flight equipment. The amount of interest capitalized is the actual interest costs incurred on funding specific assets or the amount of interest costs which could have been avoided in the absence of such payments for the related assets.

Security Deposits

Most of our operating leases require the lessee to pay Aircastle a security deposit or provide a letter of credit. At December 31, 2007 and 2008, security deposits represent cash received from the lessee that is held on deposit until lease expiration. Aircastle’s operating leases also obligate the lessees to maintain flight equipment and comply with all governmental requirements applicable to the flight equipment, including, without limitation, operational, maintenance, registration requirements and airworthiness directives.

Maintenance Payments

Typically, under an operating lease, the lessee is required to make payments for heavy maintenance, overhaul or replacement of certain high-value components of the aircraft. These maintenance payments are based on hours or cycles of utilization or on calendar time, depending upon the component, and are required to be made monthly in arrears or at the end of the lease term. Whether to permit a lessee to make maintenance payments at the end of the lease term, rather than requiring such payments to be made monthly, depends on a variety of factors, including the creditworthiness of the lessee, the level of security deposit which may be provided by the lessee and market conditions at the time we enter into the lease. If a lessee is making monthly maintenance payments, we would typically be obligated to use the funds paid by the lessee during the lease term to reimburse the lessee for costs they incur for heavy maintenance, overhaul or replacement of certain high-value components, usually shortly following completion of the relevant work.

We record maintenance payments paid by the lessee as accrued maintenance liabilities in recognition of our contractual commitment to refund such receipts. In these contracts, we do not recognize such maintenance payments as revenue during the lease. Reimbursements to the lessee upon the receipt of evidence of qualifying maintenance work are charged against the existing accrued maintenance liability. We defer income recognition of all maintenance reserve payments collected until the end of the lease, when we are able to determine the amount by which reserve payments received exceed costs to be incurred by the current lessee in performing scheduled maintenance.

In addition, many of our leases contain provisions which may require us to pay a portion of costs for heavy maintenance, overhaul or replacement of certain high-value components in excess of the amounts paid to us by the lessee. We estimate the amount of our liability for such costs paid to the lessee based on assumed utilization of the related aircraft by the lessee, the anticipated amount of the maintenance event cost and estimated amounts the lessee is responsible to pay. This estimated maintenance liability is recognized as a reduction of lease revenue on a straight-line basis as lease incentives over the life of the lease.

Income Taxes

Aircastle provides for income taxes of its taxable subsidiaries under the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). SFAS No. 109 requires an asset and liability based

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

approach in accounting for income taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement and tax basis of existing assets and liabilities using enacted rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount estimated by us to be realizable.

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

Hedging Activities

We utilize derivative financial instruments to manage our exposure to interest rate risks. We account for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). All derivatives are recognized on the balance sheet at their fair value. Through December 31, 2008, most of our derivatives were designated as cash flow hedges. On the date that we enter into a derivative contract, we formally document all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions.

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

Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in accumulated other comprehensive income until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of the variable rate liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative exceeds the variability in the cash flows of the forecasted transaction) is recorded in current period earnings. Changes in the fair value of derivative financial instruments that did not qualify for hedge treatment under SFAS No. 133 are reported in current period earnings as a component of other income (expense).

Aircastle may choose to terminate certain derivative financial instruments prior to their contracted maturities. Any net gains or losses on the derivative financial instrument in accumulated other comprehensive income at the date of termination are not reclassified into earnings if it remains probable that the cash flows of the hedged items (interest payments) will occur. The amounts in accumulated other comprehensive income are reclassified into earnings as the hedged items (interest payments) affect earnings. Terminated hedges are reviewed periodically to determine if the forecasted transactions remain probable of occurring. To the extent the forecasted transaction, or portion thereof, is no longer probable of occurring, the related portion of the accumulated other comprehensive income balance is reclassified into earnings immediately.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Lease Rentals

We lease flight equipment under net operating leases with lease terms typically ranging from three to seven years. We generally do not offer renewal terms or purchase options to our lessees, although certain of our operating leases allow the lessee the option to extend the lease for an additional term. Operating leases with fixed rentals and step rentals are recognized on a straight-line basis over the term of the initial lease, assuming no renewals. Operating lease rentals that adjust based on a London Interbank Offered Rate (“LIBOR”) index are recognized on a straight-line basis over the period the rentals are fixed and accruable. Revenue is not recognized when collection is not reasonably assured. When collectability is not reasonably assured, the customer is placed on non-accrual status and revenue is recognized when cash payments are received.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other gains and losses, net of income taxes, if any, affecting shareholders’ equity that, under GAAP, are excluded from net income. At December 31, 2008, such amount consists of the effective portion of fluctuations in the fair value of derivatives designated as cash flow hedges and unrealized gains on the fair value of debt investments classified as available-for-sale.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS No. 161. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for interim periods beginning after November 15, 2008 and fiscal years that include those interim periods (first quarter 2009 for calendar year-end companies). The adoption of SFAS No. 161 will have no material impact on our consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 will have no material impact on our consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP No. EITF 03-6-1”). FSP No. EITF 03-6-1 addresses whether unvested share-based payment awards with rights to receive dividends or dividend equivalents should be considered participating securities for the purposes of applying the two-class method of calculating earnings per share (“EPS”) under SFAS No. 128, Earnings per Share. The FASB staff concluded that unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing EPS. FSP No. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years (early application is not permitted), and also requires that all prior-period EPS data presented be adjusted retrospectively. The Company has determined that the adoption of EITF 03-6-1 will require us to present earnings per share using the two-class method.

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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table sets forth our financial assets and liabilities as of December 31, 2008 that we measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value	Fair Value Measurements at December 31, 2008
	as of	Using Fair Value Hierarchy
	December 31,				Valuation
	2008	Level 1	Level 2	Level 3	Technique

Assets:
Cash and cash equivalents	$80,947	$80,947	$—	$—	Market
Restricted cash and cash equivalents	182,623	182,623	—	—	Market
Debt investments	14,349	—	—	14,349	Income

Total	$277,919	$263,570	$—	$14,349

Liabilities:

Derivative liabilities	$276,401	$—	$210,080	$66,321	Income

Our cash and cash equivalents, along with our restricted cash and cash equivalents balances, consists largely of money market securities that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as level 1 within our fair value hierarchy. Our derivatives included in level 2 consist of United States dollar denominated interest rate swaps, and their fair values are determined by applying standard modeling techniques under the income approach to relevant market interest rates (cash rates, futures rates, swap rates) in effect at the period close to determine appropriate reset and discount rates.

Our debt investments included in Level 3 consist of available-for-sale United States corporate obligations consisting of interests in pools of loans which are collateralized by interests in commercial aircraft. The fair value of our debt investments included within Level 3 are valued by using discounted cash flow methodologies, where the inputs to those models are based on unobservable market inputs. The Company used two sources of unobservable inputs; we obtained broker quotes which provided an indicative indication of the market value and we obtain market values from a pricing service. We used the broker quotes and/or the pricing service market values to validate the discount rate used for our cash flow model for these debt investments in accordance with SFAS 157-3.

Our derivatives included in level 3 consist of United States dollar denominated interest rate swaps with a guaranteed notional balance. The guaranteed notional balance has a lower and upper notional band guaranteed to mirror any changes in the debt notional between the bands. The fair value of the interest rate swap is determined based on the upper notional band using cash flows discounted at the relevant market interest rates in effect at the period close. The range of the guarantee notional between the upper and lower band represents an option that may not be exercised independent of the debt notional and is therefore valued on unobservable market inputs.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following tables reflect the activity for the major classes of our assets and liabilities measured at fair value using level 3 inputs for the twelve months ended December 31, 2008:

	Assets	Liabilities
	Debt	Derivative
Twelve Months Ended December 31, 2008	Investments	Liabilities

Balance as of December 31, 2007	$—	$—
Transfers in (out) in third quarter 2008	19,618	—
Principal repayments	(127)	—
Total gains/(losses), net:
Included in interest income	160	—
Included in other income (expense)	—	1,210
Included in interest expense	—	(398)
Included in other comprehensive income	(5,302)	(67,133)

Balance as of December 31, 2008	$14,349	$(66,321)

There were no assets and liabilities measured at fair value on a non-recurring basis.

Our financial instruments, other than cash, consist principally of cash equivalents, restricted cash and cash equivalents, accounts receivable, debt investments, accounts payable, amounts borrowed under financings, repurchase agreements and cash flow hedges. The fair value of cash, cash equivalents, restricted cash and cash equivalents, accounts receivable and accounts payable approximates the carrying value of these financial instruments because of their short term nature.

Borrowings under our financings and repurchase agreements bear floating rates of interest which reset monthly or quarterly to a market benchmark rate plus a credit spread. We believe, for similar financings and repurchase agreements with comparable credit risks, the effective rate of the financings and repurchase agreements approximates market rates at the balance sheet dates. The fair value of our debt investments and cash flow hedges is generally determined by reference to broker quotations.

The fair values of our Securitizations and Term Debt Financings are estimated using a discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements.

The carrying amounts and fair values of our financial instruments at December 31, 2007 and 2008 are as follows:

	2007		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	of Asset	of Asset	of Asset	of Asset
	(Liability)	(Liability)	(Liability)	(Liability)

Debt investments	$113,015	$113,015	$14,349	$14,349
Credit facilities	(798,186)	(798,186)	—	—
Securitizations and Term Debt Financings	(1,677,736)	(1,623,522)	(2,476,296)	(2,328,574)
Repurchase agreements	(67,744)	(67,744)	—	—
Derivative liabilities	(154,388)	(154,388)	(276,401)	(276,401)

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 3.	Lease Rental Revenues and Flight Equipment Held for Lease

Minimum future annual lease rentals contracted to be received under our existing operating leases of flight equipment at December 31, 2008 were as follows:

Year Ending December 31,	Amount

2009	$491,562
2010	438,131
2011	379,381
2012	323,185
2013	232,569
Thereafter	560,988

Total	$2,425,816

Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Year Ended December 31,
Region	2006	2007	2008

Europe	45%	44%	46%
Asia	20%	27%	24%
North America	28%	16%	13%
Latin America	5%	6%	7%
Middle East and Africa	2%	7%	10%

Total	100%	100%	100%

The classification of regions in the tables above and the table and discussion below is determined based on the principal location of the lessee of each aircraft.

For the year ended December 31, 2006, one customer accounted for 24% of lease rental revenue and three additional customers accounted for 20% of lease rental revenue. No other customer accounted for more than 5% of lease rental revenue. For the year ended December 31, 2007, one customer accounted for 12% of lease rental revenues and two additional customers accounted for a combined 11% of lease rental revenues. No other customer accounted for more than 5% of lease rental revenues. For the year ended December 31, 2008, one customer accounted for 8% of lease rental revenues and two additional customers accounted for a combined 12% of lease rental revenues. No other customer accounted for more than 5% of lease rental revenues.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Geographic concentration of net book value of flight equipment held for lease was as follows:

	December 31, 2007			December 31, 2008
	Number of		Net Book	Number of		Net Book
Region	Aircraft		Value %	Aircraft		Value %

Europe	65	(1)	47%	56		44%
Asia	35		27%	32		23%
North America	13	(1)	10%	14		12%
Latin America	12		7%	8		5%
Middle East and Africa	8		9%	12		11%
Off-lease	—		—%	8	(2)	5%

Total	133		100%	130		100%

(1)	Includes one Boeing Model 747-400 aircraft in Europe and one Boeing Model 747-400 aircraft in North America which were being converted to freighter configuration for which we had executed leases post-conversion with a carrier in each of these geographic regions.

(2)	Includes one Boeing Model 737-300 for which we have a signed lease with a carrier in the Middle East and which we expect to deliver in the first quarter of 2009, and seven Boeing Model 737-700’s, three of which we delivered on lease to a carrier in Europe, two of which are committed for lease to a carrier in Africa and one of which is the subject of a letter of intent for lease to a carrier in Latin America, and we expect to deliver the latter three aircraft in the second quarter of 2009.

At December 31, 2007 and 2008, lease acquisition costs included in other assets on the consolidated balance sheets were $417 and $293, respectively. Prepaid lease incentive costs included in other assets on the consolidated balance sheets were $586 and $5,127 at December 31, 2007 and 2008, respectively.

Note 4.	Variable Interest Entities

Aircastle consolidates three Variable Interest Entities (“VIEs”) in accordance with FIN 46(R) of which Aircastle is the primary beneficiary. ACS Aircraft Finance Ireland plc (“ACS Ireland”), ACS Aircraft Finance Ireland 2 Limited (“ACS Ireland 2”) and ACS Ireland 3 Limited (“ACS Ireland 3”), which had total combined assets of $496,620 at December 31, 2008, are VIEs which we consolidate. We are the primary beneficiary of the three VIEs as we bear the significant risk of loss and participate in gains through Class E-1 Securities. An Irish charitable trust owns 95% of the common shares of each VIE. The Irish charitable trust’s risk is limited to its annual dividend of $2 per VIE.

At December 31, 2008, the assets of the three VIEs include fifteen aircraft transferred into the VIEs in connection with Securitization No. 1, Securitization No 2 and Term Financing No. 1. The operating activities of these VIEs are limited to acquiring, owning, leasing, maintaining, operating and, under certain circumstances, selling the fifteen aircraft. At December 31, 2008, the outstanding principal amount of debt for the three VIEs was $348,119. The debt of the three VIEs is neither an obligation of, nor guaranteed by, Aircastle Limited. (See Note 7. Securitizations and Borrowings under Credit Facilities — Securitizations and Term Debt Financings.)

Note 5.	Discontinued Operations and Flight Equipment Held for Sale

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

Earnings from discontinued operations for the two aircraft held for sale were as follows:

	Year Ended December 31,
	2006	2007

Earnings from discontinued operations:
Lease rentals	$8,610	$2,364
Gain on disposition	2,240	11,566
Depreciation and other expenses	(3,532)	(761)
Other expenses	(30)	(185)
Interest expense, net	(1,439)	—

Earnings from discontinued operations before income tax provision	5,849	12,984
Income tax provision	(563)	(43)

Earnings from discontinued operations, net of income taxes	$5,286	$12,941

Note 6.	Debt Investments

As of December 31, 2007 and 2008, all of our debt investments classified as available-for-sale were U.S. corporate obligations. The aggregate fair value of these debt investments at December 31, 2008 was $14,349. These debt obligations are interests in pools of loans and are collateralized by interests in commercial aircraft of which $2,241 are senior tranches and $12,108 are subordinated to other debt related to such aircraft. Our debt investments had net unrealized gain positions relative to their net book values, which aggregated to $10,833 and $2,536 at December 31, 2007 and 2008, respectively. At December 31, 2008, three of our four debt investments had unrealized loss positions for less than 12 continuous months in the aggregate of $2,105 relative to their net book values with an aggregate fair value of $6,625. The Company determined that the three securities are temporarily impaired as the anticipated cash flows are probable of occurring and that the Company has the ability and intent to hold these securities until maturity.

In 2007, we acquired a loan secured by a commercial jet aircraft with a cash purchase price of $15,251 that was classified as held to maturity. The loan had an outstanding balance of $13,567 at maturity, which we believe approximated its fair value. The borrower elected not to repay the loan at maturity and, accordingly, we took ownership of this aircraft during the first quarter of 2008.

In February 2008, we sold two of our debt investments for $65,335, plus accrued interest. We repaid the outstanding balance of $52,303, plus accrued interest, under the related repurchase agreement. Additionally, we terminated the related interest rate swap and paid breakage fees and accrued interest of approximately $1,040.

One of our debt investments, with a fair value of $4,384 at December 31, 2008 has a stated maturity in 2010. One of our debt investments, with a fair value of $1,112, has a stated maturity in 2017. Our other two debt investments with an aggregate fair value of $8,853 have remaining terms to stated maturity in excess of 10 years after December 31, 2008. All of our debt investments provide for

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

the periodic payment of both principal and interest and are subject to prepayment and/or acceleration depending on certain events, including the sale of the underlying collateral aircraft and events of default. Therefore, the actual maturity of our debt investments may be less than the stated maturities.

Note 7.	Securitizations and Borrowings under Credit Facilities

The outstanding amounts of our securitizations, term debt financings and borrowings under our credit facilities were as follows:

	At
	December 31,
	2007	At December 31, 2008
	Outstanding	Outstanding		Final Stated
Debt Obligation	Borrowings	Borrowings	Interest Rate(1)	Maturity

Securitizations and Term Debt Financings:
Securitization No. 1	$527,397	$472,048	1.47%	6/20/31
Securitization No. 2	1,150,339	1,097,913	2.14%	6/14/37
Term Financing No. 1	—	757,610	3.58%	5/02/15
Term Financing No. 2	—	148,725	4.40%	9/23/13

Total Securitizations and Term Debt Financings	1,677,736	2,476,296

Credit Facilities:
Revolving Credit Facility	—	—	NA	12/11/08
Amended Credit Facility No. 2	734,059	—	NA	12/15/08
747 PDP Credit Facility	64,127	—	NA	4/10/08

Total Credit Facilities	798,186	—

Total	$2,475,922	$2,476,296

(1)	Reflects floating rate in effect at the applicable reset date.

Securitizations and Term Debt Financings:

Securitization No. 1

On June 15, 2006, we completed our first securitization, a $560,000 transaction comprised of 40 aircraft and related leases, which we refer to as “Securitization No. 1”. In connection with Securitization No. 1, two of our subsidiaries, ACS Ireland and ACS Aircraft Finance Bermuda Limited (“ACS Bermuda”), which we refer to together with their subsidiaries as the “ACS 1 Group”, issued $560,000 of Class A-1 notes, or the “ACS 1 Notes” to the ACS 2006-1 Pass Through Trust, or the “ACS 1 Trust.” The ACS 1 Trust simultaneously issued a single class of Class G-1 pass through trust certificates, or the “ACS 1 Certificates,” representing undivided fractional interests in the notes. Payments on the ACS 1 Notes will be passed through to holders of the ACS 1 certificates. The ACS 1 Notes are secured by ownership interests in aircraft-owning subsidiaries of ACS Bermuda and ACS Ireland and the aircraft leases, cash, rights under service agreements and any other assets they may hold. Each of ACS Bermuda and ACS Ireland has fully and unconditionally guaranteed the other’s obligations under the notes. However, the ACS 1 Notes are neither obligations of, nor guaranteed by, Aircastle Limited. The ACS 1 Notes mature on June 20, 2031.

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

The ACS 1 Notes provide for monthly payments of interest at a floating rate of one-month LIBOR plus 0.27%, and scheduled payments of principal. Financial Guaranty Insurance Company (“FGIC”) issued a financial guaranty insurance policy to support the payment of interest when due on the ACS 1 Certificates and the payment, on the final distribution date, of the outstanding principal amount of the ACS 1 Certificates. The downgrade in the rating of FGIC did not result in a change in any of the rights or obligations of the parties to Securitization No. 1. We have entered into a series of interest rate hedging contracts intended to hedge the interest rate exposure associated with issuing floating-rate obligations backed by primarily fixed-rate lease assets. Obligations owed to the hedge counterparty under these contracts are secured on a pari passu basis with the same collateral that secures the ACS 1 Notes and, accordingly, the ACS 1 Group has no obligation to pledge cash collateral to secure any loss in value of the hedging contracts if interest rates fall.

Securitization No. 2

On June 8, 2007, we completed our second securitization, a $1,170,000 transaction comprising 59 aircraft and related leases, which we refer to as “Securitization No. 2”. In connection with Securitization No. 2, two of our subsidiaries, ACS Ireland 2 and ACS 2007-1 Limited (“ACS Bermuda 2”), to which we refer together with their subsidiaries as the “ACS 2 Group” issued $1,170,000 of Class A notes, or the “ACS 2 Notes”, to the ACS 2007-1 Pass Through Trust, or the “ACS 2 Trust.” The ACS 2 Trust simultaneously issued a single class of Class G-1 pass through trust certificates, or the “ACS 2 Certificates,” representing undivided fractional interests in the ACS 2 Notes. Payments on the ACS 2 Notes will be passed through to the holders of the ACS 2 Certificates. The ACS 2 Notes are secured by ownership in aircraft owning subsidiaries of ACS Bermuda 2 and ACS Ireland 2 and the aircraft leases, cash, rights under service agreements and any other assets they may hold. Each of ACS Bermuda 2 and ACS Ireland 2 has fully and unconditionally guaranteed the other’s obligations under the ACS 2 Notes. However, the ACS 2 Notes are neither obligations of, nor guaranteed by, Aircastle Limited. The ACS 2 Notes mature on June 14, 2037.

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

The ACS 2 Notes provide for monthly payments of interest at a floating rate of one-month LIBOR plus 0.26%, and scheduled payments of principal. FGIC issued a financial guaranty insurance policy to support the payment of interest when due on the ACS 2 Certificates and the payment, on the final distribution date, of the outstanding principal amount of the ACS 2 Certificates. A downgrade in the rating of FGIC will not result in any change in the rights or obligations of the parties to Securitization No. 2. We have entered into a series of interest rate hedging contracts intended to hedge the interest rate exposure associated with issuing floating-rate obligations backed by primarily fixed-rate lease assets. Obligations owed to the hedge counterparty under these contracts are secured on a pari passu basis with the same collateral that secures the ACS 2 Notes and, accordingly, the ACS 2 Group has no obligation to pledge cash collateral to secure any loss in value of the hedging contracts if interest rates fall.

Term Financing No. 1

On May 2, 2008 two of our subsidiaries, ACS Ireland 3 and ACS 2008-1 Limited (“ACS Bermuda 3”), which we refer to together with their subsidiaries as the ACS 3 Group, entered into a seven year, $786,135 term debt facility, which we refer to as “Term Financing No. 1,” to finance a portfolio of 28 aircraft. The loans under Term Financing No. 1 were fully funded into an aircraft purchase escrow account on May 2, 2008. These loans were released to us from escrow as each of the financed aircraft was transferred into the facility. The loans are secured by, among other things, first priority security interests in, and pledges or assignments of ownership interests in, the aircraft-owning and other subsidiaries which are part of the financing structure, as well as by interests in aircraft leases, cash collections and other rights and properties they may hold. However, the loans are neither obligations of, nor guaranteed by, Aircastle Limited. The loans mature on May 2, 2015.

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

The loans provide for monthly payments of interest on a floating rate basis at a rate of one-month LIBOR plus 1.75% and scheduled payments of principal, which during the first five years will equal approximately $48.9 million per year. The loans may be prepaid upon notice, subject to certain conditions, and the payment of expenses, if any, and the payment of a prepayment premium on amounts prepaid on or before May 2, 2010. We entered into interest rate hedging arrangements with respect to a substantial portion of the principal balance of the loans under Term Financing No. 1 in order to effectively pay interest at a fixed rate on a substantial portion of the loans. Obligations owed to hedge counterparties under these contracts are secured on a pari passu basis by the same collateral that secures the loans under Term Financing No. 1 and, accordingly, there is no obligation to pledge cash collateral to secure any loss in value of the hedging contracts if interest rates fall.

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

Term Financing No. 2

On September 12, 2008, one of our subsidiaries entered into a five-year, $206,580 million term debt facility, which we refer to as Term Financing No. 2, to finance a portfolio of up to nine aircraft. The loans under Term Financing No. 2 were fully funded into an aircraft purchase escrow account on September 23, 2008. These loans were released to us from escrow as each of the financed aircraft was transferred into the facility. In the third quarter, the loans with respect to seven aircraft were released to us upon transfer, and in the fourth quarter, the loans with respect to two aircraft were released to us upon transfer. One aircraft was subsequently sold in December 2008.

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

Credit Facilities:

Revolving Credit Facility

On December 15, 2006, the Company entered into a $250,000 revolving credit facility with a group of banks which we refer to as the “Revolving Credit Facility”. The Revolving Credit Facility provided loans for working capital and other general corporate purposes and also provided for issuance of letters of credit. Borrowings under the Revolving Credit Facility bore interest generally on the basis of the euro dollar rate (the “EDR”), the EDR plus 1.50% per annum. Additionally, we paid a per annum fee on any unused portion of the total committed facility of 0.25%, during periods when the average outstanding loans under the Revolving Credit Facility were less than $125,000, and 0.125% per annum when the average outstanding loans were equal to or greater than $125,000 and we paid customary agency fees.

On March 20, 2008, the parties to the Revolving Credit Facility entered into a fourth amendment to the Revolving Credit Facility (the “2006-B Fourth Amendment”), extending the Stated Termination Date (as defined therein) to December 11, 2008, and reducing the commitments of the lenders to make loans thereunder (the “Revolving Commitments”) to $150,000. The Revolving Commitments were reduced to $100,000 on June 30, 2008, $80,000 on August 31, 2008, $60,000 on September 30, 2008 and $40,000 on October 31, 2008, with final maturity on December 11, 2008. The 2006-B Fourth Amendment also amended the Revolving Credit Facility so that Bear Stearns Corporate Lending Inc. had no further Revolving Commitments or loans outstanding under the Revolving Credit Facility, with JPMorgan Chase Bank, N.A. and Citicorp North America, Inc. The applicable margin on LIBOR-based loans under the Revolving Credit Facility increased to 200 basis points, and the remaining lenders under the Revolving Credit Facility received an up-front fee equal to 25 basis points of the $150,000 committed amount of the facility.

The Revolving Credit Facility matured on December 11, 2008.

Amended Credit Facility No. 2

On February 28, 2006, we entered into a $500,000 revolving credit facility with a group of banks to finance the acquisition of aircraft and related improvements which we refer to as Credit Facility No. 2. Borrowings under this credit facility accrued interest generally on the basis of the EDR plus 1.25%. Additionally, we paid a 0.125% fee on any unused portion of the total committed facility. On December 15, 2006, Credit Facility No. 2 was amended to, among other things, extend the maturity to December 15, 2008 (“Amended Credit Facility No. 2”).

On March 20, 2008, the parties to Amended Credit Facility No. 2 entered into an amendment that reduced the commitments of the lenders to make loans thereunder to $500,000, on any future date after which the loans outstanding under Amended Credit Facility No. 2 fell below $500,000. In connection with the reduced commitments of the lenders under Amended Credit Facility No. 2, during the second quarter of 2008 we wrote off $553 of debt issuance costs, which is reflected in interest expense on the consolidated statement of income.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

On December 11, 2008, we repaid the remaining balance of $36,661 and Amended Credit Facility No. 2 matured on December 15, 2008.

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

Credit Facility No. 3

In October 2005, the Company entered into a credit facility for $109,998 with a bank to finance the acquisition of three aircraft, which we refer to as Credit Facility No. 3. The interest rate on this facility was one-month LIBOR plus 1.50%. On March 30, 2006, $36,666 of Credit Facility No. 3 was repaid using a portion of the proceeds from the disposition of flight equipment held for sale, which had been financed under this facility. Credit Facility No. 3 was amended on July 18, 2006, to increase the maximum committed amount by approximately $25,116 and to extend the maturity date to March 31, 2007. The increase in the maximum committed amount was reduced by $25,116 with the closing of the initial public offering. On January 26, 2007, Credit Facility No. 3 was amended to extend the maturity

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

date from March 31, 2007, to the earlier of September 30, 2007, or the transfer of the related aircraft financed in Credit Facility No. 3 into Securitization No. 2. Credit Facility No. 3 was repaid in full in July 2007 out of the proceeds of Securitization No. 2.

The weighted average interest rates for our credit facilities at December 31, 2006, 2007 and 2008 were 6.64%, 6.26% and 0%, respectively.

Maturities of the securitizations and term debt financings over the next five years and thereafter are as follows:

2009	$136,738
2010	161,316	(1)
2011	194,330	(1)
2012	280,059
2013	356,840
Thereafter	1,347,013

Total	$2,476,296

(1)	Includes repayments of $16,266 in 2010 and $7,286 in 2011 related to contracted sales for two aircraft in 2010 and one aircraft in 2011.

Note 8.	Repurchase Agreements

As at December 31, 2007 and December 31, 2008, the outstanding amounts of our repurchase agreements were $67,744 and $0, respectively.

Note 9.	Shareholders’ Equity and Share Based Payment

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

In January 2006, the board of directors (the “Board”) and the Fortress Shareholders adopted the Aircastle Investment Limited 2005 Equity and Incentive Plan, and the Board and the Fortress Shareholders approved an amendment to and restatement thereof on July 20, 2006 (as so amended and restated, the “2005 Plan”). The purpose of the 2005 Plan is to provide additional incentive to selected management employees. The 2005 Plan provides that the Company may grant (a) share options, (b) share appreciation rights, (c) awards of restricted common shares, deferred shares, performance shares, unrestricted shares or other share-based awards, or (d) any combination of the foregoing. Four million shares were reserved under the 2005 Plan, increasing by 100,000 each year beginning in 2007 through and including 2016. The 2005 Plan provides that grantees of restricted common shares will have all of the rights of shareholders, including the right to receive dividends, other than the right to sell, transfer, assign or otherwise dispose of the shares until the lapse of the restricted period. Generally, the restricted common shares vest over three or five year periods based on continued service and are being expensed on a straight line basis over the requisite service period of the awards. The terms of the grants provide for accelerated vesting under certain circumstances, including termination without cause following a change of control.

In February and March of 2006, the Board ratified the initial grants under the 2005 Plan of 347,500 restricted common shares in the first half of 2005 and 25,000 restricted common shares on July 5, 2005, which were provided for in certain employment contracts, and approved new grants of 412,500 restricted common shares. The grants also imposed lock-up restrictions on restricted common shares from the date of grant through 120 days after the date of any initial public offering, and provide for certain further restrictions and notice periods thereafter.

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

The fair value of the restricted common shares granted in 2006 prior to the initial public offering was determined based on an estimate of the offering range per share from the anticipated initial public offering. The fair value of restricted common shares granted in 2006 subsequent to the date of the initial public offering was determined based upon the market price of the shares at the grant date.

On April 30, 2007, the Board accelerated the vesting of 50,000 restricted common shares of a former officer of the Company, resulting in a non-cash share based expense of $1,670.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

A summary of the fair value of non-vested shares for the years ended December 31, 2007 and 2008 is as follows:

		Weighted	Fair Value of
		Average	Non-vested
	Shares	Grant Date	Shares at
Non vested Shares	(in 000’s)	Fair Value	Grant Date

Non-vested at January 1, 2006	372.5	$8.50	$3,166
Granted	604.3	23.59	14,258
Cancelled	(4.5)	22.00	(99)
Vested	(71.0)	14.92	(1,059)

Non-vested at December 31, 2006	901.3	18.05	16,266
Granted	436.5	30.72	13,410
Cancelled	(17.3)	23.52	(407)
Vested	(259.9)	19.20	(4,988)

Non-vested at December 31, 2007	1,060.6	22.89	24,281
Granted	85.0	14.84	1,262
Cancelled	(0.6)	28.89	(17)
Vested	(238.2)	18.91	(4,504)

Non-vested at December 31, 2008	906.8	$23.18	$21,022

The fair value of the restricted common shares granted in 2007 and 2008 were determined based upon the market price of the shares at the grant date. (See Note 20. Subsequent Events.)

The total unrecognized compensation cost, adjusted for estimated forfeitures, related to all non-vested shares as of December 31, 2008, in the amount of $13,474, is expected to be recognized over a weighted average period of 2.5 years.

Note 10.	Dividends

The following table sets forth the quarterly dividends declared by our Board of Directors:

	Dividend		Aggregate
	per		Dividend
Declaration Date	Common Share		Amount	Record Date	Payment Date

July 20, 2006	$0.35		$14,367	July 26, 2006	July 31, 2006
August 2, 2006	$0.156	(1)	6,403	August 1, 2006	August 15, 2006
October 9, 2006	$0.194	(1)	9,992	October 31, 2006	November 15, 2006
December 13, 2006	$0.4375		22,584	December 29, 2006	January 15, 2007
March 14, 2007	$0.50		33,634	March 30, 2007	April 13, 2007
June 14, 2007	$0.60		40,460	June 29, 2007	July 13, 2007
September 13, 2007	$0.65		43,822	September 28, 2007	October 15, 2007
December 11, 2007	$0.70		55,004	December 31, 2007	January 15, 2008
March 24, 2008	$0.25		19,640	March 31, 2008	April 15, 2008
June 11, 2008	$0.25		19,647	June 30, 2008	July 15, 2008
September 11, 2008	$0.25		19,655	September 30, 2008	October 15, 2008
December 22, 2008	$0.10		7,862	December 31, 2008	January 15, 2009

(1)	Total dividend for quarter of $0.35.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 11.	Earnings Per Share

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

The calculations of both basic and diluted earnings per share for the years ended December 31, 2006, 2007 and 2008 are as follows:

	Year Ended December 31,
Numerator	2006	2007	2008

Income from continuing operations	$45,920	$114,403	$115,291
Earnings from discontinued operations, net of income taxes	5,286	12,941	—

Net income	$51,206	$127,344	$115,291

Denominator
Weighted-average shares used to compute basic earnings per share	45,758,242	67,177,528	77,750,136
Effect of dilutive restricted common shares	293,757	240,274	57,497

Weighted-average shares outstanding and dilutive securities used to compute diluted earnings per share	46,051,999	67,417,802	77,807,633

Basic earnings per share:
Income from continuing operations	$1.00	$1.71	$1.48
Earnings from discontinued operations, net of income taxes	0.12	0.19	—

Net income per share	$1.12	$1.90	$1.48

Diluted earnings per share:
Income from continuing operations	$1.00	$1.70	$1.48
Earnings from discontinued operations, net of income taxes	0.11	0.19	—

Net income per share	$1.11	$1.89	$1.48

Note 12.	Income Taxes

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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The sources of income from continuing operations before income taxes for the years ended December 31, 2006, 2007 and 2008 were as follows:

	Year Ended December 31,
	2006	2007	2008

U.S. operations	$1,566	$2,352	$2,109
Non-U.S. operations	49,199	119,709	120,723

Total	$50,765	$122,061	$122,832

The components of the income tax provision from continuing operations for the year ended December 31, 2006, 2007 and 2008 consisted of the following:

	Year Ended December 31,
	2006	2007	2008

Current:
United States:
Federal	$1,924	$4,365	$1,110
State	463	749	205
Non-U.S	118	5,501	1,313

Current income tax provision	2,505	10,615	2,628

Deferred:
United States:
Federal	(331)	(1,216)	1,790
State	(66)	(244)	251
Non-U.S	2,737	(1,497)	2,872

Deferred income tax provision (benefit)	2,340	(2,957)	4,913

Total	$4,845	$7,658	$7,541

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2006, 2007 and 2008 consisted of the following:

	Year Ended December 31,
	2006	2007	2008

Deferred tax assets:
Non-cash share based payments	$1,051	$1,666	$2,382
Hedge gain	—	537	77
Net operating loss carry forwards	1,176	1,622	5,366
Other comprehensive income	—	1,928	4,529
Other	246	173	—

Total deferred tax assets	2,473	5,926	12,354

Deferred tax liabilities:
Accelerated depreciation	(4,971)	(2,963)	(12,007)
Other	(176)	(119)	(159)
U.S. federal withholding tax on unremitted earnings	—	—	—

Total deferred tax liabilities	(5,147)	(3,082)	(12,166)

Net deferred tax (liabilities) assets	$(2,674)	$2,844	$188

The Company had approximately $7,729 of net operating loss carry forwards available at December 31, 2008 to offset future taxable income subject to U.S. graduated tax rates. If not utilized, these carry forwards begin to expire in 2027. The Company also had net operating loss carry forwards of $19,252 with no expiration date to offset future Irish taxable income. Deferred tax assets and liabilities are included in other assets and accounts payable and accrued liabilities, respectively, in the accompanying consolidated balance sheets.

We do not expect to incur income taxes on future distributions of undistributed earnings of non-U.S. subsidiaries and, accordingly, no deferred income taxes have been provided for the distributions of such earnings. As of December 31, 2008, we have elected to permanently reinvest our accumulated undistributed U.S. earnings of $5,765. Accordingly, no U.S. withholding taxes have been provided. Withholding tax of $1,730 would be due if such earnings were remitted.

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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income from continuing operations at December 31, 2006, 2007 and 2008 consisted of the following:

	Year Ended December 31,
	2006	2007	2008

Notional U.S. federal income tax expense at the statutory rate:	$17,768	$42,721	$42,991
U.S. state and local income tax, net	186	164	88
Non-U.S. operations	(13,641)	(35,434)	(35,550)
Non-deductible expenses in the U.S	644	199	87
Other	(112)	8	(75)

Provision for income taxes	$4,845	$7,658	$7,541

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

We conduct business globally and, as a result, the Company and its subsidiaries or branches are subject to foreign, U.S. federal and various state and local income taxes, as well as withholding taxes. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Ireland and the United States. With few exceptions, the Company and its subsidiaries or branches remain subject to examination for all periods since inception.

Our policy is that we will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense or penalty recognized during the year.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 13.	Interest, Net

The following table shows the components of interest, net for the years ended December 31, 2006, 2007 and 2008:

	Year Ended December 31,
	2006	2007	2008

Interest on borrowings and other liabilities	$52,413	$109,853	$169,860
Hedge ineffectiveness (gains) losses	(814)	171	16,623
Amortization related to deferred (gains) losses	(2,213)	(4,849)	15,488
Losses on termination of interest rate swaps	—	—	1,003
Amortization of deferred financing fees	6,380	6,991	13,603

Interest Expense	55,766	112,166	216,577
Less interest income	(6,200)	(12,239)	(7,311)
Less capitalized interest	—	(7,267)	(5,737)

Interest, net	$49,566	$92,660	$203,529

Note 14.	Commitments and Contingencies

Rent expense, primarily for the corporate office and sales and marketing facilities, was approximately $777, $961 and $1,342 for the years ended December 31, 2006, 2007 and 2008, respectively.

As of December 31, 2008, Aircastle is obligated under non-cancelable operating leases relating principally to office facilities in Stamford, Connecticut, Dublin, Ireland, and Singapore for future minimum lease payments as follows:

December 31,	Amount

2009	$1,123
2010	973
2011	985
2012	996
2013	189
Thereafter	473

Total	$4,739

On June 20, 2007, we entered into an acquisition agreement, which we refer to as the Airbus A330 Agreement, under which we agreed to acquire from Airbus fifteen new A330-200 aircraft, or the New A330 Aircraft (as reduced to twelve aircraft as described below). Pre-delivery payments for each aircraft are payable to Airbus and are refundable to us only in limited circumstances. We agreed to separate arrangements with Rolls-Royce PLC, or Rolls-Royce, and Pratt & Whitney, or P&W, pursuant to which we committed to acquire aircraft engines for the New A330 Aircraft. We agreed to acquire six shipsets of Trent 772B engines from Rolls-Royce and were granted options to acquire an additional four shipsets. We also committed to acquire five shipsets of PW4170 engines from P&W, and were granted options to acquire an additional five shipsets. Each shipset consists of two engines. In July 2008, we amended the Airbus A330 Agreement, reducing the number of New A330 Aircraft to be acquired from fifteen to twelve and changing the Airbus A330 Agreement so that we receive a mix of freighter and passenger aircraft. As a result, seven of the New A330 Aircraft are scheduled to be delivered as freighters, including three early positions, and five of the New A330 Aircraft will be

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

manufactured in passenger configuration. As of December 31, 2008, we had paid $56,029 in Airbus deposits and pre-delivery payments are recorded $4,425 in capitalized interest. Pre-delivery payments scheduled for 2009 amount to $126,117 million. Under certain circumstances, we have the right to change the delivery positions to alternative A330 aircraft models. Four of the New A330 Aircraft are scheduled to be delivered in 2010, six are scheduled to be delivered in 2011 and the remaining two are scheduled to be delivered in 2012. (See Note 20. Subsequent Events.)

At December 31, 2008, we had commitments to acquire, convert and modify aircraft including, where applicable, our estimate of adjustments for configuration changes, engine acquisition costs, contractual price escalations and other adjustments, net of amounts already paid, as follows:

December 31,	Amount

2009	$137,468
2010	337,238
2011	366,396
2012	99,352

Total	$940,454

Note 15.	Related Party Transactions

Fortress provides certain support services to Aircastle and requires us to reimburse it for costs incurred on its behalf. These costs consist primarily of professional services and office supplies purchased from third parties. These expenses are charged to Aircastle at cost and are included in selling, general and administrative expenses in our consolidated statements of operations. Total costs of direct operating services were $228 in 2006, $32 in 2007 and $0 in 2008.

Through December 31, 2006, Aircastle employees participated in various benefit plans sponsored by Fortress, including a voluntary savings plan (“401(k) Plan”) and other health and benefit plans. Aircastle reimbursed Fortress $627 and $113 in 2006 and 2007, respectively, for its costs under the 401(k) Plan and the health and benefit plans. Aircastle also reimbursed Fortress for matching contributions up to 3% of eligible earnings. At December 31, 2006, Aircastle had accrued $113 in annual contributions for the 2006 plan year for our employees’ participation in the 401(k) Plan sponsored by Fortress, which was paid to Fortress in March 2007. In January 2007, Aircastle established a separate 401(k) plan and other health and benefit plans. Total costs under the Aircastle 401(k) plan and other health and benefit plans were $990 and $1,390 in 2007 and 2008, respectively.

As of December 31, 2006, $132 was payable to Fortress. As of December 31, 2007, a deposit of $200 related to the sale of the two aircraft discussed below was payable to Fortress and was paid to Fortress in January 2008. As of December 31, 2008, we had a payable of $0 to Fortress.

In May 2006, two of our operating subsidiaries entered into service agreements to provide certain leasing, remarketing, administrative and technical services to a Fortress entity with respect to four aircraft owned by the Fortress entity and leased to third parties. As of December 31, 2006, 2007 and 2008, we had earned $209, $596 and $117, respectively, in fees due from the Fortress entity. Total fees paid to us for the years ended December 31, 2006, 2007 and 2008 were $156, $632 and $117, respectively. Our responsibilities include remarketing the aircraft for lease or sale, invoicing the lessees for expenses and rental payments, reviewing maintenance reserves, reviewing the credit of lessees, arranging for the periodic inspection of the aircraft and securing the return of the aircraft when necessary. The agreements also provide that the Fortress entity will pay us 3.0% of the collected rentals with respect to leases of the aircraft, plus expenses incurred during the service period, and will pay us

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

2.5% of the gross sales proceeds from the sale of any of the aircraft, plus expenses incurred during the service period. We believe that the scope of services and fees under these service agreements were concluded on an arms-length basis. In May 2007, we sold two aircraft owned by Fortress and Fortress paid us a fee in the amount of $403 for the remarketing of these two aircraft. The service agreements have an initial term which expired on December 31, 2008, but will continue thereafter unless one party terminates the agreement by providing the other with advance written notice. As of December 31, 2007 and 2008, we had a $17 and a $58 receivable, respectively, from Fortress.

On August 10, 2006, we acquired an aircraft from an affiliate of one of the Fortress Shareholders for a purchase price of $11,063, which we believe represented fair value at the acquisition date.

For the years ended December 31, 2006, 2007 and 2008, Aircastle paid $1,124, $560 and $552, respectively, for legal fees related to the establishment and financing activities of our Bermuda subsidiaries, and, for the years ended December 31, 2006, 2007, and 2008, Aircastle paid $120, $162 and $156 for Bermuda corporate services related to our Bermuda companies to a law firm and a corporate secretarial services provider affiliated with a Bermuda resident director serving on certain of our subsidiaries’ board of directors. The Bermuda resident director serves as an outside director of these subsidiaries.

Note 16.	Derivatives

The objective of our hedging policy is to adopt a risk averse position with respect to changes in interest rates. Accordingly, we have entered into a number of interest rate swaps and interest rate forward contracts to hedge the current and expected future interest rate payments on our variable rate debt. Interest rate swaps are agreements in which a series of interest rate cash flows are exchanged with a third party over a prescribed period. An interest rate forward contract is an agreement to make or receive a payment at the end of the period covered by the contract, with reference to a change in interest rates. The notional amount on a swap or forward contract is not exchanged. Our swap transactions typically provide that we make fixed rate payments and receive floating rate payments to convert our floating rate borrowings to fixed rate obligations to better match the largely fixed rate cash flows from our investments in flight equipment and debt investments. We held the following interest rate derivative contracts as of December 31, 2008:

			Mandatory		Future				Fair Value of
	Current		Early		Maximum				Derivative
	Notional	Effective	Termination	Maturity	Notional	Floating	Fixed		Asset or
Hedged Item	Amount	Date	Date	Date	Amount	Rate	Rate		(Liability)

Securitization No. 1	$504,293	Jun-06	N/A	Jun-16	$504,293	1M LIBOR + 0.27%	5.78%		$(84,089)
Securitization No. 2	1,094,338	Jun-07	N/A	Jun-12	1,094,338	1M LIBOR	5.25	% to 5.36%	(121,411)
Term Financing No. 1	687,863	Jun-08	N/A	May-13	687,863	1M LIBOR	4.04%		(51,809)
Term Financing No. 1	—	May-13	N/A	May-15	491,718	1M LIBOR	5.31%		(14,512)
Term Financing No. 2	132,832	Oct-08	N/A	Sep-13	132,832	3M LIBOR	3.17%		(4,580)

Total	$2,419,326				$2,911,044				$(276,401)

As of December 31, 2008, all of our derivatives are held with counterparties or guarantors of these counterparties who are considered highly rated (rated A1 or above by Moody’s).

In February 2008, we terminated an interest rate swap, with a notional amount of $39,000 as of December 31, 2007 and $33,000 as of the termination date, related to a repurchase agreement we repaid when the underlying debt investments were sold, resulting in a loss of $878, which is included in

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

interest expense on the consolidated statement of income. Similarly, in March 2008, we terminated an interest rate swap with a notional amount of $5,000 related to a repurchase agreement we repaid, resulting in a loss of $144, which is included in interest expense on the consolidated statement of income.

In March 2008, we terminated an interest rate swap with a notional amount of $150,000 and partially terminated an interest rate swap with a notional amount of $440,000, resulting in a net deferred loss of $31,761, which will be amortized into interest expense using the interest rate method. In June 2008, the remaining portion of the swap that had been partially terminated was fully terminated, resulting in an additional net deferred loss of $9,800 being amortized into interest expense using the interest rate method. These swaps were hedging interest payments related to borrowings under Amended Credit Facility No. 2 and Term Financing No. 1.

In May 2008, we determined that the interest rate swap that was hedging interest payments related to future debt borrowings was no longer highly effective and no longer qualified for hedge accounting under SFAS No. 133 and, accordingly, a deferred loss in the amount of $2,728 for this swap will be amortized into interest expense using the cash flow method. In December 2008, this interest rate swap was terminated. All mark to market adjustments have been charged to other income (expense). The loss charged to other income (expense) through December 31, 2008 was $6,096.

In June 2008, we terminated an interest rate swap with a notional amount of $2,900 related to a repurchase agreement we repaid, resulting in a gain of $19, which is included in interest expense on the consolidated statement of income. Also in June 2008, we terminated interest rate swaps with notional amounts of $190,000 and $5,000 and partially terminated interest rate swaps with notional amounts of $330,000 and $46,000, resulting in a net deferred loss of $23,500, which will be amortized into interest expense using the interest rate method. These swaps were hedging interest payments related to borrowings under Amended Credit Facility No. 2, Term Financing No. 1, Term Financing No. 2, and future debt and securitizations. The remaining portions of the two partially terminated swaps were re-designated as cash flow hedges for accounting purposes on June 30, 2008 and were subsequently fully terminated in October 2008 and December 2008, respectively, resulting in an additional net deferred loss of $27,154 which will be amortized into interest expense using the interest rate method.

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

In October 2008, we entered into a series of interest rate forward rate contracts with an initial notional amount of $139,180. Although we entered into this arrangement to hedge the variable interest payments in connection with Term Financing No. 2, this instrument has not been designated as a cash flow hedge for accounting purposes. All mark to market adjustments related to these contracts are being charged directly to other income (expense) on the consolidated statement of income. The loss charged to other income (expense) through December 31, 2008 was $4,581.

In December 2008, we terminated interest rate swaps with notional amounts of $95,000 and $143,000, resulting in a net deferred loss of $36,685, which will be amortized into interest expense using the interest rate method. These swaps were hedging interest payments related to borrowings under future debt and securitizations. For the twelve months ended December 31, 2008, none of the deferred loss was reclassified into interest expense on the consolidated statement of income due to the fact that

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

the hedged interest payments were related to the anticipated long-term financing of our New A330 Aircraft purchase commitment, which were not scheduled to begin until 2010.

Generally, our interest rate derivative contracts are hedging current interest payments on debt and future interest payments on long-term debt. In the past, we have entered into forward-starting interest rate derivative contracts to hedge the anticipated interest payment on long-term financings. These forward-starting contracts were terminated and new, specifically tailored hedging arrangements were entered into upon closing of the relevant long-term financing. We have also early terminated interest rate derivative contracts in an attempt to manage our exposure to collateral calls. The following table summarizes the deferred (gains) and losses and related amortization into interest expense for our terminated interest rate derivative contracts for the years ended December 31, 2006, 2007, and 2008.

										Amount of
										Deferred
										(Gain) or
										Loss
										Expected to
										be
	Original					Deferred	Amount of Deferred (Gain) or Loss Amortized (Including Accelerated			Amortized
	Maximum					(Gain) or	Amortization) into Interest Expense			Over the
	Notional	Effective	Maturity	Fixed	Termination	Loss Upon	For the Year Ended December 31,			Next Twelve
Hedged Item	Amount	Date	Date	Rate %	Date	Termination	2006	2007	2008	Months

Securitization No. 1	$400,000	Dec-05	Aug-10	4.61	Jun-06	$(13,397)	$(1,880)	$(3,373)	$(3,214)	$(3,075)

Securitization No. 1	200,000	Dec-05	Dec-10	5.03	Jun-06	(2,541)	(333)	(597)	(892)	(357)

Securitization No. 2	500,000	Mar-06	Mar-11	5.07	Jun-07	(2,687)	—	(432)	(746)	(711)

Securitization No. 2	200,000	Jan-07	Aug-12	5.06	Jun-07	(1,850)	—	(223)	(386)	(368)

Securitization No. 2	410,000	Feb-07	Apr-17	5.14	Jun-07	(3,119)	—	(224)	(487)	(398)

Repurchase Agreement	74,000	Feb-06	Jul-10	5.02	Feb-08	878	—	—	878	—

Repurchase Agreement	5,000	Dec-05	Sep-09	4.94	Mar-08	144	—	—	144	—

Term Financing No. 1	150,000	Jul-07	Dec-17	5.14	Mar-08	15,281	—	—	1,825	2,055

					Partial — Mar-08

Term Financing No. 1	440,000	Jun-07	Feb-13	4.88	Full — Jun-08	26,281	—	—	4,364	5,989

Term Financing No. 1	248,000	Aug-07	May-13	5.33	Jun-08	9,888	—	—	1,299	2,222

Repurchase Agreement	2,900	Jun-05	Mar-13	4.21	Jun-08	(19)	—	—	(19)	—

Term Financing No. 2	55,000	May-08	Mar-14	5.41	Jun-08	2,380	—	—	2,380	—

					Partial — Jun-08

Term Financing No. 2	360,000	Jan-08	Feb-19	5.16	Full — Oct-08	23,077	—	—	8,499	2,585

Future debt and					Partial — Jun-08

securitization	231,000	Apr-10	Oct-15	5.17	Full — Dec-08	15,310	—	—	1,582	—

Future debt and securitization	203,000	Jun-07	Jan-12	4.89	Dec-08	2,728 (1)	—	—	1,264	300

Future debt and securitization	238,000	Jan-11	Apr-16	5.23	Dec-08	19,430	—	—	—	—

Future debt and securitization	238,000	Jul-11	Sep-16	5.27	Dec-08	17,254	—	—	—	—

Total						$109,038	$(2,213)	$(4,849)	$16,491	$8,242

(1)	The deferred loss for this swap is related to the period prior to de-designation.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table summarizes amounts charged directly to the consolidated statement of income for the years ended December 31, 2006, 2007 and 2008 related to our interest rate derivative contracts:

	Year Ended December 31,
	2006	2007	2008

Interest Expense:
Hedge ineffectiveness (gains) losses	$(814)	$171	$16,623

Amortization:
Accelerated amortization of deferred losses	—	—	11,963
Amortization of deferred (gains) losses	(2,213)	(4,849)	3,525
Losses on termination of interest rate swaps	—	—	1,003

Total Amortization	(2,213)	(4,849)	16,491

Total charged to interest expense	$(3,027)	$(4,678)	$33,114

Other Income (Expense):
Mark to market gains (losses) on undesignated hedges	$—	$1,154	$(11,446)

Total charged to other income (expense)	$—	$1,154	$(11,446)

The weighted average interest pay rates of these derivatives at December 31, 2007 and December 31, 2008 were 5.28% and 4.97%, respectively.

As of December 31, 2008, we did not have any cash collateral pledged under our interest rate swaps or our forward contracts, nor do we have any existing agreements that require cash collateral postings. We also have no interest rate hedging program in effect in relation to the anticipated long-term financings required for our New A-330 Aircraft.

Note 17.	Segment Reporting

Historically we reported separate segment information for the operations of our Aircraft Leasing and Debt Investments segments. Beginning in the first quarter of 2008, in conjunction with the sale of two of our debt investments, our chief operating decision maker, who is the Company’s Chief Executive Officer, began reviewing and assessing the operating performance of our business on a consolidated basis as the sale caused the operational results and asset levels of our remaining debt investments to be immaterial to our business and operations. As a result, we now operate in a single segment.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 18.	Quarterly Financial Data (Unaudited)

Quarterly results of our operations for the years ended December 31, 2007 and 2008 are summarized below:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2007
Revenues	$70,004	$85,115	$105,264	$120,708

Income from continuing operations	$20,857	$27,158	$32,470	$33,918
Earnings from discontinued operations, net of income taxes	684	10,910	—	1,347

Net Income	$21,541	$38,068	$32,470	$35,265

Basic earnings per share:
Income from continuing operations	$0.35	$0.41	$0.49	$0.44
Earnings from discontinued operations, net of income taxes	0.01	0.16	—	0.02

Net income	$0.36	$0.57	$0.49	$0.46

Diluted earnings per share:
Income from continuing operations	$0.35	$0.41	$0.49	$0.44
Earnings from discontinued operations, net of income taxes	0.01	0.16	—	0.02

Net income	$0.36	$0.57	$0.49	$0.46

2008
Revenues	$134,956	$145,395	$144,454	$157,782

Income from continuing operations	$31,637	$35,341	$23,574	$24,739
Earnings from discontinued operations, net of income taxes	—	—	—	—

Net Income	$31,637	$35,341	$23,574	$24,739

Basic earnings per share:
Income from continuing operations	$0.41	$0.45	$0.30	$0.32
Earnings from discontinued operations, net of income taxes	—	—	—	—

Net income	$0.41	$0.45	$0.30	$0.32

Diluted earnings per share:
Income from continuing operations	$0.41	$0.45	$0.30	$0.32
Earnings from discontinued operations, net of income taxes	—	—	—	—

Net income	$0.41	$0.45	$0.30	$0.32

The sum of the quarterly earnings per share amounts may not equal the annual amount reported since per share amounts are computed independently for each period presented.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 19.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes the changes in the fair value of derivatives, reclassification into earnings of amounts previously deferred relating to our derivative financial instruments and the change in unrealized appreciation of debt securities.

		Unrealized	Accumulated
		Appreciation	Other
	Fair Value of	Debt	Comprehensive
	Derivatives	Securities	Income (Loss)

January 1, 2006	$1,864	$9,900	$11,764
Net change in fair value of derivatives	(4,132)	—	(4,132)
Derivative gain reclassified into earnings	(2,213)	—	(2,213)
Net change in unrealized appreciation of debt securities	—	4,490	4,490

December 31, 2006	(4,481)	14,390	9,909
Net change in fair value of derivatives, net of tax benefit of $1,928	(126,892)	—	(126,892)
Derivative gain reclassified into earnings	(4,849)	—	(4,849)
Net change in unrealized depreciation of debt securities	—	(3,557)	(3,557)

December 31, 2007	(136,222)	10,833	(125,389)
Net change in fair value of derivatives, net of tax benefit of $2,602	(245,407)	—	(245,407)
Derivative loss reclassified into earnings	16,491	—	16,491
Net change in unrealized depreciation of debt securities	—	(8,297)	(8,297)

December 31, 2008	$(365,138)	$2,536	$(362,602)

Note 20.	Subsequent Events

Share based payments

In January 2009, the Company granted restricted common shares to employees with a total fair value of $2,846. The 597,350 restricted common shares granted had grant prices which ranged between $4.42 and $5.36 per share. Of these restricted common shares, 347,350 vest over three years. The remaining 250,000 restricted common shares vest over five years. In February 2009, the Company granted 125,000 restricted common shares to certain directors with a total fair value of $351. The shares vest on January 1, 2010. The fair value of the restricted common shares granted is determined based upon the market price of the common shares at grant date.

Aviation Assets

In February 2009, we amended the Airbus A330 Agreement to defer the scheduled delivery of an aircraft from the fourth quarter of 2010 to the first half of 2012. As a result, our committed amounts for the purchase of aircraft and related flight equipment and improvements, including estimated amounts for pre-delivery deposits, configuration changes, engine acquisition costs, contractual price escalation and other adjustments, will be approximately $102,586 in 2009, $249,382 in 2010, $435,212 in 2011 and $156,835 in 2012.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Aircastle Limited has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 27, 2009

Aircastle Limited

By:	/s/ Ron Wainshal
Ron Wainshal
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Aircastle Limited and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Ron Wainshal Ron Wainshal	Chief Executive Officer	February 27, 2009

/s/ Michael Inglese Michael Inglese	Chief Financial Officer	February 27, 2009

/s/ Aaron Dahlke Aaron Dahlke	Chief Accounting Officer	February 27, 2009

/s/ Wesley R. Edens Wesley R. Edens	Chairman of the Board	February 27, 2009

/s/ Joseph P. Adams, Jr. Joseph P. Adams, Jr.	Deputy Chairman of the Board	February 27, 2009

/s/ Ronald W. Allen Ronald W. Allen	Director	February 27, 2009

/s/ Douglas A. Hacker Douglas A. Hacker	Director	February 27, 2009

/s/ John Z. Kukral John Z. Kukral	Director	February 27, 2009

/s/ Ronald L. Merriman Ronald L. Merriman	Director	February 27, 2009

/s/ Peter V. Ueberroth Peter V. Ueberroth	Director	February 27, 2009

S-1