Form 10-Q
period 2009-03-31
Aircastle LTD
filed 2009-05-07
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Registrant’s telephone number, including area code (203) 504-1020
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of May 1, 2009, there were 79,234,863 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries
Form 10-Q

PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements
Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,	March 31,
	2008	2009
		(unaudited)
ASSETS
Cash and cash equivalents	$80,947	$102,399
Accounts receivable	3,161	3,332
Debt investments	14,349	12,626
Restricted cash and cash equivalents	182,623	177,537
Flight equipment held for lease, net of accumulated depreciation of $371,591 and $422,820	3,837,543	3,798,709
Aircraft purchase deposits and progress payments	68,923	75,476
Leasehold improvements, furnishings and equipment, net of accumulated depreciation of $1,999 and $2,119	1,174	1,137
Other assets	62,852	80,634

Total assets	$4,251,572	$4,251,850

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from securitizations and term debt financings	$2,476,296	$2,446,165
Accounts payable, accrued expenses and other liabilities	60,789	63,574
Dividends payable	7,862	7,923
Lease rentals received in advance	28,463	26,789
Security deposits	65,307	71,531
Maintenance payments	224,288	232,975
Fair value of derivative liabilities	276,401	261,977

Total liabilities	3,139,406	3,110,934

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 250,000,000 shares authorized, 78,620,320 shares issued and outstanding at December 31, 2008; and 79,234,863 shares issued and outstanding at March 31, 2009	786	792
Additional paid-in capital	1,474,455	1,474,804
Retained earnings (deficit)	(473)	10,075
Accumulated other comprehensive loss	(362,602)	(344,755)

Total shareholders’ equity	1,112,166	1,140,916

Total liabilities and shareholders’ equity	$4,251,572	$4,251,850

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2009
Revenues:
Lease rental revenue	$130,981	$125,994
Amortization of net lease discounts and lease incentives	2,646	(1,117)
Maintenance revenue	—	6,603

Total lease rentals	133,627	131,480
Interest income	1,291	633
Other revenue	38	25

Total revenues	134,956	132,138

Expenses:
Depreciation	48,215	51,561
Interest, net	41,011	43,411
Selling, general and administrative (including non-cash share based payment expense of $1,598, and $1,658, respectively)	11,489	11,095
Other expenses	645	5,776

Total expenses	101,360	111,843

Other income (expense)	(245)	92

Total other income (expense)	(245)	92

Income from continuing operations before income taxes	33,351	20,387
Income tax provision	1,714	1,916

Net income	$31,637	$18,471

Earnings per common share — Basic	$0.40	$0.23

Earnings per common share — Diluted	$0.40	$0.23

Dividends declared per share	$0.25	$0.10

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2009
Cash flows from Operating activities:
Net income	$31,637	$18,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	48,162	51,561
Amortization of deferred financing costs	2,584	2,533
Amortization of net lease discounts and lease incentives	(2,646)	1,117
Deferred income taxes	1,061	1,599
Accretion of purchase discounts on debt investments	(149)	(158)
Non-cash share based payment expense	1,598	1,658
Cash flow hedges reclassified into earnings	(139)	4,949
Ineffective portion of cash flow hedges	1,998	(129)
Security deposits and maintenance payments included in earnings	(566)	(3,451)
Loss on sale of investments	245	—
Other	—	(518)
Changes in certain assets and liabilities:
Accounts receivable	(942)	(171)
Restricted cash and cash equivalents	(17,972)	5,086
Other assets	574	(1,548)
Accounts payable, accrued expenses and other liabilities	(2,148)	(9,951)
Payable to affiliates	(185)	—
Lease rentals received in advance	(4,347)	(1,674)

Net cash provided by operating activities	58,765	69,374

Cash flows from investing activities:
Acquisition and improvement of flight equipment and lease incentives	(117,027)	(17,268)
Aircraft purchase deposits and progress payments, net of returned deposits	(5,312)	(7,906)
Proceeds from sale of debt investments	65,335	—
Principal repayments on debt investments	11,224	807
Collateral call payments on derivatives and repurchase agreements	(198,882)	—
Collateral call receipts on derivatives and repurchase agreements	158,244	—
Leasehold improvements, furnishings and equipment	(190)	(82)

Net cash used in investing activities	(86,608)	(24,449)

Cash flows from financing activities:
Repurchase of shares from directors and employees	(898)	(247)
Securitization and term debt financing repayments	(15,692)	(30,131)
Deferred financing costs	(2,571)	—
Credit facility borrowings	325,608	—
Credit facility repayments	(142,202)	—
Principal repayments on repurchase agreements	(65,461)	—
Security deposits and maintenance payments received	26,977	22,534
Security deposits and maintenance payments returned	(6,452)	(7,767)
Payments for terminated cash flow hedges	(32,657)	—
Dividends paid	(55,004)	(7,862)

Net cash provided by (used in) financing activities	31,648	(23,473)

Net increase in cash and cash equivalents	3,805	21,452
Cash and cash equivalents at beginning of period	13,546	80,947

Cash and cash equivalents at end of period	$17,351	$102,399

Supplemental disclosures of cash flow information
Cash paid for interest, net of capitalized interest	$38,637	$36,970

Cash paid for income taxes	$928	$1,448

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2009
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
Basis of Presentation
     Aircastle is a holding company that conducts its business through subsidiaries. Aircastle directly or indirectly owns all of the outstanding common shares of its subsidiaries. The consolidated financial statements presented are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). We operate in a single segment.
     The accompanying consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the ‘‘SEC’’) for interim financial reporting and, in our opinion, reflect all adjustments, including normal recurring items, which are necessary to present fairly the results for interim periods. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC; however, we believe that the disclosures are adequate to make information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
     Effective January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 Accounting for Derivative Instruments and Hedging Activities, (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. See Note 10 – Derivatives.
     Also effective January 1, 2009, the Company adopted FASB Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP No. EITF 03-6-1”). FSP No. EITF 03-6-1 addresses whether unvested share-based payment awards with rights to receive dividends or dividend equivalents should be considered participating securities for the purposes of applying the two-class method of calculating earnings per share (“EPS”) under SFAS No. 128, Earnings per Share. The FASB staff concluded that unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities and thus should be included in the two-class method of computing EPS. The adoption of FSP No. EITF 03-6-1 requires us to present EPS using the two-class method for our current period EPS computations and to retrospectively revise our comparative prior period EPS computations using the two-class method. The adoption of FSP No. EITF 03-6-1 did not have a material effect on EPS. See Note 6 – Earnings Per Share.
Principles of Consolidation
     The consolidated financial statements include the accounts of Aircastle and all of its subsidiaries. Aircastle consolidates three Variable Interest Entities (“VIEs”) in accordance with FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) of which Aircastle is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2009
Recent Accounting Pronouncements
     In April, 2009, the FASB issued three final FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements. FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The FSPs are effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSPs for the interim and annual periods ending after March 15, 2009. The Company plans to adopt these FSPs during the second quarter of 2009. Additional disclosures on a quarterly basis will be required.
Note 2. Fair Value Measurements
     SFAS No. 157, Fair Value Measurements, requires the use of valuation techniques to measure fair value that maximize the use of observable inputs and minimize use of unobservable inputs. These inputs are prioritized as follows:
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
     The following table sets forth our financial assets and liabilities as of March 31, 2009 that we measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2009

	Fair Value	Fair Value Measurements at March 31, 2009
	as of	Using Fair Value Hierarchy
	March 31,				Valuation
	2009	Level 1	Level 2	Level 3	Technique
Assets:
Cash and cash equivalents	$102,399	$102,399	$—	$—	Market
Restricted cash and cash equivalents	177,537	177,537	—	—	Market
Debt investments	12,626	—	—	12,626	Income

Total	$292,562	$279,936	$—	$12,626

Liabilities:
Derivative liabilities	$261,977	$—	$199,650	$62,327	Income

     Our cash and cash equivalents, along with our restricted cash and cash equivalents balances, consists largely of money market securities that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as level 1 within our fair value hierarchy. Our interest rate derivatives included in level 2 consist of United States dollar denominated interest rate swaps, and their fair values are determined by applying standard modeling techniques under the income approach to relevant market interest rates (cash rates, futures rates, swap rates) in effect at the period close to determine appropriate reset and discount rates.
     Our debt investments included in Level 3 consist of available-for-sale United States corporate obligations consisting of interests in pools of loans which are collateralized by interests in commercial aircraft. The fair value of our debt investments included within Level 3 is valued by using discounted cash flow methodologies, where the inputs to those models are based on unobservable market inputs. The Company used two sources of unobservable inputs; we obtained broker quotes which provided an indication of the market value and we obtained market values from a pricing service. We used the broker quotes and/or the pricing service market values to validate the discount rate used for our cash flow model for these debt investments in accordance with SFAS 157-3.
     Our interest rate derivatives included in Level 3 consist of United States dollar denominated interest rate swaps with a guaranteed notional balance. The guaranteed notional balance has an upper notional band that matches the hedged debt and a lower notional band. The notional balance is guaranteed to match the hedged debt balance if the debt balances decreases within the upper and lower notional band. The fair value of the interest rate derivative is determined based on the upper notional band using cash flows discounted at the relevant market interest rates in effect at the period close. The range of the guaranteed notional between the upper and lower band represents an option that may not be exercised independently of the debt notional and is therefore valued based on unobservable market inputs.
     The following tables reflect the activity for the major classes of our assets and liabilities measured at fair value using level 3 inputs for the three months ended March 31, 2009:

	Assets	Liabilities
	Debt	Derivative
Three Months Ended March 31, 2009	Investments	Liabilities
Balance as of December 31, 2008	$14,349	$(66,321)
Transfers in (out) in first quarter 2009	—	—
Principal repayments	(807)	—
Total gains/(losses), net:
Included in interest income	158	—
Included in other income (expense)	—	(149)
Included in interest expense	—	(58)
Included in other comprehensive income	(1,074)	4,201

Balance as of March 31, 2009	$12,626	$(62,327)

     There were no assets and liabilities measured at fair value on a non-recurring basis.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2009
Note 3. Lease Rental Revenues and Flight Equipment Held for Lease
     The contracted minimum future lease rental payments to be received under our existing operating leases at March 31, 2009 were as follows:

Year Ending December 31,	Amount
Remainder of 2009	$375,477
2010	455,110
2011	403,761
2012	347,794
2013	250,876
2014	186,460
Thereafter	403,626

Total	$2,423,104

     Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended
	March 31,
Region	2008	2009
Europe	45%	45%
Asia	26%	22%
North America	12%	16%
Latin America	8%	6%
Middle East and Africa	9%	11%

Total	100%	100%

     The classification of regions in the tables above and the table and discussion below is determined based on the principal location of the lessee of each aircraft.
     For the three months ended March 31, 2008, one customer accounted for 8% of lease rental revenue and three additional customers accounted for a combined 15% of lease rental revenue. No other customer accounted for more than 4% of lease rental revenue. For the three months ended March 31, 2009, one customer accounted for 9% of lease rental revenue and two additional customers accounted for a combined 13% of lease rental revenue. No other customer accounted for more than 4% of lease rental revenue.
     Geographic concentration of net book value of flight equipment held for lease was as follows:

	December 31, 2008		March 31, 2009
	Number		Number
	of	Net Book	of	Net Book
Region	Aircraft	Value %	Aircraft	Value %
Europe	56	44%	60	47%
Asia	32	23%	31 (1)	22%
North America	14	12%	14	12%
Latin America	8	5%	8	5%
Middle East and Africa	12	11%	13	11%
Off-lease	8 (2)	5%	4 (3)	3%

Total	130	100%	130	100%

(1)	Includes two Boeing Model 737-400 aircraft currently being converted to freighter configuration for which we have executed leases with a carrier in Asia post-conversion.

(2)	Includes one Boeing Model 737-300 aircraft which we delivered on lease to a carrier in the Middle East in the first quarter of 2009, three Boeing Model 737-700 aircraft which we delivered on lease to a carrier in Europe in the first quarter of 2009, two Boeing Model 737-700 aircraft which are committed for lease to a carrier in Africa, one Boeing Model 737-700 aircraft which is committed for lease to a carrier in Latin America and one Boeing Model 737-700 aircraft which is committed for lease to a carrier in Europe.

(3)	Includes four Boeing Model 737-700 aircraft, one of which is subject to a lease commitment with a carrier in Latin America, two of which

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2009

are subject to a lease commitment with a carrier in Africa and one of which is subject to a lease commitment with a carrier in Europe. We expect to deliver these four aircraft in the second quarter of 2009.
     At December 31, 2008 and March 31, 2009, lease acquisition costs included in other assets on the consolidated balance sheets were $293 and $417, respectively. Prepaid lease incentive costs included in other assets on the consolidated balance sheets were $5,127 and $12,708 at December 31, 2008 and March 31, 2009, respectively.
Note 4. Securitizations and Term Debt Financings
     The outstanding amounts of our securitizations, term debt financings and borrowings under our credit facilities were as follows:

	At
	December 31,
	2008	At March 31, 2009
	Outstanding	Outstanding		Final Stated
Debt Obligation	Borrowings	Borrowings	Interest Rate(1)	Maturity
Securitizations and Term Debt Financings:
Securitization No. 1	$472,048	$466,718	0.83%	6/20/31
Securitization No. 2	1,097,913	1,092,771	0.79%	6/14/37
Term Financing No. 1	757,610	745,385	2.30%	5/02/15
Term Financing No. 2	148,725	141,291	3.85%	9/23/13

Total	$2,476,296	$2,446,165

(1)	Reflects floating rate in effect at the applicable reset date.
Note 5. Dividends
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
     On December 22, 2008, our board of directors declared a fourth quarter dividend of $0.10 per common share or an aggregate of $7,862, for the three months ended December 31, 2008, which was paid on January 15, 2009 to shareholders of record on December 31, 2008. On March 13, 2009, our board of directors declared a first quarter dividend of $0.10 per common share, or an aggregate of $7,923, for the three months ended March 31, 2009, which was paid on April 15, 2009 to shareholders of record on March 31, 2009.
Note 6. Earnings Per Share
     As described in Note 1 — Summary of Significant Accounting Policies, on January 1, 2009 we adopted FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which required us to include all common shares which granted under our incentive compensation plan which remain unvested (“restricted common shares”) contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (“participating securities”), in the number of shares outstanding in our basic and diluted EPS calculations using the two-class method. All of our restricted common shares are currently participating securities.
     Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings allocated to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, distributed and

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2009
undistributed earnings are allocated to both common shares and restricted common shares based on the total weighted average shares outstanding during the period as follows:

	Three Months Ended
	March 31,
	2008	2009
Weighted-average shares:
Common shares outstanding	77,719,986	77,941,201
Restricted common shares	913,912	1,282,208

Total weighted-average shares	78,633,898	79,223,409

Percentage of weighted-average shares:
Common shares outstanding	98.8%	98.4%
Restricted common shares	1.2%	1.6%

Total	100.0%	100.0%

     The calculations of both basic and diluted earnings per share are as follows:

	Three Months Ended
	March 31,
	2008	2009
Earnings per share — Basic:
Net income	$31,637	$18,471
Less: Distributed and undistributed earnings allocated to restricted common shares (a)	(368)	(299)

Earnings available to common shareholders — Basic	$31,269	$18,172

Weighted-average common shares outstanding — Basic	77,719,986	77,941,201

Earnings per common share — Basic	$0.40	$0.23

Earnings per share — Diluted:
Net income	$31,637	$18,471
Less: Distributed and undistributed earnings allocated to restricted common shares	(368)	(299)

Earnings available to common shareholders — Diluted	$31,269	$18,172

Weighted-average common shares outstanding — Basic	77,719,986	77,941,201
Effect of dilutive shares	— (b)	— (b)

Weighted-average common shares outstanding — Diluted	77,719,986	77,941,201

Earnings per common share — Diluted	$0.40	$0.23

(a)	For the three months ended March 31, 2008 and 2009, distributed and undistributed earnings to restricted shares is 1.2% and 1.6%, respectively, of net income.

(b)	For the three months ended March 31, 2008 and 2009, we have no dilutive shares.
Note 7. Income Taxes
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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2009
     The sources of income from continuing operations before income taxes for the three months ended March 31, 2008 and 2009 were as follows:

	Three Months Ended
	March 31,
	2008	2009
U.S. operations	$635	$457
Non-U.S. operations	32,716	19,930

Total	$33,351	$20,387

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
     Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income consisted of the following:

	Three Months Ended
	March 31,
	2008	2009
Notional U.S. federal income tax expense at the statutory rate	$11,672	$7,135
U.S. state and local income tax, net	27	23
Non-U.S. operations	(9,984)	(5,268)
Non-deductible expenses in the U.S.	8	8
Other	(9)	18

Provision for income taxes	$1,714	$1,916

Note 8. Comprehensive Income (Loss)
     Total comprehensive income (loss) includes net income, the changes in the fair value and the reclassification into earnings of amounts previously deferred relating to our derivative financial instruments which qualify for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and the change in unrealized fair value of debt securities classified as available-for-sale. Total comprehensive income (loss) for the three months ended March 31, 2008 and 2009 was as follows:

	Three Months Ended
	March 31,
	2008	2009
Net income	$31,637	$18,471
Net change in fair value of derivatives, net of tax benefit of $1,264 and tax expense of $231, respectively	(123,371)	13,972
Derivative (gain) loss reclassified into earnings	(139)	4,949
Net change in unrealized fair value of debt investments	(419)	(1,074)

Total comprehensive income (loss)	$(92,292)	$36,318

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2009
     The following table sets forth the components of accumulated other comprehensive income (loss), net of tax where applicable, at December 31, 2008 and March 31, 2009:

				Accumulated
			Fair Value of	Other
	Fair Value of		Debt	Comprehensive
	Derivatives		Securities	Income (Loss)
December 31, 2008	$(365,138	)(1)	$2,536	$(362,602)
Net change in fair value of derivatives, net of tax expense of $231	13,972		—	13,972
Derivative gain reclassified into earnings	4,949		—	4,949
Net change in unrealized fair value of debt investments	—		(1,074)	(1,074)

March 31, 2009	$(346,217)		$1,462	$(344,755)

(1)	Net of tax benefit of $4,530 at December 31, 2008.
Note 9. Commitments and Contingencies
     We have an acquisition agreement, which we refer to as the Airbus A330 Agreement, with Airbus S.A.S, or Airbus, under which we agreed to acquire from Airbus twelve new A330-200 aircraft, or the New A330 Aircraft. In February 2009, we amended the Airbus A330 Agreement to defer the scheduled delivery of an aircraft from the fourth quarter of 2010 to the first half of 2012. As of March 31, 2009, we had paid $60,300 in Airbus deposits and pre-delivery payments and recorded $4,697 in capitalized interest. Under certain circumstances, we have the right to change the delivery positions to alternative A330 aircraft models. Three of the New A330 Aircraft are scheduled to be delivered in 2010, six are scheduled to be delivered in 2011 and the remaining three are scheduled to be delivered in 2012.
     Committed amounts to acquire, convert and modify aircraft including, where applicable, our estimate of adjustments for configuration changes, engine acquisition costs, contractual price escalations and other adjustments, net of amounts already paid, are approximately $110,217 in 2009, $289,823 in 2010, $380,067 in 2011 and $156,323 in 2012.
Note 10. Derivatives
     As described in Note 1 — Summary of Significant Accounting Policies, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities on January 1, 2009. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.
     In the normal course of business we utilize interest rate derivatives to manage our exposure to interest rate risks. Specifically, our interest rate derivatives are hedging variable rate interest payments on our various debt facilities. We account for our interest rate derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, or SFAS No. 133. Under SFAS No. 133, if certain conditions are met, an interest rate derivative may be specifically designated as a cash flow hedge. All of our designated interest rate derivatives are cash flow hedges. We have one interest rate derivative that is not designated under SFAS No. 133.
     On the date that we enter into an interest rate derivative, we formally document the intended use of the interest rate derivative and its designation as a cash flow hedge, if applicable. We also assess (both at inception and on an ongoing basis) whether the interest rate derivative has been highly effective in offsetting changes in the cash flows of the variable rate interest payments on our debt and whether the interest rate derivative is expected to remain highly

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2009
effective in future periods. If it were to be determined that the interest rate derivative is not (or has ceased to be) highly effective as a cash flow hedge, we would discontinue SFAS No. 133 accounting prospectively.
     At inception of an interest rate derivative designated as a cash flow hedge, we establish the method we will use to assess effectiveness and the method we will use to measure any ineffectiveness. Historically, we have elected to use the “change in variable cash flows method” for both. This method, involves a comparison of the present value of the cumulative change in the expected future cash flows on the variable leg of the interest rate derivative against the present value of the cumulative change in the expected future interest cash flows on the variable-rate debt. When the change in the interest rate derivative’s variable leg exceeds the change in the debt’s variable-rate interest cash flows, the calculated ineffectiveness is recorded in interest expense on our consolidated statement of income. Effectiveness is assessed by dividing the change in the interest rate derivative variable leg by the change in the debt’s variable-rate interest cash flows.
     We use the “hypothetical trade method” for interest rate derivatives designated as cash flow hedges subsequent to inception that did not qualify for the “change in variable cash flow method” under SFAS No. 133. The calculation involves a comparison of the change in the fair value of the interest rate derivative to the change in the fair value of a hypothetical interest rate derivative with critical terms that reflect the hedged variable-rate debt. The effectiveness of these relationships is assessed by regressing historical changes in the interest rate derivative against historical changes in the hypothetical interest rate derivative. When the change in the interest rate derivative exceeds the change in the hypothetical interest rate derivative, the calculated ineffectiveness is recorded in interest expense on our consolidated statement of income.
     In accordance with SFAS No. 133 and SFAS No. 157, all interest rate derivatives are recognized on the balance sheet at their fair value. We determine fair value for our United States dollar denominated interest rate derivatives by calculating reset rates and discounting cash flows based on cash rates, futures rates and swap rates in effect at the period close. We determine the fair value of our United States dollar denominated guaranteed notional balance interest rate derivatives based on the upper notional band using cash flows discounted at relevant market interest rates in effect at the period close. See Note 2 – Fair Value Measurements for more information.
     For our interest rate derivatives designated as cash flow hedges under SFAS No. 133, the effective portion of the interest rate derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the interest payments on the debt are recorded in earnings. The ineffective portion of the interest rate derivative is calculated and recorded in interest expense on our consolidated statement of income at each quarter end. For any interest rate derivative not designated as a cash flow hedge under SFAS No. 133, the gain or loss is recognized in other income (expense) on our consolidated statement of income.
     We may choose to terminate certain interest rate derivatives prior to their contracted maturities. Any related net gains or losses in accumulated other comprehensive income at the date of termination are not reclassified into earnings if it remains probable that the interest payments on the debt will occur. The amounts in accumulated other comprehensive income are reclassified into earnings as the interest payments on the debt affect earnings. Terminated interest rate derivatives are reviewed periodically to determine if the forecasted transactions remain probable of occurring. To the extent that the occurrence of the interest payments on the debt are deemed remote, the related portion of the accumulated other comprehensive income balance is reclassified into earnings immediately.
     Our interest rate derivatives involve counterparty credit risk. As of March 31, 2009, all of our interest rate derivatives are held with counterparties or guarantors of these counterparties who are considered highly rated (senior unsecured ratings of A3 or above by Moody’s Investors Service). As a result, we do not anticipate that any of these counterparties will fail to meet their obligations.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2009
     We held the following interest rate derivatives as of March 31, 2009:

	Liability Derivatives
				Future
	Current			Maximum
	Notional	Effective	Maturity	Notional	Floating	Fixed	Balance Sheet
Hedged Item	Amount	Date	Date	Amount	Rate	Rate	Location	Fair Value
Interest rate derivatives designated as cash flow hedges under Statement 133:
Securitization No. 1	$498,341	Jun-06	Jun-16	$498,341	1M LIBOR + 0.27%	5.78%	Fair value of derivative liabilities	$77,898
Securitization No. 2	1,084,180	Jun-07	Jun-12	1,084,180	1M LIBOR	5.25% to 5.36%	Fair value of derivative liabilities	117,413
Term Financing No. 1(1)	676,761	Jun-08	May-13	676,761	1M LIBOR	4.04%	Fair value of derivative liabilities	50,371
Term Financing No. 1(1)	—	May-13	May-15	491,718	1M LIBOR	5.31%	Fair value of derivative liabilities	11,956

Total interest rate derivatives designated as cash flow hedges under Statement 133	2,259,282			2,751,000				257,638

Interest rate derivatives not designated as cash flow hedges under Statement 133:
Term Financing No. 2 (2)	126,395	Oct-08	Sep-13	126,395	3M LIBOR	3.17%	Fair value of derivative liabilities	4,339

Total interest rate derivatives not designated as cash flow hedges under Statement 133	126,395			126,395				4,339

Total interest rate derivatives	$2,385,677			$2,877,395				$261,977

(1)	The interest payments related to Term Financing No. 1 are being hedged by two consecutive interest rate derivatives. When the first matures in May 2013, the next becomes effective.

(2)	Although we entered into this interest rate derivative to hedge the variable rate interest payments in connection with Term Financing No. 2, it has not been designated as a hedge for accounting purposes.
     In addition to the derivative liability above, another component of the fair value of our interest rate derivatives is accrued interest. As of March 31, 2009, accrued interest payable included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheet was $5,814 related to interest rate derivatives designated as cash flow hedges and $61 for interest rate derivatives not designated as cash flow hedges.
     The amount of loss expected to be reclassified from accumulated OCI into interest expense over the next 12 months consists of net interest settlements on active interest rate derivatives, disclosed above, in the amount of $89,096 and the amortization of deferred net losses in the amount of $7,949. For the three months ended March 31, 2009, the amount of loss reclassified from accumulated OCI into interest expense consisted of net interest settlements on active interest rate derivatives in the amount of $24,169 and the amortization of deferred net losses in the amount of $2,074, as disclosed below.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2009
     Following is the effect of interest rate derivatives on the statement of financial performance for the three months ended March 31, 2009:

Effective Portion				Ineffective Portion
	Amount of		Amount of		Amount of
Derivatives in	Gain or (Loss)	Location of	Gain or (Loss)		Gain or (Loss)
Statement 133	Recognized in	Gain or (Loss)	Reclassified from	Location of	Recognized in
Cash Flow	OCI on	Reclassified from	Accumulated	Gain or (Loss)	Income on
Hedging	Derivative	Accumulated	OCI into Income	Recognized in	Derivative
Relationships	(a)	OCI into Income	(b)	Income on Derivative	(c)
Interest rate derivatives	$(10,197)	Interest expense	$(26,243)	Interest expense	$(279)(1)

(a)	This represents the change in fair market value of our interest rate derivatives since year end, net of taxes, offset by the amount of actual cash paid related to the net settlements of the interest rate derivatives for each month of the quarter.

(b)	This represents the amount of actual cash paid related to the net settlements of the interest rate derivatives for each month of the quarter plus any effective amortization of net deferred interest rate derivative losses.

(c)	This represents both realized and unrealized ineffectiveness incurred during the quarter.

(1)	Excludes a loss of $2,875 which was charged to interest expense during the three months ended March 31, 2009 as a result of changes in projected future debt related to the New A330 Aircraft. See Accelerated amortization of deferred losses in table below.

Derivatives Not	Location of Gain	Amount of Gain
Designated as	or (Loss)	or (Loss)
Hedging Instruments	Recognized in Income	Recognized in Income
under Statement 133	On Derivative	on Derivative
Interest rate derivatives	Other income (expense)	$92
     Generally, our interest rate derivatives are hedging current interest payments on debt and future interest payments on long-term debt. In the past, we have entered into forward-starting interest rate derivatives to hedge the anticipated interest payment on long-term financings. These interest rate derivatives were terminated and new, specifically tailored interest rate derivatives were entered into upon closing of the relevant long-term financing. We have also early terminated interest rate derivatives in an attempt to manage our exposure to collateral calls. We have no active interest rate derivatives in effect in relation to the anticipated interest payments on long-term financings required for our New A330 Aircraft.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2009
     The following table summarizes the deferred (gains) and losses for our terminated interest rate derivatives and the related amortization into interest expense for the three months ended March 31, 2008 and 2009:

										Amount of
								Amount of Deferred		Deferred
								(Gain) or Loss		(Gain) or
								Amortized (including		Loss
							Unamortized	Accelerated		expected to
							Deferred	Amortization) into		be
	Original					Deferred	(Gain) or	Interest Expense for		amortized
	Maximum			Fixed		(Gain) or	Loss at	the Three Months		over the
	Notional	Effective	Maturity	Rate	Termination	Loss Upon	March 31,	Ended March 31,		next twelve
Hedged Item	Amount	Date	Date	%	Date	Termination	2009	2008	2009	months
Securitization No. 1	$400,000	Dec-05	Aug-10	4.61	Jun-06	$(13,397)	$(4,136)	$(819)	$(783)	$(3,037)
Securitization No. 1	200,000	Dec-05	Dec-10	5.03	Jun-06	(2,541)	(633)	(145)	(94)	(342)
Securitization No. 2	500,000	Mar-06	Mar-11	5.07	Jun-07	(2,687)	(1,329)	(190)	(180)	(704)
Securitization No. 2	200,000	Jan-07	Aug-12	5.06	Jun-07	(1,850)	(1,148)	(98)	(93)	(364)
Securitization No. 2	410,000	Feb-07	Apr-17	5.14	Jun-07	(3,119)	(2,307)	(126)	(102)	(391)
Repurchase Agreement	74,000	Feb-06	Jul-10	5.02	Feb-08	878	—	878	—	—
Repurchase Agreement	5,000	Dec-05	Sep-09	4.94	Mar-08	144	—	144	—	—
Term Financing No. 1	150,000	Jul-07	Dec-17	5.14	Mar-08	15,281	12,929	83	527	2,020
Term Financing No. 1	440,000	Jun-07	Feb-13	4.88	Partial – Mar-08	26,281	20,381	134	1,535	5,888
					Full – Jun-08
Term Financing No. 1	248,000	Aug-07	May-13	5.33	Jun-08	9,888	8,019	—	569	2,185
Repurchase Agreement	2,900	Jun-05	Mar-13	4.21	Jun-08	(19)	—	—	—	—
Term Financing No. 2	55,000	May-08	Mar-14	5.41	Jun-08	2,380	—	—	—	—
Term Financing No. 2	360,000	Jan-08	Feb-19	5.16	Partial – Jun-08	23,077	13,883	—	695	2,447
					Full – Oct-08
Future debt and securitization	231,000	Apr-10	Oct-15	5.17	Partial – Jun-08	15,310	13,053	—	674	—
					Full – Dec-08
Future debt and securitization	203,000	Jun-07	Jan-12	4.89	Dec-08	2,728 (1)	1,000	—	465	247
Future debt and securitization	238,000	Jan-11	Apr-16	5.23	Dec-08	19,430	18,815	—	615	—
Future debt and securitization	238,000	Jul-11	Sep-16	5.27	Dec-08	17,254	16,133	—	1,121	—

Total						$109,038	$94,660	$(139)	$4,949	$7,949

(1)	The deferred loss for this interest rate derivative is related to the period prior to de-designation.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2009
     The following table summarizes amounts charged directly to the consolidated statement of income for the three months ended March 31, 2008 and 2009, respectively, related to our interest rate derivatives:

	Three Months Ended
	March 31,
	2008	2009
Interest Expense:
Hedge ineffectiveness (gains) losses (unrealized)	$1,998	$(129)

Amortization:
Accelerated amortization of deferred losses	—	2,875
Amortization of deferred (gains) losses	(1,160)	2,074
Losses on termination of interest rate derivatives	1,021	—

Total Amortization	(139)	4,949

Total charged to interest expense	$1,859	$4,820

Other Income (Expense):
Mark to market gains (losses) on undesignated interest rate derivatives	$—	$92

Total charged to other income (expense)	$—	$92

     The weighted average interest pay rates of these derivatives at December 31, 2008 and March 31, 2009 were 4.90% and 4.91%, respectively.
     As of March 31, 2009, we did not have any cash collateral pledged under our interest rate derivatives, nor do we have any existing agreements that require cash collateral postings.
Note 11. Interest, Net
     The following table shows the components of interest, net:

	Three Months Ended
	March 31,
	2008	2009
Interest on borrowings and other liabilities	$41,879	$36,770
Hedge ineffectiveness (gains) losses (unrealized)	1,998	(129)
Amortization of interest rate derivative contracts related to deferred (gains) losses	(1,160)	4,949
Losses on termination of interest rate swaps	1,021	—
Amortization of deferred financing fees	2,584	2,533

Interest Expense	46,322	44,123
Less interest income	(1,731)	(441)
Less capitalized interest	(3,580)	(271)

Interest, net	$41,011	$43,411

Note 12. Shareholders’ Equity and Share Based Payment
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
     This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks, uncertainties and assumptions. You should read the following discussion in conjunction with our historical consolidated financial statements and the notes thereto appearing elsewhere in this report. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those described under ''Risk Factors’’ and included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”). Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. All references to “dollars” and “$” in this report are to, and all monetary amounts in this report are presented in, U.S. dollars.
     Certain items in this Quarterly Report on Form 10-Q (this “report”), and other information we provide from time to time, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not necessarily limited to, statements relating to our ability to acquire, sell and lease aircraft, raise capital, pay dividends, and increase revenues, earnings and EBITDA and the global aviation industry and aircraft leasing sector. Words such as “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “may,” “will,” “would,” “could,” “should,” “seeks,” “estimates” and variations on these words and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements; Aircastle Limited can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any forward-looking statements contained in this report. Factors that could have a material adverse effect on our operations and future prospects or that could cause actual results to differ materially from Aircastle Limited’s expectations include, but are not limited to, prolonged capital markets disruption and volatility, which may adversely affect our continued ability to obtain additional capital to finance our working capital needs, our pre-delivery payment obligations and other aircraft acquisition commitments, our ability to extend or replace our existing financings, and the demand for and value of aircraft; our exposure to increased bank and counterparty risk caused by credit and capital markets disruptions; general economic conditions and business conditions affecting demand for aircraft and lease rates; our continued ability to obtain favorable tax treatment in Bermuda, Ireland and other jurisdictions; our ability to pay dividends; high or volatile fuel prices, lack of access to capital, reduced load factors and yields and other factors affecting the creditworthiness of our airline customers and their ability to continue to perform their obligations under our leases; termination payments on our interest rate hedges; and other risks detailed from time to time in Aircastle Limited’s filings with the SEC, including “Risk Factors” as previously disclosed in Aircastle’s 2008 Annual Report on Form 10-K, and elsewhere in this report. In addition, new risks and uncertainties emerge from time to time, and it is not possible for Aircastle to predict or assess the impact of every factor that may cause its actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this report. Aircastle Limited expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.
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

OVERVIEW
     We are a global company that acquires, leases and sells high-utility commercial jet aircraft to passenger and cargo airlines throughout the world. High-utility aircraft are generally modern, operationally efficient jets with a large operator base and long useful lives. As of March 31, 2009, our aircraft portfolio consisted of 130 aircraft and we had 58 lessees located in 32 countries. At March 31, 2009, the average age of the aircraft in our portfolio was 10.7 years and the average remaining lease term was 5.1 years, in each case weighted by net book value. Our revenues and income from continuing operations for the three months ended March 31, 2009 were $132.1 million and $20.4 million, respectively.
     Although current market conditions have significantly reduced the availability of equity and debt capital, we plan to grow our business and profits over the long term by continuing to employ our fundamental business strategy which includes:
(1)	Selectively investing in additional commercial jet aircraft and other aviation assets when attractively priced opportunities and cost effective financing are available;

(2)	Maintaining an efficient capital structure by using varying long-term debt structures to obtain cost effective financing and leveraging the efficient operating platform we have established; and

(3)	Reinvesting a portion of the cash flows generated by our business and from selective asset dispositions in additional aviation assets and/or our own debt and equity securities.
     We believe our team’s capabilities in the global aircraft leasing market place us in a favorable position to explore new income-generating activities when capital becomes available for such activities. However, the financial markets are under severe distress and the disruption has reached unprecedented levels. It is not clear when credit will become readily available in sufficient volume to satisfy the financing and refinancing needs in the aviation industry. If current levels of financial market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital, on our cost of capital or on our business, financial condition or results of operations.
     In addition to the current financial markets turmoil, the global economic slowdown has reduced both passenger and cargo air traffic, as evidenced by the sharp drop in traffic levels during the past few months. The International Air Transport Association reported year on year declines in international passenger traffic for the first three months in 2009 of more than 9% and declines in international freight traffic in excess of 20%. This has translated into increased financial pressures on airlines as well as reduced demand for aircraft. With an average remaining lease term of 5.1 years and relatively modest scheduled releasing requirements over the next year, we believe our portfolio is well positioned. Our management team has significant experience in the leasing and technical management of aviation assets, and extensive experience managing lease restructuring and aircraft repossessions, which we believe is critical to mitigate our customer default exposure. However, we expect the business environment in 2009 will continue to be very challenging for the aircraft leasing industry.
     We intend to pay regular quarterly dividends to our shareholders. On March 13, 2009, our board of directors declared a regular quarterly dividend of $0.10 per common share, or an aggregate of $7.9 million, for the three months ended March 31, 2009, which was paid on April 15, 2009 to holders of record on March 31, 2009. This dividend may not be indicative of the amount of any future dividends.
Revenues
     Our revenues are comprised primarily of operating lease rentals on flight equipment held for lease. In addition, we recognize revenue from retained maintenance payments related to lease expirations. We also earn interest income from our debt investments.
     Typically, our aircraft are subject to net operating leases whereby the lessee pays lease rentals and is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs, although in a majority of cases we are obligated to pay a portion of specified maintenance or modification costs. Our aircraft lease agreements generally provide for the periodic payment of a fixed amount of rent over the life of the lease and the amount of the contracted rent will depend upon the type, age, specification and condition of the aircraft, and market conditions at the time the lease is committed. The amount of rent we receive will depend on a number of factors, including the credit-worthiness of our lessees and the occurrence of delinquencies, restructurings and defaults. Our lease rental revenues are also affected by the extent to which aircraft are off-lease and our ability to remarket aircraft that are nearing the end of their leases in order to minimize their off-lease time. Our success in re-leasing aircraft is affected by market conditions relating to our aircraft and by general industry conditions and trends. An increase in the percentage of off-lease aircraft or a reduction in lease rates upon remarketing would negatively impact our revenues.
2009 Lease Expirations and Lease Placements
•	Scheduled lease expirations — placements. For our 20 owned aircraft originally having lease expirations in 2009, we executed leases and lease renewals, or commitments to lease or renew, with respect to 17 aircraft, including one aircraft we have taken back earlier than originally scheduled in 2009 on a consensual basis from a lessee. We are actively marketing the remaining three aircraft. We estimate that for the 20 aircraft, the weighted average lease term for the new leases or renewals will be approximately six years with monthly lease rates that are approximately six percent higher than the previous rentals.

•	Aircraft acquisitions — placements. We currently have no commitment to acquire any aircraft in 2009.

•	Repossessions — placements. In 2009, we delivered on lease or executed lease commitments for all of the 12 aircraft we repossessed in 2008. In addition to the early transition mentioned in “Scheduled lease expiration — placements” above, we completed a consensual early lease termination for one aircraft and placed it with a new lessee in the first quarter of 2009. We expect to complete another consensual early lease termination for a second aircraft in the second quarter of 2009 and have a commitment to lease the aircraft to another lessee.
2010 Lease Expirations and Lease Placements
•	Scheduled lease expirations — placements. For our 19 owned aircraft originally having lease expirations in 2010, we have executed lease renewals with respect to four aircraft, we have signed sale agreements to sell two aircraft and we are actively remarketing the remaining aircraft.

•	Aircraft acquisitions — placements. We are scheduled to take delivery of three of the new A330-200 aircraft, all in the second half of 2010. We have executed lease agreements for all three aircraft with a carrier in Asia. We currently have no other commitment to acquire aircraft in 2010.
Operating Expenses
     Operating expenses are comprised of depreciation of flight equipment held for lease, interest expense, selling, general and administrative expenses, or SG&A, and other expenses. Because our operating lease terms generally require the lessee to pay for operating, maintenance and insurance costs, our portion of other expenses relating to aircraft reflected in our statement of income has been nominal; however, to the extent our customers fail to pay operating, maintenance, insurance or transition costs, our portion of these expenses reflected in our income statement would increase.
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
Acquisitions and Dispositions
     We have an acquisition agreement, or the Airbus A330 Agreement, with Airbus S.A.S, or Airbus, under which we agreed to acquire from Airbus twelve new A330-200 aircraft, or the New A330 Aircraft. In February 2009, we amended the Airbus A330 Agreement to defer the scheduled delivery of an aircraft from the fourth quarter of 2010 to the first half of 2012. Three of the New A330 Aircraft are scheduled to be delivered in 2010, six are scheduled to be delivered in 2011 and the remaining three are scheduled to be delivered in 2012.
     The following table sets forth certain information with respect to the aircraft owned by us as of March 31, 2009:
AIRCASTLE AIRCRAFT INFORMATION

Owned
Aircraft as of
(Dollars in millions)	March 31, 2009(1)
Flight Equipment Held for Lease	$3,799
Number of Aircraft	130
Number of Lessees	58
Number of Countries	32
Weighted Average Age — Passenger (years)(2)(5)	11.2
Weighted Average Age — Freighter (years)(2)(5)	9.7
Weighted Average Age — Combined (years)(2)(5)	10.7
Weighted Average Remaining Passenger Lease Term (years)(3)(5)	3.6
Weighted Average Remaining Cargo Lease Term (years)(3)(5)	8.3
Weighted Average Remaining Combined Lease Term (years)(3)(5)	5.1
Weighted Average Fleet Utilization during First Quarter 2009(4)	96%

(1)	Calculated using net book value as of March 31, 2009.

(2)	Weighted average age (years) by net book value.

(3)	Weighted average remaining lease term (years) by net book value.

(4)	Aircraft on-lease days as a percent of total days in period weighted by net book value, excluding aircraft in freighter conversion.

(5)	Two Boeing Model 737-400 aircraft currently being converted to freighter configuration are included as “Freighter” aircraft; the remaining lease terms for these aircraft, for which we have executed leases post-conversion, are measured based on the ten-year terms of the post-conversion leases.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of
	March 31, 2009
	Number of	% of Net
	Aircraft	Book Value
Aircraft Type
Passenger:
Narrowbody	88	47%
Midbody	22	21%
Widebody	1	2%

Total Passenger	111	70%
Freighter(1)	19	30%

Total	130	100%

Manufacturer
Boeing	89	68%
Airbus	41	32%

Total	130	100%

Regional Diversification
Europe	60	47%
Asia(1)	31	22%
North America	14	12%
Latin America	8	5%
Middle East and Africa	13	11%
Off-lease (2)	4	3%

Total	130	100%

(1)	Includes two Boeing Model 737-400 aircraft currently being converted to freighter configuration as “Freighter” aircraft for which we have executed leases with a carrier in Asia post-conversion.

(2)	Includes four Boeing Model 737-700 aircraft, one of which is subject to a lease commitment with a carrier in Latin America, two of which are subject to a lease commitment with a carrier in Africa and one of which is subject to a lease commitment with a carrier in Europe. We expect to deliver these four aircraft in the second quarter of 2009.
     Our largest customer represents less than 8% of the net book value of flight equipment held for lease at March 31, 2009. Our top 15 customers for aircraft we owned at March 31, 2009, representing 58 aircraft and 60% of the net book value of flight equipment held for lease, are as follows:

			Number of
Percent of Net Book Value	Customer	Country	Aircraft
Greater than 6% per customer	Martinair	Netherlands	5
	Emirates	United Arab Emirates	2
	US Airways	USA	8

3% to 6% per customer	Iberia Airlines	Spain	6
	GOL Transportes Aereos(1)	Brazil	6
	Airbridge Cargo(2)	Russia	1
	World Airways	USA	2
	KLM Royal Dutch Airlines	Netherlands	1
	Jet Airways	India	6
	Icelandair(3)	Iceland	5
	Swiss International Air Lines	Switzerland	2

Less than 3% per customer	China Eastern Airlines	China	4
	Korean Air	South Korea	2
	Malaysia Airlines	Malaysia	2
	Hainan Airlines	China	6

(1)	VRG Linhas Aereas and GOL Transportes Aereos are shown combined in the above table.

(2)	Guaranteed by Volga-Dnepr.

(3)	Icelandair and SmartLynx are shown combined in the above table.

     Our owned aircraft portfolio as of March 31, 2009 is listed in Exhibit 99.1 to this report. Approximately 87% of the total aircraft and 90% of the freighters we owned as of March 31, 2009 are what we consider to be the most current technology for the relevant airframe and engine type and airframe size, as listed under the headings “Latest Generation Narrowbody Aircraft,” “Latest Generation Midbody Aircraft,” “Latest Generation Widebody Aircraft” and “Latest Generation Widebody Freighter Aircraft” in Exhibit 99.1 to this report.
Finance
     We have typically financed the initial purchase of aircraft using short-term credit arrangements and cash on hand. We then refinanced these short-term credit facilities on a long-term basis with the net proceeds from subsequent securitizations, bank debt and equity offerings. Our debt financing arrangements have been secured by the acquired aircraft and related leases, and the financing parties have limited recourse to Aircastle Limited. While such financing has historically been available on reasonable terms given the loan to value profile we have used, the current financial markets turmoil has significantly reduced the availability of both debt and equity capital and the terms on which any such capital may be made available to us would not be as favorable to us. Though we expect the financing market to improve in time, we are presently taking a cautious approach to incremental financing and with respect to refinancing risk.
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
RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2008 to the three months ended March 31, 2009

	Three Months Ended
	March 31,
	2008	2009
	(Dollars in thousands)
Revenues:
Lease rental revenue	$130,981	$125,994
Amortization of net lease discounts and lease incentives	2,646	(1,117)
Maintenance revenue	—	6,603

Total lease rentals	133,627	131,480
Interest income	1,291	633
Other revenue	38	25

Total revenues	134,956	132,138

Expenses:
Depreciation	48,215	51,561
Interest, net	41,011	43,411
Selling, general and administrative	11,489	11,095
Other expense	645	5,776

Total operating expenses	101,360	111,843

Other income (expense):
Other income (expense)	(245)	92

Total other income (expense)	(245)	92

Income from continuing operations before income taxes	33,351	20,387
Income tax provision	1,714	1,916

Net income	$31,637	$18,471

Revenues:
     Total revenues decreased by 2.1% or $2.8 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, primarily as a result of the following:
     Lease rental revenue. The decrease in lease rental revenue of $5.0 million for the three months ended March 31, 2009 as compared to the same period in 2008 was primarily the result of decreases of:
•	$7.7 million of revenue downtime in connection with aircraft in transition and freighter conversions; and

•	$1.6 million due to lower floating rate lease rentals.
     These decreases were partially offset by:
•	$3.4 million of additional revenue as a result of the impact of 2008 aircraft acquisitions net of dispositions; and

•	$0.9 million in lease rate changes.
     Amortization of net lease discounts and lease incentives. The decrease in amortization of net lease discounts and lease incentives of $3.8 million for the three months ended March 31, 2009 as compared to the same period in 2008 is primarily the result of the decrease in amortization of net lease discounts of $1.2 million and lease incentives of $2.6 million for aircraft transitions.
     Maintenance revenue. The increase in maintenance revenue of $6.6 million is primarily the result of three aircraft that were returned from lessees.
     Interest Income. The decrease in interest income of $0.7 million was primarily due to the sale of two of our debt investments in February 2008.
Operating Expenses:
     Total operating expenses increased by 10.3% or $10.5 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 primarily as a result of the following:
     Depreciation expense increased by $3.3 million for the three months ended March 31, 2009 over the same period in 2008 as a result of an increase in the aircraft book value due to the aircraft acquired in 2008, partially offset by the reduction in depreciation expense as a result of the sales of owned aircraft in 2008.
     Interest, net consisted of the following:

	Three Months Ended
	March 31,
	2008	2009
	(Dollars in thousands)
Interest on borrowings and other liabilities	$41,879	$36,770
Hedge ineffectiveness (gains) losses (unrealized)	1,998	(129)
Amortization of interest rate derivative contracts related to deferred (gains) losses	(1,160)	4,949
Losses on termination of interest rate swaps	1,021	—
Amortization of deferred financing fees	2,584	2,533

Interest Expense	46,322	44,123
Less interest income	(1,731)	(441)
Less capitalized interest	(3,580)	(271)

Interest, net	$41,011	$43,411

     Interest, net increased by $2.4 million, or 5.9%, over the three months ended March 31, 2008. The net increase is primarily a result of increases due to:
•	a $6.1 million increase in amortization of deferred losses principally due to the termination of several interest rate derivative contracts during 2008;

•	a $3.3 million decrease in capitalized interest reflecting the delivery of aircraft from the manufacturer or from its freighter conversion process in 2008; and

•	a $1.3 million decrease in interest income on our cash and cash equivalents resulting from significantly lower interest rates during the quarter ended March 31, 2009 as compared to the same period in 2008.
     These increases were partially offset by:
•	a $5.1 million decrease in interest expense on our borrowings due primarily to a lower average debt balance;

•	a $2.1 million decrease in losses due to hedge ineffectiveness; and

•	a $1.1 million decrease resulting from the loss on the termination of an interest rate swap that occurred in the first quarter of 2008.
     Selling, general and administrative expenses, or SG&A, for the three months ended March 31, 2009 decreased by $0.4 million, or 3.4% over the same period in 2008. This decrease was due mainly to a decrease in professional fees of $0.3 million. Non-cash share based expense was $1.6 million in 2008 and $1.7 million in 2009, respectively. SG&A as a percentage of total assets was 0.3% for the three months ended March 31, 2008 and 0.3% for the three months ended March 31, 2009.
     Other expense increased $5.1 million primarily as a result of transition expenses for eight aircraft returned from bankrupt lessees.
Other income (expense):
     Total other income (expense) represented income of $0.1 million for mark-to-market adjustments on our undesignated interest rate derivatives during the three months ended March 31, 2009 and expense of $0.2 million representing a loss on the sale of our debt investments during the three months ended March 31, 2008.
Income Tax Provision
     Our provision for income taxes for the three months ended March 31, 2008 and 2009 was $1.7 million and $1.9 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland and the United States. The increase in our income tax provision of approximately $0.2 million for the three months ended March 31, 2009 as compared to the same period in 2008 was primarily attributable to the increase in our operating income subject to tax in Ireland and the United States.
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

RECENT ACCOUNTING PRONOUNCEMENTS
     Effective January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 Accounting for Derivative Instruments and Hedging Activities, or SFAS No. 161. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.
     Also effective January 1, 2009, the Company adopted FASB Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, or FSP No. EITF 03-6-1. FSP No. EITF 03-6-1 addresses whether unvested share-based payment awards with rights to receive dividends or dividend equivalents should be considered participating securities for the purposes of applying the two-class method of calculating earnings per share (“EPS”) under SFAS No. 128, Earnings per Share. The FASB staff concluded that unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing EPS. The adoption of FSP No. EITF 03-6-1 requires us to present EPS using the two-class method for our current period EPS computations and to retrospectively revise our comparative prior period EPS computations using the two-class method. The adoption of FSP No. EITF 03-6-1 did not have a material effect on EPS.
     In April, 2009, the FASB issued three final FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements. FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The FSPs are effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSPs for the interim and annual periods ending after March 15, 2009. The Company plans to adopt these FSPs during the second quarter of 2009 and believes this guidance will have no material impact on our consolidated financial statements. Additional disclosures on a quarterly basis will be required.
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
     During the three months ended March 31, 2009, we made capital improvements (including lease incentives) to our aircraft portfolio totaling $17.3 million. We expect to fund approximately $116.9 million of purchase obligations for aircraft pre-delivery and conversion payments during the next twelve months. In addition, at March 31, 2009, we expect capital expenditures and lessee maintenance payment draws on our owned and committed aircraft portfolio to be approximately $105 million to $115 million, excluding freighter conversion payments (see Purchase Obligations in “Contractual

Obligations” below), and we expect maintenance payment collections from lessees on our owned aircraft portfolio of approximately equal to the expected expenditures and draws over the next twelve months. There can be no assurance that the capital expenditures, our contributions to maintenance events and lessee maintenance payment draws described above will not be greater than expected or that our expected maintenance payment collections or disbursements will equal our current estimates.
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
Cash Flows

	Three Months Ended
	March 31,
	2008	2009
	(Dollars in thousands)
Net cash flow provided by operating activities	$58,765	$69,374
Net cash flow used in investing activities	(86,608)	(24,449)
Net cash flow provided by (used in) financing activities	31,648	(23,473)
     Operating activities provided net cash flow of $58.8 million and $69.4 million for the three months ended March 31, 2008 and March 31, 2009, respectively. Cash from operations increased $10.6 million for the three months ended March 31, 2009 versus the same period in 2008 primarily as a result of $16.8 million increased cash flow from working capital (changes in certain assets and liabilities), offset by a decrease of lease rental revenues of $5.0 million.
     Net cash flow used in investing activities decreased by $62.2 million for the three months ended March 31, 2009 versus the same period in 2008 primarily as a result of:
•	a $99.8 million net decrease in aircraft acquisitions and capital expenditures (no aircraft acquired in 2009 as compared to three aircraft acquired in 2008); and

•	a $40.6 million decrease in net collateral posted with our derivative counterparties (no net payments in 2009).
          These decreases were partially offset by:
•	$65.3 million of proceeds from the sale of debt investments in the first quarter of 2008; and

•	a $10.4 million decrease in principal repayments on our debt investments versus the same period in 2008.
     Net cash flow provided by financing activities totaled $31.6 million for the three months ended March 31, 2008 and net cash used in financing activities totaled $23.5 million for the three months ended March 31, 2009. The net decrease in cash flow provided by financing activities of $55.1 million versus the same period in 2008 was a result of:
•	$183.4 million of lower borrowings (net of repayments) on our credit facilities; and

•	a $14.4 million increase in principal repayments on our securitizations and term financings.
          These decreases were partially offset by:
•	$65.5 million of lower principal repayments on our repurchase agreements;

•	$47.1 million of lower dividend payments; and

•	$32.7 million of lower payments of terminated cash flow hedges.

Debt Obligations
     The following table provides a summary of our credit facilities at March 31, 2009:

					Final
		Outstanding	Number of	Interest	Stated
Debt Obligation	Collateral	Borrowing(1)	Aircraft	Rate(2)	Maturity
	(Dollars in thousands)
Securitization No. 1	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	$466,718	36	0.83%	6/20/31
Securitization No. 2	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	1,092,771	57	0.79%	6/14/37
Term Financing No. 1	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	745,385	28	2.30%	5/02/15
Term Financing No. 2	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	141,291	8	3.85%	9/23/13

Total		$2,446,165

(1)	Outstanding borrowing amount equals committed borrowing amount at March 31, 2009.

(2)	Reflects floating rate in effect at the most recent applicable reset date.
     Our debt obligations contain various customary non-financial loan covenants. Such covenants do not, in management’s opinion, materially restrict our investment strategy or our ability to raise capital. We are in compliance with all of our loan covenants as of March 31, 2009.
Contractual Obligations
     Our contractual obligations consist of principal and interest payments on variable rate liabilities, obligations under the Airbus A330 Agreement, obligations under our freighter conversion contracts and rent payments pursuant to our office leases. Total contractual obligations decreased from $3.75 billion at December 31, 2008 to approximately $3.56 billion at March 31, 2009 due primarily to principal payments under our securitizations and term financings.
     The following table presents our actual contractual obligations and their payment due dates as of March 31, 2009:

	Payments Due By Period as of March 31, 2009
		Less than			More than
Contractual Obligations	Total	1 year	2-3 years	4-5 years	5 years
	(Dollars in thousands)
Securitization No. 1(1)	$482,746	$25,792	$108,676	$195,669	$152,609
Securitization No. 2(2)	1,141,575	48,677	127,699	296,185	669,014
Term Financing No. 1(3)	829,030	65,738	128,143	173,999	461,150
Term Financing No. 2(4)	162,128	37,671	74,422	50,035	—
Office leases(5)	4,384	1,066	1,945	967	406
Purchase obligations(6)	936,430	116,918	663,653	155,859	—

Total	$3,556,293	$295,862	$1,104,538	$872,714	$1,283,179

(1)	Includes interest on variable rate, LIBOR-based instruments at the March 31, 2009 rate and principal payments based on amortization schedules through October 2015 that require the securitization cash flows be applied to the outstanding principal balance of the indebtedness so that the loan to assumed aircraft values are held constant until the securitization’s fifth anniversary, after which all excess cash flow is required to reduce the principal balances of the indebtedness.

(2)	Includes interest on variable rate, LIBOR-based instruments at the March 31, 2009 rate and principal payments based on amortization schedules through February 2018 that require the securitization cash flows be applied to the outstanding principal balance of the indebtedness so that the loan to assumed aircraft values are held constant until the securitization’s fifth anniversary, after which all excess cash flow is required to reduce the principal balances of the indebtedness. The 2-3 year commitment includes repayments of $23.6 million related to contracted sales for two aircraft in 2010 and one aircraft in 2011.

(3)	Includes interest on variable rate, LIBOR-based instruments at the March 31, 2009 rate and scheduled principal payments through May 2013, after which all excess cash flow is required to reduce the principal balances of the indebtedness until maturity in May 2015.

(4)	Includes interest on variable rate, LIBOR-based instruments at the March 31, 2009 rate and principal payments equal to 85% of the cash flow remaining after the payment of expenses, fees, interest and amounts owing to interest rate hedge providers.

(5)	Represents contractual payment obligations for our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.

(6)	At March 31, 2009, we had aircraft purchase agreements and freighter conversion agreements, including the acquisition of 12 New A330 Aircraft from Airbus.
Capital Expenditures
     We make capital expenditures from time to time in connection with improvements made to our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the three months ended March 31, 2008 and 2009, we incurred a total of $6.1 million and $17.3 million, respectively, of capital expenditures (including lease incentives) related to the acquisition and improvement of aircraft.
     As of March 31, 2009, the weighted average age (by net book value) of our aircraft was approximately 10.7 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Under our leases, the lessee is primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement. At March 31, 2009, we had $233.0 million of maintenance reserves as a liability on our balance sheet. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.
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
Off-Balance Sheet Arrangements
     We did not have any off-balance sheet arrangements as of March 31, 2009.
Foreign Currency Risk and Foreign Operations
     At March 31, 2009, all of our leases are payable to us in U.S. dollars. However, we incur Euro and Singapore dollar-denominated expenses in connection with our subsidiary in Ireland and branch office in Singapore. As of March 31, 2009, 11 of our 76 employees were based in Ireland and four employees were based in Singapore. For the three months ended March 31, 2009, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated approximately $1.9 million in U.S. dollar equivalents and represented approximately 17% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, it is likely that our international operations and our exposure to foreign currency risk will increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases we may enter into hedging transactions in the future to mitigate this risk. For the three months ended March 31, 2008 and 2009, we incurred insignificant net gains and losses on foreign currency transactions.
Hedging
     In the normal course of business we utilize interest rate derivatives to manage our exposure to interest rate risks. Specifically, our interest rate derivatives are hedging variable rate interest payments on our various debt facilities. We account for our interest rate derivatives in accordance with Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, or SFAS No. 133. Under SFAS No. 133, if certain conditions are met, an interest rate derivative may be specifically designated as a cash flow hedge. All of our designated interest rate derivatives are cash flow hedges. We have one interest rate derivative that is not designated under SFAS No. 133.
     We held the following derivative contracts as of March 31, 2009:

	Liability Derivatives
				Future
	Current			Maximum
	Notional	Effective	Maturity	Notional	Floating	Fixed	Balance Sheet
Hedged Item	Amount	Date	Date	Amount	Rate	Rate	Location	Fair Value
	(Dollars in thousands)
Interest rate derivatives designated as cash flow hedges under Statement 133:
Securitization No. 1	$498,341	Jun-06	Jun-16	$498,341	1M LIBOR + 0.27%	5.78%	Fair value of derivative liabilities	$77,898
Securitization No. 2	1,084,180	Jun-07	Jun-12	1,084,180	1M LIBOR	5.25% to 5.36%	Fair value of derivative liabilities	117,413
Term Financing No. 1(1)	676,761	Jun-08	May-13	676,761	1M LIBOR	4.04%	Fair value of derivative liabilities	50,371
Term Financing No. 1(1)	—	May-13	May-15	491,718	1M LIBOR	5.31%	Fair value of derivative liabilities	11,956

Total interest rate derivatives designated as cash flow hedges under Statement 133	2,259,282			2,751,000				257,638

Interest rate derivatives not designated as cash flow hedges under Statement 133:
Term Financing No. 2 (2)	126,395	Oct-08	Sep-13	126,395	3M LIBOR	3.17%	Fair value of derivative liabilities	4,339

Total interest rate derivatives not designated as cash flow hedges under Statement 133	126,395			126,395				4,339

Total interest rate derivatives	$2,385,677			$2,877,395				$261,977

(1)	The interest payments related to Term Financing No. 1 are being hedged by two consecutive interest rate derivatives. When the first matures in May 2013, the next becomes effective.

(2)	Although we entered into this interest rate derivative to hedge the variable rate interest payments in connection with Term Financing No. 2, it has not been designated as a hedge for accounting purposes.
     As of March 31, 2009, accrued interest payable included in Accounts payable, accrued expenses, and other liabilities on our consolidated balance sheet was $5,814 related to interest rate derivatives designated as cash flow hedges and $61 for interest rate derivatives not designated as cash flow hedges.
     The amount of loss expected to be reclassified from accumulated OCI into interest expense over the next 12 months consists of net interest settlements on active interest rate derivatives, disclosed above, in the amount of $89,096 and the amortization of deferred net losses in the amount of $7,949. For the three months ended March 31, 2009, the amount of loss reclassified from accumulated OCI into interest expense consisted of net interest settlements on active interest rate derivatives in the amount of $24,169 and the amortization of deferred net losses in the amount of $2,074, as disclosed below.

     The following table summarizes amounts charged directly to the consolidated statement of income for the three months ended March 31, 2008 and 2009, respectively, related to our interest rate derivative contracts:

	Three Months Ended
	March 31,
	2008	2009
	(Dollars in thousands)
Interest Expense:
Hedge ineffectiveness (gains) losses (unrealized)	$1,998	$(129)

Amortization:
Accelerated amortization of deferred losses	—	2,875
Amortization of deferred (gains) losses	(1,160)	2,074
Losses on termination of interest rate swaps	1,021	—

Total Amortization	(139)	4,949

Total charged to interest expense	$1,859	$4,820

Other Income (Expense):
Mark to market gains (losses) on undesignated hedges	$—	$92

Total charged to other income (expense)	$—	$92

     The weighted average interest pay rates of these derivatives at December 31, 2008 and March 31, 2009 were 4.90% and 4.91%, respectively.
     As of March 31, 2009, we did not have any cash collateral pledged under our interest rate derivatives, nor do we have any existing agreements that require cash collateral postings.
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
     EBITDA is not an alternative to net income, income from operations or cash flows provided by or used in operations as calculated and presented in accordance with GAAP. You should not rely on EBITDA as a substitute for any such GAAP financial measure. We strongly urge you to review the reconciliation of EBITDA to GAAP net income (loss), along with our consolidated financial statements included elsewhere in this quarterly report. We also strongly urge you to not rely on any single financial measure to evaluate our business. In addition, because EBITDA is not a measure of financial performance under GAAP and is susceptible to varying calculations, the EBITDA measure, as presented in this quarterly report, may differ from, and may not be comparable to, similarly titled measures used by other companies. The table below shows the reconciliation of net income (loss) to EBITDA for the three months ended March 31, 2008 and 2009.

	Three Months Ended
	March 31,
	2008	2009
	(Dollars in thousands)
Net income	$31,637	$18,471
Depreciation	48,215	51,561
Amortization of net lease discounts and lease incentives	(2,646)	1,117
Interest, net	41,011	43,411
Income tax provision	1,714	1,916

EBITDA	$119,931	$116,476

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. These risks are highly sensitive to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates. Our primary interest rate exposures relate to our lease agreements, debt investments, floating rate debt obligations and interest rate derivatives. Rent payments under our aircraft lease agreements typically do not vary during the term of the lease according to changes in interest rates. Similarly, our debt investments are predominately collateralized by fixed rate aircraft leases, and provide for a fixed coupon interest rate. However, our borrowing agreements generally require payments based on a variable interest rate index, such as LIBOR. Therefore, to the extent our borrowing costs are not fixed, increases in interest rates may reduce our net income by increasing the cost of our debt without any corresponding increase in rents or cash flow from our securities.
     Changes in interest rates may also impact our net book value as our interest rate derivatives and debt investments are periodically marked-to-market through stockholders’ equity. Generally, we are exposed to loss on our fixed pay interest rate derivatives to the extent interest rates decrease below their contractual fixed rate. Also, as interest rates increase, the value of our fixed rate debt investments generally decreases. The magnitude of the decrease is a function of the difference between the coupon rate and the current market rate of interest, the average life of the securities and the face amount of the securities.
     The relationship between spreads on debt investments and derivative instruments may vary from time to time, resulting in a net aggregate book value increase or decrease. Changes in the general level of interest rates can also affect our ability to acquire new investments and our ability to realize gains from the settlement of such assets.

Sensitivity Analysis
     The following discussion about the potential effects of changes in interest rates is based on a sensitivity analysis, which models the effects of hypothetical interest rate shifts on our financial condition and results of operations. We changed our interest rate risk disclosure to an alternative that provides a more meaningful analysis of our interest rate risk. Although we believe a sensitivity analysis provides the most meaningful analysis permitted by the rules and regulations of the SEC, it is constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by the inability to include the extraordinarily complex market reactions that normally would arise from the market shifts modeled. Although the following results of a sensitivity analysis for changes in interest rates may have some limited use as a benchmark, they should not be viewed as a forecast. This forward-looking disclosure also is selective in nature and addresses only the potential minimum contracted rental and interest expense impacts on our financial instruments and our 11 variable rate leases and, in particular, does not address the mark-to-market impact on our interest rate derivatives. It also does not include a variety of other potential factors that could affect our business as a result of changes in interest rates.
     A hypothetical 100-basis point increase/decrease in our variable interest rates would increase/decrease the minimum contracted rentals on our portfolio as of March 31, 2009 by $1.6 million over the next twelve months. As of March 31, 2009, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $0.6 million, net of amounts received from our interest rate derivatives, over the next twelve months.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
     The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2009. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.
Changes in Internal Control over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is not a party to any material legal or adverse regulatory proceedings.
Item 1A. Risk Factors
     There have been no material changes to the disclosure related to the risk factors described in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2008.
Item 6. Exhibits

Exhibit No.	Description of Exhibit
3.1	Memorandum of Association†

3.2	Bye-laws†

4.1	Specimen Share Certificate†

4.2	Amended and Restated Shareholders Agreement among Aircastle Limited and Fortress Investment Fund III LP, Fortress Investment Fund III (Fund B) LP, Fortress Investment Fund III (Fund C) LP, Fortress Investment Fund III (Fund D) L.P., Fortress Investment Fund III (Fund E) LP, Fortress Investment Fund III (Coinvestment Fund A) LP, Fortress Investment Fund III (Coinvestment Fund B) LP, Fortress Investment Fund III (Coinvestment Fund C) LP, Fortress Investment Fund III (Coinvestment Fund D) L.P., Drawbridge Special Opportunities Fund LP, Drawbridge Special Opportunities Fund Ltd. and Drawbridge Global Macro Master Fund Ltd.†

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Owned Aircraft Portfolio at March 31, 2009

†	Incorporated by reference to the Company’s registration statement on Form S-1, filed with the SEC on June 2, 2006, as amended on July 10, 2006, July 25, 2006 and August 2, 2006.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 7, 2009

AIRCASTLE LIMITED (Registrant)
By:	/s/ Aaron Dahlke
Aaron Dahlke
Chief Accounting Officer and Authorized Officer