Form 10-Q
period 2009-06-30
Aircastle LTD
filed 2009-08-07
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of July 31, 2009, there were 79,234,663 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries
Form 10-Q

PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements
Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,	June 30,
	2008	2009
		(Unaudited)
ASSETS
Cash and cash equivalents	$80,947	$95,785
Accounts receivable	3,161	5,597
Debt investments	14,349	13,691
Restricted cash and cash equivalents	182,623	199,377
Restricted liquidity facility collateral	—	81,186
Flight equipment held for lease, net of accumulated depreciation of $371,591 and $474,350	3,837,543	3,832,039
Aircraft purchase deposits and progress payments	68,923	107,357
Leasehold improvements, furnishings and equipment, net of accumulated depreciation of $1,999 and $2,240	1,174	1,016
Other assets	62,852	82,648

Total assets	$4,251,572	$4,418,696

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from securitizations and term debt financings	$2,476,296	$2,481,365
Accounts payable, accrued expenses and other liabilities	60,789	62,269
Dividends payable	7,862	7,923
Lease rentals received in advance	28,463	27,235
Liquidity facility	—	81,186
Security deposits	65,307	94,837
Maintenance payments	224,288	241,074
Fair value of derivative liabilities	276,401	191,411

Total liabilities	3,139,406	3,187,300

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 250,000,000 shares authorized, 78,620,320 shares issued and outstanding at December 31, 2008; and 79,234,663 shares issued and outstanding at June 30, 2009	786	792
Additional paid-in capital	1,474,455	1,476,533
Retained earnings (deficit)	(473)	29,723
Accumulated other comprehensive loss	(362,602)	(275,652)

Total shareholders’ equity	1,112,166	1,231,396

Total liabilities and shareholders’ equity	$4,251,572	$4,418,696

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
Revenues:
Lease rental revenue	$137,647	$129,406	$268,628	$255,400
Amortization of net lease discounts and lease incentives	2,502	(2,810)	5,148	(3,927)
Maintenance revenue	4,142	9,637	4,142	16,240

Total lease rentals	144,291	136,233	277,918	267,713
Interest income	614	594	1,905	1,227
Other revenue	490	86	528	111

Total revenues	145,395	136,913	280,351	269,051

Expenses:
Depreciation	51,605	51,688	99,820	103,249
Interest, net	51,319	41,482	92,330	84,893
Selling, general and administrative (including non-cash share based payment expense of $1,615 and $1,729 for the three months ended, and $3,213 and $3,387 for the six months ended June 30, 2008 and 2009, respectively)	11,354	11,122	22,843	22,217
Maintenance and other costs	597	4,502	1,242	10,278

Total expenses	114,875	108,794	216,235	220,637

Other income:
Gain on sale of aircraft	5,126	—	5,126	—
Other	1,328	1,501	1,083	1,593

Total other income	6,454	1,501	6,209	1,593

Income from continuing operations before income taxes	36,974	29,620	70,325	50,007
Income tax provision	1,633	2,049	3,347	3,965

Net income	$35,341	$27,571	$66,978	$46,042

Earnings per common share — Basic	$0.45	$0.35	$0.85	$0.58

Earnings per common share — Diluted	$0.45	$0.35	$0.85	$0.58

Dividends declared per share	$0.25	$0.10	$0.50	$0.20

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2009
Cash flows from operating activities:
Net income	$66,978	$46,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	99,820	103,249
Amortization of deferred financing costs	6,787	5,731
Amortization of net lease discounts and lease incentives	(5,148)	3,927
Deferred income taxes	2,604	3,348
Accretion of purchase discounts on debt investments	(277)	(288)
Non-cash share based payment expense	3,213	3,387
Cash flow hedges reclassified into earnings	530	10,554
Ineffective portion of cash flow hedges	5,905	(3,331)
Gain on sale of flight equipment	(5,126)	—
Security deposits and maintenance payments included in earnings	(3,322)	(10,506)
Loss on sale of investments	245	—
Other	(731)	(1,164)
Changes in certain assets and liabilities:
Accounts receivable	(1,731)	(2,281)
Restricted cash and cash equivalents	(26,686)	(16,754)
Other assets	1,210	(4,077)
Accounts payable, accrued expenses and other liabilities	(2,773)	(10,118)
Payable to affiliates	(200)	—
Lease rentals received in advance	(4,110)	(1,228)

Net cash provided by operating activities	137,188	126,491

Cash flows from investing activities:
Acquisition and improvement of flight equipment and lease incentives	(221,310)	(105,746)
Aircraft purchase deposits and progress payments, net of returned deposits	8,974	(39,715)
Proceeds from sale of flight equipment	21,366	—
Proceeds from sale of debt investments	65,335	—
Principal repayments on debt investments	11,467	808
Collateral call payments on derivatives and repurchase agreements	(296,605)	—
Collateral call receipts on derivatives and repurchase agreements	330,943	—
Leasehold improvements, furnishings and equipment	(334)	(82)

Net cash used in investing activities	(80,164)	(144,735)

Cash flows from financing activities:
Issuance, net of repurchases, of common shares to directors and employees	(1,263)	(247)
Proceeds from term debt financings	786,135	70,916
Securitization and term debt financing repayments	(49,504)	(65,847)
Restricted cash and cash equivalents related to unreleased securitization and credit facility borrowings	(138)	—
Deferred financing costs	(17,568)	(3,098)
Credit facility borrowings	482,723	—
Credit facility repayments	(1,025,720)	—
Principal repayments on repurchase agreements	(67,744)	—
Security deposits and maintenance payments received	56,498	70,695
Security deposits and maintenance payments returned	(14,066)	(20,794)
Payments for terminated cash flow hedges	(68,332)	(2,758)
Dividends paid	(74,644)	(15,785)

Net cash provided by financing activities	6,377	33,082

Net increase in cash and cash equivalents	63,401	14,838
Cash and cash equivalents at beginning of period	13,546	80,947

Cash and cash equivalents at end of period	$76,947	$95,785

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$81,334	$73,428

Cash paid for income taxes	$1,594	$1,568

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2009
Note 1. Summary of Significant Accounting Policies
Organization
     Aircastle Limited (“Aircastle,” the “Company,” “we,” “us” or “our”) is a Bermuda exempted company that was incorporated on October 29, 2004 by Fortress Investment Group LLC and certain of its affiliates (together, the “Fortress Shareholders” or “Fortress”) under the provisions of Section 14 of the Companies Act of 1981 of Bermuda. Aircastle’s business is investing in aviation assets, including leasing, managing and selling commercial jet aircraft to airlines throughout the world and in aircraft related debt investments.
Basis of Presentation
     Aircastle is a holding company that conducts its business through subsidiaries. Aircastle directly or indirectly owns all of the outstanding common shares of its subsidiaries. The consolidated financial statements presented are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). We operate in a single segment.
     The accompanying consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the ‘‘SEC’’) for interim financial reporting and, in our opinion, reflect all adjustments, including normal recurring items, which are necessary to present fairly the results for interim periods. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC; however, we believe that the disclosures are adequate to make information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure since the balance sheet date of June 30, 2009 through August 7, 2009, the date on which the consolidated financial statements included in this Form 10-Q were issued.
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
Principles of Consolidation
     The consolidated financial statements include the accounts of Aircastle and all of its subsidiaries. Aircastle consolidates four Variable Interest Entities (“VIEs”) in accordance with FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) of which Aircastle is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2009
Recent Accounting Pronouncements
     In April, 2009, the FASB issued three final FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements. FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2, FAS 124-2 and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The FSPs are effective for interim and annual periods ending after June 15, 2009. The Company adopted these FSPs during the second quarter of 2009 and the adoption of these FSPs did not have a material impact on our consolidated financial statements.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 is intended to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS No. 165 during the second quarter of 2009 and the adoption of SFAS No. 165 did not have a material impact on our consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation (“FIN”) No. 46(R) (“SFAS No. 167”), which amends FIN No. 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest, or interests, give it a controlling financial interest in a variable interest entity. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This Statement amends certain guidance in FIN No. 46(R) for determining whether an entity is a variable interest entity and requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. SFAS No. 167 will be effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The Company is currently evaluating the requirements of SFAS No. 167 and has not yet determined the impact on the Company’s consolidated financial statements.
     Also in June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS No. 168”). This Statement replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles and identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification does not replace or affect guidance issued by the SEC or its staff for public entities in their filings with the SEC. SFAS No. 168 shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company plans to adopt SFAS No. 168 during the third quarter of 2009 and the adoption of SFAS No. 168 is not expected to have a material effect on our consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2009
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
     The following table sets forth our financial assets and liabilities as of June 30, 2009 that we measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value	Fair Value Measurements at June 30, 2009
	as of	Using Fair Value Hierarchy
	June 30,				Valuation
	2009	Level 1	Level 2	Level 3	Technique
Assets:
Cash and cash equivalents	$95,785	$95,785	$—	$—	Market
Restricted cash and cash equivalents	199,377	199,377	—	—	Market
Debt investments	13,691	—	—	13,691	Income

Total	$308,853	$295,162	$—	$13,691

Liabilities:
Derivative liabilities	$191,411	$—	$152,571	$38,840	Income

     Our cash and cash equivalents, along with our restricted cash and cash equivalents balances, consist largely of money market securities that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as level 1 within our fair value hierarchy. Our interest rate derivatives included in level 2 consist of United States dollar denominated interest rate swaps, and their fair values are determined by applying standard modeling techniques under the income approach to relevant market interest rates (cash rates, futures rates, swap rates) in effect at the period close to determine appropriate reset and discount rates.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2009
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
     The following tables reflect the activity for the major classes of our assets and liabilities measured at fair value using level 3 inputs for the three and six months ended June 30, 2009:

	Three Months Ended		Six Months Ended
	June 30, 2009		June 30, 2009
	Assets	Liabilities	Assets	Liabilities
	Debt	Derivative	Debt	Derivative
	Investments	Liabilities	Investments	Liabilities
Balance at beginning of period	$12,626	$(62,327)	$14,349	$(66,321)
Transfers in (out)	—	—	—	—
Principal repayments	(1)	—	(808)	—
Total gains/(losses), net:
Included in interest income	130	—	288	—
Included in other income (expense)	—	(146)	—	(295)
Included in interest expense	—	(65)	—	(123)
Included in other comprehensive income	936	23,698	(138)	27,899

Balance at end of period	$13,691	$(38,840)	$13,691	$(38,840)

     There were no assets and liabilities measured at fair value on a non-recurring basis.
     Our financial instruments, other than cash, consist principally of cash equivalents, restricted cash and cash equivalents, accounts receivable, debt investments, accounts payable, amounts borrowed under financings and interest rate derivatives. The fair value of cash, cash equivalents, restricted cash and cash equivalents, accounts receivable and accounts payable approximates the carrying value of these financial instruments because of their short term nature.
     The fair values of our securitizations which contain third-party credit enhancements are estimated using a discounted cash flow analysis, based on our current incremental borrowing rates of borrowing arrangements that do not contain third-party credit enhancements. The fair values of our term debt financings are estimated using a discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements.
     The carrying amounts and fair values of our financial instruments at December 31, 2008 and June 30, 2009 are as follows:

	December 31, 2008		June 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	of Asset	of Asset	of Asset	of Asset
	(Liability)	(Liability)	(Liability)	(Liability)
Debt investments	$14,349	$14,349	$13,691	$13,691
Securitizations and term debt financings	(2,476,296)	(2,328,574)	(2,410,822)	(2,065,329)
ECA term financing	—	—	(70,543)	(70,543)
Derivative liabilities	(276,401)	(276,401)	(191,411)	(191,411)

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2009
Note 3. Lease Rental Revenues and Flight Equipment Held for Lease
     The contracted minimum future lease rental payments to be received under our existing operating leases at June 30, 2009 were as follows:

Year Ending December 31,	Amount
Remainder of 2009	$253,840
2010	467,870
2011	419,401
2012	363,090
2013	267,443
2014	200,278
Thereafter	419,494

Total	$2,391,416

     Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Region	2008	2009	2008	2009
Europe	45%	46%	45%	46%
Asia	24%	20%	25%	21%
North America	12%	16%	12%	16%
Latin America	9%	7%	8%	6%
Middle East and Africa	10%	11%	10%	11%

Total	100%	100%	100%	100%

     The classification of regions in the tables above and the table and discussion below is determined based on the principal location of the lessee of each aircraft.
     For the three months ended June 30, 2008, one customer accounted for 8% of lease rental revenue and four additional customers accounted for a combined 21% of lease rental revenue. No other customer accounted for more than 4% of lease rental revenue. For the three months ended June 30, 2009, one customer accounted for 9% of lease rental revenue and three additional customers accounted for a combined 17% of lease rental revenue. No other customer accounted for more than 4% of lease rental revenue.
     For the six months ended June 30, 2008, one customer accounted for 8% of lease rental revenue and four additional customers accounted for a combined 20% of lease rental revenue. No other customer accounted for more than 4% of lease rental revenue. For the six months ended June 30, 2009, one customer accounted for 9% of lease rental revenue and three additional customers accounted for a combined 17% of lease rental revenue. No other customer accounted for more than 4% of lease rental revenue.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2009
     Geographic concentration of net book value of flight equipment held for lease was as follows:

	December 31, 2008		June 30, 2009
	Number		Number
	of	Net Book	of	Net Book
Region	Aircraft	Value %	Aircraft	Value %
Europe	56	44%	60	46%
Asia	32	23%	32 (1)	22%
North America	14	12%	14	12%
Latin America	8	5%	10	8%
Middle East and Africa	12	11%	15	12%
Off-lease	8 (2)	5%	—	—%

Total	130	100%	131	100%

(1)	Includes four Boeing Model 737-400 aircraft which will be converted to freighter configuration and for which we have executed leases with a carrier in Asia post-conversion.

(2)	Includes one Boeing Model 737-300 aircraft which we delivered on lease to a carrier in the Middle East in the first quarter of 2009, three Boeing Model 737-700 aircraft which we delivered on lease to a carrier in Europe in the first quarter of 2009, two Boeing Model 737-700 aircraft which we delivered on lease to a carrier in Africa in the second quarter of 2009, one Boeing Model 737-700 aircraft which we delivered on lease to a carrier in Latin America in the second quarter of 2009 and one Boeing Model 737-700 aircraft which we delivered on lease to a carrier in Europe in the second quarter of 2009.
     At December 31, 2008 and June 30, 2009, lease acquisition costs included in other assets on the consolidated balance sheets were $293 and $417, respectively. Prepaid lease incentive costs included in other assets on the consolidated balance sheets were $5,127 and $12,708 at December 31, 2008 and June 30, 2009, respectively.
Note 4. Securitizations and Term Debt Financings
     The outstanding amounts of our securitizations and term debt financing facilities were as follows:

	At
	December 31,
	2008	At June 30, 2009
	Outstanding	Outstanding		Final Stated
Debt Obligation	Borrowings	Borrowings	Interest Rate(1)	Maturity(2)
Securitizations and Term Debt Financings:
Securitization No. 1	$472,048	$461,324	0.59%	6/20/31
Securitization No. 2	1,097,913	1,082,486	0.58%	6/14/37
Term Financing No. 1	757,610	733,160	2.08%	5/02/15
Term Financing No. 2	148,725	133,852	3.30%	9/23/13
ECA Term Financing	—	70,543	4.48%	5/27/21

Total	$2,476,296	$2,481,365

(1)	Reflects floating rate in effect at the applicable reset date.

(2)	For Securitization No. 1, Securitization No. 2 and Term Financing No. 1, all cash flows available after expenses and interest will be applied to debt amortization, if the debt is not refinanced by June 2011, June 2012, and May 2013, respectively.
     In May 2009, we entered into a twelve-year $70,916 term loan with Citibank International Plc which is supported by a guarantee from Compagnie Francaise d’Assurance pour le Commerce Exterieur (“COFACE”), the French government sponsored export credit agency (“ECA”), which we refer to as “ECA Term Financing” for the financing of a new Airbus Model A330-200 aircraft. The borrowing under the ECA Term Financing bears a fixed rate of interest equal to 4.475%. The obligations outstanding under the ECA Term Financing are secured by, among other things, a mortgage over the aircraft and a pledge of our ownership interest in our subsidiary company that leases the aircraft to

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2009
the operator. The ECA Term Financing documents contain a $500,000 minimum net worth covenant for Aircastle Limited, as well as a material adverse change default and cross default to any other recourse obligation of Aircastle Limited, and other terms and conditions customary for ECA-supported financings being completed at this time. In addition, Aircastle Limited has guaranteed the repayment of the ECA Term Financing.
     The following securitizations and term debt financing structures include liquidity facility commitments described in the table below:

		Available Liquidity
		December 31,	June 30,	Unused	Interest Rate
Facility	Liquidity Facility Provider	2008	2009	Fee	on any Advances
Securitization No. 1	Calyon	$42,000	$42,000	0.45%	1M Libor + 1.00%
Securitization No. 2	HSH Nordbank AG	82,343	81,186 (1)	0.50%	1M Libor + 0.75%(2)
Term Financing No. 1	Calyon	15,152	14,663	0.60%	1M Libor + 1.20%

(1)	Following a ratings downgrade with respect to the liquidity facility provider in May 2009, the liquidity facility was drawn and the proceeds, or permitted investments thereof, remain available to provide liquidity if required.

(2)	Amounts drawn following a ratings downgrade with respect to the liquidity facility provider do not bear interest; however, net investment earnings will be paid to the liquidity facility provider and the unused fee continues to apply.
The purpose of these facilities is to provide liquidity for the relevant securitization or term financing in the event that cash flow from lease contracts and other revenue sources is not sufficient to pay operating expenses with respect to the relevant aircraft portfolio and interest payments and interest rate hedging payments for the relevant securitization or term debt financings. These liquidity facilities are generally 364-day commitments of the liquidity provider and may be extended prior to expiry. If a facility is not extended, or in certain circumstances if the short-term credit rating of the liquidity provider is downgraded, the relevant securitization or term financing documents require that the liquidity facility is drawn and the proceeds of the drawing placed on deposit so that such amounts may be available, if needed, to provide liquidity advances for the relevant securitization or term financing. Downgrade or non-extension drawings are generally not required to be repaid to the liquidity facility provider until 15 days after final maturity of the securitization or term financing debt. In the case of the liquidity facilities for Securitization No. 2 and Term Financing No. 1, the required amount of the facilities reduce over time as the principal balance of the debt amortizes, with the Securitization No. 2 liquidity facility having a minimum required amount of $65,000.
     In May 2009, we were notified of a short-term credit rating downgrade of the liquidity facility provider for Securitization No. 2, HSH Nordbank AG. This downgrade required a drawing of the liquidity facility in cash, which was deposited in a liquidity facility deposit account and held as cash collateral. In June 2009, HSH Nordbank AG directed the investment of this cash into a long-term, AAA-rated investment. We returned the cash in exchange for the long-term investment, which was considered a non-cash transaction and accordingly, at June 30, 2009, an amount of $81,186 is recorded as an asset on our consolidated balance sheet as Restricted liquidity facility collateral. In addition, the commitment to repay the Securitization No. 2 liquidity facility in the amount of $81,186 is recorded as a liability on our consolidated balance sheet as Liquidity facility. As of June 30, 2009, the liquidity facilities for Securitization No. 1 and Term Financing No. 1 remain undrawn.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2009
Note 5. Dividends
     The table below is a summary of our dividend history for all periods presented. These dividends may not be indicative of the amount of any future dividends.

	Dividend	Aggregate
	per Common	Dividend
Declaration Date	Share	Amount	Record Date	Payment Date
December 11, 2007	$0.70	55,004	December 31, 2007	January 15, 2008
March 24, 2008	$0.25	19,640	March 31, 2008	April 15, 2008
June 11, 2008	$0.25	19,647	June 30, 2008	July 15, 2008
September 11, 2008	$0.25	19,655	September 30, 2008	October 15, 2008
December 22, 2008	$0.10	7,862	December 31, 2008	January 15, 2009
March 13, 2009	$0.10	7,923	March 31, 2009	April 15, 2009
June 10, 2009	$0.10	7,923	June 30, 2009	July 15, 2009
Note 6. Earnings Per Share
     As described in Note 1 — Summary of Significant Accounting Policies, on January 1, 2009 we adopted FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which required us to include all common shares granted under our incentive compensation plan which remain unvested (“restricted common shares”) and contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (“participating securities”), in the number of shares outstanding in our basic and diluted EPS calculations using the two-class method. All of our restricted common shares are currently participating securities.
     Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings allocated to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, distributed and undistributed earnings are allocated to both common shares and restricted common shares based on the total weighted average shares outstanding during the period as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
Weighted-average shares:
Common shares outstanding	77,743,022	77,976,760	77,731,504	77,958,980
Restricted common shares	896,889	1,389,720	871,058	1,287,083

Total weighted-average shares	78,639,911	79,366,480	78,602,562	79,246,063

Percentage of weighted-average shares:
Common shares outstanding	98.9%	98.2%	98.9%	98.4%
Restricted common shares	1.1%	1.8%	1.1%	1.6%

Total	100.0%	100.0%	100.0%	100.0%

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2009
     The calculations of both basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
Earnings per share — Basic:
Net income	$35,341	$27,571	$66,978	$46,042
Less: Distributed and undistributed earnings allocated to restricted common shares (a)	(403)	(483)	(742)	(748)

Earnings available to common shareholders — Basic	$34,938	$27,088	$66,236	$45,294

Weighted-average common shares outstanding — Basic	77,743,022	77,976,760	77,731,504	77,958,980

Earnings per common share — Basic	$0.45	$0.35	$0.85	$0.58

Earnings per share — Diluted:
Net income	$35,341	$27,571	$66,978	$46,042
Less: Distributed and undistributed earnings allocated to restricted common shares	(403)	(483)	(742)	(748)

Earnings available to common shareholders — Diluted	$34,938	$27,088	$66,236	$45,294

Weighted-average common shares outstanding — Basic	77,743,022	77,976,760	77,731,504	77,958,980
Effect of dilutive shares	— (b)	— (b)	— (b)	— (b)

Weighted-average common shares outstanding — Diluted	77,743,022	77,976,760	77,731,504	77,958,980

Earnings per common share — Diluted	$0.45	$0.35	$0.85	$0.58

(a)	For the three months ended June 30, 2008 and 2009, distributed and undistributed earnings to restricted shares is 1.1% and 1.8%, respectively, of net income. For the six months ended June 30, 2008 and 2009, distributed and undistributed earnings to restricted shares is 1.1% and 1.6%, respectively, of net income.

(b)	For the three and six months ended June 30, 2008 and 2009, we have no dilutive shares.
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
     The sources of income from continuing operations before income taxes for the three and six months ended June 30, 2008 and 2009 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
U.S. operations	$353	$502	$988	$959
Non-U.S. operations	36,621	29,118	69,337	49,048

Total	$36,974	$29,620	$70,325	$50,007

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2009
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
     Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
Notional U.S. federal income tax expense at the statutory rate	$12,942	$10,367	$24,614	$17,502
U.S. state and local income tax, net	51	26	78	49
Non-U.S. operations	(11,377)	(8,638)	(21,361)	(13,906)
Non-deductible expenses in the U.S.	13	7	21	15
Other	4	287	(5)	305

Provision for income taxes	$1,633	$2,049	$3,347	$3,965

Note 8. Comprehensive Income (Loss)
     Total comprehensive income (loss) includes net income, the changes in the fair value and the reclassification into earnings of amounts previously deferred relating to our derivative financial instruments which qualify for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and the change in unrealized fair value of debt securities classified as available-for-sale. Total comprehensive income (loss) for the three and six months ended June 30, 2008 and 2009 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
Net income	$35,341	$27,571	$66,978	$46,042
Net change in fair value of derivatives, net of tax expense of $1,453 and $972 for the three months ended and $189 and $1,203 for the six months ended June 30, 2008 and 2009, respectively	103,090	37,554	(29,690)	27,357
Derivative loss reclassified into earnings	15,016	30,613	24,286	59,731
Net change in unrealized fair value of debt investments	(1,595)	936	(2,014)	(138)

Total comprehensive income (loss)	$151,852	$96,674	$59,560	$132,992

     The following table sets forth the components of accumulated other comprehensive income (loss), net of tax where applicable, at December 31, 2008 and June 30, 2009:

				Accumulated
			Fair Value of	Other
	Fair Value of		Debt	Comprehensive
	Derivatives		Securities	Income (Loss)
December 31, 2008	$(365,138	)(1)	$2,536	$(362,602)
Net change in fair value of derivatives, net of tax expense of $1,203	27,357		—	27,357
Derivative loss reclassified into earnings	59,731		—	59,731
Net change in unrealized fair value of debt investments	—		(138)	(138)

June 30, 2009	$(278,050)		$2,398	$(275,652)

(1)	Net of tax benefit of $4,530 at December 31, 2008.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2009
Note 9. Commitments and Contingencies
     We have an acquisition agreement, which we refer to as the Airbus A330 Agreement, with Airbus S.A.S, or Airbus, under which we agreed to acquire from Airbus twelve new A330-200 aircraft, or the New A330 Aircraft. In February 2009, we amended the Airbus A330 Agreement to defer the scheduled delivery of an aircraft from the fourth quarter of 2010 to the first half of 2012. On May 27, 2009, we advanced one of the New A330 Aircraft positions and took delivery of an Airbus Model A330-200 aircraft and placed it on lease with a customer. In July 2009, we amended the Airbus A330 Agreement to defer the scheduled delivery of an aircraft from 2010 to 2011.
     As of June 30, 2009, we had paid $89,244 in Airbus deposits and pre-delivery payments, in relation to the 11 New A330 Aircraft remaining to be delivered under the Airbus A330 Agreement, and recorded $5,041 in capitalized interest. Under certain circumstances, we have the right to change the delivery positions to alternative A330 aircraft models. Three of the New A330 Aircraft are scheduled to be delivered in 2010, five are scheduled to be delivered in 2011 and the remaining three are scheduled to be delivered in 2012.
     As a result of the July 2009 amendment to the Airbus A330 Agreement, our committed amounts to acquire, convert and modify aircraft including, where applicable, our estimate of adjustments for configuration changes, engine acquisition costs, contractual price escalations and other adjustments, net of amounts already paid, are approximately $47,880 in 2009, $236,939 in 2010, $377,778 in 2011 and $156,322 in 2012.
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
     On the date that we enter into an interest rate derivative, we formally document the intended use of the interest rate derivative and its designation as a cash flow hedge, if applicable. We also assess (both at inception and on an ongoing basis) whether the interest rate derivative has been highly effective in offsetting changes in the cash flows of the variable rate interest payments on our debt and whether the interest rate derivative is expected to remain highly effective in future periods. If it were to be determined that the interest rate derivative is not (or has ceased to be) highly effective as a cash flow hedge, we would discontinue SFAS No. 133 accounting prospectively.
     At inception of an interest rate derivative designated as a cash flow hedge, we establish the method we will use to assess effectiveness and the method we will use to measure any ineffectiveness. Historically, we have elected to use the “change in variable cash flows method” for both. This method involves a comparison of the present value of the cumulative change in the expected future cash flows on the variable leg of the interest rate derivative against the present value of the cumulative change in the expected future interest cash flows on the variable-rate debt. When the change in the interest rate derivative’s variable leg exceeds the change in the debt’s variable-rate interest cash flows, the calculated ineffectiveness is recorded in interest expense on our consolidated statement of income. Effectiveness is assessed by dividing the change in the interest rate derivative variable leg by the change in the debt’s variable-rate interest cash flows.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2009
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
     Our interest rate derivatives involve counterparty credit risk. As of June 30, 2009, our interest rate derivatives are held with the following counterparties: JP Morgan Chase Bank NA, Citibank Canada NA, HSH Nordbank AG and DVB Bank SE. All of our counterparties or guarantors of these counterparties are considered investment grade (senior unsecured ratings of A3 or above by Moody’s Investors Service and long-term foreign issuer ratings of BBB+ or above by Standard and Poor’s). As a result, we do not anticipate that any of these counterparties will fail to meet their obligations.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2009
     We held the following interest rate derivatives as of June 30, 2009:

	Liability Derivatives
				Future
	Current			Maximum
	Notional	Effective	Maturity	Notional	Floating	Fixed	Balance Sheet
Hedged Item	Amount	Date	Date	Amount	Rate	Rate	Location	Fair Value
Interest rate derivatives designated as cash flow hedges under Statement 133:
Securitization No. 1	$461,324	Jun-06	Jun-16	$461,324	1M LIBOR + 0.27%	5.78%	Fair value of derivative liabilities	$54,121
Securitization No. 2	1,073,895	Jun-07	Jun-12	1,073,895	1M LIBOR	5.25% to 5.36%	Fair value of derivative liabilities	95,328
Term Financing No. 1(1)	665,658	Jun-08	May-13	665,658	1M LIBOR	4.04%	Fair value of derivative liabilities	34,664
Term Financing No. 1(1)	—	May-13	May-15	491,718	1M LIBOR	5.31%	Fair value of derivative liabilities	4,176

Total interest rate derivatives designated as cash flow hedges under Statement 133	2,200,877			2,692,595				188,289

Interest rate derivatives not designated as cash flow hedges under Statement 133:
Term Financing No. 2 (2)	119,870	Oct-08	Sep-13	119,870	3M LIBOR	3.17%	Fair value of derivative liabilities	3,122

Total interest rate derivatives not designated as cash flow hedges under Statement 133	119,870			119,870				3,122

Total interest rate derivatives	$2,320,747			$2,812,465				$191,411

(1)	The interest payments related to Term Financing No. 1 are being hedged by two consecutive interest rate derivatives. When the first matures in May 2013, the next becomes effective.

(2)	Although we entered into this interest rate derivative to hedge the variable rate interest payments in connection with Term Financing No. 2, it has not been designated as a hedge for accounting purposes.
     In addition to the derivative liability above, another component of the fair value of our interest rate derivatives is accrued interest. As of June 30, 2009, accrued interest payable included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheet was $5,896 related to interest rate derivatives designated as cash flow hedges and $68 for interest rate derivatives not designated as cash flow hedges.
     The amount of loss expected to be reclassified from accumulated OCI into interest expense over the next 12 months consists of net interest settlements on active interest rate derivatives disclosed above, in the amount of $91,911 and the amortization of deferred net losses in the amount of $7,900. For the six months ended June 30, 2009, the amount of loss reclassified from accumulated OCI into interest expense consisted of net interest settlements on active interest rate derivatives in the amount of $49,177, and the amortization of deferred net losses in the amount of $4,092 as disclosed below.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2009
     Following is the effect of interest rate derivatives on the statement of financial performance for the six months ended June 30, 2009:

Effective Portion				Ineffective Portion
	Amount of		Amount of		Amount of
Derivatives in	Gain or (Loss)	Location of	Gain or (Loss)		Gain or (Loss)
Statement 133	Recognized in	Gain or (Loss)	Reclassified from	Location of	Recognized in
Cash Flow	OCI on	Reclassified from	Accumulated	Gain or (Loss)	Income on
Hedging	Derivative	Accumulated	OCI into Income	Recognized in	Derivative
Relationships	(a)	OCI into Income	(b)	Income on Derivative	(c)
Interest rate derivatives	$27,357	Interest expense	$(53,269)	Interest expense	$2,690 (1)

(a)	This represents the change in fair market value of our interest rate derivatives since year end, net of taxes, offset by the amount of actual cash paid related to the net settlements of the interest rate derivatives for each month of the six months ended June 30, 2009.

(b)	This represents the amount of actual cash paid related to the net settlements of the interest rate derivatives for each month of the six months ended June 30, 2009 plus any effective amortization of net deferred interest rate derivative losses.

(c)	This represents both realized and unrealized ineffectiveness incurred during the six months ended June 30, 2009.

(1)	Excludes losses of $3,704 and $2,758 which were charged to interest expense during the six months ended June 30, 2009 as a result of changes in projected future debt related to the New A330 Aircraft and partial termination of a Securitization No. 1 interest rate derivative, respectively. See the table below, which summarizes amounts charged to the consolidated statement of income related to our interest rate derivatives.

Derivatives Not	Location of Gain	Amount of Gain
Designated as	or (Loss)	or (Loss)
Hedging Instruments	Recognized in Income	Recognized in Income
under Statement 133	On Derivative	on Derivative
Interest rate derivatives	Other income (expense)	$1,164
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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2009
     The following table summarizes the deferred (gains) and losses for our terminated interest rate derivatives and the related amortization into interest expense for the six months ended June 30, 2008 and 2009:

										Amount of
								Amount of Deferred		Deferred
								(Gain) or Loss		(Gain) or
								Amortized (including		Loss
							Unamortized	Accelerated		expected to
							Deferred	Amortization) into		be
	Original					Deferred	(Gain) or	Interest Expense for		amortized
	Maximum			Fixed		(Gain) or	Loss at	the Six Months		over the
	Notional	Effective	Maturity	Rate	Termination	Loss Upon	June 30,	Ended June 30,		next twelve
Hedged Item	Amount	Date	Date	%	Date	Termination	2009	2008	2009	months
Securitization No. 1	$400,000	Dec-05	Aug-10	4.61	Jun-06	$(13,397)	$(3,363)	$(1,630)	$(1,557)	$(2,999)
Securitization No. 1	200,000	Dec-05	Dec-10	5.03	Jun-06	(2,541)	(542)	(288)	(185)	(327)
Securitization No. 1	451,911	Jun-06	Jun-16	5.78	Partial – Apr-09	2,758	—	—	2,758	—
Securitization No. 2	500,000	Mar-06	Mar-11	5.07	Jun-07	(2,687)	(1,151)	(377)	(359)	(697)
Securitization No. 2	200,000	Jan-07	Aug-12	5.06	Jun-07	(1,850)	(1,056)	(195)	(185)	(360)
Securitization No. 2	410,000	Feb-07	Apr-17	5.14	Jun-07	(3,119)	(2,206)	(232)	(202)	(380)
Term Financing No. 1	150,000	Jul-07	Dec-17	5.14	Mar-08	15,281	12,411	666	1,045	1,986
Term Financing No. 1	440,000	Jun-07	Feb-13	4.88	Partial – Mar-08	26,281	18,872	1,219	3,045	5,788
					Full – Jun-08
Term Financing No. 1	248,000	Aug-07	May-13	5.33	Jun-08	9,888	7,459	132	1,130	2,148
Term Financing No. 2	55,000	May-08	Mar-14	5.41	Jun-08	2,380	—	6	—	—
Term Financing No. 2	360,000	Jan-08	Feb-19	5.16	Partial – Jun-08	23,077	13,217	167	1,361	2,300
					Full – Oct-08
Repurchase Agreement	74,000	Feb-06	Jul-10	5.02	Feb-08	878	—	878	—	—
Repurchase Agreement	5,000	Dec-05	Sep-09	4.94	Mar-08	144	—	144	—	—
Repurchase Agreement	2,900	Jun-05	Mar-13	4.21	Jun-08	(19)	—	(19)	—	—
ECA Term Financing and future debt	238,000	Jan-11	Apr-16	5.23	Dec-08	19,430	18,490	—	940	—
Future debt and securitization	231,000	Apr-10	Oct-15	5.17	Partial – Jun-08	15,310	13,053	—	674	—
					Full – Dec-08
Future debt and securitization	203,000	Jun-07	Jan-12	4.89	Dec-08	2,728 (1)	496	59	968	441
Future debt and securitization	238,000	Jul-11	Sep-16	5.27	Dec-08	17,254	16,133	—	1,121	—

Total						$111,796	$91,813	$530	$10,554	$7,900

(1)	The deferred loss for this interest rate derivative is related to the period prior to de-designation.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2009
     The following table summarizes amounts charged directly to the consolidated statement of income for the three and six months ended June 30, 2008 and 2009, respectively, related to our interest rate derivatives:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
Interest Expense:
Hedge ineffectiveness (gains) losses (unrealized)	$3,907	$(3,202)	$5,905	$(3,331)

Amortization:
Accelerated amortization of deferred losses	122	829	122	3,704
Amortization of deferred (gains) losses	565	2,018	(595)	4,092
(Gains) Losses on termination of interest rate derivatives	(18)	2,758	1,003	2,758

Total Amortization	669	5,605	530	10,554

Total charged to interest expense	$4,576	$2,403	$6,435	$7,223

Other Income:
Mark to market gains (losses) on undesignated interest rate derivatives	$731	$1,072	$731	$1,164

Total charged to other income	$731	$1,072	$731	$1,164

     The weighted average interest pay rates of these derivatives were 4.90% at both December 31, 2008 and June 30, 2009.
     As of June 30, 2009, we did not have any cash collateral pledged under our interest rate derivatives, nor do we have any existing agreements that require cash collateral postings.
Note 11. Interest, Net
     The following table shows the components of interest, net:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
Interest on borrowings and other liabilities	$46,171	$36,642	$88,050	$73,412
Hedge ineffectiveness (gains) losses (unrealized)	3,907	(3,202)	5,905	(3,331)
Amortization of interest rate derivatives related to deferred (gains) losses	687	2,847	(473)	7,796
(Gains) losses on termination of interest rate derivatives	(18)	2,758	1,003	2,758
Amortization of deferred financing fees	4,203	3,198	6,787	5,731

Interest Expense	54,950	42,243	101,272	86,366
Less interest income	(2,827)	(416)	(4,558)	(857)
Less capitalized interest	(804)	(345)	(4,384)	(616)

Interest, net	$51,319	$41,482	$92,330	$84,893

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

OVERVIEW
     We are a global company that acquires, leases, and sells high-utility commercial jet aircraft to passenger and cargo airlines throughout the world. High-utility aircraft are generally modern, operationally efficient jets with a large operator base and long useful lives. As of June 30, 2009, our aircraft portfolio consisted of 131 aircraft and we had 60 lessees located in 35 countries. At June 30, 2009, the average age of the aircraft in our portfolio was 10.7 years and the average remaining lease term was 5.0 years, in each case weighted by net book value. Our revenues and income from continuing operations for the three and six months ended June 30, 2009 were $136.9 million and $29.6 million and $269.1 million and $50.0 million, respectively.
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
     We believe our team’s capabilities in the global aircraft leasing market place us in a favorable position to explore new income-generating activities when capital becomes available for such activities. However, the financial markets continue to be under considerable distress. It is not clear when credit will become readily available in sufficient volume to satisfy the financing and refinancing needs in the aviation industry. If current levels of financial market disruption continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital, on our cost of capital or on our business, financial condition or results of operations.
     In addition to the current financial markets turmoil, the global economic slowdown has reduced both passenger and cargo air traffic, as evidenced by the sharp drop in traffic levels during the past few months. The International Air Transport Association reported year on year declines in international passenger traffic for the first six months in 2009 of more than 8% and declines in international freight traffic in excess of 20%. This has translated into increased financial pressures on airlines as well as reduced demand for aircraft. With an average remaining lease term of 5.0 years and relatively modest scheduled releasing requirements over the next year, we believe our portfolio is well positioned. Our management team has significant experience in the leasing and technical management of aviation assets, and extensive experience managing lease restructuring and aircraft repossessions, which we believe is critical to mitigate our customer default exposure. However, we expect the business environment will continue to be very challenging for the aircraft leasing industry throughout 2009 and perhaps beyond.
     We intend to pay regular quarterly dividends to our shareholders. On March 13, 2009, our board of directors declared a first quarter dividend of $0.10 per common share, or an aggregate of $7.9 million, for the three months ended March 31, 2009, which was paid on April 15, 2009 to holders of record on March 31, 2009. On June 10, 2009, our board of directors declared a second quarter dividend of $0.10 per common share, or an aggregate of $7.9 million, for the three months ended June 30, 2009, which was paid on July 15, 2009 to shareholders of record on June 30, 2009. These dividends may not be indicative of the amount of any future dividends.
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
2009 Lease Expirations and Lease Placements
•	Scheduled lease expirations — placements. For our 20 owned aircraft originally having lease expirations in 2009, we executed leases and lease renewals, or commitments to lease or renew, with respect to 19 aircraft, including one aircraft we have taken back earlier than originally scheduled in 2009 on a consensual basis from a lessee. We are actively marketing the remaining aircraft. We estimate that, for the 20 aircraft, the weighted average lease term for the new leases or renewals will be approximately six years with monthly lease rates that are approximately six percent higher than the previous rentals.

•	Aircraft acquisitions — placements. In May 2009, we took delivery of one new A330-200 aircraft and immediately placed it on lease with Aerovias del Continente Americano, or Avianca, a new customer. We currently have no commitment to acquire additional aircraft in 2009.

•	Repossessions and other lease transitions — placements. In 2009, we delivered on lease eight aircraft we repossessed in 2008. In addition to the early transition mentioned in “Scheduled lease expiration — placements” above, we completed a consensual early lease termination for four aircraft in 2009:
•	Two Airbus Model A320-200 aircraft, which were placed on lease with new customers in the first and second quarters, respectively, of 2009.

•	One Boeing Model 767-300ER aircraft, for which we have an executed short-term lease with a scheduled delivery in August 2009, and which we are currently marketing for lease starting in the first quarter of 2010.

•	One Boeing Model 737-300 aircraft, which was returned to us in the third quarter of 2009 and for which we have a non-binding letter of intent for sale.
We have also agreed to an early termination of one Airbus Model A330-300 aircraft with an originally scheduled lease expiry in 2011 and have a commitment to lease this aircraft to another customer upon return, which is expected to occur in the fourth quarter of 2009.
2010 Lease Expirations and Lease Placements
•	Scheduled lease expirations — placements. For our 19 owned aircraft originally having lease expirations in 2010, we have executed lease renewals, or commitments to lease or renew, with respect to seven aircraft, we have signed sale agreements to sell two aircraft and we are actively remarketing the remaining ten aircraft. As mentioned above, one Boeing Model 767-300ER is expected to deliver on a short-term lease in 2009 and we are also actively marketing this aircraft for lease in the first quarter of 2010.

•	Aircraft acquisitions — placements. In February 2009, we amended the Airbus A330 Agreement to defer the scheduled delivery of an aircraft from the fourth quarter of 2010 to the first half of 2012 and in July 2009 we amended the Airbus A330 Agreement to defer the scheduled delivery of an aircraft from 2010 to 2011. We are scheduled to take delivery of two of the new A330-200 Aircraft, both in the second half of 2010. We have executed lease agreements for both aircraft with a carrier in Asia. We currently have no other commitment to acquire aircraft in 2010.

2011-2014 Lease Expirations and Lease Placements
•	Scheduled lease expirations — placements. We have 11 owned aircraft originally having lease expirations scheduled in 2011. We have executed lease renewals, or commitments to lease or renew, with respect to three of these aircraft, and we have a signed sale agreement to sell one aircraft. We are actively remarketing the remaining seven aircraft. We currently have 69 aircraft with lease expirations scheduled in the period 2012-2014.

•	Aircraft acquisitions — placements. We are scheduled to take delivery of six of the New A330 Aircraft in 2011 and three in 2012, and we are actively remarketing the remaining aircraft. We have executed a lease agreement for one of the New A330 Aircraft scheduled for delivery in 2011 with a carrier in Asia. We currently have no other commitment to acquire aircraft in the period 2011-2014.
Operating Expenses
     Operating expenses are comprised of depreciation of flight equipment held for lease, interest expense, selling, general and administrative expenses, or SG&A, and maintenance and other costs. Because our operating lease terms generally require the lessee to pay for operating, maintenance and insurance costs, our portion of maintenance and other costs relating to aircraft reflected in our statement of income has been nominal; however, to the extent our customers fail to pay operating, maintenance, insurance or transition costs, our portion of these expenses reflected in our income statement would increase.
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
Acquisitions and Dispositions
     We have an acquisition agreement, or the Airbus A330 Agreement, with Airbus S.A.S, or Airbus, under which we agreed to acquire from Airbus twelve new A330-200 aircraft, or the New A330 Aircraft. In February 2009, we amended the Airbus A330 Agreement to defer the scheduled delivery of an aircraft from the fourth quarter of 2010 to the first half of 2012. On May 27, 2009, we advanced one of the New A330 Aircraft positions and took delivery of one A330-200 aircraft and placed it on lease with Avianca, a new customer. In July 2009 we agreed with Airbus to defer one of the 2010 delivery positions to 2011. Two of the New A330 Aircraft are scheduled to be delivered in 2010, six are scheduled to be delivered in 2011 and the remaining three are scheduled to be delivered in 2012.

     The following table sets forth certain information with respect to the aircraft owned by us as of June 30, 2009:
AIRCASTLE AIRCRAFT INFORMATION

Owned
Aircraft as of
(Dollars in millions)	June 30, 2009(1)
Flight Equipment Held for Lease	$3,832
Number of Aircraft	131
Number of Lessees	60
Number of Countries	35
Weighted Average Age — Passenger (years) (2)(5)	11.1
Weighted Average Age — Freighter (years) (2)(5)	9.9
Weighted Average Age — Combined (years) (2)(5)	10.7
Weighted Average Remaining Passenger Lease Term (years) (3)(5)	3.6
Weighted Average Remaining Cargo Lease Term (years) (3)(5)	8.1
Weighted Average Remaining Combined Lease Term (years) (3)(5)	5.0
Weighted Average Fleet Utilization during Second Quarter 2009 (4)	98%

(1)	Calculated using net book value as of June 30, 2009.

(2)	Weighted average age (years) by net book value.

(3)	Weighted average remaining lease term (years) by net book value.

(4)	Aircraft on-lease days as a percent of total days in period weighted by net book value, excluding aircraft in freighter conversion.

(5)	Four Boeing Model 737-400 aircraft which will be converted to freighter configuration are included as “Freighter” aircraft; the remaining lease terms for these aircraft, for which we have executed leases post-conversion, are measured based on the ten-year terms of the post-conversion leases.
PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of
	June 30, 2009
	Number of	% of Net
	Aircraft	Book Value
Aircraft Type
Passenger:
Narrowbody	86	45%
Midbody	23	23%
Widebody	1	2%

Total Passenger	110	70%
Freighter(1)	21	30%

Total	131	100%

Manufacturer
Boeing	89	66%
Airbus	42	34%

Total	131	100%

Regional Diversification
Europe	60	46%
Asia(1)	32	22%
North America	14	12%
Latin America	10	8%
Middle East and Africa	15	12%

Total	131	100%

(1)	Includes four Boeing Model 737-400 aircraft which will be converted to freighter configuration as “Freighter” aircraft and for which we have executed leases with a carrier in Asia for delivery post-conversion.

     Our largest customer represents less than 8% of the net book value of flight equipment held for lease at June 30, 2009. Our top 15 customers for aircraft we owned at June 30, 2009, representing 54 aircraft and 58% of the net book value of flight equipment held for lease, are as follows:

			Number of
Percent of Net Book Value	Customer	Country	Aircraft
Greater than 6% per customer	Martinair	Netherlands	5
	Emirates	United Arab Emirates	2
	US Airways	USA	8

3% to 6% per customer	Iberia Airlines	Spain	6
	GOL Transportes Aereos(1)	Brazil	6
	Airbridge Cargo(2)	Russia	1
	World Airways	USA	2
	KLM Royal Dutch Airlines	Netherlands	1
	Icelandair(3)	Iceland	5

Less than 3% per customer	Swiss International Air Lines	Switzerland	2
	China Eastern Airlines(4)	China	4
	Jet Airways	India	4
	Korean Air	South Korea	2
	Cimber-Sterling	Denmark	4
	SriLankan Airlines	Sri Lanka	2

(1)	VRG Linhas Aereas and GOL Transportes Aereos are shown combined in the above table.

(2)	Guaranteed by Volga-Dnepr.

(3)	Icelandair and SmartLynx are shown combined in the above table.

(4)	China Eastern Airlines has announced that it will acquire Shanghai Airlines, a customer to which we lease four aircraft. The combined entity would be our 4th largest customer, with over 4% of net book value of flight equipment held for lease.
     Our owned aircraft portfolio as of June 30, 2009 is listed in Exhibit 99.1 to this report. Approximately 87% of the total aircraft and 88% of the freighters we owned as of June 30, 2009 are what we consider to be the most current technology for the relevant airframe and engine type and airframe size, as listed under the headings “Latest Generation Narrowbody Aircraft,” “Latest Generation Midbody Aircraft,” “Latest Generation Widebody Aircraft” and “Latest Generation Widebody Freighter Aircraft” in Exhibit 99.1 to this report.
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
     To the extent that we acquire additional aircraft directly, we intend to fund such investments through medium to longer-term financings, including commercial and export credit agency supported debt, and cash on hand. We may repay all or a portion of such borrowings from time to time with the net proceeds from subsequent long-term debt financings, additional equity offerings or cash generated from operations and asset sales. Therefore, our ability to execute our business strategy, particularly the acquisition of additional commercial jet aircraft or other aviation assets, depends to a significant degree on our ability to obtain additional debt and equity capital on terms we deem attractive.

RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2008 to the three months ended June 30, 2009

	Three Months Ended
	June 30,
	2008	2009
	(Dollars in thousands)
Revenues:
Lease rental revenue	$137,647	$129,406
Amortization of net lease discounts and lease incentives	2,502	(2,810)
Maintenance revenue	4,142	9,637

Total lease rentals	144,291	136,233
Interest income	614	594
Other revenue	490	86

Total revenues	145,395	136,913

Expenses:
Depreciation	51,605	51,688
Interest, net	51,319	41,482
Selling, general and administrative (including non-cash share based payment expense of $1,615 and $1,729 for the three months ended June 30, 2008 and 2009, respectively)	11,354	11,122
Maintenance and other costs	597	4,502

Total operating expenses	114,875	108,794

Other income:
Gain on sale of aircraft	5,126	—
Other	1,328	1,501

Total other income	6,454	1,501

Income from continuing operations before income taxes	36,974	29,620
Income tax provision	1,633	2,049

Net income	$35,341	$27,571

Revenues:
     Total revenues decreased by 5.8% or $8.5 million for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, primarily as a result of the following:
     Lease rental revenue. The decrease in lease rental revenue of $8.2 million for the three months ended June 30, 2009 as compared to the same period in 2008 was primarily the result of decreases of:
•	$5.0 million of revenue downtime in connection with aircraft in transition and freighter conversions;

•	$2.7 million of revenue as a result of the impact of 2008 and 2009 aircraft acquisitions net of dispositions; and

•	$0.5 million due to lower floating rate lease rentals and lease rate changes.
     Amortization of net lease discounts and lease incentives. The decrease in amortization of net lease discounts and lease incentives of $5.3 million for the three months ended June 30, 2009 as compared to the same period in 2008 results from the decrease in amortization of net lease discounts of $1.2 million and an increase in amortization of lease incentives of $4.1 million for aircraft transitions.
     Maintenance revenue. The increase in maintenance revenue of $5.5 million is primarily the result of $1.0 million of maintenance revenue from scheduled lease terminations ($5.2 million in the three months ended June 30, 2009 as compared to $4.1 million in the three months ended June 30, 2008) and $4.5 million of maintenance revenue from early terminations of leases in the three months ended June 30, 2009.

Operating Expenses:
     Total operating expenses decreased by 5% or $6.1 million for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 primarily as a result of the following:
     Depreciation expense increased by $0.1 million for the three months ended June 30, 2009 over the same period in 2008 as a result of an increase in the aircraft book value due to the aircraft acquired in 2008, partially offset by the reduction in depreciation expense as a result of the sales of owned aircraft in 2008.
     Interest, net consisted of the following:

	Three Months Ended
	June 30,
	2008	2009
	(Dollars in thousands)
Interest on borrowings and other liabilities	$46,171	$36,642
Hedge ineffectiveness (gains) losses (unrealized)	3,907	(3,202)
Amortization of interest rate derivatives related to deferred (gains) losses	687	2,847
(Gain) losses on termination of interest rate derivatives	(18)	2,758
Amortization of deferred financing fees	4,203	3,198

Interest Expense	54,950	42,243
Less interest income	(2,827)	(416)
Less capitalized interest	(804)	(345)

Interest, net	$51,319	$41,482

     Interest, net decreased by $9.8 million, or 19%, over the three months ended June 30, 2008. The net decrease is primarily a result of:
•	a $9.5 million decrease in interest expense on our borrowings primarily due to a lower average debt balance;

•	a $7.1 million decrease resulting from changes in measured hedge ineffectiveness; and

•	a $1.0 million decrease in amortization of deferred financing fees resulting primarily from the write-off of fees during the second quarter of 2008.
     These decreases were partially offset by:
•	a $2.2 million increase in amortization of deferred losses due to the termination of several interest rate derivative contracts during the fourth quarter of 2008;

•	a $2.8 million hedge termination charge in the second quarter of 2009;

•	a $2.4 million decrease in interest income, reflecting significantly lower interest rates during the second quarter of 2009 compared to the same period in 2008; and

•	a $0.5 million decrease in capitalized interest due to delivery of aircraft from freighter conversion and lower interest rates during the second quarter of 2009 compared to the same period in 2008.
     Selling, general and administrative expenses, or SG&A, for the three months ended June 30, 2009 decreased by $0.2 million, or 2% over the same period in 2008. This decrease was due mainly to a decrease in personnel costs of $0.5 million and travel expenses of $0.1 million, partially offset by an increase in professional fees of $0.4 million. Non-cash share based expense was $1.6 million in 2008 and $1.7 million in 2009, respectively.
     Maintenance and other costs increased $3.9 million primarily as a result of aircraft transition costs for six of the eight aircraft returned from bankrupt lessees and three aircraft with leases that terminated before scheduled expiry.

Other income:
     Total other income for the three months ended June 30, 2009 decreased by $5.0 million over the same period in 2008 primarily as a result of the gain on sale of aircraft of $5.1 million recorded during the second quarter of 2008.
Income Tax Provision
     Our provision for income taxes for the three months ended June 30, 2008 and 2009 was $1.6 million and $2.0 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland and the United States. The increase in our income tax provision of approximately $0.4 million for the three months ended June 30, 2009 as compared to the same period in 2008 was primarily attributable to the increase in our operating income subject to tax in Ireland and the United States.
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

Comparison of the six months ended June 30, 2008 to the six months ended June 30, 2009

	Six Months Ended
	June 30,
	2008	2009
	(Dollars in thousands)
Revenues:
Lease rental revenue	$268,628	$255,400
Amortization of net lease discounts and lease incentives	5,148	(3,927)
Maintenance revenue	4,142	16,240

Total lease rentals	277,918	267,713
Interest income	1,905	1,227
Other revenue	528	111

Total revenues	280,351	269,051

Expenses:
Depreciation	99,820	103,249
Interest, net	92,330	84,893
Selling, general and administrative (including $3,213 and $3,387 for the six months ended June 30, 2008 and 2009, respectively)	22,843	22,217
Maintenance and other costs	1,242	10,278

Total operating expenses	216,235	220,637

Other income:
Gain on sale of aircraft	5,126	—
Other	1,083	1,593

Total other income	6,209	1,593

Income from continuing operations before income taxes	70,325	50,007
Income tax provision	3,347	3,965

Net income	$66,978	$46,042

Revenues:
     Total revenues decreased by 4.0% or $11.3 million for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, primarily as a result of the following:
     Lease rental revenue. The decrease in lease rental revenue of $13.2 million for the six months ended June 30, 2009 as compared to the same period in 2008 was primarily the result of decreases of:
•	$12.5 million of revenue downtime in connection with aircraft in transition and freighter conversions; and

•	$1.5 million due to lower floating rate lease rentals and lease rate changes.
     These decreases were partially offset by:
•	$0.8 million of additional revenue as a result of the impact of 2008 and 2009 aircraft acquisitions net of dispositions.
     Amortization of net lease discounts and lease incentives. The decrease in amortization of net lease discounts and lease incentives of $9.1 million for the six months ended June 30, 2009 as compared to the same period in 2008 results from the decrease in amortization of net lease discounts of $2.4 million and an increase in amortization of lease incentives of $6.7 million for aircraft transitions.
     Maintenance revenue. The increase in maintenance revenue of $12.1 million is primarily the result of $5.1 million of maintenance revenue from scheduled lease terminations ($9.2 million in the six months ended June 30, 2009 as compared to $4.1 million in the six months ended June 30, 2008) and $7.0 million of maintenance revenue from early terminations of leases in the six months ended June 30, 2009.
     Interest Income. The decrease in interest income of $0.7 million was primarily due to the sale of two of our debt investments in February 2008.

Operating Expenses:
     Total operating expenses increased by 2% or $4.4 million for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 primarily as a result of the following:
     Depreciation expense increased by $3.4 million for the six months ended June 30, 2009 over the same period in 2008 as a result of an increase in the aircraft book value due to the aircraft acquired in 2008, partially offset by the reduction in depreciation expense as a result of the sales of owned aircraft in 2008.
     Interest, net consisted of the following:

	Six Months Ended
	June 30,
	2008	2009
	(Dollars in thousands)
Interest on borrowings and other liabilities	$88,050	$73,412
Hedge ineffectiveness (gains) losses (unrealized)	5,905	(3,331)
Amortization of interest rate derivatives related to deferred (gains) losses	(473)	7,796
Losses on termination of interest rate derivatives	1,003	2,758
Amortization of deferred financing fees	6,787	5,731

Interest Expense	101,272	86,366
Less interest income	(4,558)	(857)
Less capitalized interest	(4,384)	(616)

Interest, net	$92,330	$84,893

     Interest, net decreased by $7.4 million, or 8%, over the six months ended June 30, 2008. The net decrease is primarily a result of:
•	a $14.6 million decrease in interest expense on our borrowings primarily due to a lower average debt balance;

•	a $9.2 million decrease resulting from changes in measured hedge ineffectiveness; and

•	a $1.1 million decrease in amortization of deferred financing fees resulting primarily from the write-off of fees during the second quarter of 2008.
     These decreases were partially offset by:
•	a $8.3 million increase in amortization of deferred losses primarily due to the termination of several interest rate derivative contracts during the fourth quarter of 2008;

•	a $1.8 million increase in hedge termination charges;

•	a $3.7 million decrease in interest income, reflecting significantly lower interest rates during the six months ended June 30, 2009 compared to the same period in 2008; and

•	a $3.8 million decrease in capitalized interest due to delivery of aircraft from freighter conversion and lower interest rates during six months ended June 30, 2009 compared to the same period in 2008.
     Selling, general and administrative expenses, or SG&A, for the six months ended June 30, 2009 decreased by $0.6 million, or 3% over the same period in 2008. This decrease was due mainly to a decrease in personnel costs of $0.8 million, partially offset by an increase in professional fees of $0.1 million. Non-cash share based expense was $3.2 million in 2008 and $3.4 million in 2009, respectively.
     Maintenance and other costs increased $9.0 million primarily as a result of aircraft transition costs for six of the eight aircraft returned from bankrupt lessees and three aircraft with leases that terminated before scheduled expiry.
Other income:
     Total other income for the six months ended June 30, 2009 decreased by $4.6 million over the same period in 2008 primarily as a result of the gain on sale of aircraft of $5.1 million recorded during the second quarter of 2008.

Income Tax Provision
     Our provision for income taxes for the six months ended June 30, 2008 and 2009 was $3.3 million and $4.0 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland and the United States. The increase in our income tax provision of approximately $0.6 million for the six months ended June 30, 2009 as compared to the same period in 2008 was primarily attributable to the increase in our operating income subject to tax in Ireland and the United States.
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
     In April, 2009, the FASB issued three final FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements. FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The FSPs are effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSPs for the interim and annual periods ending after March 15, 2009. The Company adopted these FSPs during the second quarter of 2009 and the adoption of these FSPs did not have a material impact on our consolidated financial statements.

     In May 2009, the FASB issued SFAS No. 165, Subsequent Events, or SFAS No. 165. SFAS No. 165 is intended to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS No. 165 during the second quarter of 2009 and the adoption of SFAS No. 165 did not have a material impact on our consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation (“FIN”) No. 46(R) (“SFAS No. 167”), which amends FIN No. 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest, or interests, give it a controlling financial interest in a variable interest entity. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This Statement amends certain guidance in FIN No. 46(R) for determining whether an entity is a variable interest entity and requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. SFAS No. 167 will be effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The Company is currently evaluating the requirements of SFAS No. 167 and has not yet determined the impact on the Company’s consolidated financial statements.
     Also in June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, or SFAS No. 168. This Statement replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles and identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification does not replace or affect guidance issued by the SEC or its staff for public entities in their filings with the SEC. SFAS No. 168 shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company plans to adopt SFAS No. 168 during the third quarter of 2009 and the adoption of SFAS No. 165 is not expected to have a material effect on our consolidated financial statements.
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

     During the six months ended June 30, 2009, we acquired an aircraft and made capital expenditures (including lease incentives) to our aircraft portfolio totaling $105.7 million. We expect to fund approximately $136.4 million of purchase obligations for aircraft pre-delivery and conversion payments during the next twelve months. In addition, at June 30, 2009, we expect capital expenditures and lessee maintenance payment draws on our owned and committed aircraft portfolio to be approximately $105 million to $115 million, excluding freighter conversion payments (see Purchase Obligations in “Contractual Obligations” below), and we expect maintenance payment collections from lessees on our owned aircraft portfolio of approximately equal to the expected expenditures and draws over the next twelve months. There can be no assurance that the capital expenditures, our contributions to maintenance events and lessee maintenance payment draws described above will not be greater than expected or that our expected maintenance payment collections or disbursements will equal our current estimates.
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
Cash Flows

	Six Months Ended
	June 30,
	2008	2009
	(Dollars in thousands)
Net cash flow provided by operating activities	$137,188	$126,491
Net cash flow used in investing activities	(80,164)	(144,735)
Net cash flow provided by financing activities	6,377	33,082
     Operating activities provided net cash flow of $137.2 million and $126.5 million for the six months ended June 30, 2008 and June 30, 2009, respectively. Net cash from operations decreased $10.7 million for the six months ended June 30, 2009 versus the same period in 2008 primarily as a result of:
•	$13.2 million decrease in cash flow from lease rental revenues;

•	$0.2 million decrease in cash flow from working capital (changes in certain assets and liabilities); and

•	$9.0 million cash paid for aircraft transition costs in 2009.
         These decreases were partially offset by:
•	$7.9 million decrease in cash payments for interest; and

•	$6.4 million increase in cash received for maintenance revenue.
     Net cash flow used in investing activities was $80.2 million and $144.7 million for the six months ended June 30, 2008 and June 30, 2009, respectively. Net cash used in investing activities for the six months ended June 30, 2009 consisted primarily of:
•	$105.7 million of cash used for aircraft acquisitions and capital expenditures (including lease incentives); and

•	$39.7 million of cash used for aircraft pre-delivery payments and progress payments on conversions of aircraft.

     Net cash flow provided by financing activities totaled $6.4 million for the six months ended June 30, 2008 and $33.1 million for the six months ended June 30, 2009. The net increase in cash flow provided by financing activities of $26.7 million versus the same period in 2008 was a result of:
•	$67.8 million of lower principal repayments on our repurchase agreements;

•	$65.6 million of lower payments for terminated cash flow hedges;

•	$58.9 million of lower dividend payments;

•	$14.5 million of lower deferred financings costs; and

•	$7.5 million of security deposits and maintenance payments received (net of payments).
         These increases were partially offset by:
•	$188.6 million of lower borrowings (net of repayments) on our credit facilities, term debt financings and securitizations.
Debt Obligations
     The following table provides a summary of our securitizations and term financing facilities at June 30, 2009:

					Final
		Outstanding	Number of	Interest	Stated
Debt Obligation	Collateral	Borrowing(1)	Aircraft	Rate(2)	Maturity(3)
	(Dollars in thousands)
Securitization No. 1	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	$461,324	36	0.59%	6/20/31
Securitization No. 2	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	1,082,486	57	0.58%	6/14/37
Term Financing No. 1	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	733,160	28	2.08%	5/02/15
Term Financing No. 2	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	133,852	8	3.30%	9/23/13
ECA Term Financing	Interests in aircraft leases, beneficial interests in aircraft leasing entities and related interests	70,543	1	4.48%	5/27/21

Total		$2,481,365

(1)	Outstanding borrowing amount equals committed borrowing amount at June 30, 2009.

(2)	Reflects floating rate in effect at the most recent applicable reset date.

(3)	For Securitization No. 1, Securitization No. 2 and Term Financing No. 1, all cash flows available after expenses and interest will be applied to debt amortization, if the debt is not refinanced by June 2011, June 2012, and May 2013, respectively.
     Our debt obligations contain various loan covenants which are customary for financings of the relevant type. Such covenants do not, in management’s opinion, materially restrict our investment strategy or our ability to raise capital. We are in compliance with all of our loan covenants as of June 30, 2009.
     In May 2009, we entered into a twelve-year $70.9 million term loan with Citibank International Plc which is supported by a guarantee from Compagnie Francaise d’Assurance pour le Commerce Exterieur, or COFACE, the French government sponsored export credit agency, or ECA, which we refer to as “ECA Term Financing” for the financing of a new Airbus Model A330-200 aircraft. The borrowing under the ECA Term Financing bears a fixed rate of interest equal to 4.475%. The obligations outstanding under the ECA Term Financing are secured by, among other things, a mortgage over the aircraft and a pledge of our ownership interest in our subsidiary company that leases the aircraft to the operator. The ECA Term Financing documents contain a $500 million minimum net worth covenant for Aircastle Limited, as well as a material adverse change default and cross default to any other recourse obligation of

Aircastle Limited, and other terms and conditions customary for ECA-supported financings being completed at this time. In addition, Aircastle Limited has guaranteed the repayment of the ECA Term Financing.
     The following securitizations and term debt financing structures include liquidity facility commitments described in the table below:

		Available Liquidity
		December 31,	June 30,	Unused	Interest Rate
Facility	Liquidity Facility Provider	2008	2009	Fee	on any Advances
	(Dollars in thousands)
Securitization No. 1	Calyon	$42,000	$42,000	0.45%	1M Libor + 1.00%
Securitization No. 2	HSH Nordbank AG	82,343	81,186 (1)	0.50%	1M Libor + 0.75%(2)
Term Financing No. 1	Calyon	15,152	14,663	0.60%	1M Libor + 1.20%

(1)	Following a ratings downgrade with respect to the liquidity facility provider in May 2009, the liquidity facility was drawn and the proceeds, or permitted investments thereof, remain available to provide liquidity if required.

(2)	Amounts drawn following a ratings downgrade with respect to the liquidity facility provider do not bear interest; however, net investment earnings will be paid to the liquidity facility provider and the unused fee continues to apply.
The purpose of these facilities is to provide liquidity for the relevant securitization or term financing in the event that cash flow from lease contracts and other revenue sources is not sufficient to pay operating expenses with respect to the relevant aircraft portfolio and interest payments and interest rate hedging payments for the relevant securitization or term debt financings. These liquidity facilities are generally 364-day commitments of the liquidity provider and may be extended prior to expiry. If a facility is not extended, or in certain circumstances if the short-term credit rating of the liquidity provider is downgraded, the relevant securitization or term financing documents require that the liquidity facility is drawn and the proceeds of the drawing placed on deposit so that such amounts may be available, if needed, to provide liquidity advances for the relevant securitization or term financing. Downgrade or non-extension drawings are generally not required to be repaid to the liquidity facility provider until 15 days after final maturity of the securitization or term financing debt. In the case of the liquidity facilities for Securitization No. 2 and Term Financing No. 1, the required amount of the facilities reduce over time as the principal balance of the debt amortizes, with the Securitization No. 2 liquidity facility having a minimum required amount of $65 million.
     In May 2009, we were notified of a short-term credit rating downgrade of the liquidity facility provider for Securitization No. 2, HSH Nordbank AG. This downgrade required a drawing of the liquidity facility in cash, which was deposited in a liquidity facility deposit account and held as cash collateral. In June 2009, HSH Nordbank AG directed the investment of this cash into a long-term, AAA-rated investment. We returned the cash in exchange for the long-term investment, which was considered a non-cash transaction and accordingly, at June 30, 2009, an amount of $81.2 million is recorded as an asset on our consolidated balance sheet as Restricted liquidity facility collateral. In addition, the commitment to repay the Securitization No. 2 liquidity facility in the amount of $81.2 million is recorded as a liability on our consolidated balance sheet as Liquidity facility. As of June 30, 2009, the liquidity facilities for Securitization No. 1 and Term Financing No. 1 remain undrawn.
Contractual Obligations
     Our contractual obligations consist of principal and interest payments on variable rate liabilities, obligations under the Airbus A330 Agreement, obligations under our freighter conversion contracts and rent payments pursuant to our office leases. Total contractual obligations decreased from $3.75 billion at December 31, 2008 to approximately $3.45 billion at June 30, 2009 due primarily to principal and interest payments made under our securitizations and term financings, lower variable interest rates and payments made under our purchase obligations.

     The following table presents our actual contractual obligations and their payment due dates as of June 30, 2009:

	Payments Due By Period as of June 30, 2009
		Less than			More than
Contractual Obligations	Total	1 year	2-3 years	4-5 years	5 years
	(Dollars in thousands)
Securitization No. 1(1)	$472,059	$24,929	$124,685	$193,629	$128,816
Securitization No. 2(2)	1,114,966	56,666	123,488	346,342	588,470
Term Financing No. 1(3)	804,885	63,890	124,720	187,534	428,741
Term Financing No. 2(4)	143,837	34,831	70,977	38,029	—
ECA Term Financing(5)	91,144	7,648	15,297	15,297	52,902
Office leases(6)	4,177	1,041	1,971	785	380
Purchase obligations(7)	817,791	136,410	681,381	—	—

Total	$3,448,859	$325,415	$1,142,519	$781,616	$1,199,309

(1)	Includes interest on variable rate, LIBOR-based instruments at the June 30, 2009 rate and principal payments based on amortization schedules through October 2015 that require the securitization cash flows be applied to the outstanding principal balance of the indebtedness so that the loan to assumed aircraft values are held constant through June 2011, after which all excess cash flow is required to reduce the principal balances of the indebtedness.

(2)	Includes interest on variable rate, LIBOR-based instruments at the June 30, 2009 rate and principal payments based on amortization schedules through February 2018 that require the securitization cash flows be applied to the outstanding principal balance of the indebtedness so that the loan to assumed aircraft values are held constant through June 2012, after which all excess cash flow is required to reduce the principal balances of the indebtedness. The Less than 1 year commitments include repayment of $8.3 million and the 2-3 years commitments include repayments of $15.2 million related to contracted sales for two aircraft in 2010 and one aircraft in 2011.

(3)	Includes interest on variable rate, LIBOR-based instruments at the June 30, 2009 rate and scheduled principal payments through May 2013, after which all excess cash flow is required to reduce the principal balances of the indebtedness until maturity in May 2015.

(4)	Includes interest on variable rate, LIBOR-based instruments at the June 30, 2009 rate and principal payments equal to 85% of the cash flow remaining after the payment of expenses, fees, interest and amounts owing to interest rate hedge providers.

(5)	Includes scheduled principal and interest payments based upon a fixed rate, 12 year, fully amortizing loan.

(6)	Represents contractual payment obligations for our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.

(7)	At June 30, 2009, we had aircraft purchase agreements and freighter conversion agreements, including the acquisition of 11 New A330 Aircraft from Airbus. In July 2009, we amended the Airbus A330 Agreement to defer the scheduled delivery of an aircraft from 2010 to 2011. As a result, our committed amounts to acquire, convert and modify aircraft including, where applicable, our estimate of adjustments for configuration changes, engine acquisition costs, contractual price escalations and other adjustments, net of amounts already paid, will be approximately $818.9 million ($123.6 million - less than one year and $695.3 million - 2-3 years).
Capital Expenditures
     We make capital expenditures from time to time in connection with improvements made to our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the six months ended June 30, 2008 and 2009, we incurred a total of $19.2 million and $24.7 million, respectively, of capital expenditures (including lease incentives) related to the acquisition and improvement of aircraft.
     As of June 30, 2009, the weighted average age (by net book value) of our aircraft was approximately 10.7 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Under our leases, the lessee is primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement. At June 30, 2009, we had $241.1 million of maintenance reserves as a liability on our balance sheet. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.
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
Off-Balance Sheet Arrangements
     We did not have any off-balance sheet arrangements as of June 30, 2009.
Foreign Currency Risk and Foreign Operations
     At June 30, 2009, all of our leases are payable to us in U.S. dollars. However, we incur Euro and Singapore dollar-denominated expenses in connection with our subsidiary in Ireland and branch office in Singapore. As of June 30, 2009, 11 of our 74 employees were based in Ireland and four employees were based in Singapore. For the six months ended June 30, 2009, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated approximately $3.5 million in U.S. dollar equivalents and represented approximately 16% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, it is likely that our international operations and our exposure to foreign currency risk will increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases we may enter into hedging transactions in the future to mitigate this risk. For the six months ended June 30, 2008 and 2009, we incurred insignificant net gains and losses on foreign currency transactions.
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

     We held the following derivative contracts as of June 30, 2009:

	Liability Derivatives
				Future
	Current			Maximum
	Notional	Effective	Maturity	Notional	Floating	Fixed	Balance Sheet
Hedged Item	Amount	Date	Date	Amount	Rate	Rate	Location	Fair Value
	(Dollars in thousands)
Interest rate derivatives designated as cash flow hedges under Statement 133:
Securitization No. 1	$461,324	Jun-06	Jun-16	$461,324	1M LIBOR + 0.27%	5.78%	Fair value of derivative liabilities	$54,121
Securitization No. 2	1,073,895	Jun-07	Jun-12	1,073,895	1M LIBOR	5.25% to 5.36%	Fair value of derivative liabilities	95,328
Term Financing No. 1(1)	665,658	Jun-08	May-13	665,658	1M LIBOR	4.04%	Fair value of derivative liabilities	34,664
Term Financing No. 1(1)	—	May-13	May-15	491,718	1M LIBOR	5.31%	Fair value of derivative liabilities	4,176

Total interest rate derivatives designated as cash flow hedges under Statement 133	2,200,877			2,692,595				188,289

Interest rate derivatives not designated as cash flow hedges under Statement 133:
Term Financing No. 2 (2)	119,870	Oct-08	Sep-13	119,870	3M LIBOR	3.17%	Fair value of derivative liabilities	3,122

Total interest rate derivatives not designated as cash flow hedges under Statement 133	119,870			119,870				3,122

Total interest rate derivatives	$2,320,747			$2,812,465				$191,411

(1)	The interest payments related to Term Financing No. 1 are being hedged by two consecutive interest rate derivatives. When the first matures in May 2013, the next becomes effective.

(2)	Although we entered into this interest rate derivative to hedge the variable rate interest payments in connection with Term Financing No. 2, it has not been designated as a hedge for accounting purposes.
     As of June 30, 2009, accrued interest payable included in Accounts payable, accrued expenses, and other liabilities on our consolidated balance sheet was $5.9 million related to interest rate derivatives designated as cash flow hedges and $68 thousand for interest rate derivatives not designated as cash flow hedges.
     The amount of loss expected to be reclassified from accumulated OCI into interest expense over the next 12 months consists of net interest settlements on active interest rate derivatives disclosed above, in the amount of $91.9 million and the amortization of deferred net losses in the amount of $7.9 million. For the six months ended June 30, 2009, the amount of loss reclassified from accumulated OCI into interest expense consisted of net interest settlements on active interest rate derivatives in the amount of $49.2 million, and the amortization of deferred net losses in the amount of $4.1 million as disclosed below.

     The following table summarizes amounts charged directly to the consolidated statement of income for the three and six months ended June 30, 2008 and 2009, respectively, related to our interest rate derivatives:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
	(Dollars in thousands)
Interest Expense:
Hedge ineffectiveness (gains) losses (unrealized)	$3,907	$(3,202)	$5,905	$(3,331)

Amortization:
Accelerated amortization of deferred losses	122	829	122	3,704
Amortization of deferred (gains) losses	565	2,018	(595)	4,092
(Gains) Losses on termination of interest rate derivatives	(18)	2,758	1,003	2,758

Total Amortization	669	5,605	530	10,554

Total charged to interest expense	$4,576	$2,403	$6,435	$7,223

Other Income:
Mark to market gains (losses) on undesignated interest rate derivatives	$731	$1,072	$731	$1,164

Total charged to other income	$731	$1,072	$731	$1,164

     The weighted average interest pay rates of these derivatives were 4.90% at both December 31, 2008 and June 30, 2009.
     As of June 30, 2009, we did not have any cash collateral pledged under our interest rate derivatives, nor do we have any existing agreements that require cash collateral postings.
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
     EBITDA is not an alternative to net income, income from operations or cash flows provided by or used in operations as calculated and presented in accordance with GAAP. You should not rely on EBITDA as a substitute for any such GAAP financial measure. We strongly urge you to review the reconciliation of EBITDA to GAAP net income (loss), along with our consolidated financial statements included elsewhere in this quarterly report. We also strongly urge you to not rely on any single financial measure to evaluate our business. In addition, because EBITDA is not a measure of financial performance under GAAP and is susceptible to varying calculations, the EBITDA measure, as presented in this quarterly report, may differ from, and may not be comparable to, similarly titled measures used by other companies. The table below shows the reconciliation of net income (loss) to EBITDA for the three and six months ended June 30, 2008 and 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
	(Dollars in thousands)
Net income	$35,341	$27,571	$66,978	$46,042
Depreciation	51,605	51,688	99,820	103,249
Amortization of net lease discounts and lease incentives	(2,502)	2,810	(5,148)	3,927
Interest, net	51,319	41,482	92,330	84,893
Income tax provision	1,633	2,049	3,347	3,965

EBITDA	$137,396	$125,600	$257,327	$242,076

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

Sensitivity Analysis
     The following discussion about the potential effects of changes in interest rates is based on a sensitivity analysis, which models the effects of hypothetical interest rate shifts on our financial condition and results of operations. We changed our interest rate risk disclosure to an alternative that provides a more meaningful analysis of our interest rate risk. Although we believe a sensitivity analysis provides the most meaningful analysis permitted by the rules and regulations of the SEC, it is constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by the inability to include the extraordinarily complex market reactions that normally would arise from the market shifts modeled. Although the following results of a sensitivity analysis for changes in interest rates may have some limited use as a benchmark, they should not be viewed as a forecast. This forward-looking disclosure also is selective in nature and addresses only the potential minimum contracted rental and interest expense impacts on our financial instruments and our six variable rate leases and, in particular, does not address the mark-to-market impact on our interest rate derivatives. It also does not include a variety of other potential factors that could affect our business as a result of changes in interest rates.
     A hypothetical 100-basis point increase/decrease in our variable interest rates would increase/decrease the minimum contracted rentals on our portfolio as of June 30, 2009 by $1.3 million over the next twelve months. As of June 30, 2009, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $0.9 million and $0.8 million, respectively, net of amounts received from our interest rate derivatives, over the next twelve months.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
     The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2009. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.
Changes in Internal Control over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is not a party to any material legal or adverse regulatory proceedings.
Item 1A. Risk Factors
     There have been no material changes to the disclosure related to the risk factors described in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2008.
Item 4. Submission of Matters to a Vote of Security Holders
     The annual general meeting of the shareholders of Aircastle Limited was held on May 13, 2009, at which meeting our shareholders voted to (1) elect Wesley R. Edens and Peter V. Ueberroth as Class III directors of the Company, (2) reduce our share premium account by transferring US$ 1 billion to our contributed surplus account and (3) appoint Ernst & Young LLP as independent registered public accounting firm for the Company for fiscal year 2009 and to authorize the directors of Aircastle Limited, acting by the Audit Committee, to determine the independent registered public accounting firm’s fees. The voting results for each proposal submitted to a vote were as listed below.
     Election of Class III Directors:

	Wesley R. Edens	Peter V. Ueberroth
Votes for:	41,994,220	60,690,786
Votes withheld:	19,222,965	526,399
Write in nominees:	—	—
The other directors whose terms of office continued after the meeting are: Ronald W. Allen and Douglas A. Hacker as Class I directors; and Joseph P. Adams Jr., John Z. Kukral and Ronald L. Merriman as Class II directors.
The reduction of our share premium account by transferring US$ 1 billion to our contributed surplus account:

Votes for:	61,067,246
Votes against:	102,154
Votes abstaining:	47,785
Appointment of Ernst & Young LLP as Independent Public Accounting Firm for Fiscal Year 2009:

Votes for:	60,724,370
Votes against:	483,980
Votes abstaining:	8,835

Item 6. Exhibits

Exhibit No.	Description of Exhibit
3.1	Memorandum of Association†

3.2	Bye-laws†

4.1	Specimen Share Certificate†

4.2	Amended and Restated Shareholders Agreement among Aircastle Limited and Fortress Investment Fund III LP, Fortress Investment Fund III (Fund B) LP, Fortress Investment Fund III (Fund C) LP, Fortress Investment Fund III (Fund D) L.P., Fortress Investment Fund III (Fund E) LP, Fortress Investment Fund III (Coinvestment Fund A) LP, Fortress Investment Fund III (Coinvestment Fund B) LP, Fortress Investment Fund III (Coinvestment Fund C) LP, Fortress Investment Fund III (Coinvestment Fund D) L.P., Drawbridge Special Opportunities Fund LP, Drawbridge Special Opportunities Fund Ltd. and Drawbridge Global Macro Master Fund Ltd.†

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Owned Aircraft Portfolio at June 30, 2009

†	Incorporated by reference to the Company’s registration statement on Form S-1, filed with the SEC on June 2, 2006, as amended on July 10, 2006, July 25, 2006 and August 2, 2006.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 7, 2009

AIRCASTLE LIMITED (Registrant)
By:	/s/ Aaron Dahlke
Aaron Dahlke
Chief Accounting Officer and Authorized Officer