Form 10-Q
period 2009-09-30
Aircastle LTD
filed 2009-11-09
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Registrant’s telephone number, including area code (203) 504-1020
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑   NO ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐   NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘‘large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES ☐   NO ☑
     As of October 30, 2009, there were 79,234,663 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries
Form 10-Q

PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements
Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,	September 30,
	2008	2009
		(Unaudited)
ASSETS
Cash and cash equivalents	$80,947	$132,408
Accounts receivable	3,161	4,065
Debt investments	14,349	7,136
Restricted cash and cash equivalents	182,623	218,079
Restricted liquidity facility collateral	—	81,000
Flight equipment held for lease, net of accumulated depreciation of $371,591 and $521,251	3,837,543	3,767,314
Aircraft purchase deposits and progress payments	68,923	109,454
Leasehold improvements, furnishings and equipment, net of accumulated depreciation of $1,999 and $2,349	1,174	907
Other assets	62,852	70,519

Total assets	$4,251,572	$4,390,882

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from securitizations and term debt financings	$2,476,296	$2,435,593
Accounts payable, accrued expenses and other liabilities	60,789	59,205
Dividends payable	7,862	7,923
Lease rentals received in advance	28,463	27,758
Liquidity facility	—	81,000
Security deposits	65,307	73,131
Maintenance payments	224,288	250,018
Fair value of derivative liabilities	276,401	205,549

Total liabilities	3,139,406	3,140,177

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 250,000,000 shares authorized, 78,620,320 shares issued and outstanding at December 31, 2008; and 79,234,663 shares issued and outstanding at September 30, 2009	786	792
Additional paid-in capital	1,474,455	1,478,275
Retained earnings (deficit)	(473)	55,256
Accumulated other comprehensive loss	(362,602)	(283,618)

Total shareholders’ equity	1,112,166	1,250,705

Total liabilities and shareholders’ equity	$4,251,572	$4,390,882

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Revenues:
Lease rental revenue	$136,578	$128,283	$405,206	$383,683
Amortization of net lease discounts and lease incentives	1,781	(3,992)	6,929	(7,919)
Maintenance revenue	5,433	31,376	9,575	47,616

Total lease rentals	143,792	155,667	421,710	423,380
Interest income	628	556	2,533	1,783
Other revenue	34	9,517	562	9,628

Total revenues	144,454	165,740	424,805	434,791

Expenses:
Depreciation	52,020	53,130	151,840	156,379
Interest, net	54,112	43,032	146,442	127,925
Selling, general and administrative (including non-cash share based payment expense of $1,659 and $1,742 for the three months ended, and $4,872 and $5,129 for the nine months ended September 30, 2008 and 2009, respectively)	11,641	11,074	34,484	33,291
Impairment of aircraft	—	18,211	—	18,211
Maintenance and other costs	891	4,836	2,133	15,114

Total expenses	118,664	130,283	334,899	350,920

Other income (expense):
Gain on sale of aircraft	772	162	5,898	162
Other	(1,673)	(738)	(590)	855

Total other income (expense)	(901)	(576)	5,308	1,017

Income from continuing operations before income taxes	24,889	34,881	95,214	84,888
Income tax provision	1,315	1,423	4,662	5,388

Net income	$23,574	$33,458	$90,552	$79,500

Earnings per common share — Basic	$0.30	$0.42	$1.15	$1.00

Earnings per common share — Diluted	$0.30	$0.42	$1.15	$1.00

Dividends declared per share	$0.25	$0.10	$0.75	$0.30

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2009
Cash flows from operating activities:
Net income	$90,552	$79,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	151,840	156,379
Amortization of deferred financing costs	9,773	8,808
Amortization of net lease discounts and lease incentives	(6,929)	7,919
Deferred income taxes	3,344	4,560
Accretion of purchase discounts on debt investments	(419)	(430)
Non-cash share based payment expense	4,872	5,129
Cash flow hedges reclassified into earnings	10,740	13,690
Ineffective portion of cash flow hedges	7,977	(2,874)
Gain on sale of flight equipment	(5,898)	(162)
Security deposits and maintenance payments included in earnings	(9,171)	(36,982)
Loss on sale of investments	245	131
Impairment of aircraft	—	18,211
Other	943	(556)
Changes in certain assets and liabilities:
Accounts receivable	903	(909)
Restricted cash and cash equivalents	(47,923)	(35,456)
Other assets	1,797	(1,975)
Accounts payable, accrued expenses and other liabilities	3,911	(8,397)
Payable to affiliates	(200)	—
Lease rentals received in advance	(2,796)	(537)

Net cash provided by operating activities	213,561	206,049

Cash flows from investing activities:
Acquisition and improvement of flight equipment and lease incentives	(228,934)	(124,082)
Aircraft purchase deposits and progress payments, net of returned deposits	(2,154)	(41,912)
Proceeds from sale of flight equipment	48,882	10,601
Restricted cash from disposition of flight equipment	(12,294)	—
Proceeds from sale of debt investments	65,335	5,423
Principal repayments on debt investments	11,674	3,787
Collateral call payments on derivatives and repurchase agreements	(349,123)	—
Collateral call receipts on derivatives and repurchase agreements	375,066	—
Leasehold improvements, furnishings and equipment	(365)	(82)

Net cash used in investing activities	(91,913)	(146,265)

Cash flows from financing activities:
Issuance, net of repurchases, of common shares to directors and employees	(1,263)	(247)
Proceeds from term debt financings	992,715	70,916
Securitization and term debt financing repayments	(85,055)	(111,619)
Restricted cash and cash equivalents related to unreleased term debt financing borrowings	(87,462)	—
Deferred financing costs	(23,346)	(3,588)
Credit facility borrowings	482,723	—
Credit facility repayments	(1,167,578)	—
Restricted secured liquidity facility collateral	—	(81,000)
Secured liquidity facility collateral	—	81,000
Principal repayments on repurchase agreements	(67,744)	—
Security deposits and maintenance payments received	83,966	96,162
Security deposits and maintenance payments returned	(22,493)	(33,479)
Payments for terminated cash flow hedges	(68,332)	(2,758)
Dividends paid	(94,291)	(23,710)

Net cash (used in) provided by financing activities	(58,160)	(8,323)

Net increase in cash and cash equivalents	63,488	51,461
Cash and cash equivalents at beginning of period	13,546	80,947

Cash and cash equivalents at end of period	$77,034	$132,408

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$121,760	$109,525

Cash paid for income taxes	$5,765	$2,304

Supplemental disclosures of non-cash investing activities:
Security deposits, maintenance payment liabilities and other liabilities settled in sale of flight equipment	$—	$2,556

Supplemental disclosures of non-cash financing activities:
Security deposits converted to maintenance payment liabilities	$—	$11,110

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2009
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
Basis of Presentation
     Aircastle is a holding company that conducts its business through subsidiaries. Aircastle directly or indirectly owns all of the outstanding common shares of its subsidiaries. The consolidated financial statements presented are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). We operate in a single segment.
     The accompanying consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the ‘‘SEC’’) for interim financial reporting and, in our opinion, reflect all adjustments, including normal recurring items, which are necessary to present fairly the results for interim periods. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with US GAAP have been omitted in accordance with the rules and regulations of the SEC; however, we believe that the disclosures are adequate to make information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure since the balance sheet date of September 30, 2009 through November 9, 2009, the date on which the consolidated financial statements included in this Form 10-Q were issued.
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Statement of Financial Accounting Standard (“SFAS”) No. 168, FASB Accounting Standards Codification TM (“ASC”). The ASC is effective for interim and annual periods ending after September 15, 2009. Upon the effective date, the ASC became the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. The Codification does not replace or affect guidance issued by the SEC or its staff for public companies in their filings with the SEC. Effective July 1, 2009, changes to the ASC are communicated through an Accounting Standards Update (“ASU”). The Company adopted the ASC during the third quarter of 2009, and as a result, all references to prior accounting and reporting standards which have been superseded by the ASC have been changed to reflect the new reference within the ASC. The ASC does not change or alter existing US GAAP and, therefore, it did not impact our financial position, results of operations and cash flows.
     Effective January 1, 2009, ASC 815 Derivatives and Hedging, required enhanced derivative and hedging disclosures, which is intended to improve financial reporting about derivative instruments and hedging activities to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. See Note 10 — Derivatives.
     Also effective January 1, 2009, ASC 260 Earnings Per Share, determined that unvested share-based payment awards that contain nonforfeitable rights to receive dividend or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation for the purpose of applying the two-class method when calculating earnings per share (“EPS”). The adoption requires us to present EPS using the two-class method for

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2009
our current period EPS computations and to retrospectively revise our comparative prior period EPS computations using the two-class method. The adoption did not have a material effect on EPS. See Note 6 — Earnings Per Share.
Principles of Consolidation
     The consolidated financial statements include the accounts of Aircastle and all of its subsidiaries. Aircastle consolidates four Variable Interest Entities (“VIEs”), of which Aircastle is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.
Recent Accounting Pronouncements
     Effective the second quarter of 2009, ASC 820 Fair Value Measurements and Disclosures, provided additional guidelines for making fair value measurements identifying circumstances that indicate a transaction is not orderly. Also effective the second quarter of 2009, ASC 825 Financial Instruments, enhanced consistency in financial reporting by increasing the frequency of fair value disclosures to include interim as well as annual reports. The adoption of these ASC’s did not have a material impact on our consolidated financial statements.
     Effective the second quarter of 2009, ASC 320 Investments—Debt and Equity Securities, provided additional guidance designed to create greater clarity and consistency in accounting for, and presenting losses on, debt securities. This guidance included determining whether impairments on debt securities were other than temporary and it modified the presentation and disclosures surrounding such instruments. The adoption of this ASC did not have a material impact on our consolidated financial statements.
     Also effective the second quarter of 2009, ASC 855 Subsequent Events, established general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued, or were available to be issued. The adoption of this ASC did not have a material impact on our consolidated financial statements.
     In June 2009, the FASB issued “SFAS” No. 167, Amendments to FASB Interpretation (“FIN”) No. 46(R) (“SFAS No. 167”), which amends FIN No. 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest, or interests, give it a controlling financial interest in a variable interest entity. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This Statement amends certain guidance in FIN No. 46(R) for determining whether an entity is a variable interest entity and requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. SFAS No. 167 will be effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The Company is currently evaluating the requirements of SFAS No. 167 and anticipates that the adoption will not have a material impact on the Company’s consolidated financial statements.
Note 2. Fair Value Measurements
     Fair value measurements and disclosures require the use of valuation techniques to measure fair value that maximize the use of observable inputs and minimize use of unobservable inputs. These inputs are prioritized as follows:

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2009
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
     The following table sets forth our financial assets and liabilities as of September 30, 2009 that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value	Fair Value Measurements at September 30, 2009
	as of	Using Fair Value Hierarchy
	September 30,				Valuation
	2009	Level 1	Level 2	Level 3	Technique
Assets:
Cash and cash equivalents	$132,408	$132,408	$—	$—	Market
Restricted cash and cash equivalents	218,079	218,079	—	—	Market
Debt investments	7,136	—	—	7,136	Income

Total	$357,623	$350,487	$—	$7,136

Liabilities:
Derivative liabilities	$205,549	$—	$158,823	$46,726	Income

     Our cash and cash equivalents, along with our restricted cash and cash equivalents balances, consist largely of money market securities that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as level 1 within our fair value hierarchy. Our interest rate derivatives included in level 2 consist of United States dollar denominated interest rate swaps, and their fair values are determined by applying standard modeling techniques under the income approach to relevant market interest rates (cash rates, futures rates, swap rates) in effect at the period close to determine appropriate reset and discount rates and incorporates an assessment of the risk of non-performance by the interest rate derivative counterparty in valuing derivative assets and an evaluation of the Company’s credit risk in valuing derivative liabilities.
     Our debt investment included in Level 3 consists of an available-for-sale United States corporate obligation consisting of an interest in pools of loans which are collateralized by interests in commercial aircraft. The fair value of our debt investment included within Level 3 is valued by using discounted cash flow methodologies, where the inputs to those models are based on unobservable market inputs. The Company used two sources of unobservable inputs; we obtained broker quotes which provided an indication of the market value and we obtained market values from a pricing service. We used the broker quotes and/or the pricing service market values to validate the discount rate used for our cash flow model for this debt investment.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2009
     Our interest rate derivatives included in Level 3 consist of United States dollar denominated interest rate swaps with a guaranteed notional balance. The guaranteed notional balance has an upper notional band that matches the hedged debt and a lower notional band. The notional balance is guaranteed to match the hedged debt balance if the debt balances decreases within the upper and lower notional band. The fair value of the interest rate derivative is determined based on the upper notional band using cash flows discounted at the relevant market interest rates in effect at the period close and incorporates an assessment of the risk of non-performance by the interest rate derivative counterparty in valuing derivative assets and an evaluation of the Company’s credit risk in valuing derivative liabilities. The range of the guaranteed notional between the upper and lower band represents an option that may not be exercised independently of the debt notional and is therefore valued based on unobservable market inputs.
     The following tables reflect the activity for the major classes of our assets and liabilities measured at fair value using level 3 inputs for the three and nine months ended September 30, 2009:

	Three Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2009
	Assets	Liabilities	Assets	Liabilities
	Debt	Derivative	Debt	Derivative
	Investments	Liabilities	Investments	Liabilities
Balance at beginning of period	$13,691	$(38,840)	$14,349	$(66,321)
Transfers in (out)	—	—	—	—
Principal repayments	(2,979)	—	(3,787)	—
Sale of debt investments	(5,554)	—	(5,554)	—
Total gains/(losses), net:
Included in interest income	142	—	430	—
Included in other income (expense)	—	(144)	—	(439)
Included in interest expense	—	148	—	25
Included in other comprehensive income	1,836	(7,890)	1,698	20,009

Balance at end of period	$7,136	$(46,726)	$7,136	$(46,726)

     We also measure the fair value of certain assets and liabilities on a non-recurring basis, when US GAAP requires the application of fair value, including events or changes in circumstances that indicate that the carrying amounts of assets may not be recoverable. Assets subject to these measurements include aircraft. We record aircraft at fair value when we determine the carrying value may not be recoverable. Fair value measurements for aircraft in impairment tests are based on level 3 inputs, which include the Company’s assumptions and appraisal data as to future cash proceeds from leasing and selling aircraft. In the three and nine months ended September 30, 2009, we recognized an impairment of $18,211. The impairment related to two Boeing Model 737-300 aircraft and two Boeing Model 757-200 aircraft was triggered by the early termination of leases and the change to estimated future cash flows. The Company received $18,176, of which $8,382 represented lease termination payments and $9,794 related to maintenance revenue from the previous lessees of these aircraft. These lease termination payments were recorded as other revenue during the three and nine months ended September 30, 2009.
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
     The fair values of our securitizations which contain third-party credit enhancements are estimated using a discounted cash flow analysis, based on our current incremental borrowing rates of borrowings arrangements that do not contain third-party credit enhancements. The fair values of our term debt financings are estimated using a discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2009
     The carrying amounts and fair values of our financial instruments at December 31, 2008 and September 30, 2009 are as follows:

	December 31, 2008		September 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	of Asset	of Asset	of Asset	of Asset
	(Liability)	(Liability)	(Liability)	(Liability)
Debt investments	$14,349	$14,349	$7,136	$7,136
Securitizations and term debt financings	(2,476,296)	(2,328,574)	(2,366,178)	(2,062,713)
ECA term financing	—	—	(69,415)	(70,857)
Derivative liabilities	(276,401)	(276,401)	(205,549)	(205,549)
Note 3. Lease Rental Revenues and Flight Equipment Held for Lease
     The contracted minimum future lease rental payments to be received under our existing operating leases at September 30, 2009 were as follows:

Year Ending December 31,	Amount
Remainder of 2009	$126,293
2010	479,811
2011	433,389
2012	370,520
2013	274,877
2014	201,854
Thereafter	424,849

Total	$2,311,593

     Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Region	2008	2009	2008	2009
Europe	45%	47%	45%	46%
Asia	25%	18%	25%	20%
North America	12%	16%	12%	16%
Latin America	8%	8%	8%	7%
Middle East and Africa	10%	11%	10%	11%

Total	100%	100%	100%	100%

     The classification of regions in the tables above and the table and discussion below is determined based on the principal location of the lessee of each aircraft.
     For the three months ended September 30, 2008, one customer accounted for 8% of lease rental revenue and four additional customers accounted for a combined 20% of lease rental revenue. No other customer accounted for more than 4% of lease rental revenue. For the three months ended September 30, 2009, one customer accounted for 7% of lease rental revenue or, if combined with two companies under common control with it, 11% of lease rental revenue . The obligations of these companies under common control are not guaranteed by the controlling entity. Five additional customers accounted for a combined 28% of lease rental revenue. No other customer accounted for more than 4% of lease rental revenue.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2009
     For the nine months ended September 30, 2008, one customer accounted for 8% of lease rental revenue and four additional customers accounted for a combined 19% of lease rental revenue. No other customer accounted for more than 4% of lease rental revenue. For the nine months ended September 30, 2009, one customer accounted for 7% of lease rental revenue or, if combined with two companies under common control with it, 11% of lease rental revenue . The obligations of these companies under common control are not guaranteed by the controlling entity. Five additional customers accounted for a combined 28% of lease rental revenue. No other customer accounted for more than 4% of lease rental revenue.
     Geographic concentration of net book value of flight equipment held for lease was as follows:

	December 31, 2008		September 30, 2009
	Number		Number
	of	Net Book	of	Net Book
Region	Aircraft	Value %	Aircraft	Value %
Europe	56	44%	61	48%
Asia	32	23%	30 (1)	21%
North America	14	12%	14	12%
Latin America	8	5%	9	7%
Middle East and Africa	12	11%	13	12%
Off-lease	8 (2)	5%	1 (3)	—%

Total	130	100%	128	100%

(1)	Includes four Boeing Model 737-400 aircraft which will be converted to freighter configuration and for which we have executed leases with a carrier in Asia post-conversion, two of which were delivered in the fourth quarter of 2009 and the remaining two of which we expect to deliver in the fourth quarter of 2009.

(2)	Includes one Boeing Model 737-300 aircraft which we delivered on lease to a carrier in the Middle East in the first quarter of 2009, three Boeing Model 737-700 aircraft which we delivered on lease to a carrier in Europe in the first quarter of 2009, two Boeing Model 737-700 aircraft which we delivered on lease to a carrier in Africa in the second quarter of 2009, one Boeing Model 737-700 aircraft which we delivered on lease to a carrier in Latin America in the second quarter of 2009 and one Boeing Model 737-700 aircraft which we delivered on lease to a carrier in Europe in the second quarter of 2009.

(3)	Represents one Boeing Model 737-300 aircraft which was returned to us on a consensual early lease termination in the third quarter of 2009 which we are actively marketing for sale or lease.
     At December 31, 2008 and September 30, 2009, lease acquisition costs included in other assets on the consolidated balance sheets were $293 and $417, respectively. Prepaid lease incentive costs included in other assets on the consolidated balance sheets were $5,127 and $11,884 at December 31, 2008 and September 30, 2009, respectively.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2009
Note 4. Securitizations and Term Debt Financings
     The outstanding amounts of our securitizations and term debt financing facilities were as follows:

	At
	December 31,
	2008	At September 30, 2009
	Outstanding	Outstanding		Final Stated
Debt Obligation	Borrowings	Borrowings	Interest Rate(1)	Maturity(2)
Securitizations and Term Debt Financings:
Securitization No. 1	$472,048	$446,633	0.51%	6/20/31
Securitization No. 2	1,097,913	1,072,072	0.51%	6/14/37
Term Financing No. 1	757,610	720,935	2.00%	5/02/15
Term Financing No. 2	148,725	126,538	3.02%	9/23/13
ECA Term Financing	—	69,415	4.48%	5/27/21

Total	$2,476,296	$2,435,593

(1)	Reflects floating rate in effect at the applicable reset date except for the ECA Term Financing, which is fixed.

(2)	For Securitization No. 1, Securitization No. 2 and Term Financing No. 1, all cash flows available after expenses and interest will be applied to debt amortization, if the debt is not refinanced by June 2011, June 2012, and May 2013, respectively.
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
     The following securitizations and term debt financing structures include liquidity facility commitments described in the table below:

		Available Liquidity
		December 31,	September 30,		Unused	Interest Rate
Facility	Liquidity Facility Provider	2008	2009		Fee	on any Advances
Securitization No. 1	Calyon	$42,000	$42,000		0.45%	1M Libor + 1.00%
Securitization No. 2	HSH Nordbank AG	82,343	80,405	1)	0.50%	1M Libor + 0.75%(2)
Term Financing No. 1	Calyon	15,152	14,419		0.60%	1M Libor + 1.20%

(1)	Following a ratings downgrade with respect to the liquidity facility provider in May 2009, the liquidity facility was drawn and the proceeds, or permitted investments thereof, remain available to provide liquidity if required.

(2)	Amounts drawn following a ratings downgrade with respect to the liquidity facility provider do not bear interest; however, net investment earnings will be paid to the liquidity facility provider and the unused fee continues to apply.
The purpose of these facilities is to provide liquidity for the relevant securitization or term financing in the event that cash flow from lease contracts and other revenue sources is not sufficient to pay operating expenses with respect to the relevant aircraft portfolio and interest payments and interest rate hedging payments for the relevant securitization or term debt financings. These liquidity facilities are generally 364-day commitments of the liquidity provider and may be extended prior to expiry. If a facility is not extended, or in certain circumstances if the short-term credit rating of the liquidity provider is downgraded, the relevant securitization or term financing documents require that the liquidity facility is drawn and the proceeds of the drawing placed on deposit so that such amounts may be available, if needed, to

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2009
provide liquidity advances for the relevant securitization or term financing. Downgrade or non-extension drawings are generally not required to be repaid to the liquidity facility provider until 15 days after final maturity of the securitization or term financing debt. In the case of the liquidity facilities for Securitization No. 1 and Term Financing No. 1, the required amount of the facilities reduce over time as the principal balance of the debt amortizes, with the Securitization No. 2 liquidity facility having a minimum required amount of $65,000.
     In May 2009, we were notified of a short-term credit rating downgrade of the liquidity facility provider for Securitization No. 2, HSH Nordbank AG. This downgrade required a drawing of the liquidity facility in cash, which was deposited in a liquidity facility deposit account and held as cash collateral. HSH Nordbank AG directs the investment of this restricted cash into AAA-rated investments. Accordingly, the restricted cash is recorded as an asset on our consolidated balance sheet as Restricted liquidity facility collateral. In addition, the commitment to repay the Securitization No. 2 liquidity facility is recorded as a liability on our consolidated balance sheet as Liquidity facility. As of September 30, 2009, the liquidity facilities for Securitization No. 1 and Term Financing No. 1 remain undrawn.
Note 5. Dividends
     The table below is a summary of our dividend history for all periods presented. These dividends may not be indicative of the amount of any future dividends.

	Dividend
	per	Aggregate
	Common	Dividend
Declaration Date	Share	Amount	Record Date	Payment Date
December 11, 2007	$0.70	55,004	December 31, 2007	January 15, 2008
March 24, 2008	$0.25	19,640	March 31, 2008	April 15, 2008
June 11, 2008	$0.25	19,647	June 30, 2008	July 15, 2008
September 11, 2008	$0.25	19,655	September 30, 2008	October 15, 2008
December 22, 2008	$0.10	7,862	December 31, 2008	January 15, 2009
March 13, 2009	$0.10	7,923	March 31, 2009	April 15, 2009
June 10, 2009	$0.10	7,923	June 30, 2009	July 15, 2009
September 10, 2009	$0.10	7,925	September 30, 2009	October 15, 2009
Note 6. Earnings Per Share
     As described in Note 1 — Summary of Significant Accounting Policies, on January 1, 2009 ASC 260 Earnings Per Share, required us to include all common shares granted under our incentive compensation plan which remain unvested (“restricted common shares”) and contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (“participating securities”), in the number of shares outstanding in our basic and diluted EPS calculations using the two-class method. All of our restricted common shares are currently participating securities.
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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2009

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Weighted-average shares:
Common shares outstanding	77,768,456	78,012,914	77,743,999	77,977,089
Restricted common shares	937,943	1,352,974	884,818	1,309,244

Total weighted-average shares	78,706,399	79,365,888	78,628,817	79,286,333

Percentage of weighted-average shares:
Common shares outstanding	98.8%	98.3%	98.9%	98.3%
Restricted common shares	1.2%	1.7%	1.1%	1.7%

Total	100.0%	100.0%	100.0%	100.0%

The calculations of both basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Earnings per share — Basic:
Net income	$23,574	$33,458	$90,552	$79,500
Less: Distributed and undistributed earnings allocated to restricted common shares (a)	(281)	(570)	(1,019)	(1,313)

Earnings available to common shareholders — Basic	$23,293	$32,888	$89,533	$78,187

Weighted-average common shares outstanding — Basic	77,768,456	78,012,914	77,743,999	77,977,089

Earnings per common share — Basic	$0.30	$0.42	$1.15	$1.00

Earnings per share — Diluted:
Net income	$23,574	$33,458	$90,552	$79,500
Less: Distributed and undistributed earnings allocated to restricted common shares	(281)	(570)	(1,019)	(1,313)

Earnings available to common shareholders — Diluted	$23,293	$32,888	$89,533	$78,187

Weighted-average common shares outstanding — Basic	77,768,456	78,012,914	77,743,999	77,977,089
Effect of dilutive shares	— (b)	— (b)	— (b)	— (b)

Weighted-average common shares outstanding — Diluted	77,768,456	78,012,914	77,743,999	77,977,089

Earnings per common share — Diluted	$0.30	$0.42	$1.15	$1.00

(a)	For the three months ended September 30, 2008 and 2009, distributed and undistributed earnings to restricted shares is 1.2% and 1.7%, respectively, of net income. For the nine months ended September 30, 2008 and 2009, distributed and undistributed earnings to restricted shares is 1.1% and 1.7%, respectively, of net income.

(b)	For the three and nine months ended September 30, 2008 and 2009, we have no dilutive shares.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2009
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
     The sources of income from continuing operations before income taxes for the three and nine months ended September 30, 2008 and 2009 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
U.S. operations	$652	$383	$1,640	$1,342
Non-U.S. operations	24,237	34,498	93,574	83,546

Total	$24,889	$34,881	$95,214	$84,888

     All of our aircraft-owning subsidiaries that are recognized as corporations for U.S. tax purposes are non-U.S. corporations. These non-U.S. subsidiaries generally earn income from sources outside the United States and typically are not subject to U.S. federal, state or local income taxes unless they operate within the U.S., in which case they may be subject to federal, state and local income taxes. We also have a U.S-based subsidiary which provides management services to our non-U.S. subsidiaries and is subject to U.S. federal, state and local income taxes. In addition, those subsidiaries that are resident in Ireland are subject to Irish tax.
     Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Notional U.S. federal income tax expense at the statutory rate	$8,711	$12,209	$33,325	$29,711
U.S. state and local income tax, net	(18)	19	60	68
Non-U.S. operations	(7,462)	(10,972)	(28,823)	(24,878)
Non-deductible expenses in the U.S	(5)	6	16	21
Other	89	161	84	466

Provision for income taxes	$1,315	$1,423	$4,662	$5,388

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2009
Note 8. Comprehensive Income (Loss)
     Total comprehensive income (loss) includes net income, the changes in the fair value and the reclassification into earnings of amounts previously deferred relating to our derivative financial instruments which qualify for hedge accounting and the change in unrealized fair value of debt securities classified as available-for-sale. Total comprehensive income (loss) for the three and nine months ended September 30, 2008 and 2009 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Net income	$23,574	$33,458	$90,552	$79,500
Net change in fair value of derivatives, net of tax benefit of $501 and $571 for the three months ended and $695 and $204 for the nine months ended September 30, 2008 and 2009, respectively	(39,125)	(38,369)	(68,432)	(10,176)
Derivative loss reclassified into earnings, net of tax expense of $260 and $436 for the three months ended and $643 and $1,272 for the nine months ended September 30, 2008 and 2009, respectively	24,014	28,567	47,917	87,462
Net change in unrealized fair value of debt investments	(981)	1,836	(2,995)	1,698

Total comprehensive income (loss)	$7,482	$25,492	$67,042	$158,484

     The following table sets forth the components of accumulated other comprehensive income (loss), net of tax where applicable, at December 31, 2008 and September 30, 2009:

				Accumulated
			Fair Value of	Other
	Fair Value of		Debt	Comprehensive
	Derivatives		Securities	Income (Loss)
December 31, 2008	$(365,138	)(1)	$2,536	$(362,602)
Net change in fair value of derivatives, net of tax benefit of $204	(10,176)		—	(10,176)
Derivative loss reclassified into earnings, net of tax expense of $1,272	87,462		—	87,462
Loss on debt investments reclassified into earnings	—		131	131
Net change in unrealized fair value of debt investments	—		1,567	1,567

September 30, 2009	$(287,852)		$4,234	$(283,618)

(1)	Net of tax benefit of $4,530 at December 31, 2008.
Note 9. Commitments and Contingencies
     We have an acquisition agreement (the “Airbus A330 Agreement”) with Airbus S.A.S (“Airbus”) under which we agreed to acquire from Airbus twelve new A330-200 aircraft (the “New A330 Aircraft”). In February 2009, we amended the Airbus A330 Agreement to defer the scheduled delivery of an aircraft from the fourth quarter of 2010 to the first half of 2012. On May 27, 2009, we advanced one of the New A330 Aircraft positions and took delivery of an Airbus Model A330-200 aircraft and placed it on lease with a customer. In July 2009, we amended the Airbus A330 Agreement to defer the scheduled delivery of an aircraft from 2010 to 2011.
     As of September 30, 2009, we had paid $89,480 in Airbus deposits and pre-delivery payments, in relation to the 11 New A330 Aircraft remaining to be delivered under the Airbus A330 Agreement, and recorded $5,401 in capitalized interest. Under certain circumstances, we have the right to change the delivery positions to alternative A330 aircraft models. Two of the New A330 Aircraft are scheduled to be delivered in 2010, six are scheduled to be delivered in 2011 and the remaining three are scheduled to be delivered in 2012.
     Committed amounts to acquire, convert and modify aircraft including, where applicable, our estimate of adjustments for configuration changes, engine acquisition costs, contractual price escalations and other adjustments, net

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2009
of amounts already paid, are approximately $128,780 in 2009, $217,374 in 2010, $377,089 in 2011 and $113,560 in 2012 which reflect the anticipated acceleration of one 2012 New A330 Aircraft position to the fourth quarter of 2009 for immediate lease placement with Aerovias del Continente Americano.
Note 10. Derivatives
     As described in Note 1 — Summary of Significant Accounting Policies, effective January 1, 2009, ASC 815 Derivatives and Hedging, required enhanced disclosures, intended to improve financial reporting about derivative instruments and hedging activities, to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.
     In the normal course of business we utilize interest rate derivatives to manage our exposure to interest rate risks. Specifically, our interest rate derivatives are hedging variable rate interest payments on our various debt facilities. If certain conditions are met, an interest rate derivative may be specifically designated as a cash flow hedge. All of our designated interest rate derivatives are cash flow hedges. We have one interest rate derivative that is not designated for accounting purposes.
     On the date that we enter into an interest rate derivative, we formally document the intended use of the interest rate derivative and its designation as a cash flow hedge, if applicable. We also assess (both at inception and on an ongoing basis) whether the interest rate derivative has been highly effective in offsetting changes in the cash flows of the variable rate interest payments on our debt and whether the interest rate derivative is expected to remain highly effective in future periods. If it were to be determined that the interest rate derivative is not (or has ceased to be) highly effective as a cash flow hedge, we would discontinue cash flow hedge accounting prospectively.
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
     We use the “hypothetical trade method” for interest rate derivatives designated as cash flow hedges subsequent to inception that did not qualify for the “change in variable cash flow method”. The calculation involves a comparison of the change in the fair value of the interest rate derivative to the change in the fair value of a hypothetical interest rate derivative with critical terms that reflect the hedged variable-rate debt. The effectiveness of these relationships is assessed by regressing historical changes in the interest rate derivative against historical changes in the hypothetical interest rate derivative. When the change in the interest rate derivative exceeds the change in the hypothetical interest rate derivative, the calculated ineffectiveness is recorded in interest expense on our consolidated statement of income.
     All interest rate derivatives are recognized on the balance sheet at their fair value. We determine fair value for our United States dollar denominated interest rate derivatives by calculating reset rates and discounting cash flows based on cash rates, futures rates and swap rates in effect at the period close. We determine the fair value of our United States dollar denominated guaranteed notional balance interest rate derivatives based on the upper notional band using cash flows discounted at relevant market interest rates in effect at the period close. See Note 2 — Fair Value Measurements for more information.
     For our interest rate derivatives designated as cash flow hedges, the effective portion of the interest rate derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the interest payments on the debt are recorded in earnings. The ineffective portion of the interest rate derivative is calculated and recorded in interest expense on our consolidated statement of income at

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2009
each quarter end. For any interest rate derivative not designated as a cash flow hedge, the gain or loss is recognized in other income (expense) on our consolidated statement of income.
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
     Our interest rate derivatives involve counterparty credit risk. As of September 30, 2009, our interest rate derivatives are held with the following counterparties: JP Morgan Chase Bank NA, Citibank Canada NA, HSH Nordbank AG and DVB Bank SE. All of our counterparties or guarantors of these counterparties are considered investment grade (senior unsecured ratings of A3 or above by Moody’s Investors Service and long-term foreign issuer ratings of BBB+ or above by Standard and Poor’s). As a result, we do not anticipate that any of these counterparties will fail to meet their obligations.
     We held the following interest rate derivatives as of September 30, 2009:

	Liability Derivatives
				Future
	Current			Maximum
	Notional	Effective	Maturity	Notional	Floating	Fixed	Balance Sheet
Hedged Item	Amount	Date	Date	Amount	Rate	Rate	Location	Fair Value
Interest rate derivatives designated as cash flow hedges :
Securitization No. 1	$455,865	Jun-06	Jun-16	$455,865	1M LIBOR + 0.27%	5.78%	Fair value of derivative liabilities	$59,134
Securitization No. 2	1,063,481	Jun-07	Jun-12	1,063,481	1M LIBOR	5.25% to 5.36%	Fair value of derivative liabilities	96,104
Term Financing No. 1(1)	654,555	Jun-08	May-13	654,555	1M LIBOR	4.04%	Fair value of derivative liabilities	39,203
Term Financing No. 1(1)	—	May-13	May-15	491,718	1M LIBOR	5.31%	Fair value of derivative liabilities	7,522

Total interest rate derivatives designated as cash flow hedges	2,173,901			2,665,619				201,963

Interest rate derivatives not designated as cash flow hedges:
Term Financing No. 2 (2)	113,255	Oct-08	Sep-13	113,255	3M LIBOR	3.17%	Fair value of derivative liabilities	3,586

Total interest rate derivatives not designated as cash flow hedges	113,255			113,255				3,586

Total interest rate derivatives	$2,287,156			$2,778,874				$205,549

(1)	The interest payments related to Term Financing No. 1 are being hedged by two consecutive interest rate derivatives. When the first matures in May 2013, the next becomes effective.

(2)	Although we entered into this interest rate derivative to hedge the variable rate interest payments in connection with Term Financing No. 2, it has not been designated as a hedge for accounting purposes.
     In addition to the derivative liability above, another component of the fair value of our interest rate derivatives is accrued interest. As of September 30, 2009, accrued interest payable included in accounts payable, accrued expenses,

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2009
and other liabilities on our consolidated balance sheet was $5,914 related to interest rate derivatives designated as cash flow hedges and $72 for interest rate derivatives not designated as cash flow hedges.
     The amount of loss expected to be reclassified from accumulated OCI into interest expense over the next 12 months consists of net interest settlements on active interest rate derivatives disclosed above, in the amount of $92,514 and the amortization of deferred net losses in the amount of $7,820. For the nine months ended September 30, 2009, the amount of loss reclassified from accumulated OCI into interest expense consisted of net interest settlements on active interest rate derivatives in the amount of $75,044, and the amortization of deferred net losses in the amount of $6,052 as disclosed below.
     Following is the effect of interest rate derivatives on the statement of financial performance for the nine months ended September 30, 2009:

Effective Portion				Ineffective Portion
	Amount of		Amount of		Amount of
Derivatives in	Gain or (Loss)	Location of	Gain or (Loss)		Gain or (Loss)
Statement 133	Recognized in	Gain or (Loss)	Reclassified from	Location of	Recognized in
Cash Flow	OCI on	Reclassified from	Accumulated	Gain or (Loss)	Income on
Hedging	Derivative	Accumulated	OCI into Income	Recognized in	Derivative
Relationships	(a)	OCI into Income	(b)	Income on Derivative	(c)
Interest rate derivatives	$(10,176)	Interest expense	$(79,824)	Interest expense	$2,213(1)

(a)	This represents the change in fair market value of our interest rate derivatives since year end, net of taxes, offset by the amount of actual cash paid related to the net settlements of the interest rate derivatives for each of the nine months ended September 30, 2009.

(b)	This represents the amount of actual cash paid, net of taxes, related to the net settlements of the interest rate derivatives for each month of the nine months ended September 30, 2009 plus any effective amortization of net deferred interest rate derivative losses.

(c)	This represents both realized and unrealized ineffectiveness incurred during the nine months ended September 30, 2009.

(1)	Excludes losses of $4,880 and $2,758 which were charged to interest expense during the nine months ended September 30, 2009 as a result of changes in projected future debt related to the New A330 Aircraft and partial termination of a Securitization No. 1 interest rate derivative, respectively. See the table below, which summarizes amounts charged to the consolidated statement of income related to our interest rate derivatives.

Derivatives Not	Location of Gain	Amount of Gain
Designated as	or (Loss)	or (Loss)
Hedging Instruments	Recognized in Income	Recognized in Income
under Statement 133	On Derivative	on Derivative
Interest rate derivatives	Other income (expense)	$556
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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2009
     The following table summarizes the deferred (gains) and losses for our terminated interest rate derivatives and the related amortization into interest expense for the nine months ended September 30, 2008 and 2009:

										Amount of
										Deferred
								Amount of Deferred		(Gain)
							Unamortized	(Gain) or Loss		or
							Deferred	Amortized		Loss
							(Gain)	(including Accelerated		expected
							or	Amortization) into		to be
	Original					Deferred	Loss	Interest Expense for		amortized
	Maximum			Fixed		(Gain) or	at	the Nine Months		over the
	Notional	Effective	Maturity	Rate	Termination	Loss Upon	September 30,	Ended September 30,		next twelve
Hedged Item	Amount	Date	Date	%	Date	Termination	2009	2008	2009	months
Securitization No. 1	$400,000	Dec-05	Aug-10	4.61	Jun-06	$(13,397)	$(2,599)	$(2,431)	$(2,321)	$(2,599)
Securitization No. 1	200,000	Dec-05	Dec-10	5.03	Jun-06	(2,541)	(358)	(779)	(369)	(252)
Securitization No. 1	451,911	Jun-06	Jun-16	5.78	Partial — Apr-09	2,758	—	—	2,758	—
Securitization No. 2	500,000	Mar-06	Mar-11	5.07	Jun-07	(2,687)	(974)	(563)	(535)	(687)
Securitization No. 2	200,000	Jan-07	Aug-12	5.06	Jun-07	(1,850)	(964)	(291)	(277)	(355)
Securitization No. 2	410,000	Feb-07	Apr-17	5.14	Jun-07	(3,119)	(2,107)	(384)	(302)	(363)
Term Financing No. 1	150,000	Jul-07	Dec-17	5.14	Mar-08	15,281	11,902	1,289	1,554	1,951
Term Financing No. 1	440,000	Jun-07	Feb-13	4.88	Partial — Mar-08 Full — Jun-08	26,281	17,387	2,804	4,529	5,687
Term Financing No. 1	248,000	Aug-07	May-13	5.33	Jun-08	9,888	6,908	720	1,681	2,110
Term Financing No. 2	55,000	May-08	Mar-14	5.41	Jun-08	2,380	—	2,380	—	—
Term Financing No. 2	360,000	Jan-08	Feb-19	5.16	Partial — Jun-08 Full — Oct-08	23,077	12,587	6,728	1,991	2,151

Repurchase Agreement	74,000	Feb-06	Jul-10	5.02	Feb-08	878	—	878	—	—

Repurchase Agreement	5,000	Dec-05	Sep-09	4.94	Mar-08	144	—	144	—	—

Repurchase Agreement	2,900	Jun-05	Mar-13	4.21	Jun-08	(19)	—	(19)	—	—

ECA Term Financing and future debt	238,000	Jan-11	Apr-16	5.23	Dec-08	19,430	18,490	—	940	—

Future debt and securitization	231,000	Apr-10	Oct-15	5.17	Partial — Jun-08 Full — Dec-08	15,310	12,436	11	1,291	177

Future debt and securitization	203,000	Jun-07	Jan-12	4.89	Dec-08	2,728 (1)	—	253	1,465	—
Future debt and securitization	238,000	Jul-11	Sep-16	5.27	Dec-08	17,254	15,969	—	1,285	—

Total						$111,796	$88,677	$10,740	$13,690	$7,820

(1)	The deferred loss for this interest rate derivative is related to the period prior to de-designation.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2009
     The following table summarizes non-cash amounts charged directly to the consolidated statement of income for the three and nine months ended September 30, 2008 and 2009, respectively, related to our interest rate derivatives:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Interest Expense:
Hedge ineffectiveness (gains) losses (unrealized)	$2,072	$457	$7,977	$(2,874)

Amortization:
Accelerated amortization of deferred losses	8,473	1,176	8,595	4,880
Amortization of deferred (gains) losses	1,737	1,960	1,142	6,052
(Gains) Losses on termination of interest rate derivatives	—	—	1,003	2,758

Total Amortization	10,210	3,136	10,740	13,690

Total charged to interest expense	$12,282	$3,593	$18,717	$10,816

Other Income (Expense):
Mark to market gains (losses) on undesignated interest rate derivatives	$(1,672)	$(608)	$(943)	$556

Total charged to other income (expense)	$(1,672)	$(608)	$(943)	$556

     The weighted average interest pay rates of these derivatives were 4.90% at December 31, 2008 and 4.91% at September 30, 2009.
     As of September 30, 2009, we did not have any cash collateral pledged under our interest rate derivatives, nor do we have any existing agreements that require cash collateral postings.
Note 11. Interest, Net
     The following table shows the components of interest, net:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Interest on borrowings, interest rate derivatives and other liabilities	$41,138	$36,779	$129,188	$110,191
Hedge ineffectiveness (gains) losses (unrealized)	2,072	457	7,977	(2,874)
Amortization of interest rate derivatives related to deferred (gains) losses	10,210	3,136	9,737	10,932
(Gains) losses on termination of interest rate derivatives	—	—	1,003	2,758
Amortization of deferred financing fees	2,986	3,077	9,773	8,808

Interest Expense	56,406	43,449	157,678	129,815
Less interest income	(1,610)	(57)	(6,168)	(914)
Less capitalized interest	(684)	(360)	(5,068)	(976)

Interest, net	$54,112	$43,032	$146,442	$127,925

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
     This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks, uncertainties and assumptions. You should read the following discussion in conjunction with our historical consolidated financial statements and the notes thereto appearing elsewhere in this report. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those described under ‘‘Risk Factors’’ and included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”). Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or “US GAAP”. All references to “dollars” and “$” in this report are to, and all monetary amounts in this report are presented in, U.S. dollars.
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

OVERVIEW
     We are a global company that acquires, leases, and sells high-utility commercial jet aircraft to passenger and cargo airlines throughout the world. High-utility aircraft are generally modern, operationally efficient jets with a large operator base and long useful lives. As of September 30, 2009, our aircraft portfolio consisted of 128 aircraft and we had 60 lessees located in 34 countries. At September 30, 2009, the average age of the aircraft in our portfolio was 10.9 years and the average remaining lease term was 4.9 years, in each case weighted by net book value. Our revenues and income from continuing operations for the three and nine months ended September 30, 2009 were $165.7 million and $34.9 million and $434.8 million and $84.9 million, respectively.
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
     Extremely difficult financial market conditions and a weak global economy have reduced the supply of commercial financing available to airlines and aircraft leasing companies. This environment has also played a major role in changing the competitive landscape for aircraft lessors, with many large players undergoing restructuring and struggling with the financial and operational demands of large new aircraft deliveries. As a result, we believe there is considerable demand from airlines for sales and leasebacks while lessor market capacity for such transactions is quite limited.
     We believe our team’s capabilities in the global aircraft leasing market place us in a favorable position to explore new income-generating activities as capital becomes available for such activities. However, the financial markets continue to be very limited, which may constrain our ability to undertake new transactions. As such, during the near term, we intend to focus our efforts on investment opportunities that both tap commercial financial capacity where it accessible on reasonable terms and also where there is potential availability of debt that benefits from government guarantees either from the European Export Credit Agencies, or ECAs, or from the Export-Import Bank of the United States, or EXIM.
     In addition to the current financial markets turmoil, the global economic slowdown has reduced both passenger and cargo air traffic, as evidenced by the sharp drop in traffic levels during the past few months. The International Air Transport Association reported year on year declines in international passenger traffic for the first nine months in 2009 of more than 5% and declines in international freight traffic in excess of 16%. This has translated into increased financial pressures on airlines as well as reduced demand for aircraft. With an average remaining lease term of 4.9 years and relatively modest scheduled releasing requirements over the next year, we believe our portfolio is well positioned. Our management team has significant experience in the leasing and technical management of aviation assets, and extensive experience managing lease restructuring and aircraft repossessions, which we believe is critical to mitigate our customer default exposure. However, we expect the business environment will continue to be very challenging for the aircraft leasing industry throughout 2009 and perhaps beyond.
     We intend to pay regular quarterly dividends to our shareholders. On March 13, 2009, our board of directors declared a first quarter dividend of $0.10 per common share, or an aggregate of $7.9 million, for the three months ended March 31, 2009, which was paid on April 15, 2009 to holders of record on March 31, 2009. On June 10, 2009, our board of directors declared a second quarter dividend of $0.10 per common share, or an aggregate of $7.9 million, for the three months ended June 30, 2009, which was paid on July 15, 2009 to shareholders of record on June 30, 2009. On September 10, 2009, our board of directors declared a third quarter dividend of $0.10 per common share, or an aggregate of $7.9 million, for the three months ended September 30, 2009, which was paid on October 15, 2009 to shareholders of record on September 30, 2009. These dividends may not be indicative of the amount of any future dividends.

Revenues
     Our revenues are comprised primarily of operating lease rentals on flight equipment held for lease. In addition, we recognize revenue from lease termination payments and retained maintenance payments related to lease expirations. We also earn interest income from our debt investments.
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
2009 Lease Expirations and Lease Placements
•	Scheduled lease expirations — placements. For our 20 owned aircraft originally having lease expirations in 2009, we executed leases and lease renewals, or commitments to lease or renew, with respect to 19 aircraft, including one aircraft we have taken back earlier than originally scheduled in 2009 on a consensual basis from a lessee. We are actively marketing the remaining aircraft. For the 19 aircraft, the weighted average lease term for the new leases or renewals will be six years with monthly lease rates that are approximately five percent higher than the previous rentals. The relatively strong lease rate performance reflects a generally strong market at the time the new leases or renewals were executed, when our strategy was to lock in re-lease and renewal rates as far in advance of lease expiry as practicable and to seek longer lease terms.

•	Aircraft acquisitions — placements. In May 2009, we took delivery of one new Airbus Model A330-200 aircraft and immediately placed it on lease with Aerovias del Continente Americano, or Avianca, a new customer. In the third quarter of 2009, we agreed to advance one of our New A330 Aircraft (as defined below) positions, and to acquire and lease another Airbus Model A330-200 aircraft to Avianca, and we expect to close that transaction in the fourth quarter of 2009. We currently have no other commitments to acquire aircraft in 2009.

•	Repossessions and other lease transitions — placements. In 2009, we delivered on lease eight aircraft we repossessed in 2008. In addition to the early transition mentioned in “Scheduled lease expiration – placements” above, we completed consensual early lease terminations for eight aircraft in 2009:
•	Two Airbus Model A320-200 aircraft, which were placed on lease with new customers in the first and second quarters, respectively, of 2009.

•	One Boeing Model 767-300ER aircraft, which was placed on a short-term lease, and which is subject to a nonbinding letter of intent for an 18 month lease extension.

•	Two Boeing Model 737-300 aircraft, which were returned to us in the third quarter of 2009, one of which we sold in the third quarter and the other is being marketed for sale or lease.

•	One Airbus Model A330-300 aircraft with an originally scheduled lease expiry in 2011, which we leased to another customer upon return in the fourth quarter of 2009.

•	Two Boeing Model 757-200 aircraft, which had scheduled lease expirations in 2010 but were returned to us in the fourth quarter of 2009 and which are contracted for sale to a buyer in the second quarter of 2010.

As a consequence of the early return of two Boeing Model 737-300 aircraft and two Boeing Model 757-200 aircraft in the third quarter of 2009, we recognized $18.2 million in maintenance revenue and lease termination revenue. For these four aircraft, the early lease terminations, along with a change in the forecasted cash flows, triggered an impairment charge for such aircraft in an aggregate amount of $18.2 million for the third quarter 2009.
2010 Lease Expirations and Lease Placements
•	Scheduled lease expirations — placements. For our 19 owned aircraft originally having lease expirations in 2010, we have executed lease renewals, or commitments to lease or renew, with respect to nine aircraft, we have signed sale agreements to sell two aircraft and we are actively remarketing the remaining eight aircraft. As mentioned above, one Boeing Model 767-300ER was delivered on a short-term lease in 2009, which is scheduled to expire in the first quarter of 2010, and for which we have a nonbinding letter of intent for an 18 month lease extension. We estimate that for these 19 aircraft, excluding the two we expect to sell, the weighted average lease term for the new leases or renewals will be between 3.5 and 4.5 years with monthly lease rates that are approximately 25% to 30% percent lower than the previous rentals. The drop in lease rates for these placements reflects more challenging current market conditions as well as a comparatively stronger lease placement environment (on average) when the current leases where put in place. Given weak current demand, we are generally seeking shorter lease terms for current placements so as to allow for the opportunity to benefit more quickly from possible market improvements.

•	Aircraft acquisitions — placements. In February 2009, we amended the Airbus A330 Agreement to defer the scheduled delivery of an aircraft from the fourth quarter of 2010 to the first half of 2012 and in July 2009 we amended the Airbus A330 Agreement to defer the scheduled delivery of an aircraft from 2010 to 2011. We are scheduled to take delivery of two of the New A330 Aircraft, both in the second half of 2010. We have executed lease agreements for both aircraft with a carrier in Asia. We currently have no other commitment to acquire aircraft in 2010.
2011-2014 Lease Expirations and Lease Placements
•	Scheduled lease expirations — placements. We have 11 owned aircraft originally having lease expirations scheduled in 2011. We have executed lease renewals, or commitments to lease or renew, with respect to three of these aircraft, and we have a signed sale agreement to sell one aircraft. We are actively remarketing the remaining seven aircraft. We currently have 68 aircraft with lease expirations scheduled in the period 2012-2014.

•	Aircraft acquisitions — placements. We are scheduled to take delivery of six of the New A330 Aircraft in 2011 and two in 2012, provided that we advance one of our 2012 positions in connection with the lease of one new Airbus Model A330-200 aircraft to Avianca in the fourth quarter of 2009 mentioned above. We have executed a lease agreement for one of the New A330 Aircraft scheduled for delivery in 2011 with a carrier in Asia and we are actively remarketing the remaining aircraft. We currently have no other commitment to acquire aircraft in the period 2011-2014.
Operating Expenses
     Operating expenses are comprised of depreciation of flight equipment held for lease, interest expense, selling, general and administrative expenses, or SG&A, aircraft impairment charges and maintenance and other costs. Because our operating lease terms generally require the lessee to pay for operating, maintenance and insurance costs, our portion of maintenance and other costs relating to aircraft reflected in our statement of income has been nominal; however, to the extent our customers failed to pay operating, maintenance, insurance or transition costs, our portion of these expenses for unscheduled lease terminations reflected in our income statement has increased significantly as compared to prior years.

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
     All of our aircraft-owning subsidiaries that are recognized as corporations for U.S. tax purposes are non-U.S. corporations. These non-U.S. subsidiaries generally earn income from sources outside the United States and typically are not subject to U.S. federal, state or local income taxes unless they operate within the U.S., in which case they may be subject to federal, state and local income taxes. We also have a U.S-based subsidiary which provides management services to our non-U.S. subsidiaries and is subject to U.S. federal, state and local income taxes. In addition, those subsidiaries that are resident in Ireland are subject to Irish tax.
Acquisitions and Dispositions
     We have an acquisition agreement, or the Airbus A330 Agreement, with Airbus S.A.S, or Airbus, under which we agreed to acquire from Airbus twelve new Airbus Model A330-200 aircraft, or the New A330 Aircraft. In February 2009, we amended the Airbus A330 Agreement to defer the scheduled delivery of an aircraft from the fourth quarter of 2010 to the first half of 2012. On May 27, 2009, we advanced one of the New A330 Aircraft positions and took delivery of one Airbus Model A330-200 aircraft and placed it on lease with Avianca, a new customer. In July 2009, we agreed with Airbus to defer one of the 2010 delivery positions to 2011. An additional 2012 delivery position is expected to be advanced in connection with the lease of one Airbus Model A330-200 Aircraft to Avianca in the fourth quarter of 2009. Two of the New A330 Aircraft are scheduled to be delivered in 2010, six are scheduled to be delivered in 2011 and the remaining two, providing we advance one position in the fourth quarter of 2009 as expected, are scheduled to be delivered in 2012.
     During the third quarter of 2009, we sold three Boeing Model 737-300 aircraft. The leases expired immediately prior to the sale of these aircraft. These sales resulted in a pre-tax gain of $0.2 million which is included in other income (expense) on our consolidated statement of income.

     The following table sets forth certain information with respect to the aircraft owned by us as of September 30, 2009:
AIRCASTLE AIRCRAFT INFORMATION

Owned
Aircraft as of
(Dollars in millions)	September 30, 2009(1)
Flight Equipment Held for Lease	$3,767
Number of Aircraft	128
Number of Lessees	60
Number of Countries	34
Weighted Average Age – Passenger (years)(2)(5)	11.2
Weighted Average Age – Freighter (years)(2)(5)	10.1
Weighted Average Age – Combined (years)(2)(5)	10.9
Weighted Average Remaining Passenger Lease Term (years)(3)(5)	3.7
Weighted Average Remaining Cargo Lease Term (years)(3)(5)	7.9
Weighted Average Remaining Combined Lease Term (years)(3)(5)	4.9
Weighted Average Fleet Utilization during Third Quarter 2009(4)	100%
Weighted Average Fleet Utilization for the nine months ended September 30, 2009(4)	98%

(1)	Calculated using net book value as of September 30, 2009.

(2)	Weighted average age (years) by net book value.

(3)	Weighted average remaining lease term (years) by net book value.

(4)	Aircraft on-lease days as a percent of total days in period weighted by net book value, excluding aircraft in freighter conversion.

(5)	Four Boeing Model 737-400 aircraft which will be converted to freighter configuration are included as “Freighter” aircraft; the remaining lease terms for these aircraft, for which we have executed leases post-conversion, are measured based on the ten-year terms of the post-conversion leases.
PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of
	September 30, 2009
	Number of	% of Net
	Aircraft	Book Value
Aircraft Type
Passenger:
Narrowbody	83	45%
Midbody	23	23%
Widebody	1	2%

Total Passenger	107	70%
Freighter(1)	21	30%

Total	128	100%

Manufacturer
Boeing	86	66%
Airbus	42	34%

Total	128	100%

Regional Diversification
Europe	61	48%
Asia(1)	30	21%
North America	14	12%
Latin America	9	7%
Middle East and Africa	13	12%
Off-lease (2)	1	—%

Total	128	100%

(1)	Includes four Boeing Model 737-400 aircraft which will be converted to freighter configuration and for which we have executed leases with a carrier in Asia post-conversion, two of which were delivered in the fourth quarter of 2009 and the remaining two of which we expect to deliver in the fourth quarter of 2009.

(2)	One Boeing Model 737-300 aircraft which was returned to us on a consensual early lease termination in the third quarter of 2009 which we are actively marketing for sale or lease.

     Our largest customer represents less than 8% of the net book value of flight equipment held for lease at September 30, 2009. Our top 15 customers for aircraft we owned at September 30, 2009, representing 52 aircraft and 59% of the net book value of flight equipment held for lease, are as follows:

			Number of
Percent of Net Book Value	Customer	Country	Aircraft
Greater than 6% per customer	Martinair(1)	Netherlands	5
	Emirates	United Arab Emirates	2
	US Airways	USA	8

3% to 6% per customer	Iberia Airlines	Spain	6
	GOL (2)	Brazil	6
	Airbridge Cargo(3)	Russia	1
	KLM (1)	Netherlands	1
	World Airways	USA	2
	Icelandair(4)	Iceland	5

Less than 3% per customer	Swiss International Air Lines	Switzerland	2
	China Eastern Airlines(5)	China	4
	Korean Air	South Korea	2
	SriLankan Airlines	Sri Lanka	2
	Cimber-Sterling	Denmark	4
	Malaysia Airlines	Malaysia	2

(1)	Martinair is a wholly owned subsidiary of KLM. Although KLM does not guarantee Martinair’s obligations under the relevant lease, if combined, the two together with another affiliated customer, represent 12% of flight equipment held for lease.

(2)	GOL has guaranteed the obligations of an affiliate, VRG Linhas Aereas, and accordingly, the two are shown combined in the above table.

(3)	Guaranteed by Volga-Dnepr.

(4)	Icelandair has guaranteed the obligations of an affiliate, SmartLynx, and accordingly, the two are shown combined in the above table.

(5)	China Eastern Airlines has announced that it will acquire Shanghai Airlines, a customer to which we lease four aircraft. If combined, the entity would be our 4th largest customer, with over 4% of net book value of flight equipment held for lease.
     Our owned aircraft portfolio as of September 30, 2009 is listed in Exhibit 99.1 to this report. Approximately 88% of the total aircraft and 88% of the freighters we owned as of September 30, 2009 are what we consider to be the most current technology for the relevant airframe and engine type and airframe size, as listed under the headings “Latest Generation Narrowbody Aircraft,” “Latest Generation Midbody Aircraft,” “Latest Generation Widebody Aircraft” and “Latest Generation Widebody Freighter Aircraft” in Exhibit 99.1 to this report.
Finance
     We have typically financed the initial purchase of aircraft using short-term credit arrangements and cash on hand. We then refinanced these short-term credit facilities on a long-term basis with the net proceeds from subsequent securitizations, bank debt and equity offerings. Our debt financing arrangements have been secured by the acquired aircraft and related leases and the financing parties have limited recourse to Aircastle Limited. While such financing has historically been available on reasonable terms given the loan to value profile we have used, the current financial markets turmoil has significantly reduced the availability of both debt and equity capital and the terms on which any such capital may be made available to us would not be as favorable to us. Though we expect the financing market to improve in time, we are presently taking a cautious approach to incremental financing and with respect to refinancing risk.
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

RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2008 to the three months ended September 30, 2009

	Three Months Ended
	September 30,
	2008	2009
	(Dollars in thousands)
Revenues:
Lease rental revenue	$136,578	$128,283
Amortization of net lease discounts and lease incentives	1,781	(3,992)
Maintenance revenue	5,433	31,376

Total lease rentals	143,792	155,667
Interest income	628	556
Other revenue	34	9,517

Total revenues	144,454	165,740

Expenses:
Depreciation	52,020	53,130
Interest, net	54,112	43,032
Selling, general and administrative (including non-cash share based payment expense of $1,659 and $1,742 for the three months ended September 30, 2008 and 2009, respectively)	11,641	11,074
Impairment of aircraft	—	18,211
Maintenance and other costs	891	4,836

Total operating expenses	118,664	130,283

Other income (expense):
Gain on sale of aircraft	772	162
Other	(1,673)	(738)

Total other income (expense)	(901)	(576)

Income from continuing operations before income taxes	24,889	34,881
Income tax provision	1,315	1,423

Net income	$23,574	$33,458

Revenues:
     Total revenues increased by 14.7% or $21.3 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, primarily as a result of the following:
     Lease rental revenue. The decrease in lease rental revenue of $8.3 million for the three months ended September 30, 2009 as compared to the same period in 2008 was primarily the result of decreases of:
•	$5.8 million of revenue as a result of aircraft sales during the third and fourth quarter of 2008;

•	$2.8 million of revenue due to downtime in connection with aircraft in transition and freighter conversions;

•	$4.2 million of revenue due to lower floating rate lease rentals and lease rate changes.
     These decreases were partially offset by $4.5 million in new lease rental revenue from the acquisition of new aircraft.
     Amortization of net lease discounts and lease incentives. The decrease in amortization of net lease discounts and lease incentives of $5.8 million for the three months ended September 30, 2009 as compared to the same period in 2008 results from the decrease in amortization of net lease discounts of $0.9 million and an increase in amortization of lease incentives of $4.9 million for aircraft transitions.
     Maintenance revenue. The increase in maintenance revenue of $25.9 million is the result of $4.2 million of maintenance revenue from scheduled lease terminations ($9.7 million in the three months ended September 30, 2009 as compared to $5.4 million in the three months ended September 30, 2008) and $21.7 million of maintenance revenue from early terminations of leases in the three months ended September 30, 2009.

     Other Revenue. The increase in other revenue of $9.5 million is primarily due to additional fees paid by lessees in connection with the early termination of four leases. The early termination of the four leases, along with a change in the forecasted cash flows, triggered an impairment for the related two Boeing Model 737-300 aircraft and two Boeing Model 757-200 aircraft in the amount of $18.2 million for the three months ended September 30, 2009. For the three months ended September 30, 2009, the Company received $18.2 million, of which $8.4 million represented lease termination payments included in other revenue and $9.8 million related to maintenance revenue from the previous lessees of these aircraft.
Operating Expenses:
     Total operating expenses increased by 9.8% or $11.6 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 primarily as a result of the following:
     Depreciation expense increased by $1.1 million for the three months ended September 30, 2009 over the same period in 2008 as a result of an increase in the aircraft book value due to the aircraft acquired in 2008, partially offset by the reduction in depreciation expense as a result of the sales of owned aircraft in 2008.
     Interest, net consisted of the following:

	Three Months Ended
	September 30,
	2008	2009
	(Dollars in thousands)
Interest on borrowings and other liabilities	$41,138	$36,779
Hedge ineffectiveness (gains) losses (unrealized)	2,072	457
Amortization of interest rate derivatives related to deferred (gains) losses	10,210	3,136
(Gain) losses on termination of interest rate derivatives	—	—
Amortization of deferred financing fees	2,986	3,077

Interest Expense	56,406	43,449
Less interest income	(1,610)	(57)
Less capitalized interest	(684)	(360)

Interest, net	$54,112	$43,032

     Interest, net decreased by $11.1 million, or 20.5%, over the three months ended September 30, 2008. The net decrease is primarily a result of:
•	a $4.4 million decrease in interest expense on our borrowings primarily due to a lower average debt balance;

•	a $1.6 million decrease resulting from changes in measured hedge ineffectiveness; and

•	a $7.1 million decrease in amortization of deferred losses primarily due to accelerated amortization taken in the third quarter of 2008.
     These decreases were partially offset by:
•	a $1.6 million decrease in interest income earned on our cash balances, reflecting significantly lower interest rates during the third quarter of 2009 compared to the same period in 2008; and

•	a $0.3 million decrease in capitalized interest due to delivery of aircraft from freighter conversion and lower interest rates during the third quarter of 2009 compared to the same period in 2008.
     Selling, general and administrative expenses, or SG&A, for the three months ended September 30, 2009, decreased by $0.6 million, or 4.9% over the same period in 2008. This decrease was due mainly to a decrease in travel expenses and professional fees. Non-cash share based expense was $1.7 million for the three months ended September 30, 2008 and 2009, respectively.

     Impairment of aircraft was $18.2 million during the three months ended September 30, 2009 which related to two Boeing Model 737-300 aircraft and two Boeing Model 757-200 aircraft. The impairment was triggered by the early termination of the related leases and changes to estimated future cash flows. See Maintenance Revenue and Other Revenue for additional information.
     Maintenance and other costs increased $3.9 million primarily as a result of aircraft transition costs for four aircraft in freighter conversion, three aircraft with leases that terminated before scheduled expiry and six of the eight aircraft returned from bankrupt lessees.
Other income (expense):
     Total other income (expense) for the three months ended September 30, 2009 decreased by $0.3 million over the same period in 2008 primarily as a result of $1.1 million of lower mark-to-market adjustments on our undesignated interest rate derivatives, partially offset by a lower gain on sale of aircraft of $0.6 million as compared to the third quarter of 2008.
Income Tax Provision
     Our provision for income taxes for the three months ended September 30, 2008 and 2009 was $1.3 million and $1.4 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland and the United States. The increase in our income tax provision of approximately $0.1 million for the three months ended September 30, 2009 as compared to the same period in 2008 was attributable to the increase in our operating income subject to tax in Ireland and the United States, offset by United States and Irish tax return adjustments.
     All of our aircraft-owning subsidiaries that are recognized as corporations for U.S. tax purposes are non-U.S. corporations. These non-U.S. subsidiaries generally earn income from sources outside the United States and typically are not subject to U.S. federal, state or local income taxes, unless they operate within the U.S., in which case they may be subject to federal, state and local income taxes. We also have a U.S-based subsidiary which provides management services to our non-U.S. subsidiaries and is subject to U.S. federal, state and local income taxes. In addition, those subsidiaries that are resident in Ireland are subject to Irish tax.
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

Comparison of the nine months ended September 30, 2008 to the nine months ended September 30, 2009

	Nine Months Ended
	September 30,
	2008	2009
	(Dollars in thousands)
Revenues:
Lease rental revenue	$405,206	$383,683
Amortization of net lease discounts and lease incentives	6,929	(7,919)
Maintenance revenue	9,575	47,616

Total lease rentals	421,710	423,380
Interest income	2,533	1,783
Other revenue	562	9,628

Total revenues	424,805	434,791

Expenses:
Depreciation	151,840	156,379
Interest, net	146,442	127,925
Selling, general and administrative (including non-cash share based payment expense of $4,872 and $5,129 for the nine months ended September 30, 2008 and 2009, respectively)	34,484	33,291
Impairment of aircraft	—	18,211
Maintenance and other costs	2,133	15,114

Total operating expenses	334,899	350,920

Other income (expense):
Gain on sale of aircraft	5,898	162
Other	(590)	855

Total other income	5,308	1,017

Income from continuing operations before income taxes	95,214	84,888
Income tax provision	4,662	5,388

Net income	$90,552	$79,500

Revenues:
     Total revenues increased by 2.4% or $10.0 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, primarily as a result of the following:
     Lease rental revenue. The decrease in lease rental revenue of $21.5 million for the nine months ended September 30, 2009 as compared to the same period in 2008 was primarily the result of decreases of:
•	$20.9 million of revenue as a result of aircraft sales during the third and fourth quarter of 2008;

•	$4.7 million of revenue due to downtime in connection with aircraft in transition and freighter conversions; and

•	$8.8 million of revenue due to lower floating rate lease rentals and lease rate changes.
     These decreases were partially offset by $12.9 million in new lease rental revenue from the acquisition of new aircraft.
     Amortization of net lease discounts and lease incentives. The decrease in amortization of net lease discounts and lease incentives of $14.8 million for the nine months ended September 30, 2009 as compared to the same period in 2008 results from the decrease in amortization of net lease discounts of $3.2 million and an increase in amortization of lease incentives of $11.6 million for aircraft transitions.
     Maintenance revenue. The increase in maintenance revenue of $38.0 million is the result of $8.8 million of maintenance revenue from scheduled lease terminations ($18.3 million in the nine months ended September 30, 2009 as compared to $9.6 million in the nine months ended September 30, 2008) and $29.3 million of maintenance revenue from early terminations of leases in the nine months ended September 30, 2009.

     Interest Income. The decrease in interest income of $0.7 million was primarily due to the sale of two of our debt investments in February 2008.
     Other Revenue. The increase in other revenue of $9.1 million is primarily due to additional fees paid by lessees in connection with the early termination of four leases. The early termination of the four leases along with a change in the forecasted cash flows triggered an impairment for the related two Boeing Model 737-300 aircraft and two Boeing Model 757-200 aircraft in the amount of $18.2 million for the nine months ended September 30, 2009. For the nine months ended September 30, 2009, the Company received $18.2 million, of which $8.4 million represented lease termination payments included in other revenue and $9.8 million related to maintenance revenue from the previous lessees of these aircraft.
Operating Expenses:
     Total operating expenses increased by 4.8% or $16.0 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 primarily as a result of the following:
     Depreciation expense increased by $4.5 million for the nine months ended September 30, 2009 over the same period in 2008 as a result of an increase in the aircraft book value due to the aircraft acquired in 2008, partially offset by the reduction in depreciation expense as a result of the sales of owned aircraft in 2008.
     Interest, net consisted of the following:

	Nine Months Ended
	September 30,
	2008	2009
	(Dollars in thousands)
Interest on borrowings and other liabilities	$129,188	$110,191
Hedge ineffectiveness (gains) losses (unrealized)	7,977	(2,874)
Amortization of interest rate derivatives related to deferred (gains) losses	9,737	10,932
Losses on termination of interest rate derivatives	1,003	2,758
Amortization of deferred financing fees	9,773	8,808

Interest Expense	157,678	129,815
Less interest income	(6,168)	(914)
Less capitalized interest	(5,068)	(976)

Interest, net	$146,442	$127,925

     Interest, net decreased by $18.5 million, or 12.6%, over the nine months ended September 30, 2008. The net decrease is primarily a result of:
•	a $19.0 million decrease in interest expense on our borrowings primarily due to a lower average debt balance;

•	a $10.9 million decrease resulting from changes in measured hedge ineffectiveness; and

•	a $1.0 million decrease in amortization of deferred financing fees resulting primarily from the write-off of fees during the second quarter of 2008.
     These decreases were partially offset by:
•	a $1.2 million increase in amortization of deferred losses primarily due to the termination of several interest rate derivative contracts during the fourth quarter of 2008;

•	a $1.8 million increase in hedge termination charges;

•	a $5.3 million decrease in interest income earned on our cash balances, resulting from significantly lower interest rates during the nine months ended September 30, 2009 compared to the same period in 2008; and

•	a $4.1 million decrease in capitalized interest due to lower interest rates during nine months ended September 30, 2009 compared to the same period in 2008 and the delivery of aircraft from freighter conversion and the manufacturer.

     Selling, general and administrative expenses, or SG&A, for the nine months ended September 30, 2009 decreased by $1.2 million, or 3.5% over the same period in 2008. This decrease was due mainly to a decrease in personnel costs, travel expenses and professional fees. Non-cash share based expense was $4.9 million in 2008 and $5.1 million in 2009, respectively.
     Impairment of aircraft was $18.2 million during the nine months ended September 30, 2009 which related to two Boeing Model 737-300 aircraft and two Boeing Model 757-200 aircraft. The impairment was triggered by the early termination of the related leases and changes to estimated future cash flows. See Maintenance Revenue and Other Revenue for additional information.
     Maintenance and other costs increased $13.0 million primarily as a result of aircraft transition costs for four aircraft in freighter conversion, three aircraft with leases that terminated before scheduled expiry and six of the eight aircraft returned from bankrupt lessees.
Other income:
     Total other income for the nine months ended September 30, 2009 decreased by $4.3 million over the same period in 2008 primarily as a result of a lower gain on sale of aircraft of $5.7 million as compared to the same period in 2008 and partially offset by $1.5 million of lower mark-to-market adjustments on our undesignated interest rate derivatives.
Income Tax Provision
     Our provision for income taxes for the nine months ended September 30, 2008 and 2009 was $4.7 million and $5.4 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland and the United States. The increase in our income tax provision of approximately $0.7 million for the nine months ended September 30, 2009 as compared to the same period in 2008 was attributable to the increase in our operating income subject to tax in Ireland and the United States, offset by United States and Irish tax return adjustments.
     All of our aircraft-owning subsidiaries that are recognized as corporations for U.S. tax purposes are non-U.S. corporations. These non-U.S. subsidiaries generally earn income from sources outside the United States and typically are not subject to U.S. federal, state or local income taxes, unless they operate within the U.S., in which case they may be subject to federal, state and local income taxes. We also have a U.S-based subsidiary which provides management services to our non-U.S. subsidiaries and is subject to U.S. federal, state and local income taxes. In addition, those subsidiaries that are resident in Ireland are subject to Irish tax.
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
RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2009, the Financial Accounting Standards Board (FASB) issued the Statement of Financial Accounting Standard (“SFAS”) No. 168, FASB Accounting Standards Codification TM (“ASC”). The ASC is effective for interim and annual periods ending after September 15, 2009. Upon the effective date, the ASC became the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. The Codification does not replace or affect guidance issued by the SEC or its staff for public companies in their filings with the SEC. Effective July 1, 2009, changes to the ASC are communicated through an Accounting Standards Update (“ASU”). The

Company adopted the ASC during the third quarter of 2009, and as a result, all references to prior accounting and reporting standards which have been superseded by the ASC have been changed to reflect the new reference within the ASC. The ASC does not change or alter existing US GAAP and, therefore, it did not impact our financial position, results of operations and cash flows.
     Effective January 1, 2009, ASC 815 Derivatives and Hedging, required enhanced derivative and hedging disclosures, which is intended to improve financial reporting about derivative instruments and hedging activities, to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows.
     Also effective January 1, 2009, ASC 260 Earnings Per Share, determined that unvested share-based payment awards that contain nonforfeitable rights to receive dividend or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation for the purpose of applying the two-class method when calculating earnings per share (“EPS”). The adoption requires us to present EPS using the two-class method for our current period EPS computations and to retrospectively revise our comparative prior period EPS computations using the two-class method. The adoption did not have a material effect on EPS.
     Effective the second quarter of 2009, ASC 820 Fair Value Measurements and Disclosures, provided additional guidelines for making fair value measurements and identifying circumstances that indicate a transaction is not orderly. Also effective the second quarter of 2009, ASC 825 Financial Instruments, enhanced consistency in financial reporting by increasing the frequency of fair value disclosures to include interim as well as annual reports. The adoption of these ASC’s did not have a material impact on our consolidated financial statements.
     Effective the second quarter of 2009, ASC 320 Investments—Debt and Equity Securities, provided additional guidance designed to create greater clarity and consistency in accounting for, and presenting losses on, debt securities. This guidance included determining whether impairments on debt securities were other than temporary and it modified the presentation and disclosures surrounding such instruments. The adoption of this ASC did not have a material impact on our consolidated financial statements.
     Also effective the second quarter of 2009, ASC 855 Subsequent Events, established general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued, or were available to be issued. The adoption of this ASC did not have a material impact on our consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation (“FIN”) No. 46(R) (“SFAS No. 167”), which amends FIN No. 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest, or interests, give it a controlling financial interest in a variable interest entity. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This Statement amends certain guidance in FIN No. 46(R) for determining whether an entity is a variable interest entity and requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. SFAS No. 167 will be effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The Company is currently evaluating the requirements of SFAS No. 167 and anticipates that the adoption will not have a material impact on the Company’s consolidated financial statements.

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
     During the nine months ended September 30, 2009, we acquired one aircraft and made capital expenditures (including lease incentives) to our aircraft portfolio totaling $124.1 million. We expect to fund approximately $250.6 million of purchase obligations for aircraft delivery, pre-delivery and conversion payments during the next twelve months. In addition, at September 30, 2009, we expect capital expenditures and lessee maintenance payment draws on our owned and committed aircraft portfolio to be approximately $80.0 million to $90.0 million, excluding freighter conversion payments (see Purchase Obligations in “Contractual Obligations” below), and we expect maintenance payment collections from lessees on our owned aircraft portfolio to be approximately equal to the expected expenditures and draws over the next twelve months. There can be no assurance that the capital expenditures, our contributions to maintenance events and lessee maintenance payment draws described above will not be greater than expected or that our expected maintenance payment collections or disbursements will equal our current estimates.
     We believe that cash on hand and funds generated from operations will be sufficient to satisfy our liquidity needs, including our pre-delivery payments, required debt amortization, expected capital expenditures and lessor contributions over the next twelve months. In addition, potential asset sales and a potential future financing facility to fund a portion of the Airbus pre-delivery payments may provide additional sources of liquidity over that time frame.
Cash Flows

	Nine Months Ended
	September 30,
	2008	2009
	(Dollars in thousands)
Net cash flow provided by operating activities	$213,561	$206,049
Net cash flow used in investing activities	(91,913)	(146,265)
Net cash flow (used in) provided by financing activities	(58,160)	(8,323)
     Operating activities provided net cash flow of $213.6 million and $206.0 million for the nine months ended September 30, 2008 and September 30, 2009, respectively. Net cash from operations decreased $7.6 million for the nine months ended September 30, 2009 versus the same period in 2008 primarily as a result of:
•	$3.0 million decrease in cash flow from working capital (changes in certain assets and liabilities);

•	$21.5 million decrease in cash flow from lease rental revenues; and

•	$13.0 million cash paid for aircraft transition costs in 2009.
     These decreases were partially offset by:
•	$12.2 million decrease in cash payments for interest; and

•	$20.4 million increase in cash received for maintenance revenue.

     Net cash flow used in investing activities was $91.9 million and $146.3 million for the nine months ended September 30, 2008 and September 30, 2009, respectively. Net cash used in investing activities for the nine months ended September 30, 2009 consisted primarily of:
•	$124.1 million of cash used for aircraft acquisitions and capital expenditures (including lease incentives); and

•	$41.9 million of cash used for aircraft pre-delivery payments and progress payments on conversions of aircraft.
     These were partially offset by:
•	$10.6 million of cash of cash received from the sale of flight equipment; and

•	$5.5 million of cash received from the sale of debt investments.
     Net cash flow used in financing activities totaled $58.2 million for the nine months ended September 30, 2008 and $8.3 million for the nine months ended September 30, 2009. The net decrease in cash flow used in financing activities of $49.9 million versus the same period in 2008 was a result of:
•	$87.5 million of lower restricted cash related to unreleased securitizations and term financings;

•	$67.7 million of lower principal repayments on our repurchase agreements;

•	$65.6 million of lower payments for terminated cash flow hedges;

•	$70.6 million of lower dividend payments;

•	$19.8 million of lower deferred financings costs; and

•	$1.2 million of security deposits and maintenance payments received (net of payments).
          These decreases were partially offset by:
•	$263.5 million of lower borrowings (net of repayments) on our credit facilities, term debt financings and securitizations.
Debt Obligations
     The following table provides a summary of our securitizations and term financing facilities at September 30, 2009:

					Final
		Outstanding	Number of	Interest	Stated
Debt Obligation	Collateral	Borrowing(1)	Aircraft	Rate(2)	Maturity(3)
	(Dollars in thousands)
Securitization No. 1	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	$446,633	33	0.51%	6/20/31

Securitization No. 2	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	1,072,072	57	0.51%	6/14/37

Term Financing No. 1	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	720,935	28	2.00%	5/02/15

Term Financing No. 2	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	126.538	8	3.02%	9/23/13

ECA Term Financing	Interests in aircraft leases, beneficial interests in aircraft leasing entities and related interests	69,415	1	4.48%	5/27/21

Total		$2,435,593

(1)	Outstanding borrowing amount equals committed borrowing amount at September 30, 2009.

(2)	Reflects floating rate in effect at the most recent applicable reset date.

(3)	For Securitization No. 1, Securitization No. 2 and Term Financing No. 1, all cash flows available after expenses and interest will be applied to debt amortization, if the debt is not refinanced by June 2011, June 2012, and May 2013, respectively.

     Our debt obligations contain various loan covenants which are customary for financings of the relevant type. Such covenants do not, in management’s opinion, materially restrict our investment strategy or our ability to raise capital. We are in compliance with all of our loan covenants as of September 30, 2009.
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
     The following securitizations and term debt financing structures include liquidity facility commitments described in the table below:

		Available Liquidity
		December 31,	September 30,	Unused	Interest Rate
Facility	Liquidity Facility Provider	2008	2009	Fee	on any Advances
		(Dollars in thousands)
Securitization No. 1	Calyon	$42,000	$42,000	0.45%	1M Libor + 1.00%
Securitization No. 2	HSH Nordbank AG	82,343	80,405 (1)	0.50%	1M Libor + 0.75%(2)
Term Financing No. 1	Calyon	15,152	14,419	0.60%	1M Libor + 1.20%

(1)	Following a ratings downgrade with respect to the liquidity facility provider in May 2009, the liquidity facility was drawn and the proceeds, or permitted investments thereof, remain available to provide liquidity if required.

(2)	Amounts drawn following a ratings downgrade with respect to the liquidity facility provider do not bear interest; however, net investment earnings will be paid to the liquidity facility provider and the unused fee continues to apply.
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
     In May 2009, we were notified of a short-term credit rating downgrade of the liquidity facility provider for Securitization No. 2, HSH Nordbank AG. This downgrade required a drawing of the liquidity facility in cash, which was deposited in a liquidity facility deposit account and held as cash collateral. HSH Nordbank AG directs the investment of this restricted cash into AAA-rated investments. Accordingly, the restricted cash is recorded as an asset on our consolidated balance sheet as Restricted liquidity facility collateral. In addition, the commitment to repay the Securitization No. 2 liquidity facility is recorded as a liability on our consolidated balance sheet as Liquidity facility. As of September 30, 2009, the liquidity facilities for Securitization No. 1 and Term Financing No. 1 remain undrawn.

Contractual Obligations
     Our contractual obligations consist of principal and interest payments on variable rate liabilities, obligations under the Airbus A330 Agreement, obligations under our freighter conversion contracts and rent payments pursuant to our office leases. Total contractual obligations decreased from $3.75 billion at December 31, 2008 to approximately $3.41 billion at September 30, 2009 due primarily to principal and interest payments made under our securitizations and term financings, lower variable interest rates and payments made under our purchase obligations.
     The following table presents our actual contractual obligations and their payment due dates as of September 30, 2009:

	Payments Due By Period as of September 30, 2009
		Less than			More than
Contractual Obligations	Total	1 year	2-3 years	4-5 years	5 years
	(Dollars in thousands)

Securitization No. 1(1)	$455,218	$28,439	$133,100	$186,982	$106,697
Securitization No. 2(2)	1,099,527	63,829	144,938	346,351	544,409
Term Financing No. 1(3)	785,634	63,063	123,185	201,469	397,917
Term Financing No. 2(4)	134,770	34,025	70,091	30,654	—
ECA Term Financing(5)	89,232	7,648	15,297	15,297	50,990
Office leases(6)	4,335	1,116	2,250	622	347
Purchase obligations(7)	836,803	250,594	586,209	—	—

Total	$3,405,519	$448,714	$1,075,070	$781,375	$1,100,360

(1)	Includes interest on variable rate, LIBOR-based instruments at the September 30, 2009 rate and principal payments based on amortization schedules through October 2015 that require the securitization cash flows be applied to the outstanding principal balance of the indebtedness so that the loan to assumed aircraft values are held constant through June 2011, after which all excess cash flow is required to reduce the principal balances of the indebtedness.

(2)	Includes interest on variable rate, LIBOR-based instruments at the September 30, 2009 rate and principal payments based on amortization schedules through February 2018 that require the securitization cash flows be applied to the outstanding principal balance of the indebtedness so that the loan to assumed aircraft values are held constant through June 2012, after which all excess cash flow is required to reduce the principal balances of the indebtedness. The Less than 1 year commitments include repayment of $16.1 million and the 2-3 years commitments include repayments of $7.4 million related to contracted sales for two aircraft in 2010 and one aircraft in 2011.

(3)	Includes interest on variable rate, LIBOR-based instruments at the September 30, 2009 rate and scheduled principal payments through May 2013, after which all excess cash flow is required to reduce the principal balances of the indebtedness until maturity in May 2015.

(4)	Includes interest on variable rate, LIBOR-based instruments at the September 30, 2009 rate and principal payments equal to 85% of the cash flow remaining after the payment of expenses, fees, interest and amounts owing to interest rate hedge providers.

(5)	Includes scheduled principal and interest payments based upon a fixed rate, 12 year, fully amortizing loan.

(6)	Represents contractual payment obligations for our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.

(7)	At September 30, 2009, we had aircraft purchase agreements and freighter conversion agreements, including the acquisition of 11 New A330 Aircraft from Airbus. Reflects anticipated acceleration of one 2012 New A330 Aircraft position to the fourth quarter of 2009 for immediate lease placement with Avianca.
Capital Expenditures
     We make capital expenditures from time to time in connection with improvements made to our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the nine months ended September 30, 2008 and 2009, we incurred a total of $25.6 million and $43.2 million, respectively, of capital expenditures (including lease incentives) related to the acquisition and improvement of aircraft.
     As of September 30, 2009, the weighted average age (by net book value) of our aircraft was approximately 10.9 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Under our leases, the lessee is primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement. At September 30, 2009, we had $250.0 million of maintenance reserves as a liability on our balance sheet. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.
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
Off-Balance Sheet Arrangements
     We did not have any off-balance sheet arrangements as of September 30, 2009.
Foreign Currency Risk and Foreign Operations
     At September 30, 2009, all of our leases are payable to us in U.S. dollars. However, we incur Euro and Singapore dollar-denominated expenses in connection with our subsidiary in Ireland and branch office in Singapore. As of September 30, 2009, 11 of our 75 employees were based in Ireland and four employees were based in Singapore. For the nine months ended September 30, 2009, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated approximately $5.2 million in U.S. dollar equivalents and represented approximately 16% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, it is likely that our international operations and our exposure to foreign currency risk will increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases we may enter into hedging transactions in the future to mitigate this risk. For the nine months ended September 30, 2008 and 2009, we incurred insignificant net gains and losses on foreign currency transactions.
Hedging
     In the normal course of business we utilize interest rate derivatives to manage our exposure to interest rate risks. Specifically, our interest rate derivatives are hedging variable rate interest payments on our various debt facilities. . If certain conditions are met, an interest rate derivative may be specifically designated as a cash flow hedge. All of our designated interest rate derivatives are cash flow hedges. We have one interest rate derivative that is not designated for accounting purposes.

     We held the following derivative contracts as of September 30, 2009:

	Liability Derivatives
				Future
	Current			Maximum
	Notional	Effective	Maturity	Notional	Floating	Fixed	Balance Sheet
Hedged Item	Amount	Date	Date	Amount	Rate	Rate	Location	Fair Value
	(Dollars in thousands)
Interest rate derivatives designated as cash flow hedges:
Securitization No. 1	$455,865	Jun-06	Jun-16	$455,865	1M LIBOR + 0.27%	5.78%	Fair value of derivative liabilities	$59,134
Securitization No. 2	1,063,481	Jun-07	Jun-12	1,063,481	1M LIBOR	5.25% to 5.36%	Fair value of derivative liabilities	96,104
Term Financing No. 1(1)	654,555	Jun-08	May-13	654,555	1M LIBOR	4.04%	Fair value of derivative liabilities	39,203
Term Financing No. 1(1)	—	May-13	May-15	491,718	1M LIBOR	5.31%	Fair value of derivative liabilities	7,522

Total interest rate derivatives designated as cash flow hedges	2,173,901			2,665,619				201,963

Interest rate derivatives not designated as cash flow hedges:
Term Financing No. 2 (2)	113,255	Oct-08	Sep-13	113,255	3M LIBOR	3.17%	Fair value of derivative liabilities	3,586

Total interest rate derivatives not designated as cash flow hedges	113,255			113,255				3,586

Total interest rate derivatives.	$2,287,156			$2,778,874				$205,549

(1)	The interest payments related to Term Financing No. 1 are being hedged by two consecutive interest rate derivatives. When the first matures in May 2013, the next becomes effective.

(2)	Although we entered into this interest rate derivative to hedge the variable rate interest payments in connection with Term Financing No. 2, it has not been designated as a hedge for accounting purposes.
     As of September 30, 2009, accrued interest payable included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheet was $5.9 million related to interest rate derivatives designated as cash flow hedges and $72 thousand for interest rate derivatives not designated as cash flow hedges.
     The amount of loss expected to be reclassified from accumulated OCI into interest expense over the next 12 months consists of net interest settlements on active interest rate derivatives disclosed above in the amount of $92.5 million and the amortization of deferred net losses in the amount of $7.8 million. For the nine months ended September 30, 2009, the amount of loss reclassified from accumulated OCI into interest expense consisted of net interest settlements on active interest rate derivatives in the amount of $75.0 million and the amortization of deferred net losses in the amount of $6.1 million as disclosed below.

     The following table summarizes non-cash amounts charged directly to the consolidated statement of income for the three and nine months ended September 30, 2008 and 2009, respectively, related to our interest rate derivatives:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(Dollars in thousands)
	2008	2009	2008	2009
Interest Expense:
Hedge ineffectiveness (gains) losses (unrealized)	$2,072	$457	$7,977	$(2,874)

Amortization:
Accelerated amortization of deferred losses	8,473	1,176	8,595	4,880
Amortization of deferred (gains) losses	1,737	1,960	1,142	6,052
(Gains) Losses on termination of interest rate derivatives	—	—	1,003	2,758

Total Amortization	10,210	3,136	10,740	13,690

Total charged to interest expense	$12,282	$3,593	$18,717	$10,816

Other Income (Expense):
Mark to market gains (losses) on undesignated interest rate derivatives	$(1,672)	$(608)	$(943)	$556

Total charged to other income (expense)	$(1,672)	$(608)	$(943)	$556

     The weighted average interest pay rates of these derivatives were 4.90% at December 31, 2008 and 4.91% at September 30, 2009.
     As of September 30, 2009, we did not have any cash collateral pledged under our interest rate derivatives, nor do we have any existing agreements that require cash collateral postings.
Management’s Use of EBITDA
     We define EBITDA as income (loss) from continuing operations before income taxes, interest expense, and depreciation and amortization. We use EBITDA to assess our consolidated financial and operating performance, and we believe this non-US GAAP measure is helpful in identifying trends in our performance.
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
Limitations of EBITDA
     EBITDA has limitations as an analytical tool. It should not be viewed in isolation or as a substitute for US GAAP measures of earnings. Material limitations in making the adjustments to our earnings to calculate EBITDA, and using this non-US GAAP financial measure as compared to US GAAP net income (loss), include:
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

     An investor or potential investor may find this item important in evaluating our performance, results of operations and financial position. We use non-US GAAP financial measures to supplement our US GAAP results in order to provide a more complete understanding of the factors and trends affecting our business.
     EBITDA is not an alternative to net income, income from operations or cash flows provided by or used in operations as calculated and presented in accordance with US GAAP. You should not rely on EBITDA as a substitute for any such US GAAP financial measure. We strongly urge you to review the reconciliation of EBITDA to US GAAP net income (loss), along with our consolidated financial statements included elsewhere in this quarterly report. We also strongly urge you to not rely on any single financial measure to evaluate our business. In addition, because EBITDA is not a measure of financial performance under US GAAP and is susceptible to varying calculations, the EBITDA measure, as presented in this quarterly report, may differ from, and may not be comparable to, similarly titled measures used by other companies. The table below shows the reconciliation of net income (loss) to EBITDA for the three and nine months ended September 30, 2008 and 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
	(Dollars in thousands)
Net income	$23,574	$33,458	$90,552	$79,500
Depreciation	52,020	53,130	151,840	156,379
Amortization of net lease discounts and lease incentives	(1,781)	3,992	(6,929)	7,919
Interest, net	54,112	43,032	146,442	127,925
Income tax provision	1,315	1,423	4,662	5,388

EBITDA	$129,240	$135,035	$386,567	$377,111

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

Sensitivity Analysis
     The following discussion about the potential effects of changes in interest rates is based on a sensitivity analysis, which models the effects of hypothetical interest rate shifts on our financial condition and results of operations. We changed our interest rate risk disclosure to an alternative that provides a more meaningful analysis of our interest rate risk. Although we believe a sensitivity analysis provides the most meaningful analysis permitted by the rules and regulations of the SEC, it is constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by the inability to include the extraordinarily complex market reactions that normally would arise from the market shifts modeled. Although the following results of a sensitivity analysis for changes in interest rates may have some limited use as a benchmark, they should not be viewed as a forecast. This forward-looking disclosure also is selective in nature and addresses only the potential minimum contracted rental and interest expense impacts on our financial instruments and our four variable rate leases and, in particular, does not address the mark-to-market impact on our interest rate derivatives. It also does not include a variety of other potential factors that could affect our business as a result of changes in interest rates.
     A hypothetical 100-basis point increase/decrease in our variable interest rates would increase/decrease the minimum contracted rentals on our portfolio as of September 30, 2009 by $1.2 million and $0.9 million, respectively, over the next twelve months. As of September 30, 2009, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $0.7 million and $0.4 million, respectively, net of amounts received from our interest rate derivatives, over the next twelve months.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
     The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO, and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2009. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.
Changes in Internal Control over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is not a party to any material legal or adverse regulatory proceedings.
Item 1A. Risk Factors
     There have been no material changes to the disclosure related to the risk factors described in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2008.
Item 6. Exhibits

Exhibit No.	Description of Exhibit
3.1	Memorandum of Association†

3.2	Bye-laws†

4.1	Specimen Share Certificate†

4.2	Amended and Restated Shareholders Agreement among Aircastle Limited and Fortress Investment Fund III LP, Fortress Investment Fund III (Fund B) LP, Fortress Investment Fund III (Fund C) LP, Fortress Investment Fund III (Fund D) L.P., Fortress Investment Fund III (Fund E) LP, Fortress Investment Fund III (Coinvestment Fund A) LP, Fortress Investment Fund III (Coinvestment Fund B) LP, Fortress Investment Fund III (Coinvestment Fund C) LP, Fortress Investment Fund III (Coinvestment Fund D) L.P., Drawbridge Special Opportunities Fund LP, Drawbridge Special Opportunities Fund Ltd. and Drawbridge Global Macro Master Fund Ltd.†

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Owned Aircraft Portfolio at September 30, 2009

†	Incorporated by reference to the Company’s registration statement on Form S-1, filed with the SEC on June 2, 2006, as amended on July 10, 2006, July 25, 2006 and August 2, 2006.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 9, 2009

AIRCASTLE LIMITED (Registrant)
By:	/s/ Aaron Dahlke
Aaron Dahlke
Chief Accounting Officer and Authorized Officer