Form 10-K/A
period 2008-12-31
Aircastle LTD
filed 2010-02-24
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

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

EXPLANATORY NOTE REGARDING THIS FORM 10-K/A

Aircastle Limited (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008, originally filed with the Securities and Exchange Commission (“SEC”) on March 2, 2009 (the “original Form 10-K”), solely to amend Exhibits 32.1 and 32.2, the certifications of its principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002, to correct certain typographical errors therein. As requested by the SEC, the Company is filing the complete text of the original Form 10-K and exhibits 23.1, 31.1, 31.2, 32.1 and 32.2 in their entirety in this Amendment No. 1 on Form 10-K/A to reflect the above changes. Except for the amended certifications described above, the information in this Form 10-K/A has not been updated to reflect events that occurred after March 2, 2009, the filing date of our original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-K, including any amendments to those filings.

SAFE HARBOR STATEMENT UNDER THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain items in this Annual Report on Form 10-K/A (this “report”), and other information we provide from time to time, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not necessarily limited to, statements relating to our ability to acquire, sell and lease aircraft, raise capital, pay dividends, and increase revenues, earnings and EBITDA and the global aviation industry and aircraft leasing sector. Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “target(s),” “project(s),” “predict(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s),” “estimate(s)” and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements; Aircastle Limited can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any forward-looking statements contained in this report. Factors that could have a material adverse effect on our operations and future prospects or that could cause actual results to differ materially from Aircastle Limited’s expectations include, but are not limited to, prolonged capital markets disruption and volatility, which may adversely affect our continued ability to obtain additional capital to finance our working capital needs, our pre-delivery payment obligations and other aircraft acquisition commitments and our ability to extend or replace our existing financings; our exposure to increased bank and counterparty risk caused by credit and capital markets disruptions; our ability to acquire aircraft at attractive prices and to raise or borrow capital at attractive rates to fund future aircraft acquisitions; our ability to find new ways to raise capital, including managing investment funds or other entities; our continued ability to obtain favorable tax treatment in Bermuda, Ireland and other jurisdictions; our ability to pay dividends; our ability to lease aircraft at favorable rates; an adverse change in the value of our aircraft; the possibility that conditions to closing of certain transactions will not be satisfied; general economic conditions and economic conditions in the markets in which we operate; competitive pressures within the industry and/or markets in which we operate; a continuing economic slow-down, high or volatile fuel prices, lack of access to capital and other factors affecting the creditworthiness of our airline customers and their ability to continue to perform their obligations under our leases; interest rate fluctuations; termination payments on our interest rate hedges; our ability to obtain certain required licenses and approvals; the impact of future terrorist attacks or wars on the airline industry; our concentration of customers, including geographical concentration; and other risks detailed from time to time in Aircastle Limited’s filings with the Securities and Exchange Commission ( the “SEC”), including as described in Item 1A. “Risk Factors” and elsewhere in this report. In addition, new risks and uncertainties emerge from time to time, and it is not possible for Aircastle to predict or assess the impact of every factor that may cause its actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this report. Aircastle Limited expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

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

Recent Sales of Unregistered Securities

The following is a summary of transactions by us involving sales of our securities that were not registered under the Securities Act during the last three years preceding the date of this Annual Report on Form 10-K/A.

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

Ernst & Young LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K/A, audited the effectiveness of our controls over financial reporting as of December 31, 2008. Ernst & Young LLP has issued their report which is included below.

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

3.  Exhibits.

The exhibits filed herewith are listed on the Exhibit Index filed as part of this report on Form 10-K/A.

(B)	EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Asset Purchase Agreement, dated as of January 21, 2007, by and among the Sellers listed on Schedule 1-A, each of which is a direct or indirect subsidiary of Guggenheim Aviation Investment Fund, LP, a Delaware limited partnership, and the Purchasers listed on Schedule 1-B, each of which is a direct or indirect subsidiary of Aircastle Limited, a Bermuda exempted company††††
3.1	Memorandum of Association†
3.2	Bye-laws†
4.1	Specimen Share Certificate†
4.2	Amended and Restated Shareholders Agreement among Aircastle Limited and Fortress Investment Fund III LP, Fortress Investment Fund III (Fund B) LP, Fortress Investment Fund III (Fund C) LP, Fortress Investment Fund III (Fund D) L.P., Fortress Investment Fund III (Fund E) LP, Fortress Investment Fund III (Coinvestment Fund A) LP, Fortress Investment Fund III (Coinvestment Fund B) LP, Fortress Investment Fund III (Coinvestment Fund C) LP, Fortress Investment Fund III (Coinvestment Fund D) L.P., Drawbridge Special Opportunities Fund LP, Drawbridge Special Opportunities Fund Ltd. and Drawbridge Global Macro Master Fund Ltd.†
10.1	Aircastle Limited 2005 Equity and Incentive Plan†, #
10.2	Form of Restricted Share Purchase Agreement†, #
10.3	Form of Restricted Share Grant Letter†, #
10.4	Form of International Restricted Share Grant Letter†, #
10.5	Letter Agreement, dated May 2, 2005, between Aircastle Limited and Ron Wainshal†, #
10.6	Letter Agreement, dated February 3, 2005, between Aircastle Limited and David Walton†, #
10.7	Letter Agreement, dated March 8, 2006, between Aircastle Advisor LLC and David Walton†, #
10.8	Letter Agreement, dated February 24, 2006, between Aircastle Advisor LLC and Joseph Schreiner†, #
10.9	Letter Agreement, dated April 29, 2005, between Aircastle Advisor LLC and Jonathan Lang†, #
10.10	Letter Agreement, dated March 8, 2006 between Aircastle Advisor LLC and Jonathan M. Lang†, #
10.11	Letter Agreement, dated January 8, 2007, between Aircastle Advisor LLC and Michael Platt†††, #
10.12	Credit Agreement, dated as of February 28, 2006, by and among Aircastle Investment Holdings 2 Limited, Aircastle Ireland No. 3 Limited, certain Holding Subsidiary Trusts and Holdings SPCs designated as Borrowing Affiliates, JPMorgan Chase Bank, N.A., Bear Stearns Corporate Lending Inc. and Citibank, N.A.†
10.13	Parent Guarantor Guaranty Agreement, dated as of February 28, 2006, by Aircastle Limited to JPMorgan Chase Bank, N.A.†
10.14	Subscription Agreement, dated as of April 28, 2006, between Aircastle Limited and Ueberroth Family Trust†
10.15	Trust Indenture, dated as of June 15, 2006, among ACS Aircraft Finance Bermuda Limited, as Issuer, ACS Aircraft Finance Ireland PLC, as Guarantor, Deutsche Bank Trust Company Americas, in its capacity as the Cash Manager, Deutsche Bank Trust Company Americas, in its capacity as the person accepting appointment as the Trustee under the Indenture, CALYON, Financial Guaranty Insurance Company and Deutsche Bank Trust Company Americas, in its capacity as the Drawing Agent†

Exhibit No.	Description of Exhibit

10.16	Trust Indenture, dated as of June 15, 2006, among ACS Aircraft Finance Ireland PLC, as Issuer, ACS Aircraft Finance Bermuda Limited, as Guarantor, Deutsche Bank Trust Company Americas, in its capacity as the Cash Manager, Deutsche Bank Trust Company Americas, in its capacity as the person accepting appointment as the Trustee under the Indenture, CALYON, Financial Guaranty Insurance Company and Deutsche Bank Trust Company Americas, in its capacity as the Drawing Agent†
10.17	Amended and Restated Aircastle Limited 2005 Equity and Incentive Plan†, #
10.18	First Amendment, dated as of June 15, 2006, to the Credit Agreement, dated as of February 28, 2006, by and among Aircastle Investment Holdings 2 Limited, Aircastle Ireland No. 3 Limited, certain Holding Subsidiary Trusts and Holdings SPCs designated as Borrowing Affiliates, JPMorgan Chase Bank, N.A., Bear Stearns Corporate Lending Inc. and Citibank, N.A.†
10.19	Form of Indemnification Agreement with directors and officers†
10.20	Amendment and Restatement, dated as of December 15, 2006, of the Credit Agreement, dated as of February 28, 2006, by and among Aircastle Investment Holdings 2 Limited, Aircastle Ireland No. 3 Limited and certain Borrowing Affiliates, as Borrowers, and JPMorgan Chase Bank, N.A., Bear Stearns Corporate Lending Inc. and Citicorp North America, Inc., as Lenders, and JPMorgan Chase Bank, N.A., as Agent†††
10.21	Credit Agreement, dated as of December 15, 2006, among Aircastle Limited as Parent, Aircastle Holding Corporation Limited, Aircastle Ireland Holdings Limited, as Borrowers, JPMorgan Chase Bank, N.A., Bear Stearns Corporate Lending Inc. and Citicorp North America, Inc., as Lenders, and JPMorgan Chase Bank, N.A., as Agent††
10.22	Guaranty Agreement, dated as of December 15, 2006, among Aircastle Limited, Aircastle Advisor LLC, Aircastle Bermuda Securities Limited and Aircastle Ireland Holdings Limited, as Guarantors, and JPMorgan Chase Bank, N.A., as Agent for the Lenders††
10.23	Second Amendment, dated as of April 5, 2007 to the Credit Agreement (2006-B), dated as of December 15, 2006 (as amended by the First Amendment dated as of January 22, 2007), by and among Aircastle Limited, an exempted company organized and existing under the laws of Bermuda, Aircastle Holding Corporation Limited, an exempted company organized and existing under the laws of Bermuda, Aircastle Ireland Holding Limited a limited liability company incorporated in Ireland, JPMorgan Chase Bank, N.A., as administrative agent and certain lenders from time to time parties thereto*
10.24	Employment Letter, dated April 12, 2007, between Aircastle Advisor LLC and Michael Inglese**, #
10.25	Separation Agreement, dated April 12, 2007, between Aircastle Advisor LLC and Mark Zeidman**, #
10.26	Trust Indenture, dated as of June 8, 2007, among ACS 2007-1 Limited, as Issuer, ACS Aircraft Finance Ireland 2 Limited, as Guarantor, Deutsche Bank Trust Company Americas, in its capacity as the Cash Manager, Deutsche Bank Trust Company Americas, in its capacity as the person accepting appointment as the Trustee under the Indenture, HSH Nordbank AG, New York Branch, Financial Guaranty Insurance Company and Deutsche Bank Trust Company Americas, in its capacity as the Drawing Agent***
10.27	Trust Indenture, dated as of June 8, 2007, among ACS Aircraft Finance Ireland 2 Limited, as Issuer, ACS 2007-1 Limited, as Guarantor, Deutsche Bank Trust Company Americas, in its capacity as the Cash Manager, Deutsche Bank Trust Company Americas, in its capacity as the person accepting appointment as the Trustee under the Indenture, HSH Nordbank AG, New York Branch, Financial Guaranty Insurance Company and Deutsche Bank Trust Company Americas, in its capacity as the Drawing Agent***
10.28	Acquisition Agreement, dated as of June 20, 2007, by and between AYR Freighter LLC and Airbus SAS****

Exhibit No.	Description of Exhibit

10.29	Third Amendment, dated as of August 20, 2007, to the Revolving Credit Facility Agreement (2006-B), dated as of December 15, 2006, by and among Aircastle Limited, an exempted company organized and existing under the laws of Bermuda, Aircastle Holding Corporation Limited, an exempted company organized and existing under the laws of Bermuda, Aircastle Ireland Holding Limited, a limited liability company incorporated in Ireland, JPMorgan Chase Bank, N.A., as administrative agent and certain lenders from time to time parties thereto*****
10.30	Second Amendment, dated as of September 14, 2007, to the Amended and Restated Credit Agreement, dated as of December 15, 2006, by and among Aircastle Investment Holdings 2 Limited, Aircastle Ireland No. 1 Limited, Aircastle Ireland No. 3 Limited, certain other borrowers, as Borrowers, JPMorgan Chase Bank, N.A. and each other financial institution party thereto, and JPMorgan Chase Bank, N.A., as Agent******
10.31	First Amendment, dated as of January 22, 2007 to the Amended and Restated Credit Agreement (2006-A), dated as of December 15, 2006, by and among Aircastle Investment Holdings 2 Limited, an exempted company organized and existing under the laws of Bermuda, Aircastle Ireland No. 1 Limited, a limited liability company incorporated in Ireland, Aircastle Ireland No. 3 Limited, a limited liability company incorporated in Ireland, and certain Holdings Subsidiary Trusts and Holdings SPCs designated as Borrowing Affiliates, JPMorgan Chase Bank, N.A., as administrative agent and certain lenders from time to time parties thereto††††
10.32	First Amendment, dated as of January 22, 2007 to the Credit Agreement (2006-B), dated as of December 15, 2006, by and among Aircastle Limited, an exempted company organized and existing under the laws of Bermuda, Aircastle Holding Corporation Limited, an exempted company organized and existing under the laws of Bermuda, Aircastle Ireland Holding Limited a limited liability company incorporated in Ireland, JPMorgan Chase Bank, N.A., as administrative agent and certain lenders from time to time parties thereto††††
10.33	Credit Agreement (2008-A), dated as of February 5, 2008, by and among Aircastle Investment Holdings 3 Limited and certain Borrowing Affiliates, as Borrowers, and JPMorgan Chase Bank, N.A. and Calyon New York Branch, as Lenders, JPMorgan Chase Bank, N.A., as Agent, and J.P. Morgan Securities Inc. and Calyon New York Branch, as Joint Lead Arrangersˆ
10.34	Fourth Amendment, dated as of March 19, 2008, to the Credit Agreement (2006-B), dated as of December 15, 2006, by and among Aircastle Limited, Aircastle Holding Corporation Limited and Aircastle Ireland Holding Limited, as Borrowers, JPMorgan Chase Bank, N.A., as Agent, and certain lenders from time to time parties theretoˆˆ
10.35	Third Amendment, dated as of March 19, 2008 to the Amended and Restated Credit Agreement (2006-A), dated as of December 15, 2006, by and among Aircastle Investment Holdings 2 Limited, Aircastle Ireland No. 1 Limited, Aircastle Ireland No. 3 Limited, and other borrowers, as Borrowers, JPMorgan Chase Bank, N.A., as Agent, and certain lenders from time to time parties theretoˆˆ
10.36	Credit Agreement (2008-B), dated as of May 2, 2008, by and among ACS 2008-1 Limited and ACS Aircraft Finance Ireland 3 Limited, as Borrowers, each lender from time to time party thereto, as Lenders, Calyon New York Branch, as Sole Bookrunner and Facility Agent, and Calyon New York Branch, HSH Nordbank AG, KfW Ipex-Bank GmbH and DVB Bank AG, as Joint Lead Arrangersˆˆˆ
10.37	Intercreditor Agreement, dated as of May 2, 2008, by and among ACS 2008-1 Limited, as Borrower, ACS Aircraft Finance Ireland 3 Limited, as Guarantor, Aircastle Advisor LLC, as Administrative Agent, Calyon New York Branch, as Facility Agent, Collateral Agent and Liquidity Facility Provider, and Deutsche Bank Trust Company Americas, as Operating Bankˆˆˆ

Exhibit No.	Description of Exhibit

10.38	Intercreditor Agreement, dated as of May 2, 2008, by and among ACS Aircraft Finance Ireland 3 Limited, as Borrower, ACS 2008-1 Limited, as Guarantor, Aircastle Advisor LLC, as Administrative Agent, Calyon New York Branch, as Facility Agent, Collateral Agent and Liquidity Facility Provider and Deutsche Bank Trust Company Americas, as Operating Bankˆˆˆ
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Owned Aircraft Portfolio at December 31, 2008

†	Incorporated by reference to the Company’s registration statement on Form S-1, filed with the SEC on June 2, 2006, as amended on July 10, 2006, July 25, 2006 and August 2, 2006.

††	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on December 18, 2006.

†††	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on January 9, 2007.

††††	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on January 25, 2007.

*	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on April 11, 2007.

**	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on April 16, 2007.

***	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on June 12, 2007.

****	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed with the SEC on August 14, 2007.

*****	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on August 20, 2007.

******	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on September 18, 2007.

ˆ	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on February 6, 2008.

ˆˆ	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on March 24, 2008.

ˆˆˆ	Incorporated by reference to Amendment No. 1 to the Company’s current report on Form 8-K filed with the SEC on May 5, 2008.

ˆˆˆ	Incorporated by reference to the Company’s annual report on Form 10-K filed with the SEC on March 2, 2009.

#	Management contract or compensatory plan or arrangement.

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

Dated: February 24, 2010

Aircastle Limited

By:	/s/ Ron Wainshal
Ron Wainshal
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Aircastle Limited and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Ron Wainshal Ron Wainshal	Chief Executive Officer	February 24, 2010

/s/ Michael Inglese Michael Inglese	Chief Financial Officer	February 24, 2010

/s/ Aaron Dahlke Aaron Dahlke	Chief Accounting Officer	February 24, 2010

/s/ Wesley R. Edens Wesley R. Edens	Chairman of the Board	February 24, 2010

/s/ Joseph P. Adams, Jr. Joseph P. Adams, Jr.	Deputy Chairman of the Board	February 24, 2010

/s/ Ronald W. Allen Ronald W. Allen	Director	February 24, 2010

/s/ Douglas A. Hacker Douglas A. Hacker	Director	February 24, 2010

/s/ John Z. Kukral John Z. Kukral	Director	February 24, 2010

/s/ Ronald L. Merriman Ronald L. Merriman	Director	February 24, 2010

/s/ Peter V. Ueberroth Peter V. Ueberroth	Director	February 24, 2010

S-1