Form 10-K
period 2009-12-31
Aircastle LTD
filed 2010-03-05
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☒

The aggregate market value of the Registrant’s Common Shares based upon the closing price on the New York Stock Exchange on June 30, 2009 (the last business day of registrant’s most recently completed second fiscal quarter), beneficially owned by non-affiliates of the Registrant was approximately $344.9 million. For purposes of the foregoing calculation, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and executive officers and shareholders owning 10% or more of the outstanding common shares of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

As of February 23, 2010, there were 79,511,808 outstanding shares of the registrant’s common shares, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Documents of Which Portions	Parts of Form 10-K into Which Portion
Are Incorporated by Reference	Of Documents Are Incorporated

Proxy Statement for Aircastle Limited	Part III
2010 Annual General Meeting of Shareholders	(Items 10, 11, 12, 13 and 14)

		Page

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	37
Item 2.	Properties	37
Item 3.	Legal Proceedings	37
Item 4.	Reserved	37

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	39
Item 6.	Selected Financial Data	42
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	44
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	82
Item 8.	Financial Statements and Supplementary Data	82
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	83
Item 9A.	Controls and Procedures	83
Item 9B.	Other Information	85

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	86
Item 11.	Executive Compensation	86
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	86
Item 13.	Certain Relationships and Related Transactions, and Director Independence	86
Item 14.	Principal Accountant Fees and Services	87

PART IV
Item 15.	Exhibits and Financial Statement Schedules	E-1
SIGNATURES		S-1
EX-10.4
EX-10.6
EX-10.24
EX-10.25
EX-10.26
EX-10.27
EX-10.28
EX-10.29
EX-10.30
EX-10.31
EX-10.35
EX-12.1
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1

SAFE HARBOR STATEMENT UNDER THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain items in this Annual Report on Form 10-K (this “report”), and other information we provide from time to time, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not necessarily limited to, statements relating to our ability to acquire, sell and lease aircraft, raise capital, pay dividends, and increase revenues, earnings and EBITDA and the global aviation industry and aircraft leasing sector. Words such as “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “may,” “will,” “would,” “could,” “should,” “seeks,” “estimates” and variations on these words and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements; Aircastle Limited can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any forward-looking statements contained in this report. Factors that could have a material adverse effect on our operations and future prospects or that could cause actual results to differ materially from Aircastle Limited’s expectations include, but are not limited to, prolonged capital markets disruption and volatility, which may adversely affect our continued ability to obtain additional capital to finance our working capital needs, our pre-delivery payment obligations and other aircraft acquisition commitments, our ability to extend or replace our existing financings, and the demand for and value of aircraft; our exposure to increased bank and counterparty risk caused by credit and capital markets disruptions; volatility in the value of our aircraft or in appraisals thereof, which may, among other things, result in increased principal payments under our term financings and reduce our cash flow available for investment or dividends; general economic conditions and business conditions affecting demand for aircraft and lease rates; our continued ability to obtain favorable tax treatment in Bermuda, Ireland and other jurisdictions; our ability to pay dividends; high or volatile fuel prices, lack of access to capital, reduced load factors and/or reduced yields and other factors affecting the creditworthiness of our airline customers and their ability to continue to perform their obligations under our leases; termination payments on our interest rate hedges; and other risks detailed from time to time in Aircastle Limited’s filings with the Securities and Exchange Commission, or the SEC, including as described in Item 1A. “Risk Factors”, and elsewhere in this report. In addition, new risks and uncertainties emerge from time to time, and it is not possible for Aircastle to predict or assess the impact of every factor that may cause its actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this report. Aircastle Limited expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

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

Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and Board of Directors committee charters (including the charters of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee) are available free of charge through our website under “Investors — Corporate Governance”. In addition, our Code of Ethics for the Chief Executive and Senior Financial Officers, which applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Treasurer and Controller, is available in print, free of charge, to any shareholder upon request to Investor Relations, Aircastle Limited, c/o Aircastle Advisor LLC, 300 First Stamford Place, 5th Floor, Stamford, Connecticut 06902.

The information on the Company’s website is not part of, or incorporated by reference, into this report, or any other report we file with, or furnish to, the SEC.

PART I.

ITEM 1 —	BUSINESS

Unless the context suggests otherwise, references in this report to “Aircastle,” the “Company,” “we,” “us,” or “our” refer to Aircastle Limited and its subsidiaries. References in this report to “AL” refer only to Aircastle Limited. References in this report to “Aircastle Bermuda” refer to Aircastle Holding Corporation Limited and its subsidiaries. References in this report to “Fortress” refer to Fortress Investment Group LLC, affiliates of which manage the Fortress funds, and certain of its affiliates and references to the “Fortress funds” or “Fortress Shareholders” refer to AL shareholders which are managed by affiliates of Fortress. Throughout this report, when we refer to our aircraft, we include aircraft that we have transferred into grantor trusts or similar entities for purposes of financing such assets through securitizations and term financings. These grantor trusts or similar entities are consolidated for purposes of our financial statements. All amounts in this report are expressed in U.S. dollars and the financial statements have been prepared in accordance with U.S. generally accepted accounting principles or US GAAP.

We are a global company that acquires, leases, and sells high-utility commercial jet aircraft to passenger and cargo airlines throughout the world. High-utility aircraft are generally modern, operationally efficient jets with a large operator base and long useful lives. As of December 31, 2009, our aircraft portfolio consisted of 129 aircraft that were leased to 60 lessees located in 33 countries, and managed through our offices in the United States, Ireland and Singapore. Typically, our aircraft are subject to net operating leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs, although in a majority of cases, we are obligated to pay a portion of specified maintenance or modification costs. From time to time, we also make investments in other aviation assets, including debt investments secured by commercial jet aircraft. Our revenues and income from continuing operations for the year ended December 31, 2009 were $570.6 million and $102.5 million, respectively, and for the fourth quarter of 2009 were $135.8 million and $23.0 million, respectively.

The commercial air travel and air freight markets have been long-term growth sectors, generally increasing with world economic activity roughly at a rate of one to two times global GDP growth. Over time, the growth in air travel and air cargo activity has stimulated increases in the world aircraft fleet, as well as increases in demand for leased aircraft. However, demand for aircraft is subject to volatility arising from cyclical economic forces and other disturbances affecting air travel and cargo market traffic. Notwithstanding the significant current economic slowdown, the worldwide mainline commercial fleet (passenger aircraft with 100 seats or more and freighters) is expected to grow at an average annual rate, net of retirements, of approximately 3.5% to 4.0%.

The current worldwide economic slowdown is depressing air traffic and cargo volumes considerably, and the International Air Transport Association, or IATA, recently characterized 2009 as the worst demand decline in the history of aviation. While passenger traffic declined by 3.5% and cargo traffic fell by 10.1% for the full year 2009, according to IATA, signs of recovery have begun to emerge in both passenger and cargo traffic. During December 2009, passenger and cargo air traffic grew by 4.5% and 24.4% versus the same period in the prior year, respectively, according to IATA. This represents the most significant growth since the downturn began. Early data for 2010 indicates that both the passenger and cargo markets will continue to improve, with passenger and cargo traffic increasing 6.4% and 28.3%, respectively, versus January 2009. IATA recently upgraded its forecast for 2010 from 0.4% and 3.5% growth in the passenger and cargo markets, respectively, in its July 2009 update, to 4.5% and 7.0% growth in the passenger and cargo markets, respectively, in its December 2009 update. We are encouraged by the recent trends and believe that passenger and cargo traffic will return to solid growth rates once the global economy recovers, and that demand for high-utility aircraft will strengthen as a result. Going forward, we believe the market will be driven to a large extent by expansion in larger emerging markets and rising levels of per capita air travel.

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

We intend to pay quarterly dividends to our shareholders; however, our ability to pay quarterly dividends will depend upon many factors, including those described in Item 1A. “Risk Factors”, and elsewhere in this report. The table below is a summary of our quarterly dividend history for the years ended December 31, 2007, 2008 and 2009, respectively. These dividends may not be indicative of the amount of any future dividends.

	Dividend	Aggregate
	per Common	Dividend
Declaration Date	Share	Amount	Record Date	Payment Date
		(Dollars in thousands)

December 13, 2006	$0.4375	$22,584	December 29, 2006	January 15, 2007
March 14, 2007	$0.50	33,634	March 30, 2007	April 13, 2007
June 14, 2007	$0.60	40,460	June 29, 2007	July 13, 2007
September 13, 2007	$0.65	43,822	September 28, 2007	October 15, 2007
December 11, 2007	$0.70	55,004	December 31, 2007	January 15, 2008
March 24, 2008	$0.25	19,640	March 31, 2008	April 15, 2008
June 11, 2008	$0.25	19,647	June 30, 2008	July 15, 2008
September 11, 2008	$0.25	19,655	September 30, 2008	October 15, 2008
December 22, 2008	$0.10	7,862	December 31, 2008	January 15, 2009
March 13, 2009	$0.10	7,923	March 31, 2009	April 15, 2009
June 10, 2009	$0.10	7,923	June 30, 2009	July 15, 2009
September 10, 2009	$0.10	7,924	September 30, 2009	October 15, 2009
December 14, 2009	$0.10	7,955	December 31, 2009	January 15, 2010

Competitive Strengths

We believe that the following competitive strengths will allow us to capitalize on future growth opportunities in the global aviation industry:

•	Diversified portfolio of high-utility aircraft. We have a portfolio of high-utility aircraft that is diversified with respect to geographic markets, lessees, end markets (i.e., passenger and freight), lease maturities and aircraft type. As of December 31, 2009, our aircraft portfolio consisted of 129 aircraft comprising a variety of passenger and freighter aircraft types that were leased to 60 lessees located in 33 countries, and had lease maturities ranging from 2010 to 2020. Our lease expirations are well dispersed, with a weighted average remaining lease term of 4.9 years for aircraft we owned at December 31, 2009. Moreover, over the next two years, approximately nine percent of our fleet, weighted by net book value has scheduled lease expirations, after taking into account lease and sales commitments. While we seek to place our aircraft on lease to operators and on terms that provide the best risk-adjusted returns, many airlines are in a weak financial condition and suffer from liquidity problems. Accordingly, we believe that our focus on portfolio diversification reduces the risks associated with individual lessee defaults and adverse geopolitical or economic issues, and results in generally predictable cash flows.

•	Experienced management team with significant expertise. Our management team has significant experience in the acquisition, leasing, financing, technical management, restructuring/repossession and sale of aviation assets. This experience enables us to access a wide array of placement opportunities throughout the world and also evaluate a broad range of potential investments and sales opportunities in the global aviation industry. With extensive industry contacts and relationships worldwide, we believe our management team is highly qualified to manage and grow our aircraft portfolio and to address our long-term capital needs. In addition, our senior management personnel have extensive experience managing lease restructuring and aircraft repossessions, which we believe is critical to mitigate our customer default exposure.

•	Existing fleet financed on a long-term basis. Our aircraft are currently financed in six separate long-term asset-based financings with the earliest maturity date being in 2013, thereby limiting our near-term financial markets exposure on our owned aircraft portfolio. We have also demonstrated access to several debt financing sources including commercial bank, securitization, and export credit agency-backed markets.

•	Disciplined acquisition approach and broad sourcing network. We evaluate the risk-adjusted return of any potential acquisition first as a discrete investment and then from a portfolio management perspective. To evaluate potential acquisitions, we employ a rigorous due diligence process focused on: (i) cash flow generation with careful consideration of macro trends, industry cyclicality and product life cycles; (ii) aircraft specifications and maintenance condition; (iii) when applicable, lessee credit worthiness and the local jurisdiction’s rules for enforcing a lessor’s rights; and (iv) other legal and tax implications. We source our acquisitions through well-established relationships with airlines, other aircraft lessors, financial institutions and other aircraft owners.

•	Global and scalable business platform. We operate through offices in the United States, Ireland and Singapore, using a modern asset management system designed specifically for aircraft operating lessors and capable of handling a significantly larger aircraft portfolio. We believe that our facilities, systems and personnel currently in place are capable of supporting an increase in our revenue base and asset base without a proportional increase in overhead costs.

Business Strategy

Although current market conditions have improved compared to the conditions prevailing in 2008 and 2009, the availability of equity and debt capital remains limited. However, we plan to grow our business and profits over the long term by continuing to employ our fundamental business strategy:

•	Selectively investing in additional commercial jet aircraft and other aviation assets when attractively priced opportunities and cost effective financing are available. We believe the large and growing aircraft market will continue to provide significant acquisition opportunities over the long term and that the recent economic and financial market dislocations will offer attractive near term investment opportunities. We regularly evaluate potential aircraft acquisitions and expect to resume our investment program through additional passenger and cargo aircraft purchases when attractively priced opportunities and cost effective financing are available.

•	Maintaining an efficient capital structure by using varying long-term debt structures to obtain cost effective financing and leveraging the efficient operating platform and strong operating track record we have established. We have financed our aircraft acquisitions using varying long-term debt structures obtained through several different markets to obtain cost effective financing. Although we expect our access to capital to continue to be somewhat limited in the short-term, we expect capital to be available in the longer-term, thus allowing us to acquire additional aircraft and other aviation assets to optimize the return on our investments and to grow our business and profits. We will also seek opportunities to increase our profits by leveraging the efficient operating platform we have established.

•	Reinvest a portion of the cash flows generated by our business and from selective asset dispositions in additional aviation assets and/or our own debt and equity securities. Aircraft have a finite useful life and through a strategy of reinvesting a portion of our cash flows in our business, we will seek to maintain our asset base. We will also continue to evaluate additional investment opportunities in the context of the relative risk/return profile as compared to the merits of repurchasing our own debt or equity securities.

We also believe our team’s capabilities in the global aircraft leasing market place us in a favorable position to explore new income-generating activities as capital becomes available for such activities. However, the financing markets continue to have limited capacity, which may constrain our ability to undertake new transactions. As such, during the near term, we intend to continue to focus our efforts on investment opportunities that both tap commercial financing capacity where it is accessible on reasonable terms and also where there is potential availability of debt financing that benefits from government guarantees either from the European Export Credit Agencies, or ECAs, or from the Export-Import Bank of the United States, or EXIM. In any case, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital, on our cost of capital or on our business, financial condition or results of operations.

Acquisitions and Dispositions

We originate acquisitions and dispositions through well-established relationships with airlines, other aircraft lessors, financial institutions and brokers, as well as other sources. We believe that sourcing such transactions both globally and through multiple channels provides for a broad and relatively consistent set of opportunities.

On June 20, 2007, we entered into an acquisition agreement, which we refer to as the Airbus A330 Agreement, under which we agreed to acquire new A330 aircraft, or the New A330 Aircraft, from Airbus SAS, or Airbus. During 2009, we acquired two New A330 Aircraft. We currently have ten New A330 Aircraft remaining to be delivered, with two scheduled for delivery in 2010, seven in 2011 and one in 2012.

Our objective is to develop and maintain a diverse and stable operating lease portfolio; however, we review our operating lease portfolio periodically to make opportunistic divestures of aircraft and to manage our portfolio diversification. In 2008 we sold eight aircraft and in 2009 we sold three Boeing Model 737-300 aircraft. We also purchased, and then sold, a spare engine in the fourth quarter of 2009. We also intend to take advantage of sales opportunities during cyclical upturns.

We have an experienced acquisitions and sales team based in Stamford, Connecticut; Dublin, Ireland and Singapore that maintains strong relationships with a wide variety of market participants throughout the world. We believe that our seasoned personnel and extensive industry contacts facilitate our access to acquisition and sales opportunities and that our strong operating track record over the past five years facilitates our access to debt and equity capital markets.

Potential investments and dispositions are evaluated by teams comprised of marketing, technical, credit, financial and legal professionals. These teams consider a variety of aspects before we commit to purchase or sell an aircraft, including its price, specification/configuration, age, condition and maintenance history, operating efficiency, lease terms, financial condition and liquidity of the lessee, jurisdiction, industry trends and future redeployment potential and values, among other factors. We believe that utilizing a cross-functional team of experts to consider the investment parameters noted above will help us assess more completely the overall risk and return profile of potential acquisitions and will help us move forward expeditiously on letters of intent and acquisition documentation. Our letters of intent are typically non-binding prior to internal approval, and upon internal approval are binding subject to the fulfillment of customary closing conditions.

Finance

Our debt financing arrangements are typically secured by aircraft and related operating leases, and, in the case of our securitizations and pooled aircraft term financings, the financing parties have limited recourse to Aircastle Limited. While such financing has historically been available on reasonable terms given the loan to value profile we have pursued, the recent financial markets turmoil has reduced the availability of both debt and equity capital. Though we expect the financing market to continue to improve in time, current market conditions remain difficult and we are presently taking a very cautious approach to incremental financing and with respect to refinancing risk, which may constrain our ability to undertake new transactions. During the near term, we intend to continue to focus our efforts on investment opportunities that both tap commercial financial capacity where it is accessible on reasonable terms, and also where there is potential availability of debt financing that benefits from government guarantees, either from the ECAs or from EXIM. ECA-supported financing could play an important role in funding our New A330 Aircraft purchases.

To the extent that we acquire additional aircraft, we intend to fund such investments through medium to longer-term financings and cash on hand. We may repay all or a portion of such borrowings from time to time with the net proceeds from subsequent long-term debt financings, additional equity offerings or cash generated from operations. Therefore, our ability to execute our business strategy, particularly the acquisition of additional commercial jet aircraft or other aviation assets, depends to a significant degree on our ability to obtain additional debt and equity capital on terms we deem attractive.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Securitizations and Term Debt Financings, — Credit Facilities, and — Equity Offerings.”

Segments

We operate in a single segment.

Aircraft Leases

Typically, we lease our aircraft on an operating lease basis. Under an operating lease, we retain the benefit, and bear the risk, of re-leasing and of the residual value of the aircraft upon expiration or early termination of the lease. Operating leasing can be an attractive alternative to ownership for airlines because leasing (i) increases fleet flexibility, (ii) requires a lower capital commitment for the airline, and (iii) significantly reduces aircraft residual value risk for the airline. Under our leases, the lessees agree to lease the aircraft for a fixed term, although certain of our operating leases allow the lessee the option to extend the lease for an additional term or terminate the lease prior to its expiration. As a percentage of lease rental revenue for the year ended December 31, 2009, our three largest customers, Martinair (including its affiliates, KLM and Transavia), U.S. Airways, Inc., and Emirates, accounted for 10%, 8% and 5%, respectively.

The scheduled maturities of our aircraft leases by aircraft type grouping are currently as follows, taking into account lease placement and renewal commitments:

												Off-
	2010(1)	2011(2)	2012	2013	2014	2015	2016	2017	2018	2019	2020	Lease(3)	Total

A319/A320/A321	2	—	6	3	4	6	9	—	—	—	—	—	30
A330-200/300	—	1	6	—	2	—	1	1	1	—	—	—	12
737-300/300QC/400/400SF/500	1	3	4	2	4	3	—	—	—	3	1	1	22
737-700/800	—	3	6	7	8	2	—	—	—	—	1	—	27
747- 400BCF/400ERF/400BDSF	—	—	—	—	1	—	1	4	4	—	1	—	11
757-200	1	1	1	5	1	1	—	—	—	—	—	2	12
767-200ER/300ER	1	1	5	2	2	1	—	—	—	—	—	—	12
Other Aircraft Types	—	1	—	2	—	—	—	—	—	—	—	—	3

Total	5	10	28	21	22	13	11	5	5	3	3	3	129

(1)	Includes one Airbus Model A319 aircraft originally scheduled to expire in 2009 but delayed to the first quarter of 2010 to allow the existing customer to complete final maintenance work.

(2)	Includes one Boeing Model 757-200 aircraft which we have contracted to sell when it is scheduled to come off lease.

(3)	The three off-lease aircraft comprise two Boeing Model 757-200 aircraft which we contracted to sell in the second quarter of 2010 and one Boeing Model 737-300 aircraft we are actively marketing for sale or lease.

Taking into account lease and sale commitments, we have fifteen aircraft to remarket in 2010 and 2011, representing approximately 9% of our net book value.

2009 Lease Expirations and Lease Placements

•	Scheduled lease expirations — placements. For our 20 aircraft originally having lease expirations in 2009, we executed leases and lease renewals, or commitments to lease or renew, with respect to 19 aircraft, including one aircraft we took back earlier than originally scheduled in 2009 on a consensual basis from a lessee. The lease expiration for the remaining aircraft was delayed to the first quarter of 2010 to allow the existing customer to complete final maintenance work, and we are actively marketing it for lease or sale. For the 19 aircraft, the weighted average lease term for the new leases or renewals will be six years with monthly lease rates that are approximately five percent higher than the previous rentals. The relatively strong lease rate performance reflects a generally strong market at the time the new leases or renewals were executed, when our strategy was to lock in re-lease and renewal rates as far in advance of lease expiry as practicable and to seek longer lease terms.

•	Aircraft acquisitions — placements. In May 2009, we took delivery of one new Airbus Model A330-200 aircraft and immediately placed it on lease with Aerovias del Continente Americano, or Avianca, a new customer. In December 2009, we advanced another New A330 Aircraft position, and acquired and leased another Airbus Model A330-200 aircraft to Avianca.

•	Repossessions and other lease transitions — placements. In 2009, we delivered on lease eight aircraft we repossessed in 2008, seven Boeing Model 737-700 aircraft and one Boeing Model 737-300 aircraft. In addition to the early transition mentioned in “Scheduled lease expiration — placements” above, we also completed consensual early lease terminations for eight aircraft in 2009:

•	Two Airbus Model A320-200 aircraft, which were placed on lease with new customers in the first and second quarters, respectively, of 2009.

•	One Boeing Model 767-300ER aircraft, which was placed on a short-term lease, and subsequently extended to 2011.

•	Two Boeing Model 737-300 aircraft, which were returned to us in the third quarter of 2009, one of which we sold in the third quarter and the other is being marketed for lease or sale.

•	One Airbus Model A330-300 aircraft with an originally scheduled lease expiry in 2011, for which we approached our then-existing customer to request an early termination, to take advantage of relatively strong market conditions, and leased the aircraft to another customer upon completion of the early return, in the fourth quarter of 2009.

•	Two Boeing Model 757-200 aircraft, which had scheduled lease expirations in 2010 but were returned to us in the fourth quarter of 2009 and which are contracted for sale in the second quarter of 2010.

2010 Lease Expirations and Lease Placements

•	Scheduled lease expirations — placements. For our 19 aircraft originally having lease expirations in 2010, we have executed lease renewals, or commitments to lease or renew, with respect to 13 aircraft, we have signed sales agreements to sell two aircraft and we are actively remarketing the remaining four aircraft and are also remarketing an aircraft originally scheduled to expire in 2009 but delayed into 2010 by the existing customer. We estimate that for these 19 aircraft, excluding the two we expect to sell, the weighted average lease term for the new leases or renewals will be between 3.5 and 4.5 years with monthly lease rates that are approximately 30% to 35% percent lower than the previous rentals. The drop in lease rates for these placements reflects more challenging market conditions when these new leases or renewals were executed, as well as a comparatively stronger lease placement environment, on average, when the previous leases where put in place. Given more challenging market conditions, we generally continue to seek shorter lease terms for placements so as to allow for the opportunity to benefit more quickly from possible market improvements.

•	Aircraft acquisitions — placements. We are scheduled to take delivery of two of the New A330 Aircraft in 2010, both in the second half of the year. We have executed lease agreements for both aircraft with an affiliate of the HNA Group, the parent company of Hainan Airlines. We currently have no other commitment to acquire aircraft in 2010.

2011-2014 Lease Expirations and Lease Placements

•	Scheduled lease expirations — placements. We have 13 aircraft with lease expirations scheduled in 2011. We have executed lease renewals, or commitments to lease or renew, with respect to three of these aircraft, and we have a signed sale agreement to sell one aircraft. We are actively remarketing the remaining nine aircraft. Taking into account lease and sale commitments, we currently have 71 aircraft with lease expirations scheduled in the period 2012-2014.

•	Aircraft acquisitions — placements. We are scheduled to take delivery of seven of the New A330 Aircraft in 2011 and one in 2012. We executed a lease agreement for one of the New A330 Aircraft scheduled for delivery in 2011 with an affiliate of the HNA Group, and we executed lease agreements for six of the New A330 Aircraft scheduled for delivery in 2011 with South African Airways PTY LTD., or South African Airways, and we are actively remarketing the remaining one aircraft scheduled for delivery in the second quarter of 2012. We currently have no other commitment to acquire aircraft in the period 2011-2014.

Lease Payments and Security.  Each of our leases requires the lessee to pay periodic rentals during the lease term. As of December 31, 2009, rentals on more than 95% of our leases then in effect, as a percentage of net book value, are fixed and do not vary according to changes in interest rates. For the remaining leases, rentals are payable on a floating interest-rate basis. Most lease rentals are payable either monthly or quarterly in advance, and all lease rentals are payable in U.S. dollars.

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

Our leases generally provide that the lessees’ payment obligations are absolute and unconditional under any and all circumstances and require lessees to make payments without withholding payment on account of any amounts the lessor may owe the lessee or any claims the lessee may have against the lessor for any reason, except that under certain of the leases a breach of quiet enjoyment by the lessor may permit a lessee to withhold payment. The leases also generally include an obligation of the lessee to gross up payments under the lease where lease payments are subject to withholding and other taxes, although there may be some limitations to the gross up obligation, including provisions which do not require a lessee to gross up payments if the withholdings arise out of our ownership or tax structure. In addition, changes in law may result in the imposition of withholding and other taxes and charges that are not reimbursable by the lessee under the lease or that cannot be so reimbursed under applicable law. Lessees may fail to reimburse us even when obligated under the lease to do so. Our leases also generally require the lessee to indemnify the lessor for tax liabilities relating to the leases and the aircraft, including in most cases, value added tax and stamp duties, but excluding income tax or its equivalent imposed on the lessor.

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

Lease Management and Remarketing

Our aircraft re-leasing strategy is to develop opportunities proactively, well in advance of scheduled lease expiration, to enable consideration of a broad set of alternatives, including both passenger and freighter deployments, and to allow for reconfiguration or maintenance lead times where needed. We also take a proactive approach to monitoring the credit quality of our customers, and seek early return and redeployment of aircraft if we feel that a lessee is unlikely to perform its obligations under a lease. We have invested significant resources in developing and implementing what we consider to be a state-of-the-art lease management information system to enable efficient management of aircraft in our portfolio.

Other Aviation Assets and Alternative Investment Approaches

As of December 31, 2009, our overall portfolio of assets consists of commercial jet aircraft. We believe the current financial markets turmoil will present attractive aircraft and debt investment opportunities, including our own securities, although financing for such acquisitions will be limited and more costly than in the past. Additionally, we believe that investment opportunities may arise in such sectors as aircraft-secured lending, jet engine and spare parts leasing and financing, aviation facility financings or ownership, and commercial turboprop aircraft and helicopter leasing and financing. In the future, we may make opportunistic investments in these or other sectors or in other aviation related assets and we intend to continue to explore other income-generating activities and investments that leverage our experience and contacts, provided that capital is available to fund such investments on attractive terms.

Competition

The aircraft leasing industry is highly competitive and may be divided into three basic activities: (i) aircraft acquisition, (ii) leasing or re-leasing of aircraft, and (iii) aircraft sales. Competition varies among these three basic activities. The competitive playing field for new acquisitions has changed considerably in the wake of the financial crisis, as many large players are restructuring or revisiting their investment appetite. Currently, our competition for aircraft acquisitions includes established aircraft leasing companies such as GE Commercial Aviation Services, BOC Aviation, AerCap Holdings NV, Macquarie Aircraft Leasing, and Aviation Capital Group. We are also seeing increased activity from new market entrants such as the leasing affiliates of China Development Bank, HNA Group and Industrial and Commercial Bank of China as well as new private equity funded start-ups.

We believe that many of our competitors or their parent companies are experiencing difficulty refinancing debt, financing new acquisition commitments or generally accessing capital and/or are reconsidering their strategic role in the aircraft leasing sector. As a result, certain of these competitors are for sale and/or are seeking to dispose of assets. Any large scale sale of companies or assets in our sector may negatively impact the value of leased aircraft in the near term or may absorb scarce available capital and have an adverse effect on the ability of other aircraft leasing companies, including ourselves, to raise capital. At the same time, such circumstances may present interesting strategic opportunities for the Company.

Competition for leasing or re-leasing of aircraft, as well as aircraft sales, generally entails a broader number of market participants. In addition to those companies listed above, a number of other aircraft manufacturers, airlines and other operators, distributors, equipment managers, leasing companies, financial institutions and other parties engaged in leasing, managing, marketing or remarketing aircraft compete with us, although their focus may be on different market segments and aircraft types. Competition in aircraft leasing and sales is based principally upon the availability, type and condition of aircraft, lease rates, prices and other lease terms.

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

Employees

We operate in a capital intensive, rather than a labor intensive, business. As of December 31, 2009, we had 74 employees. None of our employees are covered by a collective bargaining agreement and we believe that we maintain excellent employee relations. We provide certain employee benefits, including retirement, health, life, disability and accident insurance plans.

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

We maintain insurance policies to cover risks related to physical damage to our equipment and property (other than aircraft), as well as with respect to third-party liabilities arising through the course of our normal business operations (other than aircraft operations). We also maintain limited business interruption insurance to cover a portion of the costs we would expect to incur in connection with a disruption to our main facilities, and we maintain directors’ and officers’ insurance providing indemnification for our directors, officers and certain employees for certain liabilities.

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

Government Regulation

The air transportation industry is highly regulated; however, we generally are not directly subject to most of these regulations because we do not operate aircraft. In contrast, our lessees are subject to extensive, direct regulation under the laws of the jurisdiction in which they are registered and under which they operate. Such laws govern, among other things, the registration, operation and maintenance of our aircraft. Our customers may also be subject to noise or emissions regulations in the jurisdictions in which they operate our aircraft. For example, the United States and other jurisdictions are beginning to impose more stringent limits on nitrogen oxide, carbon monoxide and carbon dioxide emissions from engines. In addition, European countries generally have more strict environmental regulations and, in particular, the European Parliament has confirmed that aviation is to be included in the European Emissions Trading Scheme starting in 2012.

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

Our lessees are sometimes obligated by us to obtain governmental approval to import and lease our aircraft, to operate our aircraft on certain routes and to pay us in U.S. dollars. Usually, these approvals are obtained prior to lease commencement as a condition to our delivery of the aircraft. Governmental leave to deregister and/or re-export an aircraft at lease expiration or termination may also be required and may not be available in advance of the lease expiration or termination, although in such a case, we would normally require powers of attorney or other documentation to assist us in effecting deregistration or export, if required.

Inflation

Inflation generally affects our costs, including SG&A expenses and other expenses. Inflation also will increase the price of the airframes and engines we purchase under the Airbus A330 Agreement, although we have agreed with the manufacturers to certain limitations on price escalation in order to reduce our exposure to inflation. Our contractual commitments described elsewhere in this report include estimates we have made concerning the impact of inflation on our acquisition costs under the Airbus A330 Agreement. We do not believe that our financial results have been, or will be, adversely affected by inflation in a material way.

Subsequent Events

The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure since the balance sheet date of December 31, 2009 through the date of this filing, the date on which the consolidated financial statements included in this Form 10-K were issued.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

Risks related to our operations

Adverse financial market conditions may adversely impact our liquidity, our access to capital and our cost of capital.

There continues to be considerable financial market volatility and disruption, notwithstanding signs of improvement following the first quarter of 2009. In many cases, the financial markets have exerted downward pressure on share prices and have limited or eliminated entirely the availability of liquidity and credit capacity for certain companies, without regard to their underlying financial strength. It is not clear when or whether the lease-backed securitization market will re-open and when other long-term credit will once again become readily available in sufficient volume to satisfy the future financing and refinancing needs of the aviation industry. If current levels of financial market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital, on our cost of capital or on our business, financial condition or results of operations.

We are exposed to risk from financial markets volatility and disruption in various ways, including:

•	difficulty or inability to finance pre-delivery payment obligations under, or to finance a portion of the remaining purchase price for the New A330 Aircraft to be delivered under, the Airbus A330 Agreement;

•	lack of liquidity in the market may continue to make it difficult for buyers to finance acquisitions of aviation assets, which would contribute to a decline in demand for aviation assets and could result in a decline in the value of aviation assets;

•	aircraft leasing companies and other aircraft investors may decide or be forced to liquidate assets at discounted prices, driving aviation asset values down generally;

•	increased risk of default by our lessees resulting from financial market distress, lack of available credit or continuing effects of the global economic recession;

•	exposure to increased bank or counterparty risk in the current environment, including the risk that our counterparties will not be able to perform their obligations under interest rate hedging contracts and the risk that banks issuing letters of credit we hold as lease security deposits may fail to pay when we seek to draw on these letters of credit; and

•	increased risk that we will not be able to re-finance our securitizations and other long-term financings before the dates on which the excess cash flow will be applied to reduce the principal balance of the debt rather than made available to us to pay dividends or for other corporate purposes.

We have significant customer concentration and defaults by one or more of our major customers could trigger accelerated amortization or defaults under our financings and could have a material adverse effect on our cash flow and earnings and our ability to meet our debt obligations and pay dividends on our common shares.

Lease rental revenue for the year ended December 31, 2009 from our five largest customers, Martinair (including its affiliates, KLM and Transavia), US Airways, Inc., Emirates, Icelandair (including its affiliate, Smartlynx) and World Airways accounted for 33% of our lease rental revenue. The lease rental revenue for these five customers as a percent for that period was approximately 11%, 9%, 5%, 4% and 4%, respectively. The loss of one or more of our customers or their inability to make operating lease payments due to financial difficulties, bankruptcy or otherwise could have a material adverse effect on our cash flow and earnings, could result in a breach of loan to value, debt service coverage or interest coverage tests in our long-term debt financings, resulting in accelerated amortization or defaults and materially and adversely affecting our ability to meet our debt obligations and pay dividends on our common shares.

We will need additional capital to finance our growth, and we may not be able to obtain it on terms acceptable to us, or at all, which may limit our ability to satisfy our commitments to acquire additional aircraft and compete in the aviation market.

Satisfying our present commitments to acquire aircraft will require additional capital. Financing may not be available to us or may not be available to us on favorable terms. If we are unable to raise additional funds or obtain capital on terms acceptable to us, we may not be able to satisfy funding requirements for our aircraft acquisition commitments under the Airbus A330 Agreement. These risks may be increased by the terms of the Airbus A330 Agreement, which requires significant progress payment commitments during the manufacturing process and which extends our future aircraft acquisition commitments into 2012. These risks may also be increased by the volatility and disruption in the capital and credit markets as noted in the risk factors described above. Further, if additional capital is raised through the issuance of additional equity securities, the interests of our then current common shareholders could be diluted. Newly issued equity securities may have rights, preferences or privileges senior to those of our common shares.

We may not be able to obtain long-term debt refinancing on attractive terms, which may reduce our cash available for operations, investment and distribution to shareholders.

Each of our securitization transactions and one of our term financing transactions provides excess cash flow to us only during the initial five years after the closing of such transaction. Conditions in the capital markets or bank debt market may prevent the issuance of aircraft lease-backed securities or other long-term debt financing or make any new issuance of aircraft lease-backed securities or other long-term debt financing more costly or otherwise less attractive to us. Accordingly, we may not refinance any such securitizations and term financing prior to the fifth anniversary of closing and we may be obliged to leave these financings in place, in which case we would not receive any excess cash flow from the aircraft financed thereunder.

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

As of December 31, 2009, if interest rates were to increase by 100 basis points, we would expect the annual interest expense on our securitizations and term facilities to increase by approximately $0.7 million on an annualized basis, net of amounts received from our interest rate hedges. As of December 31, 2009, the aggregate fair value of our interest rate swaps and our interest rate forward contracts was a liability of $179.3 million.

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

On December 14, 2009, our board of directors declared a regular quarterly dividend of $0.10 per common share, or an aggregate of approximately $8.0 million, which was paid on January 15, 2010 to holders of record on December 31, 2009. This dividend may not be indicative of the amount of any future quarterly dividends. Our ability to pay, maintain or increase cash dividends to our shareholders is subject to the discretion of our board of directors and will depend on many factors, including the difficulty we may experience in raising capital and our ability to finance our aircraft acquisition commitments, including pre-delivery payment obligations, our ability to re-finance our securitizations and other long-term financings before excess cash flows are no longer made available to us to pay dividends and for other purposes, our ability to negotiate favorable lease and other contractual terms, the level of demand for our aircraft, the economic condition of the commercial aviation industry generally, the financial condition and liquidity of our lessees, the lease rates we are able to charge and realize, our leasing costs, unexpected or increased expenses, the level and timing of capital expenditures, principal repayments and other capital needs, the value of our aircraft portfolio, our compliance with loan to value, debt service coverage, interest rate coverage and other financial tests in our financings, our results of operations, financial condition and liquidity, general business conditions, restrictions imposed by our securitizations or other financings, legal restrictions on the payment of dividends, including a statutory dividend test and other limitations under Bermuda law, and other factors that our board of directors deems relevant. Some of these factors are beyond our control and a change in any such factor could affect our ability to pay dividends on our common shares. In the future we may not choose to pay dividends or may not be able to pay dividends, maintain our current level of dividends, or increase them over time. Increases in demand for our aircraft and operating lease payments may not occur, and may not increase our actual cash available for dividends to our common shareholders. The failure to maintain or pay dividends may adversely affect our share price.

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

Risks relating to our long-term financings

The provisions of our securitizations, term financings and ECA term financings require us to comply with one or more of loan to value, debt service coverage, minimum net worth and/or interest coverage ratios or tests. Our compliance with these ratios or tests depends upon, among other things, the timely receipt of lease payments from our lessees, upon our overall financial performance and/or upon the appraised value of the aircraft securing the relevant financing.

•	Securitizations. During the first five years from the closing of each securitization, excess cash flow is available to us from such securitization for corporate purposes, to make new investments or to pay dividends to our shareholders. However, if debt service coverage ratio requirements are not met on two consecutive monthly payment dates in the fourth and fifth year following the closing date of the applicable securitization and in any month following the fifth anniversary of the closing date, all excess securitization cash flow is required to be used to reduce the principal balance of the indebtedness of the applicable securitization and will not be available to us for other purposes.

•	Term Financings. Our term financings contain loan to value and debt service coverage or interest coverage tests. Under certain circumstances, if we fail these tests, excess cash flow could be applied to pay down principal or, in the case of Term Financing No. 2, a default could occur. In 2010, we will not initially meet the loan to value requirement for Term Financing No. 1 and we anticipate that we will therefore be obliged to make in addition to scheduled principal payments approximately $20 million in supplemental principal payments. To the extent that supplemental principal payments are required, availability of excess cash flow for other purposes will be reduced.

•	ECA Term Financings. Our ECA term financings contain a $500 million minimum net worth covenant and also contain, among other customary provisions, a material adverse change default and cross-default to other ECA- or EXIM- supported financings or other recourse financings of the Company.

In addition, under the terms of the securitizations and term financings, certain transactions will require the consent or approval of one or more of the securitization trustees, the rating agencies that rated the applicable portfolio’s certificates, the financial guaranty insurance policy issuer for the applicable securitization or the banks providing the financing, including, as applicable, (i) sales of aircraft (a) in numbers exceeding the applicable limit in any securitization or term financing, or (b) at prices below certain scheduled minimum amounts, or (c) in any calendar year, in amounts in excess of 10% of the portfolio value at the beginning of that year, or if such sales would cause a breach of the agreed concentration limits or cause the number of aircraft financed to fall below agreed levels, (ii) the leasing of aircraft to the extent not in compliance with the lessee and geographic concentration limits, and the other operating covenants, (iii) modifying an aircraft if the cost thereof would exceed certain amounts or (iv) entering into any transaction between us and the applicable securitization entities not already contemplated in the applicable securitization or term financing. Absent the aforementioned consent, which we may not receive, the lessee and geographic concentration limits under the securitization or term financing will require us to re-lease the aircraft to a diverse set of customers, and may place limits on our ability to lease our aircraft to certain customers in certain jurisdictions, even if to do so would provide the best risk-adjusted returns at that time. In addition, with respect to the securitizations, because the financial guarantee insurance policy issuer is currently experiencing financial distress, it is unclear whether such policy issuer will be in a position to continue to respond to any request for consent to any such proposed transaction which may, with respect to aircraft financed under the securitizations, limit our ability to place aircraft on lease to provide the best returns or to sell aircraft that we believe would be in our best interest to sell.

In addition, the terms of our securitizations, term financings and ECA term financings restrict our ability to:

•	create liens on assets;

•	incur additional indebtedness;

•	sell assets;

•	make certain investments or capital expenditures;

•	engage in mergers, amalgamations or consolidations among our subsidiary companies or between a subsidiary company and a third party;

•	engage in certain transactions with affiliates;

•	incur secured indebtedness; and

•	receive payments or excess cash flows from subsidiaries.

Failure to close the aircraft acquisition commitments could negatively impact our share price and financial results.

At December 31, 2009, we had commitments to acquire a total of 10 aircraft from 2010 through 2012. If we are unable to obtain the necessary financing and if the various conditions to these commitments are not satisfied, we will be unable to close the purchase of some or all of the aircraft which we have commitments to acquire under the Airbus A330 Agreement. If our aircraft acquisition commitments are not closed for these or other reasons, we will be subject to several risks, including the following:

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

The supply and demand for aircraft is affected by various cyclical and non-cyclical factors that are not under our control, including:

•	passenger and air cargo demand;

•	fuel costs and general economic conditions affecting our lessees’ operations;

•	geopolitical events, including war, prolonged armed conflict and acts of terrorism;

•	outbreaks of communicable diseases and natural disasters;

•	governmental regulation;

•	interest rates;

•	foreign exchange rates;

•	airline restructurings and bankruptcies;

•	the availability of credit;

•	changes in control of, or restructurings of, other aircraft leasing companies which may result in, among other things, a significant volume of asset sales, resulting in downward pressure on aircraft values;

•	manufacturer production levels and technological innovation;

•	climate change initiatives, technological change, aircraft age limits and other factors leading to retirement and obsolescence of aircraft models;

•	manufacturers merging or exiting the industry or ceasing to produce aircraft types;

•	reintroduction into service of aircraft previously in storage; and

•	airport and air traffic control infrastructure constraints.

These factors may produce sharp decreases or increases in aircraft values and lease rates, which would impact our cost of acquiring aircraft, which may cause us to fail loan to value tests in our financings, and which may result in lease defaults and also prevent the aircraft from being re-leased or sold on favorable terms. If we fail a loan to value test, principal payments under the relevant financing will increase and we will have less free cash flow available for operations, investments, dividends and other purposes. This would have an adverse effect on our financial results and growth prospects and on our ability to meet our debt obligations and to pay dividends on our common shares.

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

The advent of superior aircraft technology could cause our existing aircraft portfolio to become outdated and therefore less desirable, which could adversely affect our financial results and growth prospects and our ability to compete in the marketplace.

As manufacturers introduce technological innovations and new types of aircraft, including the Boeing 787 and Airbus A350 and potential replacement types for the Boeing 737 and A320 families of aircraft, or if Boeing or Airbus introduce re-engined Next-Generation Boeing 737 or Airbus A320 family models, certain aircraft in our existing aircraft portfolio may become less desirable to potential lessees or purchasers. In addition, although all of the aircraft in our portfolio are Stage 3 noise-compliant, the imposition of more stringent noise or emissions standards or the introduction of additional age limitation regulations may limit the potential customer base for certain aircraft in our portfolio or make certain of our aircraft less desirable in the marketplace. Any of these risks could adversely affect our ability to lease or sell our aircraft on favorable terms, or at all, which could have an adverse affect on our financial condition.

The effects of various environmental regulations and climate change initiatives may negatively affect the airline industry. This may cause lessees to default on their lease payment obligations to us and may limit the market for certain aircraft in our portfolio.

Governmental regulations regarding aircraft and engine noise and emissions levels apply based on where the relevant aircraft is registered and operated. For example, jurisdictions throughout the world have adopted noise regulations which require all aircraft to comply with noise level standards. In addition to the current requirements, the United States and the International Civil Aviation Organization, or ICAO, have adopted a new, more stringent set of standards for noise levels which applies to engines manufactured or certified on or after January 1, 2006. Currently, U.S. regulations would not require any phase-out of aircraft that qualify with the older standards applicable to engines manufactured or certified prior to January 1, 2006, but the European Union has established a framework for the imposition of operating limitations on aircraft that do not comply with the new standards. These regulations could limit the economic life of the aircraft and engines, reduce their value, limit our ability to lease or sell the non-compliant aircraft and engines or, if engine modifications are permitted, require us to make significant additional investments in the aircraft and engines to make them compliant.

In addition to more stringent noise restrictions, the United States and other jurisdictions are beginning to impose more stringent limits on nitrogen oxide, carbon monoxide and carbon dioxide emissions from engines, consistent with current ICAO standards. These limits generally apply only to engines manufactured after 1999. Certain of the aircraft engines owned by us were manufactured after 1999. Because aircraft engines are retired or replaced from time to time in the usual course, it is likely that the number of such engines may increase over time. Concerns over global warming or other potentially adverse environmental impact could result in more stringent limitations on the operation of our aircraft or in decreased demand for air travel.

European countries generally have relatively strict environmental regulations that can restrict operational flexibility and decrease aircraft productivity. The European Parliament has confirmed that aviation is to be included in the European Union’s Emissions Trading Scheme starting from 2012. This inclusion could possibly lead to higher ticket prices in the European transport market and a reduction in the number of airline passengers. The United Kingdom has significantly increased its air passenger duties in 2007 and, for most longer flights, again in 2009, in recognition of the environmental costs of air travel. Similar, or more restrictive, measures may be implemented in other jurisdictions as a result of environmental or climate change concerns, which could have an impact on the global market for certain aircraft and cause behavioral shifts that result in decreased demand for air travel.

Compliance with current or future regulations, taxes or duties imposed to deal with environmental concerns could cause the lessees to incur higher costs and to generate lower net revenues, resulting in an adverse impact on their financial conditions. Consequently, such compliance may affect the lessees’ ability to make rental and other lease payments and limit the market for certain of our aircraft in our portfolio, which may adversely affect our ability to lease or sell our aircraft on favorable terms, or at all, which could have an adverse effect on our financial condition.

The advanced age, or older technology, of some of our aircraft may expose us to higher than anticipated maintenance related expenses, which could adversely affect our financial results and our ability to pursue additional acquisitions.

As of December 31, 2009, based on net book value, 26% of our aircraft portfolio was 15 years or older and 12% of our aircraft portfolio is not the latest generation technology. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Additionally, older aircraft typically are less fuel-efficient than newer aircraft and may be more difficult to re-lease or sell, particularly if, due to airline insolvencies or other distress, older aircraft are competing with newer aircraft in the lease or sale market. Variable expenses like fuel, crew size or aging aircraft corrosion control or inspection or modification programs and related airworthiness directives could make the operation of older aircraft less economically feasible and may result in increased lessee defaults. We may also incur some of these increased maintenance expenses and regulatory costs upon acquisition or re-leasing of our aircraft. In addition, a number of countries have adopted or may adopt age limits on aircraft imports, which may result in greater difficulty placing affected aircraft on lease or re-lease on favorable terms. Any of these expenses, costs or risks will have a negative impact on our financial results and our ability to pursue additional acquisitions.

The concentration of aircraft types in our aircraft portfolio could lead to adverse effects on our business and financial results should any difficulties specific to these particular types of aircraft occur.

Our owned aircraft portfolio is concentrated in certain aircraft types. In addition, we have a significant concentration of freighter aircraft in our portfolio and we have growing exposure to risks in the cargo market. Should any of these aircraft types (or other types we acquire in the future) or Airbus or Boeing encounter technical, financial or other difficulties, a decrease in value of such aircraft, an inability to lease the aircraft on favorable terms or at all, or a potential grounding of such aircraft could occur. As a result, the inability to lease the affected aircraft types would likely have an adverse effect on our financial results to the extent the affected aircraft types comprise a significant percentage of our aircraft portfolio. The composition of our aircraft portfolio may therefore adversely affect our business and financial results.

A portion of the New A330 Aircraft to be purchased under the Airbus A330 Agreement represent a new cargo variant of a passenger model and there is currently no well developed market for this aircraft model.

Under the Airbus A330 Agreement, we have a remaining commitment to acquire 10 New A330 Aircraft with deliveries scheduled for 2010 through 2012. Three of the New A330 Aircraft are expected to be delivered in the A330-200F freighter configuration. While the Airbus A330 family is a successful passenger configuration aircraft, neither Airbus nor any leasing companies holding A330-200F order positions has placed any significant number of order positions with cargo operators and there is no assurance that a robust market will develop for the A330-200F model. If such a market fails to develop, the long-term residual value of any A330-200F aircraft we purchase from Airbus may be less than expected, which may adversely affect our financial condition and results of operation.

The failure of aircraft or engine manufacturers to meet their delivery commitments to us could adversely affect us.

Our ability to obtain the anticipated benefits under the Airbus A330 Agreement will depend in part on the performance of Airbus and Rolls-Royce in meeting their obligations to us with respect to the timing of the deliveries. A failure by Airbus to produce the A330-200F model aircraft, or a failure on the part of Airbus or Rolls-Royce to meet delivery commitments with respect to the New A330 Aircraft, could adversely affect our ability to deliver the New A330 Aircraft to our customers, may result in the termination of, or adverse change to, the lease commitments relating to the affected aircraft and adversely affect our financial condition and results of operation.

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

The competitive playing field for new acquisitions has changed considerably in the wake of the financial crisis, as many large players are restructuring or revisiting their investment appetite. Currently, our competition for aircraft acquisitions includes established aircraft leasing companies such as GE Commercial Aviation Services, BOC Aviation, AerCap Holdings NV, Macquarie Aircraft Leasing, and Aviation Capital Group. We are also seeing increased activity from new market entrants such as the leasing affiliates of China Development Bank, HNA Group and Industrial and Commercial Bank of China, as well as new private equity funded start-ups.

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

Risks related to our leases

If we fail to re-lease or sell aircraft as current leases expire we may not generate sufficient funds to meet our debt obligations, to finance our growth and operations and to pay dividends on our common shares.

We generally must re-lease aircraft as our current leases expire in order to continue to generate sufficient revenues to meet our debt obligations, to finance our growth and operations and to pay dividends on our common shares. In certain cases, including the New A330 Aircraft, we commit to purchase aircraft that are not subject to lease. The ability to lease or re-lease aircraft at attractive rates will depend on general market and competitive conditions at that particular time. If we are not able to lease or re-lease an aircraft at favorable rates, including aircraft acquired pursuant to the Airbus A330 Agreement, we may be required to attempt to sell the aircraft to provide adequate funds for debt payments and to otherwise finance our growth and operations. Further, our ability to re-lease, lease or sell aircraft on favorable terms or at all or without significant off-lease time and transition costs is likely to be adversely impacted by risks affecting the airline industry.

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

Even if we are entitled to receive maintenance payments, these payments may not cover the entire expense of the scheduled maintenance they are intended to fund. In addition, maintenance payments typically cover only certain scheduled maintenance requirements and do not cover all required maintenance and all scheduled maintenance. Furthermore, lessees may not meet their maintenance payment obligations or perform required scheduled maintenance. Any significant variations in such factors may materially adversely affect our business and particularly our cash position, which would make it difficult for us to meet our debt obligations or to pay dividends on our common shares.

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

As in the case of maintenance costs, we may incur other operational costs upon a lessee default or where the terms of the lease require us to pay a portion of those costs. Such costs include:

•	the costs of casualty, liability and political risk insurance and the liability costs or losses when insurance coverage has not been or cannot be obtained as required, or is insufficient in amount or scope;

•	the costs of licensing, exporting or importing an aircraft, airport charges, customs duties, air navigation charges, landing fees and similar governmental or quasi-governmental impositions, which can be substantial;

•	penalties and costs associated with the failure of lessees to keep the aircraft registered under all appropriate local requirements or obtain required governmental licenses, consents and approvals; and

•	carbon taxes or other fees, taxes or costs imposed under emissions limitations or climate change regulations or other initiatives.

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

By virtue of holding title to the aircraft directly or through a special purpose entity, in certain jurisdictions around the world aircraft lessors are held strictly liable for losses resulting from the operation of aircraft or may be held liable for those losses based on other legal theories. Liability may be placed on an aircraft lessor even under circumstances in which the lessor is not directly controlling the operation of the relevant aircraft.

Lessees are required under our leases to indemnify us for, and insure against, liabilities arising out of the use and operation of the aircraft, including third-party claims for death or injury to persons and damage to property for which we may be deemed liable. Lessees are also required to maintain public liability, property damage and hull all risk and hull war risk insurance on the aircraft at agreed upon levels. However, they are not generally required to maintain political risk insurance. The hull insurance is typically subject to standard market hull deductibles based on aircraft type that generally range from $0.25 million to $1.0 million. These deductibles may be higher in some leases, and lessees usually have fleet-wide deductibles for liability insurance and occurrence or fleet limits on war risk insurance. Any hull insurance proceeds in respect of such claims are typically required to be paid first to our lenders or us in the event of loss of the aircraft or, in the absence of an event of loss of the aircraft, to the lessee to effect repairs or, in the case of liability insurance, for indemnification of third-party liabilities. Subject to the terms of the applicable lease, the balance of any hull insurance proceeds after deduction for all amounts due and payable by the lessee to the lessor under such lease must be paid to the lessee.

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

Emerging markets are countries which have less developed economies that are vulnerable to economic and political problems, such as significant fluctuations in gross domestic product, interest and currency exchange rates, civil disturbances, government instability, nationalization and expropriation of private assets and the imposition of taxes or other charges by governments. The occurrence of any of these events in markets served by our lessees and the resulting instability may adversely affect our ownership interest in an aircraft or the ability of lessees which operate in these markets to meet their lease obligations and these lessees may be more likely to default than lessees that operate in developed economies. For the year ended December 31, 2009, 39 of our lessees which operated 72 aircraft and generated lease rental revenue representing 49% of our lease rental revenue are domiciled or habitually based in emerging markets.

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

We operate as a supplier to airlines and are indirectly impacted by all the risks facing airlines today. Our ability to succeed is dependent upon (i) the financial strength of our lessees, (ii) the ability to diligently and appropriately assess the credit risk of our lessees and (iii) the ability of lessees to perform their contractual obligations to us. The ability of each lessee to perform its obligations under its lease will depend primarily on the lessee’s financial condition and cash flow, which may be affected by factors beyond our control, including:

•	competition;

•	fare levels;

•	air cargo rates;

•	passenger and air cargo demand;

•	availability of financing and other circumstances affecting airline liquidity, including covenants in financings, terms imposed by credit card issuers and collateral posting requirements contained in fuel hedging contracts and the ability of airlines to make or refinance principal payments as they come due;

•	geopolitical and other events, including war, acts or threats of terrorism, outbreaks of epidemic diseases and natural disasters;

•	aircraft accidents;

•	operating costs, including the price and availability of jet fuel and labor costs;

•	labor difficulties;

•	economic conditions, including recession, financial system distress and currency fluctuations in the countries and regions in which the lessee operates or from which the lessee obtains financing;

•	losses on investments, including auction rate securities; and

•	governmental regulation of or affecting the air transportation business, including noise regulations, climate change initiatives, and age limitations.

As a general matter, airlines with weak capital structures are more likely than well-capitalized airlines to seek operating leases, and, at any point in time, investors should expect a varying number of lessees and sub-lessees to experience payment difficulties. As a result of their weak financial condition, a large portion of lessees over time may be significantly in arrears in their rental or maintenance payments. Many of our existing lessees are in a weak financial condition and suffer liquidity problems, and this is likely to be the case in the future and with other lessees and sub-lessees of our aircraft as well, particularly in a softening economic environment. These liquidity issues will be more likely to lead to airline failures in the context of the current financial system distress, volatile commodity (fuel) prices, and economic slowdown, with additional liquidity being more difficult and expensive to source. In addition, many of our lessees are exposed to currency risk due to the fact that they earn revenues in their local currencies and certain of their liabilities and expenses are denominated in U.S. dollars, including lease payments to us. Given the size of our aircraft portfolio, we expect that from time to time some lessees will be slow in making, or will fail to make, their payments in full under their leases.

Airlines financial condition will be greatly influenced by the overall demand for air travel: in a weak demand environment, airline yields may come under pressure, which may negatively impact airline financial performance in a significant way. To the extent that airline operating costs increase, because of increased fees or taxes associated with climate change initiatives, because of reduced operating efficiency resulting from noise or emissions limitations, because of changes in consumer behavioral patterns, or otherwise, demand for air travel and/or airline financial performance may be negatively impacted.

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

Our ability to determine the condition of our aircraft while on lease or whether the lessees are properly maintaining the aircraft will be limited to periodic inspections we perform or that are performed on our behalf by third-party service providers or aircraft inspectors, and even these periodic inspections will be summary in nature and will not necessarily reveal any maintenance shortfalls which may exist. A continuous failure by a lessee to meet its maintenance obligations under the relevant lease could:

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

Although we have the right to repossess the aircraft and to exercise other remedies upon a lessee default, repossession of an aircraft after a lessee default would result in us incurring costs in excess of those incurred with respect to an aircraft returned at the end of the lease. Those costs include legal and other expenses of court or other governmental proceedings (including the cost of posting surety bonds or letters of credit necessary to effect repossession of aircraft), particularly if the lessee is contesting the proceedings or is in bankruptcy, to obtain possession and/or de-registration of the aircraft and flight and export permissions. Delays resulting from any of these proceedings would also increase the period of time during which the relevant aircraft is not generating revenue. In addition, we may incur substantial maintenance, refurbishment or repair costs that a defaulting lessee has failed to incur or pay and that are necessary to put the aircraft in suitable condition for re-lease or sale and we may need to pay off liens, taxes and other governmental charges on the aircraft to obtain clear possession and to remarket the aircraft effectively. We may also incur other costs in connection with the physical possession of the aircraft.

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

Our business is exposed to local economic and political conditions that can influence the performance of lessees located in a particular region. Such adverse economic and political conditions include additional regulation or, in extreme cases, requisition. In 2009, the combination of increasing fuel prices, the inability of many companies to access the capital markets and a slowing economy has impacted the global aviation market, causing severe financial strain and a number of bankruptcies. The effect of these conditions on payments to us will be more or less pronounced, depending on the concentration of lessees in the region with adverse conditions. For the year ended December 31, 2009, lease rental revenues from lessees by region, were 46% in Europe, 16% in North America, 20% in Asia (including 9% in China), 7% in Latin America, and 11% in the Middle East and Africa.

European Concentration

Thirty-five lessees based in Europe accounted for 46% of our lease rental revenues for the year ended December 31, 2009 and accounted for 58 aircraft totaling 46% of the net book value of our aircraft at December 31, 2009. Commercial airlines in Europe face, and can be expected to continue to face, increased competitive pressures, in part as a result of the deregulation of the airline industry by the European Union, the resultant development of low-cost carriers and due to pressures from stronger airlines that are consolidating. Moreover, the European airline sector is expected to face a more challenging recovery as their home market economies undergo a slower recovery and potential further disruptions arising from the sovereign debt market concerns about Greece and other EU member countries.

European countries generally have relatively strict environmental regulations and traffic constraints that can restrict operational flexibility and decrease aircraft productivity, which could significantly increase aircraft operating costs of all aircraft, including our aircraft, and which could place yields under pressure or lead to reduced demand for air travel, thereby adversely affecting lessees. The airline industry in European countries, as in the rest of the world generally, is highly sensitive to general economic conditions. A recession or other worsening of economic conditions or a terrorist attack in one or more of these countries, particularly if combined with high and volatile fuel prices and a weakening Euro or other local currency, may have a material adverse effect on the ability of European lessees to meet their financial and other obligations under our leases.

North American Concentration

Six lessees based in North America accounted for 16% of our lease rental revenues for the year ended December 31, 2009 and accounted for 15 aircraft totaling 12% of the net book value of our aircraft at December 31, 2009. Despite recent improvements in the financial results of many carriers, airlines remain highly susceptible to macroeconomic and geopolitical factors outside their control. The prolonged conflicts in Iraq and Afghanistan and the September 11, 2001 terrorist attacks and subsequent attempted attacks in the United States have resulted in tightened security measures and reduced demand for air travel, which, together with high and volatile fuel costs, have imposed additional financial burdens on most U.S. airlines.

Asian Concentration

Thirteen lessees based in Asia accounted for 20% of our lease rental revenues for the year ended December 31, 2009 and accounted for 30 aircraft totaling 20% of the net book value of our aircraft at December 31, 2009. The outbreak of SARS in 2003 had the largest negative impact on Asia, particularly China, Hong Kong and Taiwan. More recently, the Asian airline industry has experienced significant declines in both passenger and cargo traffic, due largely to economic conditions but also other factors, including more restrictive visa issuance, particularly by China, and over capacity in the case of India. Certain Asian governments have recently announced programs to assist airlines in the region, however, continued demand weakness, a recurrence of SARS or the outbreak of another epidemic disease, such as avian influenza, which many experts think would originate in Asia, would likely adversely affect the Asian airline industry.

Five lessees based in China accounted for 9% of our lease rental revenues for the year ended December 31, 2009. Chinese airline industry performance during 2009 was relatively strong and benefited from the government’s significant economic stimulus measures which included significant credit market growth. However, Chinese airline performance could suffer if such measures do not continue and if the economy starts contracting. Additionally, major obstacles to the Chinese airline industry’s development exist, including the continuing government control and regulation of the industry, as evidenced by a moratorium on all types of visas during the Beijing Olympics. More recently, the Chinese government imposed a moratorium on new aircraft import commitments by Chinese airlines. If such control and regulation persists or expands, the Chinese airline industry would likely experience a significant decrease in growth or restrictions on future growth, and it is conceivable that our interests in aircraft on-lease to, or our ability to lease to, Chinese carriers could be adversely affected.

Latin American Concentration

Seven lessees based in Latin America accounted for 7% of our lease rental revenues for the year ended December 31, 2009 and accounted for 10 aircraft totaling 9% of the net book value of our aircraft at December 31, 2009. Air travel in Latin America continues to grow strongly, fueled by economic improvement and the introduction of low cost carriers to the region. Brazil, Latin America’s largest aviation market, has been plagued by two recent major accidents, both of which raised questions as to the adequacy of its transportation infrastructure to support future growth. Brazilian airlines have large capacity additions planned, including the 2008 launch and subsequent rapid buildup of a new Brazilian low cost carrier, and any restrictions imposed on airport or other infrastructure usage or further degradation of the region’s aviation safety record, and high and volatile fuel prices, could have a material adverse effect on carriers’ financial performance and thus our ability to collect lease payments.

Middle East and African Concentration

Six lessees based in the Middle East and Africa accounted for 11% of our lease rental revenues for the year ended December 31, 2009 and accounted for 13 aircraft totaling 12% of the net book value of our aircraft at December 31, 2009. Middle Eastern, and particularly Gulf based carriers, have a large number of aircraft on order and continue to capitalize on the region’s favorable geographic position as an East-West transfer hub. However, ongoing geopolitical tension, the sharp fall in fuel prices, financial and real estate market distress emanating from Dubai and any aviation related act of terrorism in the region could adversely affect financial performance.

In addition, we have committed to lease six of the New A330 Aircraft to South African Airways, with deliveries scheduled for 2011. South Africa’s economy is heavily dependent on natural resources, particularly precious metals, and it is exposed to economic and social risks arising from volatility in commodity prices. In addition, South Africa is susceptible to socio-economic pressures relating to earlier apartheid policies.

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

Fuel prices currently remain volatile. The high cost of fuel in 2007 and early 2008 had a material adverse impact on most airlines (including our lessees) profitability. Fuel hedging contracts entered into during the recent high fuel price environment resulted in significant losses and/or additional cash collateral required to be posted related to fuel hedges for certain airlines in late 2008 as fuel prices fell significantly. Fuel prices in 2009 were less volatile, but increased steadily over the course of the year. Due to the competitive nature of the airline industry, airlines have been, and may continue to be, unable to pass on increases in fuel prices to their customers by increasing fares in a manner that fully compensates for the costs incurred. In addition, airlines may not be able to manage this risk by appropriately hedging their exposure to fuel price fluctuations. If fuel prices increase due to future terrorist attacks, acts of war, armed hostilities, natural disasters or for any other reason, they are likely to cause our lessees to incur higher costs and/or generate lower revenues, resulting in an adverse impact on their financial condition and liquidity. Fuel cost volatility may contribute to the reluctance of airlines to make future commitments to lease aircraft and, accordingly, reduce the demand for lease aircraft. Consequently, these conditions may (i) affect our lessees’ ability to make rental and other lease payments, (ii) result in lease restructurings and/or aircraft repossessions, (iii) increase our costs of servicing and marketing our aircraft, (iv) impair our ability to re-lease the aircraft or re-lease or otherwise dispose of the aircraft on a timely basis at favorable rates or terms, or at all, and (v) reduce the proceeds received for the aircraft upon any disposition. These results could have an adverse effect on our financial results and growth prospects.

If the effects of terrorist attacks and geopolitical conditions adversely impact the financial condition of the airlines, our lessees might not be able to meet their lease payment obligations, which would have an adverse effect on our financial results and growth prospects.

As a result of the September 11, 2001 terrorist attacks in the United States and subsequent actual and attempted terrorist attacks, notably in the Middle East, Southeast Asia and Europe, increased security restrictions were implemented on air travel, airline costs for aircraft insurance and enhanced security measures have increased, and airlines in certain countries continue to rely on government-sponsored programs to acquire war risk insurance. In addition, war or armed hostilities in the Middle East, Iran, North Korea or elsewhere, or the fear of such events, could further exacerbate many of the problems experienced as a result of terrorist attacks. The situation in Iraq continues to be uncertain, tension over Iran’s nuclear program continues, the war in Afghanistan continues to escalate, and any or all of these may lead to further instability in the Middle East. The 2008 attacks in Mumbai have also raised tensions in South Asia. Future terrorist attacks, war or armed hostilities, or the fear of such events, could further negatively impact the airline industry and may have an adverse effect on the financial condition and liquidity of our lessees, aircraft values and rental rates and may lead to lease restructurings or aircraft repossessions, all of which could adversely affect our financial results and growth prospects.

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

The spread of SARS in 2003 was linked to air travel early in its development and negatively impacted passenger demand for air travel at that time. While the World Health Organization’s travel bans related to SARS have been lifted, SARS had a severe impact on the aviation industry, which was evidenced by a sharp reduction in passenger bookings and cancellation of many flights and employee layoffs. While these effects were felt most acutely in Asia, SARS did spread to other areas, including North America. Since 2003, there have been several outbreaks of avian influenza, and, most recently, H1N1 influenza outbreaks in Mexico, spreading to other parts of the world, although the impact has so far been relatively limited. In the event of a human influenza pandemic, numerous responses, including travel restrictions, might be necessary to combat the spread of the disease. Additional outbreaks of SARS or other epidemic diseases such as avian influenza, or the fear of such events, could negatively impact passenger demand for air travel and the aviation industry, which could result in our lessees’ inability to satisfy their lease payment obligations to us, which in turn would have an adverse effect on our financial results and growth prospects.

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

As of February 23, 2010, entities affiliated with Fortress funds and an officer of Fortress beneficially own 30,560,877 shares, or approximately 38.4% of our common shares. As a result, Fortress may be able to control fundamental corporate matters and transactions, including: the election of directors; mergers or amalgamations (subject to prior board approval), consolidations or acquisitions; the sale of all or substantially all of our assets; in certain circumstances, the amendment of our bye-laws; and our winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by our other shareholders. The interests of the Fortress funds may not always coincide with our interests or the interests of our other shareholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of our company. Also, the Fortress funds may seek to cause us to take courses of action that, in their judgment, could enhance their investment in us, but which might involve risks to our other shareholders or adversely affect us or our other shareholders. In addition, under our Shareholders Agreement between us and the Fortress funds, based on the current ownership of our common stock by entities affiliated with Fortress funds, an affiliate of Fortress is entitled to designate three directors for election to our board of directors. Also, a sale of shares by one or more of the Fortress funds could add further downward pressure on the market price of our common shares. As a result of these or other factors, the market price of our common shares could decline or shareholders might not receive a premium over the then-current market price of our common shares upon a change in control. In addition, this concentration of share ownership may adversely affect the trading price of our common shares because investors may perceive disadvantages in owning shares in a company with a significant shareholder.

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

As of February 23, 2010, there were 79,511,808 shares issued and outstanding, all of which are freely transferable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. The remaining outstanding common shares will be deemed “restricted securities” as that term is defined in Rule 144 under the Securities Act.

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

As of February 23, 2010, we had an aggregate of 168,399,989 common shares authorized but unissued and not reserved for issuance under our incentive plan. We may issue all of these common shares without any action or approval by our shareholders. We intend to continue to actively pursue acquisitions of aviation assets and may issue common shares in connection with these acquisitions. Any common shares issued in connection with our acquisitions, our incentive plan, the exercise of outstanding share options or otherwise would dilute the percentage ownership held by existing shareholders.

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

We expect that we are currently eligible for an exemption under Section 883 of the Internal Revenue Code of 1986, as amended (the “Code”) which provides an exemption from U.S. federal income taxation with respect to rental income derived from aircraft used in international traffic, by certain foreign corporations. No assurances can be given that we will continue to be eligible for this exemption as our stock is traded on the market and changes in our ownership or the amount of our shares that are traded could cause us to cease to be eligible for such exemption. To qualify for this exemption in respect of rental income, the lessor of the aircraft must be organized in a country that grants a comparable exemption to U.S. lessors (Bermuda and Ireland each do), and certain other requirements must be satisfied. We can satisfy these requirements in any year if, for more than half the days of such year, our shares are primarily and regularly traded on a recognized exchange and certain shareholders, each of whom owns 5% or more of our shares (applying certain attribution rules), do not collectively own more than 50% of our shares. Our shares will be considered to be primarily and regularly traded on a recognized exchange in any year if: (1) the number of trades in our shares effected on such recognized stock exchanges exceed the number of our shares (or direct interests in our shares) that are traded during the year on all securities markets; (2) trades in our shares are effected on such stock exchanges in more than de minimis quantities on at least 60 days during every calendar quarter in the year; and (3) the aggregate number of our shares traded on such stock exchanges during the taxable year is at least 10% of the average number of our shares outstanding in that class during that year. If our shares cease to satisfy these requirements, then we may no longer be eligible for the Section 883 exemption with respect to rental income earned by aircraft used in international traffic. If we were not eligible for the exemption under Section 883 of the Code, we expect that the U.S. source rental income of Aircastle Bermuda generally would be subject to U.S. federal taxation, on a gross income basis, at a rate of not in excess of 4% as provided in Section 887 of the Code. If, contrary to expectations, Aircastle Bermuda did not comply with certain administrative guidelines of the Internal Revenue Service, such that 90% or more of Aircastle Bermuda’s U.S. source rental income were attributable to the activities of personnel based in the United States, Aircastle Bermuda’s U.S. source rental income would be treated as income effectively connected with the conduct of a trade or business in the United States. In such case, Aircastle Bermuda’s U.S. source rental income would be subject to U.S. federal income taxation on its net income at a maximum rate of 35% as well as state and local taxation. In addition, Aircastle Bermuda would be subject to the U.S. federal branch profits tax on its effectively connected earnings and profits at a rate of 30%. The imposition of such taxes would adversely affect our business and would result in decreased cash available for distribution to our shareholders.

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

Our Irish subsidiaries and affiliates are expected to be subject to corporation tax on their income from leasing, managing and servicing aircraft at the 12.5% tax rate applicable to trading income. This expectation is based on certain assumptions, including that we will maintain at least the current level of our business operations in Ireland. If we are not successful in achieving trading status in Ireland, the income of our Irish subsidiaries and affiliates will be subject to corporation tax at the 25% rate applicable to non-trading activities which would adversely affect our business and would result in decreased earnings available for distribution to our shareholders.

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

We expect to continue to be treated as a PFIC and may be a CFC for U.S. federal income tax purposes. If you are a U.S. person and do not make a qualified electing fund, or QEF, election with respect to us and each of our PFIC subsidiaries, unless we are a CFC and you own 10% of our voting shares, you would be subject to special deferred tax and interest charges with respect to certain distributions on our common shares, any gain realized on a disposition of our common shares and certain other events. The effect of these deferred tax and interest charges could be materially adverse to you. Alternatively, if you are such a shareholder and make a QEF election for us and each of our PFIC subsidiaries, or if we are a CFC and you own 10% or more of our voting shares, you will not be subject to those charges, but could recognize taxable income in a taxable year with respect to our common shares in excess of any distributions that we make to you in that year, thus giving rise to so-called “phantom income” and to a potential out-of-pocket tax liability.

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

We lease approximately 19,200 square feet of office space in Stamford, Connecticut for our corporate operations. This lease expires in December 2012. We lease approximately 3,380 square feet of office space in Dublin, Ireland for our acquisition, aircraft leasing and asset management operations in Europe. The lease for the Irish facility expires in June 2016. We also lease approximately 1,550 square feet of office space in Singapore for our acquisition, aircraft leasing and asset management operations in Asia. The lease for the Singapore facility expires in November 2012.

We believe our current facilities are adequate for our current needs and that suitable additional space will be available as and when needed.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not a party to any material legal or adverse regulatory proceedings.

ITEM 4.	RESERVED

Executive Officers of the Registrant

Executive officers are elected by our board of directors, and their terms of office continue until the next annual meeting of the board or until their successors are elected and have been duly qualified. There are no family relationships among our executive officers.

Set forth below is information pertaining to our executive officers who held office as of February 23, 2010:

Ron Wainshal, 45, became our Chief Executive Officer in May 2005. Prior to joining Aircastle, Mr. Wainshal was in charge of the Asset Management group of General Electric Commercial Aviation Services, or GECAS, from 2003 to 2005. After joining GECAS in 1998, Ron led many of GECAS’ U.S. airline restructuring efforts and its bond market activities, and played a major marketing and structured finance role in the Americas. Before joining GECAS, he was a principal and co-owner of a financial advisory company specializing in transportation infrastructure from 1994 to 1998 and prior to that held positions at Capstar Partners and The Transportation Group in New York and Ryder System in Miami. He received a BS in Economics from the Wharton School of the University of Pennsylvania and an MBA from the University of Chicago’s Booth Graduate School of Business.

Michael Inglese, 48, became our Chief Financial Officer in April 2007. Prior to joining the Company, Mr. Inglese served as an Executive Vice President and Chief Financial Officer of PanAmSat Holding Corporation, where he served as Chief Financial Officer from June 2000 until the closing of PanAmSat’s sale to Intelsat in July 2006. Mr. Inglese joined PanAmSat in May 1998 as Vice President, Finance after serving as Chief Financial Officer for DIRECTV Japan, Inc. He is a Chartered Financial Analyst who holds a BS in Mechanical Engineering from Rutgers University College of Engineering and his MBA from Rutgers Graduate School of Business Management.

David Walton, 48, became our General Counsel in March 2005 and our Chief Operating Officer in January 2006. Prior to joining Aircastle, Mr. Walton was Chief Legal Officer of Boullioun Aviation

Services, Inc. from 1996 to 2005. Prior to that, Mr. Walton was a partner at the law firm of Perkins Coie in Seattle and Hong Kong. Mr. Walton has over 20 years of experience in aircraft leasing and finance. He received a BA in Political Science from Stanford University and a JD from Boalt Hall School of Law, University of California, Berkeley.

Michael Platt, 49, became our Chief Investment Officer in February 2007. Prior to joining Aircastle, Mr. Platt was Senior Vice President of International Lease Finance Corporation (ILFC) in Los Angeles, California where his responsibilities included heading the sales department and leasing aircraft to airlines throughout the world. Prior to working in marketing and sales at ILFC, Mr. Platt was Vice President, Secretary and Corporate Legal Counsel at ILFC. Before joining ILFC, from 1987 to 1992 he was a transactional lawyer for the former McDonnell Douglas Finance Corporation in Long Beach, California where, among other responsibilities, he was involved in commercial aircraft leasing. Mr. Platt received his BA from the University of North Carolina, Chapel Hill in 1982 and his JD from the University of Virginia School of Law in 1985.

Joseph Schreiner, 52, became our Executive Vice President, Technical in October 2004. Prior to joining Aircastle, Mr. Schreiner oversaw the technical department at AAR Corp, a provider of products and services to the aviation and defense industries from 1998 to 2004 where he managed aircraft and engine evaluations and inspections, aircraft lease transitions, reconfiguration and heavy maintenance. Prior to AAR, Mr. Schreiner spent 19 years at Boeing (McDonnell-Douglas) in various technical management positions. Mr. Schreiner received a BS from the University of Illinois and a MBA from Pepperdine University.

Aaron Dahlke, 41, became our Chief Accounting Officer in June 2005. Prior to joining Aircastle, Mr. Dahlke was Vice President and Controller of Boullioun Aviation Services Inc. from January 2003 to May 2005. Prior to Boullioun, Mr. Dahlke was at ImageX.com, Inc. and Ernst & Young LLP. He received a B.S. in Accounting from California State University San Bernardino. He is a Certified Public Accountant.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed for trading on the New York Stock Exchange under the symbol “AYR”. As of February 22, 2010, there were approximately 15,495 record holders of our common shares.

The following table sets forth the quarterly high and low prices of our common shares on the New York Stock Exchange for the periods indicated since our initial public offering and dividends during such periods:

			Dividends
			Declared Per
	High	Low	Share ($)

Year Ending December 31, 2008:
First Quarter	$26.54	$10.98	$0.25
Second Quarter	$16.73	$7.68	$0.25
Third Quarter	$14.40	$8.20	$0.25
Fourth Quarter	$9.93	$2.80	$0.10
Year Ending December 31, 2009:
First Quarter	$5.47	$2.54	$0.10
Second Quarter	$7.98	$4.47	$0.10
Third Quarter	$10.62	$6.31	$0.10
Fourth Quarter	$10.23	$7.52	$0.10

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

Issuer Purchases of Equity Securities

During the periods listed below in 2007, 2008 and 2009, we purchased shares of our common stock as follows:

				Maximum
			Total Number of	Number of Shares
	Total	Average	Shares Purchased	that may yet be
	Number	Price	as Part of Publicly	Purchased under
	of Shares	Paid	Announced Plans	the Plans or
Period(a)	Purchased(b)	per Share	or Programs(c)	Programs(c)

2007:
April	—	$—	N/A	N/A
May	4,278	35.98	N/A	N/A
June	—	—	N/A	N/A

Total	4,278	$35.98	N/A	N/A

October	—	$—	N/A	N/A
November	—	—	N/A	N/A
December	2,982	26.16	N/A	N/A

Total	2,982	$26.16	N/A	N/A

2008:
January	13,243	$26.33	N/A	N/A
February	—	—	N/A	N/A
March	—	—	N/A	N/A

Total	13,243	$26.33	N/A	N/A

April	—	$—	N/A	N/A
May	22,765	16.00	N/A	N/A
June		—	N/A	N/A

Total	22,765	$16.00	N/A	N/A

October	—	$—	N/A	N/A
November	—	—	N/A	N/A
December	1,491	4.33	N/A	N/A

Total	1,491	$4.33	N/A	N/A

2009:
January	33,422	$4.78	N/A	N/A
February	—	—	N/A	N/A
March	—	—	N/A	N/A

Total	33,422	$4.78	N/A	N/A

October	—	$—	N/A	N/A
November	—	—	N/A	N/A
December	1,492	10.15	N/A	N/A

Total	1,492	$10.15	N/A	N/A

(a)	Information is presented on a financial calendar basis, consistent with our quarterly financial reporting.

(b)	Our Compensation Committee approved the repurchase of common shares pursuant to an irrevocable election made under the Amended and Restated Aircastle Limited 2005 Equity and Incentive Plan, in satisfaction of minimum tax withholding obligations associated with the vesting of restricted common shares on December 31, 2007, 2008 and 2009.

(c)	The Company does not participate in any Publicly Announced Plans or Programs.

Performance Graph

The following graph compares the cumulative 41-month total return to holders of our common shares relative to the cumulative total returns of the S&P 500 Index and a customized peer group. The peer group consists of three companies which are: AerCap Holdings NV (NYSE: AER), Babcock & Brown Air Ltd. (NYSE: FLY) and Genesis Lease Limited (NYSE: GLS). The peer group investment is weighted among shares in the peer group by market-capitalization as of August 7, 2006, and is adjusted monthly. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common shares and in the peer group on August 7, 2006, and is assumed to have been made in the S&P 500 Index on July 31, 2006 and the relative performance of each tracked through December 31, 2009.

COMPARISON OF 41 MONTH CUMULATIVE TOTAL RETURN*
Among Aircastle Limited, The S&P 500 Index
And A Peer Group

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

*	$100 invested on 8/7/06 in Aircastle’s common shares or 7/31/06 in the S&P 500 Index, including reinvestment of dividends.

	8/7/06	9/30/06	12/31/06	3/31/07	6/30/07	9/30/07	12/31/07	3/31/08	6/30/08	9/30/08	12/31/08	3/31/09	6/30/09	9/30/09	12/31/09

Aircastle Limited	100.00	126.35	130.97	159.31	181.96	155.55	125.83	54.83	42.31	51.10	25.22	25.06	40.16	53.37	54.92

S&P 500	100.00	105.02	112.05	112.77	119.85	122.28	118.21	107.04	104.13	95.41	74.47	66.27	76.83	88.82	94.18

Peer Group	100.00	100.00	102.11	124.27	135.50	110.77	90.24	76.48	53.84	47.00	18.39	16.61	33.39	46.14	45.65

ITEM 6.	SELECTED FINANCIAL DATA

The selected historical consolidated financial, operating and other data as of December 31, 2008 and 2009 and for each of the three years in the period ended December 31, 2009 presented in this table are derived from our audited consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report. The selected consolidated financial data as of December 31, 2005 and 2006 presented in this table are derived from our audited consolidated financial statements and related notes thereto, which are not included in this Annual Report. You should read these tables along with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report.

	Year Ended December 31,
	2005	2006	2007	2008	2009

Selected Financial Data:
Consolidated Statements of Operation:
Total revenues	$31,638	$182,852	$381,091	$582,587	$570,585
Selling, general and administrative expenses	12,493	27,836	39,040	46,806	46,016
Depreciation	11,286	53,424	126,403	201,759	209,481
Interest, net	6,846	49,566	92,660	203,529	169,810
Income (loss) from continuing operations	(803)	45,920	114,403	115,291	102,492
Discontinued operations	1,031	5,286	12,941	—	—
Net income	228	51,206	127,344	115,291	102,492
Earnings per common share — Basic:(1)
Income (loss) from continuing operations	$(0.02)	$0.99	$1.68	$1.47	$1.29
Earnings from discontinued operations	$0.03	$0.11	$0.19	—	—
Net income	$0.01	$1.10	$1.87	$1.47	$1.29
Earnings per common share — Diluted:(1)
Income (loss) from continuing operations	$(0.02)	$0.99	$1.68	$1.47	$1.29
Earnings from discontinued operations	$0.03	$0.11	$0.19	—	—
Net income	$0.01	$1.10	$1.87	$1.47	$1.29
Cash dividends declared per share	—	$1.1375	$2.45	$0.85	$0.40
Other Operating Data:
EBITDA(2)	$19,003	$149,349	$333,745	$526,305	$501,672
Consolidated Statements of Cash Flows:
Cash flows (used in) provided by operations	$(20,974)	$42,712	$200,210	$321,806	$300,811
Cash flows (used in) provided by investing activities	(710,317)	(858,002)	(2,369,796)	37,640	(269,434)
Cash flows provided by (used in) financing activities	811,234	793,465	2,125,014	(292,045)	30,342
Consolidated Balance Sheet Data:
Cash and cash equivalents	$79,943	$58,118	$13,546	$80,947	$142,666
Flight equipment held for lease, net of accumulated depreciation	712,092	1,559,365	3,807,116	3,837,543	3,812,970
Debt investments, available for sale	26,907	121,273	113,015	14,349	—
Total assets	967,532	1,918,703	4,427,642	4,251,572	4,454,512
Borrowings under credit facilities	490,588	442,660	798,186	—	—
Borrowings under securitizations and term debt financings	—	549,400	1,677,736	2,476,296	2,464,560
Repurchase agreements	8,665	83,694	67,744	—	—
Shareholders’ equity	410,936	637,197	1,294,577	1,112,166	1,291,237
Other Data:
Number of Aircraft (at the end of period)	31	68	133	130	129
Total debt to total capitalization	54.9%	62.8%	66.3%	69.0%	65.6%

(1)	Effective January 1, 2009, ASC 260 Earnings Per Share, determined that unvested share-based payment awards that contain nonforfeitable rights to receive dividend or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation for the purpose of applying the two-class method when calculating earnings per share (“EPS”). The adoption requires us to present EPS using the two-class method for our current period EPS computations and to retrospectively revise our comparative prior period EPS computations using the two-class method. The adoption did not have a material effect on EPS.

(2)	EBITDA is a measure of operating performance that is not calculated in accordance with US GAAP. EBITDA should not be considered a substitute for net income, income from operations or cash flows provided by or used in operations, as determined in accordance with US GAAP. EBITDA is a key measure of our operating performance used by management to focus on consolidated operating performance exclusive of income and expense that relate to the financing and capitalization of the business.

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

The table below shows the reconciliation of net income (loss) to EBITDA for the years ended December 31, 2005, 2006, 2007, 2008 and 2009.

	Year Ended December 31,
	2005	2006	2007	2008	2009

Net (loss) income	$228	$51,206	$127,344	$115,291	$102,492
Depreciation	11,286	53,424	126,403	201,759	209,481
Amortization of net lease premiums (discounts) and lease incentives	734	(4,406)	(7,379)	(1,815)	11,229
Interest, net	6,846	49,566	92,660	203,529	169,810
Income tax provision	940	4,845	7,658	7,541	8,660
(Earnings) loss from discontinued operations, net of income taxes	(1,031)	(5,286)	(12,941)	—	—

EBITDA	$19,003	$149,349	$333,745	$526,305	$501,672

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks, uncertainties and assumptions. You should read the following discussion in conjunction with “Item 6 — Selected Financial Data” and our historical consolidated financial statements and the notes thereto appearing elsewhere in this report. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those described under “Item 1A. — Risk Factors” and elsewhere in this report. Please see “Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995” for a discussion of the uncertainties, risks and assumptions associated with these statements. Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or US GAAP, and, unless otherwise indicated, the other financial information contained in this report has also been prepared in accordance with US GAAP. Unless otherwise indicated, all references to “dollars” and “$” in this report are to, and all monetary amounts in this report are presented in, U.S. dollars.

OVERVIEW

We are a global company that acquires, leases, and sells high-utility commercial jet aircraft to passenger and cargo airlines throughout the world. High-utility aircraft are generally modern, operationally efficient jets with a large operator base and long useful lives. As of December 31, 2009, our aircraft portfolio consisted of 129 aircraft that were leased to 60 lessees located in 33 countries, and managed through our offices in the United States, Ireland and Singapore. Typically, our aircraft are subject to net operating leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs, although in a majority of cases, we are obligated to pay a portion of specified maintenance or modification costs. From time to time, we also make investments in other aviation assets, including debt investments secured by commercial jet aircraft. Our revenues and income from continuing operations for the year ended December 31, 2009 were $570.6 million and $102.5 million, respectively, and for the fourth quarter 2009 were $135.8 million and $23.0 million, respectively.

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

Segments

We operate in a single segment.

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

On June 20, 2007, we entered into an acquisition agreement, which we refer to as the Airbus A330 Agreement, under which we agreed to acquire new A330 aircraft, or the New A330 Aircraft, from Airbus. During 2009, we acquired two New A330 Aircraft. We currently have ten New A330 Aircraft remaining to be delivered, with two scheduled for delivery in 2010, seven in 2011 and one in 2012.

Our objective is to develop and maintain a diverse and stable operating lease portfolio and, in that regard, our investment strategy is oriented towards longer-term holding horizons rather than shorter-term trading. However, we review our operating lease portfolio periodically to make opportunistic divestures of aircraft and to manage our portfolio diversification. In 2008 we sold eight aircraft and in

2009 we sold three Boeing Model 737-300 aircraft. We also purchased, and then sold, a spare engine in the fourth quarter of 2009.

The following table sets forth certain information with respect to the aircraft owned by us as of December 31, 2009:

AIRCASTLE AIRCRAFT INFORMATION (dollars in millions)

Owned
Aircraft as of
December 31, 2009(1)

Flight Equipment Held for Lease	$3,813
Number of Aircraft.	129
Number of Lessees	60
Number of Countries	33
Weighted Average Age — Passenger (years)(2)(5)	11.1
Weighted Average Age — Freighter (years)(2)(5)	10.3
Weighted Average Age — Combined (years)(2)(5)	10.9
Weighted Average Remaining Passenger Lease Term (years)(3)(5)	3.8
Weighted Average Remaining Cargo Lease Term (years)(3)(5)	7.7
Weighted Average Remaining Combined Lease Term (years)(3)(5)	4.9
Weighted Average Fleet Utilization during Fourth Quarter 2009(4)	99%
Weighted Average Fleet Utilization for the year ended December 31, 2009(4)	98%

(1)	Calculated using net book value as of December 31, 2009.

(2)	Weighted average age (years) by net book value.

(3)	Weighted average remaining lease term (years) by net book value.

(4)	Aircraft on-lease days as a percent of total days in period weighted by net book value, excluding aircraft in freighter conversion.

(5)	One Boeing Model 737-400 aircraft which was being converted to freighter configuration and which we delivered in the first quarter of 2010 is included as “Freighter” aircraft; the remaining lease term for this aircraft, for which we have an executed lease post-conversion, is measured based on the ten-year term of the post-conversion lease.

Our owned aircraft portfolio as of December 31, 2009 is listed in Exhibit 99.1 to this report. Approximately 88% of the total aircraft and 87% of the freighters we owned as of December 31, 2009 are what we consider to be the most current technology for the relevant airframe and engine type and airframe size, as listed under the headings “Latest Generation Narrowbody Aircraft,” “Latest Generation Midbody Aircraft,” “Latest Generation Widebody Aircraft” and “Latest Generation Widebody Freighter Aircraft” in Exhibit 99.1 to this report.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of
	December 31, 2009
	Number of	% of Net
	Aircraft	Book Value

Aircraft Type
Passenger:
Narrowbody	83	44%
Midbody	24	25%
Widebody	1	2%

Total Passenger	108	71%
Freighter(1)	21	29%

Total	129	100%

Manufacturer
Boeing	86	64%
Airbus	43	36%

Total	129	100%

Regional Diversification
Europe	58	46%
Asia(1)	30	20%
North America	15	12%
Latin America	10	9%
Middle East and Africa	13	12%
Off-lease(2)	3	1%

Total	129	100%

(1)	Includes one Boeing Model 737-400 aircraft which was being converted to freighter configuration and for which we have an executed lease with a carrier in Asia post-conversion and which we delivered in the first quarter of 2010.

(2)	Includes one Boeing Model 737-300 aircraft which was returned to us on a consensual early lease termination in the third quarter of 2009 which we are actively marketing for sale or lease and two Boeing Model 757-200 aircraft which were returned to us early on a consensual basis in the third quarter of 2009 for which we have executed sales agreements with expected delivery dates in the second and third quarters of 2010.

Our largest customer represents less than 8% of the net book value of flight equipment held for lease at December 31, 2009. Our top 15 customers for aircraft we owned at December 31, 2009,

representing 52 aircraft and 59% of the net book value of flight equipment held for lease, are as follows:

Percent of Net			Number of
Book Value	Customer	Country	Aircraft

Greater than 6%	Martinair(1)	Netherlands	5
per customer	Emirates	United Arab Emirates	2
	US Airways	USA	8

3% to 6%	Avianca	Colombia	2
per customer	Iberia Airlines(2)	Spain	6
	GOL(2)	Brazil	6
	Airbridge Cargo(3)	Russia	1
	KLM(1)	Netherlands	1
	World Airways	USA	2

Less than 3%	Swiss International Air Lines	Switzerland	2
per customer	Icelandair(4)	Iceland	5
	China Eastern Airlines(5)	China	4
	Korean Air	South Korea	2
	Cimber-Sterling	Denmark	4
	SriLankan Airlines	Sri Lanka	2

(1)	Martinair is a wholly owned subsidiary of KLM. Although KLM does not guarantee Martinair’s obligations under the relevant lease, if combined, the two, together with another affiliated customer, represent 11% of flight equipment held for lease.

(2)	GOL has guaranteed the obligations of an affiliate, VRG Linhas Aereas, and accordingly, the two are shown combined in the above table.

(3)	Guaranteed by Volga-Dnepr.

(4)	Icelandair Group hf, the parent company of Icelandair, has guaranteed the obligations of an affiliate, SmartLynx, and accordingly, the two are shown combined in the above table.

(5)	China Eastern Airlines has announced that it will acquire Shanghai Airlines, a customer to which we lease four aircraft. If combined, the entity would be our fourth largest customer, with over 4% of net book value of flight equipment held for lease.

Finance

Our debt financing arrangements are typically secured by aircraft and related operating leases, and in the case of our securitizations and pooled aircraft term financings, the financing parties have limited recourse to Aircastle Limited. While such financing has historically been available on reasonable terms given the loan to value profile we have pursued, the recent financial markets turmoil has reduced the availability of both debt and equity capital. Though we expect the financing market to continue to improve in time, current market conditions remain difficult and we are presently taking a very cautious approach to incremental financing and with respect to refinancing risk, which may constrain our ability to undertake new transactions. During the near term, we intend to focus our efforts on investment opportunities that both tap commercial financial capacity where it accessible on reasonable terms and also where there is potential availability of debt financing that benefits from government guarantees either from the ECAs or from EXIM.

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

Comparison of the year ended December 31, 2008 to the year ended December 31, 2009:

	Year Ended
	December 31,
(Dollars in thousands)	2008	2009

Revenues:
Lease rental revenue	$542,270	$511,459
Amortization of net lease discounts and lease incentives	1,815	(11,229)
Maintenance revenue	34,460	58,733

Total lease rentals	578,545	558,963
Interest income	3,174	1,924
Other revenue	868	9,698

Total revenues	582,587	570,585

Expenses:
Depreciation	201,759	209,481
Interest, net	203,529	169,810
Selling, general and administrative	46,806	46,016
Impairment of flight equipment	—	18,211
Maintenance and other costs	3,982	19,431

Total operating expenses	456,076	462,949

Other income (expense):
Gain on sale of flight equipment	6,525	1,162
Other	(10,204)	2,354

Total other income (expense)	(3,679)	3,516

Income from continuing operations before income taxes	122,832	111,152
Income tax provision	7,541	8,660

Net income	$115,291	$102,492

Revenues:

Total revenues decreased by 2% or $12.0 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008, primarily as a result of the following:

Lease rental revenue.  The decrease in lease rental revenue of $30.8 million for the year ended December 31, 2009 as compared to the same period in 2008 was primarily the result of decreases of:

•	$24.1 million of revenue as a result of aircraft sales (eight aircraft were sold during 2008 and three aircraft were sold during 2009);

•	$15.0 million of revenue due to downtime in connection with aircraft in transition and freighter conversions;

•	$9.9 million of revenue due to lower floating rate lease rentals and lease rate changes.

These decreases were offset partially by an increase in revenue of $18.2 million due to the effect of a full year of lease rental revenue from the acquisition of five new aircraft purchased during the first half of 2008 and additional rental revenue from two new aircraft purchased during 2009.

Amortization of net lease discounts and lease incentives.  The decrease in amortization of net lease discounts and lease incentives of $13.0 million for the year ended December 31, 2009 as compared to the same period in 2008 results from the decrease in amortization of net lease discounts of $2.6 million and an increase in amortization of lease incentives of $10.4 million for aircraft transitions.

Maintenance revenue.  The increase in maintenance revenue of $24.3 million is the result of $17.1 million of higher maintenance revenue from scheduled lease terminations ($28.3 million in the year ended December 31, 2009 as compared to $11.2 million in the year ended December 31, 2008) and $7.2 million of maintenance revenue from early terminations of leases ($30.4 million in the year ended December 31, 2009 as compared to $23.2 million in the year ended December 31, 2008).

Interest income.  The decrease in interest income of $1.3 million was due primarily to the sale of two of our debt investments in February 2008 and our remaining debt investments which were sold in the third and fourth quarters of 2009.

Other Revenue.  The increase in other revenue of $8.8 million is due primarily to additional fees paid by lessees in connection with the early termination of four leases.  The early termination of the four leases, along with a change in the forecasted cash flows, triggered an impairment for the related two Boeing Model 737-300 aircraft and two Boeing Model 757-200 aircraft in the amount of $18.2 million for the year ended December 31, 2009 (See Impairment of aircraft below). For the year ended December 31, 2009, the Company received $18.2 million, of which $8.4 million represented lease termination payments included in other revenue and $9.8 million related to maintenance revenue from the previous lessees of these aircraft.

Operating Expenses:

Total operating expenses increased by 1.5% or $6.9 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008 primarily as a result of the following:

Depreciation expense increased by $7.7 million for the year ended December 31, 2009 over the same period in 2008 as a result of an increase in the gross aircraft book value due to the aircraft acquired in 2009, offset partially by the reduction in depreciation expense as a result of the sales of owned aircraft in 2009.

Interest, net consisted of the following:

	Year Ended
	December 31,
(Dollars in thousands)	2008	2009

Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$169,860	$146,617
Hedge ineffectiveness losses	16,623	463
Amortization of interest rate derivatives related to deferred losses	15,488	12,894
Losses on termination of interest rate derivatives	1,003	—
Amortization of deferred financing fees	13,603	12,232

Interest Expense	216,577	172,206
Less interest income	(7,311)	(939)
Less capitalized interest	(5,737)	(1,457)

Interest, net	$203,529	$169,810

Interest, net decreased by $33.7 million, or 16.6%, over the year ended December 31, 2008. The net decrease is primarily a result of:

•	a $23.2 million decrease in interest expense on our borrowings due primarily to a lower average debt balance (average debt balance during the year ended December 31, 2009 was $2.45 billion as compared to $2.71 billion in the same period in 2008) and lower interest rates during 2009 as compared to 2008;

•	a $16.2 million decrease resulting from changes in measured hedge ineffectiveness due primarily to prior year debt changes;

•	a $2.6 million decrease in amortization of deferred losses on interest rate derivatives due primarily to:

•	$6.6 million decrease related to accelerated amortization of deferred losses from terminated interest rate derivatives for borrowings that we are no longer making (i.e., that are no longer probable of occurring) as a result of a lower forecasted debt financings.

This decrease was offset by:

•	$4.0 million increase related to amortization of deferred losses on terminated interest rate derivatives for borrowings we anticipate making in the future (i.e., that are probable of occurring). The deferred losses are amortized into interest expense as the interest payments being hedged occur;

•	a $1.4 million decrease in amortization of deferred financing fees resulting primarily from the closing of our revolving credit facilities during 2008; and

•	a $1.0 million decrease in hedge termination charges.

These decreases were offset partially by:

•	a $6.4 million decrease in interest income earned on our cash balances, resulting from significantly lower interest rates during the year ended December 31, 2009 compared to the same period in 2008; and

•	a $4.3 million decrease in capitalized interest due to lower interest rates during the year ended December 31, 2009 compared to the same period in 2008 and the delivery of aircraft from freighter conversion and the manufacturer.

Selling, general and administrative expenses, or SG&A, for the year ended December 31, 2009 decreased slightly over the same period in 2008. Our headcount decreased from 76 employees at December 31, 2008 to 74 employees at December 31, 2009. Non-cash share based expense was $6.5 million in 2008 and $6.9 million in 2009, respectively.

Impairment of aircraft was $18.2 million during the year ended December 31, 2009 which related to two Boeing Model 737-300 aircraft and two Boeing Model 757-200 aircraft. The impairment was triggered by the early termination of the related leases and changes to estimated future cash flows. See Maintenance Revenue and Other Revenue above for additional information.

Maintenance and other costs was $19.4 million for the year ended December 31, 2009, an increase of $15.4 million over the same period in 2008, primarily as a result of:

•	$5.9 million in aircraft maintenance and other transition costs relating to unscheduled lease terminations for eight aircraft returned to us in 2009;

•	$4.7 million in aircraft maintenance and other transition costs relating to unscheduled lease terminations for eight aircraft returned to us in 2008 and transitioned to new lessees in 2009;

•	$2.9 million in aircraft maintenance and transition costs for four aircraft in freighter conversion; and

•	$1.0 million in aircraft maintenance and transition costs relating to scheduled lease terminations for six aircraft returned to us in 2009.

Other income (expense):

Total other income for the year ended December 31, 2009 was $3.5 million as compared to a $3.7 million expense for the same period in 2008, or an increase in income of $7.2 million. The increase is primarily a result of:

•	$12.4 million lower mark-to-market adjustments on our undesignated interest rate derivatives;

•	a $5.2 million increase in the gain on sale of debt investments; and

•	a $1.0 million gain on the purchase and re-sale of a spare engine.

These increases were offset partially by:

•	a $6.4 million decrease in gain on sale of flight equipment for the three aircraft sold in 2009 (compared to eight aircraft sold in 2008); and

•	a $4.0 million termination fee to cancel our engine purchase commitments for the New Airbus A330 program.

Income Tax Provision

Our provision for income taxes for the years ended December 31, 2008 and 2009 was $7.5 million and $8.7 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland and the United States. The increase in our income tax provision of approximately $1.1 million for the year ended December 31, 2009 as compared to the same period in 2008 was attributable to the increase in our operating income subject to tax in Ireland and the United States.

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

Other comprehensive income:

Other comprehensive income was $205.2 million for the year ended December 31, 2009, an increase of $327.2 million over the $121.9 million of other comprehensive loss for the year ended December 31, 2008. The increase in comprehensive income is primarily a result of:

•	a $337.8 million decrease in deferred losses resulting from a decrease in the net change in the fair value of outstanding interest rate derivatives qualifying for and designated as cash flow hedges due to significant decreases in the 1-Month LIBOR rates during 2008, causing large losses, and a leveling off of the 1-Month LIBOR rates during 2009. 1-Month LIBOR rates as of December 31, 2007, 2008 and 2009 were 4.6%, 0.44% and 0.23% respectively; and

•	a $10.7 million increase in the fair value of debt investments as a result of the sale of our remaining debt investments in 2009.

These increases in comprehensive income were offset partially by:

•	a $3.6 million decrease in amortization into earnings of deferred net losses from terminated interest rate derivatives;

•	a $5.0 million decrease in gain on debt investments reclassified into earnings; and

•	a $12.8 million decrease in net income.

The amount of loss expected to be reclassified from accumulated other comprehensive income into interest expense over the next 12 months consists of net interest settlements on active interest rate derivatives in the amount of $90.0 million and the amortization of deferred net losses from terminated interest rate derivatives in the amount of $8.8 million. See “Liquidity and Capital Resources — Hedging” below for more information on deferred net losses as related to terminated interest rate derivatives.”

Comparison of the year ended December 31, 2007 to the year ended December 31, 2008:

	Year Ended
	December 31,
(Dollars in thousands)	2007	2008

Revenues:
Lease rental revenue	$362,497	$542,270
Amortization of net lease discounts and lease incentives	7,379	1,815
Maintenance revenue	—	34,460

Total lease rentals	369,876	578,545
Interest income	10,400	3,174
Other revenue	815	868

Total revenues	381,091	582,587

Expenses:
Depreciation	126,403	201,759
Interest, net	92,660	203,529
Selling, general and administrative	39,040	46,806
Other expense	2,081	3,982

Total operating expenses	260,184	456,076

Other income (expense):
Gain on sale of flight equipment	—	6,525
Other income (expense)	1,154	(10,204)

Total other income (expense)	1,154	(3,679)

Income from continuing operations before income taxes	122,061	122,832
Income tax provision	7,658	7,541

Income from continuing operations	114,403	115,291
Earnings from discontinued operations, net of income taxes	12,941	—

Net income	$127,344	$115,291

Revenues:

Total revenues increased by 52.9% or $201.5 million for the year ended December 31, 2008 as compared to the year ended December 31, 2007, primarily as a result of the following:

Lease Rentals.  The increase in lease rentals of $179.8 million for the year ended December 31, 2008 as compared to the same period in 2007 was due primarily to:

•	$150.5 million of full year lease rental revenue for aircraft acquired in 2007; and

•	$34.5 million of lease rental revenue for aircraft acquired in 2008.

Amortization of net lease discounts and lease incentives.  The decrease in amortization of net lease discounts and lease incentives of $5.6 million for the year ended December 31, 2008 as compared to the same period in 2007 results from the decrease in amortization of net lease discounts of $1.0 million and an increase in amortization of lease incentives of $6.5 million for aircraft transitions.

Maintenance revenue.  The increase in maintenance revenue of $34.5 million is the result of $11.2 million of maintenance revenue from scheduled lease terminations and $23.2 million of maintenance revenue from early terminations of leases following customer bankruptcies.

Interest Income.  The decrease in interest income of $7.2 million was due primarily to the sale of two of our debt investments in February 2008, which we owned during the year ended December 31, 2007.

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

Interest, net consisted of the following:

	Year Ended December 31,
(Dollars in thousands)	2007	2008

Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$109,853	$169,860
Hedge ineffectiveness losses	171	16,623
Amortization of interest rate derivative contracts related to deferred (gains) losses	(4,849)	15,488
Losses on termination of interest rate swaps	—	1,003
Amortization of deferred financing fees	6,991	13,603

Interest Expense	112,166	216,577
Less interest income	(12,239)	(7,311)
Less capitalized interest	(7,267)	(5,737)

Interest, net	$92,660	$203,529

Interest, net increased by $110.9 million, or 119.7%, over the year ended December 31, 2007. The net increase is primarily a result of:

•	a $60.0 million increase in interest expense on our borrowings due primarily to a higher average debt balance (average debt balance during the year ended December 31, 2008 was $2.71 billion as compared to $1.64 billion in the same period in 2007);

•	a $16.5 million increase in hedge ineffective losses due primarily to changes in debt and debt forecasts as follows:

•	$13.5 million related to a lower forecasted amount of debt for the New A330 Aircraft and a lower forecasted amount of debt for, and an overall reduction in, anticipated aircraft acquisitions; and

•	$3.0 million related to a lower amount of debt following the sale of an aircraft and associated repayment of debt for Securitization No. 1;

•	a $21.3 million increase in amortization of terminated interest rate derivatives related to deferred losses in other comprehensive income primarily composed of the following:

•	$9.8 million related to amortization of deferred losses on terminated interest rate derivatives for borrowings we anticipate making in the future (i.e., that are probable of occurring). The deferred losses are amortized into interest expense as the interest payments being hedged occur; and

•	$11.5 million related to accelerated amortization of deferred losses from terminated interest rate derivatives for borrowings that we no longer anticipate making (i.e., that are no longer probable of occurring) as a result of a lower forecasted debt financings;

•	a $6.6 million increase in amortization of deferred financing fees as a result of the additional term financings and credit facilities in 2008 over the same period in 2007;

•	a $4.9 million decrease in interest income on our cash and cash equivalents resulting from lower interest rates during the year ended December 31, 2008 compared to the same period in 2007; and

•	a $1.5 million decrease in capitalized interest related to accelerated payments and progress payments made in respect to flight equipment on forward order under the January 2007 Guggenheim Aviation Investment Fund LP asset purchase agreement, or the GAIF Acquisition Agreement.

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

Other income (expense):

Total other income (expense) represented income of $1.2 million during the year ended December 31, 2007 and expense of $3.7 million during the year ended December 31, 2008. The increase in expense was primarily due to $11.4 million of expense for mark to market adjustments on our undesignated derivatives in 2008 as opposed to a gain of $1.2 million in 2007, offset partially by a $6.5 million gain recorded on the sale of eight aircraft during 2008.

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

Earnings from Discontinued Operations, net of Income Taxes

Earnings from discontinued operations, net of income taxes for the year ended December 31, 2007 and 2008 were as follows:

	Year Ended December 31,
(Dollars in thousands)	2007	2008

Earnings from discontinued operations:
Lease rentals	$2,364	$—
Depreciation	(761)	—
Gain on disposition	11,566	—
Interest expense	—	—
Other expenses	(185)	—

Earnings from discontinued operations before income tax provision	12,984	—
Income tax provision	(43)	—

Earnings from discontinued operations, net of income taxes	$12,941	$—

An aircraft was classified as held-for-sale at December 31, 2006 and all operating activities were classified as discontinued operations. The aircraft was sold on May 22, 2007 for an $11.6 million gain. The operating activities of this aircraft have been reflected in discontinued operations in 2007.

Other comprehensive loss:

Other comprehensive loss was $121.9 million for the year ended December 31, 2008, an increase of $114.0 million over the $8.0 million of other comprehensive loss for the year ended December 31, 2007. The increase in comprehensive loss is primarily a result of:

•	a $118.5 million increase in deferred losses resulting from a decrease in the net change in the fair value of outstanding interest rate derivatives qualifying for and designated as cash flow hedges due to a significant decrease in the 1-Month LIBOR rates. At December 31, 2007, the 1-Month LIBOR spot rate was 4.6% as compared to 0.44% at December 31, 2008;

•	a $4.7 million decrease in the fair value of debt investments; and

•	a $12.1 million decrease in net income.

These increases in comprehensive losses were offset partially by:

•	a $21.3 million increase in amortization into earnings of deferred net losses from terminated interest rate derivatives.

The amount of loss expected to be reclassified from accumulated other comprehensive income into interest expense over the next 12 months consists of net interest settlements on active interest rate derivatives in the amount of $85.0 million and the amortization of deferred net losses from terminated interest rate derivatives in the amount of $8.2 million. See “Liquidity and Capital Resources — Hedging” below for more information on deferred net losses as related to terminated interest rate derivatives.”

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with US GAAP, requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. Our estimates and assumptions are based on historical experiences and currently available information. Actual results may differ from such estimates under different conditions, sometimes materially. A summary of our significant accounting policies is presented in the notes to our consolidated financial statements included elsewhere in this Annual Report. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results and require our most subjective judgments, estimates and assumptions. Our most critical accounting policies and estimates are described below.

Lease Revenue Recognition

Our operating lease rentals are recognized on a straight-line basis over the term of the lease. We will neither recognize revenue nor record a receivable from a customer when collectability is not reasonably assured. Estimating whether collectability is reasonably assured requires some level of subjectivity and judgment. When collectability is not reasonably assured, the customer is placed on non-accrual status and revenue is recognized when cash payments are received. Management determines whether customers should be placed on non-accrual status. When we are reasonably assured that payments will be received in a timely manner, the customer is placed on accrual status. The accrual/non-accrual status of a customer is maintained at a level deemed appropriate based on factors such as the customer’s credit rating, payment performance, financial condition and requests for modifications of lease terms and conditions. Events or circumstances outside of historical customer patterns can also result in changes to a customer’s accrual status.

Maintenance Payments and Maintenance Revenue

Typically, under an operating lease, the lessee is responsible for performing all maintenance but might be required to make deposit payments to us for heavy maintenance, overhaul or replacement of certain high-value components of the aircraft. These maintenance payments are based on hours or cycles of utilization or on calendar time, depending upon the component, and are required to be made monthly in arrears or at the end of the lease term. Whether to permit a lessee to make maintenance payments at the end of the lease term, rather than requiring such payments to be made monthly, depends on a variety of factors, including the creditworthiness of the lessee, the level of security deposit which may be provided by the lessee and market conditions at the time we enter into the lease. If a lessee is making monthly maintenance payments, we would typically be obligated to use the funds paid by the lessee during the lease term to reimburse the lessee for costs they incur for heavy maintenance, overhaul or replacement of certain high-value components, usually shortly following completion of the relevant work.

We record maintenance payments paid by the lessee as accrued maintenance liabilities in recognition of our contractual commitment to refund such receipts as discussed above. In these contracts, we do not recognize such maintenance payments as maintenance revenue during the lease. Reimbursements to the lessee upon the receipt of evidence of qualifying maintenance work are charged against the existing accrued maintenance liability. We defer maintenance revenue recognition of all maintenance reserve payments collected until the end of the lease, when we are able to determine the amount, if any, by which reserve payments received exceed costs to be incurred by the current lessee in performing scheduled maintenance.

Lease Incentives

Many of our leases contain provisions which may require us to pay a portion of the lessee’s costs for heavy maintenance, overhaul or replacement of certain high-value components. We account for these expected payments as lease incentives, which are amortized as a reduction of revenue over the life of the lease. We estimate the amount of our portion for such costs, typically for the first major maintenance event for the airframe, engines, landing gear and auxiliary power units, expected to be paid to the lessee based on assumed utilization of the related aircraft by the lessee, the anticipated amount of the maintenance event cost and the estimated amounts the lessee is responsible to pay.

This estimated lease incentive is not recognized as a lease incentive liability at the inception of the lease. We recognize the lease incentive as a reduction of lease revenue on a straight-line basis over the life of the lease, with the offset being recorded as a lease incentive liability which is included in maintenance payments on the balance sheet. The payment to the lessee for the lease incentive liability is first recorded against the lease incentive liability and any excess above the lease incentive liability is recorded as a prepaid lease incentive asset which is included in other assets on the balance sheet and continues to amortize over the remaining life of the lease.

Flight Equipment Held for Lease

Flight equipment held for lease is stated at cost and depreciated using the straight-line method, typically over a 25 year life from the date of manufacture for passenger aircraft and over a 30 — 35 year life for freighter aircraft, depending on whether the aircraft is a converted or purpose-built freighter, to estimated residual values. Estimated residual values are generally determined to be approximately 15% of the manufacturer’s estimated realized price for passenger aircraft when new and 5%-10% for freighter aircraft when new. Management may make exceptions to this policy on a case-by-case basis when, in its judgment, the residual value calculated pursuant to this policy does not appear to reflect current expectations of value. Examples of situations where exceptions may arise include but are not limited to:

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

For planned major maintenance activities for aircraft off lease, the Company capitalizes the actual maintenance costs by applying the deferral method. Under the deferral method, we capitalize the actual cost of major maintenance events, which are depreciated on a straight-line basis over the period until the next event is required.

Determining the fair value of attached leases requires us to make assumptions regarding the current fair values of leases for specific aircraft. We estimate a range of current lease rates of like aircraft in order to determine if the attached lease is within a fair value range. If a lease is below or above the range of current lease rates, we present value the estimated amount below or above fair value range over the remaining term of the lease. The resulting lease discount or premium is amortized into lease rental income over the remaining term of the lease.

We perform a recoverability assessment of all aircraft in our fleet, on an aircraft-by-aircraft basis, at least annually. In addition, a recoverability assessment is performed whenever events or changes in circumstances, or Indicators, indicate that the carrying amount or net book value of an asset may not be recoverable. Indicators may include, but are not limited to, a significant lease restructuring or early lease termination, significant air traffic decline, the introduction of newer technology aircraft or engines, an aircraft type is no longer in production or a significant airworthiness directive is issued. When we perform a recoverability assessment, we measure whether the estimated future undiscounted net cash flows expected to be generated by the aircraft exceed its net book value. The undiscounted cash flows consist of cash flows from currently contracted leases, future projected lease rates, transition costs, estimated down time and estimated residual or scrap values for an aircraft. In the event that an aircraft does not meet the recoverability test, the aircraft will be adjusted to fair value, resulting in an impairment charge. See further discussion under “— Fair Value Measurements.”

Management develops the assumptions used in the recoverability analysis based on its knowledge of active lease contracts, current and future expectations of the global demand for a particular aircraft type and historical experience in the aircraft leasing market and aviation industry, as well as information received from third party industry sources. The factors considered in estimating the undiscounted cash flows are impacted by changes in future periods due to changes in contracted lease rates, residual values, economic conditions, technology, airline demand for a particular aircraft type and many of the risk factors discussed in Item 1A. “Risk Factors.”

We recorded impairment charges related to four aircraft during the third quarter of 2009. The impairments related to two Boeing Model 737-300 aircraft and two Boeing Model 757-200 aircraft and were triggered by the early termination of leases and the resulting changes to estimated future cash flows. In monitoring the aircraft in our fleet for impairment charges, we identify those aircraft that are most susceptible to failing the recoverability assessment and monitor those aircraft more closely, which may result in more frequent recoverability assessments. The recoverability in the value of these aircraft is more sensitive to changes in contractual cash flows, future cash flow estimates and residual values or scrap values for each aircraft. These aircraft are typically older planes for which lessee demand is declining. As of December 31, 2009, we had identified two Boeing Model 737-300 aircraft, one Boeing Model 737-400 aircraft and three Boeing Model 767-300ER aircraft as being susceptible to failing the recoverability test. These aircraft had a net book value of $105.9 million at December 31, 2009. Management believes that the net book value of each of these aircraft is currently supported by the estimated future undiscounted cash flows expected to be generated by each aircraft, and as such, these aircraft are not impaired at December 31, 2009.

Derivative Financial Instruments

In the normal course of business we utilize derivative instruments to manage our exposure to interest rate risks. All interest rate derivatives are recognized on the balance sheet at their fair value. We determine fair value for our United States dollar denominated interest rate derivatives by calculating reset rates and discounting cash flows based on cash rates, futures rates and swap rates in effect at the period close. We determine the fair value of our United States dollar denominated guaranteed notional balance interest rate derivatives based on the upper notional band using cash flows discounted at relevant market interest rates in effect at the period close. The changes in fair values related to the effective portion of the interest rate derivatives are recorded in other comprehensive income on our consolidated balance sheet. The ineffective portion of the interest rate derivative is calculated and recorded in interest expense on our consolidated statement of income at each quarter end. For any interest rate derivatives not designated as a hedge, all mark-to-market adjustments are recognized in other income (expense) on our consolidated statement of income.

At inception of the hedge, we choose a method to assess effectiveness and to calculate ineffectiveness, which we must use for the life of the hedge relationship. Historically, we have designated the “change in variable cash flows method” for calculation of hedge ineffectiveness. This methodology, which is only available for interest rate derivatives designated at execution with a fair value of zero, involves a comparison of the present value of the cumulative change in the expected future cash flows on the variable leg of the interest rate derivative against the present value of the cumulative change in the expected future interest cash flows on the floating-rate liability. When the change in the interest rate derivative’s variable leg exceeds the change in the liability, the calculated ineffectiveness is recorded in interest expense on our consolidated statement of income. Effectiveness is tested by dividing the change in the interest rate derivative’s variable leg by the change in the liability.

We used the “hypothetical trade method” for hedge relationships designated after execution because those hedge relationships did not have an interest rate derivative fair value of zero, and therefore, did not qualify for the “change in variable cash flow method.” The hypothetical trade method involves a comparison of the change in the fair value of an actual interest rate derivative to the change in the fair value of a hypothetical interest rate derivative with critical terms that reflect the hedged debt. When the change in the value of the interest rate derivative exceeds the change in the hypothetical interest rate derivative, the calculated ineffectiveness is recorded in interest expense on our consolidated statement of income. The effectiveness of these relationships is tested by regressing historical changes in the interest rate derivative against historical changes in the hypothetical interest rate derivative.

Fair Value Measurements

We measure the fair value of interest rate derivative assets and liabilities on a recurring basis. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Our valuation model for interest rate derivatives classified in level 2 maximizes the use of observable inputs, including contractual terms, interest rate curves, cash rates and futures rates and minimizes the use of unobservable inputs, including an assessment of the risk of non-performance by the interest rate derivative counterparty in valuing derivative assets, an evaluation of the Company’s credit risk in valuing derivative liabilities and an assessment of market risk in valuing the derivative asset or liability. We use our interest rate derivative counterparty’s valuation of our interest rate derivatives to validate our models. Our interest rate derivatives are sensitive to market changes in 1-Month LIBOR as discussed in “ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.”

Our valuation model for interest rate derivatives classified in Level 3 includes a significant unobservable market input to value the option component of the guaranteed notional balance. The guaranteed notional balance has an upper notional band that matches the hedged debt on Term Financing No. 1 and a lower notional band. The notional balance is guaranteed to match the hedged debt balance if the debt balances decrease within the upper and lower notional band. The range of the guaranteed notional between the upper and lower band represents an option that may not be exercised independently of the debt notional balance. The fair value of the interest rate derivative is determined based on the upper notional band using cash flows discounted at the relevant market interest rates in effect at the period close and incorporates an assessment of the risk of non-performance by the interest rate derivative counterparty in valuing derivative assets, an evaluation of the Company’s credit risk in valuing derivative liabilities and an assessment of market risk in valuing the derivative asset or liability.

We also measure the fair value of aircraft on a non-recurring basis when GAAP requires the application of fair value, including events or changes in circumstances that indicate that the carrying amounts of aircraft may not be recoverable. We principally use the income approach to measure the fair value of these assets. The income approach is based on the present value of cash flows from contractual lease agreements and projected future lease payments, net of expenses, which extend to the end of the aircraft’s economic life in its highest and best use configuration, as well as a disposition value based on expectations of market participants.

Income Taxes

Aircastle uses an asset and liability based approach in accounting for income taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement and tax basis of existing assets and liabilities using enacted rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount estimated by us to be realizable. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. We did not have any unrecognized tax benefits.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards CodificationTM (“ASC”). The ASC is effective for interim and annual periods ending after September 15, 2009. Upon the effective date, the ASC became the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. The Codification does not replace or affect guidance issued by the SEC or its staff for public companies in their filings with the SEC. Effective July 1, 2009, changes to the ASC are communicated through an Accounting Standards Update (“ASU”). The Company adopted the ASC during the third quarter of 2009, and as a result, all references to prior accounting and reporting standards which have been superseded by the ASC have been changed to reflect the new reference within the ASC. The ASC does not change or alter existing US GAAP and, therefore, it did not impact our financial position, results of operations and cash flows.

Effective January 1, 2009, ASC 815 Derivatives and Hedging, required enhanced derivative and hedging disclosures, which are intended to improve financial reporting about derivative instruments and hedging activities, and to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. The adoption of this ASC did not have a material impact on our consolidated financial statements.

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

Effective the second quarter of 2009, ASC 320 Investments — Debt and Equity Securities, provided additional guidance designed to create greater clarity and consistency in accounting for, and presenting losses on, debt securities. This guidance included determining whether impairments on debt securities were other than temporary and it modified the presentation and disclosures surrounding such instruments. The adoption of this ASC did not have a material impact on our consolidated financial statements.

Also effective the second quarter of 2009, ASC 855 Subsequent Events, established general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of this ASC did not have a material impact on our consolidated financial statements. In February 2010, FASB issued ASU 2010-09, an update to ASC 855, Subsequent Events, to amend certain recognition and disclosure requirements to no longer require an SEC filer to disclose the date through which subsequent events have been evaluated for both issued and revised financial statements. It also eliminated the requirement for SEC filers to disclose the date that the financial statements are available to be issued. ASU 2010-09 is effective upon issuance and did not have a material impact on our consolidated financial statements.

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

In August 2009, the FASB issued ASU 2009-05, an update to ASC 820, Fair Value Measurements and Disclosures, which provides guidance on measuring the fair value of liabilities under ASC 820. Among other provisions, this update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASU 2009-05. ASU 2009-05 was effective for the first reporting period (including interim periods) beginning after issuance. The adoption of this ASU did not have a material impact on our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity currently are cash on hand, cash generated by our aircraft leasing operations and loans secured by new aircraft we acquire. Our business is very capital intensive, requiring significant investments in order to expand our fleet during periods of growth and investments in maintenance and improvements on our existing portfolio. Our business also generates a significant amount of cash from operations, primarily from lease rental revenue and maintenance revenue. These sources have historically provided liquidity for these investments and for other uses, including the payment of dividends to our shareholders. In the past, we have also met our liquidity and capital resource needs by utilizing several sources, including:

•	lines of credit, our securitizations, term financings and, more recently, secured borrowings supported by export credit agencies for new aircraft acquisitions;

•	public offerings of common shares; and

•	asset sales.

While the financing structures for our securitizations and certain of our term financings include liquidity facilities, these liquidity facilities are primarily designed to provide short-term liquidity to enable the financing vehicles to remain current on principal and interest payments during periods when the relevant entities incur substantial unanticipated expenditures. Because these facilities have priority in the payment waterfall and therefore must be repaid quickly, and because we do not anticipate being required to draw on these facilities to cover operating expenses, we do not view these liquidity facilities as an important source of liquidity for us.

During the year ended December 31, 2009, we acquired two aircraft and made capital expenditures (including lease incentives) to our aircraft portfolio totaling $215.1 million. The two aircraft were financed by $142.2 million of export credit agency-supported loans. We also funded $73.3 million of pre-delivery payments (including buyer furnished equipment) on our New A330 Aircraft.

During 2010, we expect to fund approximately $245.2 million of total payments for our New A330 Aircraft, comprising both pre-delivery and delivery payments to Airbus and buyer furnished equipment suppliers. For the two New A330 Aircraft being delivered in 2010 (see Purchase Obligations in “Contractual Obligations” below) we expect to debt finance 75% to 85% of the total cost of these aircraft upon delivery. After taking into consideration pre-delivery and buyer furnished equipment payments and the anticipated debt financing, we expect to receive $25.0 million to $35.0 million in net cash upon delivery of these two New A330 Aircraft.

In addition, as of December 31, 2009, we expect capital expenditures and lessee maintenance payment draws on our aircraft portfolio during 2010 to be approximately $100.0 million to $110.0 million, excluding purchase obligation payments, and we expect maintenance collections from lessees on our owned aircraft portfolio to be approximately equal to the expected expenditures and draws over the next twelve months. There can be no assurance that the capital expenditures, our contributions to maintenance events and lessee maintenance payment draws described above will not be greater than expected or that our expected maintenance payment collections or disbursements will equal our current estimates.

In March 2010, we completed our annual appraisal for Term Financing No. 1 and determined that initially we will not meet the loan to value requirement and consequently, we anticipate that we will be obliged to make approximately $20 million in supplemental principal payments in 2010 under Term Financing No. 1 in addition to scheduled principal payments. To the extent that supplemental principal payments are required, availability of excess cash flow for other purposes will be reduced.

We believe that cash on hand, funds generated from operations, maintenance payments received from lessees, proceeds from contracted aircraft sales and funds we expect to borrow upon delivery of the New A330 Aircraft we acquire in future periods, including borrowings under export credit agency-supported loan facilities, will be sufficient to satisfy our liquidity and capital resource needs over the next twelve months. Our liquidity and capital resource needs include pre-delivery payments under the Airbus A330 Agreement, payments for buyer furnished equipment, payments due at delivery of the New A330 Aircraft, required and supplemental principal payments we anticipate being required to make under Term Financing No. 1, expected capital expenditures, lessee maintenance payment draws and lease incentives over the next twelve months. Potential asset sales and a pre-delivery payment financing facility may provide additional sources of liquidity as well.

Cash Flows

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(Dollars in thousands)	2007	2008	2009

Net cash flow provided by operating activities	$200,210	$321,806	$300,811
Net cash flow (used in) provided by investing activities	(2,369,796)	37,640	(269,434)
Net cash flow provided by (used in) financing activities	2,125,014	(292,045)	30,342

Operating Activities:

Cash flow from operations was $300.8 million in 2009 as compared to $321.8 million in 2008. The decrease in cash flow from operations of $21.0 million for the year ended December 31, 2009 versus the same period in 2008, primarily as a result of:

•	$30.8 million decrease in cash flow from lease rental revenues;

•	$17.0 million increase in cash paid for aircraft transition costs in 2009; and

•	$5.5 million decrease in cash flow from working capital (changes in certain assets and liabilities).

These decreases were offset partially by:

•	$17.8 million increase in cash received for maintenance revenue; and

•	$15.3 million decrease in cash payments for interest.

Cash flow from operations increased $121.6 million for the year ended December 31, 2008 versus the same period in 2007, primarily as a result of:

•	$150.5 million increase in lease rentals related to the full year effect in 2008 for aircraft that were acquired in 2007; and

•	$34.5 million increase in lease rentals for aircraft acquired in 2008.

These increases were offset partially by:

•	$66.2 million increase in cash paid for interest in 2008.

Investing Activities:

Cash used in investing activities was $269.4 million in 2009 and cash provided by investing activities was $37.6 million in 2008. The increase in cash flow used in investing activities of $307.1 million for the year ended December 31, 2009 versus the same period in 2008, primarily as a result of:

•	$168.5 million lower proceeds from sale of flight equipment (three aircraft sold in 2009 compared to eight aircraft sold in 2008);

•	$92.6 million in increased purchase deposits under our Airbus A330 Agreement and aircraft undergoing freighter conversion;

•	$59.9 million lower proceeds from the sale of and principal repayments on our debt investments; and

•	$35.9 lower collateral call receipts, net of payments, on our interest rate derivatives and repurchase agreements.

These increases were offset partially by:

•	$49.5 million decrease in the acquisition and improvement of flight equipment.

Cash used in investing activities decreased by $2.41 billion for the year ended December 31, 2008 versus the same period in 2007 primarily as a result of significantly lower aircraft acquisition activity in 2008, with five aircraft acquired and eight aircraft sold in 2008 compared to the acquisition of 65 aircraft and the sale of one aircraft in 2007.

Financing Activities:

Cash flow from financing activities was a net source of cash of $30.3 million in 2009 as compared to a net use of cash of $292.0 million in 2008. The net increase in cash flow provided by financing activities of $322.4 million for the year ended December 31, 2009 versus the same period in 2008 was a result of:

•	$151.3 million of lower payments for terminated cash flow hedges;

•	$82.3 million of lower dividend payments;

•	$67.7 million of lower principal payments on our repurchase agreements;

•	$18.1 million of lower deferred financings costs; and

•	$14.1 million of security deposits and maintenance payments received (net of payments).

These decreases were offset partially by:

•	$12.1 million of lower borrowings (net of repayments) on our credit facilities, term debt financings and securitizations.

Cash flow provided by financing decreased by $2.42 billion for the year ended December 31, 2008 versus the same period in 2007 primarily as a result significantly lower aircraft acquisition financing requirement in 2008, with the acquisition and financing of five aircraft in 2008 versus 65 aircraft acquired and financed in 2007.

Debt Obligations

The following table provides a summary of our securitizations and term financing facilities at December 31, 2009:

						Final
		Outstanding	Number of	Interest		Stated
Debt Obligation	Collateral	Borrowing(1)	Aircraft	Rate(2)		Maturity(3)
		(Dollars in thousands)

Securitization No. 1	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	$436,091	33	0.50%		6/20/31
Securitization No. 2	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	1,061,566	57	0.49%		6/14/37
Term Financing No. 1	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	708,710	28	1.99%		5/02/15
Term Financing No. 2	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	118,605	8	2.90%		9/23/13
ECA Term Financings	Interests in aircraft leases, beneficial interests in aircraft leasing entities and related interests	139,588	2	4.48	% and 3.96%	5/27/21 and 12/03/21

Total		$2,464,560

(1)	Outstanding borrowing amount equals committed borrowing amount at December 31, 2009.

(2)	Reflects floating rate in effect at the most recent applicable reset date, except for the ECA Term Financings which are fixed rate.

(3)	For Securitization No. 1, Securitization No. 2 and Term Financing No. 1, all cash flows available after expenses and interest will be applied to debt amortization, if the debt is not refinanced by June 2011, June 2012, and May 2013, respectively.

The following securitizations and term debt financing structures include liquidity facility commitments described in the table below:

		Available Liquidity
		December 31,	December 31,	Unused	Interest Rate
Facility	Liquidity Facility Provider	2008	2009	Fee	on any Advances
		(Dollars in thousands)

Securitization No. 1	Calyon	$42,000	$42,000	0.45%	1M Libor + 1.00%
Securitization No. 2	HSH Nordbank AG	82,343	79,617 (1)	0.50%	1M Libor + 0.75%(2)
Term Financing No. 1	Calyon	15,152	14,174	0.60%	1M Libor + 1.20%

(1)	Following a ratings downgrade with respect to the liquidity facility provider in May 2009, the liquidity facility was drawn and the proceeds, or permitted investments thereof, remain available to provide liquidity if required.

(2)	Amounts drawn following a ratings downgrade with respect to the liquidity facility provider do not bear interest; however, net investment earnings will be paid to the liquidity facility provider and the unused fee continues to apply.

The purpose of these facilities is to provide liquidity for the relevant securitization or term financing in the event that cash flow from lease contracts and other revenue sources is not sufficient to pay operating expenses with respect to the relevant aircraft portfolio, interest payments and interest rate hedging payments for the relevant securitization or term debt financings. These liquidity facilities are generally 364-day commitments of the liquidity provider and may be extended prior to expiry. If a facility is not extended, or in certain circumstances if the short-term credit rating of the liquidity provider is downgraded, the relevant securitization or term financing documents require that the liquidity facility is drawn and the proceeds of the drawing placed on deposit so that such amounts may be available, if needed, to provide liquidity advances for the relevant securitization or term financing. Downgrade or non-extension drawings are generally not required to be repaid to the liquidity facility provider until 15 days after final maturity of the securitization or term financing debt. In the case of the liquidity facilities for Securitization No. 2 and Term Financing No. 1, the required amount of the facilities reduce over time as the principal balance of the debt amortizes, with the Securitization No. 2 liquidity facility having a minimum required amount of $65 million.

In May 2009, we were notified of a short-term credit rating downgrade of the liquidity facility provider for Securitization No. 2, HSH Nordbank AG. This downgrade required a drawing of the liquidity facility in cash, which was deposited in a liquidity facility deposit account and held as cash collateral. HSH Nordbank AG directs the investment of this restricted cash into AAA-rated investments. Accordingly, the restricted cash is recorded as an asset on our consolidated balance sheet as Restricted liquidity facility collateral. In addition, the commitment to repay the Securitization No. 2 liquidity facility is recorded as a liability on our consolidated balance sheet as Liquidity facility. As of December 31, 2009, the liquidity facilities for Securitization No. 1 and Term Financing No. 1 remain undrawn.

Securitizations and Term Debt Financings

Securitization No. 1

On June 15, 2006, we closed Securitization No. 1, a $560.0 million transaction comprising 40 aircraft and related leases, which were refer to as Portfolio No. 1. In connection with Securitization No. 1, two of our subsidiaries, ACS Aircraft Finance Ireland plc, or ACS Ireland, and ACS Aircraft Finance Bermuda Limited, or ACS Bermuda, which we refer to together with their subsidiaries as the ACS 1 Group, issued $560.0 million of ACS 1 Notes to the ACS 2006-1 Pass Through Trust, or the ACS 1 Trust. The ACS 1 Trust simultaneously issued a single class of Class G-1 pass through trust certificates, or the ACS1 Certificates, representing undivided fractional interests in the notes. Payments on the ACS 1 Notes will be passed through to holders of the ACS 1 certificates. The ACS 1 Notes are secured by ownership interests in aircraft-owning subsidiaries of ACS Bermuda and ACS Ireland and the aircraft leases, cash, rights under service agreements and any other assets they may hold. We retained 100% of the rights to receive future cash flows from Portfolio No. 1 after the payment of claims that are senior to our rights, including but not limited to payment of expenses related to the aircraft and fees of service providers, interest and principal payments to certificate holders, amounts owed to hedge providers and amounts, if any, owed to the policy provider and liquidity provider for previously unreimbursed advances.

Each of ACS Bermuda and ACS Ireland has fully and unconditionally guaranteed the other’s obligations under the ACS 1 Notes. However, the ACS 1 Notes are neither obligations of nor guaranteed by Aircastle Limited. The ACS 1 Notes mature on June 20, 2031. In the event that the notes are not repaid on or prior to June 2011, the excess securitization cash flow will be used to repay the principal amount of the ACS1 Notes and will not be available to us to pay dividends to our shareholders.

During the first five years from issuance, Securitization No. 1 has an amortization schedule that requires that lease payments be applied to reduce the outstanding principal balance of the indebtedness so that such balance remains at 54.8% of the assumed future depreciated value of Portfolio No. 1. If the debt service coverage ratio requirement of 1.70 is not met on two consecutive monthly payment dates during the fourth and fifth year following the closing date of Securitization No. 1 (beginning June 15, 2009), all excess securitization cash flow is required to be used to reduce the principal balance of the indebtedness and will not be available to us for other purposes, including paying dividends to our shareholders. The ACS 1 Group’s compliance with these requirements depends substantially upon the timely receipt of lease payments from its lessees.

The ACS 1 Notes provide for monthly payments of interest at a floating rate of one-month LIBOR plus 0.27%, and scheduled payments of principal. Financial Guaranty Insurance Company, or FGIC, issued a financial guaranty insurance policy to support the payment of interest when due on the ACS 1 Certificates and the payment, on the final distribution date, of the outstanding principal amount of the ACS 1 Certificates. The downgrade in the rating of FGIC did not result in a change in any of the rights or obligations of the parties to Securitization No. 1. If FGIC were to become insolvent, it would lose certain consent rights under the financing documents, but it would retain its consent rights in respect of proposed aircraft sales, and the policy premiums would continue to be payable.

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

During the first five years from issuance, Securitization No. 2 has an amortization schedule that requires that lease payments be applied to reduce the outstanding principal balance of the indebtedness so that such balance remains at 60.6% of an assumed value of the aircraft, decreased over time by an assumed amount of depreciation. If the debt service coverage ratio requirement of 1.70 is not met on two consecutive monthly payment dates during the fourth and fifth year following the closing date of Securitization No. 2 (beginning June 8, 2010), all excess securitization cash flow is required to be used to reduce the principal balance of the indebtedness and will not be available to us for other purposes, including paying dividends to our shareholders. The ACS2 Group’s compliance with these requirements depends substantially upon the timely receipt of lease payments from its lessees.

The ACS 2 Notes provide for monthly payments of interest at a floating rate of one-month LIBOR plus 0.26%, and scheduled payments of principal. FGIC issued a financial guaranty insurance policy to support the payment of interest when due on the ACS 2 Certificates and the payment, on the final distribution date, of the outstanding principal amount of the ACS 2 Certificates. The downgrade in the rating of FGIC did not result in any change in the rights or obligations of the parties to Securitization No. 2. If FGIC were to become insolvent, it would lose certain consent rights under the financing documents, but it would retain its consent rights in respect of proposed aircraft sales, and the policy premiums would continue to be payable.

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

Term Financing No. 1

On May 2, 2008 two of our subsidiaries, ACS Aircraft Finance Ireland 3 Limited, or ACS Ireland 3, and ACS 2008-1 Limited, or ACS Bermuda 3, which we refer to together with their subsidiaries as the ACS 3 Group, entered into a seven year, $786.1 million term debt facility, which we refer to as

Term Financing No. 1, to finance a portfolio of 28 aircraft, or the Term Financing No. 1 Portfolio. The loans under Term Financing No. 1 are secured by, among other things, first priority security interests in, and pledges or assignments of ownership interests in, the aircraft-owning and other subsidiaries which are part of the financing structure, as well as by interests in aircraft leases, cash collections and other rights and properties they may hold. However, the loans are neither obligations of, nor guaranteed by, Aircastle Limited. The loans mature on May 2, 2015.

We generally retained the right to receive future cash flows after the payment of claims that are senior to our rights, including, but not limited to, payment of expenses related to the Term Financing No. 1 Portfolio, fees of administration and fees and expenses of service providers, interest and principal on the loans, amounts owed to interest rate hedge providers and amounts, if any, owed to the liquidity provider for previously unreimbursed advances. We are entitled to receive these excess cash flows until May 2, 2013, subject to confirmed compliance with the Term Financing No. 1 loan documents. After that date, all excess cash flows will be applied to the prepayment of the principal balance of the loans.

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

Term Financing No. 1 requires compliance with certain financial covenants in order to continue to receive excess cash flows, including the maintenance of loan to value and debt service coverage ratios. If the loan to value ratio exceeds 75%, all excess cash flows will be applied to prepay the principal balance of the loans until such time as the loan to value ratio falls below 75%. In addition, debt service coverage must be maintained at a minimum of 1.32. If the debt service coverage ratio requirements are not met on two consecutive monthly payment dates, all excess cash flows will thereafter be applied to prepay the principal balance of the loans until such time as the debt service coverage ratio exceeds the minimum level. Compliance with these covenants depends substantially upon the appraised value of the aircraft securing Term Financing No. 1 and the timely receipt of lease payments from its lessees. We refer to any prepayments of principal following noncompliance with the loan to value or debt service coverage ratios as Supplemental Principal Payments.

A maintenance-adjusted appraisal of Term Financing No. 1 Portfolio must be completed each year before a date in early May by a specified appraiser. To determine the maintenance-adjusted values, the appraiser applies upward or downward adjustments to its “half-life” current market values for the aircraft in the Term Financing No. 1 Portfolio based upon the maintenance status of the airframe, engines, landing gear and the auxiliary power unit, or APU, and applies certain other upward or downward adjustments for equipment and capabilities and for utilization. Compliance with the loan to value ratio is measured each month by comparing the 75% minimum ratio against the most recently completed maintenance-adjusted appraised value, less 0.5% for each month since such appraisal was provided to the lenders, plus 75% of the cash maintenance reserve balance held on deposit for the Term Financing No. 1 Portfolio. Noncompliance with the loan to value ratio will require us to make Supplemental Principal Payments but will not by itself result in a default under Term Financing No. 1.

In March 2010, we completed the maintenance-adjusted appraisal for the Term Financing No. 1 Portfolio and determined that, based upon the appraiser’s January 2010 current market values for the aircraft and the relevant maintenance adjustments, we expect that the 2010 appraisal will indicate an April 2010 loan to value ratio of approximately 78% and therefore we do not expect to meet the loan to value requirement until Supplemental Principal Payments are made. We estimate that approximately

$20 million in Supplemental Principal Payments will be required to be made before any excess cash flow from Term Financing No. 1 is paid to us.

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

We generally retained the right to receive future cash flows from the aircraft securing Term Financing No. 2 after the payment of claims that are senior to our rights, including, but not limited to, payment of expenses related to the aircraft, fees of administration and fees and expenses of service providers, interest and principal on the loans, and amounts owed to interest rate hedge providers. However, Term Financing No. 2 requires that approximately 85% of the cash flow remaining after expenses, fees, interest and amounts owed to interest rate hedge providers will be applied to reduce the principal balance of the loans, and in any case distribution of any excess cash flow to us is subject to continuing compliance with the Term Financing No. 2 loan documents.

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

Term Financing No. 2 requires our relevant subsidiaries to satisfy certain financial covenants, including the maintenance of loan to value and interest coverage ratios. The loan to value ratio begins at 75% of appraised value and reduces over time to 35% of appraised value approximately 54 months after closing. The interest coverage test compares available cash, being the amount by which rentals received in the preceding six month period exceeds any re-leasing costs and servicing fees, to interest on the loans (net of interest rate hedging) during that period. The interest coverage ratio tests, on any quarterly payment date, whether available cash exceeds net interest costs by a factor of three (rising over time to five in the fifth year after closing), and the covenant will be breached if the test fails on any two consecutive quarterly payment dates. Compliance with these covenants depends substantially upon the appraised value of the aircraft securing Term Financing No. 2, the timely receipt of lease payments from the relevant lessees and on our ability to utilize the cure rights provided to us in the loan documents. Failure to comply with the loan to value test, or to comply with the interest coverage test at a time when we are also in breach of a modified version of the loan to value test, would result in a default under Term Financing No. 2 in the absence of cure payments by us.

ECA Term Financings

In May 2009, we entered into a twelve-year $70.9 million term loan with Citibank International Plc which is supported by a guarantee from Compagnie Francaise d’Assurance pour le Commerce Exterieur, or COFACE, the French government sponsored ECA, for the financing of a new Airbus Model A330-200 aircraft. The borrowing under this financing bears a fixed rate of interest equal to

4.475%. In December 2009, we entered into a twelve-year $71.3 million term loan with Calyon, which is also supported by a guarantee from COFACE, for the financing of a new Airbus Model A330-200 aircraft. The borrowing under this financing bears a fixed rate of interest equal to 3.96%. We refer to these COFACE-supported financings as ECA Term Financings.

The obligations outstanding under the ECA Term Financings are secured by, among other things, a mortgage over the aircraft and a pledge of our ownership interest in our subsidiary company that leases the aircraft to the operator. The ECA Term Financings documents contain a $500.0 million minimum net worth covenant for Aircastle Limited, as well as a material adverse change default and cross default to any other recourse obligation of Aircastle Limited, and other terms and conditions customary for ECA-supported financings being completed at this time. In addition, Aircastle Limited has guaranteed the repayment of the ECA Term Financings.

Credit Facilities

Historically, we used short-term credit facilities to finance primarily aircraft acquisitions and refinanced these short-term facilities with securitizations or term debt facilities secured by groups of aircraft. These short-term facilities, which we commonly referred to as Revolving Credit Facility, Amended Credit Facility No. 2, 2008-A Credit Facility, 747 PDP Credit Facility, Credit Facility No. 1 and Credit Facility No. 3, matured on their scheduled maturity dates and none of these credit facilities were outstanding as of December 31, 2008 and 2009.

Equity Offerings

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

Contractual Obligations

Our contractual obligations consist of principal and interest payments on variable rate liabilities, interest payments on interest rate derivatives, purchase obligations under the Airbus A330 Agreement, obligations under our freighter conversion contracts and rent payments pursuant to our office leases. Total contractual obligations decreased from $3.75 billion at December 31, 2008 to approximately $3.69 billion at December 31, 2009 due primarily to:

•	principal and interest payments made under our securitizations and term financings; and

•	lower variable interest rates and payments made under our purchase obligations.

These decreases were offset partially by:

•	an increase in borrowings under our ECA Term Financings and expected interest payments.

The following table presents our actual contractual obligations and their payment due dates as of December 31, 2009:

	Payments Due By Period as of December 31, 2009
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars in thousands)

Principal payments:
Securitization No. 1(1)	$436,091	$20,988	$146,309	$186,522	$82,272
Securitization No. 2(2)	1,061,566	59,356	165,799	341,737	494,674
Term Financing No. 1(3)	708,710	48,900	97,800	198,854	363,156
Term Financing No. 2(4)	118,605	31,498	66,161	20,946	—
ECA Term Financings(5)	139,588	9,347	19,953	21,776	88,512

Total principal payments	2,464,560	170,089	496,022	769,835	1,028,614

Interest payments:
Interest payments on debt obligations(6)	138,607	30,119	51,613	36,682	20,193
Interest payments on interest rate derivatives(7)	356,811	102,573	160,743	66,557	26,938

Total interest payments	495,418	132,692	212,356	103,239	47,131

Office leases(8)	4,034	1,118	2,237	388	291
Purchase obligations(9)	730,205	246,054	484,151	—	—

Total	$3,694,217	$549,953	$1,194,766	$873,462	$1,076,036

(1)	Includes principal payments based on amortization schedules through October 2015 that require the securitization cash flows be applied to the outstanding principal balance of the indebtedness so that the loan to assumed aircraft values are held constant through June 2011, after which all excess cash flow is required to reduce the principal balances of the indebtedness.

(2)	Includes principal payments based on amortization schedules through February 2018 that require the securitization cash flows be applied to the outstanding principal balance of the indebtedness so that the loan to assumed aircraft values are held constant through June 2012, after which all excess cash flow is required to reduce the principal balances of the indebtedness. The Less than 1 year commitments include repayment of $16.1 million and the 1-3 years commitments include repayments of $7.4 million related to contracted sales for two aircraft in 2010 and one aircraft in 2011.

(3)	Includes scheduled principal payments through May 2013, after which all excess cash flow is required to reduce the principal balances of the indebtedness until maturity in May 2015. Does not include any supplemental principal payments of approximately $20 million that we would expect to make over the next twelve months if the loan to value for this portfolio is approximately 78%.

(4)	Includes principal payments equal to 85% of the estimated cash flow remaining after the payment of expenses, fees, interest and amounts owing to interest rate hedge providers.

(5)	Includes scheduled principal based upon fixed rate, 12 year, fully amortizing loans.

(6)	Future interest payments on variable rate, LIBOR-based debt obligations are estimated using the interest rate in effect at December 31, 2009.

(7)	Future interest payments on derivative financial instruments are estimated using the spread between the floating interest rates and the fixed interest rates in effect at December 31, 2009.

(8)	Represents contractual payment obligations for our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.

(9)	At December 31, 2009, we had aircraft purchase agreements and freighter conversion agreements, including the acquisition of 10 New A330 Aircraft from Airbus. For the two New A330 Aircraft being delivered in 2010, we expect to debt finance 75% to 85% of the total cost of these aircraft upon delivery. After taking into consideration pre-delivery and buyer furnished equipment payments and the anticipated debt financing, we expect to receive $25.0 million to $35.0 million in net cash upon delivery.

Capital Expenditures

We make capital expenditures from time to time in connection with improvements made to our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the years ended December 31, 2007, 2008 and 2009, we incurred a total of $11.4 million, $30.2 million and $49.3 million, respectively, of capital expenditures (including lease incentives) related to the acquisition and improvement of aircraft.

As of December 31, 2009, the weighted average age (by net book value) of our aircraft was approximately 10.9 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Under our leases, the lessee is primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement. At December 31, 2009, we had $253.2 million of maintenance reserves as a liability on our balance sheet. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2009.

Foreign Currency Risk and Foreign Operations

At December 31, 2009, all of our lease rentals are payable to us in U.S. dollars. However, we incur Euro and Singapore dollar denominated expenses in connection with our subsidiary in Ireland and branch office in Singapore. As of December 31, 2009, ten of our 74 employees were based in Ireland and three employees were based in Singapore. For the year ended December 31, 2009, expenses denominated in currencies other than the U.S. dollar, such as payroll and office costs, aggregated approximately $7.5 million in U.S. dollar equivalents and represented approximately 16% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, it is likely that our international operations and our exposure to foreign currency risk will increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases we may enter into hedging transactions in the future to mitigate this risk. For the years ended December 31, 2007, 2008 and 2009, we incurred insignificant net gains and losses on foreign currency transactions.

Hedging

The objective of our hedging policy is to adopt a risk averse position with respect to changes in interest rates. Accordingly, we have entered into a number of interest rate derivatives to hedge the current and expected future interest rate payments on our variable rate debt. Interest rate derivatives are agreements in which a series of interest rate cash flows are exchanged with a third party over a prescribed period. The notional amount on an interest rate derivative is not exchanged. Our interest rate derivatives typically provide that we make fixed rate payments and receive floating rate payments to convert our floating rate borrowings to fixed rate obligations to better match the largely fixed rate cash flows from our investments in flight equipment.

We held the following derivative contracts as of December 31, 2009:

	Liability Derivatives
				Future
	Current			Maximum
	Notional	Effective	Maturity	Notional	Floating	Fixed	Balance Sheet
Hedged Item	Amount	Date	Date	Amount	Rate	Rate	Location	Fair Value
	(Dollars in thousands)

Interest rate derivatives designated as cash flow hedges:
Securitization No. 1	$450,340	Jun-06	Jun-16	$450,340	1M LIBOR + 0.27%	5.78%	Fair value of derivative liabilities	$50,504
Securitization No. 2	1,052,937	Jun-07	Jun-12	1,052,937	1M LIBOR	5.25% to 5.36%	Fair value of derivative liabilities	86,826
Term Financing No. 1(1)	643,453	Jun-08	May-13	643,453	1M LIBOR	4.04%	Fair value of derivative liabilities	34,565
Term Financing No. 1(1)	—	May-13	May-15	491,718	1M LIBOR	5.31%	Fair value of derivative liabilities	4,342

Total interest rate derivatives designated as cash flow hedges	2,146,730			2,638,448				176,237

Interest rate derivatives not designated as cash flow hedges:
Term Financing No. 2(2)	106,549	Oct-08	Sep-13	106,549	3M LIBOR	3.17%	Fair value of derivative liabilities	3,042

Total interest rate derivatives not designated as cash flow hedges	106,549			106,549				3,042

Total interest rate derivatives	$2,253,279			$2,744,997				$179,279

(1)	The interest payments related to Term Financing No. 1 are being hedged by two consecutive interest rate derivatives. When the first matures in May 2013, the next becomes effective.

(2)	Although we entered into this interest rate derivative to hedge the variable rate interest payments in connection with Term Financing No. 2, it has not been designated as a hedge for accounting purposes.

Our interest rate derivatives involve counterparty credit risk. As of December 31, 2009, our interest rate derivatives are held with the following counterparties: JP Morgan Chase Bank NA, Citibank Canada NA, HSH Nordbank AG and DVB Bank SE. All of our counterparties or guarantors of these counterparties are considered investment grade (senior unsecured ratings of A3 or above by Moody’s Investors Service and long-term foreign issuer ratings of BBB+ or above by Standard and Poor’s). As a result, we do not anticipate that any of these counterparties will fail to meet their obligations.

In addition to the derivative liability above, another component of the fair value of our interest rate derivatives is accrued interest. As of December 31, 2009, accrued interest payable included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheet was $6.1 million related to interest rate derivatives designated as cash flow hedges and $78 thousand for interest rate derivatives not designated as cash flow hedges.

Historically, the Company acquired its aircraft using short term credit facilities and equity. The short term credit facilities were refinanced by securitizations or term debt facilities secured by groups of aircraft. The Company completed two securitizations and two term financings during 2006 through 2008 (See Securitizations and Term Debt Financings). The Company entered into interest rate derivatives to hedge interest payments on variable rate debt for acquired aircraft as well as aircraft that it expected to acquire within certain future periods. In conjunction with its financing strategy, the Company used interest rate derivatives for periods ranging from 5 to 10 years to ‘fix the interest rates’ on the variable rate debt that it incurred to acquire aircraft in anticipation of the expected securitization or term debt re-financings.

At the time of each re-financing, the initial interest rate derivatives were terminated and new interest rate derivatives were executed as required by each specific debt financing. At the time of each interest rate derivative termination, certain interest rate derivatives were in a ‘gain’ position and others were in a ‘loss’ position. Since the hedged interest payments for the variable rate debt associated with each terminated interest rate derivative were probable of occurring, the gain or loss was deferred in accumulated other comprehensive income (loss) and is being amortized into interest expense over the relevant period for each interest rate derivative.

Prior to the securitizations and term debt financings, our interest rate derivatives typically required us to ‘post cash collateral’ to the counterparty when the value of the interest rate derivative exceeded a defined threshold. When the interest rate derivatives were ‘terminated’ and became part of a larger aircraft portfolio financing, there were no cash collateral posting requirements associated with the new interest rate derivative. As of December 31, 2009, we did not have any cash collateral pledged under our interest rate derivatives, nor do we have any existing agreements that require cash collateral postings.

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

The following table summarizes the deferred (gains) and losses and related amortization into interest expense for our terminated interest rate derivative contracts for the years ended December 31, 2007, 2008, and 2009:

											Amount of
								Amount of Deferred			Deferred
								(Gain) or Loss			(Gain) or
								Amortized (including			Loss
							Unamortized	Accelerated			Expected to
							Deferred	Amortization) into Interest			be
	Original					Deferred	(Gain) or	Expense			Amortized
	Maximum					(Gain) or	Loss at	For the Year Ended			Over the
	Notional	Effective	Maturity	Fixed	Termination	Loss Upon	December 31,	December 31,			Next Twelve
Hedged Item	Amount	Date	Date	Rate%	Date	Termination	2009	2007	2008	2009	Months
	(Dollars in thousands)

Securitization No. 1	$400,000	Dec-05	Aug-10	4.61	Jun-06	$(13,397)	$(1,847)	$(3,373)	$(3,214)	$(3,083)	$(1,845)

Securitization No. 1	200,000	Dec-05	Dec-10	5.03	Jun-06	(2,541)	(297)	(597)	(892)	(422)	(297)

Securitization No. 2	500,000	Mar-06	Mar-11	5.07	Jun-07	(2,687)	(798)	(432)	(746)	(711)	(677)

Securitization No. 2	200,000	Jan-07	Aug-12	5.06	Jun-07	(1,850)	(873)	(223)	(386)	(368)	(350)

Securitization No. 2	410,000	Feb-07	Apr-17	5.14	Jun-07	(3,119)	(2,010)	(224)	(487)	(398)	(348)

Term Financing No. 1	150,000	Jul-07	Dec-17	5.14	Mar-08	15,281	11,401	—	1,825	2,055	1,917

Term Financing No. 1	440,000	Jun-07	Feb-13	4.88	Partial — Mar-08 Full — Jun-08	26,281	15,928	—	4,364	5,989	5,587

Term Financing No. 1	248,000	Aug-07	May-13	5.33	Jun-08	9,888	6,367	—	1,299	2,222	2,073

Term Financing No. 2	55,000	May-08	Mar-14	5.41	Jun-08	2,380	—	—	2,380	—	—

Term Financing No. 2	360,000	Jan-08	Feb-19	5.16	Partial — Jun-08 Full — Oct-08	23,077	11,993	—	8,499	2,585	2,001

Repurchase Agreement	74,000	Feb-06	Jul-10	5.02	Feb-08	878	—	—	878	—	—

Repurchase Agreement	5,000	Dec-05	Sep-09	4.94	Mar-08	144	—	—	144	—	—

Repurchase Agreement	2,900	Jun-05	Mar-13	4.21	Jun-08	(19)	—	—	(19)	—	—

ECA Term Financing and New A330 Aircraft future debt	238,000	Jan-11	Apr-16	5.23	Dec-08	19,430	18,445	—	—	985	—

New A330 Aircraft future debt and securitization	231,000	Apr-10	Oct-15	5.17	Partial — Jun-08 Full — Dec-08	15,310	12,437	—	1,582	1,291	704

New A330 Aircraft future debt and securitization	203,000	Jun-07	Jan-12	4.89	Dec-08	2,728 (1)	—	—	1,264	1,464	—

New A330 Aircraft future debt and securitization	238,000	Jul-11	Sep-16	5.27	Dec-08	17,254	15,969	—	—	1,285	—

Total						$109,038	$86,715	$(4,849)	$16,491	$12,894	$8,765

(1)	The loss for this swap is related to the period prior to de-designation.

The amount of loss expected to be reclassified from accumulated OCI into interest expense over the next 12 months consists of net interest settlements on active interest rate derivatives disclosed above in the amount of $90.0 million and the amortization of deferred net losses in the amount of $8.8 million. For the year ended December 31, 2009, the amount of loss reclassified from accumulated OCI into interest expense consisted of net interest settlements on active interest rate derivatives in the amount of $100.7 million and the amortization of deferred net losses (including accelerated amortization) in the amount of $12.9 million as disclosed below.

Securitization No. 1:

During 2009, we partially terminated one interest rate derivative with a maximum notional of $451.9 million. A termination payment of $2.8 million was made which related to the portion of interest payments that were not probable of occurring. The interest rate derivative was hedging interest payments related to Securitization No. 1. The hedge notional was reduced to match the revised debt balance due to sales of aircraft and the related repayment of debt. The remaining portion of the interest rate derivative was re-designated as a cash flow hedge for accounting purposes.

Term Financing No. 1

During 2008, we terminated three interest rate derivatives with maximum notional amounts of $150.0 million, $440.0 million and $248.0 million with deferred losses of $15.3 million, $26.3 million and $9.9 million, respectively. These interest rate derivatives were hedging interest payments related to actual and forecasted borrowings under the Amended Credit Facility No. 2 and the related portion of debt re-financed into Term Financing No. 1. The deferred losses related to interest payments that were probable to occur are being amortized into interest expense using the interest rate method as interest payments occur. The deferred loss related to any portion of interest payments that were not probable of occurring were accelerated into interest expense.

During 2008, we entered into two amortizing interest rate derivatives with a balance guarantee notional and initial notional amounts of $710.1 million and $491.7 million. The balance guarantee notional has a lower and upper notional band that adjusts to the outstanding principal balance on Term Financing No. 1. We entered into these interest rate derivatives in connection with Term Financing No. 1 in order to effectively pay interest at a fixed rate on a substantial portion of the loans under this facility. These interest rate derivatives were designated as cash flow hedges for accounting purposes on June 30, 2008.

Term Financing No. 2

During 2008, we terminated two interest rate derivatives with maximum notional amounts of $55.0 million and $360.0 million with deferred losses of $2.4 million and $23.1 million, respectively. These interest rate derivatives were hedging interest payments related to actual and forecasted borrowings under the Amended Credit Facility No. 2 and the related portion of debt re-financed into Term Financing No. 2. The deferred losses related to interest payments that were probable to occur are being amortized into interest expense using the interest rate method as interest payments occur. The deferred loss related to any portion of interest payments that were not probable of occurring were accelerated into interest expense.

During 2008, we entered into a series of interest rate forward rate contracts with an initial notional amount of $139.2 million. Although we entered into this arrangement to hedge the variable interest payments in connection with Term Financing No. 2, this instrument has not been designated as a cash flow hedge for accounting purposes. All mark to market adjustments related to these contracts are being charged directly to other income (expense) on the consolidated statement of income. The loss (income) charged to other income/expense through December 31, 2008 and 2009 was $4.6 million and $(1.3) million respectively.

Repurchase Agreements

During 2008, we terminated an interest rate swap, with a notional amount of $39.0 million as of December 31, 2007 and $33.0 million as of the termination date, related to a repurchase agreement we repaid when the underlying debt investments were sold, resulting in a loss of $0.9 million, which is included in interest expense on the consolidated statement of income for 2008. Similarly, we terminated an interest rate swap with a notional amount of $5.0 million related to a repurchase agreement we repaid, resulting in a loss of $0.1 million, which is included in interest expense on the consolidated statement of income for 2008. Additionally, we terminated an interest rate swap with a notional amount of $2.9 million related to a repurchase agreement we repaid, resulting in a gain of $19 thousand, which is included in interest expense on the consolidated statement of income for 2008.

New A330 Aircraft

During 2008, we terminated four interest rate derivatives with maximum notional amounts of $203.0 million, $231.0 million, $238.0 million and $238.0 million with deferred losses of $2.7 million, $15.3 million, $19.4 million and $17.3 million, respectively. These interest rate derivatives were originally executed to hedge expected interest payments related to actual and forecasted borrowings related to the acquisition and related financing for New A330 Aircraft. We terminated these interest rate derivatives to limit our exposure to cash collateral calls. The deferred losses will be amortized into interest expense over the relevant periods since the expected debt associated with the acquisition of these aircraft is still probable of occurring. Some level of hedge ineffectiveness has occurred and may continue to occur due to the changes in: (1) the expected number of New A330 Aircraft to be acquired; (2) the timing of such future deliveries, and; (3) the level of debt associated with each New A330 Aircraft at delivery. To limit our exposure to interest rate changes in relation to the anticipated long-term financings required for six of our New A330 Aircraft, we entered into lease agreements which adjust the lease rentals to changes in the seven-year swap rate at delivery, at which time, the lease rentals will be fixed for the lease term.

The terminated interest rate derivatives as previously described will not have any impact on current or future liquidity and capital resources and the existing interest rate derivatives have been factored into our assessment of future interest payments on interest rate derivatives (see Contractual Obligations above).

The weighted average interest pay rates of these derivatives at December 31, 2007, 2008 and 2009 were 5.28%, 4.97% and 4.91%, respectively.

The following table summarizes amounts charged directly to the consolidated statement of income for the years ended December 31, 2007, 2008, and 2009 related to our interest rate derivative contracts:

	Year Ended December 31,
	2007	2008	2009
	(Dollars in thousands)

Interest Expense:
Hedge ineffectiveness losses	$171	$16,623	$463

Amortization:
Accelerated amortization of deferred losses	—	11,963	4,924
Amortization of deferred (gains) losses	(4,849)	3,525	7,970
Losses on termination of interest rate swaps	—	1,003	—

Total Amortization	(4,849)	16,491	12,894

Total charged to interest expense	$(4,678)	$33,114	$13,357

Other Income (Expense):
Mark to market gains (losses) on undesignated hedges	$1,154	$(11,446)	$959

Total charged to other income (expense)	$1,154	$(11,446)	$959

As of December 31, 2009, we did not have any existing agreements that require cash collateral postings and we were not required to have any cash collateral pledged under our interest rate derivatives or our forward contracts.

Margin Calls

As of December 31, 2008 and 2009, none of our interest rate derivatives were subject to margin calls and we had no repurchase agreements. Historically, our interest rate derivatives and repurchase agreements were, in some cases, subject to margin calls based on the value of the underlying security and the level of interest rates. Margin calls resulting from decreases in the value of our debt instruments or mark-to-market losses on our derivative instruments due to decreasing interest rates required that we post additional collateral. During the year ended December 31, 2008, we paid $404.0 million in collateral payments and received $439.9 in returned collateral payments from the counterparties to our then existing interest rate derivatives and repurchase agreements. During the year ended December 31, 2007, we paid $104.1 million in collateral payments and received $72.6 in returned collateral payments from the counterparties to our then existing interest rate derivatives and repurchase agreements. As discussed in “— Hedging above”, we terminated certain interest rate derivatives to limit our exposure to these margin calls and therefore we have no future liquidity exposure to these terminated interest rate contracts. In addition, we terminated the repurchase agreement in early 2008.

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

Limitations of EBITDA

EBITDA has limitations as an analytical tool. It should not be viewed in isolation or as a substitute for US GAAP measures of earnings. Material limitations in making the adjustments to our earnings to calculate EBITDA, and using this non-US GAAP financial measure as compared to US GAAP net income, include:

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

EBITDA is not an alternative to net income, income from operations or cash flows provided by or used in operations as calculated and presented in accordance with US GAAP. You should not rely on EBITDA as a substitute for any such US GAAP financial measure. We strongly urge you to review the reconciliation of EBITDA to US GAAP net income, along with our consolidated financial statements included elsewhere in this Annual Report. We also strongly urge you to not rely on any single financial measure to evaluate our business. In addition, because EBITDA is not a measure of financial performance under US GAAP and is susceptible to varying calculations, the EBITDA measure, as presented in this Annual Report, may differ from and may not be comparable to similarly titled measures used by other companies.

The table below shows the reconciliation of net income to EBITDA for the years ended December 31, 2007, 2008 and 2009.

	Year Ended December 31,
(Dollars in thousands)	2007	2008	2009

Net income	$127,344	$115,291	$102,492
Depreciation	126,403	201,759	209,481
Amortization of net lease discounts and lease incentives	(7,379)	(1,815)	11,229
Interest, net	92,660	203,529	169,810
Income tax provision	7,658	7,541	8,660
Earnings from discontinued operations, net of income taxes	(12,941)	—	—

EBITDA	$333,745	$526,305	$501,672

Adjusted Net Income and Adjusted Net Income plus Depreciation and Amortization

Management believes that Adjusted Net Income (“ANI”) and Adjusted Net Income plus Depreciation and Amortization (“ANIDA”), when viewed in conjunction with the Company’s results under GAAP and the below reconciliation, provide useful information about operating and period-over-period performance, and provide additional information that is useful for evaluating the underlying operating performance of our business without regard to periodic reporting elements related to interest rate derivative accounting and gains or losses related to flight equipment and debt investments. Additionally, management believes that ANIDA provides investors with an additional metric to enhance their understanding of the factors and trends affecting our ongoing cash earnings from which capital investments are made, debt is serviced and dividends are paid. However, ANI and ANIDA are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income or cash flow from operating activities as indicators of operating performance or liquidity.

The table below shows the reconciliation of net income to ANI and ANIDA for the years ended December 31, 2007, 2008 and 2009.

	Year Ended December 31,
(Dollars in thousands)	2007	2008	2009

Net income	$127,344	$115,291	$102,492
Ineffective portion and termination of hedges(1)	171	29,589	5,387
Mark to market of interest rate derivative contracts(2)	(1,154)	11,446	(959)
Gain on sale of flight equipment(2)	(11,566)	(6,525)	(1,162)
Loss (gain) on sale of debt investments(2)	—	245	(4,965)
Contract termination	—	—	4,000

Adjusted net income	114,795	150,046	104,793
Depreciation(3)	127,164	201,759	209,481
Amortization of net lease discounts and lease incentives	(7,379)	(1,815)	11,229

Adjusted net income plus depreciation and amortization	$234,580	$349,990	$325,503

(1)	Included in Interest, net.

(2)	Included in Other income (expense) except for the 2007 gain on sale of flight equipment which is part of discontinued operations.

(3)	2007 amount includes depreciation of $761 recorded in discontinued operations.

	Year Ended December 31,
Weighted-average shares:	2007	2008	2009

Common shares outstanding	67,177,528	77,750,136	77,986,155
Restricted common shares	890,731	895,978	1,317,547

Total weighted-average shares	68,068,259	78,646,114	79,303,702

	Year Ended December 31,
Percentage of weighted-average shares:	2007	2008	2009

Common shares outstanding	98.7%	98.9%	98.3%
Restricted common shares	1.3%	1.1%	1.7%

Total	100.0%	100.0%	100.0%

	Year Ended December 31,
	2007	2008	2009

Weighted-average common shares outstanding — Basic and Diluted(b)	67,177,528	77,750,136	77,986,155

	Year Ended December 31,
	2007	2008	2009

Adjusted net income	$114,795	$150,046	$104,793
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(1,502)	(1,709)	(1,741)

Adjusted net income allocable to common shares — Basic and Diluted	$113,293	$148,337	$103,052

Adjusted net income per common share — Basic	$1.69	$1.91	$1.32

Adjusted net income per common share — Diluted	$1.69	$1.91	$1.32

	Year Ended December 31,
	2007	2008	2009

Adjusted net income plus depreciation and amortization	$234,580	$349,990	$325,503
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(3,070)	(3,987)	(5,408)

Adjusted net income plus depreciation and amortization allocable to common shares — Basic and Diluted	$231,510	$346,003	$320,095

Adjusted net income plus depreciation and amortization per common share — Basic	$3.45	$4.45	$4.10

Adjusted net income plus depreciation and amortization per common share — Diluted	$3.45	$4.45	$4.10

(a)	For the years ended December 31, 2007, 2008 and 2009, distributed and undistributed earnings to restricted shares is 1.3%, 1.1% and 1.7%, respectively, of net income. The amount of restricted share forfeitures for all periods present is immaterial to the allocation of distributed and undistributed earnings.

(b)	For the years ended December 31, 2007, 2008 and 2009, we have no dilutive shares.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. These risks are highly sensitive to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates. Our primary interest rate exposures relate to our lease agreements, floating rate debt obligations and interest rate derivatives. Rent payments under our aircraft lease agreements typically do not vary during the term of the lease according to changes in interest rates. However, our borrowing agreements generally require payments based on a variable interest rate index, such as LIBOR. Therefore, to the extent our borrowing costs are not fixed, increases in interest rates may reduce our net income by increasing the cost of our debt without any corresponding increase in rents or cash flow from our securities.

Changes in interest rates may also impact our net book value as our interest rate derivatives are periodically marked-to-market through stockholders’ equity. Generally, we are exposed to loss on our fixed pay interest rate derivatives to the extent interest rates decrease below their contractual fixed rate.

The relationship between spreads on derivative instruments may vary from time to time, resulting in a net aggregate book value increase or decrease. Changes in the general level of interest rates can also affect our ability to acquire new investments and our ability to realize gains from the settlement of such assets.

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

A hypothetical 100-basis point increase/decrease in our variable interest rates would increase/decrease the minimum contracted rentals on our portfolio as of December 31, 2009 by $1.2 million and $0.9 million, respectively, over the next twelve months. As of December 31, 2009, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $0.7 million and $0.4 million, respectively, net of amounts received from our interest rate derivatives, over the next twelve months.

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

Management’s Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO, and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009. The assessment was based on criteria established in the framework Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Ernst & Young LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, audited the effectiveness of our controls over financial reporting as of December 31, 2009. Ernst & Young LLP has issued their report which is included below.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Aircastle Limited

We have audited Aircastle Limited and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Aircastle Limited and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Aircastle Limited and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aircastle Limited and subsidiaries as of December 31, 2008 and 2009, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009 of Aircastle Limited and subsidiaries and our report dated March 5, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 5, 2010

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and background of each of our directors nominated for election will be contained under the caption “Election of Directors” in our Proxy Statement for our 2010 Annual General Meeting of Shareholders. The identification of our Audit Committee and our Audit Committee financial experts will be contained in our Proxy Statement for our 2010 Annual General Meeting of Shareholders under the captions “CORPORATE GOVERNANCE — Committees of the Board of Directors — The Audit Committee.” Information regarding our Code of Business Ethics and Conduct, any material amendments thereto and any related waivers will be contained in our Proxy Statement for our 2010 Annual General Meeting of Shareholders under the captions “CORPORATE GOVERNANCE — Code of Business Conduct and Ethics.” All of the foregoing information is incorporated herein by reference. The Code of Business Conduct and Ethics is posted on Aircastle’s Website at www.aircastle.com under Investors — Corporate Governance. Pursuant to Item 401(b) of Regulation S-K, the requisite information pertaining to our executive officers is reported under Item 4 of Part I of this report.

Information on compliance with Section 16(a) of the Exchange Act will be contained in our Proxy Statement for our 2010 Annual General Meeting of Shareholders under the captions “OWNERSHIP OF AYR COMMON SHARES — Section 16 Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information on compensation of our directors and certain named executive officers will be contained in our Proxy Statement for our 2010 Annual General Meeting of Shareholders under the captions “Directors’ Compensation” and “EXECUTIVE COMPENSATION,” respectively, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information on the number of shares of Aircastle’s common shares beneficially owned by each director, each named executive officer and by all directors and executive officers as a group will be contained under the captions “OWNERSHIP OF THE COMPANY’S COMMON SHARES — Security Ownership by Management” and information on each beneficial owner of more than 5% of Aircastle’s common shares is contained under the captions “OWNERSHIP OF THE COMPANY’S COMMON SHARES — Security Ownership of Certain Beneficial Owners” in our Proxy Statement for our 2010 Annual General Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to certain transactions between Aircastle and its affiliates and certain other persons will be set forth under the caption “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS” in our Proxy Statement for our 2010 Annual General Meeting of Shareholders and is incorporated herein by reference.

Information relating to director independence will be set forth under the caption “PROPOSAL NUMBER ONE — ELECTION OF DIRECTORS — Director Independence” in our Proxy Statement for our 2010 Annual General Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to audit fees, audit-related fees, tax fees and all other fees billed in fiscal 2009 and by Ernst & Young LLP, for services rendered to Aircastle is set forth under the caption “INDEPENDENT AUDITOR FEES” in the Proxy Statement for our 2010 Annual General Meeting of Shareholders and is incorporated herein by reference. In addition, information relating to the pre-approval policies and procedures of the Audit Committee is set forth under the caption “INDEPENDENT AUDITOR FEES — Pre-Approval Policies and Procedures” in our Proxy Statement for our 2010 Annual General Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A) 1.   Consolidated Financial Statements.

The following is a list of the “Consolidated Financial Statements” of Aircastle Limited and its subsidiaries included in this Annual Report on Form 10-K, which are filed herewith pursuant to Item 8:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2008 and December 31, 2009.

Consolidated Statements of Income for the years ended December 31, 2007, December 31, 2008 and December 31, 2009.

Consolidated Statements of Cash Flows for the years ended December 31, 2007, December 31, 2008 and December 31, 2009.

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2007, December 31, 2008 and December 31, 2009.

Notes to Consolidated Financial Statements.

2.   Financial Statement Schedules.

There are no Financial Statement Schedules filed as part of this Annual Report, since the required information is included in the Consolidated Financial Statements, including the notes thereto, or the circumstances requiring inclusion of such schedules are not present.

3.   Exhibits.

The exhibits filed herewith are listed on the Exhibit Index filed as part of this report on Form 10-K.

(B)	EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Memorandum of Association†
3.2	Bye-laws†
4.1	Specimen Share Certificate†
4.2	Amended and Restated Shareholders Agreement among Aircastle Limited and Fortress Investment Fund III LP, Fortress Investment Fund III (Fund B) LP, Fortress Investment Fund III (Fund C) LP, Fortress Investment Fund III (Fund D) L.P., Fortress Investment Fund III (Fund E) LP, Fortress Investment Fund III (Coinvestment Fund A) LP, Fortress Investment Fund III (Coinvestment Fund B) LP, Fortress Investment Fund III (Coinvestment Fund C) LP, Fortress Investment Fund III (Coinvestment Fund D) L.P., Drawbridge Special Opportunities Fund LP, Drawbridge Special Opportunities Fund Ltd. and Drawbridge Global Macro Master Fund Ltd.†
10.1	Aircastle Limited 2005 Equity and Incentive Plan†, #
10.2	Form of Restricted Share Purchase Agreement†, #
10.3	Form of Restricted Share Grant Letter†, #
10.4	Form of Amended Restricted Share Grant Letter Δ,#
10.5	Form of International Restricted Share Grant Letter†, #
10.6	Form of Amended International Restricted Share Grant Letter Δ,#
10.7	Letter Agreement, dated May 2, 2005, between Aircastle Limited and Ron Wainshal†, #
10.8	Letter Agreement, dated February 3, 2005, between Aircastle Limited and David Walton†, #
10.9	Letter Agreement, dated March 8, 2006, between Aircastle Advisor LLC and David Walton†, #
10.10	Letter Agreement, dated February 24, 2006, between Aircastle Advisor LLC and Joseph Schreiner†, #
10.11	Letter Agreement, dated April 29, 2005, between Aircastle Advisor LLC and Jonathan Lang†, #
10.12	Letter Agreement, dated March 8, 2006 between Aircastle Advisor LLC and Jonathan M. Lang†, #
10.13	Letter Agreement, dated January 8, 2007, between Aircastle Advisor LLC and Michael Platt††, #
10.14	Subscription Agreement, dated as of April 28, 2006, between Aircastle Limited and Ueberroth Family Trust†
10.15	Trust Indenture, dated as of June 15, 2006, among ACS Aircraft Finance Bermuda Limited, as Issuer, ACS Aircraft Finance Ireland PLC, as Guarantor, Deutsche Bank Trust Company Americas, in its capacity as the Cash Manager, Deutsche Bank Trust Company Americas, in its capacity as the person accepting appointment as the Trustee under the Indenture, CALYON, Financial Guaranty Insurance Company and Deutsche Bank Trust Company Americas, in its capacity as the Drawing Agent†
10.16	Trust Indenture, dated as of June 15, 2006, among ACS Aircraft Finance Ireland PLC, as Issuer, ACS Aircraft Finance Bermuda Limited, as Guarantor, Deutsche Bank Trust Company Americas, in its capacity as the Cash Manager, Deutsche Bank Trust Company Americas, in its capacity as the person accepting appointment as the Trustee under the Indenture, CALYON, Financial Guaranty Insurance Company and Deutsche Bank Trust Company Americas, in its capacity as the Drawing Agent†
10.17	Amended and Restated Aircastle Limited 2005 Equity and Incentive Plan†, #
10.18	Form of Indemnification Agreement with directors and officers†
10.19	Employment Letter, dated April 12, 2007, between Aircastle Advisor LLC and Michael Inglese*, #
10.20	Separation Agreement, dated April 12, 2007, between Aircastle Advisor LLC and Mark Zeidman*, #

Exhibit No.	Description of Exhibit

10.21	Trust Indenture, dated as of June 8, 2007, among ACS 2007-1 Limited, as Issuer, ACS Aircraft Finance Ireland 2 Limited, as Guarantor, Deutsche Bank Trust Company Americas, in its capacity as the Cash Manager, Deutsche Bank Trust Company Americas, in its capacity as the person accepting appointment as the Trustee under the Indenture, HSH Nordbank AG, New York Branch, Financial Guaranty Insurance Company and Deutsche Bank Trust Company Americas, in its capacity as the Drawing Agent**
10.22	Trust Indenture, dated as of June 8, 2007, among ACS Aircraft Finance Ireland 2 Limited, as Issuer, ACS 2007-1 Limited, as Guarantor, Deutsche Bank Trust Company Americas, in its capacity as the Cash Manager, Deutsche Bank Trust Company Americas, in its capacity as the person accepting appointment as the Trustee under the Indenture, HSH Nordbank AG, New York Branch, Financial Guaranty Insurance Company and Deutsche Bank Trust Company Americas, in its capacity as the Drawing Agent**
10.23	Acquisition Agreement, dated as of June 20, 2007, by and between AYR Freighter LLC and Airbus SAS***
10.24	Amendment No. 1 to the Acquisition Agreement, dated as of June 20, 2007, by and between AYR Freighter LLC and Airbus SAS Δ, ◊
10.25	Amendment No. 2 to the Acquisition Agreement, dated as of June 20, 2007, by and between AYR Freighter LLC and Airbus SAS Δ, ◊
10.26	Amendment No. 3 to the Acquisition Agreement, dated as of June 20, 2007, by and between AYR Freighter LLC and Airbus SAS Δ
10.27	Amendment No. 4 to the Acquisition Agreement, dated as of June 20, 2007, by and between AYR Freighter LLC and Airbus SAS Δ
10.28	Amendment No. 5 to the Acquisition Agreement, dated as of June 20, 2007, by and between AYR Freighter LLC and Airbus SAS Δ
10.29	Amendment No. 6 to the Acquisition Agreement, dated as of June 20, 2007, by and between AYR Freighter LLC and Airbus SAS Δ
10.30	Amendment No. 7 to the Acquisition Agreement, dated as of June 20, 2007, by and between AYR Freighter LLC and Airbus SAS Δ
10.31	Amendment No. 8 to the Acquisition Agreement, dated as of June 20, 2007, by and between AYR Freighter LLC and Airbus SAS Δ
10.32	Credit Agreement (2008-B), dated as of May 2, 2008, by and among ACS 2008-1 Limited and ACS Aircraft Finance Ireland 3 Limited, as Borrowers, each lender from time to time party thereto, as Lenders, Calyon New York Branch, as Sole Bookrunner and Facility Agent, and Calyon New York Branch, HSH Nordbank AG, KfW Ipex-Bank GmbH and DVB Bank AG, as Joint Lead Arrangers^^^
10.33	Intercreditor Agreement, dated as of May 2, 2008, by and among ACS 2008-1 Limited, as Borrower, ACS Aircraft Finance Ireland 3 Limited, as Guarantor, Aircastle Advisor LLC, as Administrative Agent, Calyon New York Branch, as Facility Agent, Collateral Agent and Liquidity Facility Provider, and Deutsche Bank Trust Company Americas, as Operating Bank^^^
10.34	Intercreditor Agreement, dated as of May 2, 2008, by and among ACS Aircraft Finance Ireland 3 Limited, as Borrower, ACS 2008-1 Limited, as Guarantor, Aircastle Advisor LLC, as Administrative Agent, Calyon New York Branch, as Facility Agent, Collateral Agent and Liquidity Facility Provider and Deutsche Bank Trust Company Americas, as Operating Bank^^^
10.35	Form of Lease Agreement, dated as of December 16, 2009, between Wells Fargo Bank Northwest, National Association, a national banking association, not in its individual capacity but solely as Owner Trustee, as Lessor and South African Airways (PTY) Ltd., as Lessee Δ, ◊
12.1	Computation of Ratio of Earnings to Fixed Charges Δ
21.1	Subsidiaries of the Registrant Δ

Exhibit No.	Description of Exhibit

23.1	Consent of Ernst & Young LLP Δ
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 Δ
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 Δ
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Δ
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Δ
99.1	Owned Aircraft Portfolio at December 31, 2009 Δ

†	Incorporated by reference to the Company’s registration statement on Form S-1, filed with the SEC on June 2, 2006, as amended on July 10, 2006, July 25, 2006 and August 2, 2006.

††	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on January 9, 2007.

*	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on April 16, 2007.

**	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on June 12, 2007.

***	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed with the SEC on August 14, 2007.

^	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on February 6, 2008.

^^	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on March 24, 2008.

^^^	Incorporated by reference to Amendment No. 1 to the Company’s current report on Form 8-K filed with the SEC on May 5, 2008.

#	Management contract or compensatory plan or arrangement.

Δ	Filed herewith.

◊	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Aircastle Limited

We have audited the accompanying consolidated balance sheets of Aircastle Limited and subsidiaries as of December 31, 2008 and 2009, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aircastle Limited and subsidiaries at December 31, 2008 and 2009 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (codified in FASB ASC Topic 260) on January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aircastle Limited and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 5, 2010

Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
 (Dollars in thousands, except share data)

	December 31,
	2008	2009

ASSETS
Cash and cash equivalents	$80,947	$142,666
Accounts receivable	3,161	2,941
Debt investments	14,349	—
Restricted cash and cash equivalents	182,623	207,834
Restricted liquidity facility collateral	—	81,000
Flight equipment held for lease, net of accumulated depreciation of $371,591 and $586,537	3,837,543	3,812,970
Aircraft purchase deposits and progress payments	68,923	141,144
Leasehold improvements, furnishings and equipment, net of accumulated depreciation of $1,999 and $2,455	1,174	802
Other assets	62,852	65,155

Total assets	$4,251,572	$4,454,512

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from securitizations and term debt financings	$2,476,296	$2,464,560
Accounts payable, accrued expenses and other liabilities	60,789	60,392
Dividends payable	7,862	7,955
Lease rentals received in advance	28,463	34,381
Liquidity facility	—	81,000
Security deposits	65,307	82,533
Maintenance payments	224,288	253,175
Fair value of derivative liabilities	276,401	179,279

Total liabilities	3,139,406	3,163,275

Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Preference shares, $.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 250,000,000 shares authorized, 78,620,320 shares issued and outstanding at December 31, 2008; and 79,550,421 shares issued and outstanding at December 31, 2009	786	796
Additional paid-in capital	1,474,455	1,479,995
Retained earnings (deficit)	(473)	70,294
Accumulated other comprehensive loss	(362,602)	(259,848)

Total shareholders’ equity	1,112,166	1,291,237

Total liabilities and shareholders’ equity	$4,251,572	$4,454,512

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income
 (Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2007	2008	2009

Revenues:
Lease rental revenue	$362,497	$542,270	$511,459
Amortization of net lease discounts and lease incentives	7,379	1,815	(11,229)
Maintenance revenue	—	34,460	58,733

Total lease rentals	369,876	578,545	558,963
Interest income	10,400	3,174	1,924
Other revenue	815	868	9,698

Total revenues	381,091	582,587	570,585

Expenses:
Depreciation	126,403	201,759	209,481
Interest, net	92,660	203,529	169,810
Selling, general and administrative (including non-cash share based payment expense of $6,674, $6,529 and $6,868, respectively)	39,040	46,806	46,016
Impairment of aircraft	—	—	18,211
Maintenance and other costs	2,081	3,982	19,431

Total expenses	260,184	456,076	462,949

Other income (expense):
Gain on sale of flight equipment	—	6,525	1,162
Other	1,154	(10,204)	2,354

Total other income (expense)	1,154	(3,679)	3,516

Income from continuing operations before income taxes	122,061	122,832	111,152
Income tax provision	7,658	7,541	8,660

Income from continuing operations	114,403	115,291	102,492
Earnings from discontinued operations, net of income taxes	12,941	—	—

Net income	$127,344	$115,291	$102,492

Earnings per common share — Basic:
Income from continuing operations	$1.68	$1.47	$1.29
Earnings from discontinued operations, net of income taxes	0.19	—	—

Net income per share	$1.87	$1.47	$1.29

Earnings per common share — Diluted:
Income from continuing operations	$1.68	$1.47	$1.29
Earnings from discontinued operations, net of income taxes	0.19	—	—

Net income per share	$1.87	$1.47	$1.29

Dividends declared per share	$2.45	$0.85	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
 (Dollars in thousands)

	Year Ended December 31,
	2007	2008	2009

Cash flows from operating activities:
Net income	$127,344	$115,291	$102,492
Adjustments to reconcile net (loss) income to net cash provided by operating activities (inclusive of amounts related to discontinued operations)
Depreciation	127,164	201,759	209,481
Amortization of deferred financing costs	6,991	13,603	12,232
Amortization of net lease discounts and lease incentives	(7,379)	(1,815)	11,229
Deferred income taxes	(2,957)	4,913	6,176
Accretion of purchase discounts on debt investments	(849)	(579)	(469)
Non-cash share based payment expense	6,674	6,529	6,868
Cash flow hedges reclassified into earnings	(4,849)	16,491	12,894
Ineffective portion of cash flow hedges	171	16,623	463
Security deposits and maintenance payments included in earnings	(6,898)	(37,885)	(47,934)
Gain on the sale of flight equipment	(11,566)	(6,525)	(1,162)
Loss (gain) on sale of debt investments	—	245	(4,965)
Impairment of aircraft.	—	—	18,211
Other	(1,154)	11,445	(959)
Changes on certain assets and liabilities:
Accounts receivable	2,739	1,439	364
Restricted cash and cash equivalents	(55,248)	(21,306)	(25,211)
Other assets	(4,867)	559	(1,796)
Accounts payable, accrued expenses and other liabilities	12,263	3,564	(3,189)
Payable to affiliates	68	(200)	—
Lease rentals received in advance	12,563	(2,345)	6,086

Net cash provided by operating activities	200,210	321,806	300,811

Cash flows from investing activities:
Acquisition and improvement of flight equipment	(2,207,530)	(264,586)	(215,117)
Proceeds from sale of flight equipment	34,945	180,112	11,601
Aircraft purchase deposits and progress payments, net of returned deposits	(170,700)	9,545	(83,081)
Purchase of debt investments	(15,251)	—	—
Principal repayments on debt investments	20,801	11,801	3,786
Proceeds from sale of debt investments	—	65,335	13,461
Collateral call payments on derivatives and repurchase agreements	(104,121)	(404,012)	—
Collateral call receipts on derivatives and repurchase agreements	72,586	439,892	—
Leasehold improvements, furnishings and equipment	(526)	(447)	(84)

Net cash (used in) provided by investing activities	(2,369,796)	37,640	(269,434)

Cash flows from financing activities:
Issuance of common shares in public offerings, net	830,809	—	—
Issuance of common shares to Fortress, directors and employees	1,218	—	—
Repurchase of shares from Fortress, directors and employees	(445)	(1,270)	(262)
Proceeds from securitizations and term debt financings	1,170,000	992,715	142,228
Securitization and term debt financing repayments	(41,664)	(194,155)	(153,964)
Credit facility borrowings	2,059,741	482,723	—
Credit facility repayments	(1,800,141)	(1,280,909)	—
Deferred financing costs	(14,140)	(24,183)	(6,127)
Restricted secured liquidity facility collateral	—	—	(81,000)
Secured liquidity facility collateral	—	—	81,000
Proceeds from repurchase agreements	1,967	—	—
Principal repayments on repurchase agreements	(17,917)	(67,744)	—
Security deposits and maintenance payments received	85,691	106,096	136,381
Security deposits and maintenance payments returned	(18,547)	(37,308)	(53,524)
Proceeds from (payments for) terminated cash flow hedges	8,944	(154,064)	(2,758)
Dividends paid	(140,502)	(113,946)	(31,632)

Net cash provided by (used in) financing activities	2,125,014	(292,045)	30,342

Net increase (decrease) in cash and cash equivalents	(44,572)	67,401	61,719
Cash and cash equivalents at beginning of year	58,118	13,546	80,947

Cash and cash equivalents at end of year	$13,546	$80,947	$142,666

Supplemental disclosures of cash flow information:
Cash paid during the year for interest, net of capitalized interest	$94,677	$160,892	$145,573

Cash paid during the year for income taxes	$5,804	$6,007	$1,782

Supplemental disclosures of non-cash investing activities:
Security deposits and maintenance liabilities assumed in asset acquisitions	$106,322	$—	$—

Security deposits, maintenance liabilities and other liabilities settled in sale of flight equipment	$—	$—	$2,556

Lease rentals received in advance assumed in asset acquisitions	$7,385	$—	$—

Supplemental disclosures of non-cash financing activities:
Security deposits converted to maintenance payment liabilities	$—	$—	$11,110

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss)
 (Dollars in thousands, except share amounts)

	Common Shares				Accumulated
			Additional	Retained	Other	Total	Total
			Paid-In	Earnings	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Equity	Income (Loss)

Balance, December 31, 2006	51,621,279	$516	$630,154	$(3,382)	$9,909	$637,197
Issuance of common shares — Follow-on public offerings, net of offering expenses	26,525,000	265	830,544	—	—	830,809
Issuance of common shares to directors and employees	458,918	5	1,213	—	—	1,218
Repurchase of common shares from directors and employees	(30,540)	—	(445)	—	—	(445)
Amortization of share based payments	—	—	6,674	—	—	6,674
Dividends declared	—	—	—	(172,922)	—	(172,922)
Net income	—	—	—	127,344	—	127,344	$127,344
Net change in fair value of derivatives, net of $1,928 tax benefit	—	—	—	—	(126,892)	(126,892)	(126,892)
Net derivative gain reclassified into earnings	—	—	—	—	(4,849)	(4,849)	(4,849)
Net change in unrealized fair value of debt investments	—	—	—	—	(3,557)	(3,557)	(3,557)

Total comprehensive (loss)	—	—	—	—	—	—	$(7,954)

Balance, December 31, 2007	78,574,657	786	1,468,140	(48,960)	(125,389)	1,294,577
Issuance of common shares to directors and employees	104,653	1	(1)	—	—	—
Repurchase of common shares from directors and employees	(58,990)	(1)	(1,269)	—	—	(1,270)
Amortization of share based payments	—	—	6,529	—	—	6,529
Excess tax benefit from stock based compensation	—	—	1,056	—	—	1,056
Dividends declared	—	—	—	(66,804)	—	(66,804)
Net income	—	—	—	115,291	—	115,291	$115,291
Net change in fair value of derivatives, net of $2,602 tax benefit	—	—	—	—	(245,407)	(245,407)	(245,407)
Net derivative loss reclassified into earnings	—	—	—	—	16,491	16,491	16,491
Net change in unrealized fair value of debt investments	—	—	—	—	(8,297)	(8,297)	(8,297)

Total comprehensive (loss)	—	—	—	—	—	—	$(121,922)

Balance, December 31, 2008	78,620,320	786	1,474,455	(473)	(362,602)	1,112,166
Issuance of common shares to directors and employees	983,532	10	(10)	—	—	—
Repurchase of common shares from directors and employees	(53,431)	—	(262)	—	—	(262)
Amortization of share based payments	—	—	6,868	—	—	6,868
Excess tax benefit from stock based compensation	—	—	(1,056)	—	—	(1,056)
Dividends declared	—	—	—	(31,725)	—	(31,725)
Net income	—	—	—	102,492	—	102,492	$102,492
Net change in fair value of derivatives, net of $1,473 tax expense	—	—	—	—	92,396	92,396	92,396
Net derivative loss reclassified into earnings	—	—	—	—	12,894	12,894	12,894
Gain on debt investments reclassified into earnings					(4,965)	(4,965)	(4,965)
Net change in unrealized fair value of debt investments	—	—	—	—	2,429	2,429	2,429

Total comprehensive income	—	—	—	—	—	—	$205,246

Balance, December 31, 2009	79,550,421	$796	$1,479,995	$70,294	$(259,848)	$1,291,237

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

The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure since the balance sheet date of December 31, 2009 through the date on which the consolidated financial statements included in this Form 10-K were issued.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards CodificationTM (“ASC”). The ASC is effective for interim and annual periods ending after September 15, 2009. Upon the effective date, the ASC became the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. The Codification does not replace or affect guidance issued by the SEC or its staff for public companies in their filings with the SEC. Effective July 1, 2009, changes to the ASC are communicated through an Accounting Standards Update (“ASU”). The Company adopted the ASC during the third quarter of 2009, and as a result, all references to prior accounting and reporting standards which have been superseded by the ASC have been changed to reflect the new reference within the ASC. The ASC does not change or alter existing US GAAP and, therefore, it did not impact our financial position, results of operations and cash flows.

Effective January 1, 2009, ASC 815 Derivatives and Hedging, required enhanced derivative and hedging disclosures, which are intended to improve financial reporting about derivative instruments and hedging activities, and to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. The adoption of this ASC did not have a material impact on our consolidated financial statements. See Note 15 — Derivatives.

Also effective January 1, 2009, ASC 260 Earnings Per Share, determined that unvested share-based payment awards that contain nonforfeitable rights to receive dividend or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation for the purpose of applying the two-class method when calculating earnings per share (“EPS”). The adoption requires us to present EPS using the two-class method for our current period EPS computations and to retrospectively revise our comparative prior period EPS computations using the two-class method. The adoption did not have a material effect on EPS. See Note 10 — Earnings Per Share.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Principles of Consolidation

The consolidated financial statements include the accounts of Aircastle and all of its subsidiaries. Aircastle consolidates five Variable Interest Entities (“VIEs”), of which Aircastle is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

Risk and Uncertainties

In the normal course of business, Aircastle encounters two significant types of economic risk: credit and market. Credit risk is the risk of a lessee’s inability or unwillingness to make contractually required payments. Market risk reflects the change in the value of derivatives and financings due to changes in interest rate spreads or other market factors, including the value of collateral underlying debt investments and financings. The Company believes that the carrying values of its investments and derivative obligations are reasonable taking into consideration these risks, along with estimated collateral values, payment histories and other relevant financial information.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. While Aircastle believes that the estimates and related assumptions used in the preparation of the consolidated financial statements are appropriate, actual results could differ from those estimates.

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

Debt Investments

As of December 31, 2009, all of our debt investments had been sold. Realized gains and losses are included in Other Income (Expense) on the consolidated statement of income. The cost of securities sold is based on the specific identification method. Unrealized gains and losses in prior years was included in shareholders’ equity as a component of accumulated other comprehensive income. Interest on these securities was accrued as earned and included in interest income. Unrealized losses considered to be “other-than-temporary”, if any, were recognized in earnings.

Flight Equipment Held for Lease

Flight equipment held for lease is stated at cost and depreciated using the straight-line method, typically over a 25 year life from the date of manufacture for passenger aircraft and over a 30 — 35 year life for freighter aircraft, depending on whether the aircraft is a converted or purpose-built freighter, to estimated residual values. Estimated residual values are generally determined to be approximately 15% of the manufacturer’s estimated realized price for passenger aircraft when new and 5%-10% for freighter aircraft when new. Management may make exceptions to this policy on a case-by-case basis

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

when, in its judgment, the residual value calculated pursuant to this policy does not appear to reflect current expectations of value. Examples of situations where exceptions may arise include but are not limited to:

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

For planned major maintenance activities for aircraft off lease, the Company capitalizes the actual maintenance costs by applying the deferral method. Under the deferral method, we capitalize the actual cost of major maintenance events, which are depreciated on a straight-line basis over the period until the next event is required.

In accounting for flight equipment held for lease, we make estimates about the expected useful lives, the fair value of attached leases, acquired maintenance liabilities and the estimated residual values. In making these estimates, we rely upon actual industry experience with the same or similar aircraft types and our anticipated lessee’s utilization of the aircraft.

Determining the fair value of attached leases requires us to make assumptions regarding the current fair values of leases for specific aircraft. We estimate a range of current lease rates of like aircraft in order to determine if the attached lease is within a fair value range. If a lease is below or above the range of current lease rates, we present value the estimated amount below or above the fair value range over the remaining term of the lease. The resulting lease discount or premium is amortized into lease rental income over the remaining term of the lease.

Impairment of Flight Equipment

We perform a recoverability assessment of all aircraft in our fleet, on an aircraft-by-aircraft basis, at least annually. In addition, a recoverability assessment is performed whenever events or changes in circumstances, or Indicators, indicate that the carrying amount or net book value of an asset may not be recoverable. Indicators may include, but are not limited to, a significant lease restructuring or early lease termination, significant air traffic decline, the introduction of newer technology aircraft or engines, an aircraft type is no longer in production or a significant airworthiness directive is issued. When we perform a recoverability assessment, we measure whether the estimated future undiscounted net cash flows expected to be generated by the aircraft exceed its net book value. The undiscounted cash flows consist of cash flows from currently contracted leases, future projected lease rates, transition costs, estimated down time and estimated residual or scrap values for an aircraft. In the event that an aircraft does not meet the recoverability test, the aircraft will be adjusted to fair value resulting in an impairment charge. See Note 2. Fair Value Measurements.

Management develops the assumptions used in the recoverability analysis based on its knowledge of active lease contracts, current and future expectations of the global demand for a particular aircraft type and historical experience in the aircraft leasing market and aviation industry, as well as information received from third party industry sources. The factors considered in estimating the undiscounted

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

cash flows are impacted by changes in future periods due to changes in contracted lease rates, residual values, economic conditions, technology, airline demand for a particular aircraft type and other factors.

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

Security Deposits

Most of our operating leases require the lessee to pay Aircastle a security deposit or provide a letter of credit. At December 31, 2008 and 2009, security deposits represent cash received from the lessee that is held on deposit until lease expiration. Aircastle’s operating leases also obligate the lessees to maintain flight equipment and comply with all governmental requirements applicable to the flight equipment, including without limitation, operational, maintenance, registration requirements and airworthiness directives.

Maintenance Payments

Typically, under an operating lease, the lessee is responsible for performing all maintenance but might be required to make deposit payments to us for heavy maintenance, overhaul or replacement of certain high-value components of the aircraft. These maintenance payments are based on hours or cycles of utilization or on calendar time, depending upon the component, and are required to be made monthly in arrears or at the end of the lease term. Whether to permit a lessee to make maintenance payments at the end of the lease term, rather than requiring such payments to be made monthly, depends on a variety of factors, including the creditworthiness of the lessee, the level of security deposit which may be provided by the lessee and market conditions at the time we enter into the lease. If a lessee is making monthly maintenance payments, we would typically be obligated to use the funds paid by the lessee during the lease term to reimburse the lessee for costs they incur for heavy maintenance, overhaul or replacement of certain high-value components, usually shortly following completion of the relevant work.

We record maintenance payments paid by the lessee as accrued maintenance payments liabilities in recognition of our contractual commitment to refund such receipts. In these contracts, we do not recognize such maintenance payments as maintenance revenue during the lease. Reimbursements to the lessee upon the receipt of evidence of qualifying maintenance work are charged against the existing accrued maintenance payments liability. We defer maintenance revenue recognition of all maintenance reserve payments collected until the end of the lease, when we are able to determine the amount, if any, by which reserve payments received exceed costs to be incurred by the current lessee in performing scheduled maintenance.

Lease Incentives

Many of our leases contain provisions which may require us to pay a portion of the lessee’s costs for heavy maintenance, overhaul or replacement of certain high-value components. We account for these expected payments as lease incentives, which are amortized as a reduction of revenue over the life of the lease. We estimate the amount of our portion for such costs, typically for the first major

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

maintenance event for the airframe, engines, landing gear and auxiliary power units, expected to be paid to the lessee based on assumed utilization of the related aircraft by the lessee, the anticipated amount of the maintenance event cost and the estimated amounts the lessee is responsible to pay.

This estimated lease incentive is not recognized as a lease incentive liability at the inception of the lease. We recognize the lease incentive as a reduction of lease revenue on a straight-line basis over the life of the lease, with the offset being recorded as a lease incentive liability which is included in maintenance payments on the balance sheet. The payment to the lessee for the lease incentive liability is first recorded against the lease incentive liability and any excess above the lease incentive liability is recorded as a prepaid lease incentive asset which is included in other assets on the balance sheet and continues to amortize over the remaining life of the lease.

Lease acquisition costs related to reconfiguration of the aircraft cabin, other lessee specific modifications and other direct costs are capitalized and amortized into revenue over the initial life of the lease, assuming no lease renewals, and are included in other assets.

Income Taxes

Aircastle uses an asset and liability based approach in accounting for income taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement and tax basis of existing assets and liabilities using enacted rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount estimated by us to be realizable. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. We did not have any unrecognized tax benefits.

Hedging Activities

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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other gains and losses, net of income taxes, if any, affecting shareholders’ equity that, under US GAAP, are excluded from net income. At December 31, 2009, such amount consists of the effective portion of fluctuations in the fair value of derivatives designated as cash flow hedges.

Share Based Compensation

Aircastle recognizes compensation cost relating to share-based payment transactions in the financial statements based on the fair value of the equity instruments issued. Aircastle uses the straight line method of accounting for compensation cost on share-based payment awards that contain pro-rata vesting provisions.

Deferred Financing Costs

Deferred financing costs, which are included in other assets in the Consolidated Balance Sheet, are amortized using the interest method for amortizing loans over the lives of the relevant related debt.

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

Discontinued Operations

An individual aircraft does not typically represent a “component of an entity” and if sold, is not generally reflected as a discontinued operation, as an aircraft is part of a fleet of aircraft, is part of a larger cash flow operating group and aircraft do not have individual processes. However, the aircraft sold in 2007 was determined to be a “component of an entity” because the aircraft represented an individual asset group distinct from the Company’s fleet of aircraft at the time of the sale.

Recent Accounting Pronouncements

Effective in the second quarter of 2009, ASC 820 Fair Value Measurements and Disclosures, provided additional guidelines for making fair value measurements identifying circumstances that indicate a transaction is not orderly. Also effective the second quarter of 2009, ASC 825 Financial Instruments, enhanced consistency in financial reporting by increasing the frequency of fair value disclosures to include interim as well as annual reports. The adoption of these ASC’s did not have a material impact on our consolidated financial statements.

Effective in the second quarter of 2009, ASC 320 Investments — Debt and Equity Securities, provided additional guidance designed to create greater clarity and consistency in accounting for, and presenting losses on, debt securities. This guidance included determining whether impairments on debt securities were other than temporary and it modified the presentation and disclosures surrounding such instruments. The adoption of this ASC did not have a material impact on our consolidated financial statements.

Also effective in the second quarter of 2009, ASC 855 Subsequent Events, established general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It also requires the disclosure of the date

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued, or were available to be issued. The adoption of this ASC did not have a material impact on our consolidated financial statements. In February 2010, FASB issued ASU 2010-09, an update to ASC 855, Subsequent Events, to amend certain recognition and disclosure requirements to no longer require an SEC filer to disclose the date through which subsequent events have been evaluated for both issued and revised financial statements. It also eliminated the requirement for SEC filers to disclose the date that the financial statements are available to be issued. ASU 2010-09 is effective upon issuance and did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation (“FIN”) No. 46(R) (“SFAS No. 167”), which amends FIN No. 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest, or interests, give it a controlling financial interest in a variable interest entity. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This Statement amends certain guidance in FIN No. 46(R) for determining whether an entity is a variable interest entity and requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. SFAS No. 167 will be effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The Company is currently evaluating the requirements of SFAS No. 167 and anticipates that the adoption will not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued ASU 2009-05, an update to ASC 820, Fair Value Measurements and Disclosures, which provides guidance on measuring the fair value of liabilities under ASC 820. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASU 2009-05. ASU 2009-05 was effective for the first reporting period (including interim periods) beginning after issuance. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

The following table sets forth our financial assets and liabilities as of December 31, 2008 and 2009 that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value	Fair Value Measurements at December 31, 2008
	as of	Using Fair Value Hierarchy
	December 31,				Valuation
	2008	Level 1	Level 2	Level 3	Technique

Assets:
Cash and cash equivalents	$80,947	$80,947	$—	$—	Market
Restricted cash and cash equivalents	182,623	182,623	—	—	Market
Debt investments	14,349	—	—	14,349	Income

Total	$277,919	$263,570	$—	$14,349

Liabilities:
Derivative liabilities	$276,401	$—	$210,080	$66,321	Income

	Fair Value	Fair Value Measurements at December 31, 2009
	as of	Using Fair Value Hierarchy
	December 31,				Valuation
	2009	Level 1	Level 2	Level 3	Technique

Assets:
Cash and cash equivalents	$142,666	$142,666	$—	$—	Market
Restricted cash and cash equivalents	207,834	207,834	—	—	Market

Total	$350,500	$350,500	$—	$—

Liabilities:
Derivative liabilities	$179,279	$—	$140,372	$38,907	Income

Our cash and cash equivalents, along with our restricted cash and cash equivalents balances, consist largely of money market securities that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as level 1 within our fair value hierarchy. Our interest rate derivatives included in level 2 consist of United States dollar denominated interest rate derivatives, and their fair values are determined by applying standard modeling techniques under the income approach to relevant market interest rates (cash rates, futures rates, swap rates) in effect at the period close to determine appropriate reset and discount rates and incorporates an assessment of the risk of non-performance by

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

the interest rate derivative counterparty in valuing derivative assets and an evaluation of the Company’s credit risk in valuing derivative liabilities.

At December 31, 2008, our debt investment included in Level 3 consisted of an available-for-sale United States corporate obligation consisting of an interest in pools of loans which are collateralized by interests in commercial aircraft. The fair value of our debt investment included within Level 3 was valued by using discounted cash flow methodologies, where the inputs to those models were based on unobservable market inputs. The Company used two sources of unobservable inputs; we obtained broker quotes which provided an indication of the market value and we obtained market values from a pricing service. We used the broker quotes and/or the pricing service market values to validate the discount rate used for our cash flow model for this debt investment.

Our interest rate derivatives included in Level 3 consist of United States dollar denominated interest rate swaps on Term Financing No. 1 with a guaranteed notional balance. The guaranteed notional balance has an upper notional band that matches the hedged debt and a lower notional band. The notional balance is guaranteed to match the hedged debt balance if the debt balances decreases within the upper and lower notional band. The fair value of the interest rate derivative is determined based on the upper notional band using cash flows discounted at the relevant market interest rates in effect at the period close and incorporates an assessment of the risk of non-performance by the interest rate derivative counterparty in valuing derivative assets and an evaluation of the Company’s credit risk in valuing derivative liabilities. The range of the guaranteed notional between the upper and lower band represents an option that may not be exercised independently of the debt notional and is therefore valued based on unobservable market inputs.

The following tables reflect the activity for the major classes of our assets and liabilities measured at fair value using level 3 inputs for the year ended December 31, 2009:

	Assets	Liabilities
	Debt	Derivative
Twelve Months Ended December 31, 2009	Investments	Liabilities

Balance as of December 31, 2008	$14,349	$(66,321)
Transfers in (out)	—	—
Principal repayments	(3,787)	—
Sale of debt investments	(8,495)	—
Total gains/(losses), net:
Included in interest income	469	—
Included in other income (expense)	—	(580)
Included in interest expense	—	36
Included in other comprehensive income	(2,536)	27,958

Balance as of December 31, 2009	$—	$(38,907)

We would measure the fair value of certain assets and liabilities on a non-recurring basis, when US GAAP requires the application of fair value, including events or changes in circumstances that indicate that the carrying amounts of assets may not be recoverable. Assets subject to these measurements include aircraft. We record aircraft at fair value when we determine the carrying value may not be recoverable. Fair value measurements for aircraft in impairment tests are based on an income approach which uses level 3 inputs, which include the Company’s assumptions and appraisal data as to future cash proceeds from leasing and selling aircraft. In the year ended December 31, 2009, we recognized an impairment charge of $18,211. The impairment related to two Boeing Model 737-300 aircraft and two Boeing Model 757-200 aircraft and was triggered by the early termination of leases and changes to

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

estimated future cash flows. The Company received $18,176, of which $8,382 represented lease termination payments and $9,794 represented maintenance revenue from the previous lessees of these aircraft. These lease termination payments were recorded as other revenue during the year ended December 31, 2009.

Our financial instruments, other than cash, consist principally of cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, amounts borrowed under financings and interest rate derivatives. The fair value of cash, cash equivalents, restricted cash and cash equivalents, accounts receivable and accounts payable approximates the carrying value of these financial instruments because of their short term nature.

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

The carrying amounts and fair values of our financial instruments at December 31, 2008 and 2009 are as follows:

	December 31, 2008		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	of Asset	of Asset	of Asset	of Asset
	(Liability)	(Liability)	(Liability)	(Liability)

Debt investments	$14,349	$14,349	$—	$—
Securitizations and term debt financings	(2,476,296)	(2,328,574)	(2,324,972)	(2,037,718)
ECA term financings	—	—	(139,588)	(140,984)
Derivative liabilities	(276,401)	(276,401)	(179,279)	(179,279)

Note 3.	Lease Rental Revenues and Flight Equipment Held for Lease

Minimum future annual lease rentals contracted to be received under our existing operating leases of flight equipment at December 31, 2009 were as follows:

Year Ending December 31,	Amount

2010	$507,382
2011	473,530
2012	411,118
2013	311,796
2014	237,008
Thereafter	513,365

Total	$2,454,199

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Year Ended December 31,
Region	2007	2008	2009

Europe	44%	46%	46%
Asia	27%	24%	20%
North America	16%	13%	16%
Latin America	6%	7%	7%
Middle East and Africa	7%	10%	11%

Total	100%	100%	100%

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

For the year ended December 31, 2009, one customer accounted for 9% of lease rental revenues and two additional customers accounted for a combined 13% of lease rental revenues. No other customer accounted for more than 5% of lease rental revenues.

The following table sets forth revenue attributable to individual countries representing at least 10% of total revenue in any year based on each lessee’s principal place of business for the years indicated:

	2007		2008		2009
		% of		% of		% of
		Total		Total		Total
Country	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue

China	$41,585	11%	$—	—%	$—	—%
Netherlands	—	—	57,693	10%	67,372	12%
United States	45,770	12%	55,610	10%	65,662	12%

Geographic concentration of net book value of flight equipment held for lease was as follows:

	December 31, 2008			December 31, 2009
	Number of		Net Book	Number of		Net Book
Region	Aircraft		Value%	Aircraft		Value%

Europe	56		44%	58		46%
Asia	32		23%	30	(1)	20%
North America	14		12%	15		12%
Latin America	8		5%	10		9%
Middle East and Africa	12		11%	13		12%
Off-lease	8	(2)	5%	3	(3)	1%

Total	130		100%	129		100%

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

(1)	Includes one Boeing Model 737-400 aircraft which was being converted to freighter configuration and for which we have an executed lease with a carrier in Asia post-conversion and which we delivered in the first quarter of 2010.

(2)	Includes one Boeing Model 737-300 aircraft which we delivered on lease to a carrier in the Middle East in the first quarter of 2009, three Boeing Model 737-700 aircraft which we delivered on lease to a carrier in Europe in the first quarter of 2009, two Boeing Model 737-700 aircraft which we delivered on lease to a carrier in Africa in the second quarter of 2009, one Boeing Model 737-700 aircraft which we delivered on lease to a carrier in Latin America in the second quarter of 2009 and one Boeing Model 737-700 aircraft which we delivered on lease to a carrier in Europe in the second quarter of 2009.

(3)	Includes one Boeing Model 737-300 aircraft which was returned to us on a consensual early lease termination in the third quarter of 2009 which we are actively marketing for sale or lease and two Boeing Model 757-200 aircraft which were returned to us early on a consensual basis in the third quarter of 2009 for which we have an executed sale agreement with expected delivery dates in the second and third quarters of 2010.

The following table sets forth net book value of flight equipment attributable to individual countries representing at least 10% of total assets based on each lessee’s principal place of business as of December 31:

	2008		2009
	Net Book	Net Book	Net Book	Net Book
Country	Value	Value %	Value	Value %

Netherlands	$478,444	12%	$435,796	11%

At December 31, 2008 and 2009, the amounts of lease incentive liabilities recorded in maintenance payments on the consolidated balance sheets were $2,353 and $14,859, respectively.

At December 31, 2008 and 2009, the amounts of prepaid lease incentives, net of amortization, recorded in other assets on the consolidated balance sheets were $5,056 and $9,560 respectively.

Note 4.	Variable Interest Entities

Aircastle consolidates five VIEs of which Aircastle is the primary beneficiary. ACS Aircraft Finance Ireland plc (“ACS Ireland”), ACS Aircraft Finance Ireland 2 Limited (“ACS Ireland 2”), ACS Ireland 3 Limited (“ACS Ireland 3”), Air Knight 1 Leasing Limited (“Air Knight 1”) and Air Knight 2 Leasing Limited (“Air Knight 2”), which had total combined assets of $631,375 at December 31, 2009, are VIEs which we consolidate. We are the primary beneficiary of ACS Ireland, ACS Ireland 2 and ACS Ireland 3 as we bear the significant risk of loss and participate in gains through Class E-1 Securities. An Irish charitable trust owns 95% of the common shares of each of these three Ireland VIEs. The Irish charitable trust’s risk is limited to its annual dividend of $2 per VIE. We are the primary beneficiary of Air Knight 1 and Air Knight 2 as we bear the significant risk of loss and participate in gains through a finance lease and we guarantee the performance of these two VIEs.

At December 31, 2009, the assets of the five VIEs include seventeen aircraft transferred into the VIEs in connection with Securitization No. 1, Securitization No 2, Term Financing No. 1 and the ECA Term Financings. The operating activities of these VIEs are limited to acquiring, owning, leasing, maintaining, operating and, under certain circumstances, selling the seventeen aircraft. At December 31, 2009, the outstanding principal amount of debt for the five VIEs was $471,445. The debt of the three Ireland VIEs is neither an obligation of, nor guaranteed by, Aircastle Limited. Aircastle Limited does

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

guarantee the debt of the two Air Knight VIEs. (See Note 7. Securitizations and Borrowings under Credit Facilities — Securitizations and Term Debt Financings.)

Note 5.	Discontinued Operations and Flight Equipment Held for Sale

In March 2007, one of our aircraft was classified as flight equipment held for sale and the sale was completed in May 2007. The specifically identified operating activities of this aircraft have been reflected in discontinued operations for all periods presented.

Earnings from discontinued operations for the aircraft held for sale were as follows:

Year Ended
December 31, 2007

Earnings from discontinued operations:
Lease rentals	$2,364
Gain on disposition	11,566
Depreciation and other expenses	(761)
Other expenses	(185)
Interest expense, net	—

Earnings from discontinued operations before income tax provision	12,984
Income tax provision	(43)

Earnings from discontinued operations, net of income taxes	$12,941

Note 6.	Debt Investments

As of December 31, 2008, all of our debt investments classified as available-for-sale were U.S. corporate obligations. The aggregate fair value of our debt investments at December 31, 2008 was $14,349.

During 2009, we sold our remaining debt investments for $13,708, plus accrued interest, resulting in a gain of $4,965 which is included in other income (expense) on the consolidated statement of income.

Note 7.	Securitizations and Borrowings under Credit Facilities

The outstanding amounts of our securitizations and term debt financing facilities were as follows:

	At
	December 31,
	2008	At December 31, 2009
	Outstanding	Outstanding		Final Stated
Debt Obligation	Borrowings	Borrowings	Interest Rate(1)	Maturity(2)

Securitizations and Term Debt Financings:
Securitization No. 1	$472,048	$436,091	0.50%	6/20/31
Securitization No. 2	1,097,913	1,061,566	0.49%	6/14/37
Term Financing No. 1	757,610	708,710	1.99%	5/02/15
Term Financing No. 2	148,725	118,605	2.90%	9/23/13
ECA Term Financings	—	139,588	4.48% and 3.96%	5/27/21 and 12/03/21

Total	$2,476,296	$2,464,560

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

(1)	Reflects floating rate in effect at the applicable reset date except for the ECA Term Financings, which are fixed rate.

(2)	For Securitization No. 1, Securitization No. 2 and Term Financing No. 1, all cash flows available after expenses and interest will be applied to debt amortization, if the debt is not refinanced by June 2011, June 2012, and May 2013, respectively.

The following securitizations and term debt financing structures include liquidity facility commitments described in the table below:

		Available Liquidity
	Liquidity	December 31,	December 31,		Unused	Interest Rate
Facility	Facility Provider	2008	2009		Fee	on any Advances
		(Dollars in thousands)

Securitization No. 1	Calyon	$42,000	$42,000		0.45%	1M Libor + 1.00%
Securitization No. 2	HSH Nordbank AG	82,343	79,617	(1)	0.50%	1M Libor + 0.75	%(2)
Term Financing No. 1	Calyon	15,152	14,174		0.60%	1M Libor + 1.20%

(1)	Following a ratings downgrade with respect to the liquidity facility provider in May 2009, the liquidity facility was drawn and the proceeds, or permitted investments thereof, remain available to provide liquidity if required.

(2)	Amounts drawn following a ratings downgrade with respect to the liquidity facility provider do not bear interest; however, net investment earnings will be paid to the liquidity facility provider and the unused fee continues to apply.

The purpose of these facilities is to provide liquidity for the relevant securitization or term financing in the event that cash flow from lease contracts and other revenue sources is not sufficient to pay operating expenses with respect to the relevant aircraft portfolio, interest payments and interest rate hedging payments for the relevant securitization or term debt financings. These liquidity facilities are generally 364-day commitments of the liquidity provider and may be extended prior to expiry. If a facility is not extended, or in certain circumstances if the short-term credit rating of the liquidity provider is downgraded, the relevant securitization or term financing documents require that the liquidity facility is drawn and the proceeds of the drawing placed on deposit so that such amounts may be available, if needed, to provide liquidity advances for the relevant securitization or term financing. Downgrade or non-extension drawings are generally not required to be repaid to the liquidity facility provider until 15 days after final maturity of the securitization or term financing debt. In the case of the liquidity facilities for Securitization No. 1 and Term Financing No. 1, the required amount of the facilities reduce over time as the principal balance of the debt amortizes, with the Securitization No. 2 liquidity facility having a minimum required amount of $65,000.

In May 2009, we were notified of a short-term credit rating downgrade of the liquidity facility provider for Securitization No. 2, HSH Nordbank AG. This downgrade required a drawing of the liquidity facility in cash, which was deposited in a liquidity facility deposit account and held as cash collateral. HSH Nordbank AG directs the investment of this restricted cash into AAA-rated investments. Accordingly, the restricted cash is recorded as an asset on our consolidated balance sheet as Restricted liquidity facility collateral. In addition, the commitment to repay the Securitization No. 2 liquidity facility is recorded as a liability on our consolidated balance sheet as Liquidity facility. As of December 31, 2009, the liquidity facilities for Securitization No. 1 and Term Financing No. 1 remain undrawn.

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

The terms of Securitization No. 1 require the ACS 1 Group to satisfy certain financial covenants, including the maintenance of debt service coverage ratios. The ACS 1 Group’s compliance with these covenants depends substantially upon the timely receipt of lease payments from its lessees. In particular, during the first five years from issuance, Securitization No. 1 has an amortization schedule that requires that lease payments be applied to reduce the outstanding principal balance of the indebtedness so that such balance remains at 54.8% of the assumed future depreciated value of the portfolio. If the debt service coverage ratio requirement of 1.70 is not met on two consecutive monthly payment dates during the fourth and fifth year following the closing date of Securitization No. 1 (beginning June 15, 2009), all excess securitization cash flow is required to be used to reduce the principal balance of the indebtedness and will not be available to us for other purposes, including paying dividends to our shareholders.

The ACS 1 Notes provide for monthly payments of interest at a floating rate of one-month LIBOR plus 0.27%, and scheduled payments of principal. Financial Guaranty Insurance Company (“FGIC”) issued a financial guaranty insurance policy to support the payment of interest when due on the ACS 1 Certificates and the payment, on the final distribution date, of the outstanding principal amount of the ACS 1 Certificates. The downgrade in the rating of FGIC did not result in a change in any of the rights or obligations of the parties to Securitization No. 1. If FGIC were to become insolvent, it would lose certain consent rights under the financing documents, but it would retain its consent rights in respect of proposed aircraft sales, and the policy premiums would continue to be payable.

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

The terms of Securitization No. 2 require the ACS 2 Group to satisfy certain financial covenants, including the maintenance of debt service coverage ratios. The ACS 2 Group’s compliance with these covenants depends substantially upon the timely receipt of lease payments from its lessees. In particular, during the first five years from issuance, Securitization No. 2 has an amortization schedule that requires that lease payments be applied to reduce the outstanding principal balance of the indebtedness so that such balance remains at 60.6% of an assumed value of the 57 aircraft securing the ACS 2 Notes, reduced over time by an assumed amount of depreciation. If the debt service coverage ratio requirement of 1.70 is not met on two consecutive monthly payment dates in the fourth and fifth year following the closing date of Securitization No. 2 (beginning June 8, 2010), all excess securitization cash flow is required to be used to reduce the principal balance of the indebtedness and will not be available to us for other purposes, including paying dividends to our shareholders.

We used a portion of Securitization No. 2 to repay amounts owed on Amended Credit Facility No. 2 and to repay Credit Facility No. 3 in full in July 2007. The remainder of the proceeds was used for the acquisition of aircraft and working capital purposes.

The ACS 2 Notes provide for monthly payments of interest at a floating rate of one-month LIBOR plus 0.26%, and scheduled payments of principal. FGIC issued a financial guaranty insurance policy to support the payment of interest when due on the ACS 2 Certificates and the payment, on the final distribution date, of the outstanding principal amount of the ACS 2 Certificates. The downgrade in the rating of FGIC did not result in any change in the rights or obligations of the parties to Securitization No. 2. If FGIC were to become insolvent, it would lose certain consent rights under the financing documents, but it would retain its consent rights in respect of proposed aircraft sales, and the policy premiums would continue to be payable.

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

Term Financing No. 1

On May 2, 2008 two of our subsidiaries, ACS Ireland 3 and ACS 2008-1 Limited (“ACS Bermuda 3”), which we refer to together with their subsidiaries as the ACS 3 Group, entered into a seven year, $786,135 term debt facility, which we refer to as “Term Financing No. 1,” to finance a portfolio of 28 aircraft, or the Term Financing No. 1 Portfolio. The loans under Term Financing No. 1 are secured by, among other things, first priority security interests in, and pledges or assignments of ownership interests in, the aircraft-owning and other subsidiaries which are part of the financing structure, as well as by

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

interests in aircraft leases, cash collections and other rights and properties they may hold. However, the loans are neither obligations of, nor guaranteed by, Aircastle Limited. The loans mature on May 2, 2015.

We generally retained the right to receive future cash flows after the payment of claims that are senior to our rights, including, but not limited to, payment of expenses related to the Term Financing No. 1 Portfolio, fees of administration and fees and expenses of service providers, interest and principal on the loans, amounts owed to interest rate hedge providers and amounts, if any, owed to the liquidity provider for previously unreimbursed advances. We are entitled to receive these excess cash flows until May 2, 2013, subject to confirmed compliance with the Term Financing No. 1 loan documents. After that date, all excess cash flows will be applied to the prepayment of the principal balance of the loans.

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

Term Financing No. 1 requires compliance with certain financial covenants in order to continue to receive excess cash flows, including the maintenance of loan to value and debt service coverage ratios. If the loan to value ratio exceeds 75%, all excess cash flows will be applied to prepay the principal balance of the loans until such time as the loan to value ratio falls below 75%. In addition, debt service coverage must be maintained at a minimum of 1.32. If the debt service coverage ratio requirements are not met on two consecutive monthly payment dates, all excess cash flows will thereafter be applied to prepay the principal balance of the loans until such time as the debt service coverage ratio exceeds the minimum level. Compliance with these covenants depends substantially upon the appraised value of the aircraft securing Term Financing No. 1 and the timely receipt of lease payments from their lessees. We refer to any prepayments of principal following noncompliance with the loan to value or debt service coverage ratios as Supplemental Principal Payments.

A maintenance-adjusted appraisal of Term Financing No. 1 Portfolio must be completed each year, before a date in early May by a specified appraiser. To determine the maintenance-adjusted values, the appraiser applies upward or downward adjustments of its “half-life” current market values for the aircraft in the Term Financing No. 1 Portfolio based upon the maintenance status of the airframe, engines, landing gear and auxiliary power unit, or APU, and applies certain other upward or downward adjustments for equipment and capabilities and for utilization. Compliance with the loan to value ratio is measured each month by comparing the 75% minimum ratio against the most recently completed maintenance-adjusted appraised value, less 0.5% for each month since such appraisal was provided to the lenders, plus 75% of the cash maintenance reserve balance held on deposit for the Term Financing No. 1 Portfolio. Noncompliance with the loan to value ratio will require us to make Supplemental Principal Payments but will not by itself result in a default under Term Financing No. 1.

In March 2010, we completed the maintenance-adjusted appraisal for the Term Financing No. 1 Portfolio and determined that, based upon the appraiser’s January 2010 current market values for the aircraft and the relevant maintenance adjustments, we expect that the 2010 appraisal will indicate an April 2010 loan to value ratio of approximately 78% and therefore we do not expect to meet the loan to value requirement until Supplemental Principal Payments are made. We estimate that approximately

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

$20 million in Supplemental Principal Payments will be required to be made before any excess cash flow from Term Financing No. 1 is paid to us.

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

Term Financing No. 2 requires our relevant subsidiaries to satisfy certain financial covenants, including the maintenance of loan to value and interest coverage ratios. The loan to value ratio begins at 75% of appraised value and reduces over time to 35% of appraised value approximately 54 months after closing. The interest coverage test compares available cash, being the amount by which rentals received in the preceding six month period exceeds any re-leasing costs and servicing fees, to interest on the loans (net of interest rate hedging) during that period. The interest coverage ratio tests, on any quarterly payment date, whether available cash exceeds net interest costs by a factor of three (rising over time to five in the fifth year after closing), and the covenant will be breached if the test fails on any two consecutive quarterly payment dates. Compliance with these covenants depends substantially upon the appraised value of the aircraft securing Term Financing No. 2, the timely receipt of lease payments from the relevant lessees and on our ability to utilize the cure rights provided to us in the loan documents. Failure to comply with the loan to value test, or to comply with the interest coverage test at a time when we are also in breach of a modified version of the loan to value test, would result in a default under Term Financing No. 2 in the absence of cure payments by us.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

ECA Term Financings

In May 2009, we entered into a twelve-year $70,916 term loan with Citibank International Plc which is supported by a guarantee from Compagnie Francaise d’Assurance pour le Commerce Exterieur, or COFACE, the French government sponsored export credit agency, or ECA, for the financing of a new Airbus Model A330-200 aircraft. The borrowing under this financing bears a fixed rate of interest equal to 4.475%. In December 2009, we entered into a twelve-year $71,313 term loan with Calyon, which is also supported by a guarantee from COFACE, for the financing of a new Airbus Model A330-200 aircraft. The borrowing under this financing bears a fixed rate of interest equal to 3.96%. We refer to these COFACE-supported financings as ECA Term Financings.

The obligations outstanding under the ECA Term Financings are secured by, among other things, a mortgage over the aircraft and a pledge of our ownership interest in our subsidiary company that leases the aircraft to the operator. The ECA Term Financings documents contain a $500,000 minimum net worth covenant for Aircastle Limited, as well as a material adverse change default and cross default to any other recourse obligation of Aircastle Limited, and other terms and conditions customary for ECA-supported financings being completed at this time. In addition, Aircastle Limited has guaranteed the repayment of the ECA Term Financings.

Credit Facilities

Historically, we used short-term credit facilities to finance primarily aircraft acquisitions and refinanced these short-term facilities with securitizations or term debt facilities secured by groups of aircraft. These short-term facilities, which we commonly referred to as Revolving Credit Facility, Amended Credit Facility No. 2, 2008-A Credit Facility, 747 PDP Credit Facility, Credit Facility No. 1 and Credit Facility No. 3, matured on their scheduled maturity dates and none of these credit facilities were outstanding as of December 31, 2008 and 2009.

The weighted average interest rates for our credit facilities at December 31, 2007, 2008 and 2009 were 6.26% 0% and 0%, respectively.

Maturities of the securitizations and term debt financings over the next five years and thereafter are as follows:

2010	$170,089	(1)
2011	200,795	(1)
2012	295,227
2013	378,585
2014	391,250
Thereafter	1,028,614

Total	$2,464,560

(1)	Includes repayments of $16,134 in 2010 and $7,362 in 2011 related to contracted sales for two aircraft in 2010 and one aircraft in 2011. Does not include any supplemental principal payments of approximately $20 million that we would expect to make over the next twelve months if the loan to value for Term Financing No. 1 is approximately 78%.

Note 8.	Shareholders’ Equity and Share Based Payment

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

In December 2009, the Company granted restricted common shares to employees with a total fair value of $3,189. The 347,050 restricted common shares granted had grant prices which ranged between $9.04 and $9.55 per share. Of these restricted common shares, 279,600 vest over three years. The remaining 67,450 restricted common shares vest over five years.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

A summary of the fair value of non-vested shares for the years ended December 31, 2007, 2008 and 2009 is as follows:

		Weighted	Fair Value of
		Average	Non-vested
	Shares	Grant Date	Shares at
Non vested Shares	(in 000’s)	Fair Value	Grant Date

Non-vested at January 1, 2007	901.3	$18.05	$16,266
Granted	436.5	30.72	13,410
Cancelled	(17.3)	23.52	(407)
Vested	(259.9)	19.20	(4,988)

Non-vested at December 31, 2007	1,060.6	22.89	24,281
Granted	85.0	14.84	1,262
Cancelled	(0.6)	28.89	(17)
Vested	(238.2)	18.91	(4,504)

Non-vested at December 31, 2008	906.8	23.18	21,022
Granted	1,069.4	5.97	6,386
Cancelled	(0.3)	28.89	(9)
Vested	(297.7)	20.30	(6,044)

Non-vested at December 31, 2009	1,678.2	$12.73	$21,355

The fair value of the restricted common shares granted in 2007, 2008 and 2009 were determined based upon the market price of the shares at the grant date.

The total unrecognized compensation cost, adjusted for estimated forfeitures, related to all non-vested shares as of December 31, 2009, in the amount of $13,293, is expected to be recognized over a weighted average period of 2.2 years.

Note 9.	Dividends

The following table sets forth the quarterly dividends declared by our Board of Directors for the three years ended December 31, 2009:

	Dividend	Aggregate
	per	Dividend
Declaration Date	Common Share	Amount	Record Date	Payment Date

December 13, 2006	$0.4375	22,584	December 29, 2006	January 15, 2007
March 14, 2007	$0.50	33,634	March 30, 2007	April 13, 2007
June 14, 2007	$0.60	40,460	June 29, 2007	July 13, 2007
September 13, 2007	$0.65	43,822	September 28, 2007	October 15, 2007
December 11, 2007	$0.70	55,004	December 31, 2007	January 15, 2008
March 24, 2008	$0.25	19,640	March 31, 2008	April 15, 2008
June 11, 2008	$0.25	19,647	June 30, 2008	July 15, 2008
September 11, 2008	$0.25	19,655	September 30, 2008	October 15, 2008
December 22, 2008	$0.10	7,862	December 31, 2008	January 15, 2009
March 13, 2009	$0.10	7,923	March 31, 2009	April 15, 2009
June 10, 2009	$0.10	7,923	June 30, 2009	July 15, 2009
September 10, 2009	$0.10	7,925	September 30, 2009	October 15, 2009
December 14, 2009	$0.10	7,955	December 31, 2009	January 15, 2010

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 10.	Earnings Per Share

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

	Year Ended December 31,
	2007	2008	2009

Weighted-average shares:
Common shares outstanding	67,177,528	77,750,136	77,986,155
Restricted common shares	890,731	895,978	1,317,547

Total weighted-average shares	68,068,259	78,646,114	79,303,702

Percentage of weighted-average shares:
Common shares outstanding	98.7%	98.9%	98.3%
Restricted common shares	1.3%	1.1%	1.7%

Total	100.0%	100.0%	100.0%

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The calculations of both basic and diluted earnings per share for the years ended December 31, 2007, 2008 and 2009 are as follows:

	Year Ended December 31,
	2007	2008	2009

Earnings per common share — Basic:
Income from continuing operations	$114,403	$115,291	$102,492
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(1,497)	(1,313)	(1,703)

Income from continuing operations available to common shareholders — Basic	$112,906	$113,978	$100,789

Earnings from discontinued operations	$12,941	$—	$—
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(169)	—	—

Earnings from discontinued operations available to common shareholders — Basic	$12,772	$—	$—

Weighted-average common shares outstanding — Basic	67,177,528	77,750,136	77,986,155

Income from continuing operations	$1.68	$1.47	$1.29
Earnings from discontinued operations	0.19	—	—

Net income per common share — Basic	$1.87	$1.47	$1.29

Earnings per common share — Diluted:
Income from continuing operations	$114,403	$115,291	$102,492
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(1,497)	(1,313)	(1,703)

Income from continuing operations available to common shareholders — Basic	$112,906	$113,978	$100,789

Earnings from discontinued operations	$12,941	$—	$—
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(169)	—	—

Earnings from discontinued operations available to common shareholders — Basic	$12,772	$—	$—

Weighted-average common shares outstanding — Basic	67,177,528	77,750,136	77,986,155
Effect of diluted shares	— (b)	— (b)	— (b)

Weighted-average common shares outstanding — Diluted	67,177,528	77,750,136	77,986,155

Income from continuing operations	$1.68	$1.47	$1.29
Earnings from discontinued operations	0.19	—	—

Net income per common share — Diluted	$1.87	$1.47	$1.29

(a)	For the years ended December 31, 2007, 2008 and 2009, distributed and undistributed earnings to restricted shares is 1.3%, 1.1% and 1.7%, respectively, of net income. The amount of restricted

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

share forfeitures for all periods present is immaterial to the allocation of distributed and undistributed earnings.

(b)	For the years ended December 31, 2007, 2008 and 2009, we have no dilutive shares.

Note 11.	Income Taxes

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

The sources of income from continuing operations before income taxes for the years ended December 31, 2007, 2008 and 2009 were as follows:

	Year Ended December 31,
	2007	2008	2009

U.S. operations	$2,352	$2,109	$1,971
Non-U.S. operations	119,709	120,723	109,181

Total	$122,061	$122,832	$111,152

The components of the income tax provision from continuing operations for the year ended December 31, 2007, 2008 and 2009 consisted of the following:

	Year Ended December 31,
	2007	2008	2009

Current:
United States:
Federal	$4,365	$1,110	$1,805
State	749	205	96
Non-U.S.	5,501	1,313	583

Current income tax provision	10,615	2,628	2,484

Deferred:
United States:
Federal	(1,216)	1,790	628
State	(244)	251	244
Non-U.S.	(1,497)	2,872	5,304

Deferred income tax provision (benefit)	(2,957)	4,913	6,176

Total	$7,658	$7,541	$8,660

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2007, 2008 and 2009 consisted of the following:

	Year Ended December 31,
	2007	2008	2009

Deferred tax assets:
Non-cash share based payments	$1,666	$2,382	$2,507
Hedge gain	537	77	—
Net operating loss carry forwards	1,622	5,366	5,775
Interest rate derivatives	1,928	4,529	3,056
Other	173	—	—

Total deferred tax assets	5,926	12,354	11,338

Deferred tax liabilities:
Accelerated depreciation	(2,963)	(12,007)	(18,720)
Other	(119	(159)	(627)

Total deferred tax liabilities	(3,082)	(12,166)	(19,347)

Net deferred tax (liabilities) assets	$2,844	$188	$(8,009)

The Company had approximately $8,167 of net operating loss carry forwards available at December 31, 2009 to offset future taxable income subject to U.S. graduated tax rates. If not utilized, these carry forwards begin to expire in 2027. The Company also had net operating loss carry forwards of $24,311 with no expiration date to offset future Irish taxable income. Deferred tax assets and liabilities are included in other assets and accounts payable and accrued liabilities, respectively, in the accompanying consolidated balance sheets.

We do not expect to incur income taxes on future distributions of undistributed earnings of non-U.S. subsidiaries and, accordingly, no deferred income taxes have been provided for the distributions of such earnings. As of December 31, 2009, we have elected to permanently reinvest our accumulated undistributed U.S. earnings of $7,378. Accordingly, no U.S. withholding taxes have been provided. Withholding tax of $2,213 would be due if such earnings were remitted.

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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income from continuing operations at December 31, 2007, 2008 and 2009 consisted of the following:

	Year Ended December 31,
	2007	2008	2009

Notional U.S. federal income tax expense at the statutory rate:	$42,721	$42,991	$38,903
U.S. state and local income tax, net	164	88	129
Non-U.S. operations	(35,434)	(35,550)	(31,061)
Non-deductible expenses in the U.S.	199	87	710
Other	8	(75)	(21)

Provision for income taxes	$7,658	$7,541	$8,660

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. We did not have any unrecognized tax benefits.

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

Our policy is that we will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We did not accrue interest or penalties associated with any unrecognized tax benefits, nor was any interest expense or penalty recognized during the year.

Note 12.	Interest, Net

The following table shows the components of interest, net for the years ended December 31, 2007, 2008 and 2009:

	Year Ended December 31,
	2007	2008	2009

Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$109,853	$169,860	$146,617
Hedge ineffectiveness losses	171	16,623	463
Amortization related to deferred (gains) losses	(4,849)	15,488	12,894
Losses on termination of interest rate swaps	—	1,003	—
Amortization of deferred financing fees	6,991	13,603	12,232

Interest Expense	112,166	216,577	172,206
Less interest income	(12,239)	(7,311)	(939)
Less capitalized interest	(7,267)	(5,737)	(1,457)

Interest, net	$92,660	$203,529	$169,810

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 13.	Commitments and Contingencies

Rent expense, primarily for the corporate office and sales and marketing facilities, was approximately $961, $1,342 and $1,272 for the years ended December 31, 2007, 2008 and 2009, respectively.

As of December 31, 2009, Aircastle is obligated under non-cancelable operating leases relating principally to office facilities in Stamford, Connecticut, Dublin, Ireland, and Singapore for future minimum lease payments as follows:

December 31,	Amount

2010	$1,118
2011	1,118
2012	1,119
2013	194
2014	194
Thereafter	291

Total	$4,034

On June 20, 2007, we entered into an acquisition agreement, which we refer to as the Airbus A330 Agreement, under which we agreed to acquire new A330 aircraft, or the New A330 Aircraft, from Airbus. We currently have ten New A330 Aircraft remaining to be delivered, with two scheduled for delivery in 2010, seven in 2011 and one in 2012. During 2009, we acquired two New A330 Aircraft.

At December 31, 2009, we had commitments to acquire, convert and/or modify aircraft including, where applicable, our estimate of adjustments for configuration changes, engine acquisition costs, contractual price escalations and other adjustments, net of amounts already paid, as follows:

December 31,	Amount

2010	$246,054
2011	423,806
2012	60,345

Total	$730,205

Note 14.	Related Party Transactions

Fortress provides certain support services to Aircastle and requires us to reimburse it for costs incurred on its behalf. These costs consist primarily of professional services and office supplies purchased from third parties. These expenses are charged to Aircastle at cost and are included in selling, general and administrative expenses in our consolidated statements of operations. Total costs of direct operating services were $32 in 2007, $0 in 2008 and $0 in 2009.

Through December 31, 2006, Aircastle employees participated in various benefit plans sponsored by Fortress, including a voluntary savings plan (“401(k) Plan”) and other health and benefit plans. Aircastle reimbursed Fortress $627 and $113 in 2006 and 2007, respectively, for its costs under the 401(k) Plan and the health and benefit plans. Aircastle also reimbursed Fortress for matching contributions up to 3% of eligible earnings. At December 31, 2006, Aircastle had accrued $113 in annual contributions for the 2006 plan year for our employees’ participation in the 401(k) Plan sponsored by Fortress, which was paid to Fortress in March 2007. In January 2007, Aircastle established a separate 401(k) plan and other health and benefit plans. Total costs under the Aircastle 401(k) plan and other health and benefit plans were $990, $1,390 and $1,497 in 2007, 2008 and 2009, respectively.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

As of December 31, 2007, a deposit of $200 related to the sale of the two aircraft discussed below was payable to Fortress and was paid to Fortress in January 2008. As of December 31, 2008 and 2009, we had a payable of $0 and $0, respectively, to Fortress.

In May 2006, two of our operating subsidiaries entered into service agreements to provide certain leasing, remarketing, administrative and technical services to a Fortress entity with respect to four aircraft owned by the Fortress entity and leased to third parties. As of December 31, 2007, 2008 and 2009, we had earned $596, $117 and $174, respectively, in fees due from the Fortress entity. Total fees paid to us for the years ended December 31, 2007, 2008 and 2009 were $632, $117 and $166, respectively. Our responsibilities include remarketing the aircraft for lease or sale, invoicing the lessees for expenses and rental payments, reviewing maintenance reserves, reviewing the credit of lessees, arranging for the periodic inspection of the aircraft and securing the return of the aircraft when necessary. The agreements also provide that the Fortress entity will pay us 3.0% of the collected rentals with respect to leases of the aircraft, plus expenses incurred during the service period, and will pay us 2.5% of the gross sales proceeds from the sale of any of the aircraft, plus expenses incurred during the service period. We believe that the scope of services and fees under these service agreements were concluded on an arms-length basis. In May 2007, we sold two aircraft owned by Fortress and Fortress paid us a fee in the amount of $403 for the remarketing of these two aircraft. In May 2009, we sold one aircraft owned by Fortress and Fortress paid us a fee in the amount of $55 for the remarketing of this aircraft. In August 2009, we sold a second aircraft owned by Fortress on an installment sale basis, for which a fee of $270 is due from Fortress to the Company. The proceeds of this sale are paid in installments to Fortress, as is the fee due from Fortress to us. In 2009, we received $38 in fee payments related to this second aircraft. The service agreements had an initial term which expired on December 31, 2008, but continued thereafter unless one party terminates the agreement by providing the other with advance written notice. As of December 31, 2008 and 2009, we had a $58 and a $94 receivable, respectively, from Fortress.

For the years ended December 31, 2007, 2008 and 2009, Aircastle paid $560, $552 and $238, respectively, for legal fees related to the establishment and financing activities of our Bermuda subsidiaries, and, for the years ended December 31, 2007, 2008, and 2009, Aircastle paid $162, $156 and $128 for Bermuda corporate services related to our Bermuda companies to a law firm and a corporate secretarial services provider affiliated with a Bermuda resident director serving on certain of our subsidiaries’ board of directors. The Bermuda resident director serves as an outside director of these subsidiaries.

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

The objective of our hedging policy is to adopt a risk averse position with respect to changes in interest rates. Accordingly, we have entered into a number of interest rate derivatives to hedge the current and expected future interest rate payments on our variable rate debt. Interest rate derivatives are agreements in which a series of interest rate cash flows are exchanged with a third party over a prescribed period. The notional amount on an interest rate derivative is not exchanged. Our interest rate derivatives typically provide that we make fixed rate payments and receive floating rate payments to convert our floating rate borrowings to fixed rate obligations to better match the largely fixed rate cash flows from our investments in flight equipment.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

We held the following interest rate derivatives as of December 31, 2009:

	Liability Derivatives
				Future
	Current			Maximum
	Notional	Effective	Maturity	Notional	Floating	Fixed	Balance Sheet
Hedged Item	Amount	Date	Date	Amount	Rate	Rate	Location	Fair Value

Interest rate derivatives designated as cash flow hedges :
Securitization No. 1	$450,340	Jun-06	Jun-16	$450,340	1M LIBOR + 0.27%	5.78%	Fair value of derivative liabilities	$50,504
Securitization No. 2	1,052,937	Jun-07	Jun-12	1,052,937	1M LIBOR	5.25% to 5.36%	Fair value of derivative liabilities	86,826
Term Financing No. 1(1)	643,453	Jun-08	May-13	643,453	1M LIBOR	4.04%	Fair value of derivative liabilities	34,565
Term Financing No. 1(1)	—	May-13	May-15	491,718	1M LIBOR	5.31%	Fair value of derivative liabilities	4,342

Total interest rate derivatives designated as cash flow hedges	2,146,730			2,638,448				176,237

Interest rate derivatives not designated as cash flow hedges:
Term Financing No. 2(2)	106,549	Oct-08	Sep-13	106,549	3M LIBOR	3.17%	Fair value of derivative liabilities	3,042

Total interest rate derivatives not designated as cash flow hedges	106,549			106,549				3,042

Total interest rate derivatives	$2,253,279			$2,744,997				$179,279

(1)	The interest payments related to Term Financing No. 1 are being hedged by two consecutive interest rate derivatives. When the first matures in May 2013, the next becomes effective.

(2)	Although we entered into this interest rate derivative to hedge the variable rate interest payments in connection with Term Financing No. 2, it has not been designated as a hedge for accounting purposes.

Our interest rate derivatives involve counterparty credit risk. As of December 31, 2009, our interest rate derivatives are held with the following counterparties: JP Morgan Chase Bank NA, Citibank Canada NA, HSH Nordbank AG and DVB Bank SE. All of our counterparties or guarantors of these counterparties are considered investment grade (senior unsecured ratings of A3 or above by Moody’s Investors Service and long-term foreign issuer ratings of BBB+ or above by Standard and Poor’s). As a result, we do not anticipate that any of these counterparties will fail to meet their obligations.

In addition to the derivative liability above, another component of the fair value of our interest rate derivatives is accrued interest. As of December 31, 2009, accrued interest payable included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheet was $6,143 related to interest rate derivatives designated as cash flow hedges and $78 for interest rate derivatives not designated as cash flow hedges.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Historically, the Company acquired its aircraft using short term credit facilities and equity. The short term credit facilities were refinanced by securitizations or term debt facilities secured by groups of aircraft. The Company completed two securitizations and two term financings during 2006 through 2008 (See Securitizations and Term Debt Financings). The Company entered into interest rate derivatives to hedge interest payments on variable rate debt for acquired aircraft as well as aircraft that it expected to acquire within certain future periods. In conjunction with its financing strategy, the Company used interest rate derivatives for periods ranging from 5 to 10 years to ‘fix the interest rates’ on the variable rate debt that it incurred to acquire aircraft in anticipation of the expected securitization or term debt re-financings.

At the time of each re-financing, the initial interest rate derivatives were terminated and new interest rate derivatives were executed as required by each specific debt financing. At the time of each interest rate derivative termination, certain interest rate derivatives were in a ‘gain’ position and others were in a ‘loss’ position. Since the hedged interest payments for the variable rate debt associated with each terminated interest rate derivative were probable of occurring, the gain or loss was deferred in accumulated other comprehensive income (loss) and is being amortized into interest expense over the relevant period for each interest rate derivative.

Prior to the securitizations and term debt financings, our interest rate derivatives typically required us to ‘post cash collateral’ to the counterparty when the value of the interest rate derivative exceeded a defined threshold. When the interest rate derivatives were ‘terminated’ and became part of a larger aircraft portfolio financing, there were no cash collateral posting requirements associated with the new interest rate derivative. As of December 31, 2009, we did not have any cash collateral pledged under our interest rate derivatives, nor do we have any existing agreements that require cash collateral postings.

Following is the effect of interest rate derivatives on the statement of financial performance for the year ended December 31, 2009:

Effective Portion					Ineffective Portion
Derivatives in		Location of	Amount of		Location of
ASC 815	Amount of	Gain or (Loss)	Gain or (Loss)		Gain or (Loss)	Amount of
Cash Flow	Gain or (Loss)	Reclassified from	Reclassified from		Recognized in	Gain or (Loss)
Hedging	Recognized in OCI	Accumulated OCI	Accumulated OCI into		Income on	Recognized in Income
Relationships	on Derivative(a)	into Income	Income(b)		Derivative	on Derivative(c)

Interest rate derivatives	$(6,631)	Interest expense	$(106,997	)(1)	Interest expense	$(1,239	)(1)

(a)	This represents the change in fair market value of our interest rate derivatives since year end, net of taxes, offset by the amount of actual cash paid related to the net settlements of the interest rate derivatives for each of the twelve months ended December 31, 2009.

(b)	This represents the amount of actual cash paid, net of taxes, related to the net settlements of the interest rate derivatives for each month of the twelve months ended December 31, 2009 plus any effective amortization of net deferred interest rate derivative losses.

(c)	This represents both realized and unrealized ineffectiveness incurred during the twelve months ended December 31, 2009.

(1)	Excludes accelerated deferred loss of $4,924 which was charged to interest expense during the twelve months ended December 31, 2009 as a result of changes in projected future debt related to the New A330 Aircraft.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Derivatives Not	Location of Gain	Amount of Gain
Designated as	or (Loss)	or (Loss)
Hedging Instruments	Recognized in Income	Recognized in Income
under ASC 815	on Derivative	on Derivative

Interest rate derivatives	Other income (expense)	$959

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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table summarizes the deferred (gains) and losses and related amortization into interest expense for our terminated interest rate derivative contracts for the years ended December 31, 2007, 2008, and 2009:

											Amount of
											Deferred
								Amount of Deferred (Gain) or			(Gain) or
								Loss Amortized (including			Loss
							Unamortized	Accelerated			Expected to
							Deferred	Amortization) into Interest			be
	Original					Deferred	(Gain) or	Expense			Amortized
	Maximum					(Gain) or	Loss at	For the Year Ended			Over the
	Notional	Effective	Maturity	Fixed	Termination	Loss Upon	December 31,	December 31,			Next Twelve
Hedged Item	Amount	Date	Date	Rate %	Date	Termination	2009	2007	2008	2009	Months

Securitization No. 1	$400,000	Dec-05	Aug-10	4.61	Jun-06	$(13,397)	$(1,847)	$(3,373)	$(3,214)	$(3,083)	$(1,845)

Securitization No. 1	200,000	Dec-05	Dec-10	5.03	Jun-06	(2,541)	(297)	(597)	(892)	(422)	(297)

Securitization No. 2	500,000	Mar-06	Mar-11	5.07	Jun-07	(2,687)	(798)	(432)	(746)	(711)	(677)

Securitization No. 2	200,000	Jan-07	Aug-12	5.06	Jun-07	(1,850)	(873)	(223)	(386)	(368)	(350)

Securitization No. 2	410,000	Feb-07	Apr-17	5.14	Jun-07	(3,119)	(2,010)	(224)	(487)	(398)	(348)

Term Financing No. 1	150,000	Jul-07	Dec-17	5.14	Mar-08	15,281	11,401	—	1,825	2,055	1,917

					Partial — Mar-08

Term Financing No. 1	440,000	Jun-07	Feb-13	4.88	Full — Jun-08	26,281	15,928	—	4,364	5,989	5,587

Term Financing No. 1	248,000	Aug-07	May-13	5.33	Jun-08	9,888	6,367	—	1,299	2,222	2,073

Term Financing No. 2	55,000	May-08	Mar-14	5.41	Jun-08	2,380	—	—	2,380	—	—

					Partial — Jun-08

Term Financing No. 2	360,000	Jan-08	Feb-19	5.16	Full — Oct-08	23,077	11,993	—	8,499	2,585	2,001

Repurchase Agreement	74,000	Feb-06	Jul-10	5.02	Feb-08	878	—	—	878	—	—

Repurchase Agreement	5,000	Dec-05	Sep-09	4.94	Mar-08	144	—	—	144	—	—

Repurchase Agreement	2,900	Jun-05	Mar-13	4.21	Jun-08	(19)	—	—	(19)	—	—

ECA Term Financing and New A330 Aircraft future debt	238,000	Jan-11	Apr-16	5.23	Dec-08	19,430	18,445	—	—	985	—

New A330 Aircraft future debt and securitization	231,000	Apr-10	Oct-15	5.17	Partial — Jun-08 Full — Dec-08	15,310	12,437	—	1,582	1,291	704

New A330 Aircraft future debt and securitization	203,000	Jun-07	Jan-12	4.89	Dec-08	2,728 (1)	—	—	1,264	1,464	—

New A330 Aircraft future debt and securitization	238,000	Jul-11	Sep-16	5.27	Dec-08	17,254	15,969	—	—	1,285	—

Total						$109,038	$86,715	$(4,849)	$16,491	$12,894	$8,765

(1)	The deferred loss for this swap is related to the period prior to de-designation.

The amount of loss expected to be reclassified from accumulated OCI into interest expense over the next 12 months consists of net interest settlements on active interest rate derivatives disclosed above, in the amount of $89,980 and the amortization of deferred net losses in the amount of $8,765. For the year ended December 31, 2009, the amount of loss reclassified from accumulated OCI into interest expense consisted of net interest settlements on active interest rate derivatives in the amount of $100,734, and the amortization of deferred net losses (including accelerated amortization) in the amount of $12,894 as disclosed below.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Securitization No. 1

During 2009, we partially terminated one interest rate derivative with a maximum notional of $451,911. A termination payment of $2,758 was made which related to the portion of interest payments that were not probable of occurring. The interest rate derivative was hedging interest payments related to Securitization No. 1. The hedge notional was reduced to match the revised debt balance due to sales of aircraft and the related repayment of debt. The remaining portion of the interest rate derivative was re-designated as a cash flow hedge for accounting purposes.

Term Financing No. 1

During 2008, we terminated three interest rate derivatives with maximum notional amounts of $150,000, $440,000 and $248,000 with deferred losses of $15,281, $26,281 and $9,888, respectively. These interest rate derivatives were hedging interest payments related to actual and forecasted borrowings under the Amended Credit Facility No. 2 and the related portion of debt re-financed into Term Financing No. 1. The deferred losses related to interest payments that were probable to occur are being amortized into interest expense using the interest rate method as interest payments occur. The deferred loss related to any portion of interest payments that were not probable of occurring were accelerated into interest expense.

During 2008, we entered into two amortizing interest rate derivatives with a balance guarantee notional and initial notional amounts of $710,068 and $491,718. The balance guarantee notional has a lower and upper notional band that adjusts to the outstanding principal balance on Term Financing No. 1. We entered into these interest rate derivatives in connection with Term Financing No. 1 in order to effectively pay interest at a fixed rate on a substantial portion of the loans under this facility. These interest rate derivatives were designated as cash flow hedges for accounting purposes on June 30, 2008.

Term Financing No. 2

During 2008, we terminated two interest rate derivatives with maximum notional amounts of $55,000 and $360,000 million with deferred losses of $2,380 and $23,077, respectively. These interest rate derivatives were hedging interest payments related to actual and forecasted borrowings under the Amended Credit Facility No. 2 and the related portion of debt re-financed into Term Financing No. 2. The deferred losses related to interest payments that were probable to occur are being amortized into interest expense using the interest rate method as interest payments occur. The deferred loss related to any portion of interest payments that were not probable of occurring were accelerated into interest expense.

During 2008, we entered into a series of interest rate forward rate contracts with an initial notional amount of $139,180. Although we entered into this arrangement to hedge the variable interest payments in connection with Term Financing No. 2, this instrument has not been designated as a cash flow hedge for accounting purposes. All mark to market adjustments related to these contracts are being charged directly to other income (expense) on the consolidated statement of income. The loss (income) charged to other income/expense through December 31, 2008 and 2009 was $4,581 and $(1,303) respectively.

Repurchase Agreements

During 2008, we terminated an interest rate swap, with a notional amount of $39,000 as of December 31, 2007 and $33,000 as of the termination date, related to a repurchase agreement we repaid when the underlying debt investments were sold, resulting in a loss of $878, which is included in interest expense on the consolidated statement of income for 2008. Similarly, we terminated an interest

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

rate swap with a notional amount of $5,000 related to a repurchase agreement we repaid, resulting in a loss of $144, which is included in interest expense on the consolidated statement of income for 2008. Additionally, we terminated an interest rate swap with a notional amount of $2,900 related to a repurchase agreement we repaid, resulting in a gain of $19, which is included in interest expense on the consolidated statement of income for 2008.

New A330 Aircraft

During 2008, we terminated four interest rate derivatives with maximum notional amounts of $203,000, $231,000, $238,000 and $238,000 with deferred losses of $2,728, $15,310, $19,430 and $17,254, respectively. These interest rate derivatives were originally executed to hedge expected interest payments related to actual and forecasted borrowings related to the acquisition and related financing for New A330 Aircraft. We terminated these interest rate derivatives to limit our exposure to cash collateral calls. The deferred losses will be amortized into interest expense over the relevant periods since the expected debt associated with the acquisition of these aircraft is still probable of occurring. Some level of hedge ineffectiveness has occurred and may continue to occur due to the changes in: (1) the expected number of New A330 Aircraft to be acquired; (2) the timing of such future deliveries, and; (3) the level of debt associated with each New A330 Aircraft at delivery. To limit our exposure to interest rate changes in relation to the anticipated long-term financings required for six of our New A330 Aircraft, we entered into lease agreements which adjust the lease rentals to changes in the seven year swap rate at delivery, at which time, the lease rentals rate will be fixed for the lease term.

The following table summarizes amounts charged directly to the consolidated statement of income for the years ended December 31, 2007, 2008 and 2009 related to our interest rate derivative contracts:

	Year Ended December 31,
	2007	2008	2009

Interest Expense:
Hedge ineffectiveness losses	$171	$16,623	$463

Amortization:
Accelerated amortization of deferred losses	—	11,963	4,924
Amortization of deferred (gains) losses	(4,849)	3,525	7,970
Losses on termination of interest rate swaps	—	1,003	—

Total Amortization	(4,849)	16,491	12,894

Total charged to interest expense	$(4,678)	$33,114	$13,357

Other Income (Expense):
Mark to market gains (losses) on undesignated hedges	$1,154	$(11,446)	$959

Total charged to other income (expense)	$1,154	$(11,446)	$959

The weighted average interest pay rates of these derivatives at December 31, 2007, 2008 and 2009 were 5.28%, 4.97% and 4.91%, respectively. As of December 31, 2009, we did not have any existing agreements that require cash collateral postings we were not required to have any cash collateral pledged under our interest rate swaps or our forward contracts.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 16.	Segment Reporting

Historically we reported separate segment information for the operations of our Aircraft Leasing and Debt Investments segments. Beginning in the first quarter of 2008, in conjunction with the sale of two of our debt investments, our chief operating decision maker, who is the Company’s Chief Executive Officer, began reviewing and assessing the operating performance of our business on a consolidated basis as the sale caused the operational results and asset levels of our remaining debt investments to be immaterial to our business and operations. As a result, we now operate in a single segment. During 2009, we sold our remaining debt investments.

Note 17.	Quarterly Financial Data (Unaudited)

Quarterly results of our operations for the years ended December 31, 2008 and 2009 are summarized below:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2008
Revenues	$134,956	$145,395	$144,454	$157,782
Net income	$31,637	$35,341	$23,574	$24,739
Basic earnings per share:
Net income	$0.40	$0.45	$0.30	$0.31
Diluted earnings per share:
Net income	$0.40	$0.45	$0.30	$0.31
2009
Revenues	$132,138	$136,913	$165,740	$135,794
Net income	$18,471	$27,571	$33,458	$22,992
Basic earnings per share:
Net income	$0.23	$0.35	$0.42	$0.29
Diluted earnings per share:
Net income	$0.23	$0.35	$0.42	$0.29

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

		Unrealized	Accumulated
		Appreciation	Other
	Fair Value of	Debt	Comprehensive
	Derivatives	Securities	Income (Loss)

January 1, 2007	$(4,481)	$14,390	$9,909
Net change in fair value of derivatives, net of tax benefit of $1,928	(126,892)	—	(126,892)
Net derivative gain reclassified into earnings	(4,849)	—	(4,849)
Net change in unrealized fair value of debt investments	—	(3,557)	(3,557)

December 31, 2007	(136,222)	10,833	(125,389)
Net change in fair value of derivatives, net of tax benefit of $2,602	(245,407)	—	(245,407)
Net derivative loss reclassified into earnings	16,491	—	16,491
Net change in unrealized fair value of debt investments	—	(8,297)	(8,297)

December 31, 2008	(365,138)	2,536	(362,602)
Net change in fair value of derivatives, net of tax expense of $1,473	92,396	—	92,396
Net derivative loss reclassified into earnings	12,894	—	12,894
Gain on debt investments reclassified into earnings		(4,965)	(4,965)
Net change in unrealized fair value of debt investments	—	2,429	2,429

December 31, 2009	$(259,848)	$—	$(259,848)

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Aircastle Limited has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 5, 2010

Aircastle Limited

By:	/s/ Ron Wainshal
Ron Wainshal
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Aircastle Limited and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Ron Wainshal Ron Wainshal	Chief Executive Officer	March 5, 2010

/s/ Michael Inglese Michael Inglese	Chief Financial Officer	March 5, 2010

/s/ Aaron Dahlke Aaron Dahlke	Chief Accounting Officer	March 5, 2010

/s/ Wesley R. Edens Wesley R. Edens	Chairman of the Board	March 5, 2010

/s/ Joseph P. Adams, Jr. Joseph P. Adams, Jr.	Deputy Chairman of the Board	March 5, 2010

/s/ Ronald W. Allen Ronald W. Allen	Director	March 5, 2010

/s/ Douglas A. Hacker Douglas A. Hacker	Director	March 5, 2010

/s/ John Z. Kukral John Z. Kukral	Director	March 5, 2010

/s/ Ronald L. Merriman Ronald L. Merriman	Director	March 5, 2010

/s/ Peter V. Ueberroth Peter V. Ueberroth	Director	March 5, 2010

S-1