Form 10-Q
period 2010-03-31
Aircastle LTD
filed 2010-05-05
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☑
     As of May 1, 2010, there were 79,539,525 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries
Form 10-Q

PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements
Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,	March 31,
	2009	2010
		(unaudited)
ASSETS
Cash and cash equivalents	$142,666	$121,600
Accounts receivable	2,941	3,196
Restricted cash and cash equivalents	207,834	230,019
Restricted liquidity facility collateral	81,000	80,000
Flight equipment held for lease, net of accumulated depreciation of $586,537 and $640,544	3,812,970	3,771,806
Aircraft purchase deposits and progress payments	141,144	176,034
Leasehold improvements, furnishings and equipment, net of accumulated depreciation of $2,455 and $2,556	802	701
Other assets	65,155	71,111

Total assets	$4,454,512	$4,454,467

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from securitizations and term debt financings (including borrowings of ACS Ireland VIEs of $331,856 and $327,701, respectively)	$2,464,560	$2,426,631
Accounts payable, accrued expenses and other liabilities	60,392	57,422
Dividends payable	7,955	7,951
Lease rentals received in advance	34,381	30,167
Liquidity facility	81,000	80,000
Security deposits	82,533	81,255
Maintenance payments	253,175	285,118
Fair value of derivative liabilities	179,279	189,196

Total liabilities	3,163,275	3,157,740

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 250,000,000 shares authorized, 79,550,421 shares issued and outstanding at December 31, 2009; and 79,503,885 shares issued and outstanding at March 31, 2010	796	795
Additional paid-in capital	1,479,995	1,480,852
Retained earnings	70,294	81,222
Accumulated other comprehensive loss	(259,848)	(266,142)

Total shareholders’ equity	1,291,237	1,296,727

Total liabilities and shareholders’ equity	$4,454,512	$4,454,467

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2010
Revenues:
Lease rental revenue	$125,994	$130,122
Amortization of net lease discounts and lease incentives	(1,117)	(4,845)
Maintenance revenue	6,603	5,254

Total lease rentals	131,480	130,531
Interest income	633	—
Other revenue	25	30

Total revenues	132,138	130,561

Expenses:
Depreciation	51,561	54,145
Interest, net	43,411	40,959
Selling, general and administrative (including non-cash share based payment expense of $1,658, and $1,782, respectively)	11,095	11,673
Maintenance and other costs	5,776	2,200

Total expenses	111,843	108,977

Other income (expense)	92	(370)

Total other income (expense)	92	(370)

Income from continuing operations before income taxes	20,387	21,214
Income tax provision	1,916	2,335

Net income	$18,471	$18,879

Earnings per common share — Basic	$0.23	$0.24

Earnings per common share — Diluted	$0.23	$0.24

Dividends declared per share	$0.10	$0.10

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2010
Cash flows from operating activities:
Net income	$18,471	$18,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	51,561	54,145
Amortization of deferred financing costs	2,533	2,804
Amortization of net lease discounts and lease incentives	1,117	4,845
Deferred income taxes	1,599	1,234
Accretion of purchase discounts on debt investments	(158)	—
Non-cash share based payment expense	1,658	1,782
Cash flow hedges reclassified into earnings	4,949	2,304
Ineffective portion of cash flow hedges	(129)	866
Security deposits and maintenance payments included in earnings	(3,451)	(267)
Other	(518)	370
Changes in certain assets and liabilities:
Accounts receivable	(171)	(346)
Restricted cash and cash equivalents	5,086	(22,185)
Other assets	(1,548)	(946)
Accounts payable, accrued expenses and other liabilities	(9,951)	(9,309)
Lease rentals received in advance	(1,674)	(2,464)

Net cash provided by operating activities	69,374	51,712

Cash flows from investing activities:
Improvement of flight equipment and lease incentives	(17,268)	(10,136)
Aircraft purchase deposits and progress payments	(7,906)	(39,551)
Principal repayments on debt investments	807	—
Leasehold improvements, furnishings and equipment	(82)	—

Net cash used in investing activities	(24,449)	(49,687)

Cash flows from financing activities:
Repurchase of shares from directors and employees	(247)	(926)
Securitization and term debt financing repayments	(30,131)	(37,929)
Deferred financing costs	—	(106)
Restricted secured liquidity facility collateral	—	1,000
Secured liquidity facility collateral	—	(1,000)
Security deposits received	6,950	2,413
Security deposits returned	(490)	(3,868)
Maintenance payments received	15,584	31,186
Maintenance payments returned	(7,277)	(5,906)
Dividends paid	(7,862)	(7,955)

Net cash used in financing activities	(23,473)	(23,091)

Net increase (decrease) in cash and cash equivalents	21,452	(21,066)
Cash and cash equivalents at beginning of period	80,947	142,666

Cash and cash equivalents at end of period	$102,399	$121,600

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$36,970	$35,114

Cash paid for income taxes	$1,448	$2,429

Supplemental disclosures of non-cash financing activities:
Advance lease rentals converted to maintenance reserves	$—	$1,750

The accompanying notes are an integral part of these unaudited consolidated financial statements

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2010
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
     The accompanying consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting and, in our opinion, reflect all adjustments, including normal recurring items, which are necessary to present fairly the results for interim periods. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with US GAAP have been omitted in accordance with the rules and regulations of the SEC; however, we believe that the disclosures are adequate to make information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure since the balance sheet date of March 31, 2010 through the date on which the consolidated financial statements included in this Form 10-Q were issued.
Principles of Consolidation
     The consolidated financial statements include the accounts of Aircastle and all of its subsidiaries. Aircastle consolidates five Variable Interest Entities (“VIEs”) of which Aircastle is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.
     We consolidate VIEs in which we have determined that we are the primary beneficiary. We use judgment when deciding (a) whether an entity is subject to consolidation as a VIE, (b) who the variable interest holders are, (c) the potential expected losses and residual returns of the variable interest holders, and (d) which variable interest holder is the primary beneficiary. When determining which enterprise is the primary beneficiary, we consider (1) the entity’s purpose and design, (2) which variable interest holder has the power to direct the activities that most significantly impact the entity’s economic performance and, (3) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. When certain events occur, we reconsider whether we are the primary beneficiary of VIEs. We do not reconsider whether we are a primary beneficiary solely because of operating losses incurred by an entity.
Recent Accounting Pronouncements
     Effective January 1, 2010, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2009-17 (“ASU 2009-17”), Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest, or interests, give it a controlling financial interest in a variable

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2010
interest entity. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This ASU amends certain guidance for determining whether an entity is a variable interest entity and requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. ASU 2009-17 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. The adoption of ASU 2009-17 did not have a material impact on the Company’s consolidated financial statements. See Note 4 — Variable Interest Entities.
     In January 2010, the FASB issued ASU 2010-06 (“ASU 2010-06”), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, which requires new disclosures (1) to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers, and (2) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), to present separately information about purchases, sales issuances, and settlements on a gross basis rather than as one net number. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU 2010-06 did not have a material impact on our consolidated financial statements.
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
     The following tables set forth our financial assets and liabilities as of December 31, 2009 and March 31, 2010 that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2010

		Fair Value Measurements at December 31, 2009
		Using Fair Value Hierarchy
		Quoted
		Prices in
		Active	Significant
	Fair Value	Markets for	Other	Significant
	as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs	Valuation
	2009	(Level 1)	(Level 2)	(Level 3)	Technique
Assets:
Cash and cash equivalents	$142,666	$142,666	$—	$—	Market
Restricted cash and cash equivalents	207,834	207,834	—	—	Market

Total	$350,500	$350,500	$—	$—

Liabilities:
Derivative liabilities	$179,279	$—	$140,372	$38,907	Income

		Fair Value Measurements at March 31, 2010
		Using Fair Value Hierarchy
		Quoted
		Prices in
		Active	Significant
	Fair Value	Markets for	Other	Significant
	as of	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs	Valuation
	2010	(Level 1)	(Level 2)	(Level 3)	Technique
Assets:
Cash and cash equivalents	$121,600	$121,600	$—	$—	Market
Restricted cash and cash equivalents	230,019	230,019	—	—	Market

Total	$351,619	$351,619	$—	$—

Liabilities:
Derivative liabilities	$189,196	$—	$144,156	$45,040	Income

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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2010
     The following table reflects the activity for the classes of our assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2010:

Derivative
Three Months Ended March 31, 2010	Liabilities
Balance as of December 31, 2009	$(38,907)
Transfers into Level 3	—
Transfers out of Level 3	—
Total gains or (losses):
Included in interest income	—
Included in other income (expense)	(139)
Included in interest expense	(51)
Included in other comprehensive income	(5,943)

Balance as of March 31, 2010	$(45,040)

     We measure the fair value of certain assets and liabilities on a non-recurring basis, when US GAAP requires the application of fair value, including events or changes in circumstances that indicate that the carrying amounts of assets may not be recoverable. Assets subject to these measurements include aircraft. We record aircraft at fair value when we determine the carrying value may not be recoverable. Fair value measurements for aircraft in impairment tests are based on an income approach that uses Level 3 inputs, which include the Company’s assumptions and appraisal data as to future cash proceeds from leasing and selling aircraft. No assets and liabilities were measured at fair value on a non-recurring basis for the three months ended March 31, 2010.
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
     The carrying amounts and fair values of our financial instruments at December 31, 2009 and March 31, 2010 are as follows:

	December 31, 2009		March 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	of Asset	of Asset	of Asset	of Asset
	(Liability)	(Liability)	(Liability)	(Liability)
Securitizations and term debt financings	$(2,324,972)	$(2,037,718)	$(2,289,352)	$(2,050,697)
ECA term financings	(139,588)	(140,984)	(137,279)	(140,700)

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2010
Note 3. Lease Rental Revenues and Flight Equipment Held for Lease
     Minimum future annual lease rentals contracted to be received under our existing operating leases of flight equipment at March 31, 2010 were as follows:

Year Ending December 31,	Amount
Remainder of 2010	$378,291
2011	475,340
2012	414,452
2013	314,073
2014	239,082
2015	185,871
Thereafter	329,568

Total	$2,336,677

     Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended
	March 31,
Region	2009	2010
Europe	45%	45%
Asia	22%	20%
North America	16%	16%
Latin America	6%	9%
Middle East and Africa	11%	10%

Total	100%	100%

     The classification of regions in the tables above and the table and discussion below is determined based on the principal location of the lessee of each aircraft.
     For each of the three months ended March 31, 2009 and March 31, 2010, one customer accounted for 9% of lease rental revenue and two additional customers accounted for a combined 13% of lease rental revenue. No other customer accounted for more than 5% of lease rental revenue.
     The following table sets forth revenue attributable to individual countries representing at least 10% of total revenue based on each lessee’s principal place of business:

	Three Months Ended March 31,
	2009			2010
			Number			Number
		Percent of Total	of		Percent of Total	of
Country	Revenue	Revenue	Lessees	Revenue	Revenue	Lessees
United States	$16,789	13%	3	$16,645	13%	4
Netherlands	14,709	11%	4	14,012	11%	3
China(a)	—	—	—	13,806	11%	5

(a)	Total revenue attributable to China was less than 10% for the three months ended March 31, 2009.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2010
     Geographic concentration of net book value of flight equipment held for lease was as follows:

	December 31, 2009		March 31, 2010
	Number		Number
	of	Net Book	of	Net Book
Region	Aircraft	Value %	Aircraft	Value %
Europe	58	46%	58	46%
Asia	30 (1)	20%	30	20%
North America	15	12%	15	12%
Latin America	10	9%	10	9%
Middle East and Africa	13	12%	12	12%
Off-lease	3 (2)	1%	4 (3)	1%

Total	129	100%	129	100%

(1)	Includes one Boeing Model 737-400 aircraft which was being converted to freighter configuration and for which we have an executed lease with a carrier in Asia post-conversion and which we delivered in the first quarter of 2010.

(2)	Includes one Boeing Model 737-300 aircraft which was returned to us on a consensual early lease termination in the third quarter of 2009 which we are actively marketing for sale or lease and two Boeing Model 757-200 aircraft which were returned to us early on a consensual basis in the third quarter of 2009 for which we have an executed sale agreement with expected delivery dates in the second and third quarters of 2010.

(3)	Includes one Boeing Model 737-300 aircraft which was returned to us on a consensual early lease termination in the third quarter of 2009 which we are actively marketing for sale or lease, one Boeing Model 737-500 aircraft which was returned to us in late March 2010 and placed on lease to a new customer in early April 2010, and two Boeing Model 757-200 aircraft which were returned to us early on a consensual basis in the third quarter of 2009 for which we have an executed sale agreement with expected delivery dates in the second and third quarters of 2010.
     The following table sets forth net book value of flight equipment attributable to individual countries representing at least 10% of total assets based on each lessee’s principal place of business as of:

	December 31, 2009			March 31, 2010
		Net Book	Number of		Net Book	Number of
Country	Net Book Value	Value %	Lessees	Net Book Value	Value %	Lessees

Netherlands	$435,796	11%	3	$429,377	11%	3
United States(a)	—	—	—	384,264	10%	4

(a)	The net book value of flight equipment attributable to the United States was less than 10% as of December 31, 2009.
     At December 31, 2009 and March 31, 2010, the amounts of lease incentive liabilities recorded in maintenance payments on the consolidated balance sheets were $14,859 and $20,257, respectively.
     At December 31, 2009 and March 31, 2010, the amounts of prepaid lease incentives, net of amortization, recorded in other assets on the consolidated balance sheets were $9,560 and $9,761 respectively.
Note 4. Variable Interest Entities
     As described in Note 1 — Summary of Significant Accounting Policies, effective January 1, 2010 ASU 2009-17 provided additional guidance for determining when to consolidate certain entities in which the investors do not have the characteristics of a controlling financial interest or the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support by any parties, including equity holders.
     Aircastle consolidates five VIEs of which it is the primary beneficiary. ACS Aircraft Finance Ireland plc (“ACS Ireland”), ACS Aircraft Finance Ireland 2 Limited (“ACS Ireland 2”), ACS Ireland 3 Limited (“ACS Ireland 3”), Air Knight 1 Leasing Limited (“Air Knight 1”) and Air Knight 2 Leasing Limited (“Air Knight 2”). The operating

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2010
activities of these VIEs are limited to acquiring, owning, leasing, maintaining, operating and, under certain circumstances, selling the seventeen aircraft.
Securitizations and Term Financing
     In connection with Securitization No. 1, two of our subsidiaries, ACS Ireland and ACS Aircraft Finance Bermuda Limited (“ACS Bermuda”) issued Class A-1 notes and each have fully and unconditionally guaranteed the other’s obligations under the notes. In connection with Securitization No. 2, two of our subsidiaries, ACS Ireland 2 and ACS 2007-1 Limited (“ACS Bermuda 2”) issued Class A-1 notes and each have fully and unconditionally guaranteed the other’s obligations under the notes. In connection with Term Financing No. 1, two of our subsidiaries, ACS Ireland 3 and ACS 2008-1 Limited (“ACS Bermuda 3”) entered into a seven year term debt facility and each have fully and unconditionally guaranteed the other’s obligations under the term debt facility. ACS Bermuda, ACS Bermuda 2 and ACS Bermuda 3 are collectively referred to as the “ACS Bermuda Group”. At March 31, 2010, the assets of the three VIEs include fifteen aircraft transferred into the VIEs at historical cost basis in connection with Securitization No. 1, Securitization No 2 and Term Financing No. 1.
     Aircastle is the primary beneficiary of ACS Ireland, ACS Ireland 2 and ACS Ireland 3 (collectively, the “ACS Ireland VIEs”) as we have both the power to direct the activities of the VIEs that most significantly impact the economic performance of such VIEs and we bear the significant risk of loss and participate in gains through Class E-1 Securities. Although Aircastle has not guaranteed the ACS Ireland VIEs debt, Aircastle wholly owns the ACS Bermuda Group which has fully and unconditionally guaranteed the ACS Ireland VIEs obligations. The activity that most significantly impacts the economic performance is the leasing of aircraft. Aircastle Advisor (Ireland) Limited (Aircastle’s wholly owned subsidiary) is the Remarketing Servicer and is responsible for the leasing of the aircraft. An Irish charitable trust owns 95% of the common shares of the ACS Ireland VIEs. The Irish charitable trust’s risk is limited to its annual dividend of $2 per VIE.
     The combined assets of the ACS Ireland VIEs as of March 31, 2010 are $490,279. The combined liabilities of the ACS Ireland VIEs, net of $96,016 Class E-1 Securities held by the Company which is eliminated in consolidation, as of March 31, 2010 are $431,847.
ECA Term Financings
     Air Knight 1 and Air Knight 2 (collectively, the “Air Knight VIEs”) entered into two different twelve-year term loans, one with Citibank International Plc and one with Calyon, both of which are supported by a guarantee from Compagnie Francaise d’Assurance pour le Commerce Exterieur, (“COFACE”), the French government sponsored export credit agency (“ECA”), for the financing of two new Airbus Model A330-200 aircrafts. The Air Knight VIEs are owned by a charitable trust. We refer to these COFACE-supported financings as ECA Term Financings.
     Aircastle is the primary beneficiary of the Air Knight VIEs as we have the power to direct the activities of the VIEs that most significantly impact the economic performance of such VIEs and we bear the significant risk of loss and participate in gains through a finance lease. The activity that most significantly impacts the economic performance is the leasing of aircraft of which Aircastle Advisor LLC (Aircastle’s wholly owned subsidiary) is the Servicer and is responsible for the leasing of the aircraft. There is a cross collateralization guarantee between the Air Knight VIEs. In addition, Aircastle guarantees the debt of the Air Knight VIEs.
     The only assets that the Air Knight VIEs have on their books are financing leases that are eliminated in the consolidated financial statements. The consolidated liabilities of the Air Knight VIEs as of March 31, 2010 are $146,807.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2010
Note 5. Securitizations and Term Debt Financings
     The outstanding amounts of our securitizations, term debt financings and borrowings under our credit facilities were as follows:

	At
	December 31,
	2009	At March 31, 2010
	Outstanding	Outstanding		Final Stated
Debt Obligation	Borrowings	Borrowings	Interest Rate(1)	Maturity(2)
Securitizations and Term Debt Financings:
Securitization No. 1	$436,091	$430,938	0.50%	6/20/31
Securitization No. 2	1,061,566	1,050,978	0.49%	6/14/37
Term Financing No. 1	708,710	696,485	1.98%	5/02/15
Term Financing No. 2	118,605	110,951	2.91%	9/23/13
ECA Term Financings	139,588	137,279	4.48% and 3.96%	5/27/21 and 12/03/21

Total	$2,464,560	$2,426,631

(1)	Reflects floating rate in effect at the applicable reset date except for the ECA Term Financings, which are fixed rate.

(2)	For Securitization No. 1, Securitization No. 2 and Term Financing No. 1, all cash flows available after expenses and interest will be applied to debt amortization, if the debt is not refinanced by June 2011, June 2012, and May 2013, respectively.
     The following securitizations and term debt financing structures include liquidity facility commitments described in the table below:

		Available Liquidity
		December 31,	March 31,	Unused	Interest Rate
Facility	Liquidity Facility Provider	2009	2010	Fee	on any Advances

Securitization No. 1	Calyon	$42,000	$42,000	0.45%	1M Libor + 1.00%
Securitization No. 2	HSH Nordbank AG(1)	79,617	78,823	0.50%	1M Libor + 0.75%
Term Financing No. 1	Calyon	14,174	13,930	0.60%	1M Libor + 1.20%

(1)	Following a ratings downgrade with respect to the liquidity facility provider in May 2009, the liquidity facility was drawn and the proceeds, or permitted investments thereof, remain available to provide liquidity if required. Amounts drawn following a ratings downgrade with respect to the liquidity facility provider do not bear interest; however, net investment earnings will be paid to the liquidity facility provider and the unused fee continues to apply.
Term Financing No. 1
     A maintenance-adjusted appraisal of Term Financing No. 1 Portfolio must be completed each year before a date in early May by a specified appraiser. To determine the maintenance-adjusted values, the appraiser applies upward or downward adjustments of its “half-life” current market values for the aircraft in the Term Financing No. 1 Portfolio based upon the maintenance status of the airframe, engines, landing gear and auxiliary power unit (“APU”), and applies certain other upward or downward adjustments for equipment and capabilities and for utilization. Compliance with the loan to value ratio is measured each month by comparing the 75% minimum ratio against the most recently completed maintenance-adjusted appraised value, less 0.5% for each month since such appraisal was provided to the lenders, plus 75% of the cash maintenance reserve balance held on deposit for the Term Financing No. 1 Portfolio. Noncompliance with the loan to value ratio will require us to make supplemental principal payments but will not by itself result in a default under Term Financing No. 1.
     In March 2010, we completed the maintenance-adjusted appraisal for the Term Financing No. 1 Portfolio and determined that, based upon the appraiser’s current market values for the aircraft and the relevant maintenance adjustments, the 2010 appraisal indicated an April 2010 loan to value ratio of approximately 78% and therefore we do

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2010
not meet the loan to value requirement until supplemental principal payments are made. We estimate that approximately $20 million in supplemental principal payments will be required to be made over the next twelve months before any excess cash flow from Term Financing No. 1 is paid to us.
Note 6. Dividends
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
     On December 14, 2009, our board of directors declared a fourth quarter dividend of $0.10 per common share or an aggregate of $7,955, for the three months ended December 31, 2009, which was paid on January 15, 2010 to shareholders of record on December 31, 2009. On March 12, 2010, our board of directors declared a first quarter dividend of $0.10 per common share, or an aggregate of $7,951, for the three months ended March 31, 2010, which was paid on April 15, 2010 to shareholders of record on March 31, 2010.
Note 7. Earnings Per Share
     We include all common shares granted under our incentive compensation plan which remain unvested (“restricted common shares”) and contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (“participating securities”), in the number of shares outstanding in our basic and diluted earnings per share calculations using the two-class method. All of our restricted common shares are currently participating securities.
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

	Three Months Ended
	March 31,
	2009	2010
Weighted-average shares:
Common shares outstanding	77,941,201	78,415,702
Restricted common shares	1,282,208	1,237,988

Total weighted-average shares	79,223,409	79,653,690

Percentage of weighted-average shares:
Common shares outstanding	98.4%	98.4%
Restricted common shares	1.6%	1.6%

Total	100.0%	100.0%

     The calculations of both basic and diluted earnings per share are as follows:

	Three Months Ended
	March 31,
	2009	2010
Earnings per share — Basic:
Net income	$18,471	$18,879
Less: Distributed and undistributed earnings allocated to restricted common shares (a)	(299)	(293)

Earnings available to common shareholders — Basic	$18,172	$18,586

Weighted-average common shares outstanding — Basic	77,941,201	78,415,702

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2010

	Three Months Ended
	March 31,
	2009		2010

Earnings per common share — Basic	$0.23		$0.24

Earnings per share — Diluted:
Net income	$18,471		$18,879
Less: Distributed and undistributed earnings allocated to restricted common shares	(299)		(293)

Earnings available to common shareholders — Diluted	$18,172		$18,586

Weighted-average common shares outstanding — Basic	77,941,201		78,415,702
Effect of dilutive shares	—	(b)	—	(b)

Weighted-average common shares outstanding — Diluted	77,941,201		78,415,702

Earnings per common share — Diluted	$0.23		$0.24

(a)	For the three months ended March 31, 2009 and 2010, distributed and undistributed earnings to restricted shares is 1.6% and 1.6%, respectively, of net income. The amount of restricted share forfeitures for all periods present is immaterial to the allocation of distributed and undistributed earnings.

(b)	For the three months ended March 31, 2009 and 2010, we have no dilutive shares.
Note 8. Income Taxes
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
     The sources of income from continuing operations before income taxes for the three months ended March 31, 2009 and 2010 were as follows:

	Three Months Ended
	March 31,
	2009	2010
U.S. operations	$457	$535
Non-U.S. operations	19,930	20,679

Total	$20,387	$21,214

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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2010
     Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income consisted of the following:

	Three Months Ended
	March 31,
	2009	2010
Notional U.S. federal income tax expense at the statutory rate	$7,135	$7,425
U.S. state and local income tax, net	23	31
Non-U.S. operations	(5,268)	(5,970)
Non-deductible expenses in the U.S.	8	854
Other	18	(5)

Provision for income taxes	$1,916	$2,335

Note 9. Comprehensive Income (Loss)
     Total comprehensive income (loss) includes net income, the changes in the fair value and the reclassification into earnings of amounts previously deferred relating to our derivative financial instruments which qualify for hedge accounting and the change in unrealized fair value of debt securities classified as available-for-sale. Total comprehensive income (loss) for the three months ended March 31, 2009 and 2010 was as follows:

	Three Months Ended
	March 31,
	2009	2010
Net income	$18,471	$18,879
Net change in fair value of derivatives, net of tax expense of $231 and $83, respectively	13,972	(8,598)
Derivative loss reclassified into earnings	4,949	2,304
Net change in unrealized fair value of debt investments	(1,074)	—

Total comprehensive income	$36,318	$12,585

     The following table sets forth the components of accumulated other comprehensive income (loss), net of tax where applicable, at December 31, 2009 and March 31, 2010:

Accumulated
Other
Comprehensive
Income (Loss)
December 31, 2009, net of tax benefit of $3,057	$(259,848)
Net change in fair value of derivatives, net of tax expense of $83	(8,598)
Derivative loss reclassified into earnings	2,304

March 31, 2010	$(266,142)

Note 10. Commitments and Contingencies
     On June 20, 2007, we entered into an acquisition agreement (the “Airbus A330 Agreement”), under which we agreed to acquire new A330 aircraft (the “New A330 Aircraft”), from Airbus S.A.S. We currently have ten New A330 Aircraft remaining to be delivered, with two scheduled for delivery in 2010, seven in 2011 and one in 2012. During 2009, we acquired two New A330 Aircraft.
     Committed amounts to acquire, convert, and modify aircraft including, where applicable, our estimate of adjustments for configuration changes, engine acquisition costs, contractual price escalations and other adjustments, net of amounts already paid, are approximately $206,317 in 2010, $423,806 in 2011 and $60,345 in 2012.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2010
Note 11. Derivatives
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
     We held the following interest rate derivatives as of March 31, 2010:

	Liability Derivatives
				Future
	Current			Maximum
	Notional	Effective	Maturity	Notional	Floating	Fixed	Balance Sheet
Hedged Item	Amount	Date	Date	Amount	Rate	Rate	Location	Fair Value
Interest rate derivatives designated as cash flow hedges :
Securitization No. 1	$444,749	Jun-06	Jun-16	$444,749	1M LIBOR + 0.27%	5.78%	Fair value of derivative liabilities	$54,068
Securitization No. 2	1,042,262	Jun-07	Jun-12	1,042,262	1M LIBOR	5.25% to 5.36%	Fair value of derivative liabilities	86,815
Term Financing No. 1(1)	632,350	Jun-08	May-13	632,350	1M LIBOR	4.04%	Fair value of derivative liabilities	38,222
Term Financing No. 1(1)	—	May-13	May-15	491,718	1M LIBOR	5.31%	Fair value of derivative liabilities	6,818

Total interest rate derivatives designated as cash flow hedges	2,119,361			2,611,079				185,923

Interest rate derivatives not designated as cash flow hedges:
Term Financing No. 2 (2)	99,749	Oct-08	Sep-13	99,749	3M LIBOR	3.17%	Fair value of derivative liabilities	3,273

Total interest rate derivatives not designated as cash flow hedges	99,749			99,749				3,273

Total interest rate derivatives	$2,219,110			$2,710,828				$189,196

(1)	The interest payments related to Term Financing No. 1 are being hedged by two consecutive interest rate derivatives. When the first matures in May 2013, the next becomes effective.

(2)	Although we entered into this interest rate derivative to hedge the variable rate interest payments in connection with Term Financing No. 2, it has not been designated as a hedge for accounting purposes.
     Our interest rate derivatives involve counterparty credit risk. As of March 31, 2010, our interest rate derivatives are held with the following counterparties: JP Morgan Chase Bank NA, Citibank Canada NA, HSH Nordbank AG and DVB Bank SE. All of our counterparties or guarantors of these counterparties are considered investment grade (senior unsecured ratings of A3 or above by Moody’s Investors Service and long-term foreign issuer ratings of BBB+ or above by Standard and Poor’s). As a result, we do not anticipate that any of these counterparties will fail to meet their obligations.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2010
     In addition to the derivative liability above, another component of the fair value of our interest rate derivatives is accrued interest. As of March 31, 2010, accrued interest payable included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheet was $6,075 related to interest rate derivatives designated as cash flow hedges and $72 for interest rate derivatives not designated as cash flow hedges.
     Historically, the Company acquired its aircraft using short term credit facilities and equity. The short term credit facilities were refinanced by securitizations or term debt facilities secured by groups of aircraft. The Company completed two securitizations and two term financings during the period 2006 through 2008. The Company entered into interest rate derivatives to hedge interest payments on variable rate debt for acquired aircraft as well as aircraft that it expected to acquire within certain future periods. In conjunction with its financing strategy, the Company used interest rate derivatives for periods ranging from 5 to 10 years to fix the interest rates on the variable rate debt that it incurred to acquire aircraft in anticipation of the expected securitization or term debt re-financings.
     At the time of each re-financing, the initial interest rate derivatives were terminated and new interest rate derivatives were executed as required by each specific debt financing. At the time of each interest rate derivative termination, certain interest rate derivatives were in a gain position and others were in a loss position. Since the hedged interest payments for the variable rate debt associated with each terminated interest rate derivative were probable of occurring, the gain or loss was deferred in accumulated other comprehensive income (loss) and is being amortized into interest expense over the relevant period for each interest rate derivative.
     Prior to the securitizations and term debt financings, our interest rate derivatives typically required us to post cash collateral to the counterparty when the value of the interest rate derivative exceeded a defined threshold. When the interest rate derivatives were terminated and became part of a larger aircraft portfolio financing, there were no cash collateral posting requirements associated with the new interest rate derivative. As of March 31, 2010, we did not have any cash collateral pledged under our interest rate derivatives, nor do we have any existing agreements that require cash collateral postings.
     Following is the effect of interest rate derivatives on the statement of financial performance for the three months ended March 31, 2010:

Effective Portion					Ineffective Portion
	Amount of		Amount of
Derivatives in	Gain or (Loss)	Location of	Gain or (Loss)			Amount of
ASC 815	Recognized in	Gain or (Loss)	Reclassified from		Location of	Gain or (Loss)
Cash Flow	OCI on	Reclassified from	Accumulated		Gain or (Loss)	Recognized in Income
Hedging	Derivative	Accumulated	OCI into Income		Recognized in	on Derivative
Relationships	(a)	OCI into Income	(b)		Income on Derivative	(c)
Interest rate derivatives	$(33,057)	Interest expense	$(26,316	)(1)	Interest expense	$(975	)(1)

(a)	This represents the change in fair market value of our interest rate derivatives since year end, net of taxes, offset by the amount of actual cash paid related to the net settlements of the interest rate derivatives for the three months ended March 31, 2010.

(b)	This represents the amount of actual cash paid, net of taxes, related to the net settlements of the interest rate derivatives for each month of the three months ended March 31, 2010 plus any effective amortization of net deferred interest rate derivative losses.

(c)	This represents both realized and unrealized ineffectiveness incurred during the three months ended March 31, 2010.

(1)	Excludes accelerated deferred loss of $447 which was charged to interest expense during the three months ended March 31, 2010 as a result of changes in projected future debt related to Term Financing No. 1.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2010

Derivatives Not	Location of Gain	Amount of Gain
Designated as	or (Loss)	or (Loss)
Hedging Instruments	Recognized in Income	Recognized in Income
under ASC 815	On Derivative	on Derivative
Interest rate derivatives.	Other income (expense)	$(370)
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
     The following table summarizes the deferred (gains) and losses and related amortization into interest expense for our terminated interest rate derivative contracts for the three months ended March 31, 2009 and 2010:

										Amount of
										Deferred
								Amount of Deferred		(Gain)
							Unamortized	(Gain) or Loss		or
							Deferred	Amortized		Loss
							(Gain)	(including Accelerated		Expected
							or	Amortization) into		to be
	Original					Deferred	Loss	Interest Expense for		Amortized
	Maximum			Fixed		(Gain) or	at	the Three Months		over the
	Notional	Effective	Maturity	Rate	Termination	Loss Upon	March 31,	Ended March 31,		Next Twelve
Hedged Item	Amount	Date	Date	%	Date	Termination	2010	2009	2010	Months
Securitization No. 1	$400,000	Dec-05	Aug-10	4.61	Jun-06	$(13,397)	$(1,102)	$(783)	$(745)	$(1,102)
Securitization No. 1	200,000	Dec-05	Dec-10	5.03	Jun-06	(2,541)	(241)	(94)	(56)	(241)
Securitization No. 2	500,000	Mar-06	Mar-11	5.07	Jun-07	(2,687)	(625)	(180)	(173)	(625)
Securitization No. 2	200,000	Jan-07	Aug-12	5.06	Jun-07	(1,850)	(783)	(93)	(90)	(345)
Securitization No. 2	410,000	Feb-07	Apr-17	5.14	Jun-07	(3,119)	(1,916)	(102)	(94)	(335)
Term Financing No. 1	150,000	Jul-07	Dec-17	5.14	Mar-08	15,281	10,909	527	492	1,882
Term Financing No. 1	440,000	Jun-07	Feb-13	4.88	Partial — Mar-08 Full — Jun-08	26,281	14,494	1,535	1,434	5,486
Term Financing No. 1	248,000	Aug-07	May-13	5.33	Jun-08	9,888	5,388	569	979	1,832
Term Financing No. 2	55,000	May-08	Mar-14	5.41	Jun-08	2,380	—	—	—	—
Term Financing No. 2	360,000	Jan-08	Feb-19	5.16	Partial — Jun-08 Full — Oct-08	23,077	11,436	695	557	1,847
Repurchase Agreement	74,000	Feb-06	Jul-10	5.02	Feb-08	878	—	—	—	—
Repurchase Agreement	5,000	Dec-05	Sep-09	4.94	Mar-08	144	—	—	—	—
Repurchase Agreement	2,900	Jun-05	Mar-13	4.21	Jun-08	(19)	—	—	—	—
ECA Term Financing and New A330 Aircraft future debt	238,000	Jan-11	Apr-16	5.23	Dec-08	19,430	18,445	615	—	—
New A330 Aircraft future debt and securitization	231,000	Apr-10	Oct-15	5.17	Partial — Jun-08 Full — Dec-08	15,310	12,437	674	—	1,224
New A330 Aircraft future debt and securitization	203,000	Jun-07	Jan-12	4.89	Dec-08	2,728 (1)	—	465	—	—
New A330 Aircraft future debt and securitization	238,000	Jul-11	Sep-16	5.27	Dec-08	17,254	15,969	1,121	—	—

Total						$109,038	$84,411	$4,949	$2,304	$9,623

(1)	The deferred loss for this swap is related to the period prior to de-designation.
     The amount of loss expected to be reclassified from accumulated other comprehensive income (“OCI”) into interest expense over the next 12 months consists of net interest settlements on active interest rate derivatives disclosed above, in the amount of $90,762 and the amortization of deferred net losses in the amount of $9,623. For the three months ended March 31, 2010, the amount of loss reclassified from OCI into interest expense consisted of net interest

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2010
settlements on active interest rate derivatives in the amount of $24,989, and the amortization of deferred net losses (including accelerated amortization) in the amount of $2,304 as disclosed below.
     The following table summarizes amounts charged directly to the consolidated statement of income for the three months ended March 31, 2009 and 2010, respectively, related to our interest rate derivatives:

	Three Months Ended
	March 31,
	2009	2010
Interest Expense:
Hedge ineffectiveness (gains) losses (unrealized)	$(129)	$867

Amortization:
Accelerated amortization of deferred losses	2,875	447
Amortization of deferred losses	2,074	1,857

Total Amortization	4,949	2,304

Total charged to interest expense	$4,820	$3,171

Other Income (Expense):
Mark to market gains (losses) on undesignated interest rate derivatives	$92	$(370)

Total charged to other income (expense)	$92	$(370)

     The weighted average interest pay rates of these derivatives at December 31, 2009 and March 31, 2010 were 4.91% and 4.92% , respectively.
Note 12. Interest, Net
     The following table shows the components of interest, net:

	Three Months Ended
	March 31,
	2009	2010
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$36,770	$35,598
Hedge ineffectiveness (gains) losses (unrealized)	(129)	867
Amortization of interest rate derivatives related to deferred losses	4,949	2,304
Amortization of deferred financing fees	2,533	2,804

Interest Expense	44,123	41,573
Less interest income	(441)	(10)
Less capitalized interest	(271)	(604)

Interest, net	$43,411	$40,959

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks, uncertainties and assumptions. You should read the following discussion in conjunction with our historical consolidated financial statements and the notes thereto appearing elsewhere in this report. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those described under “Risk Factors” and included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”). Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or US GAAP. All references to “dollars” and “$” in this report are to, and all monetary amounts in this report are presented in, U.S. dollars.
     Certain items in this Quarterly Report on Form 10-Q (this “report”), and other information we provide from time to time, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not necessarily limited to, statements relating to our ability to acquire, sell and lease aircraft, raise capital, pay dividends, and increase revenues, earnings and EBITDA and the global aviation industry and aircraft leasing sector. Words such as “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “may,” “will,” “would,” “could,” “should,” “seeks,” “estimates” and variations on these words and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements; Aircastle Limited can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any forward-looking statements contained in this report. Factors that could have a material adverse effect on our operations and future prospects or that could cause actual results to differ materially from Aircastle Limited’s expectations include, but are not limited to, prolonged capital markets disruption and volatility, which may adversely affect our continued ability to obtain additional capital to finance our working capital needs, our pre-delivery payment obligations and other aircraft acquisition commitments, our ability to extend or replace our existing financings, and the demand for and value of aircraft; our exposure to increased bank and counterparty risk caused by credit and capital markets disruptions; volatility in the value of our aircraft or in appraisals thereof, which may, among other things, result in increased principal payments under our term financings and reduce our cash flow available for investment or dividends; general economic conditions and business conditions affecting demand for aircraft and lease rates; our continued ability to obtain favorable tax treatment in Bermuda, Ireland and other jurisdictions; our ability to pay dividends; high or volatile fuel prices, lack of access to capital, reduced load factors and/or reduced yields, operational disruptions caused by volcanic activity and other factors affecting the creditworthiness of our airline customers and their ability to continue to perform their obligations under our leases; termination payments on our interest rate hedges; and other risks detailed from time to time in Aircastle Limited’s filings with the Securities and Exchange Commission, or the SEC, including “Risk Factors” as previously disclosed in Aircastle’s 2009 Annual Report on Form 10-K, and elsewhere in this report. In addition, new risks and uncertainties emerge from time to time, and it is not possible for Aircastle to predict or assess the impact of every factor that may cause its actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this report. Aircastle Limited expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.
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

OVERVIEW
     We are a global company that acquires leases and sells high-utility commercial jet aircraft to passenger and cargo airlines throughout the world. High-utility aircraft are generally modern, operationally efficient jets with a large operator base and long useful lives. As of March 31, 2010, our aircraft portfolio consisted of 129 aircraft and we had 59 lessees located in 33 countries. At March 31, 2010, the average age of the aircraft in our portfolio was 11.1 years and the average remaining lease term was 4.8 years, in each case weighted by net book value. Our revenues and income from continuing operations for the three months ended March 31, 2010 were $130.6 million and $21.2 million, respectively.
     Although current market conditions have improved compared to the conditions prevailing in 2009, the availability of equity and debt capital remains limited. We plan to grow our business and profits over the long term by continuing to employ our fundamental business strategy which includes:
(1)	Selectively investing in additional commercial jet aircraft and other aviation assets when attractively priced opportunities and cost effective financing are available;

(2)	Maintaining an efficient capital structure by using varying long-term debt structures to obtain cost effective financing and leveraging the efficient operating platform and strong track record we have established; and

(3)	Reinvesting a portion of the cash flows generated by our business and from selective asset dispositions in additional aviation assets and/or our own debt and equity securities.
     We believe our team’s capabilities in the global leasing market for both passenger and cargo aircraft place us in a favorable position to explore new income-generating activities as capital becomes available for such activities. However, though we see some recent signs of improvement, the financing markets continue to have limited capacity, which may constrain our ability to undertake new transactions. As such, during the near term, we intend to continue to focus our efforts on investment opportunities that both tap commercial financing capacity where it is accessible on reasonable terms and also where there is potential availability of debt financing that benefits from government guarantees either from the European Export Credit Agencies, or ECAs, or from the Export-Import Bank of the United States, or EXIM. In any case, there can be no assurance that we will be able to access capital on a cost-effective basis, and a failure to do so could have a material adverse effect on our business, financial condition or results of operations.
     Thus far in 2010, air traffic data has continued to demonstrate improvement in both the passenger and cargo markets, with passenger and cargo traffic demand increasing by 8.6% and 27.8%, respectively, for the first three months of 2010 as compared to the same period in 2009, according to the International Air Transport Association. We are encouraged by the recent trends and believe that passenger and cargo traffic will likely continue to improve as the global economy recovery continues, and that demand for high-utility aircraft will strengthen as a result, although we are carefully monitoring our European customers in particular following the temporary closing of European airspace resulting from the eruption of the Eyjafjallajokull volcano. Going forward, we believe the market will be driven to a large extent by expansion in larger emerging markets and rising levels of per capita, air travel.
     We intend to pay regular quarterly dividends to our shareholders. On March 12, 2010, our board of directors declared a regular quarterly dividend of $0.10 per common share, or an aggregate of $8.0 million, for the three months ended March 31, 2010, which was paid on April 15, 2010 to holders of record on March 31, 2010. This dividend may not be indicative of the amount of any future dividends.
Revenues
     Our revenues are comprised primarily of operating lease rentals on flight equipment held for lease. In addition, we recognize revenue from retained maintenance payments related to lease expirations and lease termination payments.
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
2010 Lease Expirations and Lease Placements
•	Scheduled lease expirations — placements. For our 19 aircraft originally having lease expirations in 2010, we have executed lease renewals, or commitments to lease or renew, with respect to 15 aircraft, we have signed sales agreements to sell two aircraft and we are actively remarketing the remaining two aircraft and are also remarketing an aircraft originally scheduled to expire in 2009 but delayed into 2010 by the existing customer. We estimate that for these 19 aircraft, excluding the two we expect to sell, the weighted average lease term for the new leases or renewals will be between 3.5 and 4.0 years with monthly lease rates that are approximately 30% to 35% percent lower than the previous rentals. The drop in lease rates for these placements reflects more challenging market conditions when these new leases or renewals were executed, as well as a comparatively stronger lease placement environment, on average, when the previous leases were put in place. Given more challenging market conditions, we generally continue to seek shorter lease terms for placements so as to allow for the opportunity to benefit more quickly from possible market improvements.

•	Aircraft acquisitions — placements. We are scheduled to take delivery of two of the New A330 Aircraft in 2010, both in the second half of the year. We have executed lease agreements for both aircraft with an affiliate of the HNA Group, the parent company of Hainan Airlines. We currently have no other commitment to acquire aircraft in 2010.
2011 Lease Expirations and Lease Placements
•	Scheduled lease expirations — placements. We have 13 aircraft with lease expirations scheduled in 2011. We have executed lease renewals, or commitments to lease or renew, with respect to three of these aircraft, and we have a signed sale agreement to sell one aircraft. We are actively remarketing the remaining nine aircraft.

•	Aircraft acquisitions — placements. We are scheduled to take delivery of seven of the New A330 Aircraft in 2011. We executed a lease agreement for one of the New A330 Aircraft scheduled for delivery in 2011 with an affiliate of the HNA Group, and we executed lease agreements for six of the New A330 Aircraft scheduled for delivery in 2011 with South African Airways PTY LTD. We currently have no other commitment to acquire aircraft in 2011.
2012-2014 Lease Expirations and Lease Placements
•	Scheduled lease expirations — placements. Taking into account lease and sale commitments, we currently have 72 aircraft with lease expirations scheduled in the period 2012-2014.

•	Aircraft acquisitions — placements. We are scheduled to take delivery of one of the New A330 Aircraft in 2012and we are actively remarketing it. We currently have no other commitment to acquire aircraft in the period 2012-2014.
Operating Expenses
     Operating expenses are comprised of depreciation of flight equipment held for lease, interest expense, selling, general and administrative expenses, or SG&A, aircraft impairment charges and maintenance and other costs. Because our operating lease terms generally require the lessee to pay for operating, maintenance and insurance costs, our portion of maintenance and other costs relating to aircraft reflected in our statement of income has been nominal; however, to the extent our customers failed to pay operating, maintenance, insurance or transition costs, our portion of these expenses for unscheduled lease terminations reflected in our income statement increased significantly during 2009 as compared to prior years.

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
Acquisitions and Dispositions
     On June 20, 2007, we entered into an acquisition agreement, which we refer to as the Airbus A330 Agreement, under which we agreed to acquire new A330 aircraft, which we refer to as the New A330 Aircraft, from Airbus S.A.S. During 2009, we acquired two New A330 Aircraft. We currently have ten New A330 Aircraft remaining to be delivered, with two scheduled for delivery in 2010, seven in 2011 and one in 2012.
     The following table sets forth certain information with respect to the aircraft owned by us as of March 31, 2010:
AIRCASTLE AIRCRAFT INFORMATION (Dollars in millions)

Owned
Aircraft as of
March 31, 2010(1)
Flight Equipment Held for Lease	$3,772
Number of Aircraft	129
Number of Lessees	59
Number of Countries	33
Weighted Average Age – Passenger (years)(2)	11.3
Weighted Average Age – Freighter (years)(2)	10.5
Weighted Average Age – Combined (years)(2)	11.1
Weighted Average Remaining Passenger Lease Term (years)(3)	3.6
Weighted Average Remaining Cargo Lease Term (years)(3)	7.4
Weighted Average Remaining Combined Lease Term (years)(3)	4.8
Weighted Average Fleet Utilization during First Quarter 2010(4)	98%

(1)	Calculated using net book value as of March 31, 2010.

(2)	Weighted average age (years) by net book value.

(3)	Weighted average remaining lease term (years) by net book value.

(4)	Aircraft on-lease days as a percent of total days in period weighted by net book value, excluding aircraft in freighter conversion.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of
	March 31, 2010
	Number of	% of Net
	Aircraft	Book Value
Aircraft Type
Passenger:
Narrowbody	83	44%
Midbody	24	25%
Widebody	1	2%

Total Passenger	108	71%
Freighter	21	29%

Total	129	100%

Manufacturer
Boeing	86	64%
Airbus	43	36%

Total	129	100%

Regional Diversification
Europe	58	46%
Asia	30	20%
North America	15	12%
Latin America	10	9%
Middle East and Africa	12	12%
Off-lease(1)	4	1%

Total	129	100%

(1)	Includes one Boeing Model 737-300 aircraft which was returned to us on a consensual early lease termination in the third quarter of 2009 which we are actively marketing for sale or lease, one Boeing Model 737-500 aircraft which was returned to us in late March 2010 and placed on lease to a new customer in early April 2010, and two Boeing Model 757-200 aircraft which were returned to us early on a consensual basis in the third quarter of 2009 for which we have an executed sale agreement with expected delivery dates in the second and third quarters of 2010.
     Our largest customer represents less than 8% of the net book value of flight equipment held for lease at March 31, 2010. Our top 15 customers for aircraft we owned at March 31, 2010, representing 56 aircraft and 61% of the net book value of flight equipment held for lease, are as follows:

			Number of
Percent of Net Book Value	Customer	Country	Aircraft
Greater than 6% per customer	Martinair(1)	Netherlands	5
	Emirates	United Arab Emirates	2
	US Airways	USA	8

3% to 6% per customer	Avianca	Colombia	2
	China Eastern Airlines(2)	China	8
	Iberia Airlines	Spain	6
	GOL (3)	Brazil	6
	Airbridge Cargo(4)	Russia	1
	KLM (1)	Netherlands	1
	World Airways	USA	2

Less than 3% per customer	Swiss International Air Lines	Switzerland	2
	Icelandair(5)	Iceland	5
	Korean Air	South Korea	2
	Cimber-Sterling	Denmark	4
	SriLankan Airlines	Sri Lanka	2

(1)	Martinair is a wholly owned subsidiary of KLM. Although KLM does not guarantee Martinair’s obligations under the relevant lease, if combined, the two, together with another affiliated customer, represent 11% of flight equipment held for lease.

(2)	Includes the aircraft leased to Shanghai Airlines, which was recently acquired by China Eastern Airlines. China Eastern Airlines does not guarantee the obligations of the aircraft we lease to Shanghai Airlines.

(3)	GOL has guaranteed the obligations of an affiliate, VRG Linhas Aereas, and accordingly, the two are shown combined in the above table.

(4)	Guaranteed by Volga-Dnepr.

(5)	Icelandair Group hf, the parent company of Icelandair, has guaranteed the obligations of an affiliate, SmartLynx, and accordingly, the two are shown combined in the above table.
     Our owned aircraft portfolio as of March 31, 2010 is listed in Exhibit 99.1 to this report. Approximately 88% of the total aircraft and 87% of the freighters we owned as of March 31, 2010 are what we consider to be the most current technology for the relevant airframe and engine type and airframe size, as listed under the headings “Latest Generation Narrowbody Aircraft,” “Latest Generation Midbody Aircraft,” “Latest Generation Widebody Aircraft” and “Latest Generation Widebody Freighter Aircraft” in Exhibit 99.1 to this report.
Finance
     Our debt financing arrangements are typically secured by aircraft and related operating leases, and in the case of our securitizations and pooled aircraft term financings, the financing parties have limited recourse to Aircastle Limited. While such financing has historically been available on reasonable terms given the loan to value profile we have pursued, the recent financial markets turmoil has reduced the availability of both debt and equity capital. Though financing market conditions have recovered recently and we expect them to continue to improve in time, current market conditions remain difficult, and we are presently taking a cautious approach to incremental financing and with respect to refinancing risk, which may constrain our ability to undertake new transactions. During the near term, we intend to focus our efforts on investment opportunities that both tap commercial financial capacity where it is accessible on reasonable terms and also where there is potential availability of debt financing that benefit from government guarantees either from the ECAs or from EXIM.
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

RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2009 to the three months ended March 31, 2010:

	Three Months Ended
	March 31,
	2009	2010
	(Dollars in thousands)
Revenues:
Lease rental revenue	$125,994	$130,122
Amortization of net lease discounts and lease incentives	(1,117)	(4,845)
Maintenance revenue	6,603	5,254

Total lease rentals	131,480	130,531
Interest income	633	—
Other revenue	25	30

Total revenues	132,138	130,561

Expenses:
Depreciation	51,561	54,145
Interest, net	43,411	40,959
Selling, general and administrative	11,095	11,673
Maintenance and other costs	5,776	2,200

Total operating expenses	111,843	108,977

Other income (expense):
Other income (expense)	92	(370)

Total other income (expense)	92	(370)

Income from continuing operations before income taxes	20,387	21,214
Income tax provision	1,916	2,335

Net income	$18,471	$18,879

Revenues:
     Total revenues decreased by 1% or $1.6 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, primarily as a result of the following:
     Lease rental revenue. The increase in lease rental revenue of $4.1 million for the three months ended March 31, 2010 as compared to the same period in 2009 was primarily the result of increases of:
•	$4.9 million of revenue from two new aircraft purchased in 2009; and

•	$3.8 million of revenue as a result of lease transitions.
     These increases were offset partially by a decrease in revenue of:
•	$3.5 million of revenue due to lower floating rate lease rentals and lease extensions; and

•	$1.1 million of revenue due to three aircraft sold during 2009.
     Amortization of net lease discounts and lease incentives. The increase in amortization of net lease discounts and lease incentives of $3.7 million for the three months ended March 31, 2010 as compared to the same period in 2009 results from an increase in amortization of lease incentives of $2.8 million for 18 aircraft transitions during 2009 and a decrease in amortization of net lease discounts of $0.9 million.
     Maintenance revenue. The decrease in maintenance revenue of $1.3 million is the result of $1.2 million of higher maintenance revenue from scheduled lease terminations ($4.6 million in the three months ended March 31, 2010 as compared to $3.4 million in the three months ended March 31, 2009) and $2.5 million of lower maintenance revenue from early terminations of leases ($0.7 million in the three months ended March 31, 2010 as compared to $3.2 million in the three months ended March 31, 2009).

     Interest income. The decrease in interest income of $0.6 million was due primarily to the sale of our debt investments in the third and fourth quarters of 2009.
Operating Expenses:
     Total operating expenses decreased by 3% or $2.9 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 primarily as a result of the following:
     Depreciation expense increased by $2.6 million for the three months ended March 31, 2010 over the same period in 2009. The net increase is primarily the result of:
•	a $2.3 million increase in depreciation for capitalized aircraft improvements; and

•	a $1.4 million increase in depreciation for two new aircraft acquired in 2009;
     These increases were offset partially by:
•	a $1.1 million decrease in depreciation for aircraft sold.
     Interest, net consisted of the following:

	Three Months Ended
	March 31,
	2009	2010
	(Dollars in thousands)
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$36,770	$35,598
Hedge ineffectiveness (gains) losses (unrealized)	(129)	867
Amortization of interest rate derivatives related to deferred losses	4,949	2,304
Amortization of deferred financing fees	2,533	2,804

Interest Expense	44,123	41,573
Less interest income	(441)	(10)
Less capitalized interest	(271)	(604)

Interest, net	$43,411	$40,959

     Interest, net decreased by $2.5 million, or 6%, over the three months ended March 31, 2009. The net decrease is primarily a result of:
•	a $1.2 million decrease in interest expense on our borrowings primarily due to a lower average cost of borrowing compared to the same period in 2009; and

•	a $2.6 million decrease in amortization of deferred losses on interest rate derivatives primarily due to:
•	a $2.3 million decrease related to accelerated amortization of deferred losses from terminated interest rate derivatives for borrowings that we no longer anticipate making (i.e., that are no longer probable of occurring) as a result of a lower forecasted debt financings; and

•	a $0.3 million decrease related to amortization of deferred losses on terminated interest rate derivatives for borrowings we anticipate making in the future (i.e., that are probable of occurring). The deferred losses are amortized into interest expense as the interest payments being hedged occur.
     These decreases were offset partially by:
•	a $0.4 million decrease in interest income earned on our cash balances reflecting significantly lower interest rates during the first quarter of 2010 compared to the same period in 2009; and

•	a $1.0 million increase in losses from measured hedge ineffectiveness.
     Selling, general and administrative expenses, or SG&A, for the three months ended March 31, 2010 increased slightly over the same period in 2009 due primarily to higher personnel costs. Non-cash share based expense was $1.7 million and $1.8 million for the three months ended March 31, 2009 and 2010, respectively.

     Maintenance and other costs were $2.2 million for the three months ended March 31, 2010, a decrease of $3.6 million over the same period in 2009. The net decrease is primarily a result of:
•	a $2.7 million decrease in aircraft maintenance and other transitions costs primarily relating to unscheduled lease terminations for eight aircraft returned to us in the fourth quarter of 2008; and

•	a $1.0 million decrease in aircraft maintenance and other transitions costs relating to unscheduled and scheduled lease terminations in 2009.
Other income (expense):
     Total other expense for the three months ended March 31, 2010 was $0.4 million as compared to $0.1 million of income for the same period in 2009. The change is primarily a result of $0.5 million lower mark-to-market adjustments on our undesignated interest rate derivatives.
Income Tax Provision
     Our provision for income taxes for the three months ended March 31, 2009 and 2010 was $1.9 million and $2.3 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland and the United States. The increase in our income tax provision of approximately $0.4 million for the three months ended March 31, 2010 as compared to the same period in 2009, was attributable to an increase in operating income subject to tax in the U.S. and an increase in tax expense related to the vesting of stock awards, partially offset by a decrease in operating income subject to tax in Ireland.
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
Other comprehensive income:
     Other comprehensive income was $12.6 million for the three months ended March 31, 2010, a decrease of $23.7 million over the $36.3 million of other comprehensive income for the three months ended March 31, 2009. The decrease in other comprehensive income is primarily a result of:
•	a $22.6 million decrease in deferred losses resulting from a decrease in the net change in the fair value of outstanding interest rate derivatives qualifying for and designated as cash flow hedges due in part to a decreases in the 1-Month LIBOR rates during the period. 1-Month LIBOR rates as of March 31, 2010 and 2009 were 0.25% and 0.50% respectively; and

•	a $2.6 million decrease in amortization into earnings of deferred net losses primarily due to accelerated amortization from terminated interest rate derivatives in the first quarter of 2009.
     These decreases in other comprehensive income were offset partially by:
•	a $1.1 million increase in the fair value of debt investments as a result of the sale of our remaining debt investments in the fourth quarter of 2009; and

•	a $0.4 million increase in net income.
     The amount of loss expected to be reclassified from accumulated other comprehensive income into interest expense over the next 12 months consists of net interest settlements on active interest rate derivatives in the amount of $90.8 million and the amortization of deferred net losses from terminated interest rate derivatives in the amount of $9.6 million. See “Liquidity and Capital Resources — Hedging” below for more information on deferred net losses as related to terminated interest rate derivatives.
RECENT ACCOUNTING PRONOUNCEMENTS
     Effective January 1, 2010, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2009-17 (“ASU 2009-17”), Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest, or interests, give it a controlling financial interest in a variable interest entity. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This ASU amends certain guidance for determining whether an entity is a variable interest entity and requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. ASU 2009-17 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. The adoption of ASU 2009-17 did not have a material impact on the Company’s consolidated financial statements.
     In January 2010, the FASB issued ASU 2010-06 (“ASU 2010-06”), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, which requires new disclosures (1) to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers , and (2) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), to present separately information about purchases, sales issuances, and settlements on a gross basis rather than as one net number. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward to activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU 2010-06 did not have a material impact on our consolidated financial statements.
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
     During the three months ended March 31, 2010, we funded $38.8 million of pre-delivery payments (including buyer furnished equipment) on our New A330 Aircraft.
     For the remainder of 2010, we expect to fund approximately $206.3 million of total payments for our New A330 Aircraft, comprising both pre-delivery and delivery payments to Airbus S.A.S. and buyer furnished equipment suppliers. For the two New A330 Aircraft being delivered in 2010 (see Purchase Obligations in “Contractual Obligations” below) we expect to debt finance 75% to 85% of the total cost of these aircraft upon delivery. After taking into consideration pre-delivery and buyer furnished equipment payments and the anticipated debt financing, we expect to receive an aggregate of $25.0 million to $35.0 million in net cash upon delivery of these two New A330 Aircraft.
     In addition, as of March 31, 2010, we expect capital expenditures and lessee maintenance payment draws on our aircraft portfolio during 2010 to be approximately $100.0 million to $110.0 million, excluding purchase obligation payments, and we expect maintenance collections from lessees on our owned aircraft portfolio to be approximately equal to the expected expenditures and draws over the next twelve months. There can be no assurance that the capital expenditures, our contributions to maintenance events and lessee maintenance payment draws described above will not be greater than expected or that our expected maintenance payment collections or disbursements will equal our current estimates.
     We completed our annual appraisal for Term Financing No. 1 and determined that we did not meet the loan to value requirement and consequently, we anticipate that we will be obliged to make approximately $20 million in supplemental principal payments in 2010 under Term Financing No. 1 in addition to scheduled principal payments. To the extent that supplemental principal payments are required, availability of excess cash flow for other purposes will be reduced.
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
Cash Flows

	Three Months Ended
	March 31,
	2009	2010
	(Dollars in thousands)
Net cash flow provided by operating activities	$69,374	$51,712
Net cash flow used in investing activities	(24,449)	(49,687)
Net cash flow used in financing activities	(23,473)	(23,091)
     Operating Activities:
     Cash flow from operations was $69.4 million and $51.7 million for the three months ended March 31, 2009 and March 31, 2010, respectively. The decrease in cash flow from operations of approximately $17.7 million for the three months ended March 31, 2010 versus the same period in 2009, was primarily a result of:
•	a $27.3 million increase in restricted cash reflecting increased maintenance payments and security deposits received and an increase in restricted cash for anticipated expenditures related to our aircraft.
     These decreases were offset partially by:
•	a $4.1 million increase in cash received for lease rentals;

•	a $1.8 million increase in cash received for maintenance revenue; and

•	a $1.9 million decrease in cash payments for interest.

Investing Activities:
     Cash used in investing activities was $24.4 million and $49.7 million for the three months ended March 31, 2009 and March 31, 2010, respectively. The increase in cash flow used in investing activities of $25.2 million for the three months ended March 31, 2010 versus the same period in 2009, was primarily a result of:
•	$31.6 million in increased purchase deposits under our Airbus A330 Agreement and aircraft undergoing freighter conversion; and

•	$0.8 million lower proceeds from the sale of and principal repayments on our debt investments.
     These increases were offset partially by:
•	a $7.1 million decrease in the acquisition and improvement of flight equipment.
     Financing Activities:
     Cash used in financing activities was $23.5 million for the three months ended March 31, 2009 as compared to a net use of cash of $23.1 million for the three months ended March 31, 2010. The net decrease in cash flow used in financing activities of $0.4 million for the three months ended March 31, 2010 versus the same period in 2009 was a result of:
•	$7.8 million of higher financing repayments; and

•	$7.9 million of lower security deposits received net of deposits returned.
          The outflows were offset partially by:
•	$17.0 million of higher maintenance payments received net of maintenance payments returned.
Debt Obligations
     The following table provides a summary of our securitizations and term financing facilities at March 31, 2010:

					Final
		Outstanding	Number of	Interest	Stated
Debt Obligation	Collateral	Borrowing(1)	Aircraft	Rate(2)	Maturity(3)
		(Dollars in thousands)
Securitization No. 1	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	$430,938	33	0.50%	6/20/31

Securitization No. 2	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	1,050,978	57	0.49%	6/14/37

Term Financing No. 1	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	696,485	28	1.98%	5/02/15

Term Financing No. 2	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	110,951	8	2.91%	9/23/13

ECA Term Financings	Interests in aircraft leases, beneficial interests in aircraft leasing entities and related interests	137,279	2	4.48% and 3.96%	5/27/21 and 12/03/21

Total		$2,426,631

(1)	Outstanding borrowing amount equals committed borrowing amount at March 31, 2010.

(2)	Reflects floating rate in effect at the most recent applicable reset date, except for the ECA Term Financings which are fixed rate.

(3)	For Securitization No. 1, Securitization No. 2 and Term Financing No. 1, all cash flows available after expenses and interest will be applied to debt amortization, if the debt is not refinanced by June 2011, June 2012, and May 2013, respectively.

     The following securitizations and term debt financing structures include liquidity facility commitments described in the table below:

		Available Liquidity
		December 31,	March 31,	Unused	Interest Rate
Facility	Liquidity Facility Provider	2009	2010	Fee	on any Advances
		(Dollars in thousands)
Securitization No. 1	Calyon	$42,000	$42,000	0.45%	1M Libor + 1.00%
Securitization No. 2	HSH Nordbank AG(1)	79,617	78,823	0.50%	1M Libor + 0.75%
Term Financing No. 1	Calyon	14,174	13,930	0.60%	1M Libor + 1.20%

(1)	Following a ratings downgrade with respect to the liquidity facility provider in May 2009, the liquidity facility was drawn and the proceeds, or permitted investments thereof, remain available to provide liquidity if required. Amounts drawn following a ratings downgrade with respect to the liquidity facility provider do not bear interest; however, net investment earnings will be paid to the liquidity facility provider and the unused fee continues to apply.
Term Financing No. 1
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
     In March 2010, we completed the maintenance-adjusted appraisal for the Term Financing No. 1 Portfolio and determined that, based upon the appraiser’s current market values for the aircraft and the relevant maintenance adjustments, the 2010 appraisal indicated an April 2010 loan to value ratio of approximately 78% and therefore we do not meet the loan to value requirement until supplemental principal payments are made. We estimate that approximately $20 million in supplemental principal payments will be required to be made during 2010 before any excess cash flow from Term Financing No. 1 is paid to us.
Contractual Obligations
     Our contractual obligations consist of principal and interest payments on variable rate liabilities, interest payments on interest rate derivatives, purchase obligations under the Airbus A330 Agreement, obligations under our freighter conversion contracts and rent payments pursuant to our office leases. Total contractual obligations decreased from $3.69 billion at December 31, 2009 to approximately $3.58 billion at March 31, 2010 due primarily to:
•	principal and interest payments made under our securitizations and term financings; and

•	lower variable interest rates and payments made under our purchase obligations.

     The following table presents our actual contractual obligations and their payment due dates as of March 31, 2010.

	Payments Due By Period as of March 31, 2010
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
		(Dollars in thousands)
Principal payments:
Securitization No. 1(1)	$430,938	$21,238	$163,587	$187,513	$58,600
Securitization No. 2(2)	1,050,978	59,238	196,946	343,372	451,422
Term Financing No. 1(3)	696,485	68,417	78,283	185,839	363,946
Term Financing No. 2(4)	110,951	31,881	65,905	13,165	—
ECA Term Financings(5)	137,279	9,449	20,170	22,012	85,648

Total principal payments	2,426,631	190,223	524,891	751,901	959,616

Interest payments:
Interest payments on debt obligations(6)	130,357	29,085	49,430	34,961	16,881
Interest payments on interest rate derivatives(7)	326,395	100,551	145,203	64,018	16,623

Total interest payments	456,752	129,636	194,633	98,979	33,504

Office leases(8)	3,712	1,132	1,985	366	229
Purchase obligations(9)	690,468	284,067	406,401	—	—

Total	$3,577,563	$605,058	$1,127,910	$851,246	$993,349

(1)	Includes principal payments based on amortization schedules through October 2015 that require the securitization cash flows be applied to the outstanding principal balance of the indebtedness so that the loan to assumed aircraft values are held constant through June 2011, after which all excess cash flow is required to reduce the principal balances of the indebtedness.

(2)	Includes principal payments based on amortization schedules through February 2018 that require the securitization cash flows be applied to the outstanding principal balance of the indebtedness so that the loan to assumed aircraft values are held constant through June 2012, after which all excess cash flow is required to reduce the principal balances of the indebtedness. The Less than 1 year commitments include repayment of $16.3 million and the 1-3 years commitments include repayments of $7.3 million related to contracted sales for two aircraft in 2010 and one aircraft in 2011.

(3)	Includes scheduled principal payments through May 2013, after which all excess cash flow is required to reduce the principal balances of the indebtedness until maturity in May 2015. The figure in the Less than 1 year commitments includes approximately $20 million of supplemental principal payments that we expect to make based on the results of the 2010 annual appraisal for this portfolio.

(4)	Includes principal payments equal to 85% of the estimated cash flow remaining after the payment of expenses, fees, interest and amounts owing to interest rate hedge providers.

(5)	Includes scheduled principal based upon fixed rate, 12 year, fully amortizing loans.

(6)	Future interest payments on variable rate, LIBOR-based debt obligations are estimated using the interest rate in effect at March 31, 2010.

(7)	Future interest payments on derivative financial instruments are estimated using the spread between the floating interest rates and the fixed interest rates in effect at March 31, 2010.

(8)	Represents contractual payment obligations for our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.

(9)	At March 31, 2010, we had aircraft purchase agreements including the acquisition of 10 New A330 Aircraft from Airbus. For the two New A330 Aircraft being delivered in 2010, we expect to debt finance 75% to 85% of the total cost of these aircraft upon delivery. After taking into consideration pre-delivery and buyer furnished equipment payments and the anticipated debt financing, we expect to receive an aggregate of $25.0 million to $35.0 million in net cash upon delivery.
Capital Expenditures
     We make capital expenditures from time to time in connection with improvements made to our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the three months ended March 31, 2009 and 2010, we incurred a total of $17.3 million and $10.1 million, respectively, of capital expenditures (including lease incentives) related to the acquisition and improvement of aircraft.
     As of March 31, 2010, the weighted average age (by net book value) of our aircraft was approximately 11.1 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Under our leases, the lessee is primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement. At March 31, 2010, we had $285.1 million of maintenance reserves as a liability on our balance sheet. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.
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
Off-Balance Sheet Arrangements
     We did not have any off-balance sheet arrangements as of March 31, 2010.
Foreign Currency Risk and Foreign Operations
     At March 31, 2010, all of our leases are payable to us in U.S. dollars. However, we incur Euro and Singapore dollar-denominated expenses in connection with our subsidiary in Ireland and branch office in Singapore. As of March 31, 2010, 11 of our 75 employees were based in Ireland and three employees were based in Singapore. For the three months ended March 31, 2010, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated approximately $1.9 million in U.S. dollar equivalents and represented approximately 16% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, it is likely that our international operations and our exposure to foreign currency risk will increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases we may enter into hedging transactions in the future to mitigate this risk. For the three months ended March 31, 2009 and 2010, we incurred insignificant net gains and losses on foreign currency transactions.
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

We held the following interest rate derivatives as of March 31, 2010:

	Liability Derivatives
				Future
	Current			Maximum
	Notional	Effective	Maturity	Notional	Floating	Fixed	Balance Sheet
Hedged Item	Amount	Date	Date	Amount	Rate	Rate	Location	Fair Value
	(Dollars in thousands)
Interest rate derivatives designated as cash flow hedges :
							Fair value of
					1M LIBOR		derivative
Securitization No. 1	$444,749	Jun-06	Jun-16	$444,749	+ 0.27%	5.78%	liabilities	$54,068
							Fair value of
							derivative
Securitization No. 2	1,042,262	Jun-07	Jun-12	1,042,262	1M LIBOR	5.25% to 5.36%	liabilities	86,815
							Fair value of
							derivative
Term Financing No. 1(1)	632,350	Jun-08	May-13	632,350	1M LIBOR	4.04%	liabilities	38,222
							Fair value of
							derivative
Term Financing No. 1(1)	—	May-13	May-15	491,718	1M LIBOR	5.31%	liabilities	6,818

Total interest rate derivatives designated as cash flow hedges	2,119,361			2,611,079				185,923

Interest rate derivatives not designated as cash flow hedges:
							Fair value of
							derivative
Term Financing No. 2 (2)	99,749	Oct-08	Sep-13	99,749	3M LIBOR	3.17%	liabilities	3,273

Total interest rate derivatives not designated as cash flow hedges	99,749			99,749				3,273

Total interest rate derivatives	$2,219,110			$2,710,828				$189,196

(1)	The interest payments related to Term Financing No. 1 are being hedged by two consecutive interest rate derivatives. When the first matures in May 2013, the next becomes effective.

(2)	Although we entered into this interest rate derivative to hedge the variable rate interest payments in connection with Term Financing No. 2, it has not been designated as a hedge for accounting purposes.
     Our interest rate derivatives involve counterparty credit risk. As of March 31, 2010, our interest rate derivatives are held with the following counterparties: JP Morgan Chase Bank NA, Citibank Canada NA, HSH Nordbank AG and DVB Bank SE. All of our counterparties or guarantors of these counterparties are considered investment grade (senior unsecured ratings of A3 or above by Moody’s Investors Service and long-term foreign issuer ratings of BBB+ or above by Standard and Poor’s). As a result, we do not anticipate that any of these counterparties will fail to meet their obligations.
     In addition to the derivative liability above, another component of the fair value of our interest rate derivatives is accrued interest. As of March 31, 2010, accrued interest payable included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheet was $6.1 million related to interest rate derivatives designated as cash flow hedges and $72 thousand for interest rate derivatives not designated as cash flow hedges.
     Historically, the Company acquired its aircraft using short term credit facilities and equity. The short term credit facilities were refinanced by securitizations or term debt facilities secured by groups of aircraft. The Company completed two securitizations and two term financings during the period 2006 through 2008. The Company entered into interest rate derivatives to hedge interest payments on variable rate debt for acquired aircraft as well as aircraft that it expected to acquire within certain future periods. In conjunction with its financing strategy, the Company used interest rate derivatives for periods ranging from 5 to 10 years to fix the interest rates on the variable rate debt that it incurred to acquire aircraft in anticipation of the expected securitization or term debt re-financings.

     At the time of each re-financing, the initial interest rate derivatives were terminated and new interest rate derivatives were executed as required by each specific debt financing. At the time of each interest rate derivative termination, certain interest rate derivatives were in a gain position and others were in a loss position. Since the hedged interest payments for the variable rate debt associated with each terminated interest rate derivative were probable of occurring, the gain or loss was deferred in accumulated other comprehensive income (loss) and is being amortized into interest expense over the relevant period for each interest rate derivative.
     Prior to the securitizations and term debt financings, our interest rate derivatives typically required us to post cash collateral to the counterparty when the value of the interest rate derivative exceeded a defined threshold. When the interest rate derivatives were terminated and became part of a larger aircraft portfolio financing, there were no cash collateral posting requirements associated with the new interest rate derivative. As of March 31, 2010, we did not have any cash collateral pledged under our interest rate derivatives, nor do we have any existing agreements that require cash collateral postings.
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
     The following table summarizes the deferred (gains) and losses and related amortization into interest expense for our terminated interest rate derivative contracts for the three months ended March 31, 2009 and 2010:

								Amount of Deferred
								(Gain) or Loss
								Amortized (including		Amount of
							Unamortized	Accelerated		Deferred
							Deferred	Amortization) into		(Gain) or Loss
	Original					Deferred	(Gain) or Loss	Interest Expense for		Expected to be
	Maximum			Fixed		(Gain) or	at	the Three Months		Amortized
	Notional	Effective	Maturity	Rate	Termination	Loss Upon	March 31,	Ended March 31,		over the Next
Hedged Item	Amount	Date	Date	%	Date	Termination	2010	2009	2010	Twelve Months
	(Dollars in Thousands)
Securitization No. 1	$400,000	Dec-05	Aug-10	4.61	Jun-06	$(13,397)	$(1,102)	$(783)	$(745)	$(1,102)
Securitization No. 1	200,000	Dec-05	Dec-10	5.03	Jun-06	(2,541)	(241)	(94)	(56)	(241)
Securitization No. 2	500,000	Mar-06	Mar-11	5.07	Jun-07	(2,687)	(625)	(180)	(173)	(625)
Securitization No. 2	200,000	Jan-07	Aug-12	5.06	Jun-07	(1,850)	(783)	(93)	(90)	(345)
Securitization No. 2	410,000	Feb-07	Apr-17	5.14	Jun-07	(3,119)	(1,916)	(102)	(94)	(335)
Term Financing No. 1	150,000	Jul-07	Dec-17	5.14	Mar-08	15,281	10,909	527	492	1,882
Term Financing No. 1	440,000	Jun-07	Feb-13	4.88	Partial — Mar-08 Full — Jun-08	26,281	14,494	1,535	1,434	5,486
Term Financing No. 1	248,000	Aug-07	May-13	5.33	Jun-08	9,888	5,388	569	979	1,832
Term Financing No. 2	55,000	May-08	Mar-14	5.41	Jun-08	2,380	—	—	—	—
Term Financing No. 2	360,000	Jan-08	Feb-19	5.16	Partial — Jun-08 Full — Oct-08	23,077	11,436	695	557	1,847
Repurchase Agreement	74,000	Feb-06	Jul-10	5.02	Feb-08	878	—	—	—	—
Repurchase Agreement	5,000	Dec-05	Sep-09	4.94	Mar-08	144	—	—	—	—
Repurchase Agreement	2,900	Jun-05	Mar-13	4.21	Jun-08	(19)	—	—	—	—
ECA Term Financing and New A330 Aircraft future debt	238,000	Jan-11	Apr-16	5.23	Dec-08	19,430	18,445	615	—	—
New A330 Aircraft future debt and securitization	231,000	Apr-10	Oct-15	5.17	Partial — Jun-08 Full — Dec-08	15,310	12,437	674	—	1,224
New A330 Aircraft future debt and securitization	203,000	Jun-07	Jan-12	4.89	Dec-08	2,728 (1)	—	465	—	—
New A330 Aircraft future debt and securitization	238,000	Jul-11	Sep-16	5.27	Dec-08	17,254	15,969	1,121	—	—

Total						$109,038	$84,411	$4,949	$2,304	$9,623

(1)	The deferred loss for this swap is related to the period prior to de-designation.

     The amount of loss expected to be reclassified from accumulated other comprehensive income, or OCI, into interest expense over the next 12 months consists of net interest settlements on active interest rate derivatives disclosed above, in the amount of $90.8 million and the amortization of deferred net losses in the amount of $9.6 million. For the year ended December 31, 2009, the amount of loss reclassified from OCI into interest expense consisted of net interest settlements on active interest rate derivatives in the amount of $25.0 million, and the amortization of deferred net losses (including accelerated amortization) in the amount of $2.3 million as disclosed below.
     The weighted average interest pay rates of these derivatives at December 31, 2009 and March 31, 2010 were 4.91% and 4.92%, respectively.
     The following table summarizes amounts charged directly to the consolidated statement of income for the three months ended March 31, 2009 and 2010, respectively, related to our interest rate derivatives:

	Three Months Ended
	March 31,
	2009	2010
	(Dollars in thousands)
Interest Expense:
Hedge ineffectiveness (gains) losses (unrealized)	$(129)	$867

Amortization:
Accelerated amortization of deferred losses	2,875	447
Amortization of deferred losses	2,074	1,857

Total Amortization	4,949	2,304

Total charged to interest expense	$4,820	$3,171

Other Income (Expense):
Mark to market gains (losses) on undesignated interest rate derivatives	$92	$(370)

Total charged to other income (expense)	$92	$(370)

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

     The table below shows the reconciliation of net income to EBITDA for the three months ended March 31, 2009 and 2010, respectively.

	Three Months Ended
	March 31,
	2009	2010
	(Dollars in thousands)
Net income	$18,471	$18,879
Depreciation	51,561	54,145
Amortization of net lease discounts and lease incentives	1,117	4,845
Interest, net	43,411	40,959
Income tax provision	1,916	2,335

EBITDA	$116,476	$121,163

Management’s Use of Adjusted Net Income and Adjusted Net Income plus Depreciation and Amortization
     Management believes that Adjusted Net Income (“ANI”) and Adjusted Net Income plus Depreciation and Amortization (“ANIDA”), when viewed in conjunction with the Company’s results under US GAAP and the below reconciliation, provide useful information about operating and period-over-period performance, and provide additional information that is useful for evaluating the underlying operating performance of our business without regard to periodic reporting elements related to interest rate derivative accounting and gains or losses related to flight equipment and debt investments. Additionally, management believes that ANIDA provides investors with an additional metric to enhance their understanding of the factors and trends affecting our ongoing cash earnings from which capital investments are made, debt is serviced, and dividends are paid.
     The table below shows the reconciliation of net income to ANI and ANIDA for the three months ended March 31, 2009 and 2010, respectively.

	Three Months Ended
	March 31,
	2009	2010
	(Dollars in thousands)

Net income	$18,471	$18,879
Ineffective portion and termination of hedges(1)	2,746	1,314
Mark to market of interest rate derivative contracts(2)	(92)	370

Adjusted net income	21,125	20,563
Depreciation	51,561	54,145
Amortization of net lease discounts and lease incentives	1,117	4,845

Adjusted net income plus depreciation and amortization	$73,803	$79,553

(1)	Included in Interest, net.

(2)	Included in Other income (expense).

	Three Months Ended
	March 31,
	2009	2010
Weighted-average shares:
Common shares outstanding	77,941,201	78,415,702
Restricted common shares	1,282,208	1,237,988

Total weighted-average shares	79,223,409	79,653,690

	Three Months Ended
	March 31,
	2009	2010
Percentage of weighted-average shares:
Common shares outstanding	98.38%	98.45%
Restricted common shares	1.62%	1.55%

Total	100.00%	100.00%

	Three Months Ended
	March 31,
	2009	2010
Weighted-average common shares outstanding — Basic and Diluted(b)	77,941,201	78,415,702

	Three Months Ended
	March 31,
	2009	2010
	(Dollars in thousands,
	except per share amounts)
Adjusted net income allocation:
Adjusted net income	$21,125	$20,563
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(342)	(320)

Adjusted net income allocable to common shares — Basic and Diluted	$20,783	$20,243

Adjusted net income per common share — Basic	$0.27	$0.26

Adjusted net income per common share — Diluted	$0.27	$0.26

	Three Months Ended
	March 31,
	2009	2010
	(Dollars in thousands,
	except per share amounts)
Adjusted net income plus depreciation and amortization allocation:
Adjusted net income plus depreciation and amortization	$73,803	$79,553
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(1,194)	(1,236)

Adjusted net income plus depreciation and amortization allocable to common shares — Basic and Diluted	$72,609	$78,317

Adjusted net income plus depreciation and amortization per common share — Basic	$0.93	$1.00

Adjusted net income plus depreciation and amortization per common share — Diluted	$0.93	$1.00

(a)	For the three months ended March 31, 2009 and 2010, distributed and undistributed earnings to restricted shares is 1.62% and 1.56%, respectively, of net income. The amount of restricted share forfeitures for all periods present is immaterial to the allocation of distributed and undistributed earnings.

(b)	For the three months ended March 31, 2009 and 2010, we have no dilutive shares.
Limitations of EBITDA, ANI and ANIDA
     An investor or potential investor may find EBITDA, ANI and ANIDA important measures in evaluating our performance, results of operations and financial position. We use these non-US GAAP measures to supplement our US GAAP results in order to provide a more complete understanding of the factors and trends affecting our business.
     EBITDA, ANI and ANIDA have limitations as analytical tools and should not be viewed in isolation or as substitutes for US GAAP measures of earnings. Material limitations in making the adjustments to our earnings to calculate EBITDA, ANI and ANIDA, and using these non-US GAAP measures as compared to US GAAP net income, income from continuing operations and cash flows provided by or used in operations, include:
•	depreciation and amortization, though not directly affecting our current cash position, represent the wear and tear and/or reduction in value of our aircraft, which affects the aircraft’s availability for use and may be indicative of future needs for capital expenditures;

•	the cash portion of income tax (benefit) provision generally represents charges (gains), which may significantly affect our financial results;

•	elements of our interest rate derivative accounting may be used to evaluate the effectiveness of our hedging policy; and

•	gains and losses from asset sales, which may not reflect the overall financial return of the asset, may be an indicator of the current value of our portfolio of assets.
     EBITDA, ANI, and ANIDA are not alternatives to net income, income from operations or cash flows provided by or used in operations as calculated and presented in accordance with US GAAP. You should not rely on these non-US GAAP measures as a substitute for any such US GAAP financial measure. We strongly urge you to review the reconciliations to US GAAP net income, along with our consolidated financial statements included elsewhere in this Quarterly Report. We also strongly urge you to not rely on any single financial measure to evaluate our business. In addition, because EBITDA, ANI and ANIDA are not measures of financial performance under US GAAP and are susceptible to varying calculations, EBITDA, ANI and ANIDA, as presented in this Quarterly Report, may differ from and may not be comparable to similarly titled measures used by other companies.
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
     Changes in interest rates may also impact our net book value as our interest rate derivatives are periodically marked-to-market through shareholders’ equity. Generally, we are exposed to loss on our fixed pay interest rate derivatives to the extent interest rates decrease below their contractual fixed rate.
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
     A hypothetical 100-basis point increase/decrease in our variable interest rates would increase/decrease the minimum contracted rentals on our portfolio as of March 31, 2010 by $1.1 million and $0.8 million, respectively, over the next twelve months. As of March 31, 2010, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $0.7 million and $0.4 million, respectively, net of amounts received from our interest rate derivatives, over the next twelve months.

Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
     The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO, and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.
Changes in Internal Control over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is not a party to any material legal or adverse regulatory proceedings.
Item 1A. Risk Factors
     There have been no material changes to the disclosure related to the risk factors described in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
     During the first quarter of 2010, we purchased shares of our Common Stock as follows:

Maximum
			Total Number of	Number of
	Total	Average	Shares Purchased	Shares that may yet
	Number	Price	as Part of Publicly	be Purchased under
	of Shares	Paid	Announced Plans or	the Plans or
Period	Purchased(a)	per Share	Programs(b)	Programs(b)
January	93,978	$9.85	N/A	N/A
February	—	—	N/A	N/A
March	—	—	N/A	N/A

Total	93,978	$9.85	N/A	N/A

(a)	Our Compensation Committee approved the repurchase of common shares pursuant to an irrevocable election made under the Amended and Restated Aircastle Limited 2005 Equity and Incentive Plan, in satisfaction of minimum tax withholding obligations associated with the vesting of restricted common shares during the first quarter of 2010.

(b)	The Company does not participate in any Publicly Announced Plans or Programs.
Item 6. Exhibits

Exhibit No.	Description of Exhibit
3.1	Memorandum of Association†

3.2	Bye-laws†

4.1	Specimen Share Certificate†

4.2	Amended and Restated Shareholders Agreement among Aircastle Limited and Fortress Investment Fund III LP, Fortress Investment Fund III (Fund B) LP, Fortress Investment Fund III (Fund C) LP, Fortress Investment Fund III (Fund D) L.P., Fortress Investment Fund III (Fund E) LP, Fortress Investment Fund III (Coinvestment Fund A) LP, Fortress Investment Fund III (Coinvestment Fund B) LP, Fortress Investment Fund III (Coinvestment Fund C) LP, Fortress Investment Fund III (Coinvestment Fund D) L.P., Drawbridge Special Opportunities Fund LP, Drawbridge Special Opportunities Fund Ltd. and Drawbridge Global Macro Master Fund Ltd.†

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 ∆

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 ∆

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ∆

Exhibit No.	Description of Exhibit
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ∆

99.1	Owned Aircraft Portfolio at March 31, 2010 ∆

†	Incorporated by reference to the Company’s registration statement on Form S-1, filed with the SEC on June 2, 2006, as amended on July 10, 2006, July 25, 2006 and August 2, 2006.

∆	Filed herewith.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 5, 2010

AIRCASTLE LIMITED (Registrant)
By:	/s/ Aaron Dahlke
Aaron Dahlke
Chief Accounting Officer and Authorized Officer