Form 10-Q
period 2010-06-30
Aircastle LTD
filed 2010-08-10
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of July 30, 2010, there were 79,471,068 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries
Form 10-Q

PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements
Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,	June 30,
	2009	2010
		(unaudited)
ASSETS
Cash and cash equivalents	$142,666	$149,696
Accounts receivable	2,941	3,041
Restricted cash and cash equivalents	207,834	213,105
Restricted liquidity facility collateral	81,000	79,000
Flight equipment held for lease, net of accumulated depreciation of $586,537 and $688,492	3,812,970	3,742,080
Aircraft purchase deposits and progress payments	141,144	210,297
Leasehold improvements, furnishings and equipment, net of accumulated depreciation of $2,455 and $2,654	802	619
Other assets	65,155	66,504

Total assets	$4,454,512	$4,464,342

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from securitizations and term debt financings (including borrowings of ACS Ireland VIEs of $331,856 and $322,453, respectively)	$2,464,560	$2,433,308
Accounts payable, accrued expenses and other liabilities	60,392	58,542
Dividends payable	7,955	7,947
Lease rentals received in advance	34,381	31,288
Liquidity facility	81,000	79,000
Security deposits	82,533	74,670
Maintenance payments	253,175	279,235
Fair value of derivative liabilities	179,279	211,698

Total liabilities	3,163,275	3,175,688

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 250,000,000 shares authorized, 79,550,421 shares issued and outstanding at December 31, 2009; and 79,472,390 shares issued and outstanding at June 30, 2010	796	795
Additional paid-in capital	1,479,995	1,482,044
Retained earnings	70,294	91,414
Accumulated other comprehensive loss	(259,848)	(285,599)

Total shareholders’ equity	1,291,237	1,288,654

Total liabilities and shareholders’ equity	$4,454,512	$4,464,342

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Revenues:
Lease rental revenue	$129,406	$128,133	$255,400	$258,255
Amortization of net lease discounts and lease incentives	(2,810)	(4,909)	(3,927)	(9,754)
Maintenance revenue	9,637	6,836	16,240	12,090

Total lease rentals	136,233	130,060	267,713	260,591
Interest income	594	—	1,227	—
Other revenue	86	124	111	154

Total revenues	136,913	130,184	269,051	260,745

Expenses:
Depreciation	51,688	54,424	103,249	108,569
Interest, net	41,482	40,166	84,893	81,125
Selling, general and administrative (including non-cash share based payment expense of $1,729 and $1,929 for the three months ended, and $3,387 and $3,711 for the six months ended, June 30, 2009 and 2010, respectively)	11,122	11,036	22,217	22,709
Maintenance and other costs	4,502	3,437	10,278	5,637

Total expenses	108,794	109,063	220,637	218,040

Other income (expense):
Loss on sale of aircraft	—	(1,291)	—	(1,291)
Other income (expense)	1,501	(176)	1,593	(546)

Total other income (expense)	1,501	(1,467)	1,593	(1,837)

Income from continuing operations before income taxes	29,620	19,654	50,007	40,868
Income tax provision	2,049	1,515	3,965	3,850

Net income	$27,571	$18,139	$46,042	$37,018

Earnings per common share — Basic	$0.35	$0.23	$0.58	$0.46

Earnings per common share — Diluted	$0.35	$0.23	$0.58	$0.46

Dividends declared per share	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2010
Cash flows from operating activities:
Net income	$46,042	$37,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	103,249	108,569
Amortization of deferred financing costs	5,731	5,760
Amortization of net lease discounts and lease incentives	3,927	9,754
Deferred income taxes	3,348	2,537
Accretion of purchase discounts on debt investments	(288)	—
Non-cash share based payment expense	3,387	3,711
Cash flow hedges reclassified into earnings	7,796	4,074
Ineffective portion of cash flow hedges	(573)	1,769
Loss on sale of flight equipment	—	1,291
Security deposits and maintenance payments included in earnings	(10,506)	(9,978)
Other	(1,164)	546
Changes in certain assets and liabilities:
Accounts receivable	(2,281)	(662)
Restricted cash and cash equivalents	(16,754)	12,436
Other assets	(4,077)	655
Accounts payable, accrued expenses and other liabilities	(10,118)	(5,445)
Lease rentals received in advance	(1,228)	(1,343)

Net cash provided by operating activities	126,491	170,692

Cash flows from investing activities:
Acquisition and improvement of flight equipment and lease incentives	(105,746)	(55,353)
Proceeds from sale of flight equipment, net of gain	—	17,707
Restricted cash and cash equivalents related to sale of flight equipment	—	(17,707)
Aircraft purchase deposits and progress payments, net of returned deposits	(39,715)	(74,666)
Principal repayments on debt investments	808	—
Leasehold improvements, furnishings and equipment	(82)	(16)

Net cash used in investing activities	(144,735)	(130,035)

Cash flows from financing activities:
Repurchase of shares from directors and employees	(247)	(1,663)
Proceeds from debt financings	70,916	57,089
Debt repayments	(65,847)	(88,341)
Deferred financing costs	(3,098)	(2,023)
Restricted secured liquidity facility collateral	(81,186)	2,000
Secured liquidity facility collateral	81,186	(2,000)
Security deposits received	37,475	3,917
Security deposits returned	(6,267)	(8,760)
Maintenance payments received	33,220	57,762
Maintenance payments returned	(14,527)	(35,702)
Payments for terminated cash flow hedges	(2,758)	—
Dividends paid	(15,785)	(15,906)

Net cash provided by (used in) financing activities	33,082	(33,627)

Net increase in cash and cash equivalents	14,838	7,030
Cash and cash equivalents at beginning of period	80,947	142,666

Cash and cash equivalents at end of period	$95,785	$149,696

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$73,428	$70,216

Cash paid for income taxes	$1,568	$2,595

Supplemental disclosures of non-cash financing activities:
Advance lease rentals converted to maintenance reserves	$—	$1,750

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2010
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
     The accompanying consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting and, in our opinion, reflect all adjustments, including normal recurring items, which are necessary to present fairly the results for interim periods. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with US GAAP have been omitted in accordance with the rules and regulations of the SEC; however, we believe that the disclosures are adequate to make information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure since the balance sheet date of June 30, 2010 through the date on which the consolidated financial statements included in this Form 10-Q were issued.
Principles of Consolidation
     The consolidated financial statements include the accounts of Aircastle and all of its subsidiaries. Aircastle consolidates five Variable Interest Entities (“VIEs”) of which Aircastle is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.
     We consolidate VIEs in which we have determined that we are the primary beneficiary. We use judgment when deciding (a) whether an entity is subject to consolidation as a VIE, (b) who the variable interest holders are, (c) the potential expected losses and residual returns of the variable interest holders, and (d) which variable interest holder is the primary beneficiary. When determining which enterprise is the primary beneficiary, we consider (1) the entity’s purpose and design, (2) which variable interest holder has the power to direct the activities that most significantly impact the entity’s economic performance, and (3) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. When certain events occur, we reconsider whether we are the primary beneficiary of VIEs. We do not reconsider whether we are a primary beneficiary solely because of operating losses incurred by an entity.
Recent Accounting Pronouncements
     Effective January 1, 2010, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2009-17 (“ASU 2009-17”), Consolidations (Topic 810): Improvements to Financial

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2010
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
     The following tables set forth our financial assets and liabilities as of December 31, 2009 and June 30, 2010 that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities measured

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2010
at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

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

		Fair Value Measurements at June 30, 2010
		Using Fair Value Hierarchy
		Quoted
		Prices in
		Active	Significant
	Fair Value	Markets for	Other	Significant
	as of	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs	Valuation
	2010	(Level 1)	(Level 2)	(Level 3)	Technique
Assets:
Cash and cash equivalents	$149,696	$149,696	$—	$—	Market
Restricted cash and cash equivalents	213,105	213,105	—	—	Market

Total	$362,801	$362,801	$—	$—

Liabilities:
Derivative liabilities	$211,698	$—	$152,282	$59,416	Income

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
     Our interest rate derivatives included in Level 3 consist of United States dollar denominated interest rate swaps on Term Financing No. 1 with a guaranteed notional balance. The guaranteed notional balance has an upper notional band that matches the hedged debt and a lower notional band. The notional balance is guaranteed to match the hedged debt balance if the debt balances decreases within the upper and lower notional band. During the second quarter of 2010, we made supplemental principal payments on Term Financing No. 1 and the notional balance was adjusted to match the debt balance of Term Financing No. 1. The fair value of the interest rate derivative is determined based on the adjusted upper notional band using cash flows discounted at the relevant market interest rates in effect at the period close and

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2010
incorporates an assessment of the risk of non-performance by the interest rate derivative counterparty in valuing derivative assets and an evaluation of the Company’s credit risk in valuing derivative liabilities. The range of the guaranteed notional between the upper and lower band represents an option that may not be exercised independently of the debt notional and is therefore valued based on unobservable market inputs.
     The following table reflects the activity for the classes of our assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2010:

	Three Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2010
	Derivative Liabilities
Balance at beginning of period	$(45,040)	$(38,907)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or (losses):
Included in interest income	—	—
Included in other income (expense)	(136)	(275)
Included in interest expense	(71)	(122)
Included in other comprehensive income	(14,169)	(20,112)

Balance at end of period	$(59,416)	$(59,416)

     We measure the fair value of certain assets and liabilities on a non-recurring basis, when US GAAP requires the application of fair value, including events or changes in circumstances that indicate that the carrying amounts of assets may not be recoverable. Assets subject to these measurements include aircraft. We record aircraft at fair value when we determine the carrying value may not be recoverable. Fair value measurements for aircraft in impairment tests are based on an income approach that uses Level 3 inputs, which include the Company’s assumptions and appraisal data as to future cash proceeds from leasing and selling aircraft. No assets and liabilities were measured at fair value on a non-recurring basis for the six months ended June 30, 2010.
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
     The carrying amounts and fair values of our financial instruments at December 31, 2009 and June 30, 2010 are as follows:

	December 31, 2009		June 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	of Asset	of Asset	of Asset	of Asset
	(Liability)	(Liability)	(Liability)	(Liability)
Securitizations and term debt financings	$(2,324,972)	$(2,037,718)	$(2,241,258)	$(2,017,360)
ECA term financings	(139,588)	(140,984)	(134,961)	(140,596)
A330 PDP Facility	—	—	(57,089)	(57,089)

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2010
Note 3. Lease Rental Revenues and Flight Equipment Held for Lease
     Minimum future annual lease rentals contracted to be received under our existing operating leases of flight equipment at June 30, 2010 were as follows:

Year Ending December 31,	Amount
Remainder of 2010	$258,518
2011	493,205
2012	428,819
2013	323,533
2014	242,742
2015	188,811
Thereafter	330,793

Total	$2,266,421

     Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Region	2009	2010	2009	2010
Europe	46%	45%	46%	45%
Asia	20%	19%	21%	20%
North America	16%	16%	16%	16%
Latin America	7%	10%	6%	9%
Middle East and Africa	11%	10%	11%	10%

Total	100%	100%	100%	100%

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
     For the three months ended June 30, 2010, one customer accounted for 9% of lease rental revenue and two additional customers accounted for a combined 13% of lease rental revenue. No other customer accounted for more than 4% of lease rental revenue.
     For the six months ended June 30, 2009, one customer accounted for 9% of lease rental revenue and three additional customers accounted for a combined 17% of lease rental revenue. No other customer accounted for more than 4% of lease rental revenue.
     For the six months ended June 30, 2010, one customer accounted for 9% of lease rental revenue and two additional customers accounted for a combined 13% of lease rental revenue. No other customer accounted for more than 4% of lease rental revenue.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2010
     The following tables set forth revenue attributable to individual countries representing at least 10% of total revenue based on each lessee’s principal place of business:

	Three Months Ended June 30,
	2009			2010
			Number			Number
		Percent of Total	of		Percent of Total	of
Country	Revenue	Revenue	Lessees	Revenue	Revenue	Lessees
United States	$16,201	12%	3	$16,754	13%	4
Netherlands	14,709	11%	4	14,015	11%	3
China(a)	—	—	—	14,037	11%	5
India(b) (c)	13,920	10%	3	—	—	—

(a)	Total revenue attributable to China was less than 10% for the three months ended June 30, 2009.

(b)	Total revenue attributable to India was less than 10% for the three months ended June 30, 2010.

(c)	Includes maintenance revenue of $8.7 million for the three months ended June 30, 2009.

	Six Months Ended June 30,
	2009			2010
			Number			Number
		Percent of Total	of		Percent of Total	of
Country	Revenue	Revenue	Lessees	Revenue	Revenue	Lessees
United States	$32,341	12%	3	$33,399	13%	4
Netherlands	29,418	11%	4	28,027	11%	3
China(a)	—	—	—	27,843	11%	5

(a)	Total revenue attributable to China was less than 10% for the six months ended June 30, 2009.
     Geographic concentration of net book value of flight equipment held for lease was as follows:

	December 31, 2009		June 30, 2010
	Number		Number
	of	Net Book	of	Net Book
Region	Aircraft	Value %	Aircraft	Value %
Europe	58	46%	61	47%
Asia	30 (1)	20%	29	19%
North America	15	12%	15	12%
Latin America	10	9%	11	9%
Middle East and Africa	13	12%	12	12%
Off-lease	3 (2)	1%	1 (3)	1%

Total	129	100%	129	100%

(1)	Includes one Boeing Model 737-400 aircraft which was being converted to freighter configuration and for which we had an executed lease with a carrier in Asia post-conversion and which we delivered in the first quarter of 2010.

(2)	Includes one Boeing Model 737-300 aircraft which was returned to us on a consensual early lease termination in the third quarter of 2009 which was delivered to a customer on lease in the second quarter of 2010 and two Boeing Model 757-200 aircraft which were returned to us early on a consensual basis in the third quarter of 2009, one of which was sold in the second quarter of 2010 and the other which is subject to a sale agreement with an expected delivery date in the third quarter of 2010.

(3)	Represents one Boeing Model 757-200 aircraft which was returned to us early on a consensual basis in the third quarter of 2009 for which we have an executed sale agreement with an expected delivery date in the third quarter of 2010.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2010
     The following table sets forth net book value of flight equipment attributable to individual countries representing at least 10% of total assets based on each lessee’s principal place of business as of:

	December 31, 2009			June 30, 2010
		Net Book	Number of		Net Book	Number of
Country	Net Book Value	Value %	Lessees	Net Book Value	Value %	Lessees

Netherlands	$435,796	11%	3	$422,958	11%	3
United States(a)	—	—	—	379,784	10%	4

(a)	The net book value of flight equipment attributable to the United States was less than 10% as of December 31, 2009.
     At December 31, 2009 and June 30, 2010, the amounts of lease incentive liabilities recorded in maintenance payments on the consolidated balance sheets were $14,859 and $23,212, respectively.
     At December 31, 2009 and June 30, 2010, the amounts of prepaid lease incentives, net of amortization, recorded in other assets on the consolidated balance sheets were $9,560 and $8,797 respectively.
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
     Aircastle consolidates five VIEs of which it is the primary beneficiary. ACS Aircraft Finance Ireland plc (“ACS Ireland”), ACS Aircraft Finance Ireland 2 Limited (“ACS Ireland 2”), ACS Ireland 3 Limited (“ACS Ireland 3”), Air Knight 1 Leasing Limited (“Air Knight 1”) and Air Knight 2 Leasing Limited (“Air Knight 2”). The operating activities of these VIEs are limited to acquiring, owning, leasing, maintaining, operating and, under certain circumstances, selling the seventeen aircraft discussed below.
Securitizations and Term Financing
     In connection with Securitization No. 1, two of our subsidiaries, ACS Ireland and ACS Aircraft Finance Bermuda Limited (“ACS Bermuda”) issued Class A-1 notes and each have fully and unconditionally guaranteed the other’s obligations under the notes. In connection with Securitization No. 2, two of our subsidiaries, ACS Ireland 2 and ACS 2007-1 Limited (“ACS Bermuda 2”) issued Class A-1 notes and each have fully and unconditionally guaranteed the other’s obligations under the notes. In connection with Term Financing No. 1, two of our subsidiaries, ACS Ireland 3 and ACS 2008-1 Limited (“ACS Bermuda 3”) entered into a seven year term debt facility and each have fully and unconditionally guaranteed the other’s obligations under the term debt facility. ACS Bermuda, ACS Bermuda 2 and ACS Bermuda 3 are collectively referred to as the “ACS Bermuda Group”. At June 30, 2010, the assets of the three VIEs include fifteen aircraft transferred into the VIEs at historical cost basis in connection with Securitization No. 1, Securitization No 2 and Term Financing No. 1.
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
June 30, 2010
most significantly impacts the economic performance is the leasing of aircraft. Aircastle Advisor (Ireland) Limited (Aircastle’s wholly owned subsidiary) is the Remarketing Servicer and is responsible for the leasing of the aircraft. An Irish charitable trust owns 95% of the common shares of the ACS Ireland VIEs. The Irish charitable trust’s risk is limited to its annual dividend of $2 per VIE.
     The combined assets of the ACS Ireland VIEs as of June 30, 2010 are $482,131. The combined liabilities of the ACS Ireland VIEs, net of $96,016 Class E-1 Securities held by the Company which is eliminated in consolidation, as of June 30, 2010 are $429,476.
ECA Term Financings
     Air Knight 1 and Air Knight 2 (collectively, the “Air Knight VIEs”) entered into two different twelve-year term loans, one with Citibank International Plc and one with Calyon, both of which are supported by a guarantee from Compagnie Francaise d’Assurance pour le Commerce Exterieur, (“COFACE”), the French government sponsored export credit agency (“ECA”), for the financing of two new Airbus Model A330-200 aircraft. The Air Knight VIEs are owned by a charitable trust. We refer to these COFACE-supported financings as ECA Term Financings.
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
     The only assets that the Air Knight VIEs have on their books are financing leases that are eliminated in the consolidated financial statements. The consolidated liabilities of the Air Knight VIEs as of June 30, 2010 are $148,252.
Note 5. Securitizations and Term Debt Financings
     The outstanding amounts of our securitizations, term debt financings and borrowings under our credit facilities were as follows:

	At
	December 31,
	2009	At June 30, 2010
	Outstanding	Outstanding		Final Stated
Debt Obligation	Borrowings	Borrowings	Interest Rate(1)	Maturity(2)
Securitizations and Term Debt Financings:
Securitization No. 1	$436,091	$425,722	0.62%	6/20/31
Securitization No. 2	1,061,566	1,039,576	0.61%	6/14/37
Term Financing No. 1	708,710	672,764	2.10%	5/02/15
Term Financing No. 2	118,605	103,196	3.28%	9/23/13
ECA Term Financings	139,588	134,961	4.48% and 3.96%	5/27/21 and 12/03/21
A330 PDP Facility	—	57,089	2.86%	12/1/11	(3)

Total	$2,464,560	$2,433,308

(1)	Reflects floating rate in effect at the applicable reset date except for the ECA Term Financings, which are fixed rate.

(2)	For Securitization No. 1, Securitization No. 2 and Term Financing No. 1, all cash flows available after expenses and interest will be applied to debt amortization, if the debt is not refinanced by June 2011, June 2012, and May 2013, respectively.

(3)	Reflects the last scheduled delivery month for the six relevant new Airbus A330-200 delivery positions. The final maturity date is the earlier of the aircraft delivery date or nine months after the scheduled delivery month for the last scheduled delivery position.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2010
     The following securitizations and term debt financing structures include liquidity facility commitments described in the table below:

		Available Liquidity
		December 31,	June 30,	Unused	Interest Rate
Facility	Liquidity Facility Provider	2009	2010	Fee	on any Advances

Securitization No. 1	Calyon	$42,000	$42,000	0.45%	1M Libor + 1.00%
Securitization No. 2	HSH Nordbank AG(1)	79,617	77,968	0.50%	1M Libor + 0.75%
Term Financing No. 1	Calyon	14,174	13,455	0.60%	1M Libor + 1.20%

(1)	Following a ratings downgrade with respect to the liquidity facility provider in May 2009, the liquidity facility was drawn and the proceeds, or permitted investments thereof, remain available to provide liquidity if required. Amounts drawn following a ratings downgrade with respect to the liquidity facility provider do not bear interest; however, net investment earnings will be paid to the liquidity facility provider and the unused fee continues to apply.
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
     In March 2010, we completed the maintenance-adjusted appraisal for the Term Financing No. 1 Portfolio and determined that our loan to value ratio on the April 2010 payment date was approximately 78%, and therefore we anticipated being required to make supplemental principal payments of approximately $20,000 before any excess cash from Term Financing No. 1 would be paid to us. During the second quarter of 2010, we made supplemental principal payments of $11,496. In June 2010, we amended the loan documents for Term Financing No. 1 so that 75% of the stated amount of qualifying letters of credit held for maintenance events would be taken into account in the loan to value test. Based on this amendment and the supplemental principal payments previously made, we were in compliance with the loan to value ratio as of July 2010.
A330 PDP Facility
     In June 2010, one of our subsidiaries entered into a $108,500 loan facility to finance a portion of the pre-delivery payments (“PDP”) on six new Airbus Model A330-200 aircraft to be acquired under the Airbus A330 acquisition agreement (the “Airbus A330 Agreement”). See Note 10 - Commitments and Contingencies. We refer to this loan facility as the “A330 PDP Facility”. The loans are secured by, among other things, an assignment of certain rights under the Airbus A330 Agreement and an assignment of the lease agreement for each aircraft and are guaranteed by Aircastle Limited.
     Loans under the A330 PDP Facility bear interest on a floating rate basis of one-month Libor plus 2.50% per annum and are payable monthly in arrears following the initial drawdown on the outstanding balance of the facility. The loans are subject to a commitment fee of 0.25% per annum, payable quarterly in arrears, on the undrawn portion of the facility. The facility may be prepaid without penalty, subject to certain customary conditions. Each loan is payable in full on the delivery date of the relevant aircraft. There are no financial covenants associated with this facility.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2010
Note 6. Dividends
     On December 22, 2008, our board of directors declared a fourth quarter dividend of $0.10 per common share or an aggregate of $7,862, for the three months ended December 31, 2008, which was paid on January 15, 2009 to shareholders of record on December 31, 2008. On March 13, 2009, our board of directors declared a first quarter dividend of $0.10 per common share, or an aggregate of $7,923, for the three months ended March 31, 2009, which was paid on April 15, 2009 to shareholders of record on March 31, 2009. On June 10, 2009, our board of directors declared a second quarter dividend of $0.10 per common share, or an aggregate of $7,923 for the three months ended June 30, 2009, which was paid on July 15, 2009 to shareholders of record on June 30, 2009.
     On December 14, 2009, our board of directors declared a fourth quarter dividend of $0.10 per common share or an aggregate of $7,955, for the three months ended December 31, 2009, which was paid on January 15, 2010 to shareholders of record on December 31, 2009. On March 12, 2010, our board of directors declared a first quarter dividend of $0.10 per common share, or an aggregate of $7,951, for the three months ended March 31, 2010, which was paid on April 15, 2010 to shareholders of record on March 31, 2010. On May 25, 2010, our board of directors declared a second quarter dividend of $0.10 per common share, or an aggregate of $7,947, for the three months ended June 30, 2010, which was paid on July 15, 2010 to shareholders of record on June 30, 2010.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Weighted-average shares:
Common shares outstanding	77,976,760	78,465,361	77,958,980	78,436,452
Restricted common shares	1,389,720	1,153,468	1,287,083	1,182,165

Total weighted-average shares	79,366,480	79,618,829	79,246,063	79,618,617

Percentage of weighted-average shares:
Common shares outstanding	98.25%	98.55%	98.38%	98.52%
Restricted common shares	1.75%	1.45%	1.62%	1.48%

Total	100.0%	100.0%	100.0%	100.0%

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2010
     The calculations of both basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Earnings per share — Basic:
Net income	$27,571	$18,139	$46,042	$37,018
Less: Distributed and undistributed earnings allocated to restricted common shares (a)	(483)	(263)	(748)	(550)

Earnings available to common shareholders — Basic	$27,088	$17,876	$45,294	$36,468

Weighted-average common shares outstanding — Basic	77,976,760	78,465,361	77,958,980	78,436,452

Earnings per common share — Basic	$0.35	$0.23	$0.58	$0.46

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Earnings per share — Diluted:
Net income	$27,571	$18,139	$46,042	$37,018
Less: Distributed and undistributed earnings allocated to restricted common shares	(483)	(263)	(748)	(550)

Earnings available to common shareholders — Diluted	$27,088	$17,876	$45,294	$36,468

Weighted-average common shares outstanding — Basic	77,976,760	78,465,361	77,958,980	78,436,452
Effect of dilutive shares	— (b)	— (b)	— (b)	— (b)

Weighted-average common shares outstanding — Diluted	77,976,760	78,465,361	77,958,980	78,436,452

Earnings per common share — Diluted	$0.35	$0.23	$0.58	$0.46

(a)	For the three months ended June 30, 2009 and 2010, distributed and undistributed earnings to restricted shares is 1.75% and 1.45%, respectively, of net income. For the six months ended June 30, 2009 and 2010, distributed and undistributed earnings to restricted shares is 1.62% and 1.48%, respectively, of net income. The amount of restricted share forfeitures for all periods present is immaterial to the allocation of distributed and undistributed earnings.

(b)	For the three and six months ended June 30, 2009 and 2010, we have no dilutive shares.
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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2010
     The sources of income from continuing operations before income taxes for the three and six months ended June 30, 2009 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
U.S. operations	$502	$487	$959	$1,022
Non-U.S. operations	29,118	19,167	49,048	39,846

Total	$29,620	$19,654	$50,007	$40,868

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
     Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Notional U.S. federal income tax expense at the statutory rate	$10,367	$6,879	$17,502	$14,304
U.S. state and local income tax, net	26	30	49	61
Non-U.S. operations	(8,638)	(5,423)	(13,906)	(11,393)
Non-deductible expenses in the U.S.	7	36	15	890
Other	287	(7)	305	(12)

Provision for income taxes	$2,049	$1,515	$3,965	$3,850

Note 9. Comprehensive Income (Loss)
     Total comprehensive income (loss) includes net income, the changes in the fair value and the reclassification into earnings of amounts previously deferred relating to our derivative financial instruments which qualify for hedge accounting and the change in unrealized fair value of debt securities classified as available-for-sale. Total comprehensive income (loss) for the three and six months ended June 30, 2009 and 2010 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Net income	$27,571	$18,139	$46,042	$37,018
Net change in fair value of derivatives, net of tax expense of $972 and $197 for the three months ended, and $1,203 and $280 for the six months ended, June 30, 2009 and 2010, respectively	65,320	(21,227)	79,292	(29,825)
Derivative loss reclassified into earnings	2,847	1,770	7,796	4,074
Net change in unrealized fair value of debt investments	936	—	(138)	—

Total comprehensive income (loss)	$96,674	$(1,318)	$132,992	$11,267

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2010
     The following table sets forth the components of accumulated other comprehensive income (loss), net of tax where applicable, at December 31, 2009 and June 30, 2010:

Accumulated
Other
Comprehensive
Income (Loss)
December 31, 2009, net of tax benefit of $3,057	$(259,848)
Net change in fair value of derivatives, net of tax expense of $280	(29,825)
Derivative loss reclassified into earnings	4,074

June 30, 2010	$(285,599)

Note 10. Commitments and Contingencies
     On June 20, 2007, we entered into the Airbus A330 Agreement, under which we agreed to acquire new A330 aircraft (the “New A330 Aircraft”), from Airbus S.A.S. We currently have ten New A330 Aircraft remaining to be delivered, with two scheduled for delivery in 2010, seven in 2011 and one in 2012. During 2009, we acquired two New A330 Aircraft.
     As of June 30, 2010, we also had a commitment to acquire three used Airbus Model A330-200 passenger configuration aircraft in a sale-leaseback transaction. The first of the three transactions closed on July 26, 2010 and the remaining two are expected to close in the third quarter of 2010.
     Committed amounts to acquire, convert, and modify aircraft including, where applicable, our estimate of adjustments for configuration changes, engine acquisition costs, contractual price escalations and other adjustments, net of amounts already paid, are approximately $300,745 in 2010, $419,491 in 2011 and $61,395 in 2012.
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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2010
     We held the following interest rate derivatives as of June 30, 2010:

	Liability Derivatives
				Future
	Current			Maximum
	Notional	Effective	Maturity	Notional	Floating	Fixed	Balance Sheet
Hedged Item	Amount	Date	Date	Amount	Rate	Rate	Location	Fair Value
Interest rate derivatives designated as cash flow hedges :
Securitization No. 1	$439,092	Jun-06	Jun-16	$439,092	1M LIBOR + 0.27%	5.78%	Fair value of derivative liabilities	$65,071
Securitization No. 2	1,023,135	Jun-07	Jun-12	1,023,135	1M LIBOR	5.25% to 5.36%	Fair value of derivative liabilities	83,899
Term Financing No. 1(1)	610,808	Jun-08	May-13	610,808	1M LIBOR	4.04%	Fair value of derivative liabilities	43,969
Term Financing No. 1(1)	—	May-13	May-15	491,718	1M LIBOR	5.31%	Fair value of derivative liabilities	15,447

Total interest rate derivatives designated as cash flow hedges	2,073,035			2,564,753				208,386

Interest rate derivatives not designated as cash flow hedges:
Term Financing No. 2 (2)	92,856	Oct-08	Sep-13	92,856	3M LIBOR	3.17%	Fair value of derivative liabilities	3,312

Total interest rate derivatives not designated as cash flow hedges	92,856			92,856				3,312

Total interest rate derivatives	$2,165,891			$2,657,609				$211,698

(1)	The interest payments related to Term Financing No. 1 are being hedged by two consecutive interest rate derivatives. When the first matures in May 2013, the next becomes effective.

(2)	Although we entered into this interest rate derivative to hedge the variable rate interest payments in connection with Term Financing No. 2, it has not been designated as a hedge for accounting purposes.
     Our interest rate derivatives involve counterparty credit risk. As of June 30, 2010, our interest rate derivatives are held with the following counterparties: JP Morgan Chase Bank NA, Citibank Canada NA, HSH Nordbank AG and DVB Bank SE. All of our counterparties or guarantors of these counterparties are considered investment grade (senior unsecured ratings of A3 or above) by Moody’s Investors Service. All are also considered investment grade (long-term foreign issuer ratings of BBB+ or above) by Standard and Poor’s except HSH Nordbank AG which is not rated. We do not anticipate that any of these counterparties will fail to meet their obligations.
     In addition to the derivative liability above, another component of the fair value of our interest rate derivatives is accrued interest. As of June 30, 2010, accrued interest payable included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheet was $5,529 related to interest rate derivatives designated as cash flow hedges and $54 for interest rate derivatives not designated as cash flow hedges.
     Historically, the Company acquired its aircraft using short term credit facilities and equity. The short term credit facilities were refinanced by securitizations or term debt facilities secured by groups of aircraft. The Company

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2010
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
     Prior to the securitizations and term debt financings, our interest rate derivatives typically required us to post cash collateral to the counterparty when the value of the interest rate derivative exceeded a defined threshold. When the interest rate derivatives were terminated and became part of a larger aircraft portfolio financing, there were no cash collateral posting requirements associated with the new interest rate derivative. As of June 30, 2010, we did not have any cash collateral pledged under our interest rate derivatives, nor do we have any existing agreements that require cash collateral postings.
     Following is the effect of interest rate derivatives on the statement of financial performance for the six months ended June 30, 2010:

Effective Portion				Ineffective Portion
	Amount of		Amount of		Amount of
Derivatives in	Gain or (Loss)	Location of	Gain or (Loss)		Gain or (Loss)
ASC 815	Recognized in	Gain or (Loss)	Reclassified from	Location of	Recognized in
Cash Flow	OCI on	Reclassified from	Accumulated	Gain or (Loss)	Income
Hedging	Derivative	Accumulated	OCI into Income	Recognized in	on Derivative
Relationships	(a)	OCI into Income	(b)	Income on Derivative	(c)
Interest rate derivatives	$(78,341)	Interest expense	$(52,137)(1)	Interest expense	$(1,978)(1)

(a)	This represents the change in fair market value of our interest rate derivatives since year end, net of taxes, offset by the amount of actual cash paid related to the net settlements of the interest rate derivatives for the six months ended June 30, 2010.

(b)	This represents the amount of actual cash paid, net of taxes, related to the net settlements of the interest rate derivatives for each month of the six months ended June 30, 2010 plus any effective amortization of net deferred interest rate derivative losses.

(c)	This represents both realized and unrealized ineffectiveness incurred during the six months ended June 30, 2010.

(1)	Excludes accelerated deferred loss of $453 which was charged to interest expense during the six months ended June 30, 2010 as a result of changes in projected future debt related to Term Financing No. 1.

Derivatives Not	Location of Gain	Amount of Gain
Designated as	or (Loss)	or (Loss)
Hedging Instruments	Recognized in Income	Recognized in Income
under ASC 815	On Derivative	on Derivative
Interest rate derivatives	Other income (expense)	$(546)
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
June 30, 2010
interest rate derivatives were entered into upon closing of the relevant long-term financing. We have also early terminated interest rate derivatives in an attempt to manage our exposure to collateral calls.
     The following table summarizes the deferred (gains) and losses and related amortization into interest expense for our terminated interest rate derivative contracts for the six months ended June 30, 2009 and 2010:

										Amount of
										Deferred
								Amount of Deferred		(Gain)
							Unamortized	(Gain) or Loss		or
							Deferred	Amortized		Loss
							(Gain)	(including Accelerated		Expected
							or	Amortization) into		to be
	Original					Deferred	Loss	Interest Expense for		Amortized
	Maximum			Fixed		(Gain) or	at	the Six Months		over the
	Notional	Effective	Maturity	Rate	Termination	Loss Upon	June 30,	Ended June 30,		Next Twelve
Hedged Item	Amount	Date	Date	%	Date	Termination	2010	2009	2010	Months
Securitization No. 1	$400,000	Dec-05	Aug-10	4.61	Jun-06	$(13,397)	$(367)	$(1,557)	$(1,480)	$(367)
Securitization No. 1	200,000	Dec-05	Dec-10	5.03	Jun-06	(2,541)	(191)	(185)	(106)	(191)
Securitization No. 2	500,000	Mar-06	Mar-11	5.07	Jun-07	(2,687)	(453)	(359)	(345)	(453)
Securitization No. 2	200,000	Jan-07	Aug-12	5.06	Jun-07	(1,850)	(695)	(185)	(178)	(340)
Securitization No. 2	410,000	Feb-07	Apr-17	5.14	Jun-07	(3,119)	(1,825)	(202)	(185)	(337)
Term Financing No. 1	150,000	Jul-07	Dec-17	5.14	Mar-08	15,281	10,425	1,045	976	1,848
Term Financing No. 1	440,000	Jun-07	Feb-13	4.88	Partial — Mar-08 Full — Jun-08	26,281	13,084	3,045	2,844	5,386
Term Financing No. 1	248,000	Aug-07	May-13	5.33	Jun-08	9,888	4,895	1,130	1,472	1,753
Term Financing No. 2	360,000	Jan-08	Feb-19	5.16	Partial — Jun-08 Full — Oct-08	23,077	10,917	1,361	1,076	1,688
ECA Term Financing and New A330 Aircraft future debt	238,000	Jan-11	Apr-16	5.23	Dec-08	19,430	18,445	940	—	699
New A330 Aircraft future debt and securitization	231,000	Apr-10	Oct-15	5.17	Partial — Jun-08 Full — Dec-08	15,310	12,437	674	—	1,735
New A330 Aircraft future debt and securitization	203,000	Jun-07	Jan-12	4.89	Dec-08	2,728 (1)	—	968	—	—
New A330 Aircraft future debt and securitization	238,000	Jul-11	Sep-16	5.27	Dec-08	17,254	15,969	1,121	—	—

Total						$105,655	$82,641	$7,796	$4,074	$11,421

(1)	The deferred loss for this swap is related to the period prior to de-designation.
     The amount of loss expected to be reclassified from accumulated other comprehensive income (“OCI”) into interest expense over the next 12 months consists of net interest settlements on active interest rate derivatives in the amount of $88,203 and the amortization of deferred net losses in the amount of $11,421. For the six months ended June 30, 2010, the amount of loss reclassified from OCI into interest expense consisted of net interest settlements on active interest rate derivatives in the amount of $49,353, and the amortization of deferred net losses (including accelerated amortization) in the amount of $4,074 as disclosed below.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2010
     The following table summarizes amounts charged directly to the consolidated statement of income for the three and six months ended June 30, 2009 and 2010, respectively, related to our interest rate derivatives:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Interest Expense:
Hedge ineffectiveness (gains) losses	$(444)	$902	$(573)	$1,769

Amortization:
Accelerated amortization of deferred losses	829	6	3,704	453
Amortization of deferred losses	2,018	1,764	4,092	3,621

Total Amortization	2,847	1,770	7,796	4,074

Total charged to interest expense	$2,403	$2,672	$7,223	$5,843

Other Income (Expense):
Mark to market gains (losses) on undesignated interest rate derivatives	$1,072	$(176)	$1,164	$(546)

Total charged to other income (expense)	$1,072	$(176)	$1,164	$(546)

     The weighted average interest pay rates of these derivatives at December 31, 2009 and June 30, 2010 were 4.91% and 4.93%, respectively.
Note 12. Interest, Net
     The following table shows the components of interest, net:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$36,642	$35,348	$73,412	$70,946
Hedge ineffectiveness (gains) losses	(444)	902	(573)	1,769
Amortization of interest rate derivatives related to deferred losses	2,847	1,770	7,796	4,074
Amortization of deferred financing fees	3,198	2,956	5,731	5,760

Interest Expense	42,243	40,976	86,366	82,549
Less interest income	(416)	(30)	(857)	(40)
Less capitalized interest	(345)	(780)	(616)	(1,384)

Interest, net	$41,482	$40,166	$84,893	$81,125

Note 13. Shareholders’ Equity and Share Based Payment
     In April 2010, the Company granted 35,640 restricted common shares to certain directors with a total fair value of $343. The shares vest on January 2, 2011. The fair value of the restricted common shares granted is determined based upon the market price of the common shares at grant date.
     On May 11, 2010, the Board accelerated the vesting of 98,072 restricted shares of a former officer of the Company, resulting in a non-cash share based expense of $572 in the second quarter of 2010.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2010
Note 14. Subsequent Events
     We have a commitment to acquire three used Airbus Model A330-200 passenger configuration aircraft from Sri Lankan Airlines, the flag carrier of Sri Lanka, in a sale-leaseback transaction. We refer to these aircraft as the “A330 SLB Aircraft.” The first of the three A330 SLB Aircraft transactions closed on July 26, 2010 and the remaining two are expected to close in the third quarter of 2010. We also have a commitment to purchase one used Boeing Model 737-800 aircraft which is subject to lease and is expected to close in the third quarter of 2010.
     In July 2010, Aircastle Limited closed an offering of 9.75% senior unsecured notes due in 2018, in an aggregate principal amount of $300 million. The notes were issued at 98.645% of par and were offered only to qualified institutional buyers and buyers outside the United States in accordance with Rule 144A and Regulation S, respectively, under the Securities Act of 1933. We used a portion of the net proceeds of the private placement to repay $25 million drawn under a credit facility used in connection with the purchase of the first A330 SLB Aircraft and plan to use the remaining net proceeds to repay all of the outstanding indebtedness under our Term Financing No. 2 and for general corporate purposes, including the purchase of aviation assets.
     In July 2010, we secured a commitment from Citigroup Global Markets Inc. for a $50 million senior unsecured revolving credit facility which will have a three-year term and, subject to the completion of satisfactory documentation, is anticipated to close during the third quarter of 2010.
     In addition, in July 2010, we also secured new financing commitments which will benefit from an ECA guarantee provided by Compagnie Francaise d’Assurance pour le Commerce Exterieur, or COFACE, as follows:
•	Sumitomo Mitsui Banking Corporation (SMBC) committed $250 million in debt to finance the first three New A330 Aircraft delivering to South African Airways; and

•	Citibank, N.A. committed approximately $221 million and The Bank of Tokyo-Mitsubishi UFJ, Ltd. committed approximately $227 million, to finance the six additional New A330 Aircraft.

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
     Certain items in this Quarterly Report on Form 10-Q (this “report”), and other information we provide from time to time, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not necessarily limited to, statements relating to our ability to acquire, sell, lease or finance aircraft, raise capital, pay dividends, and increase revenues, earnings, EBITDA, Adjusted Net Income and Adjusted Net Income plus Depreciation and Amortization and the global aviation industry and aircraft leasing sector. Words such as “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “may,” “will,” “would,” “could,” “should,” “seeks,” “estimates” and variations on these words and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements; Aircastle Limited can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any forward-looking statements contained in this report. Factors that could have a material adverse effect on our operations and future prospects or that could cause actual results to differ materially from Aircastle Limited’s expectations include, but are not limited to, prolonged capital markets disruption and volatility, which may adversely affect our continued ability to obtain additional capital to finance our working capital needs, our pre-delivery payment obligations and other aircraft acquisition commitments, our ability to extend or replace our existing financings, and the demand for and value of aircraft; our exposure to increased bank and counterparty risk caused by credit and capital markets disruptions; volatility in the value of our aircraft or in appraisals thereof, which may, among other things, result in increased principal payments under our term financings and reduce our cash flow available for investment or dividends; general economic conditions and business conditions affecting demand for aircraft and lease rates; our continued ability to obtain favorable tax treatment in Bermuda, Ireland and other jurisdictions; our ability to pay dividends; high or volatile fuel prices, lack of access to capital, reduced load factors and/or reduced yields, operational disruptions caused by volcanic activity and other factors affecting the creditworthiness of our airline customers and their ability to continue to perform their obligations under our leases; termination payments on our interest rate hedges; and other risks detailed from time to time in Aircastle Limited’s filings with the Securities and Exchange Commission, or the SEC, including “Risk Factors” as previously disclosed in Aircastle’s 2009 Annual Report on Form 10-K, and elsewhere in this report. In addition, new risks and uncertainties emerge from time to time, and it is not possible for Aircastle to predict or assess the impact of every factor that may cause its actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this report. Aircastle Limited expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.
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

OVERVIEW
     We are a global company that acquires, leases and sells high-utility commercial jet aircraft to passenger and cargo airlines throughout the world. High-utility aircraft are generally modern, operationally efficient jets with a large operator base and long useful lives. As of June 30, 2010, our aircraft portfolio consisted of 129 aircraft and we had 63 lessees located in 36 countries. At June 30, 2010, the average age of the aircraft in our portfolio was 11.3 years and the average remaining lease term was 4.6 years, in each case weighted by net book value. Our revenues and income from continuing operations for the three and six months ended June 30, 2010 were $130.2 million and $19.7 million and $260.7 million and $40.9 million, respectively.
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
     Thus far in 2010, air traffic data has continued to demonstrate improvement, with passenger and cargo traffic demand increasing by 7.9% and 28.3%, respectively, for the first six months of 2010 as compared to the same period in 2009, according to the International Air Transport Association. We are encouraged by the recent trends and believe that passenger and cargo traffic will likely continue to improve as the global economy recovery continues, and that demand for high-utility aircraft will strengthen as a result, although we are carefully monitoring our European customers in particular following the temporary closing of European airspace resulting from the eruption of the Eyjafjallajokull volcano. Going forward, we believe the market will be driven to a large extent by expansion in larger emerging markets and rising levels of per capita air travel.
     We intend to pay regular quarterly dividends to our shareholders. On March 12, 2010, our board of directors declared a regular quarterly dividend of $0.10 per common share, or an aggregate of $8.0 million, for the three months ended March 31, 2010, which was paid on April 15, 2010 to holders of record on March 31, 2010. On May 25, 2010, our board of directors declared a second quarter dividend of $0.10 per common share, or an aggregate of $7.9 million, for the three months ended June 30, 2010, which was paid on July 15, 2010 to shareholders of record on June 30, 2010. This dividend may not be indicative of the amount of any future dividends.
Revenues
     Our revenues are comprised primarily of operating lease rentals on flight equipment held for lease. In addition, we recognize revenue from retained maintenance payments related to lease expirations and lease termination payments.
     Typically, our aircraft are subject to net operating leases whereby the lessee pays lease rentals and is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs, although in a majority of cases, we are obligated to pay a portion of specified maintenance or modification costs. Our aircraft lease agreements generally provide for the periodic payment of a fixed amount of rent over the life of the lease and the amount of the contracted rent will depend upon the type, age, specification and condition of the aircraft and market conditions at the time the lease is committed. The amount of rent we receive will depend on a number of factors, including the credit-worthiness of our lessees and the occurrence of delinquencies, restructurings and defaults. Our lease rental revenues are also affected by the extent to which aircraft are off-lease and our ability to remarket aircraft that are nearing the end of their leases in order to minimize their off-lease time. Our success in re-leasing aircraft is affected by market conditions relating to our aircraft and by general industry conditions and trends. An increase in the percentage of off-lease aircraft or a reduction in lease rates upon remarketing would negatively impact our revenues.
     Under an operating lease, the lessee will be responsible for performing maintenance on the relevant aircraft and will typically be required to make payments to us for heavy maintenance, overhaul or replacement of certain high-value components of the aircraft. These maintenance payments are based on hours or cycles of utilization or on calendar time, depending upon the component, and would be made either monthly in arrears or at the end of the lease term. For maintenance payments made monthly in arrears during a lease term, we will typically be required to reimburse all or a portion of these payments to the lessee upon completion of the relevant heavy maintenance, overhaul or parts replacement. We record maintenance payments paid by the lessee during a lease as accrued maintenance liabilities in recognition of our obligation in the lease to refund such payments, and therefore we do not recognize maintenance revenue during the lease. Maintenance revenue recognition would occur at the end of a lease, when we are able to determine the amount, if any, by which reserve payments received exceed the amount we are required under the lease to reimburse to the lessee for heavy maintenance, overhaul or parts replacement. The amount of maintenance revenue we recognize in any reporting period is inherently volatile and is dependent upon a number of factors, including the timing of lease expiries, including scheduled and unscheduled expiries, the timing of maintenance events and the utilization of the aircraft by the lessee.
2010 Lease Expirations and Lease Placements
•	Scheduled lease expirations — placements. For our 19 aircraft originally having lease expirations in 2010, we have executed lease renewals, or commitments to lease or renew, with respect to 16 aircraft, we have sold one aircraft, we have an agreement to sell one aircraft and we are actively remarketing the remaining one aircraft. We estimate that for these 19 aircraft, excluding the two we sold or expect to sell, the weighted average lease term for the new leases or renewals will be approximately 3.5 years with monthly lease rates that are approximately 30% to 35% percent lower than the previous rentals. The drop in lease rates for these placements reflects more challenging market conditions when these new leases or renewals were executed, as well as a comparatively stronger lease placement environment, on average, when the previous leases were put in place. Given more challenging market conditions, we generally continue to seek shorter lease terms for placements so as to allow for the opportunity to benefit more quickly from possible market improvements.
•	Aircraft acquisitions — placements. In the second quarter of 2010, we acquired one used Boeing Model 737-800 aircraft and immediately placed it on lease with a customer. We are scheduled to take delivery of two of the New A330 Aircraft in 2010, both in the second half of the year. We have executed lease agreements for both aircraft with an affiliate of the HNA Group, the parent company of Hainan Airlines. We acquired one used Airbus Model A330-200 passenger configuration aircraft in the third quarter of 2010 in a sale - leaseback transaction. We also have commitments to acquire two used Airbus Model A330-200 passenger configuration aircraft and one Boeing Model 737-800 aircraft, all of which will be subject to lease upon acquisition.
2011 Lease Expirations and Lease Placements
•	Scheduled lease expirations — placements. We have 13 aircraft with lease expirations scheduled in 2011. We have executed lease renewals, or commitments to lease or renew, with respect to three of these aircraft, and we have a signed sale agreement to sell one aircraft. We are actively remarketing the remaining nine aircraft.
•	Aircraft acquisitions — placements. We are scheduled to take delivery of seven of the New A330 Aircraft in 2011. We executed a lease agreement for one of the New A330 Aircraft scheduled for delivery in 2011 with an affiliate of the HNA Group, and we executed lease agreements for six of the New A330 Aircraft scheduled for delivery in 2011 with South African Airways (PTY) LTD, or SAA. We currently have no other commitments to acquire aircraft in 2011.
2012-2014 Lease Expirations and Lease Placements
•	Scheduled lease expirations — placements. Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in the period 2012-2014:
•	2012: 29 aircraft, representing 20% of our net book value of flight equipment held for lease at June 30, 2010;
•	2013: 25 aircraft, representing 12% of our net book value of flight equipment held for lease at June 30, 2010; and
•	2014: 22 aircraft, representing 16% of our net book value of flight equipment held for lease at June 30, 2010.
•	Aircraft acquisitions — placements. We are scheduled to take delivery of one of the New A330 Aircraft in 2012 and we are actively remarketing it. We currently have no other commitments to acquire aircraft in the period 2012-2014.
Operating Expenses
     Operating expenses are comprised of depreciation of flight equipment held for lease, interest expense, selling, general and administrative expenses, aircraft impairment charges and maintenance and other costs. Because our operating lease terms generally require the lessee to pay for operating, maintenance and insurance costs, our portion of maintenance and other costs relating to aircraft reflected in our statement of income has been nominal; however, to the extent our customers failed to pay operating, maintenance, insurance or transition costs, our portion of these expenses for unscheduled lease terminations reflected in our income statement increased significantly during 2009 and 2010 as compared to prior years.
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

     During the second quarter of 2010, we acquired one off-lease Boeing Model 737-800 aircraft with cash on hand and immediately delivered the aircraft under a new lease to a new customer. Also, during the second quarter 2010, we sold one Boeing 757-200 for which we had a previously signed sale agreement. This sale resulted in a pre-tax loss of $1.3 million which is included in other income (expense) on our consolidated statement of income.
     We have a commitment to acquire three used Airbus Model A330-200 passenger configuration aircraft from Sri Lankan Airlines, the flag carrier of Sri Lanka, in a sale-leaseback transaction. The first of the three transactions closed on July 26, 2010 and the remaining two are expected to close in the third quarter of 2010. We also have a commitment to purchase one used Boeing Model 737-800 aircraft which is subject to lease and is expected to close in the third quarter of 2010.
     The following table sets forth certain information with respect to the aircraft owned by us as of June 30, 2010:
AIRCASTLE AIRCRAFT INFORMATION (Dollars in millions)

Owned
Aircraft as of
June 30, 2010(1)
Flight Equipment Held for Lease	$3,742
Number of Aircraft	129
Latest Generation Aircraft (Percentage of Total Aircraft)	88%
Number of Lessees	63
Number of Countries	36
Weighted Average Age – Passenger (years)(2)	11.5
Weighted Average Age – Freighter (years)(2)	10.7
Weighted Average Age – Combined (years)(2)	11.3
Weighted Average Remaining Passenger Lease Term (years)(3)	3.5
Weighted Average Remaining Cargo Lease Term (years)(3)	7.2
Weighted Average Remaining Combined Lease Term (years)(3)	4.6
Weighted Average Fleet Utilization for the three months ended June 30, 2010(4)	98%
Weighted Average Fleet Utilization for the six months ended June 30, 2010(4)	98%

(1)	Calculated using net book value as of June 30, 2010.

(2)	Weighted average age (years) by net book value.

(3)	Weighted average remaining lease term (years) by net book value.

(4)	Aircraft on-lease days as a percent of total days in period weighted by net book value, excluding aircraft in freighter conversion.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of
	June 30, 2010
	Number of	% of Net
	Aircraft	Book Value
Aircraft Type
Passenger:
Narrowbody	83	44%
Midbody	24	25%
Widebody	1	2%

Total Passenger	108	71%
Freighter	21	29%

Total	129	100%

Manufacturer
Boeing	86	64%
Airbus	43	36%

Total	129	100%

Regional Diversification
Europe	61	47%
Asia	29	19%
North America	15	12%
Latin America	11	9%
Middle East and Africa	12	12%
Off-lease(1)	1	1%

Total	129	100%

(1)	Represents one Boeing Model 757-200 aircraft which was returned to us early on a consensual basis in the third quarter of 2009 for which we have an executed sale agreement with an expected delivery date in the third quarter of 2010.
     Our largest customer represents less than 8% of the net book value of flight equipment held for lease at June 30, 2010. Our top 15 customers for aircraft we owned at June 30, 2010, representing 56 aircraft and 60% of the net book value of flight equipment held for lease, are as follows:

			Number of
Percent of Net Book Value	Customer	Country	Aircraft
Greater than 6% per customer	Emirates	United Arab Emirates	2
	Martinair(1)	Netherlands	5
	US Airways	USA	8

3% to 6% per customer	Avianca	Colombia	2
	China Eastern Airlines(2)	China	8
	Iberia Airlines	Spain	6
	GOL (3)	Brazil	6
	Airbridge Cargo(4)	Russia	1
	KLM (1)	Netherlands	1
	World Airways	USA	2

Less than 3% per customer	Icelandair(5)	Iceland	5
	Korean Air	South Korea	2
	Cimber-Sterling	Denmark	4
	SriLankan Airlines	Sri Lanka	2
	Malaysia Airlines	Malaysia	2

(1)	Martinair is a wholly owned subsidiary of KLM. Although KLM does not guarantee Martinair’s obligations under the relevant lease, if combined, the two, together with another affiliated customer, represent 11% of flight equipment held for lease.

(2)	Includes the aircraft leased to Shanghai Airlines, which was recently acquired by China Eastern Airlines. China Eastern Airlines does not guarantee the obligations of the aircraft we lease to Shanghai Airlines.

(3)	GOL has guaranteed the obligations of an affiliate, VRG Linhas Aereas, and accordingly, the two are shown combined in the above table.

(4)	Guaranteed by Volga-Dnepr.

(5)	Icelandair Group hf, the parent company of Icelandair, has guaranteed the obligations of an affiliate, SmartLynx, and accordingly, the two are shown combined in the above table.
     Our owned aircraft portfolio as of June 30, 2010 is listed in Exhibit 99.1 to this report. Approximately 88% of the total aircraft and 87% of the freighters we owned as of June 30, 2010, weighted by net book value, are what we consider to be the most current technology for the relevant airframe and engine type and airframe size, as listed under the headings “Latest Generation Narrowbody Aircraft,” “Latest Generation Midbody Aircraft,” “Latest Generation Widebody Aircraft” and “Latest Generation Widebody Freighter Aircraft” in Exhibit 99.1 to this report.
Finance
     Our debt financing arrangements are typically secured by aircraft and related operating leases, and in the case of our securitizations and pooled aircraft term financings, the financing parties have limited recourse to Aircastle Limited. While such financing has historically been available on reasonable terms given the loan to value profile we have pursued, current market conditions continue to limit the availability of both debt and equity capital. Though financing market conditions have recovered recently and we expect them to continue to improve in time, current market conditions remain difficult, and we are presently taking a cautious approach to incremental financing and with respect to refinancing risk, which may constrain our ability to undertake new transactions. During the near term, we intend to focus our efforts on investment opportunities that both tap commercial financial capacity where it is accessible on reasonable terms and also where there is potential availability of debt financing that benefits from government guarantees either from the ECAs or from EXIM.
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

RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2009 to the three months ended June 30, 2010:

	Three Months Ended
	June 30,
	2009	2010
	(Dollars in thousands)
Revenues:
Lease rental revenue	$129,406	$128,133
Amortization of net lease discounts and lease incentives	(2,810)	(4,909)
Maintenance revenue	9,637	6,836

Total lease rentals	136,233	130,060
Interest income	594	—
Other revenue	86	124

Total revenues	136,913	130,184

Expenses:
Depreciation	51,688	54,424
Interest, net	41,482	40,166
Selling, general and administrative	11,122	11,036
Maintenance and other costs	4,502	3,437

Total operating expenses	108,794	109,063

Other income (expense):
Loss on sale of aircraft	—	(1,291)
Other income (expense)	1,501	(176)

Total other income (expense)	1,501	(1,467)

Income from continuing operations before income taxes	29,620	19,654
Income tax provision	2,049	1,515

Net income	$27,571	$18,139

Revenues:
     Total revenues decreased by 4.9% or $6.7 million for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, primarily as a result of the following:
     Lease rental revenue. The decrease in lease rental revenue of $1.3 million for the three months ended June 30, 2010 as compared to the same period in 2009 was primarily the result of decreases of:
•	$4.0 million of revenue due to lease extensions and transitions at lower rentals; and
•	$1.1 million of revenue as a result three aircraft sold during 2009.
     These decreases were offset partially by an increase in revenue of $4.2 million due to aircraft purchased in 2009 and one aircraft purchased in 2010.
     Amortization of net lease discounts and lease incentives. The increase in amortization of net lease discounts and lease incentives of $2.1 million for the three months ended June 30, 2010 as compared to the same period in 2009 results from a net increase in amortization of lease incentives of $1.3 million primarily related to three aircraft transitions during the second quarter of 2010 and the full quarter impact for 15 aircraft transitions during 2009. In addition, a decrease in amortization of net lease discounts of $0.8 million for the three months ended June 30, 2010 as compared to the same period in 2009 occurred due to scheduled lease maturities.
     Maintenance revenue. The decrease in maintenance revenue of $2.8 million is the result of $4.5 million of lower maintenance revenue from early terminations of leases (none in the three months ended June 30, 2010 as compared to $4.5 million in the three months ended June 30, 2009) offset by $1.7 million of higher maintenance revenue from scheduled lease terminations ($6.8 million in the three months ended June 30, 2010 as compared to $5.2 million in the three months ended June 30, 2009).
     Interest income. The decrease in interest income of $0.6 million was due to the sale of our debt investments in the third and fourth quarters of 2009.
Operating Expenses:
     Total operating expenses increased by 0.3% or $0.3 million for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 primarily as a result of the following:
     Depreciation expense increased by $2.7 million for the three months ended June 30, 2010 over the same period in 2009. The net increase is primarily the result of:
•	a $2.8 million increase in depreciation for capitalized aircraft improvements and planned major maintenance activities; and
•	a $1.1 million increase in depreciation for two aircraft acquired in 2009.
     These increases were offset partially by:
•	a $1.2 million decrease in depreciation for aircraft sold.
     Interest, net consisted of the following:

	Three Months Ended
	June 30,
	2009	2010
	(Dollars in thousands)
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$36,642	$35,348
Hedge ineffectiveness (gains) losses	(444)	902
Amortization of interest rate derivatives related to deferred losses	2,847	1,770
Amortization of deferred financing fees	3,198	2,956

Interest Expense	42,243	40,976
Less interest income	(416)	(30)
Less capitalized interest	(345)	(780)

Interest, net	$41,482	$40,166

     Interest, net decreased by $1.3 million, or 3.2%, over the three months ended June 30, 2009. The net decrease is primarily a result of a decrease in interest expense on our borrowings primarily due to:
•	a lower weighted average debt balance ($2.40 billion for the three months ended June 30, 2010 as compared to $2.46 billion for the three months ended June 30, 2009); and
•	a lower average cost of borrowing during the three months ended June 30, 2010 compared to the same period in 2009.
     Selling, general and administrative expenses for the three months ended June 30, 2010 remained flat over the same period in 2009. Non-cash share based expense was $1.7 million and $1.9 million for the three months ended June 30, 2009 and 2010, respectively.

     Maintenance and other costs were $3.4 million for the three months ended June 30, 2010, a decrease of $1.1 million over the same period in 2009. The net decrease is primarily a result of:
•	a $0.7 million decrease in aircraft maintenance and other transitions costs relating to unscheduled and scheduled lease terminations in 2009.
Other income (expense):
     Total other expense for the three months ended June 30, 2010 was $1.5 million as compared to $1.5 million of income for the same period in 2009. The change is primarily a result of $1.2 million lower mark-to-market adjustments on our undesignated interest rate derivatives, and a $1.3 million loss on the sale of an aircraft in the second quarter of 2010.
Income Tax Provision
     Our provision for income taxes for the three months ended June 30, 2009 and 2010 was $2.0 million and $1.5 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland and the United States. The decrease in our income tax provision of approximately $0.5 million for the three months ended June 30, 2010 as compared to the same period in 2009 was attributable to a decrease in operating income subject to tax in the U.S. and Ireland.
     All of our aircraft-owning subsidiaries that are recognized as corporations for U.S. tax purposes are non-U.S. corporations. These non-U.S. subsidiaries generally earn income from sources outside the United States and typically are not subject to U.S. federal, state or local income taxes, unless they operate within the U.S., in which case they may be subject to federal, state and local income taxes. We also have a U.S.-based subsidiary which provides management services to our non-U.S. subsidiaries and is subject to U.S. federal, state and local income taxes. In addition, those subsidiaries that are resident in Ireland are subject to Irish tax.
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
Other comprehensive income (loss):

	Three Months Ended
	June 30,
	2009	2010
	(Dollars in thousands)
Net income	$27,571	$18,139
Net change in fair value of derivatives, net of tax expense of $972 and $197, respectively	65,320	(21,227)
Derivative loss reclassified into earnings	2,847	1,770
Net change in unrealized fair value of debt investments	936	—

Total comprehensive income (loss)	$96,674	$(1,318)

     Other comprehensive loss was $1.3 million for the three months ended June 30, 2010, a decrease of $98.0 million from the $96.7 million of other comprehensive income for the three months ended June 30, 2009. The decrease in other comprehensive income is primarily a result of:
•	a $86.5 million increase in deferred losses resulting from changes in the fair value of outstanding interest rate derivatives qualifying for and designated as cash flow hedges due primarily to an increase in the forward LIBOR curve at June 30, 2009 versus March 31, 2009 compared to a decrease in the forward LIBOR curve at June 30, 2010 versus March 31, 2010;

•	a $1.1 million decrease in amortization into earnings of deferred net losses primarily due to accelerated amortization from terminated interest rate derivatives in the second quarter of 2009; and

•	a $9.4 million decrease in net income.
Comparison of the six months ended June 30, 2009 to the six months ended June 30, 2010:

	Six Months Ended
	June 30,
	2009	2010
	(Dollars in thousands)
Revenues:
Lease rental revenue	$255,400	$258,255
Amortization of net lease discounts and lease incentives	(3,927)	(9,754)
Maintenance revenue	16,240	12,090

Total lease rentals	267,713	260,591
Interest income	1,227	—
Other revenue	111	154

Total revenues	269,051	260,745

Expenses:
Depreciation	103,249	108,569
Interest, net	84,893	81,125
Selling, general and administrative	22,217	22,709
Maintenance and other costs	10,278	5,637

Total operating expenses	220,637	218,040

Other income (expense):
Loss on sale of aircraft	—	(1,291)
Other income (expense)	1,593	(546)

Total other income (expense)	1,593	(1,837)

Income from continuing operations before income taxes	50,007	40,868
Income tax provision	3,965	3,850

Net income	$46,042	$37,018

Revenues:
     Total revenues decreased by 3.1% or $8.3 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, primarily as a result of the following:
     Lease rental revenue. The increase in lease rental revenue of $2.9 million for the six months ended June 30, 2010 as compared to the same period in 2009 was primarily the result of $9.0 million of revenue from two new aircraft purchased in 2009 and one used aircraft purchased in 2010.
     This increase was offset partially by a decrease in revenue of:
•	$2.9 million of revenue due to lease extensions and transitions at lower rentals; and

•	$2.2 million of revenue due to three aircraft sold during 2009.
     Amortization of net lease discounts and lease incentives. The increase in amortization of net lease discounts and lease incentives of $5.8 million for the six months ended June 30, 2010 as compared to the same period in 2009 results from a net increase in amortization of net lease incentives of $4.1 million for six aircraft transitions during 2010 and the full year impact for 15 aircraft transitions during 2009. In addition, a decrease in the amortization of net lease discounts of $1.8 million for the six months ended June 30, 2010 as compared to the same period in 2009 occurred due to scheduled lease maturities.

     Maintenance revenue. The decrease in maintenance revenue of $4.1 million is the result of $7.0 million of lower maintenance revenue from early terminations of leases ($0.7 million in the six months ended June 30, 2010 as compared to $7.7 million in the six months ended June 30, 2009) offset by $2.8 million of higher maintenance revenue from scheduled lease terminations ($11.4 million in the six months ended June 30, 2010 as compared to $8.6 million in the six months ended June 30, 2009).
     Interest income. The decrease in interest income of $1.2 million was due to the sale of our debt investments in the third and fourth quarters of 2009.
Operating Expenses:
     Total operating expenses decreased by 1.2% or $2.6 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 primarily as a result of the following:
     Depreciation expense increased by $5.3 million for the six months ended June 30, 2010 over the same period in 2009. The net increase is primarily the result of:
•	a $5.1 million increase in depreciation for capitalized aircraft improvements and planned major maintenance activities; and

•	a $2.5 million increase in depreciation for new aircraft acquired in 2009.
     These increases were offset partially by:
•	a $2.3 million decrease in depreciation for aircraft sold.
     Interest, net consisted of the following:

	Six Months Ended
	June 30,
	2009	2010
	(Dollars in thousands)
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$73,412	$70,946
Hedge ineffectiveness (gains) losses	(573)	1,769
Amortization of interest rate derivatives related to deferred losses	7,796	4,074
Amortization of deferred financing fees	5,731	5,760

Interest Expense	86,366	82,549
Less interest income	(857)	(40)
Less capitalized interest	(616)	(1,384)

Interest, net	$84,893	$81,125

     Interest, net decreased by $3.8 million, or 4.4%, over the six months ended June 30, 2009. The net decrease is primarily a result of:
•	a $2.5 million decrease in interest expense on our borrowings primarily due to:
•	a lower weighted average debt balance ($2.43 billion for the six months ended June 30, 2010 as compared to $2.46 billion for the six months ended June 30, 2009); and

•	a lower average cost of borrowing during the six months ended June 30, 2010 compared to the same period in 2009; and
•	a $3.7 million decrease in amortization of deferred losses on interest rate derivatives primarily due to a decrease related to accelerated amortization of deferred losses from terminated interest rate derivatives for borrowings that we no longer anticipate making (i.e., that are no longer probable of occurring) as a result of a lower forecasted debt financings.

     These decreases were offset partially by
•	a $2.3 million increase in losses from measured hedge ineffectiveness.
     Selling, general and administrative expenses for the six months ended June 30, 2010 remained flat over the same period in 2009 except for an increase in non-cash share based expense. Non-cash share based expense was $3.4 million and $3.7 million for the six months ended June 30, 2009 and 2010, respectively.
     Maintenance and other costs were $5.6 million for the six months ended June 30, 2010, a decrease of $4.6 million over the same period in 2009. The net decrease is primarily a result of:
•	a $1.8 million decrease in aircraft maintenance and other transitions costs primarily relating to unscheduled lease terminations for eight aircraft returned to us in the fourth quarter of 2008; and

•	a $1.4 million decrease in aircraft maintenance and other transitions costs relating to unscheduled and scheduled lease terminations in 2009.
Other income (expense):
     Total other expense for the six months ended June 30, 2010 was $1.8 million as compared to $1.6 million of income for the same period in 2009. The change is primarily a result of $1.7 million lower mark-to-market adjustments on our undesignated interest rate derivatives, and a $1.3 million loss on the sale of an aircraft in the second quarter of 2010.
Income Tax Provision
     Our provision for income taxes for the six months ended June 30, 2009 and 2010 was $4.0 million and $3.9 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland and the United States. The decrease in our income tax provision of approximately $0.1 million for the six months ended June 30, 2010 as compared to the same period in 2009 was attributable to a decrease in operating income subject to tax in the U.S. and Ireland, partially offset by an increase in tax expense related to the vesting of stock awards.
     All of our aircraft-owning subsidiaries that are recognized as corporations for U.S. tax purposes are non-U.S. corporations. These non-U.S. subsidiaries generally earn income from sources outside the United States and typically are not subject to U.S. federal, state or local income taxes, unless they operate within the U.S., in which case they may be subject to federal, state and local income taxes. We also have a U.S.-based subsidiary which provides management services to our non-U.S. subsidiaries and is subject to U.S. federal, state and local income taxes. In addition, those subsidiaries that are resident in Ireland are subject to Irish tax.
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

Other comprehensive income:

	Six Months Ended
	June 30,
	2009	2010
	(Dollars in thousands)
Net income	$46,042	$37,018
Net change in fair value of derivatives, net of tax expense of $1,203 and $280, respectively	79,292	(29,825)
Derivative loss reclassified into earnings	7,796	4,074
Net change in unrealized fair value of debt investments	(138)	—

Total comprehensive income	$132,992	$11,267

     Other comprehensive income was $11.3 million for the six months ended June 30, 2010, a decrease of $121.7 million from the $133.0 million of other comprehensive income for the six months ended June 30, 2009. The decrease in other comprehensive income is primarily a result of:
•	a $109.1 million increase in deferred losses resulting from changes in the fair value of outstanding interest rate derivatives qualifying for and designated as cash flow hedges due primarily to an increase in the forward LIBOR curve at June 30, 2009 versus December 31, 2008 compared to a decrease in the forward LIBOR curve at June 30, 2010 versus December 31, 2009;

•	a $3.7 million decrease in amortization into earnings of deferred net losses primarily due to accelerated amortization from terminated interest rate derivatives in the first six months of 2009; and

•	a $9.0 million decrease in net income.
     The amount of loss expected to be reclassified from accumulated other comprehensive income into interest expense over the next 12 months consists of net interest settlements on active interest rate derivatives in the amount of $88.2 million and the amortization of deferred net losses from terminated interest rate derivatives in the amount of $11.4 million. See “Liquidity and Capital Resources — Hedging” below for more information on deferred net losses as related to terminated interest rate derivatives.
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
LIQUIDITY AND CAPITAL RESOURCES
     Our primary sources of liquidity currently are cash on hand, cash generated by our aircraft leasing operations and loans secured by new aircraft we acquire and unsecured borrowings. Our business is very capital intensive, requiring significant investments in order to expand our fleet during periods of growth and investments in maintenance and improvements on our existing portfolio. Our business also generates a significant amount of cash from operations, primarily from lease rental revenue and maintenance revenue. These sources have historically provided liquidity for these investments and for other uses, including the payment of dividends to our shareholders. In the past, we have also met our liquidity and capital resource needs by utilizing several sources, including:
•	lines of credit, our securitizations, term financings and, more recently, secured borrowings supported by export credit agencies for new aircraft acquisitions;

•	public offerings of common shares; and

•	asset sales.
Going forward, we expect to continue to seek liquidity from these sources, as well as from the unsecured bond market, subject to pricing and conditions that we consider satisfactory.
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
     In June 2010, we closed a $108.5 million pre-delivery payment financing loan facility from SMBC with respect to six new Airbus A330-200 passenger aircraft scheduled for delivery on long-term leases to SAA during 2011. As of June 30, 2010, we had drawn down $57.1 million under this facility.
     In July 2010, Aircastle Limited closed an offering of 9.75% senior unsecured notes due in 2018, in an aggregate principal amount of $300 million. The notes were issued at 98.645% of par and were offered only to qualified institutional buyers and buyers outside the United States in accordance with Rule 144A and Regulation S, respectively, under the Securities Act of 1933. We used a portion of the net proceeds of the private placement to repay $25 million drawn under a credit facility used in connection with the purchase of the first A330 SLB Aircraft and plan to use the remaining net proceeds to repay all of the outstanding indebtedness under our Term Financing No. 2 and for general corporate purposes, including the purchase of aviation assets.
     In July 2010, we secured a commitment from Citigroup Global Markets Inc. for a $50 million senior unsecured revolving credit facility which will have a three-year term and, subject to the completion of satisfactory documentation, is anticipated to close during the third quarter of 2010.
     In addition, in July 2010, we secured new financing commitments which will benefit from an ECA guarantee provided by Compagnie Francaise d’Assurance pour le Commerce Exterieur, or COFACE, as follows:
•	Sumitomo Mitsui Banking Corporation (SMBC) committed $250 million in debt to finance the first three New A330 Aircraft delivering to South African Airways; and

•	Citibank, N.A. committed approximately $221 million and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BOTM) committed approximately $227 million, to finance the six New A330 Aircraft.

     During the six months ended June 30, 2010, we funded $72.7 million of pre-delivery payments (including buyer furnished equipment) on our New A330 Aircraft. As described above, we also drew down $57.1 million under the pre-delivery payment financing loan to refinance certain pre-delivery payments made to Airbus.
     For the remainder of 2010, we expect to fund approximately $171.7 million of total payments for our New A330 Aircraft, comprising both pre-delivery and delivery payments to Airbus S.A.S. and buyer furnished equipment suppliers. We estimate borrowings available under our A330 PDP Facility, together with financing commitments from Citibank, N.A. and BOTM, will cover substantially all these funding requirements for the remainder of the year.
     In addition, as of June 30, 2010, we expect capital expenditures and lessee maintenance payment draws on our aircraft portfolio during 2010 to be approximately $120.0 million to $130.0 million, excluding purchase obligation payments, and we expect maintenance collections from lessees on our owned aircraft portfolio to be approximately equal to the expected expenditures and draws over the next twelve months. There can be no assurance that the capital expenditures, our contributions to maintenance events and lessee maintenance payment draws described above will not be greater than expected or that our expected maintenance payment collections or disbursements will equal our current estimates.
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
Cash Flows

	Six Months Ended
	June 30,
	2009	2010
	(Dollars in thousands)
Net cash flow provided by operating activities	$126,491	$170,692
Net cash flow used in investing activities	(144,735)	(130,035)
Net cash flow provided by (used in) financing activities	33,082	(33,627)
     Operating Activities:
     Cash flow from operations was $126.5 million and $170.7 million for the six months ended June 30, 2009 and June 30, 2010, respectively. The increase in cash flow from operations of approximately $44.2 million for the six months ended June 30, 2010 versus the same period in 2009 was primarily a result of:
•	a net $29.2 million increase in cash from the release of restricted cash from returned security deposits offset by the receipt of maintenance payments;

•	a $10.9 million increase in cash from working capital; and

•	a $3.2 million increase in cash from a decrease in cash payments for interest.
Investing Activities:
     Cash used in investing activities was $144.7 million and $130.0 million for the six months ended June 30, 2009 and June 30, 2010, respectively. The decrease in cash flow used in investing activities of $14.7 million for the six months ended June 30, 2010 versus the same period in 2009, was primarily a result of:

•	a $50.4 million decrease in the acquisition and improvement of flight equipment.
     This decrease was offset partially by:
•	a $35.0 million increase in purchase deposits under our Airbus A330 Agreement and aircraft undergoing freighter conversion; and

•	$0.8 million lower proceeds from the sale of and principal repayments on our debt investments.
     Financing Activities:
     Net cash provided by financing activities was $33.1 million for the six months ended June 30, 2009 as compared to a net use of cash of $33.6 million for the six months ended June 30, 2010. The net increase in cash flow used in financing activities of $66.7 million for the six months ended June 30, 2010 versus the same period in 2009 was a result of:
•	$36.1 million of lower security deposits received net of deposits returned;

•	$22.5 million of higher financing repayments on our securitizations and term debt financings; and

•	$13.8 million of lower proceeds from term debt financings.
     The outflows were offset partially by:
•	$3.4 million of higher maintenance payments received net of maintenance payments returned; and

•	$2.8 million of lower payments for terminated cash flow hedges.
Debt Obligations
     The following table provides a summary of our securitizations and term financing facilities at June 30, 2010:

					Final
		Outstanding	Number of	Interest	Stated
Debt Obligation	Collateral	Borrowing(1)	Aircraft	Rate(2)	Maturity(3)
		(Dollars in thousands)
Securitization No. 1	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	$425,722	33	0.62%	6/20/31

Securitization No. 2	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	1,039,576	56	0.61%	6/14/37

Term Financing No. 1	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	672,764	28	2.10%	5/02/15

Term Financing No. 2	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	103,196	8	3.28%	9/23/13

ECA Term Financings	Interests in aircraft leases, beneficial interests in aircraft leasing entities and related interests	134,961	2	4.48% and 3.96%	5/27/21 and 12/03/21

A330 PDP Facility	Interests in Airbus A330 Agreement and aircraft leases	57,089	6	2.86%	12/1/11(4)

Total		$2,433,308

(1)	Outstanding borrowing amount equals committed borrowing amount at June 30, 2010.

(2)	Reflects floating rate in effect at the most recent applicable reset date, except for the ECA Term Financings which are fixed rate.

(3)	For Securitization No. 1, Securitization No. 2 and Term Financing No. 1, all cash flows available after expenses and interest will be applied to debt amortization, if the debt is not refinanced by June 2011, June 2012, and May 2013, respectively.

(4)	Reflects the last scheduled delivery month for the six relevant new Airbus A330-200 delivery positions. The final maturity date is the earlier of the aircraft delivery date or nine months after the scheduled delivery month for the last scheduled delivery position.
     The following securitizations and term debt financing structures include liquidity facility commitments described in the table below:

		Available Liquidity
		December 31,	June 30,	Unused	Interest Rate
Facility	Liquidity Facility Provider	2009	2010	Fee	on any Advances
		(Dollars in thousands)
Securitization No. 1	Calyon	$42,000	$42,000	0.45%	1M Libor + 1.00%
Securitization No. 2	HSH Nordbank AG(1)	79,617	77,968	0.50%	1M Libor + 0.75%
Term Financing No. 1	Calyon	14,174	13,455	0.60%	1M Libor + 1.20%

(1)	Following a ratings downgrade with respect to the liquidity facility provider in May 2009, the liquidity facility was drawn and the proceeds, or permitted investments thereof, remain available to provide liquidity if required. Amounts drawn following a ratings downgrade with respect to the liquidity facility provider do not bear interest; however, net investment earnings will be paid to the liquidity facility provider and the unused fee continues to apply.
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
     In March 2010, we completed the maintenance-adjusted appraisal for the Term Financing No. 1 Portfolio and determined that our loan to value ratio on the April 2010 payment date was approximately 78%, and therefore we anticipated being required to make supplemental principal payments of approximately $20.0 million before any excess cash from Term Financing No. 1 would be paid to us. During the second quarter of 2010, we made supplemental principal payments of $11.5 million. In June 2010, we amended the loan documents for Term Financing No. 1 so that 75% of the stated amount of qualifying letters of credit held for maintenance events would be taken into account in the loan to value test. Based on this amendment and the supplemental principal payments previously made, we were in compliance with the loan to value ratio as of July 2010.
A330 PDP Facility
     In June 2010, one of our subsidiaries entered into a $108.5 million loan facility to finance a portion of the pre-delivery payments (“PDP”) on six new Airbus Model A330-200 aircrafts to be acquired under the Airbus A330 purchase agreement. We refer to this loan facility as the “A330 PDP Facility”. The loans are secured by, among other things, an assignment of certain rights under the Airbus A330 Agreement and an assignment of the lease agreement for each aircraft and are guaranteed by Aircastle Limited.
     Loans under the A330 PDP Facility bear interest on a floating rate basis of one-month Libor plus 2.50% per annum and are payable monthly in arrears following the initial drawdown on the outstanding balance of the facility. The loans are subject to a commitment fee of 0.25% per annum, payable quarterly in arrears, on the undrawn portion of the facility. The facility may be prepaid without penalty, subject to certain customary conditions. Each loan is payable in full on the delivery date of the relevant aircraft or nine months after the scheduled delivery date. There are no financial covenants associated with this facility.
Contractual Obligations
     Our contractual obligations consist of principal and interest payments on variable rate liabilities, interest payments on interest rate derivatives, purchase obligations under the Airbus A330 Agreement, other aircraft acquisition agreements and rent payments pursuant to our office leases. Total contractual obligations decreased from $3.69 billion at December 31, 2009 to approximately $3.65 billion at June 30, 2010 due primarily to:
•	principal and interest payments made under our securitizations and term financings; and

•	lower variable interest rates and payments made under our purchase obligations.
     These decreases were partially offset by an increase in borrowings under our A330 PDP Facility and a new commitment to acquire three used aircraft.
The following table presents our actual contractual obligations and their payment due dates as of June 30, 2010.

	Payments Due By Period as of June 30, 2010
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars in thousands)
Principal payments:
Securitization No. 1(1)	$425,722	$27,622	$174,977	$188,547	$34,576
Securitization No. 2(2)	1,039,576	58,642	228,448	343,844	408,642
Term Financing No. 1(3)	672,764	50,431	88,802	533,531	—
Term Financing No. 2(4)	103,196	32,270	65,548	5,378	—
ECA Term Financings(5)	134,961	9,552	20,392	22,253	82,764
A330 PDP Facility(6)	57,089	42,817	14,272	—	—

Total principal payments	2,433,308	221,334	592,439	1,093,553	525,982

Interest payments:
Interest payments on debt obligations(7)	135,466	32,696	52,759	35,230	14,781
Interest payments on interest rate derivatives(8)	298,226	98,449	129,367	59,710	10,700

Total interest payments	433,692	131,145	182,126	94,940	25,481

Office leases(9)	3,305	1,086	1,721	332	166
Purchase obligations(10)	781,631	506,264	275,367	—	—

Total	$3,651,936	$859,829	$1,051,653	$1,188,825	$551,629

(1)	Includes principal payments based on amortization schedules through October 2015 that require the securitization cash flows be applied to the outstanding principal balance of the indebtedness so that the loan to assumed aircraft values are held constant through June 2011, after which all excess cash flow is required to reduce the principal balances of the indebtedness.

(2)	Includes principal payments based on amortization schedules through February 2018 that require the securitization cash flows be applied to the outstanding principal balance of the indebtedness so that the loan to assumed aircraft values are held constant through June 2012, after which all excess cash flow is required to reduce the principal balances of the indebtedness. The Less than 1 year commitments include repayment of $16.1 million and the 1-3 years commitments include repayments of $7.3 million related to contracted sales for two aircraft in 2010 and one aircraft in 2011.

(3)	Includes scheduled principal payments through May 2013, after which all excess cash flow is required to reduce the principal balances of the indebtedness until maturity in May 2015.

(4)	Includes principal payments equal to 85% of the estimated cash flow remaining after the payment of expenses, fees, interest and amounts owing to interest rate hedge providers.

(5)	Includes scheduled principal payments based upon fixed rate, 12 year, fully amortizing loans.

(6)	Includes principal payments based upon the scheduled delivery of aircraft. The final maturity date is the earlier of the delivery date or nine months after the scheduled delivery date.

(7)	Future interest payments on variable rate, LIBOR-based debt obligations are estimated using the interest rate in effect at June 30, 2010.

(8)	Future interest payments on derivative financial instruments are estimated using the spread between the floating interest rates and the fixed interest rates in effect at June 30, 2010.

(9)	Represents contractual payment obligations for our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.

(10)	At June 30, 2010, we had aircraft purchase agreements including the acquisition of 10 New A330 Aircraft from Airbus. For the two New A330 Aircraft being delivered in 2010, we expect to debt finance 75% to 85% of the total cost of these aircraft upon delivery. After taking into consideration pre-delivery and buyer furnished equipment payments and the anticipated debt financing, we expect to receive an aggregate of $25.0 million to $35.0 million in net cash upon delivery. We also have confirmed commitments to purchase three used Airbus Model A330-200 aircraft, the first of the three transactions closed on July 26, 2010 and the remaining two are expected to close in the third quarter of 2010.
Capital Expenditures
     We make capital expenditures from time to time in connection with improvements made to our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the six months ended June 30, 2009 and 2010, we incurred a total of $24.7 million and $31.1 million, respectively, of capital expenditures (including lease incentives) related to the acquisition and improvement of aircraft.
     As of June 30, 2010, the weighted average age (by net book value) of our aircraft was approximately 11.3 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Under our leases, the lessee is primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement. At June 30, 2010, we had a $279.2 million maintenance payment liability on our balance sheet. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.
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
Off-Balance Sheet Arrangements
     We did not have any off-balance sheet arrangements as of June 30, 2010.
Foreign Currency Risk and Foreign Operations
     At June 30, 2010, all of our leases are payable to us in U.S. dollars. However, we incur Euro and Singapore dollar-denominated expenses in connection with our subsidiary in Ireland and branch office in Singapore. As of June 30, 2010, 12 of our 76 employees were based in Ireland and three employees were based in Singapore. For the six months ended June 30, 2010, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated approximately $3.8 million in U.S. dollar equivalents and represented approximately 17% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, it is likely that our international operations and our exposure to foreign currency risk will increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases we may enter into hedging transactions in the future to mitigate this risk. For the six months ended June 30, 2009 and 2010, we incurred insignificant net gains and losses on foreign currency transactions.
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
     We held the following interest rate derivatives as of June 30, 2010:

	Liability Derivatives
				Future
	Current			Maximum
	Notional	Effective	Maturity	Notional	Floating	Fixed	Balance Sheet
Hedged Item	Amount	Date	Date	Amount	Rate	Rate	Location	Fair Value
	(Dollars in thousands)
Interest rate derivatives designated as cash flow hedges :
Securitization No. 1	$439,092	Jun-06	Jun-16	$439,092	1M LIBOR + 0.27%	5.78%	Fair value of derivative liabilities	$65,071
Securitization No. 2	1,023,135	Jun-07	Jun-12	1,023,135	1M LIBOR	5.25% to 5.36%	Fair value of derivative liabilities	83,899
Term Financing No. 1(1)	610,808	Jun-08	May-13	610,808	1M LIBOR	4.04%	Fair value of derivative liabilities	43,969
Term Financing No. 1(1)	—	May-13	May-15	491,718	1M LIBOR	5.31%	Fair value of derivative liabilities	15,447

Total interest rate derivatives designated as cash flow hedges	2,073,035			2,564,753				208,386

Interest rate derivatives not designated as cash flow hedges:
Term Financing No. 2 (2)	92,856	Oct-08	Sep-13	92,856	3M LIBOR	3.17%	Fair value of derivative liabilities	3,312

Total interest rate derivatives not designated as cash flow hedges	92,856			92,856				3,312

Total interest rate derivatives	$2,165,891			$2,657,609				$211,698

(1)	The interest payments related to Term Financing No. 1 are being hedged by two consecutive interest rate derivatives. When the first matures in May 2013, the next becomes effective.

(2)	Although we entered into this interest rate derivative to hedge the variable rate interest payments in connection with Term Financing No. 2, it has not been designated as a hedge for accounting purposes.
     Our interest rate derivatives involve counterparty credit risk. As of June 30, 2010, our interest rate derivatives are held with the following counterparties: JP Morgan Chase Bank NA, Citibank Canada NA, HSH Nordbank AG and DVB Bank SE. All of our counterparties or guarantors of these counterparties are considered investment grade (senior unsecured ratings of A3 or above) by Moody’s Investors Service. All are also considered investment grade (long-term foreign issuer ratings of BBB+ or above) by Standard and Poor’s except HSH Nordbank AG which is not rated. We do not anticipate that any of these counterparties will fail to meet their obligations.
     In addition to the derivative liability above, another component of the fair value of our interest rate derivatives is accrued interest. As of June 30, 2010, accrued interest payable included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheet was $5.5 million related to interest rate derivatives designated as cash flow hedges and $54 thousand for interest rate derivatives not designated as cash flow hedges.
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
     Prior to the securitizations and term debt financings, our interest rate derivatives typically required us to post cash collateral to the counterparty when the value of the interest rate derivative exceeded a defined threshold. When the interest rate derivatives were terminated and became part of a larger aircraft portfolio financing, there were no cash collateral posting requirements associated with the new interest rate derivative. As of June 30, 2010, we did not have any cash collateral pledged under our interest rate derivatives, nor do we have any existing agreements that require cash collateral postings.
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

     The following table summarizes the deferred (gains) and losses and related amortization into interest expense for our terminated interest rate derivative contracts for the six months ended June 30, 2009 and 2010:

								Amount of Deferred
								(Gain) or Loss
								Amortized (including		Amount of
							Unamortized	Accelerated		Deferred
							Deferred	Amortization) into		(Gain) or Loss
	Original					Deferred	(Gain) or Loss	Interest Expense for		Expected to be
	Maximum			Fixed		(Gain) or	at	the Six Months		Amortized
	Notional	Effective	Maturity	Rate	Termination	Loss Upon	June 30,	Ended June 30,		over the Next
Hedged Item	Amount	Date	Date	%	Date	Termination	2010	2009	2010	Twelve Months
	(Dollars in Thousands)
Securitization No. 1	$400,000	Dec-05	Aug-10	4.61	Jun-06	$(13,397)	$(367)	$(1,557)	$(1,480)	$(367)
Securitization No. 1	200,000	Dec-05	Dec-10	5.03	Jun-06	(2,541)	(191)	(185)	(106)	(191)
Securitization No. 2	500,000	Mar-06	Mar-11	5.07	Jun-07	(2,687)	(453)	(359)	(345)	(453)
Securitization No. 2	200,000	Jan-07	Aug-12	5.06	Jun-07	(1,850)	(695)	(185)	(178)	(340)
Securitization No. 2	410,000	Feb-07	Apr-17	5.14	Jun-07	(3,119)	(1,825)	(202)	(185)	(337)
Term Financing No. 1	150,000	Jul-07	Dec-17	5.14	Mar-08	15,281	10,425	1,045	976	1,848
Term Financing No. 1	440,000	Jun-07	Feb-13	4.88	Partial — Mar-08 Full — Jun-08	26,281	13,084	3,045	2,844	5,386
Term Financing No. 1	248,000	Aug-07	May-13	5.33	Jun-08	9,888	4,895	1,130	1,472	1,753
Term Financing No. 2	360,000	Jan-08	Feb-19	5.16	Partial — Jun-08 Full — Oct-08	23,077	10,917	1,361	1,076	1,688
ECA Term Financing and New A330 Aircraft future debt	238,000	Jan-11	Apr-16	5.23	Dec-08	19,430	18,445	940	—	699
New A330 Aircraft future debt and securitization	231,000	Apr-10	Oct-15	5.17	Partial — Jun-08 Full — Dec-08	15,310	12,437	674	—	1,735
New A330 Aircraft future debt and securitization	203,000	Jun-07	Jan-12	4.89	Dec-08	2,728 (1)	—	968	—	—
New A330 Aircraft future debt and securitization	238,000	Jul-11	Sep-16	5.27	Dec-08	17,254	15,969	1,121	—	—

Total						$105,655	$82,641	$7,796	$4,074	$11,421

(1)	The deferred loss for this swap is related to the period prior to de-designation.
     The amount of loss expected to be reclassified from accumulated other comprehensive income, or OCI, into interest expense over the next 12 months consists of net interest settlements on active interest rate derivatives disclosed above, in the amount of $88.2 million and the amortization of deferred net losses in the amount of $11.4 million. For the six months ended June 30, 2010, the amount of loss reclassified from OCI into interest expense consisted of net interest settlements on active interest rate derivatives in the amount of $49.4 million, and the amortization of deferred net losses (including accelerated amortization) in the amount of $4.1 million as disclosed below.
     The weighted average interest pay rates of these derivatives at December 31, 2009 and June 30, 2010 were 4.91% and 4.93%, respectively.

     The following table summarizes amounts charged directly to the consolidated statement of income for the three and six months ended June 30, 2009 and 2010, respectively, related to our interest rate derivatives:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
	(Dollars in thousands)
Interest Expense:
Hedge ineffectiveness (gains) losses	$(444)	$902	$(573)	$1,769

Amortization:
Accelerated amortization of deferred losses	829	6	3,704	453
Amortization of deferred losses	2,018	1,764	4,092	3,621

Total Amortization	2,847	1,770	7,796	4,074

Total charged to interest expense	$2,403	$2,672	$7,223	$5,843

Other Income (Expense):
Mark to market gains (losses) on undesignated interest rate derivatives	$1,072	$(176)	$1,164	$(546)

Total charged to other income (expense)	$1,072	$(176)	$1,164	$(546)

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
     The table below shows the reconciliation of net income to EBITDA for the three and six months ended June 30, 2009 and 2010, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
	(Dollars in thousands)
Net income	$27,571	$18,139	$46,042	$37,018
Depreciation	51,688	54,424	103,249	108,569
Amortization of net lease discounts and lease incentives	2,810	4,909	3,927	9,754
Interest, net	41,482	40,166	84,893	81,125
Income tax provision	2,049	1,515	3,965	3,850

EBITDA	$125,600	$119,153	$242,076	$240,316

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
     The table below shows the reconciliation of net income to ANI and ANIDA for the three and six months ended June 30, 2009 and 2010, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
	(Dollars in thousands)
Net income	$27,571	$18,139	$46,042	$37,018
Ineffective portion and termination of cash flow hedges(1)	385	908	3,131	2,222
Mark to market of interest rate derivative contracts(2)	(1,072)	176	(1,164)	546
Loss on sale of aircraft(2)	—	1,291	—	1,291

Adjusted net income	26,884	20,514	48,009	41,077
Depreciation	51,688	54,424	103,249	108,569
Amortization of net lease discounts and lease incentives	2,810	4,909	3,927	9,754

Adjusted net income plus depreciation and amortization	$81,382	$79,847	$155,185	$159,400

(1)	Included in Interest, net.

(2)	Included in Other income (expense).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Weighted-average shares:
Common shares outstanding	77,976,760	78,465,361	77,958,980	78,436,452
Restricted common shares	1,389,720	1,153,468	1,287,083	1,182,165

Total weighted-average shares	79,366,480	79,618,829	79,246,063	79,618,617

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Percentage of weighted-average shares:
Common shares outstanding	98.25%	98.55%	98.38%	98.52%
Restricted common shares	1.75%	1.45%	1.62%	1.48%

Total	100.00%	100.00%	100.00%	100.00%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Weighted-average common shares outstanding — Basic and Diluted(b)	77,976,760	78,465,361	77,958,980	78,436,452

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
	(Dollars in thousands,
	except per share amounts)
Adjusted net income allocation:
Adjusted net income	$26,884	$20,514	$48,009	$41,077
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(471)	(297)	(780)	(610)

Adjusted net income allocable to common shares — Basic and Diluted	$26,413	$20,217	$47,229	$40,467

Adjusted net income per common share — Basic	$0.34	$0.26	$0.61	$0.52

Adjusted net income per common share — Diluted	$0.34	$0.26	$0.61	$0.52

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
	(Dollars in thousands,
	except per share amounts)
Adjusted net income plus depreciation and amortization allocation:
Adjusted net income plus depreciation and amortization	$81,382	$79,847	$155,185	$159,400
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(1,425)	(1,157)	(2,520)	(2,367)

Adjusted net income plus depreciation and amortization allocable to common shares — Basic and Diluted	$79,957	$78,690	$152,665	$157,033

Adjusted net income plus depreciation and amortization per common share — Basic	$1.03	$1.00	$1.96	$2.00

Adjusted net income plus depreciation and amortization per common share — Diluted	$1.03	$1.00	$1.96	$2.00

(a)	For the three months ended June 30, 2009 and 2010, distributed and undistributed earnings to restricted shares is 1.75% and 1.45%, respectively, of net income. For the six months ended June 30, 2009 and 2010, distributed and undistributed earnings to restricted shares is 1.62% and 1.48%, respectively, of net income. The amount of restricted share forfeitures for all periods presented is immaterial to the allocation of distributed and undistributed earnings.

(b)	For the three and six months ended June 30, 2009 and 2010, we have no dilutive shares.
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
     A hypothetical 100-basis point increase/decrease in our variable interest rates would increase/decrease the minimum contracted rentals on our portfolio as of June 30, 2010 by $0.9 million and $0.7 million, respectively, over the next twelve months. As of June 30, 2010, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $0.7 million and $0.5 million, respectively, net of amounts received from our interest rate derivatives, over the next twelve months.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
     The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO, and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2010. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.
Changes in Internal Control over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     During the second quarter of 2010, we purchased shares of our Common Stock as follows:

Maximum
			Total Number of	Number of
	Total	Average	Shares Purchased	Shares that may yet
	Number	Price	as Part of Publicly	be Purchased under
	of Shares	Paid	Announced Plans or	the Plans or
Period	Purchased(a)	per Share	Programs(b)	Programs(b)
April	—	$—	N/A	N/A
May	67,135	10.97	N/A	N/A
June	—	—	N/A	N/A

Total	67,135	$10.97	N/A	N/A

(a)	Our Compensation Committee approved the repurchase of common shares pursuant to an irrevocable election made under the Amended and Restated Aircastle Limited 2005 Equity and Incentive Plan, in satisfaction of minimum tax withholding obligations associated with the vesting of restricted common shares during the second quarter of 2010.

(b)	The Company does not participate in any Publicly Announced Plans or Programs.
Item 6. Exhibits

Exhibit No.	Description of Exhibit
3.1	Memorandum of Association†

3.2	Bye-laws†

4.1	Specimen Share Certificate†

4.2	Amended and Restated Shareholders Agreement among Aircastle Limited and Fortress Investment Fund III LP, Fortress Investment Fund III (Fund B) LP, Fortress Investment Fund III (Fund C) LP, Fortress Investment Fund III (Fund D) L.P., Fortress Investment Fund III (Fund E) LP, Fortress Investment Fund III (Coinvestment Fund A) LP, Fortress Investment Fund III (Coinvestment Fund B) LP, Fortress Investment Fund III (Coinvestment Fund C) LP, Fortress Investment Fund III (Coinvestment Fund D) L.P., Drawbridge Special Opportunities Fund LP, Drawbridge Special Opportunities Fund Ltd. and Drawbridge Global Macro Master Fund Ltd.†

10.1	Amendment No. 9 to the Acquisition Agreement, dated as of June 20, 2007, by and between AYR Freighter LLC and Airbus SAS ∆, ◊

10.2	Amendment No. 1 to Form of Lease Agreement, dated as of December 16, 2009, between Wells Fargo Bank Northwest, National Association, a national banking association, not in its individual capacity but solely as Owner Trustee, as Lessor and South African Airways (PTY) Ltd., as Lessee ∆, ◊

Exhibit No.	Description of Exhibit
10.3	Amendment No. 1 to Intercreditor Agreement, dated as of May 2, 2008, by and among ACS 2008-1 Limited, as Borrower, ACS Aircraft Finance Ireland 3 Limited, as Guarantor, Aircastle Advisor LLC, as Administrative Agent, Credit Agricole Corporate and Investment Bank (formerly known as Calyon New York Branch), as Facility Agent, Collateral Agent and Liquidity Facility Provider and Deutsche Bank Trust Company, Americas, as Operating Bank ∆

10.4	Separation Agreement, dated May 3, 2010, by and among Aircastle Limited, Aircastle Advisor LLC and Michael Platt *, #

10.5	Letter Agreement, dated July 13, 2010, between Aircastle Advisor LLC and Ron Wainshal. **, #

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 ∆

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 ∆

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ∆

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ∆

99.1	Owned Aircraft Portfolio at June 30, 2010 ∆

†	Incorporated by reference to the Company’s registration statement on Form S-1, filed with the SEC on June 2, 2006, as amended on July 10, 2006, July 25, 2006 and August 2, 2006.

#	Management contract or compensatory plan or arrangement.

∆	Filed herewith.

*	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on May 4, 2010.

**	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on July 15, 2010.

◊	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 10, 2010

AIRCASTLE LIMITED (Registrant)
By:	/s/ Aaron Dahlke
Aaron Dahlke
Chief Accounting Officer and Authorized Officer