Form 10-Q
period 2010-09-30
Aircastle LTD
filed 2010-11-05
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File number 001-32959
AIRCASTLE LIMITED
(Exact name of registrant as specified in its charter)

Bermuda	98-0444035
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o Aircastle Advisor LLC 300 First Stamford Place, 5th Floor, Stamford, CT (Address of principal executive offices)	06902 (Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     YES ☐ NO ☑
     As of October 29, 2010, there were 79,471,068 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries
Form 10-Q

PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements
Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,	September 30,
	2009	2010
		(Unaudited)
ASSETS
Cash and cash equivalents	$142,666	$310,881
Accounts receivable	2,941	1,900
Restricted cash and cash equivalents	207,834	190,331
Restricted liquidity facility collateral	81,000	77,000
Flight equipment held for lease, net of accumulated depreciation of $586,537 and $740,786	3,812,970	3,871,054
Aircraft purchase deposits and progress payments	141,144	228,023
Leasehold improvements, furnishings and equipment, net of accumulated depreciation of $2,455 and $2,746	802	534
Other assets	65,155	71,569

Total assets	$4,454,512	$4,751,292

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured and unsecured debt financings (including borrowings of ACS Ireland VIEs of $331,856 and $318,736, respectively)	$2,464,560	$2,679,909
Accounts payable, accrued expenses and other liabilities	60,392	68,738
Dividends payable	7,955	7,947
Lease rentals received in advance	34,381	38,049
Liquidity facility	81,000	77,000
Security deposits	82,533	77,610
Maintenance payments	253,175	299,519
Fair value of derivative liabilities	179,279	217,089

Total liabilities	3,163,275	3,465,861

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 250,000,000 shares authorized, 79,550,421 shares issued and outstanding at December 31, 2009; and 79,471,068 shares issued and outstanding at September 30, 2010	796	795
Additional paid-in capital	1,479,995	1,483,577
Retained earnings	70,294	92,036
Accumulated other comprehensive loss	(259,848)	(290,977)

Total shareholders’ equity	1,291,237	1,285,431

Total liabilities and shareholders’ equity	$4,454,512	$4,751,292

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Revenues:
Lease rental revenue	$128,283	$133,486	$383,683	$391,741
Amortization of net lease discounts and lease incentives	(3,992)	(4,203)	(7,919)	(13,957)
Maintenance revenue	31,376	2,540	47,616	14,630

Total lease rentals	155,667	131,823	423,380	392,414
Interest income	556	—	1,783	—
Other revenue	9,517	424	9,628	578

Total revenues	165,740	132,247	434,791	392,992

Expenses:
Depreciation	53,130	55,703	156,379	164,272
Interest, net	43,032	47,453	127,925	128,578
Selling, general and administrative (including non-cash share based payment expense of $1,742 and $1,532 for the three months ended, and $5,129 and $5,243 for the nine months ended, September 30, 2009 and 2010, respectively)	11,074	11,334	33,291	34,043
Impairment of aircraft	18,211	7,342	18,211	7,342
Maintenance and other costs	4,836	1,192	15,114	6,829

Total expenses	130,283	123,024	350,920	341,064

Other income (expense):
Gain (loss) on sale of aircraft	162	—	162	(1,291)
Other income (expense)	(738)	(501)	855	(1,047)

Total other income (expense)	(576)	(501)	1,017	(2,338)

Income from continuing operations before income taxes	34,881	8,722	84,888	49,590
Income tax provision	1,423	153	5,388	4,003

Net income	$33,458	$8,569	$79,500	$45,587

Earnings per common share — Basic	$0.42	$0.11	$1.00	$0.57

Earnings per common share — Diluted	$0.42	$0.11	$1.00	$0.57

Dividends declared per share	$0.10	$0.10	$0.30	$0.30

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2010
Cash flows from operating activities:
Net income	$79,500	$45,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	156,379	164,272
Amortization of deferred financing costs	8,808	11,494
Amortization of net lease discounts and lease incentives	7,919	13,957
Deferred income taxes	4,560	2,957
Accretion of purchase discounts on debt investments	(430)	—
Non-cash share based payment expense	5,129	5,243
Cash flow hedges reclassified into earnings	10,932	6,412
Ineffective portion of cash flow hedges	(116)	2,533
(Gain) loss on sale of flight equipment	(162)	1,291
Security deposits and maintenance payments included in earnings	(36,982)	(13,026)
Loss on sale of investments	131	—
Impairment of aircraft	18,211	7,342
Other	(556)	990
Changes in certain assets and liabilities:
Accounts receivable	(909)	15
Restricted cash and cash equivalents	(35,456)	17,503
Other assets	(1,975)	(4,288)
Accounts payable, accrued expenses and other liabilities	(8,397)	3,137
Lease rentals received in advance	(537)	3,298

Net cash provided by operating activities	206,049	268,717

Cash flows from investing activities:
Acquisition and improvement of flight equipment and lease incentives	(124,082)	(230,450)
Proceeds from sale of flight equipment	10,601	34,832
Aircraft purchase deposits and progress payments, net of returned deposits	(41,912)	(124,994)
Proceeds from sale of debt investments	5,423	—
Principal repayments on debt investments	3,787	—
Leasehold improvements, furnishings and equipment	(82)	(23)

Net cash used in investing activities	(146,265)	(320,635)

Cash flows from financing activities:
Repurchase of shares from directors and employees	(247)	(1,662)
Proceeds from debt financings	70,916	472,682
Debt repayments	(111,619)	(257,418)
Deferred financing costs	(3,588)	(11,974)
Restricted secured liquidity facility collateral	(81,000)	4,000
Secured liquidity facility collateral	81,000	(4,000)
Security deposits received	39,554	6,675
Security deposits returned	(11,541)	(10,255)
Maintenance payments received	56,608	89,035
Maintenance payments returned	(21,938)	(39,511)
Payments for terminated hedges	(2,758)	(3,586)
Dividends paid	(23,710)	(23,853)

Net cash provided by (used in) financing activities	(8,323)	220,133

Net increase in cash and cash equivalents	51,461	168,215
Cash and cash equivalents at beginning of period	80,947	142,666

Cash and cash equivalents at end of period	$132,408	$310,881

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$109,525	$103,895

Cash paid for income taxes	$2,304	$3,121

Supplemental disclosures of non-cash investing activities:
Security deposits, maintenance payment liabilities and other liabilities settled in sale of flight equipment	$2,556	$100

Advance lease rentals and security deposits assumed in asset acquisitions	$—	$4,330

Supplemental disclosures of non-cash financing activities:
Advance lease rentals converted to maintenance reserves	$—	$1,750

Security deposits converted to advance lease rentals	$—	$730

Security deposits converted to maintenance payment liabilities	$11,110	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2010
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
     The accompanying consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting and, in our opinion, reflect all adjustments, including normal recurring items, which are necessary to present fairly the results for interim periods. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with US GAAP have been omitted in accordance with the rules and regulations of the SEC; however, we believe that the disclosures are adequate to make information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure since the balance sheet date of September 30, 2010 through the date on which the consolidated financial statements included in this Form 10-Q were issued.
Principles of Consolidation
     The consolidated financial statements include the accounts of Aircastle and all of its subsidiaries. Aircastle consolidates six Variable Interest Entities (“VIEs”) of which Aircastle is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.
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
Recent Accounting Pronouncements
     Effective January 1, 2010, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2009-17 (“ASU 2009-17”), Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest, or interests, give it a controlling financial interest in a variable

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2010
interest entity. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This ASU amends certain guidance for determining whether an entity is a variable interest entity and requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. ASU 2009-17 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. The adoption of ASU 2009-17 did not have a material impact on the Company’s consolidated financial statements. See Note 4 ¯ Variable Interest Entities.
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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2010
     The following tables set forth our financial assets and liabilities as of December 31, 2009 and September 30, 2010 that we measure at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

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

		Fair Value Measurements at September 30, 2010
		Using Fair Value Hierarchy
		Quoted
		Prices in
		Active	Significant
	Fair Value	Markets for	Other	Significant
	as of	Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs	Valuation
	2010	(Level 1)	(Level 2)	(Level 3)	Technique
Assets:
Cash and cash equivalents	$310,881	$310,881	$—	$—	Market
Restricted cash and cash equivalents	190,331	190,331	—	—	Market

Total	$501,212	$501,212	$—	$—

Liabilities:
Derivative liabilities	$217,089	$—	$150,649	$66,440	Income

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
     Our interest rate derivatives included in Level 3 consist of United States dollar denominated interest rate swaps on Term Financing No. 1 with a guaranteed notional balance. The guaranteed notional balance has an upper notional band that matches the hedged debt and a lower notional band. The notional balance is guaranteed to match the hedged debt balance if the debt balance decreases within the upper and lower notional band. During the nine months ended September 30, 2010, we made supplemental principal payments on Term Financing No. 1 and the notional balance was adjusted to match the debt balance of Term Financing No. 1. The fair value of the interest rate derivative is determined based on the adjusted upper notional band using cash flows discounted at the relevant market interest rates in effect at

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2010
the period close. It incorporates an assessment of the risk of non-performance by the interest rate derivative counterparty in valuing derivative assets and an evaluation of the Company’s credit risk in valuing derivative liabilities. The range of the guaranteed notional between the upper and lower band represents an option that may not be exercised independently of the debt notional and is therefore valued based on unobservable market inputs.
     The following table reflects the activity for the classes of our assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2010:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2010	2010
	Derivative Liabilities
Balance at beginning of period	$(59,416)	$(38,907)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or (losses):
Included in interest income	—	—
Included in other income (expense)	(171)	(446)
Included in interest expense	(58)	(180)
Included in other comprehensive income	(6,795)	(26,907)

Balance at end of period	$(66,440)	$(66,440)

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
     In the three and nine months ended September 30, 2009, we recognized an impairment of $18,211 related to two Boeing Model 737-300 aircraft and two Boeing Model 757-200 aircraft, triggered by the early termination of the leases for these aircraft and the change to estimated future cash flows. The Company received $18,176, of which $8,382 represented lease termination payments and $9,794 related to maintenance revenue from the previous lessees of these aircraft. These lease termination payments were recorded as other revenue during the three and nine months ended September 30, 2009.
     In the three and nine months ended September 30, 2010, we recognized an impairment of $7,342 related to one Boeing Model 737-300 aircraft and one Boeing Model 737-500 aircraft, triggered by the early termination of the lease for one aircraft, a signed forward sales agreement for the other aircraft and, for each, the change to estimated future cash flows. The Company recorded $4,396 related to maintenance revenue from the previous lessees of the aircraft that is the subject of the forward sales agreement during the three months ended March 31, 2010 and $1,765 related to maintenance revenue from the lessees of one aircraft during the three months ended September 30, 2010.
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
September 30, 2010
contain third-party credit enhancements. The fair values of our term debt financings are estimated using a discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements.
     The carrying amounts and fair values of our financial instruments at December 31, 2009 and September 30, 2010 are as follows:

	December 31, 2009		September 30, 2010
	Carrying Amount	Fair Value of	Carrying Amount	Fair Value of
	of Asset	Asset	of Asset	Asset
	(Liability)	(Liability)	(Liability)	(Liability)
Securitizations and term debt financings	$(2,324,972)	$(2,037,718)	$(2,099,525)	$(1,892,319)
ECA term financings	(139,588)	(140,984)	(201,585)	(207,257)
A330 PDP Facility	—	—	(82,778)	(82,778)
2010-1 Notes	—	—	(296,021)	(304,500)
Note 3. Lease Rental Revenues and Flight Equipment Held for Lease
     Minimum future annual lease rentals contracted to be received under our existing operating leases of flight equipment at September 30, 2010 were as follows:

Year Ending December 31,	Amount
Remainder of 2010	$134,788
2011	522,082
2012	458,435
2013	354,419
2014	270,676
2015	216,745
Thereafter	415,130

Total	$2,372,275

     Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Region	2009	2010	2009	2010
Europe	47%	46%	46%	46%
Asia	18%	21%	20%	20%
North America	16%	14%	16%	15%
Latin America	8%	9%	7%	9%
Middle East and Africa	11%	10%	11%	10%

Total	100%	100%	100%	100%

     The classification of regions in the tables above and the table and discussion below is determined based on the principal location of the lessee of each aircraft.
     For the three months ended September 30, 2009, one customer accounted for 7% of lease rental revenue or, if combined with two companies under common control with it, 11% of lease rental revenue and for the three months ended September 30, 2010, one customer accounted for 7% of lease rental revenue or, if combined with two companies under common control with it, 10% of lease rental revenue. The obligations of these companies under common control are not guaranteed by the controlling entity.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2010
     For the nine months ended September 30, 2009, one customer accounted for 7% of lease rental revenue or, if combined with two companies under common control with it, 11% of lease rental revenue and for the nine months ended September 30, 2010, one customer accounted for 7% of lease rental revenue or, if combined with two companies under common control with it, 11% of lease rental revenue. The obligations of these companies under common control are not guaranteed by the controlling entity.
     The following tables set forth revenue attributable to individual countries representing at least 10% of total revenue based on each lessee’s principal place of business:

	Three Months Ended September 30,
	2009			2010
		Percent of	Number		Percent of	Number
		Total	of		Total	of
Country	Revenue	Revenue	Lessees	Revenue	Revenue	Lessees
United States	$16,501	10%	4	$16,980	13%	4
China(a)	—	—	—	14,714	11%	5
Netherlands	24,001	14%	4	14,015	11%	3
India(b) (c)	19,944	12%	3	—	—	—

(a)	Total revenue attributable to China was less than 10% for the three months ended September 30, 2009.

(b)	Total revenue attributable to India was less than 10% for the three months ended September 30, 2010.

(c)	Includes maintenance revenue of $17.2 million for the three months ended September 30, 2009.

	Nine Months Ended September 30,
	2009			2010
		Percent of	Number		Percent of	Number
		Total	of		Total	of
Country	Revenue	Revenue	Lessees	Revenue	Revenue	Lessees
United States	$48,841	11%	4	$50,379	13%	4
China(a)	—	—	—	42,557	11%	5
Netherlands	53,418	12%	4	42,042	11%	3
India(b) (c)	46,318	11%	3	—	—	—

(a)	Total revenue attributable to China was less than 10% for the nine months ended September 30, 2009.

(b)	Total revenue attributable to India was less than 10% for the nine months ended September 30, 2010.

(c)	Includes maintenance revenue of $31.9 million for the nine months ended September 30, 2009.
     Geographic concentration of net book value of flight equipment held for lease was as follows:

	December 31, 2009			September 30, 2010
	Number			Number
	of		Net Book	of		Net Book
Region	Aircraft		Value %	Aircraft		Value %
Europe	58		46%	62		46%
Asia	30	(1)	20%	33		23%
North America	15		12%	14		11%
Latin America	10		9%	11		9%
Middle East and Africa	13		12%	11		11%
Off-lease	3	(2)	1%	1	(3)	—%

Total	129		100%	132		100%

(1)	Includes one Boeing Model 737-400 aircraft which was being converted to freighter configuration and for which we had an executed lease with a carrier in Asia post-conversion and which we delivered in the first quarter of 2010.

(2)	Includes one Boeing Model 737-300 aircraft which was returned to us on a consensual early lease termination in the third quarter of 2009 and which was delivered to a customer on lease in the second quarter of 2010 and two Boeing Model 757-200 aircraft which were returned to us early on a consensual basis in the third quarter of 2009, one of which was sold in the second quarter of 2010 and the other which was sold in the third quarter of 2010.

(3)	Represents one Boeing Model 737-300 aircraft which was returned to us late in the third quarter of 2010 when a customer ceased operations. We are currently marketing this aircraft for lease or sale.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2010
     The following table sets forth net book value of flight equipment attributable to individual countries representing at least 10% of total assets based on each lessee’s principal place of business as of:

	December 31, 2009			September 30, 2010
	Net Book	Net Book	Number of	Net Book	Net Book	Number of
Country	Value	Value %	Lessees	Value	Value %	Lessees
China	$—	—	—	$444,396	11%	5
Netherlands	435,796	11%	3	416,539	11%	3

(a)	The net book value of flight equipment attributable to China was less than 10% as of December 31, 2009.
     At December 31, 2009 and September 30, 2010, the amounts of lease incentive liabilities recorded in maintenance payments on the consolidated balance sheets were $14,859 and $19,011, respectively.
     At December 31, 2009 and September 30, 2010, the amounts of prepaid lease incentives, net of amortization, recorded in other assets on the consolidated balance sheets were $9,560 and $8,668 respectively.
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
     Aircastle consolidates six VIEs of which it is the primary beneficiary. ACS Aircraft Finance Ireland plc (“ACS Ireland”), ACS Aircraft Finance Ireland 2 Limited (“ACS Ireland 2”), ACS Ireland 3 Limited (“ACS Ireland 3”), Air Knight 1 Leasing Limited (“Air Knight 1”), Air Knight 2 Leasing Limited (“Air Knight 2”) and Air Knight 3 Leasing Limited (“Air Knight 3”). The operating activities of these VIEs are limited to acquiring, owning, leasing, maintaining, operating and, under certain circumstances, selling the eighteen aircraft discussed below.
Securitizations and Term Financing
     In connection with Securitization No. 1, two of our subsidiaries, ACS Ireland and ACS Aircraft Finance Bermuda Limited (“ACS Bermuda”) issued Class A-1 notes and each has fully and unconditionally guaranteed the other’s obligations under the notes. In connection with Securitization No. 2, two of our subsidiaries, ACS Ireland 2 and ACS 2007-1 Limited (“ACS Bermuda 2”) issued Class A-1 notes and each has fully and unconditionally guaranteed the other’s obligations under the notes. In connection with Term Financing No. 1, two of our subsidiaries, ACS Ireland 3 and ACS 2008-1 Limited (“ACS Bermuda 3”) entered into a seven year term debt facility and each has fully and unconditionally guaranteed the other’s obligations under the term debt facility. ACS Bermuda, ACS Bermuda 2 and ACS Bermuda 3 are collectively referred to as the “ACS Bermuda Group”. At September 30, 2010, the assets of the three VIEs include fifteen aircraft transferred into the VIEs at historical cost basis in connection with Securitization No. 1, Securitization No. 2 and Term Financing No. 1.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2010
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
     The combined assets of the ACS Ireland VIEs as of September 30, 2010 are $474,142. The combined liabilities of the ACS Ireland VIEs, net of $96,016 Class E-1 Securities held by the Company which is eliminated in consolidation, as of September 30, 2010 are $425,800.
ECA Term Financings
     Air Knight 1, Air Knight 2, and Air Knight 3 (collectively, the “Air Knight VIEs”) entered into three different twelve-year term loans, two with Citibank International Plc, and one with Calyon, all of which are supported by a guarantee from Compagnie Francaise d’Assurance pour le Commerce Exterieur, (“COFACE”), the French government sponsored export credit agency (“ECA”), for the financing of three new Airbus Model A330-200 aircraft. The Air Knight VIEs are owned by a charitable trust. We refer to these COFACE-supported financings as ECA Term Financings.
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
     The only assets that the Air Knight VIEs have on their books are financing leases that are eliminated in the consolidated financial statements. The related aircraft are included in our flight equipment held for lease balance. The consolidated liabilities of the Air Knight VIEs as of September 30, 2010 are $219,256.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2010
Note 5. Borrowings from Secured and Unsecured Debt Financings
     The outstanding amounts of our secured and unsecured term debt financings were as follows:

	At
	December 31,
	2009	At September 30, 2010
	Outstanding	Outstanding		Final Stated
Debt Obligation	Borrowings	Borrowings	Interest Rate(1)	Maturity(2)
Secured Debt Financings:
Securitization No. 1	$436,091	$420,444	0.53%	6/20/31
Securitization No. 2	1,061,566	1,012,961	0.52%	6/14/37
Term Financing No. 1	708,710	666,120	2.01%	5/02/15
Term Financing No. 2	118,605	—	N/A	N/A
ECA Term Financings	139,588	201,585	2.65% to 4.48%	5/27/21 to 08/31/22
A330 PDP Facility	—	82,778	2.76%	12/1/11 (3)

Total secured debt financings	2,464,560	2,383,888

Unsecured Debt Financings:
2010-1 Notes	—	296,021	9.75%	8/01/18
2010 Revolving Credit Facility	—	—	N/A	9/28/13

Total unsecured debt financings	—	296,021

Total secured and unsecured debt financings	$2,464,560	$2,679,909

(1)	Reflects floating rate in effect at the applicable reset date except for the ECA Term Financings, which are fixed rate.

(2)	For Securitization No. 1, Securitization No. 2 and Term Financing No. 1, all cash flows available after expenses and interest will be applied to debt amortization, if the debt is not refinanced by June 2011, June 2012, and May 2013, respectively.

(3)	Reflects the last scheduled delivery month for the six relevant new Airbus A330-200 delivery positions. The final maturity date is the earlier of the aircraft delivery date or nine months after the scheduled delivery month for the last scheduled delivery position.
     The following securitizations and term debt financing structures include liquidity facility commitments described in the table below:

		Available Liquidity
		December 31,	September 30,	Unused	Interest Rate
Facility	Liquidity Facility Provider	2009	2010	Fee	on any Advances
Securitization No. 1	Calyon	$42,000	$42,000	0.45%	1M Libor + 1.00%
Securitization No. 2	HSH Nordbank AG(1)	79,617	75,972	0.50%	1M Libor + 0.75%
Term Financing No. 1	Calyon	14,174	13,222	0.60%	1M Libor + 1.20%

(1)	Following a ratings downgrade with respect to the liquidity facility provider in May 2009, the liquidity facility was drawn and the proceeds, or permitted investments thereof, remain available to provide liquidity if required. Amounts drawn following a ratings downgrade with respect to the liquidity facility provider do not bear interest; however, net investment earnings will be paid to the liquidity facility provider and the unused fee continues to apply.
Secured Debt Financings:
 Term Financing No. 1
     A maintenance-adjusted appraisal of Term Financing No. 1 Portfolio must be completed each year before a date in early May by a specified appraiser. To determine the maintenance-adjusted values, the appraiser applies upward or downward, adjustments of “half-life” current market values for the aircraft in the Term Financing No. 1 Portfolio based upon the maintenance status of the airframe, engines, landing gear and auxiliary power unit (“APU”), and applies certain other upward or downward adjustments for equipment, capabilities and utilization. Compliance with the loan to value ratio is measured each month by comparing the 75% minimum ratio against the most recently completed maintenance-adjusted appraised value, less 0.5% for each month since such appraisal was provided to the lenders, plus 75% of the cash maintenance reserve balance held on deposit for the Term Financing No. 1 Portfolio. Noncompliance

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2010
with the loan to value ratio will require us to make supplemental principal payments but will not by itself result in a default under Term Financing No. 1.
     In March 2010, we completed the maintenance-adjusted appraisal for the Term Financing No. 1 Portfolio and determined that our loan to value ratio on the April 2010 payment date was approximately 78%. During the second quarter of 2010, we made supplemental principal payments of $11,496. In June 2010, we amended the loan documents for Term Financing No. 1 so that 75% of the stated amount of qualifying letters of credit held for maintenance events would be taken into account in the loan to value test. Based on this amendment and the supplemental principal payments previously made, we were in compliance with the loan to value ratio as of October 12, 2010.
 Term Financing No. 2
     The outstanding principal balance of Term Financing No. 2 in the amount of $103,196, plus accrued interest, loan breakage fees, interest rate derivative breakage fees of $3,586, and accrued interest on the terminated interest rate derivative, was repaid in full, and no further amounts may be drawn thereunder, from the proceeds of the 2010-1 Notes on August 12, 2010. During the third quarter of 2010, we wrote-off $1,859 of deferred financing fees, which is reflected in interest expense on the consolidated statement of income.
 ECA Term Financings
     In August 2010, we entered into a twelve-year $68,967 term loan with Citibank N.A. which is supported by a guarantee from Compagnie Francaise d’Assurance pour le Commerce Exterieur, or COFACE, the French government sponsored export credit agency, or ECA, for the financing of a new Airbus Model A330-200F freighter aircraft. The borrowing under this financing bears a fixed rate of interest equal to 2.645%. We refer to these COFACE-supported financings as “ECA Term Financings”.
     The obligations outstanding under the ECA Term Financings are secured by, among other things, a mortgage over the aircraft and a pledge of our ownership interest in our subsidiary company that leases the aircraft to the operator. The ECA Term Financings documents contain a $500,000 minimum net worth covenant for Aircastle Limited, as well as a material adverse change default, a cross default to any other recourse obligation of Aircastle Limited, and other terms and conditions customary for ECA-supported financings being completed at this time. In addition, Aircastle Limited has guaranteed the repayment of the ECA Term Financings.
 A330 PDP Facility
     In June 2010, one of our subsidiaries entered into a $108,500 loan facility to finance a portion of the pre-delivery payments (“PDP”) on six new Airbus Model A330-200 aircraft to be acquired under the Airbus A330 acquisition agreement (the “Airbus A330 Agreement”). See Note 10 — Commitments and Contingencies. We refer to this loan facility as the “A330 PDP Facility”. The loans are secured by, among other things, an assignment of certain rights under the Airbus A330 Agreement and an assignment of the lease agreement for each aircraft and are guaranteed by Aircastle Limited.
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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2010
 A330 SLB Facility
     In July 2010, one of our subsidiaries entered into a $75,000 secured credit facility, which we refer to as the “A330 SLB Facility,” with Citicorp North America Inc., to finance the acquisition of three used Airbus Model A330-200 passenger configuration aircraft during the third quarter of 2010 from Sri Lankan Airlines in a sale-leaseback transaction. On July 26, 2010, the first of the three sale-leaseback transactions closed and we borrowed $25,000 under the facility. The outstanding balance in the amount of $25,000 plus accrued interest was repaid in full from the proceeds of the 2010-1 Notes on August 3, 2010 and no further amounts may be drawn thereunder. During the third quarter of 2010, we wrote-off $612 of deferred financing fees which is reflected in interest expense on the consolidated statement of income.
Unsecured Debt Financings:
 2010-1 Notes
     On July 30, 2010, Aircastle Limited issued $300,000 aggregate principal amount of 9.75% Senior Notes due 2018, which we refer to as the “2010-1 Notes”, pursuant to an Indenture, dated as of July 30, 2010, between Aircastle Limited and Wells Fargo Bank, National Association, as trustee. The 2010-1 Notes were issued at 98.645% of par and were offered only to qualified institutional buyers and buyers outside the United States in accordance with Rule 144A and Regulation S, respectively, under the Securities Act of 1933. The 2010-1 Notes will mature on August 1, 2018 and bear interest at the rate of 9.75% per annum, payable semi-annually in arrears on February 1 and August 1, commencing on February 1, 2011 to holders of record on the immediately preceding January 15 and July 15.
     The Company may redeem all or a portion of the 2010-1 Notes at any time on or after August 1, 2014 at a premium decreasing ratably to zero, plus accrued and unpaid interest. In addition, prior to August 1, 2013 the Company may redeem up to 35% of the aggregate principal amount of the 2010-1 Notes with the net cash proceeds of certain equity offerings at a redemption price equal to 109.75%, plus accrued and unpaid interest. If the Company undergoes a change of control, it must offer to repurchase the 2010-1 Notes at 101% of the principal amount, plus accrued and unpaid interest. The 2010-1 Notes are the Company’s unsecured senior obligations and rank equally in right of payment with all of the Company’s existing and future senior debt and rank senior in right of payment to all of the Company’s existing and future subordinated debt. The 2010-1 Notes are effectively junior in right of payment to all of the Company’s existing and future secured debt to the extent of the assets securing such debt, and to any existing and future liabilities of the Company’s subsidiaries. The 2010-1 Notes are not guaranteed by any of the Company’s subsidiaries or any third party.
     We used a portion of the net proceeds from the 2010-1 Notes to repay all of the outstanding indebtedness under our Term Financing No. 2 and our A330 SLB Facility and for general corporate purposes, including the purchase of aviation assets.
     On September 24, 2010, the 2010-1 Notes were registered by the Company with the U.S. Securities Exchange Commission and in October 2010 we completed the exchange of all outstanding unregistered 2010-1 Notes. The registered notes have terms that are substantially identical to the privately placed notes.
 2010 Revolving Credit Facility
     On September 28, 2010, the Company entered into a three-year $50,000 senior unsecured revolving credit facility with a group of banks, which we refer to as the “2010 Revolving Credit Facility”. The 2010 Revolving Credit Facility provides loans in amounts up to $50,000 for working capital and other general corporate purposes. We have not drawn on the 2010 Revolving Credit Facility.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2010
Note 6. Dividends
     The following table sets forth the quarterly dividends declared by our Board of Directors for the periods covered in this report:

	Dividend	Aggregate
	per Common	Dividend
Declaration Date	Share	Amount	Record Date	Payment Date
December 22, 2008	$0.10	$7,862	December 31, 2008	January 15, 2009
March 13, 2009	$0.10	7,923	March 31, 2009	April 15, 2009
June 10, 2009	$0.10	7,923	June 30, 2009	July 15, 2009
September 10, 2009	$0.10	7,925	September 30, 2009	October 15, 2009
December 14, 2009	$0.10	7,955	December 31, 2009	January 15, 2010
March 12, 2010	$0.10	7,951	March 31, 2010	April 15, 2010
May 25, 2010	$0.10	7,947	June 30, 2010	July 15, 2010
September 21, 2010	$0.10	7,947	September 30, 2010	October 15, 2010
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Weighted-average shares:
Common shares outstanding	78,012,914	78,536,704	77,977,089	78,470,237
Restricted common shares	1,352,974	1,048,237	1,309,244	1,137,163

Total weighted-average shares	79,365,888	79,584,941	79,286,333	79,607,400

Percentage of weighted-average shares:
Common shares outstanding	98.30%	98.68%	98.35%	98.57%
Restricted common shares	1.70%	1.32%	1.65%	1.43%

Total	100.00%	100.00%	100.00%	100.00%

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2010
     The calculations of both basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Earnings per share — Basic:
Net income	$33,458	$8,569	$79,500	$45,587
Less: Distributed and undistributed earnings allocated to restricted common shares (a)	(570)	(113)	(1,313)	(651)

Earnings available to common shareholders – Basic	$32,888	$8,456	$78,187	$44,936

Weighted-average common shares outstanding — Basic	78,012,914	78,536,704	77,977,089	78,470,237

Earnings per common share — Basic	$0.42	$0.11	$1.00	$0.57

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Earnings per share — Diluted:
Net income	$33,458	$8,569	$79,500	$45,587
Less: Distributed and undistributed earnings allocated to restricted common shares	(570)	(113)	(1,313)	(651)

Earnings available to common shareholders – Diluted	$32,888	$8,456	$78,187	$44,936

Weighted-average common shares outstanding – Basic	78,012,914	78,536,704	77,977,089	78,470,237
Effect of dilutive shares	— (b)	— (b)	— (b)	— (b)

Weighted-average common shares outstanding – Diluted	78,012,914	78,536,704	77,977,089	78,470,237

Earnings per common share — Diluted	$0.42	$0.11	$1.00	$0.57

(a)	For the three months ended September 30, 2009 and 2010, distributed and undistributed earnings to restricted shares is 1.70% and 1.32%, respectively, of net income. For the nine months ended September 30, 2009 and 2010, distributed and undistributed earnings to restricted shares is 1.65% and 1.43%, respectively, of net income. The amount of restricted share forfeitures for all periods present is immaterial to the allocation of distributed and undistributed earnings.

(b)	For the three and nine months ended September 30, 2009 and 2010, we have no dilutive shares.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2010
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
     The sources of income from continuing operations before income taxes for the three and nine months ended September 30, 2009 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
U.S. operations	$383	$218	$1,342	$1,240
Non-U.S. operations	34,498	8,504	83,546	48,350

Total	$34,881	$8,722	$84,888	$49,590

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
     Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Notional U.S. federal income tax expense at the statutory rate	$12,209	$3,053	$29,711	$17,357
U.S. state and local income tax, net	19	17	68	78
Non-U.S. operations	(10,972)	(2,925)	(24,878)	(14,318)
Non-deductible expenses in the U.S.	6	135	21	1,025
Other	161	(127)	466	(139)

Provision for income taxes	$1,423	$153	$5,388	$4,003

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2010
Note 9. Comprehensive Income
     Total comprehensive income includes net income, the changes in the fair value and the reclassification into earnings of amounts previously deferred relating to our derivative financial instruments which qualify for hedge accounting and the change in unrealized fair value of debt securities classified as available-for-sale. Total comprehensive income for the three and nine months ended September 30, 2009 and 2010 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Net income	$33,458	$8,569	$79,500	$45,587
Net change in fair value of derivatives, net of tax benefit of $135 and $52 for the three months ended, and tax expense of $1,068 and tax benefit of $332 for the nine months ended, September 30, 2009 and 2010, respectively	(15,696)	(7,716)	63,596	(37,541)
Derivative loss reclassified into earnings	5,894	2,338	13,690	6,412
Net change in unrealized fair value of debt investments	1,836	—	1,698	—

Total comprehensive income	$25,492	$3,191	$158,484	$14,458

     The following table sets forth the components of accumulated other comprehensive income (loss), net of tax where applicable, at December 31, 2009 and September 30, 2010:

Accumulated
Other
Comprehensive
Income (Loss)
December 31, 2009, net of tax benefit of $3,057	$(259,848)
Net change in fair value of derivatives, net of tax benefit of $332	(37,541)
Derivative loss reclassified into earnings	6,412

September 30, 2010	$(290,977)

Note 10. Commitments and Contingencies
     On June 20, 2007, we entered into the Airbus A330 Agreement, under which we agreed to acquire new A330 aircraft (the “New A330 Aircraft”), from Airbus S.A.S. We currently have nine New A330 Aircraft remaining to be delivered, with one scheduled for delivery in 2010, seven in 2011 and one in 2012. During 2009, we acquired two New A330 Aircraft and in August 2010, we acquired one New A330 Aircraft, configured as an Airbus Model A330-200F freighter aircraft.
     Committed amounts to acquire, convert, and modify aircraft including, where applicable, our estimate of adjustments for configuration changes, engine acquisition costs, contractual price escalations and other adjustments, net of amounts already paid, are approximately $265,385 in 2010, $419,492 in 2011 and $61,394 in 2012.
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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2010
     We held the following interest rate derivatives as of September 30, 2010:

	Liability Derivatives
				Future
	Current			Maximum
	Notional	Effective	Maturity	Notional	Floating	Fixed
Hedged Item	Amount	Date	Date	Amount	Rate	Rate	Balance Sheet Location	Fair Value
Interest rate derivatives designated as cash flow hedges :
Securitization No. 1	$433,368	Jun-06	Jun-16	$433,368	1M LIBOR+ 0.27%	5.78%	Fair value of derivative liabilities	$71,852
Securitization No. 2	1,004,723	Jun-07	Jun-12	1,004,723	1M LIBOR	5.25 to 5.36%	Fair value of derivative liabilities	78,797
Term Financing No. 1(1)	604,773	Jun-08	May-13	604,773	1M LIBOR	4.04%	Fair value of derivative liabilities	44,824

Term Financing No. 1(1)	—	May-13	May-15	464,181	1M LIBOR	5.31%	Fair value of derivative liabilities	21,616

Total interest rate derivatives	$2,042,864			$2,507,045				$217,089

(1)	The interest payments related to Term Financing No. 1 are being hedged by two consecutive interest rate derivatives. When the first matures in May 2013, the next becomes effective.
     Our interest rate derivatives involve counterparty credit risk. As of September 30, 2010, our interest rate derivatives are held with the following counterparties: JP Morgan Chase Bank NA, Citibank Canada NA and HSH Nordbank AG. All of our counterparties or guarantors of these counterparties are considered investment grade (senior unsecured ratings of A3 or above) by Moody’s Investors Service. All are also considered investment grade (long-term foreign issuer ratings of A or above) by Standard and Poor’s except HSH Nordbank AG which is not rated. We do not anticipate that any of these counterparties will fail to meet their obligations.
     In addition to the derivative liability above, another component of the fair value of our interest rate derivatives is accrued interest. As of September 30, 2010, accrued interest payable included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheet was $5,555 related to interest rate derivatives designated as cash flow hedges.
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
     Prior to the securitizations and term debt financings, our interest rate derivatives typically required us to post cash collateral to the counterparty when the value of the interest rate derivative exceeded a defined threshold. When the

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2010
interest rate derivatives were terminated and became part of a larger aircraft portfolio financing, there were no cash collateral posting requirements associated with the new interest rate derivative. As of September 30, 2010, we did not have any cash collateral pledged under our interest rate derivatives, nor do we have any existing agreements that require cash collateral postings.
     Following is the effect of interest rate derivatives on the statement of financial performance for the nine months ended September 30, 2010:

Effective Portion					Ineffective Portion
Amount of
Derivatives in	Amount of	Location of	Gain or (Loss)		Location of	Amount of
ASC 815	Gain or (Loss)	Gain or (Loss)	Reclassified from		Gain or (Loss)	Gain or (Loss)
Cash Flow	Recognized in OCI	Reclassified from	Accumulated OCI into		Recognized in	Recognized in Income
Hedging	on Derivative	Accumulated OCI	Income		Income on	on Derivative
Relationships	(a)	into Income	(b)		Derivative	(c)
Interest rate derivatives	$(109,680)	Interest expense	$(77,786	) (1)	Interest expense	$(2,866	) (1)

(a)	This represents the change in fair market value of our interest rate derivatives since year end, net of taxes, offset by the amount of actual cash paid related to the net settlements of the interest rate derivatives for the nine months ended September 30, 2010.

(b)	This represents the amount of actual cash paid, net of taxes, related to the net settlements of the interest rate derivatives for each month of the nine months ended September 30, 2010 plus any effective amortization of net deferred interest rate derivative losses.

(c)	This represents both realized and unrealized ineffectiveness incurred during the nine months ended September 30, 2010.

(1)	Excludes accelerated deferred loss of $766 which was charged to interest expense during the nine months ended September 30, 2010 primarily as a result of changes in projected future debt related to Term Financing No. 1.

Amount of Gain
	Location of Gain	or (Loss)
	or (Loss)	Recognized in
Derivatives Not Designated as	Recognized in Income	Income on
Hedging Instruments under ASC 815	On Derivative	Derivative
Interest rate derivatives	Other income (expense)	$(990)
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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2010
     The following table summarizes the deferred (gains) and losses and related amortization into interest expense for our terminated interest rate derivative contracts for the nine months ended September 30, 2009 and 2010:

								Amount of Deferred
								(Gain) or Loss
								Amortized (including		Amount of
								Accelerated		Deferred
							Unamortized	Amortization) into		(Gain) or Loss
	Original					Deferred	Deferred (Gain)	Interest Expense for		Expected to be
	Maximum			Fixed		(Gain) or	or Loss at	the Nine Months Ended		Amortized
	Notional	Effective	Maturity	Rate	Termination	Loss Upon	September 30,	September 30,		over the Next
Hedged Item	Amount	Date	Date	%	Date	Termination	2010	2009	2010	Twelve Months
Securitization No. 1	$400,000	Dec-05	Aug-10	4.61	Jun-06	$(13,397)	$—	$(2,321)	$(1,847)	$—

Securitization No. 1	200,000	Dec-05	Dec-10	5.03	Jun-06	(2,541)	(106)	(369)	(191)	(106)

Securitization No. 2	500,000	Mar-06	Mar-11	5.07	Jun-07	(2,687)	(287)	(535)	(511)	(287)

Securitization No. 2	200,000	Jan-07	Aug-12	5.06	Jun-07	(1,850)	(609)	(277)	(264)	(337)

Securitization No. 2	410,000	Feb-07	Apr-17	5.14	Jun-07	(3,119)	(1,743)	(302)	(267)	(345)

Term Financing No. 1	150,000	Jul-07	Dec-17	5.14	Mar-08	15,281	9,951	1,554	1,450	1,813

Term Financing No. 1	440,000	Jun-07	Feb-13	4.88	Partial — Mar-08 Full — Jun-08	26,281	11,699	4,529	4,229	5,286

Term Financing No. 1	248,000	Aug-07	May-13	5.33	Jun-08	9,888	4,134	1,681	2,233	1,705

Term Financing No. 2	360,000	Jan-08	Feb-19	5.16	Partial — Jun-08 Full — Oct-08	23,077	10,603	1,991	1,390	1,492

ECA Term Financing for New A330 Aircraft	238,000	Jan-11	Apr-16	5.23	Dec-08	19,430	18,432	940	13	1,781

ECA Term Financing for New A330 Aircraft	231,000	Apr-10	Oct-15	5.17	Partial — Jun-08 Full — Dec-08	15,310	12,260	1,291	177	2,319

PDP Financing for New A330 Aircraft	203,000	Jun-07	Jan-12	4.89	Dec-08	2,728	—	1,465	—	—

ECA Term Financing for New A330 Aircraft	238,000	Jul-11	Sep-16	5.27	Dec-08	17,254	15,969	1,285	—	—

Total						$105,655	$80,303	$10,932	$6,412	$13,321

     The amount of loss expected to be reclassified from accumulated other comprehensive income (“OCI”) into interest expense over the next 12 months consists of net interest settlements on active interest rate derivatives in the amount of $91,583 and the amortization of deferred net losses in the amount of $13,321. Over the next twelve months, we expect the amortization of deferred net losses to increase as certain gains on Securitizations No. 1 and No. 2 fully amortize in the amount of $393 and the losses on the forward starting A330 swaps in the amount of $4,100 begin to amortize as we take delivery of these aircraft. For the nine months ended September 30, 2010, the amount of loss reclassified from OCI into interest expense consisted of net interest settlements on active interest rate derivatives in the amount of $73,391, and the amortization of deferred net losses (including accelerated amortization) in the amount of $6,412 as disclosed below.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2010
     The following table summarizes amounts charged directly to the consolidated statement of income for the three and nine months ended September 30, 2009 and 2010, respectively, related to our interest rate derivatives:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Interest Expense:
Hedge ineffectiveness (gains) losses	$457	$764	$(116)	$2,533

Amortization:
Accelerated amortization of deferred losses	1,176	313	4,880	766
Amortization of deferred losses	1,960	2,025	6,052	5,646

Total Amortization	3,136	2,338	10,932	6,412

Total charged to interest expense	$3,593	$3,102	$10,816	$8,945

Other Income (Expense):
Mark to market gains (losses) on undesignated interest rate derivatives	$(608)	$(444)	$556	$(990)

Total charged to other income (expense)	$(608)	$(444)	$556	$(990)

     The weighted average interest pay rates of these derivatives at December 31, 2009 and September 30, 2010 were 4.91% and 5.00%, respectively.
Note 12. Interest, Net
     The following table shows the components of interest, net:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$36,779	$40,144	$110,191	$111,090
Hedge ineffectiveness (gains) losses	457	764	(116)	2,533
Amortization of interest rate derivatives related to deferred losses	3,136	2,338	10,932	6,412
Amortization of deferred financing fees and notes discount	3,077	5,734	8,808	11,494

Interest Expense	43,449	48,980	129,815	131,529
Less interest income	(57)	(207)	(914)	(247)
Less capitalized interest	(360)	(1,320)	(976)	(2,704)

Interest, net	$43,032	$47,453	$127,925	$128,578

Note 13. Shareholders’ Equity and Share Based Payment
     On July 13, 2010, Aircastle Limited entered into an employment agreement with Ron Wainshal, Chief Executive Officer of the Company, which amends and restates Mr. Wainshal’s existing employment letter with the Company, dated May 2, 2005, in its entirety. Under the employment agreement, the Company has agreed to amend the restricted share award agreements entered into with Mr. Wainshal in each of December 2007 and January 2009, to provide for an accelerated vesting schedule for certain unvested restricted shares granted to Mr. Wainshal thereunder. The effect of such amendments is to increase the number of common shares of the Company vesting in 2010 and 2011 by approximately 40,000 common shares and consequently reduce the number of common shares vesting in 2012-14 by the same number. For the three and nine months ended September 30, 2010, we recorded an additional $297 of share based payment expense to account for the accelerated vesting.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2010
Note 14. Subsequent Events
     In October 2010, the Company received insurance proceeds in the amount of $29,250 related to an aircraft that suffered a total loss as a consequence of an incident which occurred in the third quarter of 2010. Significant damage to the aircraft occurred when the aircraft exited the runway following landing. No serious injuries resulted and there were no fatalities. In October, the insurers declared the aircraft a total loss.
     In November 2010, our counterparty obtained governmental approvals required in connection with an agreement by us to sell four Boeing Model 737-400SF freighter aircraft which we expect to close in the fourth quarter of 2010.
     We estimate that these dispositions will result in a gain in the fourth quarter of 2010 in excess of $13,000.

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

OVERVIEW
     We are a global company that acquires, leases and sells high-utility commercial jet aircraft to passenger and cargo airlines throughout the world. High-utility aircraft are generally modern, operationally efficient jets with a large operator base and long useful lives. As of September 30, 2010, our aircraft portfolio consisted of 132 aircraft and we had 63 lessees located in 36 countries. At September 30, 2010, the average age of the aircraft in our portfolio was 11.2 years and the average remaining lease term was 4.6 years, in each case weighted by net book value. Our revenues and income from continuing operations for the three and nine months ended September 30, 2010 were $132.2 million and $8.7 million and $393.0 million and $49.6 million, respectively.
     Thus far in 2010, air traffic data has continued to demonstrate improvement relative to the depressed conditions experienced over the past two years. Passenger and cargo traffic demand increased by 8.3% and 25.1%, respectively, for the first nine months of 2010 as compared to the same period in 2009, according to the International Air Transport Association. In fact, overall global passenger and air cargo traffic levels are now above pre-recession levels and recent load factors are very high by historical standards. We are encouraged by these trends and believe that passenger and cargo traffic will likely improve as the global economic recovery continues, and that demand for high-utility aircraft will strengthen as a result. However, the market recovery is quite uneven with significant regional differences, and airlines based in areas with slower economic growth such as Europe remain more vulnerable. Nonetheless, on a longer-term basis, we believe the market will be driven to a large extent by expansion in bigger emerging markets and rising levels of per capita air travel.
     While current market conditions have improved compared to the conditions prevailing over the past two years, there continues to be a low volume of ‘aircraft trading activity’ in the purchase and sale of used aircraft due to limited availability of capital for this segment of the market, particularly debt from traditional aerospace bank lenders. We believe the cyclical recovery combined with persisting financial market dislocations offer attractive new investment opportunities. We plan to grow our business and profits both over the near term and long term by continuing to employ our fundamental business strategy which includes:
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
     We believe our team’s capabilities in the global leasing market for both passenger and cargo aircraft place us in a favorable position to explore new income-generating activities as capital becomes available for such activities. Towards this end, we have 9 aircraft scheduled for delivery from Q4 2010 through mid-2012 under our Airbus A330 Agreement. In addition, we recently raised approximately $290 million of net proceeds in the unsecured bond market and after paying off our Term Financing No. 2 and associated costs, have approximately $200 million of investment capital with which we have made investments and investment commitments since the end of the third quarter.
     We intend to continue to focus our efforts on investment opportunities that are attractive on an unleveraged basis, that tap commercial financing capacity where it is accessible on reasonable terms or for which debt financing that benefits from government guarantees either from the European Export Credit Agencies, or ECAs, or from the Export-Import Bank of the United States, or EXIM, is available. In any case, there can be no assurance that we will be able to access capital on a cost-effective basis, and a failure to do so could have a material adverse effect on our business, financial condition or results of operations.
     We intend to pay regular quarterly dividends to our shareholders. On March 12, 2010, our board of directors declared a regular quarterly dividend of $0.10 per common share, or an aggregate of $8.0 million, for the three months ended March 31, 2010, which was paid on April 15, 2010 to holders of record on March 31, 2010. On May 25, 2010, our board of directors declared a second quarter dividend of $0.10 per common share, or an aggregate of $7.9 million, for the three months ended June 30, 2010, which was paid on July 15, 2010 to shareholders of record on June 30, 2010. On September 21, 2010, our board of directors declared a third quarter dividend of $0.10 per common share, or an aggregate of $7.9 million, for the three months ended September 30, 2010, which was paid on October 15, 2010 to shareholders of record on September 30, 2010. This dividend may not be indicative of the amount of any future dividends.

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
2010 Lease Expirations and Lease Placements
•	Scheduled lease expirations — placements. For our 19 aircraft originally having lease expirations in 2010, we have executed lease renewals, or commitments to lease or renew, with respect to 16 aircraft, we have sold two aircraft and we are actively remarketing the remaining one aircraft. We estimate that for these 19 aircraft, excluding the two we sold, the weighted average lease term for the new leases or renewals will be approximately 3.5 years with monthly lease rates that are approximately 30% to 35% percent lower than the previous rentals. The drop in lease rates for these placements reflects more challenging market conditions when these new leases or renewals were executed, as well as a comparatively stronger lease placement environment, on average, when the previous leases were put in place. Given more challenging market conditions, we generally continue to seek shorter lease terms for placements so as to allow for the opportunity to benefit more quickly from possible market improvements.
•	Aircraft acquisitions — placements. In the second quarter of 2010, we acquired one used Boeing Model 737-800 aircraft and immediately placed it on lease with a customer. We took delivery of two freighter-configured New A330 Aircraft, one in the third quarter and one in the fourth quarter of 2010. Both aircraft are leased to an affiliate of the HNA Group, the parent company of Hainan Airlines. We acquired three used Airbus Model A330-200 passenger configuration aircraft in the third quarter of 2010 in a sale — leaseback transaction, and in the fourth quarter of 2010 we acquired three Boeing Model 737-800 aircraft which were on lease when we acquired them. We also have a commitment to acquire two Boeing Model 747-400 production freighter aircraft in the fourth quarter of 2010, and we have a commitment to lease one aircraft and a letter of intent to lease the other following our acquisition.

2011 Lease Expirations and Lease Placements
•	Scheduled lease expirations — placements. We have 13 aircraft with lease expirations scheduled in 2011. We have executed lease renewals, or commitments to lease or renew, with respect to six of these aircraft, and a letter of intent to lease two of these aircraft, and we have a signed sale agreement to sell two aircraft. We are actively remarketing the remaining three aircraft. We are also remarketing a Boeing Model 737-800 aircraft we acquired in the fourth quarter of 2010 with a scheduled lease expiration in 2011.
•	Aircraft acquisitions — placements. We are scheduled to take delivery of seven of the New A330 Aircraft in 2011. We executed a lease agreement for one of the New A330 Aircraft scheduled for delivery in 2011 with an affiliate of the HNA Group, and we executed lease agreements for six of the New A330 Aircraft scheduled for delivery in 2011 with South African Airways (PTY) LTD, or SAA. We currently have no other commitments to acquire aircraft in 2011.
2012-2014 Lease Expirations and Lease Placements
•	Scheduled lease expirations — placements. Taking into account lease and sale commitments, as of September 30, 2010, we had the following number of aircraft with lease expirations scheduled in the period 2012-2014:
•	2012: 27 aircraft, representing 19% of our net book value of flight equipment held for lease at September 30, 2010;

•	2013: 26 aircraft, representing 12% of our net book value of flight equipment held for lease at September 30, 2010; and

•	2014: 22 aircraft, representing 15% of our net book value of flight equipment held for lease at September 30, 2010.
We also acquired two aircraft in October 2010 with scheduled lease expirations in 2013.
•	Aircraft acquisitions — placements. We are scheduled to take delivery of one of the New A330 Aircraft in 2012 and we have signed a letter of intent to lease the aircraft. We currently have no other commitments to acquire aircraft in the period 2012-2014.
Operating Expenses
     Operating expenses are comprised of depreciation of flight equipment held for lease, interest expense, selling, general and administrative expenses, aircraft impairment charges and maintenance and other costs. Because our operating lease terms generally require the lessee to pay for operating, maintenance and insurance costs, our portion of maintenance and other costs relating to aircraft reflected in our statement of income has been nominal; however, to the extent our customers failed to pay operating, maintenance, insurance or transition costs, our portion of these expenses for unscheduled lease terminations reflected in our income statement increased significantly during 2009 and to a lesser extent in 2010 as compared to prior years.
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
Acquisitions and Dispositions
     On June 20, 2007, we entered into an acquisition agreement, which we refer to as the Airbus A330 Agreement, under which we agreed to acquire new A330 aircraft, which we refer to as the New A330 Aircraft, from Airbus S.A.S. During 2009, we acquired two New A330 Aircraft and in August 2010 we acquired one New A330 Aircraft. We currently have nine New A330 Aircraft remaining to be delivered, with one scheduled for delivery in 2010, seven in 2011 and one in 2012.
     During the second quarter of 2010, we acquired one off-lease Boeing Model 737-800 aircraft with cash on hand and immediately delivered the aircraft under a new lease to a new customer. During the third quarter of 2010, we acquired three used Airbus Model A330-200 passenger configuration aircraft from Sri Lankan airlines in a sale-leaseback transaction. Also, during the second and third quarters of 2010, we sold two Boeing 757-200 aircraft for which we had a previously signed sale agreement. These sales resulted in a combined pre-tax loss of $1.3 million which is included in other income (expense) on our consolidated statement of income.
     During the fourth quarter of 2010, we acquired three Boeing Model 737-800 aircraft which were on lease when we acquired them. We also have a commitment to acquire two Boeing Model 747-400 production freighter aircraft in the fourth quarter of 2010, and we have a commitment to lease one aircraft and a letter of intent to lease the other following our acquisition.
     The following table sets forth certain information with respect to the aircraft owned by us as of September 30, 2010:
AIRCASTLE AIRCRAFT INFORMATION (Dollars in millions)

Owned
Aircraft as of
September 30, 2010(1)
Flight Equipment Held for Lease	$3,871
Number of Aircraft	132
Latest Generation Aircraft (Percentage of Total Aircraft)	89%
Number of Lessees	63
Number of Countries	36
Weighted Average Age — Passenger (years)(2)	11.3
Weighted Average Age — Freighter (years)(2)	10.2
Weighted Average Age — Combined (years)(2)	11.2
Weighted Average Remaining Passenger Lease Term (years)(3)	3.4
Weighted Average Remaining Cargo Lease Term (years)(3)	7.3
Weighted Average Remaining Combined Lease Term (years)(3)	4.6
Weighted Average Fleet Utilization for the three months ended September 30, 2010(4)	100%
Weighted Average Fleet Utilization for the nine months ended September 30, 2010(4)	98%

(1)	Calculated using net book value as of September 30, 2010.

(2)	Weighted average age (years) by net book value.

(3)	Weighted average remaining lease term (years) by net book value.

(4)	Aircraft on-lease days as a percent of total days in period weighted by net book value, excluding aircraft in freighter conversion.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of
	September 30, 2010
	Number of	% of Net
	Aircraft	Book Value
Aircraft Type
Passenger:
Narrowbody	82	41%
Midbody	27	27%
Widebody	1	2%

Total Passenger	110	70%
Freighter	22	30%

Total	132	100%

Manufacturer
Boeing	85	61%
Airbus	47	39%

Total	132	100%

Regional Diversification
Europe	62	46%
Asia	33	23%
North America	14	11%
Latin America	11	9%
Middle East and Africa	11	11%
Off-lease(1)	1	—%

Total	132	100%

(1)	Represents one Boeing Model 737-300 aircraft which was returned to us when a customer ceased operations late in the third quarter of 2010. We are currently marketing this aircraft for sale or lease.
     Our largest customer represents less than 7% of the net book value of flight equipment held for lease at September 30, 2010. Our top 15 customers for aircraft we owned at September 30, 2010, representing 64 aircraft and 62% of the net book value of flight equipment held for lease, are as follows:

			Number of
Percent of Net Book Value	Customer	Country	Aircraft
Greater than 6% per customer	Emirates	United Arab Emirates	2
	Martinair(1)	Netherlands	5

3% to 6% per customer	US Airways	USA	8
	SriLankan Airlines	Sri Lanka	5
	Avianca	Colombia	2
	China Eastern Airlines(2)	China	8
	HNA Group (3)	China	7
	Iberia Airlines	Spain	6
	GOL (4)	Brazil	6
	Airbridge Cargo(5)	Russia	1
	KLM (1)	Netherlands	1
	World Airways	USA	2

Less than 3% per customer	Icelandair(6)	Iceland	5
	Korean Air	South Korea	2
	Cimber-Sterling	Denmark	4

(1)	Martinair is a wholly owned subsidiary of KLM. Although KLM does not guarantee Martinair’s obligations under the relevant lease, if combined, the two, together with another affiliated customer, represent 11% of flight equipment held for lease.

(2)	Includes the aircraft leased to Shanghai Airlines, which was recently acquired by China Eastern Airlines. China Eastern Airlines does not guarantee the obligations of the aircraft we lease to Shanghai Airlines.

(3)	Seven aircraft on lease to affiliates of the HNA Group, although the HNA Group does not guarantee the leases.

(4)	GOL has guaranteed the obligations of an affiliate, VRG Linhas Aereas, and accordingly, the two are shown combined in the above table.

(5)	Guaranteed by Volga-Dnepr.

(6)	Icelandair Group hf, the parent company of Icelandair, has guaranteed the obligations of an affiliate, SmartLynx, and accordingly, the two are shown combined in the above table.

     Our owned aircraft portfolio as of September 30, 2010 is listed in Exhibit 99.1 to this report. Approximately 89% of the total aircraft and 88% of the freighters we owned as of September 30, 2010, weighted by net book value, are what we consider to be the most current technology for the relevant airframe and engine type and airframe size, as listed under the headings “Latest Generation Narrowbody Aircraft,” “Latest Generation Midbody Aircraft,” “Latest Generation Widebody Aircraft” and “Latest Generation Widebody Freighter Aircraft” in Exhibit 99.1 to this report.
     Of our owned aircraft portfolio as of September 30, 2010, $3.5 billion, representing 119 aircraft and 89% of the net book value of our aircraft, was encumbered by secured debt financings, and $0.4 billion, representing 13 aircraft and 11% of the net book value of our aircraft, was unencumbered by secured debt financings.
Finance
     Our debt financing arrangements are typically secured by aircraft and related operating leases, and in the case of our securitizations and pooled aircraft term financings, the financing parties have limited recourse to Aircastle Limited. While such financing has historically been available on reasonable terms given the loan to value profile we have pursued, current market conditions continue to limit the availability of both debt and equity capital. Though financing market conditions have recovered recently and we expect them to continue to improve in time, current market conditions remain difficult, and we are presently taking a cautious approach to incremental financing and with respect to refinancing risk, which may constrain our ability to undertake new transactions. During the near term, we intend to focus our efforts on investment opportunities that are attractive on an unleveraged basis, that tap commercial financial capacity where it is accessible on reasonable terms or for which debt financing that benefits from government guarantees either from the ECAs or from EXIM is available.
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

RESULTS OF OPERATIONS
Overview
     For the three and nine months ended September 30, 2010, our lease rental revenues increased 4% and 2%, respectively, as compared to the same periods in 2009 primarily related to our acquisition of aircraft in 2010. As of September 30, 2010, our monthly contracted lease rental run rate increased 6% as compared to September 30, 2009, reflecting the acquisition of additional aircraft over that period of time.
     For the three and nine months ended September 30, 2010, our maintenance revenue decreased 92% and 69%, respectively, as compared to the same periods in 2009, primarily due to the unusually high level of maintenance revenue totaling $31.4 million recorded in 2009. The amount of maintenance revenue we recognize in any reporting period is inherently volatile and is dependent upon a number of factors, including the timing of lease expiries, including scheduled and unscheduled expiries, the timing of maintenance events and the utilization of the aircraft by the lessee. As a result, for the three and nine months ended September 30, 2010, our net income decreased 74% and 43% as compared to the same periods in 2009 primarily due to the unusually high level of maintenance revenue that we recorded in 2009.
Comparison of the three months ended September 30, 2009 to the three months ended September 30, 2010:

	Three Months Ended
	September 30,
	2009	2010
	(Dollars in thousands)
Revenues:
Lease rental revenue	$128,283	$133,486
Amortization of net lease discounts and lease incentives	(3,992)	(4,203)
Maintenance revenue	31,376	2,540

Total lease rentals	155,667	131,823
Interest income	556	—
Other revenue	9,517	424

Total revenues	165,740	132,247

Expenses:
Depreciation	53,130	55,703
Interest, net	43,032	47,453
Selling, general and administrative	11,074	11,334
Impairment of aircraft	18,211	7,342
Maintenance and other costs	4,836	1,192

Total operating expenses	130,283	123,024

Other income (expense):
Gain (loss) on sale of aircraft	162	—
Other income (expense)	(738)	(501)

Total other income (expense)	(576)	(501)

Income from continuing operations before income taxes	34,881	8,722
Income tax provision	1,423	153

Net income	$33,458	$8,569

Revenues:
     Total revenues decreased by 20.2% or $33.5 million for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, primarily as a result of the following:
     Lease rental revenue. The increase in lease rental revenue of $5.2 million for the three months ended September 30, 2010 as compared to the same period in 2009 was primarily the result of an increase of:
•	$6.4 million of additional revenue from the six aircraft we purchased since September 30, 2009.

     We also sold two aircraft in the period since September 30, 2009, resulting in $1.4 million less lease rental revenue, partially offsetting the above increase.
     Amortization of net lease discounts and lease incentives.

	Three Months Ended
	September 30,
	2009	2010
	(Dollars in thousands)
Amortization of lease discounts	$1,386	$596
Amortization of lease premiums	(441)	(76)
Amortization of lease incentives	(4,937)	(4,723)

Amortization of net lease discounts and lease incentives	$(3,992)	$(4,203)

     As more fully described in our Annual Report on Form 10-K for the year ended December 31, 2009, lease discounts and lease premiums represent the difference between the contracted lease rentals and the estimated fair value of attached leases from acquired aircraft which amortize over the life of the related lease. As these related leases expire, the associated lease discount or lease premium amortization ceases. The decrease in amortization of lease discounts and lease premiums for the three months ended September 30, 2010 as compared to the same period in 2009 is due to scheduled lease expirations of previously acquired leases, lease extensions and early lease transitions.
     As more fully described in our Annual Report on Form 10-K for the year ended December 31, 2009, lease incentives represent our estimated portion of the lessee’s cost for heavy maintenance, overhaul or replacement of certain high-value components which is amortized over the life of the related lease. As we enter into new leases, the amortization of lease incentives generally increase and conversely if a related lease terminates, the related unused lease incentive liability will be reversed and reduce the amount of lease incentive expense. The decrease in amortization of lease incentives of $0.2 million for the three months ended September 30, 2010 as compared to the same period in 2009 resulted from a $0.9 million lease incentive liability reversed as a reduction to lease incentives from an early terminated lease, which was partially offset by an increase in amortization of lease incentives for aircraft we transitioned to new lessees.
     Maintenance revenue.

	Three Months Ended September 30,
	2009		2010
	Dollars (in thousands)	Number of Leases	Dollars (in thousands)	Number of Leases
Unscheduled lease terminations	$21,647	5	$2,457	1
Scheduled lease terminations	9,729	3	83	—

Maintenance revenue	$31,376	8	$2,540	1

     Unscheduled lease terminations. For the three months ended September 30, 2009, we recorded an unusually high level of maintenance revenue in the amount of $21.6 million from unscheduled lease terminations associated with five aircraft returned to us in the third quarter and four aircraft returned to us in the first and second quarters. Comparatively, for the same period in 2010, we recorded $1.8 million of maintenance revenue primarily from an unscheduled lease termination of one aircraft. See Summary of Impairments below for a detailed discussion of the related impairment charges for certain aircraft.
     Scheduled lease terminations. For the three months ended September 30, 2009, we recorded an unusually high level of maintenance revenue in the amount of $9.7 million from three scheduled lease terminations in the third quarter and four scheduled lease terminations in the first and second quarters. Comparatively, for the same period in 2010, we recorded $0.1 million associated with maintenance revenue from one leased engine as we had no scheduled lease terminations during the period. See Summary of Impairments below for a detailed discussion of the related impairment charge for certain aircraft.
     Interest income. The decrease in interest income of $0.6 million was due to the sale of our debt investments in the third and fourth quarters of 2009 and, as a result, there was no comparable interest income in the third quarter of 2010.

     Other revenue was $9.5 million during the three months ended September 30, 2009, which was primarily due to additional fees paid by lessees in connection with the early termination of six leases, and we did not receive any similar fees from early lease terminations in the three months ended September 30, 2010. See Summary of Impairments below for a detailed discussion of the related impairment charge for certain aircraft.
Operating Expenses:
     Total operating expenses decreased by 5.6% or $7.3 million for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 primarily as a result of the following:
     Depreciation expense increased by $2.6 million for the three months ended September 30, 2010 over the same period in 2009. The net increase is primarily the result of:
•	a $1.7 million increase in depreciation for capitalized aircraft improvements and planned major maintenance activities; and

•	a $2.0 million increase in depreciation for new aircraft acquired in late 2009 and in 2010.
     These increases were offset partially by:
•	a $1.0 million decrease in depreciation for aircraft sold.
     Interest, net consisted of the following:

	Three Months Ended
	September 30,
	2009	2010
	(Dollars in thousands)
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$36,779	$40,144
Hedge ineffectiveness (gains) losses	457	764
Amortization of interest rate derivatives related to deferred losses	3,136	2,338
Amortization of deferred financing fees and notes discount	3,077	5,734

Interest Expense	43,449	48,980
Less interest income	(57)	(207)
Less capitalized interest	(360)	(1,320)

Interest, net	$43,032	$47,453

     Interest, net increased by $4.4 million, or 10.3%, over the three months ended September 30, 2009. The net increase is primarily a result of:
•	a $3.4 million increase in interest on borrowings primarily due to a higher weighted average debt balance ($2.60 billion in the three months ended September 30, 2010 as compared to $2.46 billion in the three months ended September 30, 2009); and

•	a $2.5 million increase in deferred financing fees primarily from the accelerated write-off of deferred financings fees triggered by the prepayment of Term Financing No. 2 and the A330 SLB facility.
     Selling, general and administrative expenses for the three months ended September 30, 2010 remained flat over the same period in 2009. Non-cash share based expense was $1.7 million and $1.5 million for the three months ended September 30, 2009 and 2010, respectively.
     Impairment of aircraft was $18.2 million during the three months ended September 30, 2009, which related to two Boeing Model 737-300 aircraft and two Boeing Model 757-200 aircraft. See Summary of Impairments below for a detailed discussion of the related impairment charge for these four aircraft.
     Impairment of aircraft was $7.3 million during the three months ended September 30, 2010, which related to one Boeing Model 737-300 aircraft and one Boeing Model 737-500 aircraft. See Summary of Impairments below for a detailed discussion of the related impairment charge for these two aircraft.

     Maintenance and other costs were $1.2 million for the three months ended September 30, 2010, a decrease of $3.6 million over the same period in 2009. The net decrease is primarily a result of a decrease in aircraft maintenance and other transitions costs relating to unscheduled and scheduled lease terminations in 2009.
Income Tax Provision
     Our provision for income taxes for the three months ended September 30, 2009 and 2010 was $1.4 million and $0.2 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland and the United States. The decrease in our income tax provision of approximately $1.3 million for the three months ended September 30, 2010 as compared to the same period in 2009 was attributable to a decrease in operating income subject to tax in the U.S. and Ireland.
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
Other comprehensive income:

	Three Months Ended
	September 30,
	2009	2010
	(Dollars in thousands)
Net income	$33,458	$8,569
Net change in fair value of derivatives, net of tax benefit of $135 and $52, respectively	(15,696)	(7,716)
Derivative loss reclassified into earnings	5,894	2,338
Net change in unrealized fair value of debt investments	1,836	—

Total comprehensive income	$25,492	$3,191

     Other comprehensive income was $3.2 million for the three months ended September 30, 2010, a decrease of $22.3 million from the $25.5 million of other comprehensive income for the three months ended September 30, 2009. The decrease in other comprehensive income is primarily a result of:
•	a $8.0 million decrease in deferred losses resulting from changes in the fair value of outstanding interest rate derivatives qualifying for and designated as cash flow hedges due primarily to a sharper decrease in the forward LIBOR curve at September 30, 2009 versus June 30, 2009 as compared to the decrease in the forward LIBOR curve at September 30, 2010 versus June 30, 2010;

•	a $3.6 million decrease in amortization into earnings of deferred net losses primarily due to additional accelerated amortization from terminated interest rate derivatives in the third quarter of 2009 versus the third quarter of 2010; and

•	a $24.9 million decrease in net income.

Comparison of the nine months ended September 30, 2009 to the nine months ended September 30, 2010:

	Nine Months Ended
	September 30,
	2009	2010
	(Dollars in thousands)
Revenues:
Lease rental revenue	$383,683	$391,741
Amortization of net lease discounts and lease incentives	(7,919)	(13,957)
Maintenance revenue	47,616	14,630

Total lease rentals	423,380	392,414
Interest income	1,783	—
Other revenue	9,628	578

Total revenues	434,791	392,992

Expenses:
Depreciation	156,379	164,272
Interest, net	127,925	128,578
Selling, general and administrative	33,291	34,043
Impairment of aircraft	18,211	7,342
Maintenance and other costs	15,114	6,829

Total operating expenses	350,920	341,064

Other income (expense):
Gain (loss) on sale of aircraft	162	(1,291)
Other income (expense)	855	(1,047)

Total other income (expense)	1,017	(2,338)

Income from continuing operations before income taxes	84,888	49,590
Income tax provision	5,388	4,003

Net income	$79,500	$45,587

Revenues:
     Total revenues decreased by 9.6% or $41.8 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, primarily as a result of the following:
     Lease rental revenue. The increase in lease rental revenue of $8.1 million for the nine months ended September 30, 2010 as compared to the same period in 2009 was primarily the result of $15.4 million of revenue from two new aircraft purchased in 2009 and four used aircraft and one new aircraft purchased in 2010.
     This increase was offset partially by a decrease in revenue of:
•	$5.8 million of revenue due to three aircraft sold during 2009 and two aircraft sold in 2010; and

•	$1.5 million of revenue due to lease extensions and transitions at lower rentals.
     Amortization of net lease discounts and lease incentives.

	Nine Months Ended
	September 30,
	2009	2010
	(Dollars in thousands)
Amortization of lease discounts	$5,505	$1,851
Amortization of lease premiums	(1,766)	(290)
Amortization of lease incentives	(11,658)	(15,518)

Amortization of net lease discounts and lease incentives	$(7,919)	$(13,957)

     The decrease in amortization of lease discounts and lease premiums for the nine months ended September 30, 2010 as compared to the same period in 2009 is due to scheduled lease expirations of previously acquired leases, lease extensions and early lease transitions.
     As more fully described in our Annual Report on Form 10-K for the year ended December 31, 2009, lease incentives represent our estimated portion of the lessee’s cost for heavy maintenance, overhaul or replacement of certain high-value components which is amortized over the life of the related lease. As we enter into new leases, the amortization of lease incentives generally increase and conversely if a related lease terminates, the related unused lease incentive liability will reduce the amortization of lease incentives. The increase in amortization of lease incentives of $3.9 million for the nine months ended September 30, 2010 as compared to the same period in 2009 results from an increase in amortization of net lease incentives for 13 aircraft transitions and extensions during 2010 and the full year impact for 15 aircraft transitions during 2009.
     Maintenance revenue.

	Nine Months Ended September 30,
	2009		2010
	Dollars (in thousands)	Number of Leases	Dollars (in thousands)	Number of Leases
Unscheduled lease terminations	$29,303	9	$3,039	1
Scheduled lease terminations	18,313	7	11,591	3

Maintenance revenue	$47,616	16	$14,630	4

     Unscheduled lease terminations. For the nine months ended September 30, 2009, we recorded an unusually high level of maintenance revenue in the amount of $29.3 million from unscheduled lease terminations associated with nine aircraft. Comparatively, for the same period in 2010, we recorded maintenance revenue totaling $1.8 million from unscheduled lease terminations primarily associated with one aircraft returned in 2010. See Summary of Impairments below for a detailed discussion of the related impairment charges for certain aircraft.
     Scheduled lease terminations. For the nine months ended September 30, 2009, we recorded maintenance revenue from scheduled lease terminations totaling $18.3 million associated with seven aircraft. Comparatively, for the same period in 2010, we recorded $11.6 million, primarily associated with maintenance revenue from three scheduled lease terminations. See Summary of Impairments below for a detailed discussion of the related impairment charge for certain aircraft.
     Interest income. The decrease in interest income of $1.8 million was due to the sale of our debt investments in the third and fourth quarters of 2009 and, as a result, there was no comparable interest income in the nine months ended September 30, 2010.
     Other revenue was $9.6 million during the nine months ended September 2009, which was primarily due to additional fees paid by lessees in connection with the early termination of six leases, and we did not receive any similar fees from early lease terminations in the three months ended September 30, 2010. See Summary of Impairments below for a detailed discussion of the related impairment charge for certain aircraft.
Operating Expenses:
     Total operating expenses decreased by 2.8% or $9.9 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 primarily as a result of the following:
     Depreciation expense increased by $7.9 million for the nine months ended September 30, 2010 over the same period in 2009. The net increase is primarily the result of:
•	a $7.8 million increase in depreciation for capitalized aircraft improvements and planned major maintenance activities; and

•	a $3.5 million increase in depreciation for new aircraft acquired in late 2009 and in 2010.
     These increases were offset partially by:
•	a $3.3 million decrease in depreciation for aircraft sold.

Interest, net consisted of the following:

	Nine Months Ended
	September 30,
	2009	2010
	(Dollars in thousands)
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$110,191	$111,090
Hedge ineffectiveness (gains) losses	(116)	2,533
Amortization of interest rate derivatives related to deferred losses	10,932	6,412
Amortization of deferred financing fees and notes discount	8,808	11,494

Interest Expense	129,815	131,529
Less interest income	(914)	(247)
Less capitalized interest	(976)	(2,704)

Interest, net	$127,925	$128,578

     Interest, net increased by $0.7 million, or 0.5%, over the nine months ended September 30, 2009. The net increase is primarily a result of:
•	a $0.9 million increase in interest expense on our borrowings primarily due to a higher weighted average debt balance ($2.48 billion for the nine months ended September 30, 2010 as compared to $2.46 billion for the nine months ended September 30, 2009); and

•	a $2.5 million increase in deferred financing fees primarily from the accelerated write-off of deferred financing fees triggered by prepayment of Term Financing No. 2 and the A330 SLB facility.
     These increases were offset partially by
•	a $4.5 million decrease in amortization of deferred losses on interest rate derivatives primarily due to a decrease related to accelerated amortization of deferred losses from terminated interest rate derivatives for borrowings that we no longer anticipate utilizing (i.e., that are no longer probable of occurring) as a result of a lower forecasted debt on our hedged financings.
     Selling, general and administrative expenses for the nine months ended September 30, 2010 remained flat over the same period in 2009. Non-cash share based expense was $5.1 million and $5.2 million for the nine months ended September 30, 2009 and 2010, respectively.
     Impairment of aircraft was $18.2 million during the nine months ended September 30, 2009, which related to two Boeing Model 737-300 aircraft and two Boeing Model 757-200 aircraft. See Summary of Impairments below for a detailed discussion of the related impairment charge for these four aircraft.
     Impairment of aircraft was $7.3 million during the nine months ended September 30, 2010, which related to one Boeing Model 737-300 aircraft and one Boeing Model 737-500 aircraft. See Summary of Impairments below for a detailed discussion of the related impairment charge for these two aircraft.
     Maintenance and other costs were $6.8 million for the nine months ended September 30, 2010, a decrease of $8.3 million over the same period in 2009. The net decrease is primarily a result of:
•	a $4.8 million decrease in aircraft maintenance and other transitions costs primarily relating to unscheduled lease terminations for aircraft returned to us in the fourth quarter of 2008; and

•	a $1.2 million decrease in aircraft maintenance and other transitions costs relating to unscheduled and scheduled lease terminations in 2009.
Other income (expense):
     Total other expense for the nine months ended September 30, 2010 was $2.3 million as compared to $1.0 million of income for the same period in 2009. The change is primarily a result of $1.5 million lower mark-to-market adjustments on our undesignated interest rate derivatives, and a $1.3 million loss on the sale of an aircraft in the second quarter of 2010 as compared to a gain of $0.2 million on the sale of three aircraft in the third quarter of 2009.
Income Tax Provision
     Our provision for income taxes for the nine months ended September 30, 2009 and 2010 was $5.4 million and $4.0 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland and the United States. The decrease in our income tax provision of approximately $1.4 million for the nine months ended September 30, 2010 as compared to the same period in 2009 was attributable to a decrease in operating income subject to tax in the U.S. and Ireland, partially offset by an increase in tax expense related to the vesting of stock awards.
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
Other comprehensive income:

	Nine Months Ended
	September 30,
	2009	2010
	(Dollars in thousands)
Net income	$79,500	$45,587
Net change in fair value of derivatives, net of tax expense of $1,068 and tax benefit of $332, respectively	63,596	(37,541)
Derivative loss reclassified into earnings	13,690	6,412
Net change in unrealized fair value of debt investments	1,698	—

Total comprehensive income	$158,484	$14,458

     Other comprehensive income was $14.5 million for the nine months ended September 30, 2010, a decrease of $144.0 million from the $158.5 million of other comprehensive income for the nine months ended September 30, 2009. The decrease in other comprehensive income is primarily a result of:
•	a $101.1 million increase in deferred losses resulting from changes in the fair value of outstanding interest rate derivatives qualifying for and designated as cash flow hedges due primarily to an increase in the forward LIBOR curve at September 30, 2009 versus December 31, 2008 compared to a decrease in the forward LIBOR curve at September 30, 2010 versus December 31, 2009;

•	a $7.3 million decrease in amortization into earnings of deferred net losses primarily due to additional accelerated amortization from terminated interest rate derivatives in the first nine months of 2009 versus the first nine months of 2010; and

•	a $33.9 million decrease in net income.
     The amount of loss expected to be reclassified from accumulated other comprehensive income into interest expense over the next 12 months consists of net interest settlements on active interest rate derivatives in the amount of $91.6 million and the amortization of deferred net losses from terminated interest rate derivatives in the amount of

$13.3 million. See “Liquidity and Capital Resources ¯ Hedging” below for more information on deferred net losses as related to terminated interest rate derivatives.
Summary of Impairments
     In the three and nine months ended September 30, 2009, we recognized an impairment of $18,211 related to two Boeing Model 737-300 aircraft and two Boeing Model 757-200 aircraft, which was triggered by the early termination of the related leases and the resulting change to estimated future cash flows. The Company received $18,176, of which $8,382 represented lease termination payments and $9,794 related to maintenance revenue from the previous lessees of these aircraft. These lease termination payments were recorded as other revenue during the nine months ended September 30, 2009.
     In the three and nine months ended September 30, 2010, we recognized an impairment of $7,342 related to one Boeing Model 737-300 aircraft and one Boeing Model 737-500 aircraft, which was triggered by the early termination of one of related leases, a signed forward sales agreement the other aircraft and the resulting change to estimated future cash flows. The Company recorded $4,396 related to maintenance revenue from the previous lessees at the end of that lease of the aircraft that is subject to a forward sales agreement during the three months ended March 31, 2010 and $1,765 related to maintenance revenue from the lessee of one of these aircraft during the three months ended September 30, 2010.
     As more fully described in our Annual Report on Form 10-K for the year ended December 31, 2009, we perform a recoverability assessment of all aircraft in our fleet, on an aircraft-by-aircraft basis, at least annually. We performed this recoverability assessment during the third quarter of 2010. Other than the aircraft discussed above, Management believes that the net book value of each aircraft is currently supported by the estimated future undiscounted cash flows expected to be generated by each aircraft, and as such, these aircraft are not impaired at September 30, 2010.
     In monitoring the aircraft in our fleet for impairment charges, we identify those aircraft that are most susceptible to failing the recoverability assessment and monitor those aircraft more closely, which may result in more frequent recoverability assessments. The recoverability in the value of these aircraft is more sensitive to changes in contractual cash flows, future cash flow estimates and residual values or scrap values for each aircraft. These are typically older aircraft for which lessee demand is declining. As of September 30, 2010, we had identified ten aircraft as being susceptible to failing the recoverability test. These aircraft had a combined net book value of $197.0 million at September 30, 2010.

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
LIQUIDITY AND CAPITAL RESOURCES
     Our primary sources of liquidity currently are cash on hand, cash generated by our aircraft leasing operations and loans secured by new aircraft we acquire and unsecured borrowings. Our business is very capital intensive, requiring significant investments in order to expand our fleet during periods of growth and investments in maintenance and improvements on our existing portfolio. Our business also generates a significant amount of cash from operations, primarily from lease rental revenue and maintenance revenue. These sources have historically provided liquidity for these investments and for other uses, including the payment of dividends to our shareholders. In the past, we have also met our liquidity and capital resource needs by utilizing several sources, including:
•	lines of credit, our securitizations, term financings and, more recently, secured borrowings supported by export credit agencies for new aircraft acquisitions;

•	unsecured borrowings, including an unsecured revolving credit facility;

•	public offerings of common shares; and

•	asset sales.
Going forward, we expect to continue to seek liquidity from these sources subject to pricing and conditions that we consider satisfactory.
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

     In June 2010, we closed a $108.5 million pre-delivery payment financing loan facility from SMBC with respect to six new Airbus A330-200 passenger aircraft scheduled for delivery on long-term leases to SAA during 2011. As of September 30, 2010, we had drawn down $82.8 million under this facility.
     In July 2010, Aircastle Limited closed an offering of 9.75% senior unsecured notes due in 2018, in an aggregate principal amount of $300.0 million. The notes were issued at 98.645% of par and were offered only to qualified institutional buyers and buyers outside the United States in accordance with Rule 144A and Regulation S, respectively, under the Securities Act of 1933. We used a portion of the net proceeds of the private placement to repay $25 million drawn under a credit facility used in connection with the purchase of the first A330 SLB Aircraft and used the remaining net proceeds to repay all of the outstanding indebtedness under our Term Financing No. 2 and for general corporate purposes, including the purchase of aviation assets. On September 24, 2010, the 2010-1 Notes were registered by the Company with the U.S. Securities Exchange Commission and in October 2010 we completed the exchange of all outstanding unregistered 2010-1 Notes. The registered notes have terms that are substantially identical to the privately placed notes.
     In September 2010, we entered into a $50.0 million senior unsecured revolving credit facility with Citigroup Global Markets Inc. which has a three-year term. As of September 30, 2010, we had not drawn down on this facility.
     In addition, in July 2010, we secured new financing commitments which will benefit from an ECA guarantee provided by Compagnie Francaise d’Assurance pour le Commerce Exterieur, or COFACE, as follows:
•	Sumitomo Mitsui Banking Corporation (SMBC) committed $250.0 million in debt to finance the first three New A330 Aircraft; and

•	Citibank, N.A. committed approximately $221.0 million to finance the three New A330 Aircraft of which we borrowed $69.0 for the delivery of one New A330 Aircraft.

•	The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BOTM) committed approximately $227.0 million, to finance the three New A330 Aircraft of which we borrowed $69.3 million for the delivery of one New A330 Aircraft in November 2010.
     During the nine months ended September 30, 2010, we funded $107.0 million of pre-delivery payments (including buyer furnished equipment) on our New A330 Aircraft. As described above, we also drew down $82.8 million under the pre-delivery payment financing loan to refinance certain pre-delivery payments made to Airbus.
     Under the terms of Securitization No. 1, if we do not refinance this facility by June 15, 2011, all cash flows available after expenses and interest will be applied to debt amortization after that date. Assuming we do not refinance this facility by June 15, 2011, we expect that debt amortization payments over the next twelve months will be approximately $43.3 million dollars compared to $26.2 million over the 12 months ended September 30, 2010.
     For the remainder of 2010, we expect to fund approximately $87.9 million of total payments for our New A330 Aircraft, comprising both pre-delivery and delivery payments to Airbus S.A.S. and buyer furnished equipment suppliers. We expect that these payments for our eight scheduled aircraft deliveries through the end of 2011, one in the fourth quarter of 2010 and seven throughout 2011 will be substantially covered by borrowings available under our A300 PDP Facility, together with financing commitments from Citibank, N.A., BOTM and SMBC.
     In addition, as of September 30, 2010, we expect capital expenditures and lessee maintenance payment draws on our aircraft portfolio during 2010 to be approximately $120.0 million to $130.0 million, excluding purchase obligation payments, and we expect maintenance collections from lessees on our owned aircraft portfolio to be approximately equal to the expected expenditures and draws over the next twelve months. There can be no assurance that the capital expenditures, our contributions to maintenance events and lessee maintenance payment draws described above will not be greater than expected or that our expected maintenance payment collections or disbursements will equal our current estimates.
     We believe that cash on hand, funds generated from operations, maintenance payments received from lessees, proceeds from contracted aircraft sales and funds we expect to borrow upon delivery of the New A330 Aircraft we acquire in future periods, including borrowings under export credit agency-supported loan facilities, will be sufficient to satisfy our liquidity and capital resource needs over the next twelve months. Our liquidity and capital resource needs include pre-delivery payments under the Airbus A330 Agreement, payments for buyer furnished equipment, payments due at delivery of the New A330 Aircraft, payments due under our other aircraft purchase commitments, required principal payments under our long-term debt facilities, as well as repayments under our A330 PDP Facility, expected capital expenditures, lessee maintenance payment draws and lease incentive payments over the next twelve months.
Cash Flows

	Nine Months Ended
	September 30,
	2009	2010
	(Dollars in thousands)
Net cash flow provided by operating activities	$206,049	$268,717
Net cash flow used in investing activities	(146,265)	(320,635)
Net cash flow provided by (used in) financing activities	(8,323)	220,133
  Operating Activities:
     Cash flow from operations was $206.0 million and $268.7 million for the nine months ended September 30, 2009 and September 30, 2010, respectively. The increase in cash flow from operations of approximately $62.7 million for the nine months ended September 30, 2010 versus the same period in 2009 was primarily a result of:
•	a net $53.0 million increase in cash from the release of restricted cash from returned security deposits, the payment of expenses which was offset by the receipt of maintenance payments;

•	a $14.0 million increase in cash from working capital; and

•	a $5.6 million increase in cash from a decrease in cash payments for interest.
     This increase was offset partially by:
•	$11.8 million lower cash from end of lease maintenance revenue.
  Investing Activities:
     Cash used in investing activities was $146.3 million and $320.6 million for the nine months ended September 30, 2009 and September 30, 2010, respectively. The increase in cash flow used in investing activities of $174.3 million for the nine months ended September 30, 2010 versus the same period in 2009, was primarily a result of:
•	a $106.4 million increase in the acquisition and improvement of flight equipment; and

•	a $83.1 million increase in purchase deposits under our Airbus A330 Agreement and aircraft undergoing freighter conversion; and

•	$9.2 million lower proceeds from the sale of and principal payments on our debt investments, as we had sold all of our debt investments by the end of 2009.

This increase was offset partially by:

•	$24.2 million higher proceeds from the sale of flight equipment.
  Financing Activities:
     Net cash used in financing activities was $8.3 million for the nine months ended September 30, 2009 as compared to net cash provided by financing activities of $220.1 million for the nine months ended September 30, 2010. The net increase in cash flow provided by financing activities of $228.5 million for the nine months ended September 30, 2010 versus the same period in 2009 was a result of:
•	$401.8 million higher proceeds from term debt financings; and

•	$14.9 million of higher maintenance payments received net of maintenance payments returned.

The inflows were offset partially by:

•	$145.8 million of higher financing repayments on our securitizations and term debt financings; and

•	$31.6 million of lower security deposits received net of deposits returned; and

•	an $8.4 million increase in deferred financing costs.
Debt Obligations
     The following table provides a summary of our secured and unsecured debt financings at September 30, 2010:

		Outstanding	Number of	Interest	Final
Debt Obligation	Collateral	Borrowing	Aircraft	Rate(1)	Stated Maturity(2)
		(Dollars in thousands)
Secured Debt Financings:
Securitization No. 1	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	$420,444	33	0.53%	6/20/31

Securitization No. 2	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	1,012,961	55	0.52%	6/14/37

Term Financing No. 1	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	666,120	28	2.01%	5/02/15

ECA Term Financings	Interests in aircraft leases, beneficial interests in aircraft leasing entities and related interests	201,585	3	2.65% to 4.48%	5/27/21 to 8/31/22

A330 PDP Facility	Interests in Airbus A330 Agreement and aircraft leases	82,778	6	2.76%	12/1/11	(3)

Total secured debt financings		2,383,888

Unsecured Debt Financings:
Senior Notes due 2018	None	296,021	—	9.75%	8/01/18

2010 Revolving Credit Facility	None	—		N/A	9/28/13

Total unsecured debt financings		296,021

Total secured and unsecured debt financings		$2,679,909

(1)	Reflects floating rate in effect at the most recent applicable reset date, except for the ECA Term Financings which are fixed rate.

(2)	For Securitization No. 1, Securitization No. 2 and Term Financing No. 1, all cash flows available after expenses and interest will be applied to debt amortization, if the debt is not refinanced by June 2011, June 2012, and May 2013, respectively.

(3)	Reflects the last scheduled delivery month for the six relevant new Airbus A330-200 delivery positions. The final maturity date is the earlier of the aircraft delivery date or nine months after the scheduled delivery month for the last scheduled delivery position.

     The following securitizations and term debt financing structures include liquidity facility commitments described in the table below:

		Available Liquidity
		December 31,	September 30,	Unused	Interest Rate
Facility	Liquidity Facility Provider	2009	2010	Fee	on any Advances
		(Dollars in thousands)
Securitization No. 1	Calyon	$42,000	$42,000	0.45%	1M Libor + 1.00%
Securitization No. 2	HSH Nordbank AG(1)	79,617	75,972	0.50%	1M Libor + 0.75%
Term Financing No. 1	Calyon	14,174	13,322	0.60%	1M Libor + 1.20%

(1)	Following a ratings downgrade with respect to the liquidity facility provider in May 2009, the liquidity facility was drawn and the proceeds, or permitted investments thereof, remain available to provide liquidity if required. Amounts drawn following a ratings downgrade with respect to the liquidity facility provider do not bear interest; however, net investment earnings will be paid to the liquidity facility provider and the unused fee continues to apply.
Secured Debt Financings:
  Term Financing No. 1
     A maintenance-adjusted appraisal of Term Financing No. 1 Portfolio must be completed each year before a date in early May by a specified appraiser. To determine the maintenance-adjusted values, the appraiser applies upward or downward, adjustments of “half-life” current market values for the aircraft in the Term Financing No. 1 Portfolio based upon the maintenance status of the airframe, engines, landing gear and auxiliary power unit (“APU”), and applies certain other upward or downward adjustments for equipment, capabilities and utilization. Compliance with the loan to value ratio is measured each month by comparing the 75% minimum ratio against the most recently completed maintenance-adjusted appraised value, less 0.5% for each month since such appraisal was provided to the lenders, plus 75% of the cash maintenance reserve balance held on deposit for the Term Financing No. 1 Portfolio. Noncompliance with the loan to value ratio will require us to make supplemental principal payments but will not by itself result in a default under Term Financing No. 1.
     In March 2010, we completed the maintenance-adjusted appraisal for the Term Financing No. 1 Portfolio and determined that our loan to value ratio on the April 2010 payment date was approximately 78%. During the second quarter of 2010, we made supplemental principal payments of $11.5 million. In June 2010, we amended the loan documents for Term Financing No. 1 so that 75% of the stated amount of qualifying letters of credit held for maintenance events would be taken into account in the loan to value test. Based on this amendment and the supplemental principal payments previously made, we were in compliance with the loan to value ratio as of October 12, 2010.
  Term Financing No. 2
     The outstanding principal balance of Term Financing No. 2 in the amount of $103.2 million, plus accrued interest, loan breakage fees, interest rate derivative breakage fees of $3.6 million, and accrued interest on the terminated interest rate derivative, was repaid in full, and no further amounts may be drawn thereunder, from the proceeds of the 2010-1 Notes on August 12, 2010. During the third quarter of 2010, we wrote-off $1.9 million of deferred financing fees, which is reflected in interest expense on the consolidated statement of income.

  ECA Term Financings
     In August 2010, we entered into a twelve-year $69.0 million term loan with Citibank N.A. which is supported by a guarantee from Compagnie Francaise d’Assurance pour le Commerce Exterieur, or COFACE, the French government sponsored export credit agency, or ECA, for the financing of a new Airbus Model A330-200F freighter aircraft. The borrowing under this financing bears a fixed rate of interest equal to 2.645%. We refer to these COFACE-supported financings as “ECA Term Financings”.
     The obligations outstanding under the ECA Term Financings are secured by, among other things, a mortgage over the aircraft and a pledge of our ownership interest in our subsidiary company that leases the aircraft to the operator. The ECA Term Financings documents contain a $500.0 million minimum net worth covenant for Aircastle Limited, as well as a material adverse change default, a cross default to any other recourse obligation of Aircastle Limited, and other terms and conditions customary for ECA-supported financings being completed at this time. In addition, Aircastle Limited has guaranteed the repayment of the ECA Term Financings.
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
  A330 SLB Facility
     In July 2010, one of our subsidiaries entered into a $75.0 million secured credit facility, which we refer to as the “A330 SLB Facility,” with Citicorp North America Inc., to finance the acquisition of three used Airbus Model A330-200 passenger configuration aircraft during the third quarter of 2010 from Sri Lankan Airlines in a sale-leaseback transaction. On July 26, 2010, the first of the three A330 SLB Aircraft transactions closed and we borrowed $25.0 million under the facility. The outstanding balance in the amount of $25.0 million plus accrued interest was repaid in full from the proceeds of the 2010-1 Notes on August 3, 2010, and no further amounts may be drawn thereunder. During the third quarter of 2010, we wrote-off $0.6 million of deferred financing fees which is reflected in interest expense on the consolidated statement of income.
Unsecured Debt Financings:
  2010-1 Notes
     On July 30, 2010, Aircastle Limited issued $300.0 million aggregate principal amount of 9.75% Senior Notes due 2018, which we refer to as the “2010-1 Notes”, pursuant to an Indenture, dated as of July 30, 2010, between Aircastle Limited and Wells Fargo Bank, National Association, as trustee. The 2010-1 Notes were issued at 98.645% of par and were offered only to qualified institutional buyers and buyers outside the United States in accordance with Rule 144A and Regulation S, respectively, under the Securities Act of 1933. The 2010-1 Notes will mature on August 1, 2018 and bear interest at the rate of 9.75% per annum, payable semi-annually in arrears on February 1 and August 1, commencing on February 1, 2011 to holders of record on the immediately preceding January 15 and July 15.
     The Company may redeem all or a portion of the 2010-1 Notes at any time on or after August 1, 2014 at a premium decreasing ratably to zero, plus accrued and unpaid interest. In addition, prior to August 1, 2013 the Company may redeem up to 35% of the aggregate principal amount of the 2010-1 Notes with the net cash proceeds of certain equity offerings at a redemption price equal to 109.75%, plus accrued and unpaid interest. If the Company undergoes a change of control, it must offer to repurchase the 2010-1 Notes at 101% of the principal amount, plus accrued and unpaid interest. The 2010-1 Notes are the Company’s unsecured senior obligations and rank equally in right of payment with all of the Company’s existing and future senior debt and rank senior in right of payment to all of the Company’s existing and future subordinated debt. The Senior Notes due 2018 are effectively junior in right of payment to all of the Company’s existing and future secured debt to the extent of the assets securing such debt, and to any existing and future liabilities of the Company’s subsidiaries. The 2010-1 Notes are not guaranteed by any of the Company’s subsidiaries or any third party.
     We used a portion of the net proceeds from the 2010-1 Notes to repay all of the outstanding indebtedness under our Term Financing No. 2 and our A330 SLB Facility and for general corporate purposes, including the purchase of aviation assets.
     On September 24, 2010, the 2010-1 Notes were registered by the Company with the U.S. Securities Exchange Commission and in October 2010 we completed the exchange of all outstanding unregistered 2010-1 Notes. The registered notes have terms that are substantially identical to the privately placed notes.
  2010 Revolving Credit Facility
     On September 28, 2010, the Company entered into a three-year $50.0 million senior unsecured revolving credit facility with a group of banks, which we refer to as the “2010 Revolving Credit Facility”. The 2010 Revolving Credit Facility provides loans in amounts up to $50.0 million for working capital and other general corporate purposes. We have not drawn on the 2010 Revolving Credit Facility.
Contractual Obligations
     Our contractual obligations consist of principal and interest payments on variable rate liabilities, interest payments on interest rate derivatives, purchase obligations under the Airbus A330 Agreement, other aircraft acquisition agreements and rent payments pursuant to our office leases. Total contractual obligations increased from $3.69 billion at December 31, 2009 to approximately $4.06 billion at September 30, 2010 due primarily to:
•	An increase in borrowings under our 2010-1 Notes and under our A330 PDP Facility.

These increases were partially offset by:

•	principal and interest payments made under our securitizations and term financings, including the prepayment of Term Financing No. 2 and the A330 SLB facility; and

•	lower variable interest rates and payments made under our purchase obligations.

     The following table presents our actual contractual obligations and their payment due dates as of September 30, 2010.

	Payments Due By Period as of September 30, 2010
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
		(Dollars in thousands)
Principal payments:
2010-1 Notes(1)	$300,000	$—	$—	$—	$300,000
Securitization No. 1(2)	420,444	43,261	177,354	189,648	10,181
Securitization No. 2(3)	1,012,961	42,964	262,194	354,367	353,436
Term Financing No. 1(4)	666,120	61,657	109,168	495,295	—
ECA Term Financings(5)	201,585	14,608	30,918	33,358	122,701
A330 PDP Facility(6)	82,778	82,778	—	—	—

Total principal payments	2,683,888	245,268	579,634	1,072,668	786,318

Interest payments:
Interest payments on debt obligations(7)	361,733	59,515	107,528	89,994	104,696
Interest payments on interest rate derivatives(8)	266,831	94,075	111,163	54,404	7,189

Total interest payments	628,564	153,590	218,691	144,398	111,885

Office leases(9)	3,160	1,115	1,537	370	138
Purchase obligations	746,271	627,225	119,046	—	—

Total	$4,061,883	$1,027,198	$918,908	$1,217,436	$898,341

(1)	Includes scheduled balloon payment on August 1, 2018.

(2)	Includes principal payments based on amortization schedules through October 2015 that require the securitization cash flows be applied to the outstanding principal balance of the indebtedness so that the loan to assumed aircraft values are held constant through June 2011, after which all excess cash flow is required to reduce the principal balances of the indebtedness.

(3)	Includes principal payments based on amortization schedules through February 2018 that require the securitization cash flows be applied to the outstanding principal balance of the indebtedness so that the loan to assumed aircraft values are held constant through June 2012, after which all excess cash flow is required to reduce the principal balances of the indebtedness. The 1-3 years commitments include repayments of $7.3 million related to contracted sales for one aircraft in 2011.

(4)	Includes scheduled principal payments through May 2013, after which all excess cash flow is required to reduce the principal balances of the indebtedness until maturity in May 2015.

(5)	Includes scheduled principal payments based upon fixed rate, 12 year, fully amortizing loans.

(6)	Includes principal payments based upon the scheduled delivery of aircraft. The final maturity date is the earlier of the delivery date or nine months after the scheduled delivery date.

(7)	Future interest payments on variable rate, LIBOR-based debt obligations are estimated using the interest rate in effect at September 30, 2010.

(8)	Future interest payments on derivative financial instruments are estimated using the spread between the floating interest rates and the fixed interest rates in effect at September 30, 2010.

(9)	Represents contractual payment obligations for our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.
Capital Expenditures
     We make capital expenditures from time to time in connection with improvements made to our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the nine months ended September 30, 2009 and 2010, we incurred a total of $43.2 million and $34.2 million, respectively, of capital expenditures (including lease incentives) related to the acquisition and improvement of aircraft.

     As of September 30, 2010, the weighted average age (by net book value) of our aircraft was approximately 11.2 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Under our leases, the lessee is primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement. At September 30, 2010, we had a $299.5 million maintenance payment liability on our balance sheet. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.
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
Off-Balance Sheet Arrangements
     We did not have any off-balance sheet arrangements as of September 30, 2010.
Foreign Currency Risk and Foreign Operations
     At September 30, 2010, all of our leases are payable to us in U.S. dollars. However, we incur Euro and Singapore dollar-denominated expenses in connection with our subsidiary in Ireland and branch office in Singapore. As of September 30, 2010, 12 of our 76 employees were based in Ireland and four employees were based in Singapore. For the nine months ended September 30, 2010, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated approximately $5.7 million in U.S. dollar equivalents and represented approximately 16.8% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, it is likely that our international operations and our exposure to foreign currency risk will increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases we may enter into hedging transactions in the future to mitigate this risk. For the nine months ended September 30, 2009 and 2010, we incurred insignificant net gains and losses on foreign currency transactions.
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

We held the following interest rate derivatives as of September 30, 2010:

	Liability Derivatives
				Future
	Current			Maximum
	Notional	Effective	Maturity	Notional	Floating	Fixed
Hedged Item	Amount	Date	Date	Amount	Rate	Rate	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Interest rate derivatives designated as cash flow hedges :
Securitization No. 1	$433,368	Jun-06	Jun-16	$433,368	1M LIBOR + 0.27%	5.78%	Fair value of derivative liabilities	$71,852
Securitization No. 2	1,004,723	Jun-07	Jun-12	1,004,723	1M LIBOR	5.25% to 5.36%	Fair value of derivative liabilities	78,797
Term Financing No. 1(1)	604,773	Jun-08	May-13	604,773	1M LIBOR	4.04%	Fair value of derivative liabilities	44,824
Term Financing No. 1(1)	—	May-13	May-15	464,181	1M LIBOR	5.31%	Fair value of derivative liabilities	21,616

Total interest rate derivatives	$2,042,864			$2,507,045				$217,089

(1)	The interest payments related to Term Financing No. 1 are being hedged by two consecutive interest rate derivatives. When the first matures in May 2013, the next becomes effective.
     Our interest rate derivatives involve counterparty credit risk. As of September 30, 2010, our interest rate derivatives are held with the following counterparties: JP Morgan Chase Bank NA, Citibank Canada NA and HSH Nordbank AG. All of our counterparties or guarantors of these counterparties are considered investment grade (senior unsecured ratings of A3 or above) by Moody’s Investors Service. All are also considered investment grade (long-term foreign issuer ratings of A or above) by Standard and Poor’s except HSH Nordbank AG which is not rated. We do not anticipate that any of these counterparties will fail to meet their obligations.
     In addition to the derivative liability above, another component of the fair value of our interest rate derivatives is accrued interest. As of September 30, 2010, accrued interest payable included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheet was $5.6 million related to interest rate derivatives designated as cash flow hedges.
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
     Prior to the securitizations and term debt financings, our interest rate derivatives typically required us to post cash collateral to the counterparty when the value of the interest rate derivative exceeded a defined threshold. When the interest rate derivatives were terminated and became part of a larger aircraft portfolio financing, there were no cash collateral posting requirements associated with the new interest rate derivative. As of September 30, 2010, we did not have any cash collateral pledged under our interest rate derivatives, nor do we have any existing agreements that require cash collateral postings.
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
     The following table summarizes the deferred (gains) and losses and related amortization into interest expense for our terminated interest rate derivative contracts for the nine months ended September 30, 2009 and 2010:

								Amount of Deferred
								(Gain) or Loss
								Amortized (including		Amount of
							Unamortized	Accelerated		Deferred
							Deferred	Amortization) into		(Gain) or Loss
	Original					Deferred	(Gain) or Loss	Interest Expense for		Expected to be
	Maximum			Fixed		(Gain) or	at	the Nine Months Ended		Amortized
	Notional	Effective	Maturity	Rate	Termination	Loss Upon	September 30,	September 30,		over the Next
Hedged Item	Amount	Date	Date	%	Date	Termination	2010	2009	2010	Twelve Months
	(Dollars in Thousands)
Securitization No. 1	$400,000	Dec-05	Aug-10	4.61	Jun-06	$(13,397)	$—	$(2,321)	$(1,847)	$—

Securitization No. 1	200,000	Dec-05	Dec-10	5.03	Jun-06	(2,541)	(106)	(369)	(191)	(106)

Securitization No. 2	500,000	Mar-06	Mar-11	5.07	Jun-07	(2,687)	(287)	(535)	(511)	(287)

Securitization No. 2	200,000	Jan-07	Aug-12	5.06	Jun-07	(1,850)	(609)	(277)	(264)	(337)

Securitization No. 2	410,000	Feb-07	Apr-17	5.14	Jun-07	(3,119)	(1,743)	(302)	(267)	(345)

Term Financing No. 1	150,000	Jul-07	Dec-17	5.14	Mar-08	15,281	9,951	1,554	1,450	1,813

Term Financing No. 1	440,000	Jun-07	Feb-13	4.88	Partial — Mar-08 Full — Jun-08	26,281	11,699	4,529	4,229	5,286

Term Financing No. 1	248,000	Aug-07	May-13	5.33	Jun-08	9,888	4,134	1,681	2,233	1,705

Term Financing No. 2	360,000	Jan-08	Feb-19	5.16	Partial — Jun-08 Full — Oct-08	23,077	10,603	1,991	1,390	1,492

ECA Term Financing for New A330 Aircraft	238,000	Jan-11	Apr-16	5.23	Dec-08	19,430	18,432	940	13	1,781

ECA Term Financing for New A330 Aircraft	231,000	Apr-10	Oct-15	5.17	Partial — Jun-08 Full — Dec-08	15,310	12,260	1,291	177	2,319

ECA Term Financing for New A330 Aircraft	203,000	Jun-07	Jan-12	4.89	Dec-08	2,728 (1)	—	1,465	—	—

ECA Term Financing for New A330 Aircraft	238,000	Jul-11	Sep-16	5.27	Dec-08	17,254	15,969	1,285	—	—

Total						$105,655	$80,303	$10,932	$6,412	$13,321

(1)	The deferred loss for this swap is related to the period prior to de-designation.
     The amount of loss expected to be reclassified from accumulated other comprehensive income, or OCI, into interest expense over the next 12 months consists of net interest settlements on active interest rate derivatives disclosed above, in the amount of $91.6 million and the amortization of deferred net losses in the amount of $13.3 million. Over the next twelve months, we expect the amortization of deferred net losses to increase as certain gains on Securitizations No. 1 and No. 2 fully amortize in the amount of $0.4 million and the losses on the forward starting A330 swaps in the amount of $4.1 million begin to amortize as we take delivery of these aircraft. For the nine months ended September 30, 2010, the amount of loss reclassified from OCI into interest expense consisted of net interest settlements on active interest rate derivatives in the amount of $73.4 million, and the amortization of deferred net losses (including accelerated amortization) in the amount of $6.4 million as disclosed below.
     The weighted average interest pay rates of these derivatives at December 31, 2009 and September 30, 2010 were 4.91% and 5.00%, respectively.

     The following table summarizes amounts charged directly to the consolidated statement of income for the three and nine months ended September 30, 2009 and 2010, respectively, related to our interest rate derivatives:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
		(Dollars in thousands)
Interest Expense:
Hedge ineffectiveness (gains) losses	$457	$764	$(116)	$2,533

Amortization:
Accelerated amortization of deferred losses	1,176	313	4,880	766
Amortization of deferred losses	1,960	2,025	6,052	5,646

Total Amortization	3,136	2,338	10,932	6,412

Total charged to interest expense	$3,593	$3,102	$10,816	$8,945

Other Income (Expense):
Mark to market gains (losses) on undesignated interest rate derivatives	$(608)	$(444)	$556	$(990)

Total charged to other income (expense)	$(608)	$(444)	$556	$(990)

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
     The table below shows the reconciliation of net income to EBITDA for the three and nine months ended September 30, 2009 and 2010, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
		(Dollars in thousands)
Net income	$33,458	$8,569	$79,500	$45,587
Depreciation	53,130	55,703	156,379	164,272
Amortization of net lease discounts and lease incentives	3,992	4,203	7,919	13,957
Interest, net	43,032	47,453	127,925	128,578
Income tax provision	1,423	153	5,388	4,003

EBITDA	$135,035	$116,081	$377,111	$356,397

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
     The table below shows the reconciliation of net income to ANI and ANIDA for the three and nine months ended September 30, 2009 and 2010, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
		(Dollars in thousands)
Net income	$33,458	$8,569	$79,500	$45,587
Ineffective portion and termination of cash flow hedges(1)	1,633	1,077	4,764	3,299
Mark to market of interest rate derivative contracts(2)	608	444	(556)	990
Write-off of deferred financing fees	—	2,471	—	2,471
(Gain) loss on sale of aircraft(2)	(162)	—	(162)	1,291
Loss on sale of debt investments(2)	131	—	131	—

Adjusted net income	35,668	12,561	83,677	53,638
Depreciation	53,130	55,703	156,379	164,272
Amortization of net lease discounts and lease incentives	3,992	4,203	7,919	13,957

Adjusted net income plus depreciation and amortization	$92,790	$72,467	$247,975	$231,867

(1)	Included in Interest, net.

(2)	Included in Other income (expense).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Weighted-average shares:
Common shares outstanding	78,012,914	78,536,704	77,977,089	78,470,237
Restricted common shares	1,352,974	1,048,237	1,309,244	1,137,163

Total weighted-average shares	79,365,888	79,584,941	79,286,333	79,607,400

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Percentage of weighted-average shares:
Common shares outstanding	98.30%	98.68%	98.35%	98.57%
Restricted common shares(a)	1.70%	1.32%	1.65%	1.43%

Total	100.00%	100.00%	100.00%	100.00%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Weighted-average common shares outstanding — Basic and Diluted(b)	78,012,914	78,536,704	77,977,089	78,470,237

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
	(Dollars in thousands, except per share amounts)
Adjusted net income allocation:
Adjusted net income	$35,668	$12,561	$83,677	$53,638
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(608)	(165)	(1,382)	(766)

Adjusted net income allocable to common shares — Basic and Diluted	$35,060	$12,396	$82,295	$52,872

Adjusted net income per common share — Basic	$0.45	$0.16	$1.06	$0.67

Adjusted net income per common share — Diluted	$0.45	$0.16	$1.06	$0.67

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
	(Dollars in thousands, except per share amounts)
Adjusted net income plus depreciation and amortization allocation:
Adjusted net income plus depreciation and amortization	$92,790	$72,467	$247,975	$231,867
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(1,582)	(954)	(4,095)	(3,312)

Adjusted net income plus depreciation and amortization allocable to common shares — Basic and Diluted	$91,208	$71,513	$243,880	$228,555

Adjusted net income plus depreciation and amortization per common share — Basic	$1.17	$0.91	$3.13	$2.91

Adjusted net income plus depreciation and amortization per common share — Diluted	$1.17	$0.91	$3.13	$2.91

(a)	For the three months ended September 30, 2009 and 2010, distributed and undistributed earnings to restricted shares is 1.70% and 1.32%, respectively, of net income. For the nine months ended September 30, 2009 and 2010, distributed and undistributed earnings to restricted shares is 1.65% and 1.43%, respectively, of net income. The amount of restricted share forfeitures for all periods presented is immaterial to the allocation of distributed and undistributed earnings.

(b)	For the three and nine months ended September 30, 2009 and 2010, we have no dilutive shares.
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
     A hypothetical 100-basis point increase/decrease in our variable interest rates would increase/decrease the minimum contracted rentals on our portfolio as of September 30, 2010 by $0.7 million and $0.3 million, respectively, over the next twelve months. As of September 30, 2010, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $1.2 million and $0.5 million, respectively, net of amounts received from our interest rate derivatives, over the next twelve months.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
     The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO, and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2010. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.
Changes in Internal Control over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION

Item 1.	Legal Proceedings
     The Company is not a party to any material legal or adverse regulatory proceedings.

Item 1A.	Risk Factors
     There have been no material changes to the disclosure related to the risk factors described in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit
3.1	Memorandum of Association†

3.2	Bye-laws†

4.1	Specimen Share Certificate†

4.2	Amended and Restated Shareholders Agreement among Aircastle Limited and Fortress Investment Fund III LP, Fortress Investment Fund III (Fund B) LP, Fortress Investment Fund III (Fund C) LP, Fortress Investment Fund III (Fund D) L.P., Fortress Investment Fund III (Fund E) LP, Fortress Investment Fund III (Coinvestment Fund A) LP, Fortress Investment Fund III (Coinvestment Fund B) LP, Fortress Investment Fund III (Coinvestment Fund C) LP, Fortress Investment Fund III (Coinvestment Fund D) L.P., Drawbridge Special Opportunities Fund LP, Drawbridge Special Opportunities Fund Ltd. and Drawbridge Global Macro Master Fund Ltd.†

4.3	Indenture, dated as of July 30, 2010, by and among Aircastle Limited and Wells Fargo Bank, National Association, as trustee. **

10.1	Letter Agreement, dated July 13, 2010, between Aircastle Advisor LLC and Ron Wainshal. *, #

10.2	Registration Rights Agreement, dated as of July 30, 2010, by and among Aircastle Limited and Citigroup Global Markets Inc., as representative of the several Initial Purchasers named therein. **

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 Δ

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 Δ

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Δ

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Δ

99.1	Owned Aircraft Portfolio at September 30, 2010 Δ

†	Incorporated by reference to the Company’s registration statement on Form S-1, filed with the SEC on June 2, 2006, as amended on July 10, 2006, July 25, 2006 and August 2, 2006.

#	Management contract or compensatory plan or arrangement.

Δ	Filed herewith.

*	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on July 15, 2010.

**	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on August 4, 2010.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 5, 2010

AIRCASTLE LIMITED (Registrant)
By:	/s/ Aaron Dahlke
Aaron Dahlke
Chief Accounting Officer and Authorized Officer