Form 10-K
period 2010-12-31
Aircastle LTD
filed 2011-03-10
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2010
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The aggregate market value of the Registrant’s Common Shares based upon the closing price on the New York Stock Exchange on June 30, 2010 (the last business day of registrant’s most recently completed second fiscal quarter), beneficially owned by non-affiliates of the Registrant was approximately $399.1 million. For purposes of the foregoing calculation, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and executive officers and shareholders owning 10% or more of the outstanding common shares of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

As of February 28, 2011, there were 79,837,792 outstanding shares of the registrant’s common shares, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Documents of Which Portions	Parts of Form 10-K into Which Portion
Are Incorporated by Reference	Of Documents Are Incorporated

Proxy Statement for Aircastle Limited	Part III
2011 Annual General Meeting of Shareholders	(Items 10, 11, 12, 13 and 14)

		Page

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	37
Item 2.	Properties	37
Item 3.	Legal Proceedings	37
Item 4.	Reserved	37

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	39
Item 6.	Selected Financial Data	41
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	44
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	86
Item 8.	Financial Statements and Supplementary Data	87
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	87
Item 9A.	Controls and Procedures	87
Item 9B.	Other Information	90

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	91
Item 11.	Executive Compensation	91
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	91
Item 13.	Certain Relationships and Related Transactions, and Director Independence	91
Item 14.	Principal Accounting Fees and Services	92

PART IV
Item 15.	Exhibits and Financial Statement Schedules	E-1
SIGNATURES		S-1
EX-10.5
EX-10.40
EX-12.1
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1

SAFE HARBOR STATEMENT UNDER THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain items in this Annual Report on Form 10-K (this “report”), and other information we provide from time to time, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not necessarily limited to, statements relating to our ability to acquire, sell, lease or finance aircraft, raise capital, pay dividends, and increase revenues, earnings, EBITDA, Adjusted Net Income and Adjusted Net Income plus Depreciation and Amortization and the global aviation industry and aircraft leasing sector. Words such as “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “may,” “will,” “would,” “could,” “should,” “seeks,” “estimates” and variations on these words and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements; Aircastle Limited can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any forward-looking statements contained in this report. Factors that could have a material adverse effect on our operations and future prospects or that could cause actual results to differ materially from Aircastle Limited’s expectations include, but are not limited to, significant capital markets disruption and volatility, which may adversely affect our continued ability to obtain additional capital to finance our working capital needs; volatility in the value of our aircraft or in appraisals thereof, which may, among other things, result in increased principal payments under our term financings and reduce our cash flow available for investment or dividends; general economic conditions and business conditions affecting demand for aircraft and lease rates; our continued ability to obtain favorable tax treatment in Bermuda, Ireland and other jurisdictions; our ability to pay dividends; high or volatile fuel prices, lack of access to capital, reduced load factors and/or reduced yields, operational disruptions or unavailability of capital caused by political unrest in North Africa, the Middle East or elsewhere, and other factors affecting the creditworthiness of our airline customers and their ability to continue to perform their obligations under our leases; termination payments on our interest rate hedges; and other risks detailed from time to time in Aircastle Limited’s filings with the Securities and Exchange Commission, or the SEC, including as described in Item 1A. “Risk Factors”, and elsewhere in this report. In addition, new risks and uncertainties emerge from time to time, and it is not possible for Aircastle to predict or assess the impact of every factor that may cause its actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this report. Aircastle Limited expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

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

Statements and information concerning our status as a Passive Foreign Investment Company (“PFIC”) for U.S. taxpayers are also available free of charge through our website under “Investors — SEC Filings”.

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

We are a global company that acquires, leases, and sells high-utility commercial jet aircraft to passenger and cargo airlines throughout the world. High-utility aircraft are generally modern, operationally efficient jets with a large operator base and long useful lives. As of December 31, 2010, our aircraft portfolio consisted of 136 aircraft that were leased to 64 lessees located in 36 countries, and managed through our offices in the United States, Ireland and Singapore. Typically, our aircraft are subject to net operating leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs, although in a majority of cases, we are obligated to pay a portion of specified maintenance or modification costs. From time to time, we also make investments in other aviation assets, including debt investments secured by commercial jet aircraft. Our revenues and income from continuing operations for the year ended December 31, 2010 were $527.7 million and $65.8 million, respectively, and for the fourth quarter of 2010 were $134.7 million and $20.2 million, respectively.

The commercial air travel and air freight markets have been long-term growth sectors, broadly correlated with world economic activity and growing at a rate of one to two times global GDP growth. This growth in air travel and air cargo activity has driven a continuous increase in the world aircraft fleet. The worldwide mainline commercial fleet (passenger aircraft with 100 seats or more and freighters) is expected to continue to grow at an average annual rate, net of retirements, of approximately 3.5% to 4.0%.

More recently, there has been a growing trend for aircraft operators to source aircraft through operating leasing, rather than acquisition and ownership of the asset. Currently over 30% of the world fleet is owned by operating lessors and leased to airlines and cargo companies.

However, within the long term growth trend the aviation markets have been, and are expected to remain, subject to cyclicality of demand. This cyclicality, which typically cycles over 7 to 10 years between peaks, leads to volatility in demand for aircraft. The industry is also susceptible to external shocks, such as regional conflicts, wars and terrorist attacks, and to more localized event risk, such as the political unrest, and the disruption caused by severe weather events and other natural phenomena.

The sector is now emerging from the most recent cyclical low point in demand with strong growth in both passenger and cargo markets in 2010, with some regional variations. Overall global passenger and air cargo traffic levels are now above pre-recession levels and recent load factors are very high by historical standards. The International Air Transport Association recently announced that in 2010 scheduled international passenger and cargo traffic demand increased by 8.2% and 20.6%, respectively, compared to 2009.

We are encouraged by these trends and believe that passenger and cargo traffic will likely increase further as the global economic recovery continues, and that demand for high-utility aircraft will strengthen as a result. However, there are significant regional variations and airlines operating primarily in areas with slower economic growth, such as Europe, or with political instability, such as North Africa and the Middle East, may see more modest growth. Nonetheless, for the long-term basis, we believe the market will be driven, to a large extent, by expansion of emerging market economies and rising levels of per capita air travel in those markets.

Capital availability improved considerably over the past year, particularly in the US debt capital markets and for transactions involving new aircraft; however, financing for used aircraft remains much more limited. In particular, many banks that had been traditional aviation market lenders scaled back or withdrew entirely from the sector during the recent downturn and have been slow to return, particularly for transactions that are not secured by relatively new collateral. The availability of securitization market financing is also far more limited for used aircraft. We believe the scarcity of capital for certain investments at a time when the air transport market is poised for significant expansion will generate attractive new investment and trading opportunities upon which we are well placed to capitalize.

We intend to pay quarterly dividends to our shareholders; however, our ability to pay quarterly dividends will depend upon many factors, including those described in Item 1A. “Risk Factors”, and elsewhere in this report. The table below is a summary of our quarterly dividend history for the years ended December 31, 2008, 2009 and 2010, respectively. These dividends may not be indicative of the amount of any future dividends.

	Dividend	Aggregate
	per Common	Dividend
Declaration Date	Share	Amount	Record Date	Payment Date
		(Dollars in thousands)

December 11, 2007	$0.70	$55,004	December 31, 2007	January 15, 2008
March 24, 2008	$0.25	19,640	March 31, 2008	April 15, 2008
June 11, 2008	$0.25	19,647	June 30, 2008	July 15, 2008
September 11, 2008	$0.25	19,655	September 30, 2008	October 15, 2008
December 22, 2008	$0.10	7,862	December 31, 2008	January 15, 2009
March 13, 2009	$0.10	7,923	March 31, 2009	April 15, 2009
June 10, 2009	$0.10	7,923	June 30, 2009	July 15, 2009
September 10, 2009	$0.10	7,924	September 30, 2009	October 15, 2009
December 14, 2009	$0.10	7,955	December 31, 2009	January 15, 2010
March 12, 2010	$0.10	7,951	March 31, 2010	April 15, 2010
May 25, 2010	$0.10	7,947	June 30, 2010	July 15, 2010
September 21, 2010	$0.10	7,947	September 30, 2010	October 15, 2010
December 6, 2010	$0.10	7,964	December 31, 2010	January 14, 2011

Competitive Strengths

We believe that the following competitive strengths will allow us to capitalize on future growth opportunities in the global aviation industry:

•	Diversified portfolio of high-utility aircraft. We have a portfolio of high-utility aircraft that is diversified with respect to geographic markets, lessees, end markets (i.e., passenger and freight), lease maturities and aircraft type. As of December 31, 2010, our aircraft portfolio consisted of 136 aircraft comprising a variety of passenger and freighter aircraft types that were leased to 64 lessees located in 36 countries, and had lease maturities ranging from 2011 to 2022. Our lease expirations are well dispersed, with a weighted average remaining lease term of 4.7 years for aircraft we owned at December 31, 2010. Over the next two years, approximately 21% of our fleet, weighted by net book value has scheduled lease expirations, after taking into account lease and sales commitments. While we seek to place our aircraft on lease to operators and on terms that provide an acceptable risk profile and the best available returns, many airlines are in a weak financial condition and suffer from liquidity problems. Accordingly, we believe that our focus on portfolio diversification reduces the risks associated with individual lessee defaults and adverse geopolitical or economic issues, and results in generally predictable cash flows.

•	Experienced management team with significant expertise. Our management team has significant experience in the acquisition, leasing, financing, technical management, restructuring/repossession and sale of aviation assets. This experience enables us to access a wide array of placement opportunities throughout the world and also evaluate a broad range of potential investments and sales opportunities in the global aviation industry. With extensive industry contacts and relationships worldwide, we believe our management team is highly qualified to manage and grow our aircraft portfolio and to address our long-term capital needs. In addition, our senior management personnel have extensive experience managing lease restructuring and aircraft repossessions, which we believe is critical to mitigate our customer default exposure.

•	Existing fleet financed on a long-term basis. Our aircraft are currently financed under secured and unsecured debt financings with the earliest maturity date being in 2015, thereby limiting our near-term financial markets exposure on our owned aircraft portfolio.

•	Capital Markets Access. Aircastle is a publicly listed company trading on the New York Stock Exchange. We have a $1 billion shelf registration statement on Form S-3 in effect and, through this, would expect to have relatively efficient and quick access to additional equity or debt capital. During 2010, the Company secured corporate credit ratings from Standard & Poors and Moody’s Investors Services and completed a $300 million unsecured bond offering in August. In addition to demonstrating access to the export credit agency-backed, commercial bank and securitization markets for secured debt, we believe establishing access to the unsecured bond market is a competitive differentiation which allows us to pursue a more flexible and opportunistic investment strategy.

•	Disciplined acquisition approach and broad sourcing network. We evaluate the risk and return of any potential acquisition first as a discrete investment and then from a portfolio management perspective. To evaluate potential acquisitions, we employ a rigorous due diligence process focused on: (i) cash flow generation with careful consideration of macro trends, industry cyclicality and product life cycles; (ii) aircraft specifications and maintenance condition; (iii) when applicable, lessee credit worthiness and the local jurisdiction’s rules for enforcing a lessor’s rights; and (iv) other legal and tax implications. We source our acquisitions through well-established relationships with airlines, other aircraft lessors, financial institutions and other aircraft owners. Since our formation in 2004, we have built our aircraft portfolio through 67 transactions with more than 54 counterparties.

•	Global and scalable business platform. We operate through offices in the United States, Ireland and Singapore, using a modern asset management system designed specifically for aircraft operating lessors and capable of handling a significantly larger aircraft portfolio. We believe that our facilities, systems and personnel currently in place are capable of supporting an increase in our revenue base and asset base without a proportional increase in overhead costs.

Business Strategy

Although current market conditions have improved compared to the conditions prevailing in 2008 and 2009, the availability of equity and debt capital remains limited. However, we plan to grow our business and profits over the long term by continuing to employ our fundamental business strategy:

•	Selectively investing in additional commercial jet aircraft and other aviation assets when attractively priced opportunities and cost effective financing are available. We believe the large and growing aircraft market will continue to provide significant acquisition opportunities over the long term and that the recent improvements in economic conditions, coupled with the continued

lack of traditional aviation bank debt lending for mid-age, current technology aircraft, will offer attractive near term investment opportunities. We regularly evaluate potential aircraft acquisitions and expect to continue our investment program through additional passenger and cargo aircraft purchases when attractively priced opportunities and cost effective financing are available.

•	Maintaining an efficient capital structure by using various long-term financing structures to obtain cost effective financing and leveraging the efficient operating platform and strong operating track record we have established. We have financed our aircraft acquisitions using various long-term debt structures obtained through several different markets to obtain cost effective financing. We expect capital to continue to be available in the short-term and going forward, thus allowing us to acquire additional aircraft and other aviation assets to optimize the return on our investments and to grow our business and profits. We will also seek opportunities to increase our profits by leveraging the efficient operating platform we have established.

•	Reinvesting a portion of the cash flows generated by our business in additional aviation assets and/or our own debt and equity securities. Aircraft have a finite useful life and through a strategy of reinvesting a portion of our cash flows from operations and asset sales in our business, we will generally seek to maintain and grow our asset and earnings base.

•	Selling assets when attractive opportunities arise and for portfolio management purposes. We pursue asset sales as opportunities over the course of the business cycle with the aim of realizing profits and reinvesting proceeds where more accretive investments are available. We also use asset sales for portfolio management purposes such as reducing lessee specific concentrations and lowering residual value exposures to certain aircraft types.

We also believe our team’s capabilities in the global aircraft leasing market place us in a favorable position to explore new income-generating activities as capital becomes available for such activities. We intend to continue to focus our efforts on investment opportunities in areas where we believe we have competitive advantages and on transactions that offer attractive risk/return profiles after taking into consideration available financing options. In any case, there can be no assurance that we will be able to access capital on a cost-effective basis, and a failure to do so could have a material adverse effect on our business, financial condition or results of operations.

Acquisitions and Disposals

We originate acquisitions and disposals through well-established relationships with airlines, other aircraft lessors, financial institutions and brokers, as well as other sources. We believe that sourcing such transactions both globally and through multiple channels provides for a broad and relatively consistent set of opportunities.

Our objective is to develop and maintain a diverse and stable operating lease portfolio; however, we review our operating lease portfolio periodically to sell aircraft opportunistically and to manage our portfolio diversification. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions and Disposals.”

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

Potential investments and disposals are evaluated by teams comprised of marketing, technical, credit, financial and legal professionals. These teams consider a variety of aspects before we commit to purchase or sell an aircraft, including its price, specification/configuration, age, condition and maintenance history, operating efficiency, lease terms, financial condition and liquidity of the lessee, jurisdiction, industry trends and future redeployment potential and values, among other factors. We believe that utilizing a cross-functional team of experts to consider the investment parameters noted above will help us assess more completely the overall risk and return profile of potential acquisitions and will help us move forward expeditiously on letters of intent and acquisition documentation. Our letters of intent are typically non-binding prior to internal approval, and upon internal approval are binding subject to the fulfillment of customary closing conditions.

Finance

We intend to fund new investments through cash on hand and potentially through medium to longer-term financings on a secured or unsecured basis. We may repay all or a portion of such borrowings from time to time with the net proceeds from subsequent long-term debt financings, additional equity offerings or cash generated from operations. Therefore, our ability to execute our business strategy, particularly the acquisition of additional commercial jet aircraft or other aviation assets, depends to a significant degree on our ability to obtain additional debt and equity capital on terms we deem attractive.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Secured Debt Financings and — Unsecured Debt Financings.”

Segments

We operate in a single segment.

Aircraft Leases

Typically, we lease our aircraft on an operating lease basis. Under an operating lease, we retain the benefit, and bear the risk, of re-leasing and of the residual value of the aircraft upon expiration or early termination of the lease. Operating leasing can be an attractive alternative to ownership for airlines because leasing (i) increases fleet flexibility, (ii) requires a lower capital commitment for the airline, and (iii) significantly reduces aircraft residual value risk for the airline. Under our leases, the lessees agree to lease the aircraft for a fixed term, although certain of our operating leases allow the lessee the option to extend the lease for an additional term or terminate the lease prior to its expiration. As a percentage of lease rental revenue for the year ended December 31, 2010, our three largest customers, Martinair (including its affiliates, KLM, Transavia and Transavia France), U.S. Airways, Inc., and Emirates, accounted for 11%, 8% and 5%, respectively.

The scheduled maturities of our aircraft leases by aircraft type grouping currently are as follows, taking into account lease placement and renewal commitments:

													Off-
	2011(1)	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	Lease(2)	Total

A319/A320/A321	—	4	3	3	6	9	—	—	—	—	—	—	5	30
A330-200/200F/300	1	6	—	2	—	1	4	1	—	—	1	2	—	18
737-300/300QC/400/400SF/500	3	3	4	4	3	—	—	—	—	—	—	—	—	17
737-700/800	4	6	9	8	1	1	—	—	—	1	—	—	—	30
747- 400BCF/400ERF/400BDSF/400F	—	—	—	1	—	1	4	6	—	1	—	—	—	13
757-200	2	1	5	1	1	—	—	—	—	—	—	—	—	10
767-200ER/300ER	1	4	4	2	1	—	—	—	—	—	—	—	—	12
Other Aircraft Types	—	—	2	—	—	—	—	1	—	—	—	—	—	3

Total	11	24	27	21	12	12	8	8	—	2	1	2	5	133

(1)	Includes one Boeing Model 757-200 aircraft and one Boeing Model 737-500 aircraft, each of which we have contracted to sell when it is scheduled to come off lease.

(2)	Includes one Airbus Model A319-100 aircraft and four Airbus Model A320-200 aircraft with leases we terminated early in the first quarter of 2011.

2010 Lease Expirations and Lease Placements

•	Scheduled lease expirations — placements. For our 19 aircraft originally having lease expirations in 2010, we executed lease renewals, or commitments to lease or renew, with respect to 17 aircraft,

and we sold two aircraft. For these 19 aircraft, excluding the two we sold, the weighted average lease term for the new leases or renewals was approximately 3.5 years with monthly lease rates that were approximately 30% to 35% percent lower than the previous rentals. The drop in lease rates for these placements reflects more challenging market conditions when these new leases or renewals were executed, as well as a comparatively stronger lease placement environment, on average, when the previous leases were put in place. Given more challenging market conditions, we generally sought shorter lease terms for these placements so as to allow for the opportunity to benefit more quickly from possible market improvements.

•	Aircraft acquisitions — placements. We acquired 11 aircraft in 2010. In the second quarter of 2010, we acquired one used Boeing Model 737-800 aircraft and immediately placed it on lease with a customer. In the second half of 2010, we took delivery of two freighter-configured New A330 Aircraft, and placed them on lease to an affiliate of the HNA Group, the parent company of Hainan Airlines. We acquired three used Airbus Model A330-200 passenger configuration aircraft in the third quarter of 2010 in a sale — leaseback transaction, and in the fourth quarter of 2010 we acquired three Boeing Model 737-800 aircraft which were on lease when we acquired them. We also acquired two Boeing Model 747-400F production freighter aircraft in the fourth quarter of 2010 and placed them on long-term leases.

2011 Lease Expirations and Lease Placements

•	Scheduled lease expirations — placements. We have 11 aircraft with lease expirations scheduled in 2011. We have executed lease renewals, or commitments to lease or renew, with respect to seven of these aircraft and we have signed sale agreements for two aircraft. We are actively remarketing the remaining two aircraft. We also have secured a commitment to lease a Boeing Model 737-800 aircraft we acquired in the fourth quarter of 2010 with a scheduled lease expiration in late 2011. We are also marketing for sale or lease four Airbus Model A320-200 aircraft and one Airbus Model A319-100 aircraft with leases we terminated early in the first quarter of 2011. The seven aircraft we are remarketing for lease in 2011 represent 4% of our net book value of flight equipment held for lease at December 31, 2010.

•	Aircraft acquisitions — placements. We are scheduled to take delivery of seven of the New A330 Aircraft in 2011. We executed a lease agreement for one of the New A330 Aircraft scheduled for delivery in 2011 with an affiliate of the HNA Group, and we executed lease agreements for six of the New A330 Aircraft scheduled for delivery in 2011 with South African Airways (PTY) LTD, or SAA, the first of which was delivered in February 2011 and we immediately placed it on lease with SAA. We currently have no other commitments to acquire aircraft in 2011.

2012-2014 Lease Expirations and Lease Placements

•	Scheduled lease expirations — placements. Taking into account lease and sale commitments, we currently had the following number of aircraft with lease expirations scheduled in the period 2012-2014 representing the percentage of our net book value of flight equipment held for lease at December 31, 2010 specified below:

•	2012: 24 aircraft, representing 16%;

•	2013: 27 aircraft, representing 11%; and

•	2014: 21 aircraft, representing 13%.

•	Aircraft acquisitions — placements. We are scheduled to take delivery of one of the New A330 Aircraft in 2012 and we have executed a lease with an affiliate of Virgin Blue Airlines. We currently have no other commitments to acquire aircraft in the period 2012-2014.

Lease Payments and Security.  Each of our leases requires the lessee to pay periodic rentals during the lease term. As of December 31, 2010, rentals on more than 94% of our leases then in effect, as a percentage of net book value, are fixed and do not vary according to changes in interest rates. For the remaining leases, rentals are payable on a floating interest-rate basis. Most lease rentals are payable either monthly or quarterly in advance, and all lease rentals are payable in U.S. dollars.

Under our leases, the lessee must pay operating expenses accrued or payable during the term of the lease, which would normally include maintenance, overhaul, fuel, crew, landing, airport and navigation charges, certain taxes, licenses, consents and approvals, aircraft registration and insurance premiums. Typically, under an operating lease, the lessee is required to make payments for heavy maintenance, overhaul or replacement of certain high-value components of the aircraft. These maintenance payments are based on hours or cycles of utilization or on calendar time, depending upon the component, and are required to be made monthly in arrears or at the end of the lease term. Our determination of whether to permit a lessee to make maintenance payments at the end of the lease term, rather than requiring such payments to be made monthly, depends on a variety of factors, including the creditworthiness of the lessee, the amount of security deposit which may be provided by the lessee and market conditions at the time. If a lessee is making monthly maintenance payments, we would typically be obligated to use the funds paid by the lessee during the lease term to reimburse the lessee for costs they incur for heavy maintenance, overhaul or replacement of certain high-value components, usually shortly following completion of the relevant work.

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

Other Aviation Assets and Alternative New Business Approaches

As of December 31, 2010, our overall portfolio of assets consists of commercial jet aircraft. We believe the lack of traditional aviation bank debt capacity with respect to financing mid-age, current technology aircraft may present attractive aircraft and debt investment opportunities, including our own securities, although financing for such acquisitions may be limited and more costly than in the past. Additionally, we believe that investment opportunities may arise in such sectors as jet engine and spare parts leasing and financing, aviation facility financings or ownership, and commercial turboprop aircraft and helicopter leasing and financing. In the future, we may make opportunistic investments in these or other sectors or in other aviation related assets and we intend to continue to explore other income-generating activities and investments that leverage our experience and contacts, provided that capital is available to fund such investments on attractive terms. We believe we have a world class leasing servicing platform and may also pursue opportunities to capitalize on these capabilities such as providing aircraft management services for third party aircraft owners.

Competition

The aircraft leasing industry is highly competitive with over 40 significant participants, of which approximately 25 are major operators that are regularly active in the leasing and aircraft trading markets. A number of these participants place speculative orders for new aircraft, to be placed on operating lease upon delivery from the manufacturer in competition with new and used aircraft offered by other lessors.

We face competition from these participants for the acquisition of aircraft from airlines and other aircraft investors, for the placement of aircraft on lease with airlines and for the investors who have an interest in acquiring aircraft assets which we may wish to divest.

The recent global economic recession and the general market liquidity crisis impacted the aircraft trading market causing many large participants to restructure or revisit their investment strategies. Typically, our competition for aircraft acquisitions has come from established aircraft leasing companies such as GE Commercial Aviation Services, BOC Aviation, AerCap Holdings NV, CIT Aerospace, AWAS, Macquarie Aircraft Leasing and Aviation Capital Group. However, we are also seeing increased activity from recent market entrants such as the leasing affiliates of China Development Bank, HNA Group and Industrial and Commercial Bank of China. In addition, several new private equity funded start-ups with significant capital bases, such as Air Lease, Avolon and Jackson Square, have recently have entered the market with a focus on new aircraft. Similarly, AerSale and RPK

Capital are among several new market participants with private equity capital commitments, though these ventures are focusing on older aircraft and part-out oriented investments.

Competition for leasing or re-leasing of aircraft, as well as aircraft sales is based principally upon the availability, type and condition of aircraft, lease rates, prices and other lease terms. Aircraft manufacturers, airlines and other operators, distributors, equipment managers, leasing companies, financial institutions and other parties engaged in leasing, managing, marketing or remarketing aircraft compete with us, although their focus may be on different market segments and aircraft types.

Some of our competitors have, or may obtain, greater financial resources than us and may have a lower cost of capital. However, we believe that we are able to compete favorably in aircraft acquisition, leasing and sales activities due to the reputation and experience of our management, our extensive market contacts and our expertise in sourcing and acquiring aircraft.

Employees

We operate in a capital intensive, rather than a labor intensive, business. As of December 31, 2010, we had 78 employees. None of our employees are covered by a collective bargaining agreement and we believe that we maintain excellent employee relations. We provide certain employee benefits, including retirement, health, life, disability and accident insurance plans.

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

We are also subject to U.S. regulations governing the lease and sale of aircraft to foreign entities. Specifically, the U.S. Department of Commerce (through its Bureau of Industry and Security) and the U.S. Department of the Treasury (through its Office of Foreign Assets Control) impose restrictions on the operation of U.S.-made goods, such as aircraft and engines, in sanctioned countries, and also impose restrictions on the ability of U.S. companies to conduct business with entities in certain countries and with certain individuals. We monitor our aircraft lease and sale transactions to ensure compliance with these restrictions.

Inflation

Inflation affects our lease rentals, asset values and costs, including SG&A expenses and other expenses. Inflation generally would be expected to create upward pressure on lease rentals and asset values and will also increase the price of the airframes and engines we purchase under the Airbus A330 Agreement, although we have agreed with the manufacturers to certain limitations on price escalation in order to reduce our exposure to inflation. Our contractual commitments described elsewhere in this report include estimates we have made concerning the impact of inflation on our acquisition costs under the Airbus A330 Agreement. We do not believe that our financial results have been, or will be, adversely affected by inflation in a material way.

Subsequent Events

The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure since the balance sheet date of December 31, 2010 through the date of this filing, the date on which the consolidated financial statements included in this Form 10-K were issued.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

Risks related to our operations

Volatile financial market conditions may adversely impact our liquidity, our access to capital and our cost of capital.

The global financial markets recently have undergone and may continue to experience significant volatility and disruption. While the capital markets recently have shown signs of improvement, it is not clear whether the lease-backed securitization market and other long-term credit markets will be consistently available in sufficient volume and acceptable terms to satisfy the future financing and refinancing needs of the aviation industry. The sustainability of an economic recovery is uncertain and additional levels of market disruption could have an adverse effect, which may be material, on our ability to access capital, on our cost of capital or on our business, financial condition or results of operations.

Risks affecting the airline industry may adversely affect our customers and have a material adverse impact on our financial results.

We operate as a supplier to airlines and are indirectly impacted by all the risks facing airlines today. The ability of each lessee to perform its obligations under the relevant lease will depend primarily on the lessee’s financial condition and cash flow, which may be affected by factors beyond our control, including:

•	passenger and air cargo demand;

•	competition;

•	passenger fare levels and air cargo rates;

•	availability of financing and other circumstances affecting airline liquidity, including covenants in financings, terms imposed by credit card issuers and collateral posting requirements contained in fuel hedging contracts and the ability of airlines to make or refinance principal payments as they come due;

•	geopolitical and other events, including war, acts or threats of terrorism, outbreaks of epidemic diseases and natural disasters;

•	aircraft accidents;

•	operating costs, including the price and availability of jet fuel, labor costs and insurance costs and coverages;

•	restrictions in labor contracts and labor difficulties;

•	economic conditions, including recession, financial system distress and currency fluctuations in the countries and regions in which the lessee operates or from which the lessee obtains financing;

•	losses on investments, including auction rate securities; and

•	governmental regulation of, or affecting the air transportation business, including noise regulations, emissions regulations, climate change initiatives, and age limitations.

These factors, and others, may lead to defaults by our customers, delay or prevent aircraft deliveries or transitions, result in payment or other restructurings, and increase our costs from repossessions and reduce our revenues due to downtime or lower re-lease rates, which would have an adverse impact on our financial results.

We bear the risk of re-leasing and selling our aircraft in order to meet our debt obligations, finance our growth and operations, pay dividends and, ultimately, realize upon the investment in the aircraft in our portfolio.

We bear the risk of re-leasing and selling or otherwise disposing of our aircraft in order to continue to generate sufficient revenues to meet our debt obligations, to finance our growth and operations, to pay dividends on our common shares and, ultimately, to realize upon our investment in the aircraft in our portfolio. In certain cases we commit to purchase aircraft that are not subject to lease and therefore are subject to lease placement risk for aircraft we are obliged to purchase. Because only a portion of an aircraft’s value is covered by contractual cash flows from an operating lease, we are exposed to the risk that the residual value of the aircraft will not be sufficient to permit us to fully recover or realize a gain on our investment in the aircraft. Further, our ability to re-lease, lease or sell aircraft on favorable terms, or at all, or without significant off-lease time and transition costs is likely to be adversely impacted by risks affecting the airline industry generally.

In addition, if demand for aircraft and market lease rental rates decrease, and if these conditions persist, then the market value for our aircraft would be adversely affected and this might result in impairment charges to us in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standard Codification’s Plant, Property and Equipment Topic, which relates to accounting for the impairment or disposal of long-lived assets. Other factors that may affect our ability to realize upon the investment in our aircraft and that may increase the likelihood of impairment charges, include higher fuel prices which may increase demand for newer, fuel efficient aircraft, additional environmental regulations, customer preferences and other factors that may effectively shorten the useful life of older aircraft. Such impairment charges may adversely impact our financial results.

Our financial reporting for lease revenue may be significantly impacted by a proposed new model for lease accounting.

On August 17, 2010, the International Accounting Standards Board, or IASB, and FASB published for public comment joint proposals to change the financial reporting of lease contracts (“Lease ED”), which we refer to herein as the Proposals.

The Proposals set out a model for lessee accounting under which as lessee would recognize a “right-of-use” asset representing its right to use the underlying asset and a liability representing its obligation to pay lease rentals over the lease term. The Proposals set out two alternative accounting models for lessors, a “performance obligation” approach and a “derecognition approach”. If a lessor retains exposure to significant risks and benefits associated with the underlying asset, then it would apply the performance obligation approach to the lease of the asset. If a lessor does not retain such an exposure, then it would adopt the derecognition approach to the lease of the asset. The Proposals do not contain an effective date for the proposed changes, and it is possible that an alternative approach may be developed; however, if the Proposals are adopted in the current form, the changes could adversely impact our financial results and the market price for our shares.

Our ability to obtain debt financing and our cost of debt financing is, in part, dependent upon our credit ratings and a credit downgrade could adversely impact our financial results.

Our ability to obtain debt financing and our cost of debt financing is dependent, in part, on our credit ratings. A credit rating downgrade may result in higher pricing or less favorable terms under secured financings, including Export Credit Agency backed financings, or may make it more difficult or more costly for us to raise debt financing in the unsecured bond market. Credit rating downgrades may therefore make it more difficult to satisfy our funding requirements or adversely impact our financial results.

We may not be able to obtain long-term debt financing or refinancing on attractive terms, which may limit our ability to satisfy our commitments to acquire additional aircraft and reduce our cash available for operations, investment and distribution to shareholders.

Satisfying our present commitments to acquire aircraft will require additional capital. Financing may not be available to us or may not be available to us on favorable terms. If we are unable to raise additional funds or obtain capital on terms acceptable to us, we may not be able to satisfy funding requirements for our aircraft acquisition commitments, including our commitment to acquire the new Airbus Model A330 aircraft we are contracted to purchase. Further, if additional capital is raised through the issuance of additional equity securities, the interests of our then current common shareholders could be diluted. Newly issued equity securities may have rights, preferences or privileges senior to those of our common shares.

Each of our securitization transactions and our remaining term financing transaction provides excess cash flow to us only during the initial five years after the closing of such transaction. Conditions in the capital markets or bank debt market, or a downgrade in our credit rating, may prevent the issuance of long-term debt financing or make any new issuance of debt financing more costly or otherwise less attractive to us. Accordingly, we may not refinance any such securitizations and term financing prior to the fifth anniversary of closing and we may be obliged to leave these financings in place, in which case we would not receive any excess cash flow from the aircraft financed thereunder.

An increase in our borrowing costs may adversely affect our earnings and cash available for distribution to our shareholders and our interest rate hedging contracts would require us to pay significant termination payments in order to terminate in connection with a refinancing.

Our aircraft are financed under long-term debt financings. As these financings mature, we will be required to either refinance these instruments by entering into new financings, which could result in higher borrowing costs, or repay them by using cash on hand or cash from the sale of our assets.

Our securitizations and term financings are London Interbank Offered Rate, or LIBOR, based floating-rate obligations which we hedged with interest rate swaps into fixed-rate obligations having five-year to ten-year terms. As interest rates declined, the fair value of these interest rate swaps has also declined, and we would incur a significant termination payment if we were to terminate any of these interest rate swaps prior to its scheduled maturity. Because we would likely be obligated to terminate an interest rate swap in order to refinance one of these financings, these interest rate swaps make refinancing our securitizations or our term financings more difficult.

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

On December 6, 2010, our board of directors declared a regular quarterly dividend of $0.10 per common share, or an aggregate of approximately $8.0 million, which was paid on January 14, 2011 to holders of record on December 31, 2010. This dividend may not be indicative of the amount of any future quarterly dividends. Our ability to pay, maintain or increase cash dividends to our shareholders is subject to the discretion of our board of directors and will depend on many factors, including our ability to comply with covenants in our financing documents that limit our ability to pay dividends and make certain other restricted payments to shareholders, the difficulty we may experience in raising and the cost of additional capital and our ability to finance our aircraft acquisition commitments, our ability to re-finance our securitizations and other long-term financings before excess cash flows are no longer made available to us to pay dividends and for other purposes, our ability to negotiate and enforce favorable lease rates and other contractual terms, the level of demand for our aircraft, the economic condition of the commercial aviation industry generally, the financial condition and liquidity of our lessees, unexpected or increased expenses, the level and timing of capital expenditures, principal repayments and other capital needs, the value of our aircraft portfolio, our compliance with loan to value, debt service coverage, interest rate coverage and other financial tests in our financings, maintaining our credit ratings, our results of operations, financial condition and liquidity, general business conditions, restrictions imposed by our securitizations or other financings, legal restrictions on the payment of dividends, including a statutory dividend test and other limitations under Bermuda law, and other factors that our board of directors deems relevant. Some of these factors are beyond our control and a change in any such factor could affect our ability to pay dividends on our common shares. In the future we may not choose to pay dividends or may not be able to pay dividends, maintain our current level of dividends, or increase them over time. Increases in demand for our aircraft and operating lease payments may not occur, and may not increase our actual cash available for dividends to our common shareholders. The failure to maintain or pay dividends may adversely affect our share price.

We are subject to risks related to our indebtedness that may limit our operational flexibility, our ability to compete with our competitors and our ability to pay dividends on our common shares.

General Risks

As of December 31, 2010, our total indebtedness was approximately $2.7 billion, representing approximately 66.9% of our total capitalization. As a result of our substantial amount of indebtedness, we may be unable to generate sufficient cash to pay, when due, the principal of, interest on or other amounts due with respect to our indebtedness, and our substantial amount of indebtedness may adversely affect our cash flow and our ability to operate our business, compete with our competitors and pay dividends to our shareholders.

Our indebtedness subjects us to certain risks, including:

•	a high percentage of our aircraft and aircraft leases serve as collateral for our secured indebtedness and the terms of certain of our indebtedness require us to use proceeds from sales of aircraft, in part, to repay amounts outstanding under such indebtedness;

•	we may be required to dedicate a substantial portion of our cash flows from operations, if available, to debt service payments, thereby reducing the amount of our cash flow available to pay dividends, fund working capital, make capital expenditures and satisfy other needs;

•	our failure to comply with the terms of our indebtedness, including restrictive covenants contained therein, may result in additional interest being due or defaults that could result in the acceleration of the principal, and unpaid interest on, the defaulted debt, as well as the forfeiture of the aircraft pledged as collateral;

•	non-compliance with loan to value ratios, interest coverage or debt service coverage ratios, or other financial tests, would limit or eliminate available cash flows from the assets financed under the relevant financing; and

•	non-compliance with covenants prohibiting certain investments and other restricted payments, including limitations on our ability to pay dividends, repurchase our common shares, raise additional capital or refinance our existing debt, may reduce our operational flexibility and limit our ability to refinance or grow the business.

Risks relating to our long-term financings

The provisions of our securitizations, term financings, ECA term financings and our senior notes require us to comply with one or more of loan to value, debt service coverage, minimum net worth, interest coverage ratios or tests and other covenants. Our compliance with these ratios, tests and covenants depends upon, among other things, the timely receipt of lease payments from our lessees, upon our overall financial performance and/or upon the appraised value of the aircraft securing the relevant financing.

•	Securitizations. During the first five years from the closing of each securitization, excess cash flow is available to us from such securitization for corporate purposes, to make new investments or to pay dividends to our shareholders. However, if debt service coverage ratio requirements are not met on two consecutive monthly payment dates in the fourth and fifth year following the closing date of the applicable securitization and in any month following the fifth anniversary of the closing date (June 2011 for Securitization No. 1 and June 2012 for Securitization No. 1), all excess securitization cash flow is required to be used to reduce the principal balance of the indebtedness of the applicable securitization and will not be available to us for other purposes.

•	Term Financings. Our term financings contain loan to value and debt service coverage tests. Under certain circumstances, if we fail these tests, excess cash flow could be applied to pay down principal. In March 2011, we completed the annual maintenance-adjusted appraisal for the Term Financing No. 1 Portfolio and determined that we expect to be in compliance with the loan to value ratio on the April 2011 payment date.

•	ECA Term Financings. Our ECA term financings contain a $500 million minimum net worth covenant and also contain, among other customary provisions, a material adverse change default and cross-default to other ECA- or EXIM- supported financings or other recourse financings of the Company.

•	Senior Notes. Our senior notes indenture imposes operating and financial restrictions on our activities. These restrictions limit our ability to, or in certain cases prohibit us from, incurring or guaranteeing additional indebtedness, refinancing our existing indebtedness, pay dividends, repurchase our common shares or make other restricted payments, make certain investments or enter into joint ventures.

In addition, under the terms of the securitizations and term financings, certain transactions will require the consent or approval of one or more of the securitization trustees, the rating agencies that rated the applicable portfolio’s certificates, the financial guaranty insurance policy issuer for the applicable securitization or the banks providing the financing, including, as applicable, (i) sales of aircraft (a) in numbers exceeding the applicable limit in any securitization or term financing, or (b) at prices below certain scheduled minimum amounts, or (c) in any calendar year, in amounts in excess of 10% of the portfolio value at the beginning of that year, or if such sales would cause a breach of the agreed concentration limits or cause the number of aircraft financed to fall below agreed levels, (ii) the leasing of aircraft to the extent not in compliance with the lessee and geographic concentration limits, and the other operating covenants, (iii) modifying an aircraft if the cost thereof would exceed certain amounts or (iv) entering into any transaction between us and the applicable securitization entities not already contemplated in the applicable securitization or term financing. Absent the aforementioned consent, which we may not receive, the lessee and geographic concentration limits under the securitization or term financing will require us to re-lease the aircraft to a diverse set of customers, and may place limits on our ability to lease our aircraft to certain customers in certain jurisdictions, even if to do so would provide the best risk returns outcome at that time. In addition, with respect to the securitizations, because the financial guarantee insurance policy issuer is currently experiencing financial distress, it is unclear whether such policy issuer will be in a position to continue to respond to any request for consent to any such proposed transaction which may, with respect to aircraft financed under the securitizations, limit our ability to place aircraft on lease to provide the best returns or to sell aircraft that we believe would be in our best interest to sell.

In addition, the terms of our financings restrict our ability to:

•	create liens on assets;

•	incur or guarantee additional indebtedness;

•	issue disqualified stock or preference shares;

•	sell assets;

•	make certain investments or capital expenditures;

•	pay dividends on or make distributions in respect of our capital stock or make other restricted payments;

•	agree to any restrictions on the ability of restricted subsidiaries to transfer property or make payments to us;

•	guarantee other indebtedness without guaranteeing the senior notes;

•	engage in mergers, amalgamations or consolidations among our subsidiary companies or between a subsidiary company and a third party or otherwise dispose of all or substantially all of our assets;

•	engage in certain transactions with affiliates;

•	incur secured indebtedness;

•	receive payments or excess cash flows from subsidiaries; and

•	enter into joint ventures.

Failure to close the aircraft acquisition commitments could negatively impact our share price and financial results.

At December 31, 2010, we had commitments to acquire a total of 8 aircraft through 2012. If we are unable to obtain the necessary financing and if the various conditions to these commitments are not satisfied, we will be unable to close the purchase of some or all of the aircraft which we have commitments to acquire under the Airbus A330 Agreement. If our aircraft acquisition commitments are not closed for these or other reasons, we will be subject to several risks, including the following:

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

The supply and demand for aircraft is affected by various cyclical and non-cyclical factors that are not under our control, including:

•	passenger and air cargo demand;

•	operating costs, including fuel costs, and general economic conditions affecting our lessees’ operations;

•	geopolitical events, including war, prolonged armed conflict and acts of terrorism;

•	outbreaks of communicable diseases and natural disasters;

•	governmental regulation;

•	interest rates;

•	foreign exchange rates;

•	airline restructurings and bankruptcies;

•	the availability of credit;

•	changes in control of, or restructurings of, other aircraft leasing companies;

•	manufacturer production levels and technological innovation;

•	climate change initiatives, technological change, aircraft noise and emissions regulations, aircraft age limits and other factors leading to retirement and obsolescence of aircraft models;

•	manufacturers merging or exiting the industry or ceasing to produce aircraft types;

•	new-entrant manufacturers producing additional aircraft models, or existing manufacturers producing newly engined aircraft models or new aircraft models, in competition with existing aircraft models;

•	reintroduction into service of aircraft previously in storage; and

•	airport and air traffic control infrastructure constraints.

These and other factors may produce sharp decreases or increases in aircraft values and lease rates, which would impact our cost of acquiring aircraft, which may cause us to fail loan to value tests in our financings, and which may result in lease defaults and also prevent the aircraft from being re-leased or sold on favorable terms. If we fail a loan to value test, principal payments under the relevant financing will increase and we will have less free cash flow available for operations, investments, dividends and other purposes. This would have an adverse effect on our financial results and growth prospects and on our ability to meet our debt obligations and to pay dividends on our common shares.

Other factors that increase the risk of decline in aircraft value and lease rates could have an adverse affect on our financial results and growth prospects and on our ability to meet our debt obligations and to pay dividends on our common shares.

In addition to factors linked to the aviation industry generally, other factors that may affect the value and lease rates of our aircraft include:

•	the age of the aircraft;

•	the particular maintenance and operating history of the airframe and engines;

•	the number of operators using that type of aircraft;

•	whether the aircraft is subject to a lease and, if so, whether the lease terms are favorable to us;

•	applicable airworthiness directives or manufacturer’s service bulletins that have not yet been performed to the aircraft;

•	any regulatory and legal requirements that must be satisfied before the aircraft can be purchased, sold or re-leased; and

•	compatibility of our aircraft configurations or specifications with those desired by the operators of other aircraft of that type.

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

As manufacturers introduce technological innovations and new types of aircraft, including the Boeing 787 and Airbus A350 and re-engined and/or replacement types for the Boeing 737 and A320 families of aircraft, certain aircraft in our existing aircraft portfolio may become less desirable to potential lessees or purchasers. For example, Airbus recently announced that it intends to produce a “new engine option,” or NEO, Model A320 family aircraft from 2016, which it says will reduce fuel burn by 15% and cut noise emission and maintenance costs, among other improvements. In addition, Bombardier Inc. is building an aircraft model, the “C Series,” that will compete with Airbus Model A319 and Boeing Model 737-700 aircraft in our fleet, and Commercial Aircraft Corporation of China Ltd and Sukhoi Company (JSC) have announced their intention to manufacturer commercial jet aircraft that will compete with single-aisle aircraft produced by Airbus and Boeing.

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

The effects of various energy, emissions, and noise regulations and initiatives may negatively affect the airline industry. This may cause lessees to default on their lease payment obligations to us and may limit the market for certain aircraft in our portfolio.

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

In addition to more stringent noise restrictions, the United States and other jurisdictions are beginning to impose more stringent limits on other aircraft engine emissions, such as nitrogen oxide, carbon monoxide and carbon dioxide, consistent with current ICAO standards. These limits generally apply only to engines manufactured after 1999. Certain of the aircraft engines owned by us were manufactured after 1999. Because aircraft engines are retired or replaced from time to time in the usual course, it is likely that the number of such engines may increase over time. Concerns over energy security, environmental sustainability, and climate change, could result in more stringent limitations on the operation of our aircraft, particularly aircraft equipped with older-technology engines, or in decreased demand for air travel.

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

Over time, it is possible that governments will adopt additional regulatory requirements and/or market-based policies that are intended to reduce energy usage, emissions, and noise levels from aircraft. Such initiatives may be based on concerns regarding climate change, energy security, public health, local impacts, or other factors.

Compliance with current or future regulations, taxes or duties imposed to deal with energy usage, fuel type, emissions, noise levels, or related issues could cause the lessees to incur higher costs and to generate lower net revenues, resulting in an adverse impact on their financial conditions. Consequently, such compliance may affect the lessees’ ability to make rental and other lease payments and limit the market for certain of our aircraft in our portfolio, which may adversely affect our ability to lease or sell our aircraft on favorable terms, or at all, which could have an adverse effect on our financial condition.

The advanced age, or older technology, of some of our aircraft may expose us to higher than anticipated maintenance related expenses, which could adversely affect our financial results and our ability to pursue additional acquisitions.

As of December 31, 2010, based on net book value, 23% of our aircraft portfolio was 15 years or older and 10% of our aircraft portfolio is not the latest generation technology. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Additionally, older aircraft typically are less fuel-efficient than newer aircraft and may be more difficult to re-lease or sell, particularly if, due to airline insolvencies or other distress, older aircraft are competing with newer aircraft in the lease or sale market. Variable expenses like fuel, crew size or aging aircraft corrosion control or inspection or modification programs and related airworthiness directives could make the operation of older aircraft less economically feasible and may result in increased lessee defaults. We may also incur some of these increased maintenance expenses and regulatory costs upon acquisition or re-leasing of our aircraft. In addition, a number of countries have adopted or may adopt age limits on aircraft imports, which may result in greater difficulty placing affected aircraft on lease or re-lease on favorable terms. Any of these expenses, costs or risks will have a negative impact on our financial results and our ability to pursue additional acquisitions.

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

Our ability to obtain the anticipated benefits under the Airbus A330 Agreement will depend in part on the performance of Airbus, Rolls-Royce and equipment vendors in meeting their obligations to us with respect to the timing of the deliveries. A failure on the part of Airbus, Rolls-Royce or such vendors to meet delivery commitments with respect to the New A330 Aircraft, could adversely affect our ability to deliver the New A330 Aircraft to our customers, may result in the termination of, or adverse change to, the lease commitments relating to the affected aircraft and adversely affect our financial condition and results of operation.

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

The competitive playing field for new acquisitions has changed considerably in the wake of the financial crisis, as many large players are restructuring or revisiting their investment appetite, and a number of new entrants with private equity investors or Chinese bank or other equity backing have entered the market.

A number of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk or residual value assessments, which could allow them to consider a wider variety of investments, establish more relationships than us, bid more aggressively on aviation assets available for sale and offer lower lease rates than us. For instance, some of our competitors may provide financial services, maintenance services or other inducements to potential lessees that we cannot provide. As a result of competitive pressures, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objectives. Additionally, we may not be able to compete effectively against present and future competitors in the aircraft leasing market or aircraft sales market. The competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations.

Risks related to our leases

If lessees are unable to fund their maintenance obligations on our aircraft, our cash flow and our ability to meet our debt obligations or to pay dividends on our common shares could be adversely affected.

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

Our operational cash flow and available liquidity may not be sufficient to fund our maintenance obligations, particularly as our aircraft age. Actual rental and maintenance payments by lessees and other cash that we receive may be significantly less than projected as a result of numerous factors, including defaults by lessees and our potential inability to obtain satisfactory maintenance terms in leases. Certain of our leases do not provide for any periodic maintenance reserve payments to be made by lessees to us in respect of their maintenance obligations, and it is possible that future leases will not contain such requirements. Typically, these lessees are required to make payments at the end of the lease term.

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

Emerging markets are countries which have less developed economies that are vulnerable to economic and political problems, such as significant fluctuations in gross domestic product, interest and currency exchange rates, civil disturbances, government instability, nationalization and expropriation of private assets and the imposition of taxes or other charges by governments. The occurrence of any of these events in markets served by our lessees and the resulting instability may adversely affect our ownership interest in an aircraft or the ability of lessees which operate in these markets to meet their lease obligations and these lessees may be more likely to default than lessees that operate in developed economies. For the year ended December 31, 2010, 40 of our lessees which operated 78 aircraft and generated lease rental revenue representing 53% of our lease rental revenue are domiciled or habitually based in emerging markets.

Risks related to our lessees

Lessee defaults could materially adversely affect our business, financial condition and results of operations.

As a general matter, airlines with weak capital structures are more likely than well-capitalized airlines to seek operating leases, and, at any point in time, investors should expect a varying number of lessees and sub-lessees to experience payment difficulties. As a result of their weak financial condition, a large portion of lessees over time may be significantly in arrears in their rental or maintenance payments. Many of our existing lessees are in a weak financial condition and suffer liquidity problems, and this is likely to be the case in the future and with other lessees and sub-lessees of our aircraft as well, particularly in a difficult economic or operating environment. These liquidity issues will be more likely to lead to airline failures in the context of financial system distress, volatile commodity (fuel) prices, and economic slowdown, with additional liquidity being more difficult and expensive to source. In addition, many of our lessees are exposed to currency risk due to the fact that they earn revenues in their local currencies and certain of their liabilities and expenses are denominated in U.S. dollars, including lease payments to us. Given the size of our aircraft portfolio, we expect that from time to time some lessees will be slow in making, or will fail to make, their payments in full under their leases.

The financial condition of our lessees will be greatly influenced by the overall demand for air travel: in a weak demand environment, airline yields may come under pressure, which may negatively impact airline financial performance in a significant way. To the extent that airline operating costs increase, because of increased fees or taxes associated with climate change initiatives, because of reduced operating efficiency resulting from noise or emissions limitations, because of changes in consumer behavioral patterns, or otherwise, demand for air travel and/or airline financial performance may be negatively impacted.

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

Our aircraft are subject to aviation authority regulations and requirements regarding maintenance of aircraft, in the jurisdictions in which the aircraft are registered and operate, including requirements imposed by airworthiness directives, or Airworthiness Directives, issued by aviation authorities. Airworthiness Directives typically set forth particular special maintenance actions or modifications to certain aircraft types or models that the owners or operators of aircraft must implement.

Each lessee generally is responsible for complying with all of the Airworthiness Directives and other maintenance or airworthiness with respect to our aircraft and is required to maintain the aircraft’s maintenance and airworthiness. However, if a lessee fails to satisfy its obligations, or we have undertaken some obligations as to maintenance or airworthiness under a lease, we may be required to bear (or, to the extent required under the relevant lease, to share) the cost of compliance. If any of our aircraft are not subject to a lease, we would be required to bear the entire cost of compliance. Such payments would adversely affect our cash position and our business generally.

Risks associated with the concentration of our lessees in certain geographical regions could harm our business.

Our business is exposed to local economic and political conditions that can influence the performance of lessees located in a particular region. Such adverse economic and political conditions include additional regulation or, in extreme cases, requisition. In 2010, the combination of increasing fuel prices, the inability of many companies to access the capital markets and a slowing economy has impacted the global aviation market, causing severe financial strain and a number of bankruptcies. The effect of these conditions on payments to us will be more or less pronounced, depending on the concentration of lessees in the region with adverse conditions. For the year ended December 31, 2010, lease rental revenues from lessees by region, were 45% in Europe, 15% in North America, 21% in Asia (including 11% in China), 9% in Latin America, and 10% in the Middle East and Africa.

European Concentration

Thirty-six lessees based in Europe accounted for 45% of our lease rental revenues for the year ended December 31, 2010 and accounted for 66 aircraft totaling 46% of the net book value of our aircraft at December 31, 2010. Commercial airlines in Europe face, and can be expected to continue to face, increased competitive pressures, in part as a result of the deregulation of the airline industry by the European Union, the resultant development of low-cost carriers and due to pressures from stronger airlines that are consolidating. Moreover, the European airline sector is expected to face a more challenging recovery as their home market economies undergo a slower recovery and potential further disruptions arising from the sovereign debt market concerns about Greece, Ireland and other EU member countries.

Asian Concentration

Twelve lessees based in Asia accounted for 21% of our lease rental revenues for the year ended December 31, 2010 and accounted for 35 aircraft totaling 26% of the net book value of our aircraft at December 31, 2010. The outbreak of SARS in 2003 had a negative impact on Asia, particularly China, Hong Kong and Taiwan. More recently, the Asian airline industry has experienced declines in both passenger and cargo traffic, due largely to economic conditions but also other factors, including more restrictive visa issuance, particularly by China, and over capacity in the case of India. Certain Asian governments have recently announced programs to assist airlines in the region, however, renewed demand weakness, a recurrence of SARS or the outbreak of another epidemic disease, such as avian influenza, which many experts think would originate in Asia, would likely adversely affect the Asian airline industry.

Five lessees based in China accounted for 11% of our lease rental revenues for the year ended December 31, 2010 and accounted for 21 aircraft totaling 13% of the net book value of our aircraft at December 31, 2010. Chinese airline industry performance during 2010 was relatively strong and benefited from the government’s significant economic stimulus measures which included significant credit market growth. However, Chinese airline performance could suffer if such measures do not continue and if the economy starts contracting. Additionally, major obstacles to the Chinese airline industry’s development exist, including the continuing government control and regulation of the industry, as evidenced by a moratorium on all types of visas during the Beijing Olympics. More recently, the Chinese government imposed a moratorium on new aircraft import commitments by Chinese airlines. If such control and regulation persists or expands, the Chinese airline industry would likely experience a significant decrease in growth or restrictions on future growth, and it is conceivable that our interests in aircraft on-lease to, or our ability to lease to, Chinese carriers could be adversely affected.

North American Concentration

Five lessees based in North America accounted for 15% of our lease rental revenues for the year ended December 31, 2010 and accounted for 14 aircraft totaling 10% of the net book value of our aircraft at December 31, 2010. Despite recent improvements in the financial results of many carriers, airlines remain highly susceptible to macroeconomic and geopolitical factors outside their control. The prolonged conflicts in Iraq and Afghanistan and the September 11, 2001 terrorist attacks and subsequent attempted attacks in the United States have resulted in tightened security measures and reduced demand for air travel, which, together with high and volatile fuel costs, have imposed additional financial burdens on most U.S. airlines.

Latin American Concentration

Six lessees based in Latin America accounted for 9% of our lease rental revenues for the year ended December 31, 2010 and accounted for 11 aircraft totaling 8% of the net book value of our aircraft at December 31, 2010. Air travel in Latin America continues to grow strongly, fueled by economic improvement and the introduction of low cost carriers to the region. According to the Latin American and Caribbean airline association ALTA, in 2010, passenger traffic in the region grew by 11.3% with capacity increasing 6.4% and Passenger Load Factors increasing by 3.2 points to 73.3%. Freight traffic grew by 24.2%. Traffic in two of the region’s largest markets, Brazil and Colombia, was particularly strong. Based on data from Brazil’s ANAC, RPKs in the Brazilian domestic market increased 23% in 2010 and the average load factor was up 3 points to 68.8%. In Colombia, figures for the 10 months to October showed an increase in domestic passengers of 34%. In Mexico, passenger numbers grew only 0.3% due, in part, to the demise of major carrier Mexicana. ALTA have indicated that they expect the general trend in increased passenger demand to continue well into 2011 and beyond. Airlines, particularly in Brazil, are implementing large capacity additions and any restrictions imposed on airport or other infrastructure usage or further degradation of the region’s aviation safety record, high and volatile fuel prices, or other economic reversal or slow downs, could have a material adverse effect on carriers’ financial performance and thus our ability to collect lease payments.

Middle East and African Concentration

Five lessees based in the Middle East and Africa accounted for 10% of our lease rental revenues for the year ended December 31, 2010 and accounted for 10 aircraft totaling 10% of the net book value of our aircraft at December 31, 2010. Since December 31, 2010, we have terminated leases and have taken back, or are in the process of repossessing, five of these 10 aircraft. Middle Eastern, and particularly Gulf based carriers, have a large number of aircraft on order and continue to capitalize on the region’s favorable geographic position as an East-West transfer hub. However, ongoing geopolitical tension and any aviation related act of terrorism in the region could adversely affect financial performance. Recently, Libya, Tunisia and Egypt have experienced political instability from widespread demonstrations and calls for significant reform. Some other countries in the region have also seen similar activity. This has negatively impacted tourism and air travel in Tunisia and Egypt and if this instability persists, intensifies or spreads to other countries, the financial performance of airlines in these countries and in the region generally may be adversely affected.

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

Fuel prices currently remain volatile. The high cost of fuel in 2007 and 2008 had a material adverse impact on most airlines (including our lessees) profitability. Fuel hedging contracts entered into during the high fuel price environment resulted in significant losses and/or additional cash collateral being required to be posted in respect of those fuel hedges for certain airlines in late 2008 and early 2009 as fuel prices fell significantly. Fuel prices in 2009 were less volatile, but increased steadily over the course of the year and this upward trend has continued through 2010 and into 2011. Due to the competitive nature of the airline industry, airlines have been, and may continue to be, unable to pass on increases in fuel prices to their customers by increasing fares in a manner that fully compensates for the costs incurred. In addition, airlines may not be able to successfully manage their exposure to fuel price fluctuations. If fuel prices increase due to future terrorist attacks, acts of war, armed hostilities, natural disasters or for any other reason, they are likely to cause our lessees to incur higher costs and/or generate lower revenues, resulting in an adverse impact on their financial condition and liquidity. Fuel cost volatility may contribute to the reluctance of airlines to make future commitments to lease aircraft and, accordingly, reduce the demand for lease aircraft. Consequently, these conditions may (i) affect our lessees’ ability to make rental and other lease payments, (ii) result in lease restructurings and/or aircraft repossessions, (iii) increase our costs of servicing and marketing our aircraft, (iv) impair our ability to re-lease the aircraft or re-lease or otherwise dispose of the aircraft on a timely basis at favorable rates or terms, or at all, and (v) reduce the proceeds received for the aircraft upon any disposition. These results could have an adverse effect on our financial results and growth prospects.

If the effects of terrorist attacks and geopolitical conditions adversely impact the financial condition of the airlines, our lessees might not be able to meet their lease payment obligations, which would have an adverse effect on our financial results and growth prospects.

As a result of the September 11, 2001 terrorist attacks in the United States and subsequent actual and attempted terrorist attacks, notably in the Middle East, Southeast Asia and Europe, increased security restrictions were implemented on air travel, airline costs for aircraft insurance and enhanced security measures have increased, and airlines in certain countries continue to rely on government-sponsored programs to acquire war risk insurance. In addition, war or armed hostilities in the Middle

East, Iran, North Korea or elsewhere, or the fear of such events, could further exacerbate many of the problems experienced as a result of terrorist attacks. The situation in Iraq continues to be uncertain, tension over Iran’s nuclear program continues, the war in Afghanistan continues, and more recently the events in Libya, Tunisia and Egypt have resulted in changes to long-standing regimes and other regimes in the Middle East and North Africa have been destabilized and/or have used extreme measures to retain power. Any or all of these may lead to further instability in the Middle East. The 2008 attacks in Mumbai also raised tensions in South Asia. Future terrorist attacks, war or armed hostilities, large protests or government instability, or the fear of such events, could further negatively impact the airline industry and may have an adverse effect on the financial condition and liquidity of our lessees, aircraft values and rental rates and may lead to lease restructurings or aircraft repossessions, all of which could adversely affect our financial results and growth prospects.

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

Future terrorist attacks, acts of war, armed hostilities or civil unrest may further increase airline costs, depress air travel demand, depress aircraft values and rental rates or cause certain aviation insurance to become available only at significantly increased premiums (which may be for reduced amounts of coverage that are insufficient to comply with the levels of insurance coverage currently required by aircraft lenders and lessors or by applicable government regulations) or not be available at all.

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

As of February 28, 2011, entities affiliated with Fortress funds beneficially own 22,035,877 shares, or approximately 27.6% of our common shares. As a result, Fortress may be able to control fundamental corporate matters and transactions, including: the election of directors; mergers or amalgamations (subject to prior board approval), consolidations or acquisitions; the sale of all or substantially all of our assets; in certain circumstances, the amendment of our bye-laws; and our winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by our other shareholders. The interests of the Fortress funds may not always coincide with our interests or the interests of our other shareholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of our company. Also, the Fortress funds may seek to cause us to take courses of action that, in their judgment, could enhance their investment in us, but which might involve risks to our other shareholders or adversely affect us or our other shareholders. In addition, under our Shareholders Agreement between us and the Fortress funds, based on the current ownership of our common stock by entities affiliated with Fortress funds, an affiliate of Fortress is entitled to designate three directors for election to our board of directors. Also, a sale of shares by one or more of the Fortress funds could add downward pressure on the market price of our common shares. As a result of these or other factors, the market price of our common shares could decline or shareholders might not receive a premium over the then-current market price of our common shares upon a change in control. In addition, this concentration of share ownership may adversely affect the trading price of our common shares because investors may perceive disadvantages in owning shares in a company with a significant shareholder.

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

If the market price of our common shares declines significantly, shareholders may be unable to resell their shares at or above their purchase price. The market price or trading volume of our common shares could be highly volatile and may decline significantly in the future in response to various factors, many of which are beyond our control, including:

•	variations in our quarterly or annual operating results;

•	failure to meet any earnings estimates;

•	actual or perceived reduction in our growth or expected future growth;

•	actual or anticipated accounting issues;

•	publication of research reports about us, other aircraft lessors or the aviation industry or the failure of securities analysts to cover our common shares or the decision to suspend or terminate coverage in the future;

•	additions or departures of key management personnel;

•	increased volatility in the capital markets and more limited or no access to debt financing, which may result in an increased cost of, or less favorable terms for, debt financing or may result in sales to satisfy collateral calls or other pressure on holders to sell our shares;

•	redemptions, or similar events affecting funds or other investors holding our shares, which may result in large block trades that could significantly impact the price of our common shares;

•	adverse market reaction to any indebtedness we may incur or preference or common shares we may issue in the future;

•	changes in or elimination of our dividend;

•	actions by shareholders;

•	changes in market valuations of similar companies;

•	announcements by us, our competitors or our suppliers of significant contracts, acquisitions, disposals, strategic partnerships, joint ventures or capital commitments;

•	speculation in the press or investment community;

•	changes or proposed changes in laws or regulations affecting the aviation industry or enforcement of these laws and regulations, or announcements relating to these matters; and

•	general market, political and economic conditions and local conditions in the markets in which our lessees are located.

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

As of February 28, 2011, there were 79,837,792 shares issued and outstanding, all of which are freely transferable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. The remaining outstanding common shares will be deemed “restricted securities” as that term is defined in Rule 144 under the Securities Act.

Pursuant to our Amended and Restated Shareholders Agreement, the Fortress funds and certain Fortress affiliates and permitted third-party transferees have the right, in certain circumstances, to require us to register their 22,035,877 common shares under the Securities Act for sale into the public markets. Upon the effectiveness of such a registration statement, all shares covered by the registration statement will be freely transferable. A sale, or a report of the possible sale, of any substantial portion of these shares may negatively impact the market price of our shares.

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

As of February 28, 2011, we had an aggregate of 168,275,316 common shares authorized but unissued and not reserved for issuance under our incentive plan. We may issue all of these common shares without any action or approval by our shareholders. We intend to continue to actively pursue acquisitions of aviation assets and may issue common shares in connection with these acquisitions. Any common shares issued in connection with our acquisitions, our incentive plan, and the exercise of outstanding share options or otherwise would dilute the percentage ownership held by existing shareholders.

Risks Related to Taxation

If Aircastle Limited were treated as engaged in a trade or business in the United States, it would be subject to U.S. federal income taxation on a net income basis, which would adversely affect our business and result in decreased cash available for distribution to our shareholders.

If, contrary to expectations, Aircastle Limited were treated as engaged in a trade or business in the United States, the portion of its net income, if any, that was “effectively connected” with such trade or business would be subject to U.S. federal income taxation at a maximum rate of 35%. In addition, Aircastle Limited would be subject to the U.S. federal branch profits tax on its effectively connected earnings and profits at a rate of 30%. The imposition of such taxes would adversely affect Aircastle Limited’s business and would result in decreased cash available for distribution to our shareholders.

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

Set forth below is information pertaining to our executive officers who held office as of February 28, 2011:

Ron Wainshal, 47, became our Chief Executive Officer in May 2005 and a member of our Board in May 2010. Prior to joining Aircastle, Mr. Wainshal was in charge of the Asset Management group of General Electric Commercial Aviation Services, or GECAS, from 2003 to 2005. After joining GECAS in 1998, Ron led many of GECAS’ U.S. airline restructuring efforts and its bond market activities, and played a major marketing and structured finance role in the Americas. Before joining GECAS, he was a principal and co-owner of a financial advisory company specializing in transportation infrastructure from 1994 to 1998 and prior to that held positions at Capstar Partners and The Transportation Group in New York and Ryder System in Miami. He received a BS in Economics from the Wharton School of the University of Pennsylvania and an MBA from the University of Chicago’s Booth Graduate School of Business.

Michael Inglese, 49, became our Chief Financial Officer in April 2007. Prior to joining the Company, Mr. Inglese served as an Executive Vice President and Chief Financial Officer of PanAmSat Holding Corporation, where he served as Chief Financial Officer from June 2000 until the closing of PanAmSat’s sale to Intelsat in July 2006. Mr. Inglese joined PanAmSat in May 1998 as Vice President, Finance after serving as Chief Financial Officer for DIRECTV Japan, Inc. He is a Chartered Financial Analyst who holds a BS in Mechanical Engineering from Rutgers University College of Engineering and his MBA from Rutgers Graduate School of Business Management.

David Walton, 49, became our General Counsel in March 2005 and our Chief Operating Officer in January 2006 and our Secretary in August 2006. Prior to joining Aircastle, Mr. Walton was Chief Legal Officer of Boullioun Aviation Services, Inc. from 1996 to 2005. Prior to that, Mr. Walton was a partner at the law firm of Perkins Coie in Seattle and Hong Kong. Mr. Walton has over 20 years of experience in aircraft leasing and finance. He received a BA in Political Science from Stanford University and a JD from Boalt Hall School of Law, University of California, Berkeley.

J. Robert Peart, 48, became our Chief Investment Officer in December 2010. Prior to joining Aircastle, Mr. Peart was Managing Director and Head of Guggenheim Securities, LLC’s Aviation Capital Markets Group. He held senior management positions at Guggenheim Securities, LLC since 2004. Prior to that period, he held senior management positions at Residco, AAR Corporation, Southern Air Transport and Bank of Montreal.

Joseph Schreiner, 53, became our Executive Vice President, Technical in October 2004. Prior to joining Aircastle, Mr. Schreiner oversaw the technical department at AAR Corp, a provider of products and services to the aviation and defense industries from 1998 to 2004 where he managed aircraft and engine evaluations and inspections, aircraft lease transitions, reconfiguration and heavy maintenance. Prior to AAR, Mr. Schreiner spent 19 years at Boeing (McDonnell-Douglas) in various technical management positions. Mr. Schreiner received a BS from the University of Illinois and a MBA from Pepperdine University.

Aaron Dahlke, 42, became our Chief Accounting Officer in June 2005. Prior to that, Mr. Dahlke was Vice President and Controller of Boullioun Aviation Services Inc. from January 2003 to May 2005. Prior to Boullioun, Mr. Dahlke was at ImageX.com, Inc. and Ernst & Young LLP. He received a B.S. in Accounting from California State University San Bernardino. He is a Certified Public Accountant.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed for trading on the New York Stock Exchange under the symbol “AYR”. As of February 23, 2011, there were approximately 13,240 record holders of our common shares.

The following table sets forth the quarterly high and low prices of our common shares on the New York Stock Exchange for the periods indicated since our initial public offering and dividends during such periods:

			Dividends
			Declared Per
	High	Low	Share ($)

Year Ending December 31, 2009:
First Quarter	$5.47	$2.54	$0.10
Second Quarter	$7.98	$4.47	$0.10
Third Quarter	$10.62	$6.31	$0.10
Fourth Quarter	$10.23	$7.52	$0.10
Year Ending December 31, 2010:
First Quarter	$11.40	$8.50	$0.10
Second Quarter	$12.38	$7.83	$0.10
Third Quarter	$9.73	$7.45	$0.10
Fourth Quarter	$10.89	$8.10	$0.10

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

Issuer Purchases of Equity Securities

There were no purchases of common shares of the Company made during the three months ended December 31, 2010, by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act.

Performance Graph

The following graph compares the cumulative 53-month total return to holders of our common shares relative to the cumulative total returns of the S&P 500 Index and a customized peer group. The peer group consists of two companies which are: AerCap Holdings NV (NYSE: AER) and FLY Leasing Limited (NYSE: FLY). The peer group investment is weighted among shares in the peer group by market-capitalization as of August 7, 2006, and is adjusted monthly. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common shares and in the peer group on August 7, 2006, and is assumed to have been made in the S&P 500 Index on July 31, 2006 and the relative performance of each tracked through December 31, 2010.

COMPARISON OF 53 MONTH CUMULATIVE TOTAL RETURN*
Among Aircastle Limited, The S&P 500 Index
And A Peer Group

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

*	$100 invested on 8/7/06 in Aircastle’s common shares or 7/31/06 in the S&P 500 Index, including reinvestment of dividends.

	8/7/06	9/30/06	12/31/06	3/31/07	6/30/07	9/30/07	12/31/07	3/31/08	6/30/08	9/30/08	12/31/08

Aircastle Limited	100.00	126.35	130.97	159.31	181.96	155.55	125.83	54.83	42.31	51.10	25.22
S&P 500	100.00	105.02	112.05	112.77	119.85	122.28	118.21	107.04	104.13	95.41	74.47
Peer Group	100.00	100.00	102.11	128.24	140.97	109.65	90.78	78.28	54.54	47.43	19.32

	3/31/09	6/30/09	9/30/09	12/31/09	3/31/10	6/30/10	9/30/10	12/31/10

Aircastle Limited	25.06	40.16	53.37	54.92	53.36	44.73	48.89	60.82
S&P 500	66.27	76.83	88.82	94.18	99.25	87.91	97.84	108.37
Peer Group	16.95	35.76	45.01	44.44	55.32	50.99	59.59	69.44

ITEM 6.	SELECTED FINANCIAL DATA

The selected historical consolidated financial, operating and other data as of December 31, 2009 and 2010 and for each of the three years in the period ended December 31, 2010 presented in this table are derived from our audited consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report. The selected consolidated financial data as of December 31, 2006 and 2007 presented in this table are derived from our audited consolidated financial statements and related notes thereto, which are not included in this Annual Report. You should read these tables along with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report.

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(Dollars in thousands, except per share amounts)

Selected Financial Data:
Consolidated Statements of Operation:
Total revenues	$182,852	$381,091	$582,587	$570,585	$527,710
Selling, general and administrative expenses	27,836	39,040	46,806	46,016	45,774
Depreciation	53,424	126,403	201,759	209,481	220,476
Interest, net	49,566	92,660	203,529	169,810	178,262
Income from continuing operations	45,920	114,403	115,291	102,492	65,816
Discontinued operations	5,286	12,941	—	—	—
Net income	51,206	127,344	115,291	102,492	65,816
Earnings per common share — Basic:
Income (loss) from continuing operations	$0.99	$1.68	$1.47	$1.29	$0.83
Earnings from discontinued operations	$0.11	$0.19	$—	$—	$—
Net income	$1.10	$1.87	$1.47	$1.29	$0.83
Earnings per common share — Diluted:
Income (loss) from continuing operations	$0.99	$1.68	$1.47	$1.29	$0.83
Earnings from discontinued operations	$0.11	$0.19	$—	$—	$—
Net income	$1.10	$1.87	$1.47	$1.29	$0.83
Cash dividends declared per share	$1.1375	$2.45	$0.85	$0.40	$0.40
Other Operating Data:
EBITDA(1)	$149,349	$333,745	$526,305	$501,672	$491,231
Adjusted net income(2)	48,152	114,795	150,046	104,793	67,868
Adjusted net income plus depreciation and amortization(2)	100,375	234,580	349,990	325,503	308,425
Consolidated Statements of Cash Flows:
Cash flows provided by operations	$42,712	$200,210	$321,806	$300,811	$374,872
Cash flows (used in) provided by investing activities	(858,002)	(2,369,796)	37,640	(269,434)	(541,115)
Cash flows provided by (used in) financing activities	793,465	2,125,014	(292,045)	30,342	263,534
Consolidated Balance Sheet Data:
Cash and cash equivalents	$58,118	$13,546	$80,947	$142,666	$239,957
Flight equipment held for lease, net of accumulated depreciation	1,559,365	3,807,116	3,837,543	3,812,970	4,065,780
Debt investments, available for sale	121,273	113,015	14,349	—	—
Total assets	1,918,703	4,427,642	4,251,572	4,454,512	4,859,059
Borrowings under credit facilities	442,660	798,186	—	—	—
Borrowings under securitizations and term debt financings	549,400	1,677,736	2,476,296	2,464,560	2,707,958
Shareholders’ equity	637,197	1,294,577	1,112,166	1,291,237	1,342,718
Other Data:
Number of Aircraft (at the end of period)	68	133	130	129	136
Total debt to total capitalization	62.8%	66.3%	69.0%	65.6%	66.9%

(1)	EBITDA is a measure of operating performance that is not calculated in accordance with US GAAP. EBITDA should not be considered a substitute for net income, income from operations or cash flows provided by or used in operations, as determined in accordance with US GAAP. EBITDA is a key measure of our operating performance used by management to focus on consolidated operating performance exclusive of income and expense that relate to the financing and capitalization of the business.

(2)	Adjusted net income and Adjusted net income plus depreciation and amortization are measures of operating performance that are not calculated in accordance with US GAAP. Adjusted net income and Adjusted net income plus depreciation and amortization should not be considered a substitute for net income, income from operations or cash flows provided by or used in operations, as determined in accordance with US GAAP. Adjusted net income and Adjusted net income plus depreciation and amortization are key measures of our operating performance used by management to provide useful information about operating and period-over-period performance of our business without regard to periodic reporting elements related to interest rate derivative accounting and gains or losses related to flight equipment and debt investments.

We define EBITDA as income (loss) from continuing operations before income taxes, interest expense and depreciation and amortization. We use EBITDA to assess our consolidated financial and operating performance, and we believe this non-US GAAP measure, is helpful in identifying trends in our performance. This measure provides an assessment of controllable expenses and affords management the ability to make decisions which are expected to facilitate meeting current financial goals as well as achieve optimal financial performance. It provides an indicator for management to determine if adjustments to current spending decisions are needed. EBITDA provides us with a measure of operating performance because it assists us in comparing our operating performance on a consistent basis as it removes the impact of our capital structure (primarily interest charges on our outstanding debt) and asset base (primarily depreciation and amortization) from our operating results.

The table below shows the reconciliation of net income (loss) to EBITDA for the years ended December 31, 2006, 2007, 2008, 2009 and 2010.

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(Dollars in thousands)

Net income	$51,206	$127,344	$115,291	$102,492	$65,816
Depreciation	53,424	126,403	201,759	209,481	220,476
Amortization of net lease premiums (discounts) and lease incentives	(4,406)	(7,379)	(1,815)	11,229	20,081
Interest, net	49,566	92,660	203,529	169,810	178,262
Income tax provision	4,845	7,658	7,541	8,660	6,596
(Earnings) loss from discontinued operations, net of income taxes	(5,286)	(12,941)	—	—	—

EBITDA	$149,349	$333,745	$526,305	$501,672	$491,231

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

The table below shows the reconciliation of net income to ANI and ANIDA for the years ended December 31, 2006, 2007, 2008, 2009 and 2010.

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(Dollars in thousands)

Net income	$51,206	$127,344	$115,291	$102,492	$65,816
Ineffective portion and termination of cash flow hedges(1)	(814)	171	29,589	5,387	5,805
Mark to market of interest rate derivative contracts(2)	—	(1,154)	11,446	(959)	860
Gain on sale of flight equipment(2)	(2,240)	(11,566)	(6,525)	(1,162)	(7,084)
(Gain) loss on sale of debt investments(2)	—	—	245	(4,965)	—
Write-off of deferred financing fees	—	—	—	—	2,471
Termination of engine purchase agreement(2)	—	—	—	4,000	—

Adjusted net income	48,152	114,795	150,046	104,793	67,868
Depreciation(3)	56,956	127,164	201,759	209,481	220,476
Amortization of net lease discounts and lease incentives	(4,406)	(7,379)	(1,815)	11,229	20,081

Adjusted net income plus depreciation and amortization	$100,702	$234,580	$349,990	$325,503	$308,425

(1)	Included in Interest, net.

(2)	Included in Other income (expense) except for 2006 and 2007 gains on sale of flight equipment which were recorded in discontinued operations.

(3)	2006 and 2007 amounts included $3,532 and $761, respectively which were recorded in discontinued operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We are a global company that acquires, leases, and sells high-utility commercial jet aircraft to passenger and cargo airlines throughout the world. High-utility aircraft are generally modern, operationally efficient jets with a large operator base and long useful lives. As of December 31, 2010, our aircraft portfolio consisted of 136 aircraft that were leased to 64 lessees located in 36 countries, and managed through our offices in the United States, Ireland and Singapore. Typically, our aircraft are subject to net operating leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs, although in a majority of cases, we are obligated to pay a portion of specified maintenance or modification costs. From time to time, we also make investments in other aviation assets, including debt investments secured by commercial jet aircraft. Our revenues and income from continuing operations for the year ended December 31, 2010 were $527.7 million and $65.8 million, respectively, and for the fourth quarter 2010 were $134.7 million and $20.2 million, respectively.

Revenues

Our revenues are comprised primarily of operating lease rentals on flight equipment held for lease, revenue from retained maintenance payments related to lease expirations and lease termination payments and lease incentives amortization.

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

Under an operating lease, the lessee will be responsible for performing maintenance on the relevant aircraft and will typically be required to make payments to us for heavy maintenance, overhaul or replacement of certain high-value components of the aircraft. These maintenance payments are based on hours or cycles of utilization or on calendar time, depending upon the component, and would be made either monthly in arrears or at the end of the lease term. For maintenance payments made monthly in arrears during a lease term, we will typically be required to reimburse all or a portion of these payments to the lessee upon their completion of the relevant heavy maintenance, overhaul or parts replacement. We record maintenance payments paid by the lessee during a lease as accrued maintenance liabilities in recognition of our obligation in the lease to refund such payments, and therefore we do not recognize maintenance revenue during the lease. Maintenance revenue recognition would occur at the end of a lease, when we are able to determine the amount, if any, by which reserve payments received exceed the amount we are required under the lease to reimburse to the lessee for heavy maintenance, overhaul or parts replacement. The amount of maintenance revenue we recognize in any reporting period is inherently volatile and is dependent upon a number of factors, including the timing of lease expiries, including scheduled and unscheduled expiries, the timing of maintenance events and the utilization of the aircraft by the lessee.

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

Acquisitions and Disposals

We originate acquisitions and disposals through well-established relationships with airlines, other aircraft lessors, financial institutions and brokers, as well as other sources. We believe that sourcing such transactions both globally and through multiple channels provides for a broad and relatively consistent set of opportunities. Our objective is to develop and maintain a diverse and stable operating lease portfolio; however, we review our operating lease portfolio periodically to make opportunistic sales of aircraft and to manage our portfolio diversification. We also intend to take advantage of sales opportunities during cyclical upturns.

On June 20, 2007, we entered into an acquisition agreement, which we refer to as the Airbus A330 Agreement, under which we agreed to acquire new A330 aircraft, or the New A330 Aircraft, from Airbus SAS, or Airbus. During each of 2009 and 2010, we acquired two New A330 Aircraft. As of December 31, 2010, we had eight New A330 Aircraft remaining to be delivered, with seven scheduled for delivery in 2011 and one in 2012. The first of our seven New A330 Aircraft deliveries in 2011 occurred in February 2011, and it was immediately placed on lease with South African Airways.

In addition to the two New A330 Aircraft we acquired in 2010, we acquired nine other aircraft. We also sold three aircraft.

During the fourth quarter of 2010, the Company received insurance proceeds in the amount of $32.5 million related to a Boeing Model 737-700 aircraft that was on lease and suffered a total loss as a consequence of an incident which occurred in the third quarter of 2010. Significant damage to the aircraft occurred when the aircraft exited the runway following landing. No serious injuries resulted and there were no fatalities. In October 2010, the insurers declared the aircraft a total loss.

The 2010 sales and insured loss resulted in a combined pre-tax gain of $7.1 million which is included in other income (expense) on our consolidated statement of income.

The following table sets forth certain information with respect to the aircraft owned by us as of December 31, 2010:

AIRCASTLE AIRCRAFT INFORMATION (dollars in millions)

Owned
Aircraft as of
December 31, 2010(1)

Flight Equipment Held for Lease	$4,066
Number of Aircraft.	136
Latest Generation Aircraft (Percentage of Total Aircraft)	90%
Number of Lessees	64
Number of Countries	36
Weighted Average Age — Passenger (years)(2)	11.9
Weighted Average Age — Freighter (years)(2)	9.4
Weighted Average Age — Combined (years)(2)	11.0
Weighted Average Remaining Passenger Lease Term (years)(3)	3.4
Weighted Average Remaining Cargo Lease Term (years)(3)	7.4
Weighted Average Remaining Combined Lease Term (years)(3)	4.7
Weighted Average Fleet Utilization during Fourth Quarter 2010(4)	99%
Weighted Average Fleet Utilization for the year ended December 31, 2010(4)	99%

(1)	Calculated using net book value as of December 31, 2010.

(2)	Weighted average age (years) by net book value.

(3)	Weighted average remaining lease term (years) by net book value.

(4)	Aircraft on-lease days as a percent of total days in period weighted by net book value, excluding aircraft in freighter conversion.

Our owned aircraft portfolio as of December 31, 2010 is listed in Exhibit 99.1 to this report. Approximately 90% of the total aircraft and 90% of the freighters we owned as of December 31, 2010 we consider to be the most current technology for the relevant airframe and engine type and airframe size, as listed under the headings “Latest Generation Narrowbody Aircraft,” “Latest Generation Midbody Aircraft,” “Latest Generation Widebody Aircraft” and “Latest Generation Widebody Freighter Aircraft” in Exhibit 99.1 to this report.

Of our owned aircraft portfolio as of December 31, 2010, $3.5 billion, representing 118 aircraft and 85% of the net book value of our aircraft, was encumbered by secured debt financings, and $0.6 billion, representing 18 aircraft and 15% of the net book value of our aircraft, was unencumbered by secured debt financings.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of
	December 31, 2010
	Number of	% of Net
	Aircraft	Book Value

Aircraft Type
Passenger:
Narrowbody	83	40%
Midbody	27	25%
Widebody	1	2%

Total Passenger	111	67%
Freighter	25	33%

Total	136	100%

Manufacturer
Boeing	88	61%
Airbus	48	39%

Total	136	100%

Regional Diversification
Europe	66	46%
Asia	35	26%
North America	14	10%
Latin America	11	8%
Middle East and Africa	10	10%

Total	136	100%

Our largest customer represents less than 7% of the net book value of flight equipment held for lease at December 31, 2010. Our top 15 customers for aircraft we owned at December 31, 2010, representing 66 aircraft and 62% of the net book value of flight equipment held for lease, are as follows:

Percent of Net			Number of
Book Value	Customer	Country	Aircraft

Greater than 6%	Emirates	United Arab Emirates	2
per customer	Martinair(1)	Netherlands	5

3% to 6%	HNA Group(2)	China	8
per customer	US Airways	USA	8
	SriLankan Airlines	Sri Lanka	5
	Airbridge Cargo(3)	Russia	2
	Avianca	Colombia	2
	China Eastern Airlines(4)	China	8
	Iberia Airlines	Spain	6
	GOL(5)	Brazil	6
	KLM(1)	Netherlands	1
	World Airways	USA	2

Less than 3%	Icelandair(6)	Iceland	5
per customer	Korean Air	South Korea	2
	Cimber-Sterling	Denmark	4

(1)	Martinair is a wholly owned subsidiary of KLM. Although KLM does not guarantee Martinair’s obligations under the relevant lease, if combined, the two, together with two other affiliated customers, represent 11% of flight equipment held for lease.

(2)	Eight aircraft on lease to affiliates of the HNA Group, although the HNA Group does not guarantee the leases.

(3)	Guaranteed by Volga-Dnepr.

(4)	Includes the aircraft leased to Shanghai Airlines, which was recently acquired by China Eastern Airlines. China Eastern Airlines does not guarantee the obligations of the aircraft we lease to Shanghai Airlines.

(5)	GOL has guaranteed the obligations of an affiliate, VRG Linhas Aereas, and accordingly, the two are shown combined in the above table.

(6)	Icelandair Group hf, the parent company of Icelandair, has guaranteed the obligations of an affiliate, SmartLynx, and accordingly, the two are shown combined in the above table.

Finance

Historically, our debt financing arrangements typically have been secured by aircraft and related operating leases, and in the case of our securitizations and pooled aircraft term financings, the financing parties have limited recourse to Aircastle Limited. While such financings have historically been available on reasonable terms given the loan to value profile we have pursued, current market conditions continue to limit the availability of both debt and equity capital. Though financing market conditions have recovered recently and we expect them to continue to improve in time, current market conditions remain difficult with respect to financing mid-age, current technology aircraft. During 2010, we accessed the unsecured debt market for the first time by issuing $300.0 million aggregate principal amount of unsecured 9.75% Senior Notes due 2018 and used the proceeds to repay a secured term loan and to provide funding for incremental aircraft acquisitions. We also secured a $50.0 million unsecured revolving credit facility which remains undrawn. During the near term, we intend to focus our efforts on investment opportunities that are attractive on an unleveraged basis, that tap commercial financial capacity where it is accessible on reasonable terms or for which debt financing that benefits from government guarantees either from the ECAs or from EXIM is available.

We intend to fund new investments through cash on hand and potentially through medium to longer-term financings on a secured or unsecured basis. We may repay all or a portion of such borrowings from time to time with the net proceeds from subsequent long-term debt financings, additional equity offerings or cash generated from operations. Therefore, our ability to execute our business strategy, particularly the acquisition of additional commercial jet aircraft or other aviation assets, depends to a significant degree on our ability to obtain additional debt and equity capital on terms we deem attractive.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Secured Debt Financings and — Unsecured Debt Financings.”

Comparison of the year ended December 31, 2009 to the year ended December 31, 2010:

	Year Ended December 31,
	2009	2010
	(Dollars in thousands)

Revenues:
Lease rental revenue	$511,459	$531,076
Amortization of net lease discounts and lease incentives	(11,229)	(20,081)
Maintenance revenue	58,733	15,703

Total lease rentals	558,963	526,698
Interest income	1,924	—
Other revenue	9,698	1,012

Total revenues	570,585	527,710

Expenses:
Depreciation	209,481	220,476
Interest, net	169,810	178,262
Selling, general and administrative	46,016	45,774
Impairment of aircraft	18,211	7,342
Maintenance and other costs	19,431	9,612

Total operating expenses	462,949	461,466

Other income:
Gain on sale of flight equipment	1,162	7,084
Other	2,354	(916)

Total other income	3,516	6,168

Income from continuing operations before income taxes	111,152	72,412
Income tax provision	8,660	6,596

Net income	$102,492	$65,816

Revenues:

Total revenues decreased by 7.5% or $42.9 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009, primarily as a result of the following:

Lease rental revenue.  The increase in lease rental revenue of $19.6 million for the year ended December 31, 2010 as compared to the same period in 2009 was primarily the result of:

•	$28.4 million of revenue from eleven new aircraft purchased in 2010 and the full year revenue from two new aircraft purchased during 2009.

This increase was offset partially by a decrease in revenue of:

•	$5.9 million of revenue due to five aircraft sold in 2010;

•	$1.6 million of revenue due to lease extensions and transitions at lower rentals; and

•	$1.3 million of revenue due to lower floating rate lease rentals and other changes.

Amortization of net lease discounts and lease incentives.

	Year Ended
	December 31,
	2009	2010
	(Dollars in thousands)

Amortization of lease discounts	$7,951	$2,447
Amortization of lease premiums	(2,207)	(367)
Amortization of lease incentives	(16,973)	(22,161)

Amortization of net lease discounts and lease incentives	$(11,229)	$(20,081)

The decrease in amortization of lease discounts and lease premiums for the year ended December 31, 2010 as compared to the same period in 2009 is due to scheduled lease expirations of previously acquired leases, lease extensions and early lease transitions.

As more fully described above under “Revenues”, lease incentives represent our estimated portion of the lessee’s cost for heavy maintenance, overhaul or replacement of certain high-value components which is amortized over the life of the related lease. As we enter into new leases, the amortization of lease incentives generally increases and conversely if a related lease terminates, the related unused lease incentive liability will reduce the amortization of lease incentives. The increase in amortization of lease incentives of $5.2 million for the year ended December 31, 2010 as compared to the same period in 2009 results from an increase in amortization of net lease incentives for 14 aircraft transitions and extensions during 2010 and the full year impact for 15 aircraft transitions during 2009.

Maintenance revenue.

	Year Ended December 31,
	2009		2010
	Dollars	Number of	Dollars	Number of
	(In thousands)	Leases	(In thousands)	Leases

Unscheduled lease terminations	$28,356	8	$4,069	3
Scheduled lease terminations	30,377	8	11,634	3

Maintenance revenue	$58,733	16	$15,703	6

Unscheduled lease terminations.  For the year ended December 31, 2009, we recorded a high level of maintenance revenue in the amount of $28.3 million from unscheduled lease terminations associated with eight aircraft. Comparatively, for the same period in 2010, we recorded maintenance revenue totaling $4.1 million from unscheduled lease terminations primarily associated with three aircraft returned in 2010. See “Summary of Impairments” below for a detailed discussion of the related impairment charges for certain aircraft.

Scheduled lease terminations.  For the year ended December 31, 2009, we recorded maintenance revenue from scheduled lease terminations totaling $30.4 million associated with eight aircraft. Comparatively, for the same period in 2010, we recorded $11.6 million, primarily associated with maintenance revenue from three scheduled lease terminations. See “Summary of Impairments” below for a detailed discussion of the related impairment charge for certain aircraft.

Interest income.  The decrease in interest income of $1.9 million was due to the sale of our debt investments in the third and fourth quarters of 2009 and, as a result, there was no comparable interest income in the year ended December 31, 2010.

Other revenue was $9.7 million during the year ended December 31, 2009, which was primarily due to additional fees paid by lessees in connection with the early termination of four leases, and we did not receive any similar fees from early lease terminations in the year ended December 31, 2010. See “Summary of Impairments” below for a detailed discussion of the related impairment charge for certain aircraft.

Operating Expenses:

Total operating expenses decreased by 0.3% or $1.5 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009 primarily as a result of the following:

Depreciation expense increased by $11.0 million for the year ended December 31, 2010 over the same period in 2009. The net increase is primarily the result of:

•	an $6.2 million increase in depreciation for capitalized aircraft improvements and planned major maintenance activities; and

•	an $8.2 million increase in depreciation for new aircraft acquired in late December 2009 and in 2010.

These increases were offset partially by:

•	a $3.3 million decrease in depreciation for aircraft sold.

Interest, net consisted of the following:

	Year Ended
	December 31,
	2009	2010
	(Dollars in thousands)

Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$146,617	$153,064
Hedge ineffectiveness losses	463	5,039
Amortization of interest rate derivatives related to deferred losses	12,894	9,634
Amortization of deferred financing fees and notes discount	12,232	15,065

Interest Expense	172,206	182,802
Less interest income	(939)	(413)
Less capitalized interest	(1,457)	(4,127)

Interest, net	$169,810	$178,262

Interest, net increased by $8.5 million, or 5.0%, over year ended December 31, 2009. The net increase is primarily a result of:

•	a $6.4 million increase in interest expense on our borrowings primarily due to a higher weighted average debt balance ($2.54 billion for the year ended December 31, 2010 as compared to $2.45 billion for the year ended December 31, 2009);

•	a $4.6 million increase resulting from changes in measured hedge ineffectiveness due primarily to the early repayment of borrowings in connection with assets sales during 2010 and lower forecasted debt; and

•	a $2.8 million increase in deferred financing fees primarily from the accelerated write-off of deferred financing fees triggered by prepayment of Term Financing No. 2 and the A330 SLB facility.

These increases were offset partially by

•	a $3.3 million decrease in amortization of deferred losses on interest rate derivatives primarily due to higher amortization incurred in 2009 as a result of lower forecasted debt balances.

Selling, general and administrative expenses for the year ended December 31, 2010 remained flat over the same period in 2009. Non-cash share based expense was $6.9 million and $7.5 million for the year ended December 31, 2009 and 2010, respectively.

Impairment of aircraft was $18.2 million during the year ended December 31, 2009, which related to two Boeing Model 737-300 aircraft and two Boeing Model 757-200 aircraft. See “Summary of Impairments” below for a detailed discussion of the related impairment charge for these four aircraft.

Impairment of aircraft was $7.3 million during the year ended December 31, 2010, which related to one Boeing Model 737-300 aircraft and one Boeing Model 737-500 aircraft. See “Summary of Impairments” below for a detailed discussion of the related impairment charge for these two aircraft.

Maintenance and other costs were $9.6 million for the year ended December 31, 2010, a decrease of $9.8 million over the same period in 2009.

Maintenance and other costs for the year ended December 31, 2010 primarily consisted of:

•	$2.8 million in aircraft maintenance and other transitions costs primarily relating to unscheduled lease terminations for aircraft returned to us in 2009;

•	$2.0 million in aircraft maintenance and other transitions costs relating to scheduled lease terminations in 2010;

•	$1.4 million in aircraft maintenance and other transition costs related to aircraft acquired in the fourth quarter of 2010; and

•	$3.4 million of aircraft insurance and other maintenance costs related to our aircraft.

Maintenance and other costs for the year ended December 31, 2009 primarily consisted of:

•	$6.9 million in aircraft maintenance and other transitions costs primarily relating to scheduled and unscheduled lease terminations for aircraft returned to us in 2009;

•	$2.9 million in aircraft maintenance and transition costs for four passenger aircraft converted to freighter aircraft;

•	$4.7 million in aircraft maintenance and other transitions costs relating to unscheduled lease terminations in 2008; and

•	$4.9 million of aircraft insurance and other maintenance costs related to our aircraft.

Other income:

Total other income for the year ended December 31, 2010 was $6.2 million as compared to $3.5 million of income for the same period in 2009. The increase is a result of:

•	a $5.9 million increase in gain on the sale of aircraft; and

•	a non-recurring $4.0 million termination fee in 2009 to cancel our engine purchase commitments for the New Airbus A330 program. There were no such termination fees in 2010.

These increases were partially offset by:

•	a $5.0 million gain on sale of our remaining debt investments in 2009 for which there was no comparative transaction in 2010; and

•	$1.8 million higher mark-to-market adjustments on our undesignated interest rate derivatives.

Income Tax Provision

Our provision for income taxes for the year ended December 31, 2009 and 2010 was $8.7 million and $6.6 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland and the United States. The decrease in our income tax provision of approximately $2.1 million for the year ended December 31, 2010 as compared to the same period in 2009 was attributable to a decrease in operating income subject to tax in the U.S. and Ireland, partially offset by an increase in tax expense related to the vesting of stock awards.

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

Other comprehensive income:

	Year Ended
	December 31,
	2009	2010
	(Dollars in thousands)

Net income	$102,492	$65,816
Net change in fair value of derivatives, net of tax expense of $1,473 and $268, respectively	92,396	1,994
Derivative loss reclassified into earnings	12,894	9,634
Gain on debt investments reclassified into earnings	(4,965)	—
Net change in unrealized fair value of debt investments	2,429	—

Total comprehensive income	$205,246	$77,444

Other comprehensive income was $77.4 million for the year ended December 31, 2010, a decrease of $127.8 million from the $205.2 million of other comprehensive income for the year ended December 31, 2009. Other comprehensive income for the year ended December 31, 2010 primarily consisted of:

•	$65.8 million of net income;

•	$2.0 million gain from a change in interest rate derivatives, net of taxes which is lower from 2009 due to a relatively flat LIBOR curve at December 31, 2010 as compared to December 31, 2009; and

•	$9.6 million of amortization reclassified into earnings of deferred net losses related to amortization from terminated interest rate derivatives.

Other comprehensive income for the year ended December 31, 2009 primarily consisted of:

•	$102.5 million of net income;

•	$92.4 million gain from a change in interest rate derivatives, net of taxes which is higher from 2008 due to an increase in the LIBOR curve at December 31, 2009 as compared to December 31, 2008; and

•	$12.9 million of amortization reclassified into earnings of deferred net losses related to amortization from terminated interest rate derivatives.

The amount of loss expected to be reclassified from accumulated other comprehensive income into interest expense over the next 12 months consists of net interest settlements on active interest rate derivatives in the amount of $89.3 million and the amortization of deferred net losses from terminated interest rate derivatives in the amount of $14.9 million. See “Liquidity and Capital Resources — Hedging” below for more information on deferred net losses as related to terminated interest rate derivatives.

Comparison of the year ended December 31, 2008 to the year ended December 31, 2009:

	Year Ended
	December 31,
	2008	2009
	(Dollars in thousands)

Revenues:
Lease rental revenue	$542,270	$511,459
Amortization of net lease discounts and lease incentives	1,815	(11,229)
Maintenance revenue	34,460	58,733

Total lease rentals	578,545	558,963
Interest income	3,174	1,924
Other revenue	868	9,698

Total revenues	582,587	570,585

Expenses:
Depreciation	201,759	209,481
Interest, net	203,529	169,810
Selling, general and administrative	46,806	46,016
Impairment of aircraft	—	18,211
Maintenance and other costs	3,982	19,431

Total operating expenses	456,076	462,949

Other income (expense):
Gain on sale of flight equipment	6,525	1,162
Other	(10,204)	2,354

Total other income (expense)	(3,679)	3,516

Income from continuing operations before income taxes	122,832	111,152
Income tax provision	7,541	8,660

Net income	$115,291	$102,492

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

Amortization of net lease discounts and lease incentives.

	Year Ended
	December 31,
	2008	2009
	(Dollars in thousands)

Amortization of lease discounts	$12,099	$7,951
Amortization of lease premiums	(3,738)	(2,207)
Amortization of lease incentives	(6,546)	(16,973)

Amortization of net lease discounts and lease incentives	$1,815	$(11,229)

The decrease in amortization of net lease discounts and lease incentives of $13.0 million for the year ended December 31, 2009 as compared to the same period in 2008 results from the decrease in amortization of net lease discounts of $2.6 million and an increase in amortization of lease incentives of $10.4 million for aircraft transitions.

Maintenance revenue.

	Year Ended December 31,
	2008		2009
	Dollars	Number of	Dollars	Number of
	(In thousands)	Leases	(In thousands)	Leases

Unscheduled lease terminations	$23,219	11	$28,356	8
Scheduled lease terminations	11,241	6	30,377	8

Maintenance revenue	$34,460	17	$58,733	16

Unscheduled lease terminations.  For the year ended December 31, 2008, we recorded maintenance revenue in the amount of $23.2 million from unscheduled lease terminations associated with eleven aircraft. Comparatively, for the same period in 2009, we recorded maintenance revenue totaling $28.3 million from unscheduled lease terminations associated with eight aircraft returned in 2009.

Scheduled lease terminations.  For the year ended December 31, 2008, we recorded maintenance revenue from scheduled lease terminations totaling $11.2 million associated with six aircraft. Comparatively, for the same period in 2009, we recorded $30.4 million, primarily associated with maintenance revenue from eight scheduled lease terminations.

Interest income.  The decrease in interest income of $1.3 million was due primarily to the sale of two of our debt investments in February 2008 and our remaining debt investments which were sold in the third and fourth quarters of 2009.

Other Revenue.  The increase in other revenue of $8.8 million is due primarily to additional fees paid by lessees in connection with the early termination of four leases. See “Summary of Impairments” below for a detailed discussion of the related impairment charge for certain aircraft.

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

Interest, net consisted of the following:

	Year Ended
	December 31,
	2008	2009
	(Dollars in thousands)

Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$169,860	$146,617
Hedge ineffectiveness losses 4	16,623	463
Amortization of interest rate derivatives related to deferred losses	15,488	12,894
Losses on termination of interest rate derivatives	1,003	—
Amortization of deferred financing fees	13,603	12,232

Interest Expense	216,577	172,206
Less interest income	(7,311)	(939)
Less capitalized interest	(5,737)	(1,457)

Interest, net	$203,529	$169,810

Interest, net decreased by $33.7 million, or 16.6%, over the year ended December 31, 2008. The net decrease is primarily a result of:

•	a $23.2 million decrease in interest expense on our borrowings due primarily to a lower average debt balance (average debt balance during the year ended December 31, 2009 was $2.45 billion as compared to $2.71 billion in the same period in 2008) and lower interest rates during 2009 as compared to 2008;

•	a $16.2 million decrease resulting from changes in measured hedge ineffectiveness due primarily to prior year debt changes;

•	a $2.6 million decrease in amortization of deferred losses on interest rate derivatives due primarily to:

•	$6.6 million decrease related to accelerated amortization of deferred losses from terminated interest rate derivatives for borrowings that we are no longer making (i.e., that are no longer probable of occurring) as a result of a lower forecasted debt financings.

This decrease was offset by:

•	$4.0 million increase related to amortization of deferred losses on terminated interest rate derivatives for borrowings we anticipate making in the future (i.e., that are probable of occurring). The deferred losses are amortized into interest expense as the interest payments being hedged occur;

•	a $1.4 million decrease in amortization of deferred financing fees resulting primarily from the closing of our revolving credit facilities during 2008; and

•	a $1.0 million decrease in hedge termination charges.

These decreases were offset partially by:

•	a $6.4 million decrease in interest income earned on our cash balances, resulting from significantly lower interest rates during the year ended December 31, 2009 compared to the same period in 2008; and

•	a $4.3 million decrease in capitalized interest due to lower interest rates during the year ended December 31, 2009 compared to the same period in 2008 and the delivery of aircraft from freighter conversion and the manufacturer.

Selling, general and administrative expenses, or SG&A, for the year ended December 31, 2009 decreased slightly over the same period in 2008. Our headcount decreased from 76 employees at December 31, 2008 to 74 employees at December 31, 2009. Non-cash share based expense was $6.5 million in 2008 and $6.9 million in 2009, respectively.

Impairment of aircraft was $18.2 million during the year ended December 31, 2009 which related to two Boeing Model 737-300 aircraft and two Boeing Model 757-200 aircraft. We did not recognize any impairment charges in the year ended December 31, 2008. See “Summary of Impairments” below for a detailed discussion of the related impairment charge for certain aircraft.

Maintenance and other costs was $19.4 million for the year ended December 31, 2009, an increase of $15.4 million over the same period in 2008.

Maintenance and other costs for the year ended December 31, 2009 primarily consisted of:

•	$6.9 million in aircraft maintenance and other transitions costs primarily relating to scheduled and unscheduled lease terminations for aircraft returned to us in 2009;

•	$2.9 million in aircraft maintenance and transition costs for four passenger aircraft converted to freighter aircraft;

•	$4.7 million in aircraft maintenance and other transitions costs relating to unscheduled lease terminations in 2008; and

•	$4.9 million of aircraft insurance and other maintenance costs related to our aircraft.

Maintenance and other costs for the year ended December 31, 2008 primarily consisted of $4.0 million of aircraft insurance and other maintenance costs related to our aircraft.

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

Other comprehensive income (loss):

	Year Ended
	December 31,
	2008	2009
	(Dollars in thousands)

Net income	$115,291	$102,492
Net change in fair value of derivatives, net of tax benefit of $2,602 and tax expense of $1,473, respectively	(245,407)	92,396
Derivative loss reclassified into earnings	16,491	12,894
Gain on debt investments reclassified into earnings	—	(4,965)
Net change in unrealized fair value of debt investments	(8,297)	2,429

Total comprehensive income (loss)	$(121,922)	$205,246

Other comprehensive income was $205.2 million for the year ended December 31, 2009, an increase of $327.2 million over the $121.9 million of other comprehensive loss for the year ended December 31, 2008. Other comprehensive income for the year ended December 31, 2009 primarily consisted of:

•	$102.3 million of net income,

•	$92.4 million gain from a change in interest rate derivatives, net of taxes which is higher from 2008 due to an increase in the LIBOR curve at December 31, 2009 as compared to December 31, 2008, and

•	$12.9 million of amortization reclassified into earnings of deferred net losses related to amortization from terminated interest rate derivatives.

Other comprehensive income for the year ended December 31, 2008 primarily consisted of:

•	$115.3 million of net income,

•	$245.4 million loss from a change in interest rate derivatives, net of taxes due to a decrease in the LIBOR curve at December 31, 2008 as compared to December 31, 2007, and

•	$16.5 million of amortization reclassified into earnings of deferred net losses related to amortization from terminated interest rate derivatives.

See “Liquidity and Capital Resources — Hedging” below for more information on deferred net losses as related to terminated interest rate derivatives.

Summary of Impairments

We had no impairments in 2008.  In the year ended December 31, 2009, we recognized an impairment of $18.2 million related to two Boeing Model 737-300 aircraft and two Boeing Model 757-200 aircraft, which was triggered by the early termination of the related leases and the resulting change to estimated future cash flows. The Company received $18.2 million, of which $8.4 million represented lease termination payments and $9.8 million related to maintenance revenue from the previous lessees of these aircraft. These lease termination payments were recorded as other revenue during the year ended December 31, 2009.

In the year ended December 31, 2010, we recognized an impairment of $7.3 million related to one Boeing Model 737-300 aircraft and one Boeing Model 737-500 aircraft, which was triggered by the early termination of one of the related leases, a signed forward sales agreement for the other aircraft and the resulting change to estimated future cash flows. The Company recorded $4.4 million related to maintenance revenue from the previous lessees at the end of the lease of the aircraft that is subject to a forward sales agreement and $1.8 million related to maintenance revenue from the lessee of one of these aircraft during the year ended December 31, 2010.

We perform a recoverability assessment of all aircraft in our fleet, on an aircraft-by-aircraft basis, at least annually. We performed this recoverability assessment during the third quarter of 2010. Other than the aircraft discussed above, Management believes that the net book value of each aircraft is currently supported by the estimated future undiscounted cash flows expected to be generated by each aircraft, and as such, these aircraft are not impaired at December 31, 2010.

In monitoring the aircraft in our fleet for impairment charges, we identify those aircraft that are most susceptible to failing the recoverability assessment and monitor those aircraft more closely, which may result in more frequent recoverability assessments. The recoverability in the value of these aircraft is more sensitive to changes in contractual cash flows, future cash flow estimates and residual values or scrap values for each aircraft. These are typically older aircraft for which lessee demand is declining. As of December 31, 2010, we had identified ten aircraft as being susceptible to failing the recoverability test. These aircraft had a combined net book value of $192.4 million at December 31, 2010. Management believes that the net book value of each of these aircraft is currently supported by the estimated future undiscounted cash flows expected to be generated by each aircraft, and as such, these aircraft are not impaired at December 31, 2010.

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

Lease Incentives and Amortization

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

Flight Equipment Held for Lease and Depreciation

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

For planned major maintenance activities for aircraft off lease, the Company capitalizes the actual maintenance costs by applying the deferral method. Under the deferral method, we capitalize the actual cost of major maintenance events, which are depreciated on a straight-line basis over the period until the next maintenance event is required.

When we acquire an aircraft with a lease, determining the fair value of attached leases requires us to make assumptions regarding the current fair values of leases for specific aircraft. We estimate a range of current lease rates of like aircraft in order to determine if the attached lease is within a fair value range. If a lease is below or above the range of current lease rates, we present value the estimated amount below or above fair value range over the remaining term of the lease. The resulting lease discount or premium is amortized into lease rental income over the remaining term of the lease.

Impairment of Flight Equipment

We perform a recoverability assessment of all aircraft in our fleet, on an aircraft-by-aircraft basis, at least annually. In addition, a recoverability assessment is performed whenever events or changes in circumstances, or indicators, indicate that the carrying amount or net book value of an asset may not be recoverable. Indicators may include, but are not limited to, a significant lease restructuring or early lease termination, significant air traffic decline, the introduction of newer technology aircraft or engines, an aircraft type is no longer in production or a significant airworthiness directive is issued. When we perform a recoverability assessment, we measure whether the estimated future undiscounted net cash flows expected to be generated by the aircraft exceed its net book value. The undiscounted cash flows consist of cash flows from currently contracted leases, future projected lease rates, transition costs, estimated down time and estimated residual or scrap values for an aircraft. In the event that an aircraft does not meet the recoverability test, the aircraft will be adjusted to fair value, resulting in an impairment charge. See further discussion under “Fair Value Measurements” below.

Management develops the assumptions used in the recoverability analysis based on its knowledge of active lease contracts, current and future expectations of the global demand for a particular aircraft type and historical experience in the aircraft leasing market and aviation industry, as well as information received from third party industry sources. The factors considered in estimating the undiscounted cash flows are impacted by changes in future periods due to changes in contracted lease rates, residual values, economic conditions, technology, airline demand for a particular aircraft type and many of the risk factors discussed in Item 1A. “Risk Factors”.

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

Fair Value Measurements

We measure the fair value of interest rate derivative assets and liabilities on a recurring basis. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Our valuation model for interest rate derivatives classified in level 2 maximizes the use of observable inputs, including contractual terms, interest rate curves, cash rates and futures rates and minimizes the use of unobservable inputs, including an assessment of the risk of non-performance by the interest rate derivative counterparty in valuing derivative assets, an evaluation of the Company’s credit risk in valuing derivative liabilities and an assessment of market risk in valuing the derivative asset or liability. We use our interest rate derivative counterparty’s valuation of our interest rate derivatives to validate our models. Our interest rate derivatives are sensitive to market changes in LIBOR as discussed in “ITEM 7A. — Quantitative and Qualitative Disclosures about Market Risk.”

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

We also measure the fair value of aircraft on a non-recurring basis when US GAAP requires the application of fair value, including events or changes in circumstances that indicate that the carrying amounts of aircraft may not be recoverable. We principally use the income approach to measure the fair value of these assets. The income approach is based on the present value of cash flows from contractual lease agreements and projected future lease payments, net of expenses, which extend to the end of the aircraft’s economic life in its highest and best use configuration, as well as a disposal value based on expectations of market participants.

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

In August 2010, the FASB issued an exposure draft, “Leases” (“Lease ED”), which would replace the existing guidance in Accounting Standard Codification 840 (“ASC 840”), Leases. Under the Lease ED, a lessor would be required to adopt a right-of-use model where the lessor would apply one of two approaches to each lease based on whether the lessor retains exposure to significant risks or benefits associated with the underlying asset. For the lessor, the right-of-use model records a right to receive lease payment (lease receivable) and a lease liability, for the obligation to permit the lessee to use the underlying asset. The comment period for the Lease ED ended on December 15, 2010 and a final standard is expected to be issued in the second quarter of 2011. A final standard may have an effective date no earlier than 2014. When and if the proposed guidance becomes effective, it may have a significant impact on the Company’s consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity currently are cash on hand, cash generated by our aircraft leasing operations and loans secured by new aircraft we acquire and unsecured borrowings. Our business is very capital intensive, requiring significant investments in order to expand our fleet during periods of growth and investments in maintenance and improvements on our existing portfolio. Our business also generates a significant amount of cash from operations, primarily from lease rentals and maintenance collections. These sources have historically provided liquidity for these investments and for other uses, including the payment of dividends to our shareholders. In the past, we have also met our liquidity and capital resource needs by utilizing several sources, including:

•	lines of credit, our securitizations, term financings and, more recently, secured borrowings supported by export credit agencies for new aircraft acquisitions;

•	unsecured indebtedness, including an unsecured revolving credit facility and unsecured senior notes;

•	public offerings of common shares; and

•	asset sales.

Going forward, we expect to continue to seek liquidity from these sources subject to pricing and conditions that we consider satisfactory.

In June 2010, we closed a $108.5 million pre-delivery payment financing loan facility from Sumitomo Mitsui Banking Corporation (SMBC) with respect to six new Airbus A330-200 passenger aircraft scheduled for delivery on long-term leases to SAA during 2011. As of December 31, 2010, we had drawn down $88.5 million under this facility.

In July 2010, we issued $300.0 million aggregate principal amount of 9.75% senior unsecured notes due 2018. The notes were issued at 98.645% of par and were offered only to qualified institutional buyers and buyers outside the United States in accordance with Rule 144A and Regulation S, respectively, under the Securities Act of 1933. We used a portion of the net proceeds of the private placement to repay $25 million drawn under a credit facility used in connection with the purchase of the first A330 SLB Aircraft and used the remaining net proceeds to repay all of the outstanding indebtedness under our Term Financing No. 2 and for general corporate purposes, including the purchase of aviation assets. In October 2010 we completed an exchange offer registered under the Securities Act whereby all the privately placed notes were exchanged for registered notes having terms substantially identical to the privately placed notes.

In September 2010, we entered into a $50.0 million senior unsecured revolving credit facility with Citigroup Global Markets Inc. which has a three-year term. As of December 31, 2010, we had not drawn down on this facility.

In addition, in July 2010, we secured new financing commitments which will benefit from an ECA guarantee provided by Compagnie Francaise d’Assurance pour le Commerce Exterieur, or COFACE, as follows:

•	SMBC committed $250.0 million in debt to finance the first three New A330 Aircraft;

•	Citibank, N.A. committed approximately $221.0 million to finance three New A330 Aircraft of which we borrowed $69.0 for the delivery of one New A330 Aircraft in August 2010; and

•	The Bank of Tokyo-Mitsubishi UFJ, Ltd. (BOTM) committed approximately $227.0 million to finance three New A330 Aircraft of which we borrowed $69.3 million for the delivery of one New A330 Aircraft in November 2010.

During the twelve months ended December 31, 2010, we funded $139.0 million of pre-delivery payments (including buyer furnished equipment) on our New A330 Aircraft. As described above, we also drew down $88.5 million under the pre-delivery payment financing loan to refinance certain pre-delivery payments made to Airbus.

In 2011, we are scheduled to take delivery of seven New A330 Aircraft. Based on our existing funding commitments described above and previously funded pre-delivery payments, we expect that the seven New A330 Aircraft deliveries in 2011 will require funding from us of approximately $37.3 million.

Under the terms of Securitization No. 1, if we do not refinance this facility by June 15, 2011, all cash flows available after expenses and interest will be applied to debt amortization after that date. Assuming we do not refinance this facility by June 15, 2011, we expect that debt amortization payments over the next twelve months will be approximately $45.4 million dollars compared to $21.0 million over the 12 months ended December 31, 2010.

In addition, as of December 31, 2010, we expect capital expenditures and lessee maintenance payment draws on our aircraft portfolio during 2011 to be approximately $120.0 million to $130.0 million, excluding purchase obligation payments, and we expect maintenance collections from lessees on our owned aircraft portfolio to be approximately equal to the expected expenditures and draws over the next twelve months. There can be no assurance that the capital expenditures, our contributions to maintenance events and lessee maintenance payment draws described above will not be greater than expected or that our expected maintenance payment collections or disbursements will equal our current estimates.

In March 2011, we completed the annual maintenance-adjusted appraisal for the Term Financing No. 1 Portfolio and determined that we expect to be in compliance with the loan to value ratio on the April 2011 payment date.

In March 2011, the Company’s Board of Directors authorized the repurchase of up to $60 million of the Company’s common shares. Under the program, the Company may purchase its common shares from time to time in the open market or in privately negotiated transactions. The amount and timing of the purchases will depend on a number of factors including the price and availability of the Company’s common shares, trading volume and general market conditions. The Company may also from time to time establish a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate purchases of its common shares under this authorization.

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

We believe that cash on hand, funds generated from operations, maintenance payments received from lessees, proceeds from contracted aircraft sales and funds we expect to borrow upon delivery of the New A330 Aircraft we acquire in future periods, including borrowings under export credit agency-supported loan facilities, will be sufficient to satisfy our liquidity and capital resource needs over the next twelve months. Our liquidity and capital resource needs include pre-delivery payments under the Airbus A330 Agreement, payments for buyer furnished equipment, payments due at delivery of the New A330 Aircraft, payments due under our other aircraft purchase commitments, required principal and interest payments under our long-term debt facilities, as well as repayments under our A330 PDP Facility, expected capital expenditures, lessee maintenance payment draws and lease incentive payments over the next twelve months.

Cash Flows

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2009	2010
	(Dollars in thousands)

Net cash flow provided by operating activities	$321,806	$300,811	$374,872
Net cash flow (used in) provided by investing activities	37,640	(269,434)	(541,115)
Net cash flow provided by (used in) financing activities	(292,045)	30,342	263,534

Operating Activities:

Cash flow from operations was $374.9 million in 2010 as compared to $300.8 million in 2009. The increase in cash flow from operations of approximately $74.1 million for the year ended December 31, 2010 versus the same period in 2009 was primarily a result of:

•	a $19.6 million increase in cash from lease rental revenue;

•	a net $42.0 million increase in cash from the release of restricted cash from returned security deposits, the payment of expenses which was offset by the receipt of maintenance payments;

•	a $22.2 million increase in cash from working capital, of which $12.8 million relates to accrued interest for our Notes which will be paid in February 2011; and

•	a $9.0 million increase in cash from a decrease in cash payments for interest.

This increase was offset partially by:

•	$12.4 million lower cash from end of lease maintenance revenue; and

•	$1.7 million cash from an increase in cash payments for taxes.

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

Investing Activities:

Cash used in investing activities was $541.1 million in 2010 and $269.4 million in 2009. The increase in cash flow used in investing activities of $271.7 million for the year ended December 31, 2010 versus the same period in 2009, was primarily a result of:

•	a $250.4 million increase in the acquisition and improvement of flight equipment;

•	a $61.1 million increase in purchase deposits under our Airbus A330 Agreement; and

•	$17.2 million lower proceeds from the sale of and principal payments on our debt investments, as we had sold all of our debt investments by the end of 2009.

This increase was offset partially by:

•	$57.0 million higher proceeds from the sale of flight equipment.

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

Financing Activities:

Cash flow from financing activities was $263.5 million in 2010 as compared to $30.3 million in 2009. The net increase in cash flow from financing activities of $233.2 million for the year ended December 31, 2010 versus the same period in 2009 was a result of:

•	$405.5 million higher proceeds from notes and term debt financings; and

•	$27.8 million of higher maintenance payments received net of maintenance payments returned.

The inflows were offset partially by:

•	$150.6 million of higher financing repayments on our securitizations and term debt financings;

•	$37.7 million of lower security deposits received net of deposits returned; and

•	a $9.2 million increase in deferred financing costs.

Cash flow from financing activities was a net source of cash of $30.3 million in 2009 as compared to a net use of cash of $292.0 million in 2008. The net increase in cash flow provided by financing activities of $322.4 million for the year ended December 31, 2009 versus the same period in 2008 was a result of:

•	$151.3 million of lower payments for terminated cash flow hedges;

•	$82.3 million of lower dividend payments;

•	$67.7 million of lower principal payments on our repurchase agreements;

•	$18.1 million of lower deferred financings costs; and

•	$14.1 million of security deposits and maintenance payments received (net of payments).

These decreases were offset partially by:

•	$12.1 million of lower borrowings (net of repayments) on our credit facilities, term debt financings and securitizations.

Debt Obligations

The following table provides a summary of our secured and unsecured debt financings at December 31, 2010:

						Final
		Outstanding	Number of	Interest		Stated
Debt Obligation	Collateral	Borrowing	Aircraft	Rate(1)		Maturity(2)
		(Dollars in thousands)

Secured Debt Financings:
Securitization No. 1	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	$415,103	33	0.53%		06/20/31
Securitization No. 2	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	997,713	54	0.53%		06/14/37
Term Financing No. 1	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	643,196	27	2.02%		05/02/15
ECA Term Financings	Interests in aircraft leases, beneficial interests in aircraft leasing entities and related interests	267,311	4	2.65	% to 4.48%	05/27/21 to 11/03/22
A330 PDP Facility	Interests in Airbus A330 Agreement and aircraft leases	88,487	6	2.76%		12/01/11(3)

Total secured debt Financings		2,411,810

Unsecured Debt Financings:
Senior Notes due 2018	None	296,148	—	9.75%		08/01/18
2010 Revolving Credit Facility	None	—		—		09/28/13

Total unsecured debt financings		296,148

Total secured and unsecured debt financings		$2,707,958

(1)	Reflects floating rate in effect at the most recent applicable reset date, except for the ECA Term Financings which are fixed rate.

(2)	For Securitization No. 1, Securitization No. 2 and Term Financing No. 1, all cash flows available after expenses and interest will be applied to debt amortization, if the debt is not refinanced by June 2011, June 2012, and May 2013, respectively.

(3)	Reflects the last scheduled delivery month for the six relevant new Airbus A330-200 delivery positions. The final maturity date is the earlier of the aircraft delivery date or nine months after the scheduled delivery month for the last scheduled delivery position.

The following securitizations and term debt financing structures include liquidity facility commitments described in the table below:

		Available Liquidity
		December 31,	December 31,	Unused	Interest Rate
Facility	Liquidity Facility Provider	2009	2010	Fee	on any Advances
		(Dollars in thousands)

Securitization No. 1	Calyon	$42,000	$42,000	0.45%	1M Libor + 1.00%
Securitization No. 2	HSH Nordbank AG(1)	79,617	74,828	0.50%	1M Libor + 0.75%
Term Financing No. 1	Calyon	14,174	12,864	0.60%	1M Libor + 1.20%

(1)	Following a ratings downgrade with respect to the liquidity facility provider in May 2009, the liquidity facility was drawn and the proceeds, or permitted investments thereof, remain available to provide liquidity if required. Amounts drawn following a ratings downgrade with respect to the liquidity facility provider do not bear interest; however, net investment earnings will be paid to the liquidity facility provider and the unused fee continues to apply.

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

In May 2009, we were notified of a short-term credit rating downgrade of the liquidity facility provider for Securitization No. 2, HSH Nordbank AG. This downgrade required a drawing of the liquidity facility in cash, which was deposited in a liquidity facility deposit account and held as cash collateral. HSH Nordbank AG directs the investment of this restricted cash into AAA-rated investments. Accordingly, the restricted cash is recorded as an asset on our consolidated balance sheet as Restricted liquidity facility collateral. In addition, the commitment to repay the Securitization No. 2 liquidity facility is recorded as a liability on our consolidated balance sheet as Liquidity facility. As of December 31, 2010, the liquidity facilities for Securitization No. 1 and Term Financing No. 1 remain undrawn.

Secured Debt Financings:

Securitization No. 1

On June 15, 2006, we closed Securitization No. 1, a $560.0 million transaction comprising 40 aircraft and related leases, which we refer to as Portfolio No. 1. In connection with Securitization No. 1, two of our subsidiaries, ACS Aircraft Finance Ireland plc, or ACS Ireland, and ACS Aircraft Finance Bermuda Limited, or ACS Bermuda, which we refer to together with their subsidiaries as the ACS 1 Group, issued $560.0 million of ACS 1 Notes to the ACS 2006-1 Pass Through Trust, or the ACS 1 Trust. The ACS 1 Trust simultaneously issued a single class of Class G-1 pass through trust certificates, or the ACS 1 Certificates, representing undivided fractional interests in the notes. Payments on the ACS 1 Notes will be passed through to holders of the ACS 1 certificates. The ACS 1 Notes are secured by ownership interests in aircraft-owning subsidiaries of ACS Bermuda and ACS Ireland and the aircraft leases, cash, rights under service agreements and any other assets they may hold. We retained 100% of the rights to receive future cash flows from Portfolio No. 1 after the payment of claims that are senior to our rights, including but not limited to payment of expenses related to the aircraft and fees of service providers, interest and principal payments to certificate holders, amounts owed to hedge providers and amounts, if any, owed to the policy provider and liquidity provider for previously unreimbursed advances.

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

In March 2011, we completed the annual maintenance-adjusted appraisal for the Term Financing No. 1 Portfolio and determined that we expect to be in compliance with the loan to value ratio on the April 2011 payment date.

Term Financing No. 2

The outstanding principal balance of Term Financing No. 2 in the amount of $103.2 million, plus accrued interest, loan breakage fees, interest rate derivative breakage fees of $3.6 million, and accrued interest on the terminated interest rate derivative, was repaid in full from the proceeds of the 2010-1 Notes on August 12, 2010, and no further amounts may be drawn thereunder. During the third quarter of 2010, we wrote-off $1.9 million of deferred financing fees, which is reflected in interest expense on the consolidated statement of income.

ECA Term Financings

In May 2009, we entered into a twelve-year $70.9 million term loan with Citibank International Plc which is supported by a guarantee from Compagnie Francaise d’Assurance pour le Commerce Exterieur, or COFACE, the French government sponsored export credit agency, or ECA, for the financing of a new Airbus Model A330-200 aircraft. The borrowing under this financing bears a fixed rate of interest equal to 4.475%. In December 2009, we entered into a twelve-year $71.3 million term loan with Calyon, which is also supported by a guarantee from COFACE, for the financing of a new Airbus Model A330-200 aircraft. The borrowing under this financing bears a fixed rate of interest equal to 3.96%. In August 2010, we entered into a twelve-year $69.0 million term loan with Citibank N.A., which is supported by a guarantee from COFACE for the financing of a new Airbus Model A330-200F freighter aircraft. The borrowing under this financing bears a fixed rate of interest equal to 2.645%. In November 2010, we entered into a twelve-year $69.3 million term loan with The Bank of Tokyo — Mitsubishi UFJ, LTD, which is supported by a guarantee from COFACE for the financing of a new Airbus Model A330-200F freighter aircraft. The borrowing under this financing bears a fixed rate of interest equal to 2.685%. We refer to these COFACE-supported financings as “ECA Term Financings”.

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

Unsecured Debt Financings:

2010-1 Notes

On July 30, 2010, we issued $300.0 million aggregate principal amount of 9.75% Senior Notes due 2018, which we refer to as the “2010-1 Notes”, pursuant to an Indenture, dated as of July 30, 2010, between Aircastle Limited and Wells Fargo Bank, National Association, as trustee. The 2010-1 Notes were issued at 98.645% of par for an effective interest rate of 10.00%, and were offered and sold only to qualified institutional buyers and buyers outside the United States in accordance with Rule 144A and Regulation S, respectively, under the Securities Act of 1933. The 2010-1 Notes will mature on August 1, 2018 and bear interest at the rate of 9.75% per annum, payable semi-annually in arrears on February 1 and August 1, commencing on February 1, 2011 to holders of record on the immediately preceding January 15 and July 15.

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

In October 2010 we completed an exchange offer registered under the Securities Act whereby all the outstanding unregistered 2010-1 Notes were exchanged for registered notes that are substantially identical to the privately placed notes.

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

Contractual Obligations

Our contractual obligations consist of principal and interest payments on variable rate liabilities, interest payments on interest rate derivatives, purchase obligations under the Airbus A330 Agreement, other aircraft acquisition agreements and rent payments pursuant to our office leases. Total contractual obligations increased from $3.69 billion at December 31, 2009 to approximately $3.82 billion at December 31, 2010 due primarily to:

•	an increase in borrowings under our 2010-1 Notes, our ECA Term Financings and under our A330 PDP Facility.

These increases were partially offset by:

•	principal and interest payments made under our securitizations and term financings, including the prepayment of Term Financing No. 2 and the A330 SLB facility; and

•	lower variable interest rates and payments made under our purchase obligations.

The following table presents our actual contractual obligations and their payment due dates as of December 31, 2010.

	Payments Due By Period as of December 31, 2010
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
		(Dollars in thousands)

Principal payments:
2010-1 Notes(1)	$300,000	$—	$—	$—	$300,000
Securitization No. 1(2)	415,103	45,396	125,453	140,307	103,947
Securitization No. 2(3)	997,713	98,971	239,818	291,698	367,226
Term Financing No. 1(4)	643,196	49,657	118,008	475,531	—
ECA Term Financings(5)	267,311	19,712	41,550	44,583	161,466
A330 PDP Facility(6)	88,487	88,487	—	—	—

Total principal payments	2,711,810	302,223	524,829	952,119	932,639

Interest payments:
Interest payments on debt obligations(7)	369,850	60,105	109,399	90,805	109,541
Interest payments on interest rate derivatives(8)	247,804	92,719	97,847	50,165	7,073

Total interest payments	617,654	152,824	207,246	140,970	116,614

Office leases(9)	2,870	1,118	1,298	363	91
Purchase obligations(10)	491,627	430,232	61,395	—	—

Total	$3,823,961	$886,397	$794,768	$1,093,452	$1,049,344

(1)	Includes scheduled balloon payment on August 1, 2018.

(2)	For this non-recourse financing, includes principal payments based on amortization schedules so that the loan to assumed aircraft values are held constant through the June 2011 payment date; thereafter, estimated principal payments for this financing are based on excess cash flows available from forecasted lease rentals, net maintenance funding and proceeds from asset disposition after the payment of forecasted operating expenses and interest payments, including interest payments on existing swap agreements and policy provider fees.

(3)	For this non-recourse financing, includes principal payments based on amortization schedules so that the loan to assumed aircraft values are held constant through the June 2012 payment date; thereafter, estimated principal payments for this financing are based on excess cash flows available from forecasted lease rentals, net maintenance funding and proceeds from asset disposition after the payment of forecasted operating expenses and interest payments, including interest payments on existing swap agreements and policy provider fees. Payments due in less than one year includes repayments of $57.5 million related to contracted sales of six aircraft.

(4)	Includes scheduled principal payments through May 2013, after which all excess cash flow is required to reduce the principal balances of the indebtedness until maturity in May 2015.

(5)	Includes scheduled principal payments based upon fixed rate, 12 year, fully amortizing loans.

(6)	Includes principal payments based upon the scheduled delivery of aircraft. The final maturity date is the earlier of the delivery date or nine months after the scheduled delivery date.

(7)	Future interest payments on variable rate, LIBOR-based debt obligations are estimated using the interest rate in effect at December 31, 2010.

(8)	Future interest payments on derivative financial instruments are estimated using the spread between the floating interest rates and the fixed interest rates in effect at December 31, 2010.

(9)	Represents contractual payment obligations for our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.

(10)	At December 31, 2010, we had aircraft purchase agreements including the acquisition of eight New A330 Aircraft from Airbus.

Capital Expenditures

We make capital expenditures from time to time in connection with improvements made to our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the years ended December 31, 2008, 2009 and 2010, we incurred a total of $30.2 million, $49.3 million and $46.5 million, respectively, of capital expenditures (including lease incentives) related to the acquisition and improvement of aircraft.

As of December 31, 2010, the weighted average age (by net book value) of our aircraft was approximately 11.0 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Under our leases, the lessee is primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement. At December 31, 2010, we had a $342.3 million maintenance payment liability on our balance sheet which is an $89.2 million increase from 2009. The increase primarily consisted of net maintenance cash inflows of $73.0 million and lease incentive liabilities of $11.7 million. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.

Actual maintenance payments to us by lessees in the future may be less than projected as a result of a number of factors, including defaults by the lessees. Maintenance reserves may not cover the entire amount of actual maintenance expenses incurred and, where these expenses are not otherwise covered by the lessees, there can be no assurance that our operational cash flow and maintenance reserves will be sufficient to fund maintenance requirements, particularly as our aircraft age. See “Item 1A. Risk Factors — Risks related to our leases — If lessees are unable to fund their maintenance obligations on our aircraft, our cash flow and our ability to meet our debt obligations or to pay dividends on our common shares could be adversely affected.”

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2010.

Foreign Currency Risk and Foreign Operations

At December 31, 2010, all of our leases are payable to us in U.S. dollars. However, we incur Euro and Singapore dollar-denominated expenses in connection with our subsidiary in Ireland and branch office in Singapore. As of December 31, 2010, 12 of our 78 employees were based in Ireland and four employees were based in Singapore. For the year ended December 31, 2010, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated approximately $7.5 million in U.S. dollar equivalents and represented approximately 16.4% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, it is likely that our international operations and our exposure to foreign currency risk will increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases we may enter into hedging transactions in the future to mitigate this risk. For the years ended December 31, 2008, 2009 and 2010, we incurred insignificant net gains and losses on foreign currency transactions.

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

We held the following interest rate derivatives as of December 31, 2010:

Derivative Assets
Future
	Current			Maximum
	Notional	Effective	Maturity	Notional	Floating	Fixed	Balance Sheet
Hedged Item	Amount	Date	Date	Amount	Rate	Rate	Location	Fair Value
(Dollars in thousands)

Interest rate derivatives not designated as cash flow hedges :
ECA Term Financing for New A330 Aircraft(1)	$—	Jul-11	Jul-23	$67,000	3M LIBOR	4.0%	Fair value of derivative assets	$374

(1)	In October 2010, we paid $119 for an option that expires July 13, 2011 and gives us the right to enter into a forward starting swap with an amortizing notional of $67,000. Although this interest rate derivative is hedging the interest payments related to the ECA Financing of our July 2011 delivery in the New A330 Aircraft portfolio, we have not designated this interest rate derivative as a cash flow hedge for accounting purposes. As such, all mark to market adjustments related to this contract are being charged to other income (expense) on our consolidated statement of income. The amount charged to other income (expense) through December 31, 2010 was income in the amount of $255.

	Derivative Liabilities
				Future
	Current			Maximum
	Notional	Effective	Maturity	Notional	Floating	Fixed	Balance Sheet
Hedged Item	Amount	Date	Date	Amount	Rate	Rate	Location	Fair Value
	(Dollars in thousands)

Interest rate derivatives designated as cash flow hedges :
Securitization No. 1	$427,575	Jun-06	Jun-16	$427,575	1M LIBOR + 0.27%	5.78%	Fair value of derivative liabilities	$58,098
Securitization No. 2	994,059	Jun-07	Jun-12	994,059	1M LIBOR	5.25% to 5.36%	Fair value of derivative liabilities	66,306
Term Financing No. 1(1)	582,564	Jun-08	May-13	582,564	1M LIBOR	4.04%	Fair value of derivative liabilities	38,816
Term Financing No. 1(1)	—	May-13	May-15	478,044	1M LIBOR	5.31%	Fair value of derivative liabilities	16,365

Total interest rate derivatives	$2,004,198			$2,482,242				$179,585

(1)	The interest payments related to Term Financing No. 1 are being hedged by two consecutive interest rate derivatives. When the first matures in May 2013, the next becomes effective.

Our interest rate derivatives involve counterparty credit risk. As of December 31, 2010, our interest rate derivatives are held with the following counterparties: JP Morgan Chase Bank NA, Citibank Canada NA and HSH Nordbank AG. All of our counterparties or guarantors of these counterparties are considered investment grade (senior unsecured ratings of A3 or above) by Moody’s Investors Service. All are also considered investment grade (long-term foreign issuer ratings of A or above) by Standard and Poor’s except HSH Nordbank AG which is not rated. We do not anticipate that any of these counterparties will fail to meet their obligations.

In addition to the derivative liability above, another component of the fair value of our interest rate derivatives is accrued interest. As of December 31, 2010, accrued interest payable included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheet was $5.7 million related to interest rate derivatives designated as cash flow hedges.

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

Prior to the securitizations and term debt financings, our interest rate derivatives typically required us to post cash collateral to the counterparty when the value of the interest rate derivative exceeded a defined threshold. When the interest rate derivatives were terminated and became part of a larger aircraft portfolio financing, there were no cash collateral posting requirements associated with the new interest rate derivative. As of December 31, 2010, we did not have any cash collateral pledged under our interest rate derivatives, nor do we have any existing agreements that require cash collateral postings.

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

The following table summarizes the deferred (gains) and losses and related amortization into interest expense for our terminated interest rate derivative contracts for the years ended December 31, 2008, 2009, and 2010:

											Amount of
											Deferred
											(Gain) or
											Loss
							Unamortized				Expected to
							Deferred	Amount of Deferred (Gain) or Loss			be
	Original					Deferred	(Gain) or	Amortized (including Accelerated			Amortized
	Maximum					(Gain) or	Loss at	Amortization) into Interest Expense			Over the
	Notional	Effective	Maturity	Fixed	Termination	Loss Upon	December 31,	For the Year Ended December 31,			Next Twelve
Hedged Item	Amount	Date	Date	Rate %	Date	Termination	2010	2008	2009	2010	Months
	(Dollars in thousands)

Securitization No. 1	$400,000	Dec-05	Aug-10	4.61	Jun-06	$(12,968)	$—	$(3,214)	$(3,083)	$(1,418)	$—

Securitization No. 1	200,000	Dec-05	Dec-10	5.03	Jun-06	(2,541)	—	(892)	(422)	(297)	—

Securitization No. 2	500,000	Mar-06	Mar-11	5.07	Jun-07	(2,687)	(122)	(746)	(711)	(675)	(122)

Securitization No. 2	200,000	Jan-07	Aug-12	5.06	Jun-07	(1,850)	(523)	(386)	(368)	(350)	(333)

Securitization No. 2	410,000	Feb-07	Apr-17	5.14	Jun-07	(3,119)	(1,663)	(487)	(398)	(348)	(353)

Term Financing No. 1	150,000	Jul-07	Dec-17	5.14	Mar-08	15,281	9,485	1,825	2,055	1,916	1,779

Term Financing No. 1	440,000	Jun-07	Feb-13	4.88	Partial — Mar-08 Full — Jun-08	26,281	10,340	4,364	5,989	5,588	5,185

Term Financing No. 1	248,000	Aug-07	May-13	5.33	Jun-08	9,888	3,690	1,299	2,222	2,677	1,612

Term Financing No. 2	55,000	May-08	Mar-14	5.41	Jun-08	2,380	—	2,380	—	—	—

Term Financing No. 2	360,000	Jan-08	Feb-19	5.16	Partial — Jun-08 Full — Oct-08	23,077	10,170	8,499	2,585	1,823	1,328

Repurchase Agreement	74,000	Feb-06	Jul-10	5.02	Feb-08	878	—	878	—	—	—

Repurchase Agreement	5,000	Dec-05	Sep-09	4.94	Mar-08	144	—	144	—	—	—

Repurchase Agreement	2,900	Jun-05	Mar-13	4.21	Jun-08	(19)	—	(19)	—	—	—

ECA Term Financing for New A330 Aircraft.	238,000	Jan-11	Apr-16	5.23	Dec-08	19,430	18,432	—	985	13	2,841

ECA Term Financing for New A330 Aircraft	231,000	Apr-10	Oct-15	5.17	Partial — Jun-08 Full — Dec-08	15,310	11,732	1,582	1,291	705	2,538

PDP Financing for New A330 Aircraft	203,000	Jun-07	Jan-12	4.89	Dec-08	2,728 (1)	—	1,264	1,464	—	—

ECA Term Financing for New A330 Aircraft	238,000	Jul-11	Sep-16	5.27	Dec-08	17,254	15,969	—	1,285	—	421

Total						$109,467	$77,510	$16,491	$12,894	$9,634	$14,896

(1)	The deferred loss for this swap is related to the period prior to de-designation.

The amount of loss expected to be reclassified from accumulated other comprehensive income (“OCI”) into interest expense over the next 12 months consists of net interest settlements on active interest rate derivatives in the amount of $89.3 million and the amortization of deferred net losses in the amount of $14.9 million. Over the next twelve months, we expect the amortization of deferred net losses to increase as certain gains on Securitizations No. 1 and No. 2 fully amortize in the amount of $0.1 million and the losses on the forward starting A330 swaps in the amount of $5.8 million begin to amortize as we take delivery of these aircraft. For the twelve months ended December 31, 2010, the amount of loss reclassified from OCI into interest expense consisted of net interest settlements on active interest rate derivatives in the amount of $97.4 million, and the amortization of deferred net losses (including accelerated amortization) in the amount of $9.6 million as disclosed below.

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

During 2008, we entered into a series of interest rate forward rate contracts with an initial notional amount of $139.2 million. Although we entered into this arrangement to hedge the variable interest payments in connection with Term Financing No. 2, this instrument was not designated as a cash flow hedge for accounting purposes. All mark to market adjustments related to these contracts were charged directly to other income (expense) on the consolidated statement of income. This interest rate derivative was terminated in August 2010. The loss (income) charged to other income/expense through December 31, 2008, 2009 and 2010 was $4.6 million, $(1.3) million and $0.6 million, respectively.

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

The weighted average interest pay rates of these derivatives at December 31, 2008, 2009 and 2010 were 4.97%, 4.91% and 5.01%, respectively.

The following table summarizes amounts charged directly to the consolidated statement of income for the years ended December 31, 2008, 2009, and 2010 related to our interest rate derivative contracts:

	Year Ended December 31,
	2008	2009	2010
	(Dollars in thousands)

Interest Expense:
Hedge ineffectiveness losses	$16,623	$463	$5,039

Amortization:
Accelerated amortization of deferred losses	11,963	4,924	766
Amortization of deferred (gains) losses	3,525	7,970	8,868
Losses on termination of interest rate swaps	1,003	—	—

Total Amortization	16,491	12,894	9,634

Total charged to interest expense	$33,114	$13,357	$14,673

Other Income (Expense):
Mark to market gains (losses) on undesignated hedges	$(11,446)	$959	$(860)

Total charged to other income (expense)	$(11,446)	$959	$(860)

As of December 31, 2010, we did not have any existing agreements that require cash collateral postings and we were not required to have any cash collateral pledged under our interest rate derivatives or our forward contracts.

Margin Calls

As of December 31, 2009 and 2010, none of our interest rate derivatives were subject to margin calls and we had no repurchase agreements. Historically, our interest rate derivatives and repurchase agreements were, in some cases, subject to margin calls based on the value of the underlying security and the level of interest rates. Margin calls resulting from decreases in the value of our debt instruments or mark-to-market losses on our derivative instruments due to decreasing interest rates required that we post additional collateral. As discussed in “— Hedging above”, we terminated certain interest rate derivatives to limit our exposure to these margin calls and therefore we have no future liquidity exposure to these terminated interest rate contracts. In addition, we terminated the repurchase agreement in early 2008.

Inflation

Inflation affects our lease rentals, asset values and costs, including SG&A expenses and other expenses. Inflation generally would be expected to create upward pressure on lease rentals and asset values and increase the price of the airframes and engines we purchase under the Airbus A330 Agreement, although we have agreed with the manufacturers to certain limitations on price escalation in order to reduce our exposure to inflation. Our contractual commitments described elsewhere in this report include estimates we have made concerning the impact of inflation on our acquisition costs under the Airbus A330 Agreement. We do not believe that our financial results have been, or will be, adversely affected by inflation in a material way.

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

The table below shows the reconciliation of net income to EBITDA for the years ended December 31, 2008, 2009 and 2010, respectively.

	Year Ended December 31,
	2008	2009	2010
	(Dollars in thousands)

Net income	$115,291	$102,492	$65,816
Depreciation	201,759	209,481	220,476
Amortization of net lease discounts and lease incentives	(1,815)	11,229	20,081
Interest, net	203,529	169,810	178,262
Income tax provision	7,541	8,660	6,596

EBITDA	$526,305	$501,672	$491,231

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

The table below shows the reconciliation of net income to ANI and ANIDA for the years ended December 31, 2008, 2009 and 2010.

	Year Ended December 31,
	2008	2009	2010
	(Dollars in thousands)

Net income	$115,291	$102,492	$65,816
Ineffective portion and termination of cash flow hedges(1)	29,589	5,387	5,805
Mark to market of interest rate derivative contracts(2)	11,446	(959)	860
Gain on sale of flight equipment(2)	(6,525)	(1,162)	(7,084)
(Gain) loss on sale of debt investments(2)	245	(4,965)	—
Write-off of deferred financing fees	—	—	2,471
Termination of engine purchase agreement(2)	—	4,000	—

Adjusted net income	150,046	104,793	67,868
Depreciation	201,759	209,481	220,476
Amortization of net lease discounts and lease incentives	(1,815)	11,229	20,081

Adjusted net income plus depreciation and amortization	$349,990	$325,503	$308,425

(1)	Included in Interest, net.

(2)	Included in Other income (expense).

	Year Ended December 31,
Weighted-average shares:	2008	2009	2010

Common shares outstanding	77,750,136	77,986,155	78,488,031
Restricted common shares	895,978	1,317,547	1,118,542

Total weighted-average shares	78,646,114	79,303,702	79,606,573

	Year Ended December 31,
Percentage of weighted-average shares:	2008	2009	2010

Common shares outstanding	98.86%	98.34%	98.59%
Restricted common shares(a)	1.14%	1.66%	1.41%

Total	100.00%	100.00%	100.00%

	Year Ended December 31,
	2008	2009	2010

Weighted-average common shares outstanding — Basic and Diluted(b)	77,750,136	77,986,155	78,488,031

	Year Ended December 31,
Adjusted net income allocation:	2008	2009	2010
	(Dollars in thousands, except per share amounts)

Adjusted net income	$150,046	$104,793	$67,868
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(1,709)	(1,741)	(954)

Adjusted net income allocable to common shares — Basic and Diluted	$148,337	$103,052	$66,914

Adjusted net income per common share — Basic	$1.91	$1.32	$0.85

Adjusted net income per common share — Diluted	$1.91	$1.32	$0.85

	Year Ended December 31,
Adjusted net income plus depreciation and amortization allocation:	2008	2009	2010
	(Dollars in thousands, except per share amounts)

Adjusted net income plus depreciation and amortization	$349,990	$325,503	$308,425
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(3,987)	(5,408)	(4,334)

Adjusted net income plus depreciation and amortization allocable to common shares — Basic and Diluted	$346,003	$320,095	$304,091

Adjusted net income plus depreciation and amortization per common share — Basic	$4.45	$4.10	$3.87

Adjusted net income plus depreciation and amortization per common share — Diluted	$4.45	$4.10	$3.87

(a)	For the years ended December 31, 2008, 2009 and 2010, distributed and undistributed earnings to restricted shares is 1.14%, 1.66% and 1.41%, respectively, of net income. The amount of restricted share forfeitures for all periods presented is immaterial to the allocation of distributed and undistributed earnings.

(b)	For the years ended December 31, 2008, 2009 and 2010, we have no dilutive shares.

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

EBITDA, ANI, and ANIDA are not alternatives to net income, income from operations or cash flows provided by or used in operations as calculated and presented in accordance with US GAAP. You should not rely on these non-US GAAP measures as a substitute for any such US GAAP financial measure. We strongly urge you to review the reconciliations to US GAAP net income, along with our consolidated financial statements included elsewhere in this Annual Report. We also strongly urge you to not rely on any single financial measure to evaluate our business. In addition, because EBITDA, ANI and ANIDA are not measures of financial performance under US GAAP and are susceptible to varying calculations, EBITDA, ANI and ANIDA, as presented in this Annual Report, may differ from and may not be comparable to similarly titled measures used by other companies.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

A hypothetical 100-basis point increase/decrease in our variable interest rates would increase/decrease the minimum contracted rentals on our portfolio as of December 31, 2010 by $0.8 million and

$0.4 million, respectively, over the next twelve months. As of December 31, 2010, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $0.6 million and $0.2 million, respectively, net of amounts received from our interest rate derivatives, over the next twelve months.

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

Management’s Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO, and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2010. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010. The assessment was based on criteria established in the framework Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Ernst & Young LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, audited the effectiveness of our controls over financial reporting as of December 31, 2010. Ernst & Young LLP has issued their report which is included below.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Aircastle Limited

We have audited Aircastle Limited and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Aircastle Limited and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Aircastle Limited and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aircastle Limited and subsidiaries as of December 31, 2009 and 2010, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010 of Aircastle Limited and subsidiaries and our report dated March 10, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 10, 2011

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and background of each of our directors nominated for election will be contained under the caption “Election of Directors” in our Proxy Statement for our 2011 Annual General Meeting of Shareholders. The identification of our Audit Committee and our Audit Committee financial experts will be contained in our Proxy Statement for our 2011 Annual General Meeting of Shareholders under the captions “CORPORATE GOVERNANCE — Committees of the Board of Directors — The Audit Committee.” Information regarding our Code of Business Ethics and Conduct, any material amendments thereto and any related waivers will be contained in our Proxy Statement for our 2010 Annual General Meeting of Shareholders under the captions “CORPORATE GOVERNANCE — Code of Business Conduct and Ethics.” All of the foregoing information is incorporated herein by reference. The Code of Business Conduct and Ethics is posted on Aircastle’s Website at www.aircastle.com under Investors — Corporate Governance. Pursuant to Item 401(b) of Regulation S-K, the requisite information pertaining to our executive officers is reported immediately following Item 4 of Part I of this report.

Information on compliance with Section 16(a) of the Exchange Act will be contained in our Proxy Statement for our 2011 Annual General Meeting of Shareholders under the captions “OWNERSHIP OF AYR COMMON SHARES — Section 16 Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information on compensation of our directors and certain named executive officers will be contained in our Proxy Statement for our 2011 Annual General Meeting of Shareholders under the captions “Directors’ Compensation” and “EXECUTIVE COMPENSATION,” respectively, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information on the number of shares of Aircastle’s common shares beneficially owned by each director, each named executive officer and by all directors and executive officers as a group will be contained under the captions “OWNERSHIP OF THE COMPANY’S COMMON SHARES — Security Ownership by Management” and information on each beneficial owner of more than 5% of Aircastle’s common shares is contained under the captions “OWNERSHIP OF THE COMPANY’S COMMON SHARES — Security Ownership of Certain Beneficial Owners” in our Proxy Statement for our 2011 Annual General Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to certain transactions between Aircastle and its affiliates and certain other persons will be set forth under the caption “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS” in our Proxy Statement for our 2011 Annual General Meeting of Shareholders and is incorporated herein by reference.

Information relating to director independence will be set forth under the caption “PROPOSAL NUMBER ONE — ELECTION OF DIRECTORS — Director Independence” in our Proxy Statement for our 2011 Annual General Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to audit fees, audit-related fees, tax fees and all other fees billed in fiscal 2010 and by Ernst & Young LLP, for services rendered to Aircastle is set forth under the caption “INDEPENDENT AUDITOR FEES” in the Proxy Statement for our 2011 Annual General Meeting of Shareholders and is incorporated herein by reference. In addition, information relating to the pre-approval policies and procedures of the Audit Committee is set forth under the caption “INDEPENDENT AUDITOR FEES — Pre-Approval Policies and Procedures” in our Proxy Statement for our 2011 Annual General Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A) 1.   Consolidated Financial Statements.

The following is a list of the “Consolidated Financial Statements” of Aircastle Limited and its subsidiaries included in this Annual Report on Form 10-K, which are filed herewith pursuant to Item 8:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2009 and December 31, 2010.

Consolidated Statements of Income for the years ended December 31, 2008, December 31, 2009 and December 31, 2010.

Consolidated Statements of Cash Flows for the years ended December 31, 2008, December 31, 2009 and December 31, 2010.

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2008, December 31, 2009 and December 31, 2010.

Notes to Consolidated Financial Statements.

2.   Financial Statement Schedules.

There are no Financial Statement Schedules filed as part of this Annual Report, since the required information is included in the Consolidated Financial Statements, including the notes thereto, or the circumstances requiring inclusion of such schedules are not present.

3.   Exhibits.

The exhibits filed herewith are listed on the Exhibit Index filed as part of this report on Form 10-K.

(B)	EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-134669) filed on July 25, 2006).

3.2	Bye-laws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-134669) filed on July 25, 2006).

4.1	Specimen Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-134669) filed on July 25, 2006).

4.2	Amended and Restated Shareholders Agreement among Aircastle Limited and Fortress Investment Fund III LP, Fortress Investment Fund III (Fund B) LP, Fortress Investment Fund III (Fund C) LP, Fortress Investment Fund III (Fund D) L.P., Fortress Investment Fund III (Fund E) LP, Fortress Investment Fund III (Coinvestment Fund A) LP, Fortress Investment Fund III (Coinvestment Fund B) LP, Fortress Investment Fund III (Coinvestment Fund C) LP, Fortress Investment Fund III (Coinvestment Fund D) L.P., Drawbridge Special Opportunities Fund LP, Drawbridge Special Opportunities Fund Ltd. and Drawbridge Global Macro Master Fund Ltd. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-134669) filed on July 25, 2006).

4.3	Indenture, dated as of July 30, 2010, by and among Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the SEC on August 4, 2010).

10.1	Aircastle Limited 2005 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-134669) filed on June 2, 2006). #

10.2	Form of Restricted Share Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (No. 333-134669) filed on June 2, 2006). #

10.3	Form of Restricted Share Grant Letter (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (No. 333-134669) filed on June 2, 2006). #

10.4	Form of Amended Restricted Share Grant Letter (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on form 10-K filed March 5, 2010. #

10.5	Form of Amended Restricted Share Agreement for Certain Executive Officers under the Amended and Restated Aircastle Limited 2005 Equity and Incentive Plan. #, Δ

10.6	Form of International Restricted Share Grant Letter (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-134669) filed on June 2, 2006). #

10.7	Form of Amended International Restricted Share Grant Letter (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on form 10-K filed March 5, 2010. #

10.8	Letter Agreement, dated May 2, 2005, between Aircastle Limited and Ron Wainshal (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-134669) filed on June 2, 2006). #

10.9	Letter Agreement, dated February 3, 2005, between Aircastle Limited and David Walton (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (No. 333-134669) filed on June 2, 2006). #

10.10	Letter Agreement, dated March 8, 2006, between Aircastle Advisor LLC and David Walton (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (No. 333-134669) filed on June 2, 2006). #

Exhibit No.	Description of Exhibit

10.11	Letter Agreement, dated February 24, 2006, between Aircastle Advisor LLC and Joseph Schreiner (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (No. 333-134669) filed on June 2, 2006). #

10.12	Letter Agreement, dated April 29, 2005, between Aircastle Advisor LLC and Jonathan Lang (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (No. 333-134669) filed on June 2, 2006). #

10.13	Letter Agreement, dated March 8, 2006 between Aircastle Advisor LLC and Jonathan M. Lang (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (No. 333-134669) filed on June 2, 2006). #

10.14	Letter Agreement, dated January 8, 2007, between Aircastle Advisor LLC and Michael Platt (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on January 9, 2007). #

10.15	Subscription Agreement, dated as of April 28, 2006, between Aircastle Limited and Ueberroth Family Trust (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (No. 333-134669) filed on June 2, 2006).

10.16	Trust Indenture, dated as of June 15, 2006, among ACS Aircraft Finance Bermuda Limited, as Issuer, ACS Aircraft Finance Ireland PLC, as Guarantor, Deutsche Bank Trust Company Americas, in its capacity as the Cash Manager, Deutsche Bank Trust Company Americas, in its capacity as the person accepting appointment as the Trustee under the Indenture, CALYON, Financial Guaranty Insurance Company and Deutsche Bank Trust Company Americas, in its capacity as the Drawing Agent (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-134669) filed on July 25, 2006).

10.17	Trust Indenture, dated as of June 15, 2006, among ACS Aircraft Finance Ireland PLC, as Issuer, ACS Aircraft Finance Bermuda Limited, as Guarantor, Deutsche Bank Trust Company Americas, in its capacity as the Cash Manager, Deutsche Bank Trust Company Americas, in its capacity as the person accepting appointment as the Trustee under the Indenture, CALYON, Financial Guaranty Insurance Company and Deutsche Bank Trust Company Americas, in its capacity as the Drawing Agent (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-134669) filed on July 25, 2006).

10.18	Amended and Restated Aircastle Limited 2005 Equity and Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-134669) filed on July 25, 2006). #

10.19	Form of Indemnification Agreement with directors and officers (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-134669) filed on August 2, 2006).

10.20	Employment Letter, dated April 12, 2007, between Aircastle Advisor LLC and Michael Inglese (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on April 16, 2007). #

10.21	Separation Agreement, dated April 12, 2007, between Aircastle Advisor LLC and Mark Zeidman (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on April 16, 2007).#

10.22	Trust Indenture, dated as of June 8, 2007, among ACS 2007-1 Limited, as Issuer, ACS Aircraft Finance Ireland 2 Limited, as Guarantor, Deutsche Bank Trust Company Americas, in its capacity as the Cash Manager, Deutsche Bank Trust Company Americas, in its capacity as the person accepting appointment as the Trustee under the Indenture, HSH Nordbank AG, New York Branch, Financial Guaranty Insurance Company and Deutsche Bank Trust Company Americas, in its capacity as the Drawing Agent (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on June 12, 2007).

Exhibit No.	Description of Exhibit

10.23	Trust Indenture, dated as of June 8, 2007, among ACS Aircraft Finance Ireland 2 Limited, as Issuer, ACS 2007-1 Limited, as Guarantor, Deutsche Bank Trust Company Americas, in its capacity as the Cash Manager, Deutsche Bank Trust Company Americas, in its capacity as the person accepting appointment as the Trustee under the Indenture, HSH Nordbank AG, New York Branch, Financial Guaranty Insurance Company and Deutsche Bank Trust Company Americas, in its capacity as the Drawing Agent (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on June 12, 2007).

10.24	Acquisition Agreement, dated as of June 20, 2007, by and between AYR Freighter LLC and Airbus SAS (incorporated by reference to Exhibit 10.43 to the Company’s quarterly report on Form 10-Q filed with the SEC on August 14, 2007).

10.25	Amendment No. 1 to the Acquisition Agreement, dated as of June 20, 2007, by and between AYR Freighter LLC and Airbus SAS (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on March 5, 2010). ◊

10.26	Amendment No. 2 to the Acquisition Agreement, dated as of June 20, 2007, by and between AYR Freighter LLC and Airbus SAS (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed on March 5, 2010). ◊

10.27	Amendment No. 3 to the Acquisition Agreement, dated as of June 20, 2007, by and between AYR Freighter LLC and Airbus SAS (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on March 5, 2010).

10.28	Amendment No. 4 to the Acquisition Agreement, dated as of June 20, 2007, by and between AYR Freighter LLC and Airbus SAS (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on March 5, 2010).

10.29	Amendment No. 5 to the Acquisition Agreement, dated as of June 20, 2007, by and between AYR Freighter LLC and Airbus SAS (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on March 5, 2010).

10.30	Amendment No. 6 to the Acquisition Agreement, dated as of June 20, 2007, by and between AYR Freighter LLC and Airbus SAS (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 5, 2010).

10.31	Amendment No. 7 to the Acquisition Agreement, dated as of June 20, 2007, by and between AYR Freighter LLC and Airbus SAS (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on March 5, 2010).

10.32	Amendment No. 8 to the Acquisition Agreement, dated as of June 20, 2007, by and between AYR Freighter LLC and Airbus SAS (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on March 5, 2010).

10.33	Amendment No. 9 to the Acquisition Agreement, dated as of June 20, 2007, by and between AYR Freighter LLC and Airbus SAS (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed with the SEC on August 10, 2010).

10.34	Credit Agreement (2008-B), dated as of May 2, 2008, by and among ACS 2008-1 Limited and ACS Aircraft Finance Ireland 3 Limited, as Borrowers, each lender from time to time party thereto, as Lenders, Calyon New York Branch, as Sole Bookrunner and Facility Agent, and Calyon New York Branch, HSH Nordbank AG, KfW Ipex-Bank GmbH and DVB Bank AG, as Joint Lead Arrangers (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s current report on Form 8-K filed with the SEC on May 5, 2008).

10.35	Intercreditor Agreement, dated as of May 2, 2008, by and among ACS 2008-1 Limited, as Borrower, ACS Aircraft Finance Ireland 3 Limited, as Guarantor, Aircastle Advisor LLC, as Administrative Agent, Calyon New York Branch, as Facility Agent, Collateral Agent and Liquidity Facility Provider, and Deutsche Bank Trust Company Americas, as Operating Bank (incorporated by reference to Amendment No. 1 to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on May 5, 2008).

Exhibit No.	Description of Exhibit

10.36	Intercreditor Agreement, dated as of May 2, 2008, by and among ACS Aircraft Finance Ireland 3 Limited, as Borrower, ACS 2008-1 Limited, as Guarantor, Aircastle Advisor LLC, as Administrative Agent, Calyon New York Branch, as Facility Agent, Collateral Agent and Liquidity Facility Provider and Deutsche Bank Trust Company Americas, as Operating Bank (incorporated by reference to Amendment No. 1 to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on May 5, 2008).

10.37	Amendment No. 1 to Intercreditor Agreement, dated as of May 2, 2008, by and among ACS 2008-1 Limited, as Borrower, ACS Aircraft Finance Ireland 3 Limited, as Guarantor, Aircastle Advisor LLC, as Administrative Agent, Credit Agricole Corporate and Investment Bank (formerly known as Calyon New York Branch), as Facility Agent, Collateral Agent and Liquidity Facility Provider and Deutsche Bank Trust Company, Americas, as Operating Bank (incorporated by reference to Exhibit 10. to the Company’s quarterly report on Form 10-Q filed with the SEC on August 10, 2010).

10.38	Form of Lease Agreement, dated as of December 16, 2009, between Wells Fargo Bank Northwest, National Association, a national banking association, not in its individual capacity but solely as Owner Trustee, as Lessor and South African Airways (PTY) Ltd., as Lessee (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed on March 5, 2010). ◊

10.39	Amendment No. 1 to Form of Lease Agreement, dated as of December 16, 2009, between Wells Fargo Bank Northwest, National Association, a national banking association, not in its individual capacity but solely as Owner Trustee, as Lessor and South African Airways (PTY) Ltd., as Lessee (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed with the SEC on August 10, 2010). ◊

10.40	Form of Lease Novation Agreement, dated as of December 15, 2010, by and among Wells Fargo Bank Northwest, National Association, a US national banking association, not in its individual capacity but solely as Owner Trustee, as Existing Lessor, South African Airways (PTY) Ltd., as Lessee, and the New Lessor (as defined therein). Δ

10.41	Separation Agreement, dated May 3, 2010, by and among Aircastle Limited, Aircastle Advisor LLC and Michael Platt (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on May 4, 2010). #

10.42	Letter Agreement, dated July 13, 2010, between Aircastle Advisor LLC and Ron Wainshal (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on July 15, 2010). #

10.43	Registration Rights Agreement, dated as of July 30, 2010, by and among Aircastle Limited and Citigroup Global Markets Inc., as representative of the several Initial Purchasers named therein (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on August 4, 2010).

10.44	Employment Agreement, dated as of December 7, 2010, by and between Aircastle Advisor LLC and J. Robert Peart (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on December 8, 2010). #

10.45	Form of Senior Executive Employment Agreement (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on December 8, 2010). #

12.1	Computation of Ratio of Earnings to Fixed Charges Δ

21.1	Subsidiaries of the Registrant Δ

23.1	Consent of Ernst & Young LLP Δ

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 Δ

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 Δ

Exhibit No.	Description of Exhibit

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Δ

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Δ

99.1	Owned Aircraft Portfolio at December 31, 2011 Δ

#	Management contract or compensatory plan or arrangement.

Δ	Filed herewith.

◊	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Aircastle Limited

We have audited the accompanying consolidated balance sheets of Aircastle Limited and subsidiaries as of December 31, 2009 and 2010, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aircastle Limited and subsidiaries at December 31, 2009 and 2010 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aircastle Limited and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 10, 2011

Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
 (Dollars in thousands, except share data)

	December 31,
	2009	2010

ASSETS
Cash and cash equivalents	$142,666	$239,957
Accounts receivable	2,941	1,815
Restricted cash and cash equivalents	207,834	191,052
Restricted liquidity facility collateral	81,000	75,000
Flight equipment held for lease, net of accumulated depreciation of $586,537 and $785,490	3,812,970	4,065,780
Aircraft purchase deposits and progress payments	141,822	219,898
Other assets	65,279	65,557

Total assets	$4,454,512	$4,859,059

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured and unsecured financings (including borrowings of ACS Ireland VIEs of $331,856 and $314,877, respectively	$2,464,560	$2,707,958
Accounts payable, accrued expenses and other liabilities	60,392	76,470
Dividends payable	7,955	7,964
Lease rentals received in advance	34,381	43,790
Liquidity facility	81,000	75,000
Security deposits	82,533	83,241
Maintenance payments	253,175	342,333
Fair value of derivative liabilities	179,279	179,585

Total liabilities	3,163,275	3,516,341

Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Preference shares, $.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 250,000,000 shares authorized, 79,550,421 shares issued and outstanding at December 31, 2009; and 79,640,285 shares issued and outstanding at December 31, 2010	796	796
Additional paid-in capital	1,479,995	1,485,841
Retained earnings	70,294	104,301
Accumulated other comprehensive loss	(259,848)	(248,220)

Total shareholders’ equity	1,291,237	1,342,718

Total liabilities and shareholders’ equity	$4,454,512	$4,859,059

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income
 (Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2008	2009	2010

Revenues:
Lease rental revenue	$542,270	$511,459	$531,076
Amortization of net lease discounts and lease incentives	1,815	(11,229)	(20,081)
Maintenance revenue	34,460	58,733	15,703

Total lease rentals	578,545	558,963	526,698
Interest income	3,174	1,924	—
Other revenue	868	9,698	1,012

Total revenues	582,587	570,585	527,710

Expenses:
Depreciation	201,759	209,481	220,476
Interest, net	203,529	169,810	178,262
Selling, general and administrative (including non-cash share based payment expense of $6,529, $6,868 and $7,509, respectively)	46,806	46,016	45,774
Impairment of aircraft	—	18,211	7,342
Maintenance and other costs	3,982	19,431	9,612

Total expenses	456,076	462,949	461,466

Other income (expense):
Gain on sale of flight equipment	6,525	1,162	7,084
Other	(10,204)	2,354	(916)

Total other income (expense)	(3,679)	3,516	6,168

Income from continuing operations before income taxes	122,832	111,152	72,412
Income tax provision	7,541	8,660	6,596

Net income	$115,291	$102,492	$65,816

Earnings per common share — Basic:
Net income per share	$1.47	$1.29	$0.83

Earnings per common share — Diluted:
Net income per share	$1.47	$1.29	$0.83

Dividends declared per share	$0.85	$0.40	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
 (Dollars in thousands)

	Year Ended December 31,
	2008	2009	2010

Cash flows from operating activities:
Net income	$115,291	$102,492	$65,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	201,759	209,481	220,476
Amortization of deferred financing costs	13,603	12,232	15,065
Amortization of net lease discounts and lease incentives	(1,815)	11,229	20,081
Deferred income taxes	4,913	6,176	3,727
Accretion of purchase discounts on debt investments	(579)	(469)	—
Non-cash share based payment expense	6,529	6,868	7,509
Cash flow hedges reclassified into earnings	16,491	12,894	9,634
Ineffective portion of cash flow hedges	16,623	463	5,039
Security deposits and maintenance payments included in earnings	(37,885)	(47,934)	(14,004)
Gain on the sale of flight equipment	(6,525)	(1,162)	(7,084)
Loss (gain) on sale of debt investments	245	(4,965)	—
Impairment of aircraft	—	18,211	7,342
Other	11,445	(959)	848
Changes on certain assets and liabilities:
Accounts receivable	1,439	364	(412)
Restricted cash and cash equivalents	(21,306)	(25,211)	16,782
Other assets	559	(1,796)	(3,097)
Accounts payable, accrued expenses, other liabilities and payable to affiliates	3,364	(3,189)	18,478
Lease rentals received in advance	(2,345)	6,086	8,672

Net cash provided by operating activities	321,806	300,811	374,872

Cash flows from investing activities:
Acquisition and improvement of flight equipment	(264,586)	(215,117)	(465,529)
Proceeds from sale of flight equipment	180,112	11,601	68,622
Aircraft purchase deposits and progress payments, net of returned deposits	9,545	(83,081)	(144,143)
Principal repayments on and proceeds from sale of debt investments	77,136	17,247	—
Collateral call payments on derivatives and repurchase agreements	(404,012)	—	—
Collateral call receipts on derivatives and repurchase agreements	439,892	—	—
Other	(447)	(84)	(65)

Net cash (used in) provided by investing activities	37,640	(269,434)	(541,115)

Cash flows from financing activities:
Repurchase of shares from directors and employees	(1,270)	(262)	(1,663)
Proceeds from securitizations, notes and term debt financings	992,715	142,228	547,719
Securitization and term debt financing repayments	(194,155)	(153,964)	(304,533)
Credit facility borrowings	482,723	—	—
Credit facility repayments	(1,280,909)	—	—
Deferred financing costs	(24,183)	(6,127)	(15,365)
Restricted secured liquidity facility collateral	—	(81,000)	6,000
Secured liquidity facility collateral	—	81,000	(6,000)
Principal repayments on repurchase agreements	(67,744)	—	—
Security deposits received	12,149	52,351	14,218
Security deposits returned	(10,792)	(14,687)	(14,281)
Maintenance payments received	93,947	84,030	119,118
Maintenance payments returned	(26,516)	(38,837)	(46,174)
Payments for terminated cash flow hedges and payment for option	(154,064)	(2,758)	(3,705)
Dividends paid	(113,946)	(31,632)	(31,800)

Net cash provided by (used in) financing activities	(292,045)	30,342	263,534

Net increase in cash and cash equivalents	67,401	61,719	97,291
Cash and cash equivalents at beginning of year	13,546	80,947	142,666

Cash and cash equivalents at end of year	$80,947	$142,666	$239,957

Supplemental disclosures of cash flow information:
Cash paid during the year for interest, net of capitalized interest	$160,892	$145,573	$136,596

Cash paid during the year for income taxes	$6,007	$1,782	$3,528

Supplemental disclosures of non-cash investing activities:
Security deposits, maintenance liabilities and other liabilities settled in sale of flight equipment	$—	$2,556	$100

Advance lease rentals, security deposits and maintenance reserves assumed in asset acquisitions	$—	$—	$20,204

Supplemental disclosures of non-cash financing activities:
Advance lease rentals converted to maintenance reserves	$—	$—	$1,750

Security deposits converted to advance lease rentals	$—	$—	$730

Security deposits converted to maintenance payment liabilities	$—	$11,110	$—

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss)
 (Dollars in thousands, except share amounts)

	Common Shares				Accumulated
			Additional	Retained	Other	Total	Total
			Paid-In	Earnings	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Equity	Income (Loss)

Balance, December 31, 2007	78,574,657	$786	$1,468,140	$(48,960)	$(125,389)	$1,294,577
Issuance of common shares to directors and employees	104,653	1	(1)	—	—	—
Repurchase of common shares from directors and employees	(58,990)	(1)	(1,269)	—	—	(1,270)
Amortization of share based payments	—	—	6,529	—	—	6,529
Excess tax benefit from stock based compensation	—	—	1,056	—	—	1,056
Dividends declared	—	—	—	(66,804)	—	(66,804)
Net income	—	—	—	115,291	—	115,291	$115,291
Net change in fair value of derivatives, net of $2,602 tax benefit	—	—	—	—	(245,407)	(245,407)	(245,407)
Net derivative loss reclassified into earnings	—	—	—	—	16,491	16,491	16,491
Net change in unrealized fair value of debt investments	—	—	—	—	(8,297)	(8,297)	(8,297)

Total comprehensive (loss)	—	—	—	—	—	—	$(121,922)

Balance, December 31, 2008	78,620,320	786	1,474,455	(473)	(362,602)	1,112,166
Issuance of common shares to directors and employees	983,532	10	(10)	—	—	—
Repurchase of common shares from directors and employees	(53,431)	—	(262)	—	—	(262)
Amortization of share based payments	—	—	6,868	—	—	6,868
Excess tax benefit from stock based compensation	—	—	(1,056)	—	—	(1,056)
Dividends declared	—	—	—	(31,725)	—	(31,725)
Net income	—	—	—	102,492	—	102,492	$102,492
Net change in fair value of derivatives, net of $1,473 tax expense	—	—	—	—	92,396	92,396	92,396
Net derivative loss reclassified into earnings	—	—	—	—	12,894	12,894	12,894
Gain on debt investments reclassified into earnings	—	—	—	—	(4,965)	(4,965)	(4,965)
Net change in unrealized fair value of debt investments	—	—	—	—	2,429	2,429	2,429

Total comprehensive income	—	—	—	—	—	—	$205,246

Balance, December 31, 2009	79,550,421	796	1,479,995	70,294	(259,848)	1,291,237
Issuance of common shares to directors and employees	258,105	2	(2)	—	—	—
Repurchase of common shares from directors and employees	(168,241)	(2)	(1,661)	—	—	(1,663)
Amortization of share based payments	—	—	7,509	—	—	7,509
Dividends declared	—	—	—	(31,809)	—	(31,809)
Net income	—	—	—	65,816	—	65,816	$65,816
Net change in fair value of derivatives, net of $268 tax expense	—	—	—	—	1,994	1,994	1,994
Net derivative loss reclassified into earnings	—	—	—	—	9,634	9,634	9,634

Total comprehensive income	—	—	—	—	—	—	$77,444

Balance, December 31, 2010	79,640,285	$796	$1,485,841	$104,301	$(248,220)	$1,342,718

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

The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure since the balance sheet date of December 31, 2010 through the date on which the consolidated financial statements included in this Form 10-K were issued.

Principles of Consolidation

The consolidated financial statements include the accounts of Aircastle and all of its subsidiaries. Aircastle consolidates seven Variable Interest Entities (“VIEs”) of which Aircastle is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

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

Risk and Uncertainties

In the normal course of business, Aircastle encounters several significant types of economic risk including credit and market. Credit risk is the risk of a lessee’s inability or unwillingness to make contractually required payments. Market risk reflects the change in the value of derivatives and financings due to changes in interest rate spreads or other market factors, including the value of collateral underlying debt investments and financings. The Company believes that the carrying values of its investments and derivative obligations are reasonable taking into consideration these risks, along with estimated collateral values, payment histories and other relevant financial information.

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

Virtually all of our cash and cash equivalents and restricted cash and cash equivalents are held by four major financial institutions.

Flight Equipment Held for Lease and Depreciation

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

For planned major maintenance activities for aircraft off lease, the Company capitalizes the actual maintenance costs by applying the deferral method. Under the deferral method, we capitalize the actual cost of major maintenance events, which are depreciated on a straight-line basis over the period until the next maintenance event is required.

In accounting for flight equipment held for lease, we make estimates about the expected useful lives, the fair value of attached leases, acquired maintenance liabilities and the estimated residual values. In making these estimates, we rely upon actual industry experience with the same or similar aircraft types and our anticipated lessee’s utilization of the aircraft.

When we acquire an aircraft with a lease, determining the fair value of attached leases requires us to make assumptions regarding the current fair values of leases for specific aircraft. We estimate a range of current lease rates of like aircraft in order to determine if the attached lease is within a fair value range. If a lease is below or above the range of current lease rates, we present value the

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

estimated amount below or above the fair value range over the remaining term of the lease. The resulting lease discount or premium is amortized into lease rental income over the remaining term of the lease.

Impairment of Flight Equipment

We perform a recoverability assessment of all aircraft in our fleet, on an aircraft-by-aircraft basis, at least annually. In addition, a recoverability assessment is performed whenever events or changes in circumstances, or indicators, indicate that the carrying amount or net book value of an asset may not be recoverable. Indicators may include, but are not limited to, a significant lease restructuring or early lease termination, significant air traffic decline, the introduction of newer technology aircraft or engines, an aircraft type is no longer in production or a significant airworthiness directive is issued. When we perform a recoverability assessment, we measure whether the estimated future undiscounted net cash flows expected to be generated by the aircraft exceed its net book value. The undiscounted cash flows consist of cash flows from currently contracted leases, future projected lease rates, transition costs, estimated down time and estimated residual or scrap values for an aircraft. In the event that an aircraft does not meet the recoverability test, the aircraft will be adjusted to fair value resulting in an impairment charge. See Note 2. — Fair Value Measurements.

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

Security Deposits

Most of our operating leases require the lessee to pay Aircastle a security deposit or provide a letter of credit. At December 31, 2009 and 2010, security deposits represent cash received from the lessee that is held on deposit until lease expiration. Aircastle’s operating leases also obligate the lessees to maintain flight equipment and comply with all governmental requirements applicable to the flight equipment, including without limitation, operational, maintenance, registration requirements and airworthiness directives.

Maintenance Payments

Typically, under an operating lease, the lessee is responsible for performing all maintenance but might be required to make deposit payments to us for heavy maintenance, overhaul or replacement of

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

certain high-value components of the aircraft. These maintenance payments are based on hours or cycles of utilization or on calendar time, depending upon the component, and are required to be made monthly in arrears or at the end of the lease term. Whether to permit a lessee to make maintenance payments at the end of the lease term, rather than requiring such payments to be made monthly, depends on a variety of factors, including the creditworthiness of the lessee, the level of security deposit which may be provided by the lessee and market conditions at the time we enter into the lease. If a lessee is making monthly maintenance payments, we would typically be obligated to reimburse the lessee for costs they incur for heavy maintenance, overhaul or replacement of certain high-value components to the extent of maintenance payments received in respect of the specific maintenance event, usually shortly following completion of the relevant work.

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

Lease Incentives and Amortization

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

Derivative Financial Instruments

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

Lease Revenue Recognition

We lease flight equipment under net operating leases with lease terms typically ranging from three to seven years. We generally do not offer renewal terms or purchase options in our leases, although certain of our operating leases allow the lessee the option to extend the lease for an additional term. Operating leases with fixed rentals and step rentals are recognized on a straight-line basis over the term of the initial lease, assuming no renewals. Operating lease rentals that adjust based on a London Interbank Offered Rate (“LIBOR”) index are recognized on a straight-line basis over the period the rentals are fixed and accruable. Revenue is not recognized when collection is not reasonably assured. When collectability is not reasonably assured, the customer is placed on non-accrual status and revenue is recognized when cash payments are received.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other gains and losses, net of income taxes, if any, affecting shareholders’ equity that, under US GAAP, are excluded from net income. At December 31, 2010, such amount consists of the effective portion of fluctuations in the fair value of derivatives designated as cash flow hedges.

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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Recent Accounting Pronouncements

Effective January 1, 2010, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2009-17 (“ASU 2009-17”), Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest, or interests, give it a controlling financial interest in a variable interest entity. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This ASU amends certain guidance for determining whether an entity is a variable interest entity and requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. ASU 2009-17 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. The adoption of ASU 2009-17 did not have a material impact on the Company’s consolidated financial statements. See Note 4. — Variable Interest Entities.

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

In August 2010, the FASB issued an exposure draft, “Leases” (“Lease ED”), which would replace the existing guidance in Accounting Standard Codification 840 (“ASC 840”), Leases. Under the Lease ED, a lessor would be required to adopt a right-of-use model where the lessor would apply one of two approaches to each lease based on whether the lessor retains exposure to significant risks or benefits associated with the underlying asset. For the lessor, the right-of-use model records a right to receive lease payment (lease receivable) and a lease liability, for the obligation to permit the lessee to use the underlying asset. The comment period for the Lease ED ended on December 15, 2010 and a final standard is expected to be issued in the second quarter of 2011. A final standard may have an effective date no earlier than 2014. When and if the proposed guidance becomes effective, it may have a significant impact on the Company’s consolidated financial statements.

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

The following tables set forth our financial assets and liabilities as of December 31, 2009 and 2010 that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value	Fair Value Measurements at December 31, 2009
	as of	Using Fair Value Hierarchy
	December 31,				Valuation
	2009	Level 1	Level 2	Level 3	Technique

Assets:
Cash and cash equivalents	$142,666	$142,666	$—	$—	Market
Restricted cash and cash equivalents	207,834	207,834	—	—	Market

Total	$350,500	$350,500	$—	$—

Liabilities:
Derivative liabilities	$179,279	$—	$140,372	$38,907	Income

	Fair Value	Fair Value Measurements at December 31, 2010
	as of	Using Fair Value Hierarchy
	December 31,				Valuation
	2010	Level 1	Level 2	Level 3	Technique

Assets:
Cash and cash equivalents	$239,957	$239,957	$—	$—	Market
Restricted cash and cash equivalents	191,052	191,052	—	—	Market
Derivative assets	374	—	374	—	Income

Total	$431,383	$431,009	$374	$—

Liabilities:
Derivative liabilities	$179,585	$—	$124,404	$55,181	Income

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

Our interest rate derivatives included in Level 3 consist of United States dollar denominated interest rate swaps on Term Financing No. 1 with a guaranteed notional balance. The guaranteed notional balance has an upper notional band that matches the hedged debt and a lower notional band. The notional balance is guaranteed to match the hedged debt balance if the debt balance decreases within the upper and lower notional band. During the year ended December 31, 2010, we made supplemental principal payments on Term Financing No. 1 and the notional balance was adjusted to match the debt balance of Term Financing No. 1. The fair value of the interest rate derivative is determined based on the adjusted upper notional band using cash flows discounted at the relevant market interest rates in effect at the period close. It incorporates an assessment of the risk of non-performance by the interest rate derivative counterparty in valuing derivative assets and an evaluation of the Company’s credit risk in valuing derivative liabilities. The range of the guaranteed notional between the upper and lower band represents an option that may not be exercised independently of the debt notional and is therefore valued based on unobservable market inputs.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table reflects the activity for the classes of our assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2009 and 2010:

	Assets	Liabilities
	Debt	Derivative
	Investments	Liabilities

Balance as of December 31, 2008	$14,349	$(66,321)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains/(losses), net:
Included in other income (expense)	—	(580)
Included in interest income	469	—
Included in interest expense	—	36
Included in other comprehensive income	(2,536)	27,958
Purchases, issuances, sales and settlements:
Purchases	—	—
Issuances	—	—
Sales	(8,495)	—
Settlements	(3,787)	—

Balance as of December 31, 2009	—	(38,907)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains/(losses), net:
Included in other income (expense)	—	(571)
Included in interest expense	—	(154)
Included in other comprehensive income	—	(15,549)
Purchases, issuances, sales and settlements:
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	—	—

Balance as of December 31, 2010	$—	$(55,181)

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

In the year ended December 31, 2009, we recognized an impairment charge of $18,211. The impairment related to two Boeing Model 737-300 aircraft and two Boeing Model 757-200 aircraft and was triggered by the early termination of leases and changes to estimated future cash flows. The Company received $18,176, of which $8,382 represented lease termination payments and $9,794

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

represented maintenance revenue from the previous lessees of these aircraft. These lease termination payments were recorded as other revenue during the year ended December 31, 2009.

In the year ended December 31, 2010, we recognized an impairment of $7,342 related to one Boeing Model 737-300 aircraft and one Boeing Model 737-500 aircraft, triggered by the early termination of the lease for one aircraft, a signed forward sales agreement for the other aircraft and, for each, the change to estimated future cash flows. The Company recorded $4,396 related to maintenance revenue from the previous lessees of the aircraft that is the subject of the forward sales agreement and $1,765 related to maintenance revenue from the lessees of one aircraft.

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

The carrying amounts and fair values of our financial instruments at December 31, 2009 and 2010 are as follows:

	December 31, 2009		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	of Asset	of Asset	of Asset	of Asset
	(Liability)	(Liability)	(Liability)	(Liability)

Securitizations and term debt financings	(2,324,972)	(2,037,718)	(2,056,012)	(1,829,277)
ECA term financings	(139,588)	(140,984)	(267,311)	(273,203)
A330 PDP Facility	—	—	(88,487)	(88,487)
2010-1 Notes	—	—	(296,148)	(328,500)

Note 3.	Lease Rental Revenues and Flight Equipment Held for Lease

Minimum future annual lease rentals contracted to be received under our existing operating leases of flight equipment at December 31, 2010 were as follows:

Year Ending December 31,	Amount

2011	$557,709
2012	493,318
2013	385,616
2014	300,570
2015	250,814
Thereafter	544,734

Total	$2,532,761

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Year Ended December 31,
Region	2008	2009	2010

Europe	46%	46%	45%
Asia	24%	20%	21%
North America	13%	16%	15%
Latin America	7%	7%	9%
Middle East and Africa	10%	11%	10%

Total	100%	100%	100%

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

For the year ended December 31, 2010, one customer accounted for 11% of lease rental revenues and two additional customers accounted for a combined 14% of lease rental revenues. No other customer accounted for more than 5% of lease rental revenues.

The following table sets forth revenue attributable to individual countries representing at least 10% of total revenue in any year based on each lessee’s principal place of business for the years indicated:

	2008		2009		2010
		% of		% of		% of
		Total		Total		Total
Country	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue

United States	$55,610	10%	$65,662	12%	$66,847	13%
Netherlands	57,693	10%	67,372	12%	56,057	11%
China	—	—%	—	—%	60,181	11%

Geographic concentration of net book value of flight equipment held for lease was as follows:

	December 31, 2009			December 31, 2010
	Number of		Net Book	Number of	Net Book
Region	Aircraft		Value %	Aircraft	Value %

Europe	58		46%	66	46%
Asia	30	(1)	20%	35	26%
North America	15		12%	14	10%
Latin America	10		9%	11	8%
Middle East and Africa	13		12%	10	10%
Off-lease	3	(2)	1%	—	—%

Total	129		100%	136	100%

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

(1)	Includes one Boeing Model 737-400 aircraft which was being converted to freighter configuration and for which we had an executed lease with a carrier in Asia post-conversion and which we delivered in the first quarter of 2010.

(2)	Includes one Boeing Model 737-300 aircraft which was returned to us on a consensual early lease termination in the third quarter of 2009 and which was delivered to a customer on lease in the second quarter of 2010 and two Boeing Model 757-200 aircraft which were returned to us early on a consensual basis in the third quarter of 2009, one of which was sold in the second quarter of 2010 and the other which was sold in the third quarter of 2010.

The following table sets forth net book value of flight equipment attributable to individual countries representing at least 10% of total assets based on each lessee’s principal place of business as of:

	December 31, 2009			December 31, 2010
	Net Book	Net Book	Number of	Net Book	Net Book	Number of
Country	Value	Value %	Lessees	Value	Value %	Lessees

China(a)	$—	—	—	$518,545	13%	5
Netherlands	435,796	11%	3	410,086	10%	3

(a)	The net book value of flight equipment attributable to China was less than 10% as of December 31, 2009.

At December 31, 2009 and 2010, the amounts of lease incentive liabilities recorded in maintenance payments on the consolidated balance sheets were $14,859 and $26,536, respectively.

At December 31, 2009 and 2010, the amounts of prepaid lease incentives and lease premiums, net of amortization, recorded in other assets on the consolidated balance sheets were $10,451 and $9,115 respectively.

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

Aircastle consolidates seven VIEs of which it is the primary beneficiary. ACS Aircraft Finance Ireland plc (“ACS Ireland”), ACS Aircraft Finance Ireland 2 Limited (“ACS Ireland 2”), ACS Ireland 3 Limited (“ACS Ireland 3”), Air Knight 1 Leasing Limited (“Air Knight 1”), Air Knight 2 Leasing Limited (“Air Knight 2”), Air Knight 3 Leasing Limited (“Air Knight 3”) and Air Knight 4 Leasing Limited (“Air Knight 4”). The operating activities of these VIEs are limited to acquiring, owning, leasing, maintaining, operating and, under certain circumstances, selling the nineteen aircraft discussed below.

Securitizations and Term Financing

In connection with Securitization No. 1, two of our subsidiaries, ACS Ireland and ACS Aircraft Finance Bermuda Limited (“ACS Bermuda”) issued Class A-1 notes and each has fully and unconditionally guaranteed the other’s obligations under the notes. In connection with Securitization No. 2, two of our subsidiaries, ACS Ireland 2 and ACS 2007-1 Limited (“ACS Bermuda 2”) issued Class A-1 notes and each has fully and unconditionally guaranteed the other’s obligations under the notes. In

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

connection with Term Financing No. 1, two of our subsidiaries, ACS Ireland 3 and ACS 2008-1 Limited (“ACS Bermuda 3”) entered into a seven year term debt facility and each has fully and unconditionally guaranteed the other’s obligations under the term debt facility. ACS Bermuda, ACS Bermuda 2 and ACS Bermuda 3 are collectively referred to as the “ACS Bermuda Group”. At December 31, 2010, the assets of the three VIEs include fifteen aircraft transferred into the VIEs at historical cost basis in connection with Securitization No. 1, Securitization No. 2 and Term Financing No. 1.

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

The combined assets of the ACS Ireland VIEs as of December 31, 2010 are $468,072. The combined liabilities of the ACS Ireland VIEs, net of $96,016 Class E-1 Securities held by the Company which is eliminated in consolidation, as of December 31, 2010 are $421,846.

ECA Term Financings

Air Knight 1, Air Knight 2, Air Knight 3 and Air Knight 4 (collectively, the “Air Knight VIEs”) entered into four different twelve-year term loans, two with Citibank International Plc, one with Calyon and one with The Bank of Tokyo — Mitsubishi UFJ, LTD, all of which are supported by a guarantee from Compagnie Francaise d’Assurance pour le Commerce Exterieur, (“COFACE”), the French government sponsored export credit agency (“ECA”), for the financing of four new Airbus Model A330-200 aircraft. The Air Knight VIEs are owned by a charitable trust. We refer to these COFACE-supported financings as ECA Term Financings.

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

The only assets that the Air Knight VIEs have on their books are financing leases that are eliminated in the consolidated financial statements. The related aircraft are included in our flight equipment held for lease balance. The consolidated liabilities of the Air Knight VIEs as of December 31, 2010 are $289,547.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 5.	Borrowings from Secured and Unsecured Debt Financings

The outstanding amounts of our secured and unsecured term debt financings were as follows:

	At
	December 31,
	2009	At December 31, 2010
	Outstanding	Outstanding		Final Stated
Debt Obligation	Borrowings	Borrowings	Interest Rate(1)	Maturity(2)

Secured Debt Financings:
Securitization No. 1	$436,091	$415,103	0.53%	6/20/31
Securitization No. 2	1,061,566	997,713	0.53%	6/14/37
Term Financing No. 1	708,710	643,196	2.02%	05/02/15
Term Financing No. 2	118,605	—	N/A	N/A
ECA Term Financings	139,588	267,311	2.65% to 4.48%	5/27/21 to 11/03/22
A330 PDP Facility	—	88,487	2.76%	12/01/11(3)

Total secured debt financings	2,464,560	2,411,810

Unsecured Debt Financings:
2010-1 Notes	—	296,148	9.75%	08/01/18
2010 Revolving Credit Facility	—	—	N/A	09/28/13

Total unsecured debt financings	—	296,148

Total secured and unsecured debt financings	$2,464,560	$2,707,958

(1)	Reflects floating rate in effect at the applicable reset date except for the ECA Term Financings, which are fixed rate.

(2)	For Securitization No. 1, Securitization No. 2 and Term Financing No. 1, all cash flows available after expenses and interest will be applied to debt amortization, if the debt is not refinanced by June 2011, June 2012, and May 2013, respectively.

(3)	Reflects the last scheduled delivery month for the six relevant new Airbus A330-200 delivery positions. The final maturity date is the earlier of the aircraft delivery date or nine months after the scheduled delivery month for the last scheduled delivery position.

The following securitizations and term debt financing structures include liquidity facility commitments described in the table below:

		Available Liquidity
	Liquidity	December 31,	December 31,	Unused	Interest Rate
Facility	Facility Provider	2009	2010	Fee	on any Advances

Securitization No. 1	Calyon	$42,000	$42,000	0.45%	1M Libor + 1.00%
Securitization No. 2	HSH Nordbank AG(1)	79,617	74,828	0.50%	1M Libor + 0.75%
Term Financing No. 1	Calyon	14,174	12,864	0.60%	1M Libor + 1.20%

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

In May 2009, we were notified of a short-term credit rating downgrade of the liquidity facility provider for Securitization No. 2, HSH Nordbank AG. This downgrade required a drawing of the liquidity facility in cash, which was deposited in a liquidity facility deposit account and held as cash collateral. HSH Nordbank AG directs the investment of this restricted cash into AAA-rated investments. Accordingly, the restricted cash is recorded as an asset on our consolidated balance sheet as Restricted liquidity facility collateral. In addition, the commitment to repay the Securitization No. 2 liquidity facility is recorded as a liability on our consolidated balance sheet as Liquidity facility. As of December 31, 2010, the liquidity facilities for Securitization No. 1 and Term Financing No. 1 remain undrawn.

Secured Debt Financings:

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

The terms of Securitization No. 2 require the ACS 2 Group to satisfy certain financial covenants, including the maintenance of debt service coverage ratios. The ACS 2 Group’s compliance with these covenants depends substantially upon the timely receipt of lease payments from its lessees. In particular, during the first five years from issuance, Securitization No. 2 has an amortization schedule that requires that lease payments be applied to reduce the outstanding principal balance of the indebtedness so that such balance remains at 60.6% of an assumed value of the 54 aircraft securing the ACS 2 Notes, reduced over time by an assumed amount of depreciation. If the debt service coverage ratio requirement of 1.70 is not met on two consecutive monthly payment dates in the fourth and fifth year following the closing date of Securitization No. 2 (beginning June 8, 2010), all excess securitization cash flow is required to be used to reduce the principal balance of the indebtedness and will not be available to us for other purposes, including paying dividends to our shareholders.

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

In March 2011, we completed the annual maintenance-adjusted appraisal for the Term Financing No. 1 Portfolio and determined that we expect to be in compliance with the loan to value ratio on the April 2011 payment date.

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

ECA Term Financings

In May 2009, we entered into a twelve-year $70,916 term loan with Citibank International Plc which is supported by a guarantee from Compagnie Francaise d’Assurance pour le Commerce Exterieur, or COFACE, the French government sponsored export credit agency, or ECA, for the financing of a new Airbus Model A330-200 aircraft. The borrowing under this financing bears a fixed rate of interest equal to 4.475%. In December 2009, we entered into a twelve-year $71,313 term loan with Calyon, which is also supported by a guarantee from COFACE, for the financing of a new Airbus Model A330-200 aircraft. The borrowing under this financing bears a fixed rate of interest equal to 3.96%. In August 2010, we entered into a twelve-year $68,967 term loan with Citibank N.A. which is supported by a guarantee from COFACE for the financing of a new Airbus Model A330-200F freighter aircraft. The borrowing under this financing bears a fixed rate of interest equal to 2.645%. In November 2010, we

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

entered into a twelve-year $69,328 term loan with The Bank of Tokyo — Mitsubishi UFJ, LTD which is supported by a guarantee from COFACE for the financing of a new Airbus Model A330-200F freighter aircraft. The borrowing under this financing bears a fixed rate of interest equal to 2.685%. We refer to these COFACE-supported financings as “ECA Term Financings”.

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

A330 PDP Facility

In June 2010, one of our subsidiaries entered into a $108,500 loan facility to finance a portion of the pre-delivery payments (“PDP”) on six new Airbus Model A330-200 aircraft to be acquired under the Airbus A330 acquisition agreement (the “Airbus A330 Agreement”). See Note 11. — Commitments and Contingencies. We refer to this loan facility as the “A330 PDP Facility”. The loans are secured by, among other things, an assignment of certain rights under the Airbus A330 Agreement and an assignment of the lease agreement for each aircraft and are guaranteed by Aircastle Limited.

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

Unsecured Debt Financings:

2010-1 Notes

On July 30, 2010, Aircastle Limited issued $300,000 aggregate principal amount of 9.75% Senior Notes due 2018, which we refer to as the “2010-1 Notes”, pursuant to an Indenture, dated as of July 30, 2010, between Aircastle Limited and Wells Fargo Bank, National Association, as trustee. The 2010-1 Notes were issued at 98.645% of par for an effective interest rate of 10.00% and were offered only to qualified institutional buyers and buyers outside the United States in accordance with Rule 144A and Regulation S, respectively, under the Securities Act of 1933. The 2010-1 Notes will mature on August 1, 2018 and bear interest at the rate of 9.75% per annum, payable semi-annually in arrears on February 1

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

and August 1, commencing on February 1, 2011 to holders of record on the immediately preceding January 15 and July 15.

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

2010 Revolving Credit Facility

On September 28, 2010, the Company entered into a three-year $50,000 senior unsecured revolving credit facility with a group of banks, which we refer to as the “2010 Revolving Credit Facility”. The 2010 Revolving Credit Facility provides loans in amounts up to $50,000 for working capital and other general corporate purposes. We have not drawn on the 2010 Revolving Credit Facility as of December 31, 2010.

The weighted average interest rates for our credit facilities at December 31, 2008, 2009 and 2010 were 0%, 0% and 0%, respectively.

Maturities of the secured and unsecured debt financings over the next five years and thereafter are as follows:

2011	$302,223	(1)
2012	223,782
2013	301,047
2014	316,885
2015	635,234
Thereafter	932,639

Total	$2,711,810

(1)	Includes repayments of $57,549 in 2011 related to contracted sales for six aircraft in 2011.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 6.	Shareholders’ Equity and Share Based Payment

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

In July 2010, Aircastle Limited entered into an amended employment agreement with an executive officer of the Company and in December 2010, the Company entered into amended employment agreements with two other executive officers of the Company. Under these amended employment agreements, the Company has agreed to amend certain restricted share award agreements previously entered into with these executive officers to provide for an accelerated vesting schedule for certain unvested restricted shares granted under their respective previous employment agreements. The effect of such amendments is to increase the number of common shares of the Company vesting in 2010 by 27,993 shares, in 2011 by 87,208 shares and in 2012 by 5,833 shares. Consequently, the number of common shares vesting in 2012 through 2014 will be reduced by a total of 121,034 shares. During the year ended December 31, 2010, we recorded an additional $1,252 of share based payment expense to account for the accelerated vesting.

In December 2010, the Company granted 125,000 restricted common shares with a total fair value of $1,293 to an executive officer of the company. The restricted common shares granted had a grant price of $10.34 per share and will vest over five years at 20% per year.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

A summary of the fair value of non-vested shares for the years ended December 31, 2008, 2009 and 2010 is as follows:

		Weighted	Fair Value of
		Average	Non-vested
	Shares	Grant Date	Shares at
Non vested Shares	(in 000’s)	Fair Value	Grant Date

Non-vested at January 1, 2008	1,060.6	$22.89	$24,281
Granted	85.0	14.84	1,262
Cancelled	(0.6)	28.89	(17)
Vested	(238.2)	18.91	(4,504)

Non-vested at December 31, 2008	906.8	23.18	21,022
Granted	1,069.4	5.97	6,386
Cancelled	(0.3)	28.89	(9)
Vested	(297.7)	20.30	(6,044)

Non-vested at December 31, 2009	1,678.2	12.73	21,355
Granted	205.1	10.14	2,080
Cancelled	(7.1)	9.62	(69)
Vested	(712.5)	14.15	(10,079)

Non-vested at December 31, 2010	1,163.7	$11.42	$13,287

The fair value of the restricted common shares granted in 2008, 2009 and 2010 were determined based upon the market price of the shares at the grant date.

The total unrecognized compensation cost, adjusted for estimated forfeitures, related to all non-vested shares as of December 31, 2010, in the amount of $6,863, is expected to be recognized over a weighted average period of 1.47 years.

In March 2011, the Company’s Board of Directors authorized the repurchase of up to $60,000 of the Company’s common shares. Under the program, the Company may purchase its common shares from time to time in the open market or in privately negotiated transactions. The amount and timing of the purchases will depend on a number of factors including the price and availability of the Company’s common shares, trading volume and general market conditions. The Company may also from time to time establish a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate purchases of its common shares under this authorization.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 7.	Dividends

The following table sets forth the quarterly dividends declared by our Board of Directors for the three years ended December 31, 2010:

	Dividend	Aggregate
	per	Dividend
Declaration Date	Common Share	Amount	Record Date	Payment Date

December 11, 2007	$0.70	$55,004	December 31, 2007	January 15, 2008
March 24, 2008	$0.25	19,640	March 31, 2008	April 15, 2008
June 11, 2008	$0.25	19,647	June 30, 2008	July 15, 2008
September 11, 2008	$0.25	19,655	September 30, 2008	October 15, 2008
December 22, 2008	$0.10	7,862	December 31, 2008	January 15, 2009
March 13, 2009	$0.10	7,923	March 31, 2009	April 15, 2009
June 10, 2009	$0.10	7,923	June 30, 2009	July 15, 2009
September 10, 2009	$0.10	7,924	September 30, 2009	October 15, 2009
December 14, 2009	$0.10	7,955	December 31, 2009	January 15, 2010
March 12, 2010	$0.10	7,951	March 31, 2010	April 15, 2010
May 25, 2010	$0.10	7,947	June 30, 2010	July 15, 2010
September 21, 2010	$0.10	7,947	September 30, 2010	October 15, 2010
December 6, 2010	$0.10	7,964	December 31, 2010	January 14, 2011

Note 8.	Earnings Per Share

ASC 260 Earnings Per Share, requires us to include all common shares granted under our incentive compensation plan which remain unvested (“restricted common shares”) and contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (“participating securities”), in the number of shares outstanding in our basic and diluted EPS calculations using the two-class method. All of our restricted common shares are currently participating securities.

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

	Year Ended December 31,
	2008	2009	2010

Weighted-average shares:
Common shares outstanding	77,750,136	77,986,155	78,488,031
Restricted common shares	895,978	1,317,547	1,118,542

Total weighted-average shares	78,646,114	79,303,702	79,606,573

Percentage of weighted-average shares:
Common shares outstanding	98.86%	98.34%	98.59%
Restricted common shares	1.14%	1.66%	1.41%

Total	100.00%	100.00%	100.00%

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The calculations of both basic and diluted earnings per share for the years ended December 31, 2008, 2009 and 2010 are as follows:

	Year Ended December 31,
	2008	2009	2010

Earnings per common share — Basic:
Income from continuing operations	$115,291	$102,492	$65,816
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(1,313)	(1,703)	(925)

Income from continuing operations available to common shareholders — Basic	$113,978	$100,789	$64,891

Weighted-average common shares outstanding — Basic	77,750,136	77,986,155	78,488,031

Net income per common share — Basic	$1.47	$1.29	$0.83

Earnings per common share — Diluted:
Income from continuing operations	$115,291	$102,492	$65,816
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(1,313)	(1,703)	(925)

Income from continuing operations available to common shareholders — Basic	$113,978	$100,789	$64,891

Weighted-average common shares outstanding — Basic	77,750,136	77,986,155	78,488,031
Effect of diluted shares	— (b)	— (b)	— (b)

Weighted-average common shares outstanding — Diluted	77,750,136	77,986,155	78,488,031

Net income per common share — Diluted	$1.47	$1.29	$0.83

(a)	For the years ended December 31, 2008, 2009 and 2010, distributed and undistributed earnings to restricted shares is 1.14%, 1.66% and 1.41%, respectively, of net income. The amount of restricted share forfeitures for all periods present is immaterial to the allocation of distributed and undistributed earnings.

(b)	For the years ended December 31, 2008, 2009 and 2010, we have no dilutive shares.

Note 9.	Income Taxes

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

The sources of income from continuing operations before income taxes for the years ended December 31, 2008, 2009 and 2010 were as follows:

	Year Ended December 31,
	2008	2009	2010

U.S. operations	$2,109	$1,971	$1,661
Non-U.S. operations	120,723	109,181	70,751

Total	$122,832	$111,152	$72,412

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The components of the income tax provision from continuing operations for the year ended December 31, 2008, 2009 and 2010 consisted of the following:

	Year Ended December 31,
	2008	2009	2010

Current:
United States:
Federal	$1,110	$1,805	$1,874
State	205	96	48
Non-U.S.	1,313	583	947

Current income tax provision	2,628	2,484	2,869

Deferred:
United States:
Federal	1,790	628	712
State	251	244	161
Non-U.S.	2,872	5,304	2,854

Deferred income tax provision (benefit)	4,913	6,176	3,727

Total	$7,541	$8,660	$6,596

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2008, 2009 and 2010 consisted of the following:

	Year Ended December 31,
	2008	2009	2010

Deferred tax assets:
Non-cash share based payments	$2,382	$2,507	$2,148
Hedge gain	77	—	—
Net operating loss carry forwards	5,366	5,775	6,708
Interest rate derivatives	4,529	3,056	2,789
Other	—	119	260

Total deferred tax assets	12,354	11,457	11,905

Deferred tax liabilities:
Accelerated depreciation	(12,007)	(18,743)	(23,468)
Other	(159)	(744)	(646)

Total deferred tax liabilities	(12,166)	(19,487)	(24,114)

Net deferred tax (liabilities) assets	$188	$(8,030)	$(12,209)

The Company had approximately $7,725 of net operating loss carry forwards available at December 31, 2010 to offset future taxable income subject to U.S. graduated tax rates. If not utilized, these carry forwards begin to expire in 2027. The Company also had net operating loss carry forwards of $32,960 with no expiration date to offset future Irish taxable income. Deferred tax assets and liabilities are included in other assets and accounts payable and accrued liabilities, respectively, in the accompanying consolidated balance sheets.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

We do not expect to incur income taxes on future distributions of undistributed earnings of non-U.S. subsidiaries and, accordingly, no deferred income taxes have been provided for the distributions of such earnings. As of December 31, 2010, we have elected to permanently reinvest our accumulated undistributed U.S. earnings of $8,894. Accordingly, no U.S. withholding taxes have been provided. Withholding tax of $2,668 would be due if such earnings were remitted.

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

Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income from continuing operations at December 31, 2008, 2009 and 2010 consisted of the following:

	Year Ended December 31,
	2008	2009	2010

Notional U.S. federal income tax expense at the statutory rate:	$42,991	$38,903	$25,344
U.S. state and local income tax, net	88	129	121
Non-U.S. operations:
Bermuda	(30,074)	(22,724)	(12,971)
Ireland	(5,409)	(8,389)	(6,891)
Other	(67)	52	(47)
Non-deductible expenses in the U.S.	87	710	1,187
Other	(75)	(21)	(147)

Provision for income taxes	$7,541	$8,660	$6,596

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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 10.	Interest, Net

The following table shows the components of interest, net for the years ended December 31, 2008, 2009 and 2010:

	Year Ended December 31,
	2008	2009	2010

Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$169,860	$146,617	$153,064
Hedge ineffectiveness losses	16,623	463	5,039
Amortization related to deferred (gains) losses	15,488	12,894	9,634
Losses on termination of interest rate swaps	1,003	—	—
Amortization of deferred financing fees	13,603	12,232	15,065

Interest Expense	216,577	172,206	182,802
Less interest income	(7,311)	(939)	(413)
Less capitalized interest	(5,737)	(1,457)	(4,127)

Interest, net	$203,529	$169,810	$178,262

Note 11.	Commitments and Contingencies

Rent expense, primarily for the corporate office and sales and marketing facilities, was approximately $1,342, $1,272 and $1,135 for the years ended December 31, 2008, 2009 and 2010, respectively.

As of December 31, 2010, Aircastle is obligated under non-cancelable operating leases relating principally to office facilities in Stamford, Connecticut, Dublin, Ireland, and Singapore for future minimum lease payments as follows:

December 31,	Amount

2011	$1,118
2012	1,117
2013	181
2014	182
2015	181
Thereafter	91

Total	$2,870

On June 20, 2007, we entered into an acquisition agreement, which we refer to as the Airbus A330 Agreement, under which we agreed to acquire new A330 aircraft, or the New A330 Aircraft, from Airbus. We currently have eight New A330 Aircraft remaining to be delivered, with seven scheduled for delivery in 2011 and one in 2012. During 2009 and 2010, we acquired two New A330 Aircraft in each year.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

At December 31, 2010, we had commitments to acquire, convert and/or modify aircraft including, where applicable, our estimate of adjustments for configuration changes, engine acquisition costs, contractual price escalations and other adjustments, net of amounts already paid, as follows:

December 31,	Amount

2011	$430,232
2012	61,395

Total	$491,627

Note 12.	Related Party Transactions

In May 2006, two of our operating subsidiaries entered into service agreements to provide certain leasing, remarketing, administrative and technical services to a Fortress entity with respect to four aircraft owned by the Fortress entity and leased to third parties. As of December 31, 2008, 2009 and 2010, we had earned $117, $174 and $138, respectively, in fees due from the Fortress entity. Total fees paid to us for the years ended December 31, 2008, 2009 and 2010 were $117, $166 and $142, respectively. Our responsibilities include remarketing the aircraft for lease or sale, invoicing the lessees for expenses and rental payments, reviewing maintenance reserves, reviewing the credit of lessees, arranging for the periodic inspection of the aircraft and securing the return of the aircraft when necessary. The agreements also provide that the Fortress entity will pay us 3.0% of the collected rentals with respect to leases of the aircraft, plus expenses incurred during the service period, and will pay us 2.5% of the gross sales proceeds from the sale of any of the aircraft, plus expenses incurred during the service period. We believe that the scope of services and fees under these service agreements were concluded on an arms-length basis. In May 2007, we sold two aircraft owned by Fortress. In May 2009, we sold one aircraft owned by Fortress and Fortress paid us a fee in the amount of $55 for the remarketing of this aircraft. In August 2009, we sold a second aircraft owned by Fortress on an installment sale basis, for which a fee of $270 is due from Fortress to the Company. The proceeds of this sale are paid in installments to Fortress, as is the fee due from Fortress to us. In 2009 and 2010, respectively, we received $38 and $142 in fee payments related to this second aircraft. The service agreements had an initial term which expired on December 31, 2008, but continued thereafter unless one party terminates the agreement by providing the other with advance written notice. As of December 31, 2009 and 2010, we had a $94 and a $21 receivable, respectively, from Fortress.

For the years ended December 31, 2008, 2009 and 2010, Aircastle paid $552, $238 and $377, respectively, for legal fees related to the establishment and financing activities of our Bermuda subsidiaries, and, for the years ended December 31, 2008, 2009, and 2010, Aircastle paid $156, $128 and $53 for Bermuda corporate services related to our Bermuda companies to a law firm and a corporate secretarial services provider affiliated with a Bermuda resident director serving on certain of our subsidiaries’ board of directors. The Bermuda resident director serves as an outside director of these subsidiaries.

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

We held the following interest rate derivatives as of December 31, 2010:

Derivative Assets
Future
	Current			Maximum
	Notional	Effective	Maturity	Notional	Floating	Fixed	Balance Sheet
Hedged Item	Amount	Date	Date	Amount	Rate	Rate	Location	Fair Value

Interest rate derivatives not designated as cash flow hedges :
ECA Term Financing for New A330 Aircraft(1)	$—	Jul-11	Jul-23	$67,000	3M LIBOR	4.0%	Fair value of	$374

derivative
assets

(1)	In October 2010, we paid $119 for an option that expires July 13, 2011 and gives us the right to enter into a forward starting swap with an amortizing notional of $67,000. Although this interest rate derivative is hedging the interest payments related to the ECA Financing of our July 2011 delivery in the New A330 Aircraft portfolio, we have not designated this interest rate derivative as a cash flow hedge for accounting purposes. As such, all mark to market adjustments related to this contract are being charged to other income (expense) on our consolidated statement of income. The amount charged to other income (expense) through December 31, 2010 was income in the amount of $255.

	Derivative Liabilities
				Future
	Current			Maximum
	Notional	Effective	Maturity	Notional	Floating	Fixed	Balance Sheet
Hedged Item	Amount	Date	Date	Amount	Rate	Rate	Location	Fair Value

Interest rate derivatives designated as cash flow hedges :
Securitization No. 1	$427,575	Jun-06	Jun-16	$427,575	1M LIBOR + 0.27%	5.78%	Fair value of derivative liabilities	$58,098
Securitization No. 2	994,059	Jun-07	Jun-12	994,059	1M LIBOR	5.25% to 5.36%	Fair value of derivative liabilities	66,306
Term Financing No. 1(1)	582,564	Jun-08	May-13	582,564	1M LIBOR	4.04%	Fair value of derivative liabilities	38,816
Term Financing No. 1(1)	—	May-13	May-15	478,044	1M LIBOR	5.31%	Fair value of derivative liabilities	16,365

Total interest rate derivatives	$2,004,198			$2,482,242				$179,585

(1)	The interest payments related to Term Financing No. 1 are being hedged by two consecutive interest rate derivatives. When the first matures in May 2013, the next becomes effective.

Our interest rate derivatives involve counterparty credit risk. As of December 31, 2010, our interest rate derivatives are held with the following counterparties: JP Morgan Chase Bank NA, Citibank Canada NA and HSH Nordbank AG. All of our counterparties or guarantors of these counterparties are considered investment grade (senior unsecured ratings of A3 or above) by Moody’s Investors Service. All are also considered investment grade (long-term foreign issuer ratings of A or

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

above) by Standard and Poor’s except HSH Nordbank AG which is not rated. We do not anticipate that any of these counterparties will fail to meet their obligations.

In addition to the derivative liability above, another component of the fair value of our interest rate derivatives is accrued interest. As of December 31, 2010, accrued interest payable included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheet was $5,712 related to interest rate derivatives designated as cash flow hedges.

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

Prior to the securitizations and term debt financings, our interest rate derivatives typically required us to post cash collateral to the counterparty when the value of the interest rate derivative exceeded a defined threshold. When the interest rate derivatives were terminated and became part of a larger aircraft portfolio financing, there were no cash collateral posting requirements associated with the new interest rate derivative. As of December 31, 2010, we did not have any cash collateral pledged under our interest rate derivatives, nor do we have any existing agreements that require cash collateral postings.

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

Following is the effect of interest rate derivatives on the statement of financial performance for the year ended December 31, 2010:

Effective Portion					Ineffective Portion
Derivatives in		Location of	Amount of		Location of	Amount of
ASC 815	Amount of	Gain or (Loss)	Gain or (Loss)		Gain or (Loss)	Gain or (Loss)
Cash Flow	Gain or (Loss)	Reclassified from	Reclassified from		Recognized in	Recognized in
Hedging	Recognized in OCI	Accumulated OCI	Accumulated OCI into		Income on	Income on
Relationships	on Derivative(a)	into Income	Income(b)		Derivative	Derivative(c)

Interest rate derivatives	$(93,756)	Interest expense	$(104,618	)(1)	Interest expense	$(5,492	)(1)

(a)	This represents the change in fair market value of our interest rate derivatives since year end, net of taxes, offset by the amount of actual cash paid related to the net settlements of the interest rate derivatives for each of the twelve months ended December 31, 2010.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

(b)	This represents the amount of actual cash paid, net of taxes, related to the net settlements of the interest rate derivatives for each month of the twelve months ended December 31, 2010 plus any effective amortization of net deferred interest rate derivative losses.

(c)	This represents both realized and unrealized ineffectiveness incurred during the twelve months ended December 31, 2010.

(1)	Excludes accelerated deferred loss of $766 which was charged to interest expense during the twelve months ended December 31, 2010 as a result of changes in projected future debt.

Derivatives Not	Location of Gain	Amount of Gain
Designated as	or (Loss)	or (Loss)
Hedging Instruments	Recognized in Income	Recognized in Income
under ASC 815	on Derivative	on Derivative

Interest rate derivatives	Other income (expense)	$(860)

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table summarizes the deferred (gains) and losses and related amortization into interest expense for our terminated interest rate derivative contracts for the years ended December 31, 2008, 2009, and 2010:

											Amount of
											Deferred
								Amount of Deferred (Gain) or			(Gain) or
								Loss Amortized (including			Loss
							Unamortized	Accelerated			Expected to
							Deferred	Amortization) into Interest			be
	Original					Deferred	(Gain) or	Expense			Amortized
	Maximum					(Gain) or	Loss at	For the Year Ended			Over the
	Notional	Effective	Maturity	Fixed	Termination	Loss Upon	December 31,	December 31,			Next Twelve
Hedged Item	Amount	Date	Date	Rate %	Date	Termination	2010	2008	2009	2010	Months

Securitization No. 1	$400,000	Dec-05	Aug-10	4.61	Jun-06	$(12,968)	$—	$(3,214)	$(3,083)	$(1,418)	$—

Securitization No. 1	200,000	Dec-05	Dec-10	5.03	Jun-06	(2,541)	—	(892)	(422)	(297)	—

Securitization No. 2	500,000	Mar-06	Mar-11	5.07	Jun-07	(2,687)	(122)	(746)	(711)	(675)	(122)

Securitization No. 2	200,000	Jan-07	Aug-12	5.06	Jun-07	(1,850)	(523)	(386)	(368)	(350)	(333)

Securitization No. 2	410,000	Feb-07	Apr-17	5.14	Jun-07	(3,119)	(1,663)	(487)	(398)	(348)	(353)

Term Financing No. 1	150,000	Jul-07	Dec-17	5.14	Mar-08	15,281	9,485	1,825	2,055	1,916	1,779

Term Financing No. 1	440,000	Jun-07	Feb-13	4.88	Partial — Mar-08	26,281	10,340	4,364	5,989	5,588	5,185

					Full — Jun-08

Term Financing No. 1	248,000	Aug-07	May-13	5.33	Jun-08	9,888	3,690	1,299	2,222	2,677	1,612

Term Financing No. 2	55,000	May-08	Mar-14	5.41	Jun-08	2,380	—	2,380	—	—	—

Term Financing No. 2	360,000	Jan-08	Feb-19	5.16	Partial — Jun-08	23,077	10,170	8,499	2,585	1,823	1,328

					Full — Oct-08

Repurchase Agreement	74,000	Feb-06	Jul-10	5.02	Feb-08	878	—	878	—	—	—

Repurchase Agreement	5,000	Dec-05	Sep-09	4.94	Mar-08	144	—	144	—	—	—

Repurchase Agreement	2,900	Jun-05	Mar-13	4.21	Jun-08	(19)	—	(19)	—	—	—

ECA Term Financing for New A330 Aircraft	238,000	Jan-11	Apr-16	5.23	Dec-08	19,430	18,432	—	985	13	2,841

ECA Term Financing for New A330 Aircraft	231,000	Apr-10	Oct-15	5.17	Partial — Jun-08 Full — Dec-08	15,310	11,732	1,582	1,291	705	2,538

PDP Financing for New A330 Aircraft	203,000	Jun-07	Jan-12	4.89	Dec-08	2,728 (1)	—	1,264	1,464	—	—

ECA Term Financing for New A330 Aircraft	238,000	Jul-11	Sep-16	5.27	Dec-08	17,254	15,969	—	1,285	—	421

Total						$109,467	$77,510	$16,491	$12,894	$9,634	$14,896

(1)	The deferred loss for this swap is related to the period prior to de-designation.

The amount of loss expected to be reclassified from accumulated other comprehensive income (“OCI”) into interest expense over the next 12 months consists of net interest settlements on active interest rate derivatives in the amount of $89,296 and the amortization of deferred net losses in the amount of $14,896. Over the next twelve months, we expect the amortization of deferred net losses to increase as certain gains on Securitizations No. 1 and No. 2 fully amortize in the amount of $122 and the losses on the forward starting A330 swaps in the amount of $5,800 begin to amortize as we take

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

delivery of these aircraft. For the twelve months ended December 31, 2010, the amount of loss reclassified from OCI into interest expense consisted of net interest settlements on active interest rate derivatives in the amount of $97,414, and the amortization of deferred net losses (including accelerated amortization) in the amount of $9,634 as disclosed below.

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

During 2008, we entered into a series of interest rate forward rate contracts with an initial notional amount of $139,180. Although we entered into this arrangement to hedge the variable interest payments in connection with Term Financing No. 2, this instrument was not designated as a cash flow hedge for accounting purposes. All mark to market adjustments related to these contracts were charged directly to other income (expense) on the consolidated statement of income. This interest rate derivative was terminated in August 2010. The loss (income) charged to other income/expense through December 31, 2008, 2009 and 2010 was $4,581, $(1,303) and $617, respectively.

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

The following table summarizes amounts charged directly to the consolidated statement of income for the years ended December 31, 2008, 2009 and 2010 related to our interest rate derivative contracts:

	Year Ended December 31,
	2008	2009	2010

Interest Expense:
Hedge ineffectiveness losses	$16,623	$463	$5,039

Amortization:
Accelerated amortization of deferred losses	11,963	4,924	766
Amortization of deferred (gains) losses	3,525	7,970	8,868
Losses on termination of interest rate swaps	1,003	—	—

Total Amortization	16,491	12,894	9,634

Total charged to interest expense	$33,114	$13,357	$14,673

Other Income (Expense):
Mark to market gains (losses) on undesignated hedges	$(11,446)	$959	$(860)

Total charged to other income (expense)	$(11,446)	$959	$(860)

The weighted average interest pay rates of these derivatives at December 31, 2008, 2009 and 2010 were 4.97%, 4.91% and 5.01%, respectively.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 14.	Other Assets

The following table describes the principal components of other assets on our consolidated balance sheet as of:

	December 31,
	2009	2010

Deferred debt issuance costs, net of amortization of $34,326 and $43,826, respectively	$28,907	$30,045
Deferred federal income tax asset	11,457	11,905
Lease incentives and lease premiums, net of amortization of $17,978 and $26,749, respectively	10,451	9,115
Other assets	14,464	14,492

Total other assets	$65,279	$65,557

Note 15.	Accounts Payable, Accrued Expenses and Other Liabilities

The following table describes the principal components of accounts payable, accrued expenses and other liabilities recorded on our consolidated balance sheet as of:

	December 31,
	2009	2010

Accounts payable and accrued expenses	$33,020	$32,145
Deferred federal income tax liability	19,487	24,114
Accrued interest payable	7,885	20,211

Total accounts payable, accrued expenses and other liabilities	$60,392	$76,470

The increase in accrued interest payable is primarily due to accrued semi-annual interest on our 2010-1 Notes which is due on February 1, 2011.

Note 16.	Segment Reporting

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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 17.	Quarterly Financial Data (Unaudited)

Quarterly results of our operations for the years ended December 31, 2009 and 2010 are summarized below:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2009
Revenues	$132,138	$136,913	$165,740	$135,794
Net income	$18,471	$27,571	$33,458	$22,992
Basic earnings per share:
Net income	$0.23	$0.35	$0.42	$0.29
Diluted earnings per share:
Net income	$0.23	$0.35	$0.42	$0.29
2010
Revenues	$130,561	$130,184	$132,247	$134,718
Net income	$18,879	$18,139	$8,569	$20,229
Basic earnings per share:
Net income	$0.24	$0.23	$0.11	$0.25
Diluted earnings per share:
Net income	$0.24	$0.23	$0.11	$0.25

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

		Unrealized	Accumulated
		Appreciation	Other
	Fair Value of	Debt	Comprehensive
	Derivatives	Securities	Income (Loss)

January 1, 2008	$(136,222)	$10,833	$(125,389)
Net change in fair value of derivatives, net of tax benefit of $2,602	(245,407)	—	(245,407)
Net derivative loss reclassified into earnings	16,491	—	16,491
Net change in unrealized fair value of debt investments	—	(8,297)	(8,297)

December 31, 2008	(365,138)	2,536	(362,602)
Net change in fair value of derivatives, net of tax expense of $1,473	92,396	—	92,396
Net derivative loss reclassified into earnings	12,894	—	12,894
Gain on debt investments reclassified into earnings	—	(4,965)	(4,965)
Net change in unrealized fair value of debt investments	—	2,429	2,429

December 31, 2009	(259,848)	—	(259,848)
Net change in fair value of derivatives, net of tax expense of $268	1,994	—	1,994
Net derivative loss reclassified into earnings	9,634	—	9,634

December 31, 2010	$(248,220)	$—	$(248,220)

The following table sets forth the components of accumulated other comprehensive income (loss), net of tax where applicable, at December 31, 2009 and December 31, 2010:

Accumulated
Other
Comprehensive
Income (Loss)

December 31, 2009, net of tax benefit of $3,057	$(259,848)
Net change in fair value of derivatives, net of tax expense of $268	1,994
Derivative loss reclassified into earnings	9,634

December 31, 2010	$(248,220)

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Aircastle Limited has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 10, 2011

Aircastle Limited

By:	/s/ Ron Wainshal
Ron Wainshal
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Aircastle Limited and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Ron Wainshal Ron Wainshal	Chief Executive Officer and Director	March 10, 2011

/s/ Michael Inglese Michael Inglese	Chief Financial Officer	March 10, 2011

/s/ Aaron Dahlke Aaron Dahlke	Chief Accounting Officer	March 10, 2011

/s/ Wesley R. Edens Wesley R. Edens	Chairman of the Board	March 10, 2011

/s/ Joseph P. Adams, Jr. Joseph P. Adams, Jr.	Deputy Chairman of the Board	March 10, 2011

/s/ Ronald W. Allen Ronald W. Allen	Director	March 10, 2011

/s/ Douglas A. Hacker Douglas A. Hacker	Director	March 10, 2011

/s/ Ronald L. Merriman Ronald L. Merriman	Director	March 10, 2011

/s/ Charles W. Pollard Charles W. Pollard	Director	March 10, 2011

/s/ Peter V. Ueberroth Peter V. Ueberroth	Director	March 10, 2011

S-1