Form 10-Q
period 2011-03-31
Aircastle LTD
filed 2011-05-04
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     YES ☐ NO ☑
     As of April 29, 2011, there were 76,955,758 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries
Form 10-Q

PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements
Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,	March 31,
	2010	2011
		(Unaudited)
ASSETS
Cash and cash equivalents	$239,957	$240,275
Accounts receivable	1,815	1,447
Restricted cash and cash equivalents	191,052	191,361
Restricted liquidity facility collateral	75,000	71,000
Flight equipment held for lease, net of accumulated depreciation of $785,490 and $835,642	4,065,780	4,120,309
Aircraft purchase deposits and progress payments	219,898	186,009
Other assets	65,557	72,300

Total assets	$4,859,059	$4,882,701

LIABILITIES AND SHAREHOLDERS’ EQUITY LIABILITIES
Borrowings from secured and unsecured financings (including borrowings of ACS Ireland VIEs of $314,877 and $310,573, respectively	$2,707,958	$2,748,906
Accounts payable, accrued expenses and other liabilities	76,470	63,847
Dividends payable	7,964	7,857
Lease rentals received in advance	43,790	38,955
Liquidity facility	75,000	71,000
Security deposits	83,241	82,391
Maintenance payments	342,333	327,994
Fair value of derivative liabilities	179,585	155,363

Total liabilities	3,516,341	3,496,313

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 250,000,000 shares authorized, 79,640,285 shares issued and outstanding at December 31, 2010; and 78,568,761 shares issued and outstanding at March 31, 2011	796	783
Additional paid-in capital	1,485,841	1,468,401
Retained earnings	104,301	139,121
Accumulated other comprehensive loss	(248,220)	(221,917)

Total shareholders’ equity	1,342,718	1,386,388

Total liabilities and shareholders’ equity	$4,859,059	$4,882,701

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2011
Revenues:
Lease rental revenue	$130,122	$141,116
Amortization of net lease discounts and lease incentives	(4,845)	(3,102)
Maintenance revenue	5,254	16,844

Total lease rentals	130,531	154,858
Other revenue	30	3,056

Total revenues	130,561	157,914

Expenses:
Depreciation	54,145	59,591
Interest, net	40,959	45,619
Selling, general and administrative (including non-cash share based payment expense of $1,782, and $1,895, respectively)	11,673	12,531
Maintenance and other costs	2,200	3,530

Total expenses	108,977	121,271

Other income (expense):
Gain on sale of flight equipment	—	9,662
Other	(370)	(359)

Total other income (expense)	(370)	9,303

Income from continuing operations before income taxes	21,214	45,946
Income tax provision	2,335	3,269

Net income	$18,879	$42,677

Earnings per common share — Basic	$0.24	$0.54

Earnings per common share — Diluted	$0.24	$0.54

Dividends declared per share	$0.10	$0.10

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2011
Cash flows from operating activities:
Net income	$18,879	$42,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	54,145	59,591
Amortization of deferred financing costs	2,804	3,528
Amortization of net lease discounts and lease incentives	4,845	3,102
Deferred income taxes	1,234	1,853
Non-cash share based payment expense	1,782	1,895
Cash flow hedges reclassified into earnings	2,304	2,835
Ineffective portion of cash flow hedges	866	(475)
Security deposits and maintenance payments included in earnings	(267)	(18,534)
Gain on sale of flight equipment	—	(9,662)
Other	370	(57)
Changes in certain assets and liabilities:
Accounts receivable	(346)	1,288
Restricted cash and cash equivalents	(22,185)	(309)
Other assets	(946)	(731)
Accounts payable, accrued expenses and other liabilities	(9,309)	(17,416)
Lease rentals received in advance	(2,464)	(5,381)

Net cash provided by operating activities	51,712	64,204

Cash flows from investing activities:
Acquisition and improvement of flight equipment and lease incentives	(10,136)	(110,410)
Proceeds from sale of flight equipment	—	75,200
Aircraft purchase deposits and progress payments	(39,551)	(36,630)

Net cash used in investing activities	(49,687)	(71,840)

Cash flows from financing activities:
Repurchase of shares	(926)	(16,367)
Proceeds from term debt financings	—	157,161
Securitization and term debt financing repayments	(37,929)	(116,340)
Deferred financing costs	(106)	(7,346)
Restricted secured liquidity facility collateral	1,000	4,000
Secured liquidity facility collateral	(1,000)	(4,000)
Security deposits received	2,413	7,009
Security deposits returned	(3,868)	(5,312)
Maintenance payments received	31,186	27,487
Maintenance payments returned	(5,906)	(30,374)
Dividends paid	(7,955)	(7,964)

Net cash (used in) provided by financing activities	(23,091)	7,954

Net increase (decrease) in cash and cash equivalents	(21,066)	318
Cash and cash equivalents at beginning of period	142,666	239,957

Cash and cash equivalents at end of period	$121,600	$240,275

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$35,114	$46,919

Cash paid for income taxes	$2,429	$1,004

Supplemental disclosures of non-cash financing activities:
Advance lease rentals converted to maintenance reserves	$1,750	$—

Security deposits converted to advance lease rentals	$—	$546

The accompanying notes are an integral part of these unaudited consolidated financial statements

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2011
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
     The accompanying consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting and, in our opinion, reflect all adjustments, including normal recurring items, which are necessary to present fairly the results for interim periods. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with US GAAP have been omitted in accordance with the rules and regulations of the SEC; however, we believe that the disclosures are adequate to make information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
     The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure since the balance sheet date of March 31, 2011 through the date on which the consolidated financial statements included in this Form 10-Q were issued.
Principles of Consolidation
     The consolidated financial statements include the accounts of Aircastle and all of its subsidiaries. Aircastle consolidates eight Variable Interest Entities (“VIEs”) of which Aircastle is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.
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
Recent Accounting Pronouncements
     In August 2010, the Financial Accounting Standards Board (“FASB”) issued an exposure draft, “Leases” (the “Lease ED”), which would replace the existing guidance in the Accounting Standards Codification (“ASC”) 840 (“ASC 840”), Leases. Under the Lease ED, a lessor would be required to adopt a right-of-use model where the lessor

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2011
would apply one of two approaches to each lease based on whether the lessor retains exposure to significant risks or benefits associated with the underlying asset. For the lessor, the right-of-use model records a right to receive lease payment (lease receivable) and a lease liability, for the obligation to permit the lessee to use the underlying asset. The final Lease ED is expected to be issued in the second half of 2011. Before issuing the final document, the FASB intends to expose for public comment the proposed amendments to the FASB ASC (as required by the FASB’s Rules of Procedure). A final standard may have an effective date no earlier than 2014. When and if the proposed guidance becomes effective, it may have a significant impact on the Company’s consolidated financial statements. Although we believe the presentation of our financial statements, and those of our lessees could change, we do not believe the accounting pronouncement will change the fundamental economic reasons for which the airlines lease aircraft. Therefore, we do not believe it will have a material impact on our business.
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
     The following tables set forth our financial assets and liabilities as of December 31, 2010 and March 31, 2011 that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2011

	Fair Value	Fair Value Measurements at December 31, 2010
	as of	Using Fair Value Hierarchy
	December 31,				Valuation
	2010	Level 1	Level 2	Level 3	Technique
Assets:
Cash and cash equivalents	$239,957	$239,957	$—	$—	Market
Restricted cash and cash equivalents	191,052	191,052	—	—	Market
Derivative assets	374	—	374	—	Income

Total	$431,383	$431,009	$374	$—

Liabilities:
Derivative liabilities	$179,585	$—	$124,404	$55,181	Income

	Fair Value	Fair Value Measurements at March 31, 2011
	as of	Using Fair Value Hierarchy
	March 31,				Valuation
	2011	Level 1	Level 2	Level 3	Technique
Assets:
Cash and cash equivalents	$240,275	$240,275	$—	$—	Market
Restricted cash and cash equivalents	191,361	191,361	—	—	Market
Derivative assets	137	—	137	—	Income

Total	$431,773	$431,636	$137	$—

Liabilities:
Derivative liabilities	$155,363	$—	$106.599	$48,764	Income

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
     Our interest rate derivatives included in Level 3 consist of United States dollar denominated interest rate swaps on Term Financing No. 1 with a guaranteed notional balance. The guaranteed notional balance has an upper notional band that matches the hedged debt and a lower notional band. The notional balance is guaranteed to match the hedged debt balance if the debt balance decreases within the upper and lower notional band. During the year ended December 31, 2010, the notional balance was adjusted to match the debt balance of Term Financing No. 1 as a result of various changes to Term Financing No. 1 including supplemental principal payments and debt payoff related to an aircraft sale. The fair value of the interest rate derivative is determined based on the adjusted upper notional band using cash flows discounted at the relevant market interest rates in effect at the period close. It incorporates an assessment of the risk of non-performance by the interest rate derivative counterparty in valuing derivative assets and an evaluation of the Company’s credit risk in valuing derivative liabilities. The range of the guaranteed notional between the upper and lower band represents an option that may not be exercised independently of the debt notional and is therefore valued based on unobservable market inputs.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2011
     The following table reflects the activity for the classes of our assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2010 and 2011:

Liabilities
Derivative
Liabilities
Balance as of December 31, 2009	$(38,907)
Total gains/(losses), net:
Included in other income (expense)	(139)
Included in interest expense	(51)
Included in other comprehensive income	(5,943)

Balance as of March 31, 2010	$(45,040)

Liabilities
Derivative
Liabilities
Balance as of December 31, 2010	$(55,181)
Total gains/(losses), net:
Included in other income (expense)	(122)
Included in interest expense	6
Included in other comprehensive income	6,533

Balance as of March 31, 2011	$(48,764)

     For the three months ended March 31, 2010 and 2011, we had no transfers into or out of Level 3 and we had no purchases, issuances, sales or settlements of Level 3 items.
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
     The carrying amounts and fair values of our financial instruments at December 31, 2010 and March 31, 2011 are as follows:

	December 31, 2010		March 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	of Asset	of Asset	of Asset	of Asset
	(Liability)	(Liability)	(Liability)	(Liability)
Securitizations and term debt financings	$(2,056,012)	$(1,829,277)	$(1,984,507)	$(1,779,493)
ECA term financings	(267,311)	(273,203)	(408,181)	(414,908)
A330 PDP Facility	(88,487)	(88,487)	(59,943)	(59,943)
2010-1 Notes	(296,148)	(328,500)	(296,275)	(335,250)

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2011
Note 3. Lease Rental Revenues and Flight Equipment Held for Lease
     Minimum future annual lease rentals contracted to be received under our existing operating leases of flight equipment at March 31, 2011 were as follows:

Year Ending December 31,	Amount
Remainder of 2011	$417,384
2012	499,490
2013	397,377
2014	311,206
2015	261,210
2016	231,381
Thereafter	373,168

Total	$2,491,216

     Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended
	March 31,
Region	2010	2011
Europe	45%	46%
Asia	20%	24%
North America	16%	13%
Latin America	9%	9%
Middle East and Africa	10%	8%

Total	100%	100%

     The classification of regions in the tables above and the table and discussion below is determined based on the principal location of the lessee of each aircraft.
     For the three months ended March 31, 2010, one customer accounted for 11% of lease rental revenue and two additional customers accounted for a combined 14% of lease rental revenue. No other customer accounted for more than 5% of lease rental revenue.
     For the three months ended March 31, 2011, one customer accounted for 11% of lease rental revenue and three additional customers accounted for a combined 18% of lease rental revenue. No other customer accounted for more than 5% of lease rental revenue.
     The following table sets forth revenue attributable to individual countries representing at least 10% of total revenue based on each lessee’s principal place of business:

	Three Months Ended March 31,
	2010			2011
			Number			Number
		Percent of Total	of		Percent of Total	of
Country	Revenue	Revenue	Lessees	Revenue	Revenue	Lessees
United States	$16,645	13%	4	$16,735	11%	4
Netherlands(1)	14,012	11%	3	—	—%	—
China	13,806	11%	5	16,274	10%	5
Egypt (2) (3)	—	—	—	17,069	11%	1

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2011

(1)	Total revenue attributable to the Netherlands was less than 10% for the three months ended March 31, 2011.

(2)	Total revenue attributable to Egypt was $2.5 million of lease rental revenue or 2.0% of total revenue for the three months ended March 31, 2010.

(3)	Total revenue attributable to Egypt includes $1.2 million of lease rental revenue, $12.6 million of maintenance revenue and other revenue of $2.7 million for the three months ended March 31, 2011 related to the early termination of four leases in the first quarter of 2011. As of March 31, 2011, we have no aircraft on lease in Egypt.
Geographic concentration of net book value of flight equipment held for lease was as follows:

	December 31, 2010		March 31, 2011
	Number		Number
	of	Net Book	of		Net Book
Region	Aircraft	Value %	Aircraft		Value %
Europe	66	46%	65		44%
Asia	35	26%	32		24%
North America	14	10%	14		10%
Latin America	11	8%	11		8%
Middle East and Africa	10	10%	7		12%
Off-lease	—	—%	5	(1)	2%

Total	136	100%	134		100%

(1)	Includes four Airbus Model A320-200 aircraft with respect to which leases were terminated after a customer ceased operations in the first quarter of 2011 and one Airbus Model A319-100 aircraft which was returned to us early on a consensual basis in the first quarter of 2011. We have commitments to lease three of these aircraft and are currently marketing the remaining two aircraft for sale or lease.
     The following table sets forth net book value of flight equipment attributable to individual countries representing at least 10% of total assets based on each lessee’s principal place of business as of:

	December 31, 2010			March 31, 2011
		Net Book	Number of		Net Book	Number of
Country	Net Book Value	Value %	Lessees	Net Book Value	Value %	Lessees
China	$518,545	13%	5	$447,932	11%	4
Netherlands	410,086	10%	3	403,737	10%	3
     At December 31, 2010 and March 31, 2011, the amounts of lease incentive liabilities recorded in maintenance payments on the consolidated balance sheets were $26,536 and $30,232, respectively.
     At December 31, 2010 and March 31, 2011, the amounts of prepaid lease incentives and lease premiums, net of amortization, recorded in other assets on the consolidated balance sheets were $9,115 and $11,151 respectively.
Note 4. Variable Interest Entities
     Aircastle consolidates eight VIEs of which it is the primary beneficiary. The operating activities of these VIEs are limited to acquiring, owning, leasing, maintaining, operating and, under certain circumstances, selling the nineteen aircraft discussed below.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2011
Securitizations and Term Financing
     In connection with Securitization No. 1, two of our subsidiaries, ACS Aircraft Finance Ireland plc (“ACS Ireland”) and ACS Aircraft Finance Bermuda Limited (“ACS Bermuda”) issued Class A-1 notes and each has fully and unconditionally guaranteed the other’s obligations under the notes. In connection with Securitization No. 2, two of our subsidiaries, ACS Aircraft Finance Ireland 2 Limited (“ACS Ireland 2”) and ACS 2007-1 Limited (“ACS Bermuda 2”) issued Class A-1 notes and each has fully and unconditionally guaranteed the other’s obligations under the notes. In connection with Term Financing No. 1, two of our subsidiaries, ACS Ireland 3 Limited (“ACS Ireland 3”) and ACS 2008-1 Limited (“ACS Bermuda 3”) entered into a seven year term debt facility and each has fully and unconditionally guaranteed the other’s obligations under the term debt facility. ACS Bermuda, ACS Bermuda 2 and ACS Bermuda 3 are collectively referred to as the “ACS Bermuda Group”. At March 31, 2011, the assets of the three VIEs include fifteen aircraft transferred into the VIEs at historical cost basis in connection with Securitization No. 1, Securitization No. 2 and Term Financing No. 1.
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
     The combined assets of the ACS Ireland VIEs as of March 31, 2011 are $463,614. The combined liabilities of the ACS Ireland VIEs, net of $96,016 Class E-1 Securities held by the Company which is eliminated in consolidation, as of March 31, 2011 are $417,140.
ECA Term Financings
     Aircastle, through various subsidiaries, each of which is owned by a charitable trust (such entities, collectively the “Air Knight VIEs”), entered into six different twelve-year term loans, which are supported by guarantees from Compagnie Francaise d’Assurance pour le Commerce Exterieur, (“COFACE”), the French government sponsored export credit agency (“ECA”). These loans provided for the financing for six new Airbus Model A330-200 aircraft. We refer to these COFACE-supported financings as ECA Term Financings.
     Aircastle is the primary beneficiary of the Air Knight VIEs as we have the power to direct the activities of the VIEs that most significantly impact the economic performance of such VIEs and we bear the significant risk of loss and participate in gains through a finance lease. The activity that most significantly impacts the economic performance is the leasing of aircraft of which our wholly owned subsidiary is the Servicer and is responsible for managing the relevant aircraft. There is a cross collateralization guarantee between the Air Knight VIEs. In addition, Aircastle guarantees the debt of the Air Knight VIEs.
     The only assets that the Air Knight VIEs have on their books are financing leases that are eliminated in the consolidated financial statements, and deferred financing costs. The related aircraft, with a net book value as of March 31, 2011 were $491,877, are included in our flight equipment held for lease. The consolidated debt outstanding of the Air Knight VIEs as of March 31, 2011 is $408,181.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2011
Note 5. Securitizations and Term Debt Financings
     The outstanding amounts of our secured and unsecured term debt financings were as follows:

	At
	December 31,
	2010	At March 31, 2011
	Outstanding	Outstanding		Final Stated
Debt Obligation	Borrowings	Borrowings	Interest Rate(1)	Maturity(2)
Secured Debt Financings:
Securitization No. 1	$ 415,103	$409,699	0.53%	6/20/31
Securitization No. 2	997,713	943,549	0.52%	6/14/37
Term Financing No. 1	643,196	631,259	2.01%	05/02/15
ECA Term Financings	267,311	408,181	2.65% to 4.48%	5/27/21 to 3/18/23
A330 PDP Facility	88,487	59,943	2.77%	12/01/11	(3)

Total secured debt financings	2,411,810	2,452,631

Unsecured Debt Financings:
2010-1 Notes	296,148	296,275	9.75%	08/01/18
2010 Revolving Credit Facility	—	—	N/A	09/28/13

Total unsecured debt financings	296,148	296,275

Total secured and unsecured debt financings	$2,707,958	$2,748,906

(1)	Reflects floating rate in effect at the applicable reset date except for the ECA Term Financings, which are fixed rate.

(2)	For Securitization No. 1, Securitization No. 2 and Term Financing No. 1, all cash flows available after expenses and interest will be applied to debt amortization, if the debt is not refinanced by June 2011, June 2012, and May 2013, respectively.

(3)	Reflects the last scheduled delivery month for the six relevant new Airbus A330-200 delivery positions. The final maturity date is the earlier of the aircraft delivery date or nine months after the scheduled delivery month for the last scheduled delivery position.
     The following securitizations and term debt financing structures include liquidity facility commitments described in the table below:

		Available Liquidity
		December 31,	March 31,	Unused	Interest Rate
Facility	Liquidity Facility Provider	2010	2011	Fee	on any Advances
Securitization No. 1	Crédit Agricole Corporate and Investment Bank	$ 42,000	$42,000	0.45%	1M Libor + 1.00%
Securitization No. 2	HSH Nordbank AG(1)	74,828	70,766	0.50%	1M Libor + 0.75%
Term Financing No. 1	Crédit Agricole Corporate and Investment Bank	12,864	12,625	0.60%	1M Libor + 1.20%

(1)	Following a ratings downgrade with respect to the liquidity facility provider in May 2009, the liquidity facility was drawn and the proceeds, or permitted investments thereof, remain available to provide liquidity if required. Amounts drawn following a ratings downgrade with respect to the liquidity facility provider do not bear interest; however, net investment earnings will be paid to the liquidity facility provider and the unused fee continues to apply.
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
March 31, 2011
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
     In March 2011, we completed the annual maintenance-adjusted appraisal for the Term Financing No. 1 Portfolio and determined that we are in compliance with the loan to value ratio on the April 2011 payment date.
ECA Term Financings
     In February 2011, we entered into a twelve-year $72,836 term loan with Sumitomo Mitsui Banking Corporation, or SMBC, which is supported by a guarantee from COFACE, for the financing of a new Airbus Model A330-200 aircraft. The borrowing under this financing bears a fixed rate of interest equal to 3.7875%. In March 2011, we entered into a twelve-year $72,907 term loan with SMBC, which is supported by a guarantee from COFACE for the financing of a new Airbus Model A330-200 aircraft. The borrowing under this financing bears a fixed rate of interest equal to 3.7344%. We refer to these COFACE-supported financings as “ECA Term Financings”.
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
Note 6. Dividends
     The following table sets forth the quarterly dividends declared by our Board of Directors for the periods covered in this report:

	Dividend	Aggregate
	per Common	Dividend
Declaration Date	Share	Amount	Record Date	Payment Date
December 14, 2009	$0.10	$7,955	December 31, 2009	January 15, 2010
March 12, 2010	$0.10	7,951	March 31, 2010	April 15, 2010
May 25, 2010	$0.10	7,947	June 30, 2010	July 15, 2010
September 21, 2010	$0.10	7,947	September 30, 2010	October 15, 2010
December 6, 2010	$0.10	7,964	December 31, 2010	January 14, 2011
March 8, 2011	$0.10	7,857	March 31, 2011	April 15, 2011
Note 7. Shareholders’ Equity and Share Based Payment
     In March 2011, the Company’s Board of Directors authorized the repurchase of up to $60,000 of the Company’s common shares. Under the program, the Company may purchase its common shares from time to time in the open market or in privately negotiated transactions. The amount and timing of the purchases will depend on a number of factors, including the price and availability of the Company’s common shares, trading volume and general market conditions. The Company may also from time to time establish a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate purchases of its common shares under this authorization. At March 31, 2011, we repurchased 1,261,658 shares at a total cost of $14,964 including commissions. Thereafter, through April 29, 2011, we repurchased an additional 1,613,003 shares at a total cost of $19,912 including commissions.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2011
Note 8. Earnings Per Share
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

	Three Months Ended
	March 31,
	2010	2011
Weighted-average shares:
Common shares outstanding	78,415,702	78,785,736
Restricted common shares	1,237,988	913,671

Total weighted-average shares	79,653,690	79,699,407

Percentage of weighted-average shares:
Common shares outstanding	98.45%	98.85%
Restricted common shares	1.55%	1.15%

Total	100.00%	100.00%

     The calculations of both basic and diluted earnings per share are as follows:

	Three Months Ended
	March 31,
	2010	2011
Earnings per share — Basic:
Net income	$18,879	$42,677
Less: Distributed and undistributed earnings allocated to restricted common shares (a)	(293)	(489)

Earnings available to common shareholders — Basic	$18,586	$42,188

Weighted-average common shares outstanding — Basic	78,415,702	78,785,736

Earnings per common share — Basic	$0.24	$0.54

Earnings per share — Diluted:
Net income	$18,879	$42,677
Less: Distributed and undistributed earnings allocated to restricted common shares (a)	(293)	(489)

Earnings available to common shareholders — Diluted	$18,586	$42,188

Weighted-average common shares outstanding — Basic	78,415,702	78,785,736
Effect of dilutive shares	— (b)	— (b)

Weighted-average common shares outstanding — Diluted	78,415,702	78,785,736

Earnings per common share — Diluted	$0.24	$0.54

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2011

(a)	For the three months ended March 31, 2010 and 2011, distributed and undistributed earnings to restricted shares is 1.55% and 1.15%, respectively, of net income. The amount of restricted share forfeitures for all periods present is immaterial to the allocation of distributed and undistributed earnings.

(b)	For the three months ended March 31, 2010 and 2011, we have no dilutive shares.
Note 9. Income Taxes
     Income taxes have been provided for based upon the tax laws and rates in countries in which our operations are conducted and income is earned. The Company received an assurance from the Bermuda Minister of Finance that it would be exempted from local income, withholding and capital gains taxes until March 2035. This date was recently extended by the Government of Bermuda from March 2016. Consequently, the provision for income taxes recorded relates to income earned by certain subsidiaries of the Company which are located in, or earn income in, jurisdictions that impose income taxes, primarily the United States and Ireland.
     The sources of income from continuing operations before income taxes for the three months ended March 31, 2010 and 2011 were as follows:

	Three Months Ended
	March 31,
	2010	2011
U.S. operations	$535	$434
Non-U.S. operations	20,679	45,512

Total	$21,214	$45,946

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
     Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income consisted of the following:

	Three Months Ended
	March 31,
	2010	2011
Notional U.S. federal income tax expense at the statutory rate	$7,425	$16,081
U.S. state and local income tax, net	31	24
Non-U.S. operations:
Bermuda	(4,382)	(11,996)
Ireland	(1,583)	(1,071)
Other	(5)	(522)
Non-deductible expenses in the U.S	854	757
Other	(5)	(4)

Provision for income taxes	$2,335	$3,269

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2011
Note 10. Interest, Net
     The following table shows the components of interest, net:

	Three Months Ended
	March 31,
	2010	2011
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$35,598	$41,278
Hedge ineffectiveness (gains) losses (unrealized)	867	(475)
Amortization of interest rate derivatives related to deferred losses	2,304	2,835
Amortization of deferred financing fees	2,804	3,528

Interest Expense	41,573	47,166
Less interest income	(10)	(161)
Less capitalized interest	(604)	(1,386)

Interest, net	$40,959	$45,619

Note 11. Commitments and Contingencies
     On June 20, 2007, we entered into an acquisition agreement (the “Airbus A330 Agreement”), under which we agreed to acquire new A330 aircraft (the “New A330 Aircraft”), from Airbus S.A.S. We currently have six New A330 Aircraft remaining to be delivered, with five scheduled for delivery in 2011 and one in 2012. During the first quarter of 2011, we acquired two New A330 Aircraft.
     Committed amounts to acquire, convert, and modify aircraft including, where applicable, our estimate of adjustments for configuration changes, engine acquisition costs, contractual price escalations and other adjustments, net of amounts already paid, are approximately $360,722 in 2011 and $51,395 in 2012.
Note 12. Derivatives
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
We held the following interest rate derivatives as of March 31, 2011:

Derivative Assets
Future
	Current			Maximum
	Notional	Effective	Maturity	Notional	Floating	Fixed	Balance Sheet
Hedged Item	Amount	Date	Date	Amount	Rate	Rate	Location	Fair Value
Interest rate derivatives not designated as cash flow hedges :
ECA Term Financing for New A330 Aircraft	$—	Jul-11	Jul-23	$67,000	3M LIBOR	4.0%	Fair value of derivative assets	$137

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2011

	Derivative Liabilities
				Future
	Current			Maximum
	Notional	Effective	Maturity	Notional	Floating	Fixed	Balance Sheet
Hedged Item	Amount	Date	Date	Amount	Rate	Rate	Location	Fair Value
Interest rate derivatives designated as cash flow hedges :
Securitization No. 1	$421,715	Jun-06	Jun-16	$421,715	1M LIBOR + 0.27%	5.78%	Fair value of derivative liabilities	$51,375
Securitization No. 2	983,265	Jun-07	Jun-12	983,265	1M LIBOR	5.25% to 5.36%	Fair value of derivative liabilities	55,224
Term Financing No. 1(1)	571,749	Jun-08	May-13	571,749	1M LIBOR	4.04%	Fair value of derivative liabilities	33,840
Term Financing No. 1(1)	—	May-13	May-15	478,044	1M LIBOR	5.31%	Fair value of derivative liabilities	14,924

Total interest rate derivatives	$1,976,729			$2,454,773				$155,363

(1)	The interest payments related to Term Financing No. 1 are being hedged by two consecutive interest rate derivatives. When the first matures in May 2013, the next becomes effective.
     The weighted average interest pay rate of these derivatives at December 31, 2010 and March 31, 2011 was 5.01% and 5.04%, respectively.
     For the three months ended March 31, 2011, the amount of loss reclassified from accumulated other comprehensive income (“OCI”) into interest expense related to net interest settlements on active interest rate derivatives was $22,847. The amount of loss expected to be reclassified from OCI into interest expense over the next 12 months related to net interest settlements on active interest rate derivatives is $87,371.
     Our interest rate derivatives involve counterparty credit risk. As of March 31, 2011, our interest rate derivatives are held with the following counterparties: JP Morgan Chase Bank NA, Citibank Canada NA and HSH Nordbank AG. All of our counterparties or guarantors of these counterparties are considered investment grade (senior unsecured ratings of A3 or above) by Moody’s Investors Service. All are also considered investment grade (long-term foreign issuer ratings of A or above) by Standard and Poor’s except HSH Nordbank AG which is not rated. We do not anticipate that any of these counterparties will fail to meet their obligations.
     In addition to the derivative liability above, another component of the fair value of our interest rate derivatives is accrued interest. As of March 31, 2011, accrued interest payable included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheet was $5,673 related to interest rate derivatives designated as cash flow hedges.
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
March 31, 2011
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
     Following is the effect of interest rate derivatives on the statement of financial performance for the three months ended March 31, 2011:

Effective Portion				Ineffective Portion
			Amount of		Amount of
Derivatives in	Amount of	Location of	Gain or (Loss)	Location of	Gain or (Loss)
ASC 815	Gain or (Loss)	Gain or (Loss)	Reclassified from	Gain or (Loss)	Recognized in
Cash Flow	Recognized in OCI	Reclassified from	Accumulated OCI	Recognized in	Income on
Hedging	on Derivative	Accumulated OCI	into Income	Income on	Derivative
Relationships	(a)	into Income	(b)	Derivative	(c)
Interest rate derivatives	$1,021	Interest expense	$(25,283)	Interest expense	$62

(a)	This represents the change in fair market value of our interest rate derivatives since year end, net of taxes, offset by the amount of actual cash paid related to the net settlements of the interest rate derivatives for each of the three months ended March 31, 2011.

(b)	This represents the amount of actual cash paid, net of taxes, related to the net settlements of the interest rate derivatives for each of the three months ended March 31, 2011 plus any effective amortization of net deferred interest rate derivative losses.

(c)	This represents both realized and unrealized ineffectiveness incurred during the three months ended March 31, 2011.

Amount of Gain
	Location of Gain	or (Loss)
	or (Loss)	Recognized in
Derivatives Not Designated as	Recognized in Income	Income on
Hedging Instruments under ASC 815	On Derivative	Derivative
Interest rate derivatives	Other income (expense)	$(359)

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2011
     The following table summarizes the deferred (gains) and losses and related amortization into interest expense for our terminated interest rate derivative contracts for the three months ended March 31, 2010 and 2011:

								Amount of Deferred (Gain)
								Amortized or Loss
								(including Accelerated
							Unamortized	Amortization) into		Amount of Deferred
	Original					Deferred	Deferred (Gain) or	Interest Expense for the		(Gain) or Loss
	Maximum			Fixed		(Gain) or	Loss at	Three Months		Expected to be
	Notional	Effective	Maturity	Rate	Termination	Loss Upon	March	Ended March 31,		Amortized over the
Hedged Item	Amount	Date	Date	%	Date	Termination	31, 2011	2010	2011	Next Twelve Months
Securitization No. 1	$400,000	Dec-05	Aug-10	4.61	Jun-06	$(12,968)	$—	$(745)	$—	$—
Securitization No. 1	200,000	Dec-05	Dec-10	5.03	Jun-06	(2,541)	—	(56)	—	—
Securitization No. 2	500,000	Mar-06	Mar-11	5.07	Jun-07	(2,687)	—	(173)	(122)	—
Securitization No. 2	200,000	Jan-07	Aug-12	5.06	Jun-07	(1,850)	(438)	(90)	(85)	(248)
Securitization No. 2	410,000	Feb-07	Apr-17	5.14	Jun-07	(3,119)	(1,581)	(94)	(82)	(270)
Term Financing No. 1	150,000	Jul-07	Dec-17	5.14	Mar-08	15,281	9,027	492	458	1,321
Term Financing No. 1	440,000	Jun-07	Feb-13	4.88	Partial — Mar-08 Full — Jun-08	26,281	9,006	1,434	1,334	3,851
Term Financing No. 1	248,000	Aug-07	May-13	5.33	Jun-08	9,888	3,272	979	418	1,194
Term Financing No. 2	360,000	Jan-08	Feb-19	5.16	Partial — Jun-08 Full — Oct-08	23,077	9,776	557	394	934
ECA Term Financing for New A330 Aircraft	238,000	Jan-11	Apr-16	5.23	Dec-08	19,430	18,432	—	—	2,841
ECA Term Financing for New A330 Aircraft	231,000	Apr-10	Oct-15	5.17	Partial — Jun-08 Full — Dec-08	15,310	11,212	—	520	2,019
ECA Term Financing for New A330 Aircraft	238,000	Jul-11	Sep-16	5.27	Dec-08	17,254	15,969	—	—	421

Total						$103,356	$74,675	$2,304	$2,835	$12,063

     For the three months ended March 31, 2011, the amount of deferred net loss (including accelerated amortization) reclassified from OCI into interest expense related to our terminated interest rate derivatives was $2,835. The amount of deferred net loss expected to be reclassified from OCI into interest expense over the next 12 months related to our terminated interest rate derivatives is $12,063. Over the next twelve months, we expect the amortization of deferred net losses to increase as the gains on Securitizations No. 1 and No. 2 are either fully amortized or will be in the near future and the losses on the forward starting A330 swaps begin to amortize as we take delivery of these aircraft.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2011
     The following table summarizes amounts charged directly to the consolidated statement of income for the three months ended March 31, 2010 and 2011, respectively, related to our interest rate derivatives:

	Three Months Ended
	March 31,
	2010	2011
Interest Expense:
Hedge ineffectiveness (gains) losses (unrealized)	$867	$(475)

Amortization:
Accelerated amortization of deferred losses	447	—
Amortization of deferred losses	1,857	2,835

Total Amortization	2,304	2,835

Total charged to interest expense	$3,171	$2,360

Other Income (Expense):
Mark to market gains (losses) on undesignated interest rate derivatives	$(370)	$(359)

Total charged to other income (expense)	$(370)	$(359)

Note 13. Other Assets
     The following table describes the principal components of other assets on our consolidated balance sheet as of:

	December 31,	March 31,
	2010	2011
Deferred debt issuance costs, net of amortization of $43,826 and $47,227, respectively	$30,045	$33,991
Deferred federal income tax asset	11,905	11,798
Lease incentives and lease premiums, net of amortization of $26,749 and $14,725, respectively	9,115	11,151
Other assets	14,492	15,360

Total other assets	$65,557	$72,300

Note 14. Accounts Payable, Accrued Expenses and Other Liabilities
     The following table describes the principal components of accounts payable, accrued expenses and other liabilities recorded on our consolidated balance sheet as of:

	December 31,	March 31,
	2010	2011
Accounts payable and accrued expenses	$32,145	$24,769
Deferred federal income tax liability	24,114	25,860
Accrued interest payable	20,211	13,218

Total accounts payable, accrued expenses and other liabilities	$76,470	$63,847

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2011
Note 15. Accumulated Other Comprehensive Income (Loss)
     Accumulated other comprehensive income (loss) includes the changes in the fair value of derivatives, reclassification into earnings of amounts previously deferred relating to our derivative financial instruments and the change in unrealized appreciation of debt securities. Total accumulated other comprehensive income (loss) for the three months ended March 31, 2010 and 2011 was as follows:

	Three Months Ended
	March 31,
	2010	2011
Net income	$18,879	$42,677
Net change in fair value of derivatives, net of tax benefit of $83 and tax expense of $400, respectively	(8,598)	23,468
Derivative loss reclassified into earnings	2,304	2,835

Total comprehensive income	$12,585	$68,980

     The following table sets forth the components of accumulated other comprehensive income (loss), net of tax where applicable, at December 31, 2010 and March 31, 2011:

Accumulated
Other
Comprehensive
Income (Loss)
December 31, 2010, net of tax benefit of $2,789	$(248,220)
Net change in fair value of derivatives, net of tax expense of $400	23,468
Derivative loss reclassified into earnings	2,835

March 31, 2011	$(221,917)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks, uncertainties and assumptions. You should read the following discussion in conjunction with our historical consolidated financial statements and the notes thereto appearing elsewhere in this report. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those described under “Risk Factors” and included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”). Please see “Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995” for a discussion of the uncertainties, risks and assumptions associated with these statements. Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or US GAAP, and, unless otherwise indicated, the other financial information contained in this report has also been prepared in accordance with US GAAP. Unless otherwise indicated, all references to “dollars” and “$” in this report are to, and all monetary amounts in this report are presented in, U.S. dollars.
     Certain items in this Quarterly Report on Form 10-Q (this “report”), and other information we provide from time to time, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not necessarily limited to, statements relating to our ability to acquire, sell, lease or finance aircraft, raise capital, pay dividends, and increase revenues, earnings, EBITDA, Adjusted Net Income and Adjusted Net Income plus Depreciation and Amortization and the global aviation industry and aircraft leasing sector. Words such as “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “may,” “will,” “would,” “could,” “should,” “seeks,” “estimates” and variations on these words and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements; Aircastle Limited can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any forward-looking statements contained in this report. Factors that could have a material adverse effect on our operations and future prospects or that could cause actual results to differ materially from Aircastle Limited’s expectations include, but are not limited to, significant capital markets disruption and volatility, which may adversely affect our continued ability to obtain additional capital to finance our working capital needs; volatility in the value of our aircraft or in appraisals thereof, which may, among other things, result in increased principal payments under our term financings and reduce our cash flow available for investment or dividends; general economic conditions and business conditions affecting demand for aircraft and lease rates; our continued ability to obtain favorable tax treatment in Bermuda, Ireland and other jurisdictions; our ability to pay dividends; high or volatile fuel prices, lack of access to capital, reduced load factors and/or reduced yields, operational disruptions or unavailability of capital caused by political unrest in North Africa, the Middle East or elsewhere, and other factors affecting the creditworthiness of our airline customers and their ability to continue to perform their obligations under our leases; termination payments on our interest rate hedges; and other risks detailed from time to time in Aircastle Limited’s filings with the Securities and Exchange Commission, or the SEC, including “Risk Factors” as previously disclosed in Aircastle’s 2010 Annual Report on Form 10-K, and elsewhere in this report. In addition, new risks and uncertainties emerge from time to time, and it is not possible for Aircastle to predict or assess the impact of every factor that may cause its actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this report. Aircastle Limited expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.
WEBSITE AND ACCESS TO COMPANY’S REPORTS
     The Company’s Internet website can be found at www.aircastle.com. Our annual reports on Forms 10-K, quarterly reports on Forms 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website under “Investors — SEC Filings” as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.

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
OVERVIEW
     We are a global company that acquires, leases, and sells high-utility commercial jet aircraft to passenger and cargo airlines throughout the world. High-utility aircraft are generally modern, operationally efficient jets with a large operator base and long useful lives. As of March 31, 2011, our aircraft portfolio consisted of 134 aircraft that were leased to 63 lessees located in 34 countries, and managed through our offices in the United States, Ireland and Singapore. Typically, our aircraft are subject to net operating leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs, although in a majority of cases, we are obligated to pay a portion of specified maintenance or modification costs. From time to time, we also make investments in other aviation assets. Our revenues and income from continuing operations for the three months ended March 31, 2011 were $157.9 million and $45.9 million, respectively.
     The availability of equity and debt capital remains limited for the type of aircraft investments we are currently pursuing. However, we plan to grow our business and profits over the long term by continuing to employ our fundamental business strategy by:
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
     Thus far in 2011, air traffic data has continued to demonstrate improvement in both the passenger and cargo markets, with passenger and cargo traffic demand increasing by 5.9% and 4.6%, respectively, for the first three months of 2011 as compared to the same period in 2010, according to the International Air Transport Association. We are encouraged by these trends and believe that passenger and cargo traffic will likely increase further as the global economic recovery continues, and that demand for high-utility aircraft will strengthen as a result. However, there are significant regional variations and airlines operating primarily in areas with slower economic growth, such as Europe, or with political instability, such as North Africa and the Middle East, may see more modest growth. Nonetheless, for the long-term basis, we believe the market will be driven, to a large extent, by expansion of emerging market economies and rising levels of per capita air travel in those markets.
     We intend to pay regular quarterly dividends to our shareholders. On March 8, 2011, our board of directors declared a regular quarterly dividend of $0.10 per common share, or an aggregate of $7.9 million, for the three months ended March 31, 2011, which was paid on April 15, 2011 to holders of record on March 31, 2011. This dividend may not be indicative of the amount of any future dividends.
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
2011 Lease Expirations and Lease Placements
•	Lease expirations and terminations — placements. We currently have nine aircraft with lease expirations scheduled in 2011. We have commitments to lease five of these aircraft and we have signed sale agreements for two aircraft. With respect to the five aircraft leases we terminated in the first quarter of 2011, we have commitments to lease two Airbus Model A320-200 aircraft and one Airbus Model A319-100 aircraft and are actively remarketing the remaining two Airbus Model A320-200 aircraft. Three of the Airbus Model A320-200 aircraft are in Cairo, in the possession of a maintenance facility under our direction, and we are working to move them to the U.S. or Europe for maintenance work in preparation for placement with a new customer. We expect these five aircraft to return to revenue utilization during the third quarter of 2011.

The four aircraft we are remarketing for lease in 2011 represent 2% of our net book value of flight equipment held for lease at March 31, 2011.

•	Aircraft acquisitions — placements. At January 1, 2011, we were scheduled to take delivery of seven of the New A330 Aircraft in 2011, with one of these aircraft committed for lease to an affiliate of the HNA Group, and the remaining six of these aircraft committed for lease to South African Airways (PTY) LTD, or SAA. The first two aircraft committed for lease to SAA were delivered in the first quarter of 2011. In addition:
•	In April 2011, we acquired an off-lease Boeing Model 747-400 passenger aircraft and we executed an agreement for the conversion of this aircraft into freighter configuration, a process we expect to complete in late 2011 or early 2012. We are currently marketing this aircraft for lease.

•	We have a commitment to acquire another off-lease Boeing Model 747-400 passenger aircraft in the second quarter of 2011 and a letter of intent for the acquisition of a used Boeing Model 747-400 aircraft that is on lease in passenger configuration until the second quarter of 2012. We expect to convert these aircraft into freighter configuration as well. We are marketing these aircraft for lease as freighters.

•	We also have a commitment to acquire one used Airbus Model A320-200 passenger aircraft that is on lease to an airline in China and a letter of intent to acquire a sistership.
•	Aircraft sales. During the first quarter of 2011, we sold four Boeing Model 737-400SF freighter aircraft.
2012 Lease Expirations and Lease Placements
•	Scheduled Lease expirations — placements. We currently have 24 aircraft with lease expirations scheduled in 2012. These 24 aircraft represent 16% of our net book value of flight equipment held for lease at March 31, 2011.

•	Aircraft acquisitions — placements. We are scheduled to take delivery of the final New A330 Aircraft in 2012 and we have executed a lease agreement for this aircraft with Virgin Blue Airlines Pty Ltd. We currently have no other commitments to acquire aircraft in 2012.

2013-2015 Lease Expirations and Lease Placements
•	Scheduled lease expirations — placements. Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in the period 2013-2015 representing the percentage of our net book value of flight equipment held for lease at March 31, 2011 specified below:
•	2013: 27 aircraft, representing 11%;

•	2014: 22 aircraft, representing 13%; and

•	2015: 12 aircraft, representing 5%.
Operating Expenses
     Operating expenses are comprised of depreciation of flight equipment held for lease, interest expense, selling, general and administrative expenses, aircraft impairment charges and maintenance and other costs. Because our operating lease terms generally require the lessee to pay for operating, maintenance and insurance costs, our portion of maintenance and other costs relating to aircraft reflected in our statement of income primarily relates to expenses for unscheduled lease terminations.
Income Tax Provision
     We have obtained an assurance from the Minister of Finance of Bermuda under the Exempted Undertakings Tax Protection Act 1966 that, in the event that any legislation is enacted in Bermuda imposing any tax computed on profits or income, or computed on any capital asset, gain or appreciation or any tax in the nature of estate duty or inheritance tax, such tax shall not, until March 31, 2035, be applicable to us or to any of our operations or to our shares, debentures or other obligations except insofar as such tax applies to persons ordinarily resident in Bermuda or to any taxes payable by us in respect of real property owned or leased by us in Bermuda. Consequently, the provision for income taxes recorded relates to income earned by certain subsidiaries of the Company which are located in, or earn income in, jurisdictions that impose income taxes, primarily Ireland and the United States.
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
Acquisitions and Dispositions
     On June 20, 2007, we entered into an acquisition agreement, which we refer to as the Airbus A330 Agreement, under which we agreed to acquire new A330 aircraft, or the New A330 Aircraft, from Airbus SAS, or Airbus. During each of 2009, 2010 and the three months ended March 31, 2011, we acquired two New A330 Aircraft. As of March 31, 2011, we had six New A330 Aircraft remaining to be delivered, with five scheduled for delivery in 2011 and one in 2012. Our two New A330 Aircraft deliveries in the three months ended March 31, 2011 occurred in February and March 2011, respectively, and they were immediately placed on lease with SAA.
     In April 2011, we acquired an off-lease Boeing Model 747-400 passenger aircraft and we executed an agreement for the conversion of this aircraft into freighter configuration, a process we expect to complete in late 2011 or early 2012. We are currently marketing this aircraft for lease. We have a commitment to acquire another off-lease Boeing Model 747-400 passenger aircraft in the second quarter of 2011 and a commitment to acquire one Airbus Model A320-200 aircraft on lease to an airline in China. We expect to convert the Boeing Model 747-400 aircraft into freighter configuration and we are marketing them for lease as freighters.

     The following table sets forth certain information with respect to the aircraft owned by us as of March 31, 2011:
AIRCASTLE AIRCRAFT INFORMATION (Dollars in millions)

Owned
Aircraft as of
March 31, 2011(1)
Flight Equipment Held for Lease	$4,120
Number of Aircraft	134
Latest Generation Aircraft (Percentage of Total Aircraft)	92%
Number of Lessees	63
Number of Countries	34
Weighted Average Age — Passenger (years)(2)	11.4
Weighted Average Age — Freighter (years)(2)	9.4
Weighted Average Age — Combined (years)(2)	10.7
Weighted Average Remaining Passenger Lease Term (years)(3)	3.6
Weighted Average Remaining Cargo Lease Term (years)(3)	7.1
Weighted Average Remaining Combined Lease Term (years)(3)	4.7
Weighted Average Fleet Utilization during First Quarter 2011(4)	99%

(1)	Calculated using net book value as of March 31, 2011.

(2)	Weighted average age (years) by net book value.

(3)	Weighted average remaining lease term (years) by net book value.

(4)	Aircraft on-lease days as a percent of total days in period weighted by net book value, excluding aircraft in freighter conversion.
PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of
	March 31, 2011
	Number of	% of Net
	Aircraft	Book Value
Aircraft Type
Passenger:
Narrowbody	83	39%
Midbody	29	28%
Widebody	1	2%

Total Passenger	113	69%
Freighter	21	31%

Total	134	100%

Manufacturer
Boeing	84	58%
Airbus	50	42%

Total	134	100%

Regional Diversification
Europe	65	44%
Asia	32	24%
North America	14	10%
Latin America	11	8%
Middle East and Africa	7	12%
Off-lease(1).	5	2%

Total	134	100%

(1)	Includes four Airbus Model A320-200 aircraft with respect to which leases were terminated after a customer ceased operations in the first quarter of 2011 and one Airbus Model A319-100 aircraft which were returned to us early on a consensual basis in the first quarter of 2011. We have commitments to lease three of these aircraft and are currently marketing the remaining two aircraft for sale or lease.

     Our owned aircraft portfolio as of March 31, 2011 is listed in Exhibit 99.1 to this report. We consider approximately 92% of the total aircraft and 94% of the freighters we owned as of March 31, 2011 to be the most current technology for the relevant airframe and engine type and airframe size, as listed under the headings “Latest Generation Narrowbody Aircraft,” “Latest Generation Midbody Aircraft,” “Latest Generation Widebody Aircraft” and “Latest Generation Widebody Freighter Aircraft” in Exhibit 99.1 to this report.
     Of our owned aircraft portfolio as of March 31, 2011, $3.5 billion, representing 116 aircraft and 86% of the net book value of our aircraft, was encumbered by secured debt financings, and $0.6 billion, representing 18 aircraft and 14% of the net book value of our aircraft, was unencumbered by secured debt financings.
     Our largest customer represents less than 7% of the net book value of flight equipment held for lease at March 31, 2011. Our top 15 customers for aircraft we owned at March 31, 2011, representing 64 aircraft and 62% of the net book value of flight equipment held for lease, are as follows:

			Number of
Percent of Net Book Value	Customer	Country	Aircraft
Greater than 6% per customer	Emirates	United Arab Emirates	2
	Martinair(1)	Netherlands	5

3% to 6% per customer	HNA Group (2)	China	8
	US Airways	USA	8
	SriLankan Airlines	Sri Lanka	5
	Airbridge Cargo(3)	Russia	2
	South African Airways	South Africa	2
	Avianca	Colombia	2
	China Eastern Airlines(4)	China	8
	Iberia Airlines	Spain	6
	GOL (5)	Brazil	6
	KLM (1)	Netherlands	1

Less than 3% per customer	World Airways	USA	2
	Icelandair(6)	Iceland	5
	Korean Air	South Korea	2

(1)	Martinair is a wholly owned subsidiary of KLM. Although KLM does not guarantee Martinair’s obligations under the relevant lease, if combined, the two, together with two other affiliated customers, represent 11% of flight equipment held for lease.

(2)	Eight aircraft on lease to affiliates of the HNA Group, although the HNA Group does not guarantee the leases.

(3)	Guaranteed by Volga-Dnepr.

(4)	Includes the aircraft leased to Shanghai Airlines, which was recently acquired by China Eastern Airlines. China Eastern Airlines does not guarantee the obligations of the aircraft we lease to Shanghai Airlines.

(5)	GOL has guaranteed the obligations of an affiliate, VRG Linhas Aereas, and accordingly, the two are shown combined in the above table.

(6)	Icelandair Group hf, the parent company of Icelandair, has guaranteed the obligations of an affiliate, SmartLynx, and accordingly, the two are shown combined in the above table.
Finance
     Historically, our debt financing arrangements typically have been secured by aircraft and related operating leases, and in the case of our securitizations and pooled aircraft term financings, the financing parties have limited recourse to Aircastle Limited. While such financings have historically been available on reasonable terms given the loan to value profile we have pursued, current market conditions continue to limit the availability of both debt and equity capital. Though financing market conditions have recovered recently and we expect them to continue to improve in time, current market conditions remain difficult with respect to financing mid-age, current technology aircraft. During 2010, we accessed the unsecured debt market for the first time by issuing $300.0 million aggregate principal amount of unsecured 9.75% Senior Notes due 2018 and used the proceeds to repay a secured term loan and to provide funding for incremental aircraft acquisitions. We also secured a $50.0 million unsecured revolving credit facility, which remains undrawn. During the near term, we intend to focus our efforts on investment opportunities that are attractive on an unleveraged basis, that tap commercial financial capacity where it is accessible on reasonable terms or for which debt financing that benefits from government guarantees either from the ECAs or from EXIM is available.
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
     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Secured Debt Financings.”
RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2010 to the three months ended March 31, 2011:

	Three Months Ended
	March 31,
	2010	2011
	(Dollars in thousands)
Revenues:
Lease rental revenue	$130,122	$141,116
Amortization of net lease discounts and lease incentives	(4,845)	(3,102)
Maintenance revenue	5,254	16,844

Total lease rentals	130,531	154,858
Other revenue	30	3,056

Total revenues	130,561	157,914

Expenses:
Depreciation	54,145	59,591
Interest, net	40,959	45,619
Selling, general and administrative	11,673	12,531
Maintenance and other costs	2,200	3,530

Total operating expenses	108,977	121,271

Other income (expense):
Gain on sale of flight equipment	—	9,662
Other income (expense)	(370)	(359)

Total other income (expense)	(370)	9,303

Income from continuing operations before income taxes	21,214	45,946
Income tax provision	2,335	3,269

Net income	$18,879	$42,677

Revenues:
     Total revenues increased by 21% or $27.4 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, primarily as a result of the following:
     Lease rental revenue. The increase in lease rental revenue of $11.0 million for the three months ended March 31, 2011 as compared to the same period in 2010 was primarily the result of:
•	$18.0 million of revenue from two new aircraft purchased in 2011, and the full quarter revenue of two new aircraft and eight used aircraft purchased in 2010.
     This increase was offset partially by a decrease in revenue of:

•	$3.1 million due to aircraft sales and disposals;
•	$2.3 million from the effect of lease terminations and other changes; and
•	$1.6 million due to lease extensions and transitions at lower rentals.
     Amortization of net lease discounts and lease incentives.

	Three Months Ended
	March 31,
	2010	2011
	(Dollars in thousands)
Amortization of lease discounts	$659	$596
Amortization of lease premiums	(137)	(76)
Amortization of lease incentives	(5,367)	(3,622)

Amortization of net lease discounts and lease incentives	$(4,845)	$(3,102)

     As more fully described above under “Revenues”, lease incentives represent our estimated portion of the lessee’s cost for heavy maintenance, overhaul or replacement of certain high-value components which is amortized over the life of the related lease. As we enter into new leases, the amortization of lease incentives generally increases and conversely if a related lease terminates, the related unused lease incentive liability will reduce the amortization of lease incentives. The decrease in amortization of lease incentives of $1.7 million for the three months ended March 31, 2011 as compared to the same period in 2010 primarily resulted from unscheduled lease terminations associated with five aircraft.
     Maintenance revenue.

	Three Months Ended March 31,
	2010		2011
	Dollars	Number	Dollars	Number
	(in thousands)	of Leases	(in thousands)	of Leases
Unscheduled lease terminations	$669	1	$13,032	5
Scheduled lease terminations	4,585	1	3,812	2

Maintenance revenue	$5,254	2	$16,844	7

     Unscheduled lease terminations. For the three months ended March 31, 2010, we recorded maintenance revenue in the amount of $0.7 million from unscheduled lease terminations associated with one aircraft. Comparatively, for the same period in 2011, we recorded maintenance revenue totaling $13.0 million from unscheduled lease terminations primarily associated with five aircraft returned in 2011.
     Scheduled lease terminations. For the three months ended March 31, 2010, we recorded maintenance revenue from scheduled lease terminations totaling $4.6 million associated with one aircraft. Comparatively, for the same period in 2011, we recorded $3.8 million, primarily associated with maintenance revenue from two scheduled lease terminations.
     Other revenue was $3.1 million during the three months ended March 31, 2011, which was primarily due to additional fees paid by lessees in connection with early termination of four leases, and we did not receive any similar fees from early lease terminations in the three months ended March 31, 2010.
Operating Expenses:
     Total operating expenses increased by 11.3% or $12.3 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 primarily as a result of the following:
     Depreciation expense increased by $5.4 million for the three months ended March 31, 2011 over the same period in 2010. The net increase is primarily the result of:
•	$5.1 million increase in depreciation for aircraft acquired; and

•	$1.3 million increase in depreciation for capitalized aircraft improvements.

     These increases were offset partially by:
•	a $1.0 million decrease in depreciation for aircraft sold.
Interest, net consisted of the following:

	Three Months Ended
	March 31,
	2010	2011
	(Dollars in thousands)
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$35,598	$41,278
Hedge ineffectiveness losses	867	(475)
Amortization of interest rate derivatives related to deferred losses	2,304	2,835
Amortization of deferred financing fees and notes discount	2,804	3,528

Interest Expense	41,573	47,166
Less interest income	(10)	(161)
Less capitalized interest	(604)	(1,386)

Interest, net	$40,959	$45,619

     Interest, net increased by $4.7 million, or 11%, over the three months ended March 31, 2010. The net increase is primarily a result of:
•	a $5.7 million increase in interest expense on our borrowings primarily due to a higher weighted average debt balance ($2.71 billion for the three months ended March 31, 2011 as compared to $2.45 billion for the three months ended March 31, 2010).
     This increase was offset partially by:
•	a $1.3 million decrease resulting from changes in measured hedge ineffectiveness due primarily to changes in our prior year debt.
     Selling, general and administrative expenses for the three months ended March 31, 2011 increased slightly over the same period in 2010. Non-cash share based expense was $1.8 million and $1.9 million for the three months ended March 31, 2010 and 2011, respectively.
     Maintenance and other costs were $3.5 million for the three months ended March 31, 2011, an increase of $1.3 million over the same period in 2010. The net increase is primarily an increase in aircraft maintenance and other transitions costs primarily relating to unscheduled lease terminations for four aircraft returned to us in the first quarter of 2011.
Other income (expense):
     Total other income for the three months ended March 31, 2011 was $9.3 million as compared to $0.4 million of expense for the same period in 2010. The increase is a result of a $9.7 million increase due to the gain on the sale of aircraft recorded in the three months ended March 31, 2011.
Income Tax Provision
     Our provision for income taxes for the three months ended March 31, 2010 and 2011 was $2.3 million and $3.3 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland and the United States. The increase in our income tax provision of approximately $0.9 million for the three months ended March 31, 2011 as compared to the same period in 2010 was attributable to an increase in operating income subject to tax in the U.S. and Ireland.

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
     The Company received an assurance from the Bermuda Minister of Finance that it would be exempted from local income, withholding and capital gains taxes until March 2035. This date was recently extended by the Government of Bermuda from March 2016. Consequently, the provision for income taxes recorded relates to income earned by certain subsidiaries of the Company which are located in, or earn income in, jurisdictions that impose income taxes, primarily the United States and Ireland.
Other comprehensive income:

	Three Months Ended
	March 31,
	2010	2011
	(Dollars in thousands)
Net income	$18,879	$42,677
Net change in fair value of derivatives, net of tax benefit of $83 and tax expense of $400, respectively	(8,598)	23,468
Derivative loss reclassified into earnings	2,304	2,835

Total comprehensive income	$12,585	$68,980

     Other comprehensive income was $69.0 million for the three months ended March 31, 2011, an increase of $56.4 million from the $12.6 million of other comprehensive income for the three months ended March 31, 2010. Other comprehensive income for the three months ended March 31, 2011 primarily consisted of:
•	$42.7 million of net income;

•	$23.5 million gain from a change in fair value of interest rate derivatives, net of taxes which is due primarily to net settlements for the three months ended March 31, 2011 combined with a relatively flat LIBOR curve; and

•	$2.8 million of amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.
     Other comprehensive income for the three months ended March 31, 2010 primarily consisted of:
•	$18.9 million of net income;

•	$8.6 million loss from a change in fair value of interest rate derivatives, net of taxes due primarily to a worsened LIBOR curve offset by net settlements for the three months ended March 31, 2010; and

•	$2.3 million of amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.
     The amount of loss expected to be reclassified from accumulated other comprehensive income into interest expense over the next 12 months consists of net interest settlements on active interest rate derivatives in the amount of $87.4 million and the amortization of deferred net losses from terminated interest rate derivatives in the amount of $12.1 million. See “Liquidity and Capital Resources ¯ Hedging” below for more information on deferred net losses as related to terminated interest rate derivatives.

RECENT ACCOUNTING PRONOUNCEMENTS
     In August 2010, the Financial Accounting Standards Board (“FASB”) issued an exposure draft, “Leases” (the “Lease ED”), which would replace the existing guidance in Accounting Standards Codification (“ASC”) 840 (“ASC 840”), Leases. Under the Lease ED, a lessor would be required to adopt a right-of-use model where the lessor would apply one of two approaches to each lease based on whether the lessor retains exposure to significant risks or benefits associated with the underlying asset. For the lessor, the right-of-use model records a right to receive lease payment (lease receivable) and a lease liability, for the obligation to permit the lessee to use the underlying asset. The comment period for the Lease ED ended on December 15, 2010 and a final standard is expected to be issued in the second half of 2011. Before issuing the final document, the FASB intends to expose for public comment the proposed amendments to the FASB ASC (as required by the FASB’s Rules of Procedure). A final standard may have an effective date no earlier than 2014. When and if the proposed guidance becomes effective, it may have a significant impact on the Company’s consolidated financial statements. Although, we believe the presentation of our financial statements, and those of our lessees could change, we do not believe the accounting pronouncement will change the fundamental economic reasons for which the airlines lease aircraft. Therefore, we do not believe it will have a material impact on our business.
LIQUIDITY AND CAPITAL RESOURCES
     Our primary sources of liquidity currently are cash on hand, cash generated by our aircraft leasing operations and loans secured by new aircraft we acquire and unsecured borrowings. Our business is very capital intensive, requiring significant investments in order to expand our fleet during periods of growth and investments in maintenance and improvements on our existing portfolio. Our business also generates a significant amount of cash from operations, primarily from lease rentals and maintenance collections. These sources have historically provided liquidity for these investments and for other uses, including the payment of dividends to our shareholders. In the past, we have also met our liquidity and capital resource needs by utilizing several sources, including:
•	lines of credit, our securitizations, term financings and, more recently, secured borrowings supported by export credit agencies for new aircraft acquisitions;

•	unsecured indebtedness, including an unsecured revolving credit facility and unsecured senior notes;

•	public offerings of common shares; and

•	asset sales.
     Going forward, we expect to continue to seek liquidity from these sources subject to pricing and conditions that we consider satisfactory.
     We have multiple sources of financing available to us including:
•	a $108.5 million pre-delivery payment financing loan facility from Sumitomo Mitsui Banking Corporation (SMBC) with respect to new Airbus A330-200 passenger aircraft scheduled for delivery on long-term leases to SAA during 2011 of which we had drawn down $59.9 million under this facility as of March 31, 2011 with $13.4 million available to be drawn down;

•	$698.0 million financing commitments for our New A330 Aircraft, which we expect to benefit from an ECA guarantee provided by Compagnie Francaise d’Assurance pour le Commerce Exterieur, or COFACE, of which we borrowed $408.1 million as of March 31, 2011, and

•	$50.0 million senior unsecured revolving credit facility with Citigroup Global Markets Inc., which has a three-year term scheduled to expire in September 2013; we have not yet drawn down on this facility.

     During the three months ended March 31, 2011, we funded $33.6 million of pre-delivery payments (including buyer furnished equipment) on our New A330 Aircraft. As described above, we also drew down $59.9 million under the pre-delivery payment financing loan to refinance certain pre-delivery payments made to Airbus.
     Over the next twelve months, we are scheduled to take delivery of five New A330 Aircraft. Based on our existing funding commitments described above and previously funded pre-delivery payments, we expect that the five New A330 Aircraft deliveries in 2011 will require funding from us of approximately $15.6 million.
     Under the terms of Securitization No. 1, if we do not refinance this facility by June 15, 2011, all cash flows available after expenses and interest will be applied to debt amortization after that date. Assuming we do not refinance this facility by June 15, 2011, we expect that debt amortization payments over the next twelve months will be approximately $31.2 million dollars compared to $21.2 million over the twelve months ended March 31, 2011.
     In addition, as of March 31, 2011, we expect capital expenditures and lessee maintenance payment draws on our aircraft portfolio during 2011 to be approximately $130.0 million to $140.0 million, excluding purchase obligation payments, and we expect maintenance collections from lessees on our owned aircraft portfolio to be approximately equal to the expected expenditures and draws over the next twelve months. There can be no assurance that the capital expenditures, our contributions to maintenance events and lessee maintenance payment draws described above will not be greater than expected or that our expected maintenance payment collections or disbursements will equal our current estimates.
     In March 2011, we completed the annual maintenance-adjusted appraisal for the Term Financing No. 1 Portfolio and determined that we are in compliance with the loan to value ratio on the April 2011 payment date.
     In March 2011, the Company’s Board of Directors authorized the repurchase of up to $60 million of the Company’s common shares. Under the program, the Company may purchase its common shares from time to time in the open market or in privately negotiated transactions. The amount and timing of the purchases will depend on a number of factors including the price and availability of the Company’s common shares, trading volume and general market conditions. The Company may also from time to time establish a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate purchases of its common shares under this authorization. At March 31, 2011, we repurchased approximately 1.3 million shares at a total cost of approximately $15.0 million including commissions. Through April 29, 2011, we repurchased an additional 1.6 million shares at a total cost of $19.9 million including commissions.
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

Cash Flows

	Three Months Ended
	March 31,
	2010	2011
	(Dollars in thousands)
Net cash flow provided by operating activities	$51,712	$64,204
Net cash flow used in investing activities	(49,687)	(71,840)
Net cash flow (used in) provided by financing activities	(23,091)	7,954
     Operating Activities:
     Cash flow from operations was $51.7 million and $64.2 million for the three months ended March 31, 2010 and March 31, 2011, respectively. The increase in cash flow from operations of approximately $12.5 million for the three months ended March 31, 2011 versus the same period in 2010 was primarily a result of:
•	A net $21.9 million increase in cash from the release of restricted cash from returned security deposits, the payment of expenses which was offset by the receipt of maintenance payments.

This increase was offset partially by:
•	A $9.2 million decrease in cash from other working capital.
Investing Activities:
     Cash used in investing activities was $49.7 million and $71.8 million for the three months ended March 31, 2010 and March 31, 2011, respectively. The increase in cash flow used in investing activities of $22.2 million for the three months ended March 31, 2011 versus the same period in 2010, was primarily a result of:
•	a $100.3 million increase in the acquisition and improvement of flight equipment.

This increase was offset partially by:
•	a $75.2 million increase in proceeds from the sale of flight equipment; and

•	$2.9 million of lower purchase deposits under our Airbus A330 Agreement.
     Financing Activities:
     Cash used in financing activities was $23.1 million for the three months ended March 31, 2010 as compared to a net source of cash of $8.0 million for the three months ended March 31, 2011. The net increase in cash flow provided by financing activities of $31.0 million for the three months ended March 31, 2011 versus the same period in 2010 was a result of:
•	$157.2 million of higher proceeds from term debt financings; and

•	$3.2 million of higher security deposits received net of security deposits returned.

The outflows were offset partially by:
•	$78.4 million of higher financing repayments on our securitizations and term debt financings;

•	$28.2 million of lower maintenance payments received net of maintenance payments returned;

•	$15.4 million of increased repurchases of our common shares; and

•	$7.2 million in additional deferred financing costs.

Debt Obligations
     The following table provides a summary of our secured and unsecured debt financings at March 31, 2011:

		Outstanding	Number of		Final
		Borrowing	Aircraft	Interest	Stated
Debt Obligation	Collateral	(Dollars in thousands)		Rate(1)	Maturity(2)
Secured Debt Financings:
Securitization No. 1	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	$409,699	33	0.53%	06/20/31

Securitization No. 2	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	943,549	50	0.52%	06/14/37

Term Financing No. 1	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	631,259	27	2.01%	05/02/15

ECA Term Financings	Interests in aircraft leases, beneficial interests in aircraft leasing entities and related interests	408,181	6	2.65% to 4.48%	05/27/21 to 03/18/23

A330 PDP Facility	Interests in Airbus A330 Agreement and aircraft leases	59,943		2.77%	12/01/11(3)

Total secured debt financings		2,452,631

Unsecured Debt Financings:
Senior Notes due 2018	None	296,275	—	9.75%	08/01/18

2010 Revolving Credit Facility	None	—	—	—	09/28/13

Total unsecured debt financings		296,275

Total secured and unsecured debt financings		$2,748,906

(1)	Reflects floating rate in effect at the most recent applicable reset date, except for the ECA Term Financings which are fixed rate.

(2)	For Securitization No. 1, Securitization No. 2 and Term Financing No. 1, all cash flows available after expenses and interest will be applied to debt amortization, if the debt is not refinanced by June 2011, June 2012, and May 2013, respectively.

(3)	Reflects the last scheduled delivery month for the six relevant new Airbus A330-200 delivery positions. The final maturity date is the earlier of the aircraft delivery date or nine months after the scheduled delivery month for the last scheduled delivery position.
     The following securitizations and term debt financing structures include liquidity facility commitments described in the table below:

		Available Liquidity
		December 31,	March 31,
		2010	2011	Unused	Interest Rate
Facility	Liquidity Facility Provider	(Dollars in thousands)		Fee	on any Advances
Securitization No. 1	Crédit Agricole Corporate and Investment Bank	$42,000	$42,000	0.45%	1M Libor + 1.00%
Securitization No. 2	HSH Nordbank AG(1)	74,828	70,766	0.50%	1M Libor + 0.75%
Term Financing No. 1	Crédit Agricole Corporate and Investment Bank	12,864	12,625	0.60%	1M Libor + 1.20%

(1)	Following a ratings downgrade with respect to the liquidity facility provider in May 2009, the liquidity facility was drawn and the proceeds, or permitted investments thereof, remain available to provide liquidity if required. Amounts drawn following a ratings downgrade with respect to the liquidity facility provider do not bear interest; however, net investment earnings will be paid to the liquidity facility provider and the unused fee continues to apply.

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
     In March 2011, we completed the annual maintenance-adjusted appraisal for the Term Financing No. 1 Portfolio and determined that we are in compliance with the loan to value ratio on the April 2011 payment date.
     ECA Term Financings
     In February 2011, we entered into a twelve-year $72.8 million term loan with Sumitomo Mitsui Banking Corporation, or SMBC, which is supported by a guarantee from COFACE, for the financing of a new Airbus Model A330-200 aircraft. The borrowing under this financing bears a fixed rate of interest equal to 3.7875%. In March 2011, we entered into a twelve-year $72.9 million term loan with SMBC which is supported by a guarantee from COFACE for the financing of a new Airbus Model A330-200 aircraft. The borrowing under this financing bears a fixed rate of interest equal to 3.7344%. We refer to these COFACE-supported financings as “ECA Term Financings”.
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
Contractual Obligations
     Our contractual obligations consist of principal and interest payments on variable rate liabilities, interest payments on interest rate derivatives, purchase obligations under the Airbus A330 Agreement, other aircraft acquisition agreements and rent payments pursuant to our office leases. Total contractual obligations decreased from $3.82 billion at December 31, 2010 to approximately $3.78 billion at March 31, 2011 due primarily to:
•	an increase in borrowings under our ECA Term Financings.

These increases were partially offset by:

•	principal and interest payments made under our securitizations, term financings and our A330 PDP Facility; and

•	lower variable interest rates and payments made under our purchase obligations.

     The following table presents our actual contractual obligations and their payment due dates as of March 31, 2011.

	Payments Due By Period as of March 31, 2011
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars in thousands)
Principal payments:
2010-1 Notes(1)	$300,000	$—	$—	$—	$300,000
Securitization No. 1(2)	409,699	31,167	124,492	131,294	122,746
Securitization No. 2(3)	943,549	57,266	254,931	284,667	346,685
Term Financing No. 1(4)	631,259	47,750	129,658	453,851	—
ECA Term Financings(5)	408,181	29,681	62,664	67,326	248,510
A330 PDP Facility(6)	59,943	59,943	—	—	—

Total principal payments	2,752,631	225,807	571,745	937,138	1,017,941

Interest payments:
Interest payments on debt obligations(7)	383,802	64,168	117,322	95,750	106,562
Interest payments on interest rate derivatives(8)	224,627	91,366	83,938	45,794	3,529

Total interest payments	608,429	155,534	201,260	141,544	110,091

Office leases(9)	2,221	1,052	921	220	28
Purchase obligations(10)	412,117	360,877	51,240	—	—

Total	$3,775,398	$743,270	$825,166	$1,078,902	$1,128,060

(1)	Includes scheduled balloon payment on August 1, 2018.

(2)	For this non-recourse financing, includes principal payments based on amortization schedules so that the loan to assumed aircraft values are held constant through the June 2011 payment date; thereafter, estimated principal payments for this financing are based on excess cash flows available from forecasted lease rentals, net maintenance funding and proceeds from asset disposition after the payment of forecasted operating expenses and interest payments, including interest payments on existing swap agreements and policy provider fees.

(3)	For this non-recourse financing, includes principal payments based on amortization schedules so that the loan to assumed aircraft values are held constant through the June 2012 payment date; thereafter, estimated principal payments for this financing are based on excess cash flows available from forecasted lease rentals, net maintenance funding and proceeds from asset disposition after the payment of forecasted operating expenses and interest payments, including interest payments on existing swap agreements and policy provider fees. Payments due in less than one year includes repayments of $13.7 million related to contracted sales of two aircraft.

(4)	Includes scheduled principal payments through May 2013, after which all excess cash flow is required to reduce the principal balances of the indebtedness until maturity in May 2015.

(5)	Includes scheduled principal payments based upon fixed rate, 12 year, fully amortizing loans.

(6)	Includes principal payments based upon the scheduled delivery of aircraft. The final maturity date is the earlier of the delivery date or nine months after the scheduled delivery date.

(7)	Future interest payments on variable rate, LIBOR-based debt obligations are estimated using the interest rate in effect at March 31, 2011.

(8)	Future interest payments on derivative financial instruments are estimated using the spread between the floating interest rates and the fixed interest rates in effect at March 31, 2011.

(9)	Represents contractual payment obligations for our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.

(10)	At March 31, 2011, we had aircraft purchase agreements including the acquisition of six New A330 Aircraft from Airbus.
Capital Expenditures
     We make capital expenditures from time to time in connection with improvements made to our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the three months ended March 31, 2010 and 2011, we incurred a total of $10.1 million and $9.8 million, respectively, of capital expenditures (including lease incentives) related to the acquisition and improvement of aircraft.
     As of March 31, 2011, the weighted average age (by net book value) of our aircraft was approximately 10.7 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Under our leases, the lessee is primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement. At March 31, 2011, we had $328.0 million of maintenance reserves as a liability on our balance sheet. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.
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
Off-Balance Sheet Arrangements
     We did not have any off-balance sheet arrangements as of March 31, 2011.
Foreign Currency Risk and Foreign Operations
     At March 31, 2011, all of our leases are payable to us in U.S. dollars. However, we incur Euro and Singapore dollar-denominated expenses in connection with our subsidiary in Ireland and branch office in Singapore. As of March 31, 2011, 12 of our 77 employees were based in Ireland, four employees were based in Singapore and one employee was based in the United Kingdom. For the three months ended March 31, 2011, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated approximately $2.0 million in U.S. dollar equivalents and represented approximately 16% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, it is likely that our international operations and our exposure to foreign currency risk will increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases we may enter into hedging transactions in the future to mitigate this risk. For the three months ended March 31, 2010 and 2011, we incurred insignificant net gains and losses on foreign currency transactions.
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

We held the following interest rate derivatives as of March 31, 2011:

	Derivative Assets
				Future
	Current			Maximum
	Notional	Effective	Maturity	Notional	Floating	Fixed	Balance Sheet
Hedged Item	Amount	Date	Date	Amount	Rate	Rate	Location	Fair Value
				(Dollars in thousands)
Interest rate derivatives designated as cash not flow hedges :

ECA Term Financing for New A330 Aircraft (1)	$—	Jul-11	Jul-23	$67,000	3M LIBOR	4.0%	Fair value of derivative assets	$137

Interest rate derivatives designated as cash flow hedges :

Securitization No. 1	$421,715	Jun-06	Jun-16	$421,715	1M LIBOR + 0.27%	5.78%	Fair value of derivative liabilities	$51,375

Securitization No. 2	983,265	Jun-07	Jun-12	983,265	1M LIBOR	5.25% to 5.36%	Fair value of derivative liabilities	55,224

Term Financing No. 1(1)	571,749	Jun-08	May-13	571,749	1M LIBOR	4.04%	Fair value of derivative liabilities	33,840

Term Financing No. 1(1)	—	May-13	May-15	478,044	1M LIBOR	5.31%	Fair value of derivative liabilities	14,924

Total interest rate derivatives	$1,976,729			$2,454,773				$155,363

(1)	The interest payments related to Term Financing No. 1 are being hedged by two consecutive interest rate derivatives. When the first matures in May 2013, the next becomes effective.
     The weighted average interest pay rates of these derivatives at December 31, 2010 and March 31, 2011 were 5.01% and 5.04% , respectively.
     For the three months ended March 31, 2011, the amount of loss reclassified from accumulated other comprehensive income (“OCI”) into interest expense related to net interest settlements on active interest rate derivatives as $22.8 million. The amount of loss expected to be reclassified from OCI into interest expense over the next 12 months related to net interest settlements on active interest rate derivatives is $87.4 million.
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
     In addition to the derivative liability above, another component of the fair value of our interest rate derivatives is accrued interest. As of March 31, 2011, accrued interest payable included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheet was $5.7 million related to interest rate derivatives designated as cash flow hedges.
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
     Prior to the securitizations and term debt financings, our interest rate derivatives typically required us to post cash collateral to the counterparty when the value of the interest rate derivative exceeded a defined threshold. When the interest rate derivatives were terminated and became part of a larger aircraft portfolio financing, there were no cash collateral posting requirements associated with the new interest rate derivative. As of March 31, 2011, we did not have any cash collateral pledged under our interest rate derivatives, nor do we have any existing agreements that require cash collateral postings.
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
     The following table summarizes the deferred (gains) and losses and related amortization into interest expense for our terminated interest rate derivative contracts for the three months ended March 31, 2010 and 2011:

								Amount of Deferred (Gain)
								or Loss
								Amortized
								(including Accelerated		Amount of Deferred
	Original					Deferred	Unamortized	Amortization) into		(Gain) or Loss
	Maximum			Fixed		(Gain) or	Deferred (Gain) or	Interest Expense for the		Expected to be
	Notional	Effective	Maturity	Rate	Termination	Loss Upon	Loss at	Three Months Ended March		Amortized over the
Hedged Item	Amount	Date	Date	%	Date	Termination	March 31, 2011	31,2010	2011	Next Twelve Months
					(Dollars in Thousands)
Securitization No. 1	$400,000	Dec-05	Aug-10	4.61	Jun-06	$(12,968)	$—	$(745)	$—	$—
Securitization No. 1	200,000	Dec-05	Dec-10	5.03	Jun-06	(2,541)	—	(56)	—	—
Securitization No. 2	500,000	Mar-06	Mar-11	5.07	Jun-07	(2,687)	—	(173)	(122)	—
Securitization No. 2	200,000	Jan-07	Aug-12	5.06	Jun-07	(1,850)	(438)	(90)	(85)	(248)
Securitization No. 2	410,000	Feb-07	Apr-17	5.14	Jun-07	(3,119)	(1,581)	(94)	(82)	(270)
Term Financing No. 1	150,000	Jul-07	Dec-17	5.14	Mar-08	15,281	9,027	492	458	1,321
Term Financing No. 1	440,000	Jun-07	Feb-13	4.88	Partial — Mar-08 Full — Jun-08	26,281	9,006	1,434	1,334	3,851
Term Financing No. 1	248,000	Aug-07	May-13	5.33	Jun-08	9,888	3,272	979	418	1,194
Term Financing No. 2	360,000	Jan-08	Feb-19	5.16	Partial — Jun-08 Full — Oct-08	23,077	9,776	557	394	934

ECA Term Financing for New A330 Aircraft.	238,000	Jan-11	Apr-16	5.23	Dec-08	19,430	18,432	—	—	2,841

ECA Term Financing for New A330 Aircraft.	231,000	Apr-10	Oct-15	5.17	Partial — Jun-08 Full — Dec-08	15,310	11,212	—	520	2,019

ECA Term Financing for New A330 Aircraft.	238,000	Jul-11	Sep-16	5.27	Dec-08	17,254	15,969	—	—	421

Total.						$103,356	$74,675	$2,304	$2,835	$12,063

     For the three months ended March 31, 2011, the amount of deferred net loss (including accelerated amortization) reclassified from OCI into interest expense related to our terminated interest rate derivatives was $2.8 million. The amount of deferred net loss expected to be reclassified from OCI into interest expense over the next 12 months related to our terminated interest rate derivatives is $12.1 million. Over the next twelve months, we expect the amortization of deferred net losses to increase as the gains on Securitizations No. 1 and No. 2 are either fully amortized or will be in the near future and the losses on the forward starting A330 swaps begin to amortize as we take delivery of these aircraft.

     The following table summarizes amounts charged directly to the consolidated statement of income for the three months ended March 31, 2010 and 2011, respectively, related to our interest rate derivatives:

	Three Months Ended
	March 31,
	2010	2011
	(Dollars in thousands)
Interest Expense:
Hedge ineffectiveness (gains) losses (unrealized)	$867	$(475)

Amortization:
Accelerated amortization of deferred losses	447	¯
Amortization of deferred losses	1,857	2,835

Total Amortization	2,304	2,835

Total charged to interest expense	$3,171	$2,360

Other Income (Expense):
Mark to market gains (losses) on undesignated interest rate derivatives	$(370)	$(359)

Total charged to other income (expense)	$(370)	$(359)

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
     The table below shows the reconciliation of net income to EBITDA for the three months ended March 31, 2010 and 2011, respectively.

	Three Months Ended
	March 31,
	2010	2011
	(Dollars in thousands)
Net income	$18,879	$42,677
Depreciation	54,145	59,591
Amortization of net lease discounts and lease incentives	4,845	3,102
Interest, net	40,959	45,619
Income tax provision	2,335	3,269

EBITDA	$121,163	$154,258

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
     The table below shows the reconciliation of net income to ANI and ANIDA for the three months ended March 31, 2010 and 2011, respectively.

	Three Months Ended
	March 31,
	2010	2011
	(Dollars in thousands)
Net income	$18,879	$42,677
Ineffective portion and termination of hedges(1)	1,314	(475)
Mark to market of interest rate derivative contracts(2)	370	359
Gain on sale of flight equipment (2)	—	(9,662)

Adjusted net income	20,563	32,899
Depreciation	54,145	59,591
Amortization of net lease discounts and lease incentives	4,845	3,102

Adjusted net income plus depreciation and amortization	$79,553	$95,592

(1) Included in Interest, net.

(2) Included in Other income (expense).

	Three Months Ended
	March 31,
	2010	2011
Weighted-average shares:
Common shares outstanding	78,415,702	78,785,736
Restricted common shares	1,237,988	913,671

Total weighted-average shares	79,653,690	79,699,407

	Three Months Ended
	March 31,
	2010	2011
Percentage of weighted-average shares:
Common shares outstanding	98.45%	98.85%
Restricted common shares	1.55%	1.15%

Total	100.00%	100.00%

	Three Months Ended
	March 31,
	2010	2011
Weighted-average common shares outstanding — Basic and Diluted(b)	78,415,702	78,785,736

	Three Months Ended
	March 31,
	2010	2011
	(Dollars in thousands,
	except per share amounts)
Adjusted net income allocation:
Adjusted net income	$20,563	$32,899
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(320)	(377)

Adjusted net income allocable to common shares — Basic and Diluted	$20,243	$32,522

Adjusted net income per common share — Basic	$0.26	$0.41

Adjusted net income per common share — Diluted	$0.26	$0.41

	Three Months Ended
	March 31,
	2010	2011
	(Dollars in thousands,
	except per share amounts)
Adjusted net income plus depreciation and amortization allocation:
Adjusted net income plus depreciation and amortization	$79,553	$95,592
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(1,236)	(1,096)

Adjusted net income plus depreciation and amortization allocable to common shares — Basic and Diluted	$78,317	$94,496

Adjusted net income plus depreciation and amortization per common share — Basic	$1.00	$1.20

Adjusted net income plus depreciation and amortization per common share — Diluted	$1.00	$1.20

(a)	For the three months ended March 31, 2010 and 2011, distributed and undistributed earnings to restricted shares is 1.55% and 1.15%, respectively, of net income. The amount of restricted share forfeitures for all periods present is immaterial to the allocation of distributed and undistributed earnings.

(b)	For the three months ended March 31, 2010 and 2011, we have no dilutive shares.
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
     A hypothetical 100-basis point increase/decrease in our variable interest rates would increase/decrease the minimum contracted rentals on our portfolio as of March 31, 2011 by $1.0 million and $0.5 million, respectively, over the next twelve months. As of March 31, 2011, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $0.4 million and $0.2 million, respectively, net of amounts received from our interest rate derivatives, over the next twelve months.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
     The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO, and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2011. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.
Changes in Internal Control over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is not a party to any material legal or adverse regulatory proceedings.
Item 1A. Risk Factors
     There have been no material changes to the disclosure related to the risk factors described in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the first quarter of 2011, we purchased our common shares as follows:

					Maximum Number (or
				Total Number of	Approximate Dollar
				Shares Purchased as	Value) of Shares
	Total		Average	Part of Publicly	that May Yet Be
	Number		Price	Announced Plans or	Purchased Under the
	of Shares		Paid	Programs	Plans or Programs
Period	Purchased		per Share	(b)	(b)
	(Dollars in thousands, except per share amounts)
January	105,119	(a)	$10.45	¯	¯
February	28,664	(a)	10.62	¯	¯
March	1,261,658	(b)	11.86	1,261,658	$45,036

Total	1,395,441		$11.73	1,261,658	$45,036

(a)	Our Compensation Committee approved the repurchase of common shares pursuant to an irrevocable election made under the Amended and Restated Aircastle Limited 2005 Equity and Incentive Plan, in satisfaction of minimum tax withholding obligations associated with the vesting of restricted common shares during the first quarter of 2011.

(b)	On March 10, 2011 the Company announced the repurchase of up to $60 million of the Company’s common shares. Under the program, the Company may purchase its common shares from time to time in the open market or in privately negotiated transactions. The amount and timing of the purchases will depend on a number of factors including the price and availability of the Company’s common shares, trading volume and general market conditions. The Company may also from time to time establish a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate purchases of its common shares under this authorization. In addition, as of April 29, 2011, we repurchased an additional 1,613,003 common shares at an aggregate cost of $19.9 million, including commissions (with an average price of $12.34 per share following the close of the first quarter of 2011. Accordingly, as of April 29, 2011, we have repurchased under this program a total of 2,874,661 common shares at a total cost of $34.9 million including commissions, at an average price per share of $12.13, and the approximate dollar value of common shares that may yet be purchased under the program was $25.1 million.
Item 6. Exhibits

Exhibit No.	Description of Exhibit
3.1	Memorandum of Association†

3.2	Bye-laws†

4.1	Specimen Share Certificate†

Exhibit No.	Description of Exhibit
4.2	Amended and Restated Shareholders Agreement among Aircastle Limited and Fortress Investment Fund III LP, Fortress Investment Fund III (Fund B) LP, Fortress Investment Fund III (Fund C) LP, Fortress Investment Fund III (Fund D) L.P., Fortress Investment Fund III (Fund E) LP, Fortress Investment Fund III (Coinvestment Fund A) LP, Fortress Investment Fund III (Coinvestment Fund B) LP, Fortress Investment Fund III (Coinvestment Fund C) LP, Fortress Investment Fund III (Coinvestment Fund D) L.P., Drawbridge Special Opportunities Fund LP, Drawbridge Special Opportunities Fund Ltd. and Drawbridge Global Macro Master Fund Ltd.†

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 Δ

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 Δ

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Δ

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Δ

99.1	Owned Aircraft Portfolio at March 31, 2011 Δ

†	Incorporated by reference to the Company’s registration statement on Form S-1, filed with the SEC on June 2, 2006, as amended on July 10, 2006, July 25, 2006 and August 2, 2006.

Δ	Filed herewith.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 4, 2011

AIRCASTLE LIMITED (Registrant)
By:	/s/ Aaron Dahlke
Aaron Dahlke
Chief Accounting Officer and Authorized Officer