Form 10-Q
period 2011-06-30
Aircastle LTD
filed 2011-08-04
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of July 29, 2011, there were 74,915,769 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries
Form 10-Q

Page No.
PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of December 31, 2010 and June 30, 2011	3

Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2011	4

Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2011	5

Notes to Unaudited Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures about Market Risk	53

Item 4. Controls and Procedures	54

PART II. — OTHER INFORMATION

Item 1. Legal Proceedings	55

Item 1A. Risk Factors	55

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 6. Exhibits	56

SIGNATURE	57
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements.
Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,	June 30,
	2010	2011
		(Unaudited)
ASSETS
Cash and cash equivalents	$239,957	$184,017
Accounts receivable	1,815	2,665
Restricted cash and cash equivalents	191,052	185,245
Restricted liquidity facility collateral	75,000	112,000
Flight equipment held for lease, net of accumulated depreciation of $785,490 and $891,810	4,065,780	4,099,641
Aircraft purchase deposits and progress payments	219,898	188,599
Other assets	65,557	74,529

Total assets	$4,859,059	$4,846,696

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured and unsecured financings (including borrowings of ACS Ireland VIEs of $314,877 and $306,040, respectively)	$2,707,958	$2,685,632
Accounts payable, accrued expenses and other liabilities	76,470	80,899
Dividends payable	7,964	9,364
Lease rentals received in advance	43,790	39,066
Liquidity facility	75,000	112,000
Security deposits	83,241	78,959
Maintenance payments	342,333	320,696
Fair value of derivative liabilities	179,585	154,655

Total liabilities	3,516,341	3,481,271

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 250,000,000 shares authorized, 79,640,285 shares issued and outstanding at December 31, 2010; and 74,915,769 shares issued and outstanding at June 30, 2011	796	749
Additional paid-in capital	1,485,841	1,427,558
Retained earnings	104,301	153,066
Accumulated other comprehensive loss	(248,220)	(215,948)

Total shareholders’ equity	1,342,718	1,365,425

Total liabilities and shareholders’ equity	$4,859,059	$4,846,696

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
Revenues:
Lease rental revenue	$128,133	$143,355	$258,255	$284,471
Amortization of net lease discounts and lease incentives	(4,909)	(3,030)	(9,754)	(6,132)
Maintenance revenue	6,836	8,162	12,090	25,006

Total lease rentals	130,060	148,487	260,591	303,345
Other revenue	124	351	154	3,407

Total revenues	130,184	148,838	260,745	306,752

Expenses:
Depreciation	54,424	58,576	108,569	118,167
Interest, net	40,166	55,893	81,125	101,512
Selling, general and administrative (including non-cash share based payment expense of $1,929 and $1,178 for the three months ended, and $3,711 and $3,073 for the six months ended, June 30, 2010 and 2011, respectively)	11,036	11,578	22,709	24,109
Impairment of aircraft	—	5,200	—	5,200
Maintenance and other costs	3,437	3,369	5,637	6,899

Total expenses	109,063	134,616	218,040	255,887

Other income (expense):
Gain (loss) on sale of flight equipment	(1,291)	10,299	(1,291)	19,961
Other	(176)	323	(546)	(36)

Total other income (expense)	(1,467)	10,622	(1,837)	19,925

Income from continuing operations before income taxes	19,654	24,844	40,868	70,790
Income tax provision	1,515	1,535	3,850	4,804

Net income	$18,139	$23,309	$37,018	$65,986

Earnings per common share — Basic	$0.23	$0.30	$0.46	$0.84

Earnings per common share — Diluted	$0.23	$0.30	$0.46	$0.84

Dividends declared per share	$0.10	$0.125	$0.20	$0.225

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2011
Cash flows from operating activities:
Net income	$37,018	$65,986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	108,569	118,167
Amortization of deferred financing costs	5,760	9,417
Amortization of net lease discounts and lease incentives	9,754	6,132
Deferred income taxes	2,537	2,712
Non-cash share based payment expense	3,711	3,073
Cash flow hedges reclassified into earnings	4,074	8,226
Ineffective portion of cash flow hedges	1,769	(598)
Security deposits and maintenance payments included in earnings	(9,978)	(25,282)
(Gain) loss on sale of flight equipment	1,291	(19,961)
Impairment of aircraft	—	5,200
Other	546	566
Changes in certain assets and liabilities:
Accounts receivable	(662)	(1,366)
Restricted cash and cash equivalents	12,436	5,807
Other assets	655	(1,276)
Accounts payable, accrued expenses and other liabilities	(5,445)	(11,861)
Lease rentals received in advance	(1,343)	(5,231)

Net cash provided by operating activities	170,692	159,711

Cash flows from investing activities:
Acquisition and improvement of flight equipment and lease incentives	(55,353)	(196,132)
Proceeds from sale of flight equipment	17,707	151,577
Restricted cash and cash equivalents related to sale of flight equipment	(17,707)	—
Aircraft purchase deposits and progress payments, net of aircraft sale deposits	(74,666)	(76,897)
Other	(16)	(10)

Net cash used in investing activities	(130,035)	(121,462)

Cash flows from financing activities:
Repurchase of shares	(1,663)	(61,403)
Proceeds from term debt financings	57,089	230,333
Securitization and term debt financing repayments	(88,341)	(252,912)
Deferred financing costs	(2,023)	(11,253)
Restricted secured liquidity facility collateral	2,000	(37,000)
Secured liquidity facility collateral	(2,000)	37,000
Security deposits received	3,917	10,317
Security deposits returned	(8,760)	(7,764)
Maintenance payments received	57,762	57,571
Maintenance payments returned	(35,702)	(43,257)
Dividends paid	(15,906)	(15,821)

Net cash used in financing activities	(33,627)	(94,189)

Net increase (decrease) in cash and cash equivalents	7,030	(55,940)
Cash and cash equivalents at beginning of period	142,666	239,957

Cash and cash equivalents at end of period	$149,696	$184,017

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$70,216	$83,754

Cash paid for income taxes	$2,595	$1,525

Supplemental disclosures of non-cash investing activities:
Security deposits, maintenance liabilities and other liabilities settled in sale of flight equipment	$—	$9,566

Supplemental disclosures of non-cash financing activities:
Advance lease rentals converted to maintenance reserves	$1,750	$—

Security deposits converted to advance lease rentals	$—	$546

The accompanying notes are an integral part of these unaudited consolidated financial statements

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2011
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
     The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure since the balance sheet date of June 30, 2011 through the date on which the consolidated financial statements included in this Form 10-Q were issued.
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
Recent Accounting Pronouncements
     In August 2010, the Financial Accounting Standards Board (“FASB”) issued an exposure draft, “Leases” (the “Lease ED”), which would replace the existing guidance in the Accounting Standards Codification (“ASC”) 840 (“ASC 840”), Leases. Under the Lease ED, a lessor would be required to adopt a right-of-use model where the lessor would apply one of two approaches to each lease based on whether the lessor

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2011
retains exposure to significant risks or benefits associated with the underlying asset. In July 2011, the FASB tentatively decided on a new model for lessor accounting that would require a single approach for all leases, with a few exceptions. Under the new model, a lease receivable would be recognized for the lessor’s right to receive lease payments, a portion of the carrying amount of the underlying asset would be allocated between the right of use granted to the lessee and the lessor’s residual value and profit or loss would only be recognized at commencement if it is reasonably assured. Even though the FASB has not completed all of its deliberations, the decisions made to date were sufficiently different from those published in the Lease ED to warrant re-exposure of the revised proposal. The FASB intends to complete its deliberations during the third quarter of 2011 with a view to publishing a revised proposed leases standard shortly thereafter. A final standard may have an effective date no earlier than 2015. When and if the proposed guidance becomes effective, it may have a significant impact on the Company’s consolidated financial statements. Although we believe the presentation of our financial statements, and those of our lessees could change, we do not believe the accounting pronouncement will change the fundamental economic reasons for which the airlines lease aircraft. Therefore, we do not believe it will have a material impact on our business.
     In May 2011, the FASB issued ASU 2011-04 (“ASU 2011-04”), Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs, to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments in this update change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements which include (1) those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, and (2) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurement. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of ASU 2011-04 will not have a material impact on the Company’s consolidated financial statements.
     In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05 (“ASU 2011-05”), Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which gives the option to present the total of comprehensive income either in a single continuous statement of comprehensive net income or in two separate but consecutive statements. In either option, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. If a two statement approach is used, the statement of other comprehensive income should immediately follow the statement of net income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. It also requires the presentation on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 is effective for interim and annual reporting periods beginning after December 15, 2011 and should be applied retrospectively. The adoption of ASU 2011-05 will not have a material impact on the Company’s consolidated financial statements.
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
June 30, 2011
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
     The following tables set forth our financial assets and liabilities as of December 31, 2010 and June 30, 2011 that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value	Fair Value Measurements at December 31, 2010
	as of	Using Fair Value Hierarchy
	December 31,				Valuation
	2010	Level 1	Level 2	Level 3	Technique
Assets:
Cash and cash equivalents	$239,957	$239,957	$—	$—	Market
Restricted cash and cash equivalents	191,052	191,052	—	—	Market
Derivative assets	374	—	374	—	Income

Total	$431,383	$431,009	$374	$—

Liabilities:
Derivative liabilities	$179,585	$—	$124,404	$55,181	Income

	Fair Value	Fair Value Measurements at June 30, 2011
	as of	Using Fair Value Hierarchy
	June 30,				Valuation
	2011	Level 1	Level 2	Level 3	Technique
Assets:
Cash and cash equivalents	$184,017	$184,017	$—	$—	Market
Restricted cash and cash equivalents	185,245	185,245	—	—	Market

Total	$369,262	$369,262	$—	$—

Liabilities:
Derivative liabilities	$154,655	$—	$100,129	$54,526	Income

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
June 30, 2011
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
     The following tables reflect the activity for the classes of our assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2010 and 2011:

	Three Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2010
	Derivative Liabilities
Balance at beginning of period	$(45,040)	$(38,907)
Total gains/(losses), net:
Included in other income (expense)	(136)	(275)
Included in interest expense	(71)	(122)
Included in other comprehensive income	(14,169)	(20,112)

Balance at end of period	$(59,416)	$(59,416)

	Three Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2011
	Derivative Liabilities
Balance at beginning of period	$(48,764)	$(55,181)
Total gains/(losses), net:
Included in other income (expense)	(119)	(242)
Included in interest expense	(45)	(39)
Included in other comprehensive income	(5,598)	936

Balance at end of period	$(54,526)	$(54,526)

     For the three and six months ended June 30, 2010 and 2011, we had no transfers into or out of Level 3 and we had no purchases, issuances, sales or settlements of Level 3 items.
     We measure the fair value of certain assets and liabilities on a non-recurring basis, when US GAAP requires the application of fair value, including events or changes in circumstances that indicate that the carrying amounts of assets may not be recoverable. Assets subject to these measurements include aircraft. We record aircraft at fair value when we determine the carrying value may not be recoverable. Fair value measurements for aircraft impaired are based on an

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2011
income approach that uses Level 3 inputs, which include our assumptions and appraisal data as to future cash proceeds from leasing and selling aircraft.
     In the three and six months ended June 30, 2011, we recognized an impairment of $5,200 related to a Boeing Model 737-400 aircraft triggered by the early termination of the lease and the change to estimated future cash flows. In the three and six months ended June 30, 2011, we recorded $2,267 related to maintenance revenue and $878 reversal of lease incentives related to the former lessee of this aircraft.
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
     The carrying amounts and fair values of our financial instruments at December 31, 2010 and June 30, 2011 are as follows:

	December 31, 2010		June 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	of Asset	of Asset	of Asset	of Asset
	(Liability)	(Liability)	(Liability)	(Liability)
Securitizations and term debt financings	$(2,056,012)	$(1,829,277)	$(1,956,378)	$(1,772,625)
ECA term financings	(267,311)	(273,203)	(412,872)	(408,463)
A330 PDP Facility	(88,487)	(88,487)	(19,981)	(19,981)
2010-1 Notes	(296,148)	(328,500)	(296,401)	(331,875)
Note 3. Lease Rental Revenues and Flight Equipment Held for Lease
     Minimum future annual lease rentals contracted to be received under our existing operating leases of flight equipment at June 30, 2011 were as follows:

Year Ending December 31,	Amount
Remainder of 2011	$278,490
2012	503,146
2013	401,683
2014	315,740
2015	263,791
2016	233,962
Thereafter	409,988

Total	$2,406,800

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2011
     Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Region	2010	2011	2010	2011
Europe	45%	45%	45%	46%
Asia	19%	23%	20%	23%
North America	16%	13%	16%	13%
Latin America	10%	9%	9%	9%
Middle East and Africa	10%	10%	10%	9%

Total	100%	100%	100%	100%

     The classification of regions in the tables above and the table and discussion below is determined based on the principal location of the lessee of each aircraft.
     For the three months ended June 30, 2010, one customer accounted for 11% of lease rental revenue and three additional customers accounted for a combined 22% of lease rental revenue. No other customer accounted for more than 5% of lease rental revenue. For the three months ended June 30, 2011, one customer accounted for 10% of lease rental revenue and three additional customers accounted for a combined 18% of lease rental revenue. No other customer accounted for more than 5% of lease rental revenue.
     For the six months ended June 30, 2010, one customer accounted for 11% of lease rental revenue and three additional customers accounted for a combined 21% of lease rental revenue. No other customer accounted for more than 5% of lease rental revenue. For the six months ended June 30, 2011, one customer accounted for 10% of lease rental revenue and three additional customers accounted for a combined 18% of lease rental revenue. No other customer accounted for more than 5% of lease rental revenue.
     The following tables set forth revenue attributable to individual countries representing at least 10% of total revenue based on each lessee’s principal place of business:

	Three Months Ended June 30,
	2010			2011
		Percent of	Number			Number
		Total	of		Percent of Total	of
Country	Revenue	Revenue	Lessees	Revenue	Revenue	Lessees
United States	$16,754	13%	4	$16,683	11%	4
China	14,037	11%	5	16,128	11%	4
Netherlands(1)	14,015	11%	3	—	—%	—

(1) Total revenue attributable to the Netherlands was less than 10% for the three months ended June 30, 2011.

	Six Months Ended June 30,
	2010			2011
		Percent of	Number			Number
		Total	of		Percent of Total	of
Country	Revenue	Revenue	Lessees	Revenue	Revenue	Lessees
United States	$33,399	13%	4	$33,418	11%	4
China	27,843	11%	5	32,401	11%	5
Netherlands(1)	28,027	11%	3	—	—%	—

(1)	Total revenue attributable to the Netherlands was less than 10% for the six months ended June 30, 2011.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2011
Geographic concentration of net book value of flight equipment held for lease was as follows:

	December 31, 2010		June 30, 2011
	Number		Number
	of	Net Book	of		Net Book
Region	Aircraft	Value %	Aircraft		Value %
Europe	66	46%	64		44%
Asia	35	26%	32		24%
North America	14	10%	14		10%
Latin America	11	8%	10		6%
Middle East and Africa	10	10%	8		14%
Off-lease	—	—%	8	(1)	2%

Total	136	100%	136		100%

(1)	Includes one Boeing Model 747-400 aircraft being converted from passenger to freighter configuration and for which we have a letter of intent for lease upon completion of the conversion with a customer in North America; four Airbus Model A320-200 aircraft, three of which we have leased or are subject to lease commitments with customers in Asia and Europe and one of which is being marketed for lease or sale; and three Boeing Model 737 classic aircraft, one of which we have leased to a customer in Asia, one of which was sold in August 2011 and one of which is being marketed for lease or sale.
     The following table sets forth net book value of flight equipment attributable to individual countries representing at least 10% of total assets based on each lessee’s principal place of business as of:

	December 31, 2010			June 30, 2011
		Net Book	Number of		Net Book	Number of
Country	Net Book Value	Value %	Lessees	Net Book Value	Value %	Lessees
China	$518,545	13%	5	$457,017	11%	4
Netherlands	410,086	10%	3	397,307	10%	3
     At December 31, 2010 and June 30, 2011, the amounts of lease incentive liabilities recorded in maintenance payments on the consolidated balance sheets were $26,536 and $27,828, respectively.
     At December 31, 2010 and June 30, 2011, the amounts of prepaid lease incentives and lease premiums, net of amortization, recorded in other assets on the consolidated balance sheets were $9,115 and $11,087 respectively.
Note 4. Variable Interest Entities
     Aircastle consolidates seven VIEs of which it is the primary beneficiary. The operating activities of these VIEs are limited to acquiring, owning, leasing, maintaining, operating and, under certain circumstances, selling the nineteen aircraft discussed below.
Securitizations and Term Financing
     In connection with Securitization No. 1, two of our subsidiaries, ACS Aircraft Finance Ireland plc (“ACS Ireland”) and ACS Aircraft Finance Bermuda Limited (“ACS Bermuda”) issued Class A-1 notes and each has fully and unconditionally guaranteed the other’s obligations under the notes. In connection with Securitization No. 2, two of our subsidiaries, ACS Aircraft Finance Ireland 2 Limited (“ACS Ireland 2”) and ACS 2007-1 Limited (“ACS Bermuda 2”) issued Class A-1 notes and each has fully and unconditionally guaranteed the other’s obligations under the notes. In connection with Term Financing No. 1, two of our subsidiaries, ACS Ireland 3 Limited (“ACS Ireland 3”) and ACS 2008-1 Limited (“ACS Bermuda 3”) entered into a seven year term debt facility and each has fully and unconditionally guaranteed the other’s obligations under the term debt facility. ACS Bermuda, ACS Bermuda 2 and ACS Bermuda 3

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2011
are collectively referred to as the “ACS Bermuda Group”. At June 30, 2011, the assets of the three VIEs include fifteen aircraft transferred into the VIEs at historical cost basis in connection with Securitization No. 1, Securitization No. 2 and Term Financing No. 1.
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
     The combined assets of the ACS Ireland VIEs as of June 30, 2011 are $469,632. The combined liabilities of the ACS Ireland VIEs, net of $96,016 Class E-1 Securities held by the Company which is eliminated in consolidation, as of June 30, 2011 are $421,394.
ECA Term Financings
     Aircastle, through various subsidiaries, each of which is owned by a charitable trust (such entities, collectively the “Air Knight VIEs”), entered into seven different twelve-year term loans, which are supported by guarantees from Compagnie Francaise d’Assurance pour le Commerce Exterieur, (“COFACE”), the French government sponsored export credit agency (“ECA”). These loans provided for the financing for seven new Airbus Model A330 aircraft. In June 2011, we repaid one of these loans from the proceeds of the sale of the related aircraft. At June 30, 2011, Aircastle had six outstanding term loans with guarantees from COFACE. We refer to these COFACE-supported financings as “ECA Term Financings”.
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
     The only assets that the Air Knight VIEs have on their books are financing leases that are eliminated in the consolidated financial statements, and deferred financing costs. The related aircraft, with a net book value as of June 30, 2011 were $501,160, are included in our flight equipment held for lease. The consolidated debt outstanding of the Air Knight VIEs as of June 30, 2011 is $412,872.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2011
Note 5. Securitizations and Term Debt Financings
     The outstanding amounts of our secured and unsecured term debt financings were as follows:

	At
	December 31,
	2010	At June 30, 2011
	Outstanding	Outstanding		Final Stated
Debt Obligation	Borrowings	Borrowings	Interest Rate(1)	Maturity(2)
Secured Debt Financings:
Securitization No. 1	$415,103	$404,231	0.46%	6/20/31
Securitization No. 2	997,713	933,196	0.45%	6/14/37
Term Financing No. 1	643,196	618,951	1.94%	05/02/15
ECA Term Financings	267,311	412,872	2.65% to 3.96%	12/03/21 to 5/03/23
A330 PDP Facility	88,487	19,981	2.69%	12/01/11(3)

Total secured debt financings	2,411,810	2,389,231

Unsecured Debt Financings:
2010-1 Notes	296,148	296,401	9.75%	08/01/18
2010 Revolving Credit Facility	—	—	N/A	09/28/13

Total unsecured debt financings	296,148	296,401

Total secured and unsecured debt financings	$2,707,958	$2,685,632

(1)	Reflects floating rate in effect at the applicable reset date except for the ECA Term Financings and the 2010-1 Notes, which are fixed rate.

(2)	Effective June 2011 for Securitization No. 1, all cash flows available after expenses and interest will be applied to debt amortization. For Securitization No. 2 and Term Financing No. 1, all cash flows available after expenses and interest will be applied to debt amortization, if the debt is not refinanced by June 2012, and May 2013, respectively.

(3)	Reflects the last scheduled delivery month for the six relevant new Airbus A330-200 delivery positions. The final maturity date is the earlier of the aircraft delivery date or nine months after the scheduled delivery month for the last scheduled delivery position.
     The following securitizations and term debt financing structures include liquidity facility commitments described in the table below:

		Available Liquidity
		December 31,	June 30,	Unused	Interest Rate
Facility	Liquidity Facility Provider	2010	2011	Fee	on any Advances
Securitization No. 1	Crédit Agricole Corporate and Investment Bank(1)	$42,000	$42,000	0.45%	1M Libor + 1.00%
Securitization No. 2	HSH Nordbank AG(2)	74,828	69,990	0.50%	1M Libor + 0.75%
Term Financing No. 1	Crédit Agricole Corporate and Investment Bank(3)	12,864	12,379	0.60%	1M Libor + 1.20%

(1)	Following a ratings downgrade with respect to the liquidity facility provider in June 2011, the liquidity facility was drawn and the proceeds, or permitted investments thereof, remain available to provide liquidity if required. Amounts drawn following a ratings downgrade with respect to the liquidity facility provider do not bear interest; however, net investment earnings will be paid to the liquidity facility provider and the unused fee continues to apply.

(2)	Following a ratings downgrade with respect to the liquidity facility provider in May 2009, the liquidity facility was drawn and the proceeds, or permitted investments thereof, remain available to provide liquidity if required. Amounts drawn following a ratings downgrade with respect to the liquidity facility provider do not bear interest; however, net investment earnings will be paid to the liquidity facility provider and the unused fee continues to apply.

(3)	The ratings threshold for the liquidity facility provider under Term Financing No. 1 is lower than the ratings threshold under Securitization No. 1 and, accordingly, the ratings change referred to in footnote (1) above did not trigger a liquidity facility drawing in relation to Term Financing No. 1.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2011
Secured Debt Financings:
Term Financing No. 1
     In March 2011, we completed the annual maintenance-adjusted appraisal for the Term Financing No. 1 Portfolio and determined that we are in compliance with the loan to value ratio on the July 2011 payment date.
ECA Term Financings
     During 2011, we entered into three twelve-year term loans which are supported by guarantees from COFACE, for the financing of new Airbus Model A330-200 aircraft totaling $218,914, and we repaid in full the outstanding principal balance of one of our ECA term financings in the amount of $61,571.
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
Note 6. Dividends
     The following table sets forth the quarterly dividends declared by our Board of Directors for the periods covered in this report:

	Dividend	Aggregate
	per Common	Dividend
Declaration Date	Share	Amount	Record Date	Payment Date
December 14, 2009	$0.10	$7,955	December 31, 2009	January 15, 2010
March 12, 2010	$0.10	7,951	March 31, 2010	April 15, 2010
May 25, 2010	$0.10	7,947	June 30, 2010	July 15, 2010
September 21, 2010	$0.10	7,947	September 30, 2010	October 15, 2010
December 6, 2010	$0.10	7,964	December 31, 2010	January 14, 2011
March 8, 2011	$0.10	7,857	March 31, 2011	April 15, 2011
June 27, 2011	$0.125	9,364	July 7, 2011	July 15, 2011
Note 7. Shareholders’ Equity and Share Based Payment
     In March 2011, the Company’s Board of Directors authorized the repurchase of up to $60,000 of the Company’s common shares. In June 2011, the Company’s Board of Directors authorized an increase in the Company’s share repurchase program by up to an additional $30,000 of its common shares, for a total of up to $90,000 of its common shares in the aggregate. Under the program, the Company may purchase its common shares from time to time in the open market or in privately negotiated transactions. The amount and timing of the purchases will depend on a number of factors, including the price and availability of the Company’s common shares, trading volume and general market conditions. The Company may also from time to time establish a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”) to facilitate purchases of its common shares under this authorization. Through June 30, 2011, we repurchased 4,914,650 shares at a total cost of $60,000 including commissions.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2011
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
Weighted-average shares:
Common shares outstanding	78,465,361	75,701,045	78,436,452	77,234,869
Restricted common shares	1,153,468	1,017,879	1,182,165	956,232

Total weighted-average shares	79,618,829	76,718,924	79,618,617	78,191,101

Percentage of weighted-average shares:
Common shares outstanding	98.55%	98.67%	98.52%	98.78%
Restricted common shares	1.45%	1.33%	1.48%	1.22%

Total	100.0%	100.0%	100.0%	100.0%

The calculations of both basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
Earnings per share — Basic:
Net income	$18,139	$23,309	$37,018	$65,986
Less: Distributed and undistributed earnings allocated to restricted common shares (a)	(263)	(309)	(550)	(807)

Earnings available to common shareholders — Basic	$17,876	$23,000	$36,468	$65,179

Weighted-average common shares outstanding — Basic	78,465,361	75,701,045	78,436,452	77,234,869

Earnings per common share — Basic	$0.23	$0.30	$0.46	$0.84

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2011

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2010		2011		2010		2011
Earnings per share — Diluted:
Net income	$18,139		$23,309		$37,018		$65,986
Less: Distributed and undistributed earnings allocated to restricted common shares (a)	(263)		(309)		(550)		(807)

Earnings available to common shareholders — Diluted	$17,876		$23,000		$36,468		$65,179

Weighted-average common shares outstanding — Basic	78,465,361		75,701,045		78,436,452		77,234,869
Effect of dilutive shares	—	(b)	—	(b)	—	(b)	—	(b)

Weighted-average common shares outstanding — Diluted	78,465,361		75,701,045		78,436,452		77,234,869

Earnings per common share — Diluted	$0.23		$0.30		$0.46		$0.84

(a)   For the three months ended June 30, 2010 and 2011, distributed and undistributed earnings allocated to restricted shares is 1.45% and 1.33%, respectively, of net income. For the six months ended June 30, 2010 and 2011, distributed and undistributed earnings to restricted shares is 1.48% and 1.22%, respectively, of net income. The amount of restricted share forfeitures for all periods present is immaterial to the allocation of distributed and undistributed earnings.

(b) For the three and six months ended June 30, 2010 and 2011, we have no dilutive shares.
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
     The sources of income from continuing operations before income taxes for the three and six months ended June 30, 2010 and 2011 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
U.S. operations	$487	$389	$1,022	$823
Non-U.S. operations	19,167	24,455	39,846	69,967

Total	$19,654	$24,844	$40,868	$70,790

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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2011
     Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
Notional U.S. federal income tax expense at the statutory rate	$6,879	$8,696	$14,304	$24,777
U.S. state and local income tax, net	30	24	61	48
Non-U.S. operations:
Bermuda	(3,788)	(4,239)	(8,170)	(16,235)
Ireland	(1,621)	(1,850)	(3,204)	(2,921)
Other tax jurisdictions	(14)	(1,121)	(19)	(1,643)
Non-deductible expenses in the U.S.	36	31	890	788
Other	(7)	(6)	(12)	(10)

Provision for income taxes	$1,515	$1,535	$3,850	$4,804

Note 10. Interest, Net
     The following table shows the components of interest, net:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities(1)	$35,348	$46,413	$70,946	$87,691
Hedge ineffectiveness (gains) losses	902	(123)	1,769	(598)
Amortization of interest rate derivatives related to deferred losses (2)	1,770	5,391	4,074	8,226
Amortization of deferred financing fees(3)	2,956	5,889	5,760	9,417

Interest Expense	40,976	57,570	82,549	104,736
Less interest income	(30)	(99)	(40)	(260)
Less capitalized interest	(780)	(1,578)	(1,384)	(2,964)

Interest, net	$40,166	$55,893	$81,125	$101,512

(1)	For the three and six months ended June 30, 2011, includes the loan termination fee of $3,196 related to an aircraft sold in June 2011.

(2)	For the three and six months ended June 30, 2011, includes accelerated amortization of deferred hedge losses in the amount of $1,839 related to an aircraft sold in June 2011.

(3)	For the three and six months ended June 30, 2011, includes the write-off of deferred financing fees of $2,456 related to an aircraft sold in June 2011.
Note 11. Commitments and Contingencies
     On June 20, 2007, we entered into an acquisition agreement (the “Airbus A330 Agreement”), under which we agreed to acquire new A330 aircraft (the “New A330 Aircraft”), from Airbus S.A.S. At June 30, 2011, we had five New A330 Aircraft remaining to be delivered, two of which were delivered in July 2011, two of which are scheduled for delivery in the second half of 2011 and one of which is scheduled for delivery in 2012. In addition, at June 30, 2011, we committed to acquire approximately $43,300 of aircraft which we expect to take delivery of in the second half of 2011.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2011
     Committed amounts to acquire, convert, and modify aircraft including, where applicable, our estimate of adjustments for configuration changes, engine acquisition costs, contractual price escalations and other adjustments, net of amounts already paid, are approximately $291,006 in 2011 and $72,268 in 2012.
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
     We held the following interest rate derivatives as of June 30, 2011:

Derivative Assets
Future
	Current			Maximum
	Notional	Effective	Maturity	Notional	Floating	Fixed	Balance Sheet
Hedged Item	Amount	Date	Date	Amount	Rate	Rate	Location	Fair Value
Interest rate derivatives not designated as cash flow hedges:

ECA Term Financing for New A330 Aircraft (1)	$—	Jul-11	Jul-23	$ 67,000	3M LIBOR	4.0%	Other assets	$—

(1)	This swaption expired on July 13, 2011

	Derivative Liabilities
				Future
	Current			Maximum
	Notional	Effective	Maturity	Notional	Floating	Fixed	Balance Sheet
Hedged Item	Amount	Date	Date	Amount	Rate	Rate	Location	Fair Value
Interest rate derivatives designated as cash flow hedges:

Securitization No. 1	$413,317	Jun-06	Jun-16	$413,317	1M LIBOR	5.78%	Fair value of	$ 55,516
					+ 0.27%		derivative
							liabilities

Securitization No. 2	972,340	Jun-07	Jun-12	972,340	1M LIBOR	5.25%	Fair value of	44,613
						to	derivative
						5.36%	liabilities

Term Financing No. 1(1)	560,755	Jun-08	May-13	560,755	1M LIBOR	4.04%	Fair value of	32,978
							derivative
							liabilities

Term Financing No. 1(1)	—	May-13	May-15	477,838	1M LIBOR	5.31%	Fair value of	21,548
							derivative
							liabilities

Total interest rate derivatives	$1,946,412			$2,424,250				$154,655

(1)	The interest payments related to Term Financing No. 1 are being hedged by two consecutive interest rate derivatives. When the first matures in May 2013, the next becomes effective.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2011
     The weighted average interest pay rate of these derivatives at December 31, 2010 and June 30, 2011 was 5.01% and 5.04%, respectively.
     For the six months ended June 30, 2011, the amount of loss reclassified from accumulated other comprehensive income (“OCI”) into interest expense related to net interest settlements on active interest rate derivatives was $45,705. The amount of loss expected to be reclassified from OCI into interest expense over the next 12 months related to net interest settlements on active interest rate derivatives is $84,155.
     Our interest rate derivatives involve counterparty credit risk. As of June 30, 2011, our interest rate derivatives are held with the following counterparties: JP Morgan Chase Bank NA, Citibank Canada NA and HSH Nordbank AG. All of our counterparties or guarantors of these counterparties are considered investment grade (senior unsecured ratings of A3 or above) by Moody’s Investors Service. All are also considered investment grade (long-term foreign issuer ratings of A or above) by Standard and Poor’s except HSH Nordbank AG which is not rated. We do not anticipate that any of these counterparties will fail to meet their obligations.
     In addition to the derivative liability above, another component of the fair value of our interest rate derivatives is accrued interest. As of June 30, 2011, accrued interest payable included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheet was $5,413 related to interest rate derivatives designated as cash flow hedges.
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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2011
     Following is the effect of interest rate derivatives on the statement of financial performance for the six months ended June 30, 2011:

Effective Portion				Ineffective Portion
	Amount of		Amount of		Amount of
Derivatives in	Gain or (Loss)	Location of	Gain or (Loss)		Gain or (Loss)
ASC 815	Recognized in	Gain or (Loss)	Reclassified from	Location of	Recognized in
Cash Flow	OCI on	Reclassified from	Accumulated OCI	Gain or (Loss)	Income on
Hedging	Derivative	Accumulated	into Income	Recognized in	Derivative
Relationships	(a)	OCI into Income	(b)	Income on Derivative	(c)
Interest rate derivatives	$ (20,857)	Interest expense	$ (51,283)	Interest expense	$ (469)

(a)	This represents the change in fair market value of our interest rate derivatives since year end, net of taxes, offset by the amount of actual cash paid related to the net settlements of the interest rate derivatives for each of the six months ended June 30, 2011.

(b)	This represents the amount of actual cash paid, net of taxes, related to the net settlements of the interest rate derivatives for each of the six months ended June 30, 2011 plus any effective amortization of net deferred interest rate derivative losses.

(c)	This represents both realized and unrealized ineffectiveness incurred during the six months ended June 30, 2011.

Amount of Gain
	Location of Gain	or (Loss)
	or (Loss)	Recognized in
Derivatives Not Designated as	Recognized in Income	Income on
Hedging Instruments under ASC 815	On Derivative	Derivative
Interest rate derivatives	Other income (expense)	$(616)
     The following table summarizes the deferred (gains) and losses and related amortization into interest expense for our terminated interest rate derivative contracts for the six months ended June 30, 2010 and 2011:

								Amount of Deferred
								(Gain) or Loss
								Amortized		Amount of
								(including Accelerated		Deferred
								Amortization) into		(Gain) or Loss
	Original					Deferred	Unamortized	Interest Expense for		Expected to be
	Maximum			Fixed		(Gain) or	Deferred (Gain) or	the Six Months Ended		Amortized
	Notional	Effective	Maturity	Rate	Termination	Loss Upon	Loss at	June 30,		over the Next
Hedged Item	Amount	Date	Date	%	Date	Termination	June 30, 2011	2010	2011	Twelve Months
Securitization No. 1	$400,000	Dec-05	Aug-10	4.61	Jun-06	$(12,968)	$ —	$(1,480)	$—	$ —

Securitization No. 1	200,000	Dec-05	Dec-10	5.03	Jun-06	(2,541)	—	(106)	—	—

Securitization No. 2	500,000	Mar-06	Mar-11	5.07	Jun-07	(2,687)	—	(345)	(122)	—

Securitization No. 2	200,000	Jan-07	Aug-12	5.06	Jun-07	(1,850)	(355)	(178)	(168)	(324)

Securitization No. 2	410,000	Feb-07	Apr-17	5.14	Jun-07	(3,119)	(1,489)	(185)	(174)	(353)

Term Financing No. 1	150,000	Jul-07	Dec-17	5.14	Mar-08	15,281	8,578	976	907	1,710

Term Financing No. 1	440,000	Jun-07	Feb-13	4.88	Partial — Mar-08 Full — Jun-08	26,281	7,697	2,844	2,643	4,984

Term Financing No. 1	248,000	Aug-07	May-13	5.33	Jun-08	9,888	2,853	1,472	837	1,570

2010-1 Notes	360,000	Jan-08	Feb-19	5.16	Partial — Jun-08 Full — Oct-08	23,077	9,423	1,076	747	988

ECA Term Financing for New A330 Aircraft	238,000	Jan-11	Apr-16	5.23	Dec-08	19,430	15,907	—	2,525 (1)	3,895

ECA Term Financing for New A330 Aircraft	231,000	Apr-10	Oct-15	5.17	Partial — Jun-08 Full — Dec-08	15,310	10,701	—	1,031	3,152

ECA Term Financing for New A330 Aircraft	238,000	Jul-11	Sep-16	5.27	Dec-08	17,254	15,969	—	—	1,838

Total						$103,356	$ 69,284	$4,074	$8,226	$ 17,460

(1)	Includes accelerated amortization of deferred losses in the amount of $1,839 related to an aircraft sold during the period.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2011
     For the six months ended June 30, 2011, the amount of deferred net loss (including $1,847 of accelerated amortization) reclassified from OCI into interest expense related to our terminated interest rate derivatives was $8,226. The amount of deferred net loss expected to be reclassified from OCI into interest expense over the next 12 months related to our terminated interest rate derivatives is $17,460. Over the next twelve months, we expect the amortization of deferred net losses to increase as the gains on Securitizations No. 1 and No. 2 are either fully amortized or will be in the near future and the losses on the forward starting A330 swaps begin to amortize as we take delivery of these aircraft.
          The following table summarizes amounts charged directly to the consolidated statement of income for the three and six months ended June 30, 2010 and 2011, respectively, related to our interest rate derivatives:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
Interest Expense:
Hedge ineffectiveness (gains) losses	$902	$(123)	$1,769	$(598)

Amortization:
Accelerated amortization of deferred losses(1)	6	1,847	453	1,847
Amortization of deferred losses	1,764	3,544	3,621	6,379

Total Amortization	1,770	5,391	4,074	8,226

Total charged to interest expense	$2,672	$5,268	$5,843	$7,628

Other Income (Expense):
Mark to market gains (losses) on undesignated interest rate derivatives	$(176)	$(257)	$(546)	$(616)

Total charged to other income (expense)	$(176)	$(257)	$(546)	$(616)

(1)	Includes accelerated amortization of deferred losses in the amount of $1,839 related to an aircraft sold during the three and six months ended June 30, 2011.
Note 13. Other Assets
     The following table describes the principal components of other assets on our consolidated balance sheet as of:

	December 31,	June 30,
	2010	2011
Deferred debt issuance costs, net of amortization of $43,826 and $49,533, respectively	$30,045	$32,134
Deferred federal income tax asset	11,905	11,941
Lease incentives and lease premiums, net of amortization of $26,749 and $15,318, respectively	9,115	11,087
Other assets	14,492	19,367

Total other assets	$65,557	$74,529

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2011
Note 14. Accounts Payable, Accrued Expenses and Other Liabilities
     The following table describes the principal components of accounts payable, accrued expenses and other liabilities recorded on our consolidated balance sheet as of:

	December 31,	June 30,
	2010	2011
Accounts payable and accrued expenses	$32,145	$33,165
Deferred federal income tax liability	24,114	27,390
Accrued interest payable	20,211	20,344

Total accounts payable, accrued expenses and other liabilities	$76,470	$80,899

Note 15. Accumulated Other Comprehensive Income (Loss)
     Accumulated other comprehensive income (loss) includes the changes in the fair value of derivatives, reclassification into earnings of amounts previously deferred relating to our derivative financial instruments and the change in unrealized appreciation of debt securities. Total accumulated other comprehensive income (loss) for the three and six months ended June 30, 2010 and 2011 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
Net income	$18,139	$23,309	$37,018	$65,986
Net change in fair value of derivatives, net of tax expense of $197 and $128 for the three months ended, and $280 and $528 for the six months ended, June 30, 2010 and 2011, respectively	(21,227)	578	(29,825)	24,046
Derivative loss reclassified into earnings	1,770	5,391	4,074	8,226

Total comprehensive income (loss)	$(1,318)	$29,278	$11,267	$98,258

     The following table sets forth the components of accumulated other comprehensive income (loss), net of tax where applicable, at December 31, 2010 and June 30, 2011:

Accumulated
Other
Comprehensive
Income (Loss)
December 31, 2010, net of tax benefit of $2,789	$(248,220)
Net change in fair value of derivatives, net of tax expense of $528	24,046
Derivative loss reclassified into earnings	8,226

June 30, 2011	$(215,948)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
WEBSITE AND ACCESS TO COMPANY’S REPORTS
     The Company’s Internet website can be found at www.aircastle.com. Our annual reports on Forms 10-K, quarterly reports on Forms 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, are available free of charge through our website under “Investors — SEC Filings” as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.

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
OVERVIEW
     We are a global company that acquires, leases, and sells high-utility commercial jet aircraft to passenger and cargo airlines throughout the world. High-utility aircraft are generally modern, operationally efficient jets with a large operator base and long useful lives. As of June 30, 2011, our aircraft portfolio consisted of 136 aircraft that were leased to 59 lessees located in 32 countries, and managed through our offices in the United States, Ireland and Singapore. Typically, our aircraft are subject to net operating leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs, although in a majority of cases, we are obligated to pay a portion of specified maintenance or modification costs. From time to time, we also make investments in other aviation assets. Our revenues and income from continuing operations for the three and six months ended June 30, 2011 were $148.8 million and $23.3 million and $306.8 million and $66.0 million, respectively.
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
     Thus far in 2011, air traffic data have continued to demonstrate improvement in both the passenger and cargo markets, with passenger and cargo traffic demand increasing by 8.0% and 1.7%, respectively, for the first six months of 2011 as compared to the same period in 2010, according to the International Air Transport Association, although they observed there was a slight softening of demand in June. In particular, the effects of the Tsunami in Japan on the electronics and automotive industries’ supply chains and a slowing of growth in some leading economies have been key factors in a slowdown in the cargo markets. The longer term trends are, nevertheless, encouraging and we believe that passenger and cargo traffic will likely increase further as the global economic recovery continues and, as a result, we expect that demand for high-utility aircraft will continue to strengthen gradually. There are, however, significant regional variations and airlines operating primarily in areas with slower economic growth, such as Europe, or with political instability, such as North Africa and the Middle East, may see more modest growth. Nonetheless, for the long-term basis, we believe the market will be driven, to a large extent, by expansion of emerging market economies and rising levels of per capita air travel in those markets.
     We intend to pay regular quarterly dividends to our shareholders. On March 8, 2011, our board of directors declared a regular quarterly dividend of $0.10 per common share, or an aggregate of $7.9 million, for the three months ended March 31, 2011, which was paid on April 15, 2011 to holders of record on March 31, 2011. On June 27, 2011, our board of directors declared a regular quarterly dividend of $0.125 per common share, or an aggregate of $9.4 million, for the three months ended June 30, 2011, which was paid on July 15, 2011 to holders of record on July 7, 2011. These dividends may not be indicative of the amount of any future dividends.
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
2011 Lease Expirations and Lease Placements
•	Lease expirations and terminations — placements. In early 2011 we had 11 aircraft with scheduled lease expirations during the year. During the course of 2011 we have had an additional eight aircraft to place, due to early lease terminations or acquisitions of off-lease aircraft. Of these 19 aircraft, we have new leases, lease extensions or sale commitments executed for 17 aircraft, and currently have two that we are marketing for lease or sale in 2011. These two aircraft represent less than one percent of our net book value of flight equipment held for lease at June 30, 2011.

•	Aircraft acquisitions — placements. At January 1, 2011, we were scheduled to take delivery of seven of the New A330 Aircraft in 2011, with one of these aircraft committed for lease to an affiliate of the HNA Group, and the remaining six of these aircraft committed for lease to South African Airways (PTY) LTD, or SAA. The first three aircraft committed for lease to SAA were delivered in the first half of 2011. In July 2011, we delivered an additional New A330 Aircraft to SAA and one freighter-configured New A330 Aircraft to an affiliate of the HNA Group. In addition:
•	In April 2011, we acquired an off-lease Boeing Model 747-400 passenger aircraft and we inducted the aircraft into a freighter conversion modification program, a process we expect to complete in late 2011 or early 2012. We have a letter of intent for lease of this aircraft upon completion of the conversion.

•	We have a commitment to acquire an off-lease Boeing Model 747-400 passenger aircraft and have executed an agreement for the conversion of this aircraft into freighter configuration, which we expect to complete in early 2012. We have a commitment to lease this aircraft upon completion of the freighter conversion process.
2012 Lease Expirations and Lease Placements
•	Scheduled Lease expirations — placements. In early 2011, we had 24 aircraft with scheduled lease expirations in 2012. During the course of 2011, we have executed lease extensions for seven aircraft and currently have 17 aircraft that we are marketing for sale or lease in 2012. The seven aircraft for which we have lease extensions represent 43% of the net book value of the 24 aircraft that had scheduled lease expirations in 2012. Those 24 aircraft represented 16% of our total net book value at June 30, 2011.

•	Aircraft acquisitions — placements. We are scheduled to take delivery of the final New A330 Aircraft in 2012 and we have executed a lease agreement for this aircraft with Virgin Blue Airlines Pty Ltd. In July 2011, we acquired a Boeing Model 747-400 aircraft that is on lease in passenger configuration until the end of the first quarter of 2012. We expect to convert this aircraft into freighter configuration and we are currently marketing the aircraft for lease upon completion of this process, which we expect to occur in the second half of 2012.
2013-2015 Lease Expirations and Lease Placements
•	Scheduled lease expirations — placements. Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in the period 2013-2015 representing the percentage of our net book value of flight equipment held for lease at June 30, 2011 specified below:
•	2013: 26 aircraft, representing 11%;

•	2014: 27 aircraft, representing 15%; and

•	2015: 12 aircraft, representing 5%.
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
Acquisitions and Dispositions
     Thus far in 2011, we have acquired eight aircraft:
•	Five new Airbus Model A330 family aircraft under our acquisition agreement, which we refer to as the Airbus A330 Agreement. Three of these aircraft delivered in the first half of 2011, and two delivered in July 2011.

•	Two Boeing Model 747-400 aircraft in passenger configuration, one off-lease aircraft which we have inducted in a freighter conversion modification program and for which we have a letter of intent for lease upon completion of the conversion in late 2011 or early 2012, and one on-lease aircraft which we expect to be returned to us and to be inducted into freighter conversion in the second quarter of 2012. We are marketing this aircraft for lease for the period after the completion of the freighter conversion process.

•	One Airbus Model A320-200 aircraft on lease to a Chinese airline.
     Our investments in these aircraft acquisitions in 2011 have totaled approximately $485.3 million excluding freighter conversion payments.
     We also have commitments to acquire four aircraft, including:
•	Three New A330 Aircraft, two of which are expected to deliver later in the second half of 2011 and one is expected to deliver in the first half of 2012.

•	One off-lease Boeing Model 747-400 aircraft in passenger configuration, which we plan to induct into a freighter conversion modification program late in 2011 and for which we have a commitment to lease upon completion of the conversion, expected in the first quarter of 2012.
     These commitments total approximately $286.6 million.
     We sold six aircraft in 2011, four Boeing Model 737-400SF aircraft, one Boeing Model 737-500 aircraft and one Airbus Model A330-200 aircraft, for an aggregate sales price of approximately $165.2 million.
     The following table sets forth certain information with respect to the aircraft owned by us as of June 30, 2011:
AIRCASTLE AIRCRAFT INFORMATION (Dollars in millions)

Owned
Aircraft as of
June 30, 2011(1)
Flight Equipment Held for Lease	$ 4,100
Number of Aircraft	136
Latest Generation Aircraft (Percentage of Total Aircraft)	92%
Number of Lessees	59
Number of Countries	32
Weighted Average Age — Passenger (years)(2)	11.5
Weighted Average Age — Freighter (years)(2)	9.7
Weighted Average Age — Combined (years)(2)	10.9
Weighted Average Remaining Passenger Lease Term (years)(3)	3.9
Weighted Average Remaining Cargo Lease Term (years)(3)	6.9
Weighted Average Remaining Combined Lease Term (years)(3)	4.8
Weighted Average Fleet Utilization for the three months ended June 30, 2011(4)	98%
Weighted Average Fleet Utilization for the six months ended June 30, 2011 (4)	98%

(1)	Calculated using net book value as of June 30, 2011.

(2)	Weighted average age (years) by net book value.

(3)	Weighted average remaining lease term (years) by net book value.

(4)	Aircraft on-lease days as a percent of total days in period weighted by net book value, excluding aircraft in freighter conversion.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of
	June 30, 2011
	Number of	% of Net
	Aircraft	Book Value
Aircraft Type
Passenger:
Narrowbody	84	39%
Midbody	29	28%
Widebody	1	2%

Total Passenger	114	69%
Freighter	22	31%

Total	136	100%

Manufacturer
Boeing	85	57%
Airbus	51	43%

Total	136	100%

Regional Diversification
Europe	64	44%
Asia	32	24%
North America	14	10%
Latin America	10	6%
Middle East and Africa	8	14%
Off-lease(1)	8	2%

Total	136	100%

(1)	Includes one Boeing Model 747-400 aircraft being converted from passenger to freighter configuration and for which we have a letter of intent for lease upon completion of the conversion with a customer in North America; four Airbus Model A320-200 aircraft, three of which we have leased or are subject to lease commitments with customers in Asia and Europe and one of which is being marketed for lease or sale; and three Boeing Model 737 classic aircraft, one of which we have leased to a customer in Asia, one of which was sold in August 2011 and one of which is being marketed for lease or sale.
     Our owned aircraft portfolio as of June 30, 2011 is listed in Exhibit 99.1 to this report. We consider approximately 92% of the total aircraft and 94% of the freighters we owned as of June 30, 2011 to be the most current technology for the relevant airframe and engine type and airframe size, as listed under the headings “Latest Generation Narrowbody Aircraft,” “Latest Generation Midbody Aircraft,” “Latest Generation Widebody Aircraft” and “Latest Generation Widebody Freighter Aircraft” in Exhibit 99.1 to this report.
     Of our owned aircraft portfolio as of June 30, 2011, $3.5 billion, representing 116 aircraft and 85% of the net book value of our aircraft, was encumbered by secured debt financings, and $0.6 billion, representing 20 aircraft and 15% of the net book value of our aircraft, was unencumbered by secured debt financings.

     Our largest customer represents less than 7% of the net book value of flight equipment held for lease at June 30, 2011. Our top 15 customers for aircraft we owned at June 30, 2011, representing 69 aircraft and 64% of the net book value of flight equipment held for lease, are as follows:

			Number of
Percent of Net Book Value	Customer	Country	Aircraft
Greater than 6% per customer	South African Airways (1)	South Africa	3
	Emirates	United Arab Emirates	2

3% to 6% per customer	Martinair (2)	Netherlands	5
	HNA Group (3)	China	8
	China Eastern Airlines (4)	China	10
	US Airways	USA	8
	SriLankan Airlines	Sri Lanka	5
	Airbridge Cargo (5)	Russia	2
	Iberia Airlines	Spain	6
	GOL (6)	Brazil	6
	KLM (2)	Netherlands	1

Less than 3% per customer	World Airways	USA	2
	Icelandair (7)	Iceland	5
	Korean Air	South Korea	2
	Cimber	Denmark	4

(1)	In July 2011, we delivered one additional Airbus A330-200 passenger aircraft on lease to South African Airways.

(2)	Martinair is a wholly owned subsidiary of KLM. Although KLM does not guarantee Martinair’s obligations under the relevant lease, if combined, the two, together with two other affiliated customers, represent 11% of flight equipment held for lease.

(3)	Eight aircraft on lease to affiliates of the HNA Group, although the HNA Group does not guarantee the leases.

(4)	Includes the aircraft leased to Shanghai Airlines, which was recently acquired by China Eastern Airlines and to China Cargo Airlines. China Eastern Airlines does not guarantee the obligations of the aircraft we lease to Shanghai Airlines or China Cargo Airlines.

(5)	Guaranteed by Volga-Dnepr.

(6)	GOL has guaranteed the obligations of an affiliate, VRG Linhas Aereas, and accordingly, the two are shown combined in the above table.

(7)	Icelandair Group hf, the parent company of Icelandair, has guaranteed the obligations of an affiliate, SmartLynx, and accordingly, the two are shown combined in the above table.
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
RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2010 to the three months ended June 30, 2011:

	Three Months Ended
	June 30,
	2010	2011
	(Dollars in thousands)
Revenues:
Lease rental revenue	$128,133	$143,355
Amortization of net lease discounts and lease incentives	(4,909)	(3,030)
Maintenance revenue	6,836	8,162

Total lease rentals	130,060	148,487
Other revenue	124	351

Total revenues	130,184	148,838

Expenses:
Depreciation	54,424	58,576
Interest, net	40,166	55,893
Selling, general and administrative	11,036	11,578
Impairment of aircraft	—	5,200
Maintenance and other costs	3,437	3,369

Total operating expenses	109,063	134,616

Other income (expense):
Gain (loss) on sale of flight equipment	(1,291)	10,299
Other income (expense)	(176)	323

Total other income (expense)	(1,467)	10,622

Income from continuing operations before income taxes	19,654	24,844
Income tax provision	1,515	1,535

Net income	$18,139	$23,309

Revenues:
     Total revenues increased by 14.3% or $18.7 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, primarily as a result of the following:
     Lease rental revenue. The increase in lease rental revenue of $15.2 million for the three months ended June 30, 2011 as compared to the same period in 2010 was primarily the result of:
•	$22.3 million of revenue from four aircraft purchased in 2011, and the full quarter revenue of eight aircraft purchased in 2010.
     This increase was offset partially by a decrease in revenue of:
•	$3.8 million due to aircraft sales and disposals; and

•	$3.5 million from the effect of lease terminations.

Amortization of net lease discounts and lease incentives.

	Three Months Ended
	June 30,
	2010	2011
	(Dollars in thousands)
Amortization of lease discounts	$596	$598
Amortization of lease premiums	(77)	(77)
Amortization of lease incentives	(5,428)	(3,551)

Amortization of net lease discounts and lease incentives	$(4,909)	$(3,030)

     As more fully described above under “Revenues”, lease incentives represent our estimated portion of the lessee’s cost for heavy maintenance, overhaul or replacement of certain high-value components which is amortized over the life of the related lease. As we enter into new leases, the amortization of lease incentives generally increases and conversely if a related lease terminates, the related unused lease incentive liability will reduce the amortization of lease incentives. The decrease in amortization of lease incentives of $1.9 million for the three months ended June 30, 2011 as compared to the same period in 2010 primarily resulted from unscheduled lease terminations associated with one aircraft.
     Maintenance revenue.

	Three Months Ended June 30,
	2010		2011
	Dollars		Dollars
	(in thousands)	Number of Leases	(in thousands)	Number of Leases
Unscheduled lease terminations	$—	—	$2,225	1
Scheduled lease terminations	6,836	2	5,937	5

Maintenance revenue	$6,836	2	$8,162	6

     Unscheduled lease terminations. For the three months ended June 30, 2010, we did not record any maintenance revenue from unscheduled lease terminations. Comparatively, for the same period in 2011, we recorded maintenance revenue totaling $2.2 million from unscheduled lease terminations associated with one aircraft returned in 2011. See “Summary of Impairments” below for a detailed discussion of the related impairment charges for certain aircraft.
     Scheduled lease terminations. For the three months ended June 30, 2010, we recorded maintenance revenue from scheduled lease terminations totaling $6.8 million associated with two aircraft. Comparatively, for the same period in 2011, we recorded $5.9 million, primarily associated with maintenance revenue from five scheduled lease terminations.
Operating Expenses:
     Total operating expenses increased by 23.4% or $25.6 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 primarily as a result of the following:
     Depreciation expense increased by $4.2 million for the three months ended June 30, 2011 over the same period in 2010. The net increase is primarily the result of:
•	$6.2 million increase in depreciation for aircraft acquired.
     This increase was offset partially by:
•	a $0.9 million decrease in depreciation for aircraft sold.

Interest, net consisted of the following:

	Three Months Ended
	June 30,
	2010	2011
	(Dollars in thousands)
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$35,348	$46,413
Hedge ineffectiveness (gains) losses	902	(123)
Amortization of interest rate derivatives related to deferred losses	1,770	5,391
Amortization of deferred financing fees and notes discount	2,956	5,889

Interest Expense	40,976	57,570
Less interest income	(30)	(99)
Less capitalized interest	(780)	(1,578)

Interest, net	$40,166	$55,893

     Interest, net increased by $15.7 million, or 39.2%, over the three months ended June 30, 2010. The net increase is primarily a result of:
•	a $7.9 million increase in interest on our borrowings due to higher weighted average debt and higher interest cost ($2.76 billion and 6.3% for the three months ended June 30, 2011 as compared to $2.40 billion and 5.9% for the three months ended in June 30, 2010);

•	a $3.2 million loan break fee in connection with the repayment of one of our ECA loans;

•	a $3.6 million increase in the amortization of deferred losses including $1.8 million of accelerated amortization resulting from the repayment of one of our ECA term loans; and

•	a $2.9 million increase in amortization of deferred financing fees primarily due to the repayment of one of our ECA term loans.
These increases were offset partially by:
•	a $1.0 million decrease resulting from changes in measured hedge ineffectiveness due to changes in our debt forecast; and

•	a $0.8 million increase in capitalized interest.
     Selling, general and administrative expenses for the three months ended June 30, 2011 increased slightly over the same period in 2010. Non-cash share based expense was $1.9 million and $1.2 million for the three months ended June 30, 2010 and 2011, respectively.
     Impairment of aircraft was $5.2 million during the three months ended June 30, 2011 which related to a Boeing Model 737-400 aircraft which we repossessed following termination of the lease agreement. See “Summary of Impairments” below for a detailed discussion of the related impairment charge for this aircraft. We did not record any impairment of aircraft during the three months ended June 30, 2010.
     Maintenance and other costs of $3.4 million for the three months ended June 30, 2011 remained flat over the same period in 2010.
Other income (expense):
     Total other income for the three months ended June 30, 2011 was $10.6 million as compared to $1.5 million of expense for the same period in 2010. The increase is primarily a result of an $11.6 million increase in the gain on sale of aircraft.

Income Tax Provision:
     Our provision for income taxes for the three months ended June 30, 2010 and 2011 was $1.5 million and $1.5 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland and the United States. The income tax provision remained flat as compared to the same period in 2010 as a result of income from jurisdictions that impose income taxes, primarily the United States and Ireland, remained relatively constant in both periods.
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
Other comprehensive income

	Three Months Ended
	June 30,
	2010	2011
	(Dollars in thousands)
Net income	$18,139	$23,309
Net change in fair value of derivatives, net of tax benefit of $197 and tax expense of $128, respectively	(21,227)	578
Derivative loss reclassified into earnings	1,770	5,391

Total comprehensive income (loss)	$(1,318)	$29,278

     Other comprehensive income was $29.3 million for the three months ended June 30, 2011, an increase of $30.6 million from the $1.3 million of other comprehensive loss for the three months ended June 30, 2010. Other comprehensive income for the three months ended June 30, 2011 primarily consisted of:
•	$23.3 million of net income;

•	$0.6 million gain from a change in fair value of interest rate derivatives, net of taxes which is due primarily to net settlements for the three months ended June 30, 2011 partially offset by a downward shift in the 1 Month LIBOR forward curve; and

•	$5.4 million of amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.
     Other comprehensive loss for the three months ended June 30, 2010 primarily consisted of:
•	$18.1 million of net income;

•	$21.2 million loss from a change in fair value of interest rate derivatives, net of taxes due primarily to a downward shift in the 1 Month LIBOR forward curve offset by net settlements for the three months ended June 30, 2010; and

•	$1.8 million of amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.

Comparison of the six months ended June 30, 2010 to the six months ended June 30, 2011:

	Six Months Ended
	June 30,
	2010	2011
	(Dollars in thousands)
Revenues:
Lease rental revenue	$258,255	$284,471
Amortization of net lease discounts and lease incentives	(9,754)	(6,132)
Maintenance revenue	12,090	25,006

Total lease rentals	260,591	303,345
Other revenue	154	3,407

Total revenues	260,745	306,752

Expenses:
Depreciation	108,569	118,167
Interest, net	81,125	101,512
Selling, general and administrative	22,709	24,109
Impairment of aircraft	—	5,200
Maintenance and other costs	5,637	6,899

Total operating expenses	218,040	255,887

Other income (expense):
Gain (loss) on sale of flight equipment	(1,291)	19,961
Other income (expense)	(546)	(36)

Total other income (expense)	(1,837)	19,925

Income from continuing operations before income taxes	40,868	70,790
Income tax provision	3,850	4,804

Net income	$37,018	$65,986

Revenues:
     Total revenues increased by 17.6% or $46.0 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, primarily as a result of the following:
     Lease rental revenue. The increase in lease rental revenue of $26.2 million for the six months ended June 30, 2011 as compared to the same period in 2010 was primarily the result of:
•	$40.3 million of revenue from three new aircraft and one mid-aged aircraft purchased in 2011, and the full six months of revenue of two new aircraft and eight mid-aged aircraft purchased in 2010.
     This increase was offset partially by a decrease in revenue of:
•	$6.9 million due to aircraft sales and disposals;

•	$5.5 million from the effect of lease terminations and other changes; and

•	$1.7 million due to lease extensions and transitions at lower rentals.
     Amortization of net lease discounts and lease incentives.

	Six Months Ended
	June 30,
	2010	2011
	(Dollars in thousands)
Amortization of lease discounts	$1,255	$1,194
Amortization of lease premiums	(214)	(153)
Amortization of lease incentives	(10,795)	(7,173)

Amortization of net lease discounts and lease incentives	$(9,754)	$(6,132)

     As more fully described above under “Revenues”, lease incentives represent our estimated portion of the lessee’s cost for heavy maintenance, overhaul or replacement of certain high-value components which is amortized over the life of the related lease. As we enter into new leases, the amortization of lease incentives generally increases and conversely if a related lease terminates, the related unused lease incentive liability will reduce the amortization of lease incentives. The decrease in amortization of lease incentives of $3.6 million for the six months ended June 30, 2011 as compared to the same period in 2010 primarily resulted from unscheduled lease terminations associated with five aircraft.
     Maintenance revenue.

	Six Months Ended June 30,
	2010		2011
	Dollars		Dollars
	(in thousands)	Number of Leases	(in thousands)	Number of Leases
Unscheduled lease terminations	$582	1	$15,257	6
Scheduled lease terminations	11,508	3	9,749	5

Maintenance revenue	$12,090	4	$25,006	11

     Unscheduled lease terminations. For the six months ended June 30, 2010, we recorded maintenance revenue in the amount of $0.6 million from unscheduled lease terminations associated with one aircraft. Comparatively, for the same period in 2011, we recorded maintenance revenue totaling $15.3 million from unscheduled lease terminations primarily associated with six aircraft returned in 2011. See “Summary of Impairments” below for a detailed discussion of the related impairment charges for certain aircraft.
     Scheduled lease terminations. For the six months ended June 30, 2010, we recorded maintenance revenue from scheduled lease terminations totaling $11.5 million associated with three aircraft. Comparatively, for the same period in 2011, we recorded $9.7 million, primarily associated with maintenance revenue from five scheduled lease terminations.
     Other revenue was $3.4 million during the six months ended June 30, 2011, which was primarily due to additional fees paid by lessees in connection with early termination of four leases. We did not receive any similar fees from early lease terminations in the six months ended June 30, 2010.
Operating Expenses:
     Total operating expenses increased by 17.4% or $37.8 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 primarily as a result of the following:
     Depreciation expense increased by $9.6 million for the six months ended June 30, 2011 over the same period in 2010. The net increase is primarily the result of:
•	$11.1 million increase in depreciation for aircraft acquired.
     This increase was offset partially by:
•	a $1.4 million decrease in depreciation for aircraft sold.

Interest, net consisted of the following:

	Six Months Ended
	June 30,
	2010	2011
	(Dollars in thousands)
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$70,946	$87,691
Hedge ineffectiveness (gains) losses	1,769	(598)
Amortization of interest rate derivatives related to deferred losses	4,074	8,226
Amortization of deferred financing fees and notes discount	5,760	9,417

Interest Expense	82,549	104,736
Less interest income	(40)	(260)
Less capitalized interest	(1,384)	(2,964)

Interest, net	$81,125	$101,512

     Interest, net increased by $20.4 million, or 25.1%, over the six months ended June 30, 2010. The net increase is primarily a result of:
•	a $13.5 million increase in interest on our borrowings due to higher weighted average debt and higher interest cost ($2.74 billion and 6.2% for the six months ended June 30, 2011 as compared to $2.43 billion and 5.9% for the six months ended in June 30, 2010);

•	a $3.2 million loan break fee in connection with the repayment of one of our ECA loans;

•	a $4.2 million increase in the amortization of deferred losses including $1.8 million of accelerated amortization resulting from the repayment of one of our ECA term loans and;

•	a $3.7 million increase in amortization of deferred financing fees primarily due to the repayment of one of our ECA term loans.
These increases were offset partially by:
•	a $2.4 million decrease resulting from changes in measured hedge ineffectiveness due to changes in our debt forecast; and

•	a $1.6 million increase in capitalized interest.
     Selling, general and administrative expenses for the six months ended June 30, 2011 increased slightly over the same period in 2010. Non-cash share based expense was $3.7 million and $3.1 million for the six months ended June 30, 2010 and 2011, respectively.
     Impairment of aircraft was $5.2 million during the six months ended June 30, 2011 which related to a Boeing Model 737-400 aircraft which we repossessed following termination of the lease agreement. See “Summary of Impairments” below for a detailed discussion of the related impairment charge for this aircraft. We did not record any impairment of aircraft during the six months ended June 30, 2010.
     Maintenance and other costs were $6.9 million for the six months ended June 30, 2011, an increase of $1.3 million over the same period in 2010. The net increase is primarily an increase in aircraft maintenance and other transitions costs relating to unscheduled lease terminations for four aircraft returned to us in the first quarter of 2011.
Other income (expense):
     Total other income for the six months ended June 30, 2011 was $19.9 million as compared to $1.8 million of expense for the same period in 2010. The increase is primarily a result of a $21.3 million increase in the gain on sale of aircraft.

Income Tax Provision:
     Our provision for income taxes for the six months ended June 30, 2010 and 2011 was $3.9 million and $4.8 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland and the United States. The increase in our income tax provision of approximately $1.0 million for the six months ended June 30, 2011 as compared to the same period in 2010 was attributable to an increase in operating income subject to tax in the U.S. and Ireland.
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
Other comprehensive income

	Six Months Ended
	June 30,
	2010	2011
	(Dollars in thousands)
Net income	$37,018	$65,986
Net change in fair value of derivatives, net of tax benefit of $280 and tax expense of $528, respectively	(29,825)	24,046
Derivative loss reclassified into earnings	4,074	8,226

Total comprehensive income	$11,267	$98,258

     Other comprehensive income was $98.3 million for the six months ended June 30, 2011, an increase of $87.0 million from the $11.3 million of other comprehensive income for the six months ended June 30, 2010. Other comprehensive income for the six months ended June 30, 2011 primarily consisted of:
•	$66.0 million of net income;

•	$24.0 million gain from a change in fair value of interest rate derivatives, net of taxes which is due primarily to net settlements for the six months ended June 30, 2011 partially offset by a downward shift in the 1 Month LIBOR forward curve; and

•	$8.2 million of amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.
     Other comprehensive income for the six months ended June 30, 2010 primarily consisted of:
•	$37.0 million of net income;

•	$29.8 million loss from a change in fair value of interest rate derivatives, net of taxes due primarily to a downward shift in the 1 Month LIBOR forward curve offset by net settlements for the six months ended June 30, 2010; and

•	$4.1 million of amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.

     The amount of loss expected to be reclassified from accumulated other comprehensive income into interest expense over the next 12 months consists of net interest settlements on active interest rate derivatives in the amount of $84.2 million and the amortization of deferred net losses from terminated interest rate derivatives in the amount of $17.5 million. See “Liquidity and Capital Resources — Hedging” below for more information on deferred net losses as related to terminated interest rate derivatives.
Summary of impairments
     In the three and six months ended June 30, 2011, we recognized an impairment of $5.2 million related to a Boeing Model 737-400 aircraft. The Company recorded $2.3 million of maintenance revenue and reversed $0.9 million of lease incentive accruals related to the terminated lease of this aircraft. We did not record any impairment of aircraft during the three and six months ended June 30, 2010.
     In monitoring the aircraft in our fleet for recoverability, we identify those aircraft that are most susceptible to failing the recoverability assessment and monitor those aircraft more closely, which may result in more frequent recoverability assessments. The recoverability in the value of these aircraft is more sensitive to changes in contractual cash flows, future cash flow estimates and residual values or scrap values for each aircraft. These are typically older aircraft for which lessee demand is declining. As of June 30, 2011, we had identified nine aircraft as being susceptible to failing the recoverability test. These aircraft had a combined net book value of $168.8 million at June 30, 2011. Management believes that the net book value of each of these aircraft is currently supported by the estimated future undiscounted cash flows expected to be generated by each aircraft, and as such, these aircraft are not impaired at June 30, 2011.
RECENT ACCOUNTING PRONOUNCEMENTS
     In August 2010, the Financial Accounting Standards Board (“FASB”) issued an exposure draft, “Leases” (the “Lease ED”), which would replace the existing guidance in the Accounting Standards Codification (“ASC”) 840 (“ASC 840”), Leases. Under the Lease ED, a lessor would be required to adopt a right-of-use model where the lessor would apply one of two approaches to each lease based on whether the lessor retains exposure to significant risks or benefits associated with the underlying asset. In July 2011, the FASB tentatively decided on a new model for lessor accounting that would require a single approach for all leases, with a few exceptions. Under the new model, a lease receivable would be recognized for the lessor’s right to receive lease payments, a portion of the carrying amount of the underlying asset would be allocated between the right of use granted to the lessee and the lessor’s residual value and profit or loss would only be recognized at commencement if it is reasonably assured. Even though the FASB has not completed all of its deliberations, the decisions made to date were sufficiently different from those published in the Lease ED to warrant re-exposure of the revised proposal. The FASB intends to complete its deliberations during the third quarter of 2011 with a view to publishing a revised proposed leases standard shortly thereafter. A final standard may have an effective date no earlier than 2015. When and if the proposed guidance becomes effective, it may have a significant impact on the Company’s consolidated financial statements. Although we believe the presentation of our financial statements, and those of our lessees could change, we do not believe the accounting pronouncement will change the fundamental economic reasons for which the airlines lease aircraft. Therefore, we do not believe it will have a material impact on our business.
     In May 2011, the FASB issued ASU 2011-04 (“ASU 2011-04”), Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs, to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments in this update change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements which include (1) those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, and (2) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurement. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of ASU 2011-04 will not have a material impact on the Company’s consolidated financial statements.
     In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05 (“ASU 2011-05”), Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which gives the option to present the total of comprehensive income either in a single continuous statement of comprehensive net income or in two separate but consecutive statements. In either option, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. If a two statement approach is used, the statement of other comprehensive income should immediately follow the statement of net income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. It also requires the presentation on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 is effective for interim and annual reporting periods beginning after December 15, 2011 and should be applied retrospectively. The adoption of ASU 2011-05 will not have a material impact on the Company’s consolidated financial statements.
LIQUIDITY AND CAPITAL RESOURCES
     Our primary sources of liquidity currently are cash on hand, cash generated by our aircraft leasing operations and loans secured by new aircraft we acquire and unsecured borrowings. Our business is very capital intensive, requiring significant investments in order to expand our fleet during periods of growth and investments in maintenance and improvements on our existing portfolio. Our business also generates a significant amount of cash from operations, primarily from lease rentals and maintenance collections. These sources have historically provided liquidity for these investments and for other uses, including the payment of dividends to our shareholders. In the past, we have also met our liquidity and capital resource needs by utilizing several sources, including:
•	lines of credit, our securitizations, term financings and, more recently, secured borrowings supported by export credit agencies for new aircraft acquisitions;

•	unsecured indebtedness, including an unsecured revolving credit facility and unsecured senior notes;

•	public offerings of common shares; and

•	asset sales.
     Going forward, we expect to continue to seek liquidity from these sources subject to pricing and conditions that we consider satisfactory.
     We have multiple sources of financing available to us including:
•	$698.0 million in financing commitments for our New A330 Aircraft, which we expect to benefit from an ECA guarantee provided by Compagnie Francaise d’Assurance pour le Commerce Exterieur, or COFACE, of which we borrowed $412.9 million as of June 30, 2011, and

•	a $50.0 million senior unsecured revolving credit facility with Citigroup Global Markets Inc., which has a three-year term scheduled to expire in September 2013; we have not yet drawn down on this facility.
     Under the terms of Securitization No. 1 effective June 15, 2011, all cash flows available after expenses and interest will be applied to debt amortization. We expect that debt amortization payments over the next twelve months will be approximately $34.7 million dollars.
     In addition, as of June 30, 2011, we expect capital expenditures and lessee maintenance payment draws on our aircraft portfolio during 2011 to be approximately $130.0 million to $140.0 million, excluding purchase obligation payments, and we expect maintenance collections from lessees on our owned aircraft portfolio to be approximately equal to the expected expenditures and draws over the next twelve months. There can be no assurance that the capital expenditures, our contributions to maintenance events and lessee maintenance payment draws described above will not be greater than expected or that our expected maintenance payment collections or disbursements will equal our current estimates.
     In March 2011, we completed the annual maintenance-adjusted appraisal for the Term Financing No. 1 Portfolio and determined that we are in compliance with the loan to value ratio on the July 2011 payment date.
     In March 2011, the Company’s Board of Directors authorized the repurchase of up to $60 million of the Company’s common shares. In June 2011, the Company’s Board of Directors authorized an increase in the Company’s share repurchase program by up to an additional $30 million in its common shares, for a total of up to $90 million of its common shares in the aggregate. Under the program, the Company may purchase its common shares from time to time in the open market or in privately negotiated transactions. The amount and timing of the purchases will depend on a number of factors including the price and availability of the Company’s common shares, trading volume and general market conditions. The Company may also from time to time establish a trading plan under Rule 10b5-1 of the Exchange Act to facilitate purchases of its common shares under this authorization. At June 30, 2011, we repurchased approximately 4.9 million shares at a total cost of approximately $60.0 million including commissions.
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
Cash Flows

	Six Months Ended
	June 30,
	2010	2011
	(Dollars in thousands)
Net cash flow provided by operating activities	$170,692	$159,711
Net cash flow used in investing activities	(130,035)	(121,462)
Net cash flow used in financing activities	(33,627)	(94,189)
Operating Activities:
     Cash flow from operations was $170.7 million and $159.7 million for the six months ended June 30, 2010 and June 30, 2011, respectively. The decrease in cash flow from operations of approximately $11.0 million for the six months ended June 30, 2011 versus the same period in 2010 was primarily a result of:
•	a $22.3 million increase in cash from lease rentals.

     This increase was offset by:
•	a $15.7 million decrease in cash from other working capital;

•	a $13.5 million increase in cash paid for interest; and

•	a $4.4 million decrease in cash from maintenance revenues.
Investing Activities:
     Cash used in investing activities was $130.0 million and $121.5 million for the six months ended June 30, 2010 and June 30, 2011, respectively. The decrease in cash flow used in investing activities of $8.6 million for the six months ended June 30, 2011 versus the same period in 2010, was primarily a result of:
•	a $140.8 million increase in the acquisition and improvement of flight equipment; and

•	a $2.2 million increase in purchase deposits under our Airbus A330 agreement.
     These increases were offset partially by:
•	a $133.9 million increase in proceeds from the sale of flight equipment; and

•	$17.7 million of higher restricted cash and cash equivalents related to the sale of flight equipment.
Financing Activities:
     Cash used in financing activities was $33.6 million for the six months ended June 30, 2010 as compared to $94.2 million for the six months ended June 30, 2011. The net increase in cash flow used in financing activities of $60.6 million for the six months ended June 30, 2011 versus the same period in 2010 was a result of:
•	$164.6 million of higher financing repayments on our securitizations and term debt financings;

•	$59.7 million of increased repurchases of our common shares;

•	$7.7 million of lower maintenance payments received net of maintenance payments returned; and

•	$9.2 million in additional deferred financing costs.
     The outflows were offset partially by:
•	$173.2 million of higher proceeds from term debt financings; and

•	$7.4 million of higher security deposits received net of security deposits returned.

Debt Obligations
     The following table provides a summary of our secured and unsecured debt financings at June 30, 2011:

					Final
		Outstanding	Number of	Interest	Stated
Debt Obligation	Collateral	Borrowing	Aircraft	Rate(1)	Maturity(2)
		(Dollars in thousands)
Secured Debt Financings:
Securitization No. 1	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	$ 404,231	33	0.46%	06/20/31

Securitization No. 2	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	933,196	50	0.45%	06/14/37

Term Financing No. 1	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	618,951	27	1.94%	05/02/15

ECA Term Financings	Interests in aircraft leases, beneficial interests in aircraft leasing entities and related interests	412,872	6	2.65% to 4.48%	05/27/21 to 05/03/23

A330 PDP Facility	Interests in Airbus A330 Agreement and aircraft leases	19,981		2.77%	12/01/11(3)

Total secured debt financings		2,389,231

Unsecured Debt Financings:
Senior Notes due 2018	None	296,401	—	9.75%	08/01/18

2010 Revolving Credit Facility	None	—	—	—	09/28/13

Total unsecured debt financings		296,401

Total secured and unsecured debt financings		$ 2,685,632

(1)	Reflects floating rate in effect at the most recent applicable reset date, except for the ECA Term Financings and the 2010-1 Notes, which are fixed rate.

(2)	Effective June 2011 for Securitization No. 1, all cash flows available after expenses and interest will be applied to debt amortization. For Securitization No. 2 and Term Financing No. 1, all cash flows available after expenses and interest will be applied to debt amortization, if the debt is not refinanced by June 2012, and May 2013, respectively.

(3)	Reflects the last scheduled delivery month for the five relevant new Airbus A330-200 delivery positions. The final maturity date is the earlier of the aircraft delivery date or nine months after the scheduled delivery month for the last scheduled delivery position.
     The following securitizations and term debt financing structures include liquidity facility commitments described in the table below:

		Available Liquidity
		December 31,	June 30,	Unused	Interest Rate
Facility	Liquidity Facility Provider	2010	2011	Fee	on any Advances
		(Dollars in thousands)
Securitization No. 1	Crédit Agricole Corporate and Investment Bank(1)	$42,000	$42,000	0.45%	1M Libor + 1.00%

Securitization No. 2	HSH Nordbank AG(2)	74,828	69,990	0.50%	1M Libor + 0.75%

Term Financing No. 1	Crédit Agricole Corporate and Investment Bank(3)	12,864	12,379	0.60%	1M Libor + 1.20%

(1)	Following a ratings downgrade with respect to the liquidity facility provider in June 2011, the liquidity facility was drawn and the proceeds, or permitted investments thereof, remain available to provide liquidity if required. Amounts drawn following a ratings downgrade with respect to the liquidity facility provider do not bear interest; however, net investment earnings will be paid to the liquidity facility provider and the unused fee continues to apply.

(2)	Following a ratings downgrade with respect to the liquidity facility provider in May 2009, the liquidity facility was drawn and the proceeds, or permitted investments thereof, remain available to provide liquidity if required. Amounts drawn following a ratings downgrade with respect to the liquidity facility provider do not bear interest; however, net investment earnings will be paid to the liquidity facility provider and the unused fee continues to apply.

(3)	The ratings threshold for the liquidity facility provider under Term Financing No. 1 is lower than the ratings threshold under Securitization No. 1 and, accordingly, the ratings change referred to in footnote (1) above did not trigger a liquidity facility drawing in relation to Term Financing No. 1.
Secured Debt Financings:
Term Financing No. 1
     In March 2011, we completed the annual maintenance-adjusted appraisal for the Term Financing No. 1 Portfolio and determined that we are in compliance with the loan to value ratio on the July 2011 payment date.
ECA Term Financings
     During 2011, we entered into three twelve-year term loans which are supported by guarantees from COFACE for the financing of three new Airbus Model A330-200 aircraft totaling $218.9 million and we repaid in full the outstanding principal balance on one of our ECA term financings in the amount of $61.6 million.
     In July 2011, we entered into two twelve year term loans, one with The Bank of Tokyo — Mitsubishi UFJ, LTD and one with Citibank N.A., both of which are supported by guarantees from COFACE, for the financing of one new Airbus Model A330-200 aircraft and one freighter-configured new Airbus Model A330-200 aircraft in the amounts of $73.5 million and $67.0 million, respectively. The borrowings under these financings bear a fixed rate of interest equal to 3.02% and 3.10%, respectively.
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
Contractual Obligations
     Our contractual obligations consist of principal and interest payments on variable rate liabilities, interest payments on interest rate derivatives, purchase obligations under the Airbus A330 Agreement, other aircraft acquisition agreements and rent payments pursuant to our office leases. Total contractual obligations decreased from $3.82 billion at December 31, 2010 to approximately $3.72 billion at June 30, 2011 due primarily to:
•	principal and interest payments made under our securitizations, term financings and our A330 PDP Facility; and

•	lower variable interest rates and payments made under our purchase obligations.
     These decreases were partially offset by:
•	an increase in borrowings under our ECA Term Financings.

     The following table presents our actual contractual obligations and their payment due dates as of June 30, 2011.

	Payments Due By Period as of June 30, 2011
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars in thousands)
Principal payments:
2010-1 Notes(1)	$300,000	$—	$—	$—	$300,000
Securitization No. 1(2)	404,231	34,739	120,444	133,156	115,892
Securitization No. 2(3)	933,196	57,272	283,384	291,401	301,139
Term Financing No. 1(4)	618,951	47,750	140,085	431,116	—
ECA Term Financings(5)	486,341	33,733	73,671	78,835	300,102
A330 PDP Facility(6)	19,981	19,981	—	—	—

Total principal payments	2,762,700	193,475	617,584	934,508	1,017,133

Interest payments:
Interest payments on debt obligations(7)	386,696	63,167	117,364	94,754	111,411
Interest payments on interest rate derivatives(8)	202,676	90,443	70,369	41,864	—

Total interest payments	589,372	153,610	187,733	136,618	111,411

Office leases(9)	1,978	1,061	691	226	—
Purchase obligations(10)	363,274	363,274	—	—	—

Total	$3,717,324	$711,420	$806,008	$1,071,352	$1,128,544

(1)	Includes scheduled balloon payment on August 1, 2018.

(2)	Effective June 2011, estimated principal payments for this non-recourse financing are based on excess cash flows available from forecasted lease rentals, net maintenance funding and proceeds from asset disposition after the payment of forecasted operating expenses and interest payments, including interest payments on existing swap agreements and policy provider fees.

(3)	For this non-recourse financing, includes principal payments based on amortization schedules so that the loan to assumed aircraft values are held constant through the June 2012 payment date; thereafter, estimated principal payments for this financing are based on excess cash flows available from forecasted lease rentals, net maintenance funding and proceeds from asset disposition after the payment of forecasted operating expenses and interest payments, including interest payments on existing swap agreements and policy provider fees. Payments due in less than one year include repayments of $13.6 million related to contracted sales of two aircraft.

(4)	Includes scheduled principal payments through May 2013, after which all excess cash flow is required to reduce the principal balances of the indebtedness until maturity in May 2015.

(5)	Includes scheduled principal payments based upon fixed rate, 12 year, fully amortizing loans including one aircraft we acquired on July 1, 2011.

(6)	Includes principal payments based upon the scheduled delivery of aircraft. The final maturity date is the earlier of the delivery date or nine months after the scheduled delivery date.

(7)	Future interest payments on variable rate, LIBOR-based debt obligations are estimated using the interest rate in effect at June 30, 2011.

(8)	Future interest payments on derivative financial instruments are estimated using the spread between the floating interest rates and the fixed interest rates in effect at June 30, 2011.

(9)	Represents contractual payment obligations for our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.

(10)	At June 30, 2011, we had aircraft purchase agreements and freighter conversion agreements, including the acquisition of five New A330 Aircraft from Airbus.
Capital Expenditures
     We make capital expenditures from time to time in connection with improvements made to our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the six months ended June 30, 2010 and 2011, we incurred a total of $31.1 million and $13.6 million, respectively, of capital expenditures (including lease incentives) related to the acquisition and improvement of aircraft.
     As of June 30, 2011, the weighted average age (by net book value) of our aircraft was approximately 10.9 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Under our leases, the lessee is primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement. At June 30, 2011, we had $320.7 million of maintenance reserves as a liability on our balance sheet. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.
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
Off-Balance Sheet Arrangements
     We did not have any off-balance sheet arrangements as of June 30, 2011.
Foreign Currency Risk and Foreign Operations
     At June 30, 2011, all of our leases are payable to us in U.S. dollars. However, we incur Euro and Singapore dollar-denominated expenses in connection with our subsidiary in Ireland and branch office in Singapore. As of June 30, 2011, 12 of our 77 employees were based in Ireland, three employees were based in Singapore and one employee was based in the United Kingdom. For the six months ended June 30, 2011, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated approximately $4.7 million in U.S. dollar equivalents and represented approximately 19.7% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, it is likely that our international operations and our exposure to foreign currency risk will increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases we may enter into hedging transactions in the future to mitigate this risk. For the six months ended June 30, 2010 and 2011, we incurred insignificant net gains and losses on foreign currency transactions.
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

     We held the following interest rate derivatives as of June 30, 2011:

Derivative Assets
Future
	Current			Maximum
	Notional	Effective	Maturity	Notional	Floating	Fixed	Balance Sheet
Hedged Item	Amount	Date	Date	Amount	Rate	Rate	Location	Fair Value
(Dollars in thousands)
Interest rate derivatives not designated as cash flow hedges:

ECA Term Financing for New A330 Aircraft (1)	$—	Jul-11	Jul-23	$67,000	3M LIBOR	4.0%	Other assets	$—

(1)	This swaption expired on July 13, 2011

	Derivative Liabilities
				Future
	Current			Maximum
	Notional	Effective	Maturity	Notional	Floating	Fixed
Hedged Item	Amount	Date	Date	Amount	Rate	Rate	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Interest rate derivatives designated as cash flow hedges:
Securitization No. 1	$413,317	Jun-06	Jun-16	$413,317	1M LIBOR + 0.27%	5.78%	Fair value of derivative liabilities	$55,516

Securitization No. 2	972,340	Jun-07	Jun-12	972,340	1M LIBOR	5.25% to 5.36%	Fair value of derivative liabilities	44,613

Term Financing No. 1(1)	560,755	Jun-08	May-13	560,755	1M LIBOR	4.04%	Fair value of derivative liabilities	32,978

Term Financing No. 1(1)	—	May-13	May-15	477,838	1M LIBOR	5.31%	Fair value of derivative liabilities	21,548

Total interest rate derivatives	$1,946,412			$2,424,250				$154,655

(1)	The interest payments related to Term Financing No. 1 are being hedged by two consecutive interest rate derivatives. When the first matures in May 2013, the next becomes effective.
     The weighted average interest pay rate of these derivatives at December 31, 2010 and June 30, 2011 was 5.01% and 5.04%, respectively.
     For the six months ended June 30, 2011, the amount of loss reclassified from accumulated other comprehensive income (“OCI”) into interest expense related to net interest settlements on active interest rate derivatives as $45.7 million. The amount of loss expected to be reclassified from OCI into interest expense over the next 12 months related to net interest settlements on active interest rate derivatives is $84.2 million.
     Our interest rate derivatives involve counterparty credit risk. As of June 30, 2011, our interest rate derivatives are held with the following counterparties: JP Morgan Chase Bank NA, Citibank Canada NA and HSH Nordbank AG. All of our counterparties or guarantors of these counterparties are considered investment grade (senior unsecured ratings of A3 or above) by Moody’s Investors Service. All are also considered investment grade (long-term foreign issuer ratings of A or above) by Standard and Poor’s except HSH Nordbank AG which is not rated. We do not anticipate that any of these counterparties will fail to meet their obligations.
     In addition to the derivative liability above, another component of the fair value of our interest rate derivatives is accrued interest. As of June 30, 2011, accrued interest payable included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheet was $5.4 million related to interest rate derivatives designated as cash flow hedges.

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
     Prior to the securitizations and term debt financings, our interest rate derivatives typically required us to post cash collateral to the counterparty when the value of the interest rate derivative exceeded a defined threshold. When the interest rate derivatives were terminated and became part of a larger aircraft portfolio financing, there were no cash collateral posting requirements associated with the new interest rate derivative. As of June 30, 2011, we did not have any cash collateral pledged under our interest rate derivatives, nor do we have any existing agreements that require cash collateral postings.
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
     The following table summarizes the deferred (gains) and losses and related amortization into interest expense for our terminated interest rate derivative contracts for the six months ended June 30, 2010 and 2011:

								Amount of Deferred
								(Gain) or Loss
								Amortized		Amount of
								(including Accelerated		Deferred
							Unamortized	Amortization) into		(Gain) or Loss
	Original					Deferred	Deferred	Interest Expense for		Expected to be
	Maximum			Fixed		(Gain) or	(Gain) or Loss	the Six Months Ended		Amortized
	Notional	Effective	Maturity	Rate	Termination	Loss Upon	at	June 30,		over the Next
Hedged Item	Amount	Date	Date	%	Date	Termination	June 30, 2011	2010	2011	Twelve Months
	(Dollars in Thousands)
Securitization No. 1	$400,000	Dec-05	Aug-10	4.61	Jun-06	$(12,968)	$ —	$(1,480)	$—	$ —

Securitization No. 1	200,000	Dec-05	Dec-10	5.03	Jun-06	(2,541)	—	(106)	—	—

Securitization No. 2	500,000	Mar-06	Mar-11	5.07	Jun-07	(2,687)	—	(345)	(122)	—

Securitization No. 2	200,000	Jan-07	Aug-12	5.06	Jun-07	(1,850)	(355)	(178)	(168)	(324)

Securitization No. 2	410,000	Feb-07	Apr-17	5.14	Jun-07	(3,119)	(1,489)	(185)	(174)	(353)

Term Financing No. 1	150,000	Jul-07	Dec-17	5.14	Mar-08	15,281	8,578	976	907	1,710

Term Financing No. 1	440,000	Jun-07	Feb-13	4.88	Partial — Mar-08 Full — Jun-08	26,281	7,697	2,844	2,643	4,984

Term Financing No. 1	248,000	Aug-07	May-13	5.33	Jun-08	9,888	2,853	1,472	837	1,570

2010-1 Notes	360,000	Jan-08	Feb-19	5.16	Partial — Jun-08 Full — Oct-08	23,077	9,423	1,076	747	988

ECA Term Financing for New A330 Aircraft	238,000	Jan-11	Apr-16	5.23	Dec-08	19,430	15,907	—	2,525 (1)	3,895

ECA Term Financing for New A330 Aircraft	231,000	Apr-10	Oct-15	5.17	Partial — Jun-08 Full — Dec-08	15,310	10,701	—	1,031	3,152

ECA Term Financing for New A330 Aircraft	238,000	Jul-11	Sep-16	5.27	Dec-08	17,254	15,969	—	—	1,838

Total						$103,356	$69,284	$4,074	$8,226	$17,460

(1)	Includes accelerated amortization of deferred losses in the amount of $1,839 related to an aircraft sold during the period.
     For the six months ended June 30, 2011, the amount of deferred net loss (including $1.8 million of accelerated amortization) reclassified from OCI into interest expense related to our terminated interest rate derivatives was $8.2 million. The amount of deferred net loss expected to be reclassified from OCI into interest expense over the next 12 months related to our terminated interest rate derivatives is $17.5 million. Over the next twelve months, we expect the amortization of deferred net losses to increase as the gains on Securitizations No. 1 and No. 2 are either fully amortized or will be in the near future and the losses on the forward starting A330 swaps begin to amortize as we take delivery of these aircraft.
     The following table summarizes amounts charged directly to the consolidated statement of income for the three and six months ended June 30, 2010 and 2011, respectively, related to our interest rate derivatives:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
		(Dollars in thousands)
Interest Expense:
Hedge ineffectiveness (gains) losses	$902	$(123)	$1,769	$(598)

Amortization:
Accelerated amortization of deferred losses (1)	6	1,847	453	1,.847
Amortization of deferred losses	1,764	3,544	3,621	6,379

Total Amortization	1,770	5,391	4,074	8,226

Total charged to interest expense	$2,672	$5,268	$5,843	$7,628

Other Income (Expense):
Mark to market gains (losses) on undesignated interest rate derivatives	$(176)	$(257)	$(546)	$(616)

Total charged to other income (expense)	$(176)	$(257)	$(546)	$(616)

(1)	Includes accelerated amortization of deferred losses in the amount of $1,839 related to an aircraft sold during the three and six months ended June 30, 2011.
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

     The table below shows the reconciliation of net income to EBITDA for the three and six months ended June 30, 2010 and 2011, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
		(Dollars in thousands)
Net income	$18,139	$23,309	$37,018	$65,986
Depreciation	54,424	58,576	108,569	118,167
Amortization of net lease discounts and lease incentives	4,909	3,030	9,754	6,132
Interest, net	40,166	55,893	81,125	101,512
Income tax provision	1,515	1,535	3,850	4,804

EBITDA	$119,153	$142,343	$240,316	$296,601

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

The table below shows the reconciliation of net income to ANI and ANIDA for the three and six months ended June 30, 2010 and 2011, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
		(Dollars in thousands)
Net income	$18,139	$23,309	$37,018	$65,986
Ineffective portion and termination of cash flow hedges(1)	908	1,724	2,222	1,249
Loan termination payment(1)	—	3,196	—	3,196
Write-off of deferred financing fees(1)	—	2,456	—	2,456
Mark to market of interest rate derivative contracts(2)	176	257	546	616
Loss (gain) on sale of flight equipment(2)	1,291	(10,299)	1,291	(19,961)

Adjusted net income	20,514	20,643	41,077	53,542
Depreciation	54,424	58,576	108,569	118,167
Amortization of net lease discounts and lease incentives	4,909	3,030	9,754	6,132

Adjusted net income plus depreciation and amortization	$79,847	$82,249	$159,400	$177,841

(1) Included in Interest, net.

(2) Included in Other income (expense).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Weighted-average shares:	2010	2011	2010	2011
Common shares outstanding	78,465,361	75,701,045	78,436,452	77,234,869
Restricted common shares	1,153,468	1,017,879	1,182,165	956,232

Total weighted-average shares	79,618,829	76,718,924	79,618,617	78,191,101

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Percentage of weighted-average shares:	2010	2011	2010	2011
Common shares outstanding	98.55%	98.67%	98.52%	98.78%
Restricted common shares	1.45%	1.33%	1.48%	1.22%

Total	100.00%	100.00%	100.00%	100.00%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
Weighted-average common shares outstanding — Basic and Diluted(b)	78,465,361	75,701,045	78,436,452	77,234,869

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
	(Dollars in thousands, except per share amounts)
Adjusted net income allocation:
Adjusted net income	$20,514	$20,643	$41,077	$53,542
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(297)	(274)	(610)	(655)

Adjusted net income allocable to common shares — Basic and Diluted	$20,217	$20,369	$40,467	$52,887

Adjusted net income per common share — Basic	$0.26	$0.27	$0.52	$0.68

Adjusted net income per common share — Diluted	$0.26	$0.27	$0.52	$0.68

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
	(Dollars in thousands, except per share amounts)
Adjusted net income plus depreciation and amortization allocation:
Adjusted net income plus depreciation and amortization	$79,847	$82,249	$159,400	$177,841
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(1,157)	(1,091)	(2,367)	(2,175)

Adjusted net income plus depreciation and amortization allocable to common shares — Basic and Diluted	$78,690	$81,158	$157,033	$175,666

Adjusted net income plus depreciation and amortization per common share — Basic	$1.00	$1.07	$2.00	$2.27

Adjusted net income plus depreciation and amortization per common share — Diluted	$1.00	$1.07	$2.00	$2.27

(a)	For the three months ended June 30, 2010 and 2011, distributed and undistributed earnings allocated to restricted shares is 1.45% and 1.33%, respectively, of net income. For the six months ended June 30, 2010 and 2011, distributed and undistributed earnings to restricted shares is 1.48% and 1.22%, respectively, of net income. The amount of restricted share forfeitures for all periods presented is immaterial to the allocation of distributed and undistributed earnings.

(b)	For the three and six months ended June 30, 2010 and 2011, we have no dilutive shares.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
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
Sensitivity Analysis
     The following discussion about the potential effects of changes in interest rates is based on a sensitivity analysis, which models the effects of hypothetical interest rate shifts on our financial condition and results of operations. We changed our interest rate risk disclosure to an alternative that provides a more meaningful analysis of our interest rate risk. Although we believe a sensitivity analysis provides the most meaningful analysis permitted by the rules and regulations of the SEC, it is constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by the inability to include the extraordinarily complex market reactions that normally would arise from the market shifts modeled. Although the following results of a sensitivity analysis for changes in interest rates may have some limited use as a benchmark, they should not be viewed as a forecast. This forward-looking disclosure also is selective in nature and addresses only the potential minimum contracted rental and interest expense impacts on our financial instruments and our five variable rate leases and, in particular, does not address the mark-to-market impact on our interest rate derivatives. It also does not include a variety of other potential factors that could affect our business as a result of changes in interest rates.
     A hypothetical 100-basis point increase/decrease in our variable interest rates would increase/decrease the minimum contracted rentals on our portfolio as of June 30, 2011 by $0.9 million and $0.4 million, respectively, over the next twelve months. As of June 30, 2011, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $0.3 million and $0.1 million, respectively, net of amounts received from our interest rate derivatives, over the next twelve months.

Item 4.	Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
     The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO, and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2011. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.
Changes in Internal Control over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION

Item 1.	Legal Proceedings.
     The Company is not a party to any material legal or adverse regulatory proceedings.

Item 1A.	Risk Factors.
     There have been no material changes to the disclosure related to the risk factors described in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
During the second quarter of 2011, we purchased our common shares as follows:

				Maximum Number (or
			Total Number of	Approximate Dollar
	Total	Average	Shares Purchased as	Value) of Shares
	Number	Price	Part of Publicly	that May Yet Be
	of Shares	Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs(a)	Plans or Programs(a)
	(Dollars in thousands, except per share amounts)
April	1,613,003	$12.34	1,613,003	$25,124
May	581,113	12.66	581,113	17,768
June	1,458,876	12.18	1,458,876	30,000

Total	3,652,992	$12.33	3,652,992	$30,000

(a)	On March 10, 2011 the Company announced the repurchase of up to $60 million of the Company’s common shares. On June 27, 2011, the Company’s Board of Directors authorized an increase in the Company’s share repurchase program by up to an additional $30 million of its common shares, for a total of up to $90 million of its common shares in the aggregate. The amount and timing of the purchases will depend on a number of factors including the price and availability of the Company’s common shares, trading volume and general market conditions. The Company may also from time to time establish a trading plan under Rule 10b5-1 of the Exchange Act to facilitate purchases of its common shares under this authorization.

Item 6.	Exhibits.

Exhibit No.	Description of Exhibit
3.1	Memorandum of Association†

3.2	Bye-laws†

4.1	Specimen Share Certificate†

4.2	Amended and Restated Shareholders Agreement among Aircastle Limited and Fortress Investment Fund III LP, Fortress Investment Fund III (Fund B) LP, Fortress Investment Fund III (Fund C) LP, Fortress Investment Fund III (Fund D) L.P., Fortress Investment Fund III (Fund E) LP, Fortress Investment Fund III (Coinvestment Fund A) LP, Fortress Investment Fund III (Coinvestment Fund B) LP, Fortress Investment Fund III (Coinvestment Fund C) LP, Fortress Investment Fund III (Coinvestment Fund D) L.P., Drawbridge Special Opportunities Fund LP, Drawbridge Special Opportunities Fund Ltd. and Drawbridge Global Macro Master Fund Ltd.†

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 Δ

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 Δ

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Δ

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Δ

99.1	Owned Aircraft Portfolio at June 30, 2011 Δ

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2010 and June 30, 2011, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2011, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2011, and (iv) Notes to Unaudited Consolidated Financial Statements Δ *

†	Incorporated by reference to the Company’s registration statement on Form S-1, filed with the SEC on June 2, 2006, as amended on July 10, 2006, July 25, 2006 and August 2, 2006.

Δ	Filed herewith.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 4, 2011
AIRCASTLE LIMITED (Registrant)
	By:	/s/ Aaron Dahlke
Aaron Dahlke
Chief Accounting Officer and Authorized Officer