Form 10-Q
period 2011-09-30
Aircastle LTD
filed 2011-11-08
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☑
     As of October 31, 2011, there were 72,258,472 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries
Form 10-Q

Page No.
PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of December 31, 2010 and September 30, 2011	3
Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2011	4
Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2011	5
Notes to Unaudited Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3. Quantitative and Qualitative Disclosures about Market Risk	56
Item 4. Controls and Procedures	57
PART II. — OTHER INFORMATION
Item 1. Legal Proceedings	58
Item 1A. Risk Factors	58
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	58
Item 6. Exhibits	59
SIGNATURE	60
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements.
Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,	September 30,
	2010	2011
		(Unaudited)
ASSETS
Cash and cash equivalents	$239,957	$266,254
Accounts receivable	1,815	1,259
Restricted cash and cash equivalents	191,052	195,573
Restricted liquidity facility collateral	75,000	111,000
Flight equipment held for lease, net of accumulated depreciation of $785,490 and $945,178	4,065,780	4,196,918
Aircraft purchase deposits and progress payments	219,898	95,259
Other assets	65,557	78,892

Total assets	$4,859,059	$4,945,155

LIABILITIES AND SHAREHOLDERS’ EQUITY LIABILITIES
Borrowings from secured and unsecured financings (including borrowings of ACS Ireland VIEs of $314,877 and $301,006, respectively)	$2,707,958	$2,779,729
Accounts payable, accrued expenses and other liabilities	76,470	81,948
Dividends payable	7,964	9,035
Lease rentals received in advance	43,790	40,885
Liquidity facility	75,000	111,000
Security deposits	83,241	83,986
Maintenance payments	342,333	327,573
Fair value of derivative liabilities	179,585	157,574

Total liabilities	3,516,341	3,591,730

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 250,000,000 shares authorized, 79,640,285 shares issued and outstanding at December 31, 2010; and 72,277,599 shares issued and outstanding at September 30, 2011	796	723
Additional paid-in capital	1,485,841	1,399,204
Retained earnings	104,301	166,696
Accumulated other comprehensive loss	(248,220)	(213,198)

Total shareholders’ equity	1,342,718	1,353,425

Total liabilities and shareholders’ equity	$4,859,059	$4,945,155

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
Revenues:
Lease rental revenue	$133,486	$145,890	$391,741	$430,361
Amortization of net lease discounts and lease incentives	(4,203)	(4,709)	(13,957)	(10,841)
Maintenance revenue	2,540	—	14,630	25,006

Total lease rentals	131,823	141,181	392,414	444,526
Other revenue	424	326	578	3,733

Total revenues	132,247	141,507	392,992	448,259

Expenses:
Depreciation	55,703	60,132	164,272	178,299
Interest, net	47,453	48,872	128,578	150,384
Selling, general and administrative (including non-cash share based payment expense of $1,532 and $1,619 for the three months ended, and $5,243 and $4,692 for the nine months ended, September 30, 2010 and 2011, respectively)	11,334	12,200	34,043	36,309
Impairment of aircraft	7,342	1,236	7,342	6,436
Maintenance and other costs	1,192	4,045	6,829	10,944

Total expenses	123,024	126,485	341,064	382,372

Other income (expense):
Gain (loss) on sale of flight equipment	—	8,997	(1,291)	28,958
Other	(501)	(117)	(1,047)	(153)

Total other income (expense)	(501)	8,880	(2,338)	28,805

Income from continuing operations before income taxes	8,722	23,902	49,590	94,692
Income tax provision	153	1,237	4,003	6,041

Net income	$8,569	$22,665	$45,587	$88,651

Earnings per common share — Basic	$0.11	$0.31	$0.57	$1.15

Earnings per common share — Diluted	$0.11	$0.31	$0.57	$1.15

Dividends declared per share	$0.10	$0.125	$0.30	$0.35

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2011
Cash flows from operating activities:
Net income	$45,587	$88,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	164,272	178,299
Amortization of deferred financing costs	11,494	12,394
Amortization of net lease discounts and lease incentives	13,957	10,841
Deferred income taxes	2,957	3,854
Non-cash share based payment expense	5,243	4,692
Cash flow hedges reclassified into earnings	6,412	13,943
Ineffective portion of cash flow hedges	2,533	(716)
Security deposits and maintenance payments included in earnings	(13,026)	(25,262)
(Gain) loss on sale of flight equipment	1,291	(28,958)
Impairment of aircraft	7,342	6,436
Other	990	654
Changes in certain assets and liabilities:
Accounts receivable	15	(1,629)
Restricted cash and cash equivalents	17,503	(4,521)
Other assets	(4,288)	(3,098)
Accounts payable, accrued expenses and other liabilities	3,137	(7,446)
Lease rentals received in advance	3,298	(3,517)

Net cash provided by operating activities	268,717	244,617

Cash flows from investing activities:
Acquisition and improvement of flight equipment and lease incentives	(230,450)	(409,421)
Proceeds from sale of flight equipment	34,832	318,547
Aircraft purchase deposits and progress payments, net of aircraft sale deposits	(124,994)	(96,939)
Other	(23)	(35)

Net cash used in investing activities	(320,635)	(187,848)

Cash flows from financing activities:
Repurchase of shares	(1,662)	(91,402)
Proceeds from term debt financings	472,682	388,894
Securitization and term debt financing repayments	(257,418)	(317,504)
Deferred financing costs	(11,974)	(18,175)
Restricted secured liquidity facility collateral	4,000	(36,000)
Secured liquidity facility collateral	(4,000)	36,000
Security deposits received	6,675	17,088
Security deposits returned	(10,255)	(7,764)
Maintenance payments received	89,035	89,184
Maintenance payments returned	(39,511)	(65,608)
Payments for terminated hedges	(3,586)	—
Dividends paid	(23,853)	(25,185)

Net cash provided by (used in) financing activities	220,133	(30,472)

Net increase (decrease) in cash and cash equivalents	168,215	26,297
Cash and cash equivalents at beginning of period	142,666	239,957

Cash and cash equivalents at end of period	$310,881	$266,254

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$103,895	$130,923

Cash paid for income taxes	$3,121	$1,612

Supplemental disclosures of non-cash investing activities:
Security deposits, maintenance liabilities and other liabilities settled in sale of flight equipment	$100	$11,066

Advance lease rentals and security deposits assumed in asset acquisitions	$4,330	$267

Supplemental disclosures of non-cash financing activities:
Advance lease rentals converted to maintenance reserves	$1,750	$—

Security deposits converted to advance lease rentals	$730	$627

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2011
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
     The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure since the balance sheet date of September 30, 2011 through the date on which the consolidated financial statements included in this Form 10-Q were issued.
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
Recent Accounting Pronouncements
     In August 2010, the Financial Accounting Standards Board (“FASB”) issued an exposure draft, “Leases” (the “Lease ED”), which would replace the existing guidance in the Accounting Standards Codification (“ASC”) 840 (“ASC 840”), Leases. Under the Lease ED, a lessor would be required to adopt a right-of-use model where the lessor

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2011
would apply one of two approaches to each lease based on whether the lessor retains exposure to significant risks or benefits associated with the underlying asset. In July 2011, the FASB tentatively decided on a new model for lessor accounting that would require a single approach for all leases, with a few exceptions. Under the new model, a lease receivable would be recognized for the lessor’s right to receive lease payments, a portion of the carrying amount of the underlying asset would be allocated between the right of use granted to the lessee and the lessor’s residual value and profit or loss would only be recognized at commencement if it is reasonably assured. Even though the FASB has not completed all of its deliberations, the decisions made to date were sufficiently different from those published in the Lease ED to warrant re-exposure of the revised proposal. The FASB intends to complete its deliberations and publish a revised proposed leases standard during the first half of 2012. We anticipate that the final standard may have an effective date no earlier than 2016. When and if the proposed guidance becomes effective, it may have a significant impact on the Company’s consolidated financial statements. Although we believe the presentation of our financial statements, and those of our lessees could change, we do not believe the accounting pronouncement will change the fundamental economic reasons for which the airlines lease aircraft. Therefore, we do not believe it will have a material impact on our business.
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
     In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05 (“ASU 2011-05”), Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which gives the option to present the total of comprehensive income either in a single continuous statement of comprehensive net income or in two separate but consecutive statements. In either option, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. If a two statement approach is used, the statement of other comprehensive income should immediately follow the statement of net income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. It also requires the presentation on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. In October 2011, the FASB decided to propose a deferral of the new requirement and issue an exposure draft on the decision. The deferral allows the FASB time to further research the matter, including a proposed requirement to disclose in the notes to the financial statements amounts reclassified out of other comprehensive income. The deferral, if finalized, would not change the other requirements stated above. The deferral would be effective at the same time that the new standard on comprehensive is adopted. ASU 2011-05 is effective for interim and annual reporting periods beginning after December 15, 2011 and should be applied retrospectively. The adoption of ASU 2011-05 will not have a material impact on the Company’s consolidated financial statements.
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
September 30, 2011
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
     The following tables set forth our financial assets and liabilities as of December 31, 2010 and September 30, 2011 that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value	Fair Value Measurements at December 31, 2010
	as of	Using Fair Value Hierarchy
	December 31,				Valuation
	2010	Level 1	Level 2	Level 3	Technique
Assets:
Cash and cash equivalents	$239,957	$239,957	$—	$—	Market
Restricted cash and cash equivalents	191,052	191,052	—	—	Market
Derivative assets	374	—	374	—	Income

Total	$431,383	$431,009	$374	$—

Liabilities:
Derivative liabilities	$179,585	$—	$124,404	$55,181	Income

	Fair Value	Fair Value Measurements at September 30, 2011
	as of	Using Fair Value Hierarchy
	September 30,				Valuation
	2011	Level 1	Level 2	Level 3	Technique
Assets:
Cash and cash equivalents	$266,254	$266,254	$—	$—	Market
Restricted cash and cash equivalents	195,573	195,573	—	—	Market

Total	$461,827	$461,827	$—	$—

Liabilities:
Derivative liabilities	$157,574	$—	$97,529	$60,045	Income

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2011
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
     The following tables reflect the activity for the classes of our assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2010 and 2011:

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
	Derivative Liabilities
Balance at beginning of period	$(59,416)	$(38,907)
Total gains/(losses), net:
Included in other income (expense)	(171)	(446)
Included in interest expense	(58)	(180)
Included in other comprehensive income	(6,795)	(26,907)

Balance at end of period	$(66,440)	$(66,440)

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
	Derivative Liabilities
Balance at beginning of period	$(54,526)	$(55,181)
Total gains/(losses), net:
Included in other income (expense)	(117)	(359)
Included in interest expense	(35)	(74)
Included in other comprehensive income	(5,367)	(4,431)

Balance at end of period	$(60,045)	$(60,045)

     For the three and nine months ended September 30, 2010 and 2011, we had no transfers into or out of Level 3 and we had no purchases, issuances, sales or settlements of Level 3 items.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2011
     We measure the fair value of certain assets and liabilities on a non-recurring basis, when US GAAP requires the application of fair value, including events or changes in circumstances that indicate that the carrying amounts of assets may not be recoverable. Assets subject to these measurements include aircraft. We record aircraft at fair value when we determine the carrying value may not be recoverable. Fair value measurements for aircraft impaired are based on an income approach that uses Level 3 inputs, which include our assumptions and appraisal data as to future cash proceeds from leasing and selling aircraft.
     In the three and nine months ended September 30, 2010, we recognized an impairment of $7,342 related to one Boeing Model 737-300 aircraft and one Boeing Model 737-500 aircraft, triggered by the early termination of the lease for one aircraft, a signed forward sales agreement for the other aircraft and, for each, the change to estimated future cash flows. The Company recorded $4,396 related to maintenance revenue from the previous lessee of the Boeing Model 737-500 aircraft during the three months ended March 31, 2010 and $1,765 related to maintenance revenue from the previous lessee of the Boeing Model 737-300 aircraft during the three months ended September 30, 2010.
     In the three months ended June 30, 2011, we recognized an impairment of $5,200 related to a Boeing Model 737-400 aircraft triggered by the early termination of the lease and the change to estimated future cash flows. During the three months ended September 30, 2011, we recorded an additional $1,236 impairment for this Boeing Model 737-400 aircraft triggered by our decision to sell the aircraft, whereupon we adjusted the net book value of the aircraft to its estimated disposition value. During the three months ended June 30, 2011, we recorded $2,267 related to maintenance revenue and $878 reversal of lease incentives related to the former lessee of this aircraft.
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
     The carrying amounts and fair values of our financial instruments at December 31, 2010 and September 30, 2011 are as follows:

	December 31, 2010		September 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	of Asset	of Asset	of Asset	of Asset
	(Liability)	(Liability)	(Liability)	(Liability)
Securitizations and term debt financings	$(2,056,012)	$(1,829,277)	$(1,919,136)	$(1,715,657)
ECA term financings	(267,311)	(273,203)	(545,981)	(535,597)
A330 PDP Facility	(88,487)	(88,487)	(18,083)	(18,083)
2010-1 Notes	(296,148)	(328,500)	(296,529)	(310,500)

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2011
Note 3. Lease Rental Revenues and Flight Equipment Held for Lease
     Minimum future annual lease rentals contracted to be received under our existing operating leases of flight equipment at September 30, 2011 were as follows:

Year Ending December 31,	Amount
Remainder of 2011	$143,559
2012	533,378
2013	459,816
2014	368,326
2015	312,461
2016	282,378
Thereafter	533,376

Total	$2,633,294

     Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Region	2010	2011	2010	2011
Europe	46%	44%	46%	45%
Asia	21%	25%	20%	24%
North America	14%	12%	15%	13%
Latin America	9%	7%	9%	8%
Middle East and Africa	10%	12%	10%	10%

Total	100%	100%	100%	100%

     The classification of regions in the tables above and the table and discussion below is determined based on the principal location of the lessee of each aircraft.
     For the three months ended September 30, 2010, one customer accounted for 10% of lease rental revenue and three additional customers accounted for a combined 20% of lease rental revenue. No other customer accounted for more than 5% of lease rental revenue. For the three months ended September 30, 2011, one customer accounted for 10% of lease rental revenue and three additional customers accounted for a combined 19% of lease rental revenue. No other customer accounted for more than 5% of lease rental revenue.
     For the nine months ended September 30, 2010, one customer accounted for 11% of lease rental revenue and three additional customers accounted for a combined 20% of lease rental revenue. No other customer accounted for more than 5% of lease rental revenue. For the nine months ended September 30, 2011, one customer accounted for 11% of lease rental revenue and three additional customers accounted for a combined 18% of lease rental revenue. No other customer accounted for more than 5% of lease rental revenue.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2011
     The following tables set forth revenue attributable to individual countries representing at least 10% of total revenue based on each lessee’s principal place of business:

	Three Months Ended September 30,
	2010			2011
			Number			Number
		Percent of Total	of		Percent of Total	of
Country	Revenue	Revenue	Lessees	Revenue	Revenue	Lessees
China	$14,714	11%	5	$18,431	13%	4
United States	16,980	13%	4	14,844	10%	4
Netherlands(1)	14,015	11%	3	—	—%	—

(1)	Total revenue attributable to the Netherlands was less than 10% for the three months ended September 30, 2011.

	Nine Months Ended September 30,
	2010			2011
			Number			Number
		Percent of Total	of		Percent of Total	of
Country	Revenue	Revenue	Lessees	Revenue	Revenue	Lessees
United States	$50,379	13%	4	$48,261	11%	4
China	42,557	11%	5	50,832	11%	5
Netherlands(1)	42,042	11%	3	—	—%	—

(1)	Total revenue attributable to the Netherlands was less than 10% for the nine months ended September 30, 2011.
Geographic concentration of net book value of flight equipment held for lease was as follows:

	December 31, 2010		September 30, 2011
	Number		Number
	of	Net Book	of		Net Book
Region	Aircraft	Value %	Aircraft		Value %
Europe	66	46%	65		43%
Asia	35	26%	35		24%
North America	14	10%	14		9%
Latin America	11	8%	10		6%
Middle East and Africa	10	10%	9		16%
Off-lease	—	—%	5	(1)	2%

Total	136	100%	138		100%

(1)	Includes two Boeing Model 747-400 aircraft being converted from passenger to freighter configuration and for which we have commitments for lease post-conversion with a customer in North America; two Airbus Model A320-200 aircraft, one of which is subject to a lease commitment with a customer in Asia and the other of which is subject to a lease commitment with a customer in Europe; and one Boeing Model 737-400 aircraft that is being marketed for sale.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2011
     The following table sets forth net book value of flight equipment attributable to individual countries representing at least 10% of total assets based on each lessee’s principal place of business as of:

	December 31, 2010			September 30, 2011
		Net Book	Number of		Net Book	Number of
Country	Net Book Value	Value %	Lessees	Net Book Value	Value %	Lessees
China	$518,545	13%	5	$532,352	13%	4
Russia(1)	—	—	—	400,441	10%	7
Netherlands(2)	410,086	10%	3	—	—%	—

(1)	Net book value attributable to Russia was less than 10% at December 31, 2010.

(2)	Net book value attributable to the Netherlands was less than 10% at September 30, 2011.
     At December 31, 2010 and September 30, 2011, the amounts of lease incentive liabilities recorded in maintenance payments on the consolidated balance sheets were $26,536 and $24,103, respectively.
     At December 31, 2010 and September 30, 2011, the amounts of prepaid lease incentives and lease premiums, net of amortization, recorded in other assets on the consolidated balance sheets were $9,115 and $16,003, respectively.
Note 4. Variable Interest Entities
     Aircastle consolidates eight VIEs of which it is the primary beneficiary. The operating activities of these VIEs are limited to acquiring, owning, leasing, maintaining, operating and, under certain circumstances, selling the nineteen aircraft discussed below.
Securitizations and Term Financing
     In connection with Securitization No. 1, two of our subsidiaries, ACS Aircraft Finance Ireland plc (“ACS Ireland”) and ACS Aircraft Finance Bermuda Limited (“ACS Bermuda”) issued Class A-1 notes and each has fully and unconditionally guaranteed the other’s obligations under the notes. In connection with Securitization No. 2, two of our subsidiaries, ACS Aircraft Finance Ireland 2 Limited (“ACS Ireland 2”) and ACS 2007-1 Limited (“ACS Bermuda 2”) issued Class A-1 notes and each has fully and unconditionally guaranteed the other’s obligations under the notes. In connection with Term Financing No. 1, two of our subsidiaries, ACS Ireland 3 Limited (“ACS Ireland 3”) and ACS 2008-1 Limited (“ACS Bermuda 3”) entered into a seven year term debt facility and each has fully and unconditionally guaranteed the other’s obligations under the term debt facility. ACS Bermuda, ACS Bermuda 2 and ACS Bermuda 3 are collectively referred to as the “ACS Bermuda Group”. At September 30, 2011, the assets of the three VIEs include fifteen aircraft transferred into the VIEs at historical cost basis in connection with Securitization No. 1, Securitization No. 2 and Term Financing No. 1.
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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2011
     The combined assets of the ACS Ireland VIEs as of September 30, 2011 are $471,380. The combined liabilities of the ACS Ireland VIEs, net of $96,016 Class E-1 Securities held by the Company which is eliminated in consolidation, as of September 30, 2011 are $420,543.
ECA Term Financings
     Aircastle, through various subsidiaries, each of which is owned by a charitable trust (such entities, collectively the “Air Knight VIEs”), entered into nine different twelve-year term loans, which are supported by guarantees from Compagnie Francaise d’Assurance pour le Commerce Exterieur, (“COFACE”), the French government sponsored export credit agency (“ECA”). These loans provided for the financing for nine new Airbus Model A330-200 aircraft. In June 2011, we repaid one of these loans from the proceeds of the sale of the related aircraft. At September 30, 2011, Aircastle had eight outstanding term loans with guarantees from COFACE. We refer to these COFACE-supported financings as “ECA Term Financings”.
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
     The only assets that the Air Knight VIEs have on their books are financing leases that are eliminated in the consolidated financial statements, and deferred financing costs. The related aircraft, with a net book value as of September 30, 2011 were $666,922, are included in our flight equipment held for lease. The consolidated debt outstanding of the Air Knight VIEs as of September 30, 2011 is $545,981.
Note 5. Securitizations and Term Debt Financings
     The outstanding amounts of our secured and unsecured term debt financings were as follows:

	At
	December 31,
	2010	At September 30, 2011
	Outstanding	Outstanding		Final Stated
Debt Obligation	Borrowings	Borrowings	Interest Rate(1)	Maturity(2)
Secured Debt Financings:
Securitization No. 1	$415,103	$395,665	0.50%	06/20/31
Securitization No. 2	997,713	916,457	0.49%	06/14/37
Term Financing No. 1	643,196	607,014	1.98%	05/02/15
ECA Term Financings	267,311	545,981	2.65% to 3.96%	12/03/21 to 07/13/23
A330 PDP Facility	88,487	18,083	2.70%	12/01/11	(3)

Total secured debt financings	2,411,810	2,483,200

Unsecured Debt Financings:
2010-1 Notes	296,148	296,529	9.75%	08/01/18
2010 Revolving Credit Facility	—	—	N/A	09/28/13

Total unsecured debt financings	296,148	296,529

Total secured and unsecured debt financings	$2,707,958	$2,779,729

(1)	Reflects floating rate in effect at the applicable reset date except for the ECA Term Financings and the 2010-1 Notes, which are fixed rate.

(2)	Effective June 2011 for Securitization No. 1, all cash flows available after expenses and interest is applied to debt amortization. For Securitization No. 2 and Term Financing No. 1, all cash flows available after expenses and interest will be applied to debt amortization, if the debt is not refinanced by June 2012, and May 2013, respectively.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2011

(3)	Reflects the last scheduled delivery month for the six relevant new Airbus A330-200 delivery positions. The final maturity date is the earlier of the aircraft delivery date or nine months after the scheduled delivery month for the last scheduled delivery position.
     The following securitizations and term debt financing structures include liquidity facility commitments described in the table below:

		Available Liquidity
		December 31,	September 30,	Unused	Interest Rate
Facility	Liquidity Facility Provider	2010	2011	Fee	on any Advances
Securitization No. 1	Crédit Agricole Corporate and Investment Bank(1)	$42,000	$42,000	0.45%	1M Libor + 1.00%
Securitization No. 2	HSH Nordbank AG(2)	74,828	68,734	0.50%	1M Libor + 0.75%
Term Financing No. 1	Crédit Agricole Corporate and Investment Bank(3)	12,864	12,140	0.60%	1M Libor + 1.20%

(1)	Following a ratings downgrade with respect to the liquidity facility provider in June 2011, the liquidity facility was drawn and the proceeds, or permitted investments thereof, remain available to provide liquidity if required. Amounts drawn following a ratings downgrade with respect to the liquidity facility provider do not bear interest; however, net investment earnings will be paid to the liquidity facility provider and the unused fee continues to apply.

(2)	Following a ratings downgrade with respect to the liquidity facility provider in May 2009, the liquidity facility was drawn and the proceeds, or permitted investments thereof, remain available to provide liquidity if required. Amounts drawn following a ratings downgrade with respect to the liquidity facility provider do not bear interest; however, net investment earnings will be paid to the liquidity facility provider and the unused fee continues to apply.

(3)	There is no ratings threshold for the liquidity facility provider under Term Financing No. 1 and, accordingly, the ratings change referred to in footnote (1) above did not trigger a liquidity facility drawing in relation to Term Financing No. 1.
Secured Debt Financings:
Term Financing No. 1
     In March 2011, we completed the annual maintenance-adjusted appraisal for the Term Financing No. 1 Portfolio and we have determined that we are in compliance with the loan to value ratio on the October 2011 payment date.
ECA Term Financings
     During 2011, we entered into five twelve-year term loans which are supported by guarantees from COFACE, for the financing of new Airbus Model A330-200 aircraft totaling $359,393, and we repaid in full the outstanding principal balance of one of our ECA term financings in the amount of $61,571.
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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2011
Note 6. Dividends
     The following table sets forth the quarterly dividends declared by our Board of Directors for the periods covered in this report:

	Dividend	Aggregate
	per Common	Dividend
Declaration Date	Share	Amount	Record Date	Payment Date
December 14, 2009	$0.10	$7,955	December 31, 2009	January 15, 2010
March 12, 2010	$0.10	7,951	March 31, 2010	April 15, 2010
May 25, 2010	$0.10	7,947	June 30, 2010	July 15, 2010
September 21, 2010	$0.10	7,947	September 30, 2010	October 15, 2010
December 6, 2010	$0.10	7,964	December 31, 2010	January 14, 2011
March 8, 2011	$0.10	7,857	March 31, 2011	April 15, 2011
June 27, 2011	$0.125	9,364	July 7, 2011	July 15, 2011
September 14, 2011	$0.125	9,035	September 30, 2011	October 14, 2011
Note 7. Shareholders’ Equity and Share Based Payment
     In March 2011, the Company’s Board of Directors authorized the repurchase of up to $60,000 of the Company’s common shares. In June 2011, the Company’s Board of Directors authorized an increase in the Company’s share repurchase program by up to an additional $30,000 of its common shares, for a total of up to $90,000 of its common shares in the aggregate. Under the program, the Company may purchase its common shares from time to time in the open market or in privately negotiated transactions. The amount and timing of the purchases will depend on a number of factors, including the price and availability of the Company’s common shares, trading volume and general market conditions. The Company may also from time to time establish a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”) to facilitate purchases of its common shares under this authorization. Through September 30, 2011, we repurchased 7,552,820 shares at a total cost of $90,000 including commissions, completing the share purchases to the authorized amounts.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
Weighted-average shares:
Common shares outstanding	78,536,704	72,950,361	78,470,237	75,791,005
Restricted common shares	1,048,237	970,559	1,137,163	965,655

Total weighted-average shares	79,584,941	73,920,920	79,607,400	76,756,660

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2011

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
Percentage of weighted-average shares:
Common shares outstanding	98.68%	98.69%	98.57%	98.74%
Restricted common shares	1.32%	1.31%	1.43%	1.26%

Total	100.00%	100.00%	100.00%	100.00%

     The calculations of both basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
Earnings per share — Basic:
Net income	$8,569	$22,665	$45,587	$88,651
Less: Distributed and undistributed earnings allocated to restricted common shares (a)	(113)	(298)	(651)	(1,115)

Earnings available to common shareholders — Basic	$8,456	$22,367	$44,936	$87,536

Weighted-average common shares outstanding — Basic	78,536,704	72,950,361	78,470,237	75,791,005

Earnings per common share — Basic	$0.11	$0.31	$0.57	$1.15

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2010		2011		2010		2011
Earnings per share — Diluted:
Net income	$8,569		$22,665		$45,587		$88,651
Less: Distributed and undistributed earnings allocated to restricted common shares (a)	(113)		(298)		(651)		(1,115)

Earnings available to common shareholders — Diluted	$8,456		$22,367		$44,936		$87,536

Weighted-average common shares outstanding — Basic	78,536,704		72,950,361		78,470,237		75,791,005
Effect of dilutive shares	—	(b)	—	(b)	—	(b)	—	(b)

Weighted-average common shares outstanding — Diluted	78,536,704		72,950,361		78,470,237		75,791,005

Earnings per common share — Diluted	$0.11		$0.31		$0.57		$1.15

(a)	For the three months ended September 30, 2010 and 2011, distributed and undistributed earnings allocated to restricted shares is 1.32% and 1.31%, respectively, of net income. For the nine months ended September 30, 2010 and 2011, distributed and undistributed earnings to restricted shares is 1.43% and 1.26%, respectively, of net income. The amount of restricted share forfeitures for all periods present is immaterial to the allocation of distributed and undistributed earnings.

(b)	For the three and nine months ended September 30, 2010 and 2011, we have no dilutive shares.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2011
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
     The sources of income from continuing operations before income taxes for the three and nine months ended September 30, 2010 and 2011 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
U.S. operations	$218	$372	$1,240	$1,195

Non-U.S. operations	8,504	23,530	48,350	93,497

Total	$8,722	$23,902	$49,590	$94,692

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
     Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
Notional U.S. federal income tax expense at the statutory rate	$3,053	$8,365	$17,357	$33,142
U.S. state and local income tax, net	17	20	78	68
Non-U.S. operations:
Bermuda	135	(3,597)	(8,035)	(19,832)
Ireland	(3,065)	(1,246)	(6,269)	(4,167)
Other low tax jurisdictions	5	(2,097)	(14)	(3,740)
Non-deductible expenses in the U.S.	135	18	1,025	806
Other	(127)	(226)	(139)	(236)

Provision for income taxes	$153	$1,237	$4,003	$6,041

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2011
Note 10. Interest, Net
     The following table shows the components of interest, net:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities(1)	$40,144	$42,066	$111,090	$129,757
Hedge ineffectiveness (gains) losses	764	(118)	2,533	(716)
Amortization of interest rate derivatives related to deferred losses (2)	2,338	5,717	6,412	13,943
Amortization of deferred financing fees and notes discount (3)	5,734	2,977	11,494	12,394

Interest Expense	48,980	50,642	131,529	155,378
Less interest income	(207)	(95)	(247)	(355)
Less capitalized interest	(1,320)	(1,675)	(2,704)	(4,639)

Interest, net	$47,453	$48,872	$128,578	$150,384

(1)	For the nine months ended September 30, 2011, includes the loan termination fee of $3,196 related to an aircraft sold in June 2011.

(2)	For the three months ended September 30, 2011, includes accelerated amortization of deferred hedge losses in the amount of $1,704 related to an aircraft sold in September 2011. For the nine months ended September 30, 2011, includes accelerated amortization of deferred hedge losses in the amount of $3,543 related to two aircraft sold in 2011.

(3)	For the three and nine months ended September 30, 2010, includes the write-off of deferred financing fees of $2,471 related to the pay-off of a term financing loan and a secured credit facility. For the nine months ended September 30, 2011, includes the write-off of deferred financing fees of $2,456 related to an aircraft sold in June 2011.
Note 11. Commitments and Contingencies
     On June 20, 2007, we entered into an acquisition agreement (the “Airbus A330 Agreement”), under which we agreed to acquire new A330 aircraft (the “New A330 Aircraft”), from Airbus S.A.S. At September 30, 2011, we had two New A330 Aircraft remaining to be delivered, one of which is scheduled for delivery in the fourth quarter of 2011 and one of which is scheduled for delivery in 2012. In addition, as of September 30, 2011, we committed to acquire approximately $97,350 of aircraft which we expect to take delivery of in the fourth quarter of 2011.
     Committed amounts to acquire, convert, and modify aircraft including, where applicable, our estimate of adjustments for configuration changes, engine acquisition costs, contractual price escalations and other adjustments, net of amounts already paid, are approximately $187,576 in 2011 and $87,692 in 2012.
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
     In September 2011, we entered into a series of interest rate forward contracts with a combined notional amount of $645,543. These forward starting interest rate derivatives are hedging the variable rate interest payments related to Securitization No. 2 for the period June 2012 through June 2017. These interest rate derivatives were designated at inception as cash flow hedges for accounting purposes.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2011
     We held the following interest rate derivatives as of September 30, 2011:

	Derivative Liabilities
				Future
	Current			Maximum
	Notional	Effective	Maturity	Notional	Floating	Fixed
Hedged Item	Amount	Date	Date	Amount	Rate	Rate	Balance Sheet Location	Fair Value
Interest rate derivatives designated as cash flow hedges:

Currently in effect:

Securitization No. 1	$382,841	Jun-06	Jun-16	$382,841	1M LIBOR + 0.27%	5.78%	Fair value of derivative liabilities	$62,727

Securitization No. 2	961,282	Jun-07	Jun-12	961,282	1M LIBOR	5.25% to 5.36%	Fair value of derivative liabilities	32,252

Term Financing No. 1	549,940	Jun-08	May-13	549,940	1M LIBOR	4.04%	Fair value of derivative liabilities	29,301

Total interest rate derivatives currently in effect	$1,894,063			$1,894,063				124,280

Forward starting:
Securitization No. 2	$—	Jun-12	Jun-17	$645,543	1M LIBOR	1.26% to 1.28%	Fair value of derivative liabilities	2,550

Term Financing No. 1	—	May-13	May-15	477,838	1M LIBOR	5.31%	Fair value of derivative liabilities	30,744

Total forward starting interest rate derivatives	$—			$1,123,381				33,294

Total interest rate derivative liabilities								$157,574

     The weighted average interest pay rate of these derivatives at December 31, 2010 and September 30, 2011 was 5.01% and 5.03%, respectively.
     For the nine months ended September 30, 2011, the amount of loss reclassified from accumulated other comprehensive income (“OCI”) into interest expense related to net interest settlements on active interest rate derivatives was $68,321. The amount of loss expected to be reclassified from OCI into interest expense over the next 12 months related to net interest settlements on active interest rate derivatives is $70,154.
     Our interest rate derivatives involve counterparty credit risk. As of September 30, 2011, our interest rate derivatives are held with the following counterparties: JP Morgan Chase Bank NA, Citibank Canada NA, HSH Nordbank AG and Wells Fargo Bank NA. All of our counterparties or guarantors of these counterparties are considered investment grade (senior unsecured ratings of A3 or above) by Moody’s Investors Service. All are also considered investment grade (long-term foreign issuer ratings of A or above) by Standard and Poor’s, except HSH Nordbank AG, which is not rated. We do not anticipate that any of these counterparties will fail to meet their obligations.
     In addition to the derivative liability above, another component of the fair value of our interest rate derivatives is accrued interest. As of September 30, 2011, accrued interest payable included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheet was $5,123 related to interest rate derivatives designated as cash flow hedges.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2011
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
     Following is the effect of interest rate derivatives on the statement of financial performance for the nine months ended September 30, 2011:

Effective Portion				Ineffective Portion
			Amount of		Amount of
Derivatives in	Amount of	Location of	Gain or (Loss)	Location of	Gain or (Loss)
ASC 815	Gain or (Loss)	Gain or (Loss)	Reclassified from	Gain or (Loss)	Recognized in
Cash Flow	Recognized in OCI	Reclassified from	Accumulated OCI	Recognized in	Income on
Hedging	on Derivative	Accumulated OCI	into Income	Income on	Derivative
Relationships	(a)	into Income	(b)	Derivative	(c)
Interest rate derivatives	$(46,051)	Interest expense	$(77,522)	Interest expense	$(968)

(a)	This represents the change in fair market value of our interest rate derivatives since year end, net of taxes, offset by the amount of actual cash paid related to the net settlements of the interest rate derivatives for each of the nine months ended September 30, 2011.

(b)	This represents the amount of actual cash paid, net of taxes, related to the net settlements of the interest rate derivatives for each of the nine months ended September 30, 2011 plus any effective amortization of net deferred interest rate derivative losses.

(c)	This represents both realized and unrealized ineffectiveness incurred during the nine months ended September 30, 2011 excluding accelerated amortization of deferred losses of $3,551.

Amount of Gain
	Location of Gain	or (Loss)
	or (Loss)	Recognized in
Derivatives Not Designated as	Recognized in Income	Income on
Hedging Instruments under ASC 815	On Derivative	Derivative
Interest rate derivatives	Other income (expense)	$(733)

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2011
     The following table summarizes the deferred (gains) losses and related amortization into interest expense for our terminated interest rate derivative contracts for the nine months ended September 30, 2010 and 2011:

								Amount of Deferred
								(Gain) or Loss
								Amortized		Amount of
							Unamortized	(including Accelerated		Deferred
							Deferred	Amortization) into		(Gain) or Loss
	Original					Deferred	(Gain) or Loss	Interest Expense for		Expected to be
	Maximum			Fixed		(Gain) or	at	the Nine Months Ended		Amortized
	Notional	Effective	Maturity	Rate	Termination	Loss Upon	September 30,	September 30,		over the Next
Hedged Item	Amount	Date	Date	%	Date	Termination	2011	2010	2011	Twelve Months
Securitization No. 1	$400,000	Dec-05	Aug-10	4.61	Jun-06	$(12,968)	$—	$(1,847)	$—	$—

Securitization No. 1	200,000	Dec-05	Dec-10	5.03	Jun-06	(2,541)	—	(191)	—	—

Securitization No. 2	500,000	Mar-06	Mar-11	5.07	Jun-07	(2,687)	—	(511)	(122)	—

Securitization No. 2	200,000	Jan-07	Aug-12	5.06	Jun-07	(1,850)	(272)	(264)	(251)	(272)

Securitization No. 2	410,000	Feb-07	Apr-17	5.14	Jun-07	(3,119)	(1,399)	(267)	(264)	(347)

Term Financing No. 1	150,000	Jul-07	Dec-17	5.14	Mar-08	15,281	8,138	1,450	1,347	1,676

Term Financing No. 1	440,000	Jun-07	Feb-13	4.88	Partial — Mar-08 Full — Jun-08	26,281	6,413	4,229	3,927	4,884

Term Financing No. 1	248,000	Aug-07	May-13	5.33	Jun-08	9,888	2,462	2,233	1,228	1,553

2010-1 Notes	360,000	Jan-08	Feb-19	5.16	Partial — Jun-08 Full — Oct-08	23,077	9,112	1,390	1,058	815

ECA Term Financing for New A330 Aircraft	238,000	Jan-11	Apr-16	5.23	Dec-08	19,430	14,907	13	3,525 (1)	3,825

ECA Term Financing for New A330 Aircraft	231,000	Apr-10	Oct-15	5.17	Partial — Jun-08 Full — Dec-08	15,310	9,941	177	1,791	3,379

ECA Term Financing for New A330 Aircraft	238,000	Jul-11	Sep-16	5.27	Dec-08	17,254	14,265	—	1,704 (2)	2,584

Total						$103,356	$63,567	$6,412	$13,943	$18,097

(1)	Includes accelerated amortization of deferred losses in the amount of $1,839 related to an aircraft sold during the period.

(2)	Represents accelerated amortization of deferred losses related to an aircraft sold during the period.
     For the nine months ended September 30, 2011, the amount of deferred net loss (including $3,551 of accelerated amortization) reclassified from OCI into interest expense related to our terminated interest rate derivatives was $13,943. The amount of deferred net loss expected to be reclassified from OCI into interest expense over the next 12 months related to our terminated interest rate derivatives is $18,097. Over the next twelve months, we expect the amortization of deferred net losses to increase as the gains on Securitizations No. 1 and No. 2 are either fully amortized or will be in the near future and the losses on the forward starting A330 swaps begin to amortize as we take delivery of these aircraft.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2011
     The following table summarizes amounts charged directly to the consolidated statement of income for the three and nine months ended September 30, 2010 and 2011, respectively, related to our interest rate derivatives:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
Interest Expense:
Hedge ineffectiveness (gains) losses	$764	$(118)	$2,533	$(716)

Amortization:
Accelerated amortization of deferred losses(1)	313	1,704	766	3,551
Amortization of deferred losses	2,025	4,013	5,646	10,392

Total Amortization	2,338	5,717	6,412	13,943

Total charged to interest expense	$3,102	$5,599	$8,945	$13,227

Other Income (Expense):
Mark to market gains (losses) on undesignated interest rate derivatives	$(444)	$(117)	$(990)	$(733)

Total charged to other income (expense)	$(444)	$(117)	$(990)	$(733)

(1)	For the three months ended September 30, 2011, includes accelerated amortization of deferred hedge losses in the amount of $1,704 related to an aircraft sold in September 2011. For the nine months ended September 30, 2011, includes accelerated amortization of deferred hedge losses in the amount of $3,543 related to two aircraft sold in 2011.
Note 13. Other Assets
     The following table describes the principal components of other assets on our consolidated balance sheet as of:

	December 31,	September 30,
	2010	2011
Deferred debt issuance costs, net of amortization of $43,826 and $52,382, respectively	$30,045	$36,207
Deferred federal income tax asset	11,905	12,311
Lease incentives and lease premiums, net of amortization of $26,749 and $19,444, respectively	9,115	16,003
Other assets	14,492	14,371

Total other assets	$65,557	$78,892

Note 14. Accounts Payable, Accrued Expenses and Other Liabilities
     The following table describes the principal components of accounts payable, accrued expenses and other liabilities recorded on our consolidated balance sheet as of:

	December 31,	September 30,
	2010	2011
Accounts payable and accrued expenses	$32,145	$39,479
Deferred federal income tax liability	24,114	28,950
Accrued interest payable	20,211	13,519

Total accounts payable, accrued expenses and other liabilities	$76,470	$81,948

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2011
Note 15. Accumulated Other Comprehensive Income (Loss)
     Accumulated other comprehensive income (loss) includes the changes in the fair value of derivatives, reclassification into earnings of amounts previously deferred relating to our derivative financial instruments and the change in unrealized appreciation of debt securities. Total accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2010 and 2011 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
Net income	$8,569	$22,665	$45,587	$88,651
Net change in fair value of derivatives, net of tax benefit of $52 and tax expense of $48 for the three months ended, and tax benefit of $332 and tax expense of $576 for the nine months ended, September 30, 2010 and 2011, respectively	(7,716)	(2,967)	(37,541)	21,079
Derivative loss reclassified into earnings	2,338	5,717	6,412	13,943

Total comprehensive income (loss)	$3,191	$25,415	$14,458	$123,673

     The following table sets forth the components of accumulated other comprehensive income (loss), net of tax where applicable, at December 31, 2010 and September 30, 2011:

Accumulated
Other
Comprehensive
Income (Loss)
December 31, 2010, net of tax benefit of $2,789	$(248,220)
Net change in fair value of derivatives, net of tax expense of $576	21,079
Derivative loss reclassified into earnings	13,943

September 30, 2011	$(213,198)

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
OVERVIEW
     We are a global company that acquires, leases, and sells high-utility commercial jet aircraft to passenger and cargo airlines throughout the world. High-utility aircraft are generally modern, operationally efficient jets with a large operator base and long useful lives. As of September 30, 2011, our aircraft portfolio consisted of 138 aircraft that were leased to 61 lessees located in 34 countries, and managed through our offices in the United States, Ireland and Singapore. Typically, our aircraft are subject to net operating leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs, although in a majority of cases, we are obligated to pay a portion of specified maintenance or modification costs. From time to time, we also make investments in other aviation assets. Our revenues and income from continuing operations for the three and nine months ended September 30, 2011 were $141.5 million and $22.7 million and $448.3 million and $88.7 million, respectively.
     The availability of equity and debt capital remains limited for the type of aircraft investments we are currently pursuing. However, we plan to grow our business and profits over the long term by continuing to employ our fundamental business strategy by:
•	Selectively investing in additional commercial jet aircraft and other aviation assets when attractively priced opportunities and cost effective financing are available. We believe the large and growing aircraft market will continue to provide significant acquisition opportunities over the long term. We also believe the contraction in traditional aviation bank debt lending capacity will offer attractive near term investment opportunities. We regularly evaluate potential aircraft acquisitions and expect to continue our investment program through additional passenger and cargo aircraft purchases when attractively priced opportunities and cost effective financing are available.

•	Maintaining an efficient capital structure by using various long-term financing structures to obtain cost effective financing and leveraging the efficient operating platform and strong operating track record we have established. We have financed our aircraft acquisitions using various long-term debt structures obtained through several different markets to obtain cost effective financing. In this regard, we believe having corporate credit ratings from Standard & Poor’s and Moody’s enables us to access a broader pool of capital than many of our peers. Notwithstanding the contraction in traditional aviation bank lending capacity, we expect capital to continue to be available, thus allowing us to acquire additional aircraft and other aviation assets to optimize the return on our investments and to grow our business and profits. We will also seek opportunities to increase our profits by leveraging the efficient operating platform we have established.

•	Reinvesting a portion of the cash flows generated by our business in additional aviation assets and/or our own debt and equity securities. Aircraft have a finite useful life and through a strategy of reinvesting a portion of our cash flows from operations and asset sales in our business, we will generally seek to maintain and grow our asset and earnings base.

•	Selling assets when attractive opportunities arise and for portfolio management purposes. We pursue asset sales as opportunities over the course of the business cycle with the aim of realizing profits and reinvesting proceeds where more accretive investments are available. We also use asset sales for portfolio management purposes such as reducing lessee specific concentrations and lowering residual value exposures to certain aircraft types.
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
     Thus far in 2011, air traffic data have continued to demonstrate improvement in both the passenger and cargo markets. According to the International Air Transport Association, passenger and cargo traffic demand increased by 6.3% and 0.1%, respectively, for the first nine months of 2011 as compared to the same period in 2010, though we have seen signs that air cargo demand has softened recently. The effects of the tsunami in Japan on the electronics and automotive industries’ supply chains and a slowing of growth in some leading economies have been key factors in a slowdown in the cargo markets. Moreover, there are significant regional variations in both passenger and cargo demand, and airlines operating primarily in areas with slower economic growth, such as Europe, or with political instability, such as North Africa and the Middle East, may see more modest growth. The longer term trends are, nevertheless, encouraging and we believe that passenger and cargo traffic will likely increase over time. As a result, we expect that demand for high-utility aircraft will continue to remain strong. We believe the market will be driven, to a large extent, by expansion of emerging market economies and rising levels of per capita air travel in those markets.
     We intend to pay regular quarterly dividends to our shareholders. On March 8, 2011, our board of directors declared a regular quarterly dividend of $0.10 per common share, or an aggregate of $7.9 million, for the three months ended March 31, 2011, which was paid on April 15, 2011 to holders of record on March 31, 2011. On June 27, 2011, our board of directors declared a regular quarterly dividend of $0.125 per common share, or an aggregate of $9.4 million, for the three months ended June 30, 2011, which was paid on July 15, 2011 to holders of record on July 7, 2011. On September 14, 2011, our board of directors declared a regular quarterly dividend of $0.125 per common share, or an aggregate of $9.0 million, for the three months ended September 30, 2011, which was paid on October 14, 2011 to holders of record on September 30, 2011. These dividends may not be indicative of the amount of any future dividends.
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
2011 Lease Expirations and Lease Placements
•	Lease expirations and terminations — placements. In early 2011 we had 11 aircraft with scheduled lease expirations during the year. During the course of 2011 we have had an additional eight aircraft to place, due to early lease terminations or acquisitions of off-lease aircraft. Of these 19 aircraft, we have new leases, lease extensions, sales or sale commitments executed for 17 aircraft, and currently have two aircraft that we are marketing for lease or sale in 2011. The two aircraft we are remarketing for lease or sale in 2011 represent less than one percent of our net book value of flight equipment held for lease at September 30, 2011.

•	Aircraft acquisitions — placements. At January 1, 2011, we were scheduled to take delivery of seven of the new A330 aircraft (the “New A330 Aircraft”) from Airbus S.A.S. in 2011, with one of these aircraft committed for lease to an affiliate of the HNA Group, and the remaining six of these aircraft committed for lease to South African Airways (PTY) LTD, or SAA. The first three aircraft committed for lease to SAA were delivered in the first half of 2011. In the third quarter of 2011, we delivered two additional New A330 Aircraft to SAA and one freighter-configured New A330 Aircraft to an affiliate of the HNA Group. One of the New A330 Aircraft we delivered to SAA in the third quarter of 2011 was immediately sold upon delivery. We have one remaining New A330 Aircraft delivery to SAA scheduled in 2011, and we have also committed to sell this aircraft upon delivery. In addition:
•	In April 2011, we acquired an off-lease Boeing Model 747-400 passenger aircraft and we inducted the aircraft into a freighter conversion modification program, a process we expect to complete in early 2012. We have a commitment to lease this aircraft upon completion of the freighter conversion process.

•	In September 2011, we acquired an off-lease Boeing Model 747-400 passenger aircraft and we inducted the aircraft into a freighter conversion modification program, a process we expect to complete in early 2012. We have a commitment to lease this aircraft upon completion of the freighter conversion process.

•	We acquired 16 other aircraft thus far in 2011, all of which were on lease when we acquired them.
2012 Lease Expirations and Lease Placements
•	Scheduled Lease expirations — placements. In early 2011, we had 24 aircraft with scheduled lease expirations in 2012. During the course of 2011, we have executed lease renewals, or commitments for lease renewals, for 13 aircraft and currently have 11 aircraft that we are marketing for lease or sale in 2012. Those 24 aircraft represented 15% of our total net book value at September 30, 2011.

•	Aircraft acquisitions — placements. We are scheduled to take delivery of the final New A330 Aircraft in 2012, and we have executed a lease agreement for this aircraft with Virgin Australia Airlines. In July 2011, we acquired a Boeing Model 747-400 aircraft that is on lease in passenger configuration. We expect to convert this aircraft into freighter configuration and we are currently marketing the aircraft for lease upon completion of this process.
2013-2015 Lease Expirations and Lease Placements
•	Scheduled lease expirations — placements. Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in the period 2013-2015 representing the percentage of our net book value of flight equipment held for lease at September 30, 2011 specified below:
•	2013: 26 aircraft, representing 10%;

•	2014: 30 aircraft, representing 14%; and

•	2015: 15 aircraft, representing 6%.
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

Acquisitions and Dispositions
     Thus far in 2011, we have acquired 18 aircraft:
•	Six New A330 Aircraft under our acquisition agreement, which we refer to as the Airbus A330 Agreement. Three of these aircraft delivered in the first half of 2011, and three delivered in the third quarter of 2011. One of the aircraft we delivered to SAA in the third quarter of 2011 was sold upon delivery.

•	Three Boeing Model 747-400 aircraft in passenger configuration, two off-lease aircraft which we have inducted into freighter conversion modification programs and which are committed for lease upon completion of the conversions, and one on-lease aircraft which we expect to convert into a freighter.

•	One Boeing Model 777-300ER aircraft, four Boeing Model 737-800 aircraft, one Airbus Model A320-200 passenger aircraft and three Boeing Model 757-200 aircraft.
     Our investments in these aircraft acquisitions in 2011 have totaled approximately $852.9 million, excluding freighter conversion payments.
     We also have commitments to acquire four aircraft, including:
•	Two New A330 Aircraft, one of which is expected to deliver later in the fourth quarter of 2011 and which we have committed to sell upon delivery, and one is expected to deliver in the first half of 2012.

•	Two McDonnell Douglas Model MD-11F freighter aircraft which we expect to acquire in a sale-leaseback transaction in the fourth quarter of 2011.
     These commitments total approximately $244.0 million.
     We sold eight aircraft in 2011, four Boeing Model 737-400SF aircraft, one Boeing Model 737-400F aircraft, one Boeing Model 737-500 aircraft and two Airbus Model A330-200 aircraft, for an aggregate sales price of approximately $330.1 million.

     The following table sets forth certain information with respect to the aircraft owned by us as of September 30, 2011:
AIRCASTLE AIRCRAFT INFORMATION (Dollars in millions)

Owned
Aircraft as of
September 30, 2011(1)
Flight Equipment Held for Lease	$4,197
Number of Aircraft	138
Latest Generation Aircraft (Percentage of Total Aircraft)	93%
Number of Lessees	61
Number of Countries	34
Weighted Average Age — Passenger (years)(2)	11.4
Weighted Average Age — Freighter (years)(2)	9.4
Weighted Average Age — Combined (years)(2)	10.8
Weighted Average Remaining Passenger Lease Term (years)(3)	4.1
Weighted Average Remaining Cargo Lease Term (years)(3)	6.9
Weighted Average Remaining Combined Lease Term (years)(3)	5.0
Weighted Average Fleet Utilization for the three months ended September 30, 2011(4)	99%
Weighted Average Fleet Utilization for the nine months ended September 30, 2011 (4)	98%

(1)	Calculated using net book value as of September 30, 2011.

(2)	Weighted average age (years) by net book value.

(3)	Weighted average remaining lease term (years) by net book value.

(4)	Aircraft on-lease days as a percent of total days in period weighted by net book value, excluding aircraft in freighter conversion.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of
	September 30, 2011
	Number of	% of Net
	Aircraft	Book Value
Aircraft Type
Passenger:
Narrowbody	83	37%
Midbody	30	30%
Widebody (1)	3	3%

Total Passenger	116	70%
Freighter (2)	22	30%

Total	138	100%

Manufacturer
Boeing	85	55%
Airbus	53	45%

Total	138	100%

Regional Diversification
Europe	65	43%
Asia	35	24%
North America	14	9%
Latin America	10	6%
Middle East and Africa	9	16%
Off-lease(3).	5	2%

Total	138	100%

(1)	Includes one Boeing Model 747-400 aircraft that will begin the conversion process from passenger to freighter in the fourth quarter of 2011 and for which we have a commitment for lease post-conversion with a customer in North America.

(2)	Includes one Boeing Model 747-400 aircraft being converted from passenger to freighter configuration and for which we have a commitment for a lease post-conversion with a customer in North America.

(3)	Includes two Boeing Model 747-400 aircraft being converted from passenger to freighter configuration and for which we have commitments for lease post-conversion with a customer in North America; two Airbus Model A320-200 aircraft, one of which is subject to a lease commitment with a customer in Asia and the other of which is subject to a lease commitment with a customer in Europe; and one Boeing Model 737-400 aircraft that is being marketed for sale.
     Our owned aircraft portfolio as of September 30, 2011 is listed in Exhibit 99.1 to this report. We consider approximately 93% of the total aircraft and 95% of the freighters we owned as of September 30, 2011 to be the most current technology for the relevant airframe and engine type and airframe size, as listed under the headings “Latest Generation Narrowbody Aircraft,” “Latest Generation Midbody Aircraft,” “Latest Generation Widebody Aircraft” and “Latest Generation Widebody Freighter Aircraft” in Exhibit 99.1 to this report.
     Of our owned aircraft portfolio as of September 30, 2011, $3.6 billion, representing 117 aircraft and 86% of the net book value of our aircraft, was encumbered by secured debt financings, and $0.6 billion, representing 21 aircraft and 14% of the net book value of our aircraft, was unencumbered by secured debt financings.

     Our largest customer represents less than 9% of the net book value of flight equipment held for lease at September 30, 2011. Our top 15 customers for aircraft we owned at September 30, 2011, representing 71 aircraft and 66% of the net book value of flight equipment held for lease, are as follows:

			Number of
Percent of Net Book Value	Customer	Country	Aircraft
Greater than 6% per customer	South African Airways	South Africa	4
	HNA Group (1)	China	9
	Emirates	United Arab Emirates	2

3% to 6% per customer	Martinair(2)	Netherlands	5
	China Eastern Airlines(3)	China	10
	US Airways	USA	8
	SriLankan Airlines	Sri Lanka	5
	Airbridge Cargo(4)	Russia	2
	Iberia Airlines	Spain	6
	GOL (5)	Brazil	6

Less than 3% per customer	KLM (2)	Netherlands	1
	World Airways	USA	2
	Icelandair(6)	Iceland	5
	Korean Air	South Korea	2
	Cimber	Denmark	4

(1)	Nine aircraft on lease to affiliates of the HNA Group, although the HNA Group does not guarantee the leases.

(2)	Martinair is a wholly owned subsidiary of KLM. Although KLM does not guarantee Martinair’s obligations under the relevant lease, if combined, the two, together with two other affiliated customers, represent 10% of flight equipment held for lease.

(3)	Includes the aircraft leased by China Eastern Airlines and its subsidiaries, Shanghai Airlines and China Cargo Airlines. China Eastern Airlines does not guarantee the obligations of the aircraft we lease to Shanghai Airlines or to China Cargo Airlines.

(4)	Guaranteed by Volga-Dnepr.

(5)	GOL has guaranteed the obligations of an affiliate, VRG Linhas Aereas, and accordingly, the two are shown combined in the above table.

(6)	Icelandair Group hf, the parent company of Icelandair, has guaranteed the obligations of an affiliate, SmartLynx, and accordingly, the two are shown combined in the above table.
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
RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2010 to the three months ended September 30, 2011:

	Three Months Ended
	September 30,
	2010	2011
	(Dollars in thousands)
Revenues:
Lease rental revenue	$133,486	$145,890
Amortization of net lease discounts and lease incentives	(4,203)	(4,709)
Maintenance revenue	2,540	—

Total lease rentals	131,823	141,181
Other revenue	424	326

Total revenues	132,247	141,507

Expenses:
Depreciation	55,703	60,132
Interest, net	47,453	48,872
Selling, general and administrative	11,334	12,200
Impairment of aircraft	7,342	1,236
Maintenance and other costs	1,192	4,045

Total operating expenses	123,024	126,485

Other income (expense):
Gain (loss) on sale of flight equipment	—	8,997
Other income (expense)	(501)	(117)

Total other income (expense)	(501)	8,880

Income from continuing operations before income taxes	8,722	23,902
Income tax provision	153	1,237

Net income	$8,569	$22,665

Revenues:
     Total revenues increased by 7.0% or $9.3 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, primarily as a result of the following:
     Lease rental revenue. The increase in lease rental revenue of $12.4 million for the three months ended September 30, 2011 as compared to the same period in 2010 was primarily the result of:
•	$25.4 million of revenue from seven aircraft purchased in 2011, and the full quarter revenue of ten aircraft purchased in 2010.
     This increase was offset partially by a decrease in revenue of:
•	$6.2 million due to aircraft sales and disposals;

•	$4.0 million due to lease extensions and transitions at lower rentals; and

•	$2.8 million from the effect of lease terminations.

Amortization of net lease discounts and lease incentives.

	Three Months Ended
	September 30,
	2010	2011
	(Dollars in thousands)
Amortization of lease discounts	$596	$612
Amortization of lease premiums	(76)	(646)
Amortization of lease incentives	(4,723)	(4,675)

Amortization of net lease discounts and lease incentives	$(4,203)	$(4,709)

     As more fully described above under “Revenues”, lease incentives represent our estimated portion of the lessee’s cost for heavy maintenance, overhaul or replacement of certain high-value components which is amortized over the life of the related lease. As we enter into new leases, the amortization of lease incentives generally increases and conversely if a related lease terminates, the related unused lease incentive liability will reduce the amortization of lease incentives. The increase in amortization of lease premiums is due to one aircraft acquired during the third quarter of 2011. The lease on this aircraft will expire at the end of the first quarter of 2012.
     Maintenance revenue.

	Three Months Ended September 30,
	2010		2011
	Dollars	Number of	Dollars	Number of
	(in thousands)	Leases	(in thousands)	Leases

Unscheduled lease terminations	$2,457	1	$—	—
Scheduled lease terminations	83	—	—	—

Maintenance revenue	$2,540	1	$—	—

     Unscheduled lease terminations. For the three months ended September 30, 2010, we recorded maintenance revenue totaling $1.8 million primarily from an unscheduled lease termination of one aircraft. Comparatively, for the same period in 2011, we did not record any maintenance revenue from unscheduled lease terminations as we did not have any terminations. See “Summary of Impairments and Recoverability Assessment” below for a detailed discussion of the related impairment charges for certain aircraft.
     Scheduled lease terminations. For the three months ended September 30, 2010, we recorded maintenance revenue from scheduled lease terminations totaling $0.1 million associated with maintenance revenue from one leased engine, as we had no scheduled lease terminations during the period. Comparatively, for the same period in 2011, we did not record any maintenance revenue from scheduled lease terminations as we did not have any terminations.
Operating Expenses:
     Total operating expenses increased by 2.8%, or $3.5 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 primarily as a result of the following:
     Depreciation expense increased by $4.4 million for the three months ended September 30, 2011 over the same period in 2010. The net increase is primarily the result of:
•	$6.5 million increase in depreciation for aircraft acquired.
     This increase was offset partially by:
•	a $1.5 million decrease in depreciation for aircraft sold.

     Interest, net consisted of the following:

	Three Months Ended
	September 30,
	2010	2011
	(Dollars in thousands)
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$40,144	$42,066
Hedge ineffectiveness (gains) losses	764	(118)
Amortization of interest rate derivatives related to deferred losses (1)	2,338	5,717
Amortization of deferred financing fees and notes discount (2)	5,734	2,977

Interest Expense	48,980	50,642
Less interest income	(207)	(95)
Less capitalized interest	(1,320)	(1,675)

Interest, net	$47,453	$48,872

(1)	For the three months ended September 30, 2011, includes accelerated amortization of deferred hedge losses in the amount of $1,704 related to an aircraft sold in September 2011.

(2)	For the three months ended September 30, 2010, includes the write-off of deferred financing fees of $2,471 related to the pay-off of a term financing loan and a secured credit facility.
     Interest, net increased by $1.4 million, or 3.0%, over the three months ended September 30, 2010. The net increase is primarily a result of:
•	a $1.9 million increase in interest on our borrowings due to higher weighted average debt outstanding ($2.79 billion for the three months ended September 30, 2011 as compared to $2.60 billion for the three months ended September 30, 2010); and

•	a $3.4 million increase in the amortization of deferred losses including $1.7 million of accelerated amortization resulting from the sale of one Airbus A330 aircraft.
These increases were offset partially by:

•	a $2.8 million decrease in amortization of deferred financing fees primarily due to the repayment of two of our loan facilities in the prior year;

•	a $0.9 million decrease resulting from changes in measured hedge ineffectiveness due to changes in our debt forecast; and

•	a $0.4 million increase in capitalized interest.
     Selling, general and administrative expenses for the three months ended September 30, 2011 increased by $0.9 million over the same period in 2010 primarily due to increased professional fees. Non-cash share based expense was $1.5 million and $1.6 million for the three months ended September 30, 2010 and 2011, respectively.
     Impairment of aircraft was $7.3 million during the three months ended September 30, 2010 which related to one Boeing Model 737-300 aircraft and one Boeing Model 737-500 aircraft. See “Summary of Impairments and Recoverability Assessment” below for a detailed discussion of the related impairment charge for these two aircraft.
     Impairment of aircraft was $1.2 million during the three months ended September 30, 2011 which related to a Boeing Model 737-400 aircraft which we had repossessed following termination of the lease agreement in the second quarter of 2011. The additional impairment for this aircraft during the three months ended September 30, 2011 was triggered by our decision to sell the aircraft, whereupon we adjusted the net book value of the aircraft to its estimated disposition value. See “Summary of Impairments and Recoverability Assessment” below for a detailed discussion of the related impairment charge for this aircraft.

     Maintenance and other costs of $4.0 million for the three months ended September 30, 2011 increased $2.9 million over the same period in 2010 as a result of an increase in aircraft maintenance and other transitions costs relating to unscheduled lease terminations for four aircraft returned to us in the first quarter of 2011 and one aircraft returned to us in the second quarter of 2011.
Other income (expense):
     Total other income for the three months ended September 30, 2011 was $8.9 million as compared to $0.5 million of expense for the same period in 2010. The increase is primarily a result of a $9.0 million increase in the gain on sale of aircraft.
Income Tax Provision:
     Our provision for income taxes for the three months ended September 30, 2010 and 2011 was $0.2 million and $1.2 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland and the United States. The increase in our income tax provision of approximately $1.1 million for the nine months ended September 30, 2011 as compared to the same period in 2010 was attributable to an increase in operating income subject to tax in the U.S. and Ireland.
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
Other comprehensive income

	Three Months Ended
	September 30,
	2010	2011
	(Dollars in thousands)
Net income	$8,569	$22,665
Net change in fair value of derivatives, net of tax benefit of $52 and tax expense of $48, respectively	(7,716)	(2,967)
Derivative loss reclassified into earnings	2,338	5,717

Total comprehensive income (loss)	$3,191	$25,415

     Other comprehensive income was $25.4 million for the three months ended September 30, 2011, an increase of $22.2 million from the $3.2 million of other comprehensive loss for the three months ended September 30, 2010. Other comprehensive income for the three months ended September 30, 2011 primarily consisted of:
•	$22.7 million of net income;

•	a $3.0 million loss from a change in fair value of interest rate derivatives, net of taxes which is due primarily to a downward shift in the 1 Month LIBOR forward curve offset by net settlements for the three months ended September 30, 2011; and

•	$5.7 million of amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.
     Other comprehensive income for the three months ended September 30, 2010 primarily consisted of:
•	$8.6 million of net income;

•	$7.7 million loss from a change in fair value of interest rate derivatives, net of taxes due primarily to a downward shift in the 1 Month LIBOR forward curve offset by net settlements for the three months ended September 30, 2010; and

•	$2.3 million of amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.
Comparison of the nine months ended September 30, 2011 to the nine months ended September 30, 2011:

	Nine Months Ended
	September 30,
	2010	2011
	(Dollars in thousands)
Revenues:
Lease rental revenue	$391,741	$430,361
Amortization of net lease discounts and lease incentives	(13,957)	(10,841)
Maintenance revenue	14,630	25,006

Total lease rentals	392,414	444,526
Other revenue	578	3,733

Total revenues	392,992	448,259

Expenses:
Depreciation	164,272	178,299
Interest, net	128,578	150,384
Selling, general and administrative	34,043	36,309
Impairment of aircraft	7,342	6,436
Maintenance and other costs	6,829	10,944

Total operating expenses	341,064	382,372

Other income (expense):
Gain (loss) on sale of flight equipment	(1,291)	28,958
Other income (expense)	(1,047)	(153)

Total other income (expense)	(2,338)	28,805

Income from continuing operations before income taxes	49,590	94,692
Income tax provision	4,003	6,041

Net income	$45,587	$88,651

Revenues:
     Total revenues increased by 14.1%, or $55.3 million, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, primarily as a result of the following:
     Lease rental revenue. The increase in lease rental revenue of $38.6 million for the nine months ended September 30, 2011 as compared to the same period in 2010 was primarily the result of:
•	$65.7 million of revenue from five new aircraft and two mid-aged aircraft purchased in 2011, and the full nine months of revenue of two new aircraft and nine mid-aged aircraft purchased in 2010.
     This increase was offset partially by a decrease in revenue of:
•	$13.3 million due to aircraft sales and disposals;

•	$8.6 million from the effect of lease terminations; and
•	$5.2 million due to lease extensions and transitions at lower rentals.
     Amortization of net lease discounts and lease incentives.

	Nine Months Ended
	September 30,
	2010	2011
	(Dollars in thousands)
Amortization of lease discounts	$1,851	$1,806
Amortization of lease premiums	(290)	(799)
Amortization of lease incentives	(15,518)	(11,848)

Amortization of net lease discounts and lease incentives	$(13,957)	$(10,841)

     As more fully described above under “Revenues”, lease incentives represent our estimated portion of the lessee’s cost for heavy maintenance, overhaul or replacement of certain high-value components which is amortized over the life of the related lease. As we enter into new leases, the amortization of lease incentives generally increases and conversely if a related lease terminates, the related unused lease incentive liability will reduce the amortization of lease incentives. The decrease in amortization of lease incentives of $3.7 million for the nine months ended September 30, 2011 as compared to the same period in 2010 primarily resulted from unscheduled lease terminations associated with six aircraft.
     Maintenance revenue.

	Nine Months Ended September 30,
	2010		2011
	Dollars		Dollars
	(in thousands)	Number of Leases	(in thousands)	Number of Leases
Unscheduled lease terminations	$3,039	1	$15,257	6
Scheduled lease terminations	11,591	3	9,749	5

Maintenance revenue	$14,630	4	$25,006	11

     Unscheduled lease terminations. For the nine months ended September 30, 2010, we recorded maintenance revenue of $1.8 million from unscheduled lease terminations primarily associated with one aircraft returned in 2010. Comparatively, for the same period in 2011, we recorded maintenance revenue totaling $15.3 million from unscheduled lease terminations primarily associated with six aircraft returned in 2011. See “Summary of Impairments and Recoverability Assessment” below for a detailed discussion of the related impairment charges for certain aircraft.
     Scheduled lease terminations. For the nine months ended September 30, 2010, we recorded maintenance revenue from scheduled lease terminations totaling $11.6 million associated with three aircraft. Comparatively, for the same period in 2011, we recorded $9.7 million, primarily associated with maintenance revenue from five scheduled lease terminations.
     Other revenue was $3.7 million during the nine months ended September 30, 2011, which was primarily due to additional fees paid by lessees in connection with early termination of four leases. We did not receive any similar fees from early lease terminations in the nine months ended September 30, 2010. See “Summary of Impairments and Recoverability Assessment” below for a detailed discussion of the related impairment charges for certain aircraft.
Operating Expenses:
     Total operating expenses increased by 12.1%, or $41.3 million, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 primarily as a result of the following:
     Depreciation expense increased by $14.0 million for the nine months ended September 30, 2011 over the same period in 2010. The net increase is primarily the result of:

•	$18.0 million increase in depreciation for aircraft acquired.
     This increase was offset partially by:
•	a $3.6 million decrease in depreciation for aircraft sold.
     Interest, net consisted of the following:

	Nine Months Ended
	September 30,
	2010	2011
	(Dollars in thousands)
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities(1)	$111,090	$129,757
Hedge ineffectiveness (gains) losses	2,533	(716)
Amortization of interest rate derivatives related to deferred losses(2)	6,412	13,943
Amortization of deferred financing fees and notes discount(3)	11,494	12,394

Interest Expense	131,529	155,378
Less interest income	(247)	(355)
Less capitalized interest	(2,704)	(4,639)

Interest, net	$128,578	$150,384

(1)	For the nine months ended September 30, 2011, includes the loan termination fee of $3,196 related to an aircraft sold in June 2011.

(2)	For the nine months ended September 30, 2011, includes accelerated amortization of deferred hedge losses in the amount of $3,543 related to two aircraft sold in 2011.

(3)	For the nine months ended September 30, 2010, includes the write-off of deferred financing fees of $2,471 related to the pay-off of a term financing loan and a secured credit facility. For the nine months ended September 30, 2011, includes the write-off of deferred financing fees of $2,456 related to an aircraft sold in June 2011.
     Interest, net increased by $21.8 million, or 17.0%, over the nine months ended September 30, 2010. The net increase is primarily a result of:
•	a $15.5 million increase in interest on our borrowings due to higher weighted average debt outstanding ($2.76 billion for the nine months ended September 30, 2011 as compared to $2.48 billion for the nine months ended September 30, 2010);

•	a $3.2 million loan break fee in connection with the repayment of one of our ECA loans in the second quarter of 2011;

•	a $7.5 million increase in the amortization of deferred losses, including $3.5 million of accelerated amortization resulting from the sale of two Airbus A330 aircraft; and

•	a $0.9 million increase in amortization of deferred financing fees primarily due to the addition of our ECA, PDP and unsecured debt financings.

These increases were offset partially by:

•	a $3.2 million decrease resulting from changes in measured hedge ineffectiveness due to changes in our debt forecast; and

•	a $1.9 million increase in capitalized interest.
     Selling, general and administrative expenses for the nine months ended September 30, 2011 increased by $2.3 million over the same period in 2010 primarily due to increased professional fees and compensation. Non-cash share based expense was $5.2 million and $4.7 million for the nine months ended September 30, 2010 and 2011, respectively.
     Impairment of aircraft was $7.3 million during the nine months ended September 30, 2010 which related to one Boeing Model 737-300 aircraft and one Boeing Model 737-500 aircraft. See “Summary of Impairments and Recoverability Assessment” below for a detailed discussion of the related impairment charge for these two aircraft.
     Impairment of aircraft was $6.4 million during the nine months ended September 30, 2011 which related to a Boeing Model 737-400 aircraft which we repossessed following termination of the lease agreement in the second quarter of 2011. See “Summary of Impairments and Recoverability Assessment” below for a detailed discussion of the related impairment charge for this aircraft.
     Maintenance and other costs were $10.9 million for the nine months ended September 30, 2011, an increase of $4.1 million over the same period in 2010. The net increase is primarily an increase in aircraft maintenance and other transitions costs relating to unscheduled lease terminations for four aircraft returned to us in the first quarter of 2011 and one aircraft returned during the second quarter of 2011.
Other income (expense):
     Total other income for the nine months ended September 30, 2011 was $28.8 million as compared to $2.3 million of expense for the same period in 2010. The increase is primarily a result of a $30.2 million increase in the gain on sale of aircraft.
Income Tax Provision:
     Our provision for income taxes for the nine months ended September 30, 2010 and 2011 was $4.0 million and $6.0 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland and the United States. The increase in our income tax provision of approximately $2.0 million for the nine months ended September 30, 2011 as compared to the same period in 2010 was attributable to an increase in operating income subject to tax in the U.S. and Ireland.
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
Other comprehensive income

	Nine Months Ended
	September 30,
	2010	2011
	(Dollars in thousands)
Net income	$45,587	$88,651
Net change in fair value of derivatives, net of tax benefit of $332 and tax expense of $576, respectively	(37,541)	21,079
Derivative loss reclassified into earnings	6,412	13,943

Total comprehensive income	$14,458	$123,673

     Other comprehensive income was $123.7 million for the nine months ended September 30, 2011, an increase of $109.2 million from the $14.5 million of other comprehensive income for the nine months ended September 30, 2010. Other comprehensive income for the nine months ended September 30, 2011 primarily consisted of:
•	$88.7 million of net income;

•	$21.1 million gain from a change in fair value of interest rate derivatives, net of taxes which is due primarily to net settlements for the nine months ended September 30, 2011 partially offset by a downward shift in the 1 Month LIBOR forward curve; and

•	$13.9 million of amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.
     Other comprehensive income for the nine months ended September 30, 2010 primarily consisted of:
•	$45.6 million of net income;

•	$37.5 million loss from a change in fair value of interest rate derivatives, net of taxes due primarily to a downward shift in the 1 Month LIBOR forward curve offset by net settlements for the nine months ended September 30, 2010; and

•	$6.4 million of amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.
     The amount of loss expected to be reclassified from accumulated other comprehensive income into interest expense over the next 12 months consists of net interest settlements on active interest rate derivatives in the amount of $70.2 million and the amortization of deferred net losses from terminated interest rate derivatives in the amount of $18.1 million. See “Liquidity and Capital Resources — Hedging” below for more information on deferred net losses as related to terminated interest rate derivatives.
Summary of Impairments and Recoverability Assessment
     In the three and nine months ended September 30, 2010, we recognized an impairment of $7.3 million related to one Boeing Model 737-300 aircraft and one Boeing Model 737-500 aircraft, which was triggered by the early termination of one of the related leases, a signed forward sales agreement for the other aircraft and the resulting change to estimated future cash flows. The Company recorded $4.4 million related to maintenance revenue from the previous lessee at the end of that lease of the Boeing Model 737-500 aircraft during the three months ended March 31, 2010 and $1.8 million related to maintenance revenue from the previous lessee of the Boeing Model 737-300 aircraft during the three months ended September 30, 2010.
     In the three months ended June 30, 2011, we recognized an impairment of $5.2 million related to a Boeing Model 737-400 aircraft which we repossessed following termination of the lease agreement in the second quarter of 2011. During the three months ended September 30, 2011, we recorded an additional $1.2 million impairment for this Boeing Model 737-400 aircraft triggered by our decision to sell the aircraft, whereupon we adjusted the net book value of the aircraft to its estimated disposition value. During the three months ended June 30, 2011, we recorded $2.3 million related to maintenance revenue and reversed $0.9 million of lease incentive accruals related to the terminated lease of this aircraft.
     As more fully described in our Annual Report on Form 10-K for the year ended December 31, 2010, we perform a recoverability assessment of all aircraft in our fleet, on an aircraft-by-aircraft basis, at least annually. We performed this recoverability assessment during the third quarter of 2011. Management develops the assumptions used in the recoverability assessment based on its knowledge of active lease contracts, current and future expectations of the global demand for a particular aircraft type and historical experience in the aircraft leasing market and aviation industry, as well as information received from third party industry sources. The factors considered in estimating the undiscounted cash flows are impacted by changes in future periods due to changes in contracted lease rates, residual values, economic conditions, technology, airline demand for a particular aircraft type and other factors. While we believe that the estimates and related assumptions used in the recoverability assessment are appropriate, actual results could differ from those estimates. Other than the aircraft discussed above, management believes that the net book value of each aircraft is currently supported by the estimated future undiscounted cash flows expected to be generated by that aircraft, and accordingly, no other aircraft were impaired as a consequence of this recoverability assessment.
     Following our recently completed aircraft recoverability assessment, we changed our economic life assumptions or residual values, or both, for certain aircraft types to reflect changes in market conditions. More specifically, for Airbus A319 aircraft we shortened our economic useful life assumption from 25 years to 22.5 years resulting from what we believe to be a long-term reduction in demand for this lower-capacity variant of the A320 family of aircraft. For “classic” and less fuel efficient narrow-body aircraft consisting of Boeing Model 737-300 and -400 aircraft as well as Airbus A320-200 aircraft with previous generation engines, we reduced our end of life residual value assumptions to reflect weaker market demand and lease rate conditions. As a result of these changes to our estimates, we expect our future annual depreciation expense for the aircraft noted above will be $3.3 million higher in total than our previous estimates.
     At September 30, 2011 we had a total of 26 aircraft, including those aircraft mentioned in the preceding paragraph, with a total net book value of $388 million (accounting for 9.2% of the total net book value of our flight equipment held for lease), that we consider more susceptible to failing our recoverability assessment. The recoverability in the value of these aircraft is more sensitive to changes in contractual cash flows, future cash flow estimates and aircraft residual or scrap. These aircraft fall primarily into a few categories as shown in the table below:

		Percent of Net Book
Aircraft Type	Number of Aircraft	Value
A319-100	4	1.8%
A320-200/B737-300/B737-400	12	2.4%
B767-300ER	8	4.0%
Other (B757-200/MD-11F)	2	1.0%
     While rental rates on Boeing Model 767-300ER aircraft have remained firm over the past year and we see continued demand for this aircraft type for many years, we also anticipate a greater probability that lease rates will soften in time as a result of the continuing success of the Airbus A330 program and as production of the Boeing 787 production eventually ramps up. As such, we believe demand for these aircraft will become more sensitive to changes in economic conditions.
RECENT ACCOUNTING PRONOUNCEMENTS
     In August 2010, the Financial Accounting Standards Board (“FASB”) issued an exposure draft, “Leases” (the “Lease ED”), which would replace the existing guidance in the Accounting Standards Codification (“ASC”) 840 (“ASC 840”), Leases. Under the Lease ED, a lessor would be required to adopt a right-of-use model where the lessor would apply one of two approaches to each lease based on whether the lessor retains exposure to significant risks or benefits associated with the underlying asset. In July 2011, the FASB tentatively decided on a new model for lessor accounting that would require a single approach for all leases, with a few exceptions. Under the new model, a lease receivable would be recognized for the lessor’s right to receive lease payments, a portion of the carrying amount of the underlying asset would be allocated between the right of use granted to the lessee and the lessor’s residual value and profit or loss would only be recognized at commencement if it is reasonably assured. Even though the FASB has not completed all of its deliberations, the decisions made to date were sufficiently different from those published in the Lease ED to warrant re-exposure of the revised proposal. The FASB intends to complete its deliberations and publish a revised proposed leases standard during the first half of 2012. We anticipate that the final standard may have an effective date no earlier than 2016. When and if the proposed guidance becomes effective, it may have a significant impact on the Company’s consolidated financial statements. Although we believe the presentation of our financial statements, and those of our lessees could change, we do not believe the accounting pronouncement will change the fundamental economic reasons for which the airlines lease aircraft. Therefore, we do not believe it will have a material impact on our business.

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
     In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05 (“ASU 2011-05”), Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which gives the option to present the total of comprehensive income either in a single continuous statement of comprehensive net income or in two separate but consecutive statements. In either option, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. If a two statement approach is used, the statement of other comprehensive income should immediately follow the statement of net income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. It also requires the presentation on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. In October 2011, the FASB decided to propose a deferral of the new requirement and issue an exposure draft on the decision. The deferral allows the FASB time to further research the matter, including a proposed requirement to disclose in the notes to the financial statements amounts reclassified out of other comprehensive income. The deferral, if finalized, would not change the other requirements stated above. The deferral would be effective at the same time that the new standard on comprehensive is adopted. ASU 2011-05 is effective for interim and annual reporting periods beginning after December 15, 2011 and should be applied retrospectively. The adoption of ASU 2011-05 will not have a material impact on the Company’s consolidated financial statements.
LIQUIDITY AND CAPITAL RESOURCES
     Our primary sources of liquidity currently are cash on hand, cash generated by our aircraft leasing operations and loans secured by new aircraft we acquire and unsecured borrowings. Our business is very capital intensive, requiring significant investments in order to expand our fleet during periods of growth and investments in maintenance and improvements on our existing portfolio. Our business also generates a significant amount of cash from operations, primarily from lease rentals and maintenance collections. These sources have historically provided liquidity for these investments and for other uses, including the payment of dividends to our shareholders. In the past, we have also met our liquidity and capital resource needs by utilizing several sources, including:
•	lines of credit, our securitizations, term financings, secured borrowings supported by export credit agencies for new aircraft acquisitions and bank financings secured by aircraft purchases;

•	unsecured indebtedness, including an unsecured revolving credit facility and unsecured senior notes;

•	public offerings of common shares; and

•	asset sales.
     Going forward, we expect to continue to seek liquidity from these sources subject to pricing and conditions that we consider satisfactory.

     We have multiple sources of financing available to us including:
•	a $50.0 million senior unsecured revolving credit facility with Citigroup Global Markets Inc., which has a three-year term scheduled to expire in September 2013; we have not yet drawn down on this facility.

•	Bank financing secured by purchased or owned aircraft, such as a $90.0 million term loan we drew down in connection with our October 2011 purchase of a 2009 vintage Model 777-300ER aircraft on lease to Cathay Pacific Airlines.
     Under the terms of Securitization No. 1 effective June 15, 2011, all cash flows available after expenses and interest will be applied to debt amortization. We expect that debt amortization payments over the next twelve months will be approximately $37.9 million dollars, compared to debt amortization payments, excluding debt repayments from asset sales of $24.8 million made over the last twelve months.
     Under the terms of Securitization No. 2, effective June 8, 2012 all cash flows available after expenses and interest will be applied to debt amortization. We expect that debt amortization payments, excluding repayments from asset sales, over the next twelve months will be approximately $73.7 million, compared to $41.6 million made over the last twelve months. Further, for this financing, we recently entered into a forward starting interest rate swap arrangement to hedge approximately 75% of the expected future debt balance beginning in June 2012 at an average rate of 1.27%, which is approximately 400 basis points lower than the existing swap which expires in June 2012.
     Our asset base unencumbered by financings has grown to $574.0 million in net book value as of September 30, 2011. We believe the cash flow contribution for this asset base, together with the cash flow contribution from our delivered New A330 Aircraft and from Term Financing No. 1, will provide sufficient amounts of cash flow to meet our liquidity needs and near term growth objectives.
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
     As of September 30, 2011, we are in compliance with all applicable covenants in our financings.
     In March 2011, the Company’s Board of Directors authorized the repurchase of up to $60.0 million of the Company’s common shares. In June 2011, the Company’s Board of Directors authorized an increase in the Company’s share repurchase program by up to an additional $30.0 million in its common shares, for a total of up to $90.0 million of its common shares in the aggregate. Under the program, the Company may purchase its common shares from time to time in the open market or in privately negotiated transactions. The amount and timing of the purchases will depend on a number of factors including the price and availability of the Company’s common shares, trading volume and general market conditions. The Company may also from time to time establish a trading plan under Rule 10b5-1 of the Exchange Act to facilitate purchases of its common shares under this authorization. Through September 30, 2011, we repurchased approximately 7.6 million shares at a total cost of $90.0 million including commissions, completing the share purchases to the authorized amounts.
     In addition, as of September 30, 2011, we expect capital expenditures and lessee maintenance payment draws on our aircraft portfolio during 2011 to be approximately $130.0 million to $140.0 million, excluding purchase obligation payments, and we expect maintenance collections from lessees on our owned aircraft portfolio to be approximately equal to the expected expenditures and draws over the next twelve months. There can be no assurance that the capital expenditures, our contributions to maintenance events and lessee maintenance payment draws described above will not be greater than expected or that our expected maintenance payment collections or disbursements will equal our current estimates.
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
Cash Flows

	Nine Months Ended
	September 30,
	2010	2011
	(Dollars in thousands)
Net cash flow provided by operating activities	$268,717	$244,617
Net cash flow used in investing activities	(320,635)	(187,848)
Net cash flow provided by (used in) financing activities	220,133	(30,472)
Operating Activities:
     Cash flow from operations was $268.7 million and $244.6 million for the nine months ended September 30, 2010 and September 30, 2011, respectively. The decrease in cash flow from operations of approximately $24.1 million for the nine months ended September 30, 2011 versus the same period in 2010 was primarily a result of:
•	a $31.8 million increase in cash from lease rentals.
This increase was offset by:
•	a $33.1 million decrease in cash from other working capital; and

•	a $27.0 million increase in cash paid for interest.
Investing Activities:
     Cash used in investing activities was $320.6 million and $187.8 million for the nine months ended September 30, 2010 and September 30, 2011, respectively. The decrease in cash flow used in investing activities of $132.8 million for the nine months ended September 30, 2011 versus the same period in 2010 was primarily a result of:
•	a $179.0 million increase in the acquisition and improvement of flight equipment.
This increase was offset by:
•	a $283.7 million increase in proceeds from the sale of flight equipment; and

•	$28.1 million of lower purchase deposits and progress payments under our Airbus A330 agreement.

Financing Activities:
     Cash provided by financing activities was $220.1 million for the nine months ended September 30, 2010 as compared to cash used of $30.5 million for the nine months ended September 30, 2011. The net increase in cash flow used in financing activities of $250.6 million for the nine months ended September 30, 2011 versus the same period in 2010 was a result of:
•	$89.7 million of increased repurchases of our common shares;

•	$83.8 million of lower proceeds from term debt financings;

•	$60.1 million of higher financing repayments on our securitizations and term debt financings;
•	$25.9 million of lower maintenance payments received net of maintenance payments returned; and

•	$6.2 million in additional deferred financing costs.
The outflows were offset partially by:
•	$12.9 million of higher security deposits received net of security deposits returned.
Debt Obligations
     The following table provides a summary of our secured and unsecured debt financings at September 30, 2011:

					Final
		Outstanding	Number of	Interest	Stated
Debt Obligation	Collateral	Borrowing	Aircraft	Rate(1)	Maturity(2)
(Dollars in thousands)
Secured Debt Financings:
Securitization No. 1	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	$395,665	33	0.50%	06/20/31

Securitization No. 2	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	916,457	49	0.49%	06/14/37

Term Financing No. 1	Interests in aircraft leases, beneficial interests in aircraft owning entities and related interests	607,014	27	1.98%	05/02/15

ECA Term Financings	Interests in aircraft leases, beneficial interests in aircraft leasing entities and related interests	545,981	8	2.65% to 3.96%	12/31/21 to 07/13/23

A330 PDP Facility	Interests in Airbus A330 Agreement and aircraft leases	18,083		2.70%	12/01/11(3)

Total secured debt financings		2,483,200

Unsecured Debt Financings:
Senior Notes due 2018	None	296,529	—	9.75%	08/01/18

2010 Revolving Credit Facility	None	—	—	N/A	09/28/13

Total unsecured debt financings		296,529

Total secured and unsecured debt financings		$2,779,729

(1)	Reflects floating rate in effect at the most recent applicable reset date, except for the ECA Term Financings and the 2010-1 Notes, which are fixed rate.

(2)	Effective June 2011 for Securitization No. 1, all cash flows available after expenses and interest is applied to debt amortization. For Securitization No. 2 and Term Financing No. 1, all cash flows available after expenses and interest will be applied to debt amortization, if the debt is not refinanced by June 2012, and May 2013, respectively.

(3)	Reflects the last scheduled delivery month for the six relevant new Airbus A330-200 delivery positions. The final maturity date is the earlier of the aircraft delivery date or nine months after the scheduled delivery month for the last scheduled delivery position.

     The following securitizations and term debt financing structures include liquidity facility commitments described in the table below:

		Available Liquidity
		December 31,	September 30,	Unused	Interest Rate
Facility	Liquidity Facility Provider	2010	2011	Fee	on any Advances
		(Dollars in thousands)
Securitization No. 1	Crédit Agricole Corporate and Investment Bank(1)	$42,000	$42,000	0.45%	1M Libor + 1.00%
Securitization No. 2	HSH Nordbank AG(2)	74,828	68,734	0.50%	1M Libor + 0.75%
Term Financing No. 1	Crédit Agricole Corporate and Investment Bank(3)	12,864	12,140	0.60%	1M Libor + 1.20%

(1)	Following a ratings downgrade with respect to the liquidity facility provider in June 2011, the liquidity facility was drawn and the proceeds, or permitted investments thereof, remain available to provide liquidity if required. Amounts drawn following a ratings downgrade with respect to the liquidity facility provider do not bear interest; however, net investment earnings will be paid to the liquidity facility provider and the unused fee continues to apply.

(2)	Following a ratings downgrade with respect to the liquidity facility provider in May 2009, the liquidity facility was drawn and the proceeds, or permitted investments thereof, remain available to provide liquidity if required. Amounts drawn following a ratings downgrade with respect to the liquidity facility provider do not bear interest; however, net investment earnings will be paid to the liquidity facility provider and the unused fee continues to apply.

(3)	There is no ratings threshold for the liquidity facility provider under Term Financing No. 1 and, accordingly, the ratings change referred to in footnote (1) above did not trigger a liquidity facility drawing in relation to Term Financing No. 1.
Secured Debt Financings:
Term Financing No. 1
     In March 2011, we completed the annual maintenance-adjusted appraisal for the Term Financing No. 1 Portfolio and we have determined that we are in compliance with the loan to value ratio on the October 2011 payment date.
ECA Term Financings
     During 2011, we entered into five twelve-year term loans which are supported by guarantees from COFACE for the financing of three new Airbus Model A330-200 aircraft totaling $359.4 million and we repaid in full the outstanding principal balance on one of our ECA term financings in the amount of $61.6 million.
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
Contractual Obligations
     Our contractual obligations consist of principal and interest payments on variable rate liabilities, interest payments on interest rate derivatives, purchase obligations under the Airbus A330 Agreement, other aircraft acquisition agreements and rent payments pursuant to our office leases. Total contractual obligations decreased from $3.82 billion at December 31, 2010 to approximately $3.6 billion at September 30, 2011 due primarily to:
•	principal and interest payments made under our securitizations, term financings and our A330 PDP Facility; and

•	lower variable interest rates and payments made under our purchase obligations.
     These decreases were partially offset by:
•	an increase in borrowings under our ECA Term Financings.
     The following table presents our actual contractual obligations and their payment due dates as of September 30, 2011.

	Payments Due By Period as of September 30, 2011
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
		(Dollars in thousands)
Principal payments:
2010-1 Notes(1)	$300,000	$—	$—	$—	$300,000
Securitization No. 1(2)	395,665	37,923	118,706	130,078	108,958
Securitization No. 2(3)	916,457	80,951	311,100	293,489	230,917
Term Financing No. 1(4)	607,014	47,750	151,445	407,819	—
ECA Term Financings(5)	545,981	39,983	84,114	89,949	331,935
A330 PDP Facility(6)	18,083	18,083	—	—	—

Total principal payments	2,783,200	224,690	665,365	921,335	971,810

Interest payments:
Interest payments on debt obligations(7)	379,026	65,655	120,221	94,747	98,403
Interest payments on interest rate derivatives(8)	198,389	78,176	78,915	40,177	1,121

Total interest payments	577,415	143,831	199,136	134,924	99,524

Office leases(9)	1,663	1,046	435	182	—
Purchase obligations(10)	275,268	275,268	—	—	—

Total	$3,637,546	$644,835	$864,936	$1,056,441	$1,071,334

(1)	Includes scheduled balloon payment on August 1, 2018.

(2)	Effective June 2011, estimated principal payments for this non-recourse financing are based on excess cash flows available from forecasted lease rentals, net maintenance funding and proceeds from asset disposition after the payment of forecasted operating expenses and interest payments, including interest payments on existing swap agreements and policy provider fees.

(3)	For this non-recourse financing, includes principal payments based on amortization schedules so that the loan to assumed aircraft values are held constant through the June 2012 payment date; thereafter, estimated principal payments for this financing are based on excess cash flows available from forecasted lease rentals, net maintenance funding and proceeds from asset disposition after the payment of forecasted operating expenses and interest payments, including interest payments on existing swap agreements and policy provider fees. Payments due in less than one year include repayments of $7.3 million related to contracted sales of one aircraft.

(4)	Includes scheduled principal payments through May 2013, after which all excess cash flow is required to reduce the principal balances of the indebtedness until maturity in May 2015.

(5)	Includes scheduled principal payments based upon fixed rate, 12 year, fully- amortizing loans.

(6)	Includes principal payments based upon the scheduled delivery of aircraft. The final maturity date is the earlier of the delivery date or nine months after the scheduled delivery date.

(7)	Future interest payments on variable rate, LIBOR-based debt obligations are estimated using the interest rate in effect at September 30, 2011.

(8)	Future interest payments on derivative financial instruments are estimated using the spread between the floating interest rates and the fixed interest rates in effect at September 30, 2011.

(9)	Represents contractual payment obligations for our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.

(10)	At September 30, 2011, we had aircraft purchase agreements and freighter conversion agreements, including the acquisition of two New A330 Aircraft from Airbus.

Capital Expenditures
     We make capital expenditures from time to time in connection with improvements made to our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the nine months ended September 30, 2010 and 2011, we incurred a total of $34.2 million and $34.7 million, respectively, of capital expenditures (including lease incentives) related to the acquisition and improvement of aircraft.
     As of September 30, 2011, the weighted average age (by net book value) of our aircraft was approximately 10.8 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Under our leases, the lessee is primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement. At September 30, 2011, we had $327.6 million of maintenance reserves as a liability on our balance sheet. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.
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
Off-Balance Sheet Arrangements
     We did not have any off-balance sheet arrangements as of September 30, 2011.
Foreign Currency Risk and Foreign Operations
     At September 30, 2011, all of our leases are payable to us in U.S. dollars. However, we incur Euro and Singapore dollar-denominated expenses in connection with our subsidiary in Ireland and branch office in Singapore. As of September 30, 2011, 13 of our 76 employees were based in Ireland, two employees were based in Singapore and one employee was based in the United Kingdom. For the nine months ended September 30, 2011, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated approximately $6.9 million in U.S. dollar equivalents and represented approximately 19.0% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, it is likely that our international operations and our exposure to foreign currency risk will increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases we may enter into hedging transactions in the future to mitigate this risk. For the nine months ended September 30, 2010 and 2011, we incurred insignificant net gains and losses on foreign currency transactions.
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
     In September 2011, we entered into a series of interest rate forward contracts with a combined notional amount of $645.5 million. These forward starting interest rate derivatives are hedging the variable rate interest payments related to Securitization No. 2 for the period June 2012 through June 2017. These interest rate derivatives were designated at inception as cash flow hedges for accounting purposes.
     We held the following interest rate derivatives as of September 30, 2011:

	Derivative Liabilities
				Future
	Current			Maximum
	Notional	Effective	Maturity	Notional	Floating	Fixed		Balance Sheet
Hedged Item	Amount	Date	Date	Amount	Rate	Rate		Location	Fair Value
				(Dollars in thousands)
Interest rate derivatives designated as cash flow hedges:

Currently in effect:
Securitization No. 1	$382,841	Jun-06	Jun-16	$382,841	1M LIBOR + 0.27%	5.78%		Fair value of derivative liabilities	$62,727
Securitization No. 2	961,282	Jun-07	Jun-12	961,282	1M LIBOR	5.25 to 5.36	% %	Fair value of derivative liabilities	32,252
Term Financing No. 1	549,940	Jun-08	May-13	549,940	1M LIBOR	4.04%		Fair value of derivative liabilities	29,301

Total interest rate derivatives currently in effect	$1,894,063			$1,894,063					124,280

Forward starting:
Securitization No. 2	$—	Jun-12	Jun-17	$645,543	1M LIBOR	1.26 to 1.28	% %	Fair value of derivative liabilities	2,550
Term Financing No. 1	—	May-13	May-15	477,838	1M LIBOR	5.31%		Fair value of derivative liabilities	30,744

Total forward starting interest rate derivatives	$—			$1,123,381					33,294

Total interest rate derivative liabilities									$157,574

     The weighted average interest pay rate of these derivatives at December 31, 2010 and September 30, 2011 was 5.01% and 5.03%, respectively.
     For the nine months ended September 30, 2011, the amount of loss reclassified from accumulated other comprehensive income (“OCI”) into interest expense related to net interest settlements on active interest rate derivatives was $68.3 million. The amount of loss expected to be reclassified from OCI into interest expense over the next 12 months related to net interest settlements on active interest rate derivatives is $70.2 million.
     Our interest rate derivatives involve counterparty credit risk. As of September 30, 2011, our interest rate derivatives are held with the following counterparties: JP Morgan Chase Bank NA, Citibank Canada NA, HSH Nordbank AG and Wells Fargo Bank NA. All of our counterparties or guarantors of these counterparties are considered investment grade (senior unsecured ratings of A3 or above) by Moody’s Investors Service. All are also considered investment grade (long-term foreign issuer ratings of A or above) by Standard and Poor’s, except HSH Nordbank AG, which is not rated. We do not anticipate that any of these counterparties will fail to meet their obligations.

     In addition to the derivative liability above, another component of the fair value of our interest rate derivatives is accrued interest. As of September 30, 2011, accrued interest payable included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheet was $5.1 million related to interest rate derivatives designated as cash flow hedges.
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
     Prior to the securitizations and term debt financings, our interest rate derivatives typically required us to post cash collateral to the counterparty when the value of the interest rate derivative exceeded a defined threshold. When the interest rate derivatives were terminated and became part of a larger aircraft portfolio financing, there were no cash collateral posting requirements associated with the new interest rate derivative. As of September 30, 2011, we did not have any cash collateral pledged under our interest rate derivatives, nor do we have any existing agreements that require cash collateral postings.
     The following table summarizes the deferred (gains) losses and related amortization into interest expense for our terminated interest rate derivative contracts for the nine months ended September 30, 2010 and 2011:

								Amount of Deferred
								(Gain) or Loss
								Amortized		Amount of
							Unamortized	(including Accelerated		Deferred
							Deferred	Amortization) into		(Gain) or Loss
	Original					Deferred	(Gain) or Loss	Interest Expense for		Expected to be
	Maximum			Fixed		(Gain) or	at	the Nine Months Ended		Amortized
	Notional	Effective	Maturity	Rate	Termination	Loss Upon	September 30,	September 30,		over the Next
Hedged Item	Amount	Date	Date	%	Date	Termination	2011	2010	2011	Twelve Months
	(Dollars in Thousands)
Securitization No. 1	$400,000	Dec-05	Aug-10	4.61	Jun-06	$(12,968)	$—	$(1,847)	$—	$—

Securitization No. 1	200,000	Dec-05	Dec-10	5.03	Jun-06	(2,541)	—	(191)	—	—

Securitization No. 2	500,000	Mar-06	Mar-11	5.07	Jun-07	(2,687)	—	(511)	(122)	—

Securitization No. 2	200,000	Jan-07	Aug-12	5.06	Jun-07	(1,850)	(272)	(264)	(251)	(272)

Securitization No. 2	410,000	Feb-07	Apr-17	5.14	Jun-07	(3,119)	(1,399)	(267)	(264)	(347)

Term Financing No. 1	150,000	Jul-07	Dec-17	5.14	Mar-08	15,281	8,138	1,450	1,347	1,676

Term Financing No. 1	440,000	Jun-07	Feb-13	4.88	Partial — Mar-08 Full — Jun-08	26,281	6,413	4,229	3,927	4,884

Term Financing No. 1	248,000	Aug-07	May-13	5.33	Jun-08	9,888	2,462	2,233	1,228	1,553

2010-1 Notes	360,000	Jan-08	Feb-19	5.16	Partial — Jun-08 Full — Oct-08	23,077	9,112	1,390	1,058	815

ECA Term Financing for New A330 Aircraft	238,000	Jan-11	Apr-16	5.23	Dec-08	19,430	14,907	13	3,525 (1)	3,825

ECA Term Financing for New A330 Aircraft	231,000	Apr-10	Oct-15	5.17	Partial — Jun-08 Full — Dec-08	15,310	9,941	177	1,791	3,379

ECA Term Financing for New A330 Aircraft	238,000	Jul-11	Sep-16	5.27	Dec-08	17,254	14,265	—	1,704 (2)	2,584

Total						$103,356	$63,567	$6,412	$13,943	$18,097

(1)	Includes accelerated amortization of deferred losses in the amount of $1,839 related to an aircraft sold during the period.

(2)	Represents accelerated amortization of deferred losses related to an aircraft sold during the period.
     For the nine months ended September 30, 2011, the amount of deferred net loss (including $3.6 million of accelerated amortization) reclassified from OCI into interest expense related to our terminated interest rate derivatives was $13.9 million. The amount of deferred net loss expected to be reclassified from OCI into interest expense over the next 12 months related to our terminated interest rate derivatives is $18.1 million. Over the next twelve months, we expect the amortization of deferred net losses to increase as the gains on Securitizations No. 1 and No. 2 are either fully amortized or will be in the near future and the losses on the forward starting A330 swaps begin to amortize as we take delivery of these aircraft.
     The following table summarizes amounts charged directly to the consolidated statement of income for the three and nine months ended September 30, 2010 and 2011, respectively, related to our interest rate derivatives:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
		(Dollars in thousands)
Interest Expense:
Hedge ineffectiveness (gains) losses	$764	$(118)	$2,533	$(716)

Amortization:
Accelerated amortization of deferred losses(1)	313	1,704	766	3,551
Amortization of deferred losses	2,025	4,013	5,646	10,392

Total Amortization	2,338	5,717	6,412	13,943

Total charged to interest expense	$3,102	$5,599	$8,945	$13,227

Other Income (Expense):
Mark to market gains (losses) on undesignated interest rate derivatives	$(444)	$(117)	$(990)	$(733)

Total charged to other income (expense)	$(444)	$(117)	$(990)	$(733)

(1)	For the three months ended September 30, 2011, includes accelerated amortization of deferred hedge losses in the amount of $1,704 related to an aircraft sold in September 2011. For the nine months ended September 30, 2011, includes accelerated amortization of deferred hedge losses in the amount of $3,543 related to two aircraft sold in 2011.
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

     The table below shows the reconciliation of net income to EBITDA for the three and nine months ended September 30, 2010 and 2011, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
		(Dollars in thousands)
Net income	$8,569	$22,665	$45,587	$88,651
Depreciation	55,703	60,132	164,272	178,299
Amortization of net lease discounts and lease incentives	4,203	4,709	13,957	10,841
Interest, net	47,453	48,872	128,578	150,384
Income tax provision	153	1,237	4,003	6,041

EBITDA	$116,081	$137,615	$356,397	$434,216

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
     The table below shows the reconciliation of net income to ANI and ANIDA for the three and nine months ended September 30, 2010 and 2011, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
		(Dollars in thousands)
Net income	$8,569	$22,665	$45,587	$88,651
Ineffective portion and termination of cash flow hedges(1)	1,077	1,586	3,299	2,835
Loan termination payment(1)	—	—	—	3,196
Write-off of deferred financing fees(1)	2,471	—	2,471	2,456
Mark to market of interest rate derivative contracts(2)	444	117	990	733
Loss (gain) on sale of flight equipment(2)	—	(8,997)	1,291	(28,958)

Adjusted net income	12,561	15,371	53,638	68,913
Depreciation	55,703	60,132	164,272	178,299
Amortization of net lease discounts and lease incentives	4,203	4,709	13,957	10,841

Adjusted net income plus depreciation and amortization	$72,467	$80,212	$231,867	$258,053

(1)	Included in Interest, net.

(2)	Included in Other income (expense).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
Weighted-average shares:
Common shares outstanding	78,536,704	72,950,361	78,470,237	75,791,005
Restricted common shares	1,048,237	970,559	1,137,163	965,655

Total weighted-average shares	79,584,941	73,920,920	79,607,400	76,756,660

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
Percentage of weighted-average shares:
Common shares outstanding	98.68%	98.69%	98.57%	98.74%
Restricted common shares	1.32%	1.31%	1.43%	1.26%

Total	100.00%	100.00%	100.00%	100.00%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
Weighted-average common shares outstanding — Basic and Diluted(b)	78,536,704	72,950,361	78,470,237	75,791,005

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
	(Dollars in thousands, except per share amounts)
Adjusted net income allocation:
Adjusted net income	$12,561	$15,371	$53,638	$68,913
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(165)	(202)	(766)	(867)

Adjusted net income allocable to common shares — Basic and Diluted	$12,396	$15,169	$52,872	$68,046

Adjusted net income per common share — Basic	$0.16	$0.21	$0.67	$0.90

Adjusted net income per common share — Diluted	$0.16	$0.21	$0.67	$0.90

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
	(Dollars in thousands, except per share amounts)
Adjusted net income plus depreciation and amortization allocation:
Adjusted net income plus depreciation and amortization	$72,467	$80,212	$231,867	$258,053
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(954)	(1,053)	(3,312)	(3,246)

Adjusted net income plus depreciation and amortization allocable to common shares — Basic and Diluted	$71,513	$79,159	$228,555	$254,807

Adjusted net income plus depreciation and amortization per common share — Basic	$0.91	$1.09	$2.91	$3.36

Adjusted net income plus depreciation and amortization per common share — Diluted	$0.91	$1.09	$2.91	$3.36

(a)	For the three months ended September 30, 2010 and 2011, distributed and undistributed earnings allocated to restricted shares is 1.32% and 1.31%, respectively, of net income. For the nine months ended September 30, 2010 and 2011, distributed and undistributed earnings to restricted shares is 1.43% and 1.26%, respectively, of net income. The amount of restricted share forfeitures for all periods presented is immaterial to the allocation of distributed and undistributed earnings.

(b)	For the three and nine months ended September 30, 2010 and 2011, we have no dilutive shares.

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
     A hypothetical 100-basis point increase/decrease in our variable interest rates would increase/decrease the minimum contracted rentals on our portfolio as of September 30, 2011 by $0.8 million and $0.4 million, respectively, over the next twelve months. As of September 30, 2011, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $1.0 million and $0.6 million, respectively, net of amounts received from our interest rate derivatives, over the next twelve months.
Item 4. Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
     The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO, and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2011. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.
Changes in Internal Control over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
     During the third quarter of 2011, we purchased our common shares as follows:

				Maximum
				Number (or
				Approximate
			Total Number of	Dollar Value) of
	Total	Average	Shares Purchased	Shares that May
	Number	Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs(a)	Programs(a)
		(Dollars in thousands, except per share amounts)
July	—	$—	—	$30,000
August	2,587,600	11.37	2,587,600	590
September	50,570	11.67	50,570	—

Total	2,638,170	$11.37	2,638,170	$—

(a)	On March 10, 2011 the Company announced the repurchase of up to $60 million of the Company’s common shares. On June 27, 2011, the Company’s Board of Directors authorized an increase in the Company’s share repurchase program by up to an additional $30 million of its common shares, for a total of up to $90 million of its common shares in the aggregate. The amount and timing of the purchases will depend on a number of factors including the price and availability of the Company’s common shares, trading volume and general market conditions. The Company may also from time to time establish a trading plan under Rule 10b5-1 of the Exchange Act to facilitate purchases of its common shares under this authorization. Through September 30, 2011, we repurchased 7,552,820 shares at a total cost of $90.0 million including commissions, completing the share purchases to the authorized amounts.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
3.1	Memorandum of Association†

3.2	Bye-laws†

4.1	Specimen Share Certificate†

4.2	Amended and Restated Shareholders Agreement among Aircastle Limited and Fortress Investment Fund III LP, Fortress Investment Fund III (Fund B) LP, Fortress Investment Fund III (Fund C) LP, Fortress Investment Fund III (Fund D) L.P., Fortress Investment Fund III (Fund E) LP, Fortress Investment Fund III (Coinvestment Fund A) LP, Fortress Investment Fund III (Coinvestment Fund B) LP, Fortress Investment Fund III (Coinvestment Fund C) LP, Fortress Investment Fund III (Coinvestment Fund D) L.P., Drawbridge Special Opportunities Fund LP, Drawbridge Special Opportunities Fund Ltd. and Drawbridge Global Macro Master Fund Ltd.†

10.1	Form of Amended and Restated Indemnification Agreement with directors and officers ∆

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 ∆

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 ∆

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ∆

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ∆

99.1	Owned Aircraft Portfolio at September 30, 2011 ∆

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2010 and September 30, 2011, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2011, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2011, and (iv) Notes to Unaudited Consolidated Financial Statements ∆ *

†	Incorporated by reference to the Company’s registration statement on Form S-1, filed with the SEC on June 2, 2006, as amended on July 10, 2006, July 25, 2006 and August 2, 2006.

∆	Filed herewith.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 8, 2011

AIRCASTLE LIMITED (Registrant)
By:	/s/ Aaron Dahlke
Aaron Dahlke
Chief Accounting Officer and Authorized Officer