Form 10-K
period 2011-12-31
Aircastle LTD
filed 2012-02-29
CIK 1362988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the Registrant’s Common Shares based upon the closing price on the New York Stock Exchange on June 30, 2011 (the last business day of registrant’s most recently completed second fiscal quarter), beneficially owned by non-affiliates of the Registrant was approximately $712.7 million. For purposes of the foregoing calculation, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and executive officers and shareholders owning 10% or more of the outstanding common shares of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

As of February 15, 2012, there were 72,191,446 outstanding shares of the registrant’s common shares, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Documents of Which Portions Are Incorporated by Reference	Parts of Form 10-K into Which Portion Of Documents Are Incorporated
Proxy Statement for Aircastle Limited	Part III
2012 Annual General Meeting of Shareholders	(Items 10, 11, 12, 13 and 14)

SAFE HARBOR STATEMENT UNDER THE

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain items in this Annual Report on Form 10-K (this “report”), and other information we provide from time to time, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not necessarily limited to, statements relating to our ability to acquire, sell, lease or finance aircraft, raise capital, pay dividends, and increase revenues, earnings, EBITDA and Adjusted Net Income and the global aviation industry and aircraft leasing sector. Words such as “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “may,” “will,” “would,” “could,” “should,” “seeks,” “estimates” and variations on these words and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements; Aircastle Limited can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any forward-looking statements contained in this report. Factors that could have a material adverse effect on our operations and future prospects or that could cause actual results to differ materially from Aircastle Limited’s expectations include, but are not limited to, significant capital markets disruption and volatility and the significant contraction in the availability of bank financing, which may adversely affect our continued ability to obtain additional capital to finance our working capital needs; volatility in the value of our aircraft or in appraisals thereof, which may, among other things, result in increased principal payments under our term financings and reduce our cash flow available for investment or dividends; general economic conditions and business conditions affecting demand for aircraft and lease rates; our continued ability to obtain favorable tax treatment in Bermuda, Ireland and other jurisdictions; our ability to pay dividends; high or volatile fuel prices, lack of access to capital, reduced load factors and/or reduced yields, operational disruptions or unavailability of capital caused by political unrest in North Africa, the Middle East or elsewhere, uncertainties in the Eurozone arising from the sovereign debt crisis and other factors affecting the creditworthiness of our airline customers and their ability to continue to perform their obligations under our leases; termination payments on our interest rate hedges; and other risks detailed from time to time in Aircastle Limited’s filings with the Securities and Exchange Commission (“SEC”), including as described in Item 1A. “Risk Factors” and elsewhere in this report. In addition, new risks and uncertainties emerge from time to time, and it is not possible for Aircastle to predict or assess the impact of every factor that may cause its actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this report. Aircastle Limited expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

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

PART I.

ITEM 1.	— BUSINESS

Unless the context suggests otherwise, references in this report to “Aircastle,” the “Company,” “we,” “us,” or “our” refer to Aircastle Limited and its subsidiaries. References in this report to “AL” refer only to Aircastle Limited. References in this report to “Aircastle Bermuda” refer to Aircastle Holding Corporation Limited and its subsidiaries. References in this report to “Fortress” refer to Fortress Investment Group LLC, affiliates of which manage the Fortress funds, and certain of its affiliates and references to the “Fortress funds” or “Fortress Shareholders” refer to AL shareholders which are managed by affiliates of Fortress. Throughout this report, when we refer to our aircraft, we include aircraft that we have transferred into grantor trusts or similar entities for purposes of financing such assets through securitizations and term financings. These grantor trusts or similar entities are consolidated for purposes of our financial statements. All amounts in this report are expressed in U.S. dollars and the financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).

We are a global company that acquires, leases, and sells high-utility commercial jet aircraft to customers throughout the world. High-utility aircraft are generally modern, operationally efficient jets with a large operator base and long useful lives. As of December 31, 2011, our aircraft portfolio consisted of 144 aircraft that were leased to 65 lessees located in 36 countries, and managed through our offices in the United States, Ireland and Singapore. Typically, our aircraft are subject to net operating leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs, although in a majority of cases, we are obligated to pay a portion of specified maintenance or modification costs. From time to time, we also make investments in other aviation assets, including debt investments secured by commercial jet aircraft. Our revenues and income from continuing operations for the year ended December 31, 2011 were $605.2 million and $124.3 million, respectively, and for the fourth quarter of 2011 were $156.9 million and $35.6 million, respectively.

The commercial air travel and air freight markets have been long-term growth sectors, broadly correlated with world economic activity and expanding at a rate of one to two times the rate of global GDP growth. This development of air travel and air cargo activity has driven a rise in the world aircraft fleet. The worldwide mainline commercial fleet (passenger aircraft with 100 seats or more and freighters) is currently at about 16,500 units and is expected to continue to increase at an average annual rate, net of retirements, of approximately 3.8% to 4.2% through 2030. In addition, aircraft leasing companies own a growing share of the world’s commercial jet fleet, and now account for more than a third of this fleet.

Notwithstanding the sector’s long-term growth trend, the aviation markets have been, and are expected to remain subject to economic cyclicality. The industry is also susceptible to external shocks, such as regional conflicts, terrorist events and to disruptions caused by severe weather events and other natural phenomena. Mitigating these risks is the portability of the assets, allowing aircraft to be redeployed in locations where demand is higher.

Following the industry’s strong recovery during 2010, air traffic data for 2011 evidenced healthy passenger market performance while the air cargo sector shrank slightly. According to the International Air Transport Association, during 2011 global passenger traffic increased by 5.9% while air cargo traffic, measured in freight ton kilometers, decreased 0.7%. Passenger traffic growth began moderating during the second half of the year, as global economic growth rates slowed. The air cargo market, which is more economically sensitive than the passenger sector, began softening at the end of the first quarter of 2011, and continued to deteriorate until the very end of the year, when there was a slight up-tick. Driving the air cargo market result was overall economic weakness and uncertainty in many of the world’s major economies as well as the effects of the tsunami in Japan and flooding in Thailand on the electronics and automotive industries’ supply chains.

There are significant regional variations in both passenger and cargo demand. Emerging market economies such as China, Brazil, India and Turkey, among others, are experiencing significant increases in air traffic, driven by rising levels of per capita air travel. In contrast, more mature markets such as North America and Western Europe are likely to grow more slowly. Additionally, airlines operating in areas with political instability, such as those in North Africa and the Middle East, have seen more modest growth and their outlook is more uncertain. In aggregate, we believe that passenger and cargo traffic will likely increase over time, and as a result, we expect demand for high-utility aircraft will continue to remain strong over the long-term.

While capital availability for aircraft has improved over the past year, particularly in the US capital markets, there are growing debt financing pressures as the European banking sector continues to contract and to grapple with funding cost and regulatory challenges. Thanks in part to an elevated level of export credit agency (“ECA”) -backed support for new deliveries, financing for newer aircraft transactions remains adequate; however, financing for used aircraft is much more limited. These trends have been exacerbated by the sovereign debt crisis in Europe. We believe the scarcity of capital should generate attractive new investment and trading opportunities upon which we are well placed to capitalize given our access to the U.S. bond market.

We intend to pay quarterly dividends to our shareholders based on the company’s sustainable earnings levels; however, our ability to pay quarterly dividends will depend upon many factors, including those described in Item 1A. “Risk Factors” and elsewhere in this report. The table below is a summary of our quarterly dividend history for the years ended December 31, 2009, 2010 and 2011, respectively. These dividends may not be indicative of the amount of any future dividends.

Declaration Date	Dividend per Common Share	Aggregate Dividend Amount	Record Date	Payment Date
		(Dollars in Thousands)
December 22, 2008	$0.100	$7,862	December 31, 2008	January 15, 2009
March 13, 2009	$0.100	7,923	March 31, 2009	April 15, 2009
June 10, 2009	$0.100	7,923	June 30, 2009	July 15, 2009
September 10, 2009	$0.100	7,924	September 30, 2009	October 15, 2009
December 14, 2009	$0.100	7,955	December 31, 2009	January 15, 2010
March 12, 2010	$0.100	7,951	March 31, 2010	April 15, 2010
May 25, 2010	$0.100	7,947	June 30, 2010	July 15, 2010
September 21, 2010	$0.100	7,947	September 30, 2010	October 15, 2010
December 6, 2010	$0.100	7,964	December 31, 2010	January 14, 2011
March 8, 2011	$0.100	7,857	March 31, 2011	April 15, 2011
June 27, 2011	$0.125	9,364	July 7, 2011	July 15, 2011
September 14, 2011	$0.125	9,035	September 30, 2011	October 14, 2011
November 7, 2011	$0.150	10,839	November 30, 2011	December 15, 2011

Competitive Strengths

We believe that the following competitive strengths will allow us to capitalize on future growth opportunities in the global aviation industry:

•

Diversified portfolio of high-utility aircraft.    We have a portfolio of high-utility aircraft that is diversified with respect to lessees, geographic markets, end markets (i.e., passenger and freight), lease maturities and aircraft type. As of December 31, 2011, our aircraft portfolio consisted of 144 aircraft comprising a variety of passenger and freighter aircraft types that were leased to 65 lessees located in 36 countries. We owned 119 passenger aircraft, representing approximately 69% of the net book value of flight equipment, while our 25 freighter aircraft account for 31% of our portfolio value. Our lease expirations are well dispersed, with a weighted average remaining lease term of 4.9 years for aircraft we owned at December 31, 2011. Over the next two years, only approximately 16% of our fleet by net book value has scheduled lease expirations, after taking into account lease and sales commitments, providing the company with a long-dated base of contracted revenues. We believe our focus on portfolio diversification reduces the risks associated with individual lessee defaults and adverse geopolitical or economic issues, and results in generally predictable cash flows.

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

•

Access to a wide range of financing sources.    Aircastle is a publicly listed company trading on the New York Stock Exchange. We have a $1 billion shelf registration statement on Form S-3 in effect and, through this, would expect to have relatively efficient and quick access to additional equity or debt capital. The Company secured corporate credit ratings from Standard & Poor’s and Moody’s Investors Services and completed a $300.0 million unsecured bond offering in August of 2010 and an additional $150.0 million unsecured bond offering in December 2011. In addition to demonstrating access to the export credit agency-backed, commercial bank and securitization markets for secured debt, we believe having access to the unsecured bond market is a competitive differentiator which allows us to pursue a more flexible and opportunistic investment strategy.

•

Disciplined acquisition approach and broad sourcing network.    We evaluate the risk and return of any potential acquisition first as a discrete investment and then from a portfolio management perspective. To evaluate potential acquisitions, we employ a rigorous due diligence process focused on (i) cash flow generation with careful consideration of macro trends, industry cyclicality and product life cycles; (ii) aircraft specifications and maintenance condition; (iii) when applicable, lessee credit worthiness and the local jurisdiction’s rules for enforcing a lessor’s rights; and (iv) other legal and tax implications. We source our acquisitions through well-established relationships with airlines, other aircraft lessors, financial institutions and other aircraft owners. Since our formation in 2004, we have built our aircraft portfolio through more than 80 transactions with more than 60 counterparties.

•

Existing fleet financed on a long-term basis with limited future funding commitments.    Our aircraft are currently financed under secured and unsecured debt financings with the earliest maturity date being in 2015, thereby limiting our near-term financial markets exposure on our owned aircraft portfolio. In addition, we have only one remaining aircraft from our A330 Program which is scheduled to delivery during Q2 2012. As such, we are free to deploy our capital base flexibly to take advantage of what we anticipate will be more attractive investment environment.

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

Business Strategy

The availability of equity and debt capital remains limited for the type of aircraft investments we are currently pursuing. However, we plan to grow our business and profits over the long-term by continuing to employ our fundamental business strategy by:

•

Selectively investing in additional commercial jet aircraft and other aviation assets when attractively priced opportunities and cost effective financing are available.    We believe the large and growing aircraft market will continue to provide significant acquisition opportunities over the long-term. We also believe the contraction in traditional aviation bank debt lending capacity will offer attractive near-term investment opportunities. We regularly evaluate potential aircraft acquisitions and expect to continue our investment program through additional passenger and cargo aircraft purchases when attractively priced opportunities and cost effective financing are available.

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

•

Reinvesting a portion of the cash flows generated by our business in additional aviation assets and/or our own debt and equity securities.    Aircraft have a finite useful life and through a strategy of reinvesting a portion of our cash flows from operations and asset sales in our business, we will generally seek to maintain and grow our asset base and earnings base.

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

Our objective is to develop and maintain a diverse and stable operating lease portfolio; however, we review our operating lease portfolio periodically to sell aircraft opportunistically and to manage our portfolio diversification. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Acquisitions and Disposals.”

We have an experienced acquisitions and sales team based in Stamford, Connecticut; Dublin, Ireland and Singapore that maintains strong relationships with a wide variety of market participants throughout the world. We believe that our seasoned personnel and extensive industry contacts facilitate our access to acquisition and sales opportunities and that our strong operating track record facilitates our access to debt and equity capital markets.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Secured Debt Financings” and ”Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Unsecured Debt Financings.”

Segments

We operate in a single segment.

Aircraft Leases

Typically, we lease our aircraft on an operating lease basis. Under an operating lease, we retain the benefit, and bear the risk, of re-leasing and of the residual value of the aircraft upon expiration or early termination of the lease. Operating leasing can be an attractive alternative to ownership for airlines because leasing (i) increases fleet flexibility, (ii) requires a lower capital commitment for the airline, and (iii) significantly reduces aircraft residual value risk for the airline. Under our leases, the lessees agree to lease the aircraft for a fixed term, although certain of our operating leases allow the lessee the option to extend the lease for an additional term or, in rare cases, terminate the lease prior to its expiration. As a percentage of lease rental revenue for the year ended December 31, 2011, our three largest customers, Martinair (including its affiliates, KLM, Transavia and Transavia France), U.S. Airways, Inc., and Hainan Airlines Company, accounted for 11%, 7% and 6%, respectively.

The scheduled maturities of our aircraft leases by aircraft type grouping currently are as follows, taking into account lease placement and renewal commitments as of December 31, 2011:

	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	Off- Lease(1)	Total
A319/A320/A321	2	3	4	8	10	3	—	—	—	—	—	—	1	31
A330-200/200F/300	1	—	2	—	1	8	1	—	1	4	2	1	—	21
737-300/300QC/400	3	2	6	4	—	—	—	—	—	—	—	—	1	16
737-700/800	5	10	10	—	4	2	1	—	—	—	—	—	—	32
747- 400BCF/400ERF/400BDSF/400F	—	—	1	—	1	4	5	—	1	—	—	—	2	14
757-200	1	5	4	1	1	—	—	—	—	—	—	—	—	12
767-200ER/300ER	4	4	2	1	—	—	—	—	—	—	—	—	—	11
777-200ER/300ER	—	—	—	—	—	1	1	—	—	—	—	—	—	2
Other Aircraft Types	1	2	—	2	—	—	—	—	—	—	—	—	—	5

Total	17	26	29	16	17	18	8	—	2	4	2	1	4	144

(1)	Includes two Boeing Model 747-400 aircraft being converted from passenger to freighter configuration, one of these was delivered to a customer in North America in January 2012 and we have a commitment to lease the other aircraft post-conversion to a customer in North America, one Airbus Model A320-200 aircraft for which we have a commitment to lease, and one Boeing Model 737-400 aircraft which we sold in January 2012.

2011 Lease Expirations and Lease Placements

•

Lease expirations and terminations — placements.    In early 2011 we had 11 aircraft with scheduled lease expirations during the year. During the course of 2011, we had an additional eight aircraft to place, due to early lease terminations or acquisitions of off-lease aircraft. For all 19 aircraft, we executed new leases or lease commitments, lease extensions or sales.

•

Aircraft acquisitions — placements.    We acquired two off-lease aircraft in 2011, both Boeing Model 747-400 passenger aircraft that we inducted into a freighter conversion modification program. One of these aircraft completed its conversion process and was delivered on-lease to a customer in North America in January 2012. The other is scheduled to complete its conversion process late in the first quarter of 2012 and is committed for lease to the same customer.

2012 Lease Expirations and Lease Placements

•

Scheduled Lease expirations — placements.    We have 17 aircraft with scheduled lease expirations in 2012 and have lease or sale commitments or letters of intent for five of these aircraft, leaving us with 12 such aircraft that we are marketing for lease or sale in 2012. Those 12 aircraft represented 6% of our total net book value at December 31, 2011. We are also marketing two Boeing Model 747-400SF aircraft on lease to World Airways. World Airways and its affiliated companies filed for protection under Chapter 11 of the U.S. Bankruptcy Code and World Airways filed a motion seeking approval to reject the leases for both aircraft.

•

Aircraft acquisitions — placements.    We are scheduled to take delivery of one new A330 aircraft (the “New A330 Aircraft”) from Airbus S.A.S. in the second quarter of 2012, and the aircraft is committed for lease to Virgin Australia Airlines.

2013-2015 Lease Expirations and Lease Placements

•

Scheduled lease expirations — placements.    Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in the period 2013-2015 representing the percentage of our net book value of flight equipment held for lease at December 31, 2011 specified below:

•	2013: 26 aircraft, representing 10%;

•	2014: 29 aircraft, representing 14%; and

•	2015: 16 aircraft, representing 7%.

Lease Payments and Security.    Each of our leases requires the lessee to pay periodic rentals during the lease term. As of December 31, 2011, rentals on more than 98% of our leases then in effect, as a percentage of net book value, are fixed and do not vary according to changes in interest rates. For the remaining leases, rentals are payable on a floating interest-rate basis. Most lease rentals are payable either monthly or quarterly in advance, and all lease rentals are payable in U.S. dollars.

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

Other Aviation Assets and Alternative New Business Approaches

As of December 31, 2011, our overall portfolio of assets consists of commercial jet aircraft. We believe the lack of traditional aviation bank debt capacity with respect to financing mid-age, current technology aircraft may present attractive aircraft and debt investment opportunities, including our own securities, although financing for such acquisitions may be limited and more costly than in the past. Additionally, we believe that investment opportunities may arise in such sectors as jet engine and spare parts leasing and financing, aviation facility financings or ownership, and commercial turboprop aircraft and helicopter leasing and financing. In the future, we may make opportunistic investments in these or other sectors or in other aviation related assets and we intend to continue to explore other income-generating activities and investments that leverage our experience and contacts, provided that capital is available to fund such investments on attractive terms. We believe we have a world class servicing platform and may also pursue opportunities to capitalize on these capabilities such as providing aircraft management services for third party aircraft owners.

Competition

The aircraft leasing industry is highly competitive with more than 35 significant participants, of which more than 20 are major operators that are regularly active in the leasing and aircraft trading markets. A number of these participants place speculative orders for new aircraft, to be placed on operating lease upon delivery from the manufacturer in competition with new and used aircraft offered by other lessors.

We face competition from these participants for the acquisition of aircraft from airlines and other aircraft investors, for the placement of aircraft on lease with airlines and for the investors who have an interest in acquiring aircraft assets which we may wish to divest.

The recent global economic recession and the general market liquidity crisis impacted the aircraft trading market causing many large participants to restructure or revisit their investment strategies. Typically, our competition for aircraft acquisitions has come from established aircraft leasing companies such as GE Commercial Aviation Services, International Lease Finance Corporation, Air Lease Corporation, BOC Aviation, AerCap Holdings NV, CIT Aerospace, AWAS, Macquarie Aircraft Leasing, FLY Leasing Ltd., Sumitomo Mitsui Financial Group and Aviation Capital Group. However, we are also seeing increased activity from recent market entrants such as the leasing affiliates of China Development Bank, HNA Group and Industrial and Commercial Bank of China. In addition, several new private equity funded start-ups with significant capital bases, such as Avolon and Jackson Square, have recently entered the market with a focus on new aircraft. Similarly, AerSale and RPK Capital are among several new market participants with private equity capital commitments, though these ventures are focusing on older aircraft and part-out oriented investments.

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

Employees

We operate in a capital intensive, rather than a labor intensive, business. As of December 31, 2011, we had 82 employees. None of our employees are covered by a collective bargaining agreement and we believe that we maintain excellent employee relations. We provide certain employee benefits, including retirement, health, life, disability and accident insurance plans.

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

Government Regulation

The air transportation industry is highly regulated; however, we generally are not directly subject to most of these regulations because we do not operate aircraft. In contrast, our lessees are subject to extensive, direct regulation under the laws of the jurisdiction in which they are registered and under which they operate. Such laws govern, among other things, the registration, operation and maintenance of our aircraft. Our customers may also be subject to noise or emissions regulations in the jurisdictions in which they operate our aircraft. For example, the United States and other jurisdictions impose more stringent limits on nitrogen oxide (“NOx”), carbon monoxide (“CO”) and carbon dioxide (“CO2”) emissions from engines. In addition, European countries generally have more strict environmental regulations and, in particular, the European Parliament has included aviation is to be included in the European Emissions Trading Scheme (“ETS”) effective January 1, 2012, although the United States, China and other countries continue to oppose the inclusion of aviation emissions in ETS.

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

Subsequent Events

The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure since the balance sheet date of December 31, 2011 through the date of this filing, the date on which the consolidated financial statements included in this Form 10-K were issued.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

Risks related to our operations

Volatile financial market conditions and the European sovereign debt crisis may adversely impact our liquidity, our access to capital and our cost of capital or our ability to pay dividends to our shareholders, and may adversely impact the airline industry and the financial condition of our lessees.

The financial crisis that began in the second half of 2008 resulted in significant global market volatility and disruption and a lack of liquidity. While the capital markets intermittently have shown signs of improvement, it is not clear whether the lease-backed securitization market and other long-term credit markets will be consistently available in sufficient volume and acceptable terms to satisfy the future financing and refinancing needs of the aviation industry. The availability of, and pricing of, capital in the bank market and in the unsecured bond market can be significantly impacted by global events, including for example the sovereign debt crisis, and there is no assurance that we will be able to raise capital in the unsecured bond market at any particular time to fund future growth or for other purposes.

In Europe, countries such as Greece, Italy, Spain, Portugal and Ireland have been particularly affected by the recent financial and economic conditions, creating a heightened perceived risk of default on the sovereign debt of those countries, with the possibility of a Greek default and rising concerns about the contagion effect it would have on other European Union economies and the ongoing viability of the euro currency and the European Monetary Union. The European Union, the European Central Bank and the International Monetary Fund have prepared rescue packages for some of the affected countries, but we cannot predict whether these packages or other rescue plans, if any, would be successful, including with respect to maintaining the viability of the euro currency or the European Monetary Union. We do not have any direct European sovereign debt exposure, nor do we have any customers based in Greece, but a very substantial part of our portfolio is leased into Europe, as further described in “Risks Related to Our Lessees — European Concentration,” below, and it is difficult to predict with any certainty the impact that a sovereign debt default or a breakup of the European Monetary Union would have on our lessees, but the continuing sovereign debt crisis, increasing yields on sovereign debt, the austerity packages being put into place by a number of European countries and other related effects are likely to have an adverse effect on growth in Europe which may have an adverse impact, which may be material, on the business, financial condition and results of operations of our customers based in Europe and our customers operating to or within Europe. Concerns about sovereign debt defaults also puts pressure on banks holding such debt, leading some banks to reduce lending in order to shore up their balance sheets, making bank debt more difficult to access within our industry and more generally.

In August 2011, Standard & Poor’s Ratings Group, Inc., (“Standard & Poor’s”), lowered its long-term sovereign credit rating on the U.S. from AAA to AA+, reflecting Standard & Poor’s view that the fiscal consolidation plan adopted by U.S. government was insufficient to stabilize the U.S. government’s medium term debt dynamics, which could adversely impact the financial markets and economic conditions in the U.S. and elsewhere around the globe.

Any of these risks could have an adverse effect, which may be material, on our ability to access capital, on our cost of capital or on our business, financial condition, results of operations or our ability to pay dividends to our shareholders.

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

•

the continuing availability of government-funded programs, including military cargo or troop movement contracts, or other forms of government support, whether through subsidies, loans, guarantees, equity investments or otherwise;

•

availability of financing and other circumstances affecting airline liquidity, including covenants in financings, terms imposed by credit card issuers, collateral posting requirements contained in fuel hedging contracts and the ability of airlines to make or refinance principal payments as they come due;

•	geopolitical and other events, including war, acts or threats of terrorism, outbreaks of epidemic diseases and natural disasters;

•	aircraft accidents;

•	operating costs, including the price and availability of jet fuel, labor costs and insurance costs and coverages;

•	restrictions in labor contracts and labor difficulties;

•	economic conditions, including recession, financial system distress and currency fluctuations in the countries and regions in which the lessee operates or from which the lessee obtains financing;

•	losses on investments; and

•	governmental regulation of, or affecting the air transportation business, including noise regulations, emissions regulations, climate change initiatives, and age limitations.

These factors, and others, may lead to defaults by our customers, delay or prevent aircraft deliveries or transitions, result in payment or other restructurings, and increase our costs from repossessions and reduce our revenues due to downtime or lower re-lease rates, which would have an adverse impact on our financial results or our ability to pay dividends to our shareholders.

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

In addition, if demand for aircraft and market lease rental rates decrease, and if these conditions persist, then the market value for our aircraft would be adversely affected and this might result in impairment charges to us in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification’s (“ASC”) (Topic ASC 360) Property, Plant, and Equipment, which relates to accounting for the impairment or disposal of long-lived assets. Other factors that may affect our ability to realize upon the investment in our aircraft and that may increase the likelihood of impairment charges, include higher fuel prices which may increase demand for newer, fuel efficient aircraft, additional environmental regulations, customer preferences and other factors that may effectively shorten the useful life of older aircraft. Such impairment charges may adversely impact our financial results.

Our financial reporting for lease revenue may be significantly impacted by a proposed new model for lease accounting.

On August 17, 2010, the International Accounting Standards Board, (“IASB”), and FASB published for public comment joint proposals (the “Proposals”) to change the financial reporting of lease contracts (“Lease ED”).

The Proposals set out a model for lessee accounting under which as lessee would recognize a “right-of-use” asset representing its right to use the underlying asset and a liability representing its obligation to pay lease rentals over the lease term. The Proposals set out two alternative accounting models for lessors, a “performance obligation” approach and a “derecognition approach”. If a lessor retains exposure to significant risks and benefits associated with the underlying asset, then it would apply the performance obligation approach to the lease of the asset. If a lessor does not retain such an exposure, then it would adopt the derecognition approach to the lease of the asset. The Proposals do not contain an effective date for the proposed changes, and it is possible that an alternative approach may be developed; however, if the Proposals are adopted in the current form, the changes could adversely impact our financial results and the market price for our shares. See “Recent Unadopted Accounting Pronouncements” for recent developments.

Our ability to obtain debt financing and our cost of debt financing is, in part, dependent upon our credit ratings and a credit downgrade could adversely impact our financial results or our ability to pay dividends to our shareholders.

Our ability to obtain debt financing and our cost of debt financing is dependent, in part, on our credit ratings. A credit rating downgrade may result in higher pricing or less favorable terms under secured financings, including Export Credit Agency backed financings, or may make it more difficult or more costly for us to raise debt financing in the unsecured bond market. Credit rating downgrades may therefore make it more difficult to satisfy our funding requirements, adversely impact our financial results or our ability to pay dividends to our shareholders.

We may not be able to obtain long-term debt financing or refinancing on attractive terms, which may reduce our cash available for operations, investment and distribution to shareholders.

Under the terms of Securitization No. 1, we are no longer entitled to receive excess cash flow distributions. Each of Securitization No. 2 and Term Financing No. 1 provide excess cash flow to us only during the initial five years after its respective closing date. In the case of Securitization No. 2, the fifth anniversary of its closing date will occur in June 2012. Conditions in the capital markets or bank debt market, or a downgrade in our credit rating, may prevent the issuance of long-term debt financing or make any new issuance of debt financing more costly or otherwise less attractive to us. Accordingly, we may not refinance any such securitizations and term financing prior to the fifth anniversary of closing, and we may be obliged to leave these financings in place, in which case we would not receive any excess cash flow from the aircraft financed thereunder. This may adversely affect our ability to fund operations or new investments or pay dividends to our shareholders.

An increase in our borrowing costs may adversely affect our earnings and cash available for distribution to our shareholders, and our interest rate hedging contracts would require us to pay significant termination payments in order to terminate in connection with a refinancing.

Our aircraft are financed under long-term debt financings. As these financings mature, we will be required to either refinance these instruments by entering into new financings, which could result in higher borrowing costs, or repay them by using cash on hand or cash from the sale of our assets.

Our securitizations and term financings are London Interbank Offered Rate (“LIBOR”) based floating-rate obligations which we hedged with interest rate swaps into fixed-rate obligations having five-year to ten-year terms. As interest rates declined, the fair value of these interest rate swaps has also declined, and we would incur a significant termination payment if we were to terminate any of these interest rate swaps prior to its scheduled maturity. Because we would likely be obligated to terminate an interest rate swap in order to refinance one of these financings, these interest rate swaps make refinancing our securitizations or our term financings more difficult.

Departure of key officers could harm our business and financial results.

Our senior management’s reputations and relationships with lessees, sellers, buyers and financiers of aircraft are a critical element of our business. We encounter intense competition for qualified employees from other companies in the aircraft leasing industry, and we believe there are only a limited number of available qualified executives in our industry. Our future success depends, to a significant extent, upon the continued service of our senior management personnel, and if we lose one or more of these individuals, our business and financial results could be adversely affected.

We may not be able to pay or maintain dividends, or we may choose not to pay dividends, and the failure to pay or maintain dividends may adversely affect our share price.

On November 7, 2011, our board of directors declared a regular quarterly dividend of $0.15 per common share, or an aggregate of approximately $10.8 million, which was paid on December 15, 2011 to holders of record on November 30, 2011. This dividend may not be indicative of the amount of any future quarterly dividends. Our ability to pay, maintain or increase cash dividends to our shareholders is subject to the discretion of our board of directors and will depend on many factors, including our ability to comply with covenants in our financing documents that limit our ability to pay dividends and make certain other restricted payments to shareholders; the difficulty we may experience in raising and the cost of additional capital and our ability to finance our aircraft acquisition commitments; our ability to re-finance our securitizations and other long-term financings before excess cash flows are no longer made available to us to pay dividends and for other purposes; our ability to negotiate and enforce favorable lease rates and other contractual terms; the level of demand for our aircraft; the economic condition of the commercial aviation industry generally; the financial condition and liquidity of our lessees; unexpected or increased expenses; the level and timing of capital expenditures, principal repayments and other capital needs; the value of our aircraft portfolio; our compliance with loan to value, debt service coverage, interest rate coverage and other financial tests in our financings; maintaining our credit ratings, our results of operations, financial condition and liquidity; general business conditions; restrictions imposed by our securitizations or other financings; legal restrictions on the payment of dividends, including a statutory dividend test and other limitations under Bermuda law; and other factors that our board of directors deems relevant. Some of these factors are beyond our control, and a change in any such factor could affect our ability to pay dividends on our common shares. In the future we may not choose to pay dividends or may not be able to pay dividends, maintain our current level of dividends, or increase them over time. Increases in demand for our aircraft and operating lease payments may not occur and may not increase our actual cash available for dividends to our common shareholders. The failure to maintain or pay dividends may adversely affect our share price.

We are subject to risks related to our indebtedness that may limit our operational flexibility, our ability to compete with our competitors and our ability to pay dividends to our shareholders.

General Risks

As of December 31, 2011, our total indebtedness was approximately $3.0 billion, representing approximately 68.0% of our total capitalization. As a result of our substantial amount of indebtedness, we may be unable to generate sufficient cash to pay, when due, the principal of, interest on or other amounts due with respect to our indebtedness, and our substantial amount of indebtedness may increase our vulnerability to adverse economic and industry conditions, reduce our flexibility in planning for or reaction to changes in the business environment or in our business or industry, and adversely affect our cash flow and our ability to operate our business, compete with our competitors and pay dividends to our shareholders.

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

•

Securitization.    During the first five years from the closing of Securitization No. 2, excess cash flow is available to us from Securitization No. 2 for corporate purposes, to make new investments or to pay dividends to our shareholders. However, if debt service coverage ratio requirements are not met on two consecutive monthly payment dates in the fourth and fifth year following the closing date and in any month following the fifth anniversary of the closing date (June 2012), all excess securitization cash flow is required to be used to reduce the principal balance of the indebtedness of the applicable securitization and will not be available to us for other purposes.

•

Term Financings.    Our term financings contain loan to value and debt service coverage tests. Under certain circumstances, if we fail these tests, excess cash flow could be applied to pay down principal. In February 2012, we completed the annual maintenance-adjusted appraisal for the Term Financing No. 1 Portfolio and determined that we expect to be in compliance with the loan to value ratio on the March 2012 payment date and for the next twelve months.

•

ECA Term Financings.    Our ECA term financings contain a $500 million minimum net worth covenant and also contain, among other customary provisions, a material adverse change default and cross-default to other ECA- or EXIM (“Export-Import Bank of the United States”) — supported financings or other recourse financings of the Company.

•	Bank Financings. Our bank financings contain, among other customary provisions, a $500 million minimum net worth covenant and, in some cases, a cross-default to other financings with the same lender.

•

Senior Notes.    Our senior notes indenture imposes operating and financial restrictions on our activities. These restrictions limit our ability to, or in certain cases prohibit us from, incurring or guaranteeing additional indebtedness, refinancing our existing indebtedness, paying dividends, repurchasing our common shares, making other restricted payments or making certain investments or entering into joint ventures.

In addition, under the terms of the securitizations and term financings, certain transactions will require the consent or approval of one or more of the securitization trustees, the rating agencies that rated the applicable portfolio’s certificates, the financial guaranty insurance policy issuer for the applicable securitization or the banks providing the financing, including, as applicable, (i) sales of aircraft (a) in numbers exceeding the applicable limit in any securitization or term financing, or (b) at prices below certain scheduled minimum amounts, or (c) in any calendar year, in amounts in excess of 10% of the portfolio value at the beginning of that year, or if such sales would cause a breach of the agreed concentration limits or cause the number of aircraft financed to fall below agreed levels, (ii) the leasing of aircraft to the extent not in compliance with the lessee and geographic concentration limits, and the other operating covenants, (iii) modifying an aircraft if the cost thereof would exceed certain amounts or (iv) entering into any transaction between us and the applicable securitization entities not already contemplated in the applicable securitization or term financing. Absent the aforementioned consent, which we may not receive, the lessee and geographic concentration limits under the securitization or term financing will require us to re-lease the aircraft to a diverse set of customers and may place limits on our ability to lease our aircraft to certain customers in certain jurisdictions, even if to do so would provide the best risk/return outcome at that time. In addition, with respect to the securitizations, because the financial guarantee insurance policy issuer is currently experiencing financial distress, it is unclear whether such policy issuer will be in a position to continue to consider to any request for consent, or may refuse or be unable to grant its consent, to any such proposed transaction which may, with respect to aircraft financed under the securitizations, limit our ability to place aircraft on lease to provide the best returns or to sell aircraft that we believe would be in our best interest to sell.

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

We are subject to various risks and requirements associated with transacting business in foreign jurisdictions.

The international nature of our business exposes us to trade and economic sanctions and other restrictions imposed by the U.S. and other governments. The U.S. Departments of Justice, Commerce, Treasury and other agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against companies for violations of export controls, the Foreign Corrupt Practices Act (“FCPA”), and other federal statutes, sanctions and regulations, including those established by the Office of Foreign Assets Control (“OFAC”) and, increasingly, similar or more restrictive foreign laws, rules and regulations. By virtue of these laws and regulations, and under laws and regulations in other jurisdictions, we may be obliged to limit our business activities, we may incur costs for compliance programs and we may be subject to enforcement actions or penalties for noncompliance. In recent years, U.S. and foreign governments have increased their oversight and enforcement activities with respect to these laws and we expect the relevant agencies to continue to increase these activities. A violation of these laws, sanctions or regulations could adversely impact our business, results of operations or ability to pay dividends to our shareholders.

We have compliance policies and training programs in place for our employees with respect to FCPA, OFAC and similar laws, but there can be no assurance that our employees, consultants or agents will not engage in conduct for which we may be held responsible. Violations of FCPA, OFAC and other laws, sanctions or regulations may result in severe criminal or civil penalties, and we may be subject to other liabilities, which could adversely affect our business, results of operations or ability to pay dividends to our shareholders.

We are dependent upon information technology systems, which are subject to disruption, damage, failure and risks associated with implementation and integration.

We are dependent upon information technology systems in the conduct of our operations. Our information technology systems are subject to disruption, damage or failure from a variety of sources, including, without limitation, computer viruses, security breaches, cyber attacks, natural disasters and defects in design. Damage, disruption, or failure of one or more information technology systems may result in interruptions to our operations in the interim or may require a significant investment to fix or replace them. Various measures have been implemented to manage our risks related to the information technology systems and network disruptions, but our business, financial position or results of our operations could be adversely impacted by such interruptions or such investments.

Risks related to our aviation assets

The variability of supply and demand for aircraft could depress lease rates for our aircraft, which would have an adverse effect on our financial results and growth prospects and on our ability to meet our debt obligations and to pay dividends to our shareholders.

The aircraft leasing and sales industry has experienced periods of aircraft oversupply and undersupply. The oversupply of a specific type of aircraft in the market is likely to depress aircraft lease rates for, and the value of, that type of aircraft.

The supply and demand for aircraft is affected by various cyclical and non-cyclical factors that are not under our control, including:

•	passenger and air cargo demand;

•	operating costs, including fuel costs, and general economic conditions affecting our lessees’ operations;

•	geopolitical events, including war, prolonged armed conflict and acts of terrorism;

•	outbreaks of communicable diseases and natural disasters;

•	governmental regulation;

•	interest rates;

•	foreign exchange rates;

•	airline restructurings and bankruptcies;

•	the availability of credit;

•	changes in control of, or restructurings of, other aircraft leasing companies;

•	manufacturer production levels and technological innovation;

•	climate change initiatives, technological change, aircraft noise and emissions regulations, aircraft age limits and other factors leading to retirement and obsolescence of aircraft models;

•	manufacturers merging, exiting the industry or ceasing to produce aircraft types;

•	new-entrant manufacturers producing additional aircraft models, or existing manufacturers producing newly engined aircraft models or new aircraft models, in competition with existing aircraft models;

•	reintroduction into service of aircraft previously in storage; and

•	airport and air traffic control infrastructure constraints.

These and other factors may produce sharp decreases or increases in aircraft values and lease rates, which would impact our cost of acquiring aircraft, which may cause us to fail loan to value tests in our financings, and which may result in lease defaults and also prevent the aircraft from being re-leased or sold on favorable terms. If we fail a loan to value test, principal payments under the relevant financing will increase and we will have less free cash flow available for operations, investments, dividends and other purposes. This would have an adverse effect on our financial results and growth prospects and on our ability to meet our debt obligations or to pay dividends to our shareholders.

Other factors that increase the risk of decline in aircraft value and lease rates could have an adverse affect on our financial results and growth prospects and on our ability to meet our debt obligations and to pay dividends to our shareholders.

In addition to factors linked to the aviation industry generally, other factors that may affect the value and lease rates of our aircraft include:

•	the age of the aircraft;

•	the particular maintenance and operating history of the airframe and engines;

•	the number of operators using that type of aircraft;

•	whether the aircraft is subject to a lease and, if so, whether the lease terms are favorable to us;

•	applicable airworthiness directives or manufacturer’s service bulletins that have not yet been performed to the aircraft;

•	grounding orders or other regulatory action that could prevent or limit utilization of our aircraft;

•	any regulatory and legal requirements that must be satisfied before the aircraft can be purchased, sold or re-leased; and

•	compatibility of our aircraft configurations or specifications with those desired by the operators of other aircraft of that type.

Any decrease in the values of and lease rates for commercial aircraft which may result from the above factors or other unanticipated factors may have a material adverse effect on our financial results and growth prospects and on our ability to meet our debt obligations or to pay dividends to our shareholders.

The advent of superior aircraft technology could cause our existing aircraft portfolio to become outdated and therefore less desirable, which could adversely affect our financial results and growth prospects, our ability to compete in the marketplace or our ability to pay dividends to our shareholders.

As manufacturers introduce technological innovations and new types of aircraft, including the Boeing 787 and Airbus A350 and re-engined and/or replacement types for the Boeing 737 and A320 families of aircraft, certain aircraft in our existing aircraft portfolio may become less desirable to potential lessees or purchasers. For example, in 2010 Airbus announced that it intends to produce a “new engine option” (“NEO”) Model A320 family aircraft from 2016, which it says will reduce fuel burn by 15% and cut noise emission and maintenance costs, among other improvements. In August 2011, Boeing announced a plan to produce the “737 MAX”, for 2017, which is a re-engined version of the existing Boeing Model 737 New Generation model of aircraft. Boeing says that the 737-800 MAX is expected to deliver a 16% improvement in fuel efficiency over the existing Airbus Model A320 offering and a 4% improvement over the A320 NEO. In addition, Bombardier Inc. is building an aircraft model, the “C Series,” that will compete with Airbus Model A319 and Boeing Model 737-700 aircraft in our fleet, and Commercial Aircraft Corporation of China Ltd and Sukhoi Company (JSC) have announced their intention to manufacturer commercial jet aircraft that will compete with single-aisle aircraft produced by Airbus and Boeing.

In addition, although all of the aircraft in our portfolio are Stage 3 noise-compliant, the imposition of more stringent noise or emissions standards or the introduction of additional age limitation regulations may limit the potential customer base for certain aircraft in our portfolio or make certain of our aircraft less desirable in the marketplace.

Any of these risks could adversely affect our ability to lease or sell our aircraft on favorable terms, or at all, which could have an adverse affect on our financial condition and results of operations or on our ability to pay dividends to our shareholders.

The effects of various energy, emissions, and noise regulations and initiatives may negatively affect the airline industry. This may cause lessees to default on their lease payment obligations to us and may limit the market for certain aircraft in our portfolio.

Governmental regulations regarding aircraft and engine noise and emissions levels apply based on where the relevant aircraft is registered and operated. For example, jurisdictions throughout the world have adopted noise regulations which require all aircraft to comply with noise level standards. In addition to the current requirements, the United States and the International Civil Aviation Organization (“ICAO”) have adopted a new, more stringent set of standards for noise levels which applies to engines manufactured or certified on or after January 1, 2006. Currently, U.S. regulations would not require any phase-out of aircraft that qualify with the older standards applicable to engines manufactured or certified prior to January 1, 2006, but the European Union has established a framework for the imposition of operating limitations on aircraft that do not comply with the new standards. These regulations could limit the economic life of the aircraft and engines, reduce their value, limit our ability to lease or sell the non-compliant aircraft and engines or, if engine modifications are permitted, require us to make significant additional investments in the aircraft and engines to make them compliant.

In addition to more stringent noise restrictions, the United States and other jurisdictions impose more stringent limits on other aircraft engine emissions, such as NOx, CO and CO2, consistent with current ICAO standards. These limits generally apply only to engines manufactured after 1999. Certain of the aircraft engines owned by us were manufactured after 1999. Because aircraft engines are retired or replaced from time to time in the usual course, it is likely that the number of such engines may increase over time. Also, the U.S. is in the process of adopting more stringent nitrogen oxide emission standards for newly manufactured aircraft engines, beginning in 2013, and ICAO has recently adopted a resolution designed to cap greenhouse gas emissions from aircraft and has committed to propose a greenhouse gas emission standard for aircraft engines by 2012. Concerns over energy security, environmental sustainability, and climate change could result in more stringent limitations on the operation of our aircraft; particularly aircraft equipped with older-technology engines, or could result in decreased demand for air travel.

The Environmental Protection Agency (the “EPA”) has periodically revised its NOx, CO, and CO2 emission standards to incorporate the ICAO’s standards. Most recently, on July 27, 2011, EPA published proposed regulations that would set more stringent NOx emission standards for aircraft engines in line with those already endorsed by the ICAO. The proposed regulations also include several new reporting requirements applicable to manufacturers of aircraft gas turbine engines. These proposed regulatory requirements, except a portion of the proposed engine manufacturer reports, have already been adopted or are actively under consideration by the ICAO. The public comment period for the proposed regulations closed in September 2011. EPA has stated that it expects to issue final regulations in 2012.

In addition, EPA has received petitions from various groups urging EPA to make a finding under the Clean Air Act that greenhouse gas (“GHG”) emissions from aircraft endanger the public health. An endangerment finding, if made, could lead EPA to regulate GHG emissions from aircraft. EPA received the petitions in December 2007, but did not take any action to approve or deny the petitions. On June 22, 2010, a lawsuit was filed against EPA in United States District Court for the District of Columbia, seeking to compel EPA to act upon the petitions. On July 5, 2011, the district court dismissed some of the claims in that lawsuit, but found that EPA is required by the statute to determine whether GHG emissions endanger public health. The lawsuit remains pending in the district court. Any decision made by the district court could be appealed to the United States Court of Appeals for the District of Columbia and, potentially, to the United States Supreme Court. The outcome of the lawsuit is uncertain, but there is at lease a possibility that the lawsuit will result, at some point, in a court decision that causes EPA to take steps to regulate GHG emissions from aircraft.

European countries generally have relatively strict environmental regulations that can restrict operational flexibility and decrease aircraft productivity. The European Union has included the aviation sector in the European Union’s (“EU”) Emissions Trading Scheme (“ETS”). Effective on January 1, 2012. This inclusion could possibly lead to higher ticket prices in the European transport market and a reduction in the number of airline passengers. In September 2011, more than 20 countries, including the U.S., signed a declaration vowing to challenge the inclusion of aviation in the ETS. The U.S. supports the ICAO as the proper venue for international regulation of emissions, and maintains that the EU’s approach is contrary to ICAO’s charter. The ICAO has also adopted a non-binding declaration contesting the inclusion of airlines in the ETS. On December 21, 2011, the EU Court of Justice issued an opinion holding that the EU’s inclusion of the international airline sector in the ETS did not infringe upon the sovereignty of other states or international agreements. Pursuant to that decision, the EU is now implementing its plan to include aviation emissions in the ETS. The United States, China, and other countries continue to oppose the inclusion of aviation emissions in the ETS.

The United Kingdom significantly increased its air passenger duties in 2007 and, for most longer flights, again in 2009, in recognition of the environmental costs of air travel. Similar, or more restrictive, measures may be implemented in other jurisdictions as a result of environmental or climate change concerns, which could have an impact on the global market for certain aircraft and cause behavioral shifts that result in decreased demand for air travel.

Over time, it is possible that governments will adopt additional regulatory requirements and/or market-based policies that are intended to reduce energy usage, emissions, and noise levels from aircraft. Such initiatives may be based on concerns regarding climate change, energy security, public health, local impacts, or other factors.

Compliance with current or future regulations, taxes or duties imposed to deal with energy usage, fuel type, emissions, noise levels, or related issues could cause the lessees to incur higher costs and, due to higher ticket prices, lower demand for travel, leading to lower net airline revenues, resulting in an adverse impact on the financial condition of our lessees. Consequently, such compliance may affect the lessees’ ability to make rental and other lease payments and limit the market for certain of our aircraft in our portfolio, which may adversely affect our ability to lease or sell our aircraft on favorable terms, or at all, which could have an adverse effect on our financial condition and results of operations or on our ability to pay dividends to our shareholders.

The advanced age, or older technology, of some of our aircraft may expose us to higher than anticipated maintenance related expenses, which could adversely affect our financial results and our ability to pursue additional acquisitions or our ability to pay dividends to our shareholders.

As of December 31, 2011, based on net book value, 22% of our aircraft portfolio was 15 years or older. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Additionally, older aircraft typically are less fuel-efficient than newer aircraft and may be more difficult to re-lease or sell, particularly if, due to airline insolvencies or other distress, older aircraft are competing with newer aircraft in the lease or sale market. Variable expenses like fuel, crew size or aging aircraft corrosion control or inspection or modification programs and related airworthiness directives could make the operation of older aircraft less economically feasible and may result in increased lessee defaults. We may also incur some of these increased maintenance expenses and regulatory costs upon acquisition or re-leasing of our aircraft. In addition, a number of countries have adopted or may adopt age limits on aircraft imports, which may result in greater difficulty placing affected aircraft on lease or re-lease on favorable terms. Any of these expenses, costs or risks will have a negative impact on our financial results, our ability to pursue additional acquisitions or on our ability to pay dividends to our shareholders.

The concentration of aircraft types in our aircraft portfolio could lead to adverse effects on our business and financial results should any difficulties specific to these particular types of aircraft occur.

Our owned aircraft portfolio is concentrated in certain aircraft types. In addition, we have a significant concentration of freighter aircraft in our portfolio, and we have growing exposure to risks in the cargo market. Should any of these aircraft types (or other types we acquire in the future) or Airbus or Boeing encounter technical, financial or other difficulties, a decrease in value of such aircraft, an inability to lease the aircraft on favorable terms or at all, or a potential grounding of such aircraft could occur. As a result, the inability to lease the affected aircraft types would likely have an adverse effect on our financial results to the extent the affected aircraft types comprise a significant percentage of our aircraft portfolio. The composition of our aircraft portfolio may therefore adversely affect our business and financial results or our ability to pay dividends to our shareholders.

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

A number of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk or residual value assessments, which could allow them to consider a wider variety of investments, establish more relationships, bid more aggressively on aviation assets available for sale and offer lower lease rates than we can. For instance, some of our competitors may provide financial services, maintenance services or other inducements to potential lessees that we cannot provide. As a result of competitive pressures, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objectives. Additionally, we may not be able to compete effectively against present and future competitors in the aircraft leasing market or aircraft sales market. The competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations or on our ability to pay dividends to our shareholders.

Risks related to our leases

If lessees are unable to fund their maintenance obligations on our aircraft, our cash flow and our ability to meet our debt obligations or to pay dividends to our shareholders could be adversely affected.

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

Even if we are entitled to receive maintenance payments, these payments may not cover the entire expense of the scheduled maintenance they are intended to fund. In addition, maintenance payments typically cover only certain scheduled maintenance requirements and do not cover all required maintenance and all scheduled maintenance. Furthermore, lessees may not meet their maintenance payment obligations or perform required scheduled maintenance. Any significant variations in such factors may materially adversely affect our business and particularly our cash position, which would make it difficult for us to meet our debt obligations or to pay dividends to our shareholders.

Failure to pay certain potential additional operating costs could result in the grounding or arrest of our aircraft and prevent the re-lease, sale or other use of our aircraft, which would negatively affect our financial condition and results of operations or our ability to pay dividends to our shareholders.

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

•	carbon taxes or other fees, taxes or costs imposed under emissions limitations, climate change regulations or other initiatives.

The failure to pay certain of these costs can result in liens on the aircraft and the failure to register the aircraft can result in a loss of insurance. These matters could result in the grounding or arrest of the aircraft and prevent the re-lease, sale or other use of the aircraft until the problem is cured, which would negatively affect our financial condition and results of operations or on our ability to pay dividends to our shareholders.

Our lessees may have inadequate insurance coverage or fail to fulfill their respective indemnity obligations, which could result in us not being covered for claims asserted against us and may negatively affect our business, financial condition and results of operations or our ability to pay dividends to our shareholders.

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

Our lessees’ insurance, including any available governmental supplemental coverage, may not be sufficient to cover all types of claims that may be asserted against us. Any inadequate insurance coverage or default by lessees in fulfilling their indemnification or insurance obligations or the lack of political risk, hull, war or third-party war risk and terrorism liability insurance will reduce the proceeds that would be received by us upon an event of loss under the respective leases or upon a claim under the relevant liability insurance, which could negatively affect our business, financial condition and results of operations or our ability to pay dividends to our shareholders.

Failure to obtain certain required licenses and approvals could negatively affect our ability to re-lease or sell aircraft, which would negatively affect our financial condition and results of operations or our ability to pay dividends to our shareholders.

A number of leases require specific licenses, consents or approvals for different aspects of the leases. These include consents from governmental or regulatory authorities for certain payments under the leases and for the import, export or deregistration of the aircraft. Subsequent changes in applicable law or administrative practice may increase such requirements and a governmental consent, once given, might be withdrawn. Furthermore, consents needed in connection with future re-leasing or sale of an aircraft may not be forthcoming. Any of these events could adversely affect our ability to re-lease or sell aircraft, which would negatively affect our financial condition and results of operations or our ability to pay dividends to our shareholders.

Due to the fact that many of our lessees operate in emerging markets, we are indirectly subject to many of the economic and political risks associated with competing in such markets.

Emerging markets are countries which have less developed economies that are vulnerable to economic and political problems, such as significant fluctuations in gross domestic product, interest and currency exchange rates, civil disturbances, government instability, nationalization and expropriation of private assets and the imposition of taxes or other charges by governments. The occurrence of any of these events in markets served by our lessees and the resulting instability may adversely affect our ownership interest in an aircraft or the ability of lessees which operate in these markets to meet their lease obligations and these lessees may be more likely to default than lessees that operate in developed economies. For the year ended December 31, 2011, 46 of our lessees which operated 94 aircraft and generated lease rental revenue representing 56% of our lease rental revenue are domiciled or habitually based in emerging markets.

Risks related to our lessees

Lessee defaults could materially adversely affect our business, financial condition and results of operations or our ability to pay dividends to our shareholders.

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

The financial condition of our lessees will be greatly influenced by the overall demand for air travel; in a weak demand environment, airline yields may come under pressure, which may negatively impact airline financial performance in a significant way. To the extent that airline operating costs increase, because of increased fees or taxes associated with climate change initiatives, because of reduced operating efficiency resulting from noise or emissions limitations, because of changes in consumer behavioral patterns, or otherwise, demand for air travel and/or airline financial performance may be negatively impacted.

We may not correctly assess the credit risk of each lessee or charge risk-adjusted lease rates, and lessees may not be able to continue to perform their financial and other obligations under our leases in the future. A delayed, missed or reduced rental payment from a lessee decreases our revenues and cash flow and may adversely affect our ability to make payments on our indebtedness, to comply with debt service coverage or interest coverage ratios, and to pay dividends on our common shares. While we may experience some level of delinquency under our leases, default levels may increase over time, particularly as our aircraft portfolio ages and if economic conditions continue to deteriorate. A lessee may experience periodic difficulties that are not financial in nature, which could impair its performance of maintenance obligations under the leases. These difficulties may include the failure to perform under the required aircraft maintenance program in a sufficient manner and labor-management disagreements or disputes.

In the event that a lessee defaults under a lease, any security deposit paid or letter of credit provided by the lessee may not be sufficient to cover the lessee’s outstanding or unpaid lease obligations and required maintenance and transition expenses.

If our lessees encounter financial difficulties and we decide to restructure our leases with those lessees, this would result in less favorable leases and could result in significant reductions in our cash flow and affect our ability to meet our debt obligations or to pay dividends to our shareholders.

When a lessee (i) is late in making payments, (ii) fails to make payments in full or in part under the lease or (iii) has otherwise advised us that it will in the future fail to make payments in full or in part under the lease, we may elect to or be required to restructure the lease. Restructuring may involve anything from a simple rescheduling of payments to the termination of a lease without receiving all or any of the past due amounts. If any requests for payment restructuring or rescheduling are made and granted, reduced or deferred rental payments may be payable over all or some part of the remaining term of the lease, although the terms of any revised payment schedules may be unfavorable and such payments may not be made. We may be unable to agree upon acceptable terms for any requested restructurings and as a result may be forced to exercise our remedies under those leases. If we, in the exercise of our remedies, repossess the aircraft, we may not be able to re-lease the aircraft promptly at favorable rates, or at all.

The terms and conditions of payment restructurings or reschedulings may result in significant reductions of rental payments, which may adversely affect our cash flows and our ability to meet our debt obligations and to pay dividends to our shareholders.

Significant costs resulting from lease defaults could have a material adverse effect on our business or our ability to pay dividends to our shareholders.

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

If our lessees fail to appropriately discharge aircraft liens, we might find it necessary to pay such claims, which could have a negative effect on our cash position and our business or our ability to pay dividends to our shareholders.

In the normal course of business, liens that secure the payment of airport fees and taxes, custom duties, air navigation charges (including charges imposed by Eurocontrol), landing charges, crew wages, repairer’s charges, salvage or other liens (“Aircraft Liens”), are likely, depending on the jurisdiction in question, to attach to the aircraft. The Aircraft Liens may secure substantial sums that may, in certain jurisdictions or for limited types of Aircraft Liens (particularly fleet liens), exceed the value of the particular aircraft to which the Aircraft Liens have attached. Although the financial obligations relating to these Aircraft Liens are the responsibilities of our lessees, if they fail to fulfill their obligations, Aircraft Liens may attach to our aircraft and ultimately become our responsibility. In some jurisdictions, Aircraft Liens may give the holder thereof the right to detain or, in limited cases, sell or cause the forfeiture of the aircraft.

Until they are discharged, Aircraft Liens could impair our ability to repossess, re-lease or resell our aircraft. Our lessees may not comply with their obligations under their respective leases to discharge Aircraft Liens arising during the terms of their leases, whether or not due to financial difficulties. If they do not, we may, in some cases, find it necessary to pay the claims secured by such Aircraft Liens in order to repossess the aircraft. Such payments would adversely affect our cash position and our business generally, and our ability to pay dividends to our shareholders.

Failure to register aircraft in certain jurisdictions could result in adverse effects and penalties which could materially adversely affect our business or our ability to pay dividends to our shareholders.

Pursuant to our existing leases, all of our aircraft are required to be duly registered at all times with the appropriate governmental civil aviation authority. Generally, in jurisdictions outside the United States, failure to maintain the registration of any aircraft that is on-lease would be a default under the applicable lease, entitling us to exercise our rights and remedies thereunder if enforceable under applicable law. If an aircraft were to be operated without a valid registration, the lessee operator or, in some cases, the owner or lessor might be subject to penalties, which could constitute or result in an Aircraft Lien being placed on such aircraft. Lack of registration could have other adverse effects, including the inability to operate the aircraft and loss of insurance coverage, which in turn could have a material adverse effect on our business or our ability to pay dividends to our shareholders.

If our lessees fail to comply with government regulations regarding aircraft maintenance, we could be subject to costs that could adversely affect our cash position and our business or our ability to pay dividends to our shareholders.

Our aircraft are subject to aviation authority regulations and requirements regarding maintenance of aircraft in the jurisdictions in which the aircraft are registered and operate, including requirements imposed by airworthiness directives (“Airworthiness Directives”) issued by aviation authorities. Airworthiness Directives typically set forth particular special maintenance actions or modifications to certain aircraft types or models that the owners or operators of aircraft must implement.

Each lessee generally is responsible for complying with all of the Airworthiness Directives and is required to maintain the aircraft’s maintenance and airworthiness. However, if a lessee fails to satisfy its obligations, or we have undertaken some obligations as to maintenance or airworthiness under a lease, we may be required to bear (or, to the extent required under the relevant lease, to share) the cost. If any of our aircraft are not subject to a lease, we would be required to bear the entire cost of compliance. Such payments would adversely affect our cash position and our business generally or our ability to pay dividends to our shareholders.

Risks associated with the concentration of our lessees in certain geographical regions could harm our business or adversely impact our ability to pay dividends to our shareholders.

Our business is sensitive to local economic and political conditions that can influence the performance of lessees located in a particular region. Such adverse economic and political conditions include additional regulation or, in extreme cases, requisition. In 2011, the combination of volatile and increasing fuel prices, the inability of many companies to access the capital markets and a fragile economic recovery impacted the global aviation market, causing severe financial strain and a number of bankruptcies. The effect of these conditions on payments to us will be more or less pronounced, depending on the concentration of lessees in the region with adverse conditions. For the year ended December 31, 2011, lease rental revenues from lessees by region, were 45% in Europe, 13% in North America, 24% in Asia (including 12% in China), 7% in Latin America, and 11% in the Middle East and Africa.

European Concentration

Forty-one lessees based in Europe accounted for 45% of our lease rental revenues for the year ended December 31, 2011 and accounted for 66 aircraft totaling 41% of the net book value of our aircraft at December 31, 2011. Six aircraft, representing 3% of the net book value of our aircraft at December 31, 2011, were leased to a customer in Spain and one aircraft, representing less than 1% of the net book value of our aircraft at December 31, 2011, was leased to a customer based in Italy. We have no lessees based in Greece, Portugal or Ireland.

Commercial airlines in Europe face, and can be expected to continue to face, increased competitive pressures due to the expansion of low cost carriers as well as the rise of stronger airline groupings that are have emerged through consolidation efforts. Moreover, the sovereign debt market concerns surrounding Greece, Italy, Spain and other European countries, and general weakness in European home market economies is hampering growth and causing financial hardship for airlines in Europe, large and small. While several of the continent’s larger airlines have announced comprehensive restructuring efforts (including significant cost cutting measures), we are generally more concerned about the ability of smaller players to continue to honor contractual lease obligations.

Russia accounted for 10% of our lease rental revenues for the year ended December 31, 2011 and accounted for 13 aircraft totaling 10% of the net book value of our aircraft at December 31, 2011. Russia has a market-based economy that is in large part dependent on natural resources, particularly oil, natural gas, and metals. The economy has grown steadily in recent years (except during the recent financial crisis) but remains exposed to volatility in commodity values. The incumbent government is facing increased civilian pressures to enact political reforms and continued political instability and resulting economic uncertainty could potentially have an effect on economic growth, and demand for air transportation.

Asian Concentration

Nineteen lessees based in Asia accounted for 24% of our lease rental revenues for the year ended December 31, 2011 and accounted for 39 aircraft totaling 28% of the net book value of our aircraft at

December 31, 2011. Growth in most of Asia has been strong, driven in large part by emerging economies including China and India, but also markets such as the Philippines and Indonesia. However, certain markets are plagued by oversupply and crowded competitive landscapes. Demand weakness resulting from slowing economic growth in the region, a recurrence of SARS or avian influenza or the outbreak of another epidemic disease, which many experts think could originate in Asia, would likely adversely affect the Asian airline industry.

Five lessees based in China accounted for 12% of our lease rental revenues for the year ended December 31, 2011 and accounted for 19 aircraft totaling 12% of the net book value of our aircraft at December 31, 2011. Chinese airline industry performance during 2011 was relatively strong, but airline performance could suffer if economic growth moderates. Additionally, major obstacles to the Chinese airline industry’s development exist, including the continuing government control and regulation of the industry. If such control and regulation persists or increases, the Chinese airline industry would likely experience a significant decrease in growth or restrictions on future growth, and it is conceivable that our interests in aircraft on-lease to, or our ability to lease to, Chinese carriers could be adversely affected.

North American Concentration

Five lessees based in North America accounted for 13% of our lease rental revenues for the year ended December 31, 2011 and accounted for 16 aircraft totaling 9% of the net book value of our aircraft at December 31, 2011. Consolidation among major airlines in the U.S. has helped drive capacity discipline and pricing power, but despite recent improvements in the financial results of many carriers, airlines remain highly susceptible to macroeconomic and geopolitical factors outside their control. The prolonged conflicts in Iraq and Afghanistan and the September 11, 2001 terrorist attacks and subsequent attempted attacks in the United States have resulted in tightened security measures and reduced demand for air travel, which, together with high and volatile fuel costs, have imposed additional financial burdens on most U.S. airlines.

Latin American Concentration

Six lessees based in Latin America accounted for 7% of our lease rental revenues for the year ended December 31, 2011 and accounted for 10 aircraft totaling 6% of the net book value of our aircraft at December 31, 2011. Air travel demand in Latin America remains robust, fueled by economic growth in the region. The proliferation of low cast carriers has also played a meaningful role in stimulating travel demand. Among the more established regional players, we have witnessed an increase in consolidation activity including the combinations of Gol and Webjet, Avianca and Taca and LAN and TAM. Airlines in certain countries are implementing large capacity additions, and any restrictions imposed on airport or other infrastructure usage or further degradation of the region’s aviation safety record, high and volatile fuel prices, or other economic reversal or slow downs, could have a material adverse effect on carriers’ financial performance and thus our ability to collect lease payments.

Middle East and African Concentration

Six lessees based in the Middle East and Africa accounted for 11% of our lease rental revenues for the year ended December 31, 2011 and accounted for nine aircraft totaling 15% of the net book value of our aircraft at December 31, 2011. Middle Eastern, and particularly Gulf-based carriers, have a large number of aircraft on order and continue to capitalize on the region’s favorable geographic position as an East-West transfer hub. However, ongoing geopolitical tension and any aviation related act of terrorism in the region could adversely affect financial performance. In 2011, a number of countries in the Middle East and North Africa experienced significant political instability in the form of widespread demonstrations, calls for political reform, and, in certain cases, revolution, negatively impacting tourism and air travel. Other countries in the region have seen similar activity, and continued unrest and instability would again negatively impact the financial performance of airlines operating to, from, and within this region.

South African Airways accounted for 4.5% of our lease rental revenues for the year ended December 31, 2011 and accounted for four aircraft totaling 7.9% of the net book value of our aircraft at December 31, 2011.

South Africa’s economy is heavily dependent on natural resources, particularly precious metals, and it is exposed to economic and social risks arising from volatility in commodity prices. South African Airways relies upon government support for its significant capital requirements.

Risks Related to the Aviation Industry

High fuel prices impact the profitability of the airline industry. If fuel prices rise, our lessees might not be able to meet their lease payment obligations, which would have an adverse effect on our financial results and growth prospects or our ability to pay dividends to our shareholders.

Fuel costs represent a major expense to companies operating within the airline industry. Fuel prices fluctuate widely depending primarily on international market conditions, geopolitical and environmental events and currency/exchange rates. As a result, fuel costs are not within the control of lessees and significant changes would materially affect their operating results.

The high cost of fuel in 2007 and 2008 had a material adverse impact on the profitability of most airlines (including our lessees). Fuel hedging contracts entered into during the high fuel price environment resulted in significant losses and/or additional cash collateral being required to be posted in respect of those fuel hedges for certain airlines in late 2008 and early 2009 as fuel prices fell significantly. Fuel prices in 2009 were less volatile, but increased steadily over the course of the year and this upward trend has generally continued through 2010 and into 2011. Fuel prices have become increasingly volatile, making it difficult for airlines to define their hedging strategies.

Due to the competitive nature of the airline industry, airlines have been, and may continue to be, unable to pass on increases in fuel prices to their customers by increasing fares in a manner that fully compensates for the costs incurred. Higher and more volatile fuel prices may also have an impact on consumer confidence and spending, and thus may adversely impact demand for air transportation. In addition, airlines may not be able to successfully manage their exposure to fuel price fluctuations. If fuel prices increase due to future terrorist attacks, acts of war, armed hostilities, natural disasters or for any other reason, they are likely to cause our lessees to incur higher costs and/or generate lower revenues, resulting in an adverse impact on their financial condition and liquidity. Fuel cost volatility may contribute to the reluctance of airlines to make future commitments to lease aircraft and, accordingly, reduce the demand for lease aircraft. Consequently, these conditions may (i) affect our lessees’ ability to make rental and other lease payments, (ii) result in lease restructurings and/or aircraft repossessions, (iii) increase our costs of servicing and marketing our aircraft, (iv) impair our ability to re-lease our aircraft or re-lease or otherwise dispose of our aircraft on a timely basis at favorable rates or terms, or at all, and (v) reduce the proceeds received for the aircraft upon any disposition. These results could have an adverse effect on our financial results and growth prospects or our ability to pay dividends to our shareholders.

If the effects of terrorist attacks and geopolitical conditions adversely impact the financial condition of the airlines, our lessees might not be able to meet their lease payment obligations, which would have an adverse effect on our financial results and growth prospects or our ability to pay dividends to our shareholders.

As a result of the September 11, 2001 terrorist attacks in the United States and subsequent actual and attempted terrorist attacks, notably in the Middle East, Southeast Asia and Europe, increased security restrictions were implemented on air travel, airline costs for aircraft insurance and enhanced security measures have increased, and airlines in certain countries continue to rely on government-sponsored programs to acquire war risk insurance. In addition, war or armed hostilities in the Middle East, Iran, North Korea or elsewhere, or the fear of such events, could further exacerbate many of the problems experienced as a result of terrorist attacks. The situation in Iraq continues to be uncertain; tension over Iran’s nuclear program continues; the war in Afghanistan continues, and more recently the events in Libya, Tunisia and Egypt have resulted in changes to long-standing regimes, and other regimes in the Middle East and North Africa, including Syria and Yemen, have been destabilized and/or have used extreme measures to retain power. Any or all of these may lead to further instability in the Middle East. The 2008 attacks in Mumbai also raised tensions in South Asia. Future terrorist attacks, war or armed hostilities, large protests or government instability, or the fear of such events, could further negatively impact the airline industry and may have an adverse effect on the financial condition and liquidity of our lessees, aircraft values and rental rates and may lead to lease restructurings or aircraft repossessions, all of which could adversely affect our financial results and growth prospects or our ability to pay dividends to our shareholders.

Terrorist attacks and geopolitical conditions have negatively affected the airline industry, and concerns about geopolitical conditions and further terrorist attacks could continue to negatively affect airlines (including our lessees) for the foreseeable future, depending upon various factors, including (i) higher costs to the airlines due to the increased security measures; (ii) decreased passenger demand and revenue due to the inconvenience of additional security measures; (iii) the price and availability of jet fuel and the cost and practicability of obtaining fuel hedges under current market conditions; (iv) higher financing costs and difficulty in raising the desired amount of proceeds on favorable terms, or at all; (v) the significantly higher costs of aircraft insurance coverage for future claims caused by acts of war, terrorism, sabotage, hijacking and other similar perils, and the extent to which such insurance has been or will continue to be available; (vi) the ability of airlines to reduce their operating costs and conserve financial resources, taking into account the increased costs incurred as a consequence of terrorist attacks and geopolitical conditions, including those referred to above; and (vii) special charges recognized by some airlines, such as those related to the impairment of aircraft and other long lived assets stemming from the grounding of aircraft as a result of terrorist attacks, the economic slowdown and airline reorganizations.

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

Although the United States and the governments of some other countries provide for limited government coverage for certain aviation insurance, these programs may not continue, nor is there any guarantee such government will pay under these programs in a timely fashion.

If the current industry conditions should continue or become exacerbated due to future terrorist attacks, acts of war or armed hostilities, they are likely to cause our lessees to incur higher costs and to generate lower revenues, resulting in an adverse effect on their financial condition and liquidity. Consequently, these conditions may affect their ability to make rental and other lease payments to us or obtain the types and amounts of insurance required by the applicable leases (which may in turn lead to aircraft groundings), may result in additional lease restructurings and aircraft repossessions, may increase our cost of re-leasing or selling the aircraft and may impair our ability to re-lease or otherwise dispose of the aircraft on a timely basis, at favorable rates or on favorable terms, or at all, and may reduce the proceeds received for the aircraft upon any disposition. These results could have an adverse effect on our financial results and growth prospects or our ability to pay dividends to our shareholders.

The effects of epidemic diseases may negatively impact the airline industry in the future, which might cause our lessees to not be able to meet their lease payment obligations to us, which would have an adverse effect on our financial results and growth prospects or our ability to pay dividends to our shareholders.

The spread of SARS in 2003 was linked to air travel early in its development and negatively impacted passenger demand for air travel at that time. While the World Health Organization’s travel bans related to SARS have been lifted, SARS had a severe impact on the aviation industry, which was evidenced by a sharp reduction in passenger bookings, cancellation of many flights and employee layoffs. While these effects were felt most acutely in Asia, SARS did spread to other areas, including North America. Since 2003, there have been several outbreaks of avian influenza, and, most recently, H1N1 influenza outbreaks in Mexico, spreading to other parts of the world, although the impact has so far been relatively limited. In the event of a human influenza pandemic, numerous responses, including travel restrictions, might be necessary to combat the spread of the disease. Additional outbreaks of SARS or other epidemic diseases such as avian influenza, or the fear of such events, could negatively impact passenger demand for air travel and the aviation industry, which could result in our lessees’ inability to satisfy their lease payment obligations to us, which in turn would have an adverse effect on our financial results and growth prospects or our ability to pay dividends to our shareholders.

If recent industry economic losses and airline reorganizations continue, our lessees might not be able to meet their lease payment obligations to us, which would have an adverse effect on our financial results and growth prospects or our ability to pay dividends to our shareholders.

As a result of international economic conditions, significant volatility in oil prices and financial markets distress, airlines may be forced to reorganize. Historically, airlines involved in reorganizations have undertaken substantial fare discounting to maintain cash flows and to encourage continued customer loyalty. Such fare discounting has in the past led to lower profitability for all airlines, including certain of our lessees. Bankruptcies and reduced demand may lead to the grounding of significant numbers of aircraft and negotiated reductions in aircraft lease rental rates, with the effect of depressing aircraft market values. Additional reorganizations by airlines under Chapter 11 or liquidations under Chapter 7 of the U.S. Bankruptcy Code or other bankruptcy or reorganization laws in other countries or further rejection of aircraft leases or abandonment of aircraft by airlines in a Chapter 11 proceeding under the U.S. Bankruptcy Code or equivalent laws in other countries may have already exacerbated, and would be expected to further exacerbate, such depressed aircraft values and lease rates. Additional grounded aircraft and lower market values would adversely affect our ability to sell certain of our aircraft on favorable terms, or at all, or re-lease other aircraft at favorable rates comparable to the then current market conditions, which collectively would have an adverse effect on our financial results and growth prospects and our ability to pay dividends to our shareholders.

Risks Related to Our Organization and Structure

If the ownership of our common shares continues to be highly concentrated, it may prevent you and other minority shareholders from influencing significant corporate decisions and may result in conflicts of interest.

As of February 15, 2012, entities affiliated with Fortress funds beneficially own 16,750,002 shares, or approximately 23.2% of our common shares. As a result, Fortress may be able to control fundamental corporate matters and transactions, including the election of directors; mergers or amalgamations (subject to prior board approval); consolidations or acquisitions; the sale of all or substantially all of our assets; in certain circumstances, the amendment of our bye-laws; and our winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by our other shareholders. The interests of the Fortress funds may not always coincide with our interests or the interests of our other shareholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of our company. Also, the Fortress funds may seek to cause us to take courses of action that, in their judgment, could enhance their investment in us, but which might involve risks to our other shareholders or adversely affect us or our other shareholders. In addition, under our Shareholders Agreement between us and the Fortress funds, based on the current ownership of our common stock by entities affiliated with Fortress funds, an affiliate of Fortress is entitled to designate three directors for election to our board of directors. Also, a sale of shares by one or more of the Fortress funds could add downward pressure on the market price of our common shares. As a result of these or other factors, the market price of our common shares could decline or shareholders might not receive a premium over the then-current market price of our common shares upon a change in control. In addition, this concentration of share ownership may adversely affect the trading price of our common shares because investors may perceive disadvantages in owning shares in a company with a significant shareholder.

We are a holding company with no operations and rely on our operating subsidiaries to provide us with funds necessary to meet our financial obligations and to pay dividends to our shareholders.

We are a holding company with no material direct operations. Our principal assets are the equity interests we directly or indirectly hold in our operating subsidiaries. As a result, we are dependent on loans, dividends and other payments from our subsidiaries to generate the funds necessary to meet our financial obligations and to pay dividends to our shareholders. Our subsidiaries are legally distinct from us and may be prohibited or restricted from paying dividends or otherwise making funds available to us under certain conditions.

We are a Bermuda company, and it may be difficult for you to enforce judgments against us or our directors and executive officers.

We are a Bermuda exempted company and, as such, the rights of holders of our common shares will be governed by Bermuda law and our memorandum of association and bye-laws. The rights of shareholders under Bermuda law may differ from the rights of shareholders of companies incorporated in other jurisdictions. A substantial portion of our assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on those persons in the United States or to enforce in the United States judgments obtained in U.S. courts against us or those persons based on the civil liability provisions of the U.S. securities laws. Uncertainty exists as to whether courts in Bermuda will enforce judgments obtained in other jurisdictions, including the United States, against us or our directors or officers under the securities laws of those jurisdictions or entertain actions in Bermuda against us or our directors or officers under the securities laws of other jurisdictions.

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

Our bye-laws contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. These provisions include:

•	provisions providing for a classified board of directors with staggered three-year terms;

•

provisions regarding the election of directors, classes of directors, the term of office of directors and amalgamations to be rescinded, altered or amended only upon approval by a resolution of the directors and by a resolution of our shareholders, including the affirmative votes of at least 66% of the votes attaching to all shares in issue entitling the holder to vote on such resolution;

•

provisions in our bye-laws dealing with the removal of directors and corporate opportunity to be rescinded, altered or amended only upon approval by a resolution of the directors and by a resolution of our shareholders, including the affirmative votes of at least 80% of the votes attaching to all shares in issue entitling the holder to vote on such resolution;

•

provisions providing for the removal of directors by a resolution, including the affirmative votes of at least 80% of all votes attaching to all shares in issue entitling the holder to vote on such resolution;

•	provisions providing for our board of directors to determine the powers, preferences and rights of our preference shares and to issue such preference shares without shareholder approval;

•	provisions providing for advance notice requirements by shareholders for director nominations and actions to be taken at annual meetings; and

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

We will have the option, but not the obligation, to purchase all or a part of the shares held by such shareholder (to the extent the board of directors, in the reasonable exercise of its discretion, determines it is necessary to avoid or cure adverse consequences), provided that the board of directors will use its reasonable efforts to exercise this option equitably among similarly situated shareholders (to the extent feasible under the circumstances).

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

As of February 15, 2012, there were 72,191,446 shares issued and outstanding, all of which are freely transferable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Approximately 26% of our outstanding common shares are held by our affiliates and can be resold into public markets in the future in accordance with the requirements of Rule 144 under the Securities Act.

Pursuant to our Amended and Restated Shareholders Agreement, the Fortress funds and certain Fortress affiliates and permitted third-party transferees have caused us to register their 16,750,002 common shares under the Securities Act for sale into the public markets. All such shares currently are covered by an effective registration statement and thus are freely transferable. A sale, or a report of the possible sale, of any substantial portion of these shares may negatively impact the market price of our shares.

In addition, following the completion of our initial public offering in August 2006, we filed a registration statement on Form S-8 under the Securities Act to register an aggregate of 4,000,000 of our common shares reserved for issuance under our equity incentive plan, subject to annual increases of 100,000 common shares per year, beginning in 2007 and continuing through and including 2016. Subject to any restrictions imposed on the shares and options granted under our equity incentive plan, shares registered under the registration statement on Form S-8 are generally available for resale into the public markets.

The issuance of additional common shares in connection with acquisitions or otherwise will dilute all other shareholdings.

As of February 15, 2012, we had an aggregate of 168,268,331 common shares authorized but unissued and not reserved for issuance under our incentive plan. We may issue all of these common shares without any action or approval by our shareholders. We intend to continue to actively pursue acquisitions of aviation assets and may issue common shares in connection with these acquisitions. Any common shares issued in connection with our acquisitions, our incentive plan, and the exercise of outstanding share options or otherwise would dilute the percentage ownership held by existing shareholders.

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

We expect that we are currently eligible for an exemption under Section 883 of the Internal Revenue Code of 1986, as amended (the “Code”), which provides an exemption from U.S. federal income taxation with respect to rental income derived from aircraft used in international traffic by certain foreign corporations. No assurances can be given that we will continue to be eligible for this exemption as our stock is traded on the market and changes in our ownership or the amount of our shares that are traded could cause us to cease to be eligible for such exemption. To qualify for this exemption in respect of rental income, the lessor of the aircraft must be organized in a country that grants a comparable exemption to U.S. lessors (Bermuda and Ireland each do), and certain other requirements must be satisfied. We can satisfy these requirements in any year if, for more than half the days of such year, our shares are primarily and regularly traded on a recognized exchange and certain shareholders, each of whom owns 5% or more of our shares (applying certain attribution rules), do not collectively own more than 50% of our shares. Our shares will be considered to be primarily and regularly traded on a recognized exchange in any year if (1) the number of trades in our shares effected on such recognized stock exchanges exceed the number of our shares (or direct interests in our shares) that are traded during the year on all securities markets; (2) trades in our shares are effected on such stock exchanges in more than de minimis quantities on at least 60 days during every calendar quarter in the year; and (3) the aggregate number of our shares traded on such stock exchanges during the taxable year is at least 10% of the average number of our shares outstanding in that class during that year. If our shares cease to satisfy these requirements, then we may no longer be eligible for the Section 883 exemption with respect to rental income earned by aircraft used in international traffic. If we were not eligible for the exemption under Section 883 of the Code, we expect that the U.S. source rental income of Aircastle Bermuda generally would be subject to U.S. federal taxation, on a gross income basis, at a rate of not in excess of 4% as provided in Section 887 of the Code. If, contrary to expectations, Aircastle Bermuda did not comply with certain administrative guidelines of the Internal Revenue Service, such that 90% or more of Aircastle Bermuda’s U.S. source rental income were attributable to the activities of personnel based in the United States, Aircastle Bermuda’s U.S. source rental income would be treated as income effectively connected with the conduct of a trade or business in the United States. In such case, Aircastle Bermuda’s U.S. source rental income would be subject to U.S. federal income taxation on its net income at a maximum rate of 35% as well as state and local taxation. In addition, Aircastle Bermuda would be subject to the U.S. federal branch profits tax on its effectively connected earnings and profits at a rate of 30%. The imposition of such taxes would adversely affect our business and would result in decreased cash available for distribution to our shareholders.

One or more of our Irish subsidiaries could fail to qualify for treaty benefits, which would subject certain of their income to U.S. federal income taxation, which would adversely affect our business and result in decreased cash available for distribution to our shareholders.

Qualification for the benefits of the double tax treaty between the United States and Ireland (the “Irish Treaty”) depends on many factors, including being able to establish the identity of the ultimate beneficial owners of our common shares. Each of the Irish subsidiaries may not satisfy all the requirements of the Irish Treaty and thereby may not qualify each year for the benefits of the Irish Treaty or may be deemed to have a permanent establishment in the United States. Moreover, the provisions of the Irish Treaty may change. Failure to so qualify, or to be deemed to have a permanent establishment in the United States, could result in the rental income from aircraft used for flights within the United States being subject to increased U.S. federal income taxation. The imposition of such taxes would adversely affect our business and would result in decreased cash available for distribution to our shareholders.

We may become subject to an increased rate of Irish taxation which would adversely affect our business and would result in decreased earnings available for distribution to our shareholders.

Our Irish subsidiaries and affiliates are expected to be subject to corporation tax on their income from leasing, managing and servicing aircraft at the 12.5% tax rate applicable to trading income. This expectation is based on certain assumptions, including that we will maintain at least the current level of our business operations in Ireland. If we are not successful in achieving trading status in Ireland, the income of our Irish subsidiaries and affiliates will be subject to corporation tax at the 25% rate applicable to non-trading activities, which would adversely affect our business and would result in decreased earnings available for distribution to our shareholders.

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

We expect to continue to be a passive foreign investment company (“PFIC”) and may be a controlled foreign corporation (“CFC”), for U.S. federal income tax purposes.

We expect to continue to be treated as a PFIC and may be a CFC for U.S. federal income tax purposes. If you are a U.S. person and do not make a qualified electing fund (“QEF”) election with respect to us and each of our PFIC subsidiaries, unless we are a CFC and you own 10% of our voting shares, you would be subject to special deferred tax and interest charges with respect to certain distributions on our common shares, any gain realized on a disposition of our common shares and certain other events. The effect of these deferred tax and interest charges could be materially adverse to you. Alternatively, if you are such a shareholder and make a QEF election for us and each of our PFIC subsidiaries, or if we are a CFC and you own 10% or more of our voting shares, you will not be subject to those charges, but could recognize taxable income in a taxable year with respect to our common shares in excess of any distributions that we make to you in that year, thus giving rise to so-called “phantom income” and to a potential out-of-pocket tax liability.

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

We lease approximately 19,200 square feet of office space in Stamford, Connecticut for our corporate operations. On January 30, 2012, we signed a ten-year extension lease for the office space in Stamford, Connecticut. We lease approximately 3,380 square feet of office space in Dublin, Ireland for our acquisition, aircraft leasing and asset management operations in Europe. The lease for the Irish facility expires in June 2016. We also lease approximately 1,550 square feet of office space in Singapore for our acquisition, aircraft leasing and asset management operations in Asia. The lease for the Singapore facility expires in November 2012.

We believe our current facilities are adequate for our current needs and that suitable additional space will be available as and when needed.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not a party to any material legal or adverse regulatory proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers of the Registrant

Executive officers are elected by our board of directors, and their terms of office continue until the next annual meeting of the board or until their successors are elected and have been duly qualified. There are no family relationships among our executive officers.

Set forth below is information pertaining to our executive officers who held office as of February 15, 2012:

Ron Wainshal, 47, became our Chief Executive Officer in May 2005 and a member of our Board in May 2010. Prior to joining Aircastle, Mr. Wainshal was in charge of the Asset Management group of General Electric Commercial Aviation Services (“GECAS”) from 2003 to 2005. After joining GECAS in 1998, Ron led many of GECAS’ U.S. airline restructuring efforts and its bond market activities, and played a major marketing and structured finance role in the Americas. Before joining GECAS, he was a principal and co-owner of a financial advisory company specializing in transportation infrastructure from 1994 to 1998 and prior to that held positions at Capstar Partners and The Transportation Group in New York and Ryder System in Miami. He received a BS in Economics from the Wharton School of the University of Pennsylvania and an MBA from the University of Chicago’s Booth Graduate School of Business.

Michael Inglese, 50, became our Chief Financial Officer in April 2007. Prior to joining the Company, Mr. Inglese served as an Executive Vice President and Chief Financial Officer of PanAmSat Holding Corporation, where he served as Chief Financial Officer from June 2000 until the closing of PanAmSat’s sale to Intelsat in July 2006. Mr. Inglese joined PanAmSat in May 1998 as Vice President, Finance after serving as Chief Financial Officer for DIRECTV Japan, Inc. He is a Chartered Financial Analyst who holds a BS in Mechanical Engineering from Rutgers University College of Engineering and his MBA from Rutgers Graduate School of Business Management.

David Walton, 50, became our General Counsel in March 2005 and our Chief Operating Officer in January 2006 and our Secretary in August 2006. Prior to joining Aircastle, Mr. Walton was Chief Legal Officer of Boullioun Aviation Services, Inc. from 1996 to 2005. Prior to that, Mr. Walton was a partner at the law firm of Perkins Coie in Seattle and Hong Kong. Mr. Walton has over 20 years of experience in aircraft leasing and finance. He received a BA in Political Science from Stanford University and a JD from Boalt Hall School of Law, University of California, Berkeley.

Joseph Schreiner, 54, became our Executive Vice President, Technical in October 2004. Prior to joining Aircastle, Mr. Schreiner oversaw the technical department at AAR Corp, a provider of products and services to the aviation and defense industries from 1998 to 2004 where he managed aircraft and engine evaluations and inspections, aircraft lease transitions, reconfiguration and heavy maintenance. Prior to AAR, Mr. Schreiner spent 19 years at Boeing (McDonnell-Douglas) in various technical management positions. Mr. Schreiner received a BS from the University of Illinois and an MBA from Pepperdine University.

Aaron Dahlke, 43, became our Chief Accounting Officer in June 2005. Prior to that, Mr. Dahlke was Vice President and Controller of Boullioun Aviation Services Inc. from January 2003 to May 2005. Prior to Boullioun, Mr. Dahlke was at ImageX.com, Inc. and Ernst & Young LLP. He received a B.S. in Accounting from California State University, San Bernardino. He is a Certified Public Accountant.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed for trading on the New York Stock Exchange under the symbol “AYR.” As of February 15, 2012, there were approximately 13,288 record holders of our common shares.

The following table sets forth the quarterly high and low prices of our common shares on the New York Stock Exchange for the periods indicated since our initial public offering and dividends during such periods:

	High	Low	Dividends Declared Per Share ($)
Year Ending December 31, 2010:
First Quarter	$11.40	$8.50	$0.100
Second Quarter	$12.38	$7.83	$0.100
Third Quarter	$9.73	$7.45	$0.100
Fourth Quarter	$10.89	$8.10	$0.100
Year Ending December 31, 2011:
First Quarter	$13.00	$10.25	$0.100
Second Quarter	$13.81	$11.43	$0.125
Third Quarter	$12.93	$9.63	$0.125
Fourth Quarter	$12.95	$8.56	$0.150

Our ability to pay, maintain or increase cash dividends to our shareholders is subject to the discretion of our board of directors and will depend on many factors, including the difficulty we may experience in raising capital in a market that has experienced significant volatility in recent years and our ability to finance our aircraft acquisition commitments; our ability to negotiate favorable lease and other contractual terms; the level of demand for our aircraft; the economic condition of the commercial aviation industry generally; the financial condition and liquidity of our lessees; the lease rates we are able to charge and realize; our leasing costs; unexpected or increased expenses; the level and timing of capital expenditures; principal repayments and other capital needs; the value of our aircraft portfolio; our compliance with loan to value, debt service coverage, interest rate coverage and other financial covenants in our financings; our results of operations, financial condition and liquidity; general business conditions; restrictions imposed by our securitizations or other financings; legal restrictions on the payment of dividends, including a statutory dividend test and other limitations under Bermuda law; and other factors that our board of directors deems relevant. Some of these factors are beyond our control and a change in any such factor could affect our ability to pay dividends on our common shares. In the future we may not choose to pay dividends or may not be able to pay dividends, maintain our current level of dividends, or increase them over time. Increases in demand for our aircraft and operating lease payments may not occur and may not increase our actual cash available for dividends to our common shareholders. The failure to maintain or pay dividends may adversely affect our share price.

Issuer Purchases of Equity Securities

During the fourth quarter of 2011, we purchased our common shares as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	(Dollars in thousands, except per share amounts)
October	19,127	(a)	$10.87	—	$—
November	—		—	—	—
December	—		—	—	—

Total	19,127		$10.87	—	$—

(a)	Our Compensation Committee approved the repurchase of common shares pursuant to an irrevocable election made under the Amended and Restated Aircastle Limited 2005 Equity and Incentive Plan, in satisfaction of minimum tax withholding obligations associated with the vesting of restricted common shares during the fourth quarter of 2011.

Performance Graph

The following stock performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.

The following graph compares the cumulative five year total return to holders of our common shares relative to the cumulative total returns of the S&P 500 Index and a customized peer group over the five year period ended December 31, 2011. The peer group consists of two companies: AerCap Holdings NV (NYSE: AER) and FLY Leasing Limited (NYSE: FLY). An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common shares, the S&P 500 Index and in the peer group on December 31, 2006, and the relative performance of each is tracked through December 31, 2011. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*

AMONG AIRCASTLE LIMITED, THE S&P 500 INDEX

AND A PEER GROUP

*	$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Aircastle Limited	$100.00	$96.08	$19.26	$41.91	$46.44	$59.11
S&P 500	100.00	105.49	66.46	84.05	96.71	98.75
Peer Group	100.00	90.03	19.97	45.89	72.40	59.85

ITEM 6.	SELECTED FINANCIAL DATA

The selected historical consolidated financial, operating and other data as of December 31, 2010 and 2011 and for each of the three years in the period ended December 31, 2011 presented in this table are derived from our audited consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report. The selected consolidated financial data as of December 31, 2007 and 2008 presented in this table are derived from our audited consolidated financial statements and related notes thereto, which are not included in this Annual Report. You should read these tables along with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report.

	Year Ended December 31,
	2007	2008	2009	2010	2011
	(Dollars in thousands, except per share amounts)
Selected Financial Data:
Consolidated Statements of Operation:
Total revenues	$381,091	$582,587	$570,585	$527,710	$605,197
Selling, general and administrative expenses	39,040	46,806	46,016	45,774	45,953
Depreciation	126,403	201,759	209,481	220,476	242,103
Interest, net	92,660	203,529	169,810	178,262	204,150
Income from continuing operations	114,403	115,291	102,492	65,816	124,270
Discontinued operations	12,941	—	—	—	—
Net income	127,344	115,291	102,492	65,816	124,270
Earnings per common share — Basic:
Income (loss) from continuing operations	$1.68	$1.47	$1.29	$0.83	$1.64
Earnings from discontinued operations	$0.19	$—	$—	$—	$—
Net income	$1.87	$1.47	$1.29	$0.83	$1.64
Earnings per common share — Diluted:
Income (loss) from continuing operations	$1.68	$1.47	$1.29	$0.83	$1.64
Earnings from discontinued operations	$0.19	$—	$—	$—	$—
Net income	$1.87	$1.47	$1.29	$0.83	$1.64
Cash dividends declared per share	$2.45	$0.85	$0.40	$0.40	$0.50
Other Operating Data:
EBITDA	$333,745	$526,305	$501,672	$491,231	$594,800
Adjusted net income	114,795	150,046	104,793	67,868	100,085
Consolidated Statements of Cash Flows:
Cash flows provided by operations	$243,236	$333,626	$327,641	$356,530	$359,377
Cash flows used in investing activities	(2,369,796)	37,640	(269,434)	(541,115)	(445,420)
Cash flows provided by (used in) financing activities	2,081,988	(303,865)	3,512	281,876	141,608
Consolidated Balance Sheet Data:
Cash and cash equivalents	$13,546	$80,947	$142,666	$239,957	$295,522
Flight equipment held for lease, net of accumulated depreciation	3,807,116	3,837,543	3,812,970	4,065,780	4,387,986
Debt investments, available for sale	113,015	14,349	—	—	—
Total assets	4,427,642	4,251,572	4,454,512	4,859,059	5,224,459
Borrowings under credit facilities	798,186	—	—	—	—
Borrowings under securitizations and term debt financings	1,677,736	2,476,296	2,464,560	2,707,958	2,986,516
Shareholders’ equity	1,294,577	1,112,166	1,291,237	1,342,718	1,404,608
Other Data:
Number of Aircraft (at the end of period)	133	130	129	136	144
Total debt to total capitalization	66.3%	69.0%	65.6%	66.9%	68.0%

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

The table below shows the reconciliation of net income to EBITDA for the years ended December 31, 2007, 2008, 2009, 2010 and 2011.

	Year Ended December 31,
	2007	2008	2009	2010	2011
	(Dollars in thousands)
Net income	$127,344	$115,291	$102,492	$65,816	$124,270
Depreciation	126,403	201,759	209,481	220,476	242,103
Amortization of net lease premiums (discounts) and lease incentives	(7,379)	(1,815)	11,229	20,081	16,445
Interest, net	92,660	203,529	169,810	178,262	204,150
Income tax provision	7,658	7,541	8,660	6,596	7,832
Earnings from discontinued operations, net of income taxes	(12,941)	—	—	—	—

EBITDA	$333,745	$526,305	$501,672	$491,231	$594,800

Management believes that Adjusted Net Income (“ANI”) when viewed in conjunction with the Company’s results under US GAAP and the below reconciliation, provide useful information about operating and period-over-period performance and provide additional information that is useful for evaluating the underlying operating performance of our business without regard to periodic reporting elements related to interest rate derivative accounting and gains or losses related to flight equipment and debt investments.

The table below shows the reconciliation of net income to ANI for the years ended December 31, 2007, 2008, 2009, 2010 and 2011.

	Year Ended December 31,
	2007	2008	2009	2010	2011
	(Dollars in thousands)
Net income	$127,344	$115,291	$102,492	$65,816	$124,270
Ineffective portion and termination of cash flow hedges(1)	171	29,589	5,387	5,805	8,407
Mark to market of interest rate derivative contracts(2)	(1,154)	11,446	(959)	860	848
Gain on sale of flight equipment(2)	(11,566)	(6,525)	(1,162)	(7,084)	(39,092)
(Gain) loss on sale of debt investments(2)	—	245	(4,965)	—	—
Write-off of deferred financing fees(1)	—	—	—	2,471	2,456
Loan termination payment(1)	—	—	—	—	3,196
Termination of engine purchase agreement(2)	—	—	4,000	—	—

Adjusted net income	$114,795	$150,046	$104,793	$67,868	$100,085

(1)	Included in Interest, net.

(2)	Included in Other income (expense) except for 2007 gains on sale of flight equipment which were recorded in discontinued operations.

(3)	2007 amount includes $761 which was recorded in discontinued operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks, uncertainties and assumptions. You should read the following discussion in conjunction with Item 6 — “Selected Financial Data” and our historical consolidated financial statements and the notes thereto appearing elsewhere in this report. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those described under Item 1A. — “Risk Factors” and elsewhere in this report. Please see “Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995” for a discussion of the uncertainties, risks and assumptions associated with these statements. Our consolidated financial statements are prepared in accordance with US GAAP and, unless otherwise indicated, the other financial information contained in this report has also been prepared in accordance with US GAAP. Unless otherwise indicated, all references to “dollars” and “$” in this report are to, and all monetary amounts in this report are presented in, U.S. dollars.

OVERVIEW

We are a global company that acquires, leases, and sells high-utility commercial jet aircraft to passenger and cargo airlines throughout the world. High-utility aircraft are generally modern, operationally efficient jets with a large operator base and long useful lives. As of December 31, 2011, our aircraft portfolio consisted of 144 aircraft that were leased to 65 lessees located in 36 countries, and managed through our offices in the United States, Ireland and Singapore. Typically, our aircraft are subject to net operating leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs, although in a majority of cases we are obligated to pay a portion of specified maintenance or modification costs. From time to time, we also make investments in other aviation assets, including debt investments secured by commercial jet aircraft. Our revenues and income from continuing operations for the year ended December 31, 2011 were $605.2 million and $124.3 million, respectively, and for the fourth quarter 2011 were $156.9 million and $35.6 million, respectively.

Revenues

Our revenues are comprised primarily of operating lease rentals on flight equipment held for lease, revenue from retained maintenance payments related to lease expirations and lease termination payments and lease incentive amortization.

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

Many of our leases contain provisions which may require us to pay a portion of the lessee’s costs for heavy maintenance, overhaul or replacement of certain high-value components. We account for these expected payments as lease incentives, which are amortized as a reduction of revenue over the life of the lease. We estimate the amount of our portion for such costs, typically for the first major maintenance event for the airframe, engines, landing gear and auxiliary power units, expected to be paid to the lessee based on assumed utilization of the related aircraft by the lessee, the anticipated cost of the maintenance event and the estimated amounts the lessee is responsible to pay.

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

Income Tax Provision

We have obtained an assurance from the Minister of Finance of Bermuda under the Exempted Undertakings Tax Protection Act 1966 that, in the event that any legislation is enacted in Bermuda imposing any tax computed on profits or income, or computed on any capital asset, gain or appreciation or any tax in the nature of estate duty or inheritance tax, such tax shall not, until March 2035, be applicable to us or to any of our operations or to our shares, debentures or other obligations except insofar as such tax applies to persons ordinarily resident in Bermuda or to any taxes payable by us in respect of real property owned or leased by us in Bermuda. Consequently, the provision for income taxes recorded relates to income earned by certain subsidiaries of the Company which are located in, or earn income in, jurisdictions that impose income taxes, primarily Ireland and the United States.

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

Acquisitions and Disposals

In 2011, we acquired 21 aircraft:

•

seven New A330 Aircraft under our acquisition agreement with Airbus. Three of these aircraft delivered in the first half of 2011, and four delivered in the second half of 2011. Two of the aircraft we delivered to SAA in the second half of 2011 were sold upon delivery.

•

three Boeing Model 747-400 aircraft in passenger configuration:, two off-lease aircraft which we have inducted into freighter conversion programs, one of which was delivered to a customer in January 2012, and one of which is committed for lease upon completion of the conversion, and one on-lease passenger aircraft which we expect to convert into a freighter.

•	one Boeing Model 777-300ER aircraft, four Boeing Model 737-800 aircraft, one Airbus Model A320-200 aircraft and three Boeing Model 757-200 aircraft.

•	two McDonnell Douglas Model MD-11F freighter aircraft acquired in a sale-leaseback transaction.

Our investments in these aircraft acquisitions in 2011 have totaled approximately $996.8 million, excluding freighter conversion payments.

We also have a commitment to acquire one New A330 Aircraft, expected to deliver in the first half of 2012.

We sold 13 aircraft in 2011: four Boeing Model 737-400SF freighter aircraft, one Boeing Model 747-400F freighter aircraft, one Boeing Model 737-500 aircraft, two Boeing Model 737-800 aircraft, one Boeing Model 757-200 aircraft, one Boeing Model 767-300ER aircraft and three Airbus Model A330-200 aircraft, for an aggregate sales price of approximately $501.8 million.

The following table sets forth certain information with respect to the aircraft owned by us as of December 31, 2011:

AIRCASTLE AIRCRAFT INFORMATION (dollars in millions)

Owned Aircraft as of December 31, 2011(1)
Flight Equipment Held for Lease	$4,388
Number of Aircraft	144
Number of Lessees	65
Number of Countries	36
Weighted Average Age — Passenger (years)(2)	11.2
Weighted Average Age — Freighter (years)(2)	10.0
Weighted Average Age — Combined (years)(2)	10.9
Weighted Average Remaining Passenger Lease Term (years)(3)	4.1
Weighted Average Remaining Cargo Lease Term (years)(3)	6.4
Weighted Average Remaining Combined Lease Term (years)(3)	4.9
Weighted Average Fleet Utilization during the Fourth Quarter 2011(4)	99%
Weighted Average Fleet Utilization for the year ended December 31, 2011(4)	99%
Portfolio Yield for the Fourth Quarter 2011(5)	14%
Portfolio Yield for the year ended December 31, 2011(5)	14%

(1)	Calculated using net book value as of December 31, 2011.

(2)	Weighted average age (years) by net book value.

(3)	Weighted average remaining lease term (years) by net book value.

(4)	Aircraft on-lease days as a percent of total days in period weighted by net book value, excluding aircraft in freighter conversion.

(5)	Lease rental revenue for the period as a percent of the average net book value of flight equipment held for lease for the period; quarterly information is annualized.

Our owned aircraft portfolio as of December 31, 2011 is listed in Exhibit 99.1 to this report.

Of our owned aircraft portfolio as of December 31, 2011, $3.7 billion, representing 117 aircraft and 85% of the net book value of our aircraft, was encumbered by secured debt financings, and $0.7 billion, representing 27 aircraft and 15% of the net book value of our aircraft, was unencumbered by secured debt financings.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of December 31, 2011
	Number of Aircraft	% of Net Book Value
Aircraft Type
Passenger:
Narrowbody	87	37%
Midbody	29	27%
Widebody	3	5%

Total Passenger	119	69%
Freighter(1)	25	31%

Total	144	100%

Manufacturer
Boeing	91	57%
Airbus	53	43%

Total	144	100%

Regional Diversification
Europe	66	41%
Asia	39	28%
North America	16	9%
Latin America	10	6%
Middle East and Africa	9	15%
Off-lease(2)	4	1%

Total	144	100%

(1)	Includes two Boeing Model 747-400 aircraft being converted from passenger to freighter configuration, one of these aircraft was delivered to a customer in North America in January 2012 and we have a commitment to lease the other aircraft post-conversion to a customer in North America.

(2)	Includes two Boeing Model 747-400 aircraft being converted from passenger to freighter configuration, one of these aircraft was delivered to a customer in North America in January 2012 and we have a commitment to lease the other aircraft post-conversion to a customer in North America; one Airbus Model A320-200 aircraft for which we have a lease commitment, and one Boeing Model 737-400 aircraft which was sold in January 2012.

Our largest customer represents less than 8% of the net book value of flight equipment held for lease at December 31, 2011. Our top 15 customers for aircraft we owned at December 31, 2011, representing 68 aircraft and 62% of the net book value of flight equipment held for lease, are as follows:

Percent of Net Book Value	Customer	Country	Number of Aircraft
Greater than 6%	South African Airways	South Africa	4
per customer	Hainan Airlines Company	China	9

3% to 6% per customer	Emirates	United Arab Emirates	2
	US Airways	USA	11
	Martinair(1)	Netherlands	5
	SriLankan Airlines	Sri Lanka	5
	Airbridge Cargo(2)	Russia	2
	Iberia Airlines	Spain	6
	GOL(3)	Brazil	6

Less than 3%	Cathay Pacific	Hong Kong	1
per customer	KLM(1)	Netherlands	1
	World Airways	USA	2
	China Eastern Airlines(4)	China	5
	Orenburg Airlines	Russia	4
	Icelandair(5)	Iceland	5

(1)	Martinair is a wholly owned subsidiary of KLM. Although KLM does not guarantee Martinair’s obligations under the relevant lease, if combined, the two, together with two other affiliated customers, represent 10% of flight equipment held for lease.

(2)	Guaranteed by Volga-Dnepr.

(3)	GOL has guaranteed the obligations of an affiliate, VRG Linhas Aereas, and accordingly, the two are shown combined in the above table.

(4)	Does not include the aircraft leased by Shanghai Airlines and China Cargo Airlines which are wholly owned subsidiaries of China Eastern Airlines. Although China Eastern Airlines does not guarantee the obligations of these subsidiaries under their relevant leases, if combined, the three represent 5% of flight equipment held for lease.

(5)	Icelandair Group hf, the parent company of Icelandair, has guaranteed the obligations of an affiliate, SmartLynx, and accordingly, the two are shown combined in the above table.

Finance

Historically, our debt financing arrangements typically have been secured by aircraft and related operating leases, and in the case of our securitizations and pooled aircraft term financings, the financing parties have limited recourse to Aircastle Limited. While such financings have historically been available on reasonable terms given the loan to value profile we have pursued, current market conditions continue to limit the availability of both debt and equity capital. Though financing market conditions have recovered recently and we expect them to continue to improve in time, current market conditions remain difficult with respect to financing mid-age, current technology aircraft. In 2011, we issued an additional $150.0 million aggregate principal amount of unsecured 9.75% Senior Notes due 2018 at a premium with 9.00% yield to worst and used the proceeds for general corporate purposes, including the purchase of aviation assets. In addition, we secured $126.0 million in bank financing for three aircraft we acquired during the fourth quarter of 2011. During the near-term, we intend to focus our efforts on investment opportunities that are attractive on an unleveraged basis, that tap commercial financial capacity where it is accessible on reasonable terms or for which debt financing that benefits from government guarantees either from the ECAs or from EXIM is available.

We intend to fund new investments through cash on hand and potentially through medium- to longer-term financings on a secured or unsecured basis. We may repay all or a portion of such borrowings from time to time with the net proceeds from subsequent long-term debt financings, additional equity offerings or cash generated from operations and asset sales. Therefore, our ability to execute our business strategy, particularly the acquisition of additional commercial jet aircraft or other aviation assets, depends to a significant degree on our ability to obtain additional debt and equity capital on terms we deem attractive.

See “Liquidity and Capital Resources — Secured Debt Financings” and ”Liquidity and Capital Resources — Unsecured Debt Financings” below.

Comparison of the year ended December 31, 2010 to the year ended December 31, 2011:

	Year Ended December 31,
	2010	2011
	(Dollars in thousands)
Revenues:
Lease rental revenue	$531,076	$580,209
Amortization of net lease discounts and lease incentives	(20,081)	(16,445)
Maintenance revenue	15,703	36,954

Total lease rentals	526,698	600,718
Other revenue	1,012	4,479

Total revenues	527,710	605,197

Expenses:
Depreciation	220,476	242,103
Interest, net	178,262	204,150
Selling, general and administrative	45,774	45,953
Impairment of aircraft	7,342	6,436
Maintenance and other costs	9,612	13,277

Total operating expenses	461,466	511,919

Other income:
Gain on sale of flight equipment	7,084	39,092
Other	(916)	(268)

Total other income	6,168	38,824

Income from continuing operations before income taxes	72,412	132,102
Income tax provision	6,596	7,832

Net income	$65,816	$124,270

Revenues:

Total revenues increased by 14.7%, or $77.5 million, for the year ended December 31, 2011 as compared to the year ended December 31, 2010, primarily as a result of the following:

Lease rental revenue.    The increase in lease rental revenue of $49.1 million for the year ended December 31, 2011 as compared to the same period in 2010 was primarily the result of:

•	$87.9 million of revenue from five new aircraft and twelve mid-aged aircraft purchased in 2011, and the full year revenue of two new aircraft and nine mid-aged aircraft purchased in 2010.

This increase was offset partially by a decrease in revenue of:

•	$18.1 million due to aircraft sales and disposals during 2011;

•	$10.5 million due to lease extensions and transitions at lower rentals; and

•	$10.2 million due to lease terminations.

Amortization of net lease discounts and lease incentives.

	Year Ended December 31,
	2010	2011
	(Dollars in thousands)
Amortization of lease discounts	$2,447	$2,401
Amortization of lease premiums	(367)	(1,844)
Amortization of lease incentives	(22,161)	(17,002)

Amortization of net lease discounts and lease incentives	$(20,081)	$(16,445)

As more fully described above under “Overview — Revenues,” lease incentives represent our estimated portion of the lessee’s cost for heavy maintenance, overhaul or replacement of certain high-value components, which is amortized over the life of the related lease. As we enter into new leases, the amortization of lease incentives generally increases and conversely if a related lease terminates, the related unused lease incentive liability will reduce the amortization of lease incentives. The decrease in amortization of lease incentives of $5.2 million for the year ended December 31, 2011 as compared to the same period in 2010 primarily resulted from unscheduled lease terminations associated with six aircraft.

Maintenance revenue.

	Year Ended December 31,
	2010		2011
	Dollars (in thousands)	Number of Leases	Dollars (in thousands)	Number of Leases
Unscheduled lease terminations	$4,069	3	$15,257	6
Scheduled lease terminations	11,634	3	21,697	8

Maintenance revenue	$15,703	6	$36,954	14

Unscheduled lease terminations.    For the year ended December 31, 2010, we recorded maintenance revenue of $4.1 million from unscheduled lease terminations primarily associated with three aircraft returned in 2010. Comparatively, for the same period in 2011, we recorded maintenance revenue totaling $15.3 million from unscheduled lease terminations associated with six aircraft returned in 2011. See “Summary of Impairments and Recoverability Assessment” below for a detailed discussion of the related impairment charges for certain aircraft.

Scheduled lease terminations.    For the year ended December 31, 2010, we recorded maintenance revenue from scheduled lease terminations totaling $11.6 million associated with three aircraft. Comparatively, for the same period in 2011, we recorded $21.7 million, associated with maintenance revenue from eight scheduled lease terminations.

Other revenue was $4.5 million during the year ended December 31, 2011, which was primarily due to additional fees paid by lessees in connection with early termination or the agreement to early terminate five leases. We did not receive any similar fees from early lease terminations in the year ended December 31, 2010. See “Summary of Impairments and Recoverability Assessment” below for a detailed discussion of the related impairment charges for certain aircraft.

Operating Expenses:

Total operating expenses increased by 10.9%, or $50.5 million, for the year ended December 31, 2011 as compared to the year ended December 31, 2010 primarily as a result of the following:

Depreciation expense increased by $21.6 million for the year ended December 31, 2011 over the same period in 2010. The net increase is primarily the result of:

•	a $24.3 million increase in depreciation for aircraft acquired.

This increase was offset partially by:

•	a $4.8 million decrease in depreciation for aircraft sold.

Interest, net consisted of the following:

	Year Ended December 31,
	2010	2011
	(Dollars in thousands)
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities(1)	$153,064	$172,798
Hedge ineffectiveness losses (gains)	5,039	(101)
Amortization of interest rate derivatives related to deferred losses(2)	9,634	23,078
Amortization of deferred financing fees and notes discount(3)	15,065	15,271

Interest Expense	182,802	211,046
Less interest income	(413)	(390)
Less capitalized interest	(4,127)	(6,506)

Interest, net	$178,262	$204,150

(1)	For the year ended December 31, 2011, includes the loan termination fee of $3,196 related to an aircraft sold in June 2011.

(2)	For the year ended December 31, 2011, includes accelerated amortization of deferred hedge losses in the amount of $8,508 related to three aircraft sold in 2011.

(3)	For the year ended December 31, 2010, includes the write-off of deferred financing fees of $2,471 related to the pay-off of a term financing loan and a secured credit facility. For the year ended December 31, 2011, includes the write-off of deferred financing fees of $2,456 related to an aircraft sold in June 2011.

Interest, net increased by $25.9 million, or 14.5%, over the year ended December 31, 2010. The net increase is primarily a result of:

•

a $16.5 million increase in interest on our borrowings due to higher weighted average debt outstanding ($2.78 billion for the year ended December 31, 2011 as compared to $2.54 billion for the year ended December 31, 2010);

•	a $3.2 million loan breakage fee in connection with the repayment of one of our ECA loans in the second quarter of 2011;

•	a $13.4 million increase in the amortization of deferred losses, including $8.5 million of accelerated amortization resulting from the sale of three Airbus A330 aircraft.

These increases were offset partially by:

•	a $5.1 million decrease resulting from changes in measured hedge ineffectiveness due to changes in our debt forecast; and

•	a $2.4 million increase in capitalized interest.

Selling, general and administrative expenses for the year ended December 31, 2011 remained flat over the same period in 2010. Non-cash share based expense was $7.5 million and $5.8 million for the years ended December 31, 2010 and 2011, respectively.

Impairment of aircraft was $7.3 million during the year ended December 31, 2010, which related to one Boeing Model 737-300 aircraft and one Boeing Model 737-500 aircraft. See “Summary of Impairments and Recoverability Assessment” below for a detailed discussion of the related impairment charge for these two aircraft.

Impairment of aircraft was $6.4 million during the year ended December 31, 2011, which related to a Boeing Model 737-400 aircraft which we repossessed following termination of the lease agreement in the second quarter of 2011. See “Summary of Impairments and Recoverability Assessment” below for a detailed discussion of the related impairment charge for this aircraft.

Maintenance and other costs were $13.3 million for the year ended December 31, 2011, an increase of $3.7 million over the same period in 2010. The net increase is primarily related to an increase in aircraft maintenance and other transitions costs relating to unscheduled lease terminations for four aircraft returned to us in the first quarter of 2011 and one aircraft returned during the second quarter of 2011.

Other income:

Total other income for the year ended December 31, 2011 was $38.8 million as compared to $6.2 million for the same period in 2010. The increase is primarily a result of a $32.0 million increase in the gain on sale of aircraft (thirteen aircraft sold in 2011 as compared to three aircraft sold in 2010).

Income Tax Provision:

Our provision for income taxes for the years ended December 31, 2010 and 2011 was $6.6 million and $7.8 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland and the United States. The increase in our income tax provision of approximately $1.2 million for the year ended December 31, 2011 as compared to the same period in 2010 was attributable to an increase in operating income subject to tax in the U.S., Ireland, and other jurisdictions.

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

Other comprehensive income

	Year Ended December 31,
	2010	2011
	(Dollars in thousands)
Net income	$65,816	$124,270
Net change in fair value of derivatives, net of tax expense of $268 and $857, respectively	1,994	37,461
Derivative loss reclassified into earnings	9,634	23,078

Total comprehensive income (loss)	$77,444	$184,809

Other comprehensive income was $184.8 million for the year ended December 31, 2011, an increase of $107.4 million from the $77.4 million of other comprehensive income for the year ended December 30, 2010. Other comprehensive income for the year ended December 30, 2011 primarily consisted of:

•	$124.3 million of net income;

•

$37.4 million gain from a change in fair value of interest rate derivatives, net of taxes which is due primarily to net settlements for the year ended December 31, 2011 partially offset by a downward shift in the 1 Month LIBOR forward curve; and

•	$23.1 million of amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.

Other comprehensive income for the year ended December 30, 2010 primarily consisted of:

•	$65.8 million of net income;

•

$2.0 million gain from a change in fair value of interest rate derivatives, net of taxes due primarily to net settlements for the year ended December 31, 2010 partially offset by a downward shift in the 1 Month LIBOR forward curve; and

•	$9.6 million of amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.

The amount of loss expected to be reclassified from accumulated other comprehensive income into interest expense over the next 12 months consists of net interest settlements on active interest rate derivatives in the amount of $57.9 million and the amortization of deferred net losses from terminated interest rate derivatives in the amount of $17.4 million. See “Liquidity and Capital Resources — Hedging” below for more information on deferred net losses as related to terminated interest rate derivatives.

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

As more fully described above under “Overview — Revenues,” lease incentives represent our estimated portion of the lessee’s cost for heavy maintenance, overhaul or replacement of certain high-value components which is amortized over the life of the related lease. As we enter into new leases, the amortization of lease incentives generally increases and conversely if a related lease terminates, the related unused lease incentive liability will reduce the amortization of lease incentives. The increase in amortization of lease incentives of $5.2 million for the year ended December 31, 2010 as compared to the same period in 2009 results from an increase in amortization of net lease incentives for 14 aircraft transitions and extensions during 2010 and the full-year impact for 15 aircraft transitions during 2009.

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

Scheduled lease terminations. For the year ended December 31, 2009, we recorded maintenance revenue from scheduled lease terminations totaling $30.4 million associated with eight aircraft. Comparatively, for the same period in 2010, we recorded $11.6 million, primarily associated with maintenance revenue from three scheduled lease terminations. See “Summary of Impairments and Recoverability Assessment” below for a detailed discussion of the related impairment charge for certain aircraft.

Interest income.    The decrease in interest income of $1.9 million was due to the sale of our debt investments in the third and fourth quarters of 2009 and, as a result, there was no comparable interest income in the year ended December 31, 2010.

Other revenue was $9.7 million during the year ended December 31, 2009, which was primarily due to additional fees paid by lessees in connection with the early termination of four leases, and we did not receive any similar fees from early lease terminations in the year ended December 31, 2010. See “Summary of Impairments and Recoverability Assessment” below for a detailed discussion of the related impairment charge for certain aircraft.

Operating Expenses:

Total operating expenses decreased by 0.3% or $1.5 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009 primarily as a result of the following:

Depreciation expense increased by $11.0 million for the year ended December 31, 2010 over the same period in 2009. The net increase is primarily the result of:

•	a $6.2 million increase in depreciation for capitalized aircraft improvements and planned major maintenance activities and

•	an $8.2 million increase in depreciation for new aircraft acquired in late December 2009 and in 2010.

These increases were offset partially by:

•	a $3.3 million decrease in depreciation for aircraft sold.

Interest, net consisted of the following:

	Year Ended December 31,
	2009	2010
	(Dollars in thousands)
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$146,617	$153,064
Hedge ineffectiveness losses	463	5,039
Amortization of interest rate derivatives related to deferred losses	12,894	9,634
Amortization of deferred financing fees and notes discount	12,232	15,065

Interest Expense	172,206	182,802
Less interest income	(939)	(413)
Less capitalized interest	(1,457)	(4,127)

Interest, net	$169,810	$178,262

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

Maintenance and other costs were $9.6 million for the year ended December 31, 2010, a decrease of $9.8 million over the same period in 2009. The net decrease is primarily related to a decrease in aircraft maintenance and other transition costs related to unscheduled lease terminations for fewer aircraft returned to us in 2010 as compared to aircraft returned to us in 2009.

Other income:

Total other income for the year ended December 31, 2010 was $6.2 million as compared to $3.5 million of income for the same period in 2009. The increase is a result of:

•	a $5.9 million increase in gain on the sale of aircraft (four aircraft sold in 2010 as compared to three aircraft and one aircraft engine sold in 2009) and

•	a non-recurring $4.0 million termination fee in 2009 to cancel our engine purchase commitments for the New A330 Aircraft program. There were no such termination fees in 2010.

These increases were partially offset by:

•	a $5.0 million gain on sale of our remaining debt investments in 2009 for which there was no comparative transaction in 2010; and

•	$1.8 million of higher mark-to-market adjustments on our undesignated interest rate derivatives.

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

Summary of Impairments and Recoverability Assessment

In the year ended December 31, 2009, we recognized an impairment of $18.2 million related to two Boeing Model 737-300 aircraft and two Boeing Model 757-200 aircraft, which was triggered by the early termination of the related leases and the resulting change to estimated future cash flows. The Company recorded $18.2 million of revenue related to the early termination, of which $8.4 million represented lease termination payments and $9.8 million which related to maintenance revenue from the previous lessees of these aircraft.

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

In the year ended December 31, 2011, we recognized an impairment of $6.4 million related to a Boeing Model 737-400 aircraft which we repossessed following termination of the lease agreement in the second quarter of 2011. During the year ended December 31, 2011, we recorded $2.3 million related to maintenance revenue and reversed $0.9 million of lease incentive accruals related to the terminated lease of this aircraft.

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

At December 31, 2011, we had a total of 27 aircraft, including those aircraft mentioned in the preceding paragraph, with a total net book value of $394.0 million (accounting for 9.0% of the total net book value of our flight equipment held for lease), that we consider more susceptible to failing our recoverability assessment. The recoverability in the value of these aircraft is more sensitive to changes in contractual cash flows, future cash flow estimates and aircraft residual or scrap values. These aircraft fall primarily into a few categories as shown in the table below:

Aircraft Type	Number of Aircraft	Percent of Net Book Value
A319-100	5	2.1%
A320-200/737-300/737-400	12	2.3%
767-300ER	8	3.7%
Other (757-200/MD-11F)	2	1.0%

We see continued demand for Boeing Model 767-300ER aircraft, but we also anticipate a greater probability that lease rates will soften in time as a result of the continuing success of the Airbus A330 program and as production of the Boeing 787 production eventually ramps up. As such, we believe demand for these aircraft will become more sensitive to changes in economic conditions.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with US GAAP, which requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. Our estimates and assumptions are based on historical experiences and currently available information. Actual results may differ from such estimates under different conditions, sometimes materially. A summary of our significant accounting policies is presented in the notes to our consolidated financial statements included elsewhere in this Annual Report. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results and require our most subjective judgments, estimates and assumptions. Our most critical accounting policies and estimates are described below.

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

Maintenance Payments and Maintenance Revenue

Under our leases, the lessee must pay operating expenses accrued or payable during the term of the lease, which would normally include maintenance, overhaul, fuel, crew, landing, airport and navigation charges; certain taxes, licenses, consents and approvals; aircraft registration; and insurance premiums. Typically, our aircraft are subject to net operating leases whereby the lessee pays lease rentals and is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs, although in a majority of cases, we are obligated to pay a portion of specified maintenance or modification costs. Our aircraft lease agreements generally provide for the periodic payment of a fixed amount of rent over the life of the lease, and the amount of the contracted rent will depend upon the type, age, specification and condition of the aircraft and market conditions at the time the lease is committed. The amount of rent we receive will depend on a number of factors, including the credit-worthiness of our lessees and the occurrence of delinquencies, restructurings and defaults. Our lease rental revenues are also affected by the extent to which aircraft are off-lease and our ability to remarket aircraft that are nearing the end of their leases in order to minimize their off-lease time. Our success in re-leasing aircraft is affected by market conditions relating to our aircraft and by general industry conditions and trends. An increase in the percentage of off-lease aircraft or a reduction in lease rates upon remarketing would negatively impact our revenues.

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

Lease Incentives and Amortization

Many of our leases contain provisions which may require us to pay a portion of the lessee’s costs for heavy maintenance, overhaul or replacement of certain high-value components. We account for these expected payments as lease incentives, which are amortized as a reduction of revenue over the life of the lease. We estimate the amount of our portion for such costs, typically for the first major maintenance event for the airframe, engines, landing gear and auxiliary power units, expected to be paid to the lessee based on assumed utilization of the related aircraft by the lessee, the anticipated cost of the maintenance event and the estimated amounts the lessee is responsible to pay.

This estimated lease incentive is not recognized as a lease incentive liability at the inception of the lease. We recognize the lease incentive as a reduction of lease revenue on a straight-line basis over the life of the lease, with the offset being recorded as a lease incentive liability, which is included in maintenance payments on the balance sheet. The payment to the lessee for the lease incentive liability is first recorded against the lease incentive liability, and any excess above the lease incentive liability is recorded as a prepaid lease incentive asset, which is included in other assets on the balance sheet and continues to amortize over the remaining life of the lease.

Flight Equipment Held for Lease and Depreciation

Flight equipment held for lease is stated at cost and depreciated using the straight-line method, typically over a 25 year life from the date of manufacture for passenger aircraft and over a 30- to 35- year life for freighter aircraft, depending on whether the aircraft is a converted or purpose-built freighter, to estimated residual values. Estimated residual values are generally determined to be approximately 15% of the manufacturer’s estimated realized price for passenger aircraft when new and 5% — 10% for freighter aircraft when new. Management may make exceptions to this policy on a case-by-case basis when, in its judgment, the residual value calculated pursuant to this policy does not appear to reflect current expectations of value. Examples of situations where exceptions may arise include but are not limited to:

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

For planned major maintenance activities for aircraft off-lease, the Company capitalizes the actual maintenance costs by applying the deferral method. Under the deferral method, we capitalize the actual cost of major maintenance events, which are depreciated on a straight-line basis over the period until the next maintenance event is required.

When we acquire an aircraft with a lease, determining the fair value of the attached lease requires us to make assumptions regarding the current fair values of leases for specific aircraft. We estimate a range of current lease rates of like aircraft in order to determine if the attached lease is within a fair value range. If a lease is below or above the range of current lease rates, we present value the estimated amount below or above fair value range over the remaining term of the lease. The resulting lease discount or premium is amortized into lease rental income over the remaining term of the lease.

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

Derivative Financial Instruments

In the normal course of business we utilize derivative instruments to manage our exposure to interest rate risks. All interest rate derivatives are recognized on the balance sheet at their fair value. We determine fair value for our United States dollar-denominated interest rate derivatives by calculating reset rates and discounting cash flows based on cash rates, futures rates and swap rates in effect at the period close. We determine the fair value of our United States dollar-denominated guaranteed notional balance interest rate derivatives based on the upper notional band using cash flows discounted at relevant market interest rates in effect at the period close. The changes in fair values related to the effective portion of the interest rate derivatives are recorded in other comprehensive income on our consolidated balance sheet. The ineffective portion of the interest rate derivative is calculated and recorded in interest expense on our consolidated statement of income at each quarter end. For any interest rate derivatives not designated as a hedge, all mark-to-market adjustments are recognized in other income (expense) on our consolidated statement of income.

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

Fair Value Measurements

We measure the fair value of interest rate derivative assets and liabilities on a recurring basis. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Our valuation model for interest rate derivatives classified in level 2 maximizes the use of observable inputs, including contractual terms, interest rate curves, cash rates and futures rates and minimizes the use of unobservable inputs, including an assessment of the risk of non-performance by the interest rate derivative counterparty in valuing derivative assets, an evaluation of the Company’s credit risk in valuing derivative liabilities and an assessment of market risk in valuing the derivative asset or liability. We use our interest rate derivative counterparty’s valuation of our interest rate derivatives to validate our models. Our interest rate derivatives are sensitive to market changes in LIBOR as discussed in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk.”

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

RECENT UNADOPTED ACCOUNTING PRONOUNCEMENTS

In August 2010, the Financial Accounting Standards Board (“FASB”) issued an exposure draft, “Leases” (the “Lease ED”), which would replace the existing guidance in the Accounting Standards Codification (“ASC”) 840 (“ASC 840”), Leases. Under the Lease ED, a lessor would be required to adopt a right-of-use model where the lessor would apply one of two approaches to each lease based on whether the lessor retains exposure to significant risks or benefits associated with the underlying asset. In July 2011, the FASB tentatively decided on a new model for lessor accounting that would require a single approach for all leases, with a few exceptions. Under the new model, a lease receivable would be recognized for the lessor’s right to receive lease payments, a portion of the carrying amount of the underlying asset would be allocated between the right of use granted to the lessee and the lessor’s residual value and profit or loss would only be recognized at commencement if it is reasonably assured. Even though the FASB has not completed all of its deliberations, the decisions made to date were sufficiently different from those published in the Lease ED issued in August 2010. As a result, the FASB decided to re-expose the ED in the first half of 2012. We anticipate that the final standard may have an effective date no earlier than 2016. When and if the proposed guidance becomes effective, it may have a significant impact on the Company’s consolidated financial statements. Although we believe the presentation of our financial statements, and those of our lessees could change, we do not believe the accounting pronouncement will change the fundamental economic reasons for which the airlines lease aircraft. Therefore, we do not believe it will have a material impact on our business.

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04 (“ASU 2011-04”), Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs, to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with US GAAP and IFRS. The amendments in this update change the wording used to describe the requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements which include (1) those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, and (2) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurement. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of ASU 2011-04 will not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05 (“ASU 2011-05”), Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which was adopted by the Company effective December 31, 2011. In October 2011, the FASB proposed a partial deferral of the new requirement. This proposal was then finalized in December 2011 in ASU 2011-12 (“ASU 2011-12”) Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This ASU defers the ASU 2011-5 requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income (“AOCI”) in both net income and other comprehensive income (“OCI”) on the face of the financial statements. During the deferral period, there is no requirement to separately present or disclose the reclassification adjustments into net income. This deferral, however, does not change the requirement to present items of net income, other comprehensive income and total comprehensive income in either a single continuous or two consecutive statements. Reclassifications out of AOCI are to be presented either on the face of the financial statement in which OCI is presented or it can be disclosed in the footnotes to the financial statements. The FASB expects to complete a project to reconsider the presentation requirement for reclassification adjustments in 2012. The deferral allows the FASB time to further research the matter. The effective date of ASU 2011-12 is consistent with the effective date of ASU 2011-05 which is effective for interim and annual reporting periods beginning after December 15, 2011 and should be applied retrospectively.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity currently are cash on hand, cash generated by our aircraft leasing operations, loans secured by new aircraft we acquire and unsecured borrowings. Our business is very capital intensive, requiring significant investments in order to expand our fleet during periods of growth and investments in maintenance and improvements on our existing portfolio. Our business also generates a significant amount of cash from operations, primarily from lease rentals and maintenance collections. These sources have historically provided liquidity for these investments and for other uses, including the payment of dividends to our shareholders. In the past, we have also met our liquidity and capital resource needs by utilizing several sources, including:

•	lines of credit, our securitizations, term financings, secured borrowings supported by export credit agencies for new aircraft acquisitions and bank financings secured by aircraft purchases;

•	unsecured indebtedness, including an unsecured revolving credit facility and unsecured senior notes;

•	public offerings of common shares; and

•	asset sales.

Going forward, we expect to continue to seek liquidity from these sources subject to pricing and conditions that we consider satisfactory. In addition, we have a $50.0 million senior unsecured revolving credit facility with Citigroup Global Markets Inc., which has a three-year term scheduled to expire in September 2013; we have not yet drawn down on this facility.

During the fourth quarter of 2011, we secured financing in the form of bank term loans in the aggregate amount of $126.0 million in connection with the purchase of a Boeing Model 777-300ER aircraft and two MD-11F freighter aircraft. Also, in December 2011, we issued an additional $150.0 million aggregate principal amount of unsecured 9.75% Senior Notes due 2018 at a premium with 9.00% yield to worst and used the proceeds for general corporate purposes, including the purchase of aviation assets.

Under the terms of Securitization No. 1 effective June 15, 2011, all cash flows available after expenses and interest are applied to debt amortization. We expect that debt amortization payments over the next twelve months will be approximately $45.5 million dollars, excluding debt repayments from asset sales of $5.4 million, as compared to $28.0 million over the twelve months ended December 31, 2011.

Under the terms of Securitization No. 2, effective June 8, 2012 all cash flows available after expenses and interest will be applied to debt amortization. We expect that debt amortization payments, excluding repayments from asset sales, over the next twelve months will be approximately $79.8 million, excluding debt repayments from asset sales of $15.2 million, compared to $41.6 million, excluding debt repayments from asset sales of $64.7 million, made over the twelve months ended December 31, 2011. Further, for this financing, we recently entered into a forward starting interest rate swap arrangement to hedge approximately 75% of the expected future debt balance beginning in June 2012 at an average rate of 1.27%, which is approximately 400 basis points lower than the existing swap which expires in June 2012.

The net book value of our flight equipment held for lease unencumbered by financings has grown to $676.9 million as of December 31, 2011. We believe the cash flow contribution for this asset base, together with the cash flow contribution from our delivered New A330 Aircraft and from Term Financing No. 1, will provide sufficient amounts of cash flow to meet our liquidity needs and near-term growth objectives.

While the financing structures for our securitizations and certain of our term financings include liquidity facilities, these liquidity facilities are primarily designed to provide short-term liquidity to enable the financing vehicles to remain current on interest payments during periods when the relevant entities incur substantial unanticipated expenditures. Because these facilities have priority in the payment waterfall and therefore must be repaid quickly, and because we do not anticipate being required to draw on these facilities to cover operating expenses, we do not view these liquidity facilities as an important source of liquidity for us.

As of December 31, 2011, we are in compliance with all applicable covenants in our financings.

During 2011, the Company’s Board of Directors authorized the repurchase of up to $90.0 million of the Company’s common shares. At December 31, 2011, we repurchased approximately 7.6 million shares at a total cost of $90.0 million including commissions, completing the share repurchases to the authorized amounts.

In addition, as of December 31, 2011, we expect capital expenditures and lessee maintenance payment draws on our aircraft portfolio during 2012 to be approximately $130.0 million to $140.0 million, excluding purchase obligation payments and freighter conversion payments, and we expect maintenance collections from lessees on our owned aircraft portfolio to be approximately $130.0 million to $140.0 million over the next twelve months. There can be no assurance that the capital expenditures, our contributions to maintenance events and lessee maintenance payment draws described above will not be greater than expected or that our expected maintenance payment collections or disbursements will equal our current estimates.

We believe that cash on hand, funds generated from operations, maintenance payments received from lessees, and proceeds from any future contracted aircraft sales will be sufficient to satisfy our liquidity and capital resource needs over the next twelve months. Our liquidity and capital resource needs include , payments due under our other aircraft purchase commitments, required principal and interest payments under our long-term debt facilities, expected capital expenditures, lessee maintenance payment draws and lease incentive payments over the next twelve months.

Cash Flows

	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2011
	(Dollars in thousands)
Net cash flow provided by operating activities	$327,641	$356,530	$359,377
Net cash flow used in investing activities	(269,434)	(541,115)	(445,420)
Net cash flow provided by financing activities	3,512	281,876	141,608

Operating Activities:

Cash flow from operations was $359.4 million and $356.5 million for the years ended December 31, 2011 and 2010, respectively. The increase in cash flow from operations of approximately $2.8 million for the year ended December 31, 2011 versus the same period in 2010 was primarily a result of:

•	a $48.4 million increase in cash from lease rentals.

This increase was offset by:

•	a $26.3 million increase in cash paid for interest and

•	a $18.3 million decrease in cash from other working capital.

Cash flow from operations was $356.5 million in 2010 as compared to $327.6 million in 2009. The increase in cash flow from operations of approximately $28.9 million for the year ended December 31, 2010 versus the same period in 2009 was primarily a result of:

•	a $19.6 million increase in cash from lease rental revenue;

•	a $16.4 million increase in cash from working capital, of which $12.8 million relates to accrued interest for our Notes which will be paid in February 2011; and

•	a $9.0 million increase in cash from a decrease in cash payments for interest.

This increase was offset partially by:

•	a $12.4 million decrease in cash from end of lease maintenance revenue and

•	$1.7 million of cash from an increase in cash payments for taxes.

Investing Activities:

Cash used in investing activities was $445.4 million and $541.1 million for the years ended December 31, 2011 and 2010, respectively. The decrease in cash flow used in investing activities of $95.7 million for the year ended December 31, 2011 versus the same period in 2010 was primarily a result of:

•	a $420.6 million increase in proceeds from the sale of flight equipment.

This increase was offset by:

•	a $311.2 million increase in the acquisition and improvement of flight equipment.

Cash used in investing activities was $541.1 million in 2010 as compared to $269.4 million in 2009. The increase in cash flow used in investing activities of $271.7 million for the year ended December 31, 2010 versus the same period in 2009, was primarily a result of:

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

Financing Activities:

Cash provided by financing activities was $141.6 million and $281.9 million for the years ended December 31, 2011 and 2010, respectively. The net decrease in cash flow provided by financing activities of $140.3 million for the year ended December 31, 2011 versus the same period in 2010 was a result of:

•	$89.9 million of increased repurchases of our common shares;

•	$86.4 million of higher financing repayments on our securitizations and term debt financings;

•	$43.4 million of lower restricted cash and cash equivalents related to security deposits and maintenance payments;

•	$40.2 million of lower maintenance payments received net of maintenance payments returned;

•	$13.3 million of higher dividend payments; and

•	$4.8 million in additional deferred financing costs.

The outflows were offset partially by:

•	$121.3 million of higher proceeds from term debt financings and

•	$12.7 million of higher security deposits received net of security deposits returned.

Cash flow from financing activities was $281.9 million in 2010 as compared to $3.5 million in 2009. The net increase in cash flow from financing activities of $278.4 million for the year ended December 31, 2010 versus the same period in 2009 was a result of:

•	$405.5 million of higher proceeds from notes and term debt financings;

•	$45.2 million of higher restricted cash and cash equivalents related to security deposits and maintenance payments; and

•	$27.8 million of higher maintenance payments received net of maintenance payments returned.

The inflows were offset partially by:

•	$150.6 million of higher financing repayments on our securitizations and term debt financings;

•	$37.7 million of lower security deposits received net of deposits returned; and

•	a $9.2 million increase in deferred financing costs.

Debt Obligations

The following table provides a summary of our secured and unsecured debt financings at December 31, 2011:

Debt Obligation	Collateral	Outstanding Borrowing	Number of Aircraft	Interest Rate(1)		Final Stated Maturity(2)
		(Dollars in thousands)
Secured Debt Financings:
Securitization No. 1	Interests in aircraft leases, beneficial interests in aircraft owning/leasing entities and related interests	$387,124	33	0.55%		06/20/31

Securitization No. 2	Interests in aircraft leases, beneficial interests in aircraft owning/leasing entities and related interests	891,452	46	0.54%		06/14/37

Term Financing No. 1	Interests in aircraft leases, beneficial interests in aircraft owning/leasing entities and related interests	595,076	27	2.03%		05/02/15

ECA Term Financings	Interests in aircraft, aircraft leases, beneficial interests in aircraft owning/leasing entities and related interests	536,107	8	2.65 to 3.96	% %	12/31/21 to 07/13/23

Bank Financings	Interests in aircraft, aircraft leases, beneficial interests in aircraft owning/leasing entities and related interests	126,000	3	4.22 to 4.57	% %	09/15/15 to 10/26/17

Total secured debt financings		2,535,759

Unsecured Debt Financings:
Senior Notes due 2018	None	450,757	—	9.75%		08/01/18
2010 Revolving Credit Facility	None	—	—	N/A		09/28/13

Total unsecured debt financings		450,757

Total secured and unsecured debt financings		$2,986,516

(1)	Reflects floating rate in effect at the most recent applicable reset date, except for the ECA Term Financings and the 2010-1 Notes, which are fixed rate.

(2)	Effective June 2011 for Securitization No. 1, all cash flows available after expenses and interest is applied to debt amortization. For Securitization No. 2 and Term Financing No. 1, all cash flows available after expenses and interest will be applied to debt amortization, if the debt is not refinanced by June 2012 and May 2013, respectively.

The following securitizations and term debt financing structures include liquidity facility commitments described in the table below:

Facility	Liquidity Facility Provider	Available Liquidity		Unused Fee	Interest Rate on any Advances
		December 31, 2010	December 31, 2011
		(Dollars in thousands)
Securitization No. 1	Crédit Agricole Corporate and Investment Bank(1)	$42,000	$42,000	0.45%	1M Libor + 1.00%

Securitization No. 2	HSH Nordbank AG(2)	74,828	66,859	0.50%	1M Libor + 0.75%

Term Financing No. 1	Crédit Agricole Corporate and Investment Bank(3)	12,864	11,902	0.60%	1M Libor + 1.20%

(1)	Following a ratings downgrade with respect to the liquidity facility provider in June 2011, the liquidity facility was drawn, and the proceeds, or permitted investments thereof, remain available to provide liquidity if required. Amounts drawn following a ratings downgrade with respect to the liquidity facility provider do not bear interest; however, net investment earnings will be paid to the liquidity facility provider, and the unused fee continues to apply.

(2)	Following a ratings downgrade with respect to the liquidity facility provider in May 2009, the liquidity facility was drawn, and the proceeds, or permitted investments thereof, remain available to provide liquidity if required. Amounts drawn following a ratings downgrade with respect to the liquidity facility provider do not bear interest; however, net investment earnings will be paid to the liquidity facility provider, and the unused fee continues to apply.

(3)	There is no ratings threshold for the liquidity facility provider under Term Financing No. 1, and, accordingly, the ratings change referred to in footnote (1) above did not trigger a liquidity facility drawing in relation to Term Financing No. 1.

The purpose of these facilities is to provide liquidity for the relevant securitization or term financing in the event that cash flow from lease contracts and other revenue sources is not sufficient to pay operating expenses with respect to the relevant aircraft portfolio, interest payments and interest rate hedging payments for the relevant securitization or term debt financings. These liquidity facilities are generally 364-day commitments of the liquidity provider and may be extended prior to expiry. If a facility is not extended, or in certain circumstances if the short-term credit rating of the liquidity provider is downgraded, the relevant securitization or term financing documents require that the liquidity facility is drawn and the proceeds of the drawing placed on deposit so that such amounts may be available, if needed, to provide liquidity advances for the relevant securitization or term financing. Downgrade or non-extension drawings are generally not required to be repaid to the liquidity facility provider until 15 days after final maturity of the securitization or term financing debt. In the case of the liquidity facilities for Securitization No. 2 and Term Financing No. 1, the required amount of the facilities reduce over time as the principal balance of the debt amortizes, with the Securitization No. 2 liquidity facility having a minimum required amount of $65.0 million.

Secured Debt Financings:

Securitization No. 1

On June 15, 2006, we completed our first securitization, a $560.0 million transaction comprised of 40 aircraft and related leases (“Securitization No. 1)”. Securitization No. 1 is neither an obligation of, nor guaranteed by, Aircastle Limited. Under the terms of Securitization No. 1, effective June 15, 2011, all cash flows available after expenses and interest were applied to debt amortization.

Securitization No. 2

On June 8, 2007, we completed our second securitization, a $1.17 billion transaction comprising 59 aircraft and related leases (“Securitization No. 2”). Securitization No. 2 is neither an obligation of, nor guaranteed by, Aircastle Limited. Under the terms of Securitization No. 2, effective June 8, 2012 all cash flows available after expenses and interest will be applied to debt amortization.

The terms of Securitization No. 2 require the ACS 2 Group to satisfy certain financial covenants, including the maintenance of debt service coverage ratios. The ACS 2 Group’s compliance with these covenants depends substantially upon the timely receipt of lease payments from its lessees. In particular, during the first five years from issuance, Securitization No. 2 has an amortization schedule that requires that lease payments be applied to reduce the outstanding principal balance of the indebtedness so that such balance remains at 60.6% of an assumed value of the aircraft securing the ACS 2 Notes, reduced over time by an assumed amount of depreciation. If the debt service coverage ratio requirement of 1.70 is not met on two consecutive monthly payment dates in the fourth and fifth year following the closing date of Securitization No. 2 (beginning June 8, 2010), all excess securitization cash flow is required to be used to reduce the principal balance of the indebtedness and will not be available to us for other purposes, including paying dividends to our shareholders.

Term Financing No. 1

On May 2, 2008 we entered into a seven year, $786.1 million term debt facility (“Term Financing No. 1”) to finance a portfolio of 28 aircraft. The loans are neither obligations of, nor guaranteed by, Aircastle Limited. The loans mature on May 2, 2015. Under the terms of Term Financing No. 1, effective May 2, 2013 all cash flows available after expenses and interest will be applied to debt amortization.

Term Financing No. 1 requires compliance with certain financial covenants in order to continue to receive excess cash flows, including the maintenance of loan to value and debt service coverage ratios. If the loan to value ratio exceeds 75%, all excess cash flows will be applied to prepay the principal balance of the loans until such time as the loan to value ratio falls below 75%. In addition, debt service coverage must be maintained at a minimum of 1.32. If the debt service coverage ratio requirements are not met on two consecutive monthly payment dates, all excess cash flows will thereafter be applied to prepay the principal balance of the loans until such time as the debt service coverage ratio exceeds the minimum level. Compliance with these covenants depends substantially upon the appraised value of the aircraft securing Term Financing No. 1 and the timely receipt of lease payments from their lessees. We refer to any prepayments of principal following noncompliance with the loan to value or debt service coverage ratios as “Supplemental Principal Payments”.

A maintenance-adjusted appraisal of Term Financing No. 1 Portfolio must be completed each year, before a date in early May by a specified appraiser. To determine the maintenance-adjusted values, the appraiser applies upward or downward adjustments of its “half-life” current market values for the aircraft in the Term Financing No. 1 Portfolio based upon the maintenance status of the airframe, engines, landing gear and auxiliary power unit (“APU”) and applies certain other upward or downward adjustments for equipment and capabilities and for utilization. Compliance with the loan to value ratio is measured each month by comparing the 75% minimum ratio against the most recently completed maintenance-adjusted appraised value, less 0.5% for each month since such appraisal was provided to the lenders, plus 75% of the cash maintenance reserve balance held on deposit for the Term Financing No. 1 Portfolio. In June 2010, we amended the loan documents for Term Financing No. 1 so that 75% of the stated amount of qualifying letters of credit held for maintenance events would be taken into account in the loan to value test. Noncompliance with the loan to value ratio will require us to make Supplemental Principal Payments but will not by itself result in a default under Term Financing No. 1.

In February 2012, we completed the annual maintenance-adjusted appraisal for the Term Financing No. 1 Portfolio and determined that we expect to be in compliance with the loan to value ratio on the March 2012 payment date and for the next twelve months.

ECA Term Financings

In 2010, we entered into two twelve-year term loans which are supported by guarantees from Compagnie Francaise d’Assurance pour le Commerce Exterieur (“COFACE”) for the financing of two new Airbus Model A330-200 aircraft totaling $138.3 million. During 2011, we entered into five twelve-year term loans which are supported by guarantees from COFACE for the financing of five new Airbus Model A330-200 aircraft totaling $359.4 million. In 2011, we repaid in full the outstanding principal balance on one of our ECA term financings in the amount of $61.6 million. We refer to these COFACE-supported financings as “ECA Term Financings”. The borrowings under these financings at December 31, 2011 have a weighted average fixed rate of interest equal to 3.314%.

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

Bank Financings

In October 2011, one of our subsidiaries entered into a $90.0 million loan facility to finance a portion of the purchase of a Boeing Model 777-300ER aircraft. The loan is to be repaid in 24 equal quarterly principal installments beginning January 26, 2012 and a balloon payment of $50.0 million on the final repayment date of October 26, 2017.

In December 2011, two of our subsidiaries each entered into $18.0 million loan facilities to finance the purchase of two McDonnell Douglas MD-11F freighter aircraft. The loans are to be repaid over 45 and 47 months, respectively, in principal installments beginning January 15, 2012 and ending on September 15, 2015 and November 15, 2015, respectively.

We refer to these loan facilities as “Bank Financings”. Our Bank Financings contain, among other customary provisions, a $500,000 minimum net worth covenant and, in some cases, a cross-default to other financings with the same lender. In addition, Aircastle Limited has guaranteed the repayment of the Bank Financings. The borrowings under these financings at December 31, 2011 have a weighted average fixed rate of interest equal to 4.315%.

Unsecured Debt Financings:

Senior Notes due 2018

On July 30, 2010, Aircastle Limited issued $300.0 million aggregate principal amount of 9.75% Senior Notes due 2018 (the “2010-1 Notes”), pursuant to an Indenture, dated as of July 30, 2010 (the “Original Indenture”), between Aircastle Limited and Wells Fargo Bank, National Association, as trustee. The Existing Notes were issued at 98.645% of par for an effective interest rate of 10.00% and were offered only to qualified institutional buyers and buyers outside the United States in accordance with Rule 144A and Regulation S, respectively, under the Securities Act of 1933. On September 24, 2010, the 2010-1 Notes were registered by the Company with the U.S. Securities Exchange Commission and in October 2010 we completed the exchange of all outstanding unregistered 2010-1 Notes. The registered notes have terms that are substantially identical to the privately placed notes. The 2010-1 Notes will mature on August 1, 2018 and bear interest at the rate of 9.75% per annum, payable semi-annually in arrears on February 1 and August 1, commencing on February 1, 2011 to holders of record on the immediately preceding January 15 and July 15.

On December 9, 2011, we issued an additional $150.0 million aggregate principal amount of 9.75% Senior Notes due 2018 (“2011-1 Notes” and, together with the 2010-1 Notes, the “Senior Notes due 2018”), pursuant to the Original Indenture, as supplemented by the First Supplemental Indenture, dated as of December 9, 2011, between Aircastle Limited and Wells Fargo Bank, National Association, as trustee. The 2011-1 Notes were issued at 102.769% of par, for a yield to worst of 9.00%, and were offered only to qualified institutional buyers and buyers outside the United States in accordance with Rule 144A and Regulation S, respectively, under the Securities Act of 1933.

The Company may redeem all or a portion of the Senior Notes due 2018 at any time on or after August 1, 2014 at a premium decreasing ratably to zero, plus accrued and unpaid interest. In addition, prior to August 1, 2013 the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes due 2018 with the net cash proceeds of certain equity offerings at a redemption price equal to 109.75%, plus accrued and unpaid interest. If the Company undergoes a change of control, it must offer to repurchase the Senior Notes due 2018 at 101% of the principal amount, plus accrued and unpaid interest. The Senior Notes due 2018 are the Company’s unsecured senior obligations and rank equally in right of payment with all of the Company’s existing and future senior debt and rank senior in right of payment to all of the Company’s existing and future subordinated debt. The Senior Notes due 2018 are effectively junior in right of payment to all of the Company’s existing and future secured debt to the extent of the assets securing such debt and to any existing and future liabilities of the Company’s subsidiaries. The Senior Notes due 2018 are not guaranteed by any of the Company’s subsidiaries or any third party.

We used a portion of the net proceeds from the 2010-1 Notes to repay all of the outstanding indebtedness under our Term Financing No. 2 and our A330 SLB Facility and for general corporate purposes, including the purchase of aviation assets. We used the proceeds from the 2011-1 Notes for general corporate purposes, including the purchase of aviation assets.

2010 Revolving Credit Facility

On September 28, 2010, the Company entered into a three-year $50.0 million senior unsecured revolving credit facility with a group of banks (the “2010 Revolving Credit Facility”). The 2010 Revolving Credit Facility provides loans in amounts up to $50.0 million for working capital and other general corporate purposes. We have not drawn on the 2010 Revolving Credit Facility.

Contractual Obligations

Our contractual obligations consist of principal and interest payments on variable and fixed rate liabilities, interest payments on interest rate derivatives, other aircraft acquisition and conversion agreements and rent payments pursuant to our office leases. Total contractual obligations decreased from $3.82 billion at December 31, 2010 to approximately $3.75 billion at December 31, 2011 due primarily to:

•	principal and interest payments made under our securitizations, term financings and our A330 PDP Facility and

•	lower variable interest rates and payments made under our purchase obligations.

These decreases were partially offset by:

•	an increase in borrowings under our ECA Term Financings and Senior Notes due 2018.

The following table presents our actual contractual obligations and their payment due dates as of December 31, 2011.

	Payments Due By Period as of December 31, 2011
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Principal payments:
Senior Notes due 2018(1)	$450,000	$—	$—	$—	$450,000
Securitization No. 1(2)	387,124	50,891	116,793	134,202	85,238
Securitization No. 2(3)	891,452	95,018	287,821	281,913	226,700
Term Financing No. 1(4)	595,076	47,750	162,719	384,607	—
ECA Term Financings(5)	536,107	40,319	84,822	90,707	320,259
Bank Financings(6)	126,000	13,250	27,479	28,604	56,667

Total principal payments	2,985,759	247,228	679,634	920,033	1,138,864

Interest payments:
Interest payments on debt obligations(7)	475,573	85,481	157,335	127,415	105,342
Interest payments on interest rate derivatives(8)	173,172	65,723	74,895	31,898	656

Total interest payments	648,745	151,204	232,230	159,313	105,998

Office leases(9)	1,388	1,035	202	151	—
Purchase obligations(10)	116,249	116,249	—	—	—

Total	$3,752,141	$515,716	$912,066	$1,079,497	$1,244,862

(1)	Includes scheduled balloon payment on August 1, 2018.

(2)	Effective June 2011, estimated principal payments for this non-recourse financing are based on excess cash flows available from forecasted lease rentals, net maintenance funding and proceeds from asset disposition after the payment of forecasted operating expenses and interest payments, including interest payments on existing swap agreements and policy provider fees.

(3)	For this non-recourse financing, includes principal payments based on amortization schedules so that the loan to assumed aircraft values are held constant through the June 2012 payment date; thereafter, estimated principal payments for this financing are based on excess cash flows available from forecasted lease rentals, net maintenance funding and proceeds from asset disposition after the payment of forecasted operating expenses and interest payments, including interest payments on existing swap agreements and policy provider fees. Payments due in less than one year include repayments of $15.2 million related to contracted sales of two aircraft in 2011.

(4)	Includes scheduled principal payments through May 2013, after which all excess cash flow is required to reduce the principal balances of the indebtedness until maturity in May 2015.

(5)	Includes scheduled principal payments based upon fixed rate, 12-year, fully amortizing loans.

(6)	Includes principal payments based upon individual loan amortization schedules.

(7)	Future interest payments on variable rate, LIBOR-based debt obligations are estimated using the interest rate in effect at December 31, 2011.

(8)	Future interest payments on derivative financial instruments are estimated using the spread between the floating interest rates and the fixed interest rates in effect at December 31, 2011.

(9)	Represents contractual payment obligations for our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.

(10)	At December 31, 2011, we had aircraft purchase agreements and freighter conversion agreements, including the acquisition of one New A330 Aircraft from Airbus.

Capital Expenditures

We make capital expenditures from time to time in connection with improvements made to our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the years ended December 31, 2009, 2010 and 2011, we incurred a total of $49.3 million, $46.5 million and $44.0 million, respectively, of capital expenditures (including lease incentives) related to the acquisition and improvement of aircraft.

As of December 31, 2011, the weighted average age (by net book value) of our aircraft was approximately 10.9 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Under our leases, the lessee is primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft, or a lessee fails to meet its maintenance obligations under the lease agreement. At December 31, 2011, we had a $347.1 million maintenance payment liability on our balance sheet, which is a $4.8 million increase from December 31, 2010. The increase primarily consisted of net maintenance cash inflows of $2.9 million and lease incentive liabilities of $1.9 million. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.

Actual maintenance payments to us by lessees in the future may be less than projected as a result of a number of factors, including defaults by the lessees. Maintenance reserves may not cover the entire amount of actual maintenance expenses incurred and, where these expenses are not otherwise covered by the lessees, there can be no assurance that our operational cash flow and maintenance reserves will be sufficient to fund maintenance requirements, particularly as our aircraft age. See Item 1A. “Risk Factors — Risks Related to Our Business — Risks related to our leases — If lessees are unable to fund their maintenance obligations on our aircraft, our cash flow and our ability to meet our debt obligations or to pay dividends on our common shares could be adversely affected.”

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2011.

Foreign Currency Risk and Foreign Operations

At December 31, 2011, all of our leases are payable to us in U.S. dollars. However, we incur Euro- and Singapore dollar-denominated expenses in connection with our subsidiary in Ireland and branch office in Singapore. For the year ended December 31, 2011, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated approximately $9.1 million in U.S. dollar equivalents and represented approximately 19.8% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, it is likely that our international operations and our exposure to foreign currency risk will increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases we may enter into hedging transactions in the future to mitigate this risk. For the years ended December 31, 2009, 2010 and 2011, we incurred insignificant net gains and losses on foreign currency transactions.

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

We held the following interest rate derivatives as of December 31, 2011:

	Derivative Liabilities
Hedged Item	Current Notional Amount	Effective Date	Maturity Date	Future Maximum Notional Amount	Floating Rate	Fixed Rate		Balance Sheet Location	Fair Value
	(Dollars in thousands)
Interest rate derivatives designated as cash flow hedges:

Currently in effect:

Securitization No. 1	$372,430	Jun-06	Jun-16	$372,430	1M LIBOR + 0.27%	5.78%		Fair value of derivative liabilities	$59,936

Securitization No. 2	942,879	Jun-07	Jun-12	942,879	1M LIBOR	5.25 to 5.36	% %	Fair value of derivative liabilities	20,403

Term Financing No. 1	539,124	Jun-08	May-13	539,124	1M LIBOR	4.04%		Fair value of derivative liabilities	24,185

Total interest rate derivatives currently in effect	$1,854,433			$1,854,433					104,524

Forward starting:

Securitization No. 2	—	Jun-12	Jun-17	$645,543	1M LIBOR	1.26 to 1.28	% %	Fair value of derivative liabilities	5,071

Term Financing No. 1	$—	May-13	May-15	477,838	1M LIBOR	5.31%		Fair value of derivative liabilities	32,044

Total forward starting interest rate derivatives	$—			$1,123,381					37,115

Total interest rate derivative liabilities									$141,639

The weighted average interest pay rates of these derivatives at December 31, 2009, 2010 and 2011 were 4.91%, 5.01% and 5.03%, respectively.

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

For the year ended December 31, 2011, the amount of loss reclassified from accumulated other comprehensive income (“OCI”) into interest expense related to net interest settlements on active interest rate derivatives was $90.1 million. The amount of loss expected to be reclassified from OCI into interest expense over the next 12 months related to net interest settlements on active interest rate derivatives is $57.9 million.

Our interest rate derivatives involve counterparty credit risk. As of December 31, 2011, our interest rate derivatives are held with the following counterparties: JP Morgan Chase Bank NA, Citibank Canada NA, HSH Nordbank AG and Wells Fargo Bank NA. All of our counterparties or guarantors of these counterparties are considered investment grade (senior unsecured ratings of Baa2 or above) by Moody’s Investors Service. All are also considered investment grade (long-term foreign issuer ratings of A- or above) by Standard and Poor’s, except HSH Nordbank AG, which is not rated. We do not anticipate that any of these counterparties will fail to meet their obligations.

In addition to the derivative liability above, another component of the fair value of our interest rate derivatives is accrued interest. As of December 31, 2011, accrued interest payable included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheet was $5.2 million related to interest rate derivatives designated as cash flow hedges.

Historically, the Company acquired its aircraft using short-term credit facilities and equity. The short-term credit facilities were refinanced by securitizations or term debt facilities secured by groups of aircraft. The Company completed two securitizations and two term financings during the period 2006 through 2008. The Company entered into interest rate derivatives to hedge interest payments on variable rate debt for acquired aircraft as well as aircraft that it expected to acquire within certain future periods. In conjunction with its financing strategy, the Company used interest rate derivatives for periods ranging from 5 to 10 years to fix the interest rates on the variable rate debt that it incurred to acquire aircraft in anticipation of the expected securitization or term debt re-financings.

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

Prior to the securitizations and term debt financings, our interest rate derivatives typically required us to post cash collateral to the counterparty when the value of the interest rate derivative exceeded a defined threshold. When the interest rate derivatives were terminated and became part of a larger aircraft portfolio financing, there were no cash collateral posting requirements associated with the new interest rate derivative. As of December 31, 2011, we did not have any cash collateral pledged under our interest rate derivatives, nor do we have any existing agreements that require cash collateral postings.

On an ongoing basis, terminated swap notionals are evaluated against debt forecasts. To the extent that interest payments are deemed remote to occur, deferred gains or losses are accelerated into interest expense as applicable. Due to the sale of certain aircraft in 2011 and the resulting repayment of ECA Term Financing debt, amortization of deferred losses was accelerated as noted in the table below.

The following table summarizes the deferred (gains) and losses and related amortization into interest expense for our terminated interest rate derivative contracts for the years ended December 31, 2009, 2010, and 2011:

Hedged Item	Original Maximum Notional Amount	Effective Date	Maturity Date	Fixed Rate %	Termination Date	Deferred (Gain) or Loss Upon Termination	Unamortized Deferred (Gain) or Loss at December 31, 2011	Amount of Deferred (Gain) or Loss Amortized (including Accelerated Amortization) into Interest Expense For the Year Ended December 31,			Amount of Deferred (Gain) or Loss Expected to be Amortized over the Next Twelve Months
								2009	2010	2011
	(Dollars in thousands)
Securitization No. 1	$400,000	Dec-05	Aug-10	4.61	Jun-06	$(12,968)	$—	$(3,083)	$(1,418)	$—	$—
Securitization No. 1	200,000	Dec-05	Dec-10	5.03	Jun-06	(2,541)	—	(422)	(297)	—	—
Securitization No. 2	500,000	Mar-06	Mar-11	5.07	Jun-07	(2,687)	—	(711)	(675)	(122)	—
Securitization No. 2	200,000	Jan-07	Aug-12	5.06	Jun-07	(1,850)	(190)	(368)	(350)	(333)	(190)
Securitization No. 2	410,000	Feb-07	Apr-17	5.14	Jun-07	(3,119)	(1,310)	(398)	(348)	(353)	(340)
Term Financing No. 1	150,000	Jul-07	Dec-17	5.14	Mar-08	15,281	7,706	2,055	1,916	1,779	1,641
Term Financing No. 1	440,000	Jun-07	Feb-13	4.88	Partial – Mar-08 Full – Jun-08	26,281	5,155	5,989	5,588	5,185	4,784
Term Financing No. 1	248,000	Aug-07	May-13	5.33	Jun-08	9,888	2,070	2,222	2,677	1,620	1,519
2010-1 Notes	360,000	Jan-08	Feb-19	5.16	Partial – Jun-08 Full – Oct-08	23,077	8,842	2,585	1,823	1,328	645
ECA Term Financing for New A330 Aircraft	231,000	Apr-10	Oct-15	5.17	Partial – Jun-08	15,310	9,194	1,291	705	2,538	3,601
					Full – Dec-08
ECA Term Financing for New A330 Aircraft	238,000	Jan-11	Apr-16	5.23	Dec-08	19,430	13,924	985	13	4,508 (1)	3,755
ECA Term Financing for New A330 Aircraft	238,000	Jul-11	Sep-16	5.27	Dec-08	17,254	9,041	1,285	—	6,928 (2)	2,014
PDP Financing for New A330 Aircraft	203,000	Jun-07	Jan-12	4.89	Dec-08	2,728 (3)	—	1,464	—	—	—

Total						$106,084	$54,432	$12,894	$9,634	$23,078	$17,429

(1)	Includes accelerated amortization of deferred losses in the amount of $1,839 related to an aircraft sold during the period.

(2)	Includes accelerated amortization of deferred losses in the amount of $6,662 related to the sale of two aircraft during the period.

(3)	The deferred loss for this swap is related to the period prior to de-designation.

For the year ended December 31, 2011, the amount of deferred net loss (including $8.5 million of accelerated amortization driven by aircraft sales in 2011) reclassified from OCI into interest expense related to our terminated interest rate derivatives was $23.1 million. The amount of deferred net loss expected to be reclassified from OCI into interest expense over the next 12 months related to our terminated interest rate derivatives is $17.4 million.

The following table summarizes amounts charged directly to the consolidated statement of income for the years ended December 31, 2009, 2010, and 2011 related to our interest rate derivative contracts:

	Year Ended December 31,
	2009	2010	2011
	(Dollars in thousands)
Interest Expense:
Hedge ineffectiveness losses	$463	$5,039	$(101)

Amortization:
Accelerated amortization of deferred losses(1)	4,924	766	8,508
Amortization of deferred (gains) losses	7,970	8,868	14,570

Total Amortization	12,894	9,634	23,078

Total charged to interest expense	$13,357	$14,673	$22,977

Other Income (Expense):
Mark to market gains (losses) on undesignated hedges	$959	$(860)	$(848)

Total charged to other income (expense)	$959	$(860)	$(848)

(1)	For the year ended December 31, 2011, includes accelerated amortization of deferred hedge losses in the amount of $8,501 related to three aircraft sold in 2011.

Inflation

Inflation affects our lease rentals, asset values and costs, including selling, general and administrative expenses and other expenses. We do not believe that our financial results have been, or will be, adversely affected by inflation in a material way.

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

The table below shows the reconciliation of net income to EBITDA for the years ended December 31, 2009, 2010 and 2011, respectively.

	Year Ended December 31,
	2009	2010	2011
	(Dollars in thousands)
Net income	$102,492	$65,816	$124,270
Depreciation	209,481	220,476	242,103
Amortization of net lease discounts and lease incentives	11,229	20,081	16,445
Interest, net	169,810	178,262	204,150
Income tax provision	8,660	6,596	7,832

EBITDA	$501,672	$491,231	$594,800

Management’s Use of Adjusted Net Income (“ANI”)

Management believes that ANI when viewed in conjunction with the Company’s results under US GAAP and the below reconciliation, provide useful information about operating and period-over-period performance, and provide additional information that is useful for evaluating the underlying operating performance of our business without regard to periodic reporting elements related to interest rate derivative accounting and gains or losses related to flight equipment and debt investments.

The table below shows the reconciliation of net income to ANI for the years ended December 31, 2009, 2010 and 2011.

	Year Ended December 31,
	2009	2010	2011
	(Dollars in thousands)
Net income	$102,492	$65,816	$124,270
Ineffective portion and termination of cash flow hedges(1)	5,387	5,805	8,407
Mark to market of interest rate derivative contracts(2)	(959)	860	848
Gain on sale of flight equipment(2)	(1,162)	(7,084)	(39,092)
(Gain) loss on sale of debt investments(2)	(4,965)	—	—
Write-off of deferred financing fees(1)	—	2,471	2,456
Loan termination fee(1)	—	—	3,196
Termination of engine purchase agreement(2)	4,000	—	—

Adjusted net income	$104,793	$67,868	$100,085

(1)	Included in Interest, net.

(2)	Included in Other income (expense).

	Year Ended December 31,
Weighted-average shares:	2009	2010	2011
Common shares outstanding	77,986,155	78,488,031	74,686,150
Restricted common shares	1,317,547	1,118,542	956,433

Total weighted-average shares	79,303,702	79,606,573	75,642,583

	Year Ended December 31,
Percentage of weighted-average shares:	2009	2010	2011
Common shares outstanding	98.34%	98.59%	98.74%
Restricted common shares(a)	1.66%	1.41%	1.26%

Total	100.00%	100.00%	100.00%

	Year Ended December 31,
	2009	2010	2011
Weighted-average common shares outstanding — Basic and Diluted(b)	77,986,155	78,488,031	74,686,150

	Year Ended December 31,
Adjusted net income allocation:	2009	2010	2011
	(Dollars in thousands, except per share amounts)
Adjusted net income	$104,793	$67,868	$100,085
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(1,741)	(954)	(1,265)

Adjusted net income allocable to common shares — Basic and Diluted	$103,052	$66,914	$98,820

Adjusted net income per common share — Basic	$1.32	$0.85	$1.32

Adjusted net income per common share — Diluted	$1.32	$0.85	$1.32

(a)	For the years ended December 31, 2009, 2010 and 2011, distributed and undistributed earnings to restricted shares is 1.66%, 1.41% and 1.26%, respectively, of net income. The amount of restricted share forfeitures for all periods presented is immaterial to the allocation of distributed and undistributed earnings.

(b)	For the years ended December 31, 2009, 2010 and 2011, we have no dilutive shares.

Limitations of EBITDA and ANI

An investor or potential investor may find EBITDA and ANI important measures in evaluating our performance, results of operations and financial position. We use these non-US GAAP measures to supplement our US GAAP results in order to provide a more complete understanding of the factors and trends affecting our business.

EBITDA and ANI have limitations as analytical tools and should not be viewed in isolation or as substitutes for US GAAP measures of earnings. Material limitations in making the adjustments to our earnings to calculate EBITDA and ANI, and using these non-US GAAP measures as compared to US GAAP net income, income from continuing operations and cash flows provided by or used in operations, include:

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

EBITDA and ANI are not alternatives to net income, income from operations or cash flows provided by or used in operations as calculated and presented in accordance with US GAAP. You should not rely on these non-US GAAP measures as a substitute for any such US GAAP financial measure. We strongly urge you to review the reconciliations to US GAAP net income, along with our consolidated financial statements included elsewhere in this Annual Report. We also strongly urge you to not rely on any single financial measure to evaluate our business. In addition, because EBITDA and ANI are not measures of financial performance under US GAAP and are susceptible to varying calculations, EBITDA and ANI as presented in this Annual Report, may differ from and may not be comparable to, similarly titled measures used by other companies.

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

Sensitivity Analysis

The following discussion about the potential effects of changes in interest rates is based on a sensitivity analysis, which models the effects of hypothetical interest rate shifts on our financial condition and results of operations. Although we believe a sensitivity analysis provides the most meaningful analysis permitted by the rules and regulations of the SEC, it is constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by the inability to include the extraordinarily complex market reactions that normally would arise from the market shifts modeled. Although the following results of a sensitivity analysis for changes in interest rates may have some limited use as a benchmark, they should not be viewed as a forecast. This forward-looking disclosure also is selective in nature and addresses only the potential minimum contracted rental and interest expense impacts on our financial instruments and our three variable rate leases and, in particular, does not address the mark-to-market impact on our interest rate derivatives. It also does not include a variety of other potential factors that could affect our business as a result of changes in interest rates.

A hypothetical 100-basis point increase/decrease in our variable interest rates would increase/decrease the minimum contracted rentals on our portfolio as of December 31, 2011 by $0.5 million and $0.3 million, respectively, over the next twelve months. As of December 31, 2011, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $1.4 million and $1.0 million, respectively, net of amounts received from our interest rate derivatives, over the next twelve months.

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

Management’s Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2011. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011. The assessment was based on criteria established in the framework Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Ernst & Young LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, audited the effectiveness of our controls over financial reporting as of December 31, 2011. Ernst & Young LLP has issued its report which is included below.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Aircastle Limited

We have audited Aircastle Limited and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Aircastle Limited and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Aircastle Limited and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aircastle Limited and subsidiaries as of December 31, 2010 and 2011, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011 of Aircastle Limited and subsidiaries and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 29, 2012

ITEM 9B. OTHER	INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and background of each of our directors nominated for election will be contained under the caption “Election of Directors” in our Proxy Statement for our 2012 Annual General Meeting of Shareholders. The identification of our Audit Committee and our Audit Committee financial experts will be contained in our Proxy Statement for our 2012 Annual General Meeting of Shareholders under the captions “CORPORATE GOVERNANCE — Committees of the Board of Directors — The Audit Committee.” Information regarding our Code of Business Ethics and Conduct, any material amendments thereto and any related waivers will be contained in our Proxy Statement for our 2012 Annual General Meeting of Shareholders under the captions “CORPORATE GOVERNANCE — Code of Business Conduct and Ethics.” All of the foregoing information is incorporated herein by reference. The Code of Business Conduct and Ethics is posted on Aircastle’s Website at www.aircastle.com under Investors — Corporate Governance. Pursuant to Item 401(b) of Regulation S-K, the requisite information pertaining to our executive officers is reported immediately following Item 4. of Part I of this report.

Information on compliance with Section 16(a) of the Exchange Act will be contained in our Proxy Statement for our 2012 Annual General Meeting of Shareholders under the captions “OWNERSHIP OF AYR COMMON SHARES — Section 16 Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information on compensation of our directors and certain named executive officers will be contained in our Proxy Statement for our 2012 Annual General Meeting of Shareholders under the captions “Directors’ Compensation” and “EXECUTIVE COMPENSATION,” respectively, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information on the number of shares of Aircastle’s common shares beneficially owned by each director, each named executive officer and by all directors and executive officers as a group will be contained under the captions “OWNERSHIP OF THE COMPANY’S COMMON SHARES — Security Ownership by Management” and information on each beneficial owner of more than 5% of Aircastle’s common shares is contained under the captions “OWNERSHIP OF THE COMPANY’S COMMON SHARES — Security Ownership of Certain Beneficial Owners” in our Proxy Statement for our 2012 Annual General Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to certain transactions between Aircastle and its affiliates and certain other persons will be set forth under the caption “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS” in our Proxy Statement for our 2012 Annual General Meeting of Shareholders and is incorporated herein by reference.

Information relating to director independence will be set forth under the caption “PROPOSAL NUMBER ONE — ELECTION OF DIRECTORS — Director Independence” in our Proxy Statement for our 2012 Annual General Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL	ACCOUNTANT FEES AND SERVICES

Information relating to audit fees, audit-related fees, tax fees and all other fees billed in fiscal 2011 and by Ernst & Young LLP, for services rendered to Aircastle is set forth under the caption “INDEPENDENT AUDITOR FEES” in the Proxy Statement for our 2012 Annual General Meeting of Shareholders and is incorporated herein by reference. In addition, information relating to the pre-approval policies and procedures of the Audit Committee is set forth under the caption “INDEPENDENT AUDITOR FEES — Pre-Approval Policies and Procedures” in our Proxy Statement for our 2012 Annual General Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)	1.	Consolidated Financial Statements.

		The following is a list of the “Consolidated Financial Statements” of Aircastle Limited and its subsidiaries included in this Annual Report on Form 10-K, which are filed herewith pursuant to Item 8:

		Report of Independent Registered Public Accounting Firm.

		Consolidated Balance Sheets as of December 31, 2010 and December 31, 2011.

		Consolidated Statements of Income for the years ended December 31, 2009, December 31, 2010 and December 31, 2011.

		Consolidated Statements of Comprehensive Income for the years ended December 31, 2009, December 31, 2010 and December 31, 2011.

		Consolidated Statements of Cash Flows for the years ended December 31, 2009, December 31, 2010 and December 31, 2011.

		Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2009, December 31, 2010 and December 31, 2011.

		Notes to Consolidated Financial Statements.

	2.	Financial Statement Schedules.

		There are no Financial Statement Schedules filed as part of this Annual Report, since the required information is included in the Consolidated Financial Statements, including the notes thereto, or the circumstances requiring inclusion of such schedules are not present.

	3.	Exhibits.

		The exhibits filed herewith are listed on the Exhibit Index filed as part of this report on Form 10-K.

(B)    EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-134669) filed on July 25, 2006).

3.2	Bye-laws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-134669) filed on July 25, 2006).

4.1	Specimen Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-134669) filed on July 25, 2006).

4.2	Amended and Restated Shareholders Agreement among Aircastle Limited and Fortress Investment Fund III LP, Fortress Investment Fund III (Fund B) LP, Fortress Investment Fund III (Fund C) LP, Fortress Investment Fund III (Fund D) L.P., Fortress Investment Fund III (Fund E) LP, Fortress Investment Fund III (Coinvestment Fund A) LP, Fortress Investment Fund III (Coinvestment Fund B) LP, Fortress Investment Fund III (Coinvestment Fund C) LP, Fortress Investment Fund III (Coinvestment Fund D) L.P., Drawbridge Special Opportunities Fund LP, Drawbridge Special Opportunities Fund Ltd. and Drawbridge Global Macro Master Fund Ltd. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-134669) filed on July 25, 2006).

4.3	Indenture, dated as of July 30, 2010, by and among Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the SEC on August 4, 2010).

4.4	First Supplemental Indenture, dated as of December 9, 2011, by and among Aircastle Limited and Wells Fargo Bank, National Association as trustee (incorporated by reference to Exhibit 4.1 to the company’s current report on Form 8-K filed with the SEC on December 12, 2011).

10.1	Aircastle Limited 2005 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-134669) filed on June 2, 2006). #

10.2	Form of Restricted Share Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (No. 333-134669) filed on June 2, 2006). #

10.3	Form of Restricted Share Grant Letter (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (No. 333-134669) filed on June 2, 2006). #

10.4	Form of Amended Restricted Share Grant Letter (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on form 10-K filed March 5, 2010). #

10.5	Form of Amended Restricted Share Agreement for Certain Executive Officers under the Amended and Restated Aircastle Limited 2005 Equity and Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on March 10, 2011). #

10.6	Form of International Restricted Share Grant Letter (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-134669) filed on June 2, 2006). #

10.7	Form of Amended International Restricted Share Grant Letter (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on form 10-K filed March 5, 2010). #

10.8	Letter Agreement, dated May 2, 2005, between Aircastle Limited and Ron Wainshal (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-134669) filed on June 2, 2006). #

Exhibit No.	Description of Exhibit
10.9	Letter Agreement, dated February 3, 2005, between Aircastle Limited and David Walton (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (No. 333-134669) filed on June 2, 2006). #

10.10	Letter Agreement, dated March 8, 2006, between Aircastle Advisor LLC and David Walton (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (No. 333-134669) filed on June 2, 2006). #

10.11	Letter Agreement, dated February 24, 2006, between Aircastle Advisor LLC and Joseph Schreiner (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (No. 333-134669) filed on June 2, 2006). #

10.12	Letter Agreement, dated April 29, 2005, between Aircastle Advisor LLC and Jonathan Lang (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (No. 333-134669) filed on June 2, 2006). #

10.13	Letter Agreement, dated March 8, 2006 between Aircastle Advisor LLC and Jonathan M. Lang (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (No. 333-134669) filed on June 2, 2006). #

10.14	Letter Agreement, dated January 8, 2007, between Aircastle Advisor LLC and Michael Platt (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on January 9, 2007). #

10.15	Subscription Agreement, dated as of April 28, 2006, between Aircastle Limited and Ueberroth Family Trust (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (No. 333-134669) filed on June 2, 2006).

10.16	Trust Indenture, dated as of June 15, 2006, among ACS Aircraft Finance Bermuda Limited, as Issuer, ACS Aircraft Finance Ireland PLC, as Guarantor, Deutsche Bank Trust Company Americas, in its capacity as the Cash Manager, Deutsche Bank Trust Company Americas, in its capacity as the person accepting appointment as the Trustee under the Indenture, CALYON, Financial Guaranty Insurance Company and Deutsche Bank Trust Company Americas, in its capacity as the Drawing Agent (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-134669) filed on July 25, 2006).

10.17	Trust Indenture, dated as of June 15, 2006, among ACS Aircraft Finance Ireland PLC, as Issuer, ACS Aircraft Finance Bermuda Limited, as Guarantor, Deutsche Bank Trust Company Americas, in its capacity as the Cash Manager, Deutsche Bank Trust Company Americas, in its capacity as the person accepting appointment as the Trustee under the Indenture, CALYON, Financial Guaranty Insurance Company and Deutsche Bank Trust Company Americas, in its capacity as the Drawing Agent (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-134669) filed on July 25, 2006).

10.18	Amended and Restated Aircastle Limited 2005 Equity and Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-134669) filed on July 25, 2006). #

10.19	Form of Indemnification Agreement with directors and officers (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-134669) filed on August 2, 2006).

10.20	Employment Letter, dated April 12, 2007, between Aircastle Advisor LLC and Michael Inglese (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on April 16, 2007). #

Exhibit No.	Description of Exhibit
10.21	Separation Agreement, dated April 12, 2007, between Aircastle Advisor LLC and Mark Zeidman (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on April 16, 2007). #

10.22	Trust Indenture, dated as of June 8, 2007, among ACS 2007-1 Limited, as Issuer, ACS Aircraft Finance Ireland 2 Limited, as Guarantor, Deutsche Bank Trust Company Americas, in its capacity as the Cash Manager, Deutsche Bank Trust Company Americas, in its capacity as the person accepting appointment as the Trustee under the Indenture, HSH Nordbank AG, New York Branch, Financial Guaranty Insurance Company and Deutsche Bank Trust Company Americas, in its capacity as the Drawing Agent (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on June 12, 2007).

10.23	Trust Indenture, dated as of June 8, 2007, among ACS Aircraft Finance Ireland 2 Limited, as Issuer, ACS 2007-1 Limited, as Guarantor, Deutsche Bank Trust Company Americas, in its capacity as the Cash Manager, Deutsche Bank Trust Company Americas, in its capacity as the person accepting appointment as the Trustee under the Indenture, HSH Nordbank AG, New York Branch, Financial Guaranty Insurance Company and Deutsche Bank Trust Company Americas, in its capacity as the Drawing Agent (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on June 12, 2007).

10.24	Acquisition Agreement, dated as of June 20, 2007, by and between AYR Freighter LLC and Airbus SAS (incorporated by reference to Exhibit 10.43 to the Company’s quarterly report on Form 10-Q filed with the SEC on August 14, 2007).

10.25	Amendment No. 1 to the Acquisition Agreement, dated as of June 20, 2007, by and between AYR Freighter LLC and Airbus SAS (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on March 5, 2010). à

10.26	Amendment No. 2 to the Acquisition Agreement, dated as of June 20, 2007, by and between AYR Freighter LLC and Airbus SAS (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed on March 5, 2010). à

10.27	Amendment No. 3 to the Acquisition Agreement, dated as of June 20, 2007, by and between AYR Freighter LLC and Airbus SAS (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on March 5, 2010).

10.28	Amendment No. 4 to the Acquisition Agreement, dated as of June 20, 2007, by and between AYR Freighter LLC and Airbus SAS (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on March 5, 2010).

10.29	Amendment No. 5 to the Acquisition Agreement, dated as of June 20, 2007, by and between AYR Freighter LLC and Airbus SAS (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on March 5, 2010).

10.30	Amendment No. 6 to the Acquisition Agreement, dated as of June 20, 2007, by and between AYR Freighter LLC and Airbus SAS (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 5, 2010).

10.31	Amendment No. 7 to the Acquisition Agreement, dated as of June 20, 2007, by and between AYR Freighter LLC and Airbus SAS (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on March 5, 2010).

10.32	Amendment No. 8 to the Acquisition Agreement, dated as of June 20, 2007, by and between AYR Freighter LLC and Airbus SAS (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on March 5, 2010).

10.33	Amendment No. 9 to the Acquisition Agreement, dated as of June 20, 2007, by and between AYR Freighter LLC and Airbus SAS (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed with the SEC on August 10, 2010).

Exhibit No.	Description of Exhibit
10.34	Credit Agreement (2008-B), dated as of May 2, 2008, by and among ACS 2008-1 Limited and ACS Aircraft Finance Ireland 3 Limited, as Borrowers, each lender from time to time party thereto, as Lenders, Calyon New York Branch, as Sole Bookrunner and Facility Agent, and Calyon New York Branch, HSH Nordbank AG, KfW Ipex-Bank GmbH and DVB Bank AG, as Joint Lead Arrangers (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s current report on Form 8-K filed with the SEC on May 5, 2008).

10.35	Intercreditor Agreement, dated as of May 2, 2008, by and among ACS 2008-1 Limited, as Borrower, ACS Aircraft Finance Ireland 3 Limited, as Guarantor, Aircastle Advisor LLC, as Administrative Agent, Calyon New York Branch, as Facility Agent, Collateral Agent and Liquidity Facility Provider, and Deutsche Bank Trust Company Americas, as Operating Bank (incorporated by reference to Amendment No. 1 to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on May 5, 2008).

10.36	Intercreditor Agreement, dated as of May 2, 2008, by and among ACS Aircraft Finance Ireland 3 Limited, as Borrower, ACS 2008-1 Limited, as Guarantor, Aircastle Advisor LLC, as Administrative Agent, Calyon New York Branch, as Facility Agent, Collateral Agent and Liquidity Facility Provider and Deutsche Bank Trust Company Americas, as Operating Bank (incorporated by reference to Amendment No. 1 to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on May 5, 2008).

10.37	Amendment No. 1 to Intercreditor Agreement, dated as of May 2, 2008, by and among ACS 2008-1 Limited, as Borrower, ACS Aircraft Finance Ireland 3 Limited, as Guarantor, Aircastle Advisor LLC, as Administrative Agent, Credit Agricole Corporate and Investment Bank (formerly known as Calyon New York Branch), as Facility Agent, Collateral Agent and Liquidity Facility Provider and Deutsche Bank Trust Company, Americas, as Operating Bank (incorporated by reference to Exhibit 10. to the Company’s quarterly report on Form 10-Q filed with the SEC on August 10, 2010).

10.38	Form of Lease Agreement, dated as of December 16, 2009, between Wells Fargo Bank Northwest, National Association, a national banking association, not in its individual capacity but solely as Owner Trustee, as Lessor and South African Airways (Pty) Ltd., as Lessee (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed on March 5, 2010). à

10.39	Amendment No. 1 to Form of Lease Agreement, dated as of December 16, 2009, between Wells Fargo Bank Northwest, National Association, a national banking association, not in its individual capacity but solely as Owner Trustee, as Lessor and South African Airways (Pty) Ltd., as Lessee (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed with the SEC on August 10, 2010). à

10.40	Form of Lease Novation Agreement, dated as of December 15, 2010, by and among Wells Fargo Bank Northwest, National Association, a US national banking association, not in its individual capacity but solely as Owner Trustee, as Existing Lessor, South African Airways (Pty) Ltd., as Lessee, and the New Lessor (as defined therein) (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2011).

10.41	Separation Agreement, dated May 3, 2010, by and among Aircastle Limited, Aircastle Advisor LLC and Michael Platt (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on May 4, 2010). #

10.42	Letter Agreement, dated July 13, 2010, between Aircastle Advisor LLC and Ron Wainshal (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on July 15, 2010). #

10.43	Registration Rights Agreement, dated as of July 30, 2010, by and among Aircastle Limited and Citigroup Global Markets Inc., as representative of the several Initial Purchasers named therein (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on August 4, 2010).

Exhibit No.	Description of Exhibit
10.44	Employment Agreement, dated as of December 7, 2010, by and between Aircastle Advisor LLC and J. Robert Peart (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on December 8, 2010). #

10.45	Form of Senior Executive Employment Agreement (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on December 8, 2010). #

10.46	Form of Amended and Restated Indemnification Agreement with directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed with the SEC on November 8, 2011).

10.47	Registration Rights Agreement, dated as of December 14, 2011, by and among Aircastle Limited and Citigroup Global Markets Inc. as Initial Purchaser named therein (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on December 15, 2011).

10.48	Separation Agreement, dated January 22, 2012, among Aircastle Advisor LLC and J. Robert Peart (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on January 23, 2012).

12.1	Computation of Ratio of Earnings to Fixed Charges Δ

21.1	Subsidiaries of the Registrant Δ

23.1	Consent of Ernst & Young LLP Δ

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 Δ

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 Δ

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Δ

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Δ

99.1	Owned Aircraft Portfolio at December 31, 2011 Δ

101	The following materials from the Company’s annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2010 and December 31, 2011, (ii) Consolidated Statements of Income for the years ended December 31, 2009, December 31, 2010 and December 31, 2011, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2009, December 31, 2010 and December 31, 2011, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2009, December 31, 2010 and December 31, 2011, (v) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2009, December 31, 2010 and December 31, 2011 and (vi) Notes to Consolidated Financial Statements Δ *

#	Management contract or compensatory plan or arrangement.
Δ	Filed herewith.
à	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Aircastle Limited

We have audited the accompanying consolidated balance sheets of Aircastle Limited and subsidiaries as of December 31, 2010 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aircastle Limited and subsidiaries at December 31, 2010 and 2011 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aircastle Limited and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 29, 2012

Aircastle Limited and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	December 31,
	2010	2011
ASSETS
Cash and cash equivalents	$239,957	$295,522
Accounts receivable	1,815	3,646
Restricted cash and cash equivalents	191,052	247,452
Restricted liquidity facility collateral	75,000	110,000
Flight equipment held for lease, net of accumulated depreciation of $785,490 and $981,932	4,065,780	4,387,986
Aircraft purchase deposits and progress payments	219,898	89,806
Other assets	65,557	90,047

Total assets	$4,859,059	$5,224,459

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured and unsecured financings (including borrowings of ACS Ireland VIEs of $314,877 and $295,952, respectively)	$2,707,958	$2,986,516
Accounts payable, accrued expenses and other liabilities	76,470	105,432
Dividends payable	7,964	—
Lease rentals received in advance	43,790	46,105
Liquidity facility	75,000	110,000
Security deposits	83,241	83,037
Maintenance payments	342,333	347,122
Fair value of derivative liabilities	179,585	141,639

Total liabilities	3,516,341	3,819,851

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 250,000,000 shares authorized, 79,640,285 shares issued and outstanding at December 31, 2010; and 72,258,472 shares issued and outstanding at December 31, 2011	796	723
Additional paid-in capital	1,485,841	1,400,090
Retained earnings	104,301	191,476
Accumulated other comprehensive loss	(248,220)	(187,681)

Total shareholders’ equity	1,342,718	1,404,608

Total liabilities and shareholders’ equity	$4,859,059	$5,224,459

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2009	2010	2011
Revenues:
Lease rental revenue	$511,459	$531,076	$580,209
Amortization of net lease discounts and lease incentives	(11,229)	(20,081)	(16,445)
Maintenance revenue	58,733	15,703	36,954

Total lease rentals	558,963	526,698	600,718
Interest income	1,924	—	—
Other revenue	9,698	1,012	4,479

Total revenues	570,585	527,710	605,197

Expenses:
Depreciation	209,481	220,476	242,103
Interest, net	169,810	178,262	204,150
Selling, general and administrative (including non-cash share based payment expense of $6,868, $7,509 and $5,786, respectively)	46,016	45,774	45,953
Impairment of aircraft	18,211	7,342	6,436
Maintenance and other costs	19,431	9,612	13,277

Total expenses	462,949	461,466	511,919

Other income (expense):
Gain on sale of flight equipment	1,162	7,084	39,092
Other	2,354	(916)	(268)

Total other income (expense)	3,516	6,168	38,824

Income from continuing operations before income taxes	111,152	72,412	132,102
Income tax provision	8,660	6,596	7,832

Net income	$102,492	$65,816	$124,270

Earnings per common share — Basic:
Net income per share	$1.29	$0.83	$1.64

Earnings per common share — Diluted:
Net income per share	$1.29	$0.83	$1.64

Dividends declared per share	$0.40	$0.40	$0.50

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and subsidiaries

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Year Ended December 31,
	2009	2010	2011
Net income	$102,492	$65,816	$124,270

Other comprehensive income, net of tax:
Net change in fair value of derivatives, net of tax expense of $1,473, $268 and $857, respectively	92,396	1,994	37,461
Net derivative loss reclassified into earnings	12,894	9,634	23,078
Gain on debt investment reclassified into earnings	(4,965)	—	—
Net change in unrealized fair value of debt investments	2,429	—	—

Other comprehensive income	102,754	11,628	60,539

Total comprehensive income	$205,246	$77,444	$184,809

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2009	2010	2011
Cash flows from operating activities:
Net income	$102,492	$65,816	$124,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	209,481	220,476	242,103
Amortization of deferred financing costs	12,232	15,065	15,271
Amortization of net lease discounts and lease incentives	11,229	20,081	16,445
Deferred income taxes	6,176	3,727	5,615
Accretion of purchase discounts on debt investments	(469)	—	—
Non-cash share based payment expense	6,868	7,509	5,786
Cash flow hedges reclassified into earnings	12,894	9,634	23,078
Ineffective portion of cash flow hedges	463	5,039	(101)
Security deposits and maintenance payments included in earnings	(47,934)	(14,004)	(35,500)
Gain on the sale of flight equipment	(1,162)	(7,084)	(39,092)
Gain on sale of debt investments	(4,965)	—	—
Impairment of aircraft	18,211	7,342	6,436
Other	(959)	848	742
Changes on certain assets and liabilities:
Accounts receivable	364	(412)	(4,818)
Restricted cash and cash equivalents related to operating activities	1,619	(1,560)	4,418
Other assets	(1,796)	(3,097)	(2,675)
Accounts payable, accrued expenses, other liabilities and payable to affiliates	(3,189)	18,478	(1,848)
Lease rentals received in advance	6,086	8,672	(753)

Net cash provided by operating activities	327,641	356,530	359,377

Cash flows from investing activities:
Acquisition and improvement of flight equipment	(215,117)	(465,529)	(776,750)
Proceeds from sale of flight equipment	11,601	68,622	489,196
Restricted cash and cash equivalents related to sale of flight equipment	—	—	(35,762)
Aircraft purchase deposits and progress payments, net of returned deposits	(83,081)	(144,143)	(122,069)
Principal repayments on and proceeds from sale of debt investments	17,247	—	—
Other	(84)	(65)	(35)

Net cash used in investing activities	(269,434)	(541,115)	(445,420)

Cash flows from financing activities:
Repurchase of shares	(262)	(1,663)	(91,610)
Proceeds from securitizations, notes and term debt financings	142,228	547,719	669,047
Securitization and term debt financing repayments	(153,964)	(304,533)	(390,945)
Deferred financing costs	(6,127)	(15,365)	(20,179)
Restricted secured liquidity facility collateral	(81,000)	6,000	(35,000)
Secured liquidity facility collateral	81,000	(6,000)	35,000
Restricted cash and cash equivalents related to security deposits and maintenance payments	(26,830)	18,342	(25,056)
Security deposits received	52,351	14,218	20,574
Security deposits returned	(14,687)	(14,281)	(7,914)
Maintenance payments received	84,030	119,118	122,050
Maintenance payments returned	(38,837)	(46,174)	(89,300)
Payments for terminated cash flow hedges and payment for option	(2,758)	(3,705)	—
Dividends paid	(31,632)	(31,800)	(45,059)

Net cash provided by financing activities	3,512	281,876	141,608

Net increase in cash and cash equivalents	61,719	97,291	55,565
Cash and cash equivalents at beginning of year	80,947	142,666	239,957

Cash and cash equivalents at end of year	$142,666	$239,957	$295,522

Supplemental disclosures of cash flow information:
Cash paid during the year for interest, net of capitalized interest	$145,573	$136,596	$162,938

Cash paid during the year for income taxes	$1,782	$3,528	$2,054

Supplemental disclosures of non-cash investing activities:
Security deposits, maintenance liabilities and other liabilities settled in sale of flight equipment	$2,556	$100	$21,585

Advance lease rentals, security deposits and maintenance reserves assumed in asset acquisitions	$—	$20,204	$5,666

Supplemental disclosures of non-cash financing activities:
Advance lease rentals converted to maintenance reserves	$—	$1,750	$—

Security deposits converted to advance lease rentals	$—	$730	$627

Security deposits converted to maintenance payment liabilities	$11,110	$—	$138

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except share amounts)

			Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Common Shares
	Shares	Amount
Balance, December 31, 2008	78,620,320	$786	$1,474,455	(473)	$(362,602)	$1,112,166
Issuance of common shares to directors and employees	983,532	10	(10)	—	—	—
Repurchase of common shares from directors and employees	(53,431)	—	(262)	—	—	(262)
Amortization of share based payments	—	—	6,868	—	—	6,868
Excess tax benefit from stock based compensation	—	—	(1,056)	—	—	(1,056)
Dividends declared	—	—	—	(31,725)	—	(31,725)
Net income	—	—	—	102,492	—	102,492
Net change in fair value of derivatives, net of $1,473 tax expense	—	—	—	—	92,396	92,396
Net derivative loss reclassified into earnings	—	—	—	—	12,894	12,894
Gain on debt investments reclassified into earnings	—	—	—	—	(4,965)	(4,965)
Net change in unrealized fair value of debt investments	—	—	—	—	2,429	2,429

Balance, December 31, 2009	79,550,421	796	1,479,995	70,294	(259,848)	1,291,237
Issuance of common shares to directors and employees	258,105	2	(2)	—	—	—
Repurchase of common shares from directors and employees	(168,241)	(2)	(1,661)	—	—	(1,663)
Amortization of share based payments	—	—	7,509	—	—	7,509
Dividends declared	—	—	—	(31,809)	—	(31,809)
Net income	—	—	—	65,816	—	65,816
Net change in fair value of derivatives, net of $268 tax expense	—	—	—	—	1,994	1,994
Net derivative loss reclassified into earnings	—	—	—	—	9,634	9,634

Balance, December 31, 2010	79,640,285	796	1,485,841	104,301	(248,220)	1,342,718
Issuance of common shares to directors and employees	330,382	3	(3)	—	—	—
Repurchase of common shares from stockholders, directors and employees	(7,712,195)	(76)	(91,534)	—	—	(91,610)
Amortization of share based payments	—	—	5,786	—	—	5,786
Dividends declared	—	—	—	(37,095)	—	(37,095)
Net income	—	—	—	124,270	—	124,270
Net change in fair value of derivatives, net of $857 tax expense	—	—	—	—	37,461	37,461
Net derivative loss reclassified into earnings	—	—	—	—	23,078	23,078

Balance, December 31, 2011	72,258,472	$723	$1,400,090	$191,476	$(187,681)	$1,404,608

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

For the year ended December 31, 2011, we revised the presentation in our consolidated statements of cash flows to reflect the net change in restricted cash and cash equivalents from security deposits and maintenance payments as financing activities. For the years ended December 31, 2009 and 2010, our consolidated statements of cash flows reflected the net change in restricted cash and cash equivalents from security deposits and maintenance payments as cash flows from operating activities. Therefore, the amounts included for the years ended December 31, 2009 and 2010 have been reclassified to conform to the current period presentation.

The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure since the balance sheet date of December 31, 2011 through the date on which the consolidated financial statements included in this Form 10-K were issued.

Effective December 31, 2011, the Company adopted Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) 2011-05 (“ASU 2011-05”), Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which gives the option to present the total of comprehensive income either in a single continuous statement of comprehensive net income or in two separate but consecutive statements. In either option, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. If a two statement approach is used, the statement of other comprehensive income should immediately follow the statement of net income. The Company adopted the two statement approach and applied the standard retrospectively. The early adoption of ASU 2011-05 did not have a material impact on the Company’s consolidated financial statements.

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

Risk and Uncertainties

In the normal course of business, Aircastle encounters several significant types of economic risk including credit, market, aviation industry and capital market risks. Credit risk is the risk of a lessee’s inability or unwillingness to make contractually required payments and to fulfill its other contractual obligations. Market risk reflects the change in the value of derivatives and financings due to changes in interest rate spreads or other market factors, including the value of collateral underlying derivatives and financings. Aviation industry risk is the risk of a downturn in the commercial aviation industry which could adversely impact a lessee’s ability to make payments, increase the risk of unscheduled lease terminations and depress lease rates and the value of the Company’s aircraft. Capital market risk is the risk that the Company is unable to obtain capital at reasonable rates to fund the growth of our business or to refinance existing debt facilities.

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

Restricted cash and cash equivalents consists primarily of rent collections, maintenance payments and security deposits received from lessees pursuant to the terms of various lease agreements held in lockbox accounts in accordance with our financings. Changes in restricted cash and cash equivalents related to rent collections are reflected within operating activities of our consolidated statements of cash flows. Changes in restricted cash related to the sale of flight equipment are reflected within investing activities of our consolidated statements of cash flows. Changes in restricted cash and cash equivalents related to maintenance payments and security deposits are reflected within financing activities of our consolidated statements of cash flows.

Virtually all of our cash and cash equivalents and restricted cash and cash equivalents are held by four major financial institutions.

Flight Equipment Held for Lease and Depreciation

Flight equipment held for lease is stated at cost and depreciated using the straight-line method, typically over a 25-year life from the date of manufacture for passenger aircraft and over a 30- to 35-year life for freighter aircraft, depending on whether the aircraft is a converted or purpose-built freighter, to estimated residual values. Estimated residual values are generally determined to be approximately 15% of the manufacturer’s estimated realized price for passenger aircraft when new and 5% - 10% for freighter aircraft when new. Management may

Aircastle Limited and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

make exceptions to this policy on a case-by-case basis when, in its judgment, the residual value calculated pursuant to this policy does not appear to reflect current expectations of value. Examples of situations where exceptions may arise include but are not limited to:

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

For planned major maintenance activities for aircraft off-lease, the Company capitalizes the actual maintenance costs by applying the deferral method. Under the deferral method, we capitalize the actual cost of major maintenance events, which are depreciated on a straight-line basis over the period until the next maintenance event is required.

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

Capitalization of Interest

We capitalize interest related to progress payments made in respect of flight equipment on forward order and on prepayments made in respect of the conversion of passenger-configured aircraft to freighter-configured aircraft, and add such amount to prepayments on flight equipment. The amount of interest capitalized is the actual interest costs incurred on funding specific assets or the amount of interest costs which could have been avoided in the absence of such payments for the related assets.

Security Deposits

Most of our operating leases require the lessee to pay Aircastle a security deposit or provide a letter of credit. At December 31, 2010 and 2011, security deposits represent cash received from the lessee that is held on deposit until lease expiration. Aircastle’s operating leases also obligate the lessees to maintain flight equipment and comply with all governmental requirements applicable to the flight equipment, including without limitation, operational, maintenance, registration requirements and airworthiness directives.

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

This estimated lease incentive is not recognized as a lease incentive liability at the inception of the lease. We recognize the lease incentive as a reduction of lease revenue on a straight-line basis over the life of the lease, with the offset being recorded as a lease incentive liability which is included in maintenance payments on the balance sheet. The payment to the lessee for the lease incentive liability is first recorded against the lease incentive liability, and any excess above the lease incentive liability is recorded as a prepaid lease incentive asset, which is included in other assets on the balance sheet and continues to amortize over the remaining life of the lease.

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

We use the “hypothetical trade method” for interest rate derivatives designated as cash flow hedges subsequent to inception that did not qualify for the “change in variable cash flow method.” The calculation involves a comparison of the change in the fair value of the interest rate derivative to the change in the fair value of a hypothetical interest rate derivative with critical terms that reflect the hedged variable-rate debt. The effectiveness of these relationships is assessed by regressing historical changes in the interest rate derivative against historical changes in the hypothetical interest rate derivative. When the change in the interest rate derivative exceeds the change in the hypothetical interest rate derivative, the calculated ineffectiveness is recorded in interest expense on our consolidated statement of income.

All interest rate derivatives are recognized on the balance sheet at their fair value. We determine fair value for our United States dollar-denominated interest rate derivatives by calculating reset rates and discounting cash flows based on cash rates, futures rates and swap rates in effect at the period close. We determine the fair value of our United States dollar-denominated guaranteed notional balance interest rate derivatives based on the upper notional band using cash flows discounted at relevant market interest rates in effect at the period close. See Note 2 — Fair Value Measurements for more information.

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

Lease Revenue Recognition

We lease flight equipment under net operating leases with lease terms typically ranging from three to seven years. We generally do not offer renewal terms or purchase options in our leases, although certain of our operating leases allow the lessee the option to extend the lease for an additional term. Operating leases with fixed rentals and step rentals are recognized on a straight-line basis over the term of the initial lease, assuming no renewals. Operating lease rentals that adjust based on a London Interbank Offered Rate (“LIBOR”) index are

Aircastle Limited and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

recognized on a straight-line basis over the period the rentals are fixed and accruable. Revenue is not recognized when collection is not reasonably assured. When collectability is not reasonably assured, the customer is placed on non-accrual status, and revenue is recognized when cash payments are received.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses, net of income taxes, if any, affecting shareholders’ equity that, under US GAAP, are excluded from net income. At December 31, 2011, such amount consists of the effective portion of fluctuations in the fair value of derivatives designated as cash flow hedges.

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

Recent Unadopted Accounting Pronouncements

In August 2010, the FASB issued an exposure draft, “Leases” (the “Lease ED”), which would replace the existing guidance in the Accounting Standards Codification (“ASC”) 840 (“ASC 840”), Leases. Under the Lease ED, a lessor would be required to adopt a right-of-use model where the lessor would apply one of two approaches to each lease based on whether the lessor retains exposure to significant risks or benefits associated with the underlying asset. In July 2011, the FASB tentatively decided on a new model for lessor accounting that would require a single approach for all leases, with a few exceptions. Under the new model, a lease receivable would be recognized for the lessor’s right to receive lease payments, a portion of the carrying amount of the underlying asset would be allocated between the right of use granted to the lessee and the lessor’s residual value and profit or loss would only be recognized at commencement if it is reasonably assured. Even though the FASB has not completed all of its deliberations, the decisions made to date were sufficiently different from those published in the Lease ED issued in August 2010. As a result, the FASB decided to re-expose the ED in the first half of 2012. We anticipate that the final standard may have an effective date no earlier than 2016. When and if the proposed guidance becomes effective, it may have a significant impact on the Company’s consolidated financial statements. Although we believe the presentation of our financial statements, and those of our lessees could change, we do not believe the accounting pronouncement will change the fundamental economic reasons for which the airlines lease aircraft. Therefore, we do not believe it will have a material impact on our business.

In May 2011, the FASB issued ASU 2011-04 (“ASU 2011-04”), Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and

Aircastle Limited and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

IFRSs, to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with US GAAP and IFRS. The amendments in this update change the wording used to describe the requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements which include (1) those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, and (2) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurement. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of ASU 2011-04 will not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05 (“ASU 2011-05”), Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which was adopted by the Company effective December 31, 2011. In October 2011, the FASB proposed a partial deferral of the new requirement. This proposal was then finalized in December 2011 in ASU 2011-12 (“ASU 2011-12”) Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This ASU defers the ASU 2011-5 requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income (“AOCI”) in both net income and other comprehensive income (“OCI”) on the face of the financial statements. During the deferral period, there is no requirement to separately present or disclose the reclassification adjustments into net income. This deferral, however, does not change the requirement to present items of net income, other comprehensive income and total comprehensive income in either a single continuous or two consecutive statements. Reclassifications out of AOCI are to be presented either on the face of the financial statement in which OCI is presented or it can be disclosed in the footnotes to the financial statements. The FASB expects to complete a project to reconsider the presentation requirement for reclassification adjustments in 2012. The deferral allows the FASB time to further research the matter. The effective date of ASU 2011-12 is consistent with the effective date of ASU 2011-05 which is effective for interim and annual reporting periods beginning after December 15, 2011 and should be applied retrospectively.

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

•	Level 3: Unobservable inputs for which there is little or no market data and which require us to develop our own assumptions about how market participants price the asset or liability.

The valuation techniques that may be used to measure fair value are as follows:

•	The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

•	The income approach uses valuation techniques to convert future amounts to a single present amount based on current market expectation about those future amounts.

•	The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

Aircastle Limited and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

The following tables set forth our financial assets and liabilities as of December 31, 2010 and 2011 that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value as of December 31, 2010	Fair Value Measurements at December 31, 2010 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3	Valuation Technique
Assets:
Cash and cash equivalents	$239,957	$239,957	$—	$—	Market
Restricted cash and cash equivalents	191,052	191,052	—	—	Market
Derivative assets	374	—	374	—	Income

Total	$431,383	$431,009	$374	$—

Liabilities:
Derivative liabilities	$179,585	$—	$124,404	$55,181	Income

	Fair Value as of December 31, 2011	Fair Value Measurements at December 31, 2011 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3	Valuation Technique
Assets:
Cash and cash equivalents	$295,522	$295,522	$—	$—	Market
Restricted cash and cash equivalents	247,452	247,452	—	—	Income

Total	$542,974	$542,974	$—	$—

Liabilities:
Derivative liabilities	$141,639	$—	$85,410	$56,229	Income

Our cash and cash equivalents, along with our restricted cash and cash equivalents balances, consist largely of money market securities that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy. Our interest rate derivatives included in Level 2 consist of United States dollar-denominated interest rate derivatives, and their fair values are determined by applying standard modeling techniques under the income approach to relevant market interest rates (cash rates, futures rates, swap rates) in effect at the period close to determine appropriate reset and discount rates and incorporates an assessment of the risk of non-performance by the interest rate derivative counterparty in valuing derivative assets and an evaluation of the Company’s credit risk in valuing derivative liabilities.

Our interest rate derivatives included in Level 3 consist of United States dollar-denominated interest rate swaps on Term Financing No. 1 with a guaranteed notional balance. The guaranteed notional balance has an upper notional band that matches the hedged debt and a lower notional band. The notional balance is guaranteed to match the hedged debt balance if the debt balance decreases within the upper and lower notional band. During the year ended December 31, 2010, we made supplemental principal payments on Term Financing No. 1, and the notional balance was adjusted to match the debt balance of Term Financing No. 1. The fair value of the interest

Aircastle Limited and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

rate derivative is determined based on the adjusted upper notional band using cash flows discounted at the relevant market interest rates in effect at the period close. It incorporates an assessment of the risk of non-performance by the interest rate derivative counterparty in valuing derivative assets and an evaluation of the Company’s credit risk in valuing derivative liabilities. The range of the guaranteed notional between the upper and lower band represents an option that may not be exercised independently of the debt notional and is therefore valued based on unobservable market inputs.

The following table reflects the activity for the classes of our liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2010 and 2011:

Liabilities
Derivative Liabilities
Balance as of December 31, 2009	$(38,907)
Total gains/(losses), net:
Included in other income (expense)	(571)
Included in interest income	(154)
Included in other comprehensive income	(15,549)

Balance as of December 31, 2010	(55,181)
Total gains/(losses), net:
Included in other income (expense)	(474)
Included in interest expense	(71)
Included in other comprehensive income	(503)

Balance as of December 31, 2011	$(56,229)

For the years ended December 31, 2010 and 2011, we had no transfers into or out of Level 3, and we had no purchases, issuances, sales or settlements of Level 3 items.

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

In the year ended December 31, 2011, we recognized an impairment of $6,436 related to a Boeing Model 737-400 aircraft triggered by the early termination of the lease and the change to estimated future cash flows as well as by our decision to sell the aircraft, whereupon we adjusted the net book value of the aircraft to its estimated disposition value.

Our financial instruments, other than cash, consist principally of cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, amounts borrowed under financings and interest rate

Aircastle Limited and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

derivatives. The fair value of cash, cash equivalents, restricted cash and cash equivalents, accounts receivable and accounts payable approximates the carrying value of these financial instruments because of their short-term nature.

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

The carrying amounts and fair values of our financial instruments at December 31, 2010 and 2011 are as follows:

	December 31, 2010		December 31, 2011
	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)
Securitizations and term debt financings	$(2,056,012)	$(1,829,277)	(1,873,652)	(1,681,023)
ECA term financings	(267,311)	(273,203)	(536,107)	(524,373)
Bank financings	—	—	(126,000)	(126,000)
A330 PDP Facility	(88,487)	(88,487)	—	—
Senior Notes due 2018	(296,148)	(328,500)	(450,757)	(482,625)

Note 3.    Lease Rental Revenues and Flight Equipment Held for Lease

Minimum future annual lease rentals contracted to be received under our existing operating leases of flight equipment at December 31, 2011 were as follows:

Year Ending December 31,	Amount
2012	$583,782
2013	507,771
2014	414,076
2015	358,407
2016	308,687
Thereafter	543,256

Total	$2,715,979

Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Year Ended December 31,
Region	2009	2010	2011
Europe	46%	45%	45%
Asia	20%	21%	24%
North America	16%	15%	13%
Latin America	7%	9%	7%
Middle East and Africa	11%	10%	11%

Total	100%	100%	100%

Aircastle Limited and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

The classification of regions in the tables above and the table and discussion below is determined based on the principal location of the lessee of each aircraft.

For the year ended December 31, 2009, one customer accounted for 9% of lease rental revenues, and two additional customers accounted for a combined 13% of lease rental revenues. No other customer accounted for more than 5% of lease rental revenues.

For the year ended December 31, 2010, one customer accounted for 11% of lease rental revenues, and two additional customers accounted for a combined 14% of lease rental revenues. No other customer accounted for more than 5% of lease rental revenues.

For the year ended December 31, 2011, one customer accounted for 11% of lease rental revenues, and three additional customers accounted for a combined 19% of lease rental revenues. No other customer accounted for more than 5% of lease rental revenues.

The following table sets forth revenue attributable to individual countries representing at least 10% of total revenue in any year based on each lessee’s principal place of business for the years indicated:

	2009		2010		2011
Country	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
China	$—	—%	$60,181	11%	$69,534	11%
United States	65,662	12%	66,847	13%	64,195	11%
Netherlands	67,372	12%	56,057	11%	—	—%

Geographic concentration of net book value of flight equipment held for lease was as follows:

	December 31, 2010		December 31, 2011
Region	Number of Aircraft	Net Book Value %	Number of Aircraft		Net Book Value %
Europe	66	46%	66		41%
Asia	35	26%	39		28%
North America	14	10%	16		9%
Latin America	11	8%	10		6%
Middle East and Africa	10	10%	9		15%
Off-lease	—	—%	4	(1)	1%

Total	136	100%	144		100%

(1)	Includes two Boeing Model 747-400 aircraft being converted from passenger to freighter configuration, one of these aircraft was delivered to a customer in North America in January 2012 and we have a commitment to lease the other aircraft post-conversion to a customer in North America; one Airbus Model A320-200 aircraft for which we have a lease commitment, and one Boeing Model 737-400 aircraft which was sold in January 2012.

Aircastle Limited and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

The following table sets forth net book value of flight equipment attributable to individual countries representing at least 10% of net book value of flight equipment based on each lessee’s principal place of business as of:

	December 31, 2010			December 31, 2011
Country	Net Book Value	Net Book Value %	Number of Lessees	Net Book Value	Net Book Value %	Number of Lessees
China	$518,545	13%	5	$526,008	12%	4
Russia(a)	—	—	—	453,695	10%	8
Netherlands(b)	410,086	10%	3	—	—%	—

(a)	The net book value of flight equipment attributable to Russia was less than 10% as of December 31, 2010.

(b)	The net book value of flight equipment attributable to the Netherlands was less than 10% as of December 31, 2011.

At December 31, 2010 and 2011, the amounts of lease incentive liabilities recorded in maintenance payments on the consolidated balance sheets were $26,536 and $28,412, respectively.

Note 4.    Variable Interest Entities

Aircastle consolidates eight VIEs of which it is the primary beneficiary. The operating activities of these VIEs are limited to acquiring, owning, leasing, maintaining, operating and, under certain circumstances, selling the 23 aircraft discussed below.

Securitizations and Term Financing

In connection with Securitization No. 1, two of our subsidiaries, ACS Aircraft Finance Ireland plc (“ACS Ireland”) and ACS Aircraft Finance Bermuda Limited (“ACS Bermuda”) issued Class A-1 notes, and each has fully and unconditionally guaranteed the other’s obligations under the notes. In connection with Securitization No. 2, two of our subsidiaries, ACS Aircraft Finance Ireland 2 Limited (“ACS Ireland 2”) and ACS 2007-1 Limited (“ACS Bermuda 2”) issued Class A-1 notes and each has fully and unconditionally guaranteed the other’s obligations under the notes. In connection with Term Financing No. 1, two of our subsidiaries, ACS Ireland 3 Limited (“ACS Ireland 3”) and ACS 2008-1 Limited (“ACS Bermuda 3”) entered into a seven-year term debt facility and each has fully and unconditionally guaranteed the other’s obligations under the term debt facility. ACS Bermuda, ACS Bermuda 2 and ACS Bermuda 3 are collectively referred to as the “ACS Bermuda Group.” At December 31, 2011, the assets of the three VIEs include 15 aircraft transferred into the VIEs at historical cost basis in connection with Securitization No. 1, Securitization No. 2 and Term Financing No. 1.

Aircastle is the primary beneficiary of ACS Ireland, ACS Ireland 2 and ACS Ireland 3 (collectively, the “ACS Ireland VIEs”), as we have both the power to direct the activities of the VIEs that most significantly impact the economic performance of such VIEs and we bear the significant risk of loss and participate in gains through Class E-1 Securities. Although Aircastle has not guaranteed the ACS Ireland VIEs debt, Aircastle wholly owns the ACS Bermuda Group which has fully and unconditionally guaranteed the ACS Ireland VIEs obligations. The activity that most significantly impacts the economic performance is the leasing of aircraft. Aircastle Advisor (Ireland) Limited (Aircastle’s wholly owned subsidiary) is the remarketing servicer and is responsible for the leasing of the aircraft. An Irish charitable trust owns 95% of the common shares of the ACS Ireland VIEs. The Irish charitable trust’s risk is limited to its annual dividend of $2 per VIE.

Aircastle Limited and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

The combined assets of the ACS Ireland VIEs as of December 31, 2011 are $474,990. The combined liabilities of the ACS Ireland VIEs, net of $96,016 Class E-1 Securities held by the Company, which is eliminated in consolidation, as of December 31, 2011 are $416,687.

ECA Term Financings

Aircastle, through various subsidiaries, each of which is owned by a charitable trust (such entities, collectively the “Air Knight VIEs”), entered into nine different twelve-year term loans, which are supported by guarantees from Compagnie Francaise d’ Assurance pour le Commerce Exterieur, (“COFACE”), the French government sponsored export credit agency (“ECA”). These loans provided for the financing for nine new Airbus Model A330-200 aircraft. In June 2011, we repaid one of these loans from the proceeds of the sale of the related aircraft. At December 31, 2011, Aircastle had eight outstanding term loans with guarantees from COFACE. We refer to these COFACE-supported financings as “ECA Term Financings.”

Aircastle is the primary beneficiary of the Air Knight VIEs, as we have the power to direct the activities of the VIEs that most significantly impact the economic performance of such VIEs and we bear the significant risk of loss and participate in gains through a finance lease. The activity that most significantly impacts the economic performance is the leasing of aircraft of which our wholly owned subsidiary is the servicer and is responsible for managing the relevant aircraft. There is a cross collateralization guarantee between the Air Knight VIEs. In addition, Aircastle guarantees the debt of the Air Knight VIEs.

The only assets that the Air Knight VIEs have on their books are financing leases that are eliminated in the consolidated financial statements and deferred financing costs. The related aircraft, with a net book value as of December 31, 2011 were $661,734, are included in our flight equipment held for lease. The consolidated debt outstanding of the Air Knight VIEs as of December 31, 2011 is $536,107.

Aircastle Limited and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

Note 5.    Borrowings from Secured and Unsecured Debt Financings

The outstanding amounts of our secured and unsecured term debt financings were as follows:

	At December 31, 2010	At December 31, 2011
Debt Obligation	Outstanding Borrowings	Outstanding Borrowings	Interest Rate(1)	Final Stated Maturity(2)
Secured Debt Financings:
Securitization No. 1	$415,103	$387,124	0.55%	06/20/31
Securitization No. 2	997,713	891,452	0.54%	06/14/37
Term Financing No. 1	643,196	595,076	2.03%	05/02/15
ECA Term Financings	267,311	536,107	2.65% to 3.96%	12/03/21 to 07/13/23
Bank Financings	—	126,000	4.22% to 4.57%	09/15/15 to 10/26/17
A330 PDP Facility	88,487	—	N/A

Total secured debt financings	2,411,810	2,535,759

Unsecured Debt Financings:
Senior Notes due 2018	296,148	450,757	9.75%	08/01/18
2010 Revolving Credit Facility	—	—	N/A	09/28/13

Total unsecured debt financings	296,148	450,757

Total secured and unsecured debt financings	$2,707,958	$2,986,516

(1)	Reflects floating rate in effect at the applicable reset date except for the ECA Term Financings and the 2010-1 Notes, which are fixed rate.

(2)	Effective June 2011 for Securitization No. 1, all cash flows available after expenses and interest is applied to debt amortization. For Securitization No. 2 and Term Financing No. 1, all cash flows available after expenses and interest will be applied to debt amortization, if the debt is not refinanced by June 2012 and May 2013, respectively.

The following securitizations and term debt financing structures include liquidity facility commitments described in the table below:

Facility	Liquidity Facility Provider	Available Liquidity		Unused Fee	Interest Rate on any Advances
		December 31, 2010	December 31, 2011
Securitization No. 1	Crédit Agricole Corporate and Investment Bank(1)	$42,000	$42,000	0.45%	1M Libor + 1.00%

Securitization No. 2	HSH Nordbank AG(2)	74,828	66,859	0.50%	1M Libor + 0.75%

Term Financing No. 1	Crédit Agricole Corporate and Investment Bank(3)	12,864	11,902	0.60%	1M Libor + 1.20%

(1)	Following a ratings downgrade with respect to the liquidity facility provider in June 2011, the liquidity facility was drawn, and the proceeds, or permitted investments thereof, remain available to provide liquidity if required. Amounts drawn following a ratings downgrade with respect to the liquidity facility provider do not bear interest; however, net investment earnings will be paid to the liquidity facility provider, and the unused fee continues to apply.

Aircastle Limited and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

(2)	Following a ratings downgrade with respect to the liquidity facility provider in May 2009, the liquidity facility was drawn, and the proceeds, or permitted investments thereof, remain available to provide liquidity if required. Amounts drawn following a ratings downgrade with respect to the liquidity facility provider do not bear interest; however, net investment earnings will be paid to the liquidity facility provider, and the unused fee continues to apply.

(3)	There is no ratings threshold for the liquidity facility provider under Term Financing No. 1, and, accordingly, the ratings change referred to in footnote (1) above did not trigger a liquidity facility drawing in relation to Term Financing No. 1.

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

Secured Debt Financings:

Securitization No. 1

On June 15, 2006, we completed our first securitization, a $560,000 transaction comprised of 40 aircraft and related leases (“Securitization No. 1”). Securitization No. 1 is neither an obligation of, nor guaranteed by, Aircastle Limited. Under the terms of Securitization No. 1, effective June 15, 2011, all cash flows available after expenses and interest were applied to debt amortization.

Securitization No. 2

On June 8, 2007, we completed our second securitization, a $1,170,000 transaction comprising 59 aircraft and related leases (“Securitization No. 2”). Securitization No. 2 is neither an obligation of, nor guaranteed by, Aircastle Limited. Under the terms of Securitization No. 2, effective June 8, 2012 all cash flows available after expenses and interest will be applied to debt amortization.

The terms of Securitization No. 2 require the ACS 2 Group to satisfy certain financial covenants, including the maintenance of debt service coverage ratios. The ACS 2 Group’s compliance with these covenants depends substantially upon the timely receipt of lease payments from its lessees. In particular, during the first five years from issuance, Securitization No. 2 has an amortization schedule that requires that lease payments be applied to reduce the outstanding principal balance of the indebtedness so that such balance remains at 60.6% of an assumed value of the aircraft securing the ACS 2 Notes, reduced over time by an assumed amount of depreciation. If the debt service coverage ratio requirement of 1.70 is not met on two consecutive monthly payment dates in the fourth and fifth year following the closing date of Securitization No. 2 (beginning June 8, 2010), all excess securitization cash flow is required to be used to reduce the principal balance of the indebtedness and will not be available to us for other purposes, including paying dividends to our shareholders.

Aircastle Limited and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

Term Financing No. 1

On May 2, 2008 we entered into a seven year, $786,135 term debt facility (“Term Financing No. 1”) to finance a portfolio of 28 aircraft. The loans are neither obligations of, nor guaranteed by, Aircastle Limited. The loans mature on May 2, 2015. Under the terms of Term Financing No. 1, effective May 2, 2013 all cash flows available after expenses and interest will be applied to debt amortization.

Term Financing No. 1 requires compliance with certain financial covenants in order to continue to receive excess cash flows, including the maintenance of loan to value and debt service coverage ratios. If the loan to value ratio exceeds 75%, all excess cash flows will be applied to prepay the principal balance of the loans until such time as the loan to value ratio falls below 75%. In addition, debt service coverage must be maintained at a minimum of 1.32. If the debt service coverage ratio requirements are not met on two consecutive monthly payment dates, all excess cash flows will thereafter be applied to prepay the principal balance of the loans until such time as the debt service coverage ratio exceeds the minimum level. Compliance with these covenants depends substantially upon the appraised value of the aircraft securing Term Financing No. 1 and the timely receipt of lease payments from their lessees. We refer to any prepayments of principal following noncompliance with the loan to value or debt service coverage ratios as “Supplemental Principal Payments.”

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

In February 2012, we completed the annual maintenance-adjusted appraisal for the Term Financing No. 1 Portfolio and determined that we expect to be in compliance with the loan to value ratio on the March 2012 payment date and for the next twelve months.

ECA Term Financings

In 2010, we entered into two twelve-year term loans which are supported by guarantees from Compagnie Francaise d’ Assurance pour le Commerce Exterieur (“COFACE”) for the financing of two new Airbus Model A330-200 aircraft totaling $138,295. During 2011, we entered into five twelve-year term loans which are supported by guarantees from COFACE for the financing of five new Airbus Model A330-200 aircraft totaling $359,393. In 2011, we repaid in full the outstanding principal balance on one of our ECA term financings in the amount of $61,571. We refer to these COFACE-supported financings as “ECA Term Financings”. The borrowings under these financings at December 31, 2011 have a weighted average fixed rate of interest equal to 3.314%.

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

A330 PDP Facility

In June 2010, one of our subsidiaries entered into a $108,500 loan facility to finance a portion of the pre-delivery payments (“PDP”) on six new Airbus Model A330-200 aircraft to be acquired under the Airbus A330 acquisition agreement (the “Airbus A330 Agreement”). We refer to this loan facility as the “A330 PDP Facility.” We paid back the loans during 2011, and they are no longer available for borrowing.

Bank Financings

In October 2011, one of our subsidiaries entered into a $90,000 loan facility to finance a portion of the purchase of a Boeing Model 777-300ER aircraft. The loan is to be repaid in 24 equal quarterly principal installments beginning January 26, 2012 and a balloon payment of $50,000 on the final repayment date of October 26, 2017.

In December 2011, two of our subsidiaries each entered into $18,000 loan facilities to finance the purchase of two McDonnell Douglas MD11-F aircraft. The loans are to be repaid over 45 and 47 months, respectively, in principal installments beginning January 15, 2012 and ending on September 15, 2015 and November 15, 2015, respectively.

We refer to these loan facilities as “Bank Financings”. Our Bank Financings contain, among other customary provisions, a $500,000 minimum net worth covenant and, in some cases, a cross-default to other financings with the same lender. In addition, Aircastle Limited has guaranteed the repayment of the Bank Financings. The borrowings under these financings at December 31, 2011 have a weighted average fixed rate of interest equal to 4.315%.

Unsecured Debt Financings:

Senior Notes due 2018

On July 30, 2010, Aircastle Limited issued $300,000 aggregate principal amount of 9.75% Senior Notes due 2018 the (“2010-1 Notes”), pursuant to an Indenture, dated as of July 30, 2010 (the “Original Indenture”), between Aircastle Limited and Wells Fargo Bank, National Association, as trustee. The Existing Notes were issued at 98.645% of par for an effective interest rate of 10.00% and were offered only to qualified institutional buyers and buyers outside the United States in accordance with Rule 144A and Regulation S, respectively, under the Securities Act of 1933. On September 24, 2010, the 2010-1 Notes were registered by the Company with the U.S. Securities Exchange Commission, and in October 2010 we completed the exchange of all outstanding unregistered 2010-1 Notes. The registered notes have terms that are substantially identical to the privately placed notes. The 2010-1 Notes will mature on August 1, 2018 and bear interest at the rate of 9.75% per annum, payable semi-annually in arrears on February 1 and August 1, commencing on February 1, 2011 to holders of record on the immediately preceding January 15 and July 15.

On December 9, 2011, we issued an additional $150,000 aggregate principal amount of 9.75% Senior Notes due 2018 (the “2011-1 Notes” and together with the 2010-1 Notes, the “Senior Notes due 2018”), pursuant to the Original Indenture, as supplemented by the First Supplemental Indenture, dated as of December 9, 2011, between

Aircastle Limited and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

Aircastle Limited and Wells Fargo Bank, National Association, as trustee. The 2011-1 Notes were issued at 102.769% of par, for a yield to worst of 9.00%, and were offered only to qualified institutional buyers and buyers outside the United States in accordance with Rule 144A and Regulation S, respectively, under the Securities Act of 1933.

The Company may redeem all or a portion of the Senior Notes due 2018 at any time on or after August 1, 2014 at a premium decreasing ratably to zero, plus accrued and unpaid interest. In addition, prior to August 1, 2013 the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes due 2018 with the net cash proceeds of certain equity offerings at a redemption price equal to 109.75%, plus accrued and unpaid interest. If the Company undergoes a change of control, it must offer to repurchase the Senior Notes due 2018 at 101% of the principal amount, plus accrued and unpaid interest. The Senior Notes due 2018 are the Company’s unsecured senior obligations and rank equally in right of payment with all of the Company’s existing and future senior debt and rank senior in right of payment to all of the Company’s existing and future subordinated debt. The Senior Notes due 2018 are effectively junior in right of payment to all of the Company’s existing and future secured debt to the extent of the assets securing such debt and to any existing and future liabilities of the Company’s subsidiaries. The Senior Notes due 2018 are not guaranteed by any of the Company’s subsidiaries or any third party.

We used a portion of the net proceeds from the 2010-1 Notes to repay all of the outstanding indebtedness under our Term Financing No. 2 and our A330 SLB Facility and for general corporate purposes, including the purchase of aviation assets. We used the proceeds from the 2011-1 Notes for general corporate purposes, including the purchase of aviation assets.

2010 Revolving Credit Facility

On September 28, 2010, the Company entered into a three-year $50,000 senior unsecured revolving credit facility with a group of banks (the “2010 Revolving Credit Facility”). The 2010 Revolving Credit Facility provides loans in amounts up to $50,000 for working capital and other general corporate purposes. We have not drawn on the 2010 Revolving Credit Facility as of December 31, 2011.

Maturities of the secured and unsecured debt financings over the next five years and thereafter are as follows:

2012	$247,228	(1)
2013	328,760
2014	350,874
2015	673,159
2016	246,874
Thereafter	1,138,864

Total	$2,985,759

(1)	Includes repayments of $15,197 in 2012 related to contracted sales for two aircraft in 2011.

As of December 31, 2011, we are in compliance with all applicable covenants in our financings.

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

A summary of the fair value of non-vested shares for the years ended December 31, 2009, 2010 and 2011 is as follows:

Non vested Shares	Shares (in 000’s)	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2009	906.8	$23.18
Granted	1,069.4	5.97
Cancelled	(0.3)	28.89
Vested	(297.7)	20.30

Non-vested at December 31, 2009	1,678.2	12.73
Granted	205.1	10.14
Cancelled	(7.1)	9.62
Vested	(712.5)	14.15

Non-vested at December 31, 2010	1,163.7	11.42
Granted	311.9	12.95
Cancelled	(6.5)	9.81
Vested	(526.3)	14.10

Non-vested at December 31, 2011	942.8	$10.44

The fair value of the restricted common shares granted in 2009, 2010 and 2011 were determined based upon the market price of the shares at the grant date.

The total unrecognized compensation cost, adjusted for estimated forfeitures, related to all non-vested shares as of December 31, 2011, in the amount of $5,105, is expected to be recognized over a weighted average period of 1.61 years.

The Company’s Board of Directors authorized the repurchase of up to $90,000 of the Company’s common shares. Under the program, the Company may purchase its common shares from time to time in the open market or in privately negotiated transactions. The Company may also from time to time establish a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”) to facilitate purchases of its common shares under this authorization. At December 31, 2011, we repurchased 7,552,820 shares at a total cost of $90,000 including commissions, completing the share repurchases to the authorized amounts.

Aircastle Limited and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

Note 7.    Dividends

The following table sets forth the quarterly dividends declared by our Board of Directors for the three years ended December 31, 2011:

Declaration Date	Dividend per Common Share	Aggregate Dividend Amount	Record Date	Payment Date
December 22, 2008	$0.100	$7,862	December 31, 2008	January 15, 2009
March 13, 2009	$0.100	7,923	March 31, 2009	April 15, 2009
June 10, 2009	$0.100	7,923	June 30, 2009	July 15, 2009
September 10, 2009	$0.100	7,924	September 30, 2009	October 15, 2009
December 14, 2009	$0.100	7,955	December 31, 2009	January 15, 2010
March 12, 2010	$0.100	7,951	March 31, 2010	April 15, 2010
May 25, 2010	$0.100	7,947	June 30, 2010	July 15, 2010
September 21, 2010	$0.100	7,947	September 30, 2010	October 15, 2010
December 6, 2010	$0.100	7,964	December 31, 2010	January 14, 2011
March 8, 2011	$0.100	7,857	March 31, 2011	April 15, 2011
June 27, 2011	$0.125	9,364	July 7, 2011	July 15, 2011
September 14, 2011	$0.125	9,035	September 30, 2011	October 14, 2011
November 7, 2011	$0.150	10,839	November 30, 2011	December 15, 2011

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

	Year Ended December 31,
	2009	2010	2011
Weighted-average shares:
Common shares outstanding	77,986,155	78,488,031	74,686,150
Restricted common shares	1,317,547	1,118,542	956,433

Total weighted-average shares	79,303,702	79,606,573	75,642,583

	Year Ended December 31,
	2009	2010	2011
Percentage of weighted-average shares:
Common shares outstanding	98.34%	98.59%	98.74%
Restricted common shares	1.66%	1.41%	1.26%

Total	100.00%	100.00%	100.00%

Aircastle Limited and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

The calculations of both basic and diluted earnings per share for the years ended December 31, 2009, 2010 and 2011 are as follows:

	Year Ended December 31,
	2009	2010	2011
Earnings per common share — Basic:
Income from continuing operations	$102,492	$65,816	$124,270
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(1,703)	(925)	(1,571)

Income from continuing operations available to common shareholders — Basic	$100,789	$64,891	$122,699

Weighted-average common shares outstanding — Basic	77,986,155	78,488,031	74,686,150

Net income per common share — Basic	$1.29	$0.83	$1.64

Earnings per common share — Diluted:
Income from continuing operations	$102,492	$65,816	$124,270
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(1,703)	(925)	(1,571)

Income from continuing operations available to common shareholders — Basic	$100,789	$64,891	$122,699

Weighted-average common shares outstanding — Basic	77,986,155	78,488,031	74,686,150
Effect of diluted shares	— (b)	— (b)	— (b)

Weighted-average common shares outstanding — Diluted	77,986,155	78,488,031	74,686,150

Net income per common share — Diluted	$1.29	$0.83	$1,64

(a)	For the years ended December 31, 2009, 2010 and 2011, distributed and undistributed earnings to restricted shares is 1.66%, 1.41% and 1.26%, respectively, of net income. The amount of restricted share forfeitures for all periods present is immaterial to the allocation of distributed and undistributed earnings.

(b)	For the years ended December 31, 2009, 2010 and 2011, we have no dilutive shares.

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

Aircastle Limited and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

The sources of income from continuing operations before income taxes for the years ended December 31, 2009, 2010 and 2011 were as follows:

	Year Ended December 31,
	2009	2010	2011
U.S. operations	$1,971	$1,661	$1,551
Non-U.S. operations	109,181	70,751	130,551

Total	$111,152	$72,412	$132,102

The components of the income tax provision from continuing operations for the year ended December 31, 2009, 2010 and 2011 consisted of the following:

	Year Ended December 31,
	2009	2010	2011
Current:
United States:
Federal	$1,805	$1,874	$643
State	96	48	75
Non-U.S	583	947	1,499

Current income tax provision	2,484	2,869	2,217

Deferred:
United States:
Federal	628	712	982
State	244	161	355
Non-U.S	5,304	2,854	4,278

Deferred income tax provision (benefit)	6,176	3,727	5,615

Total	$8,660	$6,596	$7,832

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2009, 2010 and 2011 consisted of the following:

	Year Ended December 31,
	2009	2010	2011
Deferred tax assets:
Non-cash share based payments	$2,507	$2,148	$1,420
Net operating loss carry forwards	5,775	6,708	18,213
Interest rate derivatives	3,056	2,789	1,931
Other	119	260	472

Total deferred tax assets	11,457	11,905	22,036

Deferred tax liabilities:
Accelerated depreciation	(18,743)	(23,468)	(39,462)
Other	(744)	(646)	(948)

Total deferred tax liabilities	(19,487)	(24,114)	(40,410)

Net deferred tax liabilities	$(8,030)	$(12,209)	$(18,374)

Aircastle Limited and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

The Company had approximately $9,006 of net operating loss (“NOL”) carry forwards available at December 31, 2011 to offset future taxable income subject to U.S. graduated tax rates. If not utilized, these carry forwards begin to expire in 2032. The Company also had NOL carry forwards of $372,991 with no expiration date to offset future Irish and Mauritius taxable income. Deferred tax assets and liabilities are included in other assets and accounts payable and accrued liabilities, respectively, in the accompanying consolidated balance sheets. The increase in the NOL carry forwards is primarily attributable to tax depreciation claimed in Mauritius, where 100% of the asset is allowed to be depreciated in the year placed in service.

We do not expect to incur income taxes on future distributions of undistributed earnings of non-U.S. subsidiaries and, accordingly, no deferred income taxes have been provided for the distributions of such earnings. As of December 31, 2011, we have elected to permanently reinvest our accumulated undistributed U.S. earnings of $10,046. Accordingly, no U.S. withholding taxes have been provided. Withholding tax of $3,014 would be due if such earnings were remitted.

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

Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income from continuing operations at December 31, 2009, 2010 and 2011 consisted of the following:

	Year Ended December 31,
	2009	2010	2011
Notional U.S. federal income tax expense at the statutory rate:	$38,903	$25,344	$46,236
U.S. state and local income tax, net	129	121	92
Non-U.S. operations:
Bermuda	(22,724)	(12,971)	(29,105)
Ireland	(8,389)	(6,891)	(7,907)
Other low tax jurisdictions	52	(47)	(2,090)
Non-deductible expenses in the U.S.	710	1,187	847
Other	(21)	(147)	(241)

Provision for income taxes	$8,660	$6,596	$7,832

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

Aircastle Limited and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

Note 10.    Interest, Net

The following table shows the components of interest, net for the years ended December 31, 2009, 2010 and 2011:

	Year Ended December 31,
	2009	2010	2011
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$146,617	$153,064	$172,798
Hedge ineffectiveness losses (gains)	463	5,039	(101)
Amortization related to deferred losses	12,894	9,634	23,078
Amortization of deferred financing fees	12,232	15,065	15,271

Interest Expense	172,206	182,802	211,046
Less interest income	(939)	(413)	(390)
Less capitalized interest	(1,457)	(4,127)	(6,506)

Interest, net	$169,810	$178,262	$204,150

Note 11.    Commitments and Contingencies

Rent expense, primarily for the corporate office and sales and marketing facilities, was approximately $1,272, $1,135 and $1,163 for the years ended December 31, 2009, 2010 and 2011, respectively.

As of December 31, 2011, Aircastle is obligated under non-cancelable operating leases relating principally to office facilities in Stamford, Connecticut; Dublin, Ireland; and Singapore for future minimum lease payments as follows:

December 31,	Amount
2012	$1,035
2013	101
2014	101
2015	101
2016	50
Thereafter	—

Total	$1,388

On June 20, 2007, we entered into an acquisition agreement, which we refer to as the Airbus A330 Agreement, under which we agreed to acquire new A330 aircraft (the “New A330 Aircraft”), from Airbus SAS (“Airbus”). As of December 31, 2011, we had one New A330 Aircraft remaining to be delivered in 2012.

At December 31, 2011, we had commitments to acquire, convert and/or modify aircraft including, where applicable, our estimate of adjustments for configuration changes, engine acquisition costs, contractual price escalations and other adjustments, net of amounts already paid, of $116,249, all of which we expect to occur in 2012.

Note 12.    Related Party Transactions

In May 2006, two of our operating subsidiaries entered into service agreements to provide certain leasing, remarketing, administrative and technical services to a Fortress entity with respect to four aircraft owned by the

Aircastle Limited and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

Fortress entity and leased to third parties. As of December 31, 2009, 2010 and 2011, we had earned $174, $138 and $81, respectively, in fees due from the Fortress entity. Total fees paid to us for the years ended December 31, 2009, 2010 and 2011 were $166, $142 and $90, respectively. As of December 31, 2010 and 2011, we had a $21 and a $0 receivable, respectively, from Fortress.

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

We held the following interest rate derivatives as of December 31, 2011:

	Derivative Liabilities
Hedged Item	Current Notional Amount	Effective Date	Maturity Date	Future Maximum Notional Amount	Floating Rate	Fixed Rate	Balance Sheet Location	Fair Value
Interest rate derivatives designated as cash flow hedges:
Currently in effect:
Securitization No. 1	$372,430	Jun-06	Jun-16	$372,430	1M LIBOR + 0.27%	5.78%	Fair value of derivative liabilities	$59,936

Securitization No. 2	942,879	Jun-07	Jun-12	942,879	1M LIBOR	5.25% to 5.36%	Fair value of derivative liabilities	20,403

Term Financing No. 1	539,124	Jun-08	May-13	539,124	1M LIBOR	4.04%	Fair value of derivative liabilities	24,185

Total interest rate derivatives currently in effect	$1,854,433			$1,854,433				104,524

Forward starting:
Securitization No. 2	—	Jun-12	Jun-17	$645,543	1M LIBOR	1.26% to 1.28%	Fair value of derivative liabilities	5,071

Term Financing No. 1	$—	May-13	May-15	477,838	1M LIBOR	5.31%	Fair value of derivative liabilities	32,044

Total forward starting interest rate derivatives	$—			$1,123,381				37,115

Total interest rate derivative liabilities								$141,639

Aircastle Limited and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

The weighted average interest pay rates of these derivatives at December 31, 2009, 2010 and 2011 were 4.91%, 5.01% and 5.03%, respectively.

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

For the year ended December 31, 2011, the amount of loss reclassified from accumulated other comprehensive income (“OCI”) into interest expense related to net interest settlements on active interest rate derivatives was $90,139. The amount of loss expected to be reclassified from OCI into interest expense over the next 12 months related to net interest settlements on active interest rate derivatives is $57,928.

Our interest rate derivatives involve counterparty credit risk. As of December 31, 2011, our interest rate derivatives are held with the following counterparties: JP Morgan Chase Bank NA, Citibank Canada NA, HSH Nordbank AG and Wells Fargo Bank NA. All of our counterparties or guarantors of these counterparties are considered investment grade (senior unsecured ratings of Baa2 or above) by Moody’s Investors Service. All are also considered investment grade (long-term foreign issuer ratings of A- or above) by Standard and Poor’s, except HSH Nordbank AG, which is not rated. We do not anticipate that any of these counterparties will fail to meet their obligations.

In addition to the derivative liability above, another component of the fair value of our interest rate derivatives is accrued interest. As of December 31, 2011, accrued interest payable included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheet was $5,207 related to interest rate derivatives designated as cash flow hedges.

Historically, the Company acquired its aircraft using short-term credit facilities and equity. The short-term credit facilities were refinanced by securitizations or term debt facilities secured by groups of aircraft. The Company completed two securitizations and two term financings during the period 2006 through 2008. The Company entered into interest rate derivatives to hedge interest payments on variable rate debt for acquired aircraft as well as aircraft that it expected to acquire within certain future periods. In conjunction with its financing strategy, the Company used interest rate derivatives for periods ranging from 5 to 10 years to fix the interest rates on the variable rate debt that it incurred to acquire aircraft in anticipation of the expected securitization or term debt re-financings.

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

Prior to the securitizations and term debt financings, our interest rate derivatives typically required us to post cash collateral to the counterparty when the value of the interest rate derivative exceeded a defined threshold. When the interest rate derivatives were terminated and became part of a larger aircraft portfolio financing, there were no cash collateral posting requirements associated with the new interest rate derivative. As of December 31, 2011, we did not have any cash collateral pledged under our interest rate derivatives, nor do we have any existing agreements that require cash collateral postings.

Aircastle Limited and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

Following is the effect of interest rate derivatives on the statement of financial performance for the year ended December 31, 2011:

Effective Portion				Ineffective Portion
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative(a)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income(b)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative(c)
Interest rate derivatives	$(51,110)	Interest expense	$(103,141)	Interest expense	$(2,309)

(a)	This represents the change in fair market value of our interest rate derivatives since year end, net of taxes, offset by the amount of actual cash paid related to the net settlements of the interest rate derivatives for each of the twelve months ended December 31, 2011.

(b)	This represents the amount of actual cash paid, net of taxes, related to the net settlements of the interest rate derivatives for each of the twelve months ended December 31, 2011 plus any effective amortization of net deferred interest rate derivative losses.

(c)	This represents both realized and unrealized ineffectiveness incurred during the twelve months ended December 31, 2011 excluding accelerated amortization of deferred losses of $8,508.

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain or (Loss) Recognized in Income On Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate derivatives	Other income (expense)	$(848)

On an ongoing basis, terminated swap notionals are evaluated against debt forecasts. To the extent that interest payments are deemed remote to occur, deferred gains or losses are accelerated into interest expense as applicable. Due to the sale of certain aircraft in 2011 and the resulting repayment of ECA Term Financing debt, amortization of deferred losses was accelerated as noted in the table below.

For the year ended December 31, 2011, the amount of deferred net loss (including $8,508 of accelerated amortization driven by aircraft sales in 2011) reclassified from OCI into interest expense related to our terminated interest rate derivatives was $23,078. The amount of deferred net loss expected to be reclassified from OCI into interest expense over the next 12 months related to our terminated interest rate derivatives is $17,429.

Aircastle Limited and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

The following table summarizes amounts charged directly to the consolidated statement of income for the years ended December 31, 2009, 2010, and 2011 related to our interest rate derivative contracts:

	Year Ended December 31,
	2009	2010	2011
Interest Expense:
Hedge ineffectiveness losses (gains)	$463	$5,039	$(101)

Amortization:
Accelerated amortization of deferred losses(1)	4,924	766	8,508
Amortization of deferred (gains) losses	7,970	8,868	14,570

Total Amortization	12,894	9,634	23,078

Total charged to interest expense	$13,357	$14,673	$22,977

Other Income (Expense):
Mark to market gains (losses) on undesignated hedges	$959	$(860)	$(848)

Total charged to other income (expense)	$959	$(860)	$(848)

(1)	For the year ended December, 2011, includes accelerated amortization of deferred hedge losses in the amount of $8,501 related to three aircraft sold in 2011.

Note 14.    Other Assets

The following table describes the principal components of other assets on our consolidated balance sheet as of:

	December 31,
	2010	2011
Deferred debt issuance costs, net of amortization of $43,826 and $55,173, respectively	$30,045	$35,960
Deferred federal income tax asset	11,905	22,036
Lease incentives and lease premiums, net of amortization of $26,749 and $19,294, respectively	9,115	20,490
Other assets	14,492	11,561

Total other assets	$65,557	$90,047

Note 15.    Accounts Payable, Accrued Expenses and Other Liabilities

The following table describes the principal components of accounts payable, accrued expenses and other liabilities recorded on our consolidated balance sheet as of:

	December 31,
	2010	2011
Accounts payable and accrued expenses	$27,352	$34,931
Deferred federal income tax liability	24,114	40,410
Accrued interest payable	20,211	27,849
Lease discounts, net of amortization of $32,417 and $30,830 respectively	4,793	2,242

Total accounts payable, accrued expenses and other liabilities	$76,470	$105,432

Aircastle Limited and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

The increase in accrued interest payable is primarily due to accrued semi-annual interest on our Senior Notes due 2018 which is due on February 1, 2012.

Note 16.    Quarterly Financial Data (Unaudited)

Quarterly results of our operations for the years ended December 31, 2010 and 2011 are summarized below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010
Revenues	$130,561	$130,184	$132,247	$134,718
Net income	$18,879	$18,139	$8,569	$20,229
Basic earnings per share:
Net income	$0.24	$0.23	$0.11	$0.25
Diluted earnings per share:
Net income	$0.24	$0.23	$0.11	$0.25
2011
Revenues	$157,914	$148,838	$141,507	$156,938
Net income	$42,677	$23,309	$22,665	$35,619
Basic earnings per share:
Net income	$0.54	$0.30	$0.31	$0.49
Diluted earnings per share:
Net income	$0.54	$0.30	$0.31	$0.49

The sum of the quarterly earnings per share amounts may not equal the annual amount reported since per share amounts are computed independently for each period presented.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Aircastle Limited has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 29, 2012

Aircastle Limited

By:	/s/ Ron Wainshal
Ron Wainshal
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Aircastle Limited and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Ron Wainshal Ron Wainshal	Chief Executive Officer and Director	February 29, 2012

/s/ Michael Inglese Michael Inglese	Chief Financial Officer	February 29, 2012

/s/ Aaron Dahlke Aaron Dahlke	Chief Accounting Officer	February 29, 2012

/s/ Wesley R. Edens Wesley R. Edens	Chairman of the Board	February 29, 2012

/s/ Joseph P. Adams, Jr. Joseph P. Adams, Jr.	Deputy Chairman of the Board	February 29, 2012

/s/ Ronald W. Allen Ronald W. Allen	Director	February 29, 2012

/s/ Douglas A. Hacker Douglas A. Hacker	Director	February 29, 2012

/s/ Ronald L. Merriman Ronald L. Merriman	Director	February 29, 2012

/s/ Charles W. Pollard Charles W. Pollard	Director	February 29, 2012

/s/ Peter V. Ueberroth Peter V. Ueberroth	Director	February 29, 2012

S-1