Form 10-Q
period 2012-03-31
Aircastle LTD
filed 2012-05-03
CIK 1362988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of April 30, 2012, there were 72,245,218 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries

Form 10-Q

PART I. — FINANCIAL INFORMATION

Item 1.	Financial Statements

Aircastle Limited and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	December 31, 2011	March 31, 2012
		(Unaudited)
ASSETS
Cash and cash equivalents	$295,522	$256,670
Accounts receivable	3,646	3,584
Restricted cash and cash equivalents	247,452	185,306
Restricted liquidity facility collateral	110,000	107,300
Flight equipment held for lease, net of accumulated depreciation of $981,932 and $1,034,764	4,387,986	4,386,010
Aircraft purchase deposits and progress payments	89,806	78,102
Other assets	90,047	129,566

Total assets	$5,224,459	$5,146,538

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured and unsecured financings (including borrowings of ACS Ireland VIEs of $295,952 and $291,042, respectively	$2,986,516	$2,923,230
Accounts payable, accrued expenses and other liabilities	105,432	86,996
Lease rentals received in advance	46,105	45,565
Liquidity facility	110,000	107,300
Security deposits	83,037	80,421
Maintenance payments	347,122	332,959
Fair value of derivative liabilities	141,639	123,461

Total liabilities	3,819,851	3,699,932

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 250,000,000 shares authorized, 72,258,472 shares issued and outstanding at December 31, 2011; and 72,272,366 shares issued and outstanding at March 31, 2012	723	723
Additional paid-in capital	1,400,090	1,399,797
Retained earnings	191,476	213,213
Accumulated other comprehensive loss	(187,681)	(167,127)

Total shareholders’ equity	1,404,608	1,446,606

Total liabilities and shareholders’ equity	$5,224,459	$5,146,538

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2011	2012
Revenues:
Lease rental revenue	$141,116	$152,242
Amortization of lease premiums, discounts and lease incentives	(3,102)	(1,598)
Maintenance revenue	16,844	12,647

Total lease rentals	154,858	163,291
Other revenue	3,056	1,624

Total revenues	157,914	164,915

Expenses:
Depreciation	59,591	64,514
Interest, net	45,619	48,981
Selling, general and administrative (including non-cash share based payment expense of $1,895, and $1,176, respectively)	12,531	13,198
Maintenance and other costs	3,530	2,774

Total expenses	121,271	129,467

Other income (expense):
Gain on sale of flight equipment	9,662	196
Other	(359)	(113)

Total other income (expense)	9,303	83

Income from continuing operations before income taxes	45,946	35,531
Income tax provision	3,269	2,929

Net income	$42,677	$32,602

Earnings per common share — Basic:
Net income per share	$0.54	$0.45

Earnings per common share — Diluted:
Net income per share	$0.54	$0.45

Dividends declared per share	$0.10	$0.15

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2012

Net income	$42,677	$32,602

Other comprehensive income, net of tax:
Net change in fair value of derivatives, net of tax expense of $400 and $289, respectively	23,468	16,483
Net derivative loss reclassified into earnings	2,835	4,071

Other comprehensive income	26,303	20,554

Total comprehensive income	$68,980	$53,156

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2012
Cash flows from operating activities:
Net income	$42,677	$32,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	59,591	64,514
Amortization of deferred financing costs	3,528	2,716
Amortization of net lease discounts and lease incentives	3,102	1,598
Deferred income taxes	1,853	1,377
Non-cash share based payment expense	1,895	1,176
Cash flow hedges reclassified into earnings	2,835	4,071
Ineffective portion of cash flow hedges	(475)	(1,519)
Security deposits and maintenance payments included in earnings	(18,534)	(12,722)
Gain on sale of flight equipment	(9,662)	(196)
Other	(57)	57
Changes in certain assets and liabilities:
Accounts receivable	1,288	(3,396)
Restricted cash and cash equivalents related to operating activities	(1,006)	700
Other assets	(731)	(1,886)
Accounts payable, accrued expenses and other liabilities	(17,416)	(15,338)
Lease rentals received in advance	(5,381)	(788)

Net cash provided by operating activities	63,507	72,966

Cash flows from investing activities:
Acquisition and improvement of flight equipment and lease incentives	(110,410)	(48,449)
Proceeds from sale of flight equipment	75,200	2,500
Restricted cash and cash equivalents related to sale of flight equipment	—	35,762
Purchase of debt investment	—	(43,626)
Aircraft purchase deposits and progress payments	(36,630)	(16,518)
Other	—	(40)

Net cash used in investing activities	(71,840)	(70,371)

Cash flows from financing activities:
Repurchase of shares	(16,367)	(1,469)
Proceeds from term debt financings	157,161	—
Securitization and term debt financing repayments	(116,340)	(63,257)
Deferred financing costs	(7,346)	(271)
Restricted secured liquidity facility collateral	4,000	2,700
Secured liquidity facility collateral	(4,000)	(2,700)
Restricted cash and cash equivalents related to security deposits and maintenance payments	697	25,684
Security deposits received	7,009	1,985
Security deposits returned	(5,312)	(1,495)
Maintenance payments received	27,487	30,275
Maintenance payments returned	(30,374)	(22,034)
Dividends paid	(7,964)	(10,865)

Net cash provided by (used in) financing activities	8,651	(41,447)

Net increase (decrease) in cash and cash equivalents	318	(38,852)
Cash and cash equivalents at beginning of period	239,957	295,522

Cash and cash equivalents at end of period	$240,275	$256,670

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$46,919	$55,233

Cash paid for income taxes	$1,004	$1,432

Supplemental disclosures of non-cash investing activities:
Purchase deposits, advance lease rentals and security deposits assumed in asset acquisitions	$—	$1,138

Supplemental disclosures of non-cash financing activities:
Security deposits converted to advance lease rentals	$546	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

March 31, 2012

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

The accompanying consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting and, in our opinion, reflect all adjustments, including normal recurring items, which are necessary to present fairly the results for interim periods. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with US GAAP have been omitted in accordance with the rules and regulations of the SEC; however, we believe that the disclosures are adequate to make information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

For the year ended December 31, 2011, we revised the presentation in our consolidated statements of cash flows to reflect the net change in restricted cash and cash equivalents from security deposits and maintenance payments as financing activities. For the quarter ended March 31, 2011, our consolidated statements of cash flows reflected the net change in restricted cash and cash equivalents from security deposits and maintenance payments as cash flows from operating activities. Therefore, the amounts included for the quarter ended March 31, 2011 have been reclassified to conform to the current period presentation.

The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure since the balance sheet date of March 31, 2012 through the date on which the consolidated financial statements included in this Form 10-Q were issued.

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

Effective January 1, 2012, the Company adopted Financial Accounting Standards Board (the “FASB”) Accounting Standards Updated (“ASU”) ASU 2011-04 (“ASU 2011-04”), Fair Value Measurement (Topic 820): Amendments to

Aircastle Limited and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

March 31, 2012

Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs, to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with US GAAP and IFRS. The amendments in this update change the wording used to describe the requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements which include (1) those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, and (2) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurement. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements.

Also effective January 1, 2012, the Company adopted ASU 2011-12 (“ASU 2011-12”) Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This ASU defers the ASU 2011-05 requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income (“AOCI”) in both net income and other comprehensive income (“OCI”) on the face of the financial statements. During the deferral period, there is no requirement to separately present or disclose the reclassification adjustments into net income. The FASB expects to complete a project to reconsider the presentation requirement for reclassification adjustments in 2012. The deferral allows the FASB time to further research the matter. ASU 2011-12 is effective for interim and annual reporting periods beginning after December 15, 2011 and should be applied retrospectively. The adoption of ASU 2011-12 did not have a material impact on the Company’s consolidated financial statements.

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

Recent Unadopted Accounting Pronouncements

In August 2010, the FASB issued an exposure draft, “Leases” (the “Lease ED”), which would replace the existing guidance in the Accounting Standards Codification (“ASC”) 840 (“ASC 840”), Leases. Under the Lease ED, a lessor would be required to adopt a right-of-use model where the lessor would apply one of two approaches to each lease based on whether the lessor retains exposure to significant risks or benefits associated with the underlying asset. In July 2011, the FASB tentatively decided on a new model for lessor accounting that would require a single approach for all leases, with a few exceptions. Under the new model, a lease receivable would be recognized for the lessor’s right to

Aircastle Limited and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

March 31, 2012

receive lease payments, a portion of the carrying amount of the underlying asset would be allocated between the right of use granted to the lessee and the lessor’s residual value and profit or loss would only be recognized at commencement if it is reasonably assured. Even though the FASB has not completed all of its deliberations, the decisions made to date were sufficiently different from those published in the Lease ED issued in August 2010. As a result, the FASB decided to re-expose the ED in the second half of 2012. We anticipate that the final standard may have an effective date no earlier than 2016. When and if the proposed guidance becomes effective, it may have a significant impact on the Company’s consolidated financial statements. Although we believe the presentation of our financial statements, and those of our lessees could change, we do not believe the accounting pronouncement will change the fundamental economic reasons for which the airlines lease aircraft. Therefore, we do not believe it will have a material impact on our business.

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

Aircastle Limited and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

March 31, 2012

The following tables set forth our financial assets and liabilities as of December 31, 2011 and March 31, 2012 that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	0000	0000	0000	0000	0000
		Fair Value Measurements at December 31, 2011 Using Fair Value Hierarchy
	Fair Value as of December 31, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$295,522	$295,522	$—	$—	Market
Restricted cash and cash equivalents	247,452	247,452	—	—	Income

Total	$542,974	$542,974	$—	$—

Liabilities:
Derivative liabilities	$141,639	$—	$85,410	$56,229	Income

	0000000	0000000	0000000	0000000	0000000
		Fair Value Measurements at March 31, 2012 Using Fair Value Hierarchy
	Fair Value as of March 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$256,670	$256,670	$—	$—	Market
Restricted cash and cash equivalents	185,306	185,306	—	—	Income

Total	$441,976	$441,976	$—	$—

Liabilities:
Derivative liabilities	$123,461	$—	$72,519	$50,942	Income

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

Our interest rate derivatives included in Level 3 consist of United States dollar-denominated interest rate swaps on Term Financing No. 1 with a guaranteed notional balance. The guaranteed notional balance has an upper notional band that matches the hedged debt and a lower notional band. The notional balance is guaranteed to match the hedged debt balance if the debt balance decreases within the upper and lower notional band. As of April 4, 2012, the interest rate derivatives included in Level 3 were terminated when the related hedged debt was repaid with proceeds from the Senior Notes due 2017 and the Senior Notes due 2020 (See Note 5. Securitizations and Term Debt Financings — Unsecured Debt Financings below). The fair value of these interest rate derivatives as of March 31, 2012 was

Aircastle Limited and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

March 31, 2012

determined in a manner consistent with the counterparty’s settlement value methodology which was based on the lower notional band using cash flows discounted at the relevant market interest rates in effect at the period close. It incorporates an assessment of non-performance risk. The range of the guaranteed notional between the lower and upper band represents an interest rate cap that may not be exercised independently of the debt notional and is therefore valued based on unobservable market inputs.

The following tables reflect the activity for the classes of our assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 and 2012, respectively:

Liabilities
Derivative Liabilities
Balance as of December 31, 2010	$(55,181)
Total gains/(losses), net:
Included in other income (expense)	(122)
Included in interest expense	6
Included in other comprehensive income	6,533

Balance as of March 31, 2011	$(48,764)

Liabilities
Derivative Liabilities
Balance as of December 31, 2011	$(56,229)
Total gains/(losses), net:
Included in other income (expense)	(113)
Included in interest expense	73
Included in other comprehensive income	5,327

Balance as of March 31, 2012	$(50,942)

For the three months ended March 31, 2011, we had no transfers into or out of Level 3 and we had no purchases, issuances, sales or settlements of Level 3 items. For the three months ended March 31, 2012, we had no transfers into or out of Level 3 and we had no issuances, sales or settlements of Level 3 items.

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

The fair values of our securitizations which contain third party credit enhancements are estimated using a discounted cash flow analysis, based on our current incremental borrowing rates of borrowing arrangements that do not contain third party credit enhancements. The fair values of our term debt financings and bank financings are estimated using a discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Notes due 2018 is estimated using quoted market prices.

Aircastle Limited and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

March 31, 2012

The carrying amounts and fair values of our financial instruments at December 31, 2011 and March 31, 2012 are as follows:

	December 31, 2011		March 31, 2012
	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)
Securitizations and term debt financings	$(1,873,652)	$(1,681,023)	$(1,823,639)	$(1,667,046)
ECA term financings	(536,107)	(524,373)	(526,150)	(528,315)
Bank financings	(126,000)	(126,000)	(122,712)	(125,411)
Senior Notes due 2018	(450,757)	(482,625)	(450,729)	(502,875)

All of our financial instruments are classified as Level 2 with the exception of our Senior Notes due 2018, which are classified as Level 1.

Note 3. Lease Rental Revenues and Flight Equipment Held for Lease

Minimum future annual lease rentals contracted to be received under our existing operating leases of flight equipment at March 31, 2012 were as follows:

Year Ending December 31,	Amount

Remainder of 2012	$435,636
2013	515,020
2014	417,556
2015	359,841
2016	303,518
2017	199,266
Thereafter	336,430

Total	$2,567,267

Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended March 31,
Region	2011	2012

Europe	46%	43%
Asia	24%	28%
North America	13%	12%
Latin America	9%	6%
Middle East and Africa	8%	11%

Total	100%	100%

The classification of regions in the tables above and in the table and discussion below is determined based on the principal location of the lessee of each aircraft.

For the three months ended March 31, 2011, one customer accounted for 11% of lease rental revenue and three additional customers accounted for a combined 18% of lease rental revenue. No other customer accounted for more than 5% of lease rental revenue.

Aircastle Limited and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

March 31, 2012

For the three months ended March 31, 2012, one customer accounted for 10% of lease rental revenue and four additional customers accounted for a combined 26% of lease rental revenue. No other customer accounted for more than 5% of lease rental revenue.

The following table sets forth revenue attributable to individual countries representing at least 10% of total revenue based on each lessee’s principal place of business:

	Three Months Ended March 31,
	2011			2012
Country	Revenue	Percent of Total Revenue	Number of Lessees	Revenue	Percent of Total Revenue	Number of Lessees

United States	$16,735	11%	4	$27,513	17%	5
China	16,274	10%	5	18,219	11%	4
Egypt (1)	17,069	11%	1	—	—%	—

(1)	Total revenue attributable to Egypt includes $1.2 million of lease rental revenue, $12.6 million of maintenance revenue and other revenue of $2.7 million for the three months ended March 31, 2011 related to the early termination of four leases in the first quarter of 2011. As of March 31, 2011, we had no aircraft on lease in Egypt.

Geographic concentration of net book value of flight equipment held for lease was as follows:

	December 31, 2011			March 31, 2012
Region	Number of Aircraft		Net Book Value %	Number of Aircraft		Net Book Value %

Europe	66		41%	67		41%
Asia	39		28%	39		27%
North America	16		9%	16		9%
Latin America	10		6%	11		6%
Middle East and Africa	9		15%	8		14%
Off-lease	4	(1)	1%	4	(2)	3%

Total	144		100%	145		100%

(1)	Includes two Boeing Model 747-400 aircraft being converted from passenger to freighter configuration, one of these aircraft was delivered to a customer in North America in January 2012 and we have a commitment to lease the other aircraft post-conversion to a customer in North America; one Airbus Model A320-200 aircraft for which we have a lease commitment, and one Boeing Model 737-400 aircraft which was sold in January 2012.
(2)	Includes one Boeing Model 747-400 aircraft being converted from passenger to freighter configuration, which was delivered to a customer in North America in April 2012, one Boeing Model 747-400 BDSF aircraft for which we have a commitment to lease to a customer in North America, one Boeing Model 737-700 aircraft and one Boeing Model 747-400 aircraft.

The following table sets forth net book value of flight equipment attributable to individual countries representing at least 10% of net book value of flight equipment based on each lessee’s principal place of business as of:

	December 31, 2011			March 31, 2012
Country	Net Book Value	Net Book Value %	Number of Lessees	Net Book Value	Net Book Value %	Number of Lessees

China	$526,008	12%	4	$534,621	12%	4
Russia	453,695	10%	8	447,362	10%	8

Aircastle Limited and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

March 31, 2012

At December 31, 2011 and March 31, 2012, the amounts of lease incentive liabilities recorded in maintenance payments on the consolidated balance sheets were $28,412 and $22,654, respectively.

Note 4. Variable Interest Entities

Aircastle consolidates eight VIEs of which it is the primary beneficiary. The operating activities of these VIEs are limited to acquiring, owning, leasing, maintaining, operating and, under certain circumstances, selling the 23 aircraft discussed below.

Securitizations and Term Financing

In connection with Securitization No. 1, two of our subsidiaries, ACS Aircraft Finance Ireland plc (“ACS Ireland”) and ACS Aircraft Finance Bermuda Limited (“ACS Bermuda”) issued Class A-1 notes, and each has fully and unconditionally guaranteed the other’s obligations under the notes. In connection with Securitization No. 2, two of our subsidiaries, ACS Aircraft Finance Ireland 2 Limited (“ACS Ireland 2”) and ACS 2007-1 Limited (“ACS Bermuda 2”) issued Class A-1 notes and each has fully and unconditionally guaranteed the other’s obligations under the notes. In connection with Term Financing No. 1, two of our subsidiaries, ACS Ireland 3 Limited (“ACS Ireland 3”) and ACS 2008-1 Limited (“ACS Bermuda 3”) entered into a seven-year term debt facility and each has fully and unconditionally guaranteed the other’s obligations under the term debt facility. ACS Bermuda, ACS Bermuda 2 and ACS Bermuda 3 are collectively referred to as the “ACS Bermuda Group.” At March 31, 2012, the assets of the three VIEs include 15 aircraft transferred into the VIEs at historical cost basis in connection with Securitization No. 1, Securitization No. 2 and Term Financing No. 1.

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

The combined assets of the ACS Ireland VIEs as of March 31, 2012 are $468,996. The combined liabilities of the ACS Ireland VIEs, net of $96,016 Class E-1 Securities held by the Company, which is eliminated in consolidation, as of March 31, 2012 are $416,551.

ECA Term Financings

Aircastle, through various subsidiaries, each of which is owned by a charitable trust (such entities, collectively the “Air Knight VIEs”), entered into nine different twelve-year term loans, which are supported by guarantees from Compagnie Francaise d’ Assurance pour le Commerce Exterieur, (“COFACE”), the French government sponsored export credit agency (“ECA”). These loans provided for the financing for nine new Airbus Model A330-200 aircraft. In June 2011, we repaid one of these loans from the proceeds of the sale of the related aircraft. At March 31, 2012, Aircastle had eight outstanding term loans with guarantees from COFACE. We refer to these COFACE-supported financings as “ECA Term Financings.”

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

Aircastle Limited and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

March 31, 2012

The only assets that the Air Knight VIEs have on their books are financing leases that are eliminated in the consolidated financial statements and deferred financing costs. The related aircraft, with a net book value as of March 31, 2012 were $656,372, are included in our flight equipment held for lease. The consolidated debt outstanding of the Air Knight VIEs as of March 31, 2012 is $526,150.

Note 5. Securitizations and Term Debt Financings

The outstanding amounts of our secured and unsecured term debt financings were as follows:

	At December 31, 2011	At March 31, 2012
Debt Obligation	Outstanding Borrowings	Outstanding Borrowings	Interest Rate(1)	Final Stated Maturity(2)
Secured Debt Financings:
Securitization No. 1	$387,124	$374,073	0.51%	06/20/31
Securitization No. 2	891,452	866,428	0.50%	06/14/37
Term Financing No. 1(3)	595,076	583,138	2.00%	05/02/15
ECA Term Financings	536,107	526,150	2.65% to 3.96%	12/03/21 to 07/13/23
Bank Financings	126,000	122,712	4.22% to 4.57%	09/15/15 to 10/26/17

Total secured debt financings	2,535,759	2,472,501

Unsecured Debt Financings:
Senior Notes due 2018	450,757	450,729	9.75%	08/01/18
2010 Revolving Credit Facility	—	—	N/A	09/28/13

Total unsecured debt financings	450,757	450,729

Total secured and unsecured debt financings	$2,986,516	$2,923,230

(1)	Reflects floating rate in effect at the applicable reset date plus the margin except for the ECA Term Financings, Bank Financings and the Senior Notes due 2018, which are fixed rate.
(2)	Effective June 2011 for Securitization No. 1, all cash flows available after expenses and interest is applied to debt amortization. For Securitization No. 2 and Term Financing No. 1, all cash flows available after expenses and interest will be applied to debt amortization, if the debt is not refinanced by June 2012 and May 2013, respectively.
(3)	In April 2012, we used a portion of the net proceeds of the private placement of $500,000 aggregate principal amount of Senior Notes due 2017 and $300,000 aggregate principal amount of Senior Notes due 2020 to pay off Term Financing No. 1.

The following securitizations and term debt financing structures include liquidity facility commitments described in the table below:

		Available Liquidity
Facility	Liquidity Facility Provider	December 31, 2011	March 31, 2012	Unused Fee	Interest Rate on any Advances
Securitization No. 1	Crédit Agricole Corporate and Investment Bank	$42,000	$42,000	0.45%	1M Libor + 1.00%

Securitization No. 2	HSH Nordbank AG	66,859	65,000	0.50%	1M Libor + 0.75%

Term Financing No. 1	Crédit Agricole Corporate and Investment Bank(1)	11,902	11,663	0.60%	1M Libor + 1.20%

(1)	Facility was terminated in April 2012 upon repayment of Term Financing No. 1—(See Unsecured Debt Financings below).

Aircastle Limited and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

March 31, 2012

Unsecured Debt Financings:

Senior Notes due 2017 and Senior Notes due 2020

In April 2012, we closed an offering of $500,000 aggregate principal amount of 6.75% Senior Notes due 2017 (the “Senior Notes due 2017”) and $300,000 aggregate principal amount of 7.625% Senior Notes due 2020 (the “Senior Notes due 2020”). We used the net proceeds of the private placement to repay outstanding indebtedness under our Term Financing No. 1 and the termination of the associated interest rate derivatives, and for general corporate purposes, including the purchase of aviation assets.

As of March 31, 2012, we are in compliance with all applicable covenants in our financings.

Note 6. Dividends

The following table sets forth the quarterly dividends declared by our board of directors for the periods covered in this report:

Declaration Date	Dividend per Common Share	Aggregate Dividend Amount	Record Date	Payment Date

December 6, 2010	$0.100	$7,964	December 31, 2010	January 14, 2011
March 8, 2011	$0.100	7,857	March 31, 2011	April 15, 2011
June 27, 2011	$0.125	9,364	July 7, 2011	July 15, 2011
September 14, 2011	$0.125	9,035	September 30, 2011	October 14, 2011
November 7, 2011	$0.150	10,839	November 30, 2011	December 15, 2011
February 17, 2012	$0.150	10,865	February 29, 2012	March 15, 2012

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

	Three Months Ended March 31,
	2011	2012
Weighted-average shares:
Common shares outstanding	78,785,736	71,696,939
Restricted common shares	913,671	630,038

Total weighted-average shares	79,699,407	72,326,977

Percentage of weighted-average shares:
Common shares outstanding	98.85%	99.13%
Restricted common shares	1.15%	0.87%

Total	100.00%	100.00%

Aircastle Limited and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

March 31, 2012

The calculations of both basic and diluted earnings per share are as follows:

	$00,000,000	$00,000,000
	Three Months Ended March 31,
	2011	2012

Earnings per share – Basic:
Net income	$42,677	$32,602
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(489)	(284)

Earnings available to common shareholders – Basic	$42,188	$32,318

Weighted-average common shares outstanding – Basic	78,785,736	71,696,939

Earnings per common share – Basic	$0.54	$0.45

Earnings per share – Diluted:
Net income	$42,677	$32,602
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(489)	(284)

Earnings available to common shareholders – Diluted	$42,188	$32,318

Weighted-average common shares outstanding – Basic	78,785,736	71,696,939
Effect of dilutive shares	— (b)	— (b)

Weighted-average common shares outstanding – Diluted	78,785,736	71,696,939

Earnings per common share – Diluted	$0.54	$0.45

(a)	For the three months ended March 31, 2011 and 2012, distributed and undistributed earnings to restricted shares is 1.15% and 0.87%, respectively, of net income. The amount of restricted share forfeitures for all periods present is immaterial to the allocation of distributed and undistributed earnings.
(b)	For the three months ended March 31, 2011 and 2012, we have no dilutive shares.

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

The sources of income from continuing operations before income taxes for the three months ended March 31, 2011 and 2012 were as follows:

	$00,000,000	$00,000,000
	Three Months Ended March 31,
	2011	2012

U.S. operations	$434	$324
Non-U.S. operations	45,512	35,207

Total	$45,946	$35,531

Aircastle Limited and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

March 31, 2012

All of our aircraft-owning subsidiaries that are recognized as corporations for U.S. tax purposes are non-U.S. corporations. These non-U.S. subsidiaries generally earn income from sources outside the United States and typically are not subject to U.S. federal, state or local income taxes unless they operate within the U.S., in which case they may be subject to federal, state and local income taxes. We also have a U.S. based subsidiary which provides management services to our non-U.S. subsidiaries and is subject to U.S. federal, state and local income taxes.

Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income consisted of the following:

	Three Months Ended March 31,
	2011	2012
Notional U.S. federal income tax expense at the statutory rate	$16,081	$12,436
U.S. state and local income tax, net	24	24
Non-U.S. operations:
Bermuda	(11,996)	(8,632)
Ireland	(1,071)	(30)
Other	(522)	(920)
Non-deductible expenses in the U.S.	757	55
Other	(4)	(4)

Provision for income taxes	$ 3,269	$2,929

Note 9. Interest, Net

The following table shows the components of interest, net:

	Three Months Ended March 31,
	2011	2012
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$41,278	$44,969
Hedge ineffectiveness gains	(475)	(1,519)
Amortization of interest rate derivatives related to deferred losses	2,835	4,071
Amortization of deferred financing fees	3,528	2,716

Interest Expense	47,166	50,237
Less interest income	(161)	(171)
Less capitalized interest	(1,386)	(1,085)

Interest, net	$45,619	$48,981

Note 10. Commitments and Contingencies

On June 20, 2007, we entered into an acquisition agreement (the “Airbus A330 Agreement”), under which we agreed to acquire new A330 aircraft (the “New A330 Aircraft”), from Airbus S.A.S. (“Airbus”). As of March 31, 2012, we had one New A330 Aircraft remaining to be delivered. This new A330 Aircraft was delivered in April 2012.

At March 31, 2012, we had commitments to acquire, convert and/or modify aircraft including, where applicable, our estimate of adjustments for configuration changes, engine acquisition costs, contractual price escalations and other adjustments, net of amounts already paid, of $256,049, of which we expect to occur $233,509 in 2012 and $22,540 in 2013.

Aircastle Limited and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

March 31, 2012

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

We held the following interest rate derivatives as of March 31, 2012:

	Derivative Liabilities
Hedged Item	Current Notional Amount	Effective Date	Maturity Date	Future Maximum Notional Amount	Floating Rate	Fixed Rate		Balance Sheet Location	Fair Value
Interest rate derivatives designated as cash flow hedges:

Securitization No. 1	$362,507	Jun-06	Jun-16	$362,507	1M LIBOR + 0.27%	5.78%		Fair value of derivative liabilities	$56,945

Securitization No. 2(1)	929,725	Jun-07	Jun-12	929,725	1M LIBOR	5.25 to 5.36	% %	Fair value of derivative liabilities	9,065

Securitization No. 2(1)	—	Jun-12	Jun-17	645,543	1M LIBOR	1.26 to 1.28	% %	Fair value of derivative liabilities	6,509

Total interest rate derivatives designated as cash flow hedges	1,292,232			1,937,775					72,519

Interest rate derivatives not designated as cash flow hedges:

Term Financing No. 1(2)	528,309	Jun-08	May-13	528,309	1M LIBOR	4.04%		Fair value of derivative liabilities	19,026

Term Financing No. 1(2)	—	May-13	May-15	417,960	1M LIBOR	5.31%		Fair value of derivative liabilities	31,916

Total interest rate derivatives not designated as cash flow hedges	528,309			946,269					50,942

Total interest rate derivative liabilities	$1,820,541			$2,884,044					$123,461

(1)	The interest payments related to Securitization No. 2 are being hedged by two consecutive interest rate derivatives. When the first matures in June 2012, the next becomes effective.
(2)	The interest rate derivatives hedging the variable interest rate payments of Terming Financing No. 1 were de-designated as of March 30, 2012 when it became probable that the Term Financing No. 1 debt would be repaid from the net proceeds from the Senior Notes due 2017 and the Senior Notes due 2020. On April 4, 2012, upon the repayment of Term Financing No. 1, both interest rate derivatives were terminated resulting in a net deferred loss of $50,429 which will be amortized into interest expense using the interest rate method. The mark-to-market adjustment for the period from date of de-designation through the termination date will be charged to other income (expense) on our consolidated statement of income.

The weighted average interest pay rates of these derivatives at December 31, 2011 and March 31, 2012 were 5.04% and 5.03%, respectively.

For the three months ended March 31, 2012, the amount of loss reclassified from accumulated other comprehensive income (“OCI”) into interest expense related to net interest settlements on active interest rate derivatives was $20,822. The amount of loss expected to be reclassified from OCI into interest expense over the next 12 months related to net interest settlements on active interest rate derivatives is $31,336.

Aircastle Limited and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

March 31, 2012

Our interest rate derivatives involve counterparty credit risk. As of March 31, 2012, our interest rate derivatives are held with the following counterparties: JP Morgan Chase Bank NA, Citibank Canada NA, HSH Nordbank AG and Wells Fargo Bank NA. All of our counterparties or guarantors of these counterparties are considered investment grade (senior unsecured ratings of Baa2 or above) by Moody’s Investors Service. All are also considered investment grade (long-term foreign issuer ratings of A- or above) by Standard and Poor’s, except HSH Nordbank AG, which is not rated. We do not anticipate that any of these counterparties will fail to meet their obligations.

In addition to the derivative liability above, another component of the fair value of our interest rate derivatives is accrued interest. As of March 31, 2012, accrued interest payable included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheet was $4,035 related to interest rate derivatives designated as cash flow hedges and $1,116 related to the interest rate derivatives not designated as cash flow hedges.

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

Following is the effect of interest rate derivatives on the statement of financial performance for the three months ended March 31, 2012:

Effective Portion				Ineffective Portion
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (a)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (b)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative (c)
Interest rate derivatives	$(3,975)	Interest expense	$(24,529)	Interest expense	$587

(a)	This represents the change in fair market value of our interest rate derivatives since year end, net of taxes, offset by the amount of actual cash paid related to the net settlements of the interest rate derivatives for each of the three months ended March 31, 2012.
(b)	This represents the amount of actual cash paid, net of taxes, related to the net settlements of the interest rate derivatives for each of the three months ended March 31, 2012 plus any effective amortization of net deferred interest rate derivative losses.
(c)	This represents both realized and unrealized ineffectiveness incurred during the three months ended March 31, 2012.

Aircastle Limited and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

March 31, 2012

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain or (Loss) Recognized in Income On Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative

Interest rate derivatives	Other income (expense)	$(113)

On an ongoing basis, terminated interest rate derivative notionals are evaluated against debt forecasts. To the extent that interest payments are deemed remote to occur, deferred gains or losses are accelerated into interest expense as applicable. Due to the sale of certain aircraft in the second half of 2011 and the resulting repayment of ECA Term Financing debt, amortization of deferred losses was accelerated.

For the three months ended March 31, 2012, the amount of deferred net loss reclassified from OCI into interest expense related to our terminated interest rate derivatives was $4,071. The amount of deferred net loss expected to be reclassified from OCI into interest expense over the next 12 months related to our terminated interest rate derivatives is $34,538.

The following table summarizes amounts charged directly to the consolidated statement of income for the three months ended March 31, 2011 and 2012, respectively, related to our interest rate derivatives:

	December 31,	December 31,
	Three Months Ended March 31,
	2011	2012
Interest Expense:
Hedge ineffectiveness gains	$(475)	$(1,519)

Amortization:
Amortization of deferred losses	2,835	4,071

Total Amortization	2,835	4,071

Total charged to interest expense	$2,360	$2,552

Other Income (Expense):
Mark to market losses on undesignated interest rate derivatives	$(359)	$(113)

Total charged to other income (expense)	$(359)	$(113)

Note 12. Other Assets

The following table describes the principal components of other assets on our consolidated balance sheet as of:

	December 31,	December 31,
	December 31, 2011	March 31, 2012
Debt investments(1)	$—	$43,652
Deferred debt issuance costs, net of amortization of $55,173 and $57,917, respectively	35,960	33,486
Deferred federal income tax asset	22,036	22,149
Lease incentives and lease premiums, net of amortization of $19,294 and $21,368, respectively	20,490	16,722
Other assets	11,561	13,557

Total other assets	$90,047	$129,566

(1)	Represents a loan we acquired in March 2012 that is secured by a commercial jet aircraft that is classified as available for sale.

Aircastle Limited and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

March 31, 2012

Note 13. Accounts Payable, Accrued Expenses and Other Liabilities

The following table describes the principal components of accounts payable, accrued expenses and other liabilities recorded on our consolidated balance sheet as of:

	December 31, 2011	March 31, 2012
Accounts payable and accrued expenses	$ 34,931	$26,262
Deferred federal income tax liability	40,410	42,189
Accrued interest payable	27,849	16,710
Lease discounts, net of amortization of $30,830 and $31,411 respectively	2,242	1,835

Total accounts payable, accrued expenses and other liabilities	$105,432	$86,996

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks, uncertainties and assumptions. You should read the following discussion in conjunction with our historical consolidated financial statements and the notes thereto appearing elsewhere in this report. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those described under “Risk Factors” and included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”). Please see “Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995” for a discussion of the uncertainties, risks and assumptions associated with these statements. Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or US GAAP, and, unless otherwise indicated, the other financial information contained in this report has also been prepared in accordance with US GAAP. Unless otherwise indicated, all references to “dollars” and “$” in this report are to, and all monetary amounts in this report are presented in, U.S. dollars.

Certain items in this Quarterly Report on Form 10-Q (this “report”), and other information we provide from time to time, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not necessarily limited to, statements relating to our ability to acquire, sell, lease or finance aircraft, raise capital, pay dividends, and increase revenues, earnings, EBITDA and Adjusted Net Income and the global aviation industry and aircraft leasing sector. Words such as “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “may,” “will,” “would,” “could,” “should,” “seeks,” “estimates” and variations on these words and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements; Aircastle can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any forward-looking statements contained in this report. Factors that could have a material adverse effect on our operations and future prospects or that could cause actual results to differ materially from Aircastle expectations include, but are not limited to, significant capital markets disruption and volatility and the significant contraction in the availability of bank financing, which may adversely affect our continued ability to obtain additional capital to finance our working capital needs; volatility in the value of our aircraft or in appraisals thereof, which may, among other things, result in increased principal payments under our term financings and reduce our cash flow available for investment or dividends; general economic conditions and business conditions affecting demand for aircraft and lease rates; our continued ability to obtain favorable tax treatment in Bermuda, Ireland and other jurisdictions; our ability to pay dividends; high or volatile fuel prices, lack of access to capital, reduced load factors and/or reduced yields, operational disruptions or unavailability of capital caused by political unrest in North Africa, the Middle East or elsewhere, uncertainties in the Eurozone arising from the sovereign debt crisis and other factors affecting the creditworthiness of our airline customers and their ability to continue to perform their obligations under our leases; termination payments on our interest rate hedges; and other risks detailed from time to time in Aircastle’s filings with the SEC, including as previously disclosed in Aircastle’s 2011 Annual Report on Form 10-K, and elsewhere in this report. In addition, new risks and uncertainties emerge from time to time, and it is not possible for Aircastle to predict or assess the impact of every factor that may cause its actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this report. Aircastle Limited expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

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

OVERVIEW

We are a global company that acquires, leases, and sells high-utility commercial jet aircraft to customers throughout the world. High-utility aircraft are generally modern, operationally efficient jets with a large operator base and long useful lives. As of March 31, 2012, our aircraft portfolio consisted of 145 aircraft that were leased to 65 lessees located in 34 countries, and managed through our offices in the United States, Ireland and Singapore. Typically, our aircraft are subject to net operating leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs, although in a majority of cases, we are obligated to pay a portion of specified maintenance or modification costs. From time to time, we also make investments in other aviation assets, including debt investments secured by commercial jet aircraft. Our revenues and income from continuing operations for the three months ended March 31, 2012 were $164.9 million and $32.6 million, respectively.

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

For the first three months of 2012, air traffic data has continued to demonstrate improvement in the passenger markets while the air cargo markets shrank slightly. According to the International Air Transport Association, global passenger traffic increased by 7.4% while air cargo traffic, measured in freight ton kilometers, decreased 0.7% as compared to the same period in 2011. We believe that passenger and cargo traffic will likely increase as the global economic recovery continues, and that demand for high-utility aircraft will strengthen as a result. However, there are significant regional variations and airlines operating primarily in areas with slower economic growth, such as Europe, or with political instability, such as North Africa and the Middle East, may see more modest growth. Nonetheless, for the long-term basis, we believe the market will be driven, to a large extent, by expansion of emerging market economies and rising levels of per capita air travel in those markets.

We intend to pay quarterly dividends to our shareholders based on the company’s sustainable earnings levels; however, our ability to pay quarterly dividends will depend upon many factors, including those as previously disclosed in Aircastle’s 2011 Annual Report on Form 10-K. On February 17, 2012, our board of directors declared a regular quarterly dividend of $0.15 per common share, or an aggregate of $10.9 million, for the three months ended March 31, 2012, which was paid on March 15, 2012 to holders of record on February 29, 2012. This dividend may not be indicative of the amount of any future dividends.

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

2012 Lease Expirations and Lease Placements

Scheduled Lease expirations — placements. At the beginning of 2012, we had 17 aircraft with scheduled lease expirations in 2012 and have new leases, lease extension or sale commitments or letters of intent for seven of these aircraft, leaving us with ten such aircraft that we are marketing for lease or sale in 2012. Those ten aircraft represented 5% of our total net book value at March 31, 2012. We also have a lease commitment for one of the Boeing Model 747-400SF aircraft which was returned to us early by World Airways after its Chapter 11 filing under the U.S. Bankruptcy Code. We have reached an agreement with World Airways for a second Boeing Model 747-400SF aircraft to remain on lease to World Airways at a reduced lease rate, and for a shorter lease term. Finally, we are marketing two additional Boeing Model 737-700 aircraft that had scheduled lease expirations in the first quarter of 2013 but are now expected to be returned to us in the second quarter of 2012 following the insolvency of one of our customers, Cimber Sterling A/S in Denmark.

Aircraft acquisitions — placements. We took delivery of the final new A330 aircraft (the “New A330 Aircraft”) from Airbus S.A.S. (“Airbus”) in April 2012 and delivered this aircraft to Virgin Australia Airlines Pty Limited. We currently have no commitments to acquire off-lease aircraft in 2012.

2013-2016 Lease Expirations and Lease Placements

Scheduled lease expirations — placements. Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in the period 2013-2016 representing the percentage of our net book value of flight equipment held for lease at March 31, 2012 specified below:

•	2013: 22 aircraft, representing 8%;

•	2014: 31 aircraft, representing 15%;

•	2015: 17 aircraft, representing 7%; and

•	2016: 22 aircraft, representing 12%.

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

All of our aircraft-owning subsidiaries that are recognized as corporations for U.S. tax purposes are non-U.S. corporations. These non-U.S. subsidiaries generally earn income from sources outside the United States and typically are not subject to U.S. federal, state or local income taxes unless they operate within the U.S., in which case they may be subject to federal, state and local income taxes. We also have a U.S. based subsidiary which provides management services to our non-U.S. subsidiaries and is subject to U.S. federal, state and local income taxes. In addition, those subsidiaries that are resident in Ireland are subject to Irish tax.

Acquisitions and Disposals

Thus far in 2012, we have acquired three aircraft:

•	One New A330 Aircraft which we delivered to Virgin Australia Airlines Pty Limited in April 2012.

•	One on-lease Airbus Model A320-200 aircraft.

•	One on-lease Boeing Model 737-800 aircraft.

The purchase price for these aircraft acquisitions in 2012 totaled approximately $127.3 million.

We also have commitments to acquire five aircraft, including:

•	Three on-lease Boeing Model 737-800s aircraft;

•	One on-lease Boeing Model 747-400 BDSF aircraft; and

•	One on-lease Airbus Model A330-300 aircraft

During the first quarter of 2012, we sold one Boeing Model 737-400 aircraft and we have a commitment to sell a Boeing Model 737-300 aircraft at lease expiry, which we expect to occur in the third quarter of 2012.

The following table sets forth certain information with respect to the aircraft owned by us as of March 31, 2012:

AIRCASTLE AIRCRAFT INFORMATION (dollars in millions)

Owned Aircraft as of March 31, 2012(1)

Flight Equipment Held for Lease	$4,386
Number of Aircraft	145
Number of Lessees	65
Number of Countries	34
Weighted Average Age – Passenger (years)(2)	11.5
Weighted Average Age – Freighter (years)(2)	10.3
Weighted Average Age – Combined (years)(2)	11.1
Weighted Average Remaining Passenger Lease Term (years)(3)	4.0
Weighted Average Remaining Cargo Lease Term (years)(3)	5.9
Weighted Average Remaining Combined Lease Term (years)(3)	4.7
Weighted Average Fleet Utilization during the First Quarter 2012(4)	99%
Portfolio Yield for the First Quarter 2012(5)	14%

(1)	Calculated using net book value as of March 31, 2012.
(2)	Weighted average age (years) by net book value.
(3)	Weighted average remaining lease term (years) by net book value.
(4)	Aircraft on-lease days as a percent of total days in period weighted by net book value, excluding aircraft in freighter conversion.
(5)	Lease rental revenue for the period as a percent of the average net book value of flight equipment held for lease for the period; quarterly information is annualized.

Our owned aircraft portfolio as March 31, 2012 is listed in Exhibit 99.1 to this report.

Of our owned aircraft portfolio as of March 31, 2012, $3.7 billion, representing 116 aircraft and 83% of the net book value of our aircraft, was encumbered by secured debt financings, and $0.7 billion, representing 29 aircraft and 17% of the net book value of our aircraft, was unencumbered by secured debt financings.

In April 2012, we repaid the outstanding indebtedness under our Term Financing No. 1 with the proceeds from an offering of our unsecured Senior Notes due 2017 and Senior Notes due 2020. Repayment of our Term Financing No. 1 unencumbered 27 aircraft with a net book value of approximately $962.7 million.

Total pro-forma unencumbered aircraft following the repayment of Term Financing No. 1 was 56 aircraft representing $1.7 billion and 39% of net book value of our aircraft at March 31, 2012.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of March 31, 2012
	Number of Aircraft	% of Net Book Value

Aircraft Type
Passenger:
Narrowbody	88	37%
Midbody	29	27%
Widebody	3	5%

Total Passenger	120	69%
Freighter	25	31%

Total	145	100%

Manufacturer
Boeing	91	57%
Airbus	54	43%

Total	145	100%

Regional Diversification
Europe	67	41%
Asia	39	27%
North America	16	9%
Latin America	11	6%
Middle East and Africa	8	14%
Off-lease(1)	4	3%

Total	145	100%

(1)	Includes one Boeing Model 747-400 aircraft being converted from passenger to freighter configuration, which was delivered to a customer in North America in April 2012, one Boeing Model 747-400 BDSF aircraft for which we have a commitment to lease to a customer in North America, one Boeing Model 737-700 aircraft and one Boeing Model 747-400 aircraft.

Our largest customer represents less than 8% of the net book value of flight equipment held for lease at March 31, 2012. Our top 15 customers for aircraft we owned at March 31, 2012, representing 70 aircraft and 61% of the net book value of flight equipment held for lease, are as follows:

Percent of Net Book Value	Customer	Country	Number of Aircraft
Greater than 6% per customer	South African Airways	South Africa	4
	Hainan Airlines Company	China	9

3% to 6% per customer	Emirates	United Arab Emirates	2
	US Airways	USA	11
	Martinair(1)	Netherlands	5
	SriLankan Airlines	Sri Lanka	5
	Airbridge Cargo(2)	Russia	2
	Iberia Airlines	Spain	6
	GOL (3)	Brazil	7

Less than 3% per customer	Cathay Pacific	Hong Kong	1
	China Eastern Airlines(4)	China	6
	KLM (1)	Netherlands	1
	Orenburg Airlines	Russia	4
	Icelandair(5)	Iceland	5
	Malaysia Airlines	Malaysia	2

(1)	Martinair is a wholly owned subsidiary of KLM. If combined with KLM, the two, together with two other affiliated customers, represent 9% of flight equipment held for lease.
(2)	Guaranteed by Volga-Dnepr.
(3)	GOL has guaranteed the obligations of an affiliate, VRG Linhas Aereas, and accordingly, the two are shown combined in the above table.
(4)	Does not include the aircraft leased by Shanghai Airlines and China Cargo Airlines, which are wholly owned subsidiaries of China Eastern Airlines. Although China Eastern Airlines does not guarantee the obligations of these subsidiaries under their relevant leases, if combined, the three customers represent 5% of flight equipment held for lease.
(5)	Icelandair Group hf, the parent company of Icelandair, has guaranteed the obligations of an affiliate, SmartLynx, and accordingly, the two are shown combined in the above table.

Finance

Historically, our debt financing arrangements typically have been secured by aircraft and related operating leases, and in the case of our securitizations and pooled aircraft term financings, the financing parties have limited recourse to Aircastle Limited. While such financings have historically been available on reasonable terms given the loan to value profile we have pursued, current market conditions continue to limit the availability of both debt and equity capital. Though financing market conditions have recovered recently and we expect them to continue to improve in time, current market conditions remain difficult with respect to financing mid-age, current technology aircraft. In April 2012, we closed an offering of $500.0 million aggregate principal amount of 6.75% Senior Notes due 2017 (the “Senior Notes due 2017”) and $300.0 million aggregate principal amount of 7.625% Senior Notes due 2020 (the “Senior Notes due 2020”). We used the net proceeds of the private placement to repay outstanding indebtedness under our Term Financing No. 1 and the termination of the associated interest rate derivatives, and for general corporate purposes, including the purchase of aviation assets. During the near-term, we intend to focus our efforts on investment opportunities that are attractive on an unleveraged basis, that tap commercial financial capacity where it is accessible on reasonable terms or for which debt financing that benefits from government guarantees either from the ECAs or from EXIM is available.

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

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2011 to the three months ended March 31, 2012:

	Three Months Ended March 31,
	2011	2012
	(Dollars in thousands)

Revenues:
Lease rental revenue	$141,116	$152,242
Amortization of net lease premiums, discounts and lease incentives	(3,102)	(1,598)
Maintenance revenue	16,844	12,647

Total lease rentals	154,858	163,291
Other revenue	3,056	1,624

Total revenues	157,914	164,915

Expenses:
Depreciation	59,591	64,514
Interest, net	45,619	48,981
Selling, general and administrative	12,531	13,198
Maintenance and other costs	3,530	2,774

Total operating expenses	121,271	129,467

Other income (expense):
Gain on sale of flight equipment	9,662	196
Other income (expense)	(359)	(113)

Total other income (expense)	9,303	83

Income from continuing operations before income taxes	45,946	35,531
Income tax provision	3,269	2,929

Net income	$42,677	$32,602

Revenues:

Total revenues increased by 4.4%, or $7.0 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, primarily as a result of the following:

Lease rental revenue. The increase in lease rental revenue of $11.1 million for the three months ended March 31, 2012 as compared to the same period in 2011 was primarily the result of:

•	$26.1 million of revenue reflecting the full quarter impact of five new aircraft and 13 used aircraft purchased in 2011, and two used aircraft purchased in 2012.

This increase was offset partially by a decrease in lease rental revenue of:

•	$9.0 million due to aircraft sales and disposals;

•	$1.1 million from the effect of lease terminations and other changes; and

•	$4.9 million due to lease extensions and transitions at lower rentals.

Amortization of net lease premiums, discounts and lease incentives.

	Three Months Ended March 31,
	2011	2012
	(Dollars in thousands)
Amortization of lease discounts	$596	$581
Amortization of lease premiums	(76)	(1,242)
Amortization of lease incentives	(3,622)	(937)

Amortization of net lease discounts and lease incentives	$(3,102)	$(1,598)

As more fully described above under “Revenues”, lease incentives represent our estimated portion of the lessee’s cost for heavy maintenance, overhaul or replacement of certain high-value components which is amortized over the life of the related lease. As we enter into new leases, the amortization of lease incentives generally increases and conversely if a related lease terminates, the related unused lease incentive liability will reduce the amortization of lease incentives. The increase in amortization of lease premiums of $1.2 million for the three months ended March 31, 2012 as compared to the same period in 2011 primarily resulted from additional amortization on four aircraft purchased during the second half of 2011. The decrease in amortization of lease incentives of $2.7 million resulted from two unscheduled lease terminations and one scheduled lease termination in the first quarter of 2012.

Maintenance revenue.

	Three Months Ended March 31,
	2011		2012
	Dollars (in thousands)	Number of Leases	Dollars (in thousands)	Number of Leases

Unscheduled lease terminations	$13,032	5	$9,859	2
Scheduled lease terminations	3,812	2	2,788	1

Maintenance revenue	$16,844	7	$12,647	3

Unscheduled lease terminations. For the three months ended March 31, 2011, we recorded maintenance revenue in the amount of $13.0 million from unscheduled lease terminations associated with five aircraft. Comparatively, for the same period in 2012, we recorded maintenance revenue totaling $9.9 million from unscheduled lease terminations primarily associated with two aircraft returned in 2012.

Scheduled lease terminations. For the three months ended March 31, 2011, we recorded maintenance revenue from scheduled lease terminations totaling $3.8 million associated with two aircraft. Comparatively, for the same period in 2012, we recorded $2.8 million, primarily associated with maintenance revenue from one scheduled lease termination.

Other revenue. For the three months ended March 31, 2011, other revenue was $3.1 million which was primarily due to additional fees paid by lessees in connection with early termination of four leases. For the three months ended March 31, 2012, other revenue was $1.6 million which was primarily due to additional fees paid by lessees in connection with the early termination of two leases.

Operating Expenses:

Total operating expenses increased by 6.8%, or $8.2 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 primarily as a result of the following:

Depreciation expense increased by 8.3%, or $4.9 million for the three months ended March 31, 2012 over the same period in 2010. The net increase is primarily the result of:

•	$7.7 million increase in depreciation for aircraft acquired; and

•	$1.2 million increase in depreciation for capitalized aircraft improvements.

These increases were offset partially by:

•	a $3.6 million decrease in depreciation for aircraft sold.

Interest, net consisted of the following:

	Three Months Ended March 31,
	2011	2012
	(Dollars in thousands)

Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$41,278	$44,969
Hedge ineffectiveness gains	(475)	(1,519)
Amortization of interest rate derivatives related to deferred losses	2,835	4,071
Amortization of deferred financing fees and notes discount	3,528	2,716

Interest Expense	47,166	50,237
Less interest income	(161)	(171)
Less capitalized interest	(1,386)	(1,085)

Interest, net	$45,619	$48,981

Interest, net increased by $3.4 million, or 7.4%, over the three months ended March 31, 2011. The net increase is primarily a result of:

•

a $3.7 million increase in interest expense on our borrowings primarily due to a higher weighted average debt balance ($2.95 billion for the three months ended March 31, 2012 as compared to $2.71 billion for the three months ended March 31, 2011); and

•	a $1.2 million increase in the amortization of deferred losses.

These increases were offset partially by:

•	a $1.0 million decrease resulting from changes in measured hedge ineffectiveness due primarily to changes in our debt forecast.

Selling, general and administrative expenses for the three months ended March 31, 2012 increased slightly over the same period in 2011. Non-cash share based expense was $1.9 million and $1.2 million for the three months ended March 31, 2011 and 2012, respectively.

Maintenance and other costs were $2.8 million for the three months ended March 31, 2012, a decrease of $0.8 million over the same period in 2011. The net decrease is primarily due to a decrease in aircraft maintenance and other transitions costs primarily relating to unscheduled lease terminations for four aircraft returned to us in the first quarter of 2011.

Other income (expense):

Total other income for the three months ended March 31, 2012 was $83 thousand as compared to $9.3 million for the same period in 2011. The decrease is a result of a $9.5 million decrease due to the gain on the sale of aircraft recorded in the three months ended March 31, 2011 as compared to the same period in 2012.

Income Tax Provision

Our provision for income taxes for the three months ended March 31, 2011 and 2012 was $3.3 million and $2.9 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland and the United States. The decrease in our income tax provision of approximately $0.3 million for the three months ended March 31, 2012 as compared to the same period in 2011 was attributable to a decrease in operating income subject to tax in the U.S. and Ireland.

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

Other comprehensive income:

	Three Months Ended March 31,
	2011	2012
	(Dollars in thousands)
Net income	$42,677	$32,602
Net change in fair value of derivatives, net of tax expense of $400 and $289, respectively	23,468	16,483
Derivative loss reclassified into earnings	2,835	4,071

Total comprehensive income	$68,980	$53,156

Other comprehensive income was $53.2 million for the three months ended March 31, 2012, a decrease of $15.8 million from the $69.0 million of other comprehensive income for the three months ended March 31, 2011. Other comprehensive income for the three months ended March 31, 2012 primarily consisted of:

•	$32.6 million of net income;

•

$16.5 million gain from a change in fair value of interest rate derivatives, net of taxes which is due primarily to net settlements for the three months ended March 31, 2011 partially offset by a slight downward shift in the one-month LIBOR forward curve; and

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

For the three months ended March 31, 2012, the amount of deferred net loss reclassified from OCI into interest expense related to our terminated interest rate derivatives was $4,071. The amount of deferred net loss expected to be reclassified from OCI into interest expense over the next 12 months related to our terminated interest rate derivatives is $34,538. See “Liquidity and Capital Resources — Hedging” below for more information on deferred net losses as related to terminated interest rate derivatives.

Recoverability Assessment

At March 31, 2012, we had a total of 27 aircraft with a total net book value of $382.0 million (accounting for 8.7% of the total net book value of our flight equipment held for lease), that we consider more susceptible to failing our recoverability assessment. The recoverability in the value of these aircraft is more sensitive to changes in contractual cash flows, future cash flow estimates and aircraft residual or scrap values. These aircraft fall primarily into a few categories as shown in the table below:

Aircraft Type	Number of Aircraft	Percent of Net Book Value

A319-100	5	2.1%
A320-200/737-300/737-400	12	2.2%
767-300ER	8	3.5%
Other (757-200/MD-11F)	2	0.9%

RECENT UNADOPTED ACCOUNTING PRONOUNCEMENTS

In August 2010, the Financial Accounting Standards Board (“FASB”) issued an exposure draft, “Leases” (the “Lease ED”), which would replace the existing guidance in the Accounting Standards Codification (“ASC”) 840 (“ASC 840”), Leases. Under the Lease ED, a lessor would be required to adopt a right-of-use model where the lessor would apply one of two approaches to each lease based on whether the lessor retains exposure to significant risks or benefits associated with the underlying asset. In July 2011, the FASB tentatively decided on a new model for lessor accounting that would require a single approach for all leases, with a few exceptions. Under the new model, a lease receivable would be recognized for the lessor’s right to receive lease payments, a portion of the carrying amount of the underlying asset would be allocated between the right of use granted to the lessee and the lessor’s residual value and profit or loss would only be recognized at commencement if it is reasonably assured. Even though the FASB has not completed all of its deliberations, the decisions made to date were sufficiently different from those published in the Lease ED issued in August 2010. As a result, the FASB decided to re-expose the ED in the second half of 2012. We anticipate that the final standard may have an effective date no earlier than 2016. When and if the proposed guidance becomes effective, it may have a significant impact on the Company’s consolidated financial statements. Although we believe the presentation of our financial statements, and those of our lessees could change, we do not believe the accounting pronouncement will change the fundamental economic reasons for which the airlines lease aircraft. Therefore, we do not believe it will have a material impact on our business.

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

In April 2012, we closed an offering of $500.0 million aggregate principal amount of Senior Notes due 2017 and $300.0 million aggregate principal amount of Senior Notes due 2020. Both the Senior Notes due 2017 and the Senior Notes due 2020 were priced at par. We used the net proceeds of the private placement to repay outstanding indebtedness under our Term Financing No. 1 and the termination of the associated interest rate derivatives, and for general corporate purposes, including the purchase of aviation assets.

Under the terms of Securitization No. 2, effective June 8, 2012 all cash flows available after expenses and interest will be applied to debt amortization. We expect that debt amortization payments, excluding repayments from asset sales, over the next twelve months will be approximately $108.6 million, excluding debt repayments from asset sales of $1.8 million, compared to $41.1 million, excluding debt repayments from asset sales of $36.0 million, made over the twelve months ended March 31, 2012. Further, for this financing, we recently entered into a forward starting interest rate derivative arrangement to hedge approximately 75% of the expected future debt balance beginning in June 2012 at an average swap rate of 1.27%, which is approximately 400 basis points lower than the existing interest rate derivative which expires in June 2012.

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

As of March 31, 2012, we are in compliance with all applicable covenants in our financings.

We believe that cash on hand, funds generated from operations, maintenance payments received from lessees, and proceeds from any future contracted aircraft sales will be sufficient to satisfy our liquidity and capital resource needs over the next twelve months. Our liquidity and capital resource needs include payments due under our other aircraft purchase commitments, required principal and interest payments under our long-term debt facilities, expected capital expenditures, lessee maintenance payment draws and lease incentive payments over the next twelve months.

In April 2012, we repaid the outstanding indebtedness under our Term Financing No. 1. Repayment of our Term Financing No. 1 unencumbered 27 aircraft with a net book value of approximately $962.7 million. In addition, our lease rental exit run rate for unencumbered aircraft would be $238 million, and the ratio of our unencumbered assets to unsecured debt would be 173%. We believe the cash flow contribution for this asset base, together with the cash flow contribution from our delivered New A330 Aircraft, will provide sufficient amounts of cash flow to meet our liquidity needs and near-term growth objectives.

Cash Flows

	Three Months Ended March 31,
	2011	2012
	(Dollars in thousands)

Net cash flow provided by operating activities	$63,507	$72,966
Net cash flow used in investing activities	(71,840)	(70,371)
Net cash flow provided by (used in) financing activities	8,651	(41,447)

Operating Activities:

Cash flow from operations was $63.5 million and $73.0 million for the three months ended March 31, 2011 and March 31, 2012, respectively. The increase in cash flow from operations of approximately $9.5 million for the three months ended March 31, 2012 versus the same period in 2011 was primarily a result of:

•	$15.7 million increase in cash from lease rentals.

This increase was offset partially by:

•	an $8.3 million increase in cash paid for interest.

Investing Activities:

Cash used in investing activities was $71.8 million and $70.4 million for the three months ended March 31, 2011 and March 31, 2012, respectively. The decrease in cash flow used in investing activities of $1.5 million for the three months ended March 31, 2012 versus the same period in 2011, was primarily a result of:

•	a $62.0 million decrease in the acquisition and improvement of flight equipment;

•	a $35.8 million increase in restricted cash and cash equivalents related to sale of flight equipment; and

•	a $20.1 million decrease in aircraft purchase deposits under our Airbus A330 Agreement.

These decreases were offset partially by:

•	$72.7 million in lower proceeds from the sale of flight equipment; and

•	$43.6 million for the purchase of a debt investment in 2012.

Financing Activities:

Cash provided by financing activities was $8.7 million for the three months ended March 31, 2011 as compared to a net use of cash of $41.4 million for the three months ended March 31, 2012. The net increase in cash flow used in financing activities of $50.1 million for the three months ended March 31, 2012 versus the same period in 2011 was a result of:

•	$157.2 million of lower proceeds from term debt financings;

•	$2.9 million of higher dividend payments; and

•	$1.2 million of lower security deposits received net of security deposits returned.

The outflows were offset partially by:

•	$53.1 million of lower financing repayments on our securitizations and term debt financings;

•	$25.0 million of higher restricted cash and cash equivalents related to security deposits and maintenance payments;

•	$14.9 million lower repurchases of our common shares;

•	$11.1 million of higher maintenance deposits received net of maintenance deposits returned; and

•	$7.1 million in lower deferred financing costs.

Debt Obligations

The following table provides a summary of our secured and unsecured debt financings at March 31, 2012:

Debt Obligation	Collateral	Outstanding Borrowing	Number of Aircraft	Interest Rate(1)	Final Stated Maturity(2)
	(Dollars in thousands)
Secured Debt Financings:
Securitization No. 1	Interests in aircraft leases, beneficial interests in aircraft owning/leasing entities and related interests	$374,073	32	0.51%	06/20/31
Securitization No. 2	Interests in aircraft leases, beneficial interests in aircraft owning/leasing entities and related interests	866,428	46	0.50%	06/14/37
Term Financing No. 1(3)	Interests in aircraft leases, beneficial interests in aircraft owning/leasing entities and related interests	583,138	27	2.00%	05/02/15
ECA Term Financings	Interests in aircraft, aircraft leases, beneficial interests in aircraft owning/leasing entities and related interests	526,150	8	2.65% to 3.96%	12/03/21 to 07/13/23
Bank Financings	Interests in aircraft, aircraft leases, beneficial interests in aircraft owning/leasing entities and related interests	122,712	3	4.22% to 4.57%	09/15/15 to 10/26/17

Total secured debt financings		2,472,501

Unsecured Debt Financings:
Senior Notes due 2018	None	450,729	—	9.75%	08/01/18
2010 Revolving Credit Facility	None	—	—	N/A	09/28/13

Total unsecured debt financings		450,729

Total secured and unsecured debt financings		$2,923,230

(1)	Reflects floating rate in effect at the most recent applicable reset date plus the margin, except for the ECA Term Financings, Bank Financings and the Senior Notes due 2018, which are fixed rate.
(2)	Effective June 2011 for Securitization No. 1, all cash flows available after expenses and interest is applied to debt amortization. For Securitization No. 2 and Term Financing No. 1, all cash flows available after expenses and interest will be applied to debt amortization, if the debt is not refinanced by June 2012 and May 2013, respectively.
(3)	In April 2012, we used a portion of the net proceeds of the private placement of $500.0 million aggregate principal amount of Senior Notes due 2017 and $300.0 million aggregate principal amount of Senior Notes due 2020 to pay off Term Financing No. 1.

The following securitizations and term debt financing structures include liquidity facility commitments described in the table below:

		Available Liquidity
Facility	Liquidity Facility Provider	December 31, 2011	March 31, 2012	Unused Fee	Interest Rate on any Advances
		(Dollars in thousands)
Securitization No. 1	Crédit Agricole Corporate and Investment Bank	$42,000	$42,000	0.45%	1M Libor + 1.00%
Securitization No. 2	HSH Nordbank AG	66,859	65,000	0.50%	1M Libor + 0.75%
Term Financing No. 1	Crédit Agricole Corporate and Investment Bank(1)	11,902	11,663	0.60%	1M Libor + 1.20%

(1)	Facility was terminated in April 2012 upon repayment of Term Financing No. 1 — (See Unsecured Debt Financings below).

Unsecured Debt Financings:

Senior Notes due 2017 and Senior Notes due 2020

In April 2012, we closed an offering of $500.0 million aggregate principal amount of Senior Notes due 2017 and $300.0 million aggregate principal amount of Senior Notes due 2020. Both the Senior Notes due 2017 and the Senior Notes due 2020 were priced at par. We used the net proceeds of the private placement to repay outstanding indebtedness under our Term Financing No. 1 and the termination of the associated interest rate derivative, and for general corporate purposes, including the purchase of aviation assets.

Contractual Obligations

Our contractual obligations consist of principal and interest payments on variable and fixed rate liabilities, interest payments on interest rate derivatives, other aircraft acquisition and conversion agreements and rent payments pursuant to our office leases. Total contractual obligations increased from $3.75 billion at December 31, 2011 to approximately $3.90 billion at March 31, 2012 due primarily to:

•	an increase in borrowings as a result of a commitment on an ECA loan for the purchase of a New A330 aircraft purchased on April 5, 2012;

•	an increase in purchase obligations for the purchase of aircraft; and

•	an increase in the commitment for office leases as a result of a ten-year lease extension for the office space in Stamford, Connecticut signed in January 2012.

These increases were partially offset by:

•	principal and interest payments made under our securitizations, term financings and our ECA term financings.

The following table presents our actual contractual obligations and their payment due dates as of March 31, 2012.

	Payments Due By Period as of March 31, 2012
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Principal payments:
Senior Notes due 2018	$450,000	$—	$—	$—	$450,000
Securitization No. 1(1)	374,073	57,984	114,005	132,522	69,562
Securitization No. 2(2)	866,428	110,411	283,558	275,283	197,176
Term Financing No. 1(3)	583,138	47,750	166,214	369,174	—
ECA Term Financings(4)	603,250	44,525	96,383	103,172	359,170
Bank Financings(5)	122,712	13,337	27,631	26,744	55,000

Total principal payments	2,999,601	274,007	687,791	906,895	1,130,908

Interest payments:
Interest payments on debt obligations(6)	482,324	86,087	159,215	127,886	109,136
Interest payments on interest rate derivatives(7)	152,862	54,740	72,873	24,935	314

Total interest payments	635,186	140,827	232,088	152,821	109,450

Office leases(8)	8,510	885	1,607	1,569	4,449
Purchase obligations(9)	256,049	256,049	—	—	—

Total	$3,899,346	$671,768	$921,486	$1,061,285	$1,244,807

(1)	Estimated principal payments for this non-recourse financing are based on excess cash flows available from forecasted lease rentals, net maintenance funding and proceeds from asset disposition after the payment of forecasted operating expenses and interest payments, including interest payments on existing interest rate derivative agreements and policy provider fees.
(2)	For this non-recourse financing, includes principal payments based on amortization schedules so that the loan to assumed aircraft values are held constant through the June 2012 payment date; thereafter, estimated principal payments for this financing are based on excess cash flows available from forecasted lease rentals, net maintenance funding and proceeds from asset disposition after the payment of forecasted operating expenses and interest payments, including interest payments on existing interest rate derivative agreements and policy provider fees. Payments due in less than one year include repayments of $1.9 million related to contracted sales of one aircraft in 2012.
(3)	Includes scheduled principal payments through May 2013, after which all excess cash flow is required to reduce the principal balances of the indebtedness until maturity in May 2015. In April 2012, we used a portion of the net proceeds of the private placement of $500.0 million aggregate principal amount of 6.75% Senior Notes due 2017 and $300.0 million aggregate principal amount of 7.625% Senior Notes due 2020 to pay off Term Financing No. 1.
(4)	Includes scheduled principal payments based upon fixed rate, 12-year, fully amortizing loans, including one New A330 Aircraft we acquired on April 5, 2012.
(5)	Includes principal payments based upon individual loan amortization schedules.
(6)	Future interest payments on variable rate, LIBOR-based debt obligations are estimated using the interest rate in effect at March 31, 2012.
(7)	Future interest payments on derivative financial instruments are estimated using the spread between the floating interest rates and the fixed interest rates in effect at March 31, 2012.
(8)	Represents contractual payment obligations for our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.
(9)	At March 31, 2012, we had aircraft purchase agreements and freighter conversion agreements, including the acquisition of one New A330 Aircraft from Airbus.

The following table presents our contractual obligations and their payment due dates as of March 31, 2012 pro-forma for the issuance of our $500.0 million aggregate principal amount of Senior Notes due 2017 and $300.0 million aggregate principal amount of Senior Notes due 2020, the repayment of our outstanding indebtedness under Term Financing No. 1 in April 2012 and the termination of the associated interest rate derivative on April 5, 2012.

	Payments Due By Period as of March 31, 2012
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Principal payments:
Senior Notes due 2017	$500,000	$—	$—	$—	$500,000
Senior Notes due 2018	450,000	—	—	—	450,000
Senior Notes due 2020	300,000	—	—	—	300,000
Securitization No. 1(1)	374,073	57,984	114,005	132,522	69,562
Securitization No. 2(2)	866,428	110,411	283,558	275,283	197,176
ECA Term Financings(3)	603,250	44,525	96,383	103,172	359,170
Bank Financings(4)	122,712	13,337	27,631	26,744	55,000

Total principal payments	3,216,463	226,257	521,577	537,721	1,930,908

Interest payments:
Interest payments on debt obligations(5)	802,350	102,544	253,834	239,898	206,074
Interest payments on interest rate derivatives(6)	100,033	35,177	41,525	23,017	314

Total interest payments	902,383	137,721	295,359	262,915	206,388

Office leases(7)	8,510	885	1,607	1,569	4,449
Purchase obligations(8)	256,049	256,049	—	—	—

Total	$4,383,405	$620,912	$818,543	$802,205	$2,141,745

(1)	Estimated principal payments for this non-recourse financing are based on excess cash flows available from forecasted lease rentals, net maintenance funding and proceeds from asset disposition after the payment of forecasted operating expenses and interest payments, including interest payments on existing interest rate derivative agreements and policy provider fees.
(2)	For this non-recourse financing, includes principal payments based on amortization schedules so that the loan to assumed aircraft values are held constant through the June 2012 payment date; thereafter, estimated principal payments for this financing are based on excess cash flows available from forecasted lease rentals, net maintenance funding and proceeds from asset disposition after the payment of forecasted operating expenses and interest payments, including interest payments on existing interest rate derivative agreements and policy provider fees. Payments due in less than one year include repayments of $1.9 million related to contracted sales of one aircraft in 2012.
(3)	Includes scheduled principal payments based upon fixed rate, 12-year, fully amortizing loans, including one aircraft we acquired on April 5, 2012.
(4)	Includes principal payments based upon individual loan amortization schedules.
(5)	Future interest payments on variable rate, LIBOR-based debt obligations are estimated using the interest rate in effect at March 31, 2012.
(6)	Future interest payments on derivative financial instruments are estimated using the spread between the floating interest rates and the fixed interest rates in effect at March 31, 2012.
(7)	Represents contractual payment obligations for our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.
(8)	At March 31, 2012, we had aircraft purchase agreements and freighter conversion agreements, including the acquisition of one New A330 Aircraft from Airbus.

Capital Expenditures

We make capital expenditures from time to time in connection with improvements made to our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the three months ended March 31, 2011 and 2012, we incurred a total of $9.8 million and $16.3 million, respectively, of capital expenditures (including lease incentives) related to the acquisition and improvement of aircraft.

As of March 31, 2012, the weighted average age (by net book value) of our aircraft was approximately 11.1 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Under our leases, the lessee is primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement. At March 31, 2012, we had $333.0 million of maintenance reserves as a liability on our balance sheet. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee. For the three months ended March 31, 2012, we received $30.3 million of maintenance payments and returned $22.0 million of maintenance payments.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2012.

Foreign Currency Risk and Foreign Operations

At March 31, 2012, all of our leases are payable to us in U.S. dollars. However, we incur Euro- and Singapore dollar-denominated expenses in connection with our subsidiary in Ireland and branch office in Singapore. For the three months ended March 31, 2012, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated approximately $2.6 million in U.S. dollar equivalents and represented approximately 19.7% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, it is likely that our international operations and our exposure to foreign currency risk will increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases we may enter into hedging transactions in the future to mitigate this risk. For the three months ended March 31, 2011 and 2012, we incurred insignificant net gains and losses on foreign currency transactions.

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

We held the following interest rate derivatives as of March 31, 2012:

	Derivative Liabilities
Hedged Item	Current Notional Amount	Effective Date	Maturity Date	Future Maximum Notional Amount	Floating Rate	Fixed Rate		Balance Sheet Location	Fair Value
	(Dollars in thousands)
Interest rate derivatives designated as cash flow hedges:

Securitization No. 1	$362,507	Jun-06	Jun-16	$362,507	1M LIBOR + 0.27%	5.78%		Fair value of derivative liabilities	$56,945

Securitization No. 2(1)	929,725	Jun-07	Jun-12	929,725	1M LIBOR	5.25 to 5.36	% %	Fair value of derivative liabilities	9,065

Securitization No. 2(1)	—	Jun-12	Jun-17	645,543	1M LIBOR	1.26 to 1.28	% %	Fair value of derivative liabilities	6,509

Total interest rate derivatives designated as cash flow hedges	1,292,232			1,937,775					72,519

Interest rate derivatives not designated as cash flow hedges:

Term Financing No. 1(2)	528,309	Jun-08	May-13	528,309	1M LIBOR	4.04%		Fair value of derivative liabilities	19,026

Term Financing No. 1(2)	—	May-13	May-15	417,960	1M LIBOR	5.31%		Fair value of derivative liabilities	31,916

Total interest rate derivatives not designated as cash flow hedges	528,309			946,269					50,942

Total interest rate derivative liabilities	$1,820,541			$2,884,044					$123,461

(1)	The interest payments related to Securitization No. 2 are being hedged by two consecutive interest rate derivatives. When the first matures in June 2012, the next becomes effective.
(2)	The interest rate derivatives hedging the variable interest rate payments of Terming Financing No. 1 were de-designated as of March 30, 2012 when it became probable that the Term Financing No. 1 debt would be repaid from the net proceeds from the Senior Notes due 2017 and the Senior Notes due 2020. On April 4, 2012, upon the repayment of Term Financing No. 1, both interest rate derivatives were terminated resulting in a net deferred loss of $50,429 which will be amortized into interest expense using the interest rate method. The mark-to-market adjustment for the period from date of de-designation through the termination date will be charged to other income (expense) on our consolidated statement of income.

The weighted average interest pay rates of these derivatives at December 31, 2011 and March 31, 2012 were 5.04%, and 5.03%, respectively.

For the three months ended March 31, 2012, the amount of loss reclassified from accumulated other comprehensive income (“OCI”) into interest expense related to net interest settlements on active interest rate derivatives was $20.8 million. The amount of loss expected to be reclassified from OCI into interest expense over the next 12 months related to net interest settlements on active interest rate derivatives is $31.3 million.

Our interest rate derivatives involve counterparty credit risk. As of March 31, 2012, our interest rate derivatives are held with the following counterparties: JP Morgan Chase Bank NA, Citibank Canada NA, HSH Nordbank AG and Wells Fargo Bank NA. All of our counterparties or guarantors of these counterparties are considered investment grade (senior unsecured ratings of Baa2 or above) by Moody’s Investors Service. All are also considered investment grade (long-term foreign issuer ratings of A- or above) by Standard and Poor’s, except HSH Nordbank AG, which is not rated. We do not anticipate that any of these counterparties will fail to meet their obligations.

In addition to the derivative liability above, another component of the fair value of our interest rate derivatives is accrued interest. As of March 31, 2012, accrued interest payable included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheet was $4.0 million related to interest rate derivatives designated as cash flow hedges and $1.6 million related to interest rate derivatives not designated as cash flow hedges.

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

On an ongoing basis, terminated interest rate derivative notionals are evaluated against debt forecasts. To the extent that interest payments are deemed remote to occur, deferred gains or losses are accelerated into interest expense as applicable. Due to the sale of certain aircraft in the second half of 2011 and the resulting repayment of ECA Term Financing debt, amortization of deferred losses was accelerated.

The following table summarizes the deferred (gains) and losses and related amortization into interest expense for our terminated interest rate derivative contracts for the three months ended March 31, 2011 and 2012:

Hedged Item	Original Maximum Notional Amount	Effective Date	Maturity Date	Fixed Rate %	Termination Date	Deferred (Gain) or Loss Upon Termination	Unamortized Deferred (Gain) or Loss at March 31, 2012	Amount of Deferred (Gain) or Loss Amortized (including Accelerated Amortization) into Interest Expense for the Three Months Ended March 31,		Amount of Deferred (Gain) or Loss Expected to be Amortized over the Next Twelve Months
								2011	2012
	(Dollars in Thousands)

Securitization No. 2	500,000	Mar-06	Mar-11	5.07	Jun-07	$ (2,687)	$ —	$ (122)	$—	$ —

Securitization No. 2	200,000	Jan-07	Aug-12	5.06	Jun-07	(1,850)	(110)	(85)	(80)	(110)

Securitization No. 2	410,000	Feb-07	Apr-17	5.14	Jun-07	(3,119)	(1,222)	(82)	(87)	(332)

Term Financing No. 1	150,000	Jul-07	Dec-17	5.14	Mar-08	15,281	7,277	458	429	1,676

Term Financing No. 1	440,000	Jun-07	Feb-13	4.88	Partial – Mar-08 Full – Jun-08	26,281	3,925	1,334	1,230	3,925

Term Financing No. 1	248,000	Aug-07	May-13	5.33	Jun-08	9,888	1,685	418	385	1,487

Term Financing No. 1(1)	710,068	Jun-08	May-13	4.04	De-designated – Mar-12 Terminated – April-12	19,026	19,026	—	—	17,614

Term Financing No. 1(1)	491,718	May-13	May-15	5.31	De-designated – Mar-12 Terminated – April-12	31,403	31,403	—	—	—

Term Financing No. 2	360,000	Jan-08	Feb-19	5.16	Partial – Jun-08 Full – Oct-08	23,077	8,616	394	226	481

ECA Term Financing for New A330 Aircraft	231,000	Apr-10	Oct-15	5.17	Partial – Jun-08 Full – Dec-08	15,310	8,460	520	734	3,809

ECA Term Financing for New A330 Aircraft	238,000	Jan-11	Apr-16	5.23	Dec-08	19,430	12,959	—	965	3,684

ECA Term Financing for New A330 Aircraft	238,000	Jul-11	Sep-16	5.27	Dec-08	17,254	8,772	—	269	2,304

Total						$169,294	$100,791	$2,835	$4,071	$34,538

(1)	The interest rate derivatives hedging the variable interest rate payments of Terming Financing No. 1 were de-designated as of March 30, 2012 when it became probable that the Term Financing No. 1 debt would be repaid from the net proceeds from the Senior Notes due 2017 and the Senior Notes due 2020. On April 4, 2012, upon the repayment of Term Financing No. 1, both interest rate derivatives were terminated resulting in a net deferred loss of $50,429 which will be amortized into interest expense using the interest rate method. The mark-to-market adjustment for the period from date of de-designation through the termination date will be charged to other income (expense) on our consolidated statement of income.

For the three months ended March 31, 2012, the amount of deferred net loss reclassified from OCI into interest expense related to our terminated interest rate derivatives was $4.1 million. The amount of deferred net loss expected to be reclassified from OCI into interest expense over the next 12 months related to our terminated interest rate derivatives is $34.5 million.

The following table summarizes amounts charged directly to the consolidated statement of income for the three months ended March 31, 2011 and 2012, respectively, related to our interest rate derivatives:

	Three Months Ended March 31,
	2011	2012
	(Dollars in thousands)
Interest Expense:
Hedge ineffectiveness gains	$(475)	$(1,519)

Amortization:
Amortization of deferred losses	2,835	4,071

Total Amortization	2,835	4,071

Total charged to interest expense	$2,360	$2,552

Other Income (Expense):
Mark to market gains (losses) on undesignated interest rate derivatives	$(359)	$(113)

Total charged to other income (expense)	$(359)	$(113)

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

The table below shows the reconciliation of net income to EBITDA for the three months ended March 31, 2011 and 2012, respectively.

	78,785,736	78,785,736
	Three Months Ended March 31,
	2011	2012
	(Dollars in thousands)

Net income	$42,677	$32,602
Depreciation	59,591	64,514
Amortization of net lease discounts and lease incentives	3,102	1,598
Interest, net	45,619	48,981
Income tax provision	3,269	2,929

EBITDA	$154,258	$150,624

Management’s Use of Adjusted Net Income (“ANI”)

Beginning with this report for the quarter ended March 31, 2012, management, to be more consistent with reporting practices of peer aircraft leasing companies, has revised the calculation of ANI to no longer exclude gains (losses) on sales of assets, and to exclude non-cash share based payment expense in the calculation of ANI. Beginning with our Quarterly Report for the quarter ended June 30, 2012, we will also exclude Term Financing No. 1 hedge loss amortization charges which will be reported in Interest, net on our consolidated statement of income from the calculation of ANI. The calculation of ANI for the three months ended March 31, 2011 has been revised to be comparable with the current period presentation.

Management believes that ANI when viewed in conjunction with the Company’s results under US GAAP and the below reconciliation, provide useful information about operating and period-over-period performance, and provide additional information that is useful for evaluating the underlying operating performance of our business without regard to periodic reporting elements related to interest rate derivative accounting.

The table below shows the reconciliation of net income to ANI for the three months ended March 31, 2011 and 2012, respectively.

	78,785,736	78,785,736
	Three Months Ended March 31,
	2011	2012
	(Dollars in thousands)

Net income	$42,677	$32,602
Ineffective portion and termination of hedges(1)	(475)	(1,519)
Mark to market of interest rate derivative contracts(2)	359	113
Stock compensation expense(3)	1,895	1,176

Adjusted net income	$44,456	$32,372

(1)	Included in Interest, net.
(2)	Included in Other income (expense).
(3)	Included in Selling, general and administrative expenses.

	,78,785,736	,78,785,736
	Three Months Ended March 31,
Weighted-average shares:	2011	2012
Common shares outstanding	78,785,736	71,696,939
Restricted common shares	913,671	630,038

Total weighted-average shares	79,699,407	72,326,977

	00000000	00000000
	Three Months Ended March 31,
Percentage of weighted-average shares:	2011	2012
Common shares outstanding	98.85%	99.13%
Restricted common shares	1.15%	0.87%

Total	100.00%	100.00%

	Three Months Ended March 31,
	2011	2012

Weighted-average common shares outstanding – Basic and Diluted(b)	78,785,736	71,696,939

	Three Months Ended March 31,
	2011	2012
	(Dollars in thousands, except per share amounts)
Adjusted net income allocation:
Adjusted net income	$44,456	$32,372
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(510)	(282)

Adjusted net income allocable to common shares – Basic and Diluted	$43,946	$32,090

Adjusted net income per common share – Basic	$0.56	$0.45

Adjusted net income per common share – Diluted	$0.56	$0.45

(a)	For the three months ended March 31, 2011 and 2012, distributed and undistributed earnings to restricted shares is 1.15% and 0.87%, respectively, of net income. The amount of restricted share forfeitures for all periods present is immaterial to the allocation of distributed and undistributed earnings.
(b)	For the three months ended March 31, 2011 and 2012, we have no dilutive shares.

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

•	the cash portion of income tax (benefit) provision generally represents charges (gains), which may significantly affect our financial results;

•	elements of our interest rate derivative accounting may be used to evaluate the effectiveness of our hedging policy; and

•	non-cash share based payment expense.

EBITDA and ANI are not alternatives to net income, income from operations or cash flows provided by or used in operations as calculated and presented in accordance with US GAAP. You should not rely on these non-US GAAP measures as a substitute for any such US GAAP financial measure. We strongly urge you to review the reconciliations to US GAAP net income, along with our consolidated financial statements included elsewhere in this report. We also strongly urge you to not rely on any single financial measure to evaluate our business. In addition, because EBITDA and ANI are not measures of financial performance under US GAAP and are susceptible to varying calculations, EBITDA and ANI as presented in this report, may differ from and may not be comparable to, similarly titled measures used by other companies.

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

A hypothetical 100-basis point increase/decrease in our variable interest rates would increase/decrease the minimum contracted rentals on our portfolio as of March 31, 2012 by $0.5 million and $0.3 million, respectively, over the next twelve months. As of March 31, 2012, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $2.0 million and $1.0 million, respectively, net of amounts received from our interest rate derivatives, over the next twelve months.

Item 4.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2012. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not a party to any material legal or adverse regulatory proceedings.

Item 1A.	Risk Factors

There have been no material changes to the disclosure related to the risk factors described in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the first quarter of 2012, we purchased our common shares as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (b)
	(Dollars in thousands, except per share amounts)
January	148,468	(a)	$12.72	—	—
February	—		—	—	—
March	—		—	—	—

Total	148,468		$12.72	—	—

(a)	Our Compensation Committee approved the repurchase of common shares pursuant to an irrevocable election made under the Amended and Restated Aircastle Limited 2005 Equity and Incentive Plan, in satisfaction of minimum tax withholding obligations associated with the vesting of restricted common shares during the first quarter of 2012.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

3.1	Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-134669) filed on July 25, 2006).

3.2	Bye-laws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-134669) filed on July 25, 2006).

4.1	Specimen Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-134669) filed on July 25, 2006).

4.2	Amended and Restated Shareholders Agreement among Aircastle Limited and Fortress Investment Fund III LP, Fortress Investment Fund III (Fund B) LP, Fortress Investment Fund III (Fund C) LP, Fortress Investment Fund III (Fund D) L.P., Fortress Investment Fund III (Fund E) LP, Fortress Investment Fund III (Coinvestment Fund A) LP, Fortress Investment Fund III (Coinvestment Fund B) LP, Fortress Investment Fund III (Coinvestment Fund C) LP, Fortress Investment Fund III (Coinvestment Fund D) L.P., Drawbridge Special Opportunities Fund LP, Drawbridge Special Opportunities Fund Ltd. and Drawbridge Global Macro Master Fund Ltd. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-134669) filed on July 25, 2006).

4.3	Indenture, dated as of July 30, 2010, by and among Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the SEC on August 4, 2010).

4.4	First Supplemental Indenture, dated as of December 9, 2011, by and among Aircastle Limited and Wells Fargo Bank, National Association as trustee (incorporated by reference to Exhibit 4.1 to the company’s current report on Form 8-K filed with the SEC on December 12, 2011).

4.5	Indenture, dated as of April 4, 2012, by and among Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the SEC on April 4, 2012).

10.1	Separation Agreement, dated January 22, 2012, among Aircastle Advisor LLC and J. Robert Peart (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on January 23, 2012).

10.2	Registration Rights Agreement, dated as of April 4, 2012, by and among Aircastle Limited and Goldman, Sachs & Co., Citigroup Global Markets Inc. and J.P. Morgan Securities LLC as representatives of the several Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on April 4, 2012).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 Δ

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 Δ

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Δ

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Δ

99.1	Owned Aircraft Portfolio at March 31, 2012 Δ

Exhibit No.	Description of Exhibit

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and March 31, 2012, (ii) Consolidated Statements of Income for the three months ended March 31, 2011 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2011 and 2012, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2012, and (v) Notes to Unaudited Consolidated Financial Statements Δ*

Δ	Filed herewith.
*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 3, 2012

AIRCASTLE LIMITED
(Registrant)

By:	/s/ Aaron Dahlke
Aaron Dahlke
Chief Accounting Officer and Authorized Officer