Form 10-Q
period 2012-06-30
Aircastle LTD
filed 2012-08-03
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________
FORM 10-Q
 _______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File number 001-32959
_______________________________________________________________
 AIRCASTLE LIMITED
(Exact name of registrant as specified in its charter)
 _______________________________________________________________

Bermuda	98-0444035
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o Aircastle Advisor LLC 300 First Stamford Place, 5th Floor, Stamford, CT	06902
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code     (203) 504-1020
_______________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑
As of July 27, 2012, there were 72,249,408 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries
Form 10-Q

PART I. — FINANCIAL INFORMATION
Item 1.        Financial Statements
Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31, 2011	June 30, 2012
		(Unaudited)
ASSETS
Cash and cash equivalents	$295,522	$291,062
Accounts receivable	3,646	3,129
Restricted cash and cash equivalents	247,452	137,803
Restricted liquidity facility collateral	110,000	107,000
Flight equipment held for lease, net of accumulated depreciation of $981,932 and $1,094,244	4,387,986	4,604,493
Net investment in finance leases	—	90,024
Aircraft purchase deposits and progress payments	89,806	5,150
Other assets	90,047	162,876
Total assets	$5,224,459	$5,401,537

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings (including borrowings of ACS Ireland VIEs of $295,952 and $231,242, respectively)	$2,535,759	$1,924,435
Borrowings from unsecured financings	450,757	1,250,700
Accounts payable, accrued expenses and other liabilities	105,432	104,852
Lease rentals received in advance	46,105	48,061
Liquidity facility	110,000	107,000
Security deposits	83,037	82,032
Maintenance payments	347,122	349,125
Fair value of derivative liabilities	141,639	67,939
Total liabilities	3,819,851	3,934,144

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 250,000,000 shares authorized, 72,258,472 shares issued and outstanding at December 31, 2011; and 72,249,408 shares issued and outstanding at June 30, 2012	723	722
Additional paid-in capital	1,400,090	1,400,443
Retained earnings	191,476	218,690
Accumulated other comprehensive loss	(187,681)	(152,462)
Total shareholders’ equity	1,404,608	1,467,393
Total liabilities and shareholders’ equity	$5,224,459	$5,401,537
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Revenues:
Lease rental revenue	$143,355	$153,624	$284,471	$305,866
Amortization of lease premiums, discounts and lease incentives	(3,030)	2,044	(6,132)	446
Maintenance revenue	8,162	13,535	25,006	26,182
Total lease rentals	148,487	169,203	303,345	332,494
Other revenue	351	2,978	3,407	4,602
Total revenues	148,838	172,181	306,752	337,096

Expenses:
Depreciation	58,576	67,097	118,167	131,611
Interest, net	55,893	64,121	101,512	113,102
Selling, general and administrative (including non-cash share based payment expense of $1,178 and $929 for the three months ended, and $3,073 and $2,105 for the six months ended June 30, 2011 and 2012, respectively)	11,578	11,511	24,109	24,709
Impairment of Aircraft	5,200	10,111	5,200	10,111
Maintenance and other costs	3,369	5,243	6,899	8,017
Total expenses	134,616	158,083	255,887	287,550

Other income (expense):
Gain on sale of flight equipment	10,299	2,855	19,961	3,051
Other	323	717	(36)	604
Total other income (expense)	10,622	3,572	19,925	3,655

Income from continuing operations before income taxes	24,844	17,670	70,790	53,201
Income tax provision	1,535	1,346	4,804	4,275
Net income	$23,309	$16,324	$65,986	$48,926

Earnings per common share — Basic:
Net income per share	$0.30	$0.23	$0.84	$0.68

Earnings per common share — Diluted:
Net income per share	$0.30	$0.23	$0.84	$0.68

Dividends declared per share	$0.125	$0.150	$0.225	$0.300

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012

Net income	$23,309	$16,324	$65,986	$48,926
Other comprehensive income, net of tax:
Net change in fair value of derivatives, net of tax expense of $128 and $139 for the three months ended, and $528 and $428 for the six months ended June 30, 2011 and 2012, respectively	578	5,799	24,046	22,282
Net derivative loss reclassified into earnings	5,391	8,866	8,226	12,937
Other comprehensive income	5,969	14,665	32,272	35,219
Total comprehensive income	$29,278	$30,989	$98,258	$84,145

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2012
Cash flows from operating activities:
Net income	$65,986	$48,926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	118,167	131,611
Amortization of deferred financing costs	9,417	7,691
Amortization of net lease discounts and lease incentives	6,132	(446)
Deferred income taxes	2,712	2,457
Non-cash share based payment expense	3,073	2,105
Cash flow hedges reclassified into earnings	8,226	12,937
Ineffective portion of cash flow hedges	(598)	366
Security deposits and maintenance payments included in earnings	(25,282)	(25,818)
Gain on sale of flight equipment	(19,961)	(3,051)
Impairment of Aircraft	5,200	10,111
Other	566	(1,222)
Changes in certain assets and liabilities:
Accounts receivable	(1,366)	(4,434)
Restricted cash and cash equivalents related to operating activities	9,379	—
Other assets	(1,276)	(1,970)
Accounts payable, accrued expenses and other liabilities	(11,861)	12,183
Lease rentals received in advance	(5,231)	662
Net cash provided by operating activities	163,283	192,108
Cash flows from investing activities:
Acquisition and improvement of flight equipment and lease incentives	(196,132)	(324,831)
Proceeds from sale of flight equipment	151,577	36,013
Restricted cash and cash equivalents related to sale of flight equipment	—	4,762
Aircraft purchase deposits and progress payments	(76,897)	(23,955)
Net investment in finance leases	—	(91,500)
Collections on finance leases	—	1,476
Purchase of debt investment	—	(43,626)
Principal repayments on debt investment	—	3,245
Other	(10)	(126)
Net cash used in investing activities	(121,462)	(438,542)
Cash flows from financing activities:
Repurchase of shares	(61,403)	(2,129)
Proceeds from term debt financings	230,333	877,100
Securitization and term debt financing repayments	(252,912)	(688,424)
Deferred financing costs	(11,253)	(17,710)
Restricted secured liquidity facility collateral	(37,000)	3,000
Secured liquidity facility collateral	37,000	(3,000)
Restricted cash and cash equivalents related to financing activities	(3,572)	104,887
Security deposits received	10,317	8,310
Security deposits returned	(7,764)	(3,067)
Maintenance payments received	57,571	62,496
Maintenance payments returned	(43,257)	(27,020)
Payments for terminated cash flow hedges	—	(50,757)
Dividends paid	(15,821)	(21,712)
Net cash (used in) provided by financing activities	(97,761)	241,974
Net increase (decrease) in cash and cash equivalents	(55,940)	(4,460)
Cash and cash equivalents at beginning of period	239,957	295,522
Cash and cash equivalents at end of period	$184,017	$291,062
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$83,754	$83,143
Cash paid for income taxes	$1,525	$1,642
Supplemental disclosures of non-cash investing activities:
Purchase deposits, advance lease rentals and security deposits assumed in asset acquisitions	$—	$15,388
Security deposits, maintenance liabilities and other liabilities settled in sale of flight equipment	$9,566	$4,135
Supplemental disclosures of non-cash financing activities:
Security deposits converted to advance lease rentals	$546	$178
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2012

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
For the year ended December 31, 2011, we revised the presentation in our consolidated statements of cash flows to reflect the net change in restricted cash and cash equivalents from security deposits and maintenance payments as financing activities. For the six months ended June 30, 2011, our consolidated statements of cash flows reflected the net change in restricted cash and cash equivalents from security deposits and maintenance payments as cash flows from operating activities. Therefore, the amounts included for the six months ended June 30, 2011 have been reclassified to conform to the current period presentation.
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure since the balance sheet date of June 30, 2012 through the date on which the consolidated financial statements included in this Form 10-Q were issued.

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
Effective January 1, 2012, the Company adopted Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) ASU 2011-04 (“ASU 2011-04”), Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs, to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with US GAAP and IFRS.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2012

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

Investment in Finance Leases
If a lease meets specific criteria at the inception of the lease, we recognize the lease as a Net investment in finance lease on our Consolidated Balance Sheets. The net investment in finance leases consists of lease receivables, less the unearned income, plus the estimated unguaranteed residual value of the leased flight equipment at the lease end date. The unearned income is recognized as Other revenue in our Consolidated Statements of Income over the lease term in a manner that produces a constant rate of return on the Net investment in finance lease.
Collectability of finance leases is evaluated periodically on an individual customer level. The evaluation of the collectability of the finance leases considers the credit of the lessee and the value of the underlying aircraft.

Recent Unadopted Accounting Pronouncements
In August 2010, the FASB issued an exposure draft, “Leases” (the “Lease ED”), which would replace the existing guidance in the Accounting Standards Codification (“ASC”) 840 (“ASC 840”), Leases. In June 2012, the FASB decided

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2012

that leases would be classified as either leases of property or leases of assets other than property. Leases of property will continue to use operating lease accounting. Leases of other than property would use the receivable residual approach. Under the receivable residual approach, a lease receivable would be recognized for the lessor’s right to receive lease payments, a portion of the carrying amount of the underlying asset would be allocated between the right of use granted to the lessee and the lessor’s residual value and profit or loss would only be recognized at commencement if it is reasonably assured. The FASB completed all of its deliberations and decided to re-expose the Lease ED in the fourth quarter of 2012. We anticipate that the final standard may have an effective date no earlier than 2016. When and if the proposed guidance becomes effective, it may have a significant impact on the Company’s consolidated financial statements. Although we believe the presentation of our financial statements, and those of our lessees could change, we do not believe the accounting pronouncement will change the fundamental economic reasons for which the airlines lease aircraft. Therefore, we do not believe it will have a material impact on our business.

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
 The following tables set forth our financial assets and liabilities as of December 31, 2011 and June 30, 2012 that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

		Fair Value Measurements at December 31, 2011 Using Fair Value Hierarchy
	Fair Value as of December 31, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$295,522	$295,522	$—	$—	Market
Restricted cash and cash equivalents	247,452	247,452	—	—	Market
Total	$542,974	$542,974	$—	$—

Liabilities:
Derivative liabilities	$141,639	$—	$85,410	$56,229	Income

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2012

		Fair Value Measurements at June 30, 2012 Using Fair Value Hierarchy
	Fair Value as of June 30, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$291,062	$291,062	$—	$—	Market
Restricted cash and cash equivalents	137,803	137,803	—	—	Market
Total	$428,865	$428,865	$—	$—

Liabilities:
Derivative liabilities	$67,939	$—	$67,939	$—	Income
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
On April 4, 2012, the interest rate derivatives included in Level 3 were terminated when the related hedged debt was repaid with proceeds from the Senior Notes due 2017 and the Senior Notes due 2020 (See Note 5. Securitizations and Term Debt Financings — Unsecured Debt Financings below).
The following tables reflect the activity for the classes of our assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2011 and 2012, respectively:

	Derivative Liabilities
	Three Months Ended June 30,	Six Months Ended June 30,
	2011	2011
Balance at beginning of period	$(48,764)	$(55,181)
Total gains/(losses), net:
Included in other income (expense)	(119)	(242)
Included in interest expense	(45)	(39)
Included in other comprehensive income	(5,598)	936
Balance at end of period	$(54,526)	$(54,526)

	Derivative Liabilities
	Three Months Ended June 30,	Six Months Ended June 30,
	2012	2012
Balance at beginning of period	$(50,942)	$(56,229)
Total gains/(losses), net:
Included in other income (expense)	712	599
Included in interest expense	—	73
Included in other comprehensive income	(527)	4,800
Settlements	50,757	50,757
Balance at end of period	$—	$—

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2012

For the three and six months ended June 30, 2011 , we had no transfers into or out of Level 3 and we had no purchases, issuances, sales or settlements of Level 3 items. For the three and six months ended June 30, 2012, we had no transfers into or out of Level 3; however we did terminate all Level 3 interest rate derivatives.
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
During the second quarter of 2011, we recorded an impairment of $5,200 related to a Boeing Model 737-400 aircraft. The Company recorded $2,267 of maintenance revenue and reversed $878 of lease incentive accruals related to the terminated lease of this aircraft.
During the second quarter of 2012, we impaired two aircraft, one Boeing Model 757-200 aircraft that we sold for less than its net book value and one Boeing Model 767-300ER aircraft which was returned to us following its scheduled lease expiration and which failed its recoverability assessment. For these two aircraft, we recorded impairment charges of $10,111, and we recorded $2,447 of maintenance revenue for the three months ended June 30, 2012.
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
The fair values of our securitizations which contain third party credit enhancements are estimated using a discounted cash flow analysis, based on our current incremental borrowing rates of borrowing arrangements that do not contain third party credit enhancements. The fair values of our ECA term financings and bank financings are estimated using a discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Notes is estimated using quoted market prices.
 The carrying amounts and fair values of our financial instruments at December 31, 2011 and June 30, 2012 are as follows:

	December 31, 2011		June 30, 2012
	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)
Securitizations and term debt financings	$(1,873,652)	$(1,681,023)	$(1,211,810)	$(1,067,231)
ECA term financings	(536,107)	(524,373)	(593,216)	(609,943)
Bank financings	(126,000)	(126,000)	(119,409)	(122,917)
Senior Notes	(450,757)	(482,625)	(1,250,700)	(1,309,738)

All of our financial instruments are classified as Level 2 with the exception of our Senior Notes, which are classified as Level 1.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2012

Note 3. Lease Rental Revenues and Flight Equipment Held for Lease
Minimum future annual lease rentals contracted to be received under our existing operating leases of flight equipment at June 30, 2012 were as follows:

Year Ending December 31,	Amount
Remainder of 2012	$315,721
2013	574,698
2014	477,727
2015	419,535
2016	360,598
2017	247,181
Thereafter	477,737
Total	$2,873,197
Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Region	2011	2012	2011	2012
Europe	45%	40%	46%	41%
Asia and Pacific	23%	30%	23%	29%
North America	13%	12%	13%	12%
Latin America	9%	7%	9%	7%
Middle East and Africa	10%	11%	9%	11%
Total	100%	100%	100%	100%
The classification of regions in the tables above and in the table and discussion below is determined based on the principal location of the lessee of each aircraft.
For the three months ended June 30, 2011, one customer accounted for 10% of lease rental revenue and three additional customers accounted for a combined 18% of lease rental revenue. No other customer accounted for more than 5% of lease rental revenue. For the three months ended June 30, 2012, one customer accounted for 10% of lease rental revenue and four additional customers accounted for a combined 26% of lease rental revenue. No other customer accounted for more than 5% of lease rental revenue.
For the six months ended June 30, 2011, one customer accounted for 10% of lease rental revenue and three additional customers accounted for a combined 18% of lease rental revenue. No other customer accounted for more than 5% of lease rental revenue.  For the six months ended June 30, 2012, one customer accounted for 10% of lease rental revenue and four additional customers accounted for a combined 26% of lease rental revenue. No other customer accounted for more than 5% of lease rental revenue.
The following table sets forth revenue attributable to individual countries representing at least 10% of total revenue (including maintenance revenue) based on each lessee’s principal place of business:

	Three Months Ended June 30,
	2011			2012
Country	Revenue	Percent of Total Revenue	Number of Lessees	Revenue	Percent of Total Revenue	Number of Lessees
United States (1)	$16,683	11%	4	$—	—%	—
China	16,128	11%	4	18,638	11%	4
Russia (2)	—	—%	—	17,376	10%	8
Denmark (2)	—	—%	—	16,523	10%	2

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2012

(1) Total revenue attributable to the United States was less then 10% for the three months ended June 30, 2012.
(2) Total revenue attributable to Russia and Denmark were less than 10% for the three months ended June 30, 2011. Total revenue attributable to Denmark for the three months ended June 30, 2012 includes $7,656 of maintenance revenue.

	Six Months Ended June 30,
	2011			2012
Country	Revenue	Percent of Total Revenue	Number of Lessees	Revenue	Percent of Total Revenue	Number of Lessees
United States	$33,418	11%	4	$43,681	13%	6
China	32,401	11%	5	36,857	11%	4
Russia(1)	—	—%	—	32,807	10%	8

(1) Total revenue attributable to Russia was less than 10% for the three months ended June 30, 2011.

Geographic concentration of net book value of flight equipment (includes net book value of flight equipment held for lease and net investment in finance leases) was as follows:

	December 31, 2011			June 30, 2012
Region	Number of Aircraft		Net Book Value %	Number of Aircraft		Net Book Value %
Europe	66		41%	69		38%
Asia and Pacific	39		28%	45		31%
North America	16		9%	18		10%
Latin America	10		6%	11		6%
Middle East and Africa	9		15%	8		13%
Off-lease	4	(1)	1%	4	(2)	2%
Total	144		100%	155		100%

(1)
Includes two Boeing Model 747-400 aircraft being converted from passenger to freighter configuration, one of these aircraft was delivered to a customer in North America in January 2012 and the other was delivered to a customer in North America in April 2012; one Airbus Model A320-200 aircraft which was delivered to a customer in Europe in March, 2012, and one Boeing Model 737-400 aircraft which was sold in January 2012.

(2)
Includes one Boeing Model 747-400 passenger aircraft which we have begun parting-out, one Boeing Model 737-700 aircraft which was delivered to a customer in Europe in July, 2012, one Airbus Model A330-200 aircraft which was delivered to a customer in North America in July, 2012 and one Boeing Model 767-300ER aircraft that we delivered to a customer in Asia in July 2012.

The following table sets forth net book value of flight equipment (includes net book value of flight equipment held for lease and net investment in finance leases) attributable to individual countries representing at least 10% of net book value of flight equipment based on each lessee’s principal place of business as of:

	December 31, 2011			June 30, 2012
Country	Net Book Value	Net Book Value %	Number of Lessees	Net Book Value	Net Book Value %	Number of Lessees
China	$526,008	12%	4	$528,251	11%	4
Russia(1)	453,695	10%	8	—	—%	8
(1) The net book value of flight equipment attributable to Russia was less than 10% as of June 30, 2012.

 At December 31, 2011 and June 30, 2012, the amounts of lease incentive liabilities recorded in maintenance payments on the consolidated balance sheets were $28,412 and $14,767, respectively.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2012

Note 4. Net Investment in Finance Leases
At June 30, 2012, our net investment in finance leases represents six aircraft leased to a customer in Germany.        The following table lists the components of our net investment in finance leases at June 30, 2012:

Amount
Total lease payments to be received	$109,591
Less: Unearned income	(60,767)
Estimated residual values of leased flight equipment (unguaranteed)	41,200
Net investment in finance leases	$90,024

At June 30, 2012, minimum future lease payments on finance leases are as follows:

Year Ending December 31,	Amount
Remainder of 2012	$8,040
2013	16,080
2014	16,080
2015	16,080
2016	16,080
2017	16,080
Thereafter	21,151
Total	$109,591

Note 5. Variable Interest Entities
Aircastle consolidates eight VIEs of which it is the primary beneficiary. The operating activities of these VIEs are limited to acquiring, owning, leasing, maintaining, operating and, under certain circumstances, selling the 22 aircraft discussed below.
Securitizations and Term Financing
In connection with Securitization No. 1, two of our subsidiaries, ACS Aircraft Finance Ireland plc (“ACS Ireland”) and ACS Aircraft Finance Bermuda Limited (“ACS Bermuda”) issued Class A-1 notes, and each has fully and unconditionally guaranteed the other’s obligations under the notes. In connection with Securitization No. 2, two of our subsidiaries, ACS Aircraft Finance Ireland 2 Limited (“ACS Ireland 2”) and ACS 2007-1 Limited (“ACS Bermuda 2”) issued Class A-1 notes and each has fully and unconditionally guaranteed the other’s obligations under the notes. ACS Bermuda and ACS Bermuda 2 are collectively referred to as the “ACS Bermuda Group.”
Aircastle is the primary beneficiary of ACS Ireland and ACS Ireland 2 (collectively, the “ACS Ireland VIEs”), as we have both the power to direct the activities of the VIEs that most significantly impact the economic performance of such VIEs and we bear the significant risk of loss and participate in gains through Class E-1 Securities. Although Aircastle has not guaranteed the ACS Ireland VIEs debt, Aircastle wholly owns the ACS Bermuda Group which has fully and unconditionally guaranteed the ACS Ireland VIEs obligations. The activity that most significantly impacts the economic performance is the leasing of aircraft. Aircastle Advisor (Ireland) Limited (Aircastle’s wholly owned subsidiary) is the remarketing servicer and is responsible for the leasing of the aircraft. An Irish charitable trust owns 95% of the common shares of the ACS Ireland VIEs. The Irish charitable trust’s risk is limited to its annual dividend of $2 per VIE. At June 30, 2012, the assets of the two VIEs include 13 aircraft transferred into the VIEs at historical cost basis in connection with Securitization No. 1 and Securitization No. 2.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2012

The combined assets of the ACS Ireland VIEs as of June 30, 2012 are $359,057. The combined liabilities of the ACS Ireland VIEs, net of $72,068 Class E-1 Securities held by the Company, which is eliminated in consolidation, as of June 30, 2012 are $337,292.

ECA Term Financings
Aircastle, through various subsidiaries, each of which is owned by a charitable trust (such entities, collectively the “Air Knight VIEs”), entered into ten different twelve-year term loans, which are supported by guarantees from Compagnie Francaise d’ Assurance pour le Commerce Exterieur, (“COFACE”), the French government sponsored export credit agency (“ECA”). These loans provided for the financing for ten new Airbus Model A330-200 aircraft. In June 2011, we repaid one of these loans from the proceeds of the sale of the related aircraft. At June 30, 2012, Aircastle had nine outstanding term loans with guarantees from COFACE. We refer to these COFACE-supported financings as “ECA Term Financings.”
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
The only assets that the Air Knight VIEs have on their books are financing leases that are eliminated in the consolidated financial statements and deferred financing costs. The related aircraft, with a net book value as of June 30, 2012 were $745,564, are included in our flight equipment held for lease. The consolidated debt outstanding of the Air Knight VIEs as of June 30, 2012 is $593,216.

Note 6. Securitizations and Term Debt Financings
The outstanding amounts of our secured and unsecured term debt financings were as follows:

	At December 31, 2011	At June 30, 2012
Debt Obligation	Outstanding Borrowings	Outstanding Borrowings	Interest Rate(1)	Final Stated Maturity(2)
Secured Debt Financings:
Securitization No. 1	$387,124	$361,278	0.51%	06/20/31
Securitization No. 2	891,452	850,532	0.55%	06/14/37
Term Financing No. 1	595,076	—	—%	N/A
ECA Term Financings	536,107	593,216	2.65% to 3.96%	12/03/21 to 04/03/24
Bank Financings	126,000	119,409	4.22% to 4.57%	09/15/15 to 10/26/17
Total secured debt financings	2,535,759	1,924,435

Unsecured Debt Financings:
Senior Notes due 2017	—	500,000	6.75%	04/15/17
Senior Notes due 2018	450,757	450,700	9.75%	08/01/18
Senior Notes due 2020	—	300,000	7.625%	04/15/20
2010 Revolving Credit Facility	—	—	N/A	09/28/13
Total unsecured debt financings	450,757	1,250,700

Total secured and unsecured debt financings	$2,986,516	$3,175,135

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2012

(1)	Reflects floating rate in effect at the applicable reset date plus the margin except for the ECA Term Financings, Bank Financings and the Senior Notes due 2017, 2018 and 2020, which are fixed rate.

(2)	For Securitization No. 1 and Securitization No. 2, all cash flows available after expenses and interest is applied to debt amortization.

The following securitizations include liquidity facility commitments described in the table below:

		Available Liquidity
Facility	Liquidity Facility Provider	December 31, 2011	June 30, 2012	Unused Fee	Interest Rate on any Advances
Securitization No. 1	Crédit Agricole Corporate and Investment Bank	$42,000	$42,000	0.45%	1M Libor + 1.00
Securitization No. 2	HSH Nordbank AG	66,859	65,000	0.50%	1M Libor + 0.75

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
As of June 30, 2012, we are in compliance with all applicable covenants in all of our financings.

Note 7. Dividends
The following table sets forth the quarterly dividends declared by our board of directors for the periods covered in this report:

Declaration Date	Dividend per Common Share	Aggregate Dividend Amount	Record Date	Payment Date
December 6, 2010	$0.100	$7,964	December 31, 2010	January 14, 2011
March 8, 2011	$0.100	$7,857	March 31, 2011	April 15, 2011
June 27, 2011	$0.125	$9,364	July 7, 2011	July 15, 2011
September 14, 2011	$0.125	$9,035	September 30, 2011	October 14, 2011
November 7, 2011	$0.150	$10,839	November 30, 2011	December 15, 2011
February 17, 2012	$0.150	$10,865	February 29, 2012	March 15, 2012
May 2, 2012	$0.150	$10,847	May 31, 2012	June 15, 2012

Note 8.  Shareholders' Equity and Share Based Payment
On May 24, 2012, the Company's Board of Directors authorized the repurchase of up to $50,000 of the Company's common shares.  Under the program, the Company may purchase its common shares from time to time in the open market or in privately negotiated transactions.  The amount and timing of the purchases will depend on a number of factors, including the price and availability of the Company's common shares, trading volume and general market conditions.  The Company may also from time to time establish a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”) to facilitate purchases of its common shares under this authorization. Through June 30, 2012, we did not repurchase any shares under the repurchase program.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2012

Note 9. Earnings Per Share
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Weighted-average shares:
Common shares outstanding	75,701,045	71,723,014	77,234,869	71,709,976
Restricted common shares	1,017,879	589,163	956,232	609,601
Total weighted-average shares	76,718,924	72,312,177	78,191,101	72,319,577

Percentage of weighted-average shares:
Common shares outstanding	98.67%	99.19%	98.78%	99.16%
Restricted common shares	1.33%	0.81%	1.22%	0.84%
Total	100.00%	100.00%	100.00%	100.00%
The calculations of both basic and diluted earnings per share are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2012		2011		2012
Earnings per share – Basic:
Net income	$23,309		$16,324		$65,986		$48,926
Less: Distributed and undistributed earnings allocated to restricted common shares (a)	(309)		(133)		(807)		(412)
Earnings available to common shareholders – Basic	$23,000		$16,191		$65,179		$48,514

Weighted-average common shares outstanding – Basic	75,701,045		71,723,014		77,234,869		71,709,976

Earnings per common share – Basic	$0.30		$0.23		$0.84		$0.68

Earnings per share – Diluted:
Net income	$23,309		$16,324		$65,986		$48,926
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(309)		(133)		(807)		(412)
Earnings available to common shareholders – Diluted	$23,000		$16,191		$65,179		$48,514

Weighted-average common shares outstanding – Basic	75,701,045		71,723,014		77,234,869		71,709,976
Effect of dilutive shares	—	(b)	—	(b)	—	(b)	—	(b)
Weighted-average common shares outstanding – Diluted	75,701,045		71,723,014		77,234,869		71,709,976

Earnings per common share – Diluted	$0.30		$0.23		$0.84		$0.68

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2012

(a)
For the three months ended June 30, 2011 and 2012, distributed and undistributed earnings to restricted shares is 1.33% and 0.81%, respectively, of net income. For the six months ended June 30, 2011 and 2012, distributed and undistributed earnings to restricted share is 1.22% and 0.84%, respectively. The amount of restricted share forfeitures for all periods present is immaterial to the allocation of distributed and undistributed earnings.

(b)	For the three and six months ended June 30, 2011 and 2012, we have no dilutive shares.

Note 10. Income Taxes
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
The sources of income from continuing operations before income taxes for the three and six months ended June 30, 2011 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
U.S. operations	$389	$357	$823	$681
Non-U.S. operations	24,455	17,313	69,967	52,520
Total	$24,844	$17,670	$70,790	$53,201
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
Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Notional U.S. federal income tax expense at the statutory rate	$8,696	$6,184	$24,777	$18,620
U.S. state and local income tax, net	24	25	48	49
Non-U.S. operations:
Bermuda	(4,239)	(2,132)	(16,235)	(10,764)
Ireland	(1,850)	(1,645)	(2,921)	(1,675)
Other	(1,121)	(1,138)	(1,643)	(2,058)
Non-deductible expenses in the U.S.	31	57	788	112
Other	(6)	(5)	(10)	(9)
Provision for income taxes	$1,535	$1,346	$4,804	$4,275

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2012

Note 11. Interest, Net
The following table shows the components of interest, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities (a)	$46,413	$48,798	$87,691	$93,767
Hedge ineffectiveness (gains) losses	(123)	1,885	(598)	366
Amortization of interest rate derivatives related to deferred losses (b)	5,391	8,866	8,226	12,937
Amortization of deferred financing fees (c)	5,889	4,975	9,417	7,691
Interest Expense	57,570	64,524	104,736	114,761
Less interest income	(99)	(173)	(260)	(344)
Less capitalized interest	(1,578)	(230)	(2,964)	(1,315)
Interest, net	$55,893	$64,121	$101,512	$113,102

(a)	For the three and six months ended June 30, 2011, includes the loan termination fee of $3,196 related to an aircraft sold in June, 2011.

(b)	For the three and six months ended June 30, 2011, includes accelerated amortization of deferred hedge losses in the amount of $1,839 related to an aircraft sold in June 2011.

(c)
For the three and six months ended June 30, 2011, includes the write-off of deferred financing fees of $2,456 related to an aircraft sold in June, 2011. For the three and six months ended June 30, 2012, includes the write-off of deferred financing fees of $2,914 related to the pay-off of Term Financing No. 1.

Note 12. Commitments and Contingencies

At June 30, 2012, we had a commitment to convert one aircraft and no commitments to acquire aircraft.

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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2012

We held the following interest rate derivatives as of June 30, 2012:

	Derivative Liabilities
Hedged Item	Current Notional Amount	Effective Date	Maturity Date	Future Maximum Notional Amount	Floating Rate	Fixed Rate	Balance Sheet Location	Fair Value
Interest rate derivatives designated as cash flow hedges:
Securitization No. 1	$353,470	Jun-06	Jun-16	$353,470	1M LIBOR + 0.27%	5.78%	Fair value of derivative liabilities	$56,257
Securitization No. 2	645,543	Jun-12	Jun-17	645,543	1M LIBOR	1.26% to 1.28%	Fair value of derivative liabilities	11,682
Total interest rate derivatives designated as cash flow hedges	$999,013			$999,013				$67,939

Four interest rate derivatives hedging Securitization No. 2 matured on June 8, 2012. The two interest rate derivatives hedging Term Financing No. 1 were terminated on April 4, 2012 resulting in a net deferred loss of $50,429 which is being amortized into interest expense using the interest rate method.
The weighted average interest pay rates of these derivatives at December 31, 2011 and June 30, 2012 were 5.04% and 2.87%, respectively.
For the six months ended June 30, 2012, the amount of loss reclassified from accumulated other comprehensive income (“OCI”) into interest expense related to net interest settlements on active interest rate derivatives was $34,455. The amount of loss expected to be reclassified from OCI into interest expense over the next 12 months related to net interest settlements on active interest rate derivatives is $22,130.
Our interest rate derivatives involve counterparty credit risk. As of June 30, 2012, our interest rate derivatives are held with the following counterparties: JP Morgan Chase Bank NA, Citibank Canada NA, and Wells Fargo Bank NA. All of our counterparties or guarantors of these counterparties are considered investment grade (senior unsecured ratings of Baa2 or above) by Moody’s Investors Service. All are also considered investment grade (long-term foreign issuer ratings of A- or above) by Standard and Poor’s. We do not anticipate that any of these counterparties will fail to meet their obligations.
In addition to the derivative liability above, another component of the fair value of our interest rate derivatives is accrued interest. As of June 30, 2012, accrued interest payable included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheet was $345 related to interest rate derivatives designated as cash flow hedges.
Following is the effect of interest rate derivatives on the statement of financial performance for the six months ended June 30, 2012:

Effective Portion				Ineffective Portion
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (a)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (b)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative (c)
Interest rate derivatives	$(11,505)	Interest expense	$(46,724)	Interest expense	$(2,041)

(a)
This represents the change in fair market value of our interest rate derivatives since year end, net of taxes, offset by the amount of actual cash paid related to the net settlements of the interest rate derivatives for each of the six months ended June 30, 2012.

(b)
This represents the amount of actual cash paid, net of taxes, related to the net settlements of the interest rate derivatives for each of the six months ended June 30, 2012 plus any effective amortization of net deferred interest rate derivative losses.

(c)	This represents both realized and unrealized ineffectiveness incurred during the six months ended June 30, 2012.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2012

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain or (Loss) Recognized in Income On Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate derivatives	Other income (expense)	$599
On an ongoing basis, terminated interest rate derivative notionals are evaluated against debt forecasts. To the extent that interest payments are deemed remote to occur, deferred gains or losses are accelerated into interest expense as applicable.
For the six months ended June 30, 2012, the amount of deferred net loss reclassified from OCI into interest expense related to our terminated interest rate derivatives was $12,937. The amount of deferred net loss expected to be reclassified from OCI into interest expense over the next 12 months related to our terminated interest rate derivatives is $33,009 of which $23,470 relates to Term Financing No. 1 and $9,303 relates to ECA Term Financings for New A330 Aircraft.
The following table summarizes amounts charged directly to the consolidated statement of income for the three and six months ended June 30, 2011 and 2012, respectively, related to our interest rate derivatives:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Interest Expense:
Hedge ineffectiveness (gains) losses	$(123)	$1,885	$(598)	$366
Amortization:
Accelerated amortization of deferred losses(a)	1,847	—	1,847	—
Amortization of deferred losses	3,544	8,866	6,379	12,937
Total Amortization	5,391	8,866	8,226	12,937
Total charged to interest expense	$5,268	$10,751	$7,628	$13,303

Other Income (Expense):
Mark to market (losses) gains on undesignated interest rate derivatives	$(257)	$712	$(616)	$599
Total charged to other income (expense)	$(257)	$712	$(616)	$599

(a)	For the three and six months ended June 30, 2011, includes accelerated amortization of deferred hedge losses in the amount of $1,839 related to an aircraft sold in June 2011.

Note 14. Other Assets
The following table describes the principal components of other assets on our consolidated balance sheet as of:

	December 31, 2011	June 30, 2012
Debt investments(1)	$—	$41,541
Deferred debt issuance costs, net of amortization of $55,173 and $49,732, respectively	35,960	45,922
Deferred federal income tax asset	22,036	23,868
Lease incentives and lease premiums, net of amortization of $19,294 and $19,493, respectively	20,490	43,266
Other assets	11,561	8,279
Total other assets	$90,047	$162,876

(1)
Represents a loan we acquired in March 2012 that is secured by a commercial jet aircraft. The loan matures in May 2013. The loan is classified as available for sale and the fair value was determined using the income approach with unobservable inputs.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2012

Note 15. Accounts Payable, Accrued Expenses and Other Liabilities
The following table describes the principal components of accounts payable, accrued expenses and other liabilities recorded on our consolidated balance sheet as of:

	December 31, 2011	June 30, 2012
Accounts payable and accrued expenses	$34,931	$21,398
Deferred federal income tax liability	40,410	44,751
Accrued interest payable	27,849	37,460
Lease discounts, net of amortization of $30,830 and $30,598 respectively	2,242	1,243
Total accounts payable, accrued expenses and other liabilities	$105,432	$104,852

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
Certain items in this Quarterly Report on Form 10-Q (this “report”), and other information we provide from time to time, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not necessarily limited to, statements relating to our ability to acquire, sell, lease or finance aircraft, raise capital, pay dividends, and increase revenues, earnings, EBITDA and Adjusted Net Income and the global aviation industry and aircraft leasing sector. Words such as “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “may,” “will,” “would,” “could,” “should,” “seeks,” “estimates” and variations on these words and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements; Aircastle can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any forward-looking statements contained in this report. Factors that could have a material adverse effect on our operations and future prospects or that could cause actual results to differ materially from Aircastle expectations include, but are not limited to, significant capital markets disruption and volatility and the significant contraction in the availability of bank financing, which may adversely affect our continued ability to obtain additional capital to finance new investments or our working capital needs; volatility in the value of our aircraft; general economic conditions and business conditions affecting demand for aircraft and lease rates; our continued ability to obtain favorable tax treatment in Bermuda, Ireland and other jurisdictions; our ability to pay dividends; high or volatile fuel prices, lack of access to capital, reduced load factors and/or reduced yields, operational disruptions caused by political unrest in North Africa, the Middle East or elsewhere, uncertainties in the Eurozone arising from the sovereign debt crisis and other factors affecting the creditworthiness of our airline customers and their ability to continue to perform their obligations under our leases; termination payments on our interest rate hedges; and other risks detailed from time to time in Aircastle’s filings with the SEC, including as previously disclosed in Aircastle’s 2011 Annual Report on Form 10-K, and elsewhere in this report. In addition, new risks and uncertainties emerge from time to time, and it is not possible for Aircastle to predict or assess the impact of every factor that may cause its actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this report. Aircastle Limited expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

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

OVERVIEW
We acquire, lease, and sell high-utility commercial jet aircraft. High-utility aircraft are generally modern and operationally efficient jets with many operators and have long useful lives. As of June 30, 2012, our portfolio consisted of 155 aircraft leased to 67 lessees located in 36 countries. Our aircraft fleet is managed by an experience team based in the United States, Ireland and Singapore. Typically, our aircraft are subject to net leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs, although in a majority of cases, we are obligated to pay a portion of specified maintenance or modification costs. From time to time, we also make investments in other aviation assets, including debt investments secured by commercial jet aircraft. Our revenues and income from continuing operations for the three and six months ended June 30, 2012 were $172.2 million and $16.3 million, $337.1 million and $48.9 million, respectively.
The commercial jet aircraft market has grown 41% over the past 10 years. Increasing global economic activity together with a proliferation of air travel in emerging economies has driven the long-term growth in the commercial jet aircraft market. At the same time, the share of the world's commercial jet aircraft owned by leasing companies has expanded to 40% as compared to 25% ten years ago. However, the availability of equity and debt capital remains somewhat limited for the type of aircraft investments we are currently pursuing. However, we plan to grow our business and profits over the long-term by continuing to employ our fundamental business strategy by:

•
Investing in additional commercial jet aircraft and other aviation assets when attractively priced opportunities and cost effective financing are available. We believe the large and growing aircraft market, together with ongoing fleet replacements, will provide significant acquisition opportunities. We regularly evaluate potential aircraft acquisitions and expect to continue our investment program through additional passenger and cargo aircraft purchases when attractively priced opportunities and cost effective financing are available.

•
Maintaining efficient access to financing from multiple sources. We have financed our aircraft acquisitions using various long-term debt structures obtained through several different markets to obtain cost effective financing. In this regard, we believe having corporate credit ratings from Standard & Poor’s and Moody’s enables us to access a broader pool of capital than many of our peers. Indeed, we believe the contraction in traditional aviation bank debt lending capacity upon which many of our peers and airline customers depend will enhance our competitiveness and ability to source attractive investment opportunities. This, in turn, will allow us to grow our business and profits.

•
Leveraging our efficient operating platform and strong operating track record. We believe our team's capabilities in the global aircraft leasing market place us in a favorable position to explore new income-generating activities and we intend to continue to focus our efforts in areas where we believe we have competitive advantages and on transactions that offer attractive risk/return profiles after taking into consideration available financing options.

•
Reinvesting a portion of the cash flows generated by our business in additional aviation assets and/or our own debt and equity securities. Aircraft have finite useful lives, but typically provide reliable cash flows. Our strategy is to reinvest a portion of our cash flows from operations and asset sales in our business to grow our asset base and earnings bases.

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

For the first six months of 2012, air traffic data demonstrated improvement in the passenger markets while the air cargo markets shrank slightly. According to the International Air Transport Association, global passenger traffic increased by 6.5% while air cargo traffic, measured in freight ton kilometers, decreased 2.1% as compared to the same period in 2011. There are significant regional variations and airlines operating primarily in areas with slower economic growth, such as Europe, or with political instability, such as North Africa and the Middle East, may see more modest growth. While both passenger and air cargo growth rates are vulnerable to slowing economic growth and uncertain business conditions in the near term, over the long-term, we believe the market will be driven, to a large extent, by expansion of emerging market economies and rising levels of per capita air travel in those markets.
We intend to pay quarterly dividends to our shareholders based on the company’s sustainable earnings levels; however, our ability to pay quarterly dividends will depend upon many factors, including those as previously disclosed in Aircastle’s 2011 Annual Report on Form 10-K. On February 17, 2012, our board of directors declared a regular quarterly dividend of $0.15 per common share, or an aggregate of $10.9 million, for the three months ended March 31, 2012, which was paid on March 15, 2012 to holders of record on February 29, 2012. On May 2, 2012, our board of directors declared a regular quarterly dividend of $0.15 per common share, or an aggregate of $10.8 million, for the three months ended June 30, 2012, which was paid on June 15, 2012 to holders of record on May 31, 2012. This dividend may not be indicative of the amount of any future dividends. On August 1, 2012, our board of directors declared a regular quarterly dividend of $0.15 per common share for the three months ended September 30, 2012, which will be paid on September 15, 2012 to holders of record on August 31, 2012.

Revenues
Our revenues are comprised primarily of operating lease rentals on flight equipment held for lease, revenue from retained maintenance payments related to lease expirations, lease termination payments, lease incentive amortization and interest recognized from finance leases.
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

2012 Lease Expirations and Lease Placements
Scheduled Lease expirations — placements. At the beginning of 2012, we had 17 aircraft with scheduled lease expirations in 2012 and have new leases, lease extension or sale commitments or letters of intent for 14 of these aircraft, leaving us with three such aircraft that we are marketing for lease or sale in 2012. We also expect to have three additional aircraft to place in the fourth quarter of 2012, one Boeing Model 747-400BCF aircraft which we expect to return to us under a mutually agreed early termination arrangement and two Boeing Model 737-700 aircraft which were returned to us by Cimber Sterling A/S following its insolvency and which we placed on a short-term lease with another customer. These six aircraft represented 3.0% of our total net book value of flight equipment held for lease (includes net book value of flight equipment held for lease and net investment in finance leases) at June 30, 2012.
Aircraft acquisitions — placements. We took delivery of the final new A330 aircraft (the “New A330 Aircraft”) from Airbus S.A.S. (“Airbus”) in April 2012 and delivered this aircraft to Virgin Australia Airlines Pty Limited. We currently have no commitments to acquire aircraft in 2012.

2013-2016 Lease Expirations and Lease Placements
Scheduled lease expirations — placements. Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in the period 2013-2016 representing the percentage of our net book value of flight equipment held for lease (includes net book value of flight equipment held for lease and net investment in finance leases) at June 30, 2012 specified below:

•	2013: 24 aircraft, representing 8%;

•	2014: 32 aircraft, representing 15%;

•	2015: 16 aircraft, representing 6%; and

•	2016: 23 aircraft, representing 12%.

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

Acquisitions and Disposals
Thus far in 2012, we have acquired 14 aircraft:

•	One New A330 Aircraft which we delivered to Virgin Australia Airlines Pty Limited in April 2012;

•	One on-lease Airbus Model A320-200 aircraft;

•	One on-lease Airbus Model A330-300 aircraft;

•	Four on-lease Boeing Model 737-800 aircraft;

•	One on-lease Boeing Model 747-400 BDSF aircraft; and

•	Six on-lease Boeing Model 767-300ER aircraft.
The purchase price for these aircraft acquisitions in 2012 totaled approximately $444.5 million.
During the first half of 2012, we sold the following aircraft:

•	One Boeing Model 737-400 aircraft that we repossessed from a customer;

•	One Boeing Model 757-200 aircraft that was sold to the lessee prior to expiration of the lease; and

•	One Boeing Model 767-300ER aircraft that was subject to an insurance settlement following an incident in late 2011.
In addition, we began parting-out a Boeing Model 747-400 passenger configured aircraft, selling the airframe and selling or swapping-out three of its engines. We also sold a Boeing Model 737-300 aircraft following its scheduled lease expiration in the third quarter of 2012.
During the first six months of 2012, the aggregate sales price for the aircraft we sold during 2012 was $36.0 million, which resulted in a net gain on the sale of flight equipment of $3.1 million. We repaid debt associated with these aircraft in the amount of $30.8 million.

The following table sets forth certain information with respect to the aircraft owned by us as of June 30, 2012:
AIRCASTLE AIRCRAFT INFORMATION (dollars in millions)

Owned Aircraft as of June 30, 2012(1)
Flight Equipment	$4,694
Unencumbered Flight Equipment	1,976
Number of Aircraft	155
Number of Unencumbered Aircraft	67
Number of Lessees	67
Number of Countries	36
Weighted Average Age – Passenger (years)(2)	11.2
Weighted Average Age – Freighter (years)(2)	10.8
Weighted Average Age – Combined (years)(2)	11.1
Weighted Average Remaining Passenger Lease Term (years)(3)	4.5
Weighted Average Remaining Cargo Lease Term (years)(3)	6.0
Weighted Average Remaining Combined Lease Term (years)(3)	4.9
Weighted Average Fleet Utilization during the three months ended June 30, 2012(4)	98%
Weighted Average Fleet Utilization during the six months ended June 30, 2012(4)	98%
Portfolio Yield for the three months ended June 30, 2012(5)	14%
Portfolio Yield for the six months ended June 30, 2012(5)	14%

(1)	Calculated using net book value of flight equipment held for lease and net investment in finance leases as of June 30, 2012.

(2)	Weighted average age (years) by net book value.

(3)	Weighted average remaining lease term (years) by net book value.

(4)	Aircraft on-lease days as a percent of total days in period weighted by net book value, excluding aircraft in freighter conversion.

(5)	Lease rental revenue for the period as a percent of the average net book value of flight equipment held for lease for the period; quarterly information is annualized.

Our owned aircraft portfolio as June 30, 2012 is listed in Exhibit 99.1 to this report.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of June 30, 2012
	Number of Aircraft	% of Net Book Value
Aircraft Type
Passenger:
Narrowbody	96	37%
Midbody	30	28%
Widebody	3	5%
Total Passenger	129	70%
Freighter	26	30%
Total	155	100%

Manufacturer
Boeing	99	57%
Airbus	56	43%
Total	155	100%

Regional Diversification
Europe	69	38%
Asia and Pacific	45	31%
North America	18	10%
Latin America	11	6%
Middle East and Africa	8	13%
Off-lease(1)	4	2%
Total	155	100%

(1)
Includes one Boeing Model 747-400 passenger aircraft which we have begun parting-out, one Boeing Model 737-700 aircraft which was delivered to a customer in Europe in July, 2012, one Airbus Model A330-200 aircraft which was delivered to a customer in North America in July, 2012 and one Boeing Model 767-300ER aircraft that we delivered to a customer in Asia in July 2012.

Our largest customer represents less than 8% of the net book value of flight equipment held for lease (includes net book value of flight equipment held for lease and net investment in finance leases) at June 30, 2012. Our top 15 customers for aircraft we owned at June 30, 2012, representing 66 aircraft and 58% of the net book value of flight equipment held for lease, are as follows:

Percent of Net Book Value	Customer	Country	Number of Aircraft
Greater than 6% per customer	South African Airways	South Africa	4
	Hainan Airlines Company	China	9

3% to 6% per customer	Emirates	United Arab Emirates	2
	US Airways	USA	11
	Martinair(1)	Netherlands	5
	SriLankan Airlines	Sri Lanka	5
	Airbridge Cargo(2)	Russia	2
	GOL (3)	Brazil	7

Less than 3% per customer	Iberia Airlines	Spain	6
	Asiana Airlines	South Korea	2
	Cathay Pacific	Hong Kong	1
	KLM (1)	Netherlands	1
	China Eastern Airlines(4)	China	6
	Orenburg Airlines	Russia	4
	Virgin Australia Airlines	Australia	1

(1)	Martinair is a wholly owned subsidiary of KLM. If combined with KLM, the two, together with two other affiliated customers, represent 9% of flight equipment held for lease.

(2)	Guaranteed by Volga-Dnepr.

(3)	GOL has guaranteed the obligations of an affiliate, VRG Linhas Aereas.

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
We intend to fund new investments through cash on hand, cash flows from operations and potentially through medium- to longer-term financings on a secured or unsecured basis. We may repay all or a portion of such borrowings from time to time with the net proceeds from subsequent long-term debt financings, additional equity offerings or cash generated from operations and asset sales. Therefore, our ability to execute our business strategy, particularly the acquisition of additional commercial jet aircraft or other aviation assets, depends to a significant degree on our ability to obtain additional debt and equity capital on terms we deem attractive.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital

Resources — Secured Debt Financings.”

RESULTS OF OPERATIONS
Comparison of the three months ended June, 2011 to the three months ended June 30, 2012:

	Three Months Ended June 30,
	2011	2012
	(Dollars in thousands)
Revenues:
Lease rental revenue	$143,355	$153,624
Amortization of net lease premiums, discounts and lease incentives	(3,030)	2,044
Maintenance revenue	8,162	13,535
Total lease rentals	148,487	169,203
Other revenue	351	2,978
Total revenues	148,838	172,181
Expenses:
Depreciation	58,576	67,097
Interest, net	55,893	64,121
Selling, general and administrative	11,578	11,511
Impairment of aircraft	5,200	10,111
Maintenance and other costs	3,369	5,243
Total operating expenses	134,616	158,083
Other income (expense):
Gain on sale of flight equipment	10,299	2,855
Other income (expense)	323	717
Total other income (expense)	10,622	3,572
Income from continuing operations before income taxes	24,844	17,670
Income tax provision	1,535	1,346
Net income	$23,309	$16,324

Revenues:
Total revenues increased by 15.7%, or $23.3 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, primarily as a result of the following:
Lease rental revenue. The increase in lease rental revenue of $10.3 million for the three months ended June 30, 2012 as compared to the same period in 2011 was primarily the result of:

•	$27.1 million of revenue reflecting the full quarter impact of three new aircraft and 13 used aircraft purchased in 2011, and one new aircraft and seven used aircraft purchased in 2012.
This increase was offset partially by a decrease in lease rental revenue of:

•	$8.5 million due to aircraft sales and disposals;

•	$4.4 million from the effect of lease terminations and other changes; and

•	$3.9 million due to lease extensions and transitions at lower rentals.

Amortization of net lease premiums, discounts and lease incentives.

	Three Months Ended June 30,
	2011	2012
	(Dollars in thousands)
Amortization of lease discounts	$598	$456
Amortization of lease premiums	(77)	(672)
Amortization of lease incentives	(3,551)	2,260
Amortization of net lease discounts and lease incentives	$(3,030)	$2,044
As more fully described above under “Revenues”, lease incentives represent our estimated portion of the lessee’s cost for heavy maintenance, overhaul or replacement of certain high-value components which is amortized over the life of the related lease. As we enter into new leases, the amortization of lease incentives generally increases and conversely if a related lease terminates, the related unused lease incentive liability will reduce the amortization of lease incentives. The increase in amortization of lease premiums of $0.6 million for the three months ended June 30, 2012 as compared to the same period in 2011 primarily resulted from additional amortization on six aircraft purchased during the first half of 2012 and three aircraft purchased during the second half of 2011. The decrease in amortization of lease incentives of $5.8 million resulted from two unscheduled lease terminations and two scheduled lease terminations in the second quarter of 2012.

Maintenance revenue.

	Three Months Ended June 30,
	2011		2012
	Dollars (in thousands)	Number of Leases	Dollars (in thousands)	Number of Leases
Unscheduled lease terminations	$2,225	1	$4,952	2
Scheduled lease terminations	5,937	5	8,583	3
Maintenance revenue	$8,162	6	$13,535	5
Unscheduled lease terminations. For the three months ended June 30, 2011, we recorded maintenance revenue in the amount of $2.2 million from unscheduled lease terminations associated with one aircraft in 2011. Comparatively, for the same period in 2012, we recorded maintenance revenue totaling $5.0 million from unscheduled lease terminations primarily associated with two aircraft returned in 2012.
Scheduled lease terminations. For the three months ended June 30, 2011, we recorded maintenance revenue from scheduled lease terminations totaling $5.9 million associated with five scheduled lease terminations. Comparatively, for the same period in 2012, we recorded $8.6 million, primarily associated with maintenance revenue from three scheduled lease terminations.
Other revenue. For the three months ended June 30, 2011, other revenue was $0.4 million which was primarily due to additional fees paid by lessees in connection with early termination of four leases. For the three months ended June 30, 2012, other revenue was $3.0 million which was primarily due to $1.1 million of interest on our debt investments and $1.0 million of interest recognized from finance leases.

Operating Expenses:
Total operating expenses increased by 17.4%, or $23.5 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 primarily as a result of the following:
Depreciation expense increased by 14.6%, or $8.5 million for the three months ended June 30, 2012 over the same period in 2011. The net increase is primarily the result of:

•	$8.3 million increase in depreciation for aircraft acquired; and

•	$3.9 million increase in depreciation for capitalized aircraft improvements.

These increases were offset partially by:

•	a $3.4 million decrease in depreciation for aircraft disposals.

Interest, net consisted of the following:

	Three Months Ended June 30,
	2011	2012
	(Dollars in thousands)
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$46,413	$48,798
Hedge ineffectiveness gains	(123)	1,885
Amortization of interest rate derivatives related to deferred losses	5,391	8,866
Amortization of deferred financing fees and notes discount	5,889	4,975
Interest Expense	57,570	64,524
Less interest income	(99)	(173)
Less capitalized interest	(1,578)	(230)
Interest, net	$55,893	$64,121
Interest, net increased by $8.2 million, or 14.7%, over the three months ended June 30, 2011. The net increase is primarily a result of:

•
a $2.4 million increase in interest expense on our borrowings primarily due to a higher weighted average debt balance ($3.19 billion for the three months ended June 30, 2012 as compared to $2.76 billion for the three months ended June 30, 2011), such increase resulting from the closing of two additional unsecured debt financings during the second quarter of 2012;

•	a $3.5 million increase in amortization of deferred losses which includes $4.4 million of additional amortization as a result of the payoff of Term Financing No. 1 in April, 2012; and

•	a $2.0 million increase in measured hedge ineffectiveness due to changes in our debt forecast.
These increases were offset partially by:

•	a $1.3 million decrease in capitalized interest; and

•
a $0.9 million decrease in amortization of deferred financing fees due to lower amortization from Securitization No. 1 and Securitization No. 2, offset by a write-off of fees of $2.9 million as a result of the repayment of Term Financing No. 1.

Selling, general and administrative expenses for the three months ended June 30, 2012 decreased slightly over the same period in 2011. Non-cash share based expense was $1.2 million and $0.9 million for the three months ended June 30, 2011 and 2012, respectively.
Impairment of aircraft was $10.1 million for the three months ended June 30, 2012 related to a Boeing Model 757-200 aircraft that we sold for less than its net book value and a Boeing Model 767-300ER aircraft which was returned to us following its scheduled lease expiration and which failed its recoverability assessment. During the three months ended June 30, 2011, we recorded impairment of $5.2 million related to a Boeing Model 737-400 aircraft which we repossessed following termination of the lease agreement. See "Summary of Impairments" below for a detailed discussion of the related impairment charges for these aircraft.
Maintenance and other costs were $5.2 million for the three months ended June 30, 2012, an increase of $1.9 million over the same period in 2011. The net increase is primarily due to an increase in aircraft maintenance and other transitions costs primarily relating to unscheduled lease terminations for four aircraft returned to us in the second quarter of 2012.

Other income (expense):
Total other income for the three months ended June 30, 2012 was $3.6 million as compared to $10.6 million for the same period in 2011. The decrease is a result of a $7.4 million decrease due to the gain on the sale of aircraft recorded in the three months ended June 30, 2011 as compared to the same period in 2012.

Income Tax Provision
Our provision for income taxes for the three months ended June 30, 2011 and 2012 was $1.5 million and $1.3 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland and the United States. The decrease in our income tax provision of approximately $0.2 million for the three months ended June 30, 2012 as compared to the same period in 2011 was attributable to a decrease in operating income subject to tax in the U.S. and Ireland.
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

Other comprehensive income:

	Three Months Ended June 30,
	2011	2012
	(Dollars in thousands)
Net income	$23,309	$16,324
Net change in fair value of derivatives, net of tax expense of $128 and $139, respectively	578	5,799
Derivative loss reclassified into earnings	5,391	8,866
Total comprehensive income	$29,278	$30,989

Other comprehensive income was $31.0 million for the three months ended June 30, 2012, an increase of $1.7 million from the $29.3 million of other comprehensive income for the three months ended June 30, 2011. Other comprehensive income for the three months ended June 30, 2012 primarily consisted of:

•	$16.3 million of net income;

•
$5.8 million gain from a change in fair value of interest rate derivatives, net of taxes which is due primarily to net settlements for the three months ended June 30, 2012 partially offset by a slight downward shift in the one-month LIBOR forward curve; and

•	$8.9 million of amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.

Other comprehensive income for the three months ended June 30, 2011 primarily consisted of:

•	$23.3 million of net income;

•
$0.6 million gain from a change in fair value of interest rate derivatives, net of taxes which is due primarily to net settlements for the three months ended June 30, 2011 combined with a relatively flat LIBOR curve; and

•	$5.4 million of amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.

RESULTS OF OPERATIONS
Comparison of the six months ended June, 2011 to the six months ended June 30, 2012:

	Six Months Ended June 30,
	2011	2012
	(Dollars in thousands)
Revenues:
Lease rental revenue	$284,471	$305,866
Amortization of net lease premiums, discounts and lease incentives	(6,132)	446
Maintenance revenue	25,006	26,182
Total lease rentals	303,345	332,494
Other revenue	3,407	4,602
Total revenues	306,752	337,096
Expenses:
Depreciation	118,167	131,611
Interest, net	101,512	113,102
Selling, general and administrative	24,109	24,709
Impairment of aircraft	5,200	10,111
Maintenance and other costs	6,899	8,017
Total operating expenses	255,887	287,550
Other income (expense):
Gain on sale of flight equipment	19,961	3,051
Other income (expense)	(36)	604
Total other income (expense)	19,925	3,655
Income from continuing operations before income taxes	70,790	53,201
Income tax provision	4,804	4,275
Net income	$65,986	$48,926

Revenues:
Total revenues increased by 9.9%, or $30.3 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, primarily as a result of the following:
Lease rental revenue. The increase in lease rental revenue of $21.4 million for the six months ended June 30, 2012 as compared to the same period in 2011 was primarily the result of:

•	$53.2 million of revenue reflecting the full quarter impact of five new aircraft and 14 used aircraft purchased in 2011, and one new aircraft and seven used aircraft purchased in 2012.
This increase was offset partially by a decrease in lease rental revenue of:

•	$17.6 million due to aircraft sales and disposals;

•	$5.3 million from the effect of lease terminations and other changes; and

•	$8.9 million due to lease extensions and transitions at lower rentals.

Amortization of net lease premiums, discounts and lease incentives.

	Six Months Ended June 30,
	2011	2012
	(Dollars in thousands)
Amortization of lease discounts	$1,194	$1,037
Amortization of lease premiums	(153)	(1,914)
Amortization of lease incentives	(7,173)	1,323
Amortization of net lease discounts and lease incentives	$(6,132)	$446

As more fully described above under “Revenues”, lease incentives represent our estimated portion of the lessee’s cost for heavy maintenance, overhaul or replacement of certain high-value components which is amortized over the life of the related lease. As we enter into new leases, the amortization of lease incentives generally increases and conversely if a related lease terminates, the related unused lease incentive liability will reduce the amortization of lease incentives. The increase in amortization of lease premiums of $1.8 million for the six months ended June 30, 2012 as compared to the same period in 2011 primarily resulted from additional amortization on six aircraft purchased during the first half of 2012 and three aircraft purchased during the second half of 2011. The decrease in amortization of lease incentives of $8.5 million resulted from four unscheduled lease terminations and three scheduled lease terminations in the six months ended June 30, 2012.

Maintenance revenue.

	Six Months Ended June 30,
	2011		2012
	Dollars (in thousands)	Number of Leases	Dollars (in thousands)	Number of Leases
Unscheduled lease terminations	$15,257	6	$14,811	4
Scheduled lease terminations	9,749	5	11,371	4
Maintenance revenue	$25,006	11	$26,182	8

Unscheduled lease terminations. For the six months ended June 30, 2011, we recorded maintenance revenue in the amount of $15.3 million from unscheduled lease terminations associated with six aircraft in 2011. Comparatively, for the same period in 2012, we recorded maintenance revenue totaling $14.8 million from unscheduled lease terminations associated with four aircraft returned in 2012.
Scheduled lease terminations. For the six months ended June 30, 2011, we recorded maintenance revenue from scheduled lease terminations totaling $9.7 million associated with five scheduled lease terminations. Comparatively, for the same period in 2012, we recorded $11.4 million, associated with maintenance revenue from four scheduled lease terminations.
Other revenue. For the six months ended June 30, 2011, other revenue was $3.4 million which was primarily due to additional fees paid by lessees in connection with early termination of four leases. For the six months ended June 30, 2012, other revenue was $4.6 million which was primarily due to $1.2 million of interest on our debt investments, $1.0 million of interest recognized from finance leases and approximately $2.0 million attributable to additional fees paid by lessees in connection with the early termination of five leases.

Operating Expenses:
Total operating expenses increased by 12.4%, or $31.7 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 primarily as a result of the following:
Depreciation expense increased by 11.4%, or $13.4 million for the six months ended June 30, 2012 over the same period in 2011. The net increase is primarily the result of:

•	$16.4 million increase in depreciation for aircraft acquired; and

•	$1.8 million increase in depreciation for capitalized aircraft improvements.
These increases were offset partially by:

•	a $7.0 million decrease in depreciation for aircraft disposals.

Interest, net consisted of the following:

	Six Months Ended June 30,
	2011	2012
	(Dollars in thousands)
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$87,691	$93,767
Hedge ineffectiveness (gains) losses	(598)	366
Amortization of interest rate derivatives related to deferred losses	8,226	12,937
Amortization of deferred financing fees and notes discount	9,417	7,691
Interest Expense	104,736	114,761
Less interest income	(260)	(344)
Less capitalized interest	(2,964)	(1,315)
Interest, net	$101,512	$113,102

Interest, net increased by $11.6 million, or 11.4%, over the six months ended June 30, 2011. The net increase is primarily a result of:

•
a $6.1 million increase in interest expense on our borrowings primarily due to a higher weighted average debt balance ($3.07 billion for the six months ended June 30, 2012 as compared to $2.74 billion for the six months ended June 30, 2011), such increase resulting from the closing of two additional unsecured debt financings during the second quarter of 2012;

•	a $4.7 million increase in amortization of deferred losses which includes $4.4 million of additional amortization as a result of the payoff of Term Financing No. 1 in April, 2012; and

•	a $1.0 million increase resulting from changes in measured hedge ineffectiveness due to changes in our debt forecast.
These increases were offset partially by:

•
a $1.7 million decrease in amortization of deferred financing fees due to lower amortization from Securitization No. 1 and Securitization No. 2, offset by a write-off of fees of $2.9 million as a result of the repayment of Term Financing No. 1.

Selling, general and administrative expenses for the six months ended June 30, 2012 increased slightly over the same period in 2011. Non-cash share based expense was $3.1 million and $2.1 million for the six months ended June 30, 2011 and 2012, respectively.
Impairment of aircraft was $10.1 million for the six months ended June 30, 2012 related to a Boeing Model 757-200 aircraft that we sold for less than its net book value and a Boeing Model 767-300ER aircraft which was returned to us following its scheduled lease expiration and which failed its recoverability assessment. During the six months ended June 30, 2011, we recorded impairment of $5.2 million related to a Boeing Model 737-400 aircraft which we repossessed following termination of the lease agreement. See "Summary of Impairments" below for a detailed discussion of the related impairment charges for these aircraft.
Maintenance and other costs were $8.0 million for the six months ended June 30, 2012, an increase of $1.1 million over the same period in 2011. The net increase is primarily due to an increase in aircraft maintenance and other transitions costs primarily relating to unscheduled lease terminations for four aircraft returned to us in the second quarter of 2012.

Other income (expense):
Total other income for the six months ended June 30, 2012 was $3.7 million as compared to $19.9 million for the same period in 2011. The decrease is a result of a $16.9 million decrease due to the gain on the sale of aircraft recorded in the six months ended June 30, 2011 as compared to the same period in 2012.

Income Tax Provision
Our provision for income taxes for the six months ended June 30, 2011 and 2012 was $4.8 million and $4.3 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland and the United States. The decrease in our income tax provision of approximately $0.5 million for the six months ended June 30, 2012 as compared to the same period in 2011 was attributable to a decrease in operating income subject to tax in the U.S. and Ireland.
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

Other comprehensive income:

	Six Months Ended June 30,
	2011	2012
	(Dollars in thousands)
Net income	$65,986	$48,926
Net change in fair value of derivatives, net of tax expense of $528 and $428, respectively	24,046	22,282
Derivative loss reclassified into earnings	8,226	12,937
Total comprehensive income	$98,258	$84,145
Other comprehensive income was $84.1 million for the six months ended June 30, 2012, a decrease of $14.1 million from the $98.3 million of other comprehensive income for the six months ended June 30, 2011. Other comprehensive income for the six months ended June 30, 2012 primarily consisted of:

•	$48.9 million of net income;

•
$22.3 million gain from a change in fair value of interest rate derivatives, net of taxes which is due primarily to net settlements for the six months ended June 30, 2012 partially offset by a slight downward shift in the one-month LIBOR forward curve; and

•	$12.9 million of amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.
Other comprehensive income for the six months ended June 30, 2011 primarily consisted of:

•	$66.0 million of net income;

•
$24.0 million gain from a change in fair value of interest rate derivatives, net of taxes which is due primarily to net settlements for the six months ended June 30, 2011 partially offset by a downward shift in the 1 Month LIBOR curve; and

•	$8.2 million of amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.
For the six months ended June 30, 2012, the amount of deferred net loss reclassified from OCI into interest expense related to our terminated interest rate derivatives was $12.9 million. The amount of deferred net loss expected to be reclassified from OCI into interest expense over the next 12 months related to our terminated interest rate derivatives is $33.0 million. See “Liquidity and Capital Resources — Hedging” below for more information on deferred net losses as related to terminated interest rate derivatives.

Summary of impairments

In the three and six months ended June 30, 2011, we recorded an impairment of $5.2 million related to a Boeing Model 737-400 aircraft. The Company recorded $2.3 million of maintenance revenue and reversed $0.9 million of lease incentive accruals related to the terminated lease of this aircraft.

During the second quarter of 2012, we impaired two aircraft, a Boeing Model 757-200 aircraft that we sold for less than its net book value and a Boeing Model 767-300ER aircraft which was returned to us following its scheduled lease expiration and which failed its recoverability assessment.  For these two aircraft, we recorded impairment charges of $10.1 million and we recorded $2.4 million of maintenance revenue, for the three and six months ended June 30, 2012.
At June 30, 2012, we had a total of 27 aircraft with a total net book value of $383.8 million (accounting for 8.2% of the total net book value of our flight equipment held for lease), that we consider more susceptible to failing our recoverability assessment. The recoverability in the value of these aircraft is more sensitive to changes in contractual cash flows, future cash flow estimates and aircraft residual or scrap values. These aircraft fall primarily into a few categories as shown in the table below:

Aircraft Type	Number of Aircraft	Percent of Net Book Value
A319-100	6	2.3%
A320-200/737-300/737-400	13	2.5%
767-300ER	7	2.8%
MD-11F	1	0.6%

RECENT UNADOPTED ACCOUNTING PRONOUNCEMENTS
In August 2010, the Financial Accounting Standards Board (the "FASB") issued an exposure draft, “Leases” (the “Lease ED”), which would replace the existing guidance in the Accounting Standards Codification (“ASC”) 840 (“ASC 840”), Leases. In June 2012, the FASB decided that leases would be classified as either leases of property or leases of assets other than property. Leases of property will continue to use operating lease accounting. Leases of other than property would use the receivable residual approach. Under the receivable residual approach, a lease receivable would be recognized for the lessor’s right to receive lease payments, a portion of the carrying amount of the underlying asset would be allocated between the right of use granted to the lessee and the lessor’s residual value and profit or loss would only be recognized at commencement if it is reasonably assured. The FASB completed all of its deliberations and decided to re-expose the Lease ED in the fourth quarter of 2012. We anticipate that the final standard may have an effective date no earlier than 2016. When and if the proposed guidance becomes effective, it may have a significant impact on the Company’s consolidated financial statements. Although we believe the presentation of our financial statements, and those of our lessees could change, we do not believe the accounting pronouncement will change the fundamental economic reasons for which the airlines lease aircraft. Therefore, we do not believe it will have a material impact on our business.

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
Under the terms of Securitization No. 2, effective June 8, 2012 all cash flows available after expenses and interest will be applied to debt amortization. We expect that debt amortization payments, excluding repayments from asset sales, over the next twelve months will be approximately $130.7 million, excluding debt repayments from asset sales of $1.8 million, compared to $40.6 million, excluding debt repayments from asset sales of $42.1 million, made over the twelve months ended June 30, 2012. Further, for this financing, we recently entered into a forward starting interest rate derivative arrangement to hedge approximately 75% of the expected future debt balance beginning in June 2012 at an average swap rate of 1.27%, which is approximately 400 basis points lower than the existing interest rate derivative which expired in June 2012.
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
As of June 30, 2012, we are in compliance with all applicable covenants in our financings.
We believe that cash on hand, funds generated from operations, maintenance payments received from lessees, and proceeds from any future contracted aircraft sales will be sufficient to satisfy our liquidity and capital resource needs over the next twelve months. Our liquidity and capital resource needs include required principal and interest payments under our long-term debt facilities, expected capital expenditures, lessee maintenance payment draws and lease incentive payments over the next twelve months.

Cash Flows

	Six Months Ended June 30,
	2011	2012
	(Dollars in thousands)
Net cash flow provided by operating activities	$163,283	$192,108
Net cash flow used in investing activities	(121,462)	(438,542)
Net cash flow (used in) provided by financing activities	(97,761)	241,974

Operating Activities:
Cash flow from operations was $163.3 million and $192.1 million for the six months ended June 30, 2011 and June 30, 2012, respectively. The increase in cash flow from operations of approximately $28.8 million for the six months ended June 30, 2012 versus the same period in 2011 was primarily a result of:

•	$27.3 million increase in cash from lease rentals; and

•	$10.9 million increase in cash from other working capital.
This increase was offset partially by:

•	$2.7 million increase in cash paid for SG&A and maintenance expenses.

Investing Activities:
Cash used in investing activities was $121.5 million and $438.5 million for the six months ended June 30, 2011 and June 30, 2012, respectively. The increase in cash flow used in investing activities of $317.1 million for the six months ended June 30, 2012 versus the same period in 2011, was primarily a result of:

•	$128.7 million increase in the acquisition and improvement of flight equipment;

•	$115.6 million decrease in the proceeds from the sale of flight equipment;

•	$90.0 increase in the net investment of finance leases in 2012; and

•	$40.4 million net increase for the purchase of a debt investment in 2012.
These increases were offset partially by:

•	$52.9 million decrease in aircraft purchase deposits under our Airbus A330 Agreement; and

•	$4.8 million increase in restricted cash and cash equivalents related to the sale of flight equipment.

Financing Activities:
Cash used in financing activities was $97.8 million for the six months ended June 30, 2011 as compared to cash provided by financing activities of $242.0 million for the six months ended June 30, 2012. The net increase in cash flow provided by financing activities of $339.7 million for the six months ended June 30, 2012 versus the same period in 2011 was a result of:

•
$646.8 million of higher borrowings from the proceeds of the issuance of Senior Notes due 2017 and Senior Notes due 2020 and an additional borrowing under an ECA supported loan for the financing of an Airbus Model A330-200 aircraft in 2012 as compared to three ECA supported loan borrowings for the financing of three Airbus Model A330-200 aircraft in 2011;

•	$108.5 million higher restricted cash and cash equivalents related to security deposits and maintenance payments;

•	$59.3 million lower repurchases of our common shares as a result of the share buy-back program in 2011;

•	$21.2 million of higher maintenance deposits received net of maintenance deposits returned; and

•	$2.7 million of higher security deposits received net of security deposits returned.
The inflows were offset partially by:

•
$435.5 million of higher financing repayments on our securitizations and term debt financings as the result of the pay-off of Term Financing No. 1 in 2012 as compared to the pay-off of one ECA supported loan in 2011;

•	$50.7 million of payments for terminated cash flows hedges in 2012;

•	$6.5 million in lower deferred financing costs; and

•	$5.9 million in higher dividends paid.

Debt Obligations
The following table provides a summary of our secured and unsecured debt financings at June 30, 2012:

Debt Obligation	Collateral	Outstanding Borrowing	Number of Aircraft	Interest Rate(1)	Final Stated Maturity(2)
	(Dollars in thousands)
Secured Debt Financings:
Securitization No. 1	Interests in aircraft leases, beneficial interests in aircraft owning/leasing entities and related interests	$361,278	32	0.51%	06/20/31
Securitization No. 2	Interests in aircraft leases, beneficial interests in aircraft owning/leasing entities and related interests	850,532	45	0.50%	06/14/37
ECA Term Financings	Interests in aircraft, aircraft leases, beneficial interests in aircraft owning/leasing entities and related interests	593,216	9	2.65% to 3.96%	12/03/21 to 04/03/24
Bank Financings	Interests in aircraft, aircraft leases, beneficial interests in aircraft owning/leasing entities and related interests	119,409	3	4.22% to 4.57%	09/15/15 to 10/26/17
Total secured debt financings		1,924,435

Unsecured Debt Financings:
Senior Notes due 2017	None	500,000	—	6.75%	04/15/17
Senior Notes due 2018	None	450,700	—	9.75%	08/01/18
Senior Notes due 2020	None	300,000	—	7.625%	04/15/20
2010 Revolving Credit Facility	None	—	—	N/A	09/28/13
Total unsecured debt financings		1,250,700
Total secured and unsecured debt financings		$3,175,135

(1)
Reflects floating rate in effect at the most recent applicable reset date plus the margin, except for the ECA Term Financings, Bank Financings and the Senior Notes due 2017, 2018 and 2020, which are fixed rate.

(2)
Effective June 2011 for Securitization No. 1, all cash flows available after expenses and interest is applied to debt amortization. Effective June 2012 for Securitization No. 2, all cash flows available after expenses and interest is applied to debt amortization.

The following securitizations and term debt financing structures include liquidity facility commitments described in the table below:

		Available Liquidity
Facility	Liquidity Facility Provider	December 31, 2011	June 30, 2012	Unused Fee	Interest Rate on any Advances
		(Dollars in thousands)
Securitization No. 1	Crédit Agricole Corporate and Investment Bank	$42,000	$42,000	0.45%	1M Libor + 1.00
Securitization No. 2	HSH Nordbank AG	66,859	65,000	0.50%	1M Libor + 0.75

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

Contractual Obligations
Our contractual obligations consist of principal and interest payments on variable and fixed rate liabilities, interest payments on interest rate derivatives, other aircraft acquisition and conversion agreements and rent payments pursuant to our office leases. Total contractual obligations increased from $3.75 billion at December 31, 2011 to approximately $4.09 billion at June 30, 2012 due primarily to:

•	an increase in borrowings as a result of the closing of our Senior Notes due 2017 and 2020 and an ECA loan for the purchase of a New A330 aircraft in April, 2012 ; and

•	an increase in the commitment for office leases as a result of a ten-year lease extension for the office space in Stamford, Connecticut signed in January 2012.
These increases were partially offset by:

•	the payoff of Term Financing No. 1 in April, 2012; and

•	principal and interest payments made under our securitizations, and our ECA term financings.

The following table presents our actual contractual obligations and their payment due dates as of June 30, 2012.

	Payments Due By Period as of June 30, 2012
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Principal payments:
Senior Notes due 2017	$500,000	$—	$—	$500,000	$—
Senior Notes due 2018	450,000	—	—	—	450,000
Senior Notes due 2020	300,000	—	—	—	300,000
Securitization No. 1(1)	361,278	76,716	98,572	126,009	59,981
Securitization No. 2(2)	850,532	132,477	276,542	260,041	181,472
ECA Term Financings(3)	593,216	46,179	97,207	104,057	345,773
Bank Financings(4)	119,409	13,409	27,806	24,861	53,333
Total principal payments	3,174,435	268,781	500,127	1,014,968	1,390,559
Interest payments:
Interest payments on debt obligations(5)	798,424	133,295	252,521	238,604	174,004
Interest payments on interest rate derivatives(6)	83,256	24,170	40,358	18,728	—
Total interest payments	881,680	157,465	292,879	257,332	174,004
Office leases(7)	8,256	846	1,601	1,544	4,265
Purchase obligations(8)	22,540	22,540	—	—	—
Total	$4,086,911	$449,632	$794,607	$1,273,844	$1,568,828

(1)
Estimated principal payments for this non-recourse financing are based on excess cash flows available from forecasted lease rentals, net maintenance funding and proceeds from asset dispositions after the payment of forecasted operating expenses and interest payments, including interest payments on existing interest rate derivative agreements and policy provider fees. Payments due in less than one year include minimum principal repayments of $19.5 million related to the sale of one 767-300ER that occurred in June 2012.

(2)
Estimated principal payments for this non-recourse financing are based on excess cash flows available from forecasted lease rentals, net maintenance funding and proceeds from asset dispositions after the payment of forecasted operating expenses and interest payments, including interest payments on existing interest rate derivative agreements and policy provider fees.  Payments due in less than one year include minimum principal repayments of $1.8 million related to the sale of one 737-300 that occurred in July 2012.

(3)	Includes scheduled principal payments based upon fixed rate, 12-year, fully amortizing loans.

(4)	Includes principal payments based upon individual loan amortization schedules.

(5)	Future interest payments on variable rate, LIBOR-based debt obligations are estimated using the interest rate in effect at June 30, 2012.

(6)	Future interest payments on derivative financial instruments are estimated using the spread between the floating interest rates and the fixed interest rates in effect at June 30, 2012.

(7)	Represents contractual payment obligations for our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.

(8)	At June 30, 2012, we had a commitment to convert an aircraft and no commitments to acquire aircraft.

Capital Expenditures
We make capital expenditures from time to time in connection with improvements made to our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the six months ended June 30, 2011 and 2012, we incurred a total of $13.6 million and $24.2 million, respectively, of capital expenditures (including lease incentives) related to the acquisition and improvement of aircraft.
As of June 30, 2012, the weighted average age (by net book value) of our aircraft was approximately 11.1 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Under our leases, the lessee is primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement. At June 30, 2012, we had $349.1 million of maintenance reserves as a liability on our balance sheet. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee. For the six months ended June 30, 2012, we received $62.5 million of maintenance payments and returned $27.0 million of maintenance payments.
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

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2012.

Foreign Currency Risk and Foreign Operations
At June 30, 2012, all of our leases are payable to us in U.S. dollars. However, we incur Euro- and Singapore dollar-denominated expenses in connection with our subsidiary in Ireland and branch office in Singapore. For the six months ended June 30, 2012, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated approximately $5.1 million in U.S. dollar equivalents and represented approximately 20.7% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, it is likely that our international operations and our exposure to foreign currency risk will increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases we may enter into hedging transactions in the future to mitigate this risk. For the six months ended June 30, 2011 and 2012, we incurred insignificant net gains and losses on foreign currency transactions.

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

We held the following interest rate derivatives as of June 30, 2012:

	Derivative Liabilities
Hedged Item	Current Notional Amount	Effective Date	Maturity Date	Future Maximum Notional Amount	Floating Rate	Fixed Rate	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Interest rate derivatives designated as cash flow hedges:
Securitization No. 1	$353,470	Jun-06	Jun-16	$353,470	1M LIBOR + 0.27%	5.78%	Fair value of derivative liabilities	$56,257
Securitization No. 2	645,543	Jun-12	Jun-17	645,543	1M LIBOR	1.26% to 1.28%	Fair value of derivative liabilities	11,682
Total interest rate derivatives designated as cash flow hedges	$999,013			$999,013				$67,939

Four interest rate derivatives hedging Securitization No. 2 matured on June 8, 2012. The two interest rate derivatives hedging Term Financing No. 1 were terminated on April 4, 2012 resulting in a net deferred loss of $50.4 million which is being amortized into interest expense using the interest rate method.
The weighted average interest pay rates of these derivatives at December 31, 2011 and June 30, 2012 were 5.04%, and 2.87%, respectively.
For the six months ended June 30, 2012, the amount of loss reclassified from accumulated other comprehensive income (“OCI”) into interest expense related to net interest settlements on active interest rate derivatives was $34.5 million . The amount of loss expected to be reclassified from OCI into interest expense over the next 12 months related to net interest settlements on active interest rate derivatives is $22.1 million.
Our interest rate derivatives involve counterparty credit risk. As of June 30, 2012, our interest rate derivatives are held with the following counterparties: JP Morgan Chase Bank NA, Citibank Canada NA, and Wells Fargo Bank NA. All of our counterparties or guarantors of these counterparties are considered investment grade (senior unsecured ratings of Baa2 or above) by Moody’s Investors Service. All are also considered investment grade (long-term foreign issuer ratings of A- or above) by Standard and Poor’s. We do not anticipate that any of these counterparties will fail to meet their obligations.
In addition to the derivative liability above, another component of the fair value of our interest rate derivatives is accrued interest. As of June 30, 2012, accrued interest payable included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheet was $0.3 million related to interest rate derivatives designated as cash flow hedges .
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

The following table summarizes the deferred (gains) and losses and related amortization into interest expense for our terminated interest rate derivative contracts for the six months ended June 30, 2011 and 2012:

Hedged Item	Original Maximum Notional Amount	Effective Date	Maturity Date	Fixed Rate %	Termination Date	Deferred (Gain) or Loss Upon Termination	Unamortized Deferred (Gain) or Loss at June 30, 2012	Amount of Deferred (Gain) or Loss Amortized (including Accelerated Amortization) into Interest Expense for the Six Months Ended June 30,		Amount of Deferred (Gain) or Loss Expected to be Amortized over the Next Twelve Months
								2011	2012
	(Dollars in Thousands)
Securitization No. 2	500,000	Mar-06	Mar-11	5.07	Jun-07	$(2,687)	$ —	$(122)	$—	$ —
Securitization No. 2	200,000	Jan-07	Aug-12	5.06	Jun-07	(1,850)	(31)	(168)	(159)	(31)
Securitization No. 2	410,000	Feb-07	Apr-17	5.14	Jun-07	(3,119)	(1,135)	(174)	(174)	(321)
Term Financing No. 1	150,000	Jul-07	Dec-17	5.14	Mar-08	15,281	6,840	907	866	1,604
Term Financing No. 1	440,000	Jun-07	Feb-13	4.88	Partial – Mar-08 Full – Jun-08	26,281	2,730	2,643	2,425	2,730
Term Financing No. 1	248,000	Aug-07	May-13	5.33	Jun-08	9,888	1,334	837	736	1,334
Term Financing No. 1(1)	710,068	Jun-08	May-13	4.04	De-designated – Mar-12 Terminated – April-12	19,026	14,610	—	4,416	14,610
Term Financing No. 1(1)	491,718	May-13	May-15	5.31	De-designated – Mar-12 Terminated – April-12	31,403	31,403	—	—	3,192
Senior Notes due 2018	360,000	Jan-08	Feb-19	5.16	Partial – Jun-08 Full – Oct-08	23,077	8,435	747	407	588
ECA Term Financing for New A330 Aircraft	231,000	Apr-10	Oct-15	5.17	Partial – Jun-08 Full – Dec-08	15,310	7,549	1,031	1,645	3,430
ECA Term Financing for New A330 Aircraft	238,000	Jan-11	Apr-16	5.23	Dec-08	19,430	12,011	2,525	1,913	3,613
ECA Term Financing for New A330 Aircraft	238,000	Jul-11	Sep-16	5.27	Dec-08	17,254	8,179	—	862	2,260
Total						$169,294	$91,925	$8,226	$12,937	$33,009

(1)
On April 4, 2012, upon the repayment of Term Financing No. 1, both interest rate derivatives were terminated resulting in a net deferred loss of $50,429 which is being amortized into interest expense using the interest rate method. The mark-to-market adjustment for the period from date of de-designation through the termination date was charged to other income (expense) on our consolidated statement of income.

For the six months ended June 30, 2012, the amount of deferred net loss reclassified from OCI into interest expense related to our terminated interest rate derivatives was $12.9 million. The amount of deferred net loss expected to be reclassified from OCI into interest expense over the next 12 months related to our terminated interest rate derivatives is $33.0 million of which $23.5 million relates to Term Financing No. 1 and $9.3 million relates to ECA Term Financings for New A330 Aircraft.

The following table summarizes amounts charged directly to the consolidated statement of income for the three and six months ended June 30, 2011 and 2012, respectively, related to our interest rate derivatives:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(Dollars in thousands)
Interest Expense:	$(123)	$1,885	$(598)	$366
Hedge ineffectiveness (gains) losses
Amortization:	1,847	—	1,847	—
Amortization of deferred losses	3,544	8,866	6,379	12,937
Total Amortization	5,391	8,866	8,226	12,937
Total charged to interest expense	$5,268	$10,751	$7,628	$13,303
Other Income (Expense):
Mark to market(losses) gains on undesignated interest rate derivatives	$(257)	$712	$(616)	$599
Total charged to other income (expense)	$(257)	$712	$(616)	$599

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
The table below shows the reconciliation of net income to EBITDA for the three and six months ended June 30, 2011 and 2012, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(Dollars in thousands)
Net income	$23,309	$16,324	$65,986	$48,926
Depreciation	58,576	67,097	118,167	131,611
Amortization of net lease discounts and lease incentives	3,030	(2,044)	6,132	(446)
Interest, net	55,893	64,121	101,512	113,102
Income tax provision	1,535	1,346	4,804	4,275
EBITDA	$142,343	$146,844	$296,601	$297,468

Management’s Use of Adjusted Net Income (“ANI”)
Beginning with our report for the quarter ended March 31, 2012, management, to be more consistent with reporting practices of peer aircraft leasing companies, has revised the calculation of ANI to no longer exclude gains (losses) on sales of assets, and to exclude non-cash share based payment expense in the calculation of ANI. Beginning with this report for the quarter ended June 30, 2012, we will also exclude Term Financing No. 1 hedge loss amortization charges which will be reported in Interest, net on our consolidated statement of income from the calculation of ANI. The calculation of ANI for the three and six months ended June 30, 2011 has been revised to be comparable with the current period presentation.
Management believes that ANI when viewed in conjunction with the Company’s results under US GAAP and the below reconciliation, provides useful information about operating and period-over-period performance, and provides additional information that is useful for evaluating the underlying operating performance of our business without regard to periodic reporting elements related to interest rate derivative accounting.
The table below shows the reconciliation of net income to ANI for the three and six months ended June 30, 2011 and 2012, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(Dollars in thousands)
Net income	$23,309	$16,324	$65,986	$48,926
Ineffective portion and termination of hedges(1)	1,724	1,885	1,249	366
Mark to market of interest rate derivative contracts(2)	257	(712)	616	(599)
Loan termination payment(1)	3,196	—	3,196	—
Write-off of deferred financing fees(1)	2,456	2,914	2,456	2,914
Stock compensation expense(3)	1,178	929	3,073	2,105
Term Financing No. 1 hedge loss amortization charges(1)	—	4,416	—	4,416
Adjusted net income	$32,120	$25,756	$76,576	$58,128

(1)	Included in Interest, net.

(2)	Included in Other income (expense).

(3)	Included in Selling, general and administrative expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
Weighted-average shares:	2011	2012	2011	2012
Common shares outstanding	75,701,045	71,723,014	77,234,869	71,709,976
Restricted common shares	1,017,879	589,163	956,232	609,601
Total weighted-average shares	76,718,924	72,312,177	78,191,101	72,319,577

	Three Months Ended June 30,		Six Months Ended June 30,
Percentage of weighted-average shares:	2011	2012	2011	2012
Common shares outstanding	98.67%	99.19%	98.78%	99.16%
Restricted common shares	1.33%	0.81%	1.22%	0.84%
Total	100.00%	100.00%	100.00%	100.00%

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Weighted-average common shares outstanding – Basic and Diluted(b)	75,701,045	71,723,014	77,234,869	71,709,976

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(Dollars in thousands,except per share amounts)
Adjusted net income allocation:
Adjusted net income	$32,120	$25,756	$76,576	$58,128
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(426)	(210)	(936)	(490)
Adjusted net income allocable to common shares – Basic and Diluted	$31,694	$25,546	$75,640	$57,638

Adjusted net income per common share – Basic	$0.42	$0.36	$0.98	$0.80

Adjusted net income per common share – Diluted	$0.42	$0.36	$0.98	$0.80

(a)
For the three months ended June 30, 2011 and 2012, distributed and undistributed earnings to restricted shares is 1.33% and 0.81%, respectively, of net income. For the six months ended June 30, 2011 and 2012, distributed and undistributed earnings to restricted shares is 1.22% and 0.84%, respectively, of net income.The amount of restricted share forfeitures for all periods present is immaterial to the allocation of distributed and undistributed earnings.

(b)	For the three and six months ended June 30, 2011 and 2012, we have no dilutive shares.

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

•	the cash portion of income tax (benefit) provision generally represents charges (gains), which may significantly affect our financial results;

•	elements of our interest rate derivative accounting may be used to evaluate the effectiveness of our hedging policy; and

•	non-cash share based payment expense; and

•	hedge loss amortization charges related to Term Financing No. 1.
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
A hypothetical 100-basis point increase/decrease in our variable interest rates would increase/decrease the minimum contracted rentals on our portfolio as of June 30, 2012 by $0.4 million and $0.2 million, respectively, over the next twelve months. As of June 30, 2012, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $1.8 million and $0.8 million, respectively, net of amounts received from our interest rate derivatives, over the next twelve months.

Item 4.    Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2012. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the second quarter of 2012, we purchased our common shares as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	(Dollars in thousands, except per share amounts)
April	20,241	(a)	$11.73	—	—
May	—		—	—	—
June	—		—	—	—
Total	20,241		$11.73	—	—

(a)
Our Compensation Committee approved the repurchase of common shares pursuant to an irrevocable election made under the Amended and Restated Aircastle Limited 2005 Equity and Incentive Plan, in satisfaction of minimum tax withholding obligations associated with the vesting of restricted common shares during the second quarter of 2012.

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

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002r
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 r
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 r
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 r
99.1	Owned Aircraft Portfolio at June 30, 2012 r
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and June 30, 2012, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2011 and 2012, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2012, and (v) Notes to Unaudited Consolidated Financial Statements r*

r    Filed herewith.

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
Dated: August 3, 2012

AIRCASTLE LIMITED
(Registrant)
By:	/s/ Aaron Dahlke
Aaron Dahlke
Chief Accounting Officer and Authorized Officer