Form 10-Q
period 2012-09-30
Aircastle LTD
filed 2012-11-07
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________
FORM 10-Q
 _______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑
As of October 31, 2012, there were 69,743,929 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries
Form 10-Q

PART I. — FINANCIAL INFORMATION
Item 1.        Financial Statements
Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31, 2011	September 30, 2012
		(Unaudited)
ASSETS
Cash and cash equivalents	$295,522	$223,959
Accounts receivable	3,646	7,796
Restricted cash and cash equivalents	247,452	109,375
Restricted liquidity facility collateral	110,000	107,000
Flight equipment held for lease, net of accumulated depreciation of $981,932 and $1,228,052	4,387,986	4,532,445
Net investment in finance leases	—	121,533
Aircraft purchase deposits and progress payments	89,806	4,802
Other assets	90,047	162,042
Total assets	$5,224,459	$5,268,952

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings (including borrowings of ACS Ireland VIEs of $295,952 and $217,541, respectively)	$2,535,759	$1,828,883
Borrowings from unsecured financings	450,757	1,250,671
Accounts payable, accrued expenses and other liabilities	105,432	108,954
Lease rentals received in advance	46,105	51,666
Liquidity facility	110,000	107,000
Security deposits	83,037	87,216
Maintenance payments	347,122	372,555
Fair value of derivative liabilities	141,639	67,950
Total liabilities	3,819,851	3,874,895

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 250,000,000 shares authorized, 72,258,472 shares issued and outstanding at December 31, 2011; and 69,743,929 shares issued and outstanding at September 30, 2012	723	697
Additional paid-in capital	1,400,090	1,373,033
Retained earnings	191,476	162,397
Accumulated other comprehensive loss	(187,681)	(142,070)
Total shareholders’ equity	1,404,608	1,394,057
Total liabilities and shareholders’ equity	$5,224,459	$5,268,952
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Revenues:
Lease rental revenue	$145,890	$159,547	$430,361	$465,413
Amortization of lease premiums, discounts and lease incentives	(4,709)	(6,838)	(10,841)	(6,392)
Maintenance revenue	—	10,944	25,006	37,126
Total lease rentals	141,181	163,653	444,526	496,147
Other revenue	326	9,213	3,733	13,815
Total revenues	141,507	172,866	448,259	509,962

Expenses:
Depreciation	60,132	68,413	178,299	200,024
Interest, net	48,872	54,101	150,384	167,203
Selling, general and administrative (including non-cash share based payment expense of $1,619 and $1,128 for the three months ended, and $4,692 and $3,233 for the nine months ended September 30, 2011 and 2012, respectively)	12,200	11,907	36,309	36,616
Impairment of Aircraft	1,236	78,676	6,436	88,787
Maintenance and other costs	4,045	3,926	10,944	11,943
Total expenses	126,485	217,023	382,372	504,573

Other income (expense):
Gain on sale of flight equipment	8,997	11	28,958	3,062
Other	(117)	—	(153)	604
Total other income (expense)	8,880	11	28,805	3,666

Income (loss) from continuing operations before income taxes	23,902	(44,146)	94,692	9,055
Income tax provision	1,237	1,701	6,041	5,976
Net income (loss)	$22,665	$(45,847)	$88,651	$3,079

Earnings (loss) per common share — Basic:
Net income (loss) per share	$0.31	$(0.65)	$1.15	$0.04

Earnings (loss) per common share — Diluted:
Net income (loss) per share	$0.31	$(0.65)	$1.15	$0.04

Dividends declared per share	$0.125	$0.150	$0.350	$0.450

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012

Net income (loss)	$22,665	$(45,847)	$88,651	$3,079
Other comprehensive income, net of tax:
Net change in fair value of derivatives, net of tax expense of $48 and $37 for the three months ended, and $576 and $465 for the nine months ended September 30, 2011 and 2012, respectively	(2,967)	1,426	21,079	23,708
Net derivative loss reclassified into earnings	5,717	8,966	13,943	21,903
Other comprehensive income	2,750	10,392	35,022	45,611
Total comprehensive income (loss)	$25,415	$(35,455)	$123,673	$48,690

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2012
Cash flows from operating activities:
Net income	$88,651	$3,079
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	178,299	200,024
Amortization of deferred financing costs	12,394	10,082
Amortization of net lease discounts and lease incentives	10,841	6,392
Deferred income taxes	3,854	3,609
Non-cash share based payment expense	4,692	3,233
Cash flow hedges reclassified into earnings	13,943	21,903
Ineffective portion of cash flow hedges	(716)	1,840
Security deposits and maintenance payments included in earnings	(25,262)	(36,312)
Gain on sale of flight equipment	(28,958)	(3,062)
Impairment of aircraft	6,436	88,787
Other	654	1,820
Changes in certain assets and liabilities:
Accounts receivable	(1,629)	(9,180)
Restricted cash and cash equivalents related to operating activities	6,035	—
Other assets	(3,098)	(3,278)
Accounts payable, accrued expenses and other liabilities	(7,446)	14,071
Lease rentals received in advance	(3,517)	2,948
Net cash provided by operating activities	255,173	305,956
Cash flows from investing activities:
Acquisition and improvement of flight equipment and lease incentives	(409,421)	(450,962)
Proceeds from sale of flight equipment	318,547	54,439
Restricted cash and cash equivalents related to sale of flight equipment	—	35,762
Aircraft purchase deposits and progress payments	(96,939)	(25,155)
Net investment in finance leases	—	(91,500)
Collections on finance leases	—	2,041
Purchase of debt investment	—	(43,626)
Principal repayments on debt investment	—	3,245
Other	(35)	(544)
Net cash used in investing activities	(187,848)	(516,300)
Cash flows from financing activities:
Repurchase of shares	(91,402)	(30,692)
Proceeds from term debt financings	388,894	877,100
Securitization and term debt financing repayments	(317,504)	(783,976)
Deferred financing costs	(18,175)	(17,794)
Restricted secured liquidity facility collateral	(36,000)	3,000
Secured liquidity facility collateral	36,000	(3,000)
Restricted cash and cash equivalents related to financing activities	(10,556)	102,315
Security deposits received	17,088	11,400
Security deposits returned	(7,764)	(3,217)
Maintenance payments received	89,184	103,527
Maintenance payments returned	(65,608)	(36,967)
Payments for terminated cash flow hedges	—	(50,757)
Dividends paid	(25,185)	(32,158)
Net cash (used in) provided by financing activities	(41,028)	138,781
Net increase (decrease) in cash and cash equivalents	26,297	(71,563)
Cash and cash equivalents at beginning of period	239,957	295,522
Cash and cash equivalents at end of period	$266,254	$223,959
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$130,923	$114,538
Cash paid for income taxes	$1,612	$1,765
Supplemental disclosures of non-cash investing activities:
Purchase deposits, advance lease rentals and security deposits assumed in asset acquisitions	$267	$18,988
Security deposits, maintenance liabilities and other liabilities settled in sale of flight equipment	$11,066	$7,817
Supplemental disclosures of non-cash financing activities:
Security deposits converted to advance lease rentals	$627	$356
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2012

Note 1. Summary of Significant Accounting Policies
Organization and Basis of Presentation
Aircastle Limited (“Aircastle,” the “Company,” “we,” “us” or “our”) is a Bermuda exempted company that was incorporated on October 29, 2004 under the provisions of Section 14 of the Companies Act of 1981 of Bermuda. Aircastle’s business is investing in aviation assets, including leasing, managing and selling commercial jet aircraft to airlines throughout the world and investing in aircraft related debt investments.
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
For the year ended December 31, 2011, we revised the presentation in our consolidated statements of cash flows to reflect the net change in restricted cash and cash equivalents from security deposits and maintenance payments as financing activities. For the nine months ended September 30, 2011, our consolidated statements of cash flows reflected the net change in restricted cash and cash equivalents from security deposits and maintenance payments as cash flows from operating activities. Therefore, the amounts included for the nine months ended September 30, 2011 have been reclassified to conform to the current period presentation.
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure since the balance sheet date of September 30, 2012 through the date on which the consolidated financial statements included in this Form 10-Q were issued.

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
September 30, 2012

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

Investment in Finance Leases
If a lease meets specific criteria at the inception of a new lease or at any lease modification date, we recognize the lease as a Net investment in finance lease on our Consolidated Balance Sheets. The net investment in finance leases consists of lease receivables, less the unearned income, plus the estimated unguaranteed residual value of the leased flight equipment at the lease end date. The unearned income is recognized as Other revenue in our Consolidated Statements of Income over the lease term in a manner that produces a constant rate of return on the Net investment in finance lease.
Collectability of finance leases is evaluated periodically on an individual customer level. The evaluation of the collectability of the finance leases considers the credit of the lessee and the value of the underlying aircraft.

Recent Unadopted Accounting Pronouncements
In August 2010, the FASB issued an exposure draft, “Leases” (the “Lease ED”), which would replace the existing guidance in the Accounting Standards Codification (“ASC”) 840 (“ASC 840”), Leases. In June 2012, the FASB decided that leases would be classified as either leases of property or leases of assets other than property. Leases of property will

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2012

continue to use operating lease accounting. Leases of other than property would use the receivable residual approach. Under the receivable residual approach, a lease receivable would be recognized for the lessor’s right to receive lease payments, a portion of the carrying amount of the underlying asset would be allocated between the right of use granted to the lessee and the lessor’s residual value and profit or loss would only be recognized at commencement if it is reasonably assured. The FASB completed all of its deliberations and decided to re-expose the Lease ED in the first quarter of 2013. We anticipate that the final standard may have an effective date no earlier than 2016. When and if the proposed guidance becomes effective, it may have a significant impact on the Company’s consolidated financial statements. Although we believe the presentation of our financial statements, and those of our lessees could change, we do not believe the accounting pronouncement will change the fundamental economic reasons for which the airlines lease aircraft. Therefore, we do not believe it will have a material impact on our business.

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
The following tables set forth our financial assets and liabilities as of December 31, 2011 and September 30, 2012 that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2012

		Fair Value Measurements at September 30, 2012 Using Fair Value Hierarchy
	Fair Value as of September 30, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$223,959	$223,959	$—	$—	Market
Restricted cash and cash equivalents	109,375	109,375	—	—	Market
Total	$333,334	$333,334	$—	$—

Liabilities:
Derivative liabilities	$67,950	$—	$67,950	$—	Income
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
On April 4, 2012, the interest rate derivatives included in Level 3 were terminated when the related hedged debt was repaid with proceeds from the Senior Notes due 2017 and the Senior Notes due 2020 (See Note 6. Securitizations and Term Debt Financings — Unsecured Debt Financings below).
The following tables reflect the activity for the classes of our assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2011 and 2012, respectively:

	Derivative Liabilities
	Three Months Ended September 30,	Nine Months Ended September 30,
	2011	2011
Balance at beginning of period	$(54,526)	$(55,181)
Total gains/(losses), net:
Included in other income (expense)	(117)	(359)
Included in interest expense	(35)	(74)
Included in other comprehensive income	(5,367)	(4,431)
Balance at end of period	$(60,045)	$(60,045)

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2012

	Derivative Liabilities
	Three Months Ended September 30,	Nine Months Ended September 30,
	2012	2012
Balance at beginning of period	$—	$(56,229)
Total gains/(losses), net:
Included in other income (expense)	—	599
Included in interest expense	—	73
Included in other comprehensive income	—	4,800
Settlements	—	50,757
Balance at end of period	$—	$—
For the three and nine months ended September 30, 2011 , we had no transfers into or out of Level 3 and we had no purchases, issuances, sales or settlements of Level 3 items. For the three and nine months ended September 30, 2012, we had no transfers into or out of Level 3; however in 2012 we did terminate all Level 3 interest rate derivatives.
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
In the three months ended June 30, 2011, we recognized an impairment of $5,200 related to a Boeing Model 737-400 aircraft triggered by the early termination of the lease and the change to estimated future cash flows. During the third quarter of 2011, we recorded an additional impairment of $1,236 related to this aircraft triggered by our decision to sell the aircraft, whereupon we adjusted the net book value of the aircraft to the estimated disposition value. During the three months ended June 30, 2011, we recorded $2,267 of maintenance revenue and reversed $878 of lease incentive accruals related to the former lessee of this aircraft.
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
As more fully described in our Annual Report on Form 10-K for the year ended December 31, 2011, we perform a recoverability assessment of all aircraft in our fleet, on an aircraft-by-aircraft basis, at least annually. We performed this recoverability assessment during the third quarter of 2012. Management develops the assumptions used in the recoverability assessment based on current and future expectations of the global demand for a particular aircraft type and historical experience in the aircraft leasing market and aviation industry, as well as information received from third party industry sources. The factors considered in estimating the undiscounted cash flows are impacted by changes in future periods due to changes in contracted lease rates, residual values, economic conditions, technology, airline demand for a particular aircraft type and other factors. In particular, many of our assumptions were driven primarily by weak market demand for older technology narrow- and wide-body model aircraft caused by slowing global economic growth rates, declining business confidence levels and higher fuel prices. In the case of Boeing 737 “Classic” aircraft, production rate increases by both Boeing and Airbus for newer generation narrowbody aircraft, coupled with slowing demand growth, is enabling more rapid replacement of earlier generation aircraft. Storage levels for these aircraft types have increased during the last twelve months. While we believe that the estimates and related assumptions used in the recoverability assessment are appropriate, actual results could differ from those estimates.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2012

Following completion of the recoverability analysis, we took the following actions:

•
We determined that the cash flows expected to be generated by certain of our aircraft did not support our carrying values and therefore these aircraft did not pass our recoverability assessment. As a result, we impaired four Boeing Model 767-300ER aircraft, eight Boeing 737 “Classic” aircraft, and one Airbus Model A310-300F freighter aircraft and recorded aggregate impairment charges of $67,370 to write these aircraft down to current market values. For some of these aircraft we also shortened the expected lives and/or reduced the residual values.

•	For seven other aircraft that passed the recoverability assessment, we took the following steps:

◦
Shortened the expected lives of one Airbus A330-300 aircraft, five Boeing Model 767-300ER aircraft and one McDonnell Douglas MD-11SF aircraft, primarily to reflect the specific maintenance schedule that we expect for the airframe and related engines. With weaker expected market demand for these aircraft, we believe significant further investments in these aircraft would not be justified, so we adjusted the remaining lives of these aircraft to end prior to the next expected major maintenance event and/or

◦
In the case of Boeing Model 767-300ER aircraft, reduced the residual value to reflect our current estimates. Again, due to market conditions and the change in expected retirement rates for aircraft with similar engines and other components, we determined that scrap values were likely to fall below our previous residual expectations.

During the third quarter of 2012, we elected not to invest in engine performance restoration maintenance visits for two Airbus Model A320-200 “Classic” aircraft with older technology engines and instead agreed with the lessee to terminate the leases prior to scheduled expiry and pursue part-out sales. Following agreement with our customer to terminate the leases, these aircraft failed the recoverability assessment and we recorded impairment charges of $11,306 and we recorded $10,159 of maintenance revenue and reversed $1,157 of lease incentives for the three months ended September 30, 2012, for these two aircraft.
Reducing the expected lives or anticipated residual values for aircraft in our fleet will accelerate the future depreciation on these aircraft, which will be partly offset by reduced depreciation on aircraft that we impaired. As described above, these changes in depreciation going forward will affect 22 aircraft. For these 22 aircraft, our depreciation expense will increase by approximately $838 in the fourth quarter of 2012, as compared to the three months ended September 30, 2012. We estimate an annual increase in depreciation for these 22 aircraft for the year ended December 31, 2013, of approximately $1,442 for these aircraft, although future depreciation is expected to decrease as these aircraft reach the end of their holding periods.
Other than the aircraft discussed above, management believes that the net book value of each aircraft is currently supported by the estimated future undiscounted cash flows expected to be generated by that aircraft, and accordingly, no other aircraft were impaired as a consequence of this recoverability assessment. In addition our lessees may face financial difficulties and return aircraft to us prior to the contractual lease expiry dates. As a result, our cash flow assumptions may change and future impairment charges may be required.
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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2012

The carrying amounts and fair values of our financial instruments at December 31, 2011 and September 30, 2012 are as follows:

	December 31, 2011		September 30, 2012
	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)
Securitizations and term debt financings	$(1,873,652)	$(1,681,023)	$(1,130,965)	$(999,160)
ECA term financings	(536,107)	(524,373)	(581,823)	(603,439)
Bank financings	(126,000)	(126,000)	(116,095)	(120,154)
Senior Notes	(450,757)	(482,625)	(1,250,671)	(1,390,675)
All of our financial instruments are classified as Level 2 with the exception of our Senior Notes, which are classified as Level 1.

Note 3. Lease Rental Revenues and Flight Equipment Held for Lease
Minimum future annual lease rentals contracted to be received under our existing operating leases of flight equipment at September 30, 2012 were as follows:

Year Ending December 31,	Amount
Remainder of 2012	$152,159
2013	569,476
2014	477,385
2015	417,623
2016	356,038
2017	246,324
Thereafter	485,645
Total	$2,704,650
Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Region	2011	2012	2011	2012
Europe	44%	37%	45%	40%
Asia and Pacific	25%	33%	24%	30%
North America	12%	12%	13%	12%
Latin America	7%	7%	8%	7%
Middle East and Africa	12%	11%	10%	11%
Total	100%	100%	100%	100%
The classification of regions in the tables above and in the table and discussion below is determined based on the principal location of the lessee of each aircraft.
For the three months ended September 30, 2011, one customer accounted for 10% of lease rental revenue and three additional customers accounted for a combined 19% of lease rental revenue. No other customer accounted for more than 5% of lease rental revenue. For the three months ended September 30, 2012, one customer accounted for 9% of lease rental revenue and four additional customers accounted for a combined 24% of lease rental revenue. No other customer accounted for more than 5% of lease rental revenue.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2012

For the nine months ended September 30, 2011, one customer accounted for 11% of lease rental revenue and three additional customers accounted for a combined 18% of lease rental revenue. No other customer accounted for more than 5% of lease rental revenue.  For the nine months ended September 30, 2012, one customer accounted for 10% of lease rental revenue and four additional customers accounted for a combined 25% of lease rental revenue. No other customer accounted for more than 5% of lease rental revenue.
The following table sets forth revenue attributable to individual countries representing at least 10% of total revenue (including maintenance revenue) based on each lessee’s principal place of business:

	Three Months Ended September 30,
	2011			2012
Country	Revenue	Percent of Total Revenue	Number of Lessees	Revenue	Percent of Total Revenue	Number of Lessees
China	$18,431	13%	4	$19,303	11%	4
United States	14,844	10%	4	17,685	10%	6
Russia (1)	—	—%	—	17,472	10%	8
(1) Total revenue attributable to Russia was less than 10% for the three months ended September 30, 2011.

	Nine Months Ended September 30,
	2011			2012
Country	Revenue	Percent of Total Revenue	Number of Lessees	Revenue	Percent of Total Revenue	Number of Lessees
United States	$48,261	11%	4	$61,366	12%	6
China	50,832	11%	5	56,160	11%	4
Russia(1)	—	—%	—	50,280	10%	8

(1) Total revenue attributable to Russia was less than 10% for the nine months ended September 30, 2011.

Geographic concentration of net book value of flight equipment (includes net book value of flight equipment held for lease and net investment in finance leases) was as follows:

	December 31, 2011			September 30, 2012
Region	Number of Aircraft		Net Book Value %	Number of Aircraft		Net Book Value %
Europe	66		41%	70		37%
Asia and Pacific	39		28%	49		33%
North America	16		9%	18		11%
Latin America	10		6%	11		6%
Middle East and Africa	9		15%	8		13%
Off-lease	4	(1)	1%	1	(2)	—%
Total	144		100%	157		100%

(1)
Includes two Boeing Model 747-400 aircraft being converted from passenger to freighter configuration, one of these aircraft was delivered to a customer in North America in January 2012 and one was delivered to a customer in North America in April 2012; one Airbus Model A320-200 aircraft which was delivered to a customer in Europe in March, 2012, and one Boeing Model 737-400 aircraft which was sold in January 2012.

(2)	One Boeing Model 767-300ER aircraft that we are marketing for lease or sale.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2012

The following table sets forth net book value of flight equipment (includes net book value of flight equipment held for lease and net investment in finance leases) attributable to individual countries representing at least 10% of net book value of flight equipment based on each lessee’s principal place of business as of:

	December 31, 2011			September 30, 2012
Country	Net Book Value	Net Book Value %	Number of Lessees	Net Book Value	Net Book Value %	Number of Lessees
China	$526,008	12%	4	$521,715	11%	4
Russia(1)	453,695	10%	8	—	—%	—
United States (2)	—	—%	—	492,530	11%	5
(1) The net book value of flight equipment attributable to Russia was less than 10% as of September 30, 2012.
(2) The net book value of flight equipment attributable to the United States was less than 10% as of December 31, 2011.

 At December 31, 2011 and September 30, 2012, the amounts of lease incentive liabilities recorded in maintenance payments on the consolidated balance sheets were $28,412 and $20,189, respectively.

Note 4. Net Investment in Finance Leases
At September 30, 2012, our net investment in finance leases represents six aircraft leased to a customer in Germany and three aircraft leased to a customer in the United States. The net book value of the three aircraft leased to a customer in the United States was transferred from flight equipment held for lease to net investment in finance leases on our consolidated balance sheet during the third quarter of 2012. The following table lists the components of our net investment in finance leases at September 30, 2012:

Amount
Total lease payments to be received	$134,519
Less: Unearned income	(78,110)
Estimated residual values of leased flight equipment (unguaranteed)	65,124
Net investment in finance leases	$121,533

At September 30, 2012, minimum future lease payments on finance leases are as follows:

Year Ending December 31,	Amount
Remainder of 2012	$5,730
2013	22,070
2014	21,390
2015	21,390
2016	21,390
2017	20,948
Thereafter	21,601
Total	$134,519

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2012

Note 5. Variable Interest Entities
Aircastle consolidates eight VIEs of which it is the primary beneficiary. The operating activities of these VIEs are limited to acquiring, owning, leasing, maintaining, operating and, under certain circumstances, selling the 21 aircraft discussed below.
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
Aircastle is the primary beneficiary of ACS Ireland and ACS Ireland 2 (collectively, the “ACS Ireland VIEs”), as we have both the power to direct the activities of the VIEs that most significantly impact the economic performance of such VIEs and we bear the significant risk of loss and participate in gains through Class E-1 Securities. Although Aircastle has not guaranteed the ACS Ireland VIEs debt, Aircastle wholly owns the ACS Bermuda Group which has fully and unconditionally guaranteed the ACS Ireland VIEs obligations. The activity that most significantly impacts the economic performance is the leasing of aircraft. Aircastle Advisor (Ireland) Limited (Aircastle’s wholly owned subsidiary) is the remarketing servicer and is responsible for the leasing of the aircraft. An Irish charitable trust owns 95% of the common shares of the ACS Ireland VIEs. The Irish charitable trust’s risk is limited to its annual dividend of $2 per VIE. At September 30, 2012, the assets of the two VIEs include 12 aircraft transferred into the VIEs at historical cost basis in connection with Securitization No. 1 and Securitization No. 2.
The combined assets of the ACS Ireland VIEs as of September 30, 2012 are $353,600. The combined liabilities of the ACS Ireland VIEs, net of $72,068 Class E-1 Securities held by the Company, which is eliminated in consolidation, as of September 30, 2012 are $327,127.

ECA Term Financings
Aircastle, through various subsidiaries, each of which is owned by a charitable trust (such entities, collectively the “Air Knight VIEs”), entered into ten different twelve-year term loans, which are supported by guarantees from Compagnie Francaise d’ Assurance pour le Commerce Exterieur, (“COFACE”), the French government sponsored export credit agency (“ECA”). These loans provided for the financing for ten new Airbus Model A330-200 aircraft. In June 2011, we repaid one of these loans from the proceeds of the sale of the related aircraft. At September 30, 2012, Aircastle had nine outstanding term loans with guarantees from COFACE. We refer to these COFACE-supported financings as “ECA Term Financings.”
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
The only assets that the Air Knight VIEs have on their books are financing leases that are eliminated in the consolidated financial statements and deferred financing costs. The related aircraft, with a net book value as of September 30, 2012 were $739,689, are included in our flight equipment held for lease. The consolidated debt outstanding of the Air Knight VIEs as of September 30, 2012 is $581,823.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2012

Note 6. Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured term debt financings were as follows:

	At December 31, 2011	At September 30, 2012
Debt Obligation	Outstanding Borrowings	Outstanding Borrowings	Interest Rate(1)	Final Stated Maturity(2)
Secured Debt Financings:
Securitization No. 1	$387,124	$323,266	0.49%	06/20/31
Securitization No. 2	891,452	807,699	0.54%	06/14/37
Term Financing No. 1	595,076	—	—%	N/A
ECA Term Financings	536,107	581,823	2.65% to 3.96%	12/03/21 to 04/03/24
Bank Financings	126,000	116,095	4.22% to 4.57%	09/15/15 to 10/26/17
Total secured debt financings	2,535,759	1,828,883

Unsecured Debt Financings:
Senior Notes due 2017	—	500,000	6.75%	04/15/17
Senior Notes due 2018	450,757	450,671	9.75%	08/01/18
Senior Notes due 2020	—	300,000	7.625%	04/15/20
2010 Revolving Credit Facility	—	—	N/A	09/28/13
Total unsecured debt financings	450,757	1,250,671

Total secured and unsecured debt financings	$2,986,516	$3,079,554

(1)	Reflects floating rate in effect at the applicable reset date plus the margin except for the ECA Term Financings, Bank Financings and the Senior Notes due 2017, 2018 and 2020, which are fixed rate.

(2)	For Securitization No. 1 and Securitization No. 2, all cash flows available after expenses and interest is applied to debt amortization.

The following securitizations include liquidity facility commitments described in the table below:

		Available Liquidity
Facility	Liquidity Facility Provider	December 31, 2011	September 30, 2012	Unused Fee	Interest Rate on any Advances
Securitization No. 1	Crédit Agricole Corporate and Investment Bank	$42,000	$42,000	0.45%	1M Libor + 1.00
Securitization No. 2	HSH Nordbank AG	66,859	65,000	0.50%	1M Libor + 0.75

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
As of September 30, 2012, we are in compliance with all applicable covenants in all of our financings.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2012

Note 7. Dividends
The following table sets forth the quarterly dividends declared by our board of directors for the periods covered in this report:

Declaration Date	Dividend per Common Share	Aggregate Dividend Amount	Record Date	Payment Date
December 6, 2010	$0.100	$7,964	December 31, 2010	January 14, 2011
March 8, 2011	$0.100	$7,857	March 31, 2011	April 15, 2011
June 27, 2011	$0.125	$9,364	July 7, 2011	July 15, 2011
September 14, 2011	$0.125	$9,035	September 30, 2011	October 14, 2011
November 7, 2011	$0.150	$10,839	November 30, 2011	December 15, 2011
February 17, 2012	$0.150	$10,865	February 29, 2012	March 15, 2012
May 2, 2012	$0.150	$10,847	May 31, 2012	June 15, 2012
August 1, 2012	$0.150	$10,464	August 31, 2012	September 14, 2012

Note 8.  Shareholders' Equity and Share Based Payment
On May 24, 2012, the Company's Board of Directors authorized the repurchase of up to $50,000 of the Company's common shares.  Under the program, the Company may purchase its common shares from time to time in the open market or in privately negotiated transactions.  The amount and timing of the purchases will depend on a number of factors, including the price and availability of the Company's common shares, trading volume and general market conditions.  The Company may also from time to time establish a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”) to facilitate purchases of its common shares under this authorization. Through September 30, 2012, we repurchased 2,500,002 shares from Fortress Investment Group and certain of its affiliates at a total cost of $28,500 under the repurchase program and we paid no commissions on this transaction.
On November 5, 2012, the Company's Board of Directors authorized an increase in the Company's share repurchase program by up to an additional $28,500 of its common shares, bringing the total back up to $50,000 of its common shares in the aggregate.

Note 9. Earnings Per Share
We include all common shares granted under our incentive compensation plan which remain unvested (“restricted common shares”) and contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (“participating securities”), in the number of shares outstanding in our basic earnings per share calculations using the two-class method. We use the more dilutive of the two-class method or the treasury stock method to calculate diluted earnings per share. All of our restricted common shares are currently participating securities.
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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2012

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Weighted-average shares:
Common shares outstanding	72,950,361	70,349,265	75,791,005	71,248,765
Restricted common shares	970,559	571,326	965,655	596,749
Total weighted-average shares	73,920,920	70,920,591	76,756,660	71,845,514

Percentage of weighted-average shares:
Common shares outstanding	98.69%	99.19%	98.74%	99.17%
Restricted common shares	1.31%	0.81%	1.26%	0.83%
Total	100.00%	100.00%	100.00%	100.00%

For the three months ended September 30, 2012, the treasury stock method was used in calculating diluted earnings per share as it resulted in a more dilutive earnings per share amount.
The calculations of both basic and diluted earnings per share are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2012		2011		2012
Earnings (loss) per share – Basic:
Net income (loss)	$22,665		$(45,847)		$88,651		$3,079
Less: Distributed and undistributed earnings allocated to restricted common shares (a)	(298)		369		(1,115)		(25)
Earnings (loss) available to common shareholders – Basic	$22,367		$(45,478)		$87,536		$3,054

Weighted-average common shares outstanding – Basic	72,950,361		70,349,265		75,791,005		71,248,765

Earnings (loss) per common share – Basic	$0.31		$(0.65)		$1.15		$0.04

Earnings (loss) per share – Diluted:
Net income (loss)	$22,665		$(45,847)		$88,651		$3,079
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(298)		369		(1,115)		(25)
Earnings (loss) available to common shareholders – Diluted	$22,367		$(45,478)		$87,536		$3,054

Weighted-average common shares outstanding – Basic	72,950,361		70,349,265		75,791,005		71,248,765
Effect of dilutive shares	—	(b)	—	(b)	—	(b)	—	(b)
Weighted-average common shares outstanding – Diluted	72,950,361		70,349,265		75,791,005		71,248,765

Earnings (loss) per common share – Diluted	$0.31		$(0.65)		$1.15		$0.04

(a)
For the three months ended September 30, 2011 and 2012, distributed and undistributed earnings to restricted shares is 1.31% and 0.81%, respectively, of net income. For the nine months ended September 30, 2011 and 2012, distributed and undistributed earnings to restricted share is 1.26% and 0.83%, respectively. The amount of restricted share forfeitures for all periods present is immaterial to the allocation of distributed and undistributed earnings.

(b)	For the three and nine months ended September 30, 2011 and 2012, we have no dilutive shares.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2012

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
The sources of income (loss) from continuing operations before income taxes for the three and nine months ended September 30, 2011 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
U.S. operations	$372	$572	$1,195	$1,253
Non-U.S. operations	23,530	(44,718)	93,497	7,802
Total	$23,902	$(44,146)	$94,692	$9,055

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
The consolidated income tax expense for the three and nine months ended September 30, 2011 and 2012 was determined based upon estimates of the Company's consolidated effective income tax rates for the years ending December 31, 2011 and 2012, respectively.
The Company's effective tax rates for the three and nine months ended September 30, 2011 were 5.2% and 6.4%, respectively, compared to (3.9)% and 66.0% for the three and nine months ended September 30, 2012, respectively. Movements in the effective tax rates are due primarily to changes in the proportion of the Company's earnings in taxable and non-tax jurisdictions. Because the geographic mix of pre-tax profits and losses in interim periods may not be reflective of full year results, this distorts our interim period effective tax rate. Additionally, the three and nine months ended September 30, 2012 includes a discrete item in the amount of $78,676 related to the impairment of aircraft.
Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Notional U.S. federal income tax expense (benefit) at the statutory rate	$8,365	$(15,451)	$33,142	$3,169
U.S. state and local income tax, net	20	37	68	86
Non-U.S. operations:
Bermuda	(3,597)	20,203	(19,832)	9,439
Ireland	(1,246)	(2,101)	(4,167)	(3,776)
Other	(2,097)	(1,051)	(3,740)	(3,109)
Non-deductible expenses in the U.S.	18	71	806	183
Other	(226)	(7)	(236)	(16)
Income tax provision (benefit)	$1,237	$1,701	$6,041	$5,976

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2012

Note 11. Interest, Net
The following table shows the components of interest, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities (a)	$42,066	$41,373	$129,757	$135,140
Hedge ineffectiveness (gains) losses	(118)	1,474	(716)	1,840
Amortization of interest rate derivatives related to deferred losses (b)	5,717	8,966	13,943	21,903
Amortization of deferred financing fees (c)	2,977	2,391	12,394	10,082
Interest Expense	50,642	54,204	155,378	168,965
Less interest income	(95)	(103)	(355)	(447)
Less capitalized interest	(1,675)	—	(4,639)	(1,315)
Interest, net	$48,872	$54,101	$150,384	$167,203

(a)	For the nine months ended September 30, 2011, includes the loan termination fee of $3,196 related to an aircraft sold in June, 2011.

(b)
For the three months ended September 30, 2011, includes accelerated amortization of deferred hedge losses in the amount of $1,704 related to an aircraft sold in September 2011. For the nine months ended September 30, 2011, includes accelerated amortization of deferred hedge losses in the amount of $3,543 related to two aircraft sold in 2011.

(c)
For the nine months ended September 30, 2011, includes the write-off of deferred financing fees of $2,456 related to an aircraft sold in June, 2011. For the nine months ended September 30, 2012, includes the write-off of deferred financing fees of $2,914 related to the pay-off of Term Financing No. 1.

Note 12. Commitments and Contingencies
At September 30, 2012, we had commitments to acquire three aircraft in the fourth quarter of 2012 for $168,100. We no longer have any commitments to convert passenger aircraft to cargo aircraft.

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
We held the following interest rate derivatives as of September 30, 2012:

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2012

	Derivative Liabilities
Hedged Item	Current Notional Amount	Effective Date	Maturity Date	Future Maximum Notional Amount	Floating Rate	Fixed Rate	Balance Sheet Location	Fair Value
Interest rate derivatives designated as cash flow hedges:
Securitization No. 1	$343,972	Jun-06	Jun-16	$343,972	1M LIBOR + 0.27%	5.78%	Fair value of derivative liabilities	$54,526
Securitization No. 2	611,530	Jun-12	Jun-17	611,530	1M LIBOR	1.26% to 1.28%	Fair value of derivative liabilities	13,424
Total interest rate derivatives designated as cash flow hedges	$955,502			$955,502				$67,950

Four interest rate derivatives hedging Securitization No. 2 matured on June 8, 2012. The two interest rate derivatives hedging Term Financing No. 1 were terminated on April 4, 2012 resulting in a net deferred loss of $50,429 which is being amortized into interest expense using the interest rate method.
The weighted average interest pay rates of these derivatives at December 31, 2011 and September 30, 2012 were 5.03% and 2.89%, respectively.
For the nine months ended September 30, 2012, the amount of loss reclassified from accumulated other comprehensive income (“OCI”) into interest expense related to net interest settlements on active interest rate derivatives was $40,569. The amount of loss expected to be reclassified from OCI into interest expense over the next 12 months related to net interest settlements on active interest rate derivatives is $21,290.
Our interest rate derivatives involve counterparty credit risk. As of September 30, 2012, our interest rate derivatives are held with the following counterparties: JP Morgan Chase Bank NA, Citibank Canada NA, and Wells Fargo Bank NA. All of our counterparties or guarantors of these counterparties are considered investment grade (senior unsecured ratings of Baa2 or above) by Moody’s Investors Service. All are also considered investment grade (long-term foreign issuer ratings of A- or above) by Standard and Poor’s. We do not anticipate that any of these counterparties will fail to meet their obligations.
In addition to the derivative liability above, another component of the fair value of our interest rate derivatives is accrued interest. As of September 30, 2012, accrued interest payable included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheet was $1,080 related to interest rate derivatives designated as cash flow hedges.
Following is the effect of interest rate derivatives on the statement of financial performance for the nine months ended September 30, 2012:

Effective Portion				Ineffective Portion
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (a)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (b)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative (c)
Interest rate derivatives	$(16,059)	Interest expense	$(61,670)	Interest expense	$(3,754)

(a)
This represents the change in fair market value of our interest rate derivatives since year end, net of taxes, offset by the amount of actual cash paid related to the net settlements of the interest rate derivatives for each of the nine months ended September 30, 2012.

(b)
This represents the amount of actual cash paid, net of taxes, related to the net settlements of the interest rate derivatives for each of the nine months ended September 30, 2012 plus any effective amortization of net deferred interest rate derivative losses.

(c)	This represents both realized and unrealized ineffectiveness incurred during the nine months ended September 30, 2012.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2012

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
For the nine months ended September 30, 2012, the amount of deferred net loss reclassified from OCI into interest expense related to our terminated interest rate derivatives was $21,903. The amount of deferred net loss expected to be reclassified from OCI into interest expense over the next 12 months related to our terminated interest rate derivatives is $31,095 of which $17,887 relates to Term Financing No. 1 interest rate derivatives terminated in 2012, $4,094 relates to Term Financing No. 1 derivatives terminated in 2008, $8,559 relates to ECA Term Financings for New A330 Aircraft and $555 relates to other financings.
The following table summarizes amounts charged directly to the consolidated statement of income for the three and nine months ended September 30, 2011 and 2012, respectively, related to our interest rate derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Interest Expense:
Hedge ineffectiveness (gains) losses	$(118)	$1,474	$(716)	$1,840
Amortization:
Accelerated amortization of deferred losses(a)	1,704	—	3,551	—
Amortization of deferred losses	4,013	8,966	10,392	21,903
Total Amortization	5,717	8,966	13,943	21,903
Total charged to interest expense	$5,599	$10,440	$13,227	$23,743

Other Income (Expense):
Mark to market (losses) gains on undesignated interest rate derivatives	$(117)	$—	$(733)	$599
Total charged to other income (expense)	$(117)	$—	$(733)	$599

(a)
For the three months ended September 30, 2011, includes accelerated amortization of deferred hedge losses in the amount of $1,704 related to an aircraft sold in September 2011. For the nine months ended September 30, 2011, includes accelerated amortization of deferred hedge losses in the amount of $3,543 related to two aircraft sold in 2011.

Note 14. Other Assets
The following table describes the principal components of other assets on our consolidated balance sheet as of:

	December 31, 2011	September 30, 2012
Debt investments(1)	$—	$42,667
Deferred debt issuance costs, net of amortization of $55,173 and $52,174, respectively	35,960	43,586
Deferred federal income tax asset	22,036	23,826
Lease incentives and lease premiums, net of amortization of $19,294 and $23,858, respectively	20,490	45,313
Other assets	11,561	6,650
Total other assets	$90,047	$162,042

(1)
Represents a loan we acquired in March 2012 that is secured by a commercial jet aircraft. The loan matures in May 2013. The loan is classified as available for sale and the fair value was determined using the income approach with unobservable inputs.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2012

Note 15. Accounts Payable, Accrued Expenses and Other Liabilities
The following table describes the principal components of accounts payable, accrued expenses and other liabilities recorded on our consolidated balance sheet as of:

	December 31, 2011	September 30, 2012
Accounts payable and accrued expenses	$34,931	$20,883
Deferred federal income tax liability	40,410	46,825
Accrued interest payable	27,849	40,326
Lease discounts, net of amortization of $30,830 and $30,761 respectively	2,242	920
Total accounts payable, accrued expenses and other liabilities	$105,432	$108,954

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

WEBSITE AND ACCESS TO COMPANY’S REPORTS
The Company’s Internet website can be found at www.aircastle.com. Our annual reports on Forms 10-K, quarterly reports on Forms 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") are available free of charge through our website under “Investors — SEC Filings” as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.
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

OVERVIEW
We acquire, lease, and sell high-utility commercial jet aircraft. High-utility aircraft are generally modern and operationally efficient jets with many operators and have long useful lives. As of September 30, 2012, our portfolio consisted of 157 aircraft leased to 68 lessees located in 36 countries. Our aircraft fleet is managed by an experienced team based in the United States, Ireland and Singapore. Typically, our aircraft are subject to net leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs, although in a majority of cases, we are obligated to pay a portion of specified maintenance or modification costs. From time to time, we also make investments in other aviation assets, including debt investments secured by commercial jet aircraft. Our revenues and income (loss) from continuing operations for the three and nine months ended September 30, 2012 were $172.9 million and $(45.8) million, $510.0 million and $3.1 million, respectively.
The commercial jet aircraft market has grown 41% over the past 10 years. Increasing global economic activity together with a proliferation of air travel in emerging economies has driven the long-term growth in the commercial jet aircraft market. At the same time, the share of the world's commercial jet aircraft owned by leasing companies has expanded to 40% as compared to 25% ten years ago. However, aircraft trading volumes during 2012 have been low and the availability of equity and debt capital remains somewhat limited for the type of aircraft investments we are currently pursuing.
In spite of these near-term challenges, we plan to grow our business and profits over the long-term by continuing to employ the following elements of our fundamental business strategy:

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

For the first nine months of 2012, air traffic data demonstrated improvement in the passenger markets while the air cargo markets shrank. According to the International Air Transport Association, global passenger traffic increased by 5.7% while air cargo traffic, measured in freight ton kilometers, decreased 1.9% as compared to the same period in 2011. There are significant regional variations and airlines operating primarily in areas with slower economic growth, such as Europe, or with political instability, such as North Africa and the Middle East, may see more modest growth. While both passenger and air cargo growth rates are vulnerable to slowing economic growth and uncertain business conditions in the near term, over the long-term, we believe the market will be driven, to a large extent, by expansion of emerging market economies and rising levels of per capita air travel in those markets.
We intend to pay quarterly dividends to our shareholders based on the company’s sustainable earnings levels; however, our ability to pay quarterly dividends will depend upon many factors, including those as previously disclosed in Aircastle’s 2011 Annual Report on Form 10-K. On February 17, 2012, our board of directors declared a regular quarterly dividend of $0.15 per common share, or an aggregate of $10.9 million, for the three months ended March 31, 2012, which was paid on March 15, 2012 to holders of record on February 29, 2012. On May 2, 2012, our board of directors declared a regular quarterly dividend of $0.15 per common share, or an aggregate of $10.8 million, for the three months ended June 30, 2012, which was paid on June 15, 2012 to holders of record on May 31, 2012. On August 1, 2012, our board of directors declared a regular quarterly dividend of $0.15 per common share, or an aggregate of $10.5 million, for the three months ended September 30, 2012, which was paid on September 15, 2012 to holders of record on August 31, 2012. This dividend may not be indicative of the amount of any future dividends. On November 5, 2012, our board of directors declared a regular quarterly dividend of $0.165 per common share for the three months ended December 31, 2012, which will be paid on December 14, 2012 to holders of record on November 30, 2012.

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

2012 Lease Expirations and Lease Placements
At the beginning of 2012, we had 17 aircraft with scheduled lease expirations in 2012 and we leased, extended or sold, or committed to lease, extend or sell, 14 of these aircraft, and we have a letter of intent to lease one aircraft, leaving us with two such aircraft that we are marketing for lease or sale in 2012. We are also marketing two Boeing Model 747-400 converted freighter aircraft for lease or sale in 2012. One of these aircraft was returned to us in October 2012 by Southern Air Inc. ("Southern"), which filed for bankruptcy protection in the third quarter of 2012. Southern continues to operate a second Boeing Model 747-400 converted freighter, and we expect this aircraft will be returned to us in the fourth quarter of 2012.
The four aircraft we are currently marketing for lease or sale in 2012 represented 2.5% of our total net book value of flight equipment held for lease (includes net book value of flight equipment held for lease and net investment in finance leases) at September 30, 2012.
In addition:

•
We have a commitment to lease one Boeing Model 747-400 converted freighter aircraft which we expect to return to us from another customer under a mutually agreed early termination arrangement in the fourth quarter of 2012.

•	We entered into lease extension agreements for two Boeing Model 737-700 aircraft which were returned to us earlier in 2012 and placed on short-term leases.

•
We agreed to an early termination of the lease for one Airbus Model A330-200 aircraft and have a commitment to lease the aircraft to another customer.  We expect this transition to occur in the fourth quarter of 2012.  We collected an early termination fee of $6.9 million under that agreement, $3.9 million of which we recorded as other revenue in the third quarter of 2012 and the remainder of which we expect to be recorded as other revenue in the fourth quarter of 2012.

•
We agreed to an early termination of the leases for two 1991-vintage Airbus Model A320-200 aircraft in the fourth quarter of 2012, and we expect to sell these aircraft for part-out. We recorded impairment charges of $11.3 million and maintenance revenue of $10.2 million in the third quarter of 2012 in connection with that agreement.

2013-2016 Lease Expirations and Lease Placements
Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in the period 2013-2016 representing the percentage of our net book value of flight equipment held for lease at September 30, 2012 specified below:

•	2013: 18 aircraft, representing 6%;

•	2014: 33 aircraft, representing 15%;

•	2015: 18 aircraft, representing 7%; and

•	2016: 24 aircraft, representing 12%.

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

Acquisitions and Disposals
Thus far in 2012, we invested $563.3 million in the following 18 aircraft acquisitions:

•	Two Airbus A330 family aircraft.

•	One Airbus Model A320-200.

•	Eight Boeing Model 737-800s.

•	One Boeing Model 747-400 converted freighter.

•	Six Boeing Model 767-300ERs.
We also have commitments to acquire three aircraft during the balance of 2012.
During the first nine months of 2012, we sold the following aircraft:

•	Two Boeing Model 737 classics.

•	One Boeing Model 757-200.

•	One Boeing Model 767-300ER aircraft which was subject to an insurance settlement following an incident in late 2011.
In addition, we began the part-out sale of a Boeing Model 747-400 passenger configured aircraft, a process we expect to complete in the fourth quarter of 2012. As mentioned above, we also expect to sell two 1991-vintage Airbus Model A320-200 aircraft for part-out following an agreed early lease termination.
During the first nine months of 2012, the aggregate sales price for the aircraft we sold during 2012 was $54.4 million, which resulted in a net gain on the sale of flight equipment of $3.1 million. We repaid debt associated with these aircraft in the amount of $32.6 million.

The following table sets forth certain information with respect to the aircraft owned by us as of September 30, 2012:
AIRCASTLE AIRCRAFT INFORMATION (dollars in millions)

Owned Aircraft as of September 30, 2012(1)
Flight Equipment	$4,654
Unencumbered Flight Equipment	2,010
Number of Aircraft	157
Number of Unencumbered Aircraft	70
Number of Lessees	68
Number of Countries	36
Weighted Average Age – Passenger (years)(2)	11.0
Weighted Average Age – Freighter (years)(2)	10.9
Weighted Average Age – Combined (years)(2)	11.0
Weighted Average Remaining Passenger Lease Term (years)(3)	4.5
Weighted Average Remaining Cargo Lease Term (years)(3)	5.7
Weighted Average Remaining Combined Lease Term (years)(3)	4.9
Weighted Average Fleet Utilization during the three months ended September 30, 2012(4)	99%
Weighted Average Fleet Utilization during the nine months ended September 30, 2012(4)	99%
Portfolio Yield for the three months ended September 30, 2012(5)	14%
Portfolio Yield for the nine months ended September 30, 2012(5)	14%

(1)	Calculated using net book value of flight equipment held for lease and net investment in finance leases as of September 30, 2012.

(2)	Weighted average age (years) by net book value.

(3)	Weighted average remaining lease term (years) by net book value.

(4)	Aircraft on-lease days as a percent of total days in period weighted by net book value, excluding aircraft in freighter conversion.

(5)	Lease rental revenue for the period as a percent of the average net book value of flight equipment held for lease for the period; quarterly information is annualized.

Our owned aircraft portfolio as of September 30, 2012 is listed in Exhibit 99.1 to this report.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of September 30, 2012
	Number of Aircraft	% of Net Book Value
Aircraft Type
Passenger:
Narrowbody	93	37%
Midbody	36	29%
Widebody	2	4%
Total Passenger	131	70%
Freighter	26	30%
Total	157	100%

Manufacturer
Boeing	101	57%
Airbus	56	43%
Total	157	100%

Regional Diversification
Europe	70	37%
Asia and Pacific	49	33%
North America	18	11%
Latin America	11	6%
Middle East and Africa	8	13%
Off-lease(1)	1	—%
Total	157	100%

(1)	One Boeing Model 767-300ER aircraft that we are marketing for lease or sale.

Our largest customer represents less than 8% of the net book value of flight equipment held for lease (includes net book value of flight equipment held for lease and net investment in finance leases) at September 30, 2012. Our top 15 customers for aircraft we owned at September 30, 2012, representing 72 aircraft and 59% of the net book value of flight equipment held for lease, are as follows:

Percent of Net Book Value	Customer	Country	Number of Aircraft
Greater than 6% per customer	South African Airways	South Africa	4
	Hainan Airlines Company	China	9

3% to 6% per customer	Emirates	United Arab Emirates	2
	US Airways	USA	11
	Martinair(1)	Netherlands	5
	SriLankan Airlines	Sri Lanka	5
	Airbridge Cargo(2)	Russia	2
	Jet Airways	India	6
	GOL (3)	Brazil	7

Less than 3% per customer	Iberia Airlines	Spain	6
	Asiana Airlines	South Korea	2
	Cathay Pacific	Hong Kong	1
	KLM (1)	Netherlands	1
	China Eastern Airlines(4)	China	6
	Orenburg Airlines	Russia	4

(1)	Martinair is a wholly owned subsidiary of KLM. If combined with KLM and two other affiliated customers, that represents 9% of flight equipment held for lease.

(2)	Guaranteed by Volga-Dnepr.

(3)	GOL has guaranteed the obligations of an affiliate, VRG Linhas Aereas.

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

RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2011 to the three months ended September 30, 2012:

	Three Months Ended September 30,
	2011	2012
	(Dollars in thousands)
Revenues:
Lease rental revenue	$145,890	$159,547
Amortization of net lease premiums, discounts and lease incentives	(4,709)	(6,838)
Maintenance revenue	—	10,944
Total lease rentals	141,181	163,653
Other revenue	326	9,213
Total revenues	141,507	172,866
Expenses:
Depreciation	60,132	68,413
Interest, net	48,872	54,101
Selling, general and administrative	12,200	11,907
Impairment of aircraft	1,236	78,676
Maintenance and other costs	4,045	3,926
Total operating expenses	126,485	217,023
Other income (expense):
Gain on sale of flight equipment	8,997	11
Other income (expense)	(117)	—
Total other income (expense)	8,880	11
Income (loss) from continuing operations before income taxes	23,902	(44,146)
Income tax provision	1,237	1,701
Net income (loss)	$22,665	$(45,847)

Revenues:
Total revenues increased by 22.2%, or $31.4 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, primarily as a result of the following:
Lease rental revenue. The increase in lease rental revenue of $13.7 million for the three months ended September 30, 2012 as compared to the same period in 2011 was primarily the result of:

•	$30.0 million of revenue reflecting the full quarter impact of 13 aircraft purchased in 2011 and 12 aircraft purchased in 2012.
This increase was offset partially by a decrease in lease rental revenue of:

•	$5.9 million due to aircraft sales and disposals;

•	$5.9 million from the effect of lease terminations and other changes; and

•	$4.6 million due to lease extensions and transitions at lower rentals.

Amortization of net lease premiums, discounts and lease incentives.

	Three Months Ended September 30,
	2011	2012
	(Dollars in thousands)
Amortization of lease discounts	$612	$323
Amortization of lease premiums	(646)	(1,270)
Amortization of lease incentives	(4,675)	(5,891)
Amortization of net lease premiums, discounts and lease incentives	$(4,709)	$(6,838)
As more fully described above under “Revenues”, lease incentives represent our estimated portion of the lessee’s cost for heavy maintenance, overhaul or replacement of certain high-value components which is amortized over the life of the related lease. As we enter into new leases, the amortization of lease incentives generally increases and, conversely, if a related lease terminates, the related unused lease incentive liability will reduce the amortization of lease incentives. The increase in amortization of lease premiums of $0.6 million for the three months ended September 30, 2012 as compared to the same period in 2011 primarily resulted from additional amortization on six aircraft purchased during the first half of 2012 and three aircraft purchased during the second half of 2011. The increase in amortization of lease incentives of $1.2 million was primarily attributable to aircraft transitions.

Maintenance revenue.

	Three Months Ended September 30,
	2011		2012
	Dollars (in thousands)	Number of Leases	Dollars (in thousands)	Number of Leases
Unscheduled lease terminations	$—	—	$10,258	2
Scheduled lease terminations	—	—	686	1
Maintenance revenue	$—	—	$10,944	3
Unscheduled lease terminations. For the three months ended September 30, 2011, we did not record any maintenance revenue from unscheduled lease terminations as we did not have any terminations. Comparatively, for the same period in 2012, we recorded maintenance revenue totaling $10.3 million from unscheduled lease terminations primarily associated with two aircraft to be returned in the fourth quarter of 2012 resulting from early termination agreements in the third quarter of 2012.
Scheduled lease terminations. For the three months ended September 30, 2011, we did not record any maintenance revenue from scheduled lease terminations as we did not have any terminations. Comparatively, for the same period in 2012, we recorded maintenance revenue totaling $0.7 million, primarily associated with one scheduled lease termination.
Other revenue. For the three months ended September 30, 2011, other revenue was $0.3 million. For the three months ended September 30, 2012, other revenue was $9.2 million which was primarily due to $1.3 million of interest on our debt investments, $3.5 million of interest recognized from finance leases and $3.9 million recognized in additional fees paid by a lessee in connection with the early termination of one lease.

Operating Expenses:
Total operating expenses increased by 71.6%, or $90.5 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 primarily as a result of the following:
Depreciation expense increased by 13.8%, or $8.3 million for the three months ended September 30, 2012 over the same period in 2011. The net increase is primarily the result of:

•	$9.3 million increase in depreciation for aircraft acquired; and

•	$0.5 million increase in depreciation for capitalized aircraft improvements.

These increases were offset partially by:

•	a $2.7 million decrease in depreciation for aircraft disposals.

Interest, net consisted of the following:

	Three Months Ended September 30,
	2011	2012
	(Dollars in thousands)
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$42,066	$41,373
Hedge ineffectiveness gains	(118)	1,474
Amortization of interest rate derivatives related to deferred losses	5,717	8,966
Amortization of deferred financing fees and notes discount	2,977	2,391
Interest Expense	50,642	54,204
Less interest income	(95)	(103)
Less capitalized interest	(1,675)	—
Interest, net	$48,872	$54,101
Interest, net increased by $5.2 million, or 10.7%, over the three months ended September 30, 2011. The net increase is primarily a result of:

•	a $3.2 million increase in amortization of deferred losses which includes $4.5 million of additional amortization as a result of the payoff of Term Financing No. 1 in April, 2012;

•	a $1.6 million increase in measured hedge ineffectiveness due to changes in our debt forecast; and

•	a $1.7 million decrease in capitalized interest.
These increases were offset partially by:

•
a $0.7 million decrease in interest expense on our borrowings due to a lower weighted average interest rate (5.3% for the three months ended September 30, 2012 as compared to 6.0% for the three months ended September 30, 2011), due to lower interest expense on our Securitization No. 2 financing; and

•	a $0.6 million decrease in amortization of deferred financing fees.
Selling, general and administrative expenses for the three months ended September 30, 2012 decreased slightly over the same period in 2011. Non-cash share based expense was $1.6 million and $1.1 million for the three months ended September 30, 2011 and 2012, respectively.
Impairment of aircraft was $78.7 million for the three months ended September 30, 2012 related to eight Boeing Model 737-300 / -400 aircraft, four Boeing Model 767-300ER aircraft, one Airbus Model A310-300F aircraft and two Airbus Model A320-200 aircraft, all of which did not pass their recoverability assessments. See "Summary of Impairments" below for a detailed discussion of the related impairment charges for these aircraft. During the three months ended September 30, 2011, we recorded impairment of $1.2 million related to a Boeing Model 737-400 aircraft which we repossessed following termination of the lease agreement in the second quarter of 2011.

Other income (expense):
Total other income for the three months ended September 30, 2012 was $11 thousand as compared to $8.9 million for the same period in 2011. The decrease is a result of a $9.0 million decrease due to the gain on the sale of aircraft recorded in the three months ended September 30, 2011 as compared to the same period in 2012.

Income Tax Provision
Our provision for income taxes for the three months ended September 30, 2011 and 2012 was $1.2 million and $1.7 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland and the United States. The increase in our income tax provision of approximately $0.5 million for the three months ended September 30, 2012 as compared to the same period in 2011 was primarily attributable to an increase in operating income subject to tax in the U.S. and Ireland, and treating the $78.7 million Bermuda asset impairment of aircraft as a discrete item.
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

Other comprehensive income (loss):

	Three Months Ended September 30,
	2011	2012
	(Dollars in thousands)
Net income (loss)	$22,665	$(45,847)
Net change in fair value of derivatives, net of tax expense of $48 and $37, respectively	(2,967)	1,426
Derivative loss reclassified into earnings	5,717	8,966
Total comprehensive income (loss)	$25,415	$(35,455)

Other comprehensive loss was $35.5 million for the three months ended September 30, 2012, a decrease of $60.9 million from the $25.4 million of other comprehensive income for the three months ended September 30, 2011. Other comprehensive income for the three months ended September 30, 2012 primarily consisted of:

•	$45.8 million of net loss;

•
$1.4 million gain from a change in fair value of interest rate derivatives, net of taxes which is due primarily to net settlements for the three months ended September 30, 2012 partially offset by a slight downward shift in the one-month LIBOR forward curve; and

•	$9.0 million of amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.
Other comprehensive income for the three months ended September 30, 2011 primarily consisted of:

•	$22.7 million of net income;

•
a $3.0 million loss from a change in fair value of interest rate derivatives, net of taxes which is due primarily to a downward shift in the 1 Month LIBOR forward curve offset by net settlements for the three months ended September 30, 2011; and

•	$5.7 million of amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.

RESULTS OF OPERATIONS
Comparison of the nine months ended September 30, 2011 to the nine months ended September 30, 2012:

	Nine Months Ended September 30,
	2011	2012
	(Dollars in thousands)
Revenues:
Lease rental revenue	$430,361	$465,413
Amortization of net lease premiums, discounts and lease incentives	(10,841)	(6,392)
Maintenance revenue	25,006	37,126
Total lease rentals	444,526	496,147
Other revenue	3,733	13,815
Total revenues	448,259	509,962
Expenses:
Depreciation	178,299	200,024
Interest, net	150,384	167,203
Selling, general and administrative	36,309	36,616
Impairment of aircraft	6,436	88,787
Maintenance and other costs	10,944	11,943
Total operating expenses	382,372	504,573
Other income (expense):
Gain on sale of flight equipment	28,958	3,062
Other income (expense)	(153)	604
Total other income (expense)	28,805	3,666
Income from continuing operations before income taxes	94,692	9,055
Income tax provision	6,041	5,976
Net income	$88,651	$3,079

Revenues:
Total revenues increased by 13.8%, or $61.7 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, primarily as a result of the following:
Lease rental revenue. The increase in lease rental revenue of $35.1 million for the nine months ended September 30, 2012 as compared to the same period in 2011 was primarily the result of:

•	$81.7 million of revenue reflecting the full year impact of 19 aircraft purchased in 2011 and 12 aircraft purchased in 2012.
This increase was offset partially by a decrease in lease rental revenue of:

•	$23.4 million due to aircraft sales and disposals;

•	$8.4 million from the effect of lease terminations and other changes; and

•	$14.8 million due to lease extensions and transitions at lower rentals.

Amortization of net lease premiums, discounts and lease incentives.

	Nine Months Ended September 30,
	2011	2012
	(Dollars in thousands)
Amortization of lease discounts	$1,806	$1,360
Amortization of lease premiums	(799)	(3,184)
Amortization of lease incentives	(11,848)	(4,568)
Amortization of net lease premiums, discounts and lease incentives	$(10,841)	$(6,392)

As more fully described above under “Revenues”, lease incentives represent our estimated portion of the lessee’s cost for heavy maintenance, overhaul or replacement of certain high-value components which is amortized over the life of the related lease. As we enter into new leases, the amortization of lease incentives generally increases and conversely if a related lease terminates, the related unused lease incentive liability will reduce the amortization of lease incentives. The increase in amortization of lease premiums of $2.4 million for the nine months ended September 30, 2012 as compared to the same period in 2011 primarily resulted from additional amortization on six aircraft purchased during the first half of 2012 and three aircraft purchased during the second half of 2011. The decrease in amortization of lease incentives of $7.3 million resulted from six unscheduled lease terminations and three scheduled lease terminations in the nine months ended September 30, 2012.

Maintenance revenue.

	Nine Months Ended September 30,
	2011		2012
	Dollars (in thousands)	Number of Leases	Dollars (in thousands)	Number of Leases
Unscheduled lease terminations	$15,257	6	$25,069	6
Scheduled lease terminations	9,749	5	12,057	5
Maintenance revenue	$25,006	11	$37,126	11

Unscheduled lease terminations. For the nine months ended September 30, 2011, we recorded maintenance revenue in the amount of $15.3 million from unscheduled lease terminations associated with six aircraft returned in 2011. Comparatively, for the same period in 2012, we recorded maintenance revenue totaling $25.1 million from unscheduled lease terminations associated with four aircraft returned in 2012 and two aircraft to be returned in the fourth quarter of 2012 resulting from an early termination agreement in the third quarter of 2012.
Scheduled lease terminations. For the nine months ended September 30, 2011, we recorded maintenance revenue from scheduled lease terminations totaling $9.7 million associated with five scheduled lease terminations. Comparatively, for the same period in 2012, we recorded maintenance revenue totaling $12.1 million associated with five scheduled lease terminations.
Other revenue. For the nine months ended September 30, 2011, other revenue was $3.7 million which was primarily due to additional fees paid by lessees in connection with early termination of four leases. For the nine months ended September 30, 2012, other revenue was $13.8 million which was primarily due to $2.6 million of interest on our debt investments, $4.5 million of interest recognized from finance leases and approximately $6.7 million recognized in additional fees paid by lessees in connection with the early termination of nine leases.

Operating Expenses:
Total operating expenses increased by 32.0%, or $122.2 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 primarily as a result of the following:

Depreciation expense increased by 12.1%, or $21.7 million for the nine months ended September 30, 2012 over the same period in 2011. The net increase is primarily the result of:

•	$25.6 million increase in depreciation for aircraft acquired; and

•	$3.8 million increase in depreciation for capitalized aircraft improvements.
These increases were offset partially by:

•	a $9.3 million decrease in depreciation for aircraft disposals.

Interest, net consisted of the following:

	Nine Months Ended September 30,
	2011	2012
	(Dollars in thousands)
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$129,757	$135,140
Hedge ineffectiveness (gains) losses	(716)	1,840
Amortization of interest rate derivatives related to deferred losses	13,943	21,903
Amortization of deferred financing fees and notes discount	12,394	10,082
Interest Expense	155,378	168,965
Less interest income	(355)	(447)
Less capitalized interest	(4,639)	(1,315)
Interest, net	$150,384	$167,203

Interest, net increased by $16.8 million, or 11.2%, over the nine months ended September 30, 2011. The net increase is primarily a result of:

•
a $5.4 million increase in interest expense on our borrowings primarily due to a higher weighted average debt balance ($3.08 billion for the nine months ended September 30, 2012 as compared to $2.76 billion for the nine months ended September 30, 2011), such increase resulting from the closing of two additional unsecured debt financings during the second quarter of 2012;

•	a $8.0 million increase in amortization of deferred losses which includes $8.9 million of additional amortization as a result of the repayment of Term Financing No. 1 in April, 2012;

•	a $2.6 million increase resulting from changes in measured hedge ineffectiveness due to changes in our debt forecast; and

•	a $3.3 million decrease in capitalized interest.
These increases were offset partially by:

•
a $2.3 million decrease in amortization of deferred financing fees due to lower amortization from Securitization No. 1 and Securitization No. 2, offset by a write-off of fees of $2.9 million as a result of the repayment of Term Financing No. 1.

Selling, general and administrative expenses for the nine months ended September 30, 2012 increased slightly over the same period in 2011. Non-cash share based expense was $4.7 million and $3.2 million for the nine months ended September 30, 2011 and 2012, respectively.
Impairment of aircraft was $88.8 million for the nine months ended September 30, 2012 related to eight Boeing Model 737-300 / -400 aircraft, one Boeing Model 757-200 aircraft and five Boeing Model 767-300ER aircraft, one Airbus Model A310-300F aircraft and two Airbus Model A320-200 aircraft, all of which did not pass their recoverability assessments. See "Summary of Impairments" below for a detailed discussion of the related impairment charges for these aircraft. During the nine months ended September 30, 2011, we recorded impairment of $6.4 million related to a Boeing Model 737-400 aircraft which we repossessed following termination of the lease agreement in the second quarter of 2011.

Maintenance and other costs were $11.9 million for the nine months ended September 30, 2012, an increase of $1.0 million over the same period in 2011. The net increase is primarily due to an increase in aircraft maintenance and other transitions costs primarily relating to unscheduled lease terminations for four aircraft returned to us in the second quarter of 2012.

Other income (expense):
Total other income for the nine months ended September 30, 2012 was $3.7 million as compared to $28.8 million for the same period in 2011. The decrease is a result of a $25.9 million decrease due to the gain on the sale of aircraft recorded in the nine months ended September 30, 2011 as compared to the same period in 2012.

Income Tax Provision
Our provision for income taxes for the nine months ended September 30, 2011 and 2012 was $6.0 million and $6.0 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland and the United States. The tax provision remained relatively constant for the nine months ended September 30, 2012 as compared to the same period in 2011, primarily attributable to an increase in operating income subject to tax in the U.S. and Ireland and treating the $78.7 million Bermuda asset impairment of aircraft as a discrete item.
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

Other comprehensive income:

	Nine Months Ended September 30,
	2011	2012
	(Dollars in thousands)
Net income	$88,651	$3,079
Net change in fair value of derivatives, net of tax expense of $576 and $465, respectively	21,079	23,708
Derivative loss reclassified into earnings	13,943	21,903
Total comprehensive income	$123,673	$48,690
Other comprehensive income was $48.7 million for the nine months ended September 30, 2012, a decrease of $75.0 million from the $123.7 million of other comprehensive income for the nine months ended September 30, 2011. Other comprehensive income for the nine months ended September 30, 2012 primarily consisted of:

•	$3.1 million of net income;

•
$23.7 million gain from a change in fair value of interest rate derivatives, net of taxes which is due primarily to net settlements for the nine months ended September 30, 2012 partially offset by a slight downward shift in the one-month LIBOR forward curve; and

•	$21.9 million of amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.

Other comprehensive income for the nine months ended September 30, 2011 primarily consisted of:

•	$88.7 million of net income;

•
$21.1 million gain from a change in fair value of interest rate derivatives, net of taxes which is due primarily to net settlements for the nine months ended September 30, 2011 partially offset by a downward shift in the 1 Month LIBOR curve; and

•	$13.9 million of amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.
For the nine months ended September 30, 2012, the amount of deferred net loss reclassified from OCI into interest expense related to our terminated interest rate derivatives was $21.9 million. The amount of deferred net loss expected to be reclassified from OCI into interest expense over the next 12 months related to our terminated interest rate derivatives is $31.1 million. See “Liquidity and Capital Resources — Hedging” below for more information on deferred net losses as related to terminated interest rate derivatives.

Summary of impairments and Recoverability Assessment
2012 Recoverability Assessment. As more fully described in our Annual Report on Form 10-K for the year ended December 31, 2011, we perform a recoverability assessment of all aircraft in our fleet, on an aircraft-by-aircraft basis, at least annually. We performed this recoverability assessment during the third quarter of 2012. Management develops the assumptions used in the recoverability assessment based on current and future expectations of the global demand for a particular aircraft type and historical experience in the aircraft leasing market and aviation industry, as well as information received from third party industry sources. The factors considered in estimating the undiscounted cash flows are impacted by changes in future periods due to changes in contracted lease rates, residual values, economic conditions, technology, airline demand for a particular aircraft type and other factors. In particular, many of our assumptions were driven primarily by weak market demand for older technology narrow- and wide-body model aircraft caused by slowing global economic growth rates, declining business confidence levels and higher fuel prices. In the case of Boeing 737 “Classic” aircraft, production rate increases by both Boeing and Airbus for newer generation narrowbody aircraft, coupled with slowing demand growth, is enabling more rapid replacement of earlier generation aircraft. Storage levels for these aircraft types have increased during the last twelve months. While we believe that the estimates and related assumptions used in the recoverability assessment are appropriate, actual results could differ from those estimates.
Following completion of the recoverability analysis, we took the following actions:

•
We determined that the cash flows expected to be generated certain of our aircraft did not support our carrying values and therefore did not pass our recoverability assessment. As a result, we impaired four Boeing Model 767-300ER aircraft, eight Boeing 737 “Classic” aircraft, and one Airbus Model A310-300F freighter aircraft and recorded aggregate impairment charges of $67.4 million to write these aircraft down to current market values. For these 13 aircraft, the aggregate net book value as of June 30, 2012 was $158.4 million. For some of these aircraft we also shortened the expected lives and/or reduced the residual values.

•	For seven other aircraft that passed the recoverability assessment, we took the following steps:

◦
Shortened the expected lives of one Airbus A330-300 aircraft, five Boeing Model 767-300ER aircraft and one McDonnell Douglas MD-11SF aircraft, primarily to reflect the specific maintenance schedule that we expect for the airframe and related engines. With weaker expected market demand for these aircraft, we believe significant further investments in these aircraft would not be justified, so we adjusted the remaining lives of these aircraft to end prior to the next expected major maintenance event and/or

◦
In the case of Boeing Model 767-300ER aircraft, reduced the residual value to reflect our current estimates. Again, due to market conditions and the change in expected retirement rates for aircraft with similar engines and other components, we determined that scrap values were likely to fall below our previous residual expectations.

Other Impairments in Q3:2012. During the third quarter of 2012, we elected not to invest in engine performance restoration maintenance visits for two Airbus Model A320-200 "Classic" aircraft with older technology engines and instead agreed with the lessee to terminate the leases prior to scheduled expiry and pursue part-out sales. Following agreement with our customer to terminate the leases, these aircraft failed the recoverability assessment and we recorded impairment charges of $11.3 million and we recorded $10.2 million of maintenance revenue and reversed $1.2 million of lease incentives for the three months ended September 30, 2012, for these two aircraft.
Reducing the expected lives or anticipated residual values for aircraft in our fleet will accelerate the future depreciation on these aircraft, which will be partly offset by reduced depreciation on aircraft that we impaired. As described above, these changes in depreciation going forward will affect 22 aircraft. For these 22 aircraft, our depreciation expense will increase by approximately $0.8 million in the fourth quarter of 2012, as compared to the three months ended September 30, 2012. We estimate an annual increase in depreciation for these 22 aircraft for the year ended December 31, 2013, of approximately $1.4 million for these aircraft, although future depreciation is expected to decrease as these aircraft reach the end of their holding periods.
Other than the aircraft discussed above, management believes that the net book value of each aircraft is currently supported by the estimated future undiscounted cash flows expected to be generated by that aircraft, and accordingly, no other aircraft were impaired as a consequence of this recoverability assessment. In addition our lessees may face financial difficulties and return aircraft to us prior to the contractual lease expiry dates. As a result, our cash flow assumptions may change and future impairment charges may be required.
At September 30, 2012, we had a total of 13 aircraft with a total net book value of $329.3 million (accounting for 7.3% of the total net book value of our flight equipment held for lease) that we consider more susceptible to failing our recoverability assessment. The recoverability in the value of these aircraft is more sensitive to changes in contractual cash flows, future cash flow estimates and aircraft residual or scrap values. These aircraft fall into the categories as shown in the table below:

Aircraft Type	Number of Aircraft	Percent of Net Book Value
Narrowbody	5	2.1%
Midbody	5	2.3%
Freighters	3	2.9%

RECENT UNADOPTED ACCOUNTING PRONOUNCEMENTS
In August 2010, the Financial Accounting Standards Board (the "FASB") issued an exposure draft, “Leases” (the “Lease ED”), which would replace the existing guidance in the Accounting Standards Codification (“ASC”) 840 (“ASC 840”), Leases. In June 2012, the FASB decided that leases would be classified as either leases of property or leases of assets other than property. Leases of property will continue to use operating lease accounting. Leases of other than property would use the receivable residual approach. Under the receivable residual approach, a lease receivable would be recognized for the lessor’s right to receive lease payments, a portion of the carrying amount of the underlying asset would be allocated between the right of use granted to the lessee and the lessor’s residual value and profit or loss would only be recognized at commencement if it is reasonably assured. The FASB completed all of its deliberations and decided to re-expose the Lease ED in the first quarter of 2013. We anticipate that the final standard may have an effective date no earlier than 2016. When and if the proposed guidance becomes effective, it may have a significant impact on the Company’s consolidated financial statements. Although we believe the presentation of our financial statements, and those of our lessees could change, we do not believe the accounting pronouncement will change the fundamental economic reasons for which the airlines lease aircraft. Therefore, we do not believe it will have a material impact on our business.

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
Under the terms of Securitization No. 2, effective June 8, 2012 all cash flows available after expenses and interest will be applied to debt amortization. We expect that debt amortization payments, excluding repayments from asset sales, over the next twelve months will be approximately $130.0 million, excluding debt repayments from asset sales of $3.1 million, compared to $71.2 million, excluding debt repayments from asset sales of $37.6 million, made over the twelve months ended September 30, 2012. Further, for this financing, we recently entered into a forward starting interest rate derivative arrangement to hedge approximately 75% of the expected future debt balance beginning in June 2012 at an average swap rate of 1.27%, which is approximately 400 basis points lower than the interest rate derivative which expired in June 2012.
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
As of September 30, 2012, we are in compliance with all applicable covenants in our financings.
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

Cash Flows

	Nine Months Ended September 30,
	2011	2012
	(Dollars in thousands)
Net cash flow provided by operating activities	$255,173	$305,956
Net cash flow used in investing activities	(187,848)	(516,300)
Net cash flow (used in) provided by financing activities	(41,028)	138,781

Operating Activities:
Cash flow from operations was $255.2 million and $306.0 million for the nine months ended September 30, 2011 and September 30, 2012, respectively. The increase in cash flow from operations of approximately $50.8 million for the nine months ended September 30, 2012 versus the same period in 2011 was primarily a result of:

•	$41.5 million increase in cash from lease rentals; and

•	$7.8 million increase in cash from other working capital.
This increase was offset partially by:

•	$2.8 million increase in cash paid for SG&A and maintenance expenses.

Investing Activities:
Cash used in investing activities was $187.8 million and $516.3 million for the nine months ended September 30, 2011 and September 30, 2012, respectively. The increase in cash flow used in investing activities of $328.5 million for the nine months ended September 30, 2012 versus the same period in 2011, was primarily a result of:

•	$41.5 million increase in the acquisition and improvement of flight equipment;

•	$264.1 million decrease in the proceeds from the sale of flight equipment;

•	$89.5 increase in the net investment of finance leases in 2012; and

•	$40.4 million net increase for the purchase of a debt investment in 2012.
These increases were offset partially by:

•	$71.8 million decrease in aircraft purchase deposits under our Airbus A330 Agreement; and

•	$35.8 million increase in restricted cash and cash equivalents related to the sale of flight equipment.

Financing Activities:
Cash used in financing activities was $41.0 million for the nine months ended September 30, 2011 as compared to cash provided by financing activities of $138.8 million for the nine months ended September 30, 2012. The net increase in cash flow provided by financing activities of $179.8 million for the nine months ended September 30, 2012 versus the same period in 2011 was a result of:

•
$488.2 million of higher borrowings from the proceeds of the issuance of Senior Notes due 2017 and Senior Notes due 2020 and an additional borrowing under an ECA supported loan for the financing of an Airbus Model A330-200 aircraft in 2012 as compared to five ECA supported loan borrowings for the financing of five Airbus Model A330-200 aircraft in 2011;

•	$112.9 million higher restricted cash and cash equivalents related to security deposits and maintenance payments;

•	$60.7 million lower repurchases of our common shares as a result of the share buy-back program in 2011;

•	$43.0 million of higher maintenance deposits received net of maintenance deposits returned; and

•	$1.1 million of lower security deposits received net of security deposits returned.
The inflows were offset partially by:

•
$466.5 million of higher financing repayments on our securitizations and term debt financings as the result of the pay-off of Term Financing No. 1 in 2012 as compared to the pay-off of one ECA supported loan in 2011;

•	$50.7 million of payments for terminated cash flows hedges in 2012; and

•	$7.0 million in higher dividends paid.

Debt Obligations
The following table provides a summary of our secured and unsecured debt financings at September 30, 2012:

Debt Obligation	Collateral	Outstanding Borrowing	Number of Aircraft	Interest Rate(1)	Final Stated Maturity(2)
	(Dollars in thousands)
Secured Debt Financings:
Securitization No. 1	Interests in aircraft leases, beneficial interests in aircraft owning/leasing entities and related interests	$323,266	31	0.49%	06/20/31
Securitization No. 2	Interests in aircraft leases, beneficial interests in aircraft owning/leasing entities and related interests	807,699	44	0.54%	06/14/37
ECA Term Financings	Interests in aircraft, aircraft leases, beneficial interests in aircraft owning/leasing entities and related interests	581,823	9	2.65% to 3.96%	12/03/21 to 04/03/24
Bank Financings	Interests in aircraft, aircraft leases, beneficial interests in aircraft owning/leasing entities and related interests	116,095	3	4.22% to 4.57%	09/15/15 to 10/26/17
Total secured debt financings		1,828,883

Unsecured Debt Financings:
Senior Notes due 2017	None	500,000	—	6.75%	04/15/17
Senior Notes due 2018	None	450,671	—	9.75%	08/01/18
Senior Notes due 2020	None	300,000	—	7.625%	04/15/20
2010 Revolving Credit Facility	None	—	—	N/A	09/28/13
Total unsecured debt financings		1,250,671
Total secured and unsecured debt financings		$3,079,554

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

The following securitizations and term debt financing structures include liquidity facility commitments described in the table below:

		Available Liquidity
Facility	Liquidity Facility Provider	December 31, 2011	September 30, 2012	Unused Fee	Interest Rate on any Advances
		(Dollars in thousands)
Securitization No. 1	Crédit Agricole Corporate and Investment Bank	$42,000	$42,000	0.45%	1M Libor + 1.00
Securitization No. 2	HSH Nordbank AG	66,859	65,000	0.50%	1M Libor + 0.75

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

Contractual Obligations
Our contractual obligations consist of principal and interest payments on variable and fixed rate liabilities, interest payments on interest rate derivatives, other aircraft acquisition and conversion agreements and rent payments pursuant to our office leases. Total contractual obligations increased from $3.75 billion at December 31, 2011 to approximately $4.10 billion at September 30, 2012 due primarily to:

•	an increase in borrowings as a result of the closing of our Senior Notes due 2017 and 2020 and an ECA loan for the purchase of a New A330 aircraft in April, 2012 ; and

•	an increase in the commitment for office leases as a result of a ten-year lease extension for the office space in Stamford, Connecticut signed in January 2012.
These increases were partially offset by:

•	the payoff of Term Financing No. 1 in April, 2012; and

•	principal and interest payments made under our securitizations, and our ECA term financings.

The following table presents our actual contractual obligations and their payment due dates as of September 30, 2012.

	Payments Due By Period as of September 30, 2012
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Principal payments:
Senior Notes due 2017	$500,000	$—	$—	$500,000	$—
Senior Notes due 2018	450,000	—	—	—	450,000
Senior Notes due 2020	300,000	—	—	—	300,000
Securitization No. 1(1)	323,266	58,156	116,253	99,539	49,318
Securitization No. 2(2)	807,699	133,111	274,103	239,965	160,520
ECA Term Financings(3)	581,823	46,573	98,039	104,949	332,262
Bank Financings(4)	116,095	13,499	32,471	18,458	51,667
Total principal payments	3,078,883	251,339	520,866	962,911	1,343,767
Interest payments:
Interest payments on debt obligations(5)	767,593	132,236	250,245	236,812	148,300
Interest payments on interest rate derivatives(6)	77,327	23,532	39,490	14,305	—
Total interest payments	844,920	155,768	289,735	251,117	148,300
Office leases(7)	9,218	1,089	2,262	1,785	4,082
Purchase obligations(8)	168,100	168,100	—	—	—
Total	$4,101,121	$576,296	$812,863	$1,215,813	$1,496,149

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

(3)	Includes scheduled principal payments based upon fixed rate, 12-year, fully amortizing loans.

(4)	Includes principal payments based upon individual loan amortization schedules.

(5)	Future interest payments on variable rate, LIBOR-based debt obligations are estimated using the interest rate in effect at September 30, 2012.

(6)	Future interest payments on derivative financial instruments are estimated using the spread between the floating interest rates and the fixed interest rates in effect at September 30, 2012.

(7)	Represents contractual payment obligations for our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.

(8)	At September 30, 2012, we had commitments to acquire three aircraft.

Capital Expenditures
We make capital expenditures from time to time in connection with improvements made to our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the nine months ended September 30, 2011 and 2012, we incurred a total of $34.7 million and $34.7 million, respectively, of capital expenditures (including lease incentives) related to the acquisition and improvement of aircraft.
As of September 30, 2012, the weighted average age (by net book value) of our aircraft was approximately 11.0 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Under our leases, the lessee is primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement. At September 30, 2012, we had $372.6 million of maintenance reserves as a liability on our balance sheet. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee. For the nine months ended September 30, 2012, we received $103.5 million of maintenance payments and returned $37.0 million of maintenance payments.
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

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2012.

Foreign Currency Risk and Foreign Operations
At September 30, 2012, all of our leases are payable to us in U.S. dollars. However, we incur Euro- and Singapore dollar-denominated expenses in connection with our subsidiary in Ireland and branch office in Singapore. For the nine months ended September 30, 2012, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated approximately $7.6 million in U.S. dollar equivalents and represented approximately 20.8% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, it is likely that our international operations and our exposure to foreign currency risk will increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases we may enter into hedging transactions in the future to mitigate this risk. For the nine months ended September 30, 2011 and 2012, we incurred insignificant net gains and losses on foreign currency transactions.

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

We held the following interest rate derivatives as of September 30, 2012:

	Derivative Liabilities
Hedged Item	Current Notional Amount	Effective Date	Maturity Date	Future Maximum Notional Amount	Floating Rate	Fixed Rate	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Interest rate derivatives designated as cash flow hedges:
Securitization No. 1	$343,972	Jun-06	Jun-16	$343,972	1M LIBOR + 0.27%	5.78%	Fair value of derivative liabilities	$54,526
Securitization No. 2	611,530	Jun-12	Jun-17	611,530	1M LIBOR	1.26% to 1.28%	Fair value of derivative liabilities	13,424
Total interest rate derivatives designated as cash flow hedges	$955,502			$955,502				$67,950

Four interest rate derivatives hedging Securitization No. 2 matured on June 8, 2012. The two interest rate derivatives hedging Term Financing No. 1 were terminated on April 4, 2012 resulting in a net deferred loss of $50.4 million which is being amortized into interest expense using the interest rate method.
The weighted average interest pay rates of these derivatives at December 31, 2011 and September 30, 2012 were 5.03%, and 2.89%, respectively.
For the nine months ended September 30, 2012, the amount of loss reclassified from accumulated other comprehensive income (“OCI”) into interest expense related to net interest settlements on active interest rate derivatives was $40.6 million. The amount of loss expected to be reclassified from OCI into interest expense over the next 12 months related to net interest settlements on active interest rate derivatives is $21.3 million.
Our interest rate derivatives involve counterparty credit risk. As of September 30, 2012, our interest rate derivatives are held with the following counterparties: JP Morgan Chase Bank NA, Citibank Canada NA, and Wells Fargo Bank NA. All of our counterparties or guarantors of these counterparties are considered investment grade (senior unsecured ratings of Baa2 or above) by Moody’s Investors Service. All are also considered investment grade (long-term foreign issuer ratings of A- or above) by Standard and Poor’s. We do not anticipate that any of these counterparties will fail to meet their obligations.
In addition to the derivative liability above, another component of the fair value of our interest rate derivatives is accrued interest. As of September 30, 2012, accrued interest payable included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheet was $1.1 million related to interest rate derivatives designated as cash flow hedges.
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

The following table summarizes the deferred (gains) and losses and related amortization into interest expense for our terminated interest rate derivative contracts for the nine months ended September 30, 2011 and 2012:

Hedged Item	Original Maximum Notional Amount	Effective Date	Maturity Date	Fixed Rate %	Termination Date	Deferred (Gain) or Loss Upon Termination	Unamortized Deferred (Gain) or Loss at September 30, 2012	Amount of Deferred (Gain) or Loss Amortized (including Accelerated Amortization) into Interest Expense for the Nine Months Ended September 30,		Amount of Deferred (Gain) or Loss Expected to be Amortized over the Next Twelve Months
								2011	2012
	(Dollars in Thousands)
Securitization No. 2	500,000	Mar-06	Mar-11	5.07	Jun-07	$(2,687)	$ —	$(122)	$—	$ —
Securitization No. 2	200,000	Jan-07	Aug-12	5.06	Jun-07	(1,850)	—	(251)	(190)	—
Securitization No. 2	410,000	Feb-07	Apr-17	5.14	Jun-07	(3,119)	(1,050)	(264)	(259)	(309)
Term Financing No. 1	150,000	Jul-07	Dec-17	5.14	Mar-08	15,281	6,403	1,347	1,303	1,531
Term Financing No. 1	440,000	Jun-07	Feb-13	4.88	Partial – Mar-08 Full – Jun-08	26,281	1,546	3,927	3,609	1,546
Term Financing No. 1	248,000	Aug-07	May-13	5.33	Jun-08	9,888	1,017	1,228	1,053	1,017
Term Financing No. 1(1)	710,068	Jun-08	May-13	4.04	De-designated – Mar-12 Terminated – April-12	19,026	10,104	—	8,922	10,104
Term Financing No. 1(1)	491,718	May-13	May-15	5.31	De-designated – Mar-12 Terminated – April-12	31,403	31,403	—	—	7,783
Senior Notes due 2018	360,000	Jan-08	Feb-19	5.16	Partial – Jun-08 Full – Oct-08	23,077	8,296	1,058	546	864
ECA Term Financing for New A330 Aircraft	231,000	Apr-10	Oct-15	5.17	Partial – Jun-08 Full – Dec-08	15,310	6,562	1,791	2,632	2,803
ECA Term Financing for New A330 Aircraft	238,000	Jan-11	Apr-16	5.23	Dec-08	19,430	11,081	3,525	2,843	3,541
ECA Term Financing for New A330 Aircraft	238,000	Jul-11	Sep-16	5.27	Dec-08	17,254	7,597	1,704	1,444	2,215
Total						$169,294	$82,959	$13,943	$21,903	$31,095

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

For the nine months ended September 30, 2012, the amount of deferred net loss reclassified from OCI into interest expense related to our terminated interest rate derivatives was $21.9 million. The amount of deferred net loss expected to be reclassified from OCI into interest expense over the next 12 months related to our terminated interest rate derivatives is $31.1 million of which $17.9 million relates to Term Financing No. 1 interest rate derivatives terminated in April 2012, $4.1 million relates to Term Financing No. 1 interest rate derivatives terminated in 2008, $8.6 million relates to ECA Term Financings for New A330 Aircraft and $0.6 million relates to other financings.

The following table summarizes amounts charged directly to the consolidated statement of income for the three and nine months ended September 30, 2011 and 2012, respectively, related to our interest rate derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(Dollars in thousands)
Interest Expense:
Hedge ineffectiveness (gains) losses	$(118)	$1,474	$(716)	$1,840
Amortization:	1,704	—	3,551	—
Amortization of deferred losses	4,013	8,966	10,392	21,903
Total Amortization	5,717	8,966	13,943	21,903
Total charged to interest expense	$5,599	$10,440	$13,227	$23,743
Other Income (Expense):
Mark to market(losses) gains on undesignated interest rate derivatives	$(117)	$—	$(733)	$599
Total charged to other income (expense)	$(117)	$—	$(733)	$599

Management’s Use of EBITDA and Adjusted EBITDA
We define EBITDA as income (loss) from continuing operations before income taxes, interest expense, and depreciation and amortization. We use EBITDA to assess our consolidated financial and operating performance, and we believe this non-US GAAP measure is helpful in identifying trends in our performance.
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
We define Adjusted EBITDA as EBITDA (as defined above) further adjusted to give effect to adjustments required in calculating covenant ratios and compliance as that term is defined in the indenture governing our senior unsecured notes. Adjusted EBITDA is a material component of these covenants.
The table below shows the reconciliation of net income to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2011 and 2012, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(Dollars in thousands)
Net income (loss)	$22,665	$(45,847)	$88,651	$3,079
Depreciation	60,132	68,413	178,299	200,024
Amortization of net lease discounts and lease incentives	4,709	6,838	10,841	6,392
Interest, net	48,872	54,101	150,384	167,203
Income tax provision	1,237	1,701	6,041	5,976
EBITDA	$137,615	$85,206	$434,216	$382,674
Adjustments:
Impairment of aircraft	1,236	78,676	6,436	88,787
Non-cash share based payment expense	1,619	1,128	4,692	3,233
Loss (gain) on mark to market of interest rate derivative contracts	117	—	733	(599)
Contract termination expense	—	1,248	—	1,248
Adjusted EBITDA	$140,587	$166,258	$446,077	$475,343

Management’s Use of Adjusted Net Income (“ANI”)
Beginning with our report for the quarter ended March 31, 2012, management, to be more consistent with reporting practices of peer aircraft leasing companies, has revised the calculation of ANI to no longer exclude gains (losses) on sales of assets, and to exclude non-cash share based payment expense in the calculation of ANI. Beginning with our quarterly report for the quarter ended June 30, 2012, we also excluded Term Financing No. 1 hedge loss amortization charges which will be reported in Interest, net on our consolidated statement of income from the calculation of ANI. The calculation of ANI for the three and nine months ended September 30, 2011 has been revised to be comparable with the current period presentation.
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
The table below shows the reconciliation of net income to ANI for the three and nine months ended September 30, 2011 and 2012, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(Dollars in thousands)
Net income (loss)	$22,665	$(45,847)	$88,651	$3,079
Ineffective portion and termination of hedges(1)	1,586	1,474	2,835	1,840
Mark to market of interest rate derivative contracts(2)	117	—	733	(599)
Loan termination payment(1)	—	—	3,196	—
Write-off of deferred financing fees(1)	—	—	2,456	2,914
Stock compensation expense(3)	1,619	1,128	4,692	3,233
Term Financing No. 1 hedge loss amortization charges(1)	—	4,506	—	8,922
Contract termination expense	—	1,248	—	1,248
Adjusted net income (loss)	$25,987	$(37,491)	$102,563	$20,637

(1)	Included in Interest, net.

(2)	Included in Other income (expense).

(3)	Included in Selling, general and administrative expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
Weighted-average shares:	2011	2012	2011	2012
Common shares outstanding	72,950,361	70,349,265	75,791,005	71,248,765
Restricted common shares	970,559	571,326	965,655	596,749
Total weighted-average shares	73,920,920	70,920,591	76,756,660	71,845,514

	Three Months Ended September 30,		Nine Months Ended September 30,
Percentage of weighted-average shares:	2011	2012	2011	2012
Common shares outstanding	98.69%	99.19%	98.74%	99.17%
Restricted common shares	1.31%	0.81%	1.26%	0.83%
Total	100.00%	100.00%	100.00%	100.00%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Weighted-average common shares outstanding – Basic	72,950,361	70,349,265	75,791,005	71,248,765
Effect of dilutive shares	—	—	—	—
Weighted-average common shares outstanding - Diluted (b)	72,950,361	70,349,265	75,791,005	71,248,765

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(Dollars in thousands, except per share amounts)
Adjusted net income allocation:
Adjusted net income (loss)	$25,987	$(37,491)	$102,563	$20,637
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(341)	302	(1,290)	(171)
Adjusted net income allocable to common shares – Basic and Diluted	$25,646	$(37,189)	$101,273	$20,466

Adjusted net income (loss) per common share – Basic and Diluted	$0.35	$(0.53)	$1.34	$0.29

(a)
For the three months ended September 30, 2011 and 2012, distributed and undistributed earnings to restricted shares is 1.31% and 0.81%, respectively, of net income. For the nine months ended September 30, 2011 and 2012, distributed and undistributed earnings to restricted shares is 1.26% and 0.83%, respectively, of net income. The amount of restricted share forfeitures for all periods present is immaterial to the allocation of distributed and undistributed earnings.

(b)	For the three and nine months ended September 30, 2011 and for the nine months ended September 30, 2012, we have no dilutive shares.

Limitations of EBITDA, Adjusted EBITDA and ANI
An investor or potential investor may find EBITDA, Adjusted EBITDA and ANI important measures in evaluating our performance, results of operations and financial position. We use these non-US GAAP measures to supplement our US GAAP results in order to provide a more complete understanding of the factors and trends affecting our business.
EBITDA, Adjusted EBITDA and ANI have limitations as analytical tools and should not be viewed in isolation or as substitutes for US GAAP measures of earnings. Material limitations in making the adjustments to our earnings to calculate EBITDA, Adjusted EBITDA and ANI, and using these non-US GAAP measures as compared to US GAAP net income, income from continuing operations and cash flows provided by or used in operations, include:

•
depreciation and amortization, though not directly affecting our current cash position, represent the wear and tear and/or reduction in value of our aircraft, which affects the aircraft’s availability for use and may be indicative of future needs for capital expenditures;

•	the cash portion of income tax (benefit) provision generally represents charges (gains), which may significantly affect our financial results;

•	elements of our interest rate derivative accounting may be used to evaluate the effectiveness of our hedging policy; and

•	non-cash share based payment expense;

•	hedge loss amortization charges related to Term Financing No. 1; and

•	adjustments required in calculating covenant ratios and compliance as that term is defined in the indenture governing our senior unsecured notes.
EBITDA, Adjusted EBITDA and ANI are not alternatives to net income, income from operations or cash flows provided by or used in operations as calculated and presented in accordance with US GAAP. You should not rely on these non-US GAAP measures as a substitute for any such US GAAP financial measure. We strongly urge you to review the reconciliations to US GAAP net income, along with our consolidated financial statements included elsewhere in this report. We also strongly urge you to not rely on any single financial measure to evaluate our business. In addition, because EBITDA, Adjusted EBITDA and ANI are not measures of financial performance under US GAAP and are susceptible to varying calculations, EBITDA, Adjusted EBITDA and ANI as presented in this report, may differ from and may not be comparable to, similarly titled measures used by other companies.

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

Sensitivity Analysis
The following discussion about the potential effects of changes in interest rates is based on a sensitivity analysis, which models the effects of hypothetical interest rate shifts on our financial condition and results of operations. We changed our interest rate risk disclosure to an alternative that provides a more meaningful analysis of our interest rate risk. Although we believe a sensitivity analysis provides the most meaningful analysis permitted by the rules and regulations of the SEC, it is constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by the inability to include the extraordinarily complex market reactions that normally would arise from the market shifts modeled. Although the following results of a sensitivity analysis for changes in interest rates may have some limited use as a benchmark, they should not be viewed as a forecast. This forward-looking disclosure also is selective in nature and addresses only the potential interest expense impacts on our financial instruments and, in particular, does not address the mark-to-market impact on our interest rate derivatives. It also does not include a variety of other potential factors that could affect our business as a result of changes in interest rates.
As of September 30, 2012, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $1.5 million and $0.5 million, respectively, net of amounts received from our interest rate derivatives, over the next twelve months.

Item 4.    Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2012. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the third quarter of 2012, we purchased our common shares as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (b)
	(Dollars in thousands, except per share amounts)
July	—		$—	—	$50,000
August	2,505,479	(a)	11.40	2,500,002	21,500
September	—		—	—	21,500
Total	2,505,479		$11.40	2,500,002	$21,500

(a)
Our Compensation Committee approved the repurchase of 5,477 common shares pursuant to an irrevocable election made under the Amended and Restated Aircastle Limited 2005 Equity and Incentive Plan, in satisfaction of minimum tax withholding obligations associated with the vesting of restricted common shares during the third quarter of 2012.

(b)
On May 24, 2012, the Company's Board of Directors authorized the repurchase of up to $50 million of the Company's common shares.  Under the program, the Company may purchase its common shares from time to time in the open market or in privately negotiated transactions.  The amount and timing of the purchases will depend on a number of factors, including the price and availability of the Company's common shares, trading volume and general market conditions.  The Company may also from time to time establish a trading plan under Rule 10b5-1 of the Exchange Act to facilitate purchases of its common shares under this authorization. Through September 30, 2012, we repurchased 2,500,002 shares from Fortress Investment Group and certain of its affiliates at a total cost of $28.5 million under the repurchase program and we paid no commissions on this transaction. On November 5, 2012, the Company's Board of Directors authorized an increase in the Company's share repurchase program by up to an additional $28.5 million of its common shares, bringing the total back up to $50.0 million of its common shares in the aggregate.

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

4.3
First Supplemental Indenture, dated as of December 9, 2011, by and among Aircastle Limited and Wells Fargo Bank, National Association as trustee (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the SEC on December 12, 2011).

4.4
Indenture, dated as of April 4, 2012, by and among Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the SEC on April 4, 2012).

10.1
Share Purchase Agreement, dated August 7, 2012, between Aircastle Limited and the sellers therein (incorporated by reference to Exhibit 1.2 to the Company's current report on Form 8-K filed with the SEC on August 13, 2012).

10.2
Registration Rights Letter Agreement dated August 10, 2012, between Aircastle Limited and Ontario Teachers' Pension Plan Board (incorporated by reference to Exhibit 1.3 of the Company's current report on Form 8-K filed with the SEC on August 13, 2012).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002r
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 r
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 r
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 r
99.1	Owned Aircraft Portfolio at September 30, 2012 r
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and September 30, 2012, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2011 and 2012, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2012, and (v) Notes to Unaudited Consolidated Financial Statements r*

r    Filed herewith.

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
Dated: November 7, 2012

AIRCASTLE LIMITED
(Registrant)
By:	/s/ Aaron Dahlke
Aaron Dahlke
Chief Accounting Officer and Authorized Officer