Form 10-K
period 2012-12-31
Aircastle LTD
filed 2013-02-22
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2012
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
______________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the Registrant’s Common Shares based upon the closing price on the New York Stock Exchange on June 30, 2012 (the last business day of registrant’s most recently completed second fiscal quarter), beneficially owned by non-affiliates of the Registrant was approximately $707.8 million. For purposes of the foregoing calculation, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and executive officers and shareholders owning 10% or more of the outstanding common shares of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.
As of February 14, 2013, there were 68,089,517 outstanding shares of the registrant’s common shares, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Documents of Which Portions Are Incorporated by Reference	Parts of Form 10-K into Which Portion Of Documents Are Incorporated
Proxy Statement for Aircastle Limited	Part III
2012 Annual General Meeting of Shareholders	(Items 10, 11, 12, 13 and 14)

SAFE HARBOR STATEMENT UNDER THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain items in this Annual Report on Form 10-K (this “report”), and other information we provide from time to time, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not necessarily limited to, statements relating to our ability to acquire, sell, lease or finance aircraft, raise capital, pay dividends, and increase revenues, earnings, EBITDA, Adjusted EBITDA and Adjusted Net Income and the global aviation industry and aircraft leasing sector. Words such as “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “may,” “will,” “would,” “could,” “should,” “seeks,” “estimates” and variations on these words and similar expressions are intended to identify such forward-looking statements. These statements are based on management's current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements; Aircastle can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any forward-looking statements contained in this report. Factors that could have a material adverse effect on our operations and future prospects or that could cause actual results to differ materially from Aircastle expectations include, but are not limited to, capital markets disruption or volatility which could adversely affect our continued ability to obtain additional capital to finance new investments or our working capital needs; government fiscal or tax policies, general economic and business conditions or other factors affecting demand for aircraft or aircraft values and lease rates; our continued ability to obtain favorable tax treatment in Bermuda, Ireland and other jurisdictions; our ability to pay dividends; high or volatile fuel prices, lack of access to capital, reduced load factors and/or reduced yields, operational disruptions caused by political unrest in North Africa, the Middle East or elsewhere, and other factors affecting the creditworthiness of our airline customers and their ability to continue to perform their obligations under our leases; termination payments on our interest rate hedges; and other risks detailed from time to time in Aircastle's filings with the Securities and Exchange Commission (“SEC”), including as described in Item 1A. “Risk Factors” and elsewhere in this report. In addition, new risks and uncertainties emerge from time to time, and it is not possible for Aircastle to predict or assess the impact of every factor that may cause its actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this report. Aircastle expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.
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
We are a global company that acquires, leases, and sells high-utility commercial jet aircraft to customers throughout the world. High-utility aircraft are generally modern, operationally efficient jets with a large operator base and long useful lives. As of December 31, 2012, our aircraft portfolio consisted of 159 aircraft that were leased to 69 lessees located in 36 countries. We manage our fleet through offices in the United States, Ireland and Singapore. As of December 31, 2012, the net book value of our flight equipment and finance lease aircraft was $4.78 billion compared to $4.39 billion at the end of 2011. Our revenues and net income for the year ended December 31, 2012 were $686.6 million and $32.9 million respectively, and for the fourth quarter 2012 were $176.6 million and $29.8 million, respectively.
Typically, we invest in aircraft that we place on operating or finance leases. From time to time we also make investments in other aviation assets, including debt investments secured by commercial jet aircraft.
Commercial air travel and air freight activity have been long-term growth sectors, broadly correlated with world economic activity and expanding at a rate of one to two times the rate of global GDP growth. The expansion of air travel and air cargo has driven a rise in the world aircraft fleet. There are currently more than 17,000 commercial mainline passenger and freighter aircraft in operation worldwide. This fleet is expected to continue expanding at an average annual rate, net of retirements, of approximately 3.5% to 3.8% through 2031. In addition, aircraft leasing companies own an increasing share of the world’s commercial jet fleet, and now account for more than one-third of this fleet.
Notwithstanding the sector’s long-term growth trend, the aviation markets have been, and are expected to remain, subject to economic cyclicality. The industry is also susceptible to external shocks, such as regional conflicts, terrorist events and to disruptions caused by severe weather events and other natural phenomena. Mitigating these risks is the portability of the assets, allowing aircraft to be redeployed in locations where demand is higher.
Air traffic data for 2012 showed moderate passenger market growth while the air cargo traffic dropped modestly as global trade levels contracted.  According to the International Air Transport Association, during 2012 global passenger traffic increased by 5.3% while air cargo traffic, measured in freight ton kilometers, decreased 1.5%.  Passenger traffic growth began moderating during the second half of 2012, and, in total, was slightly lower than the 5.9% growth in 2011.  The air cargo market, which is more sensitive than the passenger sector to economic conditions, deteriorated during 2012 after a weak performance in 2011.  The air cargo results were driven by slowing global economic growth rates and weak business confidence levels
There are significant regional variations in both passenger and air cargo demand. Emerging market economies such as China, Brazil, and Turkey, among others, are experiencing significant increases in air traffic, driven by rising levels of per capita air travel. In contrast, more mature markets such as North America and Western Europe are likely to grow more slowly. Additionally, airlines operating in areas with political instability, such as those in North Africa and parts of the Middle East, have seen more modest growth and their outlook is more uncertain. In aggregate, we believe that passenger and cargo traffic will likely increase over time, and as a result, we expect demand for high-utility aircraft will continue to remain strong over the long-term. Moreover, the portable and fungible nature of commercial aircraft allows them to be redeployed to markets where demand is strongest.
Capital availability for aircraft improved over the past year, though access to financing varied significantly depending on the asset and obligor. Strong US capital markets conditions benefited borrowers with access to such financing. On the other hand, European banks, which had traditionally played a critical role in the air finance market, continued to contract as a result of increased funding costs and regulatory challenges. Thanks in part to a continued high level of export credit agency (“ECA”) -backed support for new deliveries, along with increased lending from Asian banks for top tier customers, financing for newer aircraft transactions remains adequate notwithstanding a higher level of new aircraft deliveries. However, financing for used aircraft and for smaller airlines was much more limited. Moreover, an increase in the ECA debt pricing scheme may drive more opportunities to aircraft lessors and other commercial financiers. We believe these market forces should generate attractive new investment and trading opportunities upon which we are well placed to capitalize given our access to the U.S. capital markets.
We intend to pay quarterly dividends to our shareholders based on the Company’s sustainable earnings levels; however, our ability to pay quarterly dividends will depend upon many factors, including those described in Item 1A. “Risk Factors” and elsewhere in this report. The table below is a summary of our quarterly dividend history for the years ended December 31, 2010, 2011 and 2012, respectively. These dividends may not be indicative of the amount of any future dividends.

Declaration Date	Dividend per Common Share	Aggregate Dividend Amount	Record Date	Payment Date
		(Dollars in Thousands)
December 14, 2009	$0.100	$7,955	December 31, 2009	January 15, 2010
March 12, 2010	$0.100	$7,951	March 31, 2010	April 15, 2010
May 25, 2010	$0.100	$7,947	June 30, 2010	July 15, 2010
September 21, 2010	$0.100	$7,947	September 30, 2010	October 15, 2010
December 6, 2010	$0.100	$7,964	December 31, 2010	January 14, 2011
March 8, 2011	$0.100	$7,857	March 31, 2011	April 15, 2011
June 27, 2011	$0.125	$9,364	July 7, 2011	July 15, 2011
September 14, 2011	$0.125	$9,035	September 30, 2011	October 14, 2011
November 7, 2011	$0.150	$10,839	November 30, 2011	December 15, 2011
February 17, 2012	$0.150	$10,865	February 29, 2012	March 15, 2012
May 2, 2012	$0.150	$10,847	May 31, 2012	June 15, 2012
August 1, 2012	$0.150	$10,464	August 31, 2012	September 14, 2012
November 5, 2012	$0.165	$11,493	November 30, 2012	December 14, 2012
Competitive Strengths
We believe that the following competitive strengths will allow us to capitalize on future growth opportunities in the global aviation industry:

•
Diversified portfolio of high-utility aircraft.    We have a portfolio of high-utility aircraft that is diversified with respect to lessees, geographic markets, end markets (i.e., passenger and freight), lease maturities and aircraft types. As of December 31, 2012, our aircraft portfolio consisted of 159 aircraft comprising a variety of passenger and freighter aircraft types that were leased to 69 lessees located in 36 countries. We owned 133 passenger aircraft, representing approximately 71% of the net book value of flight equipment, while our 26 freighter aircraft account for 29% of our portfolio value. Our lease expirations are well dispersed, with a weighted average remaining lease term of 5.0 years for aircraft we owned at December 31, 2012. Over the next two years, only approximately 20% of our fleet by net book value has scheduled lease expirations, after taking into account lease commitments, providing the company with a long-dated base of contracted revenues. We believe our focus on portfolio diversification reduces the risks associated with individual lessee defaults and adverse geopolitical or economic issues, and results in generally predictable cash flows.

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

•
Access to a wide range of financing sources.    Aircastle is a publicly listed company trading on the New York Stock Exchange. We have a $1 billion shelf registration statement on Form S-3 in effect and, through this, would expect to have relatively efficient and quick access to additional equity or debt capital. The Company secured corporate credit ratings from Standard & Poor’s Ratings Group, Inc. ("Standard and Poor's") and Moody’s

Investors Services ("Moody's") and completed a $800.0 million unsecured bond offering in April 2012 and an additional $500.0 million unsecured bond offering in November 2012. In December 2012, we also replaced our revolving credit facility with a new three year $150.0 million unsecured revolving credit facility, which was undrawn at December 31, 2012. In addition to demonstrating access to the export credit agency-backed, commercial bank and securitization markets for secured debt, we believe having access to the unsecured bond market is a competitive differentiator which allows us to pursue a more flexible and opportunistic investment strategy.

•
Disciplined acquisition approach and broad sourcing network.    We evaluate the risk and return of any potential acquisition first as a discrete investment and then from a portfolio management perspective. To evaluate potential acquisitions, we employ a rigorous due diligence process focused on (i) cash flow generation with careful consideration of macro trends, industry cyclicality and product life cycles; (ii) aircraft specifications and maintenance condition; (iii) when applicable, lessee credit worthiness and the local jurisdiction’s rules for enforcing a lessor’s rights; and (iv) other legal and tax implications. We source our acquisitions through well-established relationships with airlines, other aircraft lessors, financial institutions and other aircraft owners. Since our formation in 2004, we have built our aircraft portfolio through more than 90 transactions with more than 60 counterparties.

•
Existing fleet financed on a long-term basis with limited future funding commitments.    Our aircraft are currently financed under secured and unsecured debt financings with the earliest unsecured bond maturity date being in 2017, thereby limiting our near-term financial markets exposure on our owned aircraft portfolio. As such, we are free to deploy our capital base flexibly to take advantage of what we anticipate will be more attractive investment environment.

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

•
Maintaining efficient access to financing from multiple sources. We have financed our aircraft acquisitions using various long-term debt structures obtained through several different markets to obtain cost effective financing. In this regard, we believe having corporate credit ratings from Standard & Poor's and Moody's enables us to access a broader pool of capital than many of our peers, enhancing our competitiveness and ability to source attractive investment opportunities. This, in turn, will allow us to grow our business and profits.

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

•
Reinvesting a portion of the cash flows generated by our business in additional aviation assets and/or our own debt and equity securities. Aircraft have finite useful lives, but typically provide reliable cash flows. Our strategy is to reinvest a portion of our cash flows from operations and asset sales in our business to grow our asset and earnings bases.

•
Selling assets when attractive opportunities arise and for portfolio management purposes. We pursue asset sales as opportunities over the course of the business cycle with the aim of realizing profits and reinvesting proceeds where more accretive investments are available. We also use asset sales for portfolio management purposes such as reducing lessee specific concentrations and lowering residual value exposures to certain aircraft types, and also to exit from an investment when a sale or part-out would provide the greatest expected cash flow for us.

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
Our objective is to develop and maintain a diverse and stable operating lease portfolio; however, we review our operating lease portfolio periodically to sell aircraft opportunistically, to manage our portfolio diversification and to exit from aircraft investments when we believe that selling will achieve the maximum expected cash flow rather than reinvesting in and re-leasing the aircraft. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Acquisitions and Disposals.”
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
Potential investments and disposals are evaluated by teams comprised of marketing, technical, credit, financial and legal professionals. These teams consider a variety of aspects before we commit to purchase or sell an aircraft, including price, specification/configuration, age, condition and maintenance history, operating efficiency, lease terms, financial condition and liquidity of the lessee, jurisdiction, industry trends and future redeployment potential and values, among other factors. We believe that utilizing a cross-functional team of experts to consider the investment parameters noted above will help us assess more completely the overall risk and return profile of potential acquisitions and will help us move forward expeditiously on letters of intent and acquisition documentation. Our letters of intent are typically non-binding prior to internal approval, and upon internal approval are binding subject to the fulfillment of customary closing conditions.
Finance
We intend to fund new investments through cash on hand, cash flows from operations and potentially through medium - to longer-term financings on a secured or unsecured basis. We may repay all or a portion of such borrowings from time to time with the net proceeds from subsequent long-term debt financings, additional equity offerings, cash generated from operations and asset sales. Therefore, our ability to execute our business strategy, particularly the acquisition of additional commercial jet aircraft or other aviation assets, depends to a significant degree on our ability to obtain additional debt and equity capital on terms we deem attractive.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Secured Debt Financings” and ”Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Unsecured Debt Financings.”
Segments
We operate in a single segment.
Aircraft Leases
Typically, we lease our aircraft on an operating lease basis. Under an operating lease, we retain the benefit, and bear the risk, of re-leasing and of the residual value of the aircraft upon expiration or early termination of the lease. Operating leasing can be an attractive alternative to ownership for airlines because leasing increases fleet flexibility, requires a lower capital commitment for the airline, and significantly reduces aircraft residual value risk for the airline. Under our leases, the lessees agree to lease the aircraft for a fixed term, although certain of our operating leases allow the lessee the option to extend the lease for an additional term or, in rare cases, terminate the lease prior to its expiration. As a percentage of lease rental revenue for the year ended December 31, 2012, our three largest customers, Martinair (including its affiliates, KLM, Transavia and Transavia France), U.S. Airways, Inc., and Hainan Airlines Company, accounted for 9%, 6% and 6%, respectively.
The scheduled maturities of our aircraft leases by aircraft type grouping currently are as follows, taking into account lease placement and renewal commitments as of December 31, 2012:

	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	Off- Lease(1)	Total
A319/A320/A321	1	6	9	10	3	—	—	—	—	—	—	—	—	29
A330-200/200F/300	—	2	—	2	8	1	1	1	4	2	1	2	—	24
737-300/300QC/400	3	6	4	—	1	—	—	—	—	—	—	—	—	14
737-700/800	6	10	2	9	4	5	—	4	—	—	—	—	—	40
747-400 Freighters	—	4	—	1	3	3	—	2	—	1	—	—	1	15
757-200	2	4	1	1	2	1	—	—	—	—	—	—	—	11
767-200ER/300ER	6	2	—	1	—	2	2	2	—	—	—	—	1	16
777-200ER/300ER	—	—	—	—	1	1	—	—	—	—	—	—	—	2
E-195	—	—	—	—	—	—	—	—	—	—	—	4	—	4
Other Aircraft Types	1	—	2	—	—	1	—	—	—	—	—	—	—	4
Total	19	34	18	24	22	14	3	9	4	3	1	6	2	159

_______    _______

(1)	Includes one Boeing Model 767-300ER aircraft and one Boeing Model 747-400BDSF aircraft that we are marketing for lease or sale.

2012 Lease Expirations and Lease Placements
At the beginning of 2012, we had 17 aircraft with scheduled lease expirations in 2012 and we leased, extended or sold, or committed to lease, extend or sell, 16 of these aircraft. We are marketing one Boeing Model 767-300ER that was returned to us in the third quarter of 2012.
2013 Lease Expirations and Lease Placements

•
Scheduled lease expirations — placements.    We started the year with 19 aircraft having scheduled lease expirations in 2013 and we have lease or lease extension commitments for two of these aircraft. The remaining 17 aircraft with scheduled expiries in 2013 that we are marketing for lease or sale represented 5% of our total net book value of flight equipment held for lease (including net investment in finance leases) at December 31, 2012.

In addition:

•
We entered into early termination agreements for two Boeing Model 737-700 aircraft, one Airbus model A330-200 aircraft, one Boeing Model 767-300ER aircraft and one Airbus Model A319-100 aircraft, all of which were returned to us in the first quarter of 2013 and which we are marketing for sale or lease.

•	We are also marketing one 747-400 BDSF that was returned to us in the fourth quarter of 2012 following the bankruptcy of one of our customers.
These additional six aircraft represented 3% of our total net book value of flight equipment held for lease (including net investment in finance leases) at December 31, 2012.

2014-2016 Lease Expirations and Lease Placements

•
Scheduled lease expirations — placements.    Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in the period 2014-2016 representing the percentage of our net book value of flight equipment held for lease (including net investment in finance leases) at December 31, 2012 specified below:

•	2014: 32 aircraft, representing 15%;

•	2015: 18 aircraft, representing 7%; and

•	2016: 25 aircraft, representing 11%.
Lease Payments and Security.    Each of our leases requires the lessee to pay periodic rentals during the lease term. As of December 31, 2012, rentals on more than 99% of our leases then in effect, as a percentage of net book value, are fixed and do not vary according to changes in interest rates. For the remaining leases, rentals are payable on a floating interest-rate basis. Most lease rentals are payable either monthly or quarterly in advance, and all lease rentals are payable in U.S. dollars.
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
Portfolio Risk Management
Our objective is to build and maintain an operating lease portfolio which is balanced and diversified and delivers returns commensurate with risk. We have portfolio concentration objectives to assist in portfolio risk management and highlight areas where action to mitigate risk may be appropriate, and take into account the following:

•	individual lessee exposures;

•	geographic concentrations;

•	aircraft type concentrations;

•	portfolio credit quality distribution;

•	aircraft age distribution; and

•	lease maturity distribution.

We have a risk management team which undertakes detailed credit due diligence on lessees when aircraft are being acquired with a lease already in place and for placement of aircraft with new lessees following lease expiration or termination.
Lease Management and Remarketing
Our aircraft re-leasing strategy is to develop opportunities proactively, well in advance of scheduled lease expiration, to enable consideration of a broad set of alternatives, including passenger or freighter deployments, or part-out or other disposal, and to allow for reconfiguration or maintenance lead times where needed. We also take a proactive approach to monitoring the credit quality of our customers, and seek early return and redeployment of aircraft if we feel that a lessee is unlikely to perform its obligations under a lease. We have invested significant resources in developing and implementing what we consider to be state-of-the-art lease management information systems and processes to enable efficient management of aircraft in our portfolio.
Other Aviation Assets and Alternative New Business Approaches
As of December 31, 2012, our overall portfolio of assets consists of commercial jet aircraft. We believe the lack of traditional aviation bank debt capacity with respect to financing mid-age, current technology aircraft may present attractive aircraft and debt investment opportunities, including our own securities, although financing for such acquisitions may be limited and more costly than in the past. Additionally, we believe that investment opportunities may arise in such sectors as jet engine and spare parts leasing and financing and commercial turboprop aircraft and helicopter leasing and financing. In the future, we may make opportunistic investments in these or other sectors or in other aviation-related assets and we intend to continue to explore other income-generating activities and investments that leverage our experience and contacts, provided that capital is available to fund such investments on attractive terms. We believe we have a world class servicing platform and may also pursue opportunities to capitalize on these capabilities such as providing aircraft management services for third party aircraft owners.
Competition
The aircraft leasing industry is highly competitive with a significant number of active participants that are active in leasing and trading aircraft markets. We face competition in several different ways, including for the acquisition of aircraft from airlines and other aircraft owners, for the placement of aircraft on lease with airlines and for buyers with an interest in acquiring aircraft assets which we may wish to divest.
Competition for aircraft acquisitions comes from both larger, typically more established aircraft leasing companies as well as from smaller players and new entrants. Larger lessors are generally more focused on acquiring new aircraft and include companies such as GE Commercial Aviation Services, International Lease Finance Corporation ("ILFC"), AerCap Holdings NV, Air Lease Corporation, Aviation Capital Group, CIT Aerospace, AWAS, SMBC Aviation Capital (formerly RBS Aviation Capital), BOC Aviation, FLY Leasing, Ltd. and Avolon. Competition for mid-aged and older aircraft typically comes from smaller players that, in many cases, rely on private equity or hedge fund capital sources. Such competitors include Guggenheim Aviation Partners, Volito, Deucalion, Oak Hill Aviation and AerSale.
The global financial crisis led several large participants to restructure or revisit their investment strategies in the aircraft leasing sector. In June 2012, RBS Aviation Capital was sold to a consortium led by the Sumitomo Mitsui Financial Group. In October, Jackson Square announced it will be purchased by the Mitsubishi UFJ group. Finally, in December, American International Group, Inc. announced an agreement to sell up to 90% of ILFC to a consortium led by New China Trust Co. Ltd. In addition, the global financial crisis curtailed the availability of bank debt, particularly for transactions involving mid-aged and older aircraft and has led to a reduction in aircraft trading volumes,
Competition for leasing or re-leasing of aircraft, as well as aircraft sales is based principally upon the availability, type and condition of aircraft, lease rates, prices and other lease terms. Aircraft manufacturers, airlines and other operators, distributors, equipment managers, leasing companies, financial institutions and other parties engaged in leasing, managing, marketing or remarketing aircraft compete with us, although their focus may be on different market segments and aircraft types.
Some of our competitors have, or may obtain, greater financial resources than us and may have a lower cost of capital. A number also place speculative orders for new aircraft, to be placed on operating lease upon delivery from the manufacturer in competition with new and used aircraft offered by other lessors. However, we believe that we are able to compete favorably in aircraft acquisition, leasing and sales activities due to the reputation and experience of our management, our extensive market contacts and our expertise in sourcing and acquiring aircraft. We also believe our access of unsecured capital markets debt provides us with a competitive advance in acquiring mid-aged aircraft.
Employees
We operate in a capital intensive, rather than a labor intensive, business. As of December 31, 2012, we had 83 employees. None of our employees are covered by a collective bargaining agreement and we believe that we maintain excellent employee relations. We provide certain employee benefits, including retirement benefits, and health, life, disability and accident insurance plans.
Insurance
We require our lessees to carry airline general third-party legal liability insurance, all-risk aircraft hull insurance (both with respect to the aircraft and with respect to each engine when not installed on our aircraft) and war-risk hull and legal liability insurance. We are named as an additional insured on liability insurance policies carried by our lessees, and we or one of our lenders would typically be designated as a loss payee in the event of a total loss of the aircraft. We maintain contingent hull and liability insurance coverage with respect to our aircraft which is intended to provide coverage for certain risks, including the risk of cancellation of the hull or liability insurance maintained by any of our lessees without notice to us, but which excludes coverage for other risks such as the risk of insolvency of the primary insurer or reinsurer.
We maintain insurance policies to cover non-aviation risks related to physical damage to our equipment and property, as well as with respect to third-party liabilities arising through the course of our normal business operations (other than aircraft operations). We also maintain limited business interruption insurance to cover a portion of the costs we would expect to incur in connection with a disruption to our main facilities, and we maintain directors’ and officers’ liability insurance providing coverage for liabilities related to the service of our directors, officers and certain employees. Consistent with industry practice, our insurance policies are generally subject to deductibles or self-retention amounts.
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
Government Regulation
The air transportation industry is highly regulated; however, we generally are not directly subject to most of these regulations because we do not operate aircraft. In contrast, our lessees are subject to extensive, direct regulation under the laws of the jurisdictions in which they are registered and under which they operate. Such laws govern, among other things, the registration, operation and maintenance of our aircraft. Our customers may also be subject to noise or emissions regulations in the jurisdictions in which they operate our aircraft. For example, the United States and other jurisdictions impose more stringent limits on nitrogen oxide (“NOx”), carbon monoxide (“CO”) and carbon dioxide (“CO2”) emissions from engines. In addition, European countries generally have more strict environmental regulations and, in particular, the European Union ("EU") has included aviation in the European Emissions Trading Scheme (“ETS”), although the United States, China and other countries continue to oppose the inclusion of aviation emissions in ETS.
Most of our aircraft are registered in the jurisdiction in which the lessee of the aircraft is certified as an air operator. As a result, our aircraft are subject to the airworthiness and other standards imposed by such jurisdictions. Laws affecting the airworthiness of aircraft generally are designed to ensure that all aircraft and related equipment are continuously maintained under a program that will enable safe operation of the aircraft. Most countries’ aviation laws require aircraft to be maintained under an approved maintenance program having defined procedures and intervals for inspection, maintenance and repair.
Our lessees are sometimes obligated by us to obtain governmental approval to import and lease our aircraft, to operate our aircraft on certain routes and to pay us in U.S. dollars. Usually, these approvals are obtained prior to lease commencement as a condition to our delivery of the aircraft. Governmental leave to deregister and/or re-export an aircraft at lease expiration or termination may also be required.

We are also subject to U.S. regulations governing the lease and sale of aircraft to foreign entities. Specifically, the U.S. Department of Commerce (through its Bureau of Industry and Security) and the U.S. Department of the Treasury (through its Office of Foreign Assets Control) impose restrictions on the operation of U.S.-made goods, such as aircraft and engines, in sanctioned countries, and also impose restrictions on the ability of U.S. companies to conduct business with entities in certain countries and with certain individuals. We structure our aircraft lease and sale documentation to require compliance with these restrictions.
Inflation
Inflation affects our lease rentals, asset values and costs, including SG&A expenses and other expenses. We do not believe that our financial results have been, or will be, adversely affected by inflation in a material way.
Subsequent Events
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure since the balance sheet date of December 31, 2012 through the date of this filing, the date on which the consolidated financial statements included in this Form 10-K were issued.

ITEM 1A. RISK FACTORS
Risks Related to Our Business
Risks Related to Our Operations
Volatile financial market conditions and the European sovereign debt crisis may adversely impact our liquidity, our access to capital and our cost of capital or our ability to pay dividends to our shareholders, and may adversely impact the airline industry and the financial condition of our lessees.
The financial crisis that began in the second half of 2008 resulted in significant global market volatility and disruption and a lack of liquidity. While these conditions have stabilized and the capital markets generally have shown signs of improvement since the first quarter of 2009, the availability and pricing of capital in the bank market and in the unsecured bond market can be significantly impacted by global events, including for example the sovereign debt crisis, and there is no assurance that we will be able to raise capital in the unsecured bond market at any particular time to fund future growth or for other purposes.
In Europe, countries such as Greece, Italy, Spain, Portugal and Ireland have been particularly affected by the recent financial and economic conditions, creating a heightened perceived risk of default on the sovereign debt of those countries, with concerns about the effect it would have on European Union economies and the ongoing viability of the euro currency and the European Monetary Union. We do not have any direct European sovereign debt exposure, but a very substantial part of our portfolio is leased into Europe, as further described in “Risks Related to Our Lessees — European Concentration,” below, and it is difficult to predict with any certainty the impact that a sovereign debt default or a breakup of the European Monetary Union would have on our lessees, but continuing concerns about default risk on sovereign debt, the austerity packages being put into place by a number of European countries and other related effects are likely to continue to have an adverse effect on growth in Europe, which may have a material adverse impact on our customers based in Europe and our customers operating to or within Europe. Concerns about sovereign debt defaults also puts pressure on banks holding such debt, leading some banks to reduce lending in order to shore up their balance sheets, making bank debt more difficult to access within our industry.
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
We bear the risk of re-leasing and selling or otherwise disposing of our aircraft in order to continue to generate sufficient revenues to meet our debt obligations, to finance our growth and operations, to pay dividends on our common shares and, ultimately, to realize upon our investment in the aircraft in our portfolio. In certain cases we commit to purchase aircraft that are not subject to lease and therefore are subject to lease placement risk for aircraft we are obliged to purchase. Because only a portion of an aircraft’s value is covered by contractual cash flows from an operating lease, we are exposed to the risk that the residual value of the aircraft will not be sufficient to permit us to fully recover or realize a gain on our investment in the aircraft and to the risk that we may have to record impairment charges. Further, our ability to re-lease, lease or sell aircraft on favorable terms, or at all, or without significant off-lease time and transition costs is likely to be adversely impacted by risks affecting the airline industry generally.
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
We wrote down the value of some of our assets during 2012, and if conditions worsen, or in the event of a customer default, we may be required to record further write-downs.

We test our assets for impairment whenever events or changes in circumstances indicate that the carrying amounts for such assets are not recoverable from their expected, undiscounted cash flows.  We also perform a recoverability analysis for all of our aircraft assets at least once a year, regardless of whether a triggering event or change in circumstances has occurred.  We performed a recoverability analysis for all of our aircraft in the third quarter of 2012 and recorded an aggregate of $78.7 million in impairments on 15 aircraft, with an average age of 21 years. For the full year 2012, we recorded an aggregate of $96.5 million in impairments on 18 aircraft.

If economic conditions or aircraft lease or sales values worsen, or a lessee customer defaults, we may have to reassess the carrying value of one or more of our aircraft assets.  In particular, we believe that the carrying value of older aircraft may be more susceptible to non-recoverable declines in value because, among other reasons, such assets have less remaining useful life in which to benefit from a market recovery, and as of December 31, 2012, based on net book value, 22% of our

aircraft portfolio was 15 years or older.   Any such impairment may have a material and adverse impact on our financial results and the market price for our shares.
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
Our ability to obtain debt financing and our cost of debt financing is dependent, in part, on our credit ratings. Maintaining our credit ratings depends in part on strong financial results and in part on other factors, including the outlook of the ratings agencies on our sector and on the market generally. A credit rating downgrade may result in higher pricing or less favorable terms under secured financings, including Export Credit Agency backed financings, or may make it more difficult or more costly for us to raise debt financing in the unsecured bond market. Credit rating downgrades may therefore make it more difficult to satisfy our funding requirements, adversely impact our financial results or our ability to pay dividends to our shareholders.
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
Our securitizations are London Interbank Offered Rate (“LIBOR”) based floating-rate obligations which we hedged with interest rate swaps into fixed-rate obligations. As interest rates declined, the fair value of these interest rate swaps has also declined, and we would incur a significant termination payment if we were to terminate any of these interest rate swaps prior to its scheduled maturity. Because we would likely be obligated to terminate an interest rate swap in order to refinance one of these financings, these interest rate swaps make refinancing our securitizations more difficult.
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
On November 5, 2012, our board of directors declared a regular quarterly dividend of $0.165 per common share, or an aggregate of approximately $11.5 million, which was paid on December 14, 2012 to holders of record on November 30, 2012. This dividend may not be indicative of the amount of any future quarterly dividends. Our ability to pay, maintain or increase cash dividends to our shareholders is subject to the discretion of our board of directors and will depend on many factors, including our ability to comply with financial covenants in our financing documents and others that limit our ability to pay dividends and make certain other restricted payments; the difficulty we may experience in raising and the cost of additional capital and our ability to finance our aircraft acquisition commitments; our ability to re-finance our securitizations and other long-term financings; our ability to negotiate and enforce favorable lease rates and other contractual terms; the level of demand for our aircraft; the economic condition of the commercial aviation industry generally; the financial condition and liquidity of our lessees; unexpected or increased aircraft maintenance or other expenses; the level and timing of capital expenditures, principal repayments and other capital needs; maintaining our credit ratings, our results of operations, financial condition and liquidity; general business conditions; legal restrictions on the payment of dividends, including a statutory dividend test and other limitations under Bermuda law; and other factors that our board of directors deems relevant. Some of these factors are beyond our control, and a change in any such factor could affect our ability to pay dividends on our common shares. In the future we may not choose to pay dividends or may not be able to pay dividends, maintain our current level of dividends, or increase them over time. Increases in demand for our aircraft and operating lease payments may not occur and may not increase our actual cash available for dividends to our common shareholders. The failure to maintain or pay dividends may adversely affect our share price.
We are subject to risks related to our indebtedness that may limit our operational flexibility, our ability to compete with our competitors and our ability to pay dividends to our shareholders.
General Risks
As of December 31, 2012, our total indebtedness was approximately $3.6 billion, representing approximately 71.8% of our total capitalization. As a result of our substantial amount of indebtedness, we may be unable to generate sufficient cash to pay, when due, the principal of, interest on or other amounts due with respect to our indebtedness, and our substantial amount of indebtedness may increase our vulnerability to adverse economic and industry conditions, reduce our flexibility in planning for or reaction to changes in the business environment or in our business or industry, and adversely affect our cash flow and our ability to operate our business, compete with our competitors and pay dividends to our shareholders.
Our indebtedness subjects us to certain risks, including:

•
a significant percentage of our aircraft and aircraft leases serve as collateral for our secured indebtedness and the terms of certain of our indebtedness require us to use proceeds from sales of aircraft, in part, to repay amounts outstanding under such indebtedness;

•
under terms of certain debt facilities, we may be required to dedicate a substantial portion of our cash flows from operations, if available, to debt service payments, thereby reducing the amount of our cash flow available to pay dividends, fund working capital, make capital expenditures and satisfy other needs;

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

Risks Relating to Our Long-term Financings
The provisions of our long-term financings require us to comply with financial and other covenants. Our compliance with these ratios, tests and covenants depends upon, among other things, the timely receipt of lease payments from our lessees and upon our overall financial performance.

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

In addition, under the terms of the securitizations, certain transactions will require the consent or approval of one or more of the independent directors, the rating agencies that rated the applicable portfolio’s certificates or the financial guaranty insurance policy issuer for the applicable securitization or the bank providing the financing for certain activities, including aircraft sales or leasing aircraft to certain airlines. Absent the aforementioned consent, which we may not receive, the limits under the securitization may place limits on our ability to lease our aircraft to certain customers in certain jurisdictions or to sell an aircraft, even if to do so would provide the best risk/return outcome at that time. In addition, because the financial guarantee insurance policy issuer is currently experiencing financial distress, it is unclear whether such policy issuer will be in a position to continue to consider to any request for consent, or may refuse or be unable to grant its consent, to any such proposed transaction which may, with respect to aircraft financed under the securitizations, limit our ability to place aircraft on lease to provide the best returns or to sell aircraft that we believe would be in our best interest to sell.
In addition, the terms of our financings restrict our ability to incur or guarantee additional indebtedness or engage in mergers, amalgamations or consolidations among our subsidiary companies or between a subsidiary company and a third party or otherwise dispose of all or substantially all of our assets.
We are subject to various risks and requirements associated with transacting business in foreign jurisdictions.
The international nature of our business exposes us to trade and economic sanctions and other restrictions imposed by the U.S. and other governments. The U.S. Departments of Justice, Commerce, Treasury and other agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against companies for violations of export controls, the Foreign Corrupt Practices Act (“FCPA”), and other federal statutes, sanctions and regulations, including those established by the Office of Foreign Assets Control (“OFAC”) and, increasingly, similar or more restrictive foreign laws, rules and regulations, including the U.K. Bribery Act ("UKBA"), which may also apply to us. By virtue of these laws and regulations, and under laws and regulations in other jurisdictions, we may be obliged to limit our business activities, we may incur costs for compliance programs and we may be subject to enforcement actions or penalties for noncompliance. In recent years, U.S. and foreign governments have increased their oversight and enforcement activities with respect to these laws and we expect the relevant agencies to continue to increase these activities. A violation of these laws, sanctions or regulations could adversely impact our business, results of operations or ability to pay dividends to our shareholders.
We have compliance policies and training programs in place for our employees with respect to FCPA, OFAC, UKBA and similar laws, but there can be no assurance that our employees, consultants or agents will not engage in conduct for which we may be held responsible. Violations of FCPA, OFAC, UKBA and other laws, sanctions or regulations may result in severe criminal or civil penalties, and we may be subject to other liabilities, which could adversely affect our business, results of operations or ability to pay dividends to our shareholders.
We are dependent upon information technology systems, which are subject to disruption, damage, failure and risks associated with implementation and integration.
We are dependent upon information technology systems in the conduct of our operations. Our information technology systems are subject to disruption, damage or failure from a variety of sources, including, without limitation, computer viruses, security breaches, cyber attacks, natural disasters and defects in design. Damage, disruption, or failure of one or more information technology systems may result in interruptions to our operations in the interim or may require a significant investment to fix or replace them or may result in significant damage to our reputation. Various measures have been implemented to manage our risks related to the information technology systems and network disruptions, but our business, financial position or results of our operations could be adversely impacted by such disruption, damage, failure, cyber attach or breach.

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
These and other factors may produce sharp decreases or increases in aircraft values and lease rates, which would impact our cost of acquiring aircraft, and which may result in lease defaults and also prevent the aircraft from being re-leased or sold on favorable terms. This could have an adverse effect on our financial results and growth prospects and on our ability to meet our debt obligations or to pay dividends to our shareholders.
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
As manufacturers introduce technological innovations and new types of aircraft, including the Boeing 787 and Airbus A350 and re-engined and/or replacement types for the Boeing 737 and A320 families of aircraft, certain aircraft in our existing aircraft portfolio may become less desirable to potential lessees or purchasers. In 2010 Airbus announced that it intends to produce the A320 NEO family aircraft for 2016, which it claims will reduce fuel burn, cut noise emission and maintenance costs. In 2011, Boeing announced a plan to produce the 737 MAX for 2017, which it also claims will reduce fuel burn. In 2012, Embraer announced that it intends to produce a second generation of E-Jets with Pratt & Whitney of aircraft for 2018 which it claims will result in improvements in fuel burn, maintenance costs, emissions and external noise. Further, Bombardier Inc., Commercial Aircraft Corporation of China Ltd and Sukhoi Company (JSC) are developing aircraft models that will compete with Airbus Model A319 and Boeing Model 737-700 aircraft in our fleet
In addition, although all of the aircraft in our portfolio are Stage 3 noise-compliant, the imposition of more stringent noise or emissions standards or the introduction of additional age limitation regulations may limit the potential customer base for certain aircraft in our portfolio or make certain of our aircraft less desirable in the marketplace.
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
Governmental regulations regarding aircraft and engine noise and emissions levels apply based on where the relevant aircraft is registered and operated. For example, jurisdictions throughout the world have adopted noise regulations which require all aircraft to comply with noise level standards. In addition to the current requirements, the United States and the International Civil Aviation Organization (“ICAO”) have adopted a new, more stringent set of standards for noise levels which applies to engines manufactured or certified on or after January 1, 2006. Currently, U.S. regulations would not require any phase-out of aircraft that qualify with the older standards applicable to engines manufactured or certified prior to January 1, 2006, but the EU has established a framework for the imposition of operating limitations on aircraft that do not comply with the new standards. These regulations could limit the economic life of the aircraft and engines, reduce their value, limit our ability to lease or sell the non-compliant aircraft and engines or, if engine modifications are permitted, require us to make significant additional investments in the aircraft and engines to make them compliant.
In addition to more stringent noise restrictions, the United States and other jurisdictions impose more stringent limits on other aircraft engine emissions, such as NOx, CO and CO2, consistent with current ICAO standards. These limits generally apply only to engines manufactured after 1999. Certain of the aircraft engines owned by us were manufactured after 1999. Because aircraft engines are retired or replaced from time to time in the usual course, it is likely that the number of such engines may increase over time. Also, the U.S.has adopted more stringent NOx emission standards for newly manufactured aircraft engines, beginning in 2013, and ICAO has recently adopted a resolution designed to cap greenhouse gas emissions from aircraft and has committed to propose a greenhouse gas emission standard for aircraft engines by 2012. Concerns over energy security, environmental sustainability, and climate change could result in more stringent limitations on the operation of our aircraft; particularly aircraft equipped with older-technology engines, or could result in decreased demand for air travel.
The Environmental Protection Agency (the “EPA”) has periodically revised its NOx, CO, and CO2 emission standards to incorporate the ICAO’s standards. In July 2012, EPA promulgated final regulations that would set more stringent NOx emission standards for aircraft gas turbine engines in line with those already endorsed by the ICAO. EPA anticipates establishing a future production cutoff to require all engine models that were originally certified prior to January 1, 2014 to comply with the new standards. These regulations also include several new reporting requirements applicable to manufacturers of aircraft gas turbine engines. Furthermore, since 2006, EPA has seen significant pressure from environmental groups to make a finding under the Clean Air Act ("CAA") that greenhouse gas (“GHG”) emissions and lead emissions from aircrafts endanger public health. In both instances, environmental groups filed petitions urging EPA to make this finding, and later filed suit against the agency when it did not act. The court in both cases held that EPA was required to respond to the petitions. In the summer of 2012, EPA stated that it intends to initiate a notice and comment proceeding regarding whether regulation of GPH is required under the CAA. However, it is unclear whether (and if so, when) EPA will initiate such a proceeding. The legal challenge against EPA regarding lead emissions from aviation fuel remains pending.
European countries generally have relatively strict environmental regulations that can restrict operational flexibility and decrease aircraft productivity. The EU has attempted to include the aviation sector in its Emissions Trading Scheme (“ETS”), which was slated to become effective in January 2012, but has now been put on hold in light of the ICAO's effort to introduce a global program to reduce aircraft GHGs. The United States, China, and other countries continue to oppose the inclusion of aviation emissions in the ETS, and the U.S. supports the ICAO as the proper venue for international regulation of emissions, and maintains that the EU’s approach is contrary to ICAO’s charter. In November 2012, the U.S. passed legislation prohibiting U.S. airlines from taking part in an EU emissions program. The U.S. continues to engage in discussions within other nations regarding methods for reducing GHGs from aircrafts, as an alternative to including aircraft in the ETS. The group will meet again in early 2013.
Over time, it is possible that governments will adopt additional regulatory requirements and/or market-based policies that are intended to reduce energy usage, emissions, and noise levels from aircraft. Such initiatives may be based on concerns regarding climate change, energy security, public health, local impacts, or other factors, and may also impact the global market for certain aircraft and cause behavioral shifts that result in decreased demand for air travel.
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
As of December 31, 2012, based on net book value, 22% of our aircraft portfolio was 15 years or older. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Additionally, older aircraft typically are less fuel-efficient than newer aircraft and may be more difficult to re-lease or sell, particularly if, due to airline insolvencies or other distress, older aircraft are competing with newer aircraft in the lease or sale market. Variable expenses like fuel, crew size or aging aircraft corrosion control or inspection or modification programs and related airworthiness directives could make the operation of older aircraft less economically feasible and may result in increased lessee defaults. We may also incur some of these increased maintenance expenses and regulatory costs upon acquisition or re-leasing of our aircraft. In addition, a number of countries have adopted or may adopt age limits on aircraft imports, which may result in greater difficulty placing affected aircraft on lease or re-lease on favorable terms. Any of these expenses, costs or risks will have a negative impact on our financial results, our ability to pursue additional acquisitions or on our ability to pay dividends to our shareholders.
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
The competitive playing field for new acquisitions has changed considerably in the wake of the financial crisis, as many large players are restructuring or revisiting their investment appetite, and a number of new entrants with private equity investors or Asian bank or other equity backing have entered the market.
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
Certain of our leases provide that the lessee is required to make periodic payments to us during the lease term in order to provide cash reserves for the payment of maintenance tied to the usage of the aircraft. In these leases there is an associated liability for us to reimburse the lessee for such scheduled maintenance performed on the related aircraft. Our operational cash flow and available liquidity may not be sufficient to fund our maintenance obligations, particularly as our aircraft age. Actual rental and maintenance payments by lessees and other cash that we receive may be significantly less than projected as a result of numerous factors, including defaults by lessees and our potential inability to obtain satisfactory maintenance terms in leases. Certain of our leases do not provide for any periodic maintenance reserve payments to be made by lessees to us in respect of their maintenance obligations, and it is possible that future leases will not contain such requirements. Typically, these lessees are required to make payments at the end of the lease term.
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
Emerging markets are countries which have less developed economies that are vulnerable to economic and political problems, such as significant fluctuations in gross domestic product, interest and currency exchange rates, civil disturbances, government instability, nationalization and expropriation of private assets and the imposition of taxes or other charges by governments. The occurrence of any of these events in markets served by our lessees and the resulting instability may adversely affect our ownership interest in an aircraft or the ability of lessees which operate in these markets to meet their lease obligations and these lessees may be more likely to default than lessees that operate in developed economies. For the year ended December 31, 2012, 44 of our lessees which operated 100 aircraft and generated lease rental revenue representing 59% of our lease rental revenue are domiciled or habitually based in emerging markets.

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
The financial condition of our lessees will be greatly influenced by the overall demand for air travel; in a weak demand environment, airline yields may come under pressure, which may negatively impact airline financial performance in a significant way. To the extent that airline operating costs increase, because of changes in fuel, labor costs, or otherwise, demand for air travel and/or airline financial performance may be negatively impacted.
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
When a lessee is late in making payments, fails to make payments in full or in part under the lease or has otherwise advised us that it will in the future fail to make payments in full or in part under the lease, we may elect to or be required to restructure the lease. Restructuring may involve anything from a simple rescheduling of payments to the termination of a lease without receiving all or any of the past due amounts. If any requests for payment restructuring or rescheduling are made and granted, reduced or deferred rental payments may be payable over all or some part of the remaining term of the lease, although the terms of any revised payment schedules may be unfavorable and such payments may not be made. We may be unable to agree upon acceptable terms for any requested restructurings and as a result may be forced to exercise our remedies under those leases. If we, in the exercise of our remedies, repossess the aircraft, we may not be able to re-lease the aircraft promptly at favorable rates, or at all.
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
Until they are discharged, Aircraft Liens could impair our ability to repossess, re-lease or sell our aircraft. Our lessees may not comply with their obligations under their respective leases to discharge Aircraft Liens arising during the terms of their leases, whether or not due to financial difficulties. If they do not, we may, in some cases, find it necessary to pay the claims secured by such Aircraft Liens in order to repossess the aircraft. Such payments could adversely affect our cash position and our business generally, and our ability to pay dividends to our shareholders.
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
Each lessee generally is responsible for complying with all of the Airworthiness Directives and is required to maintain the aircraft’s maintenance and airworthiness. However, if a lessee fails to satisfy its obligations, or we have undertaken some obligations as to maintenance or airworthiness under a lease, we may be required to bear (or, to the extent required under the relevant lease, to share) the cost. If any of our aircraft are not subject to a lease, we would be required to bear the entire cost of compliance. Such payments could adversely affect our cash position and our business generally or our ability to pay dividends to our shareholders.
Risks associated with the concentration of our lessees in certain geographical regions could harm our business or adversely impact our ability to pay dividends to our shareholders.
Our business is sensitive to local economic and political conditions that can influence the performance of lessees located in a particular region. Such adverse economic and political conditions include additional regulation or, in extreme cases, requisition. In 2012, increasing fuel prices, the inability of many companies to access the capital markets and a fragile economic recovery impacted the global aviation market, causing severe financial strain and a number of bankruptcies. The effect of these conditions on payments to us will be more or less pronounced, depending on the concentration of lessees in the region with adverse conditions. For the year ended December 31, 2012, lease rental revenues from lessees by region, were 39% in Europe, 11% in North America, 32% in Asia (including 12% in China), 7% in Latin America, and 11% in the Middle East and Africa.
European Concentration
Forty-one lessees based in Europe accounted for 39% of our lease rental revenues for the year ended December 31, 2012 and accounted for 68 aircraft totaling 35% of the net book value of our aircraft at December 31, 2012. Six aircraft, representing 3% of the net book value of our aircraft at December 31, 2012, were leased to a customer in Spain and one aircraft, representing less than 1% of the net book value of our aircraft at December 31, 2012, was leased to a customer based in Italy. We have no lessees based in Greece, Portugal or Ireland.
Commercial airlines in Europe face, and can be expected to continue to face, increased competitive pressures due to the expansion of low cost carriers as well as the rise of stronger airline groupings that are have emerged through consolidation efforts. Moreover, the sovereign debt market concerns surrounding Greece, Italy, Spain and other European countries, austerity programs and general weakness in European home market economies is hampering growth and causing financial hardship for airlines in Europe, large and small. While several of the continent’s larger airlines have announced comprehensive restructuring efforts (including significant cost cutting measures), we are generally more concerned about the ability of smaller players to continue to honor contractual lease obligations.
Russia accounted for 10% of our lease rental revenues for the year ended December 31, 2012 and accounted for 12 aircraft totaling 9% of the net book value of our aircraft at December 31, 2012. Russia has a market-based economy that is in large part dependent on natural resources, particularly oil, natural gas, and metals. The economy has grown steadily in recent years (except during the recent financial crisis) but remains exposed to volatility in commodity values. The incumbent government is facing increased civilian pressures to enact political reforms and continued political instability and resulting economic uncertainty could potentially have an effect on economic growth, and demand for air transportation.
Asian Concentration
Nineteen lessees based in Asia accounted for 32% of our lease rental revenues for the year ended December 31, 2012 and accounted for 50 aircraft totaling 34% of the net book value of our aircraft at December 31, 2012. Growth in most of Asia has been strong, driven in large part by emerging economies including China and India, but also markets such as the Philippines and Indonesia. However, certain markets are plagued by oversupply and crowded competitive landscapes. Demand weakness resulting from slowing economic growth in the region, a recurrence of SARS or avian influenza or the outbreak of another epidemic disease would likely adversely affect the Asian airline industry.

Four lessees based in China accounted for 12% of our lease rental revenues for the year ended December 31, 2012 and accounted for 20 aircraft totaling 11% of the net book value of our aircraft at December 31, 2012. Chinese airline industry performance during 2012 was relatively strong, but airline performance could suffer if economic growth moderates.
North American Concentration
Seven lessees based in North America accounted for 11% of our lease rental revenues for the year ended December 31, 2012 and accounted for 17 aircraft totaling 10% of the net book value of our aircraft at December 31, 2012. Consolidation among major airlines in the U.S. has helped drive capacity discipline and pricing power, but despite recent improvements in the financial results of many carriers, airlines remain highly susceptible to macroeconomic and geopolitical factors outside their control. Concerns about terrorist attacks have resulted in tightened security measures and reduced demand for air travel, which, together with high and volatile fuel costs, have imposed additional financial burdens on most U.S. airlines.
Latin American Concentration
Six lessees based in Latin America accounted for 7% of our lease rental revenues for the year ended December 31, 2012 and accounted for 14 aircraft totaling 8% of the net book value of our aircraft at December 31, 2012. Air travel demand in Latin America remains robust, fueled by economic growth in the region. The proliferation of low cast carriers has also played a meaningful role in stimulating travel demand. Among the more established regional players, we have witnessed an increase in consolidation activity including the combinations of Gol and Webjet, Avianca and Taca and LAN and TAM. Airlines in certain countries are implementing large capacity additions, and any restrictions imposed on airport or other infrastructure usage or further degradation of the region’s aviation safety record, high and volatile fuel prices, or other economic reversal or slow downs, could have a material adverse effect on carriers’ financial performance and thus our ability to collect lease payments.
Middle East and African Concentration
Four lessees based in the Middle East and Africa accounted for 11% of our lease rental revenues for the year ended December 31, 2012 and accounted for eight aircraft totaling 12% of the net book value of our aircraft at December 31, 2012. Middle Eastern, and particularly Gulf-based carriers, have a large number of aircraft on order and continue to capitalize on the region’s favorable geographic position as an East-West transfer hub. However, ongoing geopolitical tension and any aviation related act of terrorism in the region could adversely affect financial performance. In 2011 and 2012, a number of countries in the Middle East and North Africa experienced significant political instability in the form of widespread demonstrations, calls for political reform, and, in certain cases, revolution, negatively impacting tourism and air travel. Other countries in the region have seen similar activity, and continued unrest and instability would again negatively impact the financial performance of airlines operating to, from, and within this region.
South African Airways accounted for 6% of our lease rental revenues for the year ended December 31, 2012 and accounted for four aircraft totaling 7% of the net book value of our aircraft at December 31, 2012. South Africa’s economy is heavily dependent on natural resources, particularly precious metals, and it is exposed to economic and social risks arising from volatility in commodity prices. South African Airways relies upon government support for its significant capital requirements.
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
As a result of the September 11, 2001 terrorist attacks in the United States and subsequent actual and attempted terrorist attacks, notably in the Middle East, South Asia and Europe, increased security restrictions were implemented on air travel, airline costs for aircraft insurance and enhanced security measures have increased, and airlines in certain countries continue to rely on government-sponsored programs to acquire war risk insurance. In addition, war or armed hostilities in the Middle East, Iran, North Korea, North Africa, South Asia or elsewhere, or the fear of such events, could further exacerbate many of the problems experienced as a result of terrorist attacks. The situation in Iraq remains unsettled; tension over Iran’s nuclear program continues; the war in Afghanistan continues for the near term, and more recently the events in Libya, Tunisia, Egypt and Syria have resulted or are expected to result in changes to long-standing regimes, and other regimes in the Middle East and North Africa, have been destabilized and/or have used extreme measures to retain power. Any or all of these may lead to further instability in the Middle East. Future terrorist attacks, war or armed hostilities, large protests or government instability, or the fear of such events, could further negatively impact the airline industry and may have an adverse effect on the financial condition and liquidity of our lessees, aircraft values and rental rates and may lead to lease restructurings or aircraft repossessions, all of which could adversely affect our financial results and growth prospects or our ability to pay dividends to our shareholders.
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
We are a holding company with no material direct operations. Our principal assets are the equity interests we directly or indirectly hold in our operating subsidiaries. As a result, we are dependent on loans, dividends and other payments from our subsidiaries to generate the funds necessary to meet our financial obligations and to pay dividends to our shareholders. Although there are currently no material legal restrictions on our operating subsidiaries ability to distribute assets to us, legal restrictions, including governmental regulations and contractual obligations, could restrict or impair our operating subsidiaries ability to pay dividends or make loan or other distributions to us. Our subsidiaries are legally distinct from us and may be prohibited or restricted from paying dividends or otherwise making funds available to us under certain conditions.
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

In addition, these provisions may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by our management and/or our board of directors. Public shareholders who might desire to participate in these types of transactions may not have an opportunity to do so. These anti-takeover provisions could substantially impede the ability of public shareholders to benefit from a change in control or change our management and board of directors and, as a result, may adversely affect the market price of our common shares and your ability to realize any potential change of control premium.
There are provisions in our bye-laws that may require certain of our non-U.S. shareholders to sell their shares to us or to a third party.
Our bye-laws provide that if our board of directors determines that we or any of our subsidiaries do not meet, or in the absence of repurchases of shares will fail to meet, the ownership requirements of a limitation on benefits article of any bilateral income tax treaty with the U.S. applicable to us, and that such tax treaty would provide material benefits to us or any of our subsidiaries, we generally have the right, but not the obligation, to repurchase, at fair market value (as determined pursuant to the method set forth in our bye-laws), common shares from any shareholder who beneficially owns more than 5% of our issued and outstanding common shares and who fails to demonstrate to our satisfaction that such shareholder is either a U.S. citizen or a qualified resident of the U.S. or the other contracting state of any applicable tax treaty with the U.S. (as determined for purposes of the relevant provision of the limitation on benefits article of such treaty).
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
As of February 14, 2013, we had an aggregate of 168,152,746 common shares authorized but unissued and not reserved for issuance under our incentive plan. We may issue all of these common shares without any action or approval by our shareholders. We intend to continue to actively pursue acquisitions of aviation assets and may issue common shares in connection with these acquisitions. Any common shares issued in connection with our acquisitions, our incentive plan, and the exercise of outstanding share options or otherwise would dilute the percentage ownership held by existing shareholders.
Risks Related to Taxation
If Aircastle were treated as engaged in a trade or business in the United States, it would be subject to U.S. federal income taxation on a net income basis, which would adversely affect our business and result in decreased cash available for distribution to our shareholders.
If, contrary to expectations, Aircastle were treated as engaged in a trade or business in the United States, the portion of its net income, if any, that was “effectively connected” with such trade or business would be subject to U.S. federal income taxation at a maximum rate of 35%. In addition, Aircastle would be subject to the U.S. federal branch profits tax on its effectively connected earnings and profits at a rate of 30%. The imposition of such taxes would adversely affect Aircastle's business and would result in decreased cash available for distribution to our shareholders.
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
We expect that we are currently eligible for an exemption under Section 883 of the Internal Revenue Code of 1986, as amended (the “Code”), which provides an exemption from U.S. federal income taxation with respect to rental income derived from aircraft used in international traffic by certain foreign corporations. No assurances can be given that we will continue to be eligible for this exemption as our stock is traded on the market and changes in our ownership or the amount of our shares that are traded could cause us to cease to be eligible for such exemption. To qualify for this exemption in respect of rental income, the lessor of the aircraft must be organized in a country that grants a comparable exemption to U.S. lessors (Bermuda and Ireland each do), and certain other requirements must be satisfied. We can satisfy these requirements in any year if, for more than half the days of such year, our shares are primarily and regularly traded on a recognized exchange and certain shareholders, each of whom owns 5% or more of our shares (applying certain attribution rules), do not collectively own more than 50% of our shares. Our shares will be considered to be primarily and regularly traded on a recognized exchange in any year if (i) the number of trades in our shares effected on such recognized stock exchanges exceed the number of our shares (or direct interests in our shares) that are traded during the year on all securities markets; (ii) trades in our shares are effected on such stock exchanges in more than de minimis quantities on at least 60 days during every calendar quarter in the year; and (iii) the aggregate number of our shares traded on such stock exchanges during the taxable year is at least 10% of the average number of our shares outstanding in that class during that year. If our shares cease to satisfy these requirements, then we may no longer be eligible for the Section 883 exemption with respect to rental income earned by aircraft used in international traffic. If we were not eligible for the exemption under Section 883 of the Code, we expect that the U.S. source rental income of Aircastle Bermuda generally would be subject to U.S. federal taxation, on a gross income basis, at a rate of not in excess of 4% as provided in Section 887 of the Code. If, contrary to expectations, Aircastle Bermuda did not comply with certain administrative guidelines of the Internal Revenue Service, such that 90% or more of Aircastle Bermuda’s U.S. source rental income were attributable to the activities of personnel based in the United States, Aircastle Bermuda’s U.S. source rental income would be treated as income effectively connected with the conduct of a trade or business in the United States. In such case, Aircastle Bermuda’s U.S. source rental income would be subject to U.S. federal income taxation on its net income at a maximum rate of 35% as well as state and local taxation. In addition, Aircastle Bermuda would be subject to the U.S. federal branch profits tax on its effectively connected earnings and profits at a rate of 30%. The imposition of such taxes would adversely affect our business and would result in decreased cash available for distribution to our shareholders.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We lease approximately 19,200 square feet of office space in Stamford, Connecticut for our corporate operations. On January 30, 2012, we signed a ten-year extension lease for the office space in Stamford, Connecticut. We lease approximately 3,380 square feet of office space in Dublin, Ireland for our acquisition, aircraft leasing and asset management operations in Europe. The lease for the Irish facility expires in June 2016. On July 17, 2012, we signed a four-year lease for the office space in Singapore. We lease approximately 2,600 square feet of office space in Singapore for our acquisition, aircraft leasing and asset management operations in Asia. The lease for the Singapore facility expires in July 2016.
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
Set forth below is information pertaining to our executive officers who held office as of February 14, 2013:
Ron Wainshal, 48, became our Chief Executive Officer in May 2005 and a member of our Board in May 2010. Prior to joining Aircastle, Mr. Wainshal was in charge of the Asset Management group of General Electric Commercial Aviation Services (“GECAS”) from 2003 to 2005. After joining GECAS in 1998, Ron led many of GECAS’ U.S. airline restructuring efforts and its bond market activities, and played a major marketing and structured finance role in the Americas. Before joining GECAS, he was a principal and co-owner of a financial advisory company specializing in transportation infrastructure from 1994 to 1998 and prior to that held positions at Capstar Partners and The Transportation Group in New York and Ryder System in Miami. He received a BS in Economics from the Wharton School of the University of Pennsylvania and an MBA from the University of Chicago’s Booth Graduate School of Business.
Michael Inglese, 51, became our Chief Financial Officer in April 2007. Prior to joining the Company, Mr. Inglese served as an Executive Vice President and Chief Financial Officer of PanAmSat Holding Corporation, where he served as Chief Financial Officer from June 2000 until the closing of PanAmSat’s sale to Intelsat in July 2006. Mr. Inglese joined PanAmSat in May 1998 as Vice President, Finance after serving as Chief Financial Officer for DIRECTV Japan, Inc. He is a Chartered Financial Analyst who holds a BS in Mechanical Engineering from Rutgers University College of Engineering and his MBA from Rutgers Graduate School of Business Management.

David Walton, 51, became our General Counsel in March 2005 and our Chief Operating Officer in January 2006 and our Secretary in August 2006. Prior to joining Aircastle, Mr. Walton was Chief Legal Officer of Boullioun Aviation Services, Inc. from 1996 to 2005. Prior to that, Mr. Walton was a partner at the law firm of Perkins Coie in Seattle and Hong Kong. Mr. Walton has over 20 years of experience in aircraft leasing and finance. He received a BA in Political Science from Stanford University and a JD from Boalt Hall School of Law, University of California, Berkeley.
Joseph Schreiner, 55, became our Executive Vice President, Technical in October 2004. Prior to joining Aircastle, Mr. Schreiner oversaw the technical department at AAR Corp, a provider of products and services to the aviation and defense industries from 1998 to 2004 where he managed aircraft and engine evaluations and inspections, aircraft lease transitions, reconfiguration and heavy maintenance. Prior to AAR, Mr. Schreiner spent 19 years at Boeing (McDonnell-Douglas) in various technical management positions. Mr. Schreiner received a BS from the University of Illinois and an MBA from Pepperdine University.
Aaron Dahlke, 44, became our Chief Accounting Officer in June 2005. Prior to that, Mr. Dahlke was Vice President and Controller of Boullioun Aviation Services Inc. from January 2003 to May 2005. Prior to Boullioun, Mr. Dahlke was at ImageX.com, Inc. and Ernst & Young LLP. He received a B.S. in Accounting from California State University, San Bernardino. He is a Certified Public Accountant.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTER AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common shares are listed for trading on the New York Stock Exchange under the symbol “AYR.” As of February 14, 2013, there were approximately 16,752 record holders of our common shares.
The following table sets forth the quarterly high and low prices of our common shares on the New York Stock Exchange for the periods indicated since our initial public offering and dividends during such periods:

	High	Low	Dividends Declared Per Share ($)
Year Ending December 31, 2011:
First Quarter	$13.00	$10.25	$0.100
Second Quarter	$13.81	$11.43	$0.125
Third Quarter	$12.93	$9.63	$0.125
Fourth Quarter	$12.95	$8.56	$0.150

Year Ending December 31, 2012:
First Quarter	$14.55	$12.13	$0.150
Second Quarter	$12.66	$10.77	$0.150
Third Quarter	$13.04	$11.26	$0.150
Fourth Quarter	$12.69	$10.91	$0.165
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

Issuer Purchases of Equity Securities
During the fourth quarter of 2012, we purchased our common shares as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(a)
	(Dollars in thousands, except per share amounts)
October	—		$—	—	$21,500
November	—		—	—	50,000
December	936,500	(a)	12.20	936,500	38,579
Total	936,500		$12.20	936,500	$38,579

______________

(a)
On May 24, 2012, the Company's Board of Directors authorized the repurchase of up to $50,000 of the Company's common shares. In August 2012, we repurchased 2,500,002 common shares from affiliates of Fortress Investment Group LLC at a total cost of $28,500 under the repurchase program and we paid no commissions on this transaction. On November 5, 2012, the Company's Board of Directors authorized an increase in the Company's share repurchase program by up to an additional $28,500 of its common shares, bringing the total back up to $50,000 of its common shares in the aggregate. During the fourth quarter of 2012, we repurchased an additional 936,500 common shares at a total cost of $11,421 including commissions. In addition, as of February 14, 2013, we repurchased an additional 679,292 common shares during 2013. Accordingly, as of February 14, 2013, we have repurchased under this program a total of 1,615,792 common shares at a total cost of $20,000 including commissions, at an average price per share of $12.38, and the remaining dollar value of common shares that may be purchased under the program is $30,000.

Performance Graph
The following stock performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.
The following graph compares the cumulative five year total return to holders of our common shares relative to the cumulative total returns of the S&P 500 Index and a customized peer group over the five year period ended December 31, 2012. The peer group consists of three companies: AerCap Holdings NV (NYSE: AER), Air Lease Corporation (NYSE: AL) and FLY Leasing Limited (NYSE: FLY). An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common shares, the S&P 500 Index and in the peer group on December 31, 2007, and the relative performance of each is tracked through December 31, 2012. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN *
Among Aircastle Limited, the S&P 500 Index and a Peer Group

120
100
80
60
40
20
0
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Aircastle Limited
S&P 500
Peer Group

*    $100 invested on 12/31/07 in stock or index, including reinvestment of dividends.

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Aircastle Limited	$100.00	$20.04	$43.65	$48.33	$61.52	$63.84
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
Peer Group	100.00	22.18	50.97	80.42	66.47	68.62

ITEM 6. SELECTED FINANCIAL DATA
The selected historical consolidated financial, operating and other data as of December 31, 2011 and 2012 and for each of the three years in the period ended December 31, 2012 presented in this table are derived from our audited consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report. The selected consolidated financial data as of December 31, 2008 and 2009 presented in this table are derived from our audited consolidated financial statements and related notes thereto, which are not included in this Annual Report. You should read these tables along with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report.

	Year Ended December 31,
	2008	2009	2010	2011	2012
	(Dollars in thousands, except share data)
Selected Financial Data:
Consolidated Statements of Operation:
Total revenues	$582,587	$570,585	$527,710	$605,197	$686,572
Selling, general and administrative expenses	46,806	46,016	45,774	45,953	48,370
Depreciation	201,759	209,481	220,476	242,103	269,920
Interest, net	203,529	169,810	178,262	204,150	222,808
Net income	115,291	102,492	65,816	124,270	32,868
Earnings per common share — Basic:
Net income	$1.47	$1.29	$0.83	$1.64	$0.46
Earnings per common share — Diluted:
Net income	$1.47	$1.29	$0.83	$1.64	$0.46
Cash dividends declared per share	$0.85	$0.40	$0.40	$0.50	$0.615

Other Operating Data:
EBITDA	$526,305	$501,672	$491,231	$594,800	$546,285
Adjusted EBITDA	544,280	529,792	506,942	607,870	647,622
Adjusted net income	162,855	117,788	82,461	144,963	57,009

Consolidated Statements of Cash Flows:
Cash flows provided by operations	$333,626	$327,641	$356,530	$359,377	$427,277
Cash flows provided by (used in) investing activities	37,640	(269,434)	(541,115)	(445,420)	(741,909)
Cash flows (used in) provided by financing activities	(303,865)	3,512	281,876	141,608	637,327

Consolidated Balance Sheet Data:
Cash and cash equivalents	$80,947	$142,666	$239,957	$295,522	$618,217
Flight equipment held for lease, net of accumulated depreciation	3,837,543	3,812,970	4,065,780	4,387,986	4,662,661
Net investment in finance leases	—	—	—	—	119,951
Total assets	4,251,572	4,454,512	4,859,059	5,224,459	5,812,160
Borrowings under securitizations and term debt financings	2,476,296	2,464,560	2,707,958	2,986,516	3,598,676
Shareholders’ equity	1,112,166	1,291,237	1,342,718	1,404,608	1,415,626

Other Data:
Number of Aircraft (at the end of period)	130	129	136	144	159
Total debt to total capitalization	69.0%	65.6%	66.9%	68.0%	71.8%

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
The table below shows the reconciliation of net income to EBITDA and Adjusted EBITDA for the years ended December 31, 2008, 2009, 2010, 2011 and 2012.

	Year Ended December 31,
	2008	2009	2010	2011	2012
	(Dollars in thousands)
Net income	$115,291	$102,492	$65,816	$124,270	$32,868
Depreciation	201,759	209,481	220,476	242,103	269,920
Amortization of net lease premiums (discounts) and lease incentives	(1,815)	11,229	20,081	16,445	12,844
Interest, net	203,529	169,810	178,262	204,150	222,808
Income tax provision	7,541	8,660	6,596	7,832	7,845
EBITDA	$526,305	$501,672	$491,231	$594,800	$546,285
Adjustments:
Impairment of aircraft	—	18,211	7,342	6,436	96,454
Non-cash share based payment expense	6,529	6,868	7,509	5,786	4,232
Loss (gain) on mark to market of interest rate derivative contracts	11,446	(959)	860	848	(597)
Contract termination expense	—	4,000	—	—	1,248
Adjusted EBITDA	$544,280	$529,792	$506,942	$607,870	$647,622
Beginning with our quarterly report for the quarter ended March 31, 2012, management, to be more consistent with reporting practices of peer aircraft leasing companies, has revised the calculation of ANI to no longer exclude gains (losses) on sales of assets, and to exclude non-cash share based payment expense in the calculation of ANI. Beginning with our quarterly report for the quarter ended June 30, 2012, we also excluded Term Financing No. 1 hedge loss amortization charges which will be reported in Interest, net on our consolidated statement of income from the calculation of ANI. The calculation of ANI for the years ended December 31, 2008, 2009, 2010 and 2011 has been revised to be comparable with the current period presentation.
Management believes that Adjusted Net Income ("ANI") when viewed in conjunction with the Company's results under US GAAP and the below reconciliation, provides useful information about operating and period-over-period performance, and provides additional information that is useful for evaluating the underlying operating performance of our business without regard to periodic reporting elements related to interest rate derivative accounting.

The table below shows the reconciliation of net income to ANI for the years ended December 31, 2008, 2009, 2010, 2011 and 2012.

	Year Ended December 31,
	2008	2009	2010	2011	2012
	(Dollars in thousands)
Net income	$115,291	$102,492	$65,816	$124,270	$32,868
Ineffective portion and termination of cash flow hedges(1)	29,589	5,387	5,805	8,407	2,893
Mark to market of interest rate derivative contracts(2)	11,446	(959)	860	848	(597)
Loan termination payment(1)	—	—	—	3,196	—
Write-off of deferred financing fees(1)	—	—	2,471	2,456	3,034
Stock compensation expense(3)	6,529	6,868	7,509	5,786	4,232
Term Financing No. 1 hedge loss amortization charges(1)	—	—	—	—	13,331
Contract termination expense	—	4,000	—	—	1,248
Adjusted net income	$162,855	$117,788	$82,461	$144,963	$57,009
_____________

(1)	Included in Interest, net.

(2)	Included in Other income (expense)

(3)	Included in Selling, general and administrative expenses

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

OVERVIEW
We are a global company that acquires, leases, and sells high-utility commercial jet aircraft to passenger and cargo airlines throughout the world. High-utility aircraft are generally modern, operationally efficient jets with a large operator base and long useful lives. As of December 31, 2012, our aircraft portfolio consisted of 159 aircraft that were leased to 69 lessees located in 36 countries, and managed through our offices in the United States, Ireland and Singapore. Typically, our aircraft are subject to net operating leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs, although in a majority of cases we are obligated to pay a portion of specified maintenance or modification costs. From time to time, we also make investments in other aviation assets, including debt investments secured by commercial jet aircraft. Our revenues and net income for the year ended December 31, 2012 were $686.6 million and $32.9 million respectively, and for the fourth quarter 2012 were $176.6 million and $29.8 million, respectively.
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
Many of our leases contain provisions which may require us to pay a portion of the lessee's costs for heavy maintenance, overhaul or replacement of certain high-value components. We account for these expected payments as lease incentives, which are amortized as a reduction of revenue over the life of the lease. We estimate the amount of our portion for such costs, typically for the first major maintenance event for the airframe, engines, landing gear and auxiliary power units, expected to be paid to the lessee based on assumed utilization of the related aircraft by the lessee, the anticipated cost of the maintenance event and the estimated amounts the lessee is responsible to pay.
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

Segments

We operate in one segment.
History
Aircastle Limited, formerly Aircastle Investment Limited, is a Bermuda exempted company that was incorporated on October 29, 2004.

Acquisitions and Disposals
In 2012, we invested $798.8 million in 23 aircraft acquisitions as follows:

•	High quality midbody aircraft for $291.2 million with a weighted average age by net book value of 1.4 years;

•	E-Jet aircraft for $131.8 million with a weighted average age by net book value of less than one year;

•	Mid-aged aircraft for $318.6 million with a weighted average age by net book value of 13.6 years; and

•	Freighter aircraft for $57.2 million with a weighted average age by net book value of 13.3 years.
During 2012, we sold eight aircraft with a weighted average age by net book value of 17.4 years for an aggregate sales price of $65.3 million.
The following table sets forth certain information with respect to the aircraft owned by us as of December 31, 2010, 2011 and 2012:
AIRCASTLE AIRCRAFT INFORMATION (dollars in millions)

	Owned Aircraft as of December 31, 2010(1)	Owned Aircraft as of December 31, 2011(1)	Owned Aircraft as of December 31, 2012(1)
Flight Equipment Held for Lease	$4,066	$4,388	$4,783
Unencumbered Flight Equipment included in Flight Equipment Held for Lease	$595	$677	$2,092
Number of Aircraft	136	144	159
Number of Unencumbered Aircraft	18	27	72
Number of Lessees	64	65	69
Number of Countries	36	36	36
Weighted Average Age — Passenger (years)(2)	11.9	11.2	10.5
Weighted Average Age — Freighter (years)(2)	9.4	10.0	11.1
Weighted Average Age — Combined (years)(2)	11.0	10.9	10.7
Weighted Average Remaining Passenger Lease Term (years)(3)	3.4	4.1	4.8
Weighted Average Remaining Cargo Lease Term (years)(3)	7.4	6.4	5.3
Weighted Average Remaining Combined Lease Term (years)(3)	4.7	4.9	5.0
Weighted Average Fleet Utilization during the Fourth Quarter(4)	99%	99%	99%
Weighted Average Fleet Utilization for the year ended(4)	99%	99%	99%
Portfolio Yield for the Fourth Quarter(5)	14%	14%	14%
Portfolio Yield for the year ended(5)	14%	14%	14%
     ____________

(1)	Calculated using net book value of flight equipment held for lease and net investment in finance leases as at period end.

(2)	Weighted average age (years) by net book value.

(3)	Weighted average remaining lease term (years) by net book value.

(4)	Aircraft on-lease days as a percent of total days in period weighted by net book value.

(5)	Lease rental revenue for the period as a percent of the average net book value of flight equipment held for lease for the period; quarterly information is annualized.

Our owned aircraft portfolio as of December 31, 2012 is listed in Exhibit 99.1 to this report.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of December 31, 2012
	Number of Aircraft	% of Net Book Value
Aircraft Type
Passenger:
Narrowbody	94	37%
Midbody	37	30%
Widebody	2	4%
Total Passenger	133	71%
Freighter	26	29%
Total	159	100%

Manufacturer
Boeing	101	55%
Airbus	54	43%
Embraer	4	2%
Total	159	100%

Regional Diversification
Europe	68	35%
Asia and Pacific	50	34%
North America	17	10%
Latin America	14	8%
Middle East and Africa	8	12%
Off-lease(1)	2	1%
Total	159	100%
 _______________

(1)	Includes one Boeing Model 767-300ER aircraft and one Boeing Model 747-400BDSF aircraft that we are marketing for lease or sale.

Our largest customer represents less than 8% of the net book value of flight equipment held for lease (includes net book value of flight equipment held for lease and net investment in finance leases) at December 31, 2012. Our top 15 customers for aircraft we owned at December 31, 2012, representing 69 aircraft and 57% of the net book value of flight equipment held for lease, are as follows:

Percent of Net Book Value	Customer	Country	Number of Aircraft
Greater than 6% per customer	South African Airways	South Africa	4
	Hainan Airlines Company	China	9

3% to 6% per customer	Emirates	United Arab Emirates	2
	US Airways	USA	11
	SriLankan Airlines	Sri Lanka	5
	Airbridge Cargo(1)	Russia	2
	Martinair(2)	Netherlands	4
	Jet Airways	India	6
	GOL(3)	Brazil	7

Less than 3% per customer	Garuda	Indonesia	3
	Asiana Airlines	South Korea	2
	Iberia	Spain	6
	Cathay Pacific	Hong Kong	1
	KLM(2)	Netherlands	1
	China Eastern Airlines(4)	China	6
 _____________

(1)	Guaranteed by Volga-Dnepr.

(2)	Martinair is a wholly owned subsidiary of KLM. If combined with KLM and two other affiliated customers, the four customers represent 7% of flight equipment held for lease.

(3)	GOL has guaranteed the obligations of an affiliate, VRG Linhas Aereas.

(4)
Does not include the aircraft leased by Shanghai Airlines and China Cargo Airlines which are wholly owned subsidiaries of China Eastern Airlines. Although China Eastern Airlines does not guarantee the obligations of these subsidiaries under their relevant leases, if combined, the three customers represent 5% of flight equipment held for lease.

Finance
Historically, our debt financing arrangements typically have been secured by aircraft and related operating leases, and in the case of our securitizations, the financing parties have limited recourse to Aircastle Limited. While we have continued to access the bank market for debt secured by aircraft, since mid-2010 the bulk of our debt financing has been raised in the unsecured bond market. U.S. capital markets conditions have generally been strong during that period of time, though market volatility could in the future affect the cost or availability of debt we may seek to raise in the U.S. capital markets. In April 2012, we closed an offering of $500.0 million aggregate principal amount of 6.75% Senior Notes due 2017 (the “Senior Notes due 2017”) and $300.0 million aggregate principal amount of 7.625% Senior Notes due 2020 (the “Senior Notes due 2020”). We used the net proceeds of the private placement to repay outstanding indebtedness under our Term Financing No. 1, to terminate the associated interest rate derivatives, and to fund general corporate purposes, including the purchase of aviation assets. In November 2012, we closed an offering of $500.0 million aggregate principal amount of 6.25% Senior Notes due 2019 (the "Senior Notes due 2019"). We used the net proceeds of the private placement for general corporate purposes, including the purchase of aviation assets. During the near-term, we intend to focus our efforts on investment opportunities that are attractive on an unleveraged basis, that tap commercial financial capacity where it is accessible on reasonable terms or for which debt financing that benefits from government guarantees either from the ECAs or from EXIM is available.
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
See “Liquidity and Capital Resources — Secured Debt Financings” and ”Liquidity and Capital Resources — Unsecured Debt Financings” below.

Comparison of the year ended December 31, 2011 to the year ended December 31, 2012:

	Year Ended December 31,
	2011	2012
	(Dollars in thousands)
Revenues:
Lease rental revenue	$580,209	$623,503
Amortization of net lease discounts and lease incentives	(16,445)	(12,844)
Maintenance revenue	36,954	53,320
Total lease rentals	600,718	663,979
Other revenue	4,479	22,593
Total revenues	605,197	686,572
Expenses:
Depreciation	242,103	269,920
Interest, net	204,150	222,808
Selling, general and administrative	45,953	48,370
Impairment of aircraft	6,436	96,454
Maintenance and other costs	13,277	14,656
Total operating expenses	511,919	652,208
Other income:
Gain on sale of flight equipment	39,092	5,747
Other	(268)	602
Total other income	38,824	6,349
Income from continuing operations before income taxes	132,102	40,713
Income tax provision	7,832	7,845
Net income	$124,270	$32,868
Revenues:
Total revenues increased by 13.5%, or $81.4 million, for the year ended December 31, 2012 as compared to the year ended December 31, 2011, primarily as a result of the following:
Lease rental revenue. The increase in lease rental revenue of $43.3 million for the year ended December 31, 2012 as compared to the same period in 2011 was primarily the result of:

•	$106.1 million of revenue from 17 aircraft purchased in 2012, and the full year revenue of 17 aircraft purchased in 2011.
This increase was offset partially by a decrease in revenue of:

•	$28.6 million due to aircraft sales and disposals;

•	$18.8 million due to lease extensions and transitions at lower rentals; and

•	$15.4 million due to lease terminations and other changes.

Amortization of net lease discounts and lease incentives.

	Year Ended December 31,
	2011	2012
	(Dollars in thousands)
Amortization of lease discounts	$2,401	$1,684
Amortization of lease premiums	(1,844)	(5,141)
Amortization of lease incentives	(17,002)	(9,387)
Amortization of net lease discounts and lease incentives	$(16,445)	$(12,844)
As more fully described above under “Overview — Revenues,” lease incentives represent our estimated portion of the lessee’s cost for heavy maintenance, overhaul or replacement of certain high-value components, which is amortized over the life of the related lease. As we enter into new leases, the amortization of lease incentives generally increases, and conversely, if a related lease terminates, the related unused lease incentive liability is reversed and will reduce the amortization of lease incentives. The decrease in amortization of lease incentives of $7.6 million for the year ended December 31, 2012 as compared to the same period in 2011 primarily resulted from eight unscheduled lease terminations, three scheduled lease terminations, two unscheduled changes in lease terms and one change in lease incentive estimate. The increase in amortization of lease premiums of $3.3 million is primarily due to 11 aircraft acquired in 2012 with lease rentals at premiums.
Maintenance revenue.

	Year Ended December 31,
	2011		2012
	Dollars (in thousands)	Number of Leases	Dollars (in thousands)	Number of Leases
Unscheduled lease terminations	$15,257	6	$34,894	10
Scheduled lease terminations	21,697	8	18,426	5
Maintenance revenue	$36,954	14	$53,320	15
Unscheduled lease terminations.    For the year ended December 31, 2011, we recorded maintenance revenue of $15.3 million from unscheduled lease terminations primarily associated with six aircraft returned in 2011. Comparatively, for the same period in 2012, we recorded maintenance revenue totaling $34.9 million from unscheduled lease terminations associated with ten aircraft returned in 2012.
Scheduled lease terminations.    For the year ended December 31, 2011, we recorded maintenance revenue from scheduled lease terminations totaling $21.7 million associated with eight aircraft. Comparatively, for the same period in 2012, we recorded $18.4 million, associated with maintenance revenue from five scheduled lease terminations.
Other revenue was $4.5 million during the year ended December 31, 2011, which was primarily due to additional fees paid by lessees in connection with early termination or the agreement to early terminate five leases. For the year ended December 31, 2012, other revenue was $22.6 which was primarily due to $3.8 million of interest income on our debt investments, $8.4 million of interest income recognized from finance leases and approximately $10.4 million recognized in additional fees paid by lessees in connection with the early termination of 11 leases.
Operating Expenses:
Total operating expenses increased by 27.4%, or $140.3 million, for the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily as a result of the following:
Depreciation expense increased by $27.8 million for the year ended December 31, 2012 over the same period in 2011. The net increase is primarily the result of:

•	a $33.5 million increase in depreciation for aircraft acquired; and

•	a $3.2 million increase in depreciation for capitalized aircraft improvements.

This increase was offset partially by:

•	a $10.9 million decrease in depreciation for aircraft sold.
Interest, net consisted of the following:

	Year Ended December 31,
	2011	2012
	(Dollars in thousands)
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities(1)	$172,798	$178,601
Hedge ineffectiveness losses (gains)	(101)	2,893
Amortization of interest rate derivatives related to deferred losses(2)	23,078	30,777
Amortization of deferred financing fees and notes discount(3)	15,271	12,449
Interest Expense	211,046	224,720
Less interest income	(390)	(597)
Less capitalized interest	(6,506)	(1,315)
Interest, net	$204,150	$222,808
 ______________

(1)	For the year ended December 31, 2011, includes the loan termination fee of $3,196 related to an aircraft sold in June 2011.

(2)	For the year ended December 31, 2011, includes accelerated amortization of deferred hedge losses in the amount of $8,508 related to three aircraft sold in 2011.

(3)
For the year ended December 31, 2011, includes the write-off of deferred financing fees of $2,456 related to an aircraft sold in June 2011. For the year ended December 31, 2012, includes the write-off of deferred financing fees of $2,914 related to the pay-off of Term Financing No. 1 and $120 related to the replacement of the 2010 Revolving Credit Facility.

Interest, net increased by $18.7 million, or 9.1%, over the year ended December 31, 2011. The net increase is primarily a result of:

•
a $5.8 million increase in interest on our borrowings driven by the impact of higher weighted average debt outstanding ($3.12 billion for the year ended December 31, 2012 as compared to $2.78 billion for the year ended December 31, 2011) of $19.6 million, offset by the effect of lower rates in 2012 of $10.6 million and $3.2 million of loan termination fees incurred during the second quarter of 2011;

•	a $7.7 million increase in the amortization of deferred losses which includes $13.3 million of additional amortization as a result of the repayment of Term Financing in April 2012;

•	a $3.0 million increase resulting from changes in measured hedge ineffectiveness due to changes in our debt forecast; and

•	a $5.2 million decrease in capitalized interest reflecting the final aircraft delivery from our A330 program in April 2012.
These increases were offset partially by:

•
a $2.8 million decrease in amortization of deferred financing fees due to lower amortization from Securitization No. 1 and Securitization No. 2, offset by a write-off of deferred financing fees of $2.9 million as a result of the repayment of Term Financing No. 1 and $0.1 million related to the replacement of the 2010 Revolving Credit Facility.

Selling, general and administrative expenses for the year ended December 31, 2012 increased by $2.4 million or 5.3% over the same period in 2011 primarily due to an increase in professional service fees. Non-cash share based expense was $5.8 million and $4.2 million for the years ended December 31, 2011 and 2012, respectively.
Impairment of aircraft was $6.4 million during the year ended December 31, 2011, which related to a Boeing Model 737-400 aircraft which we repossessed following termination of the lease agreement in the second quarter of 2011.
Impairment of aircraft was $96.5 million during the year ended December 31, 2012, related to eight Boeing Model 737-300 / -400 aircraft, one Boeing Model 757-200 aircraft and five Boeing Model 767-300ER aircraft, one Airbus Model

A310-300F aircraft and three Airbus Model A320-200 aircraft, all of which did not pass their recoverability assessments. See “Summary of Recoverability Assessment” below for a detailed discussion of the related impairment charge for these aircraft.
Maintenance and other costs were $14.7 million for the year ended December 31, 2012, an increase of $1.4 million over the same period in 2011. The net increase is primarily related to higher maintenance costs of $3.6 million in 2012 over the same period in 2011, partially offset by lower aircraft maintenance and other transitions costs relating to unscheduled lease terminations returned to us in 2012 as compared to aircraft returned to us in 2011 of $1.8 million.
Other Income:
Total other income for the year ended December 31, 2012 was $6.3 million as compared to $38.8 million for the same period in 2011. The decrease is primarily a result of $33.3 million of lower gains on sale of aircraft sold in 2012 as compared to aircraft sold in 2011.
Income Tax Provision:
Our provision for income taxes for the years ended December 31, 2011 and 2012 was $7.8 million and $7.8 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland and the United States. The tax provision remained relatively constant for the year ended December 31, 2012 as compared to the same period in 2011, because of minor increases in operating income subject to tax in the U.S., Ireland, and other jurisdictions. The aircraft impairment charges of $96.5 million were related to Bermuda operations and thus provided no tax benefit.
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
Other Comprehensive Income:

	Year Ended December 31,
	2011	2012
	(Dollars in thousands)
Net income	$124,270	$32,868
Net change in fair value of derivatives, net of tax expense of $857 and $586, respectively	37,461	30,614
Derivative loss reclassified into earnings	23,078	30,777
Total comprehensive income (loss)	$184,809	$94,259
Other comprehensive income was $94.3 million for the year ended December 31, 2012, a decrease of $90.6 million from the $184.8 million of other comprehensive income for the year ended December 31, 2011. Other comprehensive income for the year ended December 31, 2012 primarily consisted of:

•	$32.9 million of net income;

•
$30.6 million gain from a change in fair value of interest rate derivatives, net of taxes which is due primarily to net settlements for the year ended December 31, 2012 partially offset by a slight downward shift in the 1 Month LIBOR forward curve; and

•	$30.8 million of amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.

Other comprehensive income for the year ended December 31, 2011 primarily consisted of:

•	$124.3 million of net income;

•
$37.4 million gain from a change in fair value of interest rate derivatives, net of taxes which is due primarily to net settlements for the year ended December 31, 2011 partially offset by a downward shift in the 1 Month LIBOR forward curve; and

•	$23.1 million of amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.
The amount of loss expected to be reclassified from accumulated other comprehensive income into interest expense over the next 12 months consists of net interest settlements on active interest rate derivatives in the amount of $17.5 million and the amortization of deferred net losses from terminated interest rate derivatives in the amount of $29.2 million. See “Liquidity and Capital Resources — Hedging” below for more information on deferred net losses as related to terminated interest rate derivatives.

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
 _____________

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
Other comprehensive income was $184.8 million for the year ended December 31, 2011, an increase of $107.4 million from the $77.4 million of other comprehensive income for the year ended December 31, 2010. Other comprehensive income for the year ended December 30, 2011 primarily consisted of:

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
Summary of Recoverability Assessment

	Number of Aircraft	Impairment Charge (Dollars in Millions)
Transactional Impairments:
A320-200 "Classic"	2	$12.3
A320-200	1	6.7
767-300ER	1	8.0
757-200	1	2.1
Total transactional impairments	5	29.1

Annual Portfolio Review:
A310-300F	1	4.8
737-300	2	3.2
737-400	6	23.6
767-300ER	4	35.8
Total annual portfolio review impairments	13	67.4

Total impairments	18	$96.5

Transactional Impairments
We perform a recoverability assessment whenever events or changes in circumstances, or indicators, indicate that the carrying amount or net book value of an aircraft may not be recoverable. During 2012, we recorded impairments totaling $29.1 million related to one aircraft that we sold for less than its net book value, one aircraft that failed its recoverability test following its scheduled return and three aircraft for which we elected not to invest in engine performance restoration visits, and, in conjunction with these activities, we also recorded maintenance revenue and lease incentive reversals aggregating $21.2 million.

Annual Portfolio Review
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
Following completion of the recoverability analysis, we took the following actions:

•
We impaired 13 aircraft and recorded aggregate impairment charges of $67.4 million to write these aircraft down to current market values. For these 13 aircraft, the aggregate net book value as of June 30, 2012 was $158.4 million.

•	For seven other aircraft that passed the recoverability assessment, we took the following steps:

◦
Shortened the expected lives of one Airbus A330-300 aircraft, five Boeing Model 767-300ER aircraft and one McDonnell Douglas MD-11SF aircraft, primarily to reflect the specific maintenance schedule that we expect for the airframe and related engines.

◦	In the case of our Boeing Model 767-300ER aircraft, reduced the residual values to reflect our current estimates.
Reducing the expected lives or anticipated residual values for aircraft in our fleet will accelerate the future depreciation on these aircraft, which will be partly offset by reduced depreciation on aircraft that we impaired. As described above, these changes in depreciation going forward will affect 23 aircraft. We estimate that there will be no annual increase in depreciation expense for the year ended December 31, 2013, although future depreciation is expected to decrease as these aircraft reach the end of their holding periods.
While we believe that the estimates and related assumptions used in the recoverability assessment are appropriate, actual results could differ from those estimates. Other than the aircraft discussed above, management believes that the net book value of each aircraft is currently supported by the estimated future undiscounted cash flows expected to be generated by that aircraft, and accordingly, no other aircraft were impaired as a consequence of this recoverability assessment. In addition, our lessees may face financial difficulties and return aircraft to us prior to the contractual lease expiry dates. As a result, our cash flow assumptions may change and future impairment charges may be required.
At December 31, 2012, we had a total of 13 aircraft with a total net book value of $318.6 million (accounting for 6.7% of the total net book value of our flight equipment held for lease) that we consider more susceptible to failing our recoverability assessment. The recoverability in the value of these aircraft is more sensitive to changes in contractual cash flows, future cash flow estimates and aircraft residual or scrap values. These aircraft fall into the categories as shown in the table below:

Aircraft Type	Number of Aircraft	Percent of Net Book Value
Narrowbody	5	2.0%
Midbody	5	2.0%
Freighters	3	2.7%

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

•	flight equipment where estimates of the manufacturers' realized sales prices are not relevant (e.g., freighter conversions);

•	flight equipment where estimates of the manufacturers’ realized sales prices are not readily available; and

•	flight equipment which may have a shorter useful life due to obsolescence.
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
Management develops the assumptions used in the recoverability analysis based on current and future expectations of the global demand for a particular aircraft type and historical experience in the aircraft leasing market and aviation industry, as well as information received from third party industry sources. The factors considered in estimating the undiscounted cash flows are impacted by changes in future periods due to changes in contracted lease rates, residual values, economic conditions, technology, airline demand for a particular aircraft type and many of the risk factors discussed in Item 1A. “Risk Factors.”
Net Investment in Finance Leases
If a lease meets specific criteria at the inception of a new lease or at any lease modification date, we recognize the lease as a Net investment in finance leases on our Consolidated Balance Sheets. The net investment in finance leases consists of lease receivables, less the unearned income, plus the estimated unguaranteed residual value of the leased flight equipment at the lease end date. The unearned income is recognized as Other revenue in our Consolidated Statements of Income over the lease term in a manner that produces a constant rate of return on the Net investment in finance lease.
Collectability of finance leases is evaluated periodically on an individual customer level. The evaluation of the collectability of the finance leases considers the credit of the lessee and the value of the underlying aircraft. An allowance for credit losses is established if there is evidence that we will be unable to collect all amounts due according to the original contractual terms of the Net Investment in Finance Leases. At December 31, 2012, we had no allowance for credit losses for our Net investment in finance leases.
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

RECENT UNADOPTED ACCOUNTING PRONOUNCEMENTS
In August 2010, the Financial Accounting Standards Board (the "FASB") issued an exposure draft, “Leases” (the “Lease ED”), which would replace the existing guidance in the Accounting Standards Codification (“ASC”) 840 (“ASC 840”), Leases. In June 2012, the FASB decided that leases would be classified as either leases of property or leases of assets other than property. Leases of property will continue to use operating lease accounting. Leases of other than property would use the receivable residual approach. Under the receivable residual approach, a lease receivable would be recognized for the lessor's right to receive lease payments, a portion of the carrying amount of the underlying asset would be allocated between the right of use granted to the lessee and the lessor's residual value and profit or loss would only be recognized at commencement if it is reasonably assured. The FASB completed all of its deliberations and decided to re-expose the Lease ED in the first half of 2013. We anticipate that the final standard may have an effective date no earlier than 2016. When and if the proposed guidance becomes effective, it may have a significant impact on the Company's consolidated financial statements. Although we believe the presentation of our financial statements, and those of our lessees could change, we do not believe the accounting pronouncement will change the fundamental economic reasons for which the airlines lease aircraft. Therefore, we do not believe it will have a material impact on our business.

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
In December 2012, we closed a $150.0 million unsecured revolving credit facility with Citibank, N.A., Goldman Sachs Bank USA, J.P. Morgan Chase Bank N.A. and an affiliate of RBC Capital Markets, which has a three-year term scheduled to expire in December 2015; we have not yet drawn down on this facility.
In April 2012, we closed an offering of $500.0 million aggregate principal amount of Senior Notes due 2017 and $300.0 million aggregate principal amount of Senior Notes due 2020. Both the Senior Notes due 2017 and the Senior Notes due 2020 were priced at par. We used the net proceeds of the private placement to repay outstanding indebtedness under our Term Financing No. 1, to terminate the associated interest rate derivatives and to fund general corporate purposes, including the purchase of aviation assets.
In November 2012, we closed an offering of $500.0 million aggregate principal amount of Senior Notes due 2019 which were priced at par. We used the net proceeds of the private placement for general corporate purposes, including the purchase of aviation assets.
While the financing structures for our securitizations include liquidity facilities, these liquidity facilities are primarily designed to provide short-term liquidity to enable the financing vehicles to remain current on interest payments during periods when the relevant entities incur substantial unanticipated expenditures. Because these facilities have priority in the payment waterfall and therefore must be repaid quickly, and because we do not anticipate being required to draw on these facilities to cover operating expenses, we do not view these liquidity facilities as an important source of liquidity for us.
As of December 31, 2012, we are in compliance with all applicable covenants in our financings. We have also determined as of December 31, 2012 that our consolidated subsidiaries "restricted net assets" as defined by Rule 4-08(e)(3) of Regulation S-X are less than 25 percent of our consolidated net assets.
In May 2012, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common shares.  In August 2012, we repurchased 2,500,002 shares from affiliates of Fortress Investment Group LLC at a total cost of $28.5 million under the repurchase program and we paid no commissions on this transaction. In November 2012, the Company's Board of Directors authorized an increase in the Company's share repurchase program by up to an additional $28.5 million of its common shares, bringing the total back up to $50.0 million of its common shares. Through December 31, 2012, we repurchased an additional 936,500 shares at a total cost of $11.4 million including commissions. In addition, as of February 14, 2013, we repurchased an additional 679,292 common shares at an aggregate cost of $8.6 million including commissions during 2013. Accordingly, as of February 14, 2013, we have repurchased under this program a total of 1,615,792 common shares at a total cost of $20.0 million including commissions, at an average price per share of $12.38, and the remaining dollar value of common shares that may be purchased under the program is $30.0 million.
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

Cash Flows

	Year Ended December 31, 2010	Year Ended December 31, 2011	Year Ended December 31, 2012
	(Dollars in thousands)
Net cash flow provided by operating activities	$356,530	$359,377	$427,277
Net cash flow used in investing activities	(541,115)	(445,420)	(741,909)
Net cash flow provided by financing activities	281,876	141,608	637,327

Operating Activities:
Cash flow from operations was $427.3 million and $359.4 million for the years ended December 31, 2012 and 2011, respectively. The increase in cash flow from operations of $67.9 million for the year ended December 31, 2012 versus the same period in 2011 was primarily a result of:

•	$48.1 million increase in cash from lease rentals;

•	$21.0 million increase in cash from other working capital; and

•	$7.2 million increase in cash interest from finance leases.

This increase was offset by:

•	a $4.1 million increase in cash paid for interest, net of capitalized interest.

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
Investing Activities:
Cash used in investing activities was $741.9 million and $445.4 million for the years ended December 31, 2012 and 2011, respectively. The increase in cash flow used in investing activities of $296.5 million for the year ended December 31, 2012 versus the same period in 2011 was primarily a result of:

•	$427.7 million decrease in the proceeds from the sale of flight equipment;

•	$91.5 increase in the net investment of finance leases in 2012; and

•	$37.0 million net increase for the purchase of a debt investment in 2012.
These increases were offset partially by:

•	$101.5 million decrease in aircraft purchase deposits under our Airbus A330 Agreement;

•	$83.5 million decrease in the acquisition and improvement of flight equipment; and

•	$71.5 million increase in restricted cash and cash equivalents related to the sale of flight equipment.
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
Financing Activities:
Cash provided from financing activities was $637.3 million for the year ended December 31, 2012 as compared to $141.6 million for the year ended December 31, 2011. The net increase in cash flow used by financing activities of $495.7 million for the year ended December 31, 2012 versus the same period in 2011 was a result of:

•
$790.6 million of higher borrowings from the proceeds of the issuance of Senior Notes due 2017, Senior Notes due 2019, Senior Notes due 2020 and an additional borrowing under an ECA supported loan for the financing of an Airbus Model A330-200 aircraft in 2012 as compared to five ECA supported loan borrowings for the financing of five Airbus Model A330-200 aircraft in 2011;

•	$124.8 million higher restricted cash and cash equivalents related to security deposits and maintenance payments;

•	$51.6 million of higher maintenance deposits received net of maintenance deposits returned;

•	$47.4 million lower repurchases of our common shares as a result of the share buy-back program in 2012 versus the same period in 2011; and

•	$1.4 million in lower dividends paid.
The inflows were offset partially by:

•
$456.5 million of higher financing repayments on our securitizations and term debt financings as the result of the pay-off of Term Financing No. 1 in 2012 as compared to the pay-off of one ECA supported loan in 2011;

•	$50.8 million of payments for terminated cash flows hedges in 2012; and

•	$11.5 million in higher deferred financing costs; and

•	$1.4 million in lower security deposits received net of security deposits returned.
Cash provided by financing activities was $141.6 million and $281.9 million for the years ended December 31, 2011 and 2010, respectively. The net decrease in cash flow provided by financing activities of $140.3 million for the year ended December 31, 2011 versus the same period in 2010 was a result of:

•	$89.9 million of increased repurchases of our common shares;

•	$86.4 million of higher financing repayments on our securitizations and term debt financings;

•	$43.4 million of lower restricted cash and cash equivalents related to security deposits and maintenance payments;

•	$40.2 million of lower maintenance payments received net of maintenance payments returned;

•	$13.3 million of higher dividend payments; and

•	$4.8 million in additional deferred financing costs.
The outflows were offset partially by:

•	$121.3 million of higher proceeds from term debt financings and

•	$12.7 million of higher security deposits received net of security deposits returned.

Debt Obligations
The following table provides a summary of our secured and unsecured debt financings at December 31, 2012:

Debt Obligation	Collateral	Outstanding Borrowing	Number of Aircraft	Interest Rate(1)	Final Stated Maturity(2)
	(Dollars in thousands)
Secured Debt Financings:
Securitization No. 1	Interests in aircraft leases, beneficial interests in aircraft owning/leasing entities and related interests	$309,505	30	0.49%	06/20/31
Securitization No. 2	Interests in aircraft leases, beneficial interests in aircraft owning/leasing entities and related interests	772,863	44	0.54%	06/14/37
ECA Term Financings	Interests in aircraft, aircraft leases, beneficial interests in aircraft owning/leasing entities and related interests	652,916	10	2.01% to 3.96%	12/03/21 to 11/30/24
Bank Financings	Interests in aircraft, aircraft leases, beneficial interests in aircraft owning/leasing entities and related interests	112,750	3	4.22% to 4.57%	09/15/15 to 10/26/17
Total secured debt financings		1,848,034

Unsecured Debt Financings:
Senior Notes due 2017	None	500,000	—	6.75%	04/15/17
Senior Notes due 2018	None	450,642	—	9.75%	08/01/18
Senior Notes due 2019	None	500,000	—	6.25%	12/01/19
Senior Notes due 2020	None	300,000	—	7.63%	04/15/20
2012 Revolving Credit Facility	None	—	—	N/A	12/19/15
Total unsecured debt financings		1,750,642
Total secured and unsecured debt financings		$3,598,676
 _______________

(1)
Reflects the floating rate in effect at the applicable reset date plus the margin for Securitization No. 1, Securitization No. 2 and one of our ECA Term Financings. All other financings have a fixed rate.

(2)	For Securitizations No. 1 and No. 2, all cash flow available after expenses and interest is applied to debt amortization.

The following securitizations and term debt financing structures include liquidity facility commitments described in the table below:

Facility	Liquidity Facility Provider	Available Liquidity		Unused Fee	Interest Rate on any Advances
		December 31, 2011	December 31, 2012
		(Dollars in thousands)
Securitization No. 1	Crédit Agricole Corporate and Investment Bank(1)	$42,000	$42,000	0.45%	1M LIBOR + 1.00
Securitization No. 2	HSH Nordbank AG(1)	66,859	65,000	0.50%	1M LIBOR + 0.75
 ______________

(1)
Following a ratings downgrade by each of the facility providers, the liquidity facility was drawn, and the proceeds, or permitted investments thereof, remain available to provide liquidity if required. Amounts drawn following a ratings downgrade with respect to the liquidity facility provider do not bear interest; however, net investment earnings will be paid to the liquidity facility provider, and the unused fee continues to apply.

The purpose of these facilities is to provide liquidity for the relevant securitization or term financing in the event that cash flow from lease contracts and other revenue sources is not sufficient to pay operating expenses with respect to the relevant aircraft portfolio, interest payments and interest rate hedging payments for the relevant securitization.
Secured Debt Financings:
ECA Term Financings
During 2012, we entered into two twelve-year term loans which are supported by guarantees from COFACE for the financing of two new Airbus Model A330-200 aircraft totaling $159.7 million. We refer to these COFACE-supported financings as “ECA Term Financings”. The borrowings under these financings at December 31, 2012 have a weighted average rate of interest equal to 3.221%.
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
In December 2011, two of our subsidiaries each entered into $18.0 million loan facilities to finance the purchase of two McDonnell Douglas MD11-F aircraft. The loans are to be repaid over 45 and 47 months, respectively, in principal installments beginning January 15, 2012 and ending on September 15, 2015 and November 15, 2015, respectively.
We refer to these loan facilities as “Bank Financings”. Our Bank Financings contain, among other customary provisions, a $500.0 million minimum net worth covenant and, in some cases, a cross-default to other financings with the same lender. In addition, Aircastle Limited has guaranteed the repayment of the Bank Financings. The borrowings under these financings at December 31, 2012 have a weighted average fixed rate of interest equal to 4.306%.

Unsecured Debt Financings:
Senior Notes due 2017 and Senior Notes due 2020
During 2012, Aircastle Limited issued $500.0 million aggregate principal amount of 6.75% Senior Notes due 2017 (the “Senior Notes due 2017”) and $300.0 million aggregate principal amount of 7.625% Senior Notes due 2020 (the “Senior Notes due 2020”). The Senior Notes due 2017 mature on April 15, 2017 and bear interest at the rate of 6.75% and the Senior Notes due 2020 mature on April 15, 2020 and bear interest at the rate of 7.625%. Interest on both series of notes is payable on April 15 and October 15 of each year, commencing on October 15, 2012 to holders of record on the immediately preceding April 1 and October 1. The offerings of the Senior Notes due 2017 and the Senior Notes due 2020 were not conditioned on one another.
The Company may redeem the Senior Notes due 2017 and the Senior Notes due 2020 at any time, up to 35% of the aggregate principal amount of each series of notes issued under the indenture at a redemption price equal to 106.75% for the Senior Notes due 2017 and 107.625% for the Senior Notes due 2020, plus accrued and unpaid interest thereon. If the Company undergoes a change of control, it must offer to repurchase the Senior Notes due 2017 and the Senior Notes due 2020 at 101% of the principal amount, plus accrued and unpaid interest. The Senior Notes due 2017 and the Senior Notes due 2020 are not guaranteed by any of the Company’s subsidiaries.
Senior Notes due 2018
During 2010, Aircastle Limited issued $300.0 million aggregate principal amount of 9.75% Senior Notes due 2018 (the "2010-1 Notes”). The 2010-1 Notes will mature on August 1, 2018 and bear interest at the rate of 9.75% per annum, payable semi-annually in arrears on February 1 and August 1, commencing on February 1, 2011 to holders of record on the immediately preceding January 15 and July 15.

During 2011, we issued an additional $150.0 million aggregate principal amount of 9.75% Senior Notes due 2018 (the “2011-1 Notes” and together with the 2010-1 Notes, the “Senior Notes due 2018”). The 2011-1 Notes will mature on August 1, 2018 and bear interest at the rate of 9.75% per annum, payable semi-annually in arrears on February 1 and August 1, commencing on February 1, 2012 to holders of record on the immediately preceding January 15 and July 15. The 2010-1 Notes and the 2011-1 Notes are treated as a single class under the indenture.
The Company may redeem all or a portion of the Senior Notes due 2018 at any time on or after August 1, 2014 at a premium decreasing ratably to zero, plus accrued and unpaid interest. In addition, prior to August 1, 2013 the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes due 2018 with the net cash proceeds of certain equity offerings at a redemption price equal to 109.75%, plus accrued and unpaid interest. If the Company undergoes a change of control, it must offer to repurchase the Senior Notes due 2018 at 101% of the principal amount, plus accrued and unpaid interest. The Senior Notes due 2018 are not guaranteed by any of the Company’s subsidiaries.
Senior Notes due 2019
During 2012, Aircastle Limited issued $500.0 million aggregate principal amount of 6.25% Senior Notes due 2019 (the “Senior Notes due 2019”). The Senior Notes due 2019 mature on December 1, 2019 and bear interest at the rate of 6.25%. Interest on both series of notes is payable on June 1 and December 1 of each year, commencing on June 1, 2013 to holders of record on the immediately preceding May 15 and November 15.
The Company may redeem the Senior Notes due 2019 at any time, up to 35% of the aggregate principal amount of the notes issued under the indenture at a redemption price equal to 106.25%, plus accrued and unpaid interest thereon. If the Company undergoes a change of control, it must offer to repurchase the Senior Notes due 2019 at 101% of the principal amount, plus accrued and unpaid interest. The Senior Notes due 2019 are not guaranteed by any of the Company’s subsidiaries.
2012 Revolving Credit Facility
On December 19, 2012, the Company entered into a three-year $150.0 million senior unsecured revolving credit facility with a group of banks (the “2012 Revolving Credit Facility”) which replaced the 2010 Revolving Credit Facility. The 2012 Revolving Credit Facility provides loans in amounts up to $150.0 million for working capital and other general corporate purposes. We have not drawn on the 2012 Revolving Credit Facility as of December 31, 2012. During the fourth quarter of 2012, we wrote-off $0.1 million of deferred financing fees related to the 2010 Revolving Credit Facility, which is reflected in interest expense on the consolidated statement of income.

Contractual Obligations
Our contractual obligations consist of principal and interest payments on variable and fixed rate liabilities, interest payments on interest rate derivatives, other aircraft acquisition and conversion agreements and rent payments pursuant to our office leases. Total contractual obligations increased from $3.75 billion at December 31, 2011 to approximately $4.64 billion at December 31, 2012 due primarily to:

•
an increase in borrowings and interest payments as the result of the closing of our Senior Notes due 2017, 2019 and 2020 and ECA loans for the purchase of two New A330 aircraft, one in April 2012 and one in November 2012; and

•	an increase in the commitment for office leases as a result of a ten-year lease extension for the office space in Stamford, Connecticut signed in January 2012.
These increases were partially offset by:

•	principal and interest payments made under our securitizations, ECA term financings and our Bank financings; and

•	the payoff of Term Financing No. 1 in April, 2012 from the proceeds of the closing of our Senior Notes due 2017 and 2020.

The following table presents our actual contractual obligations and their payment due dates as of December 31, 2012.

	Payments Due By Period as of December 31, 2012
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Principal payments:
Senior Notes due 2017	$500,000	$—	$—	$500,000	$—
Senior Notes due 2018	450,000	—	—	—	450,000
Senior Notes due 2019	500,000	—	—	—	500,000
Senior Notes due 2020	300,000	—	—	—	300,000
Securitization No. 1(1)	309,505	76,585	105,156	76,161	51,603
Securitization No. 2(1)	772,863	138,652	274,121	235,729	124,361
ECA Term Financings(2)	652,916	52,797	111,055	118,757	370,307
Bank Financings(3)	112,750	13,578	35,839	63,333	—
Total principal payments	3,598,034	281,612	526,171	993,980	1,796,271
Interest payments:
Interest payments on debt obligations(4)	962,663	163,140	315,930	283,507	200,086
Interest payments on interest rate derivatives(5)	71,179	22,795	38,440	9,944	—
Total interest payments	1,033,842	185,935	354,370	293,451	200,086
Office leases(6)	8,954	1,095	2,275	1,687	3,897
Purchase obligations(7)	—	—	—	—	—
Total	$4,640,830	$468,642	$882,816	$1,289,118	$2,000,254
 _____________

(1)
Estimated principal payments for this non-recourse financing are based on excess cash flows available from forecasted lease rentals, net maintenance funding and proceeds from asset dispositions after the payment of forecasted operating expenses and interest payments, including interest payments on existing interest rate derivative agreements and policy provider fees.

(2)	Includes scheduled principal payments based upon fixed rate, 12-year, fully amortizing loans.

(3)	Includes principal payments based upon individual loan amortization schedules.

(4)	Future interest payments on variable rate, LIBOR-based debt obligations are estimated using the interest rate in effect at December 31, 2012.

(5)	Future interest payments on derivative financial instruments are estimated using the spread between the floating interest rates and the fixed interest rates in effect at December 31, 2012.

(6)	Represents contractual payment obligations for our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.

(7)	At December 31, 2012, we had no commitments to acquire aircraft.
.
Capital Expenditures
We make capital expenditures from time to time in connection with improvements made to our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the years ended December 31, 2010, 2011 and 2012, we incurred a total of $46.5 million, $44.0 million and $41.1 million, respectively, of capital expenditures (including lease incentives) related to the acquisition and improvement of aircraft.
As of December 31, 2012, the weighted average age (by net book value) of our aircraft was approximately 10.7 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Under our leases, the lessee is primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft, or a lessee fails to meet its maintenance obligations under the lease agreement. At December 31, 2012, we had a $379.4 million maintenance payment liability on our balance sheet, which is a $32.3 million increase from December 31, 2011. The increase primarily consisted of net maintenance cash inflows of $45.1 million and a decrease in lease incentive liabilities of $12.8 million. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.
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

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2012.

Foreign Currency Risk and Foreign Operations
At December 31, 2012, all of our leases are payable to us in U.S. dollars. However, we incur Euro- and Singapore dollar-denominated expenses in connection with our subsidiary in Ireland and branch office in Singapore. For the year ended December 31, 2012, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated approximately $10.8 million in U.S. dollar equivalents and represented approximately 22.3% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, it is likely that our international operations and our exposure to foreign currency risk will increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases we may enter into hedging transactions in the future to mitigate this risk. For the years ended December 31, 2010, 2011 and 2012, we incurred insignificant net gains and losses on foreign currency transactions.

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

We held the following interest rate derivatives as of December 31, 2012:

	Derivative Liabilities
Hedged Item	Current Notional Amount	Effective Date	Maturity Date	Future Maximum Notional Amount	Floating Rate	Fixed Rate	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Interest rate derivatives designated as cash flow hedges:
Securitization No. 1(1)	$240,004	Jun-06	Jun-16	$240,004	1M LIBOR + 0.27%	5.78%	Fair value of derivative liabilities	$36,074
Securitization No. 2	585,828	Jun-12	Jun-17	585,828	1M LIBOR	1.26% to 1.28%	Fair value of derivative liabilities	11,702
Total interest rate derivatives designated as cash flow hedges	825,832			825,832				47,776

Interest rate derivatives not designated as cash flow hedges:
Securitization No. 1(1)	94,471	Jun-06	Jun-16	94,471	1M LIBOR + 0.27%	5.78%	Fair value of derivative liabilities	14,202
Total interest rate derivatives not designated as cash flow hedges	94,471			94,471				14,202

Total interest rate derivative liabilities	$920,303			$920,303				$61,978
___________
(1) One of the interest rate derivatives hedging Securitization No. 1 was de-designated on December 28, 2012. The effective portion of the loss of $32.2 million remained in other comprehensive loss on our consolidated balance sheet and will amortize into interest expense using the interest rate method. We re-designated 65% of the hedge notional or $ 175.4 million with a fair value of $26.4 million on December 28, 2012. The change in the undesignated 35% of the hedge notional, or $94.5 million with a fair value of $14.2 million as of December 28, 2012, will be recorded in other income (loss) on our consolidated statement of income.

The weighted average interest pay rates of these derivatives at December 31, 2010, 2011 and 2012 were 5.01%, 5.03% and 2.91%, respectively.
In connection with the repayment of Term Financing No. 1, two interest rate derivatives hedging the facility were terminated on April 4, 2012 resulting in a net deferred loss of $50.4 million which is being amortized into interest expense using the interest rate method.
For the year ended December 31, 2012, the amount of loss reclassified from accumulated other comprehensive income (“OCI”) into interest expense related to net interest settlements on active interest rate derivatives was $46.5 million. The amount of loss expected to be reclassified from OCI into interest expense over the next 12 months related to net interest settlements on active interest rate derivatives is $17.5 million.
Our interest rate derivatives involve counterparty credit risk. As of December 31, 2012, our interest rate derivatives are held with the following counterparties: JP Morgan Chase Bank NA, Citibank Canada NA, and Wells Fargo Bank NA. All of our counterparties or guarantors of these counterparties are considered investment grade (senior unsecured ratings of Baa2 or above) by Moody’s Investors Service. All are also considered investment grade (long-term foreign issuer ratings of A- or above) by Standard and Poor’s. We do not anticipate that any of these counterparties will fail to meet their obligations.
In addition to the derivative liability above, another component of the fair value of our interest rate derivatives is accrued interest. As of December 31, 2012, accrued interest payable included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheet was $1.1 million related to interest rate derivatives designated as cash flow hedges and $0.1 million related to interest rate derivatives not designated as cash flow hedges.

On an ongoing basis, terminated interest rate derivative notionals are evaluated against debt forecasts. To the extent that interest payments are deemed remote to occur, deferred gains or losses are accelerated into interest expense as applicable.
The following table summarizes the deferred (gains) and losses and related amortization into interest expense for our terminated interest rate derivative contracts for the years ended December 31, 2010, 2011, and 2012:

Hedged Item	Original Maximum Notional Amount	Effective Date	Maturity Date	Fixed Rate %	Termination Date	Deferred (Gain) or Loss Upon Termination	Unamortized Deferred (Gain) or Loss at December 31, 2012	Amount of Deferred (Gain) or Loss Amortized (including Accelerated Amortization) into Interest Expense For the Year Ended December 31,			Amount of Deferred (Gain) or Loss Expected to be Amortized over the Next Twelve Months
								2010	2011	2012
	(Dollars in thousands)
Securitization No. 1	$400,000	Dec-05	Aug-10	4.61	Jun-06	$(12,968)	$—	$(1,418)	$—	$—	$—
Securitization No. 1	200,000	Dec-05	Dec-10	5.03	Jun-06	(2,541)	—	(297)	—	—	—
Securitization No. 2	500,000	Mar-06	Mar-11	5.07	Jun-07	(2,687)	—	(675)	(122)	—	—
Securitization No. 2	200,000	Jan-07	Aug-12	5.06	Jun-07	(1,850)	—	(350)	(333)	(190)	—
Securitization No. 2	410,000	Feb-07	Apr-17	5.14	Jun-07	(3,119)	(968)	(348)	(353)	(341)	(298)
Term Financing No. 1	150,000	Jul-07	Dec-17	5.14	Mar-08	15,281	5,966	1,916	1,779	1,740	1,446
Term Financing No. 1	440,000	Jun-07	Feb-13	4.88	Full – Jun-08	26,281	384	5,588	5,185	4,771	384
Term Financing No. 1	248,000	Aug-07	May-13	5.33	Jun-08	9,888	721	2,677	1,620	1,349	721
Term Financing No. 1(1)	710,068	Jun-08	May-13	4.04	Terminated - Apr-12	19,026	5,695	—	—	13,331	5,695
Term Financing No. 1(1)	491,718	May-13	May-15	5.31	Terminated - Apr-12	31,403	31,403	—	—	—	12,148
Senior Notes due 2018	360,000	Jan-08	Feb-19	5.16	Full – Oct-08	23,077	8,197	1,823	1,328	645	1,173
ECA Term Financing for New A330 Aircraft	231,000	Apr-10	Oct-15	5.17	Full – Dec-08	15,310	5,592	705	2,538	3,602	2,280
ECA Term Financing for New A330 Aircraft	238,000	Jan-11	Apr-16	5.23	Dec-08	19,430	10,169	13	4,508	3,755	3,468
ECA Term Financing for New A330 Aircraft	238,000	Jul-11	Sep-16	5.27	Dec-08	17,254	7,027	—	6,928	2,014	2,170
Total						$153,785	$74,186	$9,634	$23,078	$30,676	$29,187
 _____________

(1)
On April 4, 2012, upon the repayment of Term Financing No. 1, both interest rate derivatives were terminated resulting in a net deferred loss of $50,429 which is being amortized into interest expense using the interest rate method.

For the year ended December 31, 2012, the amount of deferred net loss reclassified from OCI into interest expense related to our terminated interest rate derivatives was $30.7 million. The amount of deferred net loss expected to be reclassified from OCI into interest expense over the next 12 months related to our terminated interest rate derivatives is $29.2 million of which $17.8 million relates to Term Financing No. 1 interest rate derivatives terminated in April 2012, $2.6 million relates to Term Financing No. 1 interest rate derivatives terminated in 2008, $7.9 million relates to ECA Term Financings for New A330 Aircraft and $0.9 million relates to other financings.

For the year ended December 31, 2012, the amount of deferred loss reclassified from OCI into interest expense related to our designated interest rate derivative was $0.1 million. The amount of deferred loss expected to be reclassified from OCI into interest expense over the next 12 months related to our designated interest rate derivative under our Securitization No. 1 is $9.6 million.

The following table summarizes amounts charged directly to the consolidated statement of income for the years ended December 31, 2010, 2011, and 2012 related to our interest rate derivative contracts:

	Year Ended December 31,
	2010	2011	2012
	(Dollars in thousands)
Interest Expense:
Hedge ineffectiveness losses (gains)	$5,039	$(101)	$2,893
Amortization:
Accelerated amortization of deferred losses(1)	766	8,508	—
Amortization of loss of designated interest rate derivative	—	—	101
Amortization of deferred (gains) losses	8,868	14,570	30,676
Total Amortization	9,634	23,078	30,777
Total charged to interest expense	$14,673	$22,977	$33,670

Other Income (Expense):
Mark to market gains (losses) on undesignated hedges	$(860)	$(848)	$(597)
Total charged to other income (expense)	$(860)	$(848)	$(597)
 _____________

(1)	For the year ended December 31, 2011, includes accelerated amortization of deferred hedge losses in the amount of $8,501 related to three aircraft sold in 2011.

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
The table below shows the reconciliation of net income to EBITDA for the years ended December 31, 2010, 2011 and 2012, and the three months ended December 31, 2012, respectively.

	Year Ended December 31,
	2010	2011	2012
	(Dollars in thousands)
Net income	$65,816	$124,270	$32,868
Depreciation	220,476	242,103	269,920
Amortization of net lease discounts and lease incentives	20,081	16,445	12,844
Interest, net	178,262	204,150	222,808
Income tax provision	6,596	7,832	7,845
EBITDA	$491,231	$594,800	$546,285
Adjustments:
Impairment of Aircraft	7,342	6,436	96,454
Non-cash share based payment expense	7,509	5,786	4,232
Loss (gain) on mark to market of interest rate derivative contracts	860	848	(597)
Contract termination expense	—	—	1,248
Adjusted EBITDA	$506,942	$607,870	$647,622

Management’s Use of Adjusted Net Income (“ANI”)
Beginning with our quarterly report for the quarter ended March 31, 2012, management, to be more consistent with reporting practices of peer aircraft leasing companies, has revised the calculation of ANI to no longer exclude gains (losses) on sales of assets, and to exclude non-cash share based payment expense in the calculation of ANI. Beginning with our quarterly report for the quarter ended June 30, 2012, we also excluded Term Financing No. 1 hedge loss amortization charges which will be reported in Interest, net on our consolidated statement of income from the calculation of ANI. The calculation of ANI for the years ended December 31, 2010 and 2011 have been revised to be comparable with the current period presentation.
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
The table below shows the reconciliation of net income to ANI for the years ended December 31, 2010, 2011 and 2012, and the three months ended December 31, 2012 respectively.

	Year Ended December 31,
	2010	2011	2012
	(Dollars in thousands)
Net income	$65,816	$124,270	$32,868
Ineffective portion and termination of cash flow hedges(1)	5,805	8,407	2,893
Mark to market of interest rate derivative contracts(2)	860	848	(597)
Loan termination payment(1)	—	3,196	—
Write-off of deferred financing fees(1)	2,471	2,456	3,034
Stock compensation expense(3)	7,509	5,786	4,232
Term Financing No. 1 hedge loss amortization charges(1)	—	—	13,331
Contract termination expense	—	—	1,248
Adjusted net income	$82,461	$144,963	$57,009
 ______________

(1)	Included in Interest, net.

(2)	Included in Other income (expense).

(3)	Included in Selling, general and administrative expenses.

	Year Ended December 31,
Weighted-average shares:	2010	2011	2012
Common shares outstanding	78,488,031	74,686,150	70,716,963
Restricted common shares	1,118,542	956,433	587,813
Total weighted-average shares	79,606,573	75,642,583	71,304,776

	Year Ended December 31,
Percentage of weighted-average shares:	2010	2011	2012
Common shares outstanding	98.59%	98.74%	99.18%
Restricted common shares(a)	1.41%	1.26%	0.82%
Total	100.00%	100.00%	100.00%

	Year Ended December 31,
	2010	2011	2012
Weighted-average common shares outstanding — Basic and Diluted(b)	78,488,031	74,686,150	70,716,963

	Year Ended December 31,
Adjusted net income allocation:	2010	2011	2012
	(Dollars in thousands, except per share amounts)
Adjusted net income	$82,461	$144,963	$57,009
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(1,159)	(1,833)	(470)
Adjusted net income allocable to common shares — Basic and Diluted	$81,302	$143,130	$56,539
Adjusted net income per common share — Basic	$1.04	$1.92	$0.80
Adjusted net income per common share — Diluted	$1.04	$1.92	$0.80
 ____________

(a)
For the years ended December 31, 2010, 2011 and 2012, distributed and undistributed earnings to restricted shares is 1.41%, 1.26% and 0.82%, respectively, of net income. The amount of restricted share forfeitures for all periods presented is immaterial to the allocation of distributed and undistributed earnings.

(b)	For the years ended December 31, 2010, 2011 and 2012, we have no dilutive shares.

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
EBITDA, Adjusted EBITDA and ANI are not alternatives to net income, income from operations or cash flows provided by or used in operations as calculated and presented in accordance with US GAAP. You should not rely on these non-US GAAP measures as a substitute for any such US GAAP financial measure. We strongly urge you to review the reconciliations to US GAAP net income, along with our consolidated financial statements included elsewhere in this Annual Report. We also strongly urge you to not rely on any single financial measure to evaluate our business. In addition, because EBITDA, Adjusted EBITDA and ANI are not measures of financial performance under US GAAP and are susceptible to varying calculations, EBITDA, Adjusted EBITDA and ANI as presented in this Annual Report, may differ from and may not be comparable to, similarly titled measures used by other companies.

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
As of December 31, 2012, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/(decrease) of $1.9 million and $(0.5) million, respectively, net of amounts received from our interest rate derivatives, over the next twelve months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and notes thereto, referred to in Item 15(A)(1) of this Form 10-K, are filed as part of this report and appear in this Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES.
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2012. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.
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
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012. The assessment was based on criteria established in the framework Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2012.
Ernst & Young LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, audited the effectiveness of our controls over financial reporting as of December 31, 2012. Ernst & Young LLP has issued its report which is included below.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Aircastle Limited
We have audited Aircastle Limited and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Aircastle Limited and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Aircastle Limited and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aircastle Limited and subsidiaries as of December 31, 2011 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of Aircastle Limited and subsidiaries and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
February 22, 2013

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The name, age and background of each of our directors nominated for election will be contained under the caption “Election of Directors” in our Proxy Statement for our 2013 Annual General Meeting of Shareholders. The identification of our Audit Committee and our Audit Committee financial experts will be contained in our Proxy Statement for our 2013 Annual General Meeting of Shareholders under the captions “CORPORATE GOVERNANCE — Committees of the Board of Directors — The Audit Committee.” Information regarding our Code of Business Ethics and Conduct, any material amendments thereto and any related waivers will be contained in our Proxy Statement for our 2013 Annual General Meeting of Shareholders under the captions “CORPORATE GOVERNANCE — Code of Business Conduct and Ethics.” All of the foregoing information is incorporated herein by reference. The Code of Business Conduct and Ethics is posted on Aircastle’s Website at www.aircastle.com under Investors — Corporate Governance. Pursuant to Item 401(b) of Regulation S-K, the requisite information pertaining to our executive officers is reported immediately following Item 4. of Part I of this report.
Information on compliance with Section 16(a) of the Exchange Act will be contained in our Proxy Statement for our 2013 Annual General Meeting of Shareholders under the captions “OWNERSHIP OF AYR COMMON SHARES — Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
Information on compensation of our directors and certain named executive officers will be contained in our Proxy Statement for our 2013 Annual General Meeting of Shareholders under the captions “Directors’ Compensation” and “EXECUTIVE COMPENSATION,” respectively, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information on the number of shares of Aircastle’s common shares beneficially owned by each director, each named executive officer and by all directors and executive officers as a group will be contained under the captions “OWNERSHIP OF THE COMPANY’S COMMON SHARES — Security Ownership by Management” and information on each beneficial owner of more than 5% of Aircastle’s common shares is contained under the captions “OWNERSHIP OF THE COMPANY’S COMMON SHARES — Security Ownership of Certain Beneficial Owners” in our Proxy Statement for our 2013 Annual General Meeting of Shareholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information relating to certain transactions between Aircastle and its affiliates and certain other persons will be set forth under the caption “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS” in our Proxy Statement for our 2013 Annual General Meeting of Shareholders and is incorporated herein by reference.
Information relating to director independence will be set forth under the caption “PROPOSAL NUMBER ONE — ELECTION OF DIRECTORS — Director Independence” in our Proxy Statement for our 2013 Annual General Meeting of Shareholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information relating to audit fees, audit-related fees, tax fees and all other fees billed in fiscal 2012 and by Ernst & Young LLP, for services rendered to Aircastle is set forth under the caption “INDEPENDENT AUDITOR FEES” in the Proxy Statement for our 2013 Annual General Meeting of Shareholders and is incorporated herein by reference. In addition, information relating to the pre-approval policies and procedures of the Audit Committee is set forth under the caption “INDEPENDENT AUDITOR FEES — Pre-Approval Policies and Procedures” in our Proxy Statement for our 2013 Annual General Meeting of Shareholders and is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)	1.	Consolidated Financial Statements.
		The following is a list of the “Consolidated Financial Statements” of Aircastle Limited and its subsidiaries included in this Annual Report on Form 10-K, which are filed herewith pursuant to Item 8:
		Report of Independent Registered Public Accounting Firm.
		Consolidated Balance Sheets as of December 31, 2011 and December 31, 2012.
		Consolidated Statements of Income for the years ended December 31, 2010, December 31, 2011 and December 31, 2012.
		Consolidated Statements of Comprehensive Income for the years ended December 31, 2010, December 31, 2011 and December 31, 2012.
		Consolidated Statements of Cash Flows for the years ended December 31, 2010, December 31, 2011 and December 31, 2012.
		Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2010, December 31, 2011 and December 31, 2012.
		Notes to Consolidated Financial Statements.
	2.	Financial Statement Schedules.

There are no Financial Statement Schedules filed as part of this Annual Report, since the required information is included in the Consolidated Financial Statements, including the notes thereto, or the circumstances requiring inclusion of such schedules are not present.

	3.	Exhibits.
		The exhibits filed herewith are listed on the Exhibit Index filed as part of this report on Form 10-K.

(B)    EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-134669) filed on July 25, 2006).

3.2	Amended Bye-laws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3 (No. 333-182242) filed on June 20, 2012).

4.1	Specimen Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-134669) filed on July 25, 2006).

4.2
Indenture, dated as of July 30, 2010, by and among Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K filed with the SEC on August 4, 2010).

4.3
First Supplemental Indenture, dated as of December 9, 2011, by and among Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the SEC on December 12, 2011).

4.4
Indenture, dated as of April 4, 2012, by and among Aircastle Limited and Wells Fargo Bank, National Association as trustee (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the SEC on April 4, 2012).

4.5
Indenture, dated as of November 30, 2012 by and among Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K filed with the SEC on November 30, 2012)

10.1	Form of Restricted Share Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (No. 333-134669) filed on June 2, 2006). #

10.2	Form of Amended Restricted Share Grant Letter (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on form 10-K filed March 5, 2010). #

10.3
Form of Amended Restricted Share Agreement for Certain Executive Officers under the Amended and Restated Aircastle Limited 2005 Equity and Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on March 10, 2011). #

10.4	Form of Amended International Restricted Share Grant Letter (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on form 10-K filed March 5, 2010). #

10.5
Letter Agreement, dated February 3, 2005, between Aircastle Limited and David Walton (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (No. 333-134669) filed on June 2, 2006). #

10.6
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

10.8
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

Exhibit No.	Description of Exhibit

10.10
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

10.11
Amended and Restated Aircastle Limited 2005 Equity and Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-134669) filed on July 25, 2006). #

10.12
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

10.13
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

10.14
Acquisition Agreement, dated as of June 20, 2007, by and between AYR Freighter LLC and Airbus SAS (incorporated by reference to Exhibit 10.43 to the Company’s quarterly report on Form 10-Q filed with the SEC on August 14, 2007).

10.15
Amendment No. 1 to the Acquisition Agreement, dated as of June 20, 2007, by and between AYR Freighter LLC and Airbus SAS (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on March 5, 2010). Ø

10.16
Amendment No. 2 to the Acquisition Agreement, dated as of June 20, 2007, by and between AYR Freighter LLC and Airbus SAS (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed on March 5, 2010). Ø

10.17
Amendment No. 3 to the Acquisition Agreement, dated as of June 20, 2007, by and between AYR Freighter LLC and Airbus SAS (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on March 5, 2010).

10.18
Amendment No. 4 to the Acquisition Agreement, dated as of June 20, 2007, by and between AYR Freighter LLC and Airbus SAS (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on March 5, 2010).

10.19
Amendment No. 5 to the Acquisition Agreement, dated as of June 20, 2007, by and between AYR Freighter LLC and Airbus SAS (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on March 5, 2010).

10.20
Amendment No. 6 to the Acquisition Agreement, dated as of June 20, 2007, by and between AYR Freighter LLC and Airbus SAS (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 5, 2010).

10.21
Amendment No. 7 to the Acquisition Agreement, dated as of June 20, 2007, by and between AYR Freighter LLC and Airbus SAS (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on March 5, 2010).

10.22
Amendment No. 8 to the Acquisition Agreement, dated as of June 20, 2007, by and between AYR Freighter LLC and Airbus SAS (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on March 5, 2010).

Exhibit No.	Description of Exhibit

10.23
Amendment No. 9 to the Acquisition Agreement, dated as of June 20, 2007, by and between AYR Freighter LLC and Airbus SAS (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed with the SEC on August 10, 2010).

10.24
Form of Lease Agreement, dated as of December 16, 2009, between Wells Fargo Bank Northwest, National Association, a national banking association, not in its individual capacity but solely as Owner Trustee, as Lessor and South African Airways (Pty) Ltd., as Lessee (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed on March 5, 2010). Ø

10.25
Amendment No. 1 to Form of Lease Agreement, dated as of December 16, 2009, between Wells Fargo Bank Northwest, National Association, a national banking association, not in its individual capacity but solely as Owner Trustee, as Lessor and South African Airways (Pty) Ltd., as Lessee (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed with the SEC on August 10, 2010). Ø

10.26
Form of Lease Novation Agreement, dated as of December 15, 2010, by and among Wells Fargo Bank Northwest, National Association, a US national banking association, not in its individual capacity but solely as Owner Trustee, as Existing Lessor, South African Airways (Pty) Ltd., as Lessee, and the New Lessor (as defined therein) (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2011).

10.27
Letter Agreement, dated July 13, 2010, between Aircastle Advisor LLC and Ron Wainshal (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on July 15, 2010). #

10.28	Form of Senior Executive Employment Agreement (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on December 8, 2010). #

10.29
Form of Amended and Restated Indemnification Agreement with directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed with the SEC on November 8, 2011).

10.30
Registration Rights Agreement, dated as of December 14, 2011, by and among Aircastle Limited and Citigroup Global Markets Inc. as Initial Purchaser named therein (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on December 15, 2011).

10.31
Separation Agreement, dated January 22, 2012, among Aircastle Advisor LLC and J. Robert Peart (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on January 23, 2012).

10.32
Registration Rights Agreement, dated as of April 4, 2012, by and among Aircastle Limited and Goldman, Sachs & Co., Citigroup Global Markets Inc. and J.P. Morgan Securities LLC as representatives of the several Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on April 4, 2012).

10.33
Share Purchase agreement, dated August 7, 2012, between Aircastle Limited and the sellers therein (incorporated by reference to Exhibit 1.2 to the Company's current report on Form 8-K filed with the SEC on August 13, 2012).

10.34
Registration Rights Letter Agreement dated August 10, 2012, between Aircastle Limited and Ontario Teachers' Pension Plan Board (incorporated by reference to Exhibit 1.3 of the Company's current report on Form 8-K filed with the SEC on August 13, 2012).

10.35
Registration Rights Agreement, dated as of November 30, 2012, by and among Aircastle Limited and J.P. Morgan Securities LLC, Citigroup Global Markets Inc., Goldman, Sachs & Co and RBC Capital Markets, LLC (incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K).

12.1	Computation of Ratio of Earnings to Fixed Charges r

21.1	Subsidiaries of the Registrant r

23.1	Consent of Ernst & Young LLP r

Exhibit No.	Description of Exhibit

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 r

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 r

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 r

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 r

99.1	Owned Aircraft Portfolio at December 31, 2012 r

101
The following materials from the Company’s annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2012, (ii) Consolidated Statements of Income for the years ended December 31, 2010, December 31, 2011 and December 31, 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2010, December 31, 2011 and December 31, 2012, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2010, December 31, 2011 and December 31, 2012, (v) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2010, December 31, 2011 and December 31, 2012 and (vi) Notes to Consolidated Financial Statements r *

_____________

#    Management contract or compensatory plan or arrangement.
r    Filed herewith.
Ø    Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Aircastle Limited
We have audited the accompanying consolidated balance sheets of Aircastle Limited and subsidiaries as of December 31, 2011 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aircastle Limited and subsidiaries at December 31, 2011 and 2012 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aircastle Limited and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
February 22, 2013

Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,
	2011	2012
ASSETS
Cash and cash equivalents	$295,522	$618,217
Accounts receivable	3,646	5,625
Restricted cash and cash equivalents	247,452	111,942
Restricted liquidity facility collateral	110,000	107,000
Flight equipment held for lease, net of accumulated depreciation of $981,932 and $1,305,064	4,387,986	4,662,661
Net investment in finance leases	—	119,951
Aircraft purchase deposits and progress payments	89,806	131
Other assets	90,047	186,633
Total assets	$5,224,459	$5,812,160

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings (including borrowings of ACS Ireland VIEs of $295,952 and $207,926, respectively)	$2,535,759	$1,848,034
Borrowings from unsecured financings	450,757	1,750,642
Accounts payable, accrued expenses and other liabilities	105,432	108,593
Lease rentals received in advance	46,105	53,189
Liquidity facility	110,000	107,000
Security deposits	83,037	87,707
Maintenance payments	347,122	379,391
Fair value of derivative liabilities	141,639	61,978
Total liabilities	3,819,851	4,396,534

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 250,000,000 shares authorized, 72,258,472 shares issued and outstanding at December 31, 2011; and 68,639,729 shares issued and outstanding at December 31, 2012	723	686
Additional paid-in capital	1,400,090	1,360,555
Retained earnings	191,476	180,675
Accumulated other comprehensive loss	(187,681)	(126,290)
Total shareholders’ equity	1,404,608	1,415,626
Total liabilities and shareholders’ equity	$5,224,459	$5,812,160

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2010	2011	2012
Revenues:
Lease rental revenue	$531,076	$580,209	$623,503
Amortization of net lease discounts and lease incentives	(20,081)	(16,445)	(12,844)
Maintenance revenue	15,703	36,954	53,320
Total lease rentals	526,698	600,718	663,979
Other revenue	1,012	4,479	22,593
Total revenues	527,710	605,197	686,572

Expenses:
Depreciation	220,476	242,103	269,920
Interest, net	178,262	204,150	222,808
Selling, general and administrative (including non-cash share based payment expense of $7,509, $5,786 and $4,232, respectively)	45,774	45,953	48,370
Impairment of aircraft	7,342	6,436	96,454
Maintenance and other costs	9,612	13,277	14,656
Total expenses	461,466	511,919	652,208

Other income (expense):
Gain on sale of flight equipment	7,084	39,092	5,747
Other	(916)	(268)	602
Total other income (expense)	6,168	38,824	6,349

Income from continuing operations before income taxes	72,412	132,102	40,713
Income tax provision	6,596	7,832	7,845
Net income	$65,816	$124,270	$32,868

Earnings per common share — Basic:
Net income per share	$0.83	$1.64	$0.46

Earnings per common share — Diluted:
Net income per share	$0.83	$1.64	$0.46

Dividends declared per share	$0.40	$0.50	$0.615

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Year Ended December 31,
	2010	2011	2012
Net income	$65,816	$124,270	$32,868
Other comprehensive income, net of tax:
Net change in fair value of derivatives, net of tax expense of $268, $857 and $586, respectively	1,994	37,461	30,614
Net derivative loss reclassified into earnings	9,634	23,078	30,777
Other comprehensive income	11,628	60,539	61,391
Total comprehensive income	$77,444	$184,809	$94,259

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2010	2011	2012
Cash flows from operating activities:
Net income	$65,816	$124,270	$32,868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	220,476	242,103	269,920
Amortization of deferred financing costs	15,065	15,271	12,449
Amortization of net lease discounts and lease incentives	20,081	16,445	12,844
Deferred income taxes	3,727	5,615	6,828
Non-cash share based payment expense	7,509	5,786	4,232
Cash flow hedges reclassified into earnings	9,634	23,078	30,777
Ineffective portion of cash flow hedges	5,039	(101)	2,893
Security deposits and maintenance payments included in earnings	(14,004)	(35,500)	(54,180)
Gain on the sale of flight equipment	(7,084)	(39,092)	(5,747)
Impairment of aircraft	7,342	6,436	96,454
Other	848	742	(2,218)
Changes on certain assets and liabilities:
Accounts receivable	(412)	(4,818)	(2,530)
Restricted cash and cash equivalents related to operating activities	(1,560)	4,418	—
Other assets	(3,097)	(2,675)	919
Accounts payable, accrued expenses, other liabilities and payable to affiliates	18,478	(1,848)	17,732
Lease rentals received in advance	8,672	(753)	4,036
Net cash provided by operating activities	356,530	359,377	427,277
Cash flows from investing activities:
Acquisition and improvement of flight equipment	(465,529)	(776,750)	(693,227)
Proceeds from sale of flight equipment	68,622	489,196	61,489
Restricted cash and cash equivalents related to sale of flight equipment	—	(35,762)	35,762
Aircraft purchase deposits and progress payments, net of returned deposits	(144,143)	(122,069)	(20,553)
Net investment in finance leases	—	—	(91,500)
Collections on finance leases	—	—	3,852
Purchase of debt investment	—	—	(43,626)
Principal repayments on debt investment	—	—	6,585
Other	(65)	(35)	(691)
Net cash used in investing activities	(541,115)	(445,420)	(741,909)
Cash flows from financing activities:
Repurchase of shares	(1,663)	(91,610)	(44,180)
Proceeds from notes and term debt financings	547,719	669,047	1,459,690
Securitization and term debt financing repayments	(304,533)	(390,945)	(847,415)
Deferred financing costs	(15,365)	(20,179)	(31,691)
Restricted secured liquidity facility collateral	6,000	(35,000)	3,000
Secured liquidity facility collateral	(6,000)	35,000	(3,000)
Restricted cash and cash equivalents related to security deposits and maintenance payments	18,342	(25,056)	99,748
Security deposits received	14,218	20,574	17,453
Security deposits returned	(14,281)	(7,914)	(6,152)
Maintenance payments received	119,118	122,050	142,122
Maintenance payments returned	(46,174)	(89,300)	(57,822)
Payments for terminated cash flow hedges and payment for option	(3,705)	—	(50,757)
Dividends paid	(31,800)	(45,059)	(43,669)
Net cash provided by financing activities	281,876	141,608	637,327
Net increase in cash and cash equivalents	97,291	55,565	322,695
Cash and cash equivalents at beginning of year	142,666	239,957	295,522
Cash and cash equivalents at end of year	$239,957	$295,522	$618,217
Supplemental disclosures of cash flow information:
Cash paid during the year for interest, net of capitalized interest	$136,596	$162,938	$167,069
Cash paid during the year for income taxes	$3,528	$2,054	$2,468
Supplemental disclosures of non-cash investing activities:
Security deposits, maintenance liabilities and other liabilities settled in sale of flight equipment	$100	$21,585	$4,135
Advance lease rentals, security deposits and maintenance reserves assumed in asset acquisitions	$20,204	$5,666	$24,261
Supplemental disclosures of non-cash financing activities:
Advance lease rentals converted to maintenance reserves	$1,750	$—	$—
Security deposits converted to advance lease rentals	$730	$627	$669
Security deposits converted to maintenance payment liabilities	$—	$138	$—

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share amounts)

			Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Common Shares
	Shares	Amount
Balance, December 31, 2009	79,550,421	$796	$1,479,995	$70,294	$(259,848)	$1,291,237
Issuance of common shares to directors and employees	258,105	2	(2)	—	—	—
Repurchase of common shares from directors and employees	(168,241)	(2)	(1,661)	—	—	(1,663)
Amortization of share based payments	—	—	7,509	—	—	7,509
Dividends declared	—	—	—	(31,809)	—	(31,809)
Net income	—	—	—	65,816	—	65,816
Net change in fair value of derivatives, net of $268 tax expense	—	—	—	—	1,994	1,994
Net derivative loss reclassified into earnings	—	—	—	—	9,634	9,634
Balance, December 31, 2010	79,640,285	796	1,485,841	104,301	(248,220)	1,342,718
Issuance of common shares to directors and employees	330,382	3	(3)	—	—	—
Repurchase of common shares from directors and employees	(7,712,195)	(76)	(91,534)	—	—	(91,610)
Amortization of share based payments	—	—	5,786	—	—	5,786
Dividends declared	—	—	—	(37,095)	—	(37,095)
Net income	—	—	—	124,270	—	124,270
Net change in fair value of derivatives, net of $857 tax expense	—	—	—	—	37,461	37,461
Net derivative loss reclassified into earnings	—	—	—	—	23,078	23,078
Balance, December 31, 2011	72,258,472	723	1,400,090	191,476	(187,681)	1,404,608
Issuance of common shares to directors and employees	270,412	2	(2)	—	—	—
Repurchase of common shares from stockholders, directors and employees	(3,889,155)	(39)	(44,141)	—	—	(44,180)
Amortization of share based payments	—	—	4,232	—	—	4,232
Excess tax benefit from stock based compensation	—	—	376	—	—	376
Dividends declared	—	—	—	(43,669)	—	(43,669)
Net income	—	—	—	32,868	—	32,868
Net change in fair value of derivatives, net of $586 tax expense	—	—	—	—	30,614	30,614
Net derivative loss reclassified into earnings	—	—	—	—	30,777	30,777
Balance, December 31, 2012	68,639,729	$686	$1,360,555	$180,675	$(126,290)	$1,415,626

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
Aircastle is a holding company that conducts its business through subsidiaries. Aircastle directly or indirectly owns all of the outstanding common shares of its subsidiaries. The consolidated financial statements presented are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). We operate in one segment.
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure since the balance sheet date of December 31, 2012 through the date on which the consolidated financial statements included in this Form 10-K were issued.
Effective January 1, 2012, the Company adopted Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) ASU 2011-04 (“ASU 2011-04”), Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs, to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with US GAAP and IFRS. The amendments in this update change the wording used to describe the requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements which include (1) those that clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements, and (2) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurement. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on the Company's consolidated financial statements.
Also effective January 1, 2012, the Company adopted ASU 2011-12 (“ASU 2011-12”) Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This ASU defers the ASU 2011-05 requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income (“AOCI”) in both net income and other comprehensive income (“OCI”) on the face of the financial statements. During the deferral period, there is no requirement to separately present or disclose the reclassification adjustments into net income. The FASB expects to issue a final standard in January 2013, with an effective date after December 15, 2012. ASU 2011-12 is effective for interim and annual reporting periods beginning after December 15, 2011 and should be applied retrospectively. The adoption of ASU 2011-12 did not have a material impact on the Company's consolidated financial statements.

Principles of Consolidation
The consolidated financial statements include the accounts of Aircastle and all of its subsidiaries. Aircastle consolidates nine Variable Interest Entities (“VIEs”) of which Aircastle is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.
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
Restricted cash and cash equivalents consists primarily of rent collections, maintenance payments and security deposits received from lessees pursuant to the terms of various lease agreements held in lockbox accounts in accordance with our financings. Changes in restricted cash and cash equivalents related to rent collections are reflected within operating activities of our consolidated statements of cash flows for non-cash trapped financings. Changes in restricted cash and cash equivalents related to rent collections are reflected within financing activities of our consolidated statements of cash flows for cash trapped financings. Changes in restricted cash related to the sale of flight equipment are reflected within investing activities of our consolidated statements of cash flows. Changes in restricted cash and cash equivalents related to maintenance payments and security deposits are reflected within financing activities of our consolidated statements of cash flows.
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
Management develops the assumptions used in the recoverability analysis based on current and future expectations of the global demand for a particular aircraft type and historical experience in the aircraft leasing market and aviation industry, as well as information received from third party industry sources. The factors considered in estimating the undiscounted cash flows are impacted by changes in future periods due to changes in contracted lease rates, residual values, economic conditions, technology, airline demand for a particular aircraft type and other factors.
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
Net Investment in Finance Leases
If a lease meets specific criteria at the inception of a new lease or at any lease modification date, we recognize the lease as a Net investment in finance leases on our Consolidated Balance Sheets. The Net investment in finance leases consists of lease receivables, less the unearned income, plus the estimated unguaranteed residual value of the leased flight equipment at the lease end date. The unearned income is recognized as Other revenue in our Consolidated Statements of Income over the lease term in a manner that produces a constant rate of return on the Net investment in finance lease.
Collectability of finance leases is evaluated periodically on an individual customer level. The evaluation of the collectability of the finance leases considers the credit of the lessee and the value of the underlying aircraft. An allowance for credit losses is established if there is evidence that we will be unable to collect all amounts due according to the original contractual terms of the Net investment in finance leases. At December 31, 2012, we had no allowance for credit losses for our Net investment in finance leases.
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
We record maintenance payments paid by the lessee as accrued maintenance payments liabilities in recognition of our contractual commitment to refund such receipts. In these contracts, we do not recognize such maintenance payments as maintenance revenue during the lease. Reimbursements to the lessee upon the receipt of evidence of qualifying maintenance work are charged against the existing accrued maintenance payments liability. We currently defer maintenance revenue recognition of all maintenance reserve payments collected until the end of the lease, when we are able to determine the amount, if any, by which reserve payments received exceed costs to be incurred by the current lessee in performing scheduled maintenance.
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
Comprehensive Income
Comprehensive income consists of net income and other gains and losses, net of income taxes, if any, affecting shareholders’ equity that, under US GAAP, are excluded from net income. At December 31, 2012, such amount consists of the effective portion of fluctuations in the fair value of derivatives designated as cash flow hedges.
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
Leasehold Improvements, Furnishings and Equipment
Improvements made in connection with the leasing of office facilities are capitalized as leasehold improvements and are amortized on a straight line basis over the minimum lease period. Furnishings and equipment are capitalized at cost and are amortized over the estimated life of the related assets or remaining lease terms, which range between 3 and 5 years.
Recent Unadopted Accounting Pronouncements
In August 2010, the FASB issued an exposure draft, “Leases” (the “Lease ED”), which would replace the existing guidance in the Accounting Standards Codification (“ASC”) 840 (“ASC 840”), Leases. In June 2012, the FASB decided that leases would be classified as either leases of property or leases of assets other than property. Leases of property will continue to use operating lease accounting. Leases of other than property would use the receivable residual approach. Under the receivable residual approach, a lease receivable would be recognized for the lessor's right to receive lease payments, a portion of the carrying amount of the underlying asset would be allocated between the right of use granted to the lessee and the lessor's residual value and profit or loss would only be recognized at commencement if it is reasonably assured. The FASB completed all of its deliberations and decided to re-expose the Lease ED in the first half of 2013. We anticipate that the final standard may have an effective date no earlier than 2016. When and if the proposed guidance becomes effective, it may have a significant impact on the Company's consolidated financial statements. Although we believe the presentation of our financial statements, and those of our lessees could change, we do not believe the accounting pronouncement will change the fundamental economic reasons for which the airlines lease aircraft. Therefore, we do not believe it will have a material impact on our business.

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
The following tables set forth our financial assets and liabilities as of December 31, 2011 and 2012 that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value as of December 31, 2011	+
		Level 1	Level 2	Level 3	Valuation Technique
Assets:
Cash and cash equivalents	$295,522	$295,522	$—	$—	Market
Restricted cash and cash equivalents	247,452	247,452	—	—	Market
Total	$542,974	$542,974	$—	$—

Liabilities:
Derivative liabilities	$141,639	$—	$85,410	$56,229	Income

	Fair Value as of December 31, 2012	Fair Value Measurements at December 31, 2012 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3	Valuation Technique
Assets:
Cash and cash equivalents	$618,217	$618,217	$—	$—	Market
Restricted cash and cash equivalents	111,942	111,942	—	—	Market
Debt investments	40,388	—	—	40,388	Income
Total	$770,547	$730,159	$—	$40,388

Liabilities:
Derivative liabilities	$61,978	$—	$61,978	$—	Income
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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

On April 4, 2012, the interest rate derivatives included in Level 3 were terminated when the related hedged debt was repaid with the proceeds from the Senior Notes due 2017 and Senior Notes due 2020 (See Note 6. Borrowings from Secured and Unsecured Debt Financings — Unsecured Debt Financings below).
The following table reflects the activity for the classes of our liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2011 and 2012:

	Assets	Liabilities
	Debt Investments	Derivative Liabilities
Balance as of December 31, 2010	$—	$(55,181)
Total gains/(losses), net:	—
Included in other income (expense)	—	(474)
Included in interest expense	—	(71)
Included in other comprehensive income	—	(503)
Balance as of December 31, 2011	—	(56,229)
Purchases	43,626	—
Total gains/(losses), net:
Included in other revenue	3,347	—
Included in other income (expense)	—	599
Included in interest expense	—	73
Included in other comprehensive income	—	4,800
Settlements	(6,585)	50,757
Balance as of December 31, 2012	$40,388	$—
For the year ended December 31, 2011, we had no transfers into or out of Level 3, and we had no purchases, issuances, sales or settlements of Level 3 items. For the year ended December 31, 2012, we purchased a loan that is secured by a commercial jet aircraft that matures in May, 2013. The loan is classified as available for sale and the fair value was determined using the income approach with unobservable inputs. We had no transfers into or out of Level 3; however in 2012, we did terminate all Level 3 interest rate derivatives.
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
We perform a recoverability assessment whenever events or changes in circumstances, or indicators, indicate that the carrying amount or net book value of an aircraft may not be recoverable. During 2012, we impaired two aircraft, one Boeing Model 757-200 aircraft that we sold for less than its net book value and one Boeing Model 767-300ER aircraft which was returned to us following its scheduled lease expiration and which failed its recoverability assessment. For these two aircraft, we recorded impairment charges of $10,111, and we recorded $2,447 of maintenance revenue.
We elected not to invest in engine performance restoration maintenance visits for two Airbus Model A320-200 “Classic” aircraft with older technology engines and instead agreed with the lessee to terminate the leases prior to scheduled expiry and pursue part-out sales. Following agreement with our customer to terminate the leases, these aircraft failed the recoverability assessment and we recorded impairment charges of $12,306 and we recorded $11,104 of maintenance revenue and reversed $1,157 of lease incentives, for these two aircraft.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

We also elected not to invest in engine performance restoration maintenance visits for one Airbus Model A320-200 aircraft and instead agreed to pursue part-out sales. Following the scheduled return of the aircraft from the lessee, this aircraft failed the recoverability assessment and we recorded an impairment charge of $6,668 and we recorded $6,509 of maintenance revenue for the three months ended December 31, 2012.
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
Following completion of the recoverability analysis, we took the following actions:

•
We impaired 13 aircraft and recorded aggregate impairment charges of $67,370 to write these aircraft down to current market values. For some of these aircraft we also shortened the expected lives and/or reduced the residual values.

•	For seven other aircraft that passed the recoverability assessment, we took the following steps:

◦
Shortened the expected lives of one Airbus A330-300 aircraft, five Boeing Model 767-300ER aircraft and one McDonnell Douglas MD-11SF aircraft, primarily to reflect the specific maintenance schedule that we expect for the airframe and related engines.

◦	In the case of our Boeing Model 767-300ER aircraft, reduced the residual values to reflect our current estimates.

Reducing the expected lives or anticipated residual values for aircraft in our fleet will accelerate the future depreciation on these aircraft, which will be partly offset by reduced depreciation on aircraft that we impaired. As described above, these changes in depreciation going forward will affect 23 aircraft. We estimate that there will be no annual increase in depreciation for these 23 aircraft for the year ended December 31, 2013, although future depreciation is expected to decrease as these aircraft reach the end of their holding periods.
While we believe that the estimates and related assumptions used in the recoverability assessment are appropriate, actual results could differ from those estimates. Other than the aircraft discussed above, management believes that the net book value of each aircraft is currently supported by the estimated future undiscounted cash flows expected to be generated by that aircraft, and accordingly, no other aircraft were impaired as a consequence of this recoverability assessment. In addition, our lessees may face financial difficulties and return aircraft to us prior to the contractual lease expiry dates. As a result, our cash flow assumptions may change and future impairment charges may be required.
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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The carrying amounts and fair values of our financial instruments at December 31, 2011 and 2012 are as follows:

	December 31, 2011		December 31, 2012
	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)
Securitizations and term debt financings	$(1,873,652)	$(1,681,023)	$(1,082,368)	$(962,960)
ECA term financings	(536,107)	(524,373)	(652,916)	(671,966)
Bank financings	(126,000)	(126,000)	(112,750)	(116,272)
Senior Notes	(450,757)	(482,625)	(1,750,642)	(1,905,565)
All of our financial instruments are classified as Level 2 with the exception of our senior Notes, which are classified as Level 1.
Note 3. Lease Rental Revenues and Flight Equipment Held for Lease
Minimum future annual lease rentals contracted to be received under our existing operating leases of flight equipment at December 31, 2012 were as follows:

Year Ending December 31,	Amount
2013	$608,330
2014	514,321
2015	444,745
2016	383,324
2017	273,609
Thereafter	654,895
Total	$2,879,224
Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Year Ended December 31,
Region	2010	2011	2012
Europe	45%	45%	39%
Asia and Pacific	21%	24%	32%
North America	15%	13%	11%
Middle East and Africa	10%	11%	11%
Latin America	9%	7%	7%
Total	100%	100%	100%
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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

For the year ended December 31, 2012, one customer accounted for 9% of lease rental revenues, and four additional customers accounted for a combined 25% of lease rental revenues. No other customer accounted for more than 5% of lease rental revenues.
The following table sets forth revenue attributable to individual countries representing at least 10% of total revenue (including maintenance revenue) in any year based on each lessee’s principal place of business for the years indicated:

	2010		2011		2012
Country	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
United States	66,847	13%	64,195	11%	78,493	11%
China	60,181	11%	69,534	11%	75,502	11%
Netherlands	56,057	11%	—	—%	—	—
Geographic concentration of net book value of flight equipment held for lease was as follows:

	December 31, 2011			December 31, 2012
Region	Number of Aircraft		Net Book Value %	Number of Aircraft		Net Book Value %
Europe	66		41%	68		35%
Asia and Pacific	39		28%	50		34%
North America	16		9%	17		10%
Latin America	10		6%	14		8%
Middle East and Africa	9		15%	8		12%
Off-lease	4	(1)	1%	2	(2)	1%
Total	144		100%	159		100%
______________

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

(2)	Includes one Boeing Model 767-300ER aircraft and one Boeing Model 747-400BDSF aircraft that we are marketing for lease or sale.

The following table sets forth net book value of flight equipment attributable to individual countries representing at least 10% of net book value of flight equipment based on each lessee’s principal place of business as of:

	December 31, 2011			December 31, 2012
Country	Net Book Value	Net Book Value %	Number of Lessees	Net Book Value	Net Book Value %	Number of Lessees
China	$526,008	12%	4	$515,194	11%	4
Russia(1)	453,695	10%	8	—	—%	—
 ______________

(1)	The net book value of flight equipment attributable to Russia was less than 10% as of December 31, 2012.

At December 31, 2011 and 2012, the amounts of lease incentive liabilities recorded in maintenance payments on the consolidated balance sheets were $28,412 and $15,587, respectively.

Note 4. Net Investment in Finance Leases

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

At December 31, 2012, our net investment in finance leases represents six aircraft leased to a customer in Germany and three aircraft leased to a customer in the United States. The following table lists the components of our net investment in finance leases at December 31, 2012:

Amount
Total lease payments to be received	$128,789
Less: Unearned income	(74,087)
Estimated residual values of leased flight equipment (unguaranteed)	65,249
Net investment in finance leases	$119,951

At December 31, 2012, minimum future lease payments on finance leases are as follows:

Year Ending December 31,	Amount
2013	$22,070
2014	21,390
2015	21,390
2016	21,390
2017	20,948
Thereafter	21,601
Total lease payments to be received	$128,789

Note 5.    Variable Interest Entities
Aircastle consolidates nine VIEs of which it is the primary beneficiary. The operating activities of these VIEs are limited to acquiring, owning, leasing, maintaining, operating and, under certain circumstances, selling the 22 aircraft discussed below.
Securitizations
In connection with Securitization No. 1, two of our subsidiaries, ACS Aircraft Finance Ireland plc (“ACS Ireland”) and ACS Aircraft Finance Bermuda Limited (“ACS Bermuda”) issued Class A-1 notes, and each has fully and unconditionally guaranteed the other's obligations under the notes. In connection with Securitization No. 2, two of our subsidiaries, ACS Aircraft Finance Ireland 2 Limited (“ACS Ireland 2”) and ACS 2007-1 Limited (“ACS Bermuda 2”) issued Class A-1 notes and each has fully and unconditionally guaranteed the other's obligations under the notes. ACS Bermuda and ACS Bermuda 2 are collectively referred to as the “ACS Bermuda Group.”
Aircastle is the primary beneficiary of ACS Ireland and ACS Ireland 2 (collectively, the “ACS Ireland VIEs”), as we have both the power to direct the activities of the VIEs that most significantly impact the economic performance of such VIEs and we bear the significant risk of loss and participate in gains through Class E-1 Securities. Although Aircastle has not guaranteed the ACS Ireland VIEs debt, Aircastle wholly owns the ACS Bermuda Group which has fully and unconditionally guaranteed the ACS Ireland VIEs obligations. The activity that most significantly impacts the economic performance is the leasing of aircraft. Aircastle Advisor (Ireland) Limited (Aircastle's wholly owned subsidiary) is the remarketing servicer and is responsible for the leasing of the aircraft. An Irish charitable trust owns 95% of the common shares of the ACS Ireland VIEs. The Irish charitable trust's risk is limited to its annual dividend of $2 per VIE. At December 31, 2012, the assets of the two VIEs include 12 aircraft transferred into the VIEs at historical cost basis in connection with Securitization No. 1 and Securitization No. 2.
The combined assets of the ACS Ireland VIEs as of December 31, 2012 are $351,360. The combined liabilities of the ACS Ireland VIEs, net of $72,068 Class E-1 Securities held by the Company, which is eliminated in consolidation, as of December 31, 2012 are $320,030.
ECA Term Financings
Aircastle, through various subsidiaries, each of which is owned by a charitable trust (such entities, collectively the “Air Knight VIEs”), entered into 11 different twelve-year term loans, which are supported by guarantees from Compagnie Francaise d' Assurance pour le Commerce Exterieur, (“COFACE”), the French government sponsored export credit agency

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

(“ECA”). These loans provided for the financing for 11 new Airbus Model A330-200 aircraft. In June 2011, we repaid one of these loans from the proceeds of the sale of the related aircraft. At December 31, 2012, Aircastle had 10 outstanding term loans with guarantees from COFACE. We refer to these COFACE-supported financings as “ECA Term Financings.”
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
The only assets that the Air Knight VIEs have on their books are financing leases that are eliminated in the consolidated financial statements and deferred financing costs. The related aircraft, with a net book value as of December 31, 2012 were $827,762, are included in our flight equipment held for lease. The consolidated debt outstanding of the Air Knight VIEs as of December 31, 2012 is $652,916.

Note 6.    Borrowings from Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured term debt financings were as follows:

	At December 31, 2011	At December 31, 2012
Debt Obligation	Outstanding Borrowings	Outstanding Borrowings	Interest Rate(1)	Final Stated Maturity(2)
Secured Debt Financings:
Securitization No. 1	$387,124	$309,505	0.49%	06/20/31
Securitization No. 2	891,452	772,863	0.54%	06/14/37
Term Financing No. 1	595,076	—	—%	N/A
ECA Term Financings	536,107	652,916	2.01% to 3.96%	12/03/21 to 11/30/24
Bank Financings	126,000	112,750	4.22% to 4.57%	09/15/15 to 10/26/17
Total secured debt financings	2,535,759	1,848,034
Unsecured Debt Financings:
Senior Notes due 2017	—	500,000	6.75%	04/15/17
Senior Notes due 2018	450,757	450,642	9.75%	08/01/18
Senior Notes due 2019	—	500,000	6.25%	12/01/19
Senior Notes due 2020	—	300,000	7.625%	04/15/20
2012 Revolving Credit Facility	—	—	N/A	12/19/15
Total unsecured debt financings	450,757	1,750,642
Total secured and unsecured debt financings	$2,986,516	$3,598,676
 _______________

(1)
Reflects the floating rate in effect at the applicable reset date plus the margin for Securitization No. 1, Securitization No. 2 and one of our ECA Term Financings. All other financings have a fixed rate.

(2)	For Securitizations No. 1 and No. 2, all cash flows available after expenses and interest is applied to debt amortization.
The following securitizations structures include liquidity facility commitments described in the table below:

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Facility	Liquidity Facility Provider	Available Liquidity		Unused Fee	Interest Rate on any Advances
		December 31, 2011	December 31, 2012
Securitization No. 1	Crédit Agricole Corporate and Investment Bank(1)	$42,000	$42,000	0.45%	1M LIBOR + 1.00
Securitization No. 2	HSH Nordbank AG(1)	66,859	65,000	0.50%	1M LIBOR + 0.75
 _____________

(1)
Following a ratings downgrade by each of the facility providers, the liquidity facility was drawn, and the proceeds, or permitted investments thereof, remain available to provide liquidity if required. Amounts drawn following a ratings downgrade with respect to the liquidity facility provider do not bear interest; however, net investment earnings will be paid to the liquidity facility provider, and the unused fee continues to apply.

The purpose of these facilities is to provide liquidity for the relevant securitization or term financing in the event that cash flow from lease contracts and other revenue sources is not sufficient to pay operating expenses with respect to the relevant aircraft portfolio, interest payments and interest rate hedging payments for the relevant securitization.
Secured Debt Financings:
ECA Term Financings
In 2010, we entered into two twelve-year term loans which are supported by guarantees from Compagnie Francaise d’ Assurance pour le Commerce Exterieur (“COFACE”) for the financing of two new Airbus Model A330-200 aircraft totaling $138,295. During 2011, we entered into five twelve-year term loans which are supported by guarantees from COFACE for the financing of five new Airbus Model A330-200 aircraft totaling $359,393. In 2011, we repaid in full the outstanding principal balance on one of our ECA term financings in the amount of $61,571. During 2012, we entered into two twelve-year term loans which are supported by guarantees from COFACE for the financing of two new Airbus Model A330-200 aircraft totaling $159,690. We refer to these COFACE-supported financings as “ECA Term Financings”. The borrowings under these financings at December 31, 2012 have a weighted average rate of interest equal to 3.221%.
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
We refer to these loan facilities as “Bank Financings”. Our Bank Financings contain, among other customary provisions, a $500,000 minimum net worth covenant and, in some cases, a cross-default to other financings with the same lender. In addition, Aircastle Limited has guaranteed the repayment of the Bank Financings. The borrowings under these financings at December 31, 2012 have a weighted average fixed rate of interest equal to 4.306%.

Unsecured Debt Financings:
Senior Notes due 2017 and Senior Notes due 2020
During 2012, Aircastle Limited issued $500,000 aggregate principal amount of 6.75% Senior Notes due 2017 (the “Senior Notes due 2017”) and $300,000 aggregate principal amount of 7.625% Senior Notes due 2020 (the “Senior Notes

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

due 2020”). The Senior Notes due 2017 mature on April 15, 2017 and bear interest at the rate of 6.75% and the Senior Notes due 2020 mature on April 15, 2020 and bear interest at the rate of 7.625%. Interest on both series of notes is payable on April 15 and October 15 of each year, commencing on October 15, 2012 to holders of record on the immediately preceding April 1 and October 1. The offerings of the Senior Notes due 2017 and the Senior Notes due 2020 were not conditioned on one another.
The Company may redeem the Senior Notes due 2017 and the Senior Notes due 2020 at any time, up to 35% of the aggregate principal amount of each series of notes issued under the indenture at a redemption price equal to 106.75% for the Senior Notes due 2017 and 107.625% for the Senior Notes due 2020, plus accrued and unpaid interest thereon. If the Company undergoes a change of control, it must offer to repurchase the Senior Notes due 2017 and the Senior Notes due 2020 at 101% of the principal amount, plus accrued and unpaid interest. The Senior Notes due 2017 and the Senior Notes due 2020 are not guaranteed by any of the Company’s subsidiaries.
Senior Notes due 2018
During 2010, Aircastle Limited issued $300,000 aggregate principal amount of 9.75% Senior Notes due 2018 (the "2010-1 Notes”). The 2010-1 Notes will mature on August 1, 2018 and bear interest at the rate of 9.75% per annum, payable semi-annually in arrears on February 1 and August 1, commencing on February 1, 2011 to holders of record on the immediately preceding January 15 and July 15.
During 2011, we issued an additional $150,000 aggregate principal amount of 9.75% Senior Notes due 2018 (the “2011-1 Notes” and together with the 2010-1 Notes, the “Senior Notes due 2018”). The 2011-1 Notes will mature on August 1, 2018 and bear interest at the rate of 9.75% per annum, payable semi-annually in arrears on February 1 and August 1, commencing on February 1, 2012 to holders of record on the immediately preceding January 15 and July 15. The 2010-1 Notes and the 2011-1 Notes are treated as a single class under the indenture.
The Company may redeem all or a portion of the Senior Notes due 2018 at any time on or after August 1, 2014 at a premium decreasing ratably to zero, plus accrued and unpaid interest. In addition, prior to August 1, 2013 the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes due 2018 with the net cash proceeds of certain equity offerings at a redemption price equal to 109.75%, plus accrued and unpaid interest. If the Company undergoes a change of control, it must offer to repurchase the Senior Notes due 2018 at 101% of the principal amount, plus accrued and unpaid interest. The Senior Notes due 2018 are not guaranteed by any of the Company’s subsidiaries.
Senior Notes due 2019
During 2012, Aircastle Limited issued $500,000 aggregate principal amount of 6.25% Senior Notes due 2019 (the “Senior Notes due 2019”). The Senior Notes due 2019 mature on December 1, 2019 and bear interest at the rate of 6.25%. Interest on both series of notes is payable on June 1 and December 1 of each year, commencing on June 1, 2013 to holders of record on the immediately preceding May 15 and November 15.
The Company may redeem the Senior Notes due 2019 at any time, up to 35% of the aggregate principal amount of the notes issued under the indenture at a redemption price equal to 106.25%, plus accrued and unpaid interest thereon. If the Company undergoes a change of control, it must offer to repurchase the Senior Notes due 2019 at 101% of the principal amount, plus accrued and unpaid interest. The Senior Notes due 2019 are not guaranteed by any of the Company’s subsidiaries.
We used the net proceeds of the private placement for general corporate purposes, including the purchase of aviation assets.
2012 Revolving Credit Facility
On December 19, 2012, the Company entered into a three-year $150,000 senior unsecured revolving credit facility with a group of banks (the “2012 Revolving Credit Facility”) which replaced the 2010 Revolving Credit Facility. The 2012 Revolving Credit Facility provides loans in amounts up to $150,000 for working capital and other general corporate purposes. We have not drawn on the 2012 Revolving Credit Facility as of December 31, 2012. During the fourth quarter of 2012, we wrote-off $120 of deferred financing fees related to the 2010 Revolving Credit Facility, which is reflected in interest expense on the consolidated statement of income.
Maturities of the secured and unsecured debt financings over the next five years and thereafter are as follows:

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

2013	$281,611
2014	265,401
2015	260,770
2016	224,398
2017	769,582
Thereafter	1,796,272
Total	$3,598,034	(1)
 ______________

(1)
Included in the above table are forecasted principal payments for Securitizations No. 1 and No. 2. These forecasted payments are based on excess cash flows available from forecasted lease rentals, net maintenance funding (which is forecasted to be neutral after the first 12 months) and proceeds from asset dispositions after the payment of forecasted operating expenses and interest payments.

As of December 31, 2012, we are in compliance with all applicable covenants in our financings.

Note 7.    Shareholders’ Equity and Share Based Payment
In January 2006, the board of directors (the “Board”) and shareholders managed by affiliates of Fortress Investment Group LLC (the "Fortress Shareholders") adopted the Aircastle Investment Limited 2005 Equity and Incentive Plan, and the Board and the Fortress Shareholders approved an amendment to and restatement thereof on July 20, 2006 (as so amended and restated, the “2005 Plan”). The purpose of the 2005 Plan is to provide additional incentive to selected management employees. The 2005 Plan provides that the Company may grant (a) share options, (b) share appreciation rights, (c) awards of restricted common shares, deferred shares, performance shares, unrestricted shares or other share-based awards, or (d) any combination of the foregoing. Four million shares were reserved under the 2005 Plan, increasing by 100,000 each year beginning in 2007 through and including 2016. The 2005 Plan provides that grantees of restricted common shares will have all of the rights of shareholders, including the right to receive dividends, other than the right to sell, transfer, assign or otherwise dispose of the shares until the lapse of the restricted period. Generally, the restricted common shares vest over 3 or 5 year periods based on continued service and are being expensed on a straight line basis over the requisite service period of the awards. The terms of the grants provide for accelerated vesting under certain circumstances, including termination without cause following a change of control.
A summary of the fair value of non-vested shares for the years ended December 31, 2010, 2011 and 2012 is as follows:

Non vested Shares	Shares (in 000’s)	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2010	1,678.2	$12.73
Granted	205.1	10.14
Cancelled	(7.1)	9.62
Vested	(712.5)	14.15
Non-vested at December 31, 2010	1,163.7	11.42
Granted	311.9	12.95
Cancelled	(6.5)	9.81
Vested	(526.3)	14.10
Non-vested at December 31, 2011	942.8	10.44
Granted	241.0	13.26
Cancelled	(110.8)	10.56
Vested	(511.8)	10.28
Non-vested at December 31, 2012	561.2	$12.21
The fair value of the restricted common shares granted in 2010, 2011 and 2012 were determined based upon the market price of the shares at the grant date.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The total unrecognized compensation cost, adjusted for estimated forfeitures, related to all non-vested shares as of December 31, 2012, in the amount of $3,151, is expected to be recognized over a weighted average period of 1.59 years.
On May 24, 2012, the Company's Board of Directors authorized the repurchase of up to $50,000 of the Company's common shares.  Under the program, the Company may purchase its common shares from time to time in the open market or in privately negotiated transactions.  In August 2012, we repurchased 2,500,002 common shares from affiliates of the Fortress Investment Group LLC at a total cost of $28,500 under the repurchase program and we paid no commissions on this transaction.
On November 5, 2012, the Company's Board of Directors authorized an increase in the Company's share repurchase program by up to an additional $28,500 of its common shares, bringing the total back up to $50,000 of its common shares in the aggregate. During the fourth quarter of 2012, we repurchased an additional 936,500 common shares at a total cost of $11,421 including commissions.

In addition, as of February 14, 2013, we repurchased an additional 679,292 common shares at an aggregate cost of $8,579, including commissions during 2013. Accordingly, as of February 14, 2013, under this program we have repurchased a total of 1,615,792 common shares at a total cost of $20,000 including commissions, at an average price per share of $12.38, and the remaining dollar value of common shares that may be purchased under the program is $30,000.

Note 8.    Dividends
The following table sets forth the quarterly dividends declared by our Board of Directors for the three years ended December 31, 2012:

Declaration Date	Dividend per Common Share	Aggregate Dividend Amount	Record Date	Payment Date
December 14, 2009	$0.100	$7,955	December 31, 2009	January 15, 2010
March 12, 2010	$0.100	$7,951	March 31, 2010	April 15, 2010
May 25, 2010	$0.100	$7,947	June 30, 2010	July 15, 2010
September 21, 2010	$0.100	$7,947	September 30, 2010	October 15, 2010
December 6, 2010	$0.100	$7,964	December 31, 2010	January 14, 2011
March 8, 2011	$0.100	$7,857	March 31, 2011	April 15, 2011
June 27, 2011	$0.125	$9,364	July 7, 2011	July 15, 2011
September 14, 2011	$0.125	$9,035	September 30, 2011	October 14, 2011
November 7, 2011	$0.150	$10,839	November 30, 2011	December 15, 2011
February 17, 2012	$0.150	$10,865	February 29, 2012	March 15, 2012
May 2, 2012	$0.150	$10,847	May 31, 2012	June 15, 2012
August 1, 2012	$0.150	$10,464	August 31, 2012	September 14, 2012
November 5, 2012	$0.165	$11,493	November 30, 2012	December 14, 2012

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

	Year Ended December 31,
	2010	2011	2012
Weighted-average shares:
Common shares outstanding	78,488,031	74,686,150	70,716,963
Restricted common shares	1,118,542	956,433	587,813
Total weighted-average shares	79,606,573	75,642,583	71,304,776

	Year Ended December 31,
	2010	2011	2012
Percentage of weighted-average shares:
Common shares outstanding	98.59%	98.74%	99.18%
Restricted common shares	1.41%	1.26%	0.82%
Total	100.00%	100.00%	100.00%
The calculations of both basic and diluted earnings per share for the years ended December 31, 2010, 2011 and 2012 are as follows:

	Year Ended December 31,
	2010		2011		2012
Earnings per common share — Basic:
Income from continuing operations	$65,816		$124,270		$32,868
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(925)		(1,571)		(271)
Income from continuing operations available to common shareholders — Basic	$64,891		$122,699		$32,597

Weighted-average common shares outstanding — Basic	78,488,031		74,686,150		70,716,963

Net income per common share — Basic	$0.83		$1.64		$0.46

Earnings per common share — Diluted:
Income from continuing operations	$65,816		$124,270		$32,868
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(925)		(1,571)		(271)
Income from continuing operations available to common shareholders — Basic	$64,891		$122,699		$32,597

Weighted-average common shares outstanding — Basic	78,488,031		74,686,150		70,716,963
Effect of diluted shares	—	(b)	—	(b)	—	(b)
Weighted-average common shares outstanding — Diluted	78,488,031		74,686,150		70,716,963

Net income per common share — Diluted	$0.83		$1.64		$0.46
 _____________

(a)
For the years ended December 31, 2010, 2011 and 2012, distributed and undistributed earnings to restricted shares is 1.41%, 1.26% and 0.82%, respectively, of net income. The amount of restricted share forfeitures for all periods present is immaterial to the allocation of distributed and undistributed earnings.

(b)	For the years ended December 31, 2010, 2011 and 2012, we have no dilutive shares.

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
The sources of income from continuing operations before income taxes for the years ended December 31, 2010, 2011 and 2012 were as follows:

	Year Ended December 31,
	2010	2011	2012
U.S. operations	$1,661	$1,551	$2,016
Non-U.S. operations	70,751	130,551	38,697
Income from continuing operations before income taxes	$72,412	$132,102	$40,713
The components of the income tax provision from continuing operations for the year ended December 31, 2010,
2011 and 2012 consisted of the following:

	Year Ended December 31,
	2010	2011	2012
Current:
United States:
Federal	$1,874	$643	$148
State	48	75	131
Non-U.S	947	1,499	738
Current income tax provision	2,869	2,217	1,017
Deferred:
United States:
Federal	712	982	2,201
State	161	355	409
Non-U.S	2,854	4,278	4,218
Deferred income tax provision (benefit)	3,727	5,615	6,828
Total	$6,596	$7,832	$7,845
Significant components of the Company’s deferred tax assets and liabilities at December 31, 2010, 2011 and 2012 consisted of the following:

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2010	2011	2012
Deferred tax assets:
Non-cash share based payments	$2,148	$1,420	$1,180
Net operating loss carry forwards	6,708	18,213	19,427
Interest rate derivatives	2,789	1,931	1,345
Other	260	472	255
Total deferred tax assets	11,905	22,036	22,207
Deferred tax liabilities:
Accelerated depreciation	(23,468)	(39,462)	(46,551)
Other	(646)	(948)	(1,666)
Total deferred tax liabilities	(24,114)	(40,410)	(48,217)
Net deferred tax liabilities	$(12,209)	$(18,374)	$(26,010)
The Company had approximately $5,754 of net operating loss (“NOL”) carry forwards available at December 31, 2012 to offset future taxable income subject to U.S. graduated tax rates. If not utilized, these carry forwards begin to expire in 2029. The Company also had NOL carry forwards of $367,842 with no expiration date to offset future Irish and Mauritius taxable income. Deferred tax assets and liabilities are included in other assets and accounts payable and accrued liabilities, respectively, in the accompanying consolidated balance sheets. The increase in the NOL carry forwards from 2010 to 2011 is primarily attributable to tax depreciation claimed in Mauritius, where 100% of the asset is allowed to be depreciated in the year placed in service.
We do not expect to incur income taxes on future distributions of undistributed earnings of non-U.S. subsidiaries and, accordingly, no deferred income taxes have been provided for the distributions of such earnings. As of December 31, 2012 we have elected to permanently reinvest our accumulated undistributed U.S. earnings of $11,260. Accordingly, no U.S. withholding taxes have been provided. Withholding tax of $3,378 would be due if such earnings were remitted.
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
Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income from continuing operations at December 31, 2010, 2011 and 2012 consisted of the following:

	Year Ended December 31,
	2010	2011	2012
Notional U.S. federal income tax expense at the statutory rate:	$25,344	$46,236	$14,250
U.S. state and local income tax, net	121	92	140
Non-U.S. operations:
Bermuda	(12,971)	(29,105)	2,764
Ireland	(6,891)	(7,907)	(5,368)
Other low tax jurisdictions	(47)	(2,090)	(4,189)
Non-deductible expenses in the U.S.	1,187	847	281
Other	(147)	(241)	(33)
Provision for income taxes	$6,596	$7,832	$7,845
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

Note 11.    Interest, Net
The following table shows the components of interest, net for the years ended December 31, 2010, 2011 and 2012:

	Year Ended December 31,
	2010	2011	2012
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$153,064	$172,798	$178,601
Hedge ineffectiveness losses (gains)	5,039	(101)	2,893
Amortization related to deferred losses	9,634	23,078	30,777
Amortization of deferred financing fees	15,065	15,271	12,449
Interest Expense	182,802	211,046	224,720
Less interest income	(413)	(390)	(597)
Less capitalized interest	(4,127)	(6,506)	(1,315)
Interest, net	$178,262	$204,150	$222,808

Note 12.    Commitments and Contingencies
Rent expense, primarily for the corporate office and sales and marketing facilities, was approximately $1,135, $1,163 and $955 for the years ended December 31, 2010, 2011 and 2012, respectively.
As of December 31, 2012, Aircastle is obligated under non-cancelable operating leases relating principally to office facilities in Stamford, Connecticut; Dublin, Ireland; and Singapore for future minimum lease payments as follows:

December 31,	Amount
2013	$1,095
2014	1,133
2015	1,142
2016	951
2017	736
Thereafter	3,897
Total	$8,954
At December 31, 2012, we had no commitments to acquire, convert and/or modify aircraft.

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
We held the following interest rate derivatives as of December 31, 2012:

	Derivative Liabilities
Hedged Item	Current Notional Amount	Effective Date	Maturity Date	Future Maximum Notional Amount	Floating Rate	Fixed Rate	Balance Sheet Location	Fair Value
Interest rate derivatives designated as cash flow hedges:
Securitization No. 1(1)	$240,004	Jun-06	Jun-16	$240,004	1M LIBOR + 0.27%	5.78%	Fair value of derivative liabilities	$36,074
Securitization No. 2	585,828	Jun-12	Jun-17	585,828	1M LIBOR	1.26% to 1.28%	Fair value of derivative liabilities	11,702
Total interest rate derivatives designated as cash flow hedges	825,832			825,832				47,776

Interest rate derivatives not designated as cash flow hedges:
Securitization No. 1(1)	94,471	Jun-06	Jun-16	94,471	1M LIBOR + 0.27%	5.78%	Fair value of derivative liabilities	14,202
Total interest rate derivatives not designated as cash flow hedges	94,471			94,471				14,202

Total interest rate derivative liabilities	$920,303			$920,303				$61,978
___________
(1) One of the interest rate derivatives hedging Securitization No. 1 was de-designated on December 28, 2012. The effective portion of the loss of $32,246 remained in other comprehensive loss on our consolidated balance sheet and will amortize into interest expense using the interest rate method. We re-designated 65% of the hedge notional or $175,445 with a fair value of $26,371 on December 28, 2012. The change in the undesignated 35% of the hedge notional or $94,471 with a fair value of $14,200 as of December 28, 2012 will be recorded in other income (loss) on our consolidated statement of income.

In connection with the repayment of Term Financing No. 1, two interest rate derivatives hedging the facility were terminated on April 4, 2012 resulting in a net deferred loss of $50,429 which is being amortized into interest expense using the interest rate method.
The weighted average interest pay rates of these derivatives at December 31, 2010, 2011 and 2012 were 5.01%, 5.03% and 2.91%, respectively.
For the year ended December 31, 2012, the amount of loss reclassified from accumulated other comprehensive income (“OCI”) into interest expense related to net interest settlements on active interest rate derivatives was $46,469. The amount of loss expected to be reclassified from OCI into interest expense over the next 12 months related to net interest settlements on active interest rate derivatives is $17,491.
Our interest rate derivatives involve counterparty credit risk. As of December 31, 2012, our interest rate derivatives are held with the following counterparties: JP Morgan Chase Bank NA, Citibank Canada NA and Wells Fargo Bank NA. All of our counterparties or guarantors of these counterparties are considered investment grade (senior unsecured ratings of Baa2 or above) by Moody’s Investors Service. All are also considered investment grade (long-term foreign issuer ratings of A- or above) by Standard and Poor’s, except HSH Nordbank AG, which is not rated. We do not anticipate that any of these counterparties will fail to meet their obligations.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

In addition to the derivative liability above, another component of the fair value of our interest rate derivatives is accrued interest. As of December 31, 2012, accrued interest payable included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheet was $1,062 related to interest rate derivatives designated as cash flow hedges and $56 related to interest rate derivatives not designated as cash flow hedges.
Following is the effect of interest rate derivatives on the statement of financial performance for the year ended December 31, 2012:

Effective Portion				Ineffective Portion
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative(a)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income(b)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative(c)
Interest rate derivatives	$(14,921)	Interest expense	$(76,312)	Interest expense	$(5,123)
 ______________

(a)
This represents the change in fair market value of our interest rate derivatives since year end, net of taxes, offset by the amount of actual cash paid related to the net settlements of the interest rate derivatives for each of the twelve months ended December 31, 2012.

(b)
This represents the amount of actual cash paid, net of taxes, related to the net settlements of the interest rate derivatives for each of the twelve months ended December 31, 2012 plus any effective amortization of net deferred interest rate derivative losses.

(c)	This represents both realized and unrealized ineffectiveness incurred during the twelve months ended December 31, 2012.

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain or (Loss) Recognized in Income On Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate derivatives	Other income (expense)	$597
On an ongoing basis, terminated swap notionals are evaluated against debt forecasts. To the extent that interest payments are deemed remote to occur, deferred gains or losses are accelerated into interest expense as applicable.
For the year ended December 31, 2012, the amount of deferred net loss reclassified from OCI into interest expense related to our terminated interest rate derivatives was $30,676. The amount of deferred net loss expected to be reclassified from OCI into interest expense over the next 12 months related to our terminated interest rate derivatives is $29,187, of which $17,843 relates to Term Financing No. 1 interest rate derivatives terminated in 2012, $2,551 relates to Term Financing No. 1 derivatives terminated in 2008, $7,918 relates to ECA Term Financings for New A330 Aircraft and $875 relates to other financings.
For the year ended December 31, 2012, the amount of deferred loss reclassified from OCI into interest expense related to our designated interest rate derivative was $101. The amount of deferred loss expected to be reclassified from OCI into interest expense over the next 12 months related to our designated interest rate derivative under our Securitization No. 1 is $9,592.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table summarizes amounts charged directly to the consolidated statement of income for the years ended December 31, 2010, 2011, and 2012 related to our interest rate derivative contracts:

	Year Ended December 31,
	2010	2011	2012
Interest Expense:
Hedge ineffectiveness losses (gains)	$5,039	$(101)	$2,893
Amortization:
Accelerated amortization of deferred losses(1)	766	8,508	—
Amortization of loss of designated interest rate derivative	—	—	101
Amortization of deferred (gains) losses	8,868	14,570	30,676
Total Amortization	9,634	23,078	30,777
Total charged to interest expense	$14,673	$22,977	$33,670

Other Income (Expense):
Mark to market gains (losses) on undesignated hedges	$(860)	$(848)	$(597)
Total charged to other income (expense)	$(860)	$(848)	$(597)
 _____________

(1)	For the year ended December, 2011, includes accelerated amortization of deferred hedge losses in the amount of $8,501 related to three aircraft sold in 2011.

Note 14.    Other Assets
The following table describes the principal components of other assets on our consolidated balance sheet as of:

	December 31,
	2011	2012
Debt investments	$—	$40,388
Deferred debt issuance costs, net of amortization of $55,173 and $54,146, respectively	35,960	55,087
Deferred federal income tax asset	22,036	22,207
Lease incentives and lease premiums, net of amortization of $19,294 and $26,902, respectively	20,490	62,822
Other assets	11,561	6,129
Total other assets	$90,047	$186,633

Note 15.    Accounts Payable, Accrued Expenses and Other Liabilities
The following table describes the principal components of accounts payable, accrued expenses and other liabilities recorded on our consolidated balance sheet as of:

	December 31,
	2011	2012
Accounts payable and accrued expenses	$34,931	$21,507
Deferred federal income tax liability	40,410	48,217
Accrued interest payable	27,849	38,273
Lease discounts, net of amortization of $30,830 and $7,328 respectively	2,242	596
Total accounts payable, accrued expenses and other liabilities	$105,432	$108,593

Note 16.    Quarterly Financial Data (Unaudited)
Quarterly results of our operations for the years ended December 31, 2011 and 2012 are summarized below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Revenues	$157,914	$148,838	$141,507	$156,938
Net income	$42,677	$23,309	$22,665	$35,619
Basic earnings per share:
Net income	$0.54	$0.30	$0.31	$0.49
Diluted earnings per share:
Net income	$0.54	$0.30	$0.31	$0.49

2012
Revenues	$164,915	$172,181	$172,866	$176,610
Net income (loss)	$32,602	$16,324	$(45,847)	$29,789
Basic earnings per share:
Net income (loss)	$0.45	$0.23	$(0.65)	$0.43
Diluted earnings per share:
Net income (loss)	$0.45	$0.23	$(0.65)	$0.43
The sum of the quarterly earnings per share amounts may not equal the annual amount reported since per share amounts are computed independently for each period presented.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Aircastle Limited has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 22, 2013

Aircastle Limited
By:	/s/ Ron Wainshal
Ron Wainshal
Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Aircastle Limited and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Ron Wainshal	Chief Executive Officer and Director	February 22, 2013
Ron Wainshal

/s/ Michael Inglese	Chief Financial Officer	February 22, 2013
Michael Inglese

/s/ Aaron Dahlke	Chief Accounting Officer	February 22, 2013
Aaron Dahlke

/s/ Peter V. Ueberroth	Chairman of the Board	February 22, 2013
Peter V. Ueberroth

/s/ Ronald W. Allen	Director	February 22, 2013
Ronald W. Allen

/s/ Giovanni Bisignani	Director	February 22, 2013
Giovanni Bisignani

/s/ Douglas A. Hacker	Director	February 22, 2013
Douglas A. Hacker

/s/ Ronald L. Merriman	Director	February 22, 2013
Ronald L. Merriman

/s/ Charles W. Pollard	Director	February 22, 2013
Charles W. Pollard

S -1