Form 10-Q
period 2013-03-31
Aircastle LTD
filed 2013-05-02
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________
FORM 10-Q
 _______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑
As of April 24, 2013, there were 68,460,299 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries
Form 10-Q

PART I. — FINANCIAL INFORMATION
Item 1.        Financial Statements
Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31, 2012	March 31, 2013
		(Unaudited)
ASSETS
Cash and cash equivalents	$618,217	$693,303
Accounts receivable	5,625	3,759
Restricted cash and cash equivalents	111,942	108,423
Restricted liquidity facility collateral	107,000	107,000
Flight equipment held for lease, net of accumulated depreciation of $1,305,064 and $1,307,959	4,662,661	4,544,773
Net investment in finance leases	119,951	129,701
Other assets	186,764	169,373
Total assets	$5,812,160	$5,756,332

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings (including borrowings of ACS Ireland VIEs of $207,926 and $196,207, respectively)	$1,848,034	$1,765,353
Borrowings from unsecured financings	1,750,642	1,750,613
Accounts payable, accrued expenses and other liabilities	108,593	113,949
Lease rentals received in advance	53,189	50,287
Liquidity facility	107,000	107,000
Security deposits	87,707	91,953
Maintenance payments	379,391	388,182
Fair value of derivative liabilities	61,978	56,947
Total liabilities	4,396,534	4,324,284

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $.01 par value, 50,000,000 shares authorized, no shares issued and outstanding
Common shares, $.01 par value, 250,000,000 shares authorized, 68,639,729 shares issued and outstanding at December 31, 2012; and 68,280,299 shares issued and outstanding at March 31, 2013	686	683
Additional paid-in capital	1,360,555	1,353,084
Retained earnings	180,675	192,471
Accumulated other comprehensive loss	(126,290)	(114,190)
Total shareholders’ equity	1,415,626	1,432,048
Total liabilities and shareholders’ equity	$5,812,160	$5,756,332

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2012	2013
Revenues:
Lease rental revenue	$152,242	$156,590
Finance lease revenue	—	3,884
Amortization of lease premiums, discounts and lease incentives	(1,598)	(7,081)
Maintenance revenue	12,647	16,866
Total lease revenue	163,291	170,259
Other revenue	1,624	5,930
Total revenues	164,915	176,189

Expenses:
Depreciation	64,514	69,900
Interest, net	48,981	59,152
Selling, general and administrative (including non-cash share based payment expense of $1,176 and $811 for the three months ended March 31, 2012 and 2013, respectively)	13,198	13,285
Impairment of Aircraft	—	6,199
Maintenance and other costs	2,774	3,412
Total expenses	129,467	151,948

Other income (expense):
Gain on sale of flight equipment	196	1,192
Other	(113)	1,215
Total other income (expense)	83	2,407

Income from continuing operations before income taxes	35,531	26,648
Income tax provision	2,929	3,584
Net income	$32,602	$23,064

Earnings per common share — Basic:
Net income per share	$0.45	$0.34

Earnings per common share — Diluted:
Net income per share	$0.45	$0.34

Dividends declared per share	$0.15	$0.165

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2013

Net income	$32,602	$23,064
Other comprehensive income, net of tax:
Net change in fair value of derivatives, net of tax expense of $289 and $118 for the three months ended, March 31, 2012 and 2013, respectively	16,483	3,826
Net derivative loss reclassified into earnings	4,071	8,274
Other comprehensive income	20,554	12,100
Total comprehensive income	$53,156	$35,164

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2013
Cash flows from operating activities:
Net income	$32,602	$23,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	64,514	69,900
Amortization of deferred financing costs	2,716	2,435
Amortization of net lease discounts and lease incentives	1,598	7,081
Deferred income taxes	1,377	2,194
Non-cash share based payment expense	1,176	811
Cash flow hedges reclassified into earnings	4,071	8,274
Ineffective portion of cash flow hedges	(1,519)	128
Security deposits and maintenance payments included in earnings	(12,722)	(23,259)
Gain on sale of flight equipment	(196)	(1,192)
Impairment of aircraft	—	6,199
Other	57	(2,901)
Changes in certain assets and liabilities:
Accounts receivable	(3,396)	1,866
Restricted cash and cash equivalents related to operating activities	700	—
Other assets	(1,886)	(95)
Accounts payable, accrued expenses and other liabilities	(15,338)	1,144
Lease rentals received in advance	(788)	(2,902)
Net cash provided by operating activities	72,966	92,747
Cash flows from investing activities:
Acquisition and improvement of flight equipment and lease incentives	(48,449)	(4,157)
Proceeds from sale of flight equipment	2,500	19,750
Restricted cash and cash equivalents related to sale of flight equipment	35,762	700
Aircraft purchase deposits and progress payments	(16,518)	(3,869)
Net investment in finance leases	—	(11,595)
Collections on finance leases	—	1,845
Purchase of debt investment	(43,626)	—
Principal repayments on debt investment	—	42,001
Other	(40)	(695)
Net cash used in investing activities	(70,371)	43,980
Cash flows from financing activities:
Repurchase of shares	(1,469)	(7,940)
Securitization and term debt financing repayments	(63,257)	(82,681)
Deferred financing costs	(271)	(441)
Restricted secured liquidity facility collateral	2,700	—
Secured liquidity facility collateral	(2,700)	—
Restricted cash and cash equivalents related to financing activities	25,684	2,819
Security deposits received	1,985	11,349
Security deposits returned	(1,495)	(425)
Maintenance payments received	30,275	34,142
Maintenance payments returned	(22,034)	(7,196)
Dividends paid	(10,865)	(11,268)
Net cash (used in) provided by financing activities	(41,447)	(61,641)
Net increase (decrease) in cash and cash equivalents	(38,852)	75,086
Cash and cash equivalents at beginning of period	295,522	618,217
Cash and cash equivalents at end of period	$256,670	$693,303
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$55,233	$37,352
Cash paid for income taxes	$1,432	$344
Supplemental disclosures of non-cash investing activities:
Purchase deposits, advance lease rentals and security deposits assumed in asset acquisitions	$1,138	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2013

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
The accompanying consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting and, in our opinion, reflect all adjustments, including normal recurring items, which are necessary to present fairly the results for interim periods. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with US GAAP have been omitted in accordance with the rules and regulations of the SEC; however, we believe that the disclosures are adequate to make information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure since the balance sheet date of March 31, 2013 through the date on which the consolidated financial statements included in this Form 10-Q were issued.

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
Effective January 1, 2013, the Company adopted Financial Accounting Standards Board (the "FASB") Accounting Standards Update ("ASU") 2013-02 (“ASU 2013-02”) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires that companies present reclassification adjustments for each component of accumulated other comprehensive income (“AOCI”) either on the face of the financial statements or in the notes, provided that all required information is presented in a single location. ASU 2013-02 is effective for interim and annual reporting periods beginning after December 15, 2012 and should be applied prospectively. The adoption of ASU 2013-02 did not have a material impact on the Company's consolidated financial statements.
Effective January 1, 2013, the Company adopted ASU 2011-11 (“ASU 2011-11”) Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities. This ASU requires that companies disclose information to enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on its financial position. ASU 2011-11 is effective for interim and annual reporting periods beginning on or after January 1, 2013 and should be applied retrospectively for all

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2013

periods presented on the balance sheet. The adoption of ASU 2011-11 did not have a material impact on the Company's consolidated financial statements.

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

Proposed Accounting Pronouncements
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
March 31, 2013

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
The following tables set forth our financial assets and liabilities as of December 31, 2012 and March 31, 2013 that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

		Fair Value Measurements at December 31, 2012 Using Fair Value Hierarchy
	Fair Value as of December 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$618,217	$618,217	$—	$—	Market
Restricted cash and cash equivalents	111,942	111,942	—	—	Market
Debt investments	$40,388	—	—	$40,388	Income
Total	$770,547	$730,159	$—	$40,388

Liabilities:
Derivative liabilities	$61,978	$—	$61,978	$—	Income

		Fair Value Measurements at March 31, 2013 Using Fair Value Hierarchy
	Fair Value as of March 31, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$693,303	$693,303	$—	$—	Market
Restricted cash and cash equivalents	108,423	108,423	—	—	Market
Total	$801,726	$801,726	$—	$—

Liabilities:
Derivative liabilities	$56,947	$—	$56,947	$—	Income

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
March 31, 2013

an assessment of the risk of non-performance by the interest rate derivative counterparty in valuing derivative assets and an evaluation of the Company’s credit risk in valuing derivative liabilities.
The following tables reflect the activity for the classes of our assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 and 2013, respectively:

	Assets
	Debt Investments
	Three Months Ended March 31,	Three Months Ended March 31,
	2012	2013
Balance at beginning of period	—	40,388
Total gains/(losses), net:
Included in other revenue	—	1,613
Settlements	—	(42,001)
Balance at end of period	—	—

	Liabilities
	Derivative Liabilities
	Three Months Ended March 31,	Three Months Ended March 31,
	2012	2013
Balance at beginning of period	$(56,229)	$—
Total gains/(losses), net:
Included in other income (expense)	(113)	—
Included in interest expense	73	—
Included in other comprehensive income	5,327	—
Balance at end of period	$(50,942)	$—

For the three months ended March 31, 2012, we had no transfers into or out of Level 3 and we had no purchases, issuances, sales or settlements of Level 3 items. For the three months ended March 31, 2013, we had no transfers into or out of Level 3. We settled the debt investment during three months ended March 31, 2013.
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
During the three months ended March 31, 2013, we impaired two aircraft, one Airbus A319-100 aircraft and one Boeing 767-300ER aircraft, each of which was returned to us early by the respective lessee. The decision was made to part out these aircraft and the net book value of each was written down to the expected sale price. For these two aircraft, we recorded impairment charges totaling $6,199 and recorded maintenance revenue of $9,019 and other revenue of $764 during the three months ended March 31, 2013.
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
March 31, 2013

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
 The carrying amounts and fair values of our financial instruments at December 31, 2012 and March 31, 2013 are as follows:

	December 31, 2012		March 31, 2013
	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)
Securitizations and term debt financings	$(1,082,368)	$(962,960)	$(1,016,112)	$(908,335)
ECA term financings	(652,916)	(671,966)	(639,866)	(657,864)
Bank financings	(112,750)	(116,272)	(109,375)	(112,497)
Senior Notes	(1,750,642)	(1,905,565)	(1,750,613)	(1,961,783)
All of our financial instruments are classified as Level 2 with the exception of our Senior Notes, which are classified as Level 1.

Note 3. Lease Rental Revenues and Flight Equipment Held for Lease
Minimum future annual lease rentals contracted to be received under our existing operating leases of flight equipment at March 31, 2013 were as follows:

Year Ending December 31,	Amount
Remainder of 2013	$436,196
2014	500,121
2015	438,924
2016	380,948
2017	269,145
Thereafter	682,456
Total	$2,707,790
Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended March 31,
Region	2012	2013
Europe	43%	34%
Asia and Pacific	28%	37%
North America	12%	9%
Latin America	6%	9%
Middle East and Africa	11%	11%
Total	100%	100%
The classification of regions in the tables above and in the table and discussion below is determined based on the principal location of the lessee of each aircraft.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2013

For the three months ended March 31, 2012, one customer accounted for 10% of lease rental revenue and four additional customers accounted for a combined 26% of lease rental revenue. No other customer accounted for more than 5% of lease rental revenue.
For the three months ended March 31, 2013, one customer accounted for 6% of lease rental revenue and two additional customers accounted for a combined 12% of lease rental revenue. No other customer accounted for more than 5% of lease rental revenue.
The following table sets forth revenue attributable to individual countries representing at least 10% of total revenue (including maintenance revenue) based on each lessee’s principal place of business:

	Three Months Ended March 31,
	2012			2013
Country	Revenue	Percent of Total Revenue	Number of Lessees	Revenue	Percent of Total Revenue	Number of Lessees
China	$18,219	11%	4	$19,303	11%	4
United States	27,513	17%	5	17,919	10%	6

Geographic concentration of net book value of flight equipment (includes net book value of flight equipment held for lease, net investment in finance leases and flight equipment held for sale) was as follows:

	December 31, 2012			March 31, 2013
Region	Number of Aircraft		Net Book Value %	Number of Aircraft		Net Book Value %
Europe	68		35%	64		33%
Asia and Pacific	50		34%	51		35%
North America	17		10%	16		9%
Latin America	14		8%	13		7%
Middle East and Africa	8		12%	8		13%
Off-lease	2	(1)	1%	6	(2)	3%
Total	159		100%	158		100%

(1)	Includes one Boeing 767-300ER that was sold in the first quarter of 2013 and one Boeing 747-400BDSF aircraft for which we have a commitment for lease.

(2)
Includes one Airbus A330-200 for which we have a commitment for lease, one Airbus A319-100 for which we have a commitment for sale, one Boeing 767-300ER that was sold in the second quarter of 2013, one Boeing 747-400BDSF for which we have a commitment for lease and two Boeing 737-700 aircraft, one of which was delivered to a customer in Europe in the second quarter of 2013 and one of which is subject to a commitment for lease.

The following table sets forth net book value of flight equipment (includes net book value of flight equipment held for lease, net investment in finance leases and flight equipment held for sale) attributable to individual countries representing at least 10% of net book value of flight equipment based on each lessee’s principal place of business as of:

	December 31, 2012			March 31, 2013
Country	Net Book Value	Net Book Value %	Number of Lessees	Net Book Value	Net Book Value %	Number of Lessees
China	$515,194	11%	4	$508,695	11%	4

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2013

 At December 31, 2012 and March 31, 2013, the amounts of lease incentive liabilities recorded in maintenance payments on the consolidated balance sheets were $15,587 and $15,488, respectively.

Note 4. Net Investment in Finance Leases
At March 31, 2013, our net investment in finance leases represents six aircraft leased to a customer in Germany and four aircraft leased to two customers in the United States. The following table lists the components of our net investment in finance leases at March 31, 2013:

Amount
Total lease payments to be received	$136,151
Less: Unearned income	(73,700)
Estimated residual values of leased flight equipment (unguaranteed)	67,250
Net investment in finance leases	$129,701

At March 31, 2013, minimum future lease payments on finance leases are as follows:

Year Ending December 31,	Amount
Remainder of 2013	$18,577
2014	24,222
2015	24,222
2016	24,222
2017	23,307
2018	12,467
Thereafter	9,134
Total	$136,151

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
Aircastle is the primary beneficiary of ACS Ireland and ACS Ireland 2 (collectively, the “ACS Ireland VIEs”), as we have both the power to direct the activities of the VIEs that most significantly impact the economic performance of such VIEs and we bear the significant risk of loss and participate in gains through Class E-1 Securities. Although Aircastle has not guaranteed the ACS Ireland VIEs debt, Aircastle wholly owns the ACS Bermuda Group which has fully and unconditionally guaranteed the ACS Ireland VIEs obligations. The activity that most significantly impacts the economic

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2013

performance is the leasing of aircraft. Aircastle Advisor (Ireland) Limited (Aircastle’s wholly owned subsidiary) is the remarketing servicer and is responsible for the leasing of the aircraft. An Irish charitable trust owns 95% of the common shares of the ACS Ireland VIEs. The Irish charitable trust’s risk is limited to its annual dividend of $2 per VIE. At March 31, 2013, the assets of the two VIEs include 12 aircraft transferred into the VIEs at historical cost basis in connection with Securitization No. 1 and Securitization No. 2.
The combined assets of the ACS Ireland VIEs as of March 31, 2013 are $339,556. The combined liabilities of the ACS Ireland VIEs, net of $72,068 Class E-1 Securities held by the Company, which is eliminated in consolidation, as of March 31, 2013 are $303,786.

ECA Term Financings
Aircastle, through various subsidiaries, each of which is owned by a charitable trust (such entities, collectively the “Air Knight VIEs”), entered into eleven different twelve-year term loans, which are supported by guarantees from Compagnie Francaise d’ Assurance pour le Commerce Exterieur, (“COFACE”), the French government sponsored export credit agency (“ECA”). These loans provided for the financing for eleven new Airbus Model A330-200 aircraft. In June 2011, we repaid one of these loans from the proceeds of the sale of the related aircraft. At March 31, 2013, Aircastle had ten outstanding term loans with guarantees from COFACE. We refer to these COFACE-supported financings as “ECA Term Financings.”
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
The only assets that the Air Knight VIEs have on their books are financing leases that are eliminated in the consolidated financial statements and deferred financing costs. The related aircraft, with a net book value as of March 31, 2013 were $820,748, are included in our flight equipment held for lease. The consolidated debt outstanding of the Air Knight VIEs as of March 31, 2013 is $639,866.

Note 6. Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured term debt financings were as follows:

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2013

	At December 31, 2012	At March 31, 2013
Debt Obligation	Outstanding Borrowings	Outstanding Borrowings	Interest Rate(1)	Final Stated Maturity(2)
Secured Debt Financings:
Securitization No. 1	$309,505	$276,880	0.47%	06/20/31
Securitization No. 2	772,863	739,232	0.51%	06/14/37
ECA Term Financings	652,916	639,866	1.99% to 3.96%	12/3/21 to 11/30//24
Bank Financings	112,750	109,375	4.22% to 4.57%	9/15/15 to 10/26/17
Total secured debt financings	1,848,034	1,765,353

Unsecured Debt Financings:
Senior Notes due 2017	500,000	500,000	6.75%	04/15/17
Senior Notes due 2018	450,642	450,613	9.75%	08/01/18
Senior Notes due 2019	500,000	500,000	6.250%	12/01/19
Senior Notes due 2020	300,000	300,000	7.625%	04/15/20
2012 Revolving Credit Facility	—	—	N/A	12/19/15
Total unsecured debt financings	1,750,642	1,750,613

Total secured and unsecured debt financings	$3,598,676	$3,515,966

(1)
Reflects the floating rate in effect at the applicable reset date plus the margin for Securitization No. 1, Securitization No. 2 and one of our ECA Term Financings. All other financings have a fixed rate.

(2)	For Securitizations No. 1 and No. 2, all cash flows available after expenses and interest are applied to debt amortization.

The following securitizations include liquidity facility commitments described in the table below:

		Available Liquidity
Facility	Liquidity Facility Provider	December 31, 2012	March 31, 2013	Unused Fee	Interest Rate on any Advances
Securitization No. 1	Crédit Agricole Corporate and Investment Bank	$42,000	$42,000	0.45%	1M Libor + 1.00
Securitization No. 2	HSH Nordbank AG	65,000	65,000	0.50%	1M Libor + 0.75

As of March 31, 2013, we are in compliance with all applicable covenants in all of our financings.

Note 7. Dividends
The following table sets forth the quarterly dividends declared by our board of directors for the periods covered in this report:

Declaration Date	Dividend per Common Share	Aggregate Dividend Amount	Record Date	Payment Date
February 17, 2012	$0.150	$10,865	February 29, 2012	March 15, 2012
May 2, 2012	$0.150	$10,847	May 31, 2012	June 15, 2012
August 1, 2012	$0.150	$10,464	August 31, 2012	September 14, 2012
November 5, 2012	$0.165	$11,493	November 30, 2012	December 14, 2012
February 18, 2013	$0.165	$11,268	March 4, 2013	March 15, 2013

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2013

Note 8.  Shareholders' Equity
During January 2013, we repurchased 679,292 common shares at an aggregate cost of $8,579 including commissions. The remaining dollar value of common shares that may be purchased under the program approved by the Company's Board of Directors on November 5, 2012 is $30,000.

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

	Three Months Ended March 31,
	2012	2013
Weighted-average shares:
Common shares outstanding	71,696,939	67,896,481
Restricted common shares	630,038	492,906
Total weighted-average shares	72,326,977	68,389,387

Percentage of weighted-average shares:
Common shares outstanding	99.13%	99.28%
Restricted common shares	0.87%	0.72%
Total	100.00%	100.00%

The calculations of both basic and diluted earnings per share are as follows:

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2013

	Three Months Ended March 31,
	2012	2013
Earnings (loss) per share – Basic:
Net income (loss)	$32,602	$23,064
Less: Distributed and undistributed earnings allocated to restricted common shares (a)	(284)	(166)
Earnings (loss) available to common shareholders – Basic	$32,318	$22,898

Weighted-average common shares outstanding – Basic	71,696,939	67,896,481

Earnings (loss) per common share – Basic	$0.45	$0.34

Earnings (loss) per share – Diluted:
Net income (loss)	$32,602	$23,064
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(284)	(166)
Earnings (loss) available to common shareholders – Diluted	$32,318	$22,898

Weighted-average common shares outstanding – Basic	71,696,939	67,896,481
Effect of dilutive shares(b)	—	—
Weighted-average common shares outstanding – Diluted	71,696,939	67,896,481

Earnings (loss) per common share – Diluted	$0.45	$0.34

(a)
For the three months ended March 31, 2012 and 2013, distributed and undistributed earnings to restricted shares is 0.87% and 0.72%, respectively, of net income. The amount of restricted share forfeitures for all periods present is immaterial to the allocation of distributed and undistributed earnings.

(b)	For the three months ended March 31, 2012 and 2013, we had no dilutive shares.

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
The sources of income (loss) from continuing operations before income taxes for the three months ended March 31, 2012 and 2013 were as follows:

	Three Months Ended March 31,
	2012	2013
U.S. operations	$324	$405
Non-U.S. operations	35,207	26,243
Total	$35,531	$26,648

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
March 31, 2013

subject to federal, state and local income taxes. We also have a U.S. based subsidiary which provides management services to our non-U.S. subsidiaries and is subject to U.S. federal, state and local income taxes.
The consolidated income tax expense for the three months ended March 31, 2012 and 2013 was determined based upon estimates of the Company's consolidated effective income tax rates for the years ending December 31, 2012 and 2013, respectively.
The Company's effective tax rate for the three months ended March 31, 2012 was 8.2% compared to 13.5% for the three months ended March 31, 2013. Movements in the effective tax rates are due primarily to changes in the proportion of the Company's earnings in taxable and non-tax jurisdictions. Because the geographic mix of pre-tax profits and losses in interim periods may not be reflective of full year results, this distorts our interim period effective tax rate.
Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income consisted of the following:

	Three Months Ended March 31,
	2012	2013
Notional U.S. federal income tax expense (benefit) at the statutory rate	$12,436	$9,327
U.S. state and local income tax, net	24	34
Non-U.S. operations:
Bermuda	(8,632)	(3,876)
Ireland	(30)	(901)
Other	(920)	(1,094)
Non-deductible expenses in the U.S.	55	102
Other	(4)	(7)
Income tax provision (benefit)	$2,929	$3,585

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2013

Note 11. Interest, Net
The following table shows the components of interest, net:

	Three Months Ended March 31,
	2012	2013
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$44,969	$48,591
Hedge ineffectiveness (gains) losses	(1,519)	128
Amortization of interest rate derivatives related to deferred losses	4,071	8,274
Amortization of deferred financing fees	2,716	2,435
Interest Expense	50,237	59,428
Less interest income	(171)	(276)
Less capitalized interest	(1,085)	—
Interest, net	$48,981	$59,152

Note 12. Commitments and Contingencies
At March 31, 2013, we had commitments to acquire five aircraft during the remainder of 2013 for $210,400.

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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2013

We held the following interest rate derivatives as of March 31, 2013:

	Derivative Liabilities
Hedged Item	Current Notional Amount	Effective Date	Maturity Date	Future Maximum Notional Amount	Floating Rate	Fixed Rate	Balance Sheet Location	Fair Value
Interest rate derivatives designated as cash flow hedges:
Securitization No. 1	$233,605	Jun-06	Jun-16	$233,605	1M LIBOR + 0.27%	5.78%	Fair value of derivative liabilities	$33,397
Securitization No. 2	560,999	Jun-12	Jun-17	560,999	1M LIBOR	1.26% to 1.28%	Fair value of derivative liabilities	10,404
Total interest rate derivatives designated as cash flow hedges	$794,604			$794,604				$43,801

Interest rate derivatives not designated as cash flow hedges:
Securitization No. 1	91,951	Jun-06	Jun-16	91,951	1M LIBOR + 0.27%	5.78%	Fair value of derivative liabilities	13,146
Total interest rate derivatives not designated as cash flow hedges	91,951			91,951				13,146

Total interest rate derivative liabilities	$886,555			$886,555				$56,947

The weighted average interest pay rates of these derivatives at December 31, 2012 and March 31, 2013 were 2.91% and 2.93%, respectively.
For the three months ended March 31, 2013, the amount of loss reclassified from accumulated other comprehensive income (“OCI”) into interest expense related to net interest settlements on active interest rate derivatives was $4,676. The amount of loss expected to be reclassified from OCI into interest expense over the next 12 months related to net interest settlements on active interest rate derivatives is $16,975.
Our interest rate derivatives involve counterparty credit risk. As of March 31, 2013, our interest rate derivatives are held with the following counterparties: JP Morgan Chase Bank NA, Citibank Canada NA, and Wells Fargo Bank NA. All of our counterparties or guarantors of these counterparties are considered investment grade (senior unsecured ratings of Baa2 or above) by Moody’s Investors Service. All are also considered investment grade (long-term foreign issuer ratings of A- or above) by Standard and Poor’s. We do not anticipate that any of these counterparties will fail to meet their obligations.
In addition to the derivative liability above, another component of the fair value of our interest rate derivatives is accrued interest. As of March 31, 2013, accrued interest payable included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheet was $985 related to interest rate derivatives designated as cash flow hedges and $230 related to interest rate derivatives not designated as cash flow hedges.
Following is the effect of interest rate derivatives on the statement of financial performance for the three months ended March 31, 2013:

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2013

Effective Portion				Ineffective Portion
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (a)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (b)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative (c)
Interest rate derivatives	$(725)	Interest expense	$(12,825)	Interest expense	$(128)

(a)
This represents the change in fair market value of our interest rate derivatives since year end, net of taxes, offset by the amount of actual cash paid related to the net settlements of the interest rate derivatives for the three months ended March 31, 2013.

(b)
This represents the amount of actual cash paid, net of taxes, related to the net settlements of the interest rate derivatives for the three months ended March 31, 2013 plus any effective amortization of net deferred interest rate derivative losses.

(c)	This represents both realized and unrealized ineffectiveness incurred during the three months ended March 31, 2013.

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain or (Loss) Recognized in Income On Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate derivatives	Other income (expense)	$1,215
On an ongoing basis, terminated swap notionals are evaluated against debt forecasts. To the extent that interest payments are deemed remote to occur, deferred gains or losses are accelerated into interest expense as applicable.
For the three months ended March 31, 2013, the amount of deferred net loss reclassified from OCI into interest expense related to our terminated interest rate derivatives was $7,933. The amount of deferred net loss expected to be reclassified from OCI into interest expense over the next 12 months related to our terminated interest rate derivatives is $27,759 of which $17,663 relates to Term Financing No. 1 interest rate derivatives terminated in 2012, $1,608 relates to Term Financing No. 1 derivatives terminated in 2008, $7,262 relates to ECA Term Financings for New A330 Aircraft and $1,227 relates to other financings.

For the three months ended March 31, 2013, the amount of effective deferred loss reclassified from OCI into interest expense related to our undesignated active interest rate derivative was $341. The amount of effective deferred loss expected to be reclassified from OCI into interest expense over the next 12 months related to our undesignated active interest rate derivative under our Securitization No. 1 is $1,678.
The following table summarizes amounts charged directly to the consolidated statement of income for the three months ended March 31, 2012 and 2013, respectively, related to our interest rate derivatives:

	Three Months Ended March 31,
	2012	2013
Interest Expense:
Hedge ineffectiveness (gains) losses	$(1,519)	$128
Amortization:
Amortization of loss of designated interest rate derivative	—	341
Amortization of deferred losses	4,071	7,933
Total Amortization	4,071	8,274
Total charged to interest expense	$2,552	$8,402

Other Income (Expense):
Mark to market (losses) gains on undesignated interest rate derivatives	$(113)	$1,215
Total charged to other income (expense)	$(113)	$1,215

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2013

Note 14. Other Assets
The following table describes the principal components of other assets on our consolidated balance sheet as of:

	December 31, 2012	March 31, 2013
Debt investments	$40,388	$—
Deferred debt issuance costs, net of amortization of $54,146 and $56,609, respectively	55,087	53,065
Deferred federal income tax asset	22,207	21,954
Lease incentives and lease premiums, net of amortization of $26,902 and $29,250, respectively	62,822	60,716
Flight equipment held for sale	—	18,650
Other assets	6,260	14,988
Total other assets	$186,764	$169,373

Note 15. Accounts Payable, Accrued Expenses and Other Liabilities
The following table describes the principal components of accounts payable, accrued expenses and other liabilities recorded on our consolidated balance sheet as of:

	December 31, 2012	March 31, 2013
Accounts payable and accrued expenses	$21,507	$13,462
Deferred federal income tax liability	48,217	50,275
Accrued interest payable	38,273	49,538
Lease discounts, net of amortization of $7,328 and $7,546 respectively	596	674
Total accounts payable, accrued expenses and other liabilities	$108,593	$113,949

Note 16. Accumulated Other Comprehensive Income
The following table describes the principal components of accumulated other comprehensive income recorded on our consolidated balance sheet as of:

Changes in accumulated other comprehensive income by component(a)	March 31, 2013
Beginning balance	$(126,290)

Amount recognized in other comprehensive income on derivatives, net of tax of $6	(725)
Amounts reclassified from accumulated other comprehensive income into income, net of tax of $125	12,825
Net current period other comprehensive income	12,100

Ending balance	$(114,190)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2013

Reclassifications from accumulated other comprehensive income(a)	March 31, 2013

Losses on cash flow hedges
Amount of effective amortization of net deferred interest rate derivative losses(b)	8,274
Effective amount of net settlements of interest rate derivatives, net of tax of $125(b)	4,551
Amount of loss reclassified from accumulated other comprehensive income into income(c)	12,825

(a) All amounts are net of tax.
(b) Included in interest expense.
(c) This represents the effective amounts of actual cash paid related to the net settlements of the interest rate derivatives plus any effective amortization of net deferred interest rate derivative losses (see Note 13. - Derivatives).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks, uncertainties and assumptions. You should read the following discussion in conjunction with our historical consolidated financial statements and the notes thereto appearing elsewhere in this report. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those described under “Risk Factors” and included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (the “SEC”). Please see “Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995” for a discussion of the uncertainties, risks and assumptions associated with these statements. Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or US GAAP, and, unless otherwise indicated, the other financial information contained in this report has also been prepared in accordance with US GAAP. Unless otherwise indicated, all references to “dollars” and “$” in this report are to, and all monetary amounts in this report are presented in, U.S. dollars.
Certain items in this Quarterly Report on Form 10-Q (this “report”), and other information we provide from time to time, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not necessarily limited to, statements relating to our ability to acquire, sell, lease or finance aircraft, raise capital, pay dividends, and increase revenues, earnings, EBITDA, Adjusted EBITDA and Adjusted Net Income and the global aviation industry and aircraft leasing sector. Words such as “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “may,” “will,” “would,” “could,” “should,” “seeks,” “estimates” and variations on these words and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements; Aircastle can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any forward-looking statements contained in this report. Factors that could have a material adverse effect on our operations and future prospects or that could cause actual results to differ materially from Aircastle expectations include, but are not limited to, capital markets disruption or volatility which could adversely affect our continued ability to obtain additional capital to finance new investments or our working capital needs; government fiscal or tax policies, general economic and business conditions or other factors affecting demand for aircraft or aircraft values and lease rates; our continued ability to obtain favorable tax treatment in Bermuda, Ireland and other jurisdictions; our ability to pay dividends; high or volatile fuel prices, lack of access to capital, reduced load factors and/or reduced yields, operational disruptions caused by political unrest in North Africa, the Middle East or elsewhere, and other factors affecting the creditworthiness of our airline customers and their ability to continue to perform their obligations under our leases; termination payments on our interest rate hedges; and other risks detailed from time to time in Aircastle’s filings with the SEC, including as previously disclosed in Aircastle’s 2012 Annual Report on Form 10-K, and elsewhere in this report. In addition, new risks and uncertainties emerge from time to time, and it is not possible for Aircastle to predict or assess the impact of every factor that may cause its actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this report. Aircastle Limited expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

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

OVERVIEW
We acquire, lease, and sell high-utility commercial jet aircraft. High-utility aircraft are generally modern, operationally efficient jets with many operators and long useful lives. As of March 31, 2013, our portfolio consisted of 158 aircraft leased to 66 lessees located in 36 countries. Our aircraft fleet is managed by an experienced team based in the United States, Ireland and Singapore. Typically, our aircraft are subject to net leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs, although in a majority of cases, we are obligated to pay a portion of specified maintenance or modification costs. From time to time, we also make investments in other aviation assets, including debt investments secured by commercial jet aircraft. Our revenues and income from continuing operations for the three months ended March 31, 2013 were $176.2 million and $23.1 million, respectively.
The commercial jet aircraft market has grown 41% over the past 10 years. For the first three months of 2013, air traffic data demonstrated improvement in the passenger markets while the air cargo markets shrank. According to the International Air Transport Association, global passenger traffic increased by 5.9% while air cargo traffic, measured in freight ton kilometers, decreased 2.3% as compared to the same period in 2012. Increasing global economic activity together with a proliferation of air travel in emerging economies has driven the long-term growth in the commercial jet aircraft market. At the same time, the share of the world's commercial jet aircraft owned by leasing companies has expanded to 40% as compared to 25% ten years ago. However, aircraft trading volumes during 2012 were low and competition for aircraft investments, particularly newer, narrow-body aircraft, increased over the past year.
The overall financial environment has improved over the past two to three years and aircraft owners have generally benefited from the low interest rate environment. Particularly strong conditions in the debt capital markets have provided select borrowers with access to such markets attractively priced, flexible financing that gives them a competitive advantage over airlines and lessors that lack similar access. Moreover, traditional asset-based financing for aircraft from banks remains limited.
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

•
Maintaining efficient access to financing from multiple sources. We finance our aircraft acquisitions using various long-term debt structures obtained through several different markets to obtain cost effective financing. In this regard, we believe having corporate credit ratings from Standard & Poor’s and Moody’s enables us to access a broader pool of capital than many of our peers, enhancing our competitiveness and ability to source attractive investment opportunities. This, in turn, will allow us to grow our business and profits.

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

•
Selling assets when attractive opportunities arise and for portfolio management purposes. We pursue asset sales as opportunities over the course of the business cycle with the aim of realizing profits and reinvesting proceeds where more accretive investments are available. We also use asset sales for portfolio management purposes such as reducing lessee specific concentrations and lowering residual value exposures to certain aircraft types and also to exit from an investment when a sale or part-out would provide the greatest expected cash flow for us.

We intend to pay quarterly dividends to our shareholders based on the company’s sustainable earnings levels; however, our ability to pay quarterly dividends will depend upon many factors, including those as previously disclosed in Aircastle’s 2012 Annual Report on Form 10-K. On February 18, 2013, our board of directors declared a regular quarterly dividend of $0.165 per common share, or an aggregate of $11.3 million, for the three months ended March 31, 2013, which was paid on March 15, 2013 to holders of record on March 4, 2013. These dividends may not be indicative of the amount of any future dividends.

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

2013 Lease Expirations and Lease Placements

•
Scheduled lease expirations - placements: We started the year with 19 aircraft having scheduled lease expirations in 2013 and we have leased, extended or sold three of these aircraft. The remaining 16 aircraft that we are marketing for lease or sale represented 4.9% of our total net book value of flight equipment (including flight equipment held for lease, net investment in finance leases and flight equipment held for sale) at March 31, 2013.

•	Other placement activity: We also placed the following aircraft since the beginning of the year:

◦	one Airbus Model A330-200 aircraft, one Boeing Model 747-400 converted freighter and one Boeing Model 737-700 aircraft for which we have lease commitments;

◦	one Boeing Model 737-700 aircraft that we placed on lease;

◦	two Boeing Model 767-300ER aircraft that we sold for part out; and

◦	one Airbus Model A319-100 aircraft for which we a have commitment for a part out sale.

2014-2017 Lease Expirations and Lease Placements
Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in the period 2014-2017 representing the percentage of our net book value of flight equipment held for lease at March 31, 2013 specified below:

•	2014: 31 aircraft, representing 14%;

•	2015: 18 aircraft, representing 7%;

•	2016: 23 aircraft, representing 10%; and

•	2017: 25 aircraft, representing 20%.

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

Acquisitions and Disposals
Thus far in 2013, we have acquired or committed to acquire ten aircraft for approximately $450 million.
During the first quarter of 2013, the aggregate sales price for flight equipment sold was $19.8 million, which resulted in a net gain of $1.2 million. We repaid debt associated with this flight equipment in the amount of $9.5 million.

The following table sets forth certain information with respect to the aircraft owned by us as of March 31, 2013:
AIRCASTLE AIRCRAFT INFORMATION (dollars in millions)

Owned Aircraft as of March 31, 2013(1)
Flight Equipment	$4,693
Unencumbered Flight Equipment	2,059
Number of Aircraft	158
Number of Unencumbered Aircraft	72
Number of Lessees	66
Number of Countries	36
Weighted Average Age – Passenger (years)(2)	10.7
Weighted Average Age – Freighter (years)(2)	11.3
Weighted Average Age – Combined (years)(2)	10.9
Weighted Average Remaining Passenger Lease Term (years)(3)	4.6
Weighted Average Remaining Cargo Lease Term (years)(3)	5.3
Weighted Average Remaining Combined Lease Term (years)(3)	4.8
Weighted Average Fleet Utilization during the three months ended4)	97%
Portfolio Yield for the three months ended(5)	13.6%

(1)	Calculated using net book value of flight equipment held for lease, net investment in finance leases and flight equipment held for sale at period end.

(2)	Weighted average age (years) by net book value.

(3)	Weighted average remaining lease term (years) by net book value.

(4)	Aircraft on-lease days as a percent of total days in period weighted by net book value, excluding aircraft in freighter conversion.

(5)	Lease rental revenue for the period as a percent of the average net book value of flight equipment held for lease for the period; quarterly information is annualized.

Our owned aircraft portfolio as of March 31, 2013 is listed in Exhibit 99.1 to this report.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of March 31, 2013
	Number of Aircraft	% of Net Book Value(1)
Aircraft Type
Passenger:
Narrowbody	93	37%
Midbody	37	30%
Widebody	2	4%
Total Passenger	132	71%
Freighter	26	29%
Total	158	100%

Manufacturer
Boeing	100	55%
Airbus	54	43%
Embraer	4	2%
Total	158	100%

Regional Diversification
Europe	64	33%
Asia and Pacific	51	35%
North America	16	9%
Latin America	13	7%
Middle East and Africa	8	13%
Off-lease(2)	6	3%
Total	158	100%

(1)Calculated using net book value of flight equipment held for lease, net investment in finance leases and flight equipment held for sale at period end.
(2) Includes one Airbus A330-200 for which we have a commitment for lease, one Airbus A319-100 for which we have a commitment for sale, one Boeing 767-300ER that was sold in the second quarter of 2013, one Boeing 747-400BDSF for which we have a commitment for lease and two Boeing 737-700 aircraft, one of which was delivered to a customer in Europe in the second quarter of 2013 and one of which is subject to a commitment for lease.

Our largest customer represents less than 8% of the net book value of flight equipment held for lease (includes net book value of flight equipment held for lease and net investment in finance leases) at March 31, 2013. Our top 15 customers for aircraft we owned at March 31, 2013, representing 67 aircraft and 57% of the net book value of flight equipment held for lease, are as follows:

Percent of Net Book Value	Customer	Country	Number of Aircraft
Greater than 6% per customer	South African Airways	South Africa	4
	Hainan Airlines Company	China	9

3% to 6% per customer	Emirates	United Arab Emirates	2
	US Airways	USA	11
	SriLankan Airlines	Sri Lanka	5
	Airbridge Cargo(1)	Russia	2
	Martinair(2)	Netherlands	4
	Jet Airways	India	6
	GOL (3)	Brazil	7

Less than 3% per customer	Garuda	Indonesia	3
	Asiana Airlines	South Korea	2
	Iberia Airlines	Spain	6
	Cathay Pacific	Hong Kong	1
	KLM (2)	Netherlands	1
	Azul	Brazil	4

(1)	Guaranteed by Volga-Dnepr.

(2)	Martinair is a wholly owned subsidiary of KLM. If combined with KLM and two other affiliated customers, that represents 7% of flight equipment held for lease.

(3)	GOL has guaranteed the obligations of an affiliate, VRG Linhas Aereas.

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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2012 to the three months ended March 31, 2013:

	Three Months Ended March 31,
	2012	2013
	(Dollars in thousands)
Revenues:
Lease rental revenue	$152,242	$156,590
Finance lease revenue	—	3,884
Amortization of net lease premiums, discounts and lease incentives	(1,598)	(7,081)
Maintenance revenue	12,647	16,866
Total lease revenue	163,291	170,259
Other revenue	1,624	5,930
Total revenues	164,915	176,189
Expenses:
Depreciation	64,514	69,900
Interest, net	48,981	59,152
Selling, general and administrative	13,198	13,285
Impairment of aircraft	—	6,199
Maintenance and other costs	2,774	3,412
Total operating expenses	129,467	151,948
Other income (expense):
Gain on sale of flight equipment	196	1,192
Other income (expense)	(113)	1,215
Total other income (expense)	83	2,407
Income from continuing operations before income taxes	35,531	26,648
Income tax provision	2,929	3,584
Net income	$32,602	$23,064

Revenues:
Total revenues increased by 6.8%, or $11.3 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, primarily as a result of the following:
Lease rental revenue. The increase in lease rental revenue of $4.3 million for the three months ended March 31, 2013 as compared to the same period in 2012 was primarily the result of:

•	$22.0 million of revenue reflecting the full quarter impact of 17 aircraft purchased in 2012.
This increase was offset partially by a decrease in lease rental revenue of:

•	$6.5 million due to aircraft sales and disposals;

•	$6.4 million due to lease extensions and transitions at lower rentals; and

•	$4.8 million from the effect of lease terminations and other changes.

Finance lease revenue: For the three months ended March 31, 2013, $3.9 million of interest income from finance leases was recognized. There was no interest income from finance leases recorded for the same period in 2012.

Amortization of net lease premiums, discounts and lease incentives.

	Three Months Ended March 31,
	2012	2013
	(Dollars in thousands)
Amortization of lease discounts	$581	$218
Amortization of lease premiums	(1,242)	(1,942)
Amortization of lease incentives	(937)	(5,357)
Amortization of net lease premiums, discounts and lease incentives	$(1,598)	$(7,081)
As more fully described above under “Revenues”, lease incentives represent our estimated portion of the lessee’s cost for heavy maintenance, overhaul or replacement of certain high-value components which is amortized over the life of the related lease. As we enter into new leases, the amortization of lease incentives generally increases and, conversely, if a related lease terminates, the related unused lease incentive liability will reduce the amortization of lease incentives. The increase in amortization of lease premiums of $0.7 million for the three months ended March 31, 2013 as compared to the same period in 2012 primarily resulted from additional amortization on nine aircraft purchased during 2012. The increase in amortization of lease incentives of $4.4 million was primarily attributable to the reversal of $4.3 million of lease incentive amortization in the first quarter of 2012 related to two unscheduled lease transitions, resulting in lower amortization of lease incentives for the three months ended March 31, 2012 as compared to the same period in 2013.

Maintenance revenue.

	Three Months Ended March 31,
	2012		2013
	Dollars (in thousands)	Number of Leases	Dollars (in thousands)	Number of Leases
Unscheduled lease terminations	$9,859	2	$16,866	6
Scheduled lease terminations	2,788	1	—	—
Maintenance revenue	$12,647	3	$16,866	6
Unscheduled lease terminations. For the three months ended March 31, 2012, we recorded maintenance revenue from unscheduled lease terminations of $9.9 million primarily associated with two aircraft returned in 2012. Comparatively, for the same period in 2013, we recorded maintenance revenue totaling $16.9 million from unscheduled lease terminations primarily associated with five aircraft returned in the first quarter of 2013 resulting from early termination agreements with those lessees and one aircraft that transitioned to a new lessee during the first quarter of 2013.
Scheduled lease terminations. For the three months ended March 31, 2012, we recorded maintenance revenue from scheduled lease terminations of $2.8 million associated with one scheduled lease termination. There was no maintenance revenue related to scheduled lease terminations recorded for the same period in 2013.
Other revenue. For the three months ended March 31, 2012, other revenue was $1.6 million due to additional fees paid by lessees in connection with early termination of two leases. For the three months ended March 31, 2013, other revenue was $5.9 million which was due to $1.7 million of interest on our debt investments and $4.2 million recognized in additional fees paid by five lessees in connection with the early termination of seven leases.

Operating Expenses:
Total operating expenses increased by 17.4%, or $22.5 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 primarily as a result of the following:
Depreciation expense increased by 8.3%, or $5.4 million for the three months ended March 31, 2013 over the same period in 2012. The net increase is primarily the result of $6.3 million increase in depreciation for aircraft acquired.

Interest, net consisted of the following:

	Three Months Ended March 31,
	2012	2013
	(Dollars in thousands)
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$44,969	$48,591
Hedge ineffectiveness gains	(1,519)	128
Amortization of interest rate derivatives related to deferred losses	4,071	8,274
Amortization of deferred financing fees and notes discount	2,716	2,435
Interest Expense	50,237	59,428
Less interest income	(171)	(276)
Less capitalized interest	(1,085)	—
Interest, net	$48,981	$59,152
Interest, net increased by $10.2 million, or 20.8%, over the three months ended March 31, 2012. The net increase is primarily a result of:

•
a $3.6 million increase in interest expense on our borrowings driven by higher weighted average debt outstanding ($3.6 billion for the three months ended March 31, 2013 as compared to $2.9 billion for the three months ended March 31, 2012) of $8.8 million, partially offset by the effect of lower interest rates during the same period in the prior year of $5.2 million;

•	a $1.6 million increase in hedge ineffectiveness resulting from changes in our debt forecast;

•	a $4.2 million increase in amortization of deferred losses reflecting swap loss amortization related to the payoff of Term Financing No. 1 in April 2012; and

•	a $1.1 million decrease in capitalized interest reflecting the final aircraft delivery from our A330 program in April 2012.
Selling, general and administrative expenses for the three months ended March 31, 2013 increased slightly over the same period in 2012. Non-cash share based expense was $1.2 million and $0.8 million for the three months ended March 31, 2012 and 2013, respectively.
Impairment of aircraft was $6.2 million for the three months ended March 31, 2013 related to two aircraft. See "Summary of Impairments" below for a detailed discussion of the related impairment charges for these aircraft.

Other income (expense):
Total other income for the three months ended March 31, 2013 was $2.4 million as compared to $83 thousand for the same period in 2012. The increase was due to a $1.0 million increase on gain on sale of flight equipment and a $1.3 million increase related to the mark to market value of an undesignated interest rate derivative.

Income Tax Provision
Our provision for income taxes for the three months ended March 31, 2012 and 2013 was $2.9 million and $3.6 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland and the United States. The increase in our income tax provision of approximately $0.7 million for the three months ended March 31, 2013 as compared to the same period in 2012 was primarily attributable to an increase in operating income subject to tax in the U.S. and Ireland and the addition of Australian tax.
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

Other comprehensive income:

	Three Months Ended March 31,
	2012	2013
	(Dollars in thousands)
Net income	$32,602	$23,064
Net change in fair value of derivatives, net of tax expense of $289 and $118, respectively	16,483	3,826
Derivative loss reclassified into earnings	4,071	8,274
Total comprehensive income	$53,156	$35,164

Other comprehensive income was $35.2 million for the three months ended March 31, 2013, a decrease of $18.0 million from the $53.2 million of other comprehensive income for the three months ended March 31, 2012. Other comprehensive income for the three months ended March 31, 2013 primarily consisted of:

•	$23.1 million of net income;

•
$3.8 million gain from a change in fair value of interest rate derivatives, net of taxes which is due primarily to net settlements for the three months ended March 31, 2013 partially offset by a slight loss due to a downward shift in the one-month LIBOR forward curve; and

•	$8.3 million of amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.
Other comprehensive income for the three months ended March 31, 2012 primarily consisted of:

•	$32.6 million of net income;

•
a $16.5 million gain from a change in fair value of interest rate derivatives, net of taxes which is due primarily to net settlements for the three months ended March 31, 2012 partially offset by a slight loss due to a downward shift in the one-month LIBOR forward curve; and

•	$4.1 million of amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.

Summary of impairments
During the three months ended March 31, 2013, we impaired two aircraft, one Airbus A319-100 aircraft and one Boeing 767-300ER aircraft, each of which was returned to us early by the respective lessee. The decision was made to part out these aircraft and the net book value of each was written down to the expected sale price. For these two aircraft, we recorded impairment charges totaling $6.2 million and recorded maintenance revenue of $9.0 million and other revenue of $0.8 million during the three months ended March 31, 2013.
At March 31, 2013, we had a total of 15 aircraft with a total net book value of $346.9 million (accounting for 7.4% of the total net book value of our flight equipment held for lease) that we consider more susceptible to failing our recoverability assessment. The recoverability in the value of these aircraft is more sensitive to changes in contractual cash flows, future cash flow estimates and aircraft residual or scrap values. These aircraft fall into the categories as shown in the table below:

Aircraft Type	Number of Aircraft	Percent of Net Book Value
Narrowbody	7	2.7%
Midbody	5	2.0%
Freighters	3	2.7%

RECENT UNADOPTED ACCOUNTING PRONOUNCEMENTS
None
PROPOSED ACCOUNTING PRONOUNCEMENTS
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
Going forward, we expect to continue to seek liquidity from these sources subject to pricing and conditions that we consider satisfactory. In addition, we have a $150.0 million unsecured revolving credit facility with Citibank, N.A., Goldman Sachs Bank USA, J.P. Morgan Chase Bank N.A. and an affiliate of RBC Capital Markets, which has a three-year term scheduled to expire in December 2015; we have not yet drawn down on this facility.
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
As of March 31, 2013, we are in compliance with all applicable covenants in our financings.
We believe that cash on hand, funds generated from operations, maintenance payments received from lessees, and proceeds from any future aircraft sales will be sufficient to satisfy our liquidity and capital resource needs over the next twelve months. Our liquidity and capital resource needs include required principal and interest payments under our long-term debt facilities, expected capital expenditures, lessee maintenance payment reimbursements and lease incentive payments over the next twelve months.

Cash Flows

	Three Months Ended March 31,
	2012	2013
	(Dollars in thousands)
Net cash flow provided by operating activities	$72,966	$92,747
Net cash flow used in investing activities	(70,371)	43,980
Net cash flow (used in) provided by financing activities	(41,447)	(61,641)

Operating Activities:
Cash flow from operations was $73.0 million and $92.7 million for the three months ended March 31, 2012 and March 31, 2013, respectively. The increase in cash flow from operations of approximately $19.8 million for the three months ended March 31, 2013 versus the same period in 2012 was primarily a result of $20.7 million increase in cash from working capital.
Investing Activities:
Cash used in investing activities was $70.4 million and cash from investing activities was $44.0 million for the three months ended March 31, 2012 and March 31, 2013, respectively. The increase in cash flow from investing activities of $114.4 million for the three months ended March 31, 2013 versus the same period in 2012, was primarily a result of:

•	$44.3 million decrease in the acquisition and improvement of flight equipment;

•	$17.3 million increase in the proceeds from the sale of flight equipment;

•	$12.6 million decrease in aircraft purchase deposits;

•	$43.6 million decrease in purchase of debt investment; and

•	$42.0 million increase in principal repayments on debt investments.
These inflows were offset partially by:

•	$35.1 million decrease in restricted cash and cash equivalents related to the sale of flight equipment; and

•	$9.8 increase in the net investment in finance leases in 2013.
Financing Activities:
Cash used in financing activities was $41.4 million for the three months ended March 31, 2012 as compared to cash used in financing activities of $61.6 million for the three months ended March 31, 2013. The net increase in cash flow used in financing activities of $20.2 million for the three months ended March 31, 2013 versus the same period in 2012 was a result of:

•	$19.4 million of higher financing repayments on our securitizations and term debt financings;

•	$22.9 million of lower restricted cash and cash equivalents related to security deposits and maintenance payments; and

•	$6.5 million of increased repurchases of our common shares.
The outflows were offset partially by:

•	$10.4 million of higher security deposits received net of security deposits returned; and

•	$18.7 million of higher maintenance deposits received net of maintenance deposits returned.

Debt Obligations
The following table provides a summary of our secured and unsecured debt financings at March 31, 2013:

Debt Obligation	Collateral	Outstanding Borrowing	Number of Aircraft	Interest Rate(1)	Final Stated Maturity(2)
	(Dollars in thousands)
Secured Debt Financings:
Securitization No. 1	Interests in aircraft leases, beneficial interests in aircraft owning/leasing entities and related interests	$276,880	29	0.47%	06/20/31
Securitization No. 2	Interests in aircraft leases, beneficial interests in aircraft owning/leasing entities and related interests	739,232	44	0.51%	06/14/37
ECA Term Financings	Interests in aircraft, aircraft leases, beneficial interests in aircraft owning/leasing entities and related interests	639,866	10	1.99% to 3.96%	12/3/21 to 11/30//24
Bank Financings	Interests in aircraft, aircraft leases, beneficial interests in aircraft owning/leasing entities and related interests	109,375	3	4.22% to 4.57%	9/15/15 to 10/26/17
Total secured debt financings		1,765,353

Unsecured Debt Financings:
Senior Notes due 2017	None	500,000	—	6.75%	04/15/17
Senior Notes due 2018	None	450,613	—	9.75%	08/01/18
Senior Notes due 2019	None	500,000	—	6.25%	12/01/19
Senior Notes due 2020	None	300,000	—	7.625%	04/15/20
2012 Revolving Credit Facility	None	—	—	N/A	12/19/15
Total unsecured debt financings		1,750,613
Total secured and unsecured debt financings		$3,515,966

(1)
Reflects the floating rate in effect at the applicable reset date plus the margin for Securitization No. 1, Securitization No. 2 and one of our ECA Term Financings. All other financings have a fixed rate.

(2)	For Securitizations No. 1 and No. 2, all cash flows available after expenses and interest are applied to debt amortization.

The following securitizations include liquidity facility commitments described in the table below:

		Available Liquidity
Facility	Liquidity Facility Provider	December 31, 2012	March 31, 2013	Unused Fee	Interest Rate on any Advances
		(Dollars in thousands)
Securitization No. 1	Crédit Agricole Corporate and Investment Bank	$42,000	$42,000	0.45%	1M Libor + 1.00
Securitization No. 2	HSH Nordbank AG	65,000	65,000	0.50%	1M Libor + 0.75

Contractual Obligations
Our contractual obligations consist of principal and interest payments on variable and fixed rate liabilities, interest payments on interest rate derivatives, other aircraft acquisition and conversion agreements and rent payments pursuant to our office leases. Total contractual obligations increased from $4.64 billion at December 31, 2012 to approximately $4.83 billion at March 31, 2013 due primarily to:
• an increase in purchase obligations for five aircraft; and
•an increase in committed borrowings for the purchase of four of the above aircraft.
This increase was partially offset by principal and interest payments made under our securitizations and our ECA term financings.

The following table presents our actual contractual obligations and their payment due dates as of March 31, 2013.

	Payments Due By Period as of March 31, 2013
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Principal payments:
Senior Notes due 2017	$500,000	$—	$—	$500,000	$—
Senior Notes due 2018	450,000	—	—	—	450,000
Senior Notes due 2019	500,000				500,000
Senior Notes due 2020	300,000	—	—	—	300,000
Securitization No. 1(1)	276,880	68,132	94,940	81,029	32,779
Securitization No. 2(1)	739,232	155,330	250,844	231,236	101,822
ECA Term Financings(2)	639,866	53,240	111,978	119,766	354,882
Bank Financings(3)(8)	203,933	21,329	52,179	81,751	48,674
Total principal payments	3,609,911	298,031	509,941	1,013,782	1,788,157
Interest payments:
Interest payments on debt obligations(4)(8)	938,446	163,321	316,073	283,146	175,906
Interest payments on interest rate derivatives(5)	65,798	22,276	37,717	5,805	—
Total interest payments	1,004,244	185,597	353,790	288,951	175,906
Office leases(6)	8,648	1,091	2,264	1,584	3,709
Purchase obligations(7)	210,400	210,400	—	—	—
Total	$4,833,203	$695,119	$865,995	$1,304,317	$1,967,772

(1)
Estimated principal payments for these non-recourse financings are based on excess cash flows available from forecasted lease rentals, net maintenance funding and proceeds from asset dispositions after the payment of forecasted operating expenses and interest payments, including interest payments on existing interest rate derivative agreements and policy provider fees.

(2)	Includes scheduled principal payments based upon eight fixed rate, 12-year, fully amortizing loans and one floating rate loan.

(3)	Includes principal payments based upon individual loan amortization schedules.

(4)	Future interest payments on variable rate, LIBOR-based debt obligations are estimated using the interest rate in effect at March 31, 2013.

(5)	Future interest payments on derivative financial instruments are estimated using the spread between the floating interest rates and the fixed interest rates in effect at March 31, 2013.

(6)	Represents contractual payment obligations for our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.

(7)	At March 31, 2013, we had commitments to acquire five aircraft.

(8)	Includes payments related to existing bank loans that we plan to assume in connection with the acquisition of four aircraft during the second quarter of 2013.

Capital Expenditures
We make capital expenditures from time to time in connection with improvements made to our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the three months ended March 31, 2012 and 2013, we incurred a total of $16.3 million and $4.0 million, respectively, of capital expenditures (including lease incentives) related to the acquisition and improvement of aircraft.
As of March 31, 2013, the weighted average age (by net book value) of our aircraft was approximately 10.9 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Under our leases, the lessee is primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement. At March 31, 2013, we had a $388.2 million maintenance payment liability on our balance sheet, which is an $8.8 million increase. The increase consisted of net maintenance cash inflows of $8.9 million and a decrease in lease incentive liabilities of $0.1 million. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.
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

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2013.

Foreign Currency Risk and Foreign Operations
At March 31, 2013, all of our leases are payable to us in U.S. dollars. However, we incur Euro- and Singapore dollar-denominated expenses in connection with our subsidiaries in Ireland and Singapore. For the three months ended March 31, 2013, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated approximately $3.0 million in U.S. dollar equivalents and represented approximately 23% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, it is likely that our international operations and our exposure to foreign currency risk will increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases we may enter into hedging transactions in the future to mitigate this risk. For the three months ended March 31, 2012 and 2013, we incurred insignificant net gains and losses on foreign currency transactions.

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
We held the following interest rate derivatives as of March 31, 2013:

	Derivative Liabilities
Hedged Item	Current Notional Amount	Effective Date	Maturity Date	Future Maximum Notional Amount	Floating Rate	Fixed Rate	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Interest rate derivatives designated as cash flow hedges:
Securitization No. 1	$233,605	Jun-06	Jun-16	$233,605	1M LIBOR + 0.27%	5.78%	Fair value of derivative liabilities	$33,397
Securitization No. 2	560,999	Jun-12	Jun-17	560,999	1M LIBOR	1.26% to 1.28%	Fair value of derivative liabilities	10,404
Total interest rate derivatives designated as cash flow hedges	$794,604			$794,604				$43,801

Interest rate derivatives not designated as cash flow hedges:
Securitization No. 1	91,951	Jun-06	Jun-16	91,951	1M LIBOR + 0.27%	5.78%	Fair value of derivative liabilities	13,146
Total interest rate derivatives not designated as cash flow hedges	91,951			91,951				13,146

Total interest rate derivative liabilities	$886,555			$886,555				$56,947

The weighted average interest pay rates of these derivatives at December 31, 2012 and March 31, 2013 were 2.91%, and 2.93%, respectively.
For the three months ended March 31, 2013, the amount of loss reclassified from accumulated other comprehensive income (“OCI”) into interest expense related to net interest settlements on active interest rate derivatives was $4.7 million. The amount of loss expected to be reclassified from OCI into interest expense over the next 12 months related to net interest settlements on active interest rate derivatives is $17.0 million.
Our interest rate derivatives involve counterparty credit risk. As of March 31, 2013, our interest rate derivatives are held with the following counterparties: JP Morgan Chase Bank NA, Citibank Canada NA, and Wells Fargo Bank NA. All of our counterparties or guarantors of these counterparties are considered investment grade (senior unsecured ratings of Baa2 or above) by Moody’s Investors Service. All are also considered investment grade (long-term foreign issuer ratings of A- or above) by Standard and Poor’s. We do not anticipate that any of these counterparties will fail to meet their obligations.
In addition to the derivative liability above, another component of the fair value of our interest rate derivatives is accrued interest. As of March 31, 2013, accrued interest payable included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheet was $1.0 million related to interest rate derivatives designated as cash flow hedges and $0.2 million related to interest rate derivatives not designated as cash flow hedges.
On an ongoing basis, terminated interest rate derivative notionals are evaluated against debt forecasts. To the extent that interest payments are deemed remote to occur, deferred gains or losses are accelerated into interest expense as applicable.
The following table summarizes the deferred (gains) and losses and related amortization into interest expense for our terminated interest rate derivative contracts for the three months ended March 31, 2012 and 2013:

Hedged Item	Original Maximum Notional Amount	Effective Date	Maturity Date	Fixed Rate %	Termination Date	Deferred (Gain) or Loss Upon Termination	Unamortized Deferred (Gain) or Loss at March 31, 2013	Amount of Deferred (Gain) or Loss Amortized (including Accelerated Amortization) into Interest Expense for the Three Months Ended March 31,		Amount of Deferred (Gain) or Loss Expected to be Amortized over the Next Twelve Months
								2012	2013
	(Dollars in Thousands)
Securitization No. 2	200,000	Jan-07	Aug-12	5.06	Jun-07	(1,850)	—	(80)	—	—
Securitization No. 2	410,000	Feb-07	Apr-17	5.14	Jun-07	(3,119)	(891)	(87)	(79)	(287)
Term Financing No. 1	150,000	Jul-07	Dec-17	5.14	Mar-08	15,281	5,600	429	364	1,409
Term Financing No. 1	440,000	Jun-07	Feb-13	4.88	Partial – Mar-08 Full – Jun-08	26,281	—	1,230	384	—
Term Financing No. 1	248,000	Aug-07	May-13	5.33	Jun-08	9,888	199	385	523	199
Term Financing No. 1(1)	710,068	Jun-08	May-13	4.04	De-designated – Mar-12 Terminated – April-12	19,026	1,412	—	4,283	1,412
Term Financing No. 1(1)	491,718	May-13	May-15	5.31	De-designated – Mar-12 Terminated – April-12	31,403	31,403	—	—	16,252
Senior Notes due 2018	360,000	Jan-08	Feb-19	5.16	Partial – Jun-08 Full – Oct-08	23,077	8,135	226	62	1,514
ECA Term Financing for New A330 Aircraft	231,000	Apr-10	Oct-15	5.17	Partial – Jun-08 Full – Dec-08	15,310	4,651	734	942	1,742
ECA Term Financing for New A330 Aircraft	238,000	Jan-11	Apr-16	5.23	Dec-08	19,430	9,276	965	894	3,395
ECA Term Financing for New A330 Aircraft	238,000	Jul-11	Sep-16	5.27	Dec-08	17,254	6,468	269	560	2,124
Total						$171,981	$66,253	$4,071	$7,933	$27,760

(1)
On April 4, 2012, upon the repayment of Term Financing No. 1, both interest rate derivatives were terminated resulting in a net deferred loss of $50,429 which is being amortized into interest expense using the interest rate method.

For the three months ended March 31, 2013, the amount of deferred net loss reclassified from OCI into interest expense related to our terminated interest rate derivatives was $7.9 million. The amount of deferred net loss expected to be reclassified from OCI into interest expense over the next 12 months related to our terminated interest rate derivatives is $27.8 million of which $17.7 million relates to Term Financing No. 1 interest rate derivatives terminated in April 2012, $1.6 million relates to Term Financing No. 1 interest rate derivatives terminated in 2008, $7.3 million relates to ECA Term Financings for New A330 Aircraft and $1.2 million relates to other financings.

For the three months ended March 31, 2013, the amount of effective deferred loss reclassified from OCI into interest expense related to our undesignated active interest rate derivative was $0.3 million. The amount of effective deferred loss expected to be reclassified from OCI into interest expense over the next 12 months related to our undesignated active interest rate derivative under our Securitization No. 1 is $1.7 million.

The following table summarizes amounts charged directly to the consolidated statement of income for the three months ended March 31, 2012 and 2013, respectively, related to our interest rate derivatives:

	Three Months Ended March 31,
	2012	2013
	(Dollars in thousands)
Interest Expense:
Hedge ineffectiveness (gains) losses	$(1,519)	$128
Amortization:	—	—
Amortization of loss of designated interest rate derivative	—	341
Amortization of deferred losses	4,071	7,933
Total Amortization	4,071	8,274
Total charged to interest expense	$2,552	$8,402
Other Income (Expense):
Mark to market(losses) gains on undesignated interest rate derivatives	$(113)	$1,215
Total charged to other income (expense)	$(113)	$1,215

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
The table below shows the reconciliation of net income to EBITDA and Adjusted EBITDA for the three months ended March 31, 2012 and 2013, respectively.

	Three Months Ended March 31,
	2012	2013
	(Dollars in thousands)
Net income (loss)	$32,602	$23,064
Depreciation	64,514	69,900
Amortization of net lease discounts and lease incentives	1,598	7,081
Interest, net	48,981	59,152
Income tax provision	2,929	3,584
EBITDA	$150,624	$162,781
Adjustments:
Impairment of aircraft	—	6,199
Non-cash share based payment expense	1,176	811
Loss (gain) on mark to market of interest rate derivative contracts	113	(1,215)
Adjusted EBITDA	$151,913	$168,576

Management’s Use of Adjusted Net Income (“ANI”)
Beginning with our report for the quarter ended March 31, 2012, management, to be more consistent with reporting practices of peer aircraft leasing companies, has revised the calculation of ANI to no longer exclude gains (losses) on sales of assets, and to exclude non-cash share based payment expense in the calculation of ANI. Beginning with our quarterly report for the quarter ended June 30, 2012, we also excluded Term Financing No. 1 hedge loss amortization charges which will be reported in Interest, net on our consolidated statement of income from the calculation of ANI. The calculation of ANI for the three months ended March 31, 2012 has been revised to be comparable with the current period presentation.
Management believes that ANI, when viewed in conjunction with the Company’s results under US GAAP and the below reconciliation, provides useful information about operating and period-over-period performance, and provides additional information that is useful for evaluating the underlying operating performance of our business without regard to periodic reporting elements related to interest rate derivative accounting and gains or losses related to flight equipment and debt investments.
The table below shows the reconciliation of net income to ANI for the three months ended March 31, 2012 and 2013, respectively.

	Three Months Ended March 31,
	2012	2013
	(Dollars in thousands)
Net income (loss)	$32,602	$23,064
Ineffective portion and termination of hedges(1)	(1,519)	128
Mark to market of interest rate derivative contracts(2)	113	(1,215)
Stock compensation expense(3)	1,176	811
Term Financing No. 1 hedge loss amortization charges(1)	—	4,283
Securitization No. 1 Hedge loss amortization charges (1)	—	341
Adjusted net income (loss)	$32,372	$27,412

(1)	Included in Interest, net.

(2)	Included in Other income (expense).

(3)	Included in Selling, general and administrative expenses.

	Three Months Ended March 31,
Weighted-average shares:	2012	2013
Common shares outstanding	71,696,939	67,896,481
Restricted common shares	630,038	492,906
Total weighted-average shares	72,326,977	68,389,387

	Three Months Ended March 31,
Percentage of weighted-average shares:	2012	2013
Common shares outstanding	99.13%	99.28%
Restricted common shares	0.87%	0.72%
Total	100.00%	100.00%

	Three Months Ended March 31,
	2012	2013
Weighted-average common shares outstanding – Basic	71,696,939	67,896,481
Effect of dilutive shares	—	—
Weighted-average common shares outstanding - Diluted (b)	71,696,939	67,896,481

	Three Months Ended March 31,
	2012	2013
	(Dollars in thousands, except per share amounts)
Adjusted net income allocation:
Adjusted net income (loss)	$32,372	$27,412
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(282)	(198)
Adjusted net income allocable to common shares – Basic and Diluted	$32,090	$27,214

Adjusted net income (loss) per common share – Basic and Diluted	$0.45	$0.40

(a)
For the three months ended March 31, 2012 and 2013, distributed and undistributed earnings to restricted shares is 0.87% and 0.72%, respectively, of adjusted net income. The amount of restricted share forfeitures for all periods present is immaterial to the allocation of distributed and undistributed earnings.

(b)	For the three months ended March 31, 2012 and for the three months ended March 31, 2013, we have no dilutive shares.

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
As of March 31, 2013, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $1.4 million and $0.4 million, respectively, net of amounts received from our interest rate derivatives, over the next twelve months.

Item 4.    Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2013. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION
Item 1.    Legal Proceedings
The Company is not a party to any material legal or adverse regulatory proceedings.

Item 1A. Risk Factors
There have been no material changes to the disclosure related to the risk factors described in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2012.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the first quarter of 2013, we purchased our common shares as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (b)
	(Dollars in thousands, except per share amounts)
January	793,181	(a)	$12.62	679,292	$30,000
February	—		—	—	30,000
March	—		—	—	30,000
Total	793,181		$12.62	679,292	$30,000

(a)
Our Compensation Committee approved the repurchase of 113,889 common shares pursuant to an irrevocable election made under the Amended and Restated Aircastle Limited 2005 Equity and Incentive Plan, in satisfaction of minimum tax withholding obligations associated with the vesting of restricted common shares during the first quarter of 2013.

(b)
During January 2013, we repurchased 679,292 common shares at an aggregate cost of $8,579, including commissions. The remaining dollar value of common shares that may be purchased under the program approved by the Company's Board of Directors on November 5, 2012 is $30,000

Item 3.    Defaults Upon Senior Securities
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

4.5
Indenture, dated as of November 30, 2012, by and among Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K filed with the SEC on November 30, 2012).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002r
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 r
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 r
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 r
99.1	Owned Aircraft Portfolio at March 31, 2013 r
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and March 31, 2013, (ii) Consolidated Statements of Income for the three months ended March 31, 2012 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2013, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2013, and (v) Notes to Unaudited Consolidated Financial Statements r*

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
Dated: May 2, 2013

AIRCASTLE LIMITED
(Registrant)
By:	/s/ Aaron Dahlke
Aaron Dahlke
Chief Accounting Officer and Authorized Officer