Form 10-Q
period 2013-06-30
Aircastle LTD
filed 2013-08-06
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________
FORM 10-Q
 _______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑
As of July 31, 2013, there were 80,780,299 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries
Form 10-Q

PART I. — FINANCIAL INFORMATION
Item 1.        Financial Statements
Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31, 2012	June 30, 2013
		(Unaudited)
ASSETS
Cash and cash equivalents	$618,217	$430,270
Accounts receivable	5,625	6,025
Restricted cash and cash equivalents	111,942	193,606
Restricted liquidity facility collateral	107,000	107,000
Flight equipment held for lease, net of accumulated depreciation of $1,305,064 and $1,333,775	4,662,661	4,651,553
Net investment in finance leases	119,951	127,504
Other assets	186,764	168,385
Total assets	$5,812,160	$5,684,343

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings (including borrowings of ACS Ireland VIEs of $207,926 and $176,599, respectively)	$1,848,034	$1,638,835
Borrowings from unsecured financings	1,750,642	1,750,585
Accounts payable, accrued expenses and other liabilities	108,593	118,853
Lease rentals received in advance	53,189	45,011
Liquidity facility	107,000	107,000
Security deposits	87,707	104,455
Maintenance payments	379,391	400,162
Fair value of derivative liabilities	61,978	46,946
Total liabilities	4,396,534	4,211,847

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $.01 par value, 50,000,000 shares authorized, no shares issued and outstanding
Common shares, $.01 par value, 250,000,000 shares authorized, 68,639,729 shares issued and outstanding at December 31, 2012; and 68,460,299 shares issued and outstanding at June 30, 2013	686	685
Additional paid-in capital	1,360,555	1,354,135
Retained earnings	180,675	214,028
Accumulated other comprehensive loss	(126,290)	(96,352)
Total shareholders’ equity	1,415,626	1,472,496
Total liabilities and shareholders’ equity	$5,812,160	$5,684,343

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Revenues:
Lease rental revenue	$153,624	$157,918	$305,866	$314,508
Finance lease revenue	956	4,114	956	7,998
Amortization of lease premiums, discounts and lease incentives	2,044	(8,709)	446	(15,790)
Maintenance revenue	13,535	13,185	26,182	30,051
Total lease revenue	170,159	166,508	333,450	336,767
Other revenue	2,022	3,870	3,646	9,800
Total revenues	172,181	170,378	337,096	346,567

Operating expenses:
Depreciation	67,097	72,079	131,611	141,979
Interest, net	64,121	66,656	113,102	125,808
Selling, general and administrative (including non-cash share based payment expense of $929 and $1,053 for the three months ended, and $2,105 and $1,864 for the six months ended June 30, 2012 and 2013, respectively)	11,511	13,182	24,709	26,467
Impairment of Aircraft	10,111	—	10,111	6,199
Maintenance and other costs	5,243	6,138	8,017	9,550
Total expenses	158,083	158,055	287,550	310,003

Other income:
Gain on sale of flight equipment	2,855	21,317	3,051	22,509
Other	717	2,946	604	4,161
Total other income	3,572	24,263	3,655	26,670

Income from continuing operations before income taxes	17,670	36,586	53,201	63,234
Income tax provision	1,346	3,732	4,275	7,316
Net income	$16,324	$32,854	$48,926	$55,918

Earnings per common share — Basic:
Net income per share	$0.23	$0.48	$0.68	$0.82

Earnings per common share — Diluted:
Net income per share	$0.23	$0.48	$0.68	$0.82

Dividends declared per share	$0.15	$0.165	$0.30	$0.330

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013

Net income	$16,324	$32,854	$48,926	$55,918
Other comprehensive income, net of tax:
Net change in fair value of derivatives, net of tax expense of $139 and $193 for the three months ended and $428 and $311 for the six months ended, June 30, 2012 and 2013, respectively	5,799	8,127	22,282	11,953
Net derivative loss reclassified into earnings	8,866	9,711	12,937	17,985
Other comprehensive income	14,665	17,838	35,219	29,938
Total comprehensive income	$30,989	$50,692	$84,145	$85,856

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2013
Cash flows from operating activities:
Net income	$48,926	$55,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	131,611	141,979
Amortization of deferred financing costs	7,691	8,781
Amortization of net lease discounts and lease incentives	(446)	15,790
Deferred income taxes	2,457	3,237
Non-cash share based payment expense	2,105	1,864
Cash flow hedges reclassified into earnings	12,937	17,985
Ineffective portion of cash flow hedges	366	104
Security deposits and maintenance payments included in earnings	(25,818)	(25,538)
Gain on sale of flight equipment	(3,051)	(22,509)
Impairment of aircraft	10,111	6,199
Other	(1,222)	(3,921)
Changes in certain assets and liabilities:
Accounts receivable	(4,434)	(410)
Other assets	(1,970)	4,834
Accounts payable, accrued expenses and other liabilities	12,183	(3,824)
Lease rentals received in advance	662	(7,050)
Net cash provided by operating activities	192,108	193,439
Cash flows from investing activities:
Acquisition and improvement of flight equipment and lease incentives	(324,831)	(331,067)
Proceeds from sale of flight equipment	36,013	253,909
Restricted cash and cash equivalents related to sale of flight equipment	4,762	—
Aircraft purchase deposits and progress payments	(23,955)	(1,869)
Net investment in finance leases	(91,500)	(11,605)
Collections on finance leases	1,476	4,052
Purchase of debt investment	(43,626)	—
Principal repayments on debt investment	3,245	42,001
Other	(126)	(829)
Net cash used in investing activities	(438,542)	(45,408)
Cash flows from financing activities:
Repurchase of shares	(2,129)	(7,940)
Proceeds from notes and term debt financings	877,100	—
Securitization and term debt financing repayments	(688,424)	(294,064)
Deferred financing costs	(17,710)	(557)
Restricted secured liquidity facility collateral	3,000	—
Secured liquidity facility collateral	(3,000)	—
Restricted cash and cash equivalents related to financing activities	104,887	(81,664)
Security deposits received	8,310	17,015
Security deposits returned	(3,067)	(3,320)
Maintenance payments received	62,496	87,772
Maintenance payments returned	(27,020)	(30,655)
Payments for terminated cash flow hedges	(50,757)	—
Dividends paid	(21,712)	(22,565)
Net cash (used in) provided by financing activities	241,974	(335,978)
Net increase (decrease) in cash and cash equivalents	(4,460)	(187,947)
Cash and cash equivalents at beginning of period	295,522	618,217
Cash and cash equivalents at end of period	$291,062	$430,270
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$83,143	$100,374
Cash paid for income taxes	$1,642	$529
Supplemental disclosures of non-cash investing activities:
Purchase deposits, advance lease rentals, security deposits and maintenance payments assumed in asset acquisitions	$15,388	$21,958
Term debt financings assumed in asset acquisitions	$—	$84,721
Advance lease rentals, security deposits, and maintenance payments settled in sale of flight equipment	$4,135	$35,475

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2013

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
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure since the balance sheet date of June 30, 2013 through the date on which the consolidated financial statements included in this Form 10-Q were issued.

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
June 30, 2013

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

Proposed Accounting Pronouncements
In May 2013, the FASB issued re-exposure draft, “Leases” (the “Lease Re-ED”), which would replace the existing guidance in the Accounting Standards Codification (“ASC”) 840 (“ASC 840”), Leases. The FASB decided that leases would be classified as either leases of property (Type B) or leases of assets other than property (Type A). Leases of property will continue to use operating lease accounting. Leases of other than property would use the receivable residual approach. Under the receivable residual approach, a lease receivable would be recognized for the lessor's right to receive lease payments, a portion of the carrying amount of the underlying asset would be allocated between the right of use granted to the lessee and the lessor's residual value and profit or loss would only be recognized at commencement if it is reasonably assured. The comment period for the Lease Re-ED ends September 13, 2013. We anticipate that the final standard may have an effective date no earlier than 2017. When and if the proposed guidance becomes effective, it may have a significant impact on the Company's consolidated financial statements. Although we believe the presentation of our financial statements, and those of our lessees could change, we do not believe the accounting pronouncement will change the fundamental economic reasons for which the airlines lease aircraft. Therefore, we do not believe it will have a material impact on our business.

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
June 30, 2013

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
The following tables set forth our financial assets and liabilities as of December 31, 2012 and June 30, 2013 that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

		Fair Value Measurements at December 31, 2012 Using Fair Value Hierarchy
	Fair Value as of December 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$618,217	$618,217	$—	$—	Market
Restricted cash and cash equivalents	111,942	111,942	—	—	Market
Debt investments	40,388	—	—	40,388	Income
Total	$770,547	$730,159	$—	$40,388

Liabilities:
Derivative liabilities	$61,978	$—	$61,978	$—	Income

		Fair Value Measurements at June 30, 2013 Using Fair Value Hierarchy
	Fair Value as of June 30, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$430,270	$430,270	$—	$—	Market
Restricted cash and cash equivalents	193,606	193,606	—	—	Market
Total	$623,876	$623,876	$—	$—

Liabilities:
Derivative liabilities	$46,946	$—	$46,946	$—	Income

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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2013

The following tables reflect the activity for the classes of our assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2012 and 2013, respectively:

	Assets
	Debt Investments
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Balance at beginning of period	$—	$—	$—	$40,388
Total gains/(losses), net:
Included in other revenue	—	—	—	1,613
Settlements	—	—	—	(42,001)
Balance at end of period	$—	$—	$—	$—

	Liabilities
	Derivative Liabilities
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Balance at beginning of period	$(50,942)	$—	$(56,229)	$—
Total gains/(losses), net:
Included in other income (expense)	712	—	599	—
Included in interest expense	—	—	73	—
Included in other comprehensive income	(527)	—	4,800	—
Settlements	50,757	—	50,757	—
Balance at end of period	$—	$—	$—	$—

For the three and six months ended June 30, 2012, we had no transfers into or out of Level 3; however we did terminate all Level 3 interest rate derivatives during the second quarter of 2012. For the three and six months ended June 30, 2013, we had no transfers into or out of Level 3; however we did settle the debt investment during the first quarter of 2013.
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
During the second quarter of 2012, we impaired two aircraft, one Boeing Model 757-200 aircraft that we sold for less than its net book value and one Boeing Model 767-300ER aircraft which was returned to us following its scheduled lease expiration and which failed its recoverability assessment. For these two aircraft, we recorded impairment charges of $10,111, and we recorded $2,447 of maintenance during the three and six months ended June 30, 2012.
During the first quarter of 2013, we impaired two aircraft, one Airbus A319-100 aircraft and one Boeing 767-300ER aircraft, each of which was returned to us early by the respective lessee. The decision was made to sell these aircraft and the net book value of each was written down to the expected sale price. For these two aircraft, we recorded impairment charges totaling $6,199 and recorded maintenance revenue of $9,019 and other revenue of $876 during the six months ended June 30, 2013.
Our financial instruments, other than cash, consist principally of cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, amounts borrowed under financings and interest rate derivatives. The fair value of

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2013

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
 The carrying amounts and fair values of our financial instruments at December 31, 2012 and June 30, 2013 are as follows:

	December 31, 2012		June 30, 2013
	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)
Securitizations and term debt financings	$(1,082,368)	$(962,960)	$(934,335)	$(861,778)
ECA term financings	(652,916)	(671,966)	(515,034)	(516,137)
Bank financings	(112,750)	(116,272)	(189,466)	(193,103)
Senior Notes	(1,750,642)	(1,905,565)	(1,750,585)	(1,874,190)
All of our financial instruments are classified as Level 2 with the exception of our Senior Notes, which are classified as Level 1.

Note 3. Lease Rental Revenues and Flight Equipment Held for Lease
Minimum future annual lease rentals contracted to be received under our existing operating leases of flight equipment at June 30, 2013 were as follows:

Year Ending December 31,	Amount
Remainder of 2013	$304,952
2014	540,102
2015	471,363
2016	405,656
2017	289,137
Thereafter	750,651
Total	$2,761,861
Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Region	2012	2013	2012	2013
Europe	40%	33%	41%	33%
Asia and Pacific	30%	38%	29%	38%
North America	12%	9%	12%	9%
Latin America	7%	9%	7%	9%
Middle East and Africa	11%	11%	11%	11%
Total	100%	100%	100%	100%

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2013

The classification of regions in the tables above and in the table and discussion below is determined based on the principal location of the lessee of each aircraft.
For the three months ended June 30, 2012, one customer accounted for 10% of lease rental revenue and four additional customers accounted for a combined 26% of lease rental revenue. No other customer accounted for more than 5% of lease rental revenue. For the three months ended June 30, 2013, one customer accounted for 8% of lease rental revenue and four additional customers accounted for a combined 23% of lease rental revenue. No other customer accounted for more than 5% of lease rental revenue.
For the six months ended June 30, 2012, one customer accounted for 10% of lease rental revenue and four additional customers accounted for a combined 26% of lease rental revenue. No other customer accounted for more than 5% of lease rental revenue. For the six months ended June 30, 2013, one customer accounted for 8% of lease rental revenue and four additional customers accounted for a combined 23% of lease rental revenue. No other customer accounted for more than 5% of lease rental revenue.
The following table sets forth revenue attributable to individual countries representing at least 10% of total revenue (including maintenance revenue) based on each lessee’s principal place of business:

	Three Months Ended June 30,
	2012			2013
Country	Revenue	Percent of Total Revenue	Number of Lessees	Revenue	Percent of Total Revenue	Number of Lessees
China	$18,638	11%	4	$17,610	10%	4
Russia(1)	17,376	10%	8	—	—%	—
Denmark(1)(2)	16,523	10%	2	—	—%	—

(1) Total revenue was less than 10% for the three months ended June 30, 2013.
(2) Total revenue attributable to Denmark for the three months ended June 30, 2012 includes $7,656 of maintenance revenue.

	Six Months Ended June 30,
	2012			2013
Country	Revenue	Percent of Total Revenue	Number of Lessees	Revenue	Percent of Total Revenue	Number of Lessees
China	$36,857	11%	4	$36,913	11%	4
United States	43,681	13%	6	33,002	10%	7
Russia(1)	32,807	10%	8	—	—%	—
_______________
(1) Total revenue was less than 10% for the six months ended June 30, 2013.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2013

Geographic concentration of net book value of flight equipment (includes net book value of flight equipment held for lease, net investment in finance leases and flight equipment held for sale) was as follows:

	December 31, 2012			June 30, 2013
Region	Number of Aircraft		Net Book Value %	Number of Aircraft	Net Book Value %
Europe	68		35%	69	36%
Asia and Pacific	50		34%	50	34%
North America	17		10%	18	10%
Latin America	14		8%	14	8%
Middle East and Africa	8		12%	7	12%
Off-lease	2	(1)	1%	—	—%
Total	159		100%	158	100%

_______________

(1)	Includes one Boeing 767-300ER that was sold in the first quarter of 2013 and one Boeing 747-400BDSF aircraft which was delivered to a lessee in the second quarter of 2013.

The following table sets forth net book value of flight equipment (includes net book value of flight equipment held for lease and net investment in finance leases) attributable to individual countries representing at least 10% of net book value of flight equipment based on each lessee’s principal place of business as of:

	December 31, 2012			June 30, 2013
Country	Net Book Value	Net Book Value %	Number of Lessees	Net Book Value	Net Book Value %	Number of Lessees
China(1)	$515,194	11%	4	$—	—%	—
_______________
(1) The net book value of flight equipment was less than 10% as of June 30, 2013.

 At December 31, 2012 and June 30, 2013, the amounts of lease incentive liabilities recorded in maintenance payments on the consolidated balance sheets were $15,587 and $19,896, respectively.

Note 4. Net Investment in Finance Leases
At June 30, 2013, our net investment in finance leases represents six aircraft leased to a customer in Germany and four aircraft leased to two customers in the United States. The following table lists the components of our net investment in finance leases at June 30, 2013:

Amount
Total lease payments to be received	$129,728
Less: Unearned income	(69,474)
Estimated residual values of leased flight equipment (unguaranteed)	67,250
Net investment in finance leases	$127,504

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2013

At June 30, 2013, minimum future lease payments on finance leases are as follows:

Year Ending December 31,	Amount
Remainder of 2013	$12,153
2014	24,222
2015	24,222
2016	24,222
2017	23,308
Thereafter	21,601
Total	$129,728

Note 5. Variable Interest Entities
Aircastle consolidates eight VIEs of which it is the primary beneficiary. The operating activities of these VIEs are limited to acquiring, owning, leasing, maintaining, operating and, under certain circumstances, selling the 18 aircraft discussed below.
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
Aircastle is the primary beneficiary of ACS Ireland and ACS Ireland 2 (collectively, the “ACS Ireland VIEs”), as we have both the power to direct the activities of the VIEs that most significantly impact the economic performance of such VIEs and we bear the significant risk of loss and participate in gains through Class E-1 Securities. Although Aircastle has not guaranteed the ACS Ireland VIEs debt, Aircastle wholly owns the ACS Bermuda Group which has fully and unconditionally guaranteed the ACS Ireland VIEs obligations. The activity that most significantly impacts the economic performance is the leasing of aircraft. Aircastle Advisor (Ireland) Limited (Aircastle’s wholly owned subsidiary) is the remarketing servicer and is responsible for the leasing of the aircraft. An Irish charitable trust owns 95% of the common shares of the ACS Ireland VIEs. The Irish charitable trust’s risk is limited to its annual dividend of $2 per VIE. At June 30, 2013, the assets of the two VIEs include 11 aircraft transferred into the VIEs at historical cost basis in connection with Securitization No. 1 and Securitization No. 2.
The combined assets of the ACS Ireland VIEs as of June 30, 2013 are $325,611. The combined liabilities of the ACS Ireland VIEs, net of $72,068 Class E-1 Securities held by the Company, which is eliminated in consolidation, as of June 30, 2013 are $278,978.

ECA Term Financings
Aircastle, through various subsidiaries, each of which is owned by a charitable trust (such entities, collectively the “Air Knight VIEs”), entered into eleven different twelve-year term loans, which are supported by guarantees from Compagnie Francaise d’ Assurance pour le Commerce Exterieur, (“COFACE”), the French government sponsored export credit agency (“ECA”). These loans provided for the financing for eleven new Airbus Model A330-200 aircraft. In June 2011, we repaid one of these loans from the proceeds of the sale of the related aircraft. In June 2013, we repaid two of these loans from the proceeds of the sale of the related aircraft. We sold an additional aircraft in June 2013, and we posted cash, which is reflected in restricted cash and cash equivalents on the consolidated balance sheet, as collateral for the related term loan until we pay-off the loan or substitute an aircraft. At June 30, 2013, Aircastle had eight outstanding term loans with guarantees from COFACE. We refer to these COFACE-supported financings as “ECA Term Financings.”

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2013

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
The only assets that the Air Knight VIEs have on their books are financing leases that are eliminated in the consolidated financial statements and deferred financing costs. The related aircraft, with a net book value as of June 30, 2013 were $585,646, are included in our flight equipment held for lease. The consolidated debt outstanding of the Air Knight VIEs as of June 30, 2013 is $515,034.

Note 6. Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured term debt financings were as follows:

	At December 31, 2012	At June 30, 2013
Debt Obligation	Outstanding Borrowings	Outstanding Borrowings	Interest Rate(1)	Final Stated Maturity(2)
Secured Debt Financings:
Securitization No. 1	$309,505	$252,826	0.46%	06/20/31
Securitization No. 2	772,863	681,509	0.50%	06/14/37
ECA Term Financings	652,916	515,034	2.09% to 3.96%	12/3/21 to 11/30/24
Bank Financings	112,750	189,466	1.09% to 4.57%	09/15/15 to 02/13/20
Total secured debt financings	1,848,034	1,638,835

Unsecured Debt Financings:
Senior Notes due 2017	500,000	500,000	6.75%	04/15/17
Senior Notes due 2018	450,642	450,585	9.75%	08/01/18
Senior Notes due 2019	500,000	500,000	6.250%	12/01/19
Senior Notes due 2020	300,000	300,000	7.625%	04/15/20
2012 Revolving Credit Facility	—	—	N/A	12/19/15
Total unsecured debt financings	1,750,642	1,750,585

Total secured and unsecured debt financings	$3,598,676	$3,389,420

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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2013

The following securitizations include liquidity facility commitments described in the table below:

		Available Liquidity
Facility	Liquidity Facility Provider	December 31, 2012	June 30, 2013	Unused Fee	Interest Rate on any Advances
Securitization No. 1	Crédit Agricole Corporate and Investment Bank	$42,000	$42,000	0.45%	1M Libor + 1.00
Securitization No. 2	HSH Nordbank AG	65,000	65,000	0.50%	1M Libor + 0.75

ECA Term Financings

In June 2013, we repaid in full the outstanding principal balances on two of our ECA term financings in the total amount of $111,693, plus accrued interest, interest rate derivative breakage fees of $2,954, and accrued interest on the terminated interest rate derivatives. During the second quarter of 2013, we wrote off $3,825 of deferred financing fees which is reflected in interest expense on the consolidated statement of income. We sold an additional aircraft in June 2013, and we posted cash, which is reflected in restricted cash and cash equivalents on the consolidated balance sheet, as collateral for the related term loan until we pay-off the loan or substitute an aircraft.

Bank Financings

In May 2013, we assumed three floating rate loans and one fixed rate loan totaling $91,797 in connection with the acquisition of two Airbus Model A320-200 aircraft and two Boeing Model 737-800 aircraft. At June 30, 2013, these four loans had a weighted average interest rate of 1.65% and mature in 2018 and 2020.

We include these loan facilities in “Bank Financings”. Aircastle Limited has guaranteed the repayment of these Bank Financings.
As of June 30, 2013, we are in compliance with all applicable covenants in all of our financings.

Note 7. Dividends
The following table sets forth the quarterly dividends declared by our board of directors for the periods covered in this report:

Declaration Date	Dividend per Common Share	Aggregate Dividend Amount	Record Date	Payment Date
February 17, 2012	$0.150	$10,865	February 29, 2012	March 15, 2012
May 2, 2012	$0.150	$10,847	May 31, 2012	June 15, 2012
August 1, 2012	$0.150	$10,464	August 31, 2012	September 14, 2012
November 5, 2012	$0.165	$11,493	November 30, 2012	December 14, 2012
February 18, 2013	$0.165	$11,268	March 4, 2013	March 15, 2013
May 1, 2013	$0.165	$11,297	May 31, 2013	June 14, 2013

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2013

Note 8.  Shareholders' Equity
During January 2013, we repurchased 679,292 common shares at an aggregate cost of $8,579 including commissions. The remaining dollar value of common shares that may be purchased under the repurchase program approved by the Company's Board of Directors on November 5, 2012 is $30,000.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Weighted-average shares:
Common shares outstanding	71,723,014	67,828,919	71,709,976	67,862,513
Restricted common shares	589,163	631,368	609,601	508,288
Total weighted-average shares	72,312,177	68,460,287	72,319,577	68,370,801

Percentage of weighted-average shares:
Common shares outstanding	99.19%	99.08%	99.16%	99.26%
Restricted common shares	0.81%	0.92%	0.84%	0.74%
Total	100.00%	100.00%	100.00%	100.00%

The calculations of both basic and diluted earnings per share are as follows:

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2013

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Earnings (loss) per share – Basic:
Net income (loss)	$16,324	$32,854	$48,926	$55,918
Less: Distributed and undistributed earnings allocated to restricted common shares (a)	(133)	(303)	(412)	(416)
Earnings (loss) available to common shareholders – Basic	$16,191	$32,551	$48,514	$55,502

Weighted-average common shares outstanding – Basic	71,723,014	67,828,919	71,709,976	67,862,513

Earnings (loss) per common share – Basic	$0.23	$0.48	$0.68	$0.82

Earnings (loss) per share – Diluted:
Net income (loss)	$16,324	$32,854	$48,926	$55,918
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(133)	(303)	(412)	(416)
Earnings (loss) available to common shareholders – Diluted	$16,191	$32,551	$48,514	$55,502

Weighted-average common shares outstanding – Basic	71,723,014	67,828,919	71,709,976	67,862,513
Effect of dilutive shares(b)	—	—	—	—
Weighted-average common shares outstanding – Diluted	71,723,014	67,828,919	71,709,976	67,862,513

Earnings (loss) per common share – Diluted	$0.23	$0.48	$0.68	$0.82

(a)
For the three months ended June 30, 2012 and 2013, distributed and undistributed earnings to restricted shares is 0.81% and 0.92%, respectively, of net income. For the six months ended June 30, 2012 and 2013, distributed and undistributed earnings to restricted shares is 0.84% and 0.74%, respectively, of net income. The amount of restricted share forfeitures for all periods present is immaterial to the allocation of distributed and undistributed earnings.

(b)	For the three and six months ended June 30, 2012 and 2013, we had no dilutive shares.

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
The sources of income from continuing operations before income taxes for the three and six months ended June 30, 2012 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
U.S. operations	$357	$791	$681	$1,196
Non-U.S. operations	17,313	35,795	52,520	62,038
Total	$17,670	$36,586	$53,201	$63,234

All of our aircraft-owning subsidiaries that are recognized as corporations for U.S. tax purposes are non-U.S. corporations. These non-U.S. subsidiaries generally earn income from sources outside the United States and typically

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2013

are not subject to U.S. federal, state or local income taxes unless they operate within the U.S., in which case they may be subject to federal, state and local income taxes. We also have a U.S. based subsidiary which provides management services to our non-U.S. subsidiaries and is subject to U.S. federal, state and local income taxes.
The consolidated income tax expense for the three and six months ended June 30, 2012 and 2013 was determined based upon estimates of the Company's consolidated effective income tax rates for the years ending December 31, 2012 and 2013, respectively.
The Company's effective tax rate for the three and six months ended June 30, 2012 was 7.6% and 8.0%, respectively, compared to 10.2% and 11.6%, respectively, for the three and six months ended June 30, 2013. Movements in the effective tax rates are due primarily to changes in the proportion of the Company's earnings in taxable and non-tax jurisdictions. Because the geographic mix of pre-tax profits and losses in interim periods may not be reflective of full year results, this distorts our interim period effective tax rate.
Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Notional U.S. federal income tax expense (benefit) at the statutory rate	$6,184	$12,805	$18,620	$22,132
U.S. state and local income tax, net	25	52	49	86
Non-U.S. operations:
Bermuda	(2,132)	(8,989)	(10,764)	(12,865)
Ireland	(1,645)	410	(1,675)	(491)
Other	(1,138)	(635)	(2,058)	(1,729)
Non-deductible expenses in the U.S.	57	97	112	199
Other	(5)	(8)	(9)	(16)
Income tax provision (benefit)	$1,346	$3,732	$4,275	$7,316

Note 11. Interest, Net
The following table shows the components of interest, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities(1)	$48,798	$50,823	$93,767	$99,414
Hedge ineffectiveness (gains) losses	1,885	(24)	366	104
Amortization of interest rate derivatives related to deferred losses	8,866	9,711	12,937	17,985
Amortization of deferred financing fees (2)	4,975	6,346	7,691	8,781
Interest Expense	64,524	66,856	114,761	126,284
Less interest income	(173)	(200)	(344)	(476)
Less capitalized interest	(230)	—	(1,315)	—
Interest, net	$64,121	$66,656	$113,102	$125,808

(1) For the three and six months ended June 30, 2013, includes the loan termination fee of $2,954 related to two ECA aircraft sold in June 2013.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2013

(2) For the three and six months ended June 30, 2012, includes the write-off of deferred financings fees of $2,914 related to the repayment of Term Financing No. 1. For the three and six months ended June 30, 2013, includes the write-off of deferred financings fees of $3,825 related to the repayment of two ECA Financings.

Note 12. Commitments and Contingencies
At June 30, 2013, we had commitments to acquire three aircraft during the remainder of 2013 for $141,000.

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
We held the following interest rate derivatives as of June 30, 2013:

	Derivative Liabilities
Hedged Item	Current Notional Amount	Effective Date	Maturity Date	Future Maximum Notional Amount	Floating Rate	Fixed Rate	Balance Sheet Location	Fair Value
Interest rate derivatives designated as cash flow hedges:
Securitization No. 1	$227,698	Jun-06	Jun-16	$227,698	1M LIBOR + 0.27%	5.78%	Fair value of derivative liabilities	$29,191
Securitization No. 2	525,806	Jun-12	Jun-17	525,806	1M LIBOR	1.26% to 1.28%	Fair value of derivative liabilities	6,265
Total interest rate derivatives designated as cash flow hedges	$753,504			$753,504				$35,456

Interest rate derivatives not designated as cash flow hedges:
Securitization No. 1	89,627	Jun-06	Jun-16	89,627	1M LIBOR + 0.27%	5.78%	Fair value of derivative liabilities	11,490
Total interest rate derivatives not designated as cash flow hedges	89,627			89,627				11,490

Total interest rate derivative liabilities	$843,131			$843,131				$46,946

The weighted average interest pay rates of these derivatives at December 31, 2012 and June 30, 2013 were 2.91% and 2.97%, respectively.
For the six months ended June 30, 2013, the amount of loss reclassified from accumulated other comprehensive income (“OCI”) into interest expense related to net interest settlements on active interest rate derivatives was $9,241. The amount of loss expected to be reclassified from OCI into interest expense over the next 12 months related to net interest settlements on active interest rate derivatives is $16,375.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2013

Our interest rate derivatives involve counterparty credit risk. As of June 30, 2013, our interest rate derivatives are held with the following counterparties: JP Morgan Chase Bank NA, Citibank Canada NA, and Wells Fargo Bank NA. All of our counterparties or guarantors of these counterparties are considered investment grade (senior unsecured ratings of Baa2 or above) by Moody’s Investors Service. All are also considered investment grade (long-term foreign issuer ratings of A- or above) by Standard and Poor’s. We do not anticipate that any of these counterparties will fail to meet their obligations.
In addition to the derivative liability above, another component of the fair value of our interest rate derivatives is accrued interest. As of June 30, 2013, accrued interest payable included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheet was $802 related to interest rate derivatives designated as cash flow hedges and $185 related to interest rate derivatives not designated as cash flow hedges.
Following is the effect of interest rate derivatives on the statement of financial performance for the six months ended June 30, 2013:

Effective Portion				Ineffective Portion
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (a)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (b)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative (c)
Interest rate derivatives	$2,959	Interest expense	$(26,979)	Interest expense	$(106)

(a)
This represents the change in fair market value of our interest rate derivatives since year end, net of taxes, offset by the amount of actual cash paid related to the net settlements of the interest rate derivatives for the six months ended June 30, 2013.

(b)
This represents the amount of actual cash paid, net of taxes, related to the net settlements of the interest rate derivatives for the six months ended June 30, 2013 plus any effective amortization of net deferred interest rate derivative losses.

(c)	This represents both realized and unrealized ineffectiveness incurred during the six months ended June 30, 2013.

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain or (Loss) Recognized in Income On Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate derivatives	Other income (expense)	$2,872
On an ongoing basis, terminated swap notionals are evaluated against debt forecasts. To the extent that interest payments are deemed remote to occur, deferred gains or losses are accelerated into interest expense as applicable.
For the six months ended June 30, 2013, the amount of deferred net loss (including $2,027 of accelerated amortization driven by aircraft sales in 2013) reclassified from OCI into interest expense related to our terminated interest rate derivatives was $17,240. The amount of deferred net loss expected to be reclassified from OCI into interest expense over the next 12 months related to our terminated interest rate derivatives is $25,782 of which $16,899 relates to Term Financing No. 1 interest rate derivatives terminated in 2012, $1,373 relates to Term Financing No. 1 derivatives terminated in 2008, $6,166 relates to ECA Term Financings for New A330 Aircraft and $1,344 relates to other financings.

For the six months ended June 30, 2013, the amount of effective deferred loss reclassified from OCI into interest expense related to our undesignated active interest rate derivative was $745. The amount of effective deferred loss expected to be reclassified from OCI into interest expense over the next 12 months related to our undesignated active interest rate derivative under our Securitization No. 1 is $1,678.
The following table summarizes amounts charged directly to the consolidated statement of income for the three and six months ended June 30, 2012 and 2013, respectively, related to our interest rate derivatives:

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2013

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Interest expense:
Hedge ineffectiveness (gains) losses	$1,885	$(24)	$366	$104
Amortization:
Accelerated amortization of deferred losses(1)	—	2,027	—	2,027
Amortization of loss of designated interest rate derivative	—	404	—	745
Amortization of deferred losses	8,866	7,280	12,937	15,213
Total Amortization	8,866	9,711	12,937	17,985
Total charged to interest expense	$10,751	$9,687	$13,303	$18,089

Other income:
Mark to market (losses) gains on undesignated interest rate derivatives	$712	$1,657	$599	$2,872
Total charged to other income	$712	$1,657	$599	$2,872
__________
(1) For the three and six months ended June 30, 2013, represents accelerated amortization of deferred hedge losses related to two aircraft sold in June 2013.

Note 14. Other Assets
The following table describes the principal components of other assets on our consolidated balance sheet as of:

	December 31, 2012	June 30, 2013
Debt investments	$40,388	$—
Deferred debt issuance costs, net of amortization of $54,146 and $56,480, respectively	55,087	47,283
Deferred federal income tax asset	22,207	23,481
Lease incentives and lease premiums, net of amortization of $26,902 and $32,833, respectively	62,822	75,696
Flight equipment held for sale	—	5,830
Other assets	6,260	16,095
Total other assets	$186,764	$168,385

Note 15. Accounts Payable, Accrued Expenses and Other Liabilities
The following table describes the principal components of accounts payable, accrued expenses and other liabilities recorded on our consolidated balance sheet as of:

	December 31, 2012	June 30, 2013
Accounts payable and accrued expenses	$21,507	$27,223
Deferred federal income tax liability	48,217	53,037
Accrued interest payable	38,273	37,394
Lease discounts, net of amortization of $7,328 and $7,849 respectively	596	1,199
Total accounts payable, accrued expenses and other liabilities	$108,593	$118,853

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2013

Note 16. Accumulated Other Comprehensive Income
The following table describes the principal components of accumulated other comprehensive income recorded on our consolidated balance sheet as of:

Changes in accumulated other comprehensive income by component(a)	Three Months Ended June 30,	Six Months Ended June 30,
	2013	2013
Beginning balance	$(114,190)	$(126,290)

Amount recognized in other comprehensive income on derivatives, net of tax expense of $71 and $64, respectively	3,684	2,959
Amounts reclassified from accumulated other comprehensive income into income, net of tax expense of $122 and $247, respectively	14,154	26,979
Net current period other comprehensive income	17,838	29,938

Ending balance	$(96,352)	$(96,352)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

Reclassifications from accumulated other comprehensive income(a)	Three Months Ended June 30,	Six Months Ended June 30,
	2013	2013

Losses on cash flow hedges
Amount of effective amortization of net deferred interest rate derivative losses(b)	$9,711	$17,985
Effective amount of net settlements of interest rate derivatives, net of tax expense of $122 and $247, respectively(b)	4,443	8,994
Amount of loss reclassified from accumulated other comprehensive income into income(c)	$14,154	$26,979

(a) All amounts are net of tax.
(b) Included in interest expense.
(c) This represents the effective amounts of actual cash paid related to the net settlements of the interest rate derivatives plus any effective amortization of net deferred interest rate derivative losses (see Note 13. - Derivatives).

Note 17. Subsequent Events

In July 2013, we issued 12,320,000 of our common shares, par value US$0.01, at a price of $17.00 per share to an affiliate of Marubeni Corporation, a Japanese corporation (the "Investor"). In June 2013, we also entered into a Shareholder Agreement with the Investor, which became effective in July 2013 upon the closing of the issuance.

In early August 2013, we amended and restructured our existing $150,000 2012 Revolving Credit Facility with a new unsecured revolving credit facility (“the 2013 Revolving Credit Facility”).  The 2013 Revolving Credit Facility was initially sized at $335,000 and can be increased to a maximum of $400,000.  The 2013 Revolving Credit Facility has a term of three years and is scheduled to expire in August 2016. The lending group consists of Citibank, N.A., Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., Royal Bank of Canada, DBS Bank Ltd., Los Angeles Agency, Credit Agricole Corporate and Investment Bank and Union Bank, N.A.

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

OVERVIEW
We acquire, lease, and sell high-utility commercial jet aircraft. High-utility aircraft are generally modern, operationally efficient jets with many operators and long useful lives. As of June 30, 2013, our portfolio consisted of 158 aircraft leased to 67 lessees located in 36 countries. Our aircraft fleet is managed by an experienced team based in the United States, Ireland and Singapore. Typically, our aircraft are subject to net leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs, although in a majority of cases, we are obligated to pay a portion of specified maintenance or modification costs. From time to time, we also make investments in other aviation assets, including debt investments secured by commercial jet aircraft. Our revenues and net income for the three and six months ended June 30, 2013 were $170.4 million and $32.9 million, and $346.6 million and $55.9 million, respectively.
The commercial jet aircraft market has grown 41% over the past 10 years and, in response, production levels for new aircraft by Boeing and Airbus have increased significantly during this time. For the first six months of 2013, air traffic data demonstrated improvement in both the passenger markets and the air cargo markets. According to the International Air Transport Association, global passenger traffic increased by 4.8% while air cargo traffic, measured in freight ton kilometers, increased 0.1% as compared to the same period in 2012. Increasing global GDP levels together with a proliferation of passenger air travel in emerging economies has driven the long-term growth in the commercial passenger jet aircraft market. On the other hand, the air cargo market has been sluggish since 2011, reflecting very low levels of world trade growth during this time.
The share of the world's commercial jet aircraft owned by leasing companies has expanded to 40% as compared to 25% ten years ago. The growing share of the world's aircraft fleet owned by aircraft lessors reflects more efficient and plentiful access to capital enjoyed by leasing companies in general, together with increased investment opportunities set resulting from higher new aircraft production levels. However, competition for aircraft investments, particularly for certain models such as newer, narrow-body aircraft, has increased over the past two years with the entrance of several new players as well as increased activity from many existing lessors.
The overall financing environment has improved over the past two to three years and aircraft owners have generally benefited from the low interest rate environment. Particularly strong conditions in the debt capital markets have provided select borrowers with access to such markets attractively priced, flexible financing that gives them a competitive advantage over airlines and lessors that lack similar access. Moreover, traditional asset-based financing for aircraft from banks remains limited, particularly for older aircraft.
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

We intend to pay quarterly dividends to our shareholders based on the company’s sustainable earnings levels; however, our ability to pay quarterly dividends will depend upon many factors, including those as previously disclosed in Aircastle’s 2012 Annual Report on Form 10-K. On February 18, 2013, our board of directors declared a regular quarterly dividend of $0.165 per common share, or an aggregate of $11.3 million, for the three months ended March 31, 2013, which was paid on March 15, 2013 to holders of record on March 4, 2013. On May 1, 2013, our board of directors declared a regular quarterly dividend of $0.165 per common share, or an aggregate of $11.3 million for the three months ended June 30, 2013, which was paid on June 14, 2013 to holders of record on May 31, 2013. These dividends may not be indicative of the amount of any future dividends.

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
When we acquire a leased aircraft, determining the fair value of the attached lease requires us to make assumptions regarding the current fair value of that lease. In doing so, we estimate a range of current lease rates of like aircraft in order to determine if the relevant lease is within a fair value range. If the lease rental is below or above the range of current lease rates, we present value the estimated amount below or above the fair value range over the remaining term of the lease. The resulting lease discount or premium is recorded as a liability or asset and is amortized into lease rental income over the remaining term of the lease.

2013 Lease Expirations and Lease Placements
We started the year with 19 aircraft having scheduled lease expirations in 2013 and we have leased, extended or sold 14 of these aircraft. The remaining 5 aircraft that we are marketing for lease or sale represented 1.8% of our total net book value of flight equipment (including flight equipment held for lease and net investment in finance leases) at June 30, 2013 and are expected to return to us off-lease in the fourth quarter of 2013. In the first half of 2013, we also leased or sold seven aircraft that were off-lease earlier in the year.

2014-2017 Lease Expirations and Lease Placements
Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in the period 2014-2017 representing the percentage of our net book value of flight equipment (including flight equipment held for lease and net investment in finance leases) at June 30, 2013 specified below:

•	2014: 37 aircraft, representing 17%;

•	2015: 19 aircraft, representing 7%;

•	2016: 26 aircraft, representing 12%; and

•	2017: 27 aircraft, representing 21%.

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

Acquisitions and Disposals
Thus far in 2013, we invested in ten aircraft for $454.8 million as follows:

•	three aircraft for $294.8 million with ages of less than five years;

•	four aircraft for $108.1 million between five and ten years in age;

•	two aircraft for $40.1 million between ten and fifteen years in age; and

•	one aircraft for $11.8 million with an age of over fifteen years.
As of June 30, 2013, we had commitments to acquire three aircraft for $141.0 million. Since June 30, 2013, we made additional commitments to acquire four aircraft for $371.2 million, for total commitments of $512.2 million.
During the first six months of 2013, the aggregate sales price for flight equipment sold was $253.9 million, which resulted in a net gain of $22.5 million. We repaid debt associated with this flight equipment in the amount of $154.7 million.

The following table sets forth certain information with respect to the aircraft owned by us as of June 30, 2013:
AIRCASTLE AIRCRAFT INFORMATION (dollars in millions)

Owned Aircraft as of June 30, 2013(1)
Flight Equipment	$4,779
Unencumbered Flight Equipment	$2,346
Number of Aircraft	158
Number of Unencumbered Aircraft	76
Number of Lessees	67
Number of Countries	36
Weighted Average Age – Passenger (years)(2)	10.0
Weighted Average Age – Freighter (years)(2)	13.3
Weighted Average Age – Combined (years)(2)	10.8
Weighted Average Remaining Passenger Lease Term (years)(3)	5.0
Weighted Average Remaining Freighter Lease Term (years)(3)	4.0
Weighted Average Remaining Combined Lease Term (years)(3)	4.7
Weighted Average Fleet Utilization during the three months ended June 30, 2013(4)	98%
Weighted Average Fleet Utilization during the six months ended June 30, 2013(4)	98%
Portfolio Yield for the three months ended June 30, 2013(5)	13.4%
Portfolio Yield for the six months ended June 30, 2013(5)	13.5%

(1)	Calculated using net book value of flight equipment held for lease and net investment in finance leases at period end.

(2)	Weighted average age (years) by net book value.

(3)	Weighted average remaining lease term (years) by net book value.

(4)	Aircraft on-lease days as a percent of total days in period weighted by net book value.

(5)	Lease rental revenue for the period as a percent of the average net book value of flight equipment held for lease for the period; quarterly information is annualized.

Our owned aircraft portfolio as of June 30, 2013 is listed in Exhibit 99.1 to this report.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of June 30, 2013
	Number of Aircraft	% of Net Book Value(1)
Aircraft Type
Passenger:
Narrowbody	97	39%
Midbody	36	31%
Widebody	3	7%
Total Passenger	136	77%
Freighter	22	23%
Total	158	100%

Manufacturer
Boeing	99	57%
Airbus	54	40%
Embraer	5	3%
Total	158	100%

Regional Diversification
Europe	69	36%
Asia and Pacific	50	34%
North America	18	10%
Latin America	14	8%
Middle East and Africa	7	12%
Total	158	100%

(1)	Calculated using net book value of flight equipment held for lease, net investment in finance leases and flight equipment held for sale at period end.

Our largest customer represents less than 7% of the net book value of flight equipment held for lease (includes net book value of flight equipment held for lease and net investment in finance leases) at June 30, 2013. Our top 15 customers for aircraft we owned at June 30, 2013, representing 63 aircraft and 56% of the net book value of flight equipment held for lease, are as follows:

Percent of Net Book Value	Customer	Country	Number of Aircraft
Greater than 6% per customer	South African Airways	South Africa	4

3% to 6% per customer	Emirates	United Arab Emirates	2
	US Airways	USA	11
	Garuda	Indonesia	4
	SriLankan Airlines	Sri Lanka	5
	AirBridge Cargo(1)	Russia	2
	Thai Airways	Thailand	1
	Martinair(2)	Netherlands	4
	Jet Airways	India	6
	Azul	Brazil	5

Less than 3% per customer	GOL (3)	Brazil	7
	Air Atlanta	Iceland	3
	Asiana Airlines	South Korea	2
	Iberia Airlines	Spain	6
	Cathay Pacific	Hong Kong	1

(1)	Guaranteed by Volga-Dnepr Airlines.

(2)	Martinair is a wholly owned subsidiary of KLM. If combined with KLM and two other affiliated customers, represents 7% of flight equipment held for lease.

(3)	GOL has guaranteed the obligations of an affiliate, VRG Linhas Aereas.

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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2012 to the three months ended June 30, 2013:

	Three Months Ended June 30,
	2012	2013
	(Dollars in thousands)
Revenues:
Lease rental revenue	$153,624	$157,918
Finance lease revenue	956	4,114
Amortization of net lease premiums, discounts and lease incentives	2,044	(8,709)
Maintenance revenue	13,535	13,185
Total lease revenue	170,159	166,508
Other revenue	2,022	3,870
Total revenues	172,181	170,378
Operating expenses:
Depreciation	67,097	72,079
Interest, net	64,121	66,656
Selling, general and administrative	11,511	13,182
Impairment of aircraft	10,111	—
Maintenance and other costs	5,243	6,138
Total operating expenses	158,083	158,055
Other income:
Gain on sale of flight equipment	2,855	21,317
Other	717	2,946
Total other income	3,572	24,263
Income from continuing operations before income taxes	17,670	36,586
Income tax provision	1,346	3,732
Net income	$16,324	$32,854

Revenues:
Total revenues decreased by 1.1%, or $1.8 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, primarily as a result of the following:
Lease rental revenue. The increase in lease rental revenue of $4.3 million for the three months ended June 30, 2013 as compared to the same period in 2012 was primarily the result of:

•	$22.9 million of revenue reflecting the full quarter impact of 16 aircraft purchased in 2012 and nine aircraft purchased in 2013; and

•	$4.2 million due to lease extensions and transitions.
This increase was offset partially by a decrease in lease rental revenue of:

•	$13.3 million from the effect of lease terminations and other changes; and

•	$9.5 million due to aircraft sales and disposals.

Finance lease revenue: For the three months ended June 30, 2013, $4.1 million of interest income from finance leases was recognized as compared to $1.0 million of interest income from finance leases recorded for the same period in 2012.

Amortization of net lease premiums, discounts and lease incentives.

	Three Months Ended June 30,
	2012	2013
	(Dollars in thousands)
Amortization of lease incentives	$2,260	$(6,829)
Amortization of lease premiums	(672)	(2,184)
Amortization of lease discounts	456	304
Amortization of net lease premiums, discounts and lease incentives	$2,044	$(8,709)
As more fully described above under “Revenues”, lease incentives represent our estimated portion of the lessee’s cost for heavy maintenance, overhaul or replacement of certain high-value components which is amortized over the life of the related lease. As we enter into new leases, the amortization of lease incentives generally increases and, conversely, if a related lease terminates, the related unused lease incentive liability will reduce the amortization of lease incentives. The decrease in amortization of lease incentives of $9.1 million was primarily attributable to the reversal of $6.6 million of lease incentive amortization in the second quarter of 2012 related to two unscheduled lease transitions and one scheduled lease transition, resulting in lower amortization of lease incentives for the three months ended June 30, 2012 as compared to the same period in 2013.
As more fully described above under “Revenues”, lease premiums represent the present value of the amount above current lease rates for acquired aircraft with attached leases. The increase in amortization of lease premiums of $1.5 million for the three months ended June 30, 2013 as compared to the same period in 2012 primarily resulted from additional amortization on 11 aircraft purchased during 2012.

Maintenance revenue.

	Three Months Ended June 30,
	2012		2013
	Dollars (in thousands)	Number of Leases	Dollars (in thousands)	Number of Leases
Unscheduled lease terminations	$4,952	2	$3,235	1
Scheduled lease terminations	8,583	3	9,950	4
Maintenance revenue	$13,535	5	$13,185	5
Unscheduled lease terminations. For the three months ended June 30, 2012, we recorded maintenance revenue from unscheduled lease terminations of $5.0 million primarily associated with two aircraft returned in 2012. Comparatively, for the same period in 2013, we recorded maintenance revenue totaling $3.2 million from unscheduled lease terminations primarily associated with one aircraft returned in the second quarter of 2013 resulting from an early termination agreement with the lessee.
Scheduled lease terminations. For the three months ended June 30, 2012, we recorded maintenance revenue from scheduled lease terminations of $8.6 million primarily associated with three scheduled lease terminations. Comparatively, for the same period in 2013, we recorded $10.0 million, primarily associated with maintenance revenue from four scheduled lease terminations.
Other revenue. For the three months ended June 30, 2012, other revenue was $2.0 million comprised of $1.1 million of interest on our debt investments and $0.8 million recognized in additional fees paid by lessees in connection with early termination of two leases. For the three months ended June 30, 2013, other revenue was $3.9 million which represents additional fees paid by one lessee in connection with the early termination of one lease.

Operating expenses:
Total operating expenses were flat for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, primarily as a result of the following:

Depreciation expense increased by 7.4%, or $5.0 million for the three months ended June 30, 2013 as compared to the same period in 2012. The net increase is primarily the result of :

•	a $7.0 million increase in depreciation for aircraft acquired; and

•	a $4.0 million increase due to changes in asset lives and residual values.
This increase was partially offset by:

•	a $5.5 million decrease in depreciation for aircraft disposals.

Interest, net consisted of the following:

	Three Months Ended June 30,
	2012	2013
	(Dollars in thousands)
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$48,798	$50,823
Hedge ineffectiveness losses (gains)	1,885	(24)
Amortization of interest rate derivatives related to deferred losses	8,866	9,711
Amortization of deferred financing fees and notes discount	4,975	6,346
Interest Expense	64,524	66,856
Less interest income	(173)	(200)
Less capitalized interest	(230)	—
Interest, net	$64,121	$66,656
Interest, net increased by $2.5 million, or 4.0%, over the three months ended June 30, 2012. The net increase is primarily a result of:

•
a $2.0 million increase in interest expense on our borrowings driven by loan breakage fees in connection with the early repayment of two ECA loans of $3.0 million and the impact of higher weighted average debt outstanding ($3.51 billion for the three months ended June 30, 2013 as compared to $3.19 billion for the three months ended June 30, 2012), offset by lower interest due to lower weighted average interest rate, $6.0 million (5.5% for the three months ended June 30, 2013 as compared to 6.2% for the three months ended June 30, 2012);

•	a $1.9 million decrease in hedge ineffectiveness resulting from changes in our debt forecast;

•	a $1.4 million increase in amortization of deferred financing fees primarily due to the write-off of fees related to the early repayment of two ECA loans in June 2013; and

•	a $0.8 million increase in amortization of deferred losses reflecting swap loss amortization related to the early repayment of two ECA Loans.

Selling, general and administrative expenses for the three months ended June 30, 2013 increased slightly over the same period in 2012. Non-cash share based expense was $0.9 million and $1.1 million for the three months ended June 30, 2012 and 2013, respectively.

Other income:
Total other income for the three months ended June 30, 2013 was $24.3 million as compared to $3.6 million for the same period in 2012. The increase was due to a $18.5 million increase on gain on sale of flight equipment and a $0.9 million increase related to the mark to market value of an undesignated interest rate derivative.

Income tax provision
Our provision for income taxes for the three months ended June 30, 2012 and 2013 was $1.3 million and $3.7 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland and the United States. The increase in our income tax provision of approximately $2.4 million for the three months ended June 30, 2013 as compared to the same period in 2012 was primarily attributable to an increase in operating income subject to tax in the U.S. and Ireland.
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

Other comprehensive income:

	Three Months Ended June 30,
	2012	2013
	(Dollars in thousands)
Net income	$16,324	$32,854
Net change in fair value of derivatives, net of tax expense of $139 and $193, respectively	5,799	8,127
Derivative loss reclassified into earnings	8,866	9,711
Total comprehensive income	$30,989	$50,692

Other comprehensive income was $50.7 million for the three months ended June 30, 2013, an increase of $19.7 million from the $31.0 million of other comprehensive income for the three months ended June 30, 2012. Other comprehensive income for the three months ended June 30, 2013 primarily consisted of:

•	$32.9 million of net income;

•
$8.1 million gain from a change in fair value of interest rate derivatives, net of taxes which is due primarily to net settlements for the three months ended June 30, 2013 partially offset by a slight loss due to a downward shift in the one-month LIBOR forward curve; and

•	$9.7 million of amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.
Other comprehensive income for the three months ended June 30, 2012 primarily consisted of:

•	$16.3 million of net income;

•
a $5.8 million gain from a change in fair value of interest rate derivatives, net of taxes which is due primarily to net settlements for the three months ended June 30, 2012, partially offset by a slight loss due to a downward shift in the one-month LIBOR forward curve; and

•	$8.9 million of amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.

RESULTS OF OPERATIONS
Comparison of the six months ended June 30, 2012 to the six months ended June 30, 2013:

	Six Months Ended June 30,
	2012	2013
	(Dollars in thousands)
Revenues:
Lease rental revenue	$305,866	$314,508
Finance lease revenue	956	7,998
Amortization of net lease premiums, discounts and lease incentives	446	(15,790)
Maintenance revenue	26,182	30,051
Total lease revenue	333,450	336,767
Other revenue	3,646	9,800
Total revenues	337,096	346,567
Operating expenses:
Depreciation	131,611	141,979
Interest, net	113,102	125,808
Selling, general and administrative	24,709	26,467
Impairment of aircraft	10,111	6,199
Maintenance and other costs	8,017	9,550
Total operating expenses	287,550	310,003
Other income:
Gain on sale of flight equipment	3,051	22,509
Other	604	4,161
Total other income	3,655	26,670
Income from continuing operations before income taxes	53,201	63,234
Income tax provision	4,275	7,316
Net income	$48,926	$55,918

Revenues:
Total revenues increased by 2.8%, or $9.5 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, primarily as a result of the following:
Lease rental revenue. The increase in lease rental revenue of $8.6 million for the six months ended June 30, 2013 as compared to the same period in 2012 was primarily the result of:

•	$44.9 million of revenue reflecting the full quarter impact of 17 aircraft purchased in 2012 and nine aircraft purchased in 2013; and

•	$9.9 million due to lease extensions and transitions.
This increase was offset partially by a decrease in lease rental revenue of:

•	$27.7 million from the effect of lease terminations and other changes; and

•	$18.4 million due to aircraft sales and disposals.

Finance lease revenue: For the six months ended June 30, 2013, $8.0 million of interest income from finance leases was recognized as compared to $1.0 million of interest income from finance leases recorded for the same period in 2012.

Amortization of net lease premiums, discounts and lease incentives.

	Six Months Ended June 30,
	2012	2013
	(Dollars in thousands)
Amortization of lease incentives	$1,323	$(12,186)
Amortization of lease premiums	(1,914)	(4,126)
Amortization of lease discounts	1,037	522
Amortization of net lease premiums, discounts and lease incentives	$446	$(15,790)
As more fully described above under “Revenues”, lease incentives represent our estimated portion of the lessee’s cost for heavy maintenance, overhaul or replacement of certain high-value components which is amortized over the life of the related lease. As we enter into new leases, the amortization of lease incentives generally increases and, conversely, if a related lease terminates, the related unused lease incentive liability will reduce the amortization of lease incentives. The decrease in amortization of lease incentives of $13.5 million was primarily attributable to the reversal of $9.6 million of lease incentive amortization in the six months ended June 30, 2012 related to three unscheduled lease transitions and two scheduled lease transitions, resulting in lower amortization of lease incentives for the six months ended June 30, 2012 as compared to the same period in 2013.
As more fully described above under “Revenues”, lease premiums represent the present value of the amount above current lease rates for acquired aircraft with attached leases. The increase in amortization of lease premiums of $2.2 million for the six months ended June 30, 2013 as compared to the same period in 2012 primarily resulted from additional amortization on 11 aircraft purchased during 2012.

Maintenance revenue.

	Six Months Ended June 30,
	2012		2013
	Dollars (in thousands)	Number of Leases	Dollars (in thousands)	Number of Leases
Unscheduled lease terminations	$14,811	4	$19,995	7
Scheduled lease terminations	11,371	4	10,056	4
Maintenance revenue	$26,182	8	$30,051	11
Unscheduled lease terminations. For the six months ended June 30, 2012, we recorded maintenance revenue from unscheduled lease terminations of $14.8 million primarily associated with four aircraft returned in 2012. Comparatively, for the same period in 2013, we recorded maintenance revenue totaling $20.0 million from unscheduled lease terminations primarily associated with seven aircraft returned in the first half of 2013 resulting from early termination agreements with those lessees.
Scheduled lease terminations. For the six months ended June 30, 2012, we recorded maintenance revenue from scheduled lease terminations of $11.4 million associated with four scheduled lease terminations. Comparatively, for the same period in 2013, we recorded $10.1 million, associated with maintenance revenue from four scheduled lease terminations.
Other revenue. For the six months ended June 30, 2012, other revenue was $3.6 million primarily comprised of $2.3 million of additional fees paid by lessees in connection with early termination of five leases and $1.2 million of interest on our debt investments. For the six months ended June 30, 2013, other revenue was $9.8 million which was comprised of $1.6 million of interest on our debt investments and $8.0 million recognized in additional fees paid by six lessees in connection with the early termination of eight leases.

Operating expenses:
Total operating expenses increased by 7.8%, or $22.5 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, primarily as a result of the following:

Depreciation expense increased by 7.9%, or $10.4 million for the six months ended June 30, 2013 as compared to the same period in 2012. The net increase is primarily the result of:
•a $14.1 million increase in depreciation for aircraft acquired; and
•a $5.7 million increase due to changes to asset lives and residual values.
This increase was offset by:
•a $9.1 million decrease in depreciation for aircraft disposals.

Interest, net consisted of the following:

	Six Months Ended June 30,
	2012	2013
	(Dollars in thousands)
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$93,767	$99,414
Hedge ineffectiveness losses	366	104
Amortization of interest rate derivatives related to deferred losses	12,937	17,985
Amortization of deferred financing fees and notes discount	7,691	8,781
Interest Expense	114,761	126,284
Less interest income	(344)	(476)
Less capitalized interest	(1,315)	—
Interest, net	$113,102	$125,808
Interest, net increased by $12.7 million, or 11.2%, over the six months ended June 30, 2012. The net increase is primarily a result of:

•
a $5.6 million increase in interest expense on our borrowings driven by driven by loan breakage fees of $3.0 million in connection with the early repayment of two ECA Loans and the impact of higher weighted average debt outstanding ($3.53 billion for the six months ended June 30, 2013 as compared to $3.07 billion for the six months ended June 30, 2012) of $13.9 million, partially offset by the effect of lower interest rates during the same period in the prior year of $11.2 million;

•
a $5.0 million increase in amortization of deferred losses primarily due to deferred swap loss amortization related to the repayment of Term Financing No. 1 in April 2012 and the repayment of two ECA loans in June 2013;

•	a $1.1 million increase in amortization of deferred financing fees primarily due to the write-off of fees related to the early repayment of two ECA loans in June 2013; and

•	a $1.3 million decrease in capitalized interest reflecting the final aircraft delivery from our A330 program in April 2012.

Selling, general and administrative expenses for the six months ended June 30, 2013 increased slightly over the same period in 2012. Non-cash share based expense was $2.1 million and $1.9 million for the six months ended June 30, 2012 and 2013, respectively.

Impairment of aircraft was $6.2 million for the six months ended June 30, 2013 as compared to $10.1 million for the six months ended June 30, 2012. See "Summary of Impairments" below for a detailed discussion of the related impairment charges for these aircraft.

Other income:
Total other income for the six months ended June 30, 2013 was $26.7 million as compared to $3.7 million for the same period in 2012. The increase was due to a $19.5 million increase on gain on sale of flight equipment and a $2.3 million increase related to the mark to market value of an undesignated interest rate derivative.

Income tax provision
Our provision for income taxes for the six months ended June 30, 2012 and 2013 was $4.3 million and $7.3 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland and the United States. The increase in our income tax provision of approximately $3.0 million for the six months ended June 30, 2013 as compared to the same period in 2012 was primarily attributable to an increase in operating income subject to tax in the U.S. and Ireland.
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

Other comprehensive income:

	Six Months Ended June 30,
	2012	2013
	(Dollars in thousands)
Net income	$48,926	$55,918
Net change in fair value of derivatives, net of tax expense of $428 and $311, respectively	22,282	11,953
Derivative loss reclassified into earnings	12,937	17,985
Total comprehensive income	$84,145	$85,856

Other comprehensive income was $85.9 million for the six months ended June 30, 2013, an increase of $1.7 million from the $84.1 million of other comprehensive income for the six months ended June 30, 2012. Other comprehensive income for the six months ended June 30, 2013 primarily consisted of:

•	$55.9 million of net income;

•
$12.0 million gain from a change in fair value of interest rate derivatives, net of taxes which is due primarily to net settlements for the six months ended June 30, 2013 partially offset by a slight loss due to a downward shift in the one-month LIBOR forward curve; and

•	$18.0 million of amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.
Other comprehensive income for the six months ended June 30, 2012 primarily consisted of:

•	$48.9 million of net income;

•
a $22.3 million gain from a change in fair value of interest rate derivatives, net of taxes which is due primarily to net settlements for the six months ended June 30, 2012 partially offset by a slight loss due to a downward shift in the one-month LIBOR forward curve; and

•	$12.9 million of amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.

Summary of impairments
Recurring recoverability assessments are performed whenever events or changes in circumstances indicate that the net book value of our aircraft may not be recoverable, which may require us to change our assumptions related to future undiscounted cash flows. Events or changes in circumstances that we consider in our recoverability assessment include potential sales, lease amendments, extensions or transitions, aircraft portfolio considerations, aircraft type demand, emerging aircraft technology, residual values, useful lives and economic and market factors. Management evaluates a recoverability assessment of aircraft and performs this assessment annually during the third quarter of each year for all aircraft in our fleet on an aircraft-by-aircraft basis.
During the second quarter of 2012, we impaired two aircraft, one Boeing Model 757-200 aircraft that we sold for less than its net book value and one Boeing Model 767-300ER aircraft which was returned to us following its scheduled lease expiration and which failed its recoverability assessment. For these two aircraft, we recorded impairment charges of $10.1 million, and we recorded $2.4 million of maintenance revenue during the three and six months ended June 30, 2012.
During the first quarter of 2013, we impaired two aircraft, one Airbus A319-100 aircraft and one Boeing 767-300ER aircraft, each of which was returned to us early by the respective lessee. The decision was made to sell these aircraft and the net book value of each was written down to the expected sale price. For these two aircraft, we recorded impairment charges totaling $6.2 million, and we recorded maintenance revenue of $9.0 million and other revenue of $0.9 million during the six months ended June 30, 2013.
At June 30, 2013, we had a total of 12 aircraft with a total net book value of $273.7 million (accounting for 5.7% of the total net book value of our flight equipment held for lease) that we consider more susceptible to failing our recoverability assessment. The recoverability in the value of these aircraft is more sensitive to changes in contractual cash flows, future cash flow estimates and aircraft residual or scrap values. These aircraft fall into the categories as shown in the table below:

Aircraft Type	Number of Aircraft	Percent of Net Book Value
Narrowbody	6	2.1%
Midbody	3	1.0%
Freighters	3	2.6%

RECENT UNADOPTED ACCOUNTING PRONOUNCEMENTS
None

PROPOSED ACCOUNTING PRONOUNCEMENTS
In May 2013, the Financial Accounting Standards Board (the "FASB") issued re-exposure draft, “Leases” (the “Lease Re-ED”), which would replace the existing guidance in the Accounting Standards Codification (“ASC”) 840 (“ASC 840”), Leases. The FASB decided that leases would be classified as either leases of property (Type B) or leases of assets other than property (Type A). Leases of property will continue to use operating lease accounting. Leases of other than property would use the receivable residual approach. Under the receivable residual approach, a lease receivable would be recognized for the lessor's right to receive lease payments, a portion of the carrying amount of the underlying asset would be allocated between the right of use granted to the lessee and the lessor's residual value and profit or loss would only be recognized at commencement if it is reasonably assured. The comment period for the Lease Re-ED ends September 13, 2013. We anticipate that the final standard may have an effective date no earlier than 2017. When and if the proposed guidance becomes effective, it may have a significant impact on the Company's consolidated financial statements. Although we believe the presentation of our financial statements, and those of our lessees could change, we do not believe the accounting pronouncement will change the fundamental economic reasons for which the airlines lease aircraft. Therefore, we do not believe it will have a material impact on our business.

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

In early August 2013, we amended and restructured our existing $150.0 million 2012 Revolving Credit Facility with a new unsecured revolving credit facility (“the 2013 Revolving Credit Facility”).  The 2013 Revolving Credit Facility was initially sized at $335.0 million and can be increased to a maximum of $400.0 million.  The 2013 Revolving Credit Facility has a term of three years and is scheduled to expire in August 2016. The lending group consists of Citibank, N.A., Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., Royal Bank of Canada, DBS Bank Ltd., Los Angeles Agency, Credit Agricole and Investment Bank and Union Bank, N.A.
.
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
As of June 30, 2013, we are in compliance with all applicable covenants in our financings.
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

Cash Flows

	Six Months Ended June 30,
	2012	2013
	(Dollars in thousands)
Net cash flow provided by operating activities	$192,108	$193,439
Net cash flow used in investing activities	(438,542)	(45,408)
Net cash flow (used in) provided by financing activities	241,974	(335,978)

Operating Activities:
Cash flow from operations was $192.1 million and $193.4 million for the six months ended June 30, 2012 and June 30, 2013, respectively. The increase in cash flow from operations of approximately $1.3 million for the six months ended June 30, 2013 versus the same period in 2012 was primarily a result of:

•	a $7.0 million increase in cash from finance leases;

•	a $5.2 million increase in cash from working capital;

•	a $2.7 million increase in cash from maintenance revenue; and

•	a $1.1 million decrease in cash paid for taxes.
These inflows were offset partially by:

•	a $17.2 million increase in cash paid for interest.

Investing Activities:
Cash used in investing activities was $438.5 million and $45.4 million for the six months ended June 30, 2012 and June 30, 2013, respectively. The decrease in cash flow used in investing activities of $393.1 million for the six months ended June 30, 2013 versus the same period in 2012, was primarily a result of:

•	a $217.9 million increase in the proceeds from the sale of flight equipment;

•	a $82.5 million decrease in the net investment in finance leases;

•	a $43.6 million decrease in purchase of debt investments;

•	a $38.8 million increase in principal repayments on debt investments; and

•	a $22.1 million decrease in aircraft purchase deposits and progress payments.
These inflows were offset partially by:

•	a $6.2 million increase in the acquisition and improvement of flight equipment; and

•	a $4.8 million decrease in restricted cash and cash equivalents related to sale of flight equipment.

Financing Activities:
Cash provided by financing activities was $242.0 million for the six months ended June 30, 2012 as compared to cash used in financing activities of $336.0 million for the six months ended June 30, 2013. The net increase in cash flow used in financing activities of $578.0 million for the six months ended June 30, 2013 versus the same period in 2012 was a result of:

•	a $877.1 million of lower proceeds from notes and debt financings;

•	a $186.6 million of lower restricted cash and cash equivalents related to security deposits and maintenance payments; and

•	a $5.8 million of increased purchases of our common shares.
The increases were offset partially by:

•	a $394.4 million of lower securitization and term debt repayments primarily due to the repayment of $583.1 million for Term Financing No. 1 in April 2012;
•a $50.8 million of lower payments for terminated cash flow hedges;
•a $21.6 million of higher maintenance deposits received net of maintenance deposits returned;
•a $17.2 million of lower deferred financing costs; and
•a $8.5 million of higher security deposits received net of security deposits returned.

Debt Obligations
The following table provides a summary of our secured and unsecured debt financings at June 30, 2013:

Debt Obligation	Collateral	Outstanding Borrowing	Number of Aircraft	Interest Rate(1)	Final Stated Maturity(2)
	(Dollars in thousands)
Secured Debt Financings:
Securitization No. 1	Interests in aircraft leases, beneficial interests in aircraft owning/leasing entities and related interests	$252,826	27	0.46%	06/20/31
Securitization No. 2	Interests in aircraft leases, beneficial interests in aircraft owning/leasing entities and related interests	681,509	41	0.50%	06/14/37
ECA Term Financings	Interests in aircraft, aircraft leases, beneficial interests in aircraft owning/leasing entities and related interests	515,034	7	2.09% to 3.96%	12/3/21 to 11/30/24
Bank Financings	Interests in aircraft, aircraft leases, beneficial interests in aircraft owning/leasing entities and related interests	189,466	7	1.09% to 4.57%	09/15/15 to 02/13/20
Total secured debt financings		1,638,835

Unsecured Debt Financings:
Senior Notes due 2017	None	500,000	—	6.75%	04/15/17
Senior Notes due 2018	None	450,585	—	9.75%	08/01/18
Senior Notes due 2019	None	500,000	—	6.25%	12/01/19
Senior Notes due 2020	None	300,000	—	7.625%	04/15/20
2012 Revolving Credit Facility	None	—	—	N/A	12/19/15
Total unsecured debt financings		1,750,585
Total secured and unsecured debt financings		$3,389,420

(1)
Reflects the floating rate in effect at the applicable reset date plus the margin for Securitization No. 1, Securitization No. 2 and one of our ECA Term Financings. All other financings have a fixed rate.

(2)	For Securitizations No. 1 and No. 2, all cash flows available after expenses and interest are applied to debt amortization.

The following securitizations include liquidity facility commitments described in the table below:

		Available Liquidity
Facility	Liquidity Facility Provider	December 31, 2012	June 30, 2013	Unused Fee	Interest Rate on any Advances
		(Dollars in thousands)
Securitization No. 1	Crédit Agricole Corporate and Investment Bank	$42,000	$42,000	0.45%	1M Libor + 1.00
Securitization No. 2	HSH Nordbank AG	65,000	65,000	0.50%	1M Libor + 0.75

ECA Term Financings

In June 2013, we repaid in full the outstanding principal balances on two of our ECA term financings in the total amount of $111.7 million, plus accrued interest, interest rate derivative breakage fees of $3.0 million, and accrued interest on the terminated interest rate derivatives. During the second quarter of 2013, we wrote off $3.8 million of deferred financing fees which is reflected in interest expense on the consolidated statement of income. We sold an additional aircraft in June 2013, and we posted cash, which is reflected in restricted cash and cash equivalents on the consolidated balance sheet, as collateral for the related term loan until we pay-off the loan or substitute an aircraft.

Bank Financings

In May 2013, we assumed three floating rate loans and one fixed rate loan totaling $91.8 million in connection with the acquisition of two Airbus Model A320-200 aircraft and two Boeing Model 737-800 aircraft. At June 30, 2013, these four loans had a weighted average interest rate of 1.65% and mature in 2018 and 2020.

We include these loan facilities in “Bank Financings”. Aircastle Limited has guaranteed the repayment of these Bank Financings.

As of June 30, 2013, we are in compliance with all applicable covenants in all of our financings.

Contractual Obligations
Our contractual obligations consist of principal and interest payments on variable and fixed rate liabilities, interest payments on interest rate derivatives, other aircraft acquisition and conversion agreements and rent payments pursuant to our office leases. Total contractual obligations decreased from $4.64 billion at December 31, 2012 to approximately $4.47 billion at June 30, 2013 due primarily to:
•an increase in purchase obligations for three aircraft to be acquired during the remainder of 2013; and
•an increase in the amount of bank financings for the purchase of four aircraft in May 2013.
This increase was partially offset by principal and interest payments made under our securitizations, ECA term financings and our Bank financings and the pay-off of two ECA term financings in June 2013.

The following table presents our actual contractual obligations and their payment due dates as of June 30, 2013.

	Payments Due By Period as of June 30, 2013
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Principal payments:
Senior Notes due 2017	$500,000	$—	$—	$500,000	$—
Senior Notes due 2018	450,000	—	—	—	450,000
Senior Notes due 2019	500,000	—	—	—	500,000
Senior Notes due 2020	300,000	—	—	—	300,000
Securitization No. 1(1)	252,826	63,725	106,241	82,860	—
Securitization No. 2(1)	681,509	133,968	249,694	227,915	69,932
ECA Term Financings(2)	515,034	43,056	90,791	97,439	283,748
Bank Financings(3)	196,398	20,898	50,759	80,539	44,202
Total principal payments	3,395,767	261,647	497,485	988,753	1,647,882
Interest payments:
Interest payments on debt obligations(4)	868,380	159,103	308,022	259,571	141,684
Interest payments on interest rate derivatives(5)	60,125	21,680	36,770	1,675	—
Total interest payments	928,505	180,783	344,792	261,246	141,684
Office leases(6)	8,353	1,088	2,258	1,485	3,522
Purchase obligations(7)	141,000	141,000	—	—	—
Total	$4,473,625	$584,518	$844,535	$1,251,484	$1,793,088

(1)
Estimated principal payments for these non-recourse financings are based on excess cash flows available from forecasted lease rentals, net maintenance funding and proceeds from asset dispositions after the payment of forecasted operating expenses and interest payments, including interest payments on existing interest rate derivative agreements and policy provider fees.

(2)	Includes scheduled principal payments based upon eight fixed rate, 12-year, fully amortizing loans and one floating rate loan.

(3)	Includes principal payments based upon individual loan amortization schedules.

(4)	Future interest payments on variable rate, LIBOR-based debt obligations are estimated using the interest rate in effect at June 30, 2013.

(5)	Future interest payments on derivative financial instruments are estimated using the spread between the floating interest rates and the fixed interest rates in effect at June 30, 2013.

(6)	Represents contractual payment obligations for our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.

(7)
At June 30, 2013, we had commitments to acquire three aircraft. Since June 30, 2013, we made additional commitments to acquire four aircraft for $371.2 million, for total commitments of $512.2 million.

Capital Expenditures
We make capital expenditures from time to time in connection with improvements made to our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the six months ended June 30, 2012 and 2013, we incurred a total of $24.2 million and $11.2 million, respectively, of capital expenditures (including lease incentives) related to the acquisition and improvement of aircraft.
As of June 30, 2013, the weighted average age (by net book value) of our aircraft was approximately 10.8 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Under our leases, the lessee is primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement. At June 30, 2013, we had a $400.2 million maintenance payment liability on our balance sheet, which is a $20.8 million increase from December 31, 2012. The increase consisted of net maintenance cash inflows of $16.5 million and an increase in lease incentive liabilities of $4.3 million. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.

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

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2013.

Foreign Currency Risk and Foreign Operations
At June 30, 2013, all of our leases are payable to us in U.S. dollars. However, we incur Euro- and Singapore dollar-denominated expenses in connection with our subsidiaries in Ireland and Singapore. For the six months ended June 30, 2013, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated approximately $6.3 million in U.S. dollar equivalents and represented approximately 24% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, it is likely that our international operations and our exposure to foreign currency risk will increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases we may enter into hedging transactions in the future to mitigate this risk. For the six months ended June 30, 2012 and 2013, we incurred insignificant net gains and losses on foreign currency transactions.

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
We held the following interest rate derivatives as of June 30, 2013:

	Derivative Liabilities
Hedged Item	Current Notional Amount	Effective Date	Maturity Date	Future Maximum Notional Amount	Floating Rate	Fixed Rate	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Interest rate derivatives designated as cash flow hedges:
Securitization No. 1	$227,698	Jun-06	Jun-16	$227,698	1M LIBOR + 0.27%	5.78%	Fair value of derivative liabilities	$29,191
Securitization No. 2	525,806	Jun-12	Jun-17	525,806	1M LIBOR	1.26% to 1.28%	Fair value of derivative liabilities	6,265
Total interest rate derivatives designated as cash flow hedges	$753,504			$753,504				$35,456

Interest rate derivatives not designated as cash flow hedges:
Securitization No. 1	89,627	Jun-06	Jun-16	89,627	1M LIBOR + 0.27%	5.78%	Fair value of derivative liabilities	11,490
Total interest rate derivatives not designated as cash flow hedges	89,627			89,627				11,490

Total interest rate derivative liabilities	$843,131			$843,131				$46,946

The weighted average interest pay rates of these derivatives at December 31, 2012 and June 30, 2013 were 2.91%, and 2.97%, respectively.
For the six months ended June 30, 2013, the amount of loss reclassified from accumulated other comprehensive income (“OCI”) into interest expense related to net interest settlements on active interest rate derivatives was $9.2 million. The amount of loss expected to be reclassified from OCI into interest expense over the next 12 months related to net interest settlements on active interest rate derivatives is $16.4 million.
Our interest rate derivatives involve counterparty credit risk. As of June 30, 2013, our interest rate derivatives are held with the following counterparties: JP Morgan Chase Bank NA, Citibank Canada NA, and Wells Fargo Bank NA. All of our counterparties or guarantors of these counterparties are considered investment grade (senior unsecured ratings of Baa2 or above) by Moody’s Investors Service. All are also considered investment grade (long-term foreign issuer ratings of A- or above) by Standard and Poor’s. We do not anticipate that any of these counterparties will fail to meet their obligations.
In addition to the derivative liability above, another component of the fair value of our interest rate derivatives is accrued interest. As of June 30, 2013, accrued interest payable included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheet was $0.8 million related to interest rate derivatives designated as cash flow hedges and $0.2 million related to interest rate derivatives not designated as cash flow hedges.
On an ongoing basis, terminated interest rate derivative notionals are evaluated against debt forecasts. To the extent that interest payments are deemed remote to occur, deferred gains or losses are accelerated into interest expense as applicable.
The following table summarizes the deferred (gains) and losses and related amortization into interest expense for our terminated interest rate derivative contracts for the six months ended June 30, 2012 and 2013:

Hedged Item	Original Maximum Notional Amount	Effective Date	Maturity Date	Fixed Rate %	Termination Date	Deferred (Gain) or Loss Upon Termination	Unamortized Deferred (Gain) or Loss at June 30, 2013	Amount of Deferred (Gain) or Loss Amortized (including Accelerated Amortization) into Interest Expense for the Six Months Ended June 30,		Amount of Deferred (Gain) or Loss Expected to be Amortized over the Next Twelve Months
								2012	2013
	(Dollars in Thousands)
Securitization No. 2	200,000	Jan-07	Aug-12	5.06	Jun-07	(1,850)	—	(159)	—	—
Securitization No. 2	410,000	Feb-07	Apr-17	5.14	Jun-07	(3,119)	(815)	(174)	(155)	(276)
Term Financing No. 1	150,000	Jul-07	Dec-17	5.14	Mar-08	15,281	5,236	866	728	1,373
Term Financing No. 1	440,000	Jun-07	Feb-13	4.88	Partial – Mar-08 Full – Jun-08	26,281	—	2,425	384	—
Term Financing No. 1	248,000	Aug-07	May-13	5.33	Jun-08	9,888	—	736	722	—
Term Financing No. 1(1)	710,068	Jun-08	May-13	4.04	De-designated – Mar-12 Terminated – April-12	19,026	—	4,416	5,695	—
Term Financing No. 1(1)	491,718	May-13	May-15	5.31	De-designated – Mar-12 Terminated – April-12	31,403	28,211	—	3,192	16,899
Senior Notes due 2018	360,000	Jan-08	Feb-19	5.16	Partial – Jun-08 Full – Oct-08	23,077	7,846	407	351	1,620
ECA Term Financing for New A330 Aircraft	231,000	Apr-10	Oct-15	5.17	Partial – Jun-08 Full – Dec-08	15,310	2,148	1,645	3,445	767
ECA Term Financing for New A330 Aircraft	238,000	Jan-11	Apr-16	5.23	Dec-08	19,430	8,400	1,913	1,770	3,321
ECA Term Financing for New A330 Aircraft	238,000	Jul-11	Sep-16	5.27	Dec-08	17,254	5,920	862	1,108	2,078
Total						$171,981	$56,946	$12,937	$17,240	$25,782

(1)
On April 4, 2012, upon the repayment of Term Financing No. 1, both interest rate derivatives were terminated resulting in a net deferred loss of $50,429 which is being amortized into interest expense using the interest rate method.

For the six months ended June 30, 2013, the amount of deferred net loss (including $2.0 million of accelerated amortization driven by aircraft sales in 2013) reclassified from OCI into interest expense related to our terminated interest rate derivatives was $17.2 million. The amount of deferred net loss expected to be reclassified from OCI into interest expense over the next 12 months related to our terminated interest rate derivatives is $25.8 million of which $16.9 million relates to Term Financing No. 1 interest rate derivatives terminated in April 2012, $1.4 million relates to Term Financing No. 1 interest rate derivatives terminated in 2008, $6.2 million relates to ECA Term Financings for New A330 Aircraft and $1.3 million relates to other financings.

For the six months ended June 30, 2013, the amount of effective deferred loss reclassified from OCI into interest expense related to our undesignated active interest rate derivative was $0.7 million. The amount of effective deferred loss expected to be reclassified from OCI into interest expense over the next 12 months related to our undesignated active interest rate derivative under our Securitization No. 1 is $1.7 million.

The following table summarizes amounts charged directly to the consolidated statement of income for the three and six months ended June 30, 2012 and 2013, respectively, related to our interest rate derivatives:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
	(Dollars in thousands)
Interest expense:
Hedge ineffectiveness (gains) losses	$1,885	$(24)	$366	$104
Amortization:
Accelerated amortization of deferred losses(1)	—	2,027	—	2,027
Amortization of loss of designated interest rate derivative	—	404	—	745
Amortization of deferred losses	8,866	7,280	12,937	15,213
Total Amortization	8,866	9,711	12,937	17,985
Total charged to interest expense	$10,751	$9,687	$13,303	$18,089

Other income:
Mark to market (losses) gains on undesignated interest rate derivatives	$712	$1,657	$599	$2,872
Total charged to other income	$712	$1,657	$599	$2,872
__________
(1) For the three and six months ended June 30, 2013, represents accelerated amortization of deferred hedge losses related to two aircraft sold in June 2013.

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
The table below shows the reconciliation of net income to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2012 and 2013, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
	(Dollars in thousands)
Net income	$16,324	$32,854	$48,926	$55,918
Depreciation	67,097	72,079	131,611	141,979
Amortization of net lease discounts and lease incentives	(2,044)	8,709	(446)	15,790
Interest, net	64,121	66,656	113,102	125,808
Income tax provision	1,346	3,732	4,275	7,316
EBITDA	$146,844	$184,030	$297,468	$346,811
Adjustments:
Impairment of aircraft	10,111	—	10,111	6,199
Non-cash share based payment expense	929	1,053	2,105	1,864
Gain on mark to market of interest rate derivative contracts	(712)	(1,657)	(599)	(2,872)
Adjusted EBITDA	$157,172	$183,426	$309,085	$352,002

Management’s Use of Adjusted Net Income (“ANI”)
Beginning with our report for the quarter ended March 31, 2012, management, to be more consistent with reporting practices of peer aircraft leasing companies, has revised the calculation of ANI to no longer exclude gains (losses) on sales of assets, and to exclude non-cash share based payment expense in the calculation of ANI. Beginning with our quarterly report for the quarter ended June 30, 2012, we also excluded Term Financing No. 1 hedge loss amortization charges which will be reported in Interest, net on our consolidated statement of income from the calculation of ANI. The calculation of ANI for the three and six months ended June 30, 2012 has been revised to be comparable with the current period presentation.
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
The table below shows the reconciliation of net income to ANI for the three and six months ended June 30, 2012 and 2013, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
	(Dollars in thousands)
Net income	$16,324	$32,854	$48,926	$55,918
Loan termination fee(1)	—	2,954	—	2,954
Ineffective portion and termination of hedges(1)	1,885	2,003	366	2,131
Gain on mark to market of interest rate derivative contracts(2)	(712)	(1,657)	(599)	(2,872)
Write-off of deferred financing fees(1)	2,914	3,825	2,914	3,825
Stock compensation expense(3)	929	1,053	2,105	1,864
Term Financing No. 1 hedge loss amortization charges(1)	4,416	4,604	4,416	8,887
Securitization No. 1 hedge loss amortization charges (1)	—	404	—	745
Adjusted net income	$25,756	$46,040	$58,128	$73,452

(1)	Included in Interest, net.

(2)	Included in Other income (expense).

(3)	Included in Selling, general and administrative expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
Weighted-average shares:	2012	2013	2012	2013
Common shares outstanding	71,723,014	67,828,919	71,709,976	67,862,513
Restricted common shares	589,163	631,368	609,601	508,288
Total weighted-average shares	72,312,177	68,460,287	72,319,577	68,370,801

	Three Months Ended June 30,		Six Months Ended June 30,
Percentage of weighted-average shares:	2012	2013	2012	2013
Common shares outstanding	99.19%	99.08%	99.16%	99.26%
Restricted common shares	0.81%	0.92%	0.84%	0.74%
Total	100.00%	100.00%	100.00%	100.00%

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Weighted-average common shares outstanding – Basic	71,723,014	67,828,919	71,709,976	67,862,513
Effect of dilutive shares	—	—	—	—
Weighted-average common shares outstanding - Diluted (b)	71,723,014	67,828,919	71,709,976	67,862,513

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
	(Dollars in thousands, except per share amounts)
Adjusted net income allocation:
Adjusted net income	$25,756	$46,040	$58,128	$73,452
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(210)	(425)	(490)	(546)
Adjusted net income allocable to common shares – Basic and Diluted	$25,546	$45,615	$57,638	$72,906

Adjusted net income per common share – Basic and Diluted	$0.36	$0.67	$0.80	$1.07

(a)
For the three months ended June 30, 2012 and 2013, distributed and undistributed earnings to restricted shares is 0.81% and 0.92%, respectively, of adjusted net income. For the six months ended June 30, 2012 and 2013, distributed and undistributed earnings to restricted shares is 0.84% and 0.74%, respectively, of net income. The amount of restricted share forfeitures for all periods present is immaterial to the allocation of distributed and undistributed earnings.

(b)	For the three and six months ended June 30, 2012 and 2013, we have no dilutive shares.

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
As of June 30, 2013, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $2.2 million and $0.7 million, respectively, net of amounts received from our interest rate derivatives, over the next twelve months.

Item 4.    Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2013. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the second quarter of 2013, we purchased our common shares as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (a)
	(Dollars in thousands, except per share amounts)
April	—	$—	—	$30,000
May	—	—	—	30,000
June	—	—	—	30,000
Total	—	$—	—	$30,000

(a)	The remaining dollar value of common shares that may be purchased under the repurchase program approved by the Company's Board of Directors on November 5, 2012 is $30,000.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None.

 Item 6.    Exhibits

Exhibit No.	Description of Exhibit
2.1
Transaction Agreement dated as of June 6, 2013, by and between Marubeni Corporation and Aircastle Limited (incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K filed with the SEC on June 6, 2013).

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

4.6
Shareholder Agreement dated as of June 6, 2013, by and between Aircastle Limited and Marubeni Corporation (incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K filed with the SEC on June 6, 2013).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002r
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 r
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 r
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 r
99.1	Owned Aircraft Portfolio at June 30, 2013 r
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and June 30, 2013, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2013, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2013, and (v) Notes to Unaudited Consolidated Financial Statements r*

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
Dated: August 6, 2013

AIRCASTLE LIMITED
(Registrant)
By:	/s/ Aaron Dahlke
Aaron Dahlke
Chief Accounting Officer and Authorized Officer