Form 10-Q
period 2013-09-30
Aircastle LTD
filed 2013-10-31
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________
FORM 10-Q
 _______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑
As of October 28, 2013, there were 80,776,975 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries
Form 10-Q

PART I. — FINANCIAL INFORMATION
Item 1.        Financial Statements
Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31, 2012	September 30, 2013
		(Unaudited)
ASSETS
Cash and cash equivalents	$618,217	$238,150
Accounts receivable	5,625	5,127
Restricted cash and cash equivalents	111,942	191,843
Restricted liquidity facility collateral	107,000	107,000
Flight equipment held for lease, net of accumulated depreciation of $1,305,064 and $1,424,057	4,662,661	4,938,113
Net investment in finance leases	119,951	148,005
Other assets	186,764	177,242
Total assets	$5,812,160	$5,805,480

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings (including borrowings of ACS Ireland VIEs of $207,926 and $168,107, respectively)	$1,848,034	$1,581,118
Borrowings from unsecured financings	1,750,642	1,750,556
Accounts payable, accrued expenses and other liabilities	108,593	134,892
Lease rentals received in advance	53,189	48,379
Liquidity facility	107,000	107,000
Security deposits	87,707	110,410
Maintenance payments	379,391	428,615
Fair value of derivative liabilities	61,978	44,307
Total liabilities	4,396,534	4,205,277

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $.01 par value, 50,000,000 shares authorized, no shares issued and outstanding
Common shares, $.01 par value, 250,000,000 shares authorized, 68,639,729 shares issued and outstanding at December 31, 2012; and 80,776,975 shares issued and outstanding at September 30, 2013	686	808
Additional paid-in capital	1,360,555	1,560,509
Retained earnings	180,675	126,140
Accumulated other comprehensive loss	(126,290)	(87,254)
Total shareholders’ equity	1,415,626	1,600,203
Total liabilities and shareholders’ equity	$5,812,160	$5,805,480

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Revenues:
Lease rental revenue	$159,547	$161,148	$465,413	$475,656
Finance lease revenue	3,518	4,122	4,474	12,120
Amortization of lease premiums, discounts and lease incentives	(6,838)	(9,737)	(6,392)	(25,527)
Maintenance revenue	10,944	12,932	37,126	42,983
Total lease revenue	167,171	168,465	500,621	505,232
Other revenue	5,695	1,625	9,341	11,425
Total revenues	172,866	170,090	509,962	516,657

Operating expenses:
Depreciation	68,413	70,469	200,024	212,448
Interest, net	54,101	57,843	167,203	183,651
Selling, general and administrative (including non-cash share based payment expense of $1,128 and $1,067 for the three months ended, and $3,233 and $2,931 for the nine months ended September 30, 2012 and 2013, respectively)	11,907	12,830	36,616	39,297
Impairment of Aircraft	78,676	106,136	88,787	112,335
Maintenance and other costs	3,926	1,914	11,943	11,464
Total expenses	217,023	249,192	504,573	559,195

Other income:
Gain on sale of flight equipment	11	3,092	3,062	25,601
Other	—	855	604	5,016
Total other income	11	3,947	3,666	30,617

Income (loss) from continuing operations before income taxes	(44,146)	(75,155)	9,055	(11,921)
Income tax provision (benefit)	1,701	(597)	5,976	6,719
Net income (loss)	$(45,847)	$(74,558)	$3,079	$(18,640)

Earnings (loss) per common share — Basic:
Net income (loss) per share	$(0.65)	$(0.95)	$0.04	$(0.26)

Earnings (loss) per common share — Diluted:
Net income (loss) per share	$(0.65)	$(0.95)	$0.04	$(0.26)

Dividends declared per share	$0.15	$0.165	$0.45	$0.495

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013

Net income (loss)	$(45,847)	$(74,558)	$3,079	$(18,640)
Other comprehensive income, net of tax:
Net change in fair value of derivatives, net of tax expense of $37 and $78 for the three months ended and $465 and $389 for the nine months ended, September 30, 2012 and 2013, respectively	1,426	1,798	23,708	13,751
Net derivative loss reclassified into earnings	8,966	7,300	21,903	25,285
Other comprehensive income	10,392	9,098	45,611	39,036
Total comprehensive income (loss)	$(35,455)	$(65,460)	$48,690	$20,396

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2013
Cash flows from operating activities:
Net income (loss)	$3,079	$(18,640)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	200,024	212,448
Amortization of deferred financing costs	10,082	11,757
Amortization of net lease discounts and lease incentives	6,392	25,527
Deferred income taxes	3,609	3,419
Non-cash share based payment expense	3,233	2,931
Cash flow hedges reclassified into earnings	21,903	25,285
Ineffective portion of cash flow hedges	1,840	197
Security deposits and maintenance payments included in earnings	(36,312)	(32,047)
Gain on sale of flight equipment	(3,062)	(25,601)
Impairment of aircraft	88,787	112,335
Other	1,820	(4,481)
Changes in certain assets and liabilities:
Accounts receivable	(9,180)	1,588
Other assets	(3,278)	1,155
Accounts payable, accrued expenses and other liabilities	14,071	7,978
Lease rentals received in advance	2,948	(4,538)
Net cash provided by operating activities	305,956	319,313
Cash flows from investing activities:
Acquisition and improvement of flight equipment and lease incentives	(450,962)	(837,183)
Proceeds from sale of flight equipment	54,439	285,199
Restricted cash and cash equivalents related to sale of flight equipment	35,762	(2,200)
Aircraft purchase deposits and progress payments	(25,155)	(5,655)
Net investment in finance leases	(91,500)	(11,595)
Collections on finance leases	2,041	6,658
Purchase of debt investment	(43,626)	—
Principal repayments on debt investment	3,245	42,001
Other	(544)	(852)
Net cash used in investing activities	(516,300)	(523,627)
Cash flows from financing activities:
Issuance of shares net of repurchases	(30,692)	197,478
Proceeds from notes and term debt financings	877,100	78,230
Securitization and term debt financing repayments	(783,976)	(430,482)
Deferred financing costs	(17,794)	(2,910)
Restricted secured liquidity facility collateral	3,000	—
Secured liquidity facility collateral	(3,000)	—
Restricted cash and cash equivalents related to financing activities	102,315	(77,701)
Security deposits received	11,400	19,545
Security deposits returned	(3,217)	(3,890)
Maintenance payments received	103,527	134,758
Maintenance payments returned	(36,967)	(54,886)
Payments for terminated cash flow hedges	(50,757)	—
Dividends paid	(32,158)	(35,895)
Net cash (used in) provided by financing activities	138,781	(175,753)
Net increase (decrease) in cash and cash equivalents	(71,563)	(380,067)
Cash and cash equivalents at beginning of period	295,522	618,217
Cash and cash equivalents at end of period	$223,959	$238,150
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$114,538	$136,799
Cash paid for income taxes	$1,765	$701
Supplemental disclosures of non-cash investing activities:
Purchase deposits, advance lease rentals, security deposits and maintenance payments assumed in asset acquisitions	$18,988	$46,232
Term debt financings assumed in asset acquisitions	$—	$84,721
Advance lease rentals, security deposits, and maintenance payments settled in sale of flight equipment	$7,817	$41,659

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2013

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
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure since the balance sheet date of September 30, 2013 through the date on which the consolidated financial statements included in this Form 10-Q were issued.

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
September 30, 2013

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

Proposed Accounting Pronouncements
In May 2013, the FASB issued re-exposure draft, “Leases” (the “Lease Re-ED”), which would replace the existing guidance in the Accounting Standards Codification (“ASC”) 840 (“ASC 840”), Leases. The FASB decided that leases would be classified as either leases of real property (Type B) or leases of assets other than real property (Type A). Leases of real property will continue to use operating lease accounting. Leases of other than real property would use the receivable residual approach. Under the receivable residual approach, a lease receivable would be recognized for the lessor's right to receive lease payments, a portion of the carrying amount of the underlying asset would be allocated between the right of use granted to the lessee and the lessor's residual value and profit or loss would only be recognized at commencement if it is reasonably assured. The comment period for the Lease Re-ED ended on September 13, 2013. We anticipate that the final standard may have an effective date no earlier than 2017. When and if the proposed guidance becomes effective, it may have a significant impact on the Company's consolidated financial statements. Although we believe the presentation of our financial statements, and those of our lessees could change, we do not believe the accounting pronouncement will change the fundamental economic reasons for which the airlines lease aircraft. Therefore, we do not believe it will have a material impact on our business.

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
September 30, 2013

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
The following tables set forth our financial assets and liabilities as of December 31, 2012 and September 30, 2013 that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

		Fair Value Measurements at December 31, 2012 Using Fair Value Hierarchy
	Fair Value as of December 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$618,217	$618,217	$—	$—	Market
Restricted cash and cash equivalents	111,942	111,942	—	—	Market
Debt investments	40,388	—	—	40,388	Income
Total	$770,547	$730,159	$—	$40,388

Liabilities:
Derivative liabilities	$61,978	$—	$61,978	$—	Income

		Fair Value Measurements at September 30, 2013 Using Fair Value Hierarchy
	Fair Value as of September 30, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$238,150	$238,150	$—	$—	Market
Restricted cash and cash equivalents	191,843	191,843	—	—	Market
Total	$429,993	$429,993	$—	$—

Liabilities:
Derivative liabilities	$44,307	$—	$44,307	$—	Income

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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2013

The following tables reflect the activity for the classes of our assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2012 and 2013, respectively:

	Assets
	Debt Investments
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Balance at beginning of period	$—	$—	$—	$40,388
Total gains/(losses), net:
Included in other revenue	—	—	—	1,613
Settlements	—	—	—	(42,001)
Balance at end of period	$—	$—	$—	$—

	Liabilities
	Derivative Liabilities
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Balance at beginning of period	$—	$—	$(56,229)	$—
Total gains/(losses), net:
Included in other income (expense)	—	—	599	—
Included in interest expense	—	—	73	—
Included in other comprehensive income	—	—	4,800	—
Settlements	—	—	50,757	—
Balance at end of period	$—	$—	$—	$—

For the three and nine months ended September 30, 2012, we had no transfers into or out of Level 3; however we did terminate all Level 3 interest rate derivatives during the second quarter of 2012. For the three and nine months ended September 30, 2013, we had no transfers into or out of Level 3; however we did settle the debt investment during the first quarter of 2013.
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
Aircraft Valuation
We perform our annual fleet-wide recoverability assessment during the third quarter of each year. This recoverability assessment, as more fully described in our Annual Report on Form 10-K for the year ended December 31, 2012, is a comparison of the carrying value of each aircraft to its undiscounted expected future cash flows. We develop the assumptions used in the recoverability assessment, including those relating to current and future demand for each aircraft type, based on management's experience in the aircraft leasing industry as well as information received from third party sources. Estimates of the undiscounted cash flows for each aircraft type are impacted by changes in contracted and future expected lease rates, residual values, expected scrap values, economic conditions and other factors.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2013

Following completion of the recoverability analysis during the third quarter of 2013, we determined the cash flows expected to be generated by several of our aircraft did not support carrying values. As a result, as noted below, we impaired seven aircraft with an aggregate net book value as of June 30, 2013 that was $318,854, writing down their book values by a total of $97,592. For some of these aircraft we also shortened the expected lives and/or reduced the residual values. More specifically, we wrote down the values on:

•	Six Boeing Model 747-400 converted freighter aircraft manufactured between 1990 and 1994 and recorded impairment charges total $88,647; and

•	One Boeing Model 737-700 aircraft manufactured in 1999 and recorded an impairment charge of $8,945.

During the third quarter of 2013, we elected not to invest in engine performance restoration maintenance visits for one Boeing Model 767-300ER aircraft and instead agreed with the lessee to terminate the lease prior to scheduled expiry and pursue a part-out sale. We recorded impairment charges of $8,544 and we recorded maintenance revenue of $12,056 and other revenue of $875 from an early termination payment for the three months ended September 30, 2013, for this aircraft.

In addition, for two McDonnell Douglas MD-11F freighter aircraft manufactured in 1997 that passed the recoverability assessment, we shortened the expected lives from 35 years to 25 years from production date.
For changes we made to our aircraft, our total depreciation expense will decrease by approximately $900 in the fourth quarter of 2013, as compared to the three months ended June 30, 2013. We estimate a decrease in depreciation expense for changes we made to our aircraft for the year ended December 31, 2014 of approximately $4,600.
In this year's assessment, we lowered our assumptions for the freighter aircraft noted above to reflect the cumulative effect of increasing supply in the wake of stagnating demand over the past three years. More specifically, higher production levels for new, large freighter aircraft together with increased belly freight capacity from the latest generation of wide-body passenger aircraft have resulted in a glut of large freighter aircraft. At the same time, air freight demand has not increased due to modest economic growth rates in certain key economies and structural changes in the freight market (e.g., the evolution of smaller, smarter and lighter electronic devices and modal shifts). The combined effect of these developments has depressed lease rates and driven more converted freighter aircraft into storage, particularly over the past year.

In addition to the changes noted above, we reduced projected rental levels for Boeing Model 737-700 aircraft to reflect lower demand for this smaller variant of the Boeing 737 "New Generation" family, as lower fare airline business models drive demand for shorter-haul operations to larger models having similar trip costs.

Other than the aircraft discussed above, management believes that the net book value of each aircraft is currently supported by the estimated future undiscounted cash flows expected to be generated by that aircraft, and accordingly, no other aircraft were impaired as a consequence of this recoverability assessment. However, our lessees may face financial difficulties and return aircraft to us prior to the contractual lease expiry dates which may change our cash flow assumptions and require future impairment charges. While we believe that the estimates and related assumptions used in the recoverability assessment are appropriate, actual results could differ from those estimates.

During the first quarter of 2013, we impaired two aircraft, one Airbus A319-100 aircraft and one Boeing 767-300ER aircraft, each of which was returned to us early by the respective lessee. The decision was made to sell these aircraft and the net book value of each was written down to the expected sale price. For these two aircraft, we recorded impairment charges totaling $6,199 and recorded maintenance revenue of $9,019 and other revenue of $876 during the nine months ended September 30, 2013.

During the third quarter of 2012, following our recoverability assessment of the aircraft in our fleet at that time, we impaired four Boeing Model 767-300ER aircraft, eight Boeing 737 “Classic” aircraft, and one Airbus Model A310-300F freighter aircraft and recorded aggregate impairment charges of $67,370 to write these aircraft down to current market values. Also during the third quarter of 2012, we elected not to invest in engine performance restoration maintenance visits for two Airbus Model A320-200 “Classic” aircraft with older technology engines and instead agreed with the lessee to terminate

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2013

the leases prior to scheduled expiry and pursue part-out sales. Following agreement with our customer to terminate the leases, these aircraft failed the recoverability assessment and we recorded impairment charges of $11,306 and we recorded $10,159 of maintenance revenue and reversed $1,157 of lease incentives for the three months ended September 30, 2012, for these two aircraft.
During the second quarter of 2012, we impaired two aircraft, one Boeing Model 757-200 aircraft that we sold for less than its net book value and one Boeing Model 767-300ER aircraft which was returned to us following its scheduled lease expiration and which failed its recoverability assessment. For these two aircraft, we recorded impairment charges of $10,111, and we recorded $2,447 of maintenance revenue during the three months ended June 30, 2012.

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
 The carrying amounts and fair values of our financial instruments at December 31, 2012 and September 30, 2013 are as follows:

	December 31, 2012		September 30, 2013
	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)
Securitizations and term debt financings	$(1,082,368)	$(962,960)	$(892,272)	$(831,391)
ECA term financings	(652,916)	(671,966)	(504,419)	(522,478)
Bank financings	(112,750)	(116,272)	(184,427)	(189,094)
Senior Notes	(1,750,642)	(1,905,565)	(1,750,556)	(1,899,575)
All of our financial instruments are classified as Level 2 with the exception of our Senior Notes, which are classified as Level 1.

Note 3. Lease Rental Revenues and Flight Equipment Held for Lease
Minimum future annual lease rentals contracted to be received under our existing operating leases of flight equipment at September 30, 2013 were as follows:

Year Ending December 31,	Amount
Remainder of 2013	$166,891
2014	620,543
2015	554,155
2016	483,676
2017	354,261
Thereafter	998,948
Total	$3,178,474

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2013

Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Region	2012	2013	2012	2013
Europe	37%	33%	40%	33%
Asia and Pacific	33%	38%	30%	38%
North America	12%	10%	12%	9%
South America	7%	9%	7%	9%
Middle East and Africa	11%	10%	11%	11%
Total	100%	100%	100%	100%
The classification of regions in the tables above and in the table and discussion below is determined based on the principal location of the lessee of each aircraft.
For the three months ended September 30, 2012, one customer accounted for 9% of lease rental revenue and four additional customers accounted for a combined 24% of lease rental revenue. No other customer accounted for more than 5% of lease rental revenue. For the three months ended September 30, 2013, one customer accounted for 8% of lease rental revenue and three additional customers accounted for a combined 16% of lease rental revenue. No other customer accounted for more than 5% of lease rental revenue.
For the nine months ended September 30, 2012, one customer accounted for 10% of lease rental revenue and four additional customers accounted for a combined 25% of lease rental revenue. No other customer accounted for more than 5% of lease rental revenue. For the nine months ended September 30, 2013, one customer accounted for 8% of lease rental revenue and three additional customers accounted for a combined 17% of lease rental revenue. No other customer accounted for more than 5% of lease rental revenue.
The following table sets forth revenue attributable to individual countries representing at least 10% of total revenue (including maintenance revenue) based on each lessee’s principal place of business:

	Three Months Ended September 30,
	2012			2013
Country	Revenue	Percent of Total Revenue	Number of Lessees	Revenue	Percent of Total Revenue	Number of Lessees
China(1)	$19,303	11%	4	$—	—%	—
United States(1)	17,685	10%	6	—	—%	—
Russia(1)	17,472	10%	8	—	—%	—
United Kingdom(2)	—	—%	—	16,293	10%	2

(1) Total revenue was less than 10% for the three months ended September 30, 2013.
(2) Total revenue includes $12,056 of maintenance revenue and $875 of other revenue related to an agreed upon lease termination prior to delivery date.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2013

	Nine Months Ended September 30,
	2012			2013
Country	Revenue	Percent of Total Revenue	Number of Lessees	Revenue	Percent of Total Revenue	Number of Lessees
China	$56,160	11%	4	$49,148	10%	4
United States(1)	61,366	12%	6	—	—%	—
Russia(1)	50,280	10%	8	—	—%	—
_______________
(1) Total revenue was less than 10% for the nine months ended September 30, 2013.
Geographic concentration of net book value of flight equipment (includes net book value of flight equipment held for lease, net investment in finance leases and flight equipment held for sale) was as follows:

	December 31, 2012			September 30, 2013
Region	Number of Aircraft		Net Book Value %	Number of Aircraft	Net Book Value %
Europe	68		35%	67	33%
Asia and Pacific	50		34%	52	38%
North America	17		10%	21	11%
South America	14		8%	14	7%
Middle East and Africa	8		12%	7	11%
Off-lease	2	(1)	1%	—	—%
Total	159		100%	161	100%

_______________

(1)	Includes one Boeing 767-300ER that was sold in the first quarter of 2013 and one Boeing 747-400BDSF aircraft which was delivered to a lessee in the second quarter of 2013.

The following table sets forth net book value of flight equipment (includes net book value of flight equipment held for lease and net investment in finance leases) attributable to individual countries representing at least 10% of net book value of flight equipment based on each lessee’s principal place of business as of:

	December 31, 2012			September 30, 2013
Country	Net Book Value	Net Book Value %	Number of Lessees	Net Book Value	Net Book Value %	Number of Lessees
China(1)	$515,194	11%	4	$—	—%	—
_______________
(1) The net book value of flight equipment was less than 10% as of September 30, 2013.

 At December 31, 2012 and September 30, 2013, the amounts of lease incentive liabilities recorded in maintenance payments on the consolidated balance sheets were $15,587 and $25,265, respectively.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2013

Note 4. Net Investment in Finance Leases
At September 30, 2013, our net investment in finance leases represents six aircraft leased to a customer in Germany, four aircraft leased to two customers in the United States and one aircraft leased to a customer in Canada. The following table lists the components of our net investment in finance leases at September 30, 2013:

Amount
Total lease payments to be received	$144,341
Less: Unearned income	(66,795)
Estimated residual values of leased flight equipment (unguaranteed)	70,459
Net investment in finance leases	$148,005

At September 30, 2013, minimum future lease payments on finance leases are as follows:

Year Ending December 31,	Amount
Remainder of 2013	$7,129
2014	27,042
2015	27,042
2016	27,042
2017	26,127
Thereafter	29,959
Total	$144,341

Note 5. Variable Interest Entities
Aircastle consolidates eight VIEs of which it is the primary beneficiary. The operating activities of these VIEs are limited to acquiring, owning, leasing, maintaining, operating and, under certain circumstances, selling the 17 aircraft discussed below.
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
Aircastle is the primary beneficiary of ACS Ireland and ACS Ireland 2 (collectively, the “ACS Ireland VIEs”), as we have both the power to direct the activities of the VIEs that most significantly impact the economic performance of such VIEs and we bear the significant risk of loss and participate in gains through Class E-1 Securities. Although Aircastle has not guaranteed the ACS Ireland VIEs debt, Aircastle wholly owns the ACS Bermuda Group which has fully and unconditionally guaranteed the ACS Ireland VIEs obligations. The activity that most significantly impacts the economic performance is the leasing of aircraft. Aircastle Advisor (Ireland) Limited (Aircastle’s wholly owned subsidiary) is the remarketing servicer and is responsible for the leasing of the aircraft. An Irish charitable trust owns 95% of the common shares of the ACS Ireland VIEs. The Irish charitable trust’s risk is limited to its annual dividend of $2 per VIE. At September 30, 2013, the assets of the two VIEs include 10 aircraft transferred into the VIEs at historical cost basis in connection with Securitization No. 1 and Securitization No. 2.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2013

The combined assets of the ACS Ireland VIEs as of September 30, 2013 are $322,269. The combined liabilities of the ACS Ireland VIEs, net of $72,068 Class E-1 Securities held by the Company, which is eliminated in consolidation, as of September 30, 2013 are $267,810.

ECA Term Financings
Aircastle, through various subsidiaries, each of which is owned by a charitable trust (such entities, collectively the “Air Knight VIEs”), entered into eleven different twelve-year term loans, which are supported by guarantees from Compagnie Francaise d’ Assurance pour le Commerce Exterieur, (“COFACE”), the French government sponsored export credit agency (“ECA”). These loans provided for the financing for eleven new Airbus Model A330-200 aircraft. In June 2011, we repaid one of these loans from the proceeds of the sale of the related aircraft. In June 2013, we repaid two of these loans from the proceeds of the sale of the related aircraft. We sold an additional aircraft in June 2013, and we posted cash, which is reflected in restricted cash and cash equivalents on the consolidated balance sheet, as collateral for the related term loan until we pay-off the loan or substitute an aircraft. At September 30, 2013, Aircastle had eight outstanding term loans with guarantees from COFACE. We refer to these COFACE-supported financings as “ECA Term Financings.”
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
The only assets that the Air Knight VIEs have on their books are financing leases that are eliminated in the consolidated financial statements and deferred financing costs. The related aircraft, with a net book value as of September 30, 2013 of $580,361 were included in our flight equipment held for lease. The related assets also include restricted cash and cash equivalents of $70,771. The consolidated debt outstanding of the Air Knight VIEs as of September 30, 2013 is $504,419.

Note 6. Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured term debt financings were as follows:

	At December 31, 2012	At 9/30/2013
Debt Obligation	Outstanding Borrowings	Outstanding Borrowings	Interest Rate(1)	Final Stated Maturity(2)
Secured Debt Financings:
Securitization No. 1	$309,505	$239,221	0.45%	06/20/31
Securitization No. 2	772,863	653,051	0.49%	06/14/37
ECA Term Financings	652,916	504,419	3.02% to 3.96%	12/3/21 to 11/30/24
Bank Financings	112,750	184,427	1.08% to 4.57%	09/15/15 to 02/13/20
Total secured debt financings	1,848,034	1,581,118

Unsecured Debt Financings:
Senior Notes due 2017	500,000	500,000	6.75%	04/15/17
Senior Notes due 2018	450,642	450,556	9.75%	08/01/18
Senior Notes due 2019	500,000	500,000	6.250%	12/01/19
Senior Notes due 2020	300,000	300,000	7.625%	04/15/20
2013 Revolving Credit Facility	—	—	N/A	08/02/16
Total unsecured debt financings	1,750,642	1,750,556

Total secured and unsecured debt financings	$3,598,676	$3,331,674

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2013

(1)	Reflects the floating rate in effect at the applicable reset date plus the margin for Securitization No. 1, Securitization No. 2 and one of our Bank Financings. All other financings have a fixed rate.

(2)	For Securitizations No. 1 and No. 2, all cash flows available after expenses and interest are applied to debt amortization.

The following securitizations include liquidity facility commitments described in the table below:

		Available Liquidity
Facility	Liquidity Facility Provider	December 31, 2012	September 30, 2013	Unused Fee	Interest Rate on any Advances
Securitization No. 1	Crédit Agricole Corporate and Investment Bank	$42,000	$42,000	0.45%	1M Libor + 1.00
Securitization No. 2	HSH Nordbank AG	65,000	65,000	0.50%	1M Libor + 0.75

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

In August 2013, one of our subsidiaries issued a fixed rate ECA bond with a face value of $78,230 which is supported by a guarantee from COFACE and the proceeds were utilized to repay an interim floating rate bank financing that was drawn in connection with the acquisition of one Airbus Model A330-200 aircraft in 2012. The bond has a fixed coupon rate of 3.488% and a final maturity of November 30, 2024.

Bank Financings

In May 2013, we assumed three floating rate loans and one fixed rate loan totaling $91,797 in connection with the acquisition of two Airbus Model A320-200 aircraft and two Boeing Model 737-800 aircraft. During the quarter, we amended two of the floating rate loans to a fixed rate of 2.58% for the remaining debt term. At September 30, 2013, these four loans had a weighted average interest rate of 2.36% and mature in 2018 and 2020.

We include these loan facilities in “Bank Financings”. Aircastle Limited has guaranteed the repayment of these Bank Financings.

2013 Revolving Credit Facility
In early August 2013, we amended and restructured our existing $150,000 revolving credit facility (the "2012 Revolving Credit Facility") with a new unsecured revolving credit facility (the "2013 Revolving Credit Facility”).  The 2013 Revolving Credit Facility was initially sized at $335,000 and can be increased to a maximum of $400,000.  The 2013 Revolving Credit Facility has a term of 3 years and is scheduled to expire in August 2016.

As of September 30, 2013, we are in compliance with all applicable covenants in all of our financings.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2013

Note 7. Dividends
The following table sets forth the quarterly dividends declared by our board of directors for the periods covered in this report:

Declaration Date	Dividend per Common Share	Aggregate Dividend Amount	Record Date	Payment Date
February 17, 2012	$0.150	$10,865	February 29, 2012	March 15, 2012
May 2, 2012	$0.150	$10,847	May 31, 2012	June 15, 2012
August 1, 2012	$0.150	$10,464	August 31, 2012	September 14, 2012
November 5, 2012	$0.165	$11,493	November 30, 2012	December 14, 2012
February 18, 2013	$0.165	$11,268	March 4, 2013	March 15, 2013
May 1, 2013	$0.165	$11,297	May 31, 2013	June 14, 2013
August 2, 2013	$0.165	$13,330	August 30, 2013	September 13, 2013

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
Under the two-class method, earnings per common share is computed by dividing the sum of distributed earnings allocated to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, distributed and undistributed earnings are allocated to both common shares and restricted common shares based on the total weighted average shares outstanding during the period. Because the holders of the participating restricted common shares were not contractually required to share in the Company’s losses, in applying the two-class method to compute basic and diluted net loss per common share, no allocation to restricted common shares was made for the three months ended September 30, 2012 and 2013 and the nine months ended September 30, 2013.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2013

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Weighted-average shares:
Common shares outstanding	70,349,265	78,544,380	71,248,765	71,462,264
Restricted common shares	571,326	669,489	596,749	562,612
Total weighted-average shares	70,920,591	79,213,869	71,845,514	72,024,876

Percentage of weighted-average shares:
Common shares outstanding	99.19%	99.15%	99.17%	99.22%
Restricted common shares	0.81%	0.85%	0.83%	0.78%
Total	100.00%	100.00%	100.00%	100.00%

The calculations of both basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Earnings (loss) per share – Basic:
Net income (loss)	$(45,847)	$(74,558)	$3,079	$(18,640)
Less: Distributed and undistributed earnings allocated to restricted common shares (a)	—	—	(25)	—
Earnings (loss) available to common shareholders – Basic	$(45,847)	$(74,558)	$3,054	$(18,640)

Weighted-average common shares outstanding – Basic	70,349,265	78,544,380	71,248,765	71,462,264

Earnings (loss) per common share – Basic	$(0.65)	$(0.95)	$0.04	$(0.26)

Earnings (loss) per share – Diluted:
Net income (loss)	$(45,847)	$(74,558)	$3,079	$(18,640)
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	—	—	(25)	—
Earnings (loss) available to common shareholders – Diluted	$(45,847)	$(74,558)	$3,054	$(18,640)

Weighted-average common shares outstanding – Basic	70,349,265	78,544,380	71,248,765	71,462,264
Effect of dilutive shares(b)	—	—	—	—
Weighted-average common shares outstanding – Diluted	70,349,265	78,544,380	71,248,765	71,462,264

Earnings (loss) per common share – Diluted	$(0.65)	$(0.95)	$0.04	$(0.26)

(a)
For the nine months ended September 30, 2012, distributed and undistributed earnings to restricted shares is 0.83% of net income. The amount of restricted share forfeitures for all periods present is immaterial to the allocation of distributed and undistributed earnings.

(b)	For the three and nine months ended September 30, 2012 and 2013, we had no dilutive shares.

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
The sources of income (loss) from continuing operations before income taxes for the three and nine months ended September 30, 2012 and 2013 were as follows:

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2013

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
U.S. operations	$572	$488	$1,253	$1,684
Non-U.S. operations	(44,718)	(75,643)	7,802	(13,605)
Total	$(44,146)	$(75,155)	$9,055	$(11,921)

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
The consolidated income tax expense (benefit) for the three and nine months ended September 30, 2012 and 2013 was determined based upon estimates of the Company's consolidated effective income tax rates for the years ending December 31, 2012 and 2013, respectively.
The Company's effective tax rate for the three and nine months ended September 30, 2012 was (3.9)% and 66.0%, respectively, compared to 0.8% and (56.4)%, respectively, for the three and nine months ended September 30, 2013. Movements in the effective tax rates are generally caused by changes in the proportion of the Company's pre-tax earnings in taxable and non-tax jurisdictions. For the three and nine months ended September 30, 2012 and 2013, the interim period effective tax rate reflects the portfolio impairment of aircraft in the amount of $78,676 and $97,592, respectively, which was treated as a discrete item.
Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Notional U.S. federal income tax expense (benefit) at the statutory rate	$(15,451)	$(26,305)	$3,169	$(4,173)
U.S. state and local income tax, net	37	39	86	125
Non-U.S. operations:
Bermuda	20,203	26,613	9,439	13,748
Ireland	(2,101)	(53)	(3,776)	(544)
Other	(1,051)	(990)	(3,109)	(2,719)
Non-deductible expenses in the U.S.	71	107	183	306
Other	(7)	(8)	(16)	(24)
Income tax provision (benefit)	$1,701	$(597)	$5,976	$6,719

Note 11. Interest, Net
The following table shows the components of interest, net:

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2013

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities(1)	$41,373	$47,682	$135,140	$147,096
Hedge ineffectiveness (gains) losses	1,474	93	1,840	197
Amortization of interest rate derivatives related to deferred losses	8,966	7,300	21,903	25,285
Amortization of deferred financing fees (2)	2,391	2,976	10,082	11,757
Interest Expense	54,204	58,051	168,965	184,335
Less interest income	(103)	(208)	(447)	(684)
Less capitalized interest	—	—	(1,315)	—
Interest, net	$54,101	$57,843	$167,203	$183,651

(1) For the nine months ended September 30, 2013, includes the loan termination fee of $2,954 related to two ECA aircraft sold in June 2013.
(2) For the nine months ended September 30, 2012, includes the write-off of deferred financings fees of $2,914 related to the repayment of Term Financing No. 1. For the nine months ended September 30, 2013, includes the write-off of deferred financings fees of $3,975 related to the repayment of two ECA Financings.

Note 12. Commitments and Contingencies
At September 30, 2013, we had commitments to acquire five aircraft during the remainder of 2013 for $256,320.

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
We held the following interest rate derivatives as of September 30, 2013:

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2013

	Derivative Liabilities
Hedged Item	Current Notional Amount	Effective Date	Maturity Date	Future Maximum Notional Amount	Floating Rate	Fixed Rate	Balance Sheet Location	Fair Value
Interest rate derivatives designated as cash flow hedges:
Securitization No. 1	$222,487	Jun-06	Jun-16	$222,487	1M LIBOR + 0.27%	5.78%	Fair value of derivative liabilities	$27,122
Securitization No. 2	499,338	Jun-12	Jun-17	499,338	1M LIBOR	1.26% to 1.28%	Fair value of derivative liabilities	6,510
Total interest rate derivatives designated as cash flow hedges	$721,825			$721,825				$33,632

Interest rate derivatives not designated as cash flow hedges:
Securitization No. 1	87,575	Jun-06	Jun-16	87,575	1M LIBOR + 0.27%	5.78%	Fair value of derivative liabilities	10,675
Total interest rate derivatives not designated as cash flow hedges	87,575			87,575				10,675

Total interest rate derivative liabilities	$809,400			$809,400				$44,307

The weighted average interest pay rates of these derivatives at December 31, 2012 and September 30, 2013 were 2.91% and 3%, respectively.
For the nine months ended September 30, 2013, the amount of loss reclassified from accumulated other comprehensive income (“OCI”) into interest expense related to net interest settlements on active interest rate derivatives was $13,717. The amount of loss expected to be reclassified from OCI into interest expense over the next 12 months related to net interest settlements on active interest rate derivatives is $16,077.
Our interest rate derivatives involve counterparty credit risk. As of September 30, 2013, our interest rate derivatives are held with the following counterparties: JP Morgan Chase Bank NA, Citibank Canada NA, and Wells Fargo Bank NA. All of our counterparties or guarantors of these counterparties are considered investment grade (senior unsecured ratings of Baa2 or above) by Moody’s Investors Service. All are also considered investment grade (long-term foreign issuer ratings of A- or above) by Standard and Poor’s. We do not anticipate that any of these counterparties will fail to meet their obligations.
In addition to the derivative liability above, another component of the fair value of our interest rate derivatives is accrued interest. As of September 30, 2013, accrued interest payable included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheet was $827 related to interest rate derivatives designated as cash flow hedges and $194 related to interest rate derivatives not designated as cash flow hedges.
Following is the effect of interest rate derivatives on the statement of financial performance for the nine months ended September 30, 2013:

Effective Portion				Ineffective Portion
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (a)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (b)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative (c)
Interest rate derivatives	$403	Interest expense	$(38,633)	Interest expense	$(203)

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2013

(a)
This represents the change in fair market value of our interest rate derivatives since year end, net of taxes, offset by the amount of actual cash paid related to the net settlements of the interest rate derivatives for the nine months ended September 30, 2013.

(b)
This represents the amount of actual cash paid, net of taxes, related to the net settlements of the interest rate derivatives for the nine months ended September 30, 2013 plus any effective amortization of net deferred interest rate derivative losses.

(c)	This represents both realized and unrealized ineffectiveness incurred during the nine months ended September 30, 2013.

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain or (Loss) Recognized in Income On Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate derivatives	Other income (expense)	$3,727

On an ongoing basis, terminated swap notionals are evaluated against debt forecasts. To the extent that interest payments are deemed remote to occur, deferred gains or losses are accelerated into interest expense as applicable.
For the nine months ended September 30, 2013, the amount of deferred net loss (including $2,027 of accelerated amortization driven by aircraft sales in 2013) reclassified from OCI into interest expense related to our terminated interest rate derivatives was $24,117. The amount of deferred net loss expected to be reclassified from OCI into interest expense over the next 12 months related to our terminated interest rate derivatives is $24,603 of which $15,908 relates to Term Financing No. 1 interest rate derivatives terminated in 2012, $1,336 relates to Term Financing No. 1 derivatives terminated in 2008, $6,030 relates to ECA Term Financings for New A330 Aircraft and $1,329 relates to other financings.

For the nine months ended September 30, 2013, the amount of effective deferred loss reclassified from OCI into interest expense related to our undesignated active interest rate derivative was $1,168. The amount of effective deferred loss expected to be reclassified from OCI into interest expense over the next 12 months related to our undesignated active interest rate derivative under our Securitization No. 1 is $1,678.
The following table summarizes amounts charged directly to the consolidated statement of income for the three and nine months ended September 30, 2012 and 2013, respectively, related to our interest rate derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Interest expense:
Hedge ineffectiveness losses	$1,474	$93	$1,840	$197
Amortization:
Accelerated amortization of deferred losses(1)	—	(2)	—	2,025
Amortization of loss of designated interest rate derivative	—	423	—	1,168
Amortization of deferred losses	8,966	6,879	21,903	22,092
Total Amortization	8,966	7,300	21,903	25,285
Total charged to interest expense	$10,440	$7,393	$23,743	$25,482

Other income:
Mark to market gains on undesignated interest rate derivatives	$—	$855	$599	$3,727
Total charged to other income	$—	$855	$599	$3,727
__________
(1) For the nine months ended September 30, 2013, represents accelerated amortization of deferred hedge losses related to two aircraft sold in June 2013.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2013

Note 14. Other Assets
The following table describes the principal components of other assets on our consolidated balance sheet as of:

	December 31, 2012	September 30, 2013
Debt investments	$40,388	$—
Deferred debt issuance costs, net of amortization of $54,146 and $58,802, respectively	55,087	47,103
Deferred federal income tax asset	22,207	26,414
Lease incentives and lease premiums, net of amortization of $26,902 and $36,787, respectively	62,822	84,860
Flight equipment held for sale	—	300
Other assets	6,260	18,565
Total other assets	$186,764	$177,242

Note 15. Accounts Payable, Accrued Expenses and Other Liabilities
The following table describes the principal components of accounts payable, accrued expenses and other liabilities recorded on our consolidated balance sheet as of:

	December 31, 2012	September 30, 2013
Accounts payable and accrued expenses	$21,507	$22,014
Deferred federal income tax liability	48,217	56,231
Accrued interest payable	38,273	48,638
Lease discounts, net of amortization of $7,328 and $5,528 respectively	596	8,009
Total accounts payable, accrued expenses and other liabilities	$108,593	$134,892

Note 16. Accumulated Other Comprehensive Loss
The following table describes the principal components of accumulated other comprehensive loss recorded on our consolidated balance sheet as of:

Changes in accumulated other comprehensive loss by component(a)	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2013
Beginning balance	$(96,352)	$(126,290)

Amount recognized in other comprehensive loss on derivatives, net of tax benefit of $43 and tax expense of $21, respectively	(2,556)	403
Amounts reclassified from accumulated other comprehensive loss into income, net of tax expense of $121 and $368, respectively	11,654	38,633
Net current period other comprehensive income	9,098	39,036

Ending balance	$(87,254)	$(87,254)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2013

Reclassifications from accumulated other comprehensive loss(a)	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2013

Losses on cash flow hedges
Amount of effective amortization of net deferred interest rate derivative losses(b)	$7,300	$25,285
Effective amount of net settlements of interest rate derivatives, net of tax expense of $121 and $368, respectively(b)	4,354	13,348
Amount of loss reclassified from accumulated other comprehensive loss into income(c)	$11,654	$38,633

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

OVERVIEW
We acquire, lease, and sell high-utility commercial jet aircraft. High-utility aircraft are generally modern, operationally efficient jets with many operators and long useful lives. As of September 30, 2013, our portfolio consisted of 161 aircraft leased to 68 lessees located in 37 countries. Our aircraft fleet is managed by an experienced team based in the United States, Ireland and Singapore. Typically, our aircraft are subject to net leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs, although in a majority of cases, we are obligated to pay a portion of specified maintenance or modification costs. From time to time, we also make investments in other aviation assets, including debt investments secured by commercial jet aircraft. Our revenues and net losses for the three and nine months ended September 30, 2013 were $170.1 million and $74.6 million, and $516.7 million and $18.6 million, respectively.
The commercial jet aircraft market has grown 41% over the past 10 years and, in response, production levels for new aircraft by Boeing and Airbus have increased significantly during this time. For the first nine months of 2013, air traffic data demonstrated improvement in passenger travel levels while the air cargo traffic continued to stagnate. According to the International Air Transport Association, global passenger traffic increased by 5.0% while air cargo traffic, measured in freight ton kilometers, increased 0.5% as compared to the same period in 2012. Increasing global GDP levels together with a proliferation of passenger air travel in emerging economies has driven the long-term growth in the commercial passenger jet aircraft market. On the other hand, the air cargo market has been sluggish since 2011, reflecting very low levels of world trade growth during this time in addition to shifts away from air freight to other transportation modes.
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
We plan to grow our business and profits over the long-term by continuing to employ the following elements of our fundamental business strategy:

•
Investing in additional commercial jet aircraft and other aviation assets when attractively priced opportunities and cost effective financing are available. We believe the large and growing aircraft market, together with ongoing fleet replacements, will provide significant acquisition opportunities. We regularly evaluate potential aircraft acquisitions and expect to continue our investment program through additional purchases when attractively priced opportunities and cost effective financing are available.

•
Pursue a disciplined, "value oriented" investment strategy. In our view, the relative values of different aircraft investments change over time. As a consequence, we maintain a "value oriented" investment strategy to seek out the best risk-adjusted return opportunities across the commercial jet market. To this end, we carefully evaluate investments across different aircraft models, ages, lessees and acquisition sources and re-evaluate these choices periodically as market conditions and relative investment values change. In this respect, we believe the financing flexibility offered through unsecured debt enables our value oriented strategy and provides us with a competitive advance for many investment opportunities.

•
Maintaining efficient access to financing from multiple sources. We finance our aircraft acquisitions using various long-term debt structures obtained through several different markets to obtain cost effective financing. In this regard, we believe having corporate credit ratings from major ratings agencies enables us to access a broader pool of capital than many of our peers, enhancing our competitiveness and ability to source attractive investment opportunities. This, in turn, will allow us to grow our business and profits.

•
Leveraging our efficient operating platform and strong operating track record. We believe our team's capabilities in the global aircraft leasing market place us in a favorable position to source and manage new income-generating activities. We intend to continue to focus our efforts in areas where we believe we have competitive advantages, both with respect to new direct investments as well as ventures with strategic business partners.

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

•
We intend to pay quarterly dividends to our shareholders based on the company's sustainable earnings levels. However our ability to pay quarterly dividends will depend upon many factors, including those as previously disclosed in Aircastle’s 2012 Annual Report on Form 10-K. On August 2, 2013, our board of directors declared a regular quarterly dividend of $0.165 per common share, or an aggregate of $13.3 million for the three months ended September 30, 2013, which was paid on September 13, 2013 to holders of record on August 30, 2013. These dividends may not be indicative of the amount of any future dividends.

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

2013 Lease Expirations and Lease Placements
We started the year with 19 aircraft having scheduled lease expirations in 2013 and we have leased, extended or sold 17 of these aircraft. We expect to sell or use for internal purposes the two remaining aircraft which represent less than 1% of our total net book value of flight equipment (including flight equipment held for lease and net investment in finance leases) at September 30, 2013. In the first half of 2013, we also leased or sold seven aircraft that were off-lease earlier in the year.

2014 Lease Expirations and Lease Placements
We reported as of June 30, 2013 that 37 aircraft in our fleet had scheduled lease expirations in 2014. We have leased, extended or sold 15 of these aircraft, and we added one new scheduled lease expiration in 2014. The remaining 23 aircraft now having scheduled lease expiration in 2014 represent 9% of our total net book value of flight equipment (including flight equipment held for lease and net investment in finance leases) at September 30, 2013. We are remarketing the remaining 23 aircraft for sale or lease and we expect to sell ten of these aircraft, representing 2% of such net book value, for part-out.

2015-2018 Lease Expirations and Lease Placements
Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in the period 2015-2018 representing the percentage of our net book value of flight equipment (including flight equipment held for lease and net investment in finance leases) at September 30, 2013 specified below:

•	2015: 21 aircraft, representing 7%;

•	2016: 25 aircraft, representing 10%;

•	2017: 32 aircraft, representing 23%; and

•	2018: 19 aircraft, representing 13%.

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

Acquisitions and Sales
Thus far in 2013, we invested in 17 aircraft for $976.0 million as follows:

•	seven aircraft for $659.7 million with ages of less than five years;

•	seven aircraft for $264.4 million between five and ten years in age;

•	two aircraft for $40.1 million between ten and fifteen years in age; and

•	one aircraft for $11.8 million with an age of over fifteen years.
As of September 30, 2013, we had commitments to acquire five aircraft for $256.3 million. Since September 30, 2013, we made additional commitments to acquire three aircraft for $223.0 million, for total commitments of $479.3 million.
During the first nine months of 2013, the aggregate sales price for flight equipment sold was $285.2 million, which resulted in a net gain of $25.6 million. We repaid debt associated with this flight equipment in the amount of $154.7 million.
The following table sets forth certain information with respect to the aircraft owned by us as of September 30, 2013:

AIRCASTLE AIRCRAFT INFORMATION (dollars in millions)

Owned Aircraft as of September 30, 2013(1)
Flight Equipment	$5,086
Unencumbered Flight Equipment	$2,712
Number of Aircraft	161
Number of Unencumbered Aircraft	80
Number of Lessees	68
Number of Countries	37
Weighted Average Age – Passenger (years)(2)	9.2
Weighted Average Age – Freighter (years)(2)	12.9
Weighted Average Age – Combined (years)(2)	10.0
Weighted Average Remaining Passenger Lease Term (years)(3)	5.4
Weighted Average Remaining Freighter Lease Term (years)(3)	4.0
Weighted Average Remaining Combined Lease Term (years)(3)	5.1
Weighted Average Fleet Utilization during the three months ended September 30, 2013(4)	100%
Weighted Average Fleet Utilization during the nine months ended September 30, 2013(4)	98%
Portfolio Yield for the three months ended September 30, 2013(5)	13.7%
Portfolio Yield for the nine months ended September 30, 2013(5)	13.5%

(1)	Calculated using net book value of flight equipment held for lease and net investment in finance leases at period end.

(2)	Weighted average age (years) by net book value.

(3)	Weighted average remaining lease term (years) by net book value.

(4)	Aircraft on-lease days as a percent of total days in period weighted by net book value.

(5)	Lease rental revenue for the period as a percent of the average net book value of flight equipment held for lease for the period; quarterly information is annualized.

Our owned aircraft portfolio as of September 30, 2013 is listed in Exhibit 99.1 to this report.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of September 30, 2013
	Number of Aircraft	% of Net Book Value(1)
Aircraft Type
Passenger:
Narrowbody	97	36%
Midbody	38	35%
Widebody	4	9%
Total Passenger	139	80%
Freighter	22	20%
Total	161	100%

Manufacturer
Boeing	96	52%
Airbus	60	45%
Embraer	5	3%
Total	161	100%

Regional Diversification
Europe	67	33%
Asia and Pacific	52	38%
North America	21	11%
South America	14	7%
Middle East and Africa	7	11%
Total	161	100%

(1)	Calculated using net book value of flight equipment held for lease and net investment in finance leases at period end.

Our largest customer represents less than 7% of the net book value of flight equipment held for lease (includes net book value of flight equipment held for lease and net investment in finance leases) at September 30, 2013. Our top 15 customers for aircraft we owned at September 30, 2013, representing 60 aircraft and 56% of the net book value of flight equipment held for lease, are as follows:

Percent of Net Book Value	Customer	Country	Number of Aircraft
Greater than 6% per customer	Garuda	Indonesia	5
	South African Airways	South Africa	4

3% to 6% per customer	Emirates	United Arab Emirates	2
	US Airways	USA	11
	Virgin Australia	Australia	2
	SriLankan Airlines	Sri Lanka	5
	AirBridge Cargo(1)	Russia	2
	Singapore Airlines	Singapore	2
	Thai Airways	Thailand	1

Less than 3% per customer	Martinair(2)	Netherlands	4
	Jet Airways	India	6
	Azul	Brazil	5
	GOL (3)	Brazil	7
	Air Canada	Canada	2
	Asiana Airlines	South Korea	2

(1)	Guaranteed by Volga-Dnepr Airlines.

(2)	Martinair is a wholly owned subsidiary of KLM. If combined with KLM and two other affiliated customers, represents 7% of flight equipment held for lease.

(3)	GOL has guaranteed the obligations of an affiliate, VRG Linhas Aereas.

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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2012 to the three months ended September 30, 2013:

	Three Months Ended September 30,
	2012	2013
	(Dollars in thousands)
Revenues:
Lease rental revenue	$159,547	$161,148
Finance lease revenue	3,518	4,122
Amortization of net lease premiums, discounts and lease incentives	(6,838)	(9,737)
Maintenance revenue	10,944	12,932
Total lease revenue	167,171	168,465
Other revenue	5,695	1,625
Total revenues	172,866	170,090
Operating expenses:
Depreciation	68,413	70,469
Interest, net	54,101	57,843
Selling, general and administrative	11,907	12,830
Impairment of aircraft	78,676	106,136
Maintenance and other costs	3,926	1,914
Total operating expenses	217,023	249,192
Other income:
Gain on sale of flight equipment	11	3,092
Other	—	855
Total other income	11	3,947
Income (loss) from continuing operations before income taxes	(44,146)	(75,155)
Income tax provision	1,701	(597)
Net income (loss)	$(45,847)	$(74,558)

Revenues:
Total revenues decreased by 1.6%, or $2.8 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, primarily as a result of the following:
Lease rental revenue. The increase in lease rental revenue of $1.6 million for the three months ended September 30, 2013 as compared to the same period in 2012 was primarily the result of:

•	$24.6 million of revenue reflecting the full quarter impact of 10 aircraft purchased in 2012 and 16 aircraft purchased in 2013; and

•	$3.2 million due to lease extensions and transitions.
This increase was offset partially by a decrease in lease rental revenue of:

•	$15.2 million due to aircraft sales; and

•	$11.1 million from the effect of lease terminations and other changes.

Finance lease revenue: For the three months ended September 30, 2013, $4.1 million of interest income from finance leases was recognized as compared to $3.5 million of interest income from finance leases recorded for the same period in 2012.

Amortization of net lease premiums, discounts and lease incentives.

	Three Months Ended September 30,
	2012	2013
	(Dollars in thousands)
Amortization of lease incentives	$(5,891)	$(7,886)
Amortization of lease premiums	(1,270)	(2,347)
Amortization of lease discounts	323	496
Amortization of net lease premiums, discounts and lease incentives	$(6,838)	$(9,737)
As more fully described above under “Revenues”, lease incentives represent our estimated portion of the lessee’s cost for heavy maintenance, overhaul or replacement of certain high-value components which is amortized over the life of the related lease. As we enter into new leases, the amortization of lease incentives generally increases and, conversely, if a related lease terminates, the related unused lease incentive liability will reduce the amortization of lease incentives. The increase in amortization of lease incentives of $2.0 million was primarily attributable to the reversal of lease incentive amortization in the second quarter of 2012 related to seven unscheduled lease transitions and two scheduled lease transitions. This resulted in lower amortization of lease incentives for the three months ended September 30, 2012 as compared to the same period in 2013.
As more fully described above under “Revenues”, lease premiums represent the present value of the amount above current lease rates for acquired aircraft with attached leases. The increase in amortization of lease premiums of $1.1 million for the three months ended September 30, 2013 as compared to the same period in 2012 primarily resulted from additional amortization on 11 aircraft purchased after the end of the third quarter of 2012.

Maintenance revenue.

	Three Months Ended September 30,
	2012		2013
	Dollars (in thousands)	Number of Leases	Dollars (in thousands)	Number of Leases
Unscheduled lease terminations	$10,258	2	$12,056	1
Scheduled lease terminations	686	1	876	2
Maintenance revenue	$10,944	3	$12,932	3
Unscheduled lease terminations. For the three months ended September 30, 2012, we recorded maintenance revenue from unscheduled lease terminations of $10.3 million primarily associated with two aircraft returned in the fourth quarter of 2012. Comparatively, for the same period in 2013, we recorded maintenance revenue totaling $12.1 million from unscheduled lease terminations primarily associated with one aircraft returned in the third quarter of 2013 resulting from an early termination agreement with the lessee.
Scheduled lease terminations. For the three months ended September 30, 2012, we recorded maintenance revenue from scheduled lease terminations of $0.7 million primarily associated with one scheduled lease termination. Comparatively, for the same period in 2013, we recorded $0.9 million, primarily associated with maintenance revenue from two scheduled lease terminations.
Other revenue. For the three months ended September 30, 2012, other revenue was $5.7 million which was primarily comprised of $1.3 million of interest on our debt investments and $3.9 million recognized in additional fees paid by a lessee in connection with the early termination of one lease. For the three months ended September 30, 2013, other revenue was $1.6 million which represents additional fees paid by one lessee in connection with the early termination of one lease.

Operating expenses:
Total operating expenses increased $32.2 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, primarily as a result of the following:

Depreciation expense increased by 3.0%, or $2.1 million for the three months ended September 30, 2013 as compared to the same period in 2012. The net increase is primarily the result of :

•	a $7.9 million increase in depreciation for aircraft acquired; and

•	a $1.8 million increase due to changes in asset lives and residual values.
This increase was partially offset by:

•	a $6.7 million decrease in depreciation for aircraft sales; and

•	a $1.0 million decrease due to capitalized aircraft improvements being fully depreciated.

Interest, net consisted of the following:

	Three Months Ended September 30,
	2012	2013
	(Dollars in thousands)
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$41,373	$47,682
Hedge ineffectiveness losses (gains)	1,474	93
Amortization of interest rate derivatives related to deferred losses	8,966	7,300
Amortization of deferred financing fees and notes discount	2,391	2,976
Interest Expense	54,204	58,051
Less interest income	(103)	(208)
Less capitalized interest	—	—
Interest, net	$54,101	$57,843
Interest, net increased by $3.7 million, or 6.9%, over the three months ended September 30, 2012. The net increase is primarily a result of:

•
a $6.3 million increase in interest expense on our borrowings driven by increased volume on our debt outstanding of $3.4 million ($3.36 billion for the three months ended September 30, 2013 as compared to $3.11 billion for the three months ended September 30, 2012), and higher weighted average interest rate of $2.9 million (5.6% for the three months ended September 30, 2013 as compared to 5.3% for the three months ended September 30, 2012).

This increase was partially offset by:

•	a $1.4 million decrease in hedge ineffectiveness resulting from changes in our debt forecast; and

•	a $1.7 million decrease in amortization of deferred losses which came to full term in January 2013.
Selling, general and administrative expenses for the three months ended September 30, 2013 increased slightly over the same period in 2012. Non-cash share based expense was $1.1 million and $1.1 million for the three months ended September 30, 2012 and 2013, respectively.
Impairment of Aircraft was $106.1 million for the three months ended September 30, 2013 related to six Boeing Model 747-400BCF/SF aircraft and one Boeing Model 737-700 aircraft, all of which did not pass their recoverability assessments. (See "Summary of Impairments and Recoverability Assessment" below for a detailed discussion of the related impairment charges for these aircraft.) During the three months ended September 30, 2012, we recorded impairment of $78.7 million related to eight Boeing Model 737-300/ -400 aircraft, four Boeing Model 767-300ER aircraft, one Airbus Model A310-300F aircraft and two Airbus Model A320-200 aircraft, all of which did not pass their recoverability assessments.

Other income:
Total other income for the three months ended September 30, 2013 was $3.9 million as compared to $11 thousand for the same period in 2012. The increase was due to a $3.1 million increase on gain on sale of flight equipment and a $0.9 million increase related to the mark to market value of an undesignated interest rate derivative.

Income tax provision
Our provision for income taxes for the three months ended September 30, 2012 and 2013 was $1.7 million and $(0.6) million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland and the United States. The decrease in our income tax provision of approximately $2.3 million for the three months ended September 30, 2013 as compared to the same period in 2012 was primarily attributable to a decrease in operating income subject to tax in the U.S. and Ireland as a result of treating the $97.6 million portfolio impairment of aircraft as a discrete item.
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

Other comprehensive loss:

	Three Months Ended September 30,
	2012	2013
	(Dollars in thousands)
Net loss	$(45,847)	$(74,558)
Net change in fair value of derivatives, net of tax expense of $37 and $78, respectively	1,426	1,798
Derivative loss reclassified into earnings	8,966	7,300
Total comprehensive loss	$(35,455)	$(65,460)

Other comprehensive loss was $65.5 million for the three months ended September 30, 2013, an increase of $30.0 million from the $35.5 million of other comprehensive loss for the three months ended September 30, 2012. Other comprehensive income for the three months ended September 30, 2013 primarily consisted of:

•	$74.6 million of net loss;

•
$1.8 million gain from a change in fair value of interest rate derivatives, net of taxes which is due primarily to net settlements for the three months ended September 30, 2013 partially offset by a slight loss due to a downward shift in the one-month LIBOR forward curve; and

•	$7.3 million of amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.
Other comprehensive loss for the three months ended September 30, 2012 primarily consisted of:

•	$45.8 million of net loss;

•
a $1.4 million gain from a change in fair value of interest rate derivatives, net of taxes which is due primarily to net settlements for the three months ended September 30, 2012, partially offset by a slight loss due to a downward shift in the one-month LIBOR forward curve; and

•	$9.0 million of amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.

RESULTS OF OPERATIONS
Comparison of the nine months ended September 30, 2012 to the nine months ended September 30, 2013:

	Nine Months Ended September 30,
	2012	2013
	(Dollars in thousands)
Revenues:
Lease rental revenue	$465,413	$475,656
Finance lease revenue	4,474	12,120
Amortization of net lease premiums, discounts and lease incentives	(6,392)	(25,527)
Maintenance revenue	37,126	42,983
Total lease revenue	500,621	505,232
Other revenue	9,341	11,425
Total revenues	509,962	516,657
Operating expenses:
Depreciation	200,024	212,448
Interest, net	167,203	183,651
Selling, general and administrative	36,616	39,297
Impairment of aircraft	88,787	112,335
Maintenance and other costs	11,943	11,464
Total operating expenses	504,573	559,195
Other income:
Gain on sale of flight equipment	3,062	25,601
Other	604	5,016
Total other income	3,666	30,617
Income (loss) from continuing operations before income taxes	9,055	(11,921)
Income tax provision	5,976	6,719
Net income (loss)	$3,079	$(18,640)

Revenues:
Total revenues increased by 1.3%, or $6.7 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, primarily as a result of the following:
Lease rental revenue. The increase in lease rental revenue of $10.2 million for the nine months ended September 30, 2013 as compared to the same period in 2012 was primarily the result of:

•	$69.5 million of revenue reflecting the full quarter impact of 17 aircraft purchased in 2012 and 16 aircraft purchased in 2013; and

•	$14.4 million due to lease extensions and transitions.
This increase was offset partially by a decrease in lease rental revenue of:

•	$38.4 million from the effect of lease terminations and other changes; and

•	$35.3 million due to aircraft sales.

Finance lease revenue: For the nine months ended September 30, 2013, $12.1 million of interest income from finance leases was recognized as compared to $4.5 million of interest income from finance leases recorded for the same period in 2012.

Amortization of net lease premiums, discounts and lease incentives.

	Nine Months Ended September 30,
	2012	2013
	(Dollars in thousands)
Amortization of lease incentives	$(4,568)	$(20,072)
Amortization of lease premiums	(3,184)	(6,473)
Amortization of lease discounts	1,360	1,018
Amortization of net lease premiums, discounts and lease incentives	$(6,392)	$(25,527)
As more fully described above under “Revenues”, lease incentives represent our estimated portion of the lessee’s cost for heavy maintenance, overhaul or replacement of certain high-value components which is amortized over the life of the related lease. As we enter into new leases, the amortization of lease incentives generally increases and, conversely, if a related lease terminates, the related unused lease incentive liability will reduce the amortization of lease incentives. The increase in amortization of lease incentives of $15.5 million was primarily attributable to the reversal of $14.7 million of lease incentive amortization in the nine months ended September 30, 2012 related to eight unscheduled lease transitions and three scheduled lease transitions, resulting in lower amortization of lease incentives for the nine months ended September 30, 2012 as compared to the same period in 2013.
As more fully described above under “Revenues”, lease premiums represent the present value of the amount above current lease rates for acquired aircraft with attached leases. The increase in amortization of lease premiums of $3.3 million for the nine months ended September 30, 2013 as compared to the same period in 2012 primarily resulted from additional amortization on 11 aircraft purchased after the end of the third quarter of 2012.

Maintenance revenue.

	Nine Months Ended September 30,
	2012		2013
	Dollars (in thousands)	Number of Leases	Dollars (in thousands)	Number of Leases
Unscheduled lease terminations	$25,069	6	$32,051	8
Scheduled lease terminations	12,057	5	10,932	6
Maintenance revenue	$37,126	11	$42,983	14
Unscheduled lease terminations. For the nine months ended September 30, 2012, we recorded maintenance revenue from unscheduled lease terminations of $25.1 million primarily associated with four aircraft returned in 2012 and two aircraft returned in the fourth quarter of 2012 resulting from an early termination agreement in the third quarter of 2012. Comparatively, for the same period in 2013, we recorded maintenance revenue totaling $32.1 million from unscheduled lease terminations primarily associated with eight aircraft returned in the first half of 2013 resulting from early termination agreements with those lessees.
Scheduled lease terminations. For the nine months ended September 30, 2012, we recorded maintenance revenue from scheduled lease terminations of $12.1 million associated with five scheduled lease terminations. Comparatively, for the same period in 2013, we recorded $10.9 million, associated with maintenance revenue from six scheduled lease terminations.
Other revenue. For the nine months ended September 30, 2012, other revenue was $9.3 million primarily comprised of $6.7 million of additional fees paid by lessees in connection with early termination of nine leases and $2.6 million of interest on our debt investments. For the nine months ended September 30, 2013, other revenue was $11.4 million which was comprised of $1.7 million of interest on our debt investments and $9.6 million recognized in additional fees paid by six lessees in connection with the early termination of eight leases.

Operating expenses:
Total operating expenses increased by 10.8%, or $54.6 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, primarily as a result of the following:
Depreciation expense increased by 6.2%, or $12.4 million for the nine months ended September 30, 2013 as compared to the same period in 2012. The net increase is primarily the result of:
•a $20.4 million increase in depreciation for aircraft acquired; and
•a $7.3 million increase due to changes to asset lives and residual values.
This increase was offset by:

•	a $13.1 million decrease in depreciation for aircraft sales; and

•	a $2.6 million decrease due to capitalized aircraft improvements being fully depreciated.

Interest, net consisted of the following:

	Nine Months Ended September 30,
	2012	2013
	(Dollars in thousands)
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$135,140	$147,096
Hedge ineffectiveness losses	1,840	197
Amortization of interest rate derivatives related to deferred losses	21,903	25,285
Amortization of deferred financing fees and notes discount	10,082	11,757
Interest Expense	168,965	184,335
Less interest income	(447)	(684)
Less capitalized interest	(1,315)	—
Interest, net	$167,203	$183,651
Interest, net increased by $16.4 million, or 9.8%, over the nine months ended September 30, 2012. The net increase is primarily a result of:

•
a $12.0 million increase in interest expense on our borrowings driven by driven by loan breakage fees of $3.0 million in connection with the early repayment of two ECA Loans and the impact of higher weighted average debt outstanding ($3.47 billion for the nine months ended September 30, 2013 as compared to $3.08 billion for the nine months ended September 30, 2012) of $17.6 million, partially offset by the effect of lower interest rates during the same period in the prior year of $8.6 million;

•
a $3.4 million increase in amortization of deferred losses primarily due to deferred swap loss amortization related to the repayment of Term Financing No. 1 in April 2012 and the repayment of two ECA loans in June 2013; and

•	a $1.7 million increase in amortization of deferred financing fees primarily due to the write-off of fees related to the early repayment of two ECA loans in June 2013.
These increases were partially offset by:

•	a $1.6 million decrease resulting from changes in measured hedge ineffectiveness due to changes in our debt forecast; and

•	a $1.3 million decrease in capitalized interest reflecting the final aircraft delivery from our A330 program in April 2012.
Selling, general and administrative expenses for the nine months ended September 30, 2013 increased by $2.7 million over the same period in 2012. Non-cash share based expense was $3.2 million and $2.9 million for the nine months ended September 30, 2012 and 2013, respectively.

Impairment of aircraft was $112.3 million for the nine months ended September 30, 2013 related to six Boeing Model 747-400BCF/SF aircraft and one Boeing Model 737-700 aircraft, all of which did not pass their recoverability assessments, and one Boeing Model 767-300ER aircraft and one Airbus A319-100 aircraft, each of which was returned to us early by the respective lessee. (See "Summary of Impairments and Recoverability Assessment" below for a detailed discussion of the related impairment charges for these aircraft.) During the nine months ended September 30, 2012, we recorded impairment of $88.8 million related to eight Boeing Model 737-300/ -400 aircraft, four Boeing Model 767-300ER aircraft, one Boeing Model 757-200 aircraft , five Boeing Model 767-300ER aircraft, one Airbus Model A310-300F aircraft and two Airbus Model A320-200 aircraft, all of which did not pass their recoverability assessments.

Other income:
Total other income for the nine months ended September 30, 2013 was $30.6 million as compared to $3.7 million for the same period in 2012. The increase was due to a $22.5 million increase on gain on sale of flight equipment and a $3.1 million increase related to the mark to market value of an undesignated interest rate derivative.

Income tax provision
Our provision for income taxes for the nine months ended September 30, 2012 and 2013 was $6.0 million and $6.7 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland and the United States. The increase in our income tax provision of approximately $0.7 million for the nine months ended September 30, 2013 as compared to the same period in 2012 was primarily attributable to an increase in operating income subject to tax in the U.S. and Ireland and the tax effect of treating the $97.6 million portfolio impairment of aircraft as a discrete item.
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

Other comprehensive income:

	Nine Months Ended September 30,
	2012	2013
	(Dollars in thousands)
Net income (loss)	$3,079	$(18,640)
Net change in fair value of derivatives, net of tax expense of $465 and $389, respectively	23,708	13,751
Derivative loss reclassified into earnings	21,903	25,285
Total comprehensive income	$48,690	$20,396

Other comprehensive income was $20.4 million for the nine months ended September 30, 2013, an decrease of $28.3 million from the $48.7 million of other comprehensive income for the nine months ended September 30, 2012. Other comprehensive income for the nine months ended September 30, 2013 primarily consisted of:

•	$(18.6) million of net loss;

•
$13.8 million gain from a change in fair value of interest rate derivatives, net of taxes which is due primarily to net settlements for the nine months ended September 30, 2013 partially offset by a slight loss due to a downward shift in the one-month LIBOR forward curve; and

•	$25.3 million of amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.
Other comprehensive income for the nine months ended September 30, 2012 primarily consisted of:

•	$3.1 million of net income;

•
a $23.7 million gain from a change in fair value of interest rate derivatives, net of taxes which is due primarily to net settlements for the nine months ended September 30, 2012 partially offset by a slight loss due to a downward shift in the one-month LIBOR forward curve; and

•	$21.9 million of amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.

Summary of Impairments and Recoverability Assessment
We perform our annual fleet-wide recoverability assessment during the third quarter of each year. This recoverability assessment, as more fully described in our Annual Report on Form 10-K for the year ended December 31, 2012, is a comparison of the carrying value of each aircraft to its undiscounted expected future cash flows. We develop the assumptions used in the recoverability assessment, including those relating to current and future demand for each aircraft type, based on management's experience in the aircraft leasing industry as well as information received from third party sources. Estimates of the undiscounted cash flows for each aircraft type are impacted by changes in contracted and future expected lease rates, residual values, expected scrap values, economic conditions and other factors.
Following completion of the recoverability analysis during the third quarter of 2013, we determined the cash flows expected to be generated by several of our aircraft did not support carrying values. As a result, as noted below, we impaired seven aircraft with an aggregate net book value as of June 30, 2013 that was $318.9 million, writing down their book values by a total of $97.6 million. For some of these aircraft we also shortened the expected lives and/or reduced the residual values. More specifically, we wrote down the values on:

•	Six Boeing Model 747-400 converted freighter aircraft manufactured between 1990 and 1994 and recorded impairment charges total $88.6 million; and

•	One Boeing Model 737-700 aircraft manufactured in 1999 and recorded an impairment charge of $8.9 million.

During the third quarter of 2013, we elected not to invest in engine performance restoration maintenance visits for one Boeing Model 767-300ER aircraft and instead agreed with the lessee to terminate the lease prior to scheduled expiry and pursue a part-out sale. We recorded impairment charges of $8.5 million and we recorded maintenance revenue of $12.1 million and other revenue of $0.9 million from an early termination payment for the three months ended September 30, 2013, for this aircraft.

In addition, for two McDonnell Douglas MD-11F freighter aircraft manufactured in 1997 that passed the recoverability assessment, we shortened the expected lives from 35 years to 25 years from production date.
For changes we made to our aircraft, our total depreciation expense will decrease by approximately $0.9 million in the fourth quarter of 2013, as compared to the three months ended June 30, 2013. We estimate a decrease in depreciation expense for changes we made to our aircraft for the year ended December 31, 2014 of approximately $4.6 million.
In this year's assessment, we lowered our assumptions for the freighter aircraft noted above to reflect the cumulative effect of increasing supply in the wake of stagnating demand over the past three years. More specifically, higher production levels for new, large freighter aircraft together with increased belly freight capacity from the latest generation of wide-body passenger aircraft have resulted in a glut of large freighter aircraft. At the same time, air freight demand has not increased due to modest economic growth rates in certain key economies and structural changes in the freight market (e.g., the evolution of smaller, smarter and lighter electronic devices and modal shifts). The combined effect of these developments has depressed lease rates and driven more converted freighter aircraft into storage, particularly over the past year.

In addition to the changes noted above, we reduced projected rental levels for Boeing Model 737-700 aircraft to reflect lower demand for this smaller variant of the Boeing 737 "New Generation" family, as lower fare airline business models drive demand for shorter-haul operations to larger models having similar trip costs.

Other than the aircraft discussed above, management believes that the net book value of each aircraft is currently supported by the estimated future undiscounted cash flows expected to be generated by that aircraft, and accordingly, no other aircraft were impaired as a consequence of this recoverability assessment. However, our lessees may face financial difficulties and return aircraft to us prior to the contractual lease expiry dates which may change our cash flow assumptions and require future impairment charges. While we believe that the estimates and related assumptions used in the recoverability assessment are appropriate, actual results could differ from those estimates.

At September 30, 2013, we had a total of 11 aircraft with a total net book value of $208.7 million (accounting for 4.1% of the total net book value of our flight equipment held for lease) that we consider more susceptible to failing our recoverability assessment. The recoverability in the value of these aircraft is more sensitive to changes in contractual cash flows, future cash flow estimates and aircraft residual or scrap values. These aircraft fall into the categories as shown in the table below:

Aircraft Type	Number of Aircraft	Percent of Net Book Value
Narrowbody	5	1.3%
Midbody	3	1.0%
Freighters	3	1.8%

RECENT UNADOPTED ACCOUNTING PRONOUNCEMENTS
None

PROPOSED ACCOUNTING PRONOUNCEMENTS
In May 2013, the Financial Accounting Standards Board (the "FASB") issued re-exposure draft, “Leases” (the “Lease Re-ED”), which would replace the existing guidance in the Accounting Standards Codification (“ASC”) 840 (“ASC 840”), Leases. The FASB decided that leases would be classified as either leases of real property (Type B) or leases of assets other than real property (Type A). Leases of real property will continue to use operating lease accounting. Leases of other than real property would use the receivable residual approach. Under the receivable residual approach, a lease receivable would be recognized for the lessor's right to receive lease payments, a portion of the carrying amount of the underlying asset would be allocated between the right of use granted to the lessee and the lessor's residual value and profit or loss would only be recognized at commencement if it is reasonably assured. The comment period for the Lease Re-ED ended on September 13, 2013. We anticipate that the final standard may have an effective date no earlier than 2017. When and if the proposed guidance becomes effective, it may have a significant impact on the Company's consolidated financial statements. Although we believe the presentation of our financial statements, and those of our lessees could change, we do not believe the accounting pronouncement will change the fundamental economic reasons for which the airlines lease aircraft. Therefore, we do not believe it will have a material impact on our business.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity currently are cash on hand, cash generated by our aircraft leasing operations, loans secured by new aircraft we acquire and unsecured borrowings. Our business is very capital intensive, requiring significant investments in order to expand our fleet during periods of growth and investments in maintenance and improvements on our existing portfolio. Our business also generates a significant amount of cash from operations, primarily from lease rentals and maintenance collections. These sources have historically provided liquidity for these investments and for other uses, including the payment of dividends to our shareholders. In the past, we have also met our liquidity and capital resource needs by utilizing several sources, including:

•	lines of credit, our securitizations, term financings, secured borrowings supported by export credit agencies for new aircraft acquisitions and bank financings secured by aircraft purchases;

•	unsecured indebtedness, including an unsecured revolving credit facility and unsecured senior notes;

•	sales of common shares; and

•	asset sales.

In July 2013, we issued 12,320,000 of our common shares, par value US$0.01, at a price of $17.00 per share to an affiliate of Marubeni Corporation, a Japanese corporation (the "Investor") for $209.4 million. In June 2013, we also entered into a Shareholder Agreement with the Investor, which became effective in July 2013 upon the closing of the issuance.

In early August 2013, we amended and restructured our existing $150.0 million 2012 revolving credit facility (the "2012 Revolving Credit Facility") with a new unsecured revolving credit facility (the "2013 Revolving Credit Facility”).  The 2013 Revolving Credit Facility was initially sized at $335.0 million and can be increased to a maximum of $400.0 million.  The 2013 Revolving Credit Facility has a term of three and is scheduled to expire in August 2016.

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

As of September 30, 2013, we are in compliance with all applicable covenants in our financings.

We believe that cash on hand, payments received from lessees and other funds generated from operations, borrowings under our 2013 Revolving Credit Facility and other borrowings and proceeds from future aircraft sales will be sufficient to satisfy our liquidity and capital resource needs over the next twelve months. Our liquidity and capital resource needs include payments due under our aircraft purchase obligations, required principal and interest payments under our long-term debt facilities, expected capital expenditures, lessee maintenance payment reimbursements and lease incentive payments over the next twelve months.

Cash Flows

	Nine Months Ended September 30,
	2012	2013
	(Dollars in thousands)
Net cash flow provided by operating activities	$305,956	$319,313
Net cash flow used in investing activities	(516,300)	(523,627)
Net cash flow (used in) provided by financing activities	138,781	(175,753)

Operating Activities:
Cash flow from operations was $306.0 million and $319.3 million for the nine months ended September 30, 2012 and September 30, 2013, respectively. The increase in cash flow from operations of approximately $13.4 million for the nine months ended September 30, 2013 versus the same period in 2012 was primarily a result of:

•	a $12.9 million increase in cash from maintenance revenue;

•	a $9.1 million increase in cash from working capital;

•	a $7.6 million increase in cash from finance leases; and

•	a $1.1 million decrease in cash paid for taxes.
These inflows were offset partially by:

•	a $22.3 million increase in cash paid for interest.

Investing Activities:
Cash used in investing activities was $516.3 million and $523.6 million for the nine months ended September 30, 2012 and September 30, 2013, respectively. The increase in cash flow used in investing activities of $7.3 million for the nine months ended September 30, 2013 versus the same period in 2012, was primarily a result of:

•	a $230.8 million increase in the proceeds from the sale of flight equipment;

•	a $84.5 million decrease in the net investment in finance leases;

•	a $43.6 million decrease in purchase of debt investments;

•	a $38.8 million increase in principal repayments on debt investments; and

•	a $19.5 million decrease in aircraft purchase deposits and progress payments.
These inflows were offset partially by:

•	a $386.2 million increase in the acquisition and improvement of flight equipment; and

•	a $38.0 million decrease in restricted cash and cash equivalents related to sale of flight equipment.

Financing Activities:
Cash provided by financing activities was $138.8 million for the nine months ended September 30, 2012 as compared to cash used in financing activities of $175.8 million for the nine months ended September 30, 2013. The net increase in cash flow used in financing activities of $314.5 million for the nine months ended September 30, 2013 versus the same period in 2012 was a result of:

•	a $798.9 million decrease in proceeds from notes and debt financings;

•	a $180.0 million decrease in restricted cash and cash equivalents related to security deposits and maintenance payments; and

•	a $3.7 million increase in dividends.
The increases were offset partially by:

•	a $353.5 million decrease in securitization and term debt repayments primarily due to the repayment of $583.1 million for Term Financing No. 1 in April 2012;

•	a $228.2 million increase in issuances of common shares, net of repurchased shares;
•a $50.8 million decrease in payments for terminated cash flow hedges;
•a $14.9 million decrease in deferred financing costs;
•a $13.3 million increase in maintenance deposits received net of maintenance deposits returned; and
•a $7.5 million increase in security deposits received net of security deposits returned.

Debt Obligations
The following table provides a summary of our secured and unsecured debt financings at September 30, 2013:

Debt Obligation	Collateral	Outstanding Borrowing	Number of Aircraft	Interest Rate(1)	Final Stated Maturity(2)
	(Dollars in thousands)
Secured Debt Financings:
Securitization No. 1	Interests in aircraft leases, beneficial interests in aircraft owning/leasing entities and related interests	$239,221	26	0.45%	06/20/31
Securitization No. 2	Interests in aircraft leases, beneficial interests in aircraft owning/leasing entities and related interests	653,051	41	0.49%	06/14/37
ECA Term Financings	Interests in aircraft, aircraft leases, beneficial interests in aircraft owning/leasing entities and related interests	504,419	7	3.02% to 3.96%	12/3/21 to 11/30/24
Bank Financings	Interests in aircraft, aircraft leases, beneficial interests in aircraft owning/leasing entities and related interests	184,427	7	1.08% to 4.57%	09/15/15 to 02/13/20
Total secured debt financings		1,581,118

Unsecured Debt Financings:
Senior Notes due 2017	None	500,000	—	6.75%	04/15/17
Senior Notes due 2018	None	450,556	—	9.75%	08/01/18
Senior Notes due 2019	None	500,000	—	6.25%	12/01/19
Senior Notes due 2020	None	300,000	—	7.625%	04/15/20
2012 Revolving Credit Facility	None	—	—	N/A	08/02/16
Total unsecured debt financings		1,750,556
Total secured and unsecured debt financings		$3,331,674

(1)	Reflects the floating rate in effect at the applicable reset date plus the margin for Securitization No. 1, Securitization No. 2 and one of our Bank Financings. All other financings have a fixed rate.

(2)	For Securitizations No. 1 and No. 2, all cash flows available after expenses and interest are applied to debt amortization.

The following securitizations include liquidity facility commitments described in the table below:

		Available Liquidity
Facility	Liquidity Facility Provider	December 31, 2012	September 30, 2013	Unused Fee	Interest Rate on any Advances
		(Dollars in thousands)
Securitization No. 1	Crédit Agricole Corporate and Investment Bank	$42,000	$42,000	0.45%	1M Libor + 1.00
Securitization No. 2	HSH Nordbank AG	65,000	65,000	0.50%	1M Libor + 0.75

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

In August 2013, one of our subsidiaries issued a fixed rate ECA bond with a face value of $78.2 million which is supported by a guarantee from COFACE and the proceeds were utilized to repay an interim floating rate bank financing that was drawn in connection with the acquisition of one Airbus Model A330-200 aircraft in 2012. The bond has a fixed coupon rate of 3.488% and a final maturity of November 30, 2024.

Bank Financings

In May 2013, we assumed three floating rate loans and one fixed rate loan totaling $91.8 million in connection with the acquisition of two Airbus Model A320-200 aircraft and two Boeing Model 737-800 aircraft. During the quarter, we amended two of the floating rate loans to a fixed rate of 2.58% for the remaining debt term. At September 30, 2013, these four loans had a weighted average interest rate of 2.36% and mature in 2018 and 2020.

We include these loan facilities in “Bank Financings”. Aircastle Limited has guaranteed the repayment of these Bank Financings.

2013 Revolving Credit Facility
In early August 2013, we amended and restructured our existing $150.0 million 2012 Revolving Credit Facility") with the 2013 Revolving Credit Facility.  The 2013 Revolving Credit Facility was initially sized at $335.0 million and can be increased to a maximum of $400.0 million.  The 2013 Revolving Credit Facility has a term of three and is scheduled to expire in August 2016.

As of September 30, 2013, we are in compliance with all applicable covenants in all of our financings.

Contractual Obligations
Our contractual obligations consist of principal and interest payments on variable and fixed rate liabilities, interest payments on interest rate derivatives, other aircraft acquisition and conversion agreements and rent payments pursuant to our office leases. Total contractual obligations decreased from $4.64 billion at December 31, 2012 to approximately $4.51 billion at September 30, 2013 due primarily to:
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
The following table presents our actual contractual obligations and their payment due dates as of September 30, 2013.

	Payments Due By Period as of September 30, 2013
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Principal payments:
Senior Notes due 2017	$500,000	$—	$—	$500,000	$—
Senior Notes due 2018	450,000	—	—	450,000	—
Senior Notes due 2019	500,000	—	—	—	500,000
Senior Notes due 2020	300,000	—	—	—	300,000
Securitization No. 1(1)	239,221	60,263	102,045	66,172	10,741
Securitization No. 2(1)	653,051	177,840	254,147	221,064	—
ECA Term Financings(2)	504,419	43,436	91,597	98,304	271,082
Bank Financings(3)	190,887	22,558	49,344	87,333	31,652
Total principal payments	3,337,578	304,097	497,133	1,422,873	1,113,475
Interest payments:
Interest payments on debt obligations(4)	850,190	160,646	310,490	259,506	119,548
Interest payments on interest rate derivatives(5)	54,619	21,135	32,316	1,168	—
Total interest payments	904,809	181,781	342,806	260,674	119,548
Office leases(6)	8,122	1,124	2,184	1,479	3,335
Purchase obligations(7)	256,320	256,320	—	—	—
Total	$4,506,829	$743,322	$842,123	$1,685,026	$1,236,358

(1)
Estimated principal payments for these non-recourse financings are based on excess cash flows available from forecasted lease rentals, net maintenance funding and proceeds from asset dispositions after the payment of forecasted operating expenses and interest payments, including interest payments on existing interest rate derivative agreements and policy provider fees.

(2)	Includes scheduled principal payments based upon eight fixed rate, 12-year, fully amortizing loans and one floating rate loan.

(3)	Includes principal payments based upon individual loan amortization schedules.

(4)	Future interest payments on variable rate, LIBOR-based debt obligations are estimated using the interest rate in effect at September 30, 2013.

(5)	Future interest payments on derivative financial instruments are estimated using the spread between the floating interest rates and the fixed interest rates in effect at September 30, 2013.

(6)	Represents contractual payment obligations for our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.

(7)
At September 30, 2013, we had commitments to acquire five aircraft. Since September 30, 2013, we made additional commitments to acquire three aircraft for $223.0 million, for total commitments of $479.3 million.

Capital Expenditures
We make capital expenditures from time to time in connection with improvements made to our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the nine months ended September 30, 2012 and 2013, we incurred a total of $34.7 million and $22.3 million, respectively, of capital expenditures (including lease incentives) related to the acquisition and improvement of aircraft.
As of September 30, 2013, the weighted average age (by net book value) of our aircraft was approximately 10.0 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Under our leases, the lessee is primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement. At September 30, 2013, we had a $428.6 million maintenance payment liability on our balance sheet, which is a $49.2 million increase from December 31, 2012. The increase consisted of net maintenance cash inflows of $39.5 million and an increase in lease incentive liabilities of $9.7 million. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.

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

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2013.

Foreign Currency Risk and Foreign Operations
At September 30, 2013, all of our leases are payable to us in U.S. dollars. However, we incur Euro- and Singapore dollar-denominated expenses in connection with our subsidiaries in Ireland and Singapore. For the nine months ended September 30, 2013, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated approximately $9.8 million in U.S. dollar equivalents and represented approximately 25% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, it is likely that our international operations and our exposure to foreign currency risk will increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases we may enter into hedging transactions in the future to mitigate this risk. For the nine months ended September 30, 2012 and 2013, we incurred insignificant net gains and losses on foreign currency transactions.

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
We held the following interest rate derivatives as of September 30, 2013:

	Derivative Liabilities
Hedged Item	Current Notional Amount	Effective Date	Maturity Date	Future Maximum Notional Amount	Floating Rate	Fixed Rate	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Interest rate derivatives designated as cash flow hedges:
Securitization No. 1	$222,487	Jun-06	Jun-16	$222,487	1M LIBOR + 0.27%	5.78%	Fair value of derivative liabilities	$27,122
Securitization No. 2	499,338	Jun-12	Jun-17	499,338	1M LIBOR	1.26% to 1.28%	Fair value of derivative liabilities	6,510
Total interest rate derivatives designated as cash flow hedges	$721,825			$721,825				$33,632

Interest rate derivatives not designated as cash flow hedges:
Securitization No. 1	87,575	Jun-06	Jun-16	87,575	1M LIBOR + 0.27%	5.78%	Fair value of derivative liabilities	10,675
Total interest rate derivatives not designated as cash flow hedges	87,575			87,575				10,675

Total interest rate derivative liabilities	$809,400			$809,400				$44,307

The weighted average interest pay rates of these derivatives at December 31, 2012 and September 30, 2013 were 2.91%, and 3.00%, respectively.
For the nine months ended September 30, 2013, the amount of loss reclassified from accumulated other comprehensive income (“OCI”) into interest expense related to net interest settlements on active interest rate derivatives was $13.7 million. The amount of loss expected to be reclassified from OCI into interest expense over the next 12 months related to net interest settlements on active interest rate derivatives is $16.1 million.
Our interest rate derivatives involve counterparty credit risk. As of September 30, 2013, our interest rate derivatives are held with the following counterparties: JP Morgan Chase Bank NA, Citibank Canada NA, and Wells Fargo Bank NA. All of our counterparties or guarantors of these counterparties are considered investment grade (senior unsecured ratings of Baa2 or above) by Moody’s Investors Service. All are also considered investment grade (long-term foreign issuer ratings of A- or above) by Standard and Poor’s. We do not anticipate that any of these counterparties will fail to meet their obligations.
In addition to the derivative liability above, another component of the fair value of our interest rate derivatives is accrued interest. As of September 30, 2013, accrued interest payable included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheet was $0.8 million related to interest rate derivatives designated as cash flow hedges and $0.2 million related to interest rate derivatives not designated as cash flow hedges.
On an ongoing basis, terminated interest rate derivative notionals are evaluated against debt forecasts. To the extent that interest payments are deemed remote to occur, deferred gains or losses are accelerated into interest expense as applicable.
The following table summarizes the deferred (gains) and losses and related amortization into interest expense for our terminated interest rate derivative contracts for the nine months ended September 30, 2012 and 2013:

Hedged Item	Original Maximum Notional Amount	Effective Date	Maturity Date	Fixed Rate %	Termination Date	Deferred (Gain) or Loss Upon Termination	Unamortized Deferred (Gain) or Loss at September 30, 2013	Amount of Deferred (Gain) or Loss Amortized (including Accelerated Amortization) into Interest Expense for the Nine Months Ended September 30,		Amount of Deferred (Gain) or Loss Expected to be Amortized over the Next Twelve Months
								2012	2013
	(Dollars in Thousands)
Securitization No. 2	200,000	Jan-07	Aug-12	5.06	Jun-07	(1,850)	—	(190)	—	—
Securitization No. 2	410,000	Feb-07	Apr-17	5.14	Jun-07	(3,119)	(739)	(259)	(230)	(266)
Term Financing No. 1	150,000	Jul-07	Dec-17	5.14	Mar-08	15,281	4,872	1,303	1,093	1,336
Term Financing No. 1	440,000	Jun-07	Feb-13	4.88	Partial – Mar-08 Full – Jun-08	26,281	—	3,609	384	—
Term Financing No. 1	248,000	Aug-07	May-13	5.33	Jun-08	9,888	—	1,053	721	—
Term Financing No. 1(1)	710,068	Jun-08	May-13	4.04	De-designated – Mar-12 Terminated – April-12	19,026	—	8,922	5,695	—
Term Financing No. 1(1)	491,718	May-13	May-15	5.31	De-designated – Mar-12 Terminated – April-12	31,403	23,619	—	7,783	15,908
Senior Notes due 2018	360,000	Jan-08	Feb-19	5.16	Partial – Jun-08 Full – Oct-08	23,077	7,431	546	765	1,595
ECA Term Financing for New A330 Aircraft	231,000	Apr-10	Oct-15	5.17	Partial – Jun-08 Full – Dec-08	15,310	1,961	2,632	3,631	752
ECA Term Financing for New A330 Aircraft	238,000	Jan-11	Apr-16	5.23	Dec-08	19,430	7,542	2,843	2,629	3,247
ECA Term Financing for New A330 Aircraft	238,000	Jul-11	Sep-16	5.27	Dec-08	17,254	5,383	1,444	1,645	2,031
Total						$171,981	$50,069	$21,903	$24,116	$24,603

(1)
On April 4, 2012, upon the repayment of Term Financing No. 1, both interest rate derivatives were terminated resulting in a net deferred loss of $50,429 which is being amortized into interest expense using the interest rate method.

For the nine months ended September 30, 2013, the amount of deferred net loss (including $2.0 million of accelerated amortization driven by aircraft sales in 2013) reclassified from OCI into interest expense related to our terminated interest rate derivatives was $24.1 million. The amount of deferred net loss expected to be reclassified from OCI into interest expense over the next 12 months related to our terminated interest rate derivatives is $24.6 million of which $15.9 million relates to Term Financing No. 1 interest rate derivatives terminated in April 2012, $1.3 million relates to Term Financing No. 1 interest rate derivatives terminated in 2008, $6.0 million relates to ECA Term Financings for New A330 Aircraft and $1.3 million relates to other financings.

For the nine months ended September 30, 2013, the amount of effective deferred loss reclassified from OCI into interest expense related to our undesignated active interest rate derivative was $1.2 million. The amount of effective deferred loss expected to be reclassified from OCI into interest expense over the next 12 months related to our undesignated active interest rate derivative under our Securitization No. 1 is $1.7 million.

The following table summarizes amounts charged directly to the consolidated statement of income for the three and nine months ended September 30, 2012 and 2013, respectively, related to our interest rate derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(Dollars in thousands)
Interest expense:
Hedge ineffectiveness losses	$1,474	$93	$1,840	$197
Amortization:
Accelerated amortization of deferred losses(1)	—	(2)	—	2,025
Amortization of loss of designated interest rate derivative	—	423	—	1,168
Amortization of deferred losses	8,966	6,879	21,903	22,092
Total Amortization	8,966	7,300	21,903	25,285
Total charged to interest expense	$10,440	$7,393	$23,743	$25,482

Other income:
Mark to market gains on undesignated interest rate derivatives	$—	$855	$599	$3,727
Total charged to other income	$—	$855	$599	$3,727
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
The table below shows the reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2012 and 2013, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(Dollars in thousands)
Net income (loss)	$(45,847)	$(74,558)	$3,079	$(18,640)
Depreciation	68,413	70,469	200,024	212,448
Amortization of net lease discounts and lease incentives	6,838	9,737	6,392	25,527
Interest, net	54,101	57,843	167,203	183,651
Income tax provision	1,701	(597)	5,976	6,719
EBITDA	$85,206	$62,894	$382,674	$409,705
Adjustments:
Impairment of aircraft	78,676	106,136	88,787	112,335
Non-cash share based payment expense	1,128	1,067	3,233	2,931
Gain on mark to market of interest rate derivative contracts	—	(855)	(599)	(3,727)
Contract termination expense	1,248	—	1,248	—
Adjusted EBITDA	$166,258	$169,242	$475,343	$521,244

Management’s Use of Adjusted Net Income (“ANI”)

Beginning with our report for the quarter ended March 31, 2012, management, to be more consistent with reporting practices of peer aircraft leasing companies, has revised the calculation of ANI to no longer exclude gains (losses) on sales of assets, and to exclude non-cash share based payment expense in the calculation of ANI. Beginning with our quarterly report for the quarter ended June 30, 2012, we also excluded Term Financing No. 1 hedge loss amortization charges which will be reported in Interest, net on our consolidated statement of income from the calculation of ANI. The calculation of ANI for the three and nine months ended September 30, 2012 has been revised to be comparable with the current period presentation.

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

Under the two-class method, adjusted net income (loss) per common share is computed by dividing the sum of distributed adjusted net income (loss) allocated to common shareholders and undistributed adjusted net income (loss) allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, distributed and undistributed adjusted net income (loss) is allocated to both common shares and restricted common shares based on the total weighted average shares outstanding during the period. Because the holders of the participating restricted common shares were not contractually required to share in the Company’s losses, in applying the two-class method to compute basic and diluted adjusted net loss per common share, no allocation to restricted common shares was made for the three months ended September 30, 2012 and 2013.

The table below shows the reconciliation of net income (loss) to ANI for the three and nine months ended September 30, 2012 and 2013, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(Dollars in thousands)
Net income (loss)	$(45,847)	$(74,558)	$3,079	$(18,640)
Loan termination fee(1)	—	—	—	2,954
Ineffective portion and termination of hedges(1)	1,474	91	1,840	2,222
Gain on mark to market of interest rate derivative contracts(2)	—	(855)	(599)	(3,727)
Write-off of deferred financing fees(1)	—	150	2,914	3,975
Stock compensation expense(3)	1,128	1,067	3,233	2,931
Term Financing No. 1 hedge loss amortization charges(1)	4,506	4,591	8,922	13,478
Securitization No. 1 hedge loss amortization charges (1)	—	423	—	1,168
Contract termination expense	1,248	—	1,248	—
Adjusted net income (loss)	$(37,491)	$(69,091)	$20,637	$4,361

(1)	Included in Interest, net.

(2)	Included in Other income (expense).

(3)	Included in Selling, general and administrative expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
Weighted-average shares:	2012	2013	2012	2013
Common shares outstanding	70,349,265	78,544,380	71,248,765	71,462,264
Restricted common shares	571,326	669,489	596,749	562,612
Total weighted-average shares	70,920,591	79,213,869	71,845,514	72,024,876

	Three Months Ended September 30,		Nine Months Ended September 30,
Percentage of weighted-average shares:	2012	2013	2012	2013
Common shares outstanding	99.19%	99.15%	99.17%	99.22%
Restricted common shares	0.81%	0.85%	0.83%	0.78%
Total	100.00%	100.00%	100.00%	100.00%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Weighted-average common shares outstanding – Basic	70,349,265	78,544,380	71,248,765	71,462,264
Effect of dilutive shares	—	—	—	—
Weighted-average common shares outstanding - Diluted (b)	70,349,265	78,544,380	71,248,765	71,462,264

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(Dollars in thousands, except per share amounts)
Adjusted net income (loss) allocation:
Adjusted net income (loss)	$(37,491)	$(69,091)	$20,637	$4,361
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	—	—	(171)	(34)
Adjusted net income (loss) allocable to common shares – Basic and Diluted	$(37,491)	$(69,091)	$20,466	$4,327

Adjusted net income (loss) per common share – Basic and Diluted	$(0.53)	$(0.88)	$0.29	$0.06

(a)
For the nine months ended September 30, 2012, distributed and undistributed earnings to restricted shares is 0.83% of net income. The amount of restricted share forfeitures for all periods present is immaterial to the allocation of distributed and undistributed earnings.

(b)	For the three and nine months ended September 30, 2012 and 2013, we had no dilutive shares.

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
As of September 30, 2013, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $0.6 million and $0.2 million, respectively, net of amounts received from our interest rate derivatives, over the next twelve months.

Item 4.    Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2013. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the third quarter of 2013, we purchased our common shares as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (a)
	(Dollars in thousands, except per share amounts)
July	—		$—	—	$30,000
August	1,820	(b)	16.51	—	30,000
September	—		—	—	30,000
Total	1,820		$16.51	—	$30,000

(a)	The remaining dollar value of common shares that may be purchased under the repurchase program approved by the Company's Board of Directors on November 5, 2012 is $30,000.

(b)
Our Compensation Committee approved the repurchase of common shares pursuant to an irrevocable election made under the Amended and Restated Aircastle Limited 2005 Equity and Incentive Plan, in satisfaction of minimum tax withholding obligations associated with the vesting of restricted common shares during the third quarter of 2013.

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

10.1
Amended and Restated Credit Agreement, dated as of August 2, 2013, by and among Aircastle Limited, the several lenders from time to time parties thereto, and Citibank N.A., in its capacity as agent for the lenders. *

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 *
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
99.1	Owned Aircraft Portfolio at September 30, 2013 *
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and September 30, 2013, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2013, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2013, and (v) Notes to Unaudited Consolidated Financial Statements r

*     Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: October 31, 2013

AIRCASTLE LIMITED
(Registrant)
By:	/s/ Aaron Dahlke
Aaron Dahlke
Chief Accounting Officer and Authorized Officer