Form 10-K
period 2013-12-31
Aircastle LTD
filed 2014-02-26
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the Registrant’s Common Shares based upon the closing price on the New York Stock Exchange on June 28, 2013 (the last business day of registrant’s most recently completed second fiscal quarter), beneficially owned by non-affiliates of the Registrant was approximately $1,064.4 million. For purposes of the foregoing calculation, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and executive officers and shareholders owning 10% or more of the outstanding common shares of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.
As of February 14, 2014, there were 80,767,562 outstanding shares of the registrant’s common shares, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Documents of Which Portions Are Incorporated by Reference	Parts of Form 10-K into Which Portion Of Documents Are Incorporated
Proxy Statement for Aircastle Limited	Part III
2014 Annual General Meeting of Shareholders	(Items 10, 11, 12, 13 and 14)

SAFE HARBOR STATEMENT UNDER THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain items in this Annual Report on Form 10-K (this “report”), and other information we provide from time to time, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not necessarily limited to, statements relating to our ability to acquire, sell, lease or finance aircraft, raise capital, pay dividends, and increase revenues, earnings, EBITDA, Adjusted EBITDA and Adjusted Net Income and the global aviation industry and aircraft leasing sector. Words such as “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “may,” “will,” “would,” “could,” “should,” “seeks,” “estimates” and variations on these words and similar expressions are intended to identify such forward-looking statements. These statements are based on management's current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements; Aircastle can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any forward-looking statements contained in this report. Factors that could have a material adverse effect on our operations and future prospects or that could cause actual results to differ materially from Aircastle expectations include, but are not limited to, capital markets disruption or volatility which could adversely affect our continued ability to obtain additional capital to finance new investments or our working capital needs; government fiscal or tax policies, general economic and business conditions or other factors affecting demand for aircraft or aircraft values and lease rates; our continued ability to obtain favorable tax treatment in Bermuda, Ireland and other jurisdictions; our ability to pay dividends; high or volatile fuel prices, lack of access to capital, reduced load factors and/or reduced yields, operational disruptions caused by political unrest and other factors affecting the creditworthiness of our airline customers and their ability to continue to perform their obligations under our leases and other risks detailed from time to time in Aircastle's filings with the Securities and Exchange Commission (“SEC”), including as described in Item 1A. “Risk Factors” and elsewhere in this report. In addition, new risks and uncertainties emerge from time to time, and it is not possible for Aircastle to predict or assess the impact of every factor that may cause its actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this report. Aircastle expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.
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
We acquire, lease, and sell commercial jet aircraft with large, global operator bases and long useful lives. As of December 31, 2013, our aircraft portfolio consisted of 162 aircraft leased to 64 lessees located in 37 countries. Our aircraft fleet is managed by an experienced team based in the United States, Ireland and Singapore. Typically, our aircraft are subject to net leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs, although in a majority of cases, we are obligated to pay a portion of specified maintenance or modification costs. From time to time, we also make investments in other aviation assets, including debt investments secured by commercial jet aircraft. As of December 31, 2013, the net book value of our flight equipment and finance lease aircraft was $5.19 billion compared to $4.78 billion at the end of 2012. Our revenues and net income for the year ended December 31, 2013 were $708.6 million and $29.8 million respectively, and for the fourth quarter 2013 were $192.0 million and $48.4 million, respectively.
Commercial air travel and air freight activity have been long-term growth sectors, broadly correlated with world economic activity and expanding at a rate of one to two times the rate of global GDP growth. The expansion of air travel has driven a rise in the world aircraft fleet. There are currently more than 17,000 commercial mainline passenger and freighter aircraft in operation worldwide. This fleet is expected to continue expanding at an average annual rate, net of retirements, of approximately 3.6% through 2032. In addition, aircraft leasing companies own an increasing share of the world’s commercial jet aircraft, and now account for more than one-third of this fleet.
Notwithstanding the sector’s long-term growth, the aviation markets have been, and are expected to remain, subject to economic cyclicality. The industry is also susceptible to external shocks, such as regional conflicts, terrorist events and to disruptions caused by severe weather events and other natural phenomena. Mitigating these risks is the portability of the assets, allowing aircraft to be redeployed in locations where demand is higher.
Air traffic data for 2013 showed a strengthening trend in passenger market growth. Air cargo traffic showed slow and steady improvement with a pick-up in world trade and economic growth during the second half of the year.  According to the International Air Transport Association, during 2013 global passenger traffic increased by 5.2% and air cargo traffic, measured in freight ton kilometers, increased by 1.4% as compared to the same period in 2012.  Passenger traffic growth was strong for most of 2013 driven by rising economic growth and business confidence.  The air cargo market, which is more sensitive than the passenger sector to economic conditions, appears to have stabilized after weak performances in 2012 and 2011.  The air cargo results were hampered by overcapacity and a muted response to a global economic rebound.
There are significant regional variations in both passenger and air cargo demand. Emerging market economies such as China, Turkey, and Indonesia, among others, have been experiencing significant increases in air traffic, driven by rising levels of per capita air travel. Air traffic in other regions such as the Middle East, is being driven by a more long-term structural change in global traffic flows, with more long-haul "hub and spoke" traffic flowing through the Persian Gulf. In contrast, more mature markets such as North America and Western Europe are likely to grow more slowly in tandem with their economies. Additionally, airlines operating in areas with political instability have seen more modest growth and their outlook is more uncertain. In aggregate, we believe that passenger and cargo traffic will likely increase over time, and as a result, we expect demand for modern, fuel efficient aircraft will continue to remain strong over the long-term.
Capital availability for aircraft has varied over time, but has improved over the past year as the world's debt and equity markets continued their recovery. Strong US debt capital markets conditions benefited certain borrowers by permitting access to financing at historic lows while higher fees have driven down export credit agency ("ECA") demand. Commercial bank debt continued to play a critical role in the air finance market with traditional aviation lenders, along with a number of new entrants, providing capacity to top tier airlines and lessors. Although financing for used aircraft has improved relative to the prior year as bank lenders and bond investors seek higher returns on investments, absolute levels of capacity remain low compared to new aircraft financing opportunities. We believe these market forces should generate attractive new investment and trading opportunities upon which we are well placed to capitalize given our access to the U.S. capital markets.
We intend to pay quarterly dividends to our shareholders based on the Company’s sustainable earnings levels; however, our ability to pay quarterly dividends will depend upon many factors, including those described in Item 1A. “Risk Factors”, and elsewhere in this report. Through the fourth quarter of 2013, the Company has paid dividends in 30 consecutive quarters. The table below is a summary of our quarterly dividend history for the years ended December 31, 2011, 2012 and 2013, respectively. These dividends may not be indicative of the amount of any future dividends.

Declaration Date	Dividend per Common Share	Aggregate Dividend Amount	Record Date	Payment Date
		(Dollars in Thousands)
December 6, 2010	$0.100	$7,964	December 31, 2010	January 14, 2011
March 8, 2011	$0.100	$7,857	March 31, 2011	April 15, 2011
June 27, 2011	$0.125	$9,364	July 7, 2011	July 15, 2011
September 14, 2011	$0.125	$9,035	September 30, 2011	October 14, 2011
November 7, 2011	$0.150	$10,839	November 30, 2011	December 15, 2011
February 17, 2012	$0.150	$10,865	February 29, 2012	March 15, 2012
May 2, 2012	$0.150	$10,847	May 31, 2012	June 15, 2012
August 1, 2012	$0.150	$10,464	August 31, 2012	September 14, 2012
November 5, 2012	$0.165	$11,493	November 30, 2012	December 14, 2012
February 18, 2013	$0.165	$11,268	March 4, 2013	March 15, 2013
May 1, 2013	$0.165	$11,297	May 31, 2013	June 14, 2013
August 2, 2013	$0.165	$13,330	August 30, 2013	September 13, 2013
October 29, 2013	$0.200	$16,163	November 29, 2013	December 13, 2013
Competitive Strengths
We believe that the following competitive strengths will allow us to capitalize on future growth opportunities in the global aviation industry:

•
Flexible, disciplined acquisition approach and broad investment sourcing network. We evaluate the risk and return of any potential acquisition first as a discrete investment and then from a portfolio management perspective. To evaluate potential acquisitions, we employ a rigorous due diligence process focused on (i) cash flow generation with careful consideration of macro trends, industry cyclicality and product life cycles; (ii) aircraft specifications and maintenance condition; (iii) lessee credit worthiness and the local jurisdiction’s rules for enforcing a lessor’s rights; and (iv) other legal and tax implications. We source our acquisitions through well-established relationships with airlines, other aircraft lessors, financial institutions and other aircraft owners. Since our formation in 2004, we have built our aircraft portfolio through more than 105 transactions with more than 65 counterparties.

•
Strong capital raising track record and access to a wide range of financing sources.  Aircastle is a publicly listed company and our shares trade on the New York Stock Exchange. Since our inception in late 2004, we have raised approximately $1.7 billion in equity capital from private and public investors as well as approximately $9.7 billion in debt capital for both growth and refinancing purposes. This debt capital has been sourced from a wide variety of providers demonstrating our funding expertise and flexibility in adapting to changing capital markets conditions. In addition to our capital raising in the export credit agency-backed debt, commercial bank debt and the aircraft securitization markets for secured debt, we believe our access to the unsecured bond market continues to be a competitive differentiator. Additionally, we have expanded our shareholder base to include two long-term oriented international investors, Marubeni Corporation and Ontario Teachers' Pension Plan ("Teachers' ").

•
Our capital structure is long-dated and provides investment flexibility. Our aircraft are currently financed under secured and unsecured debt financings with the earliest unsecured bond maturity date being in 2017, thereby limiting our near-term financial markets exposure on our owned aircraft portfolio. As such, we are free to deploy our capital base flexibly to take advantage of what we anticipate will be a more attractive investment environment. We also believe that our access to the unsecured bond market and our recently increased unsecured revolving line of credit, which are to some degree enabled by our large unencumbered asset base, allow us to pursue a flexible and opportunistic investment strategy.

•
Experienced management team with significant expertise.  Our management team has significant experience in the acquisition, leasing, financing, technical management, restructuring/repossession and sale of aviation assets. Additionally, most of our executive management team have worked together for more than five years. Our experience enables us to access a wide array of placement opportunities throughout the world and also pursue efficiently a broad range of potential investments and sales opportunities in the global aviation industry. With extensive industry contacts and relationships worldwide, we believe our management team is highly qualified to manage and grow our aircraft portfolio and to address our long-term capital needs.

•
Significant experience in successfully selling aircraft throughout their life cycle. Since our formation, we have sold 60 aircraft with a gross purchase price in excess of $1.5 billion. These sales have generated total gains of approximately $110 million and have involved a wide range of aircraft types and buyers. In addition to sales of newer aircraft, we've also sold 37 aircraft 15 or more years old at the time of sale, with many of these being sold on an end-of-life, part-out disposition basis, where the airframe and engines (and other key components) are sold to different buyers. We believe this sales experience with older aircraft is an essential portfolio management skill.

•
Diversified portfolio of modern aircraft.    We have a portfolio of modern aircraft that is diversified with respect to lessees, geographic markets, end markets (i.e., passenger and freight), lease maturities and aircraft types. As of December 31, 2013, our aircraft portfolio consisted of 162 aircraft comprising a variety of passenger and freighter aircraft types that were leased to 64 lessees located in 37 countries. Our lease expirations are well dispersed, with a weighted average remaining lease term of 5.0 years for aircraft we owned at December 31, 2013. Over the next two years, only approximately 15% of our fleet by net book value has scheduled lease expirations, after taking into account lease commitments, providing the company with a long-dated base of contracted revenues. We believe our focus on portfolio diversification reduces the risks associated with individual lessee defaults and adverse geopolitical or economic issues, and results in generally predictable cash flows.

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

Business Strategy
The overall financing environment has improved in recent years and aircraft owners generally have benefited from the low interest rate environment. Particularly strong conditions in the debt capital markets have provided select borrowers including Aircastle with access to attractively priced, flexible financing that gives them a competitive advantage over airlines and lessors that lack similar access. Moreover, traditional asset-based financing for aircraft from commercial banks remains limited, particularly for older aircraft.
We plan to grow our business and profits over the long-term by continuing to employ the following elements of our fundamental business strategy:

•
Pursuing a disciplined, "value oriented" investment strategy. In our view, the relative values of different aircraft investments change over time. As a consequence, we maintain a "value oriented" investment strategy to seek out the best risk-adjusted return opportunities across the commercial jet market. To this end, we carefully evaluate investments across different aircraft models, ages, lessees and acquisition sources and re-evaluate these choices periodically as market conditions and relative investment values change. In this respect, we believe the financing flexibility offered through unsecured debt enables our value oriented strategy and provides us with a competitive advantage for many investment opportunities. We believe this approach is somewhat unique among the larger aircraft leasing companies.

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

•
Maintaining efficient access to capital from a wide range of sources. We believe the aircraft investment market is subject to forces related to the business cycle and , out strategy is to increase our purchase activity when prices are low and to emphasize asset sales when competition for assets is high. In order to implement this approach, we believe maintaining access to a wide variety of financing sources over the business cycle is very important. To that end, our strategy is to maintain corporate credit ratings from major ratings agencies, manage to strong credit metrics, own a large pool of unencumbered assets and increase our asset base so as to maintain good access to capital during a variety of business conditions.

•
Selling assets when attractive opportunities arise and for portfolio management purposes. We pursue asset sales as opportunities arise over the course of the business cycle with the aim of realizing profits and reinvesting proceeds where more accretive investments are available. We also use asset sales for portfolio management purposes such as reducing lessee specific concentrations and lowering residual value exposures to certain aircraft types and also to exit from an investment when a sale or part-out would provide the greatest expected cash flow for us.

•
Leveraging our efficient operating platform and strong operating track record. We believe our team's capabilities in the global aircraft leasing market place us in a favorable position to source and manage new income-generating activities. We intend to continue to focus our efforts in areas where we believe we have competitive advantages, including new direct investments as well as ventures with strategic business partners.

•
Intending to pay quarterly dividends to our shareholders based on the Company's sustainable earnings levels. However our ability to pay quarterly dividends will depend upon many factors, including those as described in Item 1A. “Risk Factors”, and elsewhere in this report. On October 29, 2013, our board of directors declared a regular quarterly dividend of $0.20 per common share, or an aggregate of $16.2 million for the three months ended December 31, 2013, which was paid on December 13, 2013 to holders of record on November 29, 2013. These dividends may not be indicative of the amount of any future dividends.

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
Acquisitions and Sales
We originate acquisitions and sales through well-established relationships with airlines, other aircraft lessors, financial institutions and brokers, as well as other sources. We believe that sourcing such transactions both globally and through multiple channels provides for a broad and relatively consistent set of opportunities.
Our objective is to develop and maintain a diverse and stable operating lease portfolio; however, we review our operating lease portfolio periodically to sell aircraft opportunistically, to manage our portfolio diversification and to exit from aircraft investments when we believe that selling will achieve the maximum expected cash flow rather than reinvesting in and re-leasing the aircraft. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Acquisitions and Sales.”
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
Potential investments and sales are evaluated by teams comprised of marketing, technical, credit, financial and legal professionals. These teams consider a variety of aspects before we commit to purchase or sell an aircraft, including price, specification/configuration, age, condition and maintenance history, operating efficiency, lease terms, financial condition and liquidity of the lessee, jurisdiction, industry trends and future redeployment potential and values, among other factors. We believe that utilizing a cross-functional team of experts to consider the investment parameters noted above will help us assess more completely the overall risk and return profile of potential acquisitions and will help us move forward expeditiously on letters of intent and acquisition documentation. Our letters of intent are typically non-binding prior to internal approval, and upon internal approval are binding subject to the fulfillment of customary closing conditions.

Finance
We intend to fund new investments through cash on hand, cash flows from operations and through medium - to longer-term financings on a secured or unsecured basis. We may repay all or a portion of such borrowings from time to time with the net proceeds from subsequent long-term debt financings, additional equity offerings, cash generated from operations and asset sales. Therefore, our ability to execute our business strategy, particularly the acquisition of additional commercial jet aircraft or other aviation assets, depends to a significant degree on our ability to obtain additional debt and equity capital on terms we deem attractive.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Secured Debt Financings” and ”Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Unsecured Debt Financings.”
Segments
We operate in a single segment.
Aircraft Leases
Typically, we lease our aircraft on an operating lease basis. Under an operating lease, we retain the benefit, and bear the risk, of re-leasing and of the residual value of the aircraft upon expiration or early termination of the lease. Operating leasing can be an attractive alternative to ownership for airlines because leasing increases fleet flexibility, requires a lower capital commitment for the airline, and significantly reduces aircraft residual value risk for the airline. Under our leases, the lessees agree to lease the aircraft for a fixed term, although certain of our operating leases allow the lessee the option to extend the lease for an additional term or, in rare cases, terminate the lease prior to its expiration. As a percentage of lease rental revenue for the year ended December 31, 2013, our three largest customers, Martinair (including its affiliates, KLM, Transavia and Transavia France), South African Airways Pty. Ltd. and US Airways, Inc., accounted for 8%, 6% and 5%, respectively.
The scheduled maturities of our aircraft leases by aircraft type grouping currently are as follows, taking into account lease placement and renewal commitments as of December 31, 2013:

	2014		2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	Off- Lease(2)	Total
A319/A320/A321	6		8	11	5	2	—	—	2	—	—	—	—	—	34
A330-200/300	—		—	3	11	1	2	1	4	—	—	2	2	—	26
737-300QC/400	5		4	1	1	—	—	—	—	—	—	—	—	—	11
737-700/800	10	(1)	8	9	4	8	1	4	—	—	—	—	—	—	44
747-400 Freighters	2		—	1	5	3	—	—	—	2	—	—	—	2	15
757-200	1		1	1	5	1	—	—	—	—	—	—	—	—	9
767-200ER/300ER	1		—	1	1	2	2	2	1	—	—	—	—	—	10
777-200ER/300ER	—		—	—	1	1	—	—	1	—	—	1	1	—	5
E195	—		—	—	—	—	—	—	—	—	1	4	—	—	5
Other Aircraft Types	—		2	—	—	1	—	—	—	—	—	—	—	—	3
Total	25	(1)	23	27	33	19	5	7	8	2	1	7	3	2	162

_______    _______

(1)
Includes three Boeing 737-800 aircraft with scheduled lease expirations in 2013 that remain on lease during the transition process to a new customer which we expect to occur in the first quarter of 2014.

(2)	Includes two Boeing 747-400 converted freighter aircraft, one of which is subject to a commitment to lease and the other is being marketed.

2013 Lease Expirations and Lease Placements
We started 2013 with 19 aircraft having scheduled lease expirations in 2013 and we have leased, extended or sold all of these aircraft. During 2013 we also terminated nine leases prior to scheduled expiration, and we leased or sold seven of these aircraft. We repossessed the remaining two aircraft in the fourth quarter of 2013. One is subject to a commitment to lease and we are marketing the other aircraft.

2014 Lease Expirations and Lease Placements
We began the year with 25 aircraft having scheduled lease expirations in 2014, including three aircraft from 2013 that remain on lease during the transition process to a new customer, and with one off-lease aircraft that we repossessed in the fourth quarter of 2013. We have sold, leased or have lease or sale commitments for ten of these aircraft, leaving 16 aircraft representing 5.2% of our net book value of flight equipment (including flight equipment held for lease and net investment in finance leases) at December 31, 2013 to market for lease or sale. We expect to sell ten of these aircraft, representing 2.3% of such net book value of flight equipment and the remaining six are expected to be placed on lease during 2014.

2015-2018 Lease Expirations and Lease Placements
Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in the period 2015-2018 representing the percentage of our net book value of flight equipment (including flight equipment held for lease and net investment in finance leases) at December 31, 2013 specified below:

•	2015: 23 aircraft, representing 8%;

•	2016: 27 aircraft, representing 12%;

•	2017: 33 aircraft, representing 23%; and

•	2018: 19 aircraft, representing 12%.

Lease Payments and Security.    Each of our leases requires the lessee to pay periodic rentals during the lease term. As of December 31, 2013, rentals on more than 92% of our leases then in effect, as a percentage of net book value, are fixed and do not vary according to changes in interest rates. For the remaining leases, rentals are payable on a floating interest-rate basis. Most lease rentals are payable either monthly or quarterly in advance, and all lease rentals are payable in U.S. dollars.
Under our leases, the lessee must pay operating expenses accrued or payable during the term of the lease, which would normally include maintenance, overhaul, fuel, crew, landing, airport and navigation charges, certain taxes, licenses, consents and approvals, aircraft registration and insurance premiums. Typically, under an operating lease, the lessee is required to make payments for heavy maintenance, overhaul or replacement of certain high-value components of the aircraft. These maintenance payments are based on hours or cycles of utilization or on calendar time, depending upon the component, and are required to be made monthly in arrears or at the end of the lease term. Our determination of whether to permit a lessee to make maintenance payments at the end of the lease term, rather than requiring such payments to be made monthly, depends on a variety of factors, including the creditworthiness of the lessee, the amount of security deposit which may be provided by the lessee and market conditions at the time. If a lessee is making monthly maintenance payments, we would typically be obligated to use the funds paid by the lessee during the lease term to reimburse the lessee for costs they incur for heavy maintenance, overhaul or replacement of certain high-value components, usually shortly following completion of the relevant work. If a lease requires end of lease term maintenance payments, typically the lessee would be required to pay us for its utilization of the aircraft during the lease; however, in some cases, we may owe a net payment to the lessee in the event heavy maintenance is performed and paid for by the lessee during the lease term and the aircraft is returned to us in better condition than at lease inception.
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
Lease Management and Remarketing
Our aircraft re-leasing strategy is to develop opportunities proactively, well in advance of scheduled lease expiration, to enable consideration of a broad set of alternatives, including passenger or freighter deployments, or part-out or other sales, and to allow for reconfiguration or maintenance lead times where needed. We also take a proactive approach to monitoring the credit quality of our customers, and seek early return and redeployment of aircraft if we feel that a lessee is unlikely to perform its obligations under a lease. We have invested significant resources in developing and implementing what we consider to be state-of-the-art lease management information systems and processes to enable efficient management of aircraft in our portfolio.
Other Aviation Assets and Alternative New Business Approaches
As of December 31, 2013, our overall portfolio of assets consists of commercial jet aircraft. We believe the lack of traditional aviation bank debt capacity with respect to financing mid-age, current technology aircraft may present attractive aircraft and debt investment opportunities, including our own securities, although financing for such acquisitions may be limited and more costly than in the past. Additionally, we believe that investment opportunities may arise in such sectors as jet engine and spare parts leasing and financing and commercial turboprop aircraft and helicopter leasing and financing. In the future, we may make opportunistic investments in these or other sectors or in other aviation-related assets and we intend to continue to explore other income-generating activities and investments. We established a joint venture with Teachers' in December 2013 in order to leverage our experience and contacts that will invest in leased aircraft, provided that capital is available to fund such investments on attractive terms. The joint venture's first investment is two A330 family aircraft manufactured in 2013 that we sold to the joint venture. Teachers' holds more that 5% of our common shares and therefore, the joint venture and the sale of the aircraft are related party transactions under our related party policy and were approved by our Audit Committee.
We believe we have a world class servicing platform and may also pursue opportunities to capitalize on these capabilities such as providing aircraft management services for third party aircraft owners.

Competition
The aircraft leasing and trading industry is highly competitive with a significant number of active participants. We face competition at several different levels for the acquisition of aircraft from airlines and other aircraft owners, for the placement of aircraft on lease with airlines and for buyers of aircraft assets which we may wish to divest.
Competition for aircraft acquisitions comes from large established aircraft leasing companies, smaller players, and new entrants. Larger lessors are generally more focused on acquiring new aircraft and include companies such as GE Commercial Aviation Services, International Lease Finance Corporation ("ILFC"), AerCap Holdings NV ("AerCap"), Air Lease Corporation, Aviation Capital Group, CIT Aerospace, AWAS, SMBC Aviation Capital, BOC Aviation, FLY Leasing, Ltd. and Avolon. Competition for mid-aged and older aircraft typically comes from smaller players that, in many cases, rely on private equity or hedge fund capital sources. Such competitors include Guggenheim Aviation Partners, Volito, Deucalion, Oak Hill Aviation and AerSale. The improvement in financial markets conditions over the past three years has increased competition across most asset types.
On December 16, 2013 AerCap announced it would acquire 100% of the common stock of ILFC, a wholly owned subsidiary of American International Group, creating, by some measures, the largest aircraft leasing company. The transaction is expected to close in the second quarter of 2014.
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
Some of our competitors have, or may obtain, greater financial resources than us and may have a lower cost of capital. A number also place speculative orders for new aircraft, to be placed on operating lease upon delivery from the manufacturer in competition with new and used aircraft offered by other lessors. However, we believe that we are able to compete favorably in aircraft acquisition, leasing and sales activities due to the reputation and experience of our management, our extensive market contacts and our expertise in sourcing and acquiring aircraft. We also believe our access of unsecured capital markets debt provides us with a competitive advantage in acquiring mid-aged aircraft.
Employees
We operate in a capital intensive, rather than a labor intensive, business. As of December 31, 2013, we had 96 employees. None of our employees are covered by a collective bargaining agreement and we believe that we maintain excellent employee relations. We provide certain employee benefits, including retirement benefits, and health, life, disability and accident insurance plans.
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
Subsequent Events
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure since the balance sheet date of December 31, 2013 through the date of this filing, the date on which the consolidated financial statements included in this Form 10-K were issued.

ITEM 1A. RISK FACTORS
Risks Related to Our Business
Risks Related to Our Operations
Volatile financial market conditions may adversely impact our liquidity, our access to capital and our cost of capital or our ability to pay dividends to our shareholders, and may adversely impact the airline industry and the financial condition of our lessees.
The financial crisis that began in the second half of 2008 resulted in significant global market volatility and disruption and a lack of liquidity. While these conditions have stabilized and many segments of the capital markets have improved substantially since the first quarter of 2009, the availability and pricing of capital in the commercial bank market and in the unsecured bond market remain susceptible to global events, including, for example, the recent decision by the U.S. Federal Reserve to begin tapering its asset purchase program and concerns over China's economy and banking system. If we need, but cannot obtain, adequate capital on satisfactory terms, or at all, as a result of negative conditions in the capital markets or otherwise, our business, financial condition, results of operations or our ability to pay dividends to our shareholders could be materially adversely affected. Additionally, such inability to obtain capital on satisfactory terms, or at all, could prevent us from pursuing attractive future growth opportunities.
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

•	geopolitical and other events, including war, acts or threats of terrorism, outbreaks of epidemic diseases and natural disasters;

•	aircraft accidents;

•	operating costs, including the price and availability of jet fuel, labor costs and insurance costs and coverages;

•	restrictions in labor contracts and labor difficulties;

•	economic conditions, including recession, financial system distress and currency fluctuations in the countries and regions in which the lessee operates or from which the lessee obtains financing;

•	losses generated by operations or losses on investments; and

•	governmental regulation of, or affecting the air transportation business, including noise regulations, emissions regulations, climate change initiatives, and age limitations.
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
We bear the risk of re-leasing and selling or otherwise disposing of our aircraft in order to continue to generate revenues. In certain cases we commit to purchase aircraft that are not subject to lease and therefore are subject to lease placement risk for aircraft we are obliged to purchase. Because only a portion of an aircraft’s value is covered by contractual cash flows from an operating lease, we are exposed to the risk that the residual value of the aircraft will not be sufficient to permit us to fully recover or realize a gain on our investment in the aircraft and to the risk that we may have to record impairment charges. Further, our ability to re-lease, lease or sell aircraft on favorable terms, or at all, or without significant off-lease time and transition costs is likely to be adversely impacted by risks affecting the airline industry generally.
Other factors that may affect our ability to realize upon the investment in our aircraft and that may increase the likelihood of impairment charges, include higher fuel prices which may increase demand for newer, fuel efficient aircraft, additional environmental regulations, customer preferences and other factors that may effectively shorten the useful life of older aircraft. Such impairment charges may adversely impact our financial results or our ability to pay dividends to our shareholders.

We wrote down the value of some of our assets during 2013, and if conditions worsen, or in the event of a customer default, we may be required to record further write-downs.

We test our assets for impairment whenever events or changes in circumstances indicate that the carrying amounts for such assets are not recoverable from their expected, undiscounted cash flows.  We also perform a recoverability analysis for all of our aircraft assets at least once a year, regardless of whether a triggering event or change in circumstances has occurred.  We performed a recoverability analysis for all of our aircraft in the third quarter of 2013 and recorded an aggregate of $97.6 million in impairments on seven aircraft, with an average age of over 19 years at September 30, 2013. For the full year 2013, we recorded an aggregate of $117.3 million in impairments on 12 aircraft. We also recorded an aggregate of $96.5 million in impairments on 18 aircraft in 2012.

If economic conditions or aircraft lease or sales values worsen, or a lessee customer defaults, we may have to reassess the carrying value of one or more of our aircraft assets.  In particular, we believe that the carrying value of older aircraft may be more susceptible to non-recoverable declines in value because, among other reasons, such assets have less remaining useful life in which to benefit from a market recovery. As of December 31, 2013, based on net book value,18% of our aircraft portfolio was 15 years or older.   Any such impairment may have a material and adverse impact on our financial results and the market price for our shares.
Our financial reporting for lease revenue may be significantly impacted by a proposed new model for lease accounting.
On August 17, 2010, the International Accounting Standards Board, (“IASB”), and FASB published for public comment joint proposals (the “Proposals”) to change the financial reporting of lease contracts (“Lease ED”).
The Proposals set out a model for lessee accounting under which a lessee would recognize a “right-of-use” asset representing its right to use the underlying asset and a liability representing its obligation to pay lease rentals over the lease term. The Proposals set out two alternative accounting models for lessors, a “performance obligation” approach and a “derecognition approach”. If a lessor retains exposure to significant risks and benefits associated with the underlying asset, then it would apply the performance obligation approach to the lease of the asset. If a lessor does not retain such an exposure, then it would adopt the derecognition approach to the lease of the asset. The Proposals do not contain an effective date for the proposed changes, and it is possible that an alternative approach may be developed; however, if the Proposals are adopted in the current form, the changes could adversely impact our financial results and the market price for our shares. See “Recent Unadopted Accounting Pronouncements” for recent developments.
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
An increase in our borrowing costs may adversely affect our earnings and cash available for distribution to our shareholders, and our interest rate hedging contracts could require us to pay significant termination payments in order to terminate in connection with a refinancing.
Our aircraft are financed under long-term debt financings. As these financings mature, we will be required to either refinance these instruments by entering into new financings, which could result in higher borrowing costs, or repay them by using cash on hand or cash from the sale of our assets.
Departure of key officers could harm our business and financial results.
Our senior management’s reputations and relationships with lessees, sellers, buyers and financiers of aircraft are a critical element of our business. We encounter intense competition for qualified employees from other companies in the aircraft leasing industry, and we believe there are only a limited number of available qualified executives in our industry. Our future success depends, to a significant extent, upon the continued service of our senior management personnel, and if we lose one or more of these individuals, our business and financial results or our ability to pay dividends to our shareholders could be adversely affected.
We may not be able to pay or maintain dividends, or we may choose not to pay dividends, and the failure to pay or maintain dividends may adversely affect our share price.
On October 29, 2013, our board of directors declared a regular quarterly dividend of $0.20 per common share, or an aggregate of approximately $16.2 million, which was paid on December 13, 2013 to holders of record on November 29, 2013. This dividend may not be indicative of the amount of any future quarterly dividends. Our ability to pay, maintain or increase cash dividends to our shareholders is subject to the discretion of our board of directors and will depend on many factors, including our ability to comply with financial covenants in our financing documents that limit our ability to pay dividends and make certain other restricted payments; the difficulty we may experience in raising and the cost of additional capital and our ability to finance our aircraft acquisition commitments; our ability to re-finance our securitizations and other long-term financings; our ability to negotiate and enforce favorable lease rates and other contractual terms; the level of demand for our aircraft in the lease placement or sales markets; the economic condition of the commercial aviation industry generally; the financial condition and liquidity of our lessees; unexpected or increased aircraft maintenance or other expenses; the level and timing of capital expenditures, principal repayments and other capital needs; maintaining our credit ratings, our results of operations, financial condition and liquidity; legal restrictions on the payment of dividends, including a statutory dividend test and other limitations under Bermuda law; general business conditions and other factors that our board of directors deems relevant. Some of these factors are beyond our control, and a change in any such factor could affect our ability to pay dividends on our common shares. In the future we may not choose to pay dividends or may not be able to pay dividends, maintain our current level of dividends, or increase them over time. The failure to maintain or pay dividends may adversely affect our share price.
We are subject to risks related to our indebtedness that may limit our operational flexibility, our ability to compete with our competitors and our ability to pay dividends to our shareholders.
General Risks
As of December 31, 2013, our total indebtedness was approximately $3.7 billion, representing approximately 69.4% of our total capitalization. Aircastle Limited has guaranteed most of this indebtedness, and we are responsible on a full recourse basis for timely payment when due and compliance with covenants under the related debt documentation. As a result of our substantial amount of indebtedness, we may be unable to generate sufficient cash to pay, when due, the principal of, interest on or other amounts due with respect to our indebtedness, and our substantial amount of indebtedness may increase our vulnerability to adverse economic and industry conditions, reduce our flexibility in planning for or reaction to changes in the business environment or in our business or industry, and adversely affect our cash flow and our ability to operate our business, compete with our competitors and pay dividends to our shareholders.
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

•
our failure to comply with the terms of our indebtedness, including restrictive covenants contained therein, may result in additional interest being due or defaults that could result in the acceleration of the principal, and unpaid interest on, the defaulted debt, as well as the forfeiture of any aircraft pledged as collateral; and

•
non-compliance with covenants prohibiting certain investments and other restricted payments, including limitations on our ability to pay dividends, repurchase our common shares, raise additional capital or refinance our existing debt, may reduce our operational flexibility and limit our ability to refinance or grow the business.

Risks Relating to Our Long-term Financings
The provisions of our long-term financings require us to comply with financial and other covenants. Our compliance with these ratios, tests and covenants depends upon, among other things, the timely receipt of lease payments from our lessees and upon our overall financial performance.

•
ECA Term Financings. Our ECA term financings contain a $500 million minimum net worth covenant and also contain, among other customary provisions, a material adverse change default and a cross-default to other financings of the Company.

•	Bank Financings. Our bank financings contain, among other customary provisions, a $500 million minimum net worth covenant and, in some cases, a cross-default to other financings of the Company.

•
Senior Notes. Our senior notes indenture imposes operating and financial restrictions on our activities. These restrictions limit our ability to, or in certain cases prohibit us from, incurring or guaranteeing additional indebtedness, refinancing our existing indebtedness, paying dividends, repurchasing our common shares, making other restricted payments or making certain investments or entering into joint ventures and, in some cases, a cross-default to other financings of the Company.

•
2013 Revolving Credit Facility. Our revolving credit facility contains a $750 million minimum net worth covenant, an unencumbered asset ratio and a minimum interest coverage ratio and, in some cases, a cross-default to other financings of the Company.

In addition, under the terms of the securitizations, certain transactions will require the consent or approval of one or more of the independent directors, the rating agencies that rated the applicable portfolio’s certificates or the financial guaranty insurance policy issuer or the bank providing the financing for certain activities, including aircraft sales or leasing aircraft to certain airlines. Absent the aforementioned consent, which we may not receive, we may not be able to lease our aircraft to certain customers or to sell an aircraft, even if to do so would provide the best risk/return outcome at that time. In addition, because the financial guarantee insurance policy issuer is currently experiencing financial distress, it is unclear whether such policy issuer will be in a position to continue to consider to any request for consent, or may refuse or be unable to grant its consent, to any such proposed transaction which may, with respect to aircraft financed under the securitizations, limit our ability to place aircraft on lease to provide the best returns or to sell aircraft that we believe would be in our best interest to sell.
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
The international nature of our business exposes us to trade and economic sanctions and other restrictions imposed by the U.S. and other governments. The U.S. Departments of Justice, Commerce, Treasury and other agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against companies for violations of export controls, the Foreign Corrupt Practices Act (“FCPA”), and other federal statutes, sanctions and regulations, including those established by the Office of Foreign Assets Control (“OFAC”) and, increasingly, similar or more restrictive foreign laws, rules and regulations, including the U.K. Bribery Act ("UKBA"), which may also apply to us. By virtue of these laws and regulations, and under laws and regulations in other jurisdictions, we may be obliged to limit our business activities, we may incur costs for compliance programs and we may be subject to enforcement actions or penalties for noncompliance. In recent years, U.S. and foreign governments have increased their oversight and enforcement activities with respect to these laws and we expect the relevant agencies to continue to increase these activities. A violation of these laws, sanctions or regulations could adversely impact our financial results or ability to pay dividends to our shareholders.
We have compliance policies and training programs in place for our employees with respect to FCPA, OFAC, UKBA and similar laws, but there can be no assurance that our employees, consultants or agents will not engage in conduct for which we may be held responsible. Violations of FCPA, OFAC, UKBA and other laws, sanctions or regulations may result in severe criminal or civil penalties, and we may be subject to other liabilities, which could adversely affect our financial results or ability to pay dividends to our shareholders.

We are dependent upon information technology systems, which are subject to disruption, damage, failure and risks associated with implementation and integration.
We are dependent upon information technology systems in the conduct of our operations. Our information technology systems are subject to disruption, damage or failure from a variety of sources, including, without limitation, computer viruses, security breaches, cyber attacks, natural disasters and defects in design. Damage, disruption, or failure of one or more information technology systems may result in interruptions to our operations in the interim or may require a significant investment to fix or replace them or may result in significant damage to our reputation. Various measures have been implemented to manage our risks related to the information technology systems and network disruptions, but our financial results or ability to pay dividends to our shareholders could be adversely impacted by such disruption, damage, failure, cyber attack or breach.
Risks Related to Our Aviation Assets
The variability of supply and demand for aircraft could depress lease rates for our aircraft, which would have an adverse effect on our financial results and growth prospects and on our ability to meet our debt obligations and to pay dividends to our shareholders.
The aircraft leasing and sales industry has experienced periods of aircraft oversupply and undersupply. In recent years, we believe the market has been characterized by oversupply of certain older, less fuel efficient aircraft and certain freighter aircraft types. The oversupply of a specific type of aircraft in the market is likely to depress aircraft lease rates for, and the value of, that type of aircraft.
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

•
climate change initiatives, technological change, aircraft noise and emissions regulations, aircraft age limits and other factors leading to reduced demand for, early retirement or obsolescence of aircraft models;

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
These and other factors may produce sharp decreases or increases in aircraft values and lease rates, which would impact our cost of acquiring aircraft and our ability to grow the business, or which may result in lease defaults and also prevent the aircraft from being re-leased or sold on favorable terms. This could have an adverse effect on our financial results and growth prospects and on our ability to meet our debt obligations or to pay dividends to our shareholders.
Other factors that increase the risk of decline in aircraft value and lease rates could have an adverse effect on our financial results and growth prospects and on our ability to meet our debt obligations and to pay dividends to our shareholders.
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
The advent of superior aircraft technology could cause our existing aircraft portfolio to become outdated and therefore less desirable, which could adversely affect our financial results and growth prospects, or our ability to pay dividends to our shareholders.
As manufacturers introduce technological innovations and new types of aircraft, including the Boeing 787, 777X and Airbus A350 and re-engined and/or replacement types for the Boeing 737, Airbus A320 and Embraer E-Jet families of aircraft, certain aircraft in our existing aircraft portfolio may become less desirable to potential lessees or purchasers. In respect to twin-aisle aircraft, the Boeing 787 and 777X and the Airbus A350 are expected to deliver improved fuel consumption and operating economics compared to current-technology aircraft. The Boeing 787 is currently in production while the Boeing 777X is expected to enter service in 2020-2021. The first variant of the Airbus A350 is expected to enter service in 2014. Airbus and Boeing also plan to introduce the A320 NEO and 737 MAX families of aircraft in 2016 and 2017, respectively, which will reduce fuel burn, cut noise emission and reduce maintenance costs as compared to its current iterations. Embraer has also announced that it intends to produce a second generation of E-Jets as early as 2018 which it expects to result in improvements in fuel burn, maintenance costs, emissions and external noise. Further, Bombardier Inc., Commercial Aircraft Corporation of China Ltd and Sukhoi Company (JSC) are developing aircraft models that will compete with the Airbus A319 and Boeing 737 and other aircraft in our fleet.
Any of these risks could adversely affect our ability to lease or sell our aircraft on favorable terms, or at all, which could have an adverse affect on our financial results or on our ability to pay dividends to our shareholders.
The effects of energy, emissions, and noise regulations and policies may negatively affect the airline industry. This may cause lessees to default on their lease payment obligations to us and may limit the market for certain aircraft in our portfolio.
Governmental regulations regarding aircraft and engine noise and emissions levels apply based on where the relevant aircraft is registered and operated. For example, jurisdictions throughout the world have adopted noise regulations which require all aircraft to comply with noise level standards. In addition to the current requirements, the United States and the International Civil Aviation Organization (“ICAO”) have adopted a new, more stringent set of standards for noise levels which applies to engines manufactured or certified on or after January 1, 2006. Currently, U.S. regulations would not require any phase-out of aircraft that qualify with the older standards applicable to engines manufactured or certified prior to January 1, 2006, but the EU has established a framework for the imposition of operating limitations on aircraft that do not comply with the new standards. These regulations could limit the economic life of the aircraft and engines, reduce their value, limit our ability to lease or sell these non-compliant aircraft and engines or, if engine modifications are permitted, require us to make significant additional investments in the aircraft and engines to make them compliant.
In addition to stringent noise restrictions, the U.S. and other jurisdictions have imposed stringent limits on aircraft engine emissions, such as NOx, CO and CO2, consistent with current ICAO standards. European countries have relatively strict environmental regulations that can restrict operational flexibility and decrease aircraft productivity. The EU has included the aviation sector in its ETS, and has attempted to apply the ETS to flights outside of European airspace. This effort has been opposed by the U.S. and other countries. The EU has since suspended the ETS for flights from or to non-European countries due to a proposal issued by the ICAO in October 2013 for a global program to reduce aircraft greenhouse gases ("GHGs"), which would become effective by 2020. As a result the EU has also proposed to amend the ETS to permanently exclude all flights or portions thereof that do not take place in European regional airspace from the ETS until the ICAO mechanism goes into effect. Finally, the ICAO has also adopted a resolution designed to cap GHGs from aircraft and further committed to propose a GHG standard for aircraft engines by 2016.

Over time, it is possible that governments will adopt additional regulatory requirements and/or market-based policies that are intended to reduce energy usage, emissions, and noise levels from aircraft. Such initiatives may be based on concerns regarding climate change, energy security, public health, local impacts, or other factors, and may also impact the global market for certain aircraft and cause behavioral shifts that result in decreased demand for air travel. These concerns could also result in greater limitations on the operation of our fleet, particularly aircraft equipped with other technology engines.
Compliance with current or future regulations, taxes or duties could cause our lessees to incur higher costs and lead to higher ticket prices, which could mean lower demand for travel and adverse impacts on the financial condition of our lessees. Such compliance may also affect our lessees’ ability to make rental and other lease payments and limit the market for aircraft in our portfolio, which could have other negative effects on Aircastle's financial position.
The advanced age, or older technology, of some of our aircraft may expose us to higher than anticipated maintenance related expenses, which could adversely affect our financial results or our ability to pay dividends to our shareholders.
As of December 31, 2013, based on net book value, 18% of our aircraft portfolio was 15 years or older. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Additionally, older aircraft typically are less fuel-efficient than newer aircraft and may be more difficult to re-lease or sell, particularly if, due to increasing production rates by aircraft manufacturers or airline insolvencies or other distress, older aircraft are competing with newer aircraft in the lease or sale market. Variable expenses like fuel, crew size or aging aircraft inspection, maintenance or modification programs and related airworthiness directives could make the operation of older aircraft less economically feasible and may result in increased lessee defaults. We may also incur some of these increased maintenance expenses and regulatory costs upon acquisition or re-leasing of our aircraft. In addition, a number of countries have adopted or may adopt age limits on aircraft imports, which may result in greater difficulty placing affected aircraft on lease or re-lease on favorable terms. Any of these expenses, costs or risks could have a negative impact on our financial results or on our ability to pay dividends to our shareholders.
The concentration of aircraft types in our aircraft portfolio could lead to adverse effects on our business and financial results should any difficulties specific to these particular types of aircraft occur.

Our owned aircraft portfolio is concentrated in certain aircraft types. Should any of these aircraft types (or other types we acquire in the future) or aircraft manufacturers encounter technical, financial or other difficulties, it would cause a decrease in value of these aircraft, an inability to lease the aircraft on favorable terms or at all, or a potential grounding of these aircraft, which may adversely impact our financial results or our ability to pay dividends, to the extent the affected aircraft types comprise a significant percentage of our aircraft portfolio.
We operate in a highly competitive market for investment opportunities in aviation assets and for the leasing and sale of aircraft.
We compete with other operating lessors, airlines, aircraft manufacturers, financial institutions, aircraft brokers and other investors with respect to aircraft acquisitions, leasing and sales. The aircraft leasing industry is highly competitive and may be divided into three basic activities: (i) aircraft acquisition, (ii) leasing or re-leasing of aircraft, and (iii) aircraft sales. Competition varies among these three basic activities.
A number of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk or residual value assessments, which could allow them to consider a wider variety of investments, establish more relationships, bid more aggressively on aviation assets available for sale and offer lower lease rates or sales prices than we can. For instance, some of our competitors may provide financial services, maintenance services or other inducements to potential lessees or buyers that we cannot provide. As a result of competitive pressures, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objectives. We are beginning to see a greater supply of certain aircraft, engines and parts being offered for sale in the part-out market as other leasing companies start addressing the older aircraft in their portfolios. Additionally, the barriers to entry in the aircraft acquisition and leasing market are comparatively low, and new entrants with private equity, hedge fund, Asian bank or other funding sources appear from time to time. We may not be able to compete effectively against present and future competitors in the aircraft acquisition, leasing or sales market and the competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations or on our ability to pay dividends to our shareholders.

Risks Related to Our Leases
If lessees are unable to fund their maintenance obligations on our aircraft, our cash flow and our ability to meet our debt obligations or to pay dividends to our shareholders could be adversely affected.
The standards of maintenance observed by the various lessees and the condition of the aircraft at the time of lease or sale may affect the future values and rental rates for our aircraft.
Under our leases, the relevant lessee is generally responsible for maintaining the aircraft and complying with all governmental requirements applicable to the lessee and the aircraft, including, without limitation, operational, maintenance, and registration requirements and airworthiness directives, although in certain cases we may agree to share certain of these costs. Failure of a lessee to perform required aircraft maintenance or required airworthiness directives could result in a decrease in value of such aircraft, an adverse effect on our ability to lease the aircraft at favorable rates or at all, or a potential grounding of such aircraft, and will likely require us to incur increased maintenance and modification costs upon the expiration or earlier termination of the applicable lease, which could be substantial, to restore such aircraft to an acceptable condition. If any of our aircraft are not subject to a lease, we would be required to bear the entire cost of maintaining that aircraft and performing any required airworthiness directives which could adversely affect our financial results or our ability to pay dividends to our shareholders.
Certain of our leases provide that the lessee is required to make periodic payments to us during the lease term in order to provide cash reserves for the major maintenance. In these leases there is an associated liability for us to reimburse the lessee after such maintenance is performed. A substantial number of our leases do not provide for any periodic maintenance reserve payments to be made to us. Typically, these lessees are required to make payments at the end of the lease term; however, in the event such lessees default, we may be required to fund the entire cost of performing major maintenance on the relevant aircraft without having received compensating maintenance payments from these lessees.
Even if we receive maintenance payments, these payments may not cover the entire expense of the scheduled maintenance they are intended to fund. In addition, maintenance payments typically cover only certain scheduled maintenance requirements and do not cover all required maintenance and all scheduled maintenance. Any significant variations in the maintenance collections from our lessees or in the costs associated with major aircraft maintenance events may materially adversely affect our financial results or our ability to pay dividends to our shareholders.
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

•	penalties and costs associated with the failure of lessees to keep aircraft registered under all appropriate local requirements or obtain required governmental licenses, consents and approvals; and

•	carbon taxes or other fees, taxes or costs imposed under emissions limitations, climate change regulations or other initiatives.
The failure to pay certain of these costs can result in liens on the aircraft and the failure to register the aircraft can result in a loss of insurance. These matters could result in the grounding or arrest of the aircraft and prevent the re-lease, sale or other use of the aircraft until the problem is cured, which would negatively affect our financial results or our ability to pay dividends to our shareholders.
Our lessees may have inadequate insurance coverage or fail to fulfill their respective indemnity obligations, which could result in us not being covered for claims asserted against us and may negatively affect our business, financial condition and results of operations or our ability to pay dividends to our shareholders.
By virtue of holding title to the aircraft, lessors may be held strictly liable for losses resulting from the operation of aircraft or may be held liable for those losses based on other legal theories. Liability may be placed on an aircraft lessor in certain jurisdictions around the world even under circumstances in which the lessor is not directly controlling the operation of the relevant aircraft.
Lessees are required under our leases to indemnify us for, and insure against, liabilities arising out of the use and operation of the aircraft, including third-party claims for death or injury to persons and damage to property for which we may be deemed liable. Lessees are also required to maintain public liability, property damage and hull all risk and hull war risk insurance on the aircraft at agreed upon levels. However, they are not generally required to maintain political risk insurance. Following the terrorist attacks of September 11, 2001, aviation insurers significantly reduced the amount of insurance coverage available to airlines for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events. At the same time, they significantly increased the premiums for such third-party war risk and terrorism liability insurance and coverage in general. As a result, the amount of such third-party war risk and terrorism liability insurance that is commercially available at any time may be below the amount stipulated in our leases.
Our lessees’ insurance, including any available governmental supplemental coverage, may not be sufficient to cover all types of claims that may be asserted against us. Any inadequate insurance coverage or default by lessees in fulfilling their indemnification or insurance obligations will reduce the proceeds that would be received by us upon an event of loss under the respective leases or upon a claim under the relevant liability insurance, which could negatively affect our business, financial condition and results of operations or our ability to pay dividends to our shareholders.
Failure to obtain certain required licenses and approvals could negatively affect our ability to re-lease or sell aircraft, which would negatively affect our financial condition and results of operations or our ability to pay dividends to our shareholders.
A number of our lessees must obtain licenses, consents or approvals in order to import or operate the aircraft or comply with the leases. These include consents from governmental or regulatory authorities for certain payments under the leases and for the import, export or deregistration of the aircraft. Subsequent changes in applicable law or administrative practice may increase such requirements and a governmental consent, once given, might be withdrawn. Furthermore, consents needed in connection with future re-leasing or sale of an aircraft may not be forthcoming. Any of these events could adversely affect our ability to re-lease or sell aircraft, which would negatively affect our financial results or our ability to pay dividends to our shareholders.
Due to the fact that many of our lessees operate in emerging markets, we are indirectly subject to many of the economic and political risks associated with competing in such markets.
Emerging markets are countries which have less developed economies that are vulnerable to economic and political problems, such as significant fluctuations in gross domestic product, interest and currency exchange rates, civil disturbances, government instability, nationalization and expropriation of private assets, changes in governments or government policy and the imposition of taxes or other charges by governments. The occurrence of any of these events in markets served by our lessees and the resulting instability may adversely affect our ownership interest in an aircraft or the ability of lessees which operate in these markets to meet their lease obligations and these lessees may be more likely to default than lessees that operate in developed economies. For the year ended December 31, 2013, 43 of our lessees which operated 106 aircraft and generated lease rental revenue representing 59% of our lease rental revenue are domiciled or habitually based in emerging markets.
Risks Related to Our Lessees
Lessee defaults could materially adversely affect our business, financial condition and results of operations or our ability to pay dividends to our shareholders.
As a general matter, airlines with weak capital structures are more likely than well-capitalized airlines to seek operating leases, and, at any point in time, investors should expect a varying number of lessees and sub-lessees to experience payment difficulties. As a result of their weak financial condition, a large portion of lessees over time may be significantly in arrears in their rental or maintenance payments. Many of our existing lessees are in a weak financial condition and suffer liquidity problems, and this is likely to be the case in the future and with other lessees and sub-lessees of our aircraft as well, particularly in a difficult economic or operating environment. These liquidity issues will be more likely to lead to airline failures in the context of financial system distress, volatile fuel prices, and economic slowdown, with additional liquidity being more difficult and expensive to source. In addition, many of our lessees are exposed to currency risk due to the fact that they earn revenues in their local currencies and certain of their liabilities and expenses are denominated in U.S. dollars, including lease payments to us. Given the size of our aircraft portfolio, we expect that from time to time some lessees will be slow in making, or will fail to make, their payments in full under their leases.
The financial condition of our lessees will be greatly influenced by the overall demand for air travel; in a weak demand environment, airline yields may come under pressure, which may negatively impact airline financial performance in a significant way. To the extent that airline operating costs increase, because of changes in fuel costs, labor costs, or otherwise, demand for air travel and/or airline financial performance may be negatively impacted.
We may not correctly assess the credit risk of each lessee or may not be in a position to charge risk-adjusted lease rates, and lessees may not be able to continue to perform their financial and other obligations under our leases in the future. A delayed, reduced or missed rental payment from a lessee decreases our revenues and cash flow and may adversely affect our ability to make payments on our indebtedness, to comply with debt service coverage or interest coverage ratios, and to pay dividends to our shareholders. While we may experience some level of delinquency under our leases, default levels may increase over time, particularly as our aircraft portfolio ages and if economic conditions deteriorate. A lessee may experience periodic difficulties that are not financial in nature, which could impair its performance of maintenance obligations under the leases. These difficulties may include the failure to perform required aircraft maintenance and labor-management disagreements or disputes.
In the event that a lessee defaults under a lease, any security deposit paid or letter of credit provided by the lessee may not be sufficient to cover the lessee’s outstanding or unpaid lease obligations and required maintenance and transition expenses.
If our lessees encounter financial difficulties and we decide to restructure our leases with those lessees, this would result in less favorable leases and could result in significant reductions in our cash flow or adversely affect our financial results or our ability to meet our debt obligations or to pay dividends to our shareholders.
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
The terms and conditions of payment restructurings or reschedulings may result in significant reductions of rental payments, which may adversely affect our cash flows, our financial results or our ability to meet our debt obligations or to pay dividends to our shareholders.
Significant costs resulting from lease defaults could have a material adverse effect on our business or our ability to pay dividends to our shareholders.
Although we have the right to repossess the aircraft and to exercise other remedies upon a lessee default, repossession of an aircraft after a lessee default would lead to significantly increased costs for us. Those costs include legal and other expenses of court or other governmental proceedings, particularly if the lessee is contesting the proceedings or is in bankruptcy, to obtain possession and/or de-registration of the aircraft and flight and export permissions. Delays resulting from any of these proceedings would also increase the period of time during which the relevant aircraft is not generating revenue. In addition, we may incur substantial maintenance, refurbishment or repair costs that a defaulting lessee has failed to incur or pay and that are necessary to put the aircraft in suitable condition for re-lease or sale and we may be required to pay off liens, claims, taxes and other governmental charges on the aircraft to obtain clear possession and to remarket the aircraft for re-lease or sale. We may also incur maintenance, storage or other costs while we have physical possession of the aircraft.
We may also suffer other adverse consequences as a result of a lessee default and any termination of the lease and the repossession of the related aircraft. Our rights upon a lessee default vary significantly depending upon the jurisdiction, including the need to obtain a court order for repossession of the aircraft and/or consents for de-registration or re-export of the aircraft. When a defaulting lessee is in bankruptcy, protective administration, insolvency or similar proceedings, additional limitations may apply. Certain jurisdictions will give rights to the trustee in bankruptcy or a similar officer to assume or reject the lease or to assign it to a third party, or will entitle the lessee or another third party to retain possession of the aircraft without paying lease rentals or without performing all or some of the obligations under the relevant lease. Certain of our lessees are owned in whole or in part by government-related entities, which could complicate our efforts to repossess the relevant aircraft. Accordingly, we may be delayed in, or prevented from, enforcing certain of our rights under a lease and in re-leasing or selling the affected aircraft.
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
Airline reorganizations could have an adverse effect on our financial results or our ability to pay dividends to our shareholders.
As a result of international economic conditions, significant volatility in oil prices and financial markets distress, airlines may be forced to reorganize. Historically, airlines involved in reorganizations have undertaken substantial fare discounting to maintain cash flows and to encourage continued customer loyalty. Such fare discounting has in the past led to lower profitability for all airlines, including certain of our lessees. Bankruptcies and reduced demand may lead to the grounding of significant numbers of aircraft and negotiated reductions in aircraft lease rental rates, with the effect of depressing aircraft market values.  Additional grounded aircraft and lower market values would adversely affect our ability to sell certain of our aircraft on favorable terms, or at all, or re-lease other aircraft at favorable rates comparable to the then current market conditions, which collectively would have an adverse effect on our financial results or our ability to pay dividends to our shareholders.
If our lessees fail to appropriately discharge aircraft liens, we might find it necessary to pay such claims, which could have a negative effect on our cash position and our business or our ability to pay dividends to our shareholders.
In the normal course of business, liens that secure the payment of airport fees and taxes, custom duties, air navigation charges (including charges imposed by Eurocontrol), landing charges, crew wages, repairer’s charges, salvage or other liens, are likely, depending on the jurisdiction in question, to attach to the aircraft. These liens may secure substantial sums that may, in certain jurisdictions or for certain types of liens (particularly "fleet liens"), exceed the value of the relevant aircraft. Although the financial obligations relating to these liens are the responsibility of our lessees, if they fail to fulfill their obligations, these liens may attach to our aircraft and ultimately become our responsibility. Until these liens are discharged, we may be unable to repossess, re-lease or sell the aircraft or unable to avoid detention or forfeiture of the aircraft.
Our lessees may not comply with their obligations under their respective leases to discharge liens arising during the terms of their leases, whether or not due to financial difficulties. If they do not do so, we may, in some cases, find it necessary to pay the claims secured by any liens in order to repossess the aircraft. Such payments could adversely affect our cash position and our business generally, and our ability to pay dividends to our shareholders.
Risks associated with the concentration of our lessees in certain geographical regions could harm our business or adversely impact our ability to pay dividends to our shareholders.
Our business is sensitive to local economic and political conditions that can influence the performance of lessees located in a particular region. For the year ended December 31, 2013, lease rental revenues from lessees by region, were 33% in Europe, 10% in North America, 38% in Asia (including 9% in China), 9% in South America, and 10% in the Middle East and Africa.
Foreign airlines have currency mismatch issues as revenues tend to be in local currency while lease payments and fuel costs are in U.S. dollars. This difference is magnified in the event of an appreciating U.S. dollar, as we have seen over the course of the last year, due to the strengthening of the U.S. economy and rising U.S. interest rates. Currency volatility, particularly as witnessed recently in the emerging markets, could impact the ability of some of our customers to meet their contractual obligations in a timely manner.

European Concentration
Forty lessees based in Europe accounted for 33% of our lease rental revenues for the year ended December 31, 2013 and accounted for 64 aircraft totaling 30% of the net book value of our aircraft at December 31, 2013. Six aircraft, representing 2% of the net book value of our aircraft at December 31, 2013, were leased to a customer in Spain . We have no lessees based in Greece, Portugal, Italy or Ireland.
Commercial airlines in Europe continue to face increased competitive pressures due to the expansion of low cost carriers, industry consolidation, as well as the growth of strong airlines in the Middle East. While several of the continent's larger airlines have announced comprehensive restructuring efforts, including significant cost cutting measures, we have some concerns about the ability of smaller players to adapt to the changing environment.
Russia accounted for 14% of our lease rental revenues for the year ended December 31, 2013 and accounted for 12 aircraft totaling 8% of the net book value of our aircraft at December 31, 2013. The economy has grown steadily in recent years (except during the recent financial crisis) but remains exposed to volatility in commodity values (oil, natural gas and metals). Commerce in Russia remains heavily intertwined with politics and any political instability could potentially have an effect on the profitability of Russian airlines.
Asian Concentration
Twenty-two lessees based in Asia accounted for 38% of our lease rental revenues for the year ended December 31, 2013 and accounted for 56 aircraft totaling 41% of the net book value of our aircraft at December 31, 2013. Growth in most of Asia has been strong, driven in large part by emerging economies including China, the Philippines and Indonesia. Asian airlines face continued competition from new entrants and the growth of low cost carriers in the region. There is also risk of oversupply in the future driven by large outstanding order books of some Asian airlines. Demand weakness due to slowing economic growth in the region would likely adversely affect the Asian airlines industry.
Four lessees based in China accounted for 9% of our lease rental revenues for the year ended December 31, 2013 and accounted for 15 aircraft totaling 4% of the net book value of our aircraft at December 31, 2013. Chinese airline industry performance during 2013 was relatively strong, but airline performance could suffer if economic growth moderates.
North American Concentration
Eight lessees based in North America accounted for 10% of our lease rental revenues for the year ended December 31, 2013 and accounted for 19 aircraft totaling 10% of the net book value of our aircraft at December 31, 2013. Consolidation among major airlines in the U.S. has helped drive capacity discipline and pricing power, but despite recent improvements in the financial results of many carriers, airlines remain highly susceptible to macroeconomic and geopolitical factors outside their control.
South American Concentration
Five lessees based in South America accounted for 9% of our lease rental revenues for the year ended December 31, 2013 and accounted for 14 aircraft totaling 7% of the net book value of our aircraft at December 31, 2013. Air travel demand in South America remains robust, fueled by economic growth in the region. The proliferation of low cast carriers has also played a meaningful role in stimulating travel demand. The region's largest economy, Brazil, has suffered from a stalled economy, which has forced the reduction in capacity by the county's airlines.
Middle East and African Concentration
Three lessees based in the Middle East and Africa accounted for 10% of our lease rental revenues for the year ended December 31, 2013 and accounted for seven aircraft totaling 11% of the net book value of our aircraft at December 31, 2013. Middle Eastern, and particularly Gulf-based carriers, have a large number of aircraft on order and continue to capitalize on the region’s favorable geographic position as an East-West transfer hub. In recent years, a number of countries in the Middle East and North Africa experienced significant political instability, negatively impacting tourism and air travel. Other countries in the region have seen similar activity, and continued unrest and instability would again negatively impact the financial performance of airlines operating to, from, and within this region.
South African Airways accounted for 6% of our lease rental revenues for the year ended December 31, 2013 and accounted for four aircraft totaling 6% of the net book value of our aircraft at December 31, 2013. South African Airways relies upon government support for its significant capital requirements.

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
Due to the competitive nature of the airline industry, airlines have been, and may continue to be, unable to pass on increases in fuel prices to their customers by increasing fares in a manner that fully compensates for the costs incurred. Higher and more volatile fuel prices may also have an impact on consumer confidence and spending, and thus may adversely impact demand for air transportation. In addition, airlines may not be able to successfully manage their exposure to fuel price fluctuations. If fuel prices increase due to future terrorist attacks, acts of war, armed hostilities, rebellion or political instability, natural disasters or for any other reason, they are likely to cause our lessees to incur higher costs and/or generate lower revenues, resulting in an adverse impact on their financial condition and liquidity. Fuel cost volatility may contribute to the reluctance of airlines to make future commitments to lease aircraft and reduce the demand for lease aircraft. Consequently, these conditions may (i) affect our lessees’ ability to make rental and other lease payments, (ii) result in lease restructurings and/or aircraft repossessions, (iii) increase our costs of re-leasing or selling our aircraft, or; (iv) impair our ability to re-lease or sell our aircraft on a timely basis at favorable rates or terms, or at all. These results could have an adverse effect on our financial results or our ability to pay dividends to our shareholders.
If the effects of terrorist attacks and geopolitical conditions adversely impact the financial condition of the airlines, our lessees might not be able to meet their lease payment obligations, which would have an adverse effect on our financial results and growth prospects or our ability to pay dividends to our shareholders.
War, armed hostilities or terrorist attacks, or the fear of such events, could decrease demand for air travel or increase the operating costs of our customers. The situation in Iraq remains unsettled; tension over Iran’s nuclear program continues; the war in Afghanistan continues for the near term, and more recently the events in Syria and North Africa have resulted or are expected to result in changes to long-standing regimes, and other regimes in the Middle East and North Africa, have been destabilized and/or have used extreme measures to retain power. Any or all of these may lead to further instability in the Middle East. Future terrorist attacks, war or armed hostilities, large protests or government instability, or the fear of such events, could further negatively impact the airline industry and may have an adverse effect on the financial condition and liquidity of our lessees, aircraft values and rental rates and may lead to lease restructurings or aircraft repossessions, all of which could adversely affect our financial results or our ability to pay dividends to our shareholders.
Terrorist attacks and geopolitical conditions have negatively affected the airline industry, and concerns about geopolitical conditions and further terrorist attacks could continue to negatively affect airlines (including our lessees) for the foreseeable future, depending upon various factors, including (i) higher costs to the airlines due to the increased security measures; (ii) decreased passenger demand and revenue due to safety concerns or the inconvenience of additional security measures; (iii) the price and availability of jet fuel; (iv) higher financing costs and difficulty in raising the desired amount of proceeds on favorable terms, or at all; (v) the significantly higher costs of aircraft insurance coverage for future claims caused by acts of war, terrorism, sabotage, hijacking and other similar perils, and the extent to which such insurance has been or will continue to be available; (vi) the ability of airlines to reduce their operating costs and conserve financial resources, taking into account the increased costs incurred as a consequence of terrorist attacks and geopolitical conditions, including those referred to above; and (vii) special charges recognized by some airlines, such as those related to the impairment of aircraft and other long lived assets stemming from the above conditions.
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
The spread of SARS in 2003 was linked to air travel early in its development and negatively impacted passenger demand for air travel at that time. While the World Health Organization’s travel bans related to SARS were temporary in nature. SARS had a severe impact on the aviation industry, which was evidenced by a sharp reduction in passenger bookings, cancellation of many flights and employee layoffs. While these effects were felt most acutely in Asia, SARS did spread to other areas, including North America. Since 2003, there have been several outbreaks of avian influenza, and H1N1 influenza outbreaks in Mexico, spreading to other parts of the world, although the impact was relatively limited. Additional outbreaks of epidemic diseases, or the fear of such events, could result in travel bans or could otherwise negatively impact passenger demand for air travel, which could have an adverse effect on our financial results or our ability to pay dividends to our shareholders.
Risks Related to Our Organization and Structure
If the ownership of our common shares continues to be highly concentrated, it may prevent you and other minority shareholders from influencing significant corporate decisions and may result in conflicts of interest.

As of February 14, 2014, Marubeni beneficially owns 16,241,833 shares, or approximately 20% of our common shares. Although the Shareholder Agreement, dated as of June 6, 2013, by and between us and Marubeni (the "Shareholder Agreement"), imposes certain restrictions on Marubeni's ability to make additional acquisitions of our common shares, Marubeni, nonetheless, may be able to influence fundamental corporate matters and transactions, including the election of directors; mergers or amalgamations (subject to prior board approval); consolidations or acquisitions; the sale of all or substantially all of our assets; in certain circumstances, the amendment of our bye-laws; and our winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by our other shareholders. The interests of Marubeni may not always coincide with our interests or the interests of our other shareholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of our company. Also, Marubeni may seek to cause us to take courses of action that, in its judgment, could enhance its investment in us, but which might involve risks to our other shareholders or adversely affect us or our other shareholders. In addition, under the Shareholder Agreement, based on the current ownership of our common shares by Marubeni, Marubeni is entitled to designate two directors for election to our board of directors. As a result of these or other factors, the market price of our common shares could decline or shareholders might not receive a premium over the then-current market price of our common shares upon a change in control. In addition, this concentration of share ownership may adversely affect the trading price of our common shares because investors may perceive disadvantages in owning shares in a company with a significant shareholder.
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
The joint venture with Ontario Teachers' Pension Plan may have an adverse effect on our business.
The joint venture we entered into with an affiliate of Teachers', which is referred to in "Other Aviation Assets and Alternative New Business Approaches" above, involves significant risks that may not be present with other methods of ownership, including:

•	we may not realize a satisfactory return on our investment or the joint venture may divert management's attention from our business;

•	our joint venture partners could have investment goals that are not consistent with our investment objectives, including the timing, terms and strategies for any investments;

•	our joint venture partners might fail to fund their share of required capital contributions or fail to fulfill their obligations as a joint venture partner; and

•
our joint venture partners may have competing interests in our markets that could create conflict of interest issues, particularly if aircraft owned by the joint venture are being marketed for lease or sale at a time when the Company also has comparable aircraft available for lease or sale.

Teachers' owns approximately 8.5% of our common shares.

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

As of February 14, 2014, there were 80,767,562 shares issued and outstanding, all of which are freely transferable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Approximately 29% of our outstanding common shares are held by our affiliates and can be resold into the public markets in the future in accordance with the requirements of Rule 144 under the Securities Act.

One affiliate, Marubeni, currently holds approximately 20% of our outstanding common shares. Beginning in July 2016, or earlier upon the occurrence of certain events set forth in the Shareholders Agreement, Marubeni and permitted third-party transferees have the ability to cause us to register the resale of their common shares into the public markets. Another investor, Ontario Teachers' Pension Plan, currently holds approximately 9% of our outstanding common shares and has the ability to cause us to register the resale of their common shares into the public markets.

The issuance of additional common shares in connection with acquisitions or otherwise will dilute all other shareholdings.
As of February 14, 2014, we had an aggregate of 155,698,418 common shares authorized but unissued and not reserved for issuance under our incentive plan. We may issue all of these common shares without any action or approval by our shareholders. We intend to continue to actively pursue acquisitions of aviation assets and may issue common shares in connection with these acquisitions. Any common shares issued in connection with our acquisitions, our incentive plan, and the exercise of outstanding share options or otherwise would dilute the percentage ownership held by existing shareholders.

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
We may be subject to an increased rate of Singapore taxation which would adversely affect our business and would result in decreased earnings available for distribution to our shareholders.

Our Singapore subsidiaries are subject to Singapore income tax on their income from leasing, managing and servicing aircraft.  Singapore's authorities have awarded our Singapore subsidiaries a reduced rate of tax until July 2017, provided that we satisfy certain conditions and requirements. If we cannot meet such conditions and requirements, or if the award is not renewed, we would be subject to additional Singapore income tax.  This would adversely affect our business and would result in decreased earnings available for distribution to our shareholders.
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
Set forth below is information pertaining to our executive officers who held office as of February 14, 2014:
Ron Wainshal, 49, became our Chief Executive Officer in May 2005 and a member of our Board in May 2010. Prior to joining Aircastle, Mr. Wainshal was in charge of the Asset Management group of General Electric Commercial Aviation Services (“GECAS”) from 2003 to 2005. After joining GECAS in 1998, Ron led many of GECAS’ U.S. airline restructuring efforts and its bond market activities, and played a major marketing and structured finance role in the Americas. Before joining GECAS, he was a principal and co-owner of a financial advisory company specializing in transportation infrastructure from 1994 to 1998 and prior to that held positions at Capstar Partners and The Transportation Group in New York and Ryder System in Miami. He received a BS in Economics from the Wharton School of the University of Pennsylvania and an MBA from the University of Chicago’s Booth Graduate School of Business. Mr. Wainshal is a director of Everyware Global, Inc.
Michael Inglese, 52, became our Chief Financial Officer in April 2007. Prior to joining the Company, Mr. Inglese served as an Executive Vice President and Chief Financial Officer of PanAmSat Holding Corporation, where he served as Chief Financial Officer from June 2000 until the closing of PanAmSat’s sale to Intelsat in July 2006. Mr. Inglese joined PanAmSat in May 1998 as Vice President, Finance after serving as Chief Financial Officer for DIRECTV Japan, Inc. He is a Chartered Financial Analyst who holds a BS in Mechanical Engineering from Rutgers University College of Engineering and his MBA from Rutgers Graduate School of Business Management.
Michael Kriedberg, 52, became our Chief Commercial Officer in April 2013. Prior to joining the Company, Mr. Kriedberg served as an Executive Vice President, Aviation Financing Operations of GE Capital Aviation Services from August 2009. From January 2008 to August 2009, Mr. Kriedberg was the Chief Investment Officer of GE Capital Corporation (“GECC”) and President of the Bank Loan Group division of GECC from August 2006 to January 2008. Mr. Kriedberg holds a bachelor degree in Economics from SUNY Albany and a Master’s degree in Accounting from Pace University.
David Walton, 52, became our General Counsel in March 2005 and our Chief Operating Officer in January 2006 and our Secretary in August 2006. Prior to joining Aircastle, Mr. Walton was Chief Legal Officer of Boullioun Aviation Services, Inc. from 1996 to 2005. Prior to that, Mr. Walton was a partner at the law firm of Perkins Coie in Seattle and Hong Kong. Mr. Walton has over 20 years of experience in aircraft leasing and finance. He received a BA in Political Science from Stanford University and a JD from Boalt Hall School of Law, University of California, Berkeley.
Joseph Schreiner, 56, became our Executive Vice President, Technical in October 2004. Prior to joining Aircastle, Mr. Schreiner oversaw the technical department at AAR Corp, a provider of products and services to the aviation and defense industries from 1998 to 2004 where he managed aircraft and engine evaluations and inspections, aircraft lease transitions, reconfiguration and heavy maintenance. Prior to AAR, Mr. Schreiner spent 19 years at Boeing (McDonnell-Douglas) in various technical management positions. Mr. Schreiner received a BS from the University of Illinois and an MBA from Pepperdine University.
Aaron Dahlke, 45, became our Chief Accounting Officer in June 2005. Prior to that, Mr. Dahlke was Vice President and Controller of Boullioun Aviation Services Inc. from January 2003 to May 2005. Prior to Boullioun, Mr. Dahlke was at ImageX.com, Inc. and Ernst & Young LLP. He received a B.S. in Accounting from California State University, San Bernardino. He is a Certified Public Accountant.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTER AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common shares are listed for trading on the New York Stock Exchange under the symbol “AYR.” As of February 14, 2014, there were approximately 19,197 record holders of our common shares.
The following table sets forth the quarterly high and low prices of our common shares on the New York Stock Exchange for the periods indicated since our initial public offering and dividends during such periods:

	High	Low	Dividends Declared Per Share ($)
Year Ending December 31, 2012:
First Quarter	$14.55	$12.13	$0.150
Second Quarter	$12.66	$10.77	$0.150
Third Quarter	$13.04	$11.26	$0.150
Fourth Quarter	$12.69	$10.91	$0.165

Year Ending December 31, 2013:
First Quarter	$14.20	$12.43	$0.165
Second Quarter	$16.29	$12.89	$0.165
Third Quarter	$18.12	$15.94	$0.165
Fourth Quarter	$19.50	$17.02	$0.200
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

Issuer Purchases of Equity Securities
During the fourth quarter of 2013, we purchased our common shares as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(a)
	(Dollars in thousands, except per share amounts)
October	—		$—	—	$30,000
November	—		—	—	30,000
December	—	(a)	—	—	30,000
Total	—		$—	—	$30,000

______________

(a) We repurchased 679,292 common shares at an aggregate cost of $8.6 million including commissions during 2013. The remaining dollar value of common shares that may be purchased under the Board authorized program is $30.0 million.

Performance Graph
The following stock performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.
The following graph compares the cumulative five year total return to holders of our common shares relative to the cumulative total returns of the S&P 500 Index and a customized peer group over the five year period ended December 31, 2013. The peer group consists of three companies: AerCap Holdings NV (NYSE: AER), Air Lease Corporation (NYSE: AL) and FLY Leasing Limited (NYSE: FLY). An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common shares, the S&P 500 Index and in the peer group on December 31, 2008, and the relative performance of each is tracked through December 31, 2013. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

*    $100 invested on 12/31/08 in stock or index, including reinvestment of dividends.

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Aircastle Limited	$100.00	$217.76	$241.13	$306.93	$318.49	$508.29
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
Peer Group	100.00	229.83	362.63	299.74	309.45	608.65

ITEM 6. SELECTED FINANCIAL DATA
The selected historical consolidated financial, operating and other data as of December 31, 2012 and 2013 and for each of the three years in the period ended December 31, 2013 presented in this table are derived from our audited consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report. The selected consolidated financial data as of December 31, 2009 and 2010 presented in this table are derived from our audited consolidated financial statements and related notes thereto, which are not included in this Annual Report. You should read these tables along with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report.

	Year Ended December 31,
	2009	2010	2011	2012	2013
	(Dollars in thousands, except share data)
Selected Financial Data:
Consolidated Statements of Operation:
Total revenues	$570,585	$527,710	$605,197	$686,572	$708,645
Selling, general and administrative expenses	46,016	45,774	45,953	48,370	53,436
Depreciation	209,481	220,476	242,103	269,920	284,924
Interest, net	169,810	178,262	204,150	222,808	243,757
Net income	102,492	65,816	124,270	32,868	29,781
Earnings per common share — Basic:
Net income	$1.29	$0.83	$1.64	$0.46	$0.40
Earnings per common share — Diluted:
Net income	$1.29	$0.83	$1.64	$0.46	$0.40
Cash dividends declared per share	$0.40	$0.40	$0.50	$0.615	$0.695

Other Operating Data:
EBITDA	$501,672	$491,231	$594,800	$546,285	$600,088
Adjusted EBITDA	529,792	506,942	607,870	647,622	717,209
Adjusted net income	117,788	82,461	144,963	57,009	59,260

Consolidated Statements of Cash Flows:
Cash flows provided by operations	$327,641	$356,530	$359,377	$427,277	$424,037
Cash flows used in investing activities	(269,434)	(541,115)	(445,420)	(741,909)	(682,933)
Cash flows provided by financing activities	3,512	281,876	141,608	637,327	295,292

Consolidated Balance Sheet Data:
Cash and cash equivalents	$142,666	$239,957	$295,522	$618,217	$654,613
Flight equipment held for lease, net of accumulated depreciation	3,812,970	4,065,780	4,387,986	4,662,661	5,044,410
Net investment in finance leases	—	—	—	119,951	145,173
Total assets	4,454,512	4,859,059	5,224,459	5,812,160	6,251,893
Borrowings under Senior Notes, securitizations and term debt financings	2,464,560	2,707,958	2,986,516	3,598,676	3,737,362
Shareholders’ equity	1,291,237	1,342,718	1,404,608	1,415,626	1,645,407

Other Data:
Number of Aircraft (at the end of period)	129	136	144	159	162
Total debt to total capitalization	65.6%	66.9%	68.0%	71.8%	69.4%

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
The table below shows the reconciliation of net income to EBITDA and Adjusted EBITDA for the years ended December 31, 2009, 2010, 2011, 2012 and 2013.

	Year Ended December 31,
	2009	2010	2011	2012	2013
	(Dollars in thousands)
Net income	$102,492	$65,816	$124,270	$32,868	$29,781
Depreciation	209,481	220,476	242,103	269,920	284,924
Amortization of net lease premiums (discounts) and lease incentives	11,229	20,081	16,445	12,844	32,411
Interest, net	169,810	178,262	204,150	222,808	243,757
Income tax provision	8,660	6,596	7,832	7,845	9,215
EBITDA	$501,672	$491,231	$594,800	$546,285	$600,088
Adjustments:
Impairment of aircraft	18,211	7,342	6,436	96,454	117,306
Non-cash share based payment expense	6,868	7,509	5,786	4,232	4,569
Loss (gain) on mark to market of interest rate derivative contracts	(959)	860	848	(597)	(4,754)
Contract termination expense	4,000	—	—	1,248	—
Adjusted EBITDA	$529,792	$506,942	$607,870	$647,622	$717,209
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

The table below shows the reconciliation of net income to ANI for the years ended December 31, 2009, 2010, 2011, 2012 and 2013.

	Year Ended December 31,
	2009	2010	2011	2012	2013

Net income	$102,492	$65,816	$124,270	$32,868	$29,781
Ineffective portion and termination of cash flow hedges(1)	5,387	5,805	8,407	2,893	2,393
Mark to market of interest rate derivative contracts(2)	(959)	860	848	(597)	(4,754)
Loan termination payment(1)	—	—	3,196	—	2,954
Write-off of deferred financing fees(1)	—	2,471	2,456	3,034	3,975
Stock compensation expense(3)	6,868	7,509	5,786	4,232	4,569
Term Financing No. 1 hedge loss amortization charges(1)	—	—	—	13,331	17,843
Securitization No. 1 hedge loss amortization charges(1)	—	—	—	—	2,499
Contract termination expense	4,000	—	—	1,248	—
Adjusted net income	$117,788	$82,461	$144,963	$57,009	$59,260
_____________

(1)	Included in Interest, net.

(2)	Included in Other income (expense)

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

OVERVIEW
We acquire, lease, and sell commercial jet aircraft with large, global operator bases and long useful lives. As of December 31, 2013, our aircraft portfolio consisted of 162 aircraft that were leased to 64 lessees located in 37 countries. Our aircraft fleet is managed by an experienced team based in the United States, Ireland and Singapore. Typically, our aircraft are subject to net leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs, although in a majority of cases, we are obligated to pay a portion of specified maintenance or modification costs. From time to time, we also make investments in other aviation assets, including debt investments secured by commercial jet aircraft. As of December 31, 2013, the net book value of our flight equipment and finance lease aircraft was $5.19 billion compared to $4.78 billion at the end of 2012. Our revenues and net income for the year ended December 31, 2013 were $708.6 million and $29.8 million respectively, and for the fourth quarter 2013 were $192.0 million and $48.4 million, respectively.
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

Segments

We operate in one segment.
Acquisitions and Sales
In 2013, we invested in 25 aircraft for $1.45 billion as follows:

•	nine aircraft for $924.3 million with ages of less than five years;

•	eleven aircraft for $429.9 million between five and ten years in age;

•	four aircraft for $82.4 million between ten and fifteen years in age; and

•	one aircraft for $11.8 million with an age of over fifteen years.
As of December 31, 2013, we had commitments to acquire six aircraft for $575.0 million. After taking into account acquisitions, amendments to commitments and new commitments, as of February 24, 2014, we have closed on or committed to acquire 13 aircraft for $1.14 billion.

During 2013, the aggregate sales price for flight equipment sold was $548.4 million, which resulted in a net gain of $37.2 million. We repaid debt associated with this flight equipment in the amount of $166.0 million.
The following table sets forth certain information with respect to the aircraft owned by us as of December 31, 2011, 2012 and 2013:
AIRCASTLE AIRCRAFT INFORMATION (dollars in millions)

	Owned Aircraft as of December 31, 2011(1)	Owned Aircraft as of December 31, 2012(1)	Owned Aircraft as of December 31, 2013(1)
Flight Equipment Held for Lease	$4,388	$4,783	$5,190
Unencumbered Flight Equipment included in Flight Equipment Held for Lease	$677	$2,092	$2,655
Number of Aircraft	144	159	162
Number of Unencumbered Aircraft	27	72	80
Number of Lessees	65	69	64
Number of Countries	36	36	37
Weighted Average Age — Passenger (years)(2)	11.2	10.5	9.2
Weighted Average Age — Freighter (years)(2)	10.0	11.1	13.0
Weighted Average Age — Combined (years)(2)	10.9	10.7	9.9
Weighted Average Remaining Passenger Lease Term (years)(3)	4.1	4.8	5.2
Weighted Average Remaining Freighter Lease Term (years)(3)	6.4	5.3	4.2
Weighted Average Remaining Combined Lease Term (years)(3)	4.9	5.0	5.0
Weighted Average Fleet Utilization during the Fourth Quarter(4)	99%	99%	99%
Weighted Average Fleet Utilization for the year ended(4)	99%	99%	99%
Portfolio Yield for the Fourth Quarter(5)	14%	14%	14%
Portfolio Yield for the year ended(5)	14%	14%	14%
     ____________

(1)	Calculated using net book value of flight equipment held for lease and net investment in finance leases as at period end.

(2)	Weighted average age (years) by net book value.

(3)	Weighted average remaining lease term (years) by net book value.

(4)	Aircraft on-lease days as a percent of total days in period weighted by net book value.

(5)	Lease rental revenue for the period as a percent of the average net book value of flight equipment held for lease for the period.

Our owned aircraft portfolio as of December 31, 2013 is listed in Exhibit 99.1 to this report.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of December 31, 2013
	Number of Aircraft	% of Net Book Value
Aircraft Type
Passenger:
Narrowbody	99	36%
Midbody	36	33%
Widebody	5	12%
Total Passenger	140	81%
Freighter	22	19%
Total	162	100%

Manufacturer
Boeing	97	54%
Airbus	60	43%
Embraer	5	3%
Total	162	100%

Regional Diversification
Europe	64	30%
Asia and Pacific	56	41%
North America	19	10%
South America	14	7%
Middle East and Africa	7	11%
Off-lease(1)	2	1%
Total	162	100%
 _______________

(1)	Consists of two Boeing 747-400 converted freighter aircraft, one of which is subject to a commitment to lease and the other is being marketed.

Our largest customer represents less than 7% of the net book value of flight equipment held for lease (includes net book value of flight equipment held for lease and net investment in finance leases) at December 31, 2013. Our top 15 customers for aircraft we owned at December 31, 2013, representing 64 aircraft and 58.5% of the net book value of flight equipment held for lease, are as follows:

Percent of Net Book Value	Customer	Country	Number of Aircraft
Greater than 6% per customer	South African Airways	South Africa	4
	Thai Airways	Thailand	2

3% to 6% per customer	Martinair(1)	Netherlands	5
	Emirates	United Arab Emirates	2
	Garuda	Indonesia	4
	US Airways(2)	USA	11
	Jet Airways	India	8
	Virgin Australia	Australia	2
	AirBridge Cargo(3)	Russia	2
	EVA Airways	Taiwan	4
	Singapore Airlines	Singapore	2

Less than 3% per customer	SriLankan Airlines	Sri Lanka	4
	Azul	Brazil	5
	GOL (4)	Brazil	7
	Air Canada	Canada	2
	Total top 15 customers		64
	All other		98
	Total all customers		162

(1) Martinair is a wholly owned subsidiary of KLM. If combined with one other affiliated customer, the two customers represents 6% of flight equipment held for lease.
(2) US Airways has now merged with American Airlines.
(3) Guaranteed by Volga-Dnepr Airlines.
(4) GOL has guaranteed the obligations of an affiliate, VRG Linhas Aereas.
Finance
Aircastle is a publicly listed company trading on the New York Stock Exchange. Since our inception in late 2004, we have raised approximately $1.7 billion in equity capital from private and public investors as well as approximately $9.7 billion in debt capital for both growth and refinancing purposes. This debt capital has been sourced from a variety of providers demonstrating our funding expertise and flexibility in adapting to changing capital markets conditions. In addition to our capital raising in the export credit agency-backed debt, commercial bank debt and the aircraft securitization markets for secured debt, we believe our access to the unsecured bond market continues to be a competitive differentiator which allows us to pursue a more flexible and opportunistic investment strategy.
We intend to fund new investments through cash on hand, funds generated from operations, maintenance payments received from lessees, secured borrowings for aircraft, draws on our 2013 Revolving Credit Facility and proceeds from any future aircraft sales. We may repay all or a portion of such borrowings from time to time with the net proceeds from subsequent long-term debt financings, additional equity offerings or cash generated from operations and asset sales. Therefore, our ability to execute our business strategy, particularly the acquisition of additional commercial jet aircraft or other aviation assets, depends to a significant degree on our ability to obtain additional debt and equity capital on terms we deem attractive.
See “Liquidity and Capital Resources — Secured Debt Financings” and ”Liquidity and Capital Resources — Unsecured Debt Financings” below.

Comparison of the year ended December 31, 2012 to the year ended December 31, 2013:

	Year Ended December 31,
	2012	2013
	(Dollars in thousands)
Revenues:
Lease rental revenue	$623,503	$644,929
Finance lease revenue	8,393	16,165
Amortization of net lease discounts and lease incentives	(12,844)	(32,411)
Maintenance revenue	53,320	68,342
Total lease rentals	672,372	697,025
Other revenue	14,200	11,620
Total revenues	686,572	708,645
Expenses:
Depreciation	269,920	284,924
Interest, net	222,808	243,757
Selling, general and administrative	48,370	53,436
Impairment of aircraft	96,454	117,306
Maintenance and other costs	14,656	13,631
Total operating expenses	652,208	713,054
Other income:
Gain on sale of flight equipment	5,747	37,220
Other	602	6,132
Total other income	6,349	43,352
Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	40,713	38,943
Income tax provision	7,845	9,215
Earnings of unconsolidated equity method investment, net of tax	—	53
Net income	$32,868	$29,781

Revenues:
Total revenues increased by 3.2%, or $22.1 million, for the year ended December 31, 2013 as compared to the year ended December 31, 2012, primarily as a result of the following:
Lease rental revenue. The increase in lease rental revenue of $21.4 million for the year ended December 31, 2013 as compared to the same period in 2012 was primarily the result of:

•	$103.0 million of revenue reflecting the full year impact of 17 aircraft purchased in 2012 and the impact of 24 aircraft purchased in 2013.
This increase was offset partially by a decrease in lease rental revenue of:

•	$52.7 million due to aircraft sales;

•	$22.2 million due to lease extensions, amendments and transitions; and

•	$6.6 million from the effect of lease terminations and other changes.

Finance lease revenue: For the year ended December 31, 2013, $16.2 million of interest income from finance leases was recognized as compared to $8.4 million of interest income from finance leases recorded for the same period in 2012 due to the addition of two new finance leases in 2013 and the full year revenue from the 2012 additions.

Amortization of net lease discounts and lease incentives.

	Year Ended December 31,
	2012	2013
	(Dollars in thousands)
Amortization of lease incentives	$(9,387)	$(25,356)
Amortization of lease premiums	(5,141)	(9,003)
Amortization of lease discounts	1,684	1,948
Amortization of net lease discounts and lease incentives	$(12,844)	$(32,411)
As more fully described above under “Revenues”, lease incentives represent our estimated portion of the lessee’s cost for heavy maintenance, overhaul or replacement of certain high-value components which is amortized over the life of the related lease. As we enter into new leases, the amortization of lease incentives generally increases and, conversely, if a related lease terminates, the related unused lease incentive liability will reduce the amortization of lease incentives. The increase in amortization of lease incentives of $16.0 million was primarily resulted from ten unscheduled lease transitions, three scheduled lease transitions and one change in lease incentive estimate as compared with eight unscheduled lease transitions, three scheduled lease transitions, two unscheduled changes in lease terms and one change in lease incentive estimate in 2012.
As more fully described above under “Revenues”, lease premiums represent the present value of the amount above current lease rates for acquired aircraft with attached leases. The increase in amortization of lease premiums of $3.9 million for the year ended December 31, 2013 as compared to the same period in 2012 primarily resulted from additional amortization on seven aircraft purchased in 2013 and the full year amortization from five aircraft purchased in 2012.

Maintenance revenue.

	Year Ended December 31,
	2012		2013
	Dollars (in thousands)	Number of Leases	Dollars (in thousands)	Number of Leases
Unscheduled lease terminations	$34,894	10	$47,734	10
Scheduled lease terminations	18,426	5	20,608	7
Maintenance revenue	$53,320	15	$68,342	17
Unscheduled lease terminations. For the year ended December 31, 2012, we recorded maintenance revenue of $34.9 million from unscheduled lease terminations primarily associated with ten aircraft returned in 2012. Comparatively, for the same period in 2013, we recorded maintenance revenue totaling $47.7 million from unscheduled lease terminations associated with ten aircraft returned in 2013.
Scheduled lease terminations. For the year ended December 31, 2012, we recorded maintenance revenue from scheduled lease terminations totaling $18.4 million associated with five aircraft. Comparatively, for the same period in 2013, we recorded $20.6 million, associated with maintenance revenue from seven scheduled lease terminations.
Other revenue was $14.2 million during the year ended December 31, 2012, which was primarily due to additional fees paid by lessees in connection with early termination of 11 leases. For the year ended December 31, 2013, other revenue was $11.6 million which was primarily due to $1.7 million of interest income on our debt investments and approximately $9.9 million recognized in additional fees paid by lessees in connection with the early termination of 13 leases.

Operating Expenses:
Total operating expenses increased by 9.3%, or $60.8 million, for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily as a result of the following:

Depreciation expense increased by $15.0 million for the year ended December 31, 2013 over the same period in 2012. The net increase is primarily the result of:

•	a $28.3 million increase in depreciation for aircraft acquired; and

•	a $5.2 million increase due to changes to asset lives and residual values.
This increase was offset by:

•	a $15.5 million decrease in depreciation for aircraft sales; and

•	a $3.3 million decrease due to capitalized aircraft improvements being fully depreciated.

Interest, net consisted of the following:

	Year Ended December 31,
	2012	2013
	(Dollars in thousands)
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities(1)	$178,601	$196,176
Hedge ineffectiveness losses (gains)	2,893	371
Amortization of interest rate derivatives related to deferred losses	30,777	33,265
Amortization of deferred financing fees and notes discount(2)	12,449	14,719
Interest Expense	224,720	244,531
Less interest income	(597)	(774)
Less capitalized interest	(1,315)	—
Interest, net	$222,808	$243,757
 ______________

(1)	For the year ended December 31, 2013, includes the loan termination fee of $2,954 related to two ECA aircraft sold in June 2013.

(2)
For the year ended December 31, 2012, includes the write-off of deferred financing fees of $2,914 related to the pay-off of Term Financing No. 1 and $120 related to the replacement of the 2010 Revolving Credit Facility. For the year ended December 31, 2013, includes the write-off of deferred financing fees of $3,975 related to the repayment of two ECA Financings.

Interest, net increased by $20.9 million, or 9.4%, over the year ended December 31, 2012. The net increase is primarily a result of:

•
a $17.6 million increase in interest expense on our borrowings driven by loan breakage fees of $3.0 million in connection with the early repayment of two ECA Loans and the impact of higher weighted average debt outstanding ($3.46 billion for the year ended December 31, 2013 as compared to $3.12 billion for the year ended December 31, 2012) of $19.4 million, partially offset by the effect of lower interest rates during the same period in the prior year of $4.8 million;

•
a $2.5 million increase in amortization of deferred losses primarily due to deferred swap loss amortization related to the repayment of Term Financing No. 1 in April 2012 and the repayment of two ECA loans in June 2013; and

•	a $2.3 million increase in amortization of deferred financing fees primarily due to the write-off of fees related to the early repayment of two ECA loans in June 2013; and

•	a $1.3 million decrease in capitalized interest reflecting the final aircraft delivery from our A330 program in April 2012.
These increases were partially offset by:

•	a $2.5 million decrease resulting from changes in measured hedge ineffectiveness due to changes in our debt forecast.
Selling, general and administrative expenses for the year ended December 31, 2013 increased by $5.1 million or 10.5% over the same period in 2012 primarily due to an increase in the number of employees and greater stock compensation expense. Non-cash share based expense was $4.2 million and $4.6 million for the years ended December 31, 2012 and 2013, respectively.

Impairment of aircraft was $117.3 million during the year ended December 31, 2013, See “Summary of Impairments and Recoverability Assessment” below for a detailed discussion of the related impairment charge for these aircraft.
Impairment of aircraft was $96.5 million during the year ended December 31, 2012.
Maintenance and other costs were $13.6 million for the year ended December 31, 2013, a decrease of $1.0 million over the same period in 2012. The net decrease is primarily related to lower maintenance costs of $2.1 million related to unscheduled terminations for the year ended December 31, 2013 versus the same period in 2012.  This decrease is partially offset by an increase of $1.3 million in maintenance costs attributable to scheduled terminations and returns as well as other routine costs such as inspections.
Other Income:
Total other income for the year ended December 31, 2013 was $43.4 million as compared to $6.3 million for the same period in 2012. The increase is primarily a result of a $31.5 million increase in gains on sale of 22 aircraft sold in 2013 as compared to eight in 2012.
Income Tax Provision:
Our provision for income taxes for the years ended December 31, 2012 and 2013 was $7.8 million and $9.2 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland and the United States. The increase in our income tax provision of approximately $1.4 million for the year ended December 31, 2013 as compared to the same period in 2012 was primarily attributable to changes in operating income subject to tax in the U.S. and Ireland, and other jurisdictions. The impairment charge of $117.3 million was attributable to Bermuda and Ireland, which resulted in a $2.0 million Irish tax benefit.
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
Other Comprehensive Income:

	Year Ended December 31,
	2012	2013
	(Dollars in thousands)
Net income	$32,868	$29,781
Net change in fair value of derivatives, net of tax expense of $586 and $482, respectively	30,614	17,120
Derivative loss reclassified into earnings	30,777	33,265
Total comprehensive income	$94,259	$80,166
Other comprehensive income was $80.2 million for the year ended December 31, 2013, a decrease of $14.1 million from the $94.3 million of other comprehensive income for the year ended December 31, 2012. Other comprehensive income for the year ended December 31, 2013 primarily consisted of:

•	$29.8 million of net income;

•
$17.1 million gain from a change in fair value of interest rate derivatives, net of taxes which is due primarily to net settlements for the year ended December 31, 2013 partially offset by a slight loss due to a downward shift in the 1 Month LIBOR forward curve; and

•	$33.3 million of amortization of deferred net losses reclassified into earnings primarily related to terminated interest rate derivatives.
Other comprehensive income for the year ended December 31, 2012 primarily consisted of:

•	$32.9 million of net income;

•
$30.6 million gain from a change in fair value of interest rate derivatives, net of taxes which is due primarily to net settlements for the year ended December 31, 2012 partially offset by a slight downward shift in the 1 Month LIBOR forward curve; and

•	$30.8 million of amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.
The amount of loss expected to be reclassified from accumulated other comprehensive income into interest expense over the next 12 months consists of net interest settlements on active interest rate derivatives in the amount of $16.5 million and the amortization of deferred net losses from terminated interest rate derivatives in the amount of $23.4 million. See “Liquidity and Capital Resources — Hedging” below for more information on deferred net losses as related to terminated interest rate derivatives.

Comparison of the year ended December 31, 2011 to the year ended December 31, 2012:

	Year Ended December 31,
	2011	2012
	(Dollars in thousands)
Revenues:
Lease rental revenue	$580,209	$623,503
Finance lease revenue	—	8,393
Amortization of net lease discounts and lease incentives	(16,445)	(12,844)
Maintenance revenue	36,954	53,320
Total lease rentals	600,718	672,372
Other revenue	4,479	14,200
Total revenues	605,197	686,572
Expenses:
Depreciation	242,103	269,920
Interest, net	204,150	222,808
Selling, general and administrative	45,953	48,370
Impairment of aircraft	6,436	96,454
Maintenance and other costs	13,277	14,656
Total operating expenses	511,919	652,208
Other income:
Gain on sale of flight equipment	39,092	5,747
Other	(268)	602
Total other income	38,824	6,349
Income from continuing operations before income taxes	132,102	40,713
Income tax provision	7,832	7,845
Net income	$124,270	$32,868

Revenues:
Total revenues increased by 13.5%, or $81.4 million, for the year ended December 31, 2012 as compared to the year ended December 31, 2011, primarily as a result of the following:
Lease rental revenue. The increase in lease rental revenue of $43.3 million for the year ended December 31, 2012 as compared to the same period in 2011 was primarily the result of:

•	$106.1 million of revenue from 17 aircraft purchased in 2012, and the full year revenue of 17 aircraft purchased in 2011.
This increase was offset partially by a decrease in revenue of:

•	$28.6 million due to aircraft sales;

•	$18.8 million due to lease extensions and transitions at lower rentals; and

•	$15.4 million due to lease terminations and other changes.

Finance lease revenue: For the year ended December 31, 2012, $8.4 million of interest income from finance leases was recognized. We had no finance leases in 2011 and therefore recognized no income from finance leases.

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
Other revenue was $4.5 million during the year ended December 31, 2011, which was primarily due to additional fees paid by lessees in connection with early termination or the agreement to early terminate five leases. For the year ended December 31, 2012, other revenue was $14.2 which was primarily due to $3.8 million of interest income on our debt investments and approximately $10.4 million recognized in additional fees paid by lessees in connection with the early termination of 11 leases.

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
Impairment of aircraft was $6.4 million during the year ended December 31, 2011, which related to a Boeing 737-400 aircraft which we repossessed following termination of the lease agreement in the second quarter of 2011.
Impairment of aircraft was $96.5 million during the year ended December 31, 2012, related to eight Boeing 737-300 / -400 aircraft, one Boeing 757-200 aircraft and five Boeing 767-300ER aircraft, one Airbus A310-300F aircraft and three Airbus A320-200 aircraft, all of which did not pass their recoverability assessments.
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
Summary of Impairments and Recoverability Assessment
We perform our annual fleet-wide recoverability assessment during the third quarter of each year. This recoverability assessment is a comparison of the carrying value of each aircraft to its undiscounted expected future cash flows. We develop the assumptions used in the recoverability assessment, including those relating to current and future demand for each aircraft type, based on management's experience in the aircraft leasing industry as well as information received from third party sources. Estimates of the undiscounted cash flows for each aircraft type are impacted by changes in contracted and future expected lease rates, residual values, expected scrap values, economic conditions and other factors.
Following completion of the recoverability analysis during the third quarter of 2013, we determined the cash flows expected to be generated by seven of our aircraft did not support carrying values and we wrote down their book values by a total of $97.6 million. For some of these aircraft we also shortened the expected lives and/or reduced the residual values. More specifically, we wrote down the book values of:

•	Six Boeing 747-400 converted freighter aircraft manufactured between 1990 and 1994 and recorded impairment charges total $88.6 million; and

•	One Boeing 737-700 aircraft manufactured in 1999 and recorded an impairment charge of $8.9 million.
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
We also recorded the following transactional impairments, outside the recoverability assessment process, during 2013:

•
We impaired two aircraft, one Airbus A319-100 aircraft and one Boeing 767-300ER aircraft, each of which was returned to us early by the respective lessee. We wrote these aircraft down to their expected sales prices, recording impairment charges totaling $6.2 million, and recorded maintenance revenue of $9.0 million and other revenue of $0.9 million.

•
We elected not to invest in engine performance restoration maintenance visits for one Boeing 767-300ER aircraft and instead agreed with the lessee to terminate the lease prior to scheduled expiry and pursue a sale. We recorded impairment charges of $8.5 million and we recorded maintenance revenue of $12.1 million and other revenue of $0.9 million from an early termination payment.

•
We impaired two Boeing 767-300ER aircraft, each of which was returned to us at the scheduled end of their respective leases. We wrote these aircraft down to their expected sales prices, recording impairment charges totaling $5.0 million and recorded maintenance revenue of $7.1 million and other revenue of $33 thousand.

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
At December 31, 2013, we had a total of 10 aircraft with a total net book value of $231.1 million (accounting for 4.5% of the total net book value of our flight equipment held for lease) that we consider more susceptible to failing our recoverability assessment. The recoverability in the value of these aircraft is more sensitive to changes in contractual cash flows, future cash flow estimates and aircraft residual or scrap values. These aircraft fall into the categories as shown in the table below:

Aircraft Type	Number of Aircraft	Percent of Net Book Value
Narrowbody	4	1.4%
Midbody	2	0.7%
Freighters	4	2.4%

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
Under an operating lease, the lessee will be responsible for performing maintenance on the relevant aircraft and will typically be required to make payments to us for heavy maintenance, overhaul or replacement of certain high-value components of the aircraft. These maintenance payments are based on hours or cycles of utilization or on calendar time, depending upon the component, and would be made either monthly in arrears or at the end of the lease term. For maintenance payments made monthly in arrears during a lease term, we will typically be required to reimburse all or a portion of these payments to the lessee upon completion of the relevant heavy maintenance, overhaul or parts replacement. We record maintenance payments paid by the lessee during a lease as accrued maintenance liabilities in recognition of our obligation in the lease to refund such payments, and therefore we do not recognize maintenance revenue during the lease. Maintenance revenue recognition would occur at the end of a lease, when we are able to determine the amount, if any, by which reserve payments received exceed the amount we are required under the lease to reimburse to the lessee for heavy maintenance, overhaul or parts replacement. If a lease requires end of lease term maintenance payments, typically the lessee would be required to pay us for its utilization of the aircraft during the lease; however, in some cases, we may owe a net payment to the lessee in the event heavy maintenance is performed and paid for by the lessee during the lease term and the aircraft is returned to us in better condition that at lease inception. End of lease term maintenance payments made to us are recognized as maintenance revenue, and end of lease term maintenance payments we make to a lessee are recorded as contra maintenance revenue.

The amount of maintenance revenue or contra maintenance revenue we recognize in any reporting period is inherently volatile and is dependent upon a number of factors, including the timing of lease expiries, including scheduled and unscheduled expiries, the timing of maintenance events and the utilization of the aircraft by the lessee.
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
Management develops the assumptions used in the recoverability analysis based on current and future expectations of the global demand for a particular aircraft type and historical experience in the aircraft leasing market and aviation industry, as well as information received from third party industry sources. The factors considered in estimating the undiscounted cash flows are impacted by changes in future periods due to changes in contracted lease rates, residual values, economic conditions, technology, airline demand for a particular aircraft type and many of the risk factors discussed in Item 1A. “Risk Factors.” See further discussion of our aircraft more susceptible to failing our recoverability assessment under "Summary of Impairments and Recoverability Assessment" above and “Fair Value Measurements” below.
Net Investment in Finance Leases
If a lease meets specific criteria at the inception of a new lease or at any lease modification date, we recognize the lease as a Net investment in finance leases on our Consolidated Balance Sheets. The net investment in finance leases consists of lease receivables, less the unearned income, plus the estimated unguaranteed residual value of the leased flight equipment at the lease end date. The unearned income is recognized as Finance lease revenue in our Consolidated Statements of Income over the lease term in a manner that produces a constant rate of return on the Net investment in finance lease.
Collectability of finance leases is evaluated periodically on an individual customer level. The evaluation of the collectability of the finance leases considers the credit of the lessee and the value of the underlying aircraft. An allowance for credit losses is established if there is evidence that we will be unable to collect all amounts due according to the original contractual terms of the Net Investment in Finance Leases. At December 31, 2013, we had no allowance for credit losses for our Net investment in finance leases.
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
At inception of the hedge, we choose a method to assess effectiveness and to calculate ineffectiveness, which we must use for the life of the hedge relationship. We have one hedge designated using the “change in variable cash flows method” for calculation of hedge ineffectiveness. The change in variable cash flows method involves a comparison of the present value of the cumulative change in the expected future cash flows on the variable leg of the interest rate derivative against the present value of the cumulative change in the expected future interest cash flows on the floating-rate liability. When the change in the interest rate derivative’s variable leg exceeds the change in the liability, the calculated ineffectiveness is recorded in interest expense on our consolidated statement of income. Effectiveness is tested by dividing the change in the interest rate derivative’s variable leg by the change in the liability.
We have five hedges which are designated using the hypothetical derivative method for assessment of effectiveness and calculation of ineffectiveness. The hypothetical derivative method involves a comparison of the change in the fair value of an actual interest rate derivative to the change in the fair value of a hypothetical interest rate derivative with critical terms that reflect the hedged debt. When the change in the value of the interest rate derivative exceeds the change in the hypothetical interest rate derivative, the calculated ineffectiveness is recorded in interest expense on our consolidated statement of income. The effectiveness of these relationships is tested by regressing historical changes in the interest rate derivative against historical changes in the hypothetical interest rate derivative.

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
None.

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

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity currently are cash on hand, cash generated by our aircraft leasing operations, loans secured by additional aircraft we acquire and unsecured borrowings. Our business is very capital intensive, requiring significant investments in order to expand our fleet during periods of growth and investments in maintenance and improvements on our existing portfolio. Our business also generates a significant amount of cash from operations, primarily from lease rentals and maintenance collections. These sources have historically provided liquidity for these investments and for other uses, including the payment of dividends to our shareholders. In the past, we have also met our liquidity and capital resource needs by utilizing several sources, including:

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
During 2013, we met our liquidity and capital resource needs with $424.0 million of cash from operations, $760.7 million of cash from equity and debt financings, $568.0 million of cash from aircraft sales (including $186.8 million from the sale of two aircraft to our joint venture with Teachers'), and by utilizing several other financing sources, including:
•Raising $209.4 million of equity with Marubeni;
•Closing $400.0 million of Senior Notes due 2018; and
•Securing or acquiring various secured borrowings in the amount of $176.8 million.
In addition, we increased our revolving credit facility to $335.0 million, which can be further increased to a maximum of $400.0 million.
In February 2014, we repaid the outstanding amount plus accrued interest and fees due under Securitization No.1 and terminated the related interest rate derivative, for a total cash payment of $255.2 million, with proceeds from our December 2013 Notes issuance. The aircraft that became unencumbered with the repayment of Securitization No. 1 had a net book value of $410.5 million at December 31, 2013.
Also in February 2014, we entered into two floating rate loans and one fixed rate loan totaling $303.2 million secured by two Boeing 777-300ER aircraft and one Airbus A330-200 aircraft we acquired in 2013. The net book value of these three aircraft at December 31, 2013 totaled $411.1 million.
As of December 31, 2013, we are in compliance with all applicable covenants in our financings. We have also determined as of December 31, 2013 that our consolidated subsidiaries "restricted net assets" as defined by Rule 4-08(e)(3) of Regulation S-X are less than 25 percent of our consolidated net assets.
We believe that cash on hand, funds generated from operations, maintenance payments received from lessees, secured borrowings for aircraft, draws on our 2013 Revolving Credit Facility and proceeds from any future aircraft sales will be sufficient to satisfy our liquidity and capital resource needs over the next twelve months. Our liquidity and capital resource needs include payments due under our aircraft purchase obligations, required principal and interest payments under our long-term debt facilities, expected capital expenditures, lessee maintenance payment reimbursements and lease incentive payments over the next twelve months.

Cash Flows

	Year Ended December 31, 2011	Year Ended December 31, 2012	Year Ended December 31, 2013
	(Dollars in thousands)
Net cash flow provided by operating activities	$359,377	$427,277	$424,037
Net cash flow used in investing activities	(445,420)	(741,909)	(682,933)
Net cash flow provided by financing activities	141,608	637,327	295,292

Operating Activities:
Cash flow from operations was $424.0 million and $427.3 million for the years ended December 31, 2013 and 2012, respectively. The decrease in cash flow from operations of $3.2 million for the year ended December 31, 2013 versus the same period in 2012 was primarily a result of:

•	a $15.1 million increase in cash from lease rentals

•	a $7.8 million increase in cash from finance leases; and

•	a $4.5 million increase in cash from maintenance revenue.
These inflows were offset partially by:

•	a $28.3 million increase in cash paid for interest; and

•	a $8.5 million decrease in cash from working capital.
Cash flow from operations was $427.3 million and $359.4 million for the years ended December 31, 2012 and 2011, respectively. The increase in cash flow from operations of $67.9 million for the year ended December 31, 2012 versus the same period in 2011 was primarily a result of:

•	a $48.1 million increase in cash from lease rentals;

•	a $21.0 million increase in cash from other working capital; and

•	a $7.2 million increase in cash interest from finance leases.
This increase was offset by:

•	a $4.1 million increase in cash paid for interest, net of capitalized interest.
Investing Activities:
Cash used in investing activities was $682.9 million and $741.9 million for the years ended December 31, 2013 and 2012, respectively. The decrease in cash flow used in investing activities of $59.0 million for the year ended December 31, 2013 versus the same period in 2012 was primarily a result of:

•	a $506.6 million increase in the proceeds from the sale of flight equipment;

•	a $85.6 million decrease in the net investment in finance leases;

•	a $43.6 million decrease in purchase of debt investments;

•	a $35.4 million increase in principal repayments on debt investments; and

•	a $14.5 million decrease in aircraft purchase deposits and progress payments, net of returned deposits and aircraft sales deposits.
These inflows were offset partially by:

•	a $570.5 million increase in the acquisition and improvement of flight equipment; and

•	a $35.8 million decrease in restricted cash and cash equivalents related to sale of flight equipment; and

•	a $20.2 million increase in unconsolidated equity method investment
Cash used in investing activities was $741.9 million and $445.4 million for the years ended December 31, 2012 and 2011, respectively. The increase in cash flow used in investing activities of $296.5 million for the year ended December 31, 2012 versus the same period in 2011 was primarily a result of:

•	a $427.7 million decrease in the proceeds from the sale of flight equipment;

•	a $91.5 increase in the net investment of finance leases in 2012; and

•	a $37.0 million net increase for the purchase of a debt investment in 2012.

These increases were offset partially by:

•	a $101.5 million decrease in aircraft purchase deposits under our Airbus A330 Agreement;

•	a $83.5 million decrease in the acquisition and improvement of flight equipment; and

•	a $71.5 million increase in restricted cash and cash equivalents related to the sale of flight equipment.
Financing Activities:
Cash provided from financing activities was $295.3 million for the year ended December 31, 2013 as compared to $637.3 million for the year ended December 31, 2012. The net decrease in cash flow provided by financing activities of $342.0 million for the year ended December 31, 2013 versus the same period in 2012 was a result of:

•	a $896.5 million decrease in proceeds from notes and debt financings;

•	a $110.6 million decrease in restricted cash and cash equivalents related to security deposits and maintenance payments; and

•	a $8.4 million increase in dividends.
The decreases were offset partially by:

•	a $337.3 million decrease in securitization and term debt repayments primarily due to the repayment of $583.1 million for Term Financing No. 1 in April 2012;

•	a $241.6 million increase in issuances of common shares, net of repurchased shares primarily due to the sale of shares to Marubeni in July 2013;
•a $50.8 million decrease in payments for terminated interest rate derivatives;
•a $20.8 million of lower deferred financing costs;
•a $18.5 million increase in maintenance deposits received net of maintenance deposits returned; and
•a $4.5 million increase in security deposits received net of security deposits returned.
Cash provided from financing activities was $637.3 million for the year ended December 31, 2012 as compared to $141.6 million for the year ended December 31, 2011. The net increase in cash flow used by financing activities of $495.7 million for the year ended December 31, 2012 versus the same period in 2011 was a result of:

•
a $790.6 million increase in borrowings from the proceeds of the issuance of Senior Notes due 2017, Senior Notes due 2019, Senior Notes due 2020 and an additional borrowing under an ECA supported loan for the financing of an Airbus A330-200 aircraft in 2012 as compared to five ECA supported loan borrowings for the financing of five Airbus A330-200 aircraft in 2011;

•	a $124.8 million increase in restricted cash and cash equivalents related to security deposits and maintenance payments;

•	a $51.6 million increase in maintenance deposits received net of maintenance deposits returned;

•	a $47.4 million decrease in repurchases of our common shares as a result of the share buy-back program in 2012 versus the same period in 2011; and

•	a $1.4 million decrease in dividends paid.
The inflows were offset partially by:

•
a $456.5 million increase in financing repayments on our securitizations and term debt financings as the result of the pay-off of Term Financing No. 1 in 2012 as compared to the pay-off of one ECA supported loan in 2011;

•	a $50.8 million increase in payments for terminated interest rate derivatives in 2012;

•	a $11.5 million increase in deferred financing costs; and

•	a $1.4 million decrease in security deposits received net of security deposits returned.

Debt Obligations
The following table provides a summary of our secured and unsecured debt financings at December 31, 2013:

Debt Obligation	Collateral	Outstanding Borrowing	Number of Aircraft	Interest Rate(1)	Final Stated Maturity(2)
	(Dollars in thousands)
Secured Debt Financings:
Securitization No. 1 (3)	Interests in aircraft leases, beneficial interests in aircraft owning/leasing entities and related interests	$225,034	26	0.44%	06/20/31
Securitization No. 2	Interests in aircraft leases, beneficial interests in aircraft owning/leasing entities and related interests	603,837	40	0.48%	06/14/37
ECA Term Financings	Interests in aircraft, aircraft leases, beneficial interests in aircraft owning/leasing entities and related interests	493,708	8	3.02% to 3.96%	12/03/21 to 11/30/24
Bank Financings	Interests in aircraft, aircraft leases, beneficial interests in aircraft owning/leasing entities and related interests	264,256	8	1.06% to 4.57%	09/15/15 to 11/02/21
Total secured debt financings		1,586,835

Unsecured Debt Financings:
Senior Notes due 2017	None	500,000	—	6.75%	04/15/17
Senior Notes due 2018	None	450,527	—	9.75%	08/01/18
Senior Notes due 2018	None	400,000		4.625%	12/05/18
Senior Notes due 2019	None	500,000	—	6.25%	12/01/19
Senior Notes due 2020	None	300,000	—	7.625%	04/15/20
2013 Revolving Credit Facility	None	—	—	N/A	12/19/15
Total unsecured debt financings		2,150,527
Total secured and unsecured debt financings		$3,737,362
 _______________

(1)	Reflects the floating rate in effect at the applicable reset date plus the margin for Securitization No. 1, Securitization No. 2 and one of our Bank Financings. All other financings have a fixed rate.

(2)	For Securitizations No. 1 and No. 2, all cash flow available after expenses and interest is applied to debt amortization.

(3)	Securitization No. 1 was repaid in February 2014 with the proceeds from our December 2013 Notes issuance.

The following securitizations and term debt financing structures include liquidity facility commitments described in the table below:

Facility	Liquidity Facility Provider	Available Liquidity		Unused Fee	Interest Rate on any Advances
		December 31, 2012	December 31, 2013
		(Dollars in thousands)
Securitization No. 1	Crédit Agricole Corporate and Investment Bank(1)	$42,000	$42,000	0.45%	1M LIBOR + 1.00
Securitization No. 2	HSH Nordbank AG(1)	65,000	65,000	0.50%	1M LIBOR + 0.75
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
In August 2013, one of our subsidiaries issued a fixed rate ECA bond with a face value of $78.2 million which is supported by a guarantee from COFACE and the proceeds were utilized to repay an interim floating rate bank financing that was drawn in connection with the acquisition of one Airbus A330-200 aircraft in 2012. The bond has a fixed coupon rate of 3.488% and a final maturity of November 30, 2024.
We refer to these COFACE-supported financings as “ECA Term Financings”. The borrowings under these financings at December 31, 2013 have a weighted average rate of interest equal to 3.569%.
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
Bank Financings
In May 2013, we assumed three floating rate loans and one fixed rate loan totaling $91.8 million in connection with the acquisition of two Airbus A320-200 aircraft and two Boeing 737-800 aircraft. During the third quarter of 2013, we amended two of the floating rate loans to a fixed rate of 2.58% for the remaining debt term. At December 31, 2013, these four loans had a weighted average interest rate of 2.36% and mature in 2018 and 2020.

In December 2013, one of our subsidiaries entered into a $85.0 million fixed rate loan to finance a portion of one Boeing 777-300ER aircraft which was acquired in the third quarter of 2013. The loan is to be repaid over 95 months in principal installments beginning on January 6, 2014 and ending with a balloon payment of $18.8 on the final repayment date of November 2, 2021.
In February 2014, we entered into two floating rate loans and one fixed rate loan totaling $303.2 million secured by two Boeing 777-300ER aircraft and one Airbus A330-200 aircraft we acquired in 2013. The net book value of these three aircraft at December 31, 2013 totaled $411.1 million.

We refer to these loan facilities as “Bank Financings”. Our Bank Financings contain, among other customary provisions, a $500.0 million minimum net worth covenant and, in some cases, a cross-default to other financings with the same lender. In addition, Aircastle Limited has guaranteed the repayment of the Bank Financings. The borrowings under these financings at December 31, 2013 have a weighted average fixed rate of interest equal to 3.81%.

Unsecured Debt Financings:
Senior Notes due 2018
In December 2013, we issued $400.0 million aggregate principal amount of Senior Notes due 2018 (the "2018 Senior Notes"). The 2018 Senior Notes will mature on December 15, 2018 and bear interest at the rate of 4.625% per annum, payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2014. Interest will accrue on the 2018 Senior Notes from December 5, 2013. In addition, prior to December 15, 2016 the company may redeem up to 35% of the aggregate principal amount of the 2018 Senior Notes with the net cash proceeds of one or more equity offerings at a redemption price equal to 104.625%, plus accrued and unpaid interest. If the Company undergoes a change of control, it must offer to repurchase the 2018 Senor Notes at 101% of the principal amount, plus accrued and unpaid interest. The 2018 Senior Notes are not guaranteed by any of the Company's subsidiaries.
In February 2014, we repaid the outstanding amount plus accrued interest and fees due under Securitization No.1 and terminated the related interest rate derivative, for a total cash payment of $255.2 million, with proceeds from our December 2013 Notes issuance. The aircraft that became unencumbered with the repayment of Securitization No. 1 had a net book value of $410.5 million at December 31, 2013.

2013 Revolving Credit Facility
In early August 2013, we amended and restructured our existing $150.0 million 2012 Revolving Credit Facility with the 2013 Revolving Credit Facility.  The 2013 Revolving Credit Facility was initially sized at $335.0 million and can be increased to a maximum of $400.0 million.  The 2013 Revolving Credit Facility has a term of three and is scheduled to expire in August 2016.
As of December 31, 2013, we are in compliance with all applicable covenants in our financings.

Contractual Obligations
Our contractual obligations consist of principal and interest payments on variable and fixed rate liabilities, interest payments on interest rate derivatives, aircraft acquisition and rent payments pursuant to our office leases. Total contractual obligations increased from $4.64 billion at December 31, 2012 to approximately $5.28 billion at December due primarily to:

•	an increase in borrowings and interest payments as a result of the closing of our Senior Notes due 2018 in December 2013 and bank financings for five aircraft; and

•	an increase in purchase obligations for three aircraft to be acquired in 2014.
These increases were partially offset by principal and interest payments made under our securitizations, ECA term financings and our Bank financings and the pay-off of two ECA term financings in June 2013.

The following table presents our actual contractual obligations and their payment due dates as of December 31, 2013.

	Payments Due By Period as of December 31, 2013
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Principal payments:
Senior Notes due 2017	$500,000	$—	$—	$500,000	$—
Senior Notes due 2018	850,000	—	—	850,000	—
Senior Notes due 2019	500,000	—	—	—	500,000
Senior Notes due 2020	300,000	—	—	—	300,000
Securitization No. 1(1)	225,034	123,898	70,012	31,124	—
Securitization No. 2(1)	603,837	169,039	244,255	190,543	—
ECA Term Financings(2)	493,708	43,822	92,408	99,177	258,301
Bank Financings(3)	270,320	29,942	63,186	109,146	68,046
Total principal payments	3,742,899	366,701	469,861	1,779,990	1,126,347
Interest payments:
Interest payments on debt obligations(4)	909,358	181,557	351,187	282,463	94,151
Interest payments on interest rate derivatives(5)	49,378	20,656	27,995	727	—
Total interest payments	958,736	202,213	379,182	283,190	94,151
Office leases(6)	7,842	1,126	2,083	1,487	3,146
Purchase obligations(7)	575,014	575,014	—	—	—
Total	$5,284,491	$1,145,054	$851,126	$2,064,667	$1,223,644
 _____________

(1)
Estimated principal payments for this non-recourse financing are based on excess cash flows available from forecasted lease rentals, net maintenance funding and proceeds from asset dispositions after the payment of forecasted operating expenses and interest payments, including interest payments on existing interest rate derivative agreements and policy provider fees. Securitization No. 1 was repaid in February 2014 with the proceeds from our December 2013 Notes issuance.

(2)	Includes scheduled principal payments based upon fixed rate, 12-year, fully amortizing loans and one floating loan.

(3)	Includes principal payments based upon individual loan amortization schedules.

(4)	Future interest payments on variable rate, LIBOR-based debt obligations are estimated using the interest rate in effect at December 31, 2013.

(5)	Future interest payments on derivative financial instruments are estimated using the spread between the floating interest rates and the fixed interest rates in effect at December 31, 2013.

(6)	Represents contractual payment obligations for our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.

(7)
At December 31, 2013, we had commitments to acquire six aircraft. After taking into account acquisitions, amendments to commitments and new commitments, as of February 24, 2014, we have closed on or committed to acquire 13 aircraft for $1.14 billion.

.
Capital Expenditures
We make capital expenditures from time to time in connection with improvements made to our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the years ended December 31, 2011, 2012 and 2013, we incurred a total of $44.0 million, $41.1 million and $21.7 million, respectively, of capital expenditures (including lease incentives) related to the acquisition and improvement of aircraft.
As of December 31, 2013, the weighted average age (by net book value) of our aircraft was approximately 9.9 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Under our leases, the lessee is primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft, or a lessee fails to meet its maintenance obligations under the lease agreement. At December 31, 2013, we had a $442.4 million maintenance payment liability on our balance sheet, which is a $63.0 million increase from December 31, 2012. The increase primarily consisted of net maintenance cash inflows of $82.4 million and a decrease in maintenance liabilities of $19.4 million. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.
Actual maintenance payments to us by lessees in the future may be less than projected as a result of a number of factors, including defaults by the lessees. Maintenance reserves may not cover the entire amount of actual maintenance expenses incurred and, where these expenses are not otherwise covered by the lessees, there can be no assurance that our operational cash flow and maintenance reserves will be sufficient to fund maintenance requirements, particularly as our aircraft age. See Item 1A. “Risk Factors — Risks Related to Our Business — Risks related to our leases — If lessees are unable to fund their maintenance obligations on our aircraft, our cash flow and our ability to meet our debt obligations or to pay dividends to our shareholders could be adversely affected.”

Off-Balance Sheet Arrangements
We have entered into a joint venture with an affiliate of Ontario Teachers' Pension Plan, in which we have a 30% equity interest, which does not qualify for consolidated accounting treatment. The assets and liabilities of this joint venture are off our balance sheet and we only record our net investment under the equity method of accounting. See Footnote 5 - Unconsolidated Equity Method Investment.

Foreign Currency Risk and Foreign Operations
At December 31, 2013, all of our leases are payable to us in U.S. dollars. However, we incur Euro- and Singapore dollar-denominated expenses in connection with our subsidiaries in Ireland and Singapore. For the year ended December 31, 2013, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated approximately $13.4 million in U.S. dollar equivalents and represented approximately 25.1% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, it is likely that our international operations and our exposure to foreign currency risk will increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases we may enter into hedging transactions in the future to mitigate this risk. For the years ended December 31, 2011, 2012 and 2013, we incurred insignificant net gains and losses on foreign currency transactions.

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

We held the following interest rate derivatives as of December 31, 2013:

	Derivative Liabilities
Hedged Item	Current Notional Amount	Effective Date	Maturity Date	Future Maximum Notional Amount	Floating Rate	Fixed Rate	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Interest rate derivatives designated as cash flow hedges:
Securitization No. 1(1)	$217,315	Jun-06	Jun-16	$217,315	1M LIBOR + 0.27%	5.78%	Fair value of derivative liabilities	$24,701
Securitization No. 2	472,914	Jun-12	Jun-17	472,914	1M LIBOR	1.26% to 1.28%	Fair value of derivative liabilities	5,568
Total interest rate derivatives designated as cash flow hedges	690,229			690,229				30,269

Interest rate derivatives not designated as cash flow hedges:
Securitization No. 1(1)	85,539	Jun-06	Jun-16	85,539	1M LIBOR + 0.27%	5.78%	Fair value of derivative liabilities	9,723
Total interest rate derivatives not designated as cash flow hedges	85,539			85,539				9,723

Total interest rate derivative liabilities	$775,768			$775,768				$39,992
_______________
(1) In February 2014 we repaid Securitization No. 1 and terminated the related interest rate derivative. See Liquidity and Capital Resources - Debt Obligations - Senior Notes due 2018 above.
The weighted average interest pay rates of these derivatives at December 31, 2011, 2012 and 2013 were 5.03%, 2.91% and 3.03%, respectively.
For the year ended December 31, 2013, the amount of loss reclassified from accumulated other comprehensive income (“OCI”) into interest expense related to net interest settlements on active interest rate derivatives was $18.1 million. The amount of loss expected to be reclassified from OCI into interest expense over the next 12 months related to net interest settlements on active interest rate derivatives is $16.5 million.
Our interest rate derivatives involve counterparty credit risk. As of December 31, 2013, our interest rate derivatives are held with the following counterparties: JP Morgan Chase Bank NA, Citibank Canada NA and Wells Fargo Bank NA. All of our counterparties or guarantors of these counterparties are considered investment grade (senior unsecured ratings of Baa2 or above) by Moody’s Investors Service. All are also considered investment grade (long-term foreign issuer ratings of A- or above) by Standard and Poor’s. We do not anticipate that any of these counterparties will fail to meet their obligations.
In addition to the derivative liability above, another component of the fair value of our interest rate derivatives is accrued interest. As of December 31, 2013, accrued interest payable included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheet was $0.9 million related to interest rate derivatives designated as cash flow hedges and $0.2 million related to interest rate derivatives not designated as cash flow hedges.
On an ongoing basis, terminated interest rate derivative notionals are evaluated against debt forecasts. To the extent that interest payments are deemed remote to occur, deferred gains or losses are accelerated into interest expense as applicable.

The following table summarizes the deferred (gains) and losses and related amortization into interest expense for our terminated interest rate derivative contracts for the years ended December 31, 2011, 2012, and 2013:

Hedged Item	Original Maximum Notional Amount	Effective Date	Maturity Date	Fixed Rate %	Termination Date	Deferred (Gain) or Loss Upon Termination	Unamortized Deferred (Gain) or Loss at December 31, 2013	Amount of Deferred (Gain) or Loss Amortized (including Accelerated Amortization) into Interest Expense For the Year Ended December 31,			Amount of Deferred (Gain) or Loss Expected to be Amortized over the Next Twelve Months
								2011	2012	2013
	(Dollars in thousands)
Securitization No. 2	500,000	Mar-06	Mar-11	5.07	Jun-07	(2,687)	—	(122)	—	—	—
Securitization No. 2	200,000	Jan-07	Aug-12	5.06	Jun-07	(1,850)	—	(333)	(190)	—	—
Securitization No. 2	410,000	Feb-07	Apr-17	5.14	Jun-07	(3,119)	(666)	(353)	(341)	(303)	(256)
Term Financing No. 1	150,000	Jul-07	Dec-17	5.14	Mar-08	15,281	4,520	1,779	1,740	1,446	1,300
Term Financing No. 1	440,000	Jun-07	Feb-13	4.88	Partial -Mar-08 Full – Jun-08	26,281	—	5,185	4,771	384	—
Term Financing No. 1	248,000	Aug-07	May-13	5.33	Jun-08	9,888	—	1,620	1,349	722	—
Term Financing No. 1	710,068	Jun-08	May-13	4.04	De-designated - Mar-12 Terminated - Apr-12	19,026	—	—	13,331	5,695	—
Term Financing No. 1	491,718	May-13	May-15	5.31	De-designated - Mar-12 Terminated - Apr-12	31,403	19,254	—	—	12,148	14,855
Senior Notes due 2018	360,000	Jan-08	Feb-19	5.16	Partial - Jun-08 Full – Oct-08	23,077	7,023	1,328	645	1,173	1,570
ECA Term Financing for New A330 Aircraft	231,000	Apr-10	Oct-15	5.17	Partial - Jun-08 Full – Dec-08	15,310	1,729	2,538	3,602	3,863	727
ECA Term Financing for New A330 Aircraft	238,000	Jan-11	Apr-16	5.23	Dec-08	19,430	6,702	4,508	3,755	3,468	3,171
ECA Term Financing for New A330 Aircraft	238,000	Jul-11	Sep-16	5.27	Dec-08	17,254	4,858	6,928	2,014	2,170	1,984
Total						$169,294	$43,420	$23,078	$30,676	$30,766	$23,351

For the year ended December 31, 2013, the amount of deferred net loss (including $2.0 million of accelerated amortization driven by aircraft sales in 2013) reclassified from OCI into interest expense related to our terminated interest rate derivatives was $30.8 million. The amount of deferred net loss expected to be reclassified from OCI into interest expense over the next 12 months related to our terminated interest rate derivatives is $23.4 million, of which $14.9 million relates to Term Financing No. 1 interest rate derivatives terminated in 2012, $5.9 million relates to ECA Term Financings for New A330 Aircraft, $1.3 million relates to other financings and $1.3 million relates to Term Financing No. 1 derivatives terminated in 2008.

For the year ended December 31, 2013, the amount of effective deferred loss reclassified from OCI into interest expense related to our undesignated active interest rate derivative was $2.5 million (including $0.9 million of accelerated amortization). The amount of effective deferred loss expected to be reclassified from OCI into interest expense over the next 12 months related to our undesignated active interest rate derivative under our Securitization No. 1 is $1.3 million.
The following table summarizes amounts charged directly to the consolidated statement of income for the years ended December 31, 2011, 2012, and 2013 related to our interest rate derivative contracts:

	Year Ended December 31,
	2011	2012	2013
	(Dollars in thousands)
Interest Expense:
Hedge ineffectiveness losses (gains)	$(101)	$2,893	$371
Amortization:
Accelerated amortization of deferred losses(1)	8,508	—	2,931
Amortization of loss of designated interest rate derivative	—	101	1,590
Amortization of deferred losses	14,570	30,676	28,744
Total Amortization	23,078	30,777	33,265
Total charged to interest expense	$22,977	$33,670	$33,636

Other Income (Expense):
Mark to market gains (losses) on undesignated interest rate derivatives	$(848)	$597	$4,754
Total charged to other income (expense)	$(848)	$597	$4,754
 _____________

(1)
For the year ended December 31, 2011, includes accelerated amortization of deferred hedge losses in the amount of $8,501 related to three aircraft sold in 2011. For the year ended December 31, 2013, includes accelerated amortization of deferred hedge losses related to two aircraft sold in June 2013

Inflation
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
The table below shows the reconciliation of net income to EBITDA for the years ended December 31, 2011, 2012 and 2013, respectively.

	Year Ended December 31,
	2011	2012	2013
	(Dollars in thousands)
Net income	$124,270	$32,868	$29,781
Depreciation	242,103	269,920	284,924
Amortization of net lease discounts and lease incentives	16,445	12,844	32,411
Interest, net	204,150	222,808	243,757
Income tax provision	7,832	7,845	9,215
EBITDA	$594,800	$546,285	$600,088
Adjustments:
Impairment of Aircraft	6,436	96,454	117,306
Non-cash share based payment expense	5,786	4,232	4,569
Loss (gain) on mark to market of interest rate derivative contracts	848	(597)	(4,754)
Contract termination expense	—	1,248	—
Adjusted EBITDA	$607,870	$647,622	$717,209

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
The table below shows the reconciliation of net income to ANI for the years ended December 31, 2011, 2012 and 2013, respectively.

	Year Ended December 31,
	2011	2012	2013
	(Dollars in thousands)
Net income	$124,270	$32,868	$29,781
Loan termination fee(1)	—	—	2,954
Ineffective portion and termination of cash flow hedges(1)	8,407	2,893	2,393
Loss (gain) on mark to market of interest rate derivative contracts(2)	848	(597)	(4,754)
Loan termination payment(1)	3,196	—	—
Write-off of deferred financing fees(1)	2,456	3,034	3,975
Stock compensation expense(3)	5,786	4,232	4,569
Term Financing No. 1 hedge loss amortization charges(1)	—	13,331	17,843
Securitization No. 1 hedge loss amortization charges(1)		—	2,499
Contract termination expense	—	1,248	—
Adjusted net income	$144,963	$57,009	$59,260
 ______________

(1)	Included in Interest, net.

(2)	Included in Other income (expense).

(3)	Included in Selling, general and administrative expenses.

	Year Ended December 31,
Weighted-average shares:	2011	2012	2013
Common shares outstanding	74,686,150	70,716,963	73,652,996
Restricted common shares	956,433	587,813	593,616
Total weighted-average shares	75,642,583	71,304,776	74,246,612

	Year Ended December 31,
Percentage of weighted-average shares:	2011	2012	2013
Common shares outstanding	98.74%	99.18%	99.20%
Restricted common shares(a)	1.26%	0.82%	0.80%
Total	100.00%	100.00%	100.00%

	Year Ended December 31,
	2011	2012	2013
Weighted-average common shares outstanding — Basic and Diluted(b)	74,686,150	70,716,963	73,652,996

	Year Ended December 31,
Adjusted net income allocation:	2011	2012	2013
	(Dollars in thousands, except per share amounts)
Adjusted net income	$144,963	$57,009	$59,260
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(1,833)	(470)	(474)
Adjusted net income allocable to common shares — Basic and Diluted	$143,130	$56,539	$58,786
Adjusted net income per common share — Basic	$1.92	$0.80	$0.80
Adjusted net income per common share — Diluted	$1.92	$0.80	$0.80
 ____________

(a)
For the years ended December 31, 2011, 2012 and 2013, distributed and undistributed earnings to restricted shares is 1.26%, 0.82% and 0.80%, respectively, of net income. The amount of restricted share forfeitures for all periods presented is immaterial to the allocation of distributed and undistributed earnings.

(b)	For the years ended December 31, 2011, 2012 and 2013, we have no dilutive shares.

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

•	the cash portion of income tax (benefit) provision generally represents charges (gains), which may significantly affect our financial results;

•	elements of our interest rate derivative accounting may be used to evaluate the effectiveness of our hedging policy;

•	hedge loss amortization charges related to Term Financing No. 1 and Securitization No. 1; and

•	adjustments required in calculating covenant ratios and compliance as that term is defined in the indenture governing our senior unsecured notes.
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
A hypothetical 100-basis point increase/decrease in our variable interest rates would increase/decrease the minimum contracted rentals on our portfolio as of December 31, 2013 by $3.2 million and $1.0 million, respectively, over the next twelve months. As of December 31, 2013, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $0.1 million and $0.1 million, respectively, net of amounts received from our interest rate derivatives, over the next twelve months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and notes thereto, referred to in Item 15(A)(1) of this Form 10-K, are filed as part of this report and appear in this Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES.
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2013. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.
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
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013. The assessment was based on criteria established in the framework Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission (1992 framework) (the COSO criteria). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2013.
Ernst & Young LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, audited the effectiveness of our controls over financial reporting as of December 31, 2013. Ernst & Young LLP has issued its report which is included below.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Aircastle Limited
We have audited Aircastle Limited and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Aircastle Limited and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Aircastle Limited and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aircastle Limited and subsidiaries as of December 31, 2012 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of Aircastle Limited and subsidiaries and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
February 25, 2014

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The name, age and background of each of our directors nominated for election will be contained under the caption “Election of Directors” in our Proxy Statement for our 2014 Annual General Meeting of Shareholders. The identification of our Audit Committee and our Audit Committee financial experts will be contained in our Proxy Statement for our 2014 Annual General Meeting of Shareholders under the captions “CORPORATE GOVERNANCE — Committees of the Board of Directors — The Audit Committee.” Information regarding our Code of Business Ethics and Conduct, any material amendments thereto and any related waivers will be contained in our Proxy Statement for our 2014 Annual General Meeting of Shareholders under the captions “CORPORATE GOVERNANCE — Code of Business Conduct and Ethics.” All of the foregoing information is incorporated herein by reference. The Code of Business Conduct and Ethics is posted on Aircastle’s Website at www.aircastle.com under Investors — Corporate Governance. Pursuant to Item 401(b) of Regulation S-K, the requisite information pertaining to our executive officers is reported immediately following Item 4 of Part I of this report.
Information on compliance with Section 16(a) of the Exchange Act will be contained in our Proxy Statement for our 2014 Annual General Meeting of Shareholders under the captions “OWNERSHIP OF AYR COMMON SHARES — Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
Information on compensation of our directors and certain named executive officers will be contained in our Proxy Statement for our 2014 Annual General Meeting of Shareholders under the captions “Directors’ Compensation” and “EXECUTIVE COMPENSATION,” respectively, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information on the number of shares of Aircastle’s common shares beneficially owned by each director, each named executive officer and by all directors and executive officers as a group will be contained under the captions “OWNERSHIP OF THE COMPANY’S COMMON SHARES — Security Ownership by Management” and information on each beneficial owner of more than 5% of Aircastle’s common shares is contained under the captions “OWNERSHIP OF THE COMPANY’S COMMON SHARES — Security Ownership of Certain Beneficial Owners” in our Proxy Statement for our 2014 Annual General Meeting of Shareholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information relating to certain transactions between Aircastle and its affiliates and certain other persons will be set forth under the caption “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS” in our Proxy Statement for our 2014 Annual General Meeting of Shareholders and is incorporated herein by reference.
Information relating to director independence will be set forth under the caption “PROPOSAL NUMBER ONE — ELECTION OF DIRECTORS — Director Independence” in our Proxy Statement for our 2014 Annual General Meeting of Shareholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information relating to audit fees, audit-related fees, tax fees and all other fees billed in fiscal 2013 and by Ernst & Young LLP, for services rendered to Aircastle is set forth under the caption “INDEPENDENT AUDITOR FEES” in the Proxy Statement for our 2014 Annual General Meeting of Shareholders and is incorporated herein by reference. In addition, information relating to the pre-approval policies and procedures of the Audit Committee is set forth under the caption “INDEPENDENT AUDITOR FEES — Pre-Approval Policies and Procedures” in our Proxy Statement for our 2013 Annual General Meeting of Shareholders and is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)	1.	Consolidated Financial Statements.
		The following is a list of the “Consolidated Financial Statements” of Aircastle Limited and its subsidiaries included in this Annual Report on Form 10-K, which are filed herewith pursuant to Item 8:
		Report of Independent Registered Public Accounting Firm.
		Consolidated Balance Sheets as of December 31, 2012 and December 31, 2013.
		Consolidated Statements of Income for the years ended December 31, 2011, December 31, 2012 and December 31, 2013.
		Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, December 31, 2012 and December 31, 2013.
		Consolidated Statements of Cash Flows for the years ended December 31, 2011, December 31, 2012 and December 31, 2013.
		Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2011, December 31, 2012 and December 31, 2013.
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

2.1
Transaction Agreement, dated as of June 6, 2013, by and between Marubeni Corporation and Aircastle Limited (incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K filed with the SEC on June 6, 2013).

3.1	Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Amendment No. 2) (No. 333-134669) filed on July 25, 2006).

3.2	Amended Bye-laws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-3 (No. 333-182242) filed on June 20, 2012).

4.1	Specimen Share Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Amendment No. 2) (No. 333-134669) filed on July 25, 2006).

4.2
Indenture, dated as of July 30, 2010, by and among Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K filed with the SEC on August 4, 2010).

4.3
First Supplemental Indenture, dated as of December 9, 2011, by and among Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K filed with the SEC on December 12, 2011).

4.4
Indenture, dated as of April 4, 2012, by and among Aircastle Limited and Wells Fargo Bank, National Association as trustee (incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K filed with the SEC on April 4, 2012).

4.5
Indenture, dated as of November 30, 2012, by and among Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K filed with the SEC on November 30, 2012).

4.6
Shareholder Agreement, dated as of June 6, 2013, by and between Aircastle Limited and Marubeni Corporation (incorporated by reference to Exhibit 4.1 to the company's current report on Form 8-K filed with the SEC on June 6, 2013).

4.7
Indenture, dated as of December 5, 2013, by and among Aircastle Limited and Citigroup Global Markets, Inc., Goldman, Sachs & Co., J.P. Morgan Securities LLC and RBC Capital Markets, LLC (incorporated by reference to Exhibit 4.1 to the company's current report on Form 8-K filed with the SEC on December 5, 2013).

4.8
First Supplemental Indenture, dated as of December 5, 2013, by and among Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's current report on Form 8-K filed with the SEC on December 5, 2013).

10.1	Form of Restricted Share Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (No. 333-134669) filed on June 2, 2006). #

10.2	Form of Amended Restricted Share Grant Letter (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on form 10-K filed March 5, 2010). #

10.3
Form of Amended Restricted Share Agreement for Certain Executive Officers under the Amended and Restated Aircastle Limited 2005 Equity and Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K filed on March 10, 2011). #

10.4	Form of Amended International Restricted Share Grant Letter (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on form 10-K filed March 5, 2010). #

10.5
Letter Agreement, dated February 3, 2005, between Aircastle Limited and David Walton (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (No. 333-134669) filed on June 2, 2006). #

10.6
Letter Agreement, dated February 24, 2006, between Aircastle Advisor LLC and Joseph Schreiner (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (No. 333-134669) filed on June 2, 2006). #

Exhibit No.	Description of Exhibit

10.7
Letter Agreement, dated April 29, 2005, between Aircastle Advisor LLC and Jonathan Lang (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (No. 333-134669) filed on June 2, 2006). #

10.8
Letter Agreement, dated March 8, 2006 between Aircastle Advisor LLC and Jonathan M. Lang (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (No. 333-134669) filed on June 2, 2006). #

10.9
Trust Indenture, dated as of June 15, 2006, among ACS Aircraft Finance Bermuda Limited, as Issuer, ACS Aircraft Finance Ireland PLC, as Guarantor, Deutsche Bank Trust Company Americas, in its capacity as the Cash Manager, Deutsche Bank Trust Company Americas, in its capacity as the person accepting appointment as the Trustee under the Indenture, CALYON, Financial Guaranty Insurance Company and Deutsche Bank Trust Company Americas, in its capacity as the Drawing Agent (incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-1 (Amendment No. 2) (No. 333-134669) filed on July 25, 2006).

10.10
Trust Indenture, dated as of June 15, 2006, among ACS Aircraft Finance Ireland PLC, as Issuer, ACS Aircraft Finance Bermuda Limited, as Guarantor, Deutsche Bank Trust Company Americas, in its capacity as the Cash Manager, Deutsche Bank Trust Company Americas, in its capacity as the person accepting appointment as the Trustee under the Indenture, CALYON, Financial Guaranty Insurance Company and Deutsche Bank Trust Company Americas, in its capacity as the Drawing Agent (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-1 (Amendment No. 2) (No. 333-134669) filed on July 25, 2006).

10.11
Amended and Restated Aircastle Limited 2005 Equity and Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-1 (Amendment No. 2) (No. 333-134669) filed on July 25, 2006). #

10.12
Trust Indenture, dated as of June 8, 2007, among ACS 2007-1 Limited, as Issuer, ACS Aircraft Finance Ireland 2 Limited, as Guarantor, Deutsche Bank Trust Company Americas, in its capacity as the Cash Manager, Deutsche Bank Trust Company Americas, in its capacity as the person accepting appointment as the Trustee under the Indenture, HSH Nordbank AG, New York Branch, Financial Guaranty Insurance Company and Deutsche Bank Trust Company Americas, in its capacity as the Drawing Agent (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on June 12, 2007).

10.13
Trust Indenture, dated as of June 8, 2007, among ACS Aircraft Finance Ireland 2 Limited, as Issuer, ACS 2007-1 Limited, as Guarantor, Deutsche Bank Trust Company Americas, in its capacity as the Cash Manager, Deutsche Bank Trust Company Americas, in its capacity as the person accepting appointment as the Trustee under the Indenture, HSH Nordbank AG, New York Branch, Financial Guaranty Insurance Company and Deutsche Bank Trust Company Americas, in its capacity as the Drawing Agent (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed with the SEC on June 12, 2007).

10.14
Acquisition Agreement, dated as of June 20, 2007, by and between AYR Freighter LLC and Airbus SAS (incorporated by reference to Exhibit 10.43 to the Company's quarterly report on Form 10-Q filed with the SEC on August 14, 2007).

10.15
Amendment No. 1 to the Acquisition Agreement, dated as of June 20, 2007, by and between AYR Freighter LLC and Airbus SAS (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed on March 5, 2010). Ø

10.16
Amendment No. 2 to the Acquisition Agreement, dated as of June 20, 2007, by and between AYR Freighter LLC and Airbus SAS (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K filed on March 5, 2010). Ø

10.17
Amendment No. 3 to the Acquisition Agreement, dated as of June 20, 2007, by and between AYR Freighter LLC and Airbus SAS (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K filed on March 5, 2010).

10.18
Amendment No. 4 to the Acquisition Agreement, dated as of June 20, 2007, by and between AYR Freighter LLC and Airbus SAS (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed on March 5, 2010).

Exhibit No.	Description of Exhibit

10.19
Amendment No. 5 to the Acquisition Agreement, dated as of June 20, 2007, by and between AYR Freighter LLC and Airbus SAS (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed on March 5, 2010).

10.20
Amendment No. 6 to the Acquisition Agreement, dated as of June 20, 2007, by and between AYR Freighter LLC and Airbus SAS (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K filed on March 5, 2010).

10.21
Amendment No. 7 to the Acquisition Agreement, dated as of June 20, 2007, by and between AYR Freighter LLC and Airbus SAS (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K filed on March 5, 2010).

10.22
Amendment No. 8 to the Acquisition Agreement, dated as of June 20, 2007, by and between AYR Freighter LLC and Airbus SAS (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K filed on March 5, 2010).

10.23
Amendment No. 9 to the Acquisition Agreement, dated as of June 20, 2007, by and between AYR Freighter LLC and Airbus SAS (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed with the SEC on August 10, 2010).

10.24
Form of Lease Agreement, dated as of December 16, 2009, between Wells Fargo Bank Northwest, National Association, a national banking association, not in its individual capacity but solely as Owner Trustee, as Lessor and South African Airways (Pty) Ltd., as Lessee (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K filed on March 5, 2010).

10.25
Amendment No. 1 to Form of Lease Agreement, dated as of December 16, 2009, between Wells Fargo Bank Northwest, National Association, a national banking association, not in its individual capacity but solely as Owner Trustee, as Lessor and South African Airways (Pty) Ltd., as Lessee (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q filed with the SEC on August 10, 2010).

10.26
Form of Lease Novation Agreement, dated as of December 15, 2010, by and among Wells Fargo Bank Northwest, National Association, a US national banking association, not in its individual capacity but solely as Owner Trustee, as Existing Lessor, South African Airways (Pty) Ltd., as Lessee, and the New Lessor (as defined therein) (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K filed with the SEC on March 10, 2011).

10.27
Letter Agreement, dated July 13, 2010, between Aircastle Advisor LLC and Ron Wainshal (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on July 15, 2010). #

10.28	Form of Senior Executive Employment Agreement (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed with the SEC on December 8, 2010). #

10.29
Form of Amended and Restated Indemnification Agreement with directors and officers (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed with the SEC on November 8, 2011).

10.30
Registration Rights Agreement, dated as of December 14, 2011, by and among Aircastle Limited and Citigroup Global Markets Inc. as Initial Purchaser named therein (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on December 15, 2011).

10.31
Separation Agreement, dated January 22, 2012, among Aircastle Advisor LLC and J. Robert Peart (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on January 23, 2012).

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

Exhibit No.	Description of Exhibit

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

10.36
Amended and Restated Credit Agreement, dated as of August 2, 2013, by and among Aircastle Limited, the several lenders from time to time parties thereto, and Citibank N.A., in its capacity as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on October 31, 2013).

12.1	Computation of Ratio of Earnings to Fixed Charges *

21.1	Subsidiaries of the Registrant *

23.1	Consent of Ernst & Young LLP *

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 *

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

99.1	Owned Aircraft Portfolio at December 31, 2013 *

101
The following materials from the Company's annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2013, (ii) Consolidated Statements of Income for the years ended December 31, 2011, December 31, 2012 and December 31, 2013, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, December 31, 2012 and December 31, 2013, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, December 31, 2012 and December 31, 2013, (v) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2011, December 31, 2012 and December 31, 2013 and (vi) Notes to Consolidated Financial Statements *

_____________

#    Management contract or compensatory plan or arrangement.
*    Filed herewith.
Ø    Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Aircastle Limited
We have audited the accompanying consolidated balance sheets of Aircastle Limited and subsidiaries as of December 31, 2012 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aircastle Limited and subsidiaries at December 31, 2012 and 2013 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aircastle Limited and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
February 25, 2014

Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,
	2012	2013
ASSETS
Cash and cash equivalents	$618,217	$654,613
Accounts receivable	5,625	2,825
Restricted cash and cash equivalents	111,942	122,773
Restricted liquidity facility collateral	107,000	107,000
Flight equipment held for lease, net of accumulated depreciation of $1,305,064 and $1,430,325	4,662,661	5,044,410
Net investment in finance leases	119,951	145,173
Unconsolidated equity method investment	—	21,123
Aircraft purchase deposits	131	10,000
Other assets	186,633	143,976
Total assets	$5,812,160	$6,251,893

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings (including borrowings of ACS Ireland VIEs of $207,926 and $152,545, respectively)	$1,848,034	$1,586,835
Borrowings from unsecured financings	1,750,642	2,150,527
Accounts payable, accrued expenses and other liabilities	108,593	111,661
Lease rentals received in advance	53,189	49,235
Liquidity facility	107,000	107,000
Security deposits	87,707	118,804
Maintenance payments	379,391	442,432
Fair value of derivative liabilities	61,978	39,992
Total liabilities	4,396,534	4,606,486

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 250,000,000 shares authorized, 68,639,729 shares issued and outstanding at December 31, 2012; and 80,806,975 shares issued and outstanding at December 31, 2013	686	808
Additional paid-in capital	1,360,555	1,562,106
Retained earnings	180,675	158,398
Accumulated other comprehensive loss	(126,290)	(75,905)
Total shareholders’ equity	1,415,626	1,645,407
Total liabilities and shareholders’ equity	$5,812,160	$6,251,893
The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2011	2012	2013
Revenues:
Lease rental revenue	$580,209	$623,503	$644,929
Finance lease revenue	—	8,393	16,165
Amortization of net lease discounts and lease incentives	(16,445)	(12,844)	(32,411)
Maintenance revenue	36,954	53,320	68,342
Total lease rentals	600,718	672,372	697,025
Other revenue	4,479	14,200	11,620
Total revenues	605,197	686,572	708,645

Expenses:
Depreciation	242,103	269,920	284,924
Interest, net	204,150	222,808	243,757
Selling, general and administrative (including non-cash share based payment expense of $5,786, $4,232 and $4,569, respectively)	45,953	48,370	53,436
Impairment of aircraft	6,436	96,454	117,306
Maintenance and other costs	13,277	14,656	13,631
Total expenses	511,919	652,208	713,054

Other income (expense):
Gain on sale of flight equipment	39,092	5,747	37,220
Other	(268)	602	6,132
Total other income (expense)	38,824	6,349	43,352

Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	132,102	40,713	38,943
Income tax provision	7,832	7,845	9,215
Earnings of unconsolidated equity method investment, net of tax	—	—	53
Net income	$124,270	$32,868	$29,781

Earnings per common share — Basic:
Net income per share	$1.64	$0.46	$0.40

Earnings per common share — Diluted:
Net income per share	$1.64	$0.46	$0.40

Dividends declared per share	$0.500	$0.615	$0.695

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Year Ended December 31,
	2011	2012	2013
Net income	$124,270	$32,868	$29,781
Other comprehensive income, net of tax:
Net change in fair value of derivatives, net of tax expense of $857, $586 and $482, respectively	37,461	30,614	17,120
Net derivative loss reclassified into earnings	23,078	30,777	33,265
Other comprehensive income	60,539	61,391	50,385
Total comprehensive income	$184,809	$94,259	$80,166

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2011	2012	2013
Cash flows from operating activities:
Net income	$124,270	$32,868	$29,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	242,103	269,920	284,924
Amortization of deferred financing costs	15,271	12,449	14,719
Amortization of net lease discounts and lease incentives	16,445	12,844	32,411
Deferred income taxes	5,615	6,828	4,416
Non-cash share based payment expense	5,786	4,232	4,569
Net derivative loss reclassified into earnings	23,078	30,777	33,265
Ineffective portion of cash flow hedges	(101)	2,893	371
Security deposits and maintenance payments included in earnings	(35,500)	(54,180)	(60,112)
Gain on the sale of flight equipment	(39,092)	(5,747)	(37,220)
Impairment of aircraft	6,436	96,454	117,306
Earnings of unconsolidated equity method investment, net of tax	—	—	(53)
Other	742	(2,218)	(5,641)
Changes on certain assets and liabilities:
Accounts receivable	(4,818)	(2,530)	3,397
Restricted cash and cash equivalents related to operating activities	4,418	—	—
Other assets	(2,675)	919	1,164
Accounts payable, accrued expenses and other liabilities	(1,848)	17,732	3,016
Lease rentals received in advance	(753)	4,036	(2,276)
Net cash provided by operating activities	359,377	427,277	424,037
Cash flows from investing activities:
Acquisition and improvement of flight equipment	(776,750)	(693,227)	(1,263,706)
Proceeds from sale of flight equipment	489,196	61,489	568,045
Restricted cash and cash equivalents related to sale of flight equipment	(35,762)	35,762	—
Aircraft purchase deposits and progress payments, net of returned deposits and aircraft sales deposits	(122,069)	(20,553)	(6,094)
Net investment in finance leases	—	(91,500)	(11,595)
Collections on finance leases	—	3,852	9,508
Unconsolidated equity method investment and associated costs	—	—	(20,189)
Purchase of debt investment	—	(43,626)	—
Principal repayments on debt investment	—	6,585	42,001
Other	(35)	(691)	(903)
Net cash used in investing activities	(445,420)	(741,909)	(682,933)
Cash flows from financing activities:
Issuance of shares net of repurchases	(91,610)	(44,180)	197,437
Proceeds from notes and term debt financings	669,047	1,459,690	563,230
Securitization and term debt financing repayments	(390,945)	(847,415)	(510,162)
Deferred financing costs	(20,179)	(31,691)	(10,865)
Restricted secured liquidity facility collateral	(35,000)	3,000	—
Secured liquidity facility collateral	35,000	(3,000)	—
Restricted cash and cash equivalents related to security deposits and maintenance payments	(25,056)	99,748	(10,831)
Security deposits received	20,574	17,453	20,889
Security deposits returned	(7,914)	(6,152)	(5,104)
Maintenance payments received	122,050	142,122	179,789
Maintenance payments returned	(89,300)	(57,822)	(77,033)
Payments for terminated cash flow hedges and payment for option	—	(50,757)	—
Dividends paid	(45,059)	(43,669)	(52,058)
Net cash provided by financing activities	141,608	637,327	295,292
Net increase in cash and cash equivalents	55,565	322,695	36,396
Cash and cash equivalents at beginning of year	239,957	295,522	618,217
Cash and cash equivalents at end of year	$295,522	$618,217	$654,613
Supplemental disclosures of cash flow information:
Cash paid during the year for interest, net of capitalized interest	$162,938	$167,069	$195,350
Cash paid during the year for income taxes	$2,054	$2,468	$487
Supplemental disclosures of non-cash investing activities:
Security deposits, maintenance liabilities and other liabilities settled in sale of flight equipment	$21,585	$4,135	$58,862
Advance lease rentals, security deposits and maintenance reserves assumed in asset acquisitions	$5,666	$24,261	$88,882
Term debt financings assumed in asset acquisitions	$—	$—	$84,721

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share amounts)

			Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Common Shares
	Shares	Amount
Balance, December 31, 2010	79,640,285	$796	$1,485,841	$104,301	$(248,220)	$1,342,718
Issuance of common shares to directors and employees	330,382	3	(3)	—	—	—
Repurchase of common shares from directors and employees	(7,712,195)	(76)	(91,534)	—	—	(91,610)
Amortization of share based payments	—	—	5,786	—	—	5,786
Dividends declared	—	—	—	(37,095)	—	(37,095)
Net income	—	—	—	124,270	—	124,270
Net change in fair value of derivatives, net of $857 tax expense	—	—	—	—	37,461	37,461
Net derivative loss reclassified into earnings	—	—	—	—	23,078	23,078
Balance, December 31, 2011	72,258,472	723	1,400,090	191,476	(187,681)	1,404,608
Issuance of common shares to directors and employees	270,412	2	(2)	—	—	—
Repurchase of common shares from stockholders, directors and employees	(3,889,155)	(39)	(44,141)	—	—	(44,180)
Amortization of share based payments	—	—	4,232	—	—	4,232
Excess tax benefit from stock based compensation	—	—	376	—	—	376
Dividends declared	—	—	—	(43,669)	—	(43,669)
Net income	—	—	—	32,868	—	32,868
Net change in fair value of derivatives, net of $586 tax expense	—	—	—	—	30,614	30,614
Net derivative loss reclassified into earnings	—	—	—	—	30,777	30,777
Balance, December 31, 2012	68,639,729	686	1,360,555	180,675	(126,290)	1,415,626
Issuance of common shares to stockholders, directors and employees	12,796,051	128	205,130	—	—	205,258
Repurchase of common shares from stockholders, directors and employees	(628,805)	(6)	(7,815)	—	—	(7,821)
Amortization of share based payments	—	—	4,569	—	—	4,569
Excess tax benefit from stock based compensation	—	—	(333)	—	—	(333)
Dividends declared	—	—	—	(52,058)	—	(52,058)
Net income	—	—	—	29,781	—	29,781
Net change in fair value of derivatives, net of $482 tax expense	—	—	—	—	17,120	17,120
Net derivative loss reclassified into earnings	—	—	—	—	33,265	33,265
Balance, December 31, 2013	80,806,975	$808	$1,562,106	$158,398	$(75,905)	$1,645,407

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 1. Summary of Significant Accounting Policies
Organization and Basis of Presentation
Aircastle Limited (“Aircastle,” the “Company,” “we,” “us” or “our”) is a Bermuda exempted company that was incorporated on October 29, 2004 under the provisions of Section 14 of the Companies Act of 1981 of Bermuda. Aircastle’s business is investing in aviation assets, including acquiring, leasing, managing and selling high-utility commercial jet aircraft. From time to time, we also make investments in other aviation assets, including debt investments secured by commercial jet aircraft.
Aircastle is a holding company that conducts its business through subsidiaries. Aircastle directly or indirectly owns all of the outstanding common shares of its subsidiaries. The consolidated financial statements presented are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). We operate in one segment.
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure since the balance sheet date of December 31, 2013 through the date on which the consolidated financial statements included in this Form 10-K were issued.
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
Effective January 1, 2013, the Company adopted ASU 2011-11 (“ASU 2011-11”) Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities. This ASU requires that companies disclose information to enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on its financial position. ASU 2011-11 is effective for interim and annual reporting periods beginning on or after January 1, 2013 and should be applied retrospectively for all periods presented on the balance sheet. The adoption of ASU 2011-11 did not have a material impact on the Company's consolidated financial statements.
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
Virtually all of our cash and cash equivalents and restricted cash and cash equivalents are held by six major financial institutions.
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
Net Investment in Finance Leases
If a lease meets specific criteria at the inception of a new lease or at any lease modification date, we recognize the lease as a Net investment in finance leases on our Consolidated Balance Sheets. The Net investment in finance leases consists of lease receivables, less the unearned income, plus the estimated unguaranteed residual value of the leased flight equipment at the lease end date. The unearned income is recognized as Finance lease revenue in our Consolidated Statements of Income over the lease term in a manner that produces a constant rate of return on the Net investment in finance lease.
Collectability of finance leases is evaluated periodically on an individual customer level. The evaluation of the collectability of the finance leases considers the credit of the lessee and the value of the underlying aircraft. An allowance for credit losses is established if there is evidence that we will be unable to collect all amounts due according to the original contractual terms of the Net investment in finance leases. At December 31, 2013, we had no allowance for credit losses for our Net investment in finance leases.
Unconsolidated Equity Method Investment
Aircastle accounts for its interest in an unconsolidated joint venture using the equity method as we do not control the joint venture entity. Under the equity method, the investment is initially recorded at cost and the carrying amount is affected by its share of the unconsolidated joint venture's undistributed earnings and losses, and distributions of dividends and capital.
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
Maintenance Payments
Typically, under an operating lease, the lessee is responsible for performing all maintenance but might be required to make payments to us for heavy maintenance, overhaul or replacement of certain high-value components of the aircraft. These maintenance payments are based on hours or cycles of utilization or on calendar time, depending upon the component, and are required to be made monthly in arrears or at the end of the lease term. Whether to permit a lessee to make maintenance payments at the end of the lease term, rather than requiring such payments to be made monthly, depends on a variety of factors, including the creditworthiness of the lessee, the level of security deposit which may be provided by the lessee and market conditions at the time we enter into the lease. If a lease requires monthly maintenance payments, we would typically be obligated to reimburse the lessee for costs they incur for heavy maintenance, overhaul or replacement of certain high-value components to the extent of maintenance payments received in respect of the specific maintenance event, usually shortly following completion of the relevant work. If a lease requires end of lease term maintenance payments, typically the lessee would be required to pay us for its utilization of the aircraft during the lease; however, in some cases, we may owe a net payment to the lessee in the event heavy maintenance is performed and paid for by the lessee during the lease term and the aircraft is returned to us in better condition that at lease inception.
We record monthly maintenance payments by the lessee as accrued maintenance payments liabilities in recognition of our contractual commitment to refund such receipts. In these contracts, we do not recognize such maintenance payments as maintenance revenue during the lease. Reimbursements to the lessee upon the receipt of evidence of qualifying maintenance work are charged against the existing accrued maintenance payments liability. We currently defer maintenance revenue recognition of all monthly maintenance payments collected until the end of the lease, when we are able to determine the amount, if any, by which the monthly maintenance payments payments received from a lessee exceed costs to be incurred by that lessee in performing heavy maintenance. End of lease term maintenance payments made to us are recognized as maintenance revenue, and end of lease term maintenance payments we make to a lessee are recorded as contra maintenance revenue.
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
At inception of an interest rate derivative designated as a cash flow hedge, we establish the method we will use to assess effectiveness and the method we will use to measure any ineffectiveness. We have one hedge designated using the “change in variable cash flows method” for both. This method involves a comparison of the present value of the cumulative change in the expected future cash flows on the variable leg of the interest rate derivative against the present value of the cumulative change in the expected future interest cash flows on the variable-rate debt. When the change in the interest rate derivative’s variable leg exceeds the change in the debt’s variable-rate interest cash flows, the calculated ineffectiveness is recorded in interest expense on our consolidated statement of income. Effectiveness is assessed by dividing the change in the interest rate derivative variable leg by the change in the debt’s variable-rate interest cash flows.
We have five hedges which are designated using the “hypothetical derivative method” for assessment of effectiveness and calculation of ineffectiveness. The hypothetical derivative method involves a comparison of the change in the fair value of the interest rate derivative to the change in the fair value of a hypothetical interest rate derivative with critical terms that reflect the hedged variable-rate debt. The effectiveness of these relationships is assessed by regressing historical changes in the interest rate derivative against historical changes in the hypothetical interest rate derivative. When the change in the interest rate derivative exceeds the change in the hypothetical interest rate derivative, the calculated ineffectiveness is recorded in interest expense on our consolidated statement of income.
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
Comprehensive Income
Comprehensive income consists of net income and other gains and losses, net of income taxes, if any, affecting shareholders’ equity that, under US GAAP, are excluded from net income. At December 31, 2012 and 2013, such amount consists of the effective portion of fluctuations in the fair value of derivatives designated as cash flow hedges.
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
The following tables set forth our financial assets and liabilities as of December 31, 2012 and 2013 that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value as of December 31, 2012	Fair Value Measurements at December 31, 2012 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3	Valuation Technique
Assets:
Cash and cash equivalents	$618,217	$618,217	$—	$—	Market
Restricted cash and cash equivalents	111,942	111,942	—	—	Market
Debt investments	40,388	—	—	40,388	Income
Total	$770,547	$730,159	$—	$40,388

Liabilities:
Derivative liabilities	$61,978	$—	$61,978	$—	Income

	Fair Value as of December 31, 2013	Fair Value Measurements at December 31, 2013 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3	Valuation Technique
Assets:
Cash and cash equivalents	$654,613	$654,613	$—	$—	Market
Restricted cash and cash equivalents	122,773	122,773	—	—	Market
Total	$777,386	$777,386	$—	$—

Liabilities
Derivative liabilities	$39,992	$—	$39,992	$—	Income

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

The following table reflects the activity for the classes of our assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2012 and 2013:

Assets
Debt Investments
Balance as of December 31, 2011	$—
Purchases	43,626
Total gains/(losses), net:
Included in other revenue	3,347
Settlements	(6,585)
Balance as of December 31, 2012	40,388
Total gains/(losses), net:
Included in other revenue	1,613
Settlements	(42,001)
Balance as of December 31, 2013	—

Liabilities
Derivative Liabilities
Balance as of December 31, 2011	$(56,229)
Total gains/(losses), net:
Included in other income (expense)	599
Included in interest expense	73
Included in other comprehensive income	4,800
Settlements	50,757
Balance as of December 31, 2012	—
Total gains/(losses), net:
Included in other income (expense)	—
Included in interest expense	—
Included in other comprehensive income	—
Settlements	—
Balance as of December 31, 2013	$—

For the year ended December 31, 2012, we had no transfers into or out of Level 3, however we did terminate all Level 3 interest rate derivatives during the second quarter of 2012. For the year ended December 31, 2013, we had no transfers into or out of Level 3; however in 2013, we settled the debt investment during the first quarter of 2013.
We measure the fair value of certain assets and liabilities on a non-recurring basis, when US GAAP requires the application of fair value, including events or changes in circumstances that indicate that the carrying amounts of assets may not be recoverable. Assets subject to these measurements include our investment in an unconsolidated joint venture and aircraft. We account for our investment in an unconsolidated joint venture under the equity method of accounting and record impairment when its fair value is less than its carrying value. We record aircraft at fair value when we determine the carrying value may not be recoverable. Fair value measurements for aircraft in impairment tests are based on an income approach which uses Level 3 inputs, which include the Company’s assumptions and appraisal data as to future cash proceeds from leasing and selling aircraft.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Aircraft Valuation
We perform our annual fleet-wide recoverability assessment during the third quarter of each year. This recoverability assessment is a comparison of the carrying value of each aircraft to its undiscounted expected future cash flows. We develop the assumptions used in the recoverability assessment, including those relating to current and future demand for each aircraft type, based on management's experience in the aircraft leasing industry as well as information received from third party sources. Estimates of the undiscounted cash flows for each aircraft type are impacted by changes in contracted and future expected lease rates, residual values, expected scrap values, economic conditions and other factors.
Following completion of the recoverability analysis during the third quarter of 2013, we determined the cash flows expected to be generated by seven of our aircraft did not support carrying values and we wrote down their book values by a total of $97,592. For some of these aircraft we also shortened the expected lives and/or reduced the residual values. More specifically, we wrote down the book values of:

•	Six Boeing 747-400 converted freighter aircraft manufactured between 1990 and 1994 and recorded impairment charges total $88,647; and

•	One Boeing 737-700 aircraft manufactured in 1999 and recorded an impairment charge of $8,945.
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
We also recorded the following transactional impairments, outside the recoverability assessment process, during 2013:

•
We impaired two aircraft, one Airbus A319-100 aircraft and one Boeing 767-300ER aircraft, each of which was returned to us early by the respective lessee. We wrote these aircraft down to their expected sales prices, recording impairment charges totaling $6,199 and recorded maintenance revenue of $9,019 and other revenue of $876.

•
We elected not to invest in engine performance restoration maintenance visits for one Boeing 767-300ER aircraft and instead agreed with the lessee to terminate the lease prior to scheduled expiry and pursue a part-out sale. We recorded impairment charges of $8,544 and we recorded maintenance revenue of $12,056 and other revenue of $875 from an early termination payment.

•
We impaired two Boeing 767-300ER aircraft, each of which was returned to us at the scheduled end of their respective leases. We wrote these aircraft down to their expected sales prices, recording impairment charges totaling $4,970 and recorded maintenance revenue of $7,103 and other revenue of $33.

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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

In the third quarter of 2012, following our recoverability assessment of the aircraft in our fleet at that time, we impaired four Boeing 767-300ER aircraft, eight Boeing 737 “Classic” aircraft, and one Airbus A310-300F freighter aircraft and recorded aggregate impairment charges of $67,370 to write these aircraft down to current market values.

We also made the following transactional impairments, outside the recoverability assessment process, during 2012:

•
We impaired two aircraft, one Boeing 757-200 aircraft that we sold for less than its net book value and one Boeing 767-300ER aircraft which was returned to us following its scheduled lease expiration and which failed its recoverability assessment. For these two aircraft, we recorded impairment charges of $10,111, and we recorded $2,447 of maintenance revenue.

•
We elected not to invest in engine performance restoration maintenance visits for two Airbus A320-200 “Classic” aircraft with older technology engines and instead agreed with the lessee to terminate the leases prior to scheduled expiry and pursue part-out sales. Following agreement with our customer to terminate the leases, these aircraft failed the recoverability assessment and we recorded impairment charges of $12,306 and we recorded $11,104 of maintenance revenue and reversed $1,157 of lease incentives during the third quarter of 2012, for these two aircraft.

•
We elected not to invest in engine performance restoration maintenance visits for one Airbus A320-200 aircraft and instead agreed to pursue part-out sales. Following the scheduled return of the aircraft from the lessee, this aircraft failed the recoverability assessment and we recorded an impairment charge of $6,668 and we recorded $6,509 of maintenance revenue.

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
The carrying amounts and fair values of our financial instruments at December 31, 2012 and 2013 are as follows:

	December 31, 2012		December 31, 2013
	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)
Securitizations and term debt financings	$(1,082,368)	$(962,960)	$(828,871)	$(779,901)
ECA term financings	(652,916)	(671,966)	(493,708)	(506,227)
Bank financings	(112,750)	(116,272)	(264,256)	(268,435)
Senior Notes	(1,750,642)	(1,905,565)	(2,150,527)	(2,325,965)
All of our financial instruments are classified as Level 2 with the exception of our senior Notes, which are classified as Level 1.

Note 3. Lease Rental Revenues and Flight Equipment Held for Lease
Minimum future annual lease rentals contracted to be received under our existing operating leases of flight equipment at December 31, 2013 were as follows:

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Year Ending December 31,	Amount
2014	$633,778
2015	572,900
2016	485,804
2017	353,853
2018	237,681
Thereafter	774,355
Total	$3,058,371
Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Year Ended December 31,
Region	2011	2012	2013
Europe	45%	39%	33%
Asia and Pacific	24%	32%	38%
North America	13%	11%	10%
Middle East and Africa	11%	11%	10%
South America	7%	7%	9%
Total	100%	100%	100%
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
For the year ended December 31, 2013, one customer accounted for 8% of lease rental revenues, and three additional customers accounted for a combined 17% of lease rental revenues. No other customer accounted for more than 5% of lease rental revenues.
The following table sets forth revenue attributable to individual countries representing at least 10% of total revenue (including maintenance revenue) in any year based on each lessee’s principal place of business for the years indicated:

	2011		2012		2013
Country	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
United States	$64,195	11%	$78,493	11%	$74,274	10%
China(1)	69,534	11%	75,502	11%	—	—%
 ______________

(1)	Total revenue attributable to China was less than 10% for the twelve months ended December 31, 2013.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Geographic concentration of net book value of flight equipment held for lease was as follows:

	December 31, 2012			December 31, 2013
Region	Number of Aircraft		Net Book Value %	Number of Aircraft		Net Book Value %
Europe	68		35%	64		30%
Asia and Pacific	50		34%	56		41%
North America	17		10%	19		10%
South America	14		8%	14		7%
Middle East and Africa	8		12%	7		11%
Off-lease	2	(1)	1%	2	(2)	1%
Total	159		100%	162		100%
______________

(1)	Consists of one Boeing 767-300ER aircraft and one Boeing 747-400 converted freighter aircraft that we are marketing for lease or sale.

(2)	Consists of two Boeing 747-400 converted freighter aircraft, one of which is subject to a commitment to lease and the other is being marketed.

The following table sets forth net book value of flight equipment attributable to individual countries representing at least 10% of net book value of flight equipment based on each lessee’s principal place of business as of:

	December 31, 2012			December 31, 2013
Country	Net Book Value	Net Book Value %	Number of Lessees	Net Book Value	Net Book Value %	Number of Lessees
China(1)	$515,194	11%	4	$—	—%	—
 ______________

(1)	The net book value of flight equipment attributable to China was less than 10% as of December 31, 2013.

At December 31, 2012 and 2013, the amounts of lease incentive liabilities recorded in maintenance payments on the consolidated balance sheets were $15,587 and $28,611, respectively.

Note 4. Net Investment in Finance Leases
At December 31, 2013, our net investment in finance leases represents six aircraft leased to a customer in Germany and four aircraft leased to two customer in the United States and one aircraft leased to a customer in Canada. The following table lists the components of our net investment in finance leases at December 31, 2013:

Amount
Total lease payments to be received	$137,448
Less: Unearned income	(62,734)
Estimated residual values of leased flight equipment (unguaranteed)	70,459
Net investment in finance leases	$145,173

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

At December 31, 2013, minimum future lease payments on finance leases are as follows:

Year Ending December 31,	Amount
2014	27,042
2015	27,042
2016	27,042
2017	26,128
2018	15,287
Thereafter	14,907
Total lease payments to be received	$137,448

Note 5. Unconsolidated Equity Method Investment
On December 19, 2013, the Company formed a joint venture to invest in leased aircraft with an affiliate of Ontario Teachers' Pension Plan (or "Teachers' ") in which we have a 30% equity interest for a total investment of $21,070, including associated costs and maintenance liability. The joint venture's first investment was two Airbus A330 family aircraft manufactured in 2013 that were purchased from us for $214,159, and which we had acquired earlier in 2013. At December 31, 2013, Teachers' owned approximately 8.5% of our outstanding common shares. As a result of Teachers' holding more than 5% of our common shares, the joint venture and the sale of the initial Airbus A330 family aircraft, was a related party transaction under our related party policy.  Accordingly, the formation of the joint venture and the transfer of these aircraft was submitted to, and approved by, our Audit Committee under our Related Party Policy. The assets and liabilities of this joint venture are off our balance sheet and we only record our net investment under the equity method of accounting.
We will source and service these investments and will provide marketing, asset management and administrative services to the joint venture and will be paid market-based fees for those services. The Company is not obligated to source investments for the joint venture or to offer any minimum number of investments to the joint venture, and neither partner is obliged to invest in specific transaction. The Company guarantees to return its portion of partner distributions received related to the joint venture's lessee maintenance payments. The Company recorded a $881 guarantee liability which is reflected in Maintenance payments on the balance sheet.

Investment in joint venture at December 31, 2012	$—
Investment in joint venture	21,070
Earnings from joint venture, net of tax	53
Investment in joint venture at December 31, 2013	$21,123

Note 6.    Variable Interest Entities
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
Aircastle is the primary beneficiary of ACS Ireland and ACS Ireland 2 (collectively, the “ACS Ireland VIEs”), as we have both the power to direct the activities of the VIEs that most significantly impact the economic performance of such

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

VIEs and we bear the significant risk of loss and participate in gains through Class E-1 Securities. Although Aircastle has not guaranteed the ACS Ireland VIEs debt, Aircastle wholly owns the ACS Bermuda Group which has fully and unconditionally guaranteed the ACS Ireland VIEs obligations. The activity that most significantly impacts the economic performance is the leasing of aircraft. Aircastle Advisor (Ireland) Limited (Aircastle's wholly owned subsidiary) is the remarketing servicer and is responsible for the leasing of the aircraft. An Irish charitable trust owns 95% of the common shares of the ACS Ireland VIEs. The Irish charitable trust's risk is limited to its annual dividend of $2 per VIE. At December 31, 2013, the assets of the two VIEs include 10 aircraft transferred into the VIEs at historical cost basis in connection with Securitization No. 1 and Securitization No. 2.
The combined assets of the ACS Ireland VIEs as of December 31, 2013 are $311,227. The combined liabilities of the ACS Ireland VIEs, net of $72,068 Class E-1 Securities held by the Company, which is eliminated in consolidation, as of December 31, 2013 are $251,756.

ECA Term Financings
Aircastle, through various subsidiaries, each of which is owned by a charitable trust (such entities, collectively the “Air Knight VIEs”), entered into eleven different twelve-year term loans, which are supported by guarantees from Compagnie Francaise d’ Assurance pour le Commerce Exterieur, (“COFACE”), the French government sponsored export credit agency (“ECA”). These loans provided for the financing for eleven new Airbus A330-200 aircraft. In June 2011, we repaid one of these loans from the proceeds of the sale of the related aircraft. In June 2013, we repaid two of these loans from the proceeds of the sale of the related aircraft. We sold an additional aircraft in June 2013, and substituted a newly purchased aircraft as collateral for the debt in December 2013. At December 31, 2013, Aircastle had eight outstanding term loans with guarantees from COFACE. We refer to these COFACE-supported financings as “ECA Term Financings.”
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
The only assets that the Air Knight VIEs have on their books are financing leases that are eliminated in the consolidated financial statements and deferred financing costs. The related aircraft, with a net book value as of December 31, 2013 were $668,614, are included in our flight equipment held for lease. The consolidated debt outstanding of the Air Knight VIEs as of December 31, 2013 is $493,708.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 7.    Borrowings from Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured term debt financings were as follows:

	At December 31, 2012	At December 31, 2013
Debt Obligation	Outstanding Borrowings	Outstanding Borrowings	Interest Rate(1)	Final Stated Maturity(2)
Secured Debt Financings:
Securitization No. 1 (3)	$309,505	$225,034	0.44%	06/20/31
Securitization No. 2	772,863	603,837	0.48%	06/14/37
ECA Term Financings	652,916	493,708	3.02% to 3.96%	12/03/21 to 11/30/24
Bank Financings	112,750	264,256	1.06% to 4.57%	09/15/15 to 11/02/21
Total secured debt financings	1,848,034	1,586,835
Unsecured Debt Financings:
Senior Notes due 2017	500,000	500,000	6.75%	04/15/17
Senior Notes due 2018	450,642	450,527	9.75%	08/01/18
Senior Notes due 2018	—	400,000	4.625%	12/05/18
Senior Notes due 2019	500,000	500,000	6.25%	12/01/19
Senior Notes due 2020	300,000	300,000	7.625%	04/15/20
2013 Revolving Credit Facility	—	—	N/A	12/19/15
Total unsecured debt financings	1,750,642	2,150,527
Total secured and unsecured debt financings	$3,598,676	$3,737,362
 _______________

(1)
Reflects the floating rate in effect at the applicable reset date plus the margin for Securitization No. 1, Securitization No. 2 and one of our ECA Term Financings. All other financings have a fixed rate.

(2)	For Securitizations No. 1 and No. 2, all cash flows available after expenses and interest is applied to debt amortization.

(3)	Securitization No. 1 was repaid in February 2014 with the proceeds from our December 2013 Notes issuance.

The following securitizations structures include liquidity facility commitments described in the table below:

Facility	Liquidity Facility Provider	Available Liquidity		Unused Fee	Interest Rate on any Advances
		December 31, 2012	December 31, 2013
Securitization No. 1	Crédit Agricole Corporate and Investment Bank(1)	$42,000	$42,000	0.45%	1 M Libor + 1.00
Securitization No. 2	HSH Nordbank AG(1)	65,000	65,000	0.50%	1 M Libor + 0.75
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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Secured Debt Financings:
ECA Term Financings
In 2010, we entered into two twelve-year term loans which are supported by guarantees from Compagnie Francaise d’ Assurance pour le Commerce Exterieur (“COFACE”) for the financing of two new Airbus A330-200 aircraft totaling $138,295. During 2011, we entered into five twelve-year term loans which are supported by guarantees from COFACE for the financing of five new Airbus A330-200 aircraft totaling $359,393. In 2011, we repaid in full the outstanding principal balance on one of our ECA term financings in the amount of $61,571. During 2012, we entered into two twelve-year term loans which are supported by guarantees from COFACE for the financing of two new Airbus A330-200 aircraft totaling $159,690. In June 2013, we repaid in full the outstanding principal balances on two of our ECA term financings in the total amount of $111,693, plus accrued interest, interest rate derivative breakage fees of $2,954, and accrued interest on the terminated interest rate derivatives. During the second quarter of 2013, we wrote off $3,825 of deferred financing fees which is reflected in interest expense on the consolidated statement of income.
In August 2013, one of our subsidiaries issued a fixed rate ECA bond with a face value of $78,230 which is supported by a guarantee from COFACE and the proceeds were utilized to repay an interim floating rate bank financing that was drawn in connection with the acquisition of one Airbus A330-200 aircraft in 2012. The bond has a fixed coupon rate of 3.488% and a final maturity of November 30, 2024.

We refer to these COFACE-supported financings as “ECA Term Financings”. The borrowings under these financings at December 31, 2013 have a weighted average rate of interest equal to 3.569%.
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
Bank Financings
In October 2011, one of our subsidiaries entered into a $90,000 loan facility to finance a portion of the purchase of a Boeing 777-300ER aircraft. The loan is to be repaid in 24 equal quarterly principal installments beginning January 26, 2012 and a balloon payment of $50,000 on the final repayment date of October 26, 2017.
In December 2011, two of our subsidiaries each entered into $18,000 loan facilities to finance the purchase of two McDonnell Douglas MD11-F aircraft. The loans are to be repaid over 45 and 47 months, respectively, in principal installments beginning January 15, 2012 and ending on September 15, 2015 and November 15, 2015, respectively.
In May 2013, we assumed three floating rate loans and one fixed rate loan totaling $91,797 in connection with the acquisition of two Airbus A320-200 aircraft and two Boeing 737-800 aircraft. During the quarter, we amended two of the floating rate loans to a fixed rate of 2.58% for the remaining debt term. At December 31, 2013, these four loans had a weighted average interest rate of 2.36% and mature in 2018 and 2020.
In December 2013, one of our subsidiaries entered into a $85,000 fixed rate loan to finance a portion of one Boeing 777-300ER aircraft which was acquired in the third quarter of 2013. The loan is to be repaid over 95 months in principal installments beginning on January 6, 2014 and ending with a balloon payment of $18,845 on the final repayment date of November 2, 2021.
In February 2014, we entered into two floating rate loans and one fixed rate loan totaling $303,200 secured by two Boeing 777-300ER aircraft and one Airbus A330-200 aircraft we acquired in 2013. The net book value of these three aircraft at December 31, 2013 totaled $411,057.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

We refer to these loan facilities as “Bank Financings”. Our Bank Financings contain, among other customary provisions, a $500,000 minimum net worth covenant and, in some cases, a cross-default to other financings with the same lender. In addition, Aircastle Limited has guaranteed the repayment of the Bank Financings. The borrowings under these financings at December 31, 2013 have a weighted average fixed rate of interest equal to 3.81%.
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
In December 2013, we issued $400,000 aggregate principal amount of Senior Notes due 2018 (the "2018 Senior Notes"). The 2018 Senior Notes will mature on December 15, 2018 and bear interest at the rate of 4.625% per annum, payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2014. Interest will accrue on the 2018 Senior Notes from December 5, 2013. In addition, prior to December 15, 2016 the company may redeem up to 35% of the aggregate principal amount of the 2018 Senior Notes with the net cash proceeds of one or more equity offerings at a redemption price equal to 104.625%, plus accrued and unpaid interest. If the Company undergoes a change of control, it must offer to repurchase the 2018 Senor Notes at 101% of the principal amount, plus accrued and unpaid interest. The 2018 Senior Notes are not guaranteed by any of the Company's subsidiaries.
In February 2014, we repaid the outstanding amount plus accrued interest and fees due under Securitization No.1 and terminated the related interest rate derivative, for a total cash payment of $255,186, with proceeds from our December 2013 Notes issuance. The aircraft that became unencumbered with the repayment of Securitization No. 1 had a net book value of $410,501 at December 31, 2013.

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
2013 Revolving Credit Facility
In early August 2013, we amended and restructured our existing 2012 Revolving Credit Facility in the amount of $150,000 with a new unsecured revolving credit facility (the "2013 Revolving Credit Facility”).  The 2013 Revolving Credit Facility was initially sized at $335,000 and can be increased to a maximum of $400,000.  The 2013 Revolving Credit Facility has a term of three years and is scheduled to expire in August 2016.

Maturities of the secured and unsecured debt financings over the next five years and thereafter are as follows:

2014	$365,325
2015	241,106
2016	240,164
2017	758,662
2018	1,006,153
Thereafter	1,125,952
Total	$3,737,362	(1)
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

As of December 31, 2013, we are in compliance with all applicable covenants in our financings.

Note 8.    Shareholders’ Equity and Share Based Payment
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
A summary of the fair value of non-vested shares for the years ended December 31, 2011, 2012 and 2013 is as follows:

Non vested Shares	Shares (in 000’s)	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2011	1,163.7	11.42
Granted	311.9	12.95
Canceled	(6.5)	9.81
Vested	(526.3)	14.10
Non-vested at December 31, 2011	942.8	10.44
Granted	241.0	13.26
Canceled	(110.8)	10.56
Vested	(511.8)	10.28
Non-vested at December 31, 2012	561.2	$12.21
Granted	457.5	13.98
Canceled	(1.5)	13.11
Vested	(322.5)	11.96
Non-vested at December 31, 2013	694.7	$13.49
The fair value of the restricted common shares granted in 2011, 2012 and 2013 were determined based upon the market price of the shares at the grant date.
The total unrecognized compensation cost, adjusted for estimated forfeitures, related to all non-vested shares as of December 31, 2013, in the amount of $4,956, is expected to be recognized over a weighted average period of 2.63 years.
In addition, during January 2013, we repurchased an additional 679,292 common shares at an aggregate cost of $8,579, including commissions. The remaining dollar value of common shares that may be purchased under the Board authorized program is $30,000.
In July 2013, we issued 12,320,000 of our common shares, par value US$0.01, at a price of $17.00 per share to an affiliate of Marubeni Corporation, a Japanese corporation ("Marubeni"). In June 2013, we also entered into a Shareholder Agreement with Marubeni, which became effective in July 2013 upon the closing of the issuance.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 9.    Dividends
The following table sets forth the quarterly dividends declared by our Board of Directors for the three years ended December 31, 2013:

Declaration Date	Dividend per Common Share	Aggregate Dividend Amount	Record Date	Payment Date
December 6, 2010	$0.100	$7,964	December 31, 2010	January 14, 2011
March 8, 2011	$0.100	$7,857	March 31, 2011	April 15, 2011
June 27, 2011	$0.125	$9,364	July 7, 2011	July 15, 2011
September 14, 2011	$0.125	$9,035	September 30, 2011	October 14, 2011
November 7, 2011	$0.150	$10,839	November 30, 2011	December 15, 2011
February 17, 2012	$0.150	$10,865	February 29, 2012	March 15, 2012
May 2, 2012	$0.150	$10,847	May 31, 2012	June 15, 2012
August 1, 2012	$0.150	$10,464	August 31, 2012	September 14, 2012
November 5, 2012	$0.165	$11,493	November 30, 2012	December 14, 2012
February 18, 2013	$0.165	$11,268	March 4, 2013	March 15, 2013
May 1, 2013	$0.165	$11,297	May 31, 2013	June 14, 2013
August 2, 2013	$0.165	$13,330	August 30, 2013	September 13, 2013
October 29, 2013	$0.200	$16,163	November 29, 2013	December 13, 2013

Note 10.    Earnings Per Share
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

	Year Ended December 31,
	2011	2012	2013
Weighted-average shares:
Common shares outstanding	74,686,150	70,716,963	73,652,996
Restricted common shares	956,433	587,813	593,616
Total weighted-average shares	75,642,583	71,304,776	74,246,612

	Year Ended December 31,
	2011	2012	2013
Percentage of weighted-average shares:
Common shares outstanding	98.74%	99.18%	99.20%
Restricted common shares	1.26%	0.82%	0.80%
Total	100.00%	100.00%	100.00%

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The calculations of both basic and diluted earnings per share for the years ended December 31, 2011, 2012 and 2013 are as follows:

	Year Ended December 31,
	2011		2012		2013
Earnings per common share — Basic:
Income from continuing operations	124,270		$32,868		$29,781
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(1,571)		(271)		(238)
Income from continuing operations available to common shareholders — Basic	$122,699		$32,597		$29,543

Weighted-average common shares outstanding — Basic	74,686,150		70,716,963		73,652,996

Net income per common share — Basic	1.64		$0.46		$0.40

Earnings per common share — Diluted:
Income from continuing operations	124,270		$32,868		$29,781
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(1,571)		(271)		(238)
Income from continuing operations available to common shareholders — Diluted	$122,699		$32,597		$29,543

Weighted-average common shares outstanding — Basic	74,686,150		70,716,963		73,652,996
Effect of diluted shares	—	(b)	—	(b)	—	(b)
Weighted-average common shares outstanding — Diluted	74,686,150		70,716,963		73,652,996

Net income per common share — Diluted	1.64		$0.46		$0.40
 _____________

(a)
For the years ended December 31, 2011, 2012 and 2013, distributed and undistributed earnings to restricted shares is 1.26%, 0.82% and 0.80%, respectively, of net income. The amount of restricted share forfeitures for all periods present is immaterial to the allocation of distributed and undistributed earnings.

(b)	For the years ended December 31, 2011, 2012 and 2013, we have no dilutive shares.

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
The sources of income from continuing operations before income taxes and earnings of unconsolidated equity method investment for the years ended December 31, 2011, 2012 and 2013 were as follows:

	Year Ended December 31,
	2011	2012	2013
U.S. operations	$1,551	$2,016	$2,730
Non-U.S. operations	130,551	38,697	36,213
Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	$132,102	$40,713	$38,943

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The components of the income tax provision from continuing operations for the year ended December 31, 2011,
2012 and 2013 consisted of the following:

	Year Ended December 31,
	2011	2012	2013
Current:
United States:
Federal	$643	$148	$1,742
State	75	131	515
Non-U.S	1,499	738	2,542
Current income tax provision	2,217	1,017	4,799
Deferred:
United States:
Federal	982	2,201	963
State	355	409	386
Non-U.S	4,278	4,218	3,067
Deferred income tax provision (benefit)	5,615	6,828	4,416
Total	$7,832	$7,845	$9,215
Significant components of the Company’s deferred tax assets and liabilities at December 31, 2011, 2012 and 2013 consisted of the following:

	Year Ended December 31,
	2011	2012	2013
Deferred tax assets:
Non-cash share based payments	$1,420	$1,180	$1,139
Net operating loss carry forwards	18,213	19,427	23,137
Interest rate derivatives	1,931	1,345	863
Other	472	255	356
Total deferred tax assets	22,036	22,207	25,495
Deferred tax liabilities:
Accelerated depreciation	(39,462)	(46,551)	(56,312)
Other	(948)	(1,666)	(1,143)
Total deferred tax liabilities	(40,410)	(48,217)	(57,455)
Net deferred tax liabilities	$(18,374)	$(26,010)	$(31,960)
The Company had approximately $7,414 of net operating loss (“NOL”) carry forwards available at December 31, 2013 to offset future taxable income subject to U.S. graduated tax rates. If not utilized, these carry forwards expire between 2028 through 2033. The Company also had NOL carry forwards of $380,879 with no expiration date to offset future Irish, Mauritius and Singapore taxable income. Deferred tax assets and liabilities are included in other assets and accounts payable and accrued liabilities, respectively, in the accompanying consolidated balance sheets.
We do not expect to incur income taxes on future distributions of undistributed earnings of non-U.S. subsidiaries and, accordingly, no deferred income taxes have been provided for the distributions of such earnings. As of December 31, 2013 we have elected to permanently reinvest our accumulated undistributed U.S. earnings of $15,886. Accordingly, no U.S. withholding taxes have been provided. Withholding tax of $4,766 would be due if such earnings were remitted.
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
Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income from continuing operations at December 31, 2011, 2012 and 2013 consisted of the following:

	Year Ended December 31,
	2011	2012	2013
Notional U.S. federal income tax expense at the statutory rate:	$46,236	$14,250	$13,630
U.S. state and local income tax, net	92	140	195
Non-U.S. operations:
Bermuda	(29,105)	2,764	4,749
Ireland	(7,907)	(5,368)	(5,514)
Other low tax jurisdictions	(2,090)	(4,189)	(4,205)
Non-deductible expenses in the U.S.	847	281	447
Other	(241)	(33)	(87)
Provision for income taxes	$7,832	$7,845	$9,215
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

Note 12.    Interest, Net
The following table shows the components of interest, net for the years ended December 31, 2011, 2012 and 2013:

	Year Ended December 31,
	2011	2012	2013
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$172,798	$178,601	$196,176
Hedge ineffectiveness (gains) losses	(101)	2,893	371
Amortization of interest rate derivatives related to deferred losses	23,078	30,777	33,265
Amortization of deferred financing fees	15,271	12,449	14,719
Interest Expense	211,046	224,720	244,531
Less interest income	(390)	(597)	(774)
Less capitalized interest	(6,506)	(1,315)	—
Interest, net	$204,150	$222,808	$243,757

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 13.    Commitments and Contingencies
Rent expense, primarily for the corporate office and sales and marketing facilities, was approximately $1,163, $955 and $1,236 for the years ended December 31, 2011, 2012 and 2013, respectively.
As of December 31, 2013, Aircastle is obligated under non-cancelable operating leases relating principally to office facilities in Stamford, Connecticut; Dublin, Ireland; and Singapore for future minimum lease payments as follows:

December 31,	Amount
2014	$1,126
2015	1,136
2016	947
2017	736
2018	751
Thereafter	3,146
Total	$7,842
At December 31, 2013, we had commitments to acquire six aircraft in 2014 for $575,014. After taking into account acquisitions, amendments to commitments and new commitments, as of February 24, 2014, we have commitments to acquire 11 aircraft for $986,850.

Note 14.    Derivatives
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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

We held the following interest rate derivatives as of December 31, 2013:

	Derivative Liabilities
Hedged Item	Current Notional Amount	Effective Date	Maturity Date	Future Maximum Notional Amount	Floating Rate	Fixed Rate	Balance Sheet Location	Fair Value
Interest rate derivatives designated as cash flow hedges:
Securitization No. 1(1)	$217,315	Jun-06	Jun-16	$217,315	1M LIBOR + 0.27%	5.78%	Fair value of derivative liabilities	$24,701
Securitization No. 2	472,914	Jun-12	Jun-17	472,914	1M LIBOR	1.26% to 1.28%	Fair value of derivative liabilities	5,568
Total interest rate derivatives designated as cash flow hedges	690,229			690,229				30,269

Interest rate derivatives not designated as cash flow hedges:
Securitization No. 1	85,539	Jun-06	Jun-16	85,539	1M LIBOR + 0.27%	5.78%	Fair value of derivative liabilities	9,723
Total interest rate derivatives not designated as cash flow hedges	85,539			85,539				9,723

Total interest rate derivative liabilities	$775,768			$775,768				$39,992
_______________
(1) In February 2014 we repaid Securitization No. 1 and terminated the related interest rate derivative. See Note 7 - Borrowings from Secured and Unsecured Debt Financings - Senior Notes due 2018.

The weighted average interest pay rates of these derivatives at December 31, 2011, 2012 and 2013 were 5.03%, 2.91% and 3.03%, respectively.
For the year ended December 31, 2013, the amount of loss reclassified from accumulated other comprehensive income (“OCI”) into interest expense related to net interest settlements on active interest rate derivatives was $18,085. The amount of loss expected to be reclassified from OCI into interest expense over the next 12 months related to net interest settlements on active interest rate derivatives is $16,510.
Our interest rate derivatives involve counterparty credit risk. As of December 31, 2013, our interest rate derivatives are held with the following counterparties: JP Morgan Chase Bank NA, Citibank Canada NA and Wells Fargo Bank NA. All of our counterparties or guarantors of these counterparties are considered investment grade (senior unsecured ratings of Baa2 or above) by Moody’s Investors Service. All are also considered investment grade (long-term foreign issuer ratings of A- or above) by Standard and Poor’s. We do not anticipate that any of these counterparties will fail to meet their obligations.
In addition to the derivative liability above, another component of the fair value of our interest rate derivatives is accrued interest. As of December 31, 2013, accrued interest payable included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheet was $850 related to interest rate derivatives designated as cash flow hedges and $203 related to interest rate derivatives not designated as cash flow hedges.
Following is the effect of interest rate derivatives on the statement of financial performance for the year ended December 31, 2013:

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Effective Portion				Ineffective Portion
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative(a)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income(b)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative(c)
Interest rate derivatives	$(479)	Interest expense	$(50,864)	Interest expense	$(371)
 ______________

(a)
This represents the change in fair market value of our interest rate derivatives since year end, net of taxes, offset by the amount of actual cash paid related to the net settlements of the interest rate derivatives for each of the twelve months ended December 31, 2013.

(b)
This represents the amount of actual cash paid, net of taxes, related to the net settlements of the interest rate derivatives for each of the twelve months ended December 31, 2013 plus any effective amortization of net deferred interest rate derivative losses.

(c)	This represents both realized and unrealized ineffectiveness incurred during the twelve months ended December 31, 2013.

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain or (Loss) Recognized in Income On Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate derivatives	Other income (expense)	$4,754

On an ongoing basis, terminated interest rate derivative notionals are evaluated against debt forecasts. To the extent that interest payments are deemed remote to occur, deferred gains or losses are accelerated into interest expense as applicable.
For the year ended December 31, 2013, the amount of deferred net loss (including $2,022 of accelerated amortization driven by aircraft sales in 2013) reclassified from OCI into interest expense related to our terminated interest rate derivatives was $30,766. The amount of deferred net loss expected to be reclassified from OCI into interest expense over the next 12 months related to our terminated interest rate derivatives is $23,351, of which $14,854 relates to Term Financing No. 1 interest rate derivatives terminated in 2012, $5,883 relates to ECA Term Financings for New A330 Aircraft, $1,314 relates to other financings and $1,300 relates to Term Financing No. 1 derivatives terminated in 2008.
For the year ended December 31, 2013, the amount of effective deferred loss reclassified from OCI into interest expense related to our undesignated active interest rate derivative was $2,499 (including $909 of accelerated amortization). The amount of effective deferred loss expected to be reclassified from OCI into interest expense over the next 12 months related to our undesignated active interest rate derivative under our Securitization No. 1 is $1,308.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table summarizes amounts charged directly to the consolidated statement of income for the years ended December 31, 2011, 2012, and 2013 related to our interest rate derivative contracts:

	Year Ended December 31,
	2011	2012	2013
Interest Expense:
Hedge ineffectiveness losses (gains)	(101)	$2,893	$371
Amortization:
Accelerated amortization of deferred losses(1)	8,508	—	2,931
Amortization of loss of designated interest rate derivative	—	101	1,590
Amortization of deferred losses	14,570	30,676	28,744
Total Amortization	23,078	30,777	33,265
Total charged to interest expense	$22,977	$33,670	$33,636

Other Income (Expense):
Mark to market gains (losses) on undesignated interest rate derivatives	(848)	$(597)	$4,754
Total charged to other income (expense)	$(848)	$(597)	$4,754
 _____________

(1)
For the year ended December 31, 2011, includes accelerated amortization of deferred hedge losses in the amount of $8,501 related to three aircraft sold in 2011. For the year ended December 31, 2013, includes accelerated amortization of deferred hedge losses related to two aircraft sold in June 2013.

Note 15.    Other Assets
The following table describes the principal components of other assets on our consolidated balance sheet as of:

	December 31,
	2012	2013
Debt investments	$40,388	$—
Deferred debt issuance costs, net of amortization of $54,146 and $61,104, respectively	55,087	52,464
Deferred federal income tax asset	22,207	1,218
Lease incentives and lease premiums, net of amortization of $26,902 and $41,136, respectively	62,822	72,181
Flight equipment held for sale	—	9,474
Other assets	6,129	8,639
Total other assets	$186,633	$143,976

Note 16.    Accounts Payable, Accrued Expenses and Other Liabilities
The following table describes the principal components of accounts payable, accrued expenses and other liabilities recorded on our consolidated balance sheet as of:

	December 31,
	2012	2013
Accounts payable and accrued expenses	$21,507	$30,204
Deferred federal income tax liability	48,217	33,178
Accrued interest payable	38,273	39,213
Lease discounts, net of amortization of $7,328 and $6,458 respectively	596	9,066
Total accounts payable, accrued expenses and other liabilities	$108,593	$111,661

Note 17. Accumulated Other Comprehensive Loss
The following table describes the principal components of accumulated other comprehensive loss recorded on our consolidated balance sheet as of:

Changes in accumulated other comprehensive loss by component(a)	Twelve Months Ended December 31,
2013
Beginning balance	$(126,290)

Amount recognized in other comprehensive loss on derivatives, net of tax benefit of $4	(479)
Amounts reclassified from accumulated other comprehensive loss into income, net of tax expense of $486	50,864
Net current period other comprehensive income	50,385

Ending balance	$(75,905)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

Reclassifications from accumulated other comprehensive loss(a)	Twelve Months Ended December 31,
2013

Losses on cash flow hedges
Amount of effective amortization of net deferred interest rate derivative losses(b)	$33,265
Effective amount of net settlements of interest rate derivatives, net of tax expense of $486(b)	17,599
Amount of loss reclassified from accumulated other comprehensive loss into income(c)	$50,864

(a) All amounts are net of tax.
(b) Included in interest expense.
(c) This represents the effective amounts of actual cash paid related to the net settlements of the interest rate derivatives plus any effective amortization of net deferred interest rate derivative losses (see Note 14. - Derivatives).

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 18.    Quarterly Financial Data (Unaudited)
Quarterly results of our operations for the years ended December 31, 2012 and 2013 are summarized below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Revenues	$164,915	$172,181	$172,866	$176,610
Net income (loss)	$32,602	$16,324	$(45,847)	$29,789
Basic earnings (loss) per share:
Net income (loss)	$0.45	$0.23	$(0.65)	$0.43
Diluted earnings per share:
Net income (loss)	$0.45	$0.23	$(0.65)	$0.43

2013
Revenues	$176,189	$170,378	$170,090	$191,988
Net income (loss)	$23,064	$32,854	$(74,558)	$48,421
Basic earnings per share:
Net income (loss)	$0.34	$0.48	$(0.95)	$0.60
Diluted earnings per share:
Net income (loss)	$0.34	$0.48	$(0.95)	$0.60
The sum of the quarterly earnings per share amounts may not equal the annual amount reported since per share amounts are computed independently for each period presented.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Aircastle Limited has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 25, 2014

Aircastle Limited
By:	/s/ Ron Wainshal
Ron Wainshal
Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Aircastle Limited and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Ron Wainshal	Chief Executive Officer and Director	February 25, 2014
Ron Wainshal

/s/ Michael Inglese	Chief Financial Officer	February 25, 2014
Michael Inglese

/s/ Aaron Dahlke	Chief Accounting Officer	February 25, 2014
Aaron Dahlke

/s/ Peter V. Ueberroth	Chairman of the Board	February 25, 2014
Peter V. Ueberroth

/s/ Ronald W. Allen	Director	February 25, 2014
Ronald W. Allen

/s/ Giovanni Bisignani	Director	February 25, 2014
Giovanni Bisignani

/s/ Douglas A. Hacker	Director	February 25, 2014
Douglas A. Hacker

/s/ Ryusuke Konto	Director	February 25, 2014
Ryusuke Konto

/s/ Ronald L. Merriman	Director	February 25, 2014
Ronald L. Merriman

/s/ Agnes Mura	Director	February 25, 2014
Agnes Mura

/s/ Charles W. Pollard	Director	February 25, 2014
Charles W. Pollard

/s/ Gentaro Toya	Director	February 25, 2014
Gentaro Toya

S - 1