Form 10-Q
period 2014-03-31
Aircastle LTD
filed 2014-05-07
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________
FORM 10-Q
 _______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑
As of April 30, 2014, there were 81,004,031 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries
Form 10-Q

PART I. — FINANCIAL INFORMATION
Item 1.        Financial Statements
Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31, 2013	March 31, 2014
		(Unaudited)
ASSETS
Cash and cash equivalents	$654,613	$614,096
Accounts receivable	2,825	4,437
Restricted cash and cash equivalents	122,773	102,463
Restricted liquidity facility collateral	107,000	65,000
Flight equipment held for lease, net of accumulated depreciation of $1,430,325 and $1,450,597	5,044,410	5,679,723
Net investment in finance leases	145,173	142,400
Unconsolidated equity method investment	21,123	21,440
Other assets	153,976	148,706
Total assets	$6,251,893	$6,778,265

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings (including borrowings of ACS Ireland VIEs of $152,545 and $93,938, respectively)	$1,586,835	$1,641,727
Borrowings from unsecured financings	2,150,527	2,650,498
Accounts payable, accrued expenses and other liabilities	111,661	156,765
Lease rentals received in advance	49,235	51,660
Liquidity facility	107,000	65,000
Security deposits	118,804	117,024
Maintenance payments	442,432	446,742
Fair value of derivative liabilities	39,992	4,765
Total liabilities	4,606,486	5,134,181

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 250,000,000 shares authorized, 80,806,975 shares issued and outstanding at December 31, 2013; and 81,004,031 shares issued and outstanding at March 31, 2014	808	810
Additional paid-in capital	1,562,106	1,561,508
Retained earnings	158,398	147,974
Accumulated other comprehensive loss	(75,905)	(66,208)
Total shareholders’ equity	1,645,407	1,644,084
Total liabilities and shareholders’ equity	$6,251,893	$6,778,265
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2013	2014
Revenues:
Lease rental revenue	$156,590	$174,335
Finance lease revenue	3,884	3,987
Amortization of lease premiums, discounts and lease incentives	(7,081)	(6,591)
Maintenance revenue (including contra maintenance revenue of $0 and $16,382 for the three months ended March 31, 2013 and 2014, respectively)	16,866	3,042
Total lease revenue	170,259	174,773
Other revenue	5,930	1,830
Total revenues	176,189	176,603

Operating expenses:
Depreciation	69,900	73,927
Interest, net	59,152	64,263
Selling, general and administrative (including non-cash share based payment expense of $811 and $990 for the three months ended March 31, 2013 and 2014, respectively)	13,285	13,944
Impairment of Aircraft	6,199	18,263
Maintenance and other costs	3,412	1,863
Total expenses	151,948	172,260

Other income:
Gain on sale of flight equipment	1,192	1,110
Other	1,215	757
Total other income	2,407	1,867

Income from continuing operations before income taxes	26,648	6,210
Income tax provision	3,584	883
Earnings of unconsolidated equity method investment, net of tax	—	450
Net income	$23,064	$5,777

Earnings per common share — Basic:
Net income per share	$0.34	$0.07

Earnings per common share — Diluted:
Net income per share	$0.34	$0.07

Dividends declared per share	$0.165	$0.200

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2014

Net income	$23,064	$5,777
Other comprehensive income, net of tax:
Net change in fair value of derivatives, net of tax expense of $118 and $804 for the three months ended March 2013 and 2014, respectively	3,826	370
Net derivative loss reclassified into earnings	8,274	9,327
Other comprehensive income	12,100	9,697
Total comprehensive income	$35,164	$15,474

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2014
Cash flows from operating activities:
Net income	$23,064	$5,777
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	69,900	73,927
Amortization of deferred financing costs	2,435	3,420
Amortization of net lease discounts and lease incentives	7,081	6,591
Deferred income taxes	2,194	1,347
Non-cash share based payment expense	811	990
Cash flow hedges reclassified into earnings	8,274	9,327
Security deposits and maintenance payments included in earnings	(23,259)	(14,786)
Gain on sale of flight equipment	(1,192)	(1,110)
Impairment of aircraft	6,199	18,263
Other	(2,773)	(2,162)
Changes in certain assets and liabilities:
Accounts receivable	1,866	(1,496)
Other assets	(95)	(1,171)
Accounts payable, accrued expenses and other liabilities	1,144	2,907
Lease rentals received in advance	(2,902)	1,167
Net cash provided by operating activities	92,747	102,991
Cash flows from investing activities:
Acquisition and improvement of flight equipment and lease incentives	(4,157)	(663,038)
Proceeds from sale of flight equipment	19,750	28,018
Aircraft purchase deposits and progress payments	(3,869)	3,280
Net investment in finance leases	(11,595)	—
Collections on finance leases	1,845	2,773
Unconsolidated equity method investment and associated costs	—	(159)
Distributions from unconsolidated equity method investment in excess of earnings	—	388
Principal repayments on debt investment	42,001	—
Other	5	(248)
Net cash used in investing activities	43,980	(628,986)
Cash flows from financing activities:
Issuance of shares net of repurchases	(7,940)	(2,091)
Proceeds from notes and term debt financings	—	803,200
Securitization and term debt financing repayments	(82,681)	(287,778)
Deferred financing costs	(441)	(14,755)
Restricted secured liquidity facility collateral	—	42,000
Secured liquidity facility collateral	—	(42,000)
Restricted cash and cash equivalents related to financing activities	2,819	20,310
Security deposits received	11,349	636
Security deposits returned	(425)	(4,463)
Maintenance payments received	34,142	41,265
Maintenance payments returned	(7,196)	(21,218)
Payments for terminated cash flow hedges	—	(33,427)
Dividends paid	(11,268)	(16,201)
Net cash (used in) provided by financing activities	(61,641)	485,478
Net increase (decrease) in cash and cash equivalents	75,086	(40,517)
Cash and cash equivalents at beginning of period	618,217	654,613
Cash and cash equivalents at end of period	$693,303	$614,096
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$37,352	$36,089
Cash paid for income taxes	$344	$1,467
Supplemental disclosures of non-cash investing activities:
Purchase deposits, advance lease rentals, security deposits and maintenance payments assumed in asset acquisitions	$—	$1,522
Term debt financings assumed in asset acquisitions	$—	$39,061
Advance lease rentals, security deposits, and maintenance payments settled in sale of flight equipment	$—	$3,655
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2014

Note 1. Summary of Significant Accounting Policies
Organization and Basis of Presentation
Aircastle Limited (“Aircastle,” the “Company,” “we,” “us” or “our”) is a Bermuda exempted company that was incorporated on October 29, 2004 under the provisions of Section 14 of the Companies Act of 1981 of Bermuda. Aircastle’s business is investing in aviation assets, including acquiring, leasing, managing and selling high utility commercial jet aircraft. From time to time, we also make investments in other aviation assets, including debt investments secured by commercial jet aircraft.
Aircastle is a holding company that conducts its business through subsidiaries. Aircastle directly or indirectly owns all of the outstanding common shares of its subsidiaries. The consolidated financial statements presented are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). We operate in one segment.
The accompanying consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting and, in our opinion, reflect all adjustments, including normal recurring items, which are necessary to present fairly the results for interim periods. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with US GAAP have been omitted in accordance with the rules and regulations of the SEC; however, we believe that the disclosures are adequate to make information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure since the balance sheet date of March 31, 2014 through the date on which the consolidated financial statements included in this Form 10-Q were issued.

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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2014

Proposed Accounting Pronouncements
In May 2013, the Financial Accounting Standards Board (“FASB”) issued re-exposure draft, “Leases” (the “Lease Re-ED”), which would replace the existing guidance in the Accounting Standards Codification (“ASC”) 840 (“ASC 840”), Leases. In March 2014, the FASB decided that the accounting for leases by lessors would basically remain unchanged from the concepts existing in current ACS 840 accounting. In addition, the FASB decided that a lessor should be precluded from recognizing selling profit and revenue at lease commencement for any sales-type or direct finance lease that does not transfer control of the underlying asset to the lessee. This requirement aligns the notion of what constitutes a sale in the lessor accounting guidance with that in the forthcoming revenue recognition standard, which evaluates whether a sale has occurred from the customer’s perspective. We anticipate that the final standard may have an effective date no earlier than 2017. We believe that when and if the proposed guidance becomes effective, it will not have a material impact on the Company’s consolidated financial statements.

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
The following tables set forth our financial assets and liabilities as of December 31, 2013 and March 31, 2014 that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

		Fair Value Measurements at December 31, 2013 Using Fair Value Hierarchy
	Fair Value as of December 31, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$654,613	$654,613	$—	$—	Market
Restricted cash and cash equivalents	122,773	122,773	—	—	Market
Total	$777,386	$777,386	$—	$—

Liabilities:
Derivative liabilities	$39,992	$—	$39,992	$—	Income

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2014

		Fair Value Measurements at March 31, 2014 Using Fair Value Hierarchy
	Fair Value as of March 31, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$614,096	$614,096	$—	$—	Market
Restricted cash and cash equivalents	102,463	102,463	—	—	Market
Total	$716,559	$716,559	$—	$—

Liabilities:
Derivative liabilities	$4,765	$—	$4,765	$—	Income

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
The following tables reflect the activity for the classes of our assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2013 and 2014, respectively:

	Assets
	Debt Investments
	Three Months Ended March 31,
	2013	2014
Balance at beginning of period	$40,388	$—
Total gains/(losses), net:
Included in other revenue	1,613	—
Settlements	(42,001)	—
Balance at end of period	$—	$—

For the three months ended March 31, 2013 and 2014, we had no transfers into or out of Level 3; however, we settled the debt investment during the first quarter of 2013.
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
March 31, 2014

Aircraft Valuation
During the first quarter of 2013, we impaired two aircraft, one Airbus A319-100 aircraft and one Boeing 767-300ER aircraft, each of which was returned to us early by the respective lessee. For these two aircraft, we recorded impairment charges totaling $6,199 and recorded maintenance revenue of $9,019 and other revenue of $764 during the three months ended March 31, 2013.
During the first quarter of 2014, we impaired two aircraft, one Boeing 737-400, which was returned to us as scheduled by the lessee and one Boeing 747-400 converted freighter, for which we agreed to an early lease termination with our customer. For these two aircraft, we recorded impairment charges totaling $18,263 and recorded maintenance revenue of $17,176 during the three months ended March 31, 2014.

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
The fair value of our Securitization, which contains a third party credit enhancement, is estimated using a discounted cash flow analysis, based on our current incremental borrowing rates of borrowing arrangements that do not contain third party credit enhancements. The fair values of our ECA term financings and bank financings are estimated using a discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Notes is estimated using quoted market prices.
 The carrying amounts and fair values of our financial instruments at December 31, 2013 and March 31, 2014 are as follows:

	December 31, 2013		March 31, 2014
	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)
Securitizations	$(828,871)	$(779,901)	$(560,472)	$(526,281)
ECA term financings	(493,708)	(506,227)	(482,882)	(494,243)
Bank financings	(264,256)	(268,435)	(598,373)	(603,141)
Senior Notes	(2,150,527)	(2,325,965)	(2,650,498)	(2,843,412)
All of our financial instruments are classified as Level 2 with the exception of our Senior Notes, which are classified as Level 1.

Note 3. Lease Rental Revenues and Flight Equipment Held for Lease
Minimum future annual lease rentals contracted to be received under our existing operating leases of flight equipment at March 31, 2014 were as follows:

Year Ending December 31,	Amount
Remainder of 2014	$532,533
2015	664,294
2016	577,259
2017	434,309
2018	310,517
Thereafter	798,400
Total	$3,317,312

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2014

Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended March 31,
Region	2013	2014
Europe	34%	29%
Asia and Pacific	37%	42%
North America	9%	10%
South America	9%	9%
Middle East and Africa	11%	10%
Total	100%	100%
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
For the three months ended March 31, 2014, one customer accounted for 6% of lease rental revenue and a second customer separately accounted for 5% of lease rental revenue. No other customer accounted for more than 5% of lease rental revenue.
The following table sets forth revenue attributable to individual countries representing at least 10% of total revenue (including maintenance revenue) based on each lessee’s principal place of business:

	Three Months Ended March 31,
	2013			2014
Country	Revenue	Percent of Total Revenue	Number of Lessees	Revenue	Percent of Total Revenue	Number of Lessees
China(1)	$19,303	11%	4	$21,601	12%	4
United States(2)	17,919	10%	6	—	—%	—

(1) Total revenue for the three months ended March 31, 2014 includes $11,264 of maintenance revenue related to an agreed early lease termination.
(2) Total revenue was less than 10% for the three months ended March 31, 2014.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2014

Geographic concentration of net book value of flight equipment (includes net book value of flight equipment held for lease and net investment in finance leases) was as follows:

	December 31, 2013			March 31, 2014
Region	Number of Aircraft		Net Book Value %	Number of Aircraft		Net Book Value %
Europe	64		30%	68		28%
Asia and Pacific	56		41%	53		38%
North America	19		10%	21		9%
South America	14		7%	15		14%
Middle East and Africa	7		11%	6		10%
Off-lease	2	(1)	1%	1	(2)	1%
Total	162		100%	164		100%

_______________

(1)	Consists of two Boeing 747-400 converted freighter aircraft, one of which is subject to a commitment to lease and the other is being marketed.

(2)	Consists of one Boeing 747-400 converted freighter which was returned to us in the fourth quarter of 2013 which is being marketed for lease or sale.

At December 31, 2013 and March 31, 2014, no country represented at least 10% of net book value of flight equipment based on each lessee’s principal place of business.
 At December 31, 2013 and March 31, 2014, the amounts of lease incentive liabilities recorded in maintenance payments on the consolidated balance sheets were $28,611 and $28,805, respectively.

Note 4. Net Investment in Finance Leases
At March 31, 2014, our net investment in finance leases represents six aircraft leased to a customer in Germany, four aircraft leased to two customers in the United States and one aircraft leased to a customer in Canada. The following table lists the components of our net investment in finance leases at March 31, 2014:

Amount
Total lease payments to be received	$130,687
Less: Unearned income	(58,746)
Estimated residual values of leased flight equipment (unguaranteed)	70,459
Net investment in finance leases	$142,400

At March 31, 2014, minimum future lease payments on finance leases are as follows:

Year Ending December 31,	Amount
Remainder of 2014	$20,281
2015	27,042
2016	27,042
2017	26,128
2018	15,287
Thereafter	14,907
Total	$130,687

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2014

Note 5. Unconsolidated Equity Method Investment
On December 19, 2013, the Company formed a joint venture to invest in leased aircraft with an affiliate of Ontario Teachers' Pension Plan ("Teachers' ") in which we have a 30% equity interest. Teachers' holds more than 5% of our common shares. Accordingly, the formation of the joint venture and the sale of the A330 aircraft to the joint venture was submitted to, and approved by, our Audit Committee under our related party policy. The assets and liabilities of this joint venture are off our balance sheet and we only record our net investment under the equity method of accounting.
While the Company has no obligation to make additional investments in the joint venture, we have agreed to return to the joint venture any portion of distributions from the joint venture which comprise lessee maintenance payments, to the extent that the joint venture must reimburse such maintenance payments to the lessee. The Company has recorded a $1,481 guarantee liability which is reflected in Maintenance payments on the balance sheet.

Investment in joint venture at December 31, 2013	$21,123
Investment in joint venture	758
Earnings from joint venture, net of tax	450
Distributions	(891)
Investment in joint venture at March 31, 2014	$21,440

Note 6. Variable Interest Entities
Aircastle consolidates seven VIEs of which it is the primary beneficiary. The operating activities of these VIEs are limited to acquiring, owning, leasing, maintaining, operating and, under certain circumstances, selling the 15 aircraft discussed below.
Securitizations
In connection with Securitization No. 1, two of our subsidiaries, ACS Aircraft Finance Ireland plc (“ACS Ireland”) and ACS Aircraft Finance Bermuda Limited (“ACS Bermuda”) issued Class A-1 notes, and each has fully and unconditionally guaranteed the other’s obligations under the notes. In connection with Securitization No. 2, two of our subsidiaries, ACS Aircraft Finance Ireland 2 Limited (“ACS Ireland 2”) and ACS 2007-1 Limited (“ACS Bermuda 2”) issued Class A-1 notes and each has fully and unconditionally guaranteed the other’s obligations under the notes. ACS Ireland and ACS Ireland 2 are collectively referred to as the “ACS Ireland VIEs”. In February 2014, we repaid the outstanding amount plus accrued interest and fees due under Securitization No. 1 and ACS Ireland became a wholly owned subsidiary of Aircastle.
Aircastle is the primary beneficiary of ACS Ireland 2, as we have both the power to direct the activities of the VIE that most significantly impacts the economic performance of such VIE and we bear the significant risk of loss and participate in gains through Class E-1 Securities. Although Aircastle has not guaranteed the ACS Ireland 2 debt, Aircastle wholly owns ACS Bermuda 2 which has fully and unconditionally guaranteed the ACS Ireland 2 VIE obligations. The activity that most significantly impacts the economic performance is the leasing of aircraft. Aircastle Advisor (Ireland) Limited (Aircastle’s wholly owned subsidiary) is the remarketing servicer and is responsible for the leasing of the aircraft. An Irish charitable trust owns 95% of the common shares of ACS Ireland 2. The Irish charitable trust’s risk is limited to its annual dividend of $2. At March 31, 2014, the assets of ACS Ireland 2 include seven aircraft transferred into the VIE at historical cost basis in connection with Securitization No. 2.
The assets of the ACS Ireland 2 as of March 31, 2014 are $192,720. The liabilities of the ACS Ireland 2, net of $40,351 Class E-1 Securities held by the Company, which is eliminated in consolidation, as of March 31, 2014 are $161,283.

ECA Term Financings
Aircastle, through various subsidiaries, each of which is owned by a charitable trust (such entities, collectively the “Air Knight VIEs”), has entered into eight different twelve-year term loans, which are supported by guarantees from Compagnie Francaise d’ Assurance pour le Commerce Exterieur, (“COFACE”), the French government sponsored export credit agency (“ECA”). We refer to these COFACE-supported financings as “ECA Term Financings.”
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
March 31, 2014

aircraft of which our wholly owned subsidiary is the servicer and is responsible for managing the relevant aircraft. There is a cross collateralization guarantee between the Air Knight VIEs. In addition, Aircastle guarantees the debt of the Air Knight VIEs.
The only assets that the Air Knight VIEs have on their books are financing leases that are eliminated in the consolidated financial statements and deferred financing costs. The related aircraft, with a net book value as of March 31, 2014 of $662,512 were included in our flight equipment held for lease. The consolidated debt outstanding of the Air Knight VIEs as of March 31, 2014 is $482,882.

Note 7. Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured term debt financings were as follows:

	At 12/31/2013	At 3/31/2014
Debt Obligation	Outstanding Borrowings	Outstanding Borrowings	Interest Rate(1)	Final Stated Maturity(2)
Secured Debt Financings:
Securitization No. 1(3)	$225,034	$—	—%	-
Securitization No. 2	603,837	560,472	0.46%	06/14/37
ECA Term Financings	493,708	482,882	3.02% to 3.96%	12/3/21 to 11/30/24
Bank Financings	264,256	598,373	1.05% to 5.09%	09/15/15 to 04/19/25
Total secured debt financings	1,586,835	1,641,727

Unsecured Debt Financings:
Senior Notes due 2017	500,000	500,000	6.75%	04/15/17
Senior Notes due 2018(4)	450,527	450,498	9.75%	08/01/18
Senior Notes due 2018	400,000	400,000	4.625%	12/05/18
Senior Notes due 2019	500,000	500,000	6.250%	12/01/19
Senior Notes due 2020	300,000	300,000	7.625%	04/15/20
Senior Notes due 2021	—	500,000	5.125%	03/15/21
2014 Revolving Credit Facility(5)	—	—	N/A	03/31/18
Total unsecured debt financings	2,150,527	2,650,498

Total secured and unsecured debt financings	$3,737,362	$4,292,225

(1)	Reflects the floating rate in effect at the applicable reset date plus the margin for Securitization No. 2 and six of our Bank Financings. All other financings have a fixed rate.

(2)	For Securitization No. 2, all cash flows available after expenses and interest are applied to debt amortization.

(3)
In February 2014, we repaid the outstanding amount plus accrued interest and fees due under Securitization No. 1 and terminated the related interest rate derivative, for a total cash payment of $255,186, with proceeds from our December 2013 issuance of our Senior Notes due 2018.

(4)
Proceeds from the issuance of our Senior Notes due 2021 were used to pay-off the balance of our 9.75% Senior Notes due 2018 plus accrued interest of $10,238 and the call premium of $32,835 on April 25, 2014.

(5)
On March 31, 2014, we amended and restructured our existing $335,000 2013 Revolving Credit Facility with a new unsecured revolving credit facility (the “2014 Revolving Credit Facility”).  The 2014 Revolving Credit Facility was increased to $450,000, has a term of four years and is scheduled to expire in March 2018.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2014

The following Securitization includes a liquidity facility commitment described in the table below:

		Available Liquidity
Facility	Liquidity Facility Provider	December 31, 2013	March 31, 2014	Unused Fee	Interest Rate on any Advances
Securitization No. 2	HSH Nordbank AG	$65,000	$65,000	0.50%	1M Libor + 0.75

Secured Debt Financings:

Securitizations

In February 2014, we repaid the outstanding amount plus accrued interest and fees due under Securitization No.1 and terminated the related interest rate derivative, for a total cash payment of $255,186, with proceeds from our December 2013 issuance of our Senior Notes due 2018.

Bank Financings
In February 2014, we entered into two floating rate loans and one fixed rate loan totaling $303,200 secured by two Boeing 777-300ER aircraft and one Airbus A330-200 aircraft we acquired in 2013. In March 2014, we assumed two floating rate loans totaling $40,809 in connection with the acquisition of two Boeing 737-800 aircraft.
We include these loan facilities in “Bank Financings”. Aircastle Limited has guaranteed the repayment of these Bank Financings.

Unsecured Debt Financings:

Senior Notes due 2021

On March 26, 2014, Aircastle Limited issued $500,000 aggregate principal amount of Senior Notes due 2021 (the “2021 Senior Notes”). The 2021 Senior Notes will mature on March 15, 2021 and bear interest at the rate of 5.125% per annum, payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2014. Interest will accrue on the 2021 Senior Notes from March 26, 2014. Proceeds from the issuance were used to pay-off the balance of our 9.75% Senior Notes due 2018 plus accrued interest of $10,238, and the call premium of $32,835 on April 25, 2014.

2014 Revolving Credit Facility

On March 31, 2014, we amended and restructured our existing $335,000 2013 Revolving Credit Facility with a new unsecured revolving credit facility (the “2014 Revolving Credit Facility”).  The 2014 Revolving Credit Facility was increased to $450,000, has a term of four years and is scheduled to expire in March 2018. As of March 31, 2014, we are in compliance with all applicable covenants in all of our financings.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2014

Note 8. Dividends
The following table sets forth the quarterly dividends declared by our board of directors for the periods covered in this report:

Declaration Date	Dividend per Common Share	Aggregate Dividend Amount	Record Date	Payment Date
February 18, 2013	$0.165	$11,268	March 4, 2013	March 15, 2013
May 1, 2013	$0.165	$11,297	May 31, 2013	June 14, 2013
August 2, 2013	$0.165	$13,330	August 30, 2013	September 13, 2013
October 29, 2013	$0.200	$16,163	November 29, 2013	December 13, 2013
February 21, 2014	$0.200	$16,201	March 7, 2014	March 14, 2014

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

	Three Months Ended March 31,
	2013	2014
Weighted-average shares:
Common shares outstanding	67,896,481	80,387,371
Restricted common shares	492,906	500,524
Total weighted-average shares	68,389,387	80,887,895

Percentage of weighted-average shares:
Common shares outstanding	99.28%	99.38%
Restricted common shares	0.72%	0.62%
Total	100.00%	100.00%

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2014

The calculations of both basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2013	2014
Earnings per share – Basic:
Net income	$23,064	$5,777
Less: Distributed and undistributed earnings allocated to restricted common shares (a)	(166)	(36)
Earnings available to common shareholders – Basic	$22,898	$5,741

Weighted-average common shares outstanding – Basic	67,896,481	80,387,371

Earnings per common share – Basic	$0.34	$0.07

Earnings per share – Diluted:
Net income	$23,064	$5,777
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(166)	(36)
Earnings available to common shareholders – Diluted	$22,898	$5,741

Weighted-average common shares outstanding – Basic	67,896,481	80,387,371
Effect of dilutive shares(b)	—	—
Weighted-average common shares outstanding – Diluted	67,896,481	80,387,371

Earnings per common share – Diluted	$0.34	$0.07

(a)
For the three months ended March 31, 2013 and 2014, distributed and undistributed earnings to restricted shares is 0.72% and 0.62% of net income. The amount of restricted share forfeitures for all periods present is immaterial to the allocation of distributed and undistributed earnings.

(b)	For the three months ended March 31, 2013 and 2014, we had no dilutive shares.

Note 10. Income Taxes
Income taxes have been provided for based upon the tax laws and rates in countries in which our operations are conducted and income is earned. The Company received an assurance from the Bermuda Minister of Finance that it would be exempted from local income, withholding and capital gains taxes until March 2035. Consequently, the provision for income taxes relates to income earned by certain subsidiaries of the Company which are located in, or earn income in, jurisdictions that impose income taxes, primarily Ireland, Singapore and the United States.
The sources of income from continuing operations before income taxes and earnings of unconsolidated equity method investment for the three months ended March 31, 2013 and 2014 were as follows:

	Three Months Ended March 31,
	2013	2014
U.S. operations	$405	$765
Non-U.S. operations	26,243	5,445
Total	$26,648	$6,210

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2014

All of our aircraft-owning subsidiaries that are recognized as corporations for U.S. tax purposes are non-U.S. corporations. These non-U.S. subsidiaries generally earn income from sources outside the United States and typically are not subject to U.S. federal, state or local income taxes unless they operate within the U.S., in which case they may be subject to federal, state and local income taxes. The aircraft owning subsidiaries resident in Ireland, Mauritius and Singapore are subject to tax in those respective jurisdictions.
We have a U.S. based subsidiary which provides management services to our non-U.S. subsidiaries and is subject to U.S. federal, state and local income taxes. We also have Ireland and Singapore based subsidiaries which provide management services to our non-U.S. subsidiaries and are subject to tax in those respective jurisdictions.
The consolidated income tax expense for the three months ended March 31, 2013 and 2014 was determined based upon estimates of the Company's consolidated effective income tax rates for the years ending December 31, 2013 and 2014, respectively.
The Company's effective tax rate for the three months ended March 31, 2013 was 13.4% compared to 14.2% for the three months ended March 31, 2014. Movements in the effective tax rates are generally caused by changes in the proportion of the Company's pre-tax earnings in taxable and non-tax jurisdictions.
Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income consisted of the following:

	Three Months Ended March 31,
	2013	2014
Notional U.S. federal income tax expense (benefit) at the statutory rate	$9,327	$2,173
U.S. state and local income tax, net	34	79
Non-U.S. operations:
Bermuda	(3,876)	3,429
Ireland	(901)	(3,289)
Singapore	(24)	(1,195)
Other	(1,070)	(598)
Non-deductible expenses in the U.S.	102	299
Other	(8)	(15)
Income tax provision	$3,584	$883

Note 11. Interest, Net
The following table shows the components of interest, net:

	Three Months Ended March 31,
	2013	2014
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$48,591	$51,685
Hedge ineffectiveness losses	128	53
Amortization of interest rate derivatives related to deferred losses	8,274	9,327
Amortization of deferred financing fees	2,435	3,420
Interest Expense	59,428	64,485
Less interest income	(276)	(222)
Interest, net	$59,152	$64,263

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2014

Note 12. Commitments and Contingencies
At March 31, 2014, we had commitments to acquire five aircraft for $406,974. One A320 family aircraft was acquired in the second quarter of 2014 and four 777-300ER aircraft are expected to be acquired once the seller, LATAM, repays its existing financings for these aircraft.

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
We held the following interest rate derivatives as of March 31, 2014:

	Derivative Liabilities
Hedged Item	Current Notional Amount	Effective Date	Maturity Date	Future Maximum Notional Amount	Floating Rate	Fixed Rate	Balance Sheet Location	Fair Value
Interest rate derivatives designated as cash flow hedges:
Securitization No. 2	$447,284	Jun-12	Jun-17	$447,284	1M LIBOR	1.26% to 1.28%	Fair value of derivative liabilities	$4,765

In connection with the repayment of Securitization No. 1., two interest rate derivatives hedging the facility were terminated on February 18, 2014, resulting in a net deferred loss of $26,863 which is being amortized into interest expense using the effective interest method over the original hedge term.
The weighted average interest pay rates of these derivatives at December 31, 2013 and March 31, 2014 were 3.03% and 1.27%, respectively.
For the three months ended March 31, 2014, the amount of loss reclassified from accumulated other comprehensive income (“OCI”) into interest expense related to net interest settlements on active interest rate derivatives was $2,820. The amount of loss expected to be reclassified from OCI into interest expense over the next 12 months related to net interest settlements on active interest rate derivatives is $4,836.
Our interest rate derivatives involve counterparty credit risk. As of March 31, 2014, our interest rate derivatives are held with JP Morgan Chase Bank NA, and Wells Fargo Bank NA. Both of our counterparties or guarantors of these counterparties are considered investment grade (senior unsecured ratings of Aa3 or above) by Moody’s Investors Service. Both are also considered investment grade (long-term foreign issuer ratings of AA- or above) by Standard and Poor’s. We do not anticipate that either of these counterparties will fail to meet their obligations.
In addition to the derivative liability above, another component of the fair value of our interest rate derivatives is accrued interest. As of March 31, 2014, accrued interest payable included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheet was $305 related to interest rate derivatives designated as cash flow hedges.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2014

Following is the effect of interest rate derivatives on the statement of financial performance for the three months ended March 31, 2014:

Effective Portion				Ineffective Portion
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (a)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (b)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative (c)
Interest rate derivatives	$(2,380)	Interest expense	$(12,077)	Interest expense	$(56)

(a)
This represents the change in fair market value of our interest rate derivatives since year end, net of taxes, offset by the amount of actual cash paid related to the net settlements of the interest rate derivatives for the three months ended March 31, 2014.

(b)
This represents the amount of actual cash paid, net of taxes, related to the net settlements of the interest rate derivatives for the three months ended March 31, 2014 plus any effective amortization of net deferred interest rate derivative losses.

(c)	This represents both realized and unrealized ineffectiveness incurred during the three months ended March 31, 2014.

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain or (Loss) Recognized in Income On Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate derivatives	Other income (expense)	$681

On an ongoing basis, terminated interest rate derivative notionals are evaluated against debt forecasts. To the extent that interest payments are deemed remote to occur, deferred gains or losses are accelerated into interest expense as applicable.
For the three months ended March 31, 2014, the amount of deferred net loss reclassified from OCI into interest expense related to our terminated interest rate derivatives was $8,779. The amount of deferred net loss expected to be reclassified from OCI into interest expense over the next 12 months related to our terminated interest rate derivatives is $33,615, of which $13,877 relates to Term Financing No. 1 interest rate derivatives terminated in 2012, $11,380 relates to Securitization No. l interest rate derivatives terminated in 2014, $5,797 relates to ECA Term Financings for New A330 Aircraft, $1,298 relates to other financings and $1,263 relates to Term Financing No. 1 derivatives terminated in 2008.
For the three months ended March 31, 2014, the amount of effective deferred loss reclassified from OCI into interest expense related to our designated active interest rate derivative was $548.
The following table summarizes amounts charged directly to the consolidated statement of income for the three months ended March 31, 2013 and 2014, respectively, related to our interest rate derivatives:

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2014

	Three Months Ended March 31,
	2013	2014
Interest expense:
Hedge ineffectiveness losses	$128	$53
Amortization:
Amortization of loss on designated interest rate derivative	341	548
Amortization of deferred losses	7,933	8,779
Total Amortization	8,274	9,327
Total charged to interest expense	$8,402	$9,380

Other income:
Mark to market gains on undesignated interest rate derivatives	$1,215	$681
Total charged to other income	$1,215	$681

Note 14. Other Assets
The following table describes the principal components of other assets on our consolidated balance sheet as of:

	December 31, 2013	March 31, 2014
Deferred debt issuance costs, net of amortization of $61,104 and $49,993, respectively	$52,464	$64,069
Deferred federal income tax asset	1,218	942
Lease incentives and lease premiums, net of amortization of $41,136 and $44,607, respectively	72,181	66,635
Flight equipment held for sale	9,474	7,100
Aircraft purchase deposits	10,000	220
Other assets	8,639	9,740
Total other assets	$153,976	$148,706

Note 15. Accounts Payable, Accrued Expenses and Other Liabilities
The following table describes the principal components of accounts payable, accrued expenses and other liabilities recorded on our consolidated balance sheet as of:

	December 31, 2013	March 31, 2014
Accounts payable and accrued expenses	$30,204	$17,845
Deferred federal income tax liability	33,178	36,106
Accrued interest payable	39,213	55,109
Lease discounts, net of amortization of $6,458 and $7,969 respectively	9,066	47,705
Total accounts payable, accrued expenses and other liabilities	$111,661	$156,765

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2014

Note 16. Accumulated Other Comprehensive Loss
The following table describes the principal components of accumulated other comprehensive loss recorded on our consolidated balance sheet as of:

Changes in accumulated other comprehensive loss by component(a)	Three Months Ended March 31,
2014
Beginning balance	$(75,905)
Amount recognized in other comprehensive loss on derivatives, net of tax expense of $736	(2,380)
Amounts reclassified from accumulated other comprehensive loss into income, net of tax expense of $68	12,077
Net current period other comprehensive income	9,697
Ending balance	$(66,208)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

Reclassifications from accumulated other comprehensive loss(a)	Three Months Ended March 31,
2014

Amount of effective amortization of net deferred interest rate derivative losses(b)	$9,327
Effective amount of net settlements of interest rate derivatives, net of tax expense of $68(b)	2,750
Amount of loss reclassified from accumulated other comprehensive loss into income(c)	$12,077

(a) All amounts are net of tax.
(b) Included in interest expense.
(c) This represents the effective amounts of actual cash paid related to the net settlements of the interest rate derivatives plus any effective amortization of net deferred interest rate derivative losses (see Note 13. - Derivatives).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks, uncertainties and assumptions. You should read the following discussion in conjunction with our historical consolidated financial statements and the notes thereto appearing elsewhere in this report. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those described under “Risk Factors” and included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”). Please see “Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995” for a discussion of the uncertainties, risks and assumptions associated with these statements. Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or US GAAP, and, unless otherwise indicated, the other financial information contained in this report has also been prepared in accordance with US GAAP. Unless otherwise indicated, all references to “dollars” and “$” in this report are to, and all monetary amounts in this report are presented in, U.S. dollars.
Certain items in this Quarterly Report on Form 10-Q (this “report”), and other information we provide from time to time, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not necessarily limited to, statements relating to our ability to acquire, sell, lease or finance aircraft, raise capital, pay dividends, and increase revenues, earnings, EBITDA, Adjusted EBITDA and Adjusted Net Income and the global aviation industry and aircraft leasing sector. Words such as “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “may,” “will,” “would,” “could,” “should,” “seeks,” “estimates” and variations on these words and similar expressions are intended to identify such forward-looking statements. These statements are based on management's current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements; Aircastle can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any forward-looking statements contained in this report. Factors that could have a material adverse effect on our operations and future prospects or that could cause actual results to differ materially from Aircastle expectations include, but are not limited to, capital markets disruption or volatility which could adversely affect our continued ability to obtain additional capital to finance new investments or our working capital needs; government fiscal or tax policies, general economic and business conditions or other factors affecting demand for aircraft or aircraft values and lease rates; our continued ability to obtain favorable tax treatment in Bermuda, Ireland and other jurisdictions; our ability to pay dividends; high or volatile fuel prices, lack of access to capital, reduced load factors and/or reduced yields, operational disruptions caused by political unrest and other factors affecting the creditworthiness of our airline customers and their ability to continue to perform their obligations under our leases and other risks detailed from time to time in Aircastle's filings with the Securities and Exchange Commission (“SEC”) including as previously disclosed in Aircastle’s 2013 Annual Report on Form 10-K, and elsewhere in this report. In addition, new risks and uncertainties emerge from time to time, and it is not possible for Aircastle to predict or assess the impact of every factor that may cause its actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this report. Aircastle Limited expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

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

OVERVIEW
We acquire, lease, and sell commercial jet aircraft with large, global operator bases and long useful lives. As of March 31, 2014, our portfolio consisted of 164 aircraft leased to 65 lessees located in 37 countries. Our aircraft fleet is managed by an experienced team based in the United States, Ireland and Singapore. Typically, our aircraft are subject to net leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs, although in a majority of cases, we are obligated to pay a portion of specified maintenance or modification costs. From time to time, we also make investments in other aviation assets, including debt investments secured by commercial jet aircraft. As of March 31, 2014, the net book value of our flight equipment and finance lease aircraft was $5.82 billion compared to $5.19 billion at the end of 2013. Our revenues and net income for the three months ended March 31, 2014 were $176.6 million and $5.8 million, respectively.
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
Air traffic data for the first three months of 2014 showed a continued strong trend in passenger market growth. Air cargo traffic showed slow improvement as world trade and economic growth increased.  According to the International Air Transport Association, during 2014 global passenger traffic increased by 5.6% and air cargo traffic, measured in freight ton kilometers, increased by 4.4% as compared to the same period in 2013.  Passenger traffic growth was strong, driven by rising economic growth and business confidence.  The air cargo market, which is more sensitive than the passenger sector to economic conditions, appears to have stabilized after weak performances in 2012 and 2011, although these results are hampered by overcapacity and a muted response to a global economic rebound.
There are significant regional variations in both passenger and air cargo demand. Certain emerging market economies such as China, Turkey, and Brazil, among others, have been experiencing significant increases in air traffic, driven by rising levels of per capita air travel. Air traffic in other regions such as the Middle East, is being driven by a more long-term structural change in global traffic flows, with more long-haul "hub and spoke" traffic flowing through the Persian Gulf. In contrast, more mature markets such as North America and Western Europe are likely to grow more slowly in tandem with their economies. Additionally, airlines operating in areas with political instability have seen more modest growth and their outlook is more uncertain. In aggregate, we believe that passenger and cargo traffic will likely increase over time, and as a result, we expect demand for modern, fuel efficient aircraft will continue to remain strong over the long-term.
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

•
Maintaining efficient access to capital from a wide range of sources. We believe the aircraft investment market is subject to forces related to the business cycle and , our strategy is to increase our purchase activity when prices are low and to emphasize asset sales when competition for assets is high. In order to implement this approach, we believe maintaining access to a wide variety of financing sources over the business cycle is very important. To that end, our strategy is to maintain corporate credit ratings from major ratings agencies, manage to strong credit metrics, own a large pool of unencumbered assets and increase our asset base so as to maintain good access to capital during a variety of business conditions.

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

•
Intending to pay quarterly dividends to our shareholders based on the Company's sustainable earnings levels. However our ability to pay quarterly dividends will depend upon many factors, including those as described in Item 1A. “Risk Factors”, and elsewhere in our 2013 Annual Report on Form 10-K. On February 21, 2014, our board of directors declared a regular quarterly dividend of $0.20 per common share, or an aggregate of $16.2 million for the three months ended March 31, 2014, which was paid on March 14, 2014 to holders of record on March 7, 2014. These dividends may not be indicative of the amount of any future dividends.

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
Under an operating lease, the lessee will be responsible for performing maintenance on the relevant aircraft and will typically be required to make payments to us for heavy maintenance, overhaul or replacement of certain high-value components of the aircraft. These maintenance payments are based on hours or cycles of utilization or on calendar time, depending upon the component, and would be made either monthly in arrears or at the end of the lease term. For maintenance payments made monthly in arrears during a lease term, we will typically be required to reimburse all or a portion of these payments to the lessee upon their completion of the relevant heavy maintenance, overhaul or parts replacement. We record maintenance payments paid by the lessee during a lease as accrued maintenance liabilities in recognition of our obligation in the lease to refund such payments, and therefore we do not recognize maintenance revenue during the lease. Maintenance revenue recognition would occur at the end of a lease, when we are able to determine the amount, if any, by which reserve payments received exceed the amount we are required under the lease to reimburse to the lessee for heavy maintenance, overhaul or parts replacement. The amount of maintenance revenue we recognize in any reporting period is inherently volatile and is dependent upon a number of factors, including the timing of lease expiries, including scheduled and unscheduled expiries, the timing of maintenance events and the utilization of the aircraft by the lessee. If a lease requires end of lease term maintenance payments, typically the lessee would be required to pay us for its utilization of the aircraft during the lease; however, in some cases, we may owe a net payment (contra maintenance revenue) to the lessee in the event heavy maintenance is performed and paid for by the lessee during the lease term and the aircraft is returned to us in better condition than at lease inception.
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

2014 Lease Expirations and Lease Placements
We began the year with 25 aircraft having scheduled lease expirations in 2014, and with one off-lease aircraft that we repossessed in the fourth quarter of 2013. In the first quarter of 2014, we also exercised an early lease termination option, giving us another aircraft to place in late 2014. Of these 27 aircraft, we have sold, leased or have lease or sale commitments for 14 of these aircraft, leaving 13 aircraft representing 3.6% of our net book value of flight equipment (including flight equipment held for lease and net investment in finance leases) at March 31, 2014 to market for lease or sale. We expect to sell nine of these aircraft, representing 1.9% of such net book value of flight equipment and the remaining four are expected to be placed on lease.

2015-2018 Lease Expirations and Lease Placements
Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in the period 2015-2018 representing the percentage of our net book value of flight equipment (including flight equipment held for lease and net investment in finance leases) at March 31, 2014 specified below:

•	2015: 21 aircraft, representing 8%;

•	2016: 26 aircraft, representing 11%;

•	2017: 33 aircraft, representing 20%; and

•	2018: 21 aircraft, representing 14%.

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

Income Tax Provision
We have obtained an assurance from the Minister of Finance of Bermuda under the Exempted Undertakings Tax Protection Act 1966 that, in the event that any legislation is enacted in Bermuda imposing any tax computed on profits or income, or computed on any capital asset, gain or appreciation or any tax in the nature of estate duty or inheritance tax, such tax shall not, until March 2035, be applicable to us or to any of our operations or to our shares, debentures or other obligations except insofar as such tax applies to persons ordinarily resident in Bermuda or to any taxes payable by us in respect of real property owned or leased by us in Bermuda. Consequently, the provision for income taxes recorded relates to income earned by certain subsidiaries of the Company which are located in, or earn income in, jurisdictions that impose income taxes, primarily Ireland, Singapore and the United States.
All of our aircraft-owning subsidiaries that are recognized as corporations for U.S. tax purposes are non-U.S. corporations. These non-U.S. subsidiaries generally earn income from sources outside the United States and typically are not subject to U.S. federal, state or local income taxes unless they operate within the U.S., in which case they may be subject to federal, state and local income taxes. The aircraft owning subsidiaries resident in Ireland, Mauritius and Singapore are subject to tax in those respective jurisdictions.
We have a U.S. based subsidiary which provides management services to our non-U.S. subsidiaries and is subject to U.S. federal, state and local income taxes. We also have Ireland and Singapore based subsidiaries which provide management services to our non-U.S. subsidiaries and are subject to tax in those respective jurisdictions.

Acquisitions and Sales
Thus far in 2014, we invested in 8 aircraft for $714.9 million as follows:

•	six aircraft for $660.9 million with ages of less than five years; and

•	two aircraft for $54.0 million between five and ten years in age.
As of March 31, 2014, we had commitments to acquire five aircraft for $407.0 million.
During the first three months of 2014, the aggregate sales price for flight equipment sold was $28.0 million, which resulted in a net gain of $1.1 million. We repaid debt associated with this flight equipment in the amount of $4.7 million.

The following table sets forth certain information with respect to the aircraft owned by us as of March 31, 2014:

AIRCASTLE AIRCRAFT INFORMATION (dollars in millions)

	Owned Aircraft as of March 31, 2013(1)	Owned Aircraft as of March 31, 2014(1)
Flight Equipment	$4,693	$5,822
Unencumbered Flight Equipment	$2,059	$3,280
Number of Aircraft	158	164
Number of Unencumbered Aircraft	72	104
Number of Lessees	66	65
Number of Countries	36	37
Weighted Average Age – Passenger (years)(2)	10.7	8.3
Weighted Average Age – Freighter (years)(2)	11.3	12.9
Weighted Average Age – Combined (years)(2)	10.9	9.1
Weighted Average Remaining Passenger Lease Term (years)(3)	4.6	5.0
Weighted Average Remaining Freighter Lease Term (years)(3)	5.3	3.8
Weighted Average Remaining Combined Lease Term (years)(3)	4.8	4.8
Weighted Average Fleet Utilization during the three months ended March 31, 2013 and 2014(4)	97%	99%
Portfolio Yield for the three months ended March 31, 2013 and 2014(5)	13.6%	13.5%

(1)	Calculated using net book value of flight equipment held for lease and net investment in finance leases at period end.

(2)	Weighted average age by net book value.

(3)	Weighted average remaining lease term by net book value.

(4)	Aircraft on-lease days as a percent of total days in period weighted by net book value.

(5)	Lease rental revenue for the period as a percent of the average net book value of flight equipment held for lease for the period; quarterly information is annualized.

Our owned aircraft portfolio as of March 31, 2014 is listed in Exhibit 99.1 to this report.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of March 31, 2014
	Number of Aircraft	% of Net Book Value(1)
Aircraft Type
Passenger:
Narrowbody	99	32%
Midbody	38	32%
Widebody	9	20%
Total Passenger	146	84%
Freighter	18	16%
Total	164	100%

Manufacturer
Boeing	97	57%
Airbus	62	40%
Embraer	5	3%
Total	164	100%

Regional Diversification
Europe	68	28%
Asia and Pacific	53	38%
North America	21	9%
South America	15	14%
Middle East and Africa	6	10%
Off-lease(2)	1	1%
Total	164	100%

(1)	Calculated using net book value of flight equipment held for lease and net investment in finance leases at period end.
(2) Consists of one Boeing 747-400 converted freighter which was returned to us in the fourth quarter of 2013 which is being marketed for lease or sale.

Our largest customer represents less than 10% of the net book value of flight equipment held for lease (includes net book value of flight equipment held for lease and net investment in finance leases) at March 31, 2014. Our top 15 customers for aircraft we owned at March 31, 2014, representing 65 aircraft and 61% of the net book value of flight equipment held for lease, are as follows:

Percent of Net Book Value	Customer	Country	Number of Aircraft
Greater than 6% per customer	LATAM(1)	Chile	4

3% to 6% per customer	South African Airways	South Africa	4
	Thai Airways	Thailand	2
	Singapore Airlines	Singapore	4
	Martinair(2)	Netherlands	5
	Emirates	United Arab Emirates	2
	Garuda	Indonesia	4
	US Airways(3)	USA	11
	Jet Airways	India	8
	Virgin Australia	Australia	2
	AirBridge Cargo(4)	Russia	2

Less than 3% per customer	EVA Airways	Taiwan	4
	SriLankan Airlines	Sri Lanka	4
	Air Atlanta	Iceland	4
	Azul	Brazil	5

(1)	If combined with one other affiliated customer, represents 9.6% of flight equipment held for lease.

(2)	Martinair is a wholly owned subsidiary of KLM. If combined with KLM and two other affiliated customers, represents 4.9% of flight equipment held for lease.

(3)	US Airways has merged with American Airlines.

(4)	Guaranteed by Volga-Dnepr Airlines.

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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2013 to the three months ended March 31, 2014:

	Three Months Ended March 31,
	2013	2014
	(Dollars in thousands)
Revenues:
Lease rental revenue	$156,590	$174,335
Finance lease revenue	3,884	3,987
Amortization of net lease premiums, discounts and lease incentives	(7,081)	(6,591)
Maintenance revenue (including contra maintenance revenue of $0 and $16,382 for the three months ended March 31, 2013 and 2014, respectively)	16,866	3,042
Total lease revenue	170,259	174,773
Other revenue	5,930	1,830
Total revenues	176,189	176,603
Operating expenses:
Depreciation	69,900	73,927
Interest, net	59,152	64,263
Selling, general and administrative	13,285	13,944
Impairment of aircraft	6,199	18,263
Maintenance and other costs	3,412	1,863
Total operating expenses	151,948	172,260
Other income:
Gain on sale of flight equipment	1,192	1,110
Other	1,215	757
Total other income	2,407	1,867
Income from continuing operations before income taxes	26,648	6,210
Income tax provision	3,584	883
Earnings of unconsolidated equity method investment, net of tax	—	450
Net income	$23,064	$5,777

Revenues:
Total revenues increased by 0.2%, or $0.4 million, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, primarily as a result of the following:
Lease rental revenue. The increase in lease rental revenue of $17.7 million for the three months ended March 31, 2014 as compared to the same period in 2013 was primarily the result of:

•	$38.0 million of revenue reflecting the full quarter impact of 22 aircraft purchased in 2013 and eight aircraft purchased in 2014.
This increase was offset partially by a decrease in lease rental revenue of:

•	$16.9 million due to aircraft sales; and

•	$2.4 million from the effect of lease terminations and other changes and $1.0 million due to lease extensions and transitions.

Finance lease revenue: For the three months ended March 31, 2014, $4.0 million of interest income from finance leases was recognized as compared to $3.9 million of interest income from finance leases recorded for the same period in 2013.

Amortization of net lease premiums, discounts and lease incentives.

	Three Months Ended March 31,
	2013	2014
	(Dollars in thousands)
Amortization of lease incentives	$(5,357)	$(5,772)
Amortization of lease premiums	(1,942)	(2,330)
Amortization of lease discounts	218	1,511
Amortization of net lease premiums, discounts and lease incentives	$(7,081)	$(6,591)
As more fully described above under “Revenues”, lease discounts represent the present value of the amount below current lease rates for acquired aircraft with attached leases. The increase in amortization of lease discounts of $1.3 million for the three months ended March 31, 2014 as compared to the same period in 2013 resulted from six aircraft purchases in 2014 and the full quarter amortization of six aircraft purchased during the last nine months of 2013.

Maintenance revenue.

	Three Months Ended March 31,
	2013		2014
	Dollars (in thousands)	Number of Leases	Dollars (in thousands)	Number of Leases
Unscheduled lease terminations	$16,866	6	$180	1
Scheduled lease terminations	—	—	2,862	7
Maintenance revenue	$16,866	6	$3,042	8
Unscheduled lease terminations. For the three months ended March 31, 2013, we recorded maintenance revenue from unscheduled lease terminations of $16.9 million primarily associated with five aircraft returned in the first quarter of 2013 resulting from early termination agreements with those lessees and one aircraft that transitioned to a new lessee during the first quarter of 2013. Comparatively, for the same period in 2014, we recorded maintenance revenue totaling $0.2 million from unscheduled lease terminations primarily associated with one aircraft returned in the fourth quarter of 2013 resulting from an early termination agreement with the lessee.
Scheduled lease terminations. As more fully described above under “Revenues”, contra maintenance revenue represents the net payment to a lessee in the event heavy maintenance is performed and paid for by the lessee during the lease term and the aircraft is returned to us in better condition than at lease inception. For the three months ended March 31, 2013, we recorded no maintenance revenue from scheduled lease terminations. Comparatively, for the same period in 2014, we recorded $19.2 million of maintenance revenue from four scheduled lease terminations offset by $16.4 million of contra maintenance revenue related to three scheduled lease terminations.
Other revenue. For the three months ended March 31, 2013, other revenue was $5.9 million which was primarily comprised of $1.7 million of interest on our debt investments and $4.2 million recognized in additional fees paid by five lessees in connection with the early termination of seven leases. For the three months ended March 31, 2014, other revenue was $1.8 million which primarily represents additional fees paid by one lessee in connection with the early termination of one lease.

Operating expenses:
Total operating expenses increased $20.3 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, primarily as a result of the following:
Depreciation expense increased by 5.8%, or $4.0 million for the three months ended March 31, 2014 as compared to the same period in 2013. The net increase is primarily the result of :

•	a $13.4 million increase in depreciation for aircraft acquired; and

•	a $0.3 million increase due to capitalized aircraft improvements being fully depreciated.
This increase was partially offset by:

•	a $8.7 million decrease in depreciation for aircraft sales; and

•	a $0.9 million decrease due to changes in asset lives and residual values.

Interest, net consisted of the following:

	Three Months Ended March 31,
	2013	2014
	(Dollars in thousands)
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$48,591	$51,685
Hedge ineffectiveness losses	128	53
Amortization of interest rate derivatives related to deferred losses	8,274	9,327
Amortization of deferred financing fees and notes discount	2,435	3,420
Interest Expense	59,428	64,485
Less interest income	(276)	(222)
Interest, net	$59,152	$64,263
Interest, net increased by $5.1 million, or 8.6%, over the three months ended March 31, 2013. The net increase is primarily a result of:

•
a $3.1 million increase in interest expense on our borrowings driven by the impact of higher weighted average debt outstanding ($3.81 billion for the three months ended March 31, 2014 as compared to $3.55 billion for the three months ended March 31, 2013);

•	a $1.1 million increase in amortization of deferred losses reflecting the increased amortization expense due to the repayment of Securitization No. 1; and

•	a $1.0 million increase in deferred financing fees due to the addition of 10 additional bank financings over the last twelve month period.
Selling, general and administrative expenses for the three months ended March 31, 2014 increased slightly over the same period in 2013. Non-cash share based expense was $0.8 million and $1.0 million for the three months ended March 31, 2013 and 2014, respectively.
Impairment of Aircraft was $6.2 million for the three months ended March 31, 2013 related to two aircraft, each of which did not pass their recoverability assessments. During the three months ended March 31, 2014, we recorded impairment of $18.3 million related to two aircraft, each of which did not pass their recoverability assessments. (See "Summary of Impairments and Recoverability Assessment" below for a detailed discussion of the related impairment charges for these aircraft.)

Other income:
Total other income for the three months ended March 31, 2014 was $1.9 million as compared to $2.4 million for the same period in 2013. The decrease was due to a $0.5 million decrease related to the mark to market value of an undesignated interest rate derivative.

Income tax provision
Our provision for income taxes for the three months ended March 31, 2013 and 2014 was $3.6 million and $0.9 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland, Singapore and the United States. The decrease in our income tax provision of approximately $2.7 million for the three months ended March 31, 2014 as compared to the same period in 2013 was primarily attributable to changes in operating income subject to tax in Ireland, Singapore, the United States and other jurisdictions.
All of our aircraft-owning subsidiaries that are recognized as corporations for U.S. tax purposes are non-U.S. corporations. These non-U.S. subsidiaries generally earn income from sources outside the United States and typically are not subject to U.S. federal, state or local income taxes unless they operate within the U.S., in which case they may be subject to federal, state and local income taxes. The aircraft owning subsidiaries resident in Ireland, Mauritius and Singapore are subject to tax in those respective jurisdictions.
We have a U.S. based subsidiary which provides management services to our non-U.S. subsidiaries and is subject to U.S. federal, state and local income taxes. We also have Ireland and Singapore based subsidiaries which provide management services to our non-U.S. subsidiaries and are subject to tax in those respective jurisdictions.
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

Other comprehensive income:

	Three Months Ended March 31,
	2013	2014
	(Dollars in thousands)
Net income	$23,064	$5,777
Net change in fair value of derivatives, net of tax expense of $118 and $804, respectively	3,826	370
Derivative loss reclassified into earnings	8,274	9,327
Total comprehensive income	$35,164	$15,474

Other comprehensive income was $15.5 million for the three months ended March 31, 2014, a decrease of $19.7 million from the $35.2 million of other comprehensive income for the three months ended March 31, 2013. Other comprehensive income for the three months ended March 31, 2014 primarily consisted of:

•	$5.8 million of net income;

•
$0.4 million gain from a change in fair value of interest rate derivatives, net of taxes which is due primarily to net settlements for the three months ended March 31, 2014 partially offset by a slight loss due to a downward shift in the one-month LIBOR forward curve; and

•	$9.3 million of amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.
Other comprehensive income for the three months ended March 31, 2013 primarily consisted of:

•	$23.1 million of net income;

•
a $3.8 million gain from a change in fair value of interest rate derivatives, net of taxes which is due primarily to net settlements for the three months ended March 31, 2013, partially offset by a slight loss due to a downward shift in the one-month LIBOR forward curve; and

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
During the first quarter of 2014, we impaired two aircraft, one Boeing 737-400, which was returned to us as scheduled by the lessee and one Boeing 747-400 converted freighter, for which we agreed to an early lease termination with our customer. For these two aircraft, we recorded impairment charges totaling $18.3 million and recorded maintenance revenue of $17.2 million during the three months ended March 31, 2014.
At March 31, 2014, we had a total of 9 aircraft with a total net book value of $208.3 million (of which 2.1% of total net book value represented freighters) that we consider more susceptible to failing our recoverability assessment. The recoverability in the value of these aircraft is more sensitive to changes in contractual cash flows, future cash flow estimates and aircraft residual or scrap values.

RECENT UNADOPTED ACCOUNTING PRONOUNCEMENTS
None

PROPOSED ACCOUNTING PRONOUNCEMENTS
In May 2013, the Financial Accounting Standards Board (“FASB”) issued re-exposure draft, “Leases” (the “Lease Re-ED”), which would replace the existing guidance in the Accounting Standards Codification (“ASC”) 840 (“ASC 840”), Leases. In March 2014, the FASB decided that the accounting for leases by lessors would basically remain unchanged from the concepts existing in current ACS 840 accounting. In addition, the FASB decided that a lessor should be precluded from recognizing selling profit and revenue at lease commencement for any sales-type or direct finance lease that does not transfer control of the underlying asset to the lessee. This requirement aligns the notion of what constitutes a sale in the lessor accounting guidance with that in the forthcoming revenue recognition standard, which evaluates whether a sale has occurred from the customer’s perspective. We anticipate that the final standard may have an effective date no earlier than 2017. We believe that when and if the proposed guidance becomes effective, it will not have a material impact on the Company’s consolidated financial statements.

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
During the first three months of 2014, we met our liquidity and capital resource needs with $103.0 million of cash from operations, $803.2 million of cash from debt financings, $28.0 million of cash from aircraft sales including:
•Closing $500.0 million of Senior Notes due 2021; and
•Closing five secured borrowings in the amount of $344.0 million.

Proceeds from the issuance of our Senior Notes due 2021 were used to pay-off the balance of our 9.75% Senior Notes due 2018 plus accrued interest of $10.2 million and the call premium of $32.8 million on April 25, 2014.
In addition, we increased our revolving credit facility to $450.0 million.
These increases in capital resources were partially offset by the February 2014 repayment of the outstanding principal plus accrued interest and fees due under Securitization No.1 and the termination of the related interest rate derivative, for a total cash payment of $255.2 million, with proceeds from our December 2013 Notes issuance. The aircraft that became unencumbered with the repayment of Securitization No. 1 had a net book value of $410.5 million at December 31, 2013.

As of March 31, 2014, we are in compliance with all applicable covenants in our financings.

We believe that cash on hand, payments received from lessees and other funds generated from operations, secured borrowings for aircraft, borrowings under our 2014 Revolving Credit Facility and other borrowings and proceeds from future aircraft sales will be sufficient to satisfy our liquidity and capital resource needs over the next twelve months. Our liquidity and capital resource needs include payments due under our aircraft purchase obligations, required principal and interest payments under our long-term debt facilities, expected capital expenditures, lessee maintenance payment reimbursements and lease incentive payments over the next twelve months.

Cash Flows

	Three Months Ended March 31,
	2013	2014
	(Dollars in thousands)
Net cash flow provided by operating activities	$92,747	$102,991
Net cash flow provided by (used in) investing activities	43,980	(628,986)
Net cash flow (used in) provided by financing activities	(61,641)	485,478

Operating Activities:
Cash flow from operations was $92.7 million and $103.0 million for the three months ended March 31, 2013 and March 31, 2014, respectively. The increase in cash flow from operations of approximately $10.2 million for the three months ended March 31, 2014 versus the same period in 2013 was primarily a result of:

•	a $21.8 million increase in cash from lease rentals; and

•	a $1.3 million decrease in cash paid for interest.
These inflows were offset partially by:

•	a $11.5 million decrease in cash from maintenance revenue; and

•	a $2.7 million decrease in cash from working capital.

Investing Activities:
Cash provided by investing activities was $44.0 million and cash used in investing activities was $629.0 million for the three months ended March 31, 2013 and March 31, 2014, respectively. The increase in cash flow used in investing activities of $673.0 million for the three months ended March 31, 2014 versus the same period in 2013, was primarily a result of:

•	a $658.9 million increase in the acquisition and improvement of flight equipment; and

•	a $42.0 million decrease in principal repayments on debt investments.
These outflows were offset partially by:

•	a $12.5 million decrease in the net investment in finance leases;

•	an $8.3 million increase in proceeds from the sale of flight equipment; and

•	a $7.1 million decrease in aircraft purchase deposits.

Financing Activities:
Cash used in financing activities was $61.6 million for the three months ended March 31, 2013 as compared to cash provided by financing activities of $485.5 million for the three months ended March 31, 2014. The net increase in cash flow provided by financing activities of $547.1 million for the three months ended March 31, 2014 versus the same period in 2013 was a result of:

•	a $803.2 million increase in proceeds from our Senior Notes due 2021 and bank debt financings on aircraft purchases;

•	a $17.5 million increase in restricted cash and cash equivalents related to security deposits and maintenance payments; and

•	a $5.8 million decrease in repurchases of common shares.
The increases were offset partially by:

•	a $205.1 million increase in securitization and term debt repayments primarily due to the repayment of $219.9 million for Securitization No. 1 in February 2014;

•	a $33.4 million increase in payments for terminated cash flow hedges related to the pay-off of Securitization No. 1;

•	a $14.8 million decrease in security deposits received net of security deposits returned;

•	a $14.3 million increase in deferred financing costs related to the issuance of our Senior Notes due 2021 and bank financings on five acquired aircraft in the first quarter of 2014;

•	a $6.9 million decrease in maintenance deposits received net of maintenance deposits returned; and

•	a $4.9 million increase in dividends.

Debt Obligations
The following table provides a summary of our secured and unsecured debt financings at March 31, 2014:

Debt Obligation	Collateral	Outstanding Borrowing	Number of Aircraft	Interest Rate(1)	Final Stated Maturity(2)
	(Dollars in thousands)
Secured Debt Financings:
Securitization No. 2	Interests in aircraft leases, beneficial interests in aircraft owning/leasing entities and related interests	560,472	39	0.46%	06/14/37
ECA Term Financings	Interests in aircraft, aircraft leases, beneficial interests in aircraft owning/leasing entities and related interests	482,882	8	3.02% to 3.96%	12/3/21 to 11/30/24
Bank Financings	Interests in aircraft, aircraft leases, beneficial interests in aircraft owning/leasing entities and related interests	598,373	13	1.05% to 5.09%	09/15/15 to 04/19/25
Total secured debt financings		1,641,727

Unsecured Debt Financings:
Senior Notes due 2017	None	500,000	—	6.75%	04/15/17
Senior Notes due 2018(3)	None	450,498	—	9.75%	08/01/18
Senior Notes due 2018	None	400,000	—	4.625%	12/05/18
Senior Notes due 2019	None	500,000	—	6.25%	12/01/19
Senior Notes due 2020	None	300,000	—	7.625%	04/15/20
Senior Notes due 2021	None	500,000	—	5.125%	03/15/21
2014 Revolving Credit Facility(4)	None	—	—	N/A	03/31/18
Total unsecured debt financings		2,650,498
Total secured and unsecured debt financings		$4,292,225

(1)	Reflects the floating rate in effect at the applicable reset date plus the margin for Securitization No. 2 and six of our Bank Financings. All other financings have a fixed rate.

(2)	For Securitization No. 2, all cash flows available after expenses and interest are applied to debt amortization.

(3)
Proceeds from the issuance of our Senior Notes due 2021 were used to pay-off the balance of our 9.75% Senior Notes due 2018 plus accrued interest of $10.2 million and the call premium of $32.8 million on April 25, 2014.

(4)
On March 31, 2014, we amended and restructured our existing $335.0 million 2013 Revolving Credit Facility with a new unsecured revolving credit facility (the “2014 Revolving Credit Facility”).  The 2014 Revolving Credit Facility was increased to $450.0 million, has a term of four years and is scheduled to expire in March 2018.

The following Securitization includes a liquidity facility commitment described in the table below:

		Available Liquidity
Facility	Liquidity Facility Provider	December 31, 2013	March 31, 2014	Unused Fee	Interest Rate on any Advances
		(Dollars in thousands)
Securitization No. 2	HSH Nordbank AG	$65,000	$65,000	0.50%	1M Libor + 0.75

Secured Debt Financings:

Securitizations

In February 2014, we repaid the outstanding amount plus accrued interest and fees due under Securitization No.1 and terminated the related interest rate derivative, for a total cash payment of $255.2 million, with proceeds from our December 2013 issuance of our Senior Notes due 2018.

Bank Financings
In February 2014, we entered into two floating rate loans and one fixed rate loan totaling $303.2 million secured by two Boeing 777-300ER aircraft and one Airbus A330-200 aircraft we acquired in 2013. In March 2014, we assumed two floating rate loans totaling $40.8 million in connection with the acquisition of two Boeing 737-800 aircraft. We include these loan facilities in “Bank Financings”. Aircastle Limited has guaranteed the repayment of these Bank Financings.

Unsecured Debt Financings:

Senior Notes due 2021

On March 26, 2014, Aircastle Limited issued $500.0 million aggregate principal amount of Senior Notes due 2021 (the “2021 Senior Notes”). The 2021 Senior Notes will mature on March 15, 2021 and bear interest at the rate of 5.125% per annum, payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2014. Interest will accrue on the 2021 Senior Notes from March 26, 2014. Proceeds from the issuance were used to pay-off the balance of our 9.75% Senior Notes due 2018 plus accrued interest of $10.2 million and the call premium of $32.8 million on April 25, 2014.

2014 Revolving Credit Facility

On March 31, 2014, we amended and restructured our existing $335.0 million 2013 Revolving Credit Facility with a new unsecured revolving credit facility (the “2014 Revolving Credit Facility”).  The 2014 Revolving Credit Facility was increased to $450.0 million, has a term of four years and is scheduled to expire in March 2018.
As of March 31, 2014, we are in compliance with all applicable covenants in all of our financings.

Contractual Obligations
Our contractual obligations consist of principal and interest payments on variable and fixed rate liabilities, interest payments on interest rate derivatives, other aircraft acquisition and conversion agreements and rent payments pursuant to our office leases. Total contractual obligations increased from $5.28 billion at December 31, 2013 to approximately $5.70 billion at March 31, 2014 due primarily to:

•	an increase in borrowings and interest payments as a result of the closing of our Senior Notes due 2021 in March 2014; and

•	additional bank financings on five aircraft.
These increases were offset by:
•the repayment of Securitization No. 1 in February 2014; and
•a decrease in aircraft purchase obligations.

The following table presents our actual contractual obligations and their payment due dates as of March 31, 2014.

	Payments Due By Period as of March 31, 2014
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Principal payments:
Senior Notes due 2017	$500,000	$—	$—	$500,000	$—
Senior Notes due 2018	850,000	450,000	—	400,000	—
Senior Notes due 2019	500,000	—	—	—	500,000
Senior Notes due 2020	300,000	—	—	—	300,000
Senior Notes due 2021	500,000	—	—	—	500,000
Securitization No. 2(1)	560,472	170,444	217,369	172,659	—
ECA Term Financings(2)	482,882	44,208	93,224	100,053	245,397
Bank Financings(3)	598,373	52,332	108,238	156,551	281,252
Total principal payments	4,291,727	716,984	418,831	1,329,263	1,826,649
Interest payments:
Interest payments on debt obligations(4)	981,514	213,780	332,509	261,848	173,377
Interest payments on interest rate derivatives(5)	10,063	4,496	5,226	341	—
Total interest payments	991,577	218,276	337,735	262,189	173,377
Office leases(6)	7,564	1,130	1,985	1,494	2,955
Purchase obligations(7)	406,974	406,974	—	—	—
Total	$5,697,842	$1,343,364	$758,551	$1,592,946	$2,002,981

(1)
Estimated principal payments for these non-recourse financings are based on excess cash flows available from forecasted lease rentals, net maintenance funding and proceeds from asset dispositions after the payment of forecasted operating expenses and interest payments, including interest payments on existing interest rate derivative agreements and policy provider fees.

(2)	Includes scheduled principal payments based upon eight fixed rate, 12-year, fully amortizing loans.

(3)	Includes principal payments based upon individual loan amortization schedules.

(4)
Future interest payments on variable rate, LIBOR-based debt obligations are estimated using the interest rate in effect at March 31, 2014, including a $32.8 million call premium related to the pay off of our 9.75% Senior Notes due 2018.

(5)	Future interest payments on derivative financial instruments are estimated using the spread between the floating interest rates and the fixed interest rates in effect at March 31, 2014.

(6)	Represents contractual payment obligations for our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.

(7)
At March 31, 2014, we had commitments to acquire five aircraft for $406,974. One A320 family aircraft was acquired in the second quarter of 2014 and four 777-300ER aircraft are expected to be acquired once the seller, LATAM, repays its existing financings for these aircraft.

Capital Expenditures
We make capital expenditures from time to time in connection with improvements made to our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the three months ended March 31, 2013 and 2014, we incurred a total of $4.0 million and $1.5 million, respectively, of capital expenditures (including lease incentives) related to the acquisition and improvement of aircraft.
As of March 31, 2014, the weighted average age (by net book value) of our aircraft was approximately 9.1 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Under our leases, the lessee is primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement. At March 31, 2014, we had a $446.7 million maintenance payment liability on our balance sheet, which is a $4.3 million increase from December 31, 2013. The increase consisted of net maintenance cash inflows of $4.1 million and an increase in lease incentive liabilities of $0.2 million. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.

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

Off-Balance Sheet Arrangements
We have entered into a joint venture with an affiliate of Ontario Teachers' Pension Plan, in which we have a 30% equity interest, which does not qualify for consolidated accounting treatment. The assets and liabilities of this joint venture are off our balance sheet and we only record our net investment under the equity method of accounting. See Note 5. - Unconsolidated Equity Method Investment.

Foreign Currency Risk and Foreign Operations
At March 31, 2014, all of our leases are payable to us in U.S. dollars. However, we incur Euro- and Singapore dollar-denominated expenses in connection with our subsidiaries in Ireland and Singapore. For the three months ended March 31, 2014, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated approximately $3.4 million in U.S. dollar equivalents and represented approximately 25% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, it is likely that our international operations and our exposure to foreign currency risk will increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases we may enter into hedging transactions in the future to mitigate this risk. For the three months ended March 31, 2013 and 2014, we incurred insignificant net gains and losses on foreign currency transactions.

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
We held the following interest rate derivatives as of March 31, 2014:

	Derivative Liabilities
Hedged Item	Current Notional Amount	Effective Date	Maturity Date	Future Maximum Notional Amount	Floating Rate	Fixed Rate	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Interest rate derivatives designated as cash flow hedges:
Securitization No. 2	$447,284	Jun-12	Jun-17	$447,284	1M LIBOR	1.26% to 1.28%	Fair value of derivative liabilities	$4,765

In connection with the repayment of Securitization No. 1, two interest rate derivatives hedging the facility were terminated on February 18, 2014, resulting in a net deferred loss of $26.9 million which is being amortized into interest expense using the interest method over the original hedge term.

The weighted average interest pay rates of these derivatives at December 31, 2013 and March 31, 2014 were 3.03%, and 1.27%, respectively.
For the three months ended March 31, 2014, the amount of loss reclassified from accumulated other comprehensive income (“OCI”) into interest expense related to net interest settlements on active interest rate derivatives was $2.8 million. The amount of loss expected to be reclassified from OCI into interest expense over the next 12 months related to net interest settlements on active interest rate derivatives is $4.8 million.
Our interest rate derivatives involve counterparty credit risk. As of March 31, 2014, our interest rate derivatives are held with JP Morgan Chase Bank NA, and Wells Fargo Bank NA. Both of our counterparties or guarantors of these counterparties are considered investment grade (senior unsecured ratings of Aa3 or above) by Moody’s Investors Service. Both are also considered investment grade (long-term foreign issuer ratings of AA- or above) by Standard and Poor’s. We do not anticipate that either of these counterparties will fail to meet their obligations.
In addition to the derivative liability above, another component of the fair value of our interest rate derivatives is accrued interest. As of March 31, 2014, accrued interest payable included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheet was $0.3 million related to interest rate derivatives designated as cash flow hedges.
On an ongoing basis, terminated interest rate derivative notionals are evaluated against debt forecasts. To the extent that interest payments are deemed remote to occur, deferred gains or losses are accelerated into interest expense as applicable.
The following table summarizes the deferred (gains) and losses and related amortization into interest expense for our terminated interest rate derivative contracts for the three months ended March 31, 2013 and 2014:

Hedged Item	Original Maximum Notional Amount	Effective Date	Maturity Date	Fixed Rate %	Termination Date	Deferred (Gain) or Loss Upon Termination	Unamortized Deferred (Gain) or Loss at March 31, 2014			(2)
								2013(1)	2014(1)
	(Dollars in Thousands)
Securitization No. 2	410,000	Feb-07	Apr-17	5.14	Jun-07	(3,119)	(598)	(79)	(68)	(246)
Term Financing No. 1	150,000	Jul-07	Dec-17	5.14	Mar-08	15,281	4,192	364	328	1,263
Term Financing No. 1	440,000	Jun-07	Feb-13	4.88	Partial – Mar-08 Full – Jun-08	26,281	—	384	—	—
Term Financing No. 1	248,000	Aug-07	May-13	5.33	Jun-08	9,888	—	523	—	—
Term Financing No. 1(3)	710,068	Jun-08	May-13	4.04	De-designated – Mar-12 Terminated – April-12	19,026	—	4,283	—	—
Term Financing No. 1(3)	491,718	May-13	May-15	5.31	De-designated – Mar-12 Terminated – April-12	31,403	15,151	—	4,103	13,877
Senior Notes due 2018	360,000	Jan-08	Feb-19	5.16	Partial – Jun-08 Full – Oct-08	23,077	6,622	62	402	1,545
ECA Term Financing for New A330 Aircraft	231,000	Apr-10	Oct-15	5.17	Partial – Jun-08 Full – Dec-08	15,310	1,519	942	210	764
ECA Term Financing for New A330 Aircraft	238,000	Jan-11	Apr-16	5.23	Dec-08	19,430	5,881	894	821	3,096
ECA Term Financing for New A330 Aircraft	238,000	Jul-11	Sep-16	5.27	Dec-08	17,254	4,343	560	514	1,937
Securitization No. 1	451,911	Jun-06	Jun-16	5.78	Feb-14	20,762	18,854	—	1,908	8,795
Securitization No. 1	108,089	Jun-06	Jun-16	5.78	Feb-14	6,101	5,540	—	561	2,584
Total						$200,694	$61,504	$7,933	$8,779	$33,615

(1)	Amount of deferred (gain) or loss amortized (including accelerated amortization) into interest expense for the three months ended March 31, 2013 and 2014.

(2)	Amount of Deferred (Gain) or Loss Expected to be Amortized over the Next Twelve Months.

On an ongoing basis, terminated interest rate derivative notionals are evaluated against debt forecasts. To the extent that interest payments are deemed remote to occur, deferred gains or losses are accelerated into interest expense as applicable.

For the three months ended March 31, 2014, the amount of deferred net loss reclassified from OCI into interest expense related to our terminated interest rate derivatives was $8.8 million. The amount of deferred net loss expected to be reclassified from OCI into interest expense over the next 12 months related to our terminated interest rate derivatives is $33.6 million, of which $13.9 million relates to Term Financing No. 1 interest rate derivatives terminated in 2012, $11.4 million relates to Securitization No. l interest rate derivatives terminated in 2014, $5.8 million relates to ECA Term Financings for New A330 Aircraft, $1.3 million relates to other financings and $1.3 million relates to Term Financing No. 1 derivatives terminated in 2008.
For the three months ended March 31, 2014, the amount of effective deferred loss reclassified from OCI into interest expense related to our designated active interest rate derivative was $0.5 million.
The following table summarizes amounts charged directly to the consolidated statement of income for the three months ended March 31, 2013 and 2014, respectively, related to our interest rate derivatives:

	Three Months Ended March 31,
	2013	2014
	(Dollars in thousands)
Interest expense:
Hedge ineffectiveness losses	$128	$53
Amortization:
Amortization of loss on designated interest rate derivative	341	548
Amortization of deferred losses	7,933	8,779
Total Amortization	8,274	9,327
Total charged to interest expense	$8,402	$9,380

Other income:
Mark to market gains on undesignated interest rate derivatives	$1,215	$681
Total charged to other income	$1,215	$681

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
The table below shows the reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the three months ended March 31, 2013 and 2014, respectively.

	Three Months Ended March 31,
	2013	2014
	(Dollars in thousands)
Net income	$23,064	$5,777
Depreciation	69,900	73,927
Amortization of net lease discounts and lease incentives	7,081	6,591
Interest, net	59,152	64,263
Income tax provision	3,584	883
EBITDA	$162,781	$151,441
Adjustments:
Impairment of aircraft	6,199	18,263
Non-cash share based payment expense	811	990
Gain on mark to market of interest rate derivative contracts	(1,215)	(681)
Adjusted EBITDA	$168,576	$170,013

Management’s Use of Adjusted Net Income (“ANI”)

Management believes that ANI, when viewed in conjunction with the Company’s results under US GAAP and the below reconciliation, provides useful information about operating and period-over-period performance, and provides additional information that is useful for evaluating the underlying operating performance of our business without regard to periodic reporting elements related to interest rate derivative accounting, changes related to refinancing activity and non-cash share based payment expense.

The table below shows the reconciliation of net income to ANI for the three months ended March 31, 2013 and 2014, respectively.

	Three Months Ended March 31,
	2013	2014
	(Dollars in thousands)
Net income	$23,064	$5,777
Ineffective portion and termination of hedges(1)	128	53
Gain on mark to market of interest rate derivative contracts(2)	(1,215)	(681)
Stock compensation expense(3)	811	990
Term Financing No. 1 hedge loss amortization charges(1)	4,283	4,104
Securitization No. 1 hedge loss amortization charges (1)	341	3,017
Adjusted net income	$27,412	$13,260

(1)	Included in Interest, net.

(2)	Included in Other income (expense).

(3)	Included in Selling, general and administrative expenses.

	Three Months Ended March 31,
Weighted-average shares:	2013	2014
Common shares outstanding	67,896,481	80,387,371
Restricted common shares	492,906	500,524
Total weighted-average shares	68,389,387	80,887,895

	Three Months Ended March 31,
Percentage of weighted-average shares:	2013	2014
Common shares outstanding	99.28%	99.38%
Restricted common shares	0.72%	0.62%
Total	100.00%	100.00%

	Three Months Ended March 31,
	2013	2014
Weighted-average common shares outstanding – Basic	67,896,481	80,387,371
Effect of dilutive shares	—	—
Weighted-average common shares outstanding - Diluted (b)	67,896,481	80,387,371

	Three Months Ended March 31,
	2013	2014
	(Dollars in thousands, except per share amounts)
Adjusted net income (loss) allocation:
Adjusted net income	$27,412	$13,260
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(198)	(82)
Adjusted net income allocable to common shares – Basic and Diluted	$27,214	$13,178

Adjusted net income per common share – Basic and Diluted	$0.40	$0.16

(a)
For the three months ended March 31, 2013 and 2014, distributed and undistributed earnings to restricted shares is 0.72% and 0.62% of net income. The amount of restricted share forfeitures for all periods present is immaterial to the allocation of distributed and undistributed earnings.

(b)	For the three months ended March 31, 2013 and 2014, we had no dilutive shares.

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
A hypothetical 100-basis point increase/decrease in our variable interest rates would increase/decrease the minimum contracted rentals on our portfolio as of March 31, 2014 by $3.2 million and $0.9 million, respectively, over the next twelve months. As of March 31, 2014, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $3.1 million and $0.8 million, respectively, net of amounts received from our interest rate derivatives, over the next twelve months.

Item 4.    Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2014. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION
Item 1.    Legal Proceedings
The Company is not a party to any material legal or adverse regulatory proceedings.

Item 1A. Risk Factors
There have been no material changes to the disclosure related to the risk factors described in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2013.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the first quarter of 2014, we purchased our common shares as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (a)
	(Dollars in thousands, except per share amounts)
January	109,134	(b)	$19.16	—	$30,000
February	—			—	30,000
March	—		—	—	30,000
Total	109,134		$19.16	—	$30,000

(a)	The remaining dollar value of common shares that may be purchased under the repurchase program approved by the Company's Board of Directors on November 5, 2012 is $30,000.

(b)
Our Compensation Committee approved the repurchase of common shares pursuant to an irrevocable election made under the Amended and Restated Aircastle Limited 2005 Equity and Incentive Plan, in satisfaction of minimum tax withholding obligations associated with the vesting of restricted common shares during the first quarter of 2014.

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

4.7
Second Supplemental Indenture, dated as of March 26, 2014 by and among Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s current Report on Form 8-K filed with the SEC on March 26, 2014.

10.1
Amended and Restated Credit Agreement, dated as of March 31, 2014, by and among Aircastle Limited, the several lenders from time to time parties thereto, and Citibank N.A., in its capacity as agent for the lenders. *

10.2
Form of Aircraft Lease Agreement, dated February 21, 2014, between Wells Fargo Bank Northwest, National Association, not in its individual capacity but solely as owner trustee, as Lessor, and LATAM Airlines Group S.A., as Lessee. *†

10.3	Aircraft Lease Shared Terms, dated February 21, 2014, for LATAM Airlines Group S.A., as Lessee. *†
10.4
Form of Aircraft Purchase Agreement, dated February 21, 2014, between Wells Fargo Bank Northwest, National Association, not in its individual capacity but solely as owner trustee, as Purchaser, and LATAM Airlines Group S.A. *†

10.5	Framework Deed, dated February 21, 2014, between Aircastle Holding Corporation Limited and LATAM Airlines Group S.A. *†
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
99.1	Owned Aircraft Portfolio at March 31, 2014. *
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and March 31, 2014, (ii) Consolidated Statements of Income for the three months ended March 31, 2013 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2014, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2014, and (v) Notes to Unaudited Consolidated Financial Statements r

*     Filed herewith.

†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission. Such portions have been omitted in reliance on a request for confidential treatment.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 7, 2014

AIRCASTLE LIMITED
(Registrant)
By:	/s/ Aaron Dahlke
Aaron Dahlke
Chief Accounting Officer and Authorized Officer