Form 10-Q
period 2014-06-30
Aircastle LTD
filed 2014-08-01
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________
FORM 10-Q
 _______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑
As of July 28, 2014, there were 81,007,388 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries
Form 10-Q

PART I. — FINANCIAL INFORMATION
Item 1.        Financial Statements
Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31, 2013	June 30, 2014
		(Unaudited)
ASSETS
Cash and cash equivalents	$654,613	$187,532
Accounts receivable	2,825	6,041
Restricted cash and cash equivalents	122,773	101,358
Restricted liquidity facility collateral	107,000	65,000
Flight equipment held for lease, net of accumulated depreciation of $1,430,325 and $1,407,022	5,044,410	5,577,966
Net investment in finance leases	145,173	72,600
Unconsolidated equity method investment	21,123	21,838
Other assets	153,976	179,232
Total assets	$6,251,893	$6,211,567

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings (including borrowings of ACS Ireland VIEs of $152,545 and $85,478, respectively)	$1,586,835	$1,552,493
Borrowings from unsecured financings	2,150,527	2,200,000
Accounts payable, accrued expenses and other liabilities	111,661	131,675
Lease rentals received in advance	49,235	52,215
Liquidity facility	107,000	65,000
Security deposits	118,804	130,611
Maintenance payments	442,432	433,703
Fair value of derivative liabilities	39,992	4,757
Total liabilities	4,606,486	4,570,454

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 250,000,000 shares authorized, 80,806,975 shares issued and outstanding at December 31, 2013; and 81,007,388 shares issued and outstanding at June 30, 2014	808	810
Additional paid-in capital	1,562,106	1,562,736
Retained earnings	158,398	134,909
Accumulated other comprehensive loss	(75,905)	(57,342)
Total shareholders’ equity	1,645,407	1,641,113
Total liabilities and shareholders’ equity	$6,251,893	$6,211,567
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Revenues:
Lease rental revenue	$157,918	$183,231	$314,508	$357,566
Finance lease revenue	4,114	3,897	7,998	7,884
Amortization of lease premiums, discounts and lease incentives	(8,709)	414	(15,790)	(6,177)
Maintenance revenue (including contra maintenance revenue of $0 and $0 for the three months ended and $0 and $16,382 for the six months ended June 30, 2013 and 2014, respectively)	13,185	36,182	30,051	39,224
Total lease revenue	166,508	223,724	336,767	398,497
Other revenue	3,870	2,422	9,800	4,252
Total revenues	170,378	226,146	346,567	402,749

Operating expenses:
Depreciation	72,079	75,784	141,979	149,711
Interest, net	66,656	60,494	125,808	124,757
Selling, general and administrative (including non-cash share based payment expense of $1,053 and $1,228 for the three months ended and $1,864 and $2,218 for the six months ended June 30, 2013 and 2014, respectively)	13,182	14,057	26,467	28,001
Impairment of Aircraft	—	28,306	6,199	46,569
Maintenance and other costs	6,138	2,646	9,550	4,509
Total expenses	158,055	181,287	310,003	353,547

Other income (expense):
Gain on sale of flight equipment	21,317	884	22,509	1,994
Loss on extinguishment of debt	—	(36,570)	—	(36,570)
Other	2,946	—	4,161	757
Total other income (expense)	24,263	(35,686)	26,670	(33,819)

Income from continuing operations before income taxes	36,586	9,173	63,234	15,383
Income tax provision	3,732	6,558	7,316	7,441
Earnings of unconsolidated equity method investment, net of tax	—	521	—	971
Net income	$32,854	$3,136	$55,918	$8,913

Earnings per common share — Basic:
Net income per share	$0.48	$0.04	$0.82	$0.11

Earnings per common share — Diluted:
Net income per share	$0.48	$0.04	$0.82	$0.11

Dividends declared per share	$0.165	$0.200	$0.330	$0.400
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014

Net income	$32,854	$3,136	$55,918	$8,913
Other comprehensive income, net of tax:
Net change in fair value of derivatives, net of tax expense of $193 and $0 for the three months ended and $311 and $804 for the six months ended June 30, 2013 and 2014, respectively	8,127	12	11,953	382
Net derivative loss reclassified into earnings	9,711	8,854	17,985	18,181
Other comprehensive income	17,838	8,866	29,938	18,563
Total comprehensive income	$50,692	$12,002	$85,856	$27,476

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2014
Cash flows from operating activities:
Net income	$55,918	$8,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	141,979	149,711
Amortization of deferred financing costs	8,781	6,987
Amortization of net lease discounts and lease incentives	15,790	6,177
Deferred income taxes	3,237	3,999
Non-cash share based payment expense	1,864	2,218
Cash flow hedges reclassified into earnings	17,985	18,181
Security deposits and maintenance payments included in earnings	(25,538)	(40,006)
Gain on sale of flight equipment	(22,509)	(1,994)
Loss on extinguishment of debt	—	36,570
Impairment of aircraft	6,199	46,569
Other	(3,817)	(91)
Changes in certain assets and liabilities:
Accounts receivable	(410)	(3,619)
Other assets	4,834	(1,914)
Accounts payable, accrued expenses and other liabilities	(3,824)	(20,438)
Lease rentals received in advance	(7,050)	2,742
Net cash provided by operating activities	193,439	214,005
Cash flows from investing activities:
Acquisition and improvement of flight equipment and lease incentives	(331,067)	(834,467)
Proceeds from sale of flight equipment	253,909	246,037
Restricted cash and cash equivalents related to sale of flight equipment	—	7,600
Aircraft purchase deposits and progress payments	(1,869)	(3,785)
Net investment in finance leases	(11,605)	(14,258)
Collections on finance leases	4,052	6,219
Unconsolidated equity method investment and associated costs	—	(159)
Distributions from unconsolidated equity method investment in excess of earnings	—	651
Principal repayments on debt investment	42,001	—
Other	(829)	(405)
Net cash used in investing activities	(45,408)	(592,567)
Cash flows from financing activities:
Issuance of shares net of repurchases	(7,940)	(2,091)
Proceeds from notes and term debt financings	—	803,200
Securitization and term debt financing repayments	(294,064)	(827,512)
Debt extinguishment costs	—	(32,835)
Deferred financing costs	(557)	(15,834)
Restricted secured liquidity facility collateral	—	42,000
Secured liquidity facility collateral	—	(42,000)
Restricted cash and cash equivalents related to financing activities	(81,664)	13,815
Security deposits and maintenance payments received	104,787	83,144
Security deposits and maintenance payments returned	(33,975)	(44,577)
Payments for terminated cash flow hedges	—	(33,427)
Dividends paid	(22,565)	(32,402)
Net cash (used in) provided by financing activities	(335,978)	(88,519)
Net increase (decrease) in cash and cash equivalents	(187,947)	(467,081)
Cash and cash equivalents at beginning of period	618,217	654,613
Cash and cash equivalents at end of period	$430,270	$187,532
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$100,374	$112,386
Cash paid for income taxes	$529	$3,630
Supplemental disclosures of non-cash investing activities:
Purchase deposits, advance lease rentals, security deposits and maintenance payments assumed in asset acquisitions	$21,958	$18,522
Term debt financings assumed in asset acquisitions	$84,721	$39,061
Advance lease rentals, security deposits, and maintenance payments settled in sale of flight equipment	$35,475	$17,533
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2014

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
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure since the balance sheet date of June 30, 2014 through the date on which the consolidated financial statements included in this Form 10-Q were issued.

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
Effective June 1, 2014, the Company adopted the Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) 2014-08 (“ASU 2014-08”), Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This ASU raises the threshold for disposals to qualify as discontinued operations by focusing on strategic shifts that have or will have a major effect on an entity’s operations and financial results. This ASU also allows companies to have significant continuing involvement and continuing cash flows with the disposed component and requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. ASU 2014-08 applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date and should be applied prospectively. Early adoption of the guidance is permitted for new disposals (or new classifications as held for sale) that have not been reported in financial

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2014

statements previously issued or available for issuance. The adoption of ASU 2014-08 did not have a material impact on the Company’s consolidated financial statements.

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

Proposed Accounting Pronouncements
In May 2013, the FASB issued re-exposure draft, “Leases” (the “Lease Re-ED”), which would replace the existing guidance in the Accounting Standards Codification (“ASC”) 840 (“ASC 840”), Leases. In March 2014, the FASB decided that the accounting for leases by lessors would basically remain unchanged from the concepts existing in current ASC 840 accounting. In addition, the FASB decided that a lessor should be precluded from recognizing selling profit and revenue at lease commencement for any sales-type or direct finance lease that does not transfer control of the underlying asset to the lessee. This requirement aligns the notion of what constitutes a sale in the lessor accounting guidance with that in the forthcoming revenue recognition standard, which evaluates whether a sale has occurred from the customer’s perspective. We anticipate that the final standard may have an effective date no earlier than 2017. We believe that when and if the proposed guidance becomes effective, it will not have a material impact on the Company’s consolidated financial statements.
On May 28, 2014, the FASB and the International Accounting Standards Board (the “IASB”) (collectively, the Boards), jointly issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Lease contracts within the scope of ASC 840, Leases, are specifically excluded from ASU No. 2014-09. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. The standard is effective for public entities beginning after December 15, 2016. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company is currently evaluating its existing revenue recognition policies to determine the affect this new guidance will have on the Company’s consolidated financial statements.

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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2014

The following tables set forth our financial assets and liabilities as of December 31, 2013 and June 30, 2014 that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

		Fair Value Measurements at December 31, 2013 Using Fair Value Hierarchy
	Fair Value as of December 31, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$654,613	$654,613	$—	$—	Market
Restricted cash and cash equivalents	122,773	122,773	—	—	Market
Total	$777,386	$777,386	$—	$—

Liabilities:
Derivative liabilities	$39,992	$—	$39,992	$—	Income

		Fair Value Measurements at June 30, 2014 Using Fair Value Hierarchy
	Fair Value as of June 30, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$187,532	$187,532	$—	$—	Market
Restricted cash and cash equivalents	101,358	101,358	—	—	Market
Total	$288,890	$288,890	$—	$—

Liabilities:
Derivative liabilities	$4,757	$—	$4,757	$—	Income

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
The following tables reflect the activity for the classes of our assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2013 and 2014, respectively:

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2014

	Assets
	Debt Investments
	Three Months Ended June 30,		Six Months Ended June 30, 2014
	2013	2014	2013	2014
Balance at beginning of period	$—	$—	$40,388	$—
Total gains/(losses), net:
Included in other revenue	—	—	1,613	—
Settlements	—	—	(42,001)	—
Balance at end of period	$—	$—	$—	$—

For the three and six months ended June 30, 2013 and 2014, we had no transfers into or out of Level 3; however, we settled the debt investment during the first quarter of 2013.
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

Aircraft Valuation
During the second quarter of 2014, we impaired two Boeing 747-400 converted freighters, one of which is off-lease and the other which has a scheduled lease expiry in December 2014. We intend to sell both aircraft rather than reinvest in further maintenance necessary for releasing, and we classified one as Flight Equipment Held for Sale in Other Assets on our consolidated Balance Sheet. For the off-lease aircraft, we recorded an impairment charge totaling $17,419 during the three months ended June 30, 2014. We previously recorded maintenance revenue of $3,853 and reversed lease incentives of $857 during the three months ended December 31, 2013 when this aircraft was returned to us. For the aircraft with a scheduled lease expiry in December 2014, we recorded an impairment charge totaling $10,723 and recorded maintenance revenue of $5,986 and reversed lease incentives of $3,626 during the six months ended June 30, 2014.
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
June 30, 2014

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
 The carrying amounts and fair values of our financial instruments at December 31, 2013 and June 30, 2014 are as follows:

	December 31, 2013		June 30, 2014
	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)
Securitizations	$(828,871)	$(779,901)	$(497,001)	$(466,589)
ECA term financings	(493,708)	(506,227)	(471,978)	(494,552)
Bank financings	(264,256)	(268,435)	(583,514)	(589,012)
Senior Notes	(2,150,527)	(2,325,965)	(2,200,000)	(2,396,401)
All of our financial instruments are classified as Level 2 with the exception of our Senior Notes, which are classified as Level 1.

Note 3. Lease Rental Revenues and Flight Equipment Held for Lease
Minimum future annual lease rentals contracted to be received under our existing operating leases of flight equipment at June 30, 2014 were as follows:

Year Ending December 31,	Amount
Remainder of 2014	$356,704
2015	672,220
2016	588,472
2017	449,088
2018	326,299
Thereafter	883,681
Total	$3,276,464
Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Region	2013	2014	2013	2014
Europe	33%	28%	33%	29%
Asia and Pacific	38%	38%	38%	40%
North America	9%	10%	9%	10%
South America	9%	15%	9%	12%
Middle East and Africa	11%	9%	11%	9%
Total	100%	100%	100%	100%
The classification of regions in the tables above and in the table and discussion below is determined based on the principal location of the lessee of each aircraft.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2014

For the three months ended June 30, 2013, one customer accounted for 8% of lease rental revenue and four additional customers accounted for a combined 23% of lease rental revenue. No other customer accounted for more than 5% of lease rental revenue. For the three months ended June 30, 2014, one customer accounted for 9% of lease rental revenue and an additional two customers separately accounted for 11% of lease rental revenue. No other customer accounted for more than 5% of lease rental revenue.
For the six months ended June 30, 2013, one customer accounted for 8% of lease rental revenue and four additional customers accounted for a combined 23% of lease rental revenue. No other customer accounted for more than 5% of lease rental revenue. For the six months ended June 30, 2014, one customer accounted for 6% of lease rental revenue and an additional two customers separately accounted for 10% of lease rental revenue. No other customer accounted for more than 5% of lease rental revenue.
The following table sets forth revenue attributable to individual countries representing at least 10% of total revenue (including maintenance revenue) based on each lessee’s principal place of business:

	Three Months Ended June 30,
	2013			2014
Country	Revenue	Percent of Total Revenue	Number of Lessees	Revenue	Percent of Total Revenue	Number of Lessees
India(1) (3)	$—	—%	—	$25,707	11%	1
United States(2) (3)	—	—%	—	24,390	11%	5
China(4)	17,610	10%	4	$—	—%	—

(1) Total revenue for the three months ended June 30, 2014 includes $19,582 of maintenance revenue related to scheduled lease terminations.
(2) Total revenue for the three months ended June 30, 2014 includes $5,986 of maintenance revenue related to aircraft impairment.
(3) Total revenue was less than 10% for the three months ended June 30, 2013.
(4) Total revenue was less than 10% for the three months ended June 30, 2014.

	Six Months Ended June 30,
	2013			2014
Country	Revenue	Percent of Total Revenue	Number of Lessees	Revenue	Percent of Total Revenue	Number of Lessees
China(1)	$36,913	11%	4	—	—%	—
United States(1)	33,002	10%	7	$—	—%	—

(1) Total revenue was less than 10% for the six months ended June 30, 2014.

Geographic concentration of net book value of flight equipment (includes net book value of flight equipment held for lease and net investment in finance leases) was as follows:

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2014

	December 31, 2013			June 30, 2014
Region	Number of Aircraft		Net Book Value %	Number of Aircraft(1)	Net Book Value %
Europe	64		30%	62	27%
Asia and Pacific	56		41%	46	40%
North America	19		10%	21	9%
South America	14		7%	13	14%
Middle East and Africa	7		11%	6	10%
Off-lease	2	(2)	1%	—	—%
Total	162		100%	148	100%

_______________

(1)	At June 30, 2014, excludes two aircraft classified as Flight Equipment Held for Sale.

(2)
Consisted of two Boeing 747-400 converted freighter aircraft, one of which was subject to a commitment to lease and was delivered to our customer in the first quarter of 2014 and the other is included in Flight Equipment Held for Sale.

At December 31, 2013 and June 30, 2014, no country represented at least 10% of net book value of flight equipment based on each lessee’s principal place of business.
 At December 31, 2013 and June 30, 2014, the amounts of lease incentive liabilities recorded in maintenance payments on the consolidated balance sheets were $28,611 and $26,742, respectively.

Note 4. Net Investment in Finance Leases
At June 30, 2014, our net investment in finance leases represents four aircraft leased to two customers in the United States, one aircraft leased to a customer in Canada and one aircraft leased to a customer in Croatia. The following table lists the components of our net investment in finance leases at June 30, 2014:

Amount
Total lease payments to be received	$57,971
Less: Unearned income	(18,630)
Estimated residual values of leased flight equipment (unguaranteed)	33,259
Net investment in finance leases	$72,600

At June 30, 2014, minimum future lease payments on finance leases are as follows:

Year Ending December 31,	Amount
Remainder of 2014	$6,466
2015	12,889
2016	12,889
2017	11,974
2018	4,080
Thereafter	9,673
Total	$57,971

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2014

Note 5. Unconsolidated Equity Method Investment
On December 19, 2013, the Company formed a joint venture to invest in leased aircraft with an affiliate of Ontario Teachers’ Pension Plan (“Teachers’ “) in which we have a 30% equity interest. Teachers’ holds more than 5% of our common shares. Accordingly, the formation of the joint venture and the sale of the A330 aircraft to the joint venture was submitted to, and approved by, our Audit Committee in December of 2013 under our related party policy. The assets and liabilities of this joint venture are off our balance sheet and we only record our net investment under the equity method of accounting.
While the Company has no obligation to make additional investments in the joint venture, we have agreed to return to the joint venture any portion of distributions from the joint venture which comprise lessee maintenance payments, to the extent that the joint venture must reimburse such maintenance payments to the lessee. The Company has recorded a $2,141 guarantee liability which is reflected in Maintenance payments on the balance sheet.

Investment in joint venture at December 31, 2013	$21,123
Investment in joint venture	1,418
Earnings from joint venture, net of tax	971
Distributions	(1,674)
Investment in joint venture at June 30, 2014	$21,838

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
Aircastle is the primary beneficiary of ACS Ireland 2, as we have both the power to direct the activities of the VIE that most significantly impacts the economic performance of such VIE and we bear the significant risk of loss and participate in gains through Class E-1 Securities. Although Aircastle has not guaranteed the ACS Ireland 2 debt, Aircastle wholly owns ACS Bermuda 2 which has fully and unconditionally guaranteed the ACS Ireland 2 VIE obligations. The activity that most significantly impacts the economic performance is the leasing of aircraft. Aircastle Advisor (Ireland) Limited (Aircastle’s wholly owned subsidiary) is the remarketing servicer and is responsible for the leasing of the aircraft. An Irish charitable trust owns 95% of the common shares of ACS Ireland 2. The Irish charitable trust’s risk is limited to its annual dividend of $2. At June 30, 2014, the assets of ACS Ireland 2 include seven aircraft transferred into the VIE at historical cost basis in connection with Securitization No. 2.
The assets of the ACS Ireland 2 as of June 30, 2014 are $189,908. The liabilities of the ACS Ireland 2, net of $40,351 Class E-1 Securities held by the Company, which is eliminated in consolidation, as of June 30, 2014 are $155,415.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2014

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
The only assets that the Air Knight VIEs have on their books are financing leases that are eliminated in the consolidated financial statements and deferred financing costs. The related aircraft, with a net book value as of June 30, 2014 of $656,434 were included in our flight equipment held for lease. The consolidated debt outstanding of the Air Knight VIEs as of June 30, 2014 is $471,978.

Note 7. Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured term debt financings were as follows:

	At December 31, 2013	At June 30, 2014
Debt Obligation	Outstanding Borrowings	Outstanding Borrowings	Interest Rate(1)	Final Stated Maturity(2)
Secured Debt Financings:
Securitization No. 1(3)	$225,034	$—	—%	—
Securitization No. 2	603,837	497,001	0.46%	06/14/37
ECA Term Financings	493,708	471,978	3.02% to 3.96%	12/3/21 to 11/30/24
Bank Financings	264,256	583,514	1.05% to 5.09%	09/15/15 to 04/19/25
Total secured debt financings	1,586,835	1,552,493

Unsecured Debt Financings:
Senior Notes due 2017	500,000	500,000	6.75%	04/15/17
Senior Notes due 2018(4)	450,527	—	—%	—
Senior Notes due 2018	400,000	400,000	4.625%	12/05/18
Senior Notes due 2019	500,000	500,000	6.250%	12/01/19
Senior Notes due 2020	300,000	300,000	7.625%	04/15/20
Senior Notes due 2021	—	500,000	5.125%	03/15/21
2014 Revolving Credit Facility(5)	—	—	N/A	03/31/18
Total unsecured debt financings	2,150,527	2,200,000

Total secured and unsecured debt financings	$3,737,362	$3,752,493

(1)	Reflects the floating rate in effect at the applicable reset date plus the margin for Securitization No. 2 and six of our Bank Financings. All other financings have a fixed rate.

(2)	For Securitization No. 2, all cash flows available after expenses and interest are applied to debt amortization.

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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2014

(5)
On March 31, 2014, we amended and restructured our existing $335,000 2013 Revolving Credit Facility with a new unsecured revolving credit facility (the “2014 Revolving Credit Facility”).  The 2014 Revolving Credit Facility was increased to $450,000, has a term of four years and is scheduled to expire in March 2018 and was undrawn at June 30, 2014.

The following Securitization includes a liquidity facility commitment described in the table below:

		Available Liquidity
Facility	Liquidity Facility Provider	December 31, 2013	June 30, 2014	Unused Fee	Interest Rate on any Advances
Securitization No. 2	HSH Nordbank AG	$65,000	$65,000	0.50%	1M Libor + 0.75

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

Unsecured Debt Financings:

Senior Notes due 2021

On March 26, 2014, Aircastle Limited issued $500,000 aggregate principal amount of Senior Notes due 2021 (the “2021 Senior Notes”). The 2021 Senior Notes will mature on March 15, 2021 and bear interest at the rate of 5.125% per annum, payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2014. Interest will accrue on the 2021 Senior Notes from March 26, 2014. Proceeds from the issuance were used to pay-off the outstanding amount of our 9.75% Senior Notes due 2018 plus accrued interest of $10,238, and the call premium of $32,835 on April 25, 2014. We also wrote off $3,735 of debt issuance costs associated with the pay-off of the Senior Notes due 2018. Both the call premium and the write-off of debt issuance costs are included in Other income (expense) - Loss on Extinguishment of Debt on our consolidated statement of income.

2014 Revolving Credit Facility

On March 31, 2014, we amended and restructured our existing $335,000 2013 Revolving Credit Facility with the 2014 Revolving Credit Facility.  The 2014 Revolving Credit Facility was increased to $450,000, has a term of four years and is scheduled to expire in March 2018.

As of June 30, 2014, we are in compliance with all applicable covenants in all of our financings.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2014

Note 8. Dividends
The following table sets forth the quarterly dividends declared by our board of directors for the periods covered in this report:

Declaration Date	Dividend per Common Share	Aggregate Dividend Amount	Record Date	Payment Date
February 18, 2013	$0.165	$11,268	March 4, 2013	March 15, 2013
May 1, 2013	$0.165	$11,297	May 31, 2013	June 14, 2013
August 2, 2013	$0.165	$13,330	August 30, 2013	September 13, 2013
October 29, 2013	$0.200	$16,163	November 29, 2013	December 13, 2013
February 21, 2014	$0.200	$16,201	March 7, 2014	March 14, 2014
May 5, 2014	$0.200	$16,202	May 30, 2014	June 13, 2014

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Weighted-average shares:
Common shares outstanding	67,828,919	80,389,996	67,862,513	80,388,691
Restricted common shares	631,368	643,590	508,288	572,452
Total weighted-average shares	68,460,287	81,033,586	68,370,801	80,961,143

Percentage of weighted-average shares:
Common shares outstanding	99.08%	99.21%	99.26%	99.29%
Restricted common shares	0.92%	0.79%	0.74%	0.71%
Total	100.00%	100.00%	100.00%	100.00%

The calculations of both basic and diluted earnings per share are as follows:

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2014

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Earnings per share – Basic:
Net income	$32,854	$3,136	$55,918	$8,913
Less: Distributed and undistributed earnings allocated to restricted common shares (a)	(303)	(25)	(416)	(63)
Earnings available to common shareholders – Basic	$32,551	$3,111	$55,502	$8,850

Weighted-average common shares outstanding – Basic	67,828,919	80,389,996	67,862,513	80,388,691

Earnings per common share – Basic	$0.48	$0.04	$0.82	$0.11

Earnings per share – Diluted:
Net income	$32,854	$3,136	$55,918	$8,913
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(303)	(25)	(416)	(63)
Earnings available to common shareholders – Diluted	$32,551	$3,111	$55,502	$8,850

Weighted-average common shares outstanding – Basic	67,828,919	80,389,996	67,862,513	80,388,691
Effect of dilutive shares(b)	—	—	—	—
Weighted-average common shares outstanding – Diluted	67,828,919	80,389,996	67,862,513	80,388,691

Earnings per common share – Diluted	$0.48	$0.04	$0.82	$0.11

(a)
For the three months ended June 30, 2013 and 2014, distributed and undistributed earnings to restricted shares is 0.92% and 0.79% of net income. For the six months ended June 30, 2013 and 2014, distributed and undistributed earnings to restricted shares is 0.74% and 0.71% of net income. The amount of restricted share forfeitures for all periods present is immaterial to the allocation of distributed and undistributed earnings.

(b)	For the three and six months ended June 30, 2013 and 2014, we had no dilutive shares.

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
The sources of income from continuing operations before income taxes and earnings of unconsolidated equity method investment for the three and six months ended June 30, 2013 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
U.S. operations	$791	$756	$1,196	$1,521
Non-U.S. operations	35,795	8,417	62,038	13,862
Total	$36,586	$9,173	$63,234	$15,383

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2014

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
The consolidated income tax expense for the three and six months ended June 30, 2013 and 2014 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2013 and 2014, respectively.
The Company’s effective tax rate for the three and six months ended June 30, 2013 was 10.2% and 11.6% respectively, compared to 71.5% and 48.4% respectively, for the three and six months ended June 30, 2014. Movements in the effective tax rates are generally caused by changes in the proportion of the Company’s pre-tax earnings in taxable and non-tax jurisdictions. For the six months ended June 30, 2014, the interim period effective tax rate reflects the loss on extinguishment of debt in the amount of $36,570 related to Bermuda operations, which was treated as a discrete item with no tax benefit.
Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Notional U.S. federal income tax expense (benefit) at the statutory rate	$12,805	$3,211	$22,132	$5,384
U.S. state and local income tax, net	52	40	86	119
Non-U.S. operations:
Bermuda	(8,989)	2,811	(12,865)	6,240
Ireland	410	2,537	(491)	(752)
Singapore	171	(1,282)	147	(2,477)
Other	(806)	(771)	(1,876)	(1,369)
Non-deductible expenses in the U.S.	97	19	199	318
Other	(8)	(7)	(16)	(22)
Income tax provision	$3,732	$6,558	$7,316	$7,441

Note 11. Interest, Net
The following table shows the components of interest, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities (1)	$50,823	$48,172	$99,414	$99,857
Hedge ineffectiveness losses	(24)	6	104	59
Amortization of interest rate derivatives related to deferred losses	9,711	8,854	17,985	18,181
Amortization of deferred financing fees (2)	6,346	3,567	8,781	6,987
Interest Expense	66,856	60,599	126,284	125,084
Less interest income	(200)	(105)	(476)	(327)
Interest, net	$66,656	$60,494	$125,808	$124,757

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2014

(1) For the three and six months ended June 30, 2013, includes the loan termination fee of $2,954 related to two ECA aircraft sold in June 2013.
(2) For the three and six months ended June 30, 2013, includes the write-off of deferred financings fees of $3,825 related to the repayment of two ECA Financings.

Note 12. Commitments and Contingencies
At June 30, 2014, we had commitments to acquire seven aircraft for $490,155. Three aircraft are mid-aged, current technology narrow-bodies which we expect will close during the third quarter of 2014. The other four aircraft are Boeing 777-300ERs to be purchased from and leased back to LATAM once the existing financings are repaid. We now expect this transaction to be completed during the first half of 2015.

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
We held the following interest rate derivatives as of June 30, 2014:

	Derivative Liabilities
Hedged Item	Current Notional Amount	Effective Date	Maturity Date	Future Maximum Notional Amount	Floating Rate	Fixed Rate	Balance Sheet Location	Fair Value
Interest rate derivatives designated as cash flow hedges:
Securitization No. 2	$422,276	Jun-12	Jun-17	$422,276	1M LIBOR	1.26% to 1.28%	Fair value of derivative liabilities	$4,757

In connection with the repayment of Securitization No. 1., two interest rate derivatives hedging the facility were terminated on February 18, 2014, resulting in a net deferred loss of $26,863 which is being amortized into interest expense using the effective interest method over the original hedge term.
The weighted average interest pay rates of these derivatives at December 31, 2013 and June 30, 2014 were 3.03% and 1.27%, respectively.
For the six months ended June 30, 2014, the amount of loss reclassified from accumulated other comprehensive income (“OCI”) into interest expense related to net interest settlements on active interest rate derivatives was $4,044. The amount of loss expected to be reclassified from OCI into interest expense over the next 12 months related to net interest settlements on active interest rate derivatives is $5,319.
Our interest rate derivatives involve counterparty credit risk. As of June 30, 2014, our interest rate derivatives are held with JP Morgan Chase Bank NA and Wells Fargo Bank NA. Both of our counterparties or guarantors of these counterparties are considered investment grade (senior unsecured ratings of Aa3 or above) by Moody’s Investors Service. Both are also considered investment grade (long-term foreign issuer ratings of AA- or above) by Standard and Poor’s. We do not anticipate that either of these counterparties will fail to meet their obligations.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2014

In addition to the derivative liability above, another component of the fair value of our interest rate derivatives is accrued interest. As of June 30, 2014, accrued interest payable included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheet was $289 related to interest rate derivatives designated as cash flow hedges.
Following is the effect of interest rate derivatives on the statement of financial performance for the six months ended June 30, 2014:

Effective Portion				Ineffective Portion
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (a)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (b)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative (c)
Interest rate derivatives	$(3,577)	Interest expense	$(22,140)	Interest expense	$(62)

(a)
This represents the change in fair market value of our interest rate derivatives since year end, net of taxes, offset by the amount of actual cash paid related to the net settlements of the interest rate derivatives for the six months ended June 30, 2014.

(b)
This represents the amount of actual cash paid, net of taxes, related to the net settlements of the interest rate derivatives for the six months ended June 30, 2014 plus any effective amortization of net deferred interest rate derivative losses.

(c)	This represents both realized and unrealized ineffectiveness incurred during the six months ended June 30, 2014.

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain or (Loss) Recognized in Income On Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate derivatives	Other income (expense)	$681

On an ongoing basis, terminated interest rate derivative notionals are evaluated against debt forecasts. To the extent that interest payments are deemed remote to occur, deferred gains or losses are accelerated into interest expense as applicable.
For the six months ended June 30, 2014, the amount of deferred net loss reclassified from OCI into interest expense related to our terminated interest rate derivatives was $17,633. The amount of deferred net loss expected to be reclassified from OCI into interest expense over the next 12 months related to our terminated interest rate derivatives is $30,924, of which $11,313 relates to Term Financing No. 1 interest rate derivatives terminated in 2012, $11,211 relates to Securitization No. l interest rate derivatives terminated in 2014, $5,890 relates to ECA Term Financings for New A330 Aircraft, $1,283 relates to other financings and $1,227 relates to Term Financing No. 1 derivatives terminated in 2008.
For the six months ended June 30, 2014, the amount of effective deferred loss reclassified from OCI into interest expense related to our designated active interest rate derivative was $548.
The following table summarizes amounts charged directly to the consolidated statement of income for the three and six months ended June 30, 2013 and 2014, respectively, related to our interest rate derivatives:

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2014

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Interest expense:
Hedge ineffectiveness losses	$(24)	$6	$104	$59
Amortization:
Accelerated amortization of deferred losses (1)	2,027	3	2,027	3
Amortization of loss on designated interest rate derivative	404	—	745	548
Amortization of deferred losses	7,280	8,851	15,213	17,630
Total Amortization	9,711	8,854	17,985	18,181
Total charged to interest expense	$9,687	$8,860	$18,089	$18,240

Other income:
Mark to market gains on undesignated interest rate derivatives	$1,657	$—	$2,872	$681
Total charged to other income	$1,657	$—	$2,872	$681

(1) For the three and six months ended June 30, 2013, represents accelerated amortization of deferred hedge losses related to two aircraft sold in June 2013.

Note 14. Other Assets
The following table describes the principal components of other assets on our consolidated balance sheet as of:

	December 31, 2013	June 30, 2014
Deferred debt issuance costs, net of amortization of $61,104 and $46,996, respectively	$52,464	$57,848
Deferred federal income tax asset	1,218	1,046
Lease incentives and lease premiums, net of amortization of $41,136 and $21,722, respectively	72,181	62,119
Flight equipment held for sale	9,474	36,939
Aircraft purchase deposits	10,000	3,000
Other assets	8,639	18,280
Total other assets	$153,976	$179,232

Note 15. Accounts Payable, Accrued Expenses and Other Liabilities
The following table describes the principal components of accounts payable, accrued expenses and other liabilities recorded on our consolidated balance sheet as of:

	December 31, 2013	June 30, 2014
Accounts payable and accrued expenses	$30,204	$21,005
Deferred federal income tax liability	33,178	38,864
Accrued interest payable	39,213	27,133
Lease discounts, net of amortization of $6,458 and $4,900 respectively	9,066	44,673
Total accounts payable, accrued expenses and other liabilities	$111,661	$131,675

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2014

Note 16. Accumulated Other Comprehensive Loss
The following table describes the principal components of accumulated other comprehensive loss recorded on our consolidated balance sheet as of:

Changes in accumulated other comprehensive loss by component(a)	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Beginning balance	$(66,208)	$(75,905)
Amount recognized in other comprehensive loss on derivatives, net of tax benefit of $15 and tax expense of $721, respectively	(1,197)	(3,577)
Amounts reclassified from accumulated other comprehensive loss into income, net of tax expense of $15 and $83, respectively	10,063	22,140
Net current period other comprehensive income	8,866	18,563
Ending balance	$(57,342)	$(57,342)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

Reclassifications from accumulated other comprehensive loss(a)	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014

Amount of effective amortization of net deferred interest rate derivative losses(b)	$8,854	$18,181
Effective amount of net settlements of interest rate derivatives, net of tax expense of $15 and $83, respectively(b)	1,209	3,959
Amount of loss reclassified from accumulated other comprehensive loss into income(c)	$10,063	$22,140

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
Certain items in this Quarterly Report on Form 10-Q (this “report”), and other information we provide from time to time, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not necessarily limited to, statements relating to our ability to acquire, sell, lease or finance aircraft, raise capital, pay dividends, and increase revenues, earnings, EBITDA, Adjusted EBITDA and Adjusted Net Income and the global aviation industry and aircraft leasing sector. Words such as “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “may,” “will,” “would,” “could,” “should,” “seeks,” “estimates” and variations on these words and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements; Aircastle can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any forward-looking statements contained in this report. Factors that could have a material adverse effect on our operations and future prospects or that could cause actual results to differ materially from Aircastle expectations include, but are not limited to, capital markets disruption or volatility which could adversely affect our continued ability to obtain additional capital to finance new investments or our working capital needs; government fiscal or tax policies, general economic and business conditions or other factors affecting demand for aircraft or aircraft values and lease rates; our continued ability to obtain favorable tax treatment in Bermuda, Ireland and other jurisdictions; our ability to pay dividends; high or volatile fuel prices, lack of access to capital, reduced load factors and/or reduced yields, operational disruptions caused by political unrest and other factors affecting the creditworthiness of our airline customers and their ability to continue to perform their obligations under our leases and other risks detailed from time to time in Aircastle’s filings with the Securities and Exchange Commission (“SEC”) including as previously disclosed in Aircastle’s 2013 Annual Report on Form 10-K, and elsewhere in this report. In addition, new risks and uncertainties emerge from time to time, and it is not possible for Aircastle to predict or assess the impact of every factor that may cause its actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this report. Aircastle Limited expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

WEBSITE AND ACCESS TO COMPANY’S REPORTS
The Company’s Internet website can be found at www.aircastle.com. Our annual reports on Forms 10-K, quarterly reports on Forms 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) are available free of charge through our website under “Investors — SEC Filings” as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.
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

OVERVIEW
We acquire, lease, and sell commercial jet aircraft with large, global operator bases and long useful lives. As of June 30, 2014, our portfolio consisted of 148 aircraft leased to 63 lessees located in 37 countries. Our aircraft fleet is managed by an experienced team based in the United States, Ireland and Singapore. Typically, our aircraft are subject to net leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs, although in a majority of cases, we are obligated to pay a portion of specified maintenance or modification costs. From time to time, we also make investments in other aviation assets, including debt investments secured by commercial jet aircraft. As of June 30, 2014, the net book value of our flight equipment and finance lease aircraft was $5.65 billion compared to $5.19 billion at the end of 2013. Our revenues and net income for the three and six months ended June 30, 2014 were $226.1 million and $3.1 million, and $402.7 million and $8.9 million, respectively.
Commercial air travel and air freight activity have been long-term growth sectors, broadly correlated with world economic activity and expanding at a rate of one to two times the rate of global GDP growth. The expansion of air travel has driven a rise in the world aircraft fleet. There are currently more than 18,000 commercial mainline passenger and freighter aircraft in operation worldwide. This fleet is expected to continue expanding at an average annual rate, net of retirements, of approximately 3.6% through 2033. In addition, aircraft leasing companies own an increasing share of the world’s commercial jet aircraft, and now account for more than one-third of this fleet.
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
Air traffic data for the first five months of 2014 showed a continued strong trend in passenger market growth. Air cargo traffic showed slow improvement as world trade and economic growth increased.  According to the International Air Transport Association, during 2014 global passenger traffic increased by 6.2% and air cargo traffic increased by 4.4% as compared to the same period in 2013.  Passenger traffic growth was strong, driven by rising economic growth and business confidence.  The air cargo market, which is more sensitive than the passenger sector to economic conditions, appears to have stabilized after weak performances in 2012 and 2011, although these results are hampered by overcapacity and a muted response to a global economic rebound.
There are significant regional variations in both passenger and air cargo demand. Certain emerging market economies such as China, Turkey, and Brazil, among others, have been experiencing significant increases in air traffic, driven by rising levels of per capita air travel. Air traffic in other regions such as the Middle East, is being driven by a more long-term structural change in global traffic flows, with more long-haul “hub and spoke” traffic flowing through the Persian Gulf. In contrast, more mature markets such as North America and Western Europe are likely to grow more slowly in tandem with their economies. Additionally, airlines operating in areas with political instability have seen more modest growth and their outlook is more uncertain. In aggregate, we believe that passenger and cargo traffic will increase over time and we expect demand for modern, fuel efficient aircraft to continue to remain strong over the long-term.
Capital availability for aircraft has varied over time, but has been generally strong over the past several years in the world’s debt and equity markets. Strong US debt capital markets conditions particularly benefited certain borrowers by permitting access to financing at historic lows while higher fees have driven down export credit agency (“ECA”) demand. Commercial bank debt continued to play a critical role in the air finance market with traditional aviation lenders, along with a number of new entrants, providing capacity to top tier airlines and lessors. Although financing for used aircraft has improved relative to the prior year as bank lenders and bond investors seek higher returns on investments, absolute levels of capacity remain low compared to new aircraft financing opportunities. We believe these market forces should generate attractive new investment and trading opportunities upon which we are well placed to capitalize given our access to the U.S. capital markets.

We plan to grow our business and profits over the long-term by continuing to employ the following elements of our fundamental business strategy:

•
Pursuing a disciplined, “value oriented” investment strategy. In our view, the relative values of different aircraft investments change over time. As a consequence, we maintain a “value oriented” investment strategy to seek out the best risk-adjusted return opportunities across the commercial jet market. To this end, we carefully evaluate investments across different aircraft models, ages, lessees and acquisition sources and re-evaluate these choices periodically as market conditions and relative investment values change. In this respect, we believe the financing flexibility offered through unsecured debt enables our value oriented strategy and provides us with a competitive advantage for many investment opportunities. We believe this approach is somewhat unique among the larger aircraft leasing companies.

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

•
Maintaining efficient access to capital from a wide range of sources. We believe the aircraft investment market is subject to forces related to the business cycle and , our strategy is to increase our purchase activity when prices are low and to emphasize asset sales when competition and therefore prices for assets is high. In order to implement this approach, we believe maintaining access to a wide variety of financing sources over the business cycle is very important. To that end, our strategy is to maintain corporate credit ratings from major ratings agencies, manage to strong credit metrics, own a large pool of unencumbered assets and increase our asset base so as to maintain good access to capital during a variety of business conditions.

•
Selling assets when attractive opportunities arise and for portfolio management purposes. We pursue asset sales as opportunities arise over the course of the business cycle with the aim of realizing profits and reinvesting proceeds where more accretive investments are available. We also use asset sales for portfolio management purposes such as reducing lessee specific concentrations and lowering residual value exposures to certain aircraft types and also to exit from an investment when a sale would provide the greatest expected cash flow for us.

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

•
Intending to pay quarterly dividends to our shareholders based on the Company’s sustainable earnings levels. However our ability to pay quarterly dividends will depend upon many factors, including those as described in Item 1A. “Risk Factors,” and elsewhere in our 2013 Annual Report on Form 10-K. On May 5, 2014, our board of directors declared a regular quarterly dividend of $0.20 per common share, or an aggregate of $16.2 million for the three months ended June 30, 2014, which was paid on June 13, 2014 to holders of record on May 30, 2014. These dividends may not be indicative of the amount of any future dividends.

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
The amount of maintenance revenue we recognize in any reporting period is inherently volatile and is dependent upon a number of factors, including the timing of lease expiries, including scheduled and unscheduled expiries, the timing of maintenance events and the utilization of the aircraft by the lessee. If a lease requires end of lease term maintenance payments, typically the lessee would be required to pay us for its utilization of the aircraft during the lease; however, in some cases, we may owe a net payment (referred to as contra maintenance revenue) to the lessee in the event heavy maintenance is performed and paid for by the lessee during the lease term and the aircraft is returned to us in better condition than at lease inception.
Many of our leases contain provisions which may require us to pay a portion of the lessee’s costs for heavy maintenance, overhaul or replacement of certain high-value components in excess of amounts paid to us by the lessee in the form of maintenance payments. We account for these expected payments as lease incentives, which are amortized as a reduction of revenue over the life of the lease. We estimate the amount of our portion for such costs, typically for the first major maintenance event for the airframe, engines, landing gear and auxiliary power units, expected to be paid to the lessee based on assumed utilization of the related aircraft by the lessee, the anticipated cost of the maintenance event and the estimated amounts the lessee is responsible to pay.
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

2014 Lease Expirations and Lease Placements
With regards to aircraft with leases expiring in 2014, since the beginning of the year, we sold, leased or have lease or sale commitments for 22 of these aircraft. This leaves five aircraft representing 1.6% of our net book value of flight equipment (including flight equipment held for lease and net investment in finance leases) at June 30, 2014, to market for lease or sale. We expect to sell four of these aircraft, representing 0.9% of such net book value of flight equipment and the remaining aircraft is expected to be placed on lease.

2015-2018 Lease Expirations and Lease Placements
Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in the period 2015-2018 representing the percentage of our net book value of flight equipment (including flight equipment held for lease and net investment in finance leases) at June 30, 2014 specified below:

•	2015: 17 aircraft, representing 8%;

•	2016: 25 aircraft, representing 10%;

•	2017: 33 aircraft, representing 21%; and

•	2018: 19 aircraft, representing 14%.

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

Acquisitions and Sales
During the first six months of 2014, we acquired 11 aircraft and two engines for $915.9 million. Seven aircraft which were less than five years old accounted for $818.9 million of this total. As of June 30, 2014, we also had commitments to acquire seven additional aircraft for approximately $490.2 million. We expect to acquire three of these aircraft for approximately $117.0 million during the third quarter of 2014. The four other aircraft are Boeing Model 777-300ERs to be purchased from and leased back to LATAM once the existing financings are repaid. We now expect this transaction to be completed during the first half of 2015.
During the first six months of 2014, we sold 23 aircraft, including four freighters and eleven older aircraft for $246.0 million and we repaid $20.2 million in associated debt. Of these, 17 aircraft were sold during the second quarter as noted in the table shown below. Six of the second quarter 2014 dispositions are “exit sales” of aircraft nearing the end of their economic lives. Exit sales usually follow from a determination that the best economic decision for an aircraft is to sell it as it reaches lease expiry rather than to reinvest and enable a follow-on lease.
The other 11 aircraft sales are “opportunistic” and reflecting favorable current market conditions. These sales are intended to capture strong market demand and enable us to realize gains and generally represent situations where we believe we can deploy our capital more efficiently be reinvesting in other assets.
In addition to these completed sales, we also disposed of one Boeing Model 747-400 converted freighter early in July 2014. This aircraft was classified as “held for sale” on our June 30, 2014 Balance Sheet. We also determined that we intend to sell two other Boeing Model 747-400 converted freighter aircraft by the end of this year. One of these is off-lease and was classified as “held for sale” on our June 30, 2014 Balance Sheet while the other is due to come off-lease during the fourth quarter.

Type of Sales Activity ($ in thousands)	No. of Aircraft	Maintenance Revenue	Lease Incentive Revenue(1)	Gain (Loss) on Sale of Flight Equipment	Impairment	Pre-tax Impact
Opportunistic sales	11	$—	$—	$16,976	$—	$16,976
Exit sales	6	25,861	154	(16,092)	—	9,923
Total sales	17	25,861	154	884	—	26,899
Freighter exits	2	5,986	3,626	—	(28,306)	(18,694)
Total	19	$31,847	$3,780	$884	$(28,306)	$8,205
__________________
(1) Included in Amortization of lease premiums, discounts and lease incentives.

The following table sets forth certain information with respect to the aircraft owned by us as of June 30, 2014:

AIRCASTLE AIRCRAFT INFORMATION (dollars in millions)

	Owned Aircraft as of June 30, 2013(1)	Owned Aircraft as of June 30, 2014(1)
Flight Equipment	$4,779	$5,651
Unencumbered Flight Equipment	$2,346	$3,187
Number of Aircraft(2)	158	148
Number of Unencumbered Aircraft	76	91
Number of Lessees	67	63
Number of Countries	36	37
Weighted Average Age – Passenger (years)(3)	10.0	7.9
Weighted Average Age – Freighter (years)(3)	13.3	12.6
Weighted Average Age – Combined (years)(3)	10.8	8.6
Weighted Average Remaining Passenger Lease Term (years)(3)	5.0	5.1
Weighted Average Remaining Freighter Lease Term (years)(4)	4.0	3.7
Weighted Average Remaining Combined Lease Term (years)(4)	4.7	4.9
Weighted Average Fleet Utilization during the three months ended June 30, 2013 and 2014(5)	98%	100%
Weighted Average Fleet Utilization during the six months ended June 30, 2013 and 2014(5)	98%	99%
Portfolio Yield for the three months ended June 30, 2013 and 2014(6)	13.4%	13.1%
Portfolio Yield for the six months ended June 30, 2013 and 2014(6)	13.5%	13.3%

(1)	Calculated using net book value of flight equipment held for lease and net investment in finance leases at period end.

(2)	At June 30, 2014, excludes two aircraft classified as Flight Equipment Held for Sale.

(3)	Weighted average age by net book value.

(4)	Weighted average remaining lease term by net book value.

(5)	Aircraft on-lease days as a percent of total days in period weighted by net book value.

(6)	Lease rental revenue for the period as a percent of the average net book value of flight equipment held for lease for the period; quarterly information is annualized.

Our owned aircraft portfolio as of June 30, 2014 is listed in Exhibit 99.1 to this report.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of June 30, 2014
	Number of Aircraft	% of Net Book Value(1)
Aircraft Type
Passenger:
Narrowbody	90	30%
Midbody	32	31%
Widebody	10	23%
Total Passenger	132	84%
Freighter	16	16%
Total	148	100%

Manufacturer
Boeing	82	57%
Airbus	61	41%
Embraer	5	2%
Total	148	100%

Regional Diversification
Europe	62	27%
Asia and Pacific	46	40%
North America	21	9%
South America	13	14%
Middle East and Africa	6	10%
Total	148	100%

(1)	Calculated using net book value of flight equipment held for lease and net investment in finance leases at period end.

Our largest customer represents less than 10% of the net book value of flight equipment held for lease (includes net book value of flight equipment held for lease and net investment in finance leases) at June 30, 2014. Our top 15 customers for aircraft we owned at June 30, 2014, representing 64 aircraft and 65% of the net book value of flight equipment held for lease, are as follows:

Percent of Net Book Value	Customer	Country	Number of Aircraft
Greater than 6% per customer	LATAM	Chile	4
	Thai Airways	Thailand	3

3% to 6% per customer	South African Airways	South Africa	4
	Singapore Airlines	Singapore	4
	Martinair(1)	Netherlands	5
	Emirates	United Arab Emirates	2
	Garuda	Indonesia	4
	US Airways(2)	USA	11
	Virgin Australia	Australia	2
	AirBridge Cargo(3)	Russia	2

Less than 3% per customer	Jet Airways	India	6
	EVA Airways	Taiwan	4
	SriLankan Airlines	Sri Lanka	4
	Air Atlanta	Iceland	4
	Azul	Brazil	5

(1)	If combined with one other affiliated customer, represents 4.9% of flight equipment held for lease.

(2)	US Airways has merged with American Airlines.

(3)	Guaranteed by Volga-Dnepr Airlines.

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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2013 to the three months ended June 30, 2014:

	Three Months Ended June 30,
	2013	2014
	(Dollars in thousands)
Revenues:
Lease rental revenue	$157,918	$183,231
Finance lease revenue	4,114	3,897
Amortization of net lease premiums, discounts and lease incentives	(8,709)	414
Maintenance revenue (including contra maintenance revenue of $0 and $0 for the three months ended June 30, 2013 and 2014, respectively)	13,185	36,182
Total lease revenue	166,508	223,724
Other revenue	3,870	2,422
Total revenues	170,378	226,146
Operating expenses:
Depreciation	72,079	75,784
Interest, net	66,656	60,494
Selling, general and administrative	13,182	14,057
Impairment of aircraft	—	28,306
Maintenance and other costs	6,138	2,646
Total operating expenses	158,055	181,287
Other income (expense):
Gain on sale of flight equipment	21,317	884
Loss on extinguishment of debt	—	(36,570)
Other	2,946	—
Total other income (expense)	24,263	(35,686)
Income from continuing operations before income taxes	36,586	9,173
Income tax provision	3,732	6,558
Earnings of unconsolidated equity method investment, net of tax	—	521
Net income	$32,854	$3,136

Revenues:
Total revenues increased by 32.7%, or $55.8 million, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, primarily as a result of the following:
Lease rental revenue. The increase in lease rental revenue of $25.3 million for the three months ended June 30, 2014 as compared to the same period in 2013 was primarily the result of:

•	$51.2 million of revenue reflecting the full quarter impact of 22 aircraft purchased in 2013 and ten aircraft purchased in 2014.
This increase was offset partially by a decrease in lease rental revenue of:

•	$20.3 million due to aircraft sales; and

•	$5.6 million from the effect of lease terminations and other changes and $1.3 million due to lease extensions and transitions.

Finance lease revenue: For the three months ended June 30, 2014, $3.9 million of interest income from finance leases was recognized as compared to $4.1 million of interest income from finance leases recorded for the same period in 2013.

Amortization of net lease premiums, discounts and lease incentives.

	Three Months Ended June 30,
	2013	2014
	(Dollars in thousands)
Amortization of lease incentives	$(6,829)	$(382)
Amortization of lease premiums	(2,184)	(2,183)
Amortization of lease discounts	304	2,979
Amortization of net lease premiums, discounts and lease incentives	$(8,709)	$414

As more fully described above under “Revenues,” lease incentives represent our estimated portion of the lessee’s cost for heavy maintenance, overhaul or replacement of certain high-value components which is amortized over the life of the related lease. As we enter into new leases, the amortization of lease incentives generally increases and, conversely, if a related lease terminates, the related unused lease incentive liability will reduce the amortization of lease incentives. The decrease in amortization of lease incentives of $6.4 million for the three months ended June 30, 2014 as compared to the same period in 2013 was primarily attributable to the reversal of $3.6 million of lease incentive amortization in the three months ended June 30, 2014 related to a change in forecasted maintenance events for one lease.
As more fully described above under “Revenues,” lease discounts represent the present value of the amount below current lease rates for acquired aircraft with attached leases. The increase in amortization of lease discounts of $2.7 million for the three months ended June 30, 2014 as compared to the same period in 2013 resulted from six aircraft purchases in 2014 and the full quarter amortization of four aircraft purchased during the last six months of 2013.

Maintenance revenue.

	Three Months Ended June 30,
	2013		2014
	Dollars (in thousands)	Number of Leases	Dollars (in thousands)	Number of Leases
Unscheduled lease terminations	$3,235	1	$—	—
Scheduled lease terminations	9,950	4	36,182	9
Maintenance revenue	$13,185	5	$36,182	9
Unscheduled lease terminations. For the three months ended June 30, 2013, we recorded maintenance revenue from unscheduled lease terminations of $3.2 million primarily associated with one aircraft returned in the second quarter of 2013 resulting from an early termination agreement with the lessee. Comparatively, for the same period in 2014, we did not record any maintenance revenue from unscheduled lease terminations.
Scheduled lease terminations. For the three months ended June 30, 2013, we recorded $10.0 million of maintenance revenue from four scheduled lease terminations. Comparatively, for the same period in 2014, we recorded $30.2 million of maintenance revenue from eight scheduled lease terminations and $6.0 million from a change in estimate for an aircraft scheduled to return in December 2014.
Other revenue. For the three months ended June 30, 2013, other revenue was $3.9 million which represents additional fees paid by one lessee in connection with the early termination of one lease. For the three months ended June 30, 2014, other revenue was $2.4 million which primarily represents additional fees paid by one lessee in connection with the early termination of one lease.

Operating expenses:
Total operating expenses increased by $23.2 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, primarily as a result of the following:

Depreciation expense increased by 5.1%, or $3.7 million for the three months ended June 30, 2014 as compared to the same period in 2013. The net increase is primarily the result of:

•	a $17.3 million increase in depreciation for aircraft acquired; and

•	a $0.8 million decrease due to changes in asset lives and residual values.
This increase was partially offset by:

•	a $13.7 million decrease in depreciation for aircraft sales; and

•	a $0.7 million increase due to capitalized aircraft improvements being fully depreciated.

Interest, net consisted of the following:

	Three Months Ended June 30,
	2013	2014
	(Dollars in thousands)
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$50,823	$48,172
Hedge ineffectiveness losses	(24)	6
Amortization of interest rate derivatives related to deferred losses	9,711	8,854
Amortization of deferred financing fees and notes discount	6,346	3,567
Interest Expense	66,856	60,599
Less interest income	(200)	(105)
Interest, net	$66,656	$60,494
Interest, net decreased by $6.2 million, or 9.2%, over the three months ended June 30, 2013. The net decrease is primarily a result of:

•
a $2.7 million decrease in interest expense on our borrowings driven by loan breakage fees in connection with the early repayment of two ECA loans in June 2013 of $3.0 million, offset by higher interest on borrowings of $0.3 million driven by higher weighted average debt outstanding ($3.92 billion for the three months ended June 30, 2014 as compared to $3.51 billion for the three months ended June 30, 2013); and

•	a $2.8 million decrease in deferred financing fees primarily due to the write-off of $3.8 million of fees related to the early repayment of two ECA Loans in June 2013.
Selling, general and administrative expenses for the three months ended June 30, 2014 increased slightly over the same period in 2013. Non-cash share based expense was $1.1 million and $1.2 million for the three months ended June 30, 2013 and 2014, respectively.
Impairment of Aircraft - See “Summary of Impairments and Recoverability Assessment” below for a detailed discussion of impairment charges related to certain aircraft.
Maintenance and other costs were $2.6 million for the three months ended June 30, 2014, a decrease of $3.5 million over the same period in 2013. The net decrease is primarily related to lower maintenance costs of $1.8 million related to unscheduled terminations and $2.5 million related to scheduled terminations and transitions for the three months ended June 30, 2014 versus the same period in 2013.  This decrease is partially offset by an increase of $0.9 million in maintenance costs attributable to routine costs such as inspections.

Other income (expense):
Total other income (expense) decreased $59.9 million for the three months ended June 30, 2014 as compared to the same period in 2013, primarily as a result of the following:

Gain on sale of flight equipment consisted of 11 “opportunistic” aircraft sales reflecting favorable current market conditions in 2014 versus three in 2013.  These sales are intended to capture strong market demand and enable us to realize gains and generally represent situations where we believe we can deploy our capital more efficiently by reinvesting in other assets.

Loss on sale of flight equipment consisted of six “exit sales” aircraft dispositions nearing the end of their economic lives versus four in 2013.  Exit sales usually follow from a determination that the best economic decision for an aircraft is to sell it as it reaches lease expiry rather than to reinvest an enable a follow-on lease.

	Number of Aircraft	Maintenance Revenue	Lease Incentive Revenue	Gain (Loss) on Sale of Flight Equipment	Pre-tax Impact
Opportunistic sales	11	$—	$—	$16,976	$16,976
Exit sales	6	25,861	154	(16,092)	9,923
Total sales	17	$25,861	$154	$884	$26,899

Loss on extinguishment of debt of $36.6 million related to the early payment of our 9.75% Senior Notes due 2018.
Other decreased by $2.9 million, primarily related to the mark to market value of an undesignated interest rate derivative.

Income tax provision
Our provision for income taxes for the three months ended June 30, 2013 and 2014 was $3.7 million and $6.6 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland, Singapore and the United States. The increase in our income tax provision of approximately $2.8 million for the three months ended June 30, 2014 as compared to the same period in 2013 was primarily attributable to changes in operating income subject to tax in Ireland, Singapore, the United States and other jurisdictions and treating the $36.6 million loss on extinguishment of debt relating to Bermuda operations as a discrete item with no tax benefit.
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

Other comprehensive income:

	Three Months Ended June 30,
	2013	2014
	(Dollars in thousands)
Net income	$32,854	$3,136
Net change in fair value of derivatives, net of tax expense of $193 and $0, respectively	8,127	12
Derivative loss reclassified into earnings	9,711	8,854
Total comprehensive income	$50,692	$12,002

Other comprehensive income was $12.0 million for the three months ended June 30, 2014, a decrease of $38.7 million from the $50.7 million of other comprehensive income for the three months ended June 30, 2013. Other comprehensive income for the three months ended June 30, 2014 primarily consisted of:

•	$3.1 million of net income; and

•	$8.9 million of amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.
Other comprehensive income for the three months ended June 30, 2013 primarily consisted of:

•	$32.9 million of net income;

•
an $8.1 million gain from a change in fair value of interest rate derivatives, net of taxes which is due primarily to net settlements for the three months ended June 30, 2013, partially offset by a slight loss due to a downward shift in the one-month LIBOR forward curve; and

•	$9.7 million of amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.

RESULTS OF OPERATIONS
Comparison of the six months ended June 30, 2013 to the six months ended June 30, 2014:

	Six Months Ended June 30,
	2013	2014
	(Dollars in thousands)
Revenues:
Lease rental revenue	$314,508	$357,566
Finance lease revenue	7,998	7,884
Amortization of net lease premiums, discounts and lease incentives	(15,790)	(6,177)
Maintenance revenue (including contra maintenance revenue of $0 and $16,382 for the six months ended June 30, 2013 and 2014, respectively)	30,051	39,224
Total lease revenue	336,767	398,497
Other revenue	9,800	4,252
Total revenues	346,567	402,749
Operating expenses:
Depreciation	141,979	149,711
Interest, net	125,808	124,757
Selling, general and administrative	26,467	28,001
Impairment of aircraft	6,199	46,569
Maintenance and other costs	9,550	4,509
Total operating expenses	310,003	353,547
Other income (expense):
Gain on sale of flight equipment	22,509	1,994
Loss on extinguishment of debt	—	(36,570)
Other	4,161	757
Total other income (expense)	26,670	(33,819)
Income from continuing operations before income taxes	63,234	15,383
Income tax provision	7,316	7,441
Earnings of unconsolidated equity method investment, net of tax	—	971
Net income	$55,918	$8,913

Revenues:
Total revenues increased by 16.2%, or $56.2 million, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, primarily as a result of the following:
Lease rental revenue. The increase in lease rental revenue of $43.1 million for the six months ended June 30, 2014 as compared to the same period in 2013 was primarily the result of:

•	$89.3 million of revenue reflecting the full quarter impact of 22 aircraft purchased in 2013 and ten aircraft purchased in 2014.
This increase was offset partially by a decrease in lease rental revenue of:

•	$37.2 million due to aircraft sales; and

•	$9.0 million from the effect of lease terminations and other changes and $2.1 million due to lease extensions and transitions.

Finance lease revenue: For the six months ended June 30, 2014, $7.9 million of interest income from finance leases was recognized as compared to $8.0 million of interest income from finance leases recorded for the same period in 2013.

Amortization of net lease premiums, discounts and lease incentives.

	Six Months Ended June 30,
	2013	2014
	(Dollars in thousands)
Amortization of lease incentives	$(12,186)	$(6,154)
Amortization of lease premiums	(4,126)	(4,513)
Amortization of lease discounts	522	4,490
Amortization of net lease premiums, discounts and lease incentives	$(15,790)	$(6,177)

As more fully described above under “Revenues,” lease incentives represent our estimated portion of the lessee’s cost for heavy maintenance, overhaul or replacement of certain high-value components which is amortized over the life of the related lease. As we enter into new leases, the amortization of lease incentives generally increases and, conversely, if a related lease terminates, the related unused lease incentive liability will reduce the amortization of lease incentives. The decrease in amortization of lease incentives of $6.0 million for the six months ended June 30, 2014 as compared to the same period in 2013 was primarily attributable to the reversal of $3.8 million of lease incentive amortization in the six months ended June 30, 2014 related to a change in forecasted maintenance events for one lease.
As more fully described above under “Revenues,” lease premiums represent the present value of the amount above current lease rates for acquired aircraft with attached leases. The increase in amortization of lease premiums of $0.4 million for the six months ended June 30, 2014 as compared to the same period in 2013 primarily resulted from the acquisition of two aircraft in the last six months of 2013.
As more fully described above under “Revenues,” lease discounts represent the present value of the amount below current lease rates for acquired aircraft with attached leases. The increase in amortization of lease discounts of $4.0 million for the six months ended June 30, 2014 as compared to the same period in 2013 resulted from six aircraft purchases in 2014 and the full six months amortization of four aircraft purchased during the last six months of 2013.

Maintenance revenue.

	Six Months Ended June 30,
	2013		2014
	Dollars (in thousands)	Number of Leases	Dollars (in thousands)	Number of Leases
Unscheduled lease terminations	$19,995	7	$180	1
Scheduled lease terminations	10,056	4	39,044	15
Maintenance revenue	$30,051	11	$39,224	16
Unscheduled lease terminations. For the six months ended June 30, 2013, we recorded maintenance revenue from unscheduled lease terminations of $20.0 million primarily associated with four aircraft returned in the first half of 2013 resulting from early termination agreements with those leases. Comparatively, for the same period in 2014, we recorded maintenance revenue totaling $0.2 million from unscheduled lease terminations primarily associated with one aircraft returned in the fourth quarter of 2013 resulting from an early termination agreement with the lessee.
Scheduled lease terminations. As more fully described above under “Revenues,” contra maintenance revenue represents the net payment to a lessee in the event heavy maintenance is performed and paid for by the lessee during the lease term and the aircraft is returned to us in better condition than at lease inception. For the six months ended June 30, 2013, we recorded $10.1 million of maintenance revenue primarily from four scheduled lease terminations. Comparatively, for the same period in 2014, we recorded $55.4 million of maintenance revenue from 12 scheduled lease terminations offset by $16.4 million of contra maintenance revenue related to three scheduled lease terminations.
Other revenue. For the six months ended June 30, 2013, other revenue was $9.8 million which was comprised of $1.6 million of interest on our debt investments and $8.0 million recognized in additional fees paid by six lessees in connection with the early termination of eight leases. For the six months ended June 30, 2014, other revenue was $4.3 million which primarily represents additional fees paid by one lessee in connection with the early termination of one lease.

Operating expenses:
Total operating expenses increased $43.5 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, primarily as a result of the following:
Depreciation expense increased by 5.5%, or $7.7 million for the six months ended June 30, 2014 as compared to the same period in 2013. The net increase is primarily the result of :

•	a $30.7 million increase in depreciation for aircraft acquired; and

•	a $1.1 million decrease due to changes in asset lives and residual values.
This increase was partially offset by:

•	a $22.7 million decrease in depreciation for aircraft sales; and

•	a $1.3 million increase due to capitalized aircraft improvements being fully depreciated.

Interest, net consisted of the following:

	Six Months Ended June 30,
	2013	2014
	(Dollars in thousands)
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$99,414	$99,857
Hedge ineffectiveness losses	104	59
Amortization of interest rate derivatives related to deferred losses	17,985	18,181
Amortization of deferred financing fees and notes discount	8,781	6,987
Interest Expense	126,284	125,084
Less interest income	(476)	(327)
Interest, net	$125,808	$124,757
Interest, net decreased by $1.1 million, or 0.8%, over the six months ended June 30, 2013. The net decrease is primarily a result of:

•
a $0.4 million increase in interest expense on our borrowings driven by higher interest on borrowings of $3.4 million as a result of the impact of higher weighted average debt outstanding ($3.87 billion for the six months ended June 30, 2014 as compared to $3.53 billion for the six months ended June 30, 2013), partially offset by loan breakage fees in connection with the early repayment of two ECA loans in June 2013 of $3.0 million; and

•	a $1.8 million decrease in deferred financing fees primarily due to the write-off of $3.8 million of fees related to the early repayment of two ECA Loans in June 2013.
Selling, general and administrative expenses for the six months ended June 30, 2014 increased slightly over the same period in 2013. Non-cash share based expense was $1.9 million and $2.2 million for the six months ended June 30, 2013 and 2014, respectively.
Impairment of Aircraft - See “Summary of Impairments and Recoverability Assessment” below for a detailed discussion of impairment charges related to certain aircraft.
Maintenance and other costs were $4.5 million for the six months ended June 30, 2014, a decrease of $5.0 million over the same period in 2013. The net decrease is primarily related to lower maintenance costs of $1.5 million related to unscheduled terminations and $4.0 million related to scheduled terminations and transitions for the six months ended June 30, 2014 versus the same period in 2013.  This decrease is partially offset by an increase of $0.5 million in maintenance costs attributable to routine costs such as inspections.

Other income (expense):
Total other income (expense) decreased $60.5 million for the six months ended June 30, 2014 as compared to the same period in 2013, primarily as a result of the following:

Gain on sale of flight equipment consisted of eleven “opportunistic” aircraft sales reflecting favorable current market conditions in 2014 versus three in 2013.  These sales are intended to capture strong market demand and enable us to realize gains and generally represent situations where we believe we can deploy our capital more efficiently by reinvesting in other assets.

Loss on sale of flight equipment consisted of 12 “exit sales” aircraft dispositions nearing the end of their economic lives versus nine in 2013.  Exit sales usually follow from a determination that the best economic decision for an aircraft is to sell it as it reaches lease expiry rather than to reinvest an enable a follow-on lease.

	Number of Aircraft	Maintenance Revenue	Lease Incentive Revenue	Gain (Loss) on Sale of Flight Equipment	Pre-tax Impact
Opportunistic sales	11	$—	$—	$16,976	$16,976
Exit sales	12	27,929	154	(14,982)	13,101
Total sales	23	$27,929	$154	$1,994	$30,077

Loss on extinguishment of debt of $36.6 million related to the early payment of our 9.75% Senior Notes due 2018.
Other decreased by $3.4 million, primarily related to the mark to market value of an undesignated interest rate derivative.

Income tax provision
Our provision for income taxes for the six months ended June 30, 2013 and 2014 was $7.3 million and $7.4 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland, Singapore and the United States. The increase in our income tax provision of approximately $0.1 million for the six months ended June 30, 2014 as compared to the same period in 2013 was primarily attributable to changes in operating income subject to tax in Ireland, Singapore, the United States and other jurisdictions and treating the $36.6 million loss on extinguishment of debt relating to Bermuda operations as a discrete item with no tax benefit.
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

Other comprehensive income:

	Six Months Ended June 30,
	2013	2014
	(Dollars in thousands)
Net income	$55,918	$8,913
Net change in fair value of derivatives, net of tax expense of $311 and $804, respectively	11,953	382
Derivative loss reclassified into earnings	17,985	18,181
Total comprehensive income	$85,856	$27,476

Other comprehensive income was $27.5 million for the six months ended June 30, 2014, a decrease of $58.4 million from the $85.9 million of other comprehensive income for the six months ended June 30, 2013. Other comprehensive income for the six months ended June 30, 2014 primarily consisted of:

•	$8.9 million of net income;

•
$0.4 million gain from a change in fair value of interest rate derivatives, net of taxes which is due primarily to net settlements for the three months ended June 30, 2014 partially offset by a slight loss due to a downward shift in the one-month LIBOR forward curve; and

•	$18.2 million of amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.
Other comprehensive income for the six months ended June 30, 2013 primarily consisted of:

•	$55.9 million of net income;

•
a $12.0 million gain from a change in fair value of interest rate derivatives, net of taxes which is due primarily to net settlements for the six months ended June 30, 2013, partially offset by a slight loss due to a downward shift in the one-month LIBOR forward curve; and

•	$18.0 million of amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.

Summary of Impairments and Recoverability Assessment

During the second quarter of 2014, we impaired two Boeing 747-400 converted freighters, one of which is off-lease and the other which has a scheduled lease expiry in December 2014. We intend to sell both aircraft rather than reinvest in further maintenance necessary for releasing, and we classified one as Flight Equipment Held for Sale in Other Assets on our consolidated Balance Sheet. For the off-lease aircraft, we recorded an impairment charge totaling $17.4 million during the three months ended June 30, 2014. We previously recorded maintenance revenue of $3.9 million and reversed lease incentives of $0.9 million during the three months ended December 31, 2013 when this aircraft was returned to us. For the aircraft with a scheduled lease expiry in December 2014, we recorded an impairment charge totaling $10.7 million and recorded maintenance revenue of $6.0 million and reversed lease incentives of $3.6 million during the six months ended June 30, 2014.
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
During the first quarter of 2013, we impaired two aircraft, one Airbus A319-100 aircraft and one Boeing 767-300ER aircraft, each of which was returned to us early by the respective lessee. For these two aircraft, we recorded impairment charges totaling $6.2 million and recorded maintenance revenue of $9.0 million and other revenue of $0.9 million during the six months ended June 30, 2013.
At June 30, 2014, we had a total of seven aircraft with a total net book value of $153.3 million (of which 1.5% of total net book value represented freighters) that we consider more susceptible to failing our recoverability assessment. The recoverability in the value of these aircraft is more sensitive to changes in contractual cash flows, future cash flow estimates and aircraft residual or scrap values.

RECENT UNADOPTED ACCOUNTING PRONOUNCEMENTS
On May 28, 2014, the FASB and the International Accounting Standards Board (the “IASB”) (collectively, the Boards) jointly issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Lease contracts within the scope of ASC 840, Leases, are specifically excluded from ASU No. 2014-09. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. The standard is effective for public entities beginning after December 15, 2016. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company is currently evaluating its existing revenue recognition policies to determine the affect this new guidance will have on the Company’s consolidated financial statements.

PROPOSED ACCOUNTING PRONOUNCEMENTS
In May 2013, the FASB issued re-exposure draft, “Leases” (the “Lease Re-ED”), which would replace the existing guidance in the Accounting Standards Codification (“ASC”) 840 (“ASC 840”), Leases. In March 2014, the FASB decided that the accounting for leases by lessors would basically remain unchanged from the concepts existing in current ASC 840 accounting. In addition, the FASB decided that a lessor should be precluded from recognizing selling profit and revenue at lease commencement for any sales-type or direct finance lease that does not transfer control of the underlying asset to the lessee. This requirement aligns the notion of what constitutes a sale in the lessor accounting guidance with that in the forthcoming revenue recognition standard, which evaluates whether a sale has occurred from the customer’s perspective. We anticipate that the final standard may have an effective date no earlier than 2017. We believe that when and if the proposed guidance becomes effective, it will not have a material impact on the Company’s consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity currently are cash on hand, cash generated by our aircraft leasing operations, proceeds from aircraft sales, loans secured by additional aircraft we acquire and unsecured borrowings. Our business is very capital intensive, requiring significant investments in order to expand our fleet during periods of growth and investments in maintenance and improvements on our existing portfolio. Our business also generates a significant amount of cash from operations, primarily from lease rentals and maintenance collections. These sources have historically provided liquidity for these investments and for other uses, including the payment of dividends to our shareholders. In the past, we have also met our liquidity and capital resource needs by utilizing several sources, including:

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
During the first six months of 2014, we met our liquidity and capital resource needs with $214.0 million of cash from operations, $803.2 million of cash from debt financings, $246.0 million of cash from aircraft sales including:
•Closing $500.0 million of Senior Notes due 2021; and
•Closing new secured borrowings in the amount of $303.2 million.
Proceeds from the issuance of our Senior Notes due 2021 were used to pay-off the balance of our 9.75% Senior Notes due 2018 plus accrued interest of $10.2 million and the call premium of $32.8 million on April 25, 2014. We also wrote off $3.7 million of debt issuance costs associated with the pay-off of the Senior Notes due 2018.
In addition, we increased our revolving credit facility, which was undrawn at June 30, 2014, to $450.0 million.
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

As of June 30, 2014, we are in compliance with all applicable covenants in our financings.

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

Cash Flows

	Six Months Ended June 30,
	2013	2014
	(Dollars in thousands)
Net cash flow provided by operating activities	$193,439	$214,005
Net cash flow provided by (used in) investing activities	(45,408)	(592,567)
Net cash flow (used in) provided by financing activities	(335,978)	(88,519)

Operating Activities:
Cash flow from operations was $193.4 million and $214.0 million for the six months ended June 30, 2013 and June 30, 2014, respectively. The increase in cash flow from operations of approximately $20.6 million for the six months ended June 30, 2014 versus the same period in 2013 was primarily a result of:

•	a $52.9 million increase in cash from lease rentals; and

•	a $5.0 million decrease in cash paid for maintenance.
These inflows were offset partially by:

•	a $26.6 million decrease in cash from working capital; and

•	a $12.0 million increase in cash paid for interest.

Investing Activities:
Cash used in investing activities was $45.4 million and $592.6 million, respectively, for the six months ended June 30, 2013 and June 30, 2014, respectively. The increase in cash flow used in investing activities of $547.2 million for the six months ended June 30, 2014 versus the same period in 2013, was primarily a result of:

•	a $503.4 million increase in the acquisition and improvement of flight equipment;

•	a $42.0 million decrease in principal repayments on debt investments;

•	an $7.9 million decrease in proceeds from the sale of flight equipment; and

•	a $1.9 million increase in aircraft purchase deposits.
These outflows were offset partially by a $7.6 million increase in restricted cash and cash equivalents related to the sale of flight equipment.

Financing Activities:
Cash used in financing activities was $336.0 million for the six months ended June 30, 2013 as compared to cash provided by financing activities of $88.5 million for the six months ended June 30, 2014. The net decrease in cash flow used in financing activities of $247.5 million for the six months ended June 30, 2014 versus the same period in 2013 was a result of:

•	a $803.2 million increase in proceeds from our Senior Notes due 2021 and bank debt financings on aircraft purchases;

•	a $95.5 million increase in restricted cash and cash equivalents related to security deposits and maintenance payments; and

•	a $5.8 million decrease in net repurchases of common shares.
The increases were offset partially by:

•
a $533.4 million increase in securitization and term debt repayments primarily due to the repayment of $219.9 million for Securitization No. 1 in February 2014 and of $450.0 million for our 9.75% Senior Notes due 2018 in April 2014;

•	a $33.4 million increase in payments for terminated cash flow hedges related to the pay-off of Securitization No. 1;

•	a $32.8 million increase in debt extinguishment costs related to the call premium on our 9.75% Senior Notes due 2018 repaid in April 2014;

•	a $18.0 million decrease in security deposits received net of security deposits returned;

•	a $15.2 million increase in deferred financing costs related to the issuance of our Senior Notes due 2021 and bank financings on five acquired aircraft in the first quarter of 2014;

•	a $14.3 million decrease in maintenance deposits received net of maintenance deposits returned; and

•	a $9.8 million increase in dividends.

Debt Obligations
The following table provides a summary of our secured and unsecured debt financings at June 30, 2014:

Debt Obligation	Collateral	Outstanding Borrowing	Number of Aircraft	Interest Rate(1)	Final Stated Maturity(2)
	(Dollars in thousands)
Secured Debt Financings:
Securitization No. 2	Interests in aircraft leases, beneficial interests in aircraft owning/leasing entities and related interests	497,001	36	0.46%	06/14/37
ECA Term Financings	Interests in aircraft, aircraft leases, beneficial interests in aircraft owning/leasing entities and related interests	471,978	8	3.02% to 3.96%	12/3/21 to 11/30/24
Bank Financings	Interests in aircraft, aircraft leases, beneficial interests in aircraft owning/leasing entities and related interests	583,514	13	1.05% to 5.09%	09/15/15 to 04/19/25
Total secured debt financings		1,552,493

Unsecured Debt Financings:
Senior Notes due 2017	None	500,000	—	6.75%	04/15/17
Senior Notes due 2018	None	400,000	—	4.625%	12/05/18
Senior Notes due 2019	None	500,000	—	6.25%	12/01/19
Senior Notes due 2020	None	300,000	—	7.625%	04/15/20
Senior Notes due 2021	None	500,000	—	5.125%	03/15/21
2014 Revolving Credit Facility(3)	None	—	—	N/A	03/31/18
Total unsecured debt financings		2,200,000
Total secured and unsecured debt financings		$3,752,493

(1)	Reflects the floating rate in effect at the applicable reset date plus the margin for Securitization No. 2 and six of our Bank Financings. All other financings have a fixed rate.

(2)	For Securitization No. 2, all cash flows available after expenses and interest are applied to debt amortization.

(3)
On March 31, 2014, we amended and restructured our existing $335.0 million 2013 Revolving Credit Facility with a new unsecured revolving credit facility (the “2014 Revolving Credit Facility”).  The 2014 Revolving Credit Facility was increased to $450.0 million, has a term of four years, is scheduled to expire in March 2018 and was undrawn at June 30, 2014.

The following Securitization includes a liquidity facility commitment described in the table below:

		Available Liquidity
Facility	Liquidity Facility Provider	December 31, 2013	June 30, 2014	Unused Fee	Interest Rate on any Advances
		(Dollars in thousands)
Securitization No. 2	HSH Nordbank AG	$65,000	$65,000	0.50%	1M Libor + 0.75

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

Unsecured Debt Financings:

Senior Notes due 2021

On March 26, 2014, Aircastle Limited issued $500.0 million aggregate principal amount of Senior Notes due 2021 (the “2021 Senior Notes”). The 2021 Senior Notes will mature on March 15, 2021 and bear interest at the rate of 5.125% per annum, payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2014. Interest will accrue on the 2021 Senior Notes from March 26, 2014. Proceeds from the issuance were used to pay-off the outstanding amount of our 9.75% Senior Notes due 2018 plus accrued interest of $10.2 million and the call premium of $32.8 million on April 25, 2014. We also wrote off $3.7 million of debt issuance costs associated with the pay-off of the Senior Notes due 2018. Both the call premium and the write-off of debt issuance costs are included in Other income (expense) - Loss on Extinguishment of Debt on our consolidated statement of income.

2014 Revolving Credit Facility

On March 31, 2014, we amended and restructured our existing $335.0 million 2013 Revolving Credit Facility with the 2014 Revolving Credit Facility.  The 2014 Revolving Credit Facility was increased to $450.0 million, has a term of four years and is scheduled to expire in March 2018.
As of June 30, 2014, we are in compliance with all applicable covenants in all of our financings.

Contractual Obligations
Our contractual obligations consist of principal and interest payments on variable and fixed rate liabilities, interest payments on interest rate derivatives, other aircraft acquisition and conversion agreements and rent payments pursuant to our office leases. Total contractual obligations decreased from $5.28 billion at December 31, 2013 to approximately $5.14 billion at June 30, 2014 due primarily to:

•	an increase in borrowings and interest payments as a result of the closing of our Senior Notes due 2021 in March 2014; and

•	additional bank financings on five aircraft.

These increases were offset by:

•	the repayments of Securitization No. 1 in February 2014 and our 9.75% Senior Notes due 2018 in April 2014, respectively; and
•a decrease in aircraft purchase obligations.

The following table presents our actual contractual obligations and their payment due dates as of June 30, 2014.

	Payments Due By Period as of June 30, 2014
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Principal payments:
Senior Notes due 2017 - 2021	$2,200,000	$—	$500,000	$400,000	$1,300,000
Securitization No. 2(1)	497,001	153,684	216,059	127,258	—
ECA Term Financings(2)	471,978	44,600	94,050	100,941	232,387
Bank Financings(3)	590,417	54,655	110,238	166,727	258,797
Total principal payments	3,759,396	252,939	920,347	794,926	1,791,184
Interest payments:
Interest payments on debt obligations(4)	875,297	170,555	330,448	232,777	141,517
Interest payments on interest rate derivatives(5)	8,811	4,186	4,625	—	—
Total interest payments	884,108	174,741	335,073	232,777	141,517
Office leases(6)	7,285	1,134	1,886	1,501	2,764
Purchase obligations(7)	490,155	490,155	—	—	—
Total	$5,140,944	$918,969	$1,257,306	$1,029,204	$1,935,465

(1)
Estimated principal payments for these non-recourse financings are based on excess cash flows available from forecasted lease rentals, net maintenance funding and proceeds from asset dispositions after the payment of forecasted operating expenses and interest payments, including interest payments on existing interest rate derivative agreements and policy provider fees.

(2)	Includes scheduled principal payments based upon eight fixed rate, 12-year, fully amortizing loans.

(3)	Includes principal payments based upon individual loan amortization schedules.

(4)	Future interest payments on variable rate, LIBOR-based debt obligations are estimated using the interest rate in effect at June 30, 2014.

(5)	Future interest payments on derivative financial instruments are estimated using the spread between the floating interest rates and the fixed interest rates in effect at June 30, 2014.

(6)	Represents contractual payment obligations for our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.

(7)
At June 30, 2014, we had commitments to acquire seven aircraft including three mid-aged, current technology narrow-bodies aircraft which we expect will close during the third quarter of 2014 and four 777-300ER aircraft expected to be purchased from and leased back to LATAM, once the existing financings are repaid. We now expect this transaction to be completed during the first half of 2015.

Capital Expenditures
We make capital expenditures from time to time in connection with improvements made to our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the six months ended June 30, 2013 and 2014, we incurred a total of $11.2 million and $14.1 million, respectively, of capital expenditures (including lease incentives) related to the acquisition and improvement of aircraft.
As of June 30, 2014, the weighted average age (by net book value) of our aircraft was approximately 8.6 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Under our leases, the lessee is primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement. At June 30, 2014, we had a $433.7 million maintenance payment liability on our balance sheet, which is a $8.7 million decrease from December 31, 2013. The decrease consisted of net maintenance cash outflows of $6.8 million and an decrease in lease incentive liabilities of $1.9 million. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.
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

Off-Balance Sheet Arrangements
We have entered into a joint venture with an affiliate of Ontario Teachers’ Pension Plan, in which we have a 30% equity interest, which does not qualify for consolidated accounting treatment. The assets and liabilities of this joint venture are off our balance sheet and we only record our net investment under the equity method of accounting. See Note 5. - Unconsolidated Equity Method Investment.

Foreign Currency Risk and Foreign Operations
At June 30, 2014, all of our leases are payable to us in U.S. dollars. However, we incur Euro- and Singapore dollar-denominated expenses in connection with our subsidiaries in Ireland and Singapore. For the six months ended June 30, 2014, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated approximately $7.5 million in U.S. dollar equivalents and represented approximately 27% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, it is likely that our international operations and our exposure to foreign currency risk will increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases we may enter into hedging transactions in the future to mitigate this risk. For the six months ended June 30, 2013 and 2014, we incurred insignificant net gains and losses on foreign currency transactions.

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
We held the following interest rate derivatives as of June 30, 2014:

	Derivative Liabilities
Hedged Item	Current Notional Amount	Effective Date	Maturity Date	Future Maximum Notional Amount	Floating Rate	Fixed Rate	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Interest rate derivatives designated as cash flow hedges:
Securitization No. 2	$422,276	Jun-12	Jun-17	$422,276	1M LIBOR	1.26% to 1.28%	Fair value of derivative liabilities	$4,757

In connection with the repayment of Securitization No. 1, two interest rate derivatives hedging the facility were terminated on February 18, 2014, resulting in a net deferred loss of $26.9 million which is being amortized into interest expense using the interest method over the original hedge term.

The weighted average interest pay rates of these derivatives at December 31, 2013 and June 30, 2014 were 3.03%, and 1.27%, respectively.
For the six months ended June 30, 2014, the amount of loss reclassified from accumulated other comprehensive income (“OCI”) into interest expense related to net interest settlements on active interest rate derivatives was $4.0 million. The amount of loss expected to be reclassified from OCI into interest expense over the next 12 months related to net interest settlements on active interest rate derivatives is $5.3 million.
Our interest rate derivatives involve counterparty credit risk. As of June 30, 2014, our interest rate derivatives are held with JP Morgan Chase Bank NA and Wells Fargo Bank NA. Both of our counterparties or guarantors of these counterparties are considered investment grade (senior unsecured ratings of Aa3 or above) by Moody’s Investors Service. Both are also considered investment grade (long-term foreign issuer ratings of AA- or above) by Standard and Poor’s. We do not anticipate that either of these counterparties will fail to meet their obligations.
In addition to the derivative liability above, another component of the fair value of our interest rate derivatives is accrued interest. As of June 30, 2014, accrued interest payable included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheet was $0.3 million related to interest rate derivatives designated as cash flow hedges.
On an ongoing basis, terminated interest rate derivative notionals are evaluated against debt forecasts. To the extent that interest payments are deemed remote to occur, deferred gains or losses are accelerated into interest expense as applicable.
The following table summarizes the deferred (gains) and losses and related amortization into interest expense for our terminated interest rate derivative contracts for the six months ended June 30, 2013 and 2014:

Hedged Item	Original Maximum Notional Amount	Effective Date	Maturity Date	Fixed Rate %	Termination Date	Deferred (Gain) or Loss Upon Termination	Unamortized Deferred (Gain) or Loss at June 30, 2014			Next Twelve Months(2)
								2013(1)	2014(1)
	(Dollars in Thousands)
Securitization No. 2	410,000	Feb-07	Apr-17	5.14	Jun-07	(3,119)	(536)	(155)	(130)	(236)
Term Financing No. 1	150,000	Jul-07	Dec-17	5.14	Mar-08	15,281	3,864	728	656	1,227
Term Financing No. 1	440,000	Jun-07	Feb-13	4.88	Partial – Mar-08 Full – Jun-08	26,281	—	384	—	—
Term Financing No. 1	248,000	Aug-07	May-13	5.33	Jun-08	9,888	—	722	—	—
Term Financing No. 1(3)	710,068	Jun-08	May-13	4.04	De-designated – Mar-12 Terminated – April-12	19,026	—	5,695	—	—
Term Financing No. 1(3)	491,718	May-13	May-15	5.31	De-designated – Mar-12 Terminated – April-12	31,403	11,313	3,192	7,943	11,313
Senior Notes due 2018	360,000	Jan-08	Feb-19	5.16	Partial – Jun-08 Full – Oct-08	23,077	6,226	351	797	1,519
ECA Term Financing for New A330 Aircraft	231,000	Apr-10	Oct-15	5.17	Partial – Jun-08 Full – Dec-08	15,310	1,380	3,445	349	983
ECA Term Financing for New A330 Aircraft	238,000	Jan-11	Apr-16	5.23	Dec-08	19,430	5,078	1,770	1,623	3,019
ECA Term Financing for New A330 Aircraft	238,000	Jul-11	Sep-16	5.27	Dec-08	17,254	3,841	1,108	1,016	1,888
Securitization No. 1	451,911	Jun-06	Jun-16	5.78	Feb-14	20,762	16,605	—	4,157	8,665
Securitization No. 1	108,089	Jun-06	Jun-16	5.78	Feb-14	6,101	4,879	—	1,222	2,546
Total						$200,694	$52,650	$17,240	$17,633	$30,924

(1)	Amount of deferred (gain) or loss amortized (including accelerated amortization) into interest expense for the six months ended June 30, 2013 and 2014.

(2)	Amount of Deferred (Gain) or Loss Expected to be Amortized over the Next Twelve Months.

On an ongoing basis, terminated interest rate derivative notionals are evaluated against debt forecasts. To the extent that interest payments are deemed remote to occur, deferred gains or losses are accelerated into interest expense as applicable.

For the six months ended June 30, 2014, the amount of deferred net loss reclassified from OCI into interest expense related to our terminated interest rate derivatives was $17.6 million. The amount of deferred net loss expected to be reclassified from OCI into interest expense over the next 12 months related to our terminated interest rate derivatives is $30.9 million, of which $11.3 million relates to Term Financing No. 1 interest rate derivatives terminated in 2012, $11.2 million relates to Securitization No. l interest rate derivatives terminated in 2014, $5.9 million relates to ECA Term Financings for New A330 Aircraft, $1.3 million relates to other financings and $1.2 million relates to Term Financing No. 1 derivatives terminated in 2008.
For the six months ended June 30, 2014, the amount of effective deferred loss reclassified from OCI into interest expense related to our designated active interest rate derivative was $0.5 million.
The following table summarizes amounts charged directly to the consolidated statement of income for the three and six months ended June 30, 2013 and 2014, respectively, related to our interest rate derivatives:

	Three Months Ended June 30,		Six Months Ended June 30, 2014
	2013	2014	2013	2014
	(Dollars in thousands)
Interest expense:
Hedge ineffectiveness losses	$(24)	$6	$104	$59
Amortization:
Accelerated amortization of deferred losses (1)	2,027	3	2,027	3
Amortization of loss on designated interest rate derivative	404	—	745	548
Amortization of deferred losses	7,280	8,851	15,213	17,630
Total Amortization	9,711	8,854	17,985	18,181
Total charged to interest expense	$9,687	$8,860	$18,089	$18,240

Other income:
Mark to market gains on undesignated interest rate derivatives	$1,657	$—	$2,872	$681
Total charged to other income	$1,657	$—	$2,872	$681

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

The table below shows the reconciliation of net income to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2013 and 2014, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
	(Dollars in thousands)
Net income	$32,854	$3,136	$55,918	$8,913
Depreciation	72,079	75,784	141,979	149,711
Amortization of net lease discounts and lease incentives	8,709	(414)	15,790	6,177
Interest, net	66,656	60,494	125,808	124,757
Income tax provision	3,732	6,558	7,316	7,441
EBITDA	$184,030	$145,558	$346,811	$296,999
Adjustments:
Impairment of aircraft	—	28,306	6,199	46,569
Loss on extinguishment of debt	—	36,570	—	36,570
Non-cash share based payment expense	1,053	1,228	1,864	2,218
Gain on mark to market of interest rate derivative contracts	(1,657)	—	(2,872)	(681)
Adjusted EBITDA	$183,426	$211,662	$352,002	$381,675

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

The table below shows the reconciliation of net income to ANI for the three and six months ended June 30, 2013 and 2014, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
	(Dollars in thousands)
Net income	$32,854	$3,136	$55,918	$8,913
Loss on extinguishment of debt(2)	—	36,570	—	36,570
Loan termination fee(1)	2,954	—	2,954	—
Ineffective portion and termination of hedges(1)	2,003	9	2,131	62
Gain on mark to market of interest rate derivative contracts(2)	(1,657)	—	(2,872)	(681)
Write-off of deferred financing fees(1)	3,825	—	3,825	—
Stock compensation expense(3)	1,053	1,228	1,864	2,218
Term Financing No. 1 hedge loss amortization charges(1)	4,604	3,839	8,887	7,943
Securitization No. 1 hedge loss amortization charges (1)	404	2,910	745	5,927
Adjusted net income	$46,040	$47,692	$73,452	$60,952

(1)	Included in Interest, net.

(2)	Included in Other income (expense).

(3)	Included in Selling, general and administrative expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
Weighted-average shares:	2013	2014	2013	2014
Common shares outstanding	67,828,919	80,389,996	67,862,513	80,388,691
Restricted common shares	631,368	643,590	508,288	572,452
Total weighted-average shares	68,460,287	81,033,586	68,370,801	80,961,143

	Three Months Ended June 30,		Six Months Ended June 30,
Percentage of weighted-average shares:	2013	2014	2013	2014
Common shares outstanding	99.08%	99.21%	99.26%	99.29%
Restricted common shares	0.92%	0.79%	0.74%	0.71%
Total	100.00%	100.00%	100.00%	100.00%

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Weighted-average common shares outstanding – Basic	67,828,919	80,389,996	67,862,513	80,388,691
Effect of dilutive shares	—	—	—	—
Weighted-average common shares outstanding - Diluted (b)	67,828,919	80,389,996	67,862,513	80,388,691

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
	(Dollars in thousands, except per share amounts)
Adjusted net income allocation:
Adjusted net income	$46,040	$47,692	$73,452	$60,952
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(425)	(379)	(546)	(431)
Adjusted net income allocable to common shares – Basic and Diluted	$45,615	$47,313	$72,906	$60,521

Adjusted net income per common share – Basic and Diluted	$0.67	$0.59	$1.07	$0.75

(a)
For the three months ended June 30, 2013 and 2014, distributed and undistributed earnings to restricted shares is 0.92% and 0.79% of net income. For the six months ended June 30, 2013 and 2014, distributed and undistributed earnings to restricted shares is 0.74% and 0.71% of net income. The amount of restricted share forfeitures for all periods present is immaterial to the allocation of distributed and undistributed earnings.

(b)	For the three and six months ended June 30, 2013 and 2014, we had no dilutive shares.

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

•	the cash portion of income tax (benefit) provision generally represents charges (gains), which may significantly affect our financial results;

•	elements of our interest rate derivative accounting may be used to evaluate the effectiveness of our hedging policy;

•	loss on the extinguishment of debt related to our 9.75% Senior Notes due 2018;

•	hedge loss amortization charges related to Term Financing No. 1 and Securitization No. 1; and

•	adjustments required in calculating covenant ratios and compliance as that term is defined in the indenture governing our senior unsecured notes.
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
A hypothetical 100-basis point increase/decrease in our variable interest rates would increase/decrease the minimum contracted rentals on our portfolio as of June 30, 2014 by $4.4 million and $1.2 million, respectively, over the next twelve months. As of June 30, 2014, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $2.7 million and $0.8 million, respectively, net of amounts received from our interest rate derivatives, over the next twelve months.

Item 4.    Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2014. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the second quarter of 2014, we purchased our common shares as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (a)
	(Dollars in thousands, except per share amounts)
April	—	$—	—	$30,000
May	—		—	30,000
June	—	—	—	30,000
Total	—	$—	—	$30,000

(a)
The remaining dollar value of common shares that may be purchased under the repurchase program approved by the Company’s Board of Directors on November 5, 2012 was $30,000. This authorization expired on July 28, 2014.

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

4.5
Indenture, dated as of November 30, 2012, by and among Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the SEC on November 30, 2012).

4.6
Shareholder Agreement dated as of June 6, 2013, by and between Aircastle Limited and Marubeni Corporation (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the SEC on June 6, 2013).

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

10.2
Form of Aircraft Lease Agreement, dated February 21, 2014, between Wells Fargo Bank Northwest, National Association, not in its individual capacity but solely as owner trustee, as Lessor, and LATAM Airlines Group S.A., as Lessee. †

10.3	Aircraft Lease Shared Terms, dated February 21, 2014, for LATAM Airlines Group S.A., as Lessee. †
10.4
Form of Aircraft Purchase Agreement, dated February 21, 2014, between Wells Fargo Bank Northwest, National Association, not in its individual capacity but solely as owner trustee, as Purchaser, and LATAM Airlines Group S.A. †

10.5	Framework Deed, dated February 21, 2014, between Aircastle Holding Corporation Limited and LATAM Airlines Group S.A. †
10.6	Aircastle Limited 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s current Report on Form 8-K filed with the SEC on May 23, 2014.
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
99.1	Owned Aircraft Portfolio at June 30, 2014. *
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and June 30, 2014, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2014, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2014, and (v) Notes to Unaudited Consolidated Financial Statements r

*     Filed herewith.

† Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission. Such portions have been omitted in reliance on a request for confidential treatment.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: July 31, 2014

AIRCASTLE LIMITED
(Registrant)
By:	/s/ Aaron Dahlke
Aaron Dahlke
Chief Accounting Officer and Authorized Officer