Form 10-Q
period 2014-09-30
Aircastle LTD
filed 2014-11-04
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________
FORM 10-Q
 _______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑
As of October 31, 2014, there were 80,938,249 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries
Form 10-Q

PART I. — FINANCIAL INFORMATION
Item 1.        Financial Statements
Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31, 2013	September 30, 2014
		(Unaudited)
ASSETS
Cash and cash equivalents	$654,613	$474,338
Accounts receivable	2,825	3,896
Restricted cash and cash equivalents	122,773	114,392
Restricted liquidity facility collateral	107,000	65,000
Flight equipment held for lease, net of accumulated depreciation of $1,430,325 and $1,350,950	5,044,410	5,232,940
Net investment in finance leases	145,173	70,723
Unconsolidated equity method investment	21,123	30,501
Other assets	153,976	175,454
Total assets	$6,251,893	$6,167,244

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings (including borrowings of ACS Ireland VIEs of $152,545 and $78,418, respectively)	$1,586,835	$1,485,033
Borrowings from unsecured financings	2,150,527	2,200,000
Accounts payable, accrued expenses and other liabilities	111,661	162,970
Lease rentals received in advance	49,235	48,027
Liquidity facility	107,000	65,000
Security deposits	118,804	125,765
Maintenance payments	442,432	422,157
Fair value of derivative liabilities	39,992	3,090
Total liabilities	4,606,486	4,512,042

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 250,000,000 shares authorized, 80,806,975 shares issued and outstanding at December 31, 2013; and 80,949,219 shares issued and outstanding at September 30, 2014	808	809
Additional paid-in capital	1,562,106	1,563,685
Retained earnings	158,398	137,858
Accumulated other comprehensive loss	(75,905)	(47,150)
Total shareholders’ equity	1,645,407	1,655,202
Total liabilities and shareholders’ equity	$6,251,893	$6,167,244
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Revenues:
Lease rental revenue	$161,148	$178,886	$475,656	$536,452
Finance lease revenue	4,122	1,463	12,120	9,347
Amortization of lease premiums, discounts and lease incentives	(9,737)	(1,075)	(25,527)	(7,252)
Maintenance revenue (including contra maintenance revenue of $0 and $8,655 for the three months ended and $0 and $25,037 for the nine months ended September 30, 2013 and 2014, respectively)	12,932	(4,189)	42,983	35,035
Total lease revenue	168,465	175,085	505,232	573,582
Other revenue	1,625	2,511	11,425	6,763
Total revenues	170,090	177,596	516,657	580,345

Operating expenses:
Depreciation	70,469	75,519	212,448	225,230
Interest, net	57,843	56,794	183,651	181,551
Selling, general and administrative (including non-cash share based payment expense of $1,067 and $949 for the three months ended and $2,931 and $3,167 for the nine months ended September 30, 2013 and 2014, respectively)	12,830	13,817	39,297	41,818
Impairment of Aircraft	106,136	20,436	112,335	67,005
Maintenance and other costs	1,914	713	11,464	5,222
Total expenses	249,192	167,279	559,195	520,826

Other income (expense):
Gain on sale of flight equipment	3,092	11,390	25,601	13,384
Loss on extinguishment of debt	—	—	—	(36,570)
Other	855	1	5,016	758
Total other income (expense)	3,947	11,391	30,617	(22,428)

Income (loss) from continuing operations before income taxes	(75,155)	21,708	(11,921)	37,091
Income tax provision	(597)	3,484	6,719	10,925
Earnings of unconsolidated equity method investment, net of tax	—	927	—	1,898
Net income (loss)	$(74,558)	$19,151	$(18,640)	$28,064

Earnings per common share — Basic:
Net income (loss) per share	$(0.95)	$0.24	$(0.26)	$0.35

Earnings per common share — Diluted:
Net income (loss) per share	$(0.95)	$0.24	$(0.26)	$0.35

Dividends declared per share	$0.165	$0.200	$0.495	$0.600
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014

Net income (loss)	$(74,558)	$19,151	$(18,640)	$28,064
Other comprehensive income, net of tax:
Net change in fair value of derivatives, net of tax expense of $78 and $21 for the three months ended and $389 and $825 for the nine months ended September 30, 2013 and 2014, respectively	1,798	1,643	13,751	2,025
Net derivative loss reclassified into earnings	7,300	8,549	25,285	26,730
Other comprehensive income	9,098	10,192	39,036	28,755
Total comprehensive income (loss)	$(65,460)	$29,343	$20,396	$56,819

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2014
Cash flows from operating activities:
Net income (loss)	$(18,640)	$28,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	212,448	225,230
Amortization of deferred financing costs	11,757	10,493
Amortization of net lease discounts and lease incentives	25,527	7,252
Deferred income taxes	3,419	(2,623)
Non-cash share based payment expense	2,931	3,167
Cash flow hedges reclassified into earnings	25,285	26,730
Security deposits and maintenance payments included in earnings	(32,047)	(38,257)
Gain on sale of flight equipment	(25,601)	(13,384)
Loss on extinguishment of debt	—	36,570
Impairment of aircraft	112,335	67,005
Other	(4,284)	(2,278)
Changes in certain assets and liabilities:
Accounts receivable	1,588	(1,603)
Other assets	1,155	(1,691)
Accounts payable, accrued expenses and other liabilities	7,978	17,138
Lease rentals received in advance	(4,538)	4,162
Net cash provided by operating activities	319,313	365,975
Cash flows from investing activities:
Acquisition and improvement of flight equipment and lease incentives	(837,183)	(939,651)
Proceeds from sale of flight equipment	285,199	563,882
Restricted cash and cash equivalents related to sale of flight equipment	(2,200)	(24,606)
Aircraft purchase deposits and progress payments	(5,655)	1,315
Net investment in finance leases	(11,595)	(14,258)
Collections on finance leases	6,658	8,096
Unconsolidated equity method investment and associated costs	—	(8,592)
Distributions from unconsolidated equity method investment in excess of earnings	—	997
Principal repayments on debt investment	42,001	—
Other	(852)	(466)
Net cash used in investing activities	(523,627)	(413,283)
Cash flows from financing activities:
Issuance of shares net of repurchases	197,478	(2,092)
Proceeds from notes and term debt financings	78,230	803,200
Securitization and term debt financing repayments	(430,482)	(895,459)
Debt extinguishment costs	—	(32,835)
Deferred financing costs	(2,910)	(15,843)
Restricted secured liquidity facility collateral	—	42,000
Secured liquidity facility collateral	—	(42,000)
Restricted cash and cash equivalents related to financing activities	(77,701)	32,987
Security deposits and maintenance payments received	154,303	131,136
Security deposits and maintenance payments returned	(58,776)	(72,030)
Payments for terminated cash flow hedges	—	(33,427)
Dividends paid	(35,895)	(48,604)
Net cash used in financing activities	(175,753)	(132,967)
Net increase (decrease) in cash and cash equivalents	(380,067)	(180,275)
Cash and cash equivalents at beginning of period	618,217	654,613
Cash and cash equivalents at end of period	$238,150	$474,338
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$136,799	$135,880
Cash paid for income taxes	$701	$4,382
Supplemental disclosures of non-cash investing activities:
Purchase deposits, advance lease rentals, security deposits and maintenance payments assumed in asset acquisitions	$46,232	$20,837
Term debt financings assumed in asset acquisitions	$84,721	$39,061
Advance lease rentals, security deposits, and maintenance payments settled in sale of flight equipment	$41,659	$65,831
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2014

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
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure since the balance sheet date of September 30, 2014 through the date on which the consolidated financial statements included in this Form 10-Q were issued.

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
September 30, 2014

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
On August 27, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40). The standard requires management of public companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management should evaluate whether there are conditions or events, considered in the aggregate, that raises substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued, when applicable). The standard is effective for annual periods ending after December 15, 2016 and interim periods thereafter, and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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
September 30, 2014

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
The following tables set forth our financial assets and liabilities as of December 31, 2013 and September 30, 2014 that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

		Fair Value Measurements at December 31, 2013 Using Fair Value Hierarchy
	Fair Value as of December 31, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$654,613	$654,613	$—	$—	Market
Restricted cash and cash equivalents	122,773	122,773	—	—	Market
Total	$777,386	$777,386	$—	$—

Liabilities:
Derivative liabilities	$39,992	$—	$39,992	$—	Income

		Fair Value Measurements at September 30, 2014 Using Fair Value Hierarchy
	Fair Value as of September 30, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$474,338	$474,338	$—	$—	Market
Restricted cash and cash equivalents	114,392	114,392	—	—	Market
Total	$588,730	$588,730	$—	$—

Liabilities:
Derivative liabilities	$3,090	$—	$3,090	$—	Income

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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2014

The following tables reflect the activity for the classes of our assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2013 and 2014, respectively:

	Assets
	Debt Investments
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Balance at beginning of period	$—	$—	$40,388	$—
Total gains/(losses), net:
Included in other revenue	—	—	1,613	—
Settlements	—	—	(42,001)	—
Balance at end of period	$—	$—	$—	$—

For the three and nine months ended September 30, 2013 and 2014, we had no transfers into or out of Level 3; however, we settled the debt investment during the first quarter of 2013.
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
Aircraft Valuation
We perform our annual fleet-wide recoverability assessment during the third quarter of each year. This recoverability assessment, as more fully described in our Management’s Discussion and Analysis - Summary of Impairments and Recoverability Assessment, is a comparison of the carrying value of each aircraft to its undiscounted expected future cash flows. We develop the assumptions used in the recoverability assessment, including those relating to current and future demand for each aircraft type, based on management’s experience in the aircraft leasing industry as well as information received from third party sources. Estimates of the undiscounted cash flows for each aircraft type are impacted by changes in future projected lease rentals and maintenance payments, residual values, expected scrap values, economic conditions and other factors.
In the 2014 assessment, we reduced our forecast of future cash flows for certain freighter aircraft to reflect the cumulative effect of increasing supply over the past three years, notwithstanding the modest increase in demand so far in 2014.
More specifically, we determined the cash flows expected to be generated by two of our McDonnell Douglas MD-11 freighter aircraft did not support their carrying values. As a result, we impaired these two aircraft, which had an aggregate net book value as of June 30, 2014 of $53,777, writing down their book values by a total of $19,515. We also shortened their expected lives and reduced their residual values.
In addition, for our five Boeing 747-400 production freighters, all of which passed the recoverability assessment, we shortened the expected lives from 35 years to 30 years from the date of manufacture.
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
September 30, 2014

and require future impairment charges. While we believe that the estimates and related assumptions used in the recoverability assessment are appropriate, actual results could differ from those estimates.
During the second quarter of 2014, we impaired two Boeing 747-400 converted freighters, one of which is off-lease and the other which has a scheduled lease expiry in December 2014. We intend to sell both aircraft rather than reinvest in further maintenance necessary for releasing. We classified one of these aircraft, which is being sold on a part out basis, as Flight Equipment Held for Sale in Other Assets on our consolidated Balance Sheet. For the off-lease aircraft, we recorded an impairment charge totaling $17,419 during the three months ended June 30, 2014. We previously recorded maintenance revenue of $3,853 and reversed lease incentives of $857 during the three months ended December 31, 2013 when this aircraft was returned to us. For the aircraft with a scheduled lease expiry in December 2014, we recorded an impairment charge totaling $10,723 and recorded maintenance revenue of $5,986 and reversed lease incentives of $3,626 during the six months ended June 30, 2014.
During the first quarter of 2014, we impaired two aircraft: one Boeing 737-400, which was returned to us as scheduled by the lessee, and one Boeing 747-400 converted freighter, for which we agreed to an early lease termination with our customer. For these two aircraft, we recorded impairment charges totaling $18,263 and recorded maintenance revenue of $17,176 during the three months ended March 31, 2014.
Following our recoverability assessment during the third quarter of 2013, we impaired six Boeing 747-400 converted freighter aircraft and one Boeing 737-700 aircraft and recorded impairment charges of $88,647 and $8,945, respectively.
During the third quarter of 2013, one Boeing 767-300ER aircraft was returned to us early by its lessee. We recorded an impairment charge of $8,544, maintenance revenue of $12,056 and other revenue of $875 for this aircraft. During the first quarter of 2013, one Airbus A319-100 aircraft and one Boeing 767-300ER aircraft were returned to us early by their respective lessees. We recorded impairment charges totaling $6,199, maintenance revenue of $9,019 and other revenue of $876 for these two aircraft.

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
 The carrying amounts and fair values of our financial instruments at December 31, 2013 and September 30, 2014 are as follows:

	December 31, 2013		September 30, 2014
	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)
Securitizations	$(828,871)	$(779,901)	$(451,544)	$(428,590)
ECA term financings	(493,708)	(506,227)	(460,983)	(478,915)
Bank financings	(264,256)	(268,435)	(572,506)	(575,469)
Senior Notes	(2,150,527)	(2,325,965)	(2,200,000)	(2,303,682)
All of our financial instruments are classified as Level 2 with the exception of our Senior Notes, which are classified as Level 1.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2014

Note 3. Lease Rental Revenues and Flight Equipment Held for Lease
Minimum future annual lease rentals contracted to be received under our existing operating leases of flight equipment at September 30, 2014 were as follows:

Year Ending December 31,	Amount
Remainder of 2014	$168,164
2015	653,680
2016	577,372
2017	448,336
2018	335,628
Thereafter	982,405
Total	$3,165,585
Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Region	2013	2014	2013	2014
Europe	33%	29%	33%	29%
Asia and Pacific	38%	39%	38%	40%
North America	10%	10%	9%	10%
South America	9%	13%	9%	12%
Middle East and Africa	10%	9%	11%	9%
Total	100%	100%	100%	100%
The classification of regions in the tables above and in the table and discussion below is determined based on the principal location of the lessee of each aircraft.
For the three months ended September 30, 2013, one customer accounted for 8% of lease rental revenue and three additional customers accounted for a combined 16% of lease rental revenue. No other customer accounted for more than 5% of lease rental revenue. For the three months ended September 30, 2014, one customer accounted for 7% of lease rental revenue and an additional three customers separately accounted for 17% of lease rental revenue. No other customer accounted for more than 5% of lease rental revenue.
For the nine months ended September 30, 2013, one customer accounted for 8% of lease rental revenue and three additional customers accounted for a combined 17% of lease rental revenue. No other customer accounted for more than 5% of lease rental revenue. For the nine months ended September 30, 2014, one customer accounted for 6% of lease rental revenue and an additional two customers separately accounted for 11% of lease rental revenue. No other customer accounted for more than 5% of lease rental revenue.
The following table sets forth revenue attributable to individual countries representing at least 10% of total revenue (including maintenance revenue) based on each lessee’s principal place of business:

	Three Months Ended September 30,
	2013			2014
Country	Revenue	Percent of Total Revenue	Number of Lessees	Revenue	Percent of Total Revenue	Number of Lessees
United Kingdom(1)(2)	16,293	10%	2	—	—%	—

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2014

(1) Total revenue for the three months ended September 30, 2013 includes $12,056 of maintenance revenue and $875 of other revenue related to an agreed- upon lease termination.
(2) Total revenue was less than 10% for the three months ended September 30, 2014.

	Nine Months Ended September 30,
	2013			2014
Country	Revenue	Percent of Total Revenue	Number of Lessees	Revenue	Percent of Total Revenue	Number of Lessees
China(1)	$49,148	10%	4	$—	—%	—

(1) Total revenue was less than 10% for the nine months ended September 30, 2014.

Geographic concentration of net book value of flight equipment (includes net book value of flight equipment held for lease and net investment in finance leases) was as follows:

	December 31, 2013			September 30, 2014
Region	Number of Aircraft		Net Book Value %	Number of Aircraft	Net Book Value %
Europe	64		30%	59	28%
Asia and Pacific	56		41%	45	42%
North America	19		10%	19	8%
South America	14		7%	11	12%
Middle East and Africa	7		11%	6	10%
Off-lease	2	(1)	1%	—	—%
Total	162		100%	140	100%

_______________

(1)
Consisted of two Boeing 747-400 converted freighter aircraft, one of which was subject to a commitment to lease and was delivered to our customer in the first quarter of 2014 and the other is in the process of being parted-out.

At December 31, 2013 and September 30, 2014, no country represented at least 10% of net book value of flight equipment based on each lessee’s principal place of business.
 At December 31, 2013 and September 30, 2014, the amounts of lease incentive liabilities recorded in maintenance payments on the consolidated balance sheets were $28,611 and $23,015, respectively.

Note 4. Net Investment in Finance Leases
At September 30, 2014, our net investment in finance leases represents four aircraft leased to two customers in the United States, one aircraft leased to a customer in Canada and one aircraft leased to a customer in Croatia. The following table lists the components of our net investment in finance leases at September 30, 2014:

Amount
Total lease payments to be received	$54,631
Less: Unearned income	(17,167)
Estimated residual values of leased flight equipment (unguaranteed)	33,259
Net investment in finance leases	$70,723

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2014

At September 30, 2014, minimum future lease payments on finance leases are as follows:

Year Ending December 31,	Amount
Remainder of 2014	$3,126
2015	12,889
2016	12,889
2017	11,974
2018	4,080
Thereafter	9,673
Total	$54,631

Note 5. Unconsolidated Equity Method Investment
On December 19, 2013, the Company and an affiliate of Ontario Teachers’ Pension Plan (“Teachers’”) formed a joint venture (the “JV”), in which we have a 30% equity interest, to invest in leased aircraft. Teachers’ holds more than 5% of our common shares. Accordingly, the formation of the JV and the sale of two A330 aircraft by us to the JV in December 2013 were submitted to, and approved by, our Audit Committee under our related party policy. During the third quarter of 2014, we sold one Boeing 777-300ER aircraft that we had acquired earlier in 2014 to the JV; this transaction was also approved by our Audit Committee under our related party agreement. The assets and liabilities of the JV are off our balance sheet and we only record our net investment under the equity method of accounting.
While the Company has no obligation to make additional investments in the JV, we have agreed to return to the JV any portion of distributions from the JV which comprise lessee maintenance payments, to the extent that the JV must reimburse such maintenance payments to the lessee. The Company has recorded a $2,717 guarantee liability which is reflected in Maintenance payments on the balance sheet.

Investment in JV at December 31, 2013	$21,123
Investment in JV	10,428
Earnings from JV, net of tax	1,898
Distributions	(2,948)
Investment in JV at September 30, 2014	$30,501

Note 6. Variable Interest Entities
Aircastle consolidates seven VIEs of which it is the primary beneficiary. The operating activities of these VIEs are limited to acquiring, owning, leasing, maintaining, operating and, under certain circumstances, selling the 14 aircraft discussed below.
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
Aircastle is the primary beneficiary of ACS Ireland 2, as we have both the power to direct the activities of the VIE that most significantly impacts the economic performance of such VIE and we bear the significant risk of loss and participate in gains through Class E-1 Securities. Although Aircastle has not guaranteed the ACS Ireland 2 debt, Aircastle wholly owns

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2014

ACS Bermuda 2 which has fully and unconditionally guaranteed the ACS Ireland 2 VIE obligations. The activity that most significantly impacts the economic performance is the leasing of aircraft. Aircastle Advisor (Ireland) Limited (Aircastle’s wholly owned subsidiary) is the remarketing servicer and is responsible for the leasing of the aircraft. An Irish charitable trust owns 95% of the common shares of ACS Ireland 2. The Irish charitable trust’s risk is limited to its annual dividend of $2. At September 30, 2014, the assets of ACS Ireland 2 include six aircraft transferred into the VIE at historical cost basis in connection with Securitization No. 2.
The assets of the ACS Ireland 2 as of September 30, 2014 are $181,746. The liabilities of the ACS Ireland 2, net of $40,351 Class E-1 Securities held by the Company, which is eliminated in consolidation, as of September 30, 2014 are $142,618.
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
The only assets that the Air Knight VIEs have on their books are financing leases that are eliminated in the consolidated financial statements and deferred financing costs. The related aircraft, with a net book value as of September 30, 2014 of $650,283 were included in our flight equipment held for lease. The consolidated debt outstanding of the Air Knight VIEs as of September 30, 2014 is $460,983.

Note 7. Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured term debt financings are as follows:

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2014

	At December 31, 2013	At September 30, 2014
Debt Obligation	Outstanding Borrowings	Outstanding Borrowings	Interest Rate(1)	Final Stated Maturity(2)
Secured Debt Financings:
Securitization No. 1(3)	$225,034	$—	—%	—
Securitization No. 2	603,837	451,544	0.47%	06/14/37
ECA Term Financings	493,708	460,983	3.02% to 3.96%	12/3/21 to 11/30/24
Bank Financings	264,256	572,506	1.15% to 5.09%	09/15/15 to 04/19/25
Total secured debt financings	1,586,835	1,485,033

Unsecured Debt Financings:
Senior Notes due 2017	500,000	500,000	6.75%	04/15/17
Senior Notes due 2018(4)	450,527	—	—%	—
Senior Notes due 2018	400,000	400,000	4.625%	12/05/18
Senior Notes due 2019	500,000	500,000	6.250%	12/01/19
Senior Notes due 2020	300,000	300,000	7.625%	04/15/20
Senior Notes due 2021	—	500,000	5.125%	03/15/21
2014 Revolving Credit Facility(5)	—	—	N/A	03/31/18
Total unsecured debt financings	2,150,527	2,200,000

Total secured and unsecured debt financings	$3,737,362	$3,685,033

(1)	Reflects the floating rate in effect at the applicable reset date plus the margin for Securitization No. 2 and four of our Bank Financings. All other financings have a fixed rate.

(2)	For Securitization No. 2, all cash flows available after expenses and interest are applied to debt amortization.

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

(5)
On March 31, 2014, we amended and restructured our existing $335,000 2013 Revolving Credit Facility with a new unsecured revolving credit facility (the “2014 Revolving Credit Facility”).  The 2014 Revolving Credit Facility was increased to $450,000, has a term of four years and is scheduled to expire in March 2018 and was undrawn at September 30, 2014.

The following Securitization includes a liquidity facility commitment described in the table below:

		Available Liquidity
Facility	Liquidity Facility Provider	December 31, 2013	September 30, 2014	Unused Fee	Interest Rate on any Advances
Securitization No. 2	HSH Nordbank AG	$65,000	$65,000	0.50%	1M Libor + 0.75

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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2014

Bank Financings
In February 2014, we entered into two floating rate loans and one fixed rate loan totaling $303,200 secured by two Boeing 777-300ER aircraft and one Airbus A330-200 aircraft we acquired in 2013. In March 2014, we assumed two floating rate loans totaling $40,809 in connection with the acquisition of two Boeing 737-800 aircraft. During the third quarter of 2014, we converted both of the floating rate loans related to the Boeing 737-800 aircraft to fixed rate loans.
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

2014 Revolving Credit Facility

On March 31, 2014, we amended and restructured our existing $335,000 2013 Revolving Credit Facility with the 2014 Revolving Credit Facility.  The 2014 Revolving Credit Facility was increased to $450,000, has a term of four years and is scheduled to expire in March 2018. The facility was undrawn as of September 30, 2014.

As of September 30, 2014, we are in compliance with all applicable covenants in all of our financings.

Note 8. Dividends
The following table sets forth the quarterly dividends declared by our board of directors for the periods covered in this report:

Declaration Date	Dividend per Common Share	Aggregate Dividend Amount	Record Date	Payment Date
February 18, 2013	$0.165	$11,268	March 4, 2013	March 15, 2013
May 1, 2013	$0.165	$11,297	May 31, 2013	June 14, 2013
August 2, 2013	$0.165	$13,330	August 30, 2013	September 13, 2013
October 29, 2013	$0.200	$16,163	November 29, 2013	December 13, 2013
February 21, 2014	$0.200	$16,201	March 7, 2014	March 14, 2014
May 5, 2014	$0.200	$16,202	May 30, 2014	June 13, 2014
July 28, 2014	$0.200	$16,201	August 29, 2014	September 12, 2014

Note 9. Earnings Per Share
We include all common shares granted under our incentive compensation plan which remain unvested (“restricted common shares”) and contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2014

(“participating securities”), in the number of shares outstanding in our basic earnings per share calculations using the two-class method. All of our restricted common shares are currently participating securities.
Under the two-class method, earnings per common share is computed by dividing the sum of distributed earnings allocated to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, distributed and undistributed earnings are allocated to both common shares and restricted common shares based on the total weighted average shares outstanding during the period. Because the holders of the participating restricted common shares were not contractually required to share in the Company’s losses, in applying the two-class method to compute basic and diluted net loss per common share, no allocation to restricted common shares was made for the three and nine months ended September 30, 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Weighted-average shares:
Common shares outstanding	78,544,380	80,389,996	71,462,264	80,389,131
Restricted common shares	669,489	600,581	562,612	581,932
Total weighted-average shares	79,213,869	80,990,577	72,024,876	80,971,063

Percentage of weighted-average shares:
Common shares outstanding	99.15%	99.26%	99.22%	99.28%
Restricted common shares	0.85%	0.74%	0.78%	0.72%
Total	100.00%	100.00%	100.00%	100.00%

The calculations of both basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Earnings per share – Basic:
Net income (loss)	$(74,558)	$19,151	$(18,640)	$28,064
Less: Distributed and undistributed earnings allocated to restricted common shares (a)	—	(142)	—	(202)
Earnings (loss) available to common shareholders – Basic	$(74,558)	$19,009	$(18,640)	$27,862

Weighted-average common shares outstanding – Basic	78,544,380	80,389,996	71,462,264	80,389,131

Earnings (loss) per common share – Basic	$(0.95)	$0.24	$(0.26)	$0.35

Earnings per share – Diluted:
Net income	$(74,558)	$19,151	$(18,640)	$28,064
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	—	(142)	—	(202)
Earnings (loss) available to common shareholders – Diluted	$(74,558)	$19,009	$(18,640)	$27,862

Weighted-average common shares outstanding – Basic	78,544,380	80,389,996	71,462,264	80,389,131
Effect of dilutive shares(b)	—	—	—	—
Weighted-average common shares outstanding – Diluted	78,544,380	80,389,996	71,462,264	80,389,131

Earnings (loss) per common share – Diluted	$(0.95)	$0.24	$(0.26)	$0.35

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2014

(a)
For the three months ended September 30, 2013 and 2014, distributed and undistributed earnings to restricted shares is 0.85% and 0.74% of net income. For the nine months ended September 30, 2013 and 2014, distributed and undistributed earnings to restricted shares is 0.78% and 0.72% of net income. The amount of restricted share forfeitures for all periods present is immaterial to the allocation of distributed and undistributed earnings.

(b)	For the three and nine months ended September 30, 2013 and 2014, we had no dilutive shares.

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
The sources of income from continuing operations before income taxes and earnings of unconsolidated equity method investment for the three and nine months ended September 30, 2013 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
U.S. operations	$488	$772	$1,684	$2,293
Non-U.S. operations	(75,643)	20,936	(13,605)	34,798
Total	$(75,155)	$21,708	$(11,921)	$37,091

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
The consolidated income tax expense for the three and nine months ended September 30, 2013 and 2014 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2013 and 2014, respectively.
The Company’s effective tax rate for the three and nine months ended September 30, 2013 was 0.8% and (56.4)% respectively, compared to 16.0% and 29.5% respectively, for the three and nine months ended September 30, 2014. Movements in the effective tax rates are generally caused by changes in the proportion of the Company’s pre-tax earnings in taxable and non-tax jurisdictions. For the three months ended September 30, 2013, the interim period effective tax rate reflects the 2013 portfolio impairment of aircraft of $97,592 as a discrete item. For the nine months ended September 30, 2013 and 2014, the respective interim period effective tax rates reflects the 2013 portfolio impairment of aircraft of $97,592 and the 2014 loss on extinguishment of debt in the amount of $36,570 as discrete items.
Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income consisted of the following:

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2014

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Notional U.S. federal income tax expense (benefit) at the statutory rate	$(26,305)	$7,598	$(4,173)	$12,982
U.S. state and local income tax, net	39	57	125	176
Non-U.S. operations:
Bermuda	26,613	215	13,748	6,455
Ireland	(53)	(2,411)	(544)	(3,163)
Singapore	(170)	(1,418)	(23)	(3,895)
Other	(820)	(692)	(2,696)	(2,061)
Non-deductible expenses in the U.S.	107	146	306	464
Other	(8)	(11)	(24)	(33)
Income tax provision	$(597)	$3,484	$6,719	$10,925

Note 11. Interest, Net
The following table shows the components of interest, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities (1)	$47,682	$44,820	$147,096	$144,677
Hedge ineffectiveness losses	93	(4)	197	55
Amortization of interest rate derivatives related to deferred losses	7,300	8,549	25,285	26,730
Amortization of deferred financing fees (2)	2,976	3,506	11,757	10,493
Interest Expense	58,051	56,871	184,335	181,955
Less interest income	(208)	(77)	(684)	(404)
Interest, net	$57,843	$56,794	$183,651	$181,551

(1) For the nine months ended September 30, 2013, includes the loan termination fee of $2,954 related to two ECA aircraft sold in June 2013.
(2) For nine months ended September 30, 2013, includes the write-off of deferred financings fees of $3,975 related to the repayment of two ECA Financings.

Note 12. Commitments and Contingencies
At September 30, 2014, we had commitments to acquire 16 aircraft for $805,740. Of those, five acquisitions have closed, and we expect that an additional five will close during the fourth quarter of 2014 and two of these acquisitions will close in the first quarter of 2015. The other four aircraft are Boeing 777-300ERs that may be purchased from and leased back to LATAM once the existing financings are repaid. We do not expect this transaction to be completed before the first half of 2015.

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
September 30, 2014

Our interest rate derivatives typically provide that we make fixed rate payments and receive floating rate payments to convert our floating rate borrowings to fixed rate obligations to better match the largely fixed rate cash flows from our investments in flight equipment.
We held the following interest rate derivatives as of September 30, 2014:

	Derivative Liabilities
Hedged Item	Current Notional Amount	Effective Date	Maturity Date	Future Maximum Notional Amount	Floating Rate	Fixed Rate	Balance Sheet Location	Fair Value
Interest rate derivatives designated as cash flow hedges:
Securitization No. 2	$389,484	Jun-12	Jun-17	$389,484	1M LIBOR	1.26% to 1.28%	Fair value of derivative liabilities	$3,090

In connection with the repayment of Securitization No. 1., two interest rate derivatives hedging the facility were terminated on February 18, 2014, resulting in a net deferred loss of $26,863 which is being amortized into interest expense using the effective interest method over the original hedge term.
The weighted average interest pay rates of these derivatives at December 31, 2013 and September 30, 2014 were 3.03% and 1.27%, respectively.
For the nine months ended September 30, 2014, the amount of loss reclassified from accumulated other comprehensive income (“OCI”) into interest expense related to net interest settlements on active interest rate derivatives was $5,193. The amount of loss expected to be reclassified from OCI into interest expense over the next 12 months related to net interest settlements on active interest rate derivatives is $3,622.
Our interest rate derivatives involve counterparty credit risk. As of September 30, 2014, our interest rate derivatives are held with JP Morgan Chase Bank NA and Wells Fargo Bank NA. Both of our counterparties or guarantors of these counterparties are considered investment grade (senior unsecured ratings of Aa3 or above) by Moody’s Investors Service. Both are also considered investment grade (long-term foreign issuer ratings of AA- or above) by Standard and Poor’s. We do not anticipate that either of these counterparties will fail to meet their obligations.
In addition to the derivative liability above, another component of the fair value of our interest rate derivatives is accrued interest. As of September 30, 2014, accrued interest payable included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheet was $278 related to interest rate derivatives designated as cash flow hedges.
Following is the effect of interest rate derivatives on the statement of financial performance for the nine months ended September 30, 2014:

Effective Portion				Ineffective Portion
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (a)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (b)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative (c)
Interest rate derivatives	$(3,068)	Interest expense	$(31,823)	Interest expense	$(58)

(a)
This represents the change in fair market value of our interest rate derivatives since year end, net of taxes, offset by the amount of actual cash paid related to the net settlements of the interest rate derivatives for the nine months ended September 30, 2014.

(b)
This represents the amount of actual cash paid, net of taxes, related to the net settlements of the interest rate derivatives for the nine months ended September 30, 2014 plus any effective amortization of net deferred interest rate derivative losses.

(c)	This represents both realized and unrealized ineffectiveness incurred during the nine months ended September 30, 2014.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2014

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
For the nine months ended September 30, 2014, the amount of deferred net loss reclassified from OCI into interest expense related to our terminated interest rate derivatives was $26,182. The amount of deferred net loss expected to be reclassified from OCI into interest expense over the next 12 months related to our terminated interest rate derivatives is $27,231, of which $7,711 relates to Term Financing No. 1 interest rate derivatives terminated in 2012, $11,072 relates to Securitization No. l interest rate derivatives terminated in 2014, $5,990 relates to ECA Term Financings for New A330 Aircraft, $1,267 relates to other financings and $1,191 relates to Term Financing No. 1 derivatives terminated in 2008.
For the nine months ended September 30, 2014, the amount of effective deferred loss reclassified from OCI into interest expense related to our designated active interest rate derivative was $548.
The following table summarizes amounts charged directly to the consolidated statement of income for the three and nine months ended September 30, 2013 and 2014, respectively, related to our interest rate derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Interest expense:
Hedge ineffectiveness losses	$93	$(4)	$197	$55
Amortization:
Accelerated amortization of deferred losses (1)	(2)	(17)	2,025	(14)
Amortization of loss on designated interest rate derivative	423	—	1,168	548
Amortization of deferred losses	6,879	8,566	22,092	26,196
Total Amortization	7,300	8,549	25,285	26,730
Total charged to interest expense	$7,393	$8,545	$25,482	$26,785

Other income:
Mark to market gains on undesignated interest rate derivatives	$855	$—	$3,727	$681
Total charged to other income	$855	$—	$3,727	$681

(1) For the nine months ended September 30, 2013, represents accelerated amortization of deferred hedge losses related to two aircraft sold in June 2013.

Note 14. Other Assets
The following table describes the principal components of other assets on our consolidated balance sheet as of:

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2014

	December 31, 2013	September 30, 2014
Deferred debt issuance costs, net of amortization of $61,104 and $50,115, respectively	$52,464	$54,856
Deferred federal income tax asset	1,218	1,135
Lease incentives and lease premiums, net of amortization of $41,136 and $23,458, respectively	72,181	72,355
Flight equipment held for sale	9,474	31,040
Aircraft purchase deposits	10,000	—
Other assets	8,639	16,068
Total other assets	$153,976	$175,454

Note 15. Accounts Payable, Accrued Expenses and Other Liabilities
The following table describes the principal components of accounts payable, accrued expenses and other liabilities recorded on our consolidated balance sheet as of:

	December 31, 2013	September 30, 2014
Accounts payable and accrued expenses	$30,204	$47,345
Deferred federal income tax liability	33,178	32,351
Accrued interest payable	39,213	48,716
Lease discounts, net of amortization of $6,458 and $6,774 respectively	9,066	34,558
Total accounts payable, accrued expenses and other liabilities	$111,661	$162,970

Note 16. Accumulated Other Comprehensive Loss
The following table describes the principal components of accumulated other comprehensive loss recorded on our consolidated balance sheet as of:

Changes in accumulated other comprehensive loss by component(a)	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Beginning balance	$(57,342)	$(75,905)
Amount recognized in other comprehensive loss on derivatives, net of tax expense of $7 and $728, respectively	509	(3,068)
Amounts reclassified from accumulated other comprehensive loss into income, net of tax expense of $14 and $97, respectively	9,683	31,823
Net current period other comprehensive income	10,192	28,755
Ending balance	$(47,150)	$(47,150)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2014

Reclassifications from accumulated other comprehensive loss(a)	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014

Amount of effective amortization of net deferred interest rate derivative losses(b)	$8,549	$26,730
Effective amount of net settlements of interest rate derivatives, net of tax expense of $14 and $97, respectively(b)	1,134	5,093
Amount of loss reclassified from accumulated other comprehensive loss into income(c)	$9,683	$31,823

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
Certain items in this Quarterly Report on Form 10-Q (this “report”), and other information we provide from time to time, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not necessarily limited to, statements relating to our ability to acquire, sell, lease or finance aircraft, raise capital, pay dividends, and increase revenues, earnings, EBITDA, Adjusted EBITDA and Adjusted Net Income and the global aviation industry and aircraft leasing sector. Words such as “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “may,” “will,” “would,” “could,” “should,” “seeks,” “estimates” and variations on these words and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements; Aircastle can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any forward-looking statements contained in this report. Factors that could have a material adverse effect on our operations and future prospects or that could cause actual results to differ materially from Aircastle expectations include, but are not limited to, capital markets disruption or volatility which could adversely affect our continued ability to obtain additional capital to finance new investments or our working capital needs; government fiscal or tax policies, general economic and business conditions or other factors affecting demand for aircraft or aircraft values and lease rates; our continued ability to obtain favorable tax treatment in Bermuda, Ireland and other jurisdictions; our ability to pay dividends; high or volatile fuel prices, lack of access to capital, reduced load factors and/or reduced yields, operational disruptions caused by political unrest and other factors affecting the creditworthiness of our airline customers and their ability to continue to perform their obligations under our leases and other risks detailed from time to time in Aircastle’s filings with the SEC including as previously disclosed in Aircastle’s 2013 Annual Report on Form 10-K, and elsewhere in this report. In addition, new risks and uncertainties emerge from time to time, and it is not possible for Aircastle to predict or assess the impact of every factor that may cause its actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this report. Aircastle expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

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

OVERVIEW
We acquire, lease, and sell commercial jet aircraft with large, global operator bases and long useful lives. As of September 30, 2014, our portfolio consisted of 140 aircraft leased to 61 lessees located in 37 countries. Our aircraft fleet is managed by an experienced team based in the United States, Ireland and Singapore. Typically, our aircraft are subject to net leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs, although in a majority of cases, we are obligated to pay a portion of specified maintenance or modification costs. From time to time, we also make investments in other aviation assets, including debt investments secured by commercial jet aircraft. As of September 30, 2014, the net book value of our flight equipment and finance lease aircraft was $5.30 billion compared to $5.19 billion at the end of 2013. Our revenues and net income for the three and nine months ended September 30, 2014 were $177.6 million and $19.2 million, and $580.3 million and $28.1 million, respectively.
Commercial air travel and air freight activity have been long-term growth sectors, broadly correlated with world economic activity and expanding at a rate of one to two times the rate of global GDP growth. The expansion of air travel has driven a rise in the world aircraft fleet. There are currently more than 18,000 commercial mainline passenger and freighter aircraft in operation worldwide. This fleet is expected to continue expanding at an average annual rate, net of retirements, of three to five percent per annum over the next 20 years. In addition, aircraft leasing companies own an increasing share of the world’s commercial jet aircraft, and now account for approximately 40% of this fleet.
Notwithstanding the sector’s long-term growth, the aviation markets have been, and are expected to remain, subject to economic cyclicality, as well as to fuel prices. The industry is also susceptible to external shocks, such as regional conflicts, terrorist events and to disruptions caused by severe weather events and other natural phenomena. Mitigating these risks is the portability of the assets, allowing aircraft to be redeployed in locations where demand is higher.
Air traffic data for the first eight months of 2014 showed a continued strong trend in passenger market growth. Air cargo traffic showed slow improvement as world trade and economic growth increased.  According to the International Air Transport Association, during 2014 global passenger traffic increased by 5.8% and air cargo traffic increased by 4.5% as compared to the same period in 2013.  Passenger traffic growth was strong, driven by rising economic growth and business confidence.  The air cargo market, which is more sensitive than the passenger sector to economic conditions, appears to have stabilized after weak performances in 2012 and 2011, although the air cargo market continues to be hampered by persistent overcapacity.
There are significant regional variations in both passenger and air cargo demand. Certain emerging market economies such as China, Turkey, and Brazil, among others, have been experiencing significant increases in air traffic, driven by rising levels of per capita air travel. Air traffic in other regions is being driven by a more long-term structural change in global traffic flows, particularly the growth in long-haul “hub and spoke” traffic flowing through the Persian Gulf. In contrast, more mature markets such as North America and Western Europe are likely to grow more slowly in tandem with their economies. Additionally, airlines operating in areas with political instability have seen more modest growth and their outlook is more uncertain. Recent health concerns relating to the Ebola virus as well as heightened geopolitical conflicts may also play a role in the near-term development of air traffic. However, in aggregate, we believe that passenger and cargo traffic will increase over time and we expect demand for modern, fuel efficient aircraft to continue to remain strong over the long run.
Capital availability for aircraft has varied over time, but has been generally strong over the past several years in the world’s debt and equity markets. Strong U.S. debt capital markets conditions particularly benefited certain borrowers by permitting access to financing at historic lows while higher fees have driven down export credit agency (“ECA”) demand. Commercial bank debt continued to play a critical role in the air finance market with traditional aviation lenders, along with a number of new entrants, providing capacity to top tier airlines and lessors. Although financing for used aircraft has improved relative to the prior year as bank lenders and bond investors seek higher returns on investments, absolute levels of capacity remain low compared to new aircraft financing opportunities. We believe these market forces should generate attractive new investment and trading opportunities upon which we are well placed to capitalize given our access to the U.S. capital markets.

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

•
Maintaining efficient access to capital from a wide range of sources. We believe the aircraft investment market is subject to forces related to the business cycle. Our strategy is to increase our purchase activity when prices are low and to emphasize asset sales when competition and therefore prices for assets is high. In order to implement this approach, we believe maintaining access to a wide variety of financing sources over the business cycle is very important. To that end, our strategy is to maintain corporate credit ratings from major ratings agencies, manage to strong credit metrics, own a large pool of unencumbered assets and increase our asset base so as to maintain good access to capital during a variety of business conditions.

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

•
Intending to pay quarterly dividends to our shareholders based on the Company’s sustainable earnings levels. However our ability to pay quarterly dividends will depend upon many factors, including those as described in Item 1A. “Risk Factors,” and elsewhere in our 2013 Annual Report on Form 10-K. On July 28, 2014, our board of directors declared a regular quarterly dividend of $0.20 per common share, or an aggregate of $16.2 million for the three months ended September 30, 2014, which was paid on September 12, 2014 to holders of record on August 29, 2014. These dividends may not be indicative of the amount of any future dividends.

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

2014 Lease Expirations and Lease Placements
With regards to aircraft with leases expiring in 2014, since the beginning of the year, we sold, leased or have lease commitments for 26 of these aircraft. This leaves one aircraft representing less than one percent of our net book value of flight equipment (including flight equipment held for lease and net investment in finance leases) at September 30, 2014, to market for lease or sale. We expect to sell this aircraft.

2015-2018 Lease Expirations and Lease Placements
Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in the period 2015-2018 representing the percentage of our net book value of flight equipment (including flight equipment held for lease and net investment in finance leases) at September 30, 2014 specified below:

•	2015: 12 aircraft, representing 6%;

•	2016: 22 aircraft, representing 10%;

•	2017: 27 aircraft, representing 19%; and

•	2018: 18 aircraft, representing 14%.

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

Acquisitions and Sales
During the first nine months of 2014, we acquired 14 aircraft for $1.03 billion. Ten aircraft that were less than five years old accounted for $935.6 million of this total. As of September 30, 2014, we also had commitments to acquire 16 additional aircraft for approximately $805.7 million. Of those, five acquisitions have closed for approximately $253.5 million, and we expect that an additional five will close for approximately $102.0 million during the fourth quarter of 2014 and two will close for approximately $87.0 million during the first quarter of 2015. The four other aircraft are Boeing 777-300ERs that may be purchased from and leased back to LATAM once the existing financings are repaid. We do not expect this transaction to be completed before the first half of 2015.
During the first nine months of 2014, we sold 35 aircraft, including five freighters and eleven older technology aircraft for $563.9 million and we repaid $20.2 million in associated debt. Of these, 12 aircraft were sold during the third quarter. Thirteen of our 2014 dispositions were “exit sales” of aircraft nearing the end of their economic lives. Exit sales usually follow from a determination that the best economic decision for an aircraft is to sell it as it reaches lease expiry rather than to reinvest and enable a follow-on lease.
The other 22 aircraft sales were “opportunistic” and reflect favorable current market conditions. These sales are intended to capture strong market demand and enable us to realize gains and generally represent situations where we believe we can deploy our capital more efficiently be reinvesting in other assets. Included in these 22 aircraft in the table below was one Boeing 777-300ER on lease with LATAM that was sold to our joint venture with Teachers’.
We also determined that we intend to sell two other Boeing 747-400 converted freighter aircraft by the end of this year. One of these is in the process of being parted-out and the other is due to come off-lease during the fourth quarter.

Nine Months Ended September 30, 2014	Number of Aircraft	Maintenance Revenue	Lease Incentive Revenue(1)	Gain (Loss) on Sale of Flight Equipment	Impairment	Pre-tax Impact
Opportunistic sales	22	$—	$—	$29,628	$—	$29,628
Exit sales	13	27,952	154	(16,244)	—	11,862
Total sales	35	27,952	154	13,384	—	41,490
Freighter Exits	2	6,570	3,626	—	(28,306)	(18,110)
Total	37	$34,522	$3,780	$13,384	$(28,306)	$23,380

(1)Included in Amortization of lease premiums, discounts and lease incentives.

The following table sets forth certain information with respect to the aircraft owned by us as of September 30, 2014:
AIRCASTLE AIRCRAFT INFORMATION (dollars in millions)

	Owned Aircraft as of September 30, 2013(1)	Owned Aircraft as of September 30, 2014(1)
Flight Equipment	$5,086	$5,304
Unencumbered Flight Equipment	$2,712	$2,924
Number of Aircraft	161	140
Number of Unencumbered Aircraft	80	85
Number of Lessees	68	61
Number of Countries	37	37
Weighted Average Age – Passenger (years)(2)	9.2	7.8
Weighted Average Age – Freighter (years)(2)	12.9	12.6
Weighted Average Age – Combined (years)(2)	10.0	8.6
Weighted Average Remaining Passenger Lease Term (years)(3)	5.4	5.3
Weighted Average Remaining Freighter Lease Term (years)(3)	4.0	3.5
Weighted Average Remaining Combined Lease Term (years)(3)	5.1	5.0
Weighted Average Fleet Utilization during the three months ended September 30, 2013 and 2014(4)	100%	100%
Weighted Average Fleet Utilization during the nine months ended September 30, 2013 and 2014(4)	98%	99%
Portfolio Yield for the three months ended September 30, 2013 and 2014(5)	13.7%	13.2%
Portfolio Yield for the nine months ended September 30, 2013 and 2014(5)	13.5%	13.3%

(1)	Calculated using net book value of flight equipment held for lease and net investment in finance leases at period end.

(2)	Weighted average age by net book value.

(3)	Weighted average remaining lease term by net book value.

(4)	Aircraft on-lease days as a percent of total days in period weighted by net book value.

(5)	Lease rental revenue for the period as a percent of the average net book value of flight equipment held for lease for the period; quarterly information is annualized.

Our owned aircraft portfolio as of September 30, 2014 is listed in Exhibit 99.1 to this report.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of September 30, 2014
	Number of Aircraft	% of Net Book Value(1)
Aircraft Type
Passenger:
Narrowbody	86	32%
Midbody	29	30%
Widebody	9	22%
Total Passenger	124	84%
Freighter	16	16%
Total	140	100%

Manufacturer
Boeing	81	57%
Airbus	53	40%
Embraer	6	3%
Total	140	100%

Regional Diversification
Europe	59	28%
Asia and Pacific	45	42%
North America	19	8%
South America	11	12%
Middle East and Africa	6	10%
Total	140	100%

(1)	Calculated using net book value of flight equipment held for lease and net investment in finance leases at period end.

Our largest customer represents less than 9% of the net book value of flight equipment held for lease (includes net book value of flight equipment held for lease and net investment in finance leases) at September 30, 2014. Our top 15 customers for aircraft we owned at September 30, 2014, representing 61 aircraft and 64% of the net book value of flight equipment held for lease, are as follows:

Percent of Net Book Value	Customer	Country	Number of Aircraft
Greater than 6% per customer	Thai Airways	Thailand	3
	LATAM	Chile	3

3% to 6% per customer	South African Airways	South Africa	4
	Singapore Airlines	Singapore	4
	Martinair(1)	Netherlands	5
	Emirates	United Arab Emirates	2
	Garuda	Indonesia	4
	Virgin Australia	Australia	2
	AirBridge Cargo(2)	Russia	2
	Jet Airways	India	6
	Azul	Brazil	5

Less than 3% per customer	US Airways(3)	USA	11
	Air Atlanta	Iceland	4
	EVA Airways	Taiwan	4
	Air Canada	Canada	2

(1)	If combined with one other affiliated customer, represents 5.1% of flight equipment held for lease.

(2)	Guaranteed by Volga-Dnepr Airlines.

(3)	US Airways has merged with American Airlines.

Finance
We intend to fund new investments through cash on hand, cash flows from operations and through medium-to longer-term financings on a secured or unsecured basis. We may repay all or a portion of such borrowings from time to time with the net proceeds from subsequent long-term debt financings, additional equity offerings, cash generated from operations and asset sales. Therefore, our ability to execute our business strategy, particularly the acquisition of additional commercial jet aircraft or other aviation assets, depends to a significant degree on our ability to obtain additional debt and equity capital on terms we deem attractive.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2013 to the three months ended September 30, 2014:

	Three Months Ended September 30,
	2013	2014
	(Dollars in thousands)
Revenues:
Lease rental revenue	$161,148	$178,886
Finance lease revenue	4,122	1,463
Amortization of net lease premiums, discounts and lease incentives	(9,737)	(1,075)
Maintenance revenue (including contra maintenance revenue of $0 and $8,655 for the three months ended September 30, 2013 and 2014, respectively)	12,932	(4,189)
Total lease revenue	168,465	175,085
Other revenue	1,625	2,511
Total revenues	170,090	177,596
Operating expenses:
Depreciation	70,469	75,519
Interest, net	57,843	56,794
Selling, general and administrative	12,830	13,817
Impairment of aircraft	106,136	20,436
Maintenance and other costs	1,914	713
Total operating expenses	249,192	167,279
Other income:
Gain on sale of flight equipment	3,092	11,390
Loss on extinguishment of debt	—	—
Other	855	1
Total other income	3,947	11,391
Income (loss) from continuing operations before income taxes	(75,155)	21,708
Income tax provision (benefit)	(597)	3,484
Earnings of unconsolidated equity method investment, net of tax	—	927
Net income (loss)	$(74,558)	$19,151

Revenues:
Total revenues increased by 4.4%, or $7.5 million, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, primarily as a result of the following:
Lease rental revenue. The increase in lease rental revenue of $17.7 million for the three months ended September 30, 2014 as compared to the same period in 2013 was primarily the result of:

•	$43.3 million of revenue reflecting the full quarter impact of 16 aircraft purchased in 2013 and 12 aircraft purchased in 2014.
This increase was offset partially by a decrease in lease rental revenue of:

•	$21.1 million due to aircraft sales; and

•	$2.9 million from the effect of lease terminations and other changes and $1.5 million due to lease extensions and transitions.

Finance lease revenue: For the three months ended September 30, 2014, $1.5 million of interest income from finance leases was recognized as compared to $4.1 million of interest income from finance leases recorded for the same period in 2013 due to the sale of six aircraft during the second quarter of 2014.

Amortization of net lease premiums, discounts and lease incentives.

	Three Months Ended September 30,
	2013	2014
	(Dollars in thousands)
Amortization of lease incentives	$(7,886)	$(1,549)
Amortization of lease premiums	(2,347)	(2,073)
Amortization of lease discounts	496	2,547
Amortization of net lease premiums, discounts and lease incentives	$(9,737)	$(1,075)

As more fully described above under “Revenues,” lease incentives represent our estimated portion of the lessee’s cost for heavy maintenance, overhaul or replacement of certain high-value components which is amortized over the life of the related lease. As we enter into new leases, the amortization of lease incentives generally increases and, conversely, if a related lease terminates, the related unused lease incentive liability will reduce the amortization of lease incentives. The decrease in amortization of lease incentives of $6.3 million for the three months ended September 30, 2014 as compared to the same period in 2013 was primarily attributable to the reversal of $5.3 million of lease incentive amortization in the three months ended September 30, 2014 related to a change in forecasted maintenance events for three leases.
As more fully described above under “Revenues,” lease discounts represent the present value of the amount below current lease rates for acquired aircraft with attached leases. The increase in amortization of lease discounts of $2.1 million for the three months ended September 30, 2014 as compared to the same period in 2013 resulted from six aircraft purchases in 2014 and the full quarter amortization of four aircraft purchased during the last quarter of 2013.

Maintenance revenue.

	Three Months Ended September 30,
	2013		2014
	Dollars (in thousands)	Number of Leases	Dollars (in thousands)	Number of Leases
Unscheduled lease terminations	$12,056	1	$288	1
Scheduled lease terminations	876	2	(4,477)	4
Maintenance revenue	$12,932	3	$(4,189)	5
Unscheduled lease terminations. For the three months ended September 30, 2013, we recorded maintenance revenue from unscheduled lease terminations of $12.1 million primarily associated with one aircraft returned in the third quarter of 2013 resulting from an early termination agreement with the lessee. Comparatively, for the same period in 2014, we recorded $0.3 million of maintenance revenue from unscheduled lease terminations resulting from an early termination agreement with the lessee.
Scheduled lease terminations. For the three months ended September 30, 2013, we recorded $0.9 million of maintenance revenue from two scheduled lease terminations. Comparatively, for the same period in 2014, we recorded $4.2 million of maintenance revenue from two scheduled lease terminations, offset by $8.7 million of contra maintenance revenue related to two scheduled lease terminations.
Other revenue. For the three months ended September 30, 2013, other revenue was $1.6 million which represents additional fees paid by one lessee in connection with the early termination of one lease. For the three months ended September 30, 2014, other revenue was $2.5 million which primarily represents additional fees paid by one lessee in connection with the early termination of one lease.

Operating expenses:
Total operating expenses decreased by $81.9 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, primarily as a result of the following:

Depreciation expense increased by 7.2%, or $5.1 million for the three months ended September 30, 2014 as compared to the same period in 2013. The net increase is primarily the result of:

•	a $14.9 million increase in depreciation for aircraft acquired; and

•	a $3.0 million increase due to changes in asset lives and residual values.
This increase was partially offset by:

•	a $12.3 million decrease in depreciation for aircraft sales; and

•	a $0.6 million decrease due to capitalized aircraft improvements being fully depreciated.

Interest, net consisted of the following:

	Three Months Ended September 30,
	2013	2014
	(Dollars in thousands)
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$47,682	$44,820
Hedge ineffectiveness losses	93	(4)
Amortization of interest rate derivatives related to deferred losses	7,300	8,549
Amortization of deferred financing fees and notes discount	2,976	3,506
Interest Expense	58,051	56,871
Less interest income	(208)	(77)
Interest, net	$57,843	$56,794
Interest, net decreased by $1.0 million, or 1.8%, over the three months ended September 30, 2013. The net decrease is primarily a result of:

•	lower interest expense on borrowings of $2.9 million driven primarily by a lower weighted average interest rate of 4.78% for the three months ended September 30, 2014 as compared to 5.63% a year ago.
The decrease was partially offset by a $1.2 million increase in amortization of interest rate derivatives related to deferred losses primarily due to the repayment of Securitization No. 1.
Selling, general and administrative expenses for the three months ended September 30, 2014 increased slightly over the same period in 2013. Non-cash share based expense was $1.1 million and $0.9 million for the three months ended September 30, 2013 and 2014, respectively.
Impairment of Aircraft - See “Summary of Impairments and Recoverability Assessment” below for a detailed discussion of impairment charges related to certain aircraft.
Maintenance and other costs were $0.7 million for the three months ended September 30, 2014, a decrease of $1.2 million over the same period in 2013. The net decrease is primarily related to lower maintenance costs of $1.1 million related to unscheduled terminations and $0.2 million related to scheduled terminations and transitions for the three months ended September 30, 2014 versus the same period in 2013.  This decrease is partially offset by an increase of $0.1 million in maintenance costs attributable to routine costs such as inspections.

Other income (expense):
Total other income (expense) increased $7.4 million for the three months ended September 30, 2014 as compared to the same period in 2013, primarily as a result of the following:

Gain on sale of flight equipment consisted of 11 “opportunistic” aircraft sales reflecting favorable current market conditions in 2014 versus none in 2013.  These sales are intended to capture strong market demand and enable us to realize gains and generally represent situations where we believe we can deploy our capital more efficiently by reinvesting in other assets.

Loss on sale of flight equipment consisted of one “exit sale” aircraft disposition nearing the end of its economic life versus four in 2013.  Exit sales usually follow from a determination that the best economic decision for an aircraft is to sell it as it reaches lease expiry rather than to reinvest and enable a follow-on lease.

Three Months Ended September 30, 2014	Number of Aircraft	Maintenance Revenue	Gain (Loss) on Sale of Flight Equipment	Pre-tax Impact
Opportunistic sales	11	$—	$12,651	$12,651
Exit sales	1	23	(1,261)	(1,238)
Total sales	12	$23	$11,390	$11,413

Other decreased by $0.9 million, primarily related to the mark to market value of an undesignated interest rate derivative.

Income tax provision
Our provision for income taxes for the three months ended September 30, 2013 and 2014 was $(0.6) million and $3.5 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland, Singapore and the United States. The increase in our income tax provision of approximately $4.1 million for the three months ended September 30, 2014 as compared to the same period in 2013 was primarily attributable to changes in operating income subject to tax in Ireland, Singapore, the United States and other jurisdictions and treating the $97.6 million portfolio impairment of aircraft as a discrete item in 2013.
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

Other comprehensive income (loss):

	Three Months Ended September 30,
	2013	2014
	(Dollars in thousands)
Net income	$(74,558)	$19,151
Net change in fair value of derivatives, net of tax expense of $78 and $21, respectively	1,798	1,643
Derivative loss reclassified into earnings	7,300	8,549
Total comprehensive income (loss)	$(65,460)	$29,343

Other comprehensive income was $29.3 million for the three months ended September 30, 2014, an increase of $94.8 million from the $65.5 million of other comprehensive loss for the three months ended September 30, 2013. Other comprehensive income for the three months ended September 30, 2014 primarily consisted of:

•	$19.2 million of net income; and

•	$8.5 million of amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.
Other comprehensive loss for the three months ended September 30, 2013 primarily consisted of:

•	$74.6 million of net loss;

•
an $1.8 million gain from a change in fair value of interest rate derivatives, net of taxes which is due primarily to net settlements for the three months ended September 30, 2013, partially offset by a slight loss due to a downward shift in the one-month LIBOR forward curve; and

•	$7.3 million of amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.

RESULTS OF OPERATIONS
Comparison of the nine months ended September 30, 2013 to the nine months ended September 30, 2014:

	Nine Months Ended September 30,
	2013	2014
	(Dollars in thousands)
Revenues:
Lease rental revenue	$475,656	$536,452
Finance lease revenue	12,120	9,347
Amortization of net lease premiums, discounts and lease incentives	(25,527)	(7,252)
Maintenance revenue (including contra maintenance revenue of $0 and $25,037 for the nine months ended September 30, 2013 and 2014, respectively)	42,983	35,035
Total lease revenue	505,232	573,582
Other revenue	11,425	6,763
Total revenues	516,657	580,345
Operating expenses:
Depreciation	212,448	225,230
Interest, net	183,651	181,551
Selling, general and administrative	39,297	41,818
Impairment of aircraft	112,335	67,005
Maintenance and other costs	11,464	5,222
Total operating expenses	559,195	520,826
Other income (expense):
Gain on sale of flight equipment	25,601	13,384
Loss on extinguishment of debt	—	(36,570)
Other	5,016	758
Total other income (expense)	30,617	(22,428)
Income (loss) from continuing operations before income taxes	(11,921)	37,091
Income tax provision	6,719	10,925
Earnings of unconsolidated equity method investment, net of tax	—	1,898
Net income (loss)	$(18,640)	$28,064

Revenues:
Total revenues increased by 12.3%, or $63.7 million, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, primarily as a result of the following:
Lease rental revenue. The increase in lease rental revenue of $60.8 million for the nine months ended September 30, 2014 as compared to the same period in 2013 was primarily the result of:

•	$125.8 million of revenue reflecting the full quarter impact of 20 aircraft purchased in 2013 and 12 aircraft purchased in 2014.
This increase was offset partially by a decrease in lease rental revenue of:

•	$57.1 million due to aircraft sales; and

•	$8.9 million from the effect of lease terminations and other changes offset by $1.0 million due to lease extensions and transitions.

Finance lease revenue: For the nine months ended September 30, 2014, $9.3 million of interest income from finance leases was recognized as compared to $12.1 million of interest income from finance leases recorded for the same period in 2013 due to the sale of six aircraft during the second quarter of 2014.

Amortization of net lease premiums, discounts and lease incentives.

	Nine Months Ended September 30,
	2013	2014
	(Dollars in thousands)
Amortization of lease incentives	$(20,072)	$(7,703)
Amortization of lease premiums	(6,473)	(6,586)
Amortization of lease discounts	1,018	7,037
Amortization of net lease premiums, discounts and lease incentives	$(25,527)	$(7,252)

As more fully described above under “Revenues,” lease incentives represent our estimated portion of the lessee’s cost for heavy maintenance, overhaul or replacement of certain high-value components which is amortized over the life of the related lease. As we enter into new leases, the amortization of lease incentives generally increases and, conversely, if a related lease terminates, the related unused lease incentive liability will reduce the amortization of lease incentives. The decrease in amortization of lease incentives of 12.4 million for the nine months ended September 30, 2014 as compared to the same period in 2013 was primarily attributable to the reversal of $11.0 million of lease incentive amortization in the nine months ended September 30, 2014 related to a change in forecasted maintenance events for three leases.
As more fully described above under “Revenues,” lease discounts represent the present value of the amount below current lease rates for acquired aircraft with attached leases. The increase in amortization of lease discounts of $6.0 million for the nine months ended September 30, 2014 as compared to the same period in 2013 resulted from six aircraft purchases in 2014 and the full nine months amortization of four aircraft purchased during the last quarter of 2013.

Maintenance revenue.

	Nine Months Ended September 30,
	2013		2014
	Dollars (in thousands)	Number of Leases	Dollars (in thousands)	Number of Leases
Unscheduled lease terminations	$32,051	8	$469	2
Scheduled lease terminations	10,932	6	34,566	20
Maintenance revenue	$42,983	14	$35,035	22

Unscheduled lease terminations. For the nine months ended September 30, 2013, we recorded maintenance revenue from unscheduled lease terminations of $32.1 million primarily associated with eight aircraft returned in the first half of 2013 resulting from early termination agreements with those leases. Comparatively, for the same period in 2014, we recorded maintenance revenue totaling $0.5 million from unscheduled lease terminations primarily associated with one aircraft returned in the fourth quarter of 2013 resulting from an early termination agreement with the lessee.
Scheduled lease terminations. As more fully described above under “Revenues,” contra maintenance revenue represents the net payment to a lessee in the event heavy maintenance is performed and paid for by the lessee during the lease term and the aircraft is returned to us in better condition than at lease inception. For the nine months ended September 30, 2013, we recorded $10.9 million of maintenance revenue primarily from six scheduled lease terminations. Comparatively, for the same period in 2014, we recorded $59.6 million of maintenance revenue from 14 scheduled lease terminations offset by $25.0 million of contra maintenance revenue related to five scheduled lease terminations and $6.6 from a change in estimate for an aircraft scheduled to return in December 2014.
Other revenue. For the nine months ended September 30, 2013, other revenue was $11.4 million which was comprised of $1.7 million of interest on our debt investments and $9.6 million recognized in additional fees paid by six lessees in connection with the early termination of eight leases. For the nine months ended September 30, 2014, other revenue was $6.8 million which primarily represents additional fees paid by one lessee in connection with the early termination of one lease.

Operating expenses:
Total operating expenses decreased $38.4 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, primarily as a result of the following:
Depreciation expense increased by 6.0%, or $12.8 million for the nine months ended September 30, 2014 as compared to the same period in 2013. The net increase is primarily the result of :

•	a $44.3 million increase in depreciation for aircraft acquired; and

•	a $5.3 million increase due to changes in asset lives and residual values.
This increase was partially offset by:

•	a $34.8 million decrease in depreciation for aircraft sales; and

•	a $1.9 million decrease due to capitalized aircraft improvements being fully depreciated.

Interest, net consisted of the following:

	Nine Months Ended September 30,
	2013	2014
	(Dollars in thousands)
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$147,096	$144,677
Hedge ineffectiveness losses	197	55
Amortization of interest rate derivatives related to deferred losses	25,285	26,730
Amortization of deferred financing fees and notes discount	11,757	10,493
Interest Expense	184,335	181,955
Less interest income	(684)	(404)
Interest, net	$183,651	$181,551
Interest, net decreased by $2.1 million, or 1.1%, over the nine months ended September 30, 2013. The net decrease is primarily a result of:

•	a $2.4 million decrease in interest on borrowings reflecting $3.0 million of loan breakage fees incurred in June 2013 as a result of the early repayment of 2 ECA loans; and

•	a $1.3 million decrease in amortization of deferred financing fees primarily due to the write off of fees related to the early repayment of the 2 ECA loans in June 2013.
The decreases were offset by a $1.4 million increase in the amortization of deferred losses reflecting the increased amortization expense due to the repayment of Securitization No. 1.
Selling, general and administrative expenses for the nine months ended September 30, 2014 increased slightly over the same period in 2013. Non-cash share based expense was $2.9 million and $3.2 million for the nine months ended September 30, 2013 and 2014, respectively.
Impairment of Aircraft - See “Summary of Impairments and Recoverability Assessment” below for a detailed discussion of impairment charges related to certain aircraft.
Maintenance and other costs were $5.2 million for the nine months ended September 30, 2014, a decrease of $6.2 million over the same period in 2013. The net decrease is primarily related to lower maintenance costs of $3.7 million related to scheduled terminations and $2.6 million related to unscheduled terminations and transitions for the nine months ended September 30, 2014 versus the same period in 2013.

Other income (expense):
Total other income (expense) decreased $53.0 million for the nine months ended September 30, 2014 as compared to the same period in 2013, primarily as a result of the following:

Gain on sale of flight equipment consisted of 22 “opportunistic” aircraft sales reflecting favorable current market conditions in 2014 versus three in 2013.  These sales are intended to capture strong market demand and enable us to realize gains and generally represent situations where we believe we can deploy our capital more efficiently by reinvesting in other assets.

Loss on sale of flight equipment consisted of 13 “exit sales” aircraft dispositions nearing the end of their economic lives versus 13 in 2013.  Exit sales usually follow from a determination that the best economic decision for an aircraft is to sell it as it reaches lease expiry rather than to reinvest and enable a follow-on lease.

Nine Months Ended September 30, 2014	Number of Aircraft	Maintenance Revenue	Lease Incentive Revenue(1)	Gain (Loss) on Sale of Flight Equipment	Pre-tax Impact
Opportunistic sales	22	$—	$—	$29,628	$29,628
Exit sales	13	27,952	154	(16,244)	11,862
Total sales	35	$27,952	$154	$13,384	$41,490
_______________
(1) Included in Amortization of lease premiums, discounts and lease incentives.

Loss on extinguishment of debt of $36.6 million related to the early payment of our 9.75% Senior Notes due 2018.
Other decreased by $4.3 million, primarily related to the mark to market value of an undesignated interest rate derivative.

Income tax provision
Our provision for income taxes for the nine months ended September 30, 2013 and 2014 was $6.7 million and $10.9 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland, Singapore and the United States. The increase in our income tax provision of approximately $4.2 million for the nine months ended September 30, 2014 as compared to the same period in 2013 was primarily attributable to changes in operating income subject to tax in Ireland, Singapore, the United States and other jurisdictions and treating as discrete items the $36.6 million loss on extinguishment of debt relating to Bermuda operations in 2014 and the $97.6 million portfolio impairment of aircraft in 2013.
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

Other comprehensive income:

	Nine Months Ended September 30,
	2013	2014
	(Dollars in thousands)
Net income (loss)	$(18,640)	$28,064
Net change in fair value of derivatives, net of tax expense of $389 and $825, respectively	13,751	2,025
Derivative loss reclassified into earnings	25,285	26,730
Total comprehensive income	$20,396	$56,819

Other comprehensive income was $56.8 million for the nine months ended September 30, 2014, an increase of $36.4 million from the $20.4 million of other comprehensive income for the nine months ended September 30, 2013. Other comprehensive income for the nine months ended September 30, 2014 primarily consisted of:

•	$28.1 million of net income;

•
$2.0 million gain from a change in fair value of interest rate derivatives, net of taxes which is due primarily to net settlements for the three months ended September 30, 2014 partially offset by a slight loss due to a downward shift in the one-month LIBOR forward curve; and

•	$26.7 million of amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.
Other comprehensive income for the nine months ended September 30, 2013 primarily consisted of:

•	$(18.6) million of net loss;

•
a $13.8 million gain from a change in fair value of interest rate derivatives, net of taxes which is due primarily to net settlements for the nine months ended September 30, 2013, partially offset by a slight loss due to a downward shift in the one-month LIBOR forward curve; and

•	$25.3 million of amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.

Summary of Impairments and Recoverability Assessment
As more fully described in our Annual Report on Form 10-K for the year ended December 31, 2013, we perform a recoverability assessment of each aircraft in our fleet, at least annually, generally during the third quarter. In addition, a recoverability assessment is performed whenever events or changes in circumstances, or indicators, suggest the carrying amount or net book value of an asset may not be recoverable. Indicators may include, but are not limited to, a significant lease restructuring or early lease termination, significant change in aircraft model’s storage levels, the introduction of newer technology aircraft, an aircraft type is no longer in production or a significant airworthiness directive is issued. When we perform a recoverability assessment, we measure whether the estimated, future undiscounted net cash flows expected to be generated from the aircraft exceed its net book value. The undiscounted cash flows consist of cash flows from currently contracted lease rental and maintenance payments, future projected lease rates, transition costs, estimated down time, estimated residual or scrap values for an aircraft, economic conditions and other factors. In the event that an aircraft does not meet the recoverability test, the aircraft value will be adjusted down to fair value, resulting in an impairment charge.
Management develops the assumptions used in the recoverability analysis based on current and future expectations of the global demand for a particular aircraft type and historical experience in the aircraft leasing market and aviation industry, as well as information received from third party industry sources. The factors considered in estimating the undiscounted cash flows are impacted by changes in future periods due to changes in projected lease rental and maintenance payments, residual values, economic conditions, technology, airline demand for a particular aircraft type and many of the risk factors discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013. Our lessees may face financial difficulties and return aircraft to us prior to the contractual lease expiry dates which may change our cash flow assumptions and require future impairment charges. While we believe that the estimates and related assumptions used in the recoverability assessment are appropriate, actual results could differ from those estimates.
In the 2014 assessment, we reduced our forecast of future cash flows for certain freighter aircraft to reflect the cumulative effect of increasing supply over the past three years, notwithstanding the modest increase in demand so far in 2014. More specifically, higher production levels for new, large freighter aircraft together with increased belly freight capacity from the latest generation of wide-body passenger aircraft have resulted in a glut of large freighter aircraft. At the same time, air freight demand increased slightly due to modest economic growth rates in certain key economies and structural changes in the freight market (e.g., the evolution of smaller, smarter and lighter electronic devices and modal shifts). The combined effect of these developments has reduced lease rates and driven more freighter aircraft into storage, particularly over the past few years.
More specifically, we determined the cash flows expected to be generated by two of our McDonnell Douglas MD-11 freighter aircraft did not support their carrying values. As a result, we impaired these two aircraft, which had an aggregate net book value as of June 30, 2014 of $53.8 million, writing down their book values by a total of $19.5 million. We also shortened their expected lives and reduced their residual values.
In addition, for our five Boeing 747-400 production freighters, all of which passed the recoverability assessment, we shortened the expected lives from 35 years to 30 years from the date of manufacture.
For changes we made to our aircraft mentioned above and other adjustments to lives and/or residual values, our total depreciation expense will increase by approximately $1.9 million in the fourth quarter of 2014, as compared to the three months ended June 30, 2014. We estimate an increase in depreciation expense for changes we made to our aircraft for the year ended December 31, 2015 of approximately $7.8 million.
During the second quarter of 2014, we impaired two Boeing 747-400 converted freighters, one of which is off-lease and the other of which has a scheduled lease expiry in December 2014. We intend to sell both aircraft rather than reinvest in further maintenance necessary for releasing. We classified one of these aircraft, which is being sold on a part out basis, as Flight Equipment Held for Sale in Other Assets on our consolidated Balance Sheet. For the off-lease aircraft, we recorded an impairment charge totaling $17.4 million during the three months ended June 30, 2014. We previously recorded maintenance revenue of $3.9 million and reversed lease incentives of $0.9 million during the three months ended December 31, 2013 when this aircraft was returned to us. For the aircraft with a scheduled lease expiry in December 2014, we recorded an impairment charge totaling $10.7 million and recorded maintenance revenue of $6.0 million and reversed lease incentives of $3.6 million during the six months ended June 30, 2014.
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
Following our recoverability assessment during the third quarter of 2013, we impaired six Boeing 747-400 converted freighter aircraft and one Boeing 737-700 aircraft and recorded impairment charges of $88.6 million and $8.9 million, respectively.
During the third quarter of 2013, one Boeing 767-300ER aircraft was returned to us early by its lessee. We recorded an impairment charge of $8.5 million, maintenance revenue of $12.1 million and other revenue of $0.9 million for this aircraft. During the first quarter of 2013, one Airbus A319-100 aircraft and one Boeing 767-300ER aircraft were returned to us early by their respective lessees. We recorded impairment charges totaling $6.2 million, maintenance revenue of $9.0 million and other revenue of $0.9 million for these two aircraft.

Aircraft Monitoring List
At September 30, 2014, we considered six aircraft with a total net book value of $146.2 million including four freighter aircraft with a total net book value of $121.5 million to be more susceptible to failing future recoverability assessments due to their sensitivity to changes in contractual cash flows, future cash flow estimates and aircraft residual or scrap values.

RECENT UNADOPTED ACCOUNTING PRONOUNCEMENTS
See Note 1. - Summary of Significant Accounting Policies - Proposed Accounting Pronouncements.

PROPOSED ACCOUNTING PRONOUNCEMENTS
See Note 1. - Summary of Significant Accounting Policies - Proposed Accounting Pronouncements.

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
During the first nine months of 2014, we met our liquidity and capital resource needs with $366.0 million of cash from operations, $803.2 million of cash from debt financings, $563.9 million of cash from aircraft sales including:
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
In addition, we increased our revolving credit facility, which was undrawn at September 30, 2014, to $450.0 million.
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
As of September 30, 2014, we are in compliance with all applicable covenants in our financings.
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

Cash Flows

	Nine Months Ended September 30,
	2013	2014
	(Dollars in thousands)
Net cash flow provided by operating activities	$319,313	$365,975
Net cash flow provided by (used in) investing activities	(523,627)	(413,283)
Net cash flow (used in) provided by financing activities	(175,753)	(132,967)

Operating Activities:
Cash flow from operations was $319.3 million and $366.0 million for the nine months ended September 30, 2013 and September 30, 2014, respectively. The increase in cash flow from operations of approximately $46.7 million for the nine months ended September 30, 2014 versus the same period in 2013 was primarily a result of:

•	a $69.5 million increase in cash from lease rentals; and

•	a $3.1 million decrease in cash from working capital.
These inflows were offset partially by:

•	a $18.6 million decrease in cash for maintenance revenue primarily due to contra maintenance revenue;

•	a $3.7 million increase in cash paid for taxes; and

•	a $2.8 million decrease in cash interest from finance leases.

Investing Activities:
Cash used in investing activities was $523.6 million and $413.3 million, respectively, for the nine months ended September 30, 2013 and September 30, 2014, respectively. The decrease in cash flow used in investing activities of $110.3 million for the nine months ended September 30, 2014 versus the same period in 2013, was primarily a result of:
•a $278.7 million increase in proceeds from the sale of flight equipment; and
•$7.0 million of lower aircraft purchase deposits.
These inflows were offset by:
•a $102.5 million increase in the acquisition and improvement of flight equipment;

•	a $42.0 million decrease in principal repayments on debt investments;

•	a $22.4 million increase in restricted cash and cash equivalents related to the sale of flight equipment; and

•	an $8.6 million increase in unconsolidated equity method investment.

Financing Activities:
Cash used in financing activities was $175.8 million for the nine months ended September 30, 2013 as compared to $133.0 million for the nine months ended September 30, 2014. The net decrease in cash flow used in financing activities of $42.8 million for the nine months ended September 30, 2014 versus the same period in 2013 was a result of:

•
a $465.0 million increase in securitization and term debt repayments primarily due to the repayment of $219.9 million for Securitization No. 1 in February 2014 and of $450.0 million for our 9.75% Senior Notes due 2018 in April 2014;

•	a $199.6 million decrease in issuance of common shares net of repurchases;

•	a $33.4 million increase in payments for terminated cash flow hedges related to the pay-off of Securitization No. 1;

•	a $32.8 million increase in debt extinguishment costs related to the call premium on our 9.75% Senior Notes due 2018 repaid in April 2014;

•	a $12.9 million increase in deferred financing costs related to the issuance of our Senior Notes due 2021 and bank financings on five acquired aircraft in the first quarter of 2014;

•	a $25.5 million decrease in security deposits received net of security deposits returned;

•	a $12.7 million increase in dividends paid; and

•	a $11.0 million decrease in maintenance deposits received net of maintenance deposits returned.
These increases were offset partially by:

•	a $725.0 million increase in proceeds from our Senior Notes due 2021 and bank debt financings on aircraft purchases; and

•	a $110.7 million decrease in restricted cash and cash equivalents related to security deposits and maintenance payments.

Debt Obligations
The following table provides a summary of our secured and unsecured debt financings at September 30, 2014:

Debt Obligation	Collateral	Outstanding Borrowing	Number of Aircraft	Interest Rate(1)	Final Stated Maturity(2)
	(Dollars in thousands)
Secured Debt Financings:
Securitization No. 2	Interests in aircraft leases, beneficial interests in aircraft owning/leasing entities and related interests	451,544	34	0.47%	06/14/37
ECA Term Financings	Interests in aircraft, aircraft leases, beneficial interests in aircraft owning/leasing entities and related interests	460,983	8	3.02% to 3.96%	12/3/21 to 11/30/24
Bank Financings	Interests in aircraft, aircraft leases, beneficial interests in aircraft owning/leasing entities and related interests	572,506	13	1.15% to 5.09%	09/15/15 to 04/19/25
Total secured debt financings		1,485,033

Unsecured Debt Financings:
Senior Notes due 2017	None	500,000	—	6.75%	04/15/17
Senior Notes due 2018	None	400,000	—	4.625%	12/05/18
Senior Notes due 2019	None	500,000	—	6.25%	12/01/19
Senior Notes due 2020	None	300,000	—	7.625%	04/15/20
Senior Notes due 2021	None	500,000	—	5.125%	03/15/21
2014 Revolving Credit Facility(3)	None	—	—	N/A	03/31/18
Total unsecured debt financings		2,200,000
Total secured and unsecured debt financings		$3,685,033

(1)	Reflects the floating rate in effect at the applicable reset date plus the margin for Securitization No. 2 and four of our Bank Financings. All other financings have a fixed rate.

(2)	For Securitization No. 2, all cash flows available after expenses and interest are applied to debt amortization.

(3)
On March 31, 2014, we amended and restructured our existing $335.0 million 2013 Revolving Credit Facility with a new unsecured revolving credit facility (the “2014 Revolving Credit Facility”).  The 2014 Revolving Credit Facility was increased to $450.0 million, has a term of four years, is scheduled to expire in March 2018 and was undrawn at September 30, 2014.

The following Securitization includes a liquidity facility commitment described in the table below:

		Available Liquidity
Facility	Liquidity Facility Provider	December 31, 2013	September 30, 2014	Unused Fee	Interest Rate on any Advances
		(Dollars in thousands)
Securitization No. 2	HSH Nordbank AG	$65,000	$65,000	0.50%	1M Libor + 0.75

Secured Debt Financings:

Securitizations

In February 2014, we repaid the outstanding amount plus accrued interest and fees due under Securitization No.1 and terminated the related interest rate derivative, for a total cash payment of $255.2 million, with proceeds from our December 2013 issuance of our Senior Notes due 2018.

Bank Financings

In February 2014, we entered into two floating rate loans and one fixed rate loan totaling $303.2 million secured by two Boeing 777-300ER aircraft and one Airbus A330-200 aircraft we acquired in 2013. In March 2014, we assumed two floating rate loans totaling $40.8 million in connection with the acquisition of two Boeing 737-800 aircraft. During the third quarter of 2014, we converted both of the floating rate loans related to the Boeing 737-800 aircraft to fixed rate loans.
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
As of September 30, 2014, we are in compliance with all applicable covenants in all of our financings.

Contractual Obligations
Our contractual obligations consist of principal and interest payments on variable and fixed rate liabilities, interest payments on interest rate derivatives, other aircraft acquisition and conversion agreements and rent payments pursuant to our office leases. Total contractual obligations increased from $5.28 billion at December 31, 2013 to approximately $5.37 billion at September 30, 2014 due primarily to:

•	an increase in borrowings and interest payments as a result of the closing of our Senior Notes due 2021 in March 2014;

•	additional bank financings on five aircraft; and

•	an increase in aircraft purchase obligations.
These increases were offset by:

•	the repayments of Securitization No. 1 in February 2014 and our 9.75% Senior Notes due 2018 in April 2014, respectively.

The following table presents our actual contractual obligations and their payment due dates as of September 30, 2014.

	Payments Due By Period as of September 30, 2014
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Principal payments:
Senior Notes due 2017 - 2021	$2,200,000	$—	$500,000	$400,000	$1,300,000
Securitization No. 2(1)	451,544	147,375	214,009	90,160	—
ECA Term Financings(2)	460,984	44,996	94,886	101,838	219,264
Bank Financings(3)	578,921	62,097	104,571	160,180	252,073
Total principal payments	3,691,449	254,468	913,466	752,178	1,771,337
Interest payments:
Interest payments on debt obligations(4)	854,688	170,709	329,018	230,097	124,864
Interest payments on interest rate derivatives(5)	7,625	3,870	3,755	—	—
Total interest payments	862,313	174,579	332,773	230,097	124,864
Office leases(6)	6,977	1,122	1,774	1,508	2,573
Purchase obligations(7)	805,740	805,740	—	—	—
Total	$5,366,479	$1,235,909	$1,248,013	$983,783	$1,898,774

(1)
Estimated principal payments for these non-recourse financings are based on excess cash flows available from forecasted lease rentals, net maintenance funding and proceeds from asset dispositions after the payment of forecasted operating expenses and interest payments, including interest payments on existing interest rate derivative agreements and policy provider fees.

(2)	Includes scheduled principal payments based upon eight fixed rate, 12-year, fully amortizing loans.

(3)	Includes principal payments based upon individual loan amortization schedules.

(4)	Future interest payments on variable rate, LIBOR-based debt obligations are estimated using the interest rate in effect at September 30, 2014.

(5)	Future interest payments on derivative financial instruments are estimated using the spread between the floating interest rates and the fixed interest rates in effect at September 30, 2014.

(6)	Represents contractual payment obligations for our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.

(7)
At September 30, 2014, we had commitments to acquire 16 aircraft. Of those, three acquisitions have closed, and we expect that an additional five will close during the fourth quarter of 2014 and two will close in the first quarter of 2015. The other four aircraft are Boeing 777-300ERs that may be purchased from and leased back to LATAM once the existing financings are repaid. We do not expect this transaction to be completed before the first half of 2015.

Capital Expenditures
We make capital expenditures from time to time in connection with improvements made to our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the nine months ended September 30, 2013 and 2014, we incurred a total of $22.3 million and $15.5 million, respectively, of capital expenditures (including lease incentives) related to the acquisition and improvement of aircraft.
As of September 30, 2014, the weighted average age (by net book value) of our aircraft was approximately 8.6 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Under our leases, the lessee is primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement. At September 30, 2014, we had a $422.2 million maintenance payment liability on our balance sheet, which is a $20.3 million decrease from December 31, 2013. The decrease consisted of net maintenance cash outflows of $14.7 million and a decrease in lease incentive liabilities of $5.6 million. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.
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

Foreign Currency Risk and Foreign Operations
At September 30, 2014, all of our leases are payable to us in U.S. dollars. However, we incur Euro- and Singapore dollar-denominated expenses in connection with our subsidiaries in Ireland and Singapore. For the nine months ended September 30, 2014, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated approximately $10.9 million in U.S. dollar equivalents and represented approximately 26% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, it is likely that our international operations and our exposure to foreign currency risk will increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases we may enter into hedging transactions in the future to mitigate this risk. For the nine months ended September 30, 2013 and 2014, we incurred insignificant net gains and losses on foreign currency transactions.

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
We held the following interest rate derivatives as of September 30, 2014:

	Derivative Liabilities
Hedged Item	Current Notional Amount	Effective Date	Maturity Date	Future Maximum Notional Amount	Floating Rate	Fixed Rate	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Interest rate derivatives designated as cash flow hedges:
Securitization No. 2	$389,484	Jun-12	Jun-17	$389,484	1M LIBOR	1.26% to 1.28%	Fair value of derivative liabilities	$3,090

In connection with the repayment of Securitization No. 1, two interest rate derivatives hedging the facility were terminated on February 18, 2014, resulting in a net deferred loss of $26.9 million which is being amortized into interest expense using the interest method over the original hedge term.
The weighted average interest pay rates of these derivatives at December 31, 2013 and September 30, 2014 were 3.03%, and 1.27%, respectively.
For the nine months ended September 30, 2014, the amount of loss reclassified from accumulated other comprehensive income (“OCI”) into interest expense related to net interest settlements on active interest rate derivatives was $5.2 million. The amount of loss expected to be reclassified from OCI into interest expense over the next 12 months related to net interest settlements on active interest rate derivatives is $3.6 million.
Our interest rate derivatives involve counterparty credit risk. As of September 30, 2014, our interest rate derivatives are held with JP Morgan Chase Bank NA and Wells Fargo Bank NA. Both of our counterparties or guarantors of these counterparties are considered investment grade (senior unsecured ratings of Aa3 or above) by Moody’s Investors Service. Both are also considered investment grade (long-term foreign issuer ratings of AA- or above) by Standard and Poor’s. We do not anticipate that either of these counterparties will fail to meet their obligations.
In addition to the derivative liability above, another component of the fair value of our interest rate derivatives is accrued interest. As of September 30, 2014, accrued interest payable included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheet was $0.3 million related to interest rate derivatives designated as cash flow hedges.
On an ongoing basis, terminated interest rate derivative notionals are evaluated against debt forecasts. To the extent that interest payments are deemed remote to occur, deferred gains or losses are accelerated into interest expense as applicable.
The following table summarizes the deferred (gains) and losses and related amortization into interest expense for our terminated interest rate derivative contracts for the nine months ended September 30, 2013 and 2014:

Hedged Item	Original Maximum Notional Amount	Effective Date	Maturity Date	Fixed Rate %	Termination Date	Deferred (Gain) or Loss Upon Termination	Unamortized Deferred (Gain) or Loss at September 30, 2014			Next Twelve Months(2)
								2013(1)	2014(1)
	(Dollars in Thousands)
Securitization No. 2	410,000	Feb-07	Apr-17	5.14	Jun-07	(3,119)	(456)	(230)	(210)	(227)
Senior Notes due 2017 and 2020	150,000	Jul-07	Dec-17	5.14	Mar-08	15,281	3,536	1,093	984	1,191
Term Financing No. 1	440,000	Jun-07	Feb-13	4.88	Partial – Mar-08 Full – Jun-08	26,281	—	384	—	—
Term Financing No. 1	248,000	Aug-07	May-13	5.33	Jun-08	9,888	—	721	—	—
Term Financing No. 1	710,068	Jun-08	May-13	4.04	De-designated – Mar-12 Terminated – April-12	19,026	—	5,695	—	—
Senior Notes due 2019	491,718	May-13	May-15	5.31	De-designated – Mar-12 Terminated – April-12	31,403	7,712	7,783	11,544	7,712
Senior Notes due 2018	360,000	Jan-08	Feb-19	5.16	Partial – Jun-08 Full – Oct-08	23,077	5,837	765	1,187	1,494
ECA Term Financing for New A330 Aircraft	231,000	Apr-10	Oct-15	5.17	Partial – Jun-08 Full – Dec-08	15,310	1,208	3,631	520	1,208
ECA Term Financing for New A330 Aircraft	238,000	Jan-11	Apr-16	5.23	Dec-08	19,430	4,295	2,629	2,407	2,942
ECA Term Financing for New A330 Aircraft	238,000	Jul-11	Sep-16	5.27	Dec-08	17,254	3,351	1,645	1,506	1,840
Senior Notes due 2018	451,911	Jun-06	Jun-16	5.78	Feb-14	20,762	14,391	—	6,371	8,557
Senior Notes due 2018	108,089	Jun-06	Jun-16	5.78	Feb-14	6,101	4,228	—	1,872	2,515
Total						$200,694	$44,102	$24,116	$26,181	$27,232

(1)	Amount of deferred (gain) or loss amortized (including accelerated amortization) into interest expense for the nine months ended September 30, 2013 and 2014.

(2)	Amount of Deferred (Gain) or Loss Expected to be Amortized over the Next Twelve Months.

On an ongoing basis, terminated interest rate derivative notionals are evaluated against debt forecasts. To the extent that interest payments are deemed remote to occur, deferred gains or losses are accelerated into interest expense as applicable.
For the nine months ended September 30, 2014, the amount of deferred net loss reclassified from OCI into interest expense related to our terminated interest rate derivatives was $26.2 million. The amount of deferred net loss expected to be reclassified from OCI into interest expense over the next 12 months related to our terminated interest rate derivatives is $27.2 million, of which $7.7 million relates to Term Financing No. 1 interest rate derivatives terminated in 2012, $11.1 million relates to Securitization No. l interest rate derivatives terminated in 2014, $6.0 million relates to ECA Term Financings for New A330 Aircraft, $1.3 million relates to other financings and $1.2 million relates to Term Financing No. 1 derivatives terminated in 2008.
For the nine months ended September 30, 2014, the amount of effective deferred loss reclassified from OCI into interest expense related to our designated active interest rate derivative was $0.5 million.
The following table summarizes amounts charged directly to the consolidated statement of income for the three and nine months ended September 30, 2013 and 2014, respectively, related to our interest rate derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30, 2014
	2013	2014	2013	2014
	(Dollars in thousands)
Interest expense:
Hedge ineffectiveness losses	$93	$(4)	$197	$55
Amortization:
Accelerated amortization of deferred losses (1)	(2)	(17)	2,025	(14)
Amortization of loss on designated interest rate derivative	423	—	1,168	548
Amortization of deferred losses	6,879	8,566	22,092	26,196
Total Amortization	7,300	8,549	25,285	26,730
Total charged to interest expense	$7,393	$8,545	$25,482	$26,785

Other income:
Mark to market gains on undesignated interest rate derivatives	$855	$—	$3,727	$681
Total charged to other income	$855	$—	$3,727	$681

(1) For the three and nine months ended September 30, 2013, represents accelerated amortization of deferred hedge losses related to two aircraft sold in June 2013.

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
The table below shows the reconciliation of net income to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2013 and 2014, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(Dollars in thousands)
Net income (loss)	$(74,558)	$19,151	$(18,640)	$28,064
Depreciation	70,469	75,519	212,448	225,230
Amortization of net lease discounts and lease incentives	9,737	1,075	25,527	7,252
Interest, net	57,843	56,794	183,651	181,551
Income tax provision	(597)	3,484	6,719	10,925
EBITDA	$62,894	$156,023	$409,705	$453,022
Adjustments:
Impairment of aircraft	106,136	20,436	112,335	67,005
Loss on extinguishment of debt	—	—	—	36,570
Non-cash share based payment expense	1,067	949	2,931	3,167
Gain on mark to market of interest rate derivative contracts	(855)	—	(3,727)	(681)
Adjusted EBITDA	$169,242	$177,408	$521,244	$559,083

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
Under the two-class method, earnings per common share is computed by dividing the sum of distributed earnings allocated to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, distributed and undistributed earnings are allocated to both common shares and restricted common shares based on the total weighted average shares outstanding during the period. Because the holders of the participating restricted common shares were not contractually required to share in the Company’s losses, in applying the two-class method to compute basic and diluted net loss per common share, no allocation to restricted common shares was made for the three and nine months ended September 30, 2013.

The table below shows the reconciliation of net income to ANI for the three and nine months ended September 30, 2013 and 2014, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(Dollars in thousands)
Net income (loss)	$(74,558)	$19,151	$(18,640)	$28,064
Loss on extinguishment of debt(2)	—	—	—	36,570
Loan termination fee(1)	—	—	2,954	—
Ineffective portion and termination of hedges(1)	91	(21)	2,222	41
Gain on mark to market of interest rate derivative contracts(2)	(855)	—	(3,727)	(681)
Write-off of deferred financing fees(1)	150	—	3,975	—
Non-cash share based payment expense(3)	1,067	949	2,931	3,167
Term Financing No. 1 hedge loss amortization charges(1)	4,591	3,601	13,478	11,544
Securitization No. 1 hedge loss amortization charges (1)	423	2,865	1,168	8,792
Adjusted net income (loss)	$(69,091)	$26,545	$4,361	$87,497

(1)	Included in Interest, net.

(2)	Included in Other income (expense).

(3)	Included in Selling, general and administrative expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
Weighted-average shares:	2013	2014	2013	2014
Common shares outstanding	78,544,380	80,389,996	71,462,264	80,389,131
Restricted common shares	669,489	600,581	562,612	581,932
Total weighted-average shares	79,213,869	80,990,577	72,024,876	80,971,063

	Three Months Ended September 30,		Nine Months Ended September 30,
Percentage of weighted-average shares:	2013	2014	2013	2014
Common shares outstanding	99.15%	99.26%	99.22%	99.28%
Restricted common shares	0.85%	0.74%	0.78%	0.72%
Total	100.00%	100.00%	100.00%	100.00%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Weighted-average common shares outstanding – Basic	78,544,380	80,389,996	71,462,264	80,389,131
Effect of dilutive shares	—	—	—	—
Weighted-average common shares outstanding - Diluted (b)	78,544,380	80,389,996	71,462,264	80,389,131

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(Dollars in thousands, except per share amounts)
Adjusted net income allocation:
Adjusted net income (loss)	$(69,091)	$26,545	$4,361	$87,497
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	—	(197)	(34)	(629)
Adjusted net income (loss) allocable to common shares – Basic and Diluted	$(69,091)	$26,348	$4,327	$86,868

Adjusted net income (loss) per common share – Basic and Diluted	$(0.88)	$0.33	$0.06	$1.08

(a)
For the three months ended September 30, 2013 and 2014, distributed and undistributed earnings to restricted shares is 0.85% and 0.74% of net income. For the nine months ended September 30, 2013 and 2014, distributed and undistributed earnings to restricted shares is 0.78% and 0.72% of net income. The amount of restricted share forfeitures for all periods present is immaterial to the allocation of distributed and undistributed earnings.

(b)	For the three and nine months ended September 30, 2013 and 2014, we had no dilutive shares.

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
A hypothetical 100-basis point increase/decrease in our variable interest rates would increase/decrease the minimum contracted rentals on our portfolio as of September 30, 2014 by $5.2 million and $2.0 million, respectively, over the next twelve months. As of September 30, 2014, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $2.2 million and $0.9 million, respectively, net of amounts received from our interest rate derivatives, over the next twelve months.

Item 4.    Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2014. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the third quarter of 2014, we purchased our common shares as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (a)
	(Dollars in thousands, except per share amounts)
July	—		$—	—	$—
August	—		—	—	—
September	58,169	(b)	0.01	—	—
Total	58,169		$0.01	—	$—

(a)
The remaining dollar value of common shares that may be purchased under the repurchase program approved by the Company’s Board of Directors on November 5, 2012 was $30,000. This authorization expired on July 28, 2014.

(b)	Reflects the repurchase of unvested common shares from a former officer of the Company.

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

10.1	Form of Restricted Share Agreement for Certain Executive Officers Under the Aircastle Limited 2014 Omnibus Incentive Plan. *
10.2	Form of Non-Officer Director Restricted Share Agreement Under the Aircastle Limited 2014 Omnibus Incentive Plan. *
10.3	Separation Agreement, dated September 5, 2014, among Aircastle Advisor LLC and David Walton. *
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
99.1	Owned Aircraft Portfolio at September 30, 2014. *
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and September 30, 2014, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2014, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2014, and (v) Notes to Unaudited Consolidated Financial Statements. *

*     Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 4, 2014

AIRCASTLE LIMITED
(Registrant)
By:	/s/ Aaron Dahlke
Aaron Dahlke
Chief Accounting Officer and Authorized Officer