Form 10-K
period 2014-12-31
Aircastle LTD
filed 2015-02-19
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the Registrant’s Common Shares based upon the closing price on the New York Stock Exchange on June 30, 2014 (the last business day of registrant’s most recently completed second fiscal quarter), beneficially owned by non-affiliates of the Registrant was approximately $964.3 million. For purposes of the foregoing calculation, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and executive officers and shareholders owning 10% or more of the outstanding common shares of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.
As of February 6, 2015, there were 80,949,815 outstanding shares of the registrant’s common shares, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Documents of Which Portions Are Incorporated by Reference	Parts of Form 10-K into Which Portion Of Documents Are Incorporated
Proxy Statement for Aircastle Limited	Part III
2014 Annual General Meeting of Shareholders	(Items 10, 11, 12, 13 and 14)

SAFE HARBOR STATEMENT UNDER THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain items in this Annual Report on Form 10-K (this “report”), and other information we provide from time to time, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not necessarily limited to, statements relating to our ability to acquire, sell, lease or finance aircraft, raise capital, pay dividends, and increase revenues, earnings, EBITDA, Adjusted EBITDA and Adjusted Net Income and the global aviation industry and aircraft leasing sector. Words such as “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “may,” “will,” “would,” “could,” “should,” “seeks,” “estimates” and variations on these words and similar expressions are intended to identify such forward-looking statements. These statements are based on our historical performance and that of our subsidiaries and on our current plans, estimates and expectations and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements; Aircastle can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any forward-looking statements contained in this report. Factors that could have a material adverse effect on our operations and future prospects or that could cause actual results to differ materially from Aircastle's expectations include, but are not limited to, capital markets disruption or volatility which could adversely affect our continued ability to obtain additional capital to finance new investments or our working capital needs; government fiscal or tax policies, general economic and business conditions or other factors affecting demand for aircraft or aircraft values and lease rates; our continued ability to obtain favorable tax treatment in Bermuda, Ireland and other jurisdictions; our ability to pay dividends; high or volatile fuel prices, lack of access to capital, reduced load factors and/or reduced yields, operational disruptions caused by political unrest and other factors affecting the creditworthiness of our airline customers and their ability to continue to perform their obligations under our leases, and other risks detailed from time to time in Aircastle's filings with the Securities and Exchange Commission (“SEC”), including as described in Item 1A. “Risk Factors” and elsewhere in this report. In addition, new risks and uncertainties emerge from time to time, and it is not possible for Aircastle to predict or assess the impact of every factor that may cause its actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this report. Aircastle expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.
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
We acquire, lease, and sell commercial jet aircraft with large, global operator bases and long useful lives. As of December 31, 2014, our aircraft portfolio consisted of 148 aircraft leased to 54 lessees located in 34 countries. Our aircraft fleet is managed by an experienced team based in the United States, Ireland and Singapore. Typically, our aircraft are subject to net leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs arising during the term of the lease. We also may occasionally make investments in other aviation assets, including debt investments secured by commercial jet aircraft. As of December 31, 2014, the net book value of our flight equipment and finance lease aircraft was $5.69 billion compared to $5.19 billion at the end of 2013. Our revenues and net income for the year ended December 31, 2014 were $818.6 million and $100.8 million respectively, and for the fourth quarter 2014 were $238.3 million and $72.8 million, respectively.
Growth in commercial air traffic is broadly correlated with world economic activity, and has been expanding at a rate one to two times the rate of global GDP growth. The expansion of air travel has driven a rise in the world aircraft fleet. There are currently more than 18,000 commercial mainline passenger and freighter aircraft in operation worldwide. This fleet is expected to continue expanding at an average annual rate of three to five percent per annum over the next 20 years. In addition, aircraft leasing companies own an increasing share of the world’s commercial jet aircraft, and now account for approximately 40% of this fleet.
Notwithstanding the sector’s long-term growth, the aviation markets have been, and are expected to remain, subject to economic variability on a global basis and regional basis, as well as to changes in macroeconomic relations such as fuel price levels and exchange rates. The industry is susceptible to external shocks, such as regional conflicts, terrorist events and to disruptions caused by severe weather events and other natural phenomena. Mitigating these risks is the portability of the assets, allowing aircraft to be redeployed in locations where demand is higher.
Air traffic data for 2014 showed a continued strong trend in passenger market growth. Air cargo traffic showed slow improvement as world trade and economic growth increased.  According to the International Air Transport Association, during 2014 global passenger traffic increased by 5.9% and air cargo traffic increased by 4.5% as compared to the same period in 2013.  Passenger traffic growth was strong, driven by rising economic growth and business confidence.  The air cargo market, which is more sensitive than the passenger sector to economic conditions, appears to have stabilized after weak performances between 2011 and 2013. The air cargo market continues to be hampered by persistent overcapacity.
There are significant regional variations in both passenger and air cargo demand. Emerging market economies have been experiencing significant increases in air traffic, driven by rising levels of per capita air travel. Air traffic in other regions is being driven by long-term structural changes in global traffic flows, particularly the growth in long-haul "hub and spoke" traffic flowing through the Persian Gulf. In contrast, mature markets such as North America and Western Europe are likely to grow more slowly in tandem with their economies. Finally, airlines operating in areas with political instability or where there are geopolitical conflicts, such as Russia, have seen more modest growth and their outlook is more uncertain. Periodic health concerns, such as the recent Ebola virus outbreak, may also play a role in the near-term development of air traffic in certain regions. However, in aggregate, we believe that passenger and cargo traffic will likely increase over time, and as a result, we expect demand for modern, fuel efficient aircraft will continue to remain strong over the long-term.
Capital availability for aircraft has varied over time, and we consider this variability to be a basic characteristic of our business. However, both debt and equity markets improved globally over the past several years with the recovery from the recent global financial crisis. Strong U.S. debt capital markets conditions benefited certain borrowers by permitting access to financing at historic lows while higher fees have driven down export credit agency ("ECA") demand. Commercial bank debt continues to play a critical role in the air finance market with traditional aviation lenders, along with a number of new entrants, providing capacity to top tier airlines and lessors, although we believe regulatory pressures have limited the extent of the bank market's recovery. We believe these market forces should generate attractive new investment and trading opportunities upon which we are well placed to capitalize given our access to the U.S. capital markets. Over the longer term, our strategy is to achieve an investment grade credit rating, which we believe will reduce our borrowing costs and enable more reliable access to debt capital throughout the business cycle.
We intend to pay quarterly dividends to our shareholders based on the Company’s sustainable earnings levels; however, our ability to pay quarterly dividends will depend upon many factors, including those described in Item 1A. “Risk Factors”, and elsewhere in this report. Through the fourth quarter of 2014, the Company has paid dividends in 34 consecutive quarters. The table below is a summary of our recent quarterly dividend history. These dividends may not be indicative of the amount of any future dividends.

Declaration Date	Dividend per Common Share	Aggregate Dividend Amount	Record Date	Payment Date
		(Dollars in Thousands)
February 17, 2012	$0.150	$10,865	February 29, 2012	March 15, 2012
May 2, 2012	$0.150	$10,847	May 31, 2012	June 15, 2012
August 1, 2012	$0.150	$10,464	August 31, 2012	September 14, 2012
November 5, 2012	$0.165	$11,493	November 30, 2012	December 14, 2012
February 18, 2013	$0.165	$11,268	March 4, 2013	March 15, 2013
May 1, 2013	$0.165	$11,297	May 31, 2013	June 14, 2013
August 2, 2013	$0.165	$13,330	August 30, 2013	September 13, 2013
October 29, 2013	$0.200	$16,163	November 29, 2013	December 13, 2013
February 21, 2014	$0.200	$16,201	March 7, 2014	March 14, 2014
May 5, 2014	$0.200	$16,202	May 30, 2014	June 13, 2014
July 28, 2014	$0.200	$16,201	August 29, 2014	September 12, 2014
October 31, 2014	$0.220	$17,817	November 28, 2014	December 15, 2014
Competitive Strengths
We believe that the following competitive strengths will allow us to capitalize on future growth opportunities in the global aviation industry:

•
Flexible, disciplined acquisition approach and broad investment sourcing network. We evaluate the risk and return of any potential acquisition first as a discrete investment and then from a portfolio management perspective. To evaluate potential acquisitions, we employ a rigorous due diligence process focused on (i) cash flow generation with careful consideration of macro trends, industry cyclicality and product life cycles; (ii) aircraft specifications and maintenance condition; (iii) lessee credit worthiness and the local jurisdiction’s rules for enforcing a lessor’s rights; and (iv) other legal and tax implications. We source our acquisitions through well-established relationships with airlines, other aircraft lessors, financial institutions and other aircraft owners. Since our formation in 2004, we have built our aircraft portfolio through more than 115 transactions with more than 70 counterparties.

•
Strong capital raising track record and access to a wide range of financing sources.  Aircastle is a publicly listed company and our shares trade on the New York Stock Exchange. Since our inception in late 2004, we have raised approximately $1.7 billion in equity capital from private and public investors as well as approximately $11.2 billion in debt capital for both growth and refinancing purposes through export credit agency-backed debt, commercial bank debt, the aircraft securitization markets and the unsecured bond market. This debt capital has been sourced from a wide variety of providers demonstrating our funding expertise and flexibility in adapting to changing capital markets conditions. Additionally, we have expanded our shareholder base to include two long-term oriented international investors, Marubeni Corporation ("Marubeni") and Ontario Teachers' Pension Plan ("Teachers' ").

•
Our capital structure is long-dated and provides investment flexibility. Our aircraft are currently financed under secured and unsecured debt financings with a weighted average debt maturity of 4.2 years, thereby limiting our near-term financial markets exposure on our owned aircraft portfolio. As such, we are free to deploy our capital base flexibly to take advantage of what we anticipate will be a more attractive investment environment. We also believe that our access to the unsecured bond market and our recently increased unsecured revolving line of credit, which are enabled by our large unencumbered asset base, allow us to pursue a flexible and opportunistic investment strategy.

•
Experienced management team with significant expertise.  Our management team has significant experience in the acquisition, leasing, financing, technical management, restructuring/repossession and sale of aviation assets. Additionally, each member of our executive management team has more than 20 years of relevant experience. Our experience enables us to access a wide array of placement opportunities throughout the world and also pursue efficiently a broad range of potential investments and sales opportunities in the global aviation industry. With extensive industry contacts and relationships worldwide, we believe our management team is highly qualified to manage and grow our aircraft portfolio and to address our long-term capital needs.

•
Significant experience in successfully selling aircraft throughout their life cycle. Since our formation, we sold 108 aircraft with a gross purchase price in excess of $2.5 billion. These sales generated net gains of approximately $133 million and have involved a wide range of aircraft types and buyers. In addition to sales of newer aircraft, we also sold 71 aircraft that were 15 or more years old at the time of sale, with many of these being sold on an end-of-life, part-out disposition basis, where the airframe and engines may be sold to different buyers. We believe this sales experience with older aircraft is an essential portfolio management skill.

•
Diversified portfolio of modern aircraft.    We have a portfolio of modern aircraft that is diversified with respect to lessees, geographic markets, lease maturities and aircraft types. As of December 31, 2014, our aircraft portfolio consisted of 148 aircraft comprising a variety of passenger and freighter aircraft types that were leased to 54 lessees located in 34 countries. Our lease expirations are well dispersed, with a weighted average remaining lease term of 5.4 years as of December 31, 2014. Over the next two years, only 9% of our fleet by net book value has scheduled lease expirations, after taking into account lease commitments. This provides the company with a long-dated base of contracted revenues. We believe our focus on portfolio diversification reduces the risks associated with individual lessee defaults and adverse geopolitical or economic issues, and results in generally predictable cash flows.

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

Business Strategy
The overall financing environment has improved in recent years and aircraft owners generally have benefited from the low interest rate environment. Particularly strong conditions in the debt capital markets have provided select borrowers including Aircastle with access to attractively priced, flexible financing providing a competitive advantage over airlines and lessors that lack similar access. Moreover, traditional asset-based financing for aircraft from commercial banks remains limited, particularly for older aircraft.
We plan to grow our business and profits over the long-term by continuing to employ the following elements of our fundamental business strategy:

•
Pursuing a disciplined, "value oriented" investment strategy. In our view, the relative values of different aircraft investments change over time. As a consequence, we maintain a value oriented investment strategy to seek out the best risk-adjusted return opportunities across the commercial jet market. To this end, we carefully evaluate investments across different aircraft models, ages, lessees and acquisition sources and re-evaluate these choices periodically as market conditions and relative investment values change. We believe the financing flexibility offered through unsecured debt enables our value oriented strategy and provides us with a competitive advantage for many investment opportunities. We believe this approach is differentiated among the larger aircraft leasing companies.

•
Investing in commercial jet aircraft and other aviation assets when attractively priced opportunities and cost effective financing are available. We believe the large and growing aircraft market, together with ongoing fleet replacements, will provide significant acquisition opportunities. We regularly evaluate potential aircraft acquisitions and expect to continue our investment program through additional purchases when attractively priced opportunities and cost effective financing are available.

•
Maintaining efficient access to capital from a wide range of sources while targeting an investment grade credit rating. We believe the aircraft investment market is subject to forces related to the business cycle and our strategy is to increase our purchase activity when prices are low and to emphasize asset sales when competition for assets is high. In order to implement this approach, we believe maintaining access to a wide variety of financing sources over the business cycle is very important. Our strategy is to improve our corporate credit ratings to an investment grade level. We intend to do so by maintaining strong portfolio and capital structure metrics while achieving a critical size through accretive growth. We believe improving our credit rating will not only reduce our borrowing costs but also enable more reliable access to debt capital throughout the business cycle.

•
Selling assets when attractive opportunities arise and for portfolio management purposes. We pursue asset sales as opportunities arise over the course of the business cycle with the aim of realizing profits and reinvesting proceeds where more accretive investments are available. We also use asset sales for portfolio management purposes such as reducing lessee specific concentrations and lowering residual value exposures to certain aircraft types and also to exit from investments when a sale or part-out would provide the greatest expected cash flow for us.

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

•
Intending to pay quarterly dividends to our shareholders based on the Company's sustainable earnings levels. However our ability to pay quarterly dividends will depend upon many factors, including those as described in Item 1A. “Risk Factors”, and elsewhere in this report. On October 31, 2014, our board of directors declared a regular quarterly dividend of $0.22 per common share, or an aggregate of $17.8 million for the three months ended December 31, 2014, which was paid on December 15, 2014 to holders of record on November 28, 2014. These dividends may not be indicative of the amount of any future dividends.

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
Our objective is to develop and maintain a diverse and stable operating lease portfolio. We review our operating lease portfolio periodically to sell aircraft opportunistically, to manage our portfolio diversification and to exit from aircraft investments when we believe that selling will achieve the maximum expected cash flow rather than reinvesting in and re-leasing the aircraft while also managing our exposure to older technology aircraft. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Acquisitions and Sales.”
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
Potential investments and sales are evaluated by teams comprised of marketing, technical, risk management, financial and legal professionals. These teams consider a variety of aspects before we commit to purchase or sell an aircraft, including price, specification/configuration, age, condition and maintenance history, operating efficiency, lease terms, financial condition and liquidity of the lessee, jurisdiction, industry trends and future redeployment potential and values, among other factors. We believe that utilizing a cross-functional team of experts to consider the investment parameters noted above will help us assess more completely the overall risk and return profile of potential acquisitions and will help us move forward expeditiously on letters of intent and acquisition documentation. Our letters of intent are typically non-binding prior to internal approval, and upon internal approval are binding subject to the fulfillment of customary closing conditions.

Finance
We intend to fund new investments through cash on hand, cash flows from operations, our revolving credit facility and through medium - to longer-term financings on a secured or unsecured basis. We may repay all or a portion of such borrowings from time to time with the net proceeds from subsequent long-term debt financings, additional equity offerings, cash generated from operations and asset sales. Therefore, our ability to execute our business strategy, particularly the acquisition of additional commercial jet aircraft or other aviation assets, depends to a significant degree on our ability to obtain additional debt and equity capital on terms we deem attractive.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Secured Debt Financings” and ”Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Unsecured Debt Financings.”
Segments
We operate in a single segment.
Aircraft Leases
Nearly all of our aircraft are contracted on operating leases. Under an operating lease, we retain the benefit, and bear the risk, of re-leasing and of the residual value of the aircraft at the end of the lease. Operating leasing can be an attractive alternative to ownership for an airline because leasing increases their fleet flexibility, requires lower capital commitments, and significantly reduces aircraft residual value risks. Under these leases, the lessee agrees to lease an aircraft for a fixed term, although certain of our operating leases allow the lessee the option to extend the lease for an additional term or, in rare cases, terminate the lease prior to its expiration. As a percentage of lease rental revenue for the year ended December 31, 2014, our three largest customers, Martinair (including its affiliate Transavia), LATAM Airlines Group S.A. and South African Airways Pty. Ltd., accounted for 6%, 6% and 5%, respectively.
The scheduled maturities of our aircraft leases by aircraft type grouping currently are as follows, taking into account lease placement and renewal commitments as of February 6, 2015:

	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	2026	Off-Lease(1)	Total
A319/A320/A321	1	3	2	—	6	5	8	3	6	6	—	—	—	40
A330-200/300	—	3	9	1	2	1	4	—	—	3	3	1	—	27
737-700/800/900ER	3	7	2	4	3	11	—	5	2	2	1	—	5	45
757-200 / 767-300ER	—	—	6	1	—	—	1	—	—	—	—	—	—	8
777-200ER / 300ER	—	—	1	2	2	—	1	—	—	1	1	—	—	8
E195	—	—	—	—	—	—	—	—	1	4	—	—	—	5
Freighters	2	1	4	6	—	—	—	2	—	—	—			15
Total	6	14	24	14	13	17	14	10	9	16	5	1	5	148

____________
(1) Consists of five Boeing 737-800 aircraft which were returned to us by a Russia-based customer in the first quarter of 2015 pursuant to early termination agreement that were signed in the fourth quarter of 2014.

2015 Lease Expirations and Lease Placements
We began the year with six aircraft having scheduled lease expirations in 2015 that did not already have signed lease commitments in place. These six aircraft, which account for 1.7% of our net book value of flight equipment (including flight equipment held for lease and net investment in finance leases) at December 31, 2014, represent our best estimate for the aircraft which we will need to place on lease or sell this year. We currently expect to sell three of these remaining six aircraft.

2016-2019 Lease Expirations and Lease Placements
Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in the period 2016-2019 representing the percentage of our net book value of flight equipment (including flight equipment held for lease and net investment in finance leases) at December 31, 2014 specified below:

•	2016: 14 aircraft, representing 7%;

•	2017: 24 aircraft, representing 16%;

•	2018: 14 aircraft, representing 13%; and

•	2019: 13 aircraft, representing 10%.

Lease Payments and Security.    Each of our leases requires the lessee to pay periodic rentals during the lease term. As of December 31, 2014, rentals on more than 92% of our leases then in effect, as a percentage of net book value, are fixed and do not vary according to changes in interest rates. For the remaining leases, rentals are payable on a floating interest-rate basis. Most lease rentals are payable either monthly or quarterly in advance, and all lease rentals are payable in U.S. dollars.
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
Other Aviation Assets and Alternative New Business Approaches
As of December 31, 2014, our overall portfolio of assets consists entirely of commercial jet aircraft. We believe investment opportunities may arise in related sectors such as jet engine and spare parts leasing and financing and commercial turboprop aircraft and helicopter leasing and financing. In the future, we may make opportunistic investments in these or other sectors or in other aviation-related assets and we intend to continue to explore other income-generating activities and investments. We established a joint venture with Teachers' in December 2013 in order to leverage our experience and contacts that will invest in leased aircraft, provided that capital is available to fund such investments on attractive terms. As of December 31, 2014, the joint venture's total assets were $545 million. At February 6, 2015, Teachers' holds 9.7% of our common shares. Therefore, each of the joint venture and the sales of the aircraft were arm's length related party transactions under our related party policy and were approved by our Audit Committee.
We believe we have a world class servicing platform and may also pursue opportunities to capitalize on these capabilities such as providing aircraft management services for third party aircraft owners.
Competition
The aircraft leasing and trading industry is highly competitive with a significant number of active participants. We face competition for the acquisition of aircraft from airlines and other aircraft owners, for the placement of aircraft on lease with airlines and for buyers of aircraft assets which we may wish to divest.
Competition for aircraft acquisitions comes from large established aircraft leasing companies, smaller players, and new entrants. The improvement in financial markets conditions over the past three years has increased competition across most asset types and has drawn many new investors to our business.
Larger lessors are generally more focused on acquiring new aircraft via both purchase and lease-back transactions with airlines and through direct orders with the original equipment manufacturers. These larger lessors include companies such as GE Capital Aviation Services, AerCap Holdings NV ("AerCap"), Air Lease Corporation, Aviation Capital Group, CIT Aerospace, AWAS, SMBC Aviation Capital, BOC Aviation and Avolon Holdings. In addition, several major Asian financial institutions have entered the market for new aircraft over the past several years through new leasing subsidiaries and have been pursuing business aggressively.
During 2014, AerCap acquired the common stock of ILFC, a wholly owned subsidiary of American International Group, creating, by some measures, the largest aircraft leasing company. In doing so, AerCap also became the largest publicly traded aircraft leasing company with a year-end 2014 market capitalization of more than $8 billion. In December 2014, Avolon Holdings completed an initial public offering of stock, making them the fifth major aircraft leasing company to be traded on the New York Stock Exchange.

Competition for mid-aged and older aircraft typically comes from smaller players that, in many cases, rely on private equity or hedge fund capital sources. Such competitors include Apollo Aviation Group, Deucalion, Oak Hill Aviation and a number of relatively new players funded by alternative investment funds and companies.
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
Some of our competitors have, or may obtain, greater financial resources than us and may have a lower cost of capital. A number also commit to speculative orders of new aircraft to be placed on operating lease upon delivery from the manufacturer, which compete with new and used aircraft offered by other lessors. However, we believe that we are able to compete favorably in aircraft acquisition, leasing and sales activities due to the reputation of our team of experienced professionals, extensive market contacts and expertise in sourcing and acquiring aircraft. We also believe our access of unsecured capital markets debt provides us with a competitive advantage in pursuing investments quickly and reliably and in acquiring aircraft in situations for which it may be more difficult to finance on a secured, non-recourse basis.
Employees
We operate in a capital intensive, rather than a labor intensive, business. As of December 31, 2014, we had 97 employees. None of our employees are covered by a collective bargaining agreement and we believe that we maintain excellent employee relations. We provide certain employee benefits, including retirement benefits, and health, life, disability and accident insurance plans.
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
Government Regulation
The air transportation industry is highly regulated, We are however, generally not directly subject to most of these regulations because we do not operate aircraft. In contrast, our lessees are subject to extensive, direct regulation under the laws of the jurisdictions in which they are registered and under which they operate. Such laws govern, among other things, the registration, operation and maintenance of our aircraft. Our customers may also be subject to noise or emissions regulations in the jurisdictions in which they operate our aircraft. For example, the United States and other jurisdictions impose more stringent limits on nitrogen oxide (“NOx”), carbon monoxide (“CO”) and carbon dioxide (“CO2”) emissions from engines. In addition, European countries generally have more strict environmental regulations and, in particular, the European Union

("EU") has included aviation in the European Emissions Trading Scheme (“ETS”), although the United States, China and other countries continue to oppose the inclusion of aviation emissions in ETS.
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
Subsequent Events
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure since the balance sheet date of December 31, 2014 through the date of this filing, the date on which the consolidated financial statements included in this Form 10-K were issued.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially adversely affect our business, financial condition, results of operations or ability to pay dividends in future periods or to meet our debt obligations. The risks described below are not the only risks facing our Company. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations or ability to pay dividends in future periods.
Risks Related to Our Business
Risks Related to Our Operations
Volatile financial market conditions may adversely impact our liquidity, our access to capital and our cost of capital and may adversely impact the airline industry and the financial condition of our lessees.
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
We operate as a supplier to airlines and are indirectly impacted by all the risks facing airlines today. The ability of each lessee to perform its obligations under the relevant lease will depend primarily on the lessee’s financial condition and cash flow, which may be affected by factors beyond our control, including:

•	passenger and air cargo demand;

•	competition;

•	passenger fare levels and air cargo rates;

•	the continuing availability of government support, whether through subsidies, loans, guarantees, equity investments or otherwise;

•
availability of financing and other circumstances affecting airline liquidity, including covenants in financings, terms imposed by credit card issuers, collateral posting requirements contained in fuel hedging contracts and the ability of airlines to make or refinance principal payments as they come due;

•	geopolitical and other events, including war, acts or threats of terrorism, outbreaks of epidemic diseases and natural disasters;

•	aircraft accidents;

•	operating costs, including the price and availability of jet fuel, labor costs and insurance costs and coverages;

•	restrictions in labor contracts and labor difficulties;

•	economic conditions, including recession, financial system distress and currency fluctuations in the countries and regions in which the lessee operates or from which the lessee obtains financing; and

•	governmental regulation of, or affecting the air transportation business, including noise regulations, emissions regulations, climate change initiatives, and aircraft age limitations.
These factors, and others, may lead to defaults by our customers, or may delay or prevent aircraft deliveries or transitions, result in payment restructurings or other lease term restructurings, and may increase our costs from repossessions and reduce our revenues due to downtime or lower re-lease rates.
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
Other factors that may affect our ability to realize upon the investment in our aircraft and that may increase the likelihood of impairment charges, include higher fuel prices which may reduce demand for older, less fuel efficient aircraft, additional environmental regulations, customer preferences and other factors that may effectively shorten the useful life of older aircraft.
We wrote down the value of some of our assets during 2014, and if conditions worsen, or in the event of a customer default, we may be required to record further write-downs.

We test our assets for impairment whenever events or changes in circumstances indicate that the carrying amounts for such assets are not recoverable from their expected, undiscounted cash flows. We also perform our annual fleet-wide recoverability assessment during the third quarter of each year. This recoverability assessment is a comparison of the carrying value of each aircraft to its undiscounted expected future cash flows. We develop the assumptions used in the recoverability assessment, including those relating to current and future demand for each aircraft type, based on management's experience in the aircraft leasing industry as well as information received from third party sources. We refer to impairments arising from this analysis as "Annual Fleet-Wide Impairments". During our 2014 assessment, we reduced our forecast of future cash flows for two older freighter aircraft and recorded an aggregate of $19.5 million in impairments during the third quarter.
In addition to charges arising from our fleet-wide review, during 2014 we recorded impairment charges of $42.7 million on several aircraft that were returned to us early as a result of lease terminations or amendments which we refer to as

"Transactional Impairments". During 2014, we also recorded impairment charges of $30.9 million related to our exit from converted freighter aircraft which we refer to as "Freighters Held for Sale". We recorded maintenance revenue and other revenue and reversed lease incentives related to some of these aircraft that partly offset these impairments. See “Item 7: Management Discussion and Analysis of Financial Condition and Results of Operations - Summary of Impairments and Recoverability Assessment” for more details.
If anticipated aircraft lease cash flows or sales values worsen due to a decline in market conditions, or a lessee customer defaults, we may have to reassess the carrying value of one or more of our aircraft assets.  In particular, we believe that as aircraft approach the end of their economic useful lives, their carrying values may be more susceptible to non-recoverable declines in value because such assets will have a shorter opportunity in which to benefit from a market recovery. As such, it is possible that additional impairments may be triggered for other long-lived assets and any such impairment amounts may be material. As of December 31, 2014, based on net book value, 19% of our aircraft portfolio was 15 years or older, 5% of our aircraft portfolio was 20 years or older and less than 1% of our aircraft portfolio was 25 years or older.
Our financial reporting for lease revenue may be significantly impacted by a proposed new model for lease accounting.
On August 17, 2010, the International Accounting Standards Board, (“IASB”), and FASB published for public comment joint proposals (the “Proposals”) to change the financial reporting of lease contracts (“Lease ED”).
In May 2013, the FASB issued re-exposure draft, “Leases” (the “Lease Re-ED”), which would replace the existing guidance in the Accounting Standards Codification (“ASC”) 840 (“ASC 840”), Leases. In March 2014, the FASB decided that the accounting for leases by lessors would basically remain unchanged from the concepts existing in current ASC 840 accounting. In addition, the FASB decided that a lessor should be precluded from recognizing selling profit and revenue at lease commencement for any sales-type or direct finance lease that does not transfer control of the underlying asset to the lessee. This requirement aligns the notion of what constitutes a sale in the lessor accounting guidance with that in the forthcoming revenue recognition standard, which evaluates whether a sale has occurred from the customer’s perspective. We anticipate that the final lease standard may have an effective date no earlier than 2017. We believe that when and if the proposed guidance becomes effective, the changes will not have a material impact our financial results and the market price of our shares.
Our ability to obtain debt financing and our cost of debt financing is, in part, dependent upon our credit ratings and a credit downgrade could adversely impact our financial results.
Our ability to obtain debt financing and our cost of debt financing is dependent, in part, on our credit ratings. Maintaining our credit ratings depends in part on strong financial results and in part on other factors, including the outlook of the ratings agencies on our sector and on the market generally. A credit rating downgrade may result in higher pricing or less favorable terms under secured financings, including Export Credit Agency backed financings, or may make it more difficult or more costly for us to raise debt financing in the unsecured bond market. Credit rating downgrades may therefore make it more difficult to satisfy our funding requirements.
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
Our senior management’s reputations and relationships with lessees, sellers, buyers and financiers of aircraft are a critical element of our business. We encounter intense competition for qualified employees from other companies in the aircraft leasing industry, and we believe there are only a limited number of available qualified executives in our industry. Our future success depends, to a significant extent, upon the continued service of our senior management personnel, and if we lose one or more of these individuals, our business could be adversely affected.

We may not be able to pay or maintain dividends, or we may choose not to pay dividends, and the failure to pay or maintain dividends may adversely affect our share price.
On October 31, 2014, our board of directors declared a regular quarterly dividend of $0.22 per common share, or an aggregate of approximately $17.8 million, which was paid on December 15, 2014 to holders of record on November 28, 2014. This dividend may not be indicative of the amount of any future quarterly dividends. Our ability to pay, maintain or increase cash dividends to our shareholders is subject to the discretion of our board of directors and will depend on many factors, including: our ability to comply with financial covenants in our financing documents that limit our ability to pay dividends and make certain other restricted payments; the difficulty we may experience in raising, and the cost of, additional capital and our ability to finance our aircraft acquisition commitments; our ability to re-finance our securitizations and other long-term financings; our ability to negotiate and enforce favorable lease rates and other contractual terms; the level of demand for our aircraft in the lease placement or sales markets; the economic condition of the commercial aviation industry generally; the financial condition and liquidity of our lessees; unexpected or increased aircraft maintenance or other expenses; the level and timing of capital expenditures, principal repayments and other capital needs; maintaining our credit ratings, our results of operations, financial condition and liquidity; legal restrictions on the payment of dividends, including a statutory dividend test and other limitations under Bermuda law; and general business conditions and other factors that our board of directors deems relevant. Some of these factors are beyond our control. In the future we may not choose to pay dividends or may not be able to pay dividends, maintain our current level of dividends, or increase them over time. The failure to maintain or pay dividends may adversely affect our share price.
We are subject to risks related to our indebtedness that may limit our operational flexibility and our ability to compete with our competitors.
General Risks
As of December 31, 2014, our total indebtedness was approximately $3.8 billion, representing approximately 68.8% of our total capitalization. Aircastle Limited has guaranteed most of this indebtedness, and we are responsible on a full recourse basis for timely payment when due and compliance with covenants under the related debt documentation. As a result of our substantial amount of indebtedness, we may be unable to generate sufficient cash to pay, when due, the principal of, interest on or other amounts due with respect to our indebtedness, and our substantial amount of indebtedness may increase our vulnerability to adverse economic and industry conditions, reduce our flexibility in planning for or reaction to changes in the business environment or in our business or industry, and adversely affect our cash flow and our ability to operate our business and compete with our competitors.
Our indebtedness subjects us to certain risks, including:

•
a significant percentage of our aircraft and aircraft leases serve as collateral for our secured indebtedness, and the terms of certain of our indebtedness require us to use proceeds from sales of aircraft, in part, to repay amounts outstanding under such indebtedness;

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

•
ECA Term Financings. Our ECA term financings contain a $500 million minimum net worth covenant and also contain, among other customary provisions, a material adverse change default and a cross-default to certain other financings of the Company.

•	Bank Financings. Our bank financings contain, among other customary provisions, a $500 million minimum net worth covenant and a cross-default to certain other financings of the Company.

•
Senior Notes. Our senior notes indenture imposes operating and financial restrictions on our activities. These restrictions limit our ability to, or in certain cases prohibit us from, incurring or guaranteeing additional indebtedness, refinancing our existing indebtedness, paying dividends, repurchasing our common shares, making other restricted payments, making certain investments or entering into joint ventures and a cross-default to certain other financings of the Company.

•
Revolving Credit Facility. Our revolving credit facility contains a $750 million minimum net worth covenant, a minimum unencumbered asset ratio, a minimum interest coverage ratio and a cross-default to certain other financings of the Company.

In addition, under the terms of the securitization, certain transactions will require the consent or approval of independent directors, the rating agencies that rated the applicable portfolio’s certificates or the financial guaranty insurance policy issuer. Absent the aforementioned consent, which we may not receive, we may not be able to lease our aircraft to certain customers or to sell an aircraft, even if to do so would provide the best risk/return outcome at that time.
The terms of our financings also restrict our ability to incur or guarantee additional indebtedness or engage in mergers, amalgamations or consolidations among our subsidiary companies or between a subsidiary company and a third party or otherwise dispose of all or substantially all of our assets.
We are subject to various risks and requirements associated with transacting business in foreign jurisdictions.
The international nature of our business exposes us to trade and economic sanctions and other restrictions imposed by the U.S. and other governments. The U.S. Departments of Justice, Commerce, Treasury and other agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against companies for violations of export controls, the Foreign Corrupt Practices Act (“FCPA”), and other federal statutes, sanctions and regulations, including those established by the Office of Foreign Assets Control (“OFAC”) and, increasingly, similar or more restrictive foreign laws, rules and regulations, including the U.K. Bribery Act (“UKBA”), which may also apply to us. By virtue of these laws and regulations, and under laws and regulations in other jurisdictions, we may be obliged to limit our business activities, we may incur costs for compliance programs and we may be subject to enforcement actions or penalties for noncompliance. In recent years, U.S. and foreign governments have increased their oversight and enforcement activities with respect to these laws, and we expect the relevant agencies to continue to increase these activities.
We have compliance policies and training programs in place for our employees with respect to FCPA, OFAC Regulations, UKBA and similar laws, but there can be no assurance that our employees, consultants or agents will not engage in conduct for which we may be held responsible. Violations of FCPA, OFAC Regulations, UKBA and other laws, sanctions or regulations may result in severe criminal or civil penalties, and we may be subject to other liabilities.
We are dependent upon information technology systems, which are subject to disruption, damage, failure and risks associated with implementation and integration.
We are dependent upon information technology systems to manage, process, store and transmit information associated with our operations, which may include proprietary business information and personally identifiable information of our customers and employees. Our information technology systems are subject to disruption, damage or failure from a variety of sources, including, without limitation, computer viruses, security breaches, cyber-attacks, employee error, natural disasters and defects in design. Damage, disruption, or failure of one or more information technology systems may result in interruptions to our operations in the interim or may require a significant investment to fix or replace them or may result in significant damage to our reputation. Although various measures have been implemented to manage our risks related to the information technology systems and network disruptions, a cyber-attack could lead to the loss of sensitive information, including our own proprietary information or that of our customers and employees, and could harm our reputation and result in lost revenues and additional costs and potential liabilities.

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
These and other factors may produce sharp decreases or increases in aircraft values and lease rates, which would impact our cost of acquiring aircraft and our ability to grow the business, or which may result in lease defaults and also prevent the aircraft from being re-leased or sold on favorable terms. This could have an adverse effect on our financial results and growth prospects.
Other factors that increase the risk of decline in aircraft value and lease rates could have an adverse effect on our financial results and growth prospects.
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
Any decrease in the values of and lease rates for commercial aircraft which may result from the above factors or other unanticipated factors may have a material adverse effect on our financial results and growth prospects.

The advent of superior aircraft technology could cause our existing aircraft portfolio to become outdated and therefore less desirable.
As manufacturers introduce technological innovations and new types of aircraft, including the Boeing 787 and Airbus A350 and re-engined and/or replacement types for the Boeing 737, Boeing 777, Airbus A320, Airbus A330 and Embraer E-Jet families of aircraft, certain aircraft in our existing aircraft portfolio may become less desirable to potential lessees or purchasers. This next generation of aircraft is expected to deliver improved fuel consumption and reduced noise and emissions with lower operating costs compared to current-technology aircraft. The Boeing 787 is currently in production while the Boeing 777X is expected to enter service in 2020-2021. The first variant of the Airbus A350 entered service in December 2014. The A320neo, A330neo and 737 MAX families of aircraft are expected to enter service between 2016 and 2017 and Embraer has also announced that it intends to produce a second generation of E-Jets as early as 2018. Further, Bombardier Inc., Commercial Aircraft Corporation of China Ltd and Sukhoi Company (JSC) are developing aircraft models that will compete with the Airbus A319 and Boeing 737 and other aircraft in our fleet.
The introduction of these new models could adversely affect our ability to lease or sell our aircraft on favorable terms, or at all.
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
In addition to stringent noise restrictions, the U.S. and other jurisdictions have imposed stringent limits on aircraft engine emissions, such as NOx, CO and CO2, consistent with current ICAO standards. European countries have relatively strict environmental regulations that can restrict operational flexibility and decrease aircraft productivity. The EU has included the aviation sector in its ETS, and has attempted to apply the ETS to flights outside of European airspace. This effort has been opposed by the U.S. and other countries. The EU has since suspended the ETS for flights from or to non-European countries due to a proposal issued by the ICAO in October 2013 for a global program to reduce aircraft greenhouse gases (“GHGs”), which would become effective by 2020. As a result the EU has also proposed to amend the ETS to permanently exclude all flights or portions thereof that do not take place in European regional airspace from the ETS until the ICAO mechanism goes into effect. Finally, the ICAO has also adopted a resolution designed to cap GHGs from aircraft and further committed to propose a GHG standard for aircraft engines by 2016.
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
Compliance with current or future regulations, taxes or duties could cause our lessees to incur higher costs and lead to higher ticket prices, which could mean lower demand for travel and adverse impacts on the financial condition of our lessees. Such compliance may also affect our lessees’ ability to make rental and other lease payments and limit the market for aircraft in our portfolio, which could have other negative effects on our financial position.

The older age, or older technology, of some of our aircraft may expose us to higher than anticipated maintenance related expenses.
As of December 31, 2014, 19% of our aircraft portfolio, based on net book value, was 15 years or older. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Additionally, older aircraft typically are less fuel-efficient than newer aircraft and may be more difficult to re-lease or sell, particularly if, due to increasing production rates by aircraft manufacturers or airline insolvencies or other distress, older aircraft are competing with newer aircraft in the lease or sale market. Expenses like fuel, aging aircraft inspections, maintenance or modification programs and related airworthiness directives could make the operation of older aircraft less economically feasible and may result in increased lessee defaults. We may also incur some of these increased maintenance expenses and regulatory costs upon acquisition or re-leasing of our aircraft. In addition, a number of countries have adopted or may adopt age limits on aircraft imports, which may result in greater difficulty placing affected aircraft on lease or re-lease on favorable terms.
The concentration of aircraft types in our aircraft portfolio could lead to adverse effects on our business and financial results should any difficulties specific to these particular types of aircraft occur.

Our owned aircraft portfolio is concentrated in certain aircraft types. Should any of these aircraft types (or other types we acquire in the future) or aircraft manufacturers encounter technical, financial or other difficulties, it would cause a decrease in value of these aircraft, an inability to lease the aircraft on favorable terms or at all, or a potential grounding of these aircraft, which may adversely impact our financial results, to the extent the affected aircraft types comprise a significant percentage of our aircraft portfolio.
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
A number of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk or residual value assessments, which could allow them to consider a wider variety of investments, establish more relationships, bid more aggressively on aviation assets available for sale and offer lower lease rates or sales prices than we can. Some of our competitors may provide financial services, maintenance services or other inducements to potential lessees or buyers that we cannot provide. As a result of competitive pressures, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objectives. We are beginning to see a greater supply of certain aircraft, engines and parts being offered for sale in the part-out market as other leasing companies start addressing the older aircraft in their portfolios. Additionally, the barriers to entry in the aircraft acquisition and leasing market are comparatively low, and new entrants with private equity, hedge fund, Asian bank or other funding sources appear from time to time. We may not be able to compete effectively against present and future competitors in the aircraft acquisition, leasing or sales market.
Risks Related to Our Leases
If lessees are unable to fund their maintenance obligations on our aircraft, we may incur increased costs at the conclusion of the applicable lease.
The standards of maintenance observed by the various lessees and the condition of the aircraft at the time of lease or sale may affect the future values and rental rates for our aircraft.
Under our leases, the relevant lessee is generally responsible for maintaining the aircraft and complying with all governmental requirements applicable to the lessee and the aircraft, including, without limitation, operational, maintenance, and registration requirements and airworthiness directives, although in certain cases we may agree to share certain of these costs. Failure of a lessee to perform required aircraft maintenance or required airworthiness directives could result in a decrease in value of such aircraft, an adverse effect on our ability to lease the aircraft at favorable rates or at all, or a potential grounding of such aircraft, and will likely require us to incur increased maintenance and modification costs upon the expiration or earlier termination of the applicable lease, which could be substantial, to restore such aircraft to an acceptable condition. If any of our aircraft are not subject to a lease, we would be required to bear the entire cost of maintaining that aircraft and performing any required airworthiness directives.
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
Even if we receive maintenance payments, these payments may not cover the entire expense of the scheduled maintenance they are intended to fund. In addition, maintenance payments typically cover only certain scheduled maintenance requirements and do not cover all required maintenance and all scheduled maintenance. As a result, we may incur unanticipated or significant costs at the conclusion of a lease.
Failure to pay certain potential additional operating costs could result in the grounding or arrest of our aircraft and prevent the re-lease, sale or other use of our aircraft.
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
The failure to pay certain of these costs can result in liens on the aircraft and the failure to register the aircraft can result in a loss of insurance. These matters could result in the grounding or arrest of the aircraft and prevent the re-lease, sale or other use of the aircraft until the problem is cured.
Our lessees may have inadequate insurance coverage or fail to fulfill their respective indemnity obligations, which could result in us not being covered for claims asserted against us.
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
Our lessees’ insurance, including any available governmental supplemental coverage, may not be sufficient to cover all types of claims that may be asserted against us. Any inadequate insurance coverage or default by lessees in fulfilling their indemnification or insurance obligations will reduce the proceeds that would be received by us upon an event of loss under the respective leases or upon a claim under the relevant liability insurance.

Failure to obtain certain required licenses and approvals could negatively affect our ability to re-lease or sell aircraft.
A number of our lessees must obtain licenses, consents or approvals in order to import or operate the aircraft or comply with the leases. These include consents from governmental or regulatory authorities for certain payments under the leases and for the import, export or deregistration of the aircraft. Subsequent changes in applicable law or administrative practice may increase such requirements and a governmental consent, once given, might be withdrawn. Furthermore, consents needed in connection with future re-leasing or sale of an aircraft may not be forthcoming. Any of these events could adversely affect our ability to re-lease or sell aircraft.
Due to the fact that many of our lessees operate in emerging markets, we are indirectly subject to many of the economic and political risks associated with competing in such markets.
Emerging markets are countries which have less developed economies that are vulnerable to economic and political problems, such as significant fluctuations in gross domestic product, interest and currency exchange rates, civil disturbances, government instability, nationalization and expropriation of private assets, changes in governments or government policy and the imposition of taxes or other charges by governments. The occurrence of any of these events in markets served by our lessees and the resulting instability may adversely affect our ownership interest in an aircraft or the ability of lessees which operate in these markets to meet their lease obligations and these lessees may be more likely to default than lessees that operate in developed economies. For the year ended December 31, 2014, 45 of our lessees which operated 111 aircraft and generated lease rental revenue representing 54% of our lease rental revenue are domiciled or habitually based in emerging markets.
Risks Related to Our Lessees
Lessee defaults could materially adversely affect our business, financial condition and results of operations.
As a general matter, airlines with weak capital structures are more likely than well-capitalized airlines to seek operating leases, and, at any point in time, investors should expect a varying number of lessees and sub-lessees to experience payment difficulties. As a result of their weak financial condition and lack of liquidity, a portion of lessees over time may be significantly in arrears in their rental or maintenance payments. This is likely to be the case in the future and with other lessees and sub-lessees of our aircraft as well, particularly in a difficult economic or operating environment. These liquidity issues will be more likely to lead to airline failures in the context of financial system distress, volatile fuel prices, and economic slowdown, with additional liquidity being more difficult and expensive to source. Given the size of our aircraft portfolio, we expect that from time to time some lessees will be slow in making, or will fail to make, their payments in full under their leases.
We may not correctly assess the credit risk of each lessee or may not be in a position to charge risk-adjusted lease rates, and lessees may not be able to continue to perform their financial and other obligations under our leases in the future. A delayed, reduced or missed rental payment from a lessee decreases our revenues and cash flow and may adversely affect our ability to make payments on our indebtedness or to comply with debt service coverage or interest coverage ratios. While we may experience some level of delinquency under our leases, default levels may increase over time, particularly as our aircraft portfolio ages and if economic conditions deteriorate. A lessee may experience periodic difficulties that are not financial in nature, which could impair its performance of maintenance obligations under the leases. These difficulties may include the failure to perform required aircraft maintenance and labor-management disagreements or disputes.
In the event that a lessee defaults under a lease, any security deposit paid or letter of credit provided by the lessee may not be sufficient to cover the lessee’s outstanding or unpaid lease obligations and required maintenance and transition expenses.
Adverse currency movements could negatively affect our lessees' ability to honor the terms of their leases and could materially adversely affect our business, financial condition and results of operations.
Many of our lessees are exposed to currency risk due to the fact that they earn revenues in their local currencies while a significant portion of their liabilities and expenses, including fuel, debt service, and lease payments are denominated in U.S. dollars. In the case of a devaluation of the local currency, our lessees may not be able to increase revenue sufficiently to offset the impact of exchange rates on these expenses. This is particularly true for non-U.S. airlines whose operations are primarily domestic. This difference is magnified in the event of an appreciating U.S. dollar, as we have seen over the course of the last year, due to the strengthening of the U.S. economy and the expectation of rising U.S. interest rates. Currency volatility, particularly as witnessed recently in Russia and other emerging market countries, could impact the ability of some of our customers to meet their contractual obligations in a timely manner. Shifts in foreign exchange rates can be significant, are difficult to predict, and can occur quickly.
If our lessees encounter financial difficulties and we decide to restructure our leases with those lessees, this could result in less favorable leases and in significant reductions in our cash flow or adversely affect our financial results.
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
The terms and conditions of payment restructurings or reschedulings may result in significant reductions of rental payments, which may adversely affect our cash flows or our financial results.
Significant costs resulting from lease defaults could have a material adverse effect on our business.
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
Airline reorganizations could have an adverse effect on our financial results.
As a result of economic conditions, significant volatility in oil prices and financial markets distress, airlines may be forced to reorganize. Historically, airlines involved in reorganizations have undertaken substantial fare discounting to maintain cash flows and to encourage continued customer loyalty. Such fare discounting has in the past led to lower profitability for all airlines, including certain of our lessees. Bankruptcies and reduced demand may lead to the grounding of significant numbers of aircraft and negotiated reductions in aircraft lease rental rates, with the effect of depressing aircraft market values.  Additional grounded aircraft and lower market values would adversely affect our ability to sell certain of our aircraft on favorable terms, or at all, or re-lease other aircraft at favorable rates comparable to the then current market conditions, which collectively would have an adverse effect on our financial results.
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
Risks associated with the concentration of our lessees in certain geographical regions could harm our business or financial results.
Our business is sensitive to local economic and political conditions that can influence the performance of lessees located in a particular region. For the year ended December 31, 2014, lease rental revenues from lessees by region, were 29% in Europe, 40% in Asia, 9% in North America, 13% in South America, and 9% in the Middle East and Africa.
European Concentration
Thirty-three lessees based in Europe, including Russia, accounted for 29% of our lease rental revenues for the year ended December 31, 2014 and 23 lessees accounted for 65 aircraft totaling 29% of the net book value of our aircraft at December 31, 2014. Eighteen aircraft, representing 6% of the net book value of our aircraft at December 31, 2014, were leased to a customer in Spain. We have no lessees based in Greece, Portugal, Italy or Ireland.
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
The Russian airline industry has been hurt by recent events including the impact of sanctions against Russia and the devaluation of the Ruble. Russia accounted for 7% of our lease rental revenues for the year ended December 31, 2014 and accounted for ten aircraft totaling 6% of the net book value of our aircraft at December 31, 2014. These figures include five Boeing 737NG aircraft which were returned to us in January 2015 and are currently being remarketed. We also have a commitment to lease one additional Boeing 747 freighter aircraft to a Russian airline, and we expect to deliver this aircraft on lease during the first quarter of 2015. Continued uncertainty in Russia could lead to the early termination or repossession of more of our aircraft from Russian airlines. Our lease placement opportunities and lease rates may also be negatively impacted if other aircraft leased to Russian airlines are returned or new aircraft sales to Russian airlines fail to be consummated.
Asian Concentration
Twenty-five lessees based in Asia, including China, accounted for 40% of our lease rental revenues for the year ended December 31, 2014 and 18 lessees accounted for 46 aircraft totaling 40% of the net book value of our aircraft at December 31, 2014. Growth in most of Asia has been strong, driven in large part by emerging economies. Asian airlines face continued competition from new entrants and the growth of low cost carriers in the region. There is also risk of oversupply in the future driven by large outstanding order books of some Asian airlines. Demand weaknesses, due to slowing economic growth in the region, could adversely affect the Asian airlines industry.
Four lessees based in China accounted for 4% of our lease rental revenues for the year ended December 31, 2014 and two lessees accounted for five aircraft totaling 2% of the net book value of our aircraft at December 31, 2014. Chinese airline industry performance during 2014 was relatively strong, but airline performance could suffer if economic growth moderates.

North American Concentration
Seven lessees based in North America accounted for 9% of our lease rental revenues for the year ended December 31, 2014 and six lessees accounted for 17 aircraft totaling 7% of the net book value of our aircraft at December 31, 2014. Consolidation among major airlines in the U.S. has helped drive capacity discipline and pricing power, but despite recent improvements in the financial results of many carriers, airlines remain highly susceptible to macroeconomic and geopolitical factors outside their control.
South American Concentration
Six lessees based in South America accounted for 13% of our lease rental revenues for the year ended December 31, 2014 and five lessees accounted for 13 aircraft totaling 14% of the net book value of our aircraft at December 31, 2014. The region's largest economy, Brazil, has suffered from a stalled economy, which has forced a reduction in capacity by the country's airlines.
Middle East and African Concentration
Three lessees based in the Middle East and Africa accounted for 9% of our lease rental revenues for the year ended December 31, 2014 and two lessees accounted for six aircraft totaling 10% of the net book value of our aircraft at December 31, 2014. Middle Eastern, and particularly Gulf-based carriers, have a large number of aircraft on order and continue to capitalize on the region’s favorable geographic position as an East-West transfer hub. In recent years, a number of countries in the Middle East and North Africa experienced significant political instability, negatively impacting tourism and air travel. Continued unrest and instability would again negatively impact the financial performance of airlines operating to, from, and within this region.
South African Airways accounted for 5% of our lease rental revenues for the year ended December 31, 2014 and accounted for four aircraft totaling 5% of the net book value of our aircraft at December 31, 2014. South African Airways relies upon government support for its significant capital requirements.
Risks Related to the Aviation Industry
Fuel prices significantly impact the profitability of the airline industry. If fuel prices rise in the future, our lessees might not be able to meet their lease payment obligations, which would have an adverse effect on our financial results and growth prospects.
Fuel costs represent a major expense to companies operating within the airline industry. Fuel prices fluctuate widely depending primarily on international market conditions, geopolitical and environmental events and currency/exchange rates. As a result, fuel costs are not within the control of lessees and significant changes would materially affect their operating results.
Due to the competitive nature of the airline industry, airlines have been, and may continue to be, unable to pass on increases in fuel prices to their customers by increasing fares in a manner that fully compensates for the costs incurred. Higher and more volatile fuel prices may also have an impact on consumer confidence and spending, and thus may adversely impact demand for air transportation. In addition, airlines may not be able to successfully manage their exposure to fuel price fluctuations. If fuel prices increase due to future terrorist attacks, acts of war, armed hostilities, rebellion or political instability, natural disasters or for any other reason, they are likely to cause our lessees to incur higher costs and/or generate lower revenues, resulting in an adverse impact on their financial condition and liquidity. Fuel cost volatility may contribute to the reluctance of airlines to make future commitments to leased aircraft and reduce the demand for lease aircraft. Consequently, these conditions may (i) affect our lessees’ ability to make rental and other lease payments, (ii) result in lease restructurings and/or aircraft repossessions, (iii) increase our costs of re-leasing or selling our aircraft, or; (iv) impair our ability to re-lease or sell our aircraft on a timely basis at favorable rates or terms, or at all.
If the effects of terrorist attacks and geopolitical conditions adversely impact the financial condition of the airlines, our lessees might not be able to meet their lease payment obligations, which would have an adverse effect on our financial results and growth prospects.
War, armed hostilities or terrorist attacks, or the fear of such events, could decrease demand for air travel or increase the operating costs of our customers. The situations in Ukraine, Iraq, Afghanistan, Syria and North Africa remain unsettled and tension over Iran’s nuclear program continues. Other international incidents, such as the recent events in, and the imposition of further sanctions against North Korea or Russia, may lead to regional or broader international instability. Future terrorist attacks, war or armed hostilities, large protests or government instability, or the fear of such events, could further negatively impact the airline industry and may have an adverse effect on the financial condition and liquidity of our lessees, aircraft values and rental rates and may lead to lease restructurings or aircraft repossessions, all of which could adversely affect our financial results.
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
Epidemic diseases or their perceived effects may negatively impact the airline industry and our lessees' ability to meet their lease payment obligations to us, which, in turn, could have an adverse effect on our financial results.
Over the past several years, there have been several outbreaks of epidemic diseases such as Severe Acute Respiratory Syndrome ("SARS"), avian influenza, H1N1 influenza, Middle Eastern Respirator Syndrome ("MERS") and, more recently, Ebola, which have spread to other parts of the world. If an outbreak of epidemic diseases were to occur, numerous responses, including travel restrictions, might be necessary to combat the spread of the disease. Even if restrictions are not implemented, it is likely that passengers would voluntarily choose to reduce travel. The 2003 outbreak of SARS was linked to air travel early in its development and reduced sharply passenger demand for air travel at that time. Since then, there have been several outbreaks of epidemic diseases, which have spread to other parts of the world, although their impact was relatively limited. Additional outbreaks of epidemic diseases, or the fear of such events, could result in travel bans or could have an adverse effect on our financial results.
Risks Related to Our Organization and Structure
If the ownership of our common shares continues to be highly concentrated, it may prevent you and other minority shareholders from influencing significant corporate decisions and may result in conflicts of interest.

As of February 6, 2015, Marubeni owns 16,759,233 shares, or 20.7% of our common shares. Although the Shareholder Agreement, dated as of June 6, 2013, among us, Marubeni and a subsidiary of Marubeni (as amended and restated from time to time, the "Shareholder Agreement"), imposes certain restrictions on Marubeni's and its affiliates' ability to make additional acquisitions of our common shares, Marubeni, nonetheless, may be able to influence fundamental corporate matters and transactions, including the election of directors; mergers or amalgamations (subject to prior board approval); consolidations or acquisitions; the sale of all or substantially all of our assets; in certain circumstances, the amendment of our bye-laws; and our winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by our other shareholders. The interests of Marubeni may not always coincide with our interests or the interests of our other shareholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of our company. Also, Marubeni may seek to cause us to take courses of action that, in its judgment, could enhance its investment in us, but which might involve risks to our other shareholders or adversely affect us or our other shareholders. In addition, under the Shareholder Agreement, based on the current ownership of our common shares by Marubeni and the current size of our board of directors, Marubeni is entitled to designate three directors for election to our board of directors. As a result of these or other factors, the market price of our common shares could decline or shareholders might not receive a premium over the then-current market price of our common shares upon a change in control. In addition, this concentration of share ownership may adversely affect the trading price of our common shares because investors may perceive disadvantages in owning shares in a company with a significant shareholder.

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

As of February 6, 2015, Teachers' owns 9.7% of our common shares.

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

As of February 6, 2015, there were 80,949,815 shares issued and outstanding, all of which are freely transferable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Approximately 30% of our outstanding common shares are held by our affiliates and can be resold into the public markets in the future in accordance with the requirements of Rule 144 under the Securities Act.

One affiliate, Marubeni, currently holds 20.7% of our outstanding common shares. Beginning in July 2016, or earlier upon the occurrence of certain events set forth in the Shareholders Agreement, Marubeni and permitted third-party transferees have the ability to cause us to register the resale of their common shares into the public markets. Another investor, Ontario Teachers' Pension Plan, currently holds approximately 9.7% of our outstanding common shares and has the ability to cause us to register the resale of their common shares into the public markets.

The issuance of additional common shares in connection with acquisitions or otherwise will dilute all other shareholdings.
As of February 6, 2015, we had an aggregate of 153,830,472 common shares authorized but unissued and not reserved for issuance under our incentive plan. We may issue all of these common shares without any action or approval by our shareholders. We intend to continue to actively pursue acquisitions of aviation assets and may issue common shares in connection with these acquisitions. Any common shares issued in connection with our acquisitions, our incentive plan, and the exercise of outstanding share options or otherwise would dilute the percentage ownership held by existing shareholders.
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
Certain Aircastle entities are expected to be subject to the income tax laws of Ireland, Mauritius, Singapore and the United States. In addition, we may be subject to income or other taxes in other jurisdictions by reason of our activities and operations, where our aircraft operate or where the lessees of our aircraft (or others in possession of our aircraft) are located. Although we have adopted operating procedures to reduce the exposure to such taxation, we may be subject to such taxes in the future and such taxes may be substantial. In addition, if we do not follow separate operating guidelines relating to managing a portion of our aircraft portfolio through offices in Ireland and Singapore, income from aircraft not owned in such jurisdictions would be subject to local tax. Changes in tax law could impose withholding taxes on lease payments during the term of a lease. Our leases typically require our lessees to indemnify us in respect of taxes but some leases may not require such indemnification or a lessee may fail to make such indemnification payment. The imposition of such taxes could adversely affect our business and result in decreased earnings available for distribution to our shareholders.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We lease approximately 19,200 square feet of office space in Stamford, Connecticut for our corporate operations. The lease for the Stamford facility expires in December, 2022. We lease approximately 3,380 square feet of office space in Dublin, Ireland for our acquisition, aircraft leasing and asset management operations in Europe. The lease for the Irish facility expires in June 2016. We lease approximately 2,600 square feet of office space in Singapore for our acquisition, aircraft leasing and asset management operations in Asia. The lease for the Singapore facility expires in July 2016.
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
Set forth below is information pertaining to our executive officers who held office as of February 6, 2015:
Ron Wainshal, 50, became our Chief Executive Officer in May 2005 and a member of our Board in May 2010. Prior to joining Aircastle, Mr. Wainshal was in charge of the Asset Management group of General Electric Capital Aviation Services (“GECAS”) from 2003 to 2005. After joining GECAS in 1998, Ron led many of GECAS’ U.S. airline restructuring efforts and its bond market activities, and played a major marketing and structured finance role in the Americas. Before joining GECAS, he was a principal and co-owner of a financial advisory company specializing in transportation infrastructure from 1994 to 1998 and prior to that held positions at Capstar Partners and The Transportation Group in New York and Ryder System in Miami. He received a BS in Economics from the Wharton School of the University of Pennsylvania and an MBA from the University of Chicago’s Booth Graduate School of Business. Mr. Wainshal is a director of Everyware Global, Inc.
Michael Inglese, 53, became our Chief Financial Officer in April 2007. Prior to joining the Company, Mr. Inglese served as an Executive Vice President and Chief Financial Officer of PanAmSat Holding Corporation, where he served as

Chief Financial Officer from June 2000 until the closing of PanAmSat’s sale to Intelsat in July 2006. Mr. Inglese joined PanAmSat in May 1998 as Vice President, Finance after serving as Chief Financial Officer for DIRECTV Japan, Inc. He is a Chartered Financial Analyst who holds a BS in Mechanical Engineering from Rutgers University College of Engineering and his MBA from Rutgers Graduate School of Business Management.
Michael Kriedberg, 53, became our Chief Commercial Officer in April 2013. Prior to joining the Company, Mr. Kriedberg served as an Executive Vice President, Aviation Financing Operations of GECAS from August 2009. From January 2008 to August 2009, Mr. Kriedberg was the Chief Investment Officer of GE Capital Corporation (“GECC”) and President of the Bank Loan Group division of GECC from August 2006 to January 2008. Mr. Kriedberg holds a bachelor degree in Economics from SUNY Albany and a Master’s degree in Accounting from Pace University.
Christopher L. Beers, 50, became our General Counsel in November 2014. Prior to joining Aircastle, Mr. Beers held senior positions at GE Capital since 2000, including Senior Vice President and Associate General Counsel at GECAS from 2009 to 2014, and Senior Vice President and General Counsel of GE Transportation Finance from 2006 to 2009.  Previously, Mr. Beers was a Senior Associate at the law firm of Milbank Tweed Hadley and McCloy in New York City.  Mr. Beers holds a BS in Economics from Arizona State University and a JD from Pace Law School.
Joseph Schreiner, 57, became our Executive Vice President, Technical in October 2004. Prior to joining Aircastle, Mr. Schreiner oversaw the technical department at AAR Corp, a provider of products and services to the aviation and defense industries from 1998 to 2004 where he managed aircraft and engine evaluations and inspections, aircraft lease transitions, reconfiguration and heavy maintenance. Prior to AAR, Mr. Schreiner spent 19 years at Boeing (McDonnell-Douglas) in various technical management positions. Mr. Schreiner received a BS from the University of Illinois and an MBA from Pepperdine University.
Aaron Dahlke, 46, became our Chief Accounting Officer in June 2005. Prior to that, Mr. Dahlke was Vice President and Controller of Boullioun Aviation Services Inc. from January 2003 to May 2005. Prior to Boullioun, Mr. Dahlke was at ImageX.com, Inc. and Ernst & Young LLP. He received a B.S. in Accounting from California State University, San Bernardino. He is a Certified Public Accountant.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTER AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common shares are listed for trading on the New York Stock Exchange under the symbol “AYR.” As of February 6, 2015, there were approximately 20,710 record holders of our common shares.
The following table sets forth the quarterly high and low prices of our common shares on the New York Stock Exchange for the periods indicated since our initial public offering and dividends during such periods:

	High	Low	Dividends Declared Per Share ($)
Year Ending December 31, 2013:
First Quarter	$14.20	$12.43	$0.165
Second Quarter	$16.29	$12.89	$0.165
Third Quarter	$18.12	$15.94	$0.165
Fourth Quarter	$19.50	$17.02	$0.200

Year Ending December 31, 2014:
First Quarter	$20.07	$17.82	$0.200
Second Quarter	$19.49	$16.38	$0.200
Third Quarter	$19.55	$16.36	$0.200
Fourth Quarter	$21.58	$15.73	$0.220
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

Issuer Purchases of Equity Securities
During the fourth quarter of 2014, we purchased our common shares as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(a)
	(Dollars in thousands, except per share amounts)
October	10,970	(b)	$0.01	—	$100,000,000
November	—		—	—	100,000,000
December	—		—	—	100,000,000
Total	10,970		$0.01	—	$100,000,000

______________

(a) On October 31, 2014, our Board of Directors authorized the repurchase of $100.0 million of the Company's common shares.
(b) Reflects the repurchase of unvested common shares from two former employees of the Company.

Performance Graph
The following stock performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.
The following graph compares the cumulative five year total return to holders of our common shares relative to the cumulative total returns of the S&P 500 Index and a customized peer group over the five year period ended December 31, 2014. The peer group consists of three companies: AerCap Holdings NV (NYSE: AER), Air Lease Corporation (NYSE: AL) and FLY Leasing Limited (NYSE: FLY). An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common shares, the S&P 500 Index and in the peer group on December 31, 2009, and the relative performance of each is tracked through December 31, 2014. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

* $100 invested on 12/31/09 in stock or index, including reinvestment of dividends.

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Aircastle Limited	$100.00	$110.74	$140.95	$146.26	$233.42	$271.76
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
Peer Group	100.00	157.64	130.10	134.32	264.23	274.37

ITEM 6. SELECTED FINANCIAL DATA
The selected historical consolidated financial, operating and other data as of December 31, 2013 and 2014 and for each of the three years in the period ended December 31, 2014 presented in this table are derived from our audited consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report. The selected consolidated financial data as of December 31, 2010 and 2011 presented in this table are derived from our audited consolidated financial statements and related notes thereto, which are not included in this Annual Report. You should read these tables along with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report.

	Year Ended December 31,
	2010	2011	2012	2013	2014
	(Dollars in thousands, except share data)
Selected Financial Data:
Consolidated Statements of Operation:
Lease rental revenue	$531,076	$580,209	$623,503	$644,929	$714,654
Total revenues	527,710	605,197	686,572	708,645	818,602
Selling, general and administrative expenses	45,774	45,953	48,370	53,436	55,773
Depreciation	220,476	242,103	269,920	284,924	299,365
Interest, net	178,262	204,150	222,808	243,757	238,378
Net income	65,816	124,270	32,868	29,781	100,828
Earnings per common share — Basic:
Net income	$0.83	$1.64	$0.46	$0.40	$1.25
Earnings per common share — Diluted:
Net income	$0.83	$1.64	$0.46	$0.40	$1.25
Cash dividends declared per share	$0.40	$0.50	$0.615	$0.695	$0.82

Other Operating Data:
EBITDA	$491,231	$594,800	$546,285	$600,088	$658,606
Adjusted EBITDA	506,942	607,870	647,622	717,209	792,283
Adjusted net income	82,461	144,963	57,009	59,260	167,642

Consolidated Statements of Cash Flows:
Cash flows provided by operations	$356,530	$359,377	$427,277	$424,037	$458,786
Cash flows used in investing activities	(541,115)	(445,420)	(741,909)	(682,933)	(861,602)
Cash flows provided by financing activities	281,876	141,608	637,327	295,292	(82,141)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$239,957	$295,522	$618,217	$654,613	$169,656
Flight equipment held for lease, net of accumulated depreciation	4,065,780	4,387,986	4,662,661	5,044,410	5,579,718
Net investment in finance leases	—	—	119,951	145,173	106,651
Total assets	4,859,059	5,224,459	5,812,160	6,251,893	6,227,013
Borrowings under Senior Notes, securitizations and term debt financings	2,707,958	2,986,516	3,598,676	3,737,362	3,796,454
Shareholders’ equity	1,342,718	1,404,608	1,415,626	1,645,407	1,720,335

Other Data:
Number of Aircraft (at the end of period)	136	144	159	162	148
Total debt to total capitalization	66.9%	68.0%	71.8%	69.4%	68.8%
Total unencumbered assets	$834,604	$972,471	$2,709,915	$3,309,821	$3,510,588

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
The table below shows the reconciliation of net income to EBITDA and Adjusted EBITDA for the years ended December 31, 2010, 2011, 2012, 2013 and 2014.

	Year Ended December 31,
	2010	2011	2012	2013	2014
	(Dollars in thousands)
Net income	$65,816	$124,270	$32,868	$29,781	$100,828
Depreciation	220,476	242,103	269,920	284,924	299,365
Amortization of net lease premiums (discounts) and lease incentives	20,081	16,445	12,844	32,411	6,172
Interest, net	178,262	204,150	222,808	243,757	238,378
Income tax provision	6,596	7,832	7,845	9,215	13,863
EBITDA	$491,231	$594,800	$546,285	$600,088	$658,606
Adjustments:
Impairment of aircraft	7,342	6,436	96,454	117,306	93,993
Loss on extinguishment of debt	—	—	—	—	36,570
Non-cash share based payment expense	7,509	5,786	4,232	4,569	4,244
Loss (gain) on mark to market of interest rate derivative contracts	860	848	(597)	(4,754)	(1,130)
Contract termination expense	—	—	1,248	—	—
Adjusted EBITDA	$506,942	$607,870	$647,622	$717,209	$792,283
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

The table below shows the reconciliation of net income to ANI for the years ended December 31, 2010, 2011, 2012, 2013 and 2014.

	Year Ended December 31,
	2010	2011	2012	2013	2014
	(Dollars in thousands)
Net income	$65,816	$124,270	$32,868	$29,781	$100,828
Loss on extinguishment of debt(2)	—	—	—	—	36,570
Ineffective portion and termination of cash flow hedges(1)	5,805	8,407	2,893	2,393	660
Loss (gain) on mark to market of interest rate derivative contracts(2)	860	848	(597)	(4,754)	(1,130)
Loan termination payment(1)	—	3,196	—	2,954	—
Write-off of deferred financing fees(1)	2,471	2,456	3,034	3,975	—
Stock compensation expense(3)	7,509	5,786	4,232	4,569	4,244
Term Financing No. 1 hedge loss amortization charges(1)	—	—	13,331	17,843	14,854
Securitization No. 1 hedge loss amortization charges(1)	—	—	—	2,499	11,616
Contract termination expense	—	—	1,248	—	—
Adjusted net income	$82,461	$144,963	$57,009	$59,260	$167,642
_____________

(1)	Included in Interest, net.

(2)	Included in Other income (expense)

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

OVERVIEW
We acquire, lease, and sell commercial jet aircraft with large, global operator bases and long useful lives. As of December 31, 2014, our aircraft portfolio consisted of 148 aircraft that were leased to 54 lessees located in 34 countries. We also may occasionally make investments in other aviation assets, including debt investments secured by commercial jet aircraft. Our aircraft fleet is managed by an experienced team based in the United States, Ireland and Singapore. As of December 31, 2014, the net book value of our flight equipment and finance lease aircraft was $5.69 billion compared to $5.19 billion at the end of 2013. Our revenues and net income for the year ended December 31, 2014 were $818.6 million and $100.8 million respectively, and for the fourth quarter 2014 were $238.3 million and $72.8 million, respectively.
Revenues
Our revenues are comprised primarily of operating lease rentals on flight equipment held for lease, revenue from retained maintenance payments related to lease expirations, lease termination payments, lease incentive amortization and interest recognized from finance leases.
Typically, our aircraft are subject to net leases whereby the lessee pays lease rentals and is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs arising during the term of the lease. Our aircraft lease agreements generally provide for the periodic payment of a fixed amount of rent over the life of the lease and the amount of the contracted rent will depend upon the type, age, specification and condition of the aircraft and market conditions at the time the lease is committed. The amount of rent we receive will depend on a number of factors, including the credit-worthiness of our lessees and the occurrence of delinquencies, restructurings and defaults. Our lease rental revenues are also affected by the extent to which aircraft are off-lease and our ability to remarket aircraft that are nearing the end of their leases in order to minimize their off-lease time. Our success in re-leasing aircraft is affected by market conditions relating to our aircraft and by general industry conditions and trends. An increase in the percentage of off-lease aircraft or a reduction in lease rates upon remarketing would negatively impact our revenues.
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
We have a U.S.-based subsidiary which provides management services to our non-U.S. subsidiaries and is subject to U.S. federal, state and local income taxes. We also have Ireland and Singapore based subsidiaries which provide management services to our non-U.S. subsidiaries and are subject to tax in those respective jurisdictions.
Segments

We operate in one segment.
Acquisitions and Sales
During 2014, we acquired 35 aircraft for $1.77 billion, including 21 aircraft for $749.2 million during the fourth quarter. Approximately 74% of our 2014 acquisitions by value were aircraft less than five years old that are on long term leases with relatively strong operators. Additionally, we acquired $467.4 million in mid-aged narrow-body aircraft, including a 12 aircraft purchase and lease-back transaction with a major European flag carrier. In many cases, we believe we were successful in winning business due to our ability to move quickly and reliably given our cash resources and team strengths.
At December 31, 2014, we had commitments to acquire 16 aircraft for $686.0 million, including four 777-300ER aircraft which were part of our previously announced purchase/lease-back transaction with LATAM. Our commitment to acquire the LATAM 777 aircraft expired in January 2015, as the airline was unable to economically unwind its existing financings for these aircraft. As of February 6, 2015, after taking into account two aircraft acquisitions for $119.0 million thus far in 2015, we now have commitments to acquire 11 aircraft for $298.8 million that we expect to complete by June 30, 2015.
During 2014, we sold 47 aircraft for $833.0 million, which resulted in a net gain of $23.1 million. We repaid debt associated with this flight equipment in the amount of $50.2 million.
Nineteen of our 2014 dispositions were "exit sales" of aircraft nearing the end of their economic lives. Exit sales usually follow from a determination that the best economic decision for an aircraft is to sell it as it reaches lease expiry rather than to reinvest and enable a follow-on lease. In most cases, exit sales aircraft involved older generation technology; the average age of these aircraft was 22 years.
We consider 25 of our aircraft sales as "opportunistic" as they were intended to capture strong market demand and enabled us to realize gains. They generally represent situations where we believe we can deploy our capital more efficiently by reinvesting in other assets. These opportunistic asset sales were a mix of mid-aged narrow-body and wide-body aircraft with an average age of 16.4 years.
We also sold three relatively new aircraft to our joint venture with Teachers’ which are included in the “opportunistic” category in the table below. More specifically, our sales to the Teachers’ joint venture consisted of two Boeing 777-300ER aircraft leased to LATAM and Thai Airways, respectively, and one Embraer E195 aircraft leased to Azul Airlines. We utilize this joint venture vehicle to enable us to pursue larger transactions and to manage exposure concentrations.
Finally, as part of our strategy to reduce our freighter fleet, we classified two older 747-400 converted freighter aircraft as “Flight Equipment Held for Sale” during 2014. One of these aircraft was sold in January 2015 and the other is under a consignment contract and is under a consignment contract and is in the process of being parted out.

(Dollars in thousands)	Number of Aircraft	Maintenance Revenue	Lease Incentive Revenue(1)	Gain (Loss) on Sale of Flight Equipment	Impairment	Pre-tax Impact

Opportunistic sales	28	$3,171	$—	$38,363	$—	$41,534
Exit Sales	19	56,129	776	(15,217)	(24,940)	16,748
Total Sales	47	59,300	776	23,146	(24,940)	58,282
Freighters Held for Sale(2)	2	9,137	$3,626	—	(30,877)	(18,114)
Total	49	$68,437	$4,402	$23,146	$(55,817)	$40,168
_______________
(1) Included in Amortization of lease premiums, discounts and lease incentives on our consolidated statement of income.
(2) Included in Flight equipment held for sale in Other assets on our consolidated balance sheet.

The following table sets forth certain information with respect to the aircraft owned by us as of December 31, 2012, 2013 and 2014:
AIRCASTLE AIRCRAFT INFORMATION (dollars in millions)

	Owned Aircraft as of December 31, 2012(1)	Owned Aircraft as of December 31, 2013(1)	Owned Aircraft as of December 31, 2014(1)
Flight Equipment Held for Lease	$4,783	$5,190	$5,686
Unencumbered Flight Equipment included in Flight Equipment Held for Lease	$2,092	$2,655	$3,341
Number of Aircraft	159	162	148
Number of Unencumbered Aircraft	72	80	95
Number of Lessees	69	64	54
Number of Countries	36	37	34
Weighted Average Age — Passenger (years)(2)	10.5	9.2	7.6
Weighted Average Age — Freighter (years)(2)	11.1	13.0	12.7
Weighted Average Age — Combined (years)(2)	10.7	9.9	8.4
Weighted Average Remaining Passenger Lease Term (years)(3)	4.8	5.2	5.7
Weighted Average Remaining Freighter Lease Term (years)(3)	5.3	4.2	3.3
Weighted Average Remaining Combined Lease Term (years)(3)	5.0	5.0	5.4
Weighted Average Fleet Utilization during the Fourth Quarter(4)	99.0%	99.5%	99.9%
Weighted Average Fleet Utilization for the Year Ended(4)	99.8%	98.7%	99.6%
Portfolio Yield for the Fourth Quarter(5)	13.7%	13.6%	13.3%
Portfolio Yield for the Year Ended(5)	13.8%	13.6%	13.3%
     ____________

(1)	Calculated using net book value of flight equipment held for lease and net investment in finance leases as at period end.

(2)	Weighted average age (years) by net book value.

(3)	Weighted average remaining lease term (years) by net book value.

(4)	Aircraft on-lease days as a percent of total days in period weighted by net book value.

(5)	Lease rental revenue for the period as a percent of the average net book value of flight equipment held for lease for the period.

Our owned aircraft portfolio as of December 31, 2014 is listed in Exhibit 99.1 to this report.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of December 31, 2014
	Number of Aircraft	% of Net Book Value
Aircraft Type
Passenger:
Narrowbody	96	36%
Midbody	29	33%
Widebody	8	17%
Total Passenger	133	86%
Freighter	15	14%
Total	148	100%

Manufacturer
Boeing	76	51%
Airbus	67	46%
Embraer	5	3%
Total	148	100%

Regional Diversification
Europe	65	29%
Asia and Pacific	46	40%
North America	17	7%
South America	13	14%
Middle East and Africa	6	10%
Off-lease(1)	1	—%
Total	148	100%
 _______________

(1)	Consists of one Airbus A320-200 aircraft which was subject to a commitment to lease and was delivered to our customer in February 2015.

Our largest customer represents 7% of the net book value of flight equipment held for lease (includes net book value of flight equipment held for lease and net investment in finance leases) at December 31, 2014. Our top 15 customers for aircraft we owned at December 31, 2014, representing 65 aircraft and 62% of the net book value of flight equipment held for lease, are as follows:

Percent of Net Book Value	Customer	Country	Number of Aircraft
Greater than 6% per customer	LATAM	Chile	3
	Iberia	Spain	18

3% to 6% per customer	South African Airways	South Africa	4
	Thai Airways	Thailand	2
	Singapore Airlines	Singapore	4
	Martinair (1)	Netherlands	5
	Emirates	United Arab Emirates	2
	Garuda	Indonesia	4
	Air Asia X	Malaysia	2
	Virgin Australia	Australia	2
	AirBridge Cargo(2)	Russia	2

Less than 3% per customer	Avianca	Colombia	2
	Jet Airways	India	6
	Lion Air	Indonesia	4
	Azul	Brazil	5
	Total top 15 customers		65
	All other customers		83
	Total all customers		148

(1) Martinair is a wholly owned subsidiary of Air France-KLM. If combined with one other affiliated customer, the two customers represents 5% of flight equipment held for lease.
(2) Guaranteed by Volga-Dnepr Airlines.
Finance
Aircastle is a publicly listed company that has been trading on the New York Stock Exchange since August 2006. Since our inception in late 2004, we have raised approximately $1.7 billion in equity capital from private and public investors as well as approximately $11.2 billion in debt capital for both growth and refinancing purposes through export credit agency-backed debt, commercial bank debt, the aircraft securitization markets and the unsecured bond market. This debt capital has been sourced from a variety of providers demonstrating our funding expertise and flexibility in adapting to changing capital markets conditions.
We intend to fund new investments through cash on hand, funds generated from operations, maintenance payments received from lessees, secured borrowings for aircraft, draws on our Revolving Credit Facility and proceeds from any future aircraft sales. We may repay all or a portion of such borrowings from time to time with the net proceeds from subsequent long-term debt financings, additional equity offerings or cash generated from operations and asset sales. Therefore, our ability to execute our business strategy, particularly the acquisition of additional commercial jet aircraft or other aviation assets, depends to a significant degree on our ability to obtain additional debt and equity capital on terms we deem attractive.
See “Liquidity and Capital Resources — Secured Debt Financings” and ”Liquidity and Capital Resources — Unsecured Debt Financings” below.

Comparison of the year ended December 31, 2013 to the year ended December 31, 2014:

	Year Ended December 31,
	2013	2014
	(Dollars in thousands)
Revenues:
Lease rental revenue	$644,929	$714,654
Finance lease revenue	16,165	10,906
Amortization of net lease discounts and lease incentives	(32,411)	(6,172)
Maintenance revenue (including contra maintenance revenue of $0 and $31,254, respectively)	68,342	88,006
Total lease rentals	697,025	807,394
Other revenue	11,620	11,208
Total revenues	708,645	818,602
Expenses:
Depreciation	284,924	299,365
Interest, net	243,757	238,378
Selling, general and administrative	53,436	55,773
Impairment of aircraft	117,306	93,993
Maintenance and other costs	13,631	7,239
Total operating expenses	713,054	694,748
Other income (expense):
Gain on sale of flight equipment	37,220	23,146
Loss on extinguishment of debt	—	(36,570)
Other	6,132	1,207
Total other income	43,352	(12,217)
Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	38,943	111,637
Income tax provision	9,215	13,863
Earnings of unconsolidated equity method investment, net of tax	53	3,054
Net income	$29,781	$100,828

Revenues:
Total revenues increased by 15.5%, or $110.0 million, for the year ended December 31, 2014 as compared to the year ended December 31, 2013, primarily as a result of the following:
Lease rental revenue. The increase in lease rental revenue of $69.7 million for the year ended December 31, 2014 as compared to the same period in 2013 was primarily the result of:

•	$158.7 million of revenue reflecting the full year impact of 17 aircraft purchased in 2013 and the impact of 34 aircraft purchased in 2014; and

•	$10.6 million due to lease extensions, amendments and transitions.
This increase was offset partially by a decrease in lease rental revenue of:

•	$92.4 million due to aircraft sales; and

•	$7.2 million from the effect of lease terminations and other changes.

Finance lease revenue: For the year ended December 31, 2014, $10.9 million of interest income from finance leases was recognized as compared to $16.2 million of interest income from finance leases recorded for the same period in 2013 due to the sale of six aircraft during the second quarter of 2014.

Amortization of net lease discounts and lease incentives.

	Year Ended December 31,
	2013	2014
	(Dollars in thousands)
Amortization of lease incentives	$(25,356)	$(6,584)
Amortization of lease premiums	(9,003)	(9,099)
Amortization of lease discounts	1,948	9,511
Amortization of net lease discounts and lease incentives	$(32,411)	$(6,172)
As more fully described above under “Revenues”, lease incentives represent our estimated portion of the lessee’s cost for heavy maintenance, overhaul or replacement of certain high-value components which is amortized over the life of the related lease. As we enter into new leases, the amortization of lease incentives generally increases and, conversely, if a related lease terminates, the related unused lease incentive liability will reduce the amortization of lease incentives. The decrease in amortization of lease incentives of $18.8 million primarily resulted from five unscheduled lease transitions, two scheduled lease transitions and one change in lease incentive estimate as compared with ten unscheduled lease transitions, three scheduled lease transitions, and one change in lease incentive estimate in 2013.
As more fully described above under “Revenues”, lease discounts represent the present value of the amount below current lease rates for acquired aircraft with attached leases. The increase in amortization of lease discounts of $7.6 million for the year ended December 31, 2014 as compared to the same period in 2013 primarily resulted from additional amortization on six aircraft purchased in 2014 and the full year amortization from four aircraft purchased in 2013.

Maintenance revenue.

	Year Ended December 31,
	2013		2014
	Dollars (in thousands)	Number of Leases	Dollars (in thousands)	Number of Leases
Unscheduled lease terminations	$47,734	10	$45,373	10
Scheduled lease terminations	20,608	7	42,633	25
Maintenance revenue	$68,342	17	$88,006	35
Unscheduled lease terminations. For the year ended December 31, 2014, we recorded maintenance revenue totaling $45.4 million from unscheduled lease terminations primarily associated with ten aircraft returned in 2014. Comparatively, for the same period in 2013, we recorded maintenance revenue totaling $47.7 million from unscheduled lease terminations associated with ten aircraft returned in 2013.
Scheduled lease terminations. For the year ended December 31, 2014, we recorded maintenance revenue from scheduled lease terminations totaling $42.6 million associated with 25 aircraft. Comparatively, for the same period in 2013, we recorded $20.6 million, associated with maintenance revenue from seven scheduled lease terminations.
Other revenue was $11.2 million during the year ended December 31, 2014, which was primarily due to approximately $10.2 million recognized in additional fees paid by lessees in connection with early termination of 14 leases and approximately $1.0 million in administrative fees from the joint venture with Ontario Teachers' Pension Plan. For the year ended December 31, 2013, other revenue was $11.6 million which was primarily due to $1.7 million of interest income on our debt investments and approximately $9.9 million recognized in additional fees paid by lessees in connection with the early termination of 13 leases.

Operating Expenses:
Total operating expenses decreased by 2.6%, or $18.3 million, for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily as a result of the following:
Depreciation expense increased by $14.4 million for the year ended December 31, 2014 over the same period in 2013. The net increase is primarily the result of:

•	a $54.1 million increase in depreciation for aircraft acquired; and

•	a $3.7 million increase due to changes to asset lives and residual values.
This increase was offset by:

•	a $40.8 million decrease in depreciation for aircraft sales; and

•	a $2.6 million decrease due to capitalized aircraft improvements being fully depreciated.

Interest, net consisted of the following:

	Year Ended December 31,
	2013	2014
	(Dollars in thousands)
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities(1)	$196,176	$189,135
Hedge ineffectiveness losses (gains)	371	738
Amortization of interest rate derivatives related to deferred losses	33,265	34,979
Amortization of deferred financing fees and notes discount(2)	14,719	13,961
Interest Expense	244,531	238,813
Less interest income	(774)	(435)
Interest, net	$243,757	$238,378
 ______________

(1)	For the year ended December 31, 2013, includes the loan termination fee of $2,954 related to two ECA aircraft sold in June 2013.

(2)	For the year ended December 31, 2013, includes the write-off of deferred financing fees of $3,975 related to the repayment of two ECA Financings.
Interest, net decreased by $5.4 million, or 2.2%, over the year ended December 31, 2013. The net decrease is primarily a result of:

•
a $7.0 million decrease in interest expense on our borrowings driven by loan breakage fees of $3.0 million in connection with the early repayment of two ECA loans in 2013 and a $4.0 million decrease due primarily to a lower weighted average interest rate on our borrowings; and

•	a $0.8 million decrease in amortization of deferred financing fees primarily due to the write-off of fees related to the early repayment of two ECA loans in June 2013.
These decreases were partially offset by:

•	a $1.7 million increase in amortization of deferred losses related to terminated interest rate derivatives reflecting the repayment of Securitization No. 1.
Selling, general and administrative expenses for the year ended December 31, 2014 increased by $2.3 million or 4.4% over the same period in 2013 primarily due to an increase in personnel costs. Non-cash share based expense was $4.6 million and $4.2 million for the years ended December 31, 2013 and 2014, respectively.
Impairment of aircraft was $94.0 million during the year ended December 31, 2014, See “Summary of Impairments and Recoverability Assessment” below for a detailed discussion of the related impairment charge for these aircraft.
Impairment of aircraft was $117.3 million during the year ended December 31, 2013.
Maintenance and other costs were $7.2 million for the year ended December 31, 2014, a decrease of $6.4 million over the same period in 2013. The net decrease is primarily related to lower maintenance costs of $3.4 million related to unscheduled terminations for the year ended December 31, 2013 and $3.6 million related to scheduled terminations versus the same period in 2013.  This decrease is partially offset by an increase of $0.6 million in maintenance costs attributable to scheduled terminations and returns as well as other routine costs such as inspections.
Other Income (Expense):
Total other income (expense) for the year ended December 31, 2014 was $12.2 million expense as compared to $43.4 million of income the same period in 2013. The decrease of $55.6 million is primarily a result of:
Gain on sale of flight equipment consisted of 28 "opportunistic" aircraft sales reflecting favorable current market conditions in 2014 versus eight in 2013. These sales are intended to capture strong market demand and enable us to realize gains and generally represent situations where we believe we can deploy our capital more efficiently by reinvesting in other assets.
Loss on sale of flight equipment consisted of 19 "exit sales" aircraft dispositions nearing the end of their economic lives versus 14 in 2013. Exit sales usually follow from a determination that the best economic decision for an aircraft is to sell it as it reaches lease expiry rather than to reinvest and enable a follow-on lease.

(Dollars in thousands)	Number of Aircraft	Maintenance Revenue	Lease Incentive Revenue(1)	Gain (Loss) on Sale of Flight Equipment	Impairment	Pre-tax Impact

Opportunistic sales	28	$3,171	$—	$38,363	$—	$41,534
Exit Sales	19	56,129	776	(15,217)	(24,940)	16,748
Total Sales	47	59,300	776	23,146	(24,940)	58,282
Freighters Held for Sale(2)	2	9,137	$3,626	—	(30,877)	(18,114)
Total	49	$68,437	$4,402	$23,146	$(55,817)	$40,168
_______________
(1) Included in Amortization of lease premiums, discounts and lease incentives on our consolidated statement of income.
(2) Included in Flight equipment held for sale in Other assets on our consolidated balance sheet.

Loss on extinguishment of debt of $36.6 million relates to the early payment of our 9.75% Senior Notes due 2018 in April, 2014.

Other decreased by $4.9 million, primarily related to the mark to market value of an undesignated interest rate derivative.

Income Tax Provision:
Our provision for income taxes for the years ended December 31, 2013 and 2014 was $9.2 million and $13.9 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland, Singapore and the United States. The increase in our income tax provision of $4.6 million for the year ended December 31, 2014 as compared to the same period in 2013, was primarily attributable to changes in operating income subject to tax in Ireland, Singapore, the U.S. and other jurisdictions. The loss on extinguishment of debt in 2014 of $36.6 million related to Bermuda operations and provided no tax benefit. The impairment charge in 2013 of $117.3 million was related to Bermuda and Ireland, which resulted in a $2.0 million Irish tax benefit.
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

We have a U.S.-based subsidiary which provides management services to our non-U.S. subsidiaries and is subject to U.S. federal, state and local income taxes. We also have Ireland and Singapore based subsidiaries which provide management services to our non-U.S. subsidiaries and are subject to tax in those respective jurisdictions.
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
Other Comprehensive Income:

	Year Ended December 31,
	2013	2014
	(Dollars in thousands)
Net income	$29,781	$100,828
Net change in fair value of derivatives, net of tax expense of $482 and $828, respectively	17,120	2,466
Derivative loss reclassified into earnings	33,265	34,979
Total comprehensive income	$80,166	$138,273
Other comprehensive income was $138.3 million for the year ended December 31, 2014, an increase of $58.1 million from the $80.2 million of other comprehensive income for the year ended December 31, 2013. Other comprehensive income for the year ended December 31, 2014 primarily consisted of:

•	$100.8 million of net income;

•
$2.5 million gain from a change in fair value of interest rate derivatives, net of taxes which is due primarily to net settlements for the year ended December 31, 2014 partially offset by a slight loss due to a downward shift in the 1 Month LIBOR forward curve; and

•	$35.0 million of amortization of deferred net losses reclassified into earnings primarily related to terminated interest rate derivatives.
Other comprehensive income for the year ended December 31, 2013 primarily consisted of:

•	$29.8 million of net income;

•
$17.1 million gain from a change in fair value of interest rate derivatives, net of taxes which is due primarily to net settlements for the year ended December 31, 2013 partially offset by a slight downward shift in the 1 Month LIBOR forward curve; and

•	$33.3 million of amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.

The amount of loss expected to be reclassified from accumulated other comprehensive income into interest expense over the next 12 months consists of net interest settlements on active interest rate derivatives in the amount of $3.0 million and the amortization of deferred net losses from terminated interest rate derivatives in the amount of $23.4 million. See “Liquidity and Capital Resources — Hedging” below for more information on deferred net losses as related to terminated interest rate derivatives.

Comparison of the year ended December 31, 2012 to the year ended December 31, 2013:

	Year Ended December 31,
	2012	2013
	(Dollars in thousands)
Revenues:
Lease rental revenue	$623,503	$644,929
Finance lease revenue	8,393	16,165
Amortization of net lease discounts and lease incentives	(12,844)	(32,411)
Maintenance revenue	53,320	68,342
Total lease rentals	672,372	697,025
Other revenue	14,200	11,620
Total revenues	686,572	708,645
Expenses:
Depreciation	269,920	284,924
Interest, net	222,808	243,757
Selling, general and administrative	48,370	53,436
Impairment of aircraft	96,454	117,306
Maintenance and other costs	14,656	13,631
Total operating expenses	652,208	713,054
Other income:
Gain on sale of flight equipment	5,747	37,220
Other	602	6,132
Total other income	6,349	43,352
Income from continuing operations before income taxes	40,713	38,943
Income tax provision	7,845	9,215
	—	53
Net income	$32,868	$29,781

Revenues:
Total revenues increased by 3.2%, or $22.1 million, for the year ended December 31, 2013 as compared to the year ended December 31, 2012, primarily as a result of the following:
Lease rental revenue. The increase in lease rental revenue of $21.4 million for the year ended December 31, 2013 as compared to the same period in 2012 was primarily the result of:

•	$103.0 million of revenue from the full year impact of 17 aircraft purchased in 2012 and the impact of 24 aircraft purchased in 2013.
This increase was offset partially by a decrease in revenue of:

•	$52.7 million due to aircraft sales;

•	$22.2 million due to lease extensions, amendments and transitions; and

•	$6.6 million from the effect of lease terminations and other changes.

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
As more fully described above under "Revenues", lease incentives represent our estimated portion of the lessee’s cost for heavy maintenance, overhaul or replacement of certain high-value components, which is amortized over the life of the related lease. As we enter into new leases, the amortization of lease incentives generally increases, and conversely, if a related lease terminates, the related unused lease incentive liability will reduce the amortization of lease incentives. The increase in amortization of lease incentives of $16.0 million primarily resulted from ten unscheduled lease transitions, three scheduled lease transitions, and one change in lease incentive estimate as compared with eight unscheduled lease transitions, three scheduled lease transitions, two unscheduled changes in lease terms and one change in lease incentive estimate in 2012.
As more fully described above under "Revenues", lease premiums represent the present value of the amount above current lease rates for acquired aircraft with attached leases. The increase in amortization of lease premiums of $3.9 million for the year ended December 31, 2013 as compared to the same period in 2012 primarily resulted from additional amortization on seven aircraft purchased in 2013 and the full year amortization from five aircraft purchased in 2012.
Maintenance revenue.

	Year Ended December 31,
	2012		2013
	Dollars (in thousands)	Number of Leases	Dollars (in thousands)	Number of Leases
Unscheduled lease terminations	$34,894	10	$47,734	10
Scheduled lease terminations	18,426	5	20,608	7
Maintenance revenue	$53,320	15	$68,342	17
Unscheduled lease terminations.    For the year ended December 31, 2013, we recorded maintenance revenue of $47.7 million from unscheduled lease terminations primarily associated with ten aircraft returned in 2013. Comparatively, for the same period in 2012, we recorded maintenance revenue totaling $34.9 million from unscheduled lease terminations associated with ten aircraft returned in 2012.
Scheduled lease terminations.    For the year ended December 31, 2013, we recorded maintenance revenue from scheduled lease terminations totaling $20.6 million associated with seven aircraft. Comparatively, for the same period in 2012, we recorded $18.4 million, associated with maintenance revenue from five scheduled lease terminations.
Other revenue was $11.6 million during the year ended December 31, 2013, which was primarily due to $1.7 million of interest income on our debt investments and approximately $9.9 million recognized in additional fees paid by lessees in connection with early termination of 13 leases. For the year ended December 31, 2012, other revenue was $14.2 million which was primarily due to additional fees paid by lessees in connection with the early termination of 11 leases.

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

Interest, net increased by $20.9 million, or 9.4%, over the year ended December 31, 2012. The net increase is primarily a result of:

•
a $17.6 million increase in interest on our borrowings driven by loan breakage fees of $3.0 million in connection with the early repayment of two ECA Loans and the impact of higher weighted average debt outstanding ($3.46 billion for the year ended December 31, 2013 as compared to $3.12 billion for the year ended December 31, 2012) of $19.4 million, partially offset by the effect of lower rates during the same period in the prior year of $4.8 million;

•
a $2.5 million increase in the amortization of deferred losses primarily due to deferred swap loss amortization related to the repayment of Term Financing in April 2012 and the repayment of two ECA loans in June 2013;

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

Impairment of aircraft was $117.3 million during the year ended December 31, 2013 related to six Boeing 747-400 converted freighters and one Boeing 737-700 aircraft, all of which did not pass their recoverability assessments and we recorded transactional impairments for four Boeing 767-300ER aircraft and one Airbus A319-100 aircraft.
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

Other Income:
Total other income for the year ended December 31, 2013 was $43.4 million as compared to $6.3 million for the same period in 2012. The increase is primarily a result of $31.5 million increase in gains on sale of 22 aircraft sold in 2013 as compared to eight aircraft sold in 2012.
Gain on sale of flight equipment consisted of eight "opportunistic" aircraft sales reflecting favorable current market conditions in 2013 versus none in 2012. These sales are intended to capture strong market demand and enable us to realize gains and generally represent situations where we believe we can deploy our capital more efficiently by reinvesting in other assets.
Loss on sale of flight equipment consisted of 14 "exit sales" aircraft dispositions nearing the end of their economic lives in 2013 versus eight in 2012. Exit sales usually follow from a determination that the best economic decision for an aircraft is to sell it as it reaches lease expiry rather than to reinvest and enable a follow-on lease.

(Dollars in thousands)	Number of Aircraft	Maintenance Revenue	Lease Incentive Revenue(1)	Gain (Loss) on Sale of Flight Equipment	Impairment	Pre-tax Impact

Opportunistic sales	8	$—	$—	$34,990	$—	$34,990
Exit Sales	14	30,925	456	2,230	(13,515)	20,096
Total	22	$30,925	$456	$37,220	$(13,515)	$55,086
_______________
(1) Included in Amortization of lease premiums, discounts and lease incentives on our consolidated statement of income.

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
All of our aircraft-owning subsidiaries that are recognized as corporations for U.S. tax purposes are non-U.S. corporations. These non-U.S. subsidiaries generally earn income from sources outside the United States and typically are not subject to U.S. federal, state or local income taxes, unless they operate within the U.S., in which case they may be subject to federal, state and local income taxes. The aircraft owning subsidiaries resident in Ireland, Mauritius and Singapore are subject to tax in these jurisdictions.
We have a U.S.-based subsidiary which provides management services to our non-U.S. subsidiaries and is subject to U.S. federal, state and local income taxes. In addition, we have Ireland and Singapore based subsidiaries which provide management services to our non-U.S. subsidiaries and are subject to tax in those respective jurisdictions.
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
Other Comprehensive Income:

	Year Ended December 31,
	2012	2013
	(Dollars in thousands)
Net income	$32,868	$29,781
Net change in fair value of derivatives, net of tax expense of $586 and $482, respectively	30,614	17,120
Derivative loss reclassified into earnings	30,777	33,265
Total comprehensive income (loss)	$94,259	$80,166
Other comprehensive income was $80.2 million for the year ended December 31, 2013, a decrease of $14.1 million from the $94.3 million of other comprehensive income for the year ended December 31, 2012. Other comprehensive income for the year ended December 31, 2013 primarily consisted of:

•	$29.8 million of net income;

•
$17.1 million gain from a change in fair value of interest rate derivatives, net of taxes which is due primarily to net settlements for the year ended December 31, 2013, partially offset by a slight loss due to a downward shift in the 1 Month LIBOR forward curve; and

•	$33.3 million of amortization of deferred net losses reclassified into earnings primarily related to terminated interest rate derivatives.
Other comprehensive income for the year ended December 31, 2012 primarily consisted of:

•	$32.9 million of net income;

•
$30.6 million gain from a change in fair value of interest rate derivatives, net of taxes which is due primarily to net settlements for the year ended December 31, 2012, partially offset by a slight downward shift in the 1 Month LIBOR forward curve; and

•	$30.8 million of amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.
Summary of Impairments and Recoverability Assessment
Annual Fleet-Wide Impairments
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
In the 2014 assessment, we reduced our forecast of future cash flows for certain freighter aircraft to reflect the cumulative effect of increasing supply of such aircraft over the past three years, relative to a modest increase in demand observed in 2014.

More specifically, we determined the cash flows expected to be generated by two of our McDonnell Douglas MD-11 freighter aircraft did not support their carrying values. As a result, we impaired these two aircraft during the third quarter of 2014, which had an aggregate net book value as of June 30, 2014 of $53.8 million, writing down their book values by a total of $19.5 million. We also shortened their expected lives from 25 to 21 years and reduced their residual values.
In addition, for our five Boeing 747-400 production freighters, all of which passed the annual recoverability assessment in 2014, we shortened the expected lives from 35 years to 30 years from the date of manufacture.
For changes we made to our aircraft mentioned above and other adjustments to lives and/or residual values, we estimate an increase in depreciation expense for the year ended December 31, 2015 of approximately $7.8 million.
Other than the aircraft discussed above, management believes that the net book value of each aircraft is currently supported by the estimated future undiscounted cash flows expected to be generated by that aircraft, and accordingly, no other aircraft were impaired as a consequence of this recoverability assessment. However, if our expectations warrant, we may change our cash flow assumptions and require future impairment charges. While we believe that the estimates and related assumptions used in the recoverability assessment are appropriate, actual results could differ from those estimates.
Other Impairments
In addition to impairment from our fleet wide review, during 2014 we recorded impairment charges of $42.7 million on six passenger and one freighter aircraft that were returned to us early as a result of lease terminations or amendments which we refer to as “Transactional Impairments”. We recorded maintenance revenue of $42.5 million and other revenue of $0.5 million and reversed lease incentives of $0.5 million related to these aircraft.
We also recorded impairment charges of $30.9 million during 2014 related to two 747-400 converted freighter aircraft which we refer to as “Freighters Held for Sale”, and recorded maintenance revenue of $9.1 million and other revenue of $0.2 million and reversed lease incentives of $3.6 million related to these aircraft. One of these converted freighters was sold in January 2015 and the other is under a consignment contract and is in the process of being parted out.
A summary of Other Impairments for the year ended December 31, 2014 follows:

	Freighters Held for Sale	Transactional Impairments
	(Dollars in thousands)

Impairment Charges	$(30,877)	$(42,681)
Maintenance revenue recorded	9,137	42,490
Lease incentives reversed	3,626	456
Other revenue recorded	183	515
Total	$(17,931)	$780

As part of our recoverability assessment during the third quarter of 2013, we impaired six Boeing 747-400 converted freighter aircraft and one Boeing 737-700 aircraft and recorded impairment charges of $88.6 million and $8.9 million, respectively.
In addition, during 2013 we recorded Transactional Impairment charges of $19.7 million on five passenger aircraft that were returned to us early as a result of lease terminations or amendments, which were partially offset by maintenance revenue of $28.2 million and other revenue of $1.8 million related to these aircraft.
Aircraft Monitoring List
At December 31, 2014, we considered five aircraft with a total net book value of $136.4 million, including four freighter aircraft with a total net book value of $116.6 million to be more susceptible to failing future recoverability assessments due to their sensitivity to changes in contractual cash flows, future cash flow estimates and aircraft residual or scrap values.

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
Collectability of finance leases is evaluated periodically on an individual customer level. The evaluation of the collectability of the finance leases considers the credit of the lessee and the value of the underlying aircraft. An allowance for credit losses is established if there is evidence that we will be unable to collect all amounts due according to the original contractual terms of the Net Investment in Finance Leases. At December 31, 2014, we had no allowance for credit losses for our Net investment in finance leases.
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
At inception of the hedge, we choose a method to assess effectiveness and to calculate ineffectiveness, which we must use for the life of the hedge relationship. We have three hedges which are designated using the hypothetical derivative method for assessment of effectiveness and calculation of ineffectiveness. The hypothetical derivative method involves a comparison of the change in the fair value of an actual interest rate derivative to the change in the fair value of a hypothetical interest rate derivative with critical terms that reflect the hedged debt. When the change in the value of the interest rate derivative exceeds the change in the hypothetical interest rate derivative, the calculated ineffectiveness is recorded in interest expense on our consolidated statement of income. The effectiveness of these relationships is tested by regressing historical changes in the interest rate derivative against historical changes in the hypothetical interest rate derivative.
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

RECENT UNADOPTED ACCOUNTING PRONOUNCEMENTS
See Note 1. - Summary of Significant Accounting Policies - Proposed Accounting Pronouncements.

PROPOSED ACCOUNTING PRONOUNCEMENTS
See Note 1. - Summary of Significant Accounting Policies - Proposed Accounting Pronouncements.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity currently are cash on hand, cash generated by our aircraft leasing operations, loans secured by additional aircraft we acquire, our revolving credit facility and unsecured borrowings. Our business is very capital intensive, requiring significant investments in order to expand our fleet during periods of growth and investments in maintenance and improvements on our existing portfolio. Our business also generates a significant amount of cash from operations, primarily from lease rentals and maintenance collections. These sources have historically provided liquidity for these investments and for other uses, including the payment of dividends to our shareholders. In the past, we have also met our liquidity and capital resource needs by utilizing several sources, including:

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
During 2014, we met our liquidity and capital resource needs with $458.8 million of cash from operations, over $1.0 billion of cash from debt financings, and $833.0 million of cash from aircraft sales (including $289.3 million from the sale of three aircraft to our joint venture with Teachers').
In January 2015, we increased our revolving credit facility to $600.0 million, and we also issued $500.0 million of 5.5% Senior Notes due 2022.
As of December 31, 2014, we are in compliance with all applicable covenants in our financings. We have also determined as of December 31, 2014 that our consolidated subsidiaries "restricted net assets" as defined by Rule 4-08(e)(3) of Regulation S-X are less than 25 percent of our consolidated net assets.
We believe that cash on hand, funds generated from operations, maintenance payments received from lessees, secured borrowings for aircraft, draws on our Revolving Credit Facility and proceeds from any future aircraft sales will be sufficient to satisfy our liquidity and capital resource needs over the next twelve months. Our liquidity and capital resource needs include payments due under our aircraft purchase obligations, required principal and interest payments under our long-term debt facilities, expected capital expenditures, lessee maintenance payment reimbursements and lease incentive payments over the next twelve months.

Cash Flows

	Year Ended December 31, 2012	Year Ended December 31, 2013	Year Ended December 31, 2014
	(Dollars in thousands)
Net cash flow provided by operating activities	$427,277	$424,037	$458,786
Net cash flow used in investing activities	(741,909)	(682,933)	(861,602)
Net cash flow provided by financing activities	637,327	295,292	(82,141)

Operating Activities:
Cash flow from operations was $458.8 million and $424.0 million for the years ended December 31, 2014 and 2013, respectively. The increase in cash from operations of $34.7 million for the year ended December 31, 2014 versus the same period in 2013 was primarily a result of:

•	a $79.2 million increase in cash from lease rentals.
These inflows were offset partially by:

•	a $17.9 million decrease in cash from working capital;
•a $13.8 million decrease in cash from maintenance revenue;

•	a $6.3 million increase in cash paid for interest;

•	a $5.3 million decrease in cash from finance leases; and

•	a $4.7 million increase in cash paid for taxes.
Cash flow from operations was $424.0 million and $427.3 million for the years ended December 31, 2013 and 2012, respectively. The decrease in cash from operations of $3.2 million for the year ended December 31, 2013 versus the same period in 2012 was primarily a result of:

•	a $15.1 million increase in cash from lease rentals

•	a $7.8 million increase in cash from finance leases; and

•	a $4.5 million increase in cash from maintenance revenue.
These inflows were offset partially by:

•	a $28.3 million increase in cash paid for interest; and

•	a $8.5 million decrease in cash from working capital.
Investing Activities:
Cash used in investing activities was $861.6 million and $682.9 million for the years ended December 31, 2014 and 2013, respectively. The increase in cash used in investing activities of $178.7 million for the year ended December 31, 2014 versus the same period in 2013 was primarily a result of:

•	a $408.8 million increase in the acquisition and improvement of flight equipment; and

•	a $42.0 million decrease in principal repayments on debt investments.
These outflows were offset partially by:

•	a $264.9 million increase in the proceeds from the sale of flight equipment; and

•	a $6.1 million decrease in aircraft purchase deposits and progress payments, net of returned deposits and aircraft sales deposits.

Cash used in investing activities was $682.9 million and $741.9 million for the years ended December 31, 2013 and 2012, respectively. The decrease in cash used in investing activities of $59.0 million for the year ended December 31, 2013 versus the same period in 2012 was primarily a result of:

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
Financing Activities:
Cash used in financing activities was $82.1 million for the year ended December 31, 2014 as compared to cash provided by financing activities of $295.3 million for the year ended December 31, 2013. The net increase in cash used in financing activities of $377.4 million for the year ended December 31, 2014 versus the same period in 2013 was a result of:

•
a $474.4 million increase in securitization and term debt repayments primarily due to the repayment of $219.9 million for Securitization No. 1 in February 2014 and $450.0 million for our 9.75% Senior Notes due 2018 in April 2014;

•	a $199.5 million decrease in issuances of common shares, net of repurchased shares primarily due to the sale of shares to Marubeni in July 2013;

•	a $60.2 million decrease in maintenance deposits received net of maintenance deposits returned;

•	a $33.4 million increase in payments for terminated interest rate derivatives;

•	a $32.8 million increase in debt extinguishment costs related to the repayment of our 9.75% Senior Notes due 2018 in April 2014;

•	a $32.5 million decrease in security deposits received net of security deposits returned;

•	a $14.4 million increase in dividends; and

•	a $5.0 million of higher deferred financing costs.
The decreases were offset partially by:

•	a $440.0 million increase in proceeds from notes and debt financings; and

•	a $34.7 million decrease in restricted cash and cash equivalents related to security deposits and maintenance payments.
Cash provided from financing activities was $295.3 million for the year ended December 31, 2013 as compared to $637.3 million for the year ended December 31, 2012. The net decrease in cash provided by financing activities of $342.0 million for the year ended December 31, 2013 versus the same period in 2012 was a result of:

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

Debt Obligations
For complete information on our debt obligations, please refer to Note 7 - Borrowings from Secured and Unsecured Debt Financings in the Notes to Consolidated Financial Statements below.

Contractual Obligations
Our contractual obligations consist of principal and interest payments on variable and fixed rate liabilities, interest payments on interest rate derivatives, aircraft acquisition and rent payments pursuant to our office leases. Total contractual obligations increased from $5.28 billion at December 31, 2013 to approximately $5.30 billion at December due primarily to:

•	an increase in borrowings; and

•	an increase in purchase obligations for aircraft to be acquired.
These increases were partially offset by a decrease in interest obligations.

The following table presents our actual contractual obligations and their payment due dates as of December 31, 2014.

	Payments Due By Period as of December 31, 2014
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Principal payments:
Senior Notes due 2017	$500,000	$—	$500,000	$—	$—
Senior Notes due 2018	400,000	—	—	400,000	—
Senior Notes due 2019	500,000	—	—	500,000	—
Senior Notes due 2020	300,000	—	—	—	300,000
Senior Notes due 2021	500,000	—	—	—	500,000
Revolving Credit Facility	200,000	—	—	200,000	—
Securitization No. 2(1)	391,680	169,441	218,701	3,538	—
ECA Term Financings(2)	449,886	45,394	95,727	102,742	206,023
Bank Financings(3)	560,825	63,225	150,176	106,090	241,334
Total principal payments	3,802,391	278,060	964,604	1,312,370	1,247,357
Interest payments:
Interest payments on debt obligations(4)	803,001	173,470	317,580	218,872	93,079
Interest payments on interest rate derivatives(5)	6,544	3,537	3,007	—	—
Total interest payments	809,545	177,007	320,587	218,872	93,079
Office leases(6)	6,673	1,108	1,669	1,515	2,381
Purchase obligations(7)	686,040	686,040	—	—	—
Total	$5,304,649	$1,142,215	$1,286,860	$1,532,757	$1,342,817
 _____________

(1)
Estimated principal payments for this non-recourse financing are based on excess cash flows available from forecasted lease rentals, net maintenance funding and proceeds from asset dispositions after the payment of forecasted operating expenses and interest payments, including interest payments on existing interest rate derivative agreements and policy provider fees.

(2)	Includes scheduled principal payments based upon eight fixed rate, 12-year, fully amortizing loans.

(3)	Includes principal payments based upon individual loan amortization schedules.

(4)	Future interest payments on variable rate, LIBOR-based debt obligations are estimated using the interest rate in effect at December 31, 2014.

(5)	Future interest payments on derivative financial instruments are estimated using the spread between the floating interest rates and the fixed interest rates in effect at December 31, 2014.

(6)	Represents contractual payment obligations for our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.

(7)
At December 31, 2014, we had commitments to acquire 16 aircraft for $686.0 million, including four 777-300ER aircraft which were part of our previously announced purchase/lease-back transaction with LATAM. Our commitment to acquire the LATAM 777 aircraft expired in January 2015, as the airline was unable to economically unwind its existing financings for these aircraft. As of February 6, 2015, after taking into account two aircraft acquisitions for $119.0 million thus far in 2015, we now have commitments to acquire 11 aircraft for $298.8 million that we expect to complete by June 30, 2015.

.
Capital Expenditures
We make capital expenditures from time to time in connection with improvements made to our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the years ended December 31, 2012, 2013 and 2014, we incurred a total of $41.1 million, $21.7 million and $14.0 million, respectively, of capital expenditures (including lease incentives) related to the acquisition and improvement of aircraft.
As of December 31, 2014, the weighted average age (by net book value) of our aircraft was approximately 8.4 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Under our leases, the lessee is primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft, or a lessee fails to meet its maintenance obligations under the lease agreement. At December 31, 2014, we had a $333.5 million maintenance payment liability on our balance sheet, which is a $109.0 million decrease from December 31, 2013. The decrease primarily consisted of net maintenance cash inflows of $6.9 million and a decrease in maintenance liabilities of $115.9 million. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.
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

Foreign Currency Risk and Foreign Operations
At December 31, 2014 all of our leases are payable to us in U.S. dollars. However, we incur Euro- and Singapore dollar-denominated expenses in connection with our subsidiaries in Ireland and Singapore. For the year ended December 31, 2014, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated approximately $15.3 million in U.S. dollar equivalents and represented approximately 27.5% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, it is likely that our international operations and our exposure to foreign currency risk will increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases we may enter into hedging transactions in the future to mitigate this risk. For the years ended December 31, 2012, 2013 and 2014, we incurred insignificant net gains and losses on foreign currency transactions.

Hedging
Except for the table below, for complete information on our derivatives, please refer to Note 14 - Derivatives in the Notes to Consolidated Financial Statements below.

The following table summarizes the deferred (gains) and losses and related amortization into interest expense for our terminated interest rate derivative contracts for the years ended December 31, 2012, 2013, and 2014:

Hedged Item	Original Maximum Notional Amount	Effective Date	Maturity Date	Fixed Rate %	Termination Date	Deferred (Gain) or Loss Upon Termination	Unamortized Deferred (Gain) or Loss at December 31, 2014	Amount of Deferred (Gain) or Loss Amortized (including Accelerated Amortization) into Interest Expense For the Year Ended December 31,			Amount of Deferred (Gain) or Loss Expected to be Amortized over the Next Twelve Months
								2012	2013	2014
	(Dollars in thousands)
Securitization No. 2	200,000	Jan-07	Aug-12	5.06	Jun-07	(1,850)	—	(190)	—	—	—
Securitization No. 2	410,000	Feb-07	Apr-17	5.14	Jun-07	(3,119)	(332)	(341)	(303)	(334)	(219)
Senior Notes due 2017 and 2020	150,000	Jul-07	Dec-17	5.14	Mar-08	15,281	3,220	1,740	1,446	1,300	1,166
Term Financing No. 1	440,000	Jun-07	Feb-13	4.88	Partial -Mar-08 Full – Jun-08	26,281	—	4,771	384	—	—
Term Financing No. 1	248,000	Aug-07	May-13	5.33	Jun-08	9,888	—	1,349	722	—	—
Senior Notes due 2019	710,068	Jun-08	May-13	4.04	De-designated - Mar-12 Terminated - Apr-12	19,026	—	13,331	5,695	—	—
Senior Notes due 2019	491,718	May-13	May-15	5.31	De-designated - Mar-12 Terminated - Apr-12	31,403	4,401	—	12,148	14,854	4,401
Senior Notes due 2018	360,000	Jan-08	Feb-19	5.16	Partial - Jun-08 Full – Oct-08	23,077	5,454	645	1,173	1,570	1,469
ECA Term Financing for New A330 Aircraft	231,000	Apr-10	Oct-15	5.17	Partial - Jun-08 Full – Dec-08	15,310	1,002	3,602	3,863	727	1,002
ECA Term Financing for New A330 Aircraft	238,000	Jan-11	Apr-16	5.23	Dec-08	19,430	3,529	3,755	3,468	3,171	2,864
ECA Term Financing for New A330 Aircraft	238,000	Jul-11	Sep-16	5.27	Dec-08	17,254	2,872	2,014	2,170	1,985	1,791
Senior Notes due 2018	451,911	Jun-06	Jun-16	5.78	Feb-14	20,762	12,208	—	—	8,554	8,455
Senior Notes due 2018	108,089	Jun-06	Jun-16	5.78	Feb-14	6,101	3,587	—	—	2,514	2,485
Total						$198,844	$35,941	$30,676	$30,766	$34,341	$23,414

The amount of deferred net loss expected to be amortized in 2016 is $9.0, 2017 is $2.2 million and thereafter is $1.3 million.

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
The table below shows the reconciliation of net income to EBITDA for the years ended December 31, 2012, 2013 and 2014, respectively.

	Year Ended December 31,
	2012	2013	2014
	(Dollars in thousands)
Net income	$32,868	$29,781	$100,828
Depreciation	269,920	284,924	299,365
Amortization of net lease discounts and lease incentives	12,844	32,411	6,172
Interest, net	222,808	243,757	238,378
Income tax provision	7,845	9,215	13,863
EBITDA	$546,285	$600,088	$658,606
Adjustments:
Impairment of Aircraft	96,454	117,306	93,993
Loss on extinguishment of debt	—	—	36,570
Non-cash share based payment expense	4,232	4,569	4,244
Gain on mark to market of interest rate derivative contracts	(597)	(4,754)	(1,130)
Contract termination expense	1,248	—	—
Adjusted EBITDA	$647,622	$717,209	$792,283

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
The table below shows the reconciliation of net income to ANI for the years ended December 31, 2012, 2013 and 2014, respectively.

	Year Ended December 31,
	2012	2013	2014
	(Dollars in thousands)
Net income	$32,868	$29,781	$100,828
Loss on extinguishment of debt(2)	—	—	36,570
Loan termination payment(1)	—	2,954	—
Ineffective portion and termination of cash flow hedges(1)	2,893	2,393	660
Gain on mark to market of interest rate derivative contracts(2)	(597)	(4,754)	(1,130)
Write-off of deferred financing fees(1)	3,034	3,975	—
Stock compensation expense(3)	4,232	4,569	4,244
Term Financing No. 1 hedge loss amortization charges(1)	13,331	17,843	14,854
Securitization No. 1 hedge loss amortization charges(1)	—	2,499	11,616
Contract termination expense	1,248	—	—
Adjusted net income	$57,009	$59,260	$167,642
 ______________

(1)	Included in Interest, net.

(2)	Included in Other income (expense).

(3)	Included in Selling, general and administrative expenses.

	Year Ended December 31,
Weighted-average shares:	2012	2013	2014
Common shares outstanding	70,716,963	73,652,996	80,389,349
Restricted common shares	587,813	593,616	588,077
Total weighted-average shares	71,304,776	74,246,612	80,977,426

	Year Ended December 31,
Percentage of weighted-average shares:	2012	2013	2014
Common shares outstanding	99.18%	99.20%	99.27%
Restricted common shares(a)	0.82%	0.80%	0.73%
Total	100.00%	100.00%	100.00%

	Year Ended December 31,
	2012	2013	2014
Weighted-average common shares outstanding — Basic and Diluted(b)	70,716,963	73,652,996	80,389,349

	Year Ended December 31,
Adjusted net income allocation:	2012	2013	2014
	(Dollars in thousands, except per share amounts)
Adjusted net income	$57,009	$59,260	$167,642
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(470)	(474)	(1,217)
Adjusted net income allocable to common shares — Basic and Diluted	$56,539	$58,786	$166,425
Adjusted net income per common share — Basic	$0.80	$0.80	$2.07
Adjusted net income per common share — Diluted	$0.80	$0.80	$2.07
 ____________

(a)
For the years ended December 31, 2012, 2013 and 2014, distributed and undistributed earnings to restricted shares is 0.82%, 0.80% and 0.73%, respectively, of net income. The amount of restricted share forfeitures for all periods presented is immaterial to the allocation of distributed and undistributed earnings.

(b)	For the years ended December 31, 2012, 2013 and 2014, we have no dilutive shares.

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
A hypothetical 100-basis point increase/decrease in our variable interest rates would increase/decrease the minimum contracted rentals on our portfolio as of December 31, 2014 by $3.8 million and $1.8 million, respectively, over the next twelve months. As of December 31, 2014, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $3.6 million and $1.7 million, respectively, net of amounts received from our interest rate derivatives, over the next twelve months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and notes thereto, referred to in Item 15(A)(1) of this Form 10-K, are filed as part of this report and appear in this Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES.
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2014. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.
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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014. The assessment was based on criteria established in the framework Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission (2013 framework) (the COSO criteria). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2014.
Ernst & Young LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, audited the effectiveness of our controls over financial reporting as of December 31, 2014. Ernst & Young LLP has issued its report which is included below.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Aircastle Limited
We have audited Aircastle Limited and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Aircastle Limited and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Aircastle Limited and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aircastle Limited and subsidiaries as of December 31, 2013 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of Aircastle Limited and subsidiaries and our report dated February 19, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Stamford, Connecticut
February 19, 2015

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The name, age and background of each of our directors nominated for election will be contained under the caption “Election of Directors” in our Proxy Statement for our 2015 Annual General Meeting of Shareholders. The identification of our Audit Committee and our Audit Committee financial experts will be contained in our Proxy Statement for our 2015 Annual General Meeting of Shareholders under the captions “CORPORATE GOVERNANCE — Committees of the Board of Directors — The Audit Committee.” Information regarding our Code of Business Ethics and Conduct, any material amendments thereto and any related waivers will be contained in our Proxy Statement for our 2015 Annual General Meeting of Shareholders under the captions “CORPORATE GOVERNANCE — Code of Business Conduct and Ethics.” All of the foregoing information is incorporated herein by reference. The Code of Business Conduct and Ethics is posted on Aircastle’s Website at www.aircastle.com under Investors — Corporate Governance. Pursuant to Item 401(b) of Regulation S-K, the requisite information pertaining to our executive officers is reported immediately following Item 4 of Part I of this report.
Information on compliance with Section 16(a) of the Exchange Act will be contained in our Proxy Statement for our 2015 Annual General Meeting of Shareholders under the captions “OWNERSHIP OF AYR COMMON SHARES — Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
Information on compensation of our directors and certain named executive officers will be contained in our Proxy Statement for our 2015 Annual General Meeting of Shareholders under the captions “Directors’ Compensation” and “EXECUTIVE COMPENSATION,” respectively, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information on the number of shares of Aircastle’s common shares beneficially owned by each director, each named executive officer and by all directors and executive officers as a group will be contained under the captions “OWNERSHIP OF THE COMPANY’S COMMON SHARES — Security Ownership by Management” and information on each beneficial owner of more than 5% of Aircastle’s common shares is contained under the captions “OWNERSHIP OF THE COMPANY’S COMMON SHARES — Security Ownership of Certain Beneficial Owners” in our Proxy Statement for our 2015 Annual General Meeting of Shareholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information relating to certain transactions between Aircastle and its affiliates and certain other persons will be set forth under the caption “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS” in our Proxy Statement for our 2015 Annual General Meeting of Shareholders and is incorporated herein by reference.
Information relating to director independence will be set forth under the caption “PROPOSAL NUMBER ONE — ELECTION OF DIRECTORS — Director Independence” in our Proxy Statement for our 2015 Annual General Meeting of Shareholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information relating to audit fees, audit-related fees, tax fees and all other fees billed in fiscal 2014 and by Ernst & Young LLP, for services rendered to Aircastle is set forth under the caption “INDEPENDENT AUDITOR FEES” in the Proxy Statement for our 2015 Annual General Meeting of Shareholders and is incorporated herein by reference. In addition, information relating to the pre-approval policies and procedures of the Audit Committee is set forth under the caption “INDEPENDENT AUDITOR FEES — Pre-Approval Policies and Procedures” in our Proxy Statement for our 2014 Annual General Meeting of Shareholders and is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)	1.	Consolidated Financial Statements.
		The following is a list of the “Consolidated Financial Statements” of Aircastle Limited and its subsidiaries included in this Annual Report on Form 10-K, which are filed herewith pursuant to Item 8:
		Report of Independent Registered Public Accounting Firm.
		Consolidated Balance Sheets as of December 31, 2013 and December 31, 2014.
		Consolidated Statements of Income for the years ended December 31, 2012, December 31, 2013 and December 31, 2014.
		Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, December 31, 2013 and December 31, 2014.
		Consolidated Statements of Cash Flows for the years ended December 31, 2012, December 31, 2013 and December 31, 2014.
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

4.9
Second Supplemental Indenture, dated as of March 26, 2014 by and among Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K filed with the SEC on March 26, 2014.

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

10.36
Second Amended and Restated Credit Agreement, dated as of March 31, 2014, by and among Aircastle Limited, the several lenders from time to time parties thereto, and Citibank N.A., in its capacity as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 7, 2014).

10.37
Form of Aircraft Lease Agreement, dated February 21, 2014, between Wells Fargo Bank Northwest, National Association, not in its individual capacity but solely as owner trustee, as lessor, and LATAM Airlines Group S.A., as lessee (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 7, 2014).

10.38
Aircraft Lease Shared Terms, dated February 21, 2014, for LATAM Airlines Group S.A., as lessee (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 7, 2014).

10.39
Form of Aircraft Purchase Agreement, dated February 21, 2014, between Wells Fargo Bank Northwest, National Association, not in its individual capacity but solely as owner trustee, as purchaser, and LATAM Airlines Group S.A (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 7, 2014).

10.40
Framework Deed, dated February 21, 2014, between Aircastle Holding Corporation Limited and LATAM Airlines Group S.A. (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 7, 2014).

10.41
Form of Restricted Share Agreement for Certain Executive Officers Under the Aircastle Limited 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the SEC on November 4, 2014).

10.42
Form of Non-Officer Director Restricted Share Agreement Under the Aircastle Limited 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the SEC on November 4, 2014).

10.43	Separation Agreement, dated September 5, 2014, among Aircastle Advisor LLC and David Walton (incorporated by reference to Exhibit 10.3 to the Company Form 10-Q filed with the SEC on November 4, 2014).

12.1	Computation of Ratio of Earnings to Fixed Charges *

21.1	Subsidiaries of the Registrant *

23.1	Consent of Ernst & Young LLP *

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 *

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

99.1	Owned Aircraft Portfolio at December 31, 2014 *

Exhibit No.	Description of Exhibit
101
The following materials from the Company's annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2014, (ii) Consolidated Statements of Income for the years ended December 31, 2012, December 31, 2013 and December 31, 2014, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, December 31, 2013 and December 31, 2014, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, December 31, 2013 and December 31, 2014, (v) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2012, December 31, 2013 and December 31, 2014 and (vi) Notes to Consolidated Financial Statements *

_____________

#    Management contract or compensatory plan or arrangement.
*    Filed herewith.
Ø    Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Aircastle Limited
We have audited the accompanying consolidated balance sheets of Aircastle Limited and subsidiaries as of December 31, 2013 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aircastle Limited and subsidiaries at December 31, 2013 and 2014 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aircastle Limited and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Stamford, Connecticut
February 19, 2015

Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,
	2013	2014
ASSETS
Cash and cash equivalents	$654,613	$169,656
Accounts receivable	2,825	3,334
Restricted cash and cash equivalents	122,773	98,884
Restricted liquidity facility collateral	107,000	65,000
Flight equipment held for lease, net of accumulated depreciation of $1,430,325 and $1,294,063	5,044,410	5,579,718
Net investment in finance leases	145,173	106,651
Unconsolidated equity method investment	21,123	46,453
Other assets	153,976	157,317
Total assets	$6,251,893	$6,227,013

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings (including borrowings of ACS Ireland VIEs of $152,545 and $64,183, respectively)	$1,586,835	$1,396,454
Borrowings from unsecured financings	2,150,527	2,400,000
Accounts payable, accrued expenses and other liabilities	111,661	137,984
Lease rentals received in advance	49,235	53,216
Liquidity facility	107,000	65,000
Security deposits	118,804	117,689
Maintenance payments	442,432	333,456
Fair value of derivative liabilities	39,992	2,879
Total liabilities	4,606,486	4,506,678

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 250,000,000 shares authorized, 80,806,975 shares issued and outstanding at December 31, 2013; and 80,983,249 shares issued and outstanding at December 31, 2014	808	810
Additional paid-in capital	1,562,106	1,565,180
Retained earnings	158,398	192,805
Accumulated other comprehensive loss	(75,905)	(38,460)
Total shareholders’ equity	1,645,407	1,720,335
Total liabilities and shareholders’ equity	$6,251,893	$6,227,013
The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2012	2013	2014
Revenues:
Lease rental revenue	$623,503	$644,929	$714,654
Finance lease revenue	8,393	16,165	10,906
Amortization of net lease discounts and lease incentives	(12,844)	(32,411)	(6,172)
Maintenance revenue (including contra maintenance revenue of $0, $0 and $31,254, respectively)	53,320	68,342	88,006
Total lease rentals	672,372	697,025	807,394
Other revenue	14,200	11,620	11,208
Total revenues	686,572	708,645	818,602

Expenses:
Depreciation	269,920	284,924	299,365
Interest, net	222,808	243,757	238,378
Selling, general and administrative (including non-cash share based payment expense of $4,232, $4,569 and $4,244, respectively)	48,370	53,436	55,773
Impairment of aircraft	96,454	117,306	93,993
Maintenance and other costs	14,656	13,631	7,239
Total expenses	652,208	713,054	694,748

Other income (expense):
Gain on sale of flight equipment	5,747	37,220	23,146
Loss on extinguishment of debt	—	—	(36,570)
Other	602	6,132	1,207
Total other income (expense)	6,349	43,352	(12,217)

Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	40,713	38,943	111,637
Income tax provision	7,845	9,215	13,863
Earnings of unconsolidated equity method investment, net of tax	—	53	3,054
Net income	$32,868	$29,781	$100,828

Earnings per common share — Basic:
Net income per share	$0.46	$0.40	$1.25

Earnings per common share — Diluted:
Net income per share	$0.46	$0.40	$1.25

Dividends declared per share	$0.615	$0.695	$0.820

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Year Ended December 31,
	2012	2013	2014
Net income	$32,868	$29,781	$100,828
Other comprehensive income, net of tax:
Net change in fair value of derivatives, net of tax expense of $586, $482 and $828, respectively	30,614	17,120	2,466
Net derivative loss reclassified into earnings	30,777	33,265	34,979
Other comprehensive income	61,391	50,385	37,445
Total comprehensive income	$94,259	$80,166	$138,273

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2012	2013	2014
Cash flows from operating activities:
Net income	$32,868	$29,781	$100,828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	269,920	284,924	299,365
Amortization of deferred financing costs	12,449	14,719	13,961
Amortization of net lease discounts and lease incentives	12,844	32,411	6,172
Deferred income taxes	6,828	4,416	2,863
Non-cash share based payment expense	4,232	4,569	4,244
Cash flow hedges reclassified into earnings	30,777	33,265	34,979
Security deposits and maintenance payments included in earnings	(54,180)	(60,112)	(107,031)
Gain on the sale of flight equipment	(5,747)	(37,220)	(23,146)
Loss on extinguishment of debt	—	—	36,570
Impairment of aircraft	96,454	117,306	93,993
Other	675	(5,323)	(878)
Changes on certain assets and liabilities:
Accounts receivable	(2,530)	3,397	(509)
Other assets	919	1,164	(11,146)
Accounts payable, accrued expenses and other liabilities	17,732	3,016	1,345
Lease rentals received in advance	4,036	(2,276)	7,176
Net cash provided by operating activities	427,277	424,037	458,786
Cash flows from investing activities:
Acquisition and improvement of flight equipment	(693,227)	(1,263,706)	(1,672,460)
Proceeds from sale of flight equipment	61,489	568,045	832,961
Restricted cash and cash equivalents related to sale of flight equipment	35,762	—	—
Aircraft purchase deposits and progress payments, net of returned deposits and aircraft sales deposits	(20,553)	(6,094)	—
Net investment in finance leases	(91,500)	(11,595)	(14,258)
Collections on finance leases	3,852	9,508	10,312
Unconsolidated equity method investment and associated costs	—	(20,189)	(18,255)
Distributions from unconsolidated equity method investment in excess of earnings	—	—	667
Purchase of debt investment	(43,626)	—	—
Principal repayments on debt investment	6,585	42,001	—
Other	(691)	(903)	(569)
Net cash used in investing activities	(741,909)	(682,933)	(861,602)
Cash flows from financing activities:
Issuance of shares net of repurchases	(44,180)	197,437	(2,092)
Proceeds from notes and term debt financings	1,459,690	563,230	1,003,200
Securitization and term debt financing repayments	(847,415)	(510,162)	(984,517)
Deferred financing costs	(31,691)	(10,865)	(15,843)
Restricted secured liquidity facility collateral	3,000	—	42,000
Secured liquidity facility collateral	(3,000)	—	(42,000)
Restricted cash and cash equivalents related to financing activities	99,748	(10,831)	23,889
Debt extinguishment costs	—	—	(32,835)
Security deposits and maintenance payments received	159,575	200,678	178,805
Security deposits and maintenance payments returned	(63,974)	(82,137)	(152,900)
Payments for terminated cash flow hedges and payment for option	(50,757)	—	(33,427)
Dividends paid	(43,669)	(52,058)	(66,421)
Net cash provided by financing activities	637,327	295,292	(82,141)
Net increase in cash and cash equivalents	322,695	36,396	(484,957)
Cash and cash equivalents at beginning of year	295,522	618,217	654,613
Cash and cash equivalents at end of year	$618,217	$654,613	$169,656
Supplemental disclosures of cash flow information:
Cash paid during the year for interest, net of capitalized interest	$167,069	$195,350	$201,611
Cash paid during the year for income taxes	$2,468	$487	$5,144
Supplemental disclosures of non-cash investing activities:
Security deposits, maintenance liabilities and other liabilities settled in sale of flight equipment	$4,135	$58,862	$84,215
Advance lease rentals, security deposits and maintenance reserves assumed in asset acquisitions	$24,261	$88,882	$56,298
Term debt financings assumed in asset acquisitions	$—	$84,721	$39,061

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share amounts)

			Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Common Shares
	Shares	Amount
Balance, December 31, 2011	72,258,472	$723	$1,400,090	$191,476	$(187,681)	$1,404,608
Issuance of common shares to directors and employees	270,412	2	(2)	—	—	—
Repurchase of common shares from directors and employees	(3,889,155)	(39)	(44,141)	—	—	(44,180)
Amortization of share based payments	—	—	4,232	—	—	4,232
Excess tax benefit from stock based compensation	—	—	376	—	—	376
Dividends declared	—	—	—	(43,669)	—	(43,669)
Net income	—	—	—	32,868	—	32,868
Net change in fair value of derivatives, net of $586 tax expense	—	—	—	—	30,614	30,614
Net derivative loss reclassified into earnings	—	—	—	—	30,777	30,777
Balance, December 31, 2012	68,639,729	686	1,360,555	180,675	(126,290)	1,415,626
Issuance of common shares to directors and employees	12,796,051	128	205,130	—	—	205,258
Repurchase of common shares from stockholders, directors and employees	(628,805)	(6)	(7,815)	—	—	(7,821)
Amortization of share based payments	—	—	4,569	—	—	4,569
Excess tax benefit from stock based compensation	—	—	(333)	—	—	(333)
Dividends declared	—	—	—	(52,058)	—	(52,058)
Net income	—	—	—	29,781	—	29,781
Net change in fair value of derivatives, net of $482 tax expense	—	—	—	—	17,120	17,120
Net derivative loss reclassified into earnings	—	—	—	—	33,265	33,265
Balance, December 31, 2013	80,806,975	808	1,562,106	158,398	(75,905)	1,645,407
Issuance of common shares to stockholders, directors and employees	354,547	4	(4)	—	—	—
Repurchase of common shares from stockholders, directors and employees	(178,273)	(2)	(2,090)	—	—	(2,092)
Amortization of share based payments	—	—	4,244	—	—	4,244
Excess tax benefit from stock based compensation	—	—	924	—	—	924
Dividends declared	—	—	—	(66,421)	—	(66,421)
Net income	—	—	—	100,828	—	100,828
Net change in fair value of derivatives, net of $828 tax expense	—	—	—	—	2,466	2,466
Net derivative loss reclassified into earnings	—	—	—	—	34,979	34,979
Balance, December 31, 2014	80,983,249	$810	$1,565,180	$192,805	$(38,460)	$1,720,335

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
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure since the balance sheet date of December 31, 2014 through the date on which the consolidated financial statements included in this Form 10-K were issued.
Effective June 1, 2014, the Company adopted the Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) 2014-08 (“ASU 2014-08”), Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This ASU raises the threshold for disposals to qualify as discontinued operations by focusing on strategic shifts that have or will have a major effect on an entity’s operations and financial results. This ASU also allows companies to have significant continuing involvement and continuing cash flows with the disposed component and requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. ASU 2014-08 applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date and should be applied prospectively. Early adoption of the guidance is permitted for new disposals (or new classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The adoption of ASU 2014-08 did not have a material impact on the Company’s consolidated financial statements.
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
Virtually all of our cash and cash equivalents and restricted cash and cash equivalents are held by seven major financial institutions.
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
Impairment of Flight Equipment
We perform a recoverability assessment of all aircraft in our fleet, on an aircraft-by-aircraft basis annually during the third quarter. In addition, a recoverability assessment is performed whenever events or changes in circumstances, or indicators, suggest that the carrying amount or net book value of an asset may not be recoverable. Indicators may include, but are not limited to, a significant lease restructuring or early lease termination, significant change in aircraft model's storage levels, the introduction of newer technology aircraft or engines, an aircraft type is no longer in production or a significant airworthiness directive is issued. When we perform a recoverability assessment, we measure whether the estimated future undiscounted net cash flows expected to be generated by the aircraft exceed its net book value. The undiscounted cash flows consist of cash flows from currently contracted lease rental and maintenance payments, future projected lease rates, transition costs, estimated down time, estimated residual or scrap values for an aircraft, economic conditions and other factors. In the event that an aircraft does not meet the recoverability test, the aircraft will be adjusted to fair value, resulting in an impairment charge. See Note 2. — Fair Value Measurements.
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
Collectability of finance leases is evaluated periodically on an individual customer level. The evaluation of the collectability of the finance leases considers the credit of the lessee and the value of the underlying aircraft. An allowance for credit losses is established if there is evidence that we will be unable to collect all amounts due according to the original contractual terms of the Net investment in finance leases. At December 31, 2014, we had no allowance for credit losses for our Net investment in finance leases.
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
We record monthly maintenance payments by the lessee as accrued maintenance payments liabilities in recognition of our contractual commitment to refund such receipts. In these contracts, we do not recognize such maintenance payments as maintenance revenue during the lease. Reimbursements to the lessee upon the receipt of evidence of qualifying maintenance work are charged against the existing accrued maintenance payments liability. We currently defer maintenance revenue recognition of all monthly maintenance payments collected until the end of the lease, when we are able to determine the amount, if any, by which the monthly maintenance payments received from a lessee exceed costs to be incurred by that lessee in performing heavy maintenance. End of lease term maintenance payments made to us are recognized as maintenance revenue, and end of lease term maintenance payments we make to a lessee are recorded as contra maintenance revenue.
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
At inception of an interest rate derivative designated as a cash flow hedge, we establish the method we will use to assess effectiveness and the method we will use to measure any ineffectiveness. We have three hedges which are designated using the “hypothetical derivative method” for assessment of effectiveness and calculation of ineffectiveness. The hypothetical derivative method involves a comparison of the change in the fair value of the interest rate derivative to the change in the fair value of a hypothetical interest rate derivative with critical terms that reflect the hedged variable-rate debt. The effectiveness of these relationships is assessed by regressing historical changes in the interest rate derivative against historical changes in the hypothetical interest rate derivative. When the change in the interest rate derivative exceeds the change in the hypothetical interest rate derivative, the calculated ineffectiveness is recorded in interest expense on our consolidated statement of income.
All interest rate derivatives are recognized on the balance sheet at their fair value. We determine fair value for our United States dollar-denominated interest rate derivatives by calculating reset rates and discounting cash flows based on cash rates, futures rates and swap rates in effect at the period close. See Note 2 — Fair Value Measurements for more information.
For our interest rate derivatives designated as cash flow hedges, the effective portion of the interest rate derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the interest payments on the debt are recorded in earnings. The ineffective portion of the interest rate derivative is calculated and recorded in interest expense on our consolidated statement of income at each quarter end. For any interest rate derivative not designated as a cash flow hedge, the gain or loss is recognized in other income (expense) - other on our consolidated statement of income.
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
Comprehensive Income
Comprehensive income consists of net income and other gains and losses, net of income taxes, if any, affecting shareholders’ equity that, under US GAAP, are excluded from net income. At December 31, 2013 and 2014, such amount consists of the effective portion of fluctuations in the fair value of derivatives designated as cash flow hedges.
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
The following tables set forth our financial assets and liabilities as of December 31, 2013 and 2014 that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value as of December 31, 2013	Fair Value Measurements at December 31, 2013 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3	Valuation Technique
Assets:
Cash and cash equivalents	$654,613	$654,613	$—	$—	Market
Restricted cash and cash equivalents	122,773	122,773	—	—	Market
Total	$777,386	$777,386	$—	$—

Liabilities:
Derivative liabilities	$39,992	$—	$39,992	$—	Income

	Fair Value as of December 31, 2014	Fair Value Measurements at December 31, 2014 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3	Valuation Technique
Assets:
Cash and cash equivalents	$169,656	$169,656	$—	$—	Market
Restricted cash and cash equivalents	98,884	98,884	—	—	Market
Total	$268,540	$268,540	$—	$—

Liabilities
Derivative liabilities	$2,879	$—	$2,879	$—	Income

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
The following table reflects the activity for the classes of our assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2013 and 2014:

Assets
Debt Investments
Balance as of December 31, 2012	$40,388
Purchases	—
Total gains/(losses), net:
Included in other revenue	1,613
Settlements	(42,001)
Balance as of December 31, 2013	—
Total gains/(losses), net:
Included in other revenue	—
Settlements	—
Balance as of December 31, 2014	—
For the year ended December 31, 2013, we had no transfers into or out of Level 3; however in 2013, we settled the debt investment during the first quarter of 2013. For the year ended December 31, 2014, we had no transfers into or out of Level 3.
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
Annual Fleet-Wide Impairments
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
In the 2014 assessment, we reduced our forecast of future cash flows for certain freighter aircraft to reflect the cumulative effect of increasing supply of such aircraft over the past three years, relative to a modest increase in demand observed in 2014.
More specifically, we determined the cash flows expected to be generated by two of our McDonnell Douglas MD-11 freighter aircraft did not support their carrying values. As a result, we impaired these two aircraft during the third quarter of 2014, which had an aggregate net book value as of June 30, 2014 of $53,777, writing down their book values by a total of $19,515. We also shortened their expected lives from 25 to 21 years and reduced their residual values.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

In addition, for our five Boeing 747-400 production freighters, all of which passed the annual recoverability assessment in 2014, we shortened the expected lives from 35 years to 30 years from the date of manufacture.
For changes we made to our aircraft mentioned above and other adjustments to lives and/or residual values, we estimate an increase in depreciation expense for the year ended December 31, 2015 of approximately $7,757.
Other than the aircraft discussed above, management believes that the net book value of each aircraft is currently supported by the estimated future undiscounted cash flows expected to be generated by that aircraft, and accordingly, no other aircraft were impaired as a consequence of this recoverability assessment. However, if our expectations warrant, we may change our cash flow assumptions and require future impairment charges. While we believe that the estimates and related assumptions used in the recoverability assessment are appropriate, actual results could differ from those estimates.
Other Impairments
In addition to impairment from our fleet wide review, during 2014 we recorded impairment charges of $42,681 on six passenger and one freighter aircraft that were returned to us early as a result of lease terminations or amendments which we refer to as “Transactional Impairments”. We recorded maintenance revenue of $42,490 and other revenue of $515 and reversed lease incentives of $456 related to these aircraft.
We also recorded impairment charges of $30,877 during 2014 related to two 747-400 converted freighter aircraft which we refer to as “Freighters Held for Sale”, and recorded maintenance revenue of $9,137 and other revenue of $183 and reversed lease incentives of $3,626 related to these aircraft. One of these converted freighters was sold in January 2015 and the other is under a consignment contract and is in the process of being parted out.
A summary of Other Impairments for the year ended December 31, 2014 follows:

	Freighters Held for Sale	Transactional Impairments
	(Dollars in thousands)

Impairment Charges	$(30,877)	$(42,681)
Maintenance revenue recorded	9,137	42,490
Lease incentives reversed	3,626	456
Other revenue recorded	183	515
Total	$(17,931)	$780

Following our recoverability assessment during the third quarter of 2013, we impaired six Boeing 747-400 converted freighter aircraft and one Boeing 737-700 aircraft and recorded impairment charges of $88,647 and $8,945, respectively.
In addition, during 2013 we recorded impairment charges of $19,713 on five passenger aircraft that were returned to us early as a result of lease terminations or amendments. We recorded maintenance revenue of $28,178 and other revenue of $1,784 related to these aircraft.

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
The fair values of our securitization which contain third party credit enhancements are estimated using a discounted cash flow analysis, based on our current incremental borrowing rates of borrowing arrangements that do not contain third party credit enhancements. The fair values of our credit facilities, ECA term financings and bank financings are estimated

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

using a discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Notes is estimated using quoted market prices.
The carrying amounts and fair values of our financial instruments at December 31, 2013 and 2014 are as follows:

	December 31, 2013		December 31, 2014
	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)
Securitizations	$(828,871)	$(779,901)	$(391,680)	$(376,752)
Credit Facilities	—	—	(200,000)	(200,000)
ECA term financings	(493,708)	(506,227)	(449,886)	(471,918)
Bank financings	(264,256)	(268,435)	(554,888)	(560,285)
Senior Notes	(2,150,527)	(2,325,965)	(2,200,000)	(2,300,615)
All of our financial instruments are classified as Level 2 with the exception of our senior Notes, which are classified as Level 1.

Note 3. Lease Rental Revenues and Flight Equipment Held for Lease
Minimum future annual lease rentals contracted to be received under our existing operating leases of flight equipment at December 31, 2014 were as follows:

Year Ending December 31,	Amount
2015	691,622
2016	627,726
2017	513,672
2018	416,091
2019	349,364
Thereafter	981,858
Total	$3,580,333

Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Year Ended December 31,
Region	2012	2013	2014
Europe	39%	33%	29%
Asia and Pacific	32%	38%	40%
North America	11%	10%	9%
Middle East and Africa	11%	10%	9%
South America	7%	9%	13%
Total	100%	100%	100%
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
For the year ended December 31, 2014, one customer accounted for 6% of lease rental revenues, and two additional customers accounted for a combined 11% of lease rental revenues. No other customer accounted for more than 5% of lease rental revenues.
The following table sets forth revenue attributable to individual countries representing at least 10% of total revenue (including maintenance revenue) in any year based on each lessee’s principal place of business for the years indicated:

	2012		2013		2014
Country	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Russia(1)	$—	—%	$—	—%	$86,512	11%
United States(2)	$78,493	11%	$74,274	10%	—	—%
China(3)	75,502	11%	—	—%	—	—%
 ______________

(1)
Total revenue attributable to Russia was less than 10% for the twelve months ended December 31, 2012 and 2013. For the twelve months ended December 31, 2014, includes $29,867 of maintenance revenue related to early lease terminations.

(2)	Total revenue attributable to the United States was less than 10% for the twelve months ended December 31, 2014.

(3)	Total revenue attributable to China was less than 10% for the twelve months ended December 31, 2013 and 2014.

Geographic concentration of net book value of flight equipment held for lease was as follows:

	December 31, 2013			December 31, 2014
Region	Number of Aircraft		Net Book Value %	Number of Aircraft		Net Book Value %
Europe	64		30%	65		29%
Asia and Pacific	56		41%	46		40%
North America	19		10%	17		7%
South America	14		7%	13		14%
Middle East and Africa	7		11%	6		10%
Off-lease	2	(1)	1%	1	(2)	—%
Total	162		100%	148		100%
______________

(1)
Consists of two Boeing 747-400 converted freighter aircraft, one of which was subject to a commitment to lease and was delivered to our customer in the first quarter of 2014 and the other is in the process of being parted-out.

(2)	Consists of one Airbus A320-200 aircraft which was subject to a commitment to lease and was delivered to our customer in February 2015.

At December 31, 2013 and 2014, no country represented at least 10% of net book value of flight equipment based on each lessee's principal place of business.
At December 31, 2013 and 2014, the amounts of lease incentive liabilities recorded in maintenance payments on the consolidated balance sheets were $28,611 and 22,833, respectively.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 4. Net Investment in Finance Leases
At December 31, 2014, our net investment in finance leases represents six aircraft leased to three customers in the United States, one aircraft leased to a customer in Canada and one aircraft leased to a customer in Croatia. The following table lists the components of our net investment in finance leases at December 31, 2014:

Amount
Total lease payments to be received	$76,093
Less: Unearned income	(20,731)
Estimated residual values of leased flight equipment (unguaranteed)	51,289
Net investment in finance leases	$106,651

At December 31, 2014, minimum future lease payments on finance leases are as follows:

Year Ending December 31,	Amount
2015	$16,009
2016	16,009
2017	15,024
2018	6,980
2019	6,900
Thereafter	15,171
Total lease payments to be received	$76,093

Note 5. Unconsolidated Equity Method Investment
On December 19, 2013, the Company and an affiliate of Ontario Teachers' Pension Plan ("Teachers' ") formed a joint venture (the "JV"), in which we have a 30% equity interest, to invest in leased aircraft. Teachers' holds more than 9.7% of our outstanding common shares. Accordingly, the formation of the JV and the sale of two A330 aircraft by us to the JV in December 2013 were submitted to, and approved by, our Audit Committee as arm's length related party transactions under our related party policy. During the last half of 2014, we sold two Boeing 777-300ER aircraft and one Embraer E195 aircraft, all of which we had acquired during 2014, to the JV; these transactions were also approved by our Audit Committee as arm's length related party transactions under our related party agreement. The assets and liabilities of this joint venture are off our balance sheet and we record our net investment under the equity method of accounting.
We will source and service these investments and will provide marketing, asset management and administrative services to the joint venture and will be paid market-based fees for those services. The Company is not obligated to source investments for the joint venture or to offer any minimum number of investments to the joint venture, and neither partner is obliged to invest in a specific transaction. While the Company has no obligation to make additional investments in the JV, we have agreed to return to the JV any portion of distributions from the JV which comprise lessee maintenance payments and security deposits, to the extent that the JV must reimburse such maintenance payments or security deposits to the lessee. The Company has recorded a $3,576 guarantee liability which is reflected in Maintenance payments on the balance sheet and a $5,100 guarantee liability which is reflected in Security deposits on the balance sheet.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Investment in joint venture at December 31, 2012	$—
Investment in joint venture	21,070
Earnings from joint venture, net of tax	53
Investment in joint venture at December 31, 2013	21,123
Investment in joint venture	26,050
Earnings from joint venture, net of tax	3,054
Distributions	(3,774)
Investment in joint venture at December 31, 2014	$46,453

Note 6.    Variable Interest Entities
Aircastle consolidates seven VIEs of which it is the primary beneficiary. The operating activities of these VIEs are limited to acquiring, owning, leasing, maintaining, operating and, under certain circumstances, selling the 14 aircraft discussed below.
Securitizations
In connection with Securitization No. 1, two of our subsidiaries, ACS Aircraft Finance Ireland plc (“ACS Ireland”) and ACS Aircraft Finance Bermuda Limited (“ACS Bermuda”) issued Class A-1 notes, and each has fully and unconditionally guaranteed the other's obligations under the notes. In connection with Securitization No. 2, two of our subsidiaries, ACS Aircraft Finance Ireland 2 Limited (“ACS Ireland 2”) and ACS 2007-1 Limited (“ACS Bermuda 2”) issued Class A-1 notes and each has fully and unconditionally guaranteed the other's obligations under the notes. ACS Ireland and ACS Ireland 2 are collectively referred to as the “ACS Ireland VIEs.” In February 2014, we repaid the outstanding amount plus accrued interest and fees due under Securitization No. 1 and ACS Ireland became a wholly owned subsidiary of Aircastle.
Aircastle is the primary beneficiary of ACS Ireland 2, as we have both the power to direct the activities of the VIE that most significantly impact the economic performance of such VIE and we bear the significant risk of loss and participate in gains through Class E-1 Securities. Although Aircastle has not guaranteed the ACS Ireland 2 debt, Aircastle wholly owns the ACS Bermuda 2 which has fully and unconditionally guaranteed the ACS Ireland 2 VIE obligations. The activity that most significantly impacts the economic performance is the leasing of aircraft. Aircastle Advisor (Ireland) Limited (Aircastle's wholly owned subsidiary) is the remarketing servicer and is responsible for the leasing of the aircraft. An Irish charitable trust owns 95% of the common shares of ACS Ireland 2. The Irish charitable trust's risk is limited to its annual dividend of $2. At December 31, 2014, the assets of ACS Ireland 2 include six aircraft transferred into the VIEs at historical cost basis in connection with Securitization No. 2.
The assets of ACS Ireland 2 as of December 31, 2014 are $171,112. The liabilities of ACS Ireland 2, net of $40,351 Class E-1 Securities held by the Company, which is eliminated in consolidation, as of December 31, 2014 are $129,441.
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
The only assets that the Air Knight VIEs have on their books are financing leases that are eliminated in the consolidated financial statements and deferred financing costs. The related aircraft, with a net book value as of December 31, 2014 were

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

$644,132, are included in our flight equipment held for lease. The consolidated debt outstanding of the Air Knight VIEs as of December 31, 2014 is $449,886.

Note 7.    Borrowings from Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured term debt financings were as follows:

	At December 31, 2013	At December 31, 2014
Debt Obligation	Outstanding Borrowings	Outstanding Borrowings	Number of Aircraft	Interest Rate(1)	Final Stated Maturity(2)
Secured Debt Financings:
Securitization No. 1 (3)	$225,034	$—	—	—%	—
Securitization No. 2	603,837	391,680	32	0.47%	06/14/37
ECA Term Financings	493,708	449,886	8	3.02% to 3.96%	12/03/21 to 11/30/24
Bank Financings	264,256	554,888	13	1.16% to 5.09%	09/15/15 to 04/19/25
Total secured debt financings	1,586,835	1,396,454	53
Unsecured Debt Financings:
Senior Notes due 2017	500,000	500,000		6.75%	04/15/17
Senior Notes due 2018 (4)	450,527	—		—%	—
Senior Notes due 2018	400,000	400,000		4.625%	12/05/18
Senior Notes due 2019	500,000	500,000		6.25%	12/01/19
Senior Notes due 2020	300,000	300,000		7.625%	04/15/20
Senior Notes due 2021	—	500,000		5.125%	03/15/21
Revolving Credit Facility (5)	—	200,000		2.414%	03/31/18
Total unsecured debt financings	2,150,527	2,400,000
Total secured and unsecured debt financings	$3,737,362	$3,796,454
 _______________

(1)
Reflects the floating rate in effect at the applicable reset date plus the margin for Securitization No. 2, three of our Bank Financings and our Revolving Credit Facility. All other financings have a fixed rate.

(2)	For Securitization No. 2, all cash flows available after expenses and interest are applied to debt amortization.

(3)
In February 2014, we repaid the outstanding amount plus accrued interest and fees due under Securitization No. 1 and terminated the related interest rate derivative, for a total cash payment of $255,186, with proceeds from our December 2013 issuance of our Senior Note due 2018.

(4)
Proceeds from the issuance of our Senior Notes due 2021 were used to pay-off the balance of our 9.75% Senior Notes due 2018 plus accrued interest of $10,238 and the call premium of $32,835 on April 25, 2015.

The following securitizations structures include liquidity facility commitments described in the table below:

Facility	Liquidity Facility Provider	Available Liquidity		Unused Fee	Interest Rate on any Advances
		December 31, 2013	December 31, 2014
Securitization No. 2	HSH Nordbank AG	65,000	65,000	0.50%	1 M Libor + 0.75

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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Secured Debt Financings:
Securitizations
In February 2014, we repaid the outstanding amount plus accrued interest and fees due under Securitization No. 1 and terminated the related interest rate derivative, for a total cash payment of $255,186 with proceeds from our December 2013 issuance of our Senior Notes due 2018.
ECA Term Financings
We refer to these COFACE-supported financings as “ECA Term Financings”. The borrowings under these financings at December 31, 2014 have a weighted average rate of interest equal to 3.568%.
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
In March 2014, we assumed two floating rate loans totaling $40,809 in connection with the acquisition of two Boeing 737-800 aircraft. During the third quarter of 2014, we converted one of the floating rate loans relating to the Boeing 737-800 aircraft to a fixed rate of 2.27% for the remaining debt term.
We refer to these loan facilities as “Bank Financings”. Our Bank Financings contain, among other customary provisions, a $500,000 minimum net worth covenant and, in some cases, a cross-default to other financings with the same lender. In addition, Aircastle Limited has guaranteed the repayment of the Bank Financings. The borrowings under these financings at December 31, 2014 have a weighted average fixed rate of interest equal to 3.437%.
Unsecured Debt Financings:
Senior Notes due 2021
On March 26, 2014, Aircastle Limited issued $500,000 aggregate principal amount of Senior Notes due 2021 (the "2021 Senior Notes"). The 2021 Senior Notes will mature on March 15, 2021 and bear interest at the rate of 5.125% per annum, payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2014. Interest will accrue on the 2021 Senior Notes from March 26, 2014.
The company may redeem the Senior Notes due 2021 at any time at a redemption price equal to (a) 100% of the principal amount of the notes redeemed, plus accrued and unpaid interest thereon to, but not including, the redemption date and (b) the sum of the present values of the remaining scheduled payments of principal and interest on the notes from the redemption date through the maturity date of the notes (computed using a discount rate equal to the Treasury Rate as of such redemption date plus 50 basis points), plus accrued and unpaid interest to, but not including, the redemption date. In addition, on or before March 17, 2017, we may redeem up to 35% of the aggregate principal amount of the notes issued under the indenture at a redemption price equal to 105.125% plus accrued and unpaid interest thereon, with the net proceeds of certain equity offerings. If the Company undergoes a change of control, it must offer to repurchase the Senior Notes due 2021 at 101% of the principal amount, plus accrued and unpaid interest. The Senior Notes due 2021 are not guaranteed by any of the Company's subsidiaries or any third party.
Proceeds from the issuance were used to pay-off the outstanding amount of our 9.75% Senior Notes due 2018 plus accrued interest of $10,238, and the call premium of $32,835 on April 25, 2014. We also wrote off $3,735 of debt issuance costs associated with the pay-off of the Senior Notes due 2018. Both the call premium and the write-off of debt issuance costs were included in Other income (expense) - Loss on extinguishment of debt on our consolidated statement of income.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Senior Notes due 2022
On January 15, 2015, Aircastle Limited issued $500,000 aggregate principal amount of Senior Notes due 2022 (the "2022 Senior Notes"). The 2022 Senior Notes will mature on February 15, 2022 and bear interest at the rate of 5.50% per annum, payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 2015. Interest will accrue on the 2022 Senior Notes from January 15, 2015.
The company may redeem the Senior Notes due 2022 at any time at a redemption price equal to (a) 100% of the principal amount of the notes redeemed, plus accrued and unpaid interest thereon to, but not including, the redemption date and (b) the sum of the present values of the remaining scheduled payments of principal and interest on the notes from the redemption date through the maturity date of the notes (computed using a discount rate equal to the Treasury Rate as of such redemption date plus 50 basis points), plus accrued and unpaid interest to, but not including, the redemption date. In addition, on or before February 15, 2018, we may redeem up to 35% of the aggregate principal amount of the notes issued under the indenture at a redemption price equal to 105.50% plus accrued and unpaid interest thereon, with the net proceeds of certain equity offerings. If the Company undergoes a change of control, it must offer to repurchase the Senior Notes due 2021 at 101% of the principal amount, plus accrued and unpaid interest. The Senior Notes due 2021 are not guaranteed by any of the Company's subsidiaries or any third party.
Proceeds from the issuance were used to pay-off our Revolving Credit Facility and for general corporate purposes.
Revolving Credit Facility
On March 31, 2014, we amended and restructured our existing $335,000 Revolving Credit Facility. The Revolving Credit Facility was increased to $450,000, has a term of four years and is scheduled to expire in March 2018. At December 31, 2014, we had drawn down $200,000 on the facility.
On January 26, 2015, we increased the size of our Revolving Credit Facility from $450,000 to $600,000.
Maturities of the secured and unsecured debt financings over the next five years and thereafter are as follows:

2015	$278,060
2016	222,410
2017	742,194
2018	714,056
2019	598,314
Thereafter	1,247,357
Total	$3,802,391	(1)
 ______________

(1) Included in the above table are forecasted principal payments for Securitization No. 2. These forecasted payments are based on excess cash flows available from forecasted lease rentals, net maintenance funding (which is forecasted to be neutral after the first 12 months) and proceeds from asset dispositions after the payment of forecasted operating expenses and interest payments.
As of December 31, 2014, we are in compliance with all applicable covenants in our financings.

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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

On March 14, 2014 (the “effective date”), the Board of Directors adopted the Aircastle Limited 2014 Omnibus Incentive Plan (the “2014 Plan”). The “2014 Plan” was approved by shareholders at the Company’s 2014 Annual General Meeting of Shareholders on May 22, 2014. The 2014 Plan replaced the 2005 Plan.

The purposes of the 2014 Plan are to provide an additional incentive to selected officers, employees, non-employee directors, independent contractors, and consultants of the Company or its affiliates whose contributions are essential to the growth and success of the business of the Company and its affiliates, to strengthen the commitment of such persons to the Company and its affiliates, motivate such persons to faithfully and diligently perform their responsibilities and attract and retain competent and dedicated persons whose efforts will result in the long-term growth and profitability of the Company and its affiliates. To accomplish such purposes, the 2014 Plan provides that the Company may grant options, share appreciation rights, restricted shares, restricted share units, share bonuses, other share-based awards, cash awards or any combination of the foregoing. The 2014 Plan provides that grantees of restricted common shares will have all of the rights of shareholders, including the right to receive dividends, other than the right to sell, transfer, assign or otherwise dispose of the shares until the lapse of the restricted period. Generally, the restricted common shares vest over three or five year periods based on continued service and are being expensed on a straight line basis over the requisite service period of the awards. The terms of the grants provide for accelerated vesting under certain circumstances, including termination without cause following a change of control.

The maximum number of Common Shares reserved for issuance under the 2014 Plan is 2,500,000 Common Shares, which includes 713,540 Common Shares remaining under the 2005 Plan which became available for reuse following the adoption of the 2014 Plan. Awards outstanding under the 2005 Plan in the amount of 572,977 will continue to vest subject to the terms and conditions of the 2005 Plan and the applicable awards agreements which are included in the below table.

A summary of the fair value of non-vested shares for the years ended December 31, 2012, 2013 and 2014 is as follows:

Non vested Shares	Shares (in 000’s)	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2012	942.8	$10.44
Granted	241.0	13.26
Canceled	(110.8)	10.56
Vested	(511.8)	10.28
Non-vested at December 31, 2012	561.2	12.21
Granted	457.5	13.98
Canceled	(1.5)	13.11
Vested	(322.5)	11.96
Non-vested at December 31, 2013	694.7	13.49
Granted	341.1	18.80
Canceled	(69.1)	15.89
Vested	(345.4)	13.47
Non-vested at December 31, 2014	621.3	$16.15
The fair value of the restricted common shares granted in 2012, 2013 and 2014 were determined based upon the market price of the shares at the grant date.
The total unrecognized compensation cost, adjusted for estimated forfeitures, related to all non-vested shares as of December 31, 2014, in the amount of $6,035, is expected to be recognized over a weighted average period of 2.53 years.
On October 31, 2014, our Board of Directors authorized the repurchase of $100,000 of the Company's common shares.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

On February 18, 2015, the Company, Marubeni and a subsidiary of Marubeni entered into an amendment and restatement of the Shareholder Agreement, which (1) modified the terms of the Shareholder Agreement to immediately permit acquisitions by Marubeni and its affiliates of voting securities of the Company in the secondary market pursuant to a Rule 10b5-1 plan that would result in Marubeni and its affiliates collectively holding more than 21.0% but no more than 27.5% of the voting power of the Company and (2) extended the term of the standstill provision of the Shareholder Agreement by 18 months to January 2025.

Note 9.    Dividends
The following table sets forth the quarterly dividends declared by our Board of Directors for the three years ended December 31, 2014:

Declaration Date	Dividend per Common Share	Aggregate Dividend Amount	Record Date	Payment Date
February 17, 2012	$0.150	$10,865	February 29, 2012	March 15, 2012
May 2, 2012	$0.150	$10,847	May 31, 2012	June 15, 2012
August 1, 2012	$0.150	$10,464	August 31, 2012	September 14, 2012
November 5, 2012	$0.165	$11,493	November 30, 2012	December 14, 2012
February 18, 2013	$0.165	$11,268	March 4, 2013	March 15, 2013
May 1, 2013	$0.165	$11,297	May 31, 2013	June 14, 2013
August 2, 2013	$0.165	$13,330	August 30, 2013	September 13, 2013
October 29, 2013	$0.200	$16,163	November 29, 2013	December 13, 2013
February 21, 2014	$0.200	$16,201	March 7, 2014	March 14, 2014
May 5, 2014	$0.200	$16,202	May 30, 2014	June 13, 2014
July 28, 2014	$0.200	$16,201	August 29, 2014	September 12, 2014
October 31, 2014	$0.220	$17,817	November 28, 2014	December 15, 2014

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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2012	2013	2014
Weighted-average shares:
Common shares outstanding	70,716,963	73,652,996	80,389,349
Restricted common shares	587,813	593,616	588,077
Total weighted-average shares	71,304,776	74,246,612	80,977,426

	Year Ended December 31,
	2012	2013	2014
Percentage of weighted-average shares:
Common shares outstanding	99.18%	99.20%	99.27%
Restricted common shares	0.82%	0.80%	0.73%
Total	100.00%	100.00%	100.00%
The calculations of both basic and diluted earnings per share for the years ended December 31, 2012, 2013 and 2014 are as follows:

	Year Ended December 31,
	2012		2013		2014
Earnings per common share — Basic:
Income from continuing operations	32,868		$29,781		$100,828
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(271)		(238)		(732)
Income from continuing operations available to common shareholders — Basic	$32,597		$29,543		$100,096

Weighted-average common shares outstanding — Basic	70,716,963		73,652,996		80,389,349

Net income per common share — Basic	0.46		$0.40		$1.25

Earnings per common share — Diluted:
Income from continuing operations	32,868		$29,781		$100,828
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(271)		(238)		(732)
Income from continuing operations available to common shareholders — Diluted	$32,597		$29,543		$100,096

Weighted-average common shares outstanding — Basic	70,716,963		73,652,996		80,389,349
Effect of diluted shares	—	(b)	—	(b)	—	(b)
Weighted-average common shares outstanding — Diluted	70,716,963		73,652,996		80,389,349

Net income per common share — Diluted	0.46		$0.40		$1.25
 _____________

(a)
For the years ended December 31, 2012, 2013 and 2014, distributed and undistributed earnings to restricted shares is 0.82%, 0.80% and 0.73%, respectively, of net income. The amount of restricted share forfeitures for all periods present is immaterial to the allocation of distributed and undistributed earnings.

(b)	For the years ended December 31, 2012, 2013 and 2014, we have no dilutive shares.

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
The sources of income from continuing operations before income taxes and earnings of unconsolidated equity method investment for the years ended December 31, 2012, 2013 and 2014 were as follows:

	Year Ended December 31,
	2012	2013	2014
U.S. operations	$2,016	$2,730	$2,047
Non-U.S. operations	38,697	36,213	109,590
Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	$40,713	$38,943	$111,637

The components of the income tax provision from continuing operations for the year ended December 31, 2012,
2013 and 2014 consisted of the following:

	Year Ended December 31,
	2012	2013	2014
Current:
United States:
Federal	$148	$1,742	$1,571
State	131	515	390
Non-U.S	738	2,542	9,040
Current income tax provision	1,017	4,799	11,001
Deferred:
United States:
Federal	2,201	963	2,335
State	409	386	932
Non-U.S	4,218	3,067	(405)
Deferred income tax provision (benefit)	6,828	4,416	2,862
Total	$7,845	$9,215	$13,863
Significant components of the Company’s deferred tax assets and liabilities at December 31, 2012, 2013 and 2014 consisted of the following:

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2012	2013	2014
Deferred tax assets:
Non-cash share based payments	$1,180	$1,139	$1,106
Net operating loss carry forwards	19,427	23,137	42,900
Interest rate derivatives	1,345	863	35
Other	255	356	340
Total deferred tax assets	22,207	25,495	44,381
Deferred tax liabilities:
Accelerated depreciation	(46,551)	(56,312)	(79,360)
Other	(1,666)	(1,143)	(1,795)
Total deferred tax liabilities	(48,217)	(57,455)	(81,155)
Net deferred tax liabilities	$(26,010)	$(31,960)	$(36,774)
The Company had approximately $17,820 of net operating loss (“NOL”) carry forwards available at December 31, 2014 to offset future taxable income subject to U.S. graduated tax rates. If not utilized, these carry forwards expire between 2029 through 2034. The Company also had NOL carry forwards of $502,454 with no expiration date to offset future Irish, Mauritius and Singapore taxable income. Deferred tax assets and liabilities are included in other assets and accounts payable and accrued liabilities, respectively, in the accompanying consolidated balance sheets.
We do not expect to incur income taxes on future distributions of undistributed earnings of non-U.S. subsidiaries and, accordingly, no deferred income taxes have been provided for the distributions of such earnings. As of December 31, 2014 we have elected to permanently reinvest our accumulated undistributed U.S. earnings of $11,082. Accordingly, no U.S. withholding taxes have been provided. Withholding tax of $3,325 would be due if such earnings were remitted.
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
Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income from continuing operations at December 31, 2012, 2013 and 2014 consisted of the following:

	Year Ended December 31,
	2012	2013	2014
Notional U.S. federal income tax expense at the statutory rate:	$14,250	$13,630	$39,073
U.S. state and local income tax, net	140	195	189
Non-U.S. operations:
Bermuda	2,764	4,749	(12,424)
Ireland	(5,368)	(5,514)	(4,732)
Singapore	(21)	(597)	(5,529)
Other low tax jurisdictions	(4,168)	(3,608)	(2,890)
Non-deductible expenses in the U.S.	281	447	644
Other	(33)	(87)	(468)
Provision for income taxes	$7,845	$9,215	$13,863

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

Note 12.    Interest, Net
The following table shows the components of interest, net for the years ended December 31, 2012, 2013 and 2014:

	Year Ended December 31,
	2012	2013	2014
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$178,601	$196,176	$189,135
Hedge ineffectiveness (gains) losses	2,893	371	738
Amortization of interest rate derivatives related to deferred losses	30,777	33,265	34,979
Amortization of deferred financing fees	12,449	14,719	13,961
Interest Expense	224,720	244,531	238,813
Less interest income	(597)	(774)	(435)
Less capitalized interest	(1,315)	—	—
Interest, net	$222,808	$243,757	$238,378

Note 13.    Commitments and Contingencies
Rent expense, primarily for the corporate office and sales and marketing facilities, was approximately $955, $1,236 and $1,150 for the years ended December 31, 2012, 2013 and 2014, respectively.
As of December 31, 2014, Aircastle is obligated under non-cancelable operating leases relating principally to office facilities in Stamford, Connecticut; Dublin, Ireland; and Singapore for future minimum lease payments as follows:

December 31,	Amount
2015	1,108
2016	933
2017	736
2018	750
2019	765
Thereafter	2,381
Total	$6,673
At December 31, 2014, we had commitments to acquire 16 aircraft in 2015 for $686,040, including four 777-300ER aircraft which were part of our previously announced purchase/lease-back transaction with LATAM. Our commitment to acquire the LATAM 777 aircraft expired in January 2015, as the airline was unable to economically unwind its existing

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

financings for these aircraft. As of February 6, 2015, after taking into account two aircraft acquisitions for $119,000 thus far in 2015, we now have commitments to acquire 11 aircraft for $298,800 that we expect to complete by June 30, 2015.

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
We held the following interest rate derivatives as of December 31, 2014:

	Derivative Liabilities
Hedged Item	Current Notional Amount	Effective Date	Maturity Date	Future Maximum Notional Amount	Floating Rate	Fixed Rate	Balance Sheet Location	Fair Value
Interest rate derivatives designated as cash flow hedges:

Securitization No. 2	$199,671	Jun-12	Jun-17	$199,671	1M LIBOR	1.26% to 1.28%	Fair value of derivative liabilities	$1,607
Total interest rate derivatives designated as cash flow hedges	199,671			199,671				1,607

Interest rate derivatives not designated as cash flow hedges:

Securitization No. 2	164,018	Jun-12	Jun-17	164,018	1M LIBOR	1.26%	Fair value of derivative liabilities	1,272
Total interest rate derivatives not designated as cash flow hedges	164,018			164,018				1,272

Total interest rate derivative liabilities	$363,689			$363,689				$2,879

One of the interest rate derivatives hedging Securitization No. 2. was de-designated on November 30, 2014. The effective portion of the loss of $1,719 remained in other comprehensive loss on our consolidated balance sheet and will amortize into interest expense using the effective interest method. The change in fair value as of November 30, 2014 will be recorded in other income (expense) on our consolidated statement of income.
For the year ended December 31, 2014, the amount of effective deferred loss reclassified from OCI into interest expense related to our undesignated active interest rate derivative is $90. The amount of effective deferred loss expected to be reclassified from OCI into interest expense over the next twelve months related to our undesignated active interest rate derivative is $900.
For the year ended December 31, 2014, the amount of effective deferred loss reclassified from OCI into interest expense related to our designated active interest rate derivative was $548.
The weighted average interest pay rates of these derivatives at December 31, 2012, 2013 and 2014 were 2.91%, 3.03% and 1.27%, respectively.
For the year ended December 31, 2014, the amount of loss reclassified from accumulated other comprehensive income (“OCI”) into interest expense related to net interest settlements on active interest rate derivatives was $6,262. The amount

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

of loss expected to be reclassified from OCI into interest expense over the next 12 months related to net interest settlements on active interest rate derivatives is $2,960.
Our interest rate derivatives involve counterparty credit risk. As of December 31, 2014, our interest rate derivatives are held with the following counterparties: JP Morgan Chase Bank NA and Wells Fargo Bank NA. Both of our counterparties or guarantors of these counterparties are considered investment grade (senior unsecured ratings of Aa3 or above) by Moody’s Investors Service. Both are also considered investment grade (long-term foreign issuer ratings of AA- or above) by Standard and Poor’s. We do not anticipate that any of these counterparties will fail to meet their obligations.
In addition to the derivative liability above, another component of the fair value of our interest rate derivatives is accrued interest. As of December 31, 2014, accrued interest payable included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheet was $149 related to interest rate derivatives designated as cash flow hedges and $121 related to interest rate derivatives not designated as cash flow hedges.
Following is the effect of interest rate derivatives on the statement of financial performance for the year ended December 31, 2014:

Effective Portion				Ineffective Portion
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative(a)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income(b)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative(c)
Interest rate derivatives	$(3,683)	Interest expense	$(41,128)	Interest expense	$(740)
 ______________

(a)
This represents the change in fair market value of our interest rate derivatives since year end, net of taxes, offset by the amount of actual cash paid related to the net settlements of the interest rate derivatives for each of the twelve months ended December 31, 2014.

(b)
This represents the amount of actual cash paid, net of taxes, related to the net settlements of the interest rate derivatives for each of the twelve months ended December 31, 2014 plus any effective amortization of net deferred interest rate derivative losses.

(c)	This represents both realized and unrealized ineffectiveness incurred during the twelve months ended December 31, 2014.

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain or (Loss) Recognized in Income On Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate derivatives	Other income (expense)	$1,130

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
For the year ended December 31, 2014, the amount of deferred net loss (including $78 of accelerated amortization driven by aircraft sales in 2014) reclassified from OCI into interest expense related to our terminated interest rate derivatives was $34,341. The amount of deferred net loss expected to be reclassified from OCI into interest expense over the next 12 months related to our terminated interest rate derivatives is $23,414, of which $5,567 relates to Term Financing No. 1 interest rate derivatives, $10,940 relates to Securitization No. 1 interest rate derivatives, $5,657 relates to ECA Term Financings for New A330 Aircraft, and $1,250 relates to other financings.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table summarizes amounts charged directly to the consolidated statement of income for the years ended December 31, 2012, 2013, and 2014 related to our interest rate derivative contracts:

	Year Ended December 31,
	2012	2013	2014
Interest Expense:
Hedge ineffectiveness losses	2,893	$371	$738
Amortization:
Accelerated amortization of deferred losses (gains)(1)	—	2,931	(78)
Amortization of loss of designated interest rate derivative	101	1,590	548
Amortization of loss on undesignated interest rate derivative	—	—	90
Amortization of deferred losses	30,676	28,744	34,419
Total Amortization	30,777	33,265	34,979
Total charged to interest expense	$33,670	$33,636	$35,717

Other Income (Expense) - Other:
Mark to market gains on undesignated interest rate derivatives	597	$4,754	$1,130
Total charged to other income (expense) - other	$597	$4,754	$1,130
 _____________

(1)
For the year ended December 31, 2013, includes accelerated amortization of deferred hedge losses related to two aircraft sold in June 2013. For the year ended December 31, 2014, includes accelerated amortization of deferred hedge gains related to the sale of aircraft.

Note 15.    Other Assets
The following table describes the principal components of other assets on our consolidated balance sheet as of:

	December 31,
	2013	2014
Deferred debt issuance costs, net of amortization of $61,104 and $53,094, respectively	52,464	51,867
Deferred federal income tax asset	1,218	567
Lease incentives and lease premiums, net of amortization of $41,136 and $26,477, respectively	72,181	75,587
Flight equipment held for sale	9,474	7,455
Other assets	18,639	21,841
Total other assets	$153,976	$157,317

Note 16.    Accounts Payable, Accrued Expenses and Other Liabilities
The following table describes the principal components of accounts payable, accrued expenses and other liabilities recorded on our consolidated balance sheet as of:

	December 31,
	2013	2014
Accounts payable and accrued expenses	$30,204	$40,765
Deferred federal income tax liability	33,178	37,340
Accrued interest payable	39,213	27,795
Lease discounts, net of amortization of $6,458 and $9,247 respectively	9,066	32,084
Total accounts payable, accrued expenses and other liabilities	$111,661	$137,984

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 17. Accumulated Other Comprehensive Loss
The following table describes the principal components of accumulated other comprehensive loss recorded on our consolidated balance sheet as of:

Changes in accumulated other comprehensive loss by component(a)	Twelve Months Ended December 31,
	2013	2014

Beginning balance	$(126,290)	$(75,905)

Amount recognized in other comprehensive loss on derivatives, net of tax benefit of $4 and tax expense of $718, respectively	(479)	(3,683)
Amounts reclassified from accumulated other comprehensive loss into income, net of tax expense of $486 and $110, respectively	50,864	41,128
Net current period other comprehensive income	50,385	37,445

Ending balance	$(75,905)	$(38,460)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

Reclassifications from accumulated other comprehensive loss(a)	Twelve Months Ended December 31,
	2013	2014

Losses on cash flow hedges
Amount of effective amortization of net deferred interest rate derivative losses(b)	$33,265	$34,979
Effective amount of net settlements of interest rate derivatives, net of tax expense of $486 and $110, respectively(b)	17,599	6,149
Amount of loss reclassified from accumulated other comprehensive loss into income(c)	$50,864	$41,128

(a) All amounts are net of tax.
(b) Included in interest expense.
(c) This represents the effective amounts of actual cash paid related to the net settlements of the interest rate derivatives plus any effective amortization of net deferred interest rate derivative losses (see Note 14. - Derivatives).

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 18.    Quarterly Financial Data (Unaudited)
Quarterly results of our operations for the years ended December 31, 2013 and 2014 are summarized below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Revenues	$176,189	$170,378	$170,090	$191,988
Net income (loss)	$23,064	$32,854	$(74,558)	$48,421
Basic earnings (loss) per share:
Net income (loss)	$0.34	$0.48	$(0.95)	$0.60
Diluted earnings per share:
Net income (loss)	$0.34	$0.48	$(0.95)	$0.60

2014
Revenues	$176,603	$226,146	$177,596	$238,257
Net income (loss)	$5,777	$3,136	$19,151	$72,764
Basic earnings per share:
Net income (loss)	$0.07	$0.04	$0.24	$0.90
Diluted earnings per share:
Net income (loss)	$0.07	$0.04	$0.24	$0.90
The sum of the quarterly earnings per share amounts may not equal the annual amount reported since per share amounts are computed independently for each period presented.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Aircastle Limited has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 19, 2015

Aircastle Limited
By:	/s/ Ron Wainshal
Ron Wainshal
Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Aircastle Limited and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Ron Wainshal	Chief Executive Officer and Director	February 19, 2015
Ron Wainshal

/s/ Michael Inglese	Chief Financial Officer	February 19, 2015
Michael Inglese

/s/ Aaron Dahlke	Chief Accounting Officer	February 19, 2015
Aaron Dahlke

/s/ Peter V. Ueberroth	Chairman of the Board	February 19, 2015
Peter V. Ueberroth

/s/ Ronald W. Allen	Director	February 19, 2015
Ronald W. Allen

/s/ Giovanni Bisignani	Director	February 19, 2015
Giovanni Bisignani

/s/ Michael J. Cave	Director	February 19, 2015
Michael J. Cave

/s/ Douglas A. Hacker	Director	February 19, 2015
Douglas A. Hacker

/s/ Masumi Kakinoki	Director	February 19, 2015
Masumi Kakinoki

/s/ Ryusuke Konto	Director	February 19, 2015
Ryusuke Konto

/s/ Ronald L. Merriman	Director	February 19, 2015
Ronald L. Merriman

/s/ Agnes Mura	Director	February 19, 2015
Agnes Mura

/s/ Charles W. Pollard	Director	February 19, 2015
Charles W. Pollard

/s/ Gentaro Toya	Director	February 19, 2015
Gentaro Toya

S - 1