Form 10-Q
period 2015-03-31
Aircastle LTD
filed 2015-05-06
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________
FORM 10-Q
 _______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☑
As of April 30, 2015, there were 81,181,133 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries
Form 10-Q

PART I. — FINANCIAL INFORMATION
Item 1.        Financial Statements
Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31, 2014	March 31, 2015
		(Unaudited)
ASSETS
Cash and cash equivalents	$169,656	$329,992
Accounts receivable	3,334	2,386
Restricted cash and cash equivalents	98,884	86,961
Restricted liquidity facility collateral	65,000	65,000
Flight equipment held for lease, net of accumulated depreciation of $1,294,063 and $1,362,647	5,579,718	5,712,950
Net investment in finance leases	106,651	104,377
Unconsolidated equity method investment	46,453	47,842
Other assets	157,317	174,858
Total assets	$6,227,013	$6,524,366

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings	$1,396,454	$1,343,237
Borrowings from unsecured financings	2,400,000	2,700,000
Accounts payable, accrued expenses and other liabilities	140,863	157,175
Lease rentals received in advance	53,216	53,300
Liquidity facility	65,000	65,000
Security deposits	117,689	107,016
Maintenance payments	333,456	345,086
Total liabilities	4,506,678	4,770,814

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 250,000,000 shares authorized, 80,983,249 shares issued and outstanding at December 31, 2014; and 81,181,133 shares issued and outstanding at March 31, 2015	810	812
Additional paid-in capital	1,565,180	1,564,881
Retained earnings	192,805	218,214
Accumulated other comprehensive loss	(38,460)	(30,355)
Total shareholders’ equity	1,720,335	1,753,552
Total liabilities and shareholders’ equity	$6,227,013	$6,524,366

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2014	2015
Revenues:
Lease rental revenue	$174,335	$177,146
Finance lease revenue	3,987	1,607
Amortization of lease premiums, discounts and lease incentives	(6,591)	(3,824)
Maintenance revenue	3,042	18,073
Total lease revenue	174,773	193,002
Other revenue	1,830	1,294
Total revenues	176,603	194,296

Operating expenses:
Depreciation	73,927	74,846
Interest, net	64,263	62,131
Selling, general and administrative (including non-cash share based payment expense of $990 and $1,170 for the three months ended March 31, 2014 and 2015, respectively)	13,944	13,932
Impairment of Aircraft	18,263	—
Maintenance and other costs	1,863	2,943
Total expenses	172,260	153,852

Other income (expense):
Gain on sale of flight equipment	1,110	6,253
Other	757	(6)
Total other income (expense)	1,867	6,247

Income from continuing operations before income taxes	6,210	46,691
Income tax provision	883	4,863
Earnings of unconsolidated equity method investment, net of tax	450	1,441
Net income	$5,777	$43,269

Earnings per common share — Basic:
Net income per share	$0.07	$0.53

Earnings per common share — Diluted:
Net income per share	$0.07	$0.53

Dividends declared per share	$0.200	$0.220

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2015

Net income	$5,777	$43,269
Other comprehensive income, net of tax:
Net change in fair value of derivatives, net of tax expense of $804 and tax benefit of $3 for the three months ended March 31, 2014 and 2015, respectively	370	(128)
Net derivative loss reclassified into earnings	9,327	8,233
Other comprehensive income	9,697	8,105
Total comprehensive income	$15,474	$51,374

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2015
Cash flows from operating activities:
Net income (loss)	$5,777	$43,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	73,927	74,846
Amortization of deferred financing costs	3,420	3,699
Amortization of net lease discounts and lease incentives	6,591	3,824
Deferred income taxes	1,347	2,110
Non-cash share based payment expense	990	1,170
Cash flow hedges reclassified into earnings	9,327	8,233
Security deposits and maintenance payments included in earnings	(14,786)	(4,481)
Gain on sale of flight equipment	(1,110)	(6,253)
Impairment of aircraft	18,263	—
Other	(2,162)	209
Changes in certain assets and liabilities:
Accounts receivable	(1,496)	948
Other assets	(1,171)	(7,176)
Accounts payable, accrued expenses and other liabilities	2,907	12,874
Lease rentals received in advance	1,167	(344)
Net cash provided by operating activities	102,991	132,928
Cash flows from investing activities:
Acquisition and improvement of flight equipment and lease incentives	(663,038)	(264,271)
Proceeds from sale of flight equipment	28,018	50,525
Aircraft purchase deposits and progress payments	3,280	(1,250)
Collections on finance leases	2,773	2,274
Other	(19)	(372)
Net cash used in investing activities	(628,986)	(213,094)
Cash flows from financing activities:
Issuance of shares net of repurchases	(2,091)	(1,960)
Proceeds from notes and term debt financings	803,200	500,000
Securitization and term debt financing repayments	(287,778)	(253,681)
Deferred financing costs	(14,755)	(8,971)
Restricted liquidity facility collateral	42,000	—
Liquidity facility	(42,000)	—
Restricted cash and cash equivalents related to financing activities	20,310	11,923
Security deposits and maintenance payments received	41,901	33,365
Security deposits and maintenance payments returned	(25,681)	(22,314)
Payments for terminated cash flow hedges	(33,427)	—
Dividends paid	(16,201)	(17,860)
Net cash provided by financing activities	485,478	240,502
Net increase (decrease) in cash and cash equivalents	(40,517)	160,336
Cash and cash equivalents at beginning of period	654,613	169,656
Cash and cash equivalents at end of period	$614,096	$329,992
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$36,089	$23,858
Cash paid for income taxes	$1,467	$2,662
Supplemental disclosures of non-cash investing activities:
Purchase deposits, advance lease rentals, security deposits and maintenance payments assumed in asset acquisitions	$1,522	$3,050
Term debt financings assumed in asset acquisitions	$39,061	$—
Advance lease rentals, security deposits, and maintenance payments settled in sale of flight equipment	$3,655	$11,162

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2015

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
The accompanying consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting and, in our opinion, reflect all adjustments, including normal recurring items, which are necessary to present fairly the results for interim periods. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with US GAAP have been omitted in accordance with the rules and regulations of the SEC; however, we believe that the disclosures are adequate to make information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure since the balance sheet date of March 31, 2015 through the date on which the consolidated financial statements included in this Form 10-Q were issued.
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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2015

We anticipate that the final standard may have an effective date no earlier than 2018. We believe that when and if the proposed guidance becomes effective, it will not have a material impact on the Company’s consolidated financial statements.
On May 28, 2014, the FASB and the International Accounting Standards Board (the “IASB”) (collectively, the Boards), jointly issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Lease contracts within the scope of ASC 840, Leases, are specifically excluded from ASU No. 2014-09. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. The standard is effective for public entities beginning after December 15, 2017. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. The Company is currently evaluating the impacts of adoption and the implementation approach to be used.
On August 27, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40). The standard requires management of public companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management should evaluate whether there are conditions or events, considered in the aggregate, that raises substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued, when applicable). The standard is effective for annual periods ending after December 15, 2016 and interim periods thereafter, and early adoption is permitted. We are currently evaluating the effect of the ASU on our consolidated financial statements and related disclosures.
On April 7, 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The guidance in the new standard is limited to the presentation of debt issuance costs and does not affect the recognition and measurement of debt issuance costs. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. We are currently evaluating the effect of the ASU on our consolidated financial statements and related disclosures.

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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2015

The following tables set forth our financial assets and liabilities as of December 31, 2014 and March 31, 2015 that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

		Fair Value Measurements at December 31, 2014 Using Fair Value Hierarchy
	Fair Value as of December 31, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$169,656	$169,656	$—	$—	Market
Restricted cash and cash equivalents	98,884	98,884	—	—	Market
Total	$268,540	$268,540	$—	$—

Liabilities:
Derivative liabilities	$2,879	$—	$2,879	$—	Income

		Fair Value Measurements at March 31, 2015 Using Fair Value Hierarchy
	Fair Value as of March 31, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$329,992	$329,992	$—	$—	Market
Restricted cash and cash equivalents	86,961	86,961	—	—	Market
Total	$416,953	$416,953	$—	$—

Liabilities:
Derivative liabilities	$3,121	$—	$3,121	$—	Income

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
For the three months ended March 31, 2014 and 2015, we had no transfers into or out of Level 3.
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
March 31, 2015

which uses Level 3 inputs, which include the Company’s assumptions and appraisal data as to future cash proceeds from leasing and selling aircraft.

Aircraft Valuation
During the first quarter of 2014, we impaired two aircraft, one Boeing 737-400, which was returned to us as scheduled by the lessee, and one Boeing 747-400 converted freighter, for which we agreed to an early lease termination with our customer which we refer to as “Transactional Impairments.” For these two aircraft, we recorded impairment charges totaling $18,263 and recorded maintenance revenue of $17,176 during the three months ended March 31, 2014.
During the first quarter of 2015, we did not incur any impairment charges.

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
 The carrying amounts and fair values of our financial instruments at December 31, 2014 and March 31, 2015 are as follows:

	December 31, 2014		March 31, 2015
	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)
Securitization	$(391,680)	$(376,752)	$(361,011)	$(347,596)
Credit Facilities	(200,000)	(200,000)	—	—
ECA term financings	(449,886)	(471,918)	(438,673)	(463,800)
Bank financings	(554,888)	(560,285)	(543,553)	(551,017)
Senior Notes	(2,200,000)	(2,300,615)	(2,700,000)	(2,913,534)
All of our financial instruments are classified as Level 2 with the exception of our Senior Notes, which are classified as Level 1.

Note 3. Lease Rental Revenues and Flight Equipment Held for Lease
Minimum future annual lease rentals contracted to be received under our existing operating leases of flight equipment at March 31, 2015 were as follows:

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2015

Year Ending December 31,	Amount
Remainder of 2015	$527,280
2016	644,305
2017	543,005
2018	446,092
2019	378,953
Thereafter	1,139,065
Total	$3,678,700

Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended March 31,
Region	2014	2015
Asia and Pacific	42%	42%
Europe	29%	29%
South America	9%	14%
Middle East and Africa	10%	9%
North America	10%	6%
Total	100%	100%

The classification of regions in the tables above and in the table and discussion below is determined based on the principal location of the lessee of each aircraft.
For the three months ended March 31, 2014, one customer accounted for 6% of lease rental revenue. No other customer accounted for more than 5% of lease rental revenue.
For the three months ended March 31, 2015, one customer accounted for 7% of lease rental revenue. No other customer accounted for more than 5% of lease rental revenue.
The following table sets forth revenue attributable to individual countries representing at least 10% of total revenue based on each lessee’s principal place of business:

	Three Months Ended March 31,
	2014			2015
Country	Revenue	Percent of Total Revenue	Number of Lessees	Revenue	Percent of Total Revenue	Number of Lessees
Netherlands(1)	$—	—%	—	$22,947	12%	1
China(2)	21,601	12%	4	—	—%	—

(1) Total revenue was less than 10% for the three months ended March 31, 2014. Total revenue for the three months ended March 31, 2015 includes $13,186 of maintenance revenue related to a lease termination.
(2) Total revenue for the three months ended March 31, 2014 includes $11,264 of maintenance revenue related to a lease termination. Total revenue was less than 10% for the three months ended March 31, 2015.

Geographic concentration of net book value of flight equipment (includes net book value of flight equipment held for lease and net investment in finance leases) was as follows:

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2015

	December 31, 2014			March 31, 2015
Region	Number of Aircraft		Net Book Value %	Number of Aircraft		Net Book Value %
Asia and Pacific	46		40%	44		39%
Europe	65		29%	65		28%
South America	13		14%	15		15%
Middle East and Africa	6		10%	6		9%
North America	17		7%	17		7%
Off-lease	1	(1)	—%	5	(2)	2%
Total	148		100%	152		100%

_______________

(1)	Consisted of one Airbus A320-200 aircraft which was subject to a commitment to lease and was delivered to our customer in February 2015.

(2)	Consisted of five 737-800 aircraft, all of which are all subject to lease commitments and are expected to be delivered to customers during the second quarter of 2015.

At December 31, 2014 and March 31, 2015, no country represented at least 10% of net book value of flight equipment based on each lessee’s principal place of business.
 At December 31, 2014 and March 31, 2015, the amounts of lease incentive liabilities recorded in maintenance payments on the consolidated balance sheets were $22,833 and $24,944, respectively.

Note 4. Net Investment in Finance Leases
At March 31, 2015, our net investment in finance leases represents six aircraft leased to three customers in the United States, one aircraft leased to a customer in Canada and one aircraft leased to a customer in Croatia. The following table lists the components of our net investment in finance leases at March 31, 2015:

Amount
Total lease payments to be received	$72,212
Less: Unearned income	(19,124)
Estimated residual values of leased flight equipment (unguaranteed)	51,289
Net investment in finance leases	$104,377

At March 31, 2015, minimum future lease payments on finance leases are as follows:

Year Ending December 31,	Amount
Remainder of 2015	$12,128
2016	16,009
2017	15,024
2018	6,980
2019	6,900
Thereafter	15,171
Total	$72,212

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2015

Note 5. Unconsolidated Equity Method Investment
On December 19, 2013, the Company and an affiliate of Ontario Teachers’ Pension Plan (“Teachers’”) formed a joint venture (the “JV”), in which we hold a 30% equity interest, to invest in leased aircraft. Teachers’ holds more than 9.7% of our outstanding common shares.
The Company has recorded a $4,613 guarantee liability, which is reflected in Maintenance payments on the balance sheet and a $5,400 guarantee liability, which is reflected in Security deposits on the balance sheet.

Investment in joint venture at December 31, 2014	$46,453
Investment in joint venture	1,337
Earnings from joint venture, net of tax	1,441
Distributions	(1,389)
Investment in joint venture at March 31, 2015	$47,842

Note 6. Variable Interest Entities
Aircastle consolidates seven VIEs of which it is the primary beneficiary. The operating activities of these VIEs are limited to acquiring, owning, leasing, maintaining, operating and, under certain circumstances, selling the 14 aircraft discussed below.
Securitization
Aircastle is the primary beneficiary of ACS Ireland 2, as we have both the power to direct the activities of the VIE that most significantly impacts the economic performance of such VIE and we bear the significant risk of loss and participate in gains through Class E-1 Securities. Although Aircastle has not guaranteed the ACS Ireland 2 debt, Aircastle wholly owns ACS Bermuda 2 which has fully and unconditionally guaranteed the ACS Ireland 2 VIE obligations. The activity that most significantly impacts the economic performance is the leasing of aircraft. Aircastle Advisor (Ireland) Limited (Aircastle’s wholly owned subsidiary) is the remarketing servicer and is responsible for the leasing of the aircraft. An Irish charitable trust owns 95% of the common shares of ACS Ireland 2. The Irish charitable trust’s risk is limited to its annual dividend of $2. At March 31, 2015, the assets of ACS Ireland 2 include six aircraft transferred into the VIE at historical cost basis in connection with Securitization No. 2.
The assets of the ACS Ireland 2 as of March 31, 2015 are $168,500. The liabilities of the ACS Ireland 2, net of $40,351 Class E-1 Securities held by the Company, which is eliminated in consolidation, as of March 31, 2015 are $123,955.

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
The only assets that the Air Knight VIEs have on their books are financing leases that are eliminated in the consolidated financial statements and deferred financing costs. The related aircraft, with a net book value as of March 31, 2015 of $637,982 were included in our flight equipment held for lease. The consolidated debt outstanding of the Air Knight VIEs as of March 31, 2015 is $438,673.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2015

Note 7. Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured term debt financings are as follows:

	At December 31, 2014	At March 31, 2015
Debt Obligation	Outstanding Borrowings	Outstanding Borrowings	Number of Aircraft	Interest Rate(1)	Final Stated Maturity(2)
Secured Debt Financings:
Securitization No. 2	391,680	361,011	32	0.49%	06/14/37
ECA Term Financings	449,886	438,673	8	3.02% to 3.96%	12/3/21 to 11/30/24
Bank Financings	554,888	543,553	13	1.18% to 5.09%	09/15/15 to 04/19/25
Total secured debt financings	1,396,454	1,343,237	53

Unsecured Debt Financings:
Senior Notes due 2017	500,000	500,000		6.75%	04/15/17
Senior Notes due 2018	400,000	400,000		4.625%	12/05/18
Senior Notes due 2019	500,000	500,000		6.250%	12/01/19
Senior Notes due 2020	300,000	300,000		7.625%	04/15/20
Senior Notes due 2021	500,000	500,000		5.125%	03/15/21
Senior Notes due 2022	—	500,000		5.50%	02/15/22
Revolving Credit Facility	200,000	—		N/A	03/31/18
Total unsecured debt financings	2,400,000	2,700,000

Total secured and unsecured debt financings	$3,796,454	$4,043,237

(1)
Reflects the floating rate in effect at the applicable reset date plus the margin for Securitization No. 2, three of our Bank Financings, and our Revolving Credit Facility. All other financings have a fixed rate.

(2)	For Securitization No. 2, all cash flows available after expenses and interest are applied to debt amortization.

The following Securitization includes a liquidity facility commitment described in the table below:

		Available Liquidity
Facility	Liquidity Facility Provider	December 31, 2014	March 31, 2015	Unused Fee	Interest Rate on any Advances
Securitization No. 2	HSH Nordbank AG	$65,000	$65,000	0.50%	1M Libor + 0.75

Secured Debt Financings:

ECA Term Financings

As described in Note 6 - Variable Interest Entities, we refer to our COFACE-supported financings as “ECA Term Financings.” In addition, Aircastle Limited has guaranteed the repayment of the ECA Term Financings. The borrowings under these financings at March 31, 2015 have a weighted average rate of interest of 3.57%.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2015

Bank Financings

Our Bank Financings contain, among other customary provisions, a $500,000 minimum net worth covenant and, in some cases, a cross-default to other financings with the same lender. In addition, Aircastle Limited has guaranteed the repayment of the Bank Financings. The borrowings under these financings at March 31, 2015 have a weighted average fixed rate of interest of 3.44%.

Unsecured Debt Financings:

Senior Notes due 2022

On January 15, 2015, Aircastle Limited issued $500,000 aggregate principal amount of Senior Notes due 2022 (the "2022 Senior Notes") at par. The 2022 Senior Notes will mature on February 15, 2022 and bear interest at the rate of 5.50% per annum, payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 2015. Interest accrues on the 2022 Senior Notes from January 15, 2015.

We may redeem the Senior Notes due 2022 at any time at a redemption price equal to (a) 100% of the principal amount of the notes redeemed, plus accrued and unpaid interest thereon to, but not including, the redemption date and (b) the sum of the present values of the remaining scheduled payments of principal and interest on the notes from the redemption date through the maturity date of the notes (computed using a discount rate equal to the Treasury Rate (as defined in the indenture governing the notes) as of such redemption date plus 50 basis points). In addition, on or before February 15, 2018, we may redeem up to 35% of the aggregate principal amount of the notes issued under the indenture at a redemption price equal to 105.50% plus accrued and unpaid interest thereon to, but not including, the redemption date, with the net proceeds of certain equity offerings. If the Company undergoes a change of control, it must offer to repurchase the Senior Notes due 2022 at 101% of the principal amount, plus accrued and unpaid interest. The Senior Notes due 2022 are not guaranteed by any of the Company's subsidiaries or any third party.

Revolving Credit Facility

On January 26, 2015, we increased the size of our Revolving Credit Facility from $450,000 to $600,000. The facility was undrawn as of March 31, 2015.

As of March 31, 2015, we are in compliance with all applicable covenants in all of our financings.

Note 8. Dividends
The following table sets forth the quarterly dividends declared by our board of directors for the periods covered in this report:

Declaration Date	Dividend per Common Share	Aggregate Dividend Amount	Record Date	Payment Date
February 21, 2014	$0.200	$16,201	March 7, 2014	March 14, 2014
May 5, 2014	$0.200	$16,202	May 30, 2014	June 13, 2014
July 28, 2014	$0.200	$16,201	August 29, 2014	September 12, 2014
October 31, 2014	$0.220	$17,817	November 28, 2014	December 15, 2014
February 17, 2015	$0.220	$17,860	March 6, 2015	March 13, 2015

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2015

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

	Three Months Ended March 31,
	2014	2015
Weighted-average shares:
Common shares outstanding	80,387,371	80,564,440
Restricted common shares	500,524	515,477
Total weighted-average shares	80,887,895	81,079,917

Percentage of weighted-average shares:
Common shares outstanding	99.38%	99.36%
Restricted common shares	0.62%	0.64%
Total	100.00%	100.00%

The calculations of both basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2014	2015
Earnings per share – Basic:
Net income	$5,777	$43,269
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(36)	(275)
Earnings available to common shareholders – Basic	$5,741	$42,994

Weighted-average common shares outstanding – Basic	80,387,371	80,564,440

Earnings per common share – Basic	$0.07	$0.53

Earnings per share – Diluted:
Net income	$5,777	$43,269
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(36)	(275)
Earnings available to common shareholders – Diluted	$5,741	$42,994

Weighted-average common shares outstanding – Basic	80,387,371	80,564,440
Effect of dilutive shares(b)	—	—
Weighted-average common shares outstanding – Diluted	80,387,371	80,564,440

Earnings per common share – Diluted	$0.07	$0.53

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2015

(a)
For the three months ended March 31, 2014 and 2015, distributed and undistributed earnings to restricted shares is 0.62% and 0.64% of net income. The amount of restricted share forfeitures for all periods present is immaterial to the allocation of distributed and undistributed earnings.

(b)	For the three months ended March 31, 2014 and 2015, we had no dilutive shares.

Note 10. Income Taxes
Income taxes have been provided for based upon the tax laws and rates in countries in which our operations are conducted and income is earned. The Company received an assurance from the Bermuda Minister of Finance that it would be exempted from local income, withholding and capital gains taxes until March 2035. Consequently, the provision for income taxes relates to income earned by certain subsidiaries of the Company which are located in, or earn income in, jurisdictions that impose income taxes, primarily Singapore, Ireland and the United States.
The sources of income from continuing operations before income taxes and earnings of unconsolidated equity method investment for the three months ended March 31, 2014 and 2015 were as follows:

	Three Months Ended March 31,
	2014	2015
U.S. operations	$765	$380
Non-U.S. operations	5,445	46,311
Total	$6,210	$46,691

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
The consolidated income tax expense for the three months ended March 31, 2014 and 2015 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2014 and 2015, respectively.
The Company’s effective tax rate for the three months ended March 31, 2014 was 14.2% compared to 10.4% for the three months ended March 31, 2015. Movements in the effective tax rates are generally caused by changes in the proportion of the Company’s pre-tax earnings in taxable and non-tax jurisdictions.
Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income consisted of the following:

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2015

	Three Months Ended March 31,
	2014	2015
Notional U.S. federal income tax expense (benefit) at the statutory rate	$2,173	$16,342
U.S. state and local income tax, net	79	42
Non-U.S. operations:
Bermuda	3,429	(8,527)
Ireland	(3,289)	(1,122)
Singapore	(1,195)	(1,356)
Other	(598)	(678)
Non-deductible expenses in the U.S.	299	170
Other	(15)	(8)
Income tax provision	$883	$4,863

Note 11. Interest, Net
The following table shows the components of interest, net:

	Three Months Ended March 31,
	2014	2015
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$51,685	$50,235
Hedge ineffectiveness losses	53	—
Amortization of interest rate derivatives related to deferred losses	9,327	8,233
Amortization of deferred financing fees	3,420	3,699
Interest Expense	64,485	62,167
Less interest income	(222)	(36)
Interest, net	$64,263	$62,131

Note 12. Commitments and Contingencies
At March 31, 2015, we had commitments to acquire 11 aircraft for $321,925. As of April 30, 2015, after taking into account additional commitments and aircraft acquisitions during April 2015, we have acquired or have commitments to acquire 25 aircraft for $769,225 that we expect to complete by September 30, 2015.

Note 13. Other Assets
The following table describes the principal components of other assets on our consolidated balance sheet as of:

	December 31, 2014	March 31, 2015
Deferred debt issuance costs, net of amortization of $53,094 and $56,329, respectively	$51,867	$57,595
Deferred federal income tax asset	567	490
Lease incentives and lease premiums, net of amortization of $26,477 and $30,664, respectively	75,587	77,173
Flight equipment held for sale	7,455	5,180
Other assets	21,841	34,420
Total other assets	$157,317	$174,858

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2015

Note 14. Accounts Payable, Accrued Expenses and Other Liabilities
The following table describes the principal components of accounts payable, accrued expenses and other liabilities recorded on our consolidated balance sheet as of:

	December 31, 2014	March 31, 2015
Accounts payable and accrued expenses	$40,765	$30,708
Deferred federal income tax liability	37,340	39,370
Accrued interest payable	27,795	54,348
Lease discounts, net of amortization of $9,247 and $11,704 respectively	32,084	29,628
Fair value of derivative liabilities	2,879	3,121
Total accounts payable, accrued expenses and other liabilities	$140,863	$157,175

Note 15. Accumulated Other Comprehensive Loss
The following table describes the principal components of accumulated other comprehensive loss recorded on our consolidated balance sheet as of:

Changes in accumulated other comprehensive loss by component(a)	Three Months Ended March 31,
	2014	2015
Beginning balance	$(75,905)	$(38,460)
Amount recognized in other comprehensive loss on derivatives, net of tax expense of $736 and tax benefit of $14, respectively	(2,380)	(1,078)
Amounts reclassified from accumulated other comprehensive loss into income, net of tax expense of $68 and $11, respectively	12,077	9,183
Net current period other comprehensive income	9,697	8,105
Ending balance	$(66,208)	$(30,355)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

Reclassifications from accumulated other comprehensive loss(a)	Three Months Ended March 31,
	2014	2015
Amount of effective amortization of net deferred interest rate derivative losses(b)	$9,327	$8,233
Effective amount of net settlements of interest rate derivatives, net of tax expense of $68 and $11, respectively(b)	2,750	950
Amount of loss reclassified from accumulated other comprehensive loss into income(c)	$12,077	$9,183

(a) All amounts are net of tax.
(b) Included in interest expense.
(c) This represents the effective amounts of actual cash paid related to the net settlements of the interest rate derivatives plus any effective amortization of net deferred interest rate derivative losses.

The amount of deferred net loss expected to be reclassified from OCI into interest expense over the next 12 months related to our terminated interest rate derivatives is $19,749, of which $2,441 relates to Term Financing No. 1 interest rate derivatives, $10,787 relates to Securitization No. l interest rate derivatives, $5,282 relates to ECA Term Financings for New A330 Aircraft, and $1,239 relates to other financings.
The amount of loss expected to be reclassified from OCI into interest expense over the next 12 months related to net interest settlements on active interest rate derivatives is $2,632.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks, uncertainties and assumptions. You should read the following discussion in conjunction with our historical consolidated financial statements and the notes thereto appearing elsewhere in this report. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those described under “Risk Factors” and included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”). Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or US GAAP, and, unless otherwise indicated, the other financial information contained in this report has also been prepared in accordance with US GAAP. Unless otherwise indicated, all references to “dollars” and “$” in this report are to, and all monetary amounts in this report are presented in, U.S. dollars.
All statements included or incorporated by reference in this Quarterly Report on Form 10-Q (this “report”), other than characterizations of historical fact, are forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not necessarily limited to, statements relating to our ability to acquire, sell, lease or finance aircraft, raise capital, pay dividends, and increase revenues, earnings, EBITDA, Adjusted EBITDA and Adjusted Net Income and the global aviation industry and aircraft leasing sector. Words such as “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “may,” “will,” “would,” “could,” “should,” “seeks,” “estimates” and variations on these words and similar expressions are intended to identify such forward-looking statements. These statements are based on our historical performance and that of our subsidiaries and on our current plans, estimates and expectations and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements; Aircastle can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any such forward-looking statements which are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. These risks or uncertainties include, but are not limited to, those described from time to time in Aircastle’s filings with the SEC and previously disclosed under “Risk Factors” in Item 1 A of Aircastle’s 2014 Annual Report on Form 10-K, and elsewhere in this report. In addition, new risks and uncertainties emerge from time to time, and it is not possible for Aircastle to predict or assess the impact of every factor that may cause its actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this report. Aircastle expressly disclaims any obligation to revise or update publicly any forward-looking statement to reflect future events or circumstances.

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
Statements and information concerning our status as a Passive Foreign Investment Company (“PFIC”) for U.S. taxpayers are also available free of charge through our website under “Investors — SEC Filings.”
Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and Board of Directors committee charters (including the charters of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee) are available free of charge through our website under “Investors — Corporate Governance.” In addition, our Code of Ethics for the Chief Executive and Senior Financial Officers, which applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Treasurer and Controller, is available in print, free of charge, to any shareholder upon request to Investor Relations, Aircastle Limited, c/o Aircastle Advisor LLC, 300 First Stamford Place, 5th Floor, Stamford, Connecticut 06902.
The information on the Company’s website is not part of, or incorporated by reference, into this report, or any other report we file with, or furnish to, the SEC.

OVERVIEW
We acquire, lease, and sell commercial jet aircraft with large, global operator bases and long useful lives. As of March 31, 2015, our portfolio consisted of 152 aircraft leased to 54 lessees located in 34 countries. Our aircraft fleet is managed by an experienced team based in the United States, Ireland and Singapore. Typically, our aircraft are subject to net leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs, although in a majority of cases, we are obligated to pay a portion of specified maintenance or modification costs. As of March 31, 2015, the net book value of our flight equipment and finance lease aircraft was $5.82 billion compared to $5.69 billion at December 31, 2014. Our revenues and net income for the three months ended March 31, 2015 were $194.3 million and $43.3 million, respectively.
Growth in commercial air traffic is broadly correlated with world economic activity, and has been expanding at a rate one to two times the rate of global GDP growth. The expansion of air travel has driven a rise in the world aircraft fleet. There are currently more than 18,000 commercial mainline passenger and freighter aircraft in operation worldwide. This fleet is expected to continue expanding at an average annual rate of three to five percent per annum over the next 20 years. In addition, aircraft leasing companies own an increasing share of the world’s commercial jet aircraft and now account for approximately 40% of this fleet.
Notwithstanding the sector’s long-term growth, the aviation markets have been, and are expected to remain, subject to economic variability on a global basis and regional basis, as well as to changes in macroeconomic relations such as fuel price levels and exchange rates. The industry is susceptible to external shocks, such as regional conflicts, terrorist events, and to disruptions caused by severe weather events and other natural phenomena. Mitigating these risks is the portability of the assets, allowing aircraft to be redeployed in locations where demand is higher.
For the first three months of 2015, air traffic data showed a continued strong trend in passenger market growth, whereas air cargo traffic showed slow improvement as world trade and economic growth increased.  According to the International Air Transport Association, global passenger traffic increased by 6.1% and air cargo traffic increased by 5.3% during the first three months of 2015 as compared to the same period in 2014.  Passenger traffic growth was strong, driven by rising economic growth and business confidence.  The air cargo market, which is more sensitive than the passenger sector to economic conditions, appears to have stabilized but continues to be hampered by overcapacity.
There are significant regional variations in demand for both passenger and air cargo. Emerging market economies have been experiencing significant increases in air traffic, driven by rising levels of per capita air travel. Air traffic in other regions is being driven by long-term structural changes in global traffic flows, particularly the growth in long-haul "hub and spoke" traffic flowing through the Persian Gulf. In contrast, mature markets, such as North America and Western Europe, are likely to grow more slowly in tandem with their economies. Finally, airlines operating in areas with political instability or where there are geopolitical conflicts, such as Russia, have seen more modest growth and their outlook is more uncertain. Periodic health concerns, such as the recent Ebola virus outbreak, may also play a role in the near-term development of air traffic in certain regions. However, in aggregate, we believe that passenger and cargo traffic will likely increase over time, and as a result, we expect demand for modern, fuel efficient aircraft will continue to remain strong over the long-term.
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
We believe our business approach is differentiated from those of other large leasing companies. Our investment strategy is to seek out the best risk-adjusted return opportunities across the commercial jet market, so our acquisition targets vary with market opportunities. We focus on discerning investment value in situations that are often more bespoke and generally less competitive.

We plan to grow our business and profits over the long-term while maintaining a countercyclical orientation, a bias towards limiting long-dated capital commitments and a conservative and flexible capital structure. Our business strategy entails the following elements:

•
Pursuing a disciplined and differentiated investment strategy. In our view, aircraft values change in different ways over time. As a consequence, we carefully evaluate investments across different aircraft models, ages, lessees and acquisition sources and re-evaluate these choices periodically as market conditions and relative investment values change. We believe the financing flexibility offered through unsecured debt and our team’s experience with a wide range of asset types enables our value oriented strategy and provides us with a competitive advantage for many investment opportunities.

•
Originating investments from many different sources across the globe. Our strategy is to seek out worthwhile investments broadly leveraging our team’s wide range of contacts around the world. We utilize a multi-channel approach to sourcing acquisitions and have purchased aircraft from a large number of airlines, lessors, original equipment manufacturers, lenders and other aircraft owners. Since our formation in 2004, we have acquired aircraft from more than 70 different sellers.

•
Leveraging our strategic relationships. We intend to capture the benefits provided through the extensive global contacts and relationships maintained by Marubeni Corporation, which is both our biggest shareholder and one of the largest Japanese trading companies. Our joint venture with Ontario Teachers’ Pension Plan provides us with an opportunity to pursue larger transactions and to manage portfolio concentrations.

•
Maintaining efficient access to capital from a wide range of sources while targeting an investment grade credit rating. We believe the aircraft investment market is subject to forces related to the business cycle and our strategy is to increase our purchase activity when prices are low and to emphasize asset sales when competition for assets is high. In order to implement this approach, we believe maintaining access to a wide variety of financing sources over the business cycle is very important. Our strategy is to improve our corporate credit ratings to an investment grade level by maintaining strong portfolio and capital structure metrics while achieving a critical size through accretive growth. We believe improving our credit rating will not only reduce our borrowing costs but also facilitate more reliable access to debt capital throughout the business cycle.

•
Selling assets when attractive opportunities arise and for portfolio management purposes. We pursue asset sales, as opportunities arise over the course of the business cycle, with the aim of realizing profits and reinvesting proceeds where more accretive investments are available. We also use asset sales for portfolio management purposes, such as reducing lessee specific concentrations and lowering residual value exposures to certain aircraft types, and as an exit from investments when a sale or part-out would provide the greatest expected cash flow for us.

•
Capturing the value of our efficient operating platform and strong operating track record. We believe our team's capabilities in the global aircraft leasing market place us in a favorable position to source and manage new income-generating activities. We intend to continue to focus our efforts in areas where we believe we have competitive advantages, including new direct investments as well as ventures with strategic business partners.

•
Intending to pay quarterly dividends to our shareholders based on the Company’s sustainable earnings levels. However our ability to pay quarterly dividends will depend upon many factors, including those as described in Item 1A. “Risk Factors,” and elsewhere in our 2014 Annual Report on Form 10-K. On February 17, 2015, our board of directors declared a regular quarterly dividend of $0.220 per common share, or an aggregate of $17.9 million for the three months ended March 31, 2015, which was paid on March 13, 2015 to holders of record on March 6, 2015. These dividends may not be indicative of the amount of any future dividends.

We believe our team’s capabilities and our track record allow us to explore new income-generating activities as capital becomes available for such activities. We intend to continue to pursue investment opportunities where we believe we have competitive advantages and on transactions that offer attractive risk/return profiles after taking into consideration available financing options. However, there can be no assurance that we will be able to access capital on a cost-effective basis, and a failure to do so could have a material adverse effect on our business, financial condition or results of operations.

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

2015 Lease Expirations and Lease Placements
At March 31, 2015, we had five aircraft which are scheduled to come off lease during 2015 for which we have not yet secured lease or sales commitments. These aircraft account for 1.6% of our net book value of flight equipment (including flight equipment held for lease and net investment in finance leases). We currently expect to sell the majority of these aircraft.

2016-2019 Lease Expirations and Lease Placements
Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in the period 2016-2019 representing the percentage of our net book value of flight equipment (including flight equipment held for lease and net investment in finance leases) at March 31, 2015 specified below:

•	2016: 15 aircraft, representing 7%;

•	2017: 23 aircraft, representing 16%;

•	2018: 14 aircraft, representing 11%; and

•	2019: 13 aircraft, representing 10%.

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

Acquisitions and Sales
During the first three months of 2015, we acquired six aircraft for $254.0 million. At March 31, 2015, we had commitments to acquire 11 additional aircraft for $321.9 million. As of April 30, 2015, after taking into account additional commitments and aircraft acquisitions during April 2015, we have acquired or have commitments to acquire 25 aircraft for $769.2 million that we expect to complete by September 30, 2015.
During the first three months of 2015, we sold two aircraft leased to an airline based in India and other flight equipment for $50.5 million which resulted in a net gain of $6.3 million.

The following table sets forth certain information with respect to the aircraft owned by us as of March 31, 2015:

AIRCASTLE AIRCRAFT INFORMATION (dollars in millions)

	Owned Aircraft as of March 31, 2014(1)	Owned Aircraft as of March 31, 2015(1)
Flight Equipment	$5,822	$5,817
Unencumbered Flight Equipment	$3,280	$3,497
Number of Aircraft	164	152
Number of Unencumbered Aircraft	104	99
Number of Lessees	65	54
Number of Countries	37	34
Weighted Average Age – Passenger (years)(2)	8.3	7.6
Weighted Average Age – Freighter (years)(2)	12.9	12.8
Weighted Average Age – Combined (years)(2)	9.1	8.3
Weighted Average Remaining Passenger Lease Term (years)(3)	5.0	5.9
Weighted Average Remaining Freighter Lease Term (years)(3)	3.8	4.2
Weighted Average Remaining Combined Lease Term (years)(3)	4.8	5.6
Weighted Average Fleet Utilization during the three months ended March 31, 2014 and 2015(4)	98.9%	98.7%
Portfolio Yield for the three months ended March 31, 2014 and 2015(5)	13.5%	12.6%

(1)	Calculated using net book value of flight equipment held for lease and net investment in finance leases at period end.

(2)	Weighted average age by net book value.

(3)	Weighted average remaining lease term by net book value.

(4)	Aircraft on-lease days as a percent of total days in period weighted by net book value.

(5)	Lease rental revenue for the period as a percent of the average net book value of flight equipment held for lease for the period; quarterly information is annualized.

Our owned aircraft portfolio as of March 31, 2015 is listed in Exhibit 99.1 to this report.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of March 31, 2015
	Number of Aircraft	% of Net Book Value(1)
Aircraft Type
Passenger:
Narrowbody	99	36%
Midbody	30	33%
Widebody	8	17%
Total Passenger	137	86%
Freighter	15	14%
Total	152	100%

Manufacturer
Boeing	74	49%
Airbus	73	49%
Embraer	5	2%
Total	152	100%

Regional Diversification
Asia and Pacific	44	39%
Europe	65	28%
South America	15	15%
Middle East and Africa	6	9%
North America	17	7%
Off-lease(2)	5	2%
Total	152	100%

(1)	Calculated using net book value of flight equipment held for lease and net investment in finance leases at period end.
(2) Consisted of five 737-800 aircraft, all which are subject to lease commitments and are expected to be delivered to customers during the second quarter of 2015.

Our largest customer represents less than 7% of the net book value of flight equipment held for lease (includes net book value of flight equipment held for lease and net investment in finance leases) at March 31, 2015. Our top 15 customers for aircraft we owned at March 31, 2015, representing 68 aircraft and 62% of the net book value of flight equipment held for lease, are as follows:

Percent of Net Book Value	Customer	Country	Number of Aircraft
Greater than 6% per customer	LATAM	Chile	3
	Iberia	Spain	18

3% to 6% per customer	South African Airways	South Africa	4
	Thai Airways	Thailand	2
	Singapore Airlines	Singapore	4
	AirBridge Cargo(1)	Russia	3
	Air Asia X	Malaysia	3
	Emirates	United Arab Emirates	2
	Garuda	Indonesia	4
	Virgin Australia	Australia	2

Less than 3% per customer	OceanAir(2)	Brazil	4
	Avianca	Colombia	2
	Lion Air	Indonesia	4
	Azul	Brazil	5
	U.S. Airways(3)	United States	8

(1) Guaranteed by Volga-Dnepr Airlines.
(2) OceanAir is doing business as Avianca Brazil.
(3) U.S. Airways has merged with American Airlines.

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
See “Liquidity and Capital Resources” below.

RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2014 to the three months ended March 31, 2015:

	Three Months Ended March 31,
	2014	2015
	(Dollars in thousands)
Revenues:
Lease rental revenue	$174,335	$177,146
Finance lease revenue	3,987	1,607
Amortization of net lease premiums, discounts and lease incentives	(6,591)	(3,824)
Maintenance revenue	3,042	18,073
Total lease revenue	174,773	193,002
Other revenue	1,830	1,294
Total revenues	176,603	194,296
Operating expenses:
Depreciation	73,927	74,846
Interest, net	64,263	62,131
Selling, general and administrative	13,944	13,932
Impairment of aircraft	18,263	—
Maintenance and other costs	1,863	2,943
Total operating expenses	172,260	153,852
Other income:
Gain on sale of flight equipment	1,110	6,253
Other	757	(6)
Total other income	1,867	6,247
Income from continuing operations before income taxes	6,210	46,691
Income tax provision	883	4,863
Earnings of unconsolidated equity method investment, net of tax	450	1,441
Net income	$5,777	$43,269

Revenues:
Total revenues increased by 10.0%, or $17.7 million, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily as a result of the following:
Lease rental revenue. The increase in lease rental revenue of $2.8 million for the three months ended March 31, 2015 as compared to the same period in 2014 was primarily the result of:

•	$40.6 million of revenue reflecting the full quarter impact of 6 aircraft purchased in 2015 and 31 aircraft purchased in 2014.
This increase was offset partially by a decrease in lease rental revenue of:

•	$26.0 million due to aircraft sales; and

•	$3.7 million from the effect of lease terminations and other changes and $8.1 million due to lease extensions and transitions.

Finance lease revenue: For the three months ended March 31, 2015, $1.6 million of interest income from finance leases was recognized as compared to $4.0 million of interest income from finance leases recorded for the same period in 2014 due to the sale of six aircraft during the second quarter of 2014.

Amortization of net lease premiums, discounts and lease incentives.

	Three Months Ended March 31,
	2014	2015
	(Dollars in thousands)
Amortization of lease incentives	$(5,772)	$(3,685)
Amortization of lease premiums	(2,330)	(2,595)
Amortization of lease discounts	1,511	2,456
Amortization of net lease premiums, discounts and lease incentives	$(6,591)	$(3,824)

As more fully described above under “Revenues,” lease incentives represent our estimated portion of the lessee’s cost for heavy maintenance, overhaul or replacement of certain high-value components which is amortized over the life of the related lease. As we enter into new leases, the amortization of lease incentives generally increases and, conversely, if a related lease terminates, the related unused lease incentive liability will reduce the amortization of lease incentives. The decrease in amortization of lease incentives of $2.1 million for the three months ended March 31, 2015 as compared to the same period in 2014 was primarily attributable to the sale of 13 aircraft during 2014.
As more fully described above under “Revenues,” lease discounts represent the present value of the amount below current lease rates for acquired aircraft with attached leases. The increase in amortization of lease discounts of $0.9 million for the three months ended March 31, 2015 as compared to the same period in 2014 primarily resulted from three aircraft purchased during the first quarter of 2014.

Maintenance revenue.

	Three Months Ended March 31,
	2014		2015
	Dollars (in thousands)	Number of Leases	Dollars (in thousands)	Number of Leases
Unscheduled lease terminations	$180	1	$—	—
Scheduled lease terminations	2,862	7	18,073	8
Maintenance revenue	$3,042	8	$18,073	8

Unscheduled lease terminations. For the three months ended March 31, 2014, we recorded maintenance revenue from unscheduled lease terminations of $0.2 million primarily associated with one aircraft returned in the fourth quarter of 2013 resulting from an early termination agreement with the lessee. Comparatively, for the same period in 2015, we did not record any revenue from unscheduled lease terminations.
Scheduled lease terminations. For the three months ended March 31, 2014, we recorded $19.2 million of maintenance revenue from four scheduled lease terminations offset by $16.4 million of contra maintenance revenue related to three scheduled lease terminations. Comparatively, for the same period in 2015, we recorded $18.1 million of maintenance revenue from eight scheduled lease terminations.
Other revenue. For the three months ended March 31, 2014, other revenue was $1.8 million which primarily represents additional fees earned from one lessee in connection with the early termination of one lease. For the three months ended March 31, 2015, other revenue was $1.3 million which primarily represents additional fees earned from two lessees in connection with the early termination of three leases.

Operating expenses:
Total operating expenses decreased by $18.4 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily as a result of the following:

Depreciation expense increased by 1.2%, or $0.9 million for the three months ended March 31, 2015 as compared to the same period in 2014. The net increase is primarily the result of:

•	a $13.4 million increase in depreciation for aircraft acquired; and

•	a $2.3 million increase due to changes in asset lives and residual values; and

•	a $0.3 million increase due to capitalized aircraft improvements being fully depreciated.
This increase was offset by:

•	a $15.1 million decrease in depreciation for aircraft sales.

Interest, net consisted of the following:

	Three Months Ended March 31,
	2014	2015
	(Dollars in thousands)
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$51,685	$50,235
Hedge ineffectiveness losses	53	—
Amortization of interest rate derivatives related to deferred losses	9,327	8,233
Amortization of deferred financing fees and notes discount	3,420	3,699
Interest Expense	64,485	62,167
Less interest income	(222)	(36)
Interest, net	$64,263	$62,131
Interest, net decreased by $2.1 million, or 3.3%, over the three months ended March 31, 2014. The net decrease is primarily a result of:

•	lower interest on borrowings of $1.5 million driven primarily by a lower weighted average interest rate of 5.04% for the three months ended March 31, 2015 as compared to 5.49% a year ago; and

•	a $1.1 million decrease in amortization of interest rate derivatives related to deferred losses.
Selling, general and administrative expenses for the three months ended March 31, 2015 decreased slightly over the same period in 2014. Non-cash share based expense was $1.0 million and $1.2 million for the three months ended March 31, 2014 and 2015, respectively.
Impairment of Aircraft - See “Summary of Impairments and Recoverability Assessment” below for a detailed discussion of impairment charges related to certain aircraft.
Maintenance and other costs were $2.9 million for the three months ended March 31, 2015, an increase of $1.1 million over the same period in 2014. The net increase is primarily related to higher maintenance costs of $0.7 million related to unscheduled terminations and $0.3 million related to scheduled terminations and transitions for the three months ended March 31, 2015 versus the same period in 2014.

Other income (expense):
Total other income (expense) increased $4.4 million for the three months ended March 31, 2015 as compared to the same period in 2014, primarily as a result of the following:

Gain on sale of flight equipment arose from the sale of two aircraft leased to an airline based in India and other flight equipment for $50.5 million which resulted in a net gain of $6.3 million. During the first three months of 2014, we recorded a net gain of $1.1 million on six aircraft nearing the end of their economic lives.

Other decreased by $0.8 million related to the mark to market value of an undesignated interest rate derivative.

Income tax provision
Our provision for income taxes for the three months ended March 31, 2014 and 2015 was $0.9 million and $4.9 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland, Singapore and the United States. The increase in our income tax provision of approximately $4.0 million for the three months ended March 31, 2015 as compared to the same period in 2014 was primarily attributable to changes in operating income subject to tax in Ireland, Singapore, the United States and other jurisdictions.
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

Other comprehensive income:

	Three Months Ended March 31,
	2014	2015
	(Dollars in thousands)
Net income	$5,777	$43,269
Net change in fair value of derivatives, net of tax expense of $804 and tax benefit of $3, respectively	370	(128)
Derivative loss reclassified into earnings	9,327	8,233
Total comprehensive income	$15,474	$51,374

Other comprehensive income was $51.4 million for the three months ended March 31, 2015, an increase of $35.9 million from the $15.5 million of other comprehensive income for the three months ended March 31, 2014. Other comprehensive income for the three months ended March 31, 2015 primarily consisted of:

•	$43.3 million of net income; and

•	$8.2 million of amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.
Other comprehensive income for the three months ended March 31, 2014 primarily consisted of:

•	$5.8 million of net income; and

•	$9.3 million of amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.

Summary of Impairments and Recoverability Assessment
During the first quarter of 2014, we impaired two aircraft, one Boeing 737-400, which was returned to us as scheduled by the lessee, and one Boeing 747-400 converted freighter, for which we agreed to an early lease termination with our customer which we refer to as “Transactional Impairments.” For these two aircraft, we recorded impairment charges totaling $18.3 million and recorded maintenance revenue of $17.2 million during the three months ended March 31, 2014.
During the first quarter of 2015, we did not incur any impairment charges.

Aircraft Monitoring List
At March 31, 2015, we considered four freighter aircraft with a total net book value of $111.7 million to be more susceptible to failing our recoverability assessments due to their sensitivity to changes in contractual cash flows, future cash flow estimates and aircraft residual or scrap values.

RECENT UNADOPTED ACCOUNTING PRONOUNCEMENTS
See Note 1 - Summary of Significant Accounting Policies - Proposed Accounting Pronouncements in the Notes to Unaudited Consolidated Financial Statements above.

PROPOSED ACCOUNTING PRONOUNCEMENTS
See Note 1 - Summary of Significant Accounting Policies - Proposed Accounting Pronouncements in the Notes to Unaudited Consolidated Financial Statements above.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity currently are cash on hand, cash generated by our aircraft leasing operations, proceeds from aircraft sales, loans secured by additional aircraft we acquire and unsecured borrowings. Our business is very capital intensive, requiring significant investments in order to expand our fleet during periods of growth and investments in maintenance and improvements on our existing portfolio. Our business also generates a significant amount of cash from operations, primarily from lease rentals and maintenance collections. These sources have historically provided liquidity for these investments and for other uses, including the payment of dividends to our shareholders. In the past, we have also met our liquidity and capital resource needs by utilizing several sources, including:

•	lines of credit, our securitization, term financings, secured borrowings supported by export credit agencies for new aircraft acquisitions and bank financings secured by aircraft purchases;

•	unsecured indebtedness, including an unsecured revolving credit facility and unsecured senior notes;

•	sales of common shares; and

•	asset sales.
Going forward, we expect to continue to seek liquidity from these sources subject to pricing and conditions that we consider satisfactory.
During the first three months of 2015, we met our liquidity and capital resource needs with $132.9 million of cash from operations, $500.0 million in gross proceeds from the issuance of our Senior Notes due 2022, and $50.5 million of cash from aircraft sales.
In addition, we increased our revolving credit facility, which was undrawn at March 31, 2015, from $450.0 million to $600.0 million.
As of March 31, 2015, the weighted average maturity of our secured and unsecured debt financings was 4.4 years and we are in compliance with all applicable covenants.
We believe that cash on hand, payments received from lessees and other funds generated from operations, secured borrowings for aircraft, borrowings under our Revolving Credit Facility and other borrowings and proceeds from future aircraft sales will be sufficient to satisfy our liquidity and capital resource needs over the next twelve months. Our liquidity and capital resource needs include payments due under our aircraft purchase obligations, required principal and interest payments under our long-term debt facilities, expected capital expenditures, lessee maintenance payment reimbursements and lease incentive payments over the next twelve months.

Cash Flows

	Three Months Ended March 31,
	2014	2015
	(Dollars in thousands)
Net cash flow provided by operating activities	$102,991	$132,928
Net cash flow used in investing activities	(628,986)	(213,094)
Net cash flow provided by financing activities	485,478	240,502

Operating Activities:
Cash flow from operations was $103.0 million and $132.9 million for the three months ended March 31, 2014 and March 31, 2015, respectively. The increase in cash flow from operations of approximately $29.9 million for the three months ended March 31, 2015 versus the same period in 2014 was primarily a result of:

•	a $24.8 million increase in maintenance revenues;

•	a $6.4 million increase in cash from working capital; and

•	a $1.3 million increase in cash from lease rentals.
These inflows were offset by:
•a $2.4 million decrease in cash interest from finance leases; and
•a $1.2 million increase in cash paid for taxes.

Investing Activities:
Cash used in investing activities was $629.0 million and $213.1 million, respectively, for the three months ended March 31, 2014 and March 31, 2015, respectively. The decrease in cash flow used in investing activities of $415.9 million for the three months ended March 31, 2015 versus the same period in 2014, was primarily a result of:
•a $398.8 million decrease in the acquisition and improvement of flight equipment; and
•a $22.5 million increase in net proceeds from the sale of flight equipment.
These inflows were offset by:
•a $4.5 million decrease in the aircraft purchase deposits.

Financing Activities:
Cash used in financing activities was $485.5 million for the three months ended March 31, 2014 as compared to $240.5 million for the three months ended March 31, 2015. The net decrease in cash flow used in financing activities of $245.0 million for the three months ended March 31, 2015 versus the same period in 2014 was a result of:

•	a $303.2 million decrease in proceeds from our notes and term financing borrowings;

•	a $8.0 million decrease in security deposits received net of security deposits returned;

•	a $8.4 million decrease in restricted cash and cash equivalents related to security deposits and maintenance payments; and

•	a $1.7 million increase in dividends paid.
These decreases were offset partially by:

•	a $34.1 million decrease in securitization and term debt financing repayments;

•	a $33.4 million decrease in payments for terminated cash flow hedges;

•	a $5.8 million decrease in deferred financing costs; and

•	a $2.8 million increase in maintenance payments received net of maintenance payments returned.

Debt Obligations
For complete information on our debt obligations, please refer to Note 7 - Secured and Unsecured Debt Financings in the Notes to Unaudited Consolidated Financial Statements above.

Contractual Obligations
Our contractual obligations consist of principal and interest payments on variable and fixed rate liabilities, interest payments on interest rate derivatives, other aircraft acquisition and conversion agreements and rent payments pursuant to our office leases. Total contractual obligations increased from $5.30 billion at December 31, 2014 to approximately $5.35 billion at March 31, 2015 due primarily to:

•	an increase in borrowings and interest payments as a result of the closing of our Senior Notes due 2022 in January 2015.
These increases were offset by:

•	the repayment of our Revolving Credit Facility in January 2015; and

•	a decrease in aircraft purchase obligations.

The following table presents our actual contractual obligations and their payment due dates as of March 31, 2015.

	Payments Due By Period as of March 31, 2015
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Principal payments:
Senior Notes due 2017 - 2022	$2,700,000	$—	$500,000	$900,000	$1,300,000
Securitization No. 2(1)	361,011	172,550	188,461	—	—
ECA Term Financings(2)	438,673	45,785	96,582	103,645	192,661
Bank Financings(3)	549,025	61,664	149,258	119,130	218,973
Total principal payments	4,048,709	279,999	934,301	1,122,775	1,711,634
Interest payments on debt obligations and derivative instruments(4)	969,305	200,123	366,475	270,786	131,921
Office leases(5)	6,370	1,016	1,644	1,523	2,187
Purchase obligations(6)	321,925	321,925	—	—	—
Total	$5,346,309	$803,063	$1,302,420	$1,395,084	$1,845,742

(1)
Estimated principal payments for these non-recourse financings are based on excess cash flows available from forecasted lease rentals, net maintenance funding and proceeds from asset dispositions after the payment of forecasted operating expenses and interest payments, including interest payments on existing interest rate derivative agreements and policy provider fees.

(2)	Includes scheduled principal payments based upon eight fixed rate, 12-year, fully amortizing loans.

(3)	Includes principal payments based upon individual loan amortization schedules.

(4)	Future interest payments on variable rate, LIBOR-based debt obligations and derivative instruments are estimated using the interest rate in effect at March 31, 2015.
(5) Represents contractual payment obligations for our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.
(6) At March 31, 2015, we had commitments to acquire 11 aircraft for $321,925. As of April 30, 2015, after taking into account additional commitments and aircraft acquisitions during April 2015, we have acquired or have commitments to acquire 25 aircraft for $769,225 that we expect to complete by September 30, 2015.

Capital Expenditures
We make capital expenditures from time to time in connection with improvements made to our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the three months ended March 31, 2014 and 2015, we incurred a total of $1.5 million and $12.8 million, respectively, of capital expenditures (including lease incentives) related to the acquisition and improvement of aircraft.
As of March 31, 2015, the weighted average age (by net book value) of our aircraft was approximately 8.3 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Under our leases, the lessee is primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement. At March 31, 2015, we had a $345.1 million maintenance payment liability on our balance sheet, which is a $11.6 million increase from December 31, 2014. The increase consisted of net maintenance cash inflows of $9.5 million and an increase in lease incentive liabilities of $2.1 million. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.
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

Off-Balance Sheet Arrangements
We have entered into a joint venture with an affiliate of Ontario Teachers’ Pension Plan, in which we hold a 30% equity interest, which does not qualify for consolidated accounting treatment. The assets and liabilities of this joint venture are off our balance sheet and we only record our net investment under the equity method of accounting. See Note 5 - Unconsolidated Equity Method Investment in the Notes to Unaudited Consolidated Financial Statements above. At March 31, 2015, the net book value of the joint venture’s five aircraft was approximately $500 million.

Foreign Currency Risk and Foreign Operations
At March 31, 2015, all of our leases are payable to us in U.S. dollars. However, we incur Euro- and Singapore dollar-denominated expenses in connection with our subsidiaries in Ireland and Singapore. For the three months ended March 31, 2015, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated approximately $3.5 million in U.S. dollar equivalents and represented approximately 25% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, our international operations and our exposure to foreign currency risk will likely increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases we may enter into hedging transactions in the future to mitigate this risk. For the three months ended March 31, 2014 and 2015, we incurred insignificant net gains and losses on foreign currency transactions.

Hedging
The following table summarizes the deferred (gains) and losses and related amortization into interest expense for our terminated interest rate derivative contracts for the three months ended March 31, 2014 and 2015:

Hedged Item	Original Maximum Notional Amount	Effective Date	Maturity Date	Fixed Rate %	Termination Date	Deferred (Gain) or Loss Upon Termination	Unamortized Deferred (Gain) or Loss at March 31, 2015	Amount of Deferred (Gain) or Loss Amortized (including Accelerated Amortization) into Interest Expense For the Three Months Ended March 31,		Amount of Deferred (Gain) or Loss Expected to be Amortized over the Next Twelve Months
								2014	2015
	(Dollars in Thousands)
Securitization No. 2	410,000	Feb-07	Apr-17	5.14	Jun-07	(3,119)	(274)	(68)	(58)	(204)
Senior Notes due 2017 and 2020	150,000	Jul-07	Dec-17	5.14	Mar-08	15,281	2,928	328	292	1,166
Senior Notes due 2019	491,718	May-13	May-15	5.31	De-designated – Mar-12 Terminated – April-12	31,403	1,274	4,103	3,126	1,274
Senior Notes due 2018	360,000	Jan-08	Feb-19	5.16	Partial – Jun-08 Full – Oct-08	23,077	5,078	402	376	1,443
ECA Term Financing for New A330 Aircraft	231,000	Apr-10	Oct-15	5.17	Partial – Jun-08 Full – Dec-08	15,310	755	210	247	755
ECA Term Financing for New A330 Aircraft	238,000	Jan-11	Apr-16	5.23	Dec-08	19,430	2,786	821	745	2,786
ECA Term Financing for New A330 Aircraft	238,000	Jul-11	Sep-16	5.27	Dec-08	17,254	2,406	514	466	1,741
Senior Notes due 2018	451,911	Jun-06	Jun-16	5.78	Feb-14	20,762	10,058	1,908	2,150	8,338
Senior Notes due 2018	108,089	Jun-06	Jun-16	5.78	Feb-14	6,101	2,956	561	632	2,450
Total						$145,499	$27,967	$8,779	$7,976	$19,749

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
The table below shows the reconciliation of net income to EBITDA and Adjusted EBITDA for the three months ended March 31, 2014 and 2015, respectively.

	Three Months Ended March 31,
	2014	2015
	(Dollars in thousands)
Net income	$5,777	$43,269
Depreciation	73,927	74,846
Amortization of net lease discounts and lease incentives	6,591	3,824
Interest, net	64,263	62,131
Income tax provision	883	4,863
EBITDA	$151,441	$188,933
Adjustments:
Impairment of aircraft	18,263	—
Non-cash share based payment expense	990	1,170
(Gain) loss on mark to market of interest rate derivative contracts	(681)	111
Adjusted EBITDA	$170,013	$190,214

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

The table below shows the reconciliation of net income to ANI for the three months ended March 31, 2014 and 2015, respectively.

	Three Months Ended March 31,
	2014	2015
	(Dollars in thousands)
Net income	$5,777	$43,269
Ineffective portion and termination of hedges(1)	53	—
(Gain) loss on mark to market of interest rate derivative contracts(2)	(681)	111
Non-cash share based payment expense(3)	990	1,170
Term Financing No. 1 hedge loss amortization charges(1)	4,104	3,126
Securitization No. 1 hedge loss amortization charges (1)	3,017	2,781
Adjusted net income	$13,260	$50,457

(1) Included in Interest, net.
(2) Included in Other income (expense).
(3) Included in Selling, general and administrative expenses.

	Three Months Ended March 31,
Weighted-average shares:	2014	2015
Common shares outstanding	80,387,371	80,564,440
Restricted common shares	500,524	515,477
Total weighted-average shares	80,887,895	81,079,917

	Three Months Ended March 31,
Percentage of weighted-average shares:	2014	2015
Common shares outstanding	99.38%	99.36%
Restricted common shares	0.62%	0.64%
Total	100.00%	100.00%

	Three Months Ended March 31,
	2014	2015
Weighted-average common shares outstanding – Basic	80,387,371	80,564,440
Effect of dilutive shares	—	—
Weighted-average common shares outstanding - Diluted (b)	80,387,371	80,564,440

	Three Months Ended March 31,
	2014	2015
	(Dollars in thousands, except per share amounts)
Adjusted net income allocation:
Adjusted net income (loss)	$13,260	$50,457
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(82)	(321)
Adjusted net income allocable to common shares – Basic and Diluted	$13,178	$50,136

Adjusted net income per common share – Basic and Diluted	$0.16	$0.62

(a)
For the three months ended March 31, 2014 and 2015, distributed and undistributed earnings to restricted shares is 0.62% and 0.64% of net income. The amount of restricted share forfeitures for all periods present is immaterial to the allocation of distributed and undistributed earnings.

(b)	For the three months ended March 31, 2014 and 2015, we had no dilutive shares.

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
A hypothetical 100-basis point increase/decrease in our variable interest rates would increase/decrease the minimum contracted rentals on our portfolio as of March 31, 2015 by $3.9 million and $1.9 million, respectively, over the next twelve months. As of March 31, 2015, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $1.6 million and $0.8 million, respectively, net of amounts received from our interest rate derivatives, over the next twelve months.

Item 4.    Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2015. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION
Item 1.    Legal Proceedings
The Company is not a party to any material legal or adverse regulatory proceedings.

Item 1A. Risk Factors
There have been no material changes to the disclosure related to the risk factors described in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2014.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the first quarter of 2015, we purchased our common shares as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (a)
	(Dollars in thousands, except per share amounts)
January	91,709	(b)	$21.37	—	$100,000
February	—		—	—	100,000
March	—		—	—	100,000
Total	91,709		$21.37	—	$100,000

(a)	On October 31, 2014, our Board of Directors authorized the repurchase of $100.0 million of the Company’s common shares.

(b)
Our Compensation Committee approved the repurchase of common shares pursuant to an irrevocable election made under the Aircastle Limited 2014 Omnibus Incentive Plan, in satisfaction of minimum tax withholding obligations associated with the vesting of restricted common shares during the first quarter of 2015.

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
4.2
Indenture, dated as of April 4, 2012, by and between Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the SEC on April 5, 2012).

4.3
Indenture, dated as of November 30, 2012, by and between Aircastle Limited and Wells Fargo Bank, National Association as trustee (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the SEC on November 30, 2012).

4.4
Indenture, dated as of December 5, 2013, by and between Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the SEC on December 6, 2013).

4.5
First Supplemental Indenture, dated as of December 5, 2013, by and between Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed with the SEC on December 6, 2013).

4.6
Second Supplemental Indenture, dated as of March 26, 2014, by and between Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the SEC on March 26, 2014).

4.7
Third Supplemental Indenture, dated as of January 15, 2015, by and between Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the SEC on January 15, 2015).

4.8	Amended and Restated Shareholder Agreement, dated February 18, 2015 by and among Aircastle Limited, Marubeni Corporation and Marubeni Aviation Holding Coöperatief U.A. *
10.1
Amendment Agreement to the Credit Agreement, dated January 26, 2015, by and among Aircastle Limited, the several lenders from time to time parties thereto, and Citibank N.A., in its capacity as agent for the lenders. *

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
99.1	Owned Aircraft Portfolio at March 31, 2015. *
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and March 31, 2015, (ii) Consolidated Statements of Income for the three months ended March 31, 2014 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2015, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2015, and (v) Notes to Unaudited Consolidated Financial Statements. *

*     Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 6, 2015

AIRCASTLE LIMITED
(Registrant)
By:	/s/ Aaron Dahlke
Aaron Dahlke
Chief Accounting Officer and Authorized Officer