Form 10-Q
period 2015-06-30
Aircastle LTD
filed 2015-08-06
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________
FORM 10-Q
 _______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☑
As of July 31, 2015, there were 81,181,495 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries
Form 10-Q

PART I. — FINANCIAL INFORMATION
Item 1.        Financial Statements
Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$242,941	$169,656
Accounts receivable	4,996	3,334
Restricted cash and cash equivalents	161,854	98,884
Restricted liquidity facility collateral	65,000	65,000
Flight equipment held for lease, net of accumulated depreciation of $1,361,420 and $1,294,063	5,953,555	5,579,718
Net investment in finance leases	122,855	106,651
Unconsolidated equity method investment	48,712	46,453
Other assets	203,762	157,317
Total assets	$6,803,675	$6,227,013

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings	$1,427,374	$1,396,454
Borrowings from unsecured financings	2,850,000	2,400,000
Accounts payable, accrued expenses and other liabilities	156,045	140,863
Lease rentals received in advance	56,785	53,216
Liquidity facility	65,000	65,000
Security deposits	111,765	117,689
Maintenance payments	351,148	333,456
Total liabilities	5,018,117	4,506,678

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 250,000,000 shares authorized, 81,181,495 shares issued and outstanding at June 30, 2015; and 80,983,249 shares issued and outstanding at December 31, 2014	812	810
Additional paid-in capital	1,566,268	1,565,180
Retained earnings	242,159	192,805
Accumulated other comprehensive loss	(23,681)	(38,460)
Total shareholders’ equity	1,785,558	1,720,335
Total liabilities and shareholders’ equity	$6,803,675	$6,227,013

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Lease rental revenue	$184,839	$183,231	$361,985	$357,566
Finance lease revenue	1,877	3,897	3,484	7,884
Amortization of lease premiums, discounts and lease incentives	(4,351)	414	(8,175)	(6,177)
Maintenance revenue	21,349	36,182	39,422	39,224
Total lease revenue	203,714	223,724	396,716	398,497
Other revenue	851	2,422	2,145	4,252
Total revenues	204,565	226,146	398,861	402,749

Operating expenses:
Depreciation	77,368	75,784	152,214	149,711
Interest, net	61,551	60,494	123,682	124,757
Selling, general and administrative (including non-cash share based payment expense of $1,387 and $1,228 for the three months ended and $2,557 and $2,218 for the six months ended June 30, 2015 and 2014, respectively)	14,699	14,057	28,631	28,001
Impairment of Aircraft	23,955	28,306	23,955	46,569
Maintenance and other costs	3,663	2,646	6,606	4,509
Total expenses	181,236	181,287	335,088	353,547

Other income (expense):
Gain on sale of flight equipment	21,102	884	27,355	1,994
Loss on extinguishment of debt	—	(36,570)	—	(36,570)
Other	277	—	271	757
Total other income (expense)	21,379	(35,686)	27,626	(33,819)

Income from continuing operations before income taxes	44,708	9,173	91,399	15,383
Income tax provision	4,465	6,558	9,328	7,441
Earnings of unconsolidated equity method investment, net of tax	1,565	521	3,006	971
Net income	$41,808	$3,136	$85,077	$8,913

Earnings per common share — Basic:
Net income per share	$0.51	$0.04	$1.05	$0.11

Earnings per common share — Diluted:
Net income per share	$0.51	$0.04	$1.05	$0.11

Dividends declared per share	$0.22	$0.20	$0.44	$0.40

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$41,808	$3,136	$85,077	$8,913
Other comprehensive income, net of tax:
Net change in fair value of derivatives, net of tax expense of $26 and $0 for the three months ended and tax expense of $23 and $804 for the six months ended June 30, 2015 and 2014, respectively	564	12	436	382
Net derivative loss reclassified into earnings	6,110	8,854	14,343	18,181
Other comprehensive income	6,674	8,866	14,779	18,563
Total comprehensive income	$48,482	$12,002	$99,856	$27,476

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$85,077	$8,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	152,214	149,711
Amortization of deferred financing costs	7,465	6,987
Amortization of net lease discounts and lease incentives	8,175	6,177
Deferred income taxes	(1,363)	3,999
Non-cash share based payment expense	2,557	2,218
Cash flow hedges reclassified into earnings	14,343	18,181
Security deposits and maintenance payments included in earnings	(22,382)	(40,006)
Gain on sale of flight equipment	(27,355)	(1,994)
Loss on extinguishment of debt	—	36,570
Impairment of aircraft	23,955	46,569
Other	108	(91)
Changes in certain assets and liabilities:
Accounts receivable	(1,697)	(3,619)
Other assets	(2,155)	(1,914)
Accounts payable, accrued expenses and other liabilities	7,018	(20,438)
Lease rentals received in advance	3,646	2,742
Net cash provided by operating activities	249,606	214,005
Cash flows from investing activities:
Acquisition and improvement of flight equipment and lease incentives	(797,136)	(834,467)
Proceeds from sale of flight equipment	231,842	246,037
Restricted cash and cash equivalents related to sale of flight equipment	(76,433)	(7,600)
Aircraft purchase deposits and progress payments	(3,461)	(3,785)
Net investment in finance leases	(24,000)	(14,258)
Collections on finance leases	4,795	6,219
Other	(256)	87
Net cash used in investing activities	(664,649)	(607,767)
Cash flows from financing activities:
Issuance of shares net of repurchases	(1,960)	(2,091)
Proceeds from notes and term debt financings	800,000	803,200
Securitization and term debt financing repayments	(319,994)	(827,512)
Debt extinguishment costs	—	(32,835)
Deferred financing costs	(11,658)	(15,834)
Restricted liquidity facility collateral	—	42,000
Liquidity facility	—	(42,000)
Restricted cash and cash equivalents related to financing activities	13,463	29,015
Security deposits and maintenance payments received	71,536	83,144
Security deposits and maintenance payments returned	(27,336)	(44,577)
Payments for terminated cash flow hedges	—	(33,427)
Dividends paid	(35,723)	(32,402)
Net cash provided by (used in) financing activities	488,328	(73,319)
Net increase (decrease) in cash and cash equivalents	73,285	(467,081)
Cash and cash equivalents at beginning of period	169,656	654,613
Cash and cash equivalents at end of period	$242,941	$187,532
Supplemental disclosures of cash flow information:
Cash paid for interest	$89,639	$112,386
Cash paid for income taxes	$3,918	$3,630
Supplemental disclosures of non-cash investing activities:
Purchase deposits, advance lease rentals, security deposits and maintenance payments assumed in asset acquisitions	$7,841	$18,522
Term debt financings assumed in asset acquisitions	$—	$39,061
Advance lease rentals, security deposits, and maintenance payments settled in sale of flight equipment	$40,199	$17,533

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2015

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
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure since the balance sheet date of June 30, 2015 through the date on which the consolidated financial statements included in this Form 10-Q were issued.
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
June 30, 2015

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
On April 7, 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The guidance in the new standard is limited to the presentation of debt issuance costs and does not affect the recognition and measurement of debt issuance costs. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements

Note 2. Fair Value Measurements
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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2015

The following tables set forth our financial assets and liabilities as of June 30, 2015 and December 31, 2014 that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

		Fair Value Measurements at June 30, 2015 Using Fair Value Hierarchy
	Fair Value as of June 30, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$242,941	$242,941	$—	$—	Market
Restricted cash and cash equivalents	161,854	161,854	—	—	Market
Total	$404,795	$404,795	$—	$—

Liabilities:
Derivative liabilities	$2,548	$—	$2,548	$—	Income

		Fair Value Measurements at December 31, 2014 Using Fair Value Hierarchy
	Fair Value as of December 31, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$169,656	$169,656	$—	$—	Market
Restricted cash and cash equivalents	98,884	98,884	—	—	Market
Total	$268,540	$268,540	$—	$—

Liabilities:
Derivative liabilities	$2,879	$—	$2,879	$—	Income

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
For the three and six months ended June 30, 2015 and 2014, we had no transfers into or out of Level 3.
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
June 30, 2015

which uses Level 3 inputs, which include the Company’s assumptions and appraisal data as to future cash proceeds from leasing and selling aircraft.

Aircraft Valuation
During the six months ended June 30, 2015, we impaired two MD-11 freighter aircraft and one 737-800 aircraft and recorded impairment charges totaling $23,955 and recorded maintenance revenue of $18,234.
During the six months ended June 30, 2014, we impaired three 747-400 converted freighter aircraft one Boeing 737-400 aircraft and recorded impairment charges totaling $46,570. For these aircraft, we recorded maintenance revenue of $23,678 and other revenue of $91 and reversed lease incentives of $3,626.

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
The fair value of our Securitization No. 2, which contains a third party credit enhancement, is estimated using a discounted cash flow analysis, based on our current incremental borrowing rates of borrowing arrangements that do not contain third party credit enhancements. The fair values of our ECA term financings and bank financings are estimated using a discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Notes is estimated using quoted market prices.
 The carrying amounts and fair values of our financial instruments at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015		December 31, 2014
	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)
Securitization No. 2	$(334,073)	$(328,611)	$(391,680)	$(376,752)
Credit Facilities	(150,000)	(150,000)	(200,000)	(200,000)
ECA term financings	(427,378)	(447,838)	(449,886)	(471,918)
Bank financings	(665,923)	(684,772)	(554,888)	(560,285)
Senior Notes	(2,700,000)	(2,851,293)	(2,200,000)	(2,300,615)
All of our financial instruments are classified as Level 2 with the exception of our Senior Notes, which are classified as Level 1.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2015

Note 3. Lease Rental Revenues and Flight Equipment Held for Lease
Minimum future annual lease rentals contracted to be received under our existing operating leases of flight equipment at June 30, 2015 were as follows:

Year Ending December 31,	Amount
Remainder of 2015	$370,427
2016	690,925
2017	596,994
2018	513,158
2019	445,429
Thereafter	1,348,048
Total	$3,964,981
Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Region	2015	2014	2015	2014
Asia and Pacific	42%	38%	42%	40%
Europe	28%	28%	29%	29%
South America	15%	15%	14%	12%
Middle East and Africa	9%	9%	9%	9%
North America	6%	10%	6%	10%
Total	100%	100%	100%	100%

The classification of regions in the tables above and in the table and discussion below is determined based on the principal location of the lessee of each aircraft.
For the three months ended June 30, 2015, three customers accounted for 17% of lease rental revenue. No other customer accounted for more than 5% of lease rental revenue. For the three months ended June 30, 2014, three customers accounted for 20% of lease rental revenue. No other customer accounted for more than 5% of lease rental revenue.
For the six months ended June 30, 2015, three customers accounted for 18% of lease rental revenues. No other customer accounted for more than 5% of lease rental revenue. For the six months ended June 30, 2014, three customers accounted for 16% of lease rental revenue. No other customer accounted for more than 5% of lease rental revenue.
The following table sets forth revenue attributable to individual countries representing at least 10% of total revenue based on each lessee’s principal place of business for the three months ended June 30, 2015 and 2014, respectively:

	Three Months Ended June 30,
	2015			2014
Country	Revenue	Percent of Total Revenue	Number of Lessees	Revenue	Percent of Total Revenue	Number of Lessees
India(1)(2)	$—	—%	—	$25,707	11%	1
United States(1)(3)	—	—%	—	24,390	11%	5

(1) Total revenue was less than 10% for the three months ended June 30, 2015
(2) Total revenue for the three months ended June 30, 2014 includes $19,582 of maintenance revenue related to scheduled lease terminations.
(3) Total revenue for the three months ended June 30, 2014 includes $5,986 of maintenance revenue related to a scheduled lease termination.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2015

For the six months ended June 30, 2015 and 2014, respectively, no country represented at least 10% of total revenue based on each lessee’s principal place of business.
Geographic concentration of net book value of flight equipment (includes net book value of flight equipment held for lease and net investment in finance leases) was as follows:

	June 30, 2015		December 31, 2014
Region	Number of Aircraft	Net Book Value %	Number of Aircraft		Net Book Value %
Asia and Pacific	55	41%	46		40%
Europe	67	28%	65		29%
South America	18	17%	13		14%
Middle East and Africa	6	9%	6		10%
North America	15	5%	17		7%
Off-lease	—	—%	1	(1)	—%
Total	161	100%	148		100%

_______________

(1)	Consisted of one Airbus A320-200 aircraft which was subject to a commitment to lease and was delivered to our customer in February 2015.

At June 30, 2015 and December 31, 2014, no country represented at least 10% of net book value of flight equipment based on each lessee’s principal place of business.
 At June 30, 2015 and December 31, 2014, the amounts of lease incentive liabilities recorded in maintenance payments on the consolidated balance sheets were $29,553 and $22,833, respectively.

Note 4. Net Investment in Finance Leases
At June 30, 2015, our net investment in finance leases represents six aircraft leased to two customers in the United States, one aircraft leased to a customer in Canada, and one aircraft leased to a customer in Germany. The following table lists the components of our net investment in finance leases at June 30, 2015:

Amount
Total lease payments to be received	$97,817
Less: Unearned income	(39,095)
Estimated residual values of leased flight equipment (unguaranteed)	64,133
Net investment in finance leases	$122,855

At June 30, 2015, minimum future lease payments on finance leases are as follows:

Year Ending December 31,	Amount
Remainder of 2015	$7,683
2016	15,365
2017	14,843
2018	9,715
2019	9,695
Thereafter	40,516
Total	$97,817

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2015

Note 5. Unconsolidated Equity Method Investment
On December 19, 2013, the Company and an affiliate of Ontario Teachers’ Pension Plan (“Teachers’”) formed a joint venture (the “JV”), in which we hold a 30% equity interest, to invest in leased aircraft. Teachers’ holds more than 9.7% of our outstanding common shares.
The Company recorded a $5,650 guarantee liability, which is reflected in Maintenance payments on the balance sheet and a $5,400 guarantee liability, which is reflected in Security deposits on the balance sheet.

Investment in joint venture at December 31, 2014	$46,453
Investment in joint venture	2,375
Earnings from joint venture, net of tax	3,006
Distributions	(3,122)
Investment in joint venture at June 30, 2015	$48,712

Note 6. Variable Interest Entities
Aircastle consolidates seven VIEs of which it is the primary beneficiary. The operating activities of these VIEs are limited to acquiring, owning, leasing, maintaining, operating and, under certain circumstances, selling the 12 aircraft discussed below.
Securitization
Aircastle is the primary beneficiary of ACS Ireland 2, as we have both the power to direct the activities of the VIE that most significantly impacts the economic performance of such VIE and we bear the significant risk of loss and participate in gains through Class E-1 Securities. Although Aircastle has not guaranteed the ACS Ireland 2 debt, Aircastle wholly owns ACS Bermuda 2, which has fully and unconditionally guaranteed the ACS Ireland 2 VIE obligations. The activity that most significantly impacts the economic performance is the leasing of aircraft. Aircastle Advisor (Ireland) Limited (Aircastle’s wholly owned subsidiary) is the remarketing servicer and is responsible for the leasing of the aircraft. An Irish charitable trust owns 95% of the common shares of ACS Ireland 2. The Irish charitable trust’s risk is limited to its annual dividend of $2. At June 30, 2015, the assets of ACS Ireland 2 include four aircraft transferred into the VIE at historical cost basis in connection with Securitization No. 2.
The assets of the ACS Ireland 2 as of June 30, 2015 are $170,278. The liabilities of the ACS Ireland 2, net of $40,351 Class E-1 Securities held by the Company, which is eliminated in consolidation, as of June 30, 2015 are $117,264.

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
The only assets that the Air Knight VIEs have on their books are financing leases that are eliminated in the consolidated financial statements and deferred financing costs. The related aircraft, with a net book value as of June 30, 2015 of $631,831 were included in our flight equipment held for lease. The consolidated debt outstanding of the Air Knight VIEs as of June 30, 2015 is $427,378.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2015

Note 7. Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured term debt financings are as follows:

	At June 30, 2015				At December 31, 2014
Debt Obligation	Outstanding Borrowings	Number of Aircraft	Interest Rate(1)	Final Stated Maturity(2)	Outstanding Borrowings
Secured Debt Financings:
Securitization No. 2	$334,073	30	0.49%	06/14/37	$391,680
ECA Term Financings	427,378	8	3.02% to 3.96%	12/3/21 to 11/30/24	449,886
Bank Financings	665,923	13	1.19% to 5.09%	10/26/17 to 01/19/26	554,888
Total secured debt financings	1,427,374	51			1,396,454

Unsecured Debt Financings:
Senior Notes due 2017	500,000		6.75%	04/15/17	500,000
Senior Notes due 2018	400,000		4.625%	12/05/18	400,000
Senior Notes due 2019	500,000		6.250%	12/01/19	500,000
Senior Notes due 2020	300,000		7.625%	04/15/20	300,000
Senior Notes due 2021	500,000		5.125%	03/15/21	500,000
Senior Notes due 2022	500,000		5.50%	02/15/22	—
Revolving Credit Facility	150,000		2.44%	05/13/19	200,000
Total unsecured debt financings	2,850,000				2,400,000

Total secured and unsecured debt financings	$4,277,374				$3,796,454

(1)
Reflects the floating rate in effect at the applicable reset date plus the margin for Securitization No. 2, five of our Bank Financings, and our Revolving Credit Facility. All other financings have a fixed rate.

(2)	For Securitization No. 2, all cash flows available after expenses and interest are applied to debt amortization.

The following Securitization includes a liquidity facility commitment described in the table below:

		Available Liquidity
Facility	Liquidity Facility Provider	June 30, 2015	December 31, 2014	Unused Fee	Interest Rate on any Advances
Securitization No. 2	HSH Nordbank AG	$65,000	$65,000	0.50%	1M Libor + 0.75

Secured Debt Financings:

ECA Term Financings

As described in Note 6 - Variable Interest Entities, we refer to our COFACE-supported financings as “ECA Term Financings.” In addition, Aircastle Limited has guaranteed the repayment of the ECA Term Financings. The borrowings under these financings at June 30, 2015 have a weighted average rate of interest of 3.57%.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2015

Bank Financings

In May 2015, we entered into two floating rate loans with The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Development Bank of Japan Inc. These loans, which total $150,000, are secured by two A330-300 aircraft that we acquired in the fourth quarter of 2014.

Our Bank Financings contain, among other customary provisions, a $500,000 minimum net worth covenant and, in some cases, a cross-default to other financings with the same lender. In addition, Aircastle Limited has guaranteed the repayment of the Bank Financings. The borrowings under these financings at June 30, 2015 have a weighted average fixed rate of interest of 3.12%.

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

Revolving Credit Facility

On January 26, 2015, we increased the size of our Revolving Credit Facility from $450,000 to $600,000. On May 13, 2015, we extended the maturity of our Revolving Credit Facility to May 13, 2019. At June 30, 2015, we had $150,000 drawn on the facility.

As of June 30, 2015, we are in compliance with all applicable covenants in all of our financings.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2015

Note 8. Dividends
The following table sets forth the quarterly dividends declared by our board of directors for the periods covered in this report:

Declaration Date	Dividend per Common Share	Aggregate Dividend Amount	Record Date	Payment Date
May 4, 2015	$0.220	$17,863	May 29, 2015	June 15, 2015
February 17, 2015	$0.220	$17,860	March 6, 2015	March 13, 2015
October 31, 2014	$0.220	$17,817	November 28, 2014	December 15, 2014
July 28, 2014	$0.200	$16,201	August 29, 2014	September 12, 2014
May 5, 2014	$0.200	$16,202	May 30, 2014	June 13, 2014
February 21, 2014	$0.200	$16,201	March 7, 2014	March 14, 2014

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted-average shares:
Common shares outstanding	80,566,400	80,389,996	80,565,425	80,388,691
Restricted common shares	650,206	643,590	583,213	572,452
Total weighted-average shares	81,216,606	81,033,586	81,148,638	80,961,143

Percentage of weighted-average shares:
Common shares outstanding	99.20%	99.21%	99.28%	99.29%
Restricted common shares	0.80%	0.79%	0.72%	0.71%
Total	100.00%	100.00%	100.00%	100.00%

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2015

The calculations of both basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Earnings per share – Basic:
Net income	$41,808	$3,136	$85,077	$8,913
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(335)	(25)	(611)	(63)
Earnings available to common shareholders – Basic	$41,473	$3,111	$84,466	$8,850

Weighted-average common shares outstanding – Basic	80,566,400	80,389,996	80,565,425	80,388,691

Earnings per common share – Basic	$0.51	$0.04	$1.05	$0.11

Earnings per share – Diluted:
Net income	$41,808	$3,136	$85,077	$8,913
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(335)	(25)	(611)	(63)
Earnings available to common shareholders – Diluted	$41,473	$3,111	$84,466	$8,850

Weighted-average common shares outstanding – Basic	80,566,400	80,389,996	80,565,425	80,388,691
Effect of dilutive shares(b)	—	—	—	—
Weighted-average common shares outstanding – Diluted	80,566,400	80,389,996	80,565,425	80,388,691

Earnings per common share – Diluted	$0.51	$0.04	$1.05	$0.11

(a)
For the three months ended June 30, 2015 and 2014, distributed and undistributed earnings to restricted shares is 0.80% and 0.79% of net income. For the six months ended June 30, 2015 and 2014, distributed and undistributed earnings to restricted shares is 0.72% and 0.71% of net income. The amount of restricted share forfeitures for all periods present is immaterial to the allocation of distributed and undistributed earnings.

(b)	For the three and six months ended June 30, 2015 and 2014, we had no dilutive shares.

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
The sources of income from continuing operations before income taxes and earnings of unconsolidated equity method investment for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
U.S. operations	$840	$756	$1,220	$1,521
Non-U.S. operations	43,868	8,417	90,179	13,862
Total	$44,708	$9,173	$91,399	$15,383

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2015

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
The consolidated income tax expense for the three and six months ended June 30, 2015 and 2014 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2015 and 2014, respectively.
The Company’s effective tax rate for the three and six months ended June 30, 2015 was 10.0% and 10.2% respectively, compared to 71.5% and 48.4% for the three and six months ended June 30, 2014. Movements in the effective tax rates are generally caused by changes in the proportion of the Company’s pre-tax earnings in taxable and non-tax jurisdictions. For the six months ended June 30, 2014, the interim period effective tax rate reflects the loss on extinguishment of debt in the amount of $36,570 related to Bermuda operations, which was treated as a discrete item with no tax benefit.
Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Notional U.S. federal income tax expense (benefit) at the statutory rate	$15,648	$3,211	$31,990	$5,384
U.S. state and local income tax, net	68	40	110	119
Non-U.S. operations:
Bermuda	(7,368)	2,811	(15,895)	6,240
Ireland	(1,785)	2,537	(2,907)	(752)
Singapore	(1,375)	(1,282)	(2,731)	(2,477)
Other	(901)	(771)	(1,579)	(1,369)
Non-deductible expenses in the U.S.	191	19	361	318
Other	(13)	(7)	(21)	(22)
Income tax provision	$4,465	$6,558	$9,328	$7,441

Note 11. Interest, Net
The following table shows the components of interest, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$51,413	$48,172	$101,648	$99,857
Hedge ineffectiveness losses	294	6	294	59
Amortization of interest rate derivatives related to deferred losses	6,110	8,854	14,343	18,181
Amortization of deferred financing fees	3,766	3,567	7,465	6,987
Interest Expense	61,583	60,599	123,750	125,084
Less interest income	(32)	(105)	(68)	(327)
Interest, net	$61,551	$60,494	$123,682	$124,757

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2015

Note 12. Commitments and Contingencies
On June 12, 2015, Aircastle entered into a purchase agreement with Embraer S.A. (“Embraer”) under which we agreed to acquire 25 new E-Jet E2 aircraft with purchase rights for an additional 25 E-Jet E2 aircraft. Deliveries of the 25 aircraft are scheduled to begin in 2018 for the E190-E2 aircraft and 2019 for the E195-E2 aircraft with the last delivery scheduled in March 2021. At June 30, 2015, the table below includes $142,170 of progress payments, which begin in May 2016.
At June 30, 2015, we had commitments to acquire 34 aircraft, including the 25 Embraer E-2 referenced aircraft above, for $1,266,550.
Commitments, including contractual price escalations and other adjustments, for these aircraft at June 30, 2015, net of amounts already paid, are as follows:

Year Ending December 31,	Amount
Remainder of 2015	$197,350
2016	132,122
2017	33,002
2018	258,130
2019	293,267
Thereafter	352,679
Total	$1,266,550

Note 13. Other Assets
The following table describes the principal components of other assets on our consolidated balance sheet as of:

	June 30, 2015	December 31, 2014
Deferred debt issuance costs, net of amortization of $59,062 and $53,094, respectively	$57,000	$51,867
Deferred federal income tax asset	420	567
Lease incentives and lease premiums, net of amortization of $28,836 and $26,477, respectively	90,074	75,587
Flight equipment held for sale	2,895	7,455
Other assets	53,373	21,841
Total other assets	$203,762	$157,317

Note 14. Accounts Payable, Accrued Expenses and Other Liabilities
The following table describes the principal components of accounts payable, accrued expenses and other liabilities recorded on our consolidated balance sheet as of:

	June 30, 2015	December 31, 2014
Accounts payable and accrued expenses	$49,863	$40,765
Deferred federal income tax liability	35,853	37,340
Accrued interest payable	40,125	27,795
Lease discounts, net of amortization of $14.189 and $9,247, respectively	27,656	32,084
Fair value of derivative liabilities	2,548	2,879
Total accounts payable, accrued expenses and other liabilities	$156,045	$140,863

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2015

Note 15. Accumulated Other Comprehensive Loss
The following table describes the principal components of accumulated other comprehensive loss recorded on our consolidated balance sheet as of:

Changes in accumulated other comprehensive loss by component(a)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Beginning balance	$(30,355)	$(66,208)	$(38,460)	$(75,905)
Amount recognized in other comprehensive loss on derivatives, net of tax expense of $14 and tax benefit of $15 for the three months and tax expense of $0 and tax expense of $721 for the six months ended June 30, 2015 and 2014, respectively	(317)	(1,197)	(1,395)	(3,577)
Amounts reclassified from accumulated other comprehensive loss into income, net of tax expense of $12 and $15 for the three months and tax expense of $23 and $83 for the six months ended June 30, 2015 and 2014, respectively	6,991	10,063	16,174	22,140
Net current period other comprehensive income	6,674	8,866	14,779	18,563
Ending balance	$(23,681)	$(57,342)	$(23,681)	$(57,342)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2015

Reclassifications from accumulated other comprehensive loss(a)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amount of effective amortization of net deferred interest rate derivative losses(b)	$6,110	$8,854	$14,343	$18,181
Effective amount of net settlements of interest rate derivatives, net of tax expense of $12 and $15 for the three months and $23 and $83 for the six months ended June 30, 2015 and 2014, respectively(b)	881	1,209	1,831	3,959
Amount of loss reclassified from accumulated other comprehensive loss into income(c)	$6,991	$10,063	$16,174	$22,140

(a) All amounts are net of tax.
(b) Included in interest expense.
(c) This represents the effective amounts of actual cash paid related to the net settlements of the interest rate derivatives plus any effective amortization of net deferred interest rate derivative losses.

At June 30, 2015, the amount of deferred net loss expected to be reclassified from OCI into interest expense over the next 12 months related to our terminated interest rate derivatives is $16,895, of which $1,166 relates to Term Financing No. 1 interest rate derivatives, $10,272 relates to Securitization No. l interest rate derivatives, $4,148 relates to ECA Term Financings for New A330 Aircraft, and $1,309 relates to other financings.
At June 30, 2015, the amount of loss expected to be reclassified from OCI into interest expense over the next 12 months related to net interest settlements on active interest rate derivatives is $2,250.

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
All statements included or incorporated by reference in this Quarterly Report on Form 10-Q (this “report”), other than characterizations of historical fact, are forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not necessarily limited to, statements relating to our ability to acquire, sell, lease or finance aircraft, raise capital, pay dividends, and increase revenues, earnings, EBITDA, Adjusted EBITDA and Adjusted Net Income and the global aviation industry and aircraft leasing sector. Words such as “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “may,” “will,” “would,” “could,” “should,” “seeks,” “estimates” and variations on these words and similar expressions are intended to identify such forward-looking statements. These statements are based on our historical performance and that of our subsidiaries and on our current plans, estimates and expectations and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements; Aircastle can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any such forward-looking statements which are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. These risks or uncertainties include, but are not limited to, those described from time to time in Aircastle’s filings with the SEC and previously disclosed under “Risk Factors” in Part I - Item 1 A of Aircastle’s 2014 Annual Report on Form 10-K, and elsewhere in this report. In addition, new risks and uncertainties emerge from time to time, and it is not possible for Aircastle to predict or assess the impact of every factor that may cause its actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this report. Aircastle expressly disclaims any obligation to revise or update publicly any forward-looking statement to reflect future events or circumstances.

WEBSITE AND ACCESS TO THE COMPANY’S REPORTS
The Company’s website can be found at www.aircastle.com. Our annual reports on Forms 10-K, quarterly reports on Forms 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) are available free of charge through our website under “Investors — SEC Filings” as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.
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

OVERVIEW

We acquire, lease, and sell commercial jet aircraft with large, global operator bases and long useful lives. As of June 30, 2015, our portfolio consisted of 161 aircraft leased to 52 lessees located in 32 countries. Our aircraft fleet is managed by an experienced team based in the United States, Ireland and Singapore. Typically, our aircraft are subject to net leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs, although in a majority of cases, we are obligated to pay a portion of specified maintenance or modification costs. As of June 30, 2015, the net book value of our flight equipment and finance lease aircraft was $6.08 billion compared to $5.69 billion at December 31, 2014. Our revenues and net income for the three and six months ended June 30, 2015 were $204.6 million and $41.8 million, and $398.9 million and $85.1 million, respectively.
Growth in commercial air traffic is broadly correlated with world economic activity and has been expanding at a rate one to two times the rate of global GDP growth. The expansion of air travel has driven a rise in the world aircraft fleet. There are currently more than 18,000 commercial mainline passenger and freighter aircraft in operation worldwide. This fleet is expected to continue expanding at an average annual rate of three to five percent per annum over the next 20 years. In addition, aircraft leasing companies own an increasing share of the world’s commercial jet aircraft and now account for approximately 40% of this fleet.
Notwithstanding the sector’s long-term growth, the aviation markets have been, and are expected to remain, subject to economic variability on a global basis and regional basis, as well as to changes in macroeconomic relations such as fuel price levels and foreign exchange rates. The industry is susceptible to external shocks, such as regional conflicts, terrorist events, and to disruptions caused by severe weather events and other natural phenomena. Mitigating these risks is the portability of the assets, allowing aircraft to be redeployed in locations where demand is higher.
For the first six months of 2015, air traffic data showed a continued strong trend in passenger market growth, whereas air cargo traffic data showed slow improvement as world trade and economic growth increased.  According to the International Air Transport Association, global passenger traffic increased by 6.3% and air cargo traffic increased by 3.5% during the first six months of 2015 as compared to the same period in 2014.  Passenger traffic growth was strong, driven by rising economic growth and business confidence.  The air cargo market, which is more sensitive than the passenger sector to economic conditions, appears to have stabilized but continues to be hampered by overcapacity.
There are significant regional variations in demand for both passenger and air cargo. Emerging market economies have been experiencing significant increases in air traffic, driven by rising levels of per capita air travel. Air traffic in other regions is being driven by long-term structural changes in global traffic flows, particularly the growth in long-haul "hub and spoke" traffic flowing through the Persian Gulf. In contrast, mature markets, such as North America and Western Europe, are likely to grow more slowly in tandem with their economies. Finally, airlines operating in areas with political instability or where there are geopolitical conflicts, such as Russia, have seen more modest growth and their outlook is more uncertain. Periodic health concerns may also play a role in the near-term development of air traffic in certain regions. However, in aggregate, we believe that passenger and cargo traffic will likely increase over time, and as a result, we expect demand for modern, fuel efficient aircraft will continue to remain strong over the long-term.
Capital availability for aircraft has varied over time, and we consider this variability to be a basic characteristic of our business. However, both debt and equity markets have improved globally over the past several years with the recovery from the global financial crisis. Strong U.S. debt capital markets conditions benefited certain borrowers by permitting access to financing at historic lows while higher fees have driven down export credit agency ("ECA") demand. Commercial bank debt continues to play a critical role in the air finance market with traditional aviation lenders, along with a number of new entrants, providing capacity to top tier airlines and lessors, although we believe regulatory pressures have limited the extent of the bank market's recovery. We believe these market forces should generate attractive new investment and trading opportunities upon which we are well placed to capitalize given our access to the U.S. capital markets. Over the longer term, our strategy is to achieve an investment grade credit rating, which we believe will reduce our borrowing costs and enable more reliable access to debt capital throughout the business cycle.
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

•
Selling assets when attractive opportunities arise and for portfolio management purposes. We pursue asset sales, as opportunities arise over the course of the business cycle, with the aim of realizing profits and reinvesting proceeds where more accretive investments are available. We also use asset sales for portfolio management purposes, such as reducing lessee specific concentrations and lowering residual value exposures to certain aircraft types, and as an exit from investments when a sale would provide the greatest expected cash flow for us.

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

•
Intending to pay quarterly dividends to our shareholders based on the Company’s sustainable earnings levels. However our ability to pay quarterly dividends will depend upon many factors, including those as described in Item 1A. “Risk Factors,” and elsewhere in our 2014 Annual Report on Form 10-K. On May 4, 2015, our board of directors declared a regular quarterly dividend of $0.22 per common share, or an aggregate of $17.9 million for the three months ended June 30, 2015, which was paid on June 15, 2015 to holders of record on May 29, 2015. These dividends may not be indicative of the amount of any future dividends.

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

2015 Lease Expirations and Lease Placements
At June 30, 2015, we had three aircraft which are scheduled to come off lease during 2015 for which we have not yet secured lease or sales commitments. These aircraft account for 0.3% of our net book value of flight equipment (including flight equipment held for lease and net investment in finance leases). We currently expect to sell these aircraft.

2016-2019 Lease Expirations and Lease Placements
Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in the period 2016-2019 representing the percentage of our net book value of flight equipment (including flight equipment held for lease and net investment in finance leases) at June 30, 2015 specified below:

•	2016: 12 aircraft, representing 5%;

•	2017: 19 aircraft, representing 13%;

•	2018: 13 aircraft, representing 10%; and

•	2019: 14 aircraft, representing 10%.

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

Income Tax Provision
We obtained an assurance from the Minister of Finance of Bermuda under the Exempted Undertakings Tax Protection Act 1966 that, in the event that any legislation is enacted in Bermuda imposing any tax computed on profits or income, or computed on any capital asset, gain or appreciation or any tax in the nature of estate duty or inheritance tax, such tax shall not, until March 2035, be applicable to us or to any of our operations or to our shares, debentures or other obligations except insofar as such tax applies to persons ordinarily resident in Bermuda or to any taxes payable by us in respect of real property owned or leased by us in Bermuda. Consequently, the provision for income taxes recorded relates to income earned by certain subsidiaries of the Company which are located in, or earn income in, jurisdictions that impose income taxes, primarily Ireland, Singapore and the United States.
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

Acquisitions and Sales
During the first six months of 2015, we acquired 25 aircraft for $806.7 million. At June 30, 2015, we had commitments to acquire 34 additional aircraft for $1.27 billion, including the acquisition of 25 new E-Jet E-2 aircraft from Embraer. As of July 31, 2015, after taking into account three aircraft acquisitions during July 2015, we have commitments to acquire 31 aircraft for $1.18 billion.
During the first six months of 2015, we sold 12 aircraft and other flight equipment for $231.8 million which resulted in a net gain of $27.4 million.

Six Months Ended June 30, 2015	Number		Gain (Loss) on
	of	Maintenance	Sale of Flight		Pre-tax
	Aircraft	Revenue	Equipment	Impairment	Impact
	(Dollars in thousands)
Opportunistic Sales	10	$—	$26,250	$—	$26,250
Exit Sales	2	7,034	1,530	(5,328)	3,236
Total Sales	12	7,034	27,780	(5,328)	29,486
Freighter Exits (1)	2	11,412	(425)	(17,852)	(6,865)
Total	14	$18,446	$27,355	$(23,180)	$22,621

_______________

(1) We intend to sell these freighter aircraft in the third quarter of 2015.

The following table sets forth certain information with respect to the aircraft owned by us as of June 30, 2015:

AIRCASTLE AIRCRAFT INFORMATION (dollars in millions)

	Owned Aircraft as of June 30, 2015(1)	Owned Aircraft as of June 30, 2014(1)
Flight Equipment	$6,076	$5,651
Unencumbered Flight Equipment	$3,705	$3,187
Number of Aircraft	161	148
Number of Unencumbered Aircraft	110	91
Number of Lessees	52	63
Number of Countries	32	37
Weighted Average Age – Passenger (years)(2)	7.3	7.9
Weighted Average Age – Freighter (years)(2)	12.9	12.6
Weighted Average Age – Combined (years)(2)	8.0	8.6
Weighted Average Remaining Passenger Lease Term (years)(3)	6.1	5.1
Weighted Average Remaining Freighter Lease Term (years)(3)	4.0	3.7
Weighted Average Remaining Combined Lease Term (years)(3)	5.8	4.9
Weighted Average Fleet Utilization during the three months ended June 30, 2015 and 2014(4)	99.1%	100.0%
Weighted Average Fleet Utilization during the six months ended June 30, 2015 and 2014(4)	98.9%	99.0%
Portfolio Yield for the three months ended June 30, 2015 and 2014(5)	12.6%	13.1%
Portfolio Yield for the six months ended June 30, 2015 and 2014(5)	12.6%	13.3%

(1)	Calculated using net book value of flight equipment held for lease and net investment in finance leases at period end.

(2)	Weighted average age by net book value.

(3)	Weighted average remaining lease term by net book value.

(4)	Aircraft on-lease days as a percent of total days in period weighted by net book value.

(5)	Lease rental revenue for the period as a percent of the average net book value of flight equipment held for lease for the period; quarterly information is annualized.

Our owned aircraft portfolio as of June 30, 2015 is listed in Exhibit 99.1 to this report.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of June 30, 2015		Owned Aircraft as of June 30, 2014
	Number of Aircraft	% of Net Book Value(1)	Number of Aircraft	% of Net Book Value(1)
Aircraft Type
Passenger:
Narrowbody	111	41%	90	30%
Widebody	35	46%	42	54%
Total Passenger	146	87%	132	84%
Freighter	15	13%	16	16%
Total	161	100%	148	100%

Manufacturer
Airbus	83	52%	61	41%
Boeing	73	46%	82	57%
Embraer	5	2%	5	2%
Total	161	100%	148	100%

Regional Diversification
Asia and Pacific	55	41%	46	40%
Europe	67	28%	62	27%
South America	18	17%	13	14%
Middle East and Africa	6	9%	6	10%
North America	15	5%	21	9%
Total	161	100%	148	100%

(1)	Calculated using net book value of flight equipment held for lease and net investment in finance leases at period end.

Our largest customer represents less than 7% of the net book value of flight equipment held for lease (includes net book value of flight equipment held for lease and net investment in finance leases) at June 30, 2015. Our top 15 customers for aircraft we owned at June 30, 2015, representing 78 aircraft and 64% of the net book value of flight equipment held for lease, are as follows:

Percent of Net Book Value	Customer	Country	Number of Aircraft
Greater than 6% per customer	LATAM	Chile	3

3% to 6% per customer	Iberia	Spain	18
	South African Airways	South Africa	4
	Avianca Brazil	Brazil	7
	Thai Airways	Thailand	2
	Singapore Airlines	Singapore	4
	AirBridgeCargo	Russia	3
	AirAsia X	Malaysia	3
	Lion Air	Indonesia	7
	Emirates	United Arab Emirates	2
	Garuda	Indonesia	4
	Air Berlin	Germany	9
	AirAsia	Malaysia	8

Less than 3% per customer	Virgin Australia	Australia	2
	Avianca	Colombia	2

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
See “Liquidity and Capital Resources” below.

RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2015 to the three months ended June 30, 2014:

	Three Months Ended June 30,
	2015	2014
	(Dollars in thousands)
Revenues:
Lease rental revenue	$184,839	$183,231
Finance lease revenue	1,877	3,897
Amortization of net lease premiums, discounts and lease incentives	(4,351)	414
Maintenance revenue	21,349	36,182
Total lease revenue	203,714	223,724
Other revenue	851	2,422
Total revenues	204,565	226,146
Operating expenses:
Depreciation	77,368	75,784
Interest, net	61,551	60,494
Selling, general and administrative	14,699	14,057
Impairment of aircraft	23,955	28,306
Maintenance and other costs	3,663	2,646
Total operating expenses	181,236	181,287
Other income (expense):
Gain on sale of flight equipment	21,102	884
Loss on extinguishment of debt	—	(36,570)
Other	277	—
Total other income (expense)	21,379	(35,686)
Income from continuing operations before income taxes	44,708	9,173
Income tax provision	4,465	6,558
Earnings of unconsolidated equity method investment, net of tax	1,565	521
Net income	$41,808	$3,136

Revenues
Total revenues decreased by 9.5%, or $21.6 million, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, primarily as a result of the following:
Lease rental revenue. The increase in lease rental revenue of $1.6 million for the three months ended June 30, 2015 as compared to the same period in 2014 was primarily the result of $37.7 million of revenue reflecting the impact of 24 aircraft purchased in 2015 and 25 aircraft purchased in 2014.
This increase was offset partially by a decrease in lease rental revenue of:

•	$26.6 million due to aircraft sales; and

•	$9.4 million due to lease extensions, amendments, transitions and other changes.
Finance lease revenue. For the three months ended June 30, 2015, $1.9 million of interest income from finance leases was recognized as compared to $3.9 million of interest income from finance leases recorded for the same period in 2014 due to the sale of six aircraft during the second quarter of 2014 and two aircraft during the second quarter of 2015.

Amortization of net lease premiums, discounts and lease incentives.

	Three Months Ended June 30,
	2015	2014
	(Dollars in thousands)
Amortization of lease incentives	$(4,066)	$(382)
Amortization of lease premiums	(2,771)	(2,183)
Amortization of lease discounts	2,486	2,979
Amortization of net lease premiums, discounts and lease incentives	$(4,351)	$414

As more fully described above under “Revenues,” lease incentives represent our estimated portion of the lessee’s cost for heavy maintenance, overhaul or replacement of certain high-value components which is amortized over the life of the related lease. As we enter into new leases, the amortization of lease incentives generally increases and, conversely, if a related lease terminates, the related unused lease incentive liability will reduce the amortization of lease incentives. The increase in amortization of lease incentives of $3.7 million for the three months ended June 30, 2015 as compared to the same period in 2014 was primarily attributable to the reversal of $3.6 million of lease incentive amortization in the three months ended June 30, 2014 related to a change in the forecasted maintenance events for one lease.

Maintenance revenue.
Scheduled lease terminations. For the three months ended June 30, 2015, we recorded $21.3 million of maintenance revenue from five scheduled lease terminations. For the same period in 2014, we recorded $30.2 million of maintenance revenue from eight scheduled lease terminations and $6.0 million from a change in estimate for an aircraft returned in December 2014.

Operating expenses
Total operating expenses decreased slightly for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, primarily as a result of the following:
Depreciation expense increased by 2.1%, or $1.6 million for the three months ended June 30, 2015 as compared to the same period in 2014. The net increase is primarily the result of:

•	a $12.5 million increase in depreciation for aircraft acquired;

•	a $2.0 million increase due to changes in asset lives and residual values; and

•	a $1.1 million increase due to capitalized aircraft improvements being fully depreciated.
This increase was offset by a $14.0 million decrease in depreciation for aircraft sales.

Interest, net consisted of the following:

	Three Months Ended June 30,
	2015	2014
	(Dollars in thousands)
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$51,413	$48,172
Hedge ineffectiveness losses	294	6
Amortization of interest rate derivatives related to deferred losses	6,110	8,854
Amortization of deferred financing fees and notes discount	3,766	3,567
Interest Expense	61,583	60,599
Less interest income	(32)	(105)
Interest, net	$61,551	$60,494
Interest, net increased by $1.1 million, or 1.8%, over the three months ended June 30, 2014. The net increase is primarily a result of higher interest on borrowings of $3.2 million, driven primarily by a higher weighted average debt outstanding for the three months ended June 30, 2015 as compared to a year ago.
This increase was partially offset by a $2.7 million decrease in amortization of interest rate derivatives related to deferred losses.
Selling, general and administrative expenses for the three months ended June 30, 2015 increased slightly over the same period in 2014. Non-cash share based expense was $1.4 million and $1.2 million for the three months ended June 30, 2015 and 2014, respectively.
Impairment of Aircraft. See “Summary of Impairments and Recoverability Assessment” below for a detailed discussion of impairment charges related to certain aircraft.
Maintenance and other costs were $3.7 million for the three months ended June 30, 2015, an increase of $1.0 million over the same period in 2014. The net increase is primarily related to higher maintenance costs of $1.3 million related to unscheduled terminations and $0.2 million related to scheduled terminations and transitions, partially offset by a decrease in other costs of $0.6 million for the three months ended June 30, 2015 versus the same period in 2014.

Other income (expense)
Total other income increased by $57.1 million for the three months ended June 30, 2015 as compared to total other (expense) in the same period in 2014, primarily as a result of the following:

Gain on sale of flight equipment consisted of eight “opportunistic” aircraft sales and two “exit” sales in the three months ended June 30, 2015 as compared to eleven and six, respectively, in the same period in 2014.

Three Months Ended June 30, 2015	Number		Gain on
	of	Maintenance	Sale of Flight		Pre-tax
	Aircraft	Revenue	Equipment	Impairment	Impact
	(Dollars in thousands)
Opportunistic Sales	8	$—	$19,572	$—	$19,572
Exit Sales	2	7,034	1,530	(5,328)	3,236
Total Sales	10	7,034	21,102	(5,328)	22,808
Freighter Exits (1)	2	11,200	—	(17,852)	(6,652)
Total	12	$18,234	$21,102	$(23,180)	$16,156

_______________

(1) We intend to sell these freighter aircraft in the third quarter of 2015.

Loss on extinguishment of debt. We did not record any loss on extinguishment of debt in the three months ended June 30, 2015. During the second quarter of 2014, we repaid our 9.75% Senior Notes due 2018 and recorded $36.6 million in debt extinguishment costs.

Income tax provision
Our provision for income taxes for the three months ended June 30, 2015 and 2014 was $4.5 million and $6.6 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland, Singapore and the United States. The decrease in our income tax provision of approximately $2.1 million for the three months ended June 30, 2015 as compared to the same period in 2014 was primarily attributable to changes in operating income subject to tax in Ireland, Singapore, the United States and other jurisdictions and the treatment of the $36.6 million loss on extinguishment of debt relating to Bermuda operations as a discrete item with no tax benefit in 2014.
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

Other comprehensive income

	Three Months Ended June 30,
	2015	2014
	(Dollars in thousands)
Net income	$41,808	$3,136
Net change in fair value of derivatives, net of tax expense of $26 and $0, respectively	564	12
Derivative loss reclassified into earnings	6,110	8,854
Total comprehensive income	$48,482	$12,002

Other comprehensive income was $48.5 million for the three months ended June 30, 2015, an increase of $36.5 million from the $12.0 million of other comprehensive income for the three months ended June 30, 2014. Other comprehensive income for the three months ended June 30, 2015 consisted primarily of:

•	$41.8 million of net income; and

•	$6.1 million of amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.
Other comprehensive income for the three months ended June 30, 2014 consisted primarily of:

•	$3.1 million of net income; and

•	$8.9 million of amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.

RESULTS OF OPERATIONS
Comparison of the six months ended June 30, 2015 to the six months ended June 30, 2014:

	Six Months Ended June 30,
	2015	2014
	(Dollars in thousands)
Revenues:
Lease rental revenue	$361,985	$357,566
Finance lease revenue	3,484	7,884
Amortization of net lease premiums, discounts and lease incentives	(8,175)	(6,177)
Maintenance revenue	39,422	39,224
Total lease revenue	396,716	398,497
Other revenue	2,145	4,252
Total revenues	398,861	402,749
Operating expenses:
Depreciation	152,214	149,711
Interest, net	123,682	124,757
Selling, general and administrative	28,631	28,001
Impairment of aircraft	23,955	46,569
Maintenance and other costs	6,606	4,509
Total operating expenses	335,088	353,547
Other income (expense):
Gain on sale of flight equipment	27,355	1,994
Loss on extinguishment of debt	—	(36,570)
Other	271	757
Total other income (expense)	27,626	(33,819)
Income from continuing operations before income taxes	91,399	15,383
Income tax provision	9,328	7,441
Earnings of unconsolidated equity method investment, net of tax	3,006	971
Net income	$85,077	$8,913

Revenues
Total revenues decreased by 1.0%, or $3.9 million, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, primarily as a result of the following:
Lease rental revenue. The increase in lease rental revenue of $4.4 million for the six months ended June 30, 2015 as compared to the same period in 2014 was primarily the result of $78.3 million of revenue reflecting the 24 aircraft purchased in 2015 and 31 aircraft purchased in 2014.
This increase was offset partially by a decrease in lease rental revenue of:

•	$53.1 million due to aircraft sales; and

•	$19.2 million due to lease extensions, amendments and transitions and $1.6 million from other changes.
Finance lease revenue. For the six months ended June 30, 2015, $3.5 million of interest income from finance leases was recognized as compared to $7.9 million of interest income from finance leases recorded for the same period in 2014 as a result of the sale of two aircraft during the second quarter of 2015 and six aircraft during the second quarter of 2014.

Amortization of net lease premiums, discounts and lease incentives.

	Six Months Ended June 30,
	2015	2014
	(Dollars in thousands)
Amortization of lease incentives	$(7,751)	$(6,154)
Amortization of lease premiums	(5,366)	(4,513)
Amortization of lease discounts	4,942	4,490
Amortization of net lease premiums, discounts and lease incentives	$(8,175)	$(6,177)

As more fully described above under “Revenues,” lease incentives represent our estimated portion of the lessee’s cost for heavy maintenance, overhaul or replacement of certain high-value components which is amortized over the life of the related lease. As we enter into new leases, the amortization of lease incentives generally increases and, conversely, if a related lease terminates, the related unused lease incentive liability will reduce the amortization of lease incentives. The increase in amortization of lease incentives of $1.6 million for the six months ended June 30, 2015 as compared to the same period in 2014 was primarily attributable to $1.5 million of lease incentive amortization related to aircraft that have been transitioned during the six months ended June 30, 2015, partially offset by the reversal of $3.8 million of lease incentive amortization in the six months ended June 30, 2014 related to a change in the forecasted maintenance events for one lease.
As more fully described above under “Revenues,” lease premiums represent the present value of the amount above current lease rates for acquired aircraft with attached leases. The increase in amortization of lease premiums of $0.9 million for the six months ended June 30, 2015 as compared to the same period in 2014 resulted primarily from four aircraft purchased during the first six months of 2015 and ten aircraft purchased during the fourth quarter of 2014.

Maintenance revenue.
Scheduled lease terminations. For the six months ended June 30, 2015, we recorded $39.4 million of maintenance revenue from 12 scheduled lease terminations. For the same period in 2014, we recorded $55.4 million of maintenance revenue from 12 scheduled lease terminations offset by $16.4 million of contra maintenance revenue related to three scheduled lease terminations.
Other revenue. For the six months ended June 30, 2015, other revenue was $2.1 million, which primarily represents additional fees earned from two lessees in connection with the early termination of six leases. For the six months ended 2014, other revenue was $4.3 million which primarily represents additional fees earned from one lessee in connection with the early termination of one lease.

Operating expenses
Total operating expenses decreased by 5.2%, or $18.5 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, primarily as a result of the following:
Depreciation expense increased by 1.7%, or $2.5 million for the six months ended June 30, 2015 as compared to the same period in 2014. The net increase is primarily the result of:

•	a $25.9 million increase in depreciation for aircraft acquired; and

•	a $4.3 million increase due to changes in asset lives and residual values; and

•	a $1.5 million increase due to capitalized aircraft improvements being fully depreciated.
This increase was offset by a $29.2 million decrease in depreciation for aircraft sales.

Interest, net consisted of the following:

	Six Months Ended June 30,
	2015	2014
	(Dollars in thousands)
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$101,648	$99,857
Hedge ineffectiveness losses	294	59
Amortization of interest rate derivatives related to deferred losses	14,343	18,181
Amortization of deferred financing fees and notes discount	7,465	6,987
Interest Expense	123,750	125,084
Less interest income	(68)	(327)
Interest, net	$123,682	$124,757
Interest, net decreased by $1.1 million, or 0.9%, over the six months ended June 30, 2014. The net decrease is primarily a result of a $3.8 million decrease in amortization of interest rate derivatives related to deferred losses.
This decrease was primarily offset by higher interest on borrowings of $1.8 million, driven primarily by a higher weighted average debt outstanding for the six months ended June 30, 2015 as compared to a year ago.
Selling, general and administrative expenses for the six months ended June 30, 2015 increased slightly over the same period in 2014. Non-cash share based expense was $2.6 million and $2.2 million for the six months ended June 30, 2015 and 2014, respectively.
Impairment of Aircraft. See “Summary of Impairments and Recoverability Assessment” below for a detailed discussion of impairment charges related to certain aircraft.
Maintenance and other costs were $6.6 million for the six months ended June 30, 2015, an increase of $2.1 million over the same period in 2014. The net increase is primarily related to higher maintenance costs of $2.7 million related to unscheduled terminations and $0.4 million related to scheduled terminations and transitions, partially offset by a decrease in other costs of $1.0 million for the six months ended June 30, 2015 versus the same period in 2014.

Other income (expense)
Total other income increased $61.4 million for the six months ended June 30, 2015 as compared to total other (expense) in the same period in 2014, primarily as a result of the following:

Gain on sale of flight equipment consisted of ten “opportunistic” aircraft sales and two “exit” sales in the six months ended June 30, 2015 as compared to eleven and twelve, respectively, in the same period in 2014.

Six Months Ended June 30, 2015	Number		Gain (Loss) on
	of	Maintenance	Sale of Flight		Pre-tax
	Aircraft	Revenue	Equipment	Impairment	Impact
	(Dollars in thousands)
Opportunistic Sales	10	$—	$26,250	$—	$26,250
Exit Sales	2	7,034	1,530	(5,328)	3,236
Total Sales	12	7,034	27,780	(5,328)	29,486
Freighter Exits (1)	2	11,412	(425)	(17,852)	(6,865)
Total	14	$18,446	$27,355	$(23,180)	$22,621

_______________

(1) We intend to sell these freighter aircraft in the third quarter of 2015.

Loss on extinguishment of debt. We did not record any loss on extinguishment of debt in the six months ended June 30, 2015. During the second quarter of 2014, we repaid our 9.75% Senior Notes due 2018 and recorded $36.6 million in debt extinguishment costs.

Other decreased by $0.5 million related to the mark to market value of an undesignated interest rate derivative.

Income tax provision
Our provision for income taxes for the six months ended June 30, 2015 and 2014 was $9.3 million and $7.4 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland, Singapore and the United States. The increase in our income tax provision of approximately $1.9 million for the six months ended June 30, 2015 as compared to the same period in 2014 was primarily attributable to changes in operating income subject to tax in Ireland, Singapore, the United States and other jurisdictions and the treatment of the $36.6 million loss on extinguishment of debt relating to Bermuda operations as a discrete item with no tax benefit in 2014.
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

Other comprehensive income

	Six Months Ended June 30,
	2015	2014
	(Dollars in thousands)
Net income	$85,077	$8,913
Net change in fair value of derivatives, net of tax expense of $23 and $804, respectively	436	382
Derivative loss reclassified into earnings	14,343	18,181
Total comprehensive income	$99,856	$27,476

Other comprehensive income was $99.9 million for the six months ended June 30, 2015, an increase of $72.4 million from the $27.5 million of other comprehensive income for the six months ended June 30, 2014. Other comprehensive income for the six months ended June 30, 2015 consisted primarily of:

•	$85.1 million of net income; and

•	$14.3 million of amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.
Other comprehensive income for the six months ended June 30, 2014 consisted primarily of:

•	$8.9 million of net income; and

•	$18.2 million of amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.

Summary of Impairments and Recoverability Assessment
During the six months ended June 30, 2015, we impaired two MD-11 freighter aircraft and one 737-800 aircraft and recorded impairment charges totaling $24.0 million and recorded maintenance revenue of $18.2 million.
During the six months ended June 30, 2014, we impaired three 747-400 converted freighter aircraft one Boeing 737-400 aircraft and recorded impairment charges totaling $46.6 million. For these aircraft, we recorded maintenance revenue of $23.7 million and other revenue of $0.1 million and reversed lease incentives of $3.6 million.

Aircraft Monitoring List
At June 30, 2015, we considered four freighter aircraft with a total net book value of $106.7 million to be more susceptible to failing our recoverability assessments due to their sensitivity to changes in contractual cash flows, future cash flow estimates and aircraft residual or scrap values.

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
Going forward, we expect to continue to seek liquidity from these sources and other sources, subject to pricing and conditions that we consider satisfactory.
During the first six months of 2015, we met our liquidity and capital resource needs with $249.6 million of cash from operations, $500.0 million in gross proceeds from the issuance of our Senior Notes due 2022, $150.0 million of bank financings secured by two aircraft, $150.0 million draw down on our Revolving Credit Facility and $231.8 million of cash from aircraft sales.
In addition, we increased our revolving credit facility from $450.0 million to $600.0 million and we extended the maturity of our Revolving Credit Facility to May 13, 2019.
As of June 30, 2015, the weighted average maturity of our secured and unsecured debt financings was 4.3 years and we are in compliance with all applicable covenants.
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

Cash Flows

	Six Months Ended June 30,
	2015	2014
	(Dollars in thousands)
Net cash flow provided by operating activities	$249,606	$214,005
Net cash flow used in investing activities	(664,649)	(607,767)
Net cash flow provided by (used in) financing activities	488,328	(73,319)
Operating Activities:
Cash flow from operations was $249.6 million and $214.0 million for the six months ended June 30, 2015 and June 30, 2014, respectively. The increase in cash flow from operations of approximately $35.6 million for the six months ended June 30, 2015 versus the same period in 2014 was primarily a result of:
•a $22.7 million decrease in cash paid for interest;

•	a $20.2 million increase in maintenance revenues; and

•	a $5.3 million increase in cash from lease rentals.
These inflows were offset by:
•a $4.4 million decrease in cash interest from finance leases;
•a $2.1 million increase in cash paid for maintenance; and
•a $0.3 million increase in cash paid for taxes.
Investing Activities:
Cash used in investing activities was $664.6 million and $607.8 million, respectively, for the six months ended June 30, 2015 and June 30, 2014, respectively. The increase in cash flow used in investing activities of $56.9 million for the six months ended June 30, 2015 versus the same period in 2014, was primarily a result of:
•a $68.8 million increase in restricted cash and cash equivalents related to the sale of flight equipment;
•a $14.2 million decrease in proceeds from the sale of flight equipment; and
•an $11.2 million decrease in net investments in finance leases.
These outflows were offset by a $37.3 million decrease in the acquisition and improvement of flight equipment.
Financing Activities:
Cash provided by financing activities was $488.3 million for the six months ended June 30, 2015 as compared to $73.3 million of cash used in financing activities for the six months ended June 30, 2014. The net increase in cash flow provided by financing activities of $561.6 million for the six months ended June 30, 2015 versus the same period in 2014 was a result of:

•
a $507.5 million decrease in securitization and term debt financing repayments, primarily due to the repayment of $219.9 million for Securitization No. 1 and $450.0 million of our 9.75% Senior Notes due 2018 in 2014;

•	a $33.4 million decrease in payments for terminated cash flow hedges in 2014;

•	a $32.8 million decrease in debt extinguishment costs in 2014;

•	an $8.6 million increase in maintenance payments received net of maintenance payments returned; and

•	a $4.2 million decrease in deferred financings costs.
These increases were offset partially by:

•	a $15.6 million decrease in restricted cash and cash equivalents related to financing activities;

•	a $3.3 million increase in dividends;

•	a $3.2 million decrease in proceeds from notes and term debt financings; and

•	a $2.9 million decrease in security deposits received net of security deposits returned.

Debt Obligations
For complete information on our debt obligations, please refer to Note 7 - Secured and Unsecured Debt Financings in the Notes to Unaudited Consolidated Financial Statements above.

Contractual Obligations
Our contractual obligations consist of principal and interest payments on variable and fixed rate liabilities, interest payments on interest rate derivatives, other aircraft acquisition and conversion agreements and rent payments pursuant to our office leases. Total contractual obligations increased to $6.50 billion at June 30, 2015 from approximately $5.30 billion at December 31, 2014 due primarily to:

•
an increase in borrowings and interest payments as a result of the closing of our Senior Notes due 2022 in January 2015, additional bank financings on aircraft and borrowing on our revolving credit facility; and

•an increase in aircraft purchase obligations due primarily to the Embraer purchase agreement signed in June 2015.
The following table presents our actual contractual obligations and their payment due dates as of June 30, 2015.

	Payments Due By Period as of June 30, 2015
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Principal payments:
Senior Notes due 2017 - 2022	$2,700,000	$—	$500,000	$1,200,000	$1,000,000
Revolving Credit Facility	150,000	—	—	150,000	—
Securitization No. 2(1)	334,073	254,291	79,782	—	—
ECA Term Financings(2)	427,378	46,191	97,439	104,566	179,182
Bank Financings(3)	670,945	59,974	171,047	137,865	302,059
Total principal payments	4,282,396	360,456	848,268	1,592,431	1,481,241
Interest payments on debt obligations and derivative instruments(4)	942,037	206,541	357,653	254,003	123,840
Office leases(5)	6,113	958	1,633	1,530	1,992
Purchase obligations(6)	1,266,550	198,590	248,323	608,228	211,409
Total	$6,497,096	$766,545	$1,455,877	$2,456,192	$1,818,482

(1)
Estimated principal payments for these non-recourse financings are based on excess cash flows available from forecasted lease rentals, net maintenance funding and proceeds from asset dispositions after the payment of forecasted operating expenses and interest payments, including interest payments on existing interest rate derivative agreements and policy provider fees.

(2)	Includes scheduled principal payments based upon eight fixed rate, 12-year, fully amortizing loans.

(3)	Includes principal payments based upon individual loan amortization schedules.

(4)	Future interest payments on variable rate, LIBOR-based debt obligations and derivative instruments are estimated using the interest rate in effect at June 30, 2015.
(5) Represents contractual payment obligations for our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.
(6) At June 30, 2015, we had commitments to acquire 34 aircraft for $1,266,550, including the acquisition of 25 new E-Jet E-2 aircraft from Embraer S.A. Committed amounts for the purchase of aircraft include estimated amounts for pre-delivery deposits, contractual price escalation and other adjustments. As of July 31, 2015, after taking into account three aircraft acquisitions during July 2015, we have commitments to acquire 31 aircraft for $1,177,900.

Capital Expenditures
We make capital expenditures from time to time in connection with improvements made to our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the six months ended June 30, 2015 and 2014, we incurred a total of $26.5 million and $14.1 million, respectively, of capital expenditures (including lease incentives) related to the acquisition and improvement of aircraft.

As of June 30, 2015, the weighted average age (by net book value) of our aircraft was approximately 8.0 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Under our leases, the lessee is primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement. At June 30, 2015, we had a $351.1 million maintenance payment liability on our balance sheet, which is a $17.7 million increase from December 31, 2014. The increase consisted of net maintenance cash inflows of $11.0 million and an increase in lease incentive liabilities of $6.7 million. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.
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

Off-Balance Sheet Arrangements
We have entered into a joint venture with an affiliate of Ontario Teachers’ Pension Plan, in which we hold a 30% equity interest, which does not qualify for consolidated accounting treatment. The assets and liabilities of this joint venture are off our balance sheet and we only record our net investment under the equity method of accounting. See Note 5 - Unconsolidated Equity Method Investment in the Notes to Unaudited Consolidated Financial Statements above. At June 30, 2015, the net book value of the joint venture’s five aircraft was approximately $493 million.

Foreign Currency Risk and Foreign Operations
At June 30, 2015, all of our leases are payable to us in U.S. dollars. However, we incur Euro- and Singapore dollar-denominated expenses in connection with our subsidiaries in Ireland and Singapore. For the six months ended June 30, 2015, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated approximately $7.4 million in U.S. dollar equivalents and represented approximately 26% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, our international operations and our exposure to foreign currency risk will likely increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases we may enter into hedging transactions in the future to mitigate this risk. For the six months ended June 30, 2015 and 2014, we incurred insignificant net gains and losses on foreign currency transactions.

Hedging
The following table summarizes the deferred (gains) and losses and related amortization into interest expense for our terminated interest rate derivative contracts for the six months ended June 30, 2015 and 2014:

Hedged Item	Original Maximum Notional Amount	Effective Date	Maturity Date	Fixed Rate %	Termination Date	Deferred (Gain) or Loss Upon Termination	Unamortized Deferred (Gain) or Loss at June 30, 2015	Amount of Deferred (Gain) or Loss Amortized (including Accelerated Amortization) into Interest Expense For the Six Months Ended June 30,		Amount of Deferred (Gain) or Loss Expected to be Amortized over the Next Twelve Months
								2015	2014
	(Dollars in Thousands)
Securitization No. 2	410,000	Feb-07	Apr-17	5.14	Jun-07	(3,119)	(132)	(201)	(130)	(109)
Senior Notes due 2017 and 2020	150,000	Jul-07	Dec-17	5.14	Mar-08	15,281	2,636	583	656	1,166
Senior Notes due 2019	491,718	May-13	May-15	5.31	De-designated – Mar-12 Terminated – April-12	31,403	—	4,401	7,943	—
Senior Notes due 2018	360,000	Jan-08	Feb-19	5.16	Partial – Jun-08 Full – Oct-08	23,077	4,706	747	797	1,418
ECA Term Financing for New A330 Aircraft	231,000	Apr-10	Oct-15	5.17	Partial – Jun-08 Full – Dec-08	15,310	398	604	349	398
ECA Term Financing for New A330 Aircraft	238,000	Jan-11	Apr-16	5.23	Dec-08	19,430	2,060	1,471	1,623	2,060
ECA Term Financing for New A330 Aircraft	238,000	Jul-11	Sep-16	5.27	Dec-08	17,254	1,953	920	1,016	1,690
Senior Notes due 2018	451,911	Jun-06	Jun-16	5.78	Feb-14	20,762	7,939	4,269	4,157	7,939
Senior Notes due 2018	108,089	Jun-06	Jun-16	5.78	Feb-14	6,101	2,333	1,254	1,222	2,333
Total						$145,499	$21,893	$14,048	$17,633	$16,895

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

The table below shows the reconciliation of net income to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2015 and 2014, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Net income	$41,808	$3,136	$85,077	$8,913
Depreciation	77,368	75,784	152,214	149,711
Amortization of net lease discounts and lease incentives	4,351	(414)	8,175	6,177
Interest, net	61,551	60,494	123,682	124,757
Income tax provision	4,465	6,558	9,328	7,441
EBITDA	189,543	145,558	378,476	296,999
Adjustments:
Impairment of aircraft	23,955	28,306	23,955	46,569
Loss on extinguishment of debt	—	36,570	—	36,570
Non-cash share based payment expense	1,387	1,228	2,557	2,218
Gain on mark to market of interest rate derivative contracts	(277)	—	(166)	(681)
Adjusted EBITDA	$214,608	$211,662	$404,822	$381,675

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

The table below shows the reconciliation of net income to ANI for the three and six months ended June 30, 2015 and 2014, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Net income	$41,808	$3,136	$85,077	$8,913
Loss on extinguishment of debt(2)	—	36,570	—	36,570
Ineffective portion and termination of hedges(1)	294	9	294	62
Gain on mark to market of interest rate derivative contracts(2)	(277)	—	(166)	(681)
Non-cash share based payment expense(3)	1,387	1,228	2,557	2,218
Term Financing No. 1 hedge loss amortization charges(1)	1,275	3,839	4,401	7,943
Securitization No. 1 hedge loss amortization charges (1)	2,742	2,910	5,523	5,927
Adjusted net income	$47,229	$47,692	$97,686	$60,952

(1) Included in Interest, net.
(2) Included in Other income (expense).
(3) Included in Selling, general and administrative expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
Weighted-average shares:	2015	2014	2015	2014
Common shares outstanding	80,566,400	80,389,996	80,565,425	80,388,691
Restricted common shares	650,206	643,590	583,213	572,452
Total weighted-average shares	81,216,606	81,033,586	81,148,638	80,961,143

	Three Months Ended June 30,		Six Months Ended June 30,
Percentage of weighted-average shares:	2015	2014	2015	2014
Common shares outstanding	99.20%	99.21%	99.28%	99.29%
Restricted common shares	0.80%	0.79%	0.72%	0.71%
Total	100.00%	100.00%	100.00%	100.00%

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted-average common shares outstanding – Basic	80,566,400	80,389,996	80,565,425	80,388,691
Effect of dilutive shares	—	—	—	—
Weighted-average common shares outstanding - Diluted (b)	80,566,400	80,389,996	80,565,425	80,388,691

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share amounts)
Adjusted net income allocation:
Adjusted net income (loss)	$47,229	$47,692	$97,686	$60,952
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(378)	(379)	(702)	(431)
Adjusted net income allocable to common shares – Basic and Diluted	$46,851	$47,313	$96,984	$60,521

Adjusted net income per common share – Basic and Diluted	$0.58	$0.59	$1.20	$0.75

(a)
For the three months ended June 30, 2015 and 2014, distributed and undistributed earnings to restricted shares is 0.80% and 0.79% of net income. For the six months ended June 30, 2015 and 2014, distributed and undistributed earnings to restricted shares is 0.72% and 0.71% of net income. The amount of restricted share forfeitures for all periods present is immaterial to the allocation of distributed and undistributed earnings.

(b)	For the three and six months ended June 30, 2015 and 2014, we had no dilutive shares.

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
A hypothetical 100-basis point increase/decrease in our variable interest rates would increase/decrease the minimum contracted rentals on our portfolio as of June 30, 2015 by $4.1 million and $2.2 million, respectively, over the next twelve months. As of June 30, 2015, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $3.6 million and $1.7 million, respectively, net of amounts received from our interest rate derivatives, over the next twelve months.

Item 4.    Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2015. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION
Item 1.    Legal Proceedings
The Company is not a party to any material legal or adverse regulatory proceedings.

Item 1A. Risk Factors
Except for the risk factor stated below, there have been no material changes to the disclosure related to the risk factors described in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2014.
Risks Related to our Order of New Embraer E-Jet E2 Aircraft
We do not have lease commitments or financing in place for the 25 E-Jet E2 aircraft that we have contracted to purchase from Embraer which are scheduled for delivery between 2018 and 2021. Our ability to lease these aircraft on favorable terms, if at all, may be adversely affected by desirability of this new aircraft type and risks to the commercial airline industry generally. If we are unable to obtain the necessary financing or otherwise satisfy our contractual obligations to Embraer, we will be subject to several potential risks, including:

•
forfeiting advance deposits and progress payments to Embraer, as well as incurring certain significant costs related to these commitments such as actual damages and legal, accounting and financial advisory expenses;

•	defaulting on any future lease commitments, which could result in monetary damages and strained relationships with lessees;

•	failing to realize the benefits of purchasing and leasing such aircraft; and

•	risking harm to our business reputation, which would make it more difficult to purchase and lease aircraft in the future on agreeable terms, if at all.
In addition, the Embraer E-Jet E2 is a new aircraft variant under development and is not yet in production. While the E-Jet E2 aircraft will incorporate a modified version of the recently introduced Pratt & Whitney geared turbofan engine, it is also not in production. Airframe and engine manufacturers have occasionally experienced delays and technical difficulties in bringing new aircraft and engine types to market. If any aircraft for which we have made future lease commitments is delayed or if Embraer is unable to produce the aircraft in compliance with the performance specifications, some or all of our affected lessees might be able to terminate their leases with respect to such aircraft. Moreover, our purchase agreement with Embraer and the anticipated future leases for these aircraft contain certain cancellation rights related to delays in delivery. Any such termination could strain our relations with those lessees going forward. Lastly, we will rely on Embraer to return any advance deposits and progress payments if they are unable to meet their obligations to us and we may not be able to recover such amounts if Embraer defaults or becomes insolvent. Any of these events could materially and adversely affect our financial results and operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the second quarter of 2015, we purchased our common shares as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1 through April 30	—		$—	—	$100,000,000
May 1 through May 31	—		—	—	100,000,000
June 1 through June 30	10,638	(b)	0.01	—	100,000,000
Total	10,638		$0.01	—	$100,000,000

(a)	On October 31, 2014, our Board of Directors authorized the repurchase of $100.0 million of the Company’s common shares.

(b)	Reflects the repurchase of unvested common shares from a former employee of the Company.

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

4.8
Amended and Restated Shareholder Agreement, dated February 18, 2015 by and among Aircastle Limited, Marubeni Corporation and Marubeni Aviation Holding Coöperatief U.A. (incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2015).

10.1
Amendment Agreement to the Credit Agreement, dated January 26, 2015, by and among Aircastle Limited, the several lenders from time to time parties thereto, and Citibank N.A., in its capacity as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2015).

10.2
Amendment Agreement to the Credit Agreement, dated May 13, 2015, by and among Aircastle Limited, the several lenders from time to time parties thereto, and Citibank N.A., in its capacity as agent for the lenders. *

10.3	Purchase Agreement COM0270-15, dated as of June 12, 2015, by and between Aircastle Holding Corporation and Embraer S.A. * †
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
99.1	Owned Aircraft Portfolio at June 30, 2015. *
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (v) Notes to Unaudited Consolidated Financial Statements. *

*     Filed herewith.
† Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission. Such portions have been omitted in reliance on a request for confidential treatment.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 6, 2015

AIRCASTLE LIMITED
(Registrant)
By:	/s/ Aaron Dahlke
Aaron Dahlke
Chief Accounting Officer and Authorized Officer