Form 10-Q
period 2015-09-30
Aircastle LTD
filed 2015-11-03
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________
FORM 10-Q
 _______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☑
As of October 30, 2015, there were 81,187,495 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries
Form 10-Q

PART I. — FINANCIAL INFORMATION
Item 1.        Financial Statements
Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$149,041	$169,656
Accounts receivable	3,046	3,334
Restricted cash and cash equivalents	84,258	98,884
Restricted liquidity facility collateral	65,000	65,000
Flight equipment held for lease, net of accumulated depreciation of $1,403,443 and $1,294,063, respectively	5,885,807	5,579,718
Net investment in finance leases	120,882	106,651
Unconsolidated equity method investment	49,131	46,453
Other assets	131,231	105,450
Total assets	$6,488,396	$6,175,146

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings, net of debt issuance costs	$1,277,361	$1,373,131
Borrowings from unsecured financings, net of debt issuance costs	2,717,859	2,371,456
Accounts payable, accrued expenses and other liabilities	154,209	140,863
Lease rentals received in advance	60,447	53,216
Liquidity facility	65,000	65,000
Security deposits	114,594	117,689
Maintenance payments	338,515	333,456
Total liabilities	4,727,985	4,454,811

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 250,000,000 shares authorized, 81,181,495 shares issued and outstanding at September 30, 2015; and 80,983,249 shares issued and outstanding at December 31, 2014	812	810
Additional paid-in capital	1,567,692	1,565,180
Retained earnings	210,310	192,805
Accumulated other comprehensive loss	(18,403)	(38,460)
Total shareholders’ equity	1,760,411	1,720,335
Total liabilities and shareholders’ equity	$6,488,396	$6,175,146

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Lease rental revenue	$188,038	$178,886	$550,023	$536,452
Finance lease revenue	1,868	1,463	5,352	9,347
Amortization of lease premiums, discounts and lease incentives	(2,113)	(1,075)	(10,288)	(7,252)
Maintenance revenue	15,726	(4,189)	55,148	35,035
Total lease revenue	203,519	175,085	600,235	573,582
Other revenue	8,555	2,511	10,700	6,763
Total revenues	212,074	177,596	610,935	580,345

Operating expenses:
Depreciation	85,324	75,519	237,538	225,230
Interest, net	60,381	56,794	184,063	181,551
Selling, general and administrative (including non-cash share based payment expense of $1,424 and $949 for the three months ended and $3,981 and $3,167 for the nine months ended September 30, 2015 and 2014, respectively)	14,032	13,817	42,663	41,818
Impairment of Aircraft	78,403	20,436	102,358	67,005
Maintenance and other costs	2,520	713	9,126	5,222
Total expenses	240,660	167,279	575,748	520,826

Other income (expense):
Gain on sale of flight equipment	15,679	11,390	43,034	13,384
Loss on extinguishment of debt	—	—	—	(36,570)
Other	70	1	341	758
Total other income (expense)	15,749	11,391	43,375	(22,428)

Income (loss) from continuing operations before income taxes	(12,837)	21,708	78,562	37,091
Income tax provision	2,709	3,484	12,037	10,925
Earnings of unconsolidated equity method investment, net of tax	1,557	927	4,563	1,898
Net income (loss)	$(13,989)	$19,151	$71,088	$28,064

Earnings (loss) per common share — Basic:
Net income (loss) per share	$(0.17)	$0.24	$0.88	$0.35

Earnings (loss) per common share — Diluted:
Net income (loss) per share	$(0.17)	$0.24	$0.88	$0.35

Dividends declared per share	$0.22	$0.20	$0.66	$0.60

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income (loss)	$(13,989)	$19,151	$71,088	$28,064
Other comprehensive income, net of tax:
Net change in fair value of derivatives, net of tax expense of $3 and $21 for the three months ended and tax expense of $26 and $825 for the nine months ended September 30, 2015 and 2014, respectively	272	1,643	708	2,025
Net derivative loss reclassified into earnings	5,006	8,549	19,349	26,730
Other comprehensive income	5,278	10,192	20,057	28,755
Total comprehensive income (loss)	$(8,711)	$29,343	$91,145	$56,819

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$71,088	$28,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	237,538	225,230
Amortization of deferred financing costs	11,211	10,493
Amortization of net lease discounts and lease incentives	10,288	7,252
Deferred income taxes	(1,455)	(2,623)
Non-cash share based payment expense	3,981	3,167
Cash flow hedges reclassified into earnings	19,349	26,730
Security deposits and maintenance payments included in earnings	(20,645)	(38,257)
Gain on sale of flight equipment	(43,034)	(13,384)
Loss on extinguishment of debt	—	36,570
Impairment of aircraft	102,358	67,005
Other	269	(2,278)
Changes in certain assets and liabilities:
Accounts receivable	253	(1,603)
Other assets	(4,382)	(1,691)
Accounts payable, accrued expenses and other liabilities	14,085	17,138
Lease rentals received in advance	7,566	4,162
Net cash provided by operating activities	408,470	365,975
Cash flows from investing activities:
Acquisition and improvement of flight equipment and lease incentives	(1,034,578)	(939,651)
Proceeds from sale of flight equipment	343,020	563,882
Restricted cash and cash equivalents related to sale of flight equipment	—	(24,606)
Aircraft purchase deposits and progress payments	(4,421)	1,315
Net investment in finance leases	(24,000)	(14,258)
Collections on finance leases	6,768	8,096
Unconsolidated equity method investment and associated costs	—	(8,592)
Distributions from unconsolidated equity method investment in excess of earnings	—	997
Other	(260)	(466)
Net cash used in investing activities	(713,471)	(413,283)
Cash flows from financing activities:
Issuance of shares net of repurchases	(1,960)	(2,092)
Proceeds from secured and unsecured debt financings	800,000	803,200
Repayments of secured and unsecured debt financings	(548,359)	(895,459)
Debt extinguishment costs	—	(32,835)
Deferred financing costs	(12,185)	(15,843)
Restricted liquidity facility collateral	—	42,000
Liquidity facility	—	(42,000)
Restricted cash and cash equivalents related to financing activities	14,626	32,987
Security deposits and maintenance payments received	114,644	131,136
Security deposits and maintenance payments returned	(28,797)	(72,030)
Payments for terminated cash flow hedges	—	(33,427)
Dividends paid	(53,583)	(48,604)
Net cash provided by (used in) financing activities	284,386	(132,967)
Net increase (decrease) in cash and cash equivalents	(20,615)	(180,275)
Cash and cash equivalents at beginning of period	169,656	654,613
Cash and cash equivalents at end of period	$149,041	$474,338
Supplemental disclosures of cash flow information:
Cash paid for interest	$129,696	$135,880
Cash paid for income taxes	$9,665	$4,382
Supplemental disclosures of non-cash investing activities:
Purchase deposits, advance lease rentals, security deposits and maintenance payments assumed in asset acquisitions	$8,461	$20,837
Term debt financings assumed in asset acquisitions	$—	$39,061
Advance lease rentals, security deposits, and maintenance payments settled in sale of flight equipment	$77,624	$65,831
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2015

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
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure since the balance sheet date of September 30, 2015 through the date on which the consolidated financial statements included in this Form 10-Q were issued.
Effective July 1, 2015, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2015-03, Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The guidance in the new standard is limited to the presentation of debt issuance costs and does not affect the recognition and measurement of debt issuance costs. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance is applied on a retrospective basis. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
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
September 30, 2015

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
On May 28, 2014, the FASB and the International Accounting Standards Board (the “IASB”) (collectively, the Boards), jointly issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Lease contracts within the scope of ASC 840, Leases, are specifically excluded from ASU No. 2014-09. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. The standard is effective for public entities beginning after December 15, 2017. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. The Company is currently evaluating the impact of the ASU on its consolidated financial statements and related disclosures.
On August 27, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40). The standard requires management of public companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management should evaluate whether there are conditions or events, considered in the aggregate, that raises substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued, when applicable). The standard is effective for annual periods ending after December 15, 2016 and interim periods thereafter, and early adoption is permitted. We do not believe the standard will have a material impact on our consolidated financial statements and related disclosures when adopted.

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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2015

The following tables set forth our financial assets and liabilities as of September 30, 2015 and December 31, 2014 that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

		Fair Value Measurements at September 30, 2015 Using Fair Value Hierarchy
	Fair Value as of September 30, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$149,041	$149,041	$—	$—	Market
Restricted cash and cash equivalents	84,258	84,258	—	—	Market
Total	$233,299	$233,299	$—	$—

Liabilities:
Derivative liabilities	$2,433	$—	$2,433	$—	Income

		Fair Value Measurements at December 31, 2014 Using Fair Value Hierarchy
	Fair Value as of December 31, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$169,656	$169,656	$—	$—	Market
Restricted cash and cash equivalents	98,884	98,884	—	—	Market
Total	$268,540	$268,540	$—	$—

Liabilities:
Derivative liabilities	$2,879	$—	$2,879	$—	Income

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
For the three and nine months ended September 30, 2015 and 2014, we had no transfers into or out of Level 3.
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
September 30, 2015

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

Aircraft Valuation
Annual Fleet-Wide Review
We perform our annual fleet-wide recoverability assessment during the third quarter of each year. This recoverability assessment is a comparison of the carrying value of each aircraft to its undiscounted expected future cash flows. We develop the assumptions used in the recoverability assessment, including those relating to current and future demand for each aircraft type, based on management's experience in the aircraft leasing industry, as well as information received from third party sources. Estimates of the undiscounted cash flows for each aircraft type are impacted by changes in contracted and future expected lease rates, residual values, expected scrap values, economic conditions and other factors.
In our 2015 assessment, we reduced forecasted future cash flows for our six Boeing 747-400 converted freighter aircraft not subject to sales agreements, all of which are more than twenty years old. Our new forecast reflects the persisting glut of supply in the air cargo market resulting from weak growth in demand combined with the growth in capacity arising from new production air freighters and higher belly capacity in latest generation wide-body passenger aircraft. In addition to these market-wide impacts, our older freighters were affected specifically by the imposition of age limits in certain countries and by lower utilization levels.
As a result, we determined that each of our older converted freighter aircraft was on its last lease, and we reduced our residual value assumptions for these aircraft and expect to scrap them following lease expiry. During the third quarter of 2015, we therefore impaired four of these aircraft, which had an aggregate net book value as of August 31, 2015 of $115,888, writing down their book values by a total of $34,575, with a fair value date of September 1, 2015. For one of these aircraft, we recorded maintenance revenue of $5,858, as we no longer plan to reinvest these funds.
In the 2014 assessment, we determined that the cash flows expected to be generated by two of our McDonnell Douglas MD-11 freighter aircraft did not support their carrying values. As a result, during the third quarter of 2014, we impaired these two aircraft, which had an aggregate net book value as of June 30, 2014 of $53,777, writing down their book values by a total of $19,515. We also shortened their expected lives from 25 to 21 years and reduced their residual values.
Other Impairments
In September 2015, Malaysian Airline System (“MAS”) informed us that it was effectively rejecting the lease on our Boeing 777-200ER aircraft as part of its restructuring. This aircraft, which was manufactured in 1998, is the only one of its type in our fleet and the only aircraft we had on lease to MAS. We repossessed it in October 2015. We reduced the carrying value of this aircraft to our best estimate of scrap value. While we haven’t made a decision to dispose of the aircraft, this write-down was driven by weak overall demand tor older widebody aircraft, an increase in the supply of competing aircraft and the difficulty of recovering high redeployment costs given the proliferation of aircraft age limits across the world. This write-down resulted in an impairment of $37,770, partially offset by $1,200 of other revenue from a letter of credit we drew following the lease rejection.
Also in September 2015, we modified the lease agreement with respect to one Airbus A321-200 aircraft. We elected not to reinvest in certain major maintenance events during the lease term, and the lessee agreed to release its rights to certain maintenance payments. As a result, we recorded an impairment of $6,058 and maintenance revenue of $7,109 for this aircraft.
In the second quarter of 2015, we impaired two McDonnell Douglas MD-11 freighter aircraft and one Boeing 737-800 aircraft and recorded impairment charges totaling $23,955 and maintenance revenue of $18,234.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2015

During the nine months ended September 30, 2014, we impaired three Boeing 747-400 converted freighter aircraft and one Boeing 737-400 aircraft and recorded impairment charges totaling $46,570. For these aircraft, we recorded maintenance revenue of $24,262 and other revenue of $137 and reversed lease incentives of $3,626.
Other than the aircraft discussed above, management believes that the net book value of each of our aircraft is currently supported by the estimated future undiscounted cash flows expected to be generated by that aircraft, and accordingly, no other aircraft were impaired as a consequence of this recoverability assessment. However, if our estimates or assumptions change, we may revise our cash flow assumptions and record future impairment charges. While we believe that the estimates and related assumptions used in the recoverability assessment are appropriate, actual results could differ from those estimates.

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
 The carrying amounts and fair values of our financial instruments at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015		December 31, 2014
	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)
Securitization No. 2	$(229,969)	$(226,385)	$(391,680)	$(376,752)
Credit Facilities	(50,000)	(50,000)	(200,000)	(200,000)
ECA term financings	(415,988)	(441,218)	(449,886)	(471,918)
Bank financings	(653,486)	(674,706)	(554,888)	(560,285)
Senior Notes	(2,700,000)	(2,820,988)	(2,200,000)	(2,300,615)
All of our financial instruments are classified as Level 2 with the exception of our Senior Notes, which are classified as Level 1.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2015

Note 3. Lease Rental Revenues and Flight Equipment Held for Lease
Minimum future annual lease rentals contracted to be received under our existing operating leases of flight equipment at September 30, 2015 were as follows:

Year Ending December 31,	Amount
Remainder of 2015	$182,038
2016	701,166
2017	614,693
2018	535,419
2019	469,377
Thereafter	1,531,375
Total	$4,034,068

Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Region	2015	2014	2015	2014
Asia and Pacific	43%	39%	42%	40%
Europe	28%	29%	28%	29%
South America	16%	13%	15%	12%
Middle East and Africa	9%	9%	9%	9%
North America	4%	10%	6%	10%
Total	100%	100%	100%	100%

The classification of regions in the tables above and in the table and discussion below is determined based on the principal location of the lessee of each aircraft.
For the three months ended September 30, 2015, our two largest customers each accounted for more than 5% of lease rental revenue for a combined 12%. No other customer accounted for more than 5% of lease rental revenue. For the three months ended September 30, 2014, our four largest customers each accounted for more than 5% of lease rental revenue for a combined 24%. No other customer accounted for more than 5% of lease rental revenue.
For the nine months ended September 30, 2015, our three largest customers each accounted for more than 5% of lease rental revenue for a combined 17%. No other customer accounted for more than 5% of lease rental revenue. For the nine months ended September 30, 2014, our three largest customers each accounted for more than 5% of lease rental revenue for a combined 17%. No other customer accounted for more than 5% of lease rental revenue.

For the three and nine months ended September 30, 2015 and 2014, respectively, no country represented at least 10% of total revenue based on each lessee’s principal place of business.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2015

Geographic concentration of net book value of flight equipment (includes net book value of flight equipment held for lease and net investment in finance leases) was as follows:

	September 30, 2015			December 31, 2014
Region	Number of Aircraft		Net Book Value %	Number of Aircraft		Net Book Value %
Asia and Pacific	54		42%	46		40%
Europe	66		27%	65		29%
South America	18		17%	13		14%
Middle East and Africa	6		9%	6		10%
North America	15		5%	17		7%
Off-lease	1	(1)	—%	1	(2)	—%
Total	160		100%	148		100%

_______________

(1)	Consists of one Boeing 777-200ER aircraft, which we are marketing for lease or sale.

(2)	Consisted of one Airbus A320-200 aircraft, which was subject to a commitment to lease and was delivered to our customer in February 2015.

The following table sets forth net book value of flight equipment (includes net book value of flight equipment held for lease and net investment in finance leases) attributable to individual countries representing at least 10% of net book value of flight equipment based on each lessee’s principal place of business as of:

	September 30, 2015			December 31, 2014
Region	Net Book Value	Net Book Value %	Number of Lessees	Net Book Value	Net Book Value %	Number of Lessees
Indonesia	$637,810	11%	3	$—	—%	—

At September 30, 2015 and December 31, 2014, the amounts of lease incentive liabilities recorded in maintenance payments on the consolidated balance sheets were $27,500 and $22,833, respectively.

Note 4. Net Investment in Finance Leases
At September 30, 2015, our net investment in finance leases represents six aircraft leased to two customers in the United States, one aircraft leased to a customer in Canada, and one aircraft leased to a customer in Germany. The following table lists the components of our net investment in finance leases at September 30, 2015:

Amount
Total lease payments to be received	$93,976
Less: Unearned income	(37,227)
Estimated residual values of leased flight equipment (unguaranteed)	64,133
Net investment in finance leases	$120,882

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2015

At September 30, 2015, minimum future lease payments on finance leases are as follows:

Year Ending December 31,	Amount
Remainder of 2015	$3,842
2016	15,365
2017	14,843
2018	9,715
2019	9,695
Thereafter	40,516
Total	$93,976

Note 5. Unconsolidated Equity Method Investment
On December 19, 2013, the Company and an affiliate of Ontario Teachers’ Pension Plan (“Teachers’”) formed a joint venture (the “JV”), in which we hold a 30% equity interest, to invest in leased aircraft. Teachers’ holds 9.7% of our outstanding common shares.
The Company recorded a $6,270 guarantee liability, which is reflected in Maintenance payments on the balance sheet and a $5,400 guarantee liability, which is reflected in Security deposits on the balance sheet.

Investment in joint venture at December 31, 2014	$46,453
Investment in joint venture	2,994
Earnings from joint venture, net of tax	4,563
Distributions	(4,879)
Investment in joint venture at September 30, 2015	$49,131

Note 6. Variable Interest Entities
Aircastle consolidates seven VIEs of which it is the primary beneficiary. The operating activities of these VIEs are limited to acquiring, owning, leasing, maintaining, operating and, under certain circumstances, selling the 12 aircraft discussed below.
Securitization
Aircastle is the primary beneficiary of ACS Ireland 2, as we have both the power to direct the activities of the VIE that most significantly impacts the economic performance of such VIE and we bear the significant risk of loss and participate in gains through Class E-1 Securities. Although Aircastle has not guaranteed the ACS Ireland 2 debt, Aircastle wholly owns ACS Bermuda 2, which has fully and unconditionally guaranteed the ACS Ireland 2 VIE obligations. The activity that most significantly impacts the economic performance is the leasing of aircraft. Aircastle Advisor (Ireland) Limited (Aircastle’s wholly owned subsidiary) is the remarketing servicer and is responsible for the leasing of the aircraft. An Irish charitable trust owns 95% of the common shares of ACS Ireland 2. The Irish charitable trust’s risk is limited to its annual dividend of $2. At September 30, 2015, the assets of ACS Ireland 2 include four aircraft transferred into the VIE at historical cost basis in connection with Securitization No. 2.
The assets of the ACS Ireland 2, net of intercompany receivables, as of September 30, 2015 are $88,771. The liabilities of the ACS Ireland 2, net of $40,351 Class E-1 Securities held by the Company and intercompany payables, which are eliminated in consolidation, as of September 30, 2015 are $64,787.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2015

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
The only assets that the Air Knight VIEs have on their books are financing leases that are eliminated in the consolidated financial statements. The related aircraft, with a net book value as of September 30, 2015 of $625,680 were included in our flight equipment held for lease. The consolidated debt outstanding, net of debt issuance costs, of the Air Knight VIEs as of September 30, 2015 is $401,339.

Note 7. Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured term debt financings are as follows:

	At September 30, 2015				At December 31, 2014
Debt Obligation	Outstanding Borrowings	Number of Aircraft	Interest Rate(1)	Final Stated Maturity(2)	Outstanding Borrowings
Secured Debt Financings:
Securitization No. 2	$229,969	30	0.51%	06/14/37	$391,680
ECA Term Financings	415,988	8	3.02% to 3.96%	12/3/21 to 11/30/24	449,886
Bank Financings	653,486	13	1.21% to 5.09%	10/26/17 to 01/19/26	554,888
Less: Debt Issuance Costs	(22,082)	—			(23,323)
Total secured debt financings, net of debt issuance costs	1,277,361	51			1,373,131

Unsecured Debt Financings:
Senior Notes due 2017	500,000		6.75%	04/15/17	500,000
Senior Notes due 2018	400,000		4.625%	12/05/18	400,000
Senior Notes due 2019	500,000		6.250%	12/01/19	500,000
Senior Notes due 2020	300,000		7.625%	04/15/20	300,000
Senior Notes due 2021	500,000		5.125%	03/15/21	500,000
Senior Notes due 2022	500,000		5.50%	02/15/22	—
Revolving Credit Facility	50,000		2.44%	05/13/19	200,000
Less: Debt Issuance Costs	(32,141)				(28,544)
Total unsecured debt financings, net of debt issuance costs	2,717,859				2,371,456

Total secured and unsecured debt financings, net of debt issuance costs	$3,995,220				$3,744,587

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2015

(1)
Reflects the floating rate in effect at the applicable reset date plus the margin for Securitization No. 2, five of our Bank Financings, and our Revolving Credit Facility. All other financings have a fixed rate.

(2)	For Securitization No. 2, all cash flows available after expenses and interest are applied to debt amortization.

The following Securitization includes a liquidity facility commitment described in the table below:

		Available Liquidity
Facility	Liquidity Facility Provider	September 30, 2015	December 31, 2014	Unused Fee	Interest Rate on any Advances
Securitization No. 2	HSH Nordbank AG	$65,000	$65,000	0.50%	1M Libor + 0.75

Secured Debt Financings:

ECA Term Financings

As described in Note 6 - Variable Interest Entities, we refer to our COFACE-supported financings as “ECA Term Financings.” In addition, Aircastle has guaranteed the repayment of the ECA Term Financings. The borrowings under these financings at September 30, 2015 have a weighted average rate of interest of 3.57%.

Bank Financings

In May 2015, we entered into two floating rate loans with The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Development Bank of Japan Inc. These loans, which total $150,000, are secured by two A330-300 aircraft that we acquired in the fourth quarter of 2014.

Our Bank Financings contain, among other customary provisions, a $500,000 minimum net worth covenant and, in some cases, a cross-default to other financings with the same lender. In addition, Aircastle has guaranteed the repayment of the Bank Financings. The borrowings under these financings at September 30, 2015 have a weighted average fixed rate of interest of 3.15%.

Unsecured Debt Financings:

Senior Notes due 2022

On January 15, 2015, Aircastle issued $500,000 aggregate principal amount of Senior Notes due 2022 (the "2022 Senior Notes") at par. The 2022 Senior Notes will mature on February 15, 2022 and bear interest at the rate of 5.50% per annum, payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 2015. Interest accrues on the 2022 Senior Notes from January 15, 2015.

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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2015

Revolving Credit Facility

On January 26, 2015, we increased the size of our Revolving Credit Facility from $450,000 to $600,000. On May 13, 2015, we extended the maturity of our Revolving Credit Facility to May 13, 2019. At September 30, 2015, we had $50,000 drawn on the facility.

As of September 30, 2015, we are in compliance with all applicable covenants in all of our financings.

Note 8. Dividends
The following table sets forth the quarterly dividends declared by our board of directors for the periods covered in this report:

Declaration Date	Dividend per Common Share	Aggregate Dividend Amount	Record Date	Payment Date
August 4, 2015	$0.220	$17,860	August 31, 2015	September 15, 2015
May 4, 2015	$0.220	$17,863	May 29, 2015	June 15, 2015
February 17, 2015	$0.220	$17,860	March 6, 2015	March 13, 2015
October 31, 2014	$0.220	$17,817	November 28, 2014	December 15, 2014
July 28, 2014	$0.200	$16,201	August 29, 2014	September 12, 2014
May 5, 2014	$0.200	$16,202	May 30, 2014	June 13, 2014
February 21, 2014	$0.200	$16,201	March 7, 2014	March 14, 2014

Note 9. Earnings (Loss) Per Share
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
Under the two-class method, earnings per common share is computed by dividing the sum of distributed earnings allocated to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, distributed and undistributed earnings are allocated to both common shares and restricted common shares based on the total weighted average shares outstanding during the period. Because the holders of the participating restricted common shares were not contractually required to share in the Company’s losses, in applying the two-class method to compute the basic and diluted net loss per common share, no allocation to restricted common shares was made for the three months ended September 30, 2015.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2015

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average shares:
Common shares outstanding	80,566,400	80,389,996	80,565,754	80,389,131
Restricted common shares	645,427	600,581	604,179	581,932
Total weighted average shares	81,211,827	80,990,577	81,169,933	80,971,063

Percentage of weighted average shares:
Common shares outstanding	99.21%	99.26%	99.26%	99.28%
Restricted common shares	0.79%	0.74%	0.74%	0.72%
Total	100.00%	100.00%	100.00%	100.00%

The calculations of both basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Earnings (loss) per share – Basic:
Net income (loss)	$(13,989)	$19,151	$71,088	$28,064
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	—	(142)	(529)	(202)
Earnings (loss) available to common shareholders – Basic	$(13,989)	$19,009	$70,559	$27,862

Weighted average common shares outstanding – Basic	80,566,400	80,389,996	80,565,754	80,389,131

Earnings (loss) per common share – Basic	$(0.17)	$0.24	$0.88	$0.35

Earnings (loss) per share – Diluted:
Net income (loss)	$(13,989)	$19,151	$71,088	$28,064
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	—	(142)	(529)	(202)
Earnings (loss) available to common shareholders – Diluted	$(13,989)	$19,009	$70,559	$27,862

Weighted average common shares outstanding – Basic	80,566,400	80,389,996	80,565,754	80,389,131
Effect of dilutive shares(b)	—	—	—	—
Weighted average common shares outstanding – Diluted	80,566,400	80,389,996	80,565,754	80,389,131

Earnings (loss) per common share – Diluted	$(0.17)	$0.24	$0.88	$0.35

(a)
For the three months ended September 30, 2014, distributed and undistributed earnings to restricted shares is 0.74% of net income. For the nine months ended September 30, 2015 and 2014, distributed and undistributed earnings to restricted shares is 0.74% and 0.72% of net income, respectively. The amount of restricted share forfeitures for all periods present is immaterial to the allocation of distributed and undistributed earnings.

(b)	For the three and nine months ended September 30, 2015 and 2014, we had no dilutive shares.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2015

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
The sources of income (loss) from continuing operations before income taxes and earnings of unconsolidated equity method investment for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
U.S. operations	$597	$772	$1,817	$2,293
Non-U.S. operations	(13,434)	20,936	76,745	34,798
Total	$(12,837)	$21,708	$78,562	$37,091

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
The consolidated income tax expense for the three and nine months ended September 30, 2015 and 2014 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2015 and 2014, respectively.
The Company’s effective tax rate for the three and nine months ended September 30, 2015 was 21.1% and 15.3% respectively, compared to 16.0% and 29.5% for the three and nine months ended September 30, 2014, respectively. Movements in the effective tax rates are generally caused by changes in the proportion of the Company’s pre-tax earnings in taxable and non-tax jurisdictions. For the three and nine months ended September 30, 2015, the interim period effective tax rate reflects impairments of $78,403 and $102,358, respectively, which resulted in a higher effective tax rate. For the nine months ended September 30, 2014, the interim period effective tax rate reflects the loss on extinguishment of debt in the amount of $36,570 related to Bermuda operations, which was treated as a discrete item with no tax benefit.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2015

Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Notional U.S. federal income tax expense (benefit) at the statutory rate	$(4,493)	$7,598	$27,497	$12,982
U.S. state and local income tax, net	57	57	167	176
Non-U.S. operations:
Bermuda	6,696	215	(9,199)	6,455
Ireland	2,500	(2,411)	(407)	(3,163)
Singapore	(1,385)	(1,418)	(4,116)	(3,895)
Other	(860)	(692)	(2,439)	(2,061)
Non-deductible expenses in the U.S.	205	146	566	464
Other	(11)	(11)	(32)	(33)
Income tax provision	$2,709	$3,484	$12,037	$10,925

Note 11. Interest, Net
The following table shows the components of interest, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$51,428	$44,820	$153,076	$144,677
Hedge ineffectiveness losses	215	(4)	509	55
Amortization of interest rate derivatives related to deferred losses	5,006	8,549	19,349	26,730
Amortization of deferred financing fees and debt discount	3,746	3,506	11,211	10,493
Interest Expense	60,395	56,871	184,145	181,955
Less interest income	(14)	(77)	(82)	(404)
Interest, net	$60,381	$56,794	$184,063	$181,551

Note 12. Commitments and Contingencies
On June 12, 2015, Aircastle entered into a purchase agreement with Embraer S.A. (“Embraer”) under which we agreed to acquire 25 new E-Jet E2 aircraft with purchase rights for an additional 25 E-Jet E2 aircraft. Deliveries of the 25 aircraft are scheduled to begin in 2018 for the E190-E2 aircraft and 2019 for the E195-E2 aircraft with the last delivery scheduled in March 2021. At September 30, 2015, the table below includes $142,170 of progress payments, which begin in May 2016.
At September 30, 2015, we had commitments to acquire 34 aircraft, including the above referenced 25 Embraer E-2 aircraft, for $1,336,950.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2015

Commitments, including contractual price escalations and other adjustments, for these aircraft at September 30, 2015, net of amounts already paid, are as follows:

Year Ending December 31,	Amount
Remainder of 2015	$130,500
2016	132,122
2017	170,252
2018	258,130
2019	293,267
Thereafter	352,679
Total	$1,336,950

Note 13. Other Assets
The following table describes the principal components of other assets on our consolidated balance sheet as of:

	September 30, 2015	December 31, 2014
Deferred federal income tax asset	$1,072	$567
Lease incentives and lease premiums, net of amortization of $29,813 and $26,477, respectively	96,214	75,587
Flight equipment held for sale	5,212	7,455
Other assets	28,733	21,841
Total other assets	$131,231	$105,450

Note 14. Accounts Payable, Accrued Expenses and Other Liabilities
The following table describes the principal components of accounts payable, accrued expenses and other liabilities recorded on our consolidated balance sheet as of:

	September 30, 2015	December 31, 2014
Accounts payable and accrued expenses	$38,561	$40,765
Deferred federal income tax liability	36,416	37,340
Accrued interest payable	51,728	27,795
Lease discounts, net of amortization of $16,775 and $9,247, respectively	25,071	32,084
Fair value of derivative liabilities	2,433	2,879
Total accounts payable, accrued expenses and other liabilities	$154,209	$140,863

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2015

Note 15. Accumulated Other Comprehensive Loss
The following table describes the principal components of accumulated other comprehensive loss recorded on our consolidated balance sheet as of:

Changes in accumulated other comprehensive loss by component(a)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Beginning balance	$(23,681)	$(57,342)	$(38,460)	$(75,905)
Amount recognized in other comprehensive loss on derivatives, net of tax expense of $10 and $7 for the three months and tax expense of $10 and $728 for the nine months ended September 30, 2015 and 2014, respectively	(545)	509	(1,940)	(3,068)
Amounts reclassified from accumulated other comprehensive loss into income, net of tax benefit of $7 and expense of $14 for the three months and tax expense of $16 and $97 for the nine months ended September 30, 2015 and 2014, respectively	5,823	9,683	21,997	31,823
Net current period other comprehensive income	5,278	10,192	20,057	28,755
Ending balance	$(18,403)	$(47,150)	$(18,403)	$(47,150)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

Reclassifications from accumulated other comprehensive loss(a)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Amount of effective amortization of net deferred interest rate derivative losses(b)	$5,006	$8,549	$19,349	$26,730
Effective amount of net settlements of interest rate derivatives, net of tax benefit of $7 and expense of $14 for the three months and tax expense of $16 and $97 for the nine months ended September 30, 2015 and 2014, respectively(b)	817	1,134	2,648	5,093
Amount of loss reclassified from accumulated other comprehensive loss into income(c)	$5,823	$9,683	$21,997	$31,823

(a) All amounts are net of tax.
(b) Included in interest expense.
(c) This represents the effective amounts of actual cash paid related to the net settlements of the interest rate derivatives plus any effective amortization of net deferred interest rate derivative losses.

At September 30, 2015, the amount of deferred net loss expected to be reclassified from OCI into interest expense over the next twelve months related to our terminated interest rate derivatives is $12,883, of which $1,154 relates to Senior Notes due 2017 and 2020 interest rate derivatives, $7,547 relates to Senior Notes due 2018 interest rate derivatives, $2,865 relates to ECA Term Financings for New A330 Aircraft, and $1,317 relates to other financings.
At September 30, 2015, the amount of loss expected to be reclassified from OCI into interest expense over the next twelve months related to net interest settlements on active interest rate derivatives was $1,987.

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
All statements included or incorporated by reference in this Quarterly Report on Form 10-Q (this “report”), other than characterizations of historical fact, are forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not necessarily limited to, statements relating to our ability to acquire, sell, lease or finance aircraft, raise capital, pay dividends, and increase revenues, earnings, EBITDA, Adjusted EBITDA and Adjusted Net Income and the global aviation industry and aircraft leasing sector. Words such as “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “may,” “will,” “would,” “could,” “should,” “seeks,” “estimates” and variations on these words and similar expressions are intended to identify such forward-looking statements. These statements are based on our historical performance and that of our subsidiaries and on our current plans, estimates and expectations and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements; Aircastle can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any such forward-looking statements which are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. These risks or uncertainties include, but are not limited to, those described from time to time in Aircastle’s filings with the SEC and previously disclosed under “Risk Factors” in Part I - Item 1 A of Aircastle’s 2014 Annual Report on Form 10-K and our Form 10-Q filed for the quarter ended June 30, 2015, and elsewhere in this report. In addition, new risks and uncertainties emerge from time to time, and it is not possible for Aircastle to predict or assess the impact of every factor that may cause its actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this report. Aircastle expressly disclaims any obligation to revise or update publicly any forward-looking statement to reflect future events or circumstances.

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

OVERVIEW

We acquire, lease, and sell commercial jet aircraft with large, global operator bases and long useful lives. As of September 30, 2015, our portfolio consisted of 160 aircraft leased to 51 lessees located in 32 countries. Our aircraft fleet is managed by an experienced team based in the United States, Ireland and Singapore. Typically, our aircraft are subject to net leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs, although in a majority of cases, we are obligated to pay a portion of specified maintenance or modification costs. As of September 30, 2015, the net book value of our flight equipment and finance lease aircraft was $6.01 billion compared to $5.69 billion at December 31, 2014. Our revenues and net income (loss) for the three and nine months ended September 30, 2015 were $212.1 million and $(14.0) million, and $610.9 million and $71.1 million, respectively.
Growth in commercial air traffic is broadly correlated with world economic activity and, in recent years, has been expanding at a rate one and a half to two times the rate of global GDP growth. The expansion of air travel has driven a rise in the world aircraft fleet. There are currently more than 18,000 commercial mainline passenger and freighter aircraft in operation worldwide. This fleet is expected to continue expanding at an average annual rate of three to five percent per annum over the next 20 years. In addition, aircraft leasing companies own an increasing share of the world’s commercial jet aircraft and now account for approximately 40% of this fleet.
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
Air traffic data so far this year continues to show strong passenger market growth.  According to the International Air Transport Association, during the first eight months of 2015, global passenger traffic increased 6.6% compared to the same period in 2014.  Air cargo demand, which is more sensitive to economic conditions, appears to have stabilized but continues to be hampered by overcapacity. During the first eight months of 2015, air cargo increased 2.6% but capacity increased 5.6%, further depressing load factors.
There are significant regional variations in demand for air travel. Emerging market economies have been experiencing significant increases in air traffic, driven by rising levels of per capita income. Air traffic growth in some regions is being driven by the proliferation of low cost carriers, which have stimulated demand through lower prices, and by the expansion of long-haul "hub and spoke" traffic, such as that flowing through the Persian Gulf. Mature markets, such as North America and Western Europe, are likely to grow more slowly in tandem with their economies. Also, airlines operating in areas with political instability or where there are geopolitical conflicts, such as Russia, have seen more modest growth, and their outlook is more uncertain. Periodic health concerns may also play a role in the near-term development of air traffic in certain regions. On balance, we believe that air travel will likely increase over time, and as a result, we expect demand for modern, fuel efficient aircraft will continue to remain strong over the long-term.
Capital availability for aircraft has varied over time, and we consider this variability to be a basic characteristic of our business. However, both debt and equity markets have improved globally over the past several years with the recovery from the global financial crisis. Strong U.S. debt capital markets conditions benefited certain borrowers by permitting access to financing at historic lows while higher fees have driven down export credit agency demand. Commercial bank debt continues to play a critical role in the air finance market, although we believe regulatory pressures have limited the extent of this market's recovery. We believe these market forces should generate attractive new investment and trading opportunities upon which we are well placed to capitalize given our access to the U.S. capital markets and the bank market. Over the longer term, our strategy is to achieve an investment grade credit rating, which we believe will reduce our borrowing costs and enable more reliable access to debt capital throughout the business cycle.
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

•
Originating investments from many different sources across the globe. Our strategy is to seek out worthwhile investments broadly leveraging our team’s wide range of contacts around the world. We utilize a multi-channel approach to sourcing acquisitions and have purchased aircraft from a large number of airlines, lessors, original equipment manufacturers, lenders and other aircraft owners. Since our formation in 2004, we have acquired aircraft from 75 different sellers.

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

•
Intending to pay quarterly dividends to our shareholders based on the Company’s sustainable earnings levels. However our ability to pay quarterly dividends will depend upon many factors, including those as described in Item 1A. “Risk Factors,” and elsewhere in our 2014 Annual Report on Form 10-K. On August 4, 2015, our board of directors declared a regular quarterly dividend of $0.22 per common share, or an aggregate of $17.9 million for the three months ended September 30, 2015, which was paid on September 15, 2015 to holders of record on August 31, 2015. These dividends may not be indicative of the amount of any future dividends.

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

2015 Lease Expirations and Lease Placements
At September 30, 2015, we had two aircraft which are scheduled to come off lease during 2015 for which we have not yet secured lease or sales commitments. These aircraft account for 0.3% of our net book value of flight equipment (including flight equipment held for lease and net investment in finance leases). We currently expect to sell one of these aircraft and are marketing the other for sale or lease.

2016-2019 Lease Expirations and Lease Placements
Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in the period 2016-2019, representing the percentage of our net book value of flight equipment (including flight equipment held for lease and net investment in finance leases) at September 30, 2015 specified below:

•	2016: 4 aircraft, representing 2%;

•	2017: 20 aircraft, representing 12%;

•	2018: 12 aircraft, representing 9%; and

•	2019: 12 aircraft, representing 9%.

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

Acquisitions and Sales
During the first nine months of 2015, we acquired 32 aircraft for $1.04 billion. At September 30, 2015, we had commitments to acquire 34 additional aircraft for $1.34 billion, including the acquisition of 25 new E-Jet E-2 aircraft from Embraer. As of October 30, 2015, after taking into account one aircraft acquisition October 2015, we have commitments to acquire 33 aircraft for $1.29 billion.
During the first nine months of 2015, we sold 20 aircraft and other flight equipment for $343.0 million which resulted in a net gain of $43.0 million. During October 2015, we completed several additional sales including one Boeing 747-400 converted freighter, one older Airbus A330-300 and our last Boeing 767-300ER. In aggregate, these sales have been profitable. In addition, we concluded an agreement to sell our last remaining MD-11 freighter in January 2016 for an amount approximately equal to break-even.

Nine Months Ended September 30, 2015	Number	Weighted		Gain (Loss) on
	of	Average Age of	Maintenance	Sale of Flight		Pre-tax
	Aircraft	Aircraft in Years	Revenue	Equipment	Impairment	Impact

Narrowbody	14	14.4	$7,034	$30,648	$(5,328)	$32,354
Widebody	4	15.8	—	12,782	—	12,782
Freighter	2	17.7	11,412	(396)	(17,852)	(6,836)
Total	20	14.9	$18,446	$43,034	$(23,180)	$38,300
_______________

The following table sets forth certain information with respect to the aircraft owned by us as of September 30, 2015:

AIRCASTLE AIRCRAFT INFORMATION (dollars in millions)

	Owned Aircraft as of September 30, 2015(1)	Owned Aircraft as of September 30, 2014(1)
Flight Equipment	$6,007	$5,304
Unencumbered Flight Equipment	$3,722	$2,924
Number of Aircraft	160	140
Number of Unencumbered Aircraft	109	85
Number of Lessees	51	61
Number of Countries	32	37
Weighted Average Age – Passenger (years)(2)	7.0	7.8
Weighted Average Age – Freighter (years)(2)	12.4	12.6
Weighted Average Age – Combined (years)(2)	7.7	8.6
Weighted Average Remaining Passenger Lease Term (years)(3)	6.2	5.3
Weighted Average Remaining Freighter Lease Term (years)(3)	3.9	3.5
Weighted Average Remaining Combined Lease Term (years)(3)	5.9	5.0
Weighted Average Fleet Utilization during the three months ended September 30, 2015 and 2014(4)	99.9%	100.0%
Weighted Average Fleet Utilization during the nine months ended September 30, 2015 and 2014(4)	99.2%	99.5%
Portfolio Yield for the three months ended September 30, 2015 and 2014(5)	12.7%	13.2%
Portfolio Yield for the nine months ended September 30, 2015 and 2014(5)	12.6%	13.3%

(1)	Calculated using net book value of flight equipment held for lease and net investment in finance leases at period end.

(2)	Weighted average age by net book value.

(3)	Weighted average remaining lease term by net book value.

(4)	Aircraft on-lease days as a percent of total days in period weighted by net book value.

(5)	Lease rental revenue for the period as a percent of the average net book value of flight equipment held for lease for the period; quarterly information is annualized.

Our owned aircraft portfolio as of September 30, 2015 is listed in Exhibit 99.1 to this report.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of September 30, 2015			Owned Aircraft as of September 30, 2014
	Number of Aircraft		% of Net Book Value(1)	Number of Aircraft	% of Net Book Value(1)
Aircraft Type
Passenger:
Narrowbody	113		44%	86	32%
Widebody	34		44%	38	52%
Total Passenger	147		88%	124	84%
Freighter	13		12%	16	16%
Total	160		100%	140	100%

Manufacturer
Airbus	85		53%	53	40%
Boeing	70		45%	81	57%
Embraer	5		2%	6	3%
Total	160		100%	140	100%

Regional Diversification
Asia and Pacific	54		42%	45	42%
Europe	66		27%	59	28%
South America	18		17%	11	12%
Middle East and Africa	6		9%	6	10%
North America	15		5%	19	8%
Off-lease	1	(2)	—%	—	—%
Total	160		100%	140	100%

(1)	Calculated using net book value of flight equipment held for lease and net investment in finance leases at period end.
(2) Consists of one Boeing 777-200ER aircraft, which we are marketing for lease or sale.

Our largest customer represents less than 7% of the net book value of flight equipment held for lease (includes net book value of flight equipment held for lease and net investment in finance leases) at September 30, 2015. Our top 15 customers for aircraft we owned at September 30, 2015, representing 85 aircraft and 68% of the net book value of flight equipment held for lease, are as follows:

Percent of Net Book Value	Customer	Country	Number of Aircraft
Greater than 6% per customer	LATAM	Chile	3
	Lion Air	Indonesia	11

3% to 6% per customer	Iberia	Spain	18
	South African Airways	South Africa	4
	Avianca Brazil	Brazil	7
	Thai Airways	Thailand	2
	Singapore Airlines	Singapore	4
	AirBridgeCargo	Russia	3
	AirAsia X	Malaysia	3
	Air Berlin	Germany	12
	Emirates	United Arab Emirates	2
	Garuda	Indonesia	4
	AirAsia	Malaysia	8

Less than 3% per customer	Virgin Australia	Australia	2
	Avianca	Colombia	2

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
See “Liquidity and Capital Resources” below.

RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2015 to the three months ended September 30, 2014:

	Three Months Ended September 30,
	2015	2014
	(Dollars in thousands)
Revenues:
Lease rental revenue	$188,038	$178,886
Finance lease revenue	1,868	1,463
Amortization of net lease premiums, discounts and lease incentives	(2,113)	(1,075)
Maintenance revenue	15,726	(4,189)
Total lease revenue	203,519	175,085
Other revenue	8,555	2,511
Total revenues	212,074	177,596
Operating expenses:
Depreciation	85,324	75,519
Interest, net	60,381	56,794
Selling, general and administrative	14,032	13,817
Impairment of aircraft	78,403	20,436
Maintenance and other costs	2,520	713
Total operating expenses	240,660	167,279
Other income:
Gain on sale of flight equipment	15,679	11,390
Loss on extinguishment of debt	—	—
Other	70	1
Total other income	15,749	11,391
Income (loss) from continuing operations before income taxes	(12,837)	21,708
Income tax provision	2,709	3,484
Earnings of unconsolidated equity method investment, net of tax	1,557	927
Net income (loss)	$(13,989)	$19,151

Revenues
Total revenues increased by 19.4%, or $34.5 million, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.
Lease rental revenue. The increase in lease rental revenue of $9.2 million for the three months ended September 30, 2015 as compared to the same period in 2014 was primarily the result of $47.6 million of revenue reflecting the impact of 31 aircraft purchased in 2015 and 24 aircraft purchased in 2014.
This increase was offset partially by a decrease in lease rental revenue of:

•	$32.4 million due to aircraft sales; and

•	$6.1 million due to lease extensions, amendments, transitions and other changes.
Finance lease revenue. For the three months ended September 30, 2015, $1.9 million of interest income from finance leases was recognized as compared to $1.5 million of interest income from finance leases recorded for the same period in 2014 due to the addition of four aircraft over the last twelve months, partially offset by the sale of two aircraft during the second quarter of 2015.

Amortization of net lease premiums, discounts and lease incentives.

	Three Months Ended September 30,
	2015	2014
	(Dollars in thousands)
Amortization of lease incentives	$(1,846)	$(1,549)
Amortization of lease premiums	(2,852)	(2,073)
Amortization of lease discounts	2,585	2,547
Amortization of net lease premiums, discounts and lease incentives	$(2,113)	$(1,075)

As more fully described above under “Revenues,” lease incentives represent our estimated portion of the lessee’s cost for heavy maintenance, overhaul or replacement of certain high-value components which is amortized over the life of the related lease. As we enter into new leases, the amortization of lease incentives generally increases and, conversely, if a related lease terminates, the related unused lease incentive liability will reduce the amortization of lease incentives. The increase in amortization of lease incentives of $0.3 million for the three months ended September 30, 2015 as compared to the same period in 2014 was primarily attributable to $1.3 million of lease incentive amortization related to aircraft that were transitioned during the three months ended September 30, 2015, partially offset by the reversal of $1.0 million of lease incentives related to the sale of 11 aircraft during the last twelve months.

Maintenance revenue. For the three months ended September 30, 2015, we recorded $15.7 million of maintenance revenue from four scheduled lease terminations. For the same period in 2014, we recorded $4.2 million of maintenance revenue from two scheduled lease terminations that was offset by $8.7 million of contra maintenance revenue related to two scheduled lease terminations.
Other revenue. For the three months ended September 30, 2015, other revenue was $8.6 million, which primarily represents additional fees earned from three lessees in connection with the early termination of four leases. For the three months ended September 30, 2014, other revenue was $2.5 million, which primarily represented additional fees paid by a lessee in connection with the early termination of one lease.

Operating expenses
Total operating expenses increased for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, primarily as a result of the following:
Depreciation expense increased by 13.0%, or $9.8 million, for the three months ended September 30, 2015 as compared to the same period in 2014. The increase is primarily the result of:

•	a $15.8 million increase in depreciation for aircraft acquired;

•	a $6.6 million increase due to changes in asset lives and residual values; and

•	a $2.3 million increase due to capitalized aircraft improvements being fully depreciated.
This increase was offset by a $14.8 million decrease in depreciation for aircraft sales.

Interest, net consisted of the following:

	Three Months Ended September 30,
	2015	2014
	(Dollars in thousands)
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$51,428	$44,820
Hedge ineffectiveness losses (gains)	215	(4)
Amortization of interest rate derivatives related to deferred losses	5,006	8,549
Amortization of deferred financing fees and debt discount	3,746	3,506
Interest expense	60,395	56,871
Less interest income	(14)	(77)
Interest, net	$60,381	$56,794
Interest, net increased by $3.6 million, or 6.3%, over the three months ended September 30, 2014. The net increase is primarily a result of higher interest on borrowings of $6.6 million, driven primarily by a higher weighted average debt outstanding for the three months ended September 30, 2015 as compared to a year ago. This increase was partially offset by a $3.5 million decrease in amortization of interest rate derivatives related to deferred losses.
Selling, general and administrative expenses for the three months ended September 30, 2015 increased slightly over the same period in 2014. Non-cash share based expense was $1.4 million and $0.9 million for the three months ended September 30, 2015 and 2014, respectively.
Impairment of Aircraft. See “Summary of Impairments and Recoverability Assessment” below for a detailed discussion of impairment charges related to certain aircraft.
Maintenance and other costs were $2.5 million for the three months ended September 30, 2015, an increase of $1.8 million over the same period in 2014. The net increase is primarily related to higher maintenance costs of $1.0 million related to unscheduled terminations and $0.4 million related to scheduled terminations and transitions, and by an increase in other costs of $0.5 million for the three months ended September 30, 2015 versus the same period in 2014.

Other income (expense)
Gain on sale of flight equipment increased by $4.3 million for the three months ended September 30, 2015, resulting from gains of $15.7 million on sales of five narrowbody, one widebody and two freighter aircraft during the period versus gains of $11.4 million on sales of 12 aircraft in the same period in 2014.

Income tax provision
Our provision for income taxes for the three months ended September 30, 2015 and 2014 was $2.7 million and $3.5 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland, Singapore and the United States. The decrease in our income tax provision of approximately $0.8 million for the three months ended September 30, 2015 as compared to the same period in 2014 was primarily attributable to changes in operating income subject to tax in Ireland, Singapore, the United States and other jurisdictions.
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

Other comprehensive income (loss)

	Three Months Ended September 30,
	2015	2014
	(Dollars in thousands)
Net income (loss)	$(13,989)	$19,151
Net change in fair value of derivatives, net of tax expense of $3 and $21, respectively	272	1,643
Derivative loss reclassified into earnings	5,006	8,549
Total comprehensive income (loss)	$(8,711)	$29,343

Other comprehensive income (loss) was $(8.7) million for the three months ended September 30, 2015, a decrease of $38.1 million from the $29.3 million of other comprehensive income for the three months ended September 30, 2014. Other comprehensive loss for the three months ended September 30, 2015 consisted primarily of:

•	$(14.0) million of net income (loss); and

•	$5.0 million of amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.
Other comprehensive income for the three months ended September 30, 2014 consisted primarily of:

•	$19.2 million of net income; and

•	$8.5 million of amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.

RESULTS OF OPERATIONS
Comparison of the nine months ended September 30, 2015 to the nine months ended September 30, 2014:

	Nine Months Ended September 30,
	2015	2014
	(Dollars in thousands)
Revenues:
Lease rental revenue	$550,023	$536,452
Finance lease revenue	5,352	9,347
Amortization of net lease premiums, discounts and lease incentives	(10,288)	(7,252)
Maintenance revenue	55,148	35,035
Total lease revenue	600,235	573,582
Other revenue	10,700	6,763
Total revenues	610,935	580,345
Operating expenses:
Depreciation	237,538	225,230
Interest, net	184,063	181,551
Selling, general and administrative	42,663	41,818
Impairment of aircraft	102,358	67,005
Maintenance and other costs	9,126	5,222
Total operating expenses	575,748	520,826
Other income (expense):
Gain on sale of flight equipment	43,034	13,384
Loss on extinguishment of debt	—	(36,570)
Other	341	758
Total other income (expense)	43,375	(22,428)
Income from continuing operations before income taxes	78,562	37,091
Income tax provision	12,037	10,925
Earnings of unconsolidated equity method investment, net of tax	4,563	1,898
Net income	$71,088	$28,064

Revenues
Total revenues increased by 5.3%, or $30.6 million, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.
Lease rental revenue. The increase in lease rental revenue of $13.6 million for the nine months ended September 30, 2015 as compared to the same period in 2014 was primarily the result of $125.9 million of revenue reflecting the 31 aircraft purchased in 2015 and 31 aircraft purchased in 2014.
This increase was offset partially by a decrease in lease rental revenue of:

•	$87.6 million due to aircraft sales; and

•	$24.8 million due to lease extensions, amendments, transitions and other changes.
Finance lease revenue. For the nine months ended September 30, 2015, $5.4 million of interest income from finance leases was recognized as compared to $9.3 million of interest income from finance leases recorded for the same period in 2014 as a result of the sale of two aircraft during the second quarter of 2015 and six aircraft during the second quarter of 2014, partially offset by the addition of four aircraft during the last twelve months.

Amortization of net lease premiums, discounts and lease incentives.

	Nine Months Ended September 30,
	2015	2014
	(Dollars in thousands)
Amortization of lease incentives	$(9,597)	$(7,703)
Amortization of lease premiums	(8,218)	(6,586)
Amortization of lease discounts	7,527	7,037
Amortization of net lease premiums, discounts and lease incentives	$(10,288)	$(7,252)

As more fully described above under “Revenues,” lease incentives represent our estimated portion of the lessee’s cost for heavy maintenance, overhaul or replacement of certain high-value components which is amortized over the life of the related lease. As we enter into new leases, the amortization of lease incentives generally increases and, conversely, if a related lease terminates, the related unused lease incentive liability will reduce the amortization of lease incentives. The increase in amortization of lease incentives of $1.9 million for the nine months ended September 30, 2015 as compared to the same period in 2014 was primarily attributable to $3.1 million of lease incentive amortization related to aircraft that were transitioned during the nine months ended September 30, 2015 and the reversal of $1.8 million of lease incentive amortization during the nine months ended September 30, 2014 related to a change in the forecasted maintenance events for three leases. This increase was partially offset by the reversal of $3.1 million of lease incentives amortization related to the sale of 21 aircraft during the last twelve months.
As more fully described above under “Revenues,” lease premiums represent the present value of the amount above current lease rates for acquired aircraft with attached leases. The increase in amortization of lease premiums of $1.6 million for the nine months ended September 30, 2015 as compared to the same period in 2014 resulted primarily from seven aircraft purchased during the first nine months of 2015 and ten aircraft purchased during the fourth quarter of 2014.

Maintenance revenue. For the nine months ended September 30, 2015, we recorded $55.1 million of maintenance revenue from 15 scheduled lease terminations, including $11.2 million from the sale of two MD-11 freighters during the period. For the same period in 2014, we recorded $59.6 million of maintenance revenue from 14 scheduled lease terminations offset by $25.0 million of contra maintenance revenue related to five scheduled lease terminations and $6.6 million from a change in estimate for an aircraft returned in December 2014.
Other revenue. For the nine months ended September 30, 2015, other revenue was $10.7 million, which primarily represents additional fees earned from five lessees in connection with the early termination of ten leases. For the nine months ended September 30, 2014, other revenue was $6.8 million, which primarily represented additional fees paid by one lessee in connection with the early termination of one lease.

Operating expenses
Total operating expenses increased by 10.5%, or $54.9 million, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, primarily as a result of the following:
Depreciation expense increased by 5.5%, or $12.3 million, for the nine months ended September 30, 2015 as compared to the same period in 2014. The net increase is primarily the result of:

•	a $41.7 million increase in depreciation for aircraft acquired;

•	a $10.9 million increase due to changes in asset lives and residual values; and

•	a $3.8 million increase due to capitalized aircraft improvements being fully depreciated.
This increase was offset by a $44.1 million decrease in depreciation for aircraft sales.

Interest, net consisted of the following:

	Nine Months Ended September 30,
	2015	2014
	(Dollars in thousands)
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$153,076	$144,677
Hedge ineffectiveness losses	509	55
Amortization of interest rate derivatives related to deferred losses	19,349	26,730
Amortization of deferred financing fees and debt discount	11,211	10,493
Interest Expense	184,145	181,955
Less interest income	(82)	(404)
Interest, net	$184,063	$181,551
Interest, net increased by $2.5 million, or 1.4%, over the nine months ended September 30, 2014. The net increase is primarily a result of higher interest on borrowings of $8.4 million, driven primarily by a higher weighted average debt outstanding for the nine months ended September 30, 2015 as compared to a year ago. This increase was partially offset by a $7.4 million decrease in amortization of interest rate derivatives related to deferred losses.
Selling, general and administrative expenses for the nine months ended September 30, 2015 increased $0.8 million over the same period in 2014. Non-cash share based expense was $4.0 million and $3.2 million for the nine months ended September 30, 2015 and 2014, respectively.
Impairment of Aircraft. See “Summary of Impairments and Recoverability Assessment” below for a detailed discussion of impairment charges related to certain aircraft.
Maintenance and other costs were $9.1 million for the nine months ended September 30, 2015, an increase of $3.9 million over the same period in 2014. The net increase is primarily related to higher maintenance costs of $5.1 million related to unscheduled terminations and $0.8 million related to scheduled terminations and transitions, partially offset by a decrease in other costs of $1.9 million for the nine months ended September 30, 2015 versus the same period in 2014.

Other income (expense)
Total other income increased $65.8 million for the nine months ended September 30, 2015 as compared to total other (expense) in the same period in 2014, primarily as a result of the following:
Gain on sale of flight equipment increased $29.7 million in the nine months ended September 30, 2015, resulting from gains of $43.0 million on sales of 20 aircraft during the period versus gains of $13.4 million on sales of 35 aircraft in the same period in 2014.

Nine Months Ended September 30, 2015	Number	Weighted		Gain (Loss) on
	of	Average Age of	Maintenance	Sale of Flight		Pre-tax
	Aircraft	Aircraft in Years	Revenue	Equipment	Impairment	Impact

Narrowbody	14	14.4	$7,034	$30,648	$(5,328)	$32,354
Widebody	4	15.8	—	12,782	—	12,782
Freighter	2	17.7	11,412	(396)	(17,852)	(6,836)
Total	20	14.9	$18,446	$43,034	$(23,180)	$38,300
_______________

Loss on extinguishment of debt. We did not record any loss on extinguishment of debt in the nine months ended September 30, 2015. During the second quarter of 2014, we repaid our 9.75% Senior Notes due 2018 and recorded $36.6 million in debt extinguishment costs.

Other decreased by $0.4 million related to the mark to market value of an undesignated interest rate derivative.

Income tax provision
Our provision for income taxes for the nine months ended September 30, 2015 and 2014 was $12.0 million and $10.9 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland, Singapore and the United States. The increase in our income tax provision of approximately $1.1 million for the nine months ended September 30, 2015 as compared to the same period in 2014 was primarily attributable to changes in operating income subject to tax in Ireland, Singapore, the United States and other jurisdictions and the treatment of the $36.6 million loss on extinguishment of debt relating to Bermuda operations as a discrete item with no tax benefit in 2014.
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

Other comprehensive income

	Nine Months Ended September 30,
	2015	2014
	(Dollars in thousands)
Net income	$71,088	$28,064
Net change in fair value of derivatives, net of tax expense of $26 and $825, respectively	708	2,025
Derivative loss reclassified into earnings	19,349	26,730
Total comprehensive income	$91,145	$56,819

Other comprehensive income was $91.1 million for the nine months ended September 30, 2015, an increase of $34.3 million from the $56.8 million of other comprehensive income for the nine months ended September 30, 2014. Other comprehensive income for the nine months ended September 30, 2015 consisted primarily of:

•	$71.1 million of net income; and

•	$19.3 million of amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.
Other comprehensive income for the nine months ended September 30, 2014 consisted primarily of:

•	$28.1 million of net income;

•
$2.0 million gain from a change in fair value of interest rate derivatives, net of taxes, which is due primarily to net settlements for the three months ended September 30, 2014 partially offset by a slight loss due to a downward shift in the one-month LIBOR forward curve; and

•	$26.7 million of amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.

Summary of Impairments and Recoverability Assessment
Annual Fleet-Wide Review
We perform our annual fleet-wide recoverability assessment during the third quarter of each year. This recoverability assessment is a comparison of the carrying value of each aircraft to its undiscounted expected future cash flows. We develop the assumptions used in the recoverability assessment, including those relating to current and future demand for each aircraft type, based on management's experience in the aircraft leasing industry, as well as information received from third party sources. Estimates of the undiscounted cash flows for each aircraft type are impacted by changes in contracted and future expected lease rates, residual values, expected scrap values, economic conditions and other factors.
In our 2015 assessment, we reduced our forecasted future cash flows for our six Boeing 747-400 converted freighter aircraft not subject to sales agreements, all of which are more than twenty years old. Our new forecast reflects the persisting glut of supply in the air cargo market resulting from weak growth in demand combined with the growth in capacity arising from new production air freighters and higher belly capacity in latest generation wide-body passenger aircraft. In addition to these market-wide impacts, our older freighters were affected specifically by the imposition of age limits in certain countries and by lower utilization levels. For changes we made to our aircraft mentioned above and other adjustments to lives and/or residual values, we estimate an increase in depreciation expense for the year ended December 31, 2016, of approximately $11.0 million.
As a result, we determined that each of our older converted freighter aircraft was on its last lease, and we reduced our residual value assumptions for these aircraft and expect to scrap them following lease expiry. During the third quarter of 2015, we therefore impaired four of these aircraft, which had an aggregate net book value as of August 31, 2015 of $115.9 million, writing down their book values by a total of $34.6 million, with a fair value date of September 1, 2015. For one of these aircraft, we recorded maintenance revenue of $5.9 million, as we no longer plan to reinvest these funds.
In the 2014 assessment, we determined that the cash flows expected to be generated by two of our McDonnell Douglas MD-11 freighter aircraft did not support their carrying values. As a result, during the third quarter of 2014, we impaired these two aircraft, which had an aggregate net book value as of June 30, 2014 of $53.8 million, writing down their book values by a total of $19.5 million. We also shortened their expected lives from 25 to 21 years and reduced their residual values.
Other Impairments
In September 2015, Malaysian Airline System (“MAS”) informed us that it was effectively rejecting the lease on our Boeing 777-200ER aircraft as part of its restructuring. This aircraft, which was manufactured in 1998, is the only one of its type in our fleet and the only aircraft we had on lease to MAS. We repossessed it in October 2015. We reduced the carrying value of this aircraft to our best estimate of scrap value. While we haven’t made a decision to dispose of the aircraft, this write-down was driven by weak overall demand tor older widebody aircraft, an increase in the supply of competing aircraft and the difficulty of recovering high redeployment costs given the proliferation of aircraft age limits across the world. This write-down resulted in an impairment of $37.8 million, partially offset by $1.2 million of other revenue from a letter of credit we drew following the lease rejection.
Also in September 2015, we modified the lease agreement with respect to one Airbus A321-200 aircraft. We elected not to reinvest in certain major maintenance events during the lease term, and the lessee agreed to release its rights to certain maintenance payments. As a result, we recorded an impairment of $6.1 million and maintenance revenue of $7.1 million for this aircraft.
In the second quarter of 2015, we impaired two McDonnell Douglas MD-11 freighter aircraft and one Boeing 737-800 aircraft and recorded impairment charges totaling $24.0 million and maintenance revenue of $18.2 million.
During the nine months ended September 30, 2014, we impaired three Boeing 747-400 converted freighter aircraft and one Boeing 737-400 aircraft and recorded impairment charges totaling $46.6 million. For these aircraft, we recorded maintenance revenue of $24.3 million and other revenue of $0.1 million and reversed lease incentives of $3.6 million.
Other than the aircraft discussed above, management believes that the net book value of each of our aircraft is currently supported by the estimated future undiscounted cash flows expected to be generated by that aircraft, and accordingly, no other aircraft were impaired as a consequence of this recoverability assessment. However, if our estimates or assumptions change, we may revise our cash flow assumptions and record future impairment charges. While we believe that the estimates and related assumptions used in the recoverability assessment are appropriate, actual results could differ from those estimates.

Aircraft Monitoring List
At September 30, 2015, we considered six freighter aircraft and two passenger aircraft with a total net book value of $179.2 million to be more susceptible to failing our recoverability assessments due to their sensitivity to changes in contractual cash flows, future cash flow estimates and aircraft residual or scrap values.

RECENT ADOPTED ACCOUNTING PRONOUNCEMENTS
See Note 1 - Summary of Significant Accounting Policies - Organization and Basis of Presentation in the Notes to Unaudited Consolidated Financial Statements above.

RECENT UNADOPTED ACCOUNTING PRONOUNCEMENTS
See Note 1 - Summary of Significant Accounting Policies - Proposed Accounting Pronouncements in the Notes to Unaudited Consolidated Financial Statements above.

LIQUIDITY AND CAPITAL RESOURCES
Our business is very capital intensive, requiring significant investments in order to expand our fleet and to maintain and improve our existing portfolio. Our operations generate a significant amount of cash, primarily from lease rentals and maintenance collections. We have also met our liquidity and capital resource needs by utilizing several sources over time, including:

•
various forms of borrowing secured by our aircraft, including bank term facilities, limited recourse securitization financings, and export credit agency-backed financings for new aircraft acquisitions;

•	unsecured indebtedness, including our current unsecured revolving credit facility and unsecured senior notes;

•	sales of common shares; and

•	asset sales.
Going forward, we expect to continue to seek liquidity from these sources and other sources, subject to pricing and conditions we consider satisfactory.
During the first nine months of 2015, we met our liquidity and capital resource needs with $408.5 million of cash from operations, $500.0 million in gross proceeds from the issuance of our Senior Notes due 2022, $150.0 million of bank financings secured by two aircraft, $150.0 million draw down on our Revolving Credit Facility and $343.0 million of cash from aircraft sales.
In addition, we increased our revolving credit facility from $450.0 million to $600.0 million and we extended the maturity of our Revolving Credit Facility to May 13, 2019.
As of September 30, 2015, the weighted average maturity of our secured and unsecured debt financings was 4.2 years and we are in compliance with all applicable covenants.
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

Cash Flows

	Nine Months Ended September 30,
	2015	2014
	(Dollars in thousands)
Net cash flow provided by operating activities	$408,470	$365,975
Net cash flow used in investing activities	(713,471)	(413,283)
Net cash flow provided by (used in) financing activities	284,386	(132,967)
Operating Activities:
Cash flow from operations was $408.5 million and $366.0 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in cash flow from operations of approximately $42.5 million for the nine months ended September 30, 2015 versus the same period in 2014 was primarily a result of:

•	a $38.9 million increase in maintenance revenues;

•	a $17.0 million increase in cash lease rentals; and

•	a $6.2 million decrease in cash interest.
These inflows were offset by:
•a $5.3 million increase in cash taxes;
•a $4.0 million decrease in cash interest from finance leases; and
•a $3.9 million increase in cash maintenance.
Investing Activities:
Cash used in investing activities was $713.5 million and $413.3 million, for the nine months ended September 30, 2015 and 2014, respectively. The increase in cash flow used in investing activities of $300.2 million for the nine months ended September 30, 2015 versus the same period in 2014, was primarily a result of:
•a $220.9 million decrease in proceeds from the sale of flight equipment;
•a $94.9 million increase in the acquisition and improvement of flight equipment;
•an $11.1 million decrease in net investments in finance leases; and
•a $5.7 million net decrease in aircraft purchase deposits received.
These outflows were offset partially by:
•a $24.6 million decrease in restricted cash and cash equivalents related to the sale of flight equipment in 2014; and
•an $8.6 million decrease in unconsolidated equity method investment in 2014.
Financing Activities:
Cash provided by financing activities was $284.4 million for the nine months ended September 30, 2015 as compared to $133.0 million of cash used in financing activities for the nine months ended September 30, 2014. The net increase in cash flow provided by financing activities of $417.4 million for the nine months ended September 30, 2015 versus the same period in 2014 was a result of:

•
a $347.1 million decrease in securitization and term debt financing repayments, primarily due to the repayment of $219.9 million for Securitization No. 1 and $450.0 million of our 9.75% Senior Notes due 2018 in 2014;

•	a $33.4 million decrease in payments for terminated cash flow hedges in 2014;

•	a $32.8 million decrease in debt extinguishment costs in 2014;

•	a $19.4 million net increase in maintenance payments received;

•	a $7.3 million net increase in security deposits received; and

•	a $3.7 million decrease in deferred financings costs.
These increases were offset partially by:

•	an $18.4 million decrease in restricted cash and cash equivalents related to financing activities;

•	a $5.0 million increase in dividends; and

•	a $3.2 million decrease in proceeds from notes and term debt financings.

Debt Obligations
For complete information on our debt obligations, please refer to Note 7 - Secured and Unsecured Debt Financings in the Notes to Unaudited Consolidated Financial Statements above.

Contractual Obligations
Our contractual obligations consist of principal and interest payments on debt, payments on interest rate derivatives, other aircraft acquisition agreements and rent payments pursuant to our office leases. Total contractual obligations increased to $6.29 billion at September 30, 2015 from approximately $5.30 billion at December 31, 2014 due primarily to:

•
an increase in borrowings and interest payments as a result of the closing of our Senior Notes due 2022 in January 2015, additional secured bank financings and borrowing on our revolving credit facility; and

•an increase in aircraft purchase obligations due primarily to the Embraer purchase agreement signed in June 2015.
The following table presents our actual contractual obligations and their payment due dates as of September 30, 2015:

	Payments Due By Period as of September 30, 2015
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Principal payments:
Senior Notes due 2017 - 2022	$2,700,000	$—	$500,000	$1,200,000	$1,000,000
Revolving Credit Facility	50,000	—	—	50,000	—
Securitization No. 2(1)	229,969	187,797	42,172	—	—
ECA Term Financings	415,988	46,601	98,305	105,496	165,586
Bank Financings	658,074	60,333	178,149	125,861	293,731
Total principal payments	4,054,031	294,731	818,626	1,481,357	1,459,317
Interest payments on debt obligations and derivative instruments(2)	895,961	201,168	351,083	249,660	94,050
Office leases(3)	5,825	1,011	1,479	1,537	1,798
Purchase obligations(4)	1,336,950	257,480	322,055	607,290	150,125
Total	$6,292,767	$754,390	$1,493,243	$2,339,844	$1,705,290

(1)
Estimated principal payments for these non-recourse financings are based on excess cash flows available from forecasted lease rentals, net maintenance funding and proceeds from asset dispositions after the payment of forecasted operating expenses and interest payments, including interest payments on existing interest rate derivative agreements and policy provider fees.

(2)	Future interest payments on variable rate, LIBOR-based debt obligations and derivative instruments are estimated using the interest rate in effect at September 30, 2015.
(3) Represents contractual payment obligations for our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.
(4) At September 30, 2015, we had commitments to acquire 34 aircraft for $1,336,950, including 25 new E-Jet E-2 aircraft from Embraer S.A. These amounts include estimated amounts for pre-delivery deposits, contractual price escalation and other adjustments. As of October 30, 2015, after taking into account one aircraft acquisition during October 2015, we have commitments to acquire 33 aircraft for $1,293,450.

Capital Expenditures
From time to time, we make capital expenditures to maintain or improve our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the nine months ended September 30, 2015 and 2014, we incurred a total of $31.5 million and $15.5 million, respectively, of capital expenditures (including lease incentives) related to the acquisition and improvement of aircraft.
As of September 30, 2015, the weighted average age by net book value of our aircraft was approximately 7.7 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Our lease agreements call for the lessee to be primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement. At September 30, 2015, we had a $338.5 million maintenance payment liability on our balance sheet, which is a $5.1 million increase from December 31, 2014. The increase consisted of net maintenance cash inflows of $0.4 million and an increase in lease incentive liabilities of $4.7 million. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.
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

Off-Balance Sheet Arrangements
We have entered into a joint venture with an affiliate of Ontario Teachers’ Pension Plan, in which we hold a 30% equity interest, which does not qualify for consolidated accounting treatment. The assets and liabilities of this joint venture are off our balance sheet and we only record our net investment under the equity method of accounting. See Note 5 - Unconsolidated Equity Method Investment in the Notes to Unaudited Consolidated Financial Statements above. At September 30, 2015, the net book value of the joint venture’s five aircraft was approximately $489 million.

Foreign Currency Risk and Foreign Operations
At September 30, 2015, all of our leases are payable to us in U.S. dollars. However, we incur Euro- and Singapore dollar-denominated expenses in connection with our subsidiaries in Ireland and Singapore. For the nine months ended September 30, 2015, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated approximately $10.9 million in U.S. dollar equivalents and represented approximately 26% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, our international operations and our exposure to foreign currency risk will likely increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases, we may enter into hedging transactions in the future to mitigate this risk. For the nine months ended September 30, 2015 and 2014, we incurred insignificant net gains and losses on foreign currency transactions.

Hedging
The following table summarizes the deferred (gains) and losses and related amortization into interest expense for our terminated interest rate derivative contracts for the nine months ended September 30, 2015 and 2014:

Hedged Item	Original Maximum Notional Amount	Effective Date	Maturity Date	Fixed Rate %	Termination Date	Deferred (Gain) or Loss Upon Termination	Unamortized Deferred (Gain) or Loss at September 30, 2015	Amount of Deferred (Gain) or Loss Amortized (including Accelerated Amortization) into Interest Expense for the Nine Months Ended September 30,		Amount of Deferred (Gain) or Loss Expected to be Amortized over the Next Twelve Months
								2015	2014
	(Dollars in Thousands)
Securitization No. 2	$410,000	Feb-07	Apr-17	5.14	Jun-07	$(3,119)	$(82)	$(250)	$(210)	$(76)
Senior Notes due 2017 and 2020	150,000	Jul-07	Dec-17	5.14	Mar-08	15,281	2,345	875	984	1,154
Senior Notes due 2019	491,718	May-13	May-15	5.31	De-designated – Mar-12 Terminated – April-12	31,403	—	4,401	11,544	—
Senior Notes due 2018	360,000	Jan-08	Feb-19	5.16	Partial – Jun-08 Full – Oct-08	23,077	4,342	1,112	1,187	1,393
ECA Term Financing for New A330 Aircraft	231,000	Apr-10	Oct-15	5.17	Partial – Jun-08 Full – Dec-08	15,310	—	1,002	520	—
ECA Term Financing for New A330 Aircraft	238,000	Jan-11	Apr-16	5.23	Dec-08	19,430	1,353	2,176	2,407	1,353
ECA Term Financing for New A330 Aircraft	238,000	Jul-11	Sep-16	5.27	Dec-08	17,254	1,512	1,360	1,506	1,512
Senior Notes due 2018	451,911	Jun-06	Jun-16	5.78	Feb-14	20,762	5,833	6,375	6,371	5,833
Senior Notes due 2018	108,089	Jun-06	Jun-16	5.78	Feb-14	6,101	1,714	1,873	1,872	1,714
Total						$145,499	$17,017	$18,924	$26,181	$12,883

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

The table below shows the reconciliation of net income to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2015 and 2014, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Net income (loss)	$(13,989)	$19,151	$71,088	$28,064
Depreciation	85,324	75,519	237,538	225,230
Amortization of net lease discounts and lease incentives	2,113	1,075	10,288	7,252
Interest, net	60,381	56,794	184,063	181,551
Income tax provision	2,709	3,484	12,037	10,925
EBITDA	136,538	156,023	515,014	453,022
Adjustments:
Impairment of aircraft	78,403	20,436	102,358	67,005
Loss on extinguishment of debt	—	—	—	36,570
Non-cash share based payment expense	1,424	949	3,981	3,167
Gain on mark to market of interest rate derivative contracts	(54)	—	(220)	(681)
Adjusted EBITDA	$216,311	$177,408	$621,133	$559,083

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
The table below shows the reconciliation of net income to ANI for the three and nine months ended September 30, 2015 and 2014, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Net income (loss)	$(13,989)	$19,151	$71,088	$28,064
Loss on extinguishment of debt(2)	—	—	—	36,570
Ineffective portion and termination of hedges(1)	215	(21)	509	41
Gain on mark to market of interest rate derivative contracts(2)	(54)	—	(220)	(681)
Non-cash share based payment expense(3)	1,424	949	3,981	3,167
Term Financing No. 1 hedge loss amortization charges(1)	—	3,601	4,401	11,544
Securitization No. 1 hedge loss amortization charges (1)	2,725	2,865	8,248	8,792
Adjusted net income (loss)	$(9,679)	$26,545	$88,007	$87,497

(1) Included in Interest, net.
(2) Included in Other income (expense).
(3) Included in Selling, general and administrative expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
Weighted average shares:	2015	2014	2015	2014
Common shares outstanding	80,566,400	80,389,996	80,565,754	80,389,131
Restricted common shares	645,427	600,581	604,179	581,932
Total weighted average shares	81,211,827	80,990,577	81,169,933	80,971,063

	Three Months Ended September 30,		Nine Months Ended September 30,
Percentage of weighted average shares:	2015	2014	2015	2014
Common shares outstanding	99.21%	99.26%	99.26%	99.28%
Restricted common shares	0.79%	0.74%	0.74%	0.72%
Total	100.00%	100.00%	100.00%	100.00%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average common shares outstanding – Basic	80,566,400	80,389,996	80,565,754	80,389,131
Effect of dilutive shares	—	—	—	—
Weighted average common shares outstanding – Diluted (b)	80,566,400	80,389,996	80,565,754	80,389,131

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share amounts)
Adjusted net income allocation:
Adjusted net income (loss)	$(9,679)	$26,545	$88,007	$87,497
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	—	(197)	(655)	(629)
Adjusted net income (loss) allocable to common shares – Basic and Diluted	$(9,679)	$26,348	$87,352	$86,868

Adjusted net income (loss) per common share – Basic and Diluted	$(0.12)	$0.33	$1.08	$1.08

(a)
For the three months ended September 30 2014, distributed and undistributed earnings to restricted shares was 0.74% of net income. For the nine months ended September 30, 2015 and 2014, distributed and undistributed earnings to restricted shares are 0.74% and 0.72%, respectively, of net income. The amount of restricted share forfeitures for all periods present is immaterial to the allocation of distributed and undistributed earnings.

(b)	For the three and nine months ended September 30, 2015 and 2014, we had no dilutive shares.

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
A hypothetical 100-basis point increase/decrease in our variable interest rates would increase/decrease the minimum contracted rentals on our portfolio as of September 30, 2015 by $3.6 million and $2.2 million, respectively, over the next twelve months. As of September 30, 2015, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $2.4 million and $1.3 million, respectively, net of amounts received from our interest rate derivatives, over the next twelve months.

Item 4.    Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2015. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION
Item 1.    Legal Proceedings
The Company is not a party to any material legal or adverse regulatory proceedings.

Item 1A. Risk Factors
There have been no material changes to the disclosure related to the risk factors described in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2014 and our Form 10-Q filed with the SEC for the quarter ended June 30, 2015.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the third quarter of 2015, we purchased our common shares as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1 through July 31	—	$—	—	$100,000,000
August 1 through August 31	—	—	—	100,000,000
September 1 through September 30	—	—	—	100,000,000
Total	—	$—	—	$100,000,000

(a)	On October 31, 2014, our Board of Directors authorized the repurchase of $100.0 million of the Company’s common shares.

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

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
99.1	Owned Aircraft Portfolio at September 30, 2015. *
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (v) Notes to Unaudited Consolidated Financial Statements. *

*Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 3, 2015

AIRCASTLE LIMITED
(Registrant)
By:	/s/ Aaron Dahlke
Aaron Dahlke
Chief Accounting Officer and Authorized Officer