Form 10-K
period 2015-12-31
Aircastle LTD
filed 2016-02-11
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the Registrant’s Common Shares based upon the closing price on the New York Stock Exchange on June 30, 2015 (the last business day of registrant’s most recently completed second fiscal quarter), beneficially owned by non-affiliates of the Registrant was approximately $1.24 billion. For purposes of the foregoing calculation, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and executive officers and shareholders owning 10% or more of the outstanding common shares of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.
As of February 5, 2016, there were 78,564,901 outstanding shares of the registrant’s common shares, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Documents of Which Portions Are Incorporated by Reference	Parts of Form 10-K into Which Portion Of Documents Are Incorporated
Proxy Statement for Aircastle Limited	Part III
2016 Annual General Meeting of Shareholders	(Items 10, 11, 12, 13 and 14)

SAFE HARBOR STATEMENT UNDER THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
All statements included or incorporated by reference in this Annual Report on Form 10-K (this “report”), other than characterizations of historical fact, are forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not necessarily limited to, statements relating to our ability to acquire, sell, lease or finance aircraft, raise capital, pay dividends, and increase revenues, earnings, EBITDA, Adjusted EBITDA and Adjusted Net Income and the global aviation industry and aircraft leasing sector. Words such as “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “may,” “will,” “would,” “could,” “should,” “seeks,” “estimates” and variations on these words and similar expressions are intended to identify such forward-looking statements. These statements are based on our historical performance and that of our subsidiaries and on our current plans, estimates and expectations and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements; Aircastle can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any such forward-looking statements which are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. These risks or uncertainties include, but are not limited to, those described from time to time in Aircastle’s filings with the Securities and Exchange Commission (“SEC”), including as described in Item 1A, and elsewhere in this report. In addition, new risks and uncertainties emerge from time to time, and it is not possible for Aircastle to predict or assess the impact of every factor that may cause its actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this report. Aircastle expressly disclaims any obligation to revise or update publicly any forward-looking statement to reflect future events or circumstances.
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

PART I.
ITEM 1. BUSINESS
Unless the context suggests otherwise, references in this report to “Aircastle,” the “Company,” “we,” “us,” or “our” refer to Aircastle Limited and its subsidiaries. References in this report to “Aircastle Bermuda” refer to Aircastle Holding Corporation Limited and its subsidiaries. Throughout this report, when we refer to our aircraft, we include aircraft that we have transferred into grantor trusts or similar entities for purposes of financing such assets through securitizations and term financings. These grantor trusts or similar entities are consolidated for purposes of our financial statements. All amounts in this report are expressed in U.S. dollars and the financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).
We acquire, lease, and sell commercial jet aircraft with large, global operator bases and long useful lives. As of December 31, 2015, our aircraft portfolio consisted of 162 aircraft leased to 53 lessees located in 34 countries. Our aircraft fleet is managed by an experienced team based in the United States, Ireland and Singapore. Typically, our aircraft are subject to net leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs arising during the term of the lease. We also may occasionally make investments in other aviation assets, including debt investments secured by commercial jet aircraft. As of December 31, 2015, the net book value of our flight equipment and finance and sales-type lease aircraft was $6.07 billion compared to $5.69 billion at the end of 2014. Our revenues and net income for the year ended December 31, 2015 were $819.2 million and $121.7 million, respectively, and for the fourth quarter of 2015 were $208.3 million and $50.6 million, respectively.
Growth in commercial air traffic is broadly correlated with world economic activity and, in recent years, has been expanding at a rate of one and a half to two times that of global GDP growth. The expansion of air travel has driven a rise in the world aircraft fleet. There are currently 19,000 commercial mainline passenger and freighter aircraft in operation worldwide. This fleet is expected to continue expanding at an average annual rate of three to four percent per annum over the next 20 years. In addition, aircraft leasing companies own an increasing share of the world’s commercial jet aircraft and now account for approximately 40% of this fleet.
Notwithstanding the sector’s long-term growth, the aviation markets have been, and are expected to remain, subject to economic variability, as well as to changes in macroeconomic relations such as fuel price levels and foreign exchange rates. The industry is susceptible to external shocks, such as regional conflicts and terrorist events. Mitigating these risks is the portability of the assets, allowing aircraft to be redeployed in locations where demand is higher.
Air traffic data for the past several years has shown strong passenger market growth. According to the International Air Transport Association, during 2015, global passenger traffic increased 6.5% compared to 2014. This strong growth was, in part, stimulated by lower air fare prices resulting from the significant drop in fuel prices. Air cargo demand, which is more sensitive to economic conditions, appears to have stabilized. However, the air cargo market continues to be hampered by oversupply arising from the production of dedicated freighter aircraft as well as the rapid growth in belly cargo capacity in passenger aircraft. During 2015, air cargo traffic increased 2.2% on a year over year basis, but capacity increased 6.1%, further depressing load factors.
There are large regional variations in demand for air travel. Emerging market economies have been experiencing significant increases in air traffic, driven by rising levels of per capita income. Air traffic growth in some regions is being driven by the proliferation of low cost carriers, which have stimulated demand through lower prices, and by the expansion of long-haul “hub and spoke” traffic, such as that flowing through the Persian Gulf. Mature markets, such as North America and Western Europe, are likely to grow more slowly in tandem with their economies. Also, airlines operating in areas with political instability or weakening economies, such as those in Russia and Brazil, will face increasing pressures, and their near-term outlook is more uncertain. On balance, we believe air travel will increase over time, and as a result, we expect demand for modern aircraft will continue to remain strong over the long-term.
Capital availability for aircraft has varied over time, and we consider this variability to be a basic characteristic of our business and if pursued properly, represents an important source of opportunity. Both debt and equity markets have improved globally over the past several years with the recovery from the global financial crisis. Strong U.S. debt capital market conditions benefited borrowers by permitting access to financing at historic lows while higher fees have driven down export credit agency (“ECA”) demand. Commercial bank debt continues to play a critical role in the air finance market, although we believe regulatory pressures will ultimately limit its role. However, recent heightened financial markets volatility stemming from global growth concerns and falling oil prices may increase capital costs and limit availability going forward. We believe these market forces could generate attractive new investment and trading opportunities upon which we are well placed to capitalize given our access to different financing sources and our limited capital commitments. Over the longer term, our strategy is to achieve an investment grade credit rating, which we believe will reduce our borrowing costs and enable more reliable access to debt capital throughout the business cycle.
We believe our business approach is differentiated from those of other large leasing companies. Our investment strategy is to seek out the best risk-adjusted return opportunities across the commercial jet market, regardless of aircraft type or investment source, so our acquisition targets vary with market opportunities. Additionally, our business approach is much less reliant on orders for new aircraft from aircraft manufacturers as a source of new investments, as we prefer to limit large, long-term future capital commitments. In general, we focus on discerning investment value in situations that are often more bespoke and generally less competitive.
Competitive Strengths
We believe that the following competitive strengths will allow us to capitalize on future growth opportunities in the global aviation industry:

•
Flexible, disciplined acquisition approach and broad investment sourcing network. Our investment strategy is to seek out the best risk-adjusted return opportunities across the commercial jet market, so our acquisition targets vary with market opportunities. Indeed, we consider Aircastle to be the industry’s largest “value investor.” We source our acquisitions through well-established relationships with airlines, other aircraft lessors, manufacturers, financial institutions and other aircraft owners. Since our formation in 2004, we built our aircraft portfolio through more than 125 transactions with 75 counterparties.

•
Strong capital raising track record and access to a wide range of financing sources. Aircastle is a publicly listed company and our shares have traded on the New York Stock Exchange since 2006. Since our inception in late 2004, we raised approximately $1.7 billion in equity capital from private and public investors. Our two largest shareholders are Marubeni Corporation (“Marubeni”) and Ontario Teachers’ Pension Plan (“Teachers’”) with whom we maintain strong, strategic relationships. We also obtained $11.7 billion in debt capital from a variety of sources including export credit agency-backed debt, commercial bank debt, the aircraft securitization markets and the unsecured bond market. The diversity and global nature of our financing sources demonstrates our ability to adapt to changing market conditions and seize new opportunities.

•
Our capital structure is long-dated and provides investment flexibility. Our aircraft are currently financed under debt financings with a weighted average debt maturity of 4.0 years. We also have a $600 million unsecured revolving credit facility that expires in 2019, thereby limiting our near-term financial markets exposure. As such, and given our relatively limited future capital commitments, we have resources to take advantage of what we anticipate will be a more attractive investment environment. We also believe that our access to the unsecured bond market and our unsecured revolving line of credit, which are enabled by our large unencumbered asset base, allow us to pursue a flexible and opportunistic investment strategy.

•
Experienced management team with significant expertise. Each member of our management team has more than twenty years of industry experience and has expertise in the acquisition, leasing, financing, technical management, restructuring/repossession or sale of aviation assets. This experience spans several industry cycles and a wide range of business conditions and is global in nature. We believe our management team is highly qualified to manage and grow our aircraft portfolio and to address our long-term capital needs.

•
Significant experience in successfully selling aircraft throughout their life cycle. Since our formation, we sold 141 aircraft for $3.1 billion. These sales produced net gains of $192 million and involved a wide range of aircraft types and buyers. Our team is adept at managing and executing the sale of both new and used aircraft. We sold 100 aircraft that were 15 or more years old at the time of sale, with many of these being sold on a part-out disposition basis, where the airframe and engines may be sold to various buyers. We believe this sales experience with older aircraft is an essential portfolio management skill and one of the capabilities that sets us apart from many of our larger competitors.

•
Diversified portfolio of modern aircraft. We have a portfolio of modern aircraft that is diversified with respect to lessees, geographic markets, lease maturities and aircraft types. As of December 31, 2015, our aircraft portfolio consisted of 162 aircraft, comprising a variety of aircraft types leased to 53 lessees located in 34 countries. Our lease expirations are well dispersed, with a weighted average remaining lease term of 5.9 years as of December 31,

2015. This provides the company with a long-dated base of contracted revenues. We believe our focus on portfolio diversification reduces the risks associated with individual lessee defaults and adverse geopolitical or economic issues, and results in generally predictable cash flows.

•
Global and scalable business platform. We operate through offices in the United States, Ireland and Singapore, using a modern asset management system designed specifically for aircraft operating lessors and capable of handling a significantly larger aircraft portfolio. We believe that our current facilities, systems and personnel are capable of supporting an increase in our revenue base and asset base without a proportional increase in overhead costs.

Business Strategy
The overall financing environment has improved in recent years and aircraft owners generally have benefited from the low interest rate environment. Particularly strong conditions in the debt capital markets have provided select borrowers, including Aircastle, with access to attractively priced, flexible financing providing a competitive advantage over airlines and lessors that lack similar access. Moreover, traditional asset-based financing for aircraft from commercial banks remains limited, particularly for older aircraft. Going forward, recent heightened financial markets volatility stemming from global growth concerns and falling oil prices may increase capital costs and limit availability. This may enable more attractive investment opportunities for Aircastle.
We plan to grow our business and profits over the long-term by continuing to employ the following elements of our fundamental business strategy:

•
Pursuing a disciplined and differentiated investment strategy. In our view, aircraft values change in different ways over time. As a consequence, we carefully evaluate investments across different aircraft models, ages, lessees and acquisition sources and re-evaluate these choices periodically as market conditions and relative investment values change. We believe the financing flexibility offered through unsecured debt and our team’s experience with a wide range of asset types enables our value oriented strategy and provides us with a competitive advantage for many investment opportunities. We view orders from equipment manufacturers to be part of our investment opportunity set but choose to limit long term capital commitments unless we believe there is an adequate return premium to compensate for risks and opportunity costs.

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

•
Maintaining a conservative capital commitment profile. We choose to limit long term capital commitments unless we believe there to be an adequate return premium to compensate for risks and opportunity costs. This approach sets us apart from most other large aircraft leasing companies.

•
Leveraging our strategic relationships. We intend to capture the benefits provided through the extensive global contacts and relationships maintained by Marubeni Corporation, which is our biggest shareholder and one of the largest Japanese trading companies. Our joint venture with Teachers’ provides us with an opportunity to pursue larger transactions, manage portfolio concentrations on improve our return on deployed capital.

•
Maintaining efficient access to capital from a wide range of sources while targeting an investment grade credit rating. We believe the aircraft investment market is subject to forces related to the business cycle and our strategy is to increase our purchase activity when prices are low and to emphasize asset sales when competition for assets is high. To implement this approach, we believe it is very important to maintain access to a wide variety of financing sources. Our strategy is to improve our corporate credit ratings to an investment grade level by maintaining strong portfolio and capital structure metrics while achieving a critical size through accretive growth. We believe improving our credit rating will not only reduce our borrowing costs but also facilitate more reliable access to both secured and unsecured debt capital throughout the business cycle.

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

•
Intending to pay quarterly dividends to our shareholders based on the Company’s sustainable earnings levels. Aircastle has paid dividends each quarter since our initial public offering in 2006. On October 30, 2015, our Board of Directors declared a regular quarterly dividend of $0.24 per common share, or an aggregate of $19.4 million for the three months ended December 31, 2015, which was paid on December 15, 2015 to holders of record on November 30, 2015. These dividend amounts may not be indicative of any future dividends. Our ability to pay quarterly dividends will depend upon many factors, including those as described in Item 1A. “Risk Factors” and elsewhere in this report.

Declaration Date	Dividend per Common Share	Aggregate Dividend Amount	Record Date	Payment Date
		(Dollars in thousands)
October 30, 2015	$0.240	$19,377	November 30, 2015	December 15, 2015
August 4, 2015	$0.220	$17,860	August 31, 2015	September 15, 2015
May 4, 2015	$0.220	$17,863	May 29, 2015	June 15, 2015
February 17, 2015	$0.220	$17,860	March 6, 2015	March 13, 2015
October 31, 2014	$0.220	$17,817	November 28, 2014	December 15, 2014
July 28, 2014	$0.200	$16,201	August 29, 2014	September 12, 2014
May 5, 2014	$0.200	$16,202	May 30, 2014	June 13, 2014
February 21, 2014	$0.200	$16,201	March 7, 2014	March 14, 2014
October 29, 2013	$0.200	$16,163	November 29, 2013	December 13, 2013
August 2, 2013	$0.165	$13,330	August 30, 2013	September 13, 2013
May 1, 2013	$0.165	$11,297	May 31, 2013	June 14, 2013
February 18, 2013	$0.165	$11,268	March 4, 2013	March 15, 2013
We believe our team’s capabilities in the global aircraft leasing market place us in a favorable position to explore new income-generating activities as capital becomes available for such activities. We intend to continue to focus our efforts on investment opportunities in areas where we believe we have competitive advantages and on transactions that offer attractive risk/return profiles after taking into consideration available financing options. In any case, there can be no assurance that we will be able to access capital on a cost-effective basis and a failure to do so could have a material adverse effect on our business, financial condition or results of operations.
Acquisitions and Sales
We originate acquisitions and sales through well-established relationships with airlines, other aircraft lessors, financial institutions and brokers, as well as other sources. We believe that sourcing such transactions both globally and through multiple channels provides for a broad and relatively consistent set of opportunities.
Our objective is to develop and maintain a diverse and stable operating lease portfolio. We review our operating lease portfolio periodically to sell aircraft opportunistically, to manage our portfolio diversification and to exit from aircraft investments when we believe selling will achieve better expected risk-adjusted cash flows than reinvesting in and re-leasing the aircraft. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Acquisitions and Sales.”
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
Potential investments and sales are evaluated by teams comprised of marketing, technical, risk management, financial and legal professionals. These teams consider a variety of aspects before we commit to purchase or sell an aircraft, including price, specification/configuration, age, condition and maintenance history, operating efficiency, lease terms, financial condition and liquidity of the lessee, jurisdiction, industry trends and future redeployment potential and values, among other factors. We believe that utilizing a cross-functional team of experts to consider the investment parameters noted above will help us assess more completely the overall risk and return profile of potential acquisitions and will help us move forward expeditiously on letters of intent and acquisition documentation. Our letters of intent are typically non-binding prior to internal approval, and upon internal approval, are binding subject to the fulfillment of customary closing conditions.
Finance
We intend to fund new investments through cash on hand, cash flows from operations, our revolving credit facility and medium to long-term financings. We may repay all or a portion of such borrowings from time to time with the net proceeds from subsequent long-term debt financings, additional equity offerings, cash generated from operations and asset sales. Therefore, our ability to execute our business strategy, particularly the acquisition of additional commercial jet aircraft or other aviation assets, depends to a significant degree on our ability to obtain additional debt and equity capital on terms we deem attractive.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Secured Debt Financings” and “ — Unsecured Debt Financings” under Item 7.
Segments
The Company manages, analyzes and reports on its business and results of operations on the basis of one operating segment: leasing, financing, selling and managing commercial flight equipment. Our chief executive officer is the chief operating decision maker.
Aircraft Leases
Nearly all of our aircraft are contracted on operating leases. Under an operating lease, we retain the benefit, and bear the risk, of re-leasing and of the residual value of the aircraft at the end of the lease. Operating leasing can be an attractive alternative to ownership for an airline because leasing increases their fleet flexibility, requires lower capital commitments, and significantly reduces aircraft residual value risks. Under these leases, the lessee agrees to lease an aircraft for a fixed term, although certain of our operating leases allow the lessee the option to extend the lease for an additional term or, in rare cases, terminate the lease prior to its expiration. As a percentage of lease rental revenue for the year ended December 31, 2015, our three largest customers, LATAM Airlines Group S.A., Iberia Lineas Aereas de Espana S.A. and South African Airways Pty. Ltd., accounted for 6%, 6% and 5%, respectively.
The scheduled maturities of our aircraft leases by aircraft type grouping currently are as follows, taking into account lease placement and renewal commitments as of February 5, 2016:

	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	2026	2027	2028	2029	Off-Lease(1)	Total
A319/A320/A321	—	2	1	5	8	14	2	11	9	4	4	1	1	1	—	63
A330-200/300	1	5	1	2	1	4	—	—	3	5	1	1	—	—	—	24
737-700/800/900ER	—	2	3	5	9	3	10	3	4	1	—	4	—	—	1	45
757-200	—	5	1	—	—	—	—	—	—	—	—	—	—	—	—	6
777-200ER/300ER	—	1	1	2	—	1	—	1	1	1	—	—	—	—	—	8
E195	—	—	—	—	—	—	—	1	4	—	—	—	—	—	—	5
Freighters	1	4	4	—	—	—	1	1	—	—	—	—	—	—	—	11
Total	2	19	11	14	18	22	13	17	21	11	5	6	1	1	1	162

____________
(1) Includes one new Boeing 737-800 purchased in February 2016 which is being marketed for lease.

2016 Lease Expirations and Lease Placements
We began 2016 with three aircraft having scheduled lease expirations in 2016 that did not already have signed lease commitments in place and one off lease aircraft. We have since extended the lease for one of these aircraft. The remaining three aircraft, which account for 1.3% of our net book value of flight equipment (including flight equipment held for lease and net investment in finance and sales-type leases) at December 31, 2015, represent our best estimate for the aircraft which we will need to place on lease or sell this year. We now expect to sell two of these three aircraft. In February 2016, we agreed to purchase three new Boeing 737-800 aircraft delivering between the first and third quarters of 2016. We are actively marketing these aircraft and expect to have them on lease by the delivery of the final aircraft.
2017-2020 Lease Expirations and Lease Placements
Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in the period 2017-2020 representing the percentage of our net book value of flight equipment (including flight equipment held for lease and net investment in finance and sales-type leases) at December 31, 2015 specified below:

•	2017: 19 aircraft, representing 12%;

•	2018: 11 aircraft, representing 9%;

•	2019: 14 aircraft, representing 10%; and

•	2020: 18 aircraft, representing 6%.
Lease Payments and Security.  Each of our leases requires the lessee to pay periodic rentals during the lease term. As of December 31, 2015, rentals on more than 92% of our leases then in effect, as a percentage of net book value, are fixed and do not vary according to changes in interest rates. For the remaining leases, rentals are payable on a floating interest-rate basis. Most lease rentals are payable either monthly or quarterly in advance, and all lease rentals are payable in U.S. dollars.
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
Other Aviation Assets and Alternative New Business Approaches
As of December 31, 2015, our investment base consisted almost entirely of commercial jet aircraft. We believe investment opportunities may arise in related areas such as financing secured by commercial jet aircraft as well as jet engine and spare parts leasing, trading and financing. In the future, we may make opportunistic investments in these or other sectors or in other aviation-related assets, and we intend to continue to explore other income-generating activities and investments.
We established a joint venture with Teachers’ in December 2013 to invest in leased aircraft. This joint venture is aimed at leveraging our capabilities and to allow us to pursue larger opportunities than we would have on our own. As of December 31, 2015, the joint venture’s total assets were $516 million. At February 5, 2016, Teachers’ holds 10.0% of our outstanding common shares. Therefore, each of the joint venture and the sales of the aircraft were arm's length related party transactions under our related party policy and were approved by our Audit Committee.
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
Competition for aircraft acquisitions comes from large established aircraft leasing companies, smaller players, and new entrants. The improvement in financial markets conditions over the past several years has increased competition across most asset types and has drawn many new investors to our business.
Larger lessors are generally more focused on acquiring new aircraft via both purchase and lease-back transactions with airlines and through direct orders with the original equipment manufacturers. These larger lessors include GE Capital Aviation Services, AerCap Holdings NV, Air Lease Corporation, Aviation Capital Group, CIT Aerospace, SMBC Aviation Capital, BOC Aviation and Avolon Holdings/Bohai Leasing. In addition, several major Asian financial institutions have entered the market for new aircraft over the past several years through new leasing subsidiaries and have been pursuing business aggressively.
Many aircraft leasing companies appear to be in the midst of significant changes, which have the potential to affect the industry structure. Avolon Holdings was recently acquired by Bohai Leasing, a Chinese leasing company affiliated with HNA Group, and AWAS’ ownership group is exploring exit alternatives. Further, in late 2015, CIT announced it was exploring strategic alternatives for CIT Aerospace, and Pacific Mutual Life announced it was contemplating a possible initial public offering for its Aviation Capital Group unit. Bank of China and Development Bank of China are also exploring initial public offerings for their leasing subsidiaries.
Competition for mid-aged and older aircraft typically comes from smaller players that, in many cases, rely on private equity or hedge fund capital sources. Such competitors include Apollo Aviation Group, Deucalion, Castlelake, Alterna Capital Partners and a number of relatively new players funded by alternative investment funds and companies. These companies are typically fund-based, rather than having permanent capital structures, and have benefited from the substantially improved availability of debt financing for mid-aged aircraft.
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
Some of our competitors have, or may obtain, greater financial resources than we have and may have a lower cost of capital. A number also commit to speculative orders of new aircraft to be placed on operating lease upon delivery from the manufacturer, which compete with new and used aircraft offered by other lessors. However, we believe that we are able to compete favorably in aircraft acquisition, leasing and sales activities due to the reputation of our team of experienced professionals, extensive market contacts and expertise in sourcing and acquiring aircraft. We also believe our access of unsecured capital markets debt provides us with a competitive advantage in pursuing investments quickly and reliably and in acquiring aircraft in situations for which it may be more difficult to finance on a secured, non-recourse basis.
Employees
As of December 31, 2015, we had 103 employees. None of our employees are covered by a collective bargaining agreement, and we believe that we maintain excellent employee relations. We provide certain employee benefits, including retirement benefits, and health, life, disability and accident insurance plans.
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
We believe the insurance coverage currently carried by our lessees and by Aircastle provides adequate protection against the accident-related and other covered risks involved in the conduct of our business. However, there can be no assurance that we have adequately insured against all risks, that lessees will at all times comply with their obligations to maintain insurance, that our lessees’ insurers and re-insurers will be or will remain solvent and able to satisfy any claims, that any particular claim will ultimately be paid or that we will be able to procure adequate insurance coverage at commercially reasonable rates in the future.
Government Regulation
The air transportation industry is highly regulated. In general, we are not directly subject to most air transportation regulations because we do not operate aircraft. In contrast, our lessees are subject to extensive, direct regulation under the laws of the jurisdictions in which they are registered and under which they operate. Such laws govern, among other things, the registration, operation, security, and maintenance of our aircraft, as well as environmental and financial oversight regulation of their operations.
Our customers may also be subject to noise or emissions regulations in the jurisdictions in which they operate our aircraft. For example, the United States and other jurisdictions may impose stringent limits on nitrogen oxide (“NOx”), carbon monoxide (“CO”) and carbon dioxide (“CO2”) emissions from engines. In June 2015, the U.S. Environmental Protection Agency (“EPA”) started a regulatory process to find that Greenhouse Gas (“GHG”) emissions from certain engines endangers public health and welfare and announced its intention to promulgate new rules to adopt CO2 standards promulgated by the International Civil Aviation Organization (“ICAO”), which are anticipated in 2016. In addition, European countries generally have strict environmental regulations and, in particular, the European Union (“E.U.”) has included aviation in the European Emissions Trading Scheme (“ETS”), although the United States, China and other countries continue to oppose the inclusion of aviation emissions in ETS. Other environmental regulations our customers may be subject to include those relating to discharges to surface and subsurface waters, management of hazardous substances, oils, and waste materials, and other regulations affecting their aircraft operations.
Inflation
Inflation affects our lease rentals, asset values and costs, including SG&A expenses and other expenses. We do not believe that our financial results have been, or will be, adversely affected by inflation in a material way.
Subsequent Events
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure since the balance sheet date of December 31, 2015 through the date of this filing, the date on which the consolidated financial statements included in this Form 10-K were issued.

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
The financial crisis that began in the second half of 2008 resulted in significant global market volatility and disruption and a lack of liquidity. While these conditions have stabilized and many segments of the capital markets have improved substantially since the first quarter of 2009, the availability and pricing of capital in the commercial bank market and in the unsecured bond market remain susceptible to global events, including, for example, the recent decision by the U.S. Federal Reserve to begin raising interest rates, concerns over China’s economy and global growth implications following a precipitous drop in oil prices. If we need, but cannot obtain, adequate capital on satisfactory terms, or at all, as a result of negative conditions in the capital markets or otherwise, our business, financial condition, results of operations or our ability to pay dividends to our shareholders could be materially adversely affected. Additionally, such inability to obtain capital on satisfactory terms, or at all, could prevent us from pursuing attractive future growth opportunities.
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
We bear the risk of re-leasing and selling or otherwise disposing of our aircraft in order to continue to generate revenues. In certain cases we commit to purchase aircraft that are not subject to lease and therefore are subject to lease placement risk. Because only a portion of an aircraft’s value is covered by contractual cash flows from an operating lease, we are exposed to the risk that the residual value of the aircraft will not be sufficient to permit us to fully recover or realize a gain on our investment in the aircraft and to the risk that we may have to record impairment charges. Further, our ability to re-lease, lease or sell aircraft on favorable terms, or at all, or without significant off-lease time and transition costs is likely to be adversely impacted by risks affecting the airline industry generally.
Other factors that may affect our ability to realize upon the investment in our aircraft and that may increase the likelihood of impairment charges, include higher fuel prices which may reduce demand for older, less fuel efficient aircraft, additional environmental regulations, customer preferences and other factors that may effectively shorten the useful life of older aircraft.
We have written down the value of some of our assets in 2015 and in prior years, and if conditions worsen, or in the event of a customer default, we may be required to record further write-downs.
We test our assets for recoverability whenever events or changes in circumstances indicate that the carrying amounts for such assets are not recoverable from their expected, undiscounted cash flows. We also perform our annual fleet-wide recoverability assessment during the third quarter of each year. This recoverability assessment is a comparison of the carrying value of each aircraft to its undiscounted expected future cash flows. We develop the assumptions used in the recoverability assessment, including those relating to current and future demand for each aircraft type, based on management’s experience in the aircraft leasing industry as well as information received from third party sources. We refer to impairments arising from this analysis as “Annual Fleet-Wide Review.” During our 2015 assessment, we recorded an aggregate of $34.6 million in impairments during the third quarter as a result of reduced forecasted cash flows for four Boeing 747-400 converted freighter aircraft.
If anticipated aircraft lease cash flows or sales values worsen due to a decline in market conditions, or a lessee customer defaults, we may have to reassess the carrying value of one or more of our aircraft assets.  In particular, we believe that as aircraft approach the end of their economic useful lives, their carrying values may be more susceptible to non-recoverable declines in value because such assets will have a shorter opportunity in which to benefit from a market recovery. As such, it is possible that additional impairments may be triggered for other long-lived assets and any such impairment amounts may be material. As of December 31, 2015, based on net book value, 13% of our aircraft portfolio was 15 years or older and 3% of our aircraft portfolio was 20 years or older.
Our financial reporting for lease revenue may be significantly impacted by a proposed new model for lease accounting.
We anticipate the Financial Accounting Standards Board (“FASB”) will issue Accounting Standards Codification (“ASC”) 842 (“ASC 842”), “Leases” which will replace the existing guidance in ASC 840, Leases, in early 2016. Based on the FASB’s tentative decisions, the accounting for leases by lessors would basically remain unchanged from the concepts existing in current ASC 840 accounting. The FASB tentatively decided that lessors would be precluded from recognizing selling profit and revenue at lease commencement for any sales-type or direct finance lease that does not transfer control of the underlying asset to the lessee. This requirement aligns the notion of what constitutes a sale in the lessor accounting guidance with that in the forthcoming revenue recognition standard, which evaluates whether a sale has occurred from the customer’s perspective. We anticipate that the standard will be effective for public entities beginning after December 15, 2018. Based on the original Leases re-exposure draft and the FASB’s tentative decisions, we believe the standard will not have a material impact on our consolidated financial statements. We do not believe that the adoption of the standard will significantly impact our existing or potential lessees' economic decisions to lease aircraft.
Our ability to obtain debt financing and our cost of debt financing is, in part, dependent upon our credit ratings and a credit downgrade could adversely impact our financial results.
Our ability to obtain debt financing and our cost of debt financing is dependent, in part, on our credit ratings. Maintaining our credit ratings depends in part on strong financial results and in part on other factors, including the outlook of the ratings agencies on our sector and on the market generally. A credit rating downgrade may result in higher pricing or less favorable terms under secured financings, including ECA backed financings, or may make it more difficult or more costly for us to raise debt financing in the unsecured bond market. Credit rating downgrades may therefore make it more difficult to satisfy our funding requirements.
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
On October 30, 2015, our Board of Directors declared a regular quarterly dividend of $0.24 per common share, or an aggregate of approximately $19.4 million, which was paid on December 15, 2015 to holders of record on November 30, 2015. This dividend may not be indicative of the amount of any future quarterly dividends. Our ability to pay, maintain or increase cash dividends to our shareholders is subject to the discretion of our Board of Directors and will depend on many factors, including: our ability to comply with financial covenants in our financing documents that limit our ability to pay dividends and make certain other restricted payments; the difficulty we may experience in raising, and the cost of, additional capital and our ability to finance our aircraft acquisition commitments; our ability to re-finance our long-term financings; our ability to negotiate and enforce favorable lease rates and other contractual terms; the level of demand for our aircraft in the lease placement or sales markets; the economic condition of the commercial aviation industry generally; the financial condition and liquidity of our lessees; unexpected or increased aircraft maintenance or other expenses; the level and timing of capital expenditures, principal repayments and other capital needs; maintaining our credit ratings, our results of operations, financial condition and liquidity; legal restrictions on the payment of dividends, including a statutory dividend test and other limitations under Bermuda law; and general business conditions and other factors that our Board of Directors deems relevant. Some of these factors are beyond our control. In the future we may not choose to pay dividends or may not be able to pay dividends, maintain our current level of dividends, or increase them over time. The failure to maintain or pay dividends may adversely affect our share price.
We are subject to risks related to our indebtedness that may limit our operational flexibility and our ability to compete with our competitors.
General Risks
As of December 31, 2015, our total indebtedness was approximately $4.0 billion, representing approximately 69.4% of our total capitalization. Aircastle Limited has guaranteed most of this indebtedness and we are responsible on a full recourse basis for timely payment when due and compliance with covenants under the related debt documentation. As a result of our substantial amount of indebtedness, we may be unable to generate sufficient cash to pay, when due, the principal of, interest on or other amounts due with respect to our indebtedness, and our substantial amount of indebtedness may increase our vulnerability to adverse economic and industry conditions, reduce our flexibility in planning for or reaction to changes in the business environment or in our business or industry, and adversely affect our cash flow and our ability to operate our business and compete with our competitors.
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
The international nature of our business exposes us to trade and economic sanctions and other restrictions imposed by the U.S. and other governments. The U.S. Departments of Justice, Commerce and Treasury, as well as other agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against companies for violations of export controls, the Foreign Corrupt Practices Act (“FCPA”), and other federal statutes, sanctions and regulations, including those established by the Office of Foreign Assets Control (“OFAC”) and, increasingly, similar or more restrictive foreign laws, rules and regulations, including the U.K. Bribery Act (“UKBA”), which may also apply to us. By virtue of these laws and regulations, and under laws and regulations in other jurisdictions, we may be obliged to limit our business activities, we may incur costs for compliance programs and we may be subject to enforcement actions or penalties for noncompliance. In recent years, U.S. and foreign governments have increased their oversight and enforcement activities with respect to these laws, and we expect the relevant agencies to continue to increase these activities.
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
The aircraft leasing and sales industry has experienced periods of aircraft oversupply and undersupply. In recent years, we believe the market has been characterized by oversupply of certain older, less fuel efficient aircraft and certain freighter aircraft types. More recently, the values of certain types of wide-body aircraft have been under stress but it is unclear whether this is a temporary market imbalance or a long term trend. The oversupply of a specific type of aircraft in the market is likely to depress aircraft lease rates for, and the value of, that type of aircraft.
The supply and demand for aircraft is affected by various cyclical and non-cyclical factors that are not under our control, including:

•	passenger and air cargo demand;

•	operating costs, including fuel costs, and general economic conditions affecting our lessees’ operations;

•	geopolitical events, including war, prolonged armed conflict and acts of terrorism;

•	outbreaks of communicable diseases and natural disasters;

•	governmental regulation;

•	interest rates;

•	foreign exchange rates;

•	airline restructurings and bankruptcies;

•	the availability of credit;

•	changes in control of, or restructurings of, other aircraft leasing companies;

•	manufacturer production levels and technological innovation;

•	discounting by manufacturers on aircraft types nearing end of production;

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
The advent of superior aircraft technology and higher production levels could cause our existing aircraft portfolio to become outdated and therefore less desirable.
As manufacturers introduce technological innovations and new types of aircraft, including the Boeing 787 and Airbus A350 and re-engined and/or replacement types for the Boeing 737, Boeing 777, Airbus A320, Airbus A330 and Embraer E-Jet families of aircraft, certain aircraft in our existing aircraft portfolio may become less desirable to potential lessees or purchasers. This next generation of aircraft is expected to deliver improved fuel consumption and reduced noise and emissions with lower operating costs compared to current-technology aircraft. The Boeing 787 is currently in production while the Boeing 777X is expected to enter service in 2020-2021. The first variant of the Airbus A350 entered service in December 2014. The A320neo, A330neo and 737 MAX families of aircraft are expected to enter service between 2016 and 2017 and first deliveries for Embraer’s second generation of E-Jets, the E-2 family, is expected to begin in 2018. Further, Bombardier Inc., Commercial Aircraft Corporation of China Ltd. and Sukhoi Company (JSC) are developing aircraft models that will compete with the Airbus A319, the Boeing 737 and the Embraer E-Jet.
The introduction of these new models, and the potential resulting overcapacity in aircraft supply, could adversely affect the residual values and the lease rates for our aircraft and our ability to lease or sell our aircraft on favorable terms, or at all.
The effects of energy, emissions, and noise regulations and policies may negatively affect the airline industry. This may cause lessees to default on their lease payment obligations to us and may limit the market for certain aircraft in our portfolio.
Governmental regulations regarding aircraft and engine noise and emissions levels apply based on where the relevant aircraft is registered and operated. For example, jurisdictions throughout the world have adopted noise regulations which require all aircraft to comply with noise level standards. In addition to the current requirements, the United States and ICAO have adopted a new, more stringent set of standards for noise levels which applies to engines manufactured or certified on or after January 1, 2006. Currently, U.S. regulations would not require any phase-out of aircraft that qualify with the older standards applicable to engines manufactured or certified prior to January 1, 2006, but the E.U. has established a framework for the imposition of operating limitations on aircraft that do not comply with the new standards. These regulations could limit the economic life of the aircraft and engines, reduce their value, limit our ability to lease or sell these non-compliant aircraft and engines or, if engine modifications are permitted, require us to make significant additional investments in the aircraft and engines to make them compliant.
In addition to stringent noise restrictions, the U.S. and other jurisdictions have imposed stringent limits on aircraft engine emissions, such as NOx, CO and CO2, consistent with current ICAO standards. European countries have relatively strict environmental regulations that can restrict operational flexibility and decrease aircraft productivity. The E.U. has included the aviation sector in its ETS, and has attempted to apply the ETS to flights outside of European airspace. This effort has been opposed by the U.S. and other countries. The E.U. has since suspended the ETS for flights from or to non- European countries due to a proposal issued by the ICAO in October 2013 for a global program to reduce aircraft GHGs, which would become effective by 2020. As a result the E.U. has also proposed to amend the ETS to permanently exclude all flights or portions thereof that do not take place in European regional airspace from the ETS until ICAO mechanism goes into effect. Finally, ICAO has also adopted a resolution designed to cap GHGs from aircraft and further committed to propose a GHG standard for aircraft engines by 2016. As noted above, the U.S. EPA has announced its intent to promulgate and adopt a rule to incorporate these new standards.

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
As of December 31, 2015, 13% of our aircraft portfolio, based on net book value, was 15 years or older. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Additionally, older aircraft typically are less fuel-efficient than newer aircraft and may be more difficult to re-lease or sell, particularly if, due to increasing production rates by aircraft manufacturers or airline insolvencies or other distress, older aircraft are competing with newer aircraft in the lease or sale market. Expenses like fuel, aging aircraft inspections, maintenance or modification programs and related airworthiness directives could make the operation of older aircraft less economically feasible and may result in increased lessee defaults. We may also incur some of these increased maintenance expenses and regulatory costs upon acquisition or re-leasing of our aircraft. Re-leasing larger wide-body aircraft may result in higher reinvestment and maintenance expenditures than re-leasing narrow-body aircraft.
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
We compete with other operating lessors, airlines, aircraft manufacturers, financial institutions, aircraft brokers and other investors with respect to aircraft acquisitions, leasing and sales. The aircraft leasing industry is highly competitive and may be divided into three basic activities: (i) aircraft acquisition; (ii) leasing or re-leasing of aircraft; and (iii) aircraft sales. Competition varies among these three basic activities.
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

Risks Related to our Order of New Embraer E-Jet E2 Aircraft
We do not have lease commitments or financing in place for the 25 E-Jet E2 aircraft that we contracted to purchase from Embraer and are scheduled for delivery between 2018 and 2021. Our ability to lease these aircraft on favorable terms, if at all, may be adversely affected by desirability of this new aircraft type and risks to the commercial airline industry generally. If we are unable to obtain the necessary financing or otherwise satisfy our contractual obligations to Embraer, we will be subject to several potential risks, including:

•
forfeiting advance deposits and progress payments to Embraer, as well as incurring certain significant costs related to these commitments such as actual damages and legal, accounting and financial advisory expenses;

•	defaulting on any future lease commitments we may have entered into with respect to these aircraft, which could result in monetary damages and strained relationships with lessees;
•failing to realize the benefits of purchasing and leasing such aircraft; and

•	risking harm to our business reputation, which would make it more difficult to purchase and lease aircraft in the future on agreeable terms, if at all.
In addition, the Embraer E-Jet E2 is a new aircraft variant under development and is not yet in production. While the E-Jet E2 aircraft will incorporate a modified version of the recently introduced Pratt & Whitney geared turbofan engine, this version is also not in production. Airframe and engine manufacturers have occasionally experienced delays and technical difficulties in bringing new aircraft and engine types to market. If any aircraft for which we have made future lease commitments is delayed or if Embraer is unable to produce the aircraft in compliance with the performance specifications, some or all of our affected lessees might be able to terminate their leases with respect to such aircraft. Our purchase agreement with Embraer and the anticipated future leases for these aircraft contain certain cancellation rights related to delays in delivery. Any such termination could strain our relations with those lessees going forward. Lastly, we will rely on Embraer to return any advance deposits and progress payments if they are unable to meet their obligations to us, and we may not be able to recover such amounts if Embraer defaults or becomes insolvent. Any of these events could materially and adversely affect our financial results and operations.
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
Certain of our leases provide that the lessee is required to make periodic payments to us during the lease term in order to provide cash reserves for the major maintenance. In these leases there is an associated liability for us to reimburse the lessee after such maintenance is performed. A substantial number of our leases do not provide for any periodic maintenance reserve payments to be made to us. Typically, these lessees are required to make payments at the end of the lease term. However, in the event such lessees default, the value of the aircraft could be negatively affected by the maintenance condition and we may be required to fund the entire cost of performing major maintenance on the relevant aircraft without, in either case, having received compensating maintenance payments from these lessees.
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
Emerging markets are countries which have less developed economies that are vulnerable to economic and political problems, such as significant fluctuations in gross domestic product, interest and currency exchange rates, civil disturbances, government instability, nationalization and expropriation of private assets, unfavorable legal systems, change in law regarding recognition of contracts or ownership rights, changes in governments or government policy and the imposition of taxes or other charges by governments. The occurrence of any of these events in markets served by our lessees and the resulting instability may adversely affect our ownership interest in an aircraft or the ability of lessees which operate in these markets to meet their lease obligations and these lessees may be more likely to default than lessees that operate in developed economies. For the year ended December 31, 2015, 42 of our lessees, which operated 119 aircraft and generated 63% of our lease rental revenue, are domiciled or habitually based in emerging markets.
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
Adverse currency movements could negatively affect our lessees’ ability to honor the terms of their leases and could materially adversely affect our business, financial condition and results of operations.
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
As a result of economic conditions, significant volatility in oil prices and financial markets distress, airlines may be forced to reorganize. Historically, airlines involved in reorganizations have undertaken substantial fare discounting to maintain cash flows and to encourage continued customer loyalty. Such fare discounting has in the past led to lower profitability for all airlines. Bankruptcies and reduced demand may lead to the grounding of significant numbers of aircraft and negotiated reductions in aircraft lease rental rates, with the effect of depressing aircraft market values.  Additional grounded aircraft and lower market values would adversely affect our ability to sell certain of our aircraft on favorable terms, or at all, or re-lease other aircraft at favorable rates comparable to the then current market conditions, which collectively would have an adverse effect on our financial results. We may not recover any of our claims or damages against an airline under bankruptcy or insolvency protection.
If our lessees fail to appropriately discharge aircraft liens, we might find it necessary to pay such claims, which could have a negative effect on our cash position and our business.
In the normal course of business, liens that secure the payment of airport fees and taxes, custom duties, air navigation charges (including charges imposed by Eurocontrol), landing charges, crew wages, repairer’s charges, salvage or other liens, are likely, depending on the jurisdiction in question, to attach to the aircraft. These liens may secure substantial sums that may, in certain jurisdictions or for certain types of liens (particularly “fleet liens”), exceed the value of the relevant aircraft. Although the financial obligations relating to these liens are the responsibility of our lessees, if they fail to fulfill their obligations, these liens may attach to our aircraft and ultimately become our responsibility. Until these liens are discharged, we may be unable to repossess, re-lease or sell the aircraft or unable to avoid detention or forfeiture of the aircraft.

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
European Concentration
Twenty three lessees in Europe accounted for 64 aircraft totaling 26% of the net book value of our aircraft at December 31, 2015. Eighteen aircraft, representing 6% of the net book value of our aircraft at December 31, 2015, were leased to a customer in Spain.
Commercial airlines in Europe continue to face increased competitive pressures due to the expansion of low cost carriers, industry consolidation, as well as the growth of strong airlines in the Middle East. While several of the continent’s larger airlines have announced comprehensive restructuring efforts, including significant cost cutting measures, we have some concerns about the ability of smaller players to adapt to the changing environment.
The Russian airline industry has been severely hurt by events including the impact of sanctions against Russia, the devaluation of the Ruble, the significant decline in oil prices, the destruction by terrorists of an aircraft flying from Egypt and increased tensions with Turkey. Three lessees accounted for four aircraft totaling 4% of the net book value of our aircraft at December 31, 2015. Continued uncertainty in Russia could lead to the early termination or repossession of more of our aircraft from Russian airlines. Our lease placement opportunities and lease rates may also be negatively impacted if other aircraft leased to Russian airlines are returned or new aircraft sales to Russian airlines fail to be consummated.
Asian Concentration
Fifteen lessees in Asia accounted for 49 aircraft totaling 39% of the net book value of our aircraft at December 31, 2015. Growth in most of Asia has been strong, driven in large part by emerging economies. Asian airlines continue to face competition from new entrants and the growth of low cost carriers in the region. There is also risk of oversupply in the future driven by large outstanding order books of some Asian airlines. Demand weaknesses, due to slowing economic growth in the region, could adversely affect the Asian airlines industry. Seven lessees in southeast Asia accounted for 35 aircraft totaling 28% of the net book value of our aircraft at December 31, 2015.
North American Concentration
Six lessees in North America accounted for 17 aircraft totaling 6% of the net book value of our aircraft at December 31, 2015. Consolidation among major airlines in the U.S. has helped drive capacity discipline and pricing power, but despite recent improvements in the financial results of many carriers, airlines remain highly susceptible to macroeconomic and geopolitical factors outside their control.
South American Concentration
Five lessees in South America accounted for 22 aircraft totaling 19% of the net book value of our aircraft at December 31, 2015. The region’s largest economy, Brazil, has suffered from depressed commodity prices, currency devaluation and a stalled economy, which has forced a reduction in capacity by the country’s airlines. Two lessees in Brazil accounted for 15 aircraft totaling 9% of the net book value of our aircraft at December 31, 2015.
Middle East and African Concentration
Four lessees in the Middle East and Africa accounted for nine aircraft totaling 10% of the net book value of our aircraft at December 31, 2015. Middle Eastern lessees, and particularly Gulf-based carriers, have a large number of aircraft on order and continue to capitalize on the region’s favorable geographic position as an East-West transfer hub. In recent years, a number of countries in the Middle East and North Africa experienced significant political instability, negatively impacting tourism and air travel. Continued unrest and instability would again negatively impact the financial performance of airlines operating to, from, and within this region.

Risks Related to the Aviation Industry
Fuel prices significantly impact the profitability of the airline industry. If fuel prices rise in the future, our lessees might not be able to meet their lease payment obligations, which would have an adverse effect on our financial results and growth prospects.
Fuel costs represent a major expense to airlines. Fuel prices fluctuate widely depending primarily on international market conditions, geopolitical and environmental events and currency/exchange rates. As a result, fuel costs are not within the control of lessees and significant changes would materially affect their operating results.
While fuel prices have significantly declined since 2014, there can be no assurance that lower fuel prices will persist. Due to the competitive nature of the airline industry, airlines have been, and may continue to be, unable to pass on increases in fuel prices to their customers by increasing fares in a manner that fully compensates for the costs incurred. Higher and more volatile fuel prices may also have an impact on consumer confidence and spending, and thus may adversely impact demand for air transportation. In addition, airlines may not be able to successfully manage their exposure to fuel price fluctuations. If fuel prices increase due to future terrorist attacks, acts of war, armed hostilities, rebellion or political instability, natural disasters or for any other reason, they are likely to cause our lessees to incur higher costs and/or generate lower revenues, resulting in an adverse impact on their financial condition and liquidity. Fuel cost volatility may contribute to the reluctance of airlines to make future commitments to leased aircraft and reduce the demand for lease aircraft. Consequently, these conditions may: (i) affect our lessees’ ability to make rental and other lease payments; (ii) result in lease restructurings and/or aircraft repossessions; (iii) increase our costs of re-leasing or selling our aircraft; or (iv) impair our ability to re-lease or sell our aircraft on a timely basis at favorable rates or terms, or at all.
If the effects of terrorist attacks and geopolitical conditions adversely impact the financial condition of the airlines, our lessees might not be able to meet their lease payment obligations, which would have an adverse effect on our financial results and growth prospects.
War, armed hostilities or terrorist attacks, or the fear of such events, could decrease demand for air travel or increase the operating costs of our customers. The situations in Iraq, Afghanistan, Syria, North Africa and Ukraine remain unsettled, and other international incidents, such as tension over North Korea’s nuclear program and territorial disputes in East Asia, may lead to regional or broader international instability.   Future terrorist attacks, war or armed hostilities, large protests or government instability, or the fear of such events, could further negatively impact the airline industry and may have an adverse effect on the financial condition and liquidity of our lessees, aircraft values and rental rates and may lead to lease restructurings or aircraft repossessions, all of which could adversely affect our financial results.
Terrorist attacks and geopolitical conditions have negatively affected the airline industry, and concerns about geopolitical conditions and further terrorist attacks could continue to negatively affect airlines (including our lessees) for the foreseeable future, depending upon various factors, including: (i) higher costs to the airlines due to the increased security measures; (ii) decreased passenger demand and revenue due to safety concerns or the inconvenience of additional security measures; (iii) the price and availability of jet fuel; (iv) higher financing costs and difficulty in raising the desired amount of proceeds on favorable terms, or at all; (v) the significantly higher costs of aircraft insurance coverage for future claims caused by acts of war, terrorism, sabotage, hijacking and other similar perils, and the extent to which such insurance has been or will continue to be available; (vi) the ability of airlines to reduce their operating costs and conserve financial resources, taking into account the increased costs incurred as a consequence of terrorist attacks and geopolitical conditions, including those referred to above; and (vii) special charges recognized by some airlines, such as those related to the impairment of aircraft and other long lived assets stemming from the above conditions.
Epidemic diseases, severe weather conditions, natural disasters or their perceived effects may negatively impact the airline industry and our lessees’ ability to meet their lease payment obligations to us, which, in turn, could have an adverse effect on our financial results.
Over the past several years, there have been outbreaks of epidemic diseases which have spread to other parts of the world. If an outbreak of epidemic diseases were to occur, numerous responses, including travel restrictions, might be necessary to combat the spread of the disease. Even if restrictions are not implemented, it is likely that passengers would voluntarily choose to reduce travel. There have been several outbreaks of epidemic diseases which have spread to other parts of the world in the last ten years, although their impact was relatively limited. Additional outbreaks of epidemic diseases, or the fear of such events, could result in travel bans or could have an adverse effect on our financial results. Similarly, demand for air travel or the inability of airlines to operate to or from certain regions due to severe weather conditions or natural disasters, such as floods, earthquakes or volcanic eruptions, could have an adverse effect on our lessees’ ability to their lease payment obligations to us, which could negatively impact our financial results.
Risks Related to Our Organization and Structure
If the ownership of our common shares continues to be highly concentrated, it may prevent minority shareholders from influencing significant corporate decisions and may result in conflicts of interest.

As of February 5, 2016, Marubeni owns 21,230,584 shares, or 27.0% of our common shares. Although the Shareholder Agreement, dated as of June 6, 2013, among us, Marubeni and a subsidiary of Marubeni (as amended and restated from time to time, the “Shareholder Agreement”), imposes certain restrictions on Marubeni’s and its affiliates’ ability to make additional acquisitions of our common shares, Marubeni, nonetheless, may be able to influence fundamental corporate matters and transactions, including the election of directors; mergers or amalgamations (subject to prior board approval); consolidations or acquisitions; the sale of all or substantially all of our assets; in certain circumstances, the amendment of our bye-laws; and our winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by our other shareholders. The interests of Marubeni may not always coincide with our interests or the interests of our other shareholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of our company. Also, Marubeni may seek to cause us to take courses of action that, in its judgment, could enhance its investment in us, but which might involve risks to our other shareholders or adversely affect us or our other shareholders. In addition, under the Shareholder Agreement, based on the current ownership of our common shares by Marubeni and the current size of our Board of Directors, Marubeni is entitled to designate three directors for election to our Board of Directors. As a result of these or other factors, the market price of our common shares could decline or shareholders might not receive a premium over the then-current market price of our common shares upon a change in control. In addition, this concentration of share ownership may adversely affect the trading price of our common shares because investors may perceive disadvantages in owning shares in a company with a significant shareholder.
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
We are a Bermuda company, and it may be difficult for securityholders to enforce judgments against us or our directors and executive officers.
We are a Bermuda exempted company and, as such, the rights of holders of our common shares will be governed by Bermuda law and our memorandum of association and bye-laws. The rights of securityholders under Bermuda law may differ from the rights of securityholders of companies incorporated in other jurisdictions. A substantial portion of our assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on those persons in the United States or to enforce in the United States judgments obtained in U.S. courts against us or those persons based on the civil liability provisions of the U.S. securities laws. Uncertainty exists as to whether courts in Bermuda will enforce judgments obtained in other jurisdictions, including the United States, against us or our directors or officers under the securities laws of those jurisdictions or entertain actions in Bermuda against us or our directors or officers under the securities laws of other jurisdictions.
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

Our joint venture may have an adverse effect on our business.
The joint venture we entered into with an affiliate of Teachers’, which is referred to in “Other Aviation Assets and Alternative New Business Approaches” above, involves significant risks that may not be present with other methods of ownership, including:

•	we may not realize a satisfactory return on our investment or the joint venture may divert management’s attention from our business;

•	our joint venture partner could have investment goals that are not consistent with our investment objectives, including the timing, terms and strategies for any investments;

•	our joint venture partner might fail to fund its share of required capital contributions or fail to fulfill its obligations as a joint venture partner; and

•
our joint venture partner may have competing interests in our markets that could create conflict of interest issues, particularly if aircraft owned by the joint venture are being marketed for lease or sale at a time when the Company also has comparable aircraft available for lease or sale.

As of February 5, 2016, Teachers’ owns 10.0% of our outstanding common shares.
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
As of February 5, 2016, there were 78,564,901 shares issued and outstanding, all of which are freely transferable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Approximately 37.1% of our outstanding common shares are held by our affiliates and can be resold into the public markets in the future in accordance with the requirements of Rule 144 under the Securities Act.
One affiliate, Marubeni, currently holds 27.0% of our outstanding common shares. Beginning in July 2016, or earlier upon the occurrence of certain events set forth in the Shareholders Agreement, Marubeni and permitted third-party transferees have the ability to cause us to register the resale of their common shares into the public markets. Another investor, Teachers’, currently holds 10.0% of our outstanding common shares and has the ability to cause us to register the resale of their common shares into the public markets.
The issuance of additional common shares in connection with acquisitions or otherwise will dilute all other shareholdings.
As of February 5, 2016, we had an aggregate of 156,541,592 common shares authorized but unissued and not reserved for issuance under our incentive plan. We may issue all of these common shares without any action or approval by our shareholders. We intend to continue to actively pursue acquisitions of aviation assets and may issue common shares in connection with these acquisitions. Any common shares issued in connection with our acquisitions, our incentive plan, and the exercise of outstanding share options or otherwise would dilute the percentage ownership held by existing shareholders.
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
Our Singapore subsidiaries are subject to Singapore income tax on their income from leasing, managing and servicing aircraft.  Singapore’s authorities have awarded our Singapore subsidiaries a reduced rate of tax until July 2017, provided that we satisfy certain conditions and requirements. If we cannot meet such conditions and requirements, or if the award is not renewed, we would be subject to additional Singapore income tax. This would adversely affect our business and would result in decreased earnings available for distribution to our shareholders.
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
We expect to continue to be a passive foreign investment company (“PFIC”) and may be a controlled foreign corporation (“CFC”) for U.S. federal income tax purposes.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We lease approximately 19,200 square feet of office space in Stamford, Connecticut for our corporate operations. The lease for the Stamford facility expires in December 2022. We lease approximately 3,380 square feet of office space in Dublin, Ireland and approximately 2,600 square feet of office space in Singapore for our operations in Europe and Asia. The lease for our Irish office expires in June 2016, and the lease for our Singapore office expires in July 2016.
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
Set forth below is information pertaining to our executive officers who held office as of February 5, 2016:
Ron Wainshal, 51, became our Chief Executive Officer in May 2005 and a member of our Board in May 2010. Prior to joining Aircastle, Mr. Wainshal was in charge of the Asset Management group of General Electric Capital Aviation Services (“GECAS”) from 2003 to 2005. After joining GECAS in 1998, Mr. Wainshal led many of GECAS’ U.S. airline restructuring efforts and its bond market activities, and played a major marketing and structured finance role in the Americas. Before joining GECAS, he was a principal and co-owner of a financial advisory company specializing in transportation infrastructure from 1994 to 1998 and prior to that held positions at Capstar Partners and The Transportation Group in New York and Ryder System in Miami. He received a BS in Economics from the Wharton School of the University of Pennsylvania and an MBA from the University of Chicago’s Booth Graduate School of Business.
Michael Inglese, 54, became our Chief Financial Officer in April 2007. Prior to joining the Company, Mr. Inglese served as an Executive Vice President and Chief Financial Officer of PanAmSat Holding Corporation, where he served as Chief Financial Officer from June 2000 until the closing of PanAmSat’s sale to Intelsat in July 2006. Mr. Inglese joined PanAmSat in May 1998 as Vice President, Finance after serving as Chief Financial Officer for DIRECTV Japan, Inc. He is a Chartered Financial Analyst who holds a BS in Mechanical Engineering from Rutgers University College of Engineering and his MBA from Rutgers Graduate School of Business Management.
Michael Kriedberg, 54, became our Chief Commercial Officer in April 2013. Prior to joining the Company, Mr. Kriedberg served as an Executive Vice President, Aviation Financing Operations of GECAS from August 2009. From January 2008 to August 2009, Mr. Kriedberg was the Chief Investment Officer of GE Capital Corporation (“GECC”) and President of the Bank Loan Group division of GECC from August 2006 to January 2008. Mr. Kriedberg holds a bachelor degree in Economics from SUNY Albany and a Master’s degree in Accounting from Pace University.

Christopher L. Beers, 51, became our General Counsel in November 2014. Prior to joining Aircastle, Mr. Beers held senior positions at GE Capital since 2000, including Senior Vice President and Associate General Counsel at GECAS from 2009 to 2014, and Senior Vice President and General Counsel of GE Transportation Finance from 2006 to 2009. Previously, Mr. Beers was a Senior Associate at the law firm of Milbank Tweed Hadley and McCloy in New York City. Mr. Beers holds a BS in Economics from Arizona State University and a JD from Pace Law School.
Joseph Schreiner, 58, became our Executive Vice President, Technical in October 2004. Prior to joining Aircastle, Mr. Schreiner oversaw the technical department at AAR Corp, a provider of products and services to the aviation and defense industries from 1998 to 2004 where he managed aircraft and engine evaluations and inspections, aircraft lease transitions, reconfiguration and heavy maintenance. Prior to AAR, Mr. Schreiner spent 19 years at Boeing (McDonnell-Douglas) in various technical management positions. Mr. Schreiner received a BS from the University of Illinois and an MBA from Pepperdine University.
Aaron Dahlke, 47, became our Chief Accounting Officer in June 2005. Prior to that, Mr. Dahlke was Vice President and Controller of Boullioun Aviation Services Inc. from January 2003 to May 2005. Prior to Boullioun, Mr. Dahlke was at ImageX.com, Inc. and Ernst & Young LLP. He received a B.S. in Accounting from California State University, San Bernardino. He is a Certified Public Accountant.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTER AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common shares are listed for trading on the New York Stock Exchange under the symbol “AYR.” As of February 5, 2016, there were 19,775 record holders of our common shares.
The following table sets forth the quarterly high and low prices of our common shares on the New York Stock Exchange for the periods indicated since our initial public offering and dividends during such periods:

	High	Low	Dividends Declared per Share ($)
Year Ending December 31, 2015:
First Quarter	$23.82	$19.64	$0.220
Second Quarter	$25.52	$22.15	$0.220
Third Quarter	$24.70	$18.50	$0.220
Fourth Quarter	$23.49	$19.13	$0.240

Year Ending December 31, 2014:
First Quarter	$20.07	$17.82	$0.200
Second Quarter	$19.49	$16.38	$0.200
Third Quarter	$19.55	$16.36	$0.200
Fourth Quarter	$21.58	$15.73	$0.220
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

Issuer Purchases of Equity Securities
During the fourth quarter of 2015, we purchased our common shares as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(a)
	(Dollars in thousands, except per share amounts)
October	—	$—	—	$100,000
November	450,905	19.77	450,905	91,086
December	504,330	19.84	504,330	81,079
Total	955,235	$19.81	955,235	$81,079

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
The following graph compares the cumulative five year total return to holders of our common shares relative to the cumulative total returns of the S&P 500 Index, the S&P Midcap 400 Index, and a customized peer group over the five year period ended December 31, 2015. The peer group consists of three companies: AerCap Holdings NV (NYSE: AER), Air Lease Corporation (NYSE: AL) and FLY Leasing Limited (NYSE: FLY). An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common shares, the S&P 500 Index, the S&P Midcap 400 Index and in the peer group on December 31, 2010, and the relative performance of each is tracked through December 31, 2015. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance. We believe that the S&P Midcap 400 Index is more representative of our peers than the S&P 500 Index. In addition, we may utilize the S&P 400 Midcap Index as a performance metric for share-based compensation.

* $100 invested on 12/31/10 in stock or index, including reinvestment of dividends.

	12/31/15	12/31/14	12/31/13	12/31/12	12/31/11	12/31/10
Aircastle Limited	$249.87	$245.41	$210.79	$132.08	$127.29	$100.00
S&P 500	180.75	178.29	156.82	118.45	102.11	100.00
S&P Midcap 400	166.05	169.75	154.64	115.84	98.27	100.00
Peer Group	186.93	174.05	167.61	85.20	82.53	100.00

ITEM 6. SELECTED FINANCIAL DATA
The selected historical consolidated financial, operating and other data as of December 31, 2015 and 2014 and for each of the three years in the period ended December 31, 2015 presented in this table are derived from our audited consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report. The selected consolidated financial data as of December 31, 2012 and 2011 presented in this table are derived from our audited consolidated financial statements and related notes thereto, which are not included in this Annual Report. You should read these tables along with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands, except share data)
Selected Financial Data:
Consolidated Statements of Income:
Lease rental revenue	$733,417	$714,654	$644,929	$623,503	$580,209
Total revenues	819,202	818,602	708,645	686,572	605,197
Selling, general and administrative expenses	56,198	55,773	53,436	48,370	45,953
Depreciation	318,783	299,365	284,924	269,920	242,103
Interest, net	243,577	238,378	243,757	222,808	204,150
Net income	121,729	100,828	29,781	32,868	124,270
Earnings per common share — Basic:
Net income	$1.50	$1.25	$0.40	$0.46	$1.64
Earnings per common share — Diluted:
Net income	$1.50	$1.25	$0.40	$0.46	$1.64
Cash dividends declared per share	$0.90	$0.82	$0.695	$0.615	$0.50

Other Operating Data:
EBITDA	$707,524	$658,606	$600,088	$546,285	$594,800
Adjusted EBITDA	832,105	792,283	717,209	647,622	607,870
Adjusted net income	142,271	167,642	59,260	57,009	144,963

Consolidated Statements of Cash Flows:
Cash flows provided by operations	$526,285	$458,786	$424,037	$427,277	$359,377
Cash flows used in investing activities	(864,662)	(861,602)	(682,933)	(741,909)	(445,420)
Cash flows provided by (used in) financing activities	324,625	(82,141)	295,292	637,327	141,608

Consolidated Balance Sheet Data:
Cash and cash equivalents	$155,904	$169,656	$654,613	$618,217	$295,522
Flight equipment held for lease, net of accumulated depreciation	5,867,062	5,579,718	5,044,410	4,662,661	4,387,986
Net investment in finance and sales-type leases	201,211	106,651	145,173	119,951	—
Total assets	6,569,964	6,175,146	6,199,429	5,757,073	5,188,499
Borrowings from secured and unsecured financings, net of debt issuance costs	4,041,156	3,744,587	3,684,897	3,543,589	2,950,586
Shareholders’ equity	1,779,500	1,720,335	1,645,407	1,415,626	1,404,608

Other Data:
Number of Aircraft (at the end of period)	162	148	162	159	144
Total debt to total capitalization	69.4%	68.5%	69.1%	71.5%	67.7%
Total unencumbered assets	$3,928,230	$3,510,588	$3,309,821	$2,709,915	$972,471

We define EBITDA as income (loss) from continuing operations before income taxes, interest expense, and depreciation and amortization. We use EBITDA to assess our consolidated financial and operating performance, and we believe this non-U.S. GAAP measure is helpful in identifying trends in our performance. This measure provides an assessment of controllable expenses and affords management the ability to make decisions which are expected to facilitate meeting current financial goals as well as achieving optimal financial performance. It provides an indicator for management to determine if adjustments to current spending decisions are needed. EBITDA provides us with a measure of operating performance because it assists us in comparing our operating performance on a consistent basis as it removes the impact of our capital structure (primarily interest charges on our outstanding debt) and asset base (primarily depreciation and amortization) from our operating results. Accordingly, this metric measures our financial performance based on operational factors that management can impact in the short-term, namely the cost structure, or expenses, of the organization. EBITDA is one of the metrics used by senior management and the Board of Directors to review the consolidated financial performance of our business.
We define Adjusted EBITDA as EBITDA (as defined above) further adjusted to give effect to adjustments required in calculating covenant ratios and compliance as that term is defined in the indenture governing our senior unsecured notes. Adjusted EBITDA is a material component of these covenants.
The table below shows the reconciliation of net income to EBITDA and Adjusted EBITDA for the years ended December 31, 2015, 2014, 2013, 2012 and 2011.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Net income	$121,729	$100,828	$29,781	$32,868	$124,270
Depreciation	318,783	299,365	284,924	269,920	242,103
Amortization of net lease premiums (discounts) and lease incentives	10,664	6,172	32,411	12,844	16,445
Interest, net	243,577	238,378	243,757	222,808	204,150
Income tax provision	12,771	13,863	9,215	7,845	7,832
EBITDA	$707,524	$658,606	$600,088	$546,285	$594,800
Adjustments:
Impairment of aircraft	119,835	93,993	117,306	96,454	6,436
Loss on extinguishment of debt	—	36,570	—	—	—
Non-cash share based payment expense	5,537	4,244	4,569	4,232	5,786
Loss (gain) on mark-to-market of interest rate derivative contracts	(791)	(1,130)	(4,754)	(597)	848
Contract termination expense	—	—	—	1,248	—
Adjusted EBITDA	$832,105	$792,283	$717,209	$647,622	$607,870
Management believes that Adjusted Net Income (“ANI”) when viewed in conjunction with the Company’s results under U.S. GAAP and the below reconciliation, provides useful information about operating and period-over-period performance, and provides additional information that is useful for evaluating the underlying operating performance of our business without regard to periodic reporting elements related to interest rate derivative accounting.

The table below shows the reconciliation of net income to ANI for the years ended December 31, 2015, 2014, 2013, 2012 and 2011.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Net income	$121,729	$100,828	$29,781	$32,868	$124,270
Loss on extinguishment of debt(2)	—	36,570	—	—	—
Ineffective portion and termination of cash flow hedges(1)	455	660	2,393	2,893	8,407
Loss (gain) on mark-to-market of interest rate derivative contracts(2)	(791)	(1,130)	(4,754)	(597)	848
Loan termination payment(1)	—	—	2,954	—	3,196
Write-off of deferred financing fees(1)	—	—	3,975	3,034	2,456
Stock compensation expense(3)	5,537	4,244	4,569	4,232	5,786
Term Financing No. 1 hedge loss amortization charges(1)	4,401	14,854	17,843	13,331	—
Securitization No. 1 hedge loss amortization charges(1)	10,940	11,616	2,499	—	—
Contract termination expense	—	—	—	1,248	—
Adjusted net income	$142,271	$167,642	$59,260	$57,009	$144,963
_____________

(1)	Included in Interest, net.

(2)	Included in Other income (expense).

(3)	Included in Selling, general and administrative expenses.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks, uncertainties and assumptions. You should read the following discussion in conjunction with Item 6. “Selected Financial Data” and our historical consolidated financial statements and the notes thereto appearing elsewhere in this report. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those described under Item 1A. — “Risk Factors” and elsewhere in this report. Please see “Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995” for a discussion of the uncertainties, risks and assumptions associated with these statements. Our consolidated financial statements are prepared in accordance with U.S. GAAP and, unless otherwise indicated, the other financial information contained in this report has also been prepared in accordance with U.S. GAAP. Unless otherwise indicated, all references to “dollars” and “$” in this report are to, and all monetary amounts in this report are presented in, U.S. dollars.
OVERVIEW
We acquire, lease, and sell commercial jet aircraft with large, global operator bases and long useful lives. As of December 31, 2015, our aircraft portfolio consisted of 162 aircraft that were leased to 53 lessees located in 34 countries. We also may occasionally make investments in other aviation assets, including debt investments secured by commercial jet aircraft. Our aircraft fleet is managed by an experienced team based in the United States, Ireland and Singapore. As of December 31, 2015, the net book value of our flight equipment and finance and sales-type lease aircraft was $6.07 billion compared to $5.69 billion at the end of 2014. Our revenues and net income for the year ended December 31, 2015 were $819.2 million and $121.7 million respectively, and for the fourth quarter 2015 were $208.3 million and $50.6 million, respectively.
Revenues
Our revenues are comprised primarily of operating lease rentals on flight equipment held for lease, revenue from retained maintenance payments related to lease expirations, lease termination payments, lease incentive amortization and interest recognized from finance and sales-type leases.
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
Segments
The Company manages, analyzes and reports on its business and results of operations on the basis of one operating segment: leasing, financing, selling and managing commercial flight equipment. Our chief executive officer is the chief operating decision maker.
Acquisitions and Sales
During 2015, we acquired 46 aircraft for $1.42 billion, including 14 aircraft for $384.8 million during the fourth quarter. The average age of the acquired aircraft during 2015 was 5.0 years and the leases had an average remaining lease term of approximately 8.6 years. Of the 46 aircraft purchased during the year, 43 were narrow-bodies.
At December 31, 2015, we had commitments to acquire 35 aircraft for $1.35 billion, including 25 new E-Jet E-2 aircraft from Embraer with delivery beginning in 2018. As of February 5, 2016, we have commitments to acquire 37 aircraft for $1.42 billion.

During 2015, we sold 31 aircraft for $562.5 million, which resulted in a net gain of $58.0 million. The weighted average age of these aircraft was 15.5 years. We repaid $150.6 million of debt associated with this flight equipment.

				Gain (Loss)
	Number	Weighted		on Sale of
	of	Average Age of	Maintenance	Flight	Transactional	Pre-tax
Year Ended December 31, 2015	Aircraft	Aircraft in Years	Revenue	Equipment	Impairment	Impact

Narrow-body	21	14.8	$12,334	$41,410	$(5,328)	$48,416
Wide-body	6	15.9	—	17,948	—	17,948
Freighter	4	18.3	11,412	(1,341)	(17,852)	(7,781)
Total	31	15.5	$23,746	$58,017	$(23,180)	$58,583

The following table sets forth certain information with respect to the aircraft owned by us as of December 31, 2015, 2014 and 2013:
AIRCASTLE AIRCRAFT INFORMATION (dollars in millions)

	Owned Aircraft as of December 31, 2015(1)	Owned Aircraft as of December 31, 2014(1)	Owned Aircraft as of December 31, 2013(1)
Flight Equipment Held for Lease	$6,068	$5,686	$5,190
Unencumbered Flight Equipment included in Flight Equipment Held for Lease	$3,928	$3,341	$2,655
Number of Aircraft	162	148	162
Number of Unencumbered Aircraft	118	95	80
Number of Lessees	53	54	64
Number of Countries	34	34	37
Weighted Average Age (years)(2)	7.5	8.4	9.9
Weighted Average Remaining Lease Term (years)(3)	5.9	5.4	5.0
Weighted Average Fleet Utilization during the Fourth Quarter(4)	99.7%	99.9%	99.5%
Weighted Average Fleet Utilization for the Year Ended(4)	99.3%	99.6%	98.7%
Portfolio Yield for the Fourth Quarter(5)	12.6%	13.3%	13.6%
Portfolio Yield for the Year Ended(5)	12.6%	13.3%	13.6%
     ____________

(1)	Calculated using net book value of flight equipment held for lease and net investment in finance and sales-type leases as at period end.

(2)	Weighted average age (years) by net book value.

(3)	Weighted average remaining lease term (years) by net book value.

(4)	Aircraft on-lease days as a percent of total days in period weighted by net book value.

(5)	Lease rental revenue for the period as a percent of the average net book value of flight equipment held for lease for the period.

Our owned aircraft portfolio as of December 31, 2015 is listed in Exhibit 99.1 to this report.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of December 31, 2015			Owned Aircraft as of December 31, 2014
	Number of Aircraft		% of Net Book Value	Number of Aircraft		% of Net Book Value
Aircraft Type
Passenger:
Narrow-body	118		46%	96		36%
Wide-body	33		44%	37		50%
Total Passenger	151		90%	133		86%
Freighter	11		10%	15		14%
Total	162		100%	148		100%

Manufacturer
Boeing	70		45%	76		51%
Airbus	87		53%	67		46%
Embraer	5		2%	5		3%
Total	162		100%	148		100%

Regional Diversification
Asia and Pacific	49		39%	46		40%
Europe	64		26%	65		29%
South America	22		19%	13		14%
Middle East and Africa	9		10%	6		10%
North America	17		6%	17		7%
Off-lease	1	(1)	—%	1	(2)	—%
Total	162		100%	148		100%
 _______________

(1)	Consisted of one Boeing 777-200ER aircraft that was being marketed for lease at December 31, 2015.

(2)	Consisted of one Airbus A320-200, which was subject to a commitment to lease and was delivered to our customer in February 2015.

Our largest customer represents 7% of the net book value of flight equipment held for lease (includes net book value of flight equipment held for lease and net investment in finance and sales-type leases) at December 31, 2015. Our top 15 customers for aircraft we owned at December 31, 2015, representing 87 aircraft and 68% of the net book value of flight equipment held for lease, are as follows:

Percent of Net Book Value	Customer	Country	Number of Aircraft
Greater than 6% per customer	Avianca Brazil	Brazil	10
	LATAM	Chile	3
	Lion Air	Indonesia	11

3% to 6% per customer	Iberia	Spain	18
	South African Airways	South Africa	4
	Thai Airways	Thailand	2
	Singapore Airlines	Singapore	4
	Air Asia X	Malaysia	3
	Air Berlin	Germany	12
	Emirates	United Arab Emirates	2
	AirBridge Cargo(1)	Russia	2
	Garuda	Indonesia	4
	Air Asia	Malaysia	8

Less than 3% per customer	Virgin Australia	Australia	2
	Avianca	Colombia	2
	Total top 15 customers		87
	All other customers		75
	Total all customers		162

(1) Guaranteed by Volga-Dnepr Airlines. If combined with one other affiliated customer, the two customers represents 5% of flight equipment held for lease.
Finance
Aircastle Limited is a publicly listed company and our shares have been trading on the New York Stock Exchange since August 2006. Since our inception in late 2004, we raised approximately $1.7 billion in equity capital from private and public investors. We also obtained $11.7 billion in debt capital from a variety of sources including export credit agency-backed debt, commercial bank debt, the aircraft securitization markets and the unsecured bond market. The diversity and global nature of our financing sources demonstrates our ability to adapt to changing market conditions and seize new growth opportunities.
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
See “Liquidity and Capital Resources — Secured Debt Financings” and ”Liquidity and Capital Resources — Unsecured Debt Financings” below.

Comparison of the year ended December 31, 2015 to the year ended December 31, 2014:

	Year Ended December 31,
	2015	2014
	(Dollars in thousands)
Revenues:
Lease rental revenue	$733,417	$714,654
Finance and sales-type lease revenue	7,658	10,906
Amortization of net lease discounts and lease incentives	(10,664)	(6,172)
Maintenance revenue	71,049	88,006
Total lease rentals	801,460	807,394
Other revenue	17,742	11,208
Total revenues	819,202	818,602
Expenses:
Depreciation	318,783	299,365
Interest, net	243,577	238,378
Selling, general and administrative	56,198	55,773
Impairment of aircraft	119,835	93,993
Maintenance and other costs	11,502	7,239
Total operating expenses	749,895	694,748
Other income (expense):
Gain on sale of flight equipment	58,017	23,146
Loss on extinguishment of debt	—	(36,570)
Other	919	1,207
Total other income (expense)	58,936	(12,217)
Income from continuing operations before income taxes	128,243	111,637
Income tax provision	12,771	13,863
Earnings of unconsolidated equity method investment, net of tax	6,257	3,054
Net income	$121,729	$100,828
Revenues:
Total revenues increased by $0.6 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily as a result of the following:
Lease rental revenue. The increase in lease rental revenue of $18.8 million for the year ended December 31, 2015 as compared to the same period in 2014 was primarily the result of $171.1 million of revenue consisting of $97.4 million, reflecting the full year impact of 31 aircraft purchased in 2014, and $73.7 million, reflecting the partial year impact of 42 aircraft purchased in 2015.
This increase was offset partially by a decrease in revenue of:

•	$118.6 million, consisting of $67.5 million due to the sale of 41 aircraft in 2014 and $51.1 million from the sale of 29 aircraft in 2015;

•	$27.1 million due to lease extensions, amendments and transitions; and

•	$6.6 million from the effect of lease terminations and other changes.
Finance and sales-type lease revenue. For the year ended December 31, 2015, $7.7 million of interest income from finance and sales-type leases was recognized as compared to $10.9 million of interest income from finance and sales-type leases recorded for the same period in 2014 due to the sale of three aircraft during 2015 and six aircraft during 2014, partially offset by the addition of six aircraft in 2015.
Amortization of net lease discounts and lease incentives.

	Year Ended December 31,
	2015	2014
	(Dollars in thousands)
Amortization of lease incentives	$(9,897)	$(6,584)
Amortization of lease premiums	(10,922)	(9,099)
Amortization of lease discounts	10,155	9,511
Amortization of net lease discounts and lease incentives	$(10,664)	$(6,172)
As more fully described above under “Revenues,” lease incentives represent our estimated portion of the lessee’s cost for heavy maintenance, overhaul or replacement of certain high-value components which is amortized over the life of the related lease. As we enter into new leases, the amortization of lease incentives generally increases and, conversely, if a related lease terminates, the related unused lease incentive liability will reduce the amortization of lease incentives. The increase in amortization of lease incentives of $3.3 million for the year ended December 31, 2015 as compared to the same period in 2014 was primarily attributable to $7.1 million of lease incentive amortization related to aircraft that were transitioned during the year ended December 31, 2015, partially offset by the reversal of $4.5 million of lease incentive amortization related to the early termination of one lease.
As more fully described above under “Revenues,” lease premiums represent the present value of the amount above current lease rates for acquired aircraft with attached leases. The increase in amortization of lease premiums of $1.8 million for the year ended December 31, 2015 as compared to the same period in 2014 resulted primarily from 11 aircraft purchased during 2015 and 13 aircraft purchased during 2014.
Maintenance revenue.

	Year Ended December 31,
	2015		2014
	Dollars (in thousands)	Number of Leases	Dollars (in thousands)	Number of Leases
Unscheduled lease terminations	$9,055	1	$45,373	10
Scheduled lease terminations	61,994	17	42,633	25
Maintenance revenue	$71,049	18	$88,006	35
Unscheduled lease terminations. For the year ended December 31, 2015, we recorded maintenance revenue totaling $9.1 million from unscheduled lease terminations related to one aircraft returned in 2015. Comparatively, for the same period in 2014, we recorded maintenance revenue totaling $45.4 million from unscheduled lease terminations associated with ten aircraft returned in 2014.
Scheduled lease terminations. For the year ended December 31, 2015, we recorded maintenance revenue from scheduled lease terminations totaling $62.0 million associated with 17 aircraft returned in 2015. Comparatively, for the same period in 2014, we recorded $42.6 million, associated with maintenance revenue from 25 scheduled lease terminations.
Other revenue was $17.7 million during the year ended December 31, 2015, which was primarily due to $12.9 million recognized in additional fees paid by lessees in connection with early termination of leases, $3.2 million in fees related to other lease revenue and $1.5 million in administrative fees from the joint venture with Teachers’. For the year ended December 31, 2014, other revenue was $11.2 million, which was primarily due to $10.2 million recognized in additional fees paid by lessees in connection with early termination of leases and $1.0 million in administrative fees from the joint venture with Teachers’.

Operating Expenses:
Total operating expenses increased by 7.9%, or $55.1 million, for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily as a result of the following:
Depreciation expense increased by $19.4 million for the year ended December 31, 2015 over the same period in 2014. The net increase is primarily the result of:

•	a $56.4 million increase in depreciation for aircraft acquired;

•	a $10.3 million increase due to changes to asset lives and residual values; and

•	a $5.5 million increase due to capitalized aircraft improvements.
This increase was offset by a $52.8 million decrease in depreciation for aircraft sales.
Interest, net consisted of the following:

	Year Ended December 31,
	2015	2014
	(Dollars in thousands)
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$204,326	$189,135
Hedge ineffectiveness losses	455	738
Amortization of interest rate derivatives related to deferred losses	24,023	34,979
Amortization of deferred financing fees and notes discount	14,878	13,961
Interest Expense	243,682	238,813
Less interest income	(105)	(435)
Interest, net	$243,577	$238,378

Interest, net increased by $5.2 million, or 2.2% over the twelve months ended December 31, 2014. This increase was due to higher interest of $15.2 million primarily resulting from higher weighted average debt outstanding for the twelve months ended December 31, 2015 versus the prior year, offset primarily by lower amortization of interest rate derivatives related to deferred losses of $11.0 million.
Selling, general and administrative expenses for the year ended December 31, 2015 increased by $0.4 million over the same period in 2014 due primarily to an increase in personnel costs and professional services. Non-cash share based expense was $5.5 million and $4.2 million for the years ended December 31, 2015 and 2014, respectively.
Impairment of aircraft was $119.8 million during the year ended December 31, 2015. See “Summary of Impairments and Recoverability Assessment” below for a detailed discussion of the related impairment charge for these aircraft. Impairment of aircraft was $94.0 million during the year ended December 31, 2014.
Maintenance and other costs were $11.5 million for the year ended December 31, 2015, an increase of $4.3 million over the same period in 2014. The net increase is primarily related to higher maintenance costs of $1.3 million related to scheduled terminations and $4.1 million related to unscheduled terminations and transitions, partially offset by a decrease in other costs of $1.2 million for the year ended December 31, 2015 versus the same period in 2014.
Other Income:
Total other income (expense) for the year ended December 31, 2015 was $58.9 million of income as compared to $12.2 million of expense versus the same period in 2014. The increase of $71.2 million is primarily a result of:
Gain on sale of flight equipment increased $34.9 million in 2015 resulting from gains of $58.0 million on sales of 31 aircraft primarily driven by strong investor demand during the period versus gains of $23.1 million on sales of 49 aircraft in 2014.

				Gain (Loss)
	Number	Weighted		on Sale of
	of	Average Age of	Maintenance	Flight	Transactional	Pre-tax
Year Ended December 31, 2015	Aircraft	Aircraft in Years	Revenue	Equipment	Impairment	Impact

Narrow-body	21	14.8	$12,334	$41,410	$(5,328)	$48,416
Wide-body	6	15.9	—	17,948	—	17,948
Freighter	4	18.3	11,412	(1,341)	(17,852)	(7,781)
Total	31	15.5	$23,746	$58,017	$(23,180)	$58,583

Loss on extinguishment of debt of $36.6 million in 2014 relates to the early payment of our 9.75% Senior Notes due 2018 in April, 2014. We did not record any loss on extinguishment of debt in 2015.
Income Tax Provision:
Our provision for income taxes for the years ended December 31, 2015 and 2014 was $12.8 million and $13.9 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland, Singapore and the United States. The decrease in our income tax provision of approximately $1.1 million for the year ended December 31, 2015 as compared to the same period in 2014 was primarily attributable to changes in operating income subject to tax in Ireland, Singapore, the United States and other jurisdictions.
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
Other Comprehensive Income:

	Year Ended December 31,
	2015	2014
	(Dollars in thousands)
Net income	$121,729	$100,828
Net change in fair value of derivatives, net of tax expense of $35 and $828, respectively	1,224	2,466
Derivative loss reclassified into earnings	24,023	34,979
Total comprehensive income	$146,976	$138,273
Other comprehensive income was $147.0 million for the year ended December 31, 2015, an increase of $8.7 million from the $138.3 million of other comprehensive income for the year ended December 31, 2014. Other comprehensive income for the year ended December 31, 2015 primarily consisted of:

•	$121.7 million of net income;

•
a $1.2 million gain from a change in fair value of interest rate derivatives, net of taxes, which is due primarily to net settlements for the year ended December 31, 2015, including a slight gain due to an upward shift in the 1 Month LIBOR forward curve; and

•	$24.0 million of amortization of deferred net losses reclassified into earnings primarily related to terminated interest rate derivatives.
Other comprehensive income for the year ended December 31, 2014 primarily consisted of:

•	$100.8 million of net income;

•
a $2.5 million gain from a change in fair value of interest rate derivatives, net of taxes, which is due primarily to net settlements for the year ended December 31, 2014 partially offset by a slight loss due to a downward shift in the 1 Month LIBOR forward curve; and

•	$35.0 million of amortization of deferred net losses reclassified into earnings primarily related to terminated interest rate derivatives.
Summary of Impairments and Recoverability Assessment
Annual Fleet-Wide Review
We perform our annual fleet-wide recoverability assessment during the third quarter. This recoverability assessment is a comparison of the carrying value of each aircraft to its undiscounted expected future cash flows. We develop the assumptions used in the recoverability assessment, including those relating to current and future demand for each aircraft type, based on management’s experience in the aircraft leasing industry, as well as information received from third party sources. Estimates of the undiscounted cash flows for each aircraft type are impacted by changes in contracted and future expected lease rates, residual values, expected scrap values, economic conditions and other factors.
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
Other Impairments
In December 2015, one of our Airbus A330-300 aircraft was returned to us early as a result of a lease termination. We elected not to reinvest in certain major maintenance needed to release this aircraft and instead have classified it as held for sale. As a result, we recorded an impairment of $16.9 million for this aircraft, partially offset by maintenance revenue of $9.1 million, reversed lease incentives of $4.5 million and other revenue of $1.8 million.
In September 2015, MAS informed us that it was effectively rejecting the lease on our Boeing 777-200ER aircraft as part of its restructuring. This aircraft, which was manufactured in 1998, was the only aircraft we had on lease to MAS. We repossessed it in October 2015. We reduced the carrying value of this aircraft to our best estimate of scrap value. While we had not decided to dispose of the aircraft, this write-down was driven by weak overall demand tor older wide-body aircraft, an increase in the supply of competing aircraft and the difficulty of recovering high redeployment costs given the proliferation of aircraft age limits across the world. This write-down resulted in an impairment of $37.8 million, partially offset by $1.2 million of other revenue from a letter of credit we drew following the lease rejection.
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
During 2014, we impaired three Boeing 747-400 converted freighter aircraft, two Boeing 737-400 aircraft, two Airbus A320-200 aircraft and one Boeing 757-200 aircraft and recorded impairment charges totaling $73.6 million. For these aircraft, we recorded maintenance revenue of $51.6 million and other revenue of $0.7 million and reversed lease incentives of $4.1 million.
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
Aircraft Monitoring List
At December 31, 2015, we considered six freighter aircraft and three passenger aircraft with a total net book value of $209.4 million to be more susceptible to failing our recoverability assessments due to their sensitivity to changes in contractual cash flows, future cash flow estimates and aircraft residual or scrap values.

Comparison of the year ended December 31, 2014 to the year ended December 31, 2013:

	Year Ended December 31,
	2014	2013
	(Dollars in thousands)
Revenues:
Lease rental revenue	$714,654	$644,929
Finance and sales-type lease revenue	10,906	16,165
Amortization of net lease discounts and lease incentives	(6,172)	(32,411)
Maintenance revenue	88,006	68,342
Total lease rentals	807,394	697,025
Other revenue	11,208	11,620
Total revenues	818,602	708,645
Expenses:
Depreciation	299,365	284,924
Interest, net	238,378	243,757
Selling, general and administrative	55,773	53,436
Impairment of aircraft	93,993	117,306
Maintenance and other costs	7,239	13,631
Total operating expenses	694,748	713,054
Other income (expense):
Gain on sale of flight equipment	23,146	37,220
Loss on extinguishment of debt	(36,570)	—
Other	1,207	6,132
Total other income (expense)	(12,217)	43,352
Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	111,637	38,943
Income tax provision	13,863	9,215
Earnings of unconsolidated equity method investment, net of tax	3,054	53
Net income	$100,828	$29,781
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
Finance and sales-type lease revenue. For the year ended December 31, 2014, $10.9 million of interest income from finance and sales-type leases was recognized as compared to $16.2 million of interest income from finance and sales-type leases recorded for the same period in 2013 due to the sale of six aircraft during the second quarter of 2014.

Amortization of net lease discounts and lease incentives.

	Year Ended December 31,
	2014	2013
	(Dollars in thousands)
Amortization of lease incentives	$(6,584)	$(25,356)
Amortization of lease premiums	(9,099)	(9,003)
Amortization of lease discounts	9,511	1,948
Amortization of net lease discounts and lease incentives	$(6,172)	$(32,411)
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
Maintenance revenue.

	Year Ended December 31,
	2014		2013
	Dollars (in thousands)	Number of Leases	Dollars (in thousands)	Number of Leases
Unscheduled lease terminations	$45,373	10	$47,734	10
Scheduled lease terminations	42,633	25	20,608	7
Maintenance revenue	$88,006	35	$68,342	17
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
Other revenue was $11.2 million during the year ended December 31, 2014, which was primarily due to $10.2 million recognized in additional fees paid by lessees in connection with early termination of leases. For the year ended December 31, 2013, other revenue was $11.6 million, which was primarily due to $9.9 million recognized in additional fees paid by lessees in connection with the early termination of leases.
Operating Expenses:
Total operating expenses decreased by 2.6%, or $18.3 million, for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily as a result of the following:
Depreciation expense increased by $14.4 million for the year ended December 31, 2014 over the same period in 2013. The net increase is primarily the result of:

•	a $54.1 million increase in depreciation for aircraft acquired; and

•	a $3.7 million increase due to changes to asset lives and residual values.
This increase was offset by:

•	a $40.8 million decrease in depreciation for aircraft sales; and

•	a $2.6 million decrease due to capitalized aircraft improvements being fully depreciated.
Interest, net consisted of the following:

	Year Ended December 31,
	2014	2013
	(Dollars in thousands)
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities(1)	$189,135	$196,176
Hedge ineffectiveness losses	738	371
Amortization of interest rate derivatives related to deferred losses	34,979	33,265
Amortization of deferred financing fees and notes discount(2)	13,961	14,719
Interest Expense	238,813	244,531
Less: Interest income	(435)	(774)
Interest, net	$238,378	$243,757
 ______________

(1)	For the year ended December 31, 2013, includes the loan termination fee of $2,954 related to two ECA financed aircraft sold in June 2013.

(2)	For the year ended December 31, 2013, includes the write-off of deferred financing fees of $3,975 related to the repayment of two ECA Financings.
Interest, net decreased by $5.4 million, or 2.2%, over the year ended December 31, 2013. The net decrease was primarily a result of:

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
These decreases were partially offset by a $1.7 million increase in amortization of deferred losses related to terminated interest rate derivatives reflecting the repayment of Securitization No. 1.
Selling, general and administrative expenses for the year ended December 31, 2014 increased by $2.3 million or 4.4% over the same period in 2013 primarily due to an increase in personnel costs. Non-cash share based expense was $4.2 million and $4.6 million for the years ended December 31, 2014 and 2013, respectively.
Impairment of aircraft was $94.0 million during the year ended December 31, 2014 and $117.3 million during the year ended December 31, 2013. See “Summary of Impairments and Recoverability Assessment” above for a detailed discussion of the related impairment charge for these aircraft.
Maintenance and other costs were $7.2 million for the year ended December 31, 2014, a decrease of $6.4 million over the same period in 2013. The net decrease was primarily related to lower maintenance costs of $3.4 million related to unscheduled terminations for the year ended December 31, 2013 and $3.6 million related to scheduled terminations versus the same period in 2013.  This decrease was partially offset by an increase of $0.6 million in maintenance costs attributable to scheduled terminations and returns as well as other routine costs such as inspections.
Other Income (Expense):
Total other income (expense) for the year ended December 31, 2014 was $12.2 million expense as compared to $43.4 million of income the same period in 2013. The decrease of $55.6 million was primarily a result of:

Gain on sale of flight equipment decreased $14.1 million in 2014 resulting from gains of $23.1 million on sales of 49 aircraft versus gains of $37.2 million on sales of 22 aircraft in 2013.

		Weighted			Gain (Loss)
	Number	Average Age		Lease	on Sale
	of	of Aircraft	Maintenance	Incentive	of Flight		Pre-tax
Year Ended December 31, 2014	Aircraft	in Years	Revenue	Revenue(1)	Equipment	Impairment	Impact

Narrow-body	28	14.3	$45,106	$776	$4,743	$(11,952)	$38,673
Wide-body	14	8.7	2,930	—	18,615	—	21,545
Freighter(2)	7	23.1	20,401	3,626	(212)	(43,865)	(20,050)
Total	49	11.7	$68,437	$4,402	$23,146	$(55,817)	$40,168

(1)	Included in Amortization of lease premiums, discounts and lease incentives on our Consolidated Statement of Income.

(2)	Two Boeing 747-400 converted freighters included in Flight held for sale in Other assets on our Consolidated Balance Sheet.

Loss on extinguishment of debt of $36.6 million related to the early payment of our 9.75% Senior Notes due 2018 in April, 2014.
Other decreased by $4.9 million, primarily related to the mark-to-market value of an undesignated interest rate derivative.
Income Tax Provision:
Our provision for income taxes for the years ended December 31, 2014 and 2013 was $13.9 million and $9.2 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland, Singapore and the United States. The increase in our income tax provision of $4.6 million for the year ended December 31, 2014 as compared to the same period in 2013, was primarily attributable to changes in operating income subject to tax in Ireland, Singapore, the U.S. and other jurisdictions. The loss on extinguishment of debt in 2014 of $36.6 million related to Bermuda operations and provided no tax benefit. The impairment charge in 2013 of $117.3 million was related to Bermuda and Ireland, which resulted in a $2.0 million Irish tax benefit.
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
The Company received an assurance from the Bermuda Minister of Finance that it would be exempted from local income, withholding and capital gains taxes until March 2035. Consequently, the provision for income taxes recorded related to income earned by certain subsidiaries of the Company which are located in, or earn income in, jurisdictions that impose income taxes, primarily the United States and Ireland.

Other Comprehensive Income:

	Year Ended December 31,
	2014	2013
	(Dollars in thousands)
Net income	$100,828	$29,781
Net change in fair value of derivatives, net of tax expense of $828 and $482, respectively	2,466	17,120
Derivative loss reclassified into earnings	34,979	33,265
Total comprehensive income	$138,273	$80,166
Other comprehensive income was $138.3 million for the year ended December 31, 2014, an increase of $58.1 million from the $80.2 million of other comprehensive income for the year ended December 31, 2013. Other comprehensive income for the year ended December 31, 2014 primarily consisted of:

•	$100.8 million of net income;

•
a $2.5 million gain from a change in fair value of interest rate derivatives, net of taxes, which was due primarily to net settlements for the year ended December 31, 2014 partially offset by a slight loss due to a downward shift in the 1 Month LIBOR forward curve; and

•	$35.0 million of amortization of deferred net losses reclassified into earnings primarily related to terminated interest rate derivatives.
Other comprehensive income for the year ended December 31, 2013 primarily consisted of:

•	$29.8 million of net income;

•
a $17.1 million gain from a change in fair value of interest rate derivatives, net of taxes, which is due primarily to net settlements for the year ended December 31, 2013 partially offset by a slight downward shift in the 1 Month LIBOR forward curve; and

•	$33.3 million of amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.
APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. Our estimates and assumptions are based on historical experiences and currently available information. Actual results may differ from such estimates under different conditions, sometimes materially. A summary of our significant accounting policies is presented in the notes to our consolidated financial statements included elsewhere in this Annual Report. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results and require our most subjective judgments, estimates and assumptions. Our most critical accounting policies and estimates are described below.
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
Flight Equipment Held for Lease and Depreciation
Flight equipment held for lease is stated at cost and depreciated using the straight-line method, typically over a 25-year life from the date of manufacture for passenger aircraft and over a 30 to 35-year life for freighter aircraft, depending on whether the aircraft is a converted or purpose-built freighter, to estimated residual values. Estimated residual values are generally determined to be approximately 15% of the manufacturer’s estimated realized price for passenger aircraft when new and 5% to 10% for freighter aircraft when new. Management may make exceptions to this policy on a case-by-case basis when, in its judgment, the residual value calculated pursuant to this policy does not appear to reflect current expectations of value. Examples of situations where exceptions may arise include but are not limited to:

•	flight equipment where estimates of the manufacturers’ realized sales prices are not relevant (e.g., freighter conversions);

•	flight equipment where estimates of the manufacturers’ realized sales prices are not readily available; and

•	flight equipment which may have a shorter useful life due to obsolescence.
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
Management develops the assumptions used in the recoverability analysis based on current and future expectations of the global demand for a particular aircraft type and historical experience in the aircraft leasing market and aviation industry, as well as information received from third party industry sources. The factors considered in estimating the undiscounted cash flows are impacted by changes in future periods due to changes in contracted lease rates, residual values, economic conditions, technology, airline demand for a particular aircraft type and many of the risk factors discussed in Item 1A. “Risk Factors.” See further discussion of our aircraft more susceptible to failing our recoverability assessment under “Summary of Impairments and Recoverability Assessment” above and “Fair Value Measurements” below.
Net Investment in Finance and Sales-Type Leases
If a lease meets specific criteria at the inception or at any lease modification date, we recognize the lease as a Net investment in finance and sales-type leases on our Consolidated Balance Sheets. For sales-type leases, we recognize the difference between the net book value of the aircraft and the Net investment in finance and sales-type leases as a gain or loss on sale of fight equipment, less any initial direct costs and lease incentives. The Net investment in finance and sales-type leases consists of lease receivables, less the unearned income, plus the estimated unguaranteed residual value of the leased flight equipment at the lease end date. The unearned income is recognized as Finance and sales-type lease revenue in our Consolidated Statements of Income over the lease term in a manner that produces a constant rate of return on the Net investment in finance and sales-type leases.
Collectability of finance and sales-type leases is evaluated periodically on an individual customer level. The evaluation of the collectability of the finance and sales-type leases considers the credit of the lessee and the value of the underlying aircraft. An allowance for credit losses is established if there is evidence that we will be unable to collect all amounts due according to the original contractual terms of the Net investment in finance and sales-type leases. At December 31, 2015, we had no allowance for credit losses for our Net investment in finance and sales-type leases. When collectability is not reasonably assured, the customer is placed on non-accrual status, and revenue is recognized when cash payments are received.
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
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
See Note 1 - Summary of Significant Accounting Policies - Organization and Basis of Presentation in the Notes to Consolidated Financial Statements below.
RECENTLY PROPOSED ACCOUNTING PRONOUNCEMENTS
See Note 1 - Summary of Significant Accounting Policies - Proposed Accounting Pronouncements in the Notes to Consolidated Financial Statements below.

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
During 2015, we met our liquidity and capital resource needs with $526.3 million of cash from operations, $500.0 million in gross proceeds from the issuance of our Senior Notes due 2022, $150.0 million of bank financings secured by two aircraft, $225.0 million draw down on our Revolving Credit Facility and $562.5 million of cash from aircraft sales.
In addition, we increased our Revolving Credit Facility from $450.0 million to $600.0 million, and we extended its maturity to May 13, 2019.
As of December 31, 2015, the weighted average maturity of our secured and unsecured debt financings was 4.0 years.
As of December 31, 2015, we are in compliance with all applicable covenants in our financings. We have also determined as of December 31, 2015 that our consolidated subsidiaries’ restricted net assets, as defined by Rule 4-08(e)(3) of Regulation S-X, are less than 25% of our consolidated net assets.
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

Cash Flows

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Net cash flow provided by operating activities	$526,285	$458,786	$424,037
Net cash flow used in investing activities	(864,662)	(861,602)	(682,933)
Net cash flow provided by (used in) financing activities	324,625	(82,141)	295,292
Operating Activities:
Cash flow provided by operations was $526.3 million and $458.8 million for the years ended December 31, 2015 and 2014, respectively. The increase in cash flow provided by operations of $67.5 million for the year ended December 31, 2015 versus the same period in 2014 was primarily a result of:

•	a $39.3 million increase in cash from maintenance revenue;

•	a $24.1 million increase in cash from lease rentals, net of finance and sales-type leases;

•	a $6.4 million decrease in cash paid for interest; and

•	a $7.1 million increase in cash from working capital.

These inflows were offset partially by a $7.6 million increase in cash paid for taxes.
Cash flow provided by operations was $458.8 million and $424.0 million for the years ended December 31, 2014 and 2013, respectively. The increase in cash flow provided by operations of $34.7 million for the year ended December 31, 2014 versus the same period in 2013 was primarily a result of a $79.2 million increase in cash from lease rentals.
These inflows were offset partially by:

•	a $17.9 million decrease in cash from working capital;

•	a $13.8 million decrease in cash from maintenance revenue;

•	a $6.3 million increase in cash paid for interest;

•	a $5.3 million decrease in cash from finance and sales-type leases; and

•	a $4.7 million increase in cash paid for taxes.
Investing Activities:
Cash flow used in investing activities was $864.7 million and $861.6 million for the years ended December 31, 2015 and 2014, respectively. The increase in cash flow used in investing activities of $3.1 million for the year ended December 31, 2015 versus the same period in 2014 was primarily a result of:

•	a $270.4 million decrease in proceeds from the sale of flight equipment;

•	a $78.1 million increase in net investments in finance and sales-type leases; and

•	a $6.8 million increase in aircraft purchase deposits and progress payments, net of returned deposits and aircraft sales deposits.
These outflows were offset partially by a $351.8 million decrease in the acquisition and improvement of flight equipment.
Cash flow used in investing activities was $861.6 million and $682.9 million for the years ended December 31, 2014 and 2013, respectively. The increase in cash flow used in investing activities of $178.7 million for the year ended December 31, 2014 versus the same period in 2013 was primarily a result of:

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
Financing Activities:
Cash flow provided by financing activities was $324.6 million for the year ended December 31, 2015 as compared to cash flow used in financing activities of $82.1 million for the year ended December 31, 2014. The net increase in cash flow provided by financing activities of $406.8 million for the year ended December 31, 2015 versus the same period in 2014 was primarily a result of:

•
a $335.9 million decrease in debt repayments primarily due to the repayment of Securitization No. 1 in February 2014 and repayment of our 9.75% Senior Notes due 2018 in April 2014, inclusive of debt extinguishment costs;

•	a $93.1 million decrease in maintenance and security deposits returned, net of deposits received; and

•	a $33.4 million decrease in payments for terminated cash flow hedges in 2014.
These inflows were offset partially by:

•	a $28.2 million decrease in proceeds from notes and debt financings;

•	an $18.8 million increase in issuances of common shares, net of repurchased shares; and

•	a $6.5 million increase in dividends.
Cash flow used in financing activities was $82.1 million for the year ended December 31, 2014 as compared to cash flow provided by financing activities of $295.3 million for the year ended December 31, 2013. The net increase in cash flow used in financing activities of $377.4 million for the year ended December 31, 2014 versus the same period in 2013 was a result of:

•
a $474.4 million increase in securitization and term debt repayments primarily due to the repayment of $219.9 million for Securitization No. 1 in February 2014 and $450.0 million for our 9.75% Senior Notes due 2018 in April 2014;

•	a $199.5 million decrease in issuances of common shares, net of repurchased shares primarily due to the sale of shares to Marubeni in July 2013;

•	a $60.2 million decrease in maintenance deposits received net of maintenance deposits returned;

•	a $33.4 million increase in payments for terminated interest rate derivatives;

•	a $32.8 million increase in debt extinguishment costs related to the repayment of our 9.75% Senior Notes due 2018 in April 2014;

•	a $32.5 million decrease in security deposits received net of security deposits returned;

•	a $14.4 million increase in dividends; and

•	$5.0 million of higher deferred financing costs.
The decreases were offset partially by:

•	a $440.0 million increase in proceeds from notes and debt financings; and

•	a $34.7 million decrease in restricted cash and cash equivalents related to security deposits and maintenance payments.
Debt Obligations
For complete information on our debt obligations, please refer to Note 7 - “Borrowings from Secured and Unsecured Debt” Financings in the Notes to Consolidated Financial Statements below.
Contractual Obligations
Our contractual obligations consist of principal and interest payments on variable and fixed rate liabilities, interest payments on interest rate derivatives, aircraft acquisition and rent payments pursuant to our office leases. Total contractual obligations increased to approximately $6.30 billion at December 31, 2015 from $5.30 billion at December 31, 2014 due primarily to:

•	an increase in borrowings their related interest obligations; and

•	an increase in purchase obligations for aircraft to be acquired.

The following table presents our actual contractual obligations and their payment due dates as of December 31, 2015.

	Payments Due by Period as of December 31, 2015
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Principal payments:
Senior Notes due 2017	$500,000	$—	$500,000	$—	$—
Senior Notes due 2018	400,000	—	400,000	—	—
Senior Notes due 2019	500,000	—	—	500,000	—
Senior Notes due 2020	300,000	—	—	300,000	—
Senior Notes due 2021	500,000	—	—	—	500,000
Senior Notes due 2022	500,000	—	—	—	500,000
Revolving Credit Facility	225,000	—	—	225,000	—
Securitization No. 2(1)	125,365	114,235	11,130	—	—
ECA Term Financings	404,492	47,014	99,177	106,433	151,868
Bank Financings	641,139	60,687	183,584	115,468	281,400
Total principal payments	4,095,996	221,936	1,193,891	1,246,901	1,433,268
Interest payments on debt obligations and derivative instruments(2)	846,984	203,912	339,966	212,488	90,618
Office leases(3)	5,554	921	1,487	1,544	1,602
Purchase obligations(4)	1,347,836	273,508	428,382	507,668	138,278
Total	$6,296,370	$700,277	$1,963,726	$1,968,601	$1,663,766
 _____________

(1)
Estimated principal payments for this non-recourse financing are based on excess cash flows available from forecasted lease rentals, net maintenance funding and proceeds from asset dispositions after the payment of forecasted operating expenses and interest payments, including interest payments on existing interest rate derivative agreements and policy provider fees.

(2)	Future interest payments on variable rate, LIBOR-based debt obligations and derivative instruments are estimated using the interest rate in effect at December 31, 2015.

(3)	Represents contractual payment obligations for our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.

(4)
At December 31, 2015, we had commitments to acquire 35 aircraft for $1.35 billion, including 25 new E-Jet E-2 aircraft form Embraer, with delivery beginning in 2018. These amounts include estimated amounts for pre-delivery deposits, contractual price escalations and other adjustments. As of February 5, 2016, we have commitments to acquire 37 aircraft for $1.42 billion.

Capital Expenditures
We make capital expenditures from time to time in connection with improvements made to our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the years ended December 31, 2015, 2014 and 2013, we incurred a total of $36.5 million, $14.0 million and $21.7 million, respectively, of capital expenditures (including lease incentives) related to the acquisition and improvement of aircraft.
As of December 31, 2015, the weighted average age (by net book value) of our aircraft was approximately 7.5 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Under our leases, the lessee is primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft, or a lessee fails to meet its maintenance obligations under the lease agreement. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.
Actual maintenance payments to us by lessees in the future may be less than projected as a result of a number of factors, including defaults by the lessees. Maintenance reserves may not cover the entire amount of actual maintenance expenses incurred and, where these expenses are not otherwise covered by the lessees, there can be no assurance that our operational cash flow and maintenance reserves will be sufficient to fund maintenance requirements, particularly as our aircraft age. See Item 1A. “Risk Factors — Risks Related to Our Business — Risks related to our leases — If lessees are unable to fund their maintenance obligations on our aircraft, we may incur increased costs at the conclusion of the applicable lease.”
Off-Balance Sheet Arrangements
We have entered into a joint venture with an affiliate of Teachers’, in which we have a 30% equity interest, which does not qualify for consolidated accounting treatment. The assets and liabilities of this joint venture are off our balance sheet and we only record our net investment under the equity method of accounting. See Footnote 5 - “Unconsolidated Equity Method Investment” in the Notes to Consolidated Financial Statements below.
Foreign Currency Risk and Foreign Operations
At December 31, 2015 all of our leases are payable to us in U.S. dollars. However, we incur Euro- and Singapore dollar-denominated expenses in connection with our subsidiaries in Ireland and Singapore. For the year ended December 31, 2015, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated approximately $14.3 million in U.S. dollar equivalents and represented approximately 25.4% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, it is likely that our international operations and our exposure to foreign currency risk will increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases we may enter into hedging transactions in the future to mitigate this risk. For the years ended December 31, 2015, 2014 and 2013, we incurred insignificant net gains and losses on foreign currency transactions.
Hedging
For complete information on our derivative instruments, please refer to Note 16 - “Accumulated Other Comprehensive Loss” in the Notes to Consolidated Financial Statements below.
Inflation
Inflation affects our lease rentals, asset values and costs, including selling, general and administrative expenses and other expenses. We do not believe that our financial results have been, or will be, adversely affected by inflation in a material way.
Management’s Use of EBITDA and Adjusted EBITDA
We define EBITDA as income (loss) from continuing operations before income taxes, interest expense, and depreciation and amortization. We use EBITDA to assess our consolidated financial and operating performance, and we believe this non-U.S. GAAP measure is helpful in identifying trends in our performance.
This measure provides an assessment of controllable expenses and affords management the ability to make decisions which are expected to facilitate meeting current financial goals, as well as achieving optimal financial performance. It provides an indicator for management to determine if adjustments to current spending decisions are needed.
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
The table below shows the reconciliation of net income to EBITDA for the years ended December 31, 2015, 2014 and 2013, respectively.

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Net income	$121,729	$100,828	$29,781
Depreciation	318,783	299,365	284,924
Amortization of net lease discounts and lease incentives	10,664	6,172	32,411
Interest, net	243,577	238,378	243,757
Income tax provision	12,771	13,863	9,215
EBITDA	$707,524	$658,606	$600,088
Adjustments:
Impairment of aircraft	119,835	93,993	117,306
Loss on extinguishment of debt	—	36,570	—
Non-cash share based payment expense	5,537	4,244	4,569
Gain on mark-to-market of interest rate derivative contracts	(791)	(1,130)	(4,754)
Adjusted EBITDA	$832,105	$792,283	$717,209
Management’s Use of Adjusted Net Income (“ANI”)
Management believes that ANI, when viewed in conjunction with the Company’s results under U.S. GAAP and the below reconciliation, provide useful information about operating and period-over-period performance and provides additional information that is useful for evaluating the underlying operating performance of our business without regard to periodic reporting elements related to interest rate derivative accounting and gains or losses related to flight equipment and debt investments.
The table below shows the reconciliation of net income to ANI for the years ended December 31, 2015, 2014 and 2013, respectively.

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Net income	$121,729	$100,828	$29,781
Loss on extinguishment of debt(2)	—	36,570	—
Ineffective portion and termination of cash flow hedges(1)	455	660	2,393
Gain on mark-to-market of interest rate derivative contracts(2)	(791)	(1,130)	(4,754)
Loan termination payment(1)	—	—	2,954
Write-off of deferred financing fees(1)	—	—	3,975
Stock compensation expense(3)	5,537	4,244	4,569
Term Financing No. 1 hedge loss amortization charges(1)	4,401	14,854	17,843
Securitization No. 1 hedge loss amortization charges(1)	10,940	11,616	2,499
Adjusted net income	$142,271	$167,642	$59,260
 ______________

(1)	Included in Interest, net.

(2)	Included in Other income (expense).

(3)	Included in Selling, general and administrative expenses.

	Year Ended December 31,
Weighted-average shares:	2015	2014	2013
Common shares outstanding	80,489,391	80,389,349	73,652,996
Restricted common shares	615,611	588,077	593,616
Total weighted-average shares	81,105,002	80,977,426	74,246,612

	Year Ended December 31,
Percentage of weighted-average shares:	2015	2014	2013
Common shares outstanding	99.24%	99.27%	99.20%
Restricted common shares(a)	0.76%	0.73%	0.80%
Total	100.00%	100.00%	100.00%

	Year Ended December 31,
	2015	2014	2013
Weighted-average common shares outstanding — Basic and Diluted(b)	80,489,391	80,389,349	73,652,996

	Year Ended December 31,
Adjusted net income allocation:	2015	2014	2013
	(Dollars in thousands, except per share amounts)
Adjusted net income	$142,271	$167,642	$59,260
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(1,080)	(1,217)	(474)
Adjusted net income allocable to common shares — Basic and Diluted	$141,191	$166,425	$58,786
Adjusted net income per common share — Basic	$1.75	$2.07	$0.80
Adjusted net income per common share — Diluted	$1.75	$2.07	$0.80
 ____________

(a)
For the years ended December 31, 2015, 2014 and 2013, distributed and undistributed earnings to restricted shares is 0.76%, 0.73% and 0.80%, respectively, of net income. The amount of restricted share forfeitures for all periods presented is immaterial to the allocation of distributed and undistributed earnings.

(b)	For the years ended December 31, 2015, 2014 and 2013, we have no dilutive shares.
Limitations of EBITDA, Adjusted EBITDA and ANI
An investor or potential investor may find EBITDA, Adjusted EBITDA and ANI important measures in evaluating our performance, results of operations and financial position. We use these non-U.S. GAAP measures to supplement our U.S. GAAP results in order to provide a more complete understanding of the factors and trends affecting our business.
EBITDA, Adjusted EBITDA and ANI have limitations as analytical tools and should not be viewed in isolation or as substitutes for U.S. GAAP measures of earnings. Material limitations in making the adjustments to our earnings to calculate EBITDA, Adjusted EBITDA and ANI, and using these non-U.S. GAAP measures as compared to U.S. GAAP net income, income from continuing operations and cash flows provided by or used in operations, include:

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
EBITDA, Adjusted EBITDA and ANI are not alternatives to net income, income from operations or cash flows provided by or used in operations as calculated and presented in accordance with U.S. GAAP. You should not rely on these non-U.S. GAAP measures as a substitute for any such U.S. GAAP financial measure. We strongly urge you to review the reconciliations to U.S. GAAP net income, along with our consolidated financial statements included elsewhere in this Annual Report. We also strongly urge you to not rely on any single financial measure to evaluate our business. In addition, because EBITDA, Adjusted EBITDA and ANI are not measures of financial performance under U.S. GAAP and are susceptible to varying calculations, EBITDA, Adjusted EBITDA and ANI as presented in this Annual Report, may differ from and may not be comparable to, similarly titled measures used by other companies.
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
A hypothetical 100-basis point increase/decrease in our variable interest rates would increase/decrease the minimum contracted rentals on our portfolio as of December 31, 2015 by $3.4 million and $2.8 million, respectively, over the next twelve months. As of December 31, 2015, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $3.8 million and $3.2 million, respectively, net of amounts received from our interest rate derivatives, over the next twelve months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and notes thereto, referred to in Item 15(A)(1) of this Form 10-K, are filed as part of this report and appear in this Form 10-K beginning on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2015. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.
Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015. The assessment was based on criteria established in the framework Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (2013 framework) (the COSO criteria). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2015.
Ernst & Young LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, audited the effectiveness of our controls over financial reporting as of December 31, 2015. Ernst & Young LLP has issued its report which is included below.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Aircastle Limited
We have audited Aircastle Limited and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Aircastle Limited and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Aircastle Limited and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aircastle Limited and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of Aircastle Limited and subsidiaries and our report dated February 11, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Stamford, Connecticut
February 11, 2016

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The name, age and background of each of our directors nominated for election will be contained under the caption “Election of Directors” in our Proxy Statement for our 2016 Annual General Meeting of Shareholders. The identification of our Audit Committee and our Audit Committee financial experts will be contained in our Proxy Statement for our 2016 Annual General Meeting of Shareholders under the captions “CORPORATE GOVERNANCE — Committees of the Board of Directors — The Audit Committee.” Information regarding our Code of Business Ethics and Conduct, any material amendments thereto and any related waivers will be contained in our Proxy Statement for our 2016 Annual General Meeting of Shareholders under the captions “CORPORATE GOVERNANCE — Code of Business Conduct and Ethics.” All of the foregoing information is incorporated herein by reference. The Code of Business Conduct and Ethics is posted on Aircastle’s Website at www.aircastle.com under Investors — Corporate Governance. Pursuant to Item 401(b) of Regulation S-K, the requisite information pertaining to our executive officers is reported immediately following Item 4 of Part I of this report.
Information on compliance with Section 16(a) of the Exchange Act will be contained in our Proxy Statement for our 2016 Annual General Meeting of Shareholders under the captions “OWNERSHIP OF AYR COMMON SHARES — Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
Information on compensation of our directors and certain named executive officers will be contained in our Proxy Statement for our 2016 Annual General Meeting of Shareholders under the captions “Directors’ Compensation” and “EXECUTIVE COMPENSATION,” respectively, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information on the number of shares of Aircastle’s common shares beneficially owned by each director, each named executive officer and by all directors and executive officers as a group will be contained under the captions “OWNERSHIP OF THE COMPANY’S COMMON SHARES — Security Ownership by Management” and information on each beneficial owner of more than 5% of Aircastle’s common shares is contained under the captions “OWNERSHIP OF THE COMPANY’S COMMON SHARES — Security Ownership of Certain Beneficial Owners” in our Proxy Statement for our 2016 Annual General Meeting of Shareholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information relating to certain transactions between Aircastle and its affiliates and certain other persons will be set forth under the caption “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS” in our Proxy Statement for our 2016 Annual General Meeting of Shareholders and is incorporated herein by reference.
Information relating to director independence will be set forth under the caption “PROPOSAL NUMBER ONE — ELECTION OF DIRECTORS — Director Independence” in our Proxy Statement for our 2016 Annual General Meeting of Shareholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information relating to audit fees, audit-related fees, tax fees and all other fees billed in fiscal 2015 and by Ernst & Young LLP, for services rendered to Aircastle is set forth under the caption “INDEPENDENT AUDITOR FEES” in the

Proxy Statement for our 2016 Annual General Meeting of Shareholders and is incorporated herein by reference. In addition, information relating to the pre-approval policies and procedures of the Audit Committee is set forth under the caption “INDEPENDENT AUDITOR FEES — Pre-Approval Policies and Procedures” in our Proxy Statement for our 2016 Annual General Meeting of Shareholders and is incorporated herein by reference.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)	1.	Consolidated Financial Statements.
		The following is a list of the “Consolidated Financial Statements” of Aircastle Limited and its subsidiaries included in this Annual Report on Form 10-K, which are filed herewith pursuant to Item 8:
		Report of Independent Registered Public Accounting Firm.
		Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014.
		Consolidated Statements of Income for the years ended December 31, 2015, December 31, 2014 and December 31, 2013.
		Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, December 31, 2014 and December 31, 2013.
		Consolidated Statements of Cash Flows for the years ended December 31, 2015, December 31, 2014 and December 31, 2013.
		Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015, December 31, 2014 and December 31, 2013.
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

4.2
Indenture, dated as of April 4, 2012, by and between Aircastle Limited and Wells Fargo Bank, National Association as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 5, 2012).

4.3
Indenture, dated as of November 30, 2012, by and between Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 30, 2012).

4.4
Amended and Restated Shareholder Agreement, dated as of February 18, 2015, by and between Aircastle Limited and Marubeni Corporation (incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2015).

4.5
Indenture, dated as of December 5, 2013, by and between Aircastle Limited and Wells Fargo Bank, National Association, as trustee Citigroup Global Markets, Inc., Goldman, Sachs & Co., J.P. Morgan Securities LLC and RBC Capital Markets, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 6, 2013).

4.6
First Supplemental Indenture, dated as of December 5, 2013, by and between Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed on December 6, 2013).

4.7
Second Supplemental Indenture, dated as of March 26, 2014, by and between Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 26, 2014).

4.8
Third Supplemental Indenture, dated as of January 15, 2015, by and between Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 15, 2015).

10.1	Form of Restricted Share Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (No. 333-134669) filed on June 2, 2006). #

10.2
Form of Amended Restricted Share Grant Letter under the Amended and Restated Aircastle Limited 2005 Equity and Incentive Plan(incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on form 10-K filed on March 5, 2010). #

10.3
Form of Amended Restricted Share Agreement for Certain Executive Officers under the Amended and Restated Aircastle Limited 2005 Equity and Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on March 10, 2011). #

10.4
Form of Amended International Employee Restricted Share Unit Agreement under the Amended and Restated Aircastle Limited 2005 Equity and Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on form 10-K filed on March 5, 2010). #

10.5
Amended and Restated Aircastle Limited 2005 Equity and Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-134669) filed on July 25 2006). #

10.6
Letter Agreement, dated as of February 24, 2006, by and between Aircastle Advisor LLC and Joseph Schreiner (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (No. 333-134669) filed on June 2, 2006). #

Exhibit No.	Description of Exhibit

10.7
Trust Indenture, dated as of June 8, 2007, by and among ACS 2007-1 Limited, as Issuer, ACS Aircraft Finance Ireland 2 Limited, as Guarantor, Deutsche Bank Trust Company Americas, in its capacity as the Cash Manager, Deutsche Bank Trust Company Americas, in its capacity as the person accepting appointment as the Trustee under the Indenture, HSH Nordbank AG, New York Branch, Financial Guaranty Insurance Company and Deutsche Bank Trust Company Americas, in its capacity as the Drawing Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2007).

10.8
Trust Indenture, dated as of June 8, 2007, by and among ACS Aircraft Finance Ireland 2 Limited, as Issuer, ACS 2007-1 Limited, as Guarantor, Deutsche Bank Trust Company Americas, in its capacity as the Cash Manager, Deutsche Bank Trust Company Americas, in its capacity as the person accepting appointment as the Trustee under the Indenture, HSH Nordbank AG, New York Branch, Financial Guaranty Insurance Company and Deutsche Bank Trust Company Americas, in its capacity as the Drawing Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 12, 2007).

10.9
Letter Agreement, dated as of July 13, 2010, by and between Aircastle Advisor LLC and Ron Wainshal (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 15, 2010). #

10.10	Form of Senior Executive Employment Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 8, 2010). #

10.11	Form of Amended and Restated Indemnification Agreement with directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2011).

10.12
Registration Rights Agreement, dated as of April 4, 2012, by and among Aircastle Limited and Goldman, Sachs & Co., Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as representatives of the several Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2012).

10.13
Share Purchase Agreement, dated as of August 7, 2012, by and among Aircastle Limited and the Fortress Shareholders named therein (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on August 13, 2012).

10.14
Registration Rights Letter Agreement dated as of August 10, 2012, by and between Aircastle Limited and Ontario Teachers’ Pension Plan Board (incorporated by reference to Exhibit 1.3 of the Company’s Current Report on Form 8-K filed on August 13, 2012).

10.15
Registration Rights Agreement, dated as of November 30, 2012, by and among Aircastle Limited and J.P. Morgan Securities LLC, Citigroup Global Markets Inc., Goldman, Sachs & Co and RBC Capital Markets, LLC, as representatives of the several Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 30, 2012).

10.16
Second Amended and Restated Credit Agreement, dated as of March 31, 2014, by and among Aircastle Limited, the several lenders from time to time parties thereto, and Citibank N.A., in its capacity as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2014).

10.17
Amendment Agreement No.1 to the Second Amended and Restated Credit Agreement, dated as of January 26, 2015, by and among Aircastle Limited, the several lenders from time to time parties thereto, and Citibank N.A., in its capacity as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 26, 2015).

10.18
Amendment Agreement No.2 to the Second Amended and Restated Credit Agreement, dated as of May 13, 2015, by and among Aircastle Limited, the several lenders from time to time parties thereto, and Citibank N.A., in its capacity as agent for the lenders (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2015).

10.19	Aircastle Limited 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2014).#

10.20
Form of Restricted Share Agreement for Certain Executive Officers Under the Aircastle Limited 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2014). #

Exhibit No.	Description of Exhibit

10.21
Form of Non-Officer Director Restricted Share Agreement Under the Aircastle Limited 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2014).#

10.22
Purchase Agreement COM0270-15, dated as of June 12, 2015, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2015).Ø

12.1	Computation of Ratio of Earnings to Fixed Charges *

21.1	Subsidiaries of the Registrant *

23.1	Consent of Ernst & Young LLP *

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 *

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

99.1	Owned Aircraft Portfolio at December 31, 2015 *

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Income for the years ended December 31, 2015, December 31, 2014 and December 31, 2013; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, December 31, 2014 and December 31, 2013; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, December 31, 2014 and December 31, 2013; (v) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2015, December 31, 2014 and December 31, 2013; and (vi) Notes to Consolidated Financial Statements *

_____________

#    Management contract or compensatory plan or arrangement.
*    Filed herewith.
Ø    Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Aircastle Limited
We have audited the accompanying consolidated balance sheets of Aircastle Limited and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aircastle Limited and subsidiaries at December 31, 2015 and 2014 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aircastle Limited and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 11, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Stamford, Connecticut
February 11, 2016

Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$155,904	$169,656
Accounts receivable	8,566	3,334
Restricted cash and cash equivalents	98,137	98,884
Restricted liquidity facility collateral	65,000	65,000
Flight equipment held for lease, net of accumulated depreciation of $1,306,024 and $1,294,063, respectively	5,867,062	5,579,718
Net investment in finance and sales-type leases	201,211	106,651
Unconsolidated equity method investment	50,377	46,453
Other assets	123,707	105,450
Total assets	$6,569,964	$6,175,146

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings, net of debt issuance costs	$1,146,238	$1,373,131
Borrowings from unsecured financings, net of debt issuance costs	2,894,918	2,371,456
Accounts payable, accrued expenses and other liabilities	131,058	140,863
Lease rentals received in advance	67,327	53,216
Liquidity facility	65,000	65,000
Security deposits	115,642	117,689
Maintenance payments	370,281	333,456
Total liabilities	4,790,464	4,454,811

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 250,000,000 shares authorized, 80,232,260 shares issued and outstanding at December 31, 2015; and 80,983,249 shares issued and outstanding at December 31, 2014	802	810
Additional paid-in capital	1,550,337	1,565,180
Retained earnings	241,574	192,805
Accumulated other comprehensive loss	(13,213)	(38,460)
Total shareholders’ equity	1,779,500	1,720,335
Total liabilities and shareholders’ equity	$6,569,964	$6,175,146
The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Lease rental revenue	$733,417	$714,654	$644,929
Finance and sales-type lease revenue	7,658	10,906	16,165
Amortization of net lease discounts and lease incentives	(10,664)	(6,172)	(32,411)
Maintenance revenue	71,049	88,006	68,342
Total lease rentals	801,460	807,394	697,025
Other revenue	17,742	11,208	11,620
Total revenues	819,202	818,602	708,645

Expenses:
Depreciation	318,783	299,365	284,924
Interest, net	243,577	238,378	243,757
Selling, general and administrative (including non-cash share based payment expense of $5,537, $4,244 and $4,569, respectively)	56,198	55,773	53,436
Impairment of aircraft	119,835	93,993	117,306
Maintenance and other costs	11,502	7,239	13,631
Total expenses	749,895	694,748	713,054

Other income (expense):
Gain on sale of flight equipment	58,017	23,146	37,220
Loss on extinguishment of debt	—	(36,570)	—
Other	919	1,207	6,132
Total other income (expense)	58,936	(12,217)	43,352

Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	128,243	111,637	38,943
Income tax provision	12,771	13,863	9,215
Earnings of unconsolidated equity method investment, net of tax	6,257	3,054	53
Net income	$121,729	$100,828	$29,781

Earnings per common share — Basic:
Net income per share	$1.50	$1.25	$0.40

Earnings per common share — Diluted:
Net income per share	$1.50	$1.25	$0.40

Dividends declared per share	$0.900	$0.820	$0.695

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$121,729	$100,828	$29,781
Other comprehensive income, net of tax:
Net change in fair value of derivatives, net of tax expense of $35, $828 and $482, respectively	1,224	2,466	17,120
Net derivative loss reclassified into earnings	24,023	34,979	33,265
Other comprehensive income	25,247	37,445	50,385
Total comprehensive income	$146,976	$138,273	$80,166

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$121,729	$100,828	$29,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	318,783	299,365	284,924
Amortization of deferred financing costs	14,878	13,961	14,719
Amortization of net lease discounts and lease incentives	10,664	6,172	32,411
Deferred income taxes	(6,889)	2,863	4,416
Non-cash share based payment expense	5,537	4,244	4,569
Cash flow hedges reclassified into earnings	24,023	34,979	33,265
Security deposits and maintenance payments included in earnings	(35,843)	(107,031)	(60,112)
Gain on the sale of flight equipment	(58,017)	(23,146)	(37,220)
Loss on extinguishment of debt	—	36,570	—
Impairment of aircraft	119,835	93,993	117,306
Other	(896)	(878)	(5,323)
Changes on certain assets and liabilities:
Accounts receivable	(5,406)	(509)	3,397
Other assets	(5,033)	(11,146)	1,164
Accounts payable, accrued expenses and other liabilities	7,255	1,345	3,016
Lease rentals received in advance	15,665	7,176	(2,276)
Net cash provided by operating activities	526,285	458,786	424,037
Cash flows from investing activities:
Acquisition and improvement of flight equipment	(1,320,669)	(1,672,460)	(1,263,706)
Proceeds from sale of flight equipment	562,518	832,961	568,045
Restricted cash and cash equivalents related to sale of flight equipment	(17,000)	—	—
Aircraft purchase deposits and progress payments, net of returned deposits and aircraft sales deposits	(6,812)	—	(6,094)
Net investment in finance leases	(91,648)	(14,258)	(11,595)
Collections on finance and sales-type leases	9,559	10,312	9,508
Unconsolidated equity method investment and associated costs	—	(18,255)	(20,189)
Distributions from unconsolidated equity method investment in excess of earnings	—	667	—
Principal repayments on debt investment	—	—	42,001
Other	(610)	(569)	(903)
Net cash used in investing activities	(864,662)	(861,602)	(682,933)
Cash flows from financing activities:
Issuance of shares net of repurchases	(20,881)	(2,092)	197,437
Proceeds from secured and unsecured debt financings	975,000	1,003,200	563,230
Repayments of secured and unsecured debt financings	(681,393)	(984,517)	(510,162)
Deferred financing costs	(11,881)	(15,843)	(10,865)
Restricted secured liquidity facility collateral	—	42,000	—
Liquidity facility	—	(42,000)	—
Restricted cash and cash equivalents related to financing activities	17,747	23,889	(10,831)
Debt extinguishment costs	—	(32,835)	—
Security deposits and maintenance payments received	152,391	178,805	200,678
Security deposits and maintenance payments returned	(33,398)	(152,900)	(82,137)
Payments for terminated cash flow hedges	—	(33,427)	—
Dividends paid	(72,960)	(66,421)	(52,058)
Net cash provided by (used in) financing activities	324,625	(82,141)	295,292
Net increase in cash and cash equivalents	(13,752)	(484,957)	36,396
Cash and cash equivalents at beginning of year	169,656	654,613	618,217
Cash and cash equivalents at end of year	$155,904	$169,656	$654,613
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$195,162	$201,611	$195,350
Cash paid during the year for income taxes	$12,716	$5,144	$487
Supplemental disclosures of non-cash investing activities:
Security deposits, maintenance liabilities and other liabilities settled in sale of flight equipment	$107,396	$84,215	$58,862
Advance lease rentals, security deposits and maintenance reserves assumed in asset acquisitions	$13,307	$56,298	$88,882
Term debt financings assumed in asset acquisitions	$—	$39,061	$84,721
Transfers from Flight equipment held for lease to net investment in finance and sales-type leases and other assets	$40,327	$66,146	$53,510

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share amounts)

			Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Common Shares
	Shares	Amount
Balance, December 31, 2012	68,639,729	$686	$1,360,555	$180,675	$(126,290)	$1,415,626
Issuance of common shares to directors and employees	12,796,051	128	205,130	—	—	205,258
Repurchase of common shares from directors and employees	(628,805)	(6)	(7,815)	—	—	(7,821)
Amortization of share based payments	—	—	4,569	—	—	4,569
Excess tax benefit from stock based compensation	—	—	(333)	—	—	(333)
Dividends declared	—	—	—	(52,058)	—	(52,058)
Net income	—	—	—	29,781	—	29,781
Net change in fair value of derivatives, net of $482 tax expense	—	—	—	—	17,120	17,120
Net derivative loss reclassified into earnings	—	—	—	—	33,265	33,265
Balance, December 31, 2013	80,806,975	808	1,562,106	158,398	(75,905)	1,645,407
Issuance of common shares to directors and employees	354,547	4	(4)	—	—	—
Repurchase of common shares from stockholders, directors and employees	(178,273)	(2)	(2,090)	—	—	(2,092)
Amortization of share based payments	—	—	4,244	—	—	4,244
Excess tax benefit from stock based compensation	—	—	924	—	—	924
Dividends declared	—	—	—	(66,421)	—	(66,421)
Net income	—	—	—	100,828	—	100,828
Net change in fair value of derivatives, net of $828 tax expense	—	—	—	—	2,466	2,466
Net derivative loss reclassified into earnings	—	—	—	—	34,979	34,979
Balance, December 31, 2014	80,983,249	810	1,565,180	192,805	(38,460)	1,720,335
Issuance of common shares to stockholders, directors and employees	306,593	3	(3)	—	—	—
Repurchase of common shares from stockholders, directors and employees	(1,057,582)	(11)	(20,870)	—	—	(20,881)
Amortization of share based payments	—	—	5,537	—	—	5,537
Excess tax benefit from stock based compensation	—	—	493	—	—	493
Dividends declared	—	—	—	(72,960)	—	(72,960)
Net income	—	—	—	121,729	—	121,729
Net change in fair value of derivatives, net of $35 tax expense	—	—	—	—	1,224	1,224
Net derivative loss reclassified into earnings	—	—	—	—	24,023	24,023
Balance, December 31, 2015	80,232,260	$802	$1,550,337	$241,574	$(13,213)	$1,779,500

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
Aircastle is a holding company that conducts its business through subsidiaries. Aircastle directly or indirectly owns all of the outstanding common shares of its subsidiaries. The consolidated financial statements presented are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The Company manages, analyzes and reports on its business and results of operations on the basis of one operating segment: leasing, financing, selling and managing commercial flight equipment. Our chief executive officer is the chief operating decision maker.
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure since the balance sheet date of December 31, 2015 through the date on which the consolidated financial statements included in this Form 10-K were issued.
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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. While Aircastle believes that the estimates and related assumptions used in the preparation of the consolidated financial statements are appropriate, actual results could differ from those estimates.
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
Virtually all of our cash and cash equivalents and restricted cash and cash equivalents are held by three major financial institutions.
Flight Equipment Held for Lease and Depreciation
Flight equipment held for lease is stated at cost and depreciated using the straight-line method, typically over a 25-year life from the date of manufacture for passenger aircraft and over a 30 to 35-year life for freighter aircraft, depending on whether the aircraft is a converted or purpose-built freighter, to estimated residual values. Estimated residual values are generally determined to be approximately 15% of the manufacturer’s estimated realized price for passenger aircraft when new and 5% to 10% for freighter aircraft when new. Management may make exceptions to this policy on a case-by-case basis when, in its judgment, the residual value calculated pursuant to this policy does not appear to reflect current expectations of value. Examples of situations where exceptions may arise include but are not limited to:

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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Impairment of Flight Equipment
We perform a recoverability assessment of all aircraft in our fleet, on an aircraft-by-aircraft basis annually during the third quarter. In addition, a recoverability assessment is performed whenever events or changes in circumstances, or indicators, suggest that the carrying amount or net book value of an asset may not be recoverable. Indicators may include, but are not limited to, a significant lease restructuring or early lease termination, significant change in aircraft model’s storage levels, the introduction of newer technology aircraft or engines, an aircraft type is no longer in production or a significant airworthiness directive is issued. When we perform a recoverability assessment, we measure whether the estimated future undiscounted net cash flows expected to be generated by the aircraft exceed its net book value. The undiscounted cash flows consist of cash flows from currently contracted lease rental and maintenance payments, future projected lease rates, transition costs, estimated down time, estimated residual or scrap values for an aircraft, economic conditions and other factors. In the event that an aircraft does not meet the recoverability test, the aircraft will be adjusted to fair value, resulting in an impairment charge. See Note 2 — Fair Value Measurements.
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
Net Investment in Finance and Sales-Type Leases
If a lease meets specific criteria at the inception or at any lease modification date, we recognize the lease as a Net investment in finance and sales-type leases on our Consolidated Balance Sheets. For sales-type leases, we recognize the difference between the net book value of the aircraft and the Net investment in finance and sales-type leases as a gain or loss on sale of fight equipment, less any initial direct costs and lease incentives. The Net investment in finance and sales-type leases consists of lease receivables, less the unearned income, plus the estimated unguaranteed residual value of the leased flight equipment at the lease end date. The unearned income is recognized as Finance and sales-type lease revenue in our Consolidated Statements of Income over the lease term in a manner that produces a constant rate of return on the Net investment in finance and sales-type leases.
Collectability of finance and sales-type leases is evaluated periodically on an individual customer level. The evaluation of the collectability of the finance and sales-type leases considers the credit of the lessee and the value of the underlying aircraft. An allowance for credit losses is established if there is evidence that we will be unable to collect all amounts due according to the original contractual terms of the Net investment in finance and sales-type leases. At December 31, 2015, we had no allowance for credit losses for our Net investment in finance and sales-type leases. When collectability is not reasonably assured, the customer is placed on non-accrual status, and revenue is recognized when cash payments are received.
Unconsolidated Equity Method Investment
Aircastle accounts for its interest in an unconsolidated joint venture using the equity method as we do not control the joint venture entity. Under the equity method, the investment is initially recorded at cost and the carrying amount is affected by its share of the unconsolidated joint venture’s undistributed earnings and losses, and distributions of dividends and capital.
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
Comprehensive Income
Comprehensive income consists of net income and other gains and losses, net of income taxes, if any, affecting shareholders’ equity that, under U.S. GAAP, are excluded from net income. At December 31, 2015 and 2014, such amount consists of the effective portion of fluctuations in the fair value of derivatives designated as cash flow hedges.
Share Based Compensation
Aircastle recognizes compensation cost relating to share-based payment transactions in the financial statements based on the fair value of the equity instruments issued. Aircastle uses the straight-line method of accounting for compensation cost on share-based payment awards that contain pro-rata vesting provisions.
Deferred Financing Costs
Deferred financing costs, which are included in borrowings from secured and unsecured financings, net of debt issuance costs, in the Consolidated Balance Sheets, are amortized using the interest method for amortizing loans over the lives of the relevant related debt.
Proposed Accounting Pronouncements
We anticipate the FASB will issue Accounting Standards Codification (“ASC”) 842 (“ASC 842”), “Leases” which will replace the existing guidance in ASC 840, Leases, in early 2016. Based on the FASB’s tentative decisions, the accounting for leases by lessors would basically remain unchanged from the concepts existing in current ASC 840 accounting. The FASB tentatively decided that lessors would be precluded from recognizing selling profit and revenue at lease commencement for any sales-type or direct finance lease that does not transfer control of the underlying asset to the lessee. This requirement aligns the notion of what constitutes a sale in the lessor accounting guidance with that in the forthcoming revenue recognition standard, which evaluates whether a sale has occurred from the customer’s perspective. We anticipate that the standard will be effective for public entities beginning after December 15, 2018. Based on the original Leases re-exposure draft and the FASB’s tentative decisions, we believe the standard will not have a material impact on our consolidated financial statements. We do not believe that the adoption of the standard will significantly impact our existing or potential lessees' economic decisions to lease aircraft.
On May 28, 2014, the FASB and the International Accounting Standards Board (the “IASB”) (collectively, the Boards), jointly issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Lease contracts within the scope of ASC 840, Leases, are specifically excluded from ASU No. 2014-09. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. The standard is effective for public entities beginning after December 15, 2017. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. We are in the process of determining the impact the standard will have on our consolidated financial statements and related disclosures.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

On August 27, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40). The standard requires management of public companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management should evaluate whether there are conditions or events, considered in the aggregate, that raises substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued, when applicable). The standard is effective for annual periods ending after December 15, 2016 and interim periods thereafter, and early adoption is permitted. We believe the standard will not have a material impact on our consolidated financial statements and related disclosures.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation - Amendments to the Consolidation Analysis (Topic 810). The update amends the guidelines for determining whether certain legal entities should be consolidated and reduces the number of consolidation models. This new standard affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. This standard will be effective for interim and annual reporting periods beginning on January 1, 2016. The standard may be applied retrospectively or through a cumulative effect adjustment to equity as of the beginning of the year of adoption. We adopted the standard on its required effective date of January 1, 2016. The standard will not have a material impact on our consolidated financial statements and related disclosures.
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
The following tables set forth our financial assets and liabilities as of December 31, 2015 and 2014 that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value as of December 31, 2015	Fair Value Measurements at December 31, 2015 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3	Valuation Technique
Assets:
Cash and cash equivalents	$155,904	$155,904	$—	$—	Market
Restricted cash and cash equivalents	98,137	98,137	—	—	Market
Total	$254,041	$254,041	$—	$—

Liabilities:
Derivative liabilities	$1,283	$—	$1,283	$—	Income

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	Fair Value as of December 31, 2014	Fair Value Measurements at December 31, 2014 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3	Valuation Technique
Assets:
Cash and cash equivalents	$169,656	$169,656	$—	$—	Market
Restricted cash and cash equivalents	98,884	98,884	—	—	Market
Total	$268,540	$268,540	$—	$—

Liabilities:
Derivative liabilities	$2,879	$—	$2,879	$—	Income
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
For the years ended December 31, 2015 and 2014, we had no transfers into or out of Level 3.
We measure the fair value of certain assets and liabilities on a non-recurring basis, when U.S. GAAP requires the application of fair value, including events or changes in circumstances that indicate that the carrying amounts of assets may not be recoverable. Assets subject to these measurements include our investment in an unconsolidated joint venture and aircraft. We account for our investment in an unconsolidated joint venture under the equity method of accounting and record impairment when its fair value is less than its carrying value. We record aircraft at fair value when we determine the carrying value may not be recoverable. Fair value measurements for aircraft in impairment tests are based on an income approach which uses Level 3 inputs, which include the Company’s assumptions and appraisal data as to future cash proceeds from leasing and selling aircraft.
Aircraft Valuation
Annual Fleet-Wide Review
We perform our annual fleet-wide recoverability assessment during the third quarter. This recoverability assessment is a comparison of the carrying value of each aircraft to its undiscounted expected future cash flows. We develop the assumptions used in the recoverability assessment, including those relating to current and future demand for each aircraft type, based on management’s experience in the aircraft leasing industry, as well as information received from third-party sources. Estimates of the undiscounted cash flows for each aircraft type are impacted by changes in contracted and future expected lease rates, residual values, expected scrap values, economic conditions and other factors.
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
Other Impairments
In December 2015, one of our Airbus A330-300 aircraft was returned to us early as a result of a lease termination. We elected not to reinvest in certain major maintenance needed to release this aircraft and instead have classified it as held for sale. As a result, we recorded an impairment of $16,896 for this aircraft, partially offset by maintenance revenue of $9,055, reversed lease incentives of $4,487 and other revenue of $1,778.
In September 2015, MAS informed us that it was effectively rejecting the lease on our Boeing 777-200ER aircraft as part of its restructuring. This aircraft, which was manufactured in 1998, was the only aircraft we had on lease to MAS. We repossessed it in October 2015. We reduced the carrying value of this aircraft to our best estimate of scrap value. While we had not decided to dispose of the aircraft, this write-down was driven by weak overall demand tor older wide-body aircraft, an increase in the supply of competing aircraft and the difficulty of recovering high redeployment costs given the proliferation of aircraft age limits across the world. This write-down resulted in an impairment of $37,770, partially offset by $1,200 of other revenue from a letter of credit we drew following the lease rejection.
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
During 2014, we impaired three Boeing 747-400 converted freighter aircraft, two Boeing 737-400 aircraft, two Airbus A320-200 aircraft and one Boeing 757-200 aircraft and recorded impairment charges totaling $73,557. For these aircraft, we recorded maintenance revenue of $51,627 and other revenue of $698 and reversed lease incentives of $4,081.
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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The carrying amounts and fair values of our financial instruments at December 31, 2015 and 2014 are as follows:

	December 31, 2015		December 31, 2014
	Carrying Amount of Liability	Fair Value of Liability	Carrying Amount of Liability	Fair Value of Liability
Securitizations	$125,366	$123,696	$391,680	$376,752
Credit Facilities	225,000	225,000	200,000	200,000
ECA term financings	404,491	422,640	449,886	471,918
Bank financings	636,970	653,699	554,888	560,285
Senior Notes	2,700,000	2,832,125	2,200,000	2,300,615
All of our financial instruments are classified as Level 2 with the exception of our Senior Notes, which are classified as Level 1.
Note 3. Lease Rental Revenues and Flight Equipment Held for Lease
Minimum future annual lease rentals contracted to be received under our existing operating leases of flight equipment at December 31, 2015 were as follows:

Year Ending December 31,	Amount
2016	$706,122
2017	625,842
2018	553,790
2019	484,976
2020	414,926
Thereafter	1,173,535
Total	$3,959,191
The classification of regions in the tables below is determined based on the principal location of the lessee of each aircraft.
Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Year Ended December 31,
Region	2015	2014	2013
Europe	28%	29%	33%
Asia and Pacific	42%	40%	38%
North America	5%	9%	10%
Middle East and Africa	9%	9%	10%
South America	16%	13%	9%
Total	100%	100%	100%

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table shows the number of lessees with lease rental revenue of at least 5% and their combined total percentage of lease rental revenue for the years indicated:

Year Ending December 31,	2015		2014		2013
	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue
Largest lessees by lease rental revenue	3	17.00%	3	17.00%	4	24.00%

The following table sets forth revenue attributable to individual countries representing at least 10% of total revenue (including maintenance revenue) in any year based on each lessee’s principal place of business for the years indicated:

Year Ending December 31,	2015		2014		2013
Country	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Russia(1)	$—	—%	$86,512	11%	$—	—%
United States(2)	—	—%	—	—%	74,274	10%
 ______________

(1)
Total revenue attributable to Russia was less than 10% for the twelve months ended December 31, 2015 and 2013. For the twelve months ended December 31, 2014, includes $29,867 of maintenance revenue related to early lease terminations.

(2)	Total revenue attributable to the United States was less than 10% for the twelve months ended December 31, 2015 and 2014.

Geographic concentration of net book value of flight equipment held for lease was as follows:

	December 31, 2015			December 31, 2014
Region	Number of Aircraft		Net Book Value %	Number of Aircraft		Net Book Value %
Asia and Pacific	49		39%	46		40%
Europe	64		26%	65		29%
South America	22		19%	13		14%
Middle East and Africa	9		10%	6		10%
North America	17		6%	17		7%
Off-lease	1	(1)	—%	1	(2)	—%
Total	162		100%	148		100%
______________

(1)	Consisted of one Boeing 777-200ER aircraft that was being marketed for lease at December 31, 2015.

(2)	Consisted of one Airbus A320-200 aircraft, which was subject to a commitment to lease and was delivered to our customer in February 2015.
At December 31, 2015, three lessees in Indonesia represented 11%, or $661,178, of net book value of flight equipment based on each lessee’s principal place of business. At December 31, 2014, no country represented at least 10% of net book value of flight equipment based on each lessee’s principal place of business.
At December 31, 2015 and 2014, the amounts of lease incentive liabilities recorded in maintenance payments on the Consolidated Balance Sheets were $21,432 and $22,833, respectively.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 4. Net Investment in Finance and Sales-Type Leases
At December 31, 2015, our net investment in finance and sales-type leases represents seven aircraft leased to two customers in the United States, one aircraft leased to a customer in the Netherlands and three aircraft leased to two customers in Germany. The following table lists the components of our net investment in finance and sales-type leases at December 31, 2015:

Amount
Total lease payments to be received	$156,364
Less: Unearned income	(69,175)
Estimated residual values of leased flight equipment (unguaranteed)	114,022
Net investment in finance and sales-type leases	$201,211
At December 31, 2015, minimum future lease payments on finance and sales-type leases are as follows:

Year Ending December 31,	Amount
2016	$26,075
2017	24,247
2018	18,625
2019	18,545
2020	17,690
Thereafter	51,182
Total lease payments to be received	$156,364

Note 5. Unconsolidated Equity Method Investment
On December 19, 2013, the Company and an affiliate of Teachers’ formed a joint venture (the “JV”), in which we have a 30% equity interest, to invest in leased aircraft. Teachers’ currently holds 10.0% of our outstanding common shares.
We source and service investments in this joint venture and provide marketing, asset management and administrative services to it and are paid market-based fees for those services, which are recorded in Other revenue in our Consolidated Statements of Income. The Company has recorded in its Consolidated Balance Sheet a $6,670 guarantee liability in Maintenance payments and a $5,400 guarantee liability in Security deposits representing its share of the respective exposures.

Amount
Investment in joint venture at December 31, 2013	$21,123
Investment in joint venture	26,050
Earnings from joint venture, net of tax	3,054
Distributions	(3,774)
Investment in joint venture at December 31, 2014	46,453
Investment in joint venture	3,394
Earnings from joint venture, net of tax	6,257
Distributions	(5,727)
Investment in joint venture at December 31, 2015	$50,377

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
Securitizations
In connection with Securitization No. 2, two of our subsidiaries, ACS Aircraft Finance Ireland 2 Limited (“ACS Ireland 2”) and ACS 2007-1 Limited (“ACS Bermuda 2”) issued Class A-1 notes and each has fully and unconditionally guaranteed the other’s obligations under the notes.
Aircastle is the primary beneficiary of ACS Ireland 2, as we have both the power to direct the activities of the VIE that most significantly impact the economic performance of such VIE and we bear the significant risk of loss and participate in gains through Class E-1 Securities. Although Aircastle has not guaranteed the ACS Ireland 2 debt, Aircastle wholly owns the ACS Bermuda 2 which has fully and unconditionally guaranteed the ACS Ireland 2 VIE obligations. The activity that most significantly impacts the economic performance is the leasing of aircraft. Aircastle Advisor (Ireland) Limited (Aircastle’s wholly owned subsidiary) is the remarketing servicer and is responsible for the leasing of the aircraft. An Irish charitable trust owns 95% of the common shares of ACS Ireland 2. The Irish charitable trust’s risk is limited to its annual dividend of $2. At December 31, 2015, the assets of ACS Ireland 2 include four aircraft transferred into the VIEs at historical cost basis in connection with Securitization No. 2.
The assets of ACS Ireland 2, net of intercompany receivables, as of December 31, 2015 are $65,952. The liabilities of ACS Ireland 2, net of $40,351 Class E-1 Securities held by the Company and intercompany payables, which are eliminated in consolidation, as of December 31, 2015 are $42,140.
ECA Term Financings
Aircastle, through various subsidiaries, each of which is owned by a charitable trust (such entities, collectively the “Air Knight VIEs”), has entered into eight different twelve-year term loans, which are supported by guarantees from Compagnie Francaise d’ Assurance pour le Commerce Exterieur (“COFACE”), the French government sponsored export credit agency (“ECA”). We refer to these COFACE-supported financings as “ECA Term Financings.”
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
The only assets that the Air Knight VIEs have on their books are financing leases that are eliminated in the consolidated financial statements. The related aircraft, with a net book value as of December 31, 2015 of $619,530, were included in our flight equipment held for lease. The consolidated debt outstanding, net of debt issuance costs, of the Air Knight VIEs as of December 31, 2015 is $390,712.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 7. Borrowings from Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured term debt financings were as follows:

	At December 31, 2015				At December 31, 2014
Debt Obligation	Outstanding Borrowings	Number of Aircraft	Interest Rate(1)	Final Stated Maturity	Outstanding Borrowings
Secured Debt Financings:
Securitization No. 2(2)	$125,366	23	0.59%	06/14/37	$391,680
ECA Term Financings	404,491	8	3.02% to 3.96%	12/03/21 to 11/30/24	449,886
Bank Financings	636,970	13	1.32% to 5.09%	10/26/17 to 01/19/26	554,888
Less: Debt Issuance Costs	(20,589)				(23,323)
Total secured debt financings, net of debt issuance costs	1,146,238	44			1,373,131
Unsecured Debt Financings:
Senior Notes due 2017	500,000		6.750%	04/15/17	500,000
Senior Notes due 2018	400,000		4.625%	12/05/18	400,000
Senior Notes due 2019	500,000		6.250%	12/01/19	500,000
Senior Notes due 2020	300,000		7.625%	04/15/20	300,000
Senior Notes due 2021	500,000		5.125%	03/15/21	500,000
Senior Notes due 2022	500,000		5.500%	02/15/22	—
Revolving Credit Facility	225,000		2.672%	05/13/19	200,000
Less: Debt Issuance Costs	(30,082)				(28,544)
Total unsecured debt financings, net of debt issuance costs	2,894,918				2,371,456
Total secured and unsecured debt financings, net of debt issuance costs	$4,041,156				$3,744,587
 _______________

(1)
Reflects the floating rate in effect at the applicable reset date plus the margin for Securitization No. 2, three of our Bank Financings and our Revolving Credit Facility. All other financings have a fixed rate.

(2)	For Securitization No. 2, all cash flows available after expenses and interest are applied to debt amortization.
The following securitization structure includes liquidity facility commitments described in the table below:

Facility	Liquidity Facility Provider	Available Liquidity		Unused Fee	Interest Rate on any Advances
		December 31, 2015	December 31, 2014
Securitization No. 2	HSH Nordbank AG	$65,000	$65,000	0.50%	1 M Libor + 0.75

The purpose of this facility is to provide liquidity for Securitization No. 2 in the event that cash flow from lease contracts and other revenue sources is not sufficient to pay operating expenses with respect to the aircraft portfolio, interest payments and interest rate hedging payments for Securitization No. 2.
Secured Debt Financings:
ECA Term Financings
As described in Note 6 - Variable Interest Entities, we refer to our COFACE-supported financings as “ECA Term Financings.” In addition, Aircastle has guaranteed the repayment of the ECA Term Financings. The borrowings under these financings at December 31, 2015 have a weighted average rate of interest of 3.57%.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Bank Financings
In May 2015, we entered into two floating rate loans with The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Development Bank of Japan Inc. These loans, which total $150,000, are secured by two A330-300 aircraft that we acquired in the fourth quarter of 2014.
Our Bank Financings contain, among other customary provisions, a $500,000 minimum net worth covenant and, in some cases, a cross-default to other financings with the same lender. In addition, Aircastle has guaranteed the repayment of the Bank Financings. The borrowings under these financings at December 31, 2015 have a weighted average rate of interest of 3.23%.
Unsecured Debt Financings:
Senior Notes due 2022
On January 15, 2015, Aircastle Limited issued $500,000 aggregate principal amount of Senior Notes due 2022 (the “2022 Senior Notes”). The 2022 Senior Notes will mature on February 15, 2022 and bear interest at the rate of 5.50% per annum, payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 2015. Interest will accrue on the 2022 Senior Notes from January 15, 2015.
The Company may redeem the Senior Notes due 2022 at any time at a redemption price equal to (a) 100% of the principal amount of the notes redeemed, plus accrued and unpaid interest thereon to, but not including, the redemption date and (b) the sum of the present values of the remaining scheduled payments of principal and interest on the notes from the redemption date through the maturity date of the notes (computed using a discount rate equal to the Treasury Rate as of such redemption date plus 50 basis points), plus accrued and unpaid interest to, but not including, the redemption date. In addition, on or before February 15, 2018, we may redeem up to 35% of the aggregate principal amount of the notes issued under the indenture at a redemption price equal to 105.50% plus accrued and unpaid interest thereon, with the net proceeds of certain equity offerings. If the Company undergoes a change of control, it must offer to repurchase the Senior Notes due 2021 at 101% of the principal amount, plus accrued and unpaid interest. The Senior Notes due 2021 are not guaranteed by any of the Company’s subsidiaries or any third party.
Proceeds from the issuance were used to pay-off our Revolving Credit Facility and for general corporate purposes.
Revolving Credit Facility
In January 26, 2015, we increased the size of our Revolving Credit Facility from $450,000 to $600,000. On May 13, 2015, we extended the maturity of our Revolving Credit Facility to May 13, 2019. At December 31, 2015, we had $225,000 drawn on the facility.
Maturities of the secured and unsecured debt financings over the next five years and thereafter are as follows:

Year Ending December 31,	Amount
2016	$221,936
2017	672,027
2018	521,864
2019	834,661
2020	412,240
Thereafter	1,433,268
Total	$4,095,996

____________

As of December 31, 2015, we are in compliance with all applicable covenants in our financings.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 8. Shareholders’ Equity and Share Based Payment
In January 2006, the Board of Directors (the “Board”) and shareholders managed by affiliates of Fortress Investment Group LLC (the “Fortress Shareholders”) adopted the Aircastle Investment Limited 2005 Equity and Incentive Plan, and the Board and the Fortress Shareholders approved an amendment to and restatement thereof on July 20, 2006 (as so amended and restated, the “2005 Plan”).
On March 14, 2014, the Board of Directors adopted the Aircastle Limited 2014 Omnibus Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by shareholders at the Company’s 2014 Annual General Meeting of Shareholders on May 22, 2014. The 2014 Plan replaced the 2005 Plan.
The purposes of the 2014 Plan are to provide an additional incentive to selected officers, employees, non-employee directors, independent contractors, and consultants of the Company or its affiliates whose contributions are essential to the growth and success of the business of the Company and its affiliates, to strengthen the commitment of such persons to the Company and its affiliates, motivate such persons to faithfully and diligently perform their responsibilities and attract and retain competent and dedicated persons whose efforts will result in the long-term growth and profitability of the Company and its affiliates. To accomplish such purposes, the 2014 Plan provides that the Company may grant options, share appreciation rights, restricted shares, restricted share units, share bonuses, other share-based awards, cash awards or any combination of the foregoing. The 2014 Plan provides that grantees of restricted common shares will have all of the rights of shareholders, including the right to receive dividends, other than the right to sell, transfer, assign or otherwise dispose of the shares until the lapse of the restricted period. Generally, the restricted common shares vest over three to five year periods based on continued service and are being expensed on a straight-line basis over the requisite service period of the awards. The terms of the grants provide for accelerated vesting under certain circumstances, including termination without cause following a change of control.
The maximum number of Common Shares reserved for issuance under the 2014 Plan is 2,500,000 Common Shares, which includes 713,540 Common Shares remaining under the 2005 Plan that became available for reuse following the adoption of the 2014 Plan. Awards outstanding under the 2005 Plan in the amount of 302,942 shares will continue to vest subject to the terms and conditions of the 2005 Plan and the applicable awards agreements which are included in the below table.
A summary of the fair value of non-vested shares for the years ended December 31, 2015, 2014 and 2013 is as follows:

Non-vested Shares	Shares (in 000’s)	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2013	561.2	$12.21
Granted	457.5	13.98
Canceled	(1.5)	13.11
Vested	(322.5)	11.96
Non-vested at December 31, 2013	694.7	13.49
Granted	341.1	18.80
Canceled	(69.1)	15.89
Vested	(345.4)	13.47
Non-vested at December 31, 2014	621.3	16.15
Granted	308.8	21.58
Canceled	(10.6)	19.22
Vested	(268.1)	15.82
Non-vested at December 31, 2015	651.4	$18.81
The fair value of the restricted common shares granted in 2015, 2014 and 2013 were determined based upon the market price of the shares at the grant date.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The total unrecognized compensation cost, adjusted for estimated forfeitures, related to all non-vested shares as of December 31, 2015, in the amount of $6,957, is expected to be recognized over a weighted average period of 2.06 years.
On October 31, 2014, our Board of Directors authorized the repurchase of $100,000 of the Company’s common shares. Under the program, the Company may purchase its common shares from time to time in the open market or in privately negotiated transactions. During the fourth quarter of 2015, we repurchased 955,235 common shares at a total cost of $18,921, including commissions, under the repurchase program.
In addition, as of February 5, 2016, we repurchased an additional 1,650,778 common shares at an aggregate cost of $31,079, including commissions, during 2016. Accordingly, as of February 5, 2016, under this program we have repurchased a total of 2,606,013 common shares at a total cost of $50,000, including commissions, at an average price per share of $19.19. The remaining dollar value of common shares that may be purchased under the program is $50,000.
On February 18, 2015, the Company, Marubeni and a subsidiary of Marubeni entered into an amendment and restatement of the Shareholder Agreement, which (1) modified the terms of the Shareholder Agreement to immediately permit acquisitions by Marubeni and its affiliates of voting securities of the Company in the secondary market pursuant to a Rule 10b5-1 plan that would result in Marubeni and its affiliates collectively holding more than 21.0% but no more than 27.5% of the voting power of the Company and (2) extended the term of the standstill provision of the Shareholder Agreement by 18 months to January 2025. As of February 5, 2016, Marubeni held 27.0%% of our voting securities.
Note 9. Dividends
The following table sets forth the quarterly dividends declared by our Board of Directors for the three years ended December 31, 2015:

Declaration Date	Dividend per Common Share	Aggregate Dividend Amount	Record Date	Payment Date
October 30, 2015	$0.240	$19,377	November 30, 2015	December 15, 2015
August 4, 2015	$0.220	$17,860	August 31, 2015	September 15, 2015
May 4, 2015	$0.220	$17,863	May 29, 2015	June 15, 2015
February 17, 2015	$0.220	$17,860	March 6, 2015	March 13, 2015
October 31, 2014	$0.220	$17,817	November 28, 2014	December 15, 2014
July 28, 2014	$0.200	$16,201	August 29, 2014	September 12, 2014
May 5, 2014	$0.200	$16,202	May 30, 2014	June 13, 2014
February 21, 2014	$0.200	$16,201	March 7, 2014	March 14, 2014
October 29, 2013	$0.200	$16,163	November 29, 2013	December 13, 2013
August 2, 2013	$0.165	$13,330	August 30, 2013	September 13, 2013
May 1, 2013	$0.165	$11,297	May 31, 2013	June 14, 2013
February 18, 2013	$0.165	$11,268	March 4, 2013	March 15, 2013

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

	Year Ended December 31,
	2015	2014	2013
Weighted-average shares:
Common shares outstanding	80,489,391	80,389,349	73,652,996
Restricted common shares	615,611	588,077	593,616
Total weighted-average shares	81,105,002	80,977,426	74,246,612

	Year Ended December 31,
	2015	2014	2013
Percentage of weighted-average shares:
Common shares outstanding	99.24%	99.27%	99.20%
Restricted common shares	0.76%	0.73%	0.80%
Total	100.00%	100.00%	100.00%

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The calculations of both basic and diluted earnings per share for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Year Ended December 31,
	2015		2014		2013
Earnings per common share — Basic:
Income from continuing operations	$121,729		$100,828		$29,781
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(924)		(732)		(238)
Income from continuing operations available to common shareholders — Basic	$120,805		$100,096		$29,543

Weighted-average common shares outstanding — Basic	80,489,391		80,389,349		73,652,996

Net income per common share — Basic	$1.50		$1.25		$0.40

Earnings per common share — Diluted:
Income from continuing operations	$121,729		$100,828		$29,781
Less: Distributed and undistributed earnings allocated to restricted common shares(a)	(924)		(732)		(238)
Income from continuing operations available to common shareholders — Diluted	$120,805		$100,096		$29,543

Weighted-average common shares outstanding — Basic	80,489,391		80,389,349		73,652,996
Effect of diluted shares	—	(b)	—	(b)	—	(b)
Weighted-average common shares outstanding — Diluted	80,489,391		80,389,349		73,652,996

Net income per common share — Diluted	$1.50		$1.25		$0.40
 _____________

(a)
For the years ended December 31, 2015, 2014 and 2013, distributed and undistributed earnings to restricted shares is 0.76%, 0.73% and 0.80%, respectively, of net income. The amount of restricted share forfeitures for all periods present is immaterial to the allocation of distributed and undistributed earnings.

(b)	For the years ended December 31, 2015, 2014 and 2013, we have no dilutive shares.

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
The sources of income from continuing operations before income taxes and earnings of unconsolidated equity method investment for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Year Ended December 31,
	2015	2014	2013
U.S. operations	$2,433	$2,047	$2,730
Non-U.S. operations	125,810	109,590	36,213
Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	$128,243	$111,637	$38,943

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The components of the income tax provision from continuing operations for the year ended December 31, 2015, 2014 and 2013 consisted of the following:

	Year Ended December 31,
	2015	2014	2013
Current:
United States:
Federal	$4,167	$1,571	$1,742
State	994	390	515
Non-U.S	14,499	9,040	2,542
Current income tax provision	19,660	11,001	4,799
Deferred:
United States:
Federal	829	2,335	963
State	57	932	386
Non-U.S	(7,775)	(405)	3,067
Deferred income tax provision (benefit)	(6,889)	2,862	4,416
Total	$12,771	$13,863	$9,215
Significant components of the Company’s deferred tax assets and liabilities at December 31, 2015, 2014 and 2013 consisted of the following:

	Year Ended December 31,
	2015	2014	2013
Deferred tax assets:
Non-cash share based payments	$1,483	$1,106	$1,139
Net operating loss carry forwards	52,007	42,900	23,137
Interest rate derivatives	—	35	863
Other	761	340	356
Total deferred tax assets	54,251	44,381	25,495
Deferred tax liabilities:
Accelerated depreciation	(87,716)	(79,360)	(56,312)
Other	(442)	(1,795)	(1,143)
Total deferred tax liabilities	(88,158)	(81,155)	(57,455)
Net deferred tax liabilities	$(33,907)	$(36,774)	$(31,960)
The Company had approximately $27,631 of net operating loss (“NOL”) carry forwards available at December 31, 2015 to offset future taxable income subject to U.S. graduated tax rates. If not utilized, these carry forwards expire between 2030 through 2035. The Company also had NOL carry forwards of $520,177 with no expiration date to offset future Irish, Mauritius and Singapore taxable income. Deferred tax assets and liabilities are included in other assets and accounts payable and accrued liabilities, respectively, in the accompanying Consolidated Balance Sheets.
We do not expect to incur income taxes on future distributions of undistributed earnings of non-U.S. subsidiaries and accordingly, no deferred income taxes have been provided for the distributions of such earnings. As of December 31, 2015 we have elected to permanently reinvest our accumulated undistributed U.S. earnings of $10,603. Accordingly, no U.S. withholding taxes have been provided. Withholding tax of $3,181 would be due if such earnings were remitted.
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
Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income from continuing operations at December 31, 2015, 2014 and 2013 consisted of the following:

	Year Ended December 31,
	2015	2014	2013
Notional U.S. federal income tax expense at the statutory rate:	$44,885	$39,073	$13,630
U.S. state and local income tax, net	221	189	195
Non-U.S. operations:
Bermuda	(20,789)	(12,424)	4,749
Ireland	(3,073)	(4,732)	(5,514)
Singapore	(5,650)	(5,529)	(597)
Other low tax jurisdictions	(3,395)	(2,890)	(3,608)
Non-deductible expenses in the U.S.	737	644	447
Other	(165)	(468)	(87)
Provision for income taxes	$12,771	$13,863	$9,215
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
Note 12. Interest, Net
The following table shows the components of interest, net for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$204,326	$189,135	$196,176
Hedge ineffectiveness losses	455	738	371
Amortization of interest rate derivatives related to deferred losses	24,023	34,979	33,265
Amortization of deferred financing fees and debt discount	14,878	13,961	14,719
Interest Expense	243,682	238,813	244,531
Less: Interest income	(105)	(435)	(774)
Interest, net	$243,577	$238,378	$243,757

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 13. Commitments and Contingencies
Rent expense, primarily for the corporate office and sales and marketing facilities, was approximately $1,163, $1,150 and $1,236 for the years ended December 31, 2015, 2014 and 2013, respectively.
As of December 31, 2015, Aircastle is obligated under non-cancelable operating leases relating principally to office facilities in Stamford, Connecticut; Dublin, Ireland; and Singapore for future minimum lease payments as follows:

Year Ending December 31,	Amount
2016	$921
2017	736
2018	751
2019	765
2020	779
Thereafter	1,602
Total	$5,554
On June 12, 2015, Aircastle entered into a purchase agreement with Embraer S.A. (“Embraer”) under which we agreed to acquire 25 new E-Jet E2 aircraft with purchase rights for an additional 25 E-Jet E2 aircraft. Deliveries of the 25 aircraft are scheduled to begin in 2018 for the E190-E2 aircraft and 2019 for the E195-E2 aircraft with the last delivery scheduled in March 2021. At December 31, 2015, the table below includes $142,170 of progress payments, which begin in May 2016.
At December 31, 2015, we had commitments to acquire 35 aircraft, including the above referenced 25 Embraer E-2 aircraft, for $1,347,836.
Commitments, including contractual price escalations and other adjustments, for these aircraft at December 31, 2015, net of amounts already paid are as follows:

Year Ending December 31,	Amount
2016	$273,508
2017	170,252
2018	258,130
2019	293,267
2020	214,401
Thereafter	138,278
Total	$1,347,836
As of February 5, 2016, we have commitments to acquire 37 aircraft for $1,423,836.
Note 14. Other Assets
The following table describes the principal components of other assets on our Consolidated Balance Sheets as of:

	December 31,
	2015	2014
Deferred federal income tax asset	$1,362	$567
Lease incentives and lease premiums, net of amortization of $31,623 and $26,477, respectively	86,874	75,587
Flight equipment held for sale	12,901	7,455
Other assets	22,570	21,841
Total other assets	$123,707	$105,450

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 15. Accounts Payable, Accrued Expenses and Other Liabilities
The following table describes the principal components of accounts payable, accrued expenses and other liabilities recorded on our Consolidated Balance Sheets as of:

	December 31,
	2015	2014
Accounts payable and accrued expenses	$34,457	$40,765
Deferred federal income tax liability	35,269	37,340
Accrued interest payable	37,606	27,795
Lease discounts, net of amortization of $19,403 and $9,247, respectively	22,443	32,084
Fair value of derivative liabilities	1,283	2,879
Total accounts payable, accrued expenses and other liabilities	$131,058	$140,863

Note 16. Accumulated Other Comprehensive Loss
The following table describes the principal components of accumulated other comprehensive loss recorded on our Consolidated Balance Sheets as of:

Changes in accumulated other comprehensive loss by component(a)	Twelve Months Ended December 31,
	2015	2014
Beginning balance	$(38,460)	$(75,905)

Amount recognized in other comprehensive loss on derivatives, net of tax expense of $14 and $718, respectively	(2,113)	(3,683)
Amounts reclassified from accumulated other comprehensive loss into income, net of tax expense of $21 and $110, respectively	27,360	41,128
Net current period other comprehensive income	25,247	37,445

Ending balance	$(13,213)	$(38,460)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

Reclassifications from accumulated other comprehensive loss(a)	Twelve Months Ended December 31,
	2015	2014
Losses on cash flow hedges
Amount of effective amortization of net deferred interest rate derivative losses(b)	$24,023	$34,979
Effective amount of net settlements of interest rate derivatives, net of tax expense of $21 and $110, respectively(b)	3,337	6,149
Amount of loss reclassified from accumulated other comprehensive loss into income	$27,360	$41,128

(a) All amounts are net of tax.
(b) Included in interest expense.
At December 31, 2015, the amount of deferred net loss expected to be reclassified from OCI into interest expense over the next twelve months related to our terminated interest rate derivatives is $9,056, of which $1,118 relates to Senior Notes due 2017 and 2020 interest rate derivatives, $4,855 relates to Senior Notes due 2018 interest rate derivatives, $1,749 relates to ECA Term Financings and $1,334 relates to other financings.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 17. Quarterly Financial Data (Unaudited)
Quarterly results of our operations for the years ended December 31, 2015 and 2014 are summarized below:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2015
Revenues	$208,267	$212,074	$204,565	$194,296
Net income (loss)	$50,641	$(13,989)	$41,808	$43,269
Basic earnings (loss) per share:
Net income (loss)	$0.63	$(0.17)	$0.51	$0.53
Diluted earnings (loss) per share:
Net income (loss)	$0.63	$(0.17)	$0.51	$0.53

2014
Revenues	$238,257	$177,596	$226,146	$176,603
Net income	$72,764	$19,151	$3,136	$5,777
Basic earnings per share:
Net income	$0.90	$0.24	$0.04	$0.07
Diluted earnings per share:
Net income	$0.90	$0.24	$0.04	$0.07
The sum of the quarterly earnings per share amounts may not equal the annual amount reported since per share amounts are computed independently for each period presented.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Aircastle Limited has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 11, 2016

Aircastle Limited
By:	/s/ Ron Wainshal
Ron Wainshal
Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Aircastle Limited and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Ron Wainshal	Chief Executive Officer and Director	February 11, 2016
Ron Wainshal

/s/ Michael Inglese	Chief Financial Officer	February 11, 2016
Michael Inglese

/s/ Aaron Dahlke	Chief Accounting Officer	February 11, 2016
Aaron Dahlke

/s/ Peter V. Ueberroth	Chairman of the Board	February 11, 2016
Peter V. Ueberroth

/s/ Ronald W. Allen	Director	February 11, 2016
Ronald W. Allen

/s/ Giovanni Bisignani	Director	February 11, 2016
Giovanni Bisignani

/s/ Michael J. Cave	Director	February 11, 2016
Michael J. Cave

/s/ Douglas A. Hacker	Director	February 11, 2016
Douglas A. Hacker

/s/ Masumi Kakinoki	Director	February 11, 2016
Masumi Kakinoki

/s/ Ryusuke Konto	Director	February 11, 2016
Ryusuke Konto

/s/ Ronald L. Merriman	Director	February 11, 2016
Ronald L. Merriman

/s/ Agnes Mura	Director	February 11, 2016
Agnes Mura

/s/ Charles W. Pollard	Director	February 11, 2016
Charles W. Pollard

/s/ Gentaro Toya	Director	February 11, 2016
Gentaro Toya

S - 1