Form 10-Q
period 2016-03-31
Aircastle LTD
filed 2016-05-04
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________
FORM 10-Q
 _______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☑
As of April 29, 2016, there were 78,810,706 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries
Form 10-Q

PART I. — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$594,376	$155,904
Accounts receivable	7,388	8,566
Restricted cash and cash equivalents	76,692	98,137
Restricted liquidity facility collateral	65,000	65,000
Flight equipment held for lease, net of accumulated depreciation of $1,213,047 and $1,306,024, respectively	5,558,666	5,867,062
Net investment in finance and sales-type leases	212,336	201,211
Unconsolidated equity method investment	59,087	50,377
Other assets	129,287	123,707
Total assets	$6,702,832	$6,569,964

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings, net of debt issuance costs	$1,021,829	$1,146,238
Borrowings from unsecured financings, net of debt issuance costs	3,162,551	2,894,918
Accounts payable, accrued expenses and other liabilities	141,604	131,058
Lease rentals received in advance	54,756	67,327
Liquidity facility	65,000	65,000
Security deposits	112,719	115,642
Maintenance payments	373,489	370,281
Total liabilities	4,931,948	4,790,464

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $0.01 par value, 250,000,000 shares authorized, 78,810,706 shares issued and outstanding at March 31, 2016; and 80,232,260 shares issued and outstanding at December 31, 2015	788	802
Additional paid-in capital	1,519,017	1,550,337
Retained earnings	258,921	241,574
Accumulated other comprehensive loss	(7,842)	(13,213)
Total shareholders’ equity	1,770,884	1,779,500
Total liabilities and shareholders’ equity	$6,702,832	$6,569,964

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Lease rental revenue	$179,570	$177,146
Finance and sales-type lease revenue	3,498	1,607
Amortization of net lease discounts and lease incentives	(1,070)	(3,824)
Maintenance revenue	1,260	18,073
Total lease revenue	183,258	193,002
Other revenue	407	1,294
Total revenues	183,665	194,296

Operating expenses:
Depreciation	76,647	74,846
Interest, net	64,241	62,131
Selling, general and administrative (including non-cash share based payment expense of $1,643 and $1,170 for the three months ended March 31, 2016 and 2015, respectively)	15,492	13,932
Maintenance and other costs	1,403	2,943
Total expenses	157,783	153,852

Other income (expense):
Gain on sale of flight equipment	12,833	6,253
Other	(73)	(6)
Total other income	12,760	6,247

Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	38,642	46,691
Income tax provision	3,939	4,863
Earnings of unconsolidated equity method investment, net of tax	1,559	1,441
Net income	$36,262	$43,269

Earnings per common share — Basic:
Net income per share	$0.46	$0.53

Earnings per common share — Diluted:
Net income per share	$0.46	$0.53

Dividends declared per share	$0.24	$0.22

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015

Net income	$36,262	$43,269
Other comprehensive income, net of tax:
Net change in fair value of derivatives, net of tax expense of $0 and tax benefit of $3 for the three months ended March 31, 2016 and 2015, respectively	(1)	(128)
Net derivative loss reclassified into earnings	5,372	8,233
Other comprehensive income	5,371	8,105
Total comprehensive income	$41,633	$51,374

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$36,262	$43,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	76,647	74,846
Amortization of deferred financing costs	5,607	3,699
Amortization of net lease discounts and lease incentives	1,070	3,824
Deferred income taxes	(392)	2,110
Non-cash share based payment expense	1,643	1,170
Cash flow hedges reclassified into earnings	5,372	8,233
Security deposits and maintenance payments included in earnings	(1,648)	(4,481)
Gain on sale of flight equipment	(12,833)	(6,253)
Other	(1,558)	209
Changes in certain assets and liabilities:
Accounts receivable	992	948
Other assets	(1,137)	(7,176)
Accounts payable, accrued expenses and other liabilities	15,066	12,874
Lease rentals received in advance	(3,827)	(344)
Net cash provided by operating activities	121,264	132,928
Cash flows from investing activities:
Acquisition and improvement of flight equipment	(96,524)	(264,271)
Proceeds from sale of flight equipment	306,029	50,525
Restricted cash and cash equivalents related to sale of flight equipment	17,000	—
Aircraft purchase deposits and progress payments, net of returned deposits and aircraft sales deposits	(7,162)	(1,250)
Collections on finance and sales-type leases	3,663	2,274
Unconsolidated equity method investment and associated costs	(7,731)	—
Other	(176)	(372)
Net cash provided by (used in) investing activities	215,099	(213,094)
Cash flows from financing activities:
Repurchase of shares	(33,250)	(1,960)
Proceeds from secured and unsecured debt financings	500,000	500,000
Repayments of secured and unsecured debt financings	(352,928)	(253,681)
Deferred financing costs	(9,454)	(8,971)
Restricted cash and cash equivalents related to financing activities	4,445	11,923
Security deposits and maintenance payments received	33,147	33,365
Security deposits and maintenance payments returned	(20,936)	(22,314)
Dividends paid	(18,915)	(17,860)
Net cash provided by financing activities	102,109	240,502
Net increase in cash and cash equivalents	438,472	160,336
Cash and cash equivalents at beginning of period	155,904	169,656
Cash and cash equivalents at end of period	$594,376	$329,992
Supplemental disclosures of cash flow information:
Cash paid for interest	$39,539	$23,858
Cash paid for income taxes	$1,604	$2,662
Supplemental disclosures of non-cash investing activities:
Purchase deposits, advance lease rentals, security deposits and maintenance payments assumed in asset acquisitions	$1,564	$3,050
Advance lease rentals, security deposits, and maintenance payments settled in sale of flight equipment	$25,559	$11,162
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2016

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
The accompanying consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting and, in our opinion, reflect all adjustments, including normal recurring items, which are necessary to present fairly the results for interim periods. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC; however, we believe that the disclosures are adequate to make information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure since the balance sheet date of March 31, 2016 through the date on which the consolidated financial statements included in this Form 10-Q were issued.
Effective January 1, 2016, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2015-02, Consolidation - Amendments to the Consolidation Analysis (Topic 810). The update amended the guidelines for determining whether certain legal entities should be consolidated and reduced the number of consolidation models. This new standard affected reporting entities that are required to evaluate whether they should consolidate certain legal entities. The standard did not have a material impact on our consolidated financial statements and related disclosures.
Principles of Consolidation
The consolidated financial statements include the accounts of Aircastle and all of its subsidiaries. Aircastle consolidates six Variable Interest Entities (“VIEs”) of which Aircastle is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.
We consolidate VIEs in which we have determined that we are the primary beneficiary. We use judgment when deciding: (a) whether an entity is subject to consolidation as a VIE; (b) who the variable interest holders are; (c) the potential expected losses and residual returns of the variable interest holders; and (d) which variable interest holder is the primary beneficiary. When determining which enterprise is the primary beneficiary, we consider: (1) the entity’s purpose and design; (2) which variable interest holder has the power to direct the activities that most significantly impact the entity’s economic performance; and (3) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. When certain events occur, we reconsider whether we are the primary beneficiary of VIEs. We do not reconsider whether we are a primary beneficiary solely because of operating losses incurred by an entity.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2016

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
Recent Accounting Pronouncements
On February 25, 2016, the FASB issued Accounting Standards Codification (“ASC”) 842 (“ASC 842”), “Leases,” which replaced the existing guidance in ASC 840, Leases. The accounting for leases by lessors basically remained unchanged from the concepts that existed in ASC 840 accounting. The FASB decided that lessors would be precluded from recognizing selling profit and revenue at lease commencement for any sales-type or direct finance lease that does not transfer control of the underlying asset to the lessee. This requirement aligns the notion of what constitutes a sale in the lessor accounting guidance with that in the forthcoming revenue recognition standard, which evaluates whether a sale has occurred from the customer’s perspective. The standard will be effective for public entities beginning after December 15, 2018. The standard is applied on a “modified retrospective” basis. We are evaluating the impact that ASC 842 will have on our consolidated financial statements and related disclosures. We do not believe that the adoption of the standard will significantly impact our existing or potential lessees' economic decisions to lease aircraft.
On May 28, 2014, the FASB and the International Accounting Standards Board (the “IASB”) (collectively, the Boards), jointly issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Lease contracts within the scope of ASC 840, Leases, are specifically excluded from ASU No. 2014-09. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. The standard is effective for public entities beginning after December 15, 2017. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. We are evaluating the impact of the ASU on our consolidated financial statements and related disclosures.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718). The update amends the guidelines for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for annual and interim periods beginning January 1, 2017, and early adoption is permitted. We are evaluating the impact of the ASU on our consolidated financial statements and related disclosures.
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
March 31, 2016

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
The following tables set forth our financial assets and liabilities as of March 31, 2016 and December 31, 2015 that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

		Fair Value Measurements at March 31, 2016 Using Fair Value Hierarchy
	Fair Value as of March 31, 2016	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$594,376	$594,376	$—	$—	Market
Restricted cash and cash equivalents	76,692	76,692	—	—	Market
Total	$671,068	$671,068	$—	$—

Liabilities:
Derivative liabilities	$1,362	$—	$1,362	$—	Income

		Fair Value Measurements at December 31, 2015 Using Fair Value Hierarchy
	Fair Value as of December 31, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$155,904	$155,904	$—	$—	Market
Restricted cash and cash equivalents	98,137	98,137	—	—	Market
Total	$254,041	$254,041	$—	$—

Liabilities:
Derivative liabilities	$1,283	$—	$1,283	$—	Income
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
March 31, 2016

rates, futures rates, swap rates) in effect at the period close to determine appropriate reset and discount rates and incorporates an assessment of the risk of non-performance by the interest rate derivative counterparty in valuing derivative assets and an evaluation of the Company’s credit risk in valuing derivative liabilities.
For the three months ended March 31, 2016 and the year ended December 31, 2015, we had no transfers into or out of Level 3.
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
The fair value of our Securitization No. 2, which contains a third party credit enhancement, is estimated using a discounted cash flow analysis, based on our current incremental borrowing rates of borrowing arrangements that do not contain third party credit enhancements. The fair values of our ECA term financings (as described in Note 6 - Variable Interest Entities below) and bank financings are estimated using a discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Notes is estimated using quoted market prices.
 The carrying amounts and fair values of our financial instruments at March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016		December 31, 2015
	Carrying Amount of Liability	Fair Value of Liability	Carrying Amount of Liability	Fair Value of Liability
Securitizations	$78,770	$77,974	$125,366	$123,696
Credit Facilities	—	—	225,000	225,000
ECA term financings	336,236	356,560	404,491	422,640
Bank financings	624,297	644,111	636,970	653,699
Senior Notes	3,200,000	3,343,000	2,700,000	2,832,125
All of our financial instruments are classified as Level 2 with the exception of our Senior Notes, which are classified as Level 1.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2016

Note 3. Lease Rental Revenues and Flight Equipment Held for Lease
Minimum future annual lease rentals contracted to be received under our existing operating leases of flight equipment at March 31, 2016 were as follows:

Year Ending December 31,	Amount
Remainder of 2016	$505,740
2017	601,416
2018	528,760
2019	458,107
2020	387,937
Thereafter	1,103,704
Total	$3,585,664
Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended March 31,
Region	2016	2015
Asia and Pacific	41%	42%
Europe	25%	29%
South America	19%	14%
Middle East and Africa	10%	9%
North America	5%	6%
Total	100%	100%

The classification of regions in the tables above and in the table and discussion below is determined based on the principal location of the lessee of each aircraft.
The following table shows the number of lessees with lease rental revenue of at least 5% and their combined total percentage of lease rental revenue for the years indicated:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue
Largest lessees by lease rental revenue	5	30%	3	17%
The following table sets forth revenue attributable to individual countries representing at least 10% of total revenue (including maintenance revenue) in any year based on each lessee’s principal place of business for the years indicated:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
Country	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Indonesia(1)	$19,543	11%	$—	—%
Netherlands(2)	—	—%	22,947	12%
_______________

(1)	Total revenue attributable to Indonesia was less than 10% for the three months ended March 31, 2015.

(2)
Total revenue attributable to the Netherlands was less than 10% for the three months ended March 31, 2016. Total revenue for the three months ended March 31, 2015 includes $13,186 of maintenance revenue related to a lease termination.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2016

Geographic concentration of net book value of flight equipment (includes net book value of flight equipment held for lease and net investment in finance leases) was as follows:

	March 31, 2016			December 31, 2015
Region	Number of Aircraft		Net Book Value %	Number of Aircraft		Net Book Value %
Asia and Pacific	45		38%	49		39%
Europe	56		25%	64		26%
South America	22		19%	22		19%
Middle East and Africa	10		10%	9		10%
North America	19		7%	17		6%
Off-lease	1	(1)	1%	1	(2)	—%
Total	153		100%	162		100%

_______________

(1)	Consists of one Boeing 737-800 aircraft, which we are marketing.

(2)	Consisted of one Boeing 777-200ER aircraft that was being marketed for lease at December 31, 2015 and at March 31, 2016, was classified as flight equipment held for sale.
The following table sets forth net book value of flight equipment (includes net book value of flight equipment held for lease and net investment in finance leases) attributable to individual countries representing at least 10% of net book value of flight equipment based on each lessee’s principal place of business as of:

	March 31, 2016			December 31, 2015
Region	Net Book Value	Net Book Value %	Number of Lessees	Net Book Value	Net Book Value %	Number of Lessees
Indonesia(1)	$613,176	11%	3	$661,178	11%	3
At March 31, 2016 and December 31, 2015, the amounts of lease incentive liabilities recorded in maintenance payments on our Consolidated Balance Sheets were $19,806 and $21,432, respectively.

Note 4. Net Investment in Finance and Sales-Type Leases
At March 31, 2016, our net investment in finance and sales-type leases represents eight aircraft leased to two customers in the United States, one aircraft leased to a customer in the Netherlands, and three aircraft leased to two customers in Germany. The following table lists the components of our net investment in finance and sales-type leases at March 31, 2016:

Amount
Total lease payments to be received	$158,466
Less: Unearned income	(67,382)
Estimated residual values of leased flight equipment (unguaranteed)	121,252
Net investment in finance and sales-type leases	$212,336

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2016

At March 31, 2016, minimum future lease payments on finance and sales-type leases are as follows:

Year Ending December 31,	Amount
Remainder of 2016	$20,473
2017	25,724
2018	20,071
2019	19,901
2020	19,047
Thereafter	53,250
Total lease payments to be received	$158,466

Note 5. Unconsolidated Equity Method Investment
On December 19, 2013, the Company and an affiliate of Ontario Teachers’ Pension Plan (“Teachers’”) formed a joint venture (the “JV”), in which we hold a 30% equity interest, to invest in leased aircraft. Teachers’ holds 10.0% of our outstanding common shares. In March 2016, we sold four Airbus A320-200 aircraft for approximately $100,000 to the JV; these transactions were approved by our Audit committee as arm’s length related party transactions under our related party agreement. The assets and liabilities of this JV are off our balance sheet and we record our net investment under the equity method of accounting.
We source and service investments for this JV and provide marketing, asset management and administrative services to it. We are paid market-based fees for those services, which are recorded in Other revenue in our Consolidated Statements of Income. The Company has recorded in its Consolidated Balance Sheet a $6,893 guarantee liability in Maintenance payments and a $5,400 guarantee liability in Security deposits representing its share of the respective exposures.

Amount
Investment in joint venture at December 31, 2015	$50,377
Investment in joint venture	7,954
Earnings from joint venture, net of tax	1,559
Distributions	(803)
Investment in joint venture at March 31, 2016	$59,087

Note 6. Variable Interest Entities
Aircastle consolidates six VIEs of which it is the primary beneficiary. The operating activities of these VIEs are limited to acquiring, owning, leasing, maintaining, operating and, under certain circumstances, selling the 10 aircraft discussed below.
Securitization
In connection with Securitization No. 2, two of our subsidiaries, ACS Aircraft Finance Ireland 2 Limited (“ACS Ireland 2”) and ACS 2007-1 Limited (“ACS Bermuda 2”) issued Class A-1 notes and each has fully and unconditionally guaranteed the other’s obligations under the notes.
Aircastle is the primary beneficiary of ACS Ireland 2, as we have both the power to direct the activities of the VIE that most significantly impact the economic performance of such VIE and we bear the significant risk of loss and participate in gains through Class E-1 Securities. Although Aircastle has not guaranteed the ACS Ireland 2 debt, Aircastle wholly owns ACS Bermuda 2, which has fully and unconditionally guaranteed the ACS Ireland 2 VIE obligations. The activity that most

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2016

significantly impacts the economic performance is the leasing of aircraft. Aircastle Advisor (Ireland) Limited (Aircastle’s wholly owned subsidiary) is the remarketing servicer and is responsible for the leasing of the aircraft. An Irish charitable trust owns 95% of the common shares of ACS Ireland 2. The Irish charitable trust’s risk is limited to its annual dividend of $2. At March 31, 2016, the assets of ACS Ireland 2 include three aircraft transferred into the VIE at historical cost basis in connection with Securitization No. 2.
The assets of ACS Ireland 2, net of intercompany receivables, as of March 31, 2016 are $56,670. The liabilities of ACS Ireland 2, net of $40,351 Class E-1 Securities held by the Company and intercompany payables, which are eliminated in consolidation, as of March 31, 2016 are $37,558.
ECA Term Financings
Aircastle, through various subsidiaries, each of which is owned by a charitable trust (such entities, collectively the “Air Knight VIEs”), has entered into seven different twelve-year term loans, which are supported by guarantees from Compagnie Francaise d’Assurance pour le Commerce Exterieur, (“COFACE”), the French government sponsored export credit agency (“ECA”). We refer to these COFACE-supported financings as “ECA Term Financings.”
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
The only assets that the Air Knight VIEs have on their books are financing leases that are eliminated in the consolidated financial statements. The related aircraft, with a net book value as of March 31, 2016 of $531,679, were included in our flight equipment held for lease. The consolidated debt outstanding, net of debt issuance costs, of the Air Knight VIEs as of March 31, 2016 is $325,246.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2016

Note 7. Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured term debt financings are as follows:

	At March 31, 2016				At December 31, 2015
Debt Obligation	Outstanding Borrowings	Number of Aircraft	Interest Rate(1)	Final Stated Maturity(2)	Outstanding Borrowings
Secured Debt Financings:
Securitization No. 2	$78,770	22	0.75%	06/14/37	$125,366
ECA Term Financings	336,236	7	3.02% to 3.96%	12/3/21 to 11/30/24	404,491
Bank Financings	624,297	13	1.44% to 5.09%	10/26/17 to 01/19/26	636,970
Less: Debt Issuance Costs	(17,474)	—			(20,589)
Total secured debt financings, net of debt issuance costs	1,021,829	42			1,146,238

Unsecured Debt Financings:
Senior Notes due 2017	500,000		6.75%	04/15/17	500,000
Senior Notes due 2018	400,000		4.625%	12/05/18	400,000
Senior Notes due 2019	500,000		6.250%	12/01/19	500,000
Senior Notes due 2020	300,000		7.625%	04/15/20	300,000
Senior Notes due 2021	500,000		5.125%	03/15/21	500,000
Senior Notes due 2022	500,000		5.50%	02/15/22	500,000
Senior Notes due 2023	500,000		5.00%	04/01/23	—
DBJ Term Loan	—		N/A	04/28/19	—
Revolving Credit Facility	—		N/A	05/13/20	225,000
Less: Debt Issuance Costs	(37,449)				(30,082)
Total unsecured debt financings, net of debt issuance costs	3,162,551				2,894,918

Total secured and unsecured debt financings, net of debt issuance costs	$4,184,380				$4,041,156

(1)
Reflects the floating rate in effect at the applicable reset date plus the margin for Securitization No. 2, five of our Bank Financings, and our Revolving Credit Facility. All other financings have a fixed rate.

(2)	For Securitization No. 2, all cash flows available after expenses and interest are applied to debt amortization.
The following Securitization includes a liquidity facility commitment described in the table below:

		Available Liquidity
Facility	Liquidity Facility Provider	March 31, 2016	December 31, 2015	Unused Fee	Interest Rate on any Advances
Securitization No. 2	HSH Nordbank AG	$65,000	$65,000	0.50%	1M Libor + 0.75

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2016

Secured Debt Financings:
Securitization No. 2
In April 2016, we gave irrevocable notice of our intent to prepay the outstanding principal balance plus any accrued interest and fees due under Securitization No. 2 and terminate the related interest rate derivatives on May 9, 2016. Upon prepayment, our liquidity facility commitment with HSH Nordbank AG will end.
ECA Term Financings
As described in Note 6 - Variable Interest Entities, we refer to our COFACE-supported financings as “ECA Term Financings.” In addition, Aircastle has guaranteed the repayment of the ECA Term Financings. The borrowings under these financings at March 31, 2016 have a weighted-average rate of interest of 3.53%.
Bank Financings
Our Bank Financings contain, among other customary provisions, a $500,000 minimum net worth covenant and, in some cases, a cross-default to other financings with the same lender. In addition, Aircastle has guaranteed the repayment of the Bank Financings. The borrowings under these financings at March 31, 2016 have a weighted-average fixed rate of interest of 3.29%.
Unsecured Debt Financings:
Bank Financings
In March 2016, we entered into a $120,000 floating rate three year term loan commitment with Development Bank of Japan Inc. and certain other banks (the “DBJ Term Loan”). This loan was funded in April 2016.
Senior Notes due 2023
On March 21, 2016, Aircastle issued $500,000 aggregate principal amount of Senior Notes due 2023 (the "Senior Notes due 2023") at par. The Senior Notes due 2023 will mature on April 1, 2023 and bear interest at the rate of 5.00% per annum, payable semi-annually on April 1 and October 1 of each year, commencing on October 1, 2016. Interest accrues on the Senior Notes due 2023 from March 24, 2016.
We may redeem the Senior Notes due 2023 at any time at a redemption price equal to (a) 100% of the principal amount of the notes redeemed, plus accrued and unpaid interest thereon to, but not including, the redemption date and (b) the sum of the present values of the remaining scheduled payments of principal and interest on the notes from the redemption date through the maturity date of the notes (computed using a discount rate equal to the Treasury Rate (as defined in the indenture governing the notes) as of such redemption date plus 50 basis points). In addition, prior to April 1, 2019, we may redeem up to 40% of the aggregate principal amount of the notes issued under the indenture at a redemption price equal to 105.00% plus accrued and unpaid interest thereon to, but not including, the redemption date, with the net proceeds of certain equity offerings. If the Company undergoes a change of control, it must offer to repurchase the Senior Notes due 2023 at 101% of the principal amount, plus accrued and unpaid interest. The Senior Notes due 2023 are not guaranteed by any of the Company's subsidiaries or any third-party.
Revolving Credit Facility
On March 29, 2016, we increased the size of our unsecured Revolving Credit Facility from $600,000 to $675,000 and extended its maturity by one year to May 2020. At March 31, 2016, we had no amounts outstanding under this facility.
As of March 31, 2016, we are in compliance with all applicable covenants in all of our financings.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2016

Note 8. Shareholders' Equity and Share Based Payment
Performance Stock Units
On March 11, 2016, the Company issued performance share units (“PSUs”) to certain employees. These awards were made under the Aircastle Limited 2014 Omnibus Incentive Plan. The PSUs are denominated in share units without dividend rights, each of which is equivalent to one common share, and are subject to performance conditions and time vesting.
The PSUs vest at the end of a three year period, which runs from January 1, 2016 through December 31, 2018. Half of the PSUs vest on achieving relative total stockholder return goals (the "TSR PSUs") while the other half vest on attaining annual Adjusted Return on Equity goals (the "AROE PSUs"). The table below shows the PSU awards granted on March 11, 2016, including the number of common shares underlying the awards at the time of grant:

	Minimum	Target	Maximum
TSR PSUs	—	129,962	259,924
AROE PSUs	—	129,958	259,916
Total	—	259,920	519,840
The fair value of the time based TSR PSUs was determined at the grant date using a Monte Carlo simulation model. Included in the Monte Carlo simulation model were certain assumptions regarding a number of highly complex and subjective variables, such as expected volatility, risk-free interest rate and dividend yield. To appropriately value the award, the risk-free interest rate is estimated for the time period from the valuation date until the vesting date and the historical volatilities were estimated based on a historical time frame equal to the time from the valuation date until the end date of the performance period. The number of TSR PSUs that will ultimately vest is based on the percentile ranking of the Company’s TSR among the S&P 400 Index. The number of shares that will ultimately vest will range from 0% to 200% of the target TSR PSUs.
The number of shares vesting from the AROE PSUs at the end of the three-year performance period will depend on the Company’s Adjusted Return on Equity as measured against the targets set by the Compensation Committee annually during the performance period, consistent with the business plan approved by the Board. The maximum number of AROE PSUs for 2016 is 86,639. The fair value of the 2016 AROE PSUs was determined based on the closing market price of the Company’s common shares on the date of grant reduced by the present value of expected dividends to be paid. The number of shares that will ultimately vest will range from 0% to 200% of the target AROE PSUs.
During the three months ended March 31, 2016, the Company granted a target of 173,281 PSUs of which 129,962 are TSR PSUs and 43,319 are AROE PSUs. The remaining 86,639 of target AROE PSUs will be considered granted upon the Compensation Committee’s setting the target AROE for the respective period. The following table summarizes the activities for our unvested PSUs for the three months ended March 31, 2016:

	Unvested Performance Stock Units
	Target Number of Shares of TSR PSUs	Target Number of Shares of AROE PSUs	TSR PSUs Weighted Fair Value at Grant Date Using a Monte Carlo Simulation Model ($)	AROE PSUs Fair Value Equal to Adjusted Closing Stock Price on Date of Grant ($)
Unvested at December 31, 2015	—	—	$—	$—
Granted	129,962	43,319	25.20	19.16
Unvested as of March 31, 2016	129,962	43,319	$25.20	$19.16
Expected to vest after March 31, 2016	129,962	43,319	$25.20	$19.16
The Company incurred share based compensation expense related to PSUs of $83 for the three months ended March 31, 2016. As of March 31, 2016, there was $4,022 of unrecognized compensation cost related to unvested stock-based payments granted to certain employees that is expected to be recognized over a weighted average remaining period of 2.9 years.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2016

During the first two months of 2016, we repurchased 1,650,778 common shares at an aggregate cost of $31,079, including commissions. The remaining dollar value of common shares that may be repurchased under the repurchase program approved by the Company’s Board of Directors on February 9, 2016, is $100,000.
Note 9. Dividends
The following table sets forth the quarterly dividends declared by our Board of Directors for the periods covered in this report:

Declaration Date	Dividend per Common Share	Aggregate Dividend Amount	Record Date	Payment Date
February 9, 2016	$0.24	$18,915	February 29, 2016	March 15, 2016
October 30, 2015	$0.24	$19,377	November 30, 2015	December 15, 2015
August 4, 2015	$0.22	$17,860	August 31, 2015	September 15, 2015
May 4, 2015	$0.22	$17,863	May 29, 2015	June 15, 2015
February 17, 2015	$0.22	$17,860	March 6, 2015	March 13, 2015
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
Under the two-class method, earnings per common share is computed by dividing the sum of distributed earnings allocated to common shareholders and undistributed earnings allocated to common shareholders by the weighted-average number of common shares outstanding for the period. In applying the two-class method, distributed and undistributed earnings are allocated to both common shares and restricted common shares based on the total weighted-average shares outstanding during the period. Because the holders of the participating restricted common shares were not contractually required to share in the Company’s losses, in applying the two-class method to compute the basic and diluted net loss per common share, no allocation to restricted common shares was made for the three months ended March 31, 2016.

	Three Months Ended March 31,
	2016	2015
Weighted-average shares:
Common shares outstanding	78,543,457	80,564,440
Restricted common shares	572,356	515,477
Total weighted-average shares	79,115,813	81,079,917

Percentage of weighted-average shares:
Common shares outstanding	99.28%	99.36%
Restricted common shares	0.72%	0.64%
Total percentage of weighted-average shares	100.00%	100.00%

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2016

The calculations of both basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2016	2015
Earnings per share – Basic:
Net income	$36,262	$43,269
Less: Distributed and undistributed earnings allocated to restricted common shares(1)	(262)	(275)
Earnings available to common shareholders – Basic	$36,000	$42,994

Weighted-average common shares outstanding – Basic	78,543,457	80,564,440

Earnings per common share – Basic	$0.46	$0.53

Earnings per share – Diluted:
Net income	$36,262	$43,269
Less: Distributed and undistributed earnings allocated to restricted common shares(1)	(262)	(275)
Earnings available to common shareholders – Diluted	$36,000	$42,994

Weighted-average common shares outstanding – Basic	78,543,457	80,564,440
Effect of dilutive shares(2)	—	—
Weighted-average common shares outstanding – Diluted	78,543,457	80,564,440

Earnings per common share – Diluted	$0.46	$0.53

(1)
For the three months ended March 31, 2016 and 2015, distributed and undistributed earnings to restricted shares is 0.72% and 0.64% of net income, respectively. The amount of restricted share forfeitures for all periods present is immaterial to the allocation of distributed and undistributed earnings.

(2)	For the three months ended March 31, 2016 and 2015, we had no dilutive shares.
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
The sources of income from continuing operations before income taxes and earnings of unconsolidated equity method investment for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
U.S. operations	$586	$380
Non-U.S. operations	38,056	46,311
Total	$38,642	$46,691
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
March 31, 2016

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
The consolidated income tax expense for the three months ended March 31, 2016 and 2015 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2016 and 2015, respectively.
The Company’s effective tax rate for the three months ended March 31, 2016 was 10.2%, compared to 10.4% for the three months ended March 31, 2015. Movements in the effective tax rates are generally caused by changes in the proportion of the Company’s pre-tax earnings in taxable and non-tax jurisdictions.
Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income consisted of the following:

	Three Months Ended March 31,
	2016	2015
Notional U.S. Federal income tax expense at the statutory rate	$13,525	$16,342
U.S. state and local income tax, net	47	42
Non-U.S. operations:
Bermuda	(9,092)	(8,527)
Ireland	1,879	(1,122)
Singapore	(1,335)	(1,356)
Other	(1,211)	(678)
Non-deductible expenses in the U.S.	135	170
Other	(9)	(8)
Income tax provision	$3,939	$4,863
Note 12. Interest, Net
The following table shows the components of interest, net:

	Three Months Ended March 31,
	2016	2015
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities(1)	$53,324	$50,235
Amortization of interest rate derivatives related to deferred losses	5,372	8,233
Amortization of deferred financing fees and debt discount(2)	5,607	3,699
Interest expense	64,303	62,167
Less interest income	(62)	(36)
Interest, net	$64,241	$62,131

(1)	For the three months ended March 31, 2016, includes $1,509 in loan termination fees related to the sale of one aircraft.

(2)	For the three months ended March 31, 2016, includes $1,972 in deferred financing fees written off related to the sale of one aircraft.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2016

Note 13. Commitments and Contingencies
At March 31, 2016, we had commitments to acquire 40 aircraft, including 25 Embraer E-2 aircraft, for $1,508,700.
Commitments, including $142,170 of progress payments beginning in May 2016, contractual price escalations and other adjustments for these aircraft, at March 31, 2016, net of amounts already paid, are as follows:

Year Ending December 31,	Amount
Remainder of 2016	$434,372
2017	170,252
2018	258,130
2019	293,267
2020	214,401
Thereafter	138,278
Total	$1,508,700
Note 14. Other Assets
The following table describes the principal components of other assets on our Consolidated Balance Sheets as of:

	March 31, 2016	December 31, 2015
Deferred Federal income tax asset	$1,001	$1,362
Lease incentives and lease premiums, net of amortization of $33,323 and $31,623, respectively	85,368	86,874
Flight equipment held for sale	8,916	12,901
Other assets	34,002	22,570
Total other assets	$129,287	$123,707

Note 15. Accounts Payable, Accrued Expenses and Other Liabilities
The following table describes the principal components of accounts payable, accrued expenses and other liabilities recorded on our Consolidated Balance Sheets as of:

	March 31, 2016	December 31, 2015
Accounts payable and accrued expenses	$34,396	$34,457
Deferred Federal income tax liability	34,517	35,269
Accrued interest payable	51,449	37,606
Lease discounts, net of amortization of $21,966 and $19,403, respectively	19,880	22,443
Fair value of derivative liabilities	1,362	1,283
Total accounts payable, accrued expenses and other liabilities	$141,604	$131,058

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2016

Note 16. Accumulated Other Comprehensive Loss
The following table describes the principal components of accumulated other comprehensive loss recorded on our Consolidated Balance Sheets as of:

Changes in accumulated other comprehensive loss by component(1)	Three Months Ended March 31,
	2016	2015
Beginning balance	$(13,213)	$(38,460)
Amount recognized in other comprehensive loss on derivatives, net of tax expense of $0 and $14, respectively	(502)	(1,078)
Amounts reclassified from accumulated other comprehensive loss into income, net of tax expense of $0 and $11, respectively	5,873	9,183
Net current period other comprehensive income	5,371	8,105
Ending balance	$(7,842)	$(30,355)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.

Reclassifications from accumulated other comprehensive loss(1)	Three Months Ended March 31,
	2016	2015
Amount of effective amortization of net deferred interest rate derivative losses(2)	$5,372	$8,233
Effective amount of net settlements of interest rate derivatives, net of tax expense of $0 and $11, respectively(2)	501	950
Amount of loss reclassified from accumulated other comprehensive loss into income	$5,873	$9,183

(1) All amounts are net of tax.
(2) Included in interest expense.
At March 31, 2016, the amount of deferred net loss expected to be reclassified from OCI into interest expense over the next twelve months related to our terminated interest rate derivatives is $4,871, of which $1,081 relates to Senior Notes due 2017 and 2020 interest rate derivatives, $2,227 relates to Senior Notes due 2018 interest rate derivatives, $221 relates to ECA Term Financings and $1,342 relates to other financings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks, uncertainties and assumptions. You should read the following discussion in conjunction with our historical consolidated financial statements and the notes thereto appearing elsewhere in this report. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those described under “Risk Factors” and included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”). Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and, unless otherwise indicated, the other financial information contained in this report has also been prepared in accordance with U.S. GAAP. Unless otherwise indicated, all references to “dollars” and “$” in this report are to, and all monetary amounts in this report are presented in, U.S. dollars.
All statements included or incorporated by reference in this Quarterly Report on Form 10-Q (this “report”), other than characterizations of historical fact, are forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not necessarily limited to, statements relating to our ability to acquire, sell, lease or finance aircraft, raise capital, pay dividends, and increase revenues, earnings, EBITDA, Adjusted EBITDA and Adjusted Net Income and the global aviation industry and aircraft leasing sector. Words such as “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “may,” “will,” “would,” “could,” “should,” “seeks,” “estimates” and variations on these words and similar expressions are intended to identify such forward-looking statements. These statements are based on our historical performance and that of our subsidiaries and on our current plans, estimates and expectations and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements; Aircastle can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any such forward-looking statements which are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. These risks or uncertainties include, but are not limited to, those described from time to time in Aircastle’s filings with the SEC and previously disclosed under “Risk Factors” in Part I - Item 1A of Aircastle’s 2015 Annual Report on Form 10-K and elsewhere in this report. In addition, new risks and uncertainties emerge from time to time, and it is not possible for Aircastle to predict or assess the impact of every factor that may cause its actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this report. Aircastle expressly disclaims any obligation to revise or update publicly any forward-looking statement to reflect future events or circumstances.

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
The information on the Company’s Internet website is not part of, or incorporated by reference, into this report, or any other report we file with, or furnish to, the SEC.

OVERVIEW
We acquire, lease, and sell commercial jet aircraft with large, global operator bases and long useful lives. As of March 31, 2016, our portfolio consisted of 153 aircraft leased to 53 lessees located in 33 countries. We also manage nine aircraft with a net book value of $589.8 million for our joint venture with Teachers’. Our aircraft fleet is managed by an experienced team based in the United States, Ireland and Singapore. Typically, our aircraft are subject to net leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs, although in a majority of cases, we are obligated to pay a portion of specified maintenance or modification costs. As of March 31, 2016, the net book value of our flight equipment and finance lease aircraft was $5.77 billion compared to $6.07 billion at December 31, 2015. Our revenues and net income for the three months ended March 31, 2016 were $183.7 million and $36.3 million, respectively.
Growth in commercial air traffic is broadly correlated with world economic activity and, in recent years, has been expanding at a rate one and a half to two times that of global GDP growth. The expansion of air travel has driven a rise in the world aircraft fleet. There are currently 19,000 commercial mainline passenger and freighter aircraft in operation worldwide. This fleet is expected to continue expanding at an average annual rate of three to four percent per annum over the next 20 years. In addition, aircraft leasing companies own an increasing share of the world’s commercial jet aircraft and now account for approximately 40% of this fleet.
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
Air traffic data for the past several years has shown strong passenger market growth.  According to the International Air Transport Association, during the first two months of 2016, global passenger traffic increased 7.8% compared to the same period in 2015.  This strong growth was, in part, stimulated by lower air fare prices resulting from the significant drop in fuel prices. Air cargo demand, which is more sensitive to economic conditions, appears to have stabilized. However, the air cargo market continues to be hampered by oversupply arising from the production of dedicated freighter aircraft as well as the rapid growth in belly cargo capacity in passenger aircraft. During the first two months of 2016, air cargo traffic decreased 1.6% compared to the same period in 2015, but capacity increased 6.8%, further depressing load factors.
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
Capital availability for aircraft has varied over time, and we consider this variability to be a basic characteristic of our business. If pursued properly, this represents an important source of opportunity. Both debt and equity markets have improved globally over the past several years with the recovery from the global financial crisis. Strong U.S. debt capital market conditions benefited borrowers by permitting access to financing at historic lows while higher fees have driven down export credit agency (“ECA”) demand. Recently, ECA availability has been curtailed, both in the U.S. and in Europe due to political issues and an investigation into possible irregularities, respectively. Commercial bank debt continues to play a critical role for aircraft finance, although we believe regulatory pressures will ultimately limit its role. However, recent heightened financial markets volatility stemming from global growth concerns and falling oil prices may increase capital costs and limit availability going forward. We believe these market forces should generate attractive new investment and trading opportunities upon which we are well placed to capitalize given our access to different financing sources and our limited capital commitments. Over the longer term, our strategy is to achieve an investment grade credit rating, which we believe will reduce our borrowing costs and enable more reliable access to debt capital throughout the business cycle.
We believe our business approach is differentiated from those of other large leasing companies. Our investment strategy is to seek out the best risk-adjusted return opportunities across the commercial jet market, regardless of aircraft type or investment source, so our acquisition targets vary with market opportunities. Additionally, our business approach is much less reliant on orders for new aircraft from aircraft manufacturers as a source of new investments, as we prefer to limit large, long-term capital commitments. In general, we focus on discerning investment value in situations that are often more bespoke and generally less competitive.
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

•
Originating investments from many different sources across the globe. Our strategy is to seek out worthwhile investments broadly leveraging our team’s wide range of contacts around the world. We utilize a multi-channel approach to sourcing acquisitions and have purchased aircraft from a large number of airlines, lessors, original equipment manufacturers, lenders and other aircraft owners. Since our formation in 2004, we have acquired aircraft from 76 different sellers.

•
Maintaining a conservative capital commitment profile. We choose to limit long-term capital commitments unless we believe there to be an adequate return premium to compensate for the related risks and opportunity costs. This approach sets us apart from most other large aircraft leasing companies.

•
Leveraging our strategic relationships. We intend to capture the benefits provided through the extensive global contacts and relationships maintained by Marubeni Corporation, which is our biggest shareholder and one of the largest Japanese trading companies. Marubeni has already enabled greater access to Japanese-based financing and helped source and develop our new joint venture with IBJ Leasing. Our joint venture with Teachers’ provides us with an opportunity to pursue larger transactions, manage portfolio concentrations and improve our return on deployed capital.

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

•
Intending to pay quarterly dividends to our shareholders based on the Company’s sustainable earnings levels. Aircastle has paid dividends each quarter since our initial public offering in 2006. On February 9, 2016, our Board of Directors declared a regular quarterly dividend of $0.24 per common share, or an aggregate of $18.9 million for the three months ended March 31, 2016, which was paid on March 15, 2016 to holders of record on February 29, 2016. These dividends may not be indicative of the amount of any future dividends. Our ability to pay quarterly dividends will depend upon many factors, including those as described in Item 1A. “Risk Factors” and elsewhere in our 2015 Annual Report on Form 10-K.

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
2016 Lease Expirations and Lease Placements
At March 31, 2016, we had three aircraft scheduled to come off lease during 2016 for which we have not yet secured lease or sales commitments. We also acquired one new 737-800 aircraft during the first quarter of 2016 without an attached lease. These four aircraft account for 1.9% of our net book value of flight equipment (including flight equipment held for lease and net investment in finance leases). In addition to the new 737-800 aircraft we purchased off-lease, we also plan to acquire two other such aircraft by the third quarter. We expect to sell two aircraft of the aircraft coming off lease at lease expiry and are marketing the other aircraft.

2017-2020 Lease Expirations and Lease Placements
Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in the period 2017-2020, representing the percentage of our net book value of flight equipment (including flight equipment held for lease and net investment in finance leases) at March 31, 2016 specified below:

•	2017: 18 aircraft, representing 12%;

•	2018: 12 aircraft, representing 9%;

•	2019: 14 aircraft, representing 10%; and

•	2020: 16 aircraft, representing 6%.
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
Acquisitions and Sales
During the first three months of 2016, we acquired three aircraft for $95.8 million. At March 31, 2016, we had commitments to acquire 40 additional aircraft for $1.51 billion, including the acquisition of 25 new E-Jet E-2 aircraft from Embraer. As of April 29, 2016, after taking into account three aircraft acquisitions and additional commitments during April 2016, we have commitments to acquire 51 aircraft for $1.74 billion.
During the first three months of 2016, we sold 12 aircraft and other flight equipment for $306.0 million, which resulted in a net gain of $12.8 million.

The following table sets forth certain information with respect to the aircraft owned by us as of March 31, 2016:
AIRCASTLE AIRCRAFT INFORMATION (dollars in millions)

Owned Aircraft	As of March 31, 2016(1)	As of March 31, 2015(1)
Flight Equipment	$5,771	$5,817
Unencumbered Flight Equipment	$3,752	$3,497
Number of Aircraft	153	152
Number of Unencumbered Aircraft	111	99
Number of Lessees	53	54
Number of Countries	33	34
Weighted Average Age (years)(2)	7.6	8.3
Weighted Average Remaining Lease Term (years)(3)	5.6	5.6
Weighted Average Fleet Utilization during the three months ended March 31, 2016 and 2015(4)	99.6%	98.7%
Portfolio Yield for the three months ended March 31, 2016 and 2015(5)	12.4%	12.6%

Managed Aircraft
Flight Equipment	$590	$498
Number of Aircraft	9	5

(1)	Calculated using net book value of flight equipment held for lease and net investment in finance leases at period end.

(2)	Weighted-average age by net book value.

(3)	Weighted-average remaining lease term by net book value.

(4)	Aircraft on-lease days as a percent of total days in period weighted by net book value.

(5)	Lease rental revenue for the period as a percent of the average net book value of flight equipment held for lease for the period; quarterly information is annualized.
Our owned aircraft portfolio as of March 31, 2016 is listed in Exhibit 99.1 to this report.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of March 31, 2016			Owned Aircraft as of March 31, 2015
	Number of Aircraft		% of Net Book Value(1)	Number of Aircraft	% of Net Book Value(1)
Aircraft Type
Passenger:
Narrow-body	111		45%	99	36%
Wide-body	31		44%	38	50%
Total Passenger	142		89%	137	86%
Freighter	11		11%	15	14%
Total	153		100%	152	100%

Manufacturer
Airbus	77		51%	73	49%
Boeing	71		47%	74	49%
Embraer	5		2%	5	2%
Total	153		100%	152	100%

Regional Diversification
Asia and Pacific	45		38%	44	39%
Europe	56		25%	65	28%
South America	22		19%	15	15%
Middle East and Africa	10		10%	6	9%
North America	19		7%	17	7%
Off-lease	1	(2)	1%	5	2%
Total	153		100%	152	100%

(1)	Calculated using net book value of flight equipment held for lease and net investment in finance and sales-type leases at period end.
(2) Consists of one Boeing 737-800 aircraft, which we are marketing.

Our largest customer represents 7.3% of the net book value of flight equipment held for lease (includes net book value of flight equipment held for lease and net investment in finance leases) at March 31, 2016. Our top 15 customers for aircraft we owned at March 31, 2016, representing 80 aircraft and 66% of the net book value of flight equipment held for lease, are as follows:

Percent of Net Book Value	Customer	Country	Number of Aircraft
Greater than 6% per customer	Avianca Brazil	Brazil	10
	LATAM	Chile	3

3% to 6% per customer	Lion Air	Indonesia	10
	South African Airways	South Africa	4
	Thai Airways	Thailand	2
	Singapore Airlines	Singapore	4
	AirAsia X	Malaysia	3
	Iberia	Spain	12
	Air Berlin	Germany	11
	Emirates	United Arab Emirates	2
	AirBridgeCargo	Russia	2
	Garuda	Indonesia	4

Less than 3% per customer	Avianca	Colombia	2
	AirAsia	Malaysia	6
	Jet Airways	India	5

Finance
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
See “Liquidity and Capital Resources” below.

RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2016 to the three months ended March 31, 2015:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Revenues:
Lease rental revenue	$179,570	$177,146
Finance and sales-type lease revenue	3,498	1,607
Amortization of net lease discounts and lease incentives	(1,070)	(3,824)
Maintenance revenue	1,260	18,073
Total lease revenue	183,258	193,002
Other revenue	407	1,294
Total revenues	183,665	194,296
Operating expenses:
Depreciation	76,647	74,846
Interest, net	64,241	62,131
Selling, general and administrative	15,492	13,932
Maintenance and other costs	1,403	2,943
Total operating expenses	157,783	153,852
Other income (expense):
Gain on sale of flight equipment	12,833	6,253
Other	(73)	(6)
Total other income	12,760	6,247
Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	38,642	46,691
Income tax provision	3,939	4,863
Earnings of unconsolidated equity method investment, net of tax	1,559	1,441
Net income	$36,262	$43,269

Revenues
Total revenues decreased by 5.5%, or $10.6 million, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.
Lease rental revenue. The increase in lease rental revenue of $2.4 million for the three months ended March 31, 2016, as compared to the same period in 2015, was primarily the result of $31.3 million of revenue reflecting the impact of two aircraft purchased in 2016 and 37 aircraft purchased in 2015.
This increase was offset partially by a decrease in lease rental revenue of:

•	$25.6 million due to aircraft sales; and

•	$3.3 million due to lease extensions, amendments, transitions and other changes.
Finance lease revenue. For the three months ended March 31, 2016, $3.5 million of interest income from finance leases was recognized, as compared to $1.6 million of interest income from finance leases recorded for the same period in 2015 due to the addition of six aircraft over the last twelve months, partially offset by the sale of three aircraft over the last twelve months.

Amortization of net lease discounts and lease incentives consisted of the following:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Amortization of lease incentives	$(856)	$(3,685)
Amortization of lease premiums	(2,777)	(2,595)
Amortization of lease discounts	2,563	2,456
Amortization of net lease discounts and lease incentives	$(1,070)	$(3,824)

As more fully described above under “Revenues,” lease incentives represent our estimated portion of the lessee’s cost for heavy maintenance, overhaul or replacement of certain high-value components, which are amortized over the life of the related lease. As we enter into new leases, the amortization of lease incentives generally increases and, conversely, if a related lease terminates, the related unused lease incentive liability will reduce the amortization of lease incentives. The decrease in amortization of lease incentives of $2.8 million for the three months ended March 31, 2016, as compared to the same period in 2015, was attributable to the reversal of $2.8 million in lease incentives during the three months ended March 31, 2016, related to changes in estimate for the usage of three aircraft.
Maintenance revenue. For the three months ended March 31, 2016, we recorded $1.3 million of maintenance revenue from six scheduled lease terminations. For the same period in 2015, we recorded $18.1 million of maintenance revenue from eight scheduled lease terminations.

Operating expenses
Total operating expenses increased for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily as a result of the following:
Depreciation expense increased by 2.4%, or $1.8 million, for the three months ended March 31, 2016 as compared to the same period in 2015. The increase is primarily the result of:

•	an $11.1 million increase in depreciation for aircraft acquired;

•	a $2.6 million increase due to changes in asset lives and residual values; and

•	a $2.6 million increase due to capitalized aircraft improvements.
This increase was offset by a $14.5 million decrease in depreciation for aircraft sales.
Interest, net consisted of the following:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$53,324	$50,235
Amortization of interest rate derivatives related to deferred losses	5,372	8,233
Amortization of deferred financing fees and debt discount(1)	5,607	3,699
Interest expense	64,303	62,167
Less: interest income	(62)	(36)
Interest, net	$64,241	$62,131

(1)	For the three months ended March 31, 2016, includes $1,509 in loan termination fees related to the sale of one aircraft.

(2)	For the three months ended March 31, 2016, includes $1,972 in deferred financing fees written off related to the sale of one aircraft.
Interest, net increased by $2.1 million, or 3.4%, over the three months ended March 31, 2015. The net increase is primarily a result of higher interest on borrowings of $3.1 million, driven primarily by a higher weighted average debt outstanding for the three months ended March 31, 2016 as compared to a year ago and an increase of $2.0 million of amortization of deferred financing fees related to the sale of one aircraft. This increase was partially offset by a $2.9 million decrease in amortization of interest rate derivatives related to deferred losses.
Selling, general and administrative expenses for the three months ended March 31, 2016 increased by $1.6 million over the same period in 2015, as a result of higher personnel costs. Non-cash share based expense was $1.6 million and $1.2 million for the three months ended March 31, 2016 and 2015, respectively.
Maintenance and other costs were $1.4 million for the three months ended March 31, 2016, a decrease of $1.5 million over the same period in 2015. The net decrease is a result of fewer lease transitions during the three months ended March 31, 2016 versus the same period in 2015.

Other income (expense)
Gain on sale of flight equipment increased by $6.6 million for the three months ended March 31, 2016, resulting from gains of $12.8 million on sales of ten narrow-body and two wide-body aircraft during the period versus gains of $6.3 million on sales of two aircraft and other flight equipment during the same period in 2015.

Income tax provision
Our provision for income taxes for the three months ended March 31, 2016 and 2015 was $3.9 million and $4.9 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland, Mauritius, Singapore and the United States. The decrease in our income tax provision of approximately $1.0 million for the three months ended March 31, 2016, as compared to the same period in 2015, was primarily attributable to changes in operating income subject to tax in Ireland, Mauritius, Singapore, the United States and other jurisdictions.
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
Other comprehensive income
Other comprehensive income consisted of the following:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Net income	$36,262	$43,269
Net change in fair value of derivatives, net of tax benefit of $0 and $3, respectively	(1)	(128)
Derivative loss reclassified into earnings	5,372	8,233
Total comprehensive income	$41,633	$51,374
Other comprehensive income decreased by $9.7 million for the three months ended March 31, 2016, as a result of a $7.0 million decrease in net income and a decrease of $2.9 million in amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives compared to the same period in 2015.

Aircraft Monitoring List
At March 31, 2016, we considered five freighter aircraft and three passenger aircraft with a total net book value of $176.1 million to be more susceptible to failing our recoverability assessments due to their sensitivity to changes in contractual cash flows, future cash flow estimates and aircraft residual or scrap values.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
See Note 1 - Summary of Significant Accounting Policies - Organization and Basis of Presentation in the Notes to Unaudited Consolidated Financial Statements above.

RECENTLY UNADOPTED ACCOUNTING PRONOUNCEMENTS
See Note 1 - Summary of Significant Accounting Policies - Recent Accounting Pronouncements in the Notes to Unaudited Consolidated Financial Statements above.

LIQUIDITY AND CAPITAL RESOURCES
Our business is very capital intensive, requiring significant investments in order to expand our fleet and to maintain and improve our existing portfolio. Our operations generate a significant amount of cash, primarily from lease rentals and maintenance collections. We have also met our liquidity and capital resource needs by utilizing several sources over time, including:

•	various forms of borrowing secured by our aircraft, including bank term facilities, limited recourse securitization financings, and ECA-backed financings for new aircraft acquisitions;

•	unsecured indebtedness, including our current Revolving Credit Facility and Senior Notes;

•	sales of common shares; and

•	asset sales.
Going forward, we expect to continue to seek liquidity from these sources and other sources, subject to pricing and conditions we consider satisfactory.
During the first three months of 2016, we met our liquidity and capital resource needs with $121.3 million of cash from operations, $500.0 million in gross proceeds from the issuance of our Senior Notes due 2023, a $120.0 million term loan and $306.0 million of cash from aircraft sales.
In addition, we increased the Revolving Credit Facility from $600.0 million to $675.0 million and we extended the maturity of that facility by one year to May 2020.
As of March 31, 2016, the weighted-average maturity of our secured and unsecured debt financings was 4.2 years and we are in compliance with all applicable covenants.
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

Cash Flows

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Net cash flow provided by operating activities	$121,264	$132,928
Net cash flow provided by (used in) investing activities	215,099	(213,094)
Net cash flow provided by financing activities	102,109	240,502

Operating Activities:
Cash flow provided by operations was $121.3 million and $132.9 million for the three months ended March 31, 2016 and 2015, respectively. The decrease in cash flow provided by operations of approximately $11.7 million for the three months ended March 31, 2016 versus the same period in 2015 was primarily a result of:

•	a $15.7 million increase in cash paid for interest; and

•	a $12.9 million decrease in cash from maintenance revenue.
These outflows were offset by:
•a $14.9 million increase in cash from working capital;
•a $1.5 million decrease in cash paid for maintenance;
•a $1.1 million decrease in cash paid for taxes; and
•a $0.8 million increase in cash from lease rentals, net of finance and sales-type leases.

Investing Activities:

Cash flow provided by investing activities was $215.1 million for the three months ended March 31, 2016 as compared to cash flow used in investing activities of $213.1 million, for the three months ended March 31, 2015. The net increase in cash flow provided by investing activities of $428.2 million for the three months ended March 31, 2016 versus the same period in 2015 was primarily a result of:
•a $255.5 million increase in proceeds from the sale of flight equipment;
•a $167.7 million decrease in the acquisition and improvement of flight equipment; and
•a $17.0 million increase in restricted cash and cash equivalents related to the sale of flight equipment.
These outflows were offset partially by:
•a $7.7 million increase in unconsolidated equity method investment in 2016; and
•a $5.9 million net decrease in aircraft purchase deposits received.

Financing Activities:

Cash flow provided by financing activities was $102.1 million and $240.5 million for the three months ended March 31, 2016 and 2015, respectively. The decrease in cash flow provided by financing activities of $138.4 million for the three months ended March 31, 2016 versus the same period in 2015 was a result of:

•	a $99.2 million increase in securitization and term debt financing repayments;

•	a $31.3 million increase in shares repurchased;

•	a $7.5 million decrease in restricted cash and cash equivalents related to financing activities; and

•	a $1.2 million decrease in maintenance and security deposits returned, net of deposits received.

Debt Obligations
For complete information on our debt obligations, please refer to Note 7 - Secured and Unsecured Debt Financings in the Notes to Unaudited Consolidated Financial Statements above.
Contractual Obligations
Our contractual obligations consist of principal and interest payments on debt, payments on interest rate derivatives, other aircraft acquisition agreements and rent payments pursuant to our office leases. Total contractual obligations increased to $6.73 billion at March 31, 2016 from approximately $6.30 billion at December 31, 2015 due primarily to:

•
an increase in borrowings and interest payments as a result of the closing of our Senior Notes due 2023 in March 2016, partially offset by the repayment of our Revolving Credit Facility and the amortization of our other financings; and

•an increase in aircraft purchase obligations.
The following table presents our actual contractual obligations and their payment due dates as of March 31, 2016:

	Payments Due by Period as of March 31, 2016
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Principal payments:
Senior Notes due 2017 - 2023	$3,200,000	$—	$900,000	$1,300,000	$1,000,000
Revolving Credit Facility	—	—	—	—	—
Securitization No. 2(1)	78,770	78,770	—	—	—
ECA Term Financings	336,236	41,477	87,430	93,757	113,572
Bank Financings	628,063	61,059	181,250	112,773	272,981
Total principal payments	4,243,069	181,306	1,168,680	1,506,530	1,386,553
Interest payments on debt obligations and derivative instruments(2)	968,481	209,693	376,554	259,777	122,457
Office leases(3)	5,284	835	1,494	1,551	1,404
Purchase obligations(4)	1,508,700	438,893	499,767	570,040	—
Total	$6,725,534	$830,727	$2,046,495	$2,337,898	$1,510,414

(1)
Estimated principal payments for these non-recourse financings are based on excess cash flows available from forecasted lease rentals, net maintenance funding and proceeds from asset dispositions after the payment of forecasted operating expenses and interest payments, including interest payments on existing interest rate derivative agreements and policy provider fees.

(2)	Future interest payments on variable rate, LIBOR-based debt obligations and derivative instruments are estimated using the interest rate in effect at March 31, 2016.
(3) Represents contractual payment obligations for our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.
(4) At March 31, 2016, we had commitments to acquire 40 aircraft for $1.51 billion, including 25 new E-Jet E-2 aircraft from Embraer S.A. These amounts include estimated amounts for pre-delivery deposits, contractual price escalation and other adjustments. As of April 29, 2016, after taking into account three aircraft acquisition and additional commitments during April 2016, we have commitments to acquire 51 aircraft for $1.74 billion.
Capital Expenditures
From time to time, we make capital expenditures to maintain or improve our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the three months ended March 31, 2016 and 2015, we incurred a total of $10.6 million and $12.8 million, respectively, of capital expenditures (including lease incentives) related to the acquisition and improvement of aircraft.
As of March 31, 2016, the weighted average age by net book value of our aircraft was approximately 7.6 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Our lease agreements call for the lessee to be primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.
Actual maintenance payments to us by lessees in the future may be less than projected as a result of a number of factors, including defaults by the lessees. Maintenance reserves may not cover the entire amount of actual maintenance expenses incurred and, where these expenses are not otherwise covered by the lessees, there can be no assurance that our operational cash flow and maintenance reserves will be sufficient to fund maintenance requirements, particularly as our aircraft age. See Item 1A. “Risk Factors - Risks Related to Our Business - Risks related to our leases - If lessees are unable to fund their maintenance obligations on our aircraft, we may incur increased costs at the conclusion of the applicable lease.”
Off-Balance Sheet Arrangements
We entered into two joint venture arrangements in order to help expand our base of new business opportunities. Neither of these joint ventures qualifies for consolidated accounting treatment. The assets and liabilities of these entities are off our Consolidated Balance Sheet and we only record our net investment under the equity method of accounting. See Note 5 - Unconsolidated Equity Method Investment in the Notes to Unaudited Consolidated Financial Statements above.
We hold a 30% equity interest in our venture with an affiliate of Teachers’. At March 31, 2016, the net book value of the joint venture’s nine aircraft was approximately $590 million. We also recently entered into a joint venture agreement with the IBJ Leasing Co., Ltd, a Japanese general leasing company which is part of the Mizuho Financial Group. We will hold a 25% equity interest in this joint venture.
Foreign Currency Risk and Foreign Operations

At March 31, 2016, all of our leases are payable to us in U.S. dollars. However, we incur Euro- and Singapore dollar-denominated expenses in connection with our subsidiaries in Ireland and Singapore. For the three months ended March 31, 2016, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated approximately $4.3 million in U.S. dollar equivalents and represented approximately 28% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, our international operations and our exposure to foreign currency risk will likely increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases, we may enter into hedging transactions in the future to mitigate this risk. For the three months ended March 31, 2016 and 2015, we incurred insignificant net gains and losses on foreign currency transactions.

Hedging
For complete information on our derivative instruments, please refer to Note 16 - “Accumulated Other Comprehensive Loss” in the Notes to Consolidated Financial Statements above.

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
The table below shows the reconciliation of net income to EBITDA and Adjusted EBITDA for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Net income	$36,262	$43,269
Depreciation	76,647	74,846
Amortization of net lease discounts and lease incentives	1,070	3,824
Interest, net	64,241	62,131
Income tax provision	3,939	4,863
EBITDA	182,159	188,933
Adjustments:
Non-cash share based payment expense	1,643	1,170
Gain on mark-to-market of interest rate derivative contracts	77	111
Adjusted EBITDA	$183,879	$190,214

Management’s Use of Adjusted Net Income (“ANI”)
Management believes that ANI, when viewed in conjunction with the Company’s results under U.S. GAAP and the below reconciliation, provides useful information about operating and period-over-period performance and additional information that is useful for evaluating the underlying operating performance of our business without regard to periodic reporting elements related to interest rate derivative accounting and gains or losses related to flight equipment and debt investments.
The table below shows the reconciliation of net income to ANI for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Net income	$36,262	$43,269
Loan termination fee(1)	1,509	—
Gain on mark to market of interest rate derivative contracts(2)	77	111
Write-off of deferred financing fees(1)	1,972	—
Non-cash share based payment expense(3)	1,643	1,170
Term Financing No. 1 hedge loss amortization charges(1)	—	3,126
Securitization No. 1 hedge loss amortization charges (1)	2,628	2,781
Adjusted net income	$44,091	$50,457

(1) Included in Interest, net.
(2) Included in Other income (expense).
(3) Included in Selling, general and administrative expenses.

	Three Months Ended March 31,
Weighted-average shares:	2016	2015
Common shares outstanding	78,543,457	80,564,440
Restricted common shares	572,356	515,477
Total weighted-average shares	79,115,813	81,079,917

	Three Months Ended March 31,
Percentage of weighted-average shares:	2016	2015
Common shares outstanding	99.28%	99.36%
Restricted common shares(1)	0.72%	0.64%
Total percentage of weighted-average shares	100.00%	100.00%

	Three Months Ended March 31,
	2016	2015
Weighted-average common shares outstanding – Basic	78,543,457	80,564,440
Effect of dilutive shares	—	—
Weighted average common shares outstanding – Diluted (2)	78,543,457	80,564,440

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands, except per share amounts)
Adjusted net income allocation:
Adjusted net income	$44,091	$50,457
Less: Distributed and undistributed earnings allocated to restricted common shares(1)	(319)	(321)
Adjusted net income allocable to common shares – Basic and Diluted	$43,772	$50,136

Adjusted net income per common share – Basic and Diluted	$0.56	$0.62

(1)
For the three months ended March 31, 2016 and 2015, distributed and undistributed earnings to restricted shares are 0.72% and 0.64%, respectively, of net income. The amount of restricted share forfeitures for all periods present is immaterial to the allocation of distributed and undistributed earnings.

(2)	For the three months ended March 31, 2016 and 2015, we had no dilutive shares.

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
A hypothetical 100-basis point increase/decrease in our variable interest rates would increase/decrease the minimum contracted rentals on our portfolio as of March 31, 2016 by $3.2 million and $3.1 million, respectively, over the next twelve months. As of March 31, 2016, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $1.1 million and $1.2 million, respectively, net of amounts received from our interest rate derivatives, over the next twelve months.

ITEM 4.	CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2016. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The Company is not a party to any material legal or adverse regulatory proceedings.

ITEM 1A. RISK FACTORS
There have been no material changes to the disclosure related to the risk factors described in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the first quarter of 2016, we purchased our common shares as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (a)
	(Dollars in thousands, except per share amounts)
January 1 through January 31	1,634,247	$19.06	1,531,320	$52,079
February 1 through February 29	119,458	17.68	119,458	100,000
March 1 through March 31	—	—	—	100,000
Total	1,753,705	$18.97	1,650,778	$100,000

(a)	In February 2016, our Board of Directors authorized the repurchase of $100.0 million of the Company’s common shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-134669) filed on July 25, 2006).

3.2	Amended Bye-laws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3 (No. 333-182242) filed on June 20, 2012).

4.1	Specimen Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-134669) filed on July 25, 2006).

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

4.9
Fourth Supplemental Indenture, dated as of March 24, 2016, between Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 24, 2016).

10.1
Third Amended and Restated Credit Agreement dated as of March 28, 2016, by and among Aircastle Limited, the several lenders from time to time parties thereto, and Citibank N.A., in its capacity as agent for the lenders. *

10.2	Form of Performance Share Unit Agreement for Certain Executive Officers under the Aircastle Limited 2014 Omnibus Incentive Plan. *

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	Owned Aircraft Portfolio at March 31, 2016. *

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Income for the three months ended March 31, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (v) Notes to Unaudited Consolidated Financial Statements. *

*Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 4, 2016

AIRCASTLE LIMITED
(Registrant)
By:	/s/ Aaron Dahlke
Aaron Dahlke
Chief Accounting Officer and Authorized Officer