Form 10-Q
period 2016-06-30
Aircastle LTD
filed 2016-08-04
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________
FORM 10-Q
 _______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☑
As of July 29, 2016, there were 78,634,132 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries
Form 10-Q

PART I. — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$493,233	$155,904
Accounts receivable	4,500	8,566
Restricted cash and cash equivalents	51,418	98,137
Restricted liquidity facility collateral	—	65,000
Flight equipment held for lease, net of accumulated depreciation of $1,207,844 and $1,306,024, respectively	5,875,935	5,867,062
Net investment in finance and sales-type leases	291,903	201,211
Unconsolidated equity method investment	64,357	50,377
Other assets	164,529	123,707
Total assets	$6,945,875	$6,569,964

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings, net of debt issuance costs	$1,078,823	$1,146,238
Borrowings from unsecured financings, net of debt issuance costs	3,283,971	2,894,918
Accounts payable, accrued expenses and other liabilities	135,363	131,058
Lease rentals received in advance	57,178	67,327
Liquidity facility	—	65,000
Security deposits	123,533	115,642
Maintenance payments	490,521	370,281
Total liabilities	5,169,389	4,790,464

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $0.01 par value, 250,000,000 shares authorized, 78,777,771 shares issued and outstanding at June 30, 2016; and 80,232,260 shares issued and outstanding at December 31, 2015	788	802
Additional paid-in capital	1,520,507	1,550,337
Retained earnings	260,036	241,574
Accumulated other comprehensive loss	(4,845)	(13,213)
Total shareholders’ equity	1,776,486	1,779,500
Total liabilities and shareholders’ equity	$6,945,875	$6,569,964

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Lease rental revenue	$176,125	$184,839	$355,695	$361,985
Finance and sales-type lease revenue	4,174	1,877	7,672	3,484
Amortization of net lease discounts and lease incentives	(3,828)	(4,351)	(4,898)	(8,175)
Maintenance revenue	12,514	21,349	13,774	39,422
Total lease revenue	188,985	203,714	372,243	396,716
Other revenue	1,003	851	1,410	2,145
Total revenues	189,988	204,565	373,653	398,861

Operating expenses:
Depreciation	75,070	77,368	151,717	152,214
Interest, net	62,452	61,551	126,693	123,682
Selling, general and administrative (including non-cash share based payment expense of $2,094 and $1,387 for the three months ended and $3,737 and $2,557 for the six months ended June 30, 2016 and 2015, respectively)	15,406	14,699	30,898	28,631
Impairment of aircraft	16,723	23,955	16,723	23,955
Maintenance and other costs	2,267	3,663	3,670	6,606
Total expenses	171,918	181,236	329,701	335,088

Other income:
Gain on sale of flight equipment	2,172	21,102	15,005	27,355
Other	147	277	74	271
Total other income	2,319	21,379	15,079	27,626

Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	20,389	44,708	59,031	91,399
Income tax provision	2,385	4,465	6,324	9,328
Earnings of unconsolidated equity method investment, net of tax	2,026	1,565	3,585	3,006
Net income	$20,030	$41,808	$56,292	$85,077

Earnings per common share — Basic:
Net income per share	$0.25	$0.51	$0.71	$1.05

Earnings per common share — Diluted:
Net income per share	$0.25	$0.51	$0.71	$1.05

Dividends declared per share	$0.24	$0.22	$0.48	$0.44

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$20,030	$41,808	$56,292	$85,077
Other comprehensive income, net of tax:
Net change in fair value of derivatives, net of tax expense of $0 and $26 for the three months ended and tax expense of $0 and $23 for the six months ended June 30, 2016 and 2015, respectively	—	564	(1)	436
Net derivative loss reclassified into earnings	2,997	6,110	8,369	14,343
Other comprehensive income	2,997	6,674	8,368	14,779
Total comprehensive income	$23,027	$48,482	$64,660	$99,856

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$56,292	$85,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	151,717	152,214
Amortization of deferred financing costs	9,470	7,465
Amortization of net lease discounts and lease incentives	4,898	8,175
Deferred income taxes	2,243	(1,363)
Non-cash share based payment expense	3,737	2,557
Cash flow hedges reclassified into earnings	8,369	14,343
Security deposits and maintenance payments included in earnings	(5,651)	(22,382)
Gain on sale of flight equipment	(15,005)	(27,355)
Impairment of aircraft	16,723	23,955
Other	(2,843)	108
Changes in certain assets and liabilities:
Accounts receivable	3,262	(1,697)
Other assets	(85)	(2,155)
Accounts payable, accrued expenses and other liabilities	4,284	7,018
Lease rentals received in advance	(2,714)	3,646
Net cash provided by operating activities	234,697	249,606
Cash flows from investing activities:
Acquisition and improvement of flight equipment	(478,026)	(797,136)
Proceeds from sale of flight equipment	339,507	231,842
Restricted cash and cash equivalents related to sale of flight equipment	17,000	(76,433)
Aircraft purchase deposits and progress payments, net of returned deposits and aircraft sales deposits	(9,801)	(3,461)
Net investment in finance leases	(78,365)	(24,000)
Collections on finance and sales-type leases	7,833	4,795
Unconsolidated equity method investment and associated costs	(11,688)	—
Other	(509)	(256)
Net cash used in investing activities	(214,049)	(664,649)
Cash flows from financing activities:
Repurchase of shares	(33,854)	(1,960)
Proceeds from secured and unsecured debt financings	787,310	800,000
Repayments of secured and unsecured debt financings	(459,021)	(319,994)
Deferred financing costs	(16,121)	(11,658)
Restricted secured liquidity facility collateral	65,000	—
Liquidity facility	(65,000)	—
Restricted cash and cash equivalents related to financing activities	29,719	13,463
Security deposits and maintenance payments received	72,572	71,536
Security deposits and maintenance payments returned	(26,094)	(27,336)
Dividends paid	(37,830)	(35,723)
Net cash provided by financing activities	316,681	488,328
Net increase in cash and cash equivalents	337,329	73,285
Cash and cash equivalents at beginning of period	155,904	169,656
Cash and cash equivalents at end of period	$493,233	$242,941

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Supplemental disclosures of cash flow information:
Cash paid for interest	$104,534	$89,639
Cash paid for income taxes	$2,809	$3,918
Supplemental disclosures of non-cash investing activities:
Advance lease rentals, security deposits and maintenance payments assumed in asset acquisitions	$105,801	$7,841
Advance lease rentals, security deposits, and maintenance payments settled in sale of flight equipment	$21,159	$40,199
Transfers from Flight equipment held for lease to Net investment in finance and sales-type leases and Other assets	$86,267	$18,851

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2016

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
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure since the balance sheet date of June 30, 2016 through the date on which the consolidated financial statements included in this Form 10-Q were issued.
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
June 30, 2016

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
On May 28, 2014, the FASB and the International Accounting Standards Board (the “IASB”) (collectively, “the Boards”), jointly issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Lease contracts within the scope of ASC 840, Leases, are specifically excluded from ASU No. 2014-09. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. The standard is effective for public entities beginning after December 15, 2017. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. We are evaluating the impact of the ASU on our consolidated financial statements and related disclosures.
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
June 30, 2016

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
The following tables set forth our financial assets and liabilities as of June 30, 2016 and December 31, 2015 that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

		Fair Value Measurements at June 30, 2016 Using Fair Value Hierarchy
	Fair Value as of June 30, 2016	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$493,233	$493,233	$—	$—	Market
Restricted cash and cash equivalents	51,418	51,418	—	—	Market
Total	$544,651	$544,651	$—	$—

Liabilities:
Derivative liabilities	$—	$—	$—	$—	Income

		Fair Value Measurements at December 31, 2015 Using Fair Value Hierarchy
	Fair Value as of December 31, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$155,904	$155,904	$—	$—	Market
Restricted cash and cash equivalents	98,137	98,137	—	—	Market
Total	$254,041	$254,041	$—	$—

Liabilities:
Derivative liabilities	$1,283	$—	$1,283	$—	Income

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2016

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
For the three and six months ended June 30, 2016 and the year ended December 31, 2015, we had no transfers into or out of Level 3.
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
Aircraft Valuation
Recoverability Assessment
We completed our annual recoverability assessment of wide-body and freighter aircraft in the second quarter this year given weaker market dynamics for these aircraft. We intend to complete the recoverability assessment for our narrow-body aircraft fleet during the third quarter. We also performed aircraft-specific analyses where there were changes in circumstances, such as approaching lease expirations.
The recoverability assessment is a comparison of the carrying value of each aircraft to its undiscounted expected future cash flows. We develop the assumptions used in the recoverability assessment, including those relating to current and future demand for each aircraft type, based on management’s experience in the aircraft leasing industry, as well as information received from third-party sources. Estimates of the undiscounted cash flows for each aircraft type are impacted by changes in contracted and future expected lease rates, residual values, expected scrap values, economic conditions and other factors.
In our 2016 assessment, we reduced forecasted cash flows for older Airbus A330 aircraft to reflect lower rental expectations given weak demand and increased competition from newer units. As a result, during the three months ended June 30, 2016, we recorded impairment charges totaling $11,670 and maintenance revenue of $4,000 relating to one sixteen year old Airbus A330-200 approaching lease expiry.
Other Impairments
During the six months ended June 30, 2016, we entered into an agreement to sell two older Boeing 747-400 freighter aircraft to the lessee resulting in an impairment of $5,053. These two aircraft are held for sale at June 30, 2016 in other assets. These aircraft were sold in July 2016.
During the six months ended June 30, 2015, we impaired two McDonnell Douglas MD-11 freighter aircraft and one Boeing 737-800 aircraft and recorded impairment charges totaling $23,955 and maintenance revenue of $18,234.
Other than the aircraft discussed above, management believes that the net book value of each of our wide-body and freighter aircraft is currently supported by the estimated future undiscounted cash flows expected to be generated by that aircraft, and accordingly, no other aircraft were impaired as a consequence of this recoverability assessment. However, if

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2016

our estimates or assumptions change, we may revise our cash flow assumptions and record future impairment charges. While we believe that the estimates and related assumptions used in the recoverability assessment are appropriate, actual results could differ from those estimates.
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
The fair values of our ECA Financings (as described in Note 6 - Variable Interest Entities below) and Bank Financings are estimated using a discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Notes is estimated using quoted market prices.
The carrying amounts and fair values of our financial instruments at June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016		December 31, 2015
	Carrying Amount of Liability	Fair Value of Liability	Carrying Amount of Liability	Fair Value of Liability
Securitizations	$—	$—	$125,366	$123,696
Credit Facilities	120,000	120,000	225,000	225,000
ECA Financings	326,004	347,409	404,491	422,640
Bank Financings	774,903	794,875	636,970	653,699
Senior Notes	3,200,000	3,360,390	2,700,000	2,832,125
All of our financial instruments are classified as Level 2 with the exception of our Senior Notes, which are classified as Level 1.
Note 3. Lease Rental Revenues and Flight Equipment Held for Lease
Minimum future annual lease rentals contracted to be received under our existing operating leases of flight equipment at June 30, 2016 were as follows:

Year Ending December 31,	Amount
Remainder of 2016	$360,019
2017	647,844
2018	573,162
2019	499,783
2020	413,445
Thereafter	1,153,821
Total	$3,648,074

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2016

Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Region	2016	2015	2016	2015
Asia and Pacific	39%	42%	40%	42%
Europe	24%	28%	25%	29%
South America	19%	15%	19%	14%
Middle East and Africa	12%	9%	11%	9%
North America	6%	6%	5%	6%
Total	100%	100%	100%	100%

The classification of regions in the tables above and in the table and discussion below is determined based on the principal location of the lessee of each aircraft.
The following table shows the number of lessees with lease rental revenue of at least 5% and their combined total percentage of lease rental revenue for the years indicated:

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015		Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue
Largest lessees by lease rental revenue	4	25%	3	17%	4	25%	3	18%
The following table sets forth revenue attributable to individual countries representing at least 10% of total revenue (including maintenance revenue) in any year based on each lessee’s principal place of business for the years indicated:

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015		Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
Country	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Indonesia(1)	$19,906	11%	$—	—%	$39,450	11%	$—	—%
_______________

(1)	Total revenue attributable to Indonesia was less than 10% for the three and six months ended June 30, 2015.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2016

Geographic concentration of net book value of flight equipment (includes net book value of flight equipment held for lease and net investment in finance leases) was as follows:

	June 30, 2016			December 31, 2015
Region	Number of Aircraft		Net Book Value %	Number of Aircraft		Net Book Value %
Asia and Pacific	49		37%	49		39%
Europe	59		24%	64		26%
South America	22		18%	22		19%
Middle East and Africa	13		11%	9		10%
North America	23		8%	17		6%
Off-lease	3	(1)	2%	1	(2)	—%
Total	169		100%	162		100%

_______________

(1)
Consists of two Boeing 737-800 aircraft, for which we have signed lease agreements with customers in Asia, and one Airbus A330-200 aircraft, for which we have a signed lease agreement with a customer in South America.

(2)	Consisted of one Boeing 777-200ER aircraft that was sold during the second quarter of 2016.
The following table sets forth net book value of flight equipment (includes net book value of flight equipment held for lease and net investment in finance leases) attributable to individual countries representing at least 10% of net book value of flight equipment based on each lessee’s principal place of business as of:

	June 30, 2016			December 31, 2015
Region	Net Book Value	Net Book Value %	Number of Lessees	Net Book Value	Net Book Value %	Number of Lessees
Indonesia	$647,022	11%	3	$661,178	11%	3
At June 30, 2016 and December 31, 2015, the amounts of lease incentive liabilities recorded in maintenance payments on our Consolidated Balance Sheets were $18,045 and $21,432, respectively.
Note 4. Net Investment in Finance and Sales-Type Leases
At June 30, 2016, our net investment in finance and sales-type leases represents fourteen aircraft: eight aircraft leased to two customers in the United States, two aircraft leased to a customer in the Netherlands, three aircraft leased to two customers in Germany and one aircraft leased to a customer in Spain. The following table lists the components of our net investment in finance and sales-type leases at June 30, 2016:

Amount
Total lease payments to be received	$229,766
Less: Unearned income	(97,315)
Estimated residual values of leased flight equipment (unguaranteed)	159,452
Net investment in finance and sales-type leases	$291,903

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2016

At June 30, 2016, minimum future lease payments on finance and sales-type leases are as follows:

Year Ending December 31,	Amount
Remainder of 2016	$21,774
2017	39,718
2018	32,189
2019	32,018
2020	30,938
Thereafter	73,129
Total lease payments to be received	$229,766
Note 5. Unconsolidated Equity Method Investment
On December 19, 2013, the Company and an affiliate of Ontario Teachers’ Pension Plan (“Teachers’”) formed a joint venture (“Lancaster”), in which we hold a 30% equity interest, to invest in leased aircraft. Teachers’ holds 10.0% of our outstanding common shares. In March 2016, we sold four Airbus A320-200 aircraft for approximately $100,000 to Lancaster; these transactions were approved by our Audit Committee as arm’s length related party transactions under our related party policy. The assets and liabilities of Lancaster are off our Consolidated Balance Sheet and we record our net investment under the equity method of accounting.
On February 23, 2016, through the Company’s relationship with Marubeni Corporation, we established a new joint venture (“IBJ Air”) with the leasing arm of the Industrial Bank of Japan, Limited (“IBJL”). This new venture is targeted at new narrow-body aircraft leased to premier airlines providing Aircastle with increased access to this market sector and to these customers. In June 2016, we sold one Airbus A320-200 aircraft to IBJ Air, in which we hold a 25% equity interest.
We source and service investments for Lancaster and IBJ Air and provide marketing, asset management and administrative services to them. We are paid market-based fees for those services, which are recorded in Other revenue in our Consolidated Statements of Income. The Company has recorded in its Consolidated Balance Sheet a $7,705 guarantee liability in Maintenance payments and a $5,100 guarantee liability in Security deposits representing its share of the respective exposures.
At June 30, 2016, the net book value of our joint ventures’ ten aircraft was approximately $612 million.

Amount
Investment in joint ventures at December 31, 2015	$50,377
Investment in joint ventures	12,424
Earnings from joint ventures, net of tax	3,585
Distributions	(2,029)
Investment in joint ventures at June 30, 2016	$64,357

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2016

Note 6. Variable Interest Entities
Aircastle consolidates five VIEs of which it is the primary beneficiary. The operating activities of these VIEs are limited to acquiring, owning, leasing, maintaining, operating and, under certain circumstances, selling the seven aircraft discussed below.
Securitization No. 2
In May 2016, we repaid the outstanding amount plus accrued interest and fees due under Securitization No. 2, and ACS Aircraft Finance Ireland 2 Limited became a wholly owned subsidiary of Aircastle.
ECA Financings
Aircastle, through various subsidiaries, each of which is owned by a charitable trust (such entities, collectively the “Air Knight VIEs”), has entered into seven different twelve-year term loans, which are supported by guarantees from Compagnie Française d'Assurance pour le Commerce Extérieur, (“COFACE”), the French government sponsored export credit agency (“ECA”). We refer to these COFACE-supported financings as “ECA Financings.”
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
The only assets that the Air Knight VIEs have on their books are financing leases that are eliminated in the consolidated financial statements. The related aircraft, with a net book value as of June 30, 2016 of $526,343, were included in our flight equipment held for lease. The consolidated debt outstanding, net of debt issuance costs, of the Air Knight VIEs as of June 30, 2016 is $315,731.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2016

Note 7. Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured term debt financings are as follows:

	At June 30, 2016				At December 31, 2015
Debt Obligation	Outstanding Borrowings	Number of Aircraft	Interest Rate(1)	Final Stated Maturity	Outstanding Borrowings
Secured Debt Financings:
Securitization No. 2	$—	—	—%	—	$125,366
ECA Financings(2)	326,004	7	3.02% to 3.96%	12/3/21 to 11/30/24	404,491
Bank Financings(3)	774,903	20	1.44% to 5.09%	10/26/17 to 01/19/26	636,970
Less: Debt Issuance Costs	(22,084)	—			(20,589)
Total secured debt financings, net of debt issuance costs	1,078,823	27			1,146,238

Unsecured Debt Financings:
Senior Notes due 2017	500,000		6.75%	04/15/17	500,000
Senior Notes due 2018	400,000		4.625%	12/05/18	400,000
Senior Notes due 2019	500,000		6.250%	12/01/19	500,000
Senior Notes due 2020	300,000		7.625%	04/15/20	300,000
Senior Notes due 2021	500,000		5.125%	03/15/21	500,000
Senior Notes due 2022	500,000		5.50%	02/15/22	500,000
Senior Notes due 2023	500,000		5.00%	04/01/23	—
DBJ Term Loan	120,000		2.653%	04/28/19	—
Revolving Credit Facility	—		N/A	05/13/20	225,000
Less: Debt Issuance Costs	(36,029)				(30,082)
Total unsecured debt financings, net of debt issuance costs	3,283,971				2,894,918

Total secured and unsecured debt financings, net of debt issuance costs	$4,362,794				$4,041,156

(1)
Reflects the floating rate in effect at the applicable reset date plus the margin for our DBJ Term Loan, six of our Bank Financings and our Revolving Credit Facility. All other financings have a fixed rate.

(2)	The borrowings under these financings at June 30, 2016 have a weighted-average rate of interest of 3.53%.

(3)	The borrowings under these financings at June 30, 2016 have a weighted-average fixed rate of interest of 3.21%.
Secured Debt Financings:
Securitization No. 2
On May 9, 2016, we prepaid the outstanding principal balance plus accrued interest and fees due under Securitization No. 2 and terminated the related interest rate derivatives for a total of $66,262. Upon prepayment of Securitization No. 2, our liquidity facility commitment with HSH Nordbank AG ended and all drawn cash was returned.
Bank Financings
On June 17, 2016, we entered into a full recourse $400,450 floating rate financing with BNP Paribas, Credit Agricole Corporate and Investment Bank and certain other banks for seventeen aircraft initially, with the possibility of adding two

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2016

incremental aircraft for an additional $67,550. As of June 30, 2016, we have funded seven aircraft for $167,310 under this facility, which matures in June of 2023.
Unsecured Debt Financings:
DBJ Term Loan
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
We may redeem the Senior Notes due 2023 at any time at a redemption price equal to (a) 100% of the principal amount of the notes redeemed, plus accrued and unpaid interest thereon to, but not including, the redemption date and (b) the sum of the present values of the remaining scheduled payments of principal and interest on the notes from the redemption date through the maturity date of the notes (computed using a discount rate equal to the Treasury Rate (as defined in the indenture governing the notes) as of such redemption date plus 50 basis points). In addition, prior to April 1, 2019, we may redeem up to 40% of the aggregate principal amount of the notes issued under the indenture at a redemption price equal to 105% plus accrued and unpaid interest thereon to, but not including, the redemption date, with the net proceeds of certain equity offerings. If the Company undergoes a change of control, it must offer to repurchase the Senior Notes due 2023 at 101% of the principal amount, plus accrued and unpaid interest. The Senior Notes due 2023 are not guaranteed by any of the Company's subsidiaries or any third-party.
Revolving Credit Facility
On March 29, 2016, we increased the size of our unsecured Revolving Credit Facility from $600,000 to $675,000 and extended its maturity by one year to May 2020. At June 30, 2016, we had no amounts outstanding under this facility.
As of June 30, 2016, we are in compliance with all applicable covenants in all of our financings.
Note 8. Shareholders' Equity and Share Based Payment
Performance Stock Units
During the six months ended June 30, 2016, the Company issued performance share units (“PSUs”) to certain employees. These awards were made under the Aircastle Limited 2014 Omnibus Incentive Plan. The PSUs are denominated in share units without dividend rights, each of which is equivalent to one common share, and are subject to performance conditions and time vesting.
The PSUs vest at the end of a three year period, which runs from January 1, 2016 through December 31, 2018. Half of the PSUs vest on achieving relative total stockholder return goals (the "TSR PSUs") while the other half vest on attaining annual Adjusted Return on Equity goals (the "AROE PSUs"). The table below shows the PSU awards granted during the six months ended June 30, 2016, including the number of common shares underlying the awards at the time of grant:

	Minimum	Target	Maximum
TSR PSUs	—	133,957	267,914
AROE PSUs	—	133,953	267,906
Total	—	267,910	535,820

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2016

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
The number of shares vesting from the AROE PSUs at the end of the three-year performance period will depend on the Company’s Adjusted Return on Equity as measured against the targets set by the Compensation Committee annually during the performance period, consistent with the business plan approved by the Board. The maximum number of AROE PSUs for 2016 is 89,302. The fair value of the 2016 AROE PSUs was determined based on the closing market price of the Company’s common shares on the date of grant reduced by the present value of expected dividends to be paid. The number of shares that will ultimately vest will range from 0% to 200% of the target AROE PSUs.
During the six months ended June 30, 2016, the Company granted a target of 178,608 PSUs of which 133,957 are TSR PSUs and 44,651 are AROE PSUs. The remaining 89,302 of target AROE PSUs will be considered granted upon the Compensation Committee’s setting the target AROE for the respective period. The following table summarizes the activities for our unvested PSUs for the six months ended June 30, 2016:

	Unvested Performance Stock Units
	Target Number of Shares of TSR PSUs	Target Number of Shares of AROE PSUs	TSR PSUs Weighted Fair Value at Grant Date Using a Monte Carlo Simulation Model ($)	AROE PSUs Fair Value Equal to Adjusted Closing Stock Price on Date of Grant ($)
Unvested at December 31, 2015	—	—	$—	$—
Granted	133,957	44,651	25.20	19.17
Unvested as of June 30, 2016	133,957	44,651	$25.20	$19.17
Expected to vest after June 30, 2016	133,957	44,651	$25.20	$19.17
The Company incurred share based compensation expense related to PSUs of $452 for the six months ended June 30, 2016. As of June 30, 2016, there was $3,780 of unrecognized compensation cost related to unvested stock-based payments granted to certain employees that is expected to be recognized over a weighted-average remaining period of 2.5 years.
During the first six months of 2016, we repurchased 1,683,713 common shares at an aggregate cost of $31,704, including commissions. As of June 30, 2016, the remaining dollar value of common shares that may be repurchased under the repurchase program approved by the Company’s Board of Directors on February 9, 2016, is $99,375.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2016

Note 9. Dividends
The following table sets forth the quarterly dividends declared by our Board of Directors for the periods covered in this report:

Declaration Date	Dividend per Common Share	Aggregate Dividend Amount	Record Date	Payment Date
May 2, 2016	$0.24	$18,915	May 31, 2016	June 15, 2016
February 9, 2016	$0.24	$18,915	February 29, 2016	March 15, 2016
October 30, 2015	$0.24	$19,377	November 30, 2015	December 15, 2015
August 4, 2015	$0.22	$17,860	August 31, 2015	September 15, 2015
May 4, 2015	$0.22	$17,863	May 29, 2015	June 15, 2015
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
Under the two-class method, earnings per common share is computed by dividing the sum of distributed earnings allocated to common shareholders and undistributed earnings allocated to common shareholders by the weighted-average number of common shares outstanding for the period. In applying the two-class method, distributed and undistributed earnings are allocated to both common shares and restricted common shares based on the total weighted-average shares outstanding during the period. Because the holders of the participating restricted common shares were not contractually required to share in the Company’s losses, in applying the two-class method to compute the basic and diluted net loss per common share, no allocation to restricted common shares was made for the three and six months ended June 30, 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted-average shares:
Common shares outstanding	78,159,280	80,566,400	78,351,369	80,565,425
Restricted common shares	685,918	650,206	629,137	583,213
Total weighted-average shares	78,845,198	81,216,606	78,980,506	81,148,638

Percentage of weighted-average shares:
Common shares outstanding	99.13%	99.20%	99.20%	99.28%
Restricted common shares	0.87%	0.80%	0.80%	0.72%
Total percentage of weighted-average shares	100.00%	100.00%	100.00%	100.00%

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2016

The calculations of both basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Earnings per share – Basic:
Net income	$20,030	$41,808	$56,292	$85,077
Less: Distributed and undistributed earnings allocated to restricted common shares(1)	(174)	(335)	(448)	(611)
Earnings available to common shareholders – Basic	$19,856	$41,473	$55,844	$84,466

Weighted-average common shares outstanding – Basic	78,159,280	80,566,400	78,351,369	80,565,425

Earnings per common share – Basic	$0.25	$0.51	$0.71	$1.05

Earnings per share – Diluted:
Net income	$20,030	$41,808	$56,292	$85,077
Less: Distributed and undistributed earnings allocated to restricted common shares(1)	(174)	(335)	(448)	(611)
Earnings available to common shareholders – Diluted	$19,856	$41,473	$55,844	$84,466

Weighted-average common shares outstanding – Basic	78,159,280	80,566,400	78,351,369	80,565,425
Effect of dilutive shares(2)	—	—	—	—
Weighted-average common shares outstanding – Diluted	78,159,280	80,566,400	78,351,369	80,565,425

Earnings per common share – Diluted	$0.25	$0.51	$0.71	$1.05

(1)
For the three months ended June 30, 2016 and 2015, distributed and undistributed earnings to restricted shares are 0.87% and 0.80%, respectively, of net income. For the six months ended June 30, 2016 and 2015, distributed and undistributed earnings to restricted shares are 0.80% and 0.72% of net income, respectively. The amount of restricted share forfeitures for all periods present is immaterial to the allocation of distributed and undistributed earnings.

(2)	For the three and six months ended June 30, 2016 and 2015, we had no dilutive shares.
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
The sources of income from continuing operations before income taxes and earnings of unconsolidated equity method investment for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
U.S. operations	$1,158	$840	$1,744	$1,220
Non-U.S. operations	19,231	43,868	57,287	90,179
Total	$20,389	$44,708	$59,031	$91,399

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2016

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
The consolidated income tax expense for the three and six months ended June 30, 2016 and 2015 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2016 and 2015, respectively.
The Company’s effective tax rate for the three and six months ended June 30, 2016 was 11.7% and 10.7%, respectively, compared to 10.0% and 10.2% for the three and six months ended June 30, 2015. Movements in the effective tax rates are generally caused by changes in the proportion of the Company’s pre-tax earnings in taxable and non-tax jurisdictions.
Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Notional U.S. federal income tax expense at the statutory rate	$7,136	$15,648	$20,661	$31,990
U.S. state and local income tax, net	78	68	125	110
Non-U.S. operations:
Bermuda	(1,570)	(7,368)	(10,662)	(15,895)
Ireland	194	(1,785)	2,073	(2,907)
Singapore	(2,716)	(1,375)	(4,051)	(2,731)
Other	(872)	(901)	(2,083)	(1,579)
Non-deductible expenses in the U.S.	150	191	285	361
Other	(15)	(13)	(24)	(21)
Income tax provision	$2,385	$4,465	$6,324	$9,328
Note 12. Interest, Net
The following table shows the components of interest, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities(1)	$55,779	$51,413	$109,103	$101,648
Hedge ineffectiveness losses	—	294	—	294
Amortization of interest rate derivatives related to deferred losses	2,997	6,110	8,369	14,343
Amortization of deferred financing fees and debt discount(2)	3,863	3,766	9,470	7,465
Interest expense	62,639	61,583	126,942	123,750
Less interest income	(160)	(32)	(222)	(68)
Less capitalized interest	(27)	—	(27)	—
Interest, net	$62,452	$61,551	$126,693	$123,682

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2016

(1)	For the three and six months ended June 30, 2016, includes $0 and $1,509, respectively, in loan termination fees related to the sale of one aircraft.

(2)	For the three and six months ended June 30, 2016, includes $0 and $1,972, respectively, in deferred financing fees written off related to the sale of one aircraft.
Note 13. Commitments and Contingencies
At June 30, 2016, we had commitments to acquire 37 aircraft, including 25 Embraer E-2 aircraft, for $1,400,540.
Commitments, including $141,957 of progress payments, contractual price escalations and other adjustments for these aircraft, at June 30, 2016, net of amounts already paid, are as follows:

Year Ending December 31,	Amount
Remainder of 2016	$319,311
2017	170,253
2018	258,179
2019	293,756
2020	216,847
Thereafter	142,194
Total	$1,400,540
Note 14. Other Assets
The following table describes the principal components of other assets on our Consolidated Balance Sheets as of:

	June 30, 2016	December 31, 2015
Deferred federal income tax asset	$791	$1,362
Lease incentives and lease premiums, net of amortization of $35,151 and $31,623, respectively	83,109	86,874
Flight equipment held for sale(1)	43,016	12,901
Other assets	37,613	22,570
Total other assets	$164,529	$123,707

(1)	In July 2016, we sold two older Boeing 747-400 freighter aircraft.
Note 15. Accounts Payable, Accrued Expenses and Other Liabilities
The following table describes the principal components of accounts payable, accrued expenses and other liabilities recorded on our Consolidated Balance Sheets as of:

	June 30, 2016	December 31, 2015
Accounts payable and accrued expenses	$36,080	$34,457
Deferred federal income tax liability	36,940	35,269
Accrued interest payable	43,674	37,606
Lease discounts, net of amortization of $24,213 and $19,403, respectively	18,669	22,443
Fair value of derivative liabilities	—	1,283
Total accounts payable, accrued expenses and other liabilities	$135,363	$131,058

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2016

Note 16. Accumulated Other Comprehensive Loss
The following table describes the principal components of accumulated other comprehensive loss recorded on our Consolidated Balance Sheets:

Changes in accumulated other comprehensive loss by component(1)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	$(7,842)	$(30,355)	$(13,213)	$(38,460)
Amounts recognized in other comprehensive loss on derivatives, net of tax expense of $0 and $14 for the three months ended and tax expense of $0 for the six months ended June 30, 2016 and 2015, respectively	(188)	(317)	(690)	(1,395)
Amounts reclassified from accumulated other comprehensive loss into income, net of tax expense of $0 and $12 for the three months ended and tax expense of $0 and $23 for the six months ended June 30, 2016 and 2015, respectively	3,185	6,991	9,058	16,174
Net current period other comprehensive income	2,997	6,674	8,368	14,779
Ending balance	$(4,845)	$(23,681)	$(4,845)	$(23,681)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.

Reclassifications from accumulated other comprehensive loss(1)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Amount of effective amortization of net deferred interest rate derivative losses(2)	$2,997	$6,110	$8,369	$14,343
Effective amount of net settlements of interest rate derivatives, net of tax expense of $0 and $12 for the three months ended and tax expense of $0 and $23 for the six months ended June 30, 2016 and 2015, respectively	188	881	689	1,831
Amount of loss reclassified from accumulated other comprehensive loss into income	$3,185	$6,991	$9,058	$16,174

(1) All amounts are net of tax.
(2) Included in interest expense.
At June 30, 2016, the amount of deferred net loss expected to be reclassified from OCI into interest expense over the next twelve months related to our terminated interest rate derivatives is $2,449.

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
Statements and information concerning our status as a Passive Foreign Investment Company (“PFIC”) for U.S. taxpayers are also available free of charge through our website under “Investors — Tax Information (PFIC).”
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

OVERVIEW
Aircastle acquires, leases, and sells commercial jet aircraft to airlines throughout the world. As of June 30, 2016, we owned and managed on behalf of our joint ventures 179 aircraft leased to 63 lessees located in 35 countries. Ten of these aircraft are managed for our joint ventures with Teachers’ and IBJL. Our aircraft are managed by an experienced team based in the United States, Ireland and Singapore. Our aircraft are subject to net leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs, although in a majority of cases, we are obligated to pay a portion of specified maintenance or modification costs. As of June 30, 2016, the net book value of our flight equipment and finance lease aircraft was $6.17 billion compared to $6.07 billion at December 31, 2015. Our revenues and net income for the three and six months ended June 30, 2016 were $190.0 million and $20.0 million, and $373.7 million and $56.3 million, respectively.
Growth in commercial air traffic is broadly correlated with world economic activity and, in recent years, has been expanding at a rate one and a half to two times that of global GDP growth. The expansion of air travel has driven a rise in the world aircraft fleet. There are currently 19,000 commercial mainline passenger and freighter aircraft in operation worldwide. This fleet is expected to continue expanding at an average annual rate of three to four percent over the next 20 years. In addition, aircraft leasing companies own an increasing share of the world’s commercial jet aircraft and now account for approximately 40% of this fleet.
Notwithstanding the sector’s long-term growth, the aviation markets have been, and are expected to remain, subject to economic variability, as well as to changes in macroeconomic variables such as fuel price levels and foreign exchange rates. The aviation industry is susceptible to external shocks, such as regional conflicts and terrorist events. Mitigating these risks is the portability of the assets, allowing aircraft to be redeployed to locations where demand is higher.
Air traffic data for the past several years has shown strong passenger market growth.  According to the International Air Transport Association, during the first six months of 2016, global passenger traffic increased 6.0% compared to the same period in 2015.  This strong growth was, in part, stimulated by lower air fare prices resulting from the significant drop in fuel prices. Air cargo demand, which is more sensitive to economic conditions, appears to have stabilized. During the first six months of 2016, air cargo traffic decreased 0.5% compared to the same period in 2015, but capacity increased 6.0%, further depressing load factors. This market continues to be hampered by oversupply arising from the rapid growth in belly cargo capacity in passenger aircraft as well as the production of dedicated freighter aircraft.
Demand for air travel varies considerably by region. Emerging market economies have generally been experiencing significant increases in air traffic, driven by rising levels of per capita income. Air traffic growth in some regions is being driven by the proliferation of low cost carriers, which have stimulated demand through lower prices, and by the expansion of long-haul "hub and spoke" traffic, such as that flowing through the Persian Gulf. Mature markets, such as North America and Western Europe, are likely to grow more slowly in tandem with their economies. Airlines operating in areas with political instability or weakening economies, such as those in Russia and Brazil, continue to face increasing pressures, and their near-term outlook is more uncertain. On balance, we believe air travel will increase over time, and as a result, we expect demand for modern aircraft will continue to remain strong over the long-term.
Capital availability for aircraft has varied over time, and we consider this variability to be a basic characteristic of our business. If pursued properly, this represents an important source of opportunity. Both debt and equity markets have improved globally over the past several years with the recovery from the global financial crisis. Strong U.S. debt capital market conditions benefited borrowers by permitting access to financing at historic lows while higher fees have driven down export credit agency (“ECA”) demand. Recently, ECA availability has been curtailed, both in the U.S. and in Europe due to political issues and an investigation into possible irregularities, respectively. Commercial bank debt continues to play a critical role for aircraft finance, although we believe regulatory pressures will ultimately limit its role. While financial markets conditions are currently attractive, heightened volatility stemming from global growth concerns and various geopolitical issues may increase capital costs and limit availability going forward. We believe these market forces should generate attractive new investment and trading opportunities upon which we are well placed to capitalize given our access to different financing sources, our limited capital commitments and our reputation as a reliable trading partner. Over the longer term, our strategy is to achieve an investment grade credit rating, which we believe will reduce our borrowing costs and enable more reliable access to debt capital throughout the business cycle.
We believe our business approach is differentiated from those of other large leasing companies. Our investment strategy is to seek out the best risk-adjusted return opportunities across the commercial jet market, so our acquisition targets vary with market conditions. We prefer to have capital resources available to capture investment opportunities that arise in the context of changing market circumstances. As such, we limit large, long-term capital commitments and are therefore much less reliant on orders for new aircraft from aircraft manufacturers as a source of new investments. In general, we focus on discerning investment value in situations that are often more bespoke and generally less competitive.
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

•
Originating investments from many different sources across the globe. Our strategy is to seek out worthwhile investments broadly leveraging our team’s wide range of contacts around the world. We utilize a multi-channel approach to sourcing acquisitions and have purchased aircraft from a large number of airlines, lessors, original equipment manufacturers, lenders and other aircraft owners. Since our formation in 2004, we have acquired aircraft from 78 different sellers.

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

•
Intending to pay quarterly dividends to our shareholders based on the Company’s sustainable earnings levels. Aircastle has paid dividends each quarter since our initial public offering in 2006. On May 2, 2016, our Board of Directors declared a regular quarterly dividend of $0.24 per common share, or an aggregate of $18.9 million for the three months ended June 30, 2016, which was paid on June 15, 2016 to holders of record on May 31, 2016. These dividends may not be indicative of the amount of any future dividends. Our ability to pay quarterly dividends will depend upon many factors, including those as described in Item 1A. “Risk Factors” and elsewhere in our 2015 Annual Report on Form 10-K.

Revenues
Our revenues are comprised primarily of operating lease rentals on flight equipment held for lease, revenue from retained maintenance payments related to lease expirations, lease termination payments, lease incentive amortization and interest recognized from finance and sales-type leases.
Typically, our aircraft are subject to net leases whereby the lessee pays lease rentals and is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs arising during the term of the lease. Our aircraft lease agreements generally provide for the periodic payment of a fixed amount of rent over the life of the lease and the amount of the contracted rent will depend upon the type, age, specification and condition of the aircraft and market conditions at the time the lease is committed. The amount of rent we receive will depend on a number of factors, including the creditworthiness of our lessees and the occurrence of restructurings and defaults. Our lease rental revenues are also affected by the extent to which aircraft are off-lease and our ability to remarket aircraft that are nearing the end of their leases in order to minimize their off-lease time. Our success in re-leasing aircraft is affected by market conditions relating to our aircraft and by general industry conditions and trends. An increase in the percentage of off-lease aircraft or a reduction in lease rates upon remarketing would negatively impact our revenues.
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
2016 Lease Expirations and Lease Placements
At June 30, 2016, we had two aircraft scheduled to come off lease during 2016 for which we have not yet secured lease or sales commitments. We expect to sell one of these aircraft and are marketing the other aircraft for lease or sale. These two aircraft account for less than 1.0% of our net book value of flight equipment (including flight equipment held for lease and net investment in finance leases).

2017-2020 Lease Expirations and Lease Placements
Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in the period 2017-2020, representing the percentage of our net book value of flight equipment (including flight equipment held for lease and net investment in finance leases) at June 30, 2016 specified below:

•	2017: 18 aircraft, representing 11%;

•	2018: 12 aircraft, representing 8%;

•	2019: 16 aircraft, representing 10%; and

•	2020: 23 aircraft, representing 8%.
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
Acquisitions and Sales
During the first six months of 2016, we acquired 22 aircraft for $658.3 million. At June 30, 2016, we had commitments to acquire 37 additional aircraft for $1.40 billion, including the acquisition of 25 new E-Jet E-2 aircraft from Embraer. As of July 29, 2016, we have commitments to acquire 35 aircraft for $1.29 billion.
During the first six months of 2016, we sold fourteen aircraft and other flight equipment for $339.5 million, which resulted in a net gain of $15.0 million.

The following table sets forth certain information with respect to the aircraft owned by us as of June 30, 2016:
AIRCASTLE AIRCRAFT INFORMATION (dollars in millions)

Owned Aircraft	As of June 30, 2016(1)	As of June 30, 2015(1)
Flight Equipment	$6,168	$6,076
Unencumbered Flight Equipment(2)	$4,499	$3,705
Number of Aircraft	169	161
Number of Unencumbered Aircraft(2)	142	110
Number of Lessees	63	52
Number of Countries	35	32
Weighted Average Age (years)(3)	7.7	8.0
Weighted Average Remaining Lease Term (years)(4)	5.5	5.8
Weighted Average Fleet Utilization during the three months ended June 30, 2016 and 2015(5)	99.0%	99.1%
Weighted Average Fleet Utilization during the six months ended June 30, 2016 and 2015(5)	99.3%	98.9%
Portfolio Yield for the three months ended June 30, 2016 and 2015(6)	12.4%	12.6%
Portfolio Yield for the six months ended June 30, 2016 and 2015(6)	12.4%	12.6%

Managed Aircraft
Flight Equipment	$612	$493
Number of Aircraft	10	5

(1)	Calculated using net book value of flight equipment held for lease and net investment in finance leases at period end.

(2)	At June 30, 2016, includes ten aircraft with a net book value of $318.6 million that will secure our ACS 2016 Bank Financing.

(3)	Weighted-average age by net book value.

(4)	Weighted-average remaining lease term by net book value.

(5)	Aircraft on-lease days as a percent of total days in period weighted by net book value.

(6)	Lease rental revenue for the period as a percent of the average net book value of flight equipment held for lease for the period; quarterly information is annualized.
Our owned aircraft portfolio as of June 30, 2016 is listed in Exhibit 99.1 to this report.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of June 30, 2016			Owned Aircraft as of June 30, 2015
	Number of Aircraft		% of Net Book Value(1)	Number of Aircraft	% of Net Book Value(1)
Aircraft Type
Passenger:
Narrow-body	126		49%	111	41%
Wide-body	34		42%	35	46%
Total Passenger	160		91%	146	87%
Freighter	9		9%	15	13%
Total	169		100%	161	100%

Manufacturer
Airbus	86		50%	83	52%
Boeing	78		48%	73	46%
Embraer	5		2%	5	2%
Total	169		100%	161	100%

Regional Diversification
Asia and Pacific	49		37%	55	41%
Europe	59		24%	67	28%
South America	22		18%	18	17%
Middle East and Africa	13		11%	6	9%
North America	23		8%	15	5%
Off-lease	3	(2)	2%	—	—%
Total	169		100%	161	100%

(1)	Calculated using net book value of flight equipment held for lease and net investment in finance and sales-type leases at period end.

(2)
Consists of two Boeing 737-800 aircraft, for which we have signed lease agreements with customers in Asia, and one Airbus A330-200 aircraft, for which we have a signed lease agreement with a customer in South America.

Our largest customer represents 6.8% of the net book value of flight equipment held for lease (includes net book value of flight equipment held for lease and net investment in finance leases) at June 30, 2016. Our top fifteen customers for aircraft we owned at June 30, 2016, representing 81 aircraft and 62% of the net book value of flight equipment held for lease, are as follows:

Percent of Net Book Value	Customer	Country	Number of Aircraft
Greater than 6% per customer	Avianca Brazil	Brazil	10
	LATAM	Chile	3
	Lion Air	Indonesia	11

3% to 6% per customer	South African Airways	South Africa	4
	Thai Airways	Thailand	2
	Singapore Airlines	Singapore	4
	AirAsia X	Malaysia	3
	Air Berlin	Germany	11
	Iberia	Spain	12
	Emirates	United Arab Emirates	2
	AirBridgeCargo(1)	Russia	2
	Garuda	Indonesia	4

Less than 3% per customer	Avianca	Colombia	2
	Jet Airways	India	6
	Azul	Brazil	5

(1)
Guaranteed by Volga-Dnepr Airlines. When combined with an affiliated airline, this exposure represents 4% of net book value of flight equipment held for lease and net investment in finance leases at period end.

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
See “Liquidity and Capital Resources” below.

RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2016 to the three months ended June 30, 2015:

	Three Months Ended June 30,
	2016	2015
	(Dollars in thousands)
Revenues:
Lease rental revenue	$176,125	$184,839
Finance and sales-type lease revenue	4,174	1,877
Amortization of net lease discounts and lease incentives	(3,828)	(4,351)
Maintenance revenue	12,514	21,349
Total lease revenue	188,985	203,714
Other revenue	1,003	851
Total revenues	189,988	204,565
Operating expenses:
Depreciation	75,070	77,368
Interest, net	62,452	61,551
Selling, general and administrative	15,406	14,699
Impairment of aircraft	16,723	23,955
Maintenance and other costs	2,267	3,663
Total operating expenses	171,918	181,236
Other income:
Gain on sale of flight equipment	2,172	21,102
Other	147	277
Total other income	2,319	21,379
Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	20,389	44,708
Income tax provision	2,385	4,465
Earnings of unconsolidated equity method investment, net of tax	2,026	1,565
Net income	$20,030	$41,808
Revenues
Total revenues decreased by 7.1%, or $14.6 million, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.
Lease rental revenue. The decrease in lease rental revenue of $8.7 million for the three months ended June 30, 2016, as compared to the same period in 2015, was primarily the result decreases in revenue of:

•	$31.6 million due to sales of 38 aircraft since June 30, 2015; and

•	$4.0 million due to lease extensions, amendments, transitions and other changes.
These decreases were partially offset by a $26.9 million increase in revenue reflecting the impact of eighteen aircraft purchased in 2016 and 30 aircraft purchased in 2015.
Finance and sales-type lease revenue. For the three months ended June 30, 2016, $4.2 million of interest income from finance and sales-type leases was recognized, as compared to $1.9 million of interest income from finance and sales-type leases recorded for the same period in 2015 due to the addition of seven aircraft over the last twelve months, partially offset by the sale of one aircraft over the last twelve months.

Amortization of net lease discounts and lease incentives consisted of the following:

	Three Months Ended June 30,
	2016	2015
	(Dollars in thousands)
Amortization of lease incentives	$(3,175)	$(4,066)
Amortization of lease premiums	(2,901)	(2,771)
Amortization of lease discounts	2,248	2,486
Amortization of net lease discounts and lease incentives	$(3,828)	$(4,351)
As more fully described above under “Revenues,” lease incentives represent our estimated portion of the lessee’s cost for heavy maintenance, overhaul or replacement of certain high-value components, which are amortized over the life of the related lease. As we enter into new leases, the amortization of lease incentives generally increases and, conversely, if a related lease terminates, the related unused lease incentive liability will reduce the amortization of lease incentives. The decrease in amortization of lease incentives of $0.9 million for the three months ended June 30, 2016, as compared to the same period in 2015, was primarily attributable to lower amortization due to the sale of eight aircraft.
Maintenance revenue. For the three months ended June 30, 2016, we recorded $12.5 million of maintenance revenue from four scheduled lease terminations. For the same period in 2015, we recorded $21.3 million of maintenance revenue from five scheduled lease terminations.
Operating expenses
Total operating expenses decreased by 5.1%, or $9.3 million, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015.
Depreciation expense decreased by 3.0%, or $2.3 million, for the three months ended June 30, 2016 as compared to the same period in 2015. The decrease is primarily the result of a $17.1 million decrease in depreciation due to aircraft sales, partially offset by:

•	a $10.4 million increase in depreciation due to aircraft acquired;

•	a $2.5 million increase due to changes in asset lives and residual values; and

•	a $1.9 million increase due to capitalized aircraft improvements.
Interest, net consisted of the following:

	Three Months Ended June 30,
	2016	2015
	(Dollars in thousands)
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$55,779	$51,413
Hedge ineffectiveness losses	—	294
Amortization of interest rate derivatives related to deferred losses	2,997	6,110
Amortization of deferred financing fees and debt discount	3,863	3,766
Interest expense	62,639	61,583
Less: interest income	(160)	(32)
Less: capitalized interest	(27)	—
Interest, net	$62,452	$61,551
Interest, net increased by $0.9 million, or 1.5%, over the three months ended June 30, 2015. The net increase is primarily a result of higher interest on borrowings of $4.4 million, driven primarily by higher weighted-average debt outstanding for an increase of $0.1 million of amortization of deferred financing fees for the three months ended June 30, 2016 as compared to a year ago. These increases were partially offset by a $3.1 million decrease in amortization of interest rate derivatives related to deferred losses.

Selling, general and administrative expenses for the three months ended June 30, 2016 increased by $0.7 million over the same period in 2015, as a result of higher personnel costs. Non-cash share based expense was $2.1 million and $1.4 million for the three months ended June 30, 2016 and 2015, respectively.
Maintenance and other costs were $2.3 million for the three months ended June 30, 2016, a decrease of $1.4 million over the same period in 2015. The net decrease is a result of lower maintenance costs of $1.4 million related to unscheduled lease terminations and transitions and $0.9 million of other costs, partially offset by higher maintenance costs of $0.8 million related to scheduled lease terminations and transitions during the three months ended June 30, 2016 versus the same period in 2015.
Other income (expense)
Gain on sale of flight equipment decreased by $18.9 million for the three months ended June 30, 2016, resulting from gains of $2.2 million on sales of aircraft and other flight equipment during the period versus gains of $21.1 million on sales of aircraft and other flight equipment during the same period in 2015.
Income tax provision
Our provision for income taxes for the three months ended June 30, 2016 and 2015 was $2.4 million and $4.5 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland, Singapore and the United States. The decrease in our income tax provision of approximately $2.1 million for the three months ended June 30, 2016, as compared to the same period in 2015, was primarily attributable to changes in operating income subject to tax in Ireland, Singapore, the United States and other jurisdictions.
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
Other comprehensive income
Other comprehensive income consisted of the following:

	Three Months Ended June 30,
	2016	2015
	(Dollars in thousands)
Net income	$20,030	$41,808
Net change in fair value of derivatives, net of tax benefit of $0 and $26, respectively	—	564
Derivative loss reclassified into earnings	2,997	6,110
Total comprehensive income	$23,027	$48,482
Other comprehensive income decreased by $25.5 million for the three months ended June 30, 2016, as a result of a $21.8 million decrease in net income and a decrease of $3.1 million in amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives compared to the same period in 2015.

RESULTS OF OPERATIONS
Comparison of the six months ended June 30, 2016 to the six months ended June 30, 2015:

	Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)
Revenues:
Lease rental revenue	$355,695	$361,985
Finance and sales-type lease revenue	7,672	3,484
Amortization of net lease discounts and lease incentives	(4,898)	(8,175)
Maintenance revenue	13,774	39,422
Total lease revenue	372,243	396,716
Other revenue	1,410	2,145
Total revenues	373,653	398,861
Operating expenses:
Depreciation	151,717	152,214
Interest, net	126,693	123,682
Selling, general and administrative	30,898	28,631
Impairment of aircraft	16,723	23,955
Maintenance and other costs	3,670	6,606
Total operating expenses	329,701	335,088
Other income:
Gain on sale of flight equipment	15,005	27,355
Other	74	271
Total other income	15,079	27,626
Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	59,031	91,399
Income tax provision	6,324	9,328
Earnings of unconsolidated equity method investment, net of tax	3,585	3,006
Net income	$56,292	$85,077
Revenues
Total revenues decreased by 6.3%, or $25.2 million, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.
Lease rental revenue. The decrease in lease rental revenue of $6.3 million for the six months ended June 30, 2016 as compared to the same period in 2015 was primarily the result decreases in revenue of:

•	$56.4 million due to sales of 41 aircraft since June 30, 2015; and

•	$7.3 million due to lease extensions, amendments, transitions and other changes.
These decreases were partially offset by a $57.4 million increase in revenue reflecting the eighteen aircraft purchased in 2016 and 36 aircraft purchased in 2015.
Finance and sales-type lease revenue. For the six months ended June 30, 2016, $7.7 million of interest income from finance and sales-type leases was recognized as compared to $3.5 million of interest income from finance and sales-type leases recorded for the same period in 2015 due to the addition of seven aircraft over the last twelve months, partially offset by the sale of one aircraft over the last twelve months.

Amortization of net lease premiums, discounts and lease incentives.

	Six Months Ended June 30, 2016
	2016	2015
	(Dollars in thousands)
Amortization of lease incentives	$(4,031)	$(7,751)
Amortization of lease premiums	(5,677)	(5,366)
Amortization of lease discounts	4,810	4,942
Amortization of net lease premiums, discounts and lease incentives	$(4,898)	$(8,175)
As more fully described above under “Revenues,” lease incentives represent our estimated portion of the lessee’s cost for heavy maintenance, overhaul or replacement of certain high-value components which is amortized over the life of the related lease. As we enter into new leases, the amortization of lease incentives generally increases and, conversely, if a related lease terminates, the related unused lease incentive liability will reduce the amortization of lease incentives. The decrease in amortization of lease incentives of $3.7 million for the six months ended June 30, 2016 as compared to the same period in 2015 was primarily attributable to a $2.7 million decrease related to a change in the forecasted maintenance events.
Maintenance revenue. For the six months ended June 30, 2016, we recorded $13.8 million of maintenance revenue from eight scheduled lease terminations, including $4.0 million relating to one scheduled lease termination and $6.9 million related to return compensation for one aircraft at lease expiration. For the same period in 2015, we recorded $39.4 million of maintenance revenue from twelve scheduled lease terminations.
Operating expenses
Total operating expenses decreased by 1.6%, or $5.4 million, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.
Depreciation expense decreased by 0.3%, or $0.5 million, for the six months ended June 30, 2016 as compared to the same period in 2015. The net decrease is primarily the result of a $31.9 million decrease in depreciation due to aircraft sales, offset by:

•	a $21.2 million increase in depreciation due to aircraft acquired;

•	a $7.4 million increase due to changes in asset lives and residual values; and

•	a $2.8 million increase due to capitalized aircraft improvements being fully depreciated.
Interest, net consisted of the following:

	Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities(1)	$109,103	$101,648
Hedge ineffectiveness losses	—	294
Amortization of interest rate derivatives related to deferred losses	8,369	14,343
Amortization of deferred financing fees and debt discount(2)	9,470	7,465
Interest expense	126,942	123,750
Less: interest income	(222)	(68)
Less: capitalized interest	(27)	—
Interest, net	$126,693	$123,682

(1)	For the six months ended June 30, 2016, includes $1,509 in loan termination fees related to the sale of one aircraft.

(2)	For the six months ended June 30, 2016, includes $1,972 in deferred financing fees written off related to the sale of one aircraft.
Interest, net increased by $3.0 million, or 2.4%, over the six months ended June 30, 2015. The net increase is primarily a result of higher interest on borrowings of $7.5 million, driven primarily by higher weighted average debt outstanding and an increase of $2.0 million of amortization of deferred financing fees for the six months ended June 30, 2016 as compared to a year ago. These increases were partially offset by a $6.0 million decrease in amortization of interest rate derivatives related to deferred losses.
Selling, general and administrative expenses for the six months ended June 30, 2016 increased $2.3 million over the same period in 2015 as a result of higher personnel costs. Non-cash share based expense was $3.7 million and $2.6 million for the six months ended June 30, 2016 and 2015, respectively.
Impairment of Aircraft. See “Summary of Impairments and Recoverability Assessment” below for a detailed discussion of impairment charges related to certain aircraft.
Maintenance and other costs were $3.7 million for the six months ended June 30, 2016, a decrease of $2.9 million over the same period in 2015. The net decrease is primarily related to lower maintenance costs of $2.6 million related to unscheduled terminations and transitions and $1.1 million of other costs, partially offset by an increase of $0.8 million related to scheduled terminations and transitions for the six months ended June 30, 2016 versus the same period in 2015.

Other income (expense)
Gain on sale of flight equipment decreased $12.3 million in the six months ended June 30, 2016, resulting from gains of $15.0 million on sales of fourteen aircraft during the period versus gains of $27.4 million on sales of fourteen aircraft in the same period in 2015.
Income tax provision
Our provision for income taxes for the six months ended June 30, 2016 and 2015 was $6.3 million and $9.3 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland, Singapore and the United States. The decrease in our income tax provision of approximately $3.0 million for the six months ended June 30, 2016 as compared to the same period in 2015 was primarily attributable to changes in operating income subject to tax in Ireland, Singapore, the United States and other jurisdictions.
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
Other comprehensive income

	Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)
Net income	$56,292	$85,077
Net change in fair value of derivatives, net of tax expense of $0 and $23, respectively	(1)	436
Derivative loss reclassified into earnings	8,369	14,343
Total comprehensive income	$64,660	$99,856
Other comprehensive income decreased by $35.2 million for the six months ended June 30, 2016, as a result of a $28.8 million decrease in net income and $6.0 million in amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives compared to the same period in 2015.

Summary of Recoverability Assessment and Other Impairments
Recoverability Assessment
We completed our annual recoverability assessment of wide-body and freighter aircraft in the second quarter this year given weaker market dynamics for these aircraft. We intend to complete the recoverability assessment for our narrow-body aircraft fleet during the third quarter. We also performed aircraft-specific analyses where there were changes in circumstances, such as approaching lease expirations.
The recoverability assessment is a comparison of the carrying value of each aircraft to its undiscounted expected future cash flows. We develop the assumptions used in the recoverability assessment, including those relating to current and future demand for each aircraft type, based on management’s experience in the aircraft leasing industry, as well as information received from third-party sources. Estimates of the undiscounted cash flows for each aircraft type are impacted by changes in contracted and future expected lease rates, residual values, expected scrap values, economic conditions and other factors.
In our 2016 assessment, we reduced forecasted cash flows for older Airbus A330 aircraft to reflect lower rental expectations given weak demand and increased competition from newer units. As a result, during the three months ended June 30, 2016, we recorded impairment charges totaling $11.7 million and maintenance revenue of $4.0 million relating to one sixteen year old Airbus A330-200 approaching lease expiry.
Other Impairments
During the six months ended ended June 30, 2016, we entered into an agreement to sell two older Boeing 747-400 freighter aircraft to the lessee resulting in an impairment of $5.1 million. These two aircraft are held for sale at June 30, 2016 in other assets. These aircraft were sold in July 2016.
During the six months ended June 30, 2015, we impaired two McDonnell Douglas MD-11 freighter aircraft and one Boeing 737-800 aircraft and recorded impairment charges totaling $24.0 million and maintenance revenue of $18.2 million.
Other than the aircraft discussed above, management believes that the net book value of each of our wide-body and freighter aircraft is currently supported by the estimated future undiscounted cash flows expected to be generated by that aircraft, and accordingly, no other aircraft were impaired as a consequence of this recoverability assessment. However, if our estimates or assumptions change, we may revise our cash flow assumptions and record future impairment charges. While we believe that the estimates and related assumptions used in the recoverability assessment are appropriate, actual results could differ from those estimates.
Aircraft Monitoring List
At June 30, 2016, we considered four freighter aircraft and four passenger aircraft with a total net book value of $135.6 million to be more susceptible to failing our recoverability assessments due to their sensitivity to changes in contractual cash flows, future cash flow estimates and aircraft residual or scrap values.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
See Note 1 - “Summary of Significant Accounting Policies – Organization and Basis of Presentation” in the Notes to Unaudited Consolidated Financial Statements above.
RECENTLY UNADOPTED ACCOUNTING PRONOUNCEMENTS
See Note 1 - “Summary of Significant Accounting Policies – Recent Accounting Pronouncements” in the Notes to Unaudited Consolidated Financial Statements above.

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
During the first six months of 2016, we met our liquidity and capital resource needs with $234.7 million of cash flow from operations, $500.0 million in gross proceeds from the issuance of our Senior Notes due 2023, a $120.0 million term loan, $167.3 million in full-recourse term financing and $339.5 million of cash from aircraft sales.
In addition, we increased the Revolving Credit Facility from $600.0 million to $675.0 million, and we extended the maturity of that facility by one year to May 2020.
As of June 30, 2016, the weighted-average maturity of our secured and unsecured debt financings was 4.1 years and we are in compliance with all applicable covenants.
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

Cash Flows

	Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)
Net cash flow provided by operating activities	$234,697	$249,606
Net cash flow used in investing activities	(214,049)	(664,649)
Net cash flow provided by financing activities	316,681	488,328
Operating Activities:
Cash flow provided by operations was $234.7 million and $249.6 million for the six months ended June 30, 2016 and 2015, respectively. The decrease in cash flow provided by operations of approximately $14.9 million for the six months ended June 30, 2016 versus the same period in 2015 was primarily a result of:

•	a $14.9 million increase in cash paid for interest;

•	an $8.5 million decrease in cash from lease rentals, net of finance and sales-type leases; and

•	a $7.8 million decrease in cash from maintenance revenue.
These outflows were offset by:
•a $10.6 million increase in cash from working capital;
•a $2.9 million decrease in cash paid for maintenance; and

•	a $1.1 million decrease in cash paid for taxes.
Investing Activities:
Cash flow used in investing activities was $214.0 million and $664.6 million for the six months ended June 30, 2016 and 2015, respectively. The net decrease in cash flow used in investing activities of $450.6 million for the six months ended June 30, 2016 versus the same period in 2015 was primarily a result of:
•a $319.1 million decrease in the acquisition and improvement of flight equipment;
•a $107.7 million increase in proceeds from the sale of flight equipment; and
•a $93.4 million increase in restricted cash and cash equivalents related to the sale of flight equipment.
These outflows were offset by:
•a $51.3 million increase in net investments in finance and sales-type leases;
•an $11.7 million increase in unconsolidated equity method investment in 2016; and
•a $6.3 million net decrease in aircraft purchase deposits received.
Financing Activities:
Cash flow provided by financing activities was $316.7 million and $488.3 million for the six months ended June 30, 2016 and 2015, respectively. The decrease in cash flow provided by financing activities of $171.6 million for the six months ended June 30, 2016 versus the same period in 2015 was a result of:

•	a $139.0 million increase in securitization and term debt financing repayments;

•	a $31.9 million increase in shares repurchased; and

•	a $16.3 million increase in restricted cash and cash equivalents related to financing activities.
These outflows were partially offset by:

•	a $4.5 million increase in deferred financing costs; and

•	a $2.3 million increase in maintenance and security deposits returned, net of deposits received.

Debt Obligations
For complete information on our debt obligations, please refer to Note 7 - “Secured and Unsecured Debt Financings” in the Notes to Unaudited Consolidated Financial Statements above.
Contractual Obligations
Our contractual obligations consist of principal and interest payments on debt, payments on interest rate derivatives, other aircraft acquisition agreements and rent payments pursuant to our office leases. Total contractual obligations increased to $6.78 billion at June 30, 2016 from $6.30 billion at December 31, 2015 due primarily to:

•
an increase in borrowings and interest payments as a result of the closing of our Senior Notes due 2023 in March 2016, funding the DBJ Term Loan in April 2016 and funding the ACS 2016 Bank Financing in June 2016, partially offset by the repayment of our Revolving Credit Facility, the prepayment of Securitization No. 2 and the amortization of our other financings; and

•an increase in aircraft purchase obligations.
The following table presents our actual contractual obligations and their payment due dates as of June 30, 2016:

	Payments Due by Period as of June 30, 2016
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Principal payments:
Senior Notes due 2017 - 2023	$3,200,000	$500,000	$400,000	$1,300,000	$1,000,000
DBJ Term Loan	120,000	—	120,000	—	—
Revolving Credit Facility	—	—	—	—	—
ECA Financings	326,004	41,841	88,198	94,582	101,383
Bank Financings	778,281	74,146	212,354	127,491	364,290
Total principal payments	4,424,285	615,987	820,552	1,522,073	1,465,673
Interest payments on debt obligations(1)	936,116	226,736	360,796	236,908	111,676
Office leases(2)	8,039	1,203	2,500	2,026	2,310
Purchase obligations(3)	1,400,540	332,654	528,918	538,968	—
Total	$6,768,980	$1,176,580	$1,712,766	$2,299,975	$1,579,659

(1)	Future interest payments on variable rate, LIBOR-based debt obligations are estimated using the interest rate in effect at June 30, 2016.

(2)	Represents contractual payment obligations for our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.

(3)
At June 30, 2016, we had commitments to acquire 37 aircraft for $1.40 billion, including 25 new E-Jet E-2 aircraft from Embraer S.A. These amounts include estimates for pre-delivery deposits, contractual price escalation and other adjustments. As of July 29, 2016, we have commitments to acquire 35 aircraft for $1.29 billion.

Capital Expenditures
From time to time, we make capital expenditures to maintain or improve our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the six months ended June 30, 2016 and 2015, we incurred a total of $17.3 million and $26.5 million, respectively, of capital expenditures (including lease incentives) related to the acquisition and improvement of aircraft.
As of June 30, 2016, the weighted average age by net book value of our aircraft was approximately 7.7 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Our lease agreements call for the lessee to be primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.
Actual maintenance payments to us by lessees in the future may be less than projected as a result of a number of factors, including defaults by the lessees. Maintenance reserves may not cover the entire amount of actual maintenance expenses incurred and, where these expenses are not otherwise covered by the lessees, there can be no assurance that our operational cash flow and maintenance reserves will be sufficient to fund maintenance requirements, particularly as our aircraft age. See Item 1A. “Risk Factors - Risks Related to Our Business - Risks related to our leases - If lessees are unable to fund their maintenance obligations on our aircraft, we may incur increased costs at the conclusion of the applicable lease” in our 2015 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We entered into two joint venture arrangements in order to help expand our base of new business opportunities. Neither of these joint ventures qualifies for consolidated accounting treatment. The assets and liabilities of these entities are off our Consolidated Balance Sheet and we only record our net investment under the equity method of accounting. See Note 5 - “Unconsolidated Equity Method Investment” in the Notes to Unaudited Consolidated Financial Statements above.
We hold a 30% equity interest in our joint venture with an affiliate of Teachers’ and a 25% equity interest in our joint venture with the IBJ Leasing Co., Ltd, a Japanese general leasing company which is part of the Mizuho Financial Group. At June 30, 2016, the net book value of these joint ventures’ aircraft was approximately $612 million.
Foreign Currency Risk and Foreign Operations
At June 30, 2016, all of our leases are payable to us in U.S. dollars. However, we incur Euro- and Singapore dollar-denominated expenses in connection with our subsidiaries in Ireland and Singapore. For the six months ended June 30, 2016, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated approximately $8.7 million in U.S. dollar equivalents and represented approximately 28% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, our international operations and our exposure to foreign currency risk will likely increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases, we may enter into hedging transactions in the future to mitigate this risk. For the six months ended June 30, 2016 and 2015, we incurred insignificant net gains and losses on foreign currency transactions.
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
The table below shows the reconciliation of net income to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Net income	$20,030	$41,808	$56,292	$85,077
Depreciation	75,070	77,368	151,717	152,214
Amortization of net lease discounts and lease incentives	3,828	4,351	4,898	8,175
Interest, net	62,452	61,551	126,693	123,682
Income tax provision	2,385	4,465	6,324	9,328
EBITDA	163,765	189,543	345,924	378,476
Adjustments:
Impairment of aircraft	16,723	23,955	16,723	23,955
Non-cash share based payment expense	2,094	1,387	3,737	2,557
Gain on mark-to-market of interest rate derivative contracts	(146)	(277)	(69)	(166)
Adjusted EBITDA	$182,436	$214,608	$366,315	$404,822

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
The table below shows the reconciliation of net income to ANI for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Net income	$20,030	$41,808	$56,292	$85,077
Loan termination fee(1)	—	—	1,509	—
Ineffective portion and termination of hedges(1)	—	294	—	294
Gain on mark-to-market of interest rate derivative contracts(2)	(146)	(277)	(69)	(166)
Write-off of deferred financing fees(1)	—	—	1,972	—
Non-cash share based payment expense(3)	2,094	1,387	3,737	2,557
Term Financing No. 1 hedge loss amortization charges(1)	—	1,275	—	4,401
Securitization No. 1 hedge loss amortization charges (1)	2,227	2,742	4,855	5,523
Adjusted net income	$24,205	$47,229	$68,296	$97,686

(1) Included in Interest, net.
(2) Included in Other income (expense).
(3) Included in Selling, general and administrative expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
Weighted-average shares:	2016	2015	2016	2015
Common shares outstanding	78,159,280	80,566,400	78,351,369	80,565,425
Restricted common shares	685,918	650,206	629,137	583,213
Total weighted-average shares	78,845,198	81,216,606	78,980,506	81,148,638

	Three Months Ended June 30,		Six Months Ended June 30,
Percentage of weighted-average shares:	2016	2015	2016	2015
Common shares outstanding	99.13%	99.20%	99.20%	99.28%
Restricted common shares(1)	0.87%	0.80%	0.80%	0.72%
Total percentage of weighted-average shares	100.00%	100.00%	100.00%	100.00%

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted-average common shares outstanding – Basic	78,159,280	80,566,400	78,351,369	80,565,425
Effect of dilutive shares	—	—	—	—
Weighted average common shares outstanding – Diluted (2)	78,159,280	80,566,400	78,351,369	80,565,425

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share amounts)
Adjusted net income allocation:
Adjusted net income	$24,205	$47,229	$68,296	$97,686
Less: Distributed and undistributed earnings allocated to restricted common shares(1)	(211)	(378)	(544)	(702)
Adjusted net income allocable to common shares – Basic and Diluted	$23,994	$46,851	$67,752	$96,984

Adjusted net income per common share – Basic and Diluted	$0.31	$0.58	$0.86	$1.20

(1)
For the three months ended June 30, 2016 and 2015, distributed and undistributed earnings to restricted shares are 0.87% and 0.80%, respectively, of net income. For the six months ended June 30, 2016 and 2015, distributed and undistributed earnings to restricted shares are 0.80% and 0.72%, respectively, of net income. The amount of restricted share forfeitures for all periods present is immaterial to the allocation of distributed and undistributed earnings.

(2)	For the three and six months ended June 30, 2016 and 2015, we had no dilutive shares.
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
A hypothetical 100-basis point increase/decrease in our variable interest rates would increase/decrease the minimum contracted rentals on our portfolio as of June 30, 2016 by $3.5 million and $2.6 million, respectively, over the next twelve months. As of June 30, 2016, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $4.9 million and $3.3 million, respectively, net of amounts received from our interest rate derivatives, over the next twelve months.

ITEM 4.	CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2016. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Issuer Purchases of Equity Securities
In February 2016, our Board of Directors authorized the repurchase of up to $100.0 million of the Company’s common shares. During the second quarter of 2016, we purchased our common shares as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(Dollars in thousands, except per share amounts)
April 1 through April 30	—	$—	—	$100,000
May 1 through May 31	—	—	—	100,000
June 1 through June 30	32,935	18.98	32,935	99,375
Total	32,935	$18.98	32,935	$99,375

(1)
We repurchased an additional 143,639 common shares at a total cost of $2.7 million, including commissions, during July 2016. Under our current repurchase program, we have repurchased an aggregate of 176,574 common shares at an aggregate cost of $3.3 million, including commissions. The remaining dollar value of common shares that may be repurchased under the program is $96.7 million.

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

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	Owned Aircraft Portfolio at June 30, 2016. *

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015; (iv) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2016 and 2015; and (v) Notes to Unaudited Consolidated Financial Statements. *

*Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 4, 2016

AIRCASTLE LIMITED
(Registrant)
By:	/s/ Aaron Dahlke
Aaron Dahlke
Chief Accounting Officer and Authorized Officer