Form 10-Q
period 2016-09-30
Aircastle LTD
filed 2016-11-01
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☑
As of October 28, 2016, there were 78,634,132 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries
Form 10-Q

PART I. — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$656,247	$155,904
Accounts receivable	5,266	8,566
Restricted cash and cash equivalents	54,000	98,137
Restricted liquidity facility collateral	—	65,000
Flight equipment held for lease, net of accumulated depreciation of $1,245,447 and $1,306,024, respectively	6,004,489	5,867,062
Net investment in finance and sales-type leases	265,854	201,211
Unconsolidated equity method investment	67,160	50,377
Other assets	129,840	123,707
Total assets	$7,182,856	$6,569,964

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings, net of debt issuance costs	$1,261,423	$1,146,238
Borrowings from unsecured financings, net of debt issuance costs	3,286,304	2,894,918
Accounts payable, accrued expenses and other liabilities	144,140	131,058
Lease rentals received in advance	61,095	67,327
Liquidity facility	—	65,000
Security deposits	128,109	115,642
Maintenance payments	516,689	370,281
Total liabilities	5,397,760	4,790,464

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $0.01 par value, 250,000,000 shares authorized, 78,634,133 shares issued and outstanding at September 30, 2016; and 80,232,260 shares issued and outstanding at December 31, 2015	786	802
Additional paid-in capital	1,519,849	1,550,337
Retained earnings	268,601	241,574
Accumulated other comprehensive loss	(4,140)	(13,213)
Total shareholders’ equity	1,785,096	1,779,500
Total liabilities and shareholders’ equity	$7,182,856	$6,569,964

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income (Loss)
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Lease rental revenue	$181,975	$188,038	$537,670	$550,023
Finance and sales-type lease revenue	5,354	1,868	13,026	5,352
Amortization of net lease discounts and lease incentives	(521)	(2,113)	(5,419)	(10,288)
Maintenance revenue	6,829	15,726	20,603	55,148
Total lease revenue	193,637	203,519	565,880	600,235
Other revenue	1,015	8,555	2,425	10,700
Total revenues	194,652	212,074	568,305	610,935

Operating expenses:
Depreciation	76,201	85,324	227,918	237,538
Interest, net	61,797	60,381	188,490	184,063
Selling, general and administrative (including non-cash share-based payment expense of $2,059 and $1,424 for the three months ended and $5,796 and $3,981 for the nine months ended September 30, 2016 and 2015, respectively)	15,985	14,032	46,883	42,663
Impairment of aircraft	10,462	78,403	27,185	102,358
Maintenance and other costs	1,834	2,520	5,504	9,126
Total expenses	166,279	240,660	495,980	575,748

Other income (expense):
Gain (loss) on sale of flight equipment	(73)	15,679	14,932	43,034
Other	(210)	70	(136)	341
Total other income (expense)	(283)	15,749	14,796	43,375

Income (loss) from continuing operations before income taxes and earnings of unconsolidated equity method investment	28,090	(12,837)	87,121	78,562
Income tax provision	2,458	2,709	8,782	12,037
Earnings of unconsolidated equity method investment, net of tax	1,805	1,557	5,390	4,563
Net income (loss)	$27,437	$(13,989)	$83,729	$71,088

Earnings (loss) per common share — Basic:
Net income (loss) per share	$0.35	$(0.17)	$1.06	$0.88

Earnings (loss) per common share — Diluted:
Net income (loss) per share	$0.35	$(0.17)	$1.06	$0.88

Dividends declared per share	$0.24	$0.22	$0.72	$0.66

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income (loss)	$27,437	$(13,989)	$83,729	$71,088
Other comprehensive income, net of tax:
Net change in fair value of derivatives, net of tax expense of $0 and $3 for the three months ended and tax expense of $0 and $26 for the nine months ended September 30, 2016 and 2015, respectively	—	272	(1)	708
Net derivative loss reclassified into earnings	705	5,006	9,074	19,349
Other comprehensive income	705	5,278	9,073	20,057
Total comprehensive income (loss)	$28,142	$(8,711)	$92,802	$91,145

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$83,729	$71,088
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	227,918	237,538
Amortization of deferred financing costs	13,567	11,211
Amortization of net lease discounts and lease incentives	5,419	10,288
Deferred income taxes	3,129	(1,455)
Non-cash share-based payment expense	5,796	3,981
Cash flow hedges reclassified into earnings	9,074	19,349
Security deposits and maintenance payments included in earnings	(12,844)	(20,645)
Gain on sale of flight equipment	(14,932)	(43,034)
Impairment of aircraft	27,185	102,358
Other	(4,712)	269
Changes in certain assets and liabilities:
Accounts receivable	1,699	253
Other assets	3,815	(4,382)
Accounts payable, accrued expenses and other liabilities	16,459	14,085
Lease rentals received in advance	2,111	7,566
Net cash provided by operating activities	367,413	408,470
Cash flows from investing activities:
Acquisition and improvement of flight equipment	(792,270)	(1,034,578)
Proceeds from sale of flight equipment	488,749	343,020
Restricted cash and cash equivalents related to sale of flight equipment	17,000	—
Aircraft purchase deposits and progress payments, net of returned deposits and aircraft sales deposits	(14,035)	(4,421)
Net investment in finance and sales-type leases	(78,892)	(24,000)
Collections on finance and sales-type leases	14,413	6,768
Unconsolidated equity method investment and associated costs	(12,686)	—
Other	(812)	(260)
Net cash used in investing activities	(378,533)	(713,471)
Cash flows from financing activities:
Repurchase of shares	(36,573)	(1,960)
Proceeds from secured and unsecured debt financings	999,350	800,000
Repayments of secured and unsecured debt financings	(489,134)	(548,359)
Deferred financing costs	(17,273)	(12,185)
Restricted secured liquidity facility collateral	65,000	—
Liquidity facility	(65,000)	—
Restricted cash and cash equivalents related to financing activities	27,137	14,626
Security deposits and maintenance payments received	123,767	114,644
Security deposits and maintenance payments returned	(37,036)	(28,797)
Other	(2,073)	—
Dividends paid	(56,702)	(53,583)
Net cash provided by financing activities	511,463	284,386
Net increase (decrease) in cash and cash equivalents	500,343	(20,615)
Cash and cash equivalents at beginning of period	155,904	169,656
Cash and cash equivalents at end of period	$656,247	$149,041

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$141,653	$129,696
Cash paid for income taxes	$12,904	$9,665
Supplemental disclosures of non-cash investing activities:
Advance lease rentals, security deposits and maintenance payments assumed in asset acquisitions	$110,472	$8,461
Advance lease rentals, security deposits, and maintenance payments settled in sale of flight equipment	$26,671	$77,624
Transfers from Flight equipment held for lease to Net investment in finance and sales-type leases and Other assets	$140,150	$21,766

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2016

Note 1. Summary of Significant Accounting Policies
Organization and Basis of Presentation
Aircastle Limited (“Aircastle,” the “Company,” “we,” “us” or “our”) is a Bermuda exempted company that was incorporated on October 29, 2004 under the provisions of Section 14 of the Companies Act of 1981 of Bermuda. Aircastle’s business is acquiring, leasing, managing and selling commercial jet aircraft.
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
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure since the balance sheet date of September 30, 2016 through the date on which the consolidated financial statements included in this Form 10-Q were issued.
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
September 30, 2016

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
Recent Accounting Pronouncements
On February 25, 2016, the FASB issued Accounting Standards Codification (“ASC”) 842 (“ASC 842”), “Leases,” which replaced the existing guidance in ASC 840, Leases. The accounting for leases by lessors basically remained unchanged from the concepts that existed in ASC 840 accounting. The FASB decided that lessors would be precluded from recognizing selling profit and revenue at lease commencement for any sales-type or direct finance lease that does not transfer control of the underlying asset to the lessee. This requirement aligns the notion of what constitutes a sale in the lessor accounting guidance with that in the forthcoming revenue recognition standard, which evaluates whether a sale has occurred from the customer’s perspective. The standard will be effective for public entities beginning after December 15, 2018. The standard is applied on a “modified retrospective” basis. We plan to adopt the standard on its required effective date of January 1, 2019. We are evaluating the impact that ASC 842 will have on our consolidated financial statements and related disclosures. We do not believe that the adoption of the standard will significantly impact our existing or potential lessees' economic decisions to lease aircraft.
On May 28, 2014, the FASB and the International Accounting Standards Board (the “IASB”) (collectively, “the Boards”), jointly issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Lease contracts within the scope of ASC 840, Leases, are specifically excluded from ASU No. 2014-09. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. The standard is effective for public entities beginning after December 15, 2017. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. We plan to adopt the standard on its required effective date of January 1, 2018. The standard does not impact the accounting of our lease revenue, but may impact the accounting of our revenue other than lease revenue. While we are still performing our analysis, we do not expect the impact of this standard to be material to our consolidated financial statements and related disclosures.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718). The update amends the guidelines for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for annual and interim periods beginning January 1, 2017, and early adoption is permitted. We plan to adopt the standard on its required effective date of January 1, 2017. We do not believe the standard will have a material impact on our consolidated financial statements and related disclosures.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2016

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
The following tables set forth our financial assets and liabilities as of September 30, 2016 and December 31, 2015 that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

		Fair Value Measurements at September 30, 2016 Using Fair Value Hierarchy
	Fair Value as of September 30, 2016	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$656,247	$656,247	$—	$—	Market
Restricted cash and cash equivalents	54,000	54,000	—	—	Market
Derivative assets	2,073	—	2,073	—	Market
Total	$712,320	$710,247	$2,073	$—

Liabilities:
Derivative liabilities	$—	$—	$—	$—	Income

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2016

		Fair Value Measurements at December 31, 2015 Using Fair Value Hierarchy
	Fair Value as of December 31, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$155,904	$155,904	$—	$—	Market
Restricted cash and cash equivalents	98,137	98,137	—	—	Market
Derivative assets	—	—	—	—	Market
Total	$254,041	$254,041	$—	$—

Liabilities:
Derivative liabilities	$1,283	$—	$1,283	$—	Income
Our cash and cash equivalents, along with our restricted cash and cash equivalents balances, consist largely of money market securities that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy. Our interest rate derivative included in Level 2 consists of United States dollar-denominated interest rate cap, and the fair value is based on market comparisons for similar instruments. We also considered the credit rating and risk of the counterparty providing the interest rate cap based on quantitative and qualitative factors.
For the three and nine months ended September 30, 2016 and the year ended December 31, 2015, we had no transfers into or out of Level 3.
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
Aircraft Valuation
Recoverability Assessment
We completed our annual recoverability assessment of narrow-body aircraft fleet during the third quarter. We also performed aircraft-specific analyses where there were changes in circumstances, such as approaching lease expirations.
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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2016

In our third quarter 2016 assessment, we reduced economic lives and residuals for all six older Boeing 757-200 aircraft as we intend to sell these aircraft at lease end. As a result, during the three months ended September 30, 2016, we recorded impairment charges totaling $2,167 relating to two of these aircraft held as operating leases and impairment losses totaling $2,618 relating to three of these aircraft held as finance leases.
During the second quarter of 2016, we completed our annual recoverability assessment of wide-body and freighter aircraft. As a result of this assessment, we reduced forecasted cash flows for older Airbus A330 aircraft to reflect lower rental expectations given weak demand and increased competition from newer units. As a result, during the three months ended June 30, 2016, we recorded impairment charges totaling $11,670 and maintenance revenue of $4,000 relating to one sixteen year old Airbus A330-200 approaching lease expiry.
In our 2015 assessment, we reduced forecasted future cash flows for our six Boeing 747-400 converted freighter aircraft not subject to sales agreements, all of which were more than twenty years old. Our new forecast reflected the persisting glut of supply in the air cargo market resulting from weak growth in demand combined with the growth in capacity arising from new production air freighters and higher belly capacity in latest generation wide-body passenger aircraft. In addition to these market-wide impacts, our older freighters were affected specifically by the imposition of age limits in certain countries and by lower utilization levels.
As a result, we determined that each of our older converted freighter aircraft was on its last lease, and we reduced our residual value assumptions for these aircraft and expected to scrap them following lease expiry. During the third quarter of 2015, we therefore impaired four of these aircraft, which had an aggregate net book value as of August 31, 2015 of $115,888, writing down their book values by a total of $34,575, with a fair value date of September 1, 2015. For one of these aircraft, we recorded maintenance revenue of $5,858, as we no longer planned to reinvest these funds.

Other Impairments
During the three months ended September 30, 2016, we reduced forecasted cash flows for three Boeing 747-400 freighter aircraft due to a change in planned engine maintenance events. These three aircraft are nearing the end of their economic lives and leases. As a result, we recorded impairment charges totaling $5,450, maintenance revenue of $5,596 and reversed lease incentives of $2,361.
Also during the three months ended September 30, 2016, we impaired one Airbus A321-200 aircraft for which we had a sales agreement, resulting in an impairment charge of $1,712. This aircraft was classified as Held for sale in Other assets at September 30, 2016 and sold for its recorded value in October 2016.
During the three months ended June 30, 2016, we entered into an agreement to sell two older Boeing 747-400 freighter aircraft to the lessee resulting in an impairment charge of $5,053. These two aircraft were classified as Held for sale at June 30, 2016 in Other assets and were subsequently sold in July 2016.
In September 2015, Malaysian Airline System (“MAS”) informed us that it was effectively rejecting the lease on our Boeing 777-200ER aircraft as part of its restructuring. This aircraft, which was manufactured in 1998, was the only one of its type in our fleet and the only aircraft we had on lease to MAS. We repossessed it in October 2015. We reduced the carrying value of this aircraft to our best estimate of scrap value. This write-down resulted in an impairment charge of $37,770, partially offset by $1,200 of other revenue from a letter of credit we drew following the lease rejection. This aircraft was sold during the second quarter of 2016.
Also in September 2015, we modified the lease agreement with respect to one Airbus A321-200 aircraft. We elected not to reinvest in certain major maintenance events during the lease term, and the lessee agreed to release its rights to certain maintenance payments. As a result, we recorded an impairment charge of $6,058 and maintenance revenue of $7,109 for this aircraft.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2016

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
The carrying amounts and fair values of our financial instruments at September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016		December 31, 2015
	Carrying Amount of Liability	Fair Value of Liability	Carrying Amount of Liability	Fair Value of Liability
Securitizations	$—	$—	$125,366	$123,696
Credit Facilities	120,000	120,000	225,000	225,000
ECA Financings	315,687	333,224	404,491	422,640
Bank Financings	967,519	985,085	636,970	653,699
Senior Notes	3,200,000	3,417,500	2,700,000	2,832,125
All of our financial instruments are classified as Level 2 with the exception of our Senior Notes, which are classified as Level 1.
Note 3. Lease Rental Revenues and Flight Equipment Held for Lease
Minimum future annual lease rentals contracted to be received under our existing operating leases of flight equipment at September 30, 2016 were as follows:

Year Ending December 31,	Amount
Remainder of 2016	$180,010
2017	676,274
2018	613,221
2019	523,645
2020	435,969
Thereafter	1,290,828
Total	$3,719,947

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2016

Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Region	2016	2015	2016	2015
Asia and Pacific	40%	43%	40%	42%
Europe	22%	28%	23%	28%
South America	19%	16%	19%	15%
Middle East and Africa	12%	9%	12%	9%
North America	7%	4%	6%	6%
Total	100%	100%	100%	100%

The classification of regions in the tables above and in the table and discussion below is determined based on the principal location of the lessee of each aircraft.

The following table shows the number of lessees with lease rental revenue of at least 5% and their combined total percentage of lease rental revenue for the years indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue
Largest lessees by lease rental revenue	4	25%	2	12%	4	25%	3	17%
The following table sets forth revenue attributable to individual countries representing at least 10% of total revenue (including maintenance revenue) in any year based on each lessee’s principal place of business for the years indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Country	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Indonesia(1)	$21,745	11%	$—	—%	$61,195	11%	$—	—%
_______________

(1)	Total revenue attributable to Indonesia was less than 10% for the three and nine months ended September 30, 2015.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2016

Geographic concentration of net book value of flight equipment (includes net book value of flight equipment held for lease and net investment in finance and sales-type leases) was as follows:

	September 30, 2016			December 31, 2015
Region	Number of Aircraft		Net Book Value %	Number of Aircraft		Net Book Value %
Asia and Pacific	55		39%	49		39%
Europe	57		22%	64		26%
South America	23		19%	22		19%
Middle East and Africa	14		11%	9		10%
North America	24		8%	17		6%
Off-lease	2	(1)	1%	1	(2)	—%
Total	175		100%	162		100%

_______________

(1)	Consisted of two Boeing 737-800 aircraft delivered to a customer in China in October 2016.

(2)	Consisted of one Boeing 777-200ER aircraft sold during the second quarter of 2016.

The following table sets forth net book value of flight equipment (includes net book value of flight equipment held for lease and net investment in finance and sales-type leases) attributable to individual countries representing at least 10% of net book value of flight equipment based on each lessee’s principal place of business as of:

	September 30, 2016			December 31, 2015
Region	Net Book Value	Net Book Value %	Number of Lessees	Net Book Value	Net Book Value %	Number of Lessees
Indonesia	$721,704	12%	3	$661,178	11%	3
At September 30, 2016 and December 31, 2015, the amounts of lease incentive liabilities recorded in maintenance payments on our Consolidated Balance Sheets were $15,629 and $21,432, respectively.
Note 4. Net Investment in Finance and Sales-Type Leases
At September 30, 2016, our net investment in finance and sales-type leases consisted of fourteen aircraft: eight aircraft leased to two customers in the United States, one aircraft leased to a customer in the Netherlands, three aircraft leased to two customers in Germany, one aircraft leased to a customer in Spain and one aircraft leased to a customer in Sri Lanka. The following table lists the components of our net investment in finance and sales-type leases at September 30, 2016:

Amount
Total lease payments to be received	$190,005
Less: Unearned income	(84,096)
Estimated residual values of leased flight equipment (unguaranteed)	159,945
Net investment in finance and sales-type leases	$265,854

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2016

At September 30, 2016, minimum future lease payments on finance and sales-type leases are as follows:

Year Ending December 31,	Amount
Remainder of 2016	$8,844
2017	34,433
2018	27,419
2019	27,249
2020	26,843
Thereafter	65,217
Total lease payments to be received	$190,005
Note 5. Unconsolidated Equity Method Investment
On December 19, 2013, the Company and an affiliate of Ontario Teachers’ Pension Plan (“Teachers’”) formed a joint venture (“Lancaster”), in which we hold a 30% equity interest, to invest in leased aircraft. Teachers’ holds 10.0% of our outstanding common shares. In March 2016, we sold four Airbus A320-200 aircraft for approximately $100,000 to Lancaster; these transactions were approved by our Audit Committee as arm’s length transactions under our related party policy.
On February 23, 2016, through the Company’s relationship with Marubeni Corporation, we established a new joint venture (“IBJ Air”) with the leasing arm of the Industrial Bank of Japan, Limited (“IBJL”). IBJ Air is targeted at new narrow-body aircraft leased to premier airlines providing Aircastle with increased access to this market sector and to these customers. During the nine months ended September 30, 2016, we sold two Airbus A320 family aircraft for approximately $50,000 to IBJ Air, in which we hold a 25% equity interest.
None of these joint ventures qualifies for consolidated accounting treatment. The assets and liabilities of Lancaster and IBJ Air are not included in our Consolidated Balance Sheets and we record our net investment under the equity method of accounting. We source and service investments for Lancaster and IBJ Air and provide marketing, asset management and administrative services to them. We are paid market-based fees for those services, which are recorded in Other revenue in our Consolidated Statements of Income. The Company has recorded in its Consolidated Balance Sheet a $7,705 guarantee liability in Maintenance payments and a $5,100 guarantee liability in Security deposits representing its share of the respective exposures.
At September 30, 2016, the net book value of our two joint ventures’ eleven aircraft was approximately $629,000.

Amount
Investment in joint ventures at December 31, 2015	$50,377
Investment in joint ventures	13,422
Earnings from joint ventures, net of tax	5,390
Distributions	(2,029)
Investment in joint ventures at September 30, 2016	$67,160

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2016

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
The only assets that the Air Knight VIEs have on their books are financing leases that are eliminated in the consolidated financial statements. The related aircraft, with a net book value as of September 30, 2016 of $521,007, were included in our flight equipment held for lease. The consolidated debt outstanding, net of debt issuance costs, of the Air Knight VIEs as of September 30, 2016 is $306,103.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2016

Note 7. Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured term debt financings are as follows:

	At September 30, 2016				At December 31, 2015
Debt Obligation	Outstanding Borrowings	Number of Aircraft	Interest Rate(1)	Final Stated Maturity	Outstanding Borrowings
Secured Debt Financings:
Securitization No. 2	$—	—	—%	—	$125,366
ECA Financings(2)	315,687	7	3.02% to 3.96%	12/3/21 to 11/30/24	404,491
Bank Financings(3)(4)	967,519	29	1.52% to 5.09%	10/26/17 to 01/19/26	636,970
Less: Debt Issuance Costs	(21,783)	—			(20,589)
Total secured debt financings, net of debt issuance costs	1,261,423	36			1,146,238

Unsecured Debt Financings:
Senior Notes due 2017	500,000		6.75%	04/15/17	500,000
Senior Notes due 2018	400,000		4.625%	12/05/18	400,000
Senior Notes due 2019	500,000		6.250%	12/01/19	500,000
Senior Notes due 2020	300,000		7.625%	04/15/20	300,000
Senior Notes due 2021	500,000		5.125%	03/15/21	500,000
Senior Notes due 2022	500,000		5.50%	02/15/22	500,000
Senior Notes due 2023	500,000		5.00%	04/01/23	—
DBJ Term Loan	120,000		2.653%	04/28/19	—
Revolving Credit Facility	—		N/A	05/13/20	225,000
Less: Debt Issuance Costs	(33,696)				(30,082)
Total unsecured debt financings, net of debt issuance costs	3,286,304				2,894,918

Total secured and unsecured debt financings, net of debt issuance costs	$4,547,727				$4,041,156

(1)
Reflects the floating rate in effect at the applicable reset date plus the margin for our DBJ Term Loan, six of our Bank Financings and our Revolving Credit Facility. All other financings have a fixed rate.

(2)	The borrowings under these financings at September 30, 2016 have a weighted-average rate of interest of 3.53%.

(3)	The borrowings under these financings at September 30, 2016 have a weighted-average fixed rate of interest of 3.22%.

(4)
In September 2016, we purchased an interest rate cap for $2,283 to hedge approximately 70% of our floating rate interest exposure. The interest rate cap is set at 2% and has a starting notional balance of $430,000 and reduces over time to $215,000. The cap matures in September 2021.

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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2016

Bank Financings
In June 2016, we entered into a seven-year, full recourse $434,250 floating rate financing with BNP Paribas, Credit Agricole Corporate and Investment Bank and certain other banks for eighteen aircraft. As of September 30, 2016, we funded sixteen aircraft with an outstanding balance of $372,784 under this facility.  Funding for the final two aircraft was in October 2016 for $54,900.

Unsecured Debt Financings:
DBJ Term Loan
In March 2016, we entered into a $120,000 floating rate three-year term loan commitment with Development Bank of Japan Inc. and certain other banks (the “DBJ Term Loan”). This loan was funded in April 2016.
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
Revolving Credit Facility
On March 29, 2016, we increased the size of our unsecured Revolving Credit Facility from $600,000 to $675,000 and extended its maturity by one year to May 2020. At September 30, 2016, we had no amounts outstanding under this facility.
As of September 30, 2016, we are in compliance with all applicable covenants in all of our financings.
Note 8. Shareholders' Equity and Share-Based Payment
Performance Stock Units
During the nine months ended September 30, 2016, the Company issued performance share units (“PSUs”) to certain employees. These awards were made under the Aircastle Limited 2014 Omnibus Incentive Plan. The PSUs are denominated in share units without dividend rights, each of which is equivalent to one common share, and are subject to performance conditions and time vesting.
The PSUs vest at the end of a three year period which ends on December 31, 2018. Half of the PSUs vest on achieving relative total stockholder return goals (the "TSR PSUs") while the other half vest on attaining annual Adjusted Return on Equity goals (the "AROE PSUs"). The table below shows the PSU awards granted during the nine months ended September 30, 2016, including the number of common shares underlying the awards at the time of grant:

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2016

	Minimum	Target	Maximum
TSR PSUs	—	143,414	286,828
AROE PSUs	—	143,409	286,818
Total	—	286,823	573,646
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
The number of shares vesting from the AROE PSUs at the end of the three-year performance period will depend on the Company’s Adjusted Return on Equity as measured against the targets set by the Compensation Committee annually during the performance period, consistent with the business plan approved by the Board. The maximum number of AROE PSUs for 2016 is 95,607. The fair value of the 2016 AROE PSUs was determined based on the closing market price of the Company’s common shares on the date of grant reduced by the present value of expected dividends to be paid. The number of shares that will ultimately vest will range from 0% to 200% of the target AROE PSUs.
During the nine months ended September 30, 2016, the Company granted a target of 191,216 PSUs of which 143,414 are TSR PSUs and 47,802 are AROE PSUs. The remaining 95,607 of target AROE PSUs will be considered granted upon the Compensation Committee’s setting the target AROE for the respective period. The following table summarizes the activities for our unvested PSUs for the nine months ended September 30, 2016:

	Unvested Performance Stock Units
	Target Number of Shares of TSR PSUs	Target Number of Shares of AROE PSUs	TSR PSUs Weighted Fair Value at Grant Date Using a Monte Carlo Simulation Model ($)	AROE PSUs Weighted Fair Value Equal to Adjusted Closing Stock Price on Date of Grant ($)
Unvested at December 31, 2015	—	—	$—	$—
Granted	143,414	47,802	25.07	19.18
Unvested as of September 30, 2016	143,414	47,802	$25.07	$19.18
Expected to vest after September 30, 2016	143,414	47,802	$25.07	$19.18

The Company incurred share-based compensation expense related to PSUs of $852 for the nine months ended September 30, 2016. As of September 30, 2016, there was $3,660 of unrecognized compensation cost related to unvested stock-based payments granted to certain employees that is expected to be recognized over a weighted-average remaining period of 2.3 years.
During the first nine months of 2016, we acquired 1,827,352 common shares at an aggregate cost of $34,423, including commissions, under the repurchase program approved by the Company’s Board of Directors on February 9, 2016. As of September 30, 2016, the dollar value of common shares remaining under this program is $96,656. We also repurchased 102,927 shares totaling $2,150 from our employees and directors to settle tax obligations related to share vesting.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2016

Note 9. Dividends
The following table sets forth the quarterly dividends declared by our Board of Directors for the periods covered in this report:

Declaration Date	Dividend per Common Share	Aggregate Dividend Amount	Record Date	Payment Date
August 2, 2016	$0.24	$18,872	August 26, 2016	September 15, 2016
May 2, 2016	$0.24	$18,915	May 31, 2016	June 15, 2016
February 9, 2016	$0.24	$18,915	February 29, 2016	March 15, 2016
October 30, 2015	$0.24	$19,377	November 30, 2015	December 15, 2015
August 4, 2015	$0.22	$17,860	August 31, 2015	September 15, 2015
Note 10. Earnings (Loss) Per Share
We include all common shares granted under our incentive compensation plan which remain unvested (“restricted common shares”) and contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (“participating securities”), in the number of shares outstanding in our basic earnings (loss) per share calculations using the two-class method. All of our restricted common shares are currently participating securities.
Under the two-class method, earnings (loss) per common share is computed by dividing the sum of distributed earnings allocated to common shareholders and undistributed earnings allocated to common shareholders by the weighted-average number of common shares outstanding for the period. In applying the two-class method, distributed and undistributed earnings are allocated to both common shares and restricted common shares based on the total weighted-average shares outstanding during the period. Because the holders of the participating restricted common shares were not contractually required to share in the Company’s losses, in applying the two-class method to compute the basic and diluted net loss per common share, no allocation to restricted common shares was made for the three ended September 30, 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted-average shares:
Common shares outstanding	77,989,933	80,566,400	78,230,011	80,565,754
Restricted common shares	680,249	645,427	646,299	604,179
Total weighted-average shares	78,670,182	81,211,827	78,876,310	81,169,933

Percentage of weighted-average shares:
Common shares outstanding	99.14%	99.21%	99.18%	99.26%
Restricted common shares	0.86%	0.79%	0.82%	0.74%
Total percentage of weighted-average shares	100.00%	100.00%	100.00%	100.00%

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2016

The calculations of both basic and diluted earnings (loss) per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Earnings (loss) per share – Basic:
Net income (loss)	$27,437	$(13,989)	$83,729	$71,088
Less: Distributed and undistributed earnings allocated to restricted common shares(1)	(237)	—	(686)	(529)
Earnings (loss) available to common shareholders – Basic	$27,200	$(13,989)	$83,043	$70,559

Weighted-average common shares outstanding – Basic	77,989,933	80,566,400	78,230,011	80,565,754

Earnings (loss) per common share – Basic	$0.35	$(0.17)	$1.06	$0.88

Earnings (loss) per share – Diluted:
Net income (loss)	$27,437	$(13,989)	$83,729	$71,088
Less: Distributed and undistributed earnings allocated to restricted common shares(1)	(237)	—	(686)	(529)
Earnings (loss) available to common shareholders – Diluted	$27,200	$(13,989)	$83,043	$70,559

Weighted-average common shares outstanding – Basic	77,989,933	80,566,400	78,230,011	80,565,754
Effect of dilutive shares(2)	32,235	—	35,804	—
Weighted-average common shares outstanding – Diluted	78,022,168	80,566,400	78,265,815	80,565,754

Earnings (loss) per common share – Diluted	$0.35	$(0.17)	$1.06	$0.88

(1)
For the three months ended September 30, 2016, distributed and undistributed earnings to restricted shares are 0.86%, of net income. For the nine months ended September 30, 2016 and 2015, distributed and undistributed earnings to restricted shares are 0.82% and 0.74% of net income, respectively. The amount of restricted share forfeitures for all periods present is immaterial to the allocation of distributed and undistributed earnings.

(2)
For the three and nine months ended September 30, 2016, dilutive shares represented contingently issuable shares related to the Company’s PSUs. For the three and nine months ended September 30, 2015, we had no dilutive shares.

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
The sources of income (loss) from continuing operations before income taxes and earnings of unconsolidated equity method investment for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
U.S. operations	$(92)	$597	$1,652	$1,817
Non-U.S. operations	28,182	(13,434)	85,469	76,745
Total	$28,090	$(12,837)	$87,121	$78,562

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2016

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
The consolidated income tax expense for the three and nine months ended September 30, 2016 and 2015 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2016 and 2015, respectively.
The Company’s effective tax rate for the three and nine months ended September 30, 2016 was 8.8% and 10.1%, respectively, compared to (21.1)% and 15.3% for the three and nine months ended September 30, 2015. Movements in the effective tax rates are generally caused by changes in the proportion of the Company’s pre-tax earnings in taxable and non-tax jurisdictions.
Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Notional U.S. federal income tax expense (benefit) at the statutory rate	$9,831	$(4,493)	$30,492	$27,497
U.S. state and local income tax, net	14	57	139	167
Non-U.S. operations:
Bermuda	(6,025)	6,696	(16,687)	(9,199)
Ireland	82	2,500	2,155	(407)
Singapore	(823)	(1,385)	(4,874)	(4,116)
Other	(752)	(860)	(2,835)	(2,439)
Non-deductible expenses in the U.S.	133	205	418	566
Other	(2)	(11)	(26)	(32)
Income tax provision	$2,458	$2,709	$8,782	$12,037

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2016

Note 12. Interest, Net
The following table shows the components of interest, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities(1)	$57,589	$51,428	$166,692	$153,076
Hedge ineffectiveness losses	—	215	—	509
Amortization of interest rate derivatives related to deferred losses	705	5,006	9,074	19,349
Amortization of deferred financing fees and debt discount(2)	4,097	3,746	13,567	11,211
Interest expense	62,391	60,395	189,333	184,145
Less interest income	(546)	(14)	(768)	(82)
Less capitalized interest	(48)	—	(75)	—
Interest, net	$61,797	$60,381	$188,490	$184,063

(1)	For the three and nine months ended September 30, 2016, includes $0 and $1,509, respectively, in loan termination fees related to the sale of one aircraft.

(2)	For the three and nine months ended September 30, 2016, includes $0 and $1,972, respectively, in deferred financing fees written off related to the sale of one aircraft.
Note 13. Commitments and Contingencies
At September 30, 2016, we had commitments to acquire 36 aircraft for $1,322,989, including 25 Embraer E-2 aircraft.
Commitments, including $140,717 of progress payments, contractual price escalations and other adjustments for these aircraft, at September 30, 2016, net of amounts already paid, are as follows:

Year Ending December 31,	Amount
Remainder of 2016	$241,761
2017	170,253
2018	258,179
2019	293,756
2020	216,847
Thereafter	142,193
Total	$1,322,989
Note 14. Other Assets
The following table describes the principal components of other assets on our Consolidated Balance Sheets as of:

	September 30, 2016	December 31, 2015
Deferred federal income tax asset	$1,590	$1,362
Lease incentives and lease premiums, net of amortization of $36,652 and $31,623, respectively	78,334	86,874
Flight equipment held for sale(1)	17,701	12,901
Other assets	32,215	22,570
Total other assets	$129,840	$123,707

(1)	In October 2016, we sold one Airbus A321-200 aircraft.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2016

Note 15. Accounts Payable, Accrued Expenses and Other Liabilities
The following table describes the principal components of accounts payable, accrued expenses and other liabilities recorded on our Consolidated Balance Sheets as of:

	September 30, 2016	December 31, 2015
Accounts payable and accrued expenses	$23,722	$34,457
Deferred federal income tax liability	38,627	35,269
Accrued interest payable	64,105	37,606
Lease discounts, net of amortization of $26,544 and $19,403, respectively	17,686	22,443
Fair value of derivative liabilities	—	1,283
Total accounts payable, accrued expenses and other liabilities	$144,140	$131,058

Note 16. Accumulated Other Comprehensive Loss
The following table describes the principal components of accumulated other comprehensive loss recorded on our Consolidated Balance Sheets:

Changes in accumulated other comprehensive loss by component(1)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Beginning balance	$(4,845)	$(23,681)	$(13,213)	$(38,460)
Amounts recognized in other comprehensive loss on derivatives, net of tax expense of $0 and $10 for the three months ended and tax expense of $0 and $10 for the nine months ended September 30, 2016 and 2015, respectively	—	(545)	(690)	(1,940)
Amounts reclassified from accumulated other comprehensive loss into income, net of tax expense of $0 and benefit of $7 for the three months ended and tax expense of $0 and $16 for the nine months ended September 30, 2016 and 2015, respectively	705	5,823	9,763	21,997
Net current period other comprehensive income	705	5,278	9,073	20,057
Ending balance	$(4,140)	$(18,403)	$(4,140)	$(18,403)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.

Reclassifications from accumulated other comprehensive loss(1)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Amount of effective amortization of net deferred interest rate derivative losses(2)	$705	$5,006	$9,074	$19,349
Effective amount of net settlements of interest rate derivatives, net of tax expense of $0 and benefit of $7 for the three months ended and tax expense of $0 and $16 for the nine months ended September 30, 2016 and 2015, respectively	—	817	689	2,648
Amount of loss reclassified from accumulated other comprehensive loss into income	$705	$5,823	$9,763	$21,997

(1) All amounts are net of tax.
(2) Included in interest expense.
At September 30, 2016, the amount of deferred net loss expected to be reclassified from OCI into interest expense over the next twelve months related to our terminated interest rate derivatives is $2,312.

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

OVERVIEW
Aircastle acquires, leases, and sells commercial jet aircraft to airlines throughout the world. As of September 30, 2016, we owned and managed on behalf of our joint ventures 186 aircraft leased to 65 lessees located in 35 countries. Eleven of these aircraft are managed for our joint ventures with Teachers’ and IBJL. Our aircraft are managed by an experienced team based in the United States, Ireland and Singapore. Our aircraft are subject to net leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs, although in a majority of cases, we are obligated to pay a portion of specified maintenance or modification costs. As of September 30, 2016, the net book value of our flight equipment and finance lease aircraft was $6.27 billion compared to $6.07 billion at December 31, 2015. Our revenues and net income for the three and nine months ended September 30, 2016 were $194.7 million and $27.4 million, and $568.3 million and $83.7 million, respectively.
Growth in commercial air traffic is broadly correlated with world economic activity and in recent years, has been expanding at a rate one and a half to two times that of global GDP growth. The expansion of air travel has driven a rise in the world aircraft fleet. There are currently 19,000 commercial mainline passenger and freighter aircraft in operation worldwide. This fleet is expected to continue expanding at an average annual rate of three to four percent over the next twenty years. In addition, aircraft leasing companies own an increasing share of the world’s commercial jet aircraft and now account for approximately 40% of this fleet.
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
Air traffic data for the past several years has shown strong passenger market growth.  According to the International Air Transport Association, during the first eight months of 2016, global passenger traffic increased 5.8% compared to the same period in 2015.  This strong growth was, in part, stimulated by lower air fare prices resulting from the significant drop in fuel prices. Air cargo demand, which is more sensitive to economic conditions, appears to have stabilized. During the first eight months of 2016, air cargo traffic increased 1.4% compared to the same period in 2015, but capacity increased 5.6%, further depressing load factors. This market continues to be hampered by oversupply arising from the rapid growth in belly cargo capacity in passenger aircraft as well as the production of dedicated freighter aircraft.
Demand for air travel varies considerably by region. Emerging market economies have generally been experiencing significant increases in air traffic, driven by rising levels of per capita income. Air traffic growth in some regions is being driven by the proliferation of low cost carriers, which have stimulated demand through lower prices, and by the expansion of long-haul "hub and spoke" traffic, such as that flowing through the Persian Gulf. Mature markets, such as North America and Western Europe, are likely to grow more slowly in tandem with their economies. Airlines operating in areas with political instability or weakening economies, such as those in Russia, Brazil, and now Turkey, are under pressure, and their near-term outlook is more uncertain. On balance, we believe air travel will increase over time, and as a result, we expect demand for modern aircraft will continue to remain strong over the long-term.
Low fuel prices and record low interest rates are having substantial effects on our industry. With jet fuel at less than half its cost compared to three years ago, airlines have been able to reduce ticket prices and stimulate aircraft traffic while retaining enough of this benefit to achieve record profit levels. We believe the prospect of fuel prices remaining low for some time is shifting lease pricing among different types of aircraft, generally to the detriment of newer, more fuel efficient aircraft with higher capital costs. At the same time, low interest rates and strong overall industry performance is drawing significant capital to our business and increasing competition for new investments.
Capital availability for aircraft has varied over time, and we consider this variability to be a basic characteristic of our business. If pursued properly, this represents an important source of opportunity. Both debt and equity markets have improved globally over the past several years with the recovery from the global financial crisis. Strong U.S. debt capital market conditions benefited borrowers by permitting access to financing at historic lows while higher fees have driven down export credit agency (“ECA”) demand. Recently, ECA availability has been curtailed, both in the U.S. and in Europe, due to political issues and an investigation into possible irregularities, respectively. Commercial bank debt continues to play a critical role for aircraft finance, although we believe regulatory pressures will ultimately limit its role.
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
We believe our business approach is differentiated from those of other large leasing companies. Our investment strategy is to seek out the best risk-adjusted return opportunities across the commercial jet market, so our acquisition targets and growth rates vary with market conditions. We prefer to have capital resources available to capture investment opportunities that arise in the context of changing market circumstances. As such, we limit large, long-term capital commitments and are therefore much less reliant on orders for new aircraft from aircraft manufacturers as a source of new investments. In general, we focus on discerning investment value in situations that are often more bespoke and generally less competitive.
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

•
Originating investments from many different sources across the globe. Our strategy is to seek out worthwhile investments broadly leveraging our team’s wide range of contacts around the world. We utilize a multi-channel approach to sourcing acquisitions and have purchased aircraft from a large number of airlines, lessors, original equipment manufacturers, lenders and other aircraft owners. Since our formation in 2004, we have acquired aircraft from 80 different sellers.

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

•
Maintaining efficient access to capital from a wide set of sources while targeting an investment grade credit rating. We believe the aircraft investment market is subject to forces related to the business cycle and our strategy is to increase our purchase activity when prices are low and to emphasize asset sales when competition for assets is high. To implement this approach, we believe it is very important to maintain access to a wide variety of financing sources. Our strategy is to improve our corporate credit ratings to an investment grade level by maintaining strong portfolio and capital structure metrics while achieving a critical size through accretive growth. We believe improving our credit rating will not only reduce our borrowing costs but also facilitate more reliable access to both secured and unsecured debt capital throughout the business cycle.

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

•
Intending to pay quarterly dividends to our shareholders based on the Company’s sustainable earnings levels. Aircastle has paid dividends each quarter since our initial public offering in 2006. On August 2, 2016, our Board of Directors declared a regular quarterly dividend of $0.24 per common share, or an aggregate of $18.9 million for the three months ended September 30, 2016, which was paid on September 15, 2016 to holders of record on August 26, 2016. These dividends may not be indicative of the amount of any future dividends. Our ability to pay quarterly dividends will depend upon many factors, including those as described in Item 1A. “Risk Factors” and elsewhere in our 2015 Annual Report on Form 10-K.

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
2016 Lease Expirations and Lease Placements
At September 30, 2016, we had two aircraft scheduled to come off lease during 2016 for which we have not yet secured a lease or sales commitments. We have since secured a lease commitment for one of these aircraft and a sale commitment for the other.

2017-2020 Lease Expirations and Lease Placements
Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in the period 2017-2020, representing the percentage of our net book value of flight equipment (including flight equipment held for lease and net investment in finance and sales-type leases) at September 30, 2016, specified below:

•	2017: 16 aircraft, representing 8%;

•	2018: 15 aircraft, representing 11%;

•	2019: 17 aircraft, representing 11%; and

•	2020: 24 aircraft, representing 8%.
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
Income Tax Provision
We obtained an assurance from the Minister of Finance of Bermuda under the Exempted Undertakings Tax Protection Act 1966 that, in the event any legislation is enacted in Bermuda imposing any tax computed on profits or income, or computed on any capital asset, gain or appreciation or any tax in the nature of estate duty or inheritance tax, such tax shall not, until March 2035, be applicable to us or to any of our operations or to our shares, debentures or other obligations except insofar as such tax applies to persons ordinarily resident in Bermuda or to any taxes payable by us in respect of real property owned or leased by us in Bermuda. Consequently, the provision for income taxes recorded relates to income earned by certain subsidiaries of the Company which are located in, or earn income in, jurisdictions that impose income taxes, primarily Ireland, Singapore and the United States.
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
Acquisitions and Sales
During the first nine months of 2016, we acquired 32 aircraft for $961.1 million. At September 30, 2016, we had commitments to acquire 36 additional aircraft for $1.32 billion, including the acquisition of 25 new E-Jet E-2 aircraft from Embraer, which are scheduled to deliver in 2018 to 2021. As of October 28, 2016, we have commitments to acquire 37 aircraft for $1.36 billion.
During the first nine months of 2016, we sold nineteen aircraft and other flight equipment for $488.7 million, which resulted in a net gain of $14.9 million.

The following table sets forth certain information with respect to the aircraft owned by us as of September 30, 2016:
AIRCASTLE AIRCRAFT INFORMATION (dollars in millions)

Owned Aircraft	As of September 30, 2016(1)	As of September 30, 2015(1)
Flight Equipment	$6,270	$6,007
Unencumbered Flight Equipment(2)	$4,343	$3,722
Number of Aircraft	175	160
Number of Unencumbered Aircraft(2)	139	109
Number of Lessees	65	51
Number of Countries	35	32
Weighted Average Age (years)(3)	7.6	7.7
Weighted Average Remaining Lease Term (years)(3)	5.3	5.9
Weighted Average Fleet Utilization during the three months ended September 30, 2016 and 2015(4)	98.2%	99.9%
Weighted Average Fleet Utilization during the nine months ended September 30, 2016 and 2015(4)	98.9%	99.2%
Portfolio Yield for the three months ended September 30, 2016 and 2015(5)	12.4%	12.7%
Portfolio Yield for the nine months ended September 30, 2016 and 2015(5)	12.4%	12.7%

Managed Aircraft
Flight Equipment	$629	$489
Number of Aircraft	11	5

(1)	Calculated using net book value of flight equipment held for lease and net investment in finance and sales-type leases at period end.

(2)	At September 30, 2016, includes two aircraft with a net book value of $76.3 million that secure our ACS 2016 Bank Financing.

(3)	Weighted by net book value.

(4)	Aircraft on-lease days as a percent of total days in period weighted by net book value.

(5)
Lease rental revenue, interest income and cash collections on our net investment in finance and sales-type leases for the period as a percent of the average net book value of flight equipment held for lease and net investment in finance and sales-type leases for the period; quarterly information is annualized. Based on the growing level of finance and sales-type lease revenue, management revised the calculation of portfolio yield to include our net investment in finance and sales-type leases in the average net book value and to include the interest income and cash collections on our net investment in finance and sales-type leases in lease rentals.

Our owned aircraft portfolio as of September 30, 2016 is listed in Exhibit 99.1 to this report.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of September 30, 2016			Owned Aircraft as of September 30, 2015
	Number of Aircraft		% of Net Book Value(1)	Number of Aircraft		% of Net Book Value(1)
Aircraft Type
Passenger:
Narrow-body	134		52%	113		44%
Wide-body	32		40%	34		44%
Total Passenger	166		92%	147		88%
Freighter	9		8%	13		12%
Total	175		100%	160		100%

Manufacturer
Airbus	87		50%	85		53%
Boeing	83		48%	70		45%
Embraer	5		2%	5		2%
Total	175		100%	160		100%

Regional Diversification
Asia and Pacific	55		39%	54		42%
Europe	57		22%	66		27%
South America	23		19%	18		17%
Middle East and Africa	14		11%	6		9%
North America	24		8%	15		5%
Off-lease	2	(2)	1%	1	(3)	—%
Total	175		100%	160		100%

(1)	Calculated using net book value of flight equipment held for lease and net investment in finance and sales-type leases at period end.

(2)	Consisted of two Boeing 737-800 aircraft delivered to a customer in China in October 2016.

(3)	Consisted of one Boeing 777-200ER aircraft sold in the second quarter of 2016.

Our largest customer represents 7.2% of the net book value of flight equipment held for lease (includes net book value of flight equipment held for lease and net investment in finance and sales-type leases) at September 30, 2016. Our top fifteen customers for aircraft we owned at September 30, 2016, representing 82 aircraft and 63% of the net book value of flight equipment held for lease, are as follows:

Percent of Net Book Value	Customer	Country	Number of Aircraft
Greater than 6% per customer	Lion Air	Indonesia	13
	Avianca Brazil	Brazil	10

3% to 6% per customer	LATAM	Chile	3
	South African Airways	South Africa	4
	Thai Airways	Thailand	2
	Singapore Airlines	Singapore	4
	AirAsia X	Malaysia	3
	Air Berlin	Germany	11
	Emirates	United Arab Emirates	2
	AirBridgeCargo(1)	Russia	2
	Jet Airways	India	8
	Iberia	Spain	11
	Garuda	Indonesia	4

Less than 3% per customer	Avianca	Colombia	2
	Air Canada	Canada	3

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
See “Liquidity and Capital Resources” below.

RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2016 to the three months ended September 30, 2015:

	Three Months Ended September 30,
	2016	2015
	(Dollars in thousands)
Revenues:
Lease rental revenue	$181,975	$188,038
Finance and sales-type lease revenue	5,354	1,868
Amortization of net lease discounts and lease incentives	(521)	(2,113)
Maintenance revenue	6,829	15,726
Total lease revenue	193,637	203,519
Other revenue	1,015	8,555
Total revenues	194,652	212,074
Operating expenses:
Depreciation	76,201	85,324
Interest, net	61,797	60,381
Selling, general and administrative	15,985	14,032
Impairment of aircraft	10,462	78,403
Maintenance and other costs	1,834	2,520
Total operating expenses	166,279	240,660
Other income (expense):
Gain (loss) on sale of flight equipment	(73)	15,679
Other	(210)	70
Total other income (expense)	(283)	15,749
Income (loss) from continuing operations before income taxes and earnings of unconsolidated equity method investment	28,090	(12,837)
Income tax provision	2,458	2,709
Earnings of unconsolidated equity method investment, net of tax	1,805	1,557
Net income (loss)	$27,437	$(13,989)
Revenues
Total revenues decreased by 8.2%, or $17.4 million, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.
Lease rental revenue. The decrease in lease rental revenue of $6.1 million for the three months ended September 30, 2016, as compared to the same period in 2015, was primarily the result of decreases in revenue of:

•	$26.4 million due to sales of 35 aircraft since September 30, 2015; and

•	$8.5 million due to lease extensions, amendments, transitions and other changes.
These decreases were partially offset by a $28.8 million increase in revenue reflecting the impact of 28 aircraft purchased in 2016 and sixteen aircraft purchased in 2015.
Finance and sales-type lease revenue. For the three months ended September 30, 2016, $5.4 million of interest income from finance and sales-type leases was recognized, as compared to $1.9 million of interest income from finance and sales-type leases recorded for the same period in 2015, due to the addition of seven aircraft over the last twelve months, partially offset by the sale of one aircraft over the last twelve months.

Amortization of net lease discounts and lease incentives consisted of the following:

	Three Months Ended September 30,
	2016	2015
	(Dollars in thousands)
Amortization of lease incentives	$42	$(1,846)
Amortization of lease premiums	(2,894)	(2,852)
Amortization of lease discounts	2,331	2,585
Amortization of net lease discounts and lease incentives	$(521)	$(2,113)
As more fully described above under “Revenues,” lease incentives represent our estimated portion of the lessee’s cost for heavy maintenance, overhaul or replacement of certain high-value components, which are amortized over the life of the related lease. As we enter into new leases, the amortization of lease incentives generally increases and, conversely, if a related lease terminates, the related unused lease incentive liability will reduce the amortization of lease incentives. The decrease in amortization of lease incentives of $1.9 million for the three months ended September 30, 2016, as compared to the same period in 2015, was primarily attributable to the sale of six aircraft and changes in estimate related to engines for three freighter aircraft of $3.7 million, partially offset by a $2.6 million reversal related to the transition of one aircraft.
Maintenance revenue. For the three months ended September 30, 2016, we recorded $6.8 million of maintenance revenue, including $5.6 million related to maintenance reserves taken into income for three freighter aircraft. For the same period in 2015, we recorded $15.7 million of maintenance revenue from four scheduled lease terminations.
Other revenue. For the three months ended September 30, 2016, we recorded $1.0 million of other revenue. For the same period in 2015, we recorded $8.6 million of other revenue, primarily from fees earned from three lessees in connection with the early termination of four leases.
Operating expenses
Total operating expenses decreased by 30.9%, or $74.4 million, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015.
Depreciation expense decreased by 10.7%, or $9.1 million, for the three months ended September 30, 2016 as compared to the same period in 2015. The decrease is primarily the result of lower depreciation of:

•	$18.3 million due to aircraft sales; and

•	$2.5 million due to changes in asset lives, residual values and other changes.
This decrease was partially offset by an $11.7 million increase due to aircraft acquired.

Interest, net consisted of the following:

	Three Months Ended September 30,
	2016	2015
	(Dollars in thousands)
Interest on borrowings, net of settlements on interest rate derivatives, and other liabilities	$57,589	$51,428
Hedge ineffectiveness losses	—	215
Amortization of interest rate derivatives related to deferred losses	705	5,006
Amortization of deferred financing fees and debt discount	4,097	3,746
Interest expense	62,391	60,395
Less: interest income	(546)	(14)
Less: capitalized interest	(48)	—
Interest, net	$61,797	$60,381

Interest, net increased by $1.4 million, or 2.3%, over the three months ended September 30, 2015. The net increase is the result of higher interest on borrowings of $6.2 million, driven by higher weighted-average debt outstanding as compared to a year ago. This increase was partially offset by a $4.3 million decrease in amortization of interest rate derivatives related to deferred losses.
Selling, general and administrative expenses for the three months ended September 30, 2016 increased by $2.0 million over the same period in 2015, as a result of higher personnel and rent costs. Non-cash share-based expense was $2.1 million and $1.4 million for the three months ended September 30, 2016 and 2015, respectively.
Impairment of Aircraft. See “Summary of Impairments and Recoverability Assessment” below for a detailed discussion of impairment charges related to certain aircraft.
Maintenance and other costs were $1.8 million for the three months ended September 30, 2016, essentially flat compared to the same period in 2015.
Other income (expense)
Gain (loss) on sale of flight equipment decreased by $15.8 million, to a $0.1 million loss for the three months ended September 30, 2016, compared with a gain of $15.7 million for the same period in 2015. During the third quarter of 2016, we recorded gains totaling $7.8 million and losses totaling $7.9 million, primarily due to a loss of $5.2 million for an Airbus A-330-200 aircraft’s lease extension classified as a sales type lease. During the third quarter of 2015, all aircraft sold were for gains or at recorded value.
Income tax provision
Our provision for income taxes for the three months ended September 30, 2016 and 2015 was $2.5 million and $2.7 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland, Singapore and the United States. The decrease in our income tax provision of approximately $0.3 million for the three months ended September 30, 2016, as compared to the same period in 2015, was primarily attributable to changes in operating income subject to tax in Ireland, Singapore, the United States and other jurisdictions.
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
Other comprehensive income (loss)
Other comprehensive income consisted of the following:

	Three Months Ended September 30,
	2016	2015
	(Dollars in thousands)
Net income (loss)	$27,437	$(13,989)
Net change in fair value of derivatives, net of tax benefit of $0 and $3, respectively	—	272
Derivative loss reclassified into earnings	705	5,006
Total comprehensive income (loss)	$28,142	$(8,711)

Other comprehensive income (loss) increased by $36.9 million for the three months ended September 30, 2016, as a result of a $41.4 million increase in net income and a decrease of $4.3 million in amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives compared to the same period in 2015.

RESULTS OF OPERATIONS
Comparison of the nine months ended September 30, 2016 to the nine months ended September 30, 2015:

	Nine Months Ended September 30,
	2016	2015
	(Dollars in thousands)
Revenues:
Lease rental revenue	$537,670	$550,023
Finance and sales-type lease revenue	13,026	5,352
Amortization of net lease discounts and lease incentives	(5,419)	(10,288)
Maintenance revenue	20,603	55,148
Total lease revenue	565,880	600,235
Other revenue	2,425	10,700
Total revenues	568,305	610,935
Operating expenses:
Depreciation	227,918	237,538
Interest, net	188,490	184,063
Selling, general and administrative	46,883	42,663
Impairment of aircraft	27,185	102,358
Maintenance and other costs	5,504	9,126
Total operating expenses	495,980	575,748
Other income (expense):
Gain on sale of flight equipment	14,932	43,034
Other	(136)	341
Total other income	14,796	43,375
Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	87,121	78,562
Income tax provision	8,782	12,037
Earnings of unconsolidated equity method investment, net of tax	5,390	4,563
Net income	$83,729	$71,088
Revenues
Total revenues decreased by 7.0%, or $42.6 million, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.
Lease rental revenue. The decrease in lease rental revenue of $12.4 million for the nine months ended September 30, 2016 as compared to the same period in 2015 was primarily the result of decreases in revenue of:

•	$80.4 million due to sales of 45 aircraft since September 30, 2015; and

•	$15.7 million due to lease extensions, amendments, transitions and other changes.
These decreases were partially offset by an $83.8 million increase in revenue reflecting the 28 aircraft purchased in 2016 and 35 aircraft purchased in 2015.
Finance and sales-type lease revenue. For the nine months ended September 30, 2016, $13.0 million of interest income from finance and sales-type leases was recognized as compared to $5.4 million of interest income from finance and sales-type leases recorded for the same period in 2015 due to the addition of seven aircraft over the last twelve months, partially offset by the sale of one aircraft over the last twelve months.

Amortization of net lease premiums, discounts and lease incentives.

	Nine Months Ended September 30, 2016
	2016	2015
	(Dollars in thousands)
Amortization of lease incentives	$(3,989)	$(9,597)
Amortization of lease premiums	(8,571)	(8,218)
Amortization of lease discounts	7,141	7,527
Amortization of net lease premiums, discounts and lease incentives	$(5,419)	$(10,288)
As more fully described above under “Revenues,” lease incentives represent our estimated portion of the lessee’s cost for heavy maintenance, overhaul or replacement of certain high-value components which is amortized over the life of the related lease. As we enter into new leases, the amortization of lease incentives generally increases and, conversely, if a related lease terminates, the related unused lease incentive liability will reduce the amortization of lease incentives. The decrease in amortization of lease incentives of $5.6 million for the nine months ended September 30, 2016 as compared to the same period in 2015 was primarily attributable to the sale of ten aircraft and changes in estimate related to engines for three freighter aircraft of $8.2 million, partially offset by $3.6 million in reversals related to the transition of six aircraft.
Maintenance revenue. For the nine months ended September 30, 2016, we recorded $20.6 million of maintenance revenue from one scheduled lease termination for $6.9 million and maintenance reserves taken into income for three freighter aircraft and one wide-body aircraft totaling $13.2 million. For the same period in 2015, we recorded $55.1 million of maintenance revenue from fifteen scheduled lease terminations.
Other revenue. For the nine months ended September 30, 2016, we recorded $2.4 million of other revenue. For the same period in 2015, we recorded $10.7 million of other revenue, primarily from fees earned from five lessees in connection with the early termination of ten leases.
Operating expenses
Total operating expenses decreased by 13.9%, or $79.8 million, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.
Depreciation expense decreased by 4.0%, or $9.6 million, for the nine months ended September 30, 2016 as compared to the same period in 2015. The net decrease is primarily the result of lower depreciation of $50.9 million due to aircraft sales.
This decrease was partially offset by:

•	a $34.9 million increase due to aircraft acquired; and

•	a $6.3 million increase due to changes in asset lives, residual values and other changes.

Interest, net consisted of the following:

	Nine Months Ended September 30,
	2016	2015
	(Dollars in thousands)
Interest on borrowings, net of settlements on interest rate derivatives, and other liabilities(1)	$166,692	$153,076
Hedge ineffectiveness losses	—	509
Amortization of interest rate derivatives related to deferred losses	9,074	19,349
Amortization of deferred financing fees and debt discount(2)	13,567	11,211
Interest expense	189,333	184,145
Less: interest income	(768)	(82)
Less: capitalized interest	(75)	—
Interest, net	$188,490	$184,063

(1)	For the nine months ended September 30, 2016, includes $1,509 in loan termination fees related to the sale of one aircraft.

(2)	For the nine months ended September 30, 2016, includes $1,972 in deferred financing fees written off related to the sale of one aircraft.
Interest, net increased by $4.4 million, or 2.4%, over the nine months ended September 30, 2015. The net increase is primarily a result of higher interest on borrowings of $13.6 million, driven by an increase of $12.1 million from higher weighted average debt outstanding and a $1.5 million loan termination fee related to the sale of an aircraft during the nine months ended September 30, 2016 as compared to a year ago. These increases were partially offset by a $10.3 million decrease in amortization of interest rate derivatives related to deferred losses.
Selling, general and administrative expenses for the nine months ended September 30, 2016 increased $4.2 million over the same period in 2015 as a result of higher personnel and rent costs. Non-cash share-based expense was $5.8 million and $4.0 million for the nine months ended September 30, 2016 and 2015, respectively.
Impairment of Aircraft. See “Summary of Impairments and Recoverability Assessment” below for a detailed discussion of impairment charges related to certain aircraft.
Maintenance and other costs were $5.5 million for the nine months ended September 30, 2016, a decrease of $3.6 million over the same period in 2015. The net decrease is primarily related to lower maintenance costs of $5.0 million related to unscheduled terminations and transitions and $0.3 million of other costs, partially offset by an increase of $1.7 million related to scheduled terminations and transitions for the nine months ended September 30, 2016 versus the same period in 2015.
Other income (expense)
Gain on sale of flight equipment decreased by $28.1 million, to $14.9 million for the nine months ended September 30, 2016, versus gains of $43.0 million for the same period in 2015. During the nine months ended September 30, 2016, we recorded gains totaling $26.7 million that were partially offset by losses totaling $11.8 million, including a loss of $5.2 million for a wide-body aircraft’s lease extension classified as a sales-type lease. During the nine months ended September 30, 2015, we recorded gains totaling $44.6 million and a loss of $1.6 million.
Income tax provision
Our provision for income taxes for the nine months ended September 30, 2016 and 2015 was $8.8 million and $12.0 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland, Singapore and the United States. The decrease in our income tax provision of approximately $3.3 million for the nine months ended September 30, 2016 as compared to the same period in 2015 was primarily attributable to changes in operating income subject to tax in Ireland, Singapore, the United States and other jurisdictions.
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
Other comprehensive income

	Nine Months Ended September 30,
	2016	2015
	(Dollars in thousands)
Net income	$83,729	$71,088
Net change in fair value of derivatives, net of tax expense of $0 and $26, respectively	(1)	708
Derivative loss reclassified into earnings	9,074	19,349
Total comprehensive income	$92,802	$91,145
Other comprehensive income increased by $1.7 million for the nine months ended September 30, 2016, as a result of a $12.6 million increase in net income and a decrease of $10.3 million in amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives and a $0.7 million decrease in gain from the change in fair value of interest rate derivatives compared to the same period in 2015.
Summary of Recoverability Assessment and Other Impairments
Recoverability Assessment
We completed our annual recoverability assessment of narrow-body aircraft in the third quarter. We also performed aircraft-specific analyses where there were changes in circumstances, such as approaching lease expirations.
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
In our third quarter 2016 assessment, we reduced economic lives and residuals for all six older Boeing 757-200 aircraft as we intend to sell these aircraft at lease end. As a result, during the three months ended September 30, 2016, we recorded impairment charges totaling $2.2 million relating to two of these aircraft and impairment losses totaling $2.6 million relating to three of these aircraft held as finance leases.
During the second quarter of 2016, we completed our annual recoverability assessment of wide-body and freighter aircraft. As a result of this assessment, we reduced forecasted cash flows for older Airbus A330 aircraft to reflect lower rental expectations given weak demand and increased competition from newer units. As a result, during the three months ended June 30, 2016, we recorded impairment charges totaling $11.7 million and maintenance revenue of $4.0 million relating to one sixteen year old Airbus A330-200 approaching lease expiry.

In our 2015 assessment, we reduced forecasted future cash flows for our six Boeing 747-400 converted freighter aircraft not subject to sales agreements, all of which were more than twenty years old. Our new forecast reflected the persisting glut of supply in the air cargo market resulting from weak growth in demand combined with the growth in capacity arising from new production air freighters and higher belly capacity in latest generation wide-body passenger aircraft. In addition to these market-wide impacts, our older freighters were affected specifically by the imposition of age limits in certain countries and by lower utilization levels.

As a result, we determined that each of our older converted freighter aircraft was on its last lease, and we reduced our residual value assumptions for these aircraft and expected to scrap them following lease expiry. During the third quarter of 2015, we therefore impaired four of these aircraft, which had an aggregate net book value as of August 31, 2015 of $115.9 million, writing down their book values by a total of $34.6 million, with a fair value date of September 1, 2015. For one of these aircraft, we recorded maintenance revenue of $5.9 million, as we no longer planned to reinvest these funds.
Other Impairments
During the three months ended September 30, 2016, we reduced forecasted cash flows for three Boeing 747-400 freighter aircraft due to a change in planned engine maintenance events. These three aircraft are nearing the end of their economic lives and leases. As a result, we recorded impairment charges totaling $5.5 million, maintenance revenue of $5.6 million and reversed lease incentives of $2.4 million.
Also during the three months ended September 30, 2016, we impaired one Airbus A321-200 aircraft for which we had a sales agreement, resulting in an impairment of $1.7 million. This aircraft was classified as Held for sale in Other assets at September 30, 2016 and sold for its recorded value in October 2016.
During the three months ended June 30, 2016, we entered into an agreement to sell two older Boeing 747-400 freighter aircraft to the lessee resulting in an impairment of $5.1 million. These two aircraft were classified as Held for sale at June 30, 2016 in Other assets and were subsequently sold in July 2016.
In September 2015, Malaysian Airline System (“MAS”) informed us that it was effectively rejecting the lease on our Boeing 777-200ER aircraft as part of its restructuring. This aircraft, which was manufactured in 1998, was the only one of its type in our fleet and the only aircraft we had on lease to MAS. We repossessed it in October 2015. We reduced the carrying value of this aircraft to our best estimate of scrap value. This write-down resulted in an impairment of $37.8 million, partially offset by $1.2 million of other revenue from a letter of credit we drew following the lease rejection. This aircraft was sold during the second quarter of 2016.
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
Aircraft Monitoring List
At September 30, 2016, we considered six freighter aircraft and six passenger aircraft with a total net book value of $408.6 million to be more susceptible to failing our recoverability assessments due to their sensitivity to changes in contractual cash flows, future cash flow estimates and aircraft residual or scrap values.
The majority of the aircraft on the Monitoring List by net book value are freighters. Four of the freighters are Boeing 747-400 models that were converted from passenger to cargo configuration and are in excess of twenty years old. It is assumed they will be sold for scrap as their leases expire over the next two years.
The other two freighter aircraft on the Monitoring List are Boeing 747-400 extended range “factory” freighter models that are less than ten years old. Our useful life assumptions for these aircraft were reduced during our Fleet Review two years ago. These aircraft were recently added to the Monitoring List. We expect rental levels will drop from current levels over the next two years once the current leases expire or rentals are reset.
The six passenger aircraft on the Monitoring List consist of three twenty-year old Boeing 757 aircraft, which we anticipate selling as they come off lease during the next eighteen months; the other three aircraft are older Airbus A330-200s that are either on lease or subject to a lease commitment. Future rental assumptions for these Airbus A300-200 aircraft were reduced as part of the Fleet Review completed during the second quarter of 2016.

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
During the first nine months of 2016, we met our liquidity and capital resource needs with $367.4 million of cash flow from operations, $500.0 million in gross proceeds from the issuance of our Senior Notes due 2023, a $120.0 million term loan, $372.8 million in full-recourse term financing and $488.7 million of cash from aircraft sales.
In addition, we increased the Revolving Credit Facility from $600.0 million to $675.0 million, and we extended the maturity of that facility by one year to May 2020.
As of September 30, 2016, the weighted-average maturity of our secured and unsecured debt financings was 3.9 years and we are in compliance with all applicable covenants.
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

Cash Flows

	Nine Months Ended September 30,
	2016	2015
	(Dollars in thousands)
Net cash flow provided by operating activities	$367,413	$408,470
Net cash flow used in investing activities	(378,533)	(713,471)
Net cash flow provided by financing activities	511,463	284,386
Operating Activities:
Cash flow provided by operations was $367.4 million and $408.5 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease in cash flow provided by operations of approximately $41.1 million for the nine months ended September 30, 2016 versus the same period in 2015 was primarily a result of:

•	a $25.4 million decrease in cash from maintenance revenue;

•	a $12.0 million increase in cash paid for interest;

•	a $10.1 million decrease in cash from lease rentals, net of finance and sales-type leases; and

•	a $3.2 million increase in cash paid for taxes.
These outflows were partially offset by:
•a $9.5 million decrease in cash from working capital; and
•a $3.6 million decrease in cash paid for maintenance.
Investing Activities:
Cash flow used in investing activities was $378.5 million and $713.5 million for the nine months ended September 30, 2016 and 2015, respectively. The net decrease in cash flow used in investing activities of $334.9 million for the nine months ended September 30, 2016 versus the same period in 2015 was primarily a result of:
•a $242.3 million decrease in the acquisition and improvement of flight equipment;
•a $145.7 million increase in proceeds from the sale of flight equipment; and
•a $17.0 million increase in restricted cash and cash equivalents related to the sale of flight equipment.
These outflows were offset by:
•a $47.2 million increase in net investments in finance and sales-type leases;
•a $12.7 million increase in unconsolidated equity method investment in 2016; and
•a $9.6 million net decrease in aircraft purchase deposits received.
Financing Activities:
Cash flow provided by financing activities was $511.5 million and $284.4 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in cash flow provided by financing activities of $227.1 million for the nine months ended September 30, 2016 versus the same period in 2015 was a result of:

•	a $199.4 million increase in proceeds from secured and unsecured financings;

•	a $59.2 million decrease in securitization and term debt financing repayments; and

•	a $12.5 million increase in restricted cash and cash equivalents related to financing activities.
These outflows were offset by:

•	a $34.6 million increase in shares repurchased;

•	a $5.1 million increase in deferred financing costs; and

•	a $3.1 million increase in dividends paid.

Debt Obligations
For complete information on our debt obligations, please refer to Note 7 - “Secured and Unsecured Debt Financings” in the Notes to Unaudited Consolidated Financial Statements above.
Contractual Obligations
Our contractual obligations consist of principal and interest payments on debt, payments on interest rate derivatives, other aircraft acquisition agreements and rent payments pursuant to our office leases. Total contractual obligations increased to $6.87 billion at September 30, 2016 from $6.30 billion at December 31, 2015 due primarily to an increase in borrowings and interest payments as a result of the closing of our Senior Notes due 2023 in March 2016, funding the DBJ Term Loan in April 2016 and funding the ACS 2016 Bank Financing during the second and third quarters of 2016, partially offset by the repayment of our Revolving Credit Facility, the prepayment of Securitization No. 2 and the amortization of our other financings.
The following table presents our actual contractual obligations and their payment due dates as of September 30, 2016:

	Payments Due by Period as of September 30, 2016
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Principal payments:
Senior Notes due 2017 - 2023	$3,200,000	$500,000	$400,000	$1,300,000	$1,000,000
DBJ Term Loan	120,000	—	120,000	—	—
Revolving Credit Facility	—	—	—	—	—
ECA Financings	315,687	42,209	88,974	95,415	89,089
Bank Financings	970,525	90,735	240,731	158,861	480,198
Total principal payments	4,606,212	632,944	849,705	1,554,276	1,569,287
Interest payments on debt obligations(1)	933,999	232,191	369,333	231,112	101,363
Office leases(2)	4,619	1,952	1,158	447	1,062
Purchase obligations(3)	1,322,989	400,207	399,599	523,183	—
Total	$6,867,819	$1,267,294	$1,619,795	$2,309,018	$1,671,712

(1)	Future interest payments on variable rate, LIBOR-based debt obligations are estimated using the interest rate in effect at September 30, 2016.

(2)	Represents contractual payment obligations for our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.

(3)
At September 30, 2016, we had commitments to acquire 36 aircraft for $1.32 billion, including 25 new E-Jet E-2 aircraft from Embraer S.A. These amounts include estimates for pre-delivery deposits, contractual price escalation and other adjustments. As of October 28, 2016, we have commitments to acquire 37 aircraft for $1.36 billion.

Capital Expenditures
From time to time, we make capital expenditures to maintain or improve our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the nine months ended September 30, 2016 and 2015, we incurred a total of $27.0 million and $31.5 million, respectively, of capital expenditures (including lease incentives) related to the acquisition and improvement of aircraft.
As of September 30, 2016, the weighted average age by net book value of our aircraft was approximately 7.6 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Our lease agreements call for the lessee to be primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.

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
Off-Balance Sheet Arrangements
We entered into two joint venture arrangements in order to help expand our base of new business opportunities. None of these joint ventures qualifies for consolidated accounting treatment. The assets and liabilities of these entities are not included in our Consolidated Balance Sheets and we record our net investment under the equity method of accounting. See Note 5 - “Unconsolidated Equity Method Investment” in the Notes to Unaudited Consolidated Financial Statements above.
We hold a 30% equity interest in our joint venture with an affiliate of Teachers’ and a 25% equity interest in our joint venture with the IBJ Leasing Co., Ltd., a Japanese general leasing company which is part of the Mizuho Financial Group. At September 30, 2016, the net book value of our two joint ventures’ eleven aircraft was approximately $629 million.
Foreign Currency Risk and Foreign Operations
At September 30, 2016, all of our leases are payable to us in U.S. dollars. However, we incur Euro and Singapore dollar-denominated expenses in connection with our subsidiaries in Ireland and Singapore. For the nine months ended September 30, 2016, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated approximately $12.7 million in U.S. dollar equivalents and represented approximately 27% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, our international operations and our exposure to foreign currency risk will likely increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases, we may enter into hedging transactions in the future to mitigate this risk. For the nine months ended September 30, 2016 and 2015, we incurred insignificant net gains and losses on foreign currency transactions.
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

The table below shows the reconciliation of net income to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Net income (loss)	$27,437	$(13,989)	$83,729	$71,088
Depreciation	76,201	85,324	227,918	237,538
Amortization of net lease discounts and lease incentives	521	2,113	5,419	10,288
Interest, net	61,797	60,381	188,490	184,063
Income tax provision	2,458	2,709	8,782	12,037
EBITDA	168,414	136,538	514,338	515,014
Adjustments:
Impairment of aircraft	10,462	78,403	27,185	102,358
Non-cash share-based payment expense	2,059	1,424	5,796	3,981
(Gain) loss on mark-to-market of interest rate derivative contracts	210	(54)	141	(220)
Adjusted EBITDA	$181,145	$216,311	$547,460	$621,133
Management’s Use of Adjusted Net Income (“ANI”)
Management believes that ANI, when viewed in conjunction with the Company’s results under U.S. GAAP and the below reconciliation, provides useful information about operating and period-over-period performance and additional information that is useful for evaluating the underlying operating performance of our business without regard to periodic reporting elements related to interest rate derivative accounting, changes related to refinancing activity and non-cash share-based payment expense.
The table below shows the reconciliation of net income to ANI for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Net income (loss)	$27,437	$(13,989)	$83,729	$71,088
Loan termination fee(1)	—	—	1,509	—
Ineffective portion and termination of hedges(1)	—	215	—	509
(Gain) loss on mark-to-market of interest rate derivative contracts(2)	210	(54)	141	(220)
Write-off of deferred financing fees(1)	—	—	1,972	—
Non-cash share-based payment expense(3)	2,059	1,424	5,796	3,981
Term Financing No. 1 hedge loss amortization charges(1)	—	—	—	4,401
Securitization No. 1 hedge loss amortization charges (1)	—	2,725	4,855	8,248
Adjusted net income (loss)	$29,706	$(9,679)	$98,002	$88,007

(1) Included in Interest, net.
(2) Included in Other income (expense).
(3) Included in Selling, general and administrative expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
Weighted-average shares:	2016	2015	2016	2015
Common shares outstanding	77,989,933	80,566,400	78,230,011	80,565,754
Restricted common shares	680,249	645,427	646,299	604,179
Total weighted-average shares	78,670,182	81,211,827	78,876,310	81,169,933

	Three Months Ended September 30,		Nine Months Ended September 30,
Percentage of weighted-average shares:	2016	2015	2016	2015
Common shares outstanding	99.14%	99.21%	99.18%	99.26%
Restricted common shares(1)	0.86%	0.79%	0.82%	0.74%
Total percentage of weighted-average shares	100.00%	100.00%	100.00%	100.00%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted-average common shares outstanding – Basic	77,989,933	80,566,400	78,230,011	80,565,754
Effect of dilutive shares(2)	32,235	—	35,804	—
Weighted average common shares outstanding – Diluted	78,022,168	80,566,400	78,265,815	80,565,754

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share amounts)
Adjusted net income (loss) allocation:
Adjusted net income (loss)	$29,706	$(9,679)	$98,002	$88,007
Less: Distributed and undistributed earnings allocated to restricted common shares(1)	(257)	—	(803)	(655)
Adjusted net income (loss) allocable to common shares – Basic and Diluted	$29,449	$(9,679)	$97,199	$87,352

Adjusted net income (loss) per common share – Basic and Diluted	$0.38	$(0.12)	$1.24	$1.08

(1)
For the three months ended September 30, 2016, distributed and undistributed earnings to restricted shares are 0.86% of net income. For the nine months ended September 30, 2016 and 2015, distributed and undistributed earnings to restricted shares are 0.82% and 0.74%, respectively, of net income. The amount of restricted share forfeitures for all periods present is immaterial to the allocation of distributed and undistributed earnings.

(2)
For the three and nine months ended September 30, 2016, dilutive shares represented contingently issuable shares related to the Company’s PSUs. For the three and nine months ended September 30, 2015, we had no dilutive shares.

Limitations of EBITDA, Adjusted EBITDA and ANI
An investor or potential investor may find EBITDA, Adjusted EBITDA and ANI important measures in evaluating our performance, results of operations and financial position. We use these non-U.S. GAAP measures to supplement our U.S. GAAP results in order to provide a more complete understanding of the factors and trends affecting our business.
EBITDA, Adjusted EBITDA and ANI have limitations as analytical tools and should not be viewed in isolation or as substitutes for U.S. GAAP measures of earnings (loss). Material limitations in making the adjustments to our earnings (loss) to calculate EBITDA, Adjusted EBITDA and ANI, and using these non-U.S. GAAP measures as compared to U.S. GAAP net income (loss), income (loss) from continuing operations and cash flows provided by or used in operations, include:

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
EBITDA, Adjusted EBITDA and ANI are not alternatives to net income (loss), income (loss) from operations or cash flows provided by or used in operations as calculated and presented in accordance with U.S. GAAP. You should not rely on these non-U.S. GAAP measures as a substitute for any such U.S. GAAP financial measure. We strongly urge you to review the reconciliations to U.S. GAAP net income (loss), along with our consolidated financial statements included elsewhere in this report. We also strongly urge you to not rely on any single financial measure to evaluate our business. In addition, because EBITDA, Adjusted EBITDA and ANI are not measures of financial performance under U.S. GAAP and are susceptible to varying calculations, EBITDA, Adjusted EBITDA and ANI as presented in this report, may differ from and may not be comparable to similarly titled measures used by other companies.
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
A hypothetical 100-basis point increase/decrease in our variable interest rates would increase/decrease the minimum contracted rentals on our portfolio as of September 30, 2016 by $2.9 million and $3.4 million, respectively, over the next twelve months. As of September 30, 2016, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $8.0 million and $7.2 million, respectively, net of amounts received from our interest rate derivatives, over the next twelve months. In September 2016, we purchased an interest rate cap for $2,283 to hedge approximately 70% of our floating rate interest exposure. The interest rate cap is set at 2% and has a starting notional balance of $430,000 and reduces over time to $215,000. The cap matures in September 2021.

ITEM 4.	CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2016. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Issuer Purchases of Equity Securities
In February 2016, our Board of Directors authorized the repurchase of up to $100.0 million of the Company’s common shares. During the third quarter of 2016, we purchased our common shares as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(Dollars in thousands, except per share amounts)
July 1 through July 31	143,639	$18.93	143,639	$96,656
August 1 through August 31	—	—	—	96,656
September 1 through September 30	—	—	—	96,656
Total	143,639	$18.98	143,639	$96,656

(1)	Under our current repurchase program, we have repurchased an aggregate of 176,574 common shares at an aggregate cost of $3.3 million, including commissions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-134669) filed on July 25, 2006).

3.2	Amended Bye-laws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3 (No. 333-182242) filed on June 20, 2012).

4.1	Specimen Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-134669) filed on July 25, 2006).

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

4.5
Amendment No. 1 to the Amended and Restated Shareholder Agreement, dated as of September 23, 2016, by and among Aircastle Limited, Marubeni Corporation, and Marubeni Aviation Holding Coöperatief U.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 26, 2016).

4.6
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

4.8
Second Supplemental Indenture, dated as of March 26, 2014, by and between Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 26, 2014).

4.9
Third Supplemental Indenture, dated as of January 15, 2015, by and between Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 15, 2015).

4.10
Fourth Supplemental Indenture, dated as of March 24, 2016, by and between Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 24, 2016).

10.1
Letter Agreement, dated as of October 4, 2016, by and between Aircastle Advisor LLC and Aaron Dahlke (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 7, 2016).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	Owned Aircraft Portfolio at September 30, 2016. *

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015; (iv) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2016 and 2015; and (v) Notes to Unaudited Consolidated Financial Statements. *

*Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 1, 2016

AIRCASTLE LIMITED
(Registrant)
By:	/s/ Aaron Dahlke
Aaron Dahlke
Chief Accounting Officer and Authorized Officer