Form 10-K
period 2016-12-31
Aircastle LTD
filed 2017-02-15
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the Registrant’s Common Shares based upon the closing price on the New York Stock Exchange on June 30, 2016 (the last business day of registrant’s most recently completed second fiscal quarter), beneficially owned by non-affiliates of the Registrant was approximately $921.5 million. For purposes of the foregoing calculation, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and executive officers and shareholders owning 10% or more of the outstanding common shares of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.
As of February 7, 2017, there were 78,556,466 outstanding shares of the registrant’s common shares, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Documents of Which Portions Are Incorporated by Reference	Parts of Form 10-K into Which Portion Of Documents Are Incorporated
Proxy Statement for Aircastle Limited	Part III
2017 Annual General Meeting of Shareholders	(Items 10, 11, 12, 13 and 14)

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
Aircastle acquires, leases, and sells commercial jet aircraft to airlines throughout the world. As of December 31, 2016, we owned and managed on behalf of our joint ventures 206 aircraft leased to 71 lessees located in 36 countries. Our aircraft are managed by an experienced team based in the United States, Ireland and Singapore. Our aircraft are subject to net leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs, although in certain cases, we are obligated to pay a portion of specified maintenance or modification costs. As of December 31, 2016, the net book value of our flight equipment (including flight equipment held for lease and net investment in finance and sales-type leases, or "net book value") was $6.51 billion compared to $6.07 billion at the end of 2015. Our revenues and net income for the year ended December 31, 2016 were $773.0 million and $151.5 million, respectively, and for the fourth quarter of 2016 were $204.7 million and $67.7 million, respectively.
Growth in commercial air traffic is broadly correlated with world economic activity and in recent years, has been expanding at a rate one and a half to two times that of global GDP growth. The expansion of air travel has driven a rise in the world aircraft fleet. There are currently approximately 20,000 commercial mainline passenger and freighter aircraft in operation worldwide. This fleet is expected to continue expanding at an average annual rate of three to four percent over the next twenty years. In addition, aircraft leasing companies own a significant share of the world’s commercial jet aircraft and account for approximately 41% of this fleet.
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
Air traffic data for the past several years has shown strong passenger market growth.  According to the International Air Transport Association, during 2016, global passenger traffic increased 6.3% compared to 2015.  This strong growth was, in part, stimulated by lower air fare prices resulting from the significant drop in fuel prices. Air cargo demand, which is more sensitive to economic conditions, appears to have stabilized. During 2016, air cargo traffic increased 3.8% compared to 2015, but capacity increased 5.3%, further depressing load factors. This market continues to be hampered by oversupply arising from the rapid growth in belly cargo capacity in passenger aircraft, as well as the production of dedicated freighter aircraft.
Demand for air travel varies considerably by region. Emerging market economies have generally been experiencing significant increases in air traffic, driven by rising levels of per capita income. Air traffic growth in some regions is being driven by the proliferation of low cost carriers, which have stimulated demand through lower prices. Mature markets, such as North America and Western Europe, are likely to grow more slowly in tandem with their economies. Persian Gulf-based Emirates, Qatar Airways and Etihad Airways are also showing signs of reaching maturity, with their growth rates starting to slow. Airlines operating in areas with political instability or weakening economies, such as those in Russia, Brazil, and now Turkey, are under pressure, and their near-term outlook is more uncertain. On balance, we believe air travel will increase over time, and as a result, we expect demand for modern aircraft will continue to remain strong over the long-term.
Record low fuel prices and interest rates have had a substantial effect on our industry. In the four years between 2012 and 2016, the price of oil dropped by $67 per barrel, allowing airlines to reduce ticket prices and stimulate aircraft traffic while retaining enough of this benefit to achieve record profit levels. We believe the prospect of fuel prices having shifted to a lower baseline has shifted lease pricing among different types of aircraft, generally to the detriment of newer, more fuel efficient aircraft with higher capital costs. The ongoing low interest rate environment and strong overall performance of the aircraft financing sector attracted significant new capital, increasing competition for new investments. The downward trend in fuel prices and interest rates may, however, have ended as fuel prices started rising in 2016 and in early 2017 the price of fuel was up $19 per barrel since January 2016. Likewise interest rates have started to rise in the U.S., with Federal Reserve guidance suggesting multiple rate hikes subsequent to the December 2016 increase in the Federal Funds rate.
Capital availability for aircraft has varied over time, and we consider this variability to be a basic characteristic of our business. If pursued properly, this represents an important source of opportunity. Both debt and equity markets have improved globally over the past several years with the recovery from the global financial crisis. Strong U.S. debt capital market conditions benefited borrowers by permitting access to financing at historic lows while higher fees have driven down export credit agency (“ECA”) demand. Recently, ECA availability has been curtailed, both in the U.S. and in Europe, due to political issues and an investigation into possible irregularities, respectively. Commercial bank debt continues to play a critical role for aircraft finance, although we believe regulatory pressures may ultimately limit its role.
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
We believe our business approach is differentiated from those of other large leasing companies. Our investment strategy is to seek out the best risk-adjusted return opportunities across the commercial jet market, so our acquisition targets and growth rates will vary with market conditions. We prefer to have capital resources available to capture investment opportunities that arise in the context of changing market circumstances. As such, we limit large, long-term capital commitments and are therefore much less reliant on orders for new aircraft from aircraft manufacturers as a source of new investments. In general, we focus on discerning investment value in situations that are often more bespoke and generally less competitive.
Competitive Strengths
We believe that the following competitive strengths will allow us to capitalize on future growth opportunities in the global aviation industry:

•
Diversified portfolio of modern aircraft. We have a portfolio of modern aircraft that is diversified with respect to lessees, geographic markets, lease maturities and aircraft types. As of December 31, 2016, our aircraft portfolio consisted of 206 aircraft, comprising a variety of aircraft types leased to 71 lessees located in 36 countries. Lease expirations for our owned aircraft are well dispersed, with a weighted-average remaining lease term of 5.1 years as of December 31, 2016. This provides the company with a long-dated base of contracted revenues. We believe our focus on portfolio diversification reduces the risks associated with individual lessee defaults and adverse geopolitical or economic issues, and results in generally predictable cash flows.

•
Flexible, disciplined acquisition approach and broad investment sourcing network. We consider Aircastle to be the industry’s largest “value investor.” Our investment strategy is to seek out the best risk-adjusted return opportunities across the commercial jet market, so our acquisition targets vary with market opportunities. We source our acquisitions through well-established relationships with airlines, other aircraft lessors, manufacturers, financial institutions and other aircraft owners. Since our formation in 2004, we built our aircraft portfolio through more than 144 transactions with 84 counterparties.

•
Significant experience in successfully selling aircraft throughout their life cycle. Since our formation, we sold 169 aircraft for $4.0 billion. These sales produced net gains of $231 million and involved a wide range of aircraft types and buyers. Our team is adept at managing and executing the sale of both new and used aircraft. We sold 124 aircraft that were over fourteen years old at the time of sale; many of these being sold on a part-out disposition basis, where the airframe and engines may be sold to various buyers. We believe our competence in selling older aircraft is an essential portfolio management skill and one of the capabilities that sets us apart from many of our larger competitors.

•
Strong capital raising track record and access to a wide range of financing sources. Aircastle is a publicly listed company, and our shares have traded on the New York Stock Exchange since 2006. Since our inception in late 2004, we raised approximately $1.7 billion in equity capital from private and public investors. Our two largest shareholders are Marubeni Corporation (“Marubeni”) and Ontario Teachers’ Pension Plan (“Teachers’”)

with whom we maintain strong, strategic relationships. We also obtained $12.9 billion in debt capital from a variety of sources including the unsecured bond market, commercial banks, export credit agency-backed debt, and the aircraft securitization market. The diversity and global nature of our financing sources demonstrates our ability to adapt to changing market conditions and seize new opportunities.

•
Our capital structure is long-dated and provides investment flexibility. Our business is currently financed under debt financings with a weighted-average debt maturity of 3.7 years. We also have $810 million available from unsecured revolving credit facilities that expire in 2019 and 2020, thereby limiting our near-term financial markets exposure. Given our relatively limited future capital commitments, we have resources to take advantage of what we anticipate will be a more attractive investment environment. We also believe that our access to the unsecured bond market and our unsecured revolving lines of credit, due to our large unencumbered asset base, allow us to pursue a flexible and opportunistic investment strategy.

•
Experienced management team with significant expertise. Each member of our management team has more than twenty years of industry experience and has expertise in the acquisition, leasing, financing, technical management, restructuring/repossession and sale of aviation assets. This experience spans several industry cycles and a wide range of business conditions and is global in nature. We believe our management team is highly qualified to manage and grow our aircraft portfolio and to address our long-term capital needs.

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

Business Strategy
The overall financing environment has improved in recent years and aircraft owners have benefited from the low interest rate environment. Particularly strong conditions in the debt capital markets have provided select borrowers, including Aircastle, access to attractively priced, flexible financing. This provides us a competitive advantage over airlines and lessors that lack similar access. Moreover, supply of traditional asset-based financing from commercial banks remains volatile, particularly for older aircraft. Going forward, recent heightened financial markets volatility stemming from global growth and geopolitical concerns may increase capital costs and limit availability. This may enable more attractive investment opportunities for Aircastle.
We plan to grow our business and profits over the long-term while maintaining a countercyclical orientation, a bias towards limiting long-dated capital commitments and a conservative and flexible capital structure. Our business strategy entails the following elements:

•
Pursuing a disciplined and differentiated investment strategy. In our view, aircraft values change in different ways over time. We carefully evaluate investments across different aircraft models, ages, lessees and acquisition sources and re-evaluate these choices as market conditions and relative investment values change. We believe the financing flexibility offered through unsecured debt and our team’s experience with a wide range of asset types enables our value oriented strategy and provides us with a competitive advantage. We view orders from equipment manufacturers to be part of our investment opportunity set, but choose to limit long term capital commitments unless we believe there is an adequate return premium to compensate for risks and opportunity costs. This approach sets us apart from most other large aircraft leasing companies.

•
Originating investments from many different sources across the globe. Our strategy is to seek out worthwhile investments by leveraging our team’s wide range of contacts around the world. We utilize a multi-channel approach to sourcing acquisitions and have purchased aircraft from a large number of airlines, lessors, original equipment manufacturers, lenders and other aircraft owners.

•
Selling assets when attractive opportunities arise and for portfolio management purposes. We sell assets with the aim of realizing profits and reinvesting proceeds when more accretive investments are available. We also use asset sales for portfolio management purposes, such as reducing lessee specific concentrations and lowering residual value exposures to certain aircraft types, and as an exit from investments when a sale generates the greatest expected cash flow.

•
Maintaining efficient access to capital from a wide set of sources while targeting an investment grade credit rating. We believe the aircraft investment market is influenced by the business cycle. Our strategy is to increase our purchase activity when prices are low and to emphasize asset sales when competition for assets is high. To implement this approach, we believe it is important to maintain access to a wide variety of financing sources. Our strategy is to improve our corporate credit ratings to an investment grade level by maintaining strong portfolio and capital structure metrics while achieving a critical size through accretive growth. We believe improving our credit rating will not only reduce our borrowing costs but also facilitate more reliable access to both secured and unsecured debt capital throughout the business cycle.

•
Leveraging our strategic relationships. We intend to capture the benefits provided through the extensive global contacts and relationships maintained by Marubeni, which is our biggest shareholder and one of the largest Japanese trading companies. Marubeni has already enabled greater access to Japanese-based financing and helped source and develop our new joint venture (“IBJ Air”) with the leasing arm of the Industrial Bank of Japan, Limited (“IBJL”). Our Lancaster joint venture with Teachers’("Lancaster") provides us with an opportunity to pursue larger transactions, manage portfolio concentrations and improve our return on deployed capital. IBJ Air is targeted at newer narrow-body aircraft leased to premier airlines, providing Aircastle with increased access to this market sector and to these customers.

•
Capturing the value of our efficient operating platform and strong operating track record. We believe our team’s capabilities in the global aircraft leasing market places us in a favorable position to source and manage new income-generating activities. We intend to continue to focus our efforts in areas where we believe we have competitive advantages, including new direct investments as well as ventures with strategic business partners.

•
Intending to pay quarterly dividends to our shareholders based on the Company’s sustainable earnings levels. Aircastle has paid dividends each quarter since our initial public offering in 2006. On October 28, 2016, our Board of Directors declared a regular quarterly dividend of $0.26 per common share, or an aggregate of $20.4 million for the three months ended December 31, 2016, which was paid on December 15, 2016 to holders of record on November 29, 2016. These dividend amounts may not be indicative of any future dividends. Our ability to pay quarterly dividends will depend upon many factors, including those as described in Item 1A. “Risk Factors” and elsewhere in this report.

Declaration Date	Dividend per Common Share	Aggregate Dividend Amount	Record Date	Payment Date
		(Dollars in thousands)
October 28, 2016	$0.260	$20,434	November 29, 2016	December 15, 2016
August 2, 2016	$0.240	$18,872	August 26, 2016	September 15, 2016
May 2, 2016	$0.240	$18,915	May 31, 2016	June 15, 2016
February 9, 2016	$0.240	$18,915	February 29, 2016	March 15, 2016
October 30, 2015	$0.240	$19,377	November 30, 2015	December 15, 2015
August 4, 2015	$0.220	$17,860	August 31, 2015	September 15, 2015
May 4, 2015	$0.220	$17,863	May 29, 2015	June 15, 2015
February 17, 2015	$0.220	$17,860	March 6, 2015	March 13, 2015
October 31, 2014	$0.220	$17,817	November 28, 2014	December 15, 2014
July 28, 2014	$0.200	$16,201	August 29, 2014	September 12, 2014
May 5, 2014	$0.200	$16,202	May 30, 2014	June 13, 2014
February 21, 2014	$0.200	$16,201	March 7, 2014	March 14, 2014
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

Acquisitions and Sales
We originate acquisitions and sales through well-established relationships with airlines, other aircraft lessors, financial institutions and brokers, as well as other sources. We believe that sourcing such transactions globally through multiple channels provides for a broad and relatively consistent set of opportunities.
Our objective is to develop and maintain a diverse and stable operating lease portfolio. We review our operating lease portfolio to sell aircraft opportunistically, to manage our portfolio diversification and to exit from aircraft investments when we believe selling will achieve better expected risk-adjusted cash flows than reinvesting in and re-leasing the aircraft. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Acquisitions and Sales.”
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
Potential investments and sales are evaluated by teams comprised of marketing, technical, risk management, financial and legal professionals. These teams consider a variety of aspects before we commit to purchase or sell an aircraft, including price, specification/configuration, age, condition and maintenance history, operating efficiency, lease terms, financial condition and liquidity of the lessee, jurisdiction, industry trends and future redeployment potential and values, among other factors. We believe that utilizing a cross-functional team of experts to consider investment parameters helps us assess more completely the overall risk and return profile of potential acquisitions and helps us move forward expeditiously on letters of intent and acquisition documentation.
Finance
We intend to fund new investments through cash on hand, cash flows from operations, our revolving credit facilities and medium to long-term financings. We may repay all or a portion of such borrowings from time to time with the net proceeds from subsequent long-term debt financings, additional equity offerings, cash generated from operations and asset sales. Therefore, our ability to execute our business strategy, particularly the acquisition of additional commercial jet aircraft or other aviation assets, depends to a significant degree on our ability to obtain additional debt and equity capital on terms we deem attractive.
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
Aircraft Leases
Nearly all of our aircraft are contracted on operating leases. Under an operating lease, we retain the benefit, and bear the risk, of re-leasing and of the residual value of the aircraft at the end of the lease. Operating leasing can be an attractive alternative to ownership for an airline because leasing increases their fleet flexibility, requires lower capital commitments, and significantly reduces aircraft residual value risks. Under these leases, the lessee agrees to lease an aircraft for a fixed term, although certain of our operating leases allow the lessee the option to extend the lease for an additional term or, in rare cases, terminate the lease prior to its expiration. As a percentage of lease rental revenue for the year ended December 31, 2016, our four largest customers, Lion Air, LATAM Airlines Group, Avianca Brazil and South African Airways, accounted for 7%, 6%, 6% and 5%, respectively.

The scheduled maturities of our aircraft leases by aircraft type grouping currently are as follows, taking into account lease placement and renewal commitments as of February 7, 2017:

	2017	2018	2019	2020	2021	2022	2023	2024	2025	2026	2027	2028	2029	Sale at Lease End	Total
A319/A320/A321	1	2	10	17	12	6	11	9	4	3	2	3	1	—	81
A330-200/300	1	—	5	1	5	1	1	2	3	2	1	—	—	—	22
737-700/800/900ER	—	6	11	9	7	13	4	5	4	—	4	—	—	—	63
757-200	—	—	—	—	—	—	—	—	—	—	—	—	—	6	6
777-200ER/300ER	—	2	2	—	1	—	1	1	1	—	—	—	—	—	8
E195	—	—	—	—	—	—	1	4	—	—	—	—	—	—	5
Freighters	2	4	—	—	—	1	1	—	—	—	—	—	—	—	8
Total	4	14	28	27	25	21	19	21	12	5	7	3	1	6	193
____________
2017 Lease Expirations and Lease Placements
We began 2017 with seventeen aircraft having scheduled lease expirations in 2017 and three off-lease aircraft. As of February 7, 2017, we have lease commitments or letters of intent to lease or sell sixteen of these aircraft. The remaining four aircraft, which account for 2.9% of our net book value at December 31, 2016, represent our best estimate for the aircraft which we will need to place on lease or sell this year.
2018-2021 Lease Expirations and Lease Placements
Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in the period 2018-2021, representing the percentage of our net book value at December 31, 2016, specified below:

•	2018: 14 aircraft, representing 9%;

•	2019: 28 aircraft, representing 16%;

•	2020: 27 aircraft, representing 9%; and

•	2021: 25 aircraft, representing 12%.
Lease Payments and Security. Each of our leases requires the lessee to pay periodic rentals during the lease term. As of December 31, 2016, rentals on more than 93% of our leases then in effect, as a percentage of net book value, are fixed and do not vary according to changes in interest rates. For the remaining leases, rentals are payable on a floating interest-rate basis. Most lease rentals are payable monthly in advance, and all lease rentals are payable in U.S. dollars.
Under our leases, the lessee must pay operating expenses accrued or payable during the term of the lease, which normally include maintenance, overhaul, fuel, crew, landing, airport and navigation charges, certain taxes, licenses, consents and approvals, aircraft registration and insurance premiums. Typically, the lessee is required to make payments for heavy maintenance, overhaul or replacement of certain high-value components of the aircraft. These maintenance payments are based on hours or cycles of utilization or on calendar time, depending upon the component, and are required to be made monthly in arrears or at the end of the lease term. Our determination of whether to permit a lessee to make a single maintenance payment at the end of the lease term, rather than requiring such payments to be made monthly, depends on a variety of factors, including the creditworthiness of the lessee, the amount of security deposit which may be provided by the lessee and market conditions at the time. If a lessee is making monthly maintenance payments, we would typically be obligated to use the funds paid by the lessee during the lease term to reimburse the lessee for costs they incur for heavy maintenance, overhaul or replacement of certain high-value components, usually shortly following completion of the relevant work. If a lease requires an end of lease term maintenance payment, typically the lessee would be required to pay us for its utilization of the aircraft during the lease. In some cases, however, we may owe a net payment to the lessee in the event heavy maintenance is performed and paid for by the lessee during the lease term and the aircraft is returned to us in better condition than at lease inception.

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
Portfolio Risk Management
Our objective is to build and maintain a lease portfolio which is balanced and diversified and delivers returns commensurate with risk. We have portfolio concentration objectives to assist in portfolio risk management and highlight areas where action to mitigate risk may be appropriate, and take into account the following:

•	individual lessee exposures;

•	geographic concentrations;

•	aircraft type concentrations;

•	portfolio credit quality distribution; and

•	lease maturity distribution.
We have a risk management team which undertakes detailed due diligence on lessees when aircraft are being acquired with a lease already in place and for placement of aircraft with new lessees following lease expiration or termination.
Lease Management and Remarketing
Our aircraft re-leasing strategy is to develop opportunities proactively, well in advance of scheduled lease expiration, to enable consideration of a broad set of alternatives, including deployment, sale or part-out, and to allow for reconfiguration or maintenance lead times where needed. We also take a proactive approach to monitoring the credit quality of our customers, and may seek early return and redeployment of aircraft if we feel that a lessee is unlikely to perform its obligations under a lease. We have invested significant resources in developing and implementing what we consider to be state-of-the-art lease management information systems and processes to enable efficient management of aircraft in our portfolio.
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
We established Lancaster, a joint venture with Teachers’ in December 2013 to invest in leased aircraft. This joint venture is aimed at leveraging our capabilities and allowing us to pursue larger opportunities than we would have on our own. At February 7, 2017, Teachers’ holds 10.0% of our outstanding common shares.
In February 2016, through the Company’s relationship with Marubeni, we established IBJ Air, a new joint venture with the leasing arm of IBJL. IBJ Air is targeted at newer narrow-body aircraft leased to premier airlines, providing Aircastle with increased access to this market sector and to these customers.

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
Larger lessors are generally more focused on acquiring new aircraft via purchase and lease-back transactions with airlines and through direct orders with the original equipment manufacturers. These larger lessors include GE Capital Aviation Services, AerCap Holdings, Air Lease Corporation, Aviation Capital Group, CIT Aerospace, SMBC Aviation Capital, BOC Aviation and Avolon Holdings/Bohai Leasing. In addition, several major Asian financial institutions have entered the market for new aircraft over the past several years through new leasing subsidiaries and have been pursuing business aggressively.
Many aircraft leasing companies appear to be in the midst of significant changes, which have the potential to affect the industry structure. Bank of China completed an initial public offering for their leasing subsidiary, BOC Aviation, in May 2016. After acquiring Avolon Holdings in 2015, Bohai Leasing, a Chinese leasing company affiliated with HNA Group, announced an agreement to acquire CIT Aerospace in October 2016, subject to various regulatory approvals. AWAS’ ownership group is reported to be exploring exit alternatives.
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
Competition for leasing or re-leasing of aircraft, as well as aircraft sales, is based principally upon the availability, type and condition of aircraft, lease rates, prices and other lease terms. Aircraft manufacturers, airlines and other operators, distributors, equipment managers, leasing companies, financial institutions and other parties engaged in leasing, managing, marketing or remarketing aircraft compete with us, although their focus may be on different market segments and aircraft types.
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
Employees
As of December 31, 2016, we had 102 employees. None of our employees are covered by a collective bargaining agreement, and we believe that we maintain excellent employee relations. We provide certain employee benefits, including retirement benefits, and health, life, disability and accident insurance plans.

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
Our customers may also be subject to noise or emissions regulations in the jurisdictions in which they operate our aircraft. In July 2016, the U.S. Environmental Protection Agency (“EPA”) determined that Greenhouse Gas (“GHG”) emissions from certain aircraft engines contribute to the pollution that causes climate change and endangers Americans’ health and the environment. The findings are for carbon dioxide (CO2), methane, nitrous oxide, hydrofluorocarbons (HFCs), perfluorocarbons (PFCs), and sulfur hexafluoride (SF6). At that time, the EPA indicated its intention to promulgate new rules to adopt GHG standards promulgated by the International Civil Aviation Organization (“ICAO”). In October 2016, ICAO adopted a global market-based measure to control CO2 emissions from international aviation. The pilot phase of this measure will begin in 2021, and the mandatory phase begins in 2027. In addition, European countries generally have strict environmental regulations, and, in particular, the European Union (“E.U.”) has included flights originating or landing in the E.U. in the European Emissions Trading Scheme (“ETS”). The United States, China and other countries continue to oppose the inclusion of aviation emissions in ETS.  Other environmental regulations our customers may be subject to include those relating to discharges to surface and subsurface waters, management of hazardous substances, oils, and waste materials, and other regulations affecting their aircraft operations.
Inflation
Inflation affects our lease rentals, asset values and costs, including SG&A expenses and other expenses. We do not believe that our financial results have been, or will be, adversely affected by inflation in a material way.
Subsequent Events
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure since the balance sheet date of December 31, 2016 through the date of this filing, the date on which the consolidated financial statements included in this Form 10-K were issued.

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
The financial crisis that began in the second half of 2008 resulted in significant global market volatility and disruption and a lack of liquidity. While these conditions have stabilized and many segments of the capital markets have improved substantially since the first quarter of 2009, the availability and pricing of capital in the commercial bank market and in the unsecured bond market remain susceptible to global events, including, for example, political changes in the U.S. and abroad, rising interest rates, a strengthening dollar, the rate of China’s economic growth and implications from changes in oil prices. If we need, but cannot obtain, adequate capital on satisfactory terms, or at all, as a result of negative conditions in the capital markets or otherwise, our business, financial condition, results of operations or our ability to pay dividends to our shareholders could be materially adversely affected. Additionally, such inability to obtain capital on satisfactory terms, or at all, could prevent us from pursuing attractive future growth opportunities.

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

•	geopolitical and other events, including war, acts or threats of terrorism, outbreaks of epidemic diseases and natural disasters;

•	aircraft accidents;

•	operating costs, including the price and availability of jet fuel, labor costs and insurance costs and coverages;

•	restrictions in labor contracts and labor difficulties;

•	economic conditions, including recession, financial system distress and currency fluctuations in the countries and regions in which the lessee operates or from which the lessee obtains financing;

•	changing political conditions, including risk of rising protectionism, restrictions on immigration or imposition of new trade barriers;

•	cyber risk, including information hacking, viruses and malware; and

•	governmental regulation of, or affecting the air transportation business, including noise regulations, emissions regulations, climate change initiatives, and aircraft age limitations.

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
Other factors that may affect our ability to realize upon the investment in our aircraft and that may increase the likelihood of impairment charges, include higher fuel prices which may reduce demand for older, less fuel efficient aircraft, additional environmental regulations, age restrictions, customer preferences and other factors that may effectively shorten the useful life of older aircraft.
We own and lease long-lived assets and have written down the value of some of our assets in prior years, and if market conditions worsen, or in the event of a customer default, we may be required to record further write-downs.
We test our assets for recoverability whenever events or changes in circumstances indicate that the carrying amounts for such assets are not recoverable from their expected, undiscounted cash flows. We also perform a fleet-wide recoverability assessment annually. This recoverability assessment is a comparison of the carrying value of each aircraft to its undiscounted expected future cash flows. We develop the assumptions used in the recoverability assessment, including those relating to current and future demand for each aircraft type, based on management’s experience in the aircraft leasing industry as well as from information received from third party sources.
If anticipated aircraft lease cash flows or sales values worsen due to a decline in market conditions, or if a lessee defaults, we may have to reassess the carrying value of one or more of our aircraft. For example, as aircraft approach the end of their economic useful lives, their carrying values may be more susceptible to non-recoverable declines in value because such assets will have a shorter opportunity in which to benefit from a market recovery. At December 31, 2016, our monitoring list consisted of thirteen aircraft with a total net book value of $549.2 million, which represents aircraft that may be more susceptible to future impairments. As such, it is possible that additional impairments may be triggered for these aircraft and any such impairment amounts may be material.
Our financial reporting for lease revenue may be significantly impacted by a proposed new model for lease accounting.
On February 25, 2016, the FASB issued Accounting Standards Codification (“ASC”) 842, “Leases,” which replaced the existing guidance in ASC 840, Leases (“ASC 840”). The accounting for leases by lessors basically remained unchanged from the concepts that existed in ASC 840 accounting. The FASB decided that lessors would be precluded from recognizing selling profit and revenue at lease commencement for any sales-type or direct finance lease that does not transfer control of the underlying asset to the lessee. This requirement aligns the notion of what constitutes a sale in the lessor accounting guidance with that in the forthcoming revenue recognition standard, which evaluates whether a sale has occurred from the customer’s perspective. The standard will be effective for public entities beginning after December 15, 2018. The standard is applied on a “modified retrospective” basis. We plan to adopt the standard on its required effective date of January 1, 2019. We are evaluating the impact that ASC 842 will have on our consolidated financial statements and related disclosures. Although we do not believe that the adoption of the standard will significantly impact our existing or potential lessees' economic decisions to lease aircraft, the ultimate impact on our existing or potential lessees remains uncertain.
Our ability to obtain debt financing and our cost of debt financing is, in part, dependent upon our credit ratings and a credit downgrade could adversely impact our financial results.
Our ability to obtain debt financing and our cost of debt financing is dependent, in part, on our credit ratings. Maintaining our credit ratings depends in part on strong financial results and in part on other factors, including the outlook of the ratings agencies on our sector and on the market generally. A credit rating downgrade may result in higher pricing or less favorable terms under secured financings, including ECA backed financings, or may make it more difficult or more costly for us to raise debt financing in the unsecured bond market. Credit rating downgrades may therefore make it more difficult and/or more costly to satisfy our funding requirements. In addition, any future tightening or regulation of financial institutions (such as BASEL 4), including increasing capital reserves, could impact our ability to raise funds in the commercial bank loan market in the future.
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
Our senior management’s reputations and relationships with lessees, sellers, buyers and financiers of aircraft are a critical element of our business. We encounter intense competition for qualified employees from other companies in the aircraft leasing industry, and we believe there are only a limited number of available qualified executives in our industry. The Company seeks to retain a pipeline of senior management personnel with superior talent to provide continuity of succession, including for the Chief Executive Officer position and other senior positions. In addition, our Board of Directors is involved in succession planning, including review of short- and long-term succession plans for the Chief Executive Officer and other senior positions. Our future success depends, to a significant extent, upon the continued service of our senior management personnel, including the Chief Executive Officer and his potential successors, and if we lose one or more of these individuals, our business could be adversely affected.
We may not be able to pay or maintain dividends, or we may choose not to pay dividends, and the failure to pay or maintain dividends may adversely affect our share price.
On October 28, 2016, our Board of Directors declared a regular quarterly dividend of $0.26 per common share, or an aggregate of approximately $20.4 million, which was paid on December 15, 2016 to holders of record on November 29, 2016. This dividend may not be indicative of the amount of any future quarterly dividends. Our ability to pay, maintain or increase cash dividends to our shareholders is subject to the discretion of our Board of Directors and will depend on many factors, including: our ability to comply with financial covenants in our financing documents that limit our ability to pay dividends and make certain other restricted payments; the difficulty we may experience in raising, and the cost of, additional capital and our ability to finance our aircraft acquisition commitments; our ability to re-finance our long-term financings; our ability to negotiate and enforce favorable lease rates and other contractual terms; the level of demand for our aircraft in the lease placement or sales markets; the economic condition of the commercial aviation industry generally; the financial condition and liquidity of our lessees; unexpected or increased aircraft maintenance or other expenses; the level and timing of capital expenditures, principal repayments and other capital needs; maintaining our credit ratings, our results of operations, financial condition and liquidity; legal restrictions on the payment of dividends, including a statutory dividend test and other limitations under Bermuda law; and general business conditions and other factors that our Board of Directors deems relevant. Some of these factors are beyond our control. In the future, we may choose to not pay dividends or may not be able to pay dividends, maintain our current level of dividends, or increase them over time. The failure to maintain or pay dividends may adversely affect our share price.
We are subject to risks related to our indebtedness that may limit our operational flexibility and our ability to compete with our competitors.
As of December 31, 2016, our total indebtedness was approximately $4.5 billion, representing approximately 71.1% of our total capitalization. Aircastle Limited has guaranteed most of this indebtedness and we are responsible on a full recourse basis for timely payment when due and compliance with covenants under the related debt documentation. As a result of our substantial amount of indebtedness, we may be unable to generate sufficient cash to pay, when due, the principal of, interest on or other amounts due with respect to our indebtedness, and our substantial amount of indebtedness may increase our vulnerability to adverse economic and industry conditions, reduce our flexibility in planning for or reaction to changes in the business environment or in our business or industry, and adversely affect our cash flow and our ability to operate our business and compete with our competitors.
Our indebtedness subjects us to certain risks, including:

•
29% of our net book value serves as collateral for our secured indebtedness, and the terms of certain of our indebtedness require us to use proceeds from sales of aircraft, in part, to repay amounts outstanding under such indebtedness;

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

Risks Related to Our Long-term Financings
The provisions of our long-term financings require us to comply with financial and other covenants. Our compliance with these ratios, tests and covenants depends upon, among other things, the timely receipt of lease payments from our lessees and upon our overall financial performance.

•
ECA Financings. Our ECA Financings contain a $500 million minimum net worth covenant and also contain, among other customary provisions, a material adverse change default and a cross-default to certain other financings of the Company.

•
Bank Financings. Our secured bank financings contain, among other customary provisions, a $500 million minimum net worth covenant, a cross-default to certain other financings of the Company, and for one portfolio financing, a minimum debt service coverage ratio of 1.15.

•
Senior Notes. Our senior notes indentures impose operating and financial restrictions on our activities. These restrictions limit our ability to, or in certain cases prohibit us from, incurring or guaranteeing additional indebtedness, refinancing our existing indebtedness, paying dividends, repurchasing our common shares, making other restricted payments, making certain investments or entering into joint ventures and a cross-default to certain other financings of the Company.

•
Unsecured Revolving Credit Facilities and Loan. Our unsecured revolving credit facilities/loan contain $750 million minimum net worth covenants, minimum unencumbered asset ratios, minimum interest coverage ratios and cross-defaults to certain other financings of the Company.

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
The supply and demand for aircraft is affected by various cyclical and non-cyclical factors that are not under our control, including:

•	passenger and air cargo demand;

•	operating costs, including fuel costs, and general economic conditions affecting our lessees’ operations;

•	geopolitical events, including war, prolonged armed conflict and acts of terrorism;

•	outbreaks of communicable diseases and natural disasters;

•	governmental regulation;

•	interest rates;

•	foreign exchange rates;

•	tariffs and other restrictions on trade;

•	airline restructurings and bankruptcies;

•	the availability of credit;

•	changes in control of, or restructurings of, other aircraft leasing companies;

•	manufacturer production levels and technological innovation;

•	discounting by manufacturers on aircraft types nearing end of production;

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
As manufacturers introduce technological innovations and new types of aircraft, including the Boeing 787, the Airbus A350, the Bombardier C Series and re-engined and/or replacement types for the Boeing 737, Boeing 777, Airbus A320, Airbus A330 and Embraer E-Jet families of aircraft, certain aircraft in our existing aircraft portfolio may become less desirable to potential lessees or purchasers. This next generation of aircraft is expected to deliver improved fuel consumption and reduced noise and emissions with lower operating costs compared to current-technology aircraft. The Boeing 787 is currently in production while the Boeing 777X is expected to enter service in 2020-2021. The first variant of the Airbus A350 entered service in December 2014. The Airbus A320neo and the Bombardier C Series entered service in 2016. The Boeing 737 MAX family of aircraft is expected to enter service in 2017 and first deliveries for the Airbus A330neo and Embraer’s second generation of E-Jets, the E-2 family, are expected to begin in 2018. Further, Commercial Aircraft Corporation of China Ltd., Mitsubishi and Russia's United Aircraft Corporation are developing aircraft models that will compete with the Airbus A319, the Boeing 737 and the Embraer E-Jet.
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
In addition to stringent noise restrictions, the U.S. and other jurisdictions have imposed stringent limits on aircraft engine emissions, such as NOx, CO and CO2, consistent with current ICAO standards. European countries have relatively strict environmental regulations that can restrict operational flexibility and decrease aircraft productivity.  The E.U. has included the aviation sector in its emissions trading scheme ("ETS"), and has attempted to apply the ETS to flights outside of European airspace.  This effort has been opposed by the U.S. and other countries. The E.U. suspended the ETS for flights from or to non- European countries in 2013, but absent amendment, the ETS applies to flights outside of Europe in 2017. Finally, ICAO has also adopted a resolution developing a global market-based measure to control CO2 emission from international aviation, which begins in 2021. As noted above, the U.S. EPA announced in 2016 its intent to promulgate and adopt a rule to incorporate these new standards into domestic law.
Additionally, in 2015, over 190 countries, including the United States, reached an agreement to reduce global GHG emissions at the United Nations Framework Convention on Climate. The agreement does not expressly reference aviation, but if the agreement is implemented in the United States and other countries there could be an adverse direct or indirect effect on the aviation industry as a whole.
Over time, it is possible that governments will adopt additional regulatory requirements and/or market-based policies that are intended to reduce energy usage, emissions, and noise levels from aircraft. Such initiatives may be based on concerns regarding climate change, energy security, public health, local impacts, or other factors, and may also impact the global market for certain aircraft and cause behavioral shifts that result in decreased demand for air travel. These concerns could also result in greater limitations on the operation of our fleet, particularly aircraft equipped with older technology engines.
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
As of December 31, 2016, 9% of our aircraft portfolio, based on net book value, was fifteen years or older. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Additionally, older aircraft typically are less fuel-efficient than newer aircraft and may be more difficult to re-lease or sell, particularly if, due to increasing production rates by aircraft manufacturers or airline insolvencies or other distress, older aircraft are competing with newer aircraft in the lease or sale market. Expenses like fuel, aging aircraft inspections, maintenance or modification programs and related airworthiness directives could make the operation of older aircraft less economically feasible and may result in increased lessee defaults. We may also incur some of these increased maintenance expenses and regulatory costs upon acquisition or re-leasing of our aircraft. Re-leasing larger wide-body aircraft may result in higher reinvestment and maintenance expenditures than re-leasing narrow-body aircraft.
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
Risks Related to our Order of New Embraer E-Jet E2 Aircraft
We have lease commitments for three of the 25 Embraer E-Jet E2 aircraft that we contracted to purchase from Embraer and are scheduled for delivery between the fourth quarter of 2018 and 2021. We do not yet have lease commitments for the remaining deliveries nor have we put financing in place for any of the Embraer E-Jet E-2 aircraft deliveries. Our ability to lease these aircraft on favorable terms, if at all, may be adversely affected by desirability of this new aircraft type and risks to the commercial airline industry generally. If we are unable to obtain the necessary financing or otherwise satisfy our contractual obligations to Embraer, we will be subject to several potential risks, including:

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
In addition, the Embraer E-Jet E2 is a new aircraft variant under development and is not yet in production. While the Embraer E-Jet E2 aircraft will incorporate a modified version of the recently introduced Pratt & Whitney geared turbofan engine, this version is also not in production. Airframe and engine manufacturers have occasionally experienced delays and technical difficulties in bringing new aircraft and engine types to market. If any aircraft for which we have made future lease commitments is delayed or if Embraer is unable to produce the aircraft in compliance with the performance specifications, some or all of our affected lessees might be able to terminate their leases with respect to such aircraft. Our purchase agreement with Embraer and the anticipated future leases for these aircraft contain certain cancellation rights related to delays in delivery. Any such termination could strain our relations with those lessees going forward. Lastly, we will rely on Embraer to return any advance deposits and progress payments if they are unable to meet their obligations to us, and we may not be able to recover such amounts if Embraer defaults or becomes insolvent. Any of these events could materially and adversely affect our financial results and operations.
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
Emerging markets are countries which have less developed economies that are vulnerable to economic and political problems, such as significant fluctuations in gross domestic product, interest and currency exchange rates, civil disturbances, government instability, nationalization and expropriation of private assets, unfavorable legal systems, change in law regarding recognition of contracts or ownership rights, changes in governments or government policy and the imposition of taxes or other charges by governments. The occurrence of any of these events in markets served by our lessees and the resulting instability may adversely affect our ownership interest in an aircraft or the ability of lessees which operate in these markets to meet their lease obligations and these lessees may be more likely to default than lessees that operate in developed economies. For the year ended December 31, 2016, 41 of our lessees, which operated 119 aircraft and generated 68% of our lease rental revenue, are domiciled or habitually based in emerging markets.
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
Many of our lessees are exposed to currency risk due to the fact that they earn revenues in their local currencies while a significant portion of their liabilities and expenses, including fuel, debt service, and lease payments are denominated in U.S. dollars. In the case of a devaluation of the local currency, our lessees may not be able to increase revenue sufficiently to offset the impact of exchange rates on these expenses. This is particularly true for non-U.S. airlines whose operations are primarily domestic. This difference is magnified in the event of an appreciating U.S. dollar, as we have seen over the course of the last year, due to the strengthening of the U.S. economy and the expectation of rising U.S. interest rates. Currency volatility, particularly in emerging market countries, could impact the ability of some of our customers to meet their contractual obligations in a timely manner. Shifts in foreign exchange rates can be significant, are difficult to predict, and can occur quickly.

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
European Concentration
Twenty-six lessees in Europe accounted for 66 aircraft, totaling 23% of the net book value of our aircraft at December 31, 2016. Eleven aircraft, representing 3% of the net book value of our aircraft at December 31, 2016, were leased to a customer in Spain. Commercial airlines in Europe continue to face increased competitive pressures due to the expansion of low cost carriers, industry consolidation, as well as the growth of strong airlines in the Middle East. Several of the continent’s larger airlines have announced comprehensive restructuring efforts, including significant cost cutting measures.
Asian Concentration
Twenty-three lessees in Asia accounted for 61 aircraft totaling, 38% of the net book value of our aircraft at December 31, 2016. Growth in most of Asia has been strong, driven in large part by emerging economies. Asian airlines continue to face competition from new entrants and the growth of low cost carriers in the region. There is also risk of oversupply in the future driven by large outstanding order books of some Asian airlines. Demand weaknesses, due to slowing economic growth in the region, could adversely affect the Asian airlines industry. Nine lessees in southeast Asia accounted for 34 aircraft, totaling 25% of the net book value of our aircraft at December 31, 2016.
North American Concentration
Ten lessees in North America accounted for 26 aircraft, totaling 8% of the net book value of our aircraft at December 31, 2016. Consolidation among major airlines in the U.S. has helped drive capacity discipline and pricing power, but despite recent improvements in the financial results of many carriers, airlines remain highly susceptible to macroeconomic and geopolitical factors outside their control.
South American Concentration
Six lessees in South America accounted for 23 aircraft, totaling 18% of the net book value of our aircraft at December 31, 2016. The region’s largest economy, Brazil, has suffered from depressed commodity prices, currency devaluation and a stalled economy, which has forced a reduction in capacity by the country’s airlines. Two lessees in Brazil accounted for fifteen aircraft, totaling 8% of the net book value of our aircraft at December 31, 2016.
Middle East and African Concentration
Six lessees in the Middle East and Africa accounted for fourteen aircraft totaling 11% of the net book value of our aircraft at December 31, 2016. Middle Eastern lessees, particularly Gulf-based carriers, have a large number of aircraft on order and continue to capitalize on the region’s favorable geographic position as an East-West transfer hub. In recent years, a number of countries in the Middle East and North Africa experienced significant political instability, negatively impacting tourism and air travel. Continued unrest and instability would again negatively impact the financial performance of airlines operating to, from, and within this region.

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
While fuel prices have significantly declined since 2013, there can be no assurance that lower fuel prices will persist. Due to the competitive nature of the airline industry, airlines have been, and may continue to be, unable to pass on increases in fuel prices to their customers by increasing fares in a manner that fully compensates for the costs incurred. Higher and more volatile fuel prices may also have an impact on consumer confidence and spending, and thus may adversely impact demand for air transportation. In addition, airlines may not be able to successfully manage their exposure to fuel price fluctuations. If fuel prices increase due to future terrorist attacks, acts of war, armed hostilities, rebellion or political instability, natural disasters or for any other reason, they are likely to cause our lessees to incur higher costs and/or generate lower revenues, resulting in an adverse impact on their financial condition and liquidity. Fuel cost volatility may contribute to the reluctance of airlines to make future commitments to leased aircraft and reduce the demand for lease aircraft. Consequently, these conditions may: (i) affect our lessees’ ability to make rental and other lease payments; (ii) result in lease restructurings and/or aircraft repossessions; (iii) increase our costs of re-leasing or selling our aircraft; or (iv) impair our ability to re-lease or sell our aircraft on a timely basis at favorable rates or terms, or at all.
If the effects of terrorist attacks and geopolitical conditions adversely impact the financial condition of the airlines, our lessees might not be able to meet their lease payment obligations, which would have an adverse effect on our financial results and growth prospects.
War, armed hostilities or terrorist attacks, or the fear of such events, could decrease demand for air travel or increase the operating costs of our customers. Terrorist incidents, including the attacks at Belgian and Turkish airports, the situations in Iraq, Egypt and Syria, and other international tensions, such as with North Korea and territorial disputes in East Asia, may lead to regional or broader international instability.   Future terrorist attacks, war or armed hostilities, large protests or government instability, or the fear of such events, could further negatively impact the airline industry and may have an adverse effect on the financial condition and liquidity of our lessees, aircraft values and rental rates and may lead to lease restructurings or aircraft repossessions, all of which could adversely affect our financial results.
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
Economic conditions and regulatory changes resulting from the United Kingdom’s ("U.K") possible exit from the E.U. and the new administration in the U.S. could have an adverse effect on our business and results of operations.
In June 2016, voters in the U.K. approved a referendum to exit from the E.U., known as Brexit.  If the U.K. initiates a Brexit process, its effects on us will depend on the resulting agreements regarding trade and travel made between the United Kingdom and European Union.  In the U.S., the new administration and incoming Congress could effect significant changes in, or create uncertainty regarding, governmental policies, the regulatory environment and many other areas that could impact the Company, including but not limited to changes to existing trade agreements, import and export regulations, immigration, tariffs and customs duties, tax regulations, environmental regulations and other areas that become subject to significant changes.

Brexit and U.S. political changes could result in adverse consequences, such as instability in financial markets, deterioration in economic conditions, volatility in currency exchange rates or adverse impact to air travel and the air freight market.  These impacts may negatively impact the airline and finance industries and may have an adverse effect on our ability to borrow, the financial condition of our lessees, aircraft values and rental rates and may lead to lease restructurings or aircraft repossessions, all of which could adversely affect our financial results.
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

As of February 7, 2017, Marubeni owns 21,605,347 shares, or 27.5% of our common shares. Although the Shareholder Agreement, dated as of June 6, 2013, among us, Marubeni and a subsidiary of Marubeni (as amended and restated from time to time, the “Shareholder Agreement”), imposes certain restrictions on Marubeni’s and its affiliates’ ability to make additional acquisitions of our common shares, Marubeni, nonetheless, may be able to influence fundamental corporate matters and transactions, including the election of directors; mergers or amalgamations (subject to prior board approval); consolidations or acquisitions; the sale of all or substantially all of our assets; in certain circumstances, the amendment of our bye-laws; and our winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by our other shareholders. The interests of Marubeni may not always coincide with our interests or the interests of our other shareholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of our company. Also, Marubeni may seek to cause us to take courses of action that, in its judgment, could enhance its investment in us, but which might involve risks to our other shareholders or adversely affect us or our other shareholders. In addition, under the Shareholder Agreement, based on the current ownership of our common shares by Marubeni and the current size of our Board of Directors, Marubeni is entitled to designate three directors for election to our Board of Directors. As a result of these or other factors, the market price of our common shares could decline or shareholders might not receive a premium over the then-current market price of our common shares upon a change in control. In addition, this concentration of share ownership may adversely affect the trading price of our common shares because investors may perceive disadvantages in owning shares in a company with a significant shareholder.
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
Our joint ventures may have an adverse effect on our business.
Our joint ventures, which are referred to in “Other Aviation Assets and Alternative New Business Approaches” above, involve significant risks that may not be present with other methods of ownership, including:

•	we may not realize a satisfactory return on our investment or the joint ventures may divert management’s attention from our business;

•	our joint venture partners could have investment goals that are not consistent with our investment objectives, including the timing, terms and strategies for any investments;

•	our joint venture partners might fail to fund their share of required capital contributions or fail to fulfill their obligations as a joint venture partner; and

•
our joint venture partners may have competing interests in our markets that could create conflict of interest issues, particularly if aircraft owned by the joint ventures are being marketed for lease or sale at a time when the Company also has comparable aircraft available for lease or sale.

As of February 7, 2017, Teachers’ owns 10.0% of our outstanding common shares.
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
As of February 7, 2017, there were 78,556,466 shares issued and outstanding, all of which are freely transferable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Approximately 37.5% of our outstanding common shares are held by our affiliates and can be resold into the public markets in the future in accordance with the requirements of Rule 144 under the Securities Act.
One affiliate, Marubeni, currently holds 27.5% of our outstanding common shares. Beginning in July 2016, pursuant to the occurrence of certain events set forth in the Shareholders Agreement, Marubeni and permitted third-party transferees have the ability to cause us to register the resale of their common shares into the public markets. Another investor, Teachers’, currently holds 10.0% of our outstanding common shares and has the ability to cause us to register the resale of their common shares into the public markets.
The issuance of additional common shares in connection with acquisitions or otherwise will dilute all other shareholdings.
As of February 7, 2017, we had an aggregate of 153,960,290 common shares authorized but unissued and not reserved for issuance under our incentive plan. We may issue all of these common shares without any action or approval by our shareholders. We intend to continue to actively pursue acquisitions of aviation assets and may issue common shares in connection with these acquisitions. Any common shares issued in connection with our acquisitions, our incentive plan, and the exercise of outstanding share options or otherwise would dilute the percentage ownership held by existing shareholders.
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
Our Irish subsidiaries and affiliates are expected to be subject to corporation tax on their income from leasing, managing and servicing aircraft at the 12.5% tax rate applicable to trading income. This expectation is based on certain assumptions, including that we will maintain at least the current level of our business operations in Ireland. If we are not successful in achieving trading status in Ireland, the non-trading income activities of our Irish subsidiaries and affiliates would be subject to tax at the rate of 25% and capital gains would be taxed at the rate of 35%, which would adversely affect our business and would result in decreased earnings available for distribution to our shareholders.
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
In addition, the Organization for Economic Co-operation and Development has undertaken the Base Erosion and Profit Shifting (“BEPS”) project, which aims to restructure the taxation scheme currently affecting multinational entities. If the proposals recommended under BEPS are implemented, the tax rules to which we are subject may increase our liability for non-U.S. taxes.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We lease approximately 19,200 square feet of office space in Stamford, Connecticut for our corporate operations. The lease for the Stamford facility expires in December 2017. We lease approximately 3,380 square feet of office space in Dublin, Ireland and approximately 2,600 square feet of office space in Singapore for our operations in Europe and Asia. The lease for our Irish office expires in June 2026, and the lease for our Singapore office expires in July 2019.
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
Set forth below is information pertaining to our executive officers who held office as of February 7, 2017:
Ron Wainshal, 52, became our Chief Executive Officer in May 2005 and a member of our Board in May 2010 and is currently on medical leave. Prior to joining Aircastle, Mr. Wainshal was in charge of the Asset Management group of General Electric Capital Aviation Services (“GECAS”) from 2003 to 2005. After joining GECAS in 1998, Mr. Wainshal led many of GECAS’ U.S. airline restructuring efforts and its bond market activities, and played a major marketing and structured finance role for GECAS in the Americas. Before joining GECAS, he was a principal and co-owner of a financial advisory company specializing in transportation infrastructure from 1994 to 1998 and prior to that held positions at Capstar Partners and The Transportation Group in New York and Ryder System in Miami. He received a B.S. in Economics from the University of Pennsylvania's Wharton School and an MBA from the University of Chicago’s Booth Graduate School of Business.

Michael Inglese, 55, became our Chief Financial Officer in April 2007 and has been Acting Chief Executive Officer since January 6, 2017. Prior to joining the Company, Mr. Inglese served as an Executive Vice President and Chief Financial Officer of PanAmSat Holding Corporation, where he served as Chief Financial Officer from June 2000 until the closing of PanAmSat’s sale to Intelsat in July 2006. Mr. Inglese joined PanAmSat in May 1998 as Vice President, Finance after serving as Chief Financial Officer for DIRECTV Japan, Inc. He is a Chartered Financial Analyst who holds a B.S. in Mechanical Engineering from Rutgers University College of Engineering and his MBA from Rutgers Graduate School of Business Management.
Michael Kriedberg, 55, became our Chief Commercial Officer in April 2013. Prior to joining the Company, Mr. Kriedberg served as an Executive Vice President, Aviation Financing Operations of GECAS from August 2009. From January 2008 to August 2009, Mr. Kriedberg was the Chief Investment Officer of GE Capital Corporation (“GECC”) and President of the Bank Loan Group division of GECC from August 2006 to January 2008. Mr. Kriedberg holds a B.S. in Economics from SUNY Albany and a Master’s degree in Accounting from Pace University.
Christopher L. Beers, 52, became our General Counsel in November 2014. Prior to joining Aircastle, Mr. Beers held senior positions at GE Capital since 2000, including Senior Vice President and Associate General Counsel at GECAS from 2009 to 2014, and Senior Vice President and General Counsel of GE Transportation Finance from 2006 to 2009. Previously, Mr. Beers was a Senior Associate at the law firm of Milbank Tweed Hadley and McCloy in New York City. Mr. Beers holds a B.S. in Economics from Arizona State University and a J.D. from Pace Law School.
Joseph Schreiner, 59, became our Executive Vice President, Technical in October 2004. Prior to joining Aircastle, Mr. Schreiner oversaw the technical department at AAR Corp, a provider of products and services to the aviation and defense industries from 1998 to 2004 where he managed aircraft and engine evaluations and inspections, aircraft lease transitions, reconfiguration and heavy maintenance. Prior to AAR, Mr. Schreiner spent nineteen years at Boeing (McDonnell-Douglas) in various technical management positions. Mr. Schreiner received a B.S. from the University of Illinois and an MBA from Pepperdine University.
Aaron Dahlke, 48, became our Chief Accounting Officer in June 2005. Prior to that, Mr. Dahlke was Vice President and Controller of Boullioun Aviation Services Inc. from January 2003 to May 2005. Prior to Boullioun, Mr. Dahlke was at ImageX.com, Inc. and Ernst & Young LLP. He received a B.S. in Accounting from California State University, San Bernardino. He is a Certified Public Accountant.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTER AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common shares are listed for trading on the New York Stock Exchange under the symbol “AYR.” As of February 7, 2017, there were 26,838 record holders of our common shares.
The following table sets forth the quarterly high and low prices of our common shares on the New York Stock Exchange for the periods indicated since our initial public offering and dividends during such periods:

	High	Low	Dividends Declared per Share ($)
Year Ended December 31, 2016:
First Quarter	$22.49	$15.06	$0.240
Second Quarter	$22.74	$18.82	$0.240
Third Quarter	$22.95	$18.56	$0.240
Fourth Quarter	$22.99	$18.26	$0.260

Year Ended December 31, 2015:
First Quarter	$23.82	$19.64	$0.220
Second Quarter	$25.52	$22.15	$0.220
Third Quarter	$24.70	$18.50	$0.220
Fourth Quarter	$23.49	$19.13	$0.240
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

Issuer Purchases of Equity Securities
In February 2016, our Board of Directors authorized the repurchase of $100.0 million of the Company’s common shares. During the fourth quarter of 2016, we purchased our common shares as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
	(Dollars in thousands, except per share amounts)
October 1 through 31	—	$—	—	$96,656
November 1 through 30	41,000	18.75	41,000	95,888
December 1 through 31	—	—	—	95,888
Total	41,000	$18.75	41,000	$95,888

______________

(1) Under our current repurchase program, we have purchased an aggregate of 217,574 common shares at an aggregate cost of $4.1 million, including commissions.

Performance Graph
The following stock performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.
The following graph compares the cumulative five year total return to holders of our common shares relative to the cumulative total returns of the S&P Midcap 400 Index and a customized peer group over the five year period ended December 31, 2016. The peer group consists of three companies: AerCap Holdings NV (NYSE: AER), Air Lease Corporation (NYSE: AL) and FLY Leasing Limited (NYSE: FLY). An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common shares, the S&P Midcap 400 Index and in the peer group on December 31, 2011, and the relative performance of each is tracked through December 31, 2016. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance. We believe that the S&P Midcap 400 Index is more representative of our peers and as such, we utilize the S&P Midcap 400 Index as one of the metrics for our performance share-based compensation as part of our long-term incentive plan.

* $100 invested on December 31, 2011 in stock or index, including reinvestment of dividends.

	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Aircastle Limited	$127.29	$103.77	$165.60	$192.80	$196.31	$205.19
S&P Midcap 400	98.27	117.88	157.37	172.74	168.98	204.03
Peer Group	82.53	103.24	203.09	210.89	226.50	222.69

ITEM 6. SELECTED FINANCIAL DATA
The selected historical consolidated financial, operating and other data as of December 31, 2016 and 2015 and for each of the three years in the period ended December 31, 2016 presented in this table are derived from our audited consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report. The selected consolidated financial data as of December 31, 2013 and 2012 presented in this table are derived from our audited consolidated financial statements and related notes thereto, which are not included in this Annual Report. You should read these tables along with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands, except share data)
Selected Financial Data:
Consolidated Statements of Income:
Lease rental revenue	$725,220	$733,417	$714,654	$644,929	$623,503
Total revenues	772,958	819,202	818,602	708,645	686,572
Selling, general and administrative expenses	61,872	56,198	55,773	53,436	48,370
Depreciation	305,216	318,783	299,365	284,924	269,920
Interest, net	255,660	243,577	238,378	243,757	222,808
Net income	151,453	121,729	100,828	29,781	32,868
Earnings per common share — Basic:
Net income	$1.92	$1.50	$1.25	$0.40	$0.46
Earnings per common share — Diluted:
Net income	$1.92	$1.50	$1.25	$0.40	$0.46
Cash dividends declared per share	$0.98	$0.90	$0.82	$0.695	$0.615

Other Operating Data:
EBITDA	$734,989	$707,524	$658,606	$600,088	$546,285
Adjusted EBITDA	767,953	832,105	792,283	717,209	647,622
Adjusted net income	168,527	142,271	167,642	59,260	57,009

Consolidated Statements of Cash Flows:
Cash flows provided by operations	$468,092	$526,285	$458,786	$424,037	$427,277
Cash flows used in investing activities	(646,155)	(864,662)	(861,602)	(682,933)	(741,909)
Cash flows provided by (used in) financing activities	477,738	324,625	(82,141)	295,292	637,327

Consolidated Balance Sheet Data:
Cash and cash equivalents	$455,579	$155,904	$169,656	$654,613	$618,217
Flight equipment held for lease, net of accumulated depreciation	6,247,585	5,867,062	5,579,718	5,044,410	4,662,661
Net investment in finance and sales-type leases	260,853	201,211	106,651	145,173	119,951
Total assets	7,244,665	6,569,964	6,175,146	6,199,429	5,757,073
Borrowings from secured and unsecured financings, net of debt issuance costs	4,506,245	4,041,156	3,744,587	3,684,897	3,543,589
Shareholders’ equity	1,834,314	1,779,500	1,720,335	1,645,407	1,415,626

Other Data:
Number of aircraft owned and managed on behalf of our joint ventures (at the end of period)	206	167	152	162	159
Total debt to total capitalization	71.1%	69.4%	68.5%	69.1%	71.5%
Total unencumbered assets	$5,069,955	$4,084,134	$3,510,588	$3,309,821	$2,709,915

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
The table below shows the reconciliation of net income to EBITDA and Adjusted EBITDA for the years ended December 31, 2016, 2015, 2014, 2013 and 2012.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Net income	$151,453	$121,729	$100,828	$29,781	$32,868
Depreciation	305,216	318,783	299,365	284,924	269,920
Amortization of net lease premiums (discounts) and lease incentives	10,353	10,664	6,172	32,411	12,844
Interest, net	255,660	243,577	238,378	243,757	222,808
Income tax provision	12,307	12,771	13,863	9,215	7,845
EBITDA	$734,989	$707,524	$658,606	$600,088	$546,285
Adjustments:
Impairment of aircraft	28,585	119,835	93,993	117,306	96,454
Loss on extinguishment of debt	—	—	36,570	—	—
Non-cash share-based payment expense	7,901	5,537	4,244	4,569	4,232
Gain on mark-to-market of interest rate derivative contracts	(3,522)	(791)	(1,130)	(4,754)	(597)
Contract termination expense	—	—	—	—	1,248
Adjusted EBITDA	$767,953	$832,105	$792,283	$717,209	$647,622
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
For additional information regarding the limitations of these non-GAAP measures, see "Limitations of EBITDA, Adjusted EBITDA and ANI" below.

The table below shows the reconciliation of net income to ANI for the years ended December 31, 2016, 2015, 2014, 2013 and 2012.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Net income	$151,453	$121,729	$100,828	$29,781	$32,868
Loss on extinguishment of debt(2)	—	—	36,570	—	—
Ineffective portion and termination of cash flow hedges(1)	—	455	660	2,393	2,893
Gain on mark-to-market of interest rate derivative contracts(2)	(3,522)	(791)	(1,130)	(4,754)	(597)
Loan termination payment(1)	4,960	—	—	2,954	—
Write-off of deferred financing fees(1)	2,880	—	—	3,975	3,034
Stock compensation expense(3)	7,901	5,537	4,244	4,569	4,232
Term Financing No. 1 hedge loss amortization charges(1)	—	4,401	14,854	17,843	13,331
Securitization No. 1 hedge loss amortization charges(1)	4,855	10,940	11,616	2,499	—
Contract termination expense	—	—	—	—	1,248
Adjusted net income	$168,527	$142,271	$167,642	$59,260	$57,009
_____________

(1)	Included in Interest, net.

(2)	Included in Other income (expense).

(3)	Included in Selling, general and administrative expenses.

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
OVERVIEW
Aircastle acquires, leases, and sells commercial jet aircraft to airlines throughout the world. As of December 31, 2016, we owned and managed on behalf of our joint ventures 206 aircraft that were leased to 71 lessees located in 36 countries. Our aircraft are managed by an experienced team based in the United States, Ireland and Singapore. Our aircraft are subject to net leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs, although in certain cases, we are obligated to pay a portion of specified maintenance or modification costs. As of December 31, 2016, the net book value was $6.51 billion compared to $6.07 billion at the end of 2015. Our revenues and net income for the year ended December 31, 2016 were $773.0 million and $151.5 million respectively, and for the fourth quarter 2016 were $204.7 million and $67.7 million, respectively.
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
Operating Expenses
Operating expenses are comprised of depreciation of flight equipment held for lease, interest expense, selling, general and administrative expenses, aircraft impairment charges and maintenance and other costs. Because our operating lease terms generally require the lessee to pay for operating, maintenance and insurance costs, our portion of maintenance and other costs relating to aircraft reflected in our statement of income primarily relates to expenses for unscheduled lease transitions.
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
Acquisitions and Sales
During 2016, we acquired 60 aircraft for $1.6 billion. At December 31, 2016, we had commitments to acquire 28 aircraft for $1.08 billion, including 25 new Embraer E-Jet E-2 aircraft from Embraer, with delivery beginning in 2018. These amounts include estimated amounts for pre-delivery deposits, contractual price escalations and other adjustments. As of February 7, 2017, we have commitments to acquire 28 aircraft for $1.08 billion.
During 2016, we sold 30 aircraft and other flight equipment for $755.9 million, which resulted in a net gain of $39.1 million.

The following table sets forth certain information with respect to the aircraft owned and managed on behalf of our joint ventures by us as of December 31, 2016, 2015 and 2014:
AIRCASTLE AIRCRAFT INFORMATION (dollars in millions)

Owned Aircraft	As of December 31, 2016(1)	As of December 31, 2015(1)	As of December 31, 2014(1)
Flight Equipment Held for Lease	$6,508	$6,068	$5,686
Unencumbered Flight Equipment included in Flight Equipment Held for Lease	$4,614	$3,928	$3,341
Number of Aircraft	193	162	148
Number of Unencumbered Aircraft	156	118	95
Number of Lessees	71	53	54
Number of Countries	36	34	34
Weighted Average Age (years)(2)	7.9	7.5	8.4
Weighted Average Remaining Lease Term (years)(2)	5.1	5.9	5.4
Weighted Average Fleet Utilization during the Fourth Quarter(3)	99.0%	99.7%	99.9%
Weighted Average Fleet Utilization for the Year Ended(3)	98.9%	99.3%	99.6%
Portfolio Yield for the Fourth Quarter(4)	12.4%	12.6%	13.3%
Portfolio Yield for the Year Ended(4)	12.4%	12.7%	13.4%

Managed Aircraft on behalf of Joint Ventures
Flight Equipment	$689	$484	$505
Number of Aircraft	13	5	5
 ____________

(1)	Calculated using net book value at period end.

(2)	Weighted by net book value.

(3)	Aircraft on-lease days as a percent of total days in period weighted by net book value.

(4)
Lease rental revenue, interest income and cash collections on our net investment in finance and sales-type leases for the period as a percent of the average net book value for the period; quarterly information is annualized. Based on the growing level of finance and sales-type lease revenue, management revised the calculation of portfolio yield to include our net investment in finance and sales-type leases in the average net book value and to include the interest income and cash collections on our net investment in finance and sales-type leases in lease rentals.

Our owned aircraft portfolio as of December 31, 2016 is listed in Exhibit 99.1 to this report.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of December 31, 2016			Owned Aircraft as of December 31, 2015
	Number of Aircraft		% of Net Book Value(1)	Number of Aircraft		% of Net Book Value(1)
Aircraft Type
Passenger:
Narrow-body	155		56%	118		46%
Wide-body	30		36%	33		44%
Total Passenger	185		92%	151		90%
Freighter	8		8%	11		10%
Total	193		100%	162		100%

Manufacturer
Airbus	103		51%	87		53%
Boeing	85		47%	70		45%
Embraer	5		2%	5		2%
Total	193		100%	162		100%

Regional Diversification
Asia and Pacific	61		38%	49		39%
Europe	66		23%	64		26%
Middle East and Africa	14		11%	9		10%
North America	26		8%	17		6%
South America	23		18%	22		19%
Off-lease	3	(2)	2%	1	(3)	—%
Total	193		100%	162		100%
 _______________

(1)	Calculated using net book value at year end.

(2)	Consisted of one Airbus A330-200 aircraft, which was delivered on lease to a customer in February 2017, and two Airbus A321-200 aircraft which are subject to a commitment to lease.

(3)	Consisted of one Boeing 777-200ER aircraft that was sold during the second quarter of 2016.

Our largest customer represents 6% of the net book value at December 31, 2016. Our top fifteen customers for aircraft we owned at December 31, 2016, representing 88 aircraft and 59% of the net book value, are as follows:

Percent of Net Book Value	Customer	Country	Number of Aircraft
Greater than 6% per customer	Avianca Brazil	Brazil	10
	Lion Air	Indonesia	12

3% to 6% per customer	LATAM	Chile	3
	South African Airways	South Africa	4
	Thai Airways	Thailand	2
	Singapore Airlines	Singapore	4
	Air Asia X	Malaysia	3
	Air Berlin	Germany	11
	Emirates	United Arab Emirates	2
	AirBridge Cargo(1)	Russia	2
	Iberia	Spain	11
	Garuda	Indonesia	4

Less than 3% per customer	Jet Airways	India	8
	Avianca	Colombia	2
	easyJet	United Kingdom	10
	Total top 15 customers		88
	All other customers		105
	Total all customers		193

(1) Guaranteed by Volga-Dnepr Airlines. We have one additional aircraft on lease with an affiliated airline.
Finance
Aircastle Limited is a publicly-listed company, and our shares have been trading on the New York Stock Exchange since August 2006. Since our inception in late 2004, we raised approximately $1.7 billion in equity capital from private and public investors. We also obtained $12.9 billion in debt capital from a variety of sources including export credit agency-backed debt, commercial bank debt, the aircraft securitization markets and the unsecured bond market. The diversity and global nature of our financing sources demonstrates our ability to adapt to changing market conditions and seize new growth opportunities.
We intend to fund new investments through cash on hand, funds generated from operations, maintenance payments received from lessees, secured borrowings for aircraft, draws on our revolving credit facilities and proceeds from any future aircraft sales. We may repay all or a portion of such borrowings from time to time with the net proceeds from subsequent long-term debt financings, additional equity offerings or cash generated from operations and asset sales. Therefore, our ability to execute our business strategy, particularly the acquisition of additional commercial jet aircraft or other aviation assets, depends to a significant degree on our ability to obtain additional debt and equity capital on terms we deem attractive.
See “Liquidity and Capital Resources — Secured Debt Financings” and “Liquidity and Capital Resources — Unsecured Debt Financings” below.

Comparison of the year ended December 31, 2016 to the year ended December 31, 2015:

	Year Ended December 31,
	2016	2015
	(Dollars in thousands)
Revenues:
Lease rental revenue	$725,220	$733,417
Finance and sales-type lease revenue	17,190	7,658
Amortization of net lease discounts and lease incentives	(10,353)	(10,664)
Maintenance revenue	33,590	71,049
Total lease rentals	765,647	801,460
Other revenue	7,311	17,742
Total revenues	772,958	819,202
Expenses:
Depreciation	305,216	318,783
Interest, net	255,660	243,577
Selling, general and administrative	61,872	56,198
Impairment of aircraft	28,585	119,835
Maintenance and other costs	7,773	11,502
Total operating expenses	659,106	749,895
Other income:
Gain on sale of flight equipment	39,126	58,017
Other	3,527	919
Total other income	42,653	58,936
Income from continuing operations before income taxes	156,505	128,243
Income tax provision	12,307	12,771
Earnings of unconsolidated equity method investment, net of tax	7,255	6,257
Net income	$151,453	$121,729
Revenues:
Total revenues decreased by $46.2 million, for the year ended December 31, 2016 as compared to the year ended December 31, 2015, primarily as a result of the following:
Lease rental revenue. The decrease in lease rental revenue of $8.2 million for the year ended December 31, 2016 as compared to the same period in 2015 was primarily the result of decreases in revenue of:

•	$100.3 million due to sales of 56 aircraft since December 31, 2015; and

•	$14.8 million due to lease extensions, amendments, transitions and other changes.
These decreases were partially offset by a $106.9 million increase in revenue, reflecting the 52 aircraft purchased in 2016 and 34 aircraft purchased in 2015.
Finance and sales-type lease revenue. For the year ended December 31, 2016, $17.2 million of interest income from finance and sales-type leases was recognized as compared to $7.7 million in 2015, due to the net addition of aircraft subject to finance and sales-type leases.

Amortization of net lease discounts and lease incentives.

	Year Ended December 31,
	2016	2015
	(Dollars in thousands)
Amortization of lease incentives	$(6,223)	$(9,897)
Amortization of lease premiums	(13,744)	(10,922)
Amortization of lease discounts	9,614	10,155
Amortization of net lease discounts and lease incentives	$(10,353)	$(10,664)
As more fully described above under “Revenues,” lease incentives represent our estimated portion of the lessee's cost for heavy maintenance, overhaul or replacement of certain high-value components which is amortized over the life of the related lease. As we enter into new leases, the amortization of lease incentives generally increases and, conversely, if a related lease terminates, the related unused lease incentive liability will reduce the amortization of lease incentives. The decrease in amortization of lease incentives of $3.7 million for the year ended December 31, 2016 as compared to the same period in 2015 was primarily attributable to changes in estimates related to engines for three freighter aircraft of $9.3 million and the sale of nine aircraft for $2.1 million, partially offset by $7.7 million in reversals related to the transition of thirteen aircraft and the sale of one aircraft.
As more fully described above under “Revenues,” lease premiums represent the present value of the amount above current lease rates for acquired aircraft with attached leases. The increase in amortization of lease premiums of $2.8 million for the year ended December 31, 2016 as compared to the same period in 2015 resulted primarily from sixteen aircraft purchased during 2015 and 2016.
Maintenance revenue. For the year ended December 31, 2016, we recorded $33.6 million of maintenance revenue, primarily from eleven scheduled lease terminations. For 2015, we recorded $62.0 million of maintenance revenue from seventeen scheduled lease terminations and $9.1 million from one unscheduled lease termination.
Other revenue was $7.3 million during the year ended December 31, 2016, comprised of $5.1 million recognized in additional fees paid by lessees in connection with early termination and amendment of leases and $2.1 million in administrative fees from the Lancaster and IBJ Air joint ventures. For the year ended December 31, 2015, other revenue was $17.7 million, which was primarily due to $12.9 million recognized in additional fees paid by lessees in connection with early termination of leases, $3.2 million in fees related to other lease revenue and $1.5 million in administrative fees from the Lancaster joint venture.
Operating Expenses:
Total operating expenses decreased by $90.8 million, for the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily as a result of the following:
Depreciation expense decreased by $13.6 million for the year ended December 31, 2016 over the same period in 2015. The net decrease is primarily the result of a $59.9 million decrease in depreciation for aircraft sales. This decrease was offset by:

•	a $41.3 million increase in depreciation for aircraft acquired;

•	a $3.8 million increase due to capitalized aircraft improvements; and

•	a $1.2 million increase due to changes to asset lives and residual values.

Interest, net consisted of the following:

	Year Ended December 31,
	2016	2015
	(Dollars in thousands)
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities(1)	$228,774	$204,326
Hedge ineffectiveness losses	—	455
Amortization of deferred losses related to interest rate derivatives	9,662	24,023
Amortization of deferred financing fees and debt discount(2)	18,508	14,878
Interest expense	256,944	243,682
Less: Interest income	(1,140)	(105)
Less: Capitalized interest	(144)	—
Interest, net	$255,660	$243,577

______________

(1)	Includes $5.0 million in loan termination fees related to the sale of two aircraft during the year ended December 31, 2016.

(2)	Includes $2.9 million in deferred financing fees written off related to the sale of two aircraft during the year ended December 31, 2016.
Interest, net increased by $12.1 million over the year ended December 31, 2015. The net increase is primarily a result of higher interest on borrowings of $24.4 million, driven by an increase from higher weighted average debt outstanding, a $3.6 million increase in amortization of deferred financing fees, including $2.9 million written off due to the sale of two aircraft, and $5.0 million in loan termination fees related to the sale of two aircraft during the year ended December 31, 2016 as compared to 2015. These increases were partially offset by a $14.4 million decrease in amortization of interest rate derivatives related to deferred losses.
Selling, general and administrative expenses for the year ended December 31, 2016 increased by $5.7 million over the same period in 2015 due primarily to higher personnel and rent costs. Non-cash share-based payment expense was $7.9 million and $5.5 million for the years ended December 31, 2016 and 2015, respectively.
Impairment of aircraft was $28.6 million during the year ended December 31, 2016. Impairment of aircraft was $119.8 million during the year ended December 31, 2015. See “Summary of Recoverability Assessment and Other Impairments” below for a detailed discussion of the related impairment charges for these aircraft.
Maintenance and other costs were $7.8 million for the year ended December 31, 2016, a decrease of $3.7 million over the same period in 2015. The net decrease is primarily related to lower maintenance costs related to unscheduled terminations and transitions.
Other Income:
Total other income for the year ended December 31, 2016 was $42.7 million of income as compared to $58.9 million of expense versus the same period in 2015. The decrease of $16.3 million is primarily a result of:
Gain on sale of flight equipment decreased by $18.9 million, to $39.1 million for 2016, as compared to net gains of $58.0 million for 2015. During 2016, we recorded gains totaling $50.9 million that were partially offset by losses totaling $11.8 million. During 2015, we recorded gains totaling $61.2 million and losses of $3.2 million.
Income Tax Provision:
Our provision for income taxes for the years ended December 31, 2016 and 2015 was $12.3 million and $12.8 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland, Singapore and the United States. The decrease in our income tax provision of approximately $0.5 million for the year ended December 31, 2016 as compared to the same period in 2015 was primarily attributable to changes in operating income subject to tax in Ireland, Singapore, the United States and other jurisdictions.

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
Other Comprehensive Income:

	Year Ended December 31,
	2016	2015
	(Dollars in thousands)
Net income	$151,453	$121,729
Net change in fair value of derivatives, net of tax expense of $0 and $35, respectively	(1)	1,224
Derivative loss reclassified into earnings	9,662	24,023
Total comprehensive income	$161,114	$146,976
Other comprehensive income was $161.1 million for the year ended December 31, 2016, an increase of $14.1 million from the $147.0 million of other comprehensive income for the year ended December 31, 2015. Other comprehensive income for the year ended December 31, 2016 primarily consisted of:

•	$151.5 million of net income; and

•	$9.7 million of amortization of deferred net losses reclassified into earnings primarily related to terminated interest rate derivatives.
Other comprehensive income for the year ended December 31, 2015 primarily consisted of:

•	$121.7 million of net income;

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
We completed our annual recoverability assessment of wide-body and freighter aircraft during the second quarter and narrow-body aircraft fleet during the third quarter. We also performed aircraft-specific analyses where there were changes in circumstances, such as approaching lease expirations.
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

In our third quarter 2016 assessment, we reduced economic lives and residuals for all six older Boeing 757-200 aircraft, which we intend to sell at lease end. As a result, we recorded impairment charges totaling $2.2 million relating to two of these aircraft held as operating leases and impairment losses totaling $2.6 million relating to three of these aircraft held as finance leases.
During the second quarter of 2016, we reduced forecasted cash flows for older Airbus A330 aircraft to reflect lower rental expectations given weak demand and increased competition from newer units. As a result, we recorded impairment charges totaling $11.7 million and maintenance revenue of $4.0 million relating to one sixteen year old Airbus A330-200 aircraft approaching lease expiry.
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
Other Impairments
In the third quarter of 2016, we reduced forecasted cash flows for three Boeing 747-400 converted freighter aircraft due to a change in planned engine maintenance events. These three aircraft are nearing the end of their economic lives and leases. As a result, we recorded impairment charges totaling $5.5 million, maintenance revenue of $5.6 million and reversed lease incentives of $2.4 million.
Also in the third quarter of 2016, we impaired one Airbus A321-200 aircraft for which we had a sales agreement, resulting in an impairment charge of $1.7 million. This aircraft was classified as Held for sale in Other assets at September 30, 2016 and sold for its recorded value in October 2016.
In the second quarter of 2016, we entered into an agreement to sell two older Boeing 747-400 converted freighter aircraft to the lessee resulting in an impairment charge of $5.1 million. These two aircraft were classified as Held for sale at June 30, 2016 in Other assets and were subsequently sold in July 2016.
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
In the third quarter of 2015, Malaysian Airline System (“MAS”) informed us that it was effectively rejecting the lease on our Boeing 777-200ER aircraft as part of its restructuring. This aircraft, which was manufactured in 1998, was the only aircraft we had on lease to MAS. We repossessed it in October 2015. We reduced the carrying value of this aircraft to our best estimate of scrap value. This write-down resulted in an impairment charge of $37.8 million, partially offset by $1.2 million of other revenue from a letter of credit we drew following the lease rejection. This aircraft was sold in the second quarter of 2016.
Also in the third quarter of 2015, we modified the lease agreement with respect to one Airbus A321-200 aircraft. We elected not to reinvest in certain major maintenance events during the lease term, and the lessee agreed to release its rights to certain maintenance payments. As a result, we recorded an impairment charge of $6.1 million and maintenance revenue of $7.1 million for this aircraft.
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
Aircraft Monitoring List
At December 31, 2016, we considered six freighter aircraft and seven passenger aircraft with a total net book value of $549.2 million to be more susceptible to failing our recoverability assessments due to their sensitivity to changes in contractual cash flows, future cash flow estimates and aircraft residual or scrap values.
The majority of the aircraft on the Monitoring List by net book value are freighters. Three of the freighters are Boeing 747-400 models that were converted from passenger to cargo configuration and are in excess of 22 years old. It is assumed they will be sold for scrap as their leases expire over the next two years.
The other three freighter aircraft on the Monitoring List are Boeing 747-400 extended range “factory” freighter models that are less than ten years old. Our useful life assumptions for these aircraft were reduced during our recoverability assessment two years ago. We expect rental levels will drop from current levels over the next two years once the current leases expire or rentals are reset.
The seven passenger aircraft on the Monitoring List consist of three twenty-year old Boeing 757 aircraft, which we anticipate selling as they come off lease; the other four aircraft are older Airbus A330-200s that are either on lease or subject to a lease commitment. Future rental assumptions for these Airbus A330-200 aircraft were reduced as part of the recoverability assessment completed during the second quarter of 2016.

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
As more fully described above under “Revenues,” lease premiums represent the present value of the amount above current lease rates for acquired aircraft with attached leases. The increase in amortization of lease premiums of $1.8 million for the year ended December 31, 2015 as compared to the same period in 2014 resulted primarily from eleven aircraft purchased during 2015 and 13 aircraft purchased during 2014.
Maintenance revenue. For the year ended December 31, 2015, we recorded $62.0 million of maintenance revenue from seventeen scheduled lease terminations and $9.1 million from one unscheduled lease termination. For 2014, we recorded $42.6 million of maintenance revenue from 25 scheduled lease terminations and $45.4 million from unscheduled lease terminations related to ten aircraft.
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
Operating Expenses:
Total operating expenses increased by $55.1 million, for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily as a result of the following:
Depreciation expense increased by $19.4 million for the year ended December 31, 2015 over the same period in 2014. The net increase is primarily the result of:

•	a $56.4 million increase in depreciation for aircraft acquired;

•	a $10.3 million increase due to changes to asset lives and residual values; and

•	a $5.5 million increase due to capitalized aircraft improvements.
This increase was offset by a $52.8 million decrease in depreciation for aircraft sales.

Interest, net consisted of the following:

	Year Ended December 31,
	2015	2014
	(Dollars in thousands)
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$204,326	$189,135
Hedge ineffectiveness losses	455	738
Amortization of deferred losses related to interest rate derivatives	24,023	34,979
Amortization of deferred financing fees and notes discount	14,878	13,961
Interest Expense	243,682	238,813
Less interest income	(105)	(435)
Interest, net	$243,577	$238,378

Interest, net increased by $5.2 million over the year ended December 31, 2014. This increase was due to higher interest of $15.2 million primarily resulting from higher weighted average debt outstanding for the year ended December 31, 2015 versus the prior year, offset primarily by lower amortization of interest rate derivatives related to deferred losses of $11.0 million.
Selling, general and administrative expenses for the year ended December 31, 2015 increased by $0.4 million over the same period in 2014 due primarily to an increase in personnel costs and professional services. Non-cash share-based expense was $5.5 million and $4.2 million for the years ended December 31, 2015 and 2014, respectively.
Impairment of aircraft was $119.8 million during the year ended December 31, 2015. See “Summary of Recoverability Assessment and Other Impairments” above for a detailed discussion of the related impairment charge for these aircraft. Impairment of aircraft was $94.0 million during the year ended December 31, 2014.
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
Gain on sale of flight equipment increased $34.9 million, to $58.0 million for 2015, as compared to gains of $23.1 million for 2014. During 2015, we recorded gains totaling $61.2 million that were partially offset by losses totaling $3.2 million. During 2014, we recorded gains totaling $46.6 million and losses of $23.4 million.
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

Lease Revenue Recognition
Our operating lease rentals are recognized on a straight-line basis over the term of the lease. We will neither recognize revenue nor record a receivable from a customer when collectability is not reasonably assured. Estimating whether collectability is reasonably assured requires some level of subjectivity and judgment. When collectability is not reasonably assured, the customer is placed on non-accrual status and revenue is recognized when cash payments are received. Management determines whether customers should be placed back on accrual status when we are reasonably assured that payments will be received in a timely manner. The accrual/non-accrual status of a customer is maintained at a level deemed appropriate based on factors such as the customer’s credit rating, payment performance, financial condition and requests for modifications of lease terms and conditions. Events or circumstances outside of historical customer patterns can also result in changes to a customer’s accrual status.
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
In accounting for flight equipment held for lease, we make estimates about the expected useful lives, the fair value of attached leases, acquired maintenance assets or liabilities and the estimated residual values. In making these estimates, we rely upon actual industry experience with the same or similar aircraft types and our anticipated utilization of the aircraft. As part of our due diligence review of each aircraft we purchase, we prepare an estimate of the expected maintenance payments and any excess costs which may become payable by us, taking into consideration the then-current maintenance status of the aircraft and the relevant provisions of any existing lease.
For planned major maintenance activities for aircraft off-lease, the Company capitalizes the actual maintenance costs by applying the deferral method. Under the deferral method, we capitalize the actual cost of major maintenance events, which are depreciated on a straight-line basis over the period until the next maintenance event is required.
For purchase and lease back transactions, we account for the transaction as a single arrangement. We allocate the consideration paid based on the fair value of the aircraft and lease. The fair value of the lease may include a maintenance premium and a lease premium or discount.
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
Management develops the assumptions used in the recoverability analysis based on current and future expectations of the global demand for a particular aircraft type and historical experience in the aircraft leasing market and aviation industry, as well as information received from third party industry sources. The factors considered in estimating the undiscounted cash flows are impacted by changes in future periods due to changes in contracted lease rates, residual values, economic conditions, technology, airline demand for a particular aircraft type and other risk factors discussed in Item 1A. “Risk Factors.” See further discussion of our aircraft more susceptible to failing our recoverability assessment under “Summary of Recoverability Assessment and Other Impairments” above and “Fair Value Measurements” below.
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
Collectability of finance and sales-type leases is evaluated periodically on an individual customer level. The evaluation of the collectability of the finance and sales-type leases considers the credit of the lessee and the value of the underlying aircraft. An allowance for credit losses is established if there is evidence that we will be unable to collect all amounts due according to the original contractual terms of the Net investment in finance and sales-type leases. At December 31, 2016, we had no allowance for credit losses for our Net investment in finance and sales-type leases. When collectability is not reasonably assured, the customer is placed on non-accrual status, and revenue is recognized when cash payments are received.
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
RECENTLY PROPOSED ACCOUNTING PRONOUNCEMENTS
See Note 1 - Summary of Significant Accounting Policies - Proposed Accounting Pronouncements in the Notes to Consolidated Financial Statements below.

LIQUIDITY AND CAPITAL RESOURCES
Our business is very capital intensive, requiring significant investments in order to expand our fleet and to maintain and improve our existing portfolio. Our operations generate a significant amount of cash, primarily from lease rentals and maintenance collections. We have also met our liquidity and capital resource needs by utilizing several sources over time, including:

•	various forms of borrowing secured by our aircraft, including bank term facilities, limited recourse securitization financings, and ECA-backed financings for new aircraft acquisitions;

•	unsecured indebtedness, including our current unsecured revolving credit facilities, term loan and senior notes;

•	sales of common shares; and

•	asset sales.
Going forward, we expect to continue to seek liquidity from these sources and other sources, subject to pricing and conditions we consider satisfactory.
During 2016, we met our liquidity and capital resource needs with $468.1 million of cash flow from operations, $500.0 million in gross proceeds from the issuance of our Senior Notes due 2023, a $120.0 million term loan, $434.3 million in full-recourse term financing and $755.9 million of cash from aircraft sales.
In addition, we increased our existing revolving credit facility from $600.0 million to $675.0 million, and we extended the maturity of that facility by one year to May 2020. We also entered into a new $135.0 million revolving credit facility, maturing in November 2019, with a group of banks based in Asia.
As of December 31, 2016, the weighted average maturity of our secured and unsecured debt financings was 3.7 years and we are in compliance with all applicable covenants in our financings. We have also determined as of December 31, 2016 that our consolidated subsidiaries’ restricted net assets, as defined by Rule 4-08(e)(3) of Regulation S-X, are less than 25% of our consolidated net assets.
We believe that cash on hand, payments received from lessees and other funds generated from operations, secured borrowings for aircraft, borrowings under our revolving credit facilities and other borrowings and proceeds from future aircraft sales will be sufficient to satisfy our liquidity and capital resource needs over the next twelve months. Our liquidity and capital resource needs include payments due under our aircraft purchase obligations, required principal and interest payments under our long-term debt facilities, expected capital expenditures, lessee maintenance payment reimbursements and lease incentive payments over the next twelve months.
Cash Flows

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Net cash flow provided by operating activities	$468,092	$526,285	$458,786
Net cash flow used in investing activities	(646,155)	(864,662)	(861,602)
Net cash flow provided by (used in) financing activities	477,738	324,625	(82,141)
Operating Activities:
Cash flow provided by operations was $468.1 million and $526.3 million for the years ended December 31, 2016 and 2015, respectively. The decrease in cash flow provided by operations of $58.2 million for the year ended December 31, 2016 versus the same period in 2015 was primarily a result of:

•	a $29.7 million increase in cash paid for interest

•	a $21.5 million decrease in cash from maintenance revenue;

•	a $10.7 million decrease in cash from lease rentals, net of finance and sales-type leases; and

•	a $4.0 million increase in cash paid for taxes.

These outflows were offset partially by decreases of $3.2 million in cash used for working capital and $3.7 million in cash paid for maintenance.
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
Investing Activities:
Cash flow used in investing activities was $646.2 million and $864.7 million for the years ended December 31, 2016 and 2015, respectively. The net decrease in cash flow used in investing activities of $218.5 million for the year ended December 31, 2016 versus the same period in 2015 was primarily a result of:

•	a $193.4 million increase in proceeds from the sale of flight equipment;

•	a $22.6 million decrease in net investments in finance and sales-type leases; and

•	a $34.0 million increase in restricted cash and cash equivalents related to the sale of flight equipment.
These outflows were offset by:

•	an $18.0 million increase in unconsolidated equity method investment in 2016;

•	a $10.4 million increase in the acquisition and improvement of flight equipment; and

•	a $2.8 million net increase in aircraft purchase deposits paid.
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
Financing Activities:
Cash flow provided by financing activities was $477.7 million and $324.6 million for the years ended December 31, 2016 and 2015, respectively. The net increase in cash flow provided by financing activities of $153.1 million for the year ended December 31, 2016 versus the same period in 2015 was primarily a result of:

•	a $92.6 million decrease in securitization and term debt financing repayments;

•	a $79.3 million increase in proceeds from secured and unsecured financings; and

•	a $10.2 million increase in restricted cash and cash equivalents related to financing activities.
These inflows were offset partially by:

•	a $16.5 million increase in shares repurchased;

•	a $7.0 million increase in deferred financing costs; and

•	a $4.2 million increase in dividends paid.

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
Contractual Obligations
Our contractual obligations consist of principal and interest payments on variable and fixed rate liabilities, interest payments on interest rate derivatives, aircraft acquisition and rent payments pursuant to our office leases. Total contractual obligations increased to approximately $6.50 billion at December 31, 2016 from $6.30 billion at December 31, 2015 due primarily to an increase in borrowings, partially offset by a decrease in purchase obligations for aircraft to be acquired.
The following table presents our actual contractual obligations and their payment due dates as of December 31, 2016.

	Payments Due by Period as of December 31, 2016
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	More than 5 years
	(Dollars in thousands)
Principal payments:
Senior Notes due 2017-2023	$3,200,000	$500,000	$900,000	$800,000	$1,000,000
DBJ Term Loan	120,000	—	120,000	—	—
Revolving Credit Facilities	—	—	—	—	—
ECA Financings	305,276	42,580	89,755	96,254	76,687
Bank Financings	936,192	140,946	185,596	172,882	436,768
Total principal payments	4,561,468	683,526	1,295,351	1,069,136	1,513,455
Interest payments on debt obligations(1)	852,798	214,470	356,986	200,016	81,326
Office leases(2)	3,408	1,205	843	418	942
Purchase obligations(3)	1,081,228	170,252	551,935	359,041	—
Total	$6,498,902	$1,069,453	$2,205,115	$1,628,611	$1,595,723
 _____________

(1)	Future interest payments on variable rate, LIBOR-based debt obligations are estimated using the interest rate in effect at December 31, 2016.

(2)	Represents contractual payment obligations for our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.

(3)
At December 31, 2016, we had commitments to acquire 28 aircraft for $1.08 billion, including 25 new E-Jet E-2 aircraft from Embraer, with delivery beginning in 2018. In January 2017, we amended our contract with Embraer to reschedule some of the aircraft delivery dates. These amounts include estimated amounts for pre-delivery deposits, contractual price escalations and other adjustments. As of February 7, 2017, we have commitments to acquire 28 aircraft for $1.08 billion.

Capital Expenditures
From time to time, we make capital expenditures to maintain or improve our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the years ended December 31, 2016, 2015 and 2014, we incurred a total of $31.5 million, $36.5 million and $14.0 million, respectively, of capital expenditures (including lease incentives) related to the acquisition and improvement of aircraft.
As of December 31, 2016, the weighted average age (by net book value) of our aircraft was approximately 7.9 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Our lease agreements call for the lessee to be primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.
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
Off-Balance Sheet Arrangements
We entered into two joint venture arrangements in order to help expand our base of new business opportunities. Neither of these joint ventures qualifies for consolidated accounting treatment. The assets and liabilities of these entities are not included in our Consolidated Balance Sheets and we record our net investment under the equity method of accounting. See Note 5 - “Unconsolidated Equity Method Investment” in the Notes to Unaudited Consolidated Financial Statements below.
We hold a 30% equity interest in our Lancaster joint venture and a 25% equity interest in our joint venture with IBJ Air. At December 31, 2016, the net book value of our two joint ventures’ thirteen aircraft was approximately $689 million.
Foreign Currency Risk and Foreign Operations
At December 31, 2016 all of our leases are payable to us in U.S. dollars. However, we incur Euro- and Singapore dollar-denominated expenses in connection with our subsidiaries in Ireland and Singapore. For the year ended December 31, 2016, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated approximately $15.8 million in U.S. dollar equivalents and represented approximately 26% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, it is likely that our international operations and our exposure to foreign currency risk will increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases we may enter into hedging transactions in the future to mitigate this risk. For the years ended December 31, 2016, 2015 and 2014, we incurred insignificant net gains and losses on foreign currency transactions.
Hedging
For complete information on our derivative instruments, please refer to Note 14 "Other Assets"and Note 16 - “Accumulated Other Comprehensive Loss” in the Notes to Consolidated Financial Statements below.

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
The table below shows the reconciliation of net income to EBITDA for the years ended December 31, 2016, 2015 and 2014, respectively.

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Net income	$151,453	$121,729	$100,828
Depreciation	305,216	318,783	299,365
Amortization of net lease discounts and lease incentives	10,353	10,664	6,172
Interest, net	255,660	243,577	238,378
Income tax provision	12,307	12,771	13,863
EBITDA	$734,989	$707,524	$658,606
Adjustments:
Impairment of aircraft	28,585	119,835	93,993
Loss on extinguishment of debt	—	—	36,570
Non-cash share-based payment expense	7,901	5,537	4,244
Gain on mark-to-market of interest rate derivative contracts	(3,522)	(791)	(1,130)
Adjusted EBITDA	$767,953	$832,105	$792,283
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

The table below shows the reconciliation of net income to ANI for the years ended December 31, 2016, 2015 and 2014, respectively.

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Net income	$151,453	$121,729	$100,828
Loss on extinguishment of debt(2)	—	—	36,570
Ineffective portion and termination of cash flow hedges(1)	—	455	660
Gain on mark-to-market of interest rate derivative contracts(2)	(3,522)	(791)	(1,130)
Loan termination fee(1)	4,960	—	—
Write-off of deferred financing fees(1)	2,880	—	—
Non-cash share-based payment expense(3)	7,901	5,537	4,244
Term Financing No. 1 hedge loss amortization charges(1)	—	4,401	14,854
Securitization No. 1 hedge loss amortization charges(1)	4,855	10,940	11,616
Adjusted net income	$168,527	$142,271	$167,642
 ______________

(1)	Included in Interest, net.

(2)	Included in Other income (expense).

(3)	Included in Selling, general and administrative expenses.

	Year Ended December 31,
Weighted-average shares:	2016	2015	2014
Common shares outstanding	78,161,494	80,489,391	80,389,349
Restricted common shares	653,944	615,611	588,077
Total weighted-average shares	78,815,438	81,105,002	80,977,426

	Year Ended December 31,
Percentage of weighted-average shares:	2016	2015	2014
Common shares outstanding	99.17%	99.24%	99.27%
Restricted common shares(1)	0.83%	0.76%	0.73%
Total	100.00%	100.00%	100.00%

	Year Ended December 31,
	2016	2015	2014
Weighted-average common shares outstanding — Basic	78,161,494	80,489,391	80,389,349
Effect of dilutive shares(2)	42,785	—	—
Weighted-average common shares outstanding — Diluted	78,204,279	80,489,391	80,389,349

	Year Ended December 31,
Adjusted net income allocation:	2016	2015	2014
	(Dollars in thousands, except per share amounts)
Adjusted net income	$168,527	$142,271	$167,642
Less: Distributed and undistributed earnings allocated to restricted common shares(1)	(1,398)	(1,080)	(1,217)
Adjusted net income allocable to common shares — Basic and Diluted	$167,129	$141,191	$166,425
Adjusted net income per common share — Basic	$2.14	$1.75	$2.07
Adjusted net income per common share — Diluted	$2.14	$1.75	$2.07
 ____________

(1)
For the years ended December 31, 2016, 2015 and 2014, distributed and undistributed earnings to restricted shares is 0.83%, 0.76% and 0.73%, respectively, of net income. The amount of restricted share forfeitures for all periods presented is immaterial to the allocation of distributed and undistributed earnings.

(2)
For the year ended December 31, 2016, dilutive shares represented contingently issuable shares related to the Company’s Performance Share Units, or "PSUs." For the years ended December 31, 2015 and 2014, we had no dilutive shares.

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
A hypothetical 100-basis point increase/decrease in our variable interest rates would increase/decrease the minimum contracted rentals on our portfolio as of December 31, 2016 by $3.6 million and $3.6 million, respectively, over the next twelve months. As of December 31, 2016, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $6.6 million and $6.0 million, respectively, net of amounts received from our interest rate derivatives, over the next twelve months. In September 2016, we purchased an interest rate cap for $2.3 million to hedge approximately 70% of our floating rate interest exposure. The interest rate cap is set at 2% and has a starting notional balance of $430.0 million and reduces over time to $215.0 million. The cap matures in September 2021.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and notes thereto, referred to in Item 15(A)(1) of this Form 10-K, are filed as part of this report and appear in this Form 10-K beginning on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2016. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.
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
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016. The assessment was based on criteria established in the framework Internal Control — Integrated Framework, issued by the Committee of

Sponsoring Organizations (“COSO”) of the Treadway Commission (2013 framework) (the COSO criteria). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2016.
Ernst & Young LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, audited the effectiveness of our controls over financial reporting as of December 31, 2016. Ernst & Young LLP has issued its report which is included below.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Aircastle Limited
We have audited Aircastle Limited and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Aircastle Limited and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Aircastle Limited and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aircastle Limited and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of Aircastle Limited and subsidiaries and our report dated February 14, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Stamford, Connecticut
February 14, 2017

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The name, age and background of each of our directors nominated for election will be contained under the caption “Election of Directors” in our Proxy Statement for our 2017 Annual General Meeting of Shareholders ("2017 Proxy Statement"). The identification of our Audit Committee and our Audit Committee financial experts will be contained in our 2017 Proxy Statement under the captions “CORPORATE GOVERNANCE — Committees of the Board of Directors — The Audit Committee.” Information regarding our Code of Business Ethics and Conduct, any material amendments thereto and any related waivers will be contained in our 2017 Proxy Statement under the captions “CORPORATE GOVERNANCE — Code of Business Conduct and Ethics.” All of the foregoing information is incorporated herein by reference. The Code of Business Conduct and Ethics is posted on Aircastle’s Website at www.aircastle.com under Investors — Corporate Governance. Pursuant to Item 401(b) of Regulation S-K, the requisite information pertaining to our executive officers is reported immediately following Item 4 of Part I of this report.
Information on compliance with Section 16(a) of the Exchange Act will be contained in our 2017 Proxy Statement under the captions “OWNERSHIP OF AYR COMMON SHARES — Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
Information on compensation of our directors and certain named executive officers will be contained in our 2017 Proxy Statement under the captions “Directors’ Compensation” and “EXECUTIVE COMPENSATION,” respectively, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information on the number of shares of Aircastle’s common shares beneficially owned by each director, each named executive officer and by all directors and executive officers as a group will be contained under the captions “OWNERSHIP OF THE COMPANY’S COMMON SHARES — Security Ownership by Management” and information on each beneficial owner of more than 5% of Aircastle’s common shares is contained under the captions “OWNERSHIP OF THE COMPANY’S COMMON SHARES — Security Ownership of Certain Beneficial Owners” in our 2017 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information relating to certain transactions between Aircastle and its affiliates and certain other persons will be set forth under the caption “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS” in our 2017 Proxy Statement and is incorporated herein by reference.
Information relating to director independence will be set forth under the caption “PROPOSAL NUMBER ONE — ELECTION OF DIRECTORS — Director Independence” in our 2017 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information relating to audit fees, audit-related fees, tax fees and all other fees billed in fiscal 2016 and by Ernst & Young LLP, for services rendered to Aircastle is set forth under the caption “INDEPENDENT AUDITOR FEES” in the

2017 Proxy Statement and is incorporated herein by reference. In addition, information relating to the pre-approval policies and procedures of the Audit Committee is set forth under the caption “INDEPENDENT AUDITOR FEES — Pre-Approval Policies and Procedures” in our 2017 Proxy Statement and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)	1.	Consolidated Financial Statements.
		The following is a list of the “Consolidated Financial Statements” of Aircastle Limited and its subsidiaries included in this Annual Report on Form 10-K, which are filed herewith pursuant to Item 8:
		Report of Independent Registered Public Accounting Firm.
		Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015.
		Consolidated Statements of Income for the years ended December 31, 2016, December 31, 2015 and December 31, 2014.
		Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, December 31, 2015 and December 31, 2014.
		Consolidated Statements of Cash Flows for the years ended December 31, 2016, December 31, 2015 and December 31, 2014.
		Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2016, December 31, 2015 and December 31, 2014.
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

4.5
Amendment Agreement No. 1 to the Amended and Restated Shareholder Agreement, dated as of September 23, 2016, by and between Aircastle Limited and Marubeni Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 26, 2016).

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

Exhibit No.	Description of Exhibit

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

10.8	Form of Senior Executive Employment Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 8, 2010). #

10.9	Form of Amended and Restated Indemnification Agreement with directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2011).

10.10
Registration Rights Agreement, dated as of April 4, 2012, by and among Aircastle Limited and Goldman, Sachs & Co., Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as representatives of the several Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2012).

10.11
Share Purchase Agreement, dated as of August 7, 2012, by and among Aircastle Limited and the Fortress Shareholders named therein (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on August 13, 2012).

10.12
Registration Rights Letter Agreement dated as of August 10, 2012, by and between Aircastle Limited and Ontario Teachers’ Pension Plan Board (incorporated by reference to Exhibit 1.3 of the Company’s Current Report on Form 8-K filed on August 13, 2012).

10.13
Registration Rights Agreement, dated as of November 30, 2012, by and among Aircastle Limited and J.P. Morgan Securities LLC, Citigroup Global Markets Inc., Goldman, Sachs & Co and RBC Capital Markets, LLC, as representatives of the several Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 30, 2012).

10.14
Third Amended and Restated Credit Agreement, dated as of March 28, 2016, by and among Aircastle Limited, the several lenders from time to time parties thereto, and Citibank N.A., in its capacity as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2016).

10.15	Aircastle Limited 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2014).#

10.16
Form of Restricted Share Agreement for Certain Executive Officers Under the Aircastle Limited 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2014). #

10.17
Form of Non-Officer Director Restricted Share Agreement Under the Aircastle Limited 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2014).#

10.18
Form of Performance Share Unit Agreement for Certain Executive Officers under the Aircastle Limited 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2016). #

10.19
Purchase Agreement COM0270-15, dated as of June 12, 2015, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2015).Ø

10.20	Amendment No. 1 to Purchase Agreement COM0270-15, dated as of June 22, 2016, by and between Aircastle Holding Corporation and Embraer S. A. *Ø

Exhibit No.	Description of Exhibit

10.21	Amendment No. 2 to Purchase Agreement COM0270-15, dated as of November 11, 2016, by and between Aircastle Holding Corporation and Embraer S.A. *Ø

10.22	Amendment No. 3 to Purchase Agreement COM0270-15, dated as of January 13, 2017, by and between Aircastle Holding Corporation and Embraer S.A. *Ø

10.23	Amendment No. 1 to Letter Agreement COM0271-15 in Purchase Agreement COM0270-15, dated as of November 11, 2016, by and between Aircastle Holding Corporation and Embraer S.A. *Ø

10.24
Letter Agreement, dated as of October 4, 2016, by and between Aircastle Advisor LLC and Aaron Dahlke (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 7, 2016). #

12.1	Computation of Ratio of Earnings to Fixed Charges *

21.1	Subsidiaries of the Registrant *

23.1	Consent of Ernst & Young LLP *

31.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

99.1	Owned Aircraft Portfolio at December 31, 2016 *

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Income for the years ended December 31, 2016, December 31, 2015 and December 31, 2014; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, December 31, 2015 and December 31, 2014; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, December 31, 2015 and December 31, 2014; (v) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2016, December 31, 2015 and December 31, 2014; and (vi) Notes to Consolidated Financial Statements *

_____________

#    Management contract or compensatory plan or arrangement.
*    Filed herewith.
Ø    Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

ITEM 16. FORM 10-K SUMMARY
None.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Aircastle Limited
We have audited the accompanying consolidated balance sheets of Aircastle Limited and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aircastle Limited and subsidiaries at December 31, 2016 and 2015 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aircastle Limited and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 14, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Stamford, Connecticut
February 14, 2017

Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$455,579	$155,904
Accounts receivable	6,035	8,566
Restricted cash and cash equivalents	53,238	98,137
Restricted liquidity facility collateral	—	65,000
Flight equipment held for lease, net of accumulated depreciation of $1,224,899 and $1,306,024, respectively	6,247,585	5,867,062
Net investment in finance and sales-type leases	260,853	201,211
Unconsolidated equity method investment	72,977	50,377
Other assets	148,398	123,707
Total assets	$7,244,665	$6,569,964

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings, net of debt issuance costs	$1,219,034	$1,146,238
Borrowings from unsecured financings, net of debt issuance costs	3,287,211	2,894,918
Accounts payable, accrued expenses and other liabilities	127,527	131,058
Lease rentals received in advance	62,225	67,327
Liquidity facility	—	65,000
Security deposits	122,597	115,642
Maintenance payments	591,757	370,281
Total liabilities	5,410,351	4,790,464

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $0.01 par value, 250,000,000 shares authorized, 78,593,133 shares issued and outstanding at December 31, 2016; and 80,232,260 shares issued and outstanding at December 31, 2015	786	802
Additional paid-in capital	1,521,190	1,550,337
Retained earnings	315,890	241,574
Accumulated other comprehensive loss	(3,552)	(13,213)
Total shareholders’ equity	1,834,314	1,779,500
Total liabilities and shareholders’ equity	$7,244,665	$6,569,964

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Lease rental revenue	$725,220	$733,417	$714,654
Finance and sales-type lease revenue	17,190	7,658	10,906
Amortization of net lease discounts and lease incentives	(10,353)	(10,664)	(6,172)
Maintenance revenue	33,590	71,049	88,006
Total lease rentals	765,647	801,460	807,394
Other revenue	7,311	17,742	11,208
Total revenues	772,958	819,202	818,602

Expenses:
Depreciation	305,216	318,783	299,365
Interest, net	255,660	243,577	238,378
Selling, general and administrative (including non-cash share-based payment expense of $7,901, $5,537 and $4,244, respectively)	61,872	56,198	55,773
Impairment of aircraft	28,585	119,835	93,993
Maintenance and other costs	7,773	11,502	7,239
Total expenses	659,106	749,895	694,748

Other income (expense):
Gain on sale of flight equipment	39,126	58,017	23,146
Loss on extinguishment of debt	—	—	(36,570)
Other	3,527	919	1,207
Total other income (expense)	42,653	58,936	(12,217)

Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	156,505	128,243	111,637
Income tax provision	12,307	12,771	13,863
Earnings of unconsolidated equity method investment, net of tax	7,255	6,257	3,054
Net income	$151,453	$121,729	$100,828

Earnings per common share — Basic:
Net income per share	$1.92	$1.50	$1.25

Earnings per common share — Diluted:
Net income per share	$1.92	$1.50	$1.25

Dividends declared per share	$0.98	$0.90	$0.82

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$151,453	$121,729	$100,828
Other comprehensive income, net of tax:
Net change in fair value of derivatives, net of tax expense of $0, $35 and $828, respectively	(1)	1,224	2,466
Net derivative loss reclassified into earnings	9,662	24,023	34,979
Other comprehensive income	9,661	25,247	37,445
Total comprehensive income	$161,114	$146,976	$138,273

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$151,453	$121,729	$100,828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	305,216	318,783	299,365
Amortization of deferred financing costs	18,508	14,878	13,961
Amortization of net lease discounts and lease incentives	10,353	10,664	6,172
Deferred income taxes	6,156	(6,889)	2,863
Non-cash share-based payment expense	7,901	5,537	4,244
Cash flow hedges reclassified into earnings	9,662	24,023	34,979
Security deposits and maintenance payments included in earnings	(23,123)	(35,843)	(107,031)
Gain on the sale of flight equipment	(39,126)	(58,017)	(23,146)
Loss on extinguishment of debt	—	—	36,570
Impairment of aircraft	28,585	119,835	93,993
Other	(6,867)	(896)	(878)
Changes on certain assets and liabilities:
Accounts receivable	832	(5,406)	(509)
Other assets	(1,089)	(5,033)	(11,146)
Accounts payable, accrued expenses and other liabilities	(4,014)	7,255	1,345
Lease rentals received in advance	3,645	15,665	7,176
Net cash provided by operating activities	468,092	526,285	458,786
Cash flows from investing activities:
Acquisition and improvement of flight equipment	(1,331,059)	(1,320,669)	(1,672,460)
Proceeds from sale of flight equipment	755,898	562,518	832,961
Restricted cash and cash equivalents related to sale of flight equipment	17,000	(17,000)	—
Aircraft purchase deposits and progress payments, net of returned deposits and aircraft sales deposits	(9,628)	(6,812)	—
Net investment in finance and sales-type leases	(78,892)	(91,648)	(14,258)
Collections on finance and sales-type leases	19,413	9,559	10,312
Unconsolidated equity method investment and associated costs	(18,048)	—	(18,255)
Other	(839)	(610)	98
Net cash used in investing activities	(646,155)	(864,662)	(861,602)
Cash flows from financing activities:
Repurchase of shares	(37,337)	(20,881)	(2,092)
Proceeds from secured and unsecured debt financings	1,054,250	975,000	1,003,200
Repayments of secured and unsecured debt financings	(588,778)	(681,393)	(984,517)
Deferred financing costs	(18,890)	(11,881)	(15,843)
Restricted secured liquidity facility collateral	65,000	—	42,000
Liquidity facility	(65,000)	—	(42,000)
Restricted cash and cash equivalents related to financing activities	27,899	17,747	23,889
Debt extinguishment costs	—	—	(32,835)
Security deposits and maintenance payments received	171,672	152,391	178,805
Security deposits and maintenance payments returned	(51,658)	(33,398)	(152,900)
Payments for terminated cash flow hedges	—	—	(33,427)
Other	(2,283)	—	—
Dividends paid	(77,137)	(72,960)	(66,421)
Net cash provided by (used in) financing activities	477,738	324,625	(82,141)
Net increase (decrease) in cash and cash equivalents	299,675	(13,752)	(484,957)
Cash and cash equivalents at beginning of year	155,904	169,656	654,613
Cash and cash equivalents at end of year	$455,579	$155,904	$169,656

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$224,705	$195,162	$201,611
Cash paid during the year for income taxes	$16,693	$12,716	$5,144
Supplemental disclosures of non-cash investing activities:
Advance lease rentals, security deposits, and maintenance payments settled in sale of flight equipment	$77,835	$107,396	$84,215
Advance lease rentals, security deposits and maintenance payments assumed in asset acquisitions	$202,808	$13,307	$56,298
Term debt financings assumed in asset acquisitions	$—	$—	$39,061
Transfers from Flight equipment held for lease to Net investment in finance and sales-type leases and Other assets	$142,950	$40,327	$66,146

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share amounts)

			Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Common Shares
	Shares	Amount
Balance, December 31, 2013	80,806,975	$808	$1,562,106	$158,398	$(75,905)	$1,645,407
Issuance of common shares to directors and employees	354,547	4	(4)	—	—	—
Repurchase of common shares from directors and employees	(178,273)	(2)	(2,090)	—	—	(2,092)
Amortization of share-based payments	—	—	4,244	—	—	4,244
Excess tax benefit from stock based compensation	—	—	924	—	—	924
Dividends declared	—	—	—	(66,421)	—	(66,421)
Net income	—	—	—	100,828	—	100,828
Net change in fair value of derivatives, net of $828 tax expense	—	—	—	—	2,466	2,466
Net derivative loss reclassified into earnings	—	—	—	—	34,979	34,979
Balance, December 31, 2014	80,983,249	810	1,565,180	192,805	(38,460)	1,720,335
Issuance of common shares to directors and employees	306,593	3	(3)	—	—	—
Repurchase of common shares from stockholders, directors and employees	(1,057,582)	(11)	(20,870)	—	—	(20,881)
Amortization of share-based payments	—	—	5,537	—	—	5,537
Excess tax benefit from stock based compensation	—	—	493	—	—	493
Dividends declared	—	—	—	(72,960)	—	(72,960)
Net income	—	—	—	121,729	—	121,729
Net change in fair value of derivatives, net of $35 tax expense	—	—	—	—	1,224	1,224
Net derivative loss reclassified into earnings	—	—	—	—	24,023	24,023
Balance, December 31, 2015	80,232,260	802	1,550,337	241,574	(13,213)	1,779,500
Issuance of common shares to stockholders, directors and employees	317,501	3	(3)	—	—	—
Repurchase of common shares from stockholders, directors and employees	(1,956,628)	(19)	(37,318)	—	—	(37,337)
Amortization of share-based payments	—	—	7,901	—	—	7,901
Excess tax benefit from stock based compensation	—	—	273	—	—	273
Dividends declared	—	—	—	(77,137)	—	(77,137)
Net income	—	—	—	151,453	—	151,453
Net change in fair value of derivatives, net of $0 tax expense	—	—	—	—	(1)	(1)
Net derivative loss reclassified into earnings	—	—	—	—	9,662	9,662
Balance, December 31, 2016	78,593,133	$786	$1,521,190	$315,890	$(3,552)	$1,834,314

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
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure since the balance sheet date of December 31, 2016 through the date on which the consolidated financial statements included in this Form 10-K were issued.
Effective January 1, 2016, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2015-02, Consolidation - Amendments to the Consolidation Analysis (Topic 810). The update amended the guidelines for determining whether certain legal entities should be consolidated and reduced the number of consolidation models. This new standard affected reporting entities that are required to evaluate whether they should consolidate certain legal entities. The standard did not have a material impact on our consolidated financial statements and related disclosures.
Effective December 31, 2016, the Company adopted FASB ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40). The standard requires management of public companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued, when applicable). The standard did not have a material impact on our consolidated financial statements and related disclosures.
Effective January 1, 2017, the Company adopted FASB ASU No. 2016-06, Derivatives and Hedging (Topic 815), Contingent Put and Call Options in Debt Instruments. This update clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The update is applied on a modified retrospective approach to existing debt instruments as of the beginning of the fiscal year for which the amendments are effective. The standard did not have a material impact on our consolidated financial statements and related disclosures.
Effective January 1, 2017, the Company adopted FASB ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323), Simplifying the Transition to the Equity Method of Accounting. This update affects all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The update is applied prospectively upon the effective date of increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. The standard did not have a material impact on our consolidated financial statements and related disclosures.
Effective January 1, 2017, the Company adopted FASB ASU No. 2016-09, Compensation - Stock Compensation (Topic 718). The update amends the guidelines for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard did not have a material impact on our consolidated financial statements and related disclosures.
Effective January 1, 2017, the Company adopted FASB ASU No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business.  The update provides guidance to assist entities with evaluating when a set of

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

transferred assets and activities is a business.  The update is applied prospectively and requires no disclosures at transition.  The standard did not have a material impact on our consolidated financial statements and related disclosures.
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
Risk and Uncertainties
In the normal course of business, Aircastle encounters several significant types of economic risk including credit, market, aviation industry and capital market risks. Credit risk is the risk of a lessee’s inability or unwillingness to make contractually required payments and to fulfill its other contractual obligations. Market risk reflects the change in the value of derivatives and financings due to changes in interest rate spreads or other market factors, including the value of collateral underlying financings. Aviation industry risk is the risk of a downturn in the commercial aviation industry which could adversely impact a lessee’s ability to make payments, increase the risk of unscheduled lease terminations and depress lease rates and the value of the Company’s aircraft. Capital market risk is the risk that the Company is unable to obtain capital at reasonable rates to fund the growth of our business or to refinance existing debt facilities.
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
Restricted cash and cash equivalents consists primarily of rent collections, maintenance payments and security deposits received from lessees pursuant to the terms of various lease agreements held in lockbox accounts in accordance with our financings. Changes in restricted cash related to the sale of flight equipment are reflected within investing activities of our Consolidated Statements of Cash Flows. Changes in restricted cash and cash equivalents related to rents, maintenance payments and security deposits are reflected within financing activities of our Consolidated Statements of Cash Flows.
Virtually all of our cash and cash equivalents and restricted cash and cash equivalents are held or managed by three major financial institutions.
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
In accounting for flight equipment held for lease, we make estimates about the expected useful lives, the fair value of attached leases, acquired maintenance assets or liabilities and the estimated residual values. In making these estimates, we rely upon actual industry experience with the same or similar aircraft types and our anticipated lessee’s utilization of the aircraft.
For purchase and lease back transactions, we account for the transaction as a single arrangement. We allocate the consideration paid based on the fair value of the aircraft and lease. The fair value of the lease may include a maintenance premium and a lease premium or discount.
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
Collectability of finance and sales-type leases is evaluated periodically on an individual customer level. The evaluation of the collectability of the finance and sales-type leases considers the credit of the lessee and the value of the underlying aircraft. An allowance for credit losses is established if there is evidence that we will be unable to collect all amounts due according to the original contractual terms of the Net investment in finance and sales-type leases. At December 31, 2016, we had no allowance for credit losses for our Net investment in finance and sales-type leases. When collectability is not reasonably assured, the customer is placed on non-accrual status, and revenue is recognized when cash payments are received.
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
Share-Based Compensation
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
Recent Accounting Pronouncements
On February 25, 2016, the FASB issued Accounting Standards Codification (“ASC”) 842 (“ASC 842”), “Leases,” which replaced the existing guidance in ASC 840, Leases. The accounting for leases by lessors basically remained unchanged from the concepts that existed in ASC 840 accounting. The FASB decided that lessors would be precluded from recognizing selling profit and revenue at lease commencement for any sales-type or direct finance lease that does not transfer control of the underlying asset to the lessee. This requirement aligns the notion of what constitutes a sale in the lessor accounting guidance with that in the forthcoming revenue recognition standard, which evaluates whether a sale has occurred from the customer’s perspective. The standard will be effective for public entities beginning after December 15, 2018. The standard is applied on a modified retrospective approach. We plan to adopt the standard on its required effective date of January 1, 2019. We are evaluating the impact that ASC 842 will have on our consolidated financial statements and related disclosures. We do not believe that the adoption of the standard will significantly impact our existing or potential lessees' economic decisions to lease aircraft.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The update is applied on a modified retrospective approach. The standard is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as early as the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are in the process of determining the impact the standard will have on our consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The standard clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The update should be applied using a retrospective transition method to each period presented. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. We are in the process of determining the impact the standard will have on our consolidated financial statements and related disclosures.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash. The standard requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The update should be applied using a retrospective transition method to each period presented. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. We are in the process of determining the impact the standard will have on our consolidated financial statements and related disclosures.
On May 28, 2014, the FASB and the International Accounting Standards Board (the “IASB”) (collectively, “the Boards”), jointly issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and related updates. Lease contracts within the scope of ASC 840, Leases, are specifically excluded from ASU No. 2014-09. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. The standard is effective for public entities beginning after December 15, 2017. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. We plan to adopt the standard on its required effective date of January 1, 2018. The standard does not impact the accounting of our lease revenue, but may

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

impact the accounting of our other revenue and other income. While we are still performing our analysis, we do not expect the impact of this standard to be material to our consolidated financial statements and related disclosures.
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
The following tables set forth our financial assets and liabilities as of December 31, 2016 and 2015 that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value as of December 31, 2016	Fair Value Measurements at December 31, 2016 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3	Valuation Technique
Assets:
Cash and cash equivalents	$455,579	$455,579	$—	$—	Market
Restricted cash and cash equivalents	53,238	53,238	—	—	Market
Derivative assets	5,735	—	5,735	—	Market
Total	$514,552	$508,817	$5,735	$—

Liabilities:
Derivative liabilities	$—	$—	$—	$—	Income

	Fair Value as of December 31, 2015	Fair Value Measurements at December 31, 2015 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3	Valuation Technique
Assets:
Cash and cash equivalents	$155,904	$155,904	$—	$—	Market
Restricted cash and cash equivalents	98,137	98,137	—	—	Market
Derivative assets	—	—	—	—	Market
Total	$254,041	$254,041	$—	$—

Liabilities:
Derivative liabilities	$1,283	$—	$1,283	$—	Income

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Our cash and cash equivalents, along with our restricted cash and cash equivalents balances, consist largely of money market securities that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy. Our interest rate derivative included in Level 2 consists of United States dollar-denominated interest rate cap, and their fair value is based on the market comparisons for similar instruments. We also considered the credit rating and risk of the counterparty providing the interest rate cap based on quantitative and qualitative factors.
For the years ended December 31, 2016 and 2015, we had no transfers into or out of Level 3.
We measure the fair value of certain assets and liabilities on a non-recurring basis, when U.S. GAAP requires the application of fair value, including events or changes in circumstances that indicate that the carrying amounts of assets may not be recoverable. Assets subject to these measurements include our investment in unconsolidated joint ventures and aircraft. We account for our investment in unconsolidated joint ventures under the equity method of accounting and record impairment when its fair value is less than its carrying value. We record aircraft at fair value when we determine the carrying value may not be recoverable. Fair value measurements for aircraft in impairment tests are based on an income approach which uses Level 3 inputs, which include the Company’s assumptions and appraisal data as to future cash proceeds from leasing and selling aircraft.
Aircraft Valuation
Recoverability Assessment
We completed our annual recoverability assessment of wide-body and freighter aircraft during the second quarter and narrow-body aircraft fleet during the third quarter. We also performed aircraft-specific analyses where there were changes in circumstances, such as approaching lease expirations.
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
In our third quarter 2016 assessment, we reduced economic lives and residuals for all six older Boeing 757-200 aircraft, which we intend to sell at lease end. As a result, we recorded impairment charges totaling $2,167 relating to two of these aircraft held as operating leases and impairment losses totaling $2,618 relating to three of these aircraft held as finance leases.
During the second quarter of 2016, we reduced forecasted cash flows for older Airbus A330 aircraft to reflect lower rental expectations given weak demand and increased competition from newer units. As a result, we recorded impairment charges totaling $11,670 and maintenance revenue of $4,000 relating to one sixteen year old Airbus A330-200 approaching lease expiry.
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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Other Impairments
In the third quarter of 2016, we reduced forecasted cash flows for three Boeing 747-400 converted freighter aircraft due to a change in planned engine maintenance events. These three aircraft are nearing the end of their economic lives and leases. As a result, we recorded impairment charges totaling $5,450, maintenance revenue of $5,596 and reversed lease incentives of $2,361.
Also in the third quarter of 2016, we impaired one Airbus A321-200 aircraft for which we had a sales agreement, resulting in an impairment charge of $1,712. This aircraft was classified as Held for sale in Other assets at September 30, 2016 and sold for its recorded value in October 2016.
In the second quarter of 2016, we entered into an agreement to sell two older Boeing 747-400 converted freighter aircraft to the lessee resulting in an impairment charge of $5,053. These two aircraft were classified as Held for sale at June 30, 2016 in Other assets and were subsequently sold in July 2016.
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
In the third quarter of 2015, Malaysian Airline System (“MAS”) informed us that it was effectively rejecting the lease on our Boeing 777-200ER aircraft as part of its restructuring. This aircraft, which was manufactured in 1998, was the only aircraft we had on lease to MAS. We repossessed it in October 2015. We reduced the carrying value of this aircraft to our best estimate of scrap value. This write-down resulted in an impairment charge of $37,770, partially offset by $1,200 of other revenue from a letter of credit we drew following the lease rejection. This aircraft was sold in the second quarter of 2016.
Also in the third quarter of 2015, we modified the lease agreement with respect to one Airbus A321-200 aircraft. We elected not to reinvest in certain major maintenance events during the lease term, and the lessee agreed to release its rights to certain maintenance payments. As a result, we recorded an impairment charge of $6,058 and maintenance revenue of $7,109 for this aircraft.
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
The fair values of our ECA Financings (as described in Note 6 - Variable Interest Entities below) and other secured bank financings are estimated using a discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our senior notes is estimated using quoted market prices.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The carrying amounts and fair values of our financial instruments at December 31, 2016 and 2015 are as follows:

	December 31, 2016		December 31, 2015
	Carrying Amount of Liability	Fair Value of Liability	Carrying Amount of Liability	Fair Value of Liability
Securitizations	$—	$—	$125,366	$123,696
Credit Facilities	120,000	120,000	225,000	225,000
ECA Financings	305,276	316,285	404,491	422,640
Bank Financings	933,541	925,783	636,970	653,699
Senior Notes	3,200,000	3,387,125	2,700,000	2,832,125
All of our financial instruments are classified as Level 2 with the exception of our senior notes, which are classified as Level 1.
Note 3. Lease Rental Revenues and Flight Equipment Held for Lease
Minimum future annual lease rentals contracted to be received under our existing operating leases of flight equipment at December 31, 2016 were as follows:

Year Ended December 31,	Amount
2017	$710,158
2018	649,353
2019	551,588
2020	449,910
2021	374,428
Thereafter	877,208
Total	$3,612,645
The classification of regions in the tables below is determined based on the principal location of the lessee of each aircraft.
Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Year Ended December 31,
Region	2016	2015	2014
Asia and Pacific	40%	42%	40%
Europe	23%	28%	29%
Middle East and Africa	12%	9%	9%
North America	6%	5%	9%
South America	19%	16%	13%
Total	100%	100%	100%

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table shows the number of lessees with lease rental revenue of at least 5% and their combined total percentage of lease rental revenue for the years indicated:

Year Ended December 31,	2016		2015		2014
	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue
Largest lessees by lease rental revenue	4	25%	3	17%	3	17%
The following table sets forth revenue attributable to individual countries representing at least 10% of total revenue (including maintenance revenue) in any year based on each lessee’s principal place of business for the years indicated:

Year Ended December 31,	2016		2015		2014
Country	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Russia(1)	$—	—%	$—	—%	$86,512	11%
Indonesia(2)	83,087	11%	—	—%	—	—%
 ______________

(1)
Total revenue attributable to Russia was less than 10% for the years ended December 31, 2016 and 2015. For the year ended December 31, 2014, includes $29,867 of maintenance revenue related to early lease terminations.

(2)	Total revenue attributable to Indonesia was less than 10% for the years ended December 31, 2015 and 2014.
Geographic concentration of net book value of flight equipment (including flight equipment held for lease and net investment in finance and sales-type leases, or "net book value") was as follows:

	December 31, 2016			December 31, 2015
Region	Number of Aircraft		Net Book Value %	Number of Aircraft		Net Book Value %
Asia and Pacific	61		38%	49		39%
Europe	66		23%	64		26%
Middle East and Africa	14		11%	9		10%
North America	26		8%	17		6%
South America	23		18%	22		19%
Off-lease	3	(1)	2%	1	(2)	—%
Total	193		100%	162		100%
______________

(1)	Consisted of one Airbus A330-200 aircraft, which was delivered on lease to a customer in February 2017, and two Airbus A321-200 aircraft, which are subject to a commitment to lease.

(2)	Consisted of one Boeing 777-200ER aircraft that was sold during the second quarter of 2016.
The following table sets forth net book value attributable to individual countries representing at least 10% of net book value based on each lessee’s principal place of business as of:

	December 31, 2016			December 31, 2015
Region	Net Book Value	Net Book Value %	Number of Lessees	Net Book Value	Net Book Value %	Number of Lessees
Indonesia	$—	—%	—	$661,178	11%	3
At December 31, 2016 and 2015, the amounts of lease incentive liabilities recorded in maintenance payments on the Consolidated Balance Sheets were $14,931 and $21,432, respectively.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 4. Net Investment in Finance and Sales-Type Leases
At December 31, 2016, our net investment in finance and sales-type leases consisted of: eight aircraft leased to two customers in the United States, one aircraft leased to a customer in the Netherlands, three aircraft leased to two customers in Germany, one aircraft leased to a customer in Spain and one aircraft leased to a customer in Sri Lanka. The following table lists the components of our net investment in finance and sales-type leases at December 31, 2016:

Amount
Total lease payments to be received	$180,840
Less: Unearned income	(79,932)
Estimated residual values of leased flight equipment (unguaranteed)	159,945
Net investment in finance and sales-type leases	$260,853
At December 31, 2016, minimum future lease payments on finance and sales-type leases are as follows:

Year Ending December 31,	Amount
2017	$34,113
2018	27,418
2019	27,249
2020	26,843
2021	20,987
Thereafter	44,230
Total lease payments to be received	$180,840
Note 5. Unconsolidated Equity Method Investment
On December 19, 2013, the Company and an affiliate of Ontario Teachers’ Pension Plan (“Teachers’”) formed a joint venture (“Lancaster”), in which we hold a 30% equity interest, to invest in leased aircraft. Teachers’ holds 10.0% of our outstanding common shares. In 2016, we sold four aircraft for approximately $100,000 to Lancaster; these transactions were approved by our Audit Committee as arm’s length transactions under our related party policy.
On February 23, 2016, through the Company’s relationship with Marubeni Corporation, we established a new joint venture (“IBJ Air”) with the leasing arm of the Industrial Bank of Japan, Limited (“IBJL”). IBJ Air is targeted at new narrow-body aircraft leased to premier airlines providing Aircastle with increased access to this market sector and to these customers. During 2016, we sold four aircraft for approximately $110,000 to IBJ Air, in which we hold a 25% equity interest.
Neither of these joint ventures qualifies for consolidated accounting treatment. The assets and liabilities of Lancaster and IBJ Air are not included in our Consolidated Balance Sheets and we record our net investment under the equity method of accounting. We source and service investments for Lancaster and IBJ Air and provide marketing, asset management and administrative services to them. We are paid market-based fees for those services, which are recorded in Other revenue in our Consolidated Statements of Income. The Company has recorded in its Consolidated Balance Sheet $9,740 guarantee liability in Maintenance payments and a $5,100 guarantee liability in Security deposits representing its share of the respective exposures.
At December 31, 2016, the net book value of our two joint ventures’ thirteen aircraft was approximately $689,000.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Amount
Investment in joint venture at December 31, 2014	$46,453
Investment in joint venture	3,394
Earnings from joint venture, net of tax	6,257
Distributions	(5,727)
Investment in joint venture at December 31, 2015	50,377
Investment in joint venture	20,818
Earnings from joint venture, net of tax	7,255
Distributions	(5,473)
Investment in joint venture at December 31, 2016	$72,977
Note 6. Variable Interest Entities
Aircastle consolidates five VIEs of which it is the primary beneficiary. The operating activities of these VIEs are limited to acquiring, owning, leasing, maintaining, operating and, under certain circumstances, selling the seven aircraft discussed below.
Securitization
In May 2016, we repaid the outstanding amount plus accrued interest and fees due under our Securitization No. 2, and ACS Aircraft Finance Ireland 2 Limited became a wholly owned subsidiary of Aircastle.
ECA Financings
Aircastle, through various subsidiaries, each of which is owned by a charitable trust (such entities, collectively the “Air Knight VIEs”), has entered into seven different twelve-year term loans, which are supported by guarantees from Compagnie Francaise d’ Assurance pour le Commerce Extérieur (“COFACE”), the French government sponsored export credit agency (“ECA”). We refer to these COFACE-supported financings as “ECA Financings.”
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
The only assets that the Air Knight VIEs have on their books are financing leases that are eliminated in the consolidated financial statements. The related aircraft, with a net book value as of December 31, 2016 of $515,671, were included in our flight equipment held for lease. The consolidated debt outstanding, net of debt issuance costs, of the Air Knight VIEs as of December 31, 2016 is $296,365.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 7. Borrowings from Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured term debt financings were as follows:

	At December 31, 2016				At December 31, 2015
Debt Obligation	Outstanding Borrowings	Number of Aircraft	Interest Rate(1)	Final Stated Maturity	Outstanding Borrowings
Secured Debt Financings:
Securitization No. 2	$—	—	—%	—	$125,366
ECA Financings(2)	305,276	7	3.02% to 3.96%	12/03/21 to 11/30/24	404,491
Bank Financings(3)(4)	933,541	30	1.66% to 4.45%	10/26/17 to 01/19/26	636,970
Less: Debt Issuance Costs	(19,783)				(20,589)
Total secured debt financings, net of debt issuance costs	1,219,034	37			1,146,238
Unsecured Debt Financings:
Senior Notes due 2017	500,000		6.750%	04/15/17	500,000
Senior Notes due 2018	400,000		4.625%	12/15/18	400,000
Senior Notes due 2019	500,000		6.250%	12/01/19	500,000
Senior Notes due 2020	300,000		7.625%	04/15/20	300,000
Senior Notes due 2021	500,000		5.125%	03/15/21	500,000
Senior Notes due 2022	500,000		5.500%	02/15/22	500,000
Senior Notes due 2023	500,000		5.000%	04/01/23	—
DBJ Term Loan	120,000		2.653%	04/28/19	—
Revolving Credit Facilities	—		N/A	11/21/19 to 05/13/20	225,000
Less: Debt Issuance Costs	(32,789)				(30,082)
Total unsecured debt financings, net of debt issuance costs	3,287,211				2,894,918
Total secured and unsecured debt financings, net of debt issuance costs	$4,506,245				$4,041,156
 _______________

(1)
Reflects the floating rate in effect at the applicable reset date plus the margin for our DBJ Term Loan, six of our secured bank financings and our revolving credit facilities. All other financings have a fixed rate.

(2)	The borrowings under these financings at December 31, 2016 have a weighted-average rate of interest of 3.52%.

(3)	The borrowings under these financings at December 31, 2016 have a weighted-average fixed rate of interest of 3.20%.

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
Bank Financings
In June 2016, we entered into a seven-year, full recourse $434,250 floating rate financing with BNP Paribas, Crédit Agricole Corporate and Investment Bank and certain other banks for eighteen aircraft. The terms of this facility require the portfolio to maintain a minimum debt service coverage ratio of 1.15, along with other customary provisions. As of December 31, 2016, we funded eighteen aircraft with an outstanding balance of $419,370 under this facility.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Unsecured Debt Financings:
DBJ Term Loan
In March 2016, we entered into a $120,000 floating rate three-year term loan commitment with Development Bank of Japan Inc. and certain other banks (the “DBJ Term Loan”). The loan contains a $750,000 minimum net worth covenant, along with other customary provisions similar to our revolving credit facilities. This loan was funded in April 2016.
Senior Notes due 2023
On March 21, 2016, Aircastle issued $500,000 aggregate principal amount of Senior Notes due 2023. The Senior Notes due 2023 will mature on April 1, 2023 and bear interest at the rate of 5.00% per annum, payable semi-annually on April 1 and October 1 of each year, commencing on October 1, 2016. Interest accrues on the Senior Notes due 2023 from March 24, 2016.
We may redeem the Senior Notes due 2023 at any time at a redemption price equal to (a) 100% of the principal amount of the notes redeemed, plus accrued and unpaid interest thereon to, but not including, the redemption date and (b) the sum of the present values of the remaining scheduled payments of principal and interest on the notes from the redemption date through the maturity date of the notes (computed using a discount rate equal to the Treasury Rate (as defined in the indenture governing the notes) as of such redemption date plus 50 basis points). In addition, prior to April 1, 2019, we may redeem up to 40% of the aggregate principal amount of the notes issued under the indenture at a redemption price equal to 105% plus accrued and unpaid interest thereon to, but not including, the redemption date, with the net proceeds of certain equity offerings. If the Company undergoes a change of control, it must offer to repurchase the Senior Notes due 2023 at 101% of the principal amount, plus accrued and unpaid interest. The Senior Notes due 2023 are not guaranteed by any of the Company’s subsidiaries or any third party.
Proceeds from the issuance were used to repay amounts drawn under our existing revolving credit facility and for general corporate purposes.
Revolving Credit Facilities
On March 29, 2016, we increased the size of our existing unsecured revolving credit facility from $600,000 to $675,000 and extended its maturity by one year to May 2020.
On November 21, 2016, we entered into a $135,000 three-year, unsecured revolving credit facility with a group of banks based in Asia. This facility bears interest at a rate of LIBOR plus 2.1% and matures in November 2019. The facility contains provisions similar to our existing revolving credit facility, including a $750,000 minimum net worth covenant.
At December 31, 2016, we had no amounts outstanding under these facilities.
Maturities of the secured and unsecured debt financings over the next five years and thereafter are as follows:

Year Ending December 31,	Amount
2017	$683,526
2018	544,023
2019	751,328
2020	433,393
2021	635,743
Thereafter	1,513,455
Total	$4,561,468

____________
As of December 31, 2016, we were in compliance with all applicable covenants in our financings.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 8. Shareholders’ Equity and Share-Based Payment
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
The purposes of the 2014 Plan are to provide an additional incentive to selected officers, employees, non-employee directors, independent contractors, and consultants of the Company or its affiliates whose contributions are essential to the growth and success of the business of the Company and its affiliates, to strengthen the commitment of such persons to the Company and its affiliates, motivate such persons to faithfully and diligently perform their responsibilities and attract and retain competent and dedicated persons whose efforts will result in the long-term growth and profitability of the Company and its affiliates. To accomplish such purposes, the 2014 Plan provides that the Company may grant options, share appreciation rights, restricted shares, restricted share units, share bonuses, other share-based awards, cash awards or any combination of the foregoing. The 2014 Plan provides that grantees of restricted common shares will have all of the rights of shareholders, including the right to receive dividends, other than the right to sell, transfer, assign or otherwise dispose of the shares until the lapse of the restricted period. Generally, the restricted common shares vest over three to five-year periods based on continued service and are being expensed on a straight-line basis over the requisite service period of the awards. The terms of the grants provide for accelerated vesting under certain circumstances, including termination without cause following a change of control.
The maximum number of Common Shares reserved for issuance under the 2014 Plan is 2,500,000 Common Shares, which includes 713,540 Common Shares remaining under the 2005 Plan that became available for reuse following the adoption of the 2014 Plan. Restricted common shares outstanding under the 2005 Plan in the amount of 140,887 shares will continue to vest subject to the terms and conditions of the 2005 Plan and the applicable awards agreements which are included in the below table.
A summary of the fair value of non-vested restricted common shares for the years ended December 31, 2016, 2015 and 2014 is as follows:

Non-vested Shares	Shares (in 000’s)	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	694.7	$13.49
Granted	341.1	18.80
Canceled	(69.1)	15.89
Vested	(345.4)	13.47
Non-vested at December 31, 2014	621.3	16.15
Granted	308.8	21.58
Canceled	(10.6)	19.22
Vested	(268.1)	15.82
Non-vested at December 31, 2015	651.4	18.81
Granted	336.7	16.58
Canceled	(9.0)	18.21
Vested	(302.4)	18.50
Non-vested at December 31, 2016	676.7	$17.84

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The fair value of the restricted common shares granted in 2016, 2015 and 2014 were determined based upon the market price of the shares at the grant date.
The total unrecognized compensation cost, adjusted for estimated forfeitures, related to all non-vested restricted common shares as of December 31, 2016, in the amount of $8,986, is expected to be recognized over a weighted average period of 1.82 years.
Performance Share Units
During 2016, the Company issued performance share units (“PSUs”) to certain employees. These awards were made under the 2014 Plan. The PSUs are denominated in share units without dividend rights, each of which is equivalent to one common share, and are subject to market and performance conditions and time vesting.
The PSUs granted in 2016 vest at the end of a three-year performance period which ends on December 31, 2018. Half of the PSUs vest on achieving relative total stockholder return goals (the "TSR PSUs") while the other half vest on attaining annual Adjusted Return on Equity goals (the "AROE PSUs"). The table below shows the PSU awards granted during 2016, including the number of common shares underlying the awards at the time of grant:

	Minimum	Target	Maximum
TSR PSUs	—	143,414	286,828
AROE PSUs	—	143,409	286,818
Total	—	286,823	573,646
The fair value of the time-based TSR PSUs was determined at the grant date using a Monte Carlo simulation model. Included in the Monte Carlo simulation model were certain assumptions regarding a number of highly complex and subjective variables, such as expected volatility, risk-free interest rate and dividend yield. To appropriately value the award, the risk-free interest rate is estimated for the time period from the valuation date until the vesting date and the historical volatilities were estimated based on a historical time frame equal to the time from the valuation date until the end date of the performance period. The number of TSR PSUs that will ultimately vest is based on the percentile ranking of the Company’s TSR among the S&P Midcap 400 Index. The number of shares that will ultimately vest will range from 0% to 200% of the target TSR PSUs.
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
During 2016, the Company granted a target of 191,216 PSUs of which 143,414 are TSR PSUs and 47,802 are AROE PSUs. The remaining 95,607 of target AROE PSUs will be considered granted upon the Compensation Committee’s setting the target AROE for the respective period. The following table summarizes the activities for our unvested PSUs for 2016:

	Unvested Performance Stock Units
	Target Number of Shares of TSR PSUs	Target Number of Shares of AROE PSUs	TSR PSUs Weighted Fair Value at Grant Date Using a Monte Carlo Simulation Model ($)	AROE PSUs Weighted Fair Value Equal to Adjusted Closing Stock Price on Date of Grant ($)
Unvested at December 31, 2015	—	—	$—	$—
Granted	143,414	47,802	25.07	19.18
Unvested as of December 31, 2016	143,414	47,802	$25.07	$19.18
Expected to vest after December 31, 2016	143,414	47,802	$25.07	$19.18

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The Company incurred share-based compensation expense related to PSUs of $1,261 during 2016. As of December 31, 2016, there was $3,251 of unrecognized compensation cost related to unvested PSUs granted to certain employees that is expected to be recognized over a weighted-average remaining period of 2.0 years.
Under the repurchase program approved by the Company’s Board of Directors on February 9, 2016, the Company may purchase its common shares from time to time in the open market or in privately negotiated transactions. During 2016, we repurchased 1,868,352 common shares at a total cost of $35,191, including commissions. As of December 31, 2016, the remaining dollar value of common shares that may be purchased under the current repurchase program is $95,888. We also repurchased 102,927 shares totaling $2,150 from our employees and directors to settle tax obligations related to share vesting.
Under the current program we have repurchased a total of 217,574 common shares at a total cost of $4,112, including commissions, at an average price per share of $18.90. The remaining dollar value of common shares that may be purchased under the program is $95,888.
Note 9. Dividends
The following table sets forth the quarterly dividends declared by our Board of Directors for the three years ended December 31, 2016:

Declaration Date	Dividend per Common Share	Aggregate Dividend Amount	Record Date	Payment Date
October 28, 2016	$0.260	$20,434	November 29, 2016	December 15, 2016
August 2, 2016	$0.240	$18,872	August 26, 2016	September 15, 2016
May 2, 2016	$0.240	$18,915	May 31, 2016	June 15, 2016
February 9, 2016	$0.240	$18,915	February 29, 2016	March 15, 2016
October 30, 2015	$0.240	$19,377	November 30, 2015	December 15, 2015
August 4, 2015	$0.220	$17,860	August 31, 2015	September 15, 2015
May 4, 2015	$0.220	$17,863	May 29, 2015	June 15, 2015
February 17, 2015	$0.220	$17,860	March 6, 2015	March 13, 2015
October 31, 2014	$0.220	$17,817	November 28, 2014	December 15, 2014
July 28, 2014	$0.200	$16,201	August 29, 2014	September 12, 2014
May 5, 2014	$0.200	$16,202	May 30, 2014	June 13, 2014
February 21, 2014	$0.200	$16,201	March 7, 2014	March 14, 2014
Note 10. Earnings Per Share
We include all common shares granted under our incentive compensation plan which remain unvested (“restricted common shares”) and contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (“participating securities”), in the number of shares outstanding in our basic and diluted EPS calculations using the two-class method. All of our restricted common shares are currently participating securities. Our PSUs are contingently issuable shares which are included in our diluted earnings per share calculations which do not include voting or dividend rights.
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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Weighted-average shares:
Common shares outstanding	78,161,494	80,489,391	80,389,349
Restricted common shares	653,944	615,611	588,077
Total weighted-average shares	78,815,438	81,105,002	80,977,426

Percentage of weighted-average shares:
Common shares outstanding	99.17%	99.24%	99.27%
Restricted common shares	0.83%	0.76%	0.73%
Total	100.00%	100.00%	100.00%
The calculations of both basic and diluted earnings per share for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Year Ended December 31,
	2016	2015	2014
Earnings per common share — Basic:
Income from continuing operations	$151,453	$121,729	$100,828
Less: Distributed and undistributed earnings allocated to restricted common shares(1)	(1,257)	(924)	(732)
Income from continuing operations available to common shareholders — Basic	$150,196	$120,805	$100,096

Weighted-average common shares outstanding — Basic	78,161,494	80,489,391	80,389,349

Net income per common share — Basic	$1.92	$1.50	$1.25

Earnings per common share — Diluted:
Income from continuing operations	$151,453	$121,729	$100,828
Less: Distributed and undistributed earnings allocated to restricted common shares(1)	(1,257)	(924)	(732)
Income from continuing operations available to common shareholders — Diluted	$150,196	$120,805	$100,096

Weighted-average common shares outstanding — Basic	78,161,494	80,489,391	80,389,349
Effect of diluted shares(2)	42,785	—	—
Weighted-average common shares outstanding — Diluted	78,204,279	80,489,391	80,389,349

Net income per common share — Diluted	$1.92	$1.50	$1.25
 _____________

(1)
For the years ended December 31, 2016, 2015 and 2014, distributed and undistributed earnings to restricted shares was 0.83%, 0.76% and 0.73%, respectively, of net income. The amount of restricted share forfeitures for all periods present was immaterial to the allocation of distributed and undistributed earnings.

(2)
For the year ended December 31, 2016, dilutive shares represented contingently issuable shares related to the Company's PSUs. For the years ended December 31, 2015 and 2014, we had 0 and 0 dilutive shares, respectively.

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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The sources of income from continuing operations before income taxes and earnings of unconsolidated equity method investment for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended December 31,
	2016	2015	2014
U.S. operations	$2,230	$2,433	$2,047
Non-U.S. operations	154,275	125,810	109,590
Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	$156,505	$128,243	$111,637
The components of the income tax provision from continuing operations for the year ended December 31, 2016, 2015 and 2014 consisted of the following:

	Year Ended December 31,
	2016	2015	2014
Current:
United States:
Federal	$2,004	$4,167	$1,571
State	587	994	390
Non-U.S	3,560	14,499	9,040
Current income tax provision	6,151	19,660	11,001
Deferred:
United States:
Federal	1,350	829	2,335
State	(157)	57	932
Non-U.S	4,963	(7,775)	(405)
Deferred income tax provision (benefit)	6,156	(6,889)	2,862
Total	$12,307	$12,771	$13,863
Significant components of the Company’s deferred tax assets and liabilities at December 31, 2016, 2015 and 2014 consisted of the following:

	Year Ended December 31,
	2016	2015	2014
Deferred tax assets:
Non-cash share-based payments	$2,183	$1,483	$1,106
Net operating loss carry forwards	47,538	52,007	42,900
Other	1,902	761	375
Total deferred tax assets	51,623	54,251	44,381
Deferred tax liabilities:
Accelerated depreciation	(92,734)	(87,716)	(79,360)
Other	(1,227)	(442)	(1,795)
Total deferred tax liabilities	(93,961)	(88,158)	(81,155)
Net deferred tax liabilities	$(42,338)	$(33,907)	$(36,774)
The Company had approximately $40,072 of net operating loss (“NOL”) carry forwards available at December 31, 2016 to offset future taxable income subject to U.S. graduated tax rates. If not utilized, these carry forwards expire between 2031 through 2036. The Company also had NOL carry forwards of $471,531 with no expiration date to offset future Irish, Mauritius and Singapore taxable income. We have a five-year Singapore corporate tax rate reduction from 17% to 10% through June 30, 2017.  The cumulative net tax benefit derived from this rate reduction through December 31, 2016 is

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

approximately $5,330, or $0.07 per diluted common share. Deferred tax assets and liabilities are included in Other assets and Accounts payable and accrued liabilities, respectively, in the accompanying Consolidated Balance Sheets.
We do not expect to incur income taxes on future distributions of undistributed earnings of non-U.S. subsidiaries and accordingly, no deferred income taxes have been provided for the distributions of such earnings. As of December 31, 2016 we have elected to permanently reinvest our accumulated undistributed U.S. earnings of $10,899. Accordingly, no U.S. withholding taxes have been provided. Withholding tax of $3,270 would be due if such earnings were remitted.
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
Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income from continuing operations at December 31, 2016, 2015 and 2014 consisted of the following:

	Year Ended December 31,
	2016	2015	2014
Notional U.S. federal income tax expense at the statutory rate:	$54,777	$44,885	$39,073
U.S. state and local income tax, net	182	221	189
Non-U.S. operations:
Bermuda	(31,250)	(20,789)	(12,424)
Ireland	(276)	(3,073)	(4,732)
Singapore	(7,519)	(5,650)	(5,529)
Other low tax jurisdictions	(3,877)	(3,395)	(2,890)
Non-deductible expenses in the U.S.	525	737	644
Other	(255)	(165)	(468)
Provision for income taxes	$12,307	$12,771	$13,863
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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 12. Interest, Net
The following table shows the components of interest, net for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities(1)	$228,774	$204,326	$189,135
Hedge ineffectiveness losses	—	455	738
Amortization of deferred losses related to interest rate derivatives	9,662	24,023	34,979
Amortization of deferred financing fees and debt discount(2)	18,508	14,878	13,961
Interest expense	256,944	243,682	238,813
Less: Interest income	(1,140)	(105)	(435)
Less: Capitalized interest	(144)	—	—
Interest, net	$255,660	$243,577	$238,378
______________

(1)	Includes $4,960 in loan termination fees related to the sale of two aircraft during the year ended December 31, 2016.

(2)	Includes $2,880 in deferred financing fees written off related to the sale of two aircraft during the year ended December 31, 2016.
Note 13. Commitments and Contingencies
Rent expense, primarily for the corporate office and sales and marketing facilities, was approximately $1,951, $1,163 and $1,150 for the years ended December 31, 2016, 2015 and 2014, respectively.
As of December 31, 2016, Aircastle is obligated under non-cancelable operating leases relating principally to office facilities in Stamford, Connecticut; Dublin, Ireland; and Singapore for future minimum lease payments as follows:

Year Ending December 31,	Amount
2017	$1,205
2018	469
2019	374
2020	209
2021	209
Thereafter	942
Total	$3,408
At December 31, 2016, we had commitments to acquire 28 aircraft for $1,081,228, including 25 Embraer E-2 aircraft. In January 2017, we amended our contract with Embraer to reschedule some of the aircraft delivery dates.
Commitments, including $135,576 of progress payments, contractual price escalations and other adjustments, for these aircraft at December 31, 2016, net of amounts already paid are as follows:

Year Ending December 31,	Amount
2017	$170,252
2018	258,179
2019	293,756
2020	216,847
2021	142,194
Thereafter	—
Total	$1,081,228

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

As of February 7, 2017, we have commitments to acquire 28 aircraft for $1,081,228.

Note 14. Other Assets
The following table describes the principal components of other assets on our Consolidated Balance Sheets as of:

	December 31,
	2016	2015
Deferred income tax asset	$1,902	$1,362
Lease incentives and premiums, net of amortization of $39,638 and $31,623, respectively	96,587	86,874
Flight equipment held for sale	3,834	12,901
Other assets(1)	46,075	22,570
Total other assets	$148,398	$123,707
_____________

(1)
In September 2016, we purchased an interest rate cap for $2,283 to hedge approximately 70% of our floating rate interest exposure. The interest rate cap is set at 2% and has a starting notional balance of $430,000 and reduces over time to $215,000. The cap matures in September 2021. The fair value of the interest rate cap was $5,735 at December 31, 2016.

Note 15. Accounts Payable, Accrued Expenses and Other Liabilities
The following table describes the principal components of accounts payable, accrued expenses and other liabilities recorded on our Consolidated Balance Sheets as of:

	December 31,
	2016	2015
Accounts payable and accrued expenses	$24,337	$34,457
Deferred income tax liability	44,241	35,269
Accrued interest payable	43,107	37,606
Lease discounts, net of amortization of $29,016 and $19,403, respectively	15,842	22,443
Fair value of derivative liabilities	—	1,283
Total accounts payable, accrued expenses and other liabilities	$127,527	$131,058

Note 16. Accumulated Other Comprehensive Loss
The following table describes the principal components of accumulated other comprehensive loss recorded on our Consolidated Balance Sheets as of:

Changes in accumulated other comprehensive loss by component(1)	Year Ended December 31,
	2016	2015
Beginning balance	$(13,213)	$(38,460)

Amount recognized in other comprehensive loss on derivatives, net of tax expense of $0 and $14, respectively	(690)	(2,113)
Amounts reclassified from accumulated other comprehensive loss into income, net of tax expense of $0 and $21, respectively	10,351	27,360
Net current period other comprehensive income	9,661	25,247

Ending balance	$(3,552)	$(13,213)

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

(1)	All amounts are net of tax. Amounts in parentheses indicate debits.

Reclassifications from accumulated other comprehensive loss(1)	Year Ended December 31,
	2016	2015
Losses on cash flow hedges
Amount of effective amortization of net deferred interest rate derivative losses(2)	$9,662	$24,023
Effective amount of net settlements of interest rate derivatives, net of tax expense of $0 and $21, respectively(2)	689	3,337
Amount of loss reclassified from accumulated other comprehensive loss into income	$10,351	$27,360

(1) All amounts are net of tax.
(2) Included in interest expense.
At December 31, 2016, the amount of deferred net loss expected to be reclassified from OCI into interest expense over the next twelve months related to our terminated interest rate derivatives is $2,202.
Note 17. Quarterly Financial Data (Unaudited)
Quarterly results of our operations for the years ended December 31, 2016 and 2015 are summarized below:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2016
Revenues	$204,653	$194,652	$189,988	$183,665
Net income	$67,724	$27,437	$20,030	$36,262
Basic earnings per share:
Net income	$0.86	$0.35	$0.25	$0.46
Diluted earnings per share:
Net income	$0.86	$0.35	$0.25	$0.46

2015
Revenues	$208,267	$212,074	$204,565	$194,296
Net income (loss)	$50,641	$(13,989)	$41,808	$43,269
Basic earnings (loss) per share:
Net income (loss)	$0.63	$(0.17)	$0.51	$0.53
Diluted earnings (loss) per share:
Net income (loss)	$0.63	$(0.17)	$0.51	$0.53
The sum of the quarterly earnings (loss) per share amounts may not equal the annual amount reported since per share amounts are computed independently for each period presented.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Aircastle Limited has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 14, 2017

Aircastle Limited
By:	/s/ Michael Inglese
Michael Inglese
Chief Financial Officer and Acting Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Aircastle Limited and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

*	Chief Executive Officer and Director
Ron Wainshal

/s/ Michael Inglese	Chief Financial Officer and Acting Chief Executive Officer	February 14, 2017
Michael Inglese

/s/ Aaron Dahlke	Chief Accounting Officer	February 14, 2017
Aaron Dahlke

/s/ Peter V. Ueberroth	Chairman of the Board	February 14, 2017
Peter V. Ueberroth

/s/ Ronald W. Allen	Director	February 14, 2017
Ronald W. Allen

/s/ Giovanni Bisignani	Director	February 14, 2017
Giovanni Bisignani

/s/ Michael J. Cave	Director	February 14, 2017
Michael J. Cave

/s/ Douglas A. Hacker	Director	February 14, 2017
Douglas A. Hacker

/s/ Ryusuke Konto	Director	February 14, 2017
Ryusuke Konto

/s/ Yukihiko Matsumura	Director	February 14, 2017
Yukihiko Matsumura

/s/ Ronald L. Merriman	Director	February 14, 2017
Ronald L. Merriman

/s/ Agnes Mura	Director	February 14, 2017
Agnes Mura

/s/ Charles W. Pollard	Director	February 14, 2017
Charles W. Pollard

/s/ Gentaro Toya	Director	February 14, 2017
Gentaro Toya

* Currently on a medical leave of absence.

S - 1