Form 10-Q
period 2017-03-31
Aircastle LTD
filed 2017-05-04
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☑    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☑
As of April 28, 2017, there were 78,713,705 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries
Form 10-Q

PART I. — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$871,858	$455,579
Restricted cash and cash equivalents	50,754	53,238
Accounts receivable	7,442	6,035
Flight equipment held for lease, net of accumulated depreciation of $1,284,855 and $1,224,899, respectively	6,295,690	6,247,585
Net investment in finance and sales-type leases	299,969	260,853
Unconsolidated equity method investments	74,653	72,977
Other assets	140,544	148,398
Total assets	$7,740,910	$7,244,665

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings, net of debt issuance costs	$1,189,423	$1,219,034
Borrowings from unsecured financings, net of debt issuance costs	3,781,761	3,287,211
Accounts payable, accrued expenses and other liabilities	144,384	127,527
Lease rentals received in advance	60,302	62,225
Security deposits	123,673	122,597
Maintenance payments	585,283	591,757
Total liabilities	5,884,826	5,410,351

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $0.01 par value, 250,000,000 shares authorized, 78,717,916 shares issued and outstanding at March 31, 2017; and 78,593,133 shares issued and outstanding at December 31, 2016	787	786
Additional paid-in capital	1,520,405	1,521,190
Retained earnings	337,863	315,890
Accumulated other comprehensive loss	(2,971)	(3,552)
Total shareholders’ equity	1,856,084	1,834,314
Total liabilities and shareholders’ equity	$7,740,910	$7,244,665

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Lease rental revenue	$190,586	$179,570
Finance and sales-type lease revenue	4,073	3,498
Amortization of lease premiums, discounts and incentives	(3,112)	(1,070)
Maintenance revenue	12,287	1,260
Total lease revenue	203,834	183,258
Other revenue	439	407
Total revenues	204,273	183,665

Operating expenses:
Depreciation	79,174	76,647
Interest, net	63,068	64,241
Selling, general and administrative (including non-cash share-based payment expense of $2,102 and $1,643 for the three months ended March 31, 2017 and 2016, respectively)	16,167	15,492
Impairment of flight equipment	500	—
Maintenance and other costs	2,931	1,403
Total expenses	161,840	157,783

Other income (expense):
Gain on sale of flight equipment	759	12,833
Other	(1,149)	(73)
Total other income (expense)	(390)	12,760

Income from continuing operations before income taxes and earnings of unconsolidated equity method investments	42,043	38,642
Income tax provision	1,846	3,939
Earnings of unconsolidated equity method investments, net of tax	2,242	1,559
Net income	$42,439	$36,262

Earnings per common share — Basic:
Net income per share	$0.54	$0.46

Earnings per common share — Diluted:
Net income per share	$0.54	$0.46

Dividends declared per share	$0.26	$0.24

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016

Net income	$42,439	$36,262
Other comprehensive income, net of tax:
Net change in fair value of derivatives, net of tax expense of $0 and $0 for the three months ended March 31, 2017 and 2016, respectively	—	(1)
Net derivative loss reclassified into earnings	581	5,372
Other comprehensive income	581	5,371
Total comprehensive income	$43,020	$41,633

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$42,439	$36,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	79,174	76,647
Amortization of deferred financing costs	4,155	5,607
Amortization of lease premiums, discounts and incentives	3,112	1,070
Deferred income taxes	1,309	(392)
Non-cash share-based payment expense	2,102	1,643
Cash flow hedges reclassified into earnings	581	5,372
Security deposits and maintenance payments included in earnings	(10,524)	(1,648)
Gain on sale of flight equipment	(759)	(12,833)
Impairment of flight equipment	500	—
Other	112	(1,558)
Changes in certain assets and liabilities:
Accounts receivable	(1,407)	992
Other assets	(1,000)	(1,137)
Accounts payable, accrued expenses and other liabilities	14,334	15,066
Lease rentals received in advance	(2,552)	(3,827)
Net cash and restricted cash provided by operating activities	131,576	121,264
Cash flows from investing activities:
Acquisition and improvement of flight equipment	(142,053)	(96,524)
Proceeds from sale of flight equipment	16,819	306,029
Aircraft purchase deposits and progress payments, net of returned deposits and aircraft sales deposits	(1,935)	(7,162)
Net investment in finance and sales-type leases	(35,785)	—
Collections on finance and sales-type leases	5,614	3,663
Unconsolidated equity method investments and associated costs	—	(7,731)
Other	88	(176)
Net cash and restricted cash provided by (used in) investing activities	(157,252)	198,099
Cash flows from financing activities:
Repurchase of shares	(2,513)	(33,250)
Proceeds from secured and unsecured debt financings	500,000	500,000
Repayments of secured and unsecured debt financings	(31,178)	(352,928)
Deferred financing costs	(8,038)	(9,454)
Security deposits and maintenance payments received	41,049	33,147
Security deposits and maintenance payments returned	(39,383)	(20,936)
Dividends paid	(20,466)	(18,915)
Net cash and restricted cash provided by financing activities	439,471	97,664
Net increase in cash and restricted cash	413,795	417,027
Cash and restricted cash at beginning of period	508,817	254,041
Cash and restricted cash at end of period	$922,612	$671,068

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$37,778	$39,539
Cash paid for income taxes	$872	$1,604
Supplemental disclosures of non-cash investing activities:
Advance lease rentals, security deposits and maintenance payments assumed in asset acquisitions	$65	$1,564
Advance lease rentals, security deposits, and maintenance payments settled in sale of flight equipment	$3,373	$25,559

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2017

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
The accompanying consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting and, in our opinion, reflect all adjustments, including normal recurring items, which are necessary to present fairly the results for interim periods. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC; however, we believe that the disclosures are adequate to make information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Effective January 1, 2017, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash. For the three months ended March 31, 2017, the Company revised the presentation in our Consolidated Statements of Cash Flows to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. For the three months ended March 31, 2016, our Consolidated Statement of Cash Flows reflected: (1) changes in restricted cash related to the sale of flight equipment within investing activities; and (2) changes in restricted cash and restricted cash equivalents related to rents, maintenance payments and security deposits within financing activities. Therefore, the amounts included for the three months ended March 31, 2016 have been reclassified to conform to the current period presentation.
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure since the balance sheet date of March 31, 2017 through the date on which the consolidated financial statements included in this Form 10-Q were issued.
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
March 31, 2017

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
On May 28, 2014, the FASB and the International Accounting Standards Board (the “IASB”) (collectively, “the Boards”), jointly issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and related updates. Lease contracts within the scope of ASC 840, Leases, are specifically excluded from ASU No. 2014-09. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. The standard is effective for public entities beginning after December 15, 2017. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. We plan to adopt the standard on its required effective date of January 1, 2018, using the modified retrospective approach. We do not expect the impact of this standard to be material to our consolidated financial statements and related disclosures.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2017

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
The following tables set forth our financial assets as of March 31, 2017 and December 31, 2016 that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

		Fair Value Measurements at March 31, 2017 Using Fair Value Hierarchy
	Fair Value as of March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$871,858	$871,858	$—	$—	Market
Restricted cash and cash equivalents	50,754	50,754	—	—	Market
Derivative assets	4,585	—	4,585	—	Market
Total	$927,197	$922,612	$4,585	$—

		Fair Value Measurements at December 31, 2016 Using Fair Value Hierarchy
	Fair Value as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$455,579	$455,579	$—	$—	Market
Restricted cash and cash equivalents	53,238	53,238	—	—	Market
Derivative assets	5,735	—	5,735	—	Market
Total	$514,552	$508,817	$5,735	$—

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2017

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
For the three months ended March 31, 2017 and the year ended December 31, 2016, we had no transfers into or out of Level 3.
We measure the fair value of certain assets and liabilities on a non-recurring basis, when U.S. GAAP requires the application of fair value, including events or changes in circumstances that indicate that the carrying amounts of assets may not be recoverable. Assets subject to these measurements include our investments in unconsolidated joint ventures and aircraft. We account for our investments in unconsolidated joint ventures under the equity method of accounting and record impairment when its fair value is less than its carrying value. We record aircraft at fair value when we determine the carrying value may not be recoverable. Fair value measurements for aircraft in impairment tests are based on an income approach which uses Level 3 inputs, which include the Company’s assumptions and appraisal data as to future cash proceeds from leasing and selling aircraft.
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
The fair value of our senior notes is estimated using quoted market prices. The fair values of all our other financings are estimated using a discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements.
The carrying amounts and fair values of our financial instruments at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017		December 31, 2016
	Carrying Amount of Liability	Fair Value of Liability	Carrying Amount of Liability	Fair Value of Liability
Unsecured Term Loan	$120,000	$120,000	$120,000	$120,000
ECA Financings	294,759	303,965	305,276	316,285
Bank Financings	913,219	905,921	933,541	925,783
Senior Notes	3,700,000	3,881,290	3,200,000	3,387,125
All of our financial instruments are classified as Level 2 with the exception of our Senior Notes, which are classified as Level 1.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2017

Note 3. Lease Rental Revenues and Flight Equipment Held for Lease
Minimum future annual lease rentals contracted to be received under our existing operating leases of flight equipment at March 31, 2017 were as follows:

Year Ending December 31,	Amount
Remainder of 2017	$540,380
2018	671,875
2019	575,721
2020	474,723
2021	393,078
Thereafter	905,983
Total	$3,561,760
Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended March 31,
Region	2017	2016
Asia and Pacific	40%	41%
Europe	22%	25%
Middle East and Africa	12%	10%
North America	7%	5%
South America	19%	19%
Total	100%	100%

The classification of regions in the tables above and in the table and discussion below is determined based on the principal location of the lessee of each aircraft.
The following table shows the number of lessees with lease rental revenue of at least 5% and their combined total percentage of lease rental revenue for the years indicated:

	Three Months Ended March 31,
	2017		2016
	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue
Largest lessees by lease rental revenue	3	19%	5	30%
The following table sets forth revenue attributable to individual countries representing at least 10% of total revenue (including maintenance revenue) in any year based on each lessee’s principal place of business for the years indicated:

	Three Months Ended March 31,
	2017		2016
Country	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Indonesia(1)	$—	—%	$19,543	11%
_______________

(1)	Total revenue attributable to Indonesia was less than 10% for the three months ended March 31, 2017.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2017

Geographic concentration of net book value of flight equipment (including flight equipment held for lease and net investment in finance and sales-type leases, or "net book value") was as follows:

	March 31, 2017			December 31, 2016
Region	Number of Aircraft		Net Book Value %	Number of Aircraft		Net Book Value %
Asia and Pacific	64		39%	61		38%
Europe	67		23%	66		23%
Middle East and Africa	14		10%	14		11%
North America	27		8%	26		8%
South America	26		19%	23		18%
Off-lease	2	(1)	1%	3	(2)	2%
Total	200		100%	193		100%

_______________

(1)	Consisted of two Airbus A321-200 aircraft scheduled to be delivered to a customer in Europe in the second quarter of 2017.

(2)	Consisted of one Airbus A330-200 aircraft, which was delivered on lease to a customer in February 2017, and two Airbus A321-200 aircraft, which were subject to a commitment to lease.
At March 31, 2017 and December 31, 2016, no country represented at least 10% of net book value of flight equipment based on each lessee’s principal place of business.
At March 31, 2017 and December 31, 2016, the amounts of lease incentive liabilities recorded in maintenance payments on our Consolidated Balance Sheets were $15,153 and $14,931, respectively.
Note 4. Net Investment in Finance and Sales-Type Leases
At March 31, 2017, our net investment in finance and sales-type leases consisted of fifteen aircraft. The following table lists the components of our net investment in finance and sales-type leases at March 31, 2017:

Amount
Total lease payments to be received	$207,894
Less: Unearned income	(92,960)
Estimated residual values of leased flight equipment (unguaranteed)	185,035
Net investment in finance and sales-type leases	$299,969
At March 31, 2017, minimum future lease payments on finance and sales-type leases are as follows:

Year Ending December 31,	Amount
Remainder of 2017	$28,731
2018	33,119
2019	32,784
2020	32,363
2021	26,007
Thereafter	54,890
Total lease payments to be received	$207,894

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2017

Note 5. Unconsolidated Equity Method Investments
We have joint ventures with an affiliate of Ontario Teachers’ Pension Plan (“Teachers’”) and with the leasing arm of the Industrial Bank of Japan, Limited (“IBJL”).
At March 31, 2017, the net book value of both joint ventures’ thirteen aircraft was approximately $682,000.

Amount
Investment in joint ventures at December 31, 2016	$72,977
Investment in joint ventures	634
Earnings from joint ventures, net of tax	2,242
Distributions	(1,200)
Investment in joint ventures at March 31, 2017	$74,653
The Company has recorded in its Consolidated Balance Sheet a $10,483 guarantee liability in Maintenance payments and a $5,100 guarantee liability in Security deposits representing its share of the respective exposures.
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
The only assets that the Air Knight VIEs have on their books are financing leases that are eliminated in the consolidated financial statements. The related aircraft, with a net book value as of March 31, 2017 of $510,335, were included in our flight equipment held for lease. The consolidated debt outstanding, net of debt issuance costs, of the Air Knight VIEs as of March 31, 2017 is $286,500.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2017

Note 7. Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured term debt financings are as follows:

	At March 31, 2017				At December 31, 2016
Debt Obligation	Outstanding Borrowings	Number of Aircraft	Interest Rate	Final Stated Maturity	Outstanding Borrowings
Secured Debt Financings:
ECA Financings(1)	$294,759	7	3.02% to 3.96%	12/03/21 to 11/30/24	$305,276
Bank Financings(2)	913,219	30	1.88% to 4.45%	10/26/17 to 01/19/26	933,541
Less: Debt Issuance Costs	(18,555)	—			(19,783)
Total secured debt financings, net of debt issuance costs	1,189,423	37			1,219,034

Unsecured Debt Financings:
Senior Notes due 2017	500,000		6.75%	04/15/17	500,000
Senior Notes due 2018	400,000		4.625%	12/15/18	400,000
Senior Notes due 2019	500,000		6.250%	12/01/19	500,000
Senior Notes due 2020	300,000		7.625%	04/15/20	300,000
Senior Notes due 2021	500,000		5.125%	03/15/21	500,000
Senior Notes due 2022	500,000		5.50%	02/15/22	500,000
Senior Notes due 2023	500,000		5.00%	04/01/23	500,000
Senior Notes due 2024	500,000		4.125%	05/01/24	—
Unsecured Term Loan	120,000		3.131%	04/28/19	120,000
Revolving Credit Facilities	—		N/A	11/21/19 to 05/13/20	—
Less: Debt Issuance Costs	(38,239)				(32,789)
Total unsecured debt financings, net of debt issuance costs	3,781,761				3,287,211

Total secured and unsecured debt financings, net of debt issuance costs	$4,971,184				$4,506,245

(1)	The borrowings under these financings at March 31, 2017 have a weighted-average rate of interest of 3.52%.

(2)	The borrowings under these financings at March 31, 2017 have a weighted-average fixed rate of interest of 3.34%.

Unsecured Debt Financings:
Senior Notes due 2024
On March 6, 2017, Aircastle issued $500,000 aggregate principal amount of Senior Notes due 2024 (the "Senior Notes due 2024") at par. The Senior Notes due 2024 will mature on May 1, 2024 and bear interest at the rate of 4.125% per annum, payable semi-annually on May 1 and November 1 of each year, commencing on November 1, 2017. Interest accrues on the Senior Notes due 2024 from March 20, 2017.
Prior to February 1, 2024, we may redeem the Senior Notes due 2024 at any time at a redemption price equal to (a) 100% of the principal amount of the notes redeemed, plus accrued and unpaid interest thereon to, but not including, the redemption date and (b) the sum of the present values of the remaining scheduled payments of principal and interest on the notes from the redemption date through the maturity date of the notes (computed using a discount rate equal to the Treasury Rate (as defined in the indenture governing the notes) as of such redemption date plus 0.5%). In addition, prior to May 1, 2020, we may redeem up to 40% of the aggregate principal amount of the notes issued under the indenture at a redemption

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2017

price equal to 104.125% plus accrued and unpaid interest thereon to, but not including, the redemption date, with the net proceeds of certain equity offerings. If the Company undergoes a change of control, it must offer to repurchase the Senior Notes due 2024 at 101% of the principal amount, plus accrued and unpaid interest. The Senior Notes due 2024 are not guaranteed by any of the Company's subsidiaries or any third-party.
On April 17, 2017, we paid off our Senior Notes due 2017.
Revolving Credit Facilities
At March 31, 2017, we had no amounts outstanding under these facilities.
As of March 31, 2017, we were in compliance with all applicable covenants in our financings.
Note 8. Shareholders' Equity and Share-Based Payment
During the three months ended March 31, 2017, the Company issued 315,588 restricted common shares and issued 152,933 performance share units (“PSUs”). These awards were made under the Aircastle Limited 2014 Omnibus Incentive Plan.
During the three months ended March 31, 2017, the Company incurred share-based compensation expense of $1,575 related to restricted common shares and share-based compensation expense of $527 related to PSUs. As of March 31, 2017, there was $11,237 of unrecognized compensation cost related to unvested restricted common share-based payments and $6,280 of unrecognized compensation cost related to unvested PSU share-based payments that are expected to be recognized over a weighted-average remaining period of 2.5 years.
Note 9. Dividends
The following table sets forth the quarterly dividends declared by our Board of Directors for the periods covered in this report:

Declaration Date	Dividend per Common Share	Aggregate Dividend Amount	Record Date	Payment Date
February 9, 2017	$0.26	$20,466	February 28, 2017	March 15, 2017
October 28, 2016	$0.26	$20,434	November 29, 2016	December 15, 2016
August 2, 2016	$0.24	$18,872	August 26, 2016	September 15, 2016
May 2, 2016	$0.24	$18,915	May 31, 2016	June 15, 2016
February 9, 2016	$0.24	$18,915	February 29, 2016	March 15, 2016
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
Under the two-class method, earnings per common share is computed by dividing the sum of distributed earnings allocated to common shareholders and undistributed earnings allocated to common shareholders by the weighted-average number of common shares outstanding for the period. In applying the two-class method, distributed and undistributed

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2017

earnings are allocated to both common shares and restricted common shares based on the total weighted-average shares outstanding during the period as follows:

	Three Months Ended March 31,
	2017	2016
Weighted-average shares:
Common shares outstanding	78,176,705	78,543,457
Restricted common shares	503,802	572,356
Total weighted-average shares	78,680,507	79,115,813

Percentage of weighted-average shares:
Common shares outstanding	99.36%	99.28%
Restricted common shares	0.64%	0.72%
Total percentage of weighted-average shares	100.00%	100.00%
The calculations of both basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2017	2016
Earnings per share – Basic:
Net income	$42,439	$36,262
Less: Distributed and undistributed earnings allocated to restricted common shares(1)	(272)	(262)
Earnings available to common shareholders – Basic	$42,167	$36,000

Weighted-average common shares outstanding – Basic	78,176,705	78,543,457

Earnings per common share – Basic	$0.54	$0.46

Earnings per share – Diluted:
Net income	$42,439	$36,262
Less: Distributed and undistributed earnings allocated to restricted common shares(1)	(272)	(262)
Earnings available to common shareholders – Diluted	$42,167	$36,000

Weighted-average common shares outstanding – Basic	78,176,705	78,543,457
Effect of dilutive shares(2)	194,848	—
Weighted-average common shares outstanding – Diluted	78,371,553	78,543,457

Earnings per common share – Diluted	$0.54	$0.46

(1)
For the three months ended March 31, 2017 and 2016, distributed and undistributed earnings to restricted shares are 0.64% and 0.72% of net income, respectively. The amount of restricted share forfeitures for all periods present is immaterial to the allocation of distributed and undistributed earnings.

(2)	For the three months ended March 31, 2017, dilutive shares represented contingently issuable shares related to the Company’s PSUs. For the three months ended March 31, 2016, we had no dilutive shares.
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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2017

The sources of income from continuing operations before income taxes and earnings of our unconsolidated equity method investments for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
U.S. operations	$596	$586
Non-U.S. operations	41,447	38,056
Income from continuing operations before income taxes and earnings of unconsolidated equity method investments	$42,043	$38,642

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
The consolidated income tax expense for the three months ended March 31, 2017 and 2016 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2017 and 2016, respectively.
The Company’s effective tax rate for the three months ended March 31, 2017 was 4.4%, compared to 10.2% for the three months ended March 31, 2016. Movements in the effective tax rates are generally caused by changes in the proportion of the Company’s pre-tax earnings in taxable and non-tax jurisdictions.
Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income from continuing operations consisted of the following:

	Three Months Ended March 31,
	2017	2016
Notional U.S. federal income tax expense at the statutory rate	$14,715	$13,525
U.S. state and local income tax, net	41	47
Non-U.S. operations:
Bermuda	(8,828)	(9,092)
Ireland	542	1,879
Singapore	(2,927)	(1,335)
Other low tax jurisdictions	(1,440)	(1,211)
Non-deductible expenses in the U.S.	(249)	135
Other	(8)	(9)
Provision for income taxes	$1,846	$3,939

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2017

Note 12. Interest, Net
The following table shows the components of interest, net:

	Three Months Ended March 31,
	2017	2016
Interest on borrowings and other liabilities(1)	$58,839	$53,324
Amortization of deferred losses related to interest rate derivatives	581	5,372
Amortization of deferred financing fees and debt discount(2)	4,155	5,607
Interest expense	63,575	64,303
Less: Interest income	(414)	(62)
Less: Capitalized interest	(93)	—
Interest, net	$63,068	$64,241

(1)	Includes $1,509 in loan termination fees related to the sale of one aircraft during the three months ended March 31, 2016.

(2)	Includes $1,972 in deferred financing fees written off related to the sale of one aircraft during the three months ended March 31, 2016.
Note 13. Commitments and Contingencies
At March 31, 2017, we had commitments to acquire 35 aircraft for $1,164,088, including 25 Embraer E-Jet E2 aircraft.
Commitments, including $133,308 of progress payments, contractual price escalations and other adjustments for these aircraft, at March 31, 2017, net of amounts already paid, are as follows:

Year Ending December 31,	Amount
Remainder of 2017	$242,390
2018	143,855
2019	361,746
2020	277,819
2021	138,278
Thereafter	—
Total	$1,164,088
Note 14. Other Assets
The following table describes the principal components of other assets on our Consolidated Balance Sheets as of:

	March 31, 2017	December 31, 2016
Deferred income tax asset	$1,584	$1,902
Lease incentives and lease premiums, net of amortization of $43,026 and $39,638, respectively	95,170	96,587
Flight equipment held for sale	3,820	3,834
Aircraft purchase deposits and progress payments	15,207	12,923
Fair value of interest rate cap	4,585	5,735
Other assets	20,178	27,417
Total other assets	$140,544	$148,398

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2017

Note 15. Accounts Payable, Accrued Expenses and Other Liabilities
The following table describes the principal components of accounts payable, accrued expenses and other liabilities recorded on our Consolidated Balance Sheets as of:

	March 31, 2017	December 31, 2016
Accounts payable and accrued expenses	$18,473	$24,337
Deferred income tax liability	45,232	44,241
Accrued interest payable	64,048	43,107
Lease discounts, net of amortization of $31,540 and $29,016, respectively	16,631	15,842
Total accounts payable, accrued expenses and other liabilities	$144,384	$127,527
Note 16. Accumulated Other Comprehensive Loss
The following table describes the principal components of accumulated other comprehensive loss recorded on our Consolidated Balance Sheets:

Changes in accumulated other comprehensive loss by component(1)	Three Months Ended March 31,
	2017	2016
Beginning balance	$(3,552)	$(13,213)
Amounts recognized in other comprehensive loss on derivatives, net of tax expense of $0 and $0 for the three months ended March 31, 2017 and 2016, respectively	—	(502)
Amounts reclassified from accumulated other comprehensive loss into income, net of tax expense of $0 and $0 for the three months ended March 31, 2017 and 2016, respectively	581	5,873
Net current period other comprehensive income	581	5,371
Ending balance	$(2,971)	$(7,842)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.

Reclassifications from accumulated other comprehensive loss(1)	Three Months Ended March 31,
	2017	2016
Amount of effective amortization of net deferred interest rate derivative losses(2)	$581	$5,372
Effective amount of net settlements of interest rate derivatives, net of tax expense of $0 and $0 for the three months ended March 31, 2017 and 2016, respectively	—	501
Amount of loss reclassified from accumulated other comprehensive loss into income	$581	$5,873

(1) All amounts are net of tax.
(2) Included in interest expense.
At March 31, 2017, the amount of deferred net loss expected to be reclassified from OCI into interest expense over the next twelve months related to our terminated interest rate derivatives is $1,922.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks, uncertainties and assumptions. You should read the following discussion in conjunction with our historical consolidated financial statements and the notes thereto appearing elsewhere in this report. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those described under “Risk Factors” and included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”). Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and, unless otherwise indicated, the other financial information contained in this report has also been prepared in accordance with U.S. GAAP. Unless otherwise indicated, all references to “dollars” and “$” in this report are to, and all monetary amounts in this report are presented in, U.S. dollars.
All statements included or incorporated by reference in this Quarterly Report on Form 10-Q (this “report”), other than characterizations of historical fact, are forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not necessarily limited to, statements relating to our ability to acquire, sell, lease or finance aircraft, raise capital, pay dividends, and increase revenues, earnings, EBITDA, Adjusted EBITDA and Adjusted Net Income and the global aviation industry and aircraft leasing sector. Words such as “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “may,” “will,” “would,” “could,” “should,” “seeks,” “estimates” and variations on these words and similar expressions are intended to identify such forward-looking statements. These statements are based on our historical performance and that of our subsidiaries and on our current plans, estimates and expectations and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements; Aircastle can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any such forward-looking statements which are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. These risks or uncertainties include, but are not limited to, those described from time to time in Aircastle’s filings with the SEC and previously disclosed under “Risk Factors” in Part I - Item 1A of Aircastle’s 2016 Annual Report on Form 10-K and elsewhere in this report. In addition, new risks and uncertainties emerge from time to time, and it is not possible for Aircastle to predict or assess the impact of every factor that may cause its actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this report. Aircastle expressly disclaims any obligation to revise or update publicly any forward-looking statement to reflect future events or circumstances.
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

OVERVIEW
Aircastle acquires, leases, and sells commercial jet aircraft to airlines throughout the world. As of March 31, 2017, we owned and managed on behalf of our joint ventures 213 aircraft leased to 72 lessees located in 37 countries. Our aircraft are managed by an experienced team based in the United States, Ireland and Singapore. Our aircraft are subject to net leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs. In many cases, however, we are obligated to pay a portion of specified maintenance or modification costs. As of March 31, 2017, the net book value (including flight equipment held for lease and net investment in finance and sales-type leases, or "net book value") was $6.60 billion compared to $6.51 billion at December 31, 2016. Our revenues and net income for the three months ended March 31, 2017 were $204.3 million and $42.4 million, respectively.
Growth in commercial air traffic is broadly correlated with world economic activity. In recent years, it has been expanding at a rate one and a half to two times that of global GDP growth. The expansion of air travel has driven a rise in the world aircraft fleet. There are currently approximately 20,000 commercial mainline passenger and freighter aircraft in operation worldwide. This fleet is expected to continue expanding at three to four percent average annual rate over the next twenty years. In addition, aircraft leasing companies own an increasing share of the world’s commercial jet aircraft and now account for approximately 41% of this fleet.
Notwithstanding the sector’s long-term growth, the aviation markets have been, and are expected to remain, subject to economic variability, as well as to changes in macroeconomic variables such as fuel price levels and foreign exchange rates. The aviation industry is susceptible to external shocks, such as regional conflicts and terrorist events. Mitigating this risk is the portability of the assets, allowing aircraft to be redeployed to locations where demand is higher.
Air traffic data for the past several years has shown strong passenger market growth.  According to the International Air Transport Association, during the first three months of 2017, global passenger traffic increased 7.0% compared to the same period in 2016.  This strong growth was, in part, stimulated by lower air fare prices resulting from the significant drop in fuel prices. Air cargo demand, which is more sensitive to economic conditions, appears to have stabilized. During the first three months of 2017, air cargo traffic increased 9.7% compared to the same period in 2016, and capacity increased 2.6%, resulting in an increase in load factors to 47.4%. While a positive development, the air cargo market continues to be hampered by oversupply arising from the continued growth in belly cargo capacity in passenger aircraft as well as the production of dedicated freighter aircraft.
Demand for air travel varies considerably by region. Emerging market economies have generally been experiencing significant increases in air traffic, driven by rising levels of per capita income. Air traffic growth in some regions is being driven by the proliferation of low cost carriers, which have stimulated demand through lower prices. Mature markets, such as North America and Western Europe, are likely to grow more slowly in tandem with their economies. Persian Gulf-based Emirates, Qatar Airways and Etihad Airways are also showing signs of reaching maturity and their growth rates are slowing. Airlines operating in areas with political instability or weakening economies are under pressure, and their near-term outlook is more uncertain. On balance, we believe air travel will increase over time, and as a result, we expect demand for modern aircraft will continue to remain strong over the long-term.
Low fuel prices and interest rates have had a substantial effect on our industry. The price of oil dropped by $67 to $36 per barrel in the four years prior to December 2015. This allowed airlines to reduce ticket prices and stimulate aircraft traffic while retaining enough of this benefit to achieve record profit levels. A low interest rate environment and the strong overall performance of the aircraft financing sector attracted significant new capital, increasing competition for new investments. The downward trend in fuel prices and interest rates appears to have ended as fuel prices started rising in 2016. In 2017, the price of fuel has averaged approximately $52 per barrel. Likewise, interest rates have started to rise in the U.S., with Federal Reserve guidance suggesting multiple future rate hikes subsequent to the December 2016 increase in the Federal Funds rate.
Capital availability for aircraft has varied over time, and we consider this variability to be a basic characteristic of our business. If pursued properly, this represents an important source of opportunity. Both debt and equity markets have improved globally over the past several years with the recovery from the global financial crisis. Strong U.S. debt capital market conditions benefited borrowers by permitting access to financing at historic lows while higher fees have driven down ECA demand. Recently, ECA availability has been curtailed, both in the U.S. and in Europe, due to political issues and an investigation into possible irregularities, respectively. Commercial bank debt continues to play a critical role for aircraft finance, although we believe regulatory pressures may limit its role over time.

While financial markets conditions are currently attractive, heightened volatility stemming from global growth concerns and various geopolitical issues may increase capital costs and limit availability going forward. We believe these market forces should generate attractive new investment and trading opportunities for which we are well placed to capitalize given our access to different financing sources, our limited capital commitments and our reputation as a reliable trading partner. Over the longer term, our strategy is to achieve an investment grade credit rating, which we believe will reduce our borrowing costs and enable more reliable access to debt capital throughout the business cycle.
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

•
Originating investments from many different sources across the globe. Our strategy is to seek out worthwhile investments by leveraging our team’s wide range of contacts around the world. We utilize a multi-channel approach to sourcing acquisitions and have purchased aircraft from a large number of airlines, lessors, original equipment manufacturers, lenders and other aircraft owners. Since our formation in 2004, we have acquired aircraft from 85 different sellers.

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

•
Leveraging our strategic relationships. We intend to capture the benefits provided through the extensive global contacts and relationships maintained by Marubeni, which is our biggest shareholder and one of the largest Japanese trading companies. Marubeni has already enabled greater access to Japanese-based financing and helped source and develop our joint venture (“IBJ Air”) with IBJL. IBJ Air is targeted at newer narrow-body aircraft leased to premier airlines, providing Aircastle with increased access to this market sector and to these customers. Our joint venture (“Lancaster”) with Teachers’ provides us with an opportunity to pursue larger transactions, manage portfolio concentrations and improve our return on deployed capital.

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

•
Intending to pay quarterly dividends to our shareholders based on the Company’s sustainable earnings levels. Aircastle has paid dividends each quarter since our initial public offering in 2006. On February 9, 2017, our Board of Directors declared a regular quarterly dividend of $0.26 per common share, or an aggregate of $20.5 million for the three months ended March 31, 2017, which was paid on March 15, 2017 to holders of record on February 28, 2017. These dividends may not be indicative of the amount of any future dividends. Our ability to pay quarterly dividends will depend upon many factors, including those as described in Item 1A. “Risk Factors” and elsewhere in our 2016 Annual Report on Form 10-K.

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

2017 Lease Expirations and Lease Placements
At March 31, 2017, we had four aircraft accounting for 2.8% of our net book value which are scheduled to come off lease during 2017 for which we have not yet secured lease or sales commitments. We plan to sell two of these aircraft and are marketing the remaining two aircraft for lease or sale.
2018-2021 Lease Expirations and Lease Placements
Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in the period 2018-2021, representing the percentage of our net book value of flight equipment (including flight equipment held for lease and net investment in finance and sales-type leases) at March 31, 2017, specified below:

•	2018: 14 aircraft, representing 10%;

•	2019: 28 aircraft, representing 16%;

•	2020: 27 aircraft, representing 9%; and

•	2021: 27 aircraft, representing 12%.
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
Acquisitions and Sales
During the first three months of 2017, we acquired eight aircraft for $189.6 million. At March 31, 2017, we had commitments to acquire 35 additional aircraft for $1.16 billion, including the acquisition of 25 new E-Jet E2 aircraft from Embraer, which are scheduled to deliver in 2018 to 2021. As of April 28, 2017, we have commitments to acquire 30 aircraft for $1.11 billion.
During the first three months of 2017, we sold one aircraft for $16.8 million, which resulted in a net gain of $0.8 million.

The following table sets forth certain information with respect to the aircraft owned by us as of March 31, 2017:
AIRCASTLE AIRCRAFT INFORMATION (dollars in millions)

Owned Aircraft	As of March 31, 2017(1)	As of March 31, 2016(1)
Net Book Value of Flight Equipment	$6,596	$5,771
Net Book Value of Unencumbered Flight Equipment	$4,725	$3,752
Number of Aircraft	200	153
Number of Unencumbered Aircraft	163	111
Number of Lessees	72	53
Number of Countries	37	33
Weighted Average Age (years)(2)	8.2	7.6
Weighted Average Remaining Lease Term (years)(2)	4.8	5.6
Weighted Average Fleet Utilization during the three months ended March 31, 2017 and 2016(3)	98.3%	99.6%
Portfolio Yield for the three months ended March 31, 2017 and 2016(4)	12.3%	12.5%

Managed Aircraft on behalf of Joint Ventures
Net Book Value of Flight Equipment	$682	$590
Number of Aircraft	13	9

(1)	Calculated using net book value at period end.

(2)	Weighted by net book value.

(3)	Aircraft on-lease days as a percent of total days in period weighted by net book value.

(4)
Lease rental revenue, interest income and cash collections on our net investment in finance and sales-type leases for the period as a percent of the average net book value for the period; quarterly information is annualized.

Our owned aircraft portfolio as of March 31, 2017 is listed in Exhibit 99.1 to this report.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of March 31, 2017			Owned Aircraft as of March 31, 2016
	Number of Aircraft		% of Net Book Value(1)	Number of Aircraft		% of Net Book Value(1)
Aircraft Type
Passenger:
Narrow-body	161		56%	111		45%
Wide-body	31		36%	31		44%
Total Passenger	192		92%	142		89%
Freighter	8		8%	11		11%
Total	200		100%	153		100%

Manufacturer
Airbus	109		52%	77		51%
Boeing	84		45%	71		47%
Embraer	7		3%	5		2%
Total	200		100%	153		100%

Regional Diversification
Asia and Pacific	64		39%	45		38%
Europe	67		23%	56		25%
Middle East and Africa	14		10%	10		10%
North America	27		8%	19		7%
South America	26		19%	22		19%
Off-lease	2	(2)	1%	1	(3)	1%
Total	200		100%	153		100%

(1)	Calculated using net book value at period end.

(2)	Consisted of two Airbus A321-200 aircraft scheduled to be delivered to a customer in Europe in the second quarter of 2017.

(3)	Consisted of one Boeing 737-800 aircraft that was leased to a customer in Asia in the third quarter of 2016.

Our largest two customers each represent 6% of the net book value at March 31, 2017. Our top fifteen customers for aircraft we owned at March 31, 2017, representing 84 aircraft and 58% of the net book value, are as follows:

Percent of Net Book Value	Customer	Country	Number of Aircraft
Greater than 6% per customer	Avianca Brazil	Brazil	10
	Lion Air	Indonesia	12

3% to 6% per customer	LATAM	Chile	3
	South African Airways	South Africa	4
	Thai Airways	Thailand	2
	Singapore Airlines	Singapore	4
	AirAsia X	Malaysia	3
	Air Berlin	Germany	11
	Emirates	United Arab Emirates	2
	AirBridgeCargo(1)	Russia	2
	Iberia	Spain	11

Less than 3% per customer	Jet Airways	India	8
	Garuda	Indonesia	3
	Azul	Brazil	7
	Avianca	Colombia	2
	Total top fifteen customers		84
	All other customers		116
	Total all customers		200

(1)	Guaranteed by Volga-Dnepr Airlines. We have one additional aircraft on lease with an affiliate.

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
See “Liquidity and Capital Resources” below.

RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2017 to the three months ended March 31, 2016:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Revenues:
Lease rental revenue	$190,586	$179,570
Finance and sales-type lease revenue	4,073	3,498
Amortization of lease premiums, discounts and incentives	(3,112)	(1,070)
Maintenance revenue	12,287	1,260
Total lease revenue	203,834	183,258
Other revenue	439	407
Total revenues	204,273	183,665
Operating expenses:
Depreciation	79,174	76,647
Interest, net	63,068	64,241
Selling, general and administrative	16,167	15,492
Impairment of flight equipment	500	—
Maintenance and other costs	2,931	1,403
Total operating expenses	161,840	157,783
Other income (expense):
Gain on sale of flight equipment	759	12,833
Other	(1,149)	(73)
Total other income (expense)	(390)	12,760
Income from continuing operations before income taxes and earnings of unconsolidated equity method investments	42,043	38,642
Income tax provision	1,846	3,939
Earnings of unconsolidated equity method investments, net of tax	2,242	1,559
Net income	$42,439	$36,262
Revenues
Total revenues increased by $20.6 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.
Lease rental revenue. The increase in lease rental revenue of $11.0 million for the three months ended March 31, 2017 as compared to the same period in 2016 was primarily the result of increases in revenue of $38.1 million due to the acquisition of 59 aircraft since March 31, 2016. This increase was partially offset by decreases of:

•	$22.5 million due to the sale of 24 aircraft since March 31, 2016; and

•	$4.5 million due to lease extensions, amendments, transitions and other changes.
Finance and sales-type lease revenue. For the three months ended March 31, 2017, $4.1 million of interest income from finance and sales-type leases was recognized as compared to $3.5 million of interest income from finance and sales-type leases recorded for the same period in 2016 due to the addition of four aircraft, partially offset by the sale of one aircraft, over the last twelve months.

Amortization of net lease premiums, discounts and lease incentives.

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Amortization of lease incentives	$(2,707)	$(856)
Amortization of lease premiums	(2,928)	(2,777)
Amortization of lease discounts	2,523	2,563
Amortization of lease premiums, discounts and incentives	$(3,112)	$(1,070)
As more fully described above under “Revenues,” lease incentives represent our estimated portion of the lessee’s cost for heavy maintenance, overhaul or replacement of certain high-value components which is amortized over the life of the related lease. As we enter into new leases, the amortization of lease incentives generally increases and, conversely, if a related lease terminates, the related unused lease incentive liability will reduce the amortization of lease incentives. The increase in amortization of lease incentives of $1.9 million for the three months ended March 31, 2017 as compared to the same period in 2016 was primarily attributable to changes in estimate related to engines for one freighter aircraft of $2.3 million, partially offset by $0.5 million related to aircraft transitions, extensions and other activity.
Maintenance revenue. For the three months ended March 31, 2017, we recorded $12.3 million of maintenance revenue due to the transition of two narrow-body and one wide-body aircraft for $10.3 million and maintenance reserves taken into income for two freighter aircraft and two narrow-body aircraft totaling $1.9 million. For the same period in 2016, we recorded $1.3 million of maintenance revenue from six scheduled lease terminations.
Operating expenses
Total operating expenses increased by $4.1 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.
Depreciation expense increased by $2.5 million for the three months ended March 31, 2017 as compared to the same period in 2016. The net increase is primarily the result of higher depreciation of $14.7 million due to aircraft acquisitions.
This increase was partially offset by a $12.1 million decrease due to aircraft sold.
Interest, net consisted of the following:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Interest on borrowings and other liabilities(1)	$58,839	$53,324
Amortization of interest rate derivatives related to deferred losses	581	5,372
Amortization of deferred financing fees and debt discount(2)	4,155	5,607
Interest expense	63,575	64,303
Less: Interest income	(414)	(62)
Less: Capitalized interest	(93)	—
Interest, net	$63,068	$64,241

(1)	Includes $1,509 in loan termination fees related to the sale of one aircraft during the three months ended March 31, 2016.

(2)	Includes $1,972 in deferred financing fees written off related to the sale of one aircraft during the three months ended March 31, 2016.
Interest, net decreased by $1.2 million as compared to the three months ended March 31, 2016. The net decrease is primarily a result of lower amortization of deferred losses on terminated interest rate derivatives of $4.8 million and lower amortization of deferred financing fees of $1.5 million, partially offset by higher interest on borrowings of $5.5 million, primarily due to higher weighted average debt outstanding during the three months ended March 31, 2017 as compared to a year ago.

Selling, general and administrative expenses for the three months ended March 31, 2017 increased $0.7 million over the same period in 2016 primarily as a result of higher non-cash share-based payment expense.
Maintenance and other costs were $2.9 million for the three months ended March 31, 2017, an increase of $1.5 million over the same period in 2016. The net increase is primarily related to higher maintenance costs of $1.0 million related to scheduled terminations and transitions for the three months ended March 31, 2017 versus the same period in 2016.
Other income (expense)
Gain on sale of flight equipment decreased by $12.1 million, to $0.8 million for the three months ended March 31, 2017, as compared to gains of $12.8 million for the same period in 2016, as we sold fewer aircraft in 2017 as compared to 2016.
Income tax provision
Our provision for income taxes for the three months ended March 31, 2017 and 2016 was $1.8 million and $3.9 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland, Singapore and the United States. The decrease in our income tax provision of approximately $2.1 million for the three months ended March 31, 2017 as compared to the same period in 2016 was primarily attributable to changes in operating income subject to tax in Ireland, Singapore, the United States and other jurisdictions.
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
Other comprehensive income

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Net income	$42,439	$36,262
Net change in fair value of derivatives, net of tax expense of $0 and $0, respectively	—	(1)
Derivative loss reclassified into earnings	581	5,372
Total comprehensive income	$43,020	$41,633
Other comprehensive income increased by $1.4 million for the three months ended March 31, 2017, as a result of a $6.2 million increase in net income, partially offset by a decrease of $4.8 million in amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.

Aircraft Monitoring List
At March 31, 2017, we considered six freighter aircraft and eight passenger aircraft with a total net book value of $614.9 million to be more susceptible to failing our recoverability assessments due to their sensitivity to changes in contractual cash flows, future cash flow estimates and aircraft residual or scrap values.
The majority of the aircraft on the Monitoring List by net book value are freighters. Three of the freighters are Boeing 747-400 models that were converted from passenger to cargo configuration and are in excess of 22 years old. It is assumed they will be sold for scrap as their leases expire over the next two years.
The other three freighter aircraft on the Monitoring List are Boeing 747-400 “production” freighter models that are approximately ten years old. Our useful life assumptions for these aircraft were reduced during our Fleet Review in 2014. We expect rental levels will drop from current levels over the next two years once the current leases expire or rentals are reset.
The eight passenger aircraft on the Monitoring List consist of three 22 year old Boeing 757 aircraft, which we anticipate selling as they come off lease; the other five aircraft are older Airbus A330s that are either on lease or subject to a lease commitment. Future rental assumptions for these Airbus A330 aircraft were reduced as part of the Fleet Review completed during the second quarter of 2016.

Aircraft Type	Number of Aircraft	Percent of Net Book Value
Passenger aircraft	8	4.0%
Freighter aircraft	6	5.3%
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
During the first three months of 2017, we met our liquidity and capital resource needs with $131.6 million of cash flow from operations, $500.0 million in gross proceeds from the issuance of our Senior Notes due 2024 and $16.8 million of cash from aircraft sales.
As of March 31, 2017, the weighted-average maturity of our secured and unsecured debt financings was 3.8 years and we are in compliance with all applicable covenants.
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

Cash Flows

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Net cash flow provided by operating activities	$131,576	$121,264
Net cash flow provided by (used in) investing activities	(157,252)	198,099
Net cash flow provided by financing activities	439,471	97,664
Operating Activities:
Cash flow provided by operations was $131.6 million and $121.3 million for the three months ended March 31, 2017 and 2016, respectively. The increase in cash flow provided by operations of approximately $10.3 million for the three months ended March 31, 2017 versus the same period in 2016 was primarily a result of:

•	a $12.9 million increase in cash from lease rentals, net of finance and sales-type leases;

•	a $2.0 million increase in cash received from maintenance revenue; and

•	a $0.7 million decrease in cash paid for taxes.
These inflows were partially offset by:
•a $3.0 million decrease in cash from working capital; and
•a $1.5 million increase in cash paid for maintenance.
Investing Activities:
Cash flow used in investing activities was $157.3 million for the three months ended March 31, 2017 as compared to cash flow provided by investing activities of $198.1 million for the three months ended March 31, 2016. The net increase in cash flow used in investing activities of $355.4 million for the three months ended March 31, 2017 versus the same period in 2016 was primarily a result of:
•a $289.2 million decrease in proceeds from the sale of flight equipment;
•a $45.5 million increase in the acquisition and improvement of flight equipment; and
•a $33.8 million increase in net investments in finance and sales-type leases.
These outflows were offset by:

•	a $7.7 million decrease in unconsolidated equity method investments compared to the same period in 2016; and

•	a $5.2 million net decrease in aircraft purchase deposits received.
Financing Activities:
Cash flow provided by financing activities was $439.5 million and $97.7 million for the three months ended March 31, 2017 and 2016, respectively. The increase in cash flow provided by financing activities of $341.8 million for the three months ended March 31, 2017 versus the same period in 2016 was a result of:

•	a $321.8 million decrease in Revolver and ECA Financing repayments;

•	a $30.7 million decrease in shares repurchased; and

•	a $1.4 million decrease in deferred financing costs.
These outflows were offset by:

•	a $10.5 million increase in maintenance and security deposits returned, net of deposits received; and

•	a $1.6 million increase in dividends paid.

Debt Obligations
For complete information on our debt obligations, please refer to Note 7 - “Secured and Unsecured Debt Financings” in the Notes to Unaudited Consolidated Financial Statements above.
Contractual Obligations
Our contractual obligations consist of principal and interest payments on debt, payments on interest rate derivatives, other aircraft acquisition agreements and rent payments pursuant to our office leases. Total contractual obligations increased to $7.20 billion at March 31, 2017 from $6.50 billion at December 31, 2016 due primarily to an increase in borrowings and interest payments as a result of the closing of our Senior Notes due 2024 in March 2017 and an increase in purchase obligations for aircraft to be acquired, partially offset by the amortization of our other financings.
The following table presents our actual contractual obligations and their payment due dates as of March 31, 2017:

	Payments Due by Period as of March 31, 2017
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	More than 5 years
	(Dollars in thousands)
Principal payments:
Senior Notes due 2017 - 2024	$3,700,000	$500,000	$900,000	$1,300,000	$1,000,000
Unsecured Term Loan	120,000	—	120,000	—	—
Revolving Credit Facilities	—	—	—	—	—
ECA Financings	294,759	42,951	90,535	95,196	66,077
Bank Financings	915,531	139,598	198,511	153,609	423,813
Total principal payments	5,030,290	682,549	1,309,046	1,548,805	1,489,890
Interest payments on debt obligations(1)	990,247	225,384	399,291	228,096	137,476
Office leases(2)	17,928	1,033	2,927	3,230	10,738
Purchase obligations(3)	1,164,088	251,020	669,800	243,268	—
Total	$7,202,553	$1,159,986	$2,381,064	$2,023,399	$1,638,104

(1)	Future interest payments on variable rate, LIBOR-based debt obligations are estimated using the interest rate in effect at March 31, 2017.

(2)	Represents contractual payment obligations for our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.

(3)
At March 31, 2017, we had commitments to acquire 35 aircraft for $1.16 billion, including 25 new E-Jet E2 aircraft from Embraer S.A. These amounts include estimates for pre-delivery deposits, contractual price escalation and other adjustments. As of April 28, 2017, we have commitments to acquire 30 aircraft for $1.11 billion.

Capital Expenditures
From time to time, we make capital expenditures to maintain or improve our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the three months ended March 31, 2017 and 2016, we incurred a total of $10.8 million and $10.6 million, respectively, of capital expenditures (including lease incentives) related to the acquisition and improvement of aircraft.
As of March 31, 2017, the weighted average age by net book value of our aircraft was approximately 8.2 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Our lease agreements call for the lessee to be primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.
Actual maintenance payments to us by lessees in the future may be less than projected as a result of a number of factors, including defaults by the lessees. Maintenance reserves may not cover the entire amount of actual maintenance expenses incurred and, where these expenses are not otherwise covered by the lessees, there can be no assurance that our operational cash flow and maintenance reserves will be sufficient to fund maintenance requirements, particularly as our aircraft age. See Item 1A. “Risk Factors - Risks Related to Our Business - Risks related to our leases - If lessees are unable to fund their maintenance obligations on our aircraft, we may incur increased costs at the conclusion of the applicable lease” in our 2016 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We entered into two joint venture arrangements in order to help expand our base of new business opportunities. None of these joint ventures qualifies for consolidated accounting treatment. The assets and liabilities of these entities are not included in our Consolidated Balance Sheets and we record our net investment under the equity method of accounting. See Note 5 - “Unconsolidated Equity Method Investments” in the Notes to Unaudited Consolidated Financial Statements above.
We hold a 30% equity interest in our Lancaster joint venture and a 25% equity interest in our IBJ Air joint venture. At March 31, 2017, the net book value of our two joint ventures’ thirteen aircraft was approximately $682 million.
Foreign Currency Risk and Foreign Operations
At March 31, 2017, all of our leases are payable to us in U.S. dollars. However, we incur Euro and Singapore dollar-denominated expenses in connection with our subsidiaries in Ireland and Singapore. For the three months ended March 31, 2017, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated approximately $5.0 million in U.S. dollar equivalents and represented approximately 31% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, our international operations and our exposure to foreign currency risk will likely increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases, we may enter into hedging transactions in the future to mitigate this risk. For the three months ended March 31, 2017 and 2016, we incurred insignificant net gains and losses on foreign currency transactions.
Hedging
For complete information on our derivative instruments, please refer to Note 16 - “Accumulated Other Comprehensive Loss” in the Notes to Unaudited Consolidated Financial Statements above.
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

The table below shows the reconciliation of net income to EBITDA and Adjusted EBITDA for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016

Net income	$42,439	$36,262
Depreciation	79,174	76,647
Amortization of lease premiums, discounts and incentives	3,112	1,070
Interest, net	63,068	64,241
Income tax provision	1,846	3,939
EBITDA	189,639	182,159
Adjustments:
Impairment of flight equipment	500	—
Non-cash share-based payment expense	2,102	1,643
Loss on mark-to-market of interest rate derivative contracts	1,150	77
Adjusted EBITDA	$193,391	$183,879
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
The table below shows the reconciliation of net income to ANI for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016

Net income	$42,439	$36,262
Loan termination fee(1)	—	1,509
Loss on mark-to-market of interest rate derivative contracts(2)	1,150	77
Write-off of deferred financing fees(1)	—	1,972
Non-cash share-based payment expense(3)	2,102	1,643
Securitization No. 1 hedge loss amortization charges (1)	—	2,628
Adjusted net income	$45,691	$44,091

(1) Included in Interest, net.
(2) Included in Other income (expense).
(3) Included in Selling, general and administrative expenses.

	Three Months Ended March 31,
Weighted-average shares:	2017	2016
Common shares outstanding	78,176,705	78,543,457
Restricted common shares	503,802	572,356
Total weighted-average shares	78,680,507	79,115,813

	Three Months Ended March 31,
Percentage of weighted-average shares:	2017	2016
Common shares outstanding	99.36%	99.28%
Restricted common shares(1)	0.64%	0.72%
Total percentage of weighted-average shares	100.00%	100.00%

	Three Months Ended March 31,
	2017	2016
Weighted-average common shares outstanding – Basic	78,176,705	78,543,457
Effect of dilutive shares(2)	194,848	—
Weighted average common shares outstanding – Diluted	78,371,553	78,543,457

	Three Months Ended March 31,
	2017	2016

Adjusted net income allocation:
Adjusted net income	$45,691	$44,091
Less: Distributed and undistributed earnings allocated to restricted common shares(1)	(293)	(319)
Adjusted net income allocable to common shares – Basic and Diluted	$45,398	$43,772

Adjusted net income per common share – Basic and Diluted	$0.58	$0.56

(1)
For the three months ended March 31, 2017 and 2016, distributed and undistributed earnings to restricted shares are 0.64% and 0.72%, respectively, of net income. The amount of restricted share forfeitures for all periods present is immaterial to the allocation of distributed and undistributed earnings.

(2)	For the three months ended March 31, 2017, dilutive shares represented contingently issuable shares related to the Company’s PSUs. For the three months ended March 31, 2016, we had no dilutive shares.
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
A hypothetical 100-basis point increase/decrease in our variable interest rates would increase/decrease the minimum contracted rentals on our portfolio as of March 31, 2017 by $3.5 million and $3.5 million, respectively, over the next twelve months. As of March 31, 2017, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $5.9 million and $6.5 million, respectively, net of amounts received from our interest rate derivatives, over the next twelve months. In September 2016, we purchased an interest rate cap for $2.3 million to hedge approximately 70% of our floating rate interest exposure. The interest rate cap is set at 2% and has a current notional balance of $420.0 million and reduces over time to $215.0 million. The cap matures in September 2021.

ITEM 4.	CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2017. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The Company is not a party to any material legal or adverse regulatory proceedings.
ITEM 1A. RISK FACTORS
There have been no material changes to the disclosure related to the risk factors described in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In February 2016, our Board of Directors authorized the repurchase of $100.0 million of the Company’s common shares. During the first quarter of 2017, we purchased our common shares as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(Dollars in thousands, except per share amounts)
January 1 through January 31	120,378	$20.85	—	$95,888
February 1 through February 28	—	—	—	95,888
March1 through March 31	—	—	—	95,888
Total	120,378	$20.85	—	$95,888

(1)	Under our current repurchase program, we have repurchased an aggregate of 217,574 common shares at an aggregate cost of $4.1 million, including commissions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-134669) filed on July 25, 2006).

3.2	Amended Bye-laws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3 (No. 333-182242) filed on June 20, 2012).

4.1	Specimen Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-134669) filed on July 25, 2006).

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

4.11
Fifth Supplemental Indenture, dated as of March 20, 2017, by and between Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 20, 2017).

10.1
Letter Agreement, dated as of October 4, 2016, by and between Aircastle Advisor LLC and Aaron Dahlke (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 7, 2016).

10.2	Form of Restricted Share Unit Agreement under the Aircastle Limited 2014 Omnibus Incentive Plan. *

31.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	Owned Aircraft Portfolio at March 31, 2017. *

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Income for the three months ended March 31, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (v) Notes to Unaudited Consolidated Financial Statements. *

*Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 4, 2017

AIRCASTLE LIMITED
(Registrant)
By:	/s/ Aaron Dahlke
Aaron Dahlke
Chief Accounting Officer and Authorized Officer