Form 10-Q
period 2017-06-30
Aircastle LTD
filed 2017-08-08
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☑
As of July 31, 2017, there were 78,713,705 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries
Form 10-Q

PART I. — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$481,035	$455,579
Restricted cash and cash equivalents	49,613	53,238
Accounts receivable	3,830	6,035
Flight equipment held for lease, net of accumulated depreciation of $1,278,438 and $1,224,899, respectively	5,818,821	6,247,585
Net investment in finance and sales-type leases	354,474	260,853
Unconsolidated equity method investments	76,158	72,977
Other assets	259,409	148,398
Total assets	$7,043,340	$7,244,665

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings, net of debt issuance costs	$1,055,610	$1,219,034
Borrowings from unsecured financings, net of debt issuance costs	3,283,747	3,287,211
Accounts payable, accrued expenses and other liabilities	131,868	127,527
Lease rentals received in advance	59,657	62,225
Security deposits	123,107	122,597
Maintenance payments	554,262	591,757
Total liabilities	5,208,251	5,410,351

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $0.01 par value, 250,000,000 shares authorized, 78,713,706 shares issued and outstanding at June 30, 2017; and 78,593,133 shares issued and outstanding at December 31, 2016	787	786
Additional paid-in capital	1,526,433	1,521,190
Retained earnings	310,265	315,890
Accumulated other comprehensive loss	(2,396)	(3,552)
Total shareholders’ equity	1,835,089	1,834,314
Total liabilities and shareholders’ equity	$7,043,340	$7,244,665

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income (Loss)
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Lease rental revenue	$189,098	$176,125	$379,684	$355,695
Finance and sales-type lease revenue	5,878	4,174	9,951	7,672
Amortization of lease premiums, discounts and incentives	(3,280)	(3,828)	(6,392)	(4,898)
Maintenance revenue	28,944	12,514	41,231	13,774
Total lease revenue	220,640	188,985	424,474	372,243
Other revenue	2,894	1,003	3,333	1,410
Total revenues	223,534	189,988	427,807	373,653

Operating expenses:
Depreciation	78,254	75,070	157,428	151,717
Interest, net	61,672	62,452	124,740	126,693
Selling, general and administrative (including non-cash share-based payment expense of $6,028 and $2,094 for the three months ended, and $8,130 and $3,737 for the six months ended June 30, 2017 and 2016, respectively)	22,187	15,406	38,354	30,898
Impairment of flight equipment	79,930	16,723	80,430	16,723
Maintenance and other costs	2,343	2,267	5,274	3,670
Total expenses	244,386	171,918	406,226	329,701

Other income (expense):
Gain on sale of flight equipment	13,525	2,172	14,284	15,005
Other	(1,560)	147	(2,709)	74
Total other income	11,965	2,319	11,575	15,079

Income (loss) from continuing operations before income taxes and earnings of unconsolidated equity method investments	(8,887)	20,389	33,156	59,031
Income tax provision	495	2,385	2,341	6,324
Earnings of unconsolidated equity method investments, net of tax	2,266	2,026	4,508	3,585
Net income (loss)	$(7,116)	$20,030	$35,323	$56,292

Earnings (loss) per common share — Basic:
Net income (loss) per share	$(0.09)	$0.25	$0.45	$0.71

Earnings (loss) per common share — Diluted:
Net income (loss) per share	$(0.09)	$0.25	$0.45	$0.71

Dividends declared per share	$0.26	$0.24	$0.52	$0.48

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income (loss)	$(7,116)	$20,030	$35,323	$56,292
Other comprehensive income, net of tax:
Net change in fair value of derivatives, net of tax expense of $0 for all periods presented	—	—	—	(1)
Net derivative loss reclassified into earnings	575	2,997	1,156	8,369
Other comprehensive income	575	2,997	1,156	8,368
Total comprehensive income (loss)	$(6,541)	$23,027	$36,479	$64,660

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$35,323	$56,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	157,428	151,717
Amortization of deferred financing costs	9,125	9,470
Amortization of lease premiums, discounts and incentives	6,392	4,898
Deferred income taxes	(833)	2,243
Non-cash share-based payment expense	8,130	3,737
Cash flow hedges reclassified into earnings	1,156	8,369
Security deposits and maintenance payments included in earnings	(23,063)	(5,651)
Gain on sale of flight equipment	(14,284)	(15,005)
Impairment of flight equipment	80,430	16,723
Other	1,211	(2,843)
Changes in certain assets and liabilities:
Accounts receivable	2,090	3,262
Other assets	(11,407)	(85)
Accounts payable, accrued expenses and other liabilities	(2,194)	4,284
Lease rentals received in advance	(2,115)	(2,714)
Net cash and restricted cash provided by operating activities	247,389	234,697
Cash flows from investing activities:
Acquisition and improvement of flight equipment	(148,364)	(478,026)
Proceeds from sale of flight equipment	238,277	339,507
Aircraft purchase deposits and progress payments, net of returned deposits and aircraft sales deposits	(2,892)	(9,801)
Net investment in finance and sales-type leases	(119,971)	(78,365)
Collections on finance and sales-type leases	17,185	7,833
Unconsolidated equity method investments and associated costs	—	(11,688)
Other	88	(509)
Net cash and restricted cash used in investing activities	(15,677)	(231,049)
Cash flows from financing activities:
Repurchase of shares	(2,513)	(33,854)
Proceeds from secured and unsecured debt financings	500,000	787,310
Repayments of secured and unsecured debt financings	(667,472)	(459,021)
Deferred financing costs	(8,540)	(16,121)
Restricted secured liquidity facility collateral	—	65,000
Liquidity facility	—	(65,000)
Security deposits and maintenance payments received	87,185	72,572
Security deposits and maintenance payments returned	(77,593)	(26,094)
Dividends paid	(40,948)	(37,830)
Net cash and restricted cash (used in) provided by financing activities	(209,881)	286,962
Net increase in cash and restricted cash	21,831	290,610
Cash and restricted cash at beginning of period	508,817	254,041
Cash and restricted cash at end of period	$530,648	$544,651

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$117,420	$104,534
Cash paid for income taxes	$2,200	$2,809
Supplemental disclosures of non-cash investing activities:
Advance lease rentals, security deposits and maintenance payments assumed in asset acquisitions	$3,653	$105,801
Advance lease rentals, security deposits, and maintenance payments settled in sale of flight equipment	$44,603	$21,159
Transfers from Flight equipment held for lease to Net investment in finance and sales-type leases, Other assets, and Maintenance reserves	$99,162	$86,267

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2017

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
Effective January 1, 2017, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash. For the six months ended June 30, 2017, the Company revised the presentation in our Consolidated Statements of Cash Flows to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. For the six months ended June 30, 2016, our Consolidated Statement of Cash Flows reflected: (1) changes in restricted cash related to the sale of flight equipment within investing activities; and (2) changes in restricted cash and restricted cash equivalents related to rents, maintenance payments and security deposits within financing activities. Therefore, the amounts included for the six months ended June 30, 2016 have been reclassified to conform to the current period presentation.
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure since the balance sheet date of June 30, 2017 through the date on which the consolidated financial statements included in this Form 10-Q were issued.
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
June 30, 2017

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
In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting. The standard clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Entities will apply the modification accounting guidance if the value, vesting

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2017

conditions or classification of the award changes. In addition, when applicable, disclosure is required to indicate that compensation expense has not changed. The update should be applied using a prospective transition method to each period presented. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. We are in the process of determining the impact the standard will have on our consolidated financial statements and related disclosures.
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
The following tables set forth our financial assets as of June 30, 2017 and December 31, 2016 that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

		Fair Value Measurements at June 30, 2017 Using Fair Value Hierarchy
	Fair Value as of June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$481,035	$481,035	$—	$—	Market
Restricted cash and cash equivalents	49,613	49,613	—	—	Market
Derivative assets	3,023	—	3,023	—	Market
Total	$533,671	$530,648	$3,023	$—

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2017

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
For the three and six months ended June 30, 2017 and the year ended December 31, 2016, we had no transfers into or out of Level 3.
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
Aircraft Valuation
Transactional Impairments
During the six months ended June 30, 2017, we entered into agreements to sell two Boeing 747-400 production freighter aircraft at the end of their respective leases and one older Boeing 747-400 converted freighter aircraft to its lessee, resulting in impairment charges totaling $79,234, partially offset by maintenance revenue of $13,520. The converted freighter aircraft was held for sale at June 30, 2017 in Other assets and was sold in July 2017.
Annual Recoverability Assessment
We completed our annual recoverability assessment of our aircraft in the second quarter this year. We also performed aircraft-specific analyses where there were changes in circumstances, such as approaching lease expirations. Other than the transactional impairments discussed above, no other impairments were recorded as a result of our annual recoverability assessment.
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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2017

Management believes that the net book value of each aircraft is currently supported by the estimated future undiscounted cash flows expected to be generated by that aircraft, and accordingly, no aircraft were impaired as a consequence of our annual recoverability assessment. However, if our estimates or assumptions change, we may revise our cash flow assumptions and record future impairment charges. While we believe that the estimates and related assumptions used in the annual recoverability assessment are appropriate, actual results could differ from those estimates.
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
The carrying amounts and fair values of our financial instruments at June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017		December 31, 2016
	Carrying Amount of Liability	Fair Value of Liability	Carrying Amount of Liability	Fair Value of Liability
Unsecured Term Loan	$120,000	$120,000	$120,000	$120,000
ECA Financings	284,163	293,308	305,276	316,285
Bank Financings	787,843	786,104	933,541	925,783
Senior Notes	3,200,000	3,427,940	3,200,000	3,387,125
All of our financial instruments are classified as Level 2 with the exception of our Senior Notes, which are classified as Level 1.
Note 3. Lease Rental Revenues and Flight Equipment Held for Lease
Minimum future annual lease rentals contracted to be received under our existing operating leases of flight equipment at June 30, 2017 were as follows:

Year Ending December 31,	Amount
Remainder of 2017	$342,919
2018	661,174
2019	561,621
2020	455,370
2021	374,490
Thereafter	822,861
Total	$3,218,435

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2017

Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Region	2017	2016	2017	2016
Asia and Pacific	37%	39%	39%	40%
Europe	24%	24%	23%	25%
Middle East and Africa	12%	12%	12%	11%
North America	8%	6%	7%	5%
South America	19%	19%	19%	19%
Total	100%	100%	100%	100%

The classification of regions in the tables above and in the table and discussion below is determined based on the principal location of the lessee of each aircraft.
The following table shows the number of lessees with lease rental revenue of at least 5% and their combined total percentage of lease rental revenue for the years indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue
Largest lessees by lease rental revenue	3	19%	4	25%	3	19%	4	25%
The following table sets forth revenue attributable to individual countries representing at least 10% of total revenue (including maintenance revenue) in any year based on each lessee’s principal place of business for the years indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Country	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Indonesia(1)	$—	—%	$19,906	11%	$—	—%	$39,450	11%
Singapore(2)	24,082	11%	—	—%	—	—%	—	—%
_______________

(1)	Total revenue attributable to Indonesia was less than 10% for the three and six months ended June 30, 2017.

(2)
Total revenue attributable to Singapore included $20,542 of maintenance revenue for the three months ended June 30, 2017, and was less than 10% for the six months ended June 30, 2017 and for the three and six months ended June 30, 2016.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2017

Geographic concentration of net book value of flight equipment (including flight equipment held for lease and net investment in finance and sales-type leases, or "net book value") was as follows:

	June 30, 2017		December 31, 2016
Region	Number of Aircraft	Net Book Value %	Number of Aircraft		Net Book Value %
Asia and Pacific	56	36%	61		38%
Europe	69	27%	66		23%
Middle East and Africa	14	10%	14		11%
North America	28	8%	26		8%
South America	23	19%	23		18%
Off-lease	—	—%	3	(1)	2%
Total	190	100%	193		100%

_______________

(1)
Consisted of one Airbus A330-200 aircraft, which was delivered on lease to a customer in February 2017, and two Airbus A321-200 aircraft, which were both delivered on lease to a customer during the second quarter of 2017.

At June 30, 2017 and December 31, 2016, no country represented at least 10% of net book value of flight equipment based on each lessee’s principal place of business.
At June 30, 2017 and December 31, 2016, the amounts of lease incentive liabilities recorded in maintenance payments on our Consolidated Balance Sheets were $14,601 and $14,931, respectively.
Note 4. Net Investment in Finance and Sales-Type Leases
At June 30, 2017, our net investment in finance and sales-type leases consisted of 21 aircraft. The following table lists the components of our net investment in finance and sales-type leases at June 30, 2017:

Amount
Total lease payments to be received	$224,360
Less: Unearned income	(110,486)
Estimated residual values of leased flight equipment (unguaranteed)	240,600
Net investment in finance and sales-type leases	$354,474
At June 30, 2017, minimum future lease payments on finance and sales-type leases are as follows:

Year Ending December 31,	Amount
Remainder of 2017	$22,004
2018	38,042
2019	37,707
2020	37,287
2021	30,931
Thereafter	58,389
Total lease payments to be received	$224,360

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2017

Note 5. Unconsolidated Equity Method Investments
We have joint ventures with an affiliate of Ontario Teachers’ Pension Plan (“Teachers’”) and with the leasing arm of the Industrial Bank of Japan, Limited (“IBJL”).
At June 30, 2017, the net book value of both joint ventures’ thirteen aircraft was approximately $675,000.

Amount
Investment in joint ventures at December 31, 2016	$72,977
Investment in joint ventures	1,673
Earnings from joint ventures, net of tax	4,508
Distributions	(3,000)
Investment in joint ventures at June 30, 2017	$76,158
The Company has recorded in its Consolidated Balance Sheet an $11,523 guarantee liability in Maintenance payments and a $5,100 guarantee liability in Security deposits representing its share of the respective exposures.
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
The only assets that the Air Knight VIEs have on their books are financing leases that are eliminated in the consolidated financial statements. The related aircraft, with a net book value as of June 30, 2017 of $505,009, were included in our flight equipment held for lease. The consolidated debt outstanding, net of debt issuance costs, of the Air Knight VIEs as of June 30, 2017 is $276,533.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2017

Note 7. Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured term debt financings are as follows:

	At June 30, 2017				At December 31, 2016
Debt Obligation	Outstanding Borrowings	Number of Aircraft	Interest Rate	Final Stated Maturity	Outstanding Borrowings
Secured Debt Financings:
ECA Financings(1)	$284,163	7	3.02% to 3.96%	12/03/21 to 11/30/24	$305,276
Bank Financings(2)	787,843	26	2.12% to 4.45%	9/11/18 to 01/19/26	933,541
Less: Debt Issuance Costs	(16,396)	—			(19,783)
Total secured debt financings, net of debt issuance costs	1,055,610	33			1,219,034

Unsecured Debt Financings:
Senior Notes due 2017	—		6.75%	04/15/17	500,000
Senior Notes due 2018	400,000		4.625%	12/15/18	400,000
Senior Notes due 2019	500,000		6.25%	12/01/19	500,000
Senior Notes due 2020	300,000		7.625%	04/15/20	300,000
Senior Notes due 2021	500,000		5.125%	03/15/21	500,000
Senior Notes due 2022	500,000		5.50%	02/15/22	500,000
Senior Notes due 2023	500,000		5.00%	04/01/23	500,000
Senior Notes due 2024	500,000		4.125%	05/01/24	—
Unsecured Term Loan	120,000		3.246%	04/28/19	120,000
Revolving Credit Facilities	—		N/A	11/21/19 to 05/13/20	—
Less: Debt Issuance Costs	(36,253)				(32,789)
Total unsecured debt financings, net of debt issuance costs	3,283,747				3,287,211

Total secured and unsecured debt financings, net of debt issuance costs	$4,339,357				$4,506,245

(1)	The borrowings under these financings at June 30, 2017 have a weighted-average rate of interest of 3.52%.

(2)	The borrowings under these financings at June 30, 2017 have a weighted-average fixed rate of interest of 3.41%.

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
June 30, 2017

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
On April 17, 2017, we paid off our Senior Notes due 2017.
Revolving Credit Facilities
At June 30, 2017, we had no amounts outstanding under these facilities.
As of June 30, 2017, we were in compliance with all applicable covenants in our financings.
Note 8. Shareholders' Equity and Share-Based Payment
During the six months ended June 30, 2017, the Company issued 315,588 restricted common shares and issued 224,147 performance share units (“PSUs”). These awards were made under the Aircastle Limited 2014 Omnibus Incentive Plan.
During the six months ended June 30, 2017, the Company incurred share-based compensation expense of $5,216 related to restricted common shares and $2,914 related to PSUs, of which $1,611 and $1,581, respectively, pertains to accelerated share-based compensation expense in regards to the separation and disability of our former Chief Executive Officer under the terms of his employment and share-based award agreements.
As of June 30, 2017, there was $7,511 of unrecognized compensation cost related to unvested restricted common share-based payments and $5,450 of unrecognized compensation cost related to unvested PSU share-based payments that are expected to be recognized over a weighted-average remaining period of 2.6 years.
Note 9. Dividends
The following table sets forth the quarterly dividends declared by our Board of Directors for the periods covered in this report:

Declaration Date	Dividend per Common Share	Aggregate Dividend Amount	Record Date	Payment Date
May 2, 2017	$0.26	$20,482	May 31, 2017	June 15, 2017
February 9, 2017	$0.26	$20,466	February 28, 2017	March 15, 2017
October 28, 2016	$0.26	$20,434	November 29, 2016	December 15, 2016
August 2, 2016	$0.24	$18,872	August 26, 2016	September 15, 2016
May 2, 2016	$0.24	$18,915	May 31, 2016	June 15, 2016
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
Under the two-class method, earnings per common share is computed by dividing the sum of distributed earnings allocated to common shareholders and undistributed earnings allocated to common shareholders by the weighted-average number of common shares outstanding for the period. In applying the two-class method, distributed and undistributed

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2017

earnings are allocated to both common shares and restricted common shares based on the total weighted-average shares outstanding during the period. The holders of the participating restricted common shares were not contractually required to share in the Company’s losses, in applying the two-class method to compute the basic and diluted net loss per common share, no allocation to restricted common shares was made for the three months ended June 30, 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted-average shares:
Common shares outstanding	78,176,705	78,159,280	78,176,705	78,351,369
Restricted common shares	634,217	685,918	569,370	629,137
Total weighted-average shares	78,810,922	78,845,198	78,746,075	78,980,506

Percentage of weighted-average shares:
Common shares outstanding	99.20%	99.13%	99.28%	99.20%
Restricted common shares	0.80%	0.87%	0.72%	0.80%
Total percentage of weighted-average shares	100.00%	100.00%	100.00%	100.00%
The calculations of both basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Earnings (loss) per share – Basic:
Net income (loss)	$(7,116)	$20,030	$35,323	$56,292
Less: Distributed and undistributed earnings allocated to restricted common shares(1)	—	(174)	(255)	(448)
Earnings (loss) available to common shareholders – Basic	$(7,116)	$19,856	$35,068	$55,844

Weighted-average common shares outstanding – Basic	78,176,705	78,159,280	78,176,705	78,351,369

Earnings (loss) per common share – Basic	$(0.09)	$0.25	$0.45	$0.71

Earnings (loss) per share – Diluted:
Net income (loss)	$(7,116)	$20,030	$35,323	$56,292
Less: Distributed and undistributed earnings allocated to restricted common shares(1)	—	(174)	(255)	(448)
Earnings (loss) available to common shareholders – Diluted	$(7,116)	$19,856	$35,068	$55,844

Weighted-average common shares outstanding – Basic	78,176,705	78,159,280	78,176,705	78,351,369
Effect of dilutive shares(2)	—	—	227,350	—
Weighted-average common shares outstanding – Diluted	78,176,705	78,159,280	78,404,055	78,351,369

Earnings per common share – Diluted	$(0.09)	$0.25	$0.45	$0.71

(1)
For the three months ended June 30, 2017, the effect of any diluted shares on distributed and undistributed earnings to restricted shares would have been anti-dilutive and were excluded from the calculation. For the three months ended June 30, 2016, distributed and undistributed earnings to restricted shares were 0.87% of net income. For the six months ended June 30, 2017 and 2016, distributed and undistributed earnings to restricted shares were 0.72% and 0.80%, respectively, of net income. The amount of restricted share forfeitures for all periods present is immaterial to the allocation of distributed and undistributed earnings.

(2)
For the three months ended June 30, 2017, the effect of 170,116 contingently issuable shares related to the Company’s PSUs would have been anti-dilutive and were excluded from the calculation. For the six months ended June 30, 2017, dilutive shares represented contingently issuable shares. For the three and six months ended June 30, 2016, we had no dilutive shares.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2017

Note 11. Income Taxes
Income taxes have been provided based on the tax laws and rates in countries in which our operations are conducted and income is earned. The Company received an assurance from the Bermuda Minister of Finance that it would be exempted from local income, withholding and capital gains taxes until March 2035. Consequently, the provision for income taxes relates to income earned by certain subsidiaries of the Company which are located in, or earn income in, jurisdictions that impose income taxes, primarily Ireland, Singapore and the United States.
The sources of income (loss) from continuing operations before income taxes and earnings of our unconsolidated equity method investments for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
U.S. operations	$902	$1,158	$1,498	$1,744
Non-U.S. operations	(9,789)	19,231	31,658	57,287
Income (loss) from continuing operations before income taxes and earnings of unconsolidated equity method investments	$(8,887)	$20,389	$33,156	$59,031
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
The consolidated income tax expense for the three and six months ended June 30, 2017 and 2016 was determined based on estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2017 and 2016, respectively.
The Company’s effective tax rate for the three and six months ended June 30, 2017 was (5.6)% and 7.1%, respectively, compared to 11.7% and 10.7%, respectively, for the three and six months ended June 30, 2016. Movements in the effective tax rates are generally caused by changes in the proportion of the Company’s pre-tax earnings in taxable and non-tax jurisdictions. Pre-tax earnings for the three and six months ended June 30, 2017 included impairment charges of approximately $79,930 and $80,430, respectively, in a non-taxable jurisdiction.
Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income from continuing operations consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Notional U.S. federal income tax expense at the statutory rate	$(3,110)	$7,136	$11,605	$20,661
U.S. state and local income tax, net	48	78	89	125
Non-U.S. operations:
Bermuda	10,456	(1,570)	1,628	(10,662)
Ireland	(796)	194	(254)	2,073
Singapore	(4,662)	(2,716)	(7,589)	(4,051)
Other low tax jurisdictions	(1,487)	(872)	(2,927)	(2,083)
Non-deductible expenses in the U.S.	55	150	(194)	285
Other	(9)	(15)	(17)	(24)
Provision for income taxes	$495	$2,385	$2,341	$6,324

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2017

Note 12. Interest, Net
The following table shows the components of interest, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest on borrowings and other liabilities(1)	$56,859	$55,779	$115,698	$109,103
Amortization of deferred losses related to interest rate derivatives	575	2,997	1,156	8,369
Amortization of deferred financing fees and debt discount(2)	4,970	3,863	9,125	9,470
Interest expense	62,404	62,639	125,979	126,942
Less: Interest income	(614)	(160)	(1,028)	(222)
Less: Capitalized interest	(118)	(27)	(211)	(27)
Interest, net	$61,672	$62,452	$124,740	$126,693

(1)
Includes $988 in loan termination fees related to the prepayment of debt on three aircraft during the three and six months ended June 30, 2017 and $1,509 in loan termination fees related to the sale of one aircraft during the six months ended June 30, 2016.

(2)
Includes $986 in deferred financing fees written off related to the prepayment of debt on three aircraft during the three and six months ended June 30, 2017 and $1,972 in deferred financing fees written off related to the sale of one aircraft during the six months ended June 30, 2016.

Note 13. Commitments and Contingencies
At June 30, 2017, we had commitments to acquire 38 aircraft for $1,296,397, including 25 Embraer E-Jet E2 aircraft.
Commitments, including $127,767 of progress payments, contractual price escalations and other adjustments for these aircraft, at June 30, 2017, net of amounts already paid, are as follows:

Year Ending December 31,	Amount
Remainder of 2017	$374,699
2018	143,855
2019	361,746
2020	277,819
2021	138,278
Thereafter	—
Total	$1,296,397
Note 14. Other Assets
The following table describes the principal components of other assets on our Consolidated Balance Sheets as of:

	June 30, 2017	December 31, 2016
Deferred income tax asset	$2,625	$1,902
Lease incentives and lease premiums, net of amortization of $44,182 and $39,638, respectively	91,333	96,587
Flight equipment held for sale(1)	97,459	3,834
Aircraft purchase deposits and progress payments	20,915	12,923
Fair value of interest rate cap	3,023	5,735
Other assets	44,054	27,417
Total other assets	$259,409	$148,398

(1)	Includes four aircraft that were sold in July 2017.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2017

Note 15. Accounts Payable, Accrued Expenses and Other Liabilities
The following table describes the principal components of accounts payable, accrued expenses and other liabilities recorded on our Consolidated Balance Sheets as of:

	June 30, 2017	December 31, 2016
Accounts payable and accrued expenses	$31,933	$24,337
Deferred income tax liability	44,129	44,241
Accrued interest payable	41,243	43,107
Lease discounts, net of amortization of $33,608 and $29,016, respectively	14,563	15,842
Total accounts payable, accrued expenses and other liabilities	$131,868	$127,527
Note 16. Accumulated Other Comprehensive Loss
The following table describes the principal components of accumulated other comprehensive loss recorded on our Consolidated Balance Sheets:

Changes in accumulated other comprehensive loss by component(1)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Beginning balance	$(2,971)	$(7,842)	$(3,552)	$(13,213)
Amounts recognized in other comprehensive loss on derivatives, net of tax expense of $0 for all periods presented	—	(188)	—	(690)
Amounts reclassified from accumulated other comprehensive loss into income, net of tax expense of $0 for all periods presented	575	3,185	1,156	9,058
Net current period other comprehensive income	575	2,997	1,156	8,368
Ending balance	$(2,396)	$(4,845)	$(2,396)	$(4,845)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.

Reclassifications from accumulated other comprehensive loss(1)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Amount of effective amortization of net deferred interest rate derivative losses(2)	$575	$2,997	$1,156	$8,369
Effective amount of net settlements of interest rate derivatives, net of tax expense of $0 for all periods presented	—	188	—	689
Amount of loss reclassified from accumulated other comprehensive loss into income	$575	$3,185	$1,156	$9,058

(1) All amounts are net of tax.
(2) Included in interest expense.
At June 30, 2017, the amount of deferred net loss expected to be reclassified from OCI into interest expense over the next twelve months related to our terminated interest rate derivatives is $1,641.

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

OVERVIEW
Aircastle acquires, leases, and sells commercial jet aircraft to airlines throughout the world. As of June 30, 2017, we owned and managed on behalf of our joint ventures 203 aircraft leased to 71 lessees located in 38 countries. Our aircraft are managed by an experienced team based in the United States, Ireland and Singapore. Our aircraft are subject to net leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs. In many cases, however, we are obligated to pay a portion of specified maintenance or modification costs. As of June 30, 2017, the net book value (including flight equipment held for lease and net investment in finance and sales-type leases, or "net book value") was $6.17 billion compared to $6.51 billion at December 31, 2016. Our revenues and net income (loss) for the three and six months ended June 30, 2017 were $223.5 million and $(7.1) million, and $427.8 million and $35.3 million, respectively.
Growth in commercial air traffic is broadly correlated with world economic activity. In recent years, it has been expanding at a rate one and a half to two times that of global GDP growth. The expansion of air travel has driven a rise in the world aircraft fleet. There are currently approximately 20,000 commercial mainline passenger and freighter aircraft in operation worldwide. This fleet is expected to continue expanding at three to four percent average annual rate over the next twenty years. Aircraft leasing companies own approximately 41% of the world’s commercial jet aircraft.
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
Air traffic data for the past several years has shown strong passenger market growth.  According to the International Air Transport Association, during the first six months of 2017, global passenger traffic increased 7.9% compared to the same period in 2016. Air cargo demand, which is more sensitive to economic conditions, appears to have stabilized. During the first six months of 2017, air cargo traffic increased 10.4% compared to the same period in 2016, and capacity increased 3.6%, resulting in an increase in load factors to 45.0%. While a positive development, the air cargo market continues to be hampered by oversupply arising from the continued growth in belly cargo capacity in passenger aircraft as well as the production of dedicated freighter aircraft.
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
Low fuel prices and interest rates have had a substantial effect on our industry. The price of oil dropped by $67 to $36 per barrel in the four years prior to December 2015. This allowed airlines to reduce ticket prices and stimulate aircraft traffic while retaining enough of this benefit to achieve record profit levels. A low interest rate environment and the strong overall performance of the aircraft financing sector attracted significant new capital, increasing competition for new investments. The downward trend in fuel prices and interest rates appears to have ended as fuel prices started rising in 2016. In 2017, the price of fuel has averaged approximately $50 per barrel. Likewise, interest rates have started to rise in the U.S., with Federal Reserve guidance suggesting multiple future rate hikes subsequent to the December 2016 increase in the Federal Funds rate.
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

•
Originating investments from many different sources across the globe. Our strategy is to seek out worthwhile investments by leveraging our team’s wide range of contacts around the world. We utilize a multi-channel approach to sourcing acquisitions and have purchased aircraft from a large number of airlines, lessors, original equipment manufacturers, lenders and other aircraft owners. Since our formation in 2004, we have acquired aircraft from 86 different sellers.

•
Selling assets when attractive opportunities arise and for portfolio management purposes. We sell assets with the aim of realizing profits and reinvesting proceeds when a sale generates the greatest expected cash flow or when more accretive investments are available. We also use asset sales for portfolio management purposes, such as reducing lessee specific concentrations and lowering residual value exposures to certain aircraft types.

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

•
Intending to pay quarterly dividends to our shareholders based on the Company’s sustainable earnings levels. Aircastle has paid dividends each quarter since our initial public offering in 2006. On May 2, 2017, our Board of Directors declared a regular quarterly dividend of $0.26 per common share, or an aggregate of $20.5 million for the three months ended June 30, 2017, which was paid on June 15, 2017 to holders of record on May 31, 2017. These dividends may not be indicative of the amount of any future dividends. Our ability to pay quarterly dividends will depend upon many factors, including those as described in Item 1A. “Risk Factors” and elsewhere in our 2016 Annual Report on Form 10-K.

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

2017 Lease Expirations and Lease Placements
At June 30, 2017, we had one aircraft accounting for less than 1% of our net book value that is scheduled to come off lease during 2017 for which we have not yet secured a lease or sales commitment. We are marketing this aircraft for sale.

2018-2021 Lease Expirations and Lease Placements
Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in the period 2018-2021, representing the percentage of our net book value of flight equipment (including flight equipment held for lease and net investment in finance and sales-type leases) at June 30, 2017, specified below:

•	2018: 12 aircraft, representing 9%;

•	2019: 27 aircraft, representing 16%;

•	2020: 26 aircraft, representing 9%; and

•	2021: 24 aircraft, representing 11%.
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
Acquisitions and Sales
During the first six months of 2017, we acquired fifteen aircraft for $275.7 million. At June 30, 2017, we had commitments to acquire 38 additional aircraft for $1.30 billion, including the acquisition of 25 new E-Jet E2 aircraft from Embraer, which are scheduled to deliver in 2018 to 2021. As of July 31, 2017, we have commitments to acquire 58 aircraft for $1.83 billion.
During the first six months of 2017, we sold fourteen aircraft for $238.3 million, which resulted in a net gain of $14.3 million. We sold four aircraft in July 2017 that were included in Flight equipment held for sale in Other assets at June 30, 2017. In July 2017, we sold five narrow-body, one wide-body and one freighter aircraft.

The following table sets forth certain information with respect to the aircraft owned by us as of June 30, 2017:
AIRCASTLE AIRCRAFT INFORMATION (dollars in millions)

Owned Aircraft	As of June 30, 2017(1)	As of June 30, 2016(1)
Net Book Value of Flight Equipment	$6,173	$6,168
Net Book Value of Unencumbered Flight Equipment	$4,497	$4,499
Number of Aircraft	190	169
Number of Unencumbered Aircraft	157	142
Number of Lessees	71	63
Number of Countries	38	35
Weighted Average Age (years)(2)	8.3	7.7
Weighted Average Remaining Lease Term (years)(2)	4.7	5.5
Weighted Average Fleet Utilization during the three months ended June 30, 2017 and 2016(3)	99.3%	99.0%
Weighted Average Fleet Utilization during the six months ended June 30, 2017 and 2016(3)	98.8%	99.3%
Portfolio Yield for the three months ended June 30, 2017 and 2016(4)	12.3%	12.5%
Portfolio Yield for the six months ended June 30, 2017 and 2016(4)	12.3%	12.5%

Managed Aircraft on behalf of Joint Ventures
Net Book Value of Flight Equipment	$675	$612
Number of Aircraft	13	10

(1)	Calculated using net book value at period end.

(2)	Weighted by net book value.

(3)	Aircraft on-lease days as a percent of total days in period weighted by net book value.

(4)
Lease rental revenue, interest income and cash collections on our net investment in finance and sales-type leases for the period as a percent of the average net book value for the period; quarterly information is annualized.

Our owned aircraft portfolio as of June 30, 2017 is listed in Exhibit 99.1 to this report.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of June 30, 2017			Owned Aircraft as of June 30, 2016
	Number of Aircraft		% of Net Book Value(1)	Number of Aircraft		% of Net Book Value(1)
Aircraft Type
Passenger:
Narrow-body	153		56%	126		49%
Wide-body	31		38%	34		42%
Total Passenger	184		94%	160		91%
Freighter	6	(2)	6%	9		9%
Total	190		100%	169		100%

Manufacturer
Airbus	105		53%	86		50%
Boeing	78		44%	78		48%
Embraer	7		3%	5		2%
Total	190		100%	169		100%

Regional Diversification
Asia and Pacific	56		36%	49		37%
Europe	69		27%	59		24%
Middle East and Africa	14		10%	13		11%
North America	28		8%	23		8%
South America	23		19%	22		18%
Off-lease	—		—%	3	(3)	2%
Total	190		100%	169		100%

(1)	Calculated using net book value at period end.

(2)	Includes one converted freighter aircraft sold in July 2017. We also have an agreement to sell two production freighter aircraft at the end of their respective leases.

(3)
Consisted of two Boeing 737-800 aircraft that were delivered to a customer in China in October 2016 and one Airbus A330-200 aircraft that was delivered to a customer in South America in September 2016.

Our largest single customer represents over 6% of the net book value at June 30, 2017. Our top fifteen customers for aircraft we owned at June 30, 2017, representing 78 aircraft and 57% of the net book value, are as follows:

Percent of Net Book Value	Customer	Country	Number of Aircraft
Greater than 6% per customer	Avianca Brazil	Brazil	10

3% to 6% per customer	LATAM	Chile	3
	Lion Air	Indonesia	10
	TAP Portugal(1)	Portugal	7
	South African Airways	South Africa	4
	Thai Airways	Thailand	2
	AirAsia X	Malaysia	3
	AirBridgeCargo(2)	Russia	2
	Iberia	Spain	10

Less than 3% per customer	Jet Airways	India	8
	Garuda	Indonesia	2
	Avianca	Colombia	2
	easyJet	United Kingdom	10
	Emirates	United Arab Emirates	2
	Air Canada	Canada	3
	Total top fifteen customers		78
	All other customers		112
	Total all customers		190

(1)	Combined with an affiliate.

(2)	Guaranteed by Volga-Dnepr Airlines. We have one additional aircraft on lease with an affiliate.
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
See “Liquidity and Capital Resources” below.

RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2017 to the three months ended June 30, 2016:

	Three Months Ended June 30,
	2017	2016
	(Dollars in thousands)
Revenues:
Lease rental revenue	$189,098	$176,125
Finance and sales-type lease revenue	5,878	4,174
Amortization of net lease discounts and lease incentives	(3,280)	(3,828)
Maintenance revenue	28,944	12,514
Total lease revenue	220,640	188,985
Other revenue	2,894	1,003
Total revenues	223,534	189,988
Operating expenses:
Depreciation	78,254	75,070
Interest, net	61,672	62,452
Selling, general and administrative	22,187	15,406
Impairment of aircraft	79,930	16,723
Maintenance and other costs	2,343	2,267
Total operating expenses	244,386	171,918
Other income (expense):
Gain on sale of flight equipment	13,525	2,172
Other	(1,560)	147
Total other income	11,965	2,319
Income (loss) from continuing operations before income taxes and earnings of unconsolidated equity method investments	(8,887)	20,389
Income tax provision	495	2,385
Earnings of unconsolidated equity method investments, net of tax	2,266	2,026
Net income (loss)	$(7,116)	$20,030
Revenues
Total revenues increased by $33.5 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.
Lease rental revenue. The increase in lease rental revenue of $13.0 million for the three months ended June 30, 2017, as compared to the same period in 2016, was primarily the result of increases in revenue of $34.5 million due to the acquisition of 54 aircraft since June 30, 2016. This increase was partially offset by decreases of:

•	$17.0 million due to the sale of 27 aircraft since June 30, 2016; and

•	$4.5 million due to lease extensions, amendments, transitions and other changes.
Finance and sales-type lease revenue. For the three months ended June 30, 2017, $5.9 million of interest income from finance and sales-type leases was recognized, as compared to $4.2 million of interest income from finance and sales-type leases recorded for the same period in 2016, due to the addition of nine aircraft, partially offset by the sale of two aircraft, over the last twelve months.

Amortization of net lease discounts and lease incentives consisted of the following:

	Three Months Ended June 30,
	2017	2016
	(Dollars in thousands)
Amortization of lease incentives	$(2,607)	$(3,175)
Amortization of lease premiums	(2,741)	(2,901)
Amortization of lease discounts	2,068	2,248
Amortization of net lease discounts and lease incentives	$(3,280)	$(3,828)
As more fully described above under “Revenues,” lease incentives represent our estimated portion of the lessee’s cost for heavy maintenance, overhaul or replacement of certain high-value components, which are amortized over the life of the related lease. As we enter into new leases, the amortization of lease incentives generally increases and, conversely, if a related lease terminates, the related unused lease incentive liability will reduce the amortization of lease incentives. The decrease in amortization of lease incentives of $0.6 million for the three months ended June 30, 2017, as compared to the same period in 2016, was primarily attributable to the sale of five aircraft and the reclassification of one aircraft from an operating lease to a finance lease.
Maintenance revenue. For the three months ended June 30, 2017, we recorded $28.9 million of maintenance revenue due to the transition of two narrow-body, three wide-body and one freighter aircraft for $27.1 million and maintenance reserves taken into income for two freighter aircraft and two narrow-body aircraft totaling $1.9 million. For the same period in 2016, we recorded $12.5 million of maintenance revenue from four scheduled lease terminations.
Other revenue. For the three months ended June 30, 2017, we recorded $2.9 million of other revenue, primarily from fees earned from one lessee in connection with the early termination of a lease. For the same period in 2016, we recorded $1.0 million of other revenue.
Operating expenses
Total operating expenses increased by $72.5 million for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016.
Depreciation expense increased by $3.2 million for the three months ended June 30, 2017 as compared to the same period in 2016. The increase is primarily the result of higher depreciation of:

•	$14.1 million due to 54 aircraft acquired; and

•	$0.9 million due to changes in asset lives, residual values and other changes.
This increase was partially offset by a decrease of $11.8 million due to 27 aircraft sold.
Interest, net consisted of the following:

	Three Months Ended June 30,
	2017	2016
	(Dollars in thousands)
Interest on borrowings, net of settlements on interest rate derivatives, and other liabilities(1)	$56,859	$55,779
Amortization of interest rate derivatives related to deferred losses	575	2,997
Amortization of deferred financing fees and debt discount(2)	4,970	3,863
Interest expense	62,404	62,639
Less: Interest income	(614)	(160)
Less: Capitalized interest	(118)	(27)
Interest, net	$61,672	$62,452

(1) Includes $1.0 million in loan termination fees related to the prepayment of debt on three aircraft during the three months ended June 30, 2017.
(2) Includes $1.0 million in deferred financing fees written off related to the prepayment of debt on three aircraft during the three months ended June 30, 2017.

Interest, net decreased by $0.8 million over the three months ended June 30, 2016. The net decrease is primarily a result of lower amortization of deferred losses on terminated interest rate derivatives of $2.4 million, partially offset by higher interest on borrowings of $1.1 million due primarily to loan breakage fees and a $1.1 million increase in amortization of deferred financings fees related to the sale of aircraft during the three months ended June 30, 2017 as compared to a year ago.
Selling, general and administrative expenses for the three months ended June 30, 2017 increased by $6.8 million over the same period in 2016, primarily as a result of $5.1 million of separation and disability compensation expense related to our former Chief Executive Officer under the terms of his employment and share-based award agreements.
Impairment of Aircraft. See “Summary of Impairments and Recoverability Assessment” below for a detailed discussion of impairment charges related to certain aircraft.
Other income (expense)
Gain on sale of flight equipment increased by $11.4 million to $13.5 million for the three months ended June 30, 2017 versus gains of $2.2 million for the same period in 2016, as we sold more aircraft in 2017 as compared to 2016.
Income tax provision
Our provision for income taxes for the three months ended June 30, 2017 and 2016 was $0.5 million and $2.4 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland, Singapore and the United States. The decrease in our income tax provision of approximately $1.9 million for the three months ended June 30, 2017, as compared to the same period in 2016, was primarily attributable to changes in operating income subject to tax in Ireland, Singapore, the United States and other jurisdictions. Pre-tax earnings for the three months ended June 30, 2017 included impairment charges of approximately $79.9 million in a non-taxable jurisdiction.
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
Other comprehensive income (loss)
Other comprehensive income (loss) consisted of the following:

	Three Months Ended June 30,
	2017	2016
	(Dollars in thousands)
Net income (loss)	$(7,116)	$20,030
Derivative loss reclassified into earnings	575	2,997
Total comprehensive income (loss)	$(6,541)	$23,027
Other comprehensive income (loss) decreased by $29.6 million for the three months ended June 30, 2017, as a result of a $27.1 million decrease in net income and a decrease of $2.4 million in amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.

RESULTS OF OPERATIONS
Comparison of the six months ended June 30, 2017 to the six months ended June 30, 2016:

	Six Months Ended June 30,
	2017	2016
	(Dollars in thousands)
Revenues:
Lease rental revenue	$379,684	$355,695
Finance and sales-type lease revenue	9,951	7,672
Amortization of lease premiums, discounts and incentives	(6,392)	(4,898)
Maintenance revenue	41,231	13,774
Total lease revenue	424,474	372,243
Other revenue	3,333	1,410
Total revenues	427,807	373,653
Operating expenses:
Depreciation	157,428	151,717
Interest, net	124,740	126,693
Selling, general and administrative	38,354	30,898
Impairment of flight equipment	80,430	16,723
Maintenance and other costs	5,274	3,670
Total operating expenses	406,226	329,701
Other income (expense):
Gain on sale of flight equipment	14,284	15,005
Other	(2,709)	74
Total other income (expense)	11,575	15,079
Income from continuing operations before income taxes and earnings of unconsolidated equity method investments	33,156	59,031
Income tax provision	2,341	6,324
Earnings of unconsolidated equity method investments, net of tax	4,508	3,585
Net income	$35,323	$56,292
Revenues
Total revenues increased by $54.2 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.
Lease rental revenue. The increase in lease rental revenue of $24.0 million for the six months ended June 30, 2017 as compared to the same period in 2016 was primarily the result of increases in revenue of $71.7 million due to the acquisition of 56 aircraft since June 30, 2016. This increase was partially offset by decreases of:

•	$39.3 million due to the sale of 39 aircraft since June 30, 2016; and

•	$8.4 million due to lease extensions, amendments, transitions and other changes.
Finance and sales-type lease revenue. For the six months ended June 30, 2017, $10.0 million of interest income from finance and sales-type leases was recognized as compared to $7.7 million of interest income from finance and sales-type leases recorded for the same period in 2016 due to the addition of nine aircraft, partially offset by the sale of two aircraft, over the last twelve months.

Amortization of net lease premiums, discounts and lease incentives.

	Six Months Ended June 30,
	2017	2016
	(Dollars in thousands)
Amortization of lease incentives	$(5,314)	$(4,031)
Amortization of lease premiums	(5,669)	(5,677)
Amortization of lease discounts	4,591	4,810
Amortization of lease premiums, discounts and incentives	$(6,392)	$(4,898)
As more fully described above under “Revenues,” lease incentives represent our estimated portion of the lessee’s cost for heavy maintenance, overhaul or replacement of certain high-value components which is amortized over the life of the related lease. As we enter into new leases, the amortization of lease incentives generally increases and, conversely, if a related lease terminates, the related unused lease incentive liability will reduce the amortization of lease incentives. The increase in amortization of lease incentives of $1.3 million for the six months ended June 30, 2017 as compared to the same period in 2016 was primarily attributable to changes in estimate related to engines for one freighter aircraft of $2.4 million, partially offset by $1.2 million related to aircraft transitions, extensions and other activity.
Maintenance revenue. For the six months ended June 30, 2017, we recorded $41.2 million of maintenance revenue due to the transition of three narrow-body, three wide-body and one freighter aircraft for $37.5 million and maintenance reserves taken into income for two freighter aircraft and two narrow-body aircraft totaling $3.8 million. For the same period in 2016, we recorded $13.8 million of maintenance revenue from eight scheduled lease terminations, including $4.0 million relating to one scheduled lease termination and $6.9 million related to return compensation for one aircraft at lease expiration.
Other revenue. For the six months ended June 30, 2017, we recorded $3.3 million of other revenue, primarily from fees earned from one lessee in connection with the early termination of a lease. For the same period in 2016, we recorded $1.4 million of other revenue.
Operating expenses
Total operating expenses increased by $76.5 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.
Depreciation expense increased by $5.7 million for the six months ended June 30, 2017 as compared to the same period in 2016. The increase is primarily the result of higher depreciation of:

•	$29.1 million due to 56 aircraft acquisitions, and;

•	$1.9 million due to changes in asset lives, residual values and other changes.
This increase was partially offset by a $25.3 million decrease due to 39 aircraft sold.
Interest, net consisted of the following:

	Six Months Ended June 30,
	2017	2016
	(Dollars in thousands)
Interest on borrowings and other liabilities(1)	$115,698	$109,103
Amortization of interest rate derivatives related to deferred losses	1,156	8,369
Amortization of deferred financing fees and debt discount(2)	9,125	9,470
Interest expense	125,979	126,942
Less: Interest income	(1,028)	(222)
Less: Capitalized interest	(211)	(27)
Interest, net	$124,740	$126,693

(1)
Includes $1.0 million in loan termination fees related to the prepayment of debt on three aircraft during the six months ended June 30, 2017 and $1.5 million in loan termination fees related to the sale of one aircraft during the six months ended June 30, 2016.

(2)
Includes $1.0 million in deferred financing fees written off related to the prepayment of debt on three aircraft during the six months ended June 30, 2017 and $2.0 million in deferred financing fees written off related to the sale of one aircraft during the six months ended June 30, 2016.

Interest, net decreased by $2.0 million as compared to the six months ended June 30, 2016. The net decrease is primarily a result of lower amortization of deferred losses on terminated interest rate derivatives of $7.2 million, partially offset by higher interest on borrowings of $6.6 million, primarily due to higher weighted average debt outstanding during the six months ended June 30, 2017 as compared to a year ago.
Selling, general and administrative expenses for the six months ended June 30, 2017 increased $7.5 million over the same period in 2016, primarily as a result of $5.1 million of separation and disability compensation expense related to our former Chief Executive Officer under the terms of his employment and share-based award agreements.
Impairment of Aircraft. See “Summary of Impairments and Recoverability Assessment” below for a detailed discussion of impairment charges related to certain aircraft.
Maintenance and other costs were $5.3 million for the six months ended June 30, 2017, an increase of $1.6 million over the same period in 2016. The net increase is primarily related to higher maintenance costs of $1.5 million related to scheduled terminations and transitions for the six months ended June 30, 2017 versus the same period in 2016.
Other income (expense)
Gain on sale of flight equipment decreased by $0.7 million to $14.3 million for the six months ended June 30, 2017, as compared to gains of $15.0 million for the same period in 2016.
Income tax provision
Our provision for income taxes for the six months ended June 30, 2017 and 2016 was $2.3 million and $6.3 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland, Singapore and the United States. The decrease in our income tax provision of approximately $4.0 million for the six months ended June 30, 2017 as compared to the same period in 2016 was primarily attributable to changes in operating income subject to tax in Ireland, Singapore, the United States and other jurisdictions. Pre-tax earnings for the six months ended June 30, 2017 included impairment charges of approximately $80.4 million in a non-taxable jurisdiction.
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
Other comprehensive income

	Six Months Ended June 30,
	2017	2016
	(Dollars in thousands)
Net income	$35,323	$56,292
Net change in fair value of derivatives, net of tax expense of $0 for both periods presented	—	(1)
Derivative loss reclassified into earnings	1,156	8,369
Total comprehensive income	$36,479	$64,660

Other comprehensive income decreased by $28.2 million for the six months ended June 30, 2017, as a result of a $21.0 million decrease in net income and a decrease of $7.2 million in amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.
Summary of Recoverability Assessment and Other Impairments
Transactional Impairments
During the six months ended June 30, 2017, we entered into agreements to sell two Boeing 747-400 production freighter aircraft at the end of their respective leases and one older Boeing 747-400 converted freighter aircraft to its lessee, resulting in impairment charges totaling $79.2 million, partially offset by maintenance revenue of $13.5 million. The converted freighter aircraft was held for sale at June 30, 2017 in Other assets and was sold in July 2017.
Annual Recoverability Assessment
We completed our annual recoverability assessment of our aircraft in the second quarter this year. We also performed aircraft-specific analyses where there were changes in circumstances, such as approaching lease expirations. Other than the transactional impairments discussed above, no other impairments were recorded as a result of our annual recoverability assessment.
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
Management believes that the net book value of each aircraft is currently supported by the estimated future undiscounted cash flows expected to be generated by that aircraft, and accordingly, no aircraft were impaired as a consequence of our annual recoverability assessment. However, if our estimates or assumptions change, we may revise our cash flow assumptions and record future impairment charges. While we believe that the estimates and related assumptions used in the annual recoverability assessment are appropriate, actual results could differ from those estimates.
Aircraft Monitoring List
At June 30, 2017, we considered one Boeing 747-400 production freighter model and six Airbus A330 passenger aircraft with a total net book value of $446.8 million, or 7.2%, to be more susceptible to failing our recoverability assessments due to their sensitivity to changes in contractual cash flows, future cash flow estimates and aircraft residual or scrap values.
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

LIQUIDITY AND CAPITAL RESOURCES
Our business is very capital intensive, requiring significant investments in order to expand our fleet and to maintain and improve our existing portfolio. Our operations generate a significant amount of cash, primarily from lease rentals and maintenance collections. We have also met our liquidity and capital resource needs by utilizing several sources over time, including:

•	various forms of borrowing secured by our aircraft, including bank term facilities, limited recourse securitization financings, and ECA-backed financings for new aircraft acquisitions;

•	unsecured indebtedness, including our current unsecured revolving credit facilities, term loan and senior notes;

•	asset sales; and

•	sales of common shares.
Going forward, we expect to continue to seek liquidity from these sources and other sources, subject to pricing and conditions we consider satisfactory.
During the first six months of 2017, we met our liquidity and capital resource needs with $247.4 million of cash flow from operations, $500.0 million in gross proceeds from the issuance of our Senior Notes due 2024 and $238.3 million of cash from aircraft sales.
As of June 30, 2017, the weighted-average maturity of our secured and unsecured debt financings was 4.1 years and we are in compliance with all applicable covenants.
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

Cash Flows

	Six Months Ended June 30,
	2017	2016
	(Dollars in thousands)
Net cash flow provided by operating activities	$247,389	$234,697
Net cash flow used in investing activities	(15,677)	(231,049)
Net cash flow (used in) provided by financing activities	(209,881)	286,962
Operating Activities:
Cash flow provided by operations was $247.4 million and $234.7 million for the six months ended June 30, 2017 and 2016, respectively. The increase in cash flow provided by operations of approximately $12.7 million for the six months ended June 30, 2017 versus the same period in 2016 was primarily a result of:

•	a $26.9 million increase in cash from lease rentals, net of finance and sales-type leases; and

•	a $10.5 million increase in cash received from maintenance revenue.
These inflows were offset by a $19.0 million decrease in cash from working capital.
Investing Activities:
Cash flow used in investing activities was $15.7 million and $231.0 million for the six months ended June 30, 2017 and 2016, respectively. The decrease in cash flow used in investing activities of $215.4 million for the six months ended June 30, 2017 versus the same period in 2016 was primarily a result of:

•	a $297.4 million net decrease in the acquisition and improvement of flight equipment and net investments in finance and sales-type leases;
•an $11.8 million decrease in unconsolidated equity method investments compared to the same period in 2016; and
•a $6.9 million net decrease in aircraft purchase deposits received.
These outflows were offset by a $101.2 million decrease in proceeds from the sale of flight equipment.
Financing Activities:
Cash flow used in financing activities was $209.9 million for the six months ended June 30, 2017 as compared to cash flow provided by financing activities of $287.0 million for the six months ended June 30, 2016. The net increase in cash flow used in financing activities of $496.8 million for the six months ended June 30, 2017 versus the same period in 2016 was primarily a result of:

•	a $287.3 million decrease in proceeds from secured and unsecured financings;

•	a $208.5 million increase in securitization and term debt financing repayments; and

•	a $36.9 million increase in maintenance and security deposits returned, net of deposits received.
These outflows were offset by a $31.3 million decrease in shares repurchased.

Debt Obligations
For complete information on our debt obligations, please refer to Note 7 - “Secured and Unsecured Debt Financings” in the Notes to Unaudited Consolidated Financial Statements above.
Contractual Obligations
Our contractual obligations consist of principal and interest payments on debt, payments on interest rate derivatives, other aircraft acquisition agreements and rent payments related to our office leases. Total contractual obligations increased to $6.60 billion at June 30, 2017 from $6.50 billion at December 31, 2016 due primarily to an increase in borrowings and interest payments as a result of the closing of our Senior Notes due 2024 in March 2017 and an increase in purchase obligations for aircraft to be acquired, partially offset by the amortization of our other financings.
The following table presents our actual contractual obligations and their payment due dates as of June 30, 2017:

	Payments Due by Period as of June 30, 2017
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	More than 5 years
	(Dollars in thousands)
Principal payments:
Senior Notes due 2018 - 2024	$3,200,000	$—	$1,200,000	$1,000,000	$1,000,000
Unsecured Term Loan	120,000	—	120,000	—	—
Revolving Credit Facilities	—	—	—	—	—
ECA Financings	284,162	43,328	91,331	94,124	55,379
Bank Financings	789,833	81,008	186,580	143,424	378,821
Total principal payments	4,393,995	124,336	1,597,911	1,237,548	1,434,200
Interest payments on debt obligations(1)	887,363	213,474	371,137	213,480	89,272
Office leases(2)	17,765	869	3,231	3,276	10,389
Purchase obligations(3)	1,296,397	398,920	686,068	211,409	—
Total	$6,595,520	$737,599	$2,658,347	$1,665,713	$1,533,861

(1)	Future interest payments on variable rate, LIBOR-based debt obligations are estimated using the interest rate in effect at June 30, 2017.

(2)	Represents contractual payment obligations for our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.

(3)
At June 30, 2017, we had commitments to acquire 38 aircraft for $1.30 billion, including 25 new E-Jet E2 aircraft from Embraer S.A. These amounts include estimates for pre-delivery deposits, contractual price escalation and other adjustments. As of July 31, 2017, we have commitments to acquire 58 aircraft for $1.83 billion.

Capital Expenditures
From time to time, we make capital expenditures to maintain or improve our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the six months ended June 30, 2017 and 2016, we incurred a total of $19.0 million and $17.3 million, respectively, of capital expenditures (including lease incentives) related to the acquisition and improvement of aircraft.
As of June 30, 2017, the weighted average age by net book value of our aircraft was approximately 8.3 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Our lease agreements call for the lessee to be primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.

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
We hold a 30% equity interest in our Lancaster joint venture and a 25% equity interest in our IBJ Air joint venture. At June 30, 2017, the net book value of our two joint ventures’ thirteen aircraft was approximately $675 million.
Foreign Currency Risk and Foreign Operations
At June 30, 2017, all of our leases are payable to us in U.S. dollars. However, we incur Euro and Singapore dollar-denominated expenses in connection with our subsidiaries in Ireland and Singapore. For the six months ended June 30, 2017, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated approximately $9.3 million in U.S. dollar equivalents and represented approximately 24% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, our international operations and our exposure to foreign currency risk will likely increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases, we may enter into hedging transactions in the future to mitigate this risk. For the six months ended June 30, 2017 and 2016, we incurred insignificant net gains and losses on foreign currency transactions.
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

The table below shows the reconciliation of net income to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Net income (loss)	$(7,116)	$20,030	$35,323	$56,292
Depreciation	78,254	75,070	157,428	151,717
Amortization of lease premiums, discounts and incentives	3,280	3,828	6,392	4,898
Interest, net	61,672	62,452	124,740	126,693
Income tax provision	495	2,385	2,341	6,324
EBITDA	136,585	163,765	326,224	345,924
Adjustments:
Impairment of flight equipment	79,930	16,723	80,430	16,723
Non-cash share-based payment expense	6,028	2,094	8,130	3,737
Loss (gain) on mark-to-market of interest rate derivative contracts	1,562	(146)	2,712	(69)
Adjusted EBITDA	$224,105	$182,436	$417,496	$366,315
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
The table below shows the reconciliation of net income to ANI for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Net income (loss)	$(7,116)	$20,030	$35,323	$56,292
Loan termination fee(1)	988	—	988	1,509
Loss (gain) on mark-to-market of interest rate derivative contracts(2)	1,562	(146)	2,712	(69)
Write-off of deferred financing fees(1)	986	—	986	1,972
Non-cash share-based payment expense(3)	6,028	2,094	8,130	3,737
Hedge loss amortization charges (1)	—	2,227	—	4,855
Adjusted net income	$2,448	$24,205	$48,139	$68,296

(1) Included in Interest, net.
(2) Included in Other income (expense).
(3) Included in Selling, general and administrative expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
Weighted-average shares:	2017	2016	2017	2016
Common shares outstanding	78,176,705	78,159,280	78,176,705	78,351,369
Restricted common shares	634,217	685,918	569,370	629,137
Total weighted-average shares	78,810,922	78,845,198	78,746,075	78,980,506

	Three Months Ended June 30,		Six Months Ended June 30,
Percentage of weighted-average shares:	2017	2016	2017	2016
Common shares outstanding	99.20%	99.13%	99.28%	99.20%
Restricted common shares(1)	0.80%	0.87%	0.72%	0.80%
Total percentage of weighted-average shares	100.00%	100.00%	100.00%	100.00%

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted-average common shares outstanding – Basic	78,176,705	78,159,280	78,176,705	78,351,369
Effect of dilutive shares(2)	—	—	227,350	—
Weighted average common shares outstanding – Diluted	78,176,705	78,159,280	78,404,055	78,351,369

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share amounts)
Adjusted net income allocation:
Adjusted net income	$2,448	$24,205	$48,139	$68,296
Less: Distributed and undistributed earnings allocated to restricted common shares(2)	(20)	(211)	(348)	(544)
Adjusted net income allocable to common shares – Basic and Diluted	$2,428	$23,994	$47,791	$67,752

Adjusted net income per common share – Basic and Diluted	$0.03	$0.31	$0.61	$0.86

(1)
For the three months ended June 30, 2017, the effect of any diluted shares on distributed and undistributed earnings to restricted shares would have been anti-dilutive and were excluded from the calculation. For the three months ended June 30, 2016, distributed and undistributed earnings to restricted shares were 0.87% of net income. For the six months ended June 30, 2017 and 2016, distributed and undistributed earnings to restricted shares were 0.72% and 0.80%, respectively, of net income. The amount of restricted share forfeitures for all periods present is immaterial to the allocation of distributed and undistributed earnings.

(2)
For the three months ended June 30, 2017, the effect of 170,116 contingently issuable shares related to the Company’s PSUs would have been anti-dilutive and were excluded from the calculation. For the six months ended June 30, 2017, dilutive shares represented contingently issuable shares. For the three and six months ended June 30, 2016, we had no dilutive shares.

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

•	the cash portion of income tax (benefit) provision generally represents charges (gains), which may significantly affect our financial results;

•	elements of our interest rate derivative accounting may be used to evaluate the effectiveness of our hedging policy;

•	hedge loss amortization charges; and

•	adjustments required in calculating covenant ratios and compliance as that term is defined in the indenture governing our senior unsecured notes.

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
A hypothetical 100-basis point increase/decrease in our variable interest rates would increase/decrease the minimum contracted rentals on our portfolio as of June 30, 2017 by $3.5 million and $3.5 million, respectively, over the next twelve months. As of June 30, 2017, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $4.9 million and $6.1 million, respectively, net of amounts received from our interest rate derivatives, over the next twelve months. In September 2016, we purchased an interest rate cap for $2.3 million to hedge approximately 70% of our floating rate interest exposure. The interest rate cap is set at 2% and has a current notional balance of $410.0 million and reduces over time to $215.0 million. The cap matures in September 2021.

ITEM 4.	CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2017. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Issuer Purchases of Equity Securities
In February 2016, our Board of Directors authorized the repurchase of $100.0 million of the Company’s common shares. During the second quarter of 2017, we purchased our common shares as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(Dollars in thousands, except per share amounts)
April 1 through April 30	4,210	$0.01	—	$95,888
May 1 through May 31	—	—	—	95,888
June 1 through June 30	—	—	—	95,888
Total	4,210	$0.01	—	$95,888

(1)	Under our current repurchase program, we have repurchased an aggregate of 217,574 common shares at an aggregate cost of $4.1 million, including commissions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-134669) filed on July 25, 2006).

3.2	Amended Bye-laws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3 (No. 333-182242) filed on June 20, 2012).

4.1	Specimen Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-134669) filed on July 25, 2006).

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

10.1	Separation Agreement, dated June 30, 2017, between Aircastle Advisor LLC and Ron Wainshal. *#

10.2	Aircastle Limited Amended and Restated 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 25, 2017).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	Owned Aircraft Portfolio at June 30, 2017. *

Exhibit No.	Description of Exhibit

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2016; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and (v) Notes to Unaudited Consolidated Financial Statements. *

#    Management contract or compensatory plan or arrangement.
*    Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 8, 2017

AIRCASTLE LIMITED
(Registrant)
By:	/s/ Aaron Dahlke
Aaron Dahlke
Chief Financial Officer and Authorized Officer