Form 10-Q
period 2017-09-30
Aircastle LTD
filed 2017-11-02
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

Commission File number 001-32959
_______________________________________________________________
AIRCASTLE LIMITED
(Exact name of registrant as specified in its charter)
_______________________________________________________________

Bermuda	98-0444035
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o Aircastle Advisor LLC 201 Tresser Boulevard, Suite 400, Stamford, CT	06901
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code     (203) 504-1020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☑
As of October 31, 2017, there were 78,707,968 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries
Form 10-Q

PART I. — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$662,649	$455,579
Restricted cash and cash equivalents	20,536	53,238
Accounts receivable	5,708	6,035
Flight equipment held for lease, net of accumulated depreciation of $1,168,064 and $1,224,899, respectively	5,490,164	6,247,585
Net investment in finance and sales-type leases	488,408	260,853
Unconsolidated equity method investments	76,098	72,977
Other assets	131,395	148,398
Total assets	$6,874,958	$7,244,665

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings, net of debt issuance costs	$874,874	$1,219,034
Borrowings from unsecured financings, net of debt issuance costs	3,286,240	3,287,211
Accounts payable, accrued expenses and other liabilities	145,691	127,527
Lease rentals received in advance	51,937	62,225
Security deposits	120,320	122,597
Maintenance payments	523,922	591,757
Total liabilities	5,002,984	5,410,351

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $0.01 par value, 250,000,000 shares authorized, 78,707,968 shares issued and outstanding at September 30, 2017; and 78,593,133 shares issued and outstanding at December 31, 2016	787	786
Additional paid-in capital	1,525,766	1,521,190
Retained earnings	347,248	315,890
Accumulated other comprehensive loss	(1,827)	(3,552)
Total shareholders’ equity	1,871,974	1,834,314
Total liabilities and shareholders’ equity	$6,874,958	$7,244,665

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Lease rental revenue	$171,687	$181,975	$551,371	$537,670
Finance and sales-type lease revenue	6,412	5,354	16,363	13,026
Amortization of lease premiums, discounts and incentives	(2,388)	(521)	(8,780)	(5,419)
Maintenance revenue	14,507	6,829	55,738	20,603
Total lease revenue	190,218	193,637	614,692	565,880
Other revenue	1,193	1,015	4,526	2,425
Total revenues	191,411	194,652	619,218	568,305

Operating expenses:
Depreciation	70,018	76,201	227,446	227,918
Interest, net	60,636	61,797	185,376	188,490
Selling, general and administrative (including non-cash share-based payment expense of $2,506 and $2,059 for the three months ended, and $10,636 and $5,796 for the nine months ended September 30, 2017 and 2016, respectively)	17,137	15,985	55,491	46,883
Impairment of flight equipment	—	10,462	80,430	27,185
Maintenance and other costs	2,572	1,834	7,846	5,504
Total expenses	150,363	166,279	556,589	495,980

Other income (expense):
Gain (loss) on sale of flight equipment	21,642	(73)	35,926	14,932
Other	(360)	(210)	(3,069)	(136)
Total other income (expense)	21,282	(283)	32,857	14,796

Income from continuing operations before income taxes and earnings of unconsolidated equity method investments	62,330	28,090	95,486	87,121
Income tax provision	6,195	2,458	8,536	8,782
Earnings of unconsolidated equity method investments, net of tax	1,296	1,805	5,804	5,390
Net income	$57,431	$27,437	$92,754	$83,729

Earnings per common share — Basic:
Net income per share	$0.73	$0.35	$1.18	$1.06

Earnings per common share — Diluted:
Net income per share	$0.73	$0.35	$1.18	$1.06

Dividends declared per share	$0.26	$0.24	$0.78	$0.72

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income	$57,431	$27,437	$92,754	$83,729
Other comprehensive income, net of tax:
Net change in fair value of derivatives, net of tax expense of $0 for all periods presented	—	—	—	(1)
Net derivative loss reclassified into earnings	569	705	1,725	9,074
Other comprehensive income	569	705	1,725	9,073
Total comprehensive income	$58,000	$28,142	$94,479	$92,802

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$92,754	$83,729
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	227,446	227,918
Amortization of deferred financing costs	15,860	13,567
Amortization of lease premiums, discounts and incentives	8,780	5,419
Deferred income taxes	(1,369)	3,129
Non-cash share-based payment expense	10,636	5,796
Cash flow hedges reclassified into earnings	1,725	9,074
Security deposits and maintenance payments included in earnings	(17,147)	(12,844)
Gain on sale of flight equipment	(35,926)	(14,932)
Impairment of flight equipment	80,430	27,185
Other	2,078	(4,712)
Changes in certain assets and liabilities:
Accounts receivable	415	1,699
Other assets	(6,980)	3,815
Accounts payable, accrued expenses and other liabilities	17,648	16,459
Lease rentals received in advance	(2,892)	2,111
Net cash and restricted cash provided by operating activities	393,458	367,413
Cash flows from investing activities:
Acquisition and improvement of flight equipment	(353,492)	(792,270)
Proceeds from sale of flight equipment	764,984	488,749
Net investment in finance and sales-type leases	(246,871)	(78,892)
Collections on finance and sales-type leases	23,673	14,413
Aircraft purchase deposits and progress payments, net of returned deposits and aircraft sales deposits	(14,068)	(14,035)
Unconsolidated equity method investments and associated costs	—	(12,686)
Other	(405)	(812)
Net cash and restricted cash provided by (used in) investing activities	173,821	(395,533)
Cash flows from financing activities:
Repurchase of shares	(4,862)	(36,573)
Proceeds from secured and unsecured debt financings	500,000	999,350
Repayments of secured and unsecured debt financings	(852,451)	(489,134)
Deferred financing costs	(8,540)	(17,273)
Restricted secured liquidity facility collateral	—	65,000
Liquidity facility	—	(65,000)
Security deposits and maintenance payments received	138,813	123,767
Security deposits and maintenance payments returned	(104,475)	(37,036)
Dividends paid	(61,396)	(56,702)
Other	—	(2,073)
Net cash and restricted cash (used in) provided by financing activities	(392,911)	484,326
Net increase in cash and restricted cash	174,368	456,206
Cash and restricted cash at beginning of period	508,817	254,041
Cash and restricted cash at end of period	$683,185	$710,247

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$156,428	$141,653
Cash paid for income taxes	$3,622	$12,904
Supplemental disclosures of non-cash investing activities:
Advance lease rentals, security deposits and maintenance payments assumed in asset acquisitions	$133,389	$110,472
Advance lease rentals, security deposits, and maintenance payments settled in sale of flight equipment	$22,542	$26,671
Transfers from Flight equipment held for lease to Net investment in finance and sales-type leases, Other assets, and Maintenance reserves	$154,213	$140,150

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2017

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
Effective January 1, 2017, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash. For the nine months ended September 30, 2017, the Company revised the presentation in our Consolidated Statements of Cash Flows to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. For the nine months ended September 30, 2016, our Consolidated Statement of Cash Flows reflected: (1) changes in restricted cash related to the sale of flight equipment within investing activities; and (2) changes in restricted cash and restricted cash equivalents related to rents, maintenance payments and security deposits within financing activities. Therefore, the amounts included for the nine months ended September 30, 2016 have been reclassified to conform to the current period presentation.
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure since the balance sheet date of September 30, 2017 through the date on which the consolidated financial statements included in this Form 10-Q were issued.
Principles of Consolidation
The consolidated financial statements include the accounts of Aircastle and all of its subsidiaries. Aircastle consolidates four Variable Interest Entities (“VIEs”) of which Aircastle is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.
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
September 30, 2017

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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The standard is applied on a modified retrospective approach. The standard is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as early as the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are in the process of determining the impact the standard will have on our consolidated financial statements and related disclosures.
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
September 30, 2017

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
The following tables set forth our financial assets as of September 30, 2017 and December 31, 2016 that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

		Fair Value Measurements at September 30, 2017 Using Fair Value Hierarchy
	Fair Value as of September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$662,649	$662,649	$—	$—	Market
Restricted cash and cash equivalents	20,536	20,536	—	—	Market
Derivative assets	2,663	—	2,663	—	Market
Total	$685,848	$683,185	$2,663	$—

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2017

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
For the three and nine months ended September 30, 2017 and the year ended December 31, 2016, we had no transfers into or out of Level 3.
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
Aircraft Valuation
Transactional Impairments
During the second quarter of 2017, we entered into agreements to sell two Boeing 747-400 production freighter aircraft at the end of their respective leases and one older Boeing 747-400 converted freighter aircraft to its lessee, resulting in impairment charges totaling $79,234, partially offset by maintenance revenue of $13,520. During the third quarter of 2017, we sold one production freighter and one converted freighter aircraft. We expect to sell one production freighter aircraft in the first quarter of 2018.
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
September 30, 2017

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
The carrying amounts and fair values of our financial instruments at September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017		December 31, 2016
	Carrying Amount of Liability	Fair Value of Liability	Carrying Amount of Liability	Fair Value of Liability
Unsecured Term Loan	$120,000	$120,000	$120,000	$120,000
ECA Financings	236,879	243,880	305,276	316,285
Bank Financings	651,434	649,557	933,541	925,783
Senior Notes	3,200,000	3,422,824	3,200,000	3,387,125
All of our financial instruments are classified as Level 2 with the exception of our Senior Notes, which are classified as Level 1.
Note 3. Lease Rental Revenues and Flight Equipment Held for Lease
Minimum future annual lease rentals contracted to be received under our existing operating leases of flight equipment at September 30, 2017 were as follows:

Year Ending December 31,	Amount
Remainder of 2017	$163,587
2018	630,237
2019	532,026
2020	424,140
2021	350,093
Thereafter	830,674
Total	$2,930,757

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2017

Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Region	2017	2016	2017	2016
Asia and Pacific	35%	40%	38%	40%
Europe	24%	22%	23%	23%
Middle East and Africa	12%	12%	12%	12%
North America	9%	7%	8%	6%
South America	20%	19%	19%	19%
Total	100%	100%	100%	100%

The classification of regions in the tables above and in the table and discussion below is determined based on the principal location of the lessee of each aircraft.
The following table shows the number of lessees with lease rental revenue of at least 5% and their combined total percentage of lease rental revenue for the years indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue
Largest lessees by lease rental revenue	4	25%	4	25%	4	24%	4	25%
The following table sets forth revenue attributable to individual countries representing at least 10% of total revenue (including maintenance revenue) in any year based on each lessee’s principal place of business for the years indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Country	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Indonesia(1)	$—	—%	$21,745	11%	$—	—%	$61,195	11%
_______________

(1)	Total revenue attributable to Indonesia was less than 10% for the three and nine months ended September 30, 2017.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2017

Geographic concentration of net book value of flight equipment (including flight equipment held for lease and net investment in finance and sales-type leases, or "net book value") was as follows:

	September 30, 2017		December 31, 2016
Region	Number of Aircraft	Net Book Value %	Number of Aircraft		Net Book Value %
Asia and Pacific	54	31%	61		38%
Europe	67	28%	66		23%
Middle East and Africa	13	9%	14		11%
North America	34	11%	26		8%
South America	24	21%	23		18%
Off-lease	—	—%	3	(1)	2%
Total	192	100%	193		100%

_______________

(1)
Consisted of one Airbus A330-200 aircraft, which was delivered on lease to a customer in February 2017, and two Airbus A321-200 aircraft, which were both delivered on lease to a customer during the second quarter of 2017.

At September 30, 2017 and December 31, 2016, no country represented at least 10% of net book value of flight equipment based on each lessee’s principal place of business.
At September 30, 2017 and December 31, 2016, the amounts of lease incentive liabilities recorded in maintenance payments on our Consolidated Balance Sheets were $9,637 and $14,931, respectively.
Note 4. Net Investment in Finance and Sales-Type Leases
At September 30, 2017, our net investment in finance and sales-type leases consisted of 28 aircraft. The following table lists the components of our net investment in finance and sales-type leases at September 30, 2017:

Amount
Total lease payments to be received	$297,061
Less: Unearned income	(153,253)
Estimated residual values of leased flight equipment (unguaranteed)	344,600
Net investment in finance and sales-type leases	$488,408
At September 30, 2017, minimum future lease payments on finance and sales-type leases are as follows:

Year Ending December 31,	Amount
Remainder of 2017	$14,948
2018	54,842
2019	54,507
2020	52,287
2021	42,691
Thereafter	77,786
Total lease payments to be received	$297,061

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2017

Note 5. Unconsolidated Equity Method Investments
We have joint ventures with an affiliate of Ontario Teachers’ Pension Plan (“Teachers’”) and with the leasing arm of the Industrial Bank of Japan, Limited (“IBJL”).
At September 30, 2017, the net book value of both joint ventures’ thirteen aircraft was approximately $661,000.

Amount
Investment in joint ventures at December 31, 2016	$72,977
Investment in joint ventures	2,117
Earnings from joint ventures, net of tax	5,804
Distributions	(4,800)
Investment in joint ventures at September 30, 2017	$76,098
The Company has recorded in its Consolidated Balance Sheet an $11,967 guarantee liability in Maintenance payments and a $5,100 guarantee liability in Security deposits representing its share of the respective exposures.
Note 6. Variable Interest Entities
Aircastle consolidates four VIEs of which it is the primary beneficiary. The operating activities of these VIEs are limited to acquiring, owning, leasing, maintaining, operating and, under certain circumstances, selling the six aircraft discussed below.
ECA Financings
Aircastle, through various subsidiaries, each of which is owned by a charitable trust (such entities, collectively the “Air Knight VIEs”), has entered into six different twelve-year term loans, which are supported by guarantees from Compagnie Française d'Assurance pour le Commerce Extérieur, (“COFACE”), the French government sponsored export credit agency (“ECA”). We refer to these COFACE-supported financings as “ECA Financings.”
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
The only assets that the Air Knight VIEs have on their books are financing leases that are eliminated in the consolidated financial statements. The related aircraft, with a net book value as of September 30, 2017 of $417,439, were included in our flight equipment held for lease. The consolidated debt outstanding, net of debt issuance costs, of the Air Knight VIEs as of September 30, 2017 is $230,858.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2017

Note 7. Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured term debt financings are as follows:

	At September 30, 2017				At December 31, 2016
Debt Obligation	Outstanding Borrowings	Number of Aircraft	Interest Rate	Final Stated Maturity	Outstanding Borrowings
Secured Debt Financings:
ECA Financings(1)	$236,879	6	3.02% to 3.96%	12/03/21 to 11/30/24	$305,276
Bank Financings(2)	651,434	23	2.22% to 4.45%	9/11/18 to 01/19/26	933,541
Less: Debt Issuance Costs	(13,439)	—			(19,783)
Total secured debt financings, net of debt issuance costs	874,874	29			1,219,034

Unsecured Debt Financings:
Senior Notes due 2017	—		6.75%	04/15/17	500,000
Senior Notes due 2018	400,000		4.625%	12/15/18	400,000
Senior Notes due 2019	500,000		6.25%	12/01/19	500,000
Senior Notes due 2020	300,000		7.625%	04/15/20	300,000
Senior Notes due 2021	500,000		5.125%	03/15/21	500,000
Senior Notes due 2022	500,000		5.50%	02/15/22	500,000
Senior Notes due 2023	500,000		5.00%	04/01/23	500,000
Senior Notes due 2024	500,000		4.125%	05/01/24	—
Unsecured Term Loan	120,000		3.320%	04/28/19	120,000
Revolving Credit Facilities	—		N/A	11/21/19 to 05/13/20	—
Less: Debt Issuance Costs	(33,760)				(32,789)
Total unsecured debt financings, net of debt issuance costs	3,286,240				3,287,211

Total secured and unsecured debt financings, net of debt issuance costs	$4,161,114				$4,506,245

(1)	The borrowings under these financings at September 30, 2017 have a weighted-average rate of interest of 3.59%.

(2)	The borrowings under these financings at September 30, 2017 have a weighted-average fixed rate of interest of 3.45%.

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
Prior to February 1, 2024, we may redeem the Senior Notes due 2024 at any time at a redemption price equal to (a) 100% of the principal amount of the notes redeemed, plus accrued and unpaid interest thereon to, but not including, the redemption date and (b) the sum of the present values of the remaining scheduled payments of principal and interest on the notes from the redemption date through the maturity date of the notes (computed using a discount rate equal to the Treasury

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2017

Rate (as defined in the indenture governing the notes) as of such redemption date plus 0.5%). In addition, prior to May 1, 2020, we may redeem up to 40% of the aggregate principal amount of the notes issued under the indenture at a redemption price equal to 104.125% plus accrued and unpaid interest thereon to, but not including, the redemption date, with the net proceeds of certain equity offerings. If the Company undergoes a change of control, it must offer to repurchase the Senior Notes due 2024 at 101% of the principal amount, plus accrued and unpaid interest. The Senior Notes due 2024 are not guaranteed by any of the Company's subsidiaries or any third-party.
On April 17, 2017, we paid off our Senior Notes due 2017.
Revolving Credit Facilities
At September 30, 2017, we had no amounts outstanding under these facilities.
As of September 30, 2017, we were in compliance with all applicable covenants in our financings.
Note 8. Shareholders' Equity and Share-Based Payment
During the nine months ended September 30, 2017, the Company issued 315,588 restricted common shares and issued 224,147 performance share units (“PSUs”). These awards were made under the Aircastle Limited 2014 Omnibus Incentive Plan.
During the nine months ended September 30, 2017, the Company incurred share-based compensation expense of $7,014 related to restricted common shares and $3,622 related to PSUs, of which $1,611 and $1,581, respectively, pertains to accelerated share-based compensation expense in regards to the separation and disability of our former Chief Executive Officer under the terms of his employment and share-based award agreements.
As of September 30, 2017, there was $5,789 of unrecognized compensation cost related to unvested restricted common share-based payments and $4,658 of unrecognized compensation cost related to unvested PSU share-based payments that are expected to be recognized over a weighted-average remaining period of 2.6 years.
Note 9. Dividends
The following table sets forth the quarterly dividends declared by our Board of Directors for the periods covered in this report:

Declaration Date	Dividend per Common Share	Aggregate Dividend Amount	Record Date	Payment Date
August 4, 2017	$0.26	$20,464	August 31, 2017	September 15, 2017
May 2, 2017	$0.26	$20,482	May 31, 2017	June 15, 2017
February 9, 2017	$0.26	$20,466	February 28, 2017	March 15, 2017
October 28, 2016	$0.26	$20,434	November 29, 2016	December 15, 2016
August 2, 2016	$0.24	$18,872	August 26, 2016	September 15, 2016
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
September 30, 2017

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted-average shares:
Common shares outstanding	78,237,199	77,989,933	78,197,091	78,230,011
Restricted common shares	569,617	680,249	569,453	646,299
Total weighted-average shares	78,806,816	78,670,182	78,766,544	78,876,310

Percentage of weighted-average shares:
Common shares outstanding	99.28%	99.14%	99.28%	99.18%
Restricted common shares	0.72%	0.86%	0.72%	0.82%
Total percentage of weighted-average shares	100.00%	100.00%	100.00%	100.00%
The calculations of both basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Earnings per share – Basic:
Net income	$57,431	$27,437	$92,754	$83,729
Less: Distributed and undistributed earnings allocated to restricted common shares(1)	(415)	(237)	(671)	(686)
Earnings available to common shareholders – Basic	$57,016	$27,200	$92,083	$83,043

Weighted-average common shares outstanding – Basic	78,237,199	77,989,933	78,197,091	78,230,011

Earnings per common share – Basic	$0.73	$0.35	$1.18	$1.06

Earnings per share – Diluted:
Net income	$57,431	$27,437	$92,754	$83,729
Less: Distributed and undistributed earnings allocated to restricted common shares(1)	(415)	(237)	(671)	(686)
Earnings available to common shareholders – Diluted	$57,016	$27,200	$92,083	$83,043

Weighted-average common shares outstanding – Basic	78,237,199	77,989,933	78,197,091	78,230,011
Effect of dilutive shares(2)	137,810	32,235	169,053	35,804
Weighted-average common shares outstanding – Diluted	78,375,009	78,022,168	78,366,144	78,265,815

Earnings per common share – Diluted	$0.73	$0.35	$1.18	$1.06

(1)
For the three months ended September 30, 2017 and 2016, distributed and undistributed earnings to restricted shares were 0.72% and 0.86%, respectively, of net income. For the nine months ended September 30, 2017 and 2016, distributed and undistributed earnings to restricted shares were 0.72% and 0.82%, respectively, of net income. The amount of restricted share forfeitures for all periods present is immaterial to the allocation of distributed and undistributed earnings.

(2)	For all periods presented, dilutive shares represented contingently issuable shares.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2017

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
The sources of income from continuing operations before income taxes and earnings of our unconsolidated equity method investments for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
U.S. operations	$531	$(92)	$2,029	$1,652
Non-U.S. operations	61,799	28,182	93,457	85,469
Income from continuing operations before income taxes and earnings of unconsolidated equity method investments	$62,330	$28,090	$95,486	$87,121
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
The consolidated income tax expense for the three and nine months ended September 30, 2017 and 2016 was determined based on estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2017 and 2016, respectively.
The Company’s effective tax rate for the three and nine months ended September 30, 2017 was 9.9% and 8.9%, respectively, compared to 8.8% and 10.1%, respectively, for the three and nine months ended September 30, 2016. Movements in the effective tax rates are generally caused by changes in the proportion of the Company’s pre-tax earnings in taxable and non-tax jurisdictions.
Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income from continuing operations consisted of the following:

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2017

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Notional U.S. federal income tax expense at the statutory rate	$21,815	$9,831	$33,420	$30,492
U.S. state and local income tax, net	33	14	122	139
Non-U.S. operations:
Bermuda	(12,260)	(6,025)	(10,632)	(16,687)
Ireland	(315)	82	(569)	2,155
Singapore	(1,518)	(823)	(9,107)	(4,874)
Other low tax jurisdictions	(1,450)	(752)	(4,377)	(2,835)
Non-deductible expenses in the U.S.	(104)	133	(298)	418
Other	(6)	(2)	(23)	(26)
Provision for income taxes	$6,195	$2,458	$8,536	$8,782
Note 12. Interest, Net
The following table shows the components of interest, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest on borrowings and other liabilities(1)	$54,527	$57,589	$170,225	$166,692
Amortization of deferred losses related to interest rate derivatives	569	705	1,725	9,074
Amortization of deferred financing fees and debt discount(2)	6,735	4,097	15,860	13,567
Interest expense	61,831	62,391	187,810	189,333
Less: Interest income	(1,061)	(546)	(2,089)	(768)
Less: Capitalized interest	(134)	(48)	(345)	(75)
Interest, net	$60,636	$61,797	$185,376	$188,490

(1)
Includes $1,070 and $2,058 of loan prepayment fees related to the sale of aircraft during the three and nine months ended September 30, 2017, respectively, and $0 and $1,509 of loan prepayment fees related to the sale of aircraft during the three and nine months ended September 30, 2016.

(2)
Includes $3,019 and $4,005 in deferred financing fees written off related to the prepayment of debt in connection with the sale of aircraft during the three and nine months ended September 30, 2017, respectively, and $0 and $1,972 in deferred financing fees written off related to the prepayment of debt in connection with the sale of aircraft during the three and nine months ended September 30, 2016.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2017

Note 13. Commitments and Contingencies
At September 30, 2017, we had commitments to acquire 64 aircraft for $1,803,810, including 25 Embraer E-Jet E2 aircraft.
Commitments, including $129,218 of progress payments, contractual price escalations and other adjustments for these aircraft, at September 30, 2017, net of amounts already paid, are as follows:

Year Ending December 31,	Amount
Remainder of 2017	$862,760
2018	52,518
2019	371,673
2020	375,216
2021	141,643
Thereafter	—
Total	$1,803,810
Note 14. Other Assets
The following table describes the principal components of other assets on our Consolidated Balance Sheets as of:

	September 30, 2017	December 31, 2016
Deferred income tax asset	$1,736	$1,902
Lease incentives and lease premiums, net of amortization of $38,827 and $39,638, respectively	69,721	96,587
Flight equipment held for sale	3,627	3,834
Aircraft purchase deposits and progress payments	28,541	12,923
Fair value of interest rate cap	2,663	5,735
Other assets	25,107	27,417
Total other assets	$131,395	$148,398

Note 15. Accounts Payable, Accrued Expenses and Other Liabilities
The following table describes the principal components of accounts payable, accrued expenses and other liabilities recorded on our Consolidated Balance Sheets as of:

	September 30, 2017	December 31, 2016
Accounts payable and accrued expenses	$33,499	$24,337
Deferred income tax liability	42,706	44,241
Accrued interest payable	56,611	43,107
Lease discounts, net of amortization of $35,296 and $29,016, respectively	12,875	15,842
Total accounts payable, accrued expenses and other liabilities	$145,691	$127,527

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2017

Note 16. Accumulated Other Comprehensive Loss
The following table describes the principal components of accumulated other comprehensive loss recorded on our Consolidated Balance Sheets:

Changes in accumulated other comprehensive loss by component(1)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning balance	$(2,396)	$(4,845)	$(3,552)	$(13,213)
Amounts recognized in other comprehensive loss on derivatives, net of tax expense of $0 for all periods presented	—	—	—	(690)
Amounts reclassified from accumulated other comprehensive loss into income, net of tax expense of $0 for all periods presented	569	705	1,725	9,763
Net current period other comprehensive income	569	705	1,725	9,073
Ending balance	$(1,827)	$(4,140)	$(1,827)	$(4,140)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.

Reclassifications from accumulated other comprehensive loss(1)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Amount of effective amortization of net deferred interest rate derivative losses(2)	$569	$705	$1,725	$9,074
Effective amount of net settlements of interest rate derivatives, net of tax expense of $0 for all periods presented	—	—	—	689
Amount of loss reclassified from accumulated other comprehensive loss into income	$569	$705	$1,725	$9,763

(1) All amounts are net of tax.
(2) Included in interest expense.
At September 30, 2017, the amount of deferred net loss expected to be reclassified from OCI into interest expense over the next twelve months related to our terminated interest rate derivatives is $1,361.

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
Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and Board of Directors committee charters (including the charters of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee) are available free of charge through our website under “Investors — Corporate Governance.” In addition, our Code of Ethics for the Chief Executive and Senior Financial Officers, which applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Treasurer and Controller, is available in print, free of charge, to any shareholder upon request to Investor Relations, Aircastle Limited, c/o Aircastle Advisor LLC, 201 Tresser Boulevard, Suite 400, Stamford, Connecticut 06901.
The information on the Company’s Internet website is not part of, or incorporated by reference, into this report, or any other report we file with, or furnish to, the SEC.

OVERVIEW
Aircastle acquires, leases, and sells commercial jet aircraft to airlines throughout the world. As of September 30, 2017, we owned and managed on behalf of our joint ventures 205 aircraft leased to 71 lessees located in 38 countries. Our aircraft are managed by an experienced team based in the United States, Ireland and Singapore. Our aircraft are subject to net leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs. In many cases, however, we are obligated to pay a portion of specified maintenance or modification costs. As of September 30, 2017, the net book value (including flight equipment held for lease and net investment in finance and sales-type leases, or "net book value") was $5.98 billion compared to $6.51 billion at December 31, 2016. Our revenues and net income for the three and nine months ended September 30, 2017 were $191.4 million and $57.4 million, and $619.2 million and $92.8 million, respectively.
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
Notwithstanding the sector’s long-term growth, the aviation markets have been, and are expected to remain, subject to economic variability due to changes in macroeconomic variables such as fuel price levels and foreign exchange rates. The aviation industry is also susceptible to external shocks, such as regional conflicts and terrorist events. Mitigating this risk is the portability of the assets, allowing aircraft to be redeployed to locations where demand is higher.
Air traffic data for the past several years has shown strong passenger market growth.  According to the International Air Transport Association, during the first eight months of 2017, global passenger traffic increased 7.9% compared to the same period in 2016. During the first eight months of 2017, air cargo traffic increased 10.5% compared to the same period in 2016, and capacity increased 3.8%, resulting in an increase in load factors to 43.3%.
Demand for air travel varies considerably by region. Emerging market economies have generally been experiencing greater increases in air traffic, driven by rising levels of per capita income. Air traffic growth is also being driven by the proliferation of low cost carriers, which have stimulated demand through lower prices. Mature markets, such as North America and Western Europe, are likely to grow more slowly in tandem with their economies. Persian Gulf-based Emirates, Qatar Airways and Etihad Airways are also showing signs of reaching maturity. Airlines operating in areas with political instability or weakening economies are under pressure, and their near-term outlook is more uncertain. On balance, we believe air travel will increase over time, and as a result, we expect demand for modern aircraft will continue to remain strong over the long-term.
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

•
Selling assets when attractive opportunities arise. We sell assets with the aim of realizing profits and reinvesting proceeds when a sale generates the greatest expected cash flow or when more accretive investments are available. We also use asset sales for portfolio management purposes, such as reducing lessee specific concentrations and lowering residual value exposures to certain aircraft types.

•
Maintaining efficient access to capital from a wide set of sources while targeting an investment grade credit rating. We believe the aircraft investment market is influenced by the business cycle. Our strategy is to increase our purchase activity when prices are low and to emphasize asset sales when competition for assets is high. To implement this approach, we believe it is important to maintain access to a wide variety of financing sources. Our objective is to improve our corporate credit ratings to an investment grade level by maintaining strong portfolio and capital structure metrics while achieving a critical size through accretive growth. We believe improving our credit rating will not only reduce our borrowing costs but also facilitate more reliable access to both secured and unsecured debt capital throughout the business cycle.

•
Leveraging our strategic relationships. We intend to capture the benefits provided through the extensive global contacts and relationships maintained by Marubeni, which is our biggest shareholder and one of the largest Japanese trading companies. Marubeni has already enabled greater access to Japanese-based financing and helped source and develop our joint venture with IBJL (“IBJ Air”). IBJ Air is targeted at newer narrow-body aircraft leased to premier airlines, providing Aircastle with increased access to this market sector and to these customers. Our joint venture with Teachers’ (“Lancaster”) provides us with an opportunity to pursue larger transactions, manage portfolio concentrations and improve our return on deployed capital.

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

•
Intending to pay quarterly dividends to our shareholders based on the Company’s sustainable earnings levels. Aircastle has paid dividends each quarter since our initial public offering in 2006. On August 4, 2017, our Board of Directors declared a regular quarterly dividend of $0.26 per common share, or an aggregate of $20.5 million for the three months ended September 30, 2017, which was paid on September 15, 2017 to holders of record on August 31, 2017. These dividends may not be indicative of the amount of any future dividends. Our ability to pay quarterly dividends will depend upon many factors, including those as described in Item 1A. “Risk Factors” and elsewhere in our 2016 Annual Report on Form 10-K.
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

2017 Lease Expirations and Lease Placements
At September 30, 2017, we had two aircraft accounting for less than 1% of our net book value that are scheduled to come off lease during 2017 for which we have not yet secured lease or sales commitments. We are marketing these aircraft for sale.
2018-2021 Lease Expirations and Lease Placements
Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in the period 2018-2021, representing the percentage of our net book value of flight equipment

(including flight equipment held for lease and net investment in finance and sales-type leases) at September 30, 2017, specified below:

•	2018: 10 aircraft, representing 6%;

•	2019: 28 aircraft, representing 18%;

•	2020: 25 aircraft, representing 9%; and

•	2021: 23 aircraft, representing 12%.
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
Acquisitions and Sales
During the first nine months of 2017, we acquired 28 aircraft for $635.1 million. As of October 31, 2017, we have acquired 37 aircraft for approximately $760 million. At September 30, 2017, we had commitments to acquire 64 additional aircraft for $1.80 billion, including the acquisition of 25 new E-Jet E2 aircraft from Embraer, which are scheduled to deliver in 2019 to 2021. As of October 31, 2017, we have commitments to acquire 55 aircraft for $1.68 billion.
During the first nine months of 2017, we sold 29 aircraft for $765.0 million, which resulted in a net gain of $35.9 million. During October 2017, we sold one narrow-body aircraft and one classic narrow-body aircraft.

The following table sets forth certain information with respect to the aircraft owned by us as of September 30, 2017:
AIRCASTLE AIRCRAFT INFORMATION (dollars in millions)

Owned Aircraft	As of September 30, 2017(1)	As of September 30, 2016(1)
Net Book Value of Flight Equipment	$5,979	$6,270
Net Book Value of Unencumbered Flight Equipment	$4,572	$4,343
Number of Aircraft	192	175
Number of Unencumbered Aircraft	163	139
Number of Lessees	71	65
Number of Countries	38	35
Weighted Average Age (years)(2)	8.7	7.6
Weighted Average Remaining Lease Term (years)(2)	4.7	5.3
Weighted Average Fleet Utilization during the three months ended September 30, 2017 and 2016(3)	100.0%	98.2%
Weighted Average Fleet Utilization during the nine months ended September 30, 2017 and 2016(3)	99.2%	98.9%
Portfolio Yield for the three months ended September 30, 2017 and 2016(4)	12.3%	12.4%
Portfolio Yield for the nine months ended September 30, 2017 and 2016(4)	12.3%	12.4%

Managed Aircraft on behalf of Joint Ventures
Net Book Value of Flight Equipment	$661	$629
Number of Aircraft	13	11

(1)	Calculated using net book value at period end.

(2)	Weighted by net book value.

(3)	Aircraft on-lease days as a percent of total days in period weighted by net book value.

(4)
Lease rental revenue, interest income and cash collections on our net investment in finance and sales-type leases for the period as a percent of the average net book value for the period; quarterly information is annualized.

Our owned aircraft portfolio as of September 30, 2017 is listed in Exhibit 99.1 to this report.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of September 30, 2017		Owned Aircraft as of September 30, 2016
	Number of Aircraft	% of Net Book Value(1)	Number of Aircraft		% of Net Book Value(1)
Aircraft Type
Passenger:
Narrow-body	159	60%	134		52%
Wide-body	28	34%	32		40%
Total Passenger	187	94%	166		92%
Freighter	5	6%	9		8%
Total	192	100%	175		100%

Manufacturer
Airbus	108	53%	87		50%
Boeing	79	45%	83		48%
Embraer	5	2%	5		2%
Total	192	100%	175		100%

Regional Diversification
Asia and Pacific	54	31%	55		39%
Europe	67	28%	57		22%
Middle East and Africa	13	9%	14		11%
North America	34	11%	24		8%
South America	24	21%	23		19%
Off-lease	—	—%	2	(2)	1%
Total	192	100%	175		100%

(1)	Calculated using net book value at period end.

(2)	Consisted of two Boeing 737-800 aircraft that were delivered to a customer in China in October 2016.

Our largest single customer represents over 6% of the net book value at September 30, 2017. Our top fifteen customers for aircraft we owned at September 30, 2017, representing 87 aircraft and 58% of the net book value, are as follows:

Percent of Net Book Value	Customer	Country	Number of Aircraft
Greater than 6% per customer	Avianca Brazil	Brazil	10

3% to 6% per customer	LATAM	Chile	3
	Lion Air	Indonesia	10
	TAP Portugal(1)	Portugal	8
	South African Airways	South Africa	4
	Aerolineas Argentina	Argentina	5
	AirBridgeCargo(2)	Russia	2
	Iberia	Spain	10
	Jet Airways	India	8

Less than 3% per customer	Interjet	Mexico	9
	AirAsia X	Malaysia	2
	Avianca	Colombia	2
	Thai Airways	Thailand	1
	easyJet	United Kingdom	10
	Air Canada	Canada	3
	Total top fifteen customers		87
	All other customers		105
	Total all customers		192

(1)	Combined with an affiliate.

(2)	Guaranteed by Volga-Dnepr Airlines. We have one additional aircraft on lease with an affiliate.
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
See “Liquidity and Capital Resources” below.

RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2017 to the three months ended September 30, 2016:

	Three Months Ended September 30,
	2017	2016
	(Dollars in thousands)
Revenues:
Lease rental revenue	$171,687	$181,975
Finance and sales-type lease revenue	6,412	5,354
Amortization of net lease discounts and lease incentives	(2,388)	(521)
Maintenance revenue	14,507	6,829
Total lease revenue	190,218	193,637
Other revenue	1,193	1,015
Total revenues	191,411	194,652
Operating expenses:
Depreciation	70,018	76,201
Interest, net	60,636	61,797
Selling, general and administrative	17,137	15,985
Impairment of aircraft	—	10,462
Maintenance and other costs	2,572	1,834
Total operating expenses	150,363	166,279
Other income (expense):
Gain (loss) on sale of flight equipment	21,642	(73)
Other	(360)	(210)
Total other income (expense)	21,282	(283)
Income from continuing operations before income taxes and earnings of unconsolidated equity method investments	62,330	28,090
Income tax provision	6,195	2,458
Earnings of unconsolidated equity method investments, net of tax	1,296	1,805
Net income	$57,431	$27,437
Revenues
Total revenues decreased by $3.2 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.
Lease rental revenue. The decrease in lease rental revenue of $10.3 million for the three months ended September 30, 2017, as compared to the same period in 2016, was primarily the result of:

•	a $32.8 million decrease due to the sale of 40 aircraft since September 30, 2016; and

•	a $6.7 million decrease due to lease extensions, amendments, transitions and other changes.
This decrease was partially offset by an increase in revenue of $29.2 million due to the acquisition of 50 aircraft since September 30, 2016.
Finance and sales-type lease revenue. For the three months ended September 30, 2017, $6.4 million of interest income from finance and sales-type leases was recognized, as compared to $5.4 million of interest income from finance and sales-type leases recorded for the same period in 2016, due to the addition of fifteen aircraft, partially offset by the sale of two aircraft, over the last twelve months.

Amortization of net lease discounts and lease incentives consisted of the following:

	Three Months Ended September 30,
	2017	2016
	(Dollars in thousands)
Amortization of lease incentives	$(1,810)	$42
Amortization of lease premiums	(2,266)	(2,894)
Amortization of lease discounts	1,688	2,331
Amortization of net lease discounts and lease incentives	$(2,388)	$(521)
As more fully described above under “Revenues,” lease incentives represent our estimated portion of the lessee’s cost for heavy maintenance, overhaul or replacement of certain high-value components, which are amortized over the life of the related lease. As we enter into new leases, the amortization of lease incentives generally increases and, conversely, if a related lease terminates, the related unused lease incentive liability will reduce the amortization of lease incentives. The increase in amortization of lease incentives of $1.9 million for the three months ended September 30, 2017, as compared to the same period in 2016, was primarily attributable to the reversal of lease incentives associated with one freighter aircraft due to changes in estimate and the reclassification of one aircraft from an operating lease to a finance lease.
Maintenance revenue. For the three months ended September 30, 2017, we recorded $14.5 million of maintenance revenue primarily due to the transition of one narrow-body and one wide-body aircraft of $13.1 million. For the same period in 2016, we recorded $6.8 million of maintenance revenue, including $5.6 million related to maintenance reserves taken into income for three freighter aircraft.
Other revenue. For the three months ended September 30, 2017, we recorded $1.2 million of other revenue, primarily from fees earned from one lessee in connection with the early termination of a lease. For the same period in 2016, we recorded $1.0 million of other revenue.
Operating expenses
Total operating expenses decreased by $15.9 million for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016.
Depreciation expense decreased by $6.2 million for the three months ended September 30, 2017 as compared to the same period in 2016. The decrease is primarily the result of lower depreciation of $18.8 million due to 40 aircraft sold.
This decrease was partially offset by increases of:

•	$11.0 million due to 50 aircraft acquired; and

•	$1.6 million due to changes in asset lives, residual values and other changes.

Interest, net consisted of the following:

	Three Months Ended September 30,
	2017	2016
	(Dollars in thousands)
Interest on borrowings, net of settlements on interest rate derivatives, and other liabilities(1)	$54,527	$57,589
Amortization of interest rate derivatives related to deferred losses	569	705
Amortization of deferred financing fees and debt discount(2)	6,735	4,097
Interest expense	61,831	62,391
Less: Interest income	(1,061)	(546)
Less: Capitalized interest	(134)	(48)
Interest, net	$60,636	$61,797

(1) Includes $1.1 million of loan prepayment fees related to the sale of aircraft during the three months ended September 30, 2017.
(2) Includes $3.0 million in deferred financing fees written off related to the prepayment of debt in connection with the sale of aircraft during the three months ended September 30, 2017.
Interest, net decreased by $1.2 million over the three months ended September 30, 2016. The net decrease is primarily a result of lower interest on borrowings of $3.1 million, primarily due to lower weighted average debt outstanding, and higher interest income of $0.5 million, partially offset by higher amortization of deferred financing fees and debt discount of $2.6 million during the three months ended September 30, 2017 as compared to a year ago.
Selling, general and administrative expenses for the three months ended September 30, 2017 increased by $1.2 million over the same period in 2016.
Impairment of Aircraft. See “Summary of Impairments and Recoverability Assessment” below for a detailed discussion of impairment charges related to certain aircraft.
Other income (expense)
Gain (loss) on sale of flight equipment increased by $21.7 million to $21.6 million for the three months ended September 30, 2017, compared with a loss of $0.1 million for the same period in 2016. During the third quarter of 2017, we sold fifteen aircraft. During the third quarter of 2016, we recorded gains totaling $7.8 million and losses totaling $7.9 million, primarily due to a loss of $5.2 million for a wide-body aircraft’s lease extension classified as a sales-type lease.
Income tax provision
Our provision for income taxes for the three months ended September 30, 2017 and 2016 was $6.2 million and $2.5 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland, Singapore and the United States. The increase in our income tax provision of approximately $3.7 million for the three months ended September 30, 2017, as compared to the same period in 2016, was primarily attributable to changes in operating income subject to tax in Ireland, Singapore, the United States and other jurisdictions.
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
Other comprehensive income
Other comprehensive income consisted of the following:

	Three Months Ended September 30,
	2017	2016
	(Dollars in thousands)
Net income	$57,431	$27,437
Derivative loss reclassified into earnings	569	705
Total comprehensive income	$58,000	$28,142

Other comprehensive income increased by $29.9 million for the three months ended September 30, 2017, as a result of a $30.0 million increase in net income, partially offset by a decrease of $0.1 million in amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.

RESULTS OF OPERATIONS
Comparison of the nine months ended September 30, 2017 to the nine months ended September 30, 2016:

	Nine Months Ended September 30,
	2017	2016
	(Dollars in thousands)
Revenues:
Lease rental revenue	$551,371	$537,670
Finance and sales-type lease revenue	16,363	13,026
Amortization of lease premiums, discounts and incentives	(8,780)	(5,419)
Maintenance revenue	55,738	20,603
Total lease revenue	614,692	565,880
Other revenue	4,526	2,425
Total revenues	619,218	568,305
Operating expenses:
Depreciation	227,446	227,918
Interest, net	185,376	188,490
Selling, general and administrative	55,491	46,883
Impairment of flight equipment	80,430	27,185
Maintenance and other costs	7,846	5,504
Total operating expenses	556,589	495,980
Other income (expense):
Gain on sale of flight equipment	35,926	14,932
Other	(3,069)	(136)
Total other income	32,857	14,796
Income from continuing operations before income taxes and earnings of unconsolidated equity method investments	95,486	87,121
Income tax provision	8,536	8,782
Earnings of unconsolidated equity method investments, net of tax	5,804	5,390
Net income	$92,754	$83,729
Revenues
Total revenues increased by $50.9 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.
Lease rental revenue. The increase in lease rental revenue of $13.7 million for the nine months ended September 30, 2017 as compared to the same period in 2016 was primarily the result of increases in revenue of $102.1 million due to the acquisition of 64 aircraft since September 30, 2016. This increase was partially offset by decreases of:

•	$71.8 million due to the sale of 55 aircraft since September 30, 2016; and

•	$16.6 million due to lease extensions, amendments, transitions and other changes.
Finance and sales-type lease revenue. For the nine months ended September 30, 2017, $16.4 million of interest income from finance and sales-type leases was recognized as compared to $13.0 million of interest income from finance and sales-type leases recorded for the same period in 2016 due to the addition of fifteen aircraft, partially offset by the sale of two aircraft, over the last twelve months.

Amortization of net lease premiums, discounts and lease incentives.

	Nine Months Ended September 30,
	2017	2016
	(Dollars in thousands)
Amortization of lease incentives	$(7,124)	$(3,989)
Amortization of lease premiums	(7,935)	(8,571)
Amortization of lease discounts	6,279	7,141
Amortization of lease premiums, discounts and incentives	$(8,780)	$(5,419)
As more fully described above under “Revenues,” lease incentives represent our estimated portion of the lessee’s cost for heavy maintenance, overhaul or replacement of certain high-value components which is amortized over the life of the related lease. As we enter into new leases, the amortization of lease incentives generally increases and, conversely, if a related lease terminates, the related unused lease incentive liability will reduce the amortization of lease incentives. The increase in amortization of lease incentives of $3.1 million for the nine months ended September 30, 2017 as compared to the same period in 2016 was primarily attributable to the reversal of lease incentives associated with two freighter aircraft due to changes in estimate and the reclassification of one aircraft from an operating lease to a finance lease.
Maintenance revenue. For the nine months ended September 30, 2017, we recorded $55.7 million of maintenance revenue primarily due to the transition of four narrow-body, four wide-body and one freighter aircraft for $50.6 million. For the same period in 2016, we recorded $20.6 million of maintenance revenue from one scheduled lease termination for $6.9 million and maintenance reserves taken into income for three freighter aircraft and one wide-body aircraft totaling $13.2 million.
Other revenue. For the nine months ended September 30, 2017, we recorded $4.5 million of other revenue, primarily from fees earned from two lessees in connection with the early terminations of two leases. For the same period in 2016, we recorded $2.4 million of other revenue.
Operating expenses
Total operating expenses increased by $60.6 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.
Depreciation expense decreased by $0.5 million for the nine months ended September 30, 2017 as compared to the same period in 2016. The decrease is primarily the result of lower depreciation of $44.0 million due to 55 aircraft sold.
This decrease was partially offset by increases of:

•	$40.2 million due to 64 aircraft acquisitions, and;

•	$3.3 million due to changes in asset lives, residual values and other changes.

Interest, net consisted of the following:

	Nine Months Ended September 30,
	2017	2016
	(Dollars in thousands)
Interest on borrowings and other liabilities(1)	$170,225	$166,692
Amortization of interest rate derivatives related to deferred losses	1,725	9,074
Amortization of deferred financing fees and debt discount(2)	15,860	13,567
Interest expense	187,810	189,333
Less: Interest income	(2,089)	(768)
Less: Capitalized interest	(345)	(75)
Interest, net	$185,376	$188,490

(1)	Includes $2.1 million and $1.5 million of loan prepayment fees related to the sale of aircraft during the nine months ended September 30, 2017 and 2016, respectively.

(2)
Includes $4.0 million and $2.0 million in deferred financing fees written off related to the prepayment of debt in connection with the sale of aircraft during the nine months ended September 30, 2017 and 2016, respectively.

Interest, net decreased by $3.1 million as compared to the nine months ended September 30, 2016. The net decrease is primarily a result of lower amortization of deferred losses on terminated interest rate derivatives of $7.3 million and higher interest income of $1.3 million, partially offset by higher interest on borrowings of $3.5 million, primarily due to higher weighted average debt outstanding during the nine months ended September 30, 2017 and higher amortization of deferred financing fees and debt discount of $2.3 million as compared to a year ago.
Selling, general and administrative expenses for the nine months ended September 30, 2017 increased $8.6 million over the same period in 2016, primarily as a result of $5.1 million of separation and disability compensation expense related to our former Chief Executive Officer under the terms of his employment and share-based award agreements.
Impairment of Aircraft. See “Summary of Impairments and Recoverability Assessment” below for a detailed discussion of impairment charges related to certain aircraft.
Maintenance and other costs were $7.8 million for the nine months ended September 30, 2017, an increase of $2.3 million over the same period in 2016. The net increase is primarily related to higher maintenance costs of $2.2 million related to terminations and transitions for the nine months ended September 30, 2017 versus the same period in 2016.
Other income (expense)
Gain on sale of flight equipment increased by $21.0 million to $35.9 million for the nine months ended September 30, 2017, as compared to gains of $14.9 million for the same period in 2016. During the nine months ended September 30, 2017, we sold 29 aircraft. During the nine months ended September 30, 2016, we recorded gains totaling $26.7 million that were offset by losses totaling $11.8 million, including a loss of $5.2 million for a wide-body aircraft’s lease extension classified as a sales-type lease.
Income tax provision
Our provision for income taxes for the nine months ended September 30, 2017 and 2016 was $8.5 million and $8.8 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland, Singapore and the United States. The decrease in our income tax provision of approximately $0.2 million for the nine months ended September 30, 2017 as compared to the same period in 2016 was primarily attributable to changes in operating income subject to tax in Ireland, Singapore, the United States and other jurisdictions.
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

Other comprehensive income

	Nine Months Ended September 30,
	2017	2016
	(Dollars in thousands)
Net income	$92,754	$83,729
Net change in fair value of derivatives, net of tax expense of $0 for both periods presented	—	(1)
Derivative loss reclassified into earnings	1,725	9,074
Total comprehensive income	$94,479	$92,802
Other comprehensive income increased by $1.7 million for the nine months ended September 30, 2017, as a result of a $9.0 million increase in net income, partially offset by a decrease of $7.3 million in amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.
Summary of Recoverability Assessment and Other Impairments
Transactional Impairments
During the second quarter of 2017, we entered into agreements to sell two Boeing 747-400 production freighter aircraft at the end of their respective leases and one older Boeing 747-400 converted freighter aircraft to its lessee, resulting in impairment charges totaling $79.2 million, partially offset by maintenance revenue of $13.5 million. During the third quarter of 2017, we sold one production freighter and one converted freighter aircraft. We expect to sell one production freighter aircraft in the first quarter of 2018.
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
Aircraft Monitoring List
At September 30, 2017, we considered one Boeing 747-400 production freighter model and five Airbus A330 passenger aircraft with a total net book value of $407.3 million, or 6.8%, to be more susceptible to failing our recoverability assessments due to their sensitivity to changes in contractual cash flows, future cash flow estimates and aircraft residual or scrap values.
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
During the first nine months of 2017, we met our liquidity and capital resource needs with $393.5 million of cash flow from operations, $500.0 million in gross proceeds from the issuance of our Senior Notes due 2024 and $765.0 million of cash from aircraft sales.
As of September 30, 2017, the weighted-average maturity of our secured and unsecured debt financings was 3.9 years and we are in compliance with all applicable covenants.
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

Cash Flows

	Nine Months Ended September 30,
	2017	2016
	(Dollars in thousands)
Net cash flow provided by operating activities	$393,458	$367,413
Net cash flow provided by (used in) investing activities	173,821	(395,533)
Net cash flow (used in) provided by financing activities	(392,911)	484,326
Operating Activities:
Cash flow provided by operations was $393.5 million and $367.4 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in cash flow provided by operations of approximately $26.0 million for the nine months ended September 30, 2017 versus the same period in 2016 was primarily a result of:

•	a $30.7 million increase in cash received from maintenance revenue;

•	a $12.0 million increase in cash from lease rentals, net of finance and sales-type leases; and

•	a $9.3 million decrease in cash paid for taxes.
These inflows were offset by a $10.9 million decrease in cash from working capital and a $14.8 million increase in cash paid for interest.
Investing Activities:
Cash flow provided by investing activities was $173.8 million for the nine months ended September 30, 2017 as compared to cash flow used in investing activities of $395.5 million for the nine months ended September 30, 2016. The net increase in cash flow provided by investing activities of $569.4 million for the nine months ended September 30, 2017 versus the same period in 2016 was primarily a result of:

•	a $280.1 million net decrease in the acquisition and improvement of flight equipment and net investments in finance and sales-type leases;

•	a $276.2 million increase in proceeds from the sale of flight equipment; and
•a $12.7 million decrease in unconsolidated equity method investments.
Financing Activities:
Cash flow used in financing activities was $392.9 million for the nine months ended September 30, 2017 as compared to cash flow provided by financing activities of $484.3 million for the nine months ended September 30, 2016. The net increase in cash flow used in financing activities of $877.2 million for the nine months ended September 30, 2017 versus the same period in 2016 was primarily a result of:

•	a $499.4 million decrease in proceeds from secured and unsecured financings;

•	a $363.3 million increase in securitization and term debt financing repayments; and

•	a $52.4 million increase in maintenance and security deposits returned, net of deposits received.
These outflows were partially offset by a $31.7 million decrease in shares repurchased and an $8.7 million decrease in deferred financing costs.

Debt Obligations
For complete information on our debt obligations, please refer to Note 7 - “Secured and Unsecured Debt Financings” in the Notes to Unaudited Consolidated Financial Statements above.
Contractual Obligations
Our contractual obligations consist of principal and interest payments on debt, payments on interest rate derivatives, other aircraft acquisition agreements and rent payments related to our office leases. Total contractual obligations increased to $6.86 billion at September 30, 2017 from $6.50 billion at December 31, 2016 due primarily to an increase in purchase obligations for aircraft to be acquired, partially offset by the amortization of our other financings.
The following table presents our actual contractual obligations and their payment due dates as of September 30, 2017:

	Payments Due by Period as of September 30, 2017
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	More than 5 years
	(Dollars in thousands)
Principal payments:
Senior Notes due 2018 - 2024	$3,200,000	$—	$1,200,000	$1,000,000	$1,000,000
Unsecured Term Loan	120,000	—	120,000	—	—
Revolving Credit Facilities	—	—	—	—	—
ECA Financings	236,879	38,071	80,321	80,475	38,012
Bank Financings	652,138	76,123	134,734	125,244	316,037
Total principal payments	4,209,017	114,194	1,535,055	1,205,719	1,354,049

Interest payments on debt obligations(1)	827,298	211,809	356,308	178,026	81,155
Office leases(2)	21,335	1,259	4,971	4,901	10,204
Purchase obligations(3)	1,803,810	896,818	765,349	141,643	—
Total	$6,861,460	$1,224,080	$2,661,683	$1,530,289	$1,445,408

(1)	Future interest payments on variable rate, LIBOR-based debt obligations are estimated using the interest rate in effect at September 30, 2017.

(2)	Represents contractual payment obligations for our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.

(3)
At September 30, 2017, we had commitments to acquire 64 aircraft for $1.80 billion, including 25 new E-Jet E2 aircraft from Embraer S.A. These amounts include estimates for pre-delivery deposits, contractual price escalation and other adjustments. As of October 31, 2017, we have commitments to acquire 55 aircraft for $1.68 billion.

Capital Expenditures
From time to time, we make capital expenditures to maintain or improve our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the nine months ended September 30, 2017 and 2016, we incurred a total of $24.4 million and $27.0 million, respectively, of capital expenditures (including lease incentives) related to the acquisition and improvement of aircraft.
As of September 30, 2017, the weighted average age by net book value of our aircraft was approximately 8.7 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Our lease agreements call for the lessee to be primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.
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
We hold a 30% equity interest in our Lancaster joint venture and a 25% equity interest in our IBJ Air joint venture. At September 30, 2017, the net book value of our two joint ventures’ thirteen aircraft was approximately $661 million.
Foreign Currency Risk and Foreign Operations
At September 30, 2017, all of our leases are payable to us in U.S. dollars. However, we incur Euro and Singapore dollar-denominated expenses in connection with our subsidiaries in Ireland and Singapore. For the nine months ended September 30, 2017, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated approximately $14.2 million in U.S. dollar equivalents and represented approximately 26% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, our international operations and our exposure to foreign currency risk will likely increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases, we may enter into hedging transactions in the future to mitigate this risk. For the nine months ended September 30, 2017 and 2016, we incurred insignificant net gains and losses on foreign currency transactions.
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

The table below shows the reconciliation of net income to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Net income	$57,431	$27,437	$92,754	$83,729
Depreciation	70,018	76,201	227,446	227,918
Amortization of lease premiums, discounts and incentives	2,388	521	8,780	5,419
Interest, net	60,636	61,797	185,376	188,490
Income tax provision	6,195	2,458	8,536	8,782
EBITDA	196,668	168,414	522,892	514,338
Adjustments:
Impairment of flight equipment	—	10,462	80,430	27,185
Non-cash share-based payment expense	2,506	2,059	10,636	5,796
Loss on mark-to-market of interest rate derivative contracts	361	210	3,073	141
Adjusted EBITDA	$199,535	$181,145	$617,031	$547,460
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
The table below shows the reconciliation of net income to ANI for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Net income	$57,431	$27,437	$92,754	$83,729
Loan termination fee(1)	1,070	—	2,058	1,509
Loss on mark-to-market of interest rate derivative contracts(2)	361	210	3,073	141
Write-off of deferred financing fees(1)	3,019	—	4,005	1,972
Non-cash share-based payment expense(3)	2,506	2,059	10,636	5,796
Hedge loss amortization charges (1)	—	—	—	4,855
Adjusted net income	$64,387	$29,706	$112,526	$98,002

(1) Included in Interest, net.
(2) Included in Other income (expense).
(3) Included in Selling, general and administrative expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
Weighted-average shares:	2017	2016	2017	2016
Common shares outstanding	78,237,199	77,989,933	78,197,091	78,230,011
Restricted common shares	569,617	680,249	569,453	646,299
Total weighted-average shares	78,806,816	78,670,182	78,766,544	78,876,310

	Three Months Ended September 30,		Nine Months Ended September 30,
Percentage of weighted-average shares:	2017	2016	2017	2016
Common shares outstanding	99.28%	99.14%	99.28%	99.18%
Restricted common shares(1)	0.72%	0.86%	0.72%	0.82%
Total percentage of weighted-average shares	100.00%	100.00%	100.00%	100.00%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted-average common shares outstanding – Basic	78,237,199	77,989,933	78,197,091	78,230,011
Effect of dilutive shares(2)	137,810	32,235	169,053	35,804
Weighted average common shares outstanding – Diluted	78,375,009	78,022,168	78,366,144	78,265,815

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share amounts)
Adjusted net income allocation:
Adjusted net income	$64,387	$29,706	$112,526	$98,002
Less: Distributed and undistributed earnings allocated to restricted common shares(2)	(465)	(257)	(814)	(803)
Adjusted net income allocable to common shares – Basic and Diluted	$63,922	$29,449	$111,712	$97,199

Adjusted net income per common share – Basic and Diluted	$0.82	$0.38	$1.43	$1.24

(1)
For the three months ended September 30, 2017 and 2016, distributed and undistributed earnings to restricted shares were 0.72% and 0.86%, respectively, of net income. For the nine months ended September 30, 2017 and 2016, distributed and undistributed earnings to restricted shares were 0.72% and 0.82%, respectively, of net income. The amount of restricted share forfeitures for all periods present is immaterial to the allocation of distributed and undistributed earnings.

(2)	For all periods presented, dilutive shares represented contingently issuable shares.
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
A hypothetical 100-basis point increase/decrease in our variable interest rates would increase/decrease the minimum contracted rentals on our portfolio as of September 30, 2017 by $2.3 million and $2.3 million, respectively, over the next twelve months. As of September 30, 2017, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $3.9 million and $5.3 million, respectively, net of amounts received from our interest rate derivatives, over the next twelve months. In September 2016, we purchased an interest rate cap for $2.3 million to hedge approximately 70% of our floating rate interest exposure. The interest rate cap is set at 2% and has a current notional balance of $405.0 million and reduces over time to $215.0 million. The cap matures in September 2021.

ITEM 4.	CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2017. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Issuer Purchases of Equity Securities
In February 2016, our Board of Directors authorized the repurchase of $100.0 million of the Company’s common shares. During the third quarter of 2017, we purchased our common shares as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(Dollars in thousands, except per share amounts)
July 1 through July 31	—	$—	—	$95,888
August 1 through August 31	104,594	0.01	—	95,888
September 1 through September 30	—	—	—	95,888
Total	104,594	$0.01	—	$95,888

(1)	Under our current repurchase program, we have repurchased an aggregate of 217,574 common shares at an aggregate cost of $4.1 million, including commissions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-134669) filed on July 25, 2006).

3.2	Amended Bye-laws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3 (No. 333-182242) filed on June 20, 2012).

4.1	Specimen Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-134669) filed on July 25, 2006).

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

10.1
Separation Agreement, dated June 30, 2017, between Aircastle Advisor LLC and Ron Wainshal (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2017). #

10.2	Aircastle Limited Amended and Restated 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 25, 2017).

10.3	Form of Employment Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 8, 2017). #

10.4	Amendment No. 4 to Purchase Agreement COM0270-15, dated as of August 11, 2017, by and between Aircastle Holding Corporation and Embraer S.A. *Ø

10.5	Amendment No. 2 to Letter Agreement COM0271-15 in Purchase Agreement COM0270-15, dated as of August 11, 2017, by and between Aircastle Holding Corporation and Embraer S.A. *Ø

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

Exhibit No.	Description of Exhibit

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	Owned Aircraft Portfolio at September 30, 2017. *

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and (v) Notes to Unaudited Consolidated Financial Statements. *

#    Management contract or compensatory plan or arrangement.
*    Filed herewith.
Ø    Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 2, 2017

AIRCASTLE LIMITED
(Registrant)
By:	/s/ Jose Maronilla, Jr.
Jose Maronilla, Jr.
Chief Accounting Officer and Authorized Officer