Form 10-K
period 2017-12-31
Aircastle LTD
filed 2018-02-13
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2017
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number 001-32959
AIRCASTLE LIMITED
(Exact name of Registrant as Specified in its Charter)

Bermuda	98-0444035
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
c/o Aircastle Advisor LLC
201 Tresser Boulevard, Suite 400, Stamford, CT 06901
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code:    (203) 504-1020
______________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, par value $0.01 per share	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the Registrant’s Common Shares based upon the closing price on the New York Stock Exchange on June 30, 2017 (the last business day of registrant’s most recently completed second fiscal quarter), beneficially owned by non-affiliates of the Registrant was approximately $1.04 billion. For purposes of the foregoing calculation, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and executive officers and shareholders owning 10% or more of the outstanding common shares of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.
As of February 8, 2018, there were 78,676,917 outstanding shares of the registrant’s common shares, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE

Documents of Which Portions Are Incorporated by Reference	Parts of Form 10-K into Which Portion Of Documents Are Incorporated
Proxy Statement for Aircastle Limited	Part III
2018 Annual General Meeting of Shareholders	(Items 10, 11, 12, 13 and 14)

SAFE HARBOR STATEMENT UNDER THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
All statements included or incorporated by reference in this Annual Report on Form 10-K (this “Annual Report”), other than characterizations of historical fact, are forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not necessarily limited to, statements relating to our ability to acquire, sell, lease or finance aircraft, raise capital, pay dividends, and increase revenues, earnings, EBITDA, Adjusted EBITDA and Adjusted Net Income and the global aviation industry and aircraft leasing sector. Words such as “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “may,” “will,” “would,” “could,” “should,” “seeks,” “estimates” and variations on these words and similar expressions are intended to identify such forward-looking statements. These statements are based on our historical performance and that of our subsidiaries and on our current plans, estimates and expectations and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements; Aircastle can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any such forward-looking statements which are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this Annual Report. These risks or uncertainties include, but are not limited to, those described from time to time in Aircastle’s filings with the Securities and Exchange Commission (“SEC”), including as described in Item 1A, and elsewhere in this report. In addition, new risks and uncertainties emerge from time to time, and it is not possible for Aircastle to predict or assess the impact of every factor that may cause its actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this Annual Report. Aircastle expressly disclaims any obligation to revise or update publicly any forward-looking statement to reflect future events or circumstances.
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
The information on the Company’s website is not part of, or incorporated by reference, into this Annual Report, or any other report we file with, or furnish to, the SEC.

PART I.
ITEM 1. BUSINESS
Unless the context suggests otherwise, references in this Annual Report to “Aircastle,” the “Company,” “we,” “us,” or “our” refer to Aircastle Limited and its subsidiaries. References in this Annual Report to “Aircastle Bermuda” refer to Aircastle Holding Corporation Limited and its subsidiaries. Throughout this Annual Report, when we refer to our aircraft, we include aircraft that we have transferred into grantor trusts or similar entities for purposes of financing such assets through securitizations and term financings. These grantor trusts or similar entities are consolidated for purposes of our financial statements. All amounts in this Annual Report are expressed in U.S. dollars and the financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).
Aircastle acquires, leases, and sells commercial jet aircraft to airlines throughout the world. As of December 31, 2017, we owned and managed on behalf of our joint ventures 236 aircraft leased to 81 lessees located in 43 countries. Our aircraft are managed by an experienced team based in the United States, Ireland and Singapore. Our aircraft are subject to net leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs. In many cases, however, we are obligated to pay a portion of specified maintenance or modification costs. As of December 31, 2017, the net book value of our flight equipment (including flight equipment held for lease and net investment in finance and sales-type leases, or “net book value”) was $6.73 billion compared to $6.51 billion at the end of 2016. Our revenues and net income for the year ended December 31, 2017 were $796.6 million and $147.9 million, respectively, and for the fourth quarter of 2017 were $177.4 million and $55.1 million, respectively.
Growth in commercial air traffic is broadly correlated with world economic activity. In recent years, commercial air traffic growth has expanded at a rate 1.5 to 2 times that of global GDP growth. The expansion of air travel has driven a rise in the world aircraft fleet. There are currently approximately 21,000 commercial mainline passenger and freighter aircraft in operation worldwide. This fleet is expected to continue expanding at a three to four percent average annual rate over the next twenty years. Aircraft leasing companies own approximately 42% of the world’s commercial jet aircraft.
Notwithstanding the sector’s long-term growth, the aviation markets have been, and are expected to remain, subject to economic variability due to changes in macroeconomic variables, such as fuel price levels and foreign exchange rates. The aviation industry is also susceptible to external shocks, such as regional conflicts and terrorist events. Mitigating these risks is the portability of the assets, allowing aircraft to be redeployed to locations where demand is higher.
Air traffic data for the past several years has shown strong passenger market growth.  According to the International Air Transport Association, during 2017, global passenger traffic increased 7.6% compared to 2016. During 2017, air cargo traffic increased 9.0% compared to 2016.
Demand for air travel varies considerably by region. Emerging market economies have generally been experiencing greater increases in air traffic, driven by rising levels of per capita income. Air traffic growth is also being driven by the proliferation of low cost carriers, which have stimulated demand through lower prices. Mature markets, such as North America and Western Europe, are likely to grow more slowly in tandem with their economies. Airlines operating in areas with political instability or weakening economies are under pressure, and their near-term outlook is more uncertain. On balance, we believe air travel will increase over time and, as a result, we expect demand for modern aircraft will continue to remain strong over the long-term.
Fuel prices and interest rates have had a substantial effect on our industry. The price of oil dropped by $67 to $36 per barrel in the four years prior to December 2015. This allowed airlines to reduce ticket prices and stimulate aircraft traffic while retaining enough of this benefit to achieve record profit levels. A low interest rate environment and the strong overall performance of the aircraft financing sector attracted significant new capital, increasing competition for new investments. The downward trend in fuel prices and interest rates appears to have ended as fuel prices started rising in 2016. In 2017, the price of fuel has averaged approximately $52 per barrel. Likewise, interest rates have started to rise in the U.S., with Federal Reserve guidance suggesting multiple future rate hikes in the Federal Funds rate in 2018.
Capital availability for aircraft has varied over time, and we consider this variability to be a basic characteristic of our business. If pursued properly, this represents an important source of opportunity. Strong U.S. debt capital market conditions benefit borrowers by permitting access to financing at historic lows while export credit agency (“ECA”) availability has been curtailed, both in the U.S. and in Europe, due to political issues. Commercial bank debt continues to play a critical role for aircraft finance, although we believe regulatory pressures may limit its role over time.
While financial market conditions remain attractive, geopolitical issues may increase capital costs and limit availability going forward. We believe these market forces should generate attractive additional investment and trading opportunities for which we are well placed to capitalize given our access to different financing sources, our limited capital commitments and our reputation as a reliable trading partner. Over the longer term, our strategy is to achieve an investment grade credit rating, which we believe will reduce our borrowing costs and enable more reliable access to debt capital throughout the business cycle.
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
Competitive Strengths
We believe that the following competitive strengths will allow us to capitalize on future growth opportunities in the global aviation industry:

•
Diversified portfolio of modern aircraft. We have a portfolio of modern aircraft that is diversified with respect to lessees, geographic markets, lease maturities and aircraft types. As of December 31, 2017, our aircraft portfolio consisted of 236 aircraft, comprising a variety of aircraft types leased to 81 lessees located in 43 countries and lease expirations for our owned aircraft are well dispersed, with a weighted-average remaining lease term of 5.0 years. This provides the company with a long-dated base of contracted revenues. We believe our focus on portfolio diversification reduces the risks associated with individual lessee defaults and adverse geopolitical or economic issues, and results in generally predictable cash flows.

•
Flexible, disciplined acquisition approach and broad investment sourcing network. Since our formation, we have acquired 430 aircraft for approximately $14.0 billion. Our investment strategy is to seek out the best risk-adjusted return opportunities across the commercial jet market, so our acquisition targets vary with market opportunities. We source our acquisitions through well-established relationships with airlines, other aircraft lessors, manufacturers, financial institutions and other aircraft owners. Since our formation in 2004, we built our aircraft portfolio through more than 155 transactions with 88 counterparties.

•
Significant experience in successfully selling aircraft throughout their life cycle. Since our formation, we sold 206 aircraft for approximately $4.9 billion. These sales produced net gains of $286 million and involved a wide range of aircraft types and buyers. Our team is adept at managing and executing the sale of aircraft. We sold 140 aircraft that were over fourteen years old at the time of sale; many of these being sold on a part-out disposition basis, where the airframe and engines may be sold to various buyers. We believe our competence in selling older aircraft is an essential portfolio management skill and one of the capabilities that sets us apart from many of our larger competitors.

•
Strong capital raising track record and access to a wide range of financing sources. Aircastle is a publicly listed company, and our shares have traded on the New York Stock Exchange (“NYSE”) since 2006. Since our inception in late 2004, we raised approximately $1.7 billion in equity capital from private and public investors. Our largest shareholder is Marubeni Corporation (“Marubeni”), with whom we maintain a strong, strategic relationship. We also obtained $13.4 billion in debt capital from a variety of sources including the unsecured bond market, commercial banks, export credit agency-backed debt, and the aircraft securitization market. The diversity and global nature of our financing sources demonstrates our ability to adapt to changing market conditions and seize new opportunities.

•
Our capital structure is long-dated and provides investment flexibility. Our business is currently financed under debt financings with a weighted-average debt maturity of 3.5 years. We also have $635 million available from unsecured revolving credit facilities that expire in 2019 and 2020, thereby limiting our near-term financial markets exposure. Given our relatively limited future capital commitments, we have the resources to take advantage of future investment opportunities. Our access to the unsecured bond market and our unsecured revolving lines of credit, due to our large unencumbered asset base, allow us to pursue a flexible and opportunistic investment strategy.

•
Experienced management team with significant expertise. Each member of our management team has more than twenty years of industry experience and we have expertise in the acquisition, leasing, financing, technical management, restructuring/repossession and/or sale of aviation assets. This experience spans several industry cycles and a wide range of business conditions and is global in nature. We believe our management team is highly qualified to manage and grow our aircraft portfolio and to address our long-term capital needs.

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

Business Strategy
Aircraft owners have benefited from the low interest rate environment in recent years. Particularly strong conditions in the debt capital markets have provided select borrowers, including Aircastle, access to attractively priced, flexible financing. This provides us a competitive advantage over many airlines and lessors that lack similar access. Geopolitical and macroeconomic events may increase the cost of capital and limit its availability in the future, which may provide more attractive investment opportunities for Aircastle.
We plan to grow our business and profits over the long-term while maintaining a countercyclical orientation, a bias towards limiting long-dated capital commitments and maintaining a conservative and flexible capital structure. Our business strategy entails the following elements:

•
Pursuing a disciplined and differentiated investment strategy. In our view, aircraft values change in different ways over time. We carefully evaluate investments across different aircraft models, ages, lessees and acquisition sources and re-evaluate these choices as market conditions and relative investment values change. We believe the financing flexibility offered through unsecured debt and our team’s experience with a wide range of asset types provides us with a competitive advantage. We view orders from equipment manufacturers to be part of our investment opportunity set, but choose to keep our long term capital commitments limited.

•
Originating investments from many different sources across the globe. Our strategy is to seek out worthwhile investments by leveraging our team’s wide range of contacts. We utilize a multi-channel approach to sourcing acquisitions and have purchased aircraft from a large number of airlines, lessors, original equipment manufacturers, lenders and other aircraft owners. Since our formation in 2004, we have acquired aircraft from 88 different sellers.

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

•
Maintaining efficient access to capital from a wide set of sources while targeting an investment grade credit rating. We believe the aircraft investment market is influenced by the business cycle. Our strategy is to increase our purchase activity when prices are low and to emphasize asset sales when competition for assets is high. To implement this approach, we believe it is important to maintain access to a wide variety of financing sources. Our objective is to improve our corporate credit ratings to an investment grade level by maintaining strong portfolio and capital structure metrics while achieving a critical size through accretive growth. We believe improving our credit rating will not only reduce our borrowing costs, but also facilitate more reliable access to both secured and unsecured debt capital throughout the business cycle.

•
Leveraging our strategic relationships. We intend to capture the benefits provided through the extensive global contacts and relationships maintained by Marubeni, which is our biggest shareholder and one of the largest Japanese trading companies. Marubeni has enabled greater access to Japanese-based financing and helped source and develop our joint venture with the leasing arm of the Industrial Bank of Japan, Limited (“IBJL”). We also have a joint venture (“Lancaster”) with Ontario Teachers' Pension Plan (“Teachers'”), currently our second largest shareholder.

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

•
Intending to pay quarterly dividends to our shareholders based on the Company’s sustainable earnings levels. Aircastle has paid dividends each quarter since our initial public offering in 2006. On October 31, 2017, our Board of Directors declared a regular quarterly dividend of $0.28 per common share, or an aggregate of $22.0 million for the three months ended December 31, 2017, which was paid on December 15, 2017 to holders of record on November 30, 2017. These dividend amounts may not be indicative of any future dividends. Our ability to pay quarterly dividends will depend upon many factors, including those as described in Item 1A. “Risk Factors” and elsewhere in this Annual Report.

Declaration Date	Dividend per Common Share	Aggregate Dividend Amount	Record Date	Payment Date
		(Dollars in thousands)
October 31, 2017	$0.28	$22,039	November 30, 2017	December 15, 2017
August 4, 2017	$0.26	$20,464	August 31, 2017	September 15, 2017
May 2, 2017	$0.26	$20,482	May 31, 2017	June 15, 2017
February 9, 2017	$0.26	$20,466	February 28, 2017	March 15, 2017
October 28, 2016	$0.26	$20,434	November 29, 2016	December 15, 2016
August 2, 2016	$0.24	$18,872	August 26, 2016	September 15, 2016
May 2, 2016	$0.24	$18,915	May 31, 2016	June 15, 2016
February 9, 2016	$0.24	$18,915	February 29, 2016	March 15, 2016
October 30, 2015	$0.24	$19,377	November 30, 2015	December 15, 2015
August 4, 2015	$0.22	$17,860	August 31, 2015	September 15, 2015
May 4, 2015	$0.22	$17,863	May 29, 2015	June 15, 2015
February 17, 2015	$0.22	$17,860	March 6, 2015	March 13, 2015
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
Our objective is to develop and maintain a diverse operating lease portfolio. We review our operating lease portfolio to sell aircraft opportunistically, to manage our portfolio diversification and to exit from aircraft investments when we believe selling will achieve better expected risk-adjusted cash flows than reinvesting in and re-leasing the aircraft. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Acquisitions and Sales.”
We have an experienced acquisition and sales team based in Stamford, Connecticut; Dublin, Ireland and Singapore that maintains strong relationships with a wide variety of market participants throughout the world. We believe that our seasoned personnel and extensive industry contacts facilitate our access to acquisition and sales opportunities and that our strong operating track record facilitates our access to debt and equity capital markets.
Potential investments and sales are evaluated by teams comprised of marketing, technical, risk management, finance and legal professionals. These teams consider a variety of aspects before we commit to purchase or sell an aircraft, including price, specification/configuration, age, condition and maintenance history, operating efficiency, lease terms, financial condition and liquidity of the lessee, jurisdiction, industry trends and future redeployment potential and values. We believe that utilizing a cross-functional team of experts to consider investment parameters helps us assess more completely the overall risk and return profile of potential acquisitions and helps us move forward expeditiously on letters of intent and acquisition documentation.
Finance
We believe that cash on hand, payments received from lessees and other funds generated from operations, unsecured borrowings, borrowings from our revolving credit facilities, secured borrowings for aircraft, and other borrowings and proceeds from future aircraft sales will be sufficient to satisfy our liquidity and capital resource needs over the next twelve months. We may repay all or a portion of such borrowings from time to time with the net proceeds from subsequent long-term debt financings, additional equity offerings or cash generated from operations and asset sales. Therefore, our ability to execute our business strategy, particularly the acquisition of additional commercial jet aircraft or other aviation assets, depends to a significant degree on our ability to obtain additional debt and equity capital on terms we deem attractive.

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
Aircraft Leases
Nearly all of our aircraft are contracted on operating leases. Under an operating lease, we retain the benefit, and bear the risk, of re-leasing and of the residual value of the aircraft at the end of the lease. Operating leasing can be an attractive alternative to ownership for an airline because leasing increases an airline's fleet flexibility, requires lower capital commitments, and significantly reduces aircraft residual value risks for the airline. Under an operating lease, the lessee agrees to lease an aircraft for a fixed term, although certain of our operating leases allow the lessee the option to extend the lease for an additional term or, in rare cases, terminate the lease prior to its expiration. As a percentage of lease rental revenue for the year ended December 31, 2017, our four largest customers, Lion Air, Avianca Brazil, LATAM Airlines Group and South African Airways, accounted for 7%, 7%, 6% and 5%, respectively.
The scheduled maturities of our aircraft leases by aircraft type grouping currently are as follows, taking into account lease placement and renewal commitments as of February 8, 2018:

	2018	2019	2020	2021	2022	2023	2024	2025	2026	2027	2028	2029	Sale Agreement	Total
A319/A320/A321	2	10	17	23	10	17	17	1	2	2	2	—	14	117
A330-200/300	—	2	1	5	1	1	3	2	2	4	—	—	—	21
737-700/800/900ER	2	10	10	7	16	6	5	4	2	3	—	3	2	70
777-200ER/300ER	—	—	—	—	—	1	—	2	2	1	—	—	1	7
E195	—	—	—	—	—	3	2	—	—	—	—	—	—	5
Freighters	—	—	—	—	—	1	1	—	—	—	1	—	1	4
Total	4	22	28	35	27	29	28	9	8	10	3	3	18	224
2018 Lease Expirations and Lease Placements
We began 2018 with eight aircraft having scheduled lease expirations in 2018 and one off-lease aircraft. As of February 8, 2018, we have agreements to lease four and to sell one of these aircraft. The remaining four aircraft, which account for 1.3% of our net book value at December 31, 2017, represent our best estimate for the aircraft which we will need to place on lease or sell this year.

2019-2022 Lease Expirations and Lease Placements
Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in the period 2019-2022, representing the percentage of our net book value at December 31, 2017, specified below:

•	2019: 22 aircraft, representing 8%;

•	2020: 28 aircraft, representing 9%;

•	2021: 35 aircraft, representing 13%; and

•	2022: 27 aircraft, representing 10%.
Lease Payments and Security. Each of our leases requires the lessee to pay periodic rentals during the lease term. As of December 31, 2017, rentals on more than 93% of our leases then in effect, as a percentage of net book value, are fixed and do not vary according to changes in interest rates. For the remaining leases, rentals are payable on a floating interest-rate basis. Virtually all lease rentals are payable monthly in advance, and all lease rentals are payable in U.S. dollars.
Under our leases, the lessee must pay operating expenses accrued or payable during the term of the lease, which normally include maintenance, overhaul, fuel, crew, landing, airport and navigation charges, certain taxes, licenses, consents and approvals, aircraft registration and insurance premiums. Typically, the lessee is required to make payments for heavy maintenance, overhaul or replacement of certain high-value components of the aircraft. These maintenance payments are based on hours or cycles of utilization or on calendar time, depending upon the component, and are required to be made monthly in arrears or at the end of the lease term. Our determination of whether to permit a lessee to make a single maintenance payment at the end of the lease term, or requiring such payments to be made monthly, depends on a variety of factors, including the creditworthiness of the lessee, the amount of security deposit which may be provided by the lessee and market conditions at the time. If a lessee is making monthly maintenance payments, we would typically be obligated to use the funds paid by the lessee during the lease term to reimburse the lessee for costs they incur for heavy maintenance, overhaul or replacement of certain high-value components, usually following completion of the relevant work. If a lease requires an end of lease term maintenance payment, typically the lessee would be required to pay us for its utilization of the aircraft during the lease. In some cases, however, we may owe a net payment to the lessee in the event heavy maintenance is performed and the aircraft is returned to us in better condition than at lease inception.
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
We source and service investments for Lancaster and IBJ Air and provide marketing, asset management and administrative services to them. We are paid market based fees for these services, which are recorded in Other revenue in our Consolidated Statements of Income.
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
Competition for aircraft acquisitions comes from many sources, ranging from large established aircraft leasing companies to smaller players and new entrants. Competition has increased across most asset types and has drawn many new investors to our business.
Larger lessors are generally more focused on acquiring new aircraft via purchase and lease-back transactions with airlines and through direct orders with the original equipment manufacturers. These larger lessors include GE Capital Aviation Services, AerCap Holdings, Air Lease Corporation, Aviation Capital Group, SMBC Aviation Capital, BOC Aviation and Avolon Holdings/Bohai Leasing. In addition, several major Asian financial institutions' leasing subsidiaries are aggressively pursuing business, including Industrial and Commercial Bank of China (“ICBC”) and China Development Bank (“CDB”). In August 2017, Dubai Aerospace Enterprise completed its acquisition of AWAS and in December 2017, Tokyo Century Corporation, part of the Mizuho Group, acquired a 20% interest in Aviation Capital Group.
Competition for mid-aged and older aircraft typically comes from other competitors that, in many cases, rely on private equity or hedge fund capital sources. Such competitors include Apollo Aviation Group, Deucalion, Castlelake, Alterna Capital Partners and other players funded by alternative investment funds and companies. These companies are typically fund-based, rather than having permanent capital structures, and have benefited from the substantially improved availability of debt financing for mid-aged aircraft.
Competition for leasing or re-leasing of aircraft, as well as aircraft sales, is based principally upon the availability, type and condition of aircraft, user base, lease rates, prices and other lease terms. Aircraft manufacturers, airlines and other operators, distributors, equipment managers, leasing companies, financial institutions and other parties engaged in leasing, managing, marketing or remarketing aircraft compete with us, although their focus may be on different market segments and aircraft types.
Some of our competitors have, or may obtain, greater financial resources and may have a lower cost of capital. A number also commit to speculative orders of new aircraft to be placed on operating lease upon delivery from the manufacturer, which compete with new and used aircraft offered by other lessors. However, we believe that we are able to compete favorably in aircraft acquisition, leasing and sales activities due to the reputation of our team of experienced professionals, extensive market contacts and expertise in sourcing and acquiring aircraft. We also believe our access to unsecured debt provides us with a competitive advantage in pursuing investments quickly and reliably and in acquiring aircraft in situations where it may be more difficult to finance on a secured, non-recourse basis.
Employees
As of December 31, 2017, we had 111 employees. None of our employees are covered by a collective bargaining agreement, and we believe that we maintain excellent employee relations. We provide certain employee benefits, including retirement benefits, and health, life, disability and accident insurance plans.
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
Our customers may also be subject to noise or emissions regulations in the jurisdictions in which they operate our aircraft. In July 2016, the U.S. Environmental Protection Agency (“EPA”) determined that Greenhouse Gas (“GHG”) emissions from certain aircraft engines contribute to the pollution that causes climate change and endangers the public's health and the environment. The findings are for carbon dioxide (“CO2”), methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons, and sulfur hexafluoride. At that time, the EPA indicated its intention to promulgate new rules to adopt GHG standards promulgated by the International Civil Aviation Organization (“ICAO”). In October 2016, ICAO adopted a global market-based measure to control CO2 emissions from international aviation. The pilot phase of this measure will begin in 2021, and the mandatory phase begins in 2027. In June 2017, the United States indicated that it is reviewing whether it will remain fully committed to the ICAO rules. No firm date for conclusion of this review has been announced. In addition, European countries generally have strict environmental regulations, and, in particular, the European Union (“E.U.”)

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
Subsequent Events
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure since the balance sheet date of December 31, 2017 through the date of this filing, the date on which the consolidated financial statements included in this Form 10-K were issued.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Annual Report, you should carefully consider the following factors, which could materially adversely affect our business, financial condition, results of operations or ability to pay dividends in future periods or to meet our debt obligations. The risks described below are not the only risks facing our Company. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations or ability to pay dividends in future periods.
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

•	geopolitical and other events, including war, acts or threats of terrorism, outbreaks of epidemic diseases and natural disasters;

•	aircraft accidents;

•	operating costs, including the price and availability of jet fuel, labor costs and insurance costs and coverages;

•	restrictions in labor contracts and labor difficulties, including pilot shortages;

•	economic conditions, including recession, financial system distress and currency fluctuations in the countries and regions in which the lessee operates or from which the lessee obtains financing;

•	changing political conditions, including risk of rising protectionism, restrictions on immigration or imposition of new trade barriers;

•	cyber risk, including information hacking, viruses and malware; and

•	governmental regulation of, or affecting the air transportation business, including noise regulations, emissions regulations, climate change initiatives, and aircraft age limitations.
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
The availability and pricing of capital in the commercial bank market and in the unsecured bond market remain susceptible to global events, including, for example, political changes in the U.S. and abroad, rising interest rates, a fluctuating dollar, the rate of international economic growth and implications from changes in oil prices. If we need, but cannot obtain, adequate capital on satisfactory terms, or at all, as a result of negative conditions in the capital markets or otherwise, our business, financial condition, results of operations or our ability to pay dividends to our shareholders could be materially adversely affected. Additionally, such inability to obtain capital on satisfactory terms, or at all, could prevent us from pursuing attractive future growth opportunities.

We bear the risk of re-leasing and selling our aircraft.
We bear the risk of re-leasing and selling or otherwise disposing of our aircraft in order to continue to generate income. In certain cases we commit to purchase aircraft that are not subject to lease and therefore are subject to lease placement risk. Because only a portion of an aircraft’s value is covered by contractual cash flows from an operating lease, we are exposed to the risk that the residual value of the aircraft will not be sufficient to permit us to fully recover or realize a gain on our investment in the aircraft and to the risk that we may have to record impairment charges. Further, our ability to re-lease, lease or sell aircraft on favorable terms, or at all, or without significant off-lease time and transition costs is likely to be adversely impacted by risks affecting the airline industry generally.
Other factors that may affect our ability to fully realize our investment in our aircraft and that may increase the likelihood of impairment charges include credit deterioration of a lessee, declines in rental rates, residual value risk, higher fuel prices which may reduce demand for older, less fuel efficient aircraft, additional environmental regulations, age restrictions, customer preferences and other factors that may effectively shorten the useful life of older aircraft.
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
If anticipated aircraft lease cash flows or sales values worsen due to a decline in market conditions, or if a lessee defaults, we may have to reassess the carrying value of one or more of our aircraft. As aircraft approach the end of their economic useful lives, their carrying values may be more susceptible to non-recoverable declines in value because such assets will have a shorter opportunity in which to benefit from a market recovery. We monitor our fleet for aircraft that are more susceptible to failing our recoverability assessments within one year due to their sensitivity to changes in contractual cash flows, future cash flow estimates and aircraft residual or scrap values. As of December 31, 2017, no aircraft were on our monitoring list.
Our financial reporting for lease revenue may be significantly impacted by a proposed new model for lease accounting.
On February 25, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”), which replaced the existing guidance in ASC 840, Leases (“ASC 840”). The accounting for leases by lessors basically remained unchanged from the concepts that existed in ASC 840 accounting. The FASB decided that lessors would be precluded from recognizing selling profit and revenue at lease commencement for any sales-type or direct finance lease that does not transfer control of the underlying asset to the lessee. This requirement aligns the notion of what constitutes a sale in the lessor accounting guidance with that in the forthcoming revenue recognition standard, which evaluates whether a sale has occurred from the customer’s perspective. The standard will be effective for reporting periods beginning after December 15, 2018. The standard is to be applied on a “modified retrospective” basis with a proposed practical expedient. We plan to adopt the standard on its required effective date of January 1, 2019 and are evaluating the transition method to use. We are also evaluating the impact that ASC 842 will have on our consolidated financial statements and related disclosures. Although we do not believe that the adoption of the standard will significantly impact our existing or potential lessees' economic decisions to lease aircraft, the ultimate impact on our potential lessees remains uncertain.
Our ability to obtain debt financing and our cost of debt financing is, in part, dependent upon our credit ratings and a credit downgrade could adversely impact our financial results.
Maintaining our credit ratings depends in part on strong financial results and in part on other factors, including the outlook of the ratings agencies on our sector and on the market generally. A credit rating downgrade may make it more difficult or costly for us to raise debt financing in the unsecured bond market, or may result in higher pricing or less favorable terms under other financings. Credit rating downgrades may make it more difficult and/or more costly to satisfy our funding requirements. In addition, any future tightening or regulation of financial institutions (such as BASEL 4), including increasing capital reserves, could impact our ability to raise funds in the commercial bank loan market in the future.

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
On October 31, 2017, our Board of Directors declared a regular quarterly dividend of $0.28 per common share, or an aggregate of approximately $22.0 million, which was paid on December 15, 2017 to holders of record on November 30, 2017. This dividend may not be indicative of the amount of any future quarterly dividends. Our ability to pay, maintain or increase cash dividends to our shareholders is subject to the discretion of our Board of Directors and will depend on many factors, including: our ability to comply with financial covenants in our financing documents that limit our ability to pay dividends and make certain other restricted payments; the difficulty we may experience in raising, and the cost of, additional capital and our ability to finance our aircraft acquisition commitments; our ability to re-finance our long-term financings; our ability to negotiate and enforce favorable lease rates and other contractual terms; the level of demand for our aircraft in the lease placement or sales markets; the economic condition of the commercial aviation industry generally; the financial condition and liquidity of our lessees; unexpected or increased aircraft maintenance or other expenses; the level and timing of capital expenditures, principal repayments and other capital needs; maintaining our credit ratings, our results of operations, financial condition and liquidity; legal restrictions on the payment of dividends, including a statutory dividend test and other limitations under Bermuda law; and general business conditions and other factors that our Board of Directors deems relevant. Some of these factors are beyond our control. In the future, we may choose to not pay dividends or may not be able to pay dividends, maintain our current level of dividends, or increase them over time. The failure to maintain or pay dividends may adversely affect our share price.
We are subject to risks related to our indebtedness that may limit our operational flexibility and our ability to compete with our competitors.
As of December 31, 2017, our total indebtedness was approximately $4.3 billion, representing approximately 69.3% of our total capitalization. Aircastle Limited has guaranteed most of this indebtedness and we are responsible on a full recourse basis for timely payment when due and compliance with covenants under the related debt documentation. As a result of our substantial amount of indebtedness, we may be unable to generate sufficient cash to pay, when due, the principal of, interest on or other amounts due with respect to our indebtedness, and our substantial amount of indebtedness may increase our vulnerability to adverse economic and industry conditions, reduce our flexibility in planning for or reaction to changes in the business environment or in our business or industry, and adversely affect our cash flow and our ability to operate our business and compete with our competitors.
Our indebtedness subjects us to certain risks, including:

•
21% of our net book value serves as collateral for our secured indebtedness, and the terms of certain of our indebtedness require us to use proceeds from sales of aircraft, in part, to repay amounts outstanding under such indebtedness;

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
General Data Protection Regulation (“GDPR”) takes effect on May 25, 2018, requiring us to protect the privacy of certain personal data of EU citizens. While we expect to implement processes and controls to timely comply with GDPR requirements, the manner in which the EU will interpret and enforce certain provisions remains unclear and we could incur significant fines of up to 4% of worldwide revenue, individual damages and reputational risks if our controls and processes are ineffective and we fail to comply.
We are dependent upon information technology systems, which are subject to disruption, damage, failure and risks associated with implementation and integration.
We are dependent upon information technology systems to manage, process, store and transmit information associated with our operations, which may include proprietary business information and personally identifiable information of our customers, suppliers and employees. Our information technology systems are subject to disruption, damage or failure from a variety of sources, including, without limitation, computer viruses, security breaches, cyber-attacks, employee error, natural disasters and defects in design. Damage, disruption, or failure of one or more information technology systems may result in interruptions to our operations in the interim or may require a significant investment to fix or replace them or may result in significant damage to our reputation. Although various measures have been implemented to manage our risks related to the information technology systems and network disruptions, our resources and technical sophistication may not be adequate to prevent all types of cyber-attacks that could lead to the payment of fraudulent claims, loss of sensitive information, including our own proprietary information or that of our customers, suppliers and employees, and could harm our reputation and result in lost revenues and additional costs and potential liabilities.
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
As manufacturers introduce technological innovations and new types of aircraft, including the Boeing 787, the Airbus A350, the Bombardier C Series and re-engined and/or replacement types for the Boeing 737, Boeing 777, Airbus A320, Airbus A330 and Embraer E-Jet families of aircraft, certain aircraft in our existing aircraft portfolio may become less desirable to potential lessees or purchasers. This next generation of aircraft is expected to deliver improved fuel consumption and reduced noise and emissions with lower operating costs compared to current-technology aircraft. The Boeing 787 is currently in production while the Boeing 777X is expected to enter service in 2020. The first variant of the Airbus A350 entered service in December 2014. The Airbus A320neo and the Bombardier C Series entered service in 2016. The Boeing 737 MAX family of aircraft entered service in 2017. The first deliveries for the Airbus A330neo and Embraer’s second generation of E-Jets, the E2 family, are expected to begin in 2018. Further, Commercial Aircraft Corporation of China Ltd., Mitsubishi and Russia's United Aircraft Corporation are developing aircraft models that will compete with the Airbus A319, the Boeing 737 and the Embraer E-Jet.
The introduction of these new models and the potential resulting overcapacity in aircraft supply, could adversely affect the residual values and the lease rates for our aircraft, our ability to lease or sell our aircraft on favorable terms, or at all, or result in us recording future impairment charges.
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
In addition to noise restrictions, the U.S. and other jurisdictions have imposed limits on aircraft engine emissions, such as NOx, CO and CO2, consistent with current ICAO standards. European countries have relatively strict environmental regulations that can restrict operational flexibility and decrease aircraft productivity.  The E.U. has included the aviation sector in its emissions trading scheme (“ETS”), and has attempted to apply the ETS to flights outside of European airspace. This effort has been opposed by the U.S. and other countries. The E.U. suspended the ETS for flights from or to non- European countries in 2013, and in December 2017 further extended that suspension until December 2023. Finally, ICAO has also adopted a resolution developing a global market-based measure to control CO2 emission from international aviation, which begins in 2021. As noted above, the U.S. EPA announced in 2016 its intent to promulgate and adopt a rule to incorporate these new standards into domestic law, although that decision is now under review.
Additionally, in 2015, over 190 countries, including the United States, reached an agreement to reduce global GHG emissions at the United Nations Framework Convention on Climate. The agreement does not expressly reference aviation, but if the agreement is implemented in the United States and other countries there could be an adverse direct or indirect effect on the aviation industry as a whole. On June 1, 2017 the United States announced that it intends to withdraw from the 2015 agreement. That withdrawal cannot be given officially until November 4, 2019 and would be effective November 4, 2020.
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
A number of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances, lower investment return expectations or different risk or residual value assessments, which could allow them to consider a wider variety of investments, establish more relationships, bid more aggressively on aviation assets available for sale and offer lower lease rates or sales prices than we can. Some of our competitors may provide financial services, maintenance services or other inducements to potential lessees or buyers that we cannot provide. As a result of competitive pressures, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objectives. We continue to see lessors and airlines starting to manage the transition from current to newer technology and younger aircraft. Additionally, the barriers to entry in the aircraft acquisition and leasing market are comparatively low, and new entrants with private equity, hedge fund, Asian bank or other funding sources appear from time to time. We may not be able to compete effectively against present and future competitors in the aircraft acquisition, leasing or sales market.
Risks Related to our Order of New Embraer E-Jet E2 Aircraft
We have lease commitments for three of the 25 Embraer E-Jet E2 aircraft that we contracted to purchase from Embraer and are scheduled for delivery between the second quarter of 2019 and 2021. We do not yet have lease commitments for the remaining deliveries nor have we put financing in place for any of the Embraer E-Jet E2 aircraft deliveries. Our ability to lease these aircraft on favorable terms, if at all, may be adversely affected by desirability of this new aircraft type and risks to the commercial airline industry generally. If we are unable to obtain commitments for the remaining deliveries or the necessary financing, if needed, or otherwise satisfy our contractual obligations to Embraer, we will be subject to several potential risks, including:

•
forfeiting advance deposits and progress payments to Embraer, as well as incurring certain significant costs related to these commitments such as contractual damages and legal, accounting and financial advisory expenses;

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
In addition, the Embraer E-Jet E2 is a new aircraft variant under development and not yet certified; however, it is now in production. Embraer expects to certify the aircraft in time for the first anticipated delivery in 2018. The Embraer E-Jet E2 aircraft will incorporate a modified version of the recently introduced Pratt & Whitney geared turbofan engine, which is now in production. Airframe and engine manufacturers have occasionally experienced delays and technical difficulties in bringing new aircraft and engine types to market. If any aircraft for which we have made future lease commitments is delayed or if Embraer is unable to produce the aircraft in compliance with the performance specifications, some or all of our affected lessees might be able to terminate their leases with respect to such aircraft. Our purchase agreement with Embraer and the anticipated future leases for these aircraft contain certain cancellation rights related to delays in delivery. Any such termination could strain our relations with those lessees going forward. Lastly, we will rely on Embraer to return any advance deposits and progress payments if they are unable to meet their obligations to us, and we may not be able to recover such amounts if Embraer defaults or becomes insolvent. In November 2017, Airbus and Bombardier announced a partnership for the C-series aircraft, which competes with the E-Jet E2, and Boeing and Embraer entered into discussions about a possible combination. Any of these events could materially and adversely affect our financial results and operations.
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
The failure to pay certain of these costs can result in liens on the aircraft. The failure to register the aircraft can result in a loss of insurance. These matters could result in the grounding or arrest of the aircraft and prevent the re-lease, sale or other use of the aircraft until the problem is cured.
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
Emerging markets are countries which have less developed economies that are more vulnerable to economic and political problems, such as significant fluctuations in gross domestic product, interest and currency exchange rates, civil disturbances, government instability, nationalization and expropriation of private assets, unfavorable legal systems, change in law regarding recognition of contracts or ownership rights, changes in governments or government policy and the imposition of taxes or other charges by governments. The occurrence of any of these events in markets served by our lessees and the resulting instability may adversely affect our ownership interest in an aircraft or the ability of lessees which operate in these markets to meet their lease obligations and these lessees may be more likely to default than lessees that operate in developed economies. For the year ended December 31, 2017, 51 of our lessees, which operated 143 aircraft and generated 70% of our lease rental revenue, are domiciled or habitually based in emerging markets.
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
We may not correctly assess the credit risk of each lessee or may not be in a position to charge risk-adjusted lease rates, and lessees may not be able to continue to perform their financial and other obligations under our leases in the future. A delayed, reduced or missed rental payment from a lessee decreases our revenues and cash flow and may adversely affect our ability to make payments on our indebtedness or to comply with debt service coverage or interest coverage ratios. A default, delay or deferral of payments from a lessee where we have a significant exposure or concentration risk could have a materially adverse impact on our revenue and cash flows. While we may experience some level of delinquency under our leases, default levels may increase over time, particularly as our aircraft portfolio ages and if economic conditions deteriorate. A lessee may experience periodic difficulties that are not financial in nature, which could impair its performance of maintenance obligations under the leases. These difficulties may include the failure to perform required aircraft maintenance and labor-management disagreements or disputes.
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
When a lessee is late in making payments, fails to make payments in full or in part under the lease or has otherwise advised us that it will in the future fail to make payments in full or in part under the lease, we may elect to or be required to restructure the lease. Restructuring may involve anything from a simple rescheduling of payments to the termination of a lease without receiving all or any of the past due amounts. If requests for payment restructuring or rescheduling are made and granted, reduced or deferred rental payments may be payable over all or some part of the remaining term of the lease, although the terms of any revised payment schedules may be unfavorable and such payments may not be made. We may be unable to agree upon acceptable terms for any requested restructurings and as a result may be forced to exercise our remedies under those leases. If we, in the exercise of our remedies, repossess the aircraft, we may not be able to re-lease the aircraft promptly at favorable rates, or at all.

The terms and conditions of payment restructurings or reschedulings, particularly involving lessees where we have significant exposure or concentration risk, may result in significant reductions of rental payments, which may adversely affect our cash flows or our financial results.
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
If we repossess an aircraft, we will not necessarily be able to export or de-register and profitably redeploy the aircraft. For instance, where a lessee or other operator flies only domestic routes in the jurisdiction in which the aircraft is registered, repossession may be more difficult, especially if the jurisdiction permits the lessee or the other operator to resist de-registration. Significant costs may also be incurred in retrieving or recreating aircraft records required for registration of the aircraft and obtaining a certificate of airworthiness for the aircraft. A default and exercise of remedies involving a lessee where we have a significant exposure or concentration risk could have a materially adverse impact on our future revenue and cash flows.
Adverse currency movements could negatively affect our lessees’ ability to honor the terms of their leases and could materially adversely affect our business, financial condition and results of operations.
Many of our lessees are exposed to currency risk due to the fact that they earn revenues in their local currencies while a significant portion of their liabilities and expenses, including fuel, debt service, and lease payments are denominated in U.S. dollars. In the case of a devaluation of the local currency, our lessees may not be able to increase revenue sufficiently to offset the impact of exchange rates on these expenses. This is particularly true for non-U.S. airlines whose operations are primarily domestic. This difference is magnified in the event of an appreciating U.S. dollar. Currency volatility, particularly in emerging market countries, could impact the ability of some of our customers to meet their contractual obligations in a timely manner. Shifts in foreign exchange rates can be significant, are difficult to predict, and can occur quickly.
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
If our lessees fail to appropriately discharge aircraft liens, we might find it necessary to pay such claims.
In the normal course of business, liens that secure the payment of airport fees and taxes, custom duties, air navigation charges (including charges imposed by Eurocontrol), landing charges, crew wages, repairer’s charges, salvage or other liens, are likely, depending on the jurisdiction, to attach to the aircraft. These liens may secure substantial sums that may, in certain jurisdictions or for certain types of liens (particularly “fleet liens”), exceed the value of the relevant aircraft. Although the financial obligations relating to these liens are the responsibility of our lessees, if they fail to fulfill their obligations, these liens may attach to our aircraft and ultimately become our responsibility. Until these liens are discharged, we may be unable to repossess, re-lease or sell the aircraft or unable to avoid detention or forfeiture of the aircraft.
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
European Concentration
Thirty-three lessees in Europe accounted for 92 aircraft, totaling 32% of the net book value of our aircraft at December 31, 2017. Commercial airlines in Europe continue to face increased competitive pressures due to the expansion of low cost carriers, industry consolidation and airlines in the Middle East.
Asian Concentration
Twenty-three lessees in Asia accounted for 59 aircraft totaling, 30% of the net book value of our aircraft at December 31, 2017. Growth in most of Asia has been strong, driven in large part by emerging economies. Asian airlines continue to face competition from new entrants and the growth of low cost carriers in the region. There is also risk of oversupply in the future driven by large outstanding order books of some Asian airlines. Eight lessees in southeast Asia accounted for 25 aircraft, totaling 15% of the net book value of our aircraft at December 31, 2017.
North American Concentration
Ten lessees in North America accounted for 32 aircraft, totaling 10% of the net book value of our aircraft at December 31, 2017. Consolidation among major airlines in the U.S. has helped drive capacity discipline and pricing power.
South American Concentration
Seven lessees in South America accounted for 25 aircraft, totaling 19% of the net book value of our aircraft at December 31, 2017. Two lessees in Brazil accounted for fourteen aircraft, totaling 8% of the net book value of our aircraft at December 31, 2017.
Middle East and African Concentration
Eight lessees in the Middle East and Africa accounted for fifteen aircraft totaling 9% of the net book value of our aircraft at December 31, 2017. Middle Eastern lessees, particularly Gulf-based carriers, have a large number of aircraft on order to capitalize on the region’s favorable geographic position as an East-West transfer hub.
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
Due to the competitive nature of the airline industry, airlines may be unable to pass on increases in fuel prices to their customers by increasing fares in a manner that fully compensates for the costs incurred. Higher and more volatile fuel prices may also have an impact on consumer confidence and spending, and thus may adversely impact demand for air transportation. In addition, airlines may not be able to successfully manage their exposure to fuel price fluctuations. If fuel prices increase due to future terrorist attacks, acts of war, armed hostilities, rebellion or political instability, natural disasters or for any other reason, they are likely to cause our lessees to incur higher costs and/or generate lower revenues, resulting in an adverse impact on their financial condition and liquidity. Fuel cost volatility may contribute to the reluctance of airlines to make future commitments to leased aircraft and reduce the demand for lease aircraft. Consequently, these conditions may: (i) affect our lessees’ ability to make rental and other lease payments; (ii) result in lease restructurings and/or aircraft repossessions; (iii) increase our costs of re-leasing or selling our aircraft; or (iv) impair our ability to re-lease or sell our aircraft on a timely basis at favorable rates or terms, or at all.
If the effects of terrorist attacks and geopolitical conditions adversely impact the financial condition of the airlines, our lessees might not be able to meet their lease payment obligations.
War, armed hostilities or terrorist attacks, or the fear of such events, could decrease demand for air travel or increase the operating costs of our customers. Terrorist incidents, the situations in the Middle East and other international tensions, such as with North Korea, may lead to regional or broader international instability.   Future terrorist attacks, war or armed hostilities, large protests or government instability, or the fear of such events, could further negatively impact the airline industry and may have an adverse effect on the financial condition and liquidity of our lessees, aircraft values and rental rates and may lead to lease restructurings or aircraft repossessions, all of which could adversely affect our financial results.
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
Economic conditions and regulatory changes resulting from the United Kingdom’s (“U.K.”) possible exit from the E.U. could have an adverse effect on our business.
In June 2016, voters in the U.K. approved a referendum to exit from the E.U., known as Brexit. The effects of Brexit on us will depend on the resulting agreements regarding trade and travel made between the U.K. and the E.U.
Brexit could result in adverse consequences, such as instability in financial markets, deterioration in economic conditions, volatility in currency exchange rates or adverse impact to air travel and the air freight market.  These impacts may negatively impact the airline and finance industries and may have an adverse effect on our ability to borrow, the financial condition of our lessees, aircraft values and rental rates and may lead to lease restructurings or aircraft repossessions, all of which could adversely affect our financial results.
Epidemic diseases, severe weather conditions, natural disasters or their perceived effects may negatively impact the airline industry and our lessees’ ability to meet their lease payment obligations to us.
If an outbreak of epidemic diseases were to occur, numerous responses, including travel restrictions, might be necessary to combat the spread of the disease. Even if restrictions are not implemented, passengers may voluntarily choose to reduce travel. There have been several outbreaks of epidemic diseases which have spread to other parts of the world, although their impact was relatively limited. Additional outbreaks of epidemic diseases, or the fear of such events, could result in travel bans or could have an adverse effect on our financial results. Similarly, demand for air travel or the inability of airlines to operate to or from certain regions due to severe weather conditions or natural disasters, such as floods, earthquakes or volcanic eruptions, could have an adverse effect on our lessees’ ability to their lease payment obligations to us, which could negatively impact our financial results.
Risks Related to Our Organization and Structure
If the ownership of our common shares continues to be highly concentrated, it may prevent minority shareholders from influencing significant corporate decisions and may result in conflicts of interest.

As of February 8, 2018, Marubeni owns 21,605,347 shares, or 27.5% of our common shares. Although the Shareholder Agreement, dated as of June 6, 2013, among us, Marubeni and a subsidiary of Marubeni (as amended and restated from time to time, the “Shareholder Agreement”), imposes certain restrictions on Marubeni’s and its affiliates’ ability to make additional acquisitions of our common shares, Marubeni, nonetheless, may be able to influence fundamental corporate matters and transactions, including the election of directors; mergers or amalgamations (subject to prior board approval); consolidations or acquisitions; the sale of all or substantially all of our assets; in certain circumstances, the amendment of our bye-laws; and our winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by our other shareholders. The interests of Marubeni may not always coincide with our interests or the interests of our other shareholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of our company. Also, Marubeni may seek to cause us to take courses of action that, in its judgment, could enhance its investment in us, but which might involve risks to our other shareholders or adversely affect us or our other shareholders. In addition, under the Shareholder Agreement, based on the current ownership of our common shares by Marubeni and the current size of our Board of Directors, Marubeni is entitled to designate three directors for election to our Board of Directors. As a result of these or other factors, the market price of our common shares could decline or shareholders might not receive a premium over the then-current market price of our common shares upon a change in control. In addition, this concentration of share ownership may adversely affect the trading price of our common shares because investors may perceive disadvantages in owning shares in a company with a significant shareholder.
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
Our joint ventures involve significant risks that may not be present with other methods of ownership, including:

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

As of February 8, 2018, Teachers’ owns 10.0% of our outstanding common shares.
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
Future additional debt, which would be senior to our common shares upon liquidation, and additional equity securities, which would dilute the percentage ownership of our then current common shareholders and may be senior to our common shares for the purposes of dividends and liquidation distributions, may adversely affect the market price of our common shares.
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
As of February 8, 2018, there were 78,676,917 shares issued and outstanding, all of which are freely transferable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Approximately 37.5% of our outstanding common shares are held by our affiliates and can be resold into the public markets in the future in accordance with the requirements of Rule 144 under the Securities Act.
One affiliate, Marubeni, currently holds 27.5% of our outstanding common shares. Beginning in July 2016, pursuant to the occurrence of certain events set forth in the Shareholders Agreement, Marubeni and permitted third-party transferees have the ability to cause us to register the resale of their common shares into the public markets. Another investor, Teachers’, currently holds 10.0% of our outstanding common shares and has the ability to cause us to register the resale of their common shares into the public markets. We cannot assure you if or when any such registration or offering may occur.
The issuance of additional common shares in connection with acquisitions or otherwise will dilute all other shareholdings.
As of February 8, 2018, we had an aggregate of 149,656,905 common shares authorized but unissued and not reserved for issuance under our incentive plan. We may issue all of these common shares without any action or approval by our shareholders. We intend to continue to actively pursue acquisitions of aviation assets and may issue common shares in connection with these acquisitions. Any common shares issued in connection with our acquisitions, our incentive plan, and the exercise of outstanding share options or otherwise would dilute the percentage ownership held by existing shareholders.
Risks Related to Taxation
If Aircastle were treated as engaged in a trade or business in the United States, it would be subject to U.S. federal income taxation on a net income basis, which would adversely affect our business and result in decreased cash available for distribution to our shareholders.
If, contrary to expectations, Aircastle were treated as engaged in a trade or business in the United States, the portion of its net income, if any, that was “effectively connected” with such trade or business would be subject to U.S. federal income taxation at a maximum rate of 35% for taxable years ending on or prior to December 31, 2017 and 21% for taxable years beginning after December 31, 2017 (such rate, the “Federal Rate”). Such reduction in the Federal Rate occurred as a result of the recent passage of The Tax Cuts and Jobs Act on December 22, 2017 (the “Tax Act”). In addition, Aircastle would be subject to the U.S. federal branch profits tax on its effectively connected earnings and profits at a rate of 30%. The imposition of such taxes would adversely affect our business and would result in decreased cash available for distribution to our shareholders.
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
We expect that we are currently eligible for an exemption under Section 883 of the Internal Revenue Code of 1986, as amended (the “Code”), which provides an exemption from U.S. federal income taxation with respect to rental income derived from aircraft used in international traffic by certain foreign corporations. No assurances can be given that we will continue to be eligible for this exemption as our stock is traded on the market and changes in our ownership or the amount of our shares that are traded could cause us to cease to be eligible for such exemption. To qualify for this exemption in respect of rental income, the lessor of the aircraft must be organized in a country that grants a comparable exemption to U.S. lessors (Bermuda and Ireland each do), and certain other requirements must be satisfied. We can satisfy these requirements in any year if, for more than half the days of such year, our shares are primarily and regularly traded on a recognized exchange and certain shareholders, each of whom owns 5% or more of our shares (applying certain attribution rules), do not collectively own more than 50% of our shares. Our shares will be considered to be primarily and regularly traded on a recognized exchange in any year if: (i) the number of trades in our shares effected on such recognized stock exchanges exceed the number of our shares (or direct interests in our shares) that are traded during the year on all securities markets; (ii) trades in our shares are effected on such stock exchanges in more than de minimis quantities on at least 60 days during every calendar quarter in the year; and (iii) the aggregate number of our shares traded on such stock exchanges during the taxable year is at least 10% of the average number of our shares outstanding in that class during that year. If our shares cease to satisfy these requirements, then we may no longer be eligible for the Section 883 exemption with respect to rental income earned by aircraft used in international traffic. If we were not eligible for the exemption under Section 883 of the Code, we expect that the U.S. source rental income of Aircastle Bermuda generally would be subject to U.S. federal taxation, on a gross income basis, at a rate of not in excess of 4% as provided in Section 887 of the Code. If, contrary to expectations, Aircastle Bermuda did not comply with certain administrative guidelines of the Internal Revenue Service, such that 90% or more of Aircastle Bermuda’s U.S. source rental income were attributable to the activities of personnel based in the United States, Aircastle Bermuda’s U.S. source rental income would be treated as income effectively connected with the conduct of a trade or business in the United States. In such case, Aircastle Bermuda’s U.S. source rental income would be subject to U.S. federal income taxation on its net income at the Federal Rate as well as state and local taxation. In addition, Aircastle Bermuda would be subject to the U.S. federal branch profits tax on its effectively connected earnings and profits at a rate of 30%. The imposition of such taxes would adversely affect our business and would result in decreased cash available for distribution to our shareholders.
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
Our Singapore subsidiaries are subject to Singapore income tax on their income from leasing, managing and servicing aircraft. Our Singapore subsidiaries had obtained a reduced rate of tax from the Singapore authorities through June 30, 2017. Beginning on July 1, 2017 and effective to June 30, 2022, the Singapore authorities renewed the reduced rate of tax to our Singapore subsidiaries, provided we satisfy certain conditions and requirements. If we cannot meet such conditions and requirements, or if the award is not renewed after June 30, 2022, we would be subject to additional Singapore income tax. This would adversely affect our business and would result in decreased earnings available for distribution to our shareholders.
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
Impact of U.S. Tax Reform
We have evaluated the effect that the Tax Act will have on our operations and cash flows. As a non-U.S. company that earns a majority of its income outside of the United States, the Tax Act reduced our U.S. deferred taxes by $2.8 million.
We also do not expect to incur income taxes on future distributions of undistributed earnings on non-U.S. subsidiaries and accordingly, no deferred income taxes have been provided for the distributions of such earnings. The Tax Act's Participation exemption and Transition tax are not applicable to us.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
During the fourth quarter of 2017, we moved to a new corporate location in Stamford, Connecticut. The lease for this new location expires in August 2028. We continue to lease our previous Stamford location and this lease expires in December 2019. We also lease office space in Dublin, Ireland and in Singapore for our operations in Europe and Asia. The lease for our Irish office expires in June 2026 and the lease for our Singapore office expires in July 2019.
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
Set forth below is information pertaining to our executive officers who held office as of February 8, 2018:
Michael Inglese, 56, became our Chief Executive Officer and a member of our Board in June 2017, having served as our Acting Chief Executive Officer from January 2017. He was previously our Chief Financial Officer from April 2007. Prior to joining the Company, Mr. Inglese served as an Executive Vice President and Chief Financial Officer of PanAmSat Holding Corporation, where he served as Chief Financial Officer from June 2000 until the closing of PanAmSat’s sale to Intelsat in July 2006. Mr. Inglese joined PanAmSat in May 1998 as Vice President, Finance after serving as Chief Financial Officer for DIRECTV Japan, Inc. He is a Chartered Financial Analyst who holds a B.S. in Mechanical Engineering from Rutgers University College of Engineering and his MBA from Rutgers Graduate School of Business Management.
Aaron Dahlke, 49, became our Chief Financial Officer in June 2017. Prior to that, he was our Chief Accounting Officer from June 2005. Prior to joining the Company, Mr. Dahlke was Vice President and Controller of Boullioun Aviation Services Inc. from January 2003 to May 2005. Prior to Boullioun, Mr. Dahlke was at ImageX.com, Inc. and Ernst & Young LLP. He received a B.S. in Accounting from California State University, San Bernardino. He is a Certified Public Accountant.
Michael Kriedberg, 56, became our Chief Commercial Officer in April 2013. Prior to joining the Company, Mr. Kriedberg served as an Executive Vice President, Aviation Financing Operations of GECAS from August 2009. From January 2008 to August 2009, Mr. Kriedberg was the Chief Investment Officer of GE Capital Corporation (“GECC”) and President of the Bank Loan Group division of GECC from August 2006 to January 2008. Mr. Kriedberg holds a B.S. in Economics from SUNY Albany and a Master’s degree in Accounting from Pace University.
Christopher L. Beers, 53, became our General Counsel in November 2014. Prior to joining the Company, Mr. Beers held senior positions at GE Capital since 2000, including Senior Vice President and Associate General Counsel at GECAS from 2009 to 2014, and Senior Vice President and General Counsel of GE Transportation Finance from 2006 to 2009. Previously, Mr. Beers was a Senior Associate at the law firm of Milbank Tweed Hadley and McCloy in New York City. Mr. Beers holds a B.S. in Economics from Arizona State University and a J.D. from Pace Law School.

Joseph Schreiner, 60, became our Executive Vice President, Technical in October 2004. Prior to joining the Company, Mr. Schreiner oversaw the technical department at AAR Corp, a provider of products and services to the aviation and defense industries from 1998 to 2004 where he managed aircraft and engine evaluations and inspections, aircraft lease transitions, reconfiguration and heavy maintenance. Prior to AAR, Mr. Schreiner spent nineteen years at Boeing (McDonnell-Douglas) in various technical management positions. Mr. Schreiner received a B.S. from the University of Illinois and an MBA from Pepperdine University.
Roy Chandran, 54, became our Executive Vice President, Corporate Finance and Strategy in June 2017. He previously served as Executive Vice President of Capital Markets from May 2008. Prior to joining the Company, Mr. Chandran was a Director at Citi in the Global Structured Solutions Group, having originally joined Salomon Brothers in 1997.  Mr. Chandran is responsible for all of the Company’s fundraising activities and strategy and has extensive experience in US and international capital markets.  Before 1997, Mr. Chandran spent eight years in Hong Kong focusing on tax-based cross border leasing of transportation equipment for clients in the Asia Pacific region.  Mr. Chandran holds a B.S. in Chemical Engineering from the Royal Melbourne Institute of Technology, Australia and obtained his MBA from the International Institute of Management Development (“IMD”), Switzerland.
Jose Maronilla, Jr., 54, became our Chief Accounting Officer in September 2017. Prior to joining the Company, Mr. Maronilla served as SVP Finance and Assistant Global Controller at Convergex, a global brokerage and trading-related services provider, and previously held senior treasury and controllership positions at GE Capital for nearly a decade. Mr. Maronilla holds a B.S. in Economics from the University of Pennsylvania's Wharton Business School and an MBA from the University of Michigan Business School.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTER AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common shares are listed for trading on the NYSE under the symbol “AYR.” As of January 16, 2018, there were 27,442 record holders of our common shares.
The following table sets forth the quarterly high and low prices of our common shares on the NYSE for the periods indicated since our initial public offering and dividends during such periods:

	High	Low	Dividends Declared per Share ($)
Year Ended December 31, 2017:
First Quarter	$25.98	$20.71	$0.260
Second Quarter	$24.24	$20.86	$0.260
Third Quarter	$24.75	$20.84	$0.260
Fourth Quarter	$24.99	$22.05	$0.280

Year Ended December 31, 2016:
First Quarter	$22.49	$15.06	$0.240
Second Quarter	$22.74	$18.82	$0.240
Third Quarter	$22.95	$18.56	$0.240
Fourth Quarter	$22.99	$18.26	$0.260
Our ability to pay, maintain or increase cash dividends to our shareholders is subject to the discretion of our Board of Directors and will depend on many factors, including the difficulty we may experience in raising capital in a market that has experienced significant volatility in recent years and our ability to finance our aircraft acquisition commitments; our ability to negotiate favorable lease and other contractual terms; the level of demand for our aircraft; the economic condition of the commercial aviation industry generally; the financial condition and liquidity of our lessees; the lease rates we are able to charge and realize; our leasing costs; unexpected or increased expenses; the level and timing of capital expenditures; principal repayments and other capital needs; the value of our aircraft portfolio; our compliance with loan to value, debt service coverage, interest rate coverage and other financial covenants in our financings; our results of operations, financial condition and liquidity; general business conditions; restrictions imposed by our senior notes and other financings; legal restrictions on the payment of dividends, including a statutory dividend test and other limitations under Bermuda law; and other factors that our Board of Directors deems relevant. Some of these factors are beyond our control and a change in any such factor could affect our ability to pay dividends on our common shares. In the future we may not choose to pay dividends or may not be able to pay dividends, maintain our current level of dividends, or increase them over time. Increases in demand for our aircraft and operating lease payments may not occur and may not increase our actual cash available for dividends to our common shareholders. The failure to maintain or pay dividends may adversely affect our share price.

Issuer Purchases of Equity Securities
In February 2016, our Board of Directors authorized the repurchase of $100.0 million of the Company’s common shares. During the fourth quarter of 2017, we purchased our common shares as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
	(Dollars in thousands, except per share amounts)
October 1 through 31	—	$—	—	$95,888
November 1 through 30	—	—	—	95,888
December 1 through 31	—	—	—	95,888
Total	—	$—	—	$95,888

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
The following graph compares the cumulative five year total return to holders of our common shares relative to the cumulative total returns of the S&P Midcap 400 Index and a customized peer group over the five year period ended December 31, 2017. The peer group consists of three companies: AerCap Holdings NV (NYSE: AER), Air Lease Corporation (NYSE: AL) and FLY Leasing Limited (NYSE: FLY). An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common shares, the S&P Midcap 400 Index and in the peer group on December 31, 2012, and the relative performance of each is tracked through December 31, 2017. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance. We believe that the S&P Midcap 400 Index is more representative of our peers and as such, we utilize the S&P Midcap 400 Index as one of the metrics for our performance share-based compensation as part of our long-term incentive plan.

* $100 invested on December 31, 2012 in stock or index, including reinvestment of dividends.

	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Aircastle Limited	$100.00	$159.59	$185.80	$189.18	$197.74	$232.20
S&P Midcap 400	100.00	133.50	146.54	143.35	173.08	201.20
Peer Group	100.00	196.72	204.27	219.39	215.70	279.64

ITEM 6. SELECTED FINANCIAL DATA
The selected historical consolidated financial, operating and other data as of December 31, 2017 and 2016 and for each of the three years in the period ended December 31, 2017 presented in this table are derived from our audited consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report. The selected consolidated financial data as of December 31, 2014 and 2013 presented in this table are derived from our audited consolidated financial statements and related notes thereto, which are not included in this Annual Report. You should read these tables along with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands, except share data)
Selected Financial Data:
Consolidated Statements of Income:
Lease rental revenue	$721,302	$725,220	$733,417	$714,654	$644,929
Total revenues	796,620	772,958	819,202	818,602	708,645
Selling, general and administrative expenses	73,604	61,872	56,198	55,773	53,436
Depreciation	298,664	305,216	318,783	299,365	284,924
Interest, net	241,231	255,660	243,577	238,378	243,757
Net income	147,874	151,453	121,729	100,828	29,781
Earnings per common share — Basic:
Net income per share	$1.88	$1.92	$1.50	$1.25	$0.40
Earnings per common share — Diluted:
Net income per share	$1.87	$1.92	$1.50	$1.25	$0.40
Cash dividends declared per share	$1.06	$0.98	$0.90	$0.82	$0.695

Other Operating Data:
EBITDA	$705,525	$734,989	$707,524	$658,606	$600,088
Adjusted EBITDA	801,584	767,953	832,105	792,283	717,209
Adjusted net income	169,566	168,527	142,271	167,642	59,260

Consolidated Statements of Cash Flows:
Cash flows provided by operations	$490,871	$468,092	$526,285	$458,786	$424,037
Cash flows used in investing activities	(517,107)	(663,155)	(847,662)	(861,602)	(682,933)
Cash flows provided by (used in) financing activities	(248,724)	449,839	306,878	(106,030)	306,123

Consolidated Balance Sheet Data:
Cash and cash equivalents	$211,922	$455,579	$155,904	$169,656	$654,613
Flight equipment held for lease, net of accumulated depreciation	6,188,469	6,247,585	5,867,062	5,579,718	5,044,410
Net investment in finance and sales-type leases	545,750	260,853	201,211	106,651	145,173
Total assets	7,199,083	7,244,665	6,569,964	6,175,146	6,199,429
Borrowings from secured and unsecured financings, net of debt issuance costs	4,313,606	4,506,245	4,041,156	3,744,587	3,684,897
Shareholders’ equity	1,907,564	1,834,314	1,779,500	1,720,335	1,645,407

Other Data:
Number of aircraft owned and managed on behalf of our joint ventures (at the end of period)	236	206	167	152	162
Total debt to total capitalization	69.3%	71.1%	69.4%	68.5%	69.1%
Total unencumbered assets	$5,558,294	$5,069,955	$4,084,134	$3,510,588	$3,309,821

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
The table below shows the reconciliation of net income to EBITDA and Adjusted EBITDA for the years ended December 31, 2017, 2016, 2015, 2014 and 2013.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Net income	$147,874	$151,453	$121,729	$100,828	$29,781
Depreciation	298,664	305,216	318,783	299,365	284,924
Amortization of lease premiums, discounts and incentives	11,714	10,353	10,664	6,172	32,411
Interest, net	241,231	255,660	243,577	238,378	243,757
Income tax provision	6,042	12,307	12,771	13,863	9,215
EBITDA	705,525	$734,989	$707,524	$658,606	$600,088
Adjustments:
Impairment of aircraft	80,430	28,585	119,835	93,993	117,306
Loss on extinguishment of debt	—	—	—	36,570	—
Non-cash share-based payment expense	13,148	7,901	5,537	4,244	4,569
(Gain) loss on mark-to-market of interest rate derivative contracts	2,481	(3,522)	(791)	(1,130)	(4,754)
Adjusted EBITDA	$801,584	$767,953	$832,105	$792,283	$717,209
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
For additional information regarding the limitations of these non-GAAP measures, see “Limitations of EBITDA, Adjusted EBITDA and ANI” below.

The table below shows the reconciliation of net income to ANI for the years ended December 31, 2017, 2016, 2015, 2014 and 2013.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Net income	$147,874	$151,453	$121,729	$100,828	$29,781
Loss on extinguishment of debt(2)	—	—	—	36,570	—
Ineffective portion and termination of cash flow hedges(1)	—	—	455	660	2,393
(Gain) loss on mark-to-market of interest rate derivative contracts(2)	2,481	(3,522)	(791)	(1,130)	(4,754)
Loan termination payment(1)	2,058	4,960	—	—	2,954
Write-off of deferred financing fees(1)	4,005	2,880	—	—	3,975
Stock compensation expense(3)	13,148	7,901	5,537	4,244	4,569
Term Financing No. 1 hedge loss amortization charges(1)	—	—	4,401	14,854	17,843
Securitization No. 1 hedge loss amortization charges(1)	—	4,855	10,940	11,616	2,499

Adjusted net income	$169,566	$168,527	$142,271	$167,642	$59,260
_____________

(1)	Included in Interest, net.

(2)	Included in Other income (expense).

(3)	Included in Selling, general and administrative expenses.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks, uncertainties and assumptions. You should read the following discussion in conjunction with Item 6. “Selected Financial Data” and our historical consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those described under Item 1A. — “Risk Factors” and elsewhere in this Annual Report. Please see “Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995” for a discussion of the uncertainties, risks and assumptions associated with these statements. Our consolidated financial statements are prepared in accordance with U.S. GAAP and, unless otherwise indicated, the other financial information contained in this Annual Report has also been prepared in accordance with U.S. GAAP. Unless otherwise indicated, all references to “dollars” and “$” in this Annual Report are to, and all monetary amounts in this Annual Report are presented in, U.S. dollars.
OVERVIEW
Aircastle acquires, leases, and sells commercial jet aircraft to airlines throughout the world. As of December 31, 2017, we owned and managed on behalf of our joint ventures 236 aircraft that were leased to 81 lessees located in 43 countries. Our aircraft are managed by an experienced team based in the United States, Ireland and Singapore. Our aircraft are subject to net leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs, although in certain cases, we are obligated to pay a portion of specified maintenance or modification costs. As of December 31, 2017, the net book value was $6.73 billion compared to $6.51 billion at the end of 2016. Our revenues and net income for the year ended December 31, 2017 were $796.6 million and $147.9 million respectively, and for the fourth quarter 2017 were $177.4 million and $55.1 million, respectively.
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
Operating Expenses
Operating expenses are comprised of depreciation of flight equipment held for lease, interest expense, SG&A expenses, aircraft impairment charges and maintenance and other costs. Because our operating lease terms generally require the lessee to pay for operating, maintenance and insurance costs, our portion of maintenance and other costs relating to aircraft reflected in our statement of income primarily relates to expenses for unscheduled lease terminations.
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
Acquisitions and Sales
During 2017, we acquired 68 aircraft for $1.56 billion. As of February 8, 2018, we have not acquired any aircraft. At December 31, 2017, we had commitments to acquire 37 aircraft for $1.45 billion, including 25 new Embraer E-Jet E2 aircraft from Embraer, with delivery beginning in 2019. These amounts include estimated amounts for pre-delivery deposits, contractual price escalations and other adjustments. As of February 8, 2018, we have commitments to acquire 41 aircraft for $1.59 billion.
During 2017, we sold 37 aircraft and other flight equipment for $833.6 million, which resulted in a net gain of $55.2 million. As of February 8, 2018, we have sold two aircraft.

The following table sets forth certain information with respect to the aircraft owned and managed on behalf of our joint ventures by us as of December 31, 2017, 2016 and 2015:
AIRCASTLE AIRCRAFT INFORMATION (dollars in millions)

Owned Aircraft	As of December 31, 2017(1)	As of December 31, 2016(1)	As of December 31, 2015(1)
Flight Equipment Held for Lease	$6,734	$6,508	$6,068
Unencumbered Flight Equipment included in Flight Equipment Held for Lease	$5,346	$4,614	$3,928
Number of Aircraft	224	193	162
Number of Unencumbered Aircraft	195	156	118
Number of Lessees	81	71	53
Number of Countries	43	36	34
Weighted Average Age (years)(2)	9.1	7.9	7.5
Weighted Average Remaining Lease Term (years)(2)	5.0	5.1	5.9
Weighted Average Fleet Utilization during the Fourth Quarter(3)	99.5%	99.0%	99.7%
Weighted Average Fleet Utilization for the Year Ended(3)	99.3%	98.9%	99.3%
Portfolio Yield for the Fourth Quarter(4)	12.0%	12.4%	12.6%
Portfolio Yield for the Year Ended(4)	12.2%	12.4%	12.7%

Managed Aircraft on behalf of Joint Ventures
Flight Equipment	$641	$689	$484
Number of Aircraft	12	13	5
 ____________

(1)	Calculated using net book value at period end.

(2)	Weighted by net book value.

(3)	Aircraft on-lease days as a percent of total days in period weighted by net book value.

(4)
Lease rental revenue, interest income and cash collections on our net investment in finance and sales-type leases for the period as a percent of the average net book value for the period; quarterly information is annualized.

Our owned aircraft portfolio as of December 31, 2017 is listed in Exhibit 99.1 to this Annual Report.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of December 31, 2017			Owned Aircraft as of December 31, 2016
	Number of Aircraft		% of Net Book Value(1)	Number of Aircraft		% of Net Book Value(1)
Aircraft Type
Passenger:
Narrow-body	192		66%	155		56%
Wide-body	28		29%	30		36%
Total Passenger	220		95%	185		92%
Freighter	4		5%	8		8%
Total	224		100%	193		100%

Manufacturer
Airbus	138		57%	103		51%
Boeing	81		41%	85		47%
Embraer	5		2%	5		2%
Total	224		100%	193		100%

Regional Diversification
Asia and Pacific	59		30%	61		38%
Europe	92		32%	66		23%
Middle East and Africa	15		9%	14		11%
North America	32		10%	26		8%
South America	25		19%	23		18%
Off-lease	1	(2)	—%	3	(3)	2%
Total	224		100%	193		100%
 _______________

(1)	Calculated using net book value at year end.

(2)	Consisted of one Airbus A321-200 aircraft, which is subject to a commitment to lease.

(3)
Consisted of one Airbus A330-200 aircraft, which was delivered on lease to a customer in February 2017, and two Airbus A321-200 aircraft that were delivered to a customer in Europe in the second quarter of 2017.

Our largest single customer represents over 6% of the net book value at December 31, 2017. Our top fifteen customers for aircraft we owned at December 31, 2017, representing 110 aircraft and 55% of the net book value, are as follows:

Percent of Net Book Value	Customer	Country	Number of Aircraft
Greater than 6% per customer	Avianca Brazil	Brazil	11

3% to 6% per customer	LATAM	Chile	3
	Lion Air	Indonesia	10
	TAP Portugal(1)	Portugal	8
	South African Airways	South Africa	4
	easyJet	United Kingdom	20
	Iberia	Spain	13
	Aerolineas Argentina	Argentina	5

Less than 3% per customer	AirBridge Cargo(2)	Russia	2
	Ural	Russia	6
	Interjet	Mexico	9
	Air Asia X	Malaysia	2
	Jet Airways	India	7
	IndiGo	India	6
	Asiana Airlines	South Korea	4
	Total top 15 customers		110
	All other customers		114
	Total all customers		224

(1) Combined with an affiliate.
(2) Guaranteed by Volga-Dnepr Airlines. We have one additional aircraft on lease with an affiliate.
Finance
Aircastle Limited is a publicly-listed company, and our shares have been trading on the NYSE since August 2006. Since our inception in late 2004, we raised approximately $1.7 billion in equity capital from private and public investors. We also obtained $13.4 billion in debt capital from a variety of sources including export credit agency-backed debt, commercial bank debt, the aircraft securitization markets and the unsecured bond market. The diversity and global nature of our financing sources demonstrates our ability to adapt to changing market conditions and seize new growth opportunities.
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
See “Liquidity and Capital Resources — Secured Debt Financings” and “Liquidity and Capital Resources — Unsecured Debt Financings” below.

Comparison of the year ended December 31, 2017 to the year ended December 31, 2016:

	Year Ended December 31,
	2017	2016
	(Dollars in thousands)
Revenues:
Lease rental revenue	$721,302	$725,220
Finance and sales-type lease revenue	25,716	17,190
Amortization of lease premiums, discounts and incentives	(11,714)	(10,353)
Maintenance revenue	56,128	33,590
Total lease rentals	791,432	765,647
Other revenue	5,188	7,311
Total revenues	796,620	772,958
Expenses:
Depreciation	298,664	305,216
Interest, net	241,231	255,660
Selling, general and administrative	73,604	61,872
Impairment of aircraft	80,430	28,585
Maintenance and other costs	9,077	7,773
Total operating expenses	703,006	659,106
Other income (expense):
Gain on sale of flight equipment	55,167	39,126
Other	(2,476)	3,527
Total other income	52,691	42,653
Income from continuing operations before income taxes	146,305	156,505
Income tax provision	6,042	12,307
Earnings of unconsolidated equity method investment, net of tax	7,611	7,255
Net income	$147,874	$151,453
Revenues:
Total revenues increased by $23.7 million, for the year ended December 31, 2017 as compared to the year ended December 31, 2016, primarily as a result of the following:
Lease rental revenue decreased by $3.9 million for the year ended December 31, 2017 primarily as a result of:

•	a $108.7 million decrease due to the sale of 60 aircraft during 2017 and 2016; and

•	a $25.5 million decrease due to lease extensions, amendments, transitions and other changes.
These decreases were offset by a $130.3 million increase in revenue, reflecting the partial year impact of 47 aircraft purchased in 2017 and the full year impact of 50 aircraft purchased in 2016.
Finance and sales-type lease revenue. For the year ended December 31, 2017, $25.7 million of interest income from finance and sales-type leases was recognized as compared to $17.2 million for the same period in 2016, due to the net addition of fifteen aircraft subject to finance and sales-type leases.

Amortization of lease premiums, discounts and incentives.

	Year Ended December 31,
	2017	2016
	(Dollars in thousands)
Amortization of lease incentives	$(9,779)	$(6,223)
Amortization of lease premiums	(10,022)	(13,744)
Amortization of lease discounts	8,087	9,614
Amortization of lease premiums, discounts and incentives	$(11,714)	$(10,353)
As more fully described above under “Revenues,” lease incentives represent our estimated portion of the lessee's cost for heavy maintenance, overhaul or replacement of certain high-value components which is amortized over the life of the related lease. As we enter into new leases, the amortization of lease incentives generally increases and, conversely, if a related lease terminates, the related unused lease incentive liability will reduce the amortization of lease incentives. The increase in amortization of lease incentives of $3.6 million for the year ended December 31, 2017 as compared to the same period in 2016 was primarily attributable to the reversal of lease incentives associated with two freighter aircraft due to changes in estimate and the reclassification of one aircraft from an operating lease to a finance lease during 2016.
As more fully described above under “Revenues,” lease premiums represent the present value of the amount above current lease rates for acquired aircraft with attached leases. The decrease in amortization of lease premiums of $3.7 million for the year ended December 31, 2017 as compared to the same period in 2016 resulted primarily from the reversal of $2.3 million of lease premiums related to two aircraft in 2017 returned from a new lessee and a net decrease in amortization resulting from net aircraft sales.
Maintenance revenue. For the year ended December 31, 2017, we recorded $56.1 million of maintenance revenue primarily due to the transition of four narrow-body aircraft, four wide-body aircraft and one freighter aircraft for $50.6 million. For 2016, we recorded $33.6 million due to the transition of one narrow-body and two wide-body aircraft for $18.1 million and maintenance reserves taken into income from three freighter, three narrow-body and one wide-body aircraft totaling $15.3 million.
Other revenue was $5.2 million during the year ended December 31, 2017, primarily from $2.9 million in fees earned in connection with the early termination of two leases and $2.1 million in administrative fees from the Lancaster and IBJ Air joint ventures. For the year ended December 31, 2016, other revenue was $7.3 million, which was primarily due to $5.1 million recognized in additional fees paid by lessees in connection with early termination and amendment of leases and $2.1 million in administrative fees from the Lancaster and IBJ Air joint ventures.
Operating Expenses:
Total operating expenses increased by $43.9 million, for the year ended December 31, 2017 as compared to the year ended December 31, 2016, primarily as a result of the following:
Depreciation expense decreased by $6.6 million for the year ended December 31, 2017 over the same period in 2016. The decrease was primarily the result of lower depreciation of $62.1 million due to 60 aircraft sold during 2017 and 2016. This decrease was partially offset by increases of:

•	$52.1 million due to 97 aircraft acquisitions during 2017 and 2016; and

•	$3.3 million due to changes to asset lives, residual values and other changes.

Interest, net consisted of the following:

	Year Ended December 31,
	2017	2016
	(Dollars in thousands)
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities(1)	$223,260	$228,774
Amortization of deferred losses related to interest rate derivatives	2,202	9,662
Amortization of deferred financing fees and debt discount(2)	19,435	18,508
Interest expense	244,897	256,944
Less: Interest income	(3,411)	(1,140)
Less: Capitalized interest	(255)	(144)
Interest, net	$241,231	$255,660

______________

(1)	Includes $2.1 million and $5.0 million of loan prepayment fees related to the sale of aircraft during the years ended December 31, 2017 and 2016, respectively.

(2)	Includes $4.0 million and $2.9 million in deferred financing fees written off related to the sale of aircraft during the years ended December 31, 2017 and 2016, respectively.
Interest, net decreased by $14.4 million over the year ended December 31, 2016. The net decrease was primarily a result of:

•	a $5.5 million decrease in interest on borrowings due primarily to lower weighted average debt cost and lower net termination charges compared to 2016;

•	lower amortization of deferred losses on terminated interest rate derivatives of $7.5 million; and

•	higher interest income of $2.3 million.
Selling, general and administrative expenses for the year ended December 31, 2017 increased by $11.7 million over the same period in 2016, primarily as a result of $5.1 million of separation and disability compensation expense related to our former Chief Executive Officer under the terms of his employment and share-based award agreements and higher personnel costs.
Impairment of aircraft was $80.4 million during the year ended December 31, 2017 and $28.6 million during the year ended December 31, 2016. See “Summary of Recoverability Assessment and Other Impairments” below for a detailed discussion of the related impairment charges for these aircraft.
Maintenance and other costs were $9.1 million for the year ended December 31, 2017, an increase of $1.3 million over the same period in 2016. The net increase was primarily related to higher maintenance costs of $1.2 million related to terminations and transitions during the year ended December 31, 2017 as compared to the year ended December 31, 2016.
Other Income:
Total other income for the year ended December 31, 2017 was $52.7 million of income as compared to $42.7 million of expense versus the same period in 2016. The increase of $10.0 million is primarily a result of:
Gain on sale of flight equipment increased by $16.0 million, to $55.2 million for the year ended 2017, as compared to gains of $39.1 million for the same period in 2016. During 2017, we recorded gains totaling $55.2 million related to the sale of 37 aircraft. During 2016, we recorded gains totaling $39.1 million related to the sale of 30 aircraft.
Other decreased by $6.0 million, to an expense of $2.5 million for the year ended December 31, 2017, as compared to income of $3.5 million versus the same period in 2016 relating to the mark-to-market of the fair value of our interest rate cap.
Income Tax Provision:
Our provision for income taxes for the years ended December 31, 2017 and 2016 was $6.0 million and $12.3 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland, Singapore and the United States. For the year ended

December 31, 2017, our income tax provision decreased by $6.3 million as a result of a decrease in our deferred tax provision of $15.1 million, partially offset by an increase in our current tax provision of $8.8 million as compared to the same period in 2016.
The net change in our income tax provision was primarily attributable to changes in operating income subject to tax in Ireland, Singapore, the United States and other jurisdictions, including the net tax effect effect from the sale and transfer of aircraft in Ireland and Singapore. In addition, we also recorded a deferred tax benefit of $4.1 million relating to the transfer of aircraft from Singapore to other to other jurisdictions and a deferred tax benefit of $2.8 million for the effect of the reduction in the U.S. federal tax rate from the passage of the Tax Act.
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
Other Comprehensive Income:

	Year Ended December 31,
	2017	2016
	(Dollars in thousands)
Net income	$147,874	$151,453
Net change in fair value of derivatives, net of tax expense of $0 for both periods presented	—	(1)
Derivative loss reclassified into earnings	2,202	9,662
Total comprehensive income	$150,076	$161,114
Other comprehensive income was $150.1 million for the year ended December 31, 2017, a decrease of $11.0 million from the $161.1 million of other comprehensive income for the year ended December 31, 2016. Other comprehensive income for the year ended December 31, 2017 primarily consisted of:

•	$147.9 million of net income; and

•	$2.2 million of amortization of deferred net losses reclassified into earnings primarily related to terminated interest rate derivatives.
Other comprehensive income for the year ended December 31, 2016 primarily consisted of:

•	$151.5 million of net income; and

•	$9.7 million of amortization of deferred net losses reclassified into earnings primarily related to terminated interest rate derivatives.
Summary of Recoverability Assessment and Other Impairments
Transactional Impairments
During 2017, we entered into agreements to sell two Boeing 747-400 production freighter aircraft at the end of their respective leases and one older Boeing 747-400 converted freighter aircraft to its lessee, resulting in impairment charges totaling $79.2 million, partially offset by maintenance revenue of $13.5 million. During 2017, we sold one of the production freighters and the one converted freighter. We have an agreement to sell the other production freighter in the first quarter of 2018.
In 2016, we reduced forecasted cash flows for three Boeing 747-400 converted freighter aircraft due to a change in planned engine maintenance events. These three aircraft were nearing the end of their economic lives and leases. As a result, we recorded impairment charges totaling $5.5 million, maintenance revenue of $5.6 million and reversed lease incentives of $2.4 million. These aircraft were sold in 2017. We also impaired one Airbus A321-200 and two Boeing 747-400 converted freighter aircraft for which we had sales agreements, resulting in impairment charges of $6.8 million. These aircraft were sold in the second half of 2016.
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
In our 2016 assessment, we reduced economic lives and residuals for all six older Boeing 757-200 aircraft. As a result, we recorded impairment charges totaling $2.2 million relating to two of these aircraft held as operating leases and impairment losses totaling $2.6 million relating to three of these aircraft held as finance leases. We sold these six aircraft during 2017 at the end of their respective leases. We also reduced forecasted cash flows for older Airbus A330 aircraft to reflect lower rental expectations given weak demand and increased competition from newer units. As a result, we recorded impairment charges totaling $11.7 million and maintenance revenue of $4.0 million relating to one sixteen year old Airbus A330-200 approaching lease expiry.
Aircraft Monitoring List
At December 31, 2017, no aircraft were on our monitoring list. We monitor our fleet for aircraft that are more susceptible to failing our recoverability assessments within one year due to their sensitivity to changes in contractual cash flows, future cash flow estimates and aircraft residual or scrap values.

Comparison of the year ended December 31, 2016 to the year ended December 31, 2015:

	Year Ended December 31,
	2016	2015
	(Dollars in thousands)
Revenues:
Lease rental revenue	$725,220	$733,417
Finance and sales-type lease revenue	17,190	7,658
Amortization of lease premiums, discounts and incentives	(10,353)	(10,664)
Maintenance revenue	33,590	71,049
Total lease rentals	765,647	801,460
Other revenue	7,311	17,742
Total revenues	772,958	819,202
Expenses:
Depreciation	305,216	318,783
Interest, net	255,660	243,577
Selling, general and administrative	61,872	56,198
Impairment of aircraft	28,585	119,835
Maintenance and other costs	7,773	11,502
Total operating expenses	659,106	749,895
Other income:
Gain on sale of flight equipment	39,126	58,017
Other	3,527	919
Total other income	42,653	58,936
Income from continuing operations before income taxes	156,505	128,243
Income tax provision	12,307	12,771
Earnings of unconsolidated equity method investment, net of tax	7,255	6,257
Net income	$151,453	$121,729
Revenues:
Total revenues decreased by $46.2 million, for the year ended December 31, 2016 as compared to the year ended December 31, 2015, primarily as a result of the following:
Lease rental revenue decreased by $8.2 million for the year ended December 31, 2016 primarily as the result of:

•	a $100.3 million decrease due to sales of 56 aircraft during 2016 and 2015; and

•	a $14.8 million decrease due to lease extensions, amendments, transitions and other changes.
These decreases were partially offset by a $106.9 million increase in revenue, reflecting the partial year impact of 52 aircraft purchased in 2016 and the full year impact of 34 aircraft purchased in 2015.
Finance and sales-type lease revenue. For the year ended December 31, 2016, $17.2 million of interest income from finance and sales-type leases was recognized as compared to $7.7 million versus the same period in 2015, due to the net addition of aircraft subject to finance and sales-type leases.

Amortization of lease premiums, discounts and incentives.

	Year Ended December 31,
	2016	2015
	(Dollars in thousands)
Amortization of lease incentives	$(6,223)	$(9,897)
Amortization of lease premiums	(13,744)	(10,922)
Amortization of lease discounts	9,614	10,155
Amortization of lease premiums, discounts and incentives	$(10,353)	$(10,664)
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
Maintenance revenue. For the year ended 2016, we recorded $33.6 million of maintenance revenue due to the transition of one narrow-body and two wide-body aircraft for $18.1 million and maintenance reserves taken into income from three freighter, three narrow-body and one wide-body aircraft totaling $15.3 million. For the year ended 2015, we recorded $71.0 million of maintenance revenue due to the transitions of six narrow-body and one freighter aircraft for $29.3 million, maintenance reserves taken into income for one narrow-body and two wide-body aircraft for $23.4 million and return compensation for one narrow-body and two freighter aircraft for $18.2 million.
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
Operating Expenses:
Total operating expenses decreased by $90.8 million, for the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily as a result of the following:
Depreciation expense decreased by $13.6 million for the year ended December 31, 2016 over the same period in 2015. The net decrease was primarily the result of a $59.9 million decrease in depreciation for aircraft sales. This decrease was offset by:

•	a $41.3 million increase in depreciation for aircraft acquired;

•	a $3.8 million increase due to capitalized aircraft improvements; and

•	a $1.2 million increase due to changes to asset lives and residual values.

Interest, net consisted of the following:

	Year Ended December 31,
	2016	2015
	(Dollars in thousands)
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities(1)	$228,774	$204,326
Hedge ineffectiveness losses	—	455
Amortization of deferred losses related to interest rate derivatives	9,662	24,023
Amortization of deferred financing fees and debt discount(2)	18,508	14,878
Interest expense	256,944	243,682
Less: Interest income	(1,140)	(105)
Less: Capitalized interest	(144)	—
Interest, net	$255,660	$243,577

______________

(1)	Includes $5.0 million in loan termination fees related to the sale of two aircraft during the year ended December 31, 2016.

(2)	Includes $2.9 million in deferred financing fees written off related to the sale of two aircraft during the year ended December 31, 2016.
Interest, net increased by $12.1 million over the year ended December 31, 2015. The net increase was primarily a result of:

•	higher interest on borrowings of $24.4 million, driven by an increase from higher weighted average debt outstanding; and

•
a $3.6 million increase in amortization of deferred financing fees, including $2.9 million written off due to the sale of two aircraft, and $5.0 million in loan termination fees related to the sale of two aircraft during the year ended December 31, 2016 as compared to the year ended December 31, 2015.

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
Maintenance and other costs were $7.8 million for the year ended December 31, 2016, a decrease of $3.7 million over the same period in 2015. The net decrease was primarily related to lower maintenance costs related to unscheduled terminations and transitions.
Other Income:
Total other income for the year ended December 31, 2016 was $42.7 million of income as compared to $58.9 million of expense versus the same period in 2015. The decrease of $16.3 million was primarily a result of:
Gain on sale of flight equipment decreased by $18.9 million, to $39.1 million for the year ended 2016, as compared to gains of $58.0 million for the same period in 2015. During 2016, we recorded gains totaling $39.1 million related to the sale of 30 aircraft. During 2015, we recorded gains totaling $58.0 million related to the sale of 31 aircraft.
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
Collectability of finance and sales-type leases is evaluated periodically on an individual customer level. The evaluation of the collectability of the finance and sales-type leases considers the credit of the lessee and the value of the underlying aircraft. An allowance for credit losses is established if there is evidence that we will be unable to collect all amounts due according to the original contractual terms of the Net investment in finance and sales-type leases. At December 31, 2017, we had no allowance for credit losses for our Net investment in finance and sales-type leases. When collectability is not reasonably assured, the customer is placed on non-accrual status, and revenue is recognized when cash payments are received.
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
During 2017, we met our liquidity and capital resource needs with $490.9 million of cash flow from operations, $500.0 million in gross proceeds from the issuance of our Senior Notes due 2024 and $833.6 million of cash from aircraft sales.
As of December 31, 2017, the weighted average maturity of our secured and unsecured debt financings was 3.5 years and we are in compliance with all applicable covenants in our financings. We have also determined that as of December 31, 2017, our consolidated subsidiaries’ restricted net assets, as defined by Rule 4-08(e)(3) of Regulation S-X, are less than 25% of our consolidated net assets.
We believe that cash on hand, payments received from lessees and other funds generated from operations, unsecured bond offerings, secured borrowings for aircraft, borrowings under our revolving credit facilities and other borrowings and proceeds from future aircraft sales will be sufficient to satisfy our liquidity and capital resource needs over the next twelve months. Our liquidity and capital resource needs include payments due under our aircraft purchase obligations, required principal and interest payments under our long-term debt facilities, expected capital expenditures, lessee maintenance payment reimbursements and lease incentive payments over the next twelve months.
Cash Flows

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Net cash flow provided by operating activities	$490,871	$468,092	$526,285
Net cash flow used in investing activities	(517,107)	(663,155)	(847,662)
Net cash flow (used in) provided by financing activities	(248,724)	449,839	306,878
Operating Activities:
Cash flow provided by operations was $490.9 million and $468.1 million for the years ended December 31, 2017 and 2016, respectively. The increase in cash flow provided by operations of $22.8 million for the year ended December 31, 2017 versus the same period in 2016 was primarily a result of:

•	a $22.7 million increase in cash from maintenance revenue;

•	a $12.1 million decrease in cash paid for taxes; and

•	a $4.3 million decrease in cash used for working capital.
These inflows were offset by:
•a $6.5 million increase in cash paid for SG&A;
•a $3.4 million increase in cash paid for interest; and
•a $1.3 million increase in cash paid for maintenance.

Cash flow provided by operations was $468.1 million and $526.3 million for the years ended December 31, 2016 and 2015, respectively. The decrease in cash flow provided by operations of $58.2 million for the year ended December 31, 2016 was primarily a result of:

•	a $29.7 million increase in cash paid for interest;

•	a $21.5 million decrease in cash from maintenance revenue;

•	a $10.7 million decrease in cash from lease rentals, net of finance and sales-type leases; and

•	a $4.0 million increase in cash paid for taxes.
These outflows were offset partially by decreases of $3.2 million in cash used for working capital and $3.7 million in cash paid for maintenance.
Investing Activities:
Cash flow used in investing activities was $517.1 million and $663.2 million for the years ended December 31, 2017 and 2016, respectively. The decrease in cash flow used in investing activities of $146.0 million for the year ended December 31, 2017 was primarily a result of:

•	a net $52.7 million decrease in the acquisition and improvement of flight equipment and net investment in and collections on finance and sales-type leases;

•	a $77.7 million increase in proceeds from the sale of flight equipment; and

•	an $18.0 million decrease in unconsolidated equity method investments.
Cash flow used in investing activities was $663.2 million and $847.7 million for the years ended December 31, 2016 and 2015, respectively. The decrease in cash flow used in investing activities of $184.5 million for the year ended December 31, 2016 was primarily a result of:
•a $193.4 million increase in proceeds from the sale of flight equipment; and
•a $22.6 million decrease in net investments in finance and sales-type leases.
These outflows were offset by:

•	an $18.0 million increase in unconsolidated equity method investment in 2016;

•	a $10.4 million increase in the acquisition and improvement of flight equipment; and

•	a $2.8 million net increase in aircraft purchase deposits paid.
Financing Activities:
Cash flow used in financing activities was $248.7 million for the year ended December 31, 2017 as compared to cash flow provided by financing activities of $449.8 million for the year ended December 31, 2016. The net increase in cash flow used in financing activities of $698.6 million for the year ended December 31, 2017 was primarily a result of:

•	a $379.3 million decrease in proceeds from secured and unsecured financings;

•	a $289.8 million increase in securitization and term debt financing repayments; and

•	a $68.4 million increase in maintenance and security deposits returned, net of deposits received.
These outflows were partially offset by a $32.5 million decrease in shares repurchased and a $10.4 million decrease in deferred financing costs.
Cash flow provided by financing activities was $449.8 million and $306.9 million for the years ended December 31, 2016 and 2015, respectively. The net increase in cash flow provided by financing activities of $143.0 million for the year ended December 31, 2016 was primarily a result of:

•	a $92.6 million decrease in securitization and term debt financing repayments; and

•	a $79.3 million increase in proceeds from secured and unsecured financings.
These inflows were offset partially by:

•	a $16.5 million increase in shares repurchased;

•	a $7.0 million increase in deferred financing costs; and

•	a $4.2 million increase in dividends paid.
Debt Obligations
For complete information on our debt obligations, please refer to Note 7 - “Borrowings from Secured and Unsecured Debt” Financings in the Notes to Consolidated Financial Statements below.
Contractual Obligations
Our contractual obligations consist of principal and interest payments on variable and fixed rate liabilities, interest payments on interest rate derivatives, aircraft acquisition and rent payments pursuant to our office leases. Total contractual obligations increased to approximately $6.61 billion at December 31, 2017 from $6.50 billion at December 31, 2016 due to an increase in purchase obligations for aircraft to be acquired, partially offset by a decrease in borrowings.
The following table presents our actual contractual obligations and their payment due dates as of December 31, 2017.

	Payments Due by Period as of December 31, 2017
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	More than 5 years
	(Dollars in thousands)
Principal payments:
Senior Notes due 2018-2024	$3,200,000	$400,000	$800,000	$1,000,000	$1,000,000
DBJ Term Loan	120,000	—	120,000	—	—
Revolving Credit Facilities	175,000	—	175,000	—	—
ECA Financings	227,490	38,411	81,039	79,280	28,760
Bank Financings	635,443	82,966	125,575	122,839	304,063
Total principal payments	4,357,933	521,377	1,301,614	1,202,119	1,332,823
Interest payments on debt obligations(1)	774,782	215,806	324,972	178,019	55,985
Office leases(2)	18,785	1,716	4,149	3,330	9,590
Purchase obligations(3)	1,453,625	466,693	845,289	141,643	—
Total	$6,605,125	$1,205,592	$2,476,024	$1,525,111	$1,398,398
 _____________

(1)	Future interest payments on variable rate, LIBOR-based debt obligations are estimated using the interest rate in effect at December 31, 2017.

(2)	Represents contractual payment obligations for our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.

(3)
At December 31, 2017, we had commitments to acquire 37 aircraft for $1.45 billion, including 25 new E-Jet E2 aircraft from Embraer S.A. These amounts include estimates for pre-delivery deposits, contractual price escalation and other adjustments. As of February 8, 2018, we have commitments to acquire 41 aircraft for $1.59 billion.

Capital Expenditures
From time to time, we make capital expenditures to maintain or improve our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the years ended December 31, 2017, 2016 and 2015, we incurred a total of $12.9 million, $31.5 million and $36.5 million, respectively, of capital expenditures (including lease incentives) related to the acquisition and improvement of aircraft.
As of December 31, 2017, the weighted average age (by net book value) of our aircraft was approximately 9.1 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Our lease agreements call for the lessee to be primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.
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
We hold a 30% equity interest in our Lancaster joint venture and a 25% equity interest in our joint venture with IBJ Air. At December 31, 2017, the net book value of both joint ventures’ twelve aircraft was approximately $641 million.
Foreign Currency Risk and Foreign Operations
At December 31, 2017 all of our leases are payable to us in U.S. dollars. However, we incur Euro- and Singapore dollar-denominated expenses in connection with our subsidiaries in Ireland and Singapore. For the year ended December 31, 2017, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated approximately $19.4 million in U.S. dollar equivalents and represented approximately 26% of total SG&A expenses. Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, it is likely that our international operations and our exposure to foreign currency risk will increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases we may enter into hedging transactions in the future to mitigate this risk. For the years ended December 31, 2017, 2016 and 2015, we incurred insignificant net gains and losses on foreign currency transactions.
Hedging
For complete information on our derivative instruments, please refer to Note 14 “Other Assets” and Note 16 - “Accumulated Other Comprehensive Loss” in the Notes to Consolidated Financial Statements below.
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
The table below shows the reconciliation of net income to EBITDA for the years ended December 31, 2017, 2016 and 2015, respectively.

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Net income	$147,874	$151,453	$121,729
Depreciation	298,664	305,216	318,783
Amortization of lease premiums, discounts and incentives	11,714	10,353	10,664
Interest, net	241,231	255,660	243,577
Income tax provision	6,042	12,307	12,771
EBITDA	$705,525	$734,989	$707,524
Adjustments:
Impairment of aircraft	80,430	28,585	119,835
Non-cash share-based payment expense	13,148	7,901	5,537
(Gain) loss on mark-to-market of interest rate derivative contracts	2,481	(3,522)	(791)
Adjusted EBITDA	$801,584	$767,953	$832,105
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
The table below shows the reconciliation of net income to ANI for the years ended December 31, 2017, 2016 and 2015, respectively.

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Net income	$147,874	$151,453	$121,729
Ineffective portion and termination of cash flow hedges(1)	—	—	455
(Gain) loss on mark-to-market of interest rate derivative contracts(2)	2,481	(3,522)	(791)
Loan termination fee(1)	2,058	4,960	—
Write-off of deferred financing fees(1)	4,005	2,880	—
Non-cash share-based payment expense(3)	13,148	7,901	5,537
Term Financing No. 1 hedge loss amortization charges(1)	—	—	4,401
Securitization No. 1 hedge loss amortization charges(1)	—	4,855	10,940
Adjusted net income	$169,566	$168,527	$142,271
 ______________

(1)	Included in Interest, net.

(2)	Included in Other income (expense).

(3)	Included in Selling, general and administrative expenses.

	Year Ended December 31,
Weighted-average shares:	2017	2016	2015
Common shares outstanding	78,219,458	78,161,494	80,489,391
Restricted common shares	556,592	653,944	615,611
Total weighted-average shares	78,776,050	78,815,438	81,105,002

	Year Ended December 31,
Percentage of weighted-average shares:	2017	2016	2015
Common shares outstanding	99.29%	99.17%	99.24%
Restricted common shares(1)	0.71%	0.83%	0.76%
Total	100.00%	100.00%	100.00%

	Year Ended December 31,
	2017	2016	2015
Weighted-average common shares outstanding — Basic	78,219,458	78,161,494	80,489,391
Effect of dilutive shares(2)	153,983	42,785	—
Weighted-average common shares outstanding — Diluted	78,373,441	78,204,279	80,489,391

	Year Ended December 31,
Adjusted net income allocation:	2017	2016	2015
	(Dollars in thousands, except per share amounts)
Adjusted net income	$169,566	$168,527	$142,271
Less: Distributed and undistributed earnings allocated to restricted common shares(1)	(1,198)	(1,398)	(1,080)
Adjusted net income allocable to common shares — Basic and Diluted	$168,368	$167,129	$141,191
Adjusted net income per common share — Basic	$2.15	$2.14	$1.75
Adjusted net income per common share — Diluted	$2.15	$2.14	$1.75
 ____________

(1)
For the years ended December 31, 2017, 2016 and 2015, distributed and undistributed earnings to restricted shares was 0.71%, 0.83% and 0.76%, respectively, of net income. The amount of restricted share forfeitures for all periods presented was immaterial to the allocation of distributed and undistributed earnings.

(2)
For the years ended December 31, 2017 and 2016, dilutive shares represented contingently issuable shares related to the Company's Performance Share Units (“PSUs”). For the year ended December 31, 2015, we had no dilutive shares.

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
A hypothetical 100-basis point increase/decrease in our variable interest rates would increase/decrease the minimum contracted rentals on our portfolio as of December 31, 2017 by $4.0 million and $4.0 million, respectively, over the next twelve months. As of December 31, 2017, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $2.2 million and $2.2 million, respectively, net of amounts received from our interest rate derivatives, over the next twelve months. In September 2016, we purchased an interest rate cap for $2.3 million to hedge approximately 70% of our floating rate interest exposure. The interest rate cap is set at 2% and has a current notional balance of $400.0 million and reduces over time to $215.0 million. The cap matures in September 2021.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and notes thereto, referred to in Item 15(A)(1) of this Form 10-K, are filed as part of this Annual Report and appear in this Form 10-K beginning on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2017. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.
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
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017. The assessment was based on criteria established in the Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2017.
Ernst & Young LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, audited the effectiveness of our controls over financial reporting as of December 31, 2017. Ernst & Young LLP has issued its report which is included below.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Aircastle Limited
Opinion on Internal Control over Financial Reporting
We have audited Aircastle Limited and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Aircastle Limited and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017 and the related notes (collectively referred to as the "financial statements") of the Company and our report dated February 13, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Stamford, CT
February 13, 2018

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The name, age and background of each of our directors nominated for election will be contained under the caption “Election of Directors” in our Proxy Statement for our 2018 Annual General Meeting of Shareholders (“2018 Proxy Statement”). The identification of our Audit Committee and our Audit Committee financial experts will be contained in our 2018 Proxy Statement under the captions “CORPORATE GOVERNANCE — Committees of the Board of Directors — The Audit Committee.” Information regarding our Code of Business Ethics and Conduct, any material amendments thereto and any related waivers will be contained in our 2018 Proxy Statement under the captions “CORPORATE GOVERNANCE — Code of Business Conduct and Ethics.” All of the foregoing information is incorporated herein by reference. The Code of Business Conduct and Ethics is posted on Aircastle’s website at www.aircastle.com under Investors — Corporate Governance. Pursuant to Item 401(b) of Regulation S-K, the requisite information pertaining to our executive officers is reported immediately following Item 4 of Part I of this Annual Report.
Information on compliance with Section 16(a) of the Exchange Act will be contained in our 2018 Proxy Statement under the captions “OWNERSHIP OF AYR COMMON SHARES — Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
Information on compensation of our directors and certain named executive officers will be contained in our 2018 Proxy Statement under the captions “Directors’ Compensation” and “EXECUTIVE COMPENSATION,” respectively, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information on the number of shares of Aircastle’s common shares beneficially owned by each director, each named executive officer and by all directors and executive officers as a group will be contained under the captions “OWNERSHIP OF THE COMPANY’S COMMON SHARES — Security Ownership by Management” and information on each beneficial owner of more than 5% of Aircastle’s common shares is contained under the captions “OWNERSHIP OF THE COMPANY’S COMMON SHARES — Security Ownership of Certain Beneficial Owners” in our 2018 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information relating to certain transactions between Aircastle and its affiliates and certain other persons will be set forth under the caption “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS” in our 2018 Proxy Statement and is incorporated herein by reference.
Information relating to director independence will be set forth under the caption “PROPOSAL NUMBER ONE — ELECTION OF DIRECTORS — Director Independence” in our 2018 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information relating to audit fees, audit-related fees, tax fees and all other fees billed in fiscal 2017 and by Ernst & Young LLP, for services rendered to Aircastle is set forth under the caption “INDEPENDENT AUDITOR FEES” in the

2018 Proxy Statement and is incorporated herein by reference. In addition, information relating to the pre-approval policies and procedures of the Audit Committee is set forth under the caption “INDEPENDENT AUDITOR FEES — Pre-Approval Policies and Procedures” in our 2018 Proxy Statement and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)	1.	Consolidated Financial Statements.
		The following is a list of the “Consolidated Financial Statements” of Aircastle Limited and its subsidiaries included in this Annual Report on Form 10-K, which are filed herewith pursuant to Item 8:
		Report of Independent Registered Public Accounting Firm.
		Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016.
		Consolidated Statements of Income for the years ended December 31, 2017, December 31, 2016 and December 31, 2015.
		Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, December 31, 2016 and December 31, 2015.
		Consolidated Statements of Cash Flows for the years ended December 31, 2017, December 31, 2016 and December 31, 2015.
		Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2017, December 31, 2016 and December 31, 2015.
		Notes to Consolidated Financial Statements.
	2.	Financial Statement Schedules.

There are no Financial Statement Schedules filed as part of this Annual Report, since the required information is included in the Consolidated Financial Statements, including the notes thereto, or the circumstances requiring inclusion of such schedules are not present.

	3.	Exhibits.
		The exhibits filed herewith are listed on the Exhibit Index filed as part of this Annual Report on Form 10-K.

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

10.2
Form of Amended Restricted Share Grant Letter under the Amended and Restated Aircastle Limited 2005 Equity and Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed on March 5, 2010). #

10.3
Form of Amended Restricted Share Agreement for Certain Executive Officers under the Amended and Restated Aircastle Limited 2005 Equity and Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on March 10, 2011). #

Exhibit No.	Description of Exhibit

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

10.8	Form of Employment Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 8, 2017). #

10.9	Form of Amended and Restated Indemnification Agreement with directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2011).

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

10.15	Aircastle Limited 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2014). #

10.16
Form of Restricted Share Agreement for Certain Executive Officers Under the Aircastle Limited 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2014). #

10.17
Form of Non-Officer Director Restricted Share Agreement Under the Aircastle Limited 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2014). #

10.18
Form of Performance Share Unit Agreement for Certain Executive Officers under the Aircastle Limited 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2016). #

10.19
Form of Restricted Share Unit Agreement Under the Aircastle Limited 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2017). #

Exhibit No.	Description of Exhibit

10.20	Aircastle Limited Amended and Restated 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on May 25, 2017). #

10.21
Purchase Agreement COM0270-15, dated as of June 12, 2015, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2015). Ø

10.22
Amendment No. 1 to Purchase Agreement COM0270-15, dated as of June 22, 2016, by and between Aircastle Holding Corporation and Embraer S. A. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on February 14, 2017). *Ø

10.23
Amendment No. 2 to Purchase Agreement COM0270-15, dated as of November 11, 2016, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on February 14, 2017). *Ø

10.24
Amendment No. 3 to Purchase Agreement COM0270-15, dated as of January 13, 2017, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on February 14, 2017). *Ø

10.25
Amendment No. 4 to Purchase Agreement COM0270-15, dated as of August 11, 2017, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2017). *Ø

10.26
Amendment No. 1 to Letter Agreement COM0271-15 in Purchase Agreement COM0270-15, dated as of November 11, 2016, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on February 14, 2017). *Ø

10.27
Amendment No. 2 to Letter Agreement COM0271-15 in Purchase Agreement COM0270-15, dated as of August 11, 2017, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2017). *Ø

10.28
Letter Agreement, dated as of October 4, 2016, by and between Aircastle Advisor LLC and Aaron Dahlke (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 7, 2016). #

10.29
Separation Agreement, dated June 30, 2017, between Aircastle Advisor LLC and Ron Wainshal (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2017). #

12.1	Computation of Ratio of Earnings to Fixed Charges *

21.1	Subsidiaries of the Registrant *

23.1	Consent of Ernst & Young LLP *

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 *

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

99.1	Owned Aircraft Portfolio at December 31, 2017 *

Exhibit No.	Description of Exhibit

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Income for the years ended December 31, 2017, December 31, 2016 and December 31, 2015; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, December 31, 2016 and December 31, 2015; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, December 31, 2016 and December 31, 2015; (v) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2017, December 31, 2016 and December 31, 2015; and (vi) Notes to Consolidated Financial Statements *

_____________
#    Management contract or compensatory plan or arrangement.
*    Filed herewith.
Ø    Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

ITEM 16. FORM 10-K SUMMARY
None.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Aircastle Limited
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Aircastle Limited and subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 13, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2004.

Stamford, CT
February 13, 2018

Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$211,922	$455,579
Restricted cash and cash equivalents	21,935	53,238
Accounts receivable	12,815	6,035
Flight equipment held for lease, net of accumulated depreciation of $1,125,594 and $1,224,899, respectively	6,188,469	6,247,585
Net investment in finance and sales-type leases	545,750	260,853
Unconsolidated equity method investment	76,982	72,977
Other assets	141,210	148,398
Total assets	$7,199,083	$7,244,665

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings, net of debt issuance costs	$849,874	$1,219,034
Borrowings from unsecured financings, net of debt issuance costs	3,463,732	3,287,211
Accounts payable, accrued expenses and other liabilities	140,221	127,527
Lease rentals received in advance	57,630	62,225
Security deposits	130,628	122,597
Maintenance payments	649,434	591,757
Total liabilities	5,291,519	5,410,351

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $0.01 par value, 250,000,000 shares authorized, 78,707,963 shares issued and outstanding at December 31, 2017; and 78,593,133 shares issued and outstanding at December 31, 2016	787	786
Additional paid-in capital	1,527,796	1,521,190
Retained earnings	380,331	315,890
Accumulated other comprehensive loss	(1,350)	(3,552)
Total shareholders’ equity	1,907,564	1,834,314
Total liabilities and shareholders’ equity	$7,199,083	$7,244,665

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Lease rental revenue	$721,302	$725,220	$733,417
Finance and sales-type lease revenue	25,716	17,190	7,658
Amortization of lease premiums, discounts and incentives	(11,714)	(10,353)	(10,664)
Maintenance revenue	56,128	33,590	71,049
Total lease rentals	791,432	765,647	801,460
Other revenue	5,188	7,311	17,742
Total revenues	796,620	772,958	819,202

Expenses:
Depreciation	298,664	305,216	318,783
Interest, net	241,231	255,660	243,577
Selling, general and administrative (including non-cash share-based payment expense of $13,148, $7,901 and $5,537, respectively)	73,604	61,872	56,198
Impairment of aircraft	80,430	28,585	119,835
Maintenance and other costs	9,077	7,773	11,502
Total expenses	703,006	659,106	749,895

Other income (expense):
Gain on sale of flight equipment	55,167	39,126	58,017
Other	(2,476)	3,527	919
Total other income	52,691	42,653	58,936

Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	146,305	156,505	128,243
Income tax provision	6,042	12,307	12,771
Earnings of unconsolidated equity method investment, net of tax	7,611	7,255	6,257
Net income	$147,874	$151,453	$121,729

Earnings per common share — Basic:
Net income per share	$1.88	$1.92	$1.50

Earnings per common share — Diluted:
Net income per share	$1.87	$1.92	$1.50

Dividends declared per share	$1.06	$0.98	$0.90

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$147,874	$151,453	$121,729
Other comprehensive income, net of tax:
Net change in fair value of derivatives, net of tax expense of $0, $0 and $35, respectively	—	(1)	1,224
Net derivative loss reclassified into earnings	2,202	9,662	24,023
Other comprehensive income	2,202	9,661	25,247
Total comprehensive income	$150,076	$161,114	$146,976

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$147,874	$151,453	$121,729
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	298,664	305,216	318,783
Amortization of deferred financing costs	19,435	18,508	14,878
Amortization of lease premiums, discounts and incentives	11,714	10,353	10,664
Deferred income taxes	(8,948)	6,156	(6,889)
Non-cash share-based payment expense	13,148	7,901	5,537
Cash flow hedges reclassified into earnings	2,202	9,662	24,023
Security deposits and maintenance payments included in earnings	(17,947)	(23,123)	(35,843)
Gain on the sale of flight equipment	(55,167)	(39,126)	(58,017)
Impairment of aircraft	80,430	28,585	119,835
Other	1,476	(6,867)	(896)
Changes on certain assets and liabilities:
Accounts receivable	(6,734)	832	(5,406)
Other assets	(7,655)	(1,089)	(5,033)
Accounts payable, accrued expenses and other liabilities	13,857	(4,014)	7,255
Lease rentals received in advance	(1,478)	3,645	15,665
Net cash and restricted cash provided by operating activities	490,871	468,092	526,285
Cash flows from investing activities:
Acquisition and improvement of flight equipment	(1,038,343)	(1,331,059)	(1,320,669)
Proceeds from sale of flight equipment	833,576	755,898	562,518
Net investment in finance and sales-type leases	(331,721)	(78,892)	(91,648)
Collections on finance and sales-type leases	32,184	19,413	9,559
Aircraft purchase deposits and progress payments, net of returned deposits and aircraft sales deposits	(7,681)	(9,628)	(6,812)
Unconsolidated equity method investment and associated costs	—	(18,048)	—
Other	(5,122)	(839)	(610)
Net cash and restricted cash used in investing activities	(517,107)	(663,155)	(847,662)
Cash flows from financing activities:
Repurchase of shares	(4,862)	(37,337)	(20,881)
Proceeds from secured and unsecured debt financings	675,000	1,054,250	975,000
Repayments of secured and unsecured debt financings	(878,534)	(588,778)	(681,393)
Deferred financing costs	(8,540)	(18,890)	(11,881)
Restricted secured liquidity facility collateral	—	65,000	—
Liquidity facility	—	(65,000)	—
Security deposits and maintenance payments received	192,830	171,672	152,391
Security deposits and maintenance payments returned	(141,185)	(51,658)	(33,398)
Dividends paid	(83,433)	(77,137)	(72,960)
Other	—	(2,283)	—
Net cash and restricted cash (used in) provided by financing activities	(248,724)	449,839	306,878
Net (decrease) increase in cash and restricted cash	(274,960)	254,776	(14,499)
Cash and restricted cash at beginning of year	508,817	254,041	268,540
Cash and restricted cash at end of year	$233,857	$508,817	$254,041

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$228,125	$224,705	$195,162
Cash paid during the year for income taxes	$4,576	$16,693	$12,716
Supplemental disclosures of non-cash investing activities:
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets settled in sale of flight equipment	$132,585	$75,335	$93,601
Advance lease rentals, security deposits and maintenance payments assumed in asset acquisitions	$149,100	$202,808	$13,307
Transfers from Flight equipment held for lease to Net investment in finance and sales-type leases and Other assets	$154,213	$142,950	$40,327

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share amounts)

			Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Common Shares
	Shares	Amount
Balance, December 31, 2014	80,983,249	$810	$1,565,180	$192,805	$(38,460)	$1,720,335
Issuance of common shares to directors and employees	306,593	3	(3)	—	—	—
Repurchase of common shares from stockholders, directors and employees	(1,057,582)	(11)	(20,870)	—	—	(20,881)
Amortization of share-based payments	—	—	5,537	—	—	5,537
Excess tax benefit from stock based compensation	—	—	493	—	—	493
Dividends declared	—	—	—	(72,960)	—	(72,960)
Net income	—	—	—	121,729	—	121,729
Net change in fair value of derivatives, net of $35 tax expense	—	—	—	—	1,224	1,224
Net derivative loss reclassified into earnings	—	—	—	—	24,023	24,023
Balance, December 31, 2015	80,232,260	802	1,550,337	241,574	(13,213)	1,779,500
Issuance of common shares to stockholders, directors and employees	317,501	3	(3)	—	—	—
Repurchase of common shares from stockholders, directors and employees	(1,956,628)	(19)	(37,318)	—	—	(37,337)
Amortization of share-based payments	—	—	7,901	—	—	7,901
Excess tax benefit from stock based compensation	—	—	273	—	—	273
Dividends declared	—	—	—	(77,137)	—	(77,137)
Net income	—	—	—	151,453	—	151,453
Net change in fair value of derivatives, net of $0 tax expense	—	—	—	—	(1)	(1)
Net derivative loss reclassified into earnings	—	—	—	—	9,662	9,662
Balance, December 31, 2016	78,593,133	786	1,521,190	315,890	(3,552)	1,834,314
Issuance of common shares to stockholders, directors and employees	344,017	3	(3)	—	—	—
Repurchase of common shares from stockholders, directors and employees	(229,187)	(2)	(4,860)	—	—	(4,862)
Amortization of share-based payments	—	—	11,469	—	—	11,469
Dividends declared	—	—	—	(83,433)	—	(83,433)
Net income	—	—	—	147,874	—	147,874
Net derivative loss reclassified into earnings	—	—	—	—	2,202	2,202
Balance, December 31, 2017	78,707,963	$787	$1,527,796	$380,331	$(1,350)	$1,907,564

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
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure since the balance sheet date of December 31, 2017 through the date on which the consolidated financial statements included in this Form 10-K were issued.
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
Effective January 1, 2017, the Company adopted FASB ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash. For the year ended December 31, 2017, the Company revised the presentation in our Consolidated Statements of Cash Flows to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. The amounts included for prior years have been reclassified to conform to the current period presentation.
Effective January 1, 2017, the Company adopted FASB ASU No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business.  The update provides guidance to assist entities with evaluating when a set of transferred assets and activities is a business.  The update is applied prospectively and requires no disclosures at transition. The standard did not have a material impact on our consolidated financial statements and related disclosures.
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

•	flight equipment where estimates of the manufacturer’s realized sales prices are not relevant (e.g., freighter conversions);

•	flight equipment where estimates of the manufacturer’s realized sales prices are not readily available; and

•	flight equipment which may have a shorter useful life due to obsolescence.
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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Collectability of finance and sales-type leases is evaluated periodically on an individual customer level. The evaluation of the collectability of the finance and sales-type leases considers the credit of the lessee and the value of the underlying aircraft. An allowance for credit losses is established if there is evidence that we will be unable to collect all amounts due according to the original contractual terms of the Net investment in finance and sales-type leases. At December 31, 2017, we had no allowance for credit losses for our Net investment in finance and sales-type leases. When collectability is not reasonably assured, the customer is placed on non-accrual status, and revenue is recognized when cash payments are received.
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
Maintenance Payments
Typically, under an operating lease, the lessee is responsible for performing all maintenance but they may also be required to make payments to us for heavy maintenance, overhaul or replacement of certain high-value components of the aircraft. These maintenance payments are based on hours or cycles of utilization or on calendar time, depending upon the component, and are required to be made monthly in arrears or at the end of the lease term. Whether to permit a lessee to make maintenance payments at the end of the lease term, rather than requiring such payments to be made monthly, depends on a variety of factors, including the creditworthiness of the lessee, the level of security deposit which may be provided by the lessee and market conditions at the time we enter into the lease. If a lease requires monthly maintenance payments, we would typically be obligated to reimburse the lessee for costs they incur for heavy maintenance, overhaul or replacement of certain high-value components to the extent of maintenance payments received in respect of the specific maintenance event, usually shortly following completion of the relevant work. If a lease requires end of lease term maintenance payments, typically the lessee would be required to pay us for its utilization of the aircraft during the lease; however, in some cases, we may owe a net payment to the lessee in the event heavy maintenance is performed and paid for by the lessee during the lease term and the aircraft is returned to us in better condition than at lease inception.
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
Recent Accounting Pronouncements
On February 25, 2016, the FASB issued Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”) which replaced the existing guidance in ASC 840, Leases (“ASC 840”). The accounting for leases by lessors basically remained unchanged from the concepts that existed in ASC 840 accounting. The FASB decided that lessors would be precluded from recognizing selling profit and revenue at lease commencement for any sales-type or direct finance lease that does not transfer control of the underlying asset to the lessee. This requirement aligns the notion of what constitutes a sale in the lessor

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

accounting guidance with that in the forthcoming revenue recognition standard, which evaluates whether a sale has occurred from the customer’s perspective. The standard will be effective for reporting periods beginning after December 15, 2018. The standard is to be applied on a “modified retrospective” basis with a proposed practical expedient. We plan to adopt the standard on its required effective date of January 1, 2019 and are evaluating the transition method to use. We are also evaluating the impact that ASC 842 will have on our consolidated financial statements and related disclosures. We do not believe that the adoption of the standard will significantly impact our existing or potential lessees' economic decisions to lease aircraft.
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
On May 28, 2014, the FASB and the International Accounting Standards Board (the “IASB”) (collectively, “the Boards”), jointly issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and related updates. Lease contracts within the scope of ASC 840, Leases, are specifically excluded from ASU No. 2014-09. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. The standard is effective for reporting periods beginning after December 15, 2017. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. We plan to adopt the standard on its required effective date of January 1, 2018, using the modified retrospective approach. We do not expect the impact of this standard to be material to our consolidated financial statements and related disclosures.
In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting. The standard clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Entities will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. In addition, when applicable, disclosure is required to indicate that compensation expense has not changed. The update should be applied using a prospective transition method to each period presented. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The standard will not have a material impact on our consolidated financial statements and related disclosures.
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
The following tables set forth our financial assets and liabilities as of December 31, 2017 and 2016 that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value as of December 31, 2017	Fair Value Measurements at December 31, 2017 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3	Valuation Technique
Assets:
Cash and cash equivalents	$211,922	$211,922	$—	$—	Market
Restricted cash and cash equivalents	21,935	21,935	—	—	Market
Derivative assets	3,254	—	3,254	—	Market
Total	$237,111	$233,857	$3,254	$—

	Fair Value as of December 31, 2016	Fair Value Measurements at December 31, 2016 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3	Valuation Technique
Assets:
Cash and cash equivalents	$455,579	$455,579	$—	$—	Market
Restricted cash and cash equivalents	53,238	53,238	—	—	Market
Derivative assets	5,735	—	5,735	—	Market
Total	$514,552	$508,817	$5,735	$—

Our cash and cash equivalents, along with our restricted cash and cash equivalents balances, consist largely of money market securities that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy. Our interest rate derivative included in Level 2 consists of United States dollar-denominated interest rate cap, and its fair value is based on the market comparisons for similar instruments. We also considered the credit rating and risk of the counterparty providing the interest rate cap based on quantitative and qualitative factors.
For the years ended December 31, 2017 and 2016, we had no transfers into or out of Level 3.
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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Aircraft Valuation
Transactional Impairments
During 2017, we entered into agreements to sell two Boeing 747-400 production freighter aircraft at the end of their respective leases and one older Boeing 747-400 converted freighter aircraft to its lessee, resulting in impairment charges totaling $79,234, partially offset by maintenance revenue of $13,520. During 2017, we sold one of the production freighters and the one converted freighter. We have an agreement to sell the other production freighter in the first quarter of 2018.
In 2016, we reduced forecasted cash flows for three Boeing 747-400 converted freighter aircraft due to a change in planned engine maintenance events. These three aircraft were nearing the end of their economic lives and leases. As a result, we recorded impairment charges totaling $5,450, maintenance revenue of $5,596 and reversed lease incentives of $2,361. These aircraft were sold in 2017. We also impaired one Airbus A321-200 and two Boeing 747-400 converted freighter aircraft for which we had sales agreements, resulting in impairment charges of $6,765. These aircraft were sold in the second half of 2016.
Annual Recoverability Assessment
We completed our annual recoverability assessment of our aircraft in the second quarter of 2017. We also performed aircraft-specific analyses where there were changes in circumstances, such as approaching lease expirations. Other than the transactional impairments discussed above, no other impairments were recorded as a result of our annual recoverability assessment.
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
In our 2016 assessment, we reduced economic lives and residuals for all six older Boeing 757-200 aircraft. As a result, we recorded impairment charges totaling $2,167 relating to two of these aircraft held as operating leases and impairment losses totaling $2,618 relating to three of these aircraft held as finance leases. We sold these six aircraft during 2017 at the end of their respective leases. We also reduced forecasted cash flows for older Airbus A330 aircraft to reflect lower rental expectations given weak demand and increased competition from newer units. As a result, we recorded impairment charges totaling $11,670 and maintenance revenue of $4,000 relating to one sixteen year old Airbus A330-200 approaching lease expiry.
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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The carrying amounts and fair values of our financial instruments at December 31, 2017 and 2016 are as follows:

	December 31, 2017		December 31, 2016
	Carrying Amount of Liability	Fair Value of Liability	Carrying Amount of Liability	Fair Value of Liability
Credit Facilities	$175,000	$175,000	$—	$—
Unsecured Term Loan	120,000	120,000	120,000	120,000
ECA Financings	227,491	232,030	305,276	316,285
Bank Financings	634,898	634,132	933,541	925,783
Senior Notes	3,200,000	3,367,245	3,200,000	3,387,125
All of our financial instruments are classified as Level 2 with the exception of our senior notes, which are classified as Level 1.
Note 3. Lease Rental Revenues and Flight Equipment Held for Lease
Minimum future annual lease rentals contracted to be received under our existing operating leases of flight equipment at December 31, 2017 were as follows:

Year Ended December 31,	Amount
2018	$722,081
2019	634,922
2020	519,345
2021	406,349
2022	317,708
Thereafter	664,430
Total	$3,264,835
The classification of regions in the tables below is determined based on the principal location of the lessee of each aircraft.
Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Year Ended December 31,
Region	2017	2016	2015
Asia and Pacific	37%	40%	42%
Europe	24%	23%	28%
Middle East and Africa	12%	12%	9%
North America	8%	6%	5%
South America	19%	19%	16%
Total	100%	100%	100%
The following table shows the number of lessees with lease rental revenue of at least 5% and their combined total percentage of lease rental revenue for the years indicated:

Year Ended December 31,	2017		2016		2015
	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue
Largest lessees by lease rental revenue	4	24%	4	25%	3	17%

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table sets forth revenue attributable to individual countries representing at least 10% of total revenue (including maintenance revenue) in any year based on each lessee’s principal place of business for the years indicated:

Year Ended December 31,	2017		2016		2015
Country	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Indonesia(1)	$—	—%	$83,087	11%	$—	—%
 ______________

(1)	Total revenue attributable to Indonesia was less than 10% for the years ended December 31, 2017 and 2015.
Geographic concentration of net book value of flight equipment (including flight equipment held for lease and net investment in finance and sales-type leases, or “net book value”) was as follows:

	December 31, 2017			December 31, 2016
Region	Number of Aircraft		Net Book Value %	Number of Aircraft		Net Book Value %
Asia and Pacific	59		30%	61		38%
Europe	92		32%	66		23%
Middle East and Africa	15		9%	14		11%
North America	32		10%	26		8%
South America	25		19%	23		18%
Off-lease	1	(1)	—%	3	(2)	2%
Total	224		100%	193		100%
______________

(1)	Consisted of one Airbus A321-200 aircraft, which is subject to a commitment to lease.

(2)
Consisted of one Airbus A330-200 aircraft, which was delivered on lease to a customer in February 2017, and two Airbus A321-200 aircraft that were delivered to a customer in Europe in the second quarter of 2017.

At December 31, 2017 and 2016, no country represented at least 10% of net book value of flight equipment based on each lessee’s principal place of business.
At December 31, 2017 and 2016, the amounts of lease incentive liabilities recorded in maintenance payments on the Consolidated Balance Sheets were $11,496 and $14,931, respectively.
Note 4. Net Investment in Finance and Sales-Type Leases
At December 31, 2017, our net investment in finance and sales-type leases consisted of 31 aircraft. The following table lists the components of our net investment in finance and sales-type leases at December 31, 2017:

Amount
Total lease payments to be received	$328,398
Less: Unearned income	(173,030)
Estimated residual values of leased flight equipment (unguaranteed)	390,382
Net investment in finance and sales-type leases	$545,750

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

At December 31, 2017, minimum future lease payments on finance and sales-type leases are as follows:

Year Ending December 31,	Amount
2018	$66,820
2019	66,675
2020	64,455
2021	52,662
2022	41,020
Thereafter	36,766
Total lease payments to be received	$328,398
Note 5. Unconsolidated Equity Method Investment
We have joint ventures with an affiliate of Ontario Teachers' Pension Plan (“Teachers'”) and with the leasing arm of the Industrial Bank of Japan, limited (“IBJL”).
At December 31, 2017, the net book value of both joint ventures’ twelve aircraft was approximately $640,747.

Amount
Investment in joint venture at December 31, 2015	$50,377
Investment in joint venture	20,818
Earnings from joint venture, net of tax	7,255
Distributions	(5,473)
Investment in joint venture at December 31, 2016	72,977
Investment in joint venture	2,994
Earnings from joint venture, net of tax	7,611
Distributions	(6,600)
Investment in joint venture at December 31, 2017	$76,982
The Company has recorded in its Consolidated Balance Sheet $12,844 guarantee liability in Maintenance payments and a $5,100 guarantee liability in Security deposits representing its share of the respective exposures.
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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The only assets that the Air Knight VIEs have on their books are financing leases that are eliminated in the consolidated financial statements. The related aircraft, with a net book value as of December 31, 2017 of $412,904, were included in our flight equipment held for lease. The consolidated debt outstanding, net of debt issuance costs, of the Air Knight VIEs as of December 31, 2017 is $221,974.
Note 7. Borrowings from Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured term debt financings were as follows:

	At December 31, 2017				At December 31, 2016
Debt Obligation	Outstanding Borrowings	Number of Aircraft	Interest Rate	Final Stated Maturity	Outstanding Borrowings
Secured Debt Financings:
ECA Financings(1)	$227,491	6	3.02% to 3.96%	12/03/21 to 11/30/24	$305,276
Bank Financings(2)	634,898	23	2.22% to 4.45%	09/11/18 to 01/19/26	933,541
Less: Debt Issuance Costs	(12,515)				(19,783)
Total secured debt financings, net of debt issuance costs	849,874	29			1,219,034
Unsecured Debt Financings:
Senior Notes due 2017	—		6.750%	04/15/17	500,000
Senior Notes due 2018	400,000		4.625%	12/15/18	400,000
Senior Notes due 2019	500,000		6.250%	12/01/19	500,000
Senior Notes due 2020	300,000		7.625%	04/15/20	300,000
Senior Notes due 2021	500,000		5.125%	03/15/21	500,000
Senior Notes due 2022	500,000		5.500%	02/15/22	500,000
Senior Notes due 2023	500,000		5.000%	04/01/23	500,000
Senior Notes due 2024	500,000		4.125%	05/01/24	—
Unsecured Term Loan	120,000		3.589%	04/28/19	120,000
Revolving Credit Facilities	175,000		3.680%	11/21/19 to 05/13/20	—
Less: Debt Issuance Costs	(31,268)				(32,789)
Total unsecured debt financings, net of debt issuance costs	3,463,732				3,287,211
Total secured and unsecured debt financings, net of debt issuance costs	$4,313,606				$4,506,245
 _______________

(1)	The borrowings under these financings at December 31, 2017 have a weighted-average rate of interest of 3.59%.

(2)	The borrowings under these financings at December 31, 2017 have a weighted-average fixed rate of interest of 3.68%.

Unsecured Debt Financings:
Senior Notes due 2024
On March 6, 2017, Aircastle issued $500,000 aggregate principal amount of Senior Notes due 2024 (the “Senior Notes due 2024”) at par. The Senior Notes due 2024 will mature on May 1, 2024 and bear interest at the rate of 4.125% per annum, payable semi-annually on May 1 and November 1 of each year, commencing on November 1, 2017. Interest accrues on the Senior Notes due 2024 from March 20, 2017.
Prior to February 1, 2024, we may redeem the Senior Notes due 2024 at any time at a redemption price equal to (a) 100% of the principal amount of the notes redeemed, plus accrued and unpaid interest thereon to, but not including, the redemption date and (b) the sum of the present values of the remaining scheduled payments of principal and interest on the notes from the redemption date through the maturity date of the notes (computed using a discount rate equal to the Treasury

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Rate (as defined in the indenture governing the notes) as of such redemption date plus 0.5%). In addition, prior to May 1, 2020, we may redeem up to 40% of the aggregate principal amount of the notes issued under the indenture at a redemption price equal to 104.125% plus accrued and unpaid interest thereon to, but not including, the redemption date, with the net proceeds of certain equity offerings. If the Company undergoes a change of control, it must offer to repurchase the Senior Notes due 2024 at 101% of the principal amount, plus accrued and unpaid interest. The Senior Notes due 2024 are not guaranteed by any of the Company’s subsidiaries or any third party.
On April 17, 2017, we paid off our Senior Notes due 2017.
Revolving Credit Facilities
At December 31, 2017, we had $175,000 outstanding under our revolving credit facilities.
Maturities of the secured and unsecured debt financings over the next five years and thereafter are as follows:

Year Ending December 31,	Amount
2018	$521,377
2019	828,047
2020	473,567
2021	617,680
2022	584,439
Thereafter	1,332,823
Total	$4,357,933

As of December 31, 2017, we were in compliance with all applicable covenants in our financings.
Note 8. Shareholders’ Equity and Share-Based Payment
On March 21, 2017, the Board of Directors adopted the Aircastle Limited Amended and Restated 2014 Omnibus Incentive Plan (the “Amended and Restated 2014 Plan”). The Amended and Restated 2014 Plan was approved by shareholders at the Company’s 2017 Annual General Meeting of Shareholders on May 19, 2017.
The maximum number of Common Shares reserved for issuance under the Amended and Restated 2014 Plan is 6,750,000 Common Shares. Restricted common shares outstanding under prior plans in the amount of 518,427 shares will continue to vest subject to the terms and conditions of the prior plans and the applicable awards agreements which are included in the below table.
The purposes of the Amended and Restated 2014 Plan are to provide an incentive to selected officers, employees, non-employee directors, independent contractors, and consultants of the Company or its affiliates whose contributions are essential to the growth and success of the business of the Company and its affiliates, to strengthen the commitment of such persons to the Company and its affiliates, motivate such persons to faithfully and diligently perform their responsibilities and attract and retain competent and dedicated persons whose efforts will result in the long-term growth and profitability of the Company and its affiliates. To accomplish such purposes, the Company may grant options, share appreciation rights, restricted shares, restricted share units, share bonuses, other share-based awards, cash awards or any combination of the foregoing. The Amended and Restated 2014 Plan provides that grantees of restricted common shares will have all of the rights of shareholders, including the right to receive dividends, other than the right to sell, transfer, assign or otherwise dispose of the shares until the lapse of the restricted period. Generally, the restricted common shares vest over three to five-year periods based on continued service and are being expensed on a straight-line basis over the requisite service period of the awards. The terms of the grants provide for accelerated vesting under certain circumstances, including termination without cause following a change of control.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

A summary of the fair value of non-vested restricted common shares for the years ended December 31, 2017, 2016 and 2015 is as follows:

Non-vested Shares	Shares (in 000’s)	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	621.3	$16.15
Granted	308.8	21.58
Canceled	(10.6)	19.22
Vested	(268.1)	15.82
Non-vested at December 31, 2015	651.4	18.81
Granted	336.7	16.58
Canceled	(9.0)	18.21
Vested	(302.4)	18.50
Non-vested at December 31, 2016	676.7	17.84
Granted	315.5	22.41
Canceled	(4.2)	20.36
Vested	(469.6)	18.60
Non-vested at December 31, 2017	518.4	$19.92
The fair value of the restricted common shares granted in 2017, 2016 and 2015 were determined based upon the market price of the shares at the grant date.
Performance Share Units
During 2017, the Company issued performance share units (“PSUs”) to certain employees. These awards were made under the Amended and Restated 2014 Plan and a prior plan. The PSUs are denominated in share units without dividend rights, each of which is equivalent to one common share, and are subject to market and performance conditions and time vesting.
The PSUs granted in 2017 vest at the end of a three-year performance period which ends on December 31, 2019. Half of the PSUs vest on achieving relative total stockholder return goals (the “TSR PSUs”) while the other half vest on attaining annual Adjusted Return on Equity goals (the “AROE PSUs”). The table below shows the PSU awards granted during 2017, including the number of common shares underlying the awards at the time of grant:

	Minimum	Target	Maximum
TSR PSUs	—	107,426	214,852
AROE PSUs	—	107,421	214,842
Total	—	214,847	429,694
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
The number of shares vesting from the AROE PSUs at the end of the three-year performance period will depend on the Company’s Adjusted Return on Equity as measured against the targets set by the Compensation Committee annually during the performance period, consistent with the business plan approved by the Board. The maximum number of AROE PSUs for 2017 is 71,614. The fair value of the 2017 AROE PSUs was determined based on the closing market price of the

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Company’s common shares on the date of grant reduced by the present value of expected dividends to be paid. The number of shares that will ultimately vest will range from 0% to 200% of the target AROE PSUs.
During 2017, the Company granted a target of 143,233 PSUs of which 107,426 are TSR PSUs and 35,807 are AROE PSUs. The remaining 71,614 of target AROE PSUs will be considered granted upon the Compensation Committee’s setting the target AROE for the respective period. As of December 31, 2017, the remaining 2016 AROE target grant is 30,804 PSUs and will be considered granted upon the Compensation Committee's setting the target AROE for the respective period. The following table summarizes the activities for our unvested PSUs for 2017:

	Unvested Performance Stock Units
	Number of Units of TSR PSUs	Number of Units of AROE PSUs	TSR PSUs Weighted Fair Value at Grant Date Using a Monte Carlo Simulation Model ($)	AROE PSUs Weighted Fair Value Equal to Adjusted Closing Stock Price on Date of Grant ($)
Unvested at December 31, 2015	—	—	$—	$—
Granted	143,414	47,802	25.07	19.18
Unvested at December 31, 2016	143,414	47,802	25.07	19.18
Granted	107,426	116,721	25.00	20.37
Vested	(50,899)	(57,637)	24.83	20.02
Canceled	—	(1,697)	—	20.55
Unvested as of December 31, 2017	199,941	105,189	$25.09	$20.02

Expected to vest after December 31, 2017	199,941	105,189	$25.09	$20.02
During 2017, the Company incurred share-based compensation expense of $8,843 related to restricted common shares and $4,305 related to PSUs, of which $1,611 and $1,581, respectively, pertains to accelerated share-based compensation expense in regards to the separation and disability of our former Chief Executive Officer under the terms of his employment and share-based award agreements.
As of December 31, 2017, the Company has unrecognized compensation cost, adjusted for actual forfeitures, of $4,067 related to non-vested restricted common shares and $3,974 related to PSUs, which is expected to be recognized over a weighted average period of 1.62 years.
Under the repurchase program approved by the Company’s Board of Directors on February 8, 2016, the Company may purchase its common shares from time to time in the open market or in privately negotiated transactions. During 2017, we did not repurchase any common shares. As of December 31, 2017, the remaining dollar value of common shares that may be purchased under the current repurchase program is $95,888. We also repurchased 224,972 shares totaling $4,858 from our employees and directors to settle tax obligations related to share vesting.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 9. Dividends
The following table sets forth the quarterly dividends declared by our Board of Directors for the three years ended December 31, 2017:

Declaration Date	Dividend per Common Share	Aggregate Dividend Amount	Record Date	Payment Date
October 31, 2017	$0.28	$22,039	November 30, 2017	December 15, 2017
August 4, 2017	$0.26	$20,464	August 31, 2017	September 15, 2017
May 2, 2017	$0.26	$20,482	May 31, 2017	June 15, 2017
February 9, 2017	$0.26	$20,466	February 28, 2017	March 15, 2017
October 28, 2016	$0.26	$20,434	November 29, 2016	December 15, 2016
August 2, 2016	$0.24	$18,872	August 26, 2016	September 15, 2016
May 2, 2016	$0.24	$18,915	May 31, 2016	June 15, 2016
February 9, 2016	$0.24	$18,915	February 29, 2016	March 15, 2016
October 30, 2015	$0.24	$19,377	November 30, 2015	December 15, 2015
August 4, 2015	$0.22	$17,860	August 31, 2015	September 15, 2015
May 4, 2015	$0.22	$17,863	May 29, 2015	June 15, 2015
February 17, 2015	$0.22	$17,860	March 6, 2015	March 13, 2015
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

	Year Ended December 31,
	2017	2016	2015
Weighted-average shares:
Common shares outstanding	78,219,458	78,161,494	80,489,391
Restricted common shares	556,592	653,944	615,611
Total weighted-average shares	78,776,050	78,815,438	81,105,002

Percentage of weighted-average shares:
Common shares outstanding	99.29%	99.17%	99.24%
Restricted common shares	0.71%	0.83%	0.76%
Total	100.00%	100.00%	100.00%

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The calculations of both basic and diluted earnings per share for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Year Ended December 31,
	2017	2016	2015
Earnings per common share — Basic:
Income from continuing operations	$147,874	$151,453	$121,729
Less: Distributed and undistributed earnings allocated to restricted common shares(1)	(1,045)	(1,257)	(924)
Income from continuing operations available to common shareholders — Basic	$146,829	$150,196	$120,805

Weighted-average common shares outstanding — Basic	78,219,458	78,161,494	80,489,391

Net income per common share — Basic	$1.88	$1.92	$1.50

Earnings per common share — Diluted:
Income from continuing operations	$147,874	$151,453	$121,729
Less: Distributed and undistributed earnings allocated to restricted common shares(1)	(1,045)	(1,257)	(924)
Income from continuing operations available to common shareholders — Diluted	$146,829	$150,196	$120,805

Weighted-average common shares outstanding — Basic	78,219,458	78,161,494	80,489,391
Effect of diluted shares(2)	153,983	42,785	—
Weighted-average common shares outstanding — Diluted	78,373,441	78,204,279	80,489,391

Net income per common share — Diluted	$1.87	$1.92	$1.50
 _____________

(1)
For the years ended December 31, 2017, 2016 and 2015, distributed and undistributed earnings to restricted shares was 0.71%, 0.83% and 0.76%, respectively, of net income. The amount of restricted share forfeitures for all periods present was immaterial to the allocation of distributed and undistributed earnings.

(2)	For the years ended December 31, 2017 and 2016, dilutive shares represented contingently issuable shares related to the Company's PSUs. For the year ended December 31, 2015, we had no dilutive shares.
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
The sources of income from continuing operations before income taxes and earnings of unconsolidated equity method investment for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31,
	2017	2016	2015
U.S. operations	$2,801	$2,230	$2,433
Non-U.S. operations	143,504	154,275	125,810
Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	$146,305	$156,505	$128,243

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The components of the income tax provision from continuing operations for the year ended December 31, 2017, 2016 and 2015 consisted of the following:

	Year Ended December 31,
	2017	2016	2015
Current:
United States:
Federal	$6,503	$2,004	$4,167
State	1,913	587	994
Non-U.S.	6,574	3,560	14,499
Current income tax provision	14,990	6,151	19,660
Deferred:
United States:
Federal	(5,474)	1,350	829
State	(1,161)	(157)	57
Non-U.S.	(2,313)	4,963	(7,775)
Deferred income tax provision (benefit)	(8,948)	6,156	(6,889)
Total	$6,042	$12,307	$12,771
Significant components of the Company’s deferred tax assets and liabilities at December 31, 2017, 2016 and 2015 consisted of the following:

	Year Ended December 31,
	2017	2016	2015
Deferred tax assets:
Non-cash share-based payments	$1,899	$2,183	$1,483
Net operating loss carry forwards	22,804	47,538	52,007
Other	1,272	1,902	761
Total deferred tax assets	25,975	51,623	54,251
Deferred tax liabilities:
Accelerated depreciation	(62,379)	(92,734)	(87,716)
Other	354	(1,227)	(442)
Total deferred tax liabilities	(62,025)	(93,961)	(88,158)
Net deferred tax liabilities	$(36,050)	$(42,338)	$(33,907)
The Company had approximately $33,424 of net operating loss (“NOL”) carry forwards available at December 31, 2017 to offset future taxable income subject to U.S. graduated tax rates. If not utilized, these carry forwards will expire between 2032 through 2037. The Company also had NOL carry forwards of $247,053 with no expiration date to offset future Irish and Mauritius taxable income. In 2017, NOLs of $223,758 were utilized as a result of gains from sale and transfer of aircraft in Singapore. We have a five-year Singapore corporate tax rate reduction from the statutory rate of 17% to 8% through June 30, 2022. Deferred tax assets and liabilities are included in Other assets and Accounts payable and accrued liabilities, respectively, in the accompanying Consolidated Balance Sheets.
We do not expect to incur income taxes on future distributions of undistributed earnings of non-U.S. subsidiaries and accordingly, no deferred income taxes have been provided for the distributions of such earnings. As of December 31, 2017 we have elected to permanently reinvest our accumulated undistributed U.S. earnings of $11,404. Accordingly, no U.S. withholding taxes have been provided. Withholding tax of $3,421 would be due if such earnings were remitted.
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
Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income from continuing operations at December 31, 2017, 2016 and 2015 consisted of the following:

	Year Ended December 31,
	2017	2016	2015
Notional U.S. federal income tax expense at the statutory rate:	$51,207	$54,777	$44,885
U.S. state and local income tax, net	168	182	221
Non-U.S. operations:
Bermuda	(21,517)	(31,250)	(20,789)
Ireland	(2,348)	(276)	(3,073)
Singapore	(15,839)	(7,519)	(5,650)
Other low tax jurisdictions	(5,581)	(3,877)	(3,395)
Non-deductible expenses in the U.S.	(236)	525	737
Other	188	(255)	(165)
Provision for income taxes	$6,042	$12,307	$12,771
The provision for income taxes includes the net deferred tax benefit of $4,063 relating to the transfer of aircraft from Singapore and the Singapore rate reduction from 10% to 8%. The income tax provision was also reduced by $2,779 for the reduction in the Federal Rate resulting from the passage of the Tax Act.
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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 12. Interest, Net
The following table shows the components of interest, net for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities(1)	$223,260	$228,774	$204,326
Hedge ineffectiveness losses	—	—	455
Amortization of deferred losses related to interest rate derivatives	2,202	9,662	24,023
Amortization of deferred financing fees and debt discount(2)	19,435	18,508	14,878
Interest expense	244,897	256,944	243,682
Less: Interest income	(3,411)	(1,140)	(105)
Less: Capitalized interest	(255)	(144)	—
Interest, net	$241,231	$255,660	$243,577
______________

(1)	Includes $2,058 and $4,960 of loan prepayment fees related to the sale of aircraft during the years ended December 31, 2017 and 2016, respectively.

(2)	Includes $4,005 and $2,880 in deferred financing fees written off related to the sale of aircraft during the years ended December 31, 2017 and 2016, respectively.
Note 13. Commitments and Contingencies
Rent expense, primarily for the corporate office and sales and marketing facilities, was approximately $2,143, $1,951 and $1,163 for the years ended December 31, 2017, 2016 and 2015, respectively.
As of December 31, 2017, Aircastle is obligated under non-cancelable operating leases relating principally to office facilities in Stamford, Connecticut; Dublin, Ireland; and Singapore for future minimum lease payments as follows:

Year Ending December 31,	Amount
2018	$1,716
2019	2,531
2020	1,618
2021	1,649
2022	1,681
Thereafter	9,590
Total	$18,785
At December 31, 2017, we had commitments to acquire 37 aircraft for $1,453,625, including 25 Embraer E2 aircraft.
Remaining commitments, including $129,218 of progress payments, contractual price escalations and other adjustments for these aircraft at December 31, 2017, net of amounts already paid, are as follows:

Year Ending December 31,	Amount
2018	$466,693
2019	470,073
2020	375,216
2021	141,643
2022	—
Thereafter	—
Total	$1,453,625
As of February 8, 2018, we have commitments to acquire 41 aircraft for $1,587,925.
Note 14. Other Assets
The following table describes the principal components of Other assets on our Consolidated Balance Sheets as of:

	December 31,
	2017	2016
Deferred income tax asset	$497	$1,902
Lease incentives and premiums, net of amortization of $41,246 and $39,638, respectively	74,515	96,587
Flight equipment held for sale	707	3,834
Aircraft purchase deposits and progress payments	23,704	12,923
Fair value of interest rate cap	3,254	5,735
Note receivable(1)	10,000	—
Other assets	28,533	27,417
Total other assets	$141,210	$148,398
______________

(1)	Related to the sale of aircraft during the year ended December 31, 2017.
Note 15. Accounts Payable, Accrued Expenses and Other Liabilities
The following table describes the principal components of Accounts payable, accrued expenses and other liabilities recorded on our Consolidated Balance Sheets as of:

	December 31,
	2017	2016
Accounts payable and accrued expenses	$50,948	$24,337
Deferred income tax liability	36,547	44,241
Accrued interest payable	38,129	43,107
Lease discounts, net of amortization of $36,111 and $29,016, respectively	14,597	15,842
Total accounts payable, accrued expenses and other liabilities	$140,221	$127,527

Note 16. Accumulated Other Comprehensive Loss
The following table describes the principal components of accumulated other comprehensive loss recorded on our Consolidated Balance Sheets as of:

Changes in accumulated other comprehensive loss by component(1)	Year Ended December 31,
	2017	2016
Beginning balance	$(3,552)	$(13,213)

Amount recognized in other comprehensive loss on derivatives, net of tax expense of $0 for all periods presented	—	(690)
Amounts reclassified from accumulated other comprehensive loss into income, net of tax expense of $0 for all periods presented	2,202	10,351
Net current period other comprehensive income	2,202	9,661

Ending balance	$(1,350)	$(3,552)

(1)	All amounts are net of tax. Amounts in parentheses indicate debits.

Reclassifications from accumulated other comprehensive loss(1)	Year Ended December 31,
	2017	2016
Losses on cash flow hedges
Amount of effective amortization of net deferred interest rate derivative losses(2)	$2,202	$9,662
Effective amount of net settlements of interest rate derivatives, net of tax expense of $0 for all periods presented	—	689
Amount of loss reclassified from accumulated other comprehensive loss into income	$2,202	$10,351

(1) All amounts are net of tax.
(2) Included in interest expense.
At December 31, 2017, the amount of deferred net loss expected to be reclassified from OCI into interest expense over the next twelve months related to our terminated interest rate derivatives is $1,166.
Note 17. Quarterly Financial Data (Unaudited)
Quarterly results of our operations for the years ended December 31, 2017 and 2016 are summarized below:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2017
Revenues	$177,402	$191,411	$223,534	$204,273
Net income (loss)	$55,120	$57,431	$(7,116)	$42,439
Basic earnings (loss) per share:
Net income (loss)	$0.70	$0.73	$(0.09)	$0.54
Diluted earnings (loss) per share:
Net income (loss)	$0.70	$0.73	$(0.09)	$0.54

2016
Revenues	$204,653	$194,652	$189,988	$183,665
Net income	$67,724	$27,437	$20,030	$36,262
Basic earnings per share:
Net income	$0.86	$0.35	$0.25	$0.46
Diluted earnings per share:
Net income	$0.86	$0.35	$0.25	$0.46
The sum of the quarterly earnings (loss) per share amounts may not equal the annual amount reported since per share amounts are computed independently for each period presented.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Aircastle Limited has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 13, 2018

Aircastle Limited
By:	/s/ Michael Inglese
Michael Inglese
Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Aircastle Limited and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Michael Inglese	Chief Executive Officer and Director	February 13, 2018
Michael Inglese

/s/ Aaron Dahlke	Chief Financial Officer	February 13, 2018
Aaron Dahlke

/s/ Jose Maronilla, Jr.	Chief Accounting Officer	February 13, 2018
Jose Maronilla, Jr.

/s/ Peter V. Ueberroth	Chairman of the Board	February 13, 2018
Peter V. Ueberroth

/s/ Ronald W. Allen	Director	February 13, 2018
Ronald W. Allen

/s/ Giovanni Bisignani	Director	February 13, 2018
Giovanni Bisignani

/s/ Michael J. Cave	Director	February 13, 2018
Michael J. Cave

/s/ Douglas A. Hacker	Director	February 13, 2018
Douglas A. Hacker

/s/ Yukihiko Matsumura	Director	February 13, 2018
Yukihiko Matsumura

/s/ Ronald L. Merriman	Director	February 13, 2018
Ronald L. Merriman

/s/ Agnes Mura	Director	February 13, 2018
Agnes Mura

/s/ Charles W. Pollard	Director	February 13, 2018
Charles W. Pollard

/s/ Takayuki Sakakida	Director	February 13, 2018
Takayuki Sakakida

/s/ Gentaro Toya	Director	February 13, 2018
Gentaro Toya

S - 1