Form 10-Q
period 2018-03-31
Aircastle LTD
filed 2018-05-03
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☑
As of April 27, 2018, there were 78,388,985 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries
Form 10-Q

PART I. — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and cash equivalents	$210,815	$211,922
Restricted cash and cash equivalents	21,524	21,935
Accounts receivable	7,818	12,815
Flight equipment held for lease, net of accumulated depreciation of $1,109,182 and $1,125,594, respectively	6,143,695	6,188,469
Net investment in finance and sales-type leases	533,373	545,750
Unconsolidated equity method investments	78,220	76,982
Other assets	173,654	141,210
Total assets	$7,169,099	$7,199,083

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings, net of debt issuance costs	$824,189	$849,874
Borrowings from unsecured financings, net of debt issuance costs	3,391,224	3,463,732
Accounts payable, accrued expenses and other liabilities	139,961	140,221
Lease rentals received in advance	66,350	57,630
Security deposits	130,350	130,628
Maintenance payments	679,571	649,434
Total liabilities	5,231,645	5,291,519

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $0.01 par value, 250,000,000 shares authorized, 78,539,191 shares issued and outstanding at March 31, 2018; and 78,707,963 shares issued and outstanding at December 31, 2017	785	787
Additional paid-in capital	1,522,113	1,527,796
Retained earnings	415,605	380,331
Accumulated other comprehensive loss	(1,049)	(1,350)
Total shareholders’ equity	1,937,454	1,907,564
Total liabilities and shareholders’ equity	$7,169,099	$7,199,083

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Lease rental revenue	$177,483	$190,586
Finance and sales-type lease revenue	9,442	4,073
Amortization of lease premiums, discounts and incentives	(3,128)	(3,112)
Maintenance revenue	11,991	12,287
Total lease revenue	195,788	203,834
Gain on sale of flight equipment	5,768	759
Other revenue	1,124	439
Total revenues	202,680	205,032

Operating expenses:
Depreciation	75,002	79,174
Interest, net	57,108	63,068
Selling, general and administrative (including non-cash share-based payment expense of $2,378 and $2,102 for the three months ended March 31, 2018 and 2017, respectively)	17,835	16,167
Impairment of flight equipment	—	500
Maintenance and other costs	988	2,931
Total expenses	150,933	161,840

Total other income (expense)	3,174	(1,149)

Income from continuing operations before income taxes and earnings of unconsolidated equity method investments	54,921	42,043
Income tax (benefit) provision	(844)	1,846
Earnings of unconsolidated equity method investments, net of tax	1,782	2,242
Net income	$57,547	$42,439

Earnings per common share — Basic:
Net income per share	$0.73	$0.54

Earnings per common share — Diluted:
Net income per share	$0.73	$0.54

Dividends declared per share	$0.28	$0.26

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017

Net income	$57,547	$42,439
Other comprehensive income, net of tax:
Net derivative loss reclassified into earnings	301	581
Other comprehensive income	301	581
Total comprehensive income	$57,848	$43,020

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$57,547	$42,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	75,002	79,174
Amortization of deferred financing costs	3,533	4,155
Amortization of lease premiums, discounts and incentives	3,128	3,112
Deferred income taxes	1,306	1,309
Non-cash share-based payment expense	2,378	2,102
Cash flow hedges reclassified into earnings	301	581
Security deposits and maintenance payments included in earnings	(665)	(10,524)
Gain on sale of flight equipment	(5,768)	(759)
Impairment of flight equipment	—	500
Other	(4,501)	112
Changes in certain assets and liabilities:
Accounts receivable	4,320	(1,407)
Other assets	(2,666)	(1,000)
Accounts payable, accrued expenses and other liabilities	(57)	14,334
Lease rentals received in advance	8,554	(2,552)
Net cash and restricted cash provided by operating activities	142,412	131,576
Cash flows from investing activities:
Acquisition and improvement of flight equipment	(82,493)	(142,053)
Proceeds from sale of flight equipment	43,917	16,819
Net investment in finance and sales-type leases	(16,256)	(35,785)
Collections on finance and sales-type leases	6,493	5,614
Aircraft purchase deposits and progress payments, net of returned deposits and aircraft sales deposits	2,900	(1,935)
Other	1,320	88
Net cash and restricted cash used in investing activities	(44,119)	(157,252)
Cash flows from financing activities:
Repurchase of shares	(9,413)	(2,513)
Proceeds from secured and unsecured debt financings	—	500,000
Repayments of secured and unsecured debt financings	(101,725)	(31,178)
Deferred financing costs	—	(8,038)
Security deposits and maintenance payments received	53,674	41,049
Security deposits and maintenance payments returned	(20,262)	(39,383)
Dividends paid	(22,085)	(20,466)
Net cash and restricted cash (used in) provided by financing activities	(99,811)	439,471
Net (decrease) increase in cash and restricted cash	(1,518)	413,795
Cash and restricted cash at beginning of period	233,857	508,817
Cash and restricted cash at end of period	$232,339	$922,612

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$36,949	$37,778
Cash paid for income taxes	$3,884	$872
Supplemental disclosures of non-cash investing activities:
Advance lease rentals, security deposits and maintenance payments assumed in asset acquisitions	$7,751	$65
Advance lease rentals, security deposits, and maintenance payments, other liabilities and other assets settled in sale of flight equipment	$17,951	$3,373
Transfers from Flight equipment held for lease to Net investment in finance and sales-type leases and Other assets	$31,430	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2018

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
The accompanying consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting and, in our opinion, reflect all adjustments, including normal recurring items, which are necessary to present fairly the results for interim periods. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC; however, we believe that the disclosures are adequate to make information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
As part of the Company’s adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), we have reclassified Gain on sale of flight equipment from Other income (expense) to Revenues on our Consolidated Statement of Income as of March 31, 2018. We believe this better reflects the sale of flight equipment as part of our ordinary activities and conforms our presentation to those of our publicly traded peers. The presentation for the three months ended March 31, 2017 has also been reclassified to conform to the current period presentation:

Three Months Ended March 31, 2017
Total revenues as previously reported	$204,273
Gain on sale of flight equipment	759
Total revenues	$205,032
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure since the balance sheet date of March 31, 2018 through the date on which the consolidated financial statements included in this Form 10-Q were issued.
Effective January 1, 2018, the Company adopted FASB ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The standard clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The update is applied using a retrospective transition method to each period presented. The standard did not have a material impact on our consolidated financial statements and related disclosures.
Effective January 1, 2018, the Company adopted FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and related updates, as noted above. Lease contracts within the scope of Accounting Standards Codification (“ASC”) 840, Leases, are specifically excluded from ASU No. 2014-09. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. The update is applied using the modified

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2018

retrospective approach. The standard did not have a material impact on our consolidated financial statements and related disclosures.
Effective January 1, 2018, the Company adopted FASB ASU No. 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting. The standard clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Entities will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. In addition, when applicable, disclosure is required to indicate that compensation expense has not changed. The update is applied using a prospective transition method to each period presented. The standard did not have a material impact on our consolidated financial statements and related disclosures.
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
Recent Accounting Pronouncements
On February 25, 2016, the FASB issued ASC 842, Leases (“ASC 842”) which replaced the existing guidance in ASC 840, Leases (“ASC 840”). The accounting for leases by lessors basically remained unchanged from the concepts that existed in ASC 840 accounting. The FASB decided that lessors would be precluded from recognizing selling profit and revenue at lease commencement for any sales-type or direct finance lease that does not transfer control of the underlying asset to the lessee. This requirement aligns the notion of what constitutes a sale in the lessor accounting guidance with that in the forthcoming revenue recognition standard, which evaluates whether a sale has occurred from the customer’s perspective. The standard will be effective for reporting periods beginning after December 15, 2018. The standard is to be applied on a “modified retrospective” basis with a proposed practical expedient. We plan to adopt the standard on its required effective date of January 1, 2019 and are evaluating the transition method to use. We are also evaluating the impact that ASC 842 will have on our consolidated financial statements and related disclosures. We do not believe that the adoption of the standard will significantly impact our existing or potential lessees' economic decisions to lease aircraft.
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
March 31, 2018

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
The following tables set forth our financial assets as of March 31, 2018 and December 31, 2017 that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

		Fair Value Measurements at March 31, 2018 Using Fair Value Hierarchy
	Fair Value as of March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$210,815	$210,815	$—	$—	Market
Restricted cash and cash equivalents	21,524	21,524	—	—	Market
Derivative assets	6,428	—	6,428	—	Market
Total	$238,767	$232,339	$6,428	$—

		Fair Value Measurements at December 31, 2017 Using Fair Value Hierarchy
	Fair Value as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$211,922	$211,922	$—	$—	Market
Restricted cash and cash equivalents	21,935	21,935	—	—	Market
Derivative assets	3,254	—	3,254	—	Market
Total	$237,111	$233,857	$3,254	$—

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2018

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
For the three months ended March 31, 2018 and the year ended December 31, 2017, we had no transfers into or out of Level 3.
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
The carrying amounts and fair values of our financial instruments at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018		December 31, 2017
	Carrying Amount of Liability	Fair Value of Liability	Carrying Amount of Liability	Fair Value of Liability
Credit Facilities	$100,000	$100,000	$175,000	$175,000
Unsecured Term Loan	120,000	120,000	120,000	120,000
ECA Financings	218,006	219,461	227,491	232,030
Bank Financings	617,806	619,245	634,898	634,132
Senior Notes	3,200,000	3,296,195	3,200,000	3,367,245
All of our financial instruments are classified as Level 2 with the exception of our Senior Notes, which are classified as Level 1.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2018

Note 3. Lease Rental Revenues and Flight Equipment Held for Lease
Minimum future annual lease rentals contracted to be received under our existing operating leases of flight equipment at March 31, 2018 were as follows:

Year Ending December 31,	Amount
Remainder of 2018	$544,676
2019	645,622
2020	526,357
2021	412,130
2022	319,117
Thereafter	668,344
Total	$3,116,246
Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended March 31,
Region	2018	2017
Asia and Pacific	35%	40%
Europe	29%	22%
Middle East and Africa	11%	12%
North America	8%	7%
South America	17%	19%
Total	100%	100%

The classification of regions in the tables above and in the table and discussion below is determined based on the principal location of the lessee of each aircraft.
The following table shows the number of lessees with lease rental revenue of at least 5% and their combined total percentage of lease rental revenue for the years indicated:

	Three Months Ended March 31,
	2018		2017
	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue
Largest lessees by lease rental revenue	3	19%	3	19%
At March 31, 2018 and December 31, 2017, no country represented at least 10% of total revenue based on each counterparty’s principal place of business.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2018

Geographic concentration of net book value of flight equipment (including flight equipment held for lease and net investment in finance and sales-type leases, or “net book value”) was as follows:

	March 31, 2018			December 31, 2017
Region	Number of Aircraft		Net Book Value %	Number of Aircraft		Net Book Value %
Asia and Pacific	62		31%	59		30%
Europe	88		31%	92		32%
Middle East and Africa	14		8%	15		9%
North America	30		10%	32		10%
South America	26		19%	25		19%
Off-lease	2	(1)	1%	1	(2)	—%
Total	222		100%	224		100%

_______________

(1)	Consisted of one Airbus A321-200 aircraft and one Boeing 747-400ERF aircraft, both of which were delivered on lease to customers in the second quarter of 2018.

(2)	Consisted of one Airbus A321-200 aircraft, which was delivered on lease to a customer in the second quarter of 2018.
At March 31, 2018 and December 31, 2017, no country represented at least 10% of net book value of flight equipment based on each lessee’s principal place of business.
At March 31, 2018 and December 31, 2017, the amounts of lease incentive liabilities recorded in maintenance payments on our Consolidated Balance Sheets were $13,813 and $11,496, respectively.
Note 4. Net Investment in Finance and Sales-Type Leases
At March 31, 2018, our net investment in finance and sales-type leases consisted of 30 aircraft. The following table lists the components of our net investment in finance and sales-type leases at March 31, 2018:

Amount
Total lease payments to be received	$314,311
Less: Unearned income	(162,620)
Estimated residual values of leased flight equipment (unguaranteed)	381,682
Net investment in finance and sales-type leases	$533,373
At March 31, 2018, minimum future lease payments on finance and sales-type leases are as follows:

Year Ending December 31,	Amount
Remainder of 2018	$50,583
2019	66,285
2020	63,840
2021	53,057
2022	42,460
Thereafter	38,086
Total lease payments to be received	$314,311

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2018

Note 5. Unconsolidated Equity Method Investments
We have joint ventures with an affiliate of Ontario Teachers’ Pension Plan (“Teachers’”) and with the leasing arm of the Industrial Bank of Japan, Limited (“IBJL”).
At March 31, 2018, the net book value of both joint ventures’ twelve aircraft was approximately $634,000.

Amount
Investment in joint ventures at December 31, 2017	$76,982
Investment in joint ventures	356
Earnings from joint ventures, net of tax	1,782
Distributions	(900)
Investment in joint ventures at March 31, 2018	$78,220
The Company has recorded in its Consolidated Balance Sheet a $13,200 guarantee liability in Maintenance payments and a $5,100 guarantee liability in Security deposits representing its share of the respective exposures.
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
The only assets that the Air Knight VIEs have on their books are financing leases that are eliminated in the consolidated financial statements. The related aircraft, with a net book value as of March 31, 2018 of $408,370, were included in our flight equipment held for lease. The consolidated debt outstanding, net of debt issuance costs, of the Air Knight VIEs as of March 31, 2018 is $212,975.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2018

Note 7. Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured term debt financings are as follows:

	At March 31, 2018				At December 31, 2017
Debt Obligation	Outstanding Borrowings	Number of Aircraft	Interest Rate	Final Stated Maturity	Outstanding Borrowings
Secured Debt Financings:
ECA Financings(1)	$218,006	6	3.02% to 3.96%	12/03/21 to 11/30/24	$227,491
Bank Financings(2)	617,806	23	2.22% to 4.49%	09/11/18 to 01/19/26	634,898
Less: Debt Issuance Costs	(11,623)	—			(12,515)
Total secured debt financings, net of debt issuance costs	824,189	29			849,874

Unsecured Debt Financings:
Senior Notes due 2018	400,000		4.625%	12/15/18	400,000
Senior Notes due 2019	500,000		6.25%	12/01/19	500,000
Senior Notes due 2020	300,000		7.625%	04/15/20	300,000
Senior Notes due 2021	500,000		5.125%	03/15/21	500,000
Senior Notes due 2022	500,000		5.50%	02/15/22	500,000
Senior Notes due 2023	500,000		5.00%	04/01/23	500,000
Senior Notes due 2024	500,000		4.125%	05/01/24	500,000
Unsecured Term Loan	120,000		4.125%	04/28/19	120,000
Revolving Credit Facilities	100,000		3.83%	11/21/19 to 05/13/20	175,000
Less: Debt Issuance Costs	(28,776)				(31,268)
Total unsecured debt financings, net of debt issuance costs	3,391,224				3,463,732

Total secured and unsecured debt financings, net of debt issuance costs	$4,215,413				$4,313,606

(1)	The borrowings under these financings at March 31, 2018 have a weighted-average rate of interest of 3.58%.

(2)	The borrowings under these financings at March 31, 2018 have a weighted-average fixed rate of interest of 4.16%.
As of March 31, 2018, we were in compliance with all applicable covenants in our financings.
Note 8. Shareholders' Equity and Share-Based Payment
During the three months ended March 31, 2018, the Company issued 291,876 restricted common shares and issued 306,359 performance share units (“PSUs”). These awards were made under the Aircastle Limited Amended and Restated 2014 Omnibus Incentive Plan.
During the three months ended March 31, 2018, the Company incurred share-based compensation expense of $1,504 related to restricted common shares and $874 related to PSUs.
As of March 31, 2018, there was $8,888 of unrecognized compensation cost related to unvested restricted common share-based payments and $9,215 of unrecognized compensation cost related to unvested PSU share-based payments that are expected to be recognized over a weighted-average remaining period of 2.13 years.
During March 2018, we repurchased 354,737 common shares at an aggregate cost of $6,918, including commissions.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2018

At March 31, 2018, the remaining dollar value of shares that may be repurchased under the repurchase program approved by our Board of Directors on February 9, 2016 is $88,970.
Note 9. Dividends
The following table sets forth the quarterly dividends declared by our Board of Directors for the periods covered in this report:

Declaration Date	Dividend per Common Share	Aggregate Dividend Amount	Record Date	Payment Date
February 9, 2018	$0.28	$22,085	February 28, 2018	March 15, 2018
October 31, 2017	$0.28	$22,039	November 30, 2017	December 15, 2017
August 4, 2017	$0.26	$20,464	August 31, 2017	September 15, 2017
May 2, 2017	$0.26	$20,482	May 31, 2017	June 15, 2017
February 9, 2017	$0.26	$20,466	February 28, 2017	March 15, 2017
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

	Three Months Ended March 31,
	2018	2017
Weighted-average shares:
Common shares outstanding	78,366,588	78,176,705
Restricted common shares	431,161	503,802
Total weighted-average shares	78,797,749	78,680,507

Percentage of weighted-average shares:
Common shares outstanding	99.45%	99.36%
Restricted common shares	0.55%	0.64%
Total percentage of weighted-average shares	100.00%	100.00%

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2018

The calculations of both basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2018	2017
Earnings per share – Basic:
Net income	$57,547	$42,439
Less: Distributed and undistributed earnings allocated to restricted common shares(1)	(315)	(272)
Earnings available to common shareholders – Basic	$57,232	$42,167

Weighted-average common shares outstanding – Basic	78,366,588	78,176,705

Earnings per common share – Basic	$0.73	$0.54

Earnings per share – Diluted:
Net income	$57,547	$42,439
Less: Distributed and undistributed earnings allocated to restricted common shares(1)	(315)	(272)
Earnings available to common shareholders – Diluted	$57,232	$42,167

Weighted-average common shares outstanding – Basic	78,366,588	78,176,705
Effect of dilutive shares(2)	228,019	194,848
Weighted-average common shares outstanding – Diluted	78,594,607	78,371,553

Earnings per common share – Diluted	$0.73	$0.54

(1)
For the three months ended March 31, 2018 and 2017, distributed and undistributed earnings to restricted shares were 0.55% and 0.64%, respectively, of net income. The amount of restricted share forfeitures for both periods present is immaterial to the allocation of distributed and undistributed earnings.

(2)	For both periods presented, dilutive shares represented contingently issuable shares.
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
The sources of income from continuing operations before income taxes and earnings of our unconsolidated equity method investments for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
U.S. operations	$683	$596
Non-U.S. operations	54,238	41,447
Income from continuing operations before income taxes and earnings of unconsolidated equity method investments	$54,921	$42,043
All of our aircraft-owning subsidiaries that are recognized as corporations for U.S. tax purposes are non-U.S. corporations. These non-U.S. subsidiaries generally earn income from sources outside the United States and typically are not subject to U.S. federal, state or local income taxes unless they operate within the U.S., in which case they may be subject to federal, state and local income taxes. The aircraft owning subsidiaries resident in Ireland and Mauritius are subject to tax in those respective jurisdictions.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2018

We have a U.S. based subsidiary which provides management services to our non-U.S. subsidiaries and is subject to U.S. federal, state and local income taxes. We also have Ireland and Singapore based subsidiaries which provide management services to our non-U.S. subsidiaries and are subject to tax in those respective jurisdictions.
The consolidated income tax expense for the three months ended March 31, 2018 and 2017 was determined based on estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2018 and 2017, respectively.
The Company’s effective tax rate (“ETR”) for the three months ended March 31, 2018 was (1.5)%, compared to 4.4%, for the three months ended March 31, 2017. First quarter 2018 included a tax benefit of $2,779 related to the Singapore rate reduction from 10% to 8%, which was treated as a discrete item. Excluding this tax benefit, the ETR would have been 3.6%. Movements in the ETR are generally caused by changes in the proportion of the Company’s pre-tax earnings in taxable and non-tax jurisdictions.
Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income from continuing operations consisted of the following:

	Three Months Ended March 31,
	2018	2017
Notional U.S. federal income tax expense at the statutory rate	$11,533	$14,715
U.S. state and local income tax, net	48	41
Non-U.S. operations:
Bermuda	(8,283)	(8,828)
Ireland	(317)	542
Singapore	(2,824)	(2,927)
Other low tax jurisdictions	(808)	(1,440)
Non-deductible expenses in the U.S.	(193)	(249)
Other	—	(8)
Income tax (benefit) provision	$(844)	$1,846
Note 12. Interest, Net
The following table shows the components of interest, net:

	Three Months Ended March 31,
	2018	2017
Interest on borrowings and other liabilities	$53,978	$58,839
Amortization of deferred losses related to interest rate derivatives	301	581
Amortization of deferred financing fees and debt discount	3,532	4,155
Interest expense	57,811	63,575
Less: Interest income	(703)	(414)
Less: Capitalized interest	—	(93)
Interest, net	$57,108	$63,068

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2018

Note 13. Commitments and Contingencies
At March 31, 2018, we had commitments to acquire 37 aircraft for $1,475,400, including 25 Embraer E-Jet E2 aircraft.
Commitments, including $129,218 of progress payments, contractual price escalations and other adjustments for these aircraft, at March 31, 2018, net of amounts already paid, are as follows:

Year Ending December 31,	Amount
Remainder of 2018	$488,468
2019	470,073
2020	375,216
2021	141,643
2022	—
Thereafter	—
Total	$1,475,400
As of April 27, 2018, we had commitments to acquire 39 aircraft for $1,532,000.
Note 14. Other Assets
The following table describes the principal components of other assets on our Consolidated Balance Sheets as of:

	March 31, 2018	December 31, 2017
Deferred income tax asset	$350	$497
Lease incentives and lease premiums, net of amortization of $36,934 and $41,246, respectively	71,657	74,515
Flight equipment held for sale	32,286	707
Aircraft purchase deposits and progress payments	22,604	23,704
Fair value of interest rate cap	6,428	3,254
Note receivable(1)	8,352	10,000
Other assets	31,977	28,533
Total other assets	$173,654	$141,210
______________

(1)	Related to the sale of aircraft during the year ended December 31, 2017.
Note 15. Accounts Payable, Accrued Expenses and Other Liabilities
The following table describes the principal components of accounts payable, accrued expenses and other liabilities recorded on our Consolidated Balance Sheets as of:

	March 31, 2018	December 31, 2017
Accounts payable and accrued expenses	$34,294	$50,948
Deferred income tax liability	37,636	36,547
Accrued interest payable	55,074	38,129
Lease discounts, net of amortization of $38,103 and $36,111, respectively	12,957	14,597
Total accounts payable, accrued expenses and other liabilities	$139,961	$140,221

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks, uncertainties and assumptions. You should read the following discussion in conjunction with our historical consolidated financial statements and the notes thereto appearing elsewhere in this report. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those described under “Risk Factors” and included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (the “SEC”). Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and, unless otherwise indicated, the other financial information contained in this report has also been prepared in accordance with U.S. GAAP. Unless otherwise indicated, all references to “dollars” and “$” in this report are to, and all monetary amounts in this report are presented in, U.S. dollars.
All statements included or incorporated by reference in this Quarterly Report on Form 10-Q (this “report”), other than characterizations of historical fact, are forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not necessarily limited to, statements relating to our ability to acquire, sell, lease or finance aircraft, raise capital, pay dividends, and increase revenues, earnings, EBITDA, Adjusted EBITDA and Adjusted Net Income and the global aviation industry and aircraft leasing sector. Words such as “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “may,” “will,” “would,” “could,” “should,” “seeks,” “estimates” and variations on these words and similar expressions are intended to identify such forward-looking statements. These statements are based on our historical performance and that of our subsidiaries and on our current plans, estimates and expectations and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements; Aircastle can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any such forward-looking statements which are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. These risks or uncertainties include, but are not limited to, those described from time to time in Aircastle’s filings with the SEC and previously disclosed under “Risk Factors” in Part I - Item 1A of Aircastle’s 2017 Annual Report on Form 10-K and elsewhere in this report. In addition, new risks and uncertainties emerge from time to time, and it is not possible for Aircastle to predict or assess the impact of every factor that may cause its actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this report. Aircastle expressly disclaims any obligation to revise or update publicly any forward-looking statement to reflect future events or circumstances.
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

OVERVIEW
Aircastle acquires, leases, and sells commercial jet aircraft to airlines throughout the world. As of March 31, 2018, we owned and managed on behalf of our joint ventures 234 aircraft leased to 81 lessees located in 44 countries. Our aircraft are managed by an experienced team based in the United States, Ireland and Singapore. Our aircraft are subject to net leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs. In many cases, however, we are obligated to pay a portion of specified maintenance or modification costs. As of March 31, 2018, the net book value (including flight equipment held for lease and net investment in finance and sales-type leases, or "net book value") was $6.68 billion compared to$6.73 billion at December 31, 2017. Our revenues and net income for the three months ended March 31, 2018 were $202.7 million and $57.5 million, respectively.
Growth in commercial air traffic is broadly correlated with world economic activity. In recent years, commercial air traffic growth has expanded at a rate 1.5 to 2 times that of global GDP growth. The expansion of air travel has driven an increase in the world aircraft fleet. There are approximately 21,000 commercial mainline passenger and freighter aircraft in current operation worldwide. This fleet is expected to continue expanding at three to four percent average annual rate over the next twenty years. Aircraft leasing companies own approximately 42% of the world’s commercial jet aircraft.
Notwithstanding the sector’s long-term growth, the aviation market has been, and is expected to remain, subject to economic variability due to changes in macroeconomic variables, such as fuel price levels and foreign exchange rates. The aviation industry is also susceptible to external shocks, such as regional conflicts and terrorist events. Mitigating this risk is the portability of the assets, allowing aircraft to be redeployed to locations where demand is higher.
Air traffic data for the past several years has shown strong passenger market growth.  According to the International Air Transport Association, during the first three months of 2018, global passenger traffic increased 7.2% compared to the same period in 2017. During the first three months of 2018, air cargo traffic increased 5.4% compared to the same period in 2017.
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
Fuel prices and interest rates have had a substantial effect on our industry. The price of oil dropped from $103 to $36 per barrel in the four years prior to December 2015. This allowed airlines to reduce ticket prices and stimulate aircraft traffic while retaining enough of this benefit to achieve record profit levels. A low interest rate environment and the strong overall performance of the aircraft financing sector attracted significant new capital, increasing competition for new investments. The downward trend in fuel prices and interest rates appears to have ended as fuel prices started rising in 2016. In 2018, the price of fuel has averaged approximately $65 per barrel. Likewise, interest rates have started to rise in the U.S., with Federal Reserve guidance suggesting multiple future rate hikes in the Federal Funds rate in 2018.
Capital availability for aircraft has varied over time, and we consider this variability to be a basic characteristic of our business. If pursued properly, this represents an important source of opportunity. Strong U.S. debt capital market conditions benefit borrowers by permitting access to financing at historic lows while export credit agency availability has been curtailed, both in the U.S. and in Europe, due to political issues. Commercial bank debt also continues to play a critical role for aircraft finance.
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
We believe our business approach is differentiated from those of other large leasing companies. Our investment strategy is to seek out the best risk-adjusted return opportunities across the commercial jet market, so our acquisition targets and growth rates will vary with market conditions. We prefer to have capital resources available to capture investment opportunities that arise in the context of changing market circumstances. As such, we limit large, long-term capital commitments and are therefore less reliant on orders for new aircraft from aircraft manufacturers as a source of new investments than many of our competitors.
We plan to grow our business and profits over the long-term while maintaining a countercyclical orientation, a bias towards limiting long-dated capital commitments and maintaining a conservative and flexible capital structure. Our business strategy entails the following elements:

•
Pursuing a disciplined and differentiated investment strategy. In our view, values of different aircraft change in different ways over time. We carefully evaluate investments across different aircraft models, ages, lessees and acquisition sources and re-evaluate these choices as market conditions and relative investment values change. We believe the financing flexibility offered through unsecured debt and our team’s experience with a wide range of asset types provides us with a competitive advantage. We view orders from equipment manufacturers to be part of our investment opportunity set, but choose to keep our long term capital commitments limited.

•
Originating investments from many different sources across the globe. Our strategy is to seek out worthwhile investments by leveraging our team’s wide range of contacts. We utilize a multi-channel approach to sourcing acquisitions and have purchased aircraft from a large number of airlines, lessors, original equipment manufacturers, lenders and other aircraft owners. Since our formation in 2004, we have acquired aircraft from 89 different sellers.

•
Selling assets when attractive opportunities arise. We sell assets with the aim of realizing profits and reinvesting proceeds when a sale generates the greatest expected cash flow or when more accretive investments are available. We also use asset sales for portfolio management purposes, such as reducing lessee specific concentrations and lowering residual value exposures to certain aircraft types. Since our formation, we have sold 210 aircraft to 61 buyers.

•
Maintaining efficient access to capital from a wide set of sources while targeting an investment grade credit rating. We believe the aircraft investment market is influenced by the business cycle. Our strategy is to increase our purchase activity when prices are low and to emphasize asset sales when competition for assets is high. To implement this approach, we believe it is important to maintain access to a wide variety of financing sources. Our objective is to improve our corporate credit ratings to an investment grade level by maintaining strong portfolio and capital structure metrics while achieving a critical size through accretive growth. We believe improving our credit rating will not only reduce our borrowing costs, but also facilitate more reliable access to both unsecured and secured debt capital throughout the business cycle.

•
Leveraging our strategic relationships. We intend to capture the benefits provided through the extensive global contacts and relationships maintained by Marubeni, which is our biggest shareholder and one of the largest Japanese trading companies. Marubeni has enabled greater access to Japanese-based financing and helped source and develop our joint venture with the leasing arm of the Industrial Bank of Japan, Limited (“IBJL”). We also have a joint venture (“Lancaster”) with Ontario Teachers’ Pension Plan (“Teachers’”), our second largest shareholder.

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

•
Intending to pay quarterly dividends to our shareholders based on the Company’s sustainable earnings levels. Aircastle has paid dividends each quarter since our initial public offering in 2006. On February 9, 2018, our Board of Directors declared a regular quarterly dividend of $0.28 per common share, or an aggregate of $22.1 million for the three months ended March 31, 2018, which was paid on March 15, 2018 to holders of record on February 28, 2018. These dividends may not be indicative of the amount of any future dividends. Our ability to pay quarterly dividends will depend upon many factors, including those as described in Item 1A. “Risk Factors” and elsewhere in our 2017 Annual Report on Form 10-K.

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

2018 Lease Expirations and Lease Placements
At March 31, 2018, we had one aircraft accounting for less than 1% of our net book value that is scheduled to come off lease during 2018. We expect to sell this aircraft in the third quarter of 2018.
2019-2022 Lease Expirations and Lease Placements
Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in the period 2019-2022, representing the percentage of our net book value of flight equipment (including flight equipment held for lease and net investment in finance and sales-type leases) at March 31, 2018, specified below:

•	2019: 21 aircraft, representing 7%;

•	2020: 27 aircraft, representing 9%;

•	2021: 32 aircraft, representing 16%; and

•	2022: 28 aircraft, representing 10%.

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
All of our aircraft-owning subsidiaries that are recognized as corporations for U.S. tax purposes are non-U.S. corporations. These non-U.S. subsidiaries generally earn income from sources outside the United States and typically are not subject to U.S. federal, state or local income taxes, unless they operate within the U.S., in which case they may be subject to federal, state and local income taxes. The aircraft owning subsidiaries resident in Ireland and Mauritius are subject to tax in those respective jurisdictions.
We have a U.S.-based subsidiary which provides management services to our non-U.S. subsidiaries and is subject to U.S. federal, state and local income taxes. We also have Ireland and Singapore based subsidiaries which provide management services to our non-U.S. subsidiaries and are subject to tax in those respective jurisdictions.
Acquisitions and Sales
During the first three months of 2018, we acquired four aircraft for $110.9 million. At March 31, 2018, we had commitments to acquire 37 additional aircraft for $1.48 billion, including the acquisition of 25 new E-Jet E2 aircraft from Embraer, with delivery beginning in 2019. As of April 27, 2018, we have commitments to acquire 39 aircraft for $1.53 billion.
During the first three months of 2018, we sold four aircraft for net proceeds of $43.9 million, which resulted in a net gain of $5.8 million. As of April 27, 2018, we sold two aircraft.

The following table sets forth certain information with respect to the aircraft owned by us as of March 31, 2018:
AIRCASTLE AIRCRAFT INFORMATION (dollars in millions)

Owned Aircraft	As of March 31, 2018(1)	As of March 31, 2017(1)
Net Book Value of Flight Equipment	$6,677	$6,596
Net Book Value of Unencumbered Flight Equipment	$5,304	$4,725
Number of Aircraft	222	200
Number of Unencumbered Aircraft	193	163
Number of Lessees	81	72
Number of Countries	44	37
Weighted Average Age (years)(2)	9.3	8.2
Weighted Average Remaining Lease Term (years)(2)	4.8	4.8
Weighted Average Fleet Utilization during the three months ended March 31, 2018 and 2017(3)	99.4%	98.3%
Portfolio Yield for the three months ended March 31, 2018 and 2017(4)	11.5%	12.3%

Managed Aircraft on behalf of Joint Ventures
Net Book Value of Flight Equipment	$634	$682
Number of Aircraft	12	13

(1)	Calculated using net book value at period end.

(2)	Weighted by net book value.

(3)	Aircraft on-lease days as a percent of total days in period weighted by net book value.

(4)
Lease rental revenue, interest income and cash collections on our net investment in finance and sales-type leases for the period as a percent of the average net book value for the period; quarterly information is annualized.

Our owned aircraft portfolio as of March 31, 2018 is listed in Exhibit 99.1 to this report.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of March 31, 2018			Owned Aircraft as of March 31, 2017
	Number of Aircraft		% of Net Book Value(1)	Number of Aircraft		% of Net Book Value(1)
Aircraft Type
Passenger:
Narrow-body	190		66%	161		56%
Wide-body	28		29%	31		36%
Total Passenger	218		95%	192		92%
Freighter	4		5%	8		8%
Total	222		100%	200		100%

Manufacturer
Airbus	135		56%	109		52%
Boeing	82		42%	84		45%
Embraer	5		2%	7		3%
Total	222		100%	200		100%

Regional Diversification
Asia and Pacific	62		31%	64		39%
Europe	88		31%	67		23%
Middle East and Africa	14		8%	14		10%
North America	30		10%	27		8%
South America	26		19%	26		19%
Off-lease	2	(2)	1%	2	(3)	1%
Total	222		100%	200		100%

(1)	Calculated using net book value at period end.

(2)	Consisted of one Airbus A321-200 aircraft and one Boeing 747-400ERF aircraft, both of which were delivered on lease to customers in the second quarter of 2018.

(3)	Consisted of two Airbus A321-200 aircraft that were delivered on lease to a customer during the second quarter of 2017.

Our largest single customer represents over 6% of the net book value at March 31, 2018. Our top fifteen customers for aircraft we owned at March 31, 2018, representing 108 aircraft and 55% of the net book value, are as follows:

Percent of Net Book Value	Customer	Country	Number of Aircraft
Greater than 6% per customer	Avianca Brazil	Brazil	11

3% to 6% per customer	LATAM	Chile	3
	TAP Portugal(1)	Portugal	8
	Lion Air	Indonesia	10
	South African Airways	South Africa	4
	easyJet	United Kingdom	20
	Aerolineas Argentina	Argentina	5
	Iberia	Spain	11

Less than 3% per customer	AirBridgeCargo(2)	Russia	2
	Ural	Russia	6
	Interjet	Mexico	9
	AirAsia X	Malaysia	2
	Jet Airways	India	7
	IndiGo	India	6
	Asiana Airlines	South Korea	4
	Total top fifteen customers		108
	All other customers		114
	Total all customers		222

(1)	Combined with an affiliate.

(2)	Guaranteed by Volga-Dnepr Airlines. We have one additional aircraft on lease with an affiliate.
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
See “Liquidity and Capital Resources” below.

RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2018 to the three months ended March 31, 2017:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Revenues:
Lease rental revenue	$177,483	$190,586
Finance and sales-type lease revenue	9,442	4,073
Amortization of lease premiums, discounts and incentives	(3,128)	(3,112)
Maintenance revenue	11,991	12,287
Total lease revenue	195,788	203,834
Gain on sale of flight equipment	5,768	759
Other revenue	1,124	439
Total revenues	202,680	205,032
Operating expenses:
Depreciation	75,002	79,174
Interest, net	57,108	63,068
Selling, general and administrative	17,835	16,167
Impairment of flight equipment	—	500
Maintenance and other costs	988	2,931
Total operating expenses	150,933	161,840

Total other income (expense)	3,174	(1,149)

Income from continuing operations before income taxes and earnings of unconsolidated equity method investments	54,921	42,043
Income tax (benefit) provision	(844)	1,846
Earnings of unconsolidated equity method investments, net of tax	1,782	2,242
Net income	$57,547	$42,439
Revenues
Total revenues decreased by $2.4 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.
Lease rental revenue. The decrease in lease rental revenue of $13.1 million for the three months ended March 31, 2018 as compared to the same period in 2017 was primarily the result of decreases in revenue of:

•	$32.5 million due to the sale of 35 aircraft since March 31, 2017; and

•	$13.3 million due to lease extensions, amendments, transitions and other changes.
These decreases were partially offset by a $32.7 million increase in revenue, reflecting the partial period impact of three aircraft purchased in 2018 and the full period impact due to the acquisition of 47 aircraft since March 31, 2017.
Finance and sales-type lease revenue. For the three months ended March 31, 2018, $9.4 million of interest income from finance and sales-type leases was recognized as compared to $4.1 million for the same period in 2017 due to the net addition of sixteen aircraft over the last twelve months.

Amortization of net lease premiums, discounts and lease incentives.

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Amortization of lease incentives	$(2,682)	$(2,707)
Amortization of lease premiums	(2,439)	(2,928)
Amortization of lease discounts	1,993	2,523
Amortization of lease premiums, discounts and incentives	$(3,128)	$(3,112)
Maintenance revenue. For the three months ended March 31, 2018, we recorded $12.0 million of maintenance revenue, primarily due to the transition of one freighter aircraft. For the same period in 2017, we recorded $12.3 million of maintenance revenue due to the transition of two narrow-body aircraft and one wide-body aircraft for $10.3 million and maintenance reserves taken into income for two freighter aircraft and two narrow-body aircraft totaling $1.9 million.
Gain on sale of flight equipment increased by $5.0 million to $5.8 million for the three months ended March 31, 2018, as compared to gains of $0.8 million for the same period in 2017. During the three months ended March 31, 2018, we sold four aircraft as compared to the sale of one aircraft during the same period in 2017.
Operating expenses
Total operating expenses decreased by $10.9 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.
Depreciation expense decreased by $4.2 million for the three months ended March 31, 2018 as compared to the same period in 2017. The decrease is primarily the result of:

•	$16.4 million of lower depreciation due to the effect of 35 aircraft sold; and

•	$1.4 million due to changes in asset lives, residual values and other changes.
This decrease was partially offset by an increase of $13.5 million due to the effect of 50 aircraft acquired.
Interest, net consisted of the following:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Interest on borrowings and other liabilities	$53,978	$58,839
Amortization of interest rate derivatives related to deferred losses	301	581
Amortization of deferred financing fees and debt discount	3,532	4,155
Interest expense	57,811	63,575
Less: Interest income	(703)	(414)
Less: Capitalized interest	—	(93)
Interest, net	$57,108	$63,068
Interest, net decreased by $6.0 million as compared to the three months ended March 31, 2017. The decrease is primarily a result of lower interest on our borrowings of $4.9 million as a result of lower weighted average debt outstanding.
Selling, general and administrative expenses for the three months ended March 31, 2018 increased $1.7 million over the same period in 2017, as a result of higher personnel costs.
Maintenance and other costs were $1.0 million for the three months ended March 31, 2018, a decrease of $1.9 million over the same period in 2017. The net decrease is primarily attributable to lower maintenance costs related to terminations and transitions for the three months ended March 31, 2018 versus the same period in 2017.

Other income (expense)
Total other income (expense) increased by $4.3 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The net increase in other income was primarily attributable to mark-to-market on our undesignated hedges.
Income tax (benefit) provision
Our income tax (benefit) provision for the three months ended March 31, 2018 and 2017 was $(0.8) million and $1.8 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland and the United States. The decrease in our income tax provision of approximately $2.7 million for the three months ended March 31, 2018 as compared to the same period in 2017 was primarily attributable to changes in operating income subject to tax in Ireland, the United States and other jurisdictions, including the recording of the discrete item of $2.8 million tax benefit related to the Singapore rate reduction from 10% to 8%.
All of our aircraft-owning subsidiaries that are recognized as corporations for U.S. tax purposes are non-U.S. corporations. These non-U.S. subsidiaries generally earn income from sources outside the United States and typically are not subject to U.S. federal, state or local income taxes unless they operate within the U.S., in which case they may be subject to federal, state and local income taxes. The aircraft owning subsidiaries resident in Ireland and Mauritius are subject to tax in those respective jurisdictions.
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
Other comprehensive income

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Net income	$57,547	$42,439
Derivative loss reclassified into earnings	301	581
Total comprehensive income	$57,848	$43,020
Other comprehensive income increased by $14.8 million for the three months ended March 31, 2018, as a result of a $15.1 million increase in net income, partially offset by a decrease of $0.3 million in amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.
Aircraft Monitoring List
At March 31, 2018, no aircraft were on our monitoring list. We monitor our fleet for aircraft that are more susceptible to failing our recoverability assessments within one year due to their sensitivity to changes in contractual cash flows, future cash flow estimates and aircraft residual or scrap values.

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
During the first three months of 2018, we met our liquidity and capital resource needs with $142.4 million of cash flow from operations and $43.9 million of cash from aircraft sales.
As of March 31, 2018, the weighted-average maturity of our secured and unsecured debt financings was 3.4 years and we are in compliance with all applicable covenants.
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

Cash Flows

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Net cash flow provided by operating activities	$142,412	$131,576
Net cash flow used in investing activities	(44,119)	(157,252)
Net cash flow (used in) provided by financing activities	(99,811)	439,471
Operating Activities:
Cash flow provided by operations was $142.4 million and $131.6 million for the three months ended March 31, 2018 and 2017, respectively. The increase in cash flow provided by operations of $10.8 million for the three months ended March 31, 2018 versus the same period in 2017 was primarily a result of a $9.4 million increase in cash received from maintenance revenue and a $3.4 million net increase in cash from lease rentals and finance and sales-type leases. These inflows were offset by a $3.0 million increase in cash paid for taxes.
Investing Activities:
Cash flow used in investing activities was $44.1 million and $157.3 million for the three months ended March 31, 2018 and 2017, respectively. The decrease in cash flow used in investing activities of $113.1 million for the three months ended March 31, 2018 versus the same period in 2017 was primarily a result of:

•	an $80.0 million net decrease in the acquisition and improvement of flight equipment and net investments in finance and sales-type leases;

•	a $27.1 million increase in proceeds from the sale of flight equipment; and
•a $4.8 million increase in aircraft purchase deposits and progress payments, net of returned deposits.
Financing Activities:
Cash flow used in financing activities was $99.8 million for the three months ended March 31, 2018 as compared to cash flow provided by financing activities of $439.5 million for the three months ended March 31, 2017. The net increase in cash flow used in financing activities of $539.3 million for the three months ended March 31, 2018 versus the same period in 2017 was primarily a result of:

•	a $500.0 million decrease in proceeds from secured and unsecured financings;

•	a $70.5 million increase in securitization and term debt financing repayments; and

•	a $6.9 million increase in shares repurchased.
These outflows were offset by a $31.7 million decrease in maintenance and security deposits returned, net of deposits received and an $8.0 million decrease in deferred financing costs.

Debt Obligations
For complete information on our debt obligations, please refer to Note 7 - “Secured and Unsecured Debt Financings” in the Notes to Unaudited Consolidated Financial Statements above.
Contractual Obligations
Our contractual obligations consist of principal and interest payments on debt, payments on interest rate derivatives, other aircraft acquisition agreements and rent payments related to our office leases. Total contractual obligations decreased to $6.50 billion at March 31, 2018 from $6.61 billion at December 31, 2017, due primarily to debt amortization, partially offset by an increase in aircraft purchase obligations.
The following table presents our actual contractual obligations and their payment due dates as of March 31, 2018:

	Payments Due by Period as of March 31, 2018
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	More than 5 years
	(Dollars in thousands)
Principal payments:
Senior Notes due 2018 - 2024	$3,200,000	$400,000	$1,300,000	$500,000	$1,000,000
Unsecured Term Loan	120,000	—	120,000	—	—
Revolving Credit Facilities	100,000	—	100,000	—	—
ECA Financings	218,006	38,752	81,760	78,068	19,426
Bank Financings	618,203	81,575	124,127	120,412	292,089
Total principal payments	4,256,209	520,327	1,725,887	698,480	1,311,515

Interest payments on debt obligations(1)	745,252	215,959	321,799	153,481	54,013
Office leases(2)	18,522	2,066	3,912	3,358	9,186
Purchase obligations(3)	1,475,400	508,277	967,123	—	—
Total	$6,495,383	$1,246,629	$3,018,721	$855,319	$1,374,714

(1)	Future interest payments on variable rate, LIBOR-based debt obligations are estimated using the interest rate in effect at March 31, 2018.

(2)	Represents contractual payment obligations for our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.

(3)
At March 31, 2018, we had commitments to acquire 37 aircraft for $1.48 billion, including 25 new E-Jet E2 aircraft from Embraer S.A. These amounts include estimates for pre-delivery deposits, contractual price escalation and other adjustments. As of April 27, 2018, we have commitments to acquire 39 aircraft for $1.53 billion.

Capital Expenditures
From time to time, we make capital expenditures to maintain or improve our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the three months ended March 31, 2018 and 2017, we incurred a total of $1.6 million and $10.8 million, respectively, of capital expenditures (including lease incentives) related to the improvement of aircraft.
As of March 31, 2018, the weighted average age by net book value of our aircraft was approximately 9.3 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Our lease agreements call for the lessee to be primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.
Actual maintenance payments to us by lessees in the future may be less than projected as a result of a number of factors, including defaults by the lessees. Maintenance reserves may not cover the entire amount of actual maintenance expenses incurred and, where these expenses are not otherwise covered by the lessees, there can be no assurance that our operational cash flow and maintenance reserves will be sufficient to fund maintenance requirements, particularly as our aircraft age. See Item 1A. “Risk Factors - Risks Related to Our Business - Risks related to our leases - If lessees are unable to fund their maintenance obligations on our aircraft, we may incur increased costs at the conclusion of the applicable lease” in our 2017 Annual Report on Form 10-K.
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
We hold a 30% equity interest in our Lancaster joint venture and a 25% equity interest in our IBJ Air joint venture. At March 31, 2018, the net book value of our two joint ventures’ twelve aircraft was approximately $634 million.
Foreign Currency Risk and Foreign Operations
At March 31, 2018, all of our leases are payable to us in U.S. dollars. However, we incur Euro and Singapore dollar-denominated expenses in connection with our subsidiaries in Ireland and Singapore. For the three months ended March 31, 2018, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated approximately $4.4 million in U.S. dollar equivalents and represented approximately 25% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, our international operations and our exposure to foreign currency risk will likely increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases, we may enter into hedging transactions in the future to mitigate this risk. For the three months ended March 31, 2018 and 2017, we incurred insignificant net gains and losses on foreign currency transactions.
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

The table below shows the reconciliation of net income to EBITDA and Adjusted EBITDA for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Net income	$57,547	$42,439
Depreciation	75,002	79,174
Amortization of lease premiums, discounts and incentives	3,128	3,112
Interest, net	57,108	63,068
Income tax (benefit) provision	(844)	1,846
EBITDA	191,941	189,639
Adjustments:
Impairment of flight equipment	—	500
Non-cash share-based payment expense	2,378	2,102
(Gain) loss on mark-to-market of interest rate derivative contracts	(3,174)	1,150
Adjusted EBITDA	$191,145	$193,391
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
The table below shows the reconciliation of net income to ANI for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Net income	$57,547	$42,439
(Gain) loss on mark-to-market of interest rate derivative contracts(1)	(3,174)	1,150
Non-cash share-based payment expense(2)	2,378	2,102
Adjusted net income	$56,751	$45,691

(1) Included in Other income (expense).
(2) Included in Selling, general and administrative expenses.

	Three Months Ended March 31,
Weighted-average shares:	2018	2017
Common shares outstanding	78,366,588	78,176,705
Restricted common shares	431,161	503,802
Total weighted-average shares	78,797,749	78,680,507

	Three Months Ended March 31,
Percentage of weighted-average shares:	2018	2017
Common shares outstanding	99.45%	99.36%
Restricted common shares(1)	0.55%	0.64%
Total percentage of weighted-average shares	100.00%	100.00%

	Three Months Ended March 31,
	2018	2017
Weighted-average common shares outstanding – Basic	78,366,588	78,176,705
Effect of dilutive shares(2)	228,019	194,848
Weighted average common shares outstanding – Diluted	78,594,607	78,371,553

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands, except per share amounts)
Adjusted net income allocation:
Adjusted net income	$56,751	$45,691
Less: Distributed and undistributed earnings allocated to restricted common shares(2)	(311)	(293)
Adjusted net income allocable to common shares – Basic and Diluted	$56,440	$45,398

Adjusted net income per common share – Basic and Diluted	$0.72	$0.58

(1)
For the three months ended March 31, 2018 and 2017, distributed and undistributed earnings to restricted shares were 0.55% and 0.64%, respectively, of net income. The amount of restricted share forfeitures for both periods present is immaterial to the allocation of distributed and undistributed earnings.

(2)	For both periods presented, dilutive shares represented contingently issuable shares.
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
A hypothetical 100-basis point increase/decrease in our variable interest rates would increase/decrease the minimum contracted rentals on our portfolio as of March 31, 2018 by $3.8 million and $3.8 million, respectively, over the next twelve months. As of March 31, 2018, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $4.2 million and $6.2 million, respectively, net of amounts received from our interest rate derivatives, over the next twelve months. In September 2016, we purchased an interest rate cap to hedge a portion of our floating rate interest exposure. The interest rate cap is set at 2% and has a current notional balance of $390.0 million and reduces over time to $215.0 million. The cap matures in September 2021.

ITEM 4.	CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2018. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The Company is not a party to any material legal or adverse regulatory proceedings.
ITEM 1A. RISK FACTORS
There have been no material changes to the disclosure related to the risk factors described in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In February 2016, our Board of Directors authorized the repurchase of $100.0 million of the Company’s common shares. During the first quarter of 2018, we purchased our common shares as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(Dollars in thousands, except per share amounts)
January 1 through January 31	100,572	$23.39	—	$95,888
February 1 through February 28	—	—	—	95,888
March 1 through March 31	361,880	19.51	354,737	88,970
Total	462,452	$20.35	354,737	$88,970

(1)
We repurchased an additional 138,952 common shares at a total cost of $2.7 million, including commissions, during April 2018. Under our current repurchase program, we have repurchased an aggregate of 711,263 common shares at an aggregate cost of $13.8 million, including commissions. The remaining dollar value of common shares that may be repurchased under the program is $86.2 million.

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

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	Owned Aircraft Portfolio at March 31, 2018. *

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017; (ii) Consolidated Statements of Income for the three months ended March 31, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017; and (v) Notes to Unaudited Consolidated Financial Statements. *

*    Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 3, 2018

AIRCASTLE LIMITED
(Registrant)
By:	/s/ Jose Maronilla, Jr.
Jose Maronilla, Jr.
Chief Accounting Officer and Authorized Officer