Form 10-Q
period 2018-06-30
Aircastle LTD
filed 2018-08-07
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☑
As of August 3, 2018, there were 78,186,008 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries
Form 10-Q

PART I. — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and cash equivalents	$142,360	$211,922
Restricted cash and cash equivalents	20,880	21,935
Accounts receivable	19,357	12,815
Flight equipment held for lease, net of accumulated depreciation of $1,177,448 and $1,125,594, respectively	6,249,406	6,188,469
Net investment in finance and sales-type leases	526,738	545,750
Unconsolidated equity method investments	80,100	76,982
Other assets	174,307	141,210
Total assets	$7,213,148	$7,199,083

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings, net of debt issuance costs	$798,522	$849,874
Borrowings from unsecured financings, net of debt issuance costs	3,392,169	3,463,732
Accounts payable, accrued expenses and other liabilities	131,364	140,221
Lease rentals received in advance	76,780	57,630
Security deposits	131,101	130,628
Maintenance payments	719,806	649,434
Total liabilities	5,249,742	5,291,519

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $0.01 par value, 250,000,000 shares authorized, 78,244,038 shares issued and outstanding at June 30, 2018; and 78,707,963 shares issued and outstanding at December 31, 2017	782	787
Additional paid-in capital	1,519,479	1,527,796
Retained earnings	443,900	380,331
Accumulated other comprehensive loss	(755)	(1,350)
Total shareholders’ equity	1,963,406	1,907,564
Total liabilities and shareholders’ equity	$7,213,148	$7,199,083

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income (Loss)
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Lease rental revenue	$178,486	$189,098	$355,969	$379,684
Finance and sales-type lease revenue	8,868	5,878	18,310	9,951
Amortization of lease premiums, discounts and incentives	(3,534)	(3,280)	(6,662)	(6,392)
Maintenance revenue	—	28,944	11,991	41,231
Total lease revenue	183,820	220,640	379,608	424,474
Gain on sale of flight equipment	19,864	13,525	25,632	14,284
Other revenue	592	2,894	1,716	3,333
Total revenues	204,276	237,059	406,956	442,091

Operating expenses:
Depreciation	76,181	78,254	151,183	157,428
Interest, net	57,398	61,672	114,506	124,740
Selling, general and administrative (including non-cash share-based payment expense of $3,076 and $6,028 for the three months ended and $5,454 and $8,130 for the six months ended June 30, 2018 and 2017, respectively)	18,583	22,187	36,418	38,354
Impairment of flight equipment	—	79,930	—	80,430
Maintenance and other costs	1,561	2,343	2,549	5,274
Total expenses	153,723	244,386	304,656	406,226

Total other income (expense)	901	(1,560)	4,075	(2,709)

Income (loss) from continuing operations before income taxes and earnings of unconsolidated equity method investments	51,454	(8,887)	106,375	33,156
Income tax provision	3,132	495	2,288	2,341
Earnings of unconsolidated equity method investments, net of tax	1,881	2,266	3,663	4,508
Net income (loss)	$50,203	$(7,116)	$107,750	$35,323

Earnings (loss) per common share — Basic:
Net income (loss) per share	$0.64	$(0.09)	$1.37	$0.45

Earnings (loss) per common share — Diluted:
Net income (loss) per share	$0.64	$(0.09)	$1.37	$0.45

Dividends declared per share	$0.28	$0.26	$0.56	$0.52

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income (loss)	$50,203	$(7,116)	$107,750	$35,323
Other comprehensive income, net of tax:
Net derivative loss reclassified into earnings	294	575	595	1,156
Other comprehensive income	294	575	595	1,156
Total comprehensive income (loss)	$50,497	$(6,541)	$108,345	$36,479

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$107,750	$35,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	151,183	157,428
Amortization of deferred financing costs	7,042	9,125
Amortization of lease premiums, discounts and incentives	6,662	6,392
Deferred income taxes	3,126	(833)
Non-cash share-based payment expense	5,454	8,130
Cash flow hedges reclassified into earnings	595	1,156
Security deposits and maintenance payments included in earnings	(554)	(23,063)
Gain on sale of flight equipment	(25,632)	(14,284)
Impairment of flight equipment	—	80,430
Other	(7,491)	1,211
Changes in certain assets and liabilities:
Accounts receivable	(7,315)	2,090
Other assets	(3,086)	(11,407)
Accounts payable, accrued expenses and other liabilities	(14,799)	(2,194)
Lease rentals received in advance	16,908	(2,115)
Net cash and restricted cash provided by operating activities	239,843	247,389
Cash flows from investing activities:
Acquisition and improvement of flight equipment	(365,505)	(148,364)
Proceeds from sale of flight equipment	178,185	238,277
Net investment in finance and sales-type leases	(16,256)	(119,971)
Collections on finance and sales-type leases	13,127	17,185
Aircraft purchase deposits and progress payments, net of returned deposits and aircraft sales deposits	(3,965)	(2,892)
Other	2,956	88
Net cash and restricted cash used in investing activities	(191,458)	(15,677)
Cash flows from financing activities:
Repurchase of shares	(14,987)	(2,513)
Proceeds from secured and unsecured debt financings	—	500,000
Repayments of secured and unsecured debt financings	(128,342)	(667,472)
Deferred financing costs	(1,615)	(8,540)
Security deposits and maintenance payments received	108,653	87,185
Security deposits and maintenance payments returned	(38,718)	(77,593)
Dividends paid	(43,993)	(40,948)
Net cash and restricted cash used in financing activities	(119,002)	(209,881)
Net (decrease) increase in cash and restricted cash	(70,617)	21,831
Cash and restricted cash at beginning of period	233,857	508,817
Cash and restricted cash at end of period	$163,240	$530,648

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$108,078	$117,420
Cash paid for income taxes	$5,533	$2,200
Supplemental disclosures of non-cash investing activities:
Advance lease rentals, security deposits and maintenance payments assumed in asset acquisitions	$28,348	$3,653
Advance lease rentals, security deposits, and maintenance payments, other liabilities and other assets settled in sale of flight equipment	$40,116	$44,603
Transfers from Flight equipment held for lease to Net investment in finance and sales-type leases and Other assets	$40,198	$99,162

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2018

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
As part of the Company’s adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), we have reclassified Gain on sale of flight equipment from Other income (expense) to Revenues on our Consolidated Statements of Income for the three and six months ended June 30, 2018. We believe this better reflects the sale of flight equipment as part of our ordinary activities and conforms our presentation to those of our publicly traded peers. The presentation for the three and six months ended June 30, 2017, has also been reclassified to conform to the current period presentation:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Total revenues as previously reported	$223,534	$427,807
Gain on sale of flight equipment	13,525	14,284
Total revenues	$237,059	$442,091
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure since the balance sheet date of June 30, 2018, through the date on which the consolidated financial statements included in this Form 10-Q were issued.
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
Effective January 1, 2018, the Company adopted FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and related updates, as noted above. Lease contracts within the scope of Accounting Standards Codification (“ASC”) 840, Leases, are specifically excluded from ASU No. 2014-09. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. The update is applied using the modified retrospective approach. The standard did not have a material impact on our consolidated financial statements and related disclosures.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2018

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
Recent Accounting Pronouncements
On February 25, 2016, the FASB issued ASC 842, Leases (“ASC 842”) which, together with all subsequent amendments, replaced the existing guidance in ASC 840, Leases (“ASC 840”). The accounting for leases by lessors basically remained unchanged from the concepts that existed in ASC 840 accounting. The FASB decided that lessors would be precluded from recognizing selling profit and revenue at lease commencement for any sales-type or direct finance lease that does not transfer control of the underlying asset to the lessee. This requirement aligns the notion of what constitutes a sale in the lessor accounting guidance with that in the forthcoming revenue recognition standard, which evaluates whether a sale has occurred from the customer’s perspective. The standard will be effective for reporting periods beginning after December 15, 2018. We plan to adopt the standard on its required effective date of January 1, 2019, using the “modified retrospective” approach and are reviewing which, if any, practical expedients to use. We are also evaluating the impact that ASC 842 will have on our consolidated financial statements and related disclosures. We do not believe that the adoption of the standard will significantly impact our existing or potential lessees' economic decisions to lease aircraft.
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
June 30, 2018

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
The following tables set forth our financial assets as of June 30, 2018 and December 31, 2017 that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

		Fair Value Measurements at June 30, 2018 Using Fair Value Hierarchy
	Fair Value as of June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$142,360	$142,360	$—	$—	Market
Restricted cash and cash equivalents	20,880	20,880	—	—	Market
Derivative assets	7,329	—	7,329	—	Market
Total	$170,569	$163,240	$7,329	$—

		Fair Value Measurements at December 31, 2017 Using Fair Value Hierarchy
	Fair Value as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$211,922	$211,922	$—	$—	Market
Restricted cash and cash equivalents	21,935	21,935	—	—	Market
Derivative assets	3,254	—	3,254	—	Market
Total	$237,111	$233,857	$3,254	$—
Our cash and cash equivalents, along with our restricted cash and cash equivalents balances, consist largely of money market securities that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2018

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
For the three and six months ended June 30, 2018 and the year ended December 31, 2017, we had no transfers into or out of Level 3.
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
Aircraft Valuation
Annual Recoverability Assessment
We completed our annual recoverability assessment of our aircraft in the second quarter this year. We also performed aircraft-specific analyses where there were changes in circumstances, such as approaching lease expirations. No impairments were recorded as a result of our annual recoverability assessment.
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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2018

The carrying amounts and fair values of our financial instruments at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018		December 31, 2017
	Carrying Amount of Liability	Fair Value of Liability	Carrying Amount of Liability	Fair Value of Liability
Credit Facilities	$100,000	$100,000	$175,000	$175,000
Unsecured Term Loan	120,000	120,000	120,000	120,000
ECA Financings	208,448	208,823	227,491	232,030
Bank Financings	600,883	602,468	634,898	634,132
Senior Notes	3,200,000	3,246,700	3,200,000	3,367,245
All of our financial instruments are classified as Level 2 with the exception of our Senior Notes, which are classified as Level 1.
Note 3. Lease Rental Revenues and Flight Equipment Held for Lease
Minimum future annual lease rentals contracted to be received under our existing operating leases of flight equipment at June 30, 2018 were as follows:

Year Ending December 31,	Amount
Remainder of 2018	$373,563
2019	679,349
2020	576,304
2021	459,712
2022	367,244
Thereafter	725,712
Total	$3,181,884
Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Region	2018	2017	2018	2017
Asia and Pacific	35%	37%	35%	39%
Europe	29%	24%	29%	23%
Middle East and Africa	11%	12%	11%	12%
North America	8%	8%	8%	7%
South America	17%	19%	17%	19%

Total	100%	100%	100%	100%

The classification of regions in the tables above and in the table and discussion below is determined based on the principal location of the lessee of each aircraft.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2018

The following table shows the number of lessees with lease rental revenue of at least 5% and their combined total percentage of lease rental revenue for the years indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue
Largest lessees by lease rental revenue	3	19%	3	19%	3	19%	3	19%
At June 30, 2018 and December 31, 2017, no country represented at least 10% of total revenue based on each counterparty’s principal place of business.
Geographic concentration of net book value of flight equipment (including flight equipment held for lease and net investment in finance and sales-type leases, or “net book value”) was as follows:

	June 30, 2018		December 31, 2017
Region	Number of Aircraft	Net Book Value %	Number of Aircraft		Net Book Value %
Asia and Pacific	62	30%	59		30%
Europe	87	30%	92		32%
Middle East and Africa	17	9%	15		9%
North America	36	12%	32		10%
South America	26	19%	25		19%
Off-lease	—	—%	1	(1)	—%
Total	228	100%	224		100%

_______________

(1)	Consisted of one Airbus A321-200 aircraft, which was delivered on lease to a customer in the second quarter of 2018.
At June 30, 2018 and December 31, 2017, no country represented at least 10% of net book value of flight equipment based on each lessee’s principal place of business.
At June 30, 2018 and December 31, 2017, the amounts of lease incentive liabilities recorded in maintenance payments on our Consolidated Balance Sheets were $15,709 and $11,496, respectively.
Note 4. Net Investment in Finance and Sales-Type Leases
At June 30, 2018, our net investment in finance and sales-type leases consisted of 30 aircraft. The following table lists the components of our net investment in finance and sales-type leases at June 30, 2018:

Amount
Total lease payments to be received	$298,808
Less: Unearned income	(148,283)
Estimated residual values of leased flight equipment (unguaranteed)	376,213

Net investment in finance and sales-type leases	$526,738

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2018

At June 30, 2018, minimum future lease payments on finance and sales-type leases are as follows:

Year Ending December 31,	Amount
Remainder of 2018	$35,080
2019	66,285
2020	63,840
2021	53,057
2022	42,460
Thereafter	38,086
Total lease payments to be received	$298,808
Note 5. Unconsolidated Equity Method Investments
We have joint ventures with an affiliate of Ontario Teachers’ Pension Plan (“Teachers’”) and with the leasing arm of the Industrial Bank of Japan, Limited (“IBJL”).
At June 30, 2018, the net book value of both joint ventures’ twelve aircraft was approximately $628,000.

Amount
Investment in joint ventures at December 31, 2017	$76,982
Investment in joint ventures	355
Earnings from joint ventures, net of tax	3,663
Distributions	(900)
Investment in joint ventures at June 30, 2018	$80,100
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
The only assets that the Air Knight VIEs have on their books are financing leases that are eliminated in the consolidated financial statements. The related aircraft, with a net book value as of June 30, 2018 of $403,835, were included in our flight

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2018

equipment held for lease. The consolidated debt outstanding, net of debt issuance costs, of the Air Knight VIEs as of June 30, 2018 is $203,882.
Note 7. Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured term debt financings are as follows:

	At June 30, 2018				At December 31, 2017
Debt Obligation	Outstanding Borrowings	Number of Aircraft	Interest Rate	Final Stated Maturity	Outstanding Borrowings
Secured Debt Financings:
ECA Financings(1)	$208,448	6	3.02% to 3.96%	12/03/21 to 11/30/24	$227,491
Bank Financings(2)	600,883	23	2.22% to 4.49%	09/11/18 to 01/19/26	634,898
Less: Debt Issuance Costs	(10,809)	—			(12,515)
Total secured debt financings, net of debt issuance costs	798,522	29			849,874

Unsecured Debt Financings:
Senior Notes due 2018	400,000		4.625%	12/15/18	400,000
Senior Notes due 2019	500,000		6.25%	12/01/19	500,000
Senior Notes due 2020	300,000		7.625%	04/15/20	300,000
Senior Notes due 2021	500,000		5.125%	03/15/21	500,000
Senior Notes due 2022	500,000		5.50%	02/15/22	500,000
Senior Notes due 2023	500,000		5.00%	04/01/23	500,000
Senior Notes due 2024	500,000		4.125%	05/01/24	500,000
Unsecured Term Loan	120,000		4.335%	04/28/19	120,000
Revolving Credit Facilities	100,000		4.19%	11/21/19 to 06/27/22	175,000
Less: Debt Issuance Costs	(27,831)				(31,268)
Total unsecured debt financings, net of debt issuance costs	3,392,169				3,463,732
Total secured and unsecured debt financings, net of debt issuance costs	$4,190,691				$4,313,606

(1)	The borrowings under these financings at June 30, 2018 have a weighted-average rate of interest of 3.58%.

(2)	The borrowings under these financings at June 30, 2018 have a weighted-average fixed rate of interest of 4.24%.
Unsecured Debt Financings:
Revolving Credit Facility
On June 27, 2018, we increased the size of one of our unsecured revolving credit facilities from $675,000 to $800,000 and extended its maturity by more than two years to June 2022 and the interest rate decreased from LIBOR plus 2.25% to LIBOR plus 1.50%. At June 30, 2018, we had $100,000 outstanding under our revolving credit facilities.
As of June 30, 2018, we were in compliance with all applicable covenants in our financings.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2018

Note 8. Shareholders' Equity and Share-Based Payment
During the six months ended June 30, 2018, the Company issued 291,876 restricted common shares and issued 306,359 performance share units (“PSUs”). These awards were made under the Aircastle Limited Amended and Restated 2014 Omnibus Incentive Plan.
During the six months ended June 30, 2018, the Company incurred share-based compensation expense of $2,813 related to restricted common shares and $2,641 related to PSUs.
As of June 30, 2018, there was $7,249 of unrecognized compensation cost related to unvested restricted common share-based payments and $9,276 of unrecognized compensation cost related to unvested PSU share-based payments that are expected to be recognized over a weighted-average remaining period of 1.95 years.
During the six months ended June 30, 2018, we repurchased 638,636 common shares at an aggregate cost of $12,492, including commissions. At June 30, 2018, the remaining dollar value of shares that may be repurchased under the repurchase program approved by our Board of Directors on February 9, 2016 is $83,396.
Note 9. Dividends
The following table sets forth the quarterly dividends declared by our Board of Directors for the periods covered in this report:

Declaration Date	Dividend per Common Share	Aggregate Dividend Amount	Record Date	Payment Date
May 1, 2018	$0.28	$21,908	May 31, 2018	June 15, 2018
February 9, 2018	$0.28	$22,085	February 28, 2018	March 15, 2018
October 31, 2017	$0.28	$22,039	November 30, 2017	December 15, 2017
August 4, 2017	$0.26	$20,464	August 31, 2017	September 15, 2017
May 2, 2017	$0.26	$20,482	May 31, 2017	June 15, 2017
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
Under the two-class method, earnings per common share is computed by dividing the sum of distributed earnings allocated to common shareholders and undistributed earnings allocated to common shareholders by the weighted-average number of common shares outstanding for the period. In applying the two-class method, distributed and undistributed earnings are allocated to both common shares and restricted common shares based on the total weighted-average shares outstanding during the period. As the holders of the participating restricted common shares are not contractually required to share in the Company’s losses, in applying the two-class method to compute the basic and diluted net loss per common share no allocation to restricted common shares was made for the three months ended June 30, 2017.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2018

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted-average shares:
Common shares outstanding	77,910,513	78,176,705	78,137,290	78,176,705
Restricted common shares	498,433	634,217	464,983	569,370
Total weighted-average shares	78,408,946	78,810,922	78,602,273	78,746,075

Percentage of weighted-average shares:
Common shares outstanding	99.36%	99.20%	99.41%	99.28%
Restricted common shares	0.64%	0.80%	0.59%	0.72%
Total percentage of weighted-average shares	100.00%	100.00%	100.00%	100.00%
The calculations of both basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Earnings (loss) per share – Basic:
Net income (loss)	$50,203	$(7,116)	$107,750	$35,323
Less: Distributed and undistributed earnings allocated to restricted common shares(1)	(319)	—	(637)	(255)
Earnings (loss) available to common shareholders – Basic	$49,884	$(7,116)	$107,113	$35,068

Weighted-average common shares outstanding – Basic	77,910,513	78,176,705	78,137,290	78,176,705

Earnings (loss) per common share – Basic	$0.64	$(0.09)	$1.37	$0.45

Earnings (loss) per share – Diluted:
Net income (loss)	$50,203	$(7,116)	$107,750	$35,323
Less: Distributed and undistributed earnings allocated to restricted common shares(1)	(319)	—	(637)	(255)
Earnings (loss) available to common shareholders – Diluted	$49,884	$(7,116)	$107,113	$35,068

Weighted-average common shares outstanding – Basic	77,910,513	78,176,705	78,137,290	78,176,705
Effect of dilutive shares(2)	337,716	—	282,868	227,350
Weighted-average common shares outstanding – Diluted	78,248,229	78,176,705	78,420,158	78,404,055

Earnings (loss) per common share – Diluted	$0.64	$(0.09)	$1.37	$0.45

(1)
For the three months ended June 30, 2018, distributed and undistributed earnings to restricted shares was 0.64% of net income. For the three months ended June 30, 2017, the effect of any diluted shares on distributed and undistributed earnings to restricted shares would have been anti-dilutive and was excluded from the calculation. For the six months ended June 30, 2018 and 2017, distributed and undistributed earnings to restricted shares were 0.59% and 0.72%, respectively, of net income. The amount of restricted share forfeitures for all periods presented is immaterial to the allocation of distributed and undistributed earnings.

(2)
For the three months ended June 30, 2018 and for the six months ended June 30, 2018 and 2017, dilutive shares represented contingently issuable shares. For the three months ended June 30, 2017, the effect of 170,116 contingently issuable shares related to the Company’s PSUs would have been anti-dilutive and were excluded from the calculation.

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
June 30, 2018

relates to income earned by certain subsidiaries of the Company which are located in, or earn income in, jurisdictions that impose income taxes, primarily Ireland and the United States.
The sources of income (loss) from continuing operations before income taxes and earnings of our unconsolidated equity method investments for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
U.S. operations	$788	$902	$1,471	$1,498
Non-U.S. operations	50,666	(9,789)	104,904	31,658
Income (loss) from continuing operations before income taxes and earnings of unconsolidated equity method investments	$51,454	$(8,887)	$106,375	$33,156
Our aircraft-owning subsidiaries that are recognized as corporations for U.S. tax purposes are primarily non-U.S. corporations. These subsidiaries generally earn income from sources outside the United States and typically are not subject to U.S. federal, state or local income taxes. The aircraft owning subsidiaries resident in Ireland, Mauritius and the U.S. are subject to tax in those respective jurisdictions.
We have a U.S. based subsidiary which provides management services to our subsidiaries and is subject to U.S. federal, state and local income taxes. We also have Ireland and Singapore based subsidiaries which provide management services to our non-U.S. subsidiaries and are subject to tax in those respective jurisdictions.
The consolidated income tax expense for the three and six months ended June 30, 2018 and 2017 was determined based on estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2018 and 2017, respectively.
The Company’s effective tax rate (“ETR”) for the three and six months ended June 30, 2018 was 6.1% and 2.2%, respectively, compared to (5.6)% and 7.1%, respectively, for the three and six months ended June 30, 2017. The first quarter 2018 included a $2,779 tax benefit related to the Singapore rate reduction from 10% to 8%, which was treated as a discrete item. Excluding this tax benefit, the ETR would have been 4.8% for the six months ended June 30, 2018. The pre-tax earnings (loss) for the three and six months ended June 30, 2017 included impairment charges of approximately $79,930 and $80,430, respectively, in a non-taxable jurisdiction. Movements in the ETR are generally caused by changes in the proportion of the Company’s pre-tax earnings in taxable and non-tax jurisdictions.
Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income (loss) from continuing operations consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Notional U.S. federal income tax expense at the statutory rate	$10,806	$(3,110)	$22,339	$11,605
U.S. state and local income tax, net	55	48	103	89
Non-U.S. operations:
Bermuda	(6,112)	10,456	(14,395)	1,628
Ireland	(811)	(796)	(1,128)	(254)
Singapore	—	(4,662)	(2,824)	(7,589)
Other low tax jurisdictions	(835)	(1,487)	(1,643)	(2,927)
Non-deductible expenses in the U.S.	29	55	(164)	(194)
Other	—	(9)	—	(17)

Income tax provision	$3,132	$495	$2,288	$2,341

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2018

Note 12. Interest, Net
The following table shows the components of interest, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest on borrowings and other liabilities(1)	$53,979	$56,859	$107,957	$115,698
Amortization of deferred losses related to interest rate derivatives	294	575	595	1,156
Amortization of deferred financing fees and debt discount(2)	3,510	4,970	7,042	9,125
Interest expense	57,783	62,404	115,594	125,979
Less: Interest income	(287)	(614)	(990)	(1,028)
Less: Capitalized interest	(98)	(118)	(98)	(211)
Interest, net	$57,398	$61,672	$114,506	$124,740

(1)	Includes $988 in loan termination fees related to the prepayment of debt on three aircraft during the three and six months ended June 30, 2017.

(2)	Includes $986 in deferred financing fees written off related to the prepayment of debt on three aircraft during the three and six months ended June 30, 2017.
Note 13. Commitments and Contingencies
At June 30, 2018, we had commitments to acquire 48 aircraft for $1,876,908, including 25 Embraer E-Jet E2 aircraft.
Commitments, including $125,866 of remaining progress payments, contractual price escalations and other adjustments for these aircraft, at June 30, 2018, net of amounts already paid, are as follows:

Year Ending December 31,	Amount
Remainder of 2018	$830,882
2019	382,620
2020	390,416
2021	272,990
2022	—
Thereafter	—
Total	$1,876,908
As of August 3, 2018, we had commitments to acquire 46 aircraft for $1,838,708.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2018

Note 14. Other Assets
The following table describes the principal components of other assets on our Consolidated Balance Sheets as of:

	June 30, 2018	December 31, 2017
Deferred income tax asset	$491	$497
Lease incentives and lease premiums, net of amortization of $40,460 and $41,246, respectively	84,032	74,515
Flight equipment held for sale	2,238	707
Aircraft purchase deposits and progress payments	29,569	23,704
Fair value of interest rate cap	7,329	3,254
Note receivable(1)	6,678	10,000
Other assets	43,970	28,533

Total other assets	$174,307	$141,210
______________

(1)	Related to the sale of aircraft during the year ended December 31, 2017.
Note 15. Accounts Payable, Accrued Expenses and Other Liabilities
The following table describes the principal components of accounts payable, accrued expenses and other liabilities recorded on our Consolidated Balance Sheets as of:

	June 30, 2018	December 31, 2017
Accounts payable and accrued expenses	$42,886	$50,948
Deferred income tax liability	39,597	36,547
Accrued interest payable	37,927	38,129
Lease discounts, net of amortization of $40,106 and $36,111, respectively	10,954	14,597
Total accounts payable, accrued expenses and other liabilities	$131,364	$140,221

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
WEBSITE AND ACCESS TO THE COMPANY’S REPORTS
The Company’s Internet website can be found at www.aircastle.com. Our annual reports on Forms 10-K, quarterly reports on Forms 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) are available free of charge through our website under “Investors — Financial Information — SEC Filings” as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.
Statements and information concerning our status as a Passive Foreign Investment Company (“PFIC”) for U.S. taxpayers are also available free of charge through our website under “Investors — PFIC Information.”
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

OVERVIEW
Aircastle acquires, leases, and sells commercial jet aircraft to airlines throughout the world. As of June 30, 2018, we owned and managed on behalf of our joint ventures 240 aircraft leased to 84 lessees located in 45 countries. Our aircraft are managed by an experienced team based in the United States, Ireland and Singapore. Our aircraft are subject to net leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs. In many cases, however, we are obligated to pay a portion of specified maintenance or modification costs. As of June 30, 2018, the net book value (including flight equipment held for lease and net investment in finance and sales-type leases, or “net book value”) was $6.78 billion compared to $6.73 billion at December 31, 2017. Our revenues and net income for the three and six months ended June 30, 2018 were $204.3 million and $407.0 million, and $50.2 million and $107.8 million, respectively.
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
Notwithstanding the sector’s long-term growth, the aviation market has been, and is expected to remain, subject to economic variability due to changes in macroeconomic variables, such as fuel price levels and foreign exchange rates. The aviation industry is also susceptible to external shocks, such as regional conflicts and terrorist events. Mitigating this risk is the portability of the assets, allowing aircraft to be redeployed to locations where there is demand.
Air traffic data continues to show strong passenger market growth.  According to the International Air Transport Association, during the first five months of 2018, global passenger traffic increased 6.8% compared to the same period in 2017. During the first five months of 2018, air cargo traffic increased 5.3% compared to the same period in 2017.
Demand for air travel varies by region. Emerging market economies have generally been experiencing greater increases in air traffic, driven by rising levels of per capita income leading to an increased propensity to fly. Mature markets, such as North America and Western Europe, have been growing more slowly in tandem with their economies. Air traffic growth is also being driven by the proliferation of low cost carriers, which have stimulated demand through lower prices. Airlines operating in areas with political instability or weakening economies are under pressure, and their near-term outlook is more uncertain. On balance, we believe air travel will increase over time and, as a result, we expect demand for modern aircraft will continue to remain strong over the long-term.
Fuel prices and interest rates have had a substantial effect on our industry. After dropping to a low of $36 per barrel in December 2015, the price of fuel has started to rise and averaged $69 per barrel during 2018. While still below historic highs, rising fuel prices are impacting airline profitability. The prolonged low interest rate environment and the strong overall performance of the aircraft financing sector attracted significant new capital, increasing competition for new investments. Interest rates have recently started to rise in the U.S., with Federal Reserve guidance suggesting multiple future rate hikes in the Federal Funds rate in 2018.
Capital availability for aircraft has varied over time, and we consider this variability to be a basic characteristic of our business. If pursued properly, this represents an important source of investment opportunity. Strong U.S. debt capital market conditions benefit borrowers by permitting access to financing at historic lows while export credit agency availability has been curtailed, both in the U.S. and in Europe, due to political issues. Commercial bank debt also continues to play a critical role for aircraft finance.
While financial market conditions remain attractive, geopolitical issues may increase capital costs and limit availability going forward. We believe these market forces should generate attractive additional investment and trading opportunities for which we are well placed to capitalize given our access to different financing sources, our limited capital commitments and our reputation as a reliable trading partner. During the second quarter of 2018, we achieved an investment grade credit rating from Standard & Poors and Fitch, and Moody’s placed our rating on review for potential upgrade. We believe being an investment grade issuer will reduce our borrowing costs and enable more reliable access to debt capital throughout the business cycle.
Our business approach is differentiated from those of other large leasing companies. Our investment strategy is to seek out the best risk-adjusted return opportunities across the commercial jet market, so our acquisition targets and growth rates will vary with market conditions. We plan to grow our business and profits over the long-term while maintaining a countercyclical orientation and a conservative and flexible capital structure. We prefer to have capital resources available to capture investment opportunities that arise in the context of changing market circumstances. As such, we limit large, long-term capital commitments and are therefore less reliant on orders for new aircraft from aircraft manufacturers as a source of new investments than many of our competitors.
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

•
Selling assets when attractive opportunities arise. We sell assets with the aim of realizing profits and reinvesting proceeds when a sale generates the greatest expected cash flow or when more accretive investments are available. We also use asset sales for portfolio management purposes, such as reducing lessee specific concentrations and lowering residual value exposures to certain aircraft types. Since our formation, we have sold 214 aircraft to 62 buyers.

•
Maintaining efficient access to capital from a wide set of sources and leveraging our recent investment grade credit rating. We believe the aircraft investment market is influenced by the business cycle. Our strategy is to increase our purchase activity when prices are low and to emphasize asset sales when competition for assets is high. To implement this approach, we believe it is important to maintain access to a wide variety of financing sources. During the second quarter of 2018, we achieved our objective of improving our corporate credit ratings to an investment grade level by maintaining strong portfolio and capital structure metrics while achieving a critical size through accretive growth. We believe our improved credit rating will not only reduce our borrowing costs, but also facilitate more reliable access to both unsecured and secured debt capital throughout the business cycle.

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

•
Intending to pay quarterly dividends to our shareholders based on the Company’s sustainable earnings levels. Aircastle has paid dividends each quarter since our initial public offering in 2006. On May 1, 2018, our Board of Directors declared a regular quarterly dividend of $0.28 per common share, or an aggregate of $21.9 million for the three months ended June 30, 2018, which was paid on June 15, 2018 to holders of record on May 31, 2018. These dividends may not be indicative of the amount of any future dividends. Our ability to pay quarterly dividends will depend upon many factors, including those as described in Item 1A. “Risk Factors” and elsewhere in our 2017 Annual Report on Form 10-K.

Revenues
Our revenues are comprised primarily of operating lease rentals on flight equipment held for lease, revenue from retained maintenance payments related to lease expirations, lease termination payments, lease incentive amortization, interest recognized from finance and sales-type leases and gains from aircraft sales.
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
At June 30, 2018, all aircraft with leases expiring in 2018 have been placed or sold.
2019-2022 Lease Expirations and Lease Placements
Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in the period 2019-2022, representing the percentage of our net book value of flight equipment (including flight equipment held for lease and net investment in finance and sales-type leases) at June 30, 2018, specified below:

•	2019: 12 aircraft, representing 4%;

•	2020: 28 aircraft, representing 9%;

•	2021: 33 aircraft, representing 16%; and

•	2022: 27 aircraft, representing 10%.

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
Our aircraft-owning subsidiaries that are recognized as corporations for U.S. tax purposes are primarily non-U.S. corporations. These subsidiaries generally earn income from sources outside the United States and typically are not subject to U.S. federal, state or local income taxes. The aircraft owning subsidiaries resident in Ireland, Mauritius, and the U.S. are subject to tax in those respective jurisdictions.
We have a U.S.-based subsidiary which provides management services to our subsidiaries and is subject to U.S. federal, state and local income taxes. We also have Ireland and Singapore based subsidiaries which provide management services to our non-U.S. subsidiaries and are subject to tax in those respective jurisdictions.
Acquisitions and Sales
During the first six months of 2018, we acquired thirteen aircraft for $412.5 million. At June 30, 2018, we had commitments to acquire 48 additional aircraft for $1.88 billion, including the acquisition of 25 new E-Jet E2 aircraft from Embraer, with delivery beginning in 2019. Of this amount, approximately $830 million represents commitments for the remainder of 2018. As of August 3, 2018, we have commitments to acquire 46 aircraft for $1.84 billion.
During the first six months of 2018, we sold eight aircraft for net proceeds of $178.2 million, which resulted in a net gain of $25.6 million.

The following table sets forth certain information with respect to the aircraft owned by us as of June 30, 2018:
AIRCASTLE AIRCRAFT INFORMATION (dollars in millions)

Owned Aircraft	As of June 30, 2018(1)	As of June 30, 2017(1)
Net Book Value of Flight Equipment	$6,776	$6,173
Net Book Value of Unencumbered Flight Equipment	$5,419	$4,497
Number of Aircraft	228	190
Number of Unencumbered Aircraft	199	157
Number of Lessees	84	71
Number of Countries	45	38
Weighted Average Age (years)(2)	9.5	8.3
Weighted Average Remaining Lease Term (years)(2)	4.7	4.7
Weighted Average Fleet Utilization during the three months ended June 30, 2018 and 2017(3)	99.5%	99.3%
Weighted Average Fleet Utilization during the six months ended June 30, 2018 and 2017(3)	99.4%	98.8%
Portfolio Yield for the three months ended June 30, 2018 and 2017(4)	11.5%	12.3%
Portfolio Yield for the six months ended June 30, 2018 and 2017(4)	11.5%	12.3%

Managed Aircraft on behalf of Joint Ventures
Net Book Value of Flight Equipment	$628	$675
Number of Aircraft	12	13

(1)	Calculated using net book value at period end.

(2)	Weighted by net book value.

(3)	Aircraft on-lease days as a percent of total days in period weighted by net book value.

(4)
Lease rental revenue, interest income and cash collections on our net investment in finance and sales-type leases for the period as a percent of the average net book value for the period; quarterly information is annualized.

Our owned aircraft portfolio as of June 30, 2018 is listed in Exhibit 99.1 to this report.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of June 30, 2018		Owned Aircraft as of June 30, 2017
	Number of Aircraft	% of Net Book Value(1)	Number of Aircraft	% of Net Book Value(1)
Aircraft Type
Passenger:
Narrow-body	196	67%	153	56%
Wide-body	28	29%	31	38%
Total Passenger	224	96%	184	94%
Freighter	4	4%	6	6%
Total	228	100%	190	100%

Manufacturer
Airbus	137	56%	105	53%
Boeing	86	42%	78	44%
Embraer	5	2%	7	3%
Total	228	100%	190	100%

Regional Diversification
Asia and Pacific	62	30%	56	36%
Europe	87	30%	69	27%
Middle East and Africa	17	9%	14	10%
North America	36	12%	28	8%
South America	26	19%	23	19%
Total	228	100%	190	100%

(1)	Calculated using net book value at period end.

Our largest single customer represents over 6% of the net book value at June 30, 2018. Our top fifteen customers for aircraft we owned at June 30, 2018, representing 105 aircraft and 54% of the net book value, are as follows:

Percent of Net Book Value	Customer	Country	Number of Aircraft
Greater than 6% per customer	Avianca Brazil	Brazil	11

3% to 6% per customer	LATAM	Chile	3
	TAP Portugal(1)	Portugal	8
	Lion Air	Indonesia	10
	South African Airways	South Africa	4
	easyJet	United Kingdom	20
	Aerolineas Argentina	Argentina	5
	Interjet	Mexico	11
	Iberia	Spain	11

Less than 3% per customer	AirBridgeCargo(2)	Russia	2
	AirAsia X	Malaysia	2
	Jet Airways	India	7
	IndiGo	India	6
	Asiana Airlines	South Korea	4
	Thai Airways	Thailand	1
	Total top fifteen customers		105
	All other customers		123
	Total all customers		228

(1)	Combined with an affiliate.

(2)	Guaranteed by Volga-Dnepr Airlines. We have one additional aircraft on lease with an affiliate.
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
See “Liquidity and Capital Resources” below.

RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2018 to the three months ended June 30, 2017:

	Three Months Ended June 30,
	2018	2017
	(Dollars in thousands)
Revenues:
Lease rental revenue	$178,486	$189,098
Finance and sales-type lease revenue	8,868	5,878
Amortization of net lease discounts and lease incentives	(3,534)	(3,280)
Maintenance revenue	—	28,944
Total lease revenue	183,820	220,640
Gain on sale of flight equipment	19,864	13,525
Other revenue	592	2,894
Total revenues	204,276	237,059
Operating expenses:
Depreciation	76,181	78,254
Interest, net	57,398	61,672
Selling, general and administrative	18,583	22,187
Impairment of flight equipment	—	79,930
Maintenance and other costs	1,561	2,343
Total operating expenses	153,723	244,386

Total other income (expense)	901	(1,560)

Income (loss) from continuing operations before income taxes and earnings of unconsolidated equity method investments	51,454	(8,887)
Income tax provision	3,132	495
Earnings of unconsolidated equity method investments, net of tax	1,881	2,266
Net income (loss)	$50,203	$(7,116)
Revenues
Total revenues decreased by $32.8 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.
Lease rental revenue. The decrease in lease rental revenue of $10.6 million for the three months ended June 30, 2018, as compared to the same period in 2017, was primarily the result of:

•	a $30.9 million decrease due to the sale of 38 aircraft since June 30, 2017; and

•	a $13.8 million decrease due to lease extensions, amendments, transitions and other changes.
These decreases were partially offset by a $34.2 million increase in revenue, reflecting the partial period impact of twelve aircraft purchased in 2018 and the full period impact due to the acquisition of 42 aircraft since June 30, 2017.
Finance and sales-type lease revenue. For the three months ended June 30, 2018, $8.9 million of interest income from finance and sales-type leases was recognized, as compared to $5.9 million of interest income from finance and sales-type leases recorded for the same period in 2017, due to the addition of sixteen aircraft, partially offset by the sale of six aircraft, over the last twelve months.
Amortization of net lease premiums, discounts and lease incentives were $3.5 million for the three months ended June 30, 2018, essentially flat as compared to the same period in 2017.

Maintenance revenue. For the three months ended June 30, 2018, we recorded no maintenance revenue. For the same period in 2017, we recorded $28.9 million of maintenance revenue due to the transition of four narrow-body, three wide-body and three freighter aircraft.
Gain on sale of flight equipment increased by $6.3 million to $19.9 million for the three months ended June 30, 2018, as compared to gains of $13.5 million for the same period in 2017. During the second quarter of 2018, we sold four aircraft while we sold thirteen aircraft during the second quarter of 2017.
Other revenue. For the three months ended June 30, 2018, we recorded $0.6 million of other revenue. For the same period in 2017, we recorded $2.9 million of other revenue, primarily from fees earned from one lessee in connection with the early termination of a lease.
Operating expenses
Total operating expenses decreased by $90.7 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017.
Depreciation expense decreased by $2.1 million for the three months ended June 30, 2018 as compared to the same period in 2017. The decrease is primarily the result of lower depreciation of $16.8 million due to 38 aircraft sold.
This decrease was partially offset by increases of:

•	$13.6 million due to 54 aircraft acquired; and

•	$1.1 million due to changes in asset lives, residual values and other changes.
Interest, net consisted of the following:

	Three Months Ended June 30,
	2018	2017
	(Dollars in thousands)
Interest on borrowings, net of settlements on interest rate derivatives, and other liabilities(1)	$53,979	$56,859
Amortization of interest rate derivatives related to deferred losses	294	575
Amortization of deferred financing fees and debt discount(2)	3,510	4,970
Interest expense	57,783	62,404
Less: Interest income	(287)	(614)
Less: Capitalized interest	(98)	(118)
Interest, net	$57,398	$61,672

(1) Includes $1.0 million of loan prepayment fees related to the sale of aircraft during the three months ended June 30, 2017.
(2) Includes $1.0 million in deferred financing fees written off related to the sale of aircraft during the three months ended June 30, 2017.
Interest, net decreased by $4.3 million compared to the three months ended June 30, 2017. This decrease was primarily the result of lower interest on our borrowings of $2.9 million due to lower weighted average debt outstanding and lower amortization of deferred financing fees of $1.5 million as the result of aircraft sales in the prior year.
Selling, general and administrative expenses for the three months ended June 30, 2018 decreased by $3.6 million compared to the same period in 2017. During the three months ended June 30, 2017, we had $5.1 million of separation and disability compensation expense related to our former Chief Executive Officer under the terms of his employment and share-based award agreements. This decrease was partially offset by an increase in recurring personnel costs during the three months ended June 30, 2018.
Impairment of aircraft for the three months ended June 30, 2018 decreased $79.9 million compared to the same period in 2017. We had no impairments during the three months ended June 30, 2018. During the three months ended June 30, 2017, we entered into agreements to sell two Boeing 747-400 production freighter aircraft at the end of their respective leases and one older Boeing 747-400 converted freighter aircraft to its lessee, resulting in impairment charges totaling $79.2 million.

Other income (expense)
Total other income (expense) increased by $2.5 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The net increase in other income was primarily attributable to mark-to-market on our undesignated hedges.
Income tax provision
Our provision for income taxes for the three months ended June 30, 2018 and 2017 was $3.1 million and $0.5 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland and the United States. The increase in our income tax provision of approximately $2.6 million for the three months ended June 30, 2018, as compared to the same period in 2017, was primarily attributable to changes in operating income subject to tax in Ireland, the United States and other jurisdictions. Pre-tax losses for the three months ended June 30, 2017 included transactional impairment charges of approximately $79.9 million in a non-taxable jurisdiction.
Our aircraft-owning subsidiaries that are recognized as corporations for U.S. tax purposes are primarily non-U.S. corporations. These subsidiaries generally earn income from sources outside the United States and typically are not subject to U.S. federal, state or local income taxes. The aircraft owning subsidiaries resident in Ireland, Mauritius and the U.S. are subject to tax in those respective jurisdictions.
We have a U.S. based subsidiary which provides management services to our subsidiaries and is subject to U.S. federal, state and local income taxes. We also have Ireland and Singapore based subsidiaries which provide management services to our non-U.S. subsidiaries and are subject to tax in those respective jurisdictions.
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
Other comprehensive income (loss)
Other comprehensive income (loss) consisted of the following:

	Three Months Ended June 30,
	2018	2017
	(Dollars in thousands)
Net income (loss)	$50,203	$(7,116)
Derivative loss reclassified into earnings	294	575
Total comprehensive income (loss)	$50,497	$(6,541)
Other comprehensive income (loss) increased by $57.0 million for the three months ended June 30, 2018, as a result of a $57.3 million increase in net income, partially offset by a decrease of $0.3 million in amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.

RESULTS OF OPERATIONS
Comparison of the six months ended June 30, 2018 to the six months ended June 30, 2017:

	Six Months Ended June 30,
	2018	2017
	(Dollars in thousands)
Revenues:
Lease rental revenue	$355,969	$379,684
Finance and sales-type lease revenue	18,310	9,951
Amortization of lease premiums, discounts and incentives	(6,662)	(6,392)
Maintenance revenue	11,991	41,231
Total lease revenue	379,608	424,474
Gain on sale of flight equipment	25,632	14,284
Other revenue	1,716	3,333
Total revenues	406,956	442,091
Operating expenses:
Depreciation	151,183	157,428
Interest, net	114,506	124,740
Selling, general and administrative	36,418	38,354
Impairment of flight equipment	—	80,430
Maintenance and other costs	2,549	5,274
Total operating expenses	304,656	406,226

Total other income (expense)	4,075	(2,709)

Income from continuing operations before income taxes and earnings of unconsolidated equity method investments	106,375	33,156
Income tax provision	2,288	2,341
Earnings of unconsolidated equity method investments, net of tax	3,663	4,508
Net income	$107,750	$35,323
Revenues
Total revenues decreased by $35.1 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.
Lease rental revenue. The decrease in lease rental revenue of $23.7 million for the six months ended June 30, 2018 as compared to the same period in 2017 was primarily the result of decreases in revenue of:

•	$61.9 million due to the sale of 39 aircraft since June 30, 2017; and

•	$28.6 million due to lease extensions, amendments, transitions and other changes.
These decreases were partially offset by a $66.9 million increase in revenue, reflecting the partial period impact of twelve aircraft purchased in 2018 and the full period impact due to the acquisition of 47 aircraft since June 30, 2017.
Finance and sales-type lease revenue. For the six months ended June 30, 2018, $18.3 million of interest income from finance and sales-type leases was recognized as compared to $10.0 million for the same period in 2017 due to the addition of 22 aircraft, partially offset by the sale of six aircraft, over the last twelve months.
Amortization of net lease premiums, discounts and lease incentives were $6.7 million for the six months ended June 30, 2018, essentially flat as compared to the same period in 2017.

Maintenance revenue. For the six months ended June 30, 2018, we recorded $12.0 million of maintenance revenue, primarily due to the transition of one freighter aircraft. For the same period in 2017, we recorded $41.2 million of maintenance revenue due to the transition of five narrow-body, three wide-body and three freighter aircraft.
Gain on sale of flight equipment increased by $11.3 million to $25.6 million for the six months ended June 30, 2018, as compared to gains of $14.3 million for the same period in 2017. During the six months ended June 30, 2018, we sold eight aircraft as compared to the sale of fourteen aircraft during the same period in 2017.
Other revenue. For the six months ended June 30, 2018, we recorded $1.7 million of other revenue. For the same period in 2017, we recorded $3.3 million of other revenue, primarily from fees earned from one lessee in connection with the early termination of a lease.
Operating expenses
Total operating expenses decreased by $101.6 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.
Depreciation expense decreased by $6.2 million for the six months ended June 30, 2018 as compared to the same period in 2017. The decrease is primarily the result of $34.9 million of lower depreciation due to 39 aircraft sold.
This decrease was partially offset by:

•	an increase of $26.4 million due to the effect of 59 aircraft acquired; and

•	$2.1 million due to changes in asset lives, residual values and other changes.
Interest, net consisted of the following:

	Six Months Ended June 30,
	2018	2017
	(Dollars in thousands)
Interest on borrowings and other liabilities	$107,957	$115,698
Amortization of interest rate derivatives related to deferred losses	595	1,156
Amortization of deferred financing fees and debt discount	7,042	9,125
Interest expense	115,594	125,979
Less: Interest income	(990)	(1,028)
Less: Capitalized interest	(98)	(211)
Interest, net	$114,506	$124,740
Interest, net decreased by $10.2 million as compared to the six months ended June 30, 2017. This decrease was primarily the result of lower interest on our borrowings of $7.7 million due to lower weighted average debt outstanding and lower amortization of deferred financing fees of $2.1 million as the result of aircraft sales in the prior year.
Selling, general and administrative expenses for the six months ended June 30, 2018 decreased $1.9 million compared to the same period in 2017. During the six months ended June 30, 2017, we had $5.1 million of separation and disability compensation expense related to our former Chief Executive Officer under the terms of his employment and share-based award agreements. This decrease was partially offset by an increase in recurring personnel costs during the six months ended June 30, 2018.
Impairment of Aircraft for the six months ended June 30, 2018 decreased $80.4 million compared to the same period in 2017. We had no impairments during the six months ended June 30, 2018. During the six months ended June 30, 2017, we entered into agreements to sell two Boeing 747-400 production freighter aircraft at the end of their respective leases and one older Boeing 747-400 converted freighter aircraft to its lessee, resulting in impairment charges totaling $79.2 million.
Maintenance and other costs were $2.5 million for the six months ended June 30, 2018, a decrease of $2.7 million compared to the same period in 2017. The net decrease is primarily attributable to lower maintenance costs related to terminations and transitions for the six months ended June 30, 2018 versus the same period in 2017.

Other income (expense)
Total other income (expense) increased by $6.8 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The net increase in other income was primarily attributable to mark-to-market on our undesignated hedges.
Income tax provision
Our income tax provision for the six months ended June 30, 2018 and 2017 was $2.3 million and $2.3 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland and the United States. The decrease in our income tax provision of approximately $0.1 million for the six months ended June 30, 2018, as compared to the same period in 2017, was primarily attributable to changes in operating income subject to tax in Ireland, the United States and other jurisdictions, including the recording of the discrete item of $2.8 million tax benefit related to the Singapore rate reduction from 10% to 8%. Pre-tax earnings for the six months ended June 30, 2017 included transactional impairment charges of approximately $80.4 million in a non-taxable jurisdiction.
Our aircraft-owning subsidiaries that are recognized as corporations for U.S. tax purposes are primarily non-U.S. corporations. These subsidiaries generally earn income from sources outside the United States and typically are not subject to U.S. federal, state or local income taxes. The aircraft owning subsidiaries resident in Ireland, Mauritius and the U.S. are subject to tax in those respective jurisdictions.
We have a U.S. based subsidiary which provides management services to our subsidiaries and is subject to U.S. federal, state and local income taxes. We also have Ireland and Singapore based subsidiaries which provide management services to our non-U.S. subsidiaries and are subject to tax in those respective jurisdictions.
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
Other comprehensive income

	Six Months Ended June 30,
	2018	2017
	(Dollars in thousands)
Net income	$107,750	$35,323
Derivative loss reclassified into earnings	595	1,156
Total comprehensive income	$108,345	$36,479
Other comprehensive income increased by $71.9 million for the six months ended June 30, 2018, as a result of a $72.4 million increase in net income, partially offset by a decrease of $0.6 million in amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.
Summary of Recoverability Assessment
Annual Recoverability Assessment
We completed our annual recoverability assessment of our aircraft in the second quarter this year. We also performed aircraft-specific analyses where there were changes in circumstances, such as approaching lease expirations. No impairments were recorded as a result of our annual recoverability assessment.
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
Aircraft Monitoring List
At June 30, 2018, no aircraft were on our monitoring list. We monitor our fleet for aircraft that are more susceptible to failing our recoverability assessments within one year due to their sensitivity to changes in contractual cash flows, future cash flow estimates and aircraft residual or scrap values.

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
During the first six months of 2018, we met our liquidity and capital resource needs with $239.8 million of cash flow from operations and $178.2 million of cash from aircraft sales.
As of June 30, 2018, the weighted-average maturity of our secured and unsecured debt financings was 3.1 years and we were in compliance with all applicable covenants.
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

Cash Flows

	Six Months Ended June 30,
	2018	2017
	(Dollars in thousands)
Net cash flow provided by operating activities	$239,843	$247,389
Net cash flow used in investing activities	(191,458)	(15,677)
Net cash flow used in financing activities	(119,002)	(209,881)
Operating Activities:
Cash flow provided by operations was $239.8 million and $247.4 million for the six months ended June 30, 2018 and 2017, respectively. The decrease in cash flow provided by operations of $7.5 million for the six months ended June 30, 2018 versus the same period in 2017 was primarily a result of:

•	an $11.6 million decrease in cash from working capital; and
•a $7.6 million decrease in cash received from maintenance revenue.
These inflows were offset by:
•a $9.3 million decrease in cash paid for interest; and
•a $2.7 million decrease in cash paid for maintenance expense.
Investing Activities:
Cash flow used in investing activities was $191.5 million and $15.7 million for the six months ended June 30, 2018 and 2017, respectively. The increase in cash flow used in investing activities of $175.8 million for the six months ended June 30, 2018 versus the same period in 2017 was primarily a result of:

•	a $117.5 million net decrease in the acquisition and improvement of flight equipment and net investments in finance and sales-type leases; and
•a $60.1 million decrease in aircraft proceeds from the sale of flight equipment.
Financing Activities:
Cash flow used in financing activities was $119.0 million and $209.9 million for the six months ended June 30, 2018 and 2017, respectively. The decrease in cash flow used in financing activities of $90.9 million for the six months ended June 30, 2018 versus the same period in 2017 was primarily a result of:

•	a $39.1 million net decrease in securitization and term debt financing repayments;

•	a $60.3 million decrease in maintenance and security deposits returned, net of deposits received; and

•	a $6.9 million decrease in deferred financing costs.
These outflows were offset by:

•	a $12.5 million increase in shares repurchased; and

•	a $3.0 million increase in dividends paid.

Debt Obligations
For complete information on our debt obligations, please refer to Note 7 - “Secured and Unsecured Debt Financings” in the Notes to Unaudited Consolidated Financial Statements above.
Contractual Obligations
Our contractual obligations consist of principal and interest payments on debt, payments on interest rate derivatives, other aircraft acquisition agreements and rent payments related to our office leases. Total contractual obligations increased to $6.81 billion at June 30, 2018 from $6.61 billion at December 31, 2017, due primarily to an increase in aircraft purchase obligations, partially offset by debt amortization.
The following table presents our actual contractual obligations and their payment due dates as of June 30, 2018:

	Payments Due by Period as of June 30, 2018
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	More than 5 years
	(Dollars in thousands)
Principal payments:
Senior Notes due 2018 - 2024	$3,200,000	$400,000	$1,300,000	$1,000,000	$500,000
Unsecured Term Loan	120,000	120,000	—	—	—
Revolving Credit Facilities	100,000	—	100,000	—	—
ECA Financings	208,448	39,099	82,491	73,058	13,800
Bank Financings	601,143	88,403	114,670	297,001	101,069
Total principal payments	4,229,591	647,502	1,597,161	1,370,059	614,869

Interest payments on debt obligations(1)	688,180	213,828	292,090	153,890	28,372
Office leases(2)	18,081	2,381	3,632	3,348	8,720
Purchase obligations(3)	1,876,908	1,012,616	864,292	—	—

Total	$6,812,760	$1,876,327	$2,757,175	$1,527,297	$651,961

(1)	Future interest payments on variable rate, LIBOR-based debt obligations are estimated using the interest rate in effect at June 30, 2018.

(2)	Represents contractual payment obligations for our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.

(3)
At June 30, 2018, we had commitments to acquire 48 aircraft for $1.88 billion, including 25 new E-Jet E2 aircraft from Embraer S.A. These amounts include estimates for pre-delivery deposits, contractual price escalation and other adjustments. As of August 3, 2018, we have commitments to acquire 46 aircraft for $1.84 billion.

Capital Expenditures
From time to time, we make capital expenditures to maintain or improve our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the six months ended June 30, 2018 and 2017, we incurred a total of $3.4 million and $19.0 million, respectively, of capital expenditures (including lease incentives) related to the improvement of aircraft.
As of June 30, 2018, the weighted average age by net book value of our aircraft was approximately 9.5 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Our lease agreements call for the lessee to be primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.
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
We hold a 30% equity interest in our Lancaster joint venture and a 25% equity interest in our IBJ Air joint venture. At June 30, 2018, the net book value of our two joint ventures’ twelve aircraft was approximately $628 million.
Foreign Currency Risk and Foreign Operations
At June 30, 2018, all of our leases are payable to us in U.S. dollars. However, we incur Euro and Singapore dollar-denominated expenses in connection with our subsidiaries in Ireland and Singapore. For the six months ended June 30, 2018, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated approximately $9.4 million in U.S. dollar equivalents and represented approximately 26% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, our international operations and our exposure to foreign currency risk will likely increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases, we may enter into hedging transactions in the future to mitigate this risk. For the six months ended June 30, 2018 and 2017, we incurred insignificant net gains and losses on foreign currency transactions.
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

The table below shows the reconciliation of net income to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Net income (loss)	$50,203	$(7,116)	$107,750	$35,323
Depreciation	76,181	78,254	151,183	157,428
Amortization of lease premiums, discounts and incentives	3,534	3,280	6,662	6,392
Interest, net	57,398	61,672	114,506	124,740
Income tax provision	3,132	495	2,288	2,341
EBITDA	190,448	136,585	382,389	326,224
Adjustments:
Impairment of flight equipment	—	79,930	—	80,430
Non-cash share-based payment expense	3,076	6,028	5,454	8,130
(Gain) loss on mark-to-market of interest rate derivative contracts	(901)	1,562	(4,075)	2,712
Adjusted EBITDA	$192,623	$224,105	$383,768	$417,496
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
The table below shows the reconciliation of net income to ANI for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Net income (loss)	$50,203	$(7,116)	$107,750	$35,323
Loan termination fee(1)	—	988	—	988
(Gain) loss on mark-to-market of interest rate derivative contracts(2)	(901)	1,562	(4,075)	2,712
Write-off of deferred financing fees(1)	—	986	—	986
Non-cash share-based payment expense(3)	3,076	6,028	5,454	8,130

Adjusted net income	$52,378	$2,448	$109,129	$48,139

(1) Included in Interest, net.
(2) Included in Other income (expense).
(3) Included in Selling, general and administrative expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
Weighted-average shares:	2018	2017	2018	2017
Common shares outstanding	77,910,513	78,176,705	78,137,290	78,176,705
Restricted common shares	498,433	634,217	464,983	569,370
Total weighted-average shares	78,408,946	78,810,922	78,602,273	78,746,075

	Three Months Ended June 30,		Six Months Ended June 30,
Percentage of weighted-average shares:	2018	2017	2018	2017
Common shares outstanding	99.36%	99.20%	99.41%	99.28%
Restricted common shares(1)	0.64%	0.80%	0.59%	0.72%
Total percentage of weighted-average shares	100.00%	100.00%	100.00%	100.00%

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted-average common shares outstanding – Basic	77,910,513	78,176,705	78,137,290	78,176,705
Effect of dilutive shares(2)	337,716	—	282,868	227,350
Weighted average common shares outstanding – Diluted	78,248,229	78,176,705	78,420,158	78,404,055

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share amounts)
Adjusted net income allocation:
Adjusted net income	$52,378	$2,448	$109,129	$48,139
Less: Distributed and undistributed earnings allocated to restricted common shares(2)	(333)	(20)	(646)	(348)
Adjusted net income allocable to common shares – Basic and Diluted	$52,045	$2,428	$108,483	$47,791

Adjusted net income per common share – Basic	$0.67	$0.03	$1.39	$0.61

Adjusted net income per common share – Diluted	$0.67	$0.03	$1.38	$0.61

(1)
For the three months ended June 30, 2018, distributed and undistributed earnings to restricted shares was 0.64% of net income. For the three months ended June 30, 2017, the effect of any diluted shares on distributed and undistributed earnings to restricted shares would have been anti-dilutive and was excluded from the calculation. For the six months ended June 30, 2018 and 2017, distributed and undistributed earnings to restricted shares were 0.59% and 0.72%, respectively, of net income. The amount of restricted share forfeitures for all periods presented is immaterial to the allocation of distributed and undistributed earnings.

(2)
For the three months ended June 30, 2018 and for the six months ended June 30, 2018 and 2017, dilutive shares represented contingently issuable shares. For the three months ended June 30, 2017, the effect of 170,116 contingently issuable shares related to the Company’s performance share units (“PSUs”) would have been anti-dilutive and were excluded from the calculation.

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
A hypothetical 100-basis point increase/decrease in our variable interest rates would increase/decrease the minimum contracted rentals on our portfolio as of June 30, 2018 by $3.8 million and $3.7 million, respectively, over the next twelve months. As of June 30, 2018, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $3.5 million and $5.4 million, respectively, net of amounts received from our interest rate derivatives, over the next twelve months. In September 2016, we purchased an interest rate cap to hedge a portion of our floating rate interest exposure. The interest rate cap is set at 2% and has a current notional balance of $385.0 million and reduces over time to $215.0 million. The cap matures in September 2021.

ITEM 4.    CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2018. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Issuer Purchases of Equity Securities
In February 2016, our Board of Directors authorized the repurchase of $100.0 million of the Company’s common shares. During the second quarter of 2018, we purchased our common shares as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(Dollars in thousands, except per share amounts)
April 1 through April 30	199,434	$18.53	188,180	$85,274
May 1 through May 31	95,719	19.62	95,719	83,396
June 1 through June 30	—	—	—	83,396

Total	295,153	$18.88	283,899	$83,396

(1)
We repurchased an additional 58,030 common shares at a total cost of $1.2 million, including commissions, during July 2018. Under our current repurchase program, we have repurchased an aggregate of 914,240 common shares at an aggregate cost of $17.8 million, including commissions. The remaining dollar value of common shares that may be repurchased under the program is $82.2 million.

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

10.1	Amendment No. 5 to Purchase Agreement COM0270-15, dated as of April 19, 2018, by and between Aircastle Holding Corporation and Embrarer S.A. *Ø

10.2	Amendment No. 3 to Letter Agreement COM0271-15 in Purchase Agreement COM0270-15, dated as of February 23, 2018, by and between Aircastle Holding Corporation and Embrarer S.A. *Ø

10.3	Amendment No. 4 to Letter Agreement COM271-15 in Purchase Agreement COM0270-15, dated as of April 19, 2018, by and between Aircastle Holding Corporation and Embrarer S.A. *Ø

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	Owned Aircraft Portfolio at June 30, 2018. *

Exhibit No.	Description of Exhibit

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017; and (v) Notes to Unaudited Consolidated Financial Statements. *

*    Filed herewith.
Ø    Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 7, 2018

AIRCASTLE LIMITED
(Registrant)
By:	/s/ Jose Maronilla, Jr.
Jose Maronilla, Jr.
Chief Accounting Officer and Authorized Officer