Form 10-Q
period 2018-09-30
Aircastle LTD
filed 2018-11-01
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☑    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☑
As of October 30, 2018, there were 76,227,375 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries
Form 10-Q

PART I. — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and cash equivalents	$593,922	$211,922
Restricted cash and cash equivalents	16,275	21,935
Accounts receivable	27,365	12,815
Flight equipment held for lease, net of accumulated depreciation of $1,212,799 and $1,125,594, respectively	6,321,622	6,188,469
Net investment in finance and sales-type leases	517,221	545,750
Unconsolidated equity method investments	82,146	76,982
Other assets	172,718	141,210
Total assets	$7,731,269	$7,199,083

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings, net of debt issuance costs and discounts	$717,305	$849,874
Borrowings from unsecured financings, net of debt issuance costs and discounts	3,938,568	3,463,732
Accounts payable, accrued expenses and other liabilities	149,583	140,221
Lease rentals received in advance	81,594	57,630
Security deposits	131,000	130,628
Maintenance payments	754,522	649,434
Total liabilities	5,772,572	5,291,519

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $0.01 par value, 250,000,000 shares authorized, 77,179,863 shares issued and outstanding at September 30, 2018; and 78,707,963 shares issued and outstanding at December 31, 2017	772	787
Additional paid-in capital	1,500,030	1,527,796
Retained earnings	458,362	380,331
Accumulated other comprehensive loss	(467)	(1,350)
Total shareholders’ equity	1,958,697	1,907,564
Total liabilities and shareholders’ equity	$7,731,269	$7,199,083

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Lease rental revenue	$182,043	$171,687	$538,012	$551,371
Finance and sales-type lease revenue	8,793	6,412	27,103	16,363
Amortization of lease premiums, discounts and incentives	(4,044)	(2,388)	(10,706)	(8,780)
Maintenance revenue	—	14,507	11,991	55,738
Total lease revenue	186,792	190,218	566,400	614,692
Gain on sale of flight equipment	2,954	21,642	28,586	35,926
Other revenue	1,083	1,193	2,799	4,526
Total revenues	190,829	213,053	597,785	655,144

Operating expenses:
Depreciation	78,059	70,018	229,242	227,446
Interest, net	57,131	60,636	171,637	185,376
Selling, general and administrative (including non-cash share-based payment expense of $2,798 and $2,506 for the three months ended and $8,252 and $10,636 for the nine months ended September 30, 2018 and 2017, respectively)	18,306	17,137	54,724	55,491
Impairment of flight equipment	—	—	—	80,430
Maintenance and other costs	2,179	2,572	4,728	7,846
Total operating expenses	155,675	150,363	460,331	556,589

Total other income (expense)	368	(360)	4,443	(3,069)

Income from continuing operations before income taxes and earnings of unconsolidated equity method investments	35,522	62,330	141,897	95,486
Income tax provision	1,236	6,195	3,524	8,536
Earnings of unconsolidated equity method investments, net of tax	2,046	1,296	5,709	5,804
Net income	$36,332	$57,431	$144,082	$92,754

Earnings per common share — Basic:
Net income per share	$0.47	$0.73	$1.84	$1.18

Earnings per common share — Diluted:
Net income per share	$0.46	$0.73	$1.83	$1.18

Dividends declared per share	$0.28	$0.26	$0.84	$0.78

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income	$36,332	$57,431	$144,082	$92,754
Other comprehensive income, net of tax:
Net derivative loss reclassified into earnings	288	569	883	1,725
Other comprehensive income	288	569	883	1,725
Total comprehensive income	$36,620	$58,000	$144,965	$94,479

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$144,082	$92,754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	229,242	227,446
Amortization of deferred financing costs	10,802	15,860
Amortization of lease premiums, discounts and incentives	10,706	8,780
Deferred income taxes	3,850	(1,369)
Non-cash share-based payment expense	8,252	10,636
Cash flow hedges reclassified into earnings	883	1,725
Security deposits and maintenance payments included in earnings	821	(17,147)
Gain on sale of flight equipment	(28,586)	(35,926)
Impairment of flight equipment	—	80,430
Other	(11,377)	2,078
Changes in certain assets and liabilities:
Accounts receivable	(9,731)	415
Other assets	1,541	(6,980)
Accounts payable, accrued expenses and other liabilities	6,476	17,648
Lease rentals received in advance	26,336	(2,892)
Net cash and restricted cash provided by operating activities	393,297	393,458
Cash flows from investing activities:
Acquisition and improvement of flight equipment	(626,022)	(353,492)
Proceeds from sale of flight equipment	276,165	764,984
Net investment in finance and sales-type leases	(15,783)	(246,871)
Collections on finance and sales-type leases	22,645	23,673
Aircraft purchase deposits and progress payments, net of returned deposits and aircraft sales deposits	(9,544)	(14,068)
Other	3,880	(405)
Net cash and restricted cash (used in) provided by investing activities	(348,659)	173,821
Cash flows from financing activities:
Repurchase of shares	(36,955)	(4,862)
Proceeds from secured and unsecured debt financings	873,902	500,000
Repayments of secured and unsecured debt financings	(535,808)	(852,451)
Deferred financing costs	(6,628)	(8,540)
Security deposits and maintenance payments received	155,567	138,813
Security deposits and maintenance payments returned	(52,513)	(104,475)
Dividends paid	(65,863)	(61,396)
Net cash and restricted cash provided by (used in) financing activities	331,702	(392,911)
Net increase in cash and restricted cash:	376,340	174,368
Cash and restricted cash at beginning of period	233,857	508,817
Cash and restricted cash at end of period	$610,197	$683,185

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	$593,922	$662,649
Restricted cash and cash equivalents	16,275	20,536

Unrestricted and restricted cash and cash equivalents	$610,197	$683,185

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$144,844	$156,428
Cash paid for income taxes	$5,971	$3,622
Supplemental disclosures of non-cash investing activities:
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets assumed in asset acquisitions	$13,909	$133,389
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets settled in sale of flight equipment	$59,577	$22,542
Transfers from flight equipment held for lease to Net investment in finance and sales-type leases and Other assets	$40,198	$154,213

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2018

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
As part of the Company’s adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), we have reclassified Gain on sale of flight equipment from Other income (expense) to Revenues on our Consolidated Statements of Income for the three and nine months ended September 30, 2018. We believe this better reflects the sale of flight equipment as part of our ordinary activities and conforms our presentation to those of our publicly traded peers. The presentation for the three and nine months ended September 30, 2017, has also been reclassified to conform to the current period presentation:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Total revenues as previously reported	$191,411	$619,218
Gain on sale of flight equipment	21,642	35,926
Total revenues	$213,053	$655,144

The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure since the balance sheet date of September 30, 2018, through the date on which the consolidated financial statements included in this Form 10-Q were issued.
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
September 30, 2018

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
Recent Accounting Pronouncements
On February 25, 2016, the FASB issued ASC 842, Leases (“ASC 842”) which, together with all subsequent amendments, replaced the existing guidance in ASC 840, Leases (“ASC 840”). The accounting for leases by lessors basically remained unchanged from the concepts that existed in ASC 840 accounting. The FASB decided that lessors would be precluded from recognizing selling profit and revenue at lease commencement for any sales-type or direct finance lease that does not transfer control of the underlying asset to the lessee. This requirement aligns the notion of what constitutes a sale in the lessor accounting guidance with that in the revenue recognition standard, which evaluates whether a sale has occurred from the customer’s perspective.
The most significant among the changes in ASC 842 is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under current U.S. GAAP, existing at, or entered into after, January 1, 2019. The standard will be effective for reporting periods beginning after December 15, 2018. We plan to adopt the standard on its required effective date of January 1, 2019, using the required “modified retrospective” approach and the available practical expedients. We have evaluated the impact of ASC 842 and have determined the standard will not have a material impact on our consolidated financial statements and related disclosures. We do not believe that the adoption of the standard will significantly impact our existing or potential lessees' economic decisions to lease aircraft.
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
September 30, 2018

interim periods within those fiscal years. We are in the process of determining the impact the standard will have on our consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.  The standard modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project.  The standard is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted. We are in the process of determining the impact the standard will have on our related disclosures.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The standard requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use-software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred.  The standard is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted, including adoption in any interim period. We are in the process of determining the impact the standard will have on our consolidated financial statements and related disclosures.
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
The following tables set forth our financial assets as of September 30, 2018 and December 31, 2017 that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2018

		Fair Value Measurements at September 30, 2018 Using Fair Value Hierarchy
	Fair Value as of September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$593,922	$593,922	$—	$—	Market
Restricted cash and cash equivalents	16,275	16,275	—	—	Market
Derivative assets	7,696	—	7,696	—	Market
Total	$617,893	$610,197	$7,696	$—

		Fair Value Measurements at December 31, 2017 Using Fair Value Hierarchy
	Fair Value as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$211,922	$211,922	$—	$—	Market
Restricted cash and cash equivalents	21,935	21,935	—	—	Market
Derivative assets	3,254	—	3,254	—	Market
Total	$237,111	$233,857	$3,254	$—

Our cash and cash equivalents, along with our restricted cash and cash equivalents balances, consist largely of money market securities that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy. Our derivative assets included in Level 2 consist of United States dollar-denominated interest rate caps, and the fair value is based on market comparisons for similar instruments. We also considered the credit rating and risk of the counterparty providing the interest rate cap based on quantitative and qualitative factors.
For the three and nine months ended September 30, 2018 and the year ended December 31, 2017, we had no transfers into or out of Level 3.
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
September 30, 2018

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
The carrying amounts and fair values of our financial instruments at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018		December 31, 2017
	Carrying Amount of Liability	Fair Value of Liability	Carrying Amount of Liability	Fair Value of Liability
Credit Facilities	$—	$—	$175,000	$175,000
Unsecured Term Loan	120,000	120,000	120,000	120,000
ECA Financings	198,809	198,395	227,491	232,030
Bank Financings	528,317	529,373	634,898	634,132
Senior Notes	3,850,000	3,923,812	3,200,000	3,367,245

All of our financial instruments are classified as Level 2 with the exception of our Senior Notes, which are classified as Level 1.
Note 3. Lease Rental Revenues and Flight Equipment Held for Lease
Minimum future annual lease rentals contracted to be received under our existing operating leases of flight equipment at September 30, 2018 were as follows:

Year Ending December 31,	Amount
Remainder of 2018	$186,005
2019	693,418
2020	592,246
2021	480,666
2022	395,624
Thereafter	767,833
Total	$3,115,792

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2018

Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Region	2018	2017	2018	2017
Asia and Pacific	34%	35%	35%	38%
Europe	27%	24%	28%	23%
Middle East and Africa	11%	12%	11%	12%
North America	11%	9%	9%	8%
South America	17%	20%	17%	19%

Total	100%	100%	100%	100%

The classification of regions in the table above and in the tables and discussion below is determined based on the principal location of the lessee of each aircraft.
The following table shows the number of lessees with lease rental revenue of at least 5% of total lease rental revenue and their combined total percentage of lease rental revenue for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue
Largest lessees by lease rental revenue	3	19%	4	25%	3	19%	4	24%

At September 30, 2018 and December 31, 2017, no country represented at least 10% of total revenue based on each counterparty’s principal place of business.
Geographic concentration of net book value of flight equipment (including flight equipment held for lease and net investment in finance and sales-type leases, or “net book value”) was as follows:

	September 30, 2018		December 31, 2017
Region	Number of Aircraft	Net Book Value %	Number of Aircraft		Net Book Value %
Asia and Pacific	65	32%	59		30%
Europe	89	30%	92		32%
Middle East and Africa	17	9%	15		9%
North America	37	11%	32		10%
South America	26	18%	25		19%
Off-lease	—	—%	1	(1)	—%
Total	234	100%	224		100%

_______________

(1)	Consisted of one Airbus A321-200 aircraft, which was delivered on lease to a customer in the second quarter of 2018.
At September 30, 2018 and December 31, 2017, no country represented at least 10% of net book value of flight equipment based on each lessee’s principal place of business.
At September 30, 2018 and December 31, 2017, the amounts of lease incentive liabilities recorded in maintenance payments on our Consolidated Balance Sheets were $14,586 and $11,496, respectively.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2018

Note 4. Net Investment in Finance and Sales-Type Leases
At September 30, 2018, our net investment in finance and sales-type leases consisted of 30 aircraft. The following table lists the components of our net investment in finance and sales-type leases at September 30, 2018:

Amount
Total lease payments to be received	$280,498
Less: Unearned income	(139,490)
Estimated residual values of leased flight equipment (unguaranteed)	376,213

Net investment in finance and sales-type leases	$517,221

At September 30, 2018, minimum future lease payments on finance and sales-type leases are as follows:

Year Ending December 31,	Amount
Remainder of 2018	$16,770
2019	66,285
2020	63,840
2021	53,057
2022	42,460
Thereafter	38,086
Total lease payments to be received	$280,498

Note 5. Unconsolidated Equity Method Investments
We have joint ventures with an affiliate of Ontario Teachers’ Pension Plan (“Teachers’”) and with the leasing arm of the Industrial Bank of Japan, Limited (“IBJL”).
At September 30, 2018, the net book value of both joint ventures’ twelve aircraft was approximately $621,000.

Amount
Investment in joint ventures at December 31, 2017	$76,982
Investment in joint ventures	355
Earnings from joint ventures, net of tax	5,709
Distributions	(900)
Investment in joint ventures at September 30, 2018	$82,146

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
September 30, 2018

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
The only assets that the Air Knight VIEs have on their books are financing leases that are eliminated in the consolidated financial statements. The related aircraft, with a net book value as of September 30, 2018 of $399,301, were included in our flight equipment held for lease. The consolidated debt outstanding, net of debt issuance costs, of the Air Knight VIEs as of September 30, 2018 is $194,687.
Note 7. Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured term debt financings are as follows:

	At September 30, 2018				At December 31, 2017
Debt Obligation	Outstanding Borrowings	Number of Aircraft	Interest Rate	Final Stated Maturity	Outstanding Borrowings
Secured Debt Financings:
ECA Financings(1)	$198,809	6	3.02% to 3.96%	12/03/21 to 11/30/24	$227,491
Bank Financings(2)	528,317	21	2.22% to 5.03%	12/12/18 to 01/19/26	634,898
Less: Debt issuance costs and discounts	(9,821)	—			(12,515)
Total secured debt financings, net of debt issuance costs and discounts	717,305	27			849,874

Unsecured Debt Financings:
Senior Notes due 2018	400,000		4.625%	12/15/18	400,000
Senior Notes due 2019	500,000		6.25%	12/01/19	500,000
Senior Notes due 2020	300,000		7.625%	04/15/20	300,000
Senior Notes due 2021	500,000		5.125%	03/15/21	500,000
Senior Notes due 2022	500,000		5.50%	02/15/22	500,000
Senior 5.00% Notes due 2023	500,000		5.00%	04/01/23	500,000
Senior 4.40% Notes due 2023	650,000		4.40%	09/25/23	—
Senior Notes due 2024	500,000		4.125%	05/01/24	500,000
Unsecured Term Loan	120,000		4.337%	04/28/19	120,000
Revolving Credit Facilities	—		—%	11/21/19 to 06/27/22	175,000
Less: Debt issuance costs and discounts	(31,432)				(31,268)
Total unsecured debt financings, net of debt issuance costs and discounts	3,938,568				3,463,732

Total secured and unsecured debt financings, net of debt issuance costs and discounts	$4,655,873				$4,313,606

(1)	The borrowings under these financings at September 30, 2018 have a weighted-average rate of interest of 3.58%.

(2)	The borrowings under these financings at September 30, 2018 have a weighted-average fixed rate of interest of 4.37%.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2018

Unsecured Debt Financings:
Senior 4.40% Notes due 2023
On September 25, 2018, Aircastle issued $650,000 aggregate principal amount of Senior Notes due 2023 (the “Senior 4.40% Notes due 2023”) at an issue price of 99.831%. The Senior 4.40% Notes due 2023 will mature on September 25, 2023 and bear interest at the rate of 4.40% per annum, payable semi-annually on March 25 and September 25 of each year, commencing on March 25, 2019. Interest accrues on the Senior 4.40% Notes due 2023 from September 25, 2018.
Prior to August 25, 2023, we may redeem all or part of the aggregate principal amount of the Senior 4.40% Notes due 2023 at any time at a redemption price equal to the greater of (a) 100% of the principal amount of the notes redeemed, plus accrued and unpaid interest thereon to, but not including, the redemption date and (b) the sum of the present values of 100% of the principal amount of the notes redeemed and the remaining scheduled payments of interest on the notes from the redemption date through August 25, 2023 (computed using a discount rate equal to the Treasury Rate (as defined in the indenture governing the Senior 4.40% Notes due 2023) as of such redemption date plus 0.25%). In addition, on or after August 25, 2023, we may redeem all or part of the aggregate principal amount of the Senior 4.40% Notes due 2023 at a redemption price equal to 100%, plus accrued and unpaid interest thereon to, but not including, the redemption date. If the Company undergoes a change of control (as defined in the indenture governing the Senior 4.40% Notes due 2023) and, as a result of the change of control, the rating of the Senior 4.40% Notes due 2023 is downgraded to below an investment grade rating by certain rating agencies in the manner specified in the indenture governing the Senior 4.40% Notes due 2023, it must offer to repurchase the Senior 4.40% Notes due 2023 at 101% of the principal amount, plus accrued and unpaid interest to, but not including, the purchase date. The Senior 4.40% Notes due 2023 are not guaranteed by any of the Company's subsidiaries or any third-party.
The net proceeds from the issuance were used to repay amounts drawn under our existing revolving credit facility and for general corporate purposes.
Revolving Credit Facility
On June 27, 2018, we entered into an amendment that increased the size of one of our unsecured revolving facilities from $675,000 to $800,000, extended its maturity by more than two years to June 2022 and decreased the interest rate from LIBOR plus 2.25% to LIBOR plus 1.50%. At September 30, 2018, we had no amounts outstanding under our revolving credit facilities and had $935,000 available.
As of September 30, 2018, we were in compliance with all applicable covenants in our financings.
Note 8. Shareholders' Equity and Share-Based Payment
During the nine months ended September 30, 2018, the Company issued 291,876 restricted common shares and issued 336,826 performance share units (“PSUs”). These awards were made under the Aircastle Limited Amended and Restated 2014 Omnibus Incentive Plan.
During the nine months ended September 30, 2018, the Company incurred share-based compensation expense of $4,085 related to restricted common shares and $4,167 related to PSUs, which included an adjustment related to a retirement and transition agreement entered into with the Company’s Chief Commercial Officer.
As of September 30, 2018, there was $5,974 of unrecognized compensation cost related to unvested restricted common share-based payments and $7,599 of unrecognized compensation cost related to unvested PSU share-based payments that are expected to be recognized over a weighted-average remaining period of 1.76 years.
During the nine months ended September 30, 2018, we repurchased 1,702,811 common shares at an aggregate cost of $34,461, including commissions. At September 30, 2018, the remaining dollar value of shares that may be repurchased under the repurchase program approved by our Board of Directors on February 9, 2016 is $61,427.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2018

Note 9. Dividends
The following table sets forth the quarterly dividends declared by our Board of Directors for the periods covered in this report:

Declaration Date	Dividend per Common Share	Aggregate Dividend Amount	Record Date	Payment Date
August 3, 2018	$0.28	$21,870	August 31, 2018	September 14, 2018
May 1, 2018	$0.28	$21,908	May 31, 2018	June 15, 2018
February 9, 2018	$0.28	$22,085	February 28, 2018	March 15, 2018
October 31, 2017	$0.28	$22,039	November 30, 2017	December 15, 2017
August 4, 2017	$0.26	$20,464	August 31, 2017	September 15, 2017

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted-average shares:
Common shares outstanding	77,599,803	78,237,199	77,956,159	78,197,091
Restricted common shares	488,771	569,617	472,999	569,453
Total weighted-average shares	78,088,574	78,806,816	78,429,158	78,766,544

Percentage of weighted-average shares:
Common shares outstanding	99.37%	99.28%	99.40%	99.28%
Restricted common shares	0.63%	0.72%	0.60%	0.72%
Total percentage of weighted-average shares	100.00%	100.00%	100.00%	100.00%

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2018

The calculations of both basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Earnings per share – Basic:
Net income	$36,332	$57,431	$144,082	$92,754
Less: Distributed and undistributed earnings allocated to restricted common shares(1)	(227)	(415)	(869)	(671)
Earnings available to common shareholders – Basic	$36,105	$57,016	$143,213	$92,083

Weighted-average common shares outstanding – Basic	77,599,803	78,237,199	77,956,159	78,197,091

Earnings per common share – Basic	$0.47	$0.73	$1.84	$1.18

Earnings per share – Diluted:
Net income	$36,332	$57,431	$144,082	$92,754
Less: Distributed and undistributed earnings allocated to restricted common shares(1)	(227)	(415)	(869)	(671)
Earnings available to common shareholders – Diluted	$36,105	$57,016	$143,213	$92,083

Weighted-average common shares outstanding – Basic	77,599,803	78,237,199	77,956,159	78,197,091
Effect of dilutive shares(2)	295,671	137,810	287,136	169,053
Weighted-average common shares outstanding – Diluted	77,895,474	78,375,009	78,243,295	78,366,144

Earnings per common share – Diluted	$0.46	$0.73	$1.83	$1.18

(1)
For the three months ended September 30, 2018 and 2017, distributed and undistributed earnings to restricted shares were 0.63% and 0.72%, respectively, of net income. For the nine months ended September 30, 2018 and 2017, distributed and undistributed earnings to restricted shares were 0.60% and 0.72%, respectively, of net income. The amount of restricted share forfeitures for all periods presented are immaterial to the allocation of distributed and undistributed earnings.

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
The sources of income from continuing operations before income taxes and earnings of our unconsolidated equity method investments for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
U.S. operations	$3,033	$531	$4,504	$2,029
Non-U.S. operations	32,489	61,799	137,393	93,457
Income from continuing operations before income taxes and earnings of unconsolidated equity method investments	$35,522	$62,330	$141,897	$95,486

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
September 30, 2018

We have a U.S. based subsidiary which provides management services to our subsidiaries and is subject to U.S. federal, state and local income taxes. We also have Ireland and Singapore based subsidiaries which provide management services to our non-U.S. subsidiaries and are subject to tax in those respective jurisdictions.
The consolidated income tax expense for the three and nine months ended September 30, 2018 and 2017 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2018 and 2017, respectively.
The Company’s effective tax rate (“ETR”) for the three and nine months ended September 30, 2018 was 3.5% and 2.5%, respectively, compared to 9.9% and 8.9%, respectively, for the three and nine months ended September 30, 2017. The first quarter of 2018 included a $2,779 tax benefit related to the Singapore rate reduction from 10% to 8%, which was treated as a discrete item. Excluding this tax benefit, the ETR would have been 4.5% for the nine months ended September 30, 2018. The pre-tax earnings for the nine months ended September 30, 2017 included impairment charges of approximately $80,430 in a non-taxable jurisdiction. Movements in the ETR are generally caused by changes in the proportion of the Company’s pre-tax earnings in taxable and non-tax jurisdictions.
Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income from continuing operations consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Notional U.S. federal income tax expense at the statutory rate	$7,459	$21,815	$29,798	$33,420
U.S. state and local income tax, net	188	33	291	122
Non-U.S. operations:
Bermuda	(5,501)	(12,260)	(19,896)	(10,632)
Ireland	(100)	(315)	(1,228)	(569)
Singapore	(2)	(1,518)	(2,826)	(9,107)
Other low tax jurisdictions	(835)	(1,450)	(2,478)	(4,377)
Non-deductible expenses in the U.S.	27	(104)	(137)	(298)
Other	—	(6)	—	(23)

Income tax provision	$1,236	$6,195	$3,524	$8,536

Note 12. Interest, Net
The following table shows the components of interest, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest on borrowings and other liabilities(1)	$53,683	$54,527	$161,640	$170,225
Amortization of deferred losses related to interest rate derivatives	288	569	883	1,725
Amortization of deferred financing fees and debt discount(2)	3,760	6,735	10,802	15,860
Interest expense	57,731	61,831	173,325	187,810
Less: Interest income	(365)	(1,061)	(1,355)	(2,089)
Less: Capitalized interest	(235)	(134)	(333)	(345)
Interest, net	$57,131	$60,636	$171,637	$185,376

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2018

(1)
Includes a loan termination gain of $838 related to the prepayment of debt on one aircraft during both the three and nine months ended September 30, 2018. Includes $1,070 and $2,058 in loan termination fees related to the prepayment of debt on one and four aircraft during the three and nine months ended September 30, 2017, respectively.

(2)
Includes $300 in deferred financing fees written off related to the prepayment of debt on one aircraft during both the three and nine months ended September 30, 2018. Includes $3,019 and $4,005 in deferred financing fees written off related to the prepayment of debt on four and seven aircraft during the three and nine months ended September 30, 2017, respectively.

Note 13. Commitments and Contingencies
At September 30, 2018, we had commitments to acquire 43 aircraft for $1,736,127, including 25 Embraer E-Jet E2 aircraft.
Commitments, including $117,135 of remaining progress payments, contractual price escalations and other adjustments for these aircraft, at September 30, 2018, net of amounts already paid, are as follows:

Year Ending December 31,	Amount
Remainder of 2018	$683,297
2019	263,560
2020	404,023
2021	385,247
2022	—
Thereafter	—
Total	$1,736,127

As of October 30, 2018, we had commitments to acquire 38 aircraft for $1,502,577.
Note 14. Other Assets
The following table describes the principal components of other assets on our Consolidated Balance Sheets as of:

	September 30, 2018	December 31, 2017
Deferred income tax asset	$1,124	$497
Lease incentives and lease premiums, net of amortization of $43,934 and $41,246, respectively	85,815	74,515
Flight equipment held for sale	364	707
Aircraft purchase deposits and progress payments	36,448	23,704
Fair value of interest rate cap	7,696	3,254
Note receivable(1)	5,485	10,000
Other assets	35,786	28,533

Total other assets	$172,718	$141,210
______________

(1)	Related to the sale of aircraft during the year ended December 31, 2017.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2018

Note 15. Accounts Payable, Accrued Expenses and Other Liabilities
The following table describes the principal components of accounts payable, accrued expenses and other liabilities recorded on our Consolidated Balance Sheets as of:

	September 30, 2018	December 31, 2017
Accounts payable and accrued expenses	$45,279	$50,948
Deferred income tax liability	40,954	36,547
Accrued interest payable	54,399	38,129
Lease discounts, net of amortization of $42,108 and $36,111, respectively	8,951	14,597
Total accounts payable, accrued expenses and other liabilities	$149,583	$140,221

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
OVERVIEW
Aircastle acquires, leases, and sells commercial jet aircraft to airlines throughout the world. As of September 30, 2018, we owned and managed on behalf of our joint ventures 246 aircraft leased to 85 lessees located in 46 countries. Our aircraft are managed by an experienced team based in the United States, Ireland and Singapore. Our aircraft are subject to net leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs. In many cases we are, however, obligated to pay a specified portion of maintenance or modification costs. As of September 30, 2018, the net book value (including flight equipment held for lease and net investment in finance and sales-type leases, or “net book value”) was $6.84 billion compared to $6.73 billion at December 31, 2017. Our revenues and net income for the three and nine months ended September 30, 2018 were $190.8 million and $597.8 million, and $36.3 million and $144.1 million, respectively.
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
2018 continues to show strong growth in air traffic.  According to the International Air Transport Association, during the first eight months of 2018, global passenger traffic increased 6.8% compared to the same period in 2017. Demand for air travel varies by region. Emerging market economies have generally been experiencing greater increases in air traffic, driven by rising levels of per capita income leading to an increased propensity to fly. Mature markets, such as North America and Western Europe, have been growing more slowly in tandem with their economies. Air traffic growth is also being driven by the proliferation of low cost carriers, which have stimulated demand through lower prices. The outlook for airlines operating in areas with political instability or weakening economies is more uncertain. On balance, we believe air travel will increase over time and, as a result, we expect demand for modern aircraft will continue to remain strong over the long-term.
Notwithstanding the sector’s long-term growth, the aviation market is subject to economic variability due to changes in macroeconomic variables, such as fuel price levels and foreign exchange rates. The aviation industry is also susceptible to external shocks, such as regional conflicts and terrorist events. Mitigating this risk is the portability of the assets, allowing aircraft to be redeployed to locations where there is demand.
Fuel prices and interest rates have had a substantial effect on our industry. After dropping to a low of $36 per barrel in December 2015, the price of fuel has risen to an average of $68 per barrel during 2018. While still below historic highs, rising fuel prices are impacting airline profitability. The prolonged low interest rate environment and the strong overall performance of the aircraft financing sector attracted significant new capital, increasing competition for new investments. Interest rates have started to rise in the U.S., with Federal Reserve guidance suggesting multiple rate hikes in the Federal Funds rate going forward.

Capital availability for aircraft has varied over time, and we consider this variability to be a basic characteristic of our business. If pursued properly, this represents an important source of investment opportunity. Strong U.S. debt capital market conditions benefit borrowers by permitting access to financing at historic lows. Commercial bank debt also continues to play a critical role for aircraft finance. Export credit agency availability, however, has been curtailed due to political issues, both in the U.S. and in Europe. While financial market conditions remain attractive, geopolitical issues may increase capital costs and limit availability going forward.
We believe capital market developments should generate attractive additional investment and trading opportunities for which we are well placed to capitalize given our access to different financing sources, our limited capital commitments and our reputation as a reliable trading partner. During 2018, we achieved an investment grade credit rating from Moody’s, Standard & Poor’s and Fitch. We believe being an investment grade issuer will reduce our borrowing costs and enable more reliable access to debt capital throughout the business cycle.
Our business approach is differentiated from those of other large leasing companies. Our investment strategy is to seek out the best risk-adjusted return opportunities across the commercial jet market, so the nature and volume of assets we buy will vary with market conditions. We plan to grow our business and profits over the long-term while maintaining a countercyclical orientation and a conservative, flexible capital structure. We prefer to have capital resources available to capture investment opportunities that arise in the context of changing market circumstances. As such, we limit large, long-term capital commitments and are therefore less reliant on orders for new aircraft from aircraft manufacturers as a source of new investments than many of our competitors.
Our business strategy entails the following elements:

•
Pursuing a disciplined and differentiated investment strategy. In our view, the relative values of different aircraft change over time. We continually evaluate investments across different aircraft models, ages, lessees and acquisition sources and re-evaluate these choices as market conditions and relative investment values change. We believe our team’s experience with a wide range of asset types and the financing flexibility offered through unsecured debt provides us with a competitive advantage. We view orders from equipment manufacturers to be part of our investment opportunity set, but choose to keep our long term capital commitments limited.

•
Originating investments from many different sources across the globe. Our strategy is to seek out worthwhile investments by leveraging our team’s wide range of contacts. We utilize a multi-channel approach to sourcing acquisitions and have purchased aircraft from a large number of airlines, lessors, original equipment manufacturers, lenders and other aircraft owners. Since our formation in 2004, we have acquired aircraft from 93 different sellers.

•
Selling assets when attractive opportunities arise. We sell assets with the aim of realizing profits and reinvesting proceeds. We also use asset sales for portfolio management purposes, such as reducing lessee specific concentrations and lowering residual value exposures to certain aircraft types. Since our formation, we have sold aircraft to 64 buyers.

•
Maintaining efficient access to capital from a wide set of sources and leveraging our recent investment grade credit rating. We believe the aircraft investment market is influenced by the business cycle. Our strategy is to increase our purchase activity when prices are low and to emphasize asset sales when prices are high. To implement this approach, we believe it is important to maintain access to a wide variety of financing sources. During 2018, we achieved our objective of improving our corporate credit ratings to an investment grade level by maintaining strong portfolio and capital structure metrics while achieving a critical size through accretive growth. We believe our improved credit rating will not only reduce our borrowing costs, but also facilitate more reliable access to both unsecured and secured debt capital throughout the business cycle.

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

•
Intending to pay quarterly dividends to our shareholders based on the Company’s sustainable earnings levels. Aircastle has paid dividends each quarter since our initial public offering in 2006. On August 3, 2018, our Board of Directors declared a regular quarterly dividend of $0.28 per common share, or an aggregate of $21.9 million for the three months ended September 30, 2018, which was paid on September 14, 2018 to holders of record on August 31, 2018. These dividends may not be indicative of the amount of any future dividends. Our ability to pay quarterly dividends will depend upon many factors, including those as described in Item 1A. “Risk Factors” and elsewhere in our 2017 Annual Report on Form 10-K.
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
During 2018, we have experienced a trend of increasing accounts receivable, particularly involving one of our largest customers, Avianca Brazil.  Our team is an experienced asset manager and actively manages collections, potential restructurings, repossession and re-leasing of aircraft.  We have ten desirable 2014-15 vintage Airbus A320-200 aircraft and one 2014 vintage A330-200 aircraft on lease with Avianca Brazil. During 2018, we have been in ongoing discussions with the airline regarding collections and as of October 30, 2018, outstanding amounts were within our security package.  For mo re information regarding risks associated with our lessees see Item 1A. “Risk Factors - Risks Related to Our Lessees” in our 2017 Annual Report on Form 10-K.
2018 Lease Expirations and Lease Placements
At September 30, 2018, all aircraft with leases expiring in 2018 have been placed or sold. During October 2018, one aircraft accounting for less than 1% of our net book value was returned by its lessee and is now off-lease. We are currently marketing this aircraft for lease or sale.
2019-2022 Lease Expirations and Lease Placements
Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in the period 2019-2022, representing the percentage of our net book value of flight equipment (including flight equipment held for lease and net investment in finance and sales-type leases) at September 30, 2018, specified below:

•	2019: 11 aircraft, representing 3%;

•	2020: 29 aircraft, representing 9%;

•	2021: 26 aircraft, representing 11%; and

•	2022: 28 aircraft, representing 10%.
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
Acquisitions and Sales
During the first nine months of 2018, we acquired 21 aircraft for $674.8 million. At September 30, 2018, we had commitments to acquire 43 additional aircraft for $1.74 billion, including the acquisition of 25 new E-Jet E2 aircraft from Embraer, with delivery beginning in December 2019. Of this amount, approximately $683.3 million represents commitments for the remainder of 2018. As of October 30, 2018, we have commitments to acquire 38 aircraft for $1.50 billion.

During the first nine months of 2018, we sold eleven aircraft for net proceeds of $276.2 million, which resulted in a net gain of $28.6 million. As of October 30, 2018, we have sold one aircraft.

The following table sets forth certain information with respect to the aircraft owned by us as of September 30, 2018:
AIRCASTLE AIRCRAFT INFORMATION (dollars in millions)

Owned Aircraft	As of September 30, 2018(1)	As of September 30, 2017(1)
Net Book Value of Flight Equipment	$6,839	$5,979
Net Book Value of Unencumbered Flight Equipment	$5,606	$4,572
Number of Aircraft	234	192
Number of Unencumbered Aircraft	207	163
Number of Lessees	85	71
Number of Countries	46	38
Weighted Average Age (years)(2)	9.6	8.7
Weighted Average Remaining Lease Term (years)(2)	4.5	4.7
Weighted Average Fleet Utilization during the three months ended September 30, 2018 and 2017(3)	100.0%	100.0%
Weighted Average Fleet Utilization during the nine months ended September 30, 2018 and 2017(3)	99.6%	99.2%
Portfolio Yield for the three months ended September 30, 2018 and 2017(4)	11.8%	12.3%
Portfolio Yield for the nine months ended September 30, 2018 and 2017(4)	11.6%	12.3%

Managed Aircraft on behalf of Joint Ventures
Net Book Value of Flight Equipment	$621	$661
Number of Aircraft	12	13

(1)	Calculated using net book value at period end.

(2)	Weighted by net book value.

(3)	Aircraft on-lease days as a percent of total days in period weighted by net book value.

(4)
Lease rental revenue, interest income and cash collections on our net investment in finance and sales-type leases for the period as a percent of the average net book value for the period; quarterly information is annualized.

Our owned aircraft portfolio as of September 30, 2018 is listed in Exhibit 99.1 to this report.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of September 30, 2018		Owned Aircraft as of September 30, 2017
	Number of Aircraft	% of Net Book Value(1)	Number of Aircraft	% of Net Book Value(1)
Aircraft Type
Passenger:
Narrow-body	203	69%	159	60%
Wide-body	27	27%	28	34%
Total Passenger	230	96%	187	94%
Freighter	4	4%	5	6%
Total	234	100%	192	100%

Manufacturer
Airbus	142	57%	108	53%
Boeing	87	41%	79	45%
Embraer	5	2%	5	2%
Total	234	100%	192	100%

Regional Diversification
Asia and Pacific	65	32%	54	31%
Europe	89	30%	67	28%
Middle East and Africa	17	9%	13	9%
North America	37	11%	34	11%
South America	26	18%	24	21%
Total	234	100%	192	100%

(1)	Calculated using net book value at period end.

Our largest single customer represents approximately 7% of the net book value at September 30, 2018. Our top fifteen customers for aircraft we owned at September 30, 2018, representing 116 aircraft and 55% of the net book value, are as follows:

Percent of Net Book Value	Customer	Country	Number of Aircraft
Greater than 6% per customer	Avianca Brazil	Brazil	11

3% to 6% per customer	TAP Portugal(1)	Portugal	8
	LATAM	Chile	3
	Lion Air	Indonesia	10
	South African Airways	South Africa	4
	easyJet	United Kingdom	20
	Iberia	Spain	13
	IndiGo	India	8
	Aerolineas Argentinas	Argentina	5
	Interjet	Mexico	11

Less than 3% per customer	AirBridgeCargo(2)	Russia	2
	American Airlines	United States	6
	AirAsia X	Malaysia	2
	Jeju Air	South Korea	6
	Jet Airways	India	7
	Total top fifteen customers		116
	All other customers		118

	Total all customers		234

(1)	Combined with an affiliate.

(2)	Guaranteed by Volga-Dnepr Airlines. We have one additional aircraft on lease with an affiliate.
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
See “Liquidity and Capital Resources” below.

RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2018 to the three months ended September 30, 2017:

	Three Months Ended September 30,
	2018	2017
	(Dollars in thousands)
Revenues:
Lease rental revenue	$182,043	$171,687
Finance and sales-type lease revenue	8,793	6,412
Amortization of lease premiums, discounts and incentives	(4,044)	(2,388)
Maintenance revenue	—	14,507
Total lease revenue	186,792	190,218
Gain on sale of flight equipment	2,954	21,642
Other revenue	1,083	1,193
Total revenues	190,829	213,053
Operating expenses:
Depreciation	78,059	70,018
Interest, net	57,131	60,636
Selling, general and administrative	18,306	17,137
Maintenance and other costs	2,179	2,572
Total operating expenses	155,675	150,363

Total other income (expense)	368	(360)

Income from continuing operations before income taxes and earnings of unconsolidated equity method investments	35,522	62,330
Income tax provision	1,236	6,195
Earnings of unconsolidated equity method investments, net of tax	2,046	1,296

Net income	$36,332	$57,431
Revenues
Total revenues decreased by $22.2 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.
Lease rental revenue. The increase in lease rental revenue of $10.4 million for the three months ended September 30, 2018, as compared to the same period in 2017, was primarily the result of a $39.7 million increase in revenue, reflecting the partial period impact of twenty aircraft purchased in 2018 and the full period impact due to the acquisition of 40 aircraft since July 1, 2017. This increase was partially offset by:

•	a $16.9 million decrease due to the sale of 29 aircraft since September 30, 2017; and

•	a $12.4 million decrease due to lease extensions, amendments, transitions and other changes.
Finance and sales-type lease revenue. For the three months ended September 30, 2018, $8.8 million of interest income from finance and sales-type leases was recognized, as compared to $6.4 million of interest income from finance and sales-type leases recorded for the same period in 2017, due to the addition of fourteen aircraft, partially offset by the sale of five aircraft, since July 1, 2017.

Amortization of net lease premiums, discounts and lease incentives consisted of the following:

	Three Months Ended September 30,
	2018	2017
	(Dollars in thousands)
Amortization of lease incentives	$(2,910)	$(1,810)
Amortization of lease premiums	(3,137)	(2,266)
Amortization of lease discounts	2,003	1,688

Amortization of lease premiums, discounts and incentives	$(4,044)	$(2,388)
As more fully described above under “Revenues,” lease incentives represent our estimated portion of the lessee’s cost for heavy maintenance, overhaul or replacement of certain high-value components, which are amortized over the life of the related lease. As we enter into new leases, the amortization of lease incentives generally increases and, conversely, if a related lease terminates, the related unused lease incentive liability will reduce the amortization of lease incentives. The increase in amortization of lease incentives of $1.1 million for the three months ended September 30, 2018, as compared to the same period in 2017, was primarily attributable to the transition of aircraft and changes in estimates of existing lease incentives for certain aircraft.
Maintenance revenue. For the three months ended September 30, 2018, we recorded no maintenance revenue. For the same period in 2017, we recorded $14.5 million of maintenance revenue due to the transition of one narrow-body and one wide-body aircraft.
Gain on sale of flight equipment decreased by $18.7 million to $3.0 million for the three months ended September 30, 2018, as compared to gains of $21.6 million for the same period in 2017. During the third quarter of 2018, we sold three aircraft as compared to fifteen aircraft sold during the third quarter of 2017.
Operating expenses
Total operating expenses increased by $5.3 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017.
Depreciation expense increased by $8.0 million for the three months ended September 30, 2018 as compared to the same period in 2017. The increase is primarily the result of higher depreciation of:

•	$15.7 million due to the effect of 60 aircraft acquired since July 1, 2017; and

•	$0.6 million due to changes in asset lives, residual values and other changes.
These increases were partially offset by a decrease of $8.4 million in depreciation due to 29 aircraft sold.
Interest, net consisted of the following:

	Three Months Ended September 30,
	2018	2017
	(Dollars in thousands)
Interest on borrowings and other liabilities(1)	$53,683	$54,527
Amortization of deferred losses related to interest rate derivatives	288	569
Amortization of deferred financing fees and debt discount(2)	3,760	6,735
Interest expense	57,731	61,831
Less: Interest income	(365)	(1,061)
Less: Capitalized interest	(235)	(134)
Interest, net	$57,131	$60,636

(1) Includes a loan termination gain of $0.8 million related to the prepayment of debt on one aircraft during the three months ended September 30, 2018. Includes $1.1 million in loan termination fees related to the prepayment of debt on one aircraft during the three months ended September 30, 2017.

(2) Includes $0.3 million in deferred financing fees written off related to the prepayment of debt on one aircraft during the three months ended September 30, 2018. Includes $3.0 million in deferred financing fees written off related to the prepayment of debt on four aircraft during the three months ended September 30, 2017.
Interest, net decreased by $3.5 million as compared to the three months ended September 30, 2017. This decrease was primarily the result of lower amortization of deferred financing fees of $3.0 million as the result of aircraft sales in the prior year.
Other income (expense)
Total other income (expense) increased by $0.7 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, primarily attributable to mark-to-market on our interest rate caps.
Income tax provision
Our provision for income taxes for the three months ended September 30, 2018 and 2017 was $1.2 million and $6.2 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland and the United States. The decrease in our income tax provision of approximately $5.0 million for the three months ended September 30, 2018, as compared to the same period in 2017, was primarily attributable to changes in operating income subject to tax in Ireland, the United States and other jurisdictions.
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
Other comprehensive income
Other comprehensive income consisted of the following:

	Three Months Ended September 30,
	2018	2017
	(Dollars in thousands)
Net income	$36,332	$57,431
Derivative loss reclassified into earnings	288	569
Total comprehensive income	$36,620	$58,000
Other comprehensive income decreased by $21.4 million for the three months ended September 30, 2018, due to decreases of $21.1 million in net income and $0.3 million in amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.

RESULTS OF OPERATIONS
Comparison of the nine months ended September 30, 2018 to the nine months ended September 30, 2017:

	Nine Months Ended September 30,
	2018	2017
	(Dollars in thousands)
Revenues:
Lease rental revenue	$538,012	$551,371
Finance and sales-type lease revenue	27,103	16,363
Amortization of lease premiums, discounts and incentives	(10,706)	(8,780)
Maintenance revenue	11,991	55,738
Total lease revenue	566,400	614,692
Gain on sale of flight equipment	28,586	35,926
Other revenue	2,799	4,526
Total revenues	597,785	655,144
Operating expenses:
Depreciation	229,242	227,446
Interest, net	171,637	185,376
Selling, general and administrative	54,724	55,491
Impairment of flight equipment	—	80,430
Maintenance and other costs	4,728	7,846
Total operating expenses	460,331	556,589

Total other income (expense)	4,443	(3,069)

Income from continuing operations before income taxes and earnings of unconsolidated equity method investments	141,897	95,486
Income tax provision	3,524	8,536
Earnings of unconsolidated equity method investments, net of tax	5,709	5,804
Net income	$144,082	$92,754
Revenues
Total revenues decreased by $57.4 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.
Lease rental revenue. The decrease in lease rental revenue of $13.4 million for the nine months ended September 30, 2018 as compared to the same period in 2017 was primarily the result of decreases in revenue of:

•	$78.9 million due to the sale of 42 aircraft since September 30, 2017; and

•	$40.9 million due to lease extensions, amendments, transitions and other changes.
These decreases were offset by a $106.5 million increase in revenue, reflecting the partial period impact of twenty aircraft purchased in 2018 and the full period impact due to the acquisition of 47 aircraft since January 1, 2017.
Finance and sales-type lease revenue. For the nine months ended September 30, 2018, $27.1 million of interest income from finance and sales-type leases was recognized as compared to $16.4 million for the same period in 2017 due to the addition of 22 aircraft, partially offset by the sale of six aircraft, since January 1, 2017.

Amortization of net lease premiums, discounts and lease incentives consisted of the following:

	Nine Months Ended September 30,
	2018	2017
	(Dollars in thousands)
Amortization of lease incentives	$(8,516)	$(7,124)
Amortization of lease premiums	(8,188)	(7,935)
Amortization of lease discounts	5,998	6,279

Amortization of lease premiums, discounts and incentives	$(10,706)	$(8,780)
As more fully described above under “Revenues,” lease incentives represent our estimated portion of the lessee’s cost for heavy maintenance, overhaul or replacement of certain high-value components which is amortized over the life of the related lease. As we enter into new leases, the amortization of lease incentives generally increases and, conversely, if a related lease terminates, the related unused lease incentive liability will reduce the amortization of lease incentives. The increase in amortization of lease incentives of $1.4 million for the nine months ended September 30, 2018, as compared to the same period in 2017, was primarily attributable to the transition of aircraft and changes in estimates of existing lease incentives for certain aircraft, partially offset by aircraft sales.
Maintenance revenue. For the nine months ended September 30, 2018, we recorded $12.0 million of maintenance revenue, primarily due to the transition of one freighter aircraft. For the same period in 2017, we recorded $55.7 million of maintenance revenue primarily due to the transition of four narrow-body, four wide-body and one freighter aircraft.
Gain on sale of flight equipment decreased by $7.3 million to $28.6 million for the nine months ended September 30, 2018, as compared to gains of $35.9 million for the same period in 2017. During the nine months ended September 30, 2018, we sold eleven aircraft as compared to the sale of 29 aircraft during the same period in 2017.
Operating expenses
Total operating expenses decreased by $96.3 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.
Depreciation expense increased by $1.8 million for the nine months ended September 30, 2018 as compared to the same period in 2017. The increase is primarily the result of higher depreciation of:

•	$42.1 million due to the effect of 67 aircraft acquired since January 1, 2017; and

•	$2.9 million due to changes in asset lives, residual values and other changes.
These increases were partially offset by a decrease of $43.6 million in depreciation due to 42 aircraft sold.
Interest, net consisted of the following:

	Nine Months Ended September 30,
	2018	2017
	(Dollars in thousands)
Interest on borrowings and other liabilities(1)	$161,640	$170,225
Amortization of deferred losses related to interest rate derivatives	883	1,725
Amortization of deferred financing fees and debt discount(2)	10,802	15,860
Interest expense	173,325	187,810
Less: Interest income	(1,355)	(2,089)
Less: Capitalized interest	(333)	(345)
Interest, net	$171,637	$185,376

(1) Includes a loan termination gain of $0.8 million related to the prepayment of debt on one aircraft during the nine months ended September 30, 2018. Includes $2.1 million in loan termination fees related to the prepayment of debt on four aircraft during the nine months ended September 30, 2017.

(2) Includes $0.3 million in deferred financing fees written off related to the prepayment of debt on one aircraft during the nine months ended September 30, 2018. Includes $4.0 million in deferred financing fees written off related to the prepayment of debt on seven aircraft during the nine months ended September 30, 2017.
Interest, net decreased by $13.7 million as compared to the nine months ended September 30, 2017. This decrease was primarily the result of lower interest on our borrowings of $8.6 million due to lower weighted average debt outstanding and lower amortization of deferred financing fees of $5.1 million as the result of aircraft sales in the prior year.
Selling, general and administrative expenses for the nine months ended September 30, 2018 decreased $0.8 million compared to the same period in 2017. During the nine months ended September 30, 2017, we had $5.1 million of separation and disability compensation expense related to our former Chief Executive Officer under the terms of his employment and share-based award agreements. This decrease was partially offset by an increase in recurring personnel costs during the nine months ended September 30, 2018.
Impairment of Aircraft for the nine months ended September 30, 2018 decreased $80.4 million compared to the same period in 2017. We had no impairments during the nine months ended September 30, 2018. During the nine months ended September 30, 2017, we entered into agreements to sell two Boeing 747-400 production freighter aircraft at the end of their respective leases and one older Boeing 747-400 converted freighter aircraft to its lessee, resulting in impairment charges totaling $79.2 million.
Maintenance and other costs were $4.7 million for the nine months ended September 30, 2018, a decrease of $3.1 million compared to the same period in 2017. The net decrease is primarily attributable to lower maintenance costs related to terminations and transitions for the nine months ended September 30, 2018 versus the same period in 2017.
Other income (expense)
Total other income (expense) increased by $7.5 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily attributable to mark-to-market on our interest rate caps.
Income tax provision
Our income tax provision for the nine months ended September 30, 2018 and 2017 was $3.5 million and $8.5 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland and the United States. The decrease in our income tax provision of approximately $5.0 million for the nine months ended September 30, 2018, as compared to the same period in 2017, was primarily attributable to changes in operating income subject to tax in Ireland, the United States and other jurisdictions, including the recording of the discrete item of $2.8 million tax benefit related to the Singapore rate reduction from 10% to 8%. Pre-tax earnings for the nine months ended September 30, 2017 included transactional impairment charges of approximately $80.4 million in a non-taxable jurisdiction.
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

Other comprehensive income

	Nine Months Ended September 30,
	2018	2017
	(Dollars in thousands)
Net income	$144,082	$92,754
Derivative loss reclassified into earnings	883	1,725
Total comprehensive income	$144,965	$94,479
Other comprehensive income increased by $50.5 million for the nine months ended September 30, 2018, as a result of a $51.3 million increase in net income, partially offset by a decrease of $0.8 million in amortization of deferred net losses reclassified into earnings related to terminated interest rate derivatives.
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
Aircraft Monitoring List
At September 30, 2018, no aircraft were on our monitoring list. We monitor our fleet for aircraft that are more susceptible to failing our recoverability assessments within one year due to their sensitivity to changes in contractual cash flows, future cash flow estimates and aircraft residual or scrap values.

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
During the first nine months of 2018, we met our liquidity and capital resource needs with $393.3 million of cash flow from operations, $650.0 million in gross proceeds from the issuance of our Senior 4.40% Notes due 2023 and $276.2 million of cash from aircraft sales.
As of September 30, 2018, the weighted-average maturity of our secured and unsecured debt financings was 3.2 years and we were in compliance with all applicable covenants.
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

Cash Flows

	Nine Months Ended September 30,
	2018	2017
	(Dollars in thousands)
Net cash flow provided by operating activities	$393,297	$393,458
Net cash flow (used in) provided by investing activities	(348,659)	173,821
Net cash flow provided by (used in) financing activities	331,702	(392,911)
Operating Activities:
Cash flow provided by operations was $393.3 million and $393.5 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease in cash flow provided by operations of $0.2 million for the nine months ended September 30, 2018 versus the same period in 2017 was primarily a result of:

•	a $28.5 million decrease in cash received from maintenance revenue; and
•a $15.6 million decrease in cash from working capital.
These inflows were offset by:
•a $26.6 million increase in cash from lease rentals, net of finance and sales-type leases;
•an $11.6 million decrease in cash paid for interest; and
•a $3.1 million decrease in cash paid for maintenance expense.
Investing Activities:
Cash flow used in investing activities was $348.7 million for the nine months ended September 30, 2018 as compared to cash flow provided by investing activities of $173.8 million for the nine months ended September 30, 2017. The net increase in cash flow used in investing activities of $522.5 million for the nine months ended September 30, 2018 versus the same period in 2017 was primarily a result of:

•	a $488.8 million decrease in aircraft proceeds from the sale of flight equipment; and

•	a $42.0 million net increase in the acquisition and improvement of flight equipment and net investments in finance and sales-type leases.
Financing Activities:
Cash flow provided by financing activities was $331.7 million for the nine months ended September 30, 2018 as compared to cash flow used in financing activities of $392.9 million for the nine months ended September 30, 2017. The net increase in cash flow provided by financing activities of $724.6 million for the nine months ended September 30, 2018 versus the same period in 2017 was primarily a result of:

•	a $373.9 million increase in proceeds from secured and unsecured financings;

•	a $316.6 million decrease in securitization and term debt financing repayments;

•	a $68.7 million decrease in maintenance payments and security deposits returned, net of receipts; and

•	a $1.9 million decrease in deferred financing costs.
These inflows were offset by:

•	a $32.1 million increase in shares repurchased; and

•	a $4.5 million increase in dividends paid.

Debt Obligations
For complete information on our debt obligations, please refer to Note 7 - “Secured and Unsecured Debt Financings” in the Notes to Unaudited Consolidated Financial Statements above.
Contractual Obligations
Our contractual obligations consist of principal and interest payments on debt, other aircraft acquisition agreements and rent payments related to our office leases. Total contractual obligations increased to $7.24 billion at September 30, 2018 from $6.61 billion at December 31, 2017, due primarily to an increase in aircraft purchase obligations, partially offset by debt amortization.
The following table presents our actual contractual obligations and their payment due dates as of September 30, 2018:

	Payments Due by Period as of September 30, 2018
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	More than 5 years
	(Dollars in thousands)
Principal payments:
Senior Notes due 2018 - 2024	$3,850,000	$400,000	$1,300,000	$1,650,000	$500,000
Unsecured Term Loan	120,000	120,000	—	—	—
Revolving Credit Facilities	—	—	—	—	—
ECA Financings	198,809	39,449	83,231	66,105	10,024
Bank Financings	528,317	68,590	95,793	267,506	96,428
Total principal payments	4,697,126	628,039	1,479,024	1,983,611	606,452

Interest payments on debt obligations(1)	786,886	234,923	331,000	193,384	27,579
Office leases(2)	17,661	2,583	3,428	3,361	8,289
Purchase obligations(3)	1,736,127	878,830	857,297	—	—

Total	$7,237,800	$1,744,375	$2,670,749	$2,180,356	$642,320

(1)	Future interest payments on variable rate, LIBOR-based debt obligations are estimated using the interest rate in effect at September 30, 2018.

(2)	Represents contractual payment obligations for our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.

(3)
At September 30, 2018, we had commitments to acquire 43 aircraft for $1.74 billion, including 25 new E-Jet E2 aircraft from Embraer S.A. These amounts include estimates for pre-delivery deposits, contractual price escalation and other adjustments. As of October 30, 2018, we have commitments to acquire 38 aircraft for $1.50 billion.

Capital Expenditures
From time to time, we make capital expenditures to maintain or improve our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the nine months ended September 30, 2018 and 2017, we incurred a total of $7.7 million and $24.4 million, respectively, of capital expenditures (including lease incentives) related to the improvement of aircraft.
As of September 30, 2018, the weighted average age by net book value of our aircraft was approximately 9.6 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Our lease agreements call for the lessee to be primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.
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
We hold a 30% equity interest in our Lancaster joint venture and a 25% equity interest in our IBJ Air joint venture. At September 30, 2018, the net book value of our two joint ventures’ twelve aircraft was approximately $621 million.
Foreign Currency Risk and Foreign Operations
At September 30, 2018, all of our leases are payable to us in U.S. dollars. However, we incur Euro and Singapore dollar-denominated expenses in connection with our subsidiaries in Ireland and Singapore. For the nine months ended September 30, 2018, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated approximately $11.7 million in U.S. dollar equivalents and represented approximately 21% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, our international operations and our exposure to foreign currency risk will likely increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases, we may enter into hedging transactions in the future to mitigate this risk. For the nine months ended September 30, 2018 and 2017, we incurred insignificant net gains and losses on foreign currency transactions.
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

The table below shows the reconciliation of net income to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Net income	$36,332	$57,431	$144,082	$92,754
Depreciation	78,059	70,018	229,242	227,446
Amortization of lease premiums, discounts and incentives	4,044	2,388	10,706	8,780
Interest, net	57,131	60,636	171,637	185,376
Income tax provision	1,236	6,195	3,524	8,536
EBITDA	176,802	196,668	559,191	522,892
Adjustments:
Impairment of flight equipment	—	—	—	80,430
Non-cash share-based payment expense	2,798	2,506	8,252	10,636
(Gain) loss on mark-to-market of interest rate derivative contracts	(367)	361	(4,442)	3,073
Adjusted EBITDA	$179,233	$199,535	$563,001	$617,031
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
The table below shows the reconciliation of net income to ANI for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Net income	$36,332	$57,431	$144,082	$92,754
Loan termination (gain) fee(1)	(838)	1,070	(838)	2,058
(Gain) loss on mark-to-market of interest rate derivative contracts(2)	(367)	361	(4,442)	3,073
Write-off of deferred financing fees(1)	300	3,019	300	4,005
Non-cash share-based payment expense(3)	2,798	2,506	8,252	10,636

Adjusted net income	$38,225	$64,387	$147,354	$112,526

(1) Included in Interest, net.
(2) Included in Other income (expense).
(3) Included in Selling, general and administrative expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
Weighted-average shares:	2018	2017	2018	2017
Common shares outstanding	77,599,803	78,237,199	77,956,159	78,197,091
Restricted common shares	488,771	569,617	472,999	569,453
Total weighted-average shares	78,088,574	78,806,816	78,429,158	78,766,544

	Three Months Ended September 30,		Nine Months Ended September 30,
Percentage of weighted-average shares:	2018	2017	2018	2017
Common shares outstanding	99.37%	99.28%	99.40%	99.28%
Restricted common shares(1)	0.63%	0.72%	0.60%	0.72%
Total percentage of weighted-average shares	100.00%	100.00%	100.00%	100.00%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted-average common shares outstanding – Basic	77,599,803	78,237,199	77,956,159	78,197,091
Effect of dilutive shares(2)	295,671	137,810	287,136	169,053
Weighted average common shares outstanding – Diluted	77,895,474	78,375,009	78,243,295	78,366,144

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share amounts)
Adjusted net income allocation:
Adjusted net income	$38,225	$64,387	$147,354	$112,526
Less: Distributed and undistributed earnings allocated to restricted common shares(2)	(239)	(465)	(889)	(814)
Adjusted net income allocable to common shares – Basic and Diluted	$37,986	$63,922	$146,465	$111,712

Adjusted net income per common share – Basic	$0.49	$0.82	$1.88	$1.43

Adjusted net income per common share – Diluted	$0.49	$0.82	$1.87	$1.43

(1)
For the three months ended September 30, 2018 and 2017, distributed and undistributed earnings to restricted shares were 0.63% and 0.72%, respectively, of net income. For the nine months ended September 30, 2018 and 2017, distributed and undistributed earnings to restricted shares were 0.60% and 0.72%, respectively, of net income. The amount of restricted share forfeitures for all periods presented is immaterial to the allocation of distributed and undistributed earnings.

(2)	For all periods presented, dilutive shares represent contingently issuable shares.
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
A hypothetical 100-basis point increase/decrease in our variable interest rates would increase/decrease the minimum contracted rentals on our portfolio as of September 30, 2018 by $3.7 million and $3.7 million, respectively, over the next twelve months. As of September 30, 2018, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $2.6 million and $4.2 million, respectively, net of amounts received from our interest rate derivatives, over the next twelve months. In September 2016, we purchased an interest rate cap to hedge a portion of our floating rate interest exposure. The interest rate cap is set at 2% and has a current notional balance of $380.0 million and reduces over time to $215.0 million. The cap matures in September 2021.

ITEM 4.    CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2018. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Issuer Purchases of Equity Securities
In February 2016, our Board of Directors authorized the repurchase of $100.0 million of the Company’s common shares. During the third quarter of 2018, we purchased our common shares as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(Dollars in thousands, except per share amounts)
July 1 through July 31	58,030	$20.23	58,030	$82,222
August 1 through August 31	75,828	20.96	75,828	80,632
September 1 through September 30	930,317	20.64	930,317	61,427

Total	1,064,175	$20.64	1,064,175	$61,427

(1)
We repurchased an additional 952,488 common shares at a total cost of $19.2 million, including commissions, during October 2018. Under our current repurchase program, we have repurchased an aggregate of 2,872,873 common shares at an aggregate cost of $57.8 million, including commissions. The remaining dollar value of common shares that may be repurchased under the program is $42.2 million.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-134669) filed on July 25, 2006).

3.2	Amended Bye-laws, dated May 18, 2018. *

4.1	Specimen Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-134669) filed on July 25, 2006).

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

4.12
Sixth Supplemental Indenture, dated as of September 25, 2018, between Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 25, 2018).

10.1	Amendment No. 6 to Purchase Agreement COM0270-15, dated as of June 29, 2018, by and between Aircastle Holding Corporation and Embrarer S.A. *Ø

10.2
Retirement and Transition Agreement, dated September 17, 2018, for Michael L. Kriedberg (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2018).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	Owned Aircraft Portfolio at September 30, 2018. *

Exhibit No.	Description of Exhibit

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017; and (v) Notes to Unaudited Consolidated Financial Statements. *

*    Filed herewith.
Ø    Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 1, 2018

AIRCASTLE LIMITED
(Registrant)
By:	/s/ James C. Connelly
James C. Connelly
Chief Accounting Officer and Authorized Officer