Form 10-K
period 2018-12-31
Aircastle LTD
filed 2019-02-12
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the Registrant’s Common Shares based upon the closing price on the New York Stock Exchange on June 30, 2018 (the last business day of registrant’s most recently completed second fiscal quarter), beneficially owned by non-affiliates of the Registrant was approximately $1.13 billion. For purposes of the foregoing calculation, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and executive officers and shareholders owning 10% or more of the outstanding common shares of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.
As of February 8, 2019, there were 75,126,240 outstanding shares of the registrant’s common shares, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE

Documents of Which Portions Are Incorporated by Reference	Parts of Form 10-K into Which Portion Of Documents Are Incorporated
Proxy Statement for Aircastle Limited	Part III
2019 Annual General Meeting of Shareholders	(Items 10, 11, 12, 13 and 14)

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
Statements and information concerning our status as a Passive Foreign Investment Company (“PFIC”) for U.S. taxpayers are also available free of charge through our website under “Investors — Financial Information — SEC Filings”.
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

PART I
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
Aircastle acquires, leases, and sells commercial jet aircraft to airlines throughout the world. As of December 31, 2018, we owned and managed on behalf of our joint ventures 261 aircraft leased to 81 lessees located in 44 countries. Our aircraft are managed by an experienced team based in the United States, Ireland and Singapore. Our aircraft are subject to net leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs. In many cases, however, we are obligated to pay a portion of specified maintenance or modification costs. As of December 31, 2018, the net book value of our flight equipment (including flight equipment held for lease and net investment in finance and sales-type leases, or “net book value”) was $7.40 billion compared to $6.73 billion at the end of 2017. Our revenues and net income for the year ended December 31, 2018 were $890.4 million and $247.9 million, respectively, and for the fourth quarter of 2018 were $292.6 million and $103.8 million, respectively.
Growth in commercial air traffic is broadly correlated with world economic activity. In recent years, commercial air traffic growth has expanded at a rate 1.5 to 2 times that of global GDP growth. The expansion of air travel has driven a rise in the world aircraft fleet. There are currently approximately 22,000 commercial mainline passenger and freighter aircraft in operation worldwide. This fleet is expected to continue expanding at a three to four percent average annual rate over the next twenty years. Aircraft leasing companies own approximately 44% of the world’s commercial jet aircraft.
2018 showed strong growth in air traffic.  According to the International Air Transport Association, during 2018, global passenger traffic increased 6.5% compared to the same period in 2017. Demand for air travel varies by region. Emerging market economies have generally been experiencing greater increases in air traffic, driven by rising levels of per capita income leading to an increased propensity to fly. Mature markets, such as North America and Western Europe, have been growing more slowly in tandem with their economies. Air traffic growth is also being driven by the proliferation of low cost carriers, which have stimulated demand through lower prices. The outlook for airlines operating in areas with political instability or weakening economies is more uncertain. On balance, we believe air travel will increase over time and, as a result, we expect demand for modern aircraft will continue to remain strong over the long-term.
Notwithstanding the sector’s long-term growth, the aviation market is subject to economic variability due to changes in macroeconomic variables, such as interest rates, fuel price levels and foreign exchange rates. The aviation industry is also susceptible to external shocks, such as regional conflicts and terrorist events. Mitigating this risk is the portability of the assets, allowing aircraft to be redeployed to locations where there is demand.
Fuel prices and interest rates have had a substantial effect on our industry. After dropping to a low of $36 per barrel in December 2015, the price of fuel has risen to an average of $66 per barrel during 2018. While still below historic highs, higher fuel prices have impacted airline profitability. The prolonged low interest rate environment and the strong overall performance of the aircraft financing sector attracted significant new capital, increasing competition for new investments and putting pressure on margins and returns. Interest rates have started to rise in the U.S., with Federal Reserve guidance suggesting possible rate hikes in the Federal Funds rate going forward.
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

We believe capital market developments should generate attractive additional investment and trading opportunities for which we are well placed to capitalize given our access to different financing sources, our limited capital commitments and our reputation as a reliable trading partner. During 2018, we achieved investment grade credit ratings from Moody’s, Standard & Poor’s and Fitch. We believe being an investment grade issuer will reduce our borrowing costs and enable more reliable access to debt capital throughout the business cycle.
Our business approach is differentiated from those of other large leasing companies. Our investment strategy is to seek out the best risk-adjusted return opportunities across the commercial jet market, so the nature and volume of assets we buy will vary over time with market conditions. We plan to grow our business and profits over the long-term while maintaining a conservative, flexible capital structure. We prefer to have capital resources available to capture investment opportunities that arise in the context of changing market circumstances. As such, we limit large, long-term capital commitments and are therefore less reliant on orders for new aircraft from aircraft manufacturers as a source of new investments than many of our competitors.
Competitive Strengths
We believe that the following competitive strengths will allow us to capitalize on future growth opportunities in the global aviation industry:

•
Diversified portfolio of modern aircraft. We have a portfolio of modern aircraft that is diversified with respect to lessees, geographic markets, lease maturities and aircraft types. As of December 31, 2018, our aircraft portfolio consisted of 261 aircraft, comprised of a variety of aircraft types leased to 81 lessees located in 44 countries. Lease expirations for our owned aircraft are well dispersed, with a weighted-average remaining lease term of 4.5 years. This provides the company with a long-dated base of contracted revenues. We believe our focus on portfolio diversification reduces the risks associated with individual lessee defaults and adverse geopolitical or economic issues, and results in generally predictable cash flows.

•
Flexible, disciplined acquisition approach and broad investment sourcing network. Since our formation, we have acquired 470 aircraft for $15.4 billion. Our investment strategy is to seek out the best risk-adjusted return opportunities across the commercial jet market, so our acquisition targets vary with market opportunities. We source our acquisitions through well-established relationships with airlines, other aircraft lessors, manufacturers, financial institutions and other aircraft owners. Since our formation in 2004, we built our aircraft portfolio through more than 164 transactions with 94 counterparties.

•
Significant experience in successfully selling aircraft throughout their life cycle. Our team is adept at managing and executing the sale of aircraft. Since our formation, we sold 221 aircraft for $5.3 billion. These sales produced net gains of $323 million and involved a wide range of aircraft types and buyers. Of these aircraft, 147, or 67%, were over fourteen years old at the time of sale; many of these being sold on a part-out disposition basis, where the airframe and engines may be sold to various buyers. We believe our competence in selling older aircraft is one of the capabilities that sets us apart from many of our competitors.

•
Strong capital raising track record and access to a wide range of financing sources. Aircastle is a publicly listed company, and our shares have traded on the New York Stock Exchange (“NYSE”) since 2006. Since our inception in late 2004, we raised $1.7 billion in equity capital from private and public investors. Our largest shareholder is Marubeni Corporation (“Marubeni”), with whom we maintain a strong, strategic relationship. We also obtained $14.4 billion in debt capital from a variety of sources including the unsecured bond market, commercial banks, export credit agency-backed debt, and the aircraft securitization market. The diversity and global nature of our financing sources demonstrates our ability to adapt to changing market conditions and seize new opportunities.

•
Our capital structure provides investment flexibility. We have $1.05 billion available from unsecured revolving credit facilities that expire in 2021 and 2022, thereby limiting our near-term financial markets exposure. Given our relatively limited future capital commitments, we have the resources to take advantage of future investment opportunities. Our large unencumbered asset base and our unsecured revolving lines of credit give us access to the unsecured bond market, allowing us to pursue a flexible and opportunistic investment strategy.

•
Experienced management team with significant expertise. Each member of our management team has more than twenty years of industry experience and we have expertise in the acquisition, leasing, financing, technical management, restructuring/repossession and sale of aviation assets. This experience spans several industry cycles and a wide range of business conditions and is global in nature. We believe our management team is highly qualified to manage and grow our aircraft portfolio and to address our long-term capital needs.

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

Business Strategy
Aircraft owners have benefited from the low interest rate environment in recent years. Particularly strong conditions in the debt capital markets have provided select borrowers, including Aircastle, access to attractively priced, flexible financing. This provides us a competitive advantage over many airlines and lessors. Geopolitical and macroeconomic events may increase the cost of capital and limit its availability in the future, which may provide more attractive investment opportunities for Aircastle.
We plan to grow our business and profits over the long-term while limiting long-dated capital commitments and maintaining a conservative and flexible capital structure. Our business strategy entails the following elements:

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

•
Originating investments from many different sources across the globe. Our strategy is to seek out worthwhile investments by leveraging our team’s wide range of contacts. We utilize a multi-channel approach to sourcing acquisitions and have purchased aircraft from a large number of airlines, lessors, original equipment manufacturers, lenders and other aircraft owners. Since our formation in 2004, we have acquired aircraft from 94 different sellers.

•
Selling assets when attractive opportunities arise. We sell assets with the aim of realizing profits and reinvesting proceeds. We also use asset sales for portfolio management purposes, such as reducing lessee specific concentrations and lowering residual value exposures to certain aircraft types. Since our formation, we have sold aircraft to 65 buyers.

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

•
Leveraging our strategic relationships. We intend to capture the benefits provided through the extensive global contacts and relationships maintained by Marubeni, which is our biggest shareholder and is one of the largest Japanese trading companies. Marubeni has enabled greater access to Japanese-based financing and helped source and develop our joint venture with the leasing arm of the Industrial Bank of Japan, Limited.

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

•
Intending to pay quarterly dividends to our shareholders based on the Company’s sustainable earnings levels. Aircastle has paid dividends each quarter since our initial public offering in 2006. On October 30, 2018, our Board of Directors declared a regular quarterly dividend of $0.30 per common share, or an aggregate of $22.9 million for the three months ended December 31, 2018, which was paid on December 14, 2018 to holders of record on November 30, 2018. These dividend amounts may not be indicative of any future dividends. Our ability to pay quarterly dividends will depend upon many factors, including those as described in Item 1A. “Risk Factors” and elsewhere in this Annual Report.

Declaration Date	Dividend per Common Share	Aggregate Dividend Amount	Record Date	Payment Date
October 30, 2018	$0.30	$22,867	November 30, 2018	December 14, 2018
August 3, 2018	$0.28	$21,870	August 31, 2018	September 14, 2018
May 1, 2018	$0.28	$21,908	May 31, 2018	June 15, 2018
February 2, 2018	$0.28	$22,085	February 28, 2018	March 15, 2018
October 31, 2017	$0.28	$22,039	November 30, 2017	December 15, 2017
August 4, 2017	$0.26	$20,464	August 31, 2017	September 15, 2017
May 2, 2017	$0.26	$20,482	May 31, 2017	June 15, 2017
February 9, 2017	$0.26	$20,466	February 28, 2017	March 15, 2017
October 28, 2016	$0.26	$20,434	November 29, 2016	December 15, 2016
August 2, 2016	$0.24	$18,872	August 26, 2016	September 15, 2016
May 2, 2016	$0.24	$18,915	May 31, 2016	June 15, 2016
February 9, 2016	$0.24	$18,915	February 29, 2016	March 15, 2016
We believe our team’s capabilities in the global aircraft leasing market place us in a favorable position to explore new income-generating activities as capital becomes available for such activities. We intend to continue to focus our efforts on investment opportunities in areas where we believe we have competitive advantages and on transactions that offer attractive risk/return profiles. There can be no assurance, however, that we will be able to access capital on a cost-effective basis and a failure to do so could have a material adverse effect on our business, financial condition or results of operations.
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
Finance
We believe that cash on hand, payments received from lessees and other funds generated from operations, unsecured borrowings, borrowings from our revolving credit facilities, secured borrowings for aircraft, and other borrowings and proceeds from future aircraft sales will be sufficient to satisfy our liquidity and capital resource needs over the next twelve months. We may repay all or a portion of such borrowings from time to time with the net proceeds from subsequent long-

term debt financings, additional equity offerings or cash generated from operations and asset sales. Therefore, our ability to execute our business strategy, particularly the acquisition of additional commercial jet aircraft or other aviation assets, depends to a significant degree on our ability to obtain additional debt and equity capital on terms we deem attractive.
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
Aircraft Leases
Nearly all of our aircraft are contracted on operating leases. Under an operating lease, we retain the benefit, and bear the risk, of re-leasing and of the residual value of the aircraft at the end of the lease. Operating leasing can be an attractive alternative to ownership for an airline because leasing increases an airline’s fleet flexibility, requires lower capital commitments, and significantly reduces aircraft residual value risks for the airline. Under an operating lease, the lessee agrees to lease an aircraft for a fixed term, although certain of our operating leases allow the lessee the option to extend the lease for an additional term or, in rare cases, terminate the lease prior to its expiration. As a percentage of lease rental revenue for the year ended December 31, 2018, our three largest customers, Avianca Brazil, Lion Air and South African Airways, accounted for 7%, 6% and 5%, respectively.
In the fourth quarter of 2018, we terminated our leases with Avianca Brazil and were granted a repossession order.  Subsequently, the airline filed for the equivalent of bankruptcy protection and was granted a stay on repossessions, which was recently extended until mid-April 2019.  Despite extending the stay, the airline is required to resume making payments, beginning February 1, 2019.  Aircastle intends to continue to aggressively pursue its rights, including an appeal of the court’s decision.
The scheduled maturities of our aircraft leases by aircraft type grouping currently are as follows, taking into account lease placement and renewal commitments as of February 8, 2019:

	2019	2020	2021	2022	2023	2024	2025	2026	2027	2028	2029	Off-Lease(1)	Sale Agreement	Total
A319/A320/A320N/A321	1	17	16	11	12	29	9	5	—	2	—	11	20	133
A330-200/300	—	1	5	—	2	1	3	2	4	—	—	2	—	20
737-700/800/900ER	5	8	6	18	11	14	5	4	4	—	5	—	—	80
777-200ER/300ER	—	—	—	—	1	—	2	2	1	—	—	—	—	6
E195	—	—	—	—	3	2	—	—	—	—	—	—	—	5
Freighters	—	—	—	—	1	2	—	—	—	1	—	—	—	4
Total	6	26	27	29	30	48	19	13	9	3	5	13	20	248
______________

(1)	Consisted of eleven Airbus A320-200 and two Airbus A330-200 aircraft which we are marketing for lease or sale.
2019 Lease Expirations and Lease Placements
We began 2019 with nineteen aircraft having scheduled lease expirations in 2019 and fifteen off-lease aircraft, including the eleven Avianca Brazil aircraft. As of February 8, 2019, we have agreements to lease fifteen of these aircraft. Of the remaining nineteen aircraft, which account for 8.3% of our net book value at December 31, 2018, we expect that the ten narrow-body aircraft with Avianca Brazil will be placed on lease after repossession and five aircraft will be sold at lease end, with the remaining four aircraft still to be placed.

2020-2023 Lease Expirations and Lease Placements
Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in the period 2020-2023, representing the percentage of our net book value at December 31, 2018, specified below:

•	2020: 26 aircraft, representing 7%;

•	2021: 27 aircraft, representing 10%;

•	2022: 29 aircraft, representing 9%; and

•	2023: 30 aircraft, representing 11%.
Lease Payments and Security. Each of our leases requires the lessee to pay periodic rentals during the lease term. As of December 31, 2018, rentals on more than 93% of our leases then in effect, as a percentage of net book value, are fixed and do not vary according to changes in interest rates. For the remaining leases, rentals are payable on a floating interest-rate basis. Virtually all lease rentals are payable monthly in advance, and all lease rentals are payable in U.S. dollars.
Under our leases, the lessee must pay operating expenses accrued or payable during the term of the lease, which normally include maintenance, overhaul, fuel, crew, landing, airport and navigation charges, certain taxes, licenses, consents and approvals, aircraft registration and insurance premiums. Typically, the lessee is required to make payments for heavy maintenance, overhaul or replacement of certain high-value components of the aircraft. These maintenance payments are based on hours or cycles of utilization or on calendar time, depending upon the component, and are either made monthly in arrears or at the end of the lease term. Our determination of whether to permit a lessee to make a single maintenance payment at the end of the lease term, or requiring such payments to be made monthly, depends on a variety of factors, including the creditworthiness of the lessee, the amount of security deposit which may be provided by the lessee and market conditions at the time. If a lessee is making monthly maintenance payments, we would typically be obligated to use the funds paid by the lessee during the lease term to reimburse the lessee for costs they incur for heavy maintenance, overhaul or replacement of certain high-value components, usually following completion of the relevant work. If a lease requires an end of lease term maintenance payment, the lessee would typically be required to pay us for its utilization of the aircraft during the lease. In some cases, however, we may owe a net payment to the lessee in the event heavy maintenance is performed and the aircraft is returned to us in better condition than at lease inception.
Many of our leases also contain provisions requiring us to pay a portion of the cost of modifications to the aircraft performed by the lessee at its expense if such modifications are mandated by recognized airworthiness authorities. Typically, these provisions would set a threshold, below which the lessee would not have a right to seek reimbursement and above which we may be required to pay a portion of the cost incurred by the lessee. The lessees are obliged to remove liens on the aircraft other than liens permitted under the leases.
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
We source and service investments for our joint ventures with Ontario Teachers’ Pension Plan (“Lancaster”) and IBJ Air and provide marketing, asset management and administrative services to them. We are paid market based fees for these services, which are recorded in Other revenue in our Consolidated Statements of Income.
We believe we have a world class servicing platform and may also pursue opportunities to capitalize on these capabilities such as providing aircraft management services for third party aircraft owners.
Competition
The aircraft leasing and trading industry is highly competitive with a significant number of active participants. We face competition for the acquisition of aircraft, for the placement of aircraft and for the sale of aircraft which we may wish to divest.
Competition for aircraft acquisitions comes from many sources, ranging from large established aircraft leasing companies to smaller players and new entrants. Competition has increased across most asset types and has drawn many new investors to our business.
Larger lessors are generally more focused on acquiring new aircraft via purchase and lease-back transactions with airlines and through direct orders with the original equipment manufacturers. These larger lessors include GE Capital Aviation Services, AerCap Holdings, Air Lease Corporation, Aviation Capital Group, SMBC Aviation Capital, BOC Aviation, Avolon Holdings and Dubai Aerospace Enterprise. In addition, several major Asian financial institutions’ leasing subsidiaries are aggressively pursuing business, including Industrial and Commercial Bank of China (“ICBC”) and China Development Bank (“CDB”). In August 2017, Dubai Aerospace Enterprise completed its acquisition of AWAS. In December 2017, Tokyo Century Corporation, part of the Mizuho Group, acquired a 20% interest in Aviation Capital Group. In November 2018, ORIX Aviation Systems acquired 30% of Avolon Holdings from Bohai Leasing.
Competition for mid-aged and older aircraft typically comes from other competitors that, in many cases, rely on private equity or hedge fund capital sources. Such competitors include Carlyle Aviation Partners, Deucalion, Castlelake, Alterna Capital Partners and other players funded by alternative investment funds and companies. These companies are typically fund-based, rather than having permanent capital structures, and have benefited from the substantially improved availability of debt financing for mid-aged aircraft.
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
Employees
As of December 31, 2018, we had 109 employees. None of our employees are covered by a collective bargaining agreement, and we believe that we maintain excellent employee relations. We provide certain employee benefits, including retirement benefits, and health, life, disability and accident insurance plans.
Insurance
We require our lessees to carry general third-party legal liability insurance, all-risk aircraft hull insurance (both with respect to the aircraft and with respect to each engine when not installed on our aircraft) and war-risk hull and legal liability insurance. We are named as an additional insured on liability insurance policies carried by our lessees, and we or one of our lenders would typically be designated as a loss payee in the event of a total loss of the aircraft. We maintain contingent hull and liability insurance coverage with respect to our aircraft which is intended to provide coverage for certain risks, including the risk of cancellation of the hull or liability insurance maintained by any of our lessees without notice to us, but which excludes coverage for other risks such as the risk of insolvency of the primary insurer or reinsurer.
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
Government Regulation
The air transportation industry is highly regulated.  In general, we are not directly subject to most air transportation regulations because we do not operate aircraft. In contrast, our lessees are subject to extensive, direct regulation under the laws of the jurisdictions in which they are registered and where they operate. Such laws govern, among other things, the registration, operation, security, and maintenance of our aircraft, as well as environmental and financial oversight regulation of their operations.
Our customers may also be subject to noise or emissions regulations in the jurisdictions in which they operate our aircraft. In July 2016, the U.S. Environmental Protection Agency (“EPA”) determined that Greenhouse Gas (“GHG”) emissions from certain aircraft engines contribute to climate change and endangers the public’s health and the environment. The findings are for carbon dioxide (“CO2”), methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons, and sulfur hexafluoride. At that time, the EPA indicated its intention to promulgate new rules to adopt GHG standards promulgated by the International Civil Aviation Organization (“ICAO”). In October 2016, ICAO adopted a global market-based measure to control CO2 emissions from international aviation. The pilot phase of this measure will begin in 2021, and the mandatory phase begins in 2027. In June 2017, the United States indicated that it is reviewing whether it will remain fully committed to the ICAO rules. No firm date for conclusion of this review has been announced. In addition, European countries generally have strict environmental regulations, and, in particular, the European Union (“E.U.”) has included flights originating or landing in the E.U. in the European Emissions Trading Scheme (“ETS”). The United States, China and other countries continue to oppose the inclusion of aviation emissions in ETS. Other environmental regulations our customers may be subject to include those relating to discharges to surface and subsurface waters, management of hazardous substances, oils, and waste materials, and other regulations affecting their aircraft operations.
Subsequent Events
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure since the balance sheet date of December 31, 2018 through the date of this filing, the date on which the consolidated financial statements included in this Form 10-K were issued.

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

•
economic conditions, including recession, financial system distress and currency fluctuations in the countries and regions in which the lessee operates or from which the lessee obtains financing, including the uncertainty and any negative macroeconomic effects associated with the U.S. government shutdown;

•	aircraft accidents;

•	the continuing availability of government support, whether through subsidies, loans, guarantees, equity investments or otherwise;

•	changing political conditions, including risk of rising protectionism, restrictions on immigration or imposition of new trade barriers;

•	geopolitical and other events, including war, acts or threats of terrorism, outbreaks of epidemic diseases and natural disasters;

•	cyber risk, including information hacking, viruses and malware; and

•	governmental regulation of, or affecting the air transportation business, including noise regulations, emissions regulations, climate change initiatives, and aircraft age limitations.
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
We bear the risk of re-leasing or selling or otherwise disposing of our aircraft in order to continue to generate income. In certain cases we commit to purchase aircraft that are not subject to lease and therefore are subject to lease placement risk. Because only a portion of an aircraft’s value is covered by contractual cash flows from an operating lease, we are exposed to the risk that the residual value of the aircraft will not be sufficient to permit us to fully recover or realize a gain on our investment in the aircraft and to the risk that we may have to record impairment charges. Further, our ability to re-lease, lease or sell aircraft on favorable terms, or at all, or without significant off-lease time and transition costs is likely to be adversely impacted by risks affecting the airline industry generally.
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
If anticipated aircraft lease cash flows or sales values worsen due to a decline in market conditions, or if a lessee defaults, we may have to reassess the carrying value of one or more of our aircraft. As aircraft approach the end of their economic useful lives, their carrying values may be more susceptible to non-recoverable declines in value because such assets will have a shorter opportunity in which to benefit from a market recovery. We monitor our fleet for aircraft that are more susceptible to failing our recoverability assessments within one year due to their sensitivity to changes in contractual cash flows, future cash flow estimates and aircraft residual or scrap values. As of December 31, 2018, no aircraft were on our monitoring list.
Our ability to obtain debt financing and our cost of debt financing is, in part, dependent upon our credit ratings and a credit downgrade or being put on negative watch could adversely impact our financial results.
Maintaining our credit ratings depends in part on strong financial results and in part on other factors, including the outlook of the ratings agencies on our sector and on the market generally. A credit rating downgrade or being put on negative watch may make it more difficult or costly for us to raise debt financing in the unsecured bond market, or may result in higher pricing or less favorable terms under other financings. Credit rating downgrades or being put on negative watch may make it more difficult and/or more costly to satisfy our funding requirements. In addition, any future tightening or regulation of financial institutions (such as Basel 4), including increasing capital reserves, could impact our ability to raise funds in the commercial bank loan market in the future.
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
On October 30, 2018, our Board of Directors declared a regular quarterly dividend of $0.30 per common share, or an aggregate of $22.9 million, which was paid on December 14, 2018 to holders of record on November 30, 2018. This dividend may not be indicative of the amount of any future quarterly dividends. Our ability to pay, maintain or increase cash dividends to our shareholders is subject to the discretion of our Board of Directors and will depend on many factors, including: our ability to comply with financial covenants in our financing documents that limit our ability to pay dividends and make certain other restricted payments; the difficulty we may experience in raising, and the cost of, additional capital and our ability to finance our aircraft acquisition commitments; our ability to re-finance our long-term financings; our ability to negotiate and enforce favorable lease rates and other contractual terms; the level of demand for our aircraft in the lease placement or sales markets; the economic condition of the commercial aviation industry generally; the financial condition and liquidity of our lessees; unexpected or increased aircraft maintenance or other expenses; the level and timing of capital expenditures, principal repayments and other capital needs; maintaining our credit ratings, our results of operations, financial condition and liquidity; legal restrictions on the payment of dividends, including a statutory dividend test and other limitations under Bermuda law; and general business conditions and other factors that our Board of Directors deems relevant. Some of these factors are beyond our control. In the future, we may choose to not pay dividends or may not be able to pay dividends, maintain our current level of dividends, or increase them over time. The failure to maintain or pay dividends may adversely affect our share price.
We are subject to risks related to our indebtedness that may limit our operational flexibility and our ability to compete with our competitors.
As of December 31, 2018, our total indebtedness was $4.8 billion, representing approximately 70.3% of our total capitalization. Aircastle Limited is either the principal obligor or has guaranteed most of this indebtedness, and we are responsible on a full recourse basis for timely payment when due and compliance with covenants under the related debt documentation. As a result of our substantial amount of indebtedness, we may be unable to generate sufficient cash to pay, when due, the principal of, interest on or other amounts due with respect to our indebtedness, and our substantial amount of indebtedness may increase our vulnerability to adverse economic and industry conditions, reduce our flexibility in planning for or reaction to changes in the business environment or in our business or industry, and adversely affect our cash flow and our ability to operate our business and compete with our competitors.
Our indebtedness subjects us to certain risks, including:

•
18% of our net book value serves as collateral for our secured indebtedness, and the terms of certain of our indebtedness require us to use proceeds from sales of aircraft, in part, to repay amounts outstanding under such indebtedness;

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
General Data Protection Regulation (“GDPR”) took effect on May 25, 2018, requiring us to protect the privacy of certain personal data of EU citizens. While we have implemented processes and controls to comply with GDPR requirements, the manner in which the EU will interpret and enforce certain provisions remains unclear and we could incur significant fines of up to 4% of worldwide revenue, individual damages and reputational risks if the EU determines that our controls and processes are ineffective and we have failed to adequately comply with the requirements.
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
The supply and demand for aircraft is affected by various cyclical and non-cyclical factors that are not under our control, including:

•	passenger and air cargo demand;

•	operating costs, including fuel costs, and general economic conditions affecting our lessees’ operations;

•	interest rates;

•	foreign exchange rates;

•	the availability of credit;

•	airline restructurings and bankruptcies;

•	changes in control of, or restructurings of, other aircraft leasing companies;

•	manufacturer production levels and technological innovation;

•	discounting by manufacturers on aircraft types nearing end of production;

•	manufacturers merging, exiting the industry or ceasing to produce aircraft types;

•	new-entrant manufacturers producing additional aircraft models, or existing manufacturers producing newly engined aircraft models or new aircraft models, in competition with existing aircraft models;

•	geopolitical events, including war, prolonged armed conflict and acts of terrorism;

•	governmental regulation;

•
climate change initiatives, technological change, aircraft noise and emissions regulations, aircraft age limits and other factors leading to reduced demand for, early retirement or obsolescence of aircraft models;

•	tariffs and other restrictions on trade;

•	outbreaks of communicable diseases and natural disasters;

•	reintroduction into service of aircraft previously in storage; and

•	airport and air traffic control infrastructure constraints.
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
In addition to factors linked to the aviation industry generally, other factors that may affect the value and lease rates of our aircraft include:

•	the age of the aircraft;

•	the particular maintenance and operating history of the airframe and engines;

•	the number of operators using that type of aircraft;

•	whether the aircraft is subject to a lease and, if so, whether the lease terms are favorable to us;

•	the demand for and availability of such aircraft at any given time;

•	applicable airworthiness directives or manufacturer’s service bulletins that have not yet been performed to the aircraft;

•	grounding orders or other regulatory action that could prevent or limit utilization of our aircraft;

•	any regulatory and legal requirements that must be satisfied before the aircraft can be purchased, sold or re-leased; and

•	compatibility of our aircraft configurations or specifications with those desired by the operators of other aircraft of that type.
Any decrease in the values of and lease rates for commercial aircraft which may result from the above factors or other unanticipated factors may have a material adverse effect on our financial results and growth prospects.
The advent of superior aircraft technology and higher production levels could cause our existing aircraft portfolio to become outdated and therefore less desirable.
As manufacturers introduce technological innovations and new types of aircraft, including the Boeing 787, the Airbus A350, the Airbus A220 (formerly the Bombardier C series) and re-engined and/or replacement types for the Boeing 737, Boeing 777, Airbus A320, Airbus A330 and Embraer E-Jet families of aircraft, certain aircraft in our existing aircraft portfolio may become less desirable to potential lessees or purchasers. This next generation of aircraft is expected to deliver improved fuel consumption and reduced noise and emissions with lower operating costs compared to current-technology aircraft. The Boeing 787 and 737 Max and the Airbus A350, A320neo and A220 are all currently in production. The first deliveries for the Airbus A330neo and Embraer’s second generation of E-Jets, the E2 family, began in 2018. The Boeing 777X is expected to enter service in 2020. Additionally, Commercial Aircraft Corporation of China Ltd., Mitsubishi and Russia’s United Aircraft Corporation are developing aircraft models that will compete with the Airbus A319, the Boeing 737 and the Embraer E-Jet.
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
In addition to noise restrictions, the U.S. and other jurisdictions have imposed limits on aircraft engine emissions, such as NOx, CO and CO2, consistent with current ICAO standards. European countries have relatively strict environmental regulations that can restrict operational flexibility and decrease aircraft productivity.  The E.U. has included the aviation sector in its emissions trading scheme (“ETS”), and has attempted to apply the ETS to flights outside of European airspace. This effort has been opposed by the U.S. and other countries. The E.U. suspended the ETS for flights from or to non- European countries in 2013, and in December 2017 further extended that suspension until December 2023. ICAO has adopted a resolution developing a global market-based measure to control CO2 emission from international aviation, which begins in 2021. As noted above, the U.S. EPA announced in 2016 its intent to promulgate and adopt a rule to incorporate these new standards into domestic law, although that decision is now under review.
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
In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Additionally, older aircraft typically are less fuel-efficient than newer aircraft and may be more difficult to re-lease or sell, particularly if, due to increasing production rates by aircraft manufacturers or airline insolvencies or other distress, older aircraft are competing with newer aircraft in the lease or sale market. Expenses like fuel, aging aircraft inspections, maintenance or modification programs and related airworthiness directives could make the operation of older aircraft less economically viable and may result in increased lessee defaults. We may also incur some of these increased maintenance expenses and regulatory costs upon acquisition or re-leasing of our aircraft. Re-leasing larger wide-body aircraft may result in higher reinvestment and maintenance expenditures than re-leasing narrow-body aircraft.
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
Risks Related to our Order of New Embraer E-Jet E2 Aircraft
We have lease commitments for three of the 25 Embraer E-Jet E2 aircraft that we contracted to purchase from Embraer and are scheduled for delivery between the third quarter of 2020 and fourth quarter of 2021. We do not yet have lease commitments for the remaining deliveries nor have we put financing in place for any of the Embraer E-Jet E2 aircraft deliveries. Our ability to lease these aircraft on favorable terms, if at all, may be adversely affected by desirability of this new aircraft type and risks to the commercial airline industry generally. If we are unable to obtain commitments for the remaining deliveries or the necessary financing, if needed, or otherwise satisfy our contractual obligations to Embraer, we will be subject to several potential risks, including:

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
In addition, the Embraer E-Jet E2 is a new aircraft variant and first entered service in April 2018. The Embraer E-Jet E2 aircraft incorporates a modified version of the recently introduced Pratt & Whitney geared turbofan engine, which is now in production. Airframe and engine manufacturers have occasionally experienced delays and technical difficulties in bringing new aircraft and engine types to market. If any aircraft for which we have made future lease commitments is delayed or if Embraer is unable to produce the aircraft in compliance with the performance specifications, some or all of our affected lessees might be able to terminate their leases with respect to such aircraft. Our purchase agreement with Embraer and the anticipated future leases for these aircraft contain certain cancellation rights related to delays in delivery. Any such termination could strain our relations with those lessees going forward. Lastly, we will rely on Embraer to return any advance deposits and progress payments if they are unable to meet their obligations to us, and we may not be able to recover such amounts if Embraer defaults or becomes insolvent. In November 2017, Airbus and Bombardier announced a partnership for the C-series aircraft (now known as the Airbus A220 model), which competes with the E-Jet E2. In December 2018, Boeing and Embraer announced a strategic partnership, which is subject to government approval. No assurance can be given that the Boeing and Embraer strategic partnership will receive government approval, and that even if the transaction is consummated, what the implications could be for our commitments and the E-Jet E2 program. Any of these events could materially and adversely affect our financial results and operations.
Risks Related to Our Leases
If lessees are unable to fund their maintenance obligations on our aircraft, we may incur increased costs at the conclusion of the applicable lease.
The standards of maintenance observed by the various lessees and the condition of the aircraft at the time of lease or sale may affect the future values and rental rates for our aircraft.
Under our leases, the relevant lessee is responsible for maintaining the aircraft and complying with all governmental requirements applicable to the lessee and the aircraft, including, without limitation, operational, maintenance, and registration requirements and airworthiness directives, although in certain cases we may agree to share certain of these costs. Failure of a lessee to perform required aircraft maintenance or required airworthiness directives could result in a decrease in value of such aircraft, an adverse effect on our ability to lease the aircraft at favorable rates or at all, or a potential grounding of such aircraft, and will likely require us to incur increased maintenance and modification costs upon the expiration or earlier termination of the applicable lease, which could be substantial, to restore such aircraft to an acceptable condition. If any of our aircraft are not subject to a lease, we would be required to bear the entire cost of maintaining that aircraft and performing any required airworthiness directives.
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
Emerging markets are countries which may be more vulnerable to economic and political problems, such as significant fluctuations in gross domestic product, interest and currency exchange rates, civil disturbances, government instability, nationalization and expropriation of private assets, unfavorable legal systems, change in law regarding recognition of contracts or ownership rights, changes in governments or government policy and the imposition of taxes or other charges by governments. The occurrence of any of these events in markets served by our lessees and the resulting instability may adversely affect our ownership interest in an aircraft or the ability of lessees which operate in these markets to meet their lease obligations and these lessees may be more likely to default than lessees that operate in developed economies. For the year ended December 31, 2018, 54 of our lessees, which operated 142 aircraft and generated 68% of our lease rental revenue, are domiciled or habitually based in emerging markets.
Risks Related to Our Lessees
Lessee defaults could materially adversely affect our business, financial condition and results of operations.
As a general matter, airlines with weak capital structures are more likely than well-capitalized airlines to seek operating leases, and, at any point in time, investors should expect a varying number of lessees and sub-lessees to experience payment difficulties. As a result of their weak financial condition and lack of liquidity, a portion of lessees over time may be significantly in arrears in their rental or maintenance payments. This is likely to be the case in the future, particularly in a difficult economic or operating environment. Liquidity issues are more likely to lead to airline failures in the context of financial system distress, volatile fuel prices, and economic slowdown, with additional liquidity being more difficult and expensive to source. Given the size of our aircraft portfolio, we expect that from time to time some lessees will be slow in making, or will fail to make, their payments in full under their leases.
We may not correctly assess the credit risk of a lessee or may not be in a position to charge risk-adjusted lease rates, and lessees may not be able to continue to perform their financial and other obligations under our leases in the future. A delayed, reduced or missed rental payment from a lessee decreases our revenues and cash flow and may adversely affect our ability to make payments on our indebtedness or to comply with debt service coverage or interest coverage ratios. A default, delay or deferral of payments from a lessee where we have a significant exposure or concentration risk could have a materially adverse impact on our revenue and cash flows. We may experience some level of delinquency under our leases and default levels may increase over time, particularly as our aircraft portfolio ages and if economic conditions deteriorate. A lessee may experience periodic difficulties that are not financial in nature, which could impair its performance of maintenance obligations under the leases. These difficulties may include the failure to perform required aircraft maintenance and labor-management disagreements or disputes.
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
When a lessee is late in making payments, fails to make payments in full or in part under the lease or has otherwise advised us that it will in the future fail to make payments in full or in part under the lease, we may elect to or be required to restructure the lease. Restructuring may involve anything from a simple rescheduling of payments to the termination of a lease without receiving all or any of the past due amounts. If requests for payment restructuring or rescheduling are made and granted, reduced or deferred rental payments may be payable over all or some part of the remaining term of the lease, and the terms of any revised payment schedules may be unfavorable or such payments may not be made. We may be unable to agree upon acceptable terms for any requested restructurings and as a result may be forced to exercise our remedies under those leases and we may be unable to repossess our aircraft on a timely basis. If we, in the exercise of our remedies, repossess the aircraft, we may not be able to re-lease the aircraft promptly at favorable rates, or at all.
The terms and conditions of payment restructurings or reschedulings, particularly involving lessees where we have significant exposure or concentration risk, may result in significant reductions of rental payments, which may adversely affect our cash flows or our financial results.

Significant costs resulting from lease defaults could have a material adverse effect on our business.
While we have the right to repossess the aircraft and to exercise other remedies upon a lessee default, repossession of an aircraft after a lessee default would lead to significantly increased costs for us. Those costs include legal and other expenses of court or other governmental proceedings, particularly if the lessee is contesting the proceedings or is in bankruptcy, and costs to obtain possession and/or de-registration of the aircraft and flight and export permissions. Delays resulting from any of these proceedings would increase the period of time during which the relevant aircraft is not generating revenue. We may also incur substantial maintenance, refurbishment or repair costs that a defaulting lessee has failed to incur or pay and that are necessary to put the aircraft in suitable condition for re-lease or sale. We may be required to pay off liens, claims, taxes and other governmental charges on the aircraft to obtain clear possession and to remarket the aircraft for re-lease or sale. We may also incur maintenance, storage or other costs while we have physical possession of the aircraft.
We may suffer other adverse consequences as a result of a lessee default and the termination of the lease and the repossession of the related aircraft. Our rights upon a lessee default vary significantly depending upon the jurisdiction, including the need to obtain a court order for repossession of the aircraft and/or consents for de-registration or re-export of the aircraft. When a defaulting lessee is in bankruptcy, protective administration, insolvency or similar proceedings, additional limitations may apply. Certain jurisdictions give rights to the trustee in bankruptcy or a similar officer to assume or reject the lease or to assign it to a third party, or entitle the lessee or another third party to retain possession of the aircraft without paying lease rentals or without performing all or some of the obligations under the relevant lease. There can be no assurance that jurisdictions that have adopted the Cape Town Convention, which provides for uniformity and certainty for repossession of aircraft, will enforce it as written. Certain of our lessees are owned in whole or in part by government-related entities, which could complicate our efforts to repossess the relevant aircraft. Accordingly, we may be delayed in, or prevented from, enforcing certain of our rights under a lease and in re-leasing or selling the affected aircraft.
If we repossess an aircraft, we may not necessarily be able to export or de-register and profitably redeploy the aircraft. When a lessee or other operator flies only domestic routes in the jurisdiction in which the aircraft is registered, repossession may be more difficult, especially if the jurisdiction permits the lessee or the other operator to resist de-registration. Significant costs may also be incurred in retrieving or recreating aircraft records required for registration of the aircraft and obtaining a certificate of airworthiness for the aircraft. A default and exercise of remedies involving a lessee where we have a significant exposure or concentration risk could have a materially adverse impact on our future revenue and cash flows.
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
As a result of economic conditions, significant volatility in oil prices and financial markets distress, airlines may be forced to reorganize. In the past, airlines involved in reorganizations have undertaken substantial fare discounting to maintain cash flows and to encourage continued customer loyalty. Such fare discounting can lead to lower profitability for all airlines. Bankruptcies and reduced demand may lead to the grounding of significant numbers of aircraft and negotiated reductions in aircraft lease rental rates, with the effect of depressing aircraft market values.  Additional grounded aircraft and lower market values would adversely affect our ability to sell certain of our aircraft on favorable terms, or at all, or re-lease other aircraft at favorable rates comparable to the then current market conditions, which collectively would have an adverse effect on our financial results. We may not recover any of our claims or damages against an airline under bankruptcy or insolvency protection.

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
European Concentration
Thirty-one lessees in Europe accounted for 87 aircraft, totaling 27% of the net book value of our aircraft at December 31, 2018. Five lessees, accounting for 30 aircraft, are based in the U.K. The final terms of the U.K.’s departure from the E.U. remain unclear and could potentially negatively impact carriers based in the U.K. and to a lesser extent elsewhere in the E.U.
Asian Concentration
Twenty-three lessees in Asia accounted for 78 aircraft totaling, 36% of the net book value of our aircraft at December 31, 2018. Growth in Asia has been strong, driven in large part by Southeast Asia and India. Eight lessees accounting for 25 aircraft are based in Southeast Asia and four lessees accounting for 26 aircraft are based in India. There is also risk of oversupply in the future driven by large outstanding order books of certain Southeast Asian and Indian carriers as well as infrastructure constraints. In general, Asian airlines continue to face competition from new entrants and the growth of low cost carriers in the region.
North American Concentration
Eleven lessees in North America accounted for 35 aircraft, totaling 10% of the net book value of our aircraft at December 31, 2018. Consolidation among major airlines in the U.S. has helped drive capacity discipline and pricing power.
South American Concentration
Nine lessees in South America accounted for 16 aircraft, totaling 10% of the net book value of our aircraft at December 31, 2018. Two lessees in Brazil accounted for fourteen aircraft, totaling 8% of the net book value of our aircraft at December 31, 2018. One of these carriers, Avianca Brazil, sought bankruptcy protection in December 2018. We are currently in the process of recovering the aircraft that had been on lease to Avianca Brazil.
Middle East and African Concentration
Eight lessees in the Middle East and Africa accounted for seventeen aircraft totaling 8% of the net book value of our aircraft at December 31, 2018.

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
The effects of terrorist attacks and geopolitical conditions might adversely impact the financial condition of the airlines and our lessees might not be able to meet their lease payment obligations.
War, armed hostilities or terrorist attacks, or the fear of such events, could decrease demand for air travel or increase the operating costs of our customers. Terrorist incidents and other international tensions may lead to regional or broader international instability. Future terrorist attacks, war or armed hostilities, large protests or government instability, or the fear of such events, could further negatively impact the airline industry and may have an adverse effect on the financial condition and liquidity of our lessees, aircraft values and rental rates and may lead to lease restructurings or aircraft repossessions, all of which could adversely affect our financial results.
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
Economic conditions and regulatory changes resulting from the United Kingdom’s (“U.K.”) probable exit from the E.U. could have an adverse effect on our business.
In June 2016, voters in the U.K. approved a referendum to exit from the E.U., known as Brexit. The effects of Brexit on us will depend on the resulting agreements regarding trade and travel made between the U.K. and the E.U.
Brexit could result in adverse consequences, such as instability in financial markets, deterioration in economic conditions, volatility in currency exchange rates or adverse impact to air travel and the air freight market.  These impacts may negatively impact the airline and finance industries and may have an adverse effect on our ability to borrow, the financial condition of our lessees, aircraft values and rental rates and may lead to lease restructurings or aircraft repossessions, all of which could adversely affect our financial results. The conditions under which the U.K. leaves the E.U., and even whether it ultimately does, are still being negotiated. The final results of the negations remain unclear and could span a broad range of potential outcomes.

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

As of February 8, 2019, Marubeni owns 21,605,347 shares, or 28.8% of our common shares. Although the Shareholder Agreement, dated as of June 6, 2013, among us, Marubeni and a subsidiary of Marubeni (as amended and restated from time to time, the “Shareholder Agreement”), imposes certain restrictions on Marubeni’s and its affiliates’ ability to make additional acquisitions of our common shares, Marubeni, nonetheless, may be able to influence fundamental corporate matters and transactions, including the election of directors; mergers or amalgamations (subject to prior board approval); consolidations or acquisitions; the sale of all or substantially all of our assets; in certain circumstances, the amendment of our bye-laws; and our winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by our other shareholders. The interests of Marubeni may not always coincide with our interests or the interests of our other shareholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of our company. Also, Marubeni may seek to cause us to take courses of action that, in its judgment, could enhance its investment in us, but which might involve risks to our other shareholders or adversely affect us or our other shareholders. In addition, under the Shareholder Agreement, based on the current ownership of our common shares by Marubeni and the current size of our Board of Directors, Marubeni is entitled to designate three directors for election to our Board of Directors. As a result of these or other factors, the market price of our common shares could decline or shareholders might not receive a premium over the then-current market price of our common shares upon a change in control. In addition, this concentration of share ownership may adversely affect the trading price of our common shares because investors may perceive disadvantages in owning shares in a company with a significant shareholder.
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
Our joint ventures may have an adverse effect on our business.
Our joint ventures involve significant risks that may not be present with other methods of ownership, including:

•	we may not realize a satisfactory return on our investment or the joint ventures may divert management’s attention from our business;

•	our joint venture partners could have investment goals that are not consistent with our investment objectives, including the timing, terms and strategies for any investments;

•	our joint venture partners might fail to fund their share of required capital contributions or fail to fulfill their obligations as a joint venture partner;

•	decisions of our partners to sell aircraft in one of our joint ventures may have an impact on our financial performance; and

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
As of February 8, 2019, there were 75,126,240 shares issued and outstanding, all of which are freely transferable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Approximately 28.8% of our outstanding common shares are held by our affiliate, Marubeni, and can be resold into the public markets in the future in accordance with the requirements of Rule 144 under the Securities Act.
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
As of February 8, 2019, we had an aggregate of 149,683,900 common shares authorized but unissued and not reserved for issuance under our incentive plan. We may issue all of these common shares without any action or approval by our shareholders. We intend to continue to actively pursue acquisitions of aviation assets and may issue common shares in connection with these acquisitions. Any common shares issued in connection with our acquisitions, our incentive plan, and the exercise of outstanding share options or otherwise would dilute the percentage ownership held by existing shareholders.

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
Bermuda Economic Substance Act 2018
During 2017, the European Union (“EU”) Economic and Financial Affairs Council (“ECOFIN”) released a list of non-cooperative jurisdictions for tax purposes. The stated aim of this list, and accompanying report, was to promote good governance worldwide in order to maximize efforts to prevent tax fraud and tax evasion. Bermuda was not on the list of non-cooperative jurisdictions, but did feature in the report as having committed to address concerns relating to economic substance by December 31, 2018.
In accordance with that commitment, Bermuda enacted the Economic Substance Act 2018 (the “ESA”) in December 2018. Under the ESA, if a Bermuda company is carrying on as a business one or more “relevant activity” (including: banking, insurance, fund management, financing, leasing, headquarters, shipping, distribution and service center, intellectual property or holding company) it will be required to maintain a substantial economic presence in Bermuda and to comply with the economic substance requirements set forth in the ESA.
Companies subject to the economic substance requirements will be required to file an economic substance declaration with the Registrar of Companies in Bermuda on an annual basis.
At present, the impact of the ESA is unclear and it is impossible to predict the nature and effect of these requirements on the Company and its subsidiaries incorporated in Bermuda. We are currently evaluating the potential effect ESA will have on the Company or its Bermuda subsidiaries.
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
We expect to continue to be treated as a PFIC and may be a CFC for U.S. federal income tax purposes. If you are a U.S. person and do not make a qualified electing fund (“QEF”) election with respect to us and each of our PFIC subsidiaries, unless we are a CFC and you own 10% of our shares (by vote or value), you would be subject to special deferred tax and interest charges with respect to certain distributions on our common shares, any gain realized on a disposition of our common shares and certain other events. The effect of these deferred tax and interest charges could be materially adverse to you. Alternatively, if you are such a shareholder and make a QEF election for us and each of our PFIC subsidiaries, or if we are a CFC and you own 10% or more of our shares (by vote or value), you will not be subject to those charges, but could recognize taxable income in a taxable year with respect to our common shares in excess of any distributions that we make to you in that year, thus giving rise to so-called “phantom income” and to a potential out-of-pocket tax liability.
Distributions made to a U.S. person that is an individual will not be eligible for taxation at reduced tax rates generally applicable to dividends paid by certain United States corporations and “qualified foreign corporations.” The more favorable rates applicable to regular corporate dividends could cause individuals to perceive investment in our shares to be relatively less attractive than investment in the shares of other corporations, which could adversely affect the value of our shares.
Impact of U.S. Tax Reform
We have evaluated the effect that the Tax Act will have on our operations and cash flows. As a non-U.S. company that earns a majority of its income outside of the United States, the Tax Act reduced our U.S. deferred taxes by $2.8 million.
We also do not expect to incur income taxes on future distributions of undistributed earnings on non-U.S. subsidiaries and accordingly, no deferred income taxes have been provided for the distributions of such earnings. The Tax Act’s Participation exemption and Transition tax are not applicable to us.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We lease office space in Stamford, Connecticut, Dublin, Ireland and in Singapore. The lease for our current office in Stamford, Connecticut expires in August 2028. The lease for our Dublin office expires in June 2026 and the lease on our Singapore office expires in July 2019.
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
Set forth below is information pertaining to our executive officers who held office as of February 8, 2019:
Michael Inglese, 57, became our Chief Executive Officer and a member of our Board in June 2017, having served as our Acting Chief Executive Officer from January 2017. He was previously our Chief Financial Officer from April 2007. Prior to joining the Company, Mr. Inglese served as an Executive Vice President and Chief Financial Officer of PanAmSat Holding Corporation, where he served as Chief Financial Officer from June 2000 until the closing of PanAmSat’s sale to Intelsat in July 2006. Mr. Inglese joined PanAmSat in May 1998 as Vice President, Finance after serving as Chief Financial Officer for DIRECTV Japan, Inc. He is a Chartered Financial Analyst who holds a B.S. in Mechanical Engineering from Rutgers University College of Engineering and his MBA from Rutgers Graduate School of Business Management.
Aaron Dahlke, 50, became our Chief Financial Officer in June 2017. Prior to that, he was our Chief Accounting Officer from June 2005. Prior to joining the Company, Mr. Dahlke was Vice President and Controller of Boullioun Aviation Services Inc. from January 2003 to May 2005. Prior to Boullioun, Mr. Dahlke was at ImageX.com, Inc. and Ernst & Young LLP. He received a B.S. in Accounting from California State University, San Bernardino. He is a Certified Public Accountant.
Michael Kriedberg, 57, became our Chief Commercial Officer in April 2013. Prior to joining the Company, Mr. Kriedberg served as an Executive Vice President, Aviation Financing Operations of GECAS from August 2009. From January 2008 to August 2009, Mr. Kriedberg was the Chief Investment Officer of GE Capital Corporation (“GECC”) and President of the Bank Loan Group division of GECC from August 2006 to January 2008. Mr. Kriedberg holds a B.S. in Economics from SUNY Albany and a Master’s degree in Accounting from Pace University. In September 2018, we announced that Mr. Kriedberg intends to retire in the beginning of 2020 and the Company is in the process of identifying his successor.
Christopher L. Beers, 54, is our Chief Legal Officer & Secretary and became our General Counsel in November 2014. Prior to joining the Company, Mr. Beers held senior positions at GE Capital since 2000, including Senior Vice President and Associate General Counsel at GECAS from 2009 to 2014, and Senior Vice President and General Counsel of GE Transportation Finance from 2006 to 2009. Previously, Mr. Beers was a Senior Associate at the law firm of Milbank Tweed Hadley and McCloy in New York City. Mr. Beers holds a B.S. in Economics from Arizona State University and a J.D. from Pace Law School.
Joseph Schreiner, 61, became our Executive Vice President, Technical in October 2004. Prior to joining the Company, Mr. Schreiner oversaw the technical department at AAR Corp, a provider of products and services to the aviation and defense industries from 1998 to 2004 where he managed aircraft and engine evaluations and inspections, aircraft lease transitions, reconfiguration and heavy maintenance. Prior to AAR, Mr. Schreiner spent nineteen years at Boeing (McDonnell-Douglas) in various technical management positions. Mr. Schreiner received a B.S. from the University of Illinois and an MBA from Pepperdine University.
Roy Chandran, 55, became our Executive Vice President, Corporate Finance and Strategy in June 2017. He previously served as Executive Vice President of Capital Markets from May 2008. Prior to joining the Company, Mr. Chandran was a Director at Citi in the Global Structured Solutions Group, having originally joined Salomon Brothers in 1997.  Mr. Chandran is responsible for all of the Company’s fundraising activities and strategy and has extensive experience in US and international capital markets.  Before 1997, Mr. Chandran spent eight years in Hong Kong focusing on tax-based cross border leasing of transportation equipment for clients in the Asia Pacific region.  Mr. Chandran holds a B.S. in Chemical Engineering from the Royal Melbourne Institute of Technology, Australia and obtained his MBA from the International Institute of Management Development (“IMD”), Switzerland.
James C. Connelly, 46, became our Chief Accounting Officer in September 2018. Mr. Connelly has been Aircastle’s Controller since January 2013. He joined Aircastle in May 2007 as Assistant Controller, Operational Accounting. Prior to joining Aircastle, Mr. Connelly was with Lehman Brothers as a Controller in their Finance Division, beginning in January 2001. Mr. Connelly received a B.S. in Accounting from Syracuse University.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTER AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common shares are listed for trading on the NYSE under the symbol “AYR.” As of February 1, 2019, there were 27,000 record holders of our common shares.
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
Issuer Purchases of Equity Securities
On October 30, 2018, our Board of Directors increased the authorization to repurchase the Company’s common shares to $100.0 million from the $42.2 million that was remaining under the previous authorization. During the fourth quarter of 2018, we purchased our common shares as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
	(Dollars in thousands, except per share amounts)
October 1 through 31	952,488	$20.18	952,488	$100,000
November 1 through 30	1,594	0.01	—	100,000
December 1 through 31	900,792	16.93	900,792	84,752

Total	1,854,874	$18.60	1,853,280	$84,752

______________

(1) We repurchased an additional 496,920 shares at a total cost of $8.7 million, including commissions, during January 2019. Under our current repurchase program, we have purchased an aggregate of 1,397,712 common shares at an aggregate cost of $24.0 million, including commissions. The remaining dollar value of common shares that may be repurchased under the program is $76.0 million.

Performance Graph
The following stock performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.
The following graph compares the cumulative five year total return to holders of our common shares relative to the cumulative total returns of the S&P Midcap 400 Index and a customized peer group over the five year period ended December 31, 2018. The peer group consists of three companies: AerCap Holdings NV (NYSE: AER), Air Lease Corporation

(NYSE: AL) and FLY Leasing Limited (NYSE: FLY). An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common shares, the S&P Midcap 400 Index and in the peer group on December 31, 2013, and the relative performance of each is tracked through December 31, 2018. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance. We believe that the S&P Midcap 400 Index is more representative of our peers and as such, we utilize the S&P Midcap 400 Index as one of the metrics for our performance share-based compensation as part of our long-term incentive plan.

* $100 invested on December 31, 2013 in stock or index, including reinvestment of dividends.

	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Aircastle Limited	$100.00	$116.42	$118.54	$123.91	$145.50	$113.45
S&P Midcap 400	100.00	109.77	107.38	129.65	150.71	134.01
Peer Group	100.00	103.84	111.52	109.65	142.15	101.15

ITEM 6. SELECTED FINANCIAL DATA
The selected historical consolidated financial, operating and other data as of December 31, 2018 and 2017 and for each of the three years in the period ended December 31, 2018 presented in this table are derived from our audited consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report. The selected consolidated financial data as of December 31, 2015 and 2014 presented in this table are derived from our audited consolidated financial statements and related notes thereto, which are not included in this Annual Report. You should read these tables along with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands, except share data)
Selected Financial Data:
Consolidated Statements of Income:
Lease rental revenue	$722,694	$721,302	$725,220	$733,417	$714,654
Total revenues(1)	890,351	851,787	812,084	877,219	841,748
Selling, general and administrative expenses	76,025	73,604	61,872	56,198	55,773
Depreciation	310,850	298,664	305,216	318,783	299,365
Interest, net	234,504	241,231	255,660	243,577	238,378
Net income	247,919	147,874	151,453	121,729	100,828
Earnings per common share — Basic:
Net income per share	$3.18	$1.88	$1.92	$1.50	$1.25
Earnings per common share — Diluted:
Net income per share	$3.17	$1.87	$1.92	$1.50	$1.25
Cash dividends declared per share	$1.14	$1.06	$0.98	$0.90	$0.82

Other Operating Data:
EBITDA	$814,184	$705,525	$734,989	$707,524	$658,606
Adjusted EBITDA	839,831	801,584	767,953	832,105	792,283
Adjusted net income	257,237	169,566	168,527	142,271	167,642

Consolidated Statements of Cash Flows:
Cash flows provided by operations	$522,592	$490,871	$468,092	$526,285	$458,786
Cash flows used in investing activities	(974,687)	(517,107)	(663,155)	(847,662)	(861,602)
Cash flows provided by (used in) financing activities	386,091	(248,724)	449,839	306,878	(106,030)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$152,719	$211,922	$455,579	$155,904	$169,656
Flight equipment held for lease, net of accumulated depreciation	6,935,585	6,188,469	6,247,585	5,867,062	5,579,718
Net investment in finance and sales-type leases	469,180	545,750	260,853	201,211	106,651
Total assets	7,871,181	7,199,083	7,244,665	6,569,964	6,175,146
Borrowings from secured and unsecured financings, net of debt issuance costs	4,761,353	4,313,606	4,506,245	4,041,156	3,744,587
Shareholders’ equity	2,008,681	1,907,564	1,834,314	1,779,500	1,720,335

Other Data:
Number of aircraft owned and managed on behalf of our joint ventures (at the end of period)	261	236	206	167	152
Total debt to total capitalization	70.3%	69.3%	71.1%	69.4%	68.5%
Total unencumbered assets	$6,207,411	$5,558,294	$5,069,955	$4,084,134	$3,510,588
_______________

(1)	See Organization and Basis of Presentation in the Notes to Consolidated Financial Statements.

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
The table below shows the reconciliation of net income to EBITDA and Adjusted EBITDA for the years ended December 31, 2018, 2017, 2016, 2015 and 2014.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Net income	$247,919	$147,874	$151,453	$121,729	$100,828
Depreciation	310,850	298,664	305,216	318,783	299,365
Amortization of lease premiums, discounts and incentives	15,269	11,714	10,353	10,664	6,172
Interest, net	234,504	241,231	255,660	243,577	238,378
Income tax provision	5,642	6,042	12,307	12,771	13,863
EBITDA	814,184	705,525	$734,989	$707,524	$658,606
Adjustments:
Impairment of aircraft	—	80,430	28,585	119,835	93,993
Equity share of joint venture impairment	15,791	—	—	—	—
Loss on extinguishment of debt	—	—	—	—	36,570
Non-cash share-based payment expense	11,488	13,148	7,901	5,537	4,244
(Gain) loss on mark-to-market of interest rate derivative contracts	(1,632)	2,481	(3,522)	(791)	(1,130)
Adjusted EBITDA	$839,831	$801,584	$767,953	$832,105	$792,283
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
For additional information regarding the limitations of these non-GAAP measures, see “Limitations of EBITDA, Adjusted EBITDA and ANI” below.

The table below shows the reconciliation of net income to ANI for the years ended December 31, 2018, 2017, 2016, 2015 and 2014.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Net income	$247,919	$147,874	$151,453	$121,729	$100,828
Loss on extinguishment of debt(2)	—	—	—	—	36,570
Ineffective portion and termination of cash flow hedges(1)	—	—	—	455	660
(Gain) loss on mark-to-market of interest rate derivative contracts(2)	(1,632)	2,481	(3,522)	(791)	(1,130)
Loan termination payment(1)	(838)	2,058	4,960	—	—
Write-off of deferred financing fees(1)	300	4,005	2,880	—	—
Stock compensation expense(3)	11,488	13,148	7,901	5,537	4,244
Term Financing No. 1 hedge loss amortization charges(1)	—	—	—	4,401	14,854
Securitization No. 1 hedge loss amortization charges(1)	—	—	4,855	10,940	11,616

Adjusted net income	$257,237	$169,566	$168,527	$142,271	$167,642
_____________

(1)	Included in Interest, net.

(2)	Included in Other income (expense).

(3)	Included in Selling, general and administrative expenses.

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
OVERVIEW
Aircastle acquires, leases, and sells commercial jet aircraft to airlines throughout the world. As of December 31, 2018, we owned and managed on behalf of our joint ventures 261 aircraft that were leased to 81 lessees located in 44 countries. Our aircraft are managed by an experienced team based in the United States, Ireland and Singapore. Our aircraft are subject to net leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs, although in certain cases, we are obligated to pay a portion of specified maintenance or modification costs. As of December 31, 2018, the net book value was $7.40 billion compared to $6.73 billion at the end of 2017. Our revenues and net income for the year ended December 31, 2018 were $890.4 million and $247.9 million respectively, and for the fourth quarter 2018 were $292.6 million and $103.8 million, respectively.
Revenues
Our revenues are comprised primarily of operating lease rentals on flight equipment held for lease, revenue from retained maintenance payments related to lease expirations, lease termination payments, lease incentive amortization, interest recognized from finance and sales-type leases and gains on the sale of flight equipment.
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
Under an operating lease, the lessee is responsible for performing maintenance on the relevant aircraft and will typically be required to make payments to us for heavy maintenance, overhaul or replacement of certain high-value components of the aircraft. These maintenance payments are based on hours or cycles of utilization or on calendar time, depending upon the component, and would be made either monthly in arrears or at the end of the lease term. For maintenance payments made monthly in arrears during a lease term, we will typically be required to reimburse all or a portion of these payments to the lessee upon their completion of the relevant heavy maintenance, overhaul or parts replacement. We record maintenance payments paid by the lessee during a lease as accrued maintenance liabilities in recognition of our obligation in the lease to refund such payments, and therefore we typically do not recognize maintenance revenue during the lease. Maintenance revenue recognition would occur at the end of a lease, when we are able to determine the amount, if any, by which reserve payments received exceed the amount we are required under the lease to reimburse to the lessee for heavy maintenance, overhaul or parts replacement. The amount of maintenance revenue we recognize in any reporting period is inherently volatile and is dependent upon a number of factors, including the timing of lease expiries, including scheduled and unscheduled expiries, the timing of maintenance events and the utilization of the aircraft by the lessee.
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
Acquisitions and Sales
During 2018, we acquired 39 aircraft for $1.44 billion. As of February 8, 2019, we have acquired two additional aircraft. At December 31, 2018, we had commitments to acquire 35 aircraft for $1.33 billion, including 25 new Embraer E-Jet E2 aircraft from Embraer, with delivery beginning in 2020. These amounts include estimated amounts for pre-delivery deposits, contractual price escalations and other adjustments. As of February 8, 2019, we have commitments to acquire 33 aircraft for $1.26 billion.
During 2018, we sold fourteen aircraft and other flight equipment for $338.8 million, which resulted in a net gain of $36.8 million. As of February 8, 2019, we have sold no additional aircraft.

The following table sets forth certain information with respect to the aircraft owned and managed on behalf of our joint ventures by us as of December 31, 2018, 2017 and 2016:
AIRCASTLE AIRCRAFT INFORMATION (dollars in millions)

Owned Aircraft	As of December 31, 2018(1)	As of December 31, 2017(1)	As of December 31, 2016(1)
Flight Equipment Held for Lease	$7,405	$6,734	$6,508
Unencumbered Flight Equipment included in Flight Equipment Held for Lease	$6,055	$5,346	$4,614
Number of Aircraft	248	224	193
Number of Unencumbered Aircraft	217	195	156
Number of Lessees	81	81	71
Number of Countries	44	43	36
Weighted Average Age (years)(2)	9.1	9.1	7.9
Weighted Average Remaining Lease Term (years)(2)	4.5	5.0	5.1
Weighted Average Fleet Utilization during the Fourth Quarter(3)	97.0%	99.5%	99.0%
Weighted Average Fleet Utilization for the Year Ended(3)	99.6%	99.3%	98.9%
Portfolio Yield for the Fourth Quarter(4)	11.2%	12.0%	12.4%
Portfolio Yield for the Year Ended(4)	11.5%	12.2%	12.4%

Managed Aircraft on behalf of Joint Ventures
Flight Equipment	$602	$641	$689
Number of Aircraft	13	12	13
 ____________

(1)	Calculated using net book value at period end.

(2)	Weighted by net book value.

(3)	Aircraft on-lease days as a percent of total days in period weighted by net book value.

(4)
Lease rental revenue, interest income and cash collections on our net investment in finance and sales-type leases for the period as a percent of the average net book value for the period; quarterly information is annualized.

Our owned aircraft portfolio as of December 31, 2018 is listed in Exhibit 99.1 to this Annual Report.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of December 31, 2018			Owned Aircraft as of December 31, 2017
	Number of Aircraft		% of Net Book Value(1)	Number of Aircraft		% of Net Book Value(1)
Aircraft Type
Passenger:
Narrow-body	218		72%	192		66%
Wide-body	26		24%	28		29%
Total Passenger	244		96%	220		95%
Freighter	4		4%	4		5%
Total	248		100%	224		100%

Manufacturer
Airbus	153		59%	138		57%
Boeing	90		39%	81		41%
Embraer	5		2%	5		2%
Total	248		100%	224		100%

Regional Diversification
Asia and Pacific	78		36%	59		30%
Europe	87		27%	92		32%
Middle East and Africa	17		8%	15		9%
North America	35		10%	32		10%
South America	16		10%	25		19%
Off-lease	15	(2)	9%	1	(3)	—%

Total	248		100%	224		100%
 _______________

(1)	Calculated using net book value at year end.

(2)
Consisted of eleven Airbus A320-200 aircraft and two Airbus A330-200 aircraft, which we are marketing for lease or sale, and one Boeing B737-800 along with one Boeing B777-300ER aircraft, which are subject to lease commitments.

(3)	Consisted of one Airbus A321-200 aircraft, which was delivered on lease to a customer during the second quarter of 2018.

Our largest single customer represents over 8% of the net book value at December 31, 2018. Our top fifteen customers for aircraft we owned at December 31, 2018, representing 118 aircraft and 52% of the net book value, are as follows:

Percent of Net Book Value	Customer	Country	Number of Aircraft
Greater than 6% per customer	IndiGo	India	16

3% to 6% per customer	Lion Air	Indonesia	11
	LATAM	Chile	3
	TAP Portugal(1)	Portugal	8
	Iberia	Spain	15
	South African Airways	South Africa	4
	easyJet	United Kingdom	20
	Aerolineas Argentinas	Argentina	5

Less than 3% per customer	Interjet	Mexico	11
	AirBridge Cargo(2)	Russia	2
	Air Asia X	Malaysia	2
	Jeju Air	South Korea	6
	American Airlines	United States	5
	Jet Airways	India	7
	Garuda	Indonesia	3
	Total top 15 customers		118
	All other customers(3)		130

	Total all customers		248

(1) Combined with an affiliate.
(2) Guaranteed by Volga-Dnepr Airlines. We have one additional aircraft on lease with an affiliate.
(3) At December 31, 2018, we had ten Airbus A320-200 aircraft being operated by Avianca Brazil in Brazil, even though we terminated the leasing of these aircraft. In December 2018, the airline filed for bankruptcy protection in Brazil and the court issued a stay on repossessions. The bankruptcy court extended the stay to mid-April 2019 and stipulated that the airline must recommence making lease payments payable after February 1, 2019, as if the leases had not been terminated. When the aircraft are repossessed, we expect these modern, in demand aircraft will be back on lease in a reasonable period thereafter.
Finance
Aircastle Limited is a publicly-listed company, and our shares have been trading on the NYSE since August 2006. Since our inception in late 2004, we raised $1.7 billion in equity capital from private and public investors. We also obtained $14.4 billion in debt capital from a variety of sources including export credit agency-backed debt, commercial bank debt, the aircraft securitization markets and the unsecured bond market. The diversity and global nature of our financing sources demonstrates our ability to adapt to changing market conditions and seize new growth opportunities.
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
See “Liquidity and Capital Resources — Secured Debt Financings” and “Liquidity and Capital Resources — Unsecured Debt Financings” below.

Comparison of the year ended December 31, 2018 to the year ended December 31, 2017:

	Year Ended December 31,
	2018	2017
	(Dollars in thousands)
Revenues:
Lease rental revenue	$722,694	$721,302
Finance and sales-type lease revenue	35,132	25,716
Amortization of lease premiums, discounts and incentives	(15,269)	(11,714)
Maintenance revenue	105,738	56,128
Total lease rentals	848,295	791,432
Gain on sale of flight equipment	36,766	55,167
Other revenue	5,290	5,188
Total revenues	890,351	851,787
Expenses:
Depreciation	310,850	298,664
Interest, net	234,504	241,231
Selling, general and administrative	76,025	73,604
Impairment of aircraft	—	80,430
Maintenance and other costs	8,961	9,077
Total operating expenses	630,340	703,006

Total other income (expense)	1,636	(2,476)

Income from continuing operations before income taxes	261,647	146,305
Income tax provision	5,642	6,042
Earnings (loss) of unconsolidated equity method investment, net of tax	(8,086)	7,611
Net income	$247,919	$147,874
Revenues:
Total revenues increased by $38.6 million, for the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily as a result of the following:
Lease rental revenue increased by $1.4 million for the year ended December 31, 2018, primarily as a result of a $148.4 million increase in revenue reflecting the partial year impact of 37 aircraft purchased in 2018 and the full year impact of 47 aircraft purchased in 2017. This increase was partially offset by:

•	an $88.9 million decrease due to the sale of 45 aircraft during 2018 and 2017; and

•	a $58.1 million decrease due to lease extensions, amendments, transitions and other changes.
Finance and sales-type lease revenue. For the year ended December 31, 2018, $35.1 million of interest income from finance and sales-type leases was recognized as compared to $25.7 million for the same period in 2017, due to the addition of 21 aircraft during 2017 and 2018, partially offset by the sale of six aircraft during that period.

Amortization of lease premiums, discounts and incentives.

	Year Ended December 31,
	2018	2017
	(Dollars in thousands)
Amortization of lease incentives	$(11,030)	$(9,779)
Amortization of lease premiums	(12,064)	(10,022)
Amortization of lease discounts	7,825	8,087

Amortization of lease premiums, discounts and incentives	$(15,269)	$(11,714)
As more fully described above under “Revenues,” lease incentives represent our estimated portion of the lessee’s cost for heavy maintenance, overhaul or replacement of certain high-value components which is amortized over the life of the related lease. As we enter into new leases, the amortization of lease incentives generally increases and, conversely, if a related lease terminates, the related unused lease incentive liability will reduce the amortization of lease incentives. The increase in amortization of lease incentives of $1.3 million for the year ended December 31, 2018 as compared to the same period in 2017 was primarily attributable to the transition of aircraft and changes in estimates of existing lease incentives for certain aircraft, partially offset by aircraft sales.
As more fully described above under “Revenues,” lease premiums represent the present value of the amount above current lease rates for acquired aircraft with attached leases. The increase in amortization of lease premiums of $2.0 million for the year ended December 31, 2018 as compared to the same period in 2017 resulted primarily from a net increase in amortization resulting from net aircraft acquisitions.
Maintenance revenue. For the year ended December 31, 2018, we recorded $105.7 million of maintenance revenue primarily due to the transition of eighteen narrow-body aircraft, three wide-body aircraft and one freighter aircraft, including ten narrow-body and one wide-body aircraft due to early lease terminations with Avianca Brazil. For the same period in 2017, we recorded $56.1 million due to the transition of four narrow-body aircraft, four wide-body aircraft and one freighter aircraft.
Gain on sale of flight equipment decreased by $18.4 million, to $36.8 million for the year ended December 31, 2018, as compared to gains of $55.2 million for the same period in 2017. During 2018, we sold fourteen aircraft as compared to the sale of 37 aircraft during the same period in 2017.
Other revenue was $5.3 million during the year ended December 31, 2018, primarily from $2.6 million in fees earned in connection with the early termination of two leases and $2.1 million in administrative fees from the Lancaster and IBJ Air joint ventures. For the year ended December 31, 2017, other revenue was $5.2 million, which was primarily from $2.9 million in fees earned in connection with the early termination of two leases and $2.1 million in administrative fees from the Lancaster and IBJ Air joint ventures.
Operating Expenses:
Total operating expenses decreased by $72.7 million, for the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily as a result of the following:
Depreciation expense increased by $12.2 million for the year ended December 31, 2018 over the same period in 2017. The increase was primarily the result of higher depreciation of:

•	$58.9 million due to 84 aircraft acquired during 2018 and 2017; and

•	$3.6 million due to changes to asset lives, residual values and other changes.
These increases were partially offset by a decrease of $50.8 million resulting from 45 aircraft sold during 2018 and 2017.

Interest, net consisted of the following:

	Year Ended December 31,
	2018	2017
	(Dollars in thousands)
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities(1)	$221,987	$223,260
Amortization of deferred losses related to interest rate derivatives	1,166	2,202
Amortization of deferred financing fees and debt discount(2)	14,627	19,435
Interest expense	237,780	244,897
Less: Interest income	(2,943)	(3,411)
Less: Capitalized interest	(333)	(255)
Interest, net	$234,504	$241,231

______________

(1)	Includes a loan termination gain of $0.8 million and loan termination fees of $2.1 million related to the sale of aircraft during the years ended December 31, 2018 and 2017, respectively.

(2)	Includes $0.3 million and $4.0 million in deferred financing fees written off related to the sale of aircraft during the years ended December 31, 2018 and 2017, respectively.
Interest, net decreased by $6.7 million over the year ended December 31, 2017. The net decrease was primarily a result of:

•	a $1.3 million decrease in interest on borrowings due to lower loan termination fees as compared to the prior year, partially offset by a higher weighted average interest rate;

•	lower amortization of deferred losses on terminated interest rate derivatives of $1.0 million; and

•	lower amortization of deferred financing fees of $4.8 million resulting from aircraft sales in 2017.
Selling, general and administrative expenses for the year ended December 31, 2018 increased by $2.4 million over the same period in 2017, primarily as a result of higher personnel costs and professional service expenses.
Impairment of aircraft. No impairments were recorded during the year ended December 31, 2018 compared to $80.4 million during the year ended December 31, 2017. See “Summary of Recoverability Assessment and Other Impairments” below for a detailed discussion of the related impairment charges for these aircraft.
Other Income:
Total other income (expense) increased by $4.1 million for the year ended December 31, 2018, as compared to the same period in 2017, due to the mark-to-market change on our interest rate caps.
Income Tax Provision:
Our provision for income taxes for the years ended December 31, 2018 and 2017 was $5.6 million and $6.0 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland and the United States. The decrease in our income tax provision of $0.4 million for the year ended December 31, 2018 as compared to the same period in 2017 was primarily attributable to changes in operating income subject to tax in Ireland, the United States and other jurisdictions, including a $3.0 million tax benefit related to the Singapore rate reduction from 10% to 8%.
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
Earnings (Loss) of Unconsolidated Equity Method Investment, Net of Tax:
Loss from unconsolidated equity method investment, net of tax, was $8.1 million in 2018 compared with earnings of $7.6 million in 2017. The majority shareholder of one of our joint ventures, Lancaster Aircraft Leasing (“Lancaster”) stated its intention to liquidate all assets in the joint venture. The equity loss for the year ended December 31, 2018 relates to our share of undistributed losses and anticipated costs recorded by Lancaster for this liquidation. See Note 5 “Unconsolidated Equity Method Investment” below.
Other Comprehensive Income:

	Year Ended December 31,
	2018	2017
	(Dollars in thousands)
Net income	$247,919	$147,874
Derivative loss reclassified into earnings	1,166	2,202
Total comprehensive income	$249,085	$150,076
Other comprehensive income was $249.1 million for the year ended December 31, 2018, an increase of $99.0 million from the $150.1 million of other comprehensive income for the year ended December 31, 2017. Other comprehensive income for the year ended December 31, 2018 primarily consisted of $247.9 million of net income and $1.2 million of amortization of deferred net losses reclassified into earnings primarily related to terminated interest rate derivatives.
Other comprehensive income for the year ended December 31, 2017 primarily consisted of $147.9 million of net income and $2.2 million of amortization of deferred net losses reclassified into earnings primarily related to terminated interest rate derivatives.
Summary of Recoverability Assessment and Other Impairments
Transactional Impairments
We did not record any transactional impairments during 2018. During 2017, we entered into agreements to sell two Boeing 747-400 production freighter aircraft at the end of their respective leases and one older Boeing 747-400 converted freighter aircraft to its lessee, resulting in impairment charges totaling $79.2 million, partially offset by maintenance revenue of $13.5 million. During 2017, we sold one of the production freighters and the one converted freighter. The agreement to sell the other production freighter was terminated and this aircraft remains on lease.
Annual Recoverability Assessment
We completed our annual recoverability assessment of our aircraft in the second quarter of 2018. We also performed aircraft-specific analyses where there were changes in circumstances, such as approaching lease expirations. No impairments were recorded as a result of our annual recoverability assessment.
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
Aircraft Monitoring List
At December 31, 2018, no aircraft were on our monitoring list. We monitor our fleet for aircraft that are more susceptible to failing our recoverability assessments within one year due to their sensitivity to changes in contractual cash flows, future cash flow estimates and aircraft residual or scrap values.
Comparison of the year ended December 31, 2017 to the year ended December 31, 2016:

	Year Ended December 31,
	2017	2016
	(Dollars in thousands)
Revenues:
Lease rental revenue	$721,302	$725,220
Finance and sales-type lease revenue	25,716	17,190
Amortization of lease premiums, discounts and incentives	(11,714)	(10,353)
Maintenance revenue	56,128	33,590
Total lease rentals	791,432	765,647
Gain on sale of flight equipment	55,167	39,126
Other revenue	5,188	7,311
Total revenues	851,787	812,084
Expenses:
Depreciation	298,664	305,216
Interest, net	241,231	255,660
Selling, general and administrative	73,604	61,872
Impairment of aircraft	80,430	28,585
Maintenance and other costs	9,077	7,773
Total operating expenses	703,006	659,106

Total other income (expense)	(2,476)	3,527

Income from continuing operations before income taxes	146,305	156,505
Income tax provision	6,042	12,307
Earnings of unconsolidated equity method investment, net of tax	7,611	7,255
Net income	$147,874	$151,453
Revenues:
Total revenues increased by $39.7 million, for the year ended December 31, 2017 as compared to the year ended December 31, 2016, primarily as a result of the following:
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
Operating Expenses:
Total operating expenses increased by $43.9 million, for the year ended December 31, 2017 as compared to the year ended December 31, 2016, primarily as a result of the following:
Depreciation expense decreased by $6.6 million for the year ended December 31, 2017 over the same period in 2016. The decrease was primarily the result of lower depreciation of $62.1 million due to 60 aircraft sold during 2017 and 2016. This decrease was partially offset by increases of:

•	$52.1 million due to 97 aircraft acquisitions during 2017 and 2016; and

•	$3.3 million due to changes to asset lives, residual values and other changes.

Interest, net consisted of the following:

	Year Ended December 31,
	2017	2016
	(Dollars in thousands)
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities(1)	$223,260	$228,774
Amortization of deferred losses related to interest rate derivatives	2,202	9,662
Amortization of deferred financing fees and debt discount(2)	19,435	18,508
Interest expense	244,897	256,944
Less: Interest income	(3,411)	(1,140)
Less: Capitalized interest	(255)	(144)
Interest, net	$241,231	$255,660

______________

(1)	Included $2.1 million and $5.0 million of loan prepayment fees related to the sale of aircraft during the years ended December 31, 2017 and 2016, respectively.

(2)	Included $4.0 million and $2.9 million in deferred financing fees written off related to the sale of aircraft during the years ended December 31, 2017 and 2016, respectively.
Interest, net decreased by $14.4 million over the year ended December 31, 2016. The net decrease was primarily a result of:

•	a $5.5 million decrease in interest on borrowings due primarily to lower weighted average debt cost and lower net termination charges compared to 2016;

•	lower amortization of deferred losses on terminated interest rate derivatives of $7.5 million; and

•	higher interest income of $2.3 million.
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
Other Income:
Total other income (expense) decreased by $6.0 million, to an expense of $2.5 million for the year ended December 31, 2017, as compared to income of $3.5 million versus the same period in 2016 relating to the mark-to-market of the fair value of our interest rate cap.
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
The net change in our income tax provision was primarily attributable to changes in operating income subject to tax in Ireland, Singapore, the United States and other jurisdictions, including the net tax effect from the sale and transfer of aircraft in Ireland and Singapore. In addition, we also recorded a deferred tax benefit of $4.1 million relating to the transfer of aircraft from Singapore to other jurisdictions and a deferred tax benefit of $2.8 million for the effect of the reduction in the U.S. federal tax rate from the passage of the Tax Act.
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
Other comprehensive income was $150.1 million for the year ended December 31, 2017, a decrease of $11.0 million from the $161.1 million of other comprehensive income for the year ended December 31, 2016. Other comprehensive income for the year ended December 31, 2017 primarily consisted of $147.9 million of net income and $2.2 million of amortization of deferred net losses reclassified into earnings primarily related to terminated interest rate derivatives.
Other comprehensive income for the year ended December 31, 2016 primarily consisted of $151.5 million of net income and $9.7 million of amortization of deferred net losses reclassified into earnings primarily related to terminated interest rate derivatives.
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
Under an operating lease, the lessee will be responsible for performing maintenance on the relevant aircraft and will typically be required to make payments to us for heavy maintenance, overhaul or replacement of certain high-value components of the aircraft. These maintenance payments are based on hours or cycles of utilization or on calendar time, depending upon the component, and would be made either monthly in arrears or at the end of the lease term. For maintenance payments made monthly in arrears during a lease term, we will typically be required to reimburse all or a portion of these payments to the lessee upon completion of the relevant heavy maintenance, overhaul or parts replacement. We record maintenance payments paid by the lessee during a lease as accrued maintenance liabilities in recognition of our obligation in the lease to refund such payments, and therefore we typically do not recognize maintenance revenue during the lease. Maintenance revenue recognition would occur at the end of a lease, when we are able to determine the amount, if any, by which reserve payments received exceed the amount we are required under the lease to reimburse to the lessee for heavy maintenance, overhaul or parts replacement. If a lease requires end of lease term maintenance payments, typically the lessee would be required to pay us for its utilization of the aircraft during the lease; however, in some cases, we may owe a net payment to the lessee in the event heavy maintenance is performed and paid for by the lessee during the lease term and the aircraft is returned to us in better condition that at lease inception. End of lease term maintenance payments made to us are recognized as maintenance revenue, and end of lease term maintenance payments we make to a lessee are recorded as contra maintenance revenue.
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
Collectability of finance and sales-type leases is evaluated periodically on an individual customer level. The evaluation of the collectability of the finance and sales-type leases considers the credit of the lessee and the value of the underlying aircraft. An allowance for credit losses is established if there is evidence that we will be unable to collect all amounts due according to the original contractual terms of the Net investment in finance and sales-type leases. At December 31, 2018, we had no allowance for credit losses for our Net investment in finance and sales-type leases. When collectability is not reasonably assured, the customer is placed on non-accrual status, and revenue is recognized when cash payments are received.
Fair Value Measurements
We measure the fair value of certain assets and liabilities on a non-recurring basis, when U.S. GAAP requires the application of fair value, including events or changes in circumstances that indicate that the carrying amounts of assets may not be recoverable. Assets subject to these measurements include aircraft and unconsolidated equity investments. We record aircraft at fair value when we determine the carrying value may not be recoverable. Fair value measurements for aircraft impaired are based on an income approach that uses Level 3 inputs, which include our assumptions and appraisal data as to future cash proceeds from leasing and selling aircraft.
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
During 2018, we met our liquidity and capital resource needs with $522.6 million of cash flow from operations, $1.41 billion in gross proceeds from the issuance of our Senior 4.40% Notes due 2023, bank debt and our revolving credit facilities and $338.8 million of cash from aircraft sales.
As of December 31, 2018, the weighted average maturity of our secured and unsecured debt financings was 3.3 years and we are in compliance with all applicable covenants in our financings. We have also determined that as of December 31, 2018, our consolidated subsidiaries’ restricted net assets, as defined by Rule 4-08(e)(3) of Regulation S-X, are less than 25% of our consolidated net assets.
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
Cash Flows

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Net cash flow provided by operating activities	$522,592	$490,871	$468,092
Net cash flow used in investing activities	(974,687)	(517,107)	(663,155)
Net cash flow provided by (used in) financing activities	386,091	(248,724)	449,839
Operating Activities:
Cash flow provided by operations was $522.6 million and $490.9 million for the years ended December 31, 2018 and 2017, respectively. The increase in cash flow provided by operations of $31.7 million for the year ended December 31, 2018 versus the same period in 2017 was primarily a result of a $45.2 million increase in cash from lease rentals, net of finance and sales-type leases, and a $13.8 million decrease in cash paid for interest.
These inflows were offset by a $15.1 million decrease in cash from maintenance revenue and an $8.3 million decrease in cash from working capital.
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
Investing Activities:
Cash flow used in investing activities was $974.7 million and $517.1 million for the years ended December 31, 2018 and 2017, respectively. The increase in cash flow used in investing activities of $457.6 million for the year ended December 31, 2018 was primarily a result of a $494.7 million decrease in proceeds from the sale of flight equipment.
These outflows were offset partially by a net $34.6 million increase in the acquisition and improvement of flight equipment and net investment in and collections on finance and sales-type leases.
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
Financing Activities:
Cash flow provided by financing activities was $386.1 million for the year ended December 31, 2018 as compared to cash flow used in financing activities of $248.7 million for the year ended December 31, 2017. The net increase in cash flow provided by financing activities of $634.8 million for the year ended December 31, 2018 was primarily a result of a $738.9 million increase in proceeds from secured and unsecured financings and a $61.5 million increase in maintenance and security deposits returned, net of deposits received.
These inflows were partially offset by a $90.6 million increase in securitization and term debt financing repayments and a $66.6 million increase in shares repurchased.
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
Contractual Obligations
Our contractual obligations consist of principal and interest payments on variable and fixed rate liabilities, interest payments on interest rate derivatives, aircraft acquisition and rent payments pursuant to our office leases. Total contractual obligations increased to approximately $6.95 billion at December 31, 2018 from $6.61 billion at December 31, 2017 due to an increase in purchase obligations for aircraft to be acquired, partially offset by a decrease in borrowings.

The following table presents our actual contractual obligations and their payment due dates as of December 31, 2018.

	Payments Due by Period as of December 31, 2018
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	More than 5 years
	(Dollars in thousands)
Principal payments:
Senior Notes due 2019-2024	$3,450,000	$500,000	$800,000	$1,650,000	$500,000
DBJ Term Loan	120,000	120,000	—	—	—
Revolving Credit Facilities	425,000	—	—	425,000	—
ECA Financings	189,080	39,801	83,975	57,255	8,049
Bank Financings	619,715	70,003	118,860	285,513	145,339
Total principal payments	4,803,795	729,804	1,002,835	2,417,768	653,388
Interest payments on debt obligations(1)	798,750	237,851	349,011	193,341	18,547
Office leases(2)	16,986	2,517	3,247	3,371	7,851
Purchase obligations(3)	1,328,553	415,955	912,598	—	—
Total	$6,948,084	$1,386,127	$2,267,691	$2,614,480	$679,786
 _____________

(1)	Future interest payments on variable rate, LIBOR-based debt obligations are estimated using the interest rate in effect at December 31, 2018.

(2)	Represents contractual payment obligations for our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.

(3)
At December 31, 2018, we had commitments to acquire 35 aircraft for $1.33 billion, including 25 new E-Jet E2 aircraft from Embraer S.A. These amounts include estimates for pre-delivery deposits, contractual price escalation and other adjustments. As of February 8, 2019, we have commitments to acquire 33 aircraft for $1.26 billion.

Capital Expenditures
From time to time, we make capital expenditures to maintain or improve our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the years ended December 31, 2018, 2017 and 2016, we incurred a total of $9.3 million, $12.9 million and $31.5 million, respectively, of capital expenditures (including lease incentives) related to the acquisition and improvement of aircraft.
As of December 31, 2018, the weighted average age (by net book value) of our aircraft was 9.1 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Our lease agreements call for the lessee to be primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.
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

We hold a 30% equity interest in our Lancaster joint venture and a 25% equity interest in our joint venture with IBJ Air. At December 31, 2018, the net book value of both joint ventures’ thirteen aircraft was $601.7 million. As of December 31, 2018, the majority shareholder in Lancaster stated its intention to liquidate all assets of the joint venture. The Company recognized a loss from its unconsolidated equity method investment, net of tax, of $8.1 million during the year ended December 31, 2018, resulting from our share in the undistributed loss in Lancaster.
Foreign Currency Risk and Foreign Operations
At December 31, 2018 all of our leases are payable to us in U.S. dollars. However, we incur Euro- and Singapore dollar-denominated expenses in connection with our subsidiaries in Ireland and Singapore. For the year ended December 31, 2018, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated $16.5 million in U.S. dollar equivalents and represented 22% of total SG&A expenses. Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, it is likely that our international operations and our exposure to foreign currency risk will increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases we may enter into hedging transactions in the future to mitigate this risk. For the years ended December 31, 2018, 2017 and 2016, we incurred insignificant net gains and losses on foreign currency transactions.
Hedging
For complete information on our derivative instruments, please refer to Note 14 “Other Assets” in the Notes to Consolidated Financial Statements below.
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

The table below shows the reconciliation of net income to EBITDA for the years ended December 31, 2018, 2017 and 2016, respectively.

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Net income	$247,919	$147,874	$151,453
Depreciation	310,850	298,664	305,216
Amortization of lease premiums, discounts and incentives	15,269	11,714	10,353
Interest, net	234,504	241,231	255,660
Income tax provision	5,642	6,042	12,307
EBITDA	$814,184	$705,525	$734,989

Adjustments:
Impairment of aircraft	—	80,430	28,585
Equity share of joint venture impairment	15,791	—	—
Non-cash share-based payment expense	11,488	13,148	7,901
(Gain) loss on mark-to-market of interest rate derivative contracts	(1,632)	2,481	(3,522)
Adjusted EBITDA	$839,831	$801,584	$767,953
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
The table below shows the reconciliation of net income to ANI for the years ended December 31, 2018, 2017 and 2016, respectively.

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Net income	$247,919	$147,874	$151,453
(Gain) loss on mark-to-market of interest rate derivative contracts(2)	(1,632)	2,481	(3,522)
Loan termination fee(1)	(838)	2,058	4,960
Write-off of deferred financing fees(1)	300	4,005	2,880
Non-cash share-based payment expense(3)	11,488	13,148	7,901
Securitization No. 1 hedge loss amortization charges(1)	—	—	4,855
Adjusted net income	$257,237	$169,566	$168,527
 ______________

(1)	Included in Interest, net.

(2)	Included in Other income (expense).

(3)	Included in Selling, general and administrative expenses.

	Year Ended December 31,
Weighted-average shares:	2018	2017	2016
Common shares outstanding	77,447,263	78,219,458	78,161,494
Restricted common shares	476,726	556,592	653,944
Total weighted-average shares	77,923,989	78,776,050	78,815,438

	Year Ended December 31,
Percentage of weighted-average shares:	2018	2017	2016
Common shares outstanding	99.39%	99.29%	99.17%
Restricted common shares(1)	0.61%	0.71%	0.83%
Total	100.00%	100.00%	100.00%

	Year Ended December 31,
	2018	2017	2016
Weighted-average common shares outstanding — Basic	77,447,263	78,219,458	78,161,494
Effect of dilutive shares(2)	301,356	153,983	42,785
Weighted-average common shares outstanding — Diluted	77,748,619	78,373,441	78,204,279

	Year Ended December 31,
Adjusted net income allocation:	2018	2017	2016
	(Dollars in thousands, except per share amounts)
Adjusted net income	$257,237	$169,566	$168,527
Less: Distributed and undistributed earnings allocated to restricted common shares(1)	(1,574)	(1,198)	(1,398)
Adjusted net income allocable to common shares — Basic and Diluted	$255,663	$168,368	$167,129
Adjusted net income per common share — Basic	$3.30	$2.15	$2.14
Adjusted net income per common share — Diluted	$3.29	$2.15	$2.14
 ____________

(1)
For the years ended December 31, 2018, 2017 and 2016, distributed and undistributed earnings to restricted shares was 0.61%, 0.71% and 0.83%, respectively, of net income. The amount of restricted share forfeitures for all periods presented was immaterial to the allocation of distributed and undistributed earnings.

(2)	For the years ended December 31, 2018, 2017 and 2016, dilutive shares represented contingently issuable shares related to the Company’s Performance Share Units (“PSUs”).
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
A hypothetical 100-basis point increase/decrease in our variable interest rates would increase/decrease the minimum contracted rentals on our portfolio as of December 31, 2018 by $4.1 million and $4.1 million, respectively, over the next twelve months. As of December 31, 2018, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $6.1 million and $6.5 million, respectively, net of amounts received from our interest rate derivatives, over the next twelve months. In September 2016, we purchased an interest rate cap for $2.3 million to hedge approximately 70% of our floating rate interest exposure. The interest rate cap is set at 2% and has a current notional balance of $370.0 million and reduces over time to $215.0 million. The cap matures in September 2021.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and notes thereto, referred to in Item 15(A)(1) of this Form 10-K, are filed as part of this Annual Report and appear in this Form 10-K beginning on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2018. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.
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
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018. The assessment was based on criteria established in the Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2018.
Ernst & Young LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, audited the effectiveness of our controls over financial reporting as of December 31, 2018. Ernst & Young LLP has issued its report which is included below.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Aircastle Limited
Opinion on Internal Control over Financial Reporting
We have audited Aircastle Limited and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Aircastle Limited and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018 and the related notes (collectively referred to as the “financial statements”) of the Company and our report dated February 12, 2019 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2004.
Stamford, CT
February 12, 2019

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The name, age and background of each of our directors nominated for election will be contained under the caption “Election of Directors” in our Proxy Statement for our 2019 Annual General Meeting of Shareholders (“2019 Proxy Statement”). The identification of our Audit Committee and our Audit Committee financial experts will be contained in our 2019 Proxy Statement under the captions “CORPORATE GOVERNANCE — Committees of the Board of Directors — The Audit Committee.” Information regarding our Code of Business Ethics and Conduct, any material amendments thereto and any related waivers will be contained in our 2019 Proxy Statement under the captions “CORPORATE GOVERNANCE — Code of Business Conduct and Ethics.” All of the foregoing information is incorporated herein by reference. The Code of Business Conduct and Ethics is posted on Aircastle’s website at www.aircastle.com under Investors — Corporate Governance. Pursuant to Item 401(b) of Regulation S-K, the requisite information pertaining to our executive officers is reported immediately following Item 4 of Part I of this Annual Report.
Information on compliance with Section 16(a) of the Exchange Act will be contained in our 2019 Proxy Statement under the captions “OWNERSHIP OF AYR COMMON SHARES — Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
Information on compensation of our directors and certain named executive officers will be contained in our 2019 Proxy Statement under the captions “Directors’ Compensation” and “EXECUTIVE COMPENSATION,” respectively, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information on the number of shares of Aircastle’s common shares beneficially owned by each director, each named executive officer and by all directors and executive officers as a group will be contained under the captions “OWNERSHIP OF THE COMPANY’S COMMON SHARES — Security Ownership by Management” and information on each beneficial owner of more than 5% of Aircastle’s common shares is contained under the captions “OWNERSHIP OF THE COMPANY’S COMMON SHARES — Security Ownership of Certain Beneficial Owners” in our 2019 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information relating to certain transactions between Aircastle and its affiliates and certain other persons will be set forth under the caption “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS” in our 2019 Proxy Statement and is incorporated herein by reference.
Information relating to director independence will be set forth under the caption “PROPOSAL NUMBER ONE — ELECTION OF DIRECTORS — Director Independence” in our 2019 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information relating to audit fees, audit-related fees, tax fees and all other fees billed in fiscal 2018 and by Ernst & Young LLP, for services rendered to Aircastle is set forth under the caption “INDEPENDENT AUDITOR FEES” in the

2019 Proxy Statement and is incorporated herein by reference. In addition, information relating to the pre-approval policies and procedures of the Audit Committee is set forth under the caption “INDEPENDENT AUDITOR FEES — Pre-Approval Policies and Procedures” in our 2019 Proxy Statement and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)	1.	Consolidated Financial Statements.
		The following is a list of the “Consolidated Financial Statements” of Aircastle Limited and its subsidiaries included in this Annual Report on Form 10-K, which are filed herewith pursuant to Item 8:
		Report of Independent Registered Public Accounting Firm.
		Consolidated Balance Sheets as of December 31, 2018 and 2017.
		Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016.
		Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016.
		Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016.
		Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016.
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

4.12
Sixth Supplemental Indenture, dated as of September 25, 2018, by and between Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 25, 2018).

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

10.13
Third Amended and Restated Credit Agreement, dated as of March 28, 2016, by and among Aircastle Limited, the several lenders from time to time parties thereto, and Citibank N.A., in its capacity as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2016).

10.14	Aircastle Limited 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2014). #

10.15
Form of Restricted Share Agreement for Certain Executive Officers Under the Aircastle Limited 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2014). #

10.16
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

10.18
Form of Restricted Share Unit Agreement Under the Aircastle Limited 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2017). #

Exhibit No.	Description of Exhibit

10.19	Aircastle Limited Amended and Restated 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on May 25, 2017). #

10.20
Purchase Agreement COM0270-15, dated as of June 12, 2015, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2015). Ø

10.21
Amendment No. 1 to Purchase Agreement COM0270-15, dated as of June 22, 2016, by and between Aircastle Holding Corporation and Embraer S. A. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on February 14, 2017). *Ø

10.22
Amendment No. 2 to Purchase Agreement COM0270-15, dated as of November 11, 2016, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on February 14, 2017). *Ø

10.23
Amendment No. 3 to Purchase Agreement COM0270-15, dated as of January 13, 2017, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on February 14, 2017). *Ø

10.24
Amendment No. 4 to Purchase Agreement COM0270-15, dated as of August 11, 2017, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2017). *Ø

10.25
Amendment No. 5 to Purchase Agreement COM0270-15, dated as of April 19, 2018, by and between Aircastle Holding Corporation and Embrarer S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2018) *Ø

10.26
Amendment No. 6 to Purchase Agreement COM0270-15, dated as of June 29, 2018, by and between Aircastle Holding Corporation and Embrarer S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2018) *Ø

10.27
Amendment No. 1 to Letter Agreement COM0271-15 in Purchase Agreement COM0270-15, dated as of November 11, 2016, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on February 14, 2017). *Ø

10.28
Amendment No. 2 to Letter Agreement COM0271-15 in Purchase Agreement COM0270-15, dated as of August 11, 2017, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2017). *Ø

10.29
Amendment No. 3 to Letter Agreement COM0271-15 in Purchase Agreement COM0270-15, dated as of February 23, 2018, by and between Aircastle Holding Corporation and Embrarer S.A. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2018) *Ø

10.30
Amendment No. 4 to Letter Agreement COM271-15 in Purchase Agreement COM0270-15, dated as of April 19, 2018, by and between Aircastle Holding Corporation and Embrarer S.A. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2018) *Ø

10.31
Letter Agreement, dated as of October 4, 2016, by and between Aircastle Advisor LLC and Aaron Dahlke (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 7, 2016). #

10.32
Separation Agreement, dated June 30, 2017, between Aircastle Advisor LLC and Ron Wainshal (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2017). #

10.33
Retirement and Transition Agreement, dated September 17, 2018, for Michael L. Kriedberg (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2018). #

21.1	Subsidiaries of the Registrant *

23.1	Consent of Ernst & Young LLP *

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 *

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 *

Exhibit No.	Description of Exhibit

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

99.1	Owned Aircraft Portfolio at December 31, 2018 *

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2018 and 2017; (ii) Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; (v) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2018, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements *

_____________
#    Management contract or compensatory plan or arrangement.
*    Filed herewith.
Ø    Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
ITEM 16. FORM 10-K SUMMARY
None.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Aircastle Limited
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Aircastle Limited and subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 12, 2019 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2004.

Stamford, CT
February 12, 2019

Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$152,719	$211,922
Restricted cash and cash equivalents	15,134	21,935
Accounts receivable	15,091	12,815
Flight equipment held for lease, net of accumulated depreciation of $1,221,985 and $1,125,594, respectively	6,935,585	6,188,469
Net investment in finance and sales-type leases	469,180	545,750
Unconsolidated equity method investment	69,111	76,982
Other assets	214,361	141,210
Total assets	$7,871,181	$7,199,083

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings, net of debt issuance costs	$798,457	$849,874
Borrowings from unsecured financings, net of debt issuance costs	3,962,896	3,463,732
Accounts payable, accrued expenses and other liabilities	153,341	140,221
Lease rentals received in advance	87,772	57,630
Security deposits	120,962	130,628
Maintenance payments	739,072	649,434
Total liabilities	5,862,500	5,291,519

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $0.01 par value, 250,000,000 shares authorized, 75,454,511 shares issued and outstanding at December 31, 2018; and 78,707,963 shares issued and outstanding at December 31, 2017	754	787
Additional paid-in capital	1,468,779	1,527,796
Retained earnings	539,332	380,331
Accumulated other comprehensive loss	(184)	(1,350)
Total shareholders’ equity	2,008,681	1,907,564

Total liabilities and shareholders’ equity	$7,871,181	$7,199,083

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Lease rental revenue	$722,694	$721,302	$725,220
Finance and sales-type lease revenue	35,132	25,716	17,190
Amortization of lease premiums, discounts and incentives	(15,269)	(11,714)	(10,353)
Maintenance revenue	105,738	56,128	33,590
Total lease rentals	848,295	791,432	765,647
Gain on sale of flight equipment	36,766	55,167	39,126
Other revenue	5,290	5,188	7,311
Total revenues	890,351	851,787	812,084

Expenses:
Depreciation	310,850	298,664	305,216
Interest, net	234,504	241,231	255,660
Selling, general and administrative (including non-cash share-based payment expense of $11,488, $13,148 and $7,901, respectively)	76,025	73,604	61,872
Impairment of aircraft	—	80,430	28,585
Maintenance and other costs	8,961	9,077	7,773
Total expenses	630,340	703,006	659,106

Total other income (expense)	1,636	(2,476)	3,527

Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	261,647	146,305	156,505
Income tax provision	5,642	6,042	12,307
Earnings (loss) of unconsolidated equity method investment, net of tax	(8,086)	7,611	7,255

Net income	$247,919	$147,874	$151,453

Earnings per common share — Basic:
Net income per share	$3.18	$1.88	$1.92

Earnings per common share — Diluted:
Net income per share	$3.17	$1.87	$1.92

Dividends declared per share	$1.14	$1.06	$0.98

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$247,919	$147,874	$151,453
Other comprehensive income, net of tax:
Net change in fair value of derivatives, net of tax expense of $0 for all periods presented	—	—	(1)
Net derivative loss reclassified into earnings	1,166	2,202	9,662
Other comprehensive income	1,166	2,202	9,661

Total comprehensive income	$249,085	$150,076	$161,114

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$247,919	$147,874	$151,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	310,850	298,664	305,216
Amortization of deferred financing costs	14,627	19,435	18,508
Amortization of lease premiums, discounts and incentives	15,269	11,714	10,353
Deferred income taxes	(496)	(8,948)	6,156
Non-cash share-based payment expense	11,488	13,148	7,901
Cash flow hedges reclassified into earnings	1,166	2,202	9,662
Security deposits and maintenance payments included in earnings	(80,628)	(17,947)	(23,123)
Gain on the sale of flight equipment	(36,766)	(55,167)	(39,126)
Impairment of aircraft	—	80,430	28,585
Other	3,032	1,476	(6,867)
Changes on certain assets and liabilities:
Accounts receivable	(12,328)	(6,734)	832
Other assets	5,065	(7,655)	(1,089)
Accounts payable, accrued expenses and other liabilities	10,526	13,857	(4,014)
Lease rentals received in advance	32,868	(1,478)	3,645
Net cash and restricted cash provided by operating activities	522,592	490,871	468,092
Cash flows from investing activities:
Acquisition and improvement of flight equipment	(1,317,497)	(1,038,343)	(1,331,059)
Proceeds from sale of flight equipment	338,831	833,576	755,898
Net investment in finance and sales-type leases	(15,783)	(331,721)	(78,892)
Collections on finance and sales-type leases	29,961	32,184	19,413
Aircraft purchase deposits and progress payments, net of returned deposits and aircraft sales deposits	(15,494)	(7,681)	(9,628)
Unconsolidated equity method investment and associated costs	(3,350)	—	(18,048)
Other	8,645	(5,122)	(839)
Net cash and restricted cash used in investing activities	(974,687)	(517,107)	(663,155)
Cash flows from financing activities:
Repurchase of shares	(71,421)	(4,862)	(37,337)
Proceeds from secured and unsecured debt financings	1,413,901	675,000	1,054,250
Repayments of secured and unsecured debt financings	(969,139)	(878,534)	(588,778)
Deferred financing costs	(11,642)	(8,540)	(18,890)
Restricted secured liquidity facility collateral	—	—	65,000
Liquidity facility	—	—	(65,000)
Security deposits and maintenance payments received	203,925	192,830	171,672
Security deposits and maintenance payments returned	(90,803)	(141,185)	(51,658)
Dividends paid	(88,730)	(83,433)	(77,137)
Other	—	—	(2,283)
Net cash and restricted cash provided by (used in) financing activities	386,091	(248,724)	449,839
Net (decrease) increase in cash and restricted cash	(66,004)	(274,960)	254,776
Cash and restricted cash at beginning of year	233,857	508,817	254,041
Cash and restricted cash at end of year	$167,853	$233,857	$508,817

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	$152,719	$211,922	$455,579
Restricted cash and cash equivalents	15,134	21,935	53,238

Unrestricted and restricted cash and cash equivalents	$167,853	$233,857	$508,817

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$214,350	$228,125	$224,705
Cash paid during the year for income taxes	$6,254	$4,576	$16,693
Supplemental disclosures of non-cash investing activities:
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets settled in sale of flight equipment	$71,837	$132,585	$75,335
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets assumed in asset acquisitions	$63,432	$149,100	$202,808
Transfers from Flight equipment held for lease to Net investment in finance and sales-type leases and Other assets	$11,202	$154,213	$142,950

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share amounts)

			Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Common Shares
	Shares	Amount
Balance, December 31, 2015	80,232,260	$802	$1,550,337	$241,574	$(13,213)	$1,779,500
Issuance of common shares to directors and employees	317,501	3	(3)	—	—	—
Repurchase of common shares from stockholders, directors and employees	(1,956,628)	(19)	(37,318)	—	—	(37,337)
Amortization of share-based payments	—	—	7,901	—	—	7,901
Excess tax benefit from stock based compensation	—	—	273	—	—	273
Dividends declared	—	—	—	(77,137)	—	(77,137)
Net income	—	—	—	151,453	—	151,453
Net change in fair value of derivatives, net of $0 tax expense	—	—	—	—	(1)	(1)
Net derivative loss reclassified into earnings	—	—	—	—	9,662	9,662
Balance, December 31, 2016	78,593,133	786	1,521,190	315,890	(3,552)	1,834,314
Issuance of common shares to stockholders, directors and employees	344,017	3	(3)	—	—	—
Repurchase of common shares from stockholders, directors and employees	(229,187)	(2)	(4,860)	—	—	(4,862)
Amortization of share-based payments	—	—	11,469	—	—	11,469
Dividends declared	—	—	—	(83,433)	—	(83,433)
Net income	—	—	—	147,874	—	147,874
Net derivative loss reclassified into earnings	—	—	—	—	2,202	2,202
Balance, December 31, 2017	78,707,963	787	1,527,796	380,331	(1,350)	1,907,564
Issuance of common shares to stockholders, directors and employees	423,202	4	(4)	—	—	—
Repurchase of common shares from stockholders, directors and employees	(3,676,654)	(37)	(71,384)	—	—	(71,421)
Amortization of share-based payments	—	—	10,523	—	—	10,523
Reclassification of prior year director stock award liability	—	—	1,848	—	—	1,848
Dividends declared	—	—	—	(88,730)	—	(88,730)
Net income	—	—	—	247,919	—	247,919
Adoption of accounting standard	—	—	—	(188)	—	(188)
Net derivative loss reclassified into earnings	—	—	—	—	1,166	1,166
Balance, December 31, 2018	75,454,511	$754	$1,468,779	$539,332	$(184)	$2,008,681

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
Effective January 1, 2018, the Company adopted FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and related updates. Lease contracts within the scope of Accounting Standards Codification (“ASC”) 840, Leases, are specifically excluded from ASU No. 2014-09. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. The update is applied using the modified retrospective approach. The standard did not have a material impact on our consolidated financial statements and related disclosures; however, as part of the Company’s adoption of this standard, we have reclassified Gain on sale of flight equipment from Other income (expense) to Revenues on our Consolidated Statements of Income for the year ended December 31, 2018. We believe this better reflects the sale of flight equipment as part of our ordinary activities and conforms our presentation to those of our publicly traded peers. The presentation for the years ended December 31, 2017, 2016, 2015 and 2014 have also been reclassified to conform to the current period presentation:

	Year Ended December 31,
	2017	2016	2015	2014
Total revenues as previously reported	$796,620	$772,958	$819,202	$818,602
Gain on sale of flight equipment	55,167	39,126	58,017	23,146
Total revenues	$851,787	$812,084	$877,219	$841,748
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure since the balance sheet date of December 31, 2018 through the date on which the consolidated financial statements included in this Form 10-K were issued.
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
Risk and Uncertainties
In the normal course of business, Aircastle encounters several significant types of economic risk including credit, market, aviation industry and capital market risks. Credit risk is the risk of a lessee’s inability or unwillingness to make contractually required payments and to fulfill its other contractual obligations. Market risk reflects the change in the value of financings due to changes in interest rate spreads or other market factors, including the value of collateral underlying financings. Aviation industry risk is the risk of a downturn in the commercial aviation industry which could adversely impact a lessee’s ability to make payments, increase the risk of unscheduled lease terminations and depress lease rates and the value of the Company’s aircraft. Capital market risk is the risk that the Company is unable to obtain capital at reasonable rates to fund the growth of our business or to refinance existing debt facilities.
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
Impairment of Flight Equipment
We perform a recoverability assessment of all aircraft in our fleet, on an aircraft-by-aircraft basis annually during the second quarter. In addition, a recoverability assessment is performed whenever events or changes in circumstances, or indicators, suggest that the carrying amount or net book value of an asset may not be recoverable. Indicators may include, but are not limited to, a significant lease restructuring or early lease termination, significant change in aircraft model’s storage levels, the introduction of newer technology aircraft or engines, an aircraft type is no longer in production or a significant airworthiness directive is issued. When we perform a recoverability assessment, we measure whether the estimated future undiscounted net cash flows expected to be generated by the aircraft exceed its net book value. The undiscounted cash flows consist of cash flows from currently contracted lease rental and maintenance payments, future projected lease rates, transition costs, estimated down time, estimated residual or scrap values for an aircraft, economic conditions and other factors. In the event that an aircraft does not meet the recoverability test, the aircraft will be adjusted to fair value, resulting in an impairment charge. See Note 2 — Fair Value Measurements.
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
Collectability of finance and sales-type leases is evaluated periodically on an individual customer level. The evaluation of the collectability of the finance and sales-type leases considers the credit of the lessee and the value of the underlying aircraft. An allowance for credit losses is established if there is evidence that we will be unable to collect all amounts due according to the original contractual terms of the Net investment in finance and sales-type leases. At December 31, 2018, we had no allowance for credit losses for our Net investment in finance and sales-type leases. When collectability is not reasonably assured, the customer is placed on non-accrual status, and revenue is recognized when cash payments are received.
Unconsolidated Equity Method Investment
Aircastle accounts for its interest in an unconsolidated joint venture using the equity method as we do not control the joint venture entity. Under the equity method, the investment is initially recorded at cost and the carrying amount is affected by its share of the unconsolidated joint venture’s undistributed earnings and losses, and distributions of dividends and capital. The investment may also reflect an equity loss in the event that circumstances indicate an other-than-temporary impairment.
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
We record monthly maintenance payments by the lessee as accrued maintenance payments liabilities in recognition of our contractual commitment to refund such receipts. In these contracts, we typically do not recognize such maintenance payments as maintenance revenue during the lease. Reimbursements to the lessee upon the receipt of evidence of qualifying maintenance work are charged against the existing accrued maintenance payments liability. We currently defer maintenance revenue recognition of most monthly maintenance payments collected until the end of the lease, when we are able to determine the amount, if any, by which the monthly maintenance payments received from a lessee exceed costs to be incurred by that

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

lessee in performing heavy maintenance. End of lease term maintenance payments made to us are recognized as maintenance revenue, and end of lease term maintenance payments we make to a lessee are recorded as contra maintenance revenue.
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
The most significant among the changes in ASC 842 is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under current U.S. GAAP, existing at, or entered into after, January 1, 2019. The standard will be effective for reporting periods beginning after December 15, 2018. We plan to adopt the standard on its required effective date of January 1, 2019, using the required “modified retrospective” approach and the available practical expedients. We have evaluated the impact of ASC 842 and have determined the standard will not have a material impact on our consolidated financial statements and related disclosures. We do not believe that the adoption of the standard will significantly impact our existing or potential lessees’ economic decisions to lease aircraft.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments and related updates. The standard affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The standard replaces today’s incurred loss model with an expected loss model that requires entities to consider a broader range of information to estimate expected credit losses over the lifetime of the asset. Under the new standard, an allowance for credit losses is recorded which represents amounts not expected to be collected. The standard is applied on a modified retrospective approach. The standard is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as early as the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are in the process of determining the impact the standard will have on our consolidated financial statements and related disclosures.
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
In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810), Targeted Improvements to Related Party Guidance for Variable Interest Entities. The standard changes how all entities evaluate decision-making fees under the variable interest entity guidance. The standard is applied retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. The standard is effective for annual periods beginning after

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We are in the process of determining the impact the standard will have on our consolidated financial statements and related disclosures.
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
The following tables set forth our financial assets and liabilities as of December 31, 2018 and 2017 that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value as of December 31, 2018	Fair Value Measurements at December 31, 2018 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3	Valuation Technique
Assets:
Cash and cash equivalents	$152,719	$152,719	$—	$—	Market
Restricted cash and cash equivalents	15,134	15,134	—	—	Market
Derivative assets	4,886	—	4,886	—	Market
Total	$172,739	$167,853	$4,886	$—

	Fair Value as of December 31, 2017	Fair Value Measurements at December 31, 2017 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3	Valuation Technique
Assets:
Cash and cash equivalents	$211,922	$211,922	$—	$—	Market
Restricted cash and cash equivalents	21,935	21,935	—	—	Market
Derivative assets	3,254	—	3,254	—	Market
Total	$237,111	$233,857	$3,254	$—

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

For the years ended December 31, 2018 and 2017, we had no transfers into or out of Level 3.
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
Our investments in joint ventures are valued using the equity method. Investments are recorded at cost and are adjusted by undistributed earnings and losses and the distributions of dividends and capital. These investments are also reviewed whenever events or circumstances indicate other-than-temporary impairments.
Aircraft Valuation
Transactional Impairments
We did not record any transactional impairments during 2018. During 2017, we entered into agreements to sell two Boeing 747-400 production freighter aircraft at the end of their respective leases and one older Boeing 747-400 converted freighter aircraft to its lessee, resulting in impairment charges totaling $79,234, partially offset by maintenance revenue of $13,520. During 2017, we sold one of the production freighters and the one converted freighter. The agreement to sell the other production freighter was terminated and this aircraft remains on lease.
Annual Recoverability Assessment
We completed our annual recoverability assessment of our aircraft in the second quarter of 2018. We also performed aircraft-specific analyses where there were changes in circumstances, such as approaching lease expirations. No impairments were recorded as a result of our annual recoverability assessment.
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
The fair values of our ECA Financings (as described in Note 6 — Variable Interest Entities below) and other secured bank financings are estimated using a discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our senior notes is estimated using quoted market prices.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The carrying amounts and fair values of our financial instruments at December 31, 2018 and 2017 are as follows:

	December 31, 2018		December 31, 2017
	Carrying Amount of Liability	Fair Value of Liability	Carrying Amount of Liability	Fair Value of Liability
Credit Facilities	$425,000	$425,000	$175,000	$175,000
Unsecured Term Loan	120,000	120,000	120,000	120,000
ECA Financings	189,080	190,216	227,491	232,030
Bank Financings	619,715	623,604	635,443	634,132
Senior Notes	3,450,000	3,446,826	3,200,000	3,367,245

All of our financial instruments are classified as Level 2 with the exception of our senior notes, which are classified as Level 1.
Note 3. Lease Rental Revenues and Flight Equipment Held for Lease
Minimum future annual lease rentals contracted to be received under our existing operating leases of flight equipment at December 31, 2018 were as follows:

Year Ended December 31,	Amount
2019	$712,286
2020	611,647
2021	502,508
2022	417,322
2023	354,525
Thereafter	512,783
Total	$3,111,071

The classification of regions in the tables below is determined based on the principal location of the lessee of each aircraft.
Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Year Ended December 31,
Region	2018	2017	2016
Asia and Pacific	36%	37%	40%
Europe	28%	24%	23%
Middle East and Africa	11%	12%	12%
North America	9%	8%	6%
South America	16%	19%	19%

Total	100%	100%	100%

The following table shows the number of lessees with lease rental revenue of at least 5% and their combined total percentage of lease rental revenue for the years indicated:

Year Ended December 31,	2018		2017		2016
	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue
Largest lessees by lease rental revenue	3	18%	4	24%	4	25%

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table sets forth revenue attributable to individual countries representing at least 10% of total revenue (including maintenance revenue) in any year based on each lessee’s principal place of business for the years indicated:

Year Ended December 31,	2018		2017		2016
Country	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Brazil(1)	$116,527	13%	$—	—%	$—	—%
Indonesia(2)	—	—%	—	—%	83,087	11%

 ______________

(1)
For the year ended December 31, 2018, total revenue included $72,242 of maintenance revenue related to early lease terminations with Avianca Brazil. Total revenue attributable to Brazil was less than 10% for the years ended December 31, 2017 and 2016.

(2)	Total revenue attributable to Indonesia was less than 10% for the years ended December 31, 2018 and 2017.
Geographic concentration of net book value of flight equipment (including flight equipment held for lease and net investment in finance and sales-type leases, or “net book value”) was as follows:

	December 31, 2018			December 31, 2017
Region	Number of Aircraft		Net Book Value %	Number of Aircraft		Net Book Value %
Asia and Pacific	78		36%	59		30%
Europe	87		27%	92		32%
Middle East and Africa	17		8%	15		9%
North America	35		10%	32		10%
South America	16		10%	25		19%
Off-lease	15	(1)	9%	1	(2)	—%
Total	248		100%	224		100%
______________

(1)
Consisted of eleven Airbus A320-200 aircraft and two Airbus A330-200 aircraft which we are marketing for lease or sale, and one Boeing B737-800 along with one Boeing B777-300ER aircraft, which are subject to lease commitments.

(2)	Consisted of one Airbus A321-200 aircraft, which was delivered on lease to a customer during the second quarter of 2018.
The following table sets forth net book value attributable to individual countries representing at least 10% of net book value based on each lessee’s principal place of business as of:

	December 31, 2018			December 31, 2017
Region	Net Book Value	Net Book Value %	Number of Lessees	Net Book Value	Net Book Value %	Number of Lessees
India	$865,046	12%	4	$—	—%	—

At December 31, 2018 and 2017, the amounts of lease incentive liabilities recorded in maintenance payments on the Consolidated Balance Sheets were $15,636 and $11,496, respectively.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 4. Net Investment in Finance and Sales-Type Leases
At December 31, 2018, our net investment in finance and sales-type leases consisted of 29 aircraft. The following table lists the components of our net investment in finance and sales-type leases at December 31, 2018:

Amount
Total lease payments to be received	$236,993
Less: Unearned income	(118,936)
Estimated residual values of leased flight equipment (unguaranteed)	351,123

Net investment in finance and sales-type leases	$469,180

At December 31, 2018, minimum future lease payments on finance and sales-type leases are as follows:

Year Ending December 31,	Amount
2019	$60,751
2020	58,320
2021	48,036
2022	37,540
2023	28,533
Thereafter	3,813
Total lease payments to be received	$236,993

Note 5. Unconsolidated Equity Method Investment
We have joint ventures with an affiliate of Ontario Teachers’ Pension Plan (“Teachers’”) and with the leasing arm of the Industrial Bank of Japan, Limited.
At December 31, 2018, the net book value of both joint ventures’ thirteen aircraft was $601,652.

Amount
Investment in joint ventures at December 31, 2016	$72,977
Investment in joint ventures	2,994
Earnings from joint ventures, net of tax	7,611
Distributions	(6,600)
Investment in joint ventures at December 31, 2017	76,982
Investment in joint ventures	4,115
Loss from joint ventures, net of tax	(8,086)
Distributions	(3,900)
Investment in joint ventures at December 31, 2018	$69,111

The Company has recorded in its Consolidated Balance Sheet a $13,565 guarantee liability in Maintenance payments and a $5,100 guarantee liability in Security deposits representing its share of the respective exposures. As of December 31, 2018, Teachers’ stated its intention, as majority shareholder, to liquidate all assets of its joint venture with the Company. Accordingly, we recognized our share of the undistributed loss in this joint venture of $9,041 during the year ended December 31, 2018, the loss of which is attributable to fair value adjustments recorded by the joint venture and anticipated liquidation costs.
In December of 2018, we sold one aircraft to IBJ Air, in which we hold a 25% equity interest. This transaction was approved by our Audit Committee as an arm’s length transaction under our related party policy.

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
The only assets that the Air Knight VIEs have on their books are financing leases that are eliminated in the consolidated financial statements. The related aircraft, with a net book value as of December 31, 2018 of $394,767, were included in our flight equipment held for lease. The consolidated debt outstanding, net of debt issuance costs, of the Air Knight VIEs as of December 31, 2018 is $185,384.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 7. Borrowings from Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured term debt financings were as follows:

	At December 31, 2018				At December 31, 2017
Debt Obligation	Outstanding Borrowings	Number of Aircraft	Interest Rate	Final Stated Maturity	Outstanding Borrowings
Secured Debt Financings:
ECA Financings(1)	$189,080	6	3.02% to 3.96%	12/03/21 to 11/30/24	$227,491
Bank Financings(2)	619,715	25	2.27% to 5.03%	06/12/19 to 01/19/26	635,443
Less: Debt Issuance Costs	(10,338)				(13,060)
Total secured debt financings, net of debt issuance costs and discounts	798,457	31			849,874
Unsecured Debt Financings:
Senior Notes due 2018	—		4.625%	12/15/18	400,000
Senior Notes due 2019	500,000		6.250%	12/01/19	500,000
Senior Notes due 2020	300,000		7.625%	04/15/20	300,000
Senior Notes due 2021	500,000		5.125%	03/15/21	500,000
Senior Notes due 2022	500,000		5.500%	02/15/22	500,000
Senior 5.00% Notes due 2023	500,000		5.000%	04/01/23	500,000
Senior 4.40% Notes due 2023	650,000		4.400%	09/25/23	—
Senior Notes due 2024	500,000		4.125%	05/01/24	500,000
Unsecured Term Loan	120,000		4.337%	04/28/19	120,000
Revolving Credit Facilities	425,000		4.006%	12/27/21 to 06/27/22	175,000
Less: Debt issuance costs and discounts	(32,104)				(31,268)
Total unsecured debt financings, net of debt issuance costs and discounts	3,962,896				3,463,732
Total secured and unsecured debt financings, net of debt issuance costs and discounts	$4,761,353				$4,313,606
 _______________

(1)	The borrowings under these financings at December 31, 2018 have a weighted-average rate of interest of 3.58%.

(2)	The borrowings under these financings at December 31, 2018 have a weighted-average fixed rate of interest of 4.73%.

Secured Debt Financing:
Bank Financings
On October 11, 2018, we entered into a full recourse $115,000 secured bank financing with National Bank of Australia in relation to five Boeing 737-800 aircraft on lease with a customer in North America. This financing bears interest at a fixed rate of 4.55% and matures in December 2024.
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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Prior to August 25, 2023, we may redeem all or part of the aggregate principal amount of the Senior 4.40% Notes due 2023 at any time at a redemption price equal to the greater of (a) 100% of the principal amount of the notes redeemed, plus accrued and unpaid interest thereon to, but not including, the redemption date and (b) the sum of the present values of 100% of the principal amount of the notes redeemed and the remaining scheduled payments of interest on the notes from the redemption date through August 25, 2023 (computed using a discount rate equal to the Treasury Rate (as defined in the indenture governing the Senior 4.40% Notes due 2023) as of such redemption date plus 0.25%). In addition, on or after August 25, 2023, we may redeem all or part of the aggregate principal amount of the Senior 4.40% Notes due 2023 at a redemption price equal to 100%, plus accrued and unpaid interest thereon to, but not including, the redemption date. If the Company undergoes a change of control (as defined in the indenture governing the Senior 4.40% Notes due 2023) and, as a result of the change of control, the rating of the Senior 4.40% Notes due 2023 is downgraded to below an investment grade rating by certain rating agencies in the manner specified in the indenture governing the Senior 4.40% Notes due 2023, it must offer to repurchase the Senior 4.40% Notes due 2023 at 101% of the principal amount, plus accrued and unpaid interest to, but not including, the purchase date. The Senior 4.40% Notes due 2023 are not guaranteed by any of the Company’s subsidiaries or any third-party.
The net proceeds from the issuance were used to repay amounts drawn under our existing revolving credit facility and for general corporate purposes.
On December 15, 2018, we paid off our Senior Notes due 2018.
Revolving Credit Facilities
On June 27, 2018, we entered into an amendment that increased the size of one of our unsecured revolving facilities from $675,000 to $800,000, extended its maturity by more than two years to June 2022 and decreased the interest rate from LIBOR plus 2.25% to LIBOR plus 1.50%.
On December 27, 2018, we entered into a $250,000 three-year, unsecured revolving credit facility with a group of banks based in Asia. It can be increased to a maximum of $350,000. This facility bears interest at a rate of LIBOR plus 1.50% and matures in December 2021. The facility contains provisions similar to our existing credit facilities, including a $750,000 minimum net worth covenant.
As a condition to this new facility, on January 9, 2019, we terminated our existing $135,000 revolving credit facility with a group of banks based in Asia. Under the terms of this facility, we were not contractually able to draw upon this facility at December 31, 2018.
At December 31, 2018, we had $425,000 outstanding under our revolving credit facilities and had $625,000 available.
Maturities of the secured and unsecured debt financings over the next five years and thereafter are as follows:

Year Ending December 31,	Amount
2019	$729,804
2020	400,384
2021	602,451
2022	1,021,820
2023	1,395,948
Thereafter	653,388
Total	$4,803,795

As of December 31, 2018, we were in compliance with all applicable covenants in our financings.

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
The maximum number of Common Shares reserved for issuance under the Amended and Restated 2014 Plan is 6,750,000 Common Shares. Restricted common shares outstanding under prior plans in the amount of 487,177 shares will continue to vest subject to the terms and conditions of the prior plans and the applicable awards agreements which are included in the below table.
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
A summary of the fair value of non-vested restricted common shares for the years ended December 31, 2018, 2017 and 2016 is as follows:

Non-vested Shares	Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	651.4	$18.81
Granted	336.7	16.58
Canceled	(9.0)	18.21
Vested	(302.4)	18.50
Non-vested at December 31, 2016	676.7	17.84
Granted	315.5	22.41
Canceled	(4.2)	20.36
Vested	(469.6)	18.60
Non-vested at December 31, 2017	518.4	19.92
Granted	291.9	21.88
Canceled	(16.8)	21.27
Vested	(306.3)	19.52
Non-vested at December 31, 2018	487.2	$21.30

The fair value of the restricted common shares granted in 2018, 2017 and 2016 were determined based upon the market price of the shares at the grant date.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Performance Share Units
During 2018, the Company issued performance share units (“PSUs”) to certain employees. These awards were made under the Amended and Restated 2014 Plan and a prior plan. The PSUs are denominated in share units without dividend rights, each of which is equivalent to one common share, and are subject to market and performance conditions and time vesting.
The PSUs granted in 2018 vest at the end of a three-year performance period which ends on December 31, 2020. Half of the PSUs vest on achieving relative total stockholder return goals (the “TSR PSUs”) while the other half vest on attaining annual Adjusted Return on Equity goals (the “AROE PSUs”). The table below shows the PSU awards issued during 2018, including the number of common shares underlying the awards at the time of issuance:

	Minimum	Target	Maximum
TSR PSUs	—	169,631	339,262
AROE PSUs	—	169,626	339,252
Total	—	339,257	678,514

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
The following table summarizes the assumption ranges used in calculating the fair value of TSR PSUs during the following periods:

	Year Ended December 31,
	2018	2017	2016
Volatility	24.8% to 32.6%	29.4% to 32.6%	29.4% to 31.7%
Dividend yield	4.3% to 4.9%	4.3%	4.3%
Risk-free interest rate	0.8% to 2.6%	0.8% to 1.5%	0.8% to 1.1%

The number of shares vesting from the AROE PSUs at the end of the three-year performance period will depend on the Company’s Adjusted Return on Equity as measured against the targets set by the Compensation Committee annually during the performance period, consistent with the business plan approved by the Board. The fair value of the 2018 AROE PSUs was determined based on the closing market price of the Company’s common shares on the date of grant reduced by the present value of expected dividends to be paid. The number of shares that will ultimately vest will range from 0% to 200% of the target AROE PSUs.
During 2018, the Company granted a target of 229,557 PSUs of which, 169,631 are TSR PSUs and 59,926 are AROE PSUs. As of December 31, 2018, the remaining target AROE PSUs will be considered granted upon the Compensation Committee’s setting the target AROE for the respective periods:

	Remaining AROE Target PSUs
	2019	2020
2017 PSUs	35,807	—
2018 PSUs	59,926	49,774

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table summarizes the activities for our unvested PSUs for 2018:

	Unvested Performance Stock Units
	Number of Units of TSR PSUs	Number of Units of AROE PSUs	TSR PSUs Weighted Fair Value on Date of Grant ($)	AROE PSUs Weighted Fair Value on Date of Grant ($)
Unvested at December 31, 2015	—	—	$—	$—
Granted	143,414	47,802	25.07	19.18
Unvested at December 31, 2016	143,414	47,802	25.07	19.18
Granted(1)	107,426	116,721	25.00	20.37
Vested	(50,899)	(57,637)	24.83	20.02
Canceled/Forfeited(2)	—	(1,697)	—	20.55
Unvested as of December 31, 2017	199,941	105,189	$25.09	$20.02
Granted(1)	169,631	266,244	22.15	19.65
Vested	—	(129,522)	—	20.14
Canceled/Forfeited(2)	(92,515)	(26,006)	25.20	19.99
Unvested as of December 31, 2018	277,057	215,905	$23.16	$19.47

Expected to vest after December 31, 2018	277,057	215,905	$23.16	$19.47

______________

(1)	Also includes shares above target.

(2)	Represents performance share units that were below target and as a result were forfeited.
During 2018, the Company incurred share-based compensation expense of $5,100 related to restricted common shares and $6,388 related to PSUs.
As of December 31, 2018, the Company has unrecognized compensation cost, adjusted for actual forfeitures, of $4,694 related to non-vested restricted common shares and $6,128 related to PSUs, which is expected to be recognized over a weighted average period of 1.65 years.
On October 30, 2018, the Company’s Board of Directors increased the authorization to repurchase shares to $100,000 from the $42,209 that was remaining under the previous authorization. Under this repurchase program, the Company may purchase its common shares from time to time in the open market or in privately negotiated transactions. During 2018, we repurchased 3,556,091 common shares at an aggregate cost of $68,927. As of December 31, 2018, the remaining dollar value of common shares that may be purchased under the current repurchase program is $84,752. We also repurchased 120,563 shares totaling $2,494 from our employees and directors to settle tax obligations related to share vesting. As of February 8, 2019, we have repurchased an additional 496,920 shares at an aggregate cost of $8,733.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 9. Dividends
The following table sets forth the quarterly dividends declared by our Board of Directors for the three years ended December 31, 2018:

Declaration Date	Dividend per Common Share	Aggregate Dividend Amount	Record Date	Payment Date
October 30, 2018	$0.30	$22,867	November 30, 2018	December 14, 2018
August 3, 2018	$0.28	$21,870	August 31, 2018	September 14, 2018
May 1, 2018	$0.28	$21,908	May 31, 2018	June 15, 2018
February 2, 2018	$0.28	$22,085	February 28, 2018	March 15, 2018
October 31, 2017	$0.28	$22,039	November 30, 2017	December 15, 2017
August 4, 2017	$0.26	$20,464	August 31, 2017	September 15, 2017
May 2, 2017	$0.26	$20,482	May 31, 2017	June 15, 2017
February 9, 2017	$0.26	$20,466	February 28, 2017	March 15, 2017
October 28, 2016	$0.26	$20,434	November 29, 2016	December 15, 2016
August 2, 2016	$0.24	$18,872	August 26, 2016	September 15, 2016
May 2, 2016	$0.24	$18,915	May 31, 2016	June 15, 2016
February 9, 2016	$0.24	$18,915	February 29, 2016	March 15, 2016

Note 10. Earnings Per Share
We include all common shares granted under our incentive compensation plan which remain unvested (“restricted common shares”) and contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (“participating securities”), in the number of shares outstanding in our basic and diluted EPS calculations using the two-class method. All of our restricted common shares are currently participating securities. Our unvested PSUs are contingently issuable shares which are included in our diluted earnings per share calculations which do not include voting or dividend rights. The PSUs that vested as of December 31, 2018 are included in basic and diluted EPS as issued shares.
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

	Year Ended December 31,
	2018	2017	2016
Weighted-average shares:
Common shares outstanding	77,447,263	78,219,458	78,161,494
Restricted common shares	476,726	556,592	653,944

Total weighted-average shares	77,923,989	78,776,050	78,815,438

Percentage of weighted-average shares:
Common shares outstanding	99.39%	99.29%	99.17%
Restricted common shares	0.61%	0.71%	0.83%

Total	100.00%	100.00%	100.00%

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The calculations of both basic and diluted earnings per share for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Year Ended December 31,
	2018	2017	2016
Earnings per common share — Basic:
Income from continuing operations	$247,919	$147,874	$151,453
Less: Distributed and undistributed earnings allocated to restricted common shares(1)	(1,517)	(1,045)	(1,257)
Income from continuing operations available to common shareholders — Basic	$246,402	$146,829	$150,196

Weighted-average common shares outstanding — Basic	77,447,263	78,219,458	78,161,494

Net income per common share — Basic	$3.18	$1.88	$1.92

Earnings per common share — Diluted:
Income from continuing operations	$247,919	$147,874	$151,453
Less: Distributed and undistributed earnings allocated to restricted common shares(1)	(1,517)	(1,045)	(1,257)
Income from continuing operations available to common shareholders — Diluted	$246,402	$146,829	$150,196

Weighted-average common shares outstanding — Basic	77,447,263	78,219,458	78,161,494
Effect of diluted shares(2)	301,356	153,983	42,785
Weighted-average common shares outstanding — Diluted	77,748,619	78,373,441	78,204,279

Net income per common share — Diluted	$3.17	$1.87	$1.92
 _____________

(1)
For the years ended December 31, 2018, 2017 and 2016, distributed and undistributed earnings to restricted shares was 0.61%, 0.71% and 0.83%, respectively, of net income. The amount of restricted share forfeitures for all periods present was immaterial to the allocation of distributed and undistributed earnings.

(2)	For the years ended December 31, 2018, 2017 and 2016, dilutive shares represented contingently issuable shares related to the Company’s PSUs.
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
The sources of income from continuing operations before income taxes and earnings of unconsolidated equity method investment for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Year Ended December 31,
	2018	2017	2016
U.S. operations	$8,104	$2,801	$2,230
Non-U.S. operations	253,543	143,504	154,275
Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	$261,647	$146,305	$156,505

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The components of the income tax provision from continuing operations for the years ended December 31, 2018, 2017 and 2016 consisted of the following:

	Year Ended December 31,
	2018	2017	2016
Current:
United States:
Federal	$2,446	$6,503	$2,004
State	(136)	1,913	587
Non-U.S.	3,828	6,574	3,560
Current income tax provision	6,138	14,990	6,151
Deferred:
United States:
Federal	2,901	(5,474)	1,350
State	759	(1,161)	(157)
Non-U.S.	(4,156)	(2,313)	4,963
Deferred income tax provision (benefit)	(496)	(8,948)	6,156
Total	$5,642	$6,042	$12,307

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2018, 2017 and 2016 consisted of the following:

	Year Ended December 31,
	2018	2017	2016
Deferred tax assets:
Non-cash share-based payments	$2,182	$1,899	$2,183
Net operating loss carry forwards	48,660	22,804	47,538
Other	1,795	1,272	1,902
Total deferred tax assets	52,637	25,975	51,623
Deferred tax liabilities:
Accelerated depreciation	(95,107)	(62,379)	(92,734)
Other	(338)	354	(1,227)
Total deferred tax liabilities	(95,445)	(62,025)	(93,961)

Net deferred tax liabilities	$(42,808)	$(36,050)	$(42,338)

The Company had $57,036 of net operating loss (“NOL”) carry forwards available at December 31, 2018 to offset future taxable income subject to U.S. graduated tax rates. If not utilized, $54,265 of these carry forwards will expire by 2038, with $2,771 of these carry forwards having no expiration date. The Company also had NOL carry forwards of $377,383 with no expiration date to offset future Irish and Mauritius taxable income. In 2017, NOLs of $223,758 were utilized as a result of gains from the sale and transfer of aircraft in Singapore. We have a five-year Singapore corporate tax reduction from the statutory rate of 17% to 8% through June 30, 2022. Deferred tax assets and liabilities are included in Other assets and Accounts payable and accrued liabilities, respectively, in the accompanying Consolidated Balance Sheets.
We do not expect to incur income taxes on future distributions of undistributed earnings of non-U.S. subsidiaries and accordingly, no deferred income taxes have been provided for the distributions of such earnings. As of December 31, 2018 we have elected to permanently reinvest our accumulated undistributed U.S. earnings of $29,716. Accordingly, no U.S. withholding taxes have been provided. Withholding tax of $1,486 would be due if such earnings were remitted.
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
Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income from continuing operations at December 31, 2018, 2017 and 2016 consisted of the following:

	Year Ended December 31,
	2018	2017	2016
Notional U.S. federal income tax expense at the statutory rate:	$54,946	$51,207	$54,777
U.S. state and local income tax, net	525	168	182
Non-U.S. operations:
Bermuda	(41,064)	(21,517)	(31,250)
Ireland	(2,567)	(2,348)	(276)
Singapore	(3,232)	(15,839)	(7,519)
Other low tax jurisdictions	(3,246)	(5,581)	(3,877)
Non-deductible expenses in the U.S.	157	(236)	525
Other	123	188	(255)

Provision for income taxes	$5,642	$6,042	$12,307

The provision for income taxes includes a tax benefit of $3,008 related to the Singapore rate reduction from 10% to 8%.
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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 12. Interest, Net
The following table shows the components of interest, net for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities(1)	$221,987	$223,260	$228,774
Amortization of deferred losses related to interest rate derivatives	1,166	2,202	9,662
Amortization of deferred financing fees and debt discount(2)	14,627	19,435	18,508
Interest expense	237,780	244,897	256,944
Less: Interest income	(2,943)	(3,411)	(1,140)
Less: Capitalized interest	(333)	(255)	(144)
Interest, net	$234,504	$241,231	$255,660
______________

(1)	Includes a loan termination gain of $838 and loan termination fees of $2,058 related to the sale of aircraft during the years ended December 31, 2018 and 2017, respectively.

(2)	Includes $300 and $4,005 in deferred financing fees written off related to the sale of aircraft during the years ended December 31, 2018 and 2017, respectively.
Note 13. Commitments and Contingencies
Rent expense, primarily for the corporate office and sales and marketing facilities, was $2,865, $2,143 and $1,951 for the years ended December 31, 2018, 2017 and 2016, respectively.
As of December 31, 2018, Aircastle is obligated under non-cancelable operating leases relating principally to office facilities in Stamford, Connecticut; Dublin, Ireland; and Singapore for future minimum lease payments as follows:

Year Ending December 31,	Amount
2019	$2,517
2020	1,608
2021	1,639
2022	1,670
2023	1,701
Thereafter	7,851
Total	$16,986

At December 31, 2018, we had commitments to acquire 35 aircraft for $1,328,553, including 25 Embraer E2 aircraft.
Remaining commitments, including $117,034 of progress payments, contractual price escalations and other adjustments for these aircraft at December 31, 2018, net of amounts already paid, are as follows:

Year Ending December 31,	Amount
2019	$415,955
2020	293,367
2021	619,231
2022	—
2023	—
Thereafter	—
Total	$1,328,553

As of February 8, 2019, we have commitments to acquire 33 aircraft for $1,262,928.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 14. Other Assets
The following table describes the principal components of Other assets on our Consolidated Balance Sheets as of:

	December 31,
	2018	2017
Deferred income tax asset	$912	$497
Lease incentives and premiums, net of amortization of $47,304 and $41,246, respectively	99,079	74,515
Flight equipment held for sale	11,707	707
Aircraft purchase deposits and progress payments	39,948	23,704
Fair value of interest rate cap	4,886	3,254
Note receivable(1)	4,292	10,000
Other assets(2)	53,537	28,533

Total other assets	$214,361	$141,210

______________

(1)	Related to the sale of aircraft during the year ended December 31, 2017.

(2)	Includes progress payments for Embraer E2 aircraft order.
Note 15. Accounts Payable, Accrued Expenses and Other Liabilities
The following table describes the principal components of Accounts payable, accrued expenses and other liabilities recorded on our Consolidated Balance Sheets as of:

	December 31,
	2018	2017
Accounts payable and accrued expenses	$57,220	$50,948
Deferred income tax liability	43,720	36,547
Accrued interest payable	45,277	38,129
Lease discounts, net of amortization of $43,935 and $36,111, respectively	7,124	14,597
Total accounts payable, accrued expenses and other liabilities	$153,341	$140,221

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 16. Quarterly Financial Data (Unaudited)
Quarterly results of our operations for the years ended December 31, 2018 and 2017 are summarized below:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2018
Revenues	$292,566	$190,829	$204,276	$202,680
Net income	$103,837	$36,332	$50,203	$57,547
Basic earnings per share:
Net income	$1.36	$0.47	$0.64	$0.73
Diluted earnings per share:
Net income	$1.35	$0.46	$0.64	$0.73

2017
Revenues	$196,643	$213,053	$237,059	$205,032
Net income (loss)	$55,120	$57,431	$(7,116)	$42,439
Basic earnings (loss) per share:
Net income (loss)	$0.70	$0.73	$(0.09)	$0.54
Diluted earnings (loss) per share:
Net income (loss)	$0.70	$0.73	$(0.09)	$0.54

The sum of the quarterly earnings (loss) per share amounts may not equal the annual amount reported since per share amounts are computed independently for each period presented.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Aircastle Limited has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 12, 2019

Aircastle Limited
By:	/s/ Michael Inglese
Michael Inglese
Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Aircastle Limited and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Michael Inglese	Chief Executive Officer and Director	February 12, 2019
Michael Inglese

/s/ Aaron Dahlke	Chief Financial Officer	February 12, 2019
Aaron Dahlke

/s/ James C. Connelly	Chief Accounting Officer	February 12, 2019
James C. Connelly

/s/ Peter V. Ueberroth	Chairman of the Board	February 12, 2019
Peter V. Ueberroth

/s/ Ronald W. Allen	Director	February 12, 2019
Ronald W. Allen

/s/ Giovanni Bisignani	Director	February 12, 2019
Giovanni Bisignani

/s/ Michael J. Cave	Director	February 12, 2019
Michael J. Cave

/s/ Douglas A. Hacker	Director	February 12, 2019
Douglas A. Hacker

/s/ Hajime Kawamura	Director	February 12, 2019
Hajime Kawamura

/s/ Ronald L. Merriman	Director	February 12, 2019
Ronald L. Merriman

/s/ Agnes Mura	Director	February 12, 2019
Agnes Mura

/s/ Charles W. Pollard	Director	February 12, 2019
Charles W. Pollard

/s/ Takayuki Sakakida	Director	February 12, 2019
Takayuki Sakakida

/s/ Gentaro Toya	Director	February 12, 2019
Gentaro Toya

S - 1