Form 10-Q
period 2019-03-31
Aircastle LTD
filed 2019-05-02
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Shares, par value $0.01 per share	AYR	New York Stock Exchange
As of April 30, 2019, there were 75,112,638 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries
Form 10-Q

PART I. — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Cash and cash equivalents	$92,629	$152,719
Restricted cash and cash equivalents	15,579	15,134
Accounts receivable	15,636	15,091
Flight equipment held for lease, net of accumulated depreciation of $1,276,266 and $1,221,985, respectively	7,138,689	6,935,585
Net investment in direct financing and sales-type leases	505,964	469,180
Unconsolidated equity method investments	76,306	69,111
Other assets	177,398	214,361
Total assets	$8,022,201	$7,871,181

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings, net of debt issuance costs and discounts	$773,153	$798,457
Borrowings from unsecured financings, net of debt issuance costs and discounts	4,128,491	3,962,896
Accounts payable, accrued expenses and other liabilities	156,887	153,341
Lease rentals received in advance	91,190	87,772
Security deposits	124,989	120,962
Maintenance payments	734,552	739,072
Total liabilities	6,009,262	5,862,500

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $0.01 par value, 250,000,000 shares authorized, 75,077,638 shares issued and outstanding at March 31, 2019; and 75,454,511 shares issued and outstanding at December 31, 2018	751	754
Additional paid-in capital	1,460,564	1,468,779
Retained earnings	551,624	539,332
Accumulated other comprehensive loss	—	(184)
Total shareholders’ equity	2,012,939	2,008,681
Total liabilities and shareholders’ equity	$8,022,201	$7,871,181

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Lease rental revenue	$181,234	$177,483
Direct financing and sales-type lease revenue	8,443	9,442
Amortization of lease premiums, discounts and incentives	(5,711)	(3,128)
Maintenance revenue	16,401	11,991
Total lease revenue	200,367	195,788
Gain on sale of flight equipment	12,002	5,768
Other revenue	1,558	1,124
Total revenues	213,927	202,680

Operating expenses:
Depreciation	84,735	75,002
Interest, net	63,463	57,108
Selling, general and administrative (including non-cash share-based payment expense of $2,726 and $2,378 for the three months ended March 31, 2019 and 2018, respectively)	18,000	17,835
Maintenance and other costs	7,404	988
Total operating expenses	173,602	150,933

Total other income (expense)	(2,061)	3,174

Income from continuing operations before income taxes and earnings (loss) of unconsolidated equity method investments	38,264	54,921
Income tax provision (benefit)	3,098	(844)
Earnings (loss) of unconsolidated equity method investments, net of tax	(356)	1,782
Net income	$34,810	$57,547

Earnings per common share — Basic:
Net income per share	$0.46	$0.73

Earnings per common share — Diluted:
Net income per share	$0.46	$0.73

Dividends declared per share	$0.30	$0.28

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018

Net income	$34,810	$57,547
Other comprehensive income, net of tax:
Net derivative loss reclassified into earnings	184	301
Other comprehensive income	184	301
Total comprehensive income	$34,994	$57,848

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$34,810	$57,547
Adjustments to reconcile net income to net cash and restricted cash provided by operating activities:
Depreciation	84,735	75,002
Amortization of deferred financing costs	3,364	3,533
Amortization of lease premiums, discounts and incentives	5,711	3,128
Deferred income taxes	3,164	1,306
Non-cash share-based payment expense	2,726	2,378
Cash flow hedges reclassified into earnings	184	301
Collections on direct financing and sales-type leases	5,925	6,493
Security deposits and maintenance payments included in earnings	(14,975)	(665)
Gain on sale of flight equipment	(12,002)	(5,768)
Other	1,613	(4,501)
Changes in certain assets and liabilities:
Accounts receivable	(3,662)	4,320
Other assets	(1,030)	(2,666)
Accounts payable, accrued expenses and other liabilities	(7,337)	(57)
Lease rentals received in advance	3,134	8,554
Net cash and restricted cash provided by operating activities	106,360	148,905
Cash flows from investing activities:
Acquisition and improvement of flight equipment	(355,817)	(82,493)
Proceeds from sale of flight equipment	56,307	43,917
Net investment in direct financing and sales-type leases	—	(16,256)
Aircraft purchase deposits and progress payments, net of returned deposits and aircraft sales deposits	19,697	2,900
Unconsolidated equity method investments and associated costs	(7,551)	—
Other	1,118	1,320
Net cash and restricted cash used in investing activities	(286,246)	(50,612)
Cash flows from financing activities:
Repurchase of shares	(11,424)	(9,413)
Proceeds from secured and unsecured debt financings	215,000	—
Repayments of secured and unsecured debt financings	(76,131)	(101,725)
Deferred financing costs	(1,921)	—
Security deposits and maintenance payments received	45,149	53,674
Security deposits and maintenance payments returned	(27,914)	(20,262)
Dividends paid	(22,518)	(22,085)
Net cash and restricted cash provided by (used in) financing activities	120,241	(99,811)
Net decrease in cash and restricted cash:	(59,645)	(1,518)
Cash and restricted cash at beginning of period	167,853	233,857
Cash and restricted cash at end of period	$108,208	$232,339

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	$92,629	$210,815
Restricted cash and cash equivalents	15,579	21,524

Unrestricted and restricted cash and cash equivalents	$108,208	$232,339

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$54,673	$36,949
Cash (received) paid for income taxes	$(858)	$3,884
Supplemental disclosures of non-cash investing activities:
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets assumed in asset acquisitions	$22,355	$7,751
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets settled in sale of flight equipment	$10,877	$17,951
Transfers from flight equipment held for lease to Net investment in direct financing and sales-type leases and Other assets	$42,709	$31,430

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share amounts)
(Unaudited)

			Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Common Shares
	Shares	Amount
Balance, December 31, 2018	75,454,511	$754	$1,468,779	$539,332	$(184)	$2,008,681
Issuance of common shares to directors and employees	276,923	3	(3)	—	—	—
Repurchase of common shares from stockholders, directors and employees	(653,796)	(6)	(11,418)	—	—	(11,424)
Amortization of share-based payments	—	—	2,410	—	—	2,410
Reclassification of prior year director stock award liability	—	—	796	—	—	796
Dividends declared	—	—	—	(22,518)	—	(22,518)
Net income	—	—	—	34,810	—	34,810
Net derivative loss reclassified into earnings	—	—	—	—	184	184
Balance, March 31, 2019	75,077,638	$751	$1,460,564	$551,624	$—	$2,012,939

			Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Common Shares
	Shares	Amount
Balance, December 31, 2017	78,707,963	$787	$1,527,796	$380,331	$(1,350)	$1,907,564
Issuance of common shares to stockholders, directors and employees	293,680	3	(3)	—	—	—
Repurchase of common shares from stockholders, directors and employees	(462,452)	(5)	(9,408)	—	—	(9,413)
Amortization of share-based payments	—	—	2,048	—	—	2,048
Reclassification of prior year director stock award liability	—	—	1,680	—	—	1,680
Dividends declared	—	—	—	(22,085)	—	(22,085)
Net income	—	—	—	57,547	—	57,547
Adoption of accounting standard	—	—	—	(188)	—	(188)
Net derivative loss reclassified into earnings	—	—	—	—	301	301
Balance, March 31, 2018	78,539,191	$785	$1,522,113	$415,605	$(1,049)	$1,937,454

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2019

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
The accompanying consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting and, in our opinion, reflect all adjustments, including normal recurring items, which are necessary to present fairly the results for interim periods. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC; however, we believe that the disclosures are adequate to make information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Effective January 1, 2019, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”) which, together with all subsequent amendments, replaced the existing guidance in ASC 840, Leases (“ASC 840”). The accounting for leases by lessors remained largely unchanged from the concepts that existed in ASC 840. The FASB decided that lessors would be precluded from recognizing selling profit and revenue at lease commencement for any sales-type or direct financing lease that does not transfer control of the underlying asset to the lessee. This requirement aligns the notion of what constitutes a sale in the lessor accounting guidance with that in the revenue recognition standard, which evaluates whether a sale has occurred from the customer’s perspective.
As a result of the Company’s adoption of ASC 842, we have recognized right-of-use assets and lease liabilities on our Consolidated Balance Sheet as of March 31, 2019, for our office leases classified as operating leases under ASC 842, existing at, or entered into after, January 1, 2019. We adopted the standard using the required “modified retrospective” approach and the available practical expedients. The standard did not have a material impact on our consolidated financial statements and related disclosures.
As part of the Company’s adoption of ASC 842, we classified collections on direct financing and sales-type leases within operating activities on our Consolidated Statement of Cash Flows for the three months ended March 31, 2019. This had previously been included within investing activities. The presentation for the three months ended March 31, 2018, has also been reclassified to conform to the current period presentation:

Three Months Ended March 31, 2018
Net cash and restricted cash provided by operating activities as previously reported	$142,412
Collections on direct financing and sales-type leases	6,493
Net cash and restricted cash provided by operating activities	$148,905
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure since the balance sheet date of March 31, 2019, through the date on which the consolidated financial statements included in this Form 10-Q were issued.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2019

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
Lease Revenue Recognition
We lease flight equipment under net operating leases with lease terms typically ranging from three to seven years. We generally do not offer renewal terms or purchase options in our leases, although certain of our operating leases allow the lessee the option to extend the lease for an additional term. Operating leases with fixed rentals and step rentals are recognized on a straight-line basis over the term of the initial lease, assuming no renewals. Operating lease rentals that adjust based on a London Interbank Offered Rate (“LIBOR”) index are recognized on a straight-line basis over the lease term using the prevailing rate at lease commencement. Changes to rate-based lease rentals are recognized in the statement of income in the period of change.
Flight Equipment Held for Lease and Depreciation
Estimated residual values are generally determined to be approximately 15% of the manufacturer’s estimated realized price for passenger aircraft when new and 5% to 10% for freighter aircraft when new. Management may make exceptions to this policy on a case-by-case basis when, in its judgment, the residual value calculated pursuant to this policy does not appear to reflect current expectations of value or when events or changes in circumstances, or indicators, suggest that the carrying amount or net book value of an asset may not be recoverable.
Recent Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments and related updates. The standard affects entities holding financial assets and net investments in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The standard replaces today’s incurred loss model with an expected loss model that requires entities to consider a broader range of information to estimate expected credit losses over the lifetime of the asset. Under the new standard, an allowance for credit losses is recorded which represents amounts not expected to be collected. The standard is applied on a modified retrospective approach. The standard is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as early as the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are in the process of determining the impact the standard will have on our consolidated financial statements and related disclosures.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2019

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
The following tables set forth our financial assets as of March 31, 2019 and December 31, 2018 that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2019

		Fair Value Measurements at March 31, 2019 Using Fair Value Hierarchy
	Fair Value as of March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$92,629	$92,629	$—	$—	Market
Restricted cash and cash equivalents	15,579	15,579	—	—	Market
Derivative assets	2,806	—	2,806	—	Market
Total	$111,014	$108,208	$2,806	$—

		Fair Value Measurements at December 31, 2018 Using Fair Value Hierarchy
	Fair Value as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$152,719	$152,719	$—	$—	Market
Restricted cash and cash equivalents	15,134	15,134	—	—	Market
Derivative assets	4,886	—	4,886	—	Market
Total	$172,739	$167,853	$4,886	$—
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
For the three months ended March 31, 2019 and the year ended December 31, 2018, we had no transfers into or out of Level 3.
We measure the fair value of certain assets and liabilities on a non-recurring basis, when U.S. GAAP requires the application of fair value, including events or changes in circumstances that indicate that the carrying amounts of assets may not be recoverable. Assets subject to these measurements include our investments in unconsolidated joint ventures and aircraft. We account for our investments in unconsolidated joint ventures under the equity method of accounting and record impairment when its fair value is less than its carrying value and the Company determines that the decline is other than temporary. We record aircraft at fair value when we determine the carrying value may not be recoverable. Fair value measurements for aircraft in impairment tests are based on an income approach which uses Level 3 inputs, which include the Company’s assumptions and appraisal data as to future cash proceeds from leasing and selling aircraft.
On April 10, 2019, the Company early terminated the leases for seven Boeing 737NG aircraft on lease to Jet Airways (India) Limited due to lessee default. As a result of these lease terminations, the Company will recognize net maintenance revenue of $17,554 and impairment charges of $7,404 in the second quarter of 2019.
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
March 31, 2019

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
The carrying amounts and fair values of our financial instruments at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019		December 31, 2018
	Carrying Amount of Liability	Fair Value of Liability	Carrying Amount of Liability	Fair Value of Liability
Credit Facilities	$375,000	$375,000	$425,000	$425,000
Unsecured Term Loan	335,000	335,000	120,000	120,000
ECA Financings	179,254	181,267	189,080	190,216
Bank Financings	603,409	608,259	619,715	623,604
Senior Notes	3,450,000	3,546,930	3,450,000	3,446,826
All of our financial instruments are classified as Level 2 with the exception of our Senior Notes, which are classified as Level 1.
Note 3. Lease Rental Revenues and Flight Equipment Held for Lease
Minimum future annual lease rentals contracted to be received under our existing operating leases of flight equipment at March 31, 2019 were as follows:

Year Ending December 31,	Amount
Remainder of 2019	$557,469
2020	654,781
2021	541,707
2022	450,275
2023	378,534
Thereafter	592,311
Total	$3,175,077
Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended March 31,
Region	2019	2018
Asia and Pacific	42%	35%
Europe	28%	29%
Middle East and Africa	11%	11%
North America	8%	8%
South America	11%	17%

Total	100%	100%

The classification of regions in the table above and in the tables and discussion below is determined based on the principal location of the lessee of each aircraft.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2019

The following table shows the number of lessees with lease rental revenue of at least 5% of total lease rental revenue and their combined total percentage of lease rental revenue for the periods indicated:

	Three Months Ended March 31,
	2019		2018
	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue
Largest lessees by lease rental revenue	4	27%	3	19%
At March 31, 2019 and December 31, 2018, no country represented at least 10% of total revenue based on each counterparty’s principal place of business.
Geographic concentration of net book value of flight equipment (including flight equipment held for lease and net investment in direct financing and sales-type leases, or “net book value”) was as follows:

	March 31, 2019			December 31, 2018
Region	Number of Aircraft		Net Book Value %	Number of Aircraft		Net Book Value %
Asia and Pacific	85		37%	78		36%
Europe	94		29%	87		27%
Middle East and Africa	17		8%	17		8%
North America	35		9%	35		10%
South America	16		10%	16		10%
Off-lease	12	(1)	7%	15	(2)	9%
Total	259		100%	248		100%

_______________

(1)	Consisted of ten Airbus A320-200 aircraft, which are subject to lease commitments, and two Airbus A330-200 aircraft, which we are marketing for lease or sale.

(2)
Consisted of eleven Airbus A320-200 aircraft and two Airbus A330-200 aircraft, which we are marketing for lease or sale, and one Boeing B737-800 along with one Boeing B777-300ER aircraft, which were delivered on lease to customers during the first quarter of 2019.

The following table sets forth net book value of flight equipment (includes net book value of flight equipment held for lease and net investment in direct financing leases) attributable to individual countries representing at least 10% of net book value of flight equipment based on each lessee’s principal place of business as of:

	March 31, 2019			December 31, 2018
Region	Net Book Value	Net Book Value %	Number of Lessees	Net Book Value	Net Book Value %	Number of Lessees
India	$928,334	12%	5	$865,046	12%	4
At March 31, 2019 and December 31, 2018, the amounts of lease incentive liabilities recorded in maintenance payments on our Consolidated Balance Sheets were $15,038 and $15,636, respectively.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2019

Note 4. Net Investment in Direct Financing and Sales-Type Leases
At March 31, 2019, our net investment in direct financing and sales-type leases consisted of 31 aircraft. The following table lists the components of our net investment in direct financing and sales-type leases at March 31, 2019:

Amount
Total lease payments to be received	$267,426
Less: Unearned income	(129,585)
Estimated residual values of leased flight equipment (unguaranteed)	368,123

Net investment in direct financing and sales-type leases	$505,964
At March 31, 2019, minimum future lease payments on direct financing and sales-type leases are as follows:

Year Ending December 31,	Amount
Remainder of 2019	$48,228
2020	67,035
2021	52,597
2022	42,100
2023	33,093
Thereafter	24,373
Total lease payments to be received	$267,426
Note 5. Unconsolidated Equity Method Investments
We have joint ventures with an affiliate of Ontario Teachers’ Pension Plan (“Teachers’”) and with the leasing arm of the Industrial Bank of Japan, Limited (“IBJ Air”).
At March 31, 2019, the net book value of both joint ventures’ fifteen aircraft was $685,554.

Amount
Investment in joint ventures at December 31, 2018	$69,111
Investment in joint ventures	7,551
Loss from joint ventures, net of tax	(356)

Investment in joint ventures at March 31, 2019	$76,306
Per the partnership agreement with Teachers’, the Company has recorded in its Consolidated Balance Sheet a $13,565 guarantee liability in Maintenance payments and a $5,100 guarantee liability in Security deposits representing its share of the respective exposures. We recognized our share of the undistributed loss in our joint venture with Teachers’ of $740 during the three months ended March 31, 2019, the loss of which is attributable to a fair value impairment recorded by the joint venture as a result of a confirmed letter of intent to sell its aircraft to a third party buyer.
In March of 2019, we sold two aircraft to IBJ Air, in which we hold a 25% equity interest. This transaction was approved by our Audit Committee as an arm’s length transaction under our related party policy.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2019

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
Aircastle is the primary beneficiary of the Air Knight VIEs, as we have the power to direct the activities of the VIEs that most significantly impact the economic performance of such VIEs and we bear the significant risk of loss and participate in gains through our net investment in direct financing and sales-type leases. The activity that most significantly impacts the economic performance is the leasing of aircraft of which our wholly owned subsidiary is the servicer and is responsible for managing the relevant aircraft. There is a cross collateralization guarantee between the Air Knight VIEs. In addition, Aircastle guarantees the debt of the Air Knight VIEs.
The only assets that the Air Knight VIEs have on their books are financing leases that are eliminated in the consolidated financial statements. The related aircraft, with a net book value as of March 31, 2019 of $390,233, were included in our flight equipment held for lease. The consolidated debt outstanding, net of debt issuance costs, of the Air Knight VIEs as of March 31, 2019 is $175,963.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2019

Note 7. Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured term debt financings are as follows:

	At March 31, 2019				At December 31, 2018
Debt Obligation	Outstanding Borrowings	Number of Aircraft	Interest Rate	Final Stated Maturity	Outstanding Borrowings
Secured Debt Financings:
ECA Financings(1)	$179,254	6	3.02% to 3.96%	12/03/21 to 11/30/24	$189,080
Bank Financings(2)	603,409	25	2.27% to 5.30%	06/12/19 to 01/19/26	619,715
Less: Debt issuance costs and discounts	(9,510)	—			(10,338)
Total secured debt financings, net of debt issuance costs and discounts	773,153	31			798,457

Unsecured Debt Financings:
Senior Notes due 2019	500,000		6.25%	12/01/19	500,000
Senior Notes due 2020	300,000		7.625%	04/15/20	300,000
Senior Notes due 2021	500,000		5.125%	03/15/21	500,000
Senior Notes due 2022	500,000		5.50%	02/15/22	500,000
Senior 5.00% Notes due 2023	500,000		5.00%	04/01/23	500,000
Senior 4.40% Notes due 2023	650,000		4.40%	09/25/23	650,000
Senior Notes due 2024	500,000		4.125%	05/01/24	500,000
Unsecured Term Loans	335,000		4.08% to 4.51%	04/28/19 to 03/07/24	120,000
Revolving Credit Facilities	375,000		3.99%	12/27/21 to 06/27/22	425,000
Less: Debt issuance costs and discounts	(31,509)				(32,104)
Total unsecured debt financings, net of debt issuance costs and discounts	4,128,491				3,962,896
Total secured and unsecured debt financings, net of debt issuance costs and discounts	$4,901,644				$4,761,353

(1)	The borrowings under these financings at March 31, 2019 have a weighted-average rate of interest of 3.58%.

(2)	The borrowings under these financings at March 31, 2019 have a weighted-average fixed rate of interest of 4.64%.
Unsecured Debt Financings:
Unsecured Term Loan
On February 27, 2019, we entered into an aggregate $215,000 floating rate loan commitment with Development Bank of Japan Inc. and certain other banks (the “Unsecured Term Loan”). This loan is split into two tranches: Tranche A for $60,000 with a three-year term; and Tranche B for $155,000 with a five-year term. The loan contains a $750,000 minimum net worth covenant, along with other customary provisions similar to our revolving credit facilities. This loan was funded in March 2019.
The new Unsecured Term Loan replaces our existing term loan of $120,000 that matured on April 28, 2019.
Revolving Credit Facility
On December 27, 2018, we entered into a $250,000 three-year, unsecured revolving credit facility with a group of banks based in Asia. This new facility can be increased to a maximum of $350,000. On January 25, 2019, we increased the facility by $30,000 to $280,000. The facility bears interest at a rate of LIBOR plus 1.50% and matures in December

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2019

2021. The facility contains provisions similar to our existing credit facilities, including a $750,000 minimum net worth covenant.
As a condition to this new facility, on January 9, 2019, we terminated our existing $135,000 revolving credit facility with a group of banks based in Asia.
At March 31, 2019, we had $375,000 outstanding under our revolving credit facilities and had $705,000 available for borrowing.
As of March 31, 2019, we were in compliance with all applicable covenants in our financings.
Note 8. Shareholders' Equity and Share-Based Payment
During the three months ended March 31, 2019, the Company granted 268,331 restricted common shares and granted 287,342 performance share units (“PSUs”). These awards were made under the Aircastle Limited Amended and Restated 2014 Omnibus Incentive Plan. We repurchased 156,876 shares totaling $2,915 from our employees and directors to settle tax obligations related to share vesting.
During the three months ended March 31, 2019, the Company incurred share-based compensation expense of $1,257 related to restricted common shares and $1,469 related to PSUs.
As of March 31, 2019, there was $8,690 of unrecognized compensation cost related to unvested restricted common share-based payments and $10,643 of unrecognized compensation cost related to unvested PSU share-based payments that are expected to be recognized over a weighted-average remaining period of 1.94 years.
During the three months ended March 31, 2019, we repurchased 496,920 common shares at an aggregate cost of $8,733, including commissions. At March 31, 2019, the remaining dollar value of common shares that may be purchased under the repurchase program is $76,019.
Note 9. Dividends
The following table sets forth the quarterly dividends declared by our Board of Directors for the periods covered in this report:

Declaration Date	Dividend per Common Share	Aggregate Dividend Amount	Record Date	Payment Date
February 8, 2019	$0.30	$22,518	February 28, 2019	March 15, 2019
October 30, 2018	$0.30	$22,867	November 30, 2018	December 14, 2018
August 3, 2018	$0.28	$21,870	August 31, 2018	September 14, 2018
May 1, 2018	$0.28	$21,908	May 31, 2018	June 15, 2018
February 9, 2018	$0.28	$22,085	February 28, 2018	March 15, 2018
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
March 31, 2019

number of common shares outstanding for the period. In applying the two-class method, distributed and undistributed earnings are allocated to both common shares and restricted common shares based on the total weighted-average shares outstanding during the period.

	Three Months Ended March 31,
	2019	2018
Weighted-average shares:
Common shares outstanding	74,703,791	78,366,588
Restricted common shares	434,531	431,161
Total weighted-average shares	75,138,322	78,797,749

Percentage of weighted-average shares:
Common shares outstanding	99.42%	99.45%
Restricted common shares	0.58%	0.55%
Total percentage of weighted-average shares	100.00%	100.00%
The calculations of both basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2019	2018
Earnings per share – Basic:
Net income	$34,810	$57,547
Less: Distributed and undistributed earnings allocated to restricted common shares(1)	(201)	(315)
Earnings available to common shareholders – Basic	$34,609	$57,232

Weighted-average common shares outstanding – Basic	74,703,791	78,366,588

Earnings per common share – Basic	$0.46	$0.73

Earnings per share – Diluted:
Net income	$34,810	$57,547
Less: Distributed and undistributed earnings allocated to restricted common shares(1)	(201)	(315)
Earnings available to common shareholders – Diluted	$34,609	$57,232

Weighted-average common shares outstanding – Basic	74,703,791	78,366,588
Effect of dilutive shares(2)	569,822	228,019
Weighted-average common shares outstanding – Diluted	75,273,613	78,594,607

Earnings per common share – Diluted	$0.46	$0.73

(1)
For the three months ended March 31, 2019 and 2018, distributed and undistributed earnings to restricted shares were 0.58% and 0.55%, respectively, of net income. The amount of restricted share forfeitures for all periods presented are immaterial to the allocation of distributed and undistributed earnings.

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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2019

The sources of income from continuing operations before income taxes and earnings of our unconsolidated equity method investments for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
U.S. operations	$1,916	$683
Non-U.S. operations	36,348	54,238
Income from continuing operations before income taxes and earnings of unconsolidated equity method investments	$38,264	$54,921
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
The consolidated income tax expense for the three months ended March 31, 2019 and 2018 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2019 and 2018, respectively.
The Company’s effective tax rate (“ETR”) for the three months ended March 31, 2019 was 8.1%, compared to (1.5)%, for the three months ended March 31, 2018. The first quarter of 2018 included a $2,779 tax benefit related to the Singapore rate reduction from 10% to 8%, which was treated as a discrete item. Excluding this tax benefit, the ETR would have been 3.6% for the three months ended March 31, 2018. Movements in the ETR are generally caused by changes in the proportion of the Company’s pre-tax earnings in taxable and non-tax jurisdictions. During the three months ended March 31, 2019, we reported a significant decrease in Bermuda income primarily relating to Avianca Brazil.
Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income from continuing operations consisted of the following:

	Three Months Ended March 31,
	2019	2018
Notional U.S. federal income tax expense at the statutory rate	$8,035	$11,533
U.S. state and local income tax, net	209	48
Non-U.S. operations:
Bermuda	(5,138)	(8,283)
Ireland	509	(317)
Singapore	(2)	(2,824)
Other low tax jurisdictions	(852)	(808)
Non-deductible expenses in the U.S.	337	(193)
Income tax provision (benefit)	$3,098	$(844)

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2019

Note 12. Interest, Net
The following table shows the components of interest, net:

	Three Months Ended March 31,
	2019	2018
Interest on borrowings and other liabilities	$60,279	$53,978
Amortization of deferred losses related to interest rate derivatives	184	301
Amortization of deferred financing fees and debt discount	3,364	3,532
Interest expense	63,827	57,811
Less: Interest income	(364)	(703)

Interest, net	$63,463	$57,108

Note 13. Commitments and Contingencies
Rent expense, primarily for the corporate offices and sales and marketing facilities, was $356 and $567 for the three months ended March 31, 2019 and 2018, respectively.
As of March 31, 2019, Aircastle is obligated under non-cancelable operating leases relating principally to office facilities in Stamford, Connecticut; Dublin, Ireland; and Singapore for future minimum lease payments as follows:

Year Ending December 31,	Amount
Remainder of 2019	$1,977
2020	1,868
2021	1,899
2022	1,810
2023	1,696
Thereafter	7,839
Total	$17,089
At March 31, 2019, we had commitments to acquire 37 aircraft for $1,358,211, including 25 Embraer E-Jet E2 aircraft.
Commitments, including $133,955 of remaining progress payments, contractual price escalations and other adjustments for these aircraft, at March 31, 2019, net of amounts already paid, are as follows:

Year Ending December 31,	Amount
Remainder of 2019	$426,924
2020	209,091
2021	722,196
2022	—
2023	—
Thereafter	—
Total	$1,358,211
As of April 30, 2019, we had commitments to acquire 35 aircraft for $1,281,136.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2019

Note 14. Other Assets
The following table describes the principal components of other assets on our Consolidated Balance Sheets as of:

	March 31, 2019	December 31, 2018
Deferred income tax asset	$399	$912
Lease incentives and lease premiums, net of amortization of $55,712 and $47,304, respectively	99,175	99,079
Flight equipment held for sale	343	11,707
Aircraft purchase deposits and progress payments(1)	20,844	39,948
Fair value of interest rate cap	2,806	4,886
Note receivable(2)	3,099	4,292
Right-of-use asset(3)	9,346	—
Other assets	41,386	53,537
Total other assets	$177,398	$214,361
______________

(1)	Includes progress payments for Embraer E2 aircraft order.

(2)	Related to the sale of aircraft during the year ended December 31, 2017.

(3)	Net of lease incentives and tenant allowances.
Note 15. Accounts Payable, Accrued Expenses and Other Liabilities
The following table describes the principal components of accounts payable, accrued expenses and other liabilities recorded on our Consolidated Balance Sheets as of:

	March 31, 2019	December 31, 2018
Accounts payable, accrued expenses and other liabilities	$41,215	$57,220
Deferred income tax liability	46,457	43,720
Accrued interest payable	50,581	45,277
Lease liability	12,936	—
Lease discounts, net of amortization of $45,361 and $43,935, respectively	5,698	7,124

Total accounts payable, accrued expenses and other liabilities	$156,887	$153,341

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks, uncertainties and assumptions. You should read the following discussion in conjunction with our historical consolidated financial statements and the notes thereto appearing elsewhere in this report. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those described under “Risk Factors” and included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (the “SEC”). Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and, unless otherwise indicated, the other financial information contained in this report has also been prepared in accordance with U.S. GAAP. Unless otherwise indicated, all references to “dollars” and “$” in this report are to, and all monetary amounts in this report are presented in, U.S. dollars.
All statements included or incorporated by reference in this Quarterly Report on Form 10-Q (this “report”), other than characterizations of historical fact, are forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not necessarily limited to, statements relating to our ability to acquire, sell, lease or finance aircraft, raise capital, pay dividends, and increase revenues, earnings, EBITDA, Adjusted EBITDA and Adjusted Net Income and the global aviation industry and aircraft leasing sector. Words such as “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “may,” “will,” “would,” “could,” “should,” “seeks,” “estimates” and variations on these words and similar expressions are intended to identify such forward-looking statements. These statements are based on our historical performance and that of our subsidiaries and on our current plans, estimates and expectations and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements; Aircastle can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any such forward-looking statements which are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. These risks or uncertainties include, but are not limited to, those described from time to time in Aircastle’s filings with the SEC and previously disclosed under “Risk Factors” in Part I - Item 1A of Aircastle’s 2018 Annual Report on Form 10-K and elsewhere in this report. In addition, new risks and uncertainties emerge from time to time, and it is not possible for Aircastle to predict or assess the impact of every factor that may cause its actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this report. Aircastle expressly disclaims any obligation to revise or update publicly any forward-looking statement to reflect future events or circumstances.
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

OVERVIEW
Aircastle acquires, leases, and sells commercial jet aircraft to airlines throughout the world. As of March 31, 2019, we owned and managed on behalf of our joint ventures 274 aircraft leased to 86 lessees located in 47 countries. Our aircraft are managed by an experienced team based in the United States, Ireland and Singapore. Our aircraft are subject to net leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs. In many cases we are, however, obligated to pay a specified portion of maintenance or modification costs. As of March 31, 2019, the net book value (including flight equipment held for lease and net investment in direct financing and sales-type leases, or “net book value”) was $7.64 billion compared to $7.40 billion at December 31, 2018. Our revenues and net income for the three months ended March 31, 2019 were $213.9 million and $34.8 million, respectively.
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
2019 continues to show strong growth in air traffic.  According to the International Air Transport Association, during the first two months of 2019, global passenger traffic increased 5.9% compared to the same period in 2018. Demand for air travel varies by region. Emerging market economies have generally been experiencing greater increases in air traffic, driven by rising levels of per capita income leading to an increased propensity to fly. Mature markets, such as North America and Western Europe, have been growing more slowly in tandem with their economies. Air traffic growth is also being driven by the proliferation of low cost carriers, which have stimulated demand through lower prices. The outlook for airlines operating in areas with political instability or weakening economies is more uncertain. On balance, we believe air travel will increase over time and, as a result, we expect demand for modern aircraft will continue to remain strong over the long-term.
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
Fuel prices and interest rates have had a substantial effect on our industry. After dropping to a low of $36 per barrel in December 2015, the price of fuel has risen to an average of $60 per barrel during 2019. While still below historic highs, higher fuel prices have impacted airline profitability. The prolonged low interest rate environment and the strong overall performance of the aircraft financing sector attracted significant new capital, increasing competition for new investments and putting pressure on margins and returns. After the Federal Reserve increased interest rates in the U.S. during 2018, guidance has recently shifted back to a neutral position.
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

•
Selling assets when attractive opportunities arise. We sell assets with the aim of realizing profits and reinvesting proceeds. We also use asset sales for portfolio management purposes, such as reducing lessee specific concentrations and lowering residual value exposures to certain aircraft types. Since our formation, we have sold aircraft to 67 buyers.

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

•
Intending to pay quarterly dividends to our shareholders based on the Company’s sustainable earnings levels. Aircastle has paid dividends each quarter since our initial public offering in 2006. On February 8, 2019, our Board of Directors declared a regular quarterly dividend of $0.30 per common share, or an aggregate of $22.5 million for the three months ended March 31, 2019, which was paid on March 15, 2019 to holders of record on February 28, 2019. These dividends may not be indicative of the amount of any future dividends. Our ability to pay quarterly dividends will depend upon many factors, including those as described in Item 1A. “Risk Factors” and elsewhere in our 2018 Annual Report on Form 10-K.

Revenues
Our revenues are comprised primarily of operating lease rentals on flight equipment held for lease, revenue from retained maintenance payments related to lease expirations, lease termination payments, lease incentive amortization, interest recognized from direct financing and sales-type leases and gains from aircraft sales.
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
Under an operating lease, the lessee will be responsible for performing maintenance on the relevant aircraft and will typically be required to make payments to us for heavy maintenance, overhaul or replacement of certain high-value components of the aircraft. These maintenance payments are based on hours or cycles of utilization or on calendar time, depending upon the component, and would be made either monthly in arrears or at the end of the lease term. For maintenance payments made monthly in arrears during a lease term, we will typically be required to reimburse all or a portion of these payments to the lessee upon their completion of the relevant heavy maintenance, overhaul or parts replacement. We record maintenance payments paid by the lessee during a lease as accrued maintenance liabilities in recognition of our obligation in the lease to refund such payments, and therefore we do not recognize maintenance revenue during the lease. Maintenance revenue recognition would occur at or near the end of a lease, when we are able to determine the amount, if any, by which reserve payments received exceed the amount we are required under the lease to reimburse to the lessee for heavy maintenance, overhaul or parts replacement. The amount of maintenance revenue we recognize in any reporting period is inherently volatile and is dependent upon a number of factors, including the timing of lease expiries, including scheduled and unscheduled expiries, the timing of maintenance events and the utilization of the aircraft by the lessee.
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
On April 10, 2019, the Company early terminated the leases for seven Boeing 737NG aircraft on lease to Jet Airways (India) Limited equipped with CFM56-7B engines. The Company has repossessed all seven aircraft and is in the process of transitioning them to a new lessee. As a result of the lease terminations of these seven aircraft, the Company will recognize net maintenance revenue of $17.6 million and impairment charges of $7.4 million in the second quarter of 2019. For more information regarding risks associated with our lessees see Item 1A. “Risk Factors - Risks Related to Our Lessees” in our 2018 Annual Report on Form 10-K.
2019 Lease Expirations and Lease Placements
At March 31, 2019, the Company had twelve aircraft off-lease and eighteen aircraft with scheduled lease expirations in 2019. As of April 30, 2019, we have three aircraft which account for 1.5% of our net book value at March 31, 2019, still to be placed or sold.
2020-2023 Lease Expirations and Lease Placements
Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in the period 2020-2023, representing the percentage of our net book value of flight equipment (including flight equipment held for lease and net investment in direct financing and sales-type leases) at March 31, 2019, specified below:

•	2020: 22 aircraft, representing 6%;

•	2021: 27 aircraft, representing 8%;

•	2022: 30 aircraft, representing 9%; and

•	2023: 32 aircraft, representing 10%.

Operating Expenses
Operating expenses are comprised of depreciation of flight equipment held for lease, interest expense, selling, general and administrative expenses, aircraft impairment charges and maintenance and other costs. Because our operating lease terms generally require the lessee to pay for operating, maintenance and insurance costs, our portion of maintenance and other costs relating to aircraft reflected in our statement of income primarily relates to expenses for scheduled transitions and unscheduled lease terminations.
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
Acquisitions and Sales
During the first three months of 2019, we acquired fourteen aircraft for $444.7 million. As of April 30, 2019, we have acquired two additional aircraft. At March 31, 2019, we had commitments to acquire 37 additional aircraft for $1.36 billion, including the acquisition of 25 new E-Jet E2 aircraft from Embraer, with delivery beginning in the third quarter of 2020. Of this amount, approximately $426.9 million represents commitments for the remainder of 2019. As of April 30, 2019, we have commitments to acquire 35 aircraft for $1.28 billion.
During the first three months of 2019, we sold four aircraft for net proceeds of $56.3 million, and recognized net gains on sales of $12.0 million, comprised of $8.3 million from the sale of these aircraft and $3.7 million resulting from the transition of two aircraft from operating to net investment in direct financing and sales-type leases. As of April 30, 2019, we have sold no additional aircraft.

The following table sets forth certain information with respect to the aircraft owned by us as of March 31, 2019:
AIRCASTLE AIRCRAFT INFORMATION (dollars in millions)

Owned Aircraft	As of March 31, 2019(1)	As of March 31, 2018(1)
Net Book Value of Flight Equipment	$7,645	$6,677
Net Book Value of Unencumbered Flight Equipment	$6,298	$5,304
Number of Aircraft	259	222
Number of Unencumbered Aircraft	228	193
Number of Lessees	86	81
Number of Countries	47	44
Weighted Average Age (years)(2)	9.4	9.3
Weighted Average Remaining Lease Term (years)(2)	4.5	4.8
Weighted Average Fleet Utilization during the three months ended March 31, 2019 and 2018(3)	93.7%	99.4%
Portfolio Yield for the three months ended March 31, 2019 and 2018(4)	10.5%	11.5%

Managed Aircraft on behalf of Joint Ventures
Net Book Value of Flight Equipment	$686	$634
Number of Aircraft	15	12

(1)	Calculated using net book value at period end.

(2)	Weighted by net book value.

(3)
Aircraft on-lease days as a percent of total days in period weighted by net book value. The decrease from our historical utilization rate was due to discontinued revenue recognition from eleven aircraft from Avianca Brazil and seven aircraft from Jet Airways during the three months ended March 31, 2019.

(4)
Lease rental revenue, interest income and cash collections on our net investment in direct financing and sales-type leases for the period as a percent of the average net book value for the period; quarterly information is annualized. The decrease from our historical utilization rate was due to discontinued revenue recognition from eleven aircraft from Avianca Brazil and seven aircraft from Jet Airways during the three months ended March 31, 2019.

Our owned aircraft portfolio as of March 31, 2019 is listed in Exhibit 99.1 to this report.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of March 31, 2019			Owned Aircraft as of March 31, 2018
	Number of Aircraft		% of Net Book Value(1)	Number of Aircraft		% of Net Book Value(1)
Aircraft Type
Passenger:
Narrow-body	229		73%	190		66%
Wide-body	26		23%	28		29%
Total Passenger	255		96%	218		95%
Freighter	4		4%	4		5%
Total	259		100%	222		100%

Manufacturer
Airbus	159		59%	135		56%
Boeing	95		40%	82		42%
Embraer	5		1%	5		2%
Total	259		100%	222		100%

Regional Diversification
Asia and Pacific	85		37%	62		31%
Europe	94		29%	88		31%
Middle East and Africa	17		8%	14		8%
North America	35		9%	30		10%
South America	16		10%	26		19%
Off-lease	12	(2)	7%	2	(3)	1%

Total	259		100%	222		100%

(1)	Calculated using net book value at period end.

(2)	Consisted of ten Airbus A320-200 aircraft, which are subject to lease commitments, and two Airbus A330-200 aircraft, which we are marketing for lease or sale.

(3)	Consisted of one Airbus A321-200 aircraft and one Boeing B747-400ERF aircraft, both of which were delivered on lease to customers in the second quarter of 2018.

Our largest single customer represents approximately 9% of the net book value at March 31, 2019. Our top fifteen customers for aircraft we owned at March 31, 2019, representing 124 aircraft and 52% of the net book value, are as follows:

Percent of Net Book Value	Customer	Country	Number of Aircraft
Greater than 6% per customer	IndiGo	India	17

3% to 6% per customer	Lion Air	Indonesia	11
	LATAM	Chile	3
	TAP Portugal(1)	Portugal	8
	Iberia	Spain	15
	South African Airways	South Africa	4
	easyJet	United Kingdom	20
	Jeju Air	South Korea	9

Less than 3% per customer	Aerolineas Argentinas	Argentina	5
	Interjet	Mexico	11
	AirBridgeCargo(2)	Russia	2
	AirAsia X	Malaysia	2
	Asiana Airlines	South Korea	5
	American Airlines	United States	5
	Jet Airways(3)	India	7
	Total top fifteen customers		124
	All other customers		135

	Total all customers		259

(1)	Combined with an affiliate.

(2)	Guaranteed by Volga-Dnepr Airlines. We have one additional aircraft on lease with an affiliate.

(3)	See Note 2 “Fair Value Measurements” in the Notes to Unaudited Consolidated Financial Statements above.
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
See “Liquidity and Capital Resources” below.

RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2019 to the three months ended March 31, 2018:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Revenues:
Lease rental revenue	$181,234	$177,483
Direct financing and sales-type lease revenue	8,443	9,442
Amortization of lease premiums, discounts and incentives	(5,711)	(3,128)
Maintenance revenue	16,401	11,991
Total lease revenue	200,367	195,788
Gain on sale of flight equipment	12,002	5,768
Other revenue	1,558	1,124
Total revenues	213,927	202,680
Operating expenses:
Depreciation	84,735	75,002
Interest, net	63,463	57,108
Selling, general and administrative	18,000	17,835
Maintenance and other costs	7,404	988
Total operating expenses	173,602	150,933

Total other income (expense)	(2,061)	3,174

Income from continuing operations before income taxes and earnings of unconsolidated equity method investments	38,264	54,921
Income tax provision (benefit)	3,098	(844)
Earnings (loss) of unconsolidated equity method investments, net of tax	(356)	1,782

Net income	$34,810	$57,547
Revenues
Total revenues increased by $11.2 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.
Lease rental revenue. The increase in lease rental revenue of $3.8 million for the three months ended March 31, 2019 as compared to the same period in 2018 was primarily the result of increases in revenue of $38.6 million, reflecting the partial period impact of thirteen aircraft purchased in 2019, and the full period impact due to the acquisition of 37 aircraft since January 1, 2018. This increase was offset by:

•	a $25.2 million decrease due to lease extensions, amendments, transitions and other changes ($15.9 million of which is attributable to Avianca Brazil and Jet Airways), and

•	a $9.6 million decrease due to the sale of eleven aircraft since January1, 2018.
Direct financing and sales-type lease revenue. For the three months ended March 31, 2019, $8.4 million of interest income from direct financing and sales-type leases was recognized as compared to $9.4 million for the same period in 2018 due to the sale of two aircraft and the termination of one direct financing lease, partially offset by the acquisition of one aircraft and the reclassification of two aircraft from operating to direct financing leases since January 1, 2018.

Amortization of lease premiums, discounts and lease incentives consisted of the following:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Amortization of lease incentives	$(3,100)	$(2,682)
Amortization of lease premiums	(4,037)	(2,439)
Amortization of lease discounts	1,426	1,993

Amortization of lease premiums, discounts and incentives	$(5,711)	$(3,128)
Lease premiums represent the present value of the amount above current market lease rates for acquired aircraft with attached leases. The increase in amortization of lease premiums of $1.6 million for the three months ended March 31, 2019, as compared to the same period in 2018, resulted primarily from a net increase in amortization resulting from net aircraft acquisitions.
Maintenance revenue. For the three months ended March 31, 2019, we recorded $16.4 million of maintenance revenue, primarily due to the transition of one narrow-body aircraft and two wide-body aircraft, in addition to cash maintenance revenue received for ten narrow-body aircraft. For the same period in 2018, we recorded $12.0 million of maintenance revenue primarily due to the transition of one freighter aircraft.
Gain on sale of flight equipment increased by $6.2 million to $12.0 million for the three months ended March 31, 2019, as compared to gains of $5.8 million for the same period in 2018. During the three months ended March 31, 2019, we sold four aircraft with higher gains on sale, as compared to the sale of four aircraft during the same period in 2018. We also recognized gains totaling $3.7 million resulting from the transition of two aircraft from operating to net investment in direct financing and sales-type leases.
Operating expenses
Total operating expenses increased by $22.7 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.
Depreciation expense increased by $9.7 million for the three months ended March 31, 2019 as compared to the same period in 2018. The increase is primarily the result of higher depreciation of $14.1 million due to the effect of 50 aircraft acquired since January 1, 2018. These increases were partially offset by a decrease of $5.2 million in depreciation due to thirteen aircraft sold.
Interest, net consisted of the following:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Interest on borrowings and other liabilities	$60,279	$53,978
Amortization of deferred losses related to interest rate derivatives	184	301
Amortization of deferred financing fees and debt discount	3,364	3,532
Interest expense	63,827	57,811
Less: Interest income	(364)	(703)

Interest, net	$63,463	$57,108
Interest, net increased by $6.4 million as compared to the three months ended March 31, 2018. This increase was the result of higher weighted average debt outstanding.
Selling, general and administrative expenses for the three months ended March 31, 2019 were flat as compared to the same period in 2018.

Maintenance and other costs were $7.4 million for the three months ended March 31, 2019, an increase of $6.4 million compared to the same period in 2018. The net increase is primarily attributable to higher than projected lessor contributions towards the cost of maintenance events for aircraft acquired with attached leases of $3.4 million, scheduled transitions, and lease terminations for the three months ended March 31, 2019 versus the same period in 2018.
Other income (expense)
Total other income (expense) decreased by $5.2 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The net decrease in other income was primarily attributable to mark-to-market adjustments on our interest rate caps.
Income tax provision (benefit)
Our income tax provision (benefit) for the three months ended March 31, 2019 and 2018 was $3.1 million and $(0.8) million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland and the United States. The increase in our income tax provision of approximately $3.9 million for the three months ended March 31, 2019, as compared to the same period in 2018, was primarily attributable to changes in operating income subject to tax in Ireland, the United States and other jurisdictions. Pre-tax earnings for the three months ended March 31, 2018 included the recording of the discrete item of a $2.8 million tax benefit related to the Singapore rate reduction from 10% to 8%.
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
Aircraft Monitoring List
At March 31, 2019, no aircraft were on our monitoring list. We monitor our fleet for aircraft that are more susceptible to failing our recoverability assessments within one year due to their sensitivity to changes in contractual cash flows, future cash flow estimates and aircraft residual or scrap values.

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
During the first three months of 2019, we met our liquidity and capital resource needs with $106.4 million of cash flow from operations, $215.0 million of gross proceeds from the Unsecured Term Loan and $56.3 million of cash from aircraft sales.
As of March 31, 2019, the weighted-average maturity of our secured and unsecured debt financings was 3.2 years and we were in compliance with all applicable covenants.
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

Cash Flows

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Net cash flow provided by operating activities	$106,360	$148,905
Net cash flow used in investing activities	(286,246)	(50,612)
Net cash flow provided by (used in) financing activities	120,241	(99,811)
Operating Activities:
Cash flow provided by operations was $106.4 million and $148.9 million for the three months ended March 31, 2019 and 2018, respectively. The decrease in cash flow provided by operations of $42.5 million for the three months ended March 31, 2019 versus the same period in 2018 was primarily a result of a $17.7 million increase in cash paid for interest, a $10.1 million decrease in cash received from maintenance revenue, an $8.2 million decrease in cash from working capital and a $6.4 million increase in cash paid for maintenance.
Investing Activities:
Cash flow used in investing activities was $286.2 million and $50.6 million for the three months ended March 31, 2019 and 2018, respectively. The increase in cash flow used in investing activities of $235.6 million for the three months ended March 31, 2019 versus the same period in 2018 was primarily a result of a $257.1 million increase in the acquisition and improvement of flight equipment and net investments in direct financing and sales-type leases.
These outflows were primarily offset by a $12.4 million increase in aircraft proceeds from the sale of flight equipment.
Financing Activities:
Cash flow provided by financing activities was $120.2 million for the three months ended March 31, 2019 as compared to cash flow used in financing activities of $99.8 million for the three months ended March 31, 2018. The net increase in cash flow provided by financing activities of $220.1 million for the three months ended March 31, 2019 versus the same period in 2018 was primarily a result of a $215.0 million increase in proceeds from secured and unsecured financings and a $25.6 million decrease in securitization and term debt financing repayments.
These inflows were offset by a $16.2 million decrease in maintenance payments and security deposits received, net of returns.

Debt Obligations
For complete information on our debt obligations, please refer to Note 7 - “Secured and Unsecured Debt Financings” in the Notes to Unaudited Consolidated Financial Statements above.
Contractual Obligations
Our contractual obligations consist of principal and interest payments on debt, other aircraft acquisition agreements and rent payments related to our office leases. Total contractual obligations increased to $7.09 billion at March 31, 2019 from $6.95 billion at December 31, 2018, due primarily to an increase in aircraft purchase obligations, partially offset by debt amortization.
The following table presents our actual contractual obligations and their payment due dates as of March 31, 2019:

	Payments Due by Period as of March 31, 2019
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	More than 5 years
	(Dollars in thousands)
Principal payments:
Senior Notes due 2019 - 2024	$3,450,000	$500,000	$1,300,000	$1,150,000	$500,000
Unsecured Term Loans	335,000	120,000	60,000	155,000	—
Revolving Credit Facilities	375,000	—	—	375,000	—
ECA Financings	179,254	40,150	82,822	50,224	6,058
Bank Financings	603,409	68,460	119,133	278,458	137,358
Total principal payments	4,942,663	728,610	1,561,955	2,008,682	643,416

Interest payments on debt obligations(1)	771,994	241,250	344,915	168,960	16,869
Office leases(2)	17,089	2,447	3,783	3,449	7,410
Purchase obligations(3)	1,358,211	452,760	905,451	—	—

Total	$7,089,957	$1,425,067	$2,816,104	$2,181,091	$667,695

(1)	Future interest payments on variable rate, LIBOR-based debt obligations are estimated using the interest rate in effect at March 31, 2019.

(2)	Represents contractual payment obligations for our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.

(3)
At March 31, 2019, we had commitments to acquire 37 aircraft for $1.36 billion, including 25 new E-Jet E2 aircraft from Embraer S.A. These amounts include estimates for pre-delivery deposits, contractual price escalation and other adjustments. As of April 30, 2019, we have commitments to acquire 35 aircraft for $1.28 billion.

Capital Expenditures
From time to time, we make capital expenditures to maintain or improve our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the three months ended March 31, 2019 and 2018, we incurred a total of $7.9 million and $1.6 million, respectively, of capital expenditures (including lease incentives) related to the improvement of aircraft.
As of March 31, 2019, the weighted average age by net book value of our aircraft was approximately 9.4 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Our lease agreements call for the lessee to be primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.
Actual maintenance payments to us by lessees in the future may be less than projected as a result of a number of factors, including defaults by the lessees. Maintenance reserves may not cover the entire amount of actual maintenance expenses incurred and, where these expenses are not otherwise covered by the lessees, there can be no assurance that our operational cash flow and maintenance reserves will be sufficient to fund maintenance requirements, particularly as our aircraft age. See Item 1A. “Risk Factors - Risks Related to Our Business - Risks related to our leases - If lessees are unable to fund their maintenance obligations on our aircraft, we may incur increased costs at the conclusion of the applicable lease” in our 2018 Annual Report on Form 10-K.
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
We hold a 30% equity interest in our Lancaster joint venture and a 25% equity interest in our IBJ Air joint venture. At March 31, 2019, the net book value of our two joint ventures’ fifteen aircraft was $685.6 million. We recognized our share of the undistributed loss in our joint venture with Teachers’ of $0.7 million during the quarter ended March 31, 2019, the loss of which is attributable to a fair value impairment recorded by the joint venture as a result of a confirmed letter of intent to sell its aircraft to a third party buyer.
In March of 2019, we sold two aircraft to IBJ Air, in which we hold a 25% equity interest. This transaction was approved by our Audit Committee as an arm’s length transaction under our related party policy.
Foreign Currency Risk and Foreign Operations
At March 31, 2019, all of our leases are payable to us in U.S. dollars. However, we incur Euro and Singapore dollar-denominated expenses in connection with our subsidiaries in Ireland and Singapore. For the three months ended March 31, 2019, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated approximately $4.4 million in U.S. dollar equivalents and represented approximately 24% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, our international operations and our exposure to foreign currency risk will likely increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases, we may enter into hedging transactions in the future to mitigate this risk. For the three months ended March 31, 2019 and 2018, we incurred insignificant net gains and losses on foreign currency transactions.
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

The table below shows the reconciliation of net income to EBITDA and Adjusted EBITDA for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Net income	$34,810	$57,547
Depreciation	84,735	75,002
Amortization of lease premiums, discounts and incentives	5,711	3,128
Interest, net	63,463	57,108
Income tax provision (benefit)	3,098	(844)
EBITDA	191,817	191,941
Adjustments:
Equity share of joint venture impairment	2,724	—
Non-cash share-based payment expense	2,726	2,378
Loss (gain) on mark-to-market of interest rate derivative contracts	2,080	(3,174)
Adjusted EBITDA	$199,347	$191,145
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
The table below shows the reconciliation of net income to ANI for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Net income	$34,810	$57,547
(Gain) loss on mark-to-market of interest rate derivative contracts(1)	2,080	(3,174)
Non-cash share-based payment expense(2)	2,726	2,378

Adjusted net income	$39,616	$56,751

(1) Included in Other income (expense).
(2) Included in Selling, general and administrative expenses.

	Three Months Ended March 31,
Weighted-average shares:	2019	2018
Common shares outstanding	74,703,791	78,366,588
Restricted common shares	434,531	431,161
Total weighted-average shares	75,138,322	78,797,749

	Three Months Ended March 31,
Percentage of weighted-average shares:	2019	2018
Common shares outstanding	99.42%	99.45%
Restricted common shares(1)	0.58%	0.55%
Total percentage of weighted-average shares	100.00%	100.00%

	Three Months Ended March 31,
	2019	2018
Weighted-average common shares outstanding – Basic	74,703,791	78,366,588
Effect of dilutive shares(2)	569,822	228,019
Weighted average common shares outstanding – Diluted	75,273,613	78,594,607

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands, except per share amounts)
Adjusted net income allocation:
Adjusted net income	$39,616	$56,751
Less: Distributed and undistributed earnings allocated to restricted common shares(2)	(229)	(311)
Adjusted net income allocable to common shares – Basic and Diluted	$39,387	$56,440

Adjusted net income per common share – Basic	$0.53	$0.72

Adjusted net income per common share – Diluted	$0.52	$0.72

(1)
For the three months ended March 31, 2019 and 2018, distributed and undistributed earnings to restricted shares were 0.58% and 0.55%, respectively, of net income. The amount of restricted share forfeitures for all periods presented is immaterial to the allocation of distributed and undistributed earnings.

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
A hypothetical 100-basis point increase/decrease in our variable interest rates would increase/decrease the minimum contracted rentals on our portfolio as of March 31, 2019 by $4.3 million and $4.3 million, respectively, over the next twelve months. As of March 31, 2019, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $7.5 million and $8.3 million, respectively, net of amounts received from our interest rate derivatives, over the next twelve months. In September 2016, we purchased an interest rate cap to hedge a portion of our floating rate interest exposure. The interest rate cap is set at 2% and has a current notional balance of $365.0 million and reduces over time to $215.0 million. The cap matures in September 2021.

ITEM 4.    CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2019. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The Company is not a party to any material legal or adverse regulatory proceedings.
ITEM 1A. RISK FACTORS
There have been no material changes to the disclosure related to the risk factors described in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
On October 30, 2018, our Board of Directors increased the authorization to repurchase the Company’s common shares to $100.0 million from the $42.2 million that was remaining under the previous authorization. During the first quarter of 2019, we purchased our common shares as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(Dollars in thousands, except per share amounts)
January 1 through January 31	583,153	$17.53	496,920	$76,019
February 1 through February 28	60,892	20.21	—	76,019
March 1 through March 31	9,751	20.24	—	76,019

Total	653,796	$17.82	496,920	$76,019

(1)
Under our current repurchase program, we have repurchased an aggregate of 1,397,712 common shares at an aggregate cost of $24.0 million, including commissions. The remaining dollar value of common shares that may be repurchased under the program is $76.0 million.

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

4.10
Fifth Supplemental Indenture, dated as of March 20, 2017, by and between Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 20, 2017).

4.11
Sixth Supplemental Indenture, dated as of September 25, 2018, between Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 25, 2018).

10.1	Amendment No. 7 to Purchase Agreement COM0270-15, dated as of February 5, 2019, by and between Aircastle Holding Corporation and Embraer S.A. *Ø

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	Owned Aircraft Portfolio at March 31, 2019. *

Exhibit No.	Description of Exhibit

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018; (ii) Consolidated Statements of Income for the three months ended March 31, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018; (v) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2019 and 2018; and (vi) Notes to Unaudited Consolidated Financial Statements. *

*    Filed herewith.
Ø    Portions of this exhibit have been omitted.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 2, 2019

AIRCASTLE LIMITED
(Registrant)
By:	/s/ James C. Connelly
James C. Connelly
Chief Accounting Officer and Authorized Officer