Form 10-Q
period 2019-06-30
Aircastle LTD
filed 2019-08-06
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

c/o Aircastle Advisor LLC
201 Tresser Boulevard, Suite 400
Stamford
Connecticut
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of August 2, 2019, there were 74,950,797 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries
Form 10-Q

PART I. — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Cash and cash equivalents	$500,373	$152,719
Restricted cash and cash equivalents	14,751	15,134
Accounts receivable	12,841	15,091
Flight equipment held for lease, net of accumulated depreciation of $1,371,515 and $1,221,985, respectively	7,341,097	6,935,585
Net investment in direct financing and sales-type leases	500,918	469,180
Unconsolidated equity method investments	78,793	69,111
Other assets	185,702	214,361
Total assets	$8,634,475	$7,871,181

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings, net of debt issuance costs and discounts	$1,214,402	$798,457
Borrowings from unsecured financings, net of debt issuance costs and discounts	4,277,731	3,962,896
Accounts payable, accrued expenses and other liabilities	164,585	153,341
Lease rentals received in advance	96,973	87,772
Security deposits	124,867	120,962
Maintenance payments	734,433	739,072
Total liabilities	6,612,991	5,862,500

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $0.01 par value, 250,000,000 shares authorized, 74,983,114 shares issued and outstanding at June 30, 2019; and 75,454,511 shares issued and outstanding at December 31, 2018	750	754
Additional paid-in capital	1,460,534	1,468,779
Retained earnings	560,200	539,332
Accumulated other comprehensive loss	—	(184)
Total shareholders’ equity	2,021,484	2,008,681

Total liabilities and shareholders’ equity	$8,634,475	$7,871,181

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Lease rental revenue	$192,823	$178,486	$374,057	$355,969
Direct financing and sales-type lease revenue	8,321	8,868	16,764	18,310
Amortization of lease premiums, discounts and incentives	(5,345)	(3,534)	(11,056)	(6,662)
Maintenance revenue	26,567	—	42,968	11,991
Total lease revenue	222,366	183,820	422,733	379,608
Gain on sale of flight equipment	346	19,864	12,348	25,632
Other revenue	704	592	2,262	1,716
Total revenues	223,416	204,276	437,343	406,956

Operating expenses:
Depreciation	89,578	76,181	174,313	151,183
Interest, net	66,377	57,398	129,840	114,506
Selling, general and administrative (including non-cash share-based payment expense of $3,177 and $3,076 for the three months ended and $5,903 and $5,454 for the six months ended June 30, 2019 and 2018, respectively)	18,317	18,583	36,317	36,418
Impairment of flight equipment	7,404	—	7,404	—
Maintenance and other costs	5,213	1,561	12,617	2,549
Total operating expenses	186,889	153,723	360,491	304,656

Total other income (expense)	(1,910)	901	(3,971)	4,075

Income from continuing operations before income taxes and earnings of unconsolidated equity method investments	34,617	51,454	72,881	106,375
Income tax provision	5,992	3,132	9,090	2,288
Earnings of unconsolidated equity method investments, net of tax	2,487	1,881	2,131	3,663
Net income	$31,112	$50,203	$65,922	$107,750

Earnings per common share — Basic:
Net income per share	$0.41	$0.64	$0.88	$1.37
Earnings per common share — Diluted:
Net income per share	$0.41	$0.64	$0.87	$1.37

Dividends declared per share	$0.30	$0.28	$0.60	$0.56

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income	$31,112	$50,203	$65,922	$107,750
Other comprehensive income, net of tax:
Net derivative loss reclassified into earnings	—	294	184	595
Other comprehensive income	—	294	184	595
Total comprehensive income	$31,112	$50,497	$66,106	$108,345

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$65,922	$107,750
Adjustments to reconcile net income to net cash and restricted cash provided by operating activities:
Depreciation	174,313	151,183
Amortization of deferred financing costs	6,958	7,042
Amortization of lease premiums, discounts and incentives	11,056	6,662
Deferred income taxes	7,957	3,126
Non-cash share-based payment expense	5,903	5,454
Cash flow hedges reclassified into earnings	184	595
Collections on direct financing and sales-type leases	10,971	13,127
Security deposits and maintenance payments included in earnings	(24,162)	(554)
Gain on sale of flight equipment	(12,348)	(25,632)
Impairment of flight equipment	7,404	—
Other	209	(7,491)
Changes in certain assets and liabilities:
Accounts receivable	(7,899)	(7,315)
Other assets	3,582	(3,086)
Accounts payable, accrued expenses and other liabilities	(11,619)	(14,799)
Lease rentals received in advance	7,181	16,908
Net cash and restricted cash provided by operating activities	245,612	252,970
Cash flows from investing activities:
Acquisition and improvement of flight equipment	(660,723)	(365,505)
Proceeds from sale of flight equipment	56,924	178,185
Net investment in direct financing and sales-type leases	—	(16,256)
Aircraft purchase deposits and progress payments, net of returned deposits and aircraft sales deposits	18,054	(3,965)
Unconsolidated equity method investments and associated costs	(7,551)	—
Other	2,241	2,956
Net cash and restricted cash used in investing activities	(591,055)	(204,585)
Cash flows from financing activities:
Repurchase of shares	(14,288)	(14,987)
Proceeds from secured and unsecured debt financings	1,841,848	—
Repayments of secured and unsecured debt financings	(1,105,353)	(128,342)
Deferred financing costs	(12,165)	(1,615)
Security deposits and maintenance payments received	92,514	108,653
Security deposits and maintenance payments returned	(64,788)	(38,718)
Dividends paid	(45,054)	(43,993)
Net cash and restricted cash provided by (used in) financing activities	692,714	(119,002)
Net decrease in cash and restricted cash:	347,271	(70,617)
Cash and restricted cash at beginning of period	167,853	233,857

Cash and restricted cash at end of period	$515,124	$163,240

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	$500,373	$142,360
Restricted cash and cash equivalents	14,751	20,880

Unrestricted and restricted cash and cash equivalents	$515,124	$163,240

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$121,523	$108,078
Cash paid for income taxes	$115	$5,533
Supplemental disclosures of non-cash investing activities:
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets assumed in asset acquisitions	$35,889	$28,348
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets settled in sale of flight equipment	$10,938	$40,116
Transfers from flight equipment held for lease to Net investment in direct financing and sales-type leases and Other assets	$59,185	$40,198

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share amounts)
(Unaudited)

			Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Common Shares
	Shares	Amount
Balance, December 31, 2018	75,454,511	$754	$1,468,779	$539,332	$(184)	$2,008,681
Issuance of common shares to directors and employees	276,923	3	(3)	—	—	—
Repurchase of common shares from stockholders, directors and employees	(653,796)	(6)	(11,418)	—	—	(11,424)
Amortization of share-based payments	—	—	2,410	—	—	2,410
Reclassification of prior year director stock award liability	—	—	796	—	—	796
Dividends declared	—	—	—	(22,518)	—	(22,518)
Net income	—	—	—	34,810	—	34,810
Net derivative loss reclassified into earnings	—	—	—	—	184	184
Balance, March 31, 2019	75,077,638	$751	$1,460,564	$551,624	$—	$2,012,939
Issuance of common shares to directors and employees	35,000	—	—	—	—	—
Repurchase of common shares from stockholders, directors and employees	(129,524)	(1)	(2,863)	—	—	(2,864)
Amortization of share-based payments	—	—	2,833	—	—	2,833
Dividends declared	—	—	—	(22,536)	—	(22,536)
Net income	—	—	—	31,112	—	31,112
Balance, June 30, 2019	74,983,114	$750	$1,460,534	$560,200	$—	$2,021,484

			Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Common Shares
	Shares	Amount
Balance, December 31, 2017	78,707,963	$787	$1,527,796	$380,331	$(1,350)	$1,907,564
Issuance of common shares to stockholders, directors and employees	293,680	3	(3)	—	—	—
Repurchase of common shares from stockholders, directors and employees	(462,452)	(5)	(9,408)	—	—	(9,413)
Amortization of share-based payments	—	—	2,048	—	—	2,048
Reclassification of prior year director stock award liability	—	—	1,680	—	—	1,680
Dividends declared	—	—	—	(22,085)	—	(22,085)
Net income	—	—	—	57,547	—	57,547
Adoption of accounting standard	—	—	—	(188)	—	(188)
Net derivative loss reclassified into earnings	—	—	—	—	301	301
Balance, March 31, 2018	78,539,191	$785	$1,522,113	$415,605	$(1,049)	$1,937,454
Repurchase of common shares from stockholders, directors and employees	(295,153)	(3)	(5,571)	—	—	(5,574)
Amortization of share-based payments	—	—	2,750	—	—	2,750
Reclassification of prior year director stock award liability	—	—	187	—	—	187
Dividends declared	—	—	—	(21,908)	—	(21,908)
Net income	—	—	—	50,203	—	50,203
Net derivative loss reclassified into earnings	—	—	—	—	294	294
Balance, June 30, 2018	78,244,038	$782	$1,519,479	$443,900	$(755)	$1,963,406

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2019

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
As a result of the Company’s adoption of ASC 842, we have recognized right-of-use assets and lease liabilities on our Consolidated Balance Sheet as of June 30, 2019, for our office leases classified as operating leases under ASC 842, existing at, or entered into after, January 1, 2019. We adopted the standard using the required “modified retrospective” approach and the available practical expedients. The standard did not have a material impact on our consolidated financial statements and related disclosures.
As part of the Company’s adoption of ASC 842, we classified collections on direct financing and sales-type leases within operating activities on our Consolidated Statement of Cash Flows for the six months ended June 30, 2019. This had previously been included within investing activities. The presentation for the six months ended June 30, 2018, has also been reclassified to conform to the current period presentation:

Six Months Ended June 30, 2018
Net cash and restricted cash provided by operating activities as previously reported	$239,843
Collections on direct financing and sales-type leases	13,127
Net cash and restricted cash provided by operating activities	$252,970
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure since the balance sheet date of June 30, 2019, through the date on which the consolidated financial statements included in this Form 10-Q were issued.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2019

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
Recent Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments and related updates. The standard affects entities holding financial assets and net investments in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The standard replaces today’s incurred loss model with an expected loss model that requires entities to consider a broader range of information to estimate expected credit losses over the lifetime of the asset. Under the new standard, an allowance for credit losses is recorded which represents amounts not expected to be collected. The standard is applied on a modified retrospective approach. The standard is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as early as the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Upon the Company’s adoption of the standard, the primary impact will be to the carrying value of our net investment in direct financing and sales-type leases, as we will recognize an

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2019

allowance for credit losses in 2020 with an adjustment to the opening balance of retained earnings. We continue to evaluate the impact the standard will have on our consolidated financial statements and related disclosures.
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
The following tables set forth our financial assets as of June 30, 2019 and December 31, 2018 that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2019

		Fair Value Measurements at June 30, 2019 Using Fair Value Hierarchy
	Fair Value as of June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$500,373	$500,373	$—	$—	Market
Restricted cash and cash equivalents	14,751	14,751	—	—	Market
Derivative assets	891	—	891	—	Market
Total	$516,015	$515,124	$891	$—

		Fair Value Measurements at December 31, 2018 Using Fair Value Hierarchy
	Fair Value as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$152,719	$152,719	$—	$—	Market
Restricted cash and cash equivalents	15,134	15,134	—	—	Market
Derivative assets	4,886	—	4,886	—	Market
Total	$172,739	$167,853	$4,886	$—

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
For the three and six months ended June 30, 2019 and the year ended December 31, 2018, we had no transfers into or out of Level 3.
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
Aircraft Valuation
Transactional Impairments
On April 10, 2019, the Company early terminated the leases for seven Boeing 737NG aircraft on lease to Jet Airways (India) Limited (“Jet Airways”) due to lessee default. As a result of these lease terminations, the Company recognized net maintenance revenue of $17,554 and impairment charges of $7,404 in the second quarter of 2019.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2019

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
The carrying amounts and fair values of our financial instruments at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019		December 31, 2018
	Carrying Amount of Liability	Fair Value of Liability	Carrying Amount of Liability	Fair Value of Liability
Credit Facilities	$—	$—	$425,000	$425,000
Unsecured Term Loan	215,000	215,000	120,000	120,000
ECA Financings	169,350	173,084	189,080	190,216
Bank Financings	1,059,092	1,075,035	619,715	623,604
Senior Notes	4,100,000	4,240,850	3,450,000	3,446,826

All of our financial instruments are classified as Level 2 with the exception of our Senior Notes, which are classified as Level 1.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2019

Note 3. Lease Rental Revenues and Flight Equipment Held for Lease
Minimum future annual lease rentals contracted to be received under our existing operating leases of flight equipment at June 30, 2019 were as follows:

Year Ending December 31,	Amount
Remainder of 2019	$397,081
2020	716,774
2021	607,140
2022	518,834
2023	442,869
Thereafter	720,650
Total	$3,403,348

Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Region	2019	2018	2019	2018
Asia and Pacific	44%	35%	43%	35%
Europe	28%	29%	28%	29%
Middle East and Africa	10%	11%	11%	11%
North America	8%	8%	8%	8%
South America	10%	17%	10%	17%

Total	100%	100%	100%	100%

The classification of regions in the table above and in the tables and discussion below is determined based on the principal location of the lessee of each aircraft.
The following table shows the number of lessees with lease rental revenue of at least 5% of total lease rental revenue and their combined total percentage of lease rental revenue for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue
Largest lessees by lease rental revenue	3	21%	3	19%	3	21%	3	19%

The following table sets forth revenue attributable to individual countries representing at least 10% of total revenue (including maintenance revenue) based on each lessee’s principal place of business for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Country	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
India(1)	$42,312	19%	$—	—%	$61,638	14%	$—	—%

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2019

_______________
(1) For the three and six months ended June 30, 2019, total revenue attributable to India included maintenance revenue of $17,554. For the three and six months ended June 30, 2018, total revenue attributable to India was less than 10%.
Geographic concentration of net book value of flight equipment (including flight equipment held for lease and net investment in direct financing and sales-type leases, or “net book value”) was as follows:

	June 30, 2019			December 31, 2018
Region	Number of Aircraft		Net Book Value %	Number of Aircraft		Net Book Value %
Asia and Pacific	91		38%	78		36%
Europe	95		27%	87		27%
Middle East and Africa	17		8%	17		8%
North America	37		11%	35		10%
South America	23		13%	16		10%
Off-lease	5	(1)	3%	15	(2)	9%
Total	268		100%	248		100%

_______________

(1)	Consisted of three Airbus A320-200 and one Airbus A330-200 aircraft, which are subject to lease commitments, and one Airbus A330-200 aircraft, which we are marketing for lease or sale.

(2)
Consisted of three Airbus A320-200 aircraft, which are subject to lease commitments, one Airbus A330-200 aircraft, which we are marketing for lease or sale, one Boeing 737-800 aircraft along with one Boeing 777-300ER aircraft, which were delivered on lease to customers during the first quarter of 2019, seven Airbus A320-200 aircraft, which were delivered on lease to a customer during the second quarter of 2019, one Airbus A320-200 aircraft, which was sold during the first quarter of 2019 and one Airbus A330-200 aircraft, which is subject to a lease commitment.

The following table sets forth net book value of flight equipment (includes net book value of flight equipment held for lease and net investment in direct financing leases) attributable to individual countries representing at least 10% of net book value of flight equipment based on each lessee’s principal place of business as of:

	June 30, 2019			December 31, 2018
Country	Net Book Value	Net Book Value %	Number of Lessees	Net Book Value	Net Book Value %	Number of Lessees
India	$1,036,803	13%	4	$865,046	12%	4

At June 30, 2019 and December 31, 2018, the amounts of lease incentive liabilities recorded in maintenance payments on our Consolidated Balance Sheets were $12,236 and $15,636, respectively.
Note 4. Net Investment in Direct Financing and Sales-Type Leases
At June 30, 2019, our net investment in direct financing and sales-type leases consisted of 31 aircraft. The following table lists the components of our net investment in direct financing and sales-type leases at June 30, 2019:

Amount
Total lease payments to be received	$254,058
Less: Unearned income	(121,263)
Estimated residual values of leased flight equipment (unguaranteed)	368,123

Net investment in direct financing and sales-type leases	$500,918

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2019

At June 30, 2019, minimum future lease payments on direct financing and sales-type leases are as follows:

Year Ending December 31,	Amount
Remainder of 2019	$34,860
2020	67,035
2021	52,597
2022	42,100
2023	33,093
Thereafter	24,373
Total lease payments to be received	$254,058

Note 5. Unconsolidated Equity Method Investments
We have joint ventures with an affiliate of Ontario Teachers’ Pension Plan (“Teachers’”) and with the leasing arm of the Industrial Bank of Japan, Limited (“IBJ Air”).
At June 30, 2019, the net book value of both joint ventures’ fifteen aircraft was $678,467.

Amount
Investment in joint ventures at December 31, 2018	$69,111
Investment in joint ventures	7,551
Earnings from joint ventures, net of tax	2,131

Investment in joint ventures at June 30, 2019	$78,793

Per the partnership agreement with Teachers’, the Company has recorded in its Consolidated Balance Sheet a $13,565 guarantee liability in Maintenance payments and a $5,100 guarantee liability in Security deposits representing its share of the respective exposures. As of June 30, 2019, there is an executed sales agreement between the joint venture with Teachers’ and a single buyer for aircraft held by the joint venture. All sales are anticipated to be completed by the end of 2019.
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
June 30, 2019

for managing the relevant aircraft. There is a cross collateralization guarantee between the Air Knight VIEs. In addition, Aircastle guarantees the debt of the Air Knight VIEs.
The only assets that the Air Knight VIEs have on their books are financing leases that are eliminated in the consolidated financial statements. The related aircraft, with a net book value as of June 30, 2019 of $385,698, were included in our flight equipment held for lease. The consolidated debt outstanding, net of debt issuance costs, of the Air Knight VIEs as of June 30, 2019 is $166,442.
Note 7. Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured term debt financings are as follows:

	At June 30, 2019				At December 31, 2018
Debt Obligation	Outstanding Borrowings	Number of Aircraft	Interest Rate	Final Stated Maturity	Outstanding Borrowings
Secured Debt Financings:
ECA Financings(1)	$169,350	6	3.02% to 3.96%	12/03/21 to 11/30/24	$189,080
Bank Financings(2)	1,059,092	36	3.13% to 5.30%	06/17/23 to 01/19/26	619,715
Less: Debt issuance costs and discounts	(14,040)	—			(10,338)
Total secured debt financings, net of debt issuance costs and discounts	1,214,402	42			798,457

Unsecured Debt Financings:
Senior Notes due 2019(3)	500,000		6.25%	12/01/19	500,000
Senior Notes due 2020	300,000		7.625%	04/15/20	300,000
Senior Notes due 2021	500,000		5.125%	03/15/21	500,000
Senior Notes due 2022	500,000		5.50%	02/15/22	500,000
Senior 5.00% Notes due 2023	500,000		5.00%	04/01/23	500,000
Senior 4.40% Notes due 2023	650,000		4.40%	09/25/23	650,000
Senior Notes due 2024	500,000		4.125%	05/01/24	500,000
Senior Notes due 2026	650,000		4.250%	06/15/26	—
Unsecured Term Loans	215,000		3.877%	03/07/22 to 03/07/24	120,000
Revolving Credit Facilities	—		—%	12/27/21 to 06/27/22	425,000
Less: Debt issuance costs and discounts	(37,269)				(32,104)
Total unsecured debt financings, net of debt issuance costs and discounts	4,277,731				3,962,896

Total secured and unsecured debt financings, net of debt issuance costs and discounts	$5,492,133				$4,761,353

(1)	The borrowings under these financings at June 30, 2019 have a weighted-average rate of interest of 3.58%.

(2)	The borrowings under these financings at June 30, 2019 have a weighted-average fixed rate of interest of 4.04%.

(3)	Repaid on July 15, 2019.
Secured Debt Financing:
Bank Financings
On May 1, 2019, we entered into a full recourse $320,000 secured bank financing with BNP Paribas and Société Générale in relation to eight Airbus A320-200N aircraft on lease with a customer in Asia. This financing bears interest at a

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2019

fixed rate of 3.61% and matures in September 2024. In addition, on May 1, 2019, we entered into a full recourse $120,000 secured bank financing with Crédit Agricole in relation to three Airbus A320-200N aircraft on lease with a customer in Asia. This financing bears interest at a fixed rate of 3.13% and matures in March 2025.
On June 26, 2019, we amended and restated the original loan agreement, dated October 11, 2018, with National Bank of Australia to include an additional $40,000 in financing for two Boeing 737-800 aircraft on lease with a customer in North America. The financing for these two aircraft bears interest at a fixed rate of 3.14% and matures in December 2024.
Unsecured Debt Financings:
Senior Notes due 2026
On June 13, 2019, Aircastle issued $650,000 aggregate principal amount of Senior Notes due 2026 (the “Senior Notes due 2026”) at an issue price of 99.515%. The Senior Notes due 2026 will mature on June 15, 2026 and bear interest at the rate of 4.250% per annum, payable semi-annually on June 15 and December 15 of each year, commencing on December 15, 2019. Interest accrues on the Senior Notes due 2026 from June 13, 2019.
Prior to April 15, 2026, we may redeem all or part of the aggregate principal amount of the Senior Notes due 2026 at any time at a redemption price equal to the greater of (a) 100% of the principal amount of the notes redeemed, plus accrued and unpaid interest thereon to, but not including, the redemption date and (b) the sum of the present values of 100% of the principal amount of the notes redeemed and the remaining scheduled payments of interest on the notes from the redemption date through April 15, 2026 (computed using a discount rate equal to the Treasury Rate (as defined in the indenture governing the Senior Notes due 2026) as of such redemption date plus 0.35%, plus accrued and unpaid interest thereon to, but not including, the redemption date). In addition, on or after April 15, 2026, we may redeem all or part of the aggregate principal amount of the Senior Notes due 2026 at a redemption price equal to 100%, plus accrued and unpaid interest thereon to, but not including, the redemption date. If the Company undergoes a change of control (as defined in the indenture governing the Senior Notes due 2026) and, as a result of the change of control, the rating of the Senior Notes due 2026 is downgraded to below an investment grade rating by certain rating agencies in the manner specified in the indenture governing the Senior Notes due 2026, it must offer to repurchase the Senior Notes due 2026 at a price of 101% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the purchase date. The Senior Notes due 2026 are not guaranteed by any of the Company's subsidiaries or any third-party.
The net proceeds from the issuance were used to repay amounts drawn under our existing revolving credit facility and to redeem the balance of our 6.25% Senior Notes due 2019, including accrued interest of $3,733 and call premium of $7,183, on July 15, 2019.
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
The new Unsecured Term Loan replaced our existing term loan of $120,000 that matured on April 28, 2019.
Revolving Credit Facility
On December 27, 2018, we entered into a $250,000 three-year, unsecured revolving credit facility with a group of banks based in Asia. This new facility can be increased to a maximum of $350,000. On January 25, 2019, we increased the facility by $30,000 to $280,000. On June 20, 2019, we further increased the facility by $20,000 to $300,000. The facility bears interest at a rate of LIBOR plus 1.50% and matures in December 2021. The facility contains provisions similar to our existing credit facility, including a $750,000 minimum net worth covenant.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2019

As a condition to this new facility, on January 9, 2019, we terminated our existing $135,000 revolving credit facility with a group of banks based in Asia.
At June 30, 2019, we had no amounts outstanding under our revolving credit facilities and had $1,100,000 available for borrowing.
As of June 30, 2019, we were in compliance with all applicable covenants in our financings.
Note 8. Shareholders' Equity and Share-Based Payment
During the six months ended June 30, 2019, the Company granted 303,331 restricted common shares and granted 320,944 performance share units (“PSUs”). These awards were made under the Aircastle Limited Amended and Restated 2014 Omnibus Incentive Plan. We repurchased 157,576 shares totaling $2,915 from our employees and directors to settle tax obligations related to share vesting and canceled shares.
During the six months ended June 30, 2019, the Company incurred share-based compensation expense of $2,602 related to restricted common shares and $3,301 related to PSUs.
As of June 30, 2019, there was $7,762 of unrecognized compensation cost related to unvested restricted common share-based payments and $10,270 of unrecognized compensation cost related to unvested PSU share-based payments that are expected to be recognized over a weighted-average remaining period of 1.90 years.
On May 21, 2019, our Board of Directors increased the authorization to repurchase the Company’s common shares to $100,000 from the $76,019 that was remaining under the previous authorization. During the six months ended June 30, 2019, we repurchased 625,744 common shares at an aggregate cost of $11,374, including commissions. At June 30, 2019, the remaining dollar value of common shares that may be purchased under the repurchase program is $97,358.
Note 9. Dividends
The following table sets forth the quarterly dividends declared by our Board of Directors for the periods covered in this report:

Declaration Date	Dividend per Common Share	Aggregate Dividend Amount	Record Date	Payment Date
April 30, 2019	$0.30	$22,534	May 31, 2019	June 14, 2019
February 8, 2019	$0.30	$22,518	February 28, 2019	March 15, 2019
October 30, 2018	$0.30	$22,867	November 30, 2018	December 14, 2018
August 3, 2018	$0.28	$21,870	August 31, 2018	September 14, 2018
May 1, 2018	$0.28	$21,908	May 31, 2018	June 15, 2018

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
June 30, 2019

earnings are allocated to both common shares and restricted common shares based on the total weighted-average shares outstanding during the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted-average shares:
Common shares outstanding	74,650,357	77,910,513	74,676,926	78,137,290
Restricted common shares	524,331	498,433	479,679	464,983
Total weighted-average shares	75,174,688	78,408,946	75,156,605	78,602,273

Percentage of weighted-average shares:
Common shares outstanding	99.30%	99.36%	99.36%	99.41%
Restricted common shares	0.70%	0.64%	0.64%	0.59%
Total percentage of weighted-average shares	100.00%	100.00%	100.00%	100.00%

The calculations of both basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Earnings per share – Basic:
Net income	$31,112	$50,203	$65,922	$107,750
Less: Distributed and undistributed earnings allocated to restricted common shares(1)	(217)	(319)	(421)	(637)
Earnings available to common shareholders – Basic	$30,895	$49,884	$65,501	$107,113

Weighted-average common shares outstanding – Basic	74,650,357	77,910,513	74,676,926	78,137,290

Earnings per common share – Basic	$0.41	$0.64	$0.88	$1.37

Earnings per share – Diluted:
Net income	$31,112	$50,203	$65,922	$107,750
Less: Distributed and undistributed earnings allocated to restricted common shares(1)	(217)	(319)	(421)	(637)
Earnings available to common shareholders – Diluted	$30,895	$49,884	$65,501	$107,113

Weighted-average common shares outstanding – Basic	74,650,357	77,910,513	74,676,926	78,137,290
Effect of dilutive shares(2)	791,189	337,716	680,507	282,868
Weighted-average common shares outstanding – Diluted	75,441,546	78,248,229	75,357,433	78,420,158

Earnings per common share – Diluted	$0.41	$0.64	$0.87	$1.37

(1)
For the three months ended June 30, 2019 and 2018, distributed and undistributed earnings to restricted shares were 0.70% and 0.64%, respectively, of net income. For the six months ended June 30, 2019 and 2018, distributed and undistributed earnings to restricted shares were 0.64% and 0.59%, respectively, of net income. The amount of restricted share forfeitures for all periods presented are immaterial to the allocation of distributed and undistributed earnings.

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
June 30, 2019

relates to income earned by certain subsidiaries of the Company which are located in, or earn income in, jurisdictions that impose income taxes, primarily Ireland and the United States.
The sources of income from continuing operations before income taxes and earnings of our unconsolidated equity method investments for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
U.S. operations	$1,959	$788	$3,875	$1,471
Non-U.S. operations	32,658	50,666	69,006	104,904
Income from continuing operations before income taxes and earnings of unconsolidated equity method investments	$34,617	$51,454	$72,881	$106,375

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
The consolidated income tax expense for the three and six months ended June 30, 2019 and 2018 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2019 and 2018, respectively.
The Company’s effective tax rate (“ETR”) for the three and six months ended June 30, 2019 was 17.3% and 12.5%, respectively, compared to 6.1% and 2.2%, respectively, for the three and six months ended June 30, 2018. The second quarter of 2019 included a non-cash tax expense of $2,845 related to a fair value adjustment on an intercompany asset transfer, which was treated as a discrete item. The first quarter of 2018 included a $2,779 tax benefit related to the Singapore rate reduction from 10% to 8%, which was treated as a discrete item. Excluding these discrete items, the ETR for the three and six months ended June 30, 2019 would have been 9.1% and 8.6%, respectively, compared to 6.1% and 4.8%, respectively, for the three and six months ended June 30, 2018. Movements in the ETR are generally caused by changes in the proportion of the Company’s pre-tax earnings in taxable and non-tax jurisdictions. During the three and six months ended June 30, 2019, we reported a significant decrease in Bermuda income primarily relating to Avianca Brazil and an increase in Ireland income primarily related to Jet Airways.
Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income from continuing operations consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Notional U.S. federal income tax expense at the statutory rate	$7,270	$10,806	$15,305	$22,339
U.S. state and local income tax, net	181	55	390	103
Non-U.S. operations:
Bermuda	(2,910)	(6,112)	(8,048)	(14,395)
Ireland	2,093	(811)	2,602	(1,128)
Singapore	(2)	—	(4)	(2,824)
Other low tax jurisdictions	(872)	(835)	(1,724)	(1,643)
Non-deductible expenses in the U.S.	232	29	569	(164)
Income tax provision	$5,992	$3,132	$9,090	$2,288

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2019

Note 12. Interest, Net
The following table shows the components of interest, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest on borrowings and other liabilities	$63,639	$53,979	$123,918	$107,957
Amortization of deferred losses related to interest rate derivatives	—	294	184	595
Amortization of deferred financing fees and debt discount	3,594	3,510	6,958	7,042
Interest expense	67,233	57,783	131,060	115,594
Less: Interest income	(856)	(287)	(1,220)	(990)
Less: Capitalized interest	—	(98)	—	(98)
Interest, net	$66,377	$57,398	$129,840	$114,506

Note 13. Commitments and Contingencies
Rent expense, primarily for the corporate offices and sales and marketing facilities, was $414 and $563 for the three months ended and $770 and $1,130 for the six months ended June 30, 2019 and 2018, respectively.
As of June 30, 2019, Aircastle is obligated under non-cancelable operating leases relating principally to office facilities in Stamford, Connecticut; Dublin, Ireland; and Singapore for future minimum lease payments as follows:

Year Ending December 31,	Amount
Remainder of 2019	$1,321
2020	1,872
2021	1,903
2022	1,813
2023	1,699
Thereafter	7,847
Total	$16,455

At June 30, 2019, we had commitments to acquire 32 aircraft for $1,158,069, including 25 Embraer E-Jet E2 aircraft.
Commitments, including $133,955 of remaining progress payments, contractual price escalations and other adjustments for these aircraft, at June 30, 2019, net of amounts already paid, are as follows:

Year Ending December 31,	Amount
Remainder of 2019	$220,969
2020	142,588
2021	728,830
2022	65,682
2023	—
Thereafter	—
Total	$1,158,069

As of August 2, 2019, we had commitments to acquire 39 aircraft for $1,331,994.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2019

Note 14. Other Assets
The following table describes the principal components of other assets on our Consolidated Balance Sheets as of:

	June 30, 2019	December 31, 2018
Deferred income tax asset	$1,216	$912
Lease incentives and lease premiums, net of amortization of $63,070 and $47,304, respectively	100,743	99,079
Flight equipment held for sale	16,817	11,707
Aircraft purchase deposits and progress payments(1)	19,050	39,948
Fair value of interest rate cap	891	4,886
Note receivable(2)	1,906	4,292
Right-of-use asset(3)	9,143	—
Other assets	35,936	53,537
Total other assets	$185,702	$214,361
______________

(1)	Includes progress payments for Embraer E2 aircraft order.

(2)	Related to the sale of aircraft during the year ended December 31, 2017.

(3)	Net of lease incentives and tenant allowances.
Note 15. Accounts Payable, Accrued Expenses and Other Liabilities
The following table describes the principal components of accounts payable, accrued expenses and other liabilities recorded on our Consolidated Balance Sheets as of:

	June 30, 2019	December 31, 2018
Accounts payable, accrued expenses and other liabilities	$46,886	$57,220
Deferred income tax liability	53,271	43,720
Accrued interest payable	47,472	45,277
Lease liability	12,665	—
Lease discounts, net of amortization of $43,123 and $43,935, respectively	4,291	7,124

Total accounts payable, accrued expenses and other liabilities	$164,585	$153,341

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

OVERVIEW
Aircastle acquires, leases, and sells commercial jet aircraft to airlines throughout the world. As of June 30, 2019, we owned and managed on behalf of our joint ventures 283 aircraft leased to 89 lessees located in 47 countries. Our aircraft are managed by an experienced team based in the United States, Ireland and Singapore. Our aircraft are subject to net leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs. In many cases we are, however, obligated to pay a specified portion of maintenance or modification costs. As of June 30, 2019, the net book value (including flight equipment held for lease and net investment in direct financing and sales-type leases, or “net book value”) was $7.84 billion compared to $7.40 billion at December 31, 2018. Our revenues and net income for the three and six months ended June 30, 2019 were $223.4 million and $437.3 million, and $31.1 million and $65.9 million, respectively.
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
2019 continues to show strong growth in air traffic.  According to the International Air Transport Association, during the first five months of 2019, global passenger traffic increased 4.6% compared to the same period in 2018. Demand for air travel varies by region. Emerging market economies have generally been experiencing greater increases in air traffic, driven by rising levels of per capita income leading to an increased propensity to fly. Mature markets, such as North America and Western Europe, have been growing more slowly in tandem with their economies. Air traffic growth is also being driven by the proliferation of low cost carriers, which have stimulated demand through lower prices. The outlook for airlines operating in areas with political instability or weakening economies is more uncertain. On balance, we believe air travel will increase over time and, as a result, we expect demand for modern aircraft will continue to remain strong over the long-term.
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
Fuel prices and interest rates have had a substantial effect on our industry. After dropping to a low of $36 per barrel in December 2015, the price of fuel has risen to an average of $61 per barrel during 2019. While still below historic highs, higher fuel prices have impacted airline profitability. The prolonged low interest rate environment and the strong overall performance of the aircraft financing sector attracted significant new capital, increasing competition for new investments and putting pressure on margins and returns. After the Federal Reserve increased interest rates in the U.S. during 2018, the Federal Reserve moved to cut the Funds rate by 25 basis points on July 31, 2019, its first interest rate cut since December 2008.  Future cuts to the interest rate by the Federal Reserve are possible depending upon domestic and global economic conditions at such time.
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
We believe capital market developments should generate attractive additional investment and trading opportunities for which we are well placed to capitalize given our access to different financing sources, our limited capital commitments and our reputation as a reliable trading partner. Our investment grade credit ratings from Moody’s, Standard & Poor’s and Fitch allowed us to reduce our borrowing costs for our two most recent bond deals and will enable us to more reliably access debt capital throughout the business cycle.
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

•
Leveraging our strategic relationships. We intend to capture the benefits provided through the extensive global contacts and relationships maintained by Marubeni, which is our largest shareholder and is one of the largest Japanese trading companies. Marubeni has enabled greater access to Japanese-based financing and helped source and develop our joint venture with the leasing arm of the Industrial Bank of Japan, Limited.

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

•
Intending to pay quarterly dividends to our shareholders based on the Company’s sustainable earnings levels. Aircastle has paid dividends each quarter since our initial public offering in 2006. On April 30, 2019, our Board of Directors declared a regular quarterly dividend of $0.30 per common share, or an aggregate of $22.5 million for the three months ended June 30, 2019, which was paid on June 14, 2019 to holders of record on May 31, 2019. These dividends may not be indicative of the amount of any future dividends. Our ability to pay quarterly dividends will depend upon many factors, including those as described in Item 1A. “Risk Factors” and elsewhere in our 2018 Annual Report on Form 10-K.

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
On April 10, 2019, the Company early terminated the leases for seven Boeing 737NG aircraft on lease to Jet Airways (India) Limited equipped with CFM56-7B engines. The Company repossessed all seven aircraft and transitioned them to a new lessee. As a result of the lease terminations of these seven aircraft, the Company recognized net maintenance revenue of $17.6 million and impairment charges of $7.4 million in the second quarter of 2019. For more information regarding risks associated with our lessees see Item 1A. “Risk Factors - Risks Related to Our Lessees” in our 2018 Annual Report on Form 10-K.
2019 Lease Expirations and Lease Placements
At June 30, 2019, the Company had five aircraft off-lease and twelve aircraft with scheduled lease expirations in 2019. As of August 2, 2019, we have three aircraft which account for 1% of our net book value at June 30, 2019, still to be placed or sold.
2020-2023 Lease Expirations and Lease Placements
Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in the period 2020-2023, representing the percentage of our net book value of flight equipment (including flight equipment held for lease and net investment in direct financing and sales-type leases) at June 30, 2019, specified below:

•	2020: 21 aircraft, representing 7%;

•	2021: 20 aircraft, representing 5%;

•	2022: 31 aircraft, representing 9%; and

•	2023: 36 aircraft, representing 11%.
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
Acquisitions and Sales
During the first six months of 2019, we acquired 24 aircraft for $769.6 million. As of August 2, 2019, we have acquired two additional aircraft. At June 30, 2019, we had commitments to acquire 32 additional aircraft for $1.16 billion, including the acquisition of 25 new E-Jet E2 aircraft from Embraer, with delivery beginning in the third quarter of 2020. Of this amount, approximately $221.0 million represents commitments for the remainder of 2019. As of August 2, 2019, we have commitments to acquire 39 aircraft for $1.33 billion.
During the first six months of 2019, we sold four aircraft for net proceeds of $56.9 million, and recognized net gains on sales of $12.3 million, comprised of $8.6 million from the sale of these aircraft and $3.7 million resulting from the transition of two aircraft from operating to net investment in direct financing and sales-type leases. As of August 2, 2019, we have sold two additional aircraft. As of August 2, 2019, one aircraft was sold from the Company’s joint venture with an affiliate of Ontario Teachers’ Pension Plan.

The following table sets forth certain information with respect to the aircraft owned by us as of June 30, 2019:
AIRCASTLE AIRCRAFT INFORMATION (dollars in millions)

Owned Aircraft	As of June 30, 2019(1)	As of June 30, 2018(1)
Net Book Value of Flight Equipment	$7,842	$6,776
Net Book Value of Unencumbered Flight Equipment	$5,957	$5,419
Number of Aircraft	268	228
Number of Unencumbered Aircraft	226	199
Number of Lessees	89	84
Number of Countries	47	45
Weighted Average Age (years)(2)	9.5	9.5
Weighted Average Remaining Lease Term (years)(2)	4.6	4.7
Weighted Average Fleet Utilization during the three months ended June 30, 2019 and 2018(3)	94.0%	99.5%
Weighted Average Fleet Utilization during the six months ended June 30, 2019 and 2018(3)	93.9%	99.4%
Portfolio Yield for the three months ended June 30, 2019 and 2018(4)	10.7%	11.5%
Portfolio Yield for the six months ended June 30, 2019 and 2018(4)	10.6%	11.5%

Managed Aircraft on behalf of Joint Ventures
Net Book Value of Flight Equipment	$678	$628
Number of Aircraft	15	12

(1)	Calculated using net book value at period end.

(2)	Weighted by net book value.

(3)
Aircraft on-lease days as a percent of total days in period weighted by net book value. The decrease from our historical utilization rate was due to the early termination of the leases for eleven aircraft from Avianca Brazil and seven aircraft from Jet Airways.

(4)
Lease rental revenue, interest income and cash collections on our net investment in direct financing and sales-type leases for the period as a percent of the average net book value for the period; quarterly information is annualized. The decrease from our historical portfolio yield was due to the early termination of the leases for eleven aircraft from Avianca Brazil and seven aircraft from Jet Airways. The calculation of portfolio yield includes our net investment in direct financing and sales-type leases in the average net book value, and the interest income and cash collections from our net investment in direct financing and sales-type leases in lease rentals.

Our owned aircraft portfolio as of June 30, 2019 is listed in Exhibit 99.1 to this report.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of June 30, 2019			Owned Aircraft as of June 30, 2018
	Number of Aircraft		% of Net Book Value(1)	Number of Aircraft	% of Net Book Value(1)
Aircraft Type
Passenger:
Narrow-body	238		74%	196	67%
Wide-body	26		22%	28	29%
Total Passenger	264		96%	224	96%
Freighter	4		4%	4	4%
Total	268		100%	228	100%

Manufacturer
Airbus	167		60%	137	56%
Boeing	96		38%	86	42%
Embraer	5		2%	5	2%
Total	268		100%	228	100%

Regional Diversification
Asia and Pacific	91		38%	62	30%
Europe	95		27%	87	30%
Middle East and Africa	17		8%	17	9%
North America	37		11%	36	12%
South America	23		13%	26	19%
Off-lease	5	(2)	3%	—	—%

Total	268		100%	228	100%

(1)	Calculated using net book value at period end.

(2)	Consisted of three Airbus A320-200 aircraft and one Airbus A330-200 aircraft, which are subject to lease commitments, and one Airbus A330-200 aircraft, which we are marketing for lease or sale.

Our largest single customer represents approximately 10% of the net book value at June 30, 2019. Our top fifteen customers with respect to aircraft we owned as of June 30, 2019, representing 134 aircraft and 54% of the net book value, are as follows:

Percent of Net Book Value	Customer	Country	Number of Aircraft
Greater than 6% per customer	IndiGo	India	19
	LATAM	Chile	10

3% to 6% per customer	Lion Air	Indonesia	11
	Iberia	Spain	15
	South African Airways	South Africa	4
	easyJet	United Kingdom	20

Less than 3% per customer	Jeju Air	South Korea	9
	Aerolineas Argentinas	Argentina	5
	Interjet	Mexico	11
	TAP Portugal(1)	Portugal	6
	American Airlines	United States	7
	SpiceJet	India	9
	AirBridgeCargo(2)	Russia	2
	AirAsia X	Malaysia	2
	Air Canada	Canada	4
	Total top fifteen customers		134
	All other customers		134

	Total all customers		268

(1)	Combined with an affiliate.

(2)	Guaranteed by Volga-Dnepr Airlines. We have one additional aircraft on lease with an affiliate.
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
See “Liquidity and Capital Resources” below.

RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2019 to the three months ended June 30, 2018:

	Three Months Ended June 30,
	2019	2018
	(Dollars in thousands)
Revenues:
Lease rental revenue	$192,823	$178,486
Direct financing and sales-type lease revenue	8,321	8,868
Amortization of lease premiums, discounts and incentives	(5,345)	(3,534)
Maintenance revenue	26,567	—
Total lease revenue	222,366	183,820
Gain on sale of flight equipment	346	19,864
Other revenue	704	592
Total revenues	223,416	204,276
Operating expenses:
Depreciation	89,578	76,181
Interest, net	66,377	57,398
Selling, general and administrative	18,317	18,583
Impairment of flight equipment	7,404	—
Maintenance and other costs	5,213	1,561
Total operating expenses	186,889	153,723

Total other income (expense)	(1,910)	901

Income from continuing operations before income taxes and earnings of unconsolidated equity method investments	34,617	51,454
Income tax provision	5,992	3,132
Earnings of unconsolidated equity method investments, net of tax	2,487	1,881
Net income	$31,112	$50,203
Revenues
Total revenues increased by $19.1 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.
Lease rental revenue. The increase in lease rental revenue of $14.3 million for the three months ended June 30, 2019, as compared to the same period in 2018, was primarily the result of a $45.2 million increase in revenue, reflecting the partial period impact of 23 aircraft purchased in 2019 and the full period impact due to the acquisition of 33 aircraft since April 1, 2018. This increase was partially offset by:

•	a $8.2 million decrease due to the sale of eleven aircraft since April 1, 2018; and

•	a $22.7 million decrease due to lease extensions, amendments, transitions and other changes ($15.2 million of which is attributable to Avianca Brazil and Jet Airways).
Direct financing and sales-type lease revenue. For the three months ended June 30, 2019, $8.3 million of interest income from direct financing and sales-type leases was recognized, as compared to $8.9 million of interest income from direct financing and sales-type leases recorded for the same period in 2018, due to the termination of one lease, partially offset by the reclassification of two aircraft from operating to direct financing and sales-type leases.

Amortization of net lease premiums, discounts and lease incentives consisted of the following:

	Three Months Ended June 30,
	2019	2018
	(Dollars in thousands)
Amortization of lease incentives	$(2,491)	$(2,924)
Amortization of lease premiums	(4,261)	(2,613)
Amortization of lease discounts	1,407	2,003

Amortization of lease premiums, discounts and incentives	$(5,345)	$(3,534)
The increase in amortization of lease premiums of $1.6 million for the three months ended June 30, 2019, as compared to the same period in 2018, was due to a net increase in amortization resulting from net aircraft acquisitions.
Maintenance revenue. For the three months ended June 30, 2019, we recorded $26.6 million of maintenance revenue primarily due to the transition of ten narrow-body and one wide-body aircraft, including $17.6 million related to the early lease terminations with Jet Airways. See “Summary of Recoverability Assessment and Other Impairments” below. For the same period in 2018, we recorded no maintenance revenue.
Gain on sale of flight equipment decreased by $19.5 million to $0.3 million for the three months ended June 30, 2019, as compared to gains of $19.9 million for the same period in 2018. During the second quarter of 2019, no aircraft were sold as compared to four aircraft sold during the second quarter of 2018.
Operating expenses
Total operating expenses increased by $33.2 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018.
Depreciation expense increased by $13.4 million for the three months ended June 30, 2019 as compared to the same period in 2018. The increase is primarily the result of higher depreciation of:

•	$16.9 million due to the effect of 56 aircraft acquired since April 1, 2018; and

•	$0.9 million due to changes in asset lives, residual values and other changes.
These increases were partially offset by a decrease of $4.5 million in depreciation due to the sale of eleven aircraft.
Interest, net consisted of the following:

	Three Months Ended June 30,
	2019	2018
	(Dollars in thousands)
Interest on borrowings and other liabilities	$63,639	$53,979
Amortization of deferred losses related to interest rate derivatives	—	294
Amortization of deferred financing fees and debt discount	3,594	3,510
Interest expense	67,233	57,783
Less: Interest income	(856)	(287)
Less: Capitalized interest	—	(98)
Interest, net	$66,377	$57,398
Interest, net increased by $9.0 million as compared to the three months ended June 30, 2018. This increase was primarily the result of higher weighted average debt outstanding.
Selling, general and administrative expenses for the three months ended June 30, 2019 were flat as compared to the same period in 2018.
Impairment of Flight Equipment. See “Summary of Recoverability Assessment and Other Impairments” below for a detailed discussion of impairment charges related to certain aircraft.

Maintenance and other costs were $5.2 million for the three months ended June 30, 2019, an increase of $3.7 million compared to the same period in 2018. The net increase is primarily attributable to eighteen unscheduled transitions due to early lease terminations related to Avianca Brazil and Jet Airways for the three months ended June 30, 2019 versus the same period in 2018.
Other income (expense)
Total other income (expense) decreased by $2.8 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The net decrease in other income was attributable to unfavorable mark-to-market adjustments on our interest rate caps.
Income tax provision
Our provision for income taxes for the three months ended June 30, 2019 and 2018 was $6.0 million and $3.1 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland and the United States. The increase in our income tax provision of $2.9 million for the three months ended June 30, 2019, as compared to the same period in 2018, was primarily attributable to changes in operating income subject to tax in Ireland, the United States and other jurisdictions, and the recording of a $2.8 million non-cash tax expense related to a fair value adjustment on an intercompany asset transfer, which was treated as a discrete item. Excluding this discrete item, the income tax provision for the three months ended June 30, 2019 would have been $3.1 million.
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

RESULTS OF OPERATIONS
Comparison of the six months ended June 30, 2019 to the six months ended June 30, 2018:

	Six Months Ended June 30,
	2019	2018
	(Dollars in thousands)
Revenues:
Lease rental revenue	$374,057	$355,969
Direct financing and sales-type lease revenue	16,764	18,310
Amortization of lease premiums, discounts and incentives	(11,056)	(6,662)
Maintenance revenue	42,968	11,991
Total lease revenue	422,733	379,608
Gain on sale of flight equipment	12,348	25,632
Other revenue	2,262	1,716
Total revenues	437,343	406,956
Operating expenses:
Depreciation	174,313	151,183
Interest, net	129,840	114,506
Selling, general and administrative	36,317	36,418
Impairment of flight equipment	7,404	—
Maintenance and other costs	12,617	2,549
Total operating expenses	360,491	304,656

Total other income (expense)	(3,971)	4,075

Income from continuing operations before income taxes and earnings of unconsolidated equity method investments	72,881	106,375
Income tax provision	9,090	2,288
Earnings of unconsolidated equity method investments, net of tax	2,131	3,663
Net income	$65,922	$107,750
Revenues
Total revenues increased by $30.4 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.
Lease rental revenue. The increase in lease rental revenue of $18.1 million for the six months ended June 30, 2019 as compared to the same period in 2018 was primarily the result of increases in revenue of $83.8 million, reflecting the partial period impact of 23 aircraft purchased in 2019, and the full period impact due to the acquisition of 37 aircraft since January 1, 2018. This increase was offset by:

•	a $47.2 million decrease due to lease extensions, amendments, transitions and other changes ($31.0 million of which is attributable to Avianca Brazil and Jet Airways); and

•	a $18.5 million decrease due to the sale of thirteen aircraft since January 1, 2018.
Direct financing and sales-type lease revenue. For the six months ended June 30, 2019, $16.8 million of interest income from direct financing and sales-type leases was recognized as compared to $18.3 million for the same period in 2018 due to the sale of two aircraft and the termination of one lease, partially offset by the acquisition of one aircraft and the reclassification of two aircraft from operating to direct financing and sales-type leases since January 1, 2018.

Amortization of lease premiums, discounts and lease incentives consisted of the following:

	Six Months Ended June 30,
	2019	2018
	(Dollars in thousands)
Amortization of lease incentives	$(5,591)	$(5,606)
Amortization of lease premiums	(8,298)	(5,052)
Amortization of lease discounts	2,833	3,996

Amortization of lease premiums, discounts and incentives	$(11,056)	$(6,662)
The increase in amortization of lease premiums of $3.2 million for the six months ended June 30, 2019, as compared to the same period in 2018, was due to a net increase in amortization resulting from net aircraft acquisitions.
Maintenance revenue. For the six months ended June 30, 2019, we recorded $43.0 million of maintenance revenue, primarily due to the transition of 21 narrow-body aircraft and three wide-body aircraft, including cash maintenance revenue received for ten narrow-body aircraft from Avianca Brazil and $17.6 million related to the early lease terminations with Jet Airways. See “Summary of Recoverability Assessment and Other Impairments” below. For the same period in 2018, we recorded $12.0 million of maintenance revenue primarily due to the transition of one freighter aircraft.
Gain on sale of flight equipment decreased by $13.3 million to $12.3 million for the six months ended June 30, 2019, as compared to gains of $25.6 million for the same period in 2018. During the six months ended June 30, 2019, we sold four aircraft, as compared to the sale of eight aircraft during the same period in 2018. We also recognized gains totaling $3.7 million resulting from the transition of two aircraft from operating to net investment in direct financing and sales-type leases during the six months ended June 30, 2019.
Operating expenses
Total operating expenses increased by $55.8 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.
Depreciation expense increased by $23.1 million for the six months ended June 30, 2019 as compared to the same period in 2018. The increase is primarily the result of:

•	$31.1 million due to the effect of 60 aircraft acquired since January 1, 2018; and

•	$1.7 million due to changes in asset lives, residual values and other changes.
These increases were partially offset by a decrease of $9.7 million in depreciation due to the sale of thirteen aircraft.
Interest, net consisted of the following:

	Six Months Ended June 30,
	2019	2018
	(Dollars in thousands)
Interest on borrowings and other liabilities	$123,918	$107,957
Amortization of deferred losses related to interest rate derivatives	184	595
Amortization of deferred financing fees and debt discount	6,958	7,042
Interest expense	131,060	115,594
Less: Interest income	(1,220)	(990)
Less: Capitalized interest	—	(98)
Interest, net	$129,840	$114,506
Interest, net increased by $15.3 million as compared to the six months ended June 30, 2018. This increase was the result of higher weighted average debt outstanding.
Selling, general and administrative expenses for the six months ended June 30, 2019 were flat as compared to the same period in 2018.

Impairment of Flight Equipment. See “Summary of Recoverability Assessment and Other Impairments” below for a detailed discussion of impairment charges related to certain aircraft.
Maintenance and other costs were $12.6 million for the six months ended June 30, 2019, an increase of $10.1 million compared to the same period in 2018. The net increase is primarily attributable to scheduled and eighteen unscheduled transitions due to early lease terminations related to Avianca Brazil and Jet Airways for the six months ended June 30, 2019 versus the same period in 2018 and higher than projected lessor contributions towards the cost of maintenance events for aircraft acquired with attached leases of $3.0 million.
Other income (expense)
Total other income (expense) decreased by $8.0 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The net decrease in other income was attributable to unfavorable mark-to-market adjustments on our interest rate caps.
Income tax provision
Our income tax provision for the six months ended June 30, 2019 and 2018 was $9.1 million and $2.3 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland and the United States. The increase in our income tax provision of $6.8 million for the six months ended June 30, 2019, as compared to the same period in 2018, was primarily attributable to changes in operating income subject to tax in Ireland, the United States and other jurisdictions, and the recording of a $2.8 million non-cash tax expense related to a fair value adjustment on an intercompany asset transfer, which was treated as a discrete item. Pre-tax earnings for the six months ended June 30, 2018 included the recording of a $2.8 million tax benefit related to the Singapore rate reduction from 10% to 8%, which was treated as a discrete item. Excluding these discrete items, the income tax provision for the six months ended June 30, 2019 and 2018 would have been $6.2 million and $5.1 million, respectively.
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
Summary of Recoverability Assessment and Other Impairments
Transactional Impairments
On April 10, 2019, the Company early terminated the leases for seven Boeing 737NG aircraft on lease to Jet Airways (India) Limited due to lessee default. As a result of these lease terminations, the Company recognized net maintenance revenue of $17.6 million and impairment charges of $7.4 million in the second quarter of 2019 related to these aircraft.
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
Aircraft Monitoring List
At June 30, 2019, no aircraft were on our monitoring list. We monitor our fleet for aircraft that are more susceptible to failing our recoverability assessments within one year due to their sensitivity to changes in contractual cash flows, future cash flow estimates and aircraft residual or scrap values.

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
During the first six months of 2019, we met our liquidity and capital resource needs with $245.6 million of cash flow from operations, $1.84 billion in gross proceeds from the issuance of our Senior Notes due 2026, bank debt and our revolving credit facilities and $56.9 million of cash from aircraft sales.
As of June 30, 2019, the weighted-average maturity of our secured and unsecured debt financings was 3.6 years and we were in compliance with all applicable covenants.
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

Cash Flows

	Six Months Ended June 30,
	2019	2018
	(Dollars in thousands)
Net cash flow provided by operating activities	$245,612	$252,970
Net cash flow used in investing activities	(591,055)	(204,585)
Net cash flow provided by (used in) financing activities	692,714	(119,002)
Operating Activities:
Cash flow provided by operations was $245.6 million and $253.0 million for the six months ended June 30, 2019 and 2018, respectively. The decrease in cash flow provided by operations of $7.4 million for the six months ended June 30, 2019 versus the same period in 2018 was primarily a result of a $13.4 million increase in cash paid for interest and a $10.1 million increase in cash paid for maintenance.
These outflows were offset by:

•	a $6.8 million increase in cash from lease rentals and direct financing and sales-type leases;

•	a $5.4 million decrease in cash paid for taxes; and

•	a $3.0 million increase in cash received from maintenance revenue.
Investing Activities:
Cash flow used in investing activities was $591.1 million and $204.6 million for the six months ended June 30, 2019 and 2018, respectively. The increase in cash flow used in investing activities of $386.5 million for the six months ended June 30, 2019 versus the same period in 2018 was primarily a result of:

•	a $279.0 million net increase in the acquisition and improvement of flight equipment and net investments in direct financing and sales-type leases; and

•	a $121.3 million decrease in aircraft proceeds from the sale of flight equipment.
These outflows were offset by a $22.0 million decrease in aircraft purchase deposits and progress payments, net of returned deposits.
Financing Activities:
Cash flow provided by financing activities was $692.7 million for the six months ended June 30, 2019 as compared to cash flow used in financing activities of $119.0 million for the six months ended June 30, 2018. The net increase in cash flow provided by financing activities of $811.7 million for the six months ended June 30, 2019 versus the same period in 2018 was primarily a result of a $1.8 billion increase in proceeds from secured and unsecured financings.
These inflows were offset by a $977.0 million increase in secured and unsecured debt financing repayments and a $42.2 million decrease in net maintenance payments and security deposits received.

Debt Obligations
For complete information on our debt obligations, please refer to Note 7 - “Secured and Unsecured Debt Financings” in the Notes to Unaudited Consolidated Financial Statements above.
Contractual Obligations
Our contractual obligations consist of principal and interest payments on debt, other aircraft acquisition agreements and rent payments related to our office leases. Total contractual obligations increased to $7.64 billion at June 30, 2019 from $6.95 billion at December 31, 2018, due primarily to an increase in aircraft purchase obligations, partially offset by debt amortization.
The following table presents our actual contractual obligations and their payment due dates as of June 30, 2019:

	Payments Due by Period as of June 30, 2019
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	More than 5 years
	(Dollars in thousands)
Principal payments:
Senior Notes due 2019 - 2026	$4,100,000	$800,000	$1,000,000	$1,650,000	$650,000
Unsecured Term Loans	215,000	—	60,000	155,000	—
Revolving Credit Facilities	—	—	—	—	—
ECA Financings	169,350	40,509	81,655	43,132	4,054
Bank Financings	1,059,092	90,290	186,966	344,141	437,695
Total principal payments	5,543,442	930,799	1,328,621	2,192,273	1,091,749

Interest payments on debt obligations(1)	927,011	252,520	384,749	225,165	64,577
Office leases(2)	16,455	2,264	3,806	3,398	6,987
Purchase obligations(3)	1,158,069	260,343	897,726	—	—

Total	$7,644,977	$1,445,926	$2,614,902	$2,420,836	$1,163,313

(1)	Future interest payments on variable rate, LIBOR-based debt obligations are estimated using the interest rate in effect at June 30, 2019.

(2)	Represents contractual payment obligations for our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.

(3)
At June 30, 2019, we had commitments to acquire 32 aircraft for $1.16 billion, including 25 new E-Jet E2 aircraft from Embraer S.A. These amounts include estimates for pre-delivery deposits, contractual price escalation and other adjustments. As of August 2, 2019, we have commitments to acquire 39 aircraft for $1.33 billion.

Capital Expenditures
From time to time, we make capital expenditures to maintain or improve our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the six months ended June 30, 2019 and 2018, we incurred a total of $17.6 million and $3.4 million, respectively, of capital expenditures (including lease incentives) related to the improvement of aircraft.
As of June 30, 2019, the weighted average age by net book value of our aircraft was approximately 9.5 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Our lease agreements call for the lessee to be primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.
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
We hold a 30% equity interest in our Lancaster joint venture and a 25% equity interest in our IBJ Air joint venture. At June 30, 2019, the net book value of our two joint ventures’ fifteen aircraft was $678.5 million. As of June 30, 2019, there is an executed sales agreement between the joint venture with Teachers and a single buyer for aircraft held by the joint venture. All sales are anticipated to be completed by the end of 2019.
In March of 2019, we sold two aircraft to IBJ Air. This transaction was approved by our Audit Committee as an arm’s length transaction under our related party policy.
Foreign Currency Risk and Foreign Operations
At June 30, 2019, all of our leases are payable to us in U.S. dollars. However, we incur Euro and Singapore dollar-denominated expenses in connection with our subsidiaries in Ireland and Singapore. For the six months ended June 30, 2019, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated approximately $8.1 million in U.S. dollar equivalents and represented approximately 22% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, our international operations and our exposure to foreign currency risk will likely increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases, we may enter into hedging transactions in the future to mitigate this risk. For the six months ended June 30, 2019 and 2018, we incurred insignificant net gains and losses on foreign currency transactions.
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
The table below shows the reconciliation of net income to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Net income	$31,112	$50,203	$65,922	$107,750
Depreciation	89,578	76,181	174,313	151,183
Amortization of lease premiums, discounts and incentives	5,345	3,534	11,056	6,662
Interest, net	66,377	57,398	129,840	114,506
Income tax provision	5,992	3,132	9,090	2,288
EBITDA	198,404	190,448	390,221	382,389
Adjustments:
Impairment of flight equipment	7,404	—	7,404	—
Equity share of joint venture impairment	—	—	2,724	—
Non-cash share-based payment expense	3,177	3,076	5,903	5,454
Loss (gain) on mark-to-market of interest rate derivative contracts	1,915	(901)	3,995	(4,075)

Adjusted EBITDA	$210,900	$192,623	$410,247	$383,768
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
The table below shows the reconciliation of net income to ANI for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Net income	$31,112	$50,203	$65,922	$107,750
Loss (gain) on mark-to-market of interest rate derivative contracts(1)	1,915	(901)	3,995	(4,075)
Non-cash share-based payment expense(2)	3,177	3,076	5,903	5,454

Adjusted net income	$36,204	$52,378	$75,820	$109,129

(1) Included in Other income (expense).
(2) Included in Selling, general and administrative expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
Weighted-average shares:	2019	2018	2019	2018
Common shares outstanding	74,650,357	77,910,513	74,676,926	78,137,290
Restricted common shares	524,331	498,433	479,679	464,983
Total weighted-average shares	75,174,688	78,408,946	75,156,605	78,602,273

	Three Months Ended June 30,		Six Months Ended June 30,
Percentage of weighted-average shares:	2019	2018	2019	2018
Common shares outstanding	99.30%	99.36%	99.36%	99.41%
Restricted common shares(1)	0.70%	0.64%	0.64%	0.59%
Total percentage of weighted-average shares	100.00%	100.00%	100.00%	100.00%

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted-average common shares outstanding – Basic	74,650,357	77,910,513	74,676,926	78,137,290
Effect of dilutive shares(2)	791,189	337,716	680,507	282,868
Weighted average common shares outstanding – Diluted	75,441,546	78,248,229	75,357,433	78,420,158

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share amounts)
Adjusted net income allocation:
Adjusted net income	$36,204	$52,378	$75,820	$109,129
Less: Distributed and undistributed earnings allocated to restricted common shares(2)	(253)	(333)	(484)	(646)
Adjusted net income allocable to common shares – Basic and Diluted	$35,951	$52,045	$75,336	$108,483

Adjusted net income per common share – Basic	$0.48	$0.67	$1.01	$1.39

Adjusted net income per common share – Diluted	$0.48	$0.67	$1.00	$1.38

(1)
For the three months ended June 30, 2019 and 2018, distributed and undistributed earnings to restricted shares were 0.70% and 0.64%, respectively, of net income. For the six months ended June 30, 2019 and 2018, distributed and undistributed earnings to restricted shares were 0.64% and 0.59%, respectively, of net income. The amount of restricted share forfeitures for all periods presented are immaterial to the allocation of distributed and undistributed earnings.

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
A hypothetical 100-basis point increase/decrease in our variable interest rates would increase/decrease the minimum contracted rentals on our portfolio as of June 30, 2019 by $4.2 million and $4.2 million, respectively, over the next twelve months. As of June 30, 2019, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $4.0 million and $5.3 million, respectively, net of amounts received from our interest rate derivatives, over the next twelve months. In September 2016, we purchased an interest rate cap to hedge a portion of our floating rate interest exposure. The interest rate cap is set at 2% and has a current notional balance of $260.0 million and reduces over time to $215.0 million. The cap matures in September 2021.

ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2019. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The Company is not a party to any material legal or adverse regulatory proceedings.
ITEM 1A. RISK FACTORS
Except for the risk factor stated below, there have been no material changes to the disclosure related to the risk factors described in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2018.
Risks Related to the Boeing 737 MAX Groundings
As a result of two fatal accidents of Boeing 737 MAX aircraft within five months of each other, airlines and regulators grounded the worldwide fleet of Boeing 737 MAX aircraft in March of 2019. In addition to the grounding of delivered Boeing 737 MAX aircraft, Boeing also continues to produce 737 MAX aircraft which remain undelivered. The duration of the Boeing 737 MAX grounding and the timing of its eventual return to service are uncertain and it is also uncertain at what rate Boeing will continue to produce these aircraft if the grounding persists. We do not own, nor do we have commitments to purchase, any Boeing 737 MAX aircraft. Nevertheless, the uncertainty surrounding the duration of the grounding, the rate of Boeing’s continued production and the timing and implications of any return to service could negatively impact our lessees’ financial condition, lease rates, demand for other aircraft types and the value of the aircraft in our fleet. A similar type of grounding for other aircraft types that we have in our fleet, or have commitments to purchase, could also negatively affect our financial results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
On May 21, 2019, our Board of Directors increased the authorization to repurchase the Company’s common shares to $100.0 million from the $76.0 million that was remaining under the previous authorization. During the second quarter of 2019, we purchased our common shares as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(Dollars in thousands, except per share amounts)
April 1 through April 30	—	$—	—	$76,019
May 1 through May 31	—	—	—	100,000
June 1 through June 30	129,524	20.39	128,824	97,359

Total	129,524	$20.39	128,824	$97,359

(1)
We repurchased an additional 32,317 common shares at a total cost of $0.7 million, including commissions, during July 2019. Under our current repurchase program, we have repurchased an aggregate of 161,141 common shares at an aggregate cost of $3.3 million, including commissions. The remaining dollar value of common shares that may be repurchased under the program is $96.7 million.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-134669) filed on July 25, 2006).

3.2	Amended Bye-laws (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2019).

4.1	Specimen Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-134669) filed on July 25, 2006).

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

4.12
Seventh Supplemental Indenture, dated as of June 13, 2018, between Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 13, 2019).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Owned Aircraft Portfolio at June 30, 2019. *

Exhibit No.	Description of Exhibit

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018; (v) Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2019 and 2018; and (vi) Notes to Unaudited Consolidated Financial Statements. *

104	Cover Page Interactive Data file. *

*    Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 6, 2019

AIRCASTLE LIMITED
(Registrant)
By:	/s/ James C. Connelly
James C. Connelly
Chief Accounting Officer and Authorized Officer