Form 10-Q
period 2019-09-30
Aircastle LTD
filed 2019-11-06
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of November 1, 2019, there were 74,635,330 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries
Form 10-Q

PART I. — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Cash and cash equivalents	$254,440	$152,719
Restricted cash and cash equivalents	15,894	15,134
Accounts receivable	18,090	15,091
Flight equipment held for lease, net of accumulated depreciation of $1,439,216 and $1,221,985, respectively	7,240,553	6,935,585
Net investment in direct financing and sales-type leases	494,629	469,180
Unconsolidated equity method investments	69,027	69,111
Other assets	228,046	214,361
Total assets	$8,320,679	$7,871,181

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings, net of debt issuance costs and discounts	$1,183,487	$798,457
Borrowings from unsecured financings, net of debt issuance costs and discounts	4,004,876	3,962,896
Accounts payable, accrued expenses and other liabilities	163,894	153,341
Lease rentals received in advance	101,775	87,772
Security deposits	124,373	120,962
Maintenance payments	703,945	739,072
Total liabilities	6,282,350	5,862,500

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $0.01 par value, 250,000,000 shares authorized, 74,635,330 shares issued and outstanding at September 30, 2019; and 75,454,511 shares issued and outstanding at December 31, 2018	746	754
Additional paid-in capital	1,456,438	1,468,779
Retained earnings	581,145	539,332
Accumulated other comprehensive loss	—	(184)
Total shareholders’ equity	2,038,329	2,008,681

Total liabilities and shareholders’ equity	$8,320,679	$7,871,181

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Lease rental revenue	$203,005	$182,043	$577,062	$538,012
Direct financing and sales-type lease revenue	8,229	8,793	24,993	27,103
Amortization of lease premiums, discounts and incentives	(5,895)	(4,044)	(16,951)	(10,706)
Maintenance revenue	11,095	—	54,063	11,991
Total lease revenue	216,434	186,792	639,167	566,400
Gain on sale of flight equipment	13,083	2,954	25,431	28,586
Other revenue	7,348	1,083	9,610	2,799
Total revenues	236,865	190,829	674,208	597,785

Operating expenses:
Depreciation	90,997	78,059	265,310	229,242
Interest, net	65,261	57,131	195,101	171,637
Selling, general and administrative (including non-cash share-based payment expense of $3,300 and $2,798 for the three months ended and $9,203 and $8,252 for the nine months ended September 30, 2019 and 2018, respectively)	17,956	18,306	54,273	54,724
Impairment of flight equipment	—	—	7,404	—
Maintenance and other costs	7,250	2,179	19,867	4,728
Total operating expenses	181,464	155,675	541,955	460,331

Other income (expense):
Loss on extinguishment of debt	(7,577)	—	(7,577)	—
Other	(258)	368	(4,229)	4,443
Total other income (expense)	(7,835)	368	(11,806)	4,443

Income from continuing operations before income taxes and earnings of unconsolidated equity method investments	47,566	35,522	120,447	141,897
Income tax provision	5,505	1,236	14,595	3,524
Earnings of unconsolidated equity method investments, net of tax	1,274	2,046	3,405	5,709
Net income	$43,335	$36,332	$109,257	$144,082

Earnings per common share — Basic:
Net income per share	$0.58	$0.47	$1.46	$1.84
Earnings per common share — Diluted:
Net income per share	$0.57	$0.46	$1.44	$1.83

Dividends declared per share	$0.30	$0.28	$0.90	$0.84

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net income	$43,335	$36,332	$109,257	$144,082
Other comprehensive income, net of tax:
Net derivative loss reclassified into earnings	—	288	184	883
Other comprehensive income	—	288	184	883
Total comprehensive income	$43,335	$36,620	$109,441	$144,965

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$109,257	$144,082
Adjustments to reconcile net income to net cash and restricted cash provided by operating activities:
Depreciation	265,310	229,242
Amortization of deferred financing costs	10,778	10,802
Amortization of lease premiums, discounts and incentives	16,951	10,706
Deferred income taxes	10,513	3,850
Non-cash share-based payment expense	9,203	8,252
Cash flow hedges reclassified into earnings	184	883
Collections on direct financing and sales-type leases	17,260	22,645
Security deposits and maintenance payments included in earnings	(37,281)	821
Gain on sale of flight equipment	(25,431)	(28,586)
Loss on extinguishment of debt	7,577	—
Impairment of flight equipment	7,404	—
Other	641	(11,377)
Changes in certain assets and liabilities:
Accounts receivable	(11,994)	(9,731)
Other assets	2,437	1,541
Accounts payable, accrued expenses and other liabilities	(2,118)	6,476
Lease rentals received in advance	12,398	26,336
Net cash and restricted cash provided by operating activities	393,089	415,942
Cash flows from investing activities:
Acquisition and improvement of flight equipment	(892,186)	(626,022)
Proceeds from sale of flight equipment	229,061	276,165
Net investment in direct financing and sales-type leases	—	(15,783)
Aircraft purchase deposits and progress payments, net of returned deposits and aircraft sales deposits	15,829	(9,544)
Unconsolidated equity method investments and associated costs	(15,176)	—
Other	3,539	3,880
Net cash and restricted cash used in investing activities	(658,933)	(371,304)
Cash flows from financing activities:
Repurchase of shares	(21,297)	(36,955)
Proceeds from secured and unsecured debt financings	2,066,848	873,902
Repayments of secured and unsecured debt financings	(1,637,269)	(535,808)
Debt extinguishment costs	(7,183)	—
Deferred financing costs	(13,711)	(6,628)
Security deposits and maintenance payments received	147,490	155,567
Security deposits and maintenance payments returned	(99,109)	(52,513)
Dividends paid	(67,444)	(65,863)
Net cash and restricted cash provided by financing activities	368,325	331,702
Net increase in cash and restricted cash:	102,481	376,340
Cash and restricted cash at beginning of period	167,853	233,857

Cash and restricted cash at end of period	$270,334	$610,197

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	$254,440	$593,922
Restricted cash and cash equivalents	15,894	16,275

Unrestricted and restricted cash and cash equivalents	$270,334	$610,197

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$181,332	$144,844
Cash (received) paid for income taxes	$(497)	$5,971
Supplemental disclosures of non-cash investing activities:
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets assumed in asset acquisitions	$28,709	$13,909
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets settled in sale of flight equipment	$37,375	$59,577
Transfers from flight equipment held for lease to Net investment in direct financing and sales-type leases and Other assets	$104,838	$40,198

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share amounts)
(Unaudited)

	Nine Month Period Ending September 30, 2019
			Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Common Shares
	Shares	Amount
Balance, December 31, 2018	75,454,511	$754	$1,468,779	$539,332	$(184)	$2,008,681
Issuance of common shares to directors and employees	276,923	3	(3)	—	—	—
Repurchase of common shares from stockholders, directors and employees	(653,796)	(6)	(11,418)	—	—	(11,424)
Amortization of share-based payments	—	—	2,410	—	—	2,410
Reclassification of prior year director stock award liability	—	—	796	—	—	796
Dividends declared	—	—	—	(22,518)	—	(22,518)
Net income	—	—	—	34,810	—	34,810
Net derivative loss reclassified into earnings	—	—	—	—	184	184
Balance, March 31, 2019	75,077,638	$751	$1,460,564	$551,624	$—	$2,012,939
Issuance of common shares to directors and employees	35,000	—	—	—	—	—
Repurchase of common shares from stockholders, directors and employees	(129,524)	(1)	(2,863)	—	—	(2,864)
Amortization of share-based payments	—	—	2,833	—	—	2,833
Dividends declared	—	—	—	(22,536)	—	(22,536)
Net income	—	—	—	31,112	—	31,112
Balance, June 30, 2019	74,983,114	$750	$1,460,534	$560,200	$—	$2,021,484
Repurchase of common shares from stockholders, directors and employees	(347,784)	(4)	(7,005)	—	—	(7,009)
Amortization of share-based payments	—	—	2,909	—	—	2,909
Dividends declared	—	—	—	(22,390)	—	(22,390)
Net income	—	—	—	43,335	—	43,335

Balance, September 30, 2019	74,635,330	$746	$1,456,438	$581,145	$—	$2,038,329

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (Continued)
(Dollars in thousands, except share amounts)
(Unaudited)

	Nine Month Period Ending September 30, 2018
			Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Common Shares
	Shares	Amount
Balance, December 31, 2017	78,707,963	$787	$1,527,796	$380,331	$(1,350)	$1,907,564
Issuance of common shares to stockholders, directors and employees	293,680	3	(3)	—	—	—
Repurchase of common shares from stockholders, directors and employees	(462,452)	(5)	(9,408)	—	—	(9,413)
Amortization of share-based payments	—	—	2,048	—	—	2,048
Reclassification of prior year director stock award liability	—	—	1,680	—	—	1,680
Dividends declared	—	—	—	(22,085)	—	(22,085)
Net income	—	—	—	57,547	—	57,547
Adoption of accounting standard	—	—	—	(188)	—	(188)
Net derivative loss reclassified into earnings	—	—	—	—	301	301
Balance, March 31, 2018	78,539,191	$785	$1,522,113	$415,605	$(1,049)	$1,937,454
Repurchase of common shares from stockholders, directors and employees	(295,153)	(3)	(5,571)	—	—	(5,574)
Amortization of share-based payments	—	—	2,750	—	—	2,750
Reclassification of prior year director stock award liability	—	—	187	—	—	187
Dividends declared	—	—	—	(21,908)	—	(21,908)
Net income	—	—	—	50,203	—	50,203
Net derivative loss reclassified into earnings	—	—	—	—	294	294
Balance, June 30, 2018	78,244,038	$782	$1,519,479	$443,900	$(755)	$1,963,406
Repurchase of common shares from stockholders, directors and employees	(1,064,175)	(10)	(21,958)	—	—	(21,968)
Amortization of share-based payments	—	—	2,528	—	—	2,528
Reclassification of prior year director stock award liability	—	—	(19)	—	—	(19)
Dividends declared	—	—	—	(21,870)	—	(21,870)
Net income	—	—	—	36,332	—	36,332
Net derivative loss reclassified into earnings	—	—	—	—	288	288

Balance, September 30, 2018	77,179,863	$772	$1,500,030	$458,362	$(467)	$1,958,697

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2019

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
The accompanying consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting and, in our opinion, reflect all adjustments, including normal recurring items, which are necessary to present fairly the results for interim periods. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC; however, we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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
As a result of the Company’s adoption of ASC 842, we have recognized right-of-use assets and lease liabilities on our Consolidated Balance Sheet as of September 30, 2019, for our office leases classified as operating leases under ASC 842, existing at, or entered into after, January 1, 2019. We adopted the standard using the required “modified retrospective” approach and the available practical expedients. The standard did not have a material impact on our consolidated financial statements and related disclosures.
As part of the Company’s adoption of ASC 842, we classified collections on direct financing and sales-type leases within operating activities on our Consolidated Statement of Cash Flows for the nine months ended September 30, 2019. This had previously been included within investing activities. The presentation for the nine months ended September 30, 2018, has also been reclassified to conform to the current period presentation:

Nine Months Ended September 30, 2018
Net cash and restricted cash provided by operating activities as previously reported	$393,297
Collections on direct financing and sales-type leases	22,645
Net cash and restricted cash provided by operating activities	$415,942
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure since the balance sheet date of September 30, 2019, through the date on which the consolidated financial statements included in this Form 10-Q were issued.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2019

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
Recent Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments and related updates. The standard affects entities holding financial assets and net investments in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The standard takes effect for annual periods beginning after December 15, 2019. The Company’s net investments in direct financing and sales-type leases compose the financial assets principally affected by the standard. Operating lease receivables are not within the scope of ASC 326.
Upon the Company’s adoption of ASC 326 in 2020, our net investments in direct finance and sales-type leases will be recorded in the consolidated financial statements net of an allowance for credit losses. This allowance for credit losses will reflect the Company’s estimate of lessee default probabilities and loss given default percentages. This estimate of expected credit losses will consider relevant information about past events, current conditions, and reasonable and supportable forecasts

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2019

that affect the collectability of reported amounts. Additional consideration will be given for potential non-credit losses to unguaranteed residual values. We will adopt the standard using the “modified retrospective” approach with a January 1, 2020 adjustment to the opening balance of retained earnings. The Company does not anticipate that the adoption of the standard will have a material impact on the consolidated financial statements or related disclosures.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.  The standard modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project.  The standard is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted. The Company does not anticipate that the adoption of the standard will have a material impact on the consolidated financial statements or related disclosures.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The standard requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use-software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred.  The standard is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted, including adoption in any interim period. The Company does not anticipate that the adoption of the standard will have a material impact on the consolidated financial statements or related disclosures.
In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810), Targeted Improvements to Related Party Guidance for Variable Interest Entities. The standard changes how all entities evaluate decision-making fees under the variable interest entity guidance. The standard is applied retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. The standard is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company does not anticipate that the adoption of the standard will have a material impact on the consolidated financial statements or related disclosures.
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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2019

The following tables set forth our financial assets as of September 30, 2019 and December 31, 2018 that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

		Fair Value Measurements at September 30, 2019 Using Fair Value Hierarchy
	Fair Value as of September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$254,440	$254,440	$—	$—	Market
Restricted cash and cash equivalents	15,894	15,894	—	—	Market
Derivative assets	379	—	379	—	Market
Total	$270,713	$270,334	$379	$—

		Fair Value Measurements at December 31, 2018 Using Fair Value Hierarchy
	Fair Value as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$152,719	$152,719	$—	$—	Market
Restricted cash and cash equivalents	15,134	15,134	—	—	Market
Derivative assets	4,886	—	4,886	—	Market
Total	$172,739	$167,853	$4,886	$—

Our cash and cash equivalents, along with our restricted cash and cash equivalents balances, consist largely of money market securities that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy. Our derivative assets included in Level 2 consist of United States dollar-denominated interest rate caps, and the fair value is based on market comparisons for similar instruments. We also consider the credit rating and risk of the counterparty providing the interest rate cap based on quantitative and qualitative factors.
For the three and nine months ended September 30, 2019 and the year ended December 31, 2018, we had no transfers into or out of Level 3.
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
September 30, 2019

Aircraft Valuation
Transactional Impairments
On April 10, 2019, the Company early terminated the leases for seven Boeing 737NG aircraft on lease to Jet Airways (India) Limited (“Jet Airways”) due to lessee default. As a result of these lease terminations, the Company recognized net maintenance revenue of $17,554 and impairment charges of $7,404 in the second quarter of 2019.
Annual Recoverability Assessment
We completed our annual recoverability assessment of our aircraft in the second quarter this year. We also performed aircraft-specific analyses where there were changes in circumstances, such as approaching lease expirations. Other than the transactional impairment discussed above, no other impairments were recorded as a result of our annual recoverability assessment.
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
The carrying amounts and fair values of our financial instruments at September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019		December 31, 2018
	Carrying Amount of Liability	Fair Value of Liability	Carrying Amount of Liability	Fair Value of Liability
Credit Facilities	$225,000	$225,000	$425,000	$425,000
Unsecured Term Loan	215,000	215,000	120,000	120,000
ECA Financings	159,360	163,183	189,080	190,216
Bank Financings	1,037,166	1,057,020	619,715	623,604
Senior Notes	3,600,000	3,763,964	3,450,000	3,446,826

All of our financial instruments are classified as Level 2 with the exception of our Senior Notes, which are classified as Level 1.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2019

Note 3. Lease Rental Revenues and Flight Equipment Held for Lease
Minimum future annual lease rentals contracted to be received under our existing operating leases of flight equipment at September 30, 2019 were as follows:

Year Ending December 31,	Amount
Remainder of 2019	$197,966
2020	738,272
2021	658,360
2022	575,462
2023	495,994
Thereafter	921,965
Total	$3,588,019

Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Region	2019	2018	2019	2018
Asia and Pacific	44%	34%	43%	35%
Europe	26%	27%	27%	28%
Middle East and Africa	9%	11%	10%	11%
North America	9%	11%	9%	9%
South America	12%	17%	11%	17%

Total	100%	100%	100%	100%

The classification of regions in the table above and in the tables and discussion below is determined based on the principal location of the lessee of each aircraft.
The following table shows the number of lessees with lease rental revenue of at least 5% of total lease rental revenue and their combined total percentage of lease rental revenue for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue
Largest lessees by lease rental revenue	3	22%	3	19%	3	21%	3	19%

The following table sets forth revenue attributable to individual countries representing at least 10% of total revenue (including maintenance revenue) based on each lessee’s principal place of business for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Country	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
India(1)	$26,700	11%	$—	—%	$88,253	13%	$—	—%
_______________

(1)
For the nine months ended September 30, 2019, total revenue attributable to India included maintenance revenue of $15,374. For the three and nine months ended September 30, 2018, total revenue attributable to India was less than 10%.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2019

Geographic concentration of net book value of flight equipment (including flight equipment held for lease and net investment in direct financing and sales-type leases, or “net book value”) was as follows:

	September 30, 2019			December 31, 2018
Region	Number of Aircraft		Net Book Value %	Number of Aircraft		Net Book Value %
Asia and Pacific	96		39%	78		36%
Europe	90		26%	87		27%
Middle East and Africa	16		7%	17		8%
North America	38		12%	35		10%
South America	26		15%	16		10%
Off-lease	2	(1)	1%	15	(2)	9%
Total	268		100%	248		100%

_______________

(1)
Consisted of one Airbus A320-200 aircraft, which is scheduled to be delivered to a lessee in Europe during the fourth quarter of 2019, and one Airbus A330-200 aircraft, which we are marketing for lease or sale.

(2)
Consisted of ten Airbus A320-200 aircraft, one Airbus A330-200 aircraft, one Boeing 737-800 aircraft and one Boeing 777-300ER aircraft, all of which delivered on lease to customers during the first nine months of 2019, one Airbus A330-200 aircraft, which we are marketing for lease or sale and one Airbus A320-200 aircraft, which was sold during the first quarter of 2019.

The following table sets forth net book value of flight equipment (includes net book value of flight equipment held for lease and net investment in direct financing leases) attributable to individual countries representing at least 10% of net book value of flight equipment based on each lessee’s principal place of business as of:

	September 30, 2019			December 31, 2018
Country	Net Book Value	Net Book Value %	Number of Lessees	Net Book Value	Net Book Value %	Number of Lessees
India	$949,596	12%	4	$865,046	12%	4

At September 30, 2019 and December 31, 2018, the amounts of lease incentive liabilities recorded in maintenance payments on our Consolidated Balance Sheets were $11,562 and $15,636, respectively.
Note 4. Net Investment in Direct Financing and Sales-Type Leases
At September 30, 2019, our net investment in direct financing and sales-type leases consisted of 31 aircraft. The following table lists the components of our net investment in direct financing and sales-type leases at September 30, 2019:

Amount
Total lease payments to be received	$239,540
Less: Unearned income	(113,034)
Estimated residual values of leased flight equipment (unguaranteed)	368,123

Net investment in direct financing and sales-type leases	$494,629

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2019

At September 30, 2019, minimum future lease payments on direct financing and sales-type leases are as follows:

Year Ending December 31,	Amount
Remainder of 2019	$20,343
2020	67,035
2021	52,596
2022	42,100
2023	33,093
Thereafter	24,373
Total lease payments to be received	$239,540

Note 5. Unconsolidated Equity Method Investments
We have joint ventures with an affiliate of Ontario Teachers’ Pension Plan (“Teachers’”) and with Mizuho Leasing, the leasing arm of Mizuho Financial Group.

Amount
Investment in joint ventures at December 31, 2018	$69,111
Investment in joint ventures	15,176
Earnings from joint ventures, net of tax	3,405
Guarantee liabilities	(18,665)
Investment in joint ventures at September 30, 2019	$69,027

As of September 30, 2019, the sale of all eight aircraft held by the joint venture with Teachers’ to a single buyer was completed. Guarantee liabilities in Maintenance payments and Security deposits have been offset against the investment in joint venture, as we have no further obligations due to the sale of the joint venture’s aircraft. Teachers’, as majority shareholder, has chosen to liquidate the joint venture.
In March of 2019, we sold two aircraft to IBJ Air, in which we hold a 25% equity interest. The Company sold an additional two aircraft to IBJ Air in August of 2019. These transactions were approved by our Audit Committee as arm’s length transactions under our related party policy.
At September 30, 2019, the net book value of the IBJ Air joint venture’s nine aircraft was $331,208.
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
September 30, 2019

for managing the relevant aircraft. There is a cross collateralization guarantee between the Air Knight VIEs. In addition, Aircastle guarantees the debt of the Air Knight VIEs.
The only assets that the Air Knight VIEs have on their books are net investments in direct financing and sales-type leases that are eliminated in the consolidated financial statements. The related aircraft, with a net book value as of September 30, 2019 of $381,164, were included in our flight equipment held for lease. The consolidated debt outstanding, net of debt issuance costs, of the Air Knight VIEs as of September 30, 2019 is $156,816.
Note 7. Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured term debt financings are as follows:

	At September 30, 2019				At December 31, 2018
Debt Obligation	Outstanding Borrowings	Number of Aircraft	Interest Rate	Final Stated Maturity	Outstanding Borrowings
Secured Debt Financings:
ECA Financings(1)	$159,360	6	3.02% to 3.96%	12/03/21 to 11/30/24	$189,080
Bank Financings(2)	1,037,166	36	3.13% to 4.63%	06/17/23 to 01/19/26	619,715
Less: Debt issuance costs and discounts	(13,039)	—			(10,338)
Total secured debt financings, net of debt issuance costs and discounts	1,183,487	42			798,457

Unsecured Debt Financings:
Senior Notes due 2019(3)	—		6.25%	12/01/19	500,000
Senior Notes due 2020	300,000		7.625%	04/15/20	300,000
Senior Notes due 2021	500,000		5.125%	03/15/21	500,000
Senior Notes due 2022	500,000		5.50%	02/15/22	500,000
Senior 5.00% Notes due 2023	500,000		5.00%	04/01/23	500,000
Senior 4.40% Notes due 2023	650,000		4.40%	09/25/23	650,000
Senior Notes due 2024	500,000		4.125%	05/01/24	500,000
Senior Notes due 2026	650,000		4.250%	06/15/26	—
Unsecured Term Loans	215,000		3.61%	03/07/22 to 03/07/24	120,000
Revolving Credit Facilities	225,000		3.56% to 3.84%	12/27/21 to 06/27/22	425,000
Less: Debt issuance costs and discounts	(35,124)				(32,104)
Total unsecured debt financings, net of debt issuance costs and discounts	4,004,876				3,962,896

Total secured and unsecured debt financings, net of debt issuance costs and discounts	$5,188,363				$4,761,353

(1)	The borrowings under these financings at September 30, 2019 have a weighted-average rate of interest of 3.57%.

(2)	The borrowings under these financings at September 30, 2019 have a weighted-average fixed rate of interest of 3.89%.

(3)	Repaid on July 15, 2019.
Secured Debt Financing:
Bank Financings
On May 1, 2019, we entered into a full recourse $320,000 secured bank financing with BNP Paribas and Société Générale in relation to eight Airbus A320-200neo aircraft on lease with a customer in Asia. This financing bears interest at

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2019

a fixed rate of 3.61% and matures in September 2024. In addition, on May 1, 2019, we entered into a full recourse $120,000 secured bank financing with Crédit Agricole in relation to three Airbus A320-200neo aircraft on lease with a customer in Asia. This financing bears interest at a fixed rate of 3.13% and matures in March 2025.
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
September 30, 2019

As a condition to this new facility, on January 9, 2019, we terminated our existing $135,000 revolving credit facility with a group of banks based in Asia.
At September 30, 2019, we had $225,000 amounts outstanding under our revolving credit facilities and had $875,000 available for borrowing.
As of September 30, 2019, we were in compliance with all applicable covenants in our financings.
Note 8. Shareholders' Equity and Share-Based Payment
During the nine months ended September 30, 2019, the Company granted 303,331 restricted common shares and granted 320,944 performance share units (“PSUs”). These awards were made under the Aircastle Limited Amended and Restated 2014 Omnibus Incentive Plan. We repurchased 157,576 shares totaling $2,915 from our employees and directors to settle tax obligations related to share vesting and canceled shares.
During the nine months ended September 30, 2019, the Company incurred share-based compensation expense of $4,104 related to restricted common shares and $5,099 related to PSUs.
As of September 30, 2019, there was $6,380 of unrecognized compensation cost related to unvested restricted common share-based payments and $7,942 of unrecognized compensation cost related to unvested PSU share-based payments that are expected to be recognized over a weighted-average remaining period of 1.78 years.
On May 21, 2019, our Board of Directors increased the authorization to repurchase the Company’s common shares to $100,000 from the $76,019 that was remaining under the previous authorization. During the nine months ended September 30, 2019, we repurchased 973,528 common shares at an aggregate cost of $18,382, including commissions. At September 30, 2019, the remaining dollar value of common shares that may be purchased under the repurchase program is $90,351.
Note 9. Dividends
The following table sets forth the quarterly dividends declared by our Board of Directors for the periods covered in this report:

Declaration Date	Dividend per Common Share	Aggregate Dividend Amount	Record Date	Payment Date
August 2, 2019	$0.30	$22,390	August 30, 2019	September 16, 2019
April 30, 2019	$0.30	$22,536	May 31, 2019	June 14, 2019
February 8, 2019	$0.30	$22,518	February 28, 2019	March 15, 2019
October 30, 2018	$0.30	$22,867	November 30, 2018	December 14, 2018
August 3, 2018	$0.28	$21,870	August 31, 2018	September 14, 2018

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
September 30, 2019

earnings are allocated to both common shares and restricted common shares based on the total weighted-average shares outstanding during the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted-average shares:
Common shares outstanding	74,331,990	77,599,803	74,561,525	77,956,159
Restricted common shares	518,545	488,771	492,777	472,999
Total weighted-average shares	74,850,535	78,088,574	75,054,302	78,429,158

Percentage of weighted-average shares:
Common shares outstanding	99.31%	99.37%	99.34%	99.40%
Restricted common shares	0.69%	0.63%	0.66%	0.60%
Total percentage of weighted-average shares	100.00%	100.00%	100.00%	100.00%

The calculations of both basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Earnings per share – Basic:
Net income	$43,335	$36,332	$109,257	$144,082
Less: Distributed and undistributed earnings allocated to restricted common shares(1)	(300)	(227)	(717)	(869)
Earnings available to common shareholders – Basic	$43,035	$36,105	$108,540	$143,213

Weighted-average common shares outstanding – Basic	74,331,990	77,599,803	74,561,525	77,956,159

Earnings per common share – Basic	$0.58	$0.47	$1.46	$1.84

Earnings per share – Diluted:
Net income	$43,335	$36,332	$109,257	$144,082
Less: Distributed and undistributed earnings allocated to restricted common shares(1)	(300)	(227)	(717)	(869)
Earnings available to common shareholders – Diluted	$43,035	$36,105	$108,540	$143,213

Weighted-average common shares outstanding – Basic	74,331,990	77,599,803	74,561,525	77,956,159
Effect of dilutive shares(2)	935,047	295,671	765,354	287,136
Weighted-average common shares outstanding – Diluted	75,267,037	77,895,474	75,326,879	78,243,295

Earnings per common share – Diluted	$0.57	$0.46	$1.44	$1.83

(1)
For the three months ended September 30, 2019 and 2018, distributed and undistributed earnings to restricted shares were 0.69% and 0.63%, respectively, of net income. For the nine months ended September 30, 2019 and 2018, distributed and undistributed earnings to restricted shares were 0.66% and 0.60%, respectively, of net income. The amount of restricted share forfeitures for all periods presented are immaterial to the allocation of distributed and undistributed earnings.

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
September 30, 2019

relates to income earned by certain subsidiaries of the Company which are located in, or earn income in, jurisdictions that impose income taxes, primarily Ireland and the United States.
The sources of income from continuing operations before income taxes and earnings of our unconsolidated equity method investments for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
U.S. operations	$2,603	$3,033	$6,478	$4,504
Non-U.S. operations	44,963	32,489	113,969	137,393
Income from continuing operations before income taxes and earnings of unconsolidated equity method investments	$47,566	$35,522	$120,447	$141,897

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
The consolidated income tax expense for the three and nine months ended September 30, 2019 and 2018 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2019 and 2018, respectively.
The Company’s effective tax rate (“ETR”) for the three and nine months ended September 30, 2019 was 11.6% and 12.1%, respectively, compared to 3.5% and 2.5%, respectively, for the three and nine months ended September 30, 2018. The second quarter of 2019 included a non-cash tax expense of $2,845 related to a fair value adjustment on an intercompany asset transfer, which was treated as a discrete item. The first quarter of 2018 included a $2,779 tax benefit related to the Singapore rate reduction from 10% to 8%, which was treated as a discrete item. Excluding these discrete items, the ETR for the nine months ended September 30, 2019 would have been 9.8% compared to 4.5% for the nine months ended September 30, 2018. Movements in the ETR are generally caused by changes in the proportion of the Company’s pre-tax earnings in taxable and non-tax jurisdictions. During the three and nine months ended September 30, 2019, we reported a significant decrease in Bermuda income primarily relating to Avianca Brazil and an increase in Ireland income primarily related to Jet Airways.
Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income from continuing operations consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Notional U.S. federal income tax expense at the statutory rate	$9,989	$7,459	$25,294	$29,798
U.S. state and local income tax, net	221	188	611	291
Non-U.S. operations:
Bermuda	(3,194)	(5,501)	(11,242)	(19,896)
Ireland	(1,102)	(100)	1,500	(1,228)
Singapore	(14)	(2)	(18)	(2,826)
Other low tax jurisdictions	(630)	(835)	(2,354)	(2,478)
Non-deductible expenses in the U.S.	235	27	804	(137)
Income tax provision	$5,505	$1,236	$14,595	$3,524

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2019

Note 12. Interest, Net
The following table shows the components of interest, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest on borrowings and other liabilities(1)	$62,204	$53,683	$186,122	$161,640
Amortization of deferred losses related to interest rate derivatives	—	288	184	883
Amortization of deferred financing fees and debt discount(2)	3,820	3,760	10,778	10,802
Interest expense	66,024	57,731	197,084	173,325
Less: Interest income	(763)	(365)	(1,983)	(1,355)
Less: Capitalized interest	—	(235)	—	(333)
Interest, net	$65,261	$57,131	$195,101	$171,637

(1)	Includes a loan termination gain of $838 related to the sale of aircraft during both the three and nine months ended September 30, 2018.

(2)	Includes $300 in deferred financing fees written off related to the sale of aircraft during both the three and nine months ended September 30, 2018.
Note 13. Commitments and Contingencies
Rent expense, primarily for the corporate offices and sales and marketing offices, was $420 and $570 for the three months ended and $1,190 and $1,700 for the nine months ended September 30, 2019 and 2018, respectively.
As of September 30, 2019, Aircastle is obligated under non-cancelable operating leases relating principally to office facilities in Stamford, Connecticut; Dublin, Ireland; and Singapore for future minimum lease payments as follows:

Year Ending December 31,	Amount
Remainder of 2019	$660
2020	1,857
2021	1,888
2022	1,800
2023	1,690
Thereafter	7,823
Total	$15,718

At September 30, 2019, we had commitments to acquire 32 aircraft for $1,147,244, including 25 Embraer E-Jet E2 aircraft.
Commitments, including $133,955 of remaining progress payments, contractual price escalations and other adjustments for these aircraft, at September 30, 2019, net of amounts already paid, are as follows:

Year Ending December 31,	Amount
Remainder of 2019	$210,144
2020	142,588
2021	728,830
2022	65,682
Total	$1,147,244

As of November 1, 2019, we had commitments to acquire 28 aircraft for $1,033,344.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
September 30, 2019

Note 14. Other Assets
The following table describes the principal components of other assets on our Consolidated Balance Sheets as of:

	September 30, 2019	December 31, 2018
Deferred income tax asset	$2,213	$912
Lease incentives and lease premiums, net of amortization of $68,924 and $47,304, respectively	112,388	99,079
Flight equipment held for sale	45,987	11,707
Aircraft purchase deposits and progress payments(1)	19,035	39,948
Fair value of interest rate cap	379	4,886
Note receivable(2)	712	4,292
Right-of-use asset(3)	9,598	—
Other assets	37,734	53,537
Total other assets	$228,046	$214,361
______________

(1)	Includes progress payments for Embraer E2 aircraft order.

(2)	Related to the sale of aircraft during the year ended December 31, 2017.

(3)	Net of lease incentives and tenant allowances.
Note 15. Accounts Payable, Accrued Expenses and Other Liabilities
The following table describes the principal components of accounts payable, accrued expenses and other liabilities recorded on our Consolidated Balance Sheets as of:

	September 30, 2019	December 31, 2018
Accounts payable, accrued expenses and other liabilities	$39,709	$57,220
Deferred income tax liability	58,132	43,720
Accrued interest payable	49,689	45,277
Lease liability	13,059	—
Lease discounts, net of amortization of $44,109 and $43,935, respectively	3,305	7,124

Total accounts payable, accrued expenses and other liabilities	$163,894	$153,341

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks, uncertainties and assumptions. You should read the following discussion in conjunction with our historical consolidated financial statements and the notes thereto appearing elsewhere in this report. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those described under “Risk Factors” and included in our Annual Report on Form 10-K for the year ended December 31, 2018 and in our Form 10-Q for the quarterly period ended June 30, 2019, filed with the Securities and Exchange Commission (the “SEC”). Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and, unless otherwise indicated, the other financial information contained in this report has also been prepared in accordance with U.S. GAAP. Unless otherwise indicated, all references to “dollars” and “$” in this report are to, and all monetary amounts in this report are presented in, U.S. dollars.
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

OVERVIEW
Aircastle acquires, leases, and sells commercial jet aircraft to airlines throughout the world. As of September 30, 2019, we owned and managed on behalf of our joint ventures 277 aircraft leased to 87 lessees located in 48 countries. Our aircraft are managed by an experienced team based in the United States, Ireland and Singapore. Our aircraft are subject to net leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs. In many cases we are, however, obligated to pay a specified portion of maintenance or modification costs. As of September 30, 2019, the net book value (including flight equipment held for lease and net investment in direct financing and sales-type leases, or “net book value”) was $7.74 billion compared to $7.40 billion at December 31, 2018. Our revenues and net income for the three and nine months ended September 30, 2019 were $236.9 million and $674.2 million, and $43.3 million and $109.3 million, respectively.
Growth in commercial air traffic is broadly correlated with world economic activity. In recent years, commercial air traffic growth has expanded at a rate 1.5 to 2 times that of global GDP growth. The expansion of air travel has driven a rise in the world aircraft fleet. There are currently approximately 22,100 commercial mainline passenger and freighter aircraft in operation worldwide. This fleet is expected to continue expanding at a three to four percent average annual rate over the next twenty years. Aircraft leasing companies own approximately 44% of the world’s commercial jet aircraft.
2019 continues to show strong growth in air traffic.  According to the International Air Transport Association, during the first eight months of 2019, global passenger traffic increased 4.5% compared to the same period in 2018. Demand for air travel varies by region. Emerging market economies have generally been experiencing greater increases in air traffic, driven by rising levels of per capita income leading to an increased propensity to fly. Mature markets, such as North America and Western Europe, have been growing more slowly in tandem with their economies. Air traffic growth is also being driven by the proliferation of low cost carriers, which have stimulated demand through lower prices. The outlook for airlines operating in areas with political instability or weakening economies is more uncertain. On balance, we believe air travel will increase over time and, as a result, we expect demand for modern aircraft will continue to remain strong over the long-term.
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
Fuel prices and interest rates have had a substantial effect on our industry. After dropping to a low of $36 per barrel in December 2015, the price of fuel has risen to an average of $60 per barrel during 2019. While still below historic highs, higher fuel prices have impacted airline profitability. The prolonged low interest rate environment and the strong overall performance of the aircraft financing sector attracted significant new capital, increasing competition for new investments and putting pressure on margins and returns. After the Federal Reserve increased interest rates in the U.S. during 2018, the Federal Reserve cut the Funds rate by 25 basis points three times during the first ten months of 2019, its first interest rate cuts since December 2008.  Future cuts to the interest rate by the Federal Reserve are possible depending upon domestic and global economic conditions at such time.
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

•
Selling assets when attractive opportunities arise. We sell assets with the aim of realizing profits and reinvesting proceeds. We also use asset sales for portfolio management purposes, such as reducing lessee specific concentrations and lowering residual value exposures to certain aircraft types. Since our formation, we have sold aircraft to 69 buyers.

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

•
Leveraging our strategic relationships. We intend to capture the benefits provided through the extensive global contacts and relationships maintained by Marubeni Corporation (“Marubeni”), which is our largest shareholder and is one of the largest Japanese trading companies. Marubeni has enabled greater access to Japanese-based financing and helped source and develop our joint venture with the leasing arm of the Industrial Bank of Japan, Limited.

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

•
Intending to pay quarterly dividends to our shareholders based on the Company’s sustainable earnings levels. Aircastle has paid dividends each quarter since our initial public offering in 2006. On August 2, 2019, our Board of Directors declared a regular quarterly dividend of $0.30 per common share, or an aggregate of $22.4 million for the three months ended September 30, 2019, which was paid on September 16, 2019, to holders of record on August 30, 2019. These dividends may not be indicative of the amount of any future dividends. Our ability to pay quarterly dividends will depend upon many factors, including those as described in Item 1A. “Risk Factors” and elsewhere in our 2018 Annual Report on Form 10-K.

Recent Developments
In October 2019, the Company entered into lease agreements with an affiliate of a top-tier European flag carrier for eleven Embraer E195-E2 aircraft with delivery dates between 2021 and 2024. As a result of these leases, the Company amended its purchase agreement with Embraer to reflect these new delivery dates and the related purchase commitments.
On November 5, 2019, Aircastle entered into an Agreement and Plan of Merger (the “Merger Agreement”), with MM Air Limited, a Bermuda exempted company (“Parent”), and MM Air Merger Sub Limited, a Bermuda exempted company and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, among other things, Merger Sub will merge with and into Aircastle, with Aircastle surviving as a wholly owned subsidiary of Parent (the “Merger”). Parent and Merger Sub are newly-formed entities controlled by affiliates of Marubeni Corporation (“Marubeni”) and Mizuho Leasing Company, Limited. Pursuant to the Merger Agreement, subject to certain conditions set forth therein, at the effective time of the Merger, each issued and outstanding common share of Aircastle (other than (i) shares to be canceled or converted into shares of the surviving company pursuant to the Merger Agreement and (ii) restricted shares to be canceled and exchanged pursuant to the Merger Agreement), shall be converted into the right to receive $32.00 in cash, without interest.
The Merger is subject to customary closing conditions, including approval by Aircastle’s shareholders and receipt of certain regulatory approvals. Marubeni has agreed to vote the common shares of Aircastle that Marubeni and its affiliates beneficially own in favor of the transaction, subject to certain customary exceptions.

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
Under an operating lease, the lessee will be responsible for performing maintenance on the relevant aircraft and will typically be required to make payments to us for heavy maintenance, overhaul or replacement of certain high-value components of the aircraft. These maintenance payments are based on hours or cycles of utilization or on calendar time, depending upon the component, and would be made either monthly in arrears or at the end of the lease term. For maintenance payments made monthly in arrears during a lease term, we will typically be required to reimburse all or a portion of these payments to the lessee upon their completion of the relevant heavy maintenance, overhaul or parts replacement. We record maintenance payments paid by the lessee during a lease as accrued maintenance liabilities in recognition of our obligation in the lease to refund such payments, and therefore we generally do not recognize maintenance revenue during the lease. Maintenance revenue recognition would occur at or near the end of a lease, when we are able to determine the amount, if any, by which reserve payments received exceed the amount we are required under the lease to reimburse to the lessee for heavy maintenance, overhaul or parts replacement. The amount of maintenance revenue we recognize in any reporting period is inherently volatile and is dependent upon a number of factors, including the timing of lease expiries, including scheduled and unscheduled expiries, the timing of maintenance events and the utilization of the aircraft by the lessee.
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

2019 Lease Expirations and Lease Placements
At September 30, 2019, the Company had two off-lease aircraft and nine aircraft with scheduled lease expirations in 2019. As of November 1, 2019, of these eleven aircraft, we have only one aircraft, which accounts for less than 1% of our net book value at September 30, 2019, still to be placed or sold.
2020-2023 Lease Expirations and Lease Placements
Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in the period 2020-2023, representing the percentage of our net book value of flight equipment (including flight equipment held for lease and net investment in direct financing and sales-type leases) at September 30, 2019, specified below:

•	2020: 15 aircraft, representing 5%;

•	2021: 22 aircraft, representing 6%;

•	2022: 32 aircraft, representing 9%; and

•	2023: 37 aircraft, representing 11%.
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
Acquisitions and Sales
During the first nine months of 2019, we acquired 33 aircraft for $998.4 million. As of November 1, 2019, we have acquired six additional aircraft. At September 30, 2019, we had commitments to acquire 32 additional aircraft for $1.15 billion, including the acquisition of 25 new E-Jet E2 aircraft from Embraer, with delivery beginning in the third quarter of 2020. Of this amount, approximately $210.1 million represents commitments for the remainder of 2019. As of November 1, 2019, we have commitments to acquire 28 aircraft for $1.03 billion.
During the first nine months of 2019, we sold twelve aircraft for net proceeds of $229.1 million, and recognized net gains on sales of $25.4 million, comprised of $21.7 million from the sale of these aircraft and $3.7 million resulting from the transition of two aircraft from operating to net investment in direct financing and sales-type leases. As of November 1,

2019, we have sold four additional aircraft. As of September 30, 2019, all eight aircraft were sold from the Company’s joint venture with an affiliate of Ontario Teachers’ Pension Plan.

The following table sets forth certain information with respect to the aircraft owned by us as of September 30, 2019:
AIRCASTLE AIRCRAFT INFORMATION (dollars in millions)

Owned Aircraft	As of September 30, 2019(1)	As of September 30, 2018(1)
Net Book Value of Flight Equipment	$7,735	$6,839
Net Book Value of Unencumbered Flight Equipment	$5,873	$5,606
Number of Aircraft	268	234
Number of Unencumbered Aircraft	226	207
Number of Lessees	87	85
Number of Countries	48	46
Weighted Average Age (years)(2)	9.8	9.6
Weighted Average Remaining Lease Term (years)(2)	4.8	4.5
Weighted Average Fleet Utilization during the three months ended September 30, 2019 and 2018(3)	98.8%	100.0%
Weighted Average Fleet Utilization during the nine months ended September 30, 2019 and 2018(3)	95.5%	99.6%
Portfolio Yield for the three months ended September 30, 2019 and 2018(4)	11.1%	11.8%
Portfolio Yield for the nine months ended September 30, 2019 and 2018(4)	10.8%	11.6%

Managed Aircraft on behalf of Joint Ventures
Net Book Value of Flight Equipment	$331	$621
Number of Aircraft	9	12

(1)	Calculated using net book value at period end.

(2)	Weighted by net book value.

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

Our owned aircraft portfolio as of September 30, 2019 is listed in Exhibit 99.1 to this report.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of September 30, 2019			Owned Aircraft as of September 30, 2018
	Number of Aircraft		% of Net Book Value(1)	Number of Aircraft	% of Net Book Value(1)
Aircraft Type
Passenger:
Narrow-body	238		74%	203	69%
Wide-body	26		22%	27	27%
Total Passenger	264		96%	230	96%
Freighter	4		4%	4	4%
Total	268		100%	234	100%

Manufacturer
Airbus	171		61%	142	57%
Boeing	92		38%	87	41%
Embraer	5		1%	5	2%
Total	268		100%	234	100%

Regional Diversification
Asia and Pacific	96		39%	65	32%
Europe	90		26%	89	30%
Middle East and Africa	16		7%	17	9%
North America	38		12%	37	11%
South America	26		15%	26	18%
Off-lease	2	(2)	1%	—	—%

Total	268		100%	234	100%

(1)	Calculated using net book value at period end.

(2)
Consisted of one Airbus A320-200 aircraft, which is scheduled to be delivered to a lessee in Europe during the fourth quarter of 2019, and one Airbus A330-200 aircraft, which we are marketing for lease or sale.

Our largest single customer represents approximately 9% of the net book value at September 30, 2019. Our top fifteen customers with respect to aircraft we owned as of September 30, 2019, representing 130 aircraft and 53% of the net book value, are as follows:

Percent of Net Book Value	Customer	Country	Number of Aircraft
Greater than 6% per customer	LATAM	Chile	13
	IndiGo	India	17

3% to 6% per customer	Iberia	Spain	15
	South African Airways	South Africa	4
	easyJet	United Kingdom	20

Less than 3% per customer	Air Canada	Canada	5
	Aerolineas Argentinas	Argentina	5
	Interjet	Mexico	11
	American Airlines	United States	7
	Lion Air(1)	Indonesia	7
	SpiceJet	India	9
	AirBridgeCargo(2)	Russia	2
	Jeju Air	South Korea	7
	Asiana Airlines	South Korea	6
	Thai Airways	Thailand	2
	Total top fifteen customers		130
	All other customers		138

	Total all customers		268

(1) If combined with four aircraft on lease to an affiliate, would represent over 4% of net book value.
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
See “Liquidity and Capital Resources” below.

RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2019 to the three months ended September 30, 2018:

	Three Months Ended September 30,
	2019	2018
	(Dollars in thousands)
Revenues:
Lease rental revenue	$203,005	$182,043
Direct financing and sales-type lease revenue	8,229	8,793
Amortization of lease premiums, discounts and incentives	(5,895)	(4,044)
Maintenance revenue	11,095	—
Total lease revenue	216,434	186,792
Gain on sale of flight equipment	13,083	2,954
Other revenue	7,348	1,083
Total revenues	236,865	190,829
Operating expenses:
Depreciation	90,997	78,059
Interest, net	65,261	57,131
Selling, general and administrative	17,956	18,306
Maintenance and other costs	7,250	2,179
Total operating expenses	181,464	155,675

Other income (expense):
Loss on extinguishment of debt	(7,577)	—
Other	(258)	368
Total other income (expense)	(7,835)	368

Income from continuing operations before income taxes and earnings of unconsolidated equity method investments	47,566	35,522
Income tax provision	5,505	1,236
Earnings of unconsolidated equity method investments, net of tax	1,274	2,046
Net income	$43,335	$36,332
Revenues
Total revenues increased by $46.0 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018.
Lease rental revenue. The increase in lease rental revenue of $21.0 million for the three months ended September 30, 2019, as compared to the same period in 2018, was primarily the result of a $45.0 million increase in revenue, reflecting the partial period impact of 32 aircraft purchased in 2019 and the full period impact due to the acquisition of 24 aircraft since July 1, 2018. This increase was partially offset by:

•
a $17.2 million decrease due to lease extensions, amendments, transitions and other changes ($8.3 million of which is attributable to aircraft previously on lease to Avianca Brazil and Jet Airways which we have since transitioned to new lessees); and

•	a $6.8 million decrease due to the sale of thirteen aircraft since July 1, 2018.
Direct financing and sales-type lease revenue. For the three months ended September 30, 2019, $8.2 million of interest income from direct financing and sales-type leases was recognized, as compared to $8.8 million recorded for the same period in 2018, attributable to a lower average net investment due to lease payments and the termination of one lease, partially offset by the reclassification of two aircraft from operating to direct financing and sales-type leases.

Amortization of lease premiums, discounts and lease incentives consisted of the following:

	Three Months Ended September 30,
	2019	2018
	(Dollars in thousands)
Amortization of lease premiums	$(4,304)	$(3,137)
Amortization of lease discounts	986	2,003
Amortization of lease incentives	(2,577)	(2,910)

Amortization of lease premiums, discounts and incentives	$(5,895)	$(4,044)
The increase in amortization of lease premiums of $1.2 million for the three months ended September 30, 2019, as compared to the same period in 2018, was due to a net increase in amortization resulting from aircraft acquisitions.
The decrease in amortization of lease discounts of $1.0 million for the three months ended September 30, 2019, as compared to the same period in 2018, was primarily due to fully amortized lease discounts for aircraft that transitioned to new lessees or extended.
Maintenance revenue. For the three months ended September 30, 2019, we recorded $11.1 million of maintenance revenue, primarily due to lease expirations and the transition of one narrow-body and two wide-body aircraft. For the same period in 2018, we recorded no maintenance revenue.
Gain on sale of flight equipment increased by $10.1 million to $13.1 million for the three months ended September 30, 2019, as compared to gains of $3.0 million for the same period in 2018. During the third quarter of 2019, eight aircraft were sold as compared to three aircraft sold during the third quarter of 2018.
Other revenue increased by $6.3 million to $7.3 million for the three months ended September 30, 2019, as compared to $1.1 million for the same period in 2018, primarily due to $5.4 million of fees earned in relation to the sale of all eight aircraft in our Lancaster joint venture and $1.0 million in fees earned from the sale of two aircraft to our IBJ Air joint venture.
Operating expenses
Total operating expenses increased by $25.8 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018.
Depreciation expense increased by $12.9 million for the three months ended September 30, 2019 as compared to the same period in 2018. The increase is primarily the result of higher depreciation of $16.5 million due to the effect of 56 aircraft acquired since July 1, 2018. These increases were partially offset by a decrease of $3.9 million in depreciation due to the sale of thirteen aircraft.
Interest, net consisted of the following:

	Three Months Ended September 30,
	2019	2018
	(Dollars in thousands)
Interest on borrowings and other liabilities(1)	$62,204	$53,683
Amortization of deferred losses related to interest rate derivatives	—	288
Amortization of deferred financing fees and debt discount(2)	3,820	3,760
Interest expense	66,024	57,731
Less: Interest income	(763)	(365)
Less: Capitalized interest	—	(235)
Interest, net	$65,261	$57,131

(1)	Includes a loan termination gain of $0.8 million related to the sale of aircraft during the three months ended September 30, 2018.

(2)	Includes $0.3 million in deferred financing fees written off related to the sale of aircraft during the three months ended September 30, 2018.

Interest, net increased by $8.1 million as compared to the three months ended September 30, 2018. This increase was primarily the result of higher weighted average debt outstanding, partially offset by lower weighted average interest rates.
Selling, general and administrative expenses for the three months ended September 30, 2019 were flat as compared to the same period in 2018.
Maintenance and other costs were $7.3 million for the three months ended September 30, 2019, an increase of $5.1 million compared to the same period in 2018. The net increase is primarily attributable to unscheduled transitions due to early lease terminations related to Avianca Brazil and Jet Airways for the three months ended September 30, 2019 versus the same period in 2018.
Other income (expense)
Total other income (expense) decreased by $8.2 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The net decrease in other income was primarily attributable to a $7.6 million dollar loss on extinguishment of debt related to the early retirement of our 6.25% Senior Notes due 2019.
Income tax provision
Our provision for income taxes for the three months ended September 30, 2019 and 2018 was $5.5 million and $1.2 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland and the United States. The increase in our income tax provision of $4.3 million for the three months ended September 30, 2019, as compared to the same period in 2018, was primarily attributable to changes in operating income subject to tax in Ireland, the United States and other jurisdictions.

RESULTS OF OPERATIONS
Comparison of the nine months ended September 30, 2019 to the nine months ended September 30, 2018:

	Nine Months Ended September 30,
	2019	2018
	(Dollars in thousands)
Revenues:
Lease rental revenue	$577,062	$538,012
Direct financing and sales-type lease revenue	24,993	27,103
Amortization of lease premiums, discounts and incentives	(16,951)	(10,706)
Maintenance revenue	54,063	11,991
Total lease revenue	639,167	566,400
Gain on sale of flight equipment	25,431	28,586
Other revenue	9,610	2,799
Total revenues	674,208	597,785
Operating expenses:
Depreciation	265,310	229,242
Interest, net	195,101	171,637
Selling, general and administrative	54,273	54,724
Impairment of flight equipment	7,404	—
Maintenance and other costs	19,867	4,728
Total operating expenses	541,955	460,331

Other income (expense):
Loss on extinguishment of debt	(7,577)	—
Other	(4,229)	4,443
Total other income (expense)	(11,806)	4,443

Income from continuing operations before income taxes and earnings of unconsolidated equity method investments	120,447	141,897
Income tax provision	14,595	3,524
Earnings of unconsolidated equity method investments, net of tax	3,405	5,709

Net income	$109,257	$144,082
Revenues
Total revenues increased by $76.4 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018.
Lease rental revenue. The increase in lease rental revenue of $39.1 million for the nine months ended September 30, 2019, as compared to the same period in 2018, was primarily the result of increases in revenue of $128.8 million, reflecting the partial period impact of 32 aircraft purchased in 2019, and the full period impact due to the acquisition of 37 aircraft since January 1, 2018. This increase was offset by:

•
a $64.4 million decrease due to lease extensions, amendments, transitions and other changes ($39.4 million of which is attributable to aircraft previously on lease to Avianca Brazil and Jet Airways which we have since transitioned to new lessees); and

•	a $25.4 million decrease due to the sale of twenty aircraft since January 1, 2018.
Direct financing and sales-type lease revenue. For the nine months ended September 30, 2019, $25.0 million of interest income from direct financing and sales-type leases was recognized, as compared to $27.1 million for the same period in 2018, primarily attributable to a lower average net investment due to lease payments and the termination of one lease, partially offset by the reclassification of two aircraft from operating to direct financing and sales-type leases since January 1, 2018.

Amortization of lease premiums, discounts and lease incentives consisted of the following:

	Nine Months Ended September 30,
	2019	2018
	(Dollars in thousands)
Amortization of lease premiums	$(12,602)	$(8,188)
Amortization of lease discounts	3,820	5,998
Amortization of lease incentives	(8,169)	(8,516)

Amortization of lease premiums, discounts and incentives	$(16,951)	$(10,706)
The increase in amortization of lease premiums of $4.4 million for the nine months ended September 30, 2019, as compared to the same period in 2018, was due to a net increase in amortization resulting from net aircraft acquisitions.
The decrease in amortization of lease discounts of $2.2 million for the nine months ended September 30, 2019, as compared to the same period in 2018, was primarily due to fully amortized lease discounts for aircraft that transitioned to new lessees or extended.
Maintenance revenue. For the nine months ended September 30, 2019, we recorded $54.1 million of maintenance revenue, due to lease expirations and the transition of 22 narrow-body aircraft and six wide-body aircraft, including cash maintenance revenue received for ten narrow-body aircraft from Avianca Brazil and $17.6 million related to the early lease terminations with Jet Airways. See “Summary of Recoverability Assessment and Other Impairments” below. For the same period in 2018, we recorded $12.0 million of maintenance revenue primarily due to the transition of one freighter aircraft.
Gain on sale of flight equipment decreased by $3.2 million to $25.4 million for the nine months ended September 30, 2019, as compared to gains of $28.6 million for the same period in 2018. During the nine months ended September 30, 2019, we sold twelve aircraft, as compared to the sale of eleven aircraft during the same period in 2018. Gain on sale of flight equipment for the nine months ended September 30, 2019, includes $3.7 million resulting from the transition of two aircraft from operating to net investment in direct financing and sales-type leases.
Other revenue increased by $6.8 million to $9.6 million for the nine months ended September 30, 2019, as compared to $2.8 million for the same period in 2018, primarily due to $5.4 million of fees earned in relation to the sale of all eight aircraft in our Lancaster joint venture and $2.0 million in fees earned from the sale of four aircraft to our IBJ Air joint venture.
Operating expenses
Total operating expenses increased by $81.6 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018.
Depreciation expense increased by $36.1 million for the nine months ended September 30, 2019, as compared to the same period in 2018. The increase is primarily the result of:

•	$47.5 million due to the effect of 69 aircraft acquired since January 1, 2018; and

•	$2.0 million due to changes in asset lives, residual values and other changes.
These increases were partially offset by a decrease of $13.6 million in depreciation due to the sale of twenty aircraft.

Interest, net consisted of the following:

	Nine Months Ended September 30,
	2019	2018
	(Dollars in thousands)
Interest on borrowings and other liabilities(1)	$186,122	$161,640
Amortization of deferred losses related to interest rate derivatives	184	883
Amortization of deferred financing fees and debt discount(2)	10,778	10,802
Interest expense	197,084	173,325
Less: Interest income	(1,983)	(1,355)
Less: Capitalized interest	—	(333)
Interest, net	$195,101	$171,637

(1)	Includes a loan termination gain of $0.8 million related to the sale of aircraft during the nine months ended September 30, 2018.

(2)	Includes $0.3 million in deferred financing fees written off related to the sale of aircraft during the nine months ended September 30, 2018.
Interest, net increased by $23.5 million, as compared to the nine months ended September 30, 2018. This increase was the result of higher weighted average debt outstanding, partially offset by lower weighted average interest rates.
Selling, general and administrative expenses for the nine months ended September 30, 2019 were flat as compared to the same period in 2018.
Impairment of Flight Equipment. See “Summary of Recoverability Assessment and Other Impairments” below for a detailed discussion of impairment charges related to certain aircraft.
Maintenance and other costs were $19.9 million for the nine months ended September 30, 2019, an increase of $15.1 million compared to the same period in 2018. The net increase is primarily attributable to scheduled and the eighteen unscheduled transitions due to early lease terminations related to Avianca Brazil and Jet Airways for the nine months ended September 30, 2019 versus the same period in 2018 and higher than projected lessor contributions towards the cost of maintenance events for aircraft acquired with attached leases of $4.7 million.
Other income (expense)
Total other income (expense) decreased by $16.2 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The net decrease in other income was attributable to a $7.6 million dollar loss on extinguishment of debt related to the early retirement of our 6.25% Senior Notes due 2019 and to unfavorable mark-to-market adjustments on our interest rate caps of $8.9 million.
Income tax provision
Our income tax provision for the nine months ended September 30, 2019 and 2018 was $14.6 million and $3.5 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland and the United States. The increase in our income tax provision of $11.1 million for the nine months ended September 30, 2019, as compared to the same period in 2018, was primarily attributable to changes in operating income subject to tax in Ireland, the United States and other jurisdictions, and the recording of a $2.8 million non-cash tax expense related to a fair value adjustment on an intercompany asset transfer, which was treated as a discrete item. Pre-tax earnings for the nine months ended September 30, 2018 included the recording of a $2.8 million tax benefit related to the Singapore rate reduction from 10% to 8%, which was treated as a discrete item. Excluding these discrete items, the income tax provision for the nine months ended September 30, 2019 and 2018 would have been $11.7 million and $6.3 million, respectively.

Summary of Recoverability Assessment and Other Impairments
Transactional Impairments
On April 10, 2019, the Company early terminated the leases for seven Boeing 737NG aircraft on lease to Jet Airways due to lessee default. As a result of these lease terminations, the Company recognized net maintenance revenue of $17.6 million and impairment charges of $7.4 million in the second quarter of 2019 related to these aircraft.
Annual Recoverability Assessment
We completed our annual recoverability assessment of our aircraft in the second quarter this year. We also performed aircraft-specific analyses where there were changes in circumstances, such as approaching lease expirations. Other than the transactional impairment discussed above, no other impairments were recorded as a result of our annual recoverability assessment.
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
Aircraft Monitoring List
At September 30, 2019, no aircraft were on our monitoring list. We monitor our fleet for aircraft that are more susceptible to failing our recoverability assessments within one year due to their sensitivity to changes in contractual cash flows, future cash flow estimates and aircraft residual or scrap values.

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
During the first nine months of 2019, we met our liquidity and capital resource needs with $393.1 million of cash flow from operations, $2.07 billion in gross proceeds from the issuance of our Senior Notes due 2026, bank debt and our revolving credit facilities and $229.1 million of cash from aircraft sales.
As of September 30, 2019, the weighted-average maturity of our secured and unsecured debt financings was 3.6 years and we were in compliance with all applicable covenants.
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

Cash Flows

	Nine Months Ended September 30,
	2019	2018
	(Dollars in thousands)
Net cash flow provided by operating activities	$393,089	$415,942
Net cash flow used in investing activities	(658,933)	(371,304)
Net cash flow provided by financing activities	368,325	331,702
Operating Activities:
Cash flow provided by operations was $393.1 million and $415.9 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease in cash flow provided by operations of $22.9 million for the nine months ended September 30, 2019 versus the same period in 2018 was primarily a result of a $36.5 million increase in cash paid for interest and a $15.1 million increase in cash paid for maintenance.
These outflows were offset by a $23.0 million increase in cash from lease rentals and direct financing and sales-type leases and a $6.5 million decrease in cash paid for taxes.
Investing Activities:
Cash flow used in investing activities was $658.9 million and $371.3 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in cash flow used in investing activities of $287.6 million for the nine months ended September 30, 2019 versus the same period in 2018 was primarily a result of a $250.4 million net increase in the acquisition and improvement of flight equipment and net investments in direct financing and sales-type leases and a $15.2 million increase in unconsolidated equity method investments and associated costs.
These outflows were offset by a $47.1 million decrease in aircraft proceeds from the sale of flight equipment and a $25.4 million decrease in aircraft purchase deposits and progress payments, net of returned deposits.
Financing Activities:
Cash flow provided by financing activities was $368.3 million and $331.7 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in cash flow provided by financing activities of $36.6 million for the nine months ended September 30, 2019 versus the same period in 2018 was primarily a result of a $1.2 billion increase in proceeds from secured and unsecured financings.
These inflows were offset by a $1.1 billion increase in secured and unsecured debt financing repayments and a $54.7 million net increase in net maintenance payments and security deposits returned.

Debt Obligations
For complete information on our debt obligations, please refer to Note 7 - “Secured and Unsecured Debt Financings” in the Notes to Unaudited Consolidated Financial Statements above.
Contractual Obligations
Our contractual obligations consist of principal and interest payments on debt, other aircraft acquisition agreements and rent payments related to our office leases. Total contractual obligations increased to $7.27 billion at September 30, 2019 from $6.95 billion at December 31, 2018, due primarily to an increase in borrowings, partially offset by a decrease in aircraft purchase obligations.
The following table presents our actual contractual obligations and their payment due dates as of September 30, 2019:

	Payments Due by Period as of September 30, 2019
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	More than 5 years
	(Dollars in thousands)
Principal payments:
Senior Notes due 2020 - 2026	$3,600,000	$300,000	$1,000,000	$1,650,000	$650,000
Unsecured Term Loans	215,000	—	60,000	155,000	—
Revolving Credit Facilities	225,000	—	225,000	—	—
ECA Financings	159,360	40,873	80,475	35,978	2,034
Bank Financings	1,037,166	91,294	187,924	537,735	220,213
Total principal payments	5,236,526	432,167	1,553,399	2,378,713	872,247

Interest payments on debt obligations(1)	866,620	241,417	361,849	203,645	59,709
Office leases(2)	15,718	2,041	3,744	3,395	6,538
Purchase obligations(3)	1,147,244	305,771	841,473	—	—

Total	$7,266,108	$981,396	$2,760,465	$2,585,753	$938,494

(1)	Future interest payments on variable rate, LIBOR-based debt obligations are estimated using the interest rate in effect at September 30, 2019.

(2)	Represents contractual payment obligations for our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.

(3)
At September 30, 2019, we had commitments to acquire 32 aircraft for $1.15 billion, including 25 new E-Jet E2 aircraft from Embraer S.A. These amounts include estimates for pre-delivery deposits, contractual price escalation and other adjustments. As of November 1, 2019, we have commitments to acquire 28 aircraft for $1.03 billion.

Capital Expenditures
From time to time, we make capital expenditures to maintain or improve our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the nine months ended September 30, 2019 and 2018, we incurred a total of $24.0 million and $7.7 million, respectively, of capital expenditures (including lease incentives) related to the improvement of aircraft.
As of September 30, 2019, the weighted average age by net book value of our aircraft was approximately 9.8 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Our lease agreements call for the lessee to be primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft, such as lessee default, or a lessee fails to meet its maintenance obligations under the lease agreement. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.

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
We hold a 30% equity interest in our joint venture with Teachers’ and a 25% equity interest in our IBJ Air joint venture. At September 30, 2019, the net book value of IBJ Air’s nine aircraft was $331.2 million. As of September 30, 2019, the sale of all eight aircraft held by the joint venture with Teachers’ to a single buyer was completed. Teachers’, as majority shareholder, has chosen to liquidate the joint venture.
In March of 2019, we sold two aircraft to IBJ Air and an additional two aircraft in August of 2019. These transactions were approved by our Audit Committee as arm’s length transactions under our related party policy.
Foreign Currency Risk and Foreign Operations
At September 30, 2019, all of our leases are payable to us in U.S. dollars. However, we incur Euro and Singapore dollar-denominated expenses in connection with our subsidiaries in Ireland and Singapore. For the nine months ended September 30, 2019, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated approximately $11.7 million in U.S. dollar equivalents and represented approximately 21% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, our international operations and our exposure to foreign currency risk will likely increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases, we may enter into hedging transactions in the future to mitigate this risk. For the nine months ended September 30, 2019 and 2018, we incurred insignificant net gains and losses on foreign currency transactions.
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

The table below shows the reconciliation of net income to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Net income	$43,335	$36,332	$109,257	$144,082
Depreciation	90,997	78,059	265,310	229,242
Amortization of lease premiums, discounts and incentives	5,895	4,044	16,951	10,706
Interest, net	65,261	57,131	195,101	171,637
Income tax provision	5,505	1,236	14,595	3,524
EBITDA	210,993	176,802	601,214	559,191
Adjustments:
Impairment of flight equipment	—	—	7,404	—
Equity share of joint venture impairment	—	—	2,724	—
Loss on extinguishment of debt	7,577	—	7,577	—
Non-cash share-based payment expense	3,300	2,798	9,203	8,252
Loss (gain) on mark-to-market of interest rate derivative contracts	513	(367)	4,508	(4,442)
Adjusted EBITDA	$222,383	$179,233	$632,630	$563,001
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
The table below shows the reconciliation of net income to ANI for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Net income	$43,335	$36,332	$109,257	$144,082
Loss on extinguishment of debt(1)	7,577	—	7,577	—
Loan termination gain(2)	—	(838)	—	(838)
Loss (gain) on mark-to-market of interest rate derivative contracts(1)	513	(367)	4,508	(4,442)
Write-off of deferred financing fees(2)	—	300	—	300
Non-cash share-based payment expense(3)	3,300	2,798	9,203	8,252
Adjusted net income	$54,725	$38,225	$130,545	$147,354

(1) Included in Other income (expense).
(2) Included in Interest, net.
(3) Included in Selling, general and administrative expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
Weighted-average shares:	2019	2018	2019	2018
Common shares outstanding	74,331,990	77,599,803	74,561,525	77,956,159
Restricted common shares	518,545	488,771	492,777	472,999
Total weighted-average shares	74,850,535	78,088,574	75,054,302	78,429,158

	Three Months Ended September 30,		Nine Months Ended September 30,
Percentage of weighted-average shares:	2019	2018	2019	2018
Common shares outstanding	99.31%	99.37%	99.34%	99.40%
Restricted common shares(1)	0.69%	0.63%	0.66%	0.60%
Total percentage of weighted-average shares	100.00%	100.00%	100.00%	100.00%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted-average common shares outstanding – Basic	74,331,990	77,599,803	74,561,525	77,956,159
Effect of dilutive shares(2)	935,047	295,671	765,354	287,136
Weighted average common shares outstanding – Diluted	75,267,037	77,895,474	75,326,879	78,243,295

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share amounts)
Adjusted net income allocation:
Adjusted net income	$54,725	$38,225	$130,545	$147,354
Less: Distributed and undistributed earnings allocated to restricted common shares(2)	(379)	(239)	(857)	(889)
Adjusted net income allocable to common shares – Basic and Diluted	$54,346	$37,986	$129,688	$146,465

Adjusted net income per common share – Basic	$0.73	$0.49	$1.74	$1.88

Adjusted net income per common share – Diluted	$0.72	$0.49	$1.72	$1.87

(1)
For the three months ended September 30, 2019 and 2018, distributed and undistributed earnings to restricted shares were 0.69% and 0.63%, respectively, of net income. For the nine months ended September 30, 2019 and 2018, distributed and undistributed earnings to restricted shares were 0.66% and 0.60%, respectively, of net income. The amount of restricted share forfeitures for all periods presented are immaterial to the allocation of distributed and undistributed earnings.

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
A hypothetical 100-basis point increase/decrease in our variable interest rates would increase/decrease the minimum contracted rentals on our portfolio as of September 30, 2019 by $4.3 million and $4.3 million, respectively, over the next twelve months. As of September 30, 2019, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $5.4 million and $7.0 million, respectively, net of amounts received from our interest rate derivatives, over the next twelve months. In September 2016, we purchased an interest rate cap to hedge a portion of our floating rate interest exposure. The interest rate cap is set at 2% and has a current notional balance of $255.0 million and reduces over time to $215.0 million. The cap matures in September 2021.

ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2019. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The Company is not a party to any material legal or adverse regulatory proceedings.
ITEM 1A. RISK FACTORS
There have been no material changes to the disclosure related to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2018 and in our Form 10-Q for the quarterly period ended June 30, 2019, as filed with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
On May 21, 2019, our Board of Directors increased the authorization to repurchase the Company’s common shares to $100.0 million from the $76.0 million that was remaining under the previous authorization. During the third quarter of 2019, we purchased our common shares as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(Dollars in thousands, except per share amounts)
July 1 through July 31	31,917	$20.50	31,917	$96,705
August 1 through August 31	315,867	20.12	315,867	90,351
September 1 through September 30	—	—	—	90,351

Total	347,784	$20.15	347,784	$90,351

(1)
Under our current repurchase program, we have repurchased an aggregate of 476,608 common shares at an aggregate cost of $9.6 million, including commissions. The remaining dollar value of common shares that may be repurchased under the program is $90.4 million.

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

4.12
Seventh Supplemental Indenture, dated as of June 13, 2019, between Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 13, 2019).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Owned Aircraft Portfolio at September 30, 2019. *

Exhibit No.	Description of Exhibit

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018; (v) Consolidated Statements of Changes in Shareholders’ Equity for the nine month periods ending September 30, 2019 and 2018; and (vi) Notes to Unaudited Consolidated Financial Statements. *

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

* Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 6, 2019

AIRCASTLE LIMITED
(Registrant)
By:	/s/ James C. Connelly
James C. Connelly
Chief Accounting Officer and Authorized Officer