Form 10-K
period 2019-12-31
Aircastle LTD
filed 2020-02-13
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the Registrant’s Common Shares based upon the closing price on the New York Stock Exchange on June 30, 2019 (the last business day of registrant’s most recently completed second fiscal quarter), beneficially owned by non-affiliates of the Registrant was approximately $1.10 billion. For purposes of the foregoing calculation, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and executive officers and shareholders owning 10% or more of the outstanding common shares of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.
As of February 10, 2020, there were 75,109,023 outstanding shares of the registrant’s common shares, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE

Documents of Which Portions Are Incorporated by Reference	Parts of Form 10-K into Which Portion Of Documents Are Incorporated
Portions of the Proxy Statement for Aircastle Limited for its 2020 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K, provided that if such Proxy Statement is not filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed no later than the end of such 120-day period.
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

PART I
INTRODUCTION
On November 6, 2019, Aircastle Limited announced that it had entered into a definitive agreement to be acquired by a newly-formed entity controlled by affiliates of Marubeni Corporation (“Marubeni”) and Mizuho Leasing Company, Limited (“Mizuho Leasing”). Unless stated otherwise, all forward-looking information contained in this report does not take into account or give any effect to the impact of the Merger (as defined herein). For additional details regarding the Merger, see “Item 1. Business” in Part I of this report, “Risk Factors” contained in Part I, Item 1A of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of this report, and Note 1 to the Company’s consolidated financial statements, contained in Part IV of this report.
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
Aircastle acquires, leases, and sells commercial jet aircraft to airlines throughout the world. As of December 31, 2019, we owned and managed on behalf of our joint venture 287 aircraft leased to 85 lessees located in 49 countries. Our aircraft are managed by an experienced team based in the United States, Ireland and Singapore. Our aircraft are subject to net leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs. In many cases, however, we are obligated to pay a portion of specified maintenance or modification costs. As of December 31, 2019, the net book value of our flight equipment (including flight equipment held for lease and net investment in direct financing and sales-type leases, or “net book value”) was $7.79 billion compared to $7.40 billion at the end of 2018. Our revenues and net income for the year ended December 31, 2019 were $917.9 million and $156.6 million, respectively, and for the fourth quarter of 2019 were $243.7 million and $47.3 million, respectively.
Growth in commercial air traffic is broadly correlated with world economic activity. In recent years, commercial air traffic growth has expanded at a rate 1.5 to 2 times that of global GDP growth. The expansion of air travel has driven a rise in the world aircraft fleet. There are currently approximately 22,000 commercial mainline passenger and freighter aircraft in operation worldwide. This fleet is expected to continue expanding at a three to four percent average annual rate over the next twenty years. Aircraft leasing companies own approximately 45% of the world’s commercial jet aircraft.
2019 showed sustained growth in air traffic.  According to the International Air Transport Association, during 2019, global passenger traffic increased 4.2% compared to the same period in 2018. Demand for air travel varies by region. Emerging market economies have generally been experiencing greater increases in air traffic, driven by rising levels of per capita income leading to an increased propensity to fly. Mature markets, such as North America and Western Europe, have been growing more slowly in tandem with their economies. Air traffic growth is also being driven by the proliferation of low cost carriers, which have stimulated demand through lower prices. The outlook for airlines operating in areas with political instability or weakening economies is more uncertain. On balance, we believe air travel will increase over time and, as a result, we expect demand for modern aircraft will continue to remain strong over the long-term.
Notwithstanding the sector’s long-term growth, the aviation market is subject to economic variability due to changes in macroeconomic variables, such as interest rates, fuel price levels and foreign exchange rates. The aviation industry is also susceptible to external shocks, such as regional conflicts, epidemics and terrorist events. Mitigating this risk is the portability of the assets, allowing aircraft to be redeployed to locations where there is demand.
Fuel prices and interest rates have had a substantial effect on our industry. After dropping to a low of $36 per barrel in December 2015, the price of fuel averaged $61 per barrel during 2019. The prolonged low interest rate environment and the strong overall performance of the aircraft financing sector attracted significant new capital, increasing competition for new investments and putting pressure on margins and returns. Interest rates have risen in the U.S., though current Federal Reserve guidance suggesting rate hikes in the Federal Funds rate are unlikely in the near term.

Capital availability for aircraft has varied over time, and we consider this variability to be a basic characteristic of our industry. If pursued properly, this variability represents an important investment opportunity. Strong U.S. debt capital market conditions benefit borrowers by permitting access to financing at historic lows. Commercial bank debt also continues to play a critical role for aircraft finance. Export credit agency availability, however, has been curtailed in recent years due to political issues, both in the U.S. and in Europe. While financial market conditions remain attractive, geopolitical issues may increase capital costs and limit availability going forward.
We believe capital market developments should generate attractive additional investment and trading opportunities from which we can benefit given our access to different financing sources, our limited capital commitments and our reputation as a reliable trading partner. Our investment grade credit ratings from Moody’s, Standard & Poor’s and Fitch have allowed us to reduce our borrowing costs for our two most recent bond deals and will enable us to more reliably access debt capital throughout the business cycle.
Our business approach is differentiated from those of other large leasing companies. Our investment strategy is to seek out the best risk-adjusted return opportunities across the commercial jet market, so the volume and types of assets we buy will vary over time with market conditions. We plan to grow our business and profits over the long-term while maintaining a conservative, flexible capital structure. We prefer to have capital resources available to capture investment opportunities that arise in the context of changing market circumstances. As such, we limit large, long-term capital commitments and are less reliant on orders for new aircraft from aircraft manufacturers as a source of new investments than many of our competitors.
On November 5, 2019, Aircastle entered into an Agreement and Plan of Merger (the “Merger Agreement”), with MM Air Limited, a Bermuda exempted company (“Parent”), and MM Air Merger Sub Limited, a Bermuda exempted company and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, among other things, Merger Sub will merge with and into the Company, with Aircastle surviving as a wholly owned subsidiary of Parent (the “Merger”). Parent and Merger Sub are newly-formed entities controlled by affiliates of Marubeni and Mizuho Leasing.
Pursuant to the Merger Agreement, subject to certain conditions set forth therein, at the effective time of the Merger (the “Effective Time”), each issued and outstanding common share, par value $0.01 per share, of the Company (the “Common Shares”) (other than (i) shares to be canceled or converted into shares of the surviving company pursuant to the Merger Agreement and (ii) restricted shares to be canceled and exchanged pursuant to the Merger Agreement), shall be converted into the right to receive $32.00 in cash, without interest (the “Merger Consideration”).
Consummation of the Merger is subject to the satisfaction of certain remaining customary closing conditions, including, without limitation, (i) approval of the Merger Agreement and the transactions contemplated thereby by the affirmative votes of a majority of the votes cast by holders of outstanding Common Shares at a meeting of the Company’s shareholders; (ii) the receipt of any applicable pre-clearance or similar approval of certain remaining specified jurisdictions (i.e., Chile, Mexico and Morocco), and all required regulatory approvals being in full force and effect; (iii) the absence of any law, judgment or other legal restraint that prevents, makes illegal or prohibits the consummation of the Merger and the other transactions contemplated by the Merger Agreement; (iv) the accuracy of each party’s representations and warranties (subject to certain qualifications); (v) each party’s performance in all material respects of its obligations contained in the Merger Agreement; and (vi) the absence of a material adverse effect on the Company since the date of the Merger Agreement.
The Merger Agreement includes customary representations, warranties and covenants of Aircastle, Parent, and Merger Sub. Among other things, Aircastle has agreed to customary covenants regarding the operation of the business of Aircastle and its subsidiaries prior to the closing. Aircastle is permitted to pay regular quarterly dividends up to $0.32 per common share pursuant to the Merger Agreement. The Company currently anticipates that the Merger will close in the first half of calendar year 2020, subject to the satisfaction of the remaining customary closing conditions.
Competitive Strengths
We believe that the following competitive strengths will allow us to capitalize on future growth opportunities in the global aviation industry:

•
Diversified portfolio of modern aircraft. We have a portfolio of modern aircraft that is diversified with respect to lessees, geographic markets, lease maturities and aircraft types. As of December 31, 2019, our owned and managed aircraft portfolio consisted of 287 aircraft, comprised of a variety of aircraft types leased to 85 lessees located in 49 countries. Lease expirations for our owned aircraft are well dispersed, with a weighted-average remaining lease term of 4.8 years. This provides the company with a long-dated base of contracted revenues.

We believe our focus on portfolio diversification reduces the risks associated with individual lessee defaults and adverse geopolitical or economic issues, and results in generally predictable cash flows.

•
Flexible, disciplined acquisition approach and broad investment sourcing network. Since our formation, we have acquired 519 aircraft for $17.27 billion. Our investment strategy is to seek out the best risk-adjusted return opportunities across the commercial jet market, so our acquisition targets vary with market opportunities. We source our acquisitions through well-established relationships with airlines, other aircraft lessors, manufacturers, financial institutions and other aircraft owners. Since our formation in 2004, we built our aircraft portfolio through more than 168 transactions with 94 counterparties.

•
Significant experience in successfully selling aircraft throughout their life cycle. Our team is adept at managing and executing the sale of aircraft. Since our formation, we have sold 241 aircraft for $5.78 billion. These sales produced net gains of $368.4 million and involved a wide range of aircraft types and buyers. Of these aircraft, 162, or 67%, were over fourteen years old at the time of sale; many of these being sold on a part-out disposition basis, where the airframe and engines may be sold to various buyers. We believe our competence in selling older aircraft is one of the capabilities that sets us apart from many of our competitors.

•
Strong capital raising track record and access to a wide range of financing sources. Aircastle is a publicly listed company, and our shares have traded on the New York Stock Exchange (“NYSE”) since 2006. Since our inception in late 2004, we raised $1.69 billion in equity capital from private and public investors. Our largest shareholder is Marubeni, with whom we maintain a strong, strategic relationship. We also obtained $16.90 billion in debt capital from a variety of sources including the unsecured bond market, commercial banks, export credit agency-backed debt, and the aircraft securitization market. The diversity and global nature of our financing sources demonstrates our ability to adapt to changing market conditions and seize new opportunities.

•
Our capital structure provides investment flexibility. We have $950.0 million available from unsecured revolving credit facilities that expire in 2021 and 2022, thereby limiting our near-term financial markets exposure. Given our relatively limited future capital commitments, we have the resources to take advantage of future investment opportunities. Our large unencumbered asset base and our unsecured revolving lines of credit give us access to the unsecured bond market, allowing us to pursue a flexible and opportunistic investment strategy.

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

Business Strategy
Aircraft owners have benefited from the low interest rate environment in recent years. Particularly strong conditions in the debt capital markets have provided select borrowers, including Aircastle, access to attractively priced, flexible financing. This provides us a competitive advantage over many airlines and lessors. Geopolitical and macroeconomic events may increase the cost of capital and limit its availability in the future. Market dislocations may also, however, provide attractive investment opportunities for Aircastle.
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

•
Selling assets when attractive opportunities arise. We sell assets with the aim of realizing profits and reinvesting proceeds. We also use asset sales for portfolio management purposes, such as reducing lessee specific concentrations and lowering residual value exposures to certain aircraft types. Since our formation, we have sold aircraft to 73 buyers.

•
Maintaining efficient access to capital from a wide set of sources and leveraging our recent investment grade credit rating. We believe the aircraft investment market is influenced by the business cycle. Our strategy is to increase our purchase activity when prices are low and to emphasize asset sales when prices are high. To implement this approach, we believe it is important to maintain access to a wide variety of financing sources. During 2018, we improved our corporate credit ratings to an investment grade level by maintaining strong portfolio and capital structure metrics while achieving a critical size through accretive growth. We believe our investment grade rating not only reduces our borrowing costs, but also facilitates more reliable access to both unsecured and secured debt capital throughout the business cycle.

•
Leveraging our strategic relationships. We intend to capture the benefits provided through the extensive global contacts and relationships maintained by Marubeni, which is our largest shareholder and is one of the largest Japanese trading companies. Marubeni has enabled greater access to Japanese-based financing and helped source and develop our joint venture with Mizuho Leasing. See also description of Merger above.

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

•
Intending to pay quarterly dividends to our shareholders based on the Company’s sustainable earnings levels. Aircastle has paid dividends each quarter since our initial public offering in 2006. On October 28, 2019, our Board of Directors declared a regular quarterly dividend of $0.32 per common share, or an aggregate of $23.9 million for the three months ended December 31, 2019, which was paid on December 13, 2019 to holders of record on November 29, 2019. These dividend amounts may not be indicative of any future dividends. Our ability to pay quarterly dividends will depend upon many factors, including those as described in Item 1A. “Risk Factors” and elsewhere in this Annual Report.

Declaration Date	Dividend per Common Share	Aggregate Dividend Amount	Record Date	Payment Date
October 28, 2019	$0.32	$23,884	November 29, 2019	December 13, 2019
August 2, 2019	$0.30	$22,390	August 30, 2019	September 16, 2019
April 30, 2019	$0.30	$22,536	May 31, 2019	June 14, 2019
February 8, 2019	$0.30	$22,518	February 28, 2019	March 15, 2019
October 30, 2018	$0.30	$22,867	November 30, 2018	December 14, 2018
August 3, 2018	$0.28	$21,870	August 31, 2018	September 14, 2018
May 1, 2018	$0.28	$21,908	May 31, 2018	June 15, 2018
February 2, 2018	$0.28	$22,085	February 28, 2018	March 15, 2018
October 31, 2017	$0.28	$22,039	November 30, 2017	December 15, 2017
August 4, 2017	$0.26	$20,464	August 31, 2017	September 15, 2017
May 2, 2017	$0.26	$20,482	May 31, 2017	June 15, 2017
February 9, 2017	$0.26	$20,466	February 28, 2017	March 15, 2017
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
We have an experienced acquisition and sales team based in Stamford, Connecticut; Dublin, Ireland; and Singapore that maintains strong relationships with a wide variety of market participants throughout the world. We believe that our seasoned personnel and extensive industry contacts facilitate our access to acquisition and sales opportunities and that our strong operating track record facilitates our access to debt and equity capital markets.
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
Finance
We believe that cash on hand, payments received from lessees and other funds generated from operations, unsecured borrowings, borrowings from our revolving credit facilities, secured borrowings for aircraft, and other borrowings and proceeds from future aircraft sales will be sufficient to satisfy our liquidity and capital resource needs over the next twelve months. We may choose to repay all or a portion of such borrowings from time to time with the net proceeds from subsequent long-term debt financings, additional equity offerings or cash generated from operations and asset sales. Our ability to execute our business strategy, particularly the acquisition of additional commercial jet aircraft or other aviation assets, depends to a significant degree on our ability to obtain additional debt and equity capital on terms we deem attractive.
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
Aircraft Leases
Our aircraft are net leases whereby we retain the benefit, and bear the risk, of re-leasing and of the residual value of the aircraft at the end of the lease. Leasing can be an attractive alternative to ownership for an airline because leasing increases an airline’s fleet flexibility, requires lower capital commitments, and significantly reduces aircraft residual value risks for the airline. Typically, the lessee agrees to lease an aircraft for a fixed term, although certain of our leases allow the lessee the option to extend the lease for an additional term or, in rare cases, terminate the lease prior to its expiration. As a percentage of lease rental revenue for the year ended December 31, 2019, our two largest customers, IndiGo and Lion Air, accounted for 9% and 6%, respectively.

The scheduled maturities of our aircraft leases by aircraft type grouping currently are as follows, taking into account sales, sale agreements, lease placements and renewal commitments as of February 10, 2020:

	2020	2021	2022	2023	2024	2025	2026	2027	2028	2029	2030	2031	Off-Lease(1)	Sold or Sale Agreement	Total
A319/A320/A320neo/A321	9	13	16	21	40	22	10	10	3	—	—	—	—	21	165
A330-200/300	2	1	—	—	2	3	1	4	1	1	3	1	—	—	19
737-700/800/900ER	1	4	18	17	12	5	5	5	2	5	—	—	1	5	80
777-300ER	—	—	—	—	—	2	2	1	—	—	—	—	—	—	5
E195	—	—	—	3	2	—	—	—	—	—	—	—	—	—	5
Freighters	—	—	—	1	2	—	—	—	1	—	—	—	—	—	4
Total	12	18	34	42	58	32	18	20	7	6	3	1	1	26	278
______________

(1)	Consisted of one Boeing 737-800 aircraft which we are marketing for lease or sale.
2020 Lease Expirations and Lease Placements
We began 2020 with 32 aircraft having scheduled lease expirations in 2020 and three off-lease aircraft. As of February 10, 2020, we have agreements to lease or extend thirteen of these aircraft and to sell nine others. Of the remaining thirteen aircraft, which account for 3.9% of our net book value at December 31, 2019, we expect that six aircraft will be sold at lease end, with the remaining seven aircraft still to be placed.
2021-2024 Lease Expirations and Lease Placements
Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in the period 2021-2024, representing the percentage of our net book value at December 31, 2019, specified below:

•	2021: 18 aircraft, representing 5%;

•	2022: 34 aircraft, representing 10%;

•	2023: 42 aircraft, representing 12%; and

•	2024: 58 aircraft, representing 21%.
Lease Payments and Security. Each of our leases requires the lessee to pay periodic rentals during the lease term. As of December 31, 2019, rentals on more than 93% of our leases, as a percentage of net book value, are fixed and do not vary according to changes in interest rates. For the remaining leases, rentals are payable on a floating interest-rate basis. Virtually all lease rentals are payable monthly in advance, and all lease rentals are payable in U.S. dollars.
Under our leases, the lessee must pay operating expenses payable or accrued during the term of the lease, which normally include maintenance, overhaul, fuel, crew, landing, airport and navigation charges, certain taxes, licenses, consents and approvals, aircraft registration and insurance premiums. Typically, the lessee is required to make payments for heavy maintenance, overhaul or replacement of certain high-value components of the aircraft. These maintenance payments are based on hours or cycles of utilization or on calendar time, depending upon the component, and are either made monthly in arrears or at the end of the lease term. Our determination of whether to permit a lessee to make a single maintenance payment at the end of the lease term, or to require such payments to be made monthly, depends on a variety of factors, including the creditworthiness of the lessee, the amount of security deposit which may be provided by the lessee and market conditions at the time. If a lessee is making monthly maintenance payments, we would typically be obligated to use the funds paid by the lessee during the lease term to reimburse the lessee for costs they incur for heavy maintenance, overhaul or replacement of certain high-value components, usually following completion of the relevant work. If a lease requires an end of lease maintenance payment, the lessee would typically be required to pay us for its utilization of the aircraft during the lease. In some cases, however, we may owe a net payment to the lessee in the event heavy maintenance is performed and the aircraft is returned to us in better condition than at lease inception.
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
We have a risk management team which undertakes detailed due diligence on lessees when aircraft are acquired with a lease already in place and for placement of aircraft with new lessees following lease expiration or termination.
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
We source and service investments for our joint venture and provide marketing, asset management and administrative services to it. We are paid market based fees for these services, which are recorded in Other revenue in our Consolidated Statements of Income.
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
Larger lessors are generally more focused on acquiring new aircraft via direct orders with the original equipment manufacturers and through purchase and lease-back transactions with airlines. These larger lessors include AerCap Holdings, GE Capital Aviation Services, Air Lease Corporation, SMBC Aviation Capital, BOC Aviation, Avolon Holdings, Aviation Capital Group and Dubai Aerospace Enterprise. In addition, several major Chinese financial institutions’ leasing subsidiaries are aggressively pursuing business, including Industrial and Commercial Bank of China (“ICBC”) and China Development Bank (“CDB”). In October 2019, Accipter and MCAP merged to create AMCK Aviation. In November 2019, DVB sold its aviation finance activities to MUFG Bank Ltd. In December 2019, GE Capital sold its PK AirFinance subsidiary to Apollo Global Management and Athene Holding. Tokyo Century Corporation, part of the Mizuho Group, acquired the remaining 80% interest in Aviation Capital Group it did not own in December 2019.
Competition for mid-aged and older aircraft typically comes from other competitors that, in many cases, rely on private equity or hedge fund capital sources. Such competitors include Carlyle Aviation Partners, Castlelake, Alterna Capital Partners and other players funded by alternative investment funds and companies. These companies are typically fund-based, rather than having permanent capital structures, and have benefited from the substantially improved availability of debt financing for mid-aged aircraft.
Competition for leasing or re-leasing of aircraft, as well as aircraft sales, is based principally upon the availability, type and condition of aircraft, user base, lease rates, prices and other lease terms. Aircraft manufacturers, leasing companies, airlines and other operators, distributors, equipment managers, financial institutions and other parties engaged in leasing, managing, marketing or remarketing aircraft compete with us, although their focus may be on different market segments and aircraft types.
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
Employees
As of December 31, 2019, we had 111 employees. None of our employees are covered by a collective bargaining agreement, and we believe that we maintain excellent employee relations. We provide certain employee benefits, including retirement benefits, and health, life, disability and accident insurance plans.
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
Our customers may also be subject to noise or emissions regulations in the jurisdictions in which they operate our aircraft. European countries, in particular, have strict environmental regulations, and, in 2008 the European Union (“E.U.”) introduced the European Emissions Trading Scheme (“EU ETS”), which was extended to include carbon dioxide (“CO2”) emissions from aviation in 2012. As a “cap and trade” mechanism, the legislation imposes the requirements of monitoring, reporting and verifying emissions on airlines, and caps CO2 emissions for each year at a level determined by the legislation. Under the scheme, an airline is only permitted to release as many CO2 emissions as the ‘carbon credits’ allocated it, with the total number of credits allocated to all airlines being equal to the cap. An airline may increase its allocation by purchasing credits from another airline. However, in 2014, the E.U. limited the application of the EU ETS to flights within the European Economic Area (“EEA”) and deferred any further application until 2024, pending a review of a new initiative by International Civil Aviation Organization (“ICAO”) put in place in 2016.
In October 2016, ICAO adopted a global market-based measure to control CO2 emissions from international aviation. This measure is the “Carbon Offsetting and Reduction Scheme” for International Aviation (“CORSIA”) with the aim of achieving carbon-neutral growth from 2020 onwards. The CORSIA pilot phase (2021-2023) and the CORSIA first phase (2024-2026) will apply only to routes between countries that have each volunteered to participate in the scheme. All airlines that operate routes between two volunteering countries will be subject to the offsetting requirements, which means that any such airline must buy an emissions credit that has been verified as having reduced emissions elsewhere to offset the emissions that that airline would otherwise not have caused. The requirement to offset emissions will be divided among airlines in proportion to their total CO2 emissions (but not the growth of emissions of the company), which is referred to as the “sectoral” approach to emissions. From 2030 onwards, this sectoral approach will transition to an approach instead based on each airline’s individual rate of growth. From 2030-2032, 20% of offsets will be calculated according to this “individual” approach, and the remaining 80% calculated by the “sectoral” approach. In 2033-2035, 70% of the offset requirements will be based on the “individual” approach.
In July 2016, the U.S. Environmental Protection Agency (“EPA”) determined that Greenhouse Gas (“GHG”) emissions from certain aircraft engines contribute to climate change and endangers the public’s health and the environment. The findings are for CO2, methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons, and sulfur hexafluoride. At that time, the EPA indicated its intention to promulgate new rules to adopt GHG standards promulgated by the ICAO. However, in June 2017, the United States indicated that it is reviewing whether it will remain fully committed to the ICAO rules, including CORSIA. No firm date for conclusion of this review has been announced.
Other environmental regulations to which our customers may be subject to include those relating to discharges to surface and subsurface waters, management of hazardous substances, oils, and waste materials, and other regulations affecting their aircraft operations.
Subsequent Events
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure since the balance sheet date of December 31, 2019 through the date of this filing, the date on which the consolidated financial statements included in this Form 10-K were issued.

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

•
availability of financing and other circumstances affecting airline liquidity, including covenants in financings, terms imposed by credit card issuers, collateral posting requirements contained in hedging contracts and the ability of airlines to make or refinance principal payments as they come due;

•	operating costs, including the price and availability of jet fuel, labor costs and insurance costs and coverages;

•	restrictions in labor contracts and labor difficulties, including pilot shortages;

•	economic conditions, including recession, financial system distress and currency fluctuations in the countries and regions in which the lessee operates or from which the lessee obtains financing;

•	aircraft accidents;

•	the continuing availability of government support, whether through subsidies, loans, guarantees, equity investments or otherwise;

•	changing political conditions, including risk of rising protectionism, restrictions on immigration or imposition of new trade barriers;

•	geopolitical and other events, including war, acts or threats of terrorism, outbreaks of epidemic diseases and natural disasters;

•	impact of climate change and emissions on demand for air travel;

•	cyber risk, including information hacking, viruses and malware; and

•	governmental regulation of, or affecting the air transportation business, including noise regulations, emissions regulations, climate change initiatives, and aircraft age limitations.
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
The availability and pricing of capital in the commercial bank market and in the unsecured bond market remain susceptible to global events, including, for example, political changes in the U.S. and abroad, rising interest rates, currency fluctuations, the rate of international economic growth and implications from changes in oil prices. If we need, but cannot obtain, adequate capital on satisfactory terms, or at all, as a result of negative conditions in the capital markets or otherwise, our business, financial condition, results of operations or our ability to pay dividends to our shareholders could be materially adversely affected. Additionally, such inability to obtain capital on satisfactory terms, or at all, could prevent us from pursuing attractive future growth opportunities.
We bear the risk of re-leasing and selling our aircraft.
We bear the risk of re-leasing or selling or otherwise disposing of our aircraft in order to continue to generate income. In certain cases we commit to purchase aircraft that are not subject to lease and therefore are subject to lease placement risk. We are exposed to the risk that the residual value of the aircraft will not be sufficient to permit us to fully recover or realize a gain on our investment in the aircraft and that we may have to record impairment charges as only a portion of an aircraft’s value is covered by contractual cash flows from leases. Further, our ability to re-lease, lease or sell aircraft on favorable terms, or at all, or without significant off-lease time and transition costs is likely to be adversely impacted by risks affecting the airline industry generally.
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
We own and lease long-lived assets and have written down the value of some of our assets. If market conditions worsen, or in the event of a customer default, we may be required to record further write-downs.
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
If anticipated aircraft lease cash flows or sales values worsen due to a decline in market conditions, or if a lessee defaults, we may have to reassess the carrying value of one or more of our aircraft. As aircraft approach the end of their economic lives, their carrying values may be more susceptible to non-recoverable declines in value because such assets will have a shorter opportunity in which to benefit from a market recovery. We monitor our fleet for aircraft that are more susceptible to failing our recoverability assessments within one year due to their sensitivity to changes in contractual cash flows, future cash flow estimates and aircraft residual or scrap values. As of December 31, 2019, no aircraft were on our monitoring list.
Our ability to obtain debt financing and our cost of debt financing is, in part, dependent upon our credit ratings and a credit downgrade or being put on negative watch could adversely impact our financial results.
Maintaining our credit ratings depends in part on strong financial results and in part on other factors, including the outlook of the ratings agencies on our sector and on the market generally. A credit rating downgrade or being put on negative watch may make it more difficult or costly for us to raise debt financing in the unsecured bond market, or may result in higher pricing or less favorable terms under other financings. Credit rating downgrades or being put on negative watch may make it more difficult and/or more costly to satisfy our funding requirements. In addition, any future tightening or regulation of financial institutions, including increasing capital reserves, could impact our ability to raise funds in the commercial bank loan market in the future.
An increase in our borrowing costs may adversely affect our earnings and cash available for distribution to our shareholders.
Some of our aircraft are financed under long-term debt financings. As these financings mature, we will be required to either refinance these instruments by entering into new financings, which could result in higher borrowing costs, or repay them by using cash on hand or cash from the sale of our assets.
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
On October 28, 2019, our Board of Directors declared a regular quarterly dividend of $0.32 per common share, or an aggregate of $23.9 million, which was paid on December 13, 2019 to holders of record on November 29, 2019. This dividend may not be indicative of the amount of any future quarterly dividends. Our ability to pay, maintain or increase cash dividends to our shareholders is subject to the discretion of our Board of Directors and will depend on many factors, including: our ability to comply with financial covenants in our financing documents that limit our ability to pay dividends and make certain other restricted payments; the difficulty we may experience in raising, and the cost of, additional capital and our ability to finance our aircraft acquisition commitments; our ability to re-finance our long-term financings; our ability to negotiate and enforce favorable lease rates and other contractual terms; the level of demand for our aircraft in the lease placement or sales markets; the economic condition of the commercial aviation industry generally; the financial condition and liquidity of our lessees; unexpected or increased aircraft maintenance or other expenses; the level and timing of capital expenditures, principal repayments and other capital needs; maintaining our credit ratings, our results of operations, financial condition and liquidity; legal restrictions on the payment of dividends, including a statutory dividend test and other limitations under Bermuda law; and general business conditions and other factors that our Board of Directors deems relevant. Additionally, the Merger Agreement permits the Company to declare and pay a regular quarterly dividend of up to $0.32 per common share. Some of these factors are beyond our control. In the future, we may choose to not pay dividends or may not be able to pay dividends, maintain our current level of dividends, or increase them over time. The failure to maintain or pay dividends may adversely affect our share price.
We are subject to risks related to our indebtedness that may limit our operational flexibility and our ability to compete with our competitors.
As of December 31, 2019, our total indebtedness was $5.06 billion, representing approximately 71.1% of our total capitalization. Aircastle Limited is either the principal obligor or has guaranteed most of this indebtedness, and we are responsible on a full recourse basis for timely payment when due and compliance with covenants under the related debt documentation. As a result of our substantial amount of indebtedness, we may be unable to generate sufficient cash to pay, when due, the principal of, interest on or other amounts due with respect to our indebtedness, and our substantial amount of indebtedness may increase our vulnerability to adverse economic and industry conditions, reduce our flexibility in planning for or reaction to changes in the business environment or in our business or industry, and adversely affect our cash flow and our ability to operate our business and compete with our competitors.
Our indebtedness subjects us to certain risks, including:

•
14.7% of our net book value serves as collateral for our secured indebtedness, and the terms of certain of our indebtedness require us to use proceeds from sales of aircraft, in part, to repay amounts outstanding under such indebtedness;

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
General Data Protection Regulation (“GDPR”) took effect on May 25, 2018, requiring us to protect the privacy of certain personal data of E.U. citizens. While we have implemented processes and controls to comply with GDPR requirements, the manner in which the E.U. will interpret and enforce certain provisions remains unclear and we could incur significant fines of up to 4% of worldwide revenue, individual damages and reputational risks if the E.U. determines that our controls and processes are ineffective and we have failed to adequately comply with the requirements.
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
In addition to factors linked to the aviation industry generally, other factors that may affect the value and lease rates of our aircraft include:

•	the age of the aircraft;

•	the particular maintenance and operating history of the airframe and engines;

•	the number of operators using that type of aircraft;

•	whether the aircraft is subject to a lease and, if so, whether the lease terms are favorable to us;

•	the demand for and availability of such aircraft at any given time;

•	applicable airworthiness directives or manufacturer’s service bulletins that have not yet been performed on the aircraft;

•	grounding orders or other regulatory action that could prevent or limit utilization of our aircraft;

•	any regulatory and legal requirements that must be satisfied before the aircraft can be purchased, sold or re-leased; and

•	compatibility of our aircraft configurations or specifications with those desired by the operators of other aircraft of that type.
Any decrease in the values of and lease rates for commercial aircraft which may result from the above factors or other unanticipated factors may have a material adverse effect on our financial results and growth prospects.
The advent of superior aircraft technology and higher production levels could cause our existing aircraft portfolio to become outdated and therefore less desirable.
As manufacturers introduce technological innovations and new types of aircraft, including the Boeing 787, the Airbus A350, the Airbus A220 (formerly the Bombardier C series) and re-engined and/or replacement types for the Boeing 737, Boeing 777, Airbus A320, Airbus A330 and Embraer E-Jet families of aircraft, certain aircraft in our existing aircraft portfolio may become less desirable to potential lessees or purchasers. This next generation of aircraft is expected to deliver improved fuel consumption and reduced noise and emissions with lower operating costs compared to current-technology aircraft. The Boeing 787 and 737 MAX and the Airbus A350, A320neo and A220 are all currently in production. The Boeing 777X is expected to enter service in 2021. Additionally, Commercial Aircraft Corporation of China Ltd., Mitsubishi and Russia’s United Aircraft Corporation are developing aircraft models that will compete with the Airbus A320 family aircraft, the Boeing 737 and the Embraer E-Jet.
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
In addition to noise restrictions, the U.S. and other jurisdictions have imposed limits on aircraft engine emissions, such as NOx, CO and CO2, consistent with current ICAO standards. European countries have relatively strict environmental regulations that can restrict operational flexibility and decrease aircraft productivity. The E.U. has included the aviation sector in its emissions trading scheme (“ETS”), and attempted to apply the ETS to flights outside of European airspace. As a result of opposition from other countries to the E.U. effort, in 2014, the E.U. limited the application of the E.U. ETS to flights within the European Economic Area (“EEA”) and deferred any further application until 2024, pending a review of the results of a new initiative introduced by the promulgated by ICAO. In October 2016, ICAO adopted a global market-based measure to control CO2 emissions from international aviation. This measure is the “Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”) with the aim of achieving carbon-neutral growth from 2020 onwards. The CORSIA pilot phase (2021-2023) and the CORSIA first phase (2024-2026) will apply only to routes between countries that have each volunteered to participate in the scheme. All airlines that operate routes between two volunteering countries will be subject to the offsetting requirements, which means that any such airline must buy an emissions credit that has been verified as having reduced emissions elsewhere to offset the emissions that that airline would otherwise not have caused. The requirement to offset emissions will be divided among airlines in proportion to their total CO2 emissions (but not the growth of emissions of the company), which is referred to as the “sectoral” approach to emissions. From 2030 onwards, this sectoral approach will transition to a new approach based on each airline’s individual rate of growth. From 2030-2032, 20% of offsets will be calculated according to this “individual” approach, and the remaining 80% calculated by the “sectoral” approach. In 2033-2035, 70% of the offset requirements will be based on the “individual” approach.

In 2015, over 190 countries, including the United States, reached an agreement to reduce global GHG emissions at the United Nations Framework Convention on Climate. The agreement does not expressly reference aviation, but if the agreement is implemented in the United States and other countries there could be an adverse direct or indirect effect on the aviation industry as a whole. On June 1, 2017 the United States announced that it intends to withdraw from the 2015 agreement and gave notice officially on November 4, 2019. The withdrawal would be effective November 4, 2020.
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
In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Additionally, older aircraft typically are less fuel-efficient than newer aircraft and may be more difficult to re-lease or sell, particularly if, due to increasing production rates by aircraft manufacturers or airline insolvencies or other distress, older aircraft are competing with newer aircraft in the lease or sale market. Expenses like fuel, carbon charges, aging aircraft inspections, maintenance or modification programs and related airworthiness directives could make the operation of older aircraft less economically viable and may result in increased lessee defaults. We may also incur some of these increased maintenance expenses and regulatory costs upon acquisition or re-leasing of our aircraft. Re-leasing larger wide-body aircraft may result in higher reinvestment and maintenance expenditures than re-leasing narrow-body aircraft.
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
We compete with other lessors, airlines, aircraft manufacturers, financial institutions, aircraft brokers and other investors with respect to aircraft acquisitions, leasing and sales. The aircraft leasing industry is highly competitive and may be divided into three basic activities: (i) aircraft acquisition; (ii) leasing or re-leasing of aircraft; and (iii) aircraft sales. Competition varies among these three basic activities.
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
Risks Related to our Order of New Embraer E-Jet E2 Aircraft
We have lease commitments for fourteen of the 25 Embraer E-Jet E2 aircraft that we contracted to purchase from Embraer and are scheduled for delivery between the third quarter of 2020 and second quarter of 2024. We do not yet have lease commitments for the remaining deliveries nor have we put financing in place for any of the Embraer E-Jet E2 aircraft deliveries. Our ability to lease these aircraft on favorable terms, if at all, may be adversely affected by desirability of this aircraft type and risks to the commercial airline industry generally. If we are unable to obtain commitments for the remaining deliveries or the necessary financing, if needed, or otherwise satisfy our contractual obligations to Embraer, we will be subject to several potential risks, including:

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
The Embraer E-Jet E2 is a new aircraft variant and first entered service in April 2018. The Embraer E-Jet E2 aircraft incorporates a modified version of the Pratt & Whitney geared turbofan engine. Airframe and engine manufacturers have occasionally experienced delays and technical difficulties in bringing new aircraft and engine types to market. If any aircraft for which we have made future lease commitments is delayed or if Embraer is unable to produce the aircraft in compliance with the performance specifications, some or all of our affected lessees might be able to terminate their leases with respect to such aircraft. Our purchase agreement with Embraer and the anticipated future leases for these aircraft contain certain cancellation rights related to delays in delivery. Any such termination could strain our relations with those lessees going forward. Lastly, we will rely on Embraer to return any advance deposits and progress payments if they are unable to meet their obligations to us, and we may not be able to recover such amounts if Embraer defaults or becomes insolvent. In July 2018, Airbus and Bombardier completed a previously announced partnership for the C-series aircraft (now known as the Airbus A220 model), which competes with the E-Jet E2. In December 2018, Boeing and Embraer announced a strategic partnership. As of today, the transaction has received the approval of both the U.S. and Brazil but the European Commission has yet to approve it. No assurance can be given that the Boeing and Embraer strategic partnership will receive European Commission approval, and that even if the transaction is consummated, what the implications could be for our commitments and the E-Jet E2 program. Any of these events could materially and adversely affect our financial results and operations.
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

Certain of our leases provide that the lessee is required to make periodic payments to us during the lease term in order to provide cash reserves for major maintenance. In these leases there is an associated liability for us to reimburse the lessee after such maintenance is performed. A substantial number of our leases do not provide for any periodic maintenance reserve payments to be made to us. Typically, these lessees are required to make payments at the end of the lease term. However, in the event such lessees default, the value of the aircraft could be negatively affected by the maintenance condition and we may be required to fund the entire cost of performing major maintenance on the relevant aircraft without, in either case, having received compensating maintenance payments from these lessees.
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
Emerging markets are countries which may be more vulnerable to economic and political problems, such as significant fluctuations in gross domestic product, interest and currency exchange rates, civil disturbances, government instability, nationalization and expropriation of private assets, unfavorable legal systems, change in law regarding recognition of contracts or ownership rights, changes in governments or government policy and the imposition of taxes or other charges by governments. The occurrence of any of these events in markets served by our lessees and the resulting instability may adversely affect our ownership interest in an aircraft or the ability of lessees which operate in these markets to meet their lease obligations and these lessees may be more likely to default than lessees that operate in developed economies. For the year ended December 31, 2019, 59 of our lessees, which operated 163 aircraft and generated 65% of our lease rental revenue, are domiciled or habitually based in emerging markets.
Risks Related to Our Lessees
Lessee defaults could materially adversely affect our business, financial condition and results of operations.
As a general matter, airlines with weak capital structures are more likely than well-capitalized airlines to seek operating leases, and, at any point in time, investors should expect a varying number of lessees and sub-lessees to experience payment difficulties. As a result of their weak financial condition and lack of liquidity, a portion of lessees over time may be significantly in arrears in their rental or maintenance payments. This is likely to continue to be the case in the future, particularly in difficult economic or operating environments. Liquidity issues are more likely to lead to airline failures in the periods of financial system distress, volatile fuel prices, and economic slowdown, with additional liquidity being more difficult and expensive to source. Given the size of our aircraft portfolio, we expect that from time to time some lessees will be slow in making, or will fail to make, their payments in full under their leases.
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
While we have the right to repossess the aircraft and to exercise other remedies upon a lessee default, repossession of an aircraft after a lessee default could lead to significantly increased costs for us. Those costs include legal and other expenses of court or other governmental proceedings, particularly if the lessee is contesting the proceedings or is in bankruptcy, and costs to obtain possession and/or de-registration of the aircraft and flight and export permissions. Delays resulting from any of these proceedings would increase the period of time during which the relevant aircraft is not generating revenue. We may also incur substantial maintenance, refurbishment or repair costs that a defaulting lessee has failed to incur or pay and that are necessary to put the aircraft in suitable condition for re-lease or sale. We may be required to pay off liens, claims, taxes and other governmental charges on the aircraft to obtain clear possession and to remarket the aircraft for re-lease or sale. We may also incur maintenance, storage or other costs while we have physical possession of the aircraft.
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
European Concentration
Thirty-four lessees in Europe accounted for 99 aircraft, totaling 26% of the net book value of our aircraft at December 31, 2019. Five lessees, accounting for 42 aircraft, are based in the U.K. The U.K. left the E.U. on January 31, 2020. The final terms of the U.K.’s future relations with the E.U. remain unclear and could potentially negatively impact carriers based in the U.K. and to a lesser extent elsewhere in the E.U.
Asian Concentration
Twenty-five lessees in Asia accounted for 94 aircraft, totaling 38% of the net book value of our aircraft at December 31, 2019. Growth in Asia has been strong, driven in large part by Southeast Asia and India. Eleven lessees accounting for 40 aircraft are based in Southeast Asia and four lessees accounting for 29 aircraft are based in India. There is risk of oversupply in the future driven by large outstanding order books of certain Southeast Asian and Indian carriers as well as infrastructure constraints. Asian airlines continue to face competition from new entrants and the growth of low cost carriers in the region.
North American Concentration
Ten lessees in North America accounted for 40 aircraft, totaling 13% of the net book value of our aircraft at December 31, 2019. Consolidation among major airlines in the U.S. has helped drive capacity discipline and pricing power.
South American Concentration
Seven lessees in South America accounted for 26 aircraft, totaling 15% of the net book value of our aircraft at December 31, 2019. One lessee in Chile accounted for thirteen aircraft, totaling 9% of the net book value of our aircraft at December 31, 2019.
Middle East and African Concentration
Eight lessees in the Middle East and Africa accounted for sixteen aircraft, totaling 7% of the net book value of our aircraft at December 31, 2019. One lessee in South Africa accounted for four aircraft totaling 3% of net book value.

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
Terrorist attacks and geopolitical conditions can negatively affected the airline industry, and concerns about geopolitical conditions and further terrorist attacks could continue to negatively affect airlines (including our lessees), resulting in: (i) higher costs due to the increased security measures; (ii) decreased passenger demand and revenue due to safety concerns or the inconvenience of additional security measures; (iii) higher price of jet fuel; (iv) higher financing costs and difficulty in raising the desired amount of proceeds on favorable terms, or at all; (v) significantly higher costs of aircraft insurance coverage for future claims caused by acts of war, terrorism, sabotage, hijacking and other similar perils, and the extent to which such insurance has been or will continue to be available; (vi) limited ability of airlines to reduce their operating costs and conserve financial resources, taking into account the increased costs incurred as a consequence of terrorist attacks and geopolitical conditions, including those referred to above; and (vii) special charges recognized by some airlines, such as those related to the impairment of aircraft and other long lived assets stemming from the above conditions.
Economic conditions and regulatory changes resulting from the United Kingdom’s (“U.K.”) probable exit from the E.U. could have an adverse effect on our business.
In June 2016, voters in the U.K. approved a referendum to exit from the E.U., known as Brexit and the U.K. subsequently left the E.U. on January 31, 2020, though current trade arrangements will remain in place during a transition period, set to end in December 2020. Brexit could result in adverse consequences, including deterioration in economic conditions, volatility in currency exchange rates or adverse impact to air travel and the air freight market. These impacts may negatively impact the airline and finance industries. Future trade arrangements are being negotiated and could have an adverse effect on U.K. carriers, and to a lesser extent other carriers. The effects of Brexit on us will depend on the resulting agreements regarding trade and travel made between the U.K. and the E.U.

Epidemic diseases, severe weather conditions, natural disasters or their perceived effects may negatively impact the airline industry and our lessees’ ability to meet their lease payment obligations to us.
Recently, a novel strain of coronavirus first identified in Wuhan, Hubei Province, China has led to travel restrictions and cancellation of flights impacting some of our customers. While it is difficult to predict the extent to which the virus may spread both within and beyond China, the outbreak could lead to further restrictions and negatively impact demand for air travel, which could affect our airline customers and have an adverse effect on our financial performance. In addition, if another outbreak of epidemic diseases were to occur, numerous responses, including travel restrictions, might be necessary to combat the spread of the disease. Even if restrictions are not implemented, passengers may voluntarily choose to reduce travel. Additional outbreaks of epidemic diseases, or the fear of such events, could result in travel bans or could have an adverse effect on our financial results. Similarly, demand for air travel or the inability of airlines to operate to or from certain regions due to severe weather conditions or natural disasters, such as floods, earthquakes or volcanic eruptions, could have an adverse effect on our lessees’ ability to their lease payment obligations to us, which could negatively impact our financial results.
Risks Related to the Boeing 737 MAX Groundings
As a result of two fatal accidents of Boeing 737 MAX aircraft within five months of each other, airlines and regulators grounded the worldwide fleet of Boeing 737 MAX aircraft in March 2019. Boeing continued to produce 737 MAX aircraft until January 2020, and these aircraft remain undelivered. The duration of the Boeing 737 MAX grounding and the timing of its eventual return to service are uncertain, and it is also uncertain when Boeing may resume production and at what rate it may produce these aircraft. We do not own, nor do we have commitments to purchase, any Boeing 737 MAX aircraft. Nevertheless, the uncertainty surrounding the duration of the grounding, the rate of Boeing’s continued production and the timing and implications of any return to service could negatively impact our lessees’ financial condition, lease rates, demand for other aircraft types and the value of the aircraft in our fleet. A similar type of grounding for other aircraft types that we have in our fleet, or have commitments to purchase, could also negatively affect our financial results.
Risks Related to Our Organization and Structure
If the ownership of our common shares continues to be highly concentrated, it may prevent minority shareholders from influencing significant corporate decisions and may result in conflicts of interest.
As of February 10, 2020, Marubeni owns 21,605,347 shares, or 28.8% of our common shares. Although the Shareholder Agreement, dated as of June 6, 2013, among us, Marubeni and a subsidiary of Marubeni (as amended and restated from time to time, the “Shareholder Agreement”), imposes certain restrictions on Marubeni’s and its affiliates’ ability to make additional acquisitions of our common shares, Marubeni, nonetheless, may be able to influence fundamental corporate matters and transactions, including the election of directors; mergers or amalgamations (subject to prior board approval); consolidations or acquisitions; the sale of all or substantially all of our assets; in certain circumstances, the amendment of our bye-laws; and our winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by our other shareholders. The interests of Marubeni may not always coincide with our interests or the interests of our other shareholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of our company. Also, Marubeni may seek to cause us to take courses of action that, in its judgment, could enhance its investment in us, but which might involve risks to our other shareholders or adversely affect us or our other shareholders. In addition, under the Shareholder Agreement, based on the current ownership of our common shares by Marubeni and the current size of our Board of Directors, Marubeni is entitled to designate three directors for election to our Board of Directors. As a result of these or other factors, the market price of our common shares could decline or shareholders might not receive a premium over the then-current market price of our common shares upon a change in control. In addition, this concentration of share ownership may adversely affect the trading price of our common shares because investors may perceive disadvantages in owning shares in a company with a significant shareholder.
We are a holding company with no operations and rely on our operating subsidiaries to provide us with funds necessary to meet our financial obligations.
We are a holding company with no material direct operations. Our principal assets are the equity interests we directly or indirectly hold in our operating subsidiaries. As a result, we are dependent on loans, dividends and other payments from our subsidiaries to generate the funds necessary to meet our financial obligations and to pay dividends to our shareholders. Although there are currently no material legal restrictions on our operating subsidiaries’ ability to distribute assets to us, legal restrictions, including governmental regulations and contractual obligations, could restrict or impair our operating subsidiaries’ ability to pay dividends or make loan or other distributions to us. Our subsidiaries are legally distinct from us and may be prohibited or restricted from paying dividends or otherwise making funds available to us under certain conditions.
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
Our joint venture may have an adverse effect on our business.
Our joint venture involves significant risks that may not be present with other methods of ownership, including:

•	we may not realize a satisfactory return on our investment or the joint venture may divert management’s attention from our business;

•	our joint venture partner could have investment goals that are not consistent with our investment objectives, including the timing, terms and strategies for any investments;

•	our joint venture partner might fail to fund its share of required capital contributions or fail to fulfill its obligations as a joint venture partner;

•	decisions of our partner to sell aircraft in our joint venture may have an impact on our financial performance; and

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

•
the inability to complete the Merger due to the failure to satisfy the remaining conditions to the consummation of the Merger, including receipt of the required shareholder approval or the remaining required regulatory approvals;

•	the risk that the Merger Agreement may be terminated in certain limited circumstances that require us to pay Parent a termination fee of $73.5 million;

•	risks that the proposed Merger disrupts our current plans and operations or affects our ability to retain or recruit key employees;

•	the effect of the pending Merger on Aircastle’s business relationships (including, without limitation customers and suppliers), operating results and business generally;

•	the amount of the costs, fees, expenses and charges related to the Merger;

•	risks related to the Merger diverting management’s or employees’ attention from ongoing business operations;

•	the risk that our share price may decline significantly if the Merger is not completed;

•	announcements by us, our competitors or our suppliers of significant contracts, acquisitions, disposals, strategic partnerships, joint ventures or capital commitments;

•	speculation in the press or investment community;

•	changes or proposed changes in laws or regulations affecting the aviation industry or enforcement of these laws and regulations, or announcements relating to these matters; and

•	general market, political and economic conditions and local conditions in the markets in which our lessees are located.
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
As of February 10, 2020, there were 75,109,023 shares issued and outstanding, all of which are freely transferable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Approximately 28.8% of our outstanding common shares are held by our affiliate, Marubeni, and can be resold into the public markets in the future in accordance with the requirements of Rule 144 under the Securities Act.
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
As of February 10, 2020, we had an aggregate of 149,608,871 common shares authorized but unissued and not reserved for issuance under our incentive plan. We may issue all of these common shares without any action or approval by our shareholders. We intend to continue to actively pursue acquisitions of aviation assets and may issue common shares in connection with these acquisitions. Any common shares issued in connection with our acquisitions, our incentive plan, and the exercise of outstanding share options or otherwise would dilute the percentage ownership held by existing shareholders.
Risks Related to Taxation
If Aircastle were treated as engaged in a trade or business in the United States, it would be subject to U.S. federal income taxation on a net income basis, which would adversely affect our business and result in decreased cash available for distribution to our shareholders.
If, contrary to expectations, Aircastle were treated as engaged in a trade or business in the United States, the portion of its net income, if any, that was “effectively connected” with such trade or business would be subject to U.S. federal income taxation at a maximum rate of 35% for taxable years ending on or prior to December 31, 2017 and 21% for taxable years beginning after December 31, 2017 (such rate, the “Federal Rate”). Such reduction in the Federal Rate occurred as a result of the passage of The Tax Cuts and Jobs Act on December 22, 2017 (the “Tax Act”). In addition, Aircastle would be subject to the U.S. federal branch profits tax on its effectively connected earnings and profits at a rate of 30%. The imposition of such taxes would adversely affect our business and would result in decreased cash available for distribution to our shareholders.
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
We expect that we are currently eligible for an exemption under Section 883 of the Internal Revenue Code of 1986, as amended (the “Code”), which provides an exemption from U.S. federal income taxation with respect to rental income derived from aircraft used in international traffic by certain foreign corporations. No assurances can be given that we will continue to be eligible for this exemption as our stock is traded on the market and changes in our ownership or the amount of our shares that are traded could cause us to cease to be eligible for such exemption. To qualify for this exemption in respect of rental income, the lessor of the aircraft must be organized in a country that grants a comparable exemption to U.S. lessors (Bermuda and Ireland each do), and certain other requirements must be satisfied. We can satisfy these requirements in any year if, for more than half the days of such year, our shares are primarily and regularly traded on a recognized exchange and certain shareholders, each of whom owns 5% or more of our shares (applying certain attribution rules), do not collectively own more than 50% of our shares. Our shares will be considered to be primarily and regularly traded on a recognized exchange in any year if: (i) the number of trades in our shares effected on such recognized stock exchanges exceed the number of our shares (or direct interests in our shares) that are traded during the year on all securities markets; (ii) trades in our shares are effected on such stock exchanges in more than de minimis quantities on at least 60 days during every calendar quarter in the year; and (iii) the aggregate number of our shares traded on such stock exchanges during the taxable year is at least 10% of the average number of our shares outstanding in that class during that year. Following the Merger, these stock ownership requirements will be tested at the Marubeni and Mizuho Leasing levels such that Aircastle and its subsidiaries can continue qualify for the Section 883 exemption if the stock of Marubeni is considered to be primarily and regularly traded on a recognized stock exchange and non-qualifying 5% or greater shareholders are not considered to collectively own more than 50% of Marubeni’s shares, as described above. If our (or, following the Merger, Marubeni’s) shares cease to satisfy these requirements, then we may no longer be eligible for the Section 883 exemption with respect to rental income earned by aircraft used in international traffic. If we were not eligible for the exemption under Section 883 of the Code, we expect that the U.S. source rental income of Aircastle Bermuda generally would be subject to U.S. federal taxation, on a gross income basis, at a rate of not in excess of 4% as provided in Section 887 of the Code. If, contrary to expectations, Aircastle Bermuda did not comply with certain administrative guidelines of the Internal Revenue Service, such that 90% or more of Aircastle Bermuda’s U.S. source rental income were attributable to the activities of personnel based in the United States, Aircastle Bermuda’s U.S. source rental income would be treated as income effectively connected with the conduct of a trade or business in the United States. In such case, Aircastle Bermuda’s U.S. source rental income would be subject to U.S. federal income taxation on its net income at the Federal Rate as well as state and local taxation. In addition, Aircastle Bermuda would be subject to the U.S. federal branch profits tax on its effectively connected earnings and profits at a rate of 30%. The imposition of such taxes would adversely affect our business and would result in decreased cash available for distribution to our shareholders.
Bermuda Economic Substance Act 2018
Pursuant to the Economic Substance Act 2018 (as amended) of Bermuda (the “ESA”) that came into force on January 1, 2019, a registered entity other than an entity which is resident for tax purposes in certain jurisdictions outside Bermuda (“non-resident entity”) that carries on as a business any one or more of the “relevant activities” referred to in the ESA must comply with economic substance requirements.  The ESA may require in-scope Bermuda entities which are engaged in such “relevant activities” to be directed and managed in Bermuda, have an adequate level of qualified employees in Bermuda, incur an adequate level of annual expenditure in Bermuda, maintain adequate physical presence in Bermuda or perform core income-generating activities in Bermuda.  The list of “relevant activities” includes carrying on any one or more of: banking, insurance, fund management, financing and leasing (which excludes operating leases), headquarters, shipping, distribution and service center, intellectual property and holding entities.
Entities subject to the economic substance requirements will be required to evidence their compliance and file an economic substance declaration with the Registrar of Companies in Bermuda on an annual basis.
Any entity that must satisfy economic substance requirements but fails to do so could face financial penalties, a restriction of its business activities, automatic reporting by the Bermuda authorities to the competent authorities in the European Union on an entity’s non-compliance or being struck-of as a registered entity in Bermuda. If any one of the foregoing were to occur it may adversely affect the business operations of the Company or its Bermuda subsidiaries.
The Company and its Bermuda subsidiaries believe they have complied with the ESA requirements and will file an economic substance declaration with the Registrar of Companies in Bermuda.  The Registrar of Companies in Bermuda will ultimately assess compliance with the ESA requirements.
One or more of our Irish subsidiaries could fail to qualify for treaty benefits, including as a result of the Merger, which would subject certain of their income to U.S. federal income taxation, which could adversely affect our business and result in decreased cash available for distribution to our shareholders.
Qualification for the benefits of the double tax treaty between the United States and Ireland (the “Irish Treaty”) depends on many factors, including, historically, our ability to establish the identity of the ultimate beneficial owners of our common shares. Following the Merger, we do not expect that our Irish subsidiaries will qualify for benefits under the Irish Treaty solely on the basis of our beneficial ownership, which will change significantly as a result of the Merger. Certain of our Irish subsidiaries may continue to qualify for benefits under the Irish Treaty following the Merger if such subsidiaries are considered to be engaged in an active trade or business in Ireland for purposes of the Irish Treaty. However, the ability to satisfy the Irish Treaty’ s active trade or business standard is subject to significant legal and factual uncertainties, which may prevent our Irish subsidiaries from receiving benefits under the Irish Treaty. Accordingly, for any year, our Irish subsidiaries may not satisfy the requirements of the Irish Treaty or may be deemed to have a permanent establishment in the United States. Moreover, the provisions of the Irish Treaty may change. Failure to so qualify, or to be deemed to have a permanent establishment in the United States, could result in the rental income from aircraft used for flights within the United States being subject to increased U.S. federal income taxation. The imposition of such taxes would adversely affect our business and would result in decreased cash available for distribution to our shareholders.

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

The introduction of Base Erosion and Profit Shifting by the Organization for Economic Cooperation and Development's may impact our effective tax rate in future periods.
The Organization for Economic Co-operation and Development (the “OECD”) has introduced an action plan with respect to base erosion and profit shifting (“BEPS”).  The plan targets among other things tax avoidance measures such as hybrid instruments, excessive interest deductions, treaty shopping, and permanent establishment avoidance.
As part of its BEPS actions, the OECD published the “Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Shifting” (the “MLI”). Since June 7, 2017, representatives from over 93 jurisdictions have signed up to the MLI. MLI seeks to incorporate agreed tax treaty-related measures combating tax avoidance into bilateral existing tax treaties without the need to negotiate a new treaty. MLI may apply to double tax treaties entered into by other countries in which we have operations (in some cases with effect from as early as January 1, 2019).
MLI entered into force for Ireland on May 1, 2019, and became effective for withholding tax on January 1, 2020. MLI changed Ireland's treaties by including a principal purpose test (“PPT”), which will disallow treaty benefits where it is reasonable to conclude that the main purpose or one of the main purposes of a transaction or arrangement is to obtain directly or indirectly the benefits of the treaty. Given the subjectivity of the PPT, there is a risk that each counterparty jurisdiction will interpret it differently, which creates uncertainty in its application to leasing and other arrangements. Until such time as countries develop guidance on how the test will be applied, it will be difficult to determine its effect on us.
Ireland did not adopt MLI’s “dependent agent” permanent establishment threshold.  Some countries could seek a bilateral re-negotiation on the point to change the dependent agent provisions in their tax treaty with Ireland.  Any such change could take some time to be agreed and subsequently ratified before it could come into effect.
Further changes to tax law will be required in order to fully implement the BEPS action plans. At this moment, it is difficult to determine what further BEPS actions the governments of lessee jurisdictions will implement. Depending on the nature of the BEPS action plans adopted, it may result in an increase in our effective tax rate and cash taxes liabilities in future periods.
The E.U. Anti-tax Avoidance proposals may impact our effective rate of tax in future periods.
The Council of the E.U. has implemented the E.U. Anti-Tax Avoidance Directives (“EU ATAD”) and the amending Directive (“EU ATAD 2”). These Directives seek to oblige all E.U. member states to introduce a number of anti-tax avoidance measures.
Most of the measures were implemented with effect from January 1, 2019, though certain measures may be deferred to 2024. The EU ATAD contemplates the introduction of a restriction on the deductibility of interest, measures in respect of certain hybrid transactions and instruments, an exit charge, a switch over rule, controlled foreign company rules as well as a general anti-avoidance rule.
Ireland sought to defer the introduction of rules restricting the tax deductibility of interest payments until 2024. However it seems increasingly likely that Ireland may seek to introduce these rules from January 1, 2021. The current proposal would restrict the tax deductibility of interest expense to 30% of EBITDA or possibly a higher threshold if the third-party group interest expense ratio to group EBITDA is higher than 30%. This measure may impact the ability of our Irish tax resident companies to claim a tax deduction for interest payments.
The impact of the other measures in respect of certain hybrid transactions and instruments, an exit charge, a switch over rule, controlled foreign company rules as well as a general anti-avoidance rule will depend on the exact scope of these measures. The impact on the Company’s tax position (if any), will depend on the implementation of these measures in Ireland and other EU jurisdictions where we have operations.
Risks Related to the Proposed Merger
The Merger is subject to closing conditions, including governmental, regulatory and shareholder approvals, as well as other uncertainties and there can be no assurances as to whether and when it may be completed. Failure to complete the Merger could negatively impact our share price, future business and financial results.
There can be no assurance that the proposed Merger will occur. Consummation of the Merger is subject to certain customary conditions, including, without limitation: (i) approval of the Merger Agreement and the transactions contemplated thereby by the affirmative votes of a majority of the votes cast by holders of outstanding Common Shares at a meeting of the Company’s shareholders; (ii) the receipt of any applicable pre-clearance or similar approval of certain remaining specified jurisdictions (i.e., Chile, Mexico and Morocco), and all required regulatory approvals being in full force and effect; (iii) the absence of any law, judgment or other legal restraint that prevents, makes illegal or prohibits the consummation of the Merger and the other transactions contemplated by the Merger Agreement; (iv) the accuracy of each party’s representations and warranties (subject to certain qualifications); (v) each party’s performance in all material respects of its obligations contained in the Merger Agreement; and (vi) the absence of a material adverse effect on the Company since the date of the Merger Agreement.
While we believe we will receive the requisite approvals, there can be no assurance that these and other conditions to closing will be satisfied at all or satisfied on the proposed terms and schedules as contemplated by the parties. Satisfaction of the closing conditions may delay the consummation of the Merger, and if certain closing conditions are not satisfied prior to the end date specified in the Merger Agreement, the parties will not be obligated to complete the Merger.
If the Merger is not completed for any reason, we will have incurred substantial expenses. We have incurred substantial legal, accounting and financial advisory fees that are payable by us whether or not the Merger is completed, and our management has devoted considerable time and effort in connection with the pending Merger. The Merger Agreement contains specified termination rights for each of the parties. Upon termination of the Merger Agreement under specified circumstances, including with respect to the Company’s entry into an agreement with respect to a qualifying “Superior Proposal” (as defined in the Merger Agreement), the Company will be required to pay Parent a termination fee of $73.5 million. For these and other reasons, a failed merger could materially adversely affect our business, operating results or financial condition. In addition, the trading price of our common stock could be adversely affected to the extent that the current price reflects an assumption that the Merger will be completed.
The pendency of the Merger may cause disruptions in our business, which could have an adverse effect on our business, financial condition or results of operations.
The pendency of the Merger could cause disruptions in and create uncertainty regarding our business, which could have an adverse effect on our financial condition and results of operations, regardless of whether the Merger is completed. These risks, which could be exacerbated by a delay in the consummation of the Merger, include the following:

•
key management and other employees may be difficult to retain or may become distracted from day-to-day operations because matters related to the Merger may require substantial commitments of their time and resources, which could adversely affect our operations and financial results;

•
our ability to pursue alternative business opportunities, including strategic acquisitions, is limited by the terms of the Merger Agreement. If the Merger is not completed for any reason, there can be no assurance that any other transaction acceptable to us will be offered or that our business, prospects or results of operations will not be adversely affected;

•
our ability to make appropriate changes to our business may be restricted by covenants in the Merger Agreement; these restrictions generally require us to conduct our business in the ordinary course and subject us to a variety of specified limitations absent Parent’s prior written consent. We may find that these and other contractual restrictions in the Merger Agreement may delay or prevent us from responding, or limit our ability to respond, effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management believes they may be advisable; and

•	the costs and potential adverse outcomes of litigation relating to the Merger.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We lease office space in Stamford, Connecticut, Dublin, Ireland and in Singapore. The lease for our current office in Stamford, Connecticut expires in August 2028. The lease for our Dublin office expires in June 2026 and the lease on our Singapore office expires in July 2022. None of these leases are individually material to the Company’s consolidated financial statements.
We believe our current facilities are adequate for our current needs and that suitable additional space will be available as and when needed.
ITEM 3. LEGAL PROCEEDINGS
On December 18, 2019, a purported shareholder of Aircastle filed a lawsuit against Aircastle and its directors and certain of its officers in the United States District Court for the Southern District of New York, captioned David Younge v. Aircastle Limited, et al., Case No. 1:19-cv-11574. Also on December 18, 2019, a purported shareholder of Aircastle filed a putative class action lawsuit against Aircastle and its directors in the United States District Court for the District of Delaware, captioned Jordan Rosenblatt v. Aircastle Limited, et al., Case No. 1:19-cv-02295. On January 3, 2020, a purported shareholder of Aircastle filed a lawsuit against Aircastle and its directors in the United States District Court for the District of Connecticut, captioned Ruda Anderson v. Aircastle Limited, et al., Case No. 3:20-cv-00017. On January 21, 2020, a purported shareholder of Aircastle filed a lawsuit against Aircastle and its directors in the United States District Court for the Eastern District of New York, captioned Sherie Johnson v. Aircastle Limited, et al., Case No. 1:20-cv-00334. On January 28, 2020, a purported shareholder of Aircastle filed a lawsuit against Aircastle and its directors in the United States District Court for the Southern District of New York, captioned Howard Shoemaker v. Aircastle Limited, et al., Case No. 1:20-cv-00746. These five complaints allege that, among other things, the defendants violated Sections 14(a) and 20(a) of the Exchange Act and SEC Rule 14d 9 by omitting or misrepresenting certain allegedly material information in the proxy statement. These complaints seek, among other things: (i) injunctive relief preventing the consummation of the proposed transaction; (ii) rescissory damages or rescission in the event the proposed transaction is consummated; and (iii) plaintiffs’ attorneys’ and experts’ fees. The defendants believe the claims asserted in these complaints are without merit.
On January 2, 2020, a purported shareholder of Aircastle filed a putative class action lawsuit against Aircastle and its directors in the Superior Court of Connecticut, Judicial District of Stamford-Norwalk, captioned Daniel Hotop v. Aircastle Limited, et al., Case No. FST-CV20-6045115 (the “Hotop Complaint”).  The Hotop Complaint alleges that the directors breached their fiduciary duties by: (i) entering into the proposed transaction through a flawed process; (ii) accepting an unfair price; and (iii) filing a materially deficient proxy statement.  The Hotop Complaint seeks, among other things: (a) injunctive relief preventing the consummation of the proposed transaction; (b) rescissory damages or rescission in the event the proposed transaction is consummated; (c) declaratory relief that the Merger Agreement is unenforceable; (d) a judgment directing Aircastle to commence a new sale process; (e) damages; and (f) plaintiff’s attorneys’ and experts’ fees.  The defendants believe the claims asserted in the Hotop Complaint are without merit.
Other potential plaintiffs may also file additional lawsuits challenging the Merger. The outcome of the Younge, Rosenblatt, Hotop, Anderson, Johnson and Shoemaker actions and any additional future litigation is uncertain. Such litigation, if not resolved, could prevent or delay consummation of the Merger and result in substantial costs to the Company, including any costs associated with the indemnification of directors and officers. One of the conditions to the closing of the Merger is the absence of any law, injunction or order by any governmental entity enjoining or otherwise prohibiting the consummation of the Merger. Therefore, if a plaintiff were successful in obtaining an injunction prohibiting the consummation of the Merger on the agreed- upon terms, then such injunction may prevent the Merger from being completed, or from being completed within the expected time frame. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger is completed may adversely affect the Company’s business, financial condition, results of operations and cash flows.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Information about our Executive Officers
Executive officers are elected by our Board of Directors, and their terms of office continue until the next annual meeting of the board or until their successors are elected and have been duly qualified. There are no family relationships among our executive officers.
Set forth below is information pertaining to our executive officers who held office as of February 10, 2020:
Michael Inglese, 58, became our Chief Executive Officer and a member of our Board in June 2017, having served as our Acting Chief Executive Officer from January 2017. He was previously our Chief Financial Officer from April 2007. Prior to joining the Company, Mr. Inglese served as an Executive Vice President and Chief Financial Officer of PanAmSat Holding Corporation, where he served as Chief Financial Officer from June 2000 until the closing of PanAmSat’s sale to Intelsat in July 2006. Mr. Inglese joined PanAmSat in May 1998 as Vice President, Finance after serving as Chief Financial Officer for DIRECTV Japan, Inc. He is a Chartered Financial Analyst who holds a BS in Mechanical Engineering from Rutgers University College of Engineering and his MBA from Rutgers Graduate School of Business Management. Mr. Inglese is also a member of the Board of Directors of the Business Council for Fairfield County.
Aaron Dahlke, 51, became our Chief Financial Officer in June 2017. Prior to that, he was our Chief Accounting Officer from June 2005. Prior to joining the Company, Mr. Dahlke was Vice President and Controller of Boullioun Aviation Services Inc. from January 2003 to May 2005. Prior to Boullioun, Mr. Dahlke was at ImageX.com, Inc. and Ernst & Young LLP. He received a BS in Accounting from California State University, San Bernardino. He is a Certified Public Accountant.
Douglas C. Winter, 56, became our Chief Commercial Officer in April 2019. Prior to joining Aircastle, Mr. Winter was Vice Chairman of Amedeo, a leading aircraft asset manager, from July 2018 to March 2019, as well as Chief Executive Officer and member of the Board of Managers at Voyager Aviation (“Voyager”) from October 2017 to March 2019. Prior to this, he served as President and Chief Commercial Officer at Voyager from September 2015 to September 2017. Mr. Winter joined Voyager in June 2015 as Chief Commercial Officer. Previously, Mr. Winter was an advisor to GE Capital Aviation Services and Chief Executive Officer of Octagon Aviation from June 2013 to May 2015 and, before this, he served as Head of Global Sales at AWAS in Dublin, Ireland from December 2010 to May 2013. Mr. Winter has over 30 years of experience in commercial aviation, having started his career with McDonnell Douglas in 1985, and he holds a BS in Business from Indiana University.
Christopher L. Beers, 55, is our Chief Legal Officer & Secretary and became our General Counsel in November 2014. Prior to joining the Company, Mr. Beers held senior positions at GE Capital since 2000, including Senior Vice President and Associate General Counsel at GECAS from 2009 to 2014, and Senior Vice President and General Counsel of GE Transportation Finance from 2006 to 2009. Previously, Mr. Beers was a Senior Associate at the law firm of Milbank Tweed Hadley and McCloy in New York City. Mr. Beers holds a BS in Economics from Arizona State University and a JD from Pace Law School.
Joseph Schreiner, 62, became our Executive Vice President, Technical in October 2004. Prior to joining the Company, Mr. Schreiner oversaw the technical department at AAR Corp, a provider of products and services to the aviation and defense industries from 1998 to 2004 where he managed aircraft and engine evaluations and inspections, aircraft lease transitions, reconfiguration and heavy maintenance. Prior to AAR, Mr. Schreiner spent nineteen years at Boeing (McDonnell-Douglas) in various technical management positions. Mr. Schreiner received a BS from the University of Illinois and an MBA from Pepperdine University.
Roy Chandran, 56, became our Executive Vice President, Corporate Finance and Strategy in June 2017. He previously served as Executive Vice President of Capital Markets from May 2008. Prior to joining the Company, Mr. Chandran was a Director at Citi in the Global Structured Solutions Group, having originally joined Salomon Brothers in 1997.  Mr. Chandran is responsible for all of the Company’s fund raising activities and strategy and has extensive experience in US and international capital markets.  Before 1997, Mr. Chandran spent eight years in Hong Kong focusing on tax-based cross border leasing of transportation equipment for clients in the Asia Pacific region.  Mr. Chandran holds a BS in Chemical Engineering from the Royal Melbourne Institute of Technology, Australia and obtained his MBA from the International Institute of Management Development (“IMD”), Switzerland.
James C. Connelly, 47, became our Chief Accounting Officer in September 2018. Mr. Connelly has been Aircastle’s Controller since January 2013. He joined Aircastle in May 2007 as Assistant Controller, Operational Accounting. Prior to joining Aircastle, Mr. Connelly was with Lehman Brothers as a Controller in their Finance Division, beginning in January 2001. Mr. Connelly received a BS in Accounting from Syracuse University.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTER AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common shares are listed for trading on the NYSE under the symbol “AYR.” As of February 3, 2020, there were 13,003 record holders of our common shares.
Our ability to pay, maintain or increase cash dividends to our shareholders is subject to the discretion of our Board of Directors and will depend on many factors, including the difficulty we may experience in raising capital in a market that has experienced significant volatility in recent years and our ability to finance our aircraft acquisition commitments; our ability to negotiate favorable lease and other contractual terms; the level of demand for our aircraft; the economic condition of the commercial aviation industry generally; the financial condition and liquidity of our lessees; the lease rates we are able to charge and realize; our leasing costs; unexpected or increased expenses; the level and timing of capital expenditures; principal repayments and other capital needs; the value of our aircraft portfolio; our compliance with loan to value, debt service coverage, interest rate coverage and other financial covenants in our financings; our results of operations, financial condition and liquidity; general business conditions; restrictions imposed by our senior notes and other financings; legal restrictions on the payment of dividends, including a statutory dividend test and other limitations under Bermuda law; and other factors that our Board of Directors deems relevant. Additionally, the Merger Agreement permits the Company to declare and pay a regular quarterly dividend of up to $0.32 per common share (please refer to Item 7. for a further discussion of the Merger Agreement). Some of these factors are beyond our control and a change in any such factor could affect our ability to pay dividends on our common shares. In the future we may choose not to pay dividends or may not be able to pay dividends, maintain our current level of dividends, or increase them over time. Increases in demand for our aircraft and operating lease payments may not occur and may not increase our actual cash available for dividends to our common shareholders. The failure to maintain or pay dividends may adversely affect our share price.
Issuer Purchases of Equity Securities
On May 17, 2019, our Board of Directors increased the authorization to repurchase the Company’s common shares to $100.0 million from the $76.0 million that was remaining under the previous authorization. During the fourth quarter of 2019, we purchased our common shares as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
	(Dollars in thousands, except per share amounts)
October 1 through 31	—		$—	—	$90,351
November 1 through 30	—		—	—	90,351
December 1 through 31	482,876	(2)	31.98	—	90,351

Total	482,876		$31.98	—	$90,351

______________

(1)
Under our current repurchase program, we have purchased an aggregate of 476,608 common shares at an aggregate cost of $9.6 million, including commissions. The remaining dollar value of common shares that may be repurchased under the program is $90.4 million.

(2)
Repurchased to satisfy tax withholding obligations associated with the vesting of restricted common shares and performance share awards. See Note 8 for information regarding accelerated share vestings.

Performance Graph
The following stock performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.
The following graph compares the cumulative five year total return to holders of our common shares relative to the cumulative total returns of the S&P Midcap 400 Index and a customized peer group over the five year period ended December 31, 2019. The peer group consists of three companies: AerCap Holdings NV (NYSE: AER), Air Lease Corporation (NYSE: AL) and FLY Leasing Limited (NYSE: FLY). An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common shares, the S&P Midcap 400 Index and in the peer group on December 31, 2014, and the relative performance of each is tracked through December 31, 2019. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance. We believe that the S&P Midcap 400 Index is more representative of our peers and as such, we utilize the S&P Midcap 400 Index as one of the metrics for our performance share-based compensation as part of our long-term incentive plan.
* $100 invested on December 31, 2014 in stock or index, including reinvestment of dividends.

	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Aircastle Limited	$100.00	$101.82	$106.43	$124.97	$97.45	$190.83
S&P Midcap 400	100.00	97.82	118.11	137.30	122.08	154.07
Peer Group	100.00	107.40	105.60	136.90	97.41	153.75

ITEM 6. SELECTED FINANCIAL DATA
The selected historical consolidated financial, operating and other data as of December 31, 2019 and 2018 and for each of the three years in the period ended December 31, 2019 presented in this table are derived from our audited consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report. The selected consolidated financial data as of December 31, 2017, 2016 and 2015, and for each of the two years in the period ended December 31, 2016, presented in this table are derived from our audited consolidated financial statements and related notes thereto, which are not included in this Annual Report. You should read these tables along with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands, except share data)
Selected Financial Data:
Consolidated Statements of Income:
Lease rental revenue	$777,403	$722,694	$721,302	$725,220	$733,417
Total revenues(1)	917,938	890,351	851,787	812,084	877,219
Selling, general and administrative expenses	77,034	76,025	73,604	61,872	56,198
Depreciation	356,021	310,850	298,664	305,216	318,783
Interest, net	258,070	234,504	241,231	255,660	243,577
Net income	156,575	247,919	147,874	151,453	121,729
Earnings per common share — Basic:
Net income per share	$2.09	$3.18	$1.88	$1.92	$1.50
Earnings per common share — Diluted:
Net income per share	$2.06	$3.17	$1.87	$1.92	$1.50
Cash dividends declared per share	$1.22	$1.14	$1.06	$0.98	$0.90

Other Operating Data:
EBITDA	$815,969	$814,184	$705,525	$734,989	$707,524
Adjusted EBITDA	862,161	839,831	801,584	767,953	832,105
Adjusted net income	196,547	257,237	169,566	168,527	142,271

Consolidated Statements of Cash Flows:
Cash flows provided by operations(1)	$536,418	$522,592	$490,871	$468,092	$526,285
Cash flows used in investing activities(1)	(784,029)	(974,687)	(517,107)	(663,155)	(847,662)
Cash flows provided by (used in) financing activities	235,201	386,091	(248,724)	449,839	306,878

Consolidated Balance Sheet Data:
Cash and cash equivalents	$140,882	$152,719	$211,922	$455,579	$155,904
Flight equipment held for lease, net of accumulated depreciation	7,375,018	6,935,585	6,188,469	6,247,585	5,867,062
Net investment in direct financing and sales-type leases	419,396	469,180	545,750	260,853	201,211
Total assets	8,202,046	7,871,181	7,199,083	7,244,665	6,569,964
Borrowings from secured and unsecured financings, net of debt issuance costs	5,061,836	4,761,353	4,313,606	4,506,245	4,041,156
Shareholders’ equity	2,052,684	2,008,681	1,907,564	1,834,314	1,779,500

Other Data:
Number of aircraft owned and managed on behalf of our joint ventures (at the end of period)	287	261	236	206	167
Total debt to total capitalization	71.1%	70.3%	69.3%	71.1%	69.4%
Total unencumbered assets	$5,978,813	$6,207,411	$5,558,294	$5,069,955	$4,084,134
_______________

(1)	See Organization and Basis of Presentation in the Notes to Consolidated Financial Statements.

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
The table below shows the reconciliation of net income to EBITDA and Adjusted EBITDA for the years ended December 31, 2019, 2018, 2017, 2016 and 2015.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Net income	$156,575	$247,919	$147,874	$151,453	$121,729
Depreciation	356,021	310,850	298,664	305,216	318,783
Amortization of lease premiums, discounts and incentives	22,636	15,269	11,714	10,353	10,664
Interest, net	258,070	234,504	241,231	255,660	243,577
Income tax provision	22,667	5,642	6,042	12,307	12,771
EBITDA	$815,969	$814,184	$705,525	$734,989	$707,524
Adjustments:
Impairment of aircraft	7,404	—	80,430	28,585	119,835
Equity share of joint venture impairment	2,724	15,791	—	—	—
Loss on extinguishment of debt	7,577	—	—	—	—
Non-cash share-based payment expense	15,830	11,488	13,148	7,901	5,537
Merger related expenses(1)	7,886	—	—	—	—
Loss (gain) on mark-to-market of interest rate derivative contracts	4,771	(1,632)	2,481	(3,522)	(791)

Adjusted EBITDA	$862,161	$839,831	$801,584	$767,953	$832,105
_____________

(1)	Includes $7.4 million in Other income (expense) and $0.5 million in Selling, general and administrative expenses.
Management believes that Adjusted Net Income (“ANI”) when viewed in conjunction with the Company’s results under U.S. GAAP and the below reconciliation, provides useful information about operating and period-over-period performance, and provides additional information that is useful for evaluating the underlying operating performance of our business without regard to periodic reporting elements related to interest rate derivative accounting, changes related to refinancing activity, merger related expenses and non-cash share-based payment expense.
For additional information regarding the limitations of these non-GAAP measures, see “Limitations of EBITDA, Adjusted EBITDA and ANI” below.

The table below shows the reconciliation of net income to ANI for the years ended December 31, 2019, 2018, 2017, 2016 and 2015.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Net income	$156,575	$247,919	$147,874	$151,453	$121,729
Loss on extinguishment of debt(1)	7,577	—	—	—	—
Ineffective portion and termination of cash flow hedges(2)	—	—	—	—	455
Loss (gain) on mark-to-market of interest rate derivative contracts(1)	4,771	(1,632)	2,481	(3,522)	(791)
Loan termination (gain) fee(2)	—	(838)	2,058	4,960	—
Write-off of deferred financing fees(2)	172	300	4,005	2,880	—
Non-cash share-based payment expense(3)	15,830	11,488	13,148	7,901	5,537
Merger related expenses and taxes(4)	11,622	—	—	—	—
Term Financing No. 1 hedge loss amortization charges(2)	—	—	—	—	4,401
Securitization No. 1 hedge loss amortization charges(2)	—	—	—	4,855	10,940
Adjusted net income	$196,547	$257,237	$169,566	$168,527	$142,271
_____________

(1)	Included in Other income (expense).

(2)	Included in Interest, net.

(3)	Included in Selling, general and administrative expenses.

(4)	Includes $7.4 million in Other income (expense), $3.7 million in Income tax provision and $0.5 million in Selling, general and administrative expenses.

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
OVERVIEW
Aircastle acquires, leases, and sells commercial jet aircraft to airlines throughout the world. As of December 31, 2019, we owned and managed on behalf of our joint ventures 287 aircraft that were leased to 85 lessees located in 49 countries. Our aircraft are managed by an experienced team based in the United States, Ireland and Singapore. Our aircraft are subject to net leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs, although in certain cases, we are obligated to pay a portion of specified maintenance or modification costs. As of December 31, 2019, the net book value of our owned aircraft was $7.79 billion compared to $7.40 billion at the end of 2018. Our revenues and net income for the year ended December 31, 2019 were $917.9 million and $156.6 million, respectively, and for the fourth quarter of 2019 were $243.7 million and $47.3 million, respectively.
Pending Merger with MM Air Limited
On November 5, 2019, Aircastle entered into the Merger Agreement with Parent and Merger Sub, pursuant to which, among other things, Merger Sub will merge with and into the Company, with Aircastle surviving as a wholly owned subsidiary of Parent. Parent and Merger Sub are newly-formed entities controlled by affiliates of Marubeni and Mizuho Leasing.
Pursuant to the Merger Agreement, subject to certain conditions set forth therein, at the Effective Time, each issued and outstanding Common Share (other than (i) shares to be canceled or converted into shares of the surviving company pursuant to the Merger Agreement and (ii) restricted shares to be canceled and exchanged pursuant to the Merger Agreement), shall be converted into the right to receive the Merger Consideration.
Consummation of the Merger is subject to the satisfaction of certain remaining customary closing conditions, including, without limitation, (i) approval of the Merger Agreement and the transactions contemplated thereby by the affirmative votes of a majority of the votes cast by holders of outstanding Common Shares at a meeting of the Company’s shareholders; (ii) the receipt of any applicable pre-clearance or similar approval of certain remaining specified jurisdictions (i.e., Chile, Mexico and Morocco), and all required regulatory approvals being in full force and effect; (iii) the absence of any law, judgment or other legal restraint that prevents, makes illegal or prohibits the consummation of the Merger and the other transactions contemplated by the Merger Agreement; (iv) the accuracy of each party’s representations and warranties (subject to certain qualifications); (v) each party’s performance in all material respects of its obligations contained in the Merger Agreement; and (vi) the absence of a material adverse effect on the Company since the date of the Merger Agreement.
The Merger Agreement includes customary representations, warranties and covenants of Aircastle, Parent, and Merger Sub. Among other things, Aircastle has agreed to customary covenants regarding the operation of the business of Aircastle and its subsidiaries prior to the closing. Aircastle is permitted to pay regular quarterly dividends up to $0.32 per common share pursuant to the Merger Agreement. We currently anticipate that the Merger will close in the first half of calendar year 2020, subject to the satisfaction of the remaining customary closing conditions.

Revenues
Our revenues are comprised primarily of operating lease rentals on flight equipment held for lease, revenue from maintenance payments related to lease expirations, lease termination payments, interest recognized from direct financing and sales-type leases and gains on the sale of flight equipment.
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
Under a lease, the lessee is responsible for performing maintenance on the relevant aircraft and will typically be required to make payments to us for heavy maintenance, overhaul or replacement of certain high-value components of the aircraft. These maintenance payments are based on hours or cycles of utilization or on calendar time, depending upon the component, and would be made either monthly in arrears or at the end of the lease term. For maintenance payments made monthly in arrears during a lease term, we will typically be required to reimburse all or a portion of these payments to the lessee upon their completion of the relevant heavy maintenance, overhaul or parts replacement. We record maintenance payments paid by the lessee during a lease as accrued maintenance liabilities in recognition of our obligation in the lease to refund such payments, and therefore we typically do not recognize maintenance revenue during the lease. Maintenance revenue recognition would occur at the end of a lease, when we are able to determine the amount, if any, by which reserve payments received exceed the amount we are required under the lease to reimburse to the lessee for heavy maintenance, overhaul or parts replacement. The amount of maintenance revenue we recognize in any reporting period is inherently volatile and is dependent upon a number of factors, including the timing of lease expiries, including scheduled and unscheduled expiries, the timing of maintenance events and the utilization of the aircraft by the lessee.
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
Acquisitions and Sales
During 2019, we acquired 49 aircraft for $1.28 billion. As of February 10, 2020, we have not acquired any additional aircraft. At December 31, 2019, we had commitments to acquire 31 aircraft for $1.11 billion, including 25 new Embraer E-Jet E2 aircraft from Embraer, with delivery beginning in 2020. These amounts include estimated amounts for pre-delivery deposits, contractual price escalations and other adjustments. As of February 10, 2020, we have commitments to acquire 31 aircraft for $1.11 billion.
During 2019, we sold twenty aircraft and other flight equipment for $361.7 million, which resulted in a net gain of $45.5 million. As of February 10, 2020, we have sold five additional aircraft.

The following table sets forth certain information with respect to the aircraft owned and managed on behalf of our joint ventures by us as of December 31, 2019, 2018 and 2017:
AIRCASTLE AIRCRAFT INFORMATION (dollars in millions)

Owned Aircraft	As of December 31, 2019(1)	As of December 31, 2018(1)	As of December 31, 2017(1)
Net Book Value of Flight Equipment	$7,794	$7,405	$6,734
Net Book Value of Unencumbered Flight Equipment	$5,979	$6,055	$5,346
Number of Aircraft	278	248	224
Number of Unencumbered Aircraft	237	217	195
Number of Lessees	84	81	81
Number of Countries	48	44	43
Weighted Average Age (years)(2)	9.9	9.1	9.1
Weighted Average Remaining Lease Term (years)(2)	4.8	4.5	5.0
Weighted Average Fleet Utilization during the Fourth Quarter(3)	99.2%	97.0%	99.5%
Weighted Average Fleet Utilization for the Year Ended(3)	96.4%	99.6%	99.3%
Portfolio Yield for the Fourth Quarter(4)	11.2%	11.2%	12.0%
Portfolio Yield for the Year Ended(4)	10.9%	11.5%	12.2%

Managed Aircraft on behalf of Joint Ventures
Flight Equipment	$328	$602	$641
Number of Aircraft	9	13	12
 ____________

(1)	Calculated using net book value at period end.

(2)	Weighted by net book value.

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

Our owned aircraft portfolio as of December 31, 2019 is listed in Exhibit 99.1 to this Annual Report.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of December 31, 2019			Owned Aircraft as of December 31, 2018
	Number of Aircraft		% of Net Book Value(1)	Number of Aircraft		% of Net Book Value(1)
Aircraft Type
Passenger:
Narrow-body	250		75%	218		72%
Wide-body	24		21%	26		24%
Total Passenger	274		96%	244		96%
Freighter	4		4%	4		4%
Total	278		100%	248		100%

Manufacturer
Airbus	184		63%	153		59%
Boeing	89		36%	90		39%
Embraer	5		1%	5		2%
Total	278		100%	248		100%

Regional Diversification
Asia and Pacific	94		38%	78		36%
Europe	99		26%	87		27%
Middle East and Africa	16		7%	17		8%
North America	40		13%	35		10%
South America	26		15%	16		10%
Off-lease	3	(2)	1%	15	(3)	9%

Total	278		100%	248		100%
 _______________

(1)	Calculated using net book value at year end.

(2)
Consisted of one Airbus A320-200 aircraft, which was delivered on lease to a customer in Europe during the first quarter of 2020, one Airbus A330-200 aircraft, which is subject to a lease commitment, and one Boeing 737-800 aircraft, which we are marketing for lease or sale.

(3)
Consisted of ten Airbus A320-200 aircraft, one Airbus A330-200 aircraft, one Boeing 737-800 aircraft and one Boeing 777-300ER aircraft, all of which delivered on lease to customers during 2019, one Airbus A330-200 aircraft, which is subject to a lease commitment, and one Airbus A320-200 aircraft, which was sold during 2019.

Our largest customer represents approximately 9% of the net book value at December 31, 2019. Our top fifteen customers for aircraft we owned at December 31, 2019, representing 139 aircraft and 54% of the net book value, are as follows:

Percent of Net Book Value	Customer	Country	Number of Aircraft
Greater than 6% per customer	LATAM	Chile	13
	IndiGo	India	16

3% to 6% per customer	easyJet	United Kingdom	30
	Iberia	Spain	15
	Air Canada	Canada	6
	South African Airways	South Africa	4

Less than 3% per customer	Aerolineas Argentinas	Argentina	5
	Interjet	Mexico	11
	American Airlines	United States	7
	Lion Air(1)	Indonesia	7
	AirBridge Cargo(2)	Russia	2
	Jeju Air	South Korea	7
	SpiceJet	India	8
	Asiana Airlines	South Korea	6
	Thai Airways	Thailand	2
	Total top 15 customers		139
	All other customers		139

	Total all customers		278

(1)	If combined with four aircraft on lease to an affiliate, would represent over 4% of net book value.

(2)	Guaranteed by Volga-Dnepr Airlines. We have one additional aircraft on lease with an affiliate.
Finance
Aircastle Limited is a publicly-listed company, and our shares have been trading on the NYSE since August 2006. Since our inception in late 2004, we raised $1.69 billion in equity capital from private and public investors. We also obtained $16.90 billion in debt capital from a variety of sources including export credit agency-backed debt, commercial bank debt, the aircraft securitization markets and the unsecured bond market. The diversity and global nature of our financing sources demonstrates our ability to adapt to changing market conditions and seize new growth opportunities.
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
See “Liquidity and Capital Resources — Secured Debt Financings” and “Liquidity and Capital Resources — Unsecured Debt Financings” below.

Comparison of the year ended December 31, 2019 to the year ended December 31, 2018:

	Year Ended December 31,
	2019	2018
	(Dollars in thousands)
Revenues:
Lease rental revenue	$777,403	$722,694
Direct financing and sales-type lease revenue	32,295	35,132
Amortization of lease premiums, discounts and incentives	(22,636)	(15,269)
Maintenance revenue	74,987	105,738
Total lease revenue	862,049	848,295
Gain on sale of flight equipment	45,532	36,766
Other revenue	10,357	5,290
Total revenues	917,938	890,351
Operating expenses:
Depreciation	356,021	310,850
Interest, net	258,070	234,504
Selling, general and administrative	77,034	76,025
Impairment of flight equipment	7,404	—
Maintenance and other costs	24,828	8,961
Total operating expenses	723,357	630,340

Other income (expense)
Loss on extinguishment of debt	(7,577)	—
Other	(11,864)	1,636
Total other income (expense)	(19,441)	1,636

Income from continuing operations before income taxes	175,140	261,647
Income tax provision	22,667	5,642
Earnings (loss) of unconsolidated equity method investment, net of tax	4,102	(8,086)

Net income	$156,575	$247,919
Revenues:
Total revenues increased by $27.6 million, for the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily as a result of the following:
Lease rental revenue increased by $54.7 million for the year ended December 31, 2019, primarily as a result of a $163.2 million increase in revenue reflecting the partial year impact of 48 aircraft purchased in 2019 and the full year impact of 37 aircraft purchased in 2018. This increase was partially offset by:

•
a $74.2 million decrease due to lease extensions, amendments, transitions and other changes ($38.3 million of which is attributable to aircraft previously on lease to Avianca Brazil and Jet Airways which we have since transitioned to new lessees); and

•	a $34.2 million decrease due to the sale of 25 aircraft during 2019 and 2018.
Direct financing and sales-type lease revenue. For the year ended December 31, 2019, $32.3 million of interest income from direct financing and sales-type leases was recognized as compared to $35.1 million for the same period in 2018, primarily attributable to the termination of one lease in 2018 and sales of two aircraft in 2019, as well as a lower average net investment due to lease payments, partially offset by an increase in interest income related to the reclassification of two aircraft from operating to direct financing and sales-type leases in 2019.

Amortization of lease premiums, discounts and incentives.

	Year Ended December 31,
	2019	2018
	(Dollars in thousands)
Amortization of lease premiums	$(16,719)	$(12,064)
Amortization of lease discounts	4,406	7,825
Amortization of lease incentives	(10,323)	(11,030)

Amortization of lease premiums, discounts and incentives	$(22,636)	$(15,269)
The increase in amortization of lease premiums of $4.7 million for the year ended December 31, 2019 as compared to the same period in 2018, was due to a net increase in amortization resulting from net aircraft acquisitions.
The decrease in amortization of lease discounts of $3.4 million for the year ended December 31, 2019 as compared to the same period in 2018 was primarily due to fully amortized lease discounts for aircraft that transitioned to new lessees or extended.
Maintenance revenue. For the year ended December 31, 2019, we recorded $75.0 million of maintenance revenue primarily attributable to sixteen narrow-body and four wide-body aircraft that transitioned due to scheduled lease expirations or early lease terminations, including seven narrow-body aircraft that had early lease terminations with Jet Airways. For the same period in 2018, we recorded $105.7 million of maintenance revenue due to the transition of eighteen narrow-body aircraft, three wide-body aircraft and one freighter aircraft, including ten narrow-body and one wide-body aircraft due to early lease terminations with Avianca Brazil.
Gain on sale of flight equipment increased by $8.8 million, to $45.5 million for the year ended December 31, 2019, as compared to gains of $36.8 million for the same period in 2018. During 2019, we sold twenty aircraft as compared to the sale of fourteen aircraft during the same period in 2018.
Other revenue was $10.4 million during the year ended December 31, 2019, due to $5.4 million in fees earned in relation to the sale of all eight aircraft in our Lancaster joint venture, $2.0 million in fees earned from the sale of four aircraft to our IBJ joint venture and $2.0 million in administrative fees from the Lancaster and IBJ Air joint ventures. For the year ended December 31, 2018, other revenue was $5.3 million, primarily due to $2.6 million in fees earned in connection with the early termination of two leases and $2.1 million in administrative fees from the Lancaster and IBJ Air joint ventures.
Operating Expenses:
Total operating expenses increased by $93.0 million, for the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily as a result of:
Depreciation expense increased by $45.2 million for the year ended December 31, 2019 over the same period in 2018, primarily as a result of higher depreciation of $60.7 million due to 85 aircraft acquired during 2019 and 2018. These increases were partially offset by a decrease of $16.5 million resulting from 26 aircraft sold during 2019 and 2018.

Interest, net consisted of the following:

	Year Ended December 31,
	2019	2018
	(Dollars in thousands)
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities(1)	$245,673	$221,987
Amortization of deferred losses related to interest rate derivatives	184	1,166
Amortization of deferred financing fees and debt discount(2)	14,578	14,627
Interest expense	260,435	237,780
Less: Interest income	(2,365)	(2,943)
Less: Capitalized interest	—	(333)
Interest, net	$258,070	$234,504

______________

(1)	Included a loan termination gain of $0.8 million related to the sale of aircraft during the year ended December 31, 2018.

(2)	Included $0.2 million and $0.3 million in deferred financing fees written off related to the sale of aircraft during the years ended December 31, 2019 and 2018, respectively.
Interest, net increased by $23.6 million over the year ended December 31, 2018. The net increase was primarily a result of a $23.7 million increase in interest on borrowings due to higher weighted average debt outstanding, partially offset by lower weighted average interest rates and lower amortization of deferred losses on terminated interest rate derivatives of $1.0 million.
Impairment of aircraft. We recorded impairment charges of $7.4 million during 2019. No impairments were recorded during the year ended December 31, 2018. See “Summary of Recoverability Assessment and Other Impairments” below for a detailed discussion of impairment charges related to certain aircraft.
Maintenance and other costs were $24.8 million for the year ended December 31, 2019, an increase of $15.9 million over the same period in 2018.  The net increase is primarily attributable to eighteen unscheduled transitions due to early lease terminations related to Avianca Brazil and Jet Airways and higher than projected lessor contributions towards the cost of maintenance events for aircraft acquired with attached leases of $3.8 million.
Other Income:
Total other income (expense) decreased by $21.1 million for the year ended December 31, 2019, as compared to the same period in 2018, due to a loss on extinguishment of debt of $7.6 million related to the early retirement of our 6.25% Senior Notes due 2019, expenses of $7.4 million related to the Merger and unfavorable mark-to-market adjustments on our interest rate caps of $4.8 million.
Income Tax Provision:
Our provision for income taxes for the years ended December 31, 2019 and 2018 was $22.7 million and $5.6 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland and the United States. The increase in our income tax provision of $17.0 million for the year ended December 31, 2019 as compared to the same period in 2018 was primarily attributable to changes in operating income subject to tax in Ireland, the United States and other jurisdictions. The year ended December 31, 2019 includes tax charges of $4.1 million related to the limitation in deductible compensation and $0.4 million related to the vesting of stock. The year ended December 31, 2018 included a $3.0 million tax benefit related to the Singapore rate reduction from 10% to 8%.
Earnings (Loss) of Unconsolidated Equity Method Investment, net of Tax:
Earnings from unconsolidated equity method investment, net of tax, was $4.1 million in 2019 compared to a loss of $8.1 million in 2018. In 2018, the majority shareholder of one of our joint ventures, Lancaster Aircraft Leasing (“Lancaster”) stated its intention to liquidate all assets in the joint venture. The equity loss for the year ended December 31, 2018 relates to our share of undistributed losses and anticipated costs recorded by Lancaster for this liquidation. See Note 5 “Unconsolidated Equity Method Investment.”
Other Comprehensive Income:

	Year Ended December 31,
	2019	2018
	(Dollars in thousands)
Net income	$156,575	$247,919
Derivative loss reclassified into earnings	184	1,166
Total comprehensive income	$156,759	$249,085
Other comprehensive income was $156.8 million for the year ended December 31, 2019, a decrease of $92.3 million from the $249.1 million of other comprehensive income for the year ended December 31, 2018. Other comprehensive income for the year ended December 31, 2019 primarily consisted of $156.6 million of net income and $0.2 million of amortization of deferred net losses reclassified into earnings primarily related to terminated interest rate derivatives.
Other comprehensive income for the year ended December 31, 2018 primarily consisted of $247.9 million of net income and $1.2 million of amortization of deferred net losses reclassified into earnings primarily related to terminated interest rate derivatives.
Summary of Recoverability Assessment and Other Impairments
Transactional Impairments
During 2019, the Company early terminated the leases for seven Boeing 737NG aircraft on lease to Jet Airways (India) Limited (“Jet Airways”) due to lessee default. As a result of these lease terminations, the Company recognized net maintenance revenue of $17.6 million and impairment charges of $7.4 million. We did not record any transactional impairments during 2018.
Annual Recoverability Assessment
We completed our annual recoverability assessment of our aircraft in the second quarter of 2019. We also performed aircraft-specific analyses where there were changes in circumstances, such as approaching lease expirations. No impairments were recorded as a result of our annual recoverability assessment.
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
Aircraft Monitoring List
At December 31, 2019, no aircraft were on our monitoring list. We monitor our fleet for aircraft that are more susceptible to failing our recoverability assessments within one year due to their sensitivity to changes in contractual cash flows, future cash flow estimates and aircraft residual or scrap values.

Comparison of the year ended December 31, 2018 to the year ended December 31, 2017:
We have omitted discussion of the earliest of the three years covered by our consolidated financial statements presented in this Annual Report because that disclosure was already included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 12, 2019. You are encouraged to reference Part II, Item 7, within that report, for a discussion of our financial condition and result of operations for the year ended December 31, 2018 to the year ended December 31, 2017.

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
Lease Revenue Recognition
Our operating lease rentals are recognized on a straight-line basis over the term of the lease. We will neither recognize revenue nor record a receivable from a customer when collectability is not probable. Estimating whether collectability is probable requires some level of subjectivity and judgment. When collectability is not probable, the customer is placed on non-accrual status and revenue is recognized when cash payments are received. Management determines whether customers should be placed back on accrual status when it becomes probable that payments will be received in a timely manner. The accrual/non-accrual status of a customer is maintained at a level deemed appropriate based on factors such as the customer’s credit rating, payment performance, financial condition and requests for modifications of lease terms and conditions. Events or circumstances outside of historical customer patterns can also result in changes to a customer’s accrual status.
Maintenance Payments and Maintenance Revenue
Under our leases, the lessee must pay operating expenses accrued or payable during the term of the lease, which would normally include maintenance, overhaul, fuel, crew, landing, airport and navigation charges; certain taxes, licenses, consents and approvals; aircraft registration; and insurance premiums. Typically, our aircraft are subject to net operating leases whereby the lessee pays lease rentals and is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs, although in a majority of cases, we are obligated to pay a portion of specified maintenance or modification costs. Our aircraft lease agreements generally provide for the periodic payment of a fixed amount of rent over the life of the lease, and the amount of the contracted rent will depend upon the type, age, specification and condition of the aircraft and market conditions at the time the lease is committed. The amount of rent we receive will depend on a number of factors, including the creditworthiness of our lessees and the occurrence of delinquencies, restructurings and defaults. Our lease rental revenues are also affected by the extent to which aircraft are off-lease and our ability to remarket aircraft that are nearing the end of their leases in order to minimize their off-lease time. Our success in re-leasing aircraft is affected by market conditions relating to our aircraft and by general industry conditions and trends. An increase in the percentage of off-lease aircraft or a reduction in lease rates upon remarketing would negatively impact our revenues.
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
Lease Incentives and Amortization
Many of our leases contain provisions which may require us to pay a portion of the lessee’s costs for heavy maintenance, overhaul or replacement of certain high-value components. We account for these expected payments as lease incentives, which are amortized as a reduction of revenue over the life of the lease. We estimate the amount of our portion for such costs, typically for the first major maintenance event for the airframe, engines, landing gear and auxiliary power units, expected to be paid to the lessee based on assumed utilization of the related aircraft by the lessee, the anticipated cost of the maintenance event and the estimated amounts the lessee is responsible to pay. The assumptions supporting these estimates are re-evaluated annually.
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
Net Investment in Direct Financing and Sales-Type Leases
If a lease meets specific criteria at lease commencement or at the effective date of a lease modification, we recognize the lease as a direct financing or sales-type lease. The net investment in direct financing and sales-type leases consists of the lease receivable, estimated unguaranteed residual value of the leased flight equipment at lease-end and, for direct financing leases, deferred selling profit. For sales-type leases, we recognize the difference between the net book value of the aircraft and the net investment in the lease as a gain or loss on sale of fight equipment. Selling profit on a direct financing lease is deferred and amortized over the lease term, and a selling loss is recognized at lease commencement. Interest income on our net investment in leases is recognized as Direct financing and sales-type lease revenue over the lease term in a manner that produces a constant rate of return on the net investment in the lease.
Collectability of direct financing and sales-type leases is evaluated at lease commencement and periodically during the lease term. The evaluation is performed at an individual customer level and, among other things, considers the credit of the lessee and the value of the underlying aircraft. A loss allowance is established if there is evidence that we will be unable to collect all amounts due according to the contractual terms of the lease. At December 31, 2019, we had no allowance for credit losses for our Net investment in direct financing and sales-type leases.
Fair Value Measurements
We measure the fair value of certain assets and liabilities on a non-recurring basis, when U.S. GAAP requires the application of fair value, including events or changes in circumstances that indicate that the carrying amounts of assets may not be recoverable. Assets subject to these measurements include our aircraft and unconsolidated equity investments. We record aircraft at fair value when we determine the carrying value may not be recoverable. Fair value measurements for aircraft in impairment tests are based on an income approach that uses Level 3 inputs, which include our assumptions and appraisal data as to future cash proceeds from leasing and selling aircraft. We account for our investments in unconsolidated joint ventures under the equity method of accounting and record impairment when its fair value value is less than its carrying value and the Company determines that the decline is other-than-temporary.
Income Taxes
The Company records an income tax provision in accordance with the various tax laws for those jurisdictions within which our transactions occur. Aircastle uses an asset and liability based approach in accounting for income taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement and tax basis of existing assets and liabilities using enacted rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount estimated by us to be realizable. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities. We did not have any unrecognized tax benefits.
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
During 2019, we met our liquidity and capital resource needs with $536.4 million of cash flow from operations, $2.12 billion in gross proceeds from the issuance of our Senior Notes due 2026, bank debt and our revolving credit facilities and $361.7 million of cash from aircraft sales.
As of December 31, 2019, the weighted average maturity of our secured and unsecured debt financings was 3.4 years and we are in compliance with all applicable covenants in our financings. We have also determined that as of December 31, 2019, our consolidated subsidiaries’ restricted net assets, as defined by Rule 4-08(e)(3) of Regulation S-X, are less than 25% of our consolidated net assets.
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

Cash Flows

	Year Ended December 31,
	2019	2018
	(Dollars in thousands)
Net cash flow provided by operating activities	$536,418	$522,592
Net cash flow used in investing activities	(784,029)	(974,687)
Net cash flow provided by (used in) financing activities	235,201	386,091
Operating Activities:
Cash flow provided by operations was $536.4 million and $522.6 million for the years ended December 31, 2019 and 2018, respectively. The increase in cash flow provided by operations of $13.8 million for the year ended December 31, 2019 versus the same period in 2018 was primarily a result of:

•	a $39.0 million increase in cash from lease rentals, net of direct financing and sales-type leases,

•	a $25.8 million increase in collections from direct financing and sales-type leases (please refer to Note 1);

•	a $6.9 million decrease in cash paid for taxes; and

•	a $5.1 million increase in cash related to fees from our joint ventures.
These inflows were offset by a:

•	a $31.7 million increase in in cash paid for interest;

•	a $22.2 million decrease in cash from working capital; and

•	a $15.9 million increase in cash paid for maintenance.
Investing Activities:
Cash flow used in investing activities was $784.0 million and $974.7 million for the years ended December 31, 2019 and 2018, respectively. The decrease in cash flow used in investing activities of $190.7 million for the year ended December 31, 2019 was primarily a result of:

•	a $160.9 million decrease in the acquisition and improvement of flight equipment and net investment in direct financing and sales-type leases;

•	a $32.9 million increase in distribution from our Lancaster joint venture;

•	a $22.9 million increase in proceeds from the sale of flight equipment; and

•	a $16.3 million decrease in aircraft purchase deposits and progress payments, net of returned deposits.
These decreases were offset by a $30.0 million decrease in collections on direct financing and sales-type leases (please refer to Note 1) and an $11.8 million increase in our investments in our IBJ joint venture for the purchase of aircraft.
Financing Activities:
Cash flow provided by financing activities was $235.2 million and $386.1 million for the years ended December 31, 2019 and 2018, respectively. The decrease in cash flow provided by financing activities of $150.9 million for the year ended December 31, 2019 was primarily a result:

•	a $848.4 million increase in repayments of secured and unsecured financings;

•	a $28.2 million increase in maintenance and security deposits returned, net of deposits received; and

•	a $7.2 million increase in debt extinguishment costs.
These outflows were offset by a $702.9 million increase in proceeds from secured and unsecured financings and a $34.7 million decrease in shares repurchased.

Debt Obligations
For complete information on our debt obligations, please refer to Note 7 - “Borrowings from Secured and Unsecured Debt” Financings in the Notes to Consolidated Financial Statements below.
Contractual Obligations
Our contractual obligations consist of principal and interest payments on variable and fixed rate liabilities, interest payments on interest rate derivatives, aircraft acquisitions and rent payments pursuant to our office leases. Total contractual obligations increased to approximately $7.03 billion at December 31, 2019 from $6.95 billion at December 31, 2018 due to an increase in borrowings, partially offset by a decrease in aircraft purchase obligations.
The following table presents our actual contractual obligations and their payment due dates as of December 31, 2019.

	Payments Due by Period as of December 31, 2019
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	More than 5 years
	(Dollars in thousands)
Principal payments:
Senior Notes due 2020-2026	$3,600,000	$300,000	$1,000,000	$1,650,000	$650,000
DBJ Term Loan	215,000	—	60,000	155,000	—
Revolving Credit Facilities	150,000	—	150,000	—	—
ECA Financings	147,644	39,603	79,280	28,761	—
Bank Financings	993,593	89,721	184,984	565,962	152,926
Total principal payments	5,106,237	429,324	1,474,264	2,399,723	802,926
Interest payments on debt obligations(1)	799,664	234,627	348,724	172,643	43,670
Office leases(2)	15,117	1,870	3,712	3,423	6,112
Purchase obligations(3)	1,112,825	218,916	700,930	192,979	—
Total	$7,033,843	$884,737	$2,527,630	$2,768,768	$852,708
 _____________

(1)	Future interest payments on variable rate, LIBOR-based debt obligations are estimated using the interest rate in effect at December 31, 2019.

(2)	Represents contractual payment obligations for our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.

(3)
At December 31, 2019, we had commitments to acquire 31 aircraft for $1.11 billion, including 25 new E-Jet E2 aircraft from Embraer S.A. These amounts include estimates for pre-delivery deposits, contractual price escalation and other adjustments. As of February 10, 2020, we have commitments to acquire 31 aircraft for $1.11 billion.

Capital Expenditures
From time to time, we make capital expenditures to maintain or improve our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the years ended December 31, 2019, 2018 and 2017, we incurred a total of $31.8 million, $9.3 million and $12.9 million, respectively, of capital expenditures (including lease incentives) related to the acquisition and improvement of aircraft.
As of December 31, 2019, the weighted average age (by net book value) of our aircraft was 9.9 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Our lease agreements call for the lessee to be primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.
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
During the third quarter of 2019, the sale of all eight aircraft held by the joint venture with Teachers’ to a single buyer was completed. Teachers’, as majority shareholder, chose to liquidate the joint venture. As of December 31, 2019, minimal assets remain in the joint venture as needed to complete its liquidation during 2020.
We hold a 25% equity interest in our joint venture with Mizuho Leasing, IBJ Air Leasing (“IBJ Air”). At December 31, 2019, the net book value of the IBJ Air joint venture’s nine aircraft was $327.8 million.
Foreign Currency Risk and Foreign Operations
At December 31, 2019 all of our leases are payable to us in U.S. dollars. However, we incur Euro- and Singapore dollar-denominated expenses in connection with our subsidiaries in Ireland and Singapore. For the year ended December 31, 2019, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated $15.7 million in U.S. dollar equivalents and represented 20% of total SG&A expenses. Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, it is likely that our international operations and our exposure to foreign currency risk will increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases we may enter into hedging transactions in the future to mitigate this risk. For the years ended December 31, 2019, 2018 and 2017, we incurred insignificant net gains and losses on foreign currency transactions.
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
The table below shows the reconciliation of net income to EBITDA for the years ended December 31, 2019, 2018 and 2017, respectively.

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Net income	$156,575	$247,919	$147,874
Depreciation	356,021	310,850	298,664
Amortization of lease premiums, discounts and incentives	22,636	15,269	11,714
Interest, net	258,070	234,504	241,231
Income tax provision	22,667	5,642	6,042
EBITDA	$815,969	$814,184	$705,525

Adjustments:
Impairment of flight equipment	7,404	—	80,430
Equity share of joint venture impairment	2,724	15,791	—
Loss on extinguishment of debt	7,577	—	—
Non-cash share-based payment expense	15,830	11,488	13,148
Merger related expenses(1)	7,886	—	—
Loss (gain) on mark-to-market of interest rate derivative contracts	4,771	(1,632)	2,481
Adjusted EBITDA	$862,161	$839,831	$801,584
______________

(1)	Includes $7.4 million in Other income (expense) and $0.5 million in Selling, general and administrative expenses.
Management’s Use of Adjusted Net Income (“ANI”)
Management believes that Adjusted Net Income (“ANI”) when viewed in conjunction with the Company’s results under U.S. GAAP and the below reconciliation, provides useful information about operating and period-over-period performance, and provides additional information that is useful for evaluating the underlying operating performance of our business without regard to periodic reporting elements related to interest rate derivative accounting, changes related to refinancing activity, merger related expenses and non-cash share-based payment expense.

The table below shows the reconciliation of net income to ANI for the years ended December 31, 2019, 2018 and 2017, respectively.

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Net income	$156,575	$247,919	$147,874
Loss on extinguishment of debt(1)	7,577	—	—
Loss (gain) on mark-to-market of interest rate derivative contracts(1)	4,771	(1,632)	2,481
Loan termination (gain) fee(2)	—	(838)	2,058
Write-off of deferred financing fees(2)	172	300	4,005
Non-cash share-based payment expense(3)	15,830	11,488	13,148
Merger related expenses and taxes(4)	11,622	—	—

Adjusted net income	$196,547	$257,237	$169,566
 ______________

(1)	Included in Other income (expense).

(2)	Included in Interest, net.

(3)	Included in Selling, general and administrative expenses.

(4)	Includes $7.4 million in Other income (expense), $3.7 million in Income tax provision and $0.5 million in Selling, general and administrative expenses.

	Year Ended December 31,
Weighted-average shares:	2019	2018	2017
Common shares outstanding	74,477,865	77,447,263	78,219,458
Restricted common shares	495,192	476,726	556,592
Total weighted-average shares	74,973,057	77,923,989	78,776,050

	Year Ended December 31,
Percentage of weighted-average shares:	2019	2018	2017
Common shares outstanding	99.34%	99.39%	99.29%
Restricted common shares(1)	0.66%	0.61%	0.71%
Total	100.00%	100.00%	100.00%

	Year Ended December 31,
	2019	2018	2017
Weighted-average common shares outstanding — Basic	74,477,865	77,447,263	78,219,458
Effect of dilutive shares(2)	904,417	301,356	153,983
Weighted-average common shares outstanding — Diluted	75,382,282	77,748,619	78,373,441

	Year Ended December 31,
Adjusted net income allocation:	2019	2018	2017
	(Dollars in thousands, except per share amounts)
Adjusted net income	$196,547	$257,237	$169,566
Less: Distributed and undistributed earnings allocated to restricted common shares(1)	(1,298)	(1,574)	(1,198)
Adjusted net income allocable to common shares — Basic and Diluted	$195,249	$255,663	$168,368
Adjusted net income per common share — Basic	$2.62	$3.30	$2.15
Adjusted net income per common share — Diluted	$2.59	$3.29	$2.15
 ____________

(1)
For the years ended December 31, 2019, 2018 and 2017, distributed and undistributed earnings to restricted shares was 0.66%, 0.61% and 0.71%, respectively, of net income. The amount of restricted share forfeitures for all periods presented was immaterial to the allocation of distributed and undistributed earnings.

(2)	For the years ended December 31, 2019, 2018 and 2017, dilutive shares represented contingently issuable shares related to the Company’s Performance Share Units (“PSUs”).

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
A hypothetical 100-basis point increase/decrease in our variable interest rates would increase/decrease the minimum contracted rentals on our portfolio as of December 31, 2019 by $4.2 million and $4.2 million, respectively, over the next twelve months. As of December 31, 2019, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $4.6 million and $6.3 million, respectively, net of amounts received from our interest rate derivatives, over the next twelve months. We have an interest rate cap to hedge approximately 70% of our floating rate interest exposure which is set at 2% and has a current notional balance of $245.0 million and reduces over time to $215.0 million. The cap matures in September 2021.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and notes thereto, referred to in Item 15(A)(1) of this Form 10-K, are filed as part of this Annual Report and appear in this Form 10-K beginning on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2019. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.
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
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019. The assessment was based on criteria established in the Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2019.
Ernst & Young LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, audited the effectiveness of our controls over financial reporting as of December 31, 2019. Ernst & Young LLP has issued its report which is included below.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Aircastle Limited
Opinion on Internal Control over Financial Reporting
We have audited Aircastle Limited and Subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Aircastle Limited and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019 and the related notes (collectively referred to as the “consolidated financial statements”) of the Company and our report dated February 13, 2020 expressed an unqualified opinion thereon.
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
February 13, 2020

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Pursuant to Item 401(b) of Regulation S-K, the requisite information pertaining to our executive officers is reported immediately following Item 4 of Part I of this Annual Report. The identification of our Audit Committee and our Audit Committee financial experts will be contained under the captions “CORPORATE GOVERNANCE - Committees of the Board of Directors - The Audit Committee” in our 2020 Proxy Statement to be filed in connection with our 2020 Annual Meeting (the “2020 Proxy Statement”) or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. Information regarding our Code of Business Ethics and Conduct, any material amendments thereto and any related waivers will be contained under the captions “CORPORATE GOVERNANCE - Code of Business Conduct and Ethics” in our 2020 Proxy Statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. Any information required by Item 405 of Regulation S-K will be contained under the caption "OWNERSHIP OF THE COMPANY'S COMMON SHARES - Delinquent Section 16(a) Reports" in our 2020 Proxy Statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. All of the foregoing information is incorporated herein by reference. The Code of Business Conduct and Ethics is posted on our website at www.aircastle.com under Investors - Corporate Governance.
ITEM 11. EXECUTIVE COMPENSATION
Information on compensation of our directors and certain named executive officers will be contained under the captions “Directors’ Compensation” and “EXECUTIVE COMPENSATION,” respectively, in our 2020 Proxy Statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. All of the foregoing information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information on the number of shares of Aircastle’s common shares beneficially owned by each director, each named executive officer and by all directors and executive officers as a group will be contained under the captions “OWNERSHIP OF THE COMPANY’S COMMON SHARES - Security Ownership by Management” and information on each beneficial owner of more than 5% of Aircastle’s common shares will be contained under the captions “OWNERSHIP OF THE COMPANY’S COMMON SHARES - Security Ownership of Certain Beneficial Owners” in our 2020 Proxy Statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. All of the foregoing information is incorporated herein by reference.
Information regarding our equity compensation will be contained under the caption “COMPENSATION COMMITTEE REPORT - Equity Compensation Plan Information” in our 2020 Proxy Statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. The foregoing information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information relating to certain transactions between Aircastle and its affiliates and certain other persons will be contained under the caption “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS” in our 2020 Proxy Statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. All of the foregoing information is incorporated herein by reference.
Information relating to director independence will be contained under the caption “CORPORATE GOVERNANCE - Director Independence” in our 2020 Proxy Statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. The foregoing information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information relating to audit fees, audit-related fees, tax fees and all other fees billed in fiscal 2019 and by Ernst & Young LLP, for services rendered to Aircastle will be contained under the caption “INDEPENDENT AUDITOR FEES” in our 2020 Proxy Statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. The foregoing information is incorporated herein by reference.
Information relating to the pre-approval policies and procedures of the Audit Committee will be contained under the caption “INDEPENDENT AUDITOR FEES - Pre-Approval Policies and Procedures” in our 2020 Proxy Statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. The foregoing information is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)	1.	Consolidated Financial Statements.
		The following is a list of the “Consolidated Financial Statements” of Aircastle Limited and its subsidiaries included in this Annual Report on Form 10-K, which are filed herewith pursuant to Item 8:
		Report of Independent Registered Public Accounting Firm.
		Consolidated Balance Sheets as of December 31, 2019 and 2018.
		Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017.
		Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017.
		Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017.
		Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2019, 2018 and 2017.
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

2.1
Agreement and Plan of Merger, dated as of November 5, 2019, by and among Aircastle Limited, MM Air Limited and MM Air Merger Sub Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K on filed November 7, 2019). ^

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

4.13	Description of Aircastle Limited’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. *

Exhibit No.	Description of Exhibit

10.1	Form of Restricted Share Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (No. 333-134669) filed on June 2, 2006). #

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

10.7	Form of Employment Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 8, 2017). #

10.8	Form of Amendment to Executive Employment Agreement. #*

10.9	Form of Amended and Restated Indemnification Agreement with directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2011).

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

Exhibit No.	Description of Exhibit

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

10.20
Purchase Agreement COM0270-15, dated as of June 12, 2015, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2015). Ø

10.21
Amendment No. 1 to Purchase Agreement COM0270-15, dated as of June 22, 2016, by and between Aircastle Holding Corporation and Embraer S. A. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on February 14, 2017). Ø

10.22
Amendment No. 2 to Purchase Agreement COM0270-15, dated as of November 11, 2016, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on February 14, 2017). Ø

10.23
Amendment No. 3 to Purchase Agreement COM0270-15, dated as of January 13, 2017, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on February 14, 2017). Ø

10.24
Amendment No. 4 to Purchase Agreement COM0270-15, dated as of August 11, 2017, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2017). Ø

10.25
Amendment No. 5 to Purchase Agreement COM0270-15, dated as of April 19, 2018, by and between Aircastle Holding Corporation and Embrarer S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2018). Ø

10.26
Amendment No. 6 to Purchase Agreement COM0270-15, dated as of June 29, 2018, by and between Aircastle Holding Corporation and Embrarer S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2018). Ø

10.27
Amendment No. 7 to Purchase Agreement COM0270-15, dated as of February 5, 2019, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2019). ØØ

10.28	Amendment No. 8 to Purchase Agreement COM0270-15, dated as of October 24, 2019, by and between Aircastle Holding Corporation and Embraer S.A. *ØØ

10.29
Amendment No. 1 to Letter Agreement COM0271-15 in Purchase Agreement COM0270-15, dated as of November 11, 2016, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on February 14, 2017). Ø

10.30
Amendment No. 2 to Letter Agreement COM0271-15 in Purchase Agreement COM0270-15, dated as of August 11, 2017, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2017). Ø

10.31
Amendment No. 3 to Letter Agreement COM0271-15 in Purchase Agreement COM0270-15, dated as of February 23, 2018, by and between Aircastle Holding Corporation and Embrarer S.A. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2018). Ø

10.32
Amendment No. 4 to Letter Agreement COM271-15 in Purchase Agreement COM0270-15, dated as of April 19, 2018, by and between Aircastle Holding Corporation and Embrarer S.A. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2018). Ø

10.33	Amendment No. 5 to Letter Agreement COM0270-15, dated as of October 24, 2019, by and between Aircastle Holding Corporation and Embraer S.A. *ØØ

10.34
Letter Agreement, dated as of October 4, 2016, by and between Aircastle Advisor LLC and Aaron Dahlke (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 7, 2016). #

Exhibit No.	Description of Exhibit

10.35
Retirement and Transition Agreement, dated September 17, 2018, for Michael L. Kriedberg (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2018). #

10.36
Voting and Support Agreement, dated as of November 5, 2019, by and among Aircastle Limited, Marubeni Corporation, Marubeni Aviation Corporation and Marubeni Aviation Holding Coöperatief U.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K on filed November 7, 2019).

21.1	Subsidiaries of the Registrant *

23.1	Consent of Ernst & Young LLP *

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 *

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

99.1	Owned Aircraft Portfolio at December 31, 2019 *

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2019 and 2018; (ii) Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; (v) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2019, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements*

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
_____________
#    Management contract or compensatory plan or arrangement.
*    Filed herewith.
Ø    Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

^	Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules to the SEC upon request.
ØØ    Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
ITEM 16. FORM 10-K SUMMARY
None.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Aircastle Limited
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Aircastle Limited and Subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 13, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Recoverability assessment of flight equipment held for lease

Description of the Matter
As of December 31, 2019, the Company had $7.4 billion of flight equipment held for lease. As more fully described in Note 2 to the consolidated financial statements, flight equipment held for lease is assessed for recoverability by management on an aircraft-by-aircraft basis annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Auditing the Company’s assessment of recoverability of flight equipment held for lease was complex and highly judgmental due to the higher estimation required in determining the future undiscounted cash flows. In particular, the undiscounted future cash flows were sensitive to changes related to significant assumptions such as the estimation of the future projected lease rates and future maintenance cash flows.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company's processes to determine whether the book value of each aircraft is recoverable. This included controls over management’s review of the significant assumptions described above which are included in the Company’s recoverability analysis.

To test the estimated undiscounted future cash flows attributable to the flight equipment held for lease, we performed audit procedures on a sample of transactions that included, among others, evaluating and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. Our testing of the Company’s significant assumptions included, among others, comparing data to currently contracted lease rental and maintenance cash flows, evaluating future projected lease rates to third party data, evaluating the timing and cost of estimated future maintenance cash flows to manufacturers’ specifications and/or historical data. We also considered current industry and economic trends and changes to the business. We assessed the historical accuracy of certain assumptions by performing a look back analysis. In addition, for the assumptions that most significantly impact recoverability we performed a sensitivity analysis to evaluate the changes to the undiscounted future cash flows from changes in the significant assumptions.

Accounting for Income Tax

Description of the Matter
The Company is incorporated in Bermuda and leases its aircraft within over 40 countries. The Company’s income is subject to U.S. federal, state and local income taxes, as well as foreign income tax in many of the jurisdictions it leases aircraft. As more fully described in Note 11 to the consolidated financial statements, the Company recognized a consolidated provision for income taxes of $22.7 million for the year ended December 31, 2019.

Auditing the Company’s income tax accounting was complex due to the complicated international tax structure maintained by the Company. Specifically, the auditing of the application of changes in tax law and transactions to transfer, buy or sell aircraft in foreign jurisdictions required increased auditor effort, including the use of tax professionals with specialized skills, to evaluate the Company’s application of the tax laws in relevant jurisdictions and the related income tax.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to prepare the consolidated income tax provision. Our procedures also included, among others, an evaluation of management’s review and consideration of the international tax structure, identification of changes to tax laws in the various jurisdictions in which it operates and its treatment of the transactions to transfer, buy and sell aircraft.

To test the income tax related accounts, we performed audit procedures that included, among others, understanding the Company’s tax structure as it relates to current leases through review of its organization chart and various lease documents. We evaluated the Company’s treatment of tax law changes, if any, in the foreign jurisdictions it operates to current tax laws. We also obtained, and assessed the completeness of, a list of transactions to transfer, purchase and sell aircraft during the period and evaluated the tax treatment of a sample of transactions through review of the lease documents and our assessment of the tax law. Our audit procedures were performed with the assistance of our tax professionals with specialized skills and knowledge.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2004.

Stamford, CT
February 13, 2020

Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$140,882	$152,719
Restricted cash and cash equivalents	14,561	15,134
Accounts receivable	18,006	15,091
Flight equipment held for lease, net of accumulated depreciation of $1,501,664 and $1,221,985, respectively	7,375,018	6,935,585
Net investment in direct financing and sales-type leases	419,396	469,180
Unconsolidated equity method investments	32,974	69,111
Other assets	201,209	214,361
Total assets	$8,202,046	$7,871,181

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings, net of debt issuance costs	$1,129,345	$798,457
Borrowings from unsecured financings, net of debt issuance costs	3,932,491	3,962,896
Accounts payable, accrued expenses and other liabilities	172,114	153,341
Lease rentals received in advance	108,060	87,772
Security deposits	124,954	120,962
Maintenance payments	682,398	739,072
Total liabilities	6,149,362	5,862,500

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $0.01 par value, 250,000,000 shares authorized, 75,122,129 shares issued and outstanding at December 31, 2019; and 75,454,511 shares issued and outstanding at December 31, 2018	751	754
Additional paid-in capital	1,446,664	1,468,779
Retained earnings	605,269	539,332
Accumulated other comprehensive loss	—	(184)
Total shareholders’ equity	2,052,684	2,008,681

Total liabilities and shareholders’ equity	$8,202,046	$7,871,181

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Lease rental revenue	$777,403	$722,694	$721,302
Direct financing and sales-type lease revenue	32,295	35,132	25,716
Amortization of lease premiums, discounts and incentives	(22,636)	(15,269)	(11,714)
Maintenance revenue	74,987	105,738	56,128
Total lease revenue	862,049	848,295	791,432
Gain on sale of flight equipment	45,532	36,766	55,167
Other revenue	10,357	5,290	5,188
Total revenues	917,938	890,351	851,787

Operating expenses:
Depreciation	356,021	310,850	298,664
Interest, net	258,070	234,504	241,231
Selling, general and administrative (including non-cash share-based payment expense of $15,830, $11,488 and $13,148, respectively)	77,034	76,025	73,604
Impairment of aircraft	7,404	—	80,430
Maintenance and other costs	24,828	8,961	9,077
Total operating expenses	723,357	630,340	703,006

Other income (expense):
Loss on extinguishment of debt	(7,577)	—	—
Other	(11,864)	1,636	(2,476)
Total other income (expense)	(19,441)	1,636	(2,476)

Income from continuing operations before income taxes and earnings (loss) of unconsolidated equity method investment	175,140	261,647	146,305
Income tax provision	22,667	5,642	6,042
Earnings (loss) of unconsolidated equity method investment, net of tax	4,102	(8,086)	7,611
Net income	$156,575	$247,919	$147,874

Earnings per common share — Basic:
Net income per share	$2.09	$3.18	$1.88

Earnings per common share — Diluted:
Net income per share	$2.06	$3.17	$1.87

Dividends declared per share	$1.22	$1.14	$1.06

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$156,575	$247,919	$147,874
Other comprehensive income, net of tax:
Net derivative loss reclassified into earnings	184	1,166	2,202
Other comprehensive income	184	1,166	2,202
Total comprehensive income	$156,759	$249,085	$150,076

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$156,575	$247,919	$147,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	356,021	310,850	298,664
Amortization of deferred financing costs	14,578	14,627	19,435
Amortization of lease premiums, discounts and incentives	22,636	15,269	11,714
Deferred income taxes	20,223	(496)	(8,948)
Non-cash share-based payment expense	15,830	11,488	13,148
Cash flow hedges reclassified into earnings	184	1,166	2,202
Collections on direct financing and sales-type leases	25,842	—	—
Security deposits and maintenance payments included in earnings	(49,029)	(80,628)	(17,947)
Gain on the sale of flight equipment	(45,532)	(36,766)	(55,167)
Loss on extinguishment of debt	7,577	—	—
Impairment of aircraft	7,404	—	80,430
Other	206	3,032	1,476
Changes on certain assets and liabilities:
Accounts receivable	(13,162)	(12,328)	(6,734)
Other assets	2,594	5,065	(7,655)
Accounts payable, accrued expenses and other liabilities	(5,483)	10,526	13,857
Lease rentals received in advance	19,954	32,868	(1,478)
Net cash and restricted cash provided by operating activities	536,418	522,592	490,871
Cash flows from investing activities:
Acquisition and improvement of flight equipment	(1,172,370)	(1,317,497)	(1,038,343)
Proceeds from sale of flight equipment	361,747	338,831	833,576
Net investment in direct financing and sales-type leases	—	(15,783)	(331,721)
Collections on direct financing and sales-type leases	—	29,961	32,184
Aircraft purchase deposits and progress payments, net of returned deposits and aircraft sales deposits	760	(15,494)	(7,681)
Unconsolidated equity method investment and associated costs	(15,175)	(3,350)	—
Distributions from unconsolidated equity method investment in excess of earnings	36,750	3,900	—
Other	4,259	4,745	(5,122)
Net cash and restricted cash used in investing activities	(784,029)	(974,687)	(517,107)
Cash flows from financing activities:
Repurchase of shares	(36,739)	(71,421)	(4,862)
Proceeds from secured and unsecured debt financings	2,116,848	1,413,901	675,000
Repayments of secured and unsecured debt financings	(1,817,558)	(969,139)	(878,534)
Deferred financing costs	(13,800)	(11,642)	(8,540)
Debt extinguishment costs	(7,183)	—	—
Security deposits and maintenance payments received	202,833	203,925	192,830
Security deposits and maintenance payments returned	(117,872)	(90,803)	(141,185)
Dividends paid	(91,328)	(88,730)	(83,433)
Net cash and restricted cash provided by (used in) financing activities	235,201	386,091	(248,724)
Net decrease in cash and restricted cash	(12,410)	(66,004)	(274,960)
Cash and restricted cash at beginning of year	167,853	233,857	508,817
Cash and restricted cash at end of year	$155,443	$167,853	$233,857

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	$140,882	$152,719	$211,922
Restricted cash and cash equivalents	14,561	15,134	21,935

Unrestricted and restricted cash and cash equivalents	$155,443	$167,853	$233,857

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$246,026	$214,350	$228,125
Cash (received) paid during the year for income taxes	$(656)	$6,254	$4,576
Supplemental disclosures of non-cash investing activities:
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets settled in sale of flight equipment	$90,397	$71,837	$132,585
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets assumed in asset acquisitions	$31,958	$63,432	$149,100
Transfers from Flight equipment held for lease to Net investment in direct financing and sales-type leases and Other assets	$104,838	$11,202	$154,213

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share amounts)

			Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Common Shares
	Shares	Amount
Balance, December 31, 2016	78,593,133	$786	$1,521,190	$315,890	$(3,552)	$1,834,314
Issuance of common shares to directors and employees	344,017	3	(3)	—	—	—
Repurchase of common shares from stockholders, directors and employees	(229,187)	(2)	(4,860)	—	—	(4,862)
Amortization of share-based payments	—	—	11,469	—	—	11,469
Dividends declared	—	—	—	(83,433)	—	(83,433)
Net income	—	—	—	147,874	—	147,874
Net derivative loss reclassified into earnings	—	—	—	—	2,202	2,202
Balance, December 31, 2017	78,707,963	787	1,527,796	380,331	(1,350)	1,907,564
Issuance of common shares to stockholders, directors and employees	423,202	4	(4)	—	—	—
Repurchase of common shares from stockholders, directors and employees	(3,676,654)	(37)	(71,384)	—	—	(71,421)
Amortization of share-based payments	—	—	10,523	—	—	10,523
Reclassification of prior year director stock award liability	—	—	1,848	—	—	1,848
Dividends declared	—	—	—	(88,730)	—	(88,730)
Net income	—	—	—	247,919	—	247,919
Adoption of accounting standard	—	—	—	(188)	—	(188)
Net derivative loss reclassified into earnings	—	—	—	—	1,166	1,166
Balance, December 31, 2018	75,454,511	754	1,468,779	539,332	(184)	2,008,681
Issuance of common shares to stockholders, directors and employees	1,281,598	13	(13)	—	—	—
Repurchase of common shares from stockholders, directors and employees	(1,613,980)	(16)	(36,723)	—	—	(36,739)
Amortization of share-based payments	—	—	13,825	—	—	13,825
Reclassification of prior year director stock award liability	—	—	796	—	—	796
Dividends declared	—	—	—	(91,328)	—	(91,328)
Net income	—	—	—	156,575	—	156,575
Adoption of accounting standard	—	—	—	690	—	690
Net derivative loss reclassified into earnings	—	—	—	—	184	184

Balance, December 31, 2019	75,122,129	$751	$1,446,664	$605,269	$—	$2,052,684

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 1. Summary of Significant Accounting Policies
Organization and Basis of Presentation
Aircastle Limited (“Aircastle,” the “Company,” “we,” “us” or “our”) is a Bermuda exempted company that was incorporated on October 29, 2004 under the provisions of Section 14 of the Companies Act of 1981 of Bermuda. Aircastle’s business is investing in aviation assets, including acquiring, leasing, managing and selling commercial jet aircraft.
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
On November 5, 2019, Aircastle entered into an Agreement and Plan of Merger (the “Merger Agreement”), with MM Air Limited, a Bermuda exempted company (“Parent”), and MM Air Merger Sub Limited, a Bermuda exempted company and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, among other things, Merger Sub will merge with and into the Company, with Aircastle surviving as a wholly owned subsidiary of Parent (the “Merger”). Parent and Merger Sub are newly-formed entities controlled by affiliates of Marubeni Corporation (“Marubeni”) and Mizuho Leasing Company, Limited (“Mizuho Leasing”). The Marubeni Corporation is a related party and owns 28.8% of the Company’s outstanding common shares as of December 31, 2019.
Pursuant to the Merger Agreement, subject to certain conditions set forth therein, at the effective time of the Merger (the “Effective Time”), each issued and outstanding common share, par value $0.01 per share, of the Company (the “Common Shares”) (other than (i) shares to be canceled or converted into shares of the surviving company pursuant to the Merger Agreement and (ii) restricted shares to be canceled and exchanged pursuant to the Merger Agreement), shall be converted into the right to receive $32.00 in cash, without interest (the “Merger Consideration”).
Consummation of the Merger is subject to the satisfaction of certain remaining customary closing conditions, including, without limitation, (i) approval of the Merger Agreement and the transactions contemplated thereby by the affirmative votes of a majority of the votes cast by holders of outstanding Common Shares at a meeting of the Company’s shareholders; (ii) the receipt of any applicable pre-clearance or similar approval of certain remaining specified jurisdictions (i.e., Chile, Mexico and Morocco), and all required regulatory approvals being in full force and effect; (iii) the absence of any law, judgment or other legal restraint that prevents, makes illegal or prohibits the consummation of the Merger and the other transactions contemplated by the Merger Agreement; (iv) the accuracy of each party’s representations and warranties (subject to certain qualifications); (v) each party’s performance in all material respects of its obligations contained in the Merger Agreement; and (vi) the absence of a material adverse effect on the Company since the date of the Merger Agreement.
The Merger Agreement includes customary representations, warranties and covenants of Aircastle, Parent, and Merger Sub. Among other things, Aircastle has agreed to customary covenants regarding the operation of the business of Aircastle and its subsidiaries prior to the closing. Aircastle is permitted to pay regular quarterly dividends up to $0.32 per common share pursuant to the Merger Agreement. The Company currently anticipates that the Merger will close in the first half of calendar year 2020, subject to the satisfaction of the remaining customary closing conditions.
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
As a result of the Company’s adoption of ASC 842, we recognized right-of-use assets and lease liabilities on our Consolidated Balance Sheet as of December 31, 2019, for our office leases classified as operating leases under ASC 842, existing at, or entered into after, January 1, 2019. We adopted the standard using the required “modified retrospective”

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

approach and the available practical expedients. ASC 842 requires collections on direct financing and sales-type leases to be reported within operating activities on our Consolidated Statement of Cash Flows for the year ended December 31, 2019. Our financial statements for comparative periods have not been adjusted and continue to be reported in accordance with ASC 840. The standard did not have a material impact on our consolidated financial statements and related disclosures.
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure since the balance sheet date of December 31, 2019 through the date on which the consolidated financial statements included in this Form 10-K were issued.
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
Net Investment in Direct Financing and Sales-Type Leases
If a lease meets specific criteria at lease commencement or at the effective date of a lease modification, we recognize the lease as a direct financing or sales-type lease. The net investment in direct financing and sales-type leases consists of the lease receivable, estimated unguaranteed residual value of the leased flight equipment at lease-end and, for direct financing leases, deferred selling profit. For sales-type leases, we recognize the difference between the net book value of the aircraft and the net investment in the lease as a gain or loss on sale of fight equipment. Selling profit on a direct financing lease is deferred and amortized over the lease term, and a selling loss is recognized at lease commencement. Interest income on our net investment in leases is recognized as Direct financing and sales-type lease revenue over the lease term in a manner that produces a constant rate of return on the net investment in the lease.
Collectability of direct financing and sales-type leases is evaluated at lease commencement and periodically during the lease term. The evaluation is performed at an individual customer level and, among other things, considers the credit of the lessee and the value of the underlying aircraft. A loss allowance is established if there is evidence that we will be unable to collect all amounts due according to the contractual terms of the lease. At December 31, 2019, we had no allowance for credit losses for our Net investment in direct financing and sales-type leases.
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
Lease Incentives and Amortization
Many of our leases contain provisions which may require us to pay a portion of the lessee’s costs for heavy maintenance, overhaul or replacement of certain high-value components. We account for these expected payments as lease incentives, which are amortized as a reduction of revenue over the life of the lease. We estimate the amount of our portion for such costs, typically for the first major maintenance event for the airframe, engines, landing gear and auxiliary power units, expected to be paid to the lessee based on assumed utilization of the related aircraft by the lessee, the anticipated amount of the maintenance event cost and the estimated amounts the lessee is responsible to pay. The assumptions supporting these estimates are re-evaluated annually.
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
Lease Revenue Recognition
We lease flight equipment under net operating leases with lease terms typically ranging from three to seven years. We generally do not offer renewal terms or purchase options in our leases, although certain of our operating leases allow the lessee the option to extend the lease for an additional term. Operating leases with fixed rentals and step rentals are recognized on a straight-line basis over the term of the initial lease, assuming no renewals. Operating lease rentals that adjust based on a London Interbank Offered Rate (“LIBOR”) index are recognized on a straight-line basis over the lease term using the prevailing rate at lease commencement. Changes to rate-based lease rentals are recognized in the statements of income in the period of change. Revenue is not recognized when collection is not reasonably assured. When collectability is not probable, the customer is placed on non-accrual status, and revenue is recognized when cash payments are received.
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
Upon the Company’s adoption of ASC 326 in 2020, our net investments in direct financing and sales-type leases will be recorded in the consolidated financial statements net of an allowance for credit losses. This allowance for credit losses will reflect the Company’s estimate of lessee default probabilities and loss given default percentages. This estimate of expected credit losses will consider relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of reported amounts. Additional consideration will be given for potential non-credit losses to unguaranteed residual values. We will adopt the standard using the “modified retrospective” approach with a January 1, 2020 adjustment to the opening balance of retained earnings. The adoption of the standard will not have a material impact on our consolidated financial statements or related disclosures.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.  The standard modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project.  The standard is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted. The adoption of the standard will not have a material impact on our consolidated financial statements or related disclosures.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The standard requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use-software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred.  The standard is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted, including adoption in any interim period. The adoption of the standard will not have a material impact on our consolidated financial statements or related disclosures.
In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810), Targeted Improvements to Related Party Guidance for Variable Interest Entities. The standard changes how all entities evaluate decision-making fees under the variable interest entity guidance. The standard is applied retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. The standard is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The adoption of the standard will not have a material impact on our consolidated financial statements or related disclosures.

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
The following tables set forth our financial assets and liabilities as of December 31, 2019 and 2018 that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value as of December 31, 2019	Fair Value Measurements at December 31, 2019 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3	Valuation Technique
Assets:
Cash and cash equivalents	$140,882	$140,882	$—	$—	Market
Restricted cash and cash equivalents	14,561	14,561	—	—	Market
Derivative assets	115	—	115	—	Market
Total	$155,558	$155,443	$115	$—

	Fair Value as of December 31, 2018	Fair Value Measurements at December 31, 2018 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3	Valuation Technique
Assets:
Cash and cash equivalents	$152,719	$152,719	$—	$—	Market
Restricted cash and cash equivalents	15,134	15,134	—	—	Market
Derivative assets	4,886	—	4,886	—	Market
Total	$172,739	$167,853	$4,886	$—

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
For the years ended December 31, 2019 and 2018, we had no transfers into or out of Level 3.
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
We account for our investment in unconsolidated joint ventures under the equity method of accounting. Investments are recorded at cost and are adjusted by undistributed earnings and losses and the distributions of dividends and capital. These investments are also reviewed for impairment whenever events or circumstances indicate the fair value is less than its carrying value and the decline is other-than-temporary.
Aircraft Valuation
Transactional Impairments
On April 10, 2019, the Company early terminated the leases for seven Boeing 737NG aircraft on lease to Jet Airways (India) Limited (“Jet Airways”) due to lessee default. As a result of these lease terminations, the Company recognized net maintenance revenue of $17,554 and impairment charges of $7,404 in the second quarter of 2019. We did not record any transactional impairments during 2018.
Annual Recoverability Assessment
We completed our annual recoverability assessment of our aircraft in the second quarter this year. We also performed aircraft-specific analyses where there were changes in circumstances, such as approaching lease expirations. Other than the transactional impairment discussed above, no other impairments were recorded during 2019.
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
Management believes that the net book value of each aircraft is currently supported by the estimated future undiscounted cash flows expected to be generated by that aircraft and, accordingly, no aircraft were impaired as a consequence of our annual recoverability assessment. However, if our estimates or assumptions change, we may revise our cash flow assumptions and record future impairment charges. While we believe that the estimates and related assumptions used in the annual recoverability assessment are appropriate, actual results could differ from those estimates.
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
The carrying amounts and fair values of our financial instruments at December 31, 2019 and 2018 are as follows:

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	December 31, 2019		December 31, 2018
	Carrying Amount of Liability	Fair Value of Liability	Carrying Amount of Liability	Fair Value of Liability
Credit Facilities	$150,000	$150,000	$425,000	$425,000
Unsecured Term Loan	215,000	215,000	120,000	120,000
ECA Financings	147,644	150,805	189,080	190,216
Bank Financings	993,593	1,010,482	619,715	623,604
Senior Notes	3,600,000	3,787,268	3,450,000	3,446,826

All of our financial instruments are classified as Level 2 with the exception of our senior notes, which are classified as Level 1.
Note 3. Lease Rental Revenues and Flight Equipment Held for Lease
Minimum future annual lease rentals contracted to be received under our existing operating leases of flight equipment at December 31, 2019 were as follows:

Year Ended December 31,	Amount
2020	$767,025
2021	692,351
2022	607,368
2023	525,677
2024	414,660
Thereafter	551,169
Total	$3,558,250

Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Year Ended December 31,
Region	2019	2018	2017
Asia and Pacific	43%	36%	37%
Europe	27%	28%	24%
Middle East and Africa	10%	11%	12%
North America	9%	9%	8%
South America	11%	16%	19%

Total	100%	100%	100%

The classification of regions in the table above and in the tables and discussion below is determined based on the principal location of the lessee of each aircraft.
The following table shows the number of lessees with lease rental revenue of at least 5% of total lease rental revenue and their combined total percentage of lease rental revenue for the periods indicated:

Year Ended December 31,	2019		2018		2017
	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue
Largest lessees by lease rental revenue	2	16%	3	18%	4	24%

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table sets forth revenue attributable to individual countries representing at least 10% of total revenue (including maintenance revenue) based on each lessee’s principal place of business for the periods indicated:

Year Ended December 31,	2019		2018		2017
Country	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Brazil(1)	$—	—%	$116,527	13%	$—	—%
India(2)	115,865	13%	—	—%	—	—%

 ______________

(1)
For the year ended December 31, 2018, total revenue included $72,242 of maintenance revenue related to early lease terminations with Avianca Brazil. Total revenue attributable to Brazil was less than 10% for the years ended December 31, 2019 and 2017.

(2)
For the year ended December 31, 2019, total revenue attributable to India included maintenance revenue of $14,915. Total revenue attributable to India was less than 10% for the years ended December 31, 2018 and 2017.

Geographic concentration of net book value of flight equipment (including flight equipment held for lease and net investment in direct financing and sales-type leases, or “net book value”) was as follows:

	December 31, 2019			December 31, 2018
Region	Number of Aircraft		Net Book Value %	Number of Aircraft		Net Book Value %
Asia and Pacific	94		38%	78		36%
Europe	99		26%	87		27%
Middle East and Africa	16		7%	17		8%
North America	40		13%	35		10%
South America	26		15%	16		10%
Off-lease	3	(1)	1%	15	(2)	9%
Total	278		100%	248		100%
______________

(1)
Consisted of one Airbus A320-200 aircraft, which was delivered on lease to a customer in Europe during the first quarter of 2020, one Airbus A330-200 aircraft, which is subject to a lease commitment, and one Boeing 737-800 aircraft, which we are marketing for lease or sale.

(2)
Consisted of ten Airbus A320-200 aircraft, one Airbus A330-200 aircraft, one Boeing 737-800 aircraft and one Boeing 777-300ER aircraft, all of which delivered on lease to customers during 2019, one Airbus A330-200 aircraft, which is subject to a lease commitment, and one Airbus A320-200 aircraft, which was sold during 2019.

The following table sets forth net book value of flight equipment (includes net book value of flight equipment held for lease and net investment in direct financing and sales-type leases) attributable to individual countries representing at least 10% of net book value of flight equipment based on each lessee’s principal place of business as of:

	December 31, 2019			December 31, 2018
Region	Net Book Value	Net Book Value %	Number of Lessees	Net Book Value	Net Book Value %	Number of Lessees
India	$924,190	12%	4	$865,046	12%	4

At December 31, 2019 and 2018, the amounts of lease incentive liabilities recorded in maintenance payments on the Consolidated Balance Sheets were $9,176 and $15,636, respectively.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 4. Net Investment in Direct Financing and Sales-Type Leases
At December 31, 2019, our net investment in direct financing and sales-type leases consisted of 29 aircraft. The components of our net investment in direct financing and sales-type leases at December 31, 2019 are as follows:

Amount
Lease receivable	$164,816
Unguaranteed residual value of flight equipment	254,580
Net investment in direct financing and sales-type leases	$419,396

At December 31, 2019, future lease payments on direct financing and sales-type leases are as follows:

Year Ending December 31,	Amount
2020	$59,963
2021	43,716
2022	33,220
2023	27,228
2024	8,343
Thereafter	16,030
Total undiscounted lease payments	188,500
Present value of lease payments - lease receivable	(164,816)
Difference between undiscounted lease payments and lease receivable	$23,684

Note 5. Unconsolidated Equity Method Investment
We have joint ventures with an affiliate of Ontario Teachers’ Pension Plan (“Teachers’”) and with Mizuho Leasing.

Amount
Investment in joint ventures at December 31, 2017	$76,982
Investment in joint ventures	4,115
Loss from joint ventures, net of tax	(8,086)
Distributions	(3,900)
Investment in joint ventures at December 31, 2018	$69,111
Investment in joint ventures	15,175
Earnings from joint ventures, net of tax	4,102
Distributions	(36,750)
Guarantee liabilities	(18,664)

Investment in joint venture at December 31, 2019	$32,974

During 2019, the sale of all eight aircraft held by the joint venture with Teachers’ to a single buyer was completed. Included in Other revenue is $5,431 in fees earned in relation to the sale of all eight aircraft in our Lancaster joint venture. Guarantee liabilities in Maintenance payments and Security deposits were offset against the investment in joint venture, as we had no further obligations due to the sale of the joint venture’s aircraft. Teachers’, as majority shareholder, chose to liquidate the joint venture and as a result we received a distribution of $36,750 during 2019. As of December 31, 2019, minimal assets remain in the joint venture as needed to complete its liquidation during 2020.
In 2019, we sold four aircraft to IBJ Air, in which we hold a 25% equity interest. Included in Other revenue is $1,985 in fees earned in relation to IBJ Air’s acquisition of these four aircraft. These transactions were approved by our Audit Committee as arm’s length transactions under our related party policy. At December 31, 2019, the net book value of the IBJ Air joint venture’s nine aircraft was $327,839.

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
The only assets that the Air Knight VIEs have on their books are net investments in direct financing and sales-type leases that are eliminated in the consolidated financial statements. The related aircraft, with a net book value as of December 31, 2019 of $376,630, were included in our flight equipment held for lease. The consolidated debt outstanding, net of debt issuance costs, of the Air Knight VIEs as of December 31, 2019 is $145,443.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 7. Borrowings from Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured term debt financings were as follows:

	At December 31, 2019				At December 31, 2018
Debt Obligation	Outstanding Borrowings	Number of Aircraft	Interest Rate	Final Stated Maturity	Outstanding Borrowings
Secured Debt Financings:
ECA Financings(1)	$147,644	6	3.02% to 3.96%	12/03/21 to 11/30/24	$189,080
Bank Financings(2)	993,593	35	3.13% to 4.63%	06/17/23 to 01/19/26	619,715
Less: Debt Issuance Costs	(11,892)				(10,338)
Total secured debt financings, net of debt issuance costs and discounts	1,129,345	41			798,457
Unsecured Debt Financings:
Senior Notes due 2019(3)	—				500,000
Senior Notes due 2020	300,000		7.625%	04/15/20	300,000
Senior Notes due 2021	500,000		5.125%	03/15/21	500,000
Senior Notes due 2022	500,000		5.500%	02/15/22	500,000
Senior 5.00% Notes due 2023	500,000		5.000%	04/01/23	500,000
Senior 4.40% Notes due 2023	650,000		4.400%	09/25/23	650,000
Senior Notes due 2024	500,000		4.125%	05/01/24	500,000
Senior Notes due 2026	650,000		4.250%	06/15/26	—
Unsecured Term Loan	215,000		3.359%	03/07/22 to 03/07/24	120,000
Revolving Credit Facilities	150,000		3.21% to 3.41%	12/27/21 to 06/27/22	425,000
Less: Debt issuance costs and discounts	(32,509)				(32,104)
Total unsecured debt financings, net of debt issuance costs and discounts	3,932,491				3,962,896
Total secured and unsecured debt financings, net of debt issuance costs and discounts	$5,061,836				$4,761,353
 _______________

(1)	The borrowings under these financings at December 31, 2019 have a weighted-average rate of interest of 3.58%.

(2)	The borrowings under these financings at December 31, 2019 have a weighted-average fixed rate of interest of 3.82%.

(3)	Repaid on July 15, 2019.
Secured Debt Financing:
Bank Financings
On May 1, 2019, we entered into a full recourse $320,000 secured bank financing with BNP Paribas and Société Générale in relation to eight Airbus A320-200neo aircraft on lease with a customer in Asia. This financing bears interest at a fixed rate of 3.61% and matures in September 2024. In addition, on May 1, 2019, we entered into a full recourse $120,000 secured bank financing with Crédit Agricole in relation to three Airbus A320-200neo aircraft on lease with a customer in Asia. This financing bears interest at a fixed rate of 3.13% and matures in March 2025.
On June 26, 2019, we amended and restated the original loan agreement, dated October 11, 2018, with National Bank of Australia to include an additional $40,000 in financing for two Boeing 737-800 aircraft on lease with a customer in North America. This financing bears interest at a fixed rate of 3.14% and matures in December 2024.

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
At December 31, 2019, we had $150,000 outstanding under our revolving credit facilities and had $950,000 available.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Maturities of the secured and unsecured debt financings over the next five years and thereafter are as follows:

Year Ending December 31,	Amount
2020	$429,324
2021	734,330
2022	739,934
2023	1,417,837
2024	981,886
Thereafter	802,926
Total	$5,106,237

As of December 31, 2019, we were in compliance with all applicable covenants in our financings.
Note 8. Shareholders’ Equity and Share-Based Payment
On March 21, 2017, the Board of Directors adopted the Aircastle Limited Amended and Restated 2014 Omnibus Incentive Plan (the “Amended and Restated 2014 Plan”). The Amended and Restated 2014 Plan was approved by shareholders at the Company’s 2017 Annual General Meeting of Shareholders on May 19, 2017.
The maximum number of Common Shares reserved for issuance under the Amended and Restated 2014 Plan is 6,750,000 Common Shares. Restricted common shares outstanding under prior plans in the amount of 333,974 shares will continue to vest subject to the terms and conditions of the prior plans and the applicable awards agreements which are included in the below table.
The purpose of the Amended and Restated 2014 Plan is to provide an incentive to selected officers, employees, non-employee directors, independent contractors, and consultants of the Company or its affiliates whose contributions are essential to the growth and success of the business of the Company and its affiliates, to strengthen the commitment of such persons to the Company and its affiliates, motivate such persons to faithfully and diligently perform their responsibilities and attract and retain competent and dedicated persons whose efforts will result in the long-term growth and profitability of the Company and its affiliates. To accomplish such purposes, the Company may grant options, share appreciation rights, restricted shares, restricted share units, share bonuses, other share-based awards, cash awards or any combination of the foregoing. The Amended and Restated 2014 Plan provides that grantees of restricted common shares will have all of the rights of shareholders, including the right to receive dividends, other than the right to sell, transfer, assign or otherwise dispose of the shares until the lapse of the restricted period. Generally, the restricted common shares vest over three to five-year periods based on continued service and are being expensed on a straight-line basis over the requisite service period of the awards. The terms of the grants provide for accelerated vesting under certain circumstances, including termination without cause following a change of control.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

A summary of the fair value of non-vested restricted common shares for the years ended December 31, 2019, 2018 and 2017 is as follows:

Non-vested Shares	Shares (in thousands)	Weighted Average Grant Date Fair Value ($)
Non-vested at December 31, 2016	676.7	$17.84
Granted	315.5	22.41
Canceled	(4.2)	20.36
Vested	(469.6)	18.60
Non-vested at December 31, 2017	518.4	$19.92
Granted	291.9	21.88
Canceled	(16.8)	21.27
Vested	(306.3)	19.52
Non-vested at December 31, 2018	487.2	$21.30
Granted	303.3	19.46
Canceled	(16.7)	21.21
Vested	(344.9)	20.85
Vesting-accelerated(1)	(94.9)	32.01

Non-vested at December 31, 2019	334.0	$20.31

_______________
(1) See “Share-based Compensation Related to Proposed Merger” below.
The fair value of the restricted common shares granted in 2019, 2018 and 2017 were determined based upon the market price of the shares at the grant date.
Performance Share Units
During 2019, the Company issued performance share units (“PSUs”) to certain employees. These awards were made under the Amended and Restated 2014 Plan. The PSUs are denominated in share units without dividend rights, each of which is equivalent to one common share, and are subject to market and performance conditions and time vesting.
The PSUs granted in 2019 vest at the end of a three-year performance period which ends on December 31, 2021. Half of the PSUs vest on achieving relative total stockholder return goals (the “TSR PSUs”) while the other half vest on attaining annual Adjusted Return on Equity goals (the “AROE PSUs”). The table below shows the PSU awards issued during 2019, including the number of common shares underlying the awards at the time of issuance:

	Minimum	Target	Maximum
TSR PSUs	—	168,784	337,568
AROE PSUs	—	168,780	337,560
Total	—	337,564	675,128

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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table summarizes the assumption ranges used in calculating the fair value of TSR PSUs during the following periods:

	Year Ended December 31,
	2019	2018	2017
Volatility	24.8% to 32.6%	24.8% to 32.6%	29.4% to 32.6%
Dividend yield	4.3% to 5.5%	4.3% to 4.9%	4.3%
Risk-free interest rate	1.4% to 2.6%	0.8% to 2.6%	0.8% to 1.5%

The number of shares vesting from the AROE PSUs at the end of the three-year performance period will depend on the Company’s Adjusted Return on Equity as measured against the targets set by the Compensation Committee annually during the performance period, consistent with the business plan approved by the Board. The fair value of the 2019 AROE PSUs was determined based on the closing market price of the Company’s common shares on the date of grant reduced by the present value of expected dividends to be paid. The number of shares that will ultimately vest will range from 0% to 200% of the target AROE PSUs.
During 2019, the Company granted a target of 225,044 PSUs of which, 168,784 are TSR PSUs and 56,260 are AROE PSUs. As of December 31, 2019, the remaining target AROE PSUs will be considered granted upon the Compensation Committee’s setting the target AROE for the respective periods:

	Remaining AROE Target PSUs
	2020	2021
2018 PSUs	5,652	—
2019 PSUs	40,652	54,092

The following table summarizes the activities for our unvested PSUs for the years ended December 31, 2019, 2018 and 2017:

	Unvested Performance Stock Units
	Number of Units of TSR PSUs	Number of Units of AROE PSUs	TSR PSUs Weighted Fair Value on Date of Grant ($)	AROE PSUs Weighted Fair Value on Date of Grant ($)
Unvested at December 31, 2016	143,414	47,802	$25.07	$19.18
Granted(1)	107,426	116,721	25.00	20.37
Vested	(50,899)	(57,637)	24.83	20.02
Canceled/Forfeited(2)	—	(1,697)	—	20.55
Unvested at December 31, 2017	199,941	105,189	$25.09	$20.02
Granted(1)	169,631	266,244	22.15	19.65
Vested	—	(129,522)	—	20.14
Canceled/Forfeited(2)	(92,515)	(26,006)	25.20	19.99
Unvested as of December 31, 2018	277,057	215,905	$23.16	$19.47
Granted(1)	362,681	392,667	25.22	30.32
Vested	(235,120)	(188,740)	23.25	19.67
Canceled/Forfeited(2)	(17,624)	(14,363)	24.12	18.95
Vesting-accelerated(3)	(164,810)	(382,502)	32.01	32.01
Unvested as of December 31, 2019	222,184	22,967	$23.12	$20.14
Expected to vest after December 31, 2019	222,184	22,967	$23.12	$20.14

______________

(1)	Also includes shares above target.

(2)	Represents performance share units that were below target and as a result were forfeited.

(3)	See “Share-based Compensation Related to Proposed Merger” below.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

During 2019, the Company incurred share-based compensation expense of $6,602 related to restricted common shares and $9,228 related to PSUs.
As of December 31, 2019, the Company has unrecognized compensation cost, adjusted for actual forfeitures, of $2,965 related to non-vested restricted common shares and $3,367 related to PSUs, which is expected to be recognized over a weighted average period of 1.96 years. In addition, there is $15,149 of unrecognized expense due to the acceleration of RSAs and PSUs related to the Merger Agreement, which will be amortized through the estimated closing date.
Share-based Compensation Related to Proposed Merger
In connection with the Merger, the Company reserved the right to take certain actions, following reasonable consultation with Parent, to reduce the amount of any potential “parachute payments” subject to the excise tax imposed under Section 4999 of the Internal Revenue Code (including amounts payable to the Company’s executive officers), including accelerating the vesting and payment of certain equity and restricted cash awards and the payment of certain incentive compensation payments into 2019.
Effective as of December 24, 2019, the Company accelerated the vesting and payment of certain PSUs and the vesting of certain restricted share awards held by the Company’s executive officers provided that, as set forth in the employment agreement amendments, if the executive officer is terminated for cause or resigns without “good reason” (as defined in the executive officer’s employment agreement) prior to the earlier of the consummation of the Merger or the termination of the Merger Agreement, the executive officer must repay to the Company the gross amount of the accelerated awards. In addition, the Merger Agreement contains additional repayment provisions as such if the Merger Agreement terminates.
Cash bonuses were accelerated and paid based on the target level of performance. Any difference between the amounts accelerated for PSUs or bonuses paid in 2019 and the amounts earned based on actual performance for 2019 will be trued-up and paid to the executive officer (or repaid by the executive officer, if applicable) on the normal payment dates for such compensation in 2020.
On May 17, 2019, our Board of Directors increased the authorization to repurchase the Company’s common shares to $100,000 from the $76,019 that was remaining under the previous authorization. During 2019, we repurchased 973,528 common shares at an aggregate cost of $18,382, including commissions. At December 31, 2019, the remaining dollar value of common shares that may be purchased under the repurchase program is $90,351. We also repurchased 640,452 shares totaling $18,357 from our employees and directors to settle tax obligations related to share vesting.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 9. Dividends
The following table sets forth the quarterly dividends declared by our Board of Directors for the three years ended December 31, 2019:

Declaration Date	Dividend per Common Share	Aggregate Dividend Amount	Record Date	Payment Date
October 28, 2019	$0.32	$23,884	November 29, 2019	December 13, 2019
August 2, 2019	$0.30	$22,390	August 30, 2019	September 16, 2019
April 30, 2019	$0.30	$22,536	May 31, 2019	June 14, 2019
February 8, 2019	$0.30	$22,518	February 28, 2019	March 15, 2019
October 30, 2018	$0.30	$22,867	November 30, 2018	December 14, 2018
August 3, 2018	$0.28	$21,870	August 31, 2018	September 14, 2018
May 1, 2018	$0.28	$21,908	May 31, 2018	June 15, 2018
February 2, 2018	$0.28	$22,085	February 28, 2018	March 15, 2018
October 31, 2017	$0.28	$22,039	November 30, 2017	December 15, 2017
August 4, 2017	$0.26	$20,464	August 31, 2017	September 15, 2017
May 2, 2017	$0.26	$20,482	May 31, 2017	June 15, 2017
February 9, 2017	$0.26	$20,466	February 28, 2017	March 15, 2017

Note 10. Earnings per Share
We include all common shares granted under our incentive compensation plan which remain unvested (“restricted common shares”) and contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (“participating securities”), in the number of shares outstanding in our basic and diluted EPS calculations using the two-class method. All of our restricted common shares are currently participating securities. Our unvested PSUs are contingently issuable shares which are included in our diluted earnings per share calculations which do not include voting or dividend rights. The PSUs that vested as of December 31, 2019 are included in basic and diluted EPS as issued shares.
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

	Year Ended December 31,
	2019	2018	2017
Weighted-average shares:
Common shares outstanding	74,477,865	77,447,263	78,219,458
Restricted common shares	495,192	476,726	556,592

Total weighted-average shares	74,973,057	77,923,989	78,776,050

Percentage of weighted-average shares:
Common shares outstanding	99.34%	99.39%	99.29%
Restricted common shares	0.66%	0.61%	0.71%

Total	100.00%	100.00%	100.00%

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The calculations of both basic and diluted earnings per share for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Year Ended December 31,
	2019	2018	2017
Earnings per common share — Basic:
Income from continuing operations	$156,575	$247,919	$147,874
Less: Distributed and undistributed earnings allocated to restricted common shares(1)	(1,034)	(1,517)	(1,045)
Income from continuing operations available to common shareholders — Basic	$155,541	$246,402	$146,829

Weighted-average common shares outstanding — Basic	74,477,865	77,447,263	78,219,458

Net income per common share — Basic	$2.09	$3.18	$1.88

Earnings per common share — Diluted:
Income from continuing operations	$156,575	$247,919	$147,874
Less: Distributed and undistributed earnings allocated to restricted common shares(1)	(1,034)	(1,517)	(1,045)
Income from continuing operations available to common shareholders — Diluted	$155,541	$246,402	$146,829

Weighted-average common shares outstanding — Basic	74,477,865	77,447,263	78,219,458
Effect of diluted shares(2)	904,417	301,356	153,983
Weighted-average common shares outstanding — Diluted	75,382,282	77,748,619	78,373,441

Net income per common share — Diluted	$2.06	$3.17	$1.87
 _____________

(1)
For the years ended December 31, 2019, 2018 and 2017, distributed and undistributed earnings to restricted shares was 0.66%, 0.61% and 0.71%, respectively, of net income. The amount of restricted share forfeitures for all periods present was immaterial to the allocation of distributed and undistributed earnings.

(2)	For the years ended December 31, 2019, 2018 and 2017, dilutive shares represented contingently issuable shares related to the Company’s PSUs.
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
The sources of income from continuing operations before income taxes and earnings of unconsolidated equity method investment for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
	2019	2018	2017
U.S. operations	$9,085	$8,104	$2,801
Non-U.S. operations	166,055	253,543	143,504
Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	$175,140	$261,647	$146,305

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The components of the income tax provision from continuing operations for the years ended December 31, 2019, 2018 and 2017 consisted of the following:

	Year Ended December 31,
	2019	2018	2017
Current:
United States:
Federal	$782	$2,446	$6,503
State	437	(136)	1,913
Non-U.S.	1,225	3,828	6,574
Current income tax provision	2,444	6,138	14,990
Deferred:
United States:
Federal	7,205	2,901	(5,474)
State	2,018	759	(1,161)
Non-U.S.	11,000	(4,156)	(2,313)
Deferred income tax provision (benefit)	20,223	(496)	(8,948)
Total	$22,667	$5,642	$6,042

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2019, 2018 and 2017 consisted of the following:

	Year Ended December 31,
	2019	2018	2017
Deferred tax assets:
Non-cash share-based payments	$614	$2,182	$1,899
Net operating loss carry forwards	69,806	48,660	22,804
Other	72,732	1,795	1,272
Total deferred tax assets	143,152	52,637	25,975
Deferred tax liabilities:
Accelerated depreciation	(136,268)	(95,107)	(62,379)
Other	(70,551)	(338)	354
Total deferred tax liabilities	(206,819)	(95,445)	(62,025)

Net deferred tax liabilities	$(63,667)	$(42,808)	$(36,050)

The Company had $69,332 of net operating loss (“NOL”) carry forwards available at December 31, 2019 to offset future taxable income subject to U.S. graduated tax rates. If not utilized, $47,850 of these carry forwards will expire by 2039, with $21,482 of these carry forwards having no expiration date. The Company also had NOL carry forwards of $488,600 with no expiration date to offset future Irish and Mauritius taxable income. Deferred tax assets and liabilities are included in Other assets and Accounts payable and accrued liabilities, respectively, in the accompanying Consolidated Balance Sheets.
We do not expect to incur income taxes on future distributions of undistributed earnings of non-U.S. subsidiaries and accordingly, no deferred income taxes have been provided for the distributions of such earnings. As of December 31, 2019 we have elected to permanently reinvest our accumulated undistributed U.S. earnings of $27,970. Accordingly, no U.S. withholding taxes have been provided. Withholding tax of $1,398 would be due if such earnings were remitted.
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
Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income from continuing operations at December 31, 2019, 2018 and 2017 consisted of the following:

	Year Ended December 31,
	2019	2018	2017
Notional U.S. federal income tax expense at the statutory rate:	$36,779	$54,946	$51,207
U.S. state and local income tax, net	1,549	525	168
Non-U.S. operations:
Bermuda	(16,950)	(41,064)	(21,517)
Ireland	(99)	(2,567)	(2,348)
Singapore	(28)	(3,232)	(15,839)
Other low tax jurisdictions	(2,504)	(3,246)	(5,581)
Non-deductible expenses in the U.S.	3,581	157	(236)
Other	339	123	188

Provision for income taxes	$22,667	$5,642	$6,042

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
Note 12. Interest, Net
The following table shows the components of interest, net for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities(1)	$245,673	$221,987	$223,260
Amortization of deferred losses related to interest rate derivatives	184	1,166	2,202
Amortization of deferred financing fees and debt discount(2)	14,578	14,627	19,435
Interest expense	260,435	237,780	244,897
Less: Interest income	(2,365)	(2,943)	(3,411)
Less: Capitalized interest	—	(333)	(255)
Interest, net	$258,070	$234,504	$241,231
______________

(1)	Included a loan termination gain of $838 related to the sale of aircraft during the year ended December 31, 2018.

(2)	Included $172 and $300 in deferred financing fees written off related to the sale of aircraft during the years ended December 31, 2019 and 2018, respectively.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 13. Commitments and Contingencies
Rent expense, primarily for the corporate office and sales and marketing facilities, was $1,601, $2,865 and $2,143 for the years ended December 31, 2019, 2018 and 2017, respectively.
As of December 31, 2019, Aircastle is obligated under non-cancelable operating leases relating principally to office facilities in Stamford, Connecticut; Dublin, Ireland; and Singapore for future minimum lease payments as follows:

Year Ending December 31,	Amount
2020	$1,870
2021	1,901
2022	1,811
2023	1,696
2024	1,727
Thereafter	6,112
Total	$15,117

At December 31, 2019, we had commitments to acquire 31 aircraft for $1,112,825, including 25 Embraer E2 aircraft.
Remaining commitments, including $120,887 of progress payments, contractual price escalations and other adjustments for these aircraft at December 31, 2019, net of amounts already paid, are as follows:

Year Ending December 31,	Amount
2020	$218,916
2021	508,424
2022	192,506
2023	119,131
2024	73,848
Thereafter	—
Total	$1,112,825

As of February 10, 2020, we have commitments to acquire 31 aircraft for $1,112,825.
As of December 31, 2019, two lawsuits related to the Merger Agreement were filed against the Company by purported shareholders. The Company has not recognized a contingent liability as a result of these lawsuits as it believes the claims asserted are without merit.
Note 14. Other Assets
The following table describes the principal components of Other assets on our Consolidated Balance Sheets as of:

	December 31,
	2019	2018
Deferred income tax asset	$1,007	$912
Lease incentives and premiums, net of amortization of $71,851 and $47,304, respectively	112,923	99,079
Flight equipment held for sale	333	11,707
Aircraft purchase deposits and progress payments(1)	33,754	39,948
Fair value of interest rate cap	115	4,886
Note receivable(2)	—	4,292
Right-of-use asset(3)	9,329	—
Other assets	43,748	53,537
Total other assets	$201,209	$214,361

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
Note 15. Accounts Payable, Accrued Expenses and Other Liabilities
The following table describes the principal components of Accounts payable, accrued expenses and other liabilities recorded on our Consolidated Balance Sheets as of:

	December 31,
	2019	2018
Accounts payable and accrued expenses	$47,228	$57,220
Deferred income tax liability	64,674	43,720
Accrued interest payable	44,694	45,277
Lease liability	12,800	—
Lease discounts, net of amortization of $44,696 and $43,935, respectively	2,718	7,124

Total accounts payable, accrued expenses and other liabilities	$172,114	$153,341

Note 16. Quarterly Financial Data (Unaudited)
Quarterly results of our operations for the years ended December 31, 2019 and 2018 are summarized below:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2019
Revenues	$243,730	$236,865	$223,416	$213,927
Net income	$47,318	$43,335	$31,112	$34,810
Basic earnings per share:
Net income	$0.63	$0.58	$0.41	$0.46
Diluted earnings per share:
Net income	$0.62	$0.57	$0.41	$0.46

2018
Revenues	$292,566	$190,829	$204,276	$202,680
Net income	$103,837	$36,332	$50,203	$57,547
Basic earnings per share:
Net income	$1.36	$0.47	$0.64	$0.73
Diluted earnings per share:
Net income	$1.35	$0.46	$0.64	$0.73

The sum of the quarterly earnings per share amounts may not equal the annual amount reported since per share amounts are computed independently for each period presented.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Aircastle Limited has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 13, 2020

Aircastle Limited
By:	/s/ Michael Inglese
Michael Inglese
Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Aircastle Limited and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Michael Inglese	Chief Executive Officer and Director	February 13, 2020
Michael Inglese

/s/ Aaron Dahlke	Chief Financial Officer	February 13, 2020
Aaron Dahlke

/s/ James C. Connelly	Chief Accounting Officer	February 13, 2020
James C. Connelly

/s/ Peter V. Ueberroth	Chairman of the Board	February 13, 2020
Peter V. Ueberroth

/s/ Ronald W. Allen	Director	February 13, 2020
Ronald W. Allen

/s/ Giovanni Bisignani	Director	February 13, 2020
Giovanni Bisignani

/s/ Michael J. Cave	Director	February 13, 2020
Michael J. Cave

/s/ Douglas A. Hacker	Director	February 13, 2020
Douglas A. Hacker

/s/ Jun Horie	Director	February 13, 2020
Jun Horie

/s/ Takashi Kurihara	Director	February 13, 2020
Takashi Kurihara

/s/ Ronald L. Merriman	Director	February 13, 2020
Ronald L. Merriman

/s/ Agnes Mura	Director	February 13, 2020
Agnes Mura

/s/ Charles W. Pollard	Director	February 13, 2020
Charles W. Pollard

/s/ Takayuki Sakakida	Director	February 13, 2020
Takayuki Sakakida

S - 1