Form 10-K/A
period 2019-12-31
Aircastle LTD
filed 2020-04-22
CIK 1362988

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

c/o Aircastle Advisor LLC
201 Tresser Boulevard, Suite 400
Stamford
CT
06901
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code: (203) 504-1020

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Shares, par value $0.01 per share	N/A	N/A

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☐

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

As of April 22, 2020, the Registrant has 14,048 Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

On March 27, 2020, Aircastle Limited, a Bermuda exempted company (the “Company”), completed the previously announced merger (the “Merger”) of MM Air Merger Sub Limited, a Bermuda exempted company (“Merger Sub”), with and into the Company, whereby the separate corporate existence of Merger Sub ceased and the Company became a privately-held company that is an affiliate of MM Air Limited, a Bermuda exempted company (“Parent”), and Marubeni Aviation Holding Coöperatief U.A., a Netherlands coöperatief (“MHC”). Parent is, and Merger Sub was, controlled by affiliates of Marubeni Corporation (“Marubeni”) and Mizuho Leasing Company, Limited (“Mizuho Leasing”). MHC is an affiliate of Marubeni. The Merger was effected pursuant to an Agreement and Plan of Merger, dated as of November 5, 2019 (the “Merger Agreement”), and a related Statutory Merger Agreement, dated as of March 27, 2020, by and among the Company, Parent and Merger Sub. The Merger became effective on March 27, 2020 (the “Effective Time”) pursuant to the Certificate of Merger that was issued by the Registrar of Companies in Bermuda on such date.

At the Effective Time, subject to the terms and conditions of the Merger Agreement, each issued and outstanding common share, par value $0.01 per share (the “Common Shares”), of the Company (other than (i) shares canceled or converted into shares of the surviving company pursuant to the Merger Agreement and (ii) restricted shares canceled and exchanged pursuant to the Merger Agreement) was converted into the right to receive $32.00 per Common Share in cash, without interest and less any required withholding taxes (the “Merger Consideration”).

On February 13, 2020, the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Original Form 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”). The Company is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) because it will not file a proxy statement for its 2020 Annual General Meeting of Shareholders and will not hold its 2020 Annual General Meeting of Shareholders as a result of the Merger. This Form 10-K/A amends and restates in its entirety Part III, Items 10 through 14 of the Original Form 10-K, to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. In this Form 10-K/A, unless the context indicates otherwise, the designations “Aircastle,” the “Company,” “we,” “us” or “our” refer to Aircastle Limited and its subsidiaries.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

Except as described above, this Form 10-K/A does not modify or update disclosures in, or exhibits to, the Original Form 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and our other filings with the SEC.

i

ii

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our Directors. In connection with the Merger and effective as of the Effective Time, the members of the board of directors of the Company (the “Board”) were replaced with the sole member of the board of directors of Merger Sub. As of the Effective Time, the sole director of Merger Sub immediately before the Effective Time, Takayuki Sakakida, became the sole director of the Company and will serve on the Board until his successor is duly elected and qualified or until his earlier death, resignation or removal. Following consummation of the Merger, Mr. Sakakida was also appointed as a member of the Investment Committee.

After the Effective Time, MHC and Parent, the sole shareholders of the Company increased the size of the Board to seven (7) directors (the “Directors”) and delegated to the Board the authority to appoint Directors to fill the vacancies on the Board. After the Effective Time, the Board then appointed Douglas A. Hacker, Michael J. Inglese, Takashi Kurihara, Charles W. Pollard, Taro Kawabe and Noriyuki Yukawa as additional members to the Board. Takashi Kurihara was appointed as chairman of the Board. Mr. Hacker was appointed as the chairman of the Audit Committee and the Investment Committee. Mr. Inglese was appointed as a member of the Compensation Committee and the Investment Committee. Mr. Kurihara was appointed as a member of the Audit Committee, the Compensation Committee, the Risk and Governance Committee and the Investment Committee. Mr. Pollard was appointed as the chairman of the Compensation Committee and the Risk and Governance Committee and as a member of the Investment Committee. Mr. Yukawa was appointed as a member of the Audit Committee and Investment Committee. Mr. Kawabe has not been appointed to any Board committees.

Name	Age
Douglas A. Hacker	64
Michael J. Inglese	59
Taro Kawabe	52
Takashi Kurihara	59
Charles W. Pollard	62
Takayuki Sakakida	48
Noriyuki Yukawa	61

Douglas A. Hacker was appointed to our Board on March 27, 2020 following the consummation of the Merger and served on the prior Board of Aircastle Limited from August 2, 2006 to the consummation of the Merger. Mr. Hacker is currently an independent business executive and formerly served from December 2002 to May 2006 as Executive Vice President, Strategy for UAL Corporation, an airline holding company. Prior to this position, Mr. Hacker served with UAL Corporation as President, UAL Loyalty Services from September 2001 to December 2002 and as Executive Vice President and Chief Financial Officer from July 1999 to September 2001. Mr. Hacker served as a director of Travelport Worldwide Limited from 2016 to 2019 and served as a director of SeaCube Container Leasing Ltd from 2010 until 2014. Mr. Hacker  serves as a director or trustee of a series of open-end investment companies that are part of the Columbia family of mutual funds and as a director of Spartan Nash. The Board has determined that Mr. Hacker is “financially literate” as defined by the New York Stock Exchange (“NYSE”) rules and is a “financial expert” as defined by SEC regulations. Mr. Hacker’s extensive experience in financial and operating management, including his prior service as an Executive Vice President, Strategy and Chief Financial Officer of a major U.S. airline, in addition to his depth of knowledge in executive compensation, provide to the Board excellent perspectives on airline financial and operational matters and on aircraft investing, leasing and finance matters, on strategic matters relevant to the Company and on executive compensation.

Michael J. Inglese was appointed a member of our Board on March 27, 2020 following the consummation of the Merger and served on the prior Board of Aircastle Limited from June 2017 to the consummation of the Merger. He became our Chief Executive Officer in June 2017, having served as Aircastle’s Acting Chief Executive Officer from January 2017. He was previously our Chief Financial Officer from April 2007 to January 2017. Prior to joining the Company, Mr. Inglese served as Chief Financial Officer of PanAmSat Holding Corporation from June 2000 until the closing of PanAmSat’s sale to Intelsat in July 2006. Mr. Inglese joined PanAmSat in May 1998 as Vice President, Finance after serving as Chief Financial Officer for DIRECTV Japan, Inc. He is a Chartered Financial Analyst who holds a BS in Mechanical Engineering from Rutgers University College of Engineering and his MBA from Rutgers Graduate School of Business Management.

Taro Kawabe was appointed to our Board on March 27, 2020 following the consummation of the Merger. Mr. Kawabe is currently an Executive Officer, Chief Operating Officer of Finance and Leasing Business Division of Marubeni.  Previously, he was Senior Operating Officer of Finance and Leasing Business Division of Marubeni from April 2019 to March 2020.  Prior to that, Mr. Kawabe was the General Manager of the Leasing Business Department of Marubeni from April 2016 to March 2019.  Mr. Kawabe joined Marubeni in April 1990.  Mr. Kawabe received his degree from Waseda University in 1990.

Takashi Kurihara was appointed to our Board on March 27, 2020 following the consummation of the Merger and served on the prior Board of Aircastle Limited from May 2019 to the consummation of the Merger, and was nominated by Marubeni. Mr. Kurihara is the Advisor to the President of Marubeni America Corporation. From January 2017 to March 2019, Mr. Kurihara was a director of Agricultural Solutions Business Division of Bridgestone. Prior to that, Mr. Kurihara was Deputy General Manager, Regional Coordination and Administration Department at Marubeni from April 2016 to September 2016. From July 2013, he was Vice President and a Board member of Gavilon Agriculture Investment until April 2015, when Mr. Kurihara became Executive Vice President and a Board member of Gavilon  Agriculture Investment. Mr. Kurihara received his MBA at Columbia Business School in New York and his bachelor degree of political science at Keio University in Tokyo. Mr. Kurihara has over 30 years’ experience at Marubeni including the structured finance for Energy & Chemical plant projects in various countries, the management of the investment decision making process by conducting the analysis and the recommendation to its CEO, various M&A activities including Gavilon and its post-merger integration, and brings to the Board extensive experience in operations, strategic planning and financial matters.

Charles W. Pollard was appointed to our Board on March 27, 2020 following the consummation of the Merger and served on the prior Board of Aircastle Limited from July 6, 2010 to the consummation of the Merger. In 1997, Mr. Pollard joined Omni Air International, Inc., a passenger charter carrier where he served variously as Managing Director, President and CEO, and Vice Chairman until 2009. Previously he spent 10 years in senior management positions, including President and CEO, at World Airways, Inc. Prior to joining World Airways, Inc., he practiced corporate law at Skadden, Arps, Slate, Meagher & Flom. He currently serves on the board of directors of Allegiant Travel Company. Mr. Pollard previously served as a director of Air Partner plc until 2014 and AeroMechanical Services Ltd. until 2011. Mr. Pollard brings to the Board extensive experience in operations, strategic planning and financial matters relevant to the airline industry, and he provides valuable insight in these areas to the Board and to the Company’s management.

Takayuki Sakakida was appointed to our Board on March 27, 2020 upon the consummation of the Merger and served on the prior Board of Aircastle Limited from June 9, 2017 to the consummation of the Merger, and was nominated by Marubeni. In April 2019, Mr. Sakakida was appointed as General Manager, Finance & Leasing Business Dept. – II, Marubeni. In April 2017, Mr. Sakakida was appointed as Vice President and General Manager, Aerospace and Ship Unit, Marubeni America Corporation, which is a subsidiary of Marubeni, a general trading company, engaged as an intermediary, importer/exporter, facilitator or broker in various types of trade between and among business enterprises and countries. In April 2016, Mr. Sakakida was appointed as Assistant General Manager, Aerospace and Defense Systems Department, Marubeni. From April 2015 to April 2016, he served as General Manager, Business Administration Section, Aerospace and Defense Systems Department of Marubeni. From April 2011 to 2015, he seconded to MD Aviation Capital Pte Ltd (Singapore) as Managing Director. Mr. Sakakida has over 12 years’ experience in the aviation industry and brings to the Board extensive experience in operations, strategic planning and financial matters relevant to the aviation industry. He maintains high-level contacts with major manufacturers in the aviation industry as well as Asian airlines which may in the future be customers of the Company.

Noriyuki Yukawa was appointed to our Board on March 27, 2020 following the consummation of the Merger. Mr. Yukawa is currently an Advisor at Mizuho Leasing, and from April 2013 until March 2020, he also held the title of Managing Executive Officer. From April 2017 to March 2020, he led the Aviation, Finance and Real Estate Departments, and from April 2013 to March 2017 he was in charge of Real Estate. Prior to joining Mizuho Leasing in April 2009, Mr. Yukawa had a 28 year career at Mizuho Bank. His roles included General Manager of the M&A Advisory Division, Joint General Manager of the M&A Finance Division, and Deputy General Manager of the Real Estate Finance Division, as well as an Executive Assistant for the Chairman of the Board. Mr. Yukawa received a Master of Comparative Laws from the University of Illinois, College of Law and a Bachelor of Law from the University of Tokyo. Mr. Yukawa is also a member of the Board of Directors of PLM Fleet LLC.

Information about our Executive Officers. The names of the executive officers of the Company and their ages, titles and biographies immediately prior to the consummation of the Merger appear in Part I, “Information about our Executive Officers,” of the Original Form 10-K. The executive officers of the Company immediately prior to the consummation of the Merger each hold the same position and title following consummation of the Merger and as of the date of filing of this Form 10-K/A, other than Joseph Schreiner, the Chief Technical Officer, who previously held the title of Executive Vice President, Technical, and Roy Chandran, the Chief Strategy Officer, who previously held the title of Executive Vice President, Finance and Strategy.

Code of Business Conduct and Ethics. To help ensure that the Company abides by applicable corporate governance standards, our Board has adopted a Code of Business Conduct and Ethics and a Code of Ethics for Chief Executive and Senior Financial Officers, which are posted on our website at http://www.aircastle.com under “Investors—Governance Documents” and which are available in print to any shareholder of the Company upon request. The Company intends to post on its website any material amendments to its ethics codes and the description of any waiver from a provision of the ethics codes granted by the Board to any Director or executive officer of the Company within four business days after such amendment or waiver.

Audit Committee of the Board of Directors. Prior to the consummation of the Merger, the Company had a separately-designated standing Audit Committee. The members of the Audit Committee immediately prior to the Merger were Ronald W. Allen, Michael J. Cave, Douglas A. Hacker and Ronald L. Merriman (Chairman). The Board determined that each member of the Audit Committee as of immediately prior to the Merger was independent within the meaning of the NYSE and SEC standards of independence for directors and audit committee members. The Board also determined that each member of the Audit Committee as of immediately prior to the Merger qualified as an “audit committee financial expert” as defined under SEC rules. After the Effective Time, Takashi Kurihara (Chairman),  Noriyuki Yukawa and Douglas A. Hacker were designated as members of the Audit Committee.

Please refer to information included in “Item 13. Certain Relationships and Related Transactions, and Director Independence—Director Independence” for a discussion of the Audit Committee following consummation of the Merger.

ITEM 11.	EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes and analyzes our executive compensation philosophy and programs as in effect prior to the consummation of the Merger, the decisions made by the Compensation Committee under those programs and the factors considered by the Compensation Committee in making those decisions. The Compensation Committee intends to review and make appropriate adjustments to its executive compensation philosophy and programs for the period beginning at the time of the consummation of the Merger. This Compensation Discussion and Analysis focuses on the compensation paid for 2019 to our current Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers, together referred to as our named executive officers, or NEOs. For 2019, our NEOs were:

Name	Title
Michael J. Inglese	Chief Executive Officer
Aaron A. Dahlke	Chief Financial Officer
Douglas C. Winter	Chief Commercial Officer
Christopher L. Beers	Chief Legal Officer & Secretary
Roy Chandran	Chief Strategy Officer

Pay for Performance Philosophy

We believe executive compensation should be tied to Company performance weighted in favor of long-term performance, and our compensation program for 2019 rewarded executives and employees in three areas:

•	Annual Corporate Performance: Achievement of internal corporate financial metrics focused on: (i) adjusted return on equity; (ii) cash flow per share; and (iii) growth through new investments;

•	Individual Performance: Achievement of individual performance goals set at the beginning of each year; and

•	Long-Term Corporate Performance: Longer term adjusted return on equity and total shareholder return relative to a broad index of relevant publicly listed companies.

We believe that our performance relative to these financial metrics would ultimately improve returns to our shareholders prior to the Merger, through greater dividend-paying capacity and stronger fundamentals. We used these metrics to determine the compensation for many professionals in the Company, including all of our NEOs, and we discussed the Company’s progress against these financial metrics in quarterly employee meetings. By establishing these financial performance goals, tying the Company’s compensation program to the goals and communicating regularly with our employees, we strived to better align the interests of our employees with driving returns for our shareholders prior to the Merger.

For 2019, we made annual incentive compensation awards, comprised of a cash bonus and restricted cash award, the payment and vesting of which were based on a mix of corporate performance and individual performance. For more highly compensated employees, including our NEOs, achievement of corporate financial metrics carried a greater weighting relative to individual performance, as illustrated in the table below:

Position	Corporate Performance	Individual Performance
CEO	85%	15%
Other NEOs	80%	20%

2019 Corporate Financial Metrics. We based corporate performance targets on the 2019 business plan that our Board endorsed in February 2019. In addition, we established a performance range for each metric. Results below the low end of each range would not yield any contribution to the Company’s incentive compensation pool for that metric. Conversely, performance above target would result in an enhanced contribution to the Company’s incentive compensation pool, up to a 200% contribution at the upper end of the performance range for each metric. For 2019, we established the following targets, performance ranges and relative weightings for the three financial metrics:

Metric	2019 Target	Performance Range	Weighted Score
Adjusted Return on Equity(1)	8.43%	25-150%	25%
Cash Flow per Share(2)	$7.14	85-115%	50%
New Investments(3) (in billions)	$1.40	50-150%	25%

(1)
Adjusted Return on Equity is Adjusted Net Income divided by the average shareholders’ equity. Adjusted Net Income, or ANI, is net income before certain expenses related to our financings and interest rate derivative accounting, share-based compensation expense and other items we have deemed unusual when viewed in the context of our ongoing business. Our presentation of ANI may not be comparable to similarly-titled measures used by other companies. A reconciliation between non-GAAP performance metrics and U.S. GAAP results is included as Appendix A to this Form 10-K/A.

(2)
Cash Flow per Share for a period is Cash Flow from Operations before changes in working capital plus principal payments from our finance leases and distributions from our joint venture investment divided by the total weighted average number of shares outstanding plus contingently issuable shares related to the Company’s PSUs, for that period. A reconciliation between non-GAAP performance metrics and U.S. GAAP results is included as Appendix A to this Form 10-K/A.

(3)	New Investments measures the total annual amount invested in aviation assets.

Individual and Functional Performance Goals and Compensation. We set individual performance goals for every employee at the beginning of each year and measure each employee’s performance against those goals at the end of the year to determine incentive compensation levels. Also, we may set functional goals for certain departments which are measured at year end and factor into incentive compensation levels. For 2019, we determined incentive pay for each employee by applying the weighted corporate, individual performance and, if applicable, functional scores against such employee’s targeted bonus amount. We set individual bonus targets based on an employee’s function, role and seniority within the organization, among other factors. For 2019, for our more highly compensated employees, including our NEOs, annual incentive compensation was paid out in the form of cash and restricted cash awards. For additional retention purposes, the restricted cash awards vest over three years, subject to continued service with us through such period (including following the consummation of the Merger).

Compensation Overview

For 2019, there were four primary elements of total direct compensation: base salary, annual cash bonus, annual restricted cash award and long-term incentive plan award.

Base Salary. Base salaries provide fixed compensation and allow us to attract and retain talented management. We set base salaries for our named executive officers and review them periodically by taking into account the current market environment and the responsibilities, experience, value to the Company and demonstrated performance of our named executive officers.

Annual Incentive Compensation. As discussed below, we make incentive compensation awards based on the Company’s performance against corporate financial metrics, performance against individual performance goals, and, if applicable, functional performance goals for each year. For 2019, our payment of incentive compensation was split between cash and restricted cash awards for our more highly compensated employees, including our NEOs. We paid the cash and granted the restricted cash portion of 2019 incentive awards in February 2020. For additional retention purposes, the restricted cash awards for 2019 awarded in February 2020 will vest in one-third increments on February 15, 2021, February 15, 2022 and February 15, 2023, subject to continued service with us through such period (including following the consummation of the Merger).

Long-Term Incentive Plan. As discussed in the section titled “Long-Term Incentive Plan” below, we introduced a long-term incentive plan (“LTIP”) in 2016 designed to align management with shareholders by rewarding exceptional performance over a three year period. All performance share unit awards granted during 2019 were scheduled to vest, and the applicable performance period were designed to end, on December 31, 2021. Except as permitted by the terms of the Aircastle Limited Amended and Restated 2014 Omnibus Incentive Plan (the “Incentive Plan”) and provided in the Merger Agreement, the LTIP was designed to be 100% at risk with no payout if performance thresholds were not met.

Other Compensation. Prior to the consummation of the Merger, we paid dividends on our unvested restricted shares, but not on our performance share unit awards. We also offered NEOs severance payments and accelerated vesting of restricted shares in certain circumstances, as described in greater detail below in the section entitled “Potential Payments upon Termination or Change in Control.” Severance and change in control benefits provide transitional assistance for separated employees and are essential to recruiting and retaining talented executives in a competitive market. In addition, our NEOs are also eligible to participate in our employee benefit plans, including medical, dental, life insurance and 401(k) plans. These plans are available to all employees and do not discriminate in favor of our named executive officers.

Recoupment Policy. In January 2016, we adopted a clawback policy covering certain incentive compensation awarded to our executive officers. The policy requires reimbursement of incentive payments awarded to an executive officer based upon financial results that were subsequently the subject of a restatement due to the Company’s material noncompliance with financial reporting requirements. The amount of reimbursement would be to the extent that a lower payment would have been awarded to the executive based on the restated financial results. The policy applies to all incentive compensation awarded or paid to an executive officer in the three years prior to the restatement, even if the executive officer did not engage in conduct which contributed to the restatement. In addition, we may seek to recover any portion of incentive compensation when we determine that an executive officer engaged in a certain misconduct, namely involving: (i) material acts of fraud or dishonesty in connection with employment by the Company; (ii) willfully not complying with material policies or procedures of the Company; or (iii) the commission of a felony or a crime involving material dishonesty.

Impact of the Merger. Upon the consummation of the Merger, each outstanding restricted share award and performance share award became fully vested, assuming the achievement, if applicable, of performance metrics at the maximum level of performance, and was canceled in exchange for the right to receive a single lump sum cash payment, without interest, equal to the Merger Consideration. Each restricted cash award granted in February 2020 remains outstanding following the consummation of the Merger and is subject to the same double-trigger termination protections applicable to the annual time-based equity awards granted by the Company prior to the consummation of the Merger in the ordinary course of business consistent with past practice, as described in greater detail below. In addition, in connection with the Merger, the Company reserved the right to take certain actions to reduce the amount of any potential “parachute payments” subject to the excise tax imposed under Section 4999 of the Internal Revenue Code (including amounts payable to our NEOs), including accelerating the vesting and payment of certain equity and restricted cash awards and the payment of certain incentive compensation payments into 2019. Effective as of December 24, 2019, the Company accelerated the vesting and payment of certain performance share units (“PSUs”), the vesting of certain restricted share awards, and the payment of the 2019 target annual cash bonuses, in each case as held by or payable to our NEOs, as described in greater detail below.

Summary. The primary goals of our compensation programs (as in effect prior to the consummation of the Merger) are to attract, motivate and retain the most talented and dedicated employees and to align incentive compensation with enhancing shareholder value. Our compensation programs as in effect prior to the consummation of the Merger were intended to:

•
motivate our NEOs by providing the large majority of their overall compensation through an incentive compensation program that tied awards to corporate financial metrics and individual performance goals which we believed would build shareholder value; and

•	align each NEO’s incentives with those of shareholders by delivering a substantial portion of their incentive compensation in the form of restricted share grants and performance based equity awards.

What We Don’t Pay or Provide

•	Individual contractual rights to change in control benefits based on a single trigger;

•	Deferred compensation plans;

•	Company cars or aircraft;

•	Individual contractual rights to income tax gross-ups; and

•	Special or enhanced pension or retirement programs.

2019 Compensation

Performance versus Corporate Financial Metrics. In 2019, the Company’s performance against its corporate financial metrics resulted in an incentive compensation pool equal to 104.2% of the total target, as shown in the table below.

Metric	2019 Target	Weighting	2019 Performance	Performance Range	Performance	Weighted Score
Adjusted Return on Equity(1)	8.43%	25%	9.68%	25-150%	114.8%	32.4%
Cash Flow per Share(1)	$7.14	50%	$7.08	85-115%	99.1%	49.6%
New Investments (in billions)	$1.40	25%	$1.24	50-150%	88.8%	22.2%
					Total	104.2%

(1)	A reconciliation between non-GAAP performance metrics and U.S. GAAP results is included as Appendix A to this Form 10-K/A.

Adjusted Return on Equity was slightly above target due to higher gains on sale and lower interest costs. Cash Flow per Share of $7.08 was modestly below target due to the timing of aircraft acquisitions, combined with the impact of repossessions of aircraft from Jet Airways. New Investments of $1.24 billion were below target as we remained disciplined on new investments in a highly competitive market. 2019 Performance for Corporate Financial Metrics excludes the impact of costs and expenses associated with the Merger.

Individual Incentive Compensation Actions for 2019

The Company’s overall performance in 2019 was strong, particularly given the difficulties the Company faced with repossessions involving Avianca Brazil and Jet Airways. The senior management team was disciplined in gaining possession of those aircraft and quickly placing them on lease with other customers. The Company remained disciplined in sourcing new investments in a highly competitive marketplace and, as a result, the New Investment metric was slightly below target. Given the timing of the new investments and the impact of our repossessions, Cash Flow per Share also was slightly below target. The following represent some of the Company’s most important accomplishments during 2019:

•	Announced the acquisition of the Company by affiliates of Marubeni and Mizuho Leasing at $32 per share.

•	Acquired 49 aircraft in 2019 for $1.24 billion, all narrow-body aircraft. We believe these investments improved the quality of the Company’s portfolio and its earnings base.

•	Sold 20 aircraft for proceeds of $361.7 million with a gain on sale of $45.5 million, including two wide-bodies, further improving the quality of our portfolio.

•	Successfully repossessed and transitioned 18 aircraft formerly on lease to Avianca Brazil and Jet Airways.

•	Signed leases to place 11 of our Embraer E2 aircraft with KLM.

•	Despite repossessions with Avianca Brazil and Jet Airways, we still achieved solid aircraft utilization with our aircraft being on lease 96.4% of the time(1) and a net cash interest margin of 8.1%(2).

(1)	Aircraft on-lease days as a percent of total days in period weighted by net book value.

(2)	A reconciliation between non-GAAP performance metrics and U.S. GAAP results is included as Appendix A to this Form 10-K/A.

Total Shareholder Return versus our Peers

Our operating performance was strong in 2019 and, with the positive impact of the Merger, our total return to shareholders for the year ended December 31, 2019, was 95.8%, well above the total shareholder return of the S&P MidCap 400 Index of 26.2%. Our total shareholder return for the three years ended December 31, 2019, was 77.1%; again, well above the total shareholder return of the S&P MidCap 400 Index of 29.6%. Over those periods, our total shareholder return exceeded that of our publicly traded direct competitors (AerCap, Air Lease and Fly Leasing), which had an average total return of 66.7% for 2019 and a three year return of 42.1%. Each of our NEOs met or exceeded their individual performance goals for 2019.

Based on these factors, and the corporate performance achievement of 104.2%, the Compensation Committee took the following actions:

Named Executive Officer	Incentive Compensation(1)
Michael J. Inglese	$717,930 cash and $717,930 restricted cash grant
Aaron A. Dahlke	$425,440 cash and $212,720 restricted cash grant
Douglas C. Winter	$531,800 cash and $265,900 restricted cash grant
Christopher L. Beers	$531,800 cash and $265,900 restricted cash grant
Roy Chandran	$425,440 cash and $212,720 restricted cash grant

(1)	All restricted cash awards were granted in early 2020 and vest in equal installments on February 15, 2021, 2022 and 2023, subject to the terms and conditions of the Incentive Plan.

Long-Term Incentive Plan

Our LTIP was intended to drive superior performance and enhance management retention by rewarding executives for exceptional performance over a three year performance period using two measures of long term performance: adjusted return on equity relative to targets set by the Compensation Committee each year; and total shareholder return relative to the S&P 400 MidCap Index, which is a broad benchmark of public companies. Except as permitted by the terms of the Incentive Plan and provided in the Merger Agreement, the LTIP was designed to provide no payout if certain performance thresholds aren’t met. In fact, the total stockholder return (“TSR”) component of our 2016 LTIP did not pay out as the Company’s total shareholder return did not meet the threshold level of performance.

Prior to the consummation of the Merger, PSUs were granted to our NEOs and certain other senior executives under our LTIP. We established the overall value of PSUs for each executive based on their position, market and compensation data, and advice from our independent compensation consultant. We believe the performance standards for earning the PSU awards were challenging.

The PSUs granted in 2019 were designed to vest at the end of a three year period, which runs from January 1, 2019, through December 31, 2021. Half of the PSUs were designed to vest on achieving relative total stockholder return goals (the “TSR PSUs”) while the other half were designed to vest on attaining annual Adjusted Return on Equity goals (the “AROE PSUs”). We believe this approach provided a balanced mix of incentives. Adjusted Return on Equity was an appropriate measurement of management’s effectiveness in deploying our shareholders’ capital and relative total shareholder return measured management’s ability to deliver superior long-term returns to our shareholders. The PSUs were denominated in share units (without dividend rights), each of which was equivalent to one common share, and were subject to performance conditions and time-based vesting conditions. All PSUs outstanding immediately prior to the consummation of the Merger vested upon consummation of the Merger assuming achievement of the performance metrics at the maximum level of performance and were canceled in exchange for the right to receive a single lump sum cash payment, without interest, equal to the Merger Consideration.

TSR PSUs

The number of shares vesting from the TSR PSUs at the end of the three-year performance period depended on our ranking within the S&P 400 MidCap Index as set forth in the table below. The TSR PSUs were designed to incentivize exceptional performance. For our 2019 LTIP Awards, the Company’s TSR ranking needed to be at the 55th percentile to vest at target and no shares would vest if the Company’s TSR ranking was below the 30th percentile. Results between the points in the table would be interpolated on a linear basis.

Relative Percentile	Vesting Percentage
80th or higher	200%
55th	100%
30th	50%
below 30th	0%

TSR is the change in price of a share of our common shares plus its accumulated dividends over the three year measurement period. Comparing the Company’s TSR to the returns of a broad market index over the same period provided an objective external measure of the Company’s effectiveness in generating returns for shareholders prior to the consummation of the Merger. We believe the S&P Mid-Cap 400 Index, which is comprised of a broad range of companies with market capitalizations similar to the Company’s, was an appropriate benchmark for TSR performance. Our industry is highly specialized with few direct peers, only three of which are now publicly traded. Prior to the consummation of the Merger, it was not possible to develop a robust group of relevant, publicly-traded peer companies against which to accurately benchmark performance.

AROE PSUs

The number of shares vesting from the AROE PSUs at the end of the three-year performance period depended on the Company’s Adjusted Return on Equity as measured against the targets set in the annual business plan endorsed by the Board. Adjusted Return on Equity is calculated in the same manner as described in Appendix A of this Form 10-K/A. The score was designed to be calculated each year and then averaged over the three year performance period. No shares underlying AROE PSUs would vest if the Company’s Adjusted Return on Equity was more than 2% below plan. Results between the points in the table would be interpolated on a linear basis.

Actual AROE Performance	Applicable Percentage
Annual AROE Target plus 2%	200%
Annual AROE Target	100%
Annual AROE Target less 2%	50%
Below Annual AROE Target less 2%	0%

The chart below shows the PSU awards made to our NEOs during 2019, including the number of common shares underlying the awards at the time of grant:

Name	Target/Maximum Number of PSUs(1)	Target/Maximum Number of TSR PSUs	Target/Maximum Number of AROE PSUs
Michael J. Inglese	124,748/249,496	62,374/124,748	62,374/124,748
Aaron A. Dahlke	30,242/60,484	15,121/30,242	15,121/30,242
Douglas C. Winter	50,403/100,806	25,202/50,404	25,201/50,402
Christopher L. Beers	50,403/100,806	25,202/50,404	25,201/50,402
Roy Chandran	30,242/60,484	15,121/30,242	15,121/30,242

(1)	All awards were made in February 2019 and April 2019.

The following table shows the performance of the PSU awards outstanding as of December 31, 2019, as if the performance period ended on December 31, 2019. Actual performance was determined upon the consummation of the Merger on March 27, 2020, when the PSUs were accelerated assuming achievement of the performance metrics at the maximum level of performance and were canceled in exchange for the right to receive a single lump sum cash payment, without interest, equal to the Merger Consideration.

PSU Award	TSR Payout Tracking(1)	AROE Payout Tracking(2)
March 2017	200%	145.0%
June 2017	169%	143.0%
February 2018	200%	183.0%
February 2019	200%	165.0%

(1)
Our TSR from the beginning of the performance period through December 31, 2019, relative to the S&P MidCap 400 Index, was as follows: March 2017 PSU TSR Awards were in the 80th percentile which would have resulted in a payout of 200% of the target award; June 2017 PSU TSR Awards were in the 76th percentile which would have resulted in a payout of 169% of the target award; February 2018 PSU TSR Awards were in the 86th percentile which would have resulted in a payout of 200% of the target award; and February 2019 PSU TSR Awards were in the 99th percentile which would have resulted in a payout of 200% of the target award.

(2)
Actual AROE for 2017 was 9.1% versus a target of 10.3% resulting in a payout for that component equal to 70% of target. Actual AROE for April 1, 2017, to December 31, 2017, which only applied to the June 2017 PSU Awards was 6.7% versus a target of 8.1%, resulting in a payout for that component equal to 65% of target. Actual AROE for 2018 was 13.2% versus a target of 8.8%, resulting in a payout equal to 200% of target. Actual AROE for 2019 was 9.7% versus a target of 8.4%, resulting in a payout equal to 165% of target. See the following table for a calculation of AROE payout tracking percentages as of December 31, 2019.

Annual AROE Performance Percentages:

Grant Date	As of December 31, 2017	As of December 31, 2018	As of December 31, 2019	Average at December 31, 2019
March 2017	70.0%	200.0%	165.0%	145.0%
June 2017	65.0%	200.0%	165.0%	143.0%
February 2018	—	200.0%	165.0%	183.0%
February 2019	—	—	165.0%	165.0%

ACTUAL PERFORMANCE OF OUR 2017 LTIP AWARDS

The Company’s LTIP awards made in March 2017 and June 2017 were designed to vest on December 31, 2019, and had an overall payout of 172% of the target number of shares. Underscoring the pay for performance design of our LTIP program, the TSR PSUs were paid out at maximum given the strong relative TSR performance over the three year performance period ending on December 31, 2019. As shown above, the AROE PSUs were paid out at 145% of target for the March 2017 awards and at 143% of target for the June 2017 awards. As a result, the NEOs and other certain senior executives earned 148,453 AROE and 193,997 TSR PSUs and forfeited 10,907 AROE PSUs.

Impact of the Merger

Treatment of Equity and Restricted Cash Awards

Upon the consummation of the Merger, each outstanding restricted share award and PSU became fully vested, assuming the achievement, if applicable, of performance metrics at the maximum level of performance, and was canceled in exchange for the right to receive a single lump sum cash payment, without interest, equal to the Merger Consideration. Each restricted cash award granted in February 2020 remains outstanding following the consummation of the Merger and is subject to the same double-trigger termination protections applicable to the annual time-based equity awards granted by the Company prior to the consummation of the Merger in the ordinary course of business consistent with past practice, as described in greater detail below.

280G Mitigation Actions

In connection with the Merger, the Company reserved the right to take certain actions to reduce the amount of any potential “parachute payments” subject to the excise tax imposed under Section 4999 of the Internal Revenue Code (including amounts payable to our NEOs), including accelerating the vesting and payment of certain equity and restricted cash awards and the payment of certain incentive compensation payments into 2019.

Effective as of December 24, 2019, the Company accelerated the vesting and payment of certain PSUs and the vesting of certain restricted share awards held by our NEOs in the amounts set forth in the table below, provided that if the NEO was terminated for cause or resigned without “good reason” (as defined in the NEO’s employment agreement) prior to the earlier of the consummation of the Merger or the termination of the Merger Agreement, the NEO would be obligated to repay to the Company the gross amount of the accelerated awards. In addition, if the Merger Agreement had terminated and thereafter the NEO was terminated for cause or resigned without good reason prior to the scheduled vesting date of such accelerated awards, the NEO would be obligated to repay to the Company the net amount of the accelerated awards that would not otherwise have vested in the ordinary course as of the NEO’s termination date. Finally, if the Merger Agreement had terminated and the Compensation Committee determined following the completion of the original performance period that the number of accelerated PSUs exceed the number of such awards that would otherwise have vested in the ordinary course based on actual performance through the last day of the applicable performance period, then the NEO would be obligated to repay the net amount of such excess over the number of awards that would have vested in the ordinary course based on actual performance at the end of the applicable performance period. Effective as of December 24, 2019, the Company also accelerated the payment of the 2019 target annual cash bonuses payable to the NEOs in the amounts set forth in the table below.

Name	Aggregate Number of Unvested Equity Awards Accelerated (#)(1)	Aggregate Value of Unvested Equity Awards Accelerated ($)	Accelerated 2019 Target Annual Cash Bonuses ($)(2)
Michael J. Inglese	564,592	$18,055,652	$675,000
Aaron A. Dahlke	127,926	$4,091,073	$400,000
Douglas C. Winter	16,800	$537,264	$500,000
Christopher L. Beers	189,959	$6,074,889	$500,000
Roy Chandran	101,167	$3,235,321	$400,000

(1)
With respect to the 2017 PSUs, which were accelerated and paid based on estimated performance as of the payment date, any difference between the amounts accelerated and paid in 2019 and the amounts earned based on actual performance for the applicable performance period were trued-up and paid to the executive officer (or repaid by the executive officer, if applicable) on the normal payment date for such PSUs in 2020.

(2)
With respect to the 2019 annual cash bonuses, which were accelerated and paid based on the target level of performance, any difference between the amounts accelerated and paid in 2019 and the amounts earned based on actual performance for 2019 were trued-up and paid to the executive officer (or repaid by the executive officer, if applicable) on the normal payment date for annual cash bonuses in 2020.

How We Make Decisions

Risk. The Compensation Committee reviews the risks and rewards associated with the Company’s compensation programs. We believe that our compensation programs encourage prudent business judgment and appropriate risk-taking, with the overall goal of building sustainable and profitable growth and enhancing shareholder value.

We believe none of our compensation programs create risks that are reasonably likely to have a material adverse impact on the Company. Base salary is a fixed amount that does not encourage risk taking. The incentive compensation program for 2019, which delivered the majority of total compensation for our NEOs in 2019, contained elements that mitigate risk without detracting from the incentive nature of the program, including:

•	the use of multiple corporate financial performance metrics, rather than relying on a single measure;

•	the use of ranges for these financial performance metrics, so that the earning of the awards is not an “all or nothing” proposition;

•	the use of performance-based and time-based equity awards vesting over a three-year period, increasing the focus on longer-term performance and shareholder value growth;

•	greater weighting on performance-based equity versus time-based equity; and

•	the adoption of robust share ownership guidelines and a recoupment policy.

Role of Executive Officers and Compensation Consultant. For 2019, the Committee set the corporate financial metrics at the beginning of the year based on the annual business plan endorsed by the Board. We set performance goals for the Chief Executive Officer, who in turn established individual performance goals for the other NEOs. Regularly during the year, the senior management team presented to us the Company’s actual performance against the corporate performance metrics. We shared these discussions with the full Board on a regular basis.

In January, we begin developing our preliminary appraisal of our Chief Executive Officer’s performance against the Company’s corporate performance metrics and his individual goals. In February, we make our final decision about the Chief Executive Officer’s incentive compensation. Other NEOs may assist in providing data but otherwise have no role in determining the Chief Executive Officer’s compensation. The Chief Executive Officer makes recommendations to us concerning other NEOs’ incentive compensation based on corporate performance and each other NEO’s individual performance.

We have access to market data in evaluating the competitiveness of our overall compensation structure. We use such data to develop a general understanding of current compensation practices, but we do not rely solely on such data for making compensation decisions.

For 2019, we retained the firm of Meridian Compensation Partners (“Meridian”), as an independent compensation consultant. Meridian advised us in connection with changes to executive compensation and the review of the design of our annual incentive plan and LTIP. The services provided by Meridian were under the direction and authority of the Compensation Committee. Meridian had no other direct or indirect business relationship with the Company or our senior management team. Representatives of Meridian attended select Compensation Committee meetings and provided objective third-party advice and compensation market perspective. We concluded that the advice we received from Meridian is objective and does not raise any conflicts of interest.

Share Ownership Guidelines

Prior to the consummation of the Merger, Ownership Guidelines providing for the following levels of share ownership were applicable to our Chief Executive Officer, Chief Commercial Officer, Chief Financial Officer and Chief Legal Officer (based on the aggregate value of this share ownership as of the date of determination):

Position	Multiple of Base Salary
Chief Executive Officer	6x
Chief Financial Officer	2x
Chief Commercial Officer	2x
Chief Legal Officer	2x

The Ownership Guidelines provided for a phase-in period, according to which a relevant officer should satisfy the Ownership Guidelines by the fifth anniversary of his or her initial appointment or promotion. As of immediately prior to the consummation of the Merger, each of the above officers complied with the Ownership Guidelines.

Tax Implications of Our Compensation

The Tax Cuts and Jobs Act, enacted on December 22, 2017, substantially modified Section 162(m) of the Internal Revenue Code and, among other things, eliminated the performance-based exception to the $1 million deduction limit effective as of January 1, 2018. As a result, beginning in 2018, compensation paid to certain executive officers in excess of $1 million will generally be nondeductible, whether or not it is performance-based. In addition, beginning in 2018, the executive officers subject to Section 162(m) (the “Covered Employees”) will include any individual who served as the CEO or Chief Financial Officer (“CFO”) at any time during the taxable year and the three other most highly compensated officers (other than the CEO and CFO) for the taxable year, and once an individual becomes a Covered Employee for any taxable year beginning after December 31, 2016, that individual will remain a Covered Employee for all future years.

The Tax Cuts and Jobs Act includes a transition rule under which the changes to Section 162(m) described above will not apply to compensation payable pursuant to a written binding contract that was in effect on November 2, 2017, and is not materially modified after that date. To the extent applicable to our existing contracts and awards, the Compensation Committee may avail itself of this transition rule. However, to maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals, the Compensation Committee does not limit its actions with respect to executive compensation to preserve deductibility under Section 162(m) if the Compensation Committee determines that doing so is in the best interests of the Company.

Last Year’s Say-on-Pay Vote

At our 2019 Annual Meeting, our shareholders had the opportunity to cast an advisory vote on the compensation of our NEOs in 2018. The Company’s say-on-pay vote yielded a 63% approval. Notwithstanding that a majority of shareholders approved the advisory say-on-pay vote, we sought input from our shareholders to understand and integrate their views with ours with respect to the Company’s approach to compensation, and in particular in connection with our efforts to tie compensation to performance. As a result of the announcement of the Merger, we did not implement any changes to out compensation program based on our shareholder outreach.

Compensation Committee Interlocks and Insider Participation

During 2019, the Compensation Committee of the Board was composed of Charles W. Pollard (Chair), Douglas A. Hacker, Ronald L. Merriman and Agnes Mura. None of these persons had at any time been an officer or employee of the Company or any of its subsidiaries. In addition, as of December 31, 2019, there were no relationships among the Company’s executive officers, members of the Compensation Committee or entities whose executives served on our Board or on the Compensation Committee that required disclosure under applicable SEC regulations.

Compensation Overview

The table below sets forth information regarding 2019, 2018 and 2017 compensation for each of our NEOs, presenting each cash bonus, equity award, restricted cash award and performance share award for the service year with respect to which they were earned, even if the annual incentive awards (cash bonus and equity or restricted cash award) were actually granted in a different period. Note that the SEC-required Summary Compensation Table (shown on page 13) requires disclosure of equity-based grants in the year they were awarded, even if they were awarded in respect of a prior year’s service. Similarly, the SEC-required Summary Compensation Table (shown on page 13) requires disclosure of restricted cash awards in the year they were vested and paid out, even if they were awarded in respect of a prior year’s service. Therefore, if an incentive award was earned in respect of service in one fiscal year, but granted in the subsequent fiscal year, it would be included as compensation in a subsequent fiscal year in the SEC-required Summary Compensation Table.

The presentation below reflects how we view year-over-year changes to the compensation for our NEOs. It is important to recognize that the way we present compensation for our NEOs in the table below is different from the SEC-required disclosure in the Summary Compensation Table and is not a substitute for the information in that table. Rather, it is intended to show how we review total compensation for our NEOs across different periods during our decision-making process.

				Stock Awards (US$)(1)
Name and Principal Position	Fiscal Year	Salary (US$)	Cash Bonus (US$)	Restricted Cash Award	Annual Equity Award	Long Term Incentive Plan	All Other Compensation (US$)(2)	Total (US$)
Michael J. Inglese	2019	675,000	717,930	717,930	—	2,475,000	126,114	4,711,974
Chief Executive Officer	2018	675,000	935,550	—	935,555	2,850,000	110,288	5,506,393
(formerly Chief Financial Officer)(3)	2017	673,077	716,580	—	1,591,574	2,475,000	87,388	5,543,619

Aaron A. Dahlke	2019	400,000	425,440	212,720	—	600,000	42,543	1,680,703
Chief Financial Officer	2018	400,000	554,400	—	277,204	700,000	32,874	1,964,478
(formerly Chief Accounting Officer(3)	2017	362,901	424,640	—	312,330	425,956	19,871	1,545,698

Douglas C. Winter	2019	337,180	531,800	265,900	—	1,000,000	44,767	2,179,647
Chief Commercial Officer

Christopher L. Beers	2019	500,000	531,800	265,900	—	1,000,000	65,010	2,362,710
Chief Legal Officer & Secretary	2018	500,000	693,000	—	346,506	1,150,000	71,564	2,761,070
	2017	454,167	540,800	—	420,396	900,000	67,829	2,383,192

Roy Chandran(3)	2019	400,000	425,440	212,720	—	600,000	43,279	1,681,439
Chief Strategy Officer	2018	400,000	562,400	—	281,192	700,000	34,944	1,978,536
(formerly EVP Corporate Finance & Strategy and EVP Capital Markets)(3)	2017	395,833	424,640	—	312,330	350,844	24,386	1,508,033

(1)
The amounts reported in the “Restricted Cash Award” column for 2019 reflect the amount of the restricted cash awards granted to our NEOs that were in respect of service in 2019. The amounts reported in the “Annual Equity Award” column of the table above for 2018 and 2017 reflect the aggregate fair value on the grant date of the restricted share awards granted to our NEOs determined in accordance with FASB ASC Topic 718. The amounts reported in the “Long Term Incentive Plan” column of the table above for 2019, 2018 and 2017 reflect the target value of the award. The fair value on the grant date of the award is reported on page 13. The incremental fair value of certain restricted share awards and PSUs that were materially modified in December 2019 as a result of their accelerated vesting in connection with the 280G mitigation actions taken in connection with the Merger is not included in this table, but is reported on page 13.

(2)
The amounts reported in the “All Other Compensation” column represent dividends paid on unvested shares, company contributions made during 2019 to each named executive officer’s 401(k) plan account, and certain insurance premiums paid by the Company.

(3)
On June 9, 2017, Messrs. Inglese, Dahlke and Chandran were promoted to Chief Executive Officer, Chief Financial Officer and EVP Corporate Finance & Strategy. In March 2020, Mr. Chandran was promoted to Chief Strategy Officer.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board is currently comprised of three Directors and operates pursuant to a written charter, which is available at http://www.aircastle.com under “Investors—Governance Documents.”

The Compensation Committee is primarily responsible for reviewing, approving and overseeing the Company’s compensation plans and practices and works with management to establish the Company’s executive compensation philosophy and programs. Prior to the consummation of the Merger, the Compensation Committee was comprised of four independent Directors. The members of the Committee at the end of 2019 were Charles W. Pollard (Chair), Douglas A. Hacker, Ronald L. Merriman and Agnes Mura.

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management and, based on that review and discussion, has recommended to the Board that it be included in this Form 10-K/A.

Respectfully submitted,
The Compensation Committee

Charles W. Pollard, Chair
Takashi Kurihara
Michael J. Inglese

Summary Compensation Table for 2019

The table below sets forth information regarding 2019, 2018 and 2017 compensation for each of our NEOs. It is important to recognize that the SEC-required disclosure in the Summary Compensation Table (below) is different than the way the Compensation Committee considers compensation for our NEOs during its decision-making process, which is set forth in the “Compensation Overview” table beginning on page 11.

			Stock Awards (US$)(1)
Name and Principal Position	Fiscal Year	Salary (US$)	Non-Equity Incentive Plan Compensation (US$)	Annual Equity Award		Long Term Incentive Plan	All Other Compensation (US$)(2)	Total (US$)
Michael J. Inglese	2019	675,000	717,930	1,522,966	(3)	7,717,531	126,114	10,759,541
Chief Executive Officer	2018	675,000	935,550	1,091,583		3,442,058	110,288	6,254,479
(formerly Chief Financial Officer)(4)	2017	673,077	716,580	797,762		1,672,656	87,388	3,947,463

Aaron A. Dahlke	2019	400,000	425,440	449,194	(3)	1,860,818	42,543	3,177,995
Chief Financial Officer	2018	400,000	554,400	312,330		755,710	32,874	2,055,314
(formerly Chief Accounting Officer(4)	2017	362,901	424,640	47,474		285,656	19,871	1,140,542

Douglas C. Winter	2019	337,180	531,800	696,850		1,090,700	44,767	2,701,297
Chief Commercial Officer

Christopher L. Beers	2019	500,000	531,800	567,047	(3)	3,155,948	65,010	4,819,805
Chief Legal Officer & Secretary	2018	500,000	693,000	420,396		1,444,308	71,564	3,129,268
	2017	454,167	540,800	197,621		680,332	67,829	1,940,749

Roy Chandran(4)	2019	400,000	425,440	454,826	(3)	1,880,591	43,279	3,204,136
Chief Strategy Officer	2018	400,000	562,400	312,330		761,238	34,944	2,070,912
(formerly EVP Corporate Finance & Strategy and EVP Capital Markets)(4)	2017	395,833	424,640	74,426		256,941	24,386	1,176,226

(1)
The amounts reported in the Annual Equity Award column for 2019, 2018 and 2017 reflect, in part, the aggregate fair value on the grant date of the restricted share awards granted to our NEOs determined in accordance with FASB ASC Topic 718. The amounts reported in the Long-Term Incentive Plan column for 2019, 2018 and 2017 reflect, in part, the aggregate fair value on the grant date of the AROE PSUs and the TSR PSUs granted to our NEOs determined in accordance with FASB ASC Topic 718 based on the probable achievement of the applicable AROE and TSR performance conditions as of the grant date. The aggregate fair value on the grant date that would have been included for the AROE PSUs and TSR PSUs, assuming that the highest level of the performance conditions would be achieved, is as follows: Mr. Inglese US$2,475,000; Mr. Winter US$1,000,000; Mr. Dahlke US$600,000; Mr. Beers US$1,000,000; and Mr. Chandran US$600,000. For a summary of the assumptions made in the valuation of these awards, please see Note 8 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. Pursuant to SEC guidance, the amounts included in both of these columns also include the incremental fair value of certain restricted share awards and PSUs that were materially modified in December 2019 as a result of their accelerated vesting in connection with the 280G mitigation actions taken in connection with the Merger, as described in greater detail above. See “Grants of Plan-Based Awards for 2019” below for additional information regarding (i) the restricted share awards and PSUs made to our NEOs in 2019, 2018 and 2017 and (ii) the incremental fair value attributable to the awards that were materially modified in December 2019.

(2)
The amounts reported in this column consist of: (i) the following dividend payments made by the Company on unvested restricted common shares for each named executive officer in 2019: Mr. Inglese US$113,275; Mr. Dahlke US$29,703; Mr. Winter US$32,200; Mr. Beers US$51,760; and Mr. Chandran US$30,439 and (ii) Company contributions made during 2019 to each named executive officer’s 401(k) plan account and certain insurance premiums paid by the Company.

(3)
Represents restricted share awards granted in 2019 in respect of performance for fiscal year 2018 and the incremental fair value of certain restricted share awards that were materially modified in December 2019 as a result of their accelerated vesting in connection with the 280G mitigation actions taking in connection with the Merger, as described in greater detail above. Restricted cash awards in respect of performance for fiscal year 2019 were approved by the Compensation Committee and communicated to the NEOs in February 2020. The amounts of the restricted cash awards granted in respect of performance in fiscal year 2019, which vest over three years and were communicated in February 2020 are as follows: Mr. Inglese US$717,930; Mr. Dahlke US$212,720; Mr. Winter US$265,900; Mr. Beers US$265,900; and Mr. Chandran US$212,720

(4)
On June 9, 2017, Messrs. Inglese, Dahlke and Chandran were promoted to Chief Executive Officer, Chief Financial Officer and EVP Corporate Finance & Strategy. In March 2020, Mr. Chandran was promoted to Chief Strategy Officer.

GRANTS OF PLAN-BASED AWARDS FOR 2019

The following table sets forth information regarding the cash portion of our incentive compensation program for 2019 and restricted share awards and PSUs (and the incremental cost of certain material modifications thereto) made to our NEOs under the Incentive Plan during the year ending December 31, 2019:

		Estimated Future Payouts Under Non- Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards (2)(3)
Name and Grant Type	Grant Date(1)	Threshold (US$)	Target (US$)	Maximum US$)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	Grant Date Per Share Fair Value (US$)(1)	Grant Date Fair Value of Stock Awards (US$)(1)
Michael J. Inglese				8,000,000
RSA	2/8/2019							47,155	20.06	945,929
PSU TSR	various				31,187	62,374	124,748		23.38 - 31.98	2,642,497
PSU AROE	various					82,990	165,980		19.30 - 31.98	5,075,034
Incremental Repriced RSA	12/20/2019							92,848	31.98	576,070

Aaron A. Dahlke				3,000,000
RSA	2/8/2019							13,972	20.06	280,278
PSU TSR	various				7,561	15,121	30,242		23.38 - 31.98	644,386
PSU AROE	various					18,979	37,958		19.30 - 31.98	1,216,432
Incremental Repriced RSA	12/20/2019							24,347	31.98	168,632

Douglas C. Winter				3,000,000
RSA	2/8/2019							35,000	19.91	696,850
PSU TSR	2/8/2019				12,601	25,202	50,404		21.96	553,436
PSU AROE	various					8,400	16,800		19.30 - 31.98	537,264

Christopher L. Beers				3,000,000
RSA	2/8/2019							17,465	20.06	350,348
PSU TSR	2/8/2019				12,601	25,202	50,404		23.38	589,223
PSU AROE	various					40,910	81,820		19.30 - 31.98	2,566,725
Incremental Repriced RSA	12/20/2019							42,426	31.98	216,336

Roy Chandran				3,000,000
RSA	2/8/2019							14,173	20.06	284,310
PSU TSR	2/8/2019				7,561	15,121	30,242		23.38	353,529
PSU AROE	various					23,409	46,818		19.30 - 31.98	1,527,062
Incremental Repriced RSA	12/20/2019							24,950	31.98	170,230

(1)
Represents (i) restricted share awards granted in 2019 in respect of performance for fiscal year 2018 and (ii) the incremental fair value of certain restricted share awards that were materially modified in December 2019 as a result of their accelerated vesting in connection with the 280G mitigation actions taken in connection with Merger, as described in greater detail above. Restricted cash awards in respect of performance for fiscal year 2019 were approved by the Compensation Committee and communicated to the named executive officers in February 2020. The aggregate grant date fair value of restricted cash awards in respect of performance in fiscal year 2019, which vest over three years and were communicated in February 2020 are as follows: Mr. Inglese US$717,930; Mr. Dahlke US$212,720; Mr. Winter US$265,900; Mr. Beers US$265,900; and Mr. Chandran US$212,720.

(2)
Represents (i) PSUs granted in 2019 which were designed to align management with shareholders by rewarding exceptional performance over a three year period while enhancing retention for executives and certain senior professionals and (ii) the incremental fair value of certain PSUs that were materially modified in December 2019 as a result of their accelerated vesting in connection with the 280G mitigation actions taken in connection with Merger, as described in greater detail above. All PSUs granted during 2019 were scheduled to vest, and the applicable performance period was scheduled to end, on December 31, 2021. The amounts that relate to the PSUs granted in 2019 reflect the aggregate fair value on the grant date of such PSUs, as determined in accordance with FASB ASC Topic 718. For a summary of the assumptions made in the valuation of these awards, please see Note 8 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

(3)
The maximum AROE PSUs represent 200% of target based on actual performance against the February 2019 AROE target. The remaining 81,905 of target AROE PSUs would have been considered granted upon the Compensation Committee’s setting the target AROE for the respective period.

Employment Agreements with NEOs

Through our subsidiary, Aircastle Advisor LLC, we have entered into an employment agreement (as amended) with each of our NEOs. These employment agreements generally provide for payment of an annual base salary and the executives’ eligibility to receive an annual cash bonus with indicated target annual cash bonus and equity incentive award levels.

Each employment agreement provides that the NEO is employed “at-will” and may be terminated at any time and for whatever reason by either us or him. A summary of the payments and benefits to be provided to the NEOs upon a termination of employment, along with a description of the restrictive covenants applicable to each NEO, is set forth below in the section entitled “Potential Payments upon Termination or Change in Control.”

Restricted Share and PSU Provisions under the Incentive Plan

The following summarizes the provisions of the equity awards granted under the Incentive Plan as in effect prior to the consummation of the Merger. Upon the consummation of the Merger, each outstanding restricted share award and PSU became fully vested, assuming the achievement, if applicable, of performance metrics at the maximum level of performance, and was canceled in exchange for the right to receive a single lump sum cash payment, without interest, equal to the Merger Consideration.

Rights of Participants. Participants with restricted shares generally have all of the rights of shareholders, including the right to vote the shares and the right to receive dividends at the same rate paid to other holders of common shares. Participants with PSUs have none of the rights of shareholders until the PSUs are settled in common shares. Subject to the provisions of the Incentive Plan and applicable award agreement, the Incentive Plan administrator has sole discretion to provide for the lapse of restrictions in installments or the acceleration or waiver of restrictions (in whole or part) under certain circumstances, including, but not limited to, the attainment of certain performance goals or a participant’s termination of employment or service.

Adjustments. In the event of a merger, amalgamation, consolidation, reorganization, recapitalization, bonus issue, share dividend or other change in corporate structure affecting the common shares, the Incentive Plan administrator may, subject to certain limitations, make an equitable substitution or proportionate adjustment in, among other things, the kind, number and purchase price of common shares subject to outstanding awards of restricted shares or other share-based awards (including PSUs) granted under the Incentive Plan. In addition, the Incentive Plan administrator, in its discretion, may terminate all awards with the payment of cash or in-kind consideration.

Repurchase of Shares for Withholding Taxes upon Vesting. The Incentive Plan gives the Incentive Plan administrator the authority to permit a participant to satisfy any federal, state or local withholding taxes due upon vesting of restricted shares by electing to have the Company repurchase a sufficient number of common shares, at Fair Market Value (as defined in the Incentive Plan) on the day of vesting. During 2019, our named executive officers and seven Directors, Ms. Mura and Messrs. Allen, Bisignani, Cave, Hacker, Merriman and Pollard, made such an election of a sufficient number of shares, and the Incentive Plan administrator approved such elections.

Restricted Share Agreements. The restricted share agreements with each of our named executive officers provide that if his employment with the Company is terminated by the Company without “cause” (as defined in his employment agreement or award agreement) or, if applicable, by the executive with “good reason” (as defined in his employment agreement or award agreement), then the shares, if any, that are not vested as of the date of such termination will be paid out subject to the executive’s execution of a separation agreement which includes a general release of claims. Upon a participant’s death or disability, the vesting of that participant’s unvested restricted shares will accelerate.

Performance Share Unit Agreements. The PSU agreements with each of our named executive officers provide that if his employment with the Company is terminated by the Company without “cause” (as defined in the Incentive Plan) or, if applicable, by the executive with “good reason” (as defined in the Incentive Plan), then the Performance Period shall end as of the last day of the Company’s last fiscal quarter and a number of PSUs shall immediately vest on the date based on achievement of Performance Goals. In the event that a Change of Control occurs prior to the vesting date, then the Performance Period shall end as of the date of the Change in Control and the Performance Goals shall be deemed to be satisfied as of the date of such Change in Control at the greater of (x) the level of achievement resulting in vesting percentages of 75% of the Target PSUs and (y) the actual level of achievement as of the date of such Change in Control. The resulting number of PSUs shall vest on the original vesting date based solely on the continued employment if the successor entity assumes the awards, provided that if the executive’s employment is terminated by the Company without cause or by the executive for good reason, or the executive’s employment terminates due to his health or death or disability, in each case prior to the vesting date, the resulting PSUs will vest immediately on the date of such termination of employment. If the successor entity does not assume the awards, then the resulting number of PSUs vest immediately. In the event that employment with the Company or a subsidiary or affiliate is terminated as a result of the death or disability of the participant (other than following a change in control), then the performance period shall end as of the last day of the Company’s last fiscal quarter ending prior to the date of such termination of employment, and the greater of (x) the Target PSUs and (y) the number of PSUs that would have vested based on achievement of the performance goals as of the last day of the performance period shall immediately vest.

We also have a PSU agreement that may be used with our named executive officers which provides that if such executive’s employment with the Company is terminated by the Company without “cause” (as defined in his employment agreement or award agreement) or, if applicable, by the executive with “good reason” (as defined in his employment agreement or award agreement), then the shares, if any, that are not vested as of the date of such termination will be paid out subject to the executive’s execution of a separation agreement which includes a general release of claims. Upon a participant’s death or disability, the vesting of that participant’s unvested restricted shares will accelerate.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END FOR 2019

The following table summarizes the unvested portion of the restricted share awards and PSUs of our NEOs under the Incentive Plan, as of December 31, 2019:

	Stock Awards
Name	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested (US$) (1)	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights that Have Not Vested (#) (3)	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested (US$) (1)
Michael J. Inglese	0		0	62,374	1,996,592
Aaron A. Dahlke	0		0	15,121	484,023
Douglas C. Winter	35,000	(2)	1,120,350	25,202	806,716
Christopher L. Beers	0		0	51,897	1,661,223
Roy Chandran	—		—	31,370	1,004,154

(1)
Valued at a common share price of US$32.01, the reported closing price for our common shares on the NYSE on December 31, 2019, the last trading day of 2019. PSUs were valued assuming achievement of the applicable performance metrics as described below in footnote 3.

(2)	These 35,000 restricted shares were scheduled to vest in increments of 7,000 each January 1, commencing on January 1, 2020.

(3)
Represents the TSR PSUs at target and the AROE PSUs at maximum for AROE PSUs deemed granted in 2019, 2018 and 2017, as determined in accordance with FASB ASC Topic 718. See “Grants of Plan-Based Awards for 2019” above for additional information regarding PSUs granted to our named executive officers in 2019. The remaining 81,905 of target AROE PSUs would only be considered granted upon the Compensation Committee’s setting the target AROE for the respective period. For a summary of the assumptions made in the valuation of these awards, please see Note 8 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. All performance share unit awards granted during 2017 were scheduled to vest, and their performance period ended, on December 31, 2019, and all performance share unit awards granted during 2018 were scheduled to vest, and the applicable performance period was scheduled to end, on December 31, 2020, and all performance share unit awards granted during 2019 were scheduled to vest, and the applicable performance period was scheduled to end, on December 31, 2021.

STOCK VESTED FOR 2019

The following table summarizes restricted share awards and performance share units of our NEOs that vested during the year ending December 31, 2019:

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (US$)(1)
Michael J. Inglese	616,128	19,117,496
Aaron A. Dahlke	137,311	4,282,996
Douglas C. Winter	16,800	537,264
Christopher L. Beers	221,124	6,684,047
Roy Chandran	111,752	3,444,725

(1)
The aggregate dollar value realized is calculated based on (i) the US$17.24 per share price of our common shares for certain restricted share awards on December 31, 2018, the last business day preceding the vesting date, which was January 1, 2019, (ii) the US$31.98 per share price of our common shares on December 23, 2019, the last business day preceding the accelerated vesting and delivery dates of certain restricted share awards and PSUs that were materially modified as a result of their accelerated vesting in connection with the 280G mitigation actions taken in connection with the Merger, which was December 24, 2019, and (iii) on the US$32.22 per share price of our common shares on February 13, 2020, the last business day preceding the applicable delivery date of the 2017 LTIP awards, which was February 14, 2020.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The following table and summary set forth potential amounts payable to our NEOs upon termination of employment or a change in control, as described below. The table below reflects amounts payable to our NEOs assuming termination of employment on December 31, 2019, with equity-based amounts valued at US$32.01 per common share, the reported closing price for our common shares on the NYSE on December 31, 2019:

	Circumstances of Termination
Name/Benefit	Voluntary resignation by executive (US$)	Termination by us for cause (US$)	Termination by us without cause (US$)	Termination by us without cause or by executive for good reason following change in control (US$)(1)	Termination by executive for good reason (US$)	Normal retirement (US$	Death or Disability (US$)
Michael J. Inglese
Cash Severance	—	—	1,350,000	2,700,000	1,350,000	—	—
COBRA Reimbursement	—	—	56,972	56,972	56,972	—	56,972
Vacation	72,692	72,692	72,692	72,692	72,692	72,692	72,692
Market Value of Accelerated Vesting of Performance Share Units	—	—	2,720,050	5,049,401	2,720,050	—	6,713,233

Aaron A. Dahlke
Cash Severance	—	—	800,000	1,600,000	800,000	—	—
COBRA Reimbursement	—	—	56,972	56,972	56,972	—	56,972
Vacation	43,077	43,077	43,077	43,077	43,077	43,077	43,077
Market Value of Accelerated Vesting of Performance Share Units	—	—	655,309	1,258,353	655,309	—	1,677,804

Douglas C. Winter
Cash Severance	—	—	1,000,000	2,000,000	1,000,000	—	—
COBRA Reimbursement	—	—	56,972	56,972	56,972	—	56,972
Vacation	53,846	53,846	53,846	53,846	53,846	53,846	53,846
Market Value of Accelerated Vesting of Restricted Shares	—	—	1,120,000	1,120,000	1,120,000	—	1,120,000
Market Value of Accelerated Vesting of Performance Share Units	—	—	1,075,600	2,016,774	1,075,600	—	2,689,032

Christopher L. Beers
Cash Severance	—	—	1,000,000	2,000,000	1,000,000	—	—
COBRA Reimbursement	—	—	56,972	56,972	56,972	—	56,972
Vacation	53,846	53,846	53,846	53,846	53,846	53,846	53,846
Market Value of Accelerated Vesting of Performance Share Units	—	—	557,966	3,010,348	557,966	—	4,013,798

Roy Chandran
Cash Severance	—	—	800,000	1,600,000	800,000	—	—
COBRA Reimbursement	—	—	56,972	56,972	56,972	—	56,972
Vacation	43,077	43,077	43,077	43,077	43,077	43,077	43,077
Market Value of Accelerated Vesting of Performance Share Units	—	—	330,663	1,791,368	330,663	—	2,388,490

(1)
As described below, the total amount of payments for each named executive officer may be subject to reduction to the extent necessary to avoid an excise tax under Section 4999 of the Internal Revenue Code.

As described above in the section entitled “Employment Agreements with NEOs,” we, through our subsidiary, Aircastle Advisor LLC, have entered into employment agreements (as amended) with our named executive officers which set forth certain terms and conditions of their employment relating to termination and termination payments.

Under the employment agreements for our named executive officers:

•
if the employment of such named executive officer is terminated without “cause” or with “good reason” (as defined in such employment agreement), and if he signs a general release of claims and complies with the covenants described below, then he will be entitled to receive: (i) an amount equal to the sum of the base salary and target annual cash bonus for the year of termination, payable over a one-year period (two times such amount and payable in a lump sum if the termination occurs within 120 days prior to or within two years following a “change in control” as defined in such employment agreement); (ii) a pro-rata annual bonus for the year of termination; (iii) reimbursement of COBRA premiums for up to twelve months; and (iv) accelerated vesting of all outstanding restricted share awards;

•
if any amounts to be paid to such named executive officer would constitute “excess parachute payments” subject to the excise tax imposed under Section 4999 of the Internal Revenue Code, the amount will be reduced to the extent necessary to avoid the excise tax, but only if such reduction results in a higher after-tax payment to him; and

•
such named executive officer covenants not to compete with Aircastle for six months following termination of his employment for any reason and will not solicit the employees of Aircastle or the clients or customers of Aircastle for competing business, in each case, for a period of twelve months following termination.

Each of the employment agreements were amended effective as of December 19, 2019 to provide that any grants of restricted cash awards in lieu of the annual PSU grants for 2020 and the equity-based portion of the annual bonuses in respect of 2019 will not constitute a good reason event for purposes of the employment agreements or for any other purpose. In addition, the employment agreement amendments (other than for Mr. Winter) provided for the accelerated vesting and payment in 2019 of certain equity awards and incentive compensation payments, subject to specified repayment provisions in the event of certain terminations of employment, as described in greater detail above.

CEO Pay Ratio for 2019

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we determined that the 2019 total compensation of Michael J. Inglese, our Chief Executive Officer, of US$10,759,541, as shown in the Summary Compensation Table above (the “CEO Compensation”), was approximately 48 times the total compensation of our median employee in 2019, calculated in the same manner, of US$224,222.

We identified the median employee using the annual base salary and expected bonus, as of December 31, 2019, plus any long term incentive stock awards granted in 2019 for all individuals, excluding our Chief Executive Officer, who were employed by us on December 31, 2019, the last day of our payroll year (whether employed on a full-time, part-time, seasonal or temporary basis). After identifying the median employee, we calculated annual total compensation for such employee using the same methodology we use for our CEO Compensation.

If the 2019 annual compensation of Mr. Inglese was calculated based on the methodology used by the Compensation Committee to consider his compensation during its decision-making process and as further described in the section titled “Compensation Overview” beginning on page 11, which reflects each compensation element for the service year with respect to which it was earned, Mr. Inglese’s total annual compensation for 2019 would be US$4,711,974, resulting in a ratio to the total compensation of our median employee in 2019 of approximately 21 times.

Directors’ Compensation

Cash Compensation. During 2019, cash compensation to the independent Directors for service on our Board was set at the following levels:

•	Directors were paid an annual cash fee of US$80,000.

•	The Chairman of the Board was paid an additional annual cash fee of US$50,000.

•	Each of the chairs of the Audit Committee and Investment Committee was paid an annual cash fee of US$35,000 and each other such committee member was paid an annual cash fee of US$20,000.

•	The Compensation Committee Chair was paid an annual cash fee of US$25,000 and Compensation Committee members were paid an annual cash fee of US$10,000.

•	The Nominating and Corporate Governance Committee chair was paid an annual cash fee of US$20,000 and Nominating and Corporate Governance Committee members were paid an annual cash fee of US$10,000.

Restricted Share Grants. On the first business day of 2019, our independent Directors received grants of restricted common shares, with the number of shares for each such grant being equal to US$135,000 divided by the Fair Market Value, as defined in the Incentive Plan, of our common shares as of such date. These restricted shares fully vested on January 1, 2020, pursuant to the terms and conditions of the Incentive Plan and the related award agreement.

Our affiliated and management Directors, Messrs. Inglese, Horie, Kurihara and Sakakida, were not separately compensated by us for their Board or committee service. All members of the Board were reimbursed for reasonable costs and expenses incurred in attending meetings of the Board or otherwise incurred in connection with carrying out their duties as Directors.

The table below describes our compensation of Directors during 2019:

DIRECTOR COMPENSATION FOR 2019

Name	Fees Earned or Paid in Cash (US$)	Stock Awards (US$)(1)	All Other Compensation (US$)(2)	Total (US$)
Ronald W. Allen	105,356	135,006	9,554	249,916
Giovanni Bisignani	90,000	135,006	9,554	234,560
Michael J. Cave	120,000	135,006	9,554	264,560
Douglas A. Hacker	145,000	135,006	9,554	289,560
Jun Horie(3)	—	—	—	—
Takashi Kurihara(3)	—	—	—	—
Ronald L. Merriman	125,000	135,006	9,554	269,560
Agnes Mura	110,000	135,006	9,554	254,560
Charles W. Pollard	135,000	135,006	9,554	279,560
Takayuki Sakakida(3)	—	—	—	—
Peter V. Ueberroth	215,000	135,006	9,554	359,560
Michael J. Inglese(3)	—	—	—	—

(1)
The reported amounts reflect the aggregate fair value on the grant date of the restricted shares granted to our Directors during 2019 determined in accordance with FASB ASC Topic 718. For a summary of the assumptions made in the valuation of these awards, please see Note 8 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. The grant date fair value of each restricted share was US$17.24. The number of unvested restricted shares granted to each Director in 2019 and held by each Director as of December 31, 2019 was: Mr. Allen 7,831, Mr. Bisignani 7,831, Mr. Cave 7,831, Mr. Hacker 7,831, Mr. Merriman 7,831, Ms. Mura 7,831, Mr. Pollard 7,831 and Mr. Ueberroth 7,831.

(2)	The reported amounts consist of dividend payments made by the Company on restricted common shares granted to each Director in 2019.

(3)	Our affiliated and management Directors, Messrs. Inglese, Horie, Kurihara and Sakakida were not separately compensated by us for their Board or committee service.

Share Ownership Guidelines for Directors. Prior to the consummation of the Merger, each member of the Board who was paid a base annual cash fee for service on the Board was subject to the share ownership guidelines, or Ownership Guidelines, previously adopted by the Company, pursuant to which each Director was expected to attain the following levels of share ownership while providing service to the Company, based on the aggregate value of share ownership as of the date of determination:

Position	Multiple of Base Annual Cash Board Service Fee
Relevant Director	3x

The Ownership Guidelines provided for a phase-in period, according to which a Director should satisfy the Ownership Guidelines by the fifth anniversary of his or her initial appointment to the Board. As of immediately prior to the consummation of the Merger, each member of the Board complied with the Ownership Guidelines.

Director Award Limits. During 2019, under the terms of the Incentive Plan, an annual limit of US$750,000 per calendar year applied to the combined cash and equity-based compensation that could be granted to each of our non-employee Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information. The table below sets forth certain information as of December 31, 2019, the last day of the fiscal year, for (i) all equity compensation plans previously approved by our shareholders and (ii) all equity compensation plans not previously approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	798,001	(1)	$—	3,948,503
Equity compensation plans not approved by security holders	—		—	—
Total				3,948,503

(1)	Represents 798,001 common shares subject to outstanding PSU awards (assuming payout at maximum).

Security Ownership of Certain Beneficial Owners and Management. The table below sets forth information as of April 22, 2020 as to the beneficial ownership of our Common Shares.

Name and Address of Beneficial Owner	Common Shares Held	Percent of Class
Marubeni Corporation (1) 7-1 Nihonbashi 2-chome Chuo-ku, Tokyo, 103-6060 Japan	7,024	50%
MM Air Limited (2) c/o Compass Administration Services Ltd. Crawford House 50 Cedar Avenue Hamilton, HM11, Bermuda	7,024	50%

(1)
Marubeni beneficially owns 7,024 Common Shares through its wholly owned subsidiary MHC. On March 27, 2020, Aircastle consummated the Merger.  At the Effective Time, each Common Share issued and outstanding immediately prior to the Effective Time (other than (i) shares canceled or converted into shares of the surviving company pursuant to the Merger Agreement and (ii) restricted shares canceled and exchanged pursuant to the Merger Agreement) was canceled and converted into the right to receive the Merger Consideration.  The shares that were owned by MHC immediately prior to the Effective Time were converted into the same percentage of shares of the surviving company in the Merger.  As a result, immediately following the Effective Time, MHC beneficially owned 28.8% of the outstanding common shares of the surviving company in the Merger, and MM Air Limited beneficially owned the remaining 71.2%.  On March 27, 2020, MM Air Limited transferred 2,976 Common Shares to MHC, resulting in MHC owning 7,024 Common Shares.

(2)
MM Air Limited beneficially owns 7,024 Common Shares. MM Air Limited is controlled by affiliates of Marubeni and Mizuho Leasing. On March 27, 2020, Aircastle consummated the Merger.  At the Effective Time, each Common Share issued and outstanding immediately prior to the Effective Time (other than (i) shares canceled or converted into shares of the surviving company pursuant to the Merger Agreement (as described in footnote (1) above) and (ii) restricted shares canceled and exchanged pursuant to the Merger Agreement) was canceled and converted into the right to receive the Merger Consideration.  The shares that were owned by MHC immediately prior to the Effective Time were converted into the same percentage of shares of the surviving company in the Merger.  As a result, immediately following the Effective Time, MHC beneficially owned 28.8% of the outstanding common shares of the surviving company in the Merger, and MM Air Limited beneficially owned the remaining 71.2%.  On March 27, 2020, MM Air Limited transferred 2,976 Common Shares to MHC, resulting in MM Air Limited owning 7,024 Common Shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

The following is a summary of material provisions of certain transactions we entered into with our executive officers, Directors or 5% or greater shareholders. We believe the terms and conditions set forth in such agreements were reasonable and customary for transactions of this type.

Marubeni Corporation Shareholder Agreement Amendment and Limited Waiver

On February 18, 2015, the Company, Marubeni and a subsidiary of Marubeni entered into an amendment and restatement of the Shareholder Agreement, which (i) modified the terms of the Shareholder Agreement to immediately permit acquisitions by Marubeni and its affiliates of voting securities of the Company in the secondary market pursuant to a Rule 10b5-1 plan that would result in Marubeni and its affiliates collectively holding more than 21.0%, but no more than 27.5% of the voting power of the Company and (ii) extended the term of the standstill provision of the Shareholder Agreement (the “Marubeni Standstill”) by eighteen months to January 2025. On September 23, 2016, the Company, Marubeni and a subsidiary of Marubeni entered into an amendment increasing the Change of Control threshold from 30% to 35%.  On October 23, 2019, the Company granted Marubeni a limited waiver of the Marubeni Standstill solely to allow Marubeni, either alone or in concert with Mizuho Leasing, to make an offer or proposal to the Board or the Company’s senior management to acquire all of the outstanding Common Shares that Marubeni did not already own. The Shareholder Agreement terminated upon completion of the Merger.

Merger Agreement with Affiliates of Marubeni and Mizuho Leasing

On March 27, 2020, the Company was acquired by a newly-formed entity controlled by affiliates of Marubeni and Mizuho Leasing pursuant to the terms of the previously announced Merger Agreement and related Statutory Merger Agreement, by and among the Company, Parent and Merger Sub. Pursuant to the Merger, Merger Sub merged with and into the Company, with the Company as the surviving company in the Merger and becoming a privately-held company whose only shareholders are Marubeni Aviation Holding Coöperatief U.A., which is an indirect subsidiary of Marubeni, and Parent. Parent is controlled by affiliates of Marubeni and Mizuho Leasing.

At the Effective Time, subject to the terms and conditions of the Merger Agreement, the Common Shares of the Company (other than (i) shares canceled or converted into shares of the surviving company pursuant to the Merger Agreement and (ii) restricted shares canceled and exchanged pursuant to the Merger Agreement) were converted into the right to receive the Merger Consideration.

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

Our Board has adopted a Policy and Procedures with Respect to Related Person Transactions, our Related Person Policy. Pursuant to the terms of the Related Person Policy, the Audit Committee must review and approve in advance any transaction involving an affiliate or related party (as defined under Accounting Standards Codification Topic 850), in which the amount involved exceeds $5,000,000, other than those that are pre-approved pursuant to pre-approval guidelines or rules that may be established by the Audit Committee to cover specific categories of transactions, including the guidelines described below. All Related Persons, as defined below, are required to report to our legal department any such related person transaction prior to its completion, and the legal department will determine whether it should be submitted to the Audit Committee for consideration.

Our Related Person Policy covers all transactions, arrangements or relationships (or any series of similar transactions, arrangements or relationships) in which the Company or any of its subsidiaries was, is or will be a participant, in which the amount involved exceeds US$120,000, and in which any Related Person had, has or will have a direct or indirect material interest.

A Related Person is any person who is, or at any time since the beginning of the Company’s last fiscal year was, a Director or executive officer of the Company or a nominee to become a Director of the Company; Marubeni and Mizuho Leasing or their affiliates; any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of the Director, executive officer, nominee or Marubeni and Mizuho Leasing or their affiliates, and any person (other than a tenant or employee) sharing the household of such Director, executive officer, nominee or Marubeni and Mizuho Leasing or their affiliates.

Director Independence

Prior to the consummation of the Merger, the Board was comprised of the following individuals: Ronald W. Allen, Giovanni Bisignani, Michael J. Cave, Douglas A. Hacker, Jun Horie, Michael J. Inglese, Takashi Kurihara, Ronald L. Merriman, Agnes Mura, Charles W. Pollard, Takayuki Sakakida, and Peter V. Ueberroth. The Board determined that Messrs. Allen, Bisignani, Cave, Hacker, Merriman, Pollard and Ueberroth and Ms. Mura were independent within the meaning of the NYSE director independence standards and SEC rules. In addition, the Board determined that all members of the Audit (Messrs. Allen, Cave, Hacker and Merriman), Compensation (Messrs. Hacker, Merriman, Pollard and Ms. Mura) and Nominating and Corporate Governance Committees (Messrs. Bisignani, Pollard, Ueberroth and Ms. Mura) were independent within the meaning of the NYSE director independence standards and SEC rules. The Board previously determined, under the NYSE standards and SEC rules, that former Directors Hajime Kawamura and Gentaro Toya were not independent because of their affiliation with Marubeni.

Although the Common Shares are no longer listed on NYSE or any other national securities exchange and we are therefore not required to have a majority of independent directors, the Board continues to use the NYSE director independence standards for purpose of making its independence determinations. The Board determined, under these standards, that current Directors Messrs. Hacker and Pollard are independent and that Directors Messrs. Inglese, Kawabe, Kurihara, Sakakida and Yukawa are not independent. As a non-listed company, we do not have a standing nominating committee and our Audit (Messrs. Kurihara and Yukawa) and Compensation Committees (Messrs. Inglese and Kurihara) include non-independent Directors.

In making these determinations, the Board considered all relevant facts and circumstances, the applicable NYSE standards and SEC rules. The Board did not establish additional guidelines to assist it in determining whether a Director has a material relationship with the Company under NYSE standards, but instead evaluated each Director under the tests set forth by the NYSE and through a broad consideration and evaluation of all relevant facts and circumstances. The Board, when assessing the materiality of a Director’s relationship with the Company, also considered the issue not merely from the standpoint of the Director, but also from that of persons or organizations with which the Director has an affiliation.

In addition, the Board considered transactions described above under “Item 13. Certain Relationships and Related Transactions, and Director Independence—Certain Relationships and Related Party Transactions” in making the independence determinations.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees, Audit Related Fees, Tax Fees and All Other Fees. In connection with the audit of the 2018 and 2019 financial statements, the Company entered into an engagement letter with Ernst & Young LLP (“EY”) which set forth the terms by which EY has performed audit services for the Company. The following summarizes the fees paid by us to EY for professional services rendered in 2019 and 2018:

	2019 (US$)	2018 (US$)
Audit Fees (1)	2,168,500	2,015,000
Audit-Related Fees	—	—
Tax Fees (2)	707,000	646,000
All Other Fees	5,200	3,600

(1)
Represents fees for the audit of the Company’s consolidated financial statements and internal control over financial reporting, the reviews of interim financial statements included in the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, certain Current Reports on Form 8-K, audits of IBJ Air joint venture, consultations concerning financial accounting and reporting standards, statutory audits and services rendered relating to the Company’s registration statements.

(2)	Represents fees related primarily to assistance with tax compliance matters, including international, federal and state tax return preparation, and consultations regarding tax matters.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has policies and procedures that require the pre-approval by the Audit Committee or one of its members of all services performed by the Company’s independent registered public accounting firm and related fee arrangements. In the early part of each year, the Audit Committee approves the proposed services, including the nature, type and scope of services contemplated, and the related fees, to be rendered by these firms during the year. In addition, pre-approval by the Audit Committee or one of its members is also required for those engagements that may arise during the course of the year that are outside the scope of the initial services and fees pre-approved by the Audit Committee pursuant to the Sarbanes-Oxley Act. In accordance with this policy, the Audit Committee pre-approved all services to be performed by the Company’s independent registered accounting firm.

PART IV

ITEM 15.	EXHIBITS

(A)	3.	Exhibits.

The exhibits filed herewith are listed on the Exhibit Index filed as part of this Form 10-K/A.

(B)	EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 *
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 *
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 of the Exchange Act, Aircastle Limited has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 22, 2020

Aircastle Limited

By:	/s/ Michael J. Inglese
Michael J. Inglese
Chief Executive Officer

APPENDIX A

RECONCILIATION OF NON-GAAP MEASURES TO U.S. GAAP RESULTS

Adjusted Return on Equity

(Dollars in thousands)	Year Ended December 31, 2019
Net income	$156,575
Gain on mark-to-market of interest rate derivative contracts	4,771
Loan termination payment	7,577
Write-off of deferred financing fees	172
Merger related expenses	11,622
Stock compensation expense	15,830
Adjusted net income	$196,547

2019 Average shareholders’ equity	$2,031,359
Adjusted return on equity	9.68%

Cash Flow per Share

(Dollars and weighted average shares in thousands)	Year Ended December 31, 2019
Net cash provided by operating activities	$536,418
Add back:
Changes on certain assets and liabilities:
Accounts receivable	13,162
Other assets	(2,594)
Accounts payable, accrued expenses and other liabilities	5,483
Lease rentals received in advance	(19,954)
Merger related costs	7,886
Cash flow from operations before working capital	540,401

Cash flow per share	$7.08
Weighted average shares	76,360

Net Cash Interest Margin

(Dollars in thousands)

Quarter	Lease Rental Revenue	Cash Interest Expense	Net Cash Interest Margin	Average NBV of Flight Equipment	Annualized Lease Rental Yield(1)	Annualized Cash Interest /Average NBV of Flight Equipment	Annualized Net Cash Interest Margin(2)
Q4 2019	$216,225	$59,552	$156,673	$7,753,309	11.2%	3.1%	8.1%

(1)
Lease rental yield is defined as operating and finance and sales-type lease rental revenue plus finance and sales-type lease collections divided by average monthly net book value (including finance and sales-type leases) for the period calculated on a quarterly basis, annualized

(2)
Net cash interest margin is defined as lease rentals from operating leases, interest income and cash collections from finance and sales-type leases minus interest on borrowings, net settlements on interest rate derivatives and other liabilities adjusted for loan termination payments divided by the average net book of flight equipment (which includes net investment on finance and sales-type leases) for the period calculated on a quarterly and annualized basis.

A-1