Form 10-Q
period 2020-03-31
Aircastle LTD
filed 2020-05-13
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

c/o Aircastle Advisor LLC
201 Tresser Boulevard, Suite 400
Stamford
Connecticut
06901
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code:     (203) 504-1020
_______________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Shares, par value $0.01 per share	N/A	NONE
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of May 8, 2020, there were 14,048 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries
Form 10-Q

PART I. — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Cash and cash equivalents	$667,845	$140,882
Restricted cash and cash equivalents	5,354	14,561
Accounts receivable	51,033	18,006
Flight equipment held for lease, net of accumulated depreciation of $1,570,125 and $1,501,664, respectively	7,144,108	7,375,018
Net investment in leases, net of allowance for credit losses of $9,865 and $0, respectively	420,464	419,396
Unconsolidated equity method investments	33,688	32,974
Other assets	211,918	201,209
Total assets	$8,534,410	$8,202,046

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings, net of debt issuance costs and discounts	$999,109	$1,129,345
Borrowings from unsecured financings, net of debt issuance costs and discounts	4,435,107	3,932,491
Accounts payable, accrued expenses and other liabilities	173,860	172,114
Lease rentals received in advance	99,142	108,060
Security deposits	110,394	124,954
Maintenance payments	690,208	682,398
Total liabilities	6,507,820	6,149,362

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $0.01 par value, 250,000,000 shares authorized, 14,048 shares issued and outstanding at March 31, 2020; and 75,122,129 shares issued and outstanding at December 31, 2019	—	751
Additional paid-in capital	1,485,777	1,446,664
Retained earnings	540,813	605,269
Total shareholders’ equity	2,026,590	2,052,684
Total liabilities and shareholders’ equity	$8,534,410	$8,202,046

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Lease rental revenue	$198,920	$181,234
Direct financing and sales-type lease revenue	6,766	8,443
Amortization of lease premiums, discounts and incentives	(5,696)	(5,711)
Maintenance revenue	46,552	16,401
Total lease revenue	246,542	200,367
Gain on sale of flight equipment	27,049	12,002
Other revenue	8,907	1,558
Total revenues	282,498	213,927

Operating expenses:
Depreciation	89,705	84,735
Interest, net	61,507	63,463
Selling, general and administrative (including non-cash share-based payment expense of $38,727 and $2,726 for the three months ended March 31, 2020 and 2019, respectively)	62,382	18,000
Impairment of flight equipment	62,657	—
Maintenance and other costs	4,756	7,404
Total operating expenses	281,007	173,602

Other expense:
Loss on extinguishment of debt	(3,955)	—
Merger expenses	(32,210)	—
Other	(112)	(2,061)
Total other expense	(36,277)	(2,061)

Income (loss) from continuing operations before income taxes and earnings (loss) of unconsolidated equity method investments	(34,786)	38,264
Income tax provision	149	3,098
Earnings (loss) of unconsolidated equity method investments, net of tax	714	(356)
Net income (loss)	$(34,221)	$34,810

Other comprehensive income (loss), net of tax:
Net derivative loss reclassified into earnings	—	184
Other comprehensive income	—	184
Total comprehensive income (loss)	$(34,221)	$34,994

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(34,221)	$34,810
Adjustments to reconcile net income (loss) to net cash and restricted cash provided by operating activities:
Depreciation	89,705	84,735
Amortization of deferred financing costs	3,581	3,364
Amortization of lease premiums, discounts and incentives	5,696	5,711
Deferred income taxes	6,857	3,164
Non-cash share-based payment expense	38,727	2,726
Collections on net investment in leases	8,138	5,925
Security deposits and maintenance payments included in earnings	(47,284)	(14,975)
Gain on sale of flight equipment	(27,049)	(12,002)
Loss on extinguishment of debt	3,955	—
Impairment of flight equipment	62,657	—
Provision for credit losses	3,595	—
Other	(601)	1,797
Changes in certain assets and liabilities:
Accounts receivable	(24,683)	(3,662)
Other assets	(7,941)	(1,030)
Accounts payable, accrued expenses and other liabilities	(3,127)	(7,337)
Lease rentals received in advance	(8,788)	3,134
Net cash and restricted cash provided by operating activities	69,217	106,360
Cash flows from investing activities:
Acquisition and improvement of flight equipment	(49,129)	(355,817)
Proceeds from sale of flight equipment	150,040	56,307
Aircraft purchase deposits and progress payments, net of returned deposits and aircraft sales deposits	(8,451)	19,697
Unconsolidated equity method investments and associated costs	—	(7,551)
Other	(56)	1,118
Net cash and restricted cash provided by (used in) investing activities	92,404	(286,246)
Cash flows from financing activities:
Repurchase of shares	(27,906)	(11,424)
Parent contribution at Merger	25,536	—
Proceeds from secured and unsecured debt financings	650,000	215,000
Repayments of secured and unsecured debt financings	(282,470)	(76,131)
Debt extinguishment costs	(2,685)	—
Deferred financing costs	—	(1,921)
Security deposits and maintenance payments received	37,504	45,149
Security deposits and maintenance payments returned	(19,819)	(27,914)
Dividends paid	(24,025)	(22,518)
Net cash and restricted cash provided by financing activities	356,135	120,241
Net increase in cash and restricted cash:	517,756	(59,645)
Cash and restricted cash at beginning of period	155,443	167,853

Cash and restricted cash at end of period	$673,199	$108,208

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	$667,845	$92,629
Restricted cash and cash equivalents	5,354	15,579

Unrestricted and restricted cash and cash equivalents	$673,199	$108,208

Supplemental disclosures of cash flow information:
Cash paid for interest	$55,295	$54,673
Cash paid (received) for income taxes	$127	$(858)
Supplemental disclosures of non-cash investing activities:
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets assumed in asset acquisitions	$37,742	$22,355
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets settled in sale of flight equipment	$16,927	$10,877
Transfers from flight equipment held for lease to Net investment in leases and Other assets	$31,821	$42,709

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share amounts)
(Unaudited)

	Three Months Ended March 31, 2020
			Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Common Shares
	Shares	Amount
Balance, December 31, 2019	75,122,129	$751	$1,446,664	$605,269	$—	$2,052,684
Issuance of common shares to directors and employees	28,568	1	(1)	—	—	—
Repurchase of common shares from stockholders, directors and employees	(73,903)	(1)	(2,369)	—	—	(2,370)
Amortization of share-based payments	—	—	38,727	—	—	38,727
Reclassification of prior year director stock award liability	—	—	2,005	—	—	2,005
Dividends declared	—	—		(24,025)	—	(24,025)
Net loss	—	—	—	(34,221)	—	(34,221)
Adoption of accounting standard	—	—	—	(6,210)	—	(6,210)
Payment of unvested shares at Merger	(101,809)	(1)	(25,535)	—	—	(25,536)
Parent contribution at Merger	—	—	25,536	—	—	25,536
Share cancellation and re-issuance at Merger	(74,960,937)	(750)	750	—	—	—

Balance, March 31, 2020	14,048	$—	$1,485,777	$540,813	$—	$2,026,590

	Three Months Ended March 31, 2019
			Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Common Shares
	Shares	Amount
Balance, December 31, 2018	75,454,511	$754	$1,468,779	$539,332	$(184)	$2,008,681
Issuance of common shares to directors and employees	276,923	3	(3)	—	—	—
Repurchase of common shares from stockholders, directors and employees	(653,796)	(6)	(11,418)	—	—	(11,424)
Amortization of share-based payments	—	—	2,410	—	—	2,410
Reclassification of prior year director stock award liability	—	—	796	—	—	796
Dividends declared	—	—	—	(22,518)	—	(22,518)
Net income	—	—	—	34,810	—	34,810
Net derivative loss reclassified into earnings	—	—	—	—	184	184

Balance, March 31, 2019	75,077,638	$751	$1,460,564	$551,624	$—	$2,012,939

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2020

Note 1. Summary of Significant Accounting Policies
Organization and Basis of Presentation
Aircastle Limited (“Aircastle,” the “Company,” “we,” “us” or “our”) is a Bermuda exempted company that was incorporated on October 29, 2004 under the provisions of Section 14 of the Companies Act of 1981 of Bermuda. Aircastle’s business is acquiring, leasing, managing and selling commercial jet aircraft.
On March 27, 2020, the Company successfully completed its merger (the “Merger”) with MM Air Merger Sub Limited, a Bermuda exempted company (“Merger Sub”), pursuant to the Agreement and Plan of Merger, dated as of November 5, 2019 (the “Merger Agreement”), by and among the Company, MM Air Limited, a Bermuda exempted company (“Parent”), and Merger Sub. As a result of the Merger, Aircastle’s shareholders (other than Marubeni Corporation and its affiliates) received cash consideration of $32.00 per common share and the Company is now controlled by affiliates of Marubeni Corporation and Mizuho Leasing Company, Limited (“Mizuho Leasing”).
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
The accompanying consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting and, in our opinion, reflect all adjustments, including normal recurring items, which are necessary to present fairly the results for interim periods. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC; however, we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Effective January 1, 2020, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 326, Financial Instruments - Credit Losses (“ASC 326”). The standard applies to entities holding financial assets and net investments in leases that are not accounted for at fair value through net income. The standard affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and other financial assets not excluded from the scope that have the contractual right to receive cash. Net investment in leases comprised the Company’s financial asset principally affected by the standard. Operating lease receivables are not within the scope of ASC 326.
Upon the Company’s adoption of ASC 326, our net investment in leases was recorded in the consolidated financial statements net of an allowance for credit losses. This allowance for credit losses reflects the Company’s estimate of lessee default probabilities and loss given default percentages. The estimate of expected credit losses considers relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of reported amounts. Our allowance also considers the potential loss due to non-credit risk related to unguaranteed residual values. We adopted the standard using the “modified retrospective” approach with a January 1, 2020 adjustment to the opening balance of retained earnings. The adoption of the standard did not have a material impact on our consolidated financial statements or related disclosures.
Effective January 1, 2020, the Company adopted, the FASB Accounting Standard Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The standard modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The adoption of the standard did not have a material impact on our consolidated financial statements or related disclosures.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2020

Effective January 1, 2020, the Company adopted the FASB ASU No. 2018-15, Intangibles-Goodwill and Other- Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The standard requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use-software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. The adoption of the standard did not have a material impact on our consolidated financial statements or related disclosures.
Effective January 1, 2020, the Company adopted the FASB ASU No. 2018-17, Consolidation (Topic 810), Targeted Improvements to Related Party Guidance for Variable Interest Entities. The standard changes how all entities evaluate decision-making fees under the variable interest entity guidance. The standard is applied retrospectively with a cumulative- effect adjustment to retained earnings at the beginning of the earliest period presented. The adoption of the standard did not have a material impact on our consolidated financial statements or related disclosures.
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure subsequent to the balance sheet date of March 31, 2020, through the date on which the consolidated financial statements included in this Form 10-Q were issued.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. While Aircastle believes the estimates and related assumptions used in the preparation of the consolidated financial statements are appropriate, actual results could differ from those estimates.
Lease Revenue Recognition
We lease flight equipment under net operating leases with lease terms typically ranging from three to seven years. We generally do not offer renewal terms or purchase options in our leases, although certain of our operating leases allow the lessee the option to extend the lease for an additional term. Operating leases with fixed rentals and step rentals are recognized on a straight-line basis over the term of the initial lease, assuming no renewals. Operating lease rentals that adjust based on a London Interbank Offered Rate (“LIBOR”) index are recognized on a straight-line basis over the lease term using the prevailing rate at lease commencement. Changes to rate-based lease rentals are recognized in the statements of income (loss) in the period of change. Revenue is not recognized when collection is not probable. When collectability is not probable, the customer is placed on non-accrual status, and revenue is recognized when cash payments are received.
In certain instances, we may provide lease concessions to customers, generally in the form of lease rental deferrals. While these deferral arrangements affect the timing of lease rental payments, the total amount of lease rental payments required over the lease term is generally the same as that which was required under the original lease agreement. We account for the deferrals as if no modifications to the lease agreements were made and record the deferred rentals as a receivable

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2020

within Other assets in our consolidated balance sheet. We continue to recognize lease rental revenue for such receivables to the extent collectability is probable.
The COVID-19 virus has had an unprecedented negative impact on the global economy, and in particular on the aviation sector. There has been a dramatic slowdown in air traffic, with many markets in near complete shutdown. According to IATA air travel is down to approximately 20% of normal levels and a recovery to pre-pandemic levels is not expected for several years. Substantially all of the world’s airlines are experiencing financial difficulties and liquidity challenges. While we believe the long-term demand for air travel will return to historical trends over time, the near-term impacts of the COVID-19 virus’ economic shock are material; the extent and duration of which cannot currently be determined.
Airlines have been seeking to preserve liquidity through a combination of requesting government support, raising debt and equity, delaying or canceling new aircraft orders, furloughing employees, as well as requesting deferrals from lessors. We have agreed to defer near-term lease payments with certain of our airline customers, which they are obliged to repay over time. As of May 7, 2020, we have agreed to defer approximately $70,000 in near-term lease payments with 35 airlines, including $18,545 that appear in our Consolidated Balance Sheet as components of Accounts receivable, Net investment in leases, or Other assets as of March 31, 2020. If air traffic remains depressed over an extended period and if our customers are unable to obtain sufficient funds from private, governmental or other sources, we may need to extend further deferrals to some of our other customers or to extend the deferrals we have already made. We may ultimately not be able to collect all the amounts we have deferred.
Net Investment in Leases
If a lease meets specific criteria at lease commencement or at the effective date of a lease modification, we recognize the lease as a direct financing or sales-type lease. The net investment in direct financing and sales- type leases consists of the lease receivable, estimated unguaranteed residual value of the lease flight equipment at lease-end and, for direct financing leases, deferred selling profit. For sales-type leases, we recognize the difference between the net book value of the aircraft and the net investment in the lease as a gain or loss on sale of flight equipment. Selling profit on a direct financing lease is deferred and amortized over the lease term, and a selling loss is recognized at lease commencement. Interest income on our net investment in leases is recognized as Direct financing and sales-type leases revenue over the lease term in a manner that produced a constant rate of return on the net investment in the lease.
The net investment in leases is recorded in the consolidated financial statements net of an allowance for credit losses. The allowance for credit losses is recorded upon the initial recognition of the net investment in the lease based on the Company’s estimate of expected credit losses over the lease term. The allowance reflects the Company’s estimate of lessee default probabilities and loss given default percentages. When determining the credit loss allowance, we consider relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the net investment in the lease. The allowance also considers potential losses due to non-credit risk related to unguaranteed residual values. A provision for credit losses is recorded as a component of Selling, general, and administrative expenses in the consolidated statement of income (loss) to adjust the allowance for changes to management’s estimate of expected credit losses.
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard applies to entities that have contracts, such as debt agreements, lease agreements or derivative instruments, which reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Entities can elect not to apply certain modification accounting requirements for contract modifications that replace a reference rate affected by reference rate reform. If elected, such contracts are accounted for as a continuation of the existing contract and no reassessments or remeasurements are required. The standard is effective for all entities from March 12, 2020 through December 31, 2022, and does not apply to contract modifications made after December 31, 2022. We have not adopted ASC 848 for this interim period and are currently evaluating the election available to us under the standard and the impact it may have on our financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2020

In April 2020, the FASB Staff issued a question-and-answer document (the “Q&A”) regarding accounting for lease concessions related to the effects of the COVID-19 pandemic. The Q&A provides that entities may elect to apply or not apply the lease modification guidance in ASC 842, “Leases”, for lease concessions provided by lessors as a result of the COVID-19 pandemic. The Company has elected not to apply the lease modification guidance in ASC 842 for such lease concessions - see “Lease Revenue Recognition” above.
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
The following tables set forth our financial assets as of March 31, 2020 and December 31, 2019 that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

		Fair Value Measurements at March 31, 2020 Using Fair Value Hierarchy
	Fair Value as of 3/31/2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$667,845	$667,845	$—	$—	Market
Restricted cash and cash equivalents	5,354	5,354	—	—	Market
Derivative assets	1	—	1	—	Market
Total	$673,200	$673,199	$1	$—

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2020

		Fair Value Measurements at December 31, 2019 Using Fair Value Hierarchy
	Fair Value as of 12/31/2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$140,882	$140,882	$—	$—	Market
Restricted cash and cash equivalents	14,561	14,561	—	—	Market
Derivative assets	115	—	115	—	Market
Total	$155,558	$155,443	$115	$—

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
For the three months ended March 31, 2020 and the year ended December 31, 2019, we had no transfers into or out of Level 3.
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
Aircraft Valuation
Transactional Impairments
In February 2020, the Company initiated a process to accept the redelivery of four Airbus A330-200 aircraft on lease to South African Airways prior to their scheduled lease expirations due to lessee default (the “South African Airways Transaction”). As a result, the Company recognized impairment charges of $62,657 and recorded $38,804 of maintenance revenue, $5,863 of lease rentals received in advance and $8,740 of security deposits into revenue during the first quarter of 2020.
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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2020

The carrying amounts and fair values of our financial instruments at March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020		December 31, 2019
	Carrying Amount of Liability	Fair Value of Liability	Carrying Amount of Liability	Fair Value of Liability
Credit Facilities	$650,000	$638,866	$150,000	$150,000
Unsecured Term Loan	215,000	208,597	215,000	215,000
ECA Financings	48,994	51,229	147,644	150,805
Bank Financings	959,772	953,451	993,593	1,010,482
Senior Notes	3,600,000	3,291,610	3,600,000	3,787,268

All of our financial instruments are classified as Level 2 with the exception of our Senior Notes, which are classified as Level 1.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2020

Note 3. Lease Rental Revenues and Flight Equipment Held for Lease
Minimum future annual lease rentals contracted to be received under our existing operating leases of flight equipment at March 31, 2020 were as follows:

Year Ending December 31,	Amount
Remainder of 2020	$551,433
2021	672,070
2022	592,544
2023	512,637
2024	401,032
Thereafter	476,472
Total	$3,206,188

Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended March 31,
Region	2020	2019
Asia and Pacific	42%	42%
Europe	25%	28%
Middle East and Africa	10%	11%
North America	10%	8%
South America	13%	11%

Total	100%	100%

The classification of regions in the table above and in the tables and discussion below is determined based on the principal location of the lessee of each aircraft.
The following table shows the number of lessees with lease rental revenue of at least 5% of total lease rental revenue and their combined total percentage of lease rental revenue for the periods indicated:

	Three Months Ended March 31,
	2020		2019
	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue
Largest lessees by lease rental revenue	3	20%	4	27%

The following table sets forth revenue attributable to individual countries representing at least 10% of Total revenue (including maintenance revenue) based on each lessee’s principal place of business for the periods indicated:

	Three Months Ended March 31,
	2020		2019
Country	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Indonesia(1)	$30,113	11%	$—	—%
South Africa(2)	57,336	20%	—	—%

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2020

_______________

(1)
For the three months ended March 31, 2020, total revenue attributable to Indonesia includes $14,987 from gain on sale of flight equipment related to the sale of aircraft. For the three months ended March 31, 2019, total revenue attributable to Indonesia was less than 10%.

(2)
For the three months ended March 31, 2020, total revenue attributable to South Africa included $38,804 of maintenance revenue, $5,863 of lease rentals received in advance and $8,740 of security deposits taken into revenue as a result of the South African Airways Transaction - see Note 2. For the three months ended March 31, 2019, total revenue attributable to South Africa was less than 10%.

Geographic concentration of net book value of flight equipment (including flight equipment held for lease and net investment in leases, or “net book value”) was as follows:

	March 31, 2020			December 31, 2019
Region	Number of Aircraft		Net Book Value %	Number of Aircraft		Net Book Value %
Asia and Pacific	89		37%	94		38%
Europe	100		27%	99		26%
Middle East and Africa	14		6%	16		7%
North America	40		13%	40		13%
South America	26		15%	26		15%
Off-lease	5	(1)	2%	3	(2)	1%
Total	274		100%	278		100%

_______________

(1)
Consisted of one Airbus A320-200 and one Airbus A330-200 aircraft, which are each scheduled to be delivered during the second quarter of 2020 to lessees in North America and Europe, respectively, and one Airbus A330-200 and two Boeing 737-800 aircraft, which we are marketing for lease or sale.

(2)
Consisted of one Airbus A320-200 aircraft, which was delivered on lease to a customer in Europe during the first quarter of 2020, one Airbus A330-200 aircraft, which is scheduled to be delivered to a customer in Europe in the second quarter of 2020, and one Boeing 737-800 aircraft, which was sold during the first quarter of 2020.

The following table sets forth net book value of flight equipment (includes net book value of flight equipment held for lease and net investment in leases) attributable to individual countries representing at least 10% of net book value of flight equipment based on each lessee’s principal place of business as of:

	March 31, 2020			December 31, 2019
Country	Net Book Value	Net Book Value %	Number of Lessees	Net Book Value	Net Book Value %	Number of Lessees
India	$914,581	12%	4	$924,190	12%	4

At March 31, 2020 and December 31, 2019, the amounts of lease incentive liabilities recorded in maintenance payments on our Consolidated Balance Sheets were $10,688 and $9,176, respectively.
Note 4. Net Investment in Leases
At March 31, 2020, and December 31, 2019, our net investment in leases consisted of 30 and 29 aircraft, respectively. The components of our net investment in leases at March 31, 2020, and December 31, 2019, were as follows:

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2020

	March 31, 2020	December 31, 2019
Lease receivable	$160,315	$164,816
Unguaranteed residual value of flight equipment	270,014	254,580
Net investment leases	430,329	419,396
Allowance for credit losses	(9,865)	—
Net investment in leases, net of allowance	$420,464	$419,396
The activity in the allowance for credit losses related to our net investment in leases for the three months ended March 31, 2020 is as follows:

Amount
Balance at December 31, 2019	$—
Adoption of accounting standard	6,270
Provision for credit losses	3,595

Balance at March 31, 2020	$9,865
At March 31, 2020, future lease payments on net investment in leases are as follows:

Year Ending December 31,	Amount
Remainder of 2020	$46,034
2021	44,415
2022	33,270
2023	28,523
2024	10,232
Thereafter	21,989
Total lease payments to be received	184,463
Present value of lease payments - lease receivable	(160,315)
Difference between undiscounted lease payments and lease receivable	$24,148

Note 5. Unconsolidated Equity Method Investments
We have a joint venture with Mizuho Leasing which has nine aircraft with a net book value of $324,456 at March 31, 2020.

Amount
Investment in joint ventures at December 31, 2019	$32,974
Earnings from joint venture, net of tax	714
Investment in joint venture at March 31, 2020	$33,688

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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2020

ECA Financings
Aircastle, through various subsidiaries, each of which is owned by a charitable trust (such entities, collectively the “Air Knight VIEs”), entered into six different twelve-year term loans supported by guarantees from Compagnie Française d'Assurance pour le Commerce Extérieur, (“COFACE”), which has subsequently been renamed “BPI France”, the French government sponsored export credit agency (“ECA”). We refer to these BPI France-supported financings as “ECA Financings.”
Aircastle is the primary beneficiary of the Air Knight VIEs, as we have the power to direct the activities of the VIEs that most significantly impact the economic performance of such VIEs and we bear the significant risk of loss and participate in gains through our net investment in leases. The activity that most significantly impacts the economic performance is the leasing of aircraft of which our wholly owned subsidiary is the servicer and is responsible for managing the relevant aircraft. There is a cross collateralization guarantee between the Air Knight VIEs. In addition, Aircastle guarantees the debt of the Air Knight VIEs.
The only assets that the Air Knight VIEs have on their books are net investments in leases that are eliminated in the consolidated financial statements. The related aircraft, with a net book value as of March 31, 2020 of $309,763, were included in our flight equipment held for lease. During February 2020, for four of the six aircraft owned by the Air Knight VIEs, we repaid the principal and accrued interest amounts outstanding under our ECA financings of $95,128 and incurred early extinguishment costs of $3,955. The consolidated debt outstanding, net of debt issuance costs, of the Air Knight VIEs as of March 31, 2020 is $48,283.
Note 7. Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured debt financings are as follows:

	At March 31, 2020				At December 31, 2019
Debt Obligation	Outstanding Borrowings	Number of Aircraft	Interest Rate	Final Stated Maturity	Outstanding Borrowings
Secured Debt Financings:
ECA Financings(1)	$48,994	2	3.49% to 3.96%	12/03/21 to 11/30/24	$147,644
Bank Financings(2)	959,772	34	2.96% to 4.55%	06/17/23 to 01/19/26	993,593
Less: Debt issuance costs and discounts	(9,657)	—			(11,892)
Total secured debt financings, net of debt issuance costs and discounts	999,109	36			1,129,345

Unsecured Debt Financings:
Senior Notes due 2020(3)	300,000		7.625%	04/15/20	300,000
Senior Notes due 2021	500,000		5.125%	03/15/21	500,000
Senior Notes due 2022	500,000		5.50%	02/15/22	500,000
Senior 5.00% Notes due 2023	500,000		5.00%	04/01/23	500,000
Senior 4.40% Notes due 2023	650,000		4.40%	09/25/23	650,000
Senior Notes due 2024	500,000		4.125%	05/01/24	500,000
Senior Notes due 2026	650,000		4.250%	06/15/26	650,000
Unsecured Term Loans	215,000		2.21%	03/07/22 to 03/07/24	215,000
Revolving Credit Facilities	650,000		2.24% to 2.46%	12/27/21 to 06/27/22	150,000
Less: Debt issuance costs and discounts	(29,893)				(32,509)
Total unsecured debt financings, net of debt issuance costs and discounts	4,435,107				3,932,491
Total secured and unsecured debt financings, net of debt issuance costs and discounts	$5,434,216				$5,061,836

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2020

(1)
The borrowings under these financings at March 31, 2020 have a weighted-average rate of interest of 3.61%. During February 2020, the Company repaid the principal amounts outstanding for four aircraft, which were not released as security for the loans as of March 31, 2020, due to the physical location of the aircraft - see Note 6.

(2)	The borrowings under these financings at March 31, 2020 have a weighted-average fixed rate of interest of 3.52%.

(3)	Repaid on April 15, 2020.
At March 31, 2020, we had $650,000 outstanding under our revolving credit facilities and had $450,000 available for borrowing.
As of March 31, 2020, we were in compliance with all applicable covenants in our financings.
Note 8. Shareholders' Equity and Share-Based Payment
On March 27, 2020, (the “Merger Date”), the total authorized share capital of the Company was $3,000,000, comprised of 250,000,000 common shares of $0.01 each and 50,000,000 preference shares of $0.01 each, and the issued share capital of the Company was $140.48 comprised of 14,048 common shares of $0.01 each.
In December 2019, the Company accelerated the vesting of certain restricted common share awards and the vesting and payment of certain Performance Share Units (“PSUs”) held by the Company’s executive officers, initially granted under the Aircastle Limited Amended and Restated 2014 Omnibus Incentive Plan. Share-based compensation expense of $2,683 related to restricted common shares and $12,466 related to PSUs represents the cost of this accelerated vesting from January 1, 2020 through the Merger Date.
As per the Merger Agreement, on the Merger Date, the Company paid $4,063 and $21,473 representing the payment for 126,971 unvested restricted common shares and 671,030 unvested PSUs, respectively. Concurrently, the Company received $25,536 from the Parent which was recorded as an additional paid-in-capital as of the Merger Date. The Company also repurchased 73,903 shares totaling $2,370 from our employees and directors to settle tax obligations related to share vesting.
During the three months ended March 31, 2020, the Company incurred share-based compensation expense of $4,197 and $19,381 related to remaining outstanding restricted common shares and remaining outstanding PSUs, respectively, that were accelerated and paid out (in the case of PSUs, at the maximum level of performance) in accordance with the Merger Agreement. No new share-based awards were granted under the Aircastle Limited Amended and Restated 2014 Omnibus Incentive Plan during the three months ended March 31, 2020.
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
The sources of income (loss) from continuing operations before income taxes and earnings (loss) of our unconsolidated equity method investments for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
U.S. operations	$4,905	$1,916
Non-U.S. operations	(39,691)	36,348
Income (loss) from continuing operations before income taxes and earnings (loss) of unconsolidated equity method investments	$(34,786)	$38,264

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2020

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
The consolidated income tax expense for the three months ended March 31, 2020 and 2019 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2020 and 2019, respectively.
The Company’s effective tax rate (“ETR”) for the three months ended March 31, 2020 was (0.4)%, compared to 8.1%, for the three months ended March 31, 2019. The first quarter of 2020 included discrete items totaling $3,023 in tax expense. Excluding these discrete tax items, the ETR would have been 8.3% for the three months ended March 31, 2020. Movements in the ETR are generally caused by changes in the proportion of the Company’s pre-tax earnings in taxable and non-tax jurisdictions. During the three months ended March 31, 2020, we incurred net impairment charges of $9,250 in a low-tax jurisdiction and a significant decrease in Bermuda income primarily related to Merger expenses of $32,210.
During the three months ended March 31, 2019, we reported a significant decrease in Bermuda income primarily relating to Avianca Brazil.
Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income (loss) from continuing operations consisted of the following:

	Three Months Ended March 31,
	2020	2019
Notional U.S. federal income tax expense (benefit) at the statutory rate	$(7,305)	$8,035
U.S. state and local income tax, net	1,589	209
Non-U.S. operations:
Bermuda	2,506	(5,138)
Ireland	(1,188)	509
Singapore	26	(2)
Other low tax jurisdictions	1,654	(852)
Non-deductible expenses in the U.S.	3,280	337
Other	(413)	—

Income tax provision	$149	$3,098
The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law on March 27, 2020. The CARES Act, among other things, includes provisions relating to net operating loss carrybacks, alternative minimum tax credit refunds, modification to the net interest expense deduction limitation and technical correction to the tax depreciation methods for qualified improvement property. While we continue to evaluate the potential application of the CARES Act provisions, the CARES Act did not materially impact the Company’s effective tax rate for the three months ended March 31, 2020.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2020

Note 10. Interest, Net
The following table shows the components of interest, net:

	Three Months Ended March 31,
	2020	2019
Interest on borrowings and other liabilities	$58,426	$60,279
Amortization of deferred losses related to interest rate derivatives	—	184
Amortization of deferred financing fees and debt discount	3,581	3,364
Interest expense	62,007	63,827
Less: Interest income	(500)	(364)

Interest, net	$61,507	$63,463

Note 11. Commitments and Contingencies
Rent expense, primarily for the corporate offices and sales and marketing offices, was $416 and $356 for the three months ended March 31, 2020 and 2019, respectively.
As of March 31, 2020, Aircastle is obligated under non-cancelable operating leases relating principally to office facilities in Stamford, Connecticut; Dublin, Ireland; and Singapore for future minimum lease payments as follows:

Year Ending December 31,	Amount
Remainder of 2020	$1,386
2021	1,883
2022	1,799
2023	1,693
2024	1,724
Thereafter	6,107
Total	$14,592

At March 31, 2020, we had commitments to acquire 27 aircraft for $1,019,710, including 25 Embraer E-Jet E2 aircraft.
Commitments, including $112,272 of remaining progress payments, contractual price escalations and other adjustments for these aircraft, at March 31, 2020, net of amounts already paid, are as follows:

Year Ending December 31,	Amount
Remainder of 2020	$125,800
2021	508,424
2022	192,507
2023	119,131
2024	73,848

Total	$1,019,710

As of May 8, 2020, we had commitments to acquire 27 aircraft for $1,019,710.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
March 31, 2020

Note 12. Other Assets
The following table describes the principal components of other assets on our Consolidated Balance Sheets as of:

	March 31, 2020	December 31, 2019
Deferred income tax asset	$833	$1,007
Lease incentives and lease premiums, net of amortization of $64,530 and $71,851, respectively	101,765	112,923
Flight equipment held for sale	326	333
Aircraft purchase deposits and Embraer E-2 progress payments	41,124	33,754
Right-of-use asset(1)	9,057	9,329
Deferred rent receivable	9,100	5,255
Other assets	49,713	38,608

Total other assets	$211,918	$201,209
______________

(1)	Net of lease incentives and tenant allowances.
Note 13. Accounts Payable, Accrued Expenses and Other Liabilities
The following table describes the principal components of accounts payable, accrued expenses and other liabilities recorded on our Consolidated Balance Sheets as of:

	March 31, 2020	December 31, 2019
Accounts payable, accrued expenses and other liabilities	$40,027	$47,228
Deferred income tax liability	71,297	64,674
Accrued interest payable	47,834	44,694
Lease liability	12,359	12,800
Lease discounts, net of amortization of $45,071 and $44,696, respectively	2,343	2,718

Total accounts payable, accrued expenses and other liabilities	$173,860	$172,114

Note 14. Subsequent Event
Subsequent to March 31, 2020, two of our customers entered judicial insolvency proceedings.  We lease two aircraft to each of these customers, comprising an aggregate of $127,713 of our flight equipment held for lease as of March 31, 2020. As of the date of this filing, our aircraft leases have been neither terminated nor rejected by the airlines. Accounts receivable from these customers as of March 31, 2020, is not material.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks, uncertainties and assumptions. You should read the following discussion in conjunction with our historical consolidated financial statements and the notes thereto appearing elsewhere in this report. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those described under “Risk Factors” and included in our Annual Report on Form 10-K for the year ended December 31, 2019, and in this report filed with the Securities and Exchange Commission (the “SEC”). Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and, unless otherwise indicated, the other financial information contained in this report has also been prepared in accordance with U.S. GAAP. Unless otherwise indicated, all references to “dollars” and “$” in this report are to, and all monetary amounts in this report are presented in, U.S. dollars.
All statements included or incorporated by reference in this Quarterly Report on Form 10-Q (this “report”), other than characterizations of historical fact, are forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not necessarily limited to, statements relating to our ability to acquire, sell, lease or finance aircraft, raise capital, pay dividends, and increase revenues, earnings, EBITDA and Adjusted EBITDA and the global aviation industry and aircraft leasing sector. Words such as “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “may,” “will,” “would,” “could,” “should,” “seeks,” “estimates” and variations on these words and similar expressions are intended to identify such forward-looking statements. These statements are based on our historical performance and that of our subsidiaries and on our current plans, estimates and expectations and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements; Aircastle can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any such forward-looking statements which are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. These risks or uncertainties include, but are not limited to, those described from time to time in Aircastle’s filings with the SEC and previously disclosed under “Risk Factors” in Part I - Item 1A of Aircastle’s 2019 Annual Report on Form 10-K and elsewhere in this report. In addition, new risks and uncertainties emerge from time to time, and it is not possible for Aircastle to predict or assess the impact of every factor that may cause its actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this report. Aircastle expressly disclaims any obligation to revise or update publicly any forward-looking statement to reflect future events or circumstances.
WEBSITE AND ACCESS TO THE COMPANY’S REPORTS
Statements and information concerning our status as a Passive Foreign Investment Company (“PFIC”) for U.S. taxpayers are available free of charge through our website at www.aircastle.com under “Investors — Tax Information (PFIC).”
The information on the Company’s Internet website is not part of, nor incorporated by reference, into this report, or any other report we file with, or furnish to, the SEC.

OVERVIEW
Aircastle acquires, leases, and sells commercial jet aircraft to airlines throughout the world. As of March 31, 2020, we owned and managed on behalf of our joint ventures 283 aircraft leased to 84 lessees located in 46 countries. Our aircraft are managed by an experienced team based in the United States, Ireland and Singapore. Our aircraft are subject to net leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs. In many cases we are, however, obligated to pay a specified portion of maintenance or modification costs. As of March 31, 2020, the net book value (including flight equipment held for lease and net investment in leases, or “net book value”) was $7.56 billion compared to $7.79 billion at December 31, 2019. Our revenues and net loss for the three months ended March 31, 2020 were $282.5 million and $34.2 million, respectively.
On March 27, 2020, the Company successfully completed its merger (the “Merger”) with MM Air Merger Sub Limited, a Bermuda exempted company (“Merger Sub”), pursuant to the Agreement and Plan of Merger, dated as of November 5, 2019 (the “Merger Agreement”), by and among the Company, MM Air Limited, a Bermuda exempted company (“Parent”), and Merger Sub. As a result of the Merger, Aircastle’s shareholders (other than Marubeni Corporation and its affiliates) received cash consideration of $32.00 per common share and the Company is now controlled by affiliates of Marubeni Corporation and Mizuho Leasing Company, Limited (“Mizuho Leasing”). The Merger is not expected to result in any change of the Company’s business strategy and we believe the Company will benefit by having stable investors with a long-term investment horizon. We also may benefit by being affiliated with Mizuho Leasing, part of the Mizuho Financial Group, one of the largest Japanese financial institutions.
Growth in commercial air traffic is broadly correlated with world economic activity. In recent years commercial air traffic growth has expanded at a rate 1.5 to 2 times that of global GDP growth. The expansion of air travel has driven the growth in the world aircraft fleet. There are currently approximately 22,000 commercial mainline passenger and freighter aircraft globally. In a normal economic environment, we would expect this fleet to continue expanding at a three to four percent average annual rate. Aircraft leasing companies currently own approximately 45% of the world’s commercial jet aircraft.
The COVID-19 virus has had an unprecedented negative impact on the global economy, and in particular on the aviation sector. There has been a dramatic slowdown in air traffic, with many markets in near complete shutdown. According to IATA air travel is down to approximately 20% of normal levels and a recovery to pre-pandemic levels is not expected for several years. Substantially all of the world’s airlines are experiencing financial difficulties and liquidity challenges. While we believe the long-term demand for air travel will return to historical trends over time, the near-term impacts of the COVID-19 virus’ economic shock are material; the extent and duration of which cannot currently be determined.
Airlines have been seeking to preserve liquidity through a combination of requesting government support, raising debt and equity, delaying or canceling new aircraft orders, furloughing employees, as well as requesting deferrals from lessors. We have agreed to defer near-term lease payments with certain of our airline customers, which they are obliged to repay over time. As of May 7, 2020, we have agreed to defer approximately $70.0 million in near-term lease payments with 35 airlines, including $18.5 million that appear in our Consolidated Balance Sheet as components of Accounts receivable, Net investment in leases, or Other assets as of March 31, 2020. If air traffic remains depressed over an extended period and if our customers are unable to obtain sufficient funds from private, governmental or other sources, we may need to extend further deferrals to some of our other customers or to extend the deferrals we have already made. We may ultimately not be able to collect all the amounts we have deferred.
Subsequent to March 31, 2020, two of our customers entered judicial insolvency proceedings.  We lease two aircraft to each of these customers, comprising an aggregate of $127.7 million of our flight equipment held for lease as of March 31, 2020. As of the date of this filing, our aircraft leases have been neither terminated nor rejected by the airlines. Accounts receivable from these customers as of March 31, 2020, is not material.
We believe we have sufficient liquidity to meet all of our contractual obligations over the next twelve months. We have $1.1 billion of liquidity from cash on hand, working capital and/or available credit lines. We believe that our long-standing business strategy of maintaining conservative leverage, limiting long-term financial commitments and focusing our portfolio on more liquid narrow-body aircraft will enable us to manage through the COVID-19 crisis. Our portfolio of mainly mid-life, narrow-body aircraft should remain attractive relative to new technology aircraft due to their lower capital costs in an environment of tight airline margins and low fuel prices.
We believe our platform and personnel position us to effectively manage through the COVID-19 crisis and will able us to take advantage of new investment opportunities when they arise. Our Company employs a team of experienced senior professional with extensive industry and financial experience. Our leadership team members have an average of more than 30 years of relevant industry experience, including managing through prior downturns in the aviation industry, like the 2008 Global Financial Crisis and the September 11, 2001 terror attacks.
Our business approach will be to remain differentiated from those of other large leasing companies. Our investment strategy is to seek out the best risk-adjusted return opportunities across the commercial jet market, so the volume and types of assets we buy will vary over time with market conditions. We plan to grow our business and profits over the long-term while maintaining a conservative, flexible capital structure. We prefer to have capital resources available to capture investment opportunities that arise in the context of changing market circumstances. As such, we limit large, long-term capital commitments and are less reliant on orders for new aircraft from aircraft manufacturers as a source of new investments than many of our competitors.
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
As a result of the COVID-19 pandemic, the Company has provided lease concessions to certain customers in the form of lease rental deferrals. While these deferral arrangements affect the timing of lease rental payments, the total amount of lease rental payments required over the lease is generally the same as that which was required under the original lease agreement. We account for the deferrals as if no modifications to the lease agreements were made, and record the deferred rentals as a receivable within Other assets in our consolidated balance sheet. We continue to recognize lease rental revenue for such receivables, to the extent collectability is probable. When collectability is not probable, the customer is placed on non-accrual status, and revenue is recognized when cash payments are received.
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
2020 Lease Expirations and Lease Placements
At March 31, 2020, the Company had five off-lease aircraft and twenty aircraft with scheduled lease expirations in 2020. As of May 8, 2020, of these 25 aircraft, we have thirteen aircraft, which account for less than 5% of our net book value at March 31, 2020, still to be placed or sold.
2021-2024 Lease Expirations and Lease Placements
Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in the period 2021-2024, representing the percentage of our net book value of flight equipment (including flight equipment held for lease and net investment in leases) at March 31, 2020, specified below:

•	2021: 15 aircraft, representing 4%;

•	2022: 28 aircraft, representing 9%;

•	2023: 33 aircraft, representing 10%; and

•	2024: 54 aircraft, representing 21%.
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
The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law on March 27, 2020. The CARES Act, among other things, includes provisions relating to net operating loss carrybacks, alternative minimum tax credit refunds, modification to the net interest expense deduction limitation and technical correction to the tax depreciation methods for qualified improvement property. While we continue to evaluate the potential application of the CARES Act provisions, the CARES Act did not materially impact the Company’s effective tax rate for the three months ended March 31, 2020.
Acquisitions and Sales
During the first three months of 2020, we acquired four aircraft for $82.3 million. As of May 8, 2020, we have not acquired any additional aircraft. At March 31, 2020, we had commitments to acquire 27 additional aircraft for $1.02 billion, including the acquisition of 25 new E-Jet E2 aircraft from Embraer, and we are in the process of documenting deferring our first E Jet E-2 delivery scheduled for the third quarter of 2020. Of this amount, approximately $125.8 million represents commitments for the remainder of 2020. As of May 8, 2020, we have commitments to acquire 27 aircraft for $1.02 billion.
During the first three months of 2020, we sold eight aircraft for net proceeds of $150.0 million, and recognized net gains on sales of $27.0 million. As of May 8, 2020, we have not sold any additional aircraft.
The following table sets forth certain information with respect to the aircraft owned by us as of March 31, 2020:
AIRCASTLE AIRCRAFT INFORMATION (dollars in millions)

Owned Aircraft	As of March31, 2020(1)	As of March 31, 2019(1)
Net Book Value of Flight Equipment	$7,565	$7,645
Net Book Value of Unencumbered Flight Equipment	$5,831	$6,298
Number of Aircraft	274	259
Number of Unencumbered Aircraft	234	228
Number of Lessees	84	86
Number of Countries	46	47
Weighted Average Age (years)(2)	10.1	9.4
Weighted Average Remaining Lease Term (years)(2)	4.7	4.5
Weighted Average Fleet Utilization during the three months ended March 31, 2020 and 2019(3)	98.9%	93.7%

Managed Aircraft on behalf of Joint Venture
Net Book Value of Flight Equipment	$324	$686
Number of Aircraft	9	15

(1)	Calculated using net book value at period end.

(2)	Weighted by net book value.

(3)
Aircraft on-lease days as a percent of total days in period weighted by net book value. The decrease from our historical utilization rate for the three months ended March 31, 2019, was due to the early termination of the leases for eleven aircraft from Avianca Brazil and seven aircraft from Jet Airways.

(4)
Lease rental revenue, interest income and cash collections on our net investment in leases for the period as a percent of the average net book value for the period; quarterly information is annualized. The decrease from our historical portfolio yield for the three months ended March 31, 2019, was due to the early termination of the leases for eleven aircraft from Avianca Brazil and seven aircraft from Jet Airways. The calculation of portfolio yield includes our net investment in leases in the average net book value, and the interest income and cash collections from our net investment in lease rentals.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of March 31, 2020			Owned Aircraft as of March 31, 2019
	Number of Aircraft		% of Net Book Value(1)	Number of Aircraft		% of Net Book Value(1)
Aircraft Type
Passenger:
Narrow-body	246		75%	229		73%
Wide-body	24		21%	26		23%
Total Passenger	270		96%	255		96%
Freighter	4		4%	4		4%
Total	274		100%	259		100%

Manufacturer
Airbus	186		68%	159		59%
Boeing	83		30%	95		40%
Embraer	5		2%	5		1%
Total	274		100%	259		100%

Regional Diversification
Asia and Pacific	89		37%	85		37%
Europe	100		27%	94		29%
Middle East and Africa	14		6%	17		8%
North America	40		13%	35		9%
South America	26		15%	16		10%
Off-lease	5	(2)	2%	12	(3)	7%

Total	274		100%	259		100%

(1)	Calculated using net book value at period end.

(2)
Consisted of one Airbus A320-200 and one Airbus A330-200 aircraft, which are each scheduled to be delivered during the second quarter of 2020 to lessees in North America and Europe, respectively, and one Airbus A330-200 and two Boeing 737-800 aircraft, which we are marketing for lease or sale.

(3)
Consisted of ten Airbus A320-200 aircraft, which were delivered on lease to a customer in South America during the second and third quarters of 2019, and two Airbus A330-200 aircraft, one of which was delivered on lease to a customer in South America during the third quarter of 2019 and one of which will be delivered to a customer in Europe during the second quarter of 2020.

Our top ten customers with respect to aircraft we owned as of March 31, 2020, representing 112 aircraft and 42.4% of the net book value, are as follows:

Customer	Percent of Net Book Value	Country	Number of Aircraft
LATAM	9.1%	Chile	13
IndiGo	8.4%	India	16
easyJet	5.0%	United Kingdom	30
Iberia	3.6%	Spain	15
Air Canada	3.6%	Canada	6
Aerolineas Argentinas	2.8%	Argentina	5
Interjet	2.6%	Mexico	11
American Airlines	2.6%	United States	7
AirBridgeCargo(1)	2.4%	Russia	2
Jeju Air	2.3%	South Korea	7

Total top ten customers			112
All other customers			162

Total all customers			274

(1) Guaranteed by Volga-Dnepr Airlines. We have one additional aircraft on lease with an affiliate.
Finance
We operate in a capital intensive industry and have a demonstrated track record of raising substantial amounts of capital over the last fifteen years. Since our inception in late 2004, we have raised $1.69 billion in equity capital from private and public investors. We also raised $17.55 billion in debt capital from a variety of sources including export credit agency-backed debt, commercial bank debt, the aircraft securitization markets and the unsecured bond market. The diversity and global nature of our financing sources demonstrates our ability to adapt to changing market conditions and seize new growth opportunities.
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
See “Liquidity and Capital Resources — Secured Debt Financings” and “Liquidity and Capital Resources — Unsecured Debt Financings” below.

RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2020 to the three months ended March 31, 2019:

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Revenues:
Lease rental revenue	$198,920	$181,234
Direct financing and sales-type lease revenue	6,766	8,443
Amortization of lease premiums, discounts and incentives	(5,696)	(5,711)
Maintenance revenue	46,552	16,401
Total lease revenue	246,542	200,367
Gain on sale of flight equipment	27,049	12,002
Other revenue	8,907	1,558
Total revenues	282,498	213,927
Operating expenses:
Depreciation	89,705	84,735
Interest, net	61,507	63,463
Selling, general and administrative	62,382	18,000
Impairment of flight equipment	62,657	—
Maintenance and other costs	4,756	7,404
Total operating expenses	281,007	173,602

Other expense:
Loss on extinguishment of debt	(3,955)	—
Merger expenses	(32,210)	—
Other	(112)	(2,061)
Total other expense	(36,277)	(2,061)

Income (loss) from continuing operations before income taxes and earnings (loss) of unconsolidated equity method investments	(34,786)	38,264
Income tax provision	149	3,098
Earnings (loss) of unconsolidated equity method investments, net of tax	714	(356)
Net income (loss)	$(34,221)	$34,810
Revenues
Total revenues increased by $68.6 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019.
Lease rental revenue. The increase in lease rental revenue of $17.7 million for the three months ended March 31, 2020, as compared to the same period in 2019, was primarily the result of:

•	a $29.7 million increase in revenue, reflecting the impact of 52 aircraft purchased since January 1, 2019; and

•	a $2.6 million increase due to lease extensions, amendments, transitions and other changes.
This increase was partially offset by a $14.6 million decrease due to the sale of 22 aircraft since January 1, 2019.
Direct financing and sales-type lease revenue. For the three months ended March 31, 2020, $6.8 million of interest income from direct financing and sales-type leases was recognized, as compared to $8.4 million recorded for the same period in 2019, primarily attributable to the sale of two aircraft subject to direct financing and sales-type leases during the fourth quarter of 2019.

Amortization of lease premiums, discounts and lease incentives consisted of the following:

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Amortization of lease premiums	$(3,529)	$(4,037)
Amortization of lease discounts	375	1,426
Amortization of lease incentives	(2,542)	(3,100)

Amortization of lease premiums, discounts and incentives	$(5,696)	$(5,711)
Maintenance revenue. For the three months ended March 31, 2020, we recorded $46.6 million of maintenance revenue, of which $38.8 million related to four Airbus A330-200 aircraft on lease with South African Airways for which the Company initiated a process to accept early redelivery of the aircraft due to lessee default - see “Summary of Recoverability Assessment and Other Impairments” below. We also recorded maintenance revenue related to the scheduled lease expirations of three narrow-body aircraft during the three months ended March 31, 2020. For the same period in 2019, we recorded $16.4 million maintenance revenue, primarily due to the transition of one narrow-body aircraft and two wide-body aircraft, in addition to cash maintenance revenue received for ten narrow-body aircraft.
Gain on sale of flight equipment increased by $15.0 million to $27.0 million for the three months ended March 31, 2020, as compared to gains of $12.0 million for the same period in 2019. During the first quarter of 2020, we sold eight aircraft, including the receipt of insurance proceeds for one aircraft, as compared to the sale four aircraft during the first quarter of 2019.
Other revenue increased by $7.3 million to $8.9 million for the three months ended March 31, 2020, as compared to $1.6 million for the same period in 2019, primarily due to $8.7 million of security deposits recognized into revenue related to the South African Airways Transaction, partially offset by lower service fees of $1.3 million primarily related to the liquidation of our joint venture with an affiliate of the Ontario Teachers’ Pension Plan.
Operating expenses
Total operating expenses increased by $107.4 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019.
Depreciation expense increased by $5.0 million for the three months ended March 31, 2020 as compared to the same period in 2019. The increase is primarily the result of higher depreciation of $11.4 million due to 52 aircraft acquired since January 1, 2019, partially offset by a decrease of $6.6 million resulting from 24 aircraft sold since January 1, 2019.
Interest, net consisted of the following:

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Interest on borrowings and other liabilities	$58,426	$60,279
Amortization of deferred losses related to interest rate derivatives	—	184
Amortization of deferred financing fees and debt discount	3,581	3,364
Interest expense	62,007	63,827
Less: Interest income	(500)	(364)

Interest, net	$61,507	$63,463
Interest, net decreased by $2.0 million as compared to the three months ended March 31, 2019, primarily as a result of lower weighted average interest rates, partially offset by higher weighted average debt outstanding.
Selling, general and administrative expenses for the three months ended March 31, 2020 increased $44.4 million as compared to the same period in 2019, primarily attributable to share-based compensation expense of $38.7 million recognized as a result of the Merger and a provision for credit losses of $3.6 million related to the change in our allowance for credit losses since the adoption of ASC 326 on January 1, 2020.
Impairment of aircraft. We recorded impairment charges of $62.7 million during the three months ended March 31, 2020 related to four Airbus A330-200 aircraft on lease to South African Airways. See “Summary of Recoverability Assessment and Other Impairments” below for a detailed discussion of impairment charges related to certain aircraft. No impairments were recorded during the three months ended March 31, 2019.
Maintenance and other costs were $4.8 million for the three months ended March 31, 2020, a decrease of $2.6 million compared to the same period in 2019. The three months ended March 31, 2019 included higher than projected lessor contributions towards the cost of maintenance events for aircraft acquired with attached leases and costs for scheduled transitions.
Other expense
Total other expense increased by $34.2 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The increase was primarily attributable to $32.2 million of legal and banking expenses related to the Merger and a $4.0 million loss on extinguishment of debt due to the early repayment of secured debt for five aircraft, partially offset by favorable mark-to-market adjustments on our interest rate caps of $2.0 million.
Income tax provision
Our provision for income taxes for the three months ended March 31, 2020 and 2019 was $0.1 million and $3.1 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland and the United States. The decrease in our income tax provision of $2.9 million for the three months ended March 31, 2020, as compared to the same period in 2019, was primarily attributable to changes in operating income subject to tax in Ireland, the United States and other jurisdictions. The three months ended March 31, 2020, included net impairment charges of $9.3 million in a low-tax jurisdiction and a significant decrease in Bermuda income, primarily related to Merger expenses of $32.2 million. The three months ended March 31, 2020, also included discrete items totaling $3.0 million in tax expense. During the three months ended March 31, 2019, we reported a significant decrease in Bermuda income primarily relating to Avianca Brazil.
Summary of Recoverability Assessment and Other Impairments
Transactional Impairments
In February 2020, the Company initiated a process to accept the redelivery of four Airbus A330-200 aircraft on lease to South African Airways prior to their scheduled lease expirations due to lessee default. As a result, the Company recognized impairment charges of $62.7 million and recorded $38.8 million of maintenance revenue, $5.9 million of lease rentals received in advance and $8.7 million of security deposits into revenue during the first quarter of 2020.
Aircraft Monitoring List
We monitor our fleet for aircraft that are more susceptible to failing our recoverability assessments within one year due to their sensitivity to changes in contractual cash flows, future cash flow estimates, and aircraft residual or scrap values. The COVID-19 virus has had an unprecedented negative impact on the global economy, and in particular the aviation sector. The extent and duration of the impact of the virus on air traffic, lease rental rates, and aircraft valuations is currently indeterminable. We will perform our annual recoverability assessment of our aircraft in the second quarter of 2020, and will have a particular focus on aircraft with near-term lease expirations and certain aircraft variants that are more susceptible to the impact of COVID-19 and value deteriorations.

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
LIQUIDITY AND CAPITAL RESOURCES
Our business is very capital intensive, requiring significant investments in order to expand our fleet and to maintain and improve our existing portfolio. Our operations generate a significant amount of cash, primarily from lease rentals and maintenance collections. We have also met our liquidity and capital resource needs by utilizing several sources over time, including:

•	various forms of borrowing secured by our aircraft, including bank term facilities, limited recourse securitization financings, and ECA-backed financings for new aircraft acquisitions;

•	unsecured indebtedness, including our current unsecured revolving credit facilities, term loan and senior notes;

•	asset sales; and

•	contributions from our shareholders.
Going forward, we expect to continue to seek liquidity from these sources and other sources, subject to pricing and conditions we consider satisfactory.
During the first three months of 2020, we met our liquidity and capital resource needs with $69.2 million of cash flow from operations, $650.0 million from our revolving credit facilities and $150.0 million of cash from aircraft sales.
As of March 31, 2020, the weighted-average maturity of our secured and unsecured debt financings was 3.1 years and we were in compliance with all applicable covenants.
We have agreed to defer some near-term lease payments with certain of our airline customers. As of May 7, 2020, we have agreed to defer approximately $70.0 million in near-term lease payments with 35 airlines, which these airline customers have agreed to repay over time. If air traffic remains depressed over an extended period and if our customers are unable to obtain sufficient funds from private, government or other sources, we may need to extend further deferrals to some of our other customers or to extend the deferrals we have already made. We may ultimately be unable to collect all the amounts we have deferred.
We believe we have sufficient liquidity to meet all of our contractual obligations over the next twelve months and have $1.1 billion of liquidity from cash on hand, working capital and/or available credit lines. In addition, we believe payments received from lessees and other funds generated from operations, unsecured bond offerings, secured borrowings for aircraft, borrowings under our revolving credit facilities and other borrowings and proceeds from future aircraft sales will be sufficient to satisfy our liquidity and capital resource needs over the next twelve months. Our liquidity and capital resource needs include payments due under our aircraft purchase obligations, required principal and interest payments under our long-term debt facilities, expected capital expenditures, lessee maintenance payment reimbursements and lease incentive payments over the next twelve months.

Cash Flows

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Net cash flow provided by operating activities	$69,217	$106,360
Net cash flow provided by (used in) investing activities	92,404	(286,246)
Net cash flow provided by financing activities	356,135	120,241
Operating Activities:
Cash flow provided by operations was $69.2 million and $106.4 million for the three months ended March 31, 2020 and 2019, respectively. The decrease in cash flow provided by operations of $37.1 million for the three months ended March 31, 2020 versus the same period in 2019 was primarily a result of $35.6 million of cash paid for Merger expenses and an $8.4 million increase in cash paid for selling, general and administrative expenses.
These outflows were offset by a $6.1 million increase in cash received from maintenance revenue.
Investing Activities:
Cash flow provided by investing activities was $92.4 million and cash flow used in investing activities was $286.2 million for the three months ended March 31, 2020 and 2019, respectively. The increase in cash flow provided by investing activities of $378.7 million for the three months ended March 31, 2020 versus the same period in 2019 was primarily a result of a $306.7 million decrease in the acquisition and improvement of flight equipment and a $93.7 million increase in aircraft proceeds from the sale of flight equipment.
These inflows were offset by a $28.1 million increase in aircraft purchase deposits and progress payments, net of returned deposits.
Financing Activities:
Cash flow provided by financing activities was $356.1 million and $120.2 million for the three months ended March 31, 2020 and 2019, respectively. The increase in cash flow provided by financing activities of $235.9 million for the three months ended March 31, 2020 versus the same period in 2019 was primarily a result of a $435.0 million increase in proceeds from secured and unsecured financings.
These inflows were offset by a $206.3 million increase in secured and unsecured debt financing repayments.

Debt Obligations
For complete information on our debt obligations, please refer to Note 7 - “Secured and Unsecured Debt Financings” in the Notes to Unaudited Consolidated Financial Statements above.
Contractual Obligations
Our contractual obligations consist of principal and interest payments on debt financings, aircraft acquisitions and rent payments related to our office leases. Total contractual obligations increased to $7.25 billion at March 31, 2020 from $7.03 billion at December 31, 2019, primarily due to an increase in borrowings under our revolving credit facilities, partially offset by a decrease in aircraft purchase obligations.
The following table presents our actual contractual obligations and their payment due dates as of March 31, 2020:

	Payments Due by Period as of March 31, 2020
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	More than 5 years
	(Dollars in thousands)
Principal payments:
Senior Notes due 2020 - 2026	$3,600,000	$800,000	$500,000	$1,650,000	$650,000
DBJ Term Loan	215,000	—	60,000	155,000	—
Revolving Credit Facilities	650,000	—	650,000	—	—
ECA Financings	48,994	14,399	20,664	13,931	—
Bank Financings	959,772	89,156	183,502	648,533	38,581
Total principal payments	5,473,766	903,555	1,414,166	2,467,464	688,581

Interest payments on debt obligations(1)	741,693	234,250	317,388	147,989	42,066
Office leases(2)	14,592	1,860	3,629	3,432	5,671
Purchase obligations(3)	1,019,710	246,460	621,338	151,912	—

Total	$7,249,761	$1,386,125	$2,356,521	$2,770,797	$736,318

(1)	Future interest payments on variable rate, LIBOR-based debt obligations are estimated using the interest rate in effect at March 31, 2020.

(2)	Represents contractual payment obligations for our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.

(3)
At March 31, 2020, we had commitments to acquire 27 aircraft for $1.02 billion, including 25 new E-Jet E2 aircraft from Embraer S.A. These amounts include estimates for pre-delivery deposits, contractual price escalation and other adjustments. As of May 8, 2020, we have commitments to acquire 27 aircraft for $1.02 billion.

Capital Expenditures
From time to time, we make capital expenditures to maintain or improve our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the three months ended March 31, 2020 and 2019, we incurred a total of $10.1 million and $7.9 million, respectively, of capital expenditures (including lease incentives) related to the improvement of aircraft.
As of March 31, 2020, the weighted average age by net book value of our aircraft was approximately 10.1 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Our lease agreements call for the lessee to be primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft, such as lessee default, or a lessee fails to meet its maintenance obligations under the lease agreement. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.

Actual maintenance payments to us by lessees in the future may be less than projected as a result of a number of factors, including defaults by the lessees. Maintenance reserves may not cover the entire amount of actual maintenance expenses incurred and, where these expenses are not otherwise covered by the lessees, there can be no assurance that our operational cash flow and maintenance reserves will be sufficient to fund maintenance requirements, particularly as our aircraft age. See Item 1A. “Risk Factors - Risks Related to Our Business - Risks related to our leases - If lessees are unable to fund their maintenance obligations on our aircraft, we may incur increased costs at the conclusion of the applicable lease” in our 2019 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We entered into a joint venture arrangement in order to help expand our base of new business opportunities. This joint venture does not qualify for consolidated accounting treatment. The assets and liabilities of this entity is not included in our Consolidated Balance Sheets and we record our net investment under the equity method of accounting. See Note 5 - “Unconsolidated Equity Method Investments” in the Notes to Unaudited Consolidated Financial Statements above.
We hold a 25% equity interest in our joint venture with Mizuho Leasing and as of March 31, 2020, the net book value of its nine aircraft was $324.5 million.
Foreign Currency Risk and Foreign Operations
At March 31, 2020, all of our leases are payable to us in U.S. dollars. However, we incur Euro and Singapore dollar-denominated expenses in connection with our subsidiaries in Ireland and Singapore. For the three months ended March 31, 2020, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated approximately $7.6 million in U.S. dollar equivalents and represented approximately 12% of total selling, general and administrative expenses (or 18% when excluding share-based compensation expense, of which a large portion relates to employees domiciled in the U.S.). Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, our international operations and our exposure to foreign currency risk will likely increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases, we may enter into hedging transactions in the future to mitigate this risk. For the three months ended March 31, 2020 and 2019, we incurred insignificant net gains and losses on foreign currency transactions.
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
The table below shows the reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Net income (loss)	$(34,221)	$34,810
Depreciation	89,705	84,735
Amortization of lease premiums, discounts and incentives	5,696	5,711
Interest, net	61,507	63,463
Income tax provision	149	3,098
EBITDA	122,836	191,817
Adjustments:
Impairment of flight equipment	62,657	—
Equity share of joint venture impairment	—	2,724
Loss on extinguishment of debt	3,955	—
Non-cash share-based payment expense	38,727	2,726
Merger related expenses(1)	34,770	—
Loss on mark-to-market of interest rate derivative contracts	114	2,080

Adjusted EBITDA	$263,059	$199,347
______________
(1) Included $32.2 million in Other expense and $2.6 million in Selling, general and administrative expenses.
Limitations of EBITDA and Adjusted EBITDA
An investor or potential investor may find EBITDA and Adjusted EBITDA important measures in evaluating our performance, results of operations and financial position. We use these non-U.S. GAAP measures to supplement our U.S. GAAP results in order to provide a more complete understanding of the factors and trends affecting our business.
EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be viewed in isolation or as substitutes for U.S. GAAP measures of earnings (loss). Material limitations in making the adjustments to our earnings (loss) to calculate EBITDA and Adjusted EBITDA, and using these non-U.S. GAAP measures as compared to U.S. GAAP net income (loss), income (loss) from continuing operations and cash flows provided by or used in operations, include:

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
EBITDA and Adjusted EBITDA are not alternatives to net income (loss), income (loss) from operations or cash flows provided by or used in operations as calculated and presented in accordance with U.S. GAAP. You should not rely on these non-U.S. GAAP measures as a substitute for any such U.S. GAAP financial measure. We strongly urge you to review the reconciliations to U.S. GAAP net income (loss), along with our consolidated financial statements included elsewhere in this report. We also strongly urge you to not rely on any single financial measure to evaluate our business. In addition, because EBITDA and Adjusted EBITDA are not measures of financial performance under U.S. GAAP and are susceptible to varying calculations, EBITDA and Adjusted EBITDA as presented in this report, may differ from and may not be comparable to similarly titled measures used by other companies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. These risks are highly sensitive to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates. Our primary interest rate exposures relate to our lease agreements, floating rate debt obligations and interest rate derivatives. Rent payments under our aircraft lease agreements typically do not vary during the term of the lease according to changes in interest rates. However, our borrowing agreements generally require payments based on a variable interest rate index, such as LIBOR. Therefore, to the extent our borrowing costs are not fixed, increases in interest rates may reduce our net income by increasing the cost of our debt without any corresponding increase in rents or cash flow from our securities. In the event that LIBOR is no longer available or in certain other circumstances as described in the borrowing agreements, the applicable borrowing agreements provide a mechanism for determining an alternative rate of interest. There is no assurance that any such alternative, successor or replacement reference rate will be similar to, or produce the same value or economic equivalence of, LIBOR.
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
A hypothetical 100-basis point increase/decrease in interest rates on our leases subject to variable rental rates would increase/decrease the minimum contracted rentals in our portfolio as of March 31, 2020 by $4.0 million and $2.5 million, respectively, over the next twelve months. As of March 31, 2020, a hypothetical 100-basis point increase/decrease in interest rates on our variable rate borrowings would result in an interest expense increase/decrease of $10.6 million and $9.7 million, respectively, net of amounts received from our interest rate derivatives, over the next twelve months. We have an interest rate cap to hedge a portion of our floating rate interest exposure which is set at 2% and has a current notional balance of $240.0 million and reduces over time to $215.0 million. The cap matures in September 2021.

ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2020. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to COVID-19. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
As of the date hereof, Aircastle is aware of seven lawsuits that have been filed by purported Aircastle shareholders against Aircastle and its directors and certain of its officers, challenging the Merger. On December 18, 2019, a purported shareholder of Aircastle filed a lawsuit against Aircastle and its directors and certain of its officers in the United States District Court for the Southern District of New York, captioned David Younge v. Aircastle Limited, et al., Case No. 1:19-cv-11574 (the “Younge Action”). Also on December 18, 2019, a purported shareholder of Aircastle filed a putative class action lawsuit against Aircastle and its directors in the United States District Court for the District of Delaware, captioned Jordan Rosenblatt v. Aircastle Limited, et al., Case No. 1:19-cv-02295 (the “Rosenblatt Action”). On January 3, 2020, a purported shareholder of Aircastle filed a lawsuit against Aircastle and its directors in the United States District Court for the District of Connecticut, captioned Ruda Anderson v. Aircastle Limited, et al., Case No. 3:20-cv-00017 (the “Anderson Action”). On January 21, 2020, a purported shareholder of Aircastle filed a lawsuit against Aircastle and its directors in the United States District Court for the Eastern District of New York, captioned Sherie Johnson v. Aircastle Limited, et al., Case No. 1:20-cv-00334 (the “Johnson Action”). On January 28, 2020, a purported shareholder of Aircastle filed a lawsuit against Aircastle and its directors in the United States District Court for the Southern District of New York, captioned Howard Shoemaker v. Aircastle Limited, et al., Case No. 1:20-cv-00746 (the “Shoemaker Action”). On February 14, 2020, a purported shareholder of Aircastle filed a lawsuit against Aircastle and its directors in the United States District Court for the Southern District of New York, captioned Marc Podems v. Aircastle Limited, et al., 1:20-cv-01319 (the “Podems Action”). These six complaints are collectively referred to as the Federal Actions. The Federal Actions allege that, among other things, the defendants violated Sections 14(a) and 20(a) of the Exchange Act and Exchange Act Rule 14d- 9 by omitting or misrepresenting certain allegedly material information in the proxy statement. The Federal Actions seek, among other things: (i) injunctive relief preventing the consummation of the proposed transaction; (ii) rescissory damages or rescission in the event the proposed transaction is consummated; and (iii) plaintiffs’ attorneys’ and experts’ fees.
On January 2, 2020, a purported shareholder of Aircastle filed a putative class action lawsuit against Aircastle and its directors in the Superior Court of Connecticut, Judicial District of Stamford-Norwalk, captioned Daniel Hotop v. Aircastle Limited, et al., Case No. FST-CV20-6045115 (the “Hotop Action”). The Hotop Action alleges that the directors breached their fiduciary duties by: (i) entering into the proposed transaction through a flawed process; (ii) accepting an unfair price; and (iii) filing a materially deficient proxy statement. The Hotop Action seeks, among other things: (a) injunctive relief preventing the consummation of the proposed transaction; (b) rescissory damages or rescission in the event the proposed transaction is consummated; (c) declaratory relief that the Merger Agreement is unenforceable; (d) a judgment directing Aircastle to commence a new sale process; (e) damages; and (f) plaintiff’s attorneys’ and experts’ fees. The complaint in the Hotop Action was voluntarily withdrawn on April 29, 2020.
All of the Federal Actions have been voluntarily dismissed. The complaint in the Younge Action was voluntarily dismissed on February 26, 2020. The complaint in the Rosenblatt Action was voluntarily dismissed on March 24, 2020. The complaint in the Anderson Action was voluntarily dismissed on March 9, 2020. The complaint in the Johnson Action was voluntarily dismissed on April 1, 2020. The complaint in the Podems Action was voluntarily dismissed on May 8, 2020. The complaint in the Shoemaker Action was voluntarily dismissed on May 12, 2020.
Other potential plaintiffs may also file additional lawsuits challenging the Merger. The outcome of the Shoemaker Action and any additional future litigation is uncertain. Such litigation, if not resolved, could result in substantial costs to the Company, including any costs associated with the indemnification of directors and officers. The defense or settlement of any lawsuit or claim in connection with the Merger may adversely affect the Company’s business, financial condition, results of operations and cash flows.
ITEM 1A. RISK FACTORS
The risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, should be considered together with information included in this report. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations. We are providing the following information regarding changes that have occurred to the previously disclosed risk factors in our 2019 Annual Report on Form 10-K. Except for such additional information, we believe there have been no material changes from the risk factors previously disclosed in our 2019 Annual Report on Form 10-K.

The global impact of COVID-19 has significantly impacted, and could continue to significantly and adversely affect, our business, financial condition and results of operations.
In December 2019, a novel strain of coronavirus (COVID-19) emerged, which has developed into a pandemic having already led to over three million infections and 200,000 deceased across the globe. The resulting adverse public health developments and the restrictive government measures implemented have adversely and significantly impacted, and could continue to adversely and significantly affect, among other things, our workforce, operations and aircraft related assets (including limitations on our access to, and control over, these assets), and the operations of our customers, vendors and business partners. National and international responses to the virus are quickly developing, fluid and uncertain.
The COVID-19 pandemic has severely and negatively impacted air travel and our customers’ financial performance as a result of a variety of factors, including without limitation, quarantines, health-related curfews or “shelter in place” orders, work from home orders or policies, cancellation of business and entertainments events reduced demand for leisure and tourism travel, and the sudden increase in the unemployment rate and changes in consumer spending. These effects have contributed to significant economic disruption, a marked reduction in passenger airline traffic and flight cancellations. According to IATA air travel is down to approximately 20% of normal levels and a recovery to pre-pandemic levels is not expected for several years. IATA estimates this situation will cost the airline industry over $300 billion of lost revenue, a number which may be revised upwards. Reduced demand for air travel or the inability of airlines to operate due to the pandemic or other adverse public health developments could have a significant adverse effect on our lessees’ ability to fulfill their lease payment obligations to us, which could in turn have a significant negative impact on our business, financial condition and results of operations.
It is difficult to predict the extent to which the virus will continue to spread. The outbreak could lead to further restrictions, increased flight cancellations, greater reluctance to travel and may further adversely affect passenger airline traffic, the demand for leased aircraft and the financial condition of the aviation industry. The decrease in air travel and downturn in the aviation industry caused by the pandemic has resulted in lower demand for and utilization of aircraft globally (including our aircraft), which could impact the residual value of our aircraft and our ability to lease or sell our aircraft.
Some governments have provided, or may provide, financial assistance by various means to airlines and the aviation industry. It is uncertain, however, whether and to what extent this assistance will be provided. Governments may also impose conditions to providing such assistance, such as requiring airlines to retire less fuel-efficient aircraft, limit their acquisitions of aircraft or obtain concessions from their creditors, including aircraft lessors, which could adversely impact our business.
We have agreed to defer some near-term lease payments with certain of our airline customers, which they are obliged to repay over time. As of May 7, 2020, we have agreed to defer approximately $70.0 million in near-term lease payments with 35 airlines, including $18.5 million that appear in our Consolidated Balance Sheet as components of Accounts receivable, Net investment in leases, or Other assets as of March 31, 2020. If air traffic remains depressed over an extended period and if our customers are unable to obtain sufficient funds from private, governmental or other sources, we may need to extend further deferrals to some of our other customers or to extend the deferrals we have already made. We may ultimately not be able to collect all the amounts we have deferred.
COVID-19 has also caused us to modify certain of our business practices (including employee work locations, employee travel and cancellation of physical participation in meetings and events), and we may take further actions as required by government authorities or that we determine are in the best interests of our employees, customers, suppliers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus. Our ability to perform critical functions could be negatively impacted. COVID-19 or other adverse public health developments could inhibit our ability to execute our strategic initiatives.
While we believe we have sufficient liquidity to meet all of our contractual obligations over the next twelve months from cash on hand, working capital and/or available credit lines, the COVID-19 pandemic’s significant disruption on global financial markets may limit our ability to access capital, and the terms on which we are able to access capital may be substantially less favorable than those existing prior to the pandemic. If we are not able to access capital at a time and on terms acceptable to us, we may encounter difficulty funding our business requirements, including debt repayments when they become due. The adverse impact of the pandemic or other adverse public health developments could result in negative changes in our credit ratings issued by nationally recognized credit rating agencies. If such an event were to occur, it could also adversely affect our access to and cost of financing and, subject to the requirements of our debt agreements, potentially result in the reinstatement of certain restrictive covenants in some of our debt agreements that were previously suspended upon the attainment of investment grade ratings. If such covenants were to be reinstated, they could potentially limit our ability to take advantage of financing, acquisitions, joint venture and other corporate opportunities.
Risks Related to our Order of New Embraer E-Jet E2 Aircraft
We have lease commitments for fourteen of the 25 Embraer E-Jet E2 aircraft that we contracted to purchase from Embraer and are scheduled for delivery between the third quarter of 2020 and second quarter of 2024. We do not yet have lease commitments for the remaining deliveries nor have we put financing in place for any of the Embraer E-Jet E2 aircraft deliveries. Our ability to lease these aircraft on favorable terms, if at all, may be adversely affected by desirability of this aircraft type and risks to the commercial airline industry generally. If we are unable to obtain commitments for the remaining deliveries or the necessary financing, if needed, or otherwise satisfy our contractual obligations to Embraer, we may be subject to several potential risks, including:

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
The Embraer E-Jet E2 is a new aircraft variant and first entered service in April 2018. The Embraer E-Jet E2 aircraft incorporates a modified version of the Pratt & Whitney geared turbofan engine. Airframe and engine manufacturers have occasionally experienced delays and technical difficulties in bringing new aircraft and engine types to market. If any aircraft for which we have made future lease commitments is delayed or if Embraer is unable to produce the aircraft in compliance with the performance specifications, some or all of our affected lessees might be able to terminate their leases with respect to such aircraft. Our purchase agreement with Embraer and the anticipated future leases for these aircraft contain certain cancellation rights related to delays in delivery. Any such termination could strain our relations with those lessees going forward. Lastly, we rely on Embraer to return any advance deposits and progress payments if they are unable to meet their obligations to us, and we may not be able to recover such amounts if Embraer defaults or becomes insolvent. In July 2018, Airbus and Bombardier completed a previously announced partnership for the C-series aircraft (now known as the Airbus A220 model), which competes with the E-Jet E2 aircraft. In December 2018, Boeing and Embraer announced a strategic partnership. In April 2020, Boeing announced the termination of the partnership and that Boeing will no longer be proceeding with the transaction to acquire Embraer’s commercial operations, including the E-Jet E2 aircraft line. The fact that Embraer remains a stand-alone regional jet manufacturer may negatively impact the E-Jet E2 program, although we are presently unable to assess the specific impacts this termination could have with respect to the E-Jet E2 program. Any of these events could materially and adversely affect our financial results and operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
On May 21, 2019, our prior Board of Directors increased the authorization to repurchase the Company’s common shares to $100.0 million from the $76.0 million that was remaining under the previous authorization. During the first quarter of 2020, we purchased our common shares as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(Dollars in thousands, except per share amounts)
January 1 through January 31	73,903	$32.07	—	$90,351
February 1 through February 29	—	—	—	90,351
March 1 through March 31	—	—	—	—

Total	73,903	$32.07	—	$—

(1)	As a result of the Merger, 100% of our shares are now owned by Parent and Marubeni Aviation Holding Coöperatief U.A. and the share repurchase plan authorized by our prior Board has been canceled.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibit

2.1
Agreement and Plan of Merger, dated as of November 5, 2019, by and among Aircastle Limited, MM Air Limited and MM Air Merger Sub Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2019). **

3.1	Amended and Restated Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2020).

3.2	Amended and Restated Bye-laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2020).

4.1	Specimen Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-134669) filed on July 25, 2006).

4.2
Indenture, dated as of December 5, 2013, by and between Aircastle Limited and Wells Fargo Bank, National Association, as trustee Citigroup Global Markets, Inc., Goldman, Sachs & Co., J.P. Morgan Securities LLC and RBC Capital Markets, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 6, 2013).

4.3
Second Supplemental Indenture, dated as of March 26, 2014, by and between Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 26, 2014).

4.4
Third Supplemental Indenture, dated as of January 15, 2015, by and between Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 15, 2015).

4.5
Fourth Supplemental Indenture, dated as of March 24, 2016, by and between Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 24, 2016).

4.6
Fifth Supplemental Indenture, dated as of March 20, 2017, by and between Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 20, 2017).

4.7
Sixth Supplemental Indenture, dated as of September 25, 2018, between Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 25, 2018).

4.8
Seventh Supplemental Indenture, dated as of June 13, 2019, between Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 13, 2019).

10.1	Form of Indemnification Agreement with directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2020).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019; (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three months ended March 31, 2020 and 2019; (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2020 and 2019; and (v) Notes to Unaudited Consolidated Financial Statements. *

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

* Filed herewith.
** Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules to the SEC upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 13, 2020

AIRCASTLE LIMITED
(Registrant)
By:	/s/ James C. Connelly
James C. Connelly
Chief Accounting Officer and Authorized Officer