Form 10-Q
period 2020-06-30
Aircastle LTD
filed 2020-08-03
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of August 1, 2020, there were 14,048 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries
Form 10-Q

PART I. — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Cash and cash equivalents	$319,032	$140,882
Restricted cash and cash equivalents	5,354	14,561
Accounts receivable	76,255	18,006
Flight equipment held for lease, net of accumulated depreciation of $1,803,936 and $1,501,664, respectively	6,866,811	7,375,018
Net investment in leases, net of allowance for credit losses of $2,972 and $0, respectively	319,531	419,396
Unconsolidated equity method investments	34,450	32,974
Other assets	257,047	201,209
Total assets	$7,878,480	$8,202,046

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings, net of debt issuance costs and discounts	$974,167	$1,129,345
Borrowings from unsecured financings, net of debt issuance costs and discounts	4,137,590	3,932,491
Accounts payable, accrued expenses and other liabilities	158,785	172,114
Lease rentals received in advance	77,444	108,060
Security deposits	91,649	124,954
Maintenance payments	603,232	682,398
Total liabilities	6,042,867	6,149,362

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $0.01 par value, 250,000,000 shares authorized, 14,048 shares issued and outstanding at June 30, 2020; and 75,122,129 shares issued and outstanding at December 31, 2019	—	751
Additional paid-in capital	1,485,777	1,446,664
Retained earnings	349,836	605,269
Total shareholders’ equity	1,835,613	2,052,684
Total liabilities and shareholders’ equity	$7,878,480	$8,202,046

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Lease rental revenue	$172,380	$192,823	$371,300	$374,057
Direct financing and sales-type lease revenue	4,537	8,321	11,303	16,764
Amortization of lease premiums, discounts and incentives	(6,404)	(5,345)	(12,100)	(11,056)
Maintenance revenue	72,168	26,567	118,720	42,968
Total lease revenue	242,681	222,366	489,223	422,733
Gain (loss) on sale of flight equipment	(279)	346	26,770	12,348
Other revenue	13,050	704	21,957	2,262
Total revenues	255,452	223,416	537,950	437,343

Operating expenses:
Depreciation	88,117	89,578	177,822	174,313
Interest, net	56,226	66,377	117,733	129,840
Selling, general and administrative (including non-cash share-based payment expense of $0 and $3,177 for the three months ended, and $38,727 and $5,903 for the six months ended June 30, 2020 and 2019, respectively)	13,564	18,317	75,946	36,317
Impairment of flight equipment	280,088	7,404	342,745	7,404
Maintenance and other costs	4,241	5,213	8,997	12,617
Total operating expenses	442,236	186,889	723,243	360,491

Other expense:
Loss on extinguishment of debt	(65)	—	(4,020)	—
Merger expenses	(220)	—	(32,430)	—
Other	1	(1,910)	(111)	(3,971)
Total other expense	(284)	(1,910)	(36,561)	(3,971)

Income (loss) from continuing operations before income taxes and earnings of unconsolidated equity method investments	(187,068)	34,617	(221,854)	72,881
Income tax provision	4,671	5,992	4,820	9,090
Earnings of unconsolidated equity method investments, net of tax	762	2,487	1,476	2,131
Net income (loss)	$(190,977)	$31,112	$(225,198)	$65,922

Other comprehensive income (loss), net of tax:
Net derivative loss reclassified into earnings	—	—	—	184
Other comprehensive income	—	—	—	184
Total comprehensive income (loss)	$(190,977)	$31,112	$(225,198)	$66,106

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(225,198)	$65,922
Adjustments to reconcile net income (loss) to net cash and restricted cash provided by operating activities:
Depreciation	177,822	174,313
Amortization of deferred financing costs	6,840	6,958
Amortization of lease premiums, discounts and incentives	12,100	11,056
Deferred income taxes	1,479	7,957
Non-cash share-based payment expense	38,727	5,903
Collections on net investment in leases	11,861	10,971
Security deposits and maintenance payments included in earnings	(129,349)	(24,162)
Gain on sale of flight equipment	(26,770)	(12,348)
Loss on extinguishment of debt	4,020	—
Impairment of flight equipment	342,745	7,404
Provision for credit losses	4,801	—
Other	(1,300)	393
Changes in certain assets and liabilities:
Accounts receivable	(54,404)	(7,899)
Other assets	(52,990)	3,582
Accounts payable, accrued expenses and other liabilities	(13,981)	(11,619)
Lease rentals received in advance	(33,064)	7,181
Net cash and restricted cash provided by operating activities	63,339	245,612
Cash flows from investing activities:
Acquisition and improvement of flight equipment	(52,419)	(660,723)
Proceeds from sale of flight equipment	155,560	56,924
Aircraft purchase deposits and progress payments, net of returned deposits and aircraft sales deposits	(10,212)	18,054
Unconsolidated equity method investments and associated costs	—	(7,551)
Other	(508)	2,241
Net cash and restricted cash provided by (used in) investing activities	92,421	(591,055)
Cash flows from financing activities:
Repurchase of shares	(27,906)	(14,288)
Parent contribution at Merger	25,536	—
Proceeds from secured and unsecured debt financings	650,000	1,841,848
Repayments of secured and unsecured debt financings	(608,189)	(1,105,353)
Debt extinguishment costs	(2,750)	—
Deferred financing costs	—	(12,165)
Security deposits and maintenance payments received	49,824	92,514
Security deposits and maintenance payments returned	(49,307)	(64,788)
Dividends paid	(24,025)	(45,054)
Net cash and restricted cash provided by financing activities	13,183	692,714
Net increase in cash and restricted cash:	168,943	347,271
Cash and restricted cash at beginning of period	155,443	167,853

Cash and restricted cash at end of period	$324,386	$515,124

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	$319,032	$500,373
Restricted cash and cash equivalents	5,354	14,751

Unrestricted and restricted cash and cash equivalents	$324,386	$515,124

Supplemental disclosures of cash flow information:
Cash paid for interest	$116,546	$121,523
Cash paid for income taxes	$144	$115
Supplemental disclosures of non-cash investing activities:
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets assumed in asset acquisitions	$37,742	$35,889
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets settled in sale of flight equipment	$16,480	$10,938
Transfers from flight equipment held for lease to Net investment in leases and Other assets	$28,916	$59,185

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share amounts)
(Unaudited)

			Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Common Shares
	Shares	Amount
Balance, December 31, 2019	75,122,129	$751	$1,446,664	$605,269	$—	$2,052,684
Issuance of common shares to directors and employees	28,568	1	(1)	—	—	—
Repurchase of common shares from stockholders, directors and employees	(73,903)	(1)	(2,369)	—	—	(2,370)
Amortization of share-based payments	—	—	38,727	—	—	38,727
Reclassification of prior year director stock award liability	—	—	2,005	—	—	2,005
Dividends declared	—	—	—	(24,025)	—	(24,025)
Net loss	—	—	—	(34,221)	—	(34,221)
Adoption of accounting standard	—	—	—	(6,210)	—	(6,210)
Payment of unvested shares at Merger	(101,809)	(1)	(25,535)	—	—	(25,536)
Parent contribution at Merger	—	—	25,536	—	—	25,536
Share cancellation and re-issuance at Merger	(74,960,937)	(750)	750	—	—	—
Balance, March 31, 2020	14,048	$—	$1,485,777	$540,813	$—	$2,026,590
Net loss	—	—	—	(190,977)	—	(190,977)

Balance, June 30, 2020	14,048	$—	$1,485,777	$349,836	$—	$1,835,613

			Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Common Shares
	Shares	Amount
Balance, December 31, 2018	75,454,511	$754	$1,468,779	$539,332	$(184)	$2,008,681
Issuance of common shares to directors and employees	276,923	3	(3)	—	—	—
Repurchase of common shares from stockholders, directors and employees	(653,796)	(6)	(11,418)	—	—	(11,424)
Amortization of share-based payments	—	—	2,410	—	—	2,410
Reclassification of prior year director stock award liability	—	—	796	—	—	796
Dividends declared	—	—	—	(22,518)	—	(22,518)
Net income	—	—	—	34,810	—	34,810
Net derivative loss reclassified into earnings	—	—	—	—	184	184
Balance, March 31, 2019	75,077,638	$751	$1,460,564	$551,624	$—	$2,012,939
Issuance of common shares to directors and employees	35,000	—	—	—	—	—
Repurchase of common shares from stockholders, directors and employees	(129,524)	(1)	(2,863)	—	—	(2,864)
Amortization of share-based payments	—	—	2,833	—	—	2,833
Dividends declared	—	—	—	(22,536)	—	(22,536)
Net income	—	—	—	31,112	—	31,112
Balance, June 30, 2019	74,983,114	$750	$1,460,534	$560,200	$—	$2,021,484

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2020

Note 1. Summary of Significant Accounting Policies
Organization and Basis of Presentation
Aircastle Limited (“Aircastle,” the “Company,” “we,” “us” or “our”) is a Bermuda exempted company that was incorporated on October 29, 2004 under the provisions of Section 14 of the Companies Act of 1981 of Bermuda. Aircastle’s business is acquiring, leasing, managing and selling commercial jet aircraft.
On March 27, 2020, the Company successfully completed its merger (the “Merger”) and is now controlled by affiliates of Marubeni Corporation and Mizuho Leasing Company, Limited (“Mizuho Leasing”).
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
June 30, 2020

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
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure subsequent to the balance sheet date of June 30, 2020, through the date on which the consolidated financial statements included in this Form 10-Q were issued.
Principles of Consolidation
The consolidated financial statements include the accounts of Aircastle and all its subsidiaries. Aircastle consolidates two Variable Interest Entities (“VIEs”) of which Aircastle is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.
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
In certain instances, we may provide lease concessions to customers, generally in the form of lease rental deferrals. While these deferral arrangements affect the timing of lease rental payments, the total amount of lease rental payments required over the lease term is generally the same as that which was required under the original lease agreement. We account for the deferrals as if no modifications to the lease agreements were made and record the deferred rentals as a receivable within Other assets in our consolidated balance sheet.
If we determine that the collectability of rental payments is no longer probable (including any deferral thereof), we recognize lease rental revenue using a cash basis of accounting rather than an accrual method. In the period we conclude that collection of lease payments is no longer probable, we recognize any difference between revenue amounts recognized to date under the accrual method and payments that have been collected from the lessee, including security deposit amounts held, as a current period adjustment to lease rental revenue.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2020

The COVID-19 virus has had an unprecedented negative impact on the global economy, and in particular on the aviation sector. There has been a dramatic slowdown in air traffic, with many markets in near complete shutdown. According to the International Air Transport Association (“IATA”), as of mid-June 2020, air travel is down to approximately 30% of normal levels and a full recovery to pre-pandemic levels is not expected for several years. Substantially all the world’s airlines are experiencing financial difficulties and liquidity challenges. While we believe the long-term demand for air travel will return to historical trends over time, the near-term impacts of the COVID-19 virus’ economic shock are material; the extent and duration of which cannot currently be determined.
Airlines have been seeking to preserve liquidity through a combination of requesting government support, raising debt and equity, delaying or canceling new aircraft orders, furloughing employees, as well as requesting deferrals from lessors. We have agreed to defer near-term lease payments with certain of our airline customers, which they are obliged to repay over time. As of August 1, 2020, we have agreed to defer approximately $99,000 in near-term lease payments, including $61,209 that appear in our Consolidated Balance Sheet as components of Accounts receivable, Net investment in leases, or Other assets as of June 30, 2020. This represents approximately 12% of Lease rental and Direct financing and sales-type lease revenues for the twelve months ended June 30, 2020. Deferrals have been agreed to with 40 airlines, representing 50% of our customer base, and for an average deferral of four months of lease rentals. In a limited number of situations, we have agreed to broader restructurings of contractual terms, for example obtaining better security packages, term extensions, or other valuable considerations in exchange for short-term economic concessions.
If air traffic remains depressed over an extended period and if our customers are unable to obtain sufficient funds from private, governmental or other sources, we may need to grant additional deferrals to our customers or extend the periods of repayment for deferrals we have already made. We may ultimately not be able to collect all the amounts we have deferred.
As of August 1, 2020, six of our customers entered judicial insolvency proceedings. We lease 21 aircraft to these customers, which comprise 12% of our net book value of flight equipment (including Flight equipment held for lease and Net investment in leases, or “net book value”) and 11% of our Lease rental revenue as of and for the twelve months ended June 30, 2020. One of these is LATAM, our second largest customer, which represents 7% of our net book value of flight equipment and 7% of our Lease rental revenue as of and for the twelve months ended June 30, 2020. As of August 1, 2020, only one aircraft lease has been rejected in the various proceedings, but that number may increase as the judicial processes advance. Based on historic experience, the judicial process can take anywhere from twelve months up to eighteen months to be resolved. We are actively engaged in the various judicial procedures to protect our economic interests. As a result of these proceedings, the recognition of lease rental revenue for certain customers may be done on a cash basis of accounting rather than the accrual method depending on the customers lease security arrangements.
Impairment of Flight Equipment
We perform a recoverability assessment of all aircraft in our fleet, on an aircraft-by-aircraft basis annually during the second quarter. In addition, a recoverability assessment is performed whenever events or changes in circumstances, or indicators, suggest that the carrying amount or net book value of an asset may not be recoverable. Indicators may include, but are not limited to, a significant lease restructuring or early lease termination, significant change in aircraft model’s storage levels, the introduction of newer technology aircraft or engines, an aircraft type is no longer in production or a significant airworthiness directive is issued. When we perform a recoverability assessment, we measure whether the estimated future undiscounted net cash flows expected to be generated by the aircraft exceed its net book value. The undiscounted cash flows consist of cash flows from currently contracted lease rental and maintenance payments, future projected lease rates, transition costs, estimated down time, estimated residual or scrap values for an aircraft, economic conditions and other factors. In the event that an aircraft does not meet the recoverability test, the aircraft will be adjusted to fair value, resulting in an impairment charge. See Note 2 – Fair Value Measurements.
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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2020

We are closely monitoring the impact of the COVID-19 virus on our customers, air traffic, lease rental rates, and aircraft valuations, and will perform additional customer and aircraft specific reviews should changes in facts and circumstances arise that may impact the recoverability of our aircraft.  We will focus on our customers that have entered judicial insolvency proceedings and any additional customers that may become subject to similar-type proceedings, aircraft with near-term lease expirations, and certain aircraft variants that are more susceptible to the impact of COVID-19 and value deteriorations.
Net Investment in Leases
If a lease meets specific criteria at lease commencement or at the effective date of a lease modification, we recognize the lease as a direct financing or sales-type lease. The net investment in direct financing and sales-type leases consists of the lease receivable, estimated unguaranteed residual value of the lease flight equipment at lease-end and, for direct financing leases, deferred selling profit. For sales-type leases, we recognize the difference between the net book value of the aircraft and the net investment in the lease as a gain or loss on sale of flight equipment. Selling profit on a direct financing lease is deferred and amortized over the lease term, and a selling loss is recognized at lease commencement. Interest income on our net investment in leases is recognized as Direct financing and sales-type leases revenue over the lease term in a manner that produces a constant rate of return on the net investment in the lease.
The net investment in leases is recorded in the consolidated financial statements net of an allowance for credit losses. The allowance for credit losses is recorded upon the initial recognition of the net investment in the lease based on the Company’s estimate of expected credit losses over the lease term. The allowance reflects the Company’s estimate of lessee default probabilities and loss given default percentages. When determining the credit loss allowance, we consider relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the net investment in the lease. The allowance also considers potential losses due to non-credit risk related to unguaranteed residual values. A provision for credit losses is recorded as a component of Selling, general, and administrative expenses in our Consolidated Statements of Income (Loss) to adjust the allowance for changes to management’s estimate of expected credit losses.
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard applies to entities that have contracts, such as debt agreements, lease agreements or derivative instruments, which reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Entities can elect not to apply certain modification accounting requirements for contract modifications that replace a reference rate affected by reference rate reform. If elected, such contracts are accounted for as a continuation of the existing contract and no reassessments or re-measurements are required. The standard is effective for all entities from March 12, 2020 through December 31, 2022 and does not apply to contract modifications made after December 31, 2022. We have not adopted ASC 848 for this interim period and are currently evaluating the election available to us under the standard and the impact it may have on our financial statements.
In April 2020, the FASB Staff issued a question-and-answer document (the “Q&A”) regarding accounting for lease concessions related to the effects of the COVID-19 pandemic. The Q&A provides that entities may elect to apply or not apply the lease modification guidance in ASC 842, “Leases”, for lease concessions provided by lessors as a result of the COVID-19 pandemic. The Company has elected not to apply the lease modification guidance in ASC 842 for such lease concessions – see “Lease Revenue Recognition” above.
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
June 30, 2020

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
The following tables set forth our financial assets as of June 30, 2020 and December 31, 2019 that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

		Fair Value Measurements at June 30, 2020 Using Fair Value Hierarchy
	Fair Value as of June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$319,032	$319,032	$—	$—	Market
Restricted cash and cash equivalents	5,354	5,354	—	—	Market
Derivative assets	2	—	2	—	Market
Total	$324,388	$324,386	$2	$—

		Fair Value Measurements at December 31, 2019 Using Fair Value Hierarchy
	Fair Value as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$140,882	$140,882	$—	$—	Market
Restricted cash and cash equivalents	14,561	14,561	—	—	Market
Derivative assets	115	—	115	—	Market
Total	$155,558	$155,443	$115	$—

Our cash and cash equivalents, along with our restricted cash and cash equivalents balances, consist largely of money market securities that are highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy. Our interest rate derivative included in Level 2 consists of a United States dollar-denominated interest rate cap, and its fair value is based on the market comparisons for similar instruments. We also considered the credit rating and risk of the counterparty providing the interest rate cap based on quantitative and qualitative factors.
For the three and six months ended June 30, 2020 and the year ended December 31, 2019, we had no transfers into or out of Level 3.
We measure the fair value of certain assets and liabilities on a non-recurring basis, when U.S. GAAP requires the application of fair value, including events or changes in circumstances that indicate that the carrying amounts of assets may

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2020

not be recoverable. Assets subject to these measurements include our investment in unconsolidated joint ventures and aircraft. We record aircraft at fair value when we determine the carrying value may not be recoverable. Fair value measurements for aircraft in impairment tests are based on the average of the market approach that uses Level 2 inputs, which include third party appraisal data and an income approach that uses Level 3 inputs, which include the Company’s assumptions and appraisal data as to future cash proceeds from leasing and selling aircraft discounted using the Company’s weighted average cost of capital.
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
Aircraft Valuation
During the six months ended June 30, 2020, the Company recorded impairment charges related to twenty aircraft due to scheduled lease expirations, early lease terminations, lessee defaults and/or protective filings, or as a result of our annual recoverability assessment conducted during the second quarter of 2020. These twenty aircraft were comprised of eleven narrow-body and nine wide-body aircraft. The Company recorded impairment charges totaling $342,745 and recognized $136,236 of maintenance reserves, security deposits and lease rentals received in advance into revenue during the six months ended June 30, 2020 – refer to the sections below for additional details.
Transactional Impairments
In February 2020, the Company initiated a process to accept the redelivery of four wide-body aircraft prior to their scheduled lease expirations due to a lessee default.  As a result, the Company recorded impairment charges of $62,657 and recognized $38,804 of maintenance revenue, $8,740 of security deposits, and $5,863 of lease rentals received in advance into revenue during the first quarter of 2020.
During the second quarter, the Company recorded impairment charges totaling $77,298 related to eleven aircraft due to the scheduled lease expirations of one narrow-body aircraft and one wide-body aircraft, as well as the early terminations of nine narrow-body aircraft. The Company recognized $69,995 of maintenance revenue and $12,834 of security deposits into revenue related to these eleven aircraft during the second quarter of 2020.
During the second quarter, six of our customers filed for bankruptcy protection. As a result, the Company reviewed the related aircraft for recoverability and recorded impairment charges of $159,750 during the second quarter of 2020 related to three wide-body aircraft.
Annual Recoverability Assessment
We completed our annual recoverability assessment of our aircraft in the second quarter of 2020. In addition to the transactional impairments discussed above, we recorded impairment charges totaling $43,040 related to one narrow-body and one wide-body aircraft as a result of our annual recoverability assessment. Although we have completed our annual recoverability assessment, we will continue to monitor the developments of the COVID-19 virus throughout the remainder of the year. We will closely monitor the impact of the virus on our customers, air traffic, lease rental rates, and aircraft valuations, and will perform additional customer and aircraft specific reviews should changes in facts and circumstances arise that may impact the recoverability of our aircraft. We will focus on our customers that have entered judicial insolvency proceedings and any additional customers that may become subject to similar-type proceedings, aircraft with near-term lease expirations, and certain aircraft variants that are more susceptible to the impact of COVID-19 and value deteriorations.
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
June 30, 2020

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
The carrying amounts and fair values of our financial instruments at June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020		December 31, 2019
	Carrying Amount of Liability	Fair Value of Liability	Carrying Amount of Liability	Fair Value of Liability
Credit Facilities	$650,000	$636,118	$150,000	$150,000
Unsecured Term Loan	215,000	208,985	215,000	215,000
ECA Financings	45,443	47,660	147,644	150,805
Bank Financings	937,605	935,547	993,593	1,010,482
Senior Notes	3,300,000	3,193,612	3,600,000	3,787,268

All our financial instruments are classified as Level 2 with the exception of our Senior Notes, which are classified as Level 1.
Note 3. Lease Rental Revenues and Flight Equipment Held for Lease
Minimum future annual lease rentals contracted to be received under our existing operating leases of flight equipment at June 30, 2020 were as follows:

Year Ending December 31,	Amount(1)
Remainder of 2020	$391,123
2021	665,509
2022	582,359
2023	502,207
2024	390,977
Thereafter	460,916
Total	$2,993,091

_______________

(1)	Reflects impact of lessee lease rental deferrals.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2020

Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Region	2020	2019	2020	2019
Asia and Pacific	44%	44%	43%	43%
Europe	29%	28%	27%	28%
Middle East and Africa	5%	10%	7%	11%
North America	10%	8%	11%	8%
South America	12%	10%	12%	10%

Total	100%	100%	100%	100%

The classification of regions in the table above and in the tables and discussion below is determined based on the principal location of the lessee of each aircraft.
The following table shows the number of lessees with lease rental revenue of at least 5% of total lease rental revenue and their combined total percentage of lease rental revenue for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue
Largest lessees by lease rental revenue	4	29%	3	21%	4	27%	3	21%

The following table sets forth revenue attributable to individual countries representing at least 10% of Total revenue (including maintenance and other revenue) based on each lessee’s principal place of business for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Country	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
India(1)	$—	—%	$42,312	19%	$—	—%	$61,638	14%
Mexico(2)	67,922	27%	—	—%	74,954	14%	—	—%
South Africa(3)	—	—%	—	—%	57,920	11%	—	—%
_______________

(1)
For both the three and six months ended June 30, 2019, total revenue attributable to India included $17,554 of maintenance revenue recognized into revenue. For the three and six months ended June 30, 2020, total revenue attributable to India was less than 10%.

(2)
For the three and six months ended June 30, 2020, total revenue attributable to Mexico included $54,436 of maintenance revenue and $12,834 of security deposits recognized into revenue. For the three and six months ended June 30, 2019, total revenue attributable to Mexico was less than 10%.

(3)
For the three and six months ended June 30, 2020, total revenue attributable to South Africa included $263 and $39,067 of maintenance revenue, respectively, $8,740 of lease rentals received in advance and $5,863 of security deposits recognized into revenue. For the three and six months ended June 30, 2019, total revenue attributable to South Africa was less than 10%.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2020

Geographic concentration of net book value of flight equipment (including flight equipment held for lease and net investment in leases, or “net book value”) was as follows:

	June 30, 2020			December 31, 2019
Region	Number of Aircraft		Net Book Value %	Number of Aircraft		Net Book Value %
Asia and Pacific	89		39%	94		38%
Europe	98		27%	99		26%
Middle East and Africa	11		4%	16		7%
North America	28		10%	40		13%
South America	26		13%	26		15%
Off-lease	22	(1)	7%	3	(2)	1%
Total	274		100%	278		100%

_______________

(1)
Consisted of one Airbus A320-200 and one Airbus A330-200 aircraft, each of which are scheduled to be delivered during the third quarter of 2020 to lessees in North America and Europe, respectively, and one Airbus A319-100, eleven Airbus A320-200, five Airbus A330-200 and three Boeing 737-800 aircraft, which we are marketing for lease or sale.

(2)
Consisted of one Airbus A320-200 aircraft, which was delivered on lease to a customer in Europe during the first quarter of 2020, one Airbus A330-200 aircraft, which is scheduled to be delivered to a customer in Europe during the third quarter of 2020, and one Boeing 737-800 aircraft, which was sold during the first quarter of 2020.

The following table sets forth net book value of flight equipment (includes net book value of flight equipment held for lease and net investment in leases) attributable to individual countries representing at least 10% of net book value of flight equipment based on each lessee’s principal place of business as of:

	June 30, 2020			December 31, 2019
Country	Net Book Value	Net Book Value %	Number of Lessees	Net Book Value	Net Book Value %	Number of Lessees
India	$901,093	13%	4	$924,190	12%	4

At June 30, 2020 and December 31, 2019, the amounts of lease incentive liabilities recorded in maintenance payments on our Consolidated Balance Sheets were $11,184 and $9,176, respectively.
Note 4. Net Investment in Leases
At June 30, 2020 and December 31, 2019, our net investment in leases consisted of 24 and 29 aircraft, respectively. The components of our net investment in leases at June 30, 2020, and December 31, 2019, were as follows:

	June 30, 2020	December 31, 2019
Lease receivable	$122,460	$164,816
Unguaranteed residual value of flight equipment	200,043	254,580
Net investment leases	322,503	419,396
Allowance for credit losses	(2,972)	—
Net investment in leases, net of allowance	$319,531	$419,396

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2020

The activity in the allowance for credit losses related to our net investment in leases for the six months ended June 30, 2020 is as follows:

Amount
Balance at December 31, 2019	$—
Adoption of accounting standard	6,270
Provision for credit losses	3,595
Balance at March 31, 2020	9,865
Provision for credit losses	1,206
Write-offs	(8,099)
Balance at June 30, 2020	$2,972
During the six months ended June 30, 2020, we wrote off $8,099 of lease rentals against the allowance for credit losses due to the early lease termination of seven Airbus A320-200 aircraft which had been classified as Net investment in leases. At June 30, 2020, future lease payments on net investment in leases are as follows:

Year Ending December 31,	Amount
Remainder of 2020	$20,936
2021	34,793
2022	23,960
2023	23,234
2024	8,950
Thereafter	32,406
Total lease payments to be received	144,279
Present value of lease payments - lease receivable	(122,460)
Difference between undiscounted lease payments and lease receivable	$21,819

Note 5. Unconsolidated Equity Method Investments
We have a joint venture with Mizuho Leasing which has nine aircraft with a net book value of $321,067 at June 30, 2020.

Amount
Investment in joint ventures at December 31, 2019	$32,974
Earnings from joint venture, net of tax	1,476
Investment in joint venture at June 30, 2020	$34,450

In April 2020, we sold two engines to Magellan, an affiliate of Marubeni, for $5,355. This transaction was approved by our Audit Committee as an arm’s length transaction under our related party policy.
Note 6. Variable Interest Entities
Aircastle consolidates two VIEs (the “Air Knight VIEs”) of which it is the primary beneficiary. The operating activities of these VIEs are limited to acquiring, owning, leasing, maintaining, operating and, under certain circumstances, selling two aircraft as discussed below.
During February 2020, we repaid the export credit agency (the “ECA Financings”) for four of the six aircraft owned by the Air Knight VIEs, which included principal and accrued interest amounts outstanding of $95,128 and incurred early extinguishment costs of $4,020. In June 2020, the leases of the four aircraft subject to the ECA Financings were formally

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2020

terminated and the aircraft were released as security under such financings. The only assets that the Air Knight VIEs have on their books are net investments in leases that are eliminated in the consolidated financial statements. The related aircraft, with a net book value as of June 30, 2020 of $124,432, were included in our flight equipment held for lease. The consolidated debt outstanding, net of debt issuance costs, of the Air Knight VIEs as of June 30, 2020 is $44,860.
Note 7. Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured debt financings are as follows:

	At June 30, 2020				At December 31, 2019
Debt Obligation	Outstanding Borrowings	Number of Aircraft	Interest Rate	Final Stated Maturity	Outstanding Borrowings
Secured Debt Financings:
ECA Financings(1)	$45,443	2	3.49% to 3.96%	12/03/21 to 11/30/24	$147,644
Bank Financings(2)	937,605	34	2.18% to 4.55%	06/17/23 to 01/19/26	993,593
Less: Debt issuance costs and discounts	(8,881)	—			(11,892)
Total secured debt financings, net of debt issuance costs and discounts	974,167	36			1,129,345

Unsecured Debt Financings:
Senior Notes due 2020(3)	—		7.625%	04/15/20	300,000
Senior Notes due 2021	500,000		5.125%	03/15/21	500,000
Senior Notes due 2022	500,000		5.50%	02/15/22	500,000
Senior 5.00% Notes due 2023	500,000		5.00%	04/01/23	500,000
Senior 4.40% Notes due 2023	650,000		4.40%	09/25/23	650,000
Senior Notes due 2024	500,000		4.125%	05/01/24	500,000
Senior Notes due 2026	650,000		4.250%	06/15/26	650,000
Unsecured Term Loans	215,000		1.78%	03/07/22 to 03/07/24	215,000
Revolving Credit Facilities	650,000		1.56% to 1.57%	12/27/21 to 06/27/22	150,000
Less: Debt issuance costs and discounts	(27,410)				(32,509)
Total unsecured debt financings, net of debt issuance costs and discounts	4,137,590				3,932,491
Total secured and unsecured debt financings, net of debt issuance costs and discounts	$5,111,757				$5,061,836

(1)
The borrowings under these financings at June 30, 2020 have a weighted-average rate of interest of 3.60%. During February 2020, the Company repaid the ECA Financings for four aircraft owned by the Air Knight VIEs, which were released as security for such financings during the second quarter of 2020 – see Note 6.

(2)	The borrowings under these financings at June 30, 2020 have a weighted-average fixed rate of interest of 3.21%.

(3)	Repaid on April 15, 2020.
At June 30, 2020, we had $650,000 outstanding under our revolving credit facilities and had $450,000 available for borrowing.
As of June 30, 2020, we were in compliance with all applicable covenants in our financings.
Note 8. Shareholders' Equity and Share-Based Payment
On March 27, 2020, (the “Merger Date”), the total authorized share capital of the Company was $3,000, comprised of 250,000,000 common shares of $0.01 each and 50,000,000 preference shares of $0.01 each, and the issued share capital of the Company was comprised of 14,048 common shares of $0.01 each.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2020

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
As per the Agreement and Plan of Merger, dated as of November 5, 2019, (the “Merger Agreement”), on the Merger Date, the Company paid $4,063 and $21,473 representing the payment for 126,971 unvested restricted common shares and 671,030 unvested PSUs, respectively. Concurrently, the Company received $25,536 from the MM Air Limited, which was recorded as an additional paid-in-capital as of the Merger Date. The Company also repurchased 73,903 shares totaling $2,370 from our employees and directors to settle tax obligations related to share vesting.
Included in share-based compensation expense for the six months ended June 30, 2020 is $4,197 and $19,381 related to remaining outstanding restricted common shares and remaining outstanding PSUs, respectively, that were accelerated and paid out (in the case of PSUs, at the maximum level of performance) in accordance with the Merger Agreement.
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
The sources of income (loss) from continuing operations before income taxes and earnings of our unconsolidated equity method investments for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
U.S. operations	$5,915	$1,959	$10,820	$3,875
Non-U.S. operations	(192,983)	32,658	(232,674)	69,006
Income (loss) from continuing operations before income taxes and earnings (loss) of unconsolidated equity method investments	$(187,068)	$34,617	$(221,854)	$72,881

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
The consolidated income tax expense for the three and six months ended June 30, 2020 and 2019 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2020 and 2019, respectively.
The Company’s effective tax rates (“ETRs”) for the three and six months ended June 30, 2020 and 2019 were (2.5)% and (2.2)%, and 17.3% and 12.5%, respectively. The three and six months ended June 30, 2020, included discrete items totaling $3,973 and $950 in tax benefits, respectively. The second quarter of 2019 included a discrete item of $2,845 related to a fair value adjustment on an intercompany asset transfer. Excluding these discrete tax items, the ETR would have been (4.6)% and (2.6)% for the three and six months ended June 30, 2020, respectively, and for the three and six months ended June 30, 2019, 9.1% and 8.6%, respectively. Movements in the ETR are generally caused by changes in the proportion of

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2020

the Company’s pre-tax earnings in taxable and non-tax jurisdictions. During the six months ended June 30, 2020, we incurred net impairment charges of $206,744 in low tax jurisdictions and a significant decrease in Bermuda income primarily related to Merger expenses of $32,385. During the six months ended June 30, 2019, we reported a significant decrease in Bermuda income primarily related to Avianca Brazil and an increase in Irish income related to Jet Airways.
Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income (loss) from continuing operations consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Notional U.S. federal income tax expense (benefit) at the statutory rate	$(39,284)	$7,270	$(46,589)	$15,305
U.S. state and local income tax, net	390	181	1,979	390
Non-U.S. operations:
Bermuda	46,088	(2,910)	48,594	(8,048)
Ireland	1,017	2,093	(171)	2,602
Singapore	59	(2)	85	(4)
Other low tax jurisdictions	412	(872)	2,066	(1,724)
Non-deductible expenses in the U.S.	140	232	3,420	569
Other	(4,151)	—	(4,564)	—

Income tax provision	$4,671	$5,992	$4,820	$9,090
The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law on March 27, 2020. The CARES Act, among other things, includes provisions relating to net operating loss carrybacks, alternative minimum tax credit refunds, modification to the net interest expense deduction limitation and technical correction to the tax depreciation methods for qualified improvement property. While we continue to evaluate the potential application of the CARES Act provisions, the CARES Act did not materially impact the Company’s effective tax rate for the six months ended June 30, 2020.
Note 10. Interest, Net
The following table shows the components of interest, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest on borrowings and other liabilities	$53,136	$63,639	$111,562	$123,918
Amortization of deferred losses related to interest rate derivatives	—	—	—	184
Amortization of deferred financing fees and debt discount	3,259	3,594	6,840	6,958
Interest expense	56,395	67,233	118,402	131,060
Less: Interest income	(169)	(856)	(669)	(1,220)

Interest, net	$56,226	$66,377	$117,733	$129,840

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2020

Note 11. Commitments and Contingencies
Rent expense, primarily for the corporate offices and sales and marketing offices, was $398 and $796 for the three and six months ended June 30, 2020, and $414 and $770 for the three and six months ended June 30, 2019, respectively.
As of June 30, 2020, Aircastle is obligated under non-cancelable operating leases relating principally to office facilities in Stamford, Connecticut; Dublin, Ireland; and Singapore for future minimum lease payments as follows:

Year Ending December 31,	Amount
Remainder of 2020	$924
2021	1,892
2022	1,806
2023	1,696
2024	1,727
Thereafter	6,113
Total	$14,158

At June 30, 2020, we had commitments to acquire 27 aircraft for $1,022,422, including 25 Embraer E-Jet E2 aircraft.
Commitments, including $109,855 of remaining progress payments, contractual price escalations and other adjustments for these aircraft, at June 30, 2020, net of amounts already paid, are as follows:

Year Ending December 31,	Amount(1)
Remainder of 2020	$104,611
2021	352,453
2022	336,473
2023	155,037
2024	73,848

Total	$1,022,422

_______________

(1)
We are in the process of deferring some of our E Jet E-2 deliveries scheduled to be delivered over the next twelve months to a later date which would reduce our commitments due within one year by approximately $111,302.

As of August 1, 2020, we had commitments to acquire 25 aircraft for $983,922.
Note 12. Other Assets
The following table describes the principal components of other assets on our Consolidated Balance Sheets as of:

	June 30, 2020	December 31, 2019
Deferred income tax asset	$3,159	$1,007
Lease incentives and lease premiums, net of amortization of $67,500 and $71,851, respectively	95,976	112,923
Flight equipment held for sale	326	333
Aircraft purchase deposits and Embraer E-2 progress payments	43,286	33,754
Right-of-use asset(1)	8,783	9,329
Deferred rent receivable	41,847	5,255
Other assets	63,670	38,608

Total other assets	$257,047	$201,209
______________

(1)	Net of lease incentives and tenant allowances.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
June 30, 2020

Note 13. Accounts Payable, Accrued Expenses and Other Liabilities
The following table describes the principal components of accounts payable, accrued expenses and other liabilities recorded on our Consolidated Balance Sheets as of:

	June 30, 2020	December 31, 2019
Accounts payable, accrued expenses and other liabilities	$36,409	$47,228
Deferred income tax liability	68,340	64,674
Accrued interest payable	39,947	44,694
Lease liability	12,017	12,800
Lease discounts, net of amortization of $45,184 and $44,696, respectively	2,072	2,718

Total accounts payable, accrued expenses and other liabilities	$158,785	$172,114

Note 14. Subsequent Event
On July 30, 2020, the Company successfully executed a $150,000 revolving credit facility at LIBOR plus 2% with Mizuho Bank Ltd, a related party. The agreement has a one-year term with an one-year extension option.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks, uncertainties and assumptions. You should read the following discussion in conjunction with our historical consolidated financial statements and the notes thereto appearing elsewhere in this report. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those described under “Risk Factors” and included in our Annual Report on Form 10-K for the year ended December 31, 2019, and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020. Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and, unless otherwise indicated, the other financial information contained in this report has also been prepared in accordance with U.S. GAAP. Unless otherwise indicated, all references to “dollars” and “$” in this report are to, and all monetary amounts in this report are presented in, U.S. dollars.
All statements included or incorporated by reference in this Quarterly Report on Form 10-Q (this “report”), other than characterizations of historical fact, are forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not necessarily limited to, statements relating to our ability to acquire, sell, lease or finance aircraft, raise capital, pay dividends, and increase revenues, earnings, EBITDA and Adjusted EBITDA and the global aviation industry and aircraft leasing sector. Words such as “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “may,” “will,” “would,” “could,” “should,” “seeks,” “estimates” and variations on these words and similar expressions are intended to identify such forward-looking statements. These statements are based on our historical performance and that of our subsidiaries and on our current plans, estimates and expectations and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements; Aircastle can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any such forward-looking statements which are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. These risks or uncertainties include, but are not limited to, those described from time to time in Aircastle’s filings with the Securities and Exchange Commission (the “SEC”) and previously disclosed under “Risk Factors” in Part I - Item 1A of Aircastle’s 2019 Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020. In addition, new risks and uncertainties emerge from time to time, and it is not possible for Aircastle to predict or assess the impact of every factor that may cause its actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this report. Aircastle expressly disclaims any obligation to revise or update publicly any forward-looking statement to reflect future events or circumstances.
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

OVERVIEW
Aircastle acquires, leases, and sells commercial jet aircraft to airlines throughout the world. As of June 30, 2020, we owned and managed on behalf of our joint ventures 283 aircraft leased to 80 lessees located in 44 countries. Our aircraft are managed by an experienced team based in the United States, Ireland and Singapore. Our aircraft are subject to net leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs. In many cases we are, however, obligated to pay a specified portion of maintenance or modification costs. As of June 30, 2020, the net book value (including flight equipment held for lease and net investment in leases, or “net book value”) was $7.19 billion compared to $7.79 billion at December 31, 2019. Our revenues and net loss for the three and six months ended June 30, 2020 were $255.5 million and $191.0 million and $538.0 million and $225.2 million, respectively.
On March 27, 2020, the Company successfully completed its merger (the “Merger”) and is now controlled by affiliates of Marubeni Corporation and Mizuho Leasing Company, Limited (“Mizuho Leasing”). The Merger is not expected to result in any change of the Company’s business strategy, and we believe the Company will benefit by having stable investors with a long-term investment horizon. We also may benefit by being affiliated with Mizuho Leasing, part of the Mizuho Financial Group, one of the largest Japanese financial institutions.
Historically, growth in commercial air traffic has been correlated with world economic activity. In recent years commercial air traffic growth expanded at a rate 1.5 to 2 times that of global GDP growth. The expansion of air travel has driven the growth in the world aircraft fleet; there are approximately 22,000 commercial mainline passenger and freighter aircraft in the world fleet today. Aircraft leasing companies own approximately 45% of the world’s commercial jet aircraft. Under normal circumstances, we would expect the global fleet to continue expanding at a three to four percent average annual rate.
The COVID-19 crisis has had an unprecedented negative impact on the global economy, and in particular on the aviation sector. There has been a dramatic slowdown in air traffic, with many markets in near complete shutdown. While there have been some limited improvements in certain markets recently, according to IATA, as of mid-June 2020, air travel is down to approximately 30% of normal levels and a full recovery to pre-pandemic levels is not expected for several years. IATA estimates this situation will cost the airline industry over $350 billion of lost revenue, a number which may be revised upwards. Substantially all of the world’s airlines are experiencing financial difficulties and liquidity challenges, including certain of our customers, and this could adversely affect our lessees’ ability to fulfill their lease payment obligations to us. While we believe long-term demand for air travel will return to historical trends over time, the near-term impacts of the COVID-19 economic shock are material; the extent and duration of those mpacts cannot currently be determined.
Airlines have been seeking to preserve liquidity by obtaining support from their respective governments, raising debt and equity, delaying or canceling new aircraft orders, furloughing employees, and requesting concessions from lessors. Some have sought judicial protection. We have agreed to defer lease payments with numerous airline customers, which they are obligated to repay over time. As of August 1, 2020, we have agreed to defer approximately $99.0 million in near-term lease payments, including $61.2 million that appear in our Consolidated Balance Sheet as components of Accounts receivable, Net investment in leases, or Other assets as of June 30, 2020. This represents approximately 12% of Lease rental and Direct financing and sales-type lease revenues for the twelve months ended June 30, 2020. Deferrals have been agreed to with 40 airlines, representing 50% of our customers, for an average deferral of four months of lease rentals. In a limited number of situations, we have agreed to broader restructurings of contractual terms, for example obtaining better security packages, term extensions, or other valuable considerations in exchange for short-term economic concessions.
If air traffic continues to remain depressed over an extended period and if our customers are unable to obtain sufficient funds from private, governmental or other sources, we may need to grant additional deferrals to our customers or extend the period of repayment for deferrals we have already made. We may ultimately not be able to collect all the amounts we have deferred.
As of August 1, 2020, six of our customers entered judicial insolvency proceedings. We lease 21 aircraft to these customers, which comprise 12% of our net book value of flight equipment (including Flight equipment held for lease and Net investment in leases, or “net book value”) and 11% of our Lease rental revenue as of and for the twelve months ended June 30, 2020. One of these customers is LATAM, our second largest customer, which represents 7% of our net book value of flight equipment and 7% of our Lease rental revenue as of and for the twelve months ended June 30, 2020. As of August 1,

2020, only one aircraft lease has been rejected in the various proceedings, but that number may increase as the judicial processes advance. Based on historic experience, the judicial process can take up to twelve to eighteen months to be resolved. We are actively engaged in these judicial proceedings to protect our economic interests. However, the outcome of these proceedings is uncertain and could result in these customers grounding our aircraft, negotiating reductions in aircraft lease rentals, rejecting their leases or taking other actions that could adversely impact us or the value of our aircraft. As a result of these proceedings, the recognition of lease rental revenue for certain customers may be done on a cash basis of accounting rather than the accrual method depending on the customers lease security arrangements.
We believe we have sufficient liquidity to meet our contractual obligations over the next twelve months and as of August 1, 2020, have $971 million of liquidity from cash on hand, working capital and/or available credit lines. As of August 1, 2020, we have commitments to acquire 25 aircraft for $983.9 million. We are in the process of deferring some of our E Jet E-2 deliveries scheduled to be delivered over the next twelve months to a later date which would reduce our commitments due within one year by approximately $111.3 million.
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
We also believe our platform and personnel position us to effectively manage through the COVID-19 crisis and will enable us to take advantage of new investment opportunities when they arise. Our Company employs a team of experienced senior professionals with extensive industry and financial experience. Our leadership team members have an average of more than 30 years of relevant industry experience, including managing through prior downturns in the aviation industry, like the 2008 global financial crisis and the September 11, 2001 terror attacks.
Our business approach will remain differentiated from those of other large leasing companies. We have intentionally limited large, long-term capital commitments and are less reliant on orders for new aircraft from aircraft manufacturers as a source of new investments than many of our competitors. While our current posture is defensive given the macro situation, over the long-term we plan to grow our business and profits while maintaining a conservative, flexible capital structure.
Revenues
Our revenues are comprised primarily of operating lease rentals on flight equipment held for lease, revenue from maintenance payments related to lease expirations, lease termination payments, interest recognized from direct financing and sales-type leases and gains on the sale of flight equipment.
Typically, our aircraft are subject to net leases whereby the lessee pays lease rentals and is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs arising during the term of the lease. Our aircraft lease agreements generally provide for the periodic payment of a fixed amount of rent over the life of the lease and the amount of the contracted rent will depend upon the type, age, specification and condition of the aircraft and market conditions at the time the lease is committed. The amount of rent we receive will depend on several factors, including the creditworthiness of our lessees and the occurrence of restructurings and defaults. Our lease rental revenues are also affected by the extent to which aircraft are off-lease and our ability to remarket aircraft that are nearing the end of their leases in order to minimize their off-lease time. Our success in re-leasing aircraft is affected by market conditions relating to our aircraft and by general industry conditions and trends. An increase in the percentage of off-lease aircraft or a reduction in lease rates upon remarketing would negatively impact our revenues.
As a result of the COVID-19 pandemic, the Company has provided lease concessions to certain customers, primarily in the form of lease rental deferrals. While these deferral arrangements affect the timing of lease rental payments, the total amount of lease rental payments required over the lease is generally the same as that which was required under the original lease agreement. We account for the deferrals as if no modifications to the lease agreements were made and record the deferred rentals as a receivable within Other assets in our consolidated balance sheet. In a limited number of situations, we have agreed to broader restructurings of contractual terms, for example obtaining better security packages, term extensions, or other valuable considerations in exchange for short-term economic concessions.
If we determine that the collectability of rental payments is no longer probable (including any deferral thereof), we recognize lease rental revenue using a cash basis of accounting rather than an accrual method. In the period we conclude that collection of lease payments is no longer probable, we recognize any difference between revenue amounts recognized to date under the accrual method and payments that have been collected from the lessee, including security deposit amounts held, as a current period adjustment to lease rental revenue.
Under a lease, the lessee is responsible for performing maintenance on the relevant aircraft and will typically be required to make payments to us for heavy maintenance, overhaul or replacement of certain high-value components of the aircraft. These maintenance payments are based on hours or cycles of utilization or on calendar time, depending upon the component, and would be made either monthly in arrears or at the end of the lease term. For maintenance payments made monthly in arrears during a lease term, we will typically be required to reimburse all or a portion of these payments to the lessee upon their completion of the relevant heavy maintenance, overhaul or parts replacement. We record maintenance payments paid by the lessee during a lease as accrued maintenance liabilities in recognition of our obligation in the lease to refund such payments, and therefore we typically do not recognize maintenance revenue during the lease. Maintenance revenue recognition would occur at the end of a lease, when we are able to determine the amount, if any, by which reserve payments received exceed the amount we are required under the lease to reimburse to the lessee for heavy maintenance, overhaul or parts replacement. The amount of maintenance revenue we recognize in any reporting period is inherently volatile and is dependent upon several factors, including the timing of lease expirations, including scheduled and unscheduled expirations, the timing of maintenance events and the utilization of the aircraft by the lessee.
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
This estimated lease incentive is not recognized as a lease incentive liability at the inception of the lease. We recognize the lease incentive as a reduction of lease revenue on a straight-line basis over the life of the lease, with the offset being recorded as a lease incentive liability which is included in maintenance payments in our consolidated balance sheet. The payment to the lessee for the lease incentive liability is first recorded against the lease incentive liability and any excess above the lease incentive liability is recorded as a prepaid lease incentive asset which is included in other assets on the balance sheet and continues to amortize over the remaining life of the lease.
2020 Lease Expirations and Lease Placements
At June 30, 2020, the Company had 22 off-lease aircraft and sixteen aircraft with scheduled lease expirations in 2020. As of August 1, 2020, of these 38 aircraft, we have 28 aircraft, which account for 8% of our net book value at June 30, 2020, still to be placed or sold.
2021-2024 Lease Expirations and Lease Placements
Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in the period 2021-2024, representing the percentage of our net book value of flight equipment (including flight equipment held for lease and net investment in leases) at June 30, 2020, specified below:

•	2021: 16 aircraft, representing 5%;

•	2022: 33 aircraft, representing 10%;

•	2023: 37 aircraft, representing 11%; and

•	2024: 56 aircraft, representing 21%.
Operating Expenses
Operating expenses are comprised of depreciation of flight equipment held for lease, interest expense, SG&A expenses, aircraft impairment charges and maintenance and other costs. Because our operating lease terms generally require the lessee to pay for operating, maintenance and insurance costs, our portion of maintenance and other costs relating to aircraft reflected in our statement of income primarily relates to expenses for early lease terminations.

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
The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law on March 27, 2020. The CARES Act, among other things, includes provisions relating to net operating loss carrybacks, alternative minimum tax credit refunds, modification to the net interest expense deduction limitation and technical correction to the tax depreciation methods for qualified improvement property. While we continue to evaluate the potential application of the CARES Act provisions, the CARES Act did not materially impact the Company’s effective tax rate for the three months ended June 30, 2020.

Acquisitions and Sales
During the first six months of 2020, we acquired four aircraft for $82.3 million. As of August 1, 2020, we have not acquired any additional aircraft. At June 30, 2020, we had commitments to acquire 27 additional aircraft for $1.02 billion, including the acquisition of 25 new E-Jet E2 aircraft from Embraer. Of this amount, approximately $104.6 million represents commitments for the remainder of 2020. As of August 1, 2020, we have commitments to acquire 25 aircraft for $983.9 million.
We are in the process of deferring some of our E Jet E-2 deliveries scheduled to be delivered over the next twelve months to a later date which would reduce our commitments due within one year by approximately $111.3 million.
During the first six months of 2020, we sold eight aircraft for net proceeds of $155.6 million, and recognized net gains on sales of $26.8 million. As of August 1, 2020, we have not sold any additional aircraft.
The following table sets forth certain information with respect to the aircraft owned by us as of June 30, 2020:
AIRCASTLE AIRCRAFT INFORMATION (dollars in millions)

Owned Aircraft	As of June 30, 2020(1)	As of June 30, 2019(1)
Net Book Value of Flight Equipment	$7,186	$7,842
Net Book Value of Unencumbered Flight Equipment	$5,687	$5,957
Number of Aircraft	274	268
Number of Unencumbered Aircraft	238	226
Number of Lessees	80	89
Number of Countries	44	47
Weighted Average Age (years)(2)	10.3	9.5
Weighted Average Remaining Lease Term (years)(2)	4.3	4.6
Weighted Average Fleet Utilization during the three months ended June 30, 2020 and 2019(3)	95.1%	94.0%
Weighted Average Fleet Utilization during the six months ended June 30, 2020 and 2019(3)	97.0%	93.9%
Portfolio Yield for the three months ended June 30, 2020 and 2019(4)	9.7%	10.7%
Portfolio Yield for the six months ended June 30, 2020 and 2019(4)	10.5%	10.6%

Managed Aircraft on behalf of Joint Venture
Net Book Value of Flight Equipment	$321	$678
Number of Aircraft	9	15

(1)	Calculated using net book value at period end.

(2)	Weighted by net book value.

(3)
Aircraft on-lease days as a percent of total days in period weighted by net book value. The decrease from our historical utilization rate for the three and six months ended June 30, 2020 and 2019, was primarily due to early lease terminations.

(4)
Lease rental revenue, interest income and cash collections on our net investment in leases for the period as a percent of the average net book value for the period; quarterly information is annualized. The calculation of portfolio yield includes our net investment in leases in the average net book value, and the interest income and cash collections from our net investment in lease rentals.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of June 30, 2020			Owned Aircraft as of June 30, 2019
	Number of Aircraft		% of Net Book Value(1)	Number of Aircraft		% of Net Book Value(1)
Aircraft Type
Passenger:
Narrow-body	246		78%	238		74%
Wide-body	24		18%	26		22%
Total Passenger	270		96%	264		96%
Freighter	4		4%	4		4%
Total	274		100%	268		100%

Manufacturer
Airbus	186		64%	167		60%
Boeing	83		34%	96		38%
Embraer	5		2%	5		2%
Total	274		100%	268		100%

Regional Diversification
Asia and Pacific	89		39%	91		38%
Europe	98		27%	95		27%
Middle East and Africa	11		4%	17		8%
North America	28		10%	37		11%
South America	26		13%	23		13%
Off-lease	22	(2)	7%	5	(3)	3%

Total	274		100%	268		100%

(1)	Calculated using net book value at period end.

(2)
Consisted of one Airbus A320-200 and one Airbus A330-20 aircraft, each of which are scheduled to be delivered during the third quarter of 2020 to lessees in North America and Europe, respectively, and one Airbus A319-100, eleven Airbus A320-200 and five Airbus A330-200 and three Boeing 737-800 aircraft, which we are marketing for lease or sale.

(3)
Consisted of three Airbus A320-200 aircraft and one Airbus A330-200 aircraft, which were delivered on lease to two customers in South America during the third quarter of 2019, and one Airbus A330-200 aircraft, which is scheduled to be delivered on lease to a customer in Europe in the third quarter of 2020.

Our top ten customers with respect to aircraft we owned as of June 30, 2020, representing 109 aircraft and 41.7% of our net book value of flight equipment (includes Flight equipment held for lease and Net investment in leases), are as follows:

Customer	Percent of Net Book Value	Country	Number of Aircraft
IndiGo	8.8%	India	16
LATAM(1)	7.3%	Chile	13
easyJet	5.2%	United Kingdom	30
Air Canada	3.8%	Canada	6
Iberia	3.8%	Spain	15
Aerolineas Argentinas	2.9%	Argentina	5
American Airlines	2.7%	United States	7
AirBridgeCargo(2)	2.5%	Russia	2
Jeju Air	2.4%	South Korea	7
SpiceJet	2.3%	India	8

Total top ten customers	41.7%		109
All other customers	58.3%		165

Total all customers	100.0%		274

(1)	LATAM filed for Chapter 11 in May 2020.
(2) Guaranteed by Volga-Dnepr Airlines. We have one additional aircraft on lease with an affiliate.
Finance
We operate in a capital-intensive industry and have a demonstrated track record of raising substantial amounts of capital over the last fifteen years. Since our inception in late 2004, we have raised $1.69 billion in equity capital from private and public investors. We also raised $17.55 billion in debt capital from a variety of sources including export credit agency-backed debt, commercial bank debt, the aircraft securitization markets and the unsecured bond market. The diversity and global nature of our financing sources demonstrates our ability to adapt to changing market conditions and seize new growth opportunities.
We intend to fund new investments through cash on hand, funds generated from operations, maintenance payments received from lessees, secured and unsecured borrowings for aircraft, draws on our revolving credit facilities and proceeds from any future aircraft sales. We may repay all or a portion of such borrowings from time to time with the net proceeds from subsequent long-term debt financings, additional equity offerings or cash generated from operations and asset sales. Therefore, our ability to execute our business strategy, particularly the acquisition of additional commercial jet aircraft or other aviation assets, depends to a significant degree on our ability to obtain additional debt and equity capital on terms we deem attractive.
See “Liquidity and Capital Resources — Secured Debt Financings” and “Liquidity and Capital Resources — Unsecured Debt Financings” below.

RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2020 to the three months ended June 30, 2019:

	Three Months Ended June 30,
	2020	2019
	(Dollars in thousands)
Revenues:
Lease rental revenue	$172,380	$192,823
Direct financing and sales-type lease revenue	4,537	8,321
Amortization of lease premiums, discounts and incentives	(6,404)	(5,345)
Maintenance revenue	72,168	26,567
Total lease revenue	242,681	222,366
Gain (loss) on sale of flight equipment	(279)	346
Other revenue	13,050	704
Total revenues	255,452	223,416
Operating expenses:
Depreciation	88,117	89,578
Interest, net	56,226	66,377
Selling, general and administrative	13,564	18,317
Impairment of flight equipment	280,088	7,404
Maintenance and other costs	4,241	5,213
Total operating expenses	442,236	186,889

Other expense:
Loss on extinguishment of debt	(65)	—
Merger expenses	(220)	—
Other	1	(1,910)
Total other expense	(284)	(1,910)

Income (loss) from continuing operations before income taxes and earnings of unconsolidated equity method investments	(187,068)	34,617
Income tax provision	4,671	5,992
Earnings of unconsolidated equity method investments, net of tax	762	2,487
Net income (loss)	$(190,977)	$31,112
Revenues
Total revenues increased by $32.0 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019.
Lease rental revenue. The decrease in lease rental revenue of $20.4 million for the three months ended June 30, 2020, as compared to the same period in 2019, was primarily the result of:

•	a $15.6 million decrease due to the sale of 22 aircraft since April 1, 2019; and

•
a $21.9 million decrease due to early lease terminations and the recognition of lease rental revenue for certain customers using a cash basis of accounting rather than an accrual method – see Note 1 regarding our lease revenue recognition policy.

This decrease was partially offset by a $19.7 million increase in revenue, reflecting the impact of 39 aircraft purchased since April 1, 2019.
Direct financing and sales-type lease revenue. For the three months ended June 30, 2020, $4.5 million of interest income from direct financing and sales-type leases was recognized, as compared to $8.3 million recorded for the same period in 2019, primarily attributable to the early lease terminations of seven aircraft during the second quarter of 2020. Additionally, we sold two aircraft subject to direct financing and sales-type leases during the fourth quarter of 2019.

Amortization of lease premiums, discounts and lease incentives consisted of the following:

	Three Months Ended June 30,
	2020	2019
	(Dollars in thousands)
Amortization of lease premiums	$(5,070)	$(4,261)
Amortization of lease discounts	270	1,407
Amortization of lease incentives	(1,604)	(2,491)

Amortization of lease premiums, discounts and incentives	$(6,404)	$(5,345)
Maintenance revenue. For the three months ended June 30, 2020, we recorded $72.2 million of maintenance revenue, of which $38.8 million related to the early lease terminations of eleven narrow-body aircraft and $31.7 million related to the scheduled lease expirations of one narrow-body aircraft and one wide-body aircraft – see “Summary of Recoverability Assessment and Other Impairments” below. For the same period in 2019, we recorded $26.6 million maintenance revenue, primarily due to the transition of ten narrow-body and one wide-body aircraft, including $17.6 million related to the early lease terminations with one lessee in Asia.
Other revenue increased by $12.3 million to $13.1 million for the three months ended June 30, 2020, as compared to $0.7 million for the same period in 2019, primarily due to $12.8 million of security deposits recognized into revenue related to the early lease terminations of eleven narrow-body aircraft.
Operating expenses
Total operating expenses increased by $255.3 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019.
Depreciation expense decreased by $1.5 million for the three months ended June 30, 2020 as compared to the same period in 2019, primarily due a decrease of $9.6 million resulting from 22 aircraft sold since April 1, 2019 and lower depreciation on aircraft subject to impairment charges recorded during 2020. This is partially offset by higher depreciation of $7.2 million due to 39 aircraft acquired since April 1, 2019.
Interest, net consisted of the following:

	Three Months Ended June 30,
	2020	2019
	(Dollars in thousands)
Interest on borrowings and other liabilities	$53,136	$63,639
Amortization of deferred losses related to interest rate derivatives	—	—
Amortization of deferred financing fees and debt discount	3,259	3,594
Interest expense	56,395	67,233
Less: Interest income	(169)	(856)

Interest, net	$56,226	$66,377
Interest, net decreased by $10.2 million as compared to the three months ended June 30, 2019, primarily as a result of lower weighted average interest rates, partially offset by higher weighted average debt outstanding.
Selling, general and administrative expenses for the three months ended June 30, 2020 decreased $4.8 million as compared to the same period in 2019, primarily attributable to lower share-based compensation expense of $3.2 million and lower personnel and travel costs of $2.1 million, partially offset by a provision for credit losses of $1.2 million related to the change in our allowance for credit losses since the adoption of ASC 326 on January 1, 2020.
Impairment of aircraft. We recorded impairment charges of $280.1 million related to sixteen aircraft during the three months ended June 30, 2020 compared to impairment charges of $7.4 million related to seven aircraft during the three months ended June 30, 2019. See “Summary of Recoverability Assessment and Other Impairments” below for a detailed discussion of impairment charges related to certain aircraft.

Maintenance and other costs were $4.2 million for the three months ended June 30, 2020, a decrease of $1.0 million compared to the same period in 2019. The three months ended June 30, 2019, included higher maintenance costs for eighteen unscheduled transitions due to early lease terminations related to two lessees.
Other expense
Total other expense decreased by $1.6 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. The decrease was primarily attributable to favorable mark-to-market adjustments on our interest rate caps of $1.9 million.
Income tax provision
Our provision for income taxes for the three months ended June 30, 2020 and 2019 was $4.7 million and $6.0 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland and the United States. The decrease in our income tax provision of $1.3 million for the three months ended June 30, 2020, as compared to the same period in 2019, was primarily attributable to changes in operating income subject to tax in Ireland, the United States and other jurisdictions. The three months ended June 30, 2020, included net impairment charges of $197.6 million in a low-tax jurisdiction. The three months ended June 30, 2020, also included discrete items totaling $4.0 million in tax benefits. The second quarter of 2019 included a discrete item of $2.8 million related to a fair value adjustment on an intercompany asset transfer.

RESULTS OF OPERATIONS
Comparison of the six months ended June 30, 2020 to the six months ended June 30, 2019:

	Six Months Ended June 30,
	2020	2019
	(Dollars in thousands)
Revenues:
Lease rental revenue	$371,300	$374,057
Direct financing and sales-type lease revenue	11,303	16,764
Amortization of lease premiums, discounts and incentives	(12,100)	(11,056)
Maintenance revenue	118,720	42,968
Total lease revenue	489,223	422,733
Gain on sale of flight equipment	26,770	12,348
Other revenue	21,957	2,262
Total revenues	537,950	437,343
Operating expenses:
Depreciation	177,822	174,313
Interest, net	117,733	129,840
Selling, general and administrative	75,946	36,317
Impairment of flight equipment	342,745	7,404
Maintenance and other costs	8,997	12,617
Total operating expenses	723,243	360,491

Other expense:
Loss on extinguishment of debt	(4,020)	—
Merger expenses	(32,430)	—
Other	(111)	(3,971)
Total other expense	(36,561)	(3,971)

Income (loss) from continuing operations before income taxes and earnings of unconsolidated equity method investments	(221,854)	72,881
Income tax provision	4,820	9,090
Earnings of unconsolidated equity method investments, net of tax	1,476	2,131
Net income (loss)	$(225,198)	$65,922
Revenues
Total revenues increased by $100.6 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019.
Lease rental revenue. The decrease in lease rental revenue of $2.8 million for the six months ended June 30, 2020, as compared to the same period in 2019, was primarily the result of:

•	a $30.1 million decrease due to the sale of 23 aircraft since January 1, 2019; and

•
a $21.3 million decrease due to early lease terminations and the recognition of lease rental revenue for certain customers using a cash basis of accounting rather than an accrual method – see Note 1 regarding our lease revenue recognition policy.

This decrease was partially offset by a $48.9 million increase in revenue, reflecting the impact of 52 aircraft purchased since January 1, 2019.
Direct financing and sales-type lease revenue. For the six months ended June 30, 2020, $11.3 million of interest income from direct financing and sales-type leases was recognized, as compared to $16.8 million recorded for the same period in

2019, primarily attributable to the sale of two aircraft subject to direct financing and sales-type leases during the fourth quarter of 2019 and early lease terminations of seven aircraft during the second quarter of 2020.
Amortization of lease premiums, discounts and lease incentives consisted of the following:

	Six Months Ended June 30,
	2020	2019
	(Dollars in thousands)
Amortization of lease premiums	$(8,599)	$(8,298)
Amortization of lease discounts	646	2,833
Amortization of lease incentives	(4,147)	(5,591)

Amortization of lease premiums, discounts and incentives	$(12,100)	$(11,056)
Maintenance revenue. For the six months ended June 30, 2020, we recorded $118.7 million of maintenance revenue, primarily comprised of $79.3 million related to the early lease terminations of eleven narrow-body aircraft and four wide-body aircraft, as well as $39.2 million related to the scheduled lease expirations of four narrow-body aircraft and one wide-body aircraft - see “Summary of Recoverability Assessment and Other Impairments” below. For the same period in 2019, we recorded $43.0 million maintenance revenue, primarily due to the transition of 21 narrow-body aircraft and three wide-body aircraft, including cash maintenance revenue received for ten narrow-body aircraft from one lessee South America and $17.6 million related to the early lease terminations with one lessee in Asia.
Gain on sale of flight equipment increased by $14.4 million to $26.8 million for the six months ended June 30, 2020, as compared to gains of $12.3 million for the same period in 2019. During the six months ended of 2020, we sold eight aircraft, including the receipt of insurance proceeds for one aircraft, as compared to the sale of four aircraft during the six months ended of 2019. We also recognized gains totaling $3.7 million resulting from the transition of two aircraft from operating to net investment in direct financing and sales-type leases during the six months ended June 30, 2019.
Other revenue increased by $19.7 million to $22.0 million for the six months ended June 30, 2020, as compared to $2.3 million for the same period in 2019, primarily due to $21.6 million of security deposits recognized into revenue related to the early lease terminations of four wide-body aircraft and eleven narrow-body aircraft. This was partially offset by lower service fees of $1.6 million related to the liquidation of our joint venture with an affiliate of the Ontario Teachers’ Pension Plan.
Operating expenses
Total operating expenses increased by $362.8 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019.
Depreciation expense increased by $3.5 million for the six months ended June 30, 2020 as compared to the same period in 2019. The increase is primarily the result of higher depreciation of $18.5 million due to 52 aircraft acquired since January 1, 2019, partially offset by a decrease of $16.1 million resulting from 24 aircraft sold since January 1, 2019 and lower depreciation related to aircraft subject to aircraft impairments recorded during 2020.

Interest, net consisted of the following:

	Six Months Ended June 30,
	2020	2019
	(Dollars in thousands)
Interest on borrowings and other liabilities	$111,562	$123,918
Amortization of deferred losses related to interest rate derivatives	—	184
Amortization of deferred financing fees and debt discount	6,840	6,958
Interest expense	118,402	131,060
Less: Interest income	(669)	(1,220)

Interest, net	$117,733	$129,840
Interest, net decreased by $12.1 million as compared to the six months ended June 30, 2019, primarily as a result of lower weighted average interest rates, partially offset by higher weighted average debt outstanding.
Selling, general and administrative expenses for the six months ended June 30, 2020 increased $39.6 million as compared to the same period in 2019, primarily attributable to net share-based compensation expense of $38.7 million recognized as a result of the Merger and a provision for credit losses of $4.8 million related to the change in our allowance for credit losses since the adoption of ASC 326 on January 1, 2020.
Impairment of aircraft. We recorded impairment charges of $342.7 million during the six months ended June 30, 2020 related to 20 aircraft. During the six months ended June 30, 2019, the Company recorded impairment charges of $7.4 million related to seven aircraft. See “Summary of Recoverability Assessment and Other Impairments” below for a detailed discussion of impairment charges related to certain aircraft.
Maintenance and other costs were $9.0 million for the six months ended June 30, 2020, a decrease of $3.6 million compared to the same period in 2019. The six months ended June 30, 2019 included higher costs for scheduled transitions and higher than projected lessor contributions towards the cost of maintenance events for aircraft acquired with attached leases.
Other expense
Total other expense increased by $32.6 million to $36.6 million for the six months ended June 30, 2020, as compared to $4.0 million for the six months ended June 30, 2019. The increase was attributable to $32.4 million of legal and banking expenses related to the Merger and a $4.0 million loss on extinguishment of debt due to the early repayment of secured debt for five aircraft, partially offset by favorable mark-to-market adjustments on our interest rate caps of $3.9 million.
Income tax provision
Our provision for income taxes for the six months ended June 30, 2020 and 2019 was $4.8 million and $9.1 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland and the United States. The decrease in our income tax provision of $4.3 million for the six months ended June 30, 2020, as compared to the same period in 2019, was primarily attributable to changes in operating income subject to tax in Ireland, the United States and other jurisdictions. The six months ended June 30, 2020, included discrete items totaling $1.0 million in tax benefits. The six months ended June 30, 2019 included a discrete item of $2.8 million related to a fair value adjustment on an intercompany asset transfer. During the six months ended June 30, 2020, we incurred net impairment charges of $206.7 million and a significant decrease in Bermuda income primarily related to Merger expenses of $32.4 million.
Summary of Recoverability Assessment and Other Impairments
During the six months ended June 30, 2020, the Company recorded impairment charges related to twenty aircraft due to scheduled lease expirations, early lease terminations, lessee defaults and/or protective filings, or as a result of our annual recoverability assessment conducted during the second quarter of 2020. These twenty aircraft were comprised of eleven narrow-body and nine wide-body aircraft. The Company recorded impairment charges totaling $342.7 million and recognized

$136.2 million of maintenance reserves, security deposits and lease rentals received in advance into revenue during the six months ended June 30, 2020. Please refer to the sections below for additional details.
Transactional Impairments
In February 2020, the Company initiated a process to accept the redelivery of four wide-body aircraft prior to their scheduled lease expirations due to a lessee default.  As a result, the Company recorded impairment charges of $62.7 million and recognized $38.8 million of maintenance revenue, $8.7 million of security deposits, and $5.9 million of lease rentals received in advance into revenue during the first quarter of 2020.
During the second quarter, the Company recorded impairment charges totaling $77.3 million related to eleven aircraft due to the scheduled lease expirations of one narrow-body aircraft and one wide-body aircraft, as well as the early terminations of nine narrow-body aircraft. The Company recognized $70.0 million of maintenance revenue and $12.8 million of security deposits into revenue related to these eleven aircraft during the second quarter of 2020.
During the second quarter, six of our customers filed for bankruptcy protection. As a result, the Company reviewed the related aircraft for recoverability and recorded impairment charges of $159.8 million during the second quarter of 2020 related to three wide-body aircraft which we lease to the airline.
Annual Recoverability Assessment
We completed our annual recoverability assessment of our aircraft in the second quarter of 2020. In addition to the transactional impairments discussed above, we recorded impairment charges totaling $43.0 million related to one narrow-body and one wide-body aircraft as a result of our annual recoverability assessment. Although we have completed our annual recoverability assessment, we will continue to monitor the developments of the COVID-19 virus throughout the remainder of the year. We will closely monitor the impact of the virus on our customers, air traffic, lease rental rates, and aircraft valuations, and will perform additional customer and aircraft specific reviews should changes in facts and circumstances arise that may impact the recoverability of our aircraft. We will focus on our customers that have entered judicial insolvency proceedings and any additional customers that may become subject to similar-type proceedings, aircraft with near-term lease expirations, and certain aircraft variants that are more susceptible to the impact of COVID-19 and value deteriorations.
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
If our estimates or assumptions change, including those related to our customers that have entered judicial insolvency proceedings, we may revise our cash flow assumptions and record future impairment charges. While we believe that the estimates and related assumptions used in the annual recoverability assessment are appropriate, actual results could differ from those estimates.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
See Note 1 – “Summary of Significant Accounting Policies – Organization and Basis of Presentation” in the Notes to Unaudited Consolidated Financial Statements above.
RECENT UNADOPTED ACCOUNTING PRONOUNCEMENTS
See Note 1 – “Summary of Significant Accounting Policies – Recent Accounting Pronouncements” in the Notes to Unaudited Consolidated Financial Statements above.
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
During the first six months of 2020, we met our liquidity and capital resource needs with $63.3 million of cash flow from operations, $650.0 million from our revolving credit facilities and $155.6 million of cash from aircraft sales.
As of June 30, 2020, the weighted-average maturity of our secured and unsecured debt financings was 3.1 years and we were in compliance with all applicable covenants. Depending upon our actual results for the remainder of our fiscal year, we may fail our EBITDA to Cash Interest covenant ratio for our ACS 2016 secured financing at the end of the fourth quarter. We are in discussions with the ACS 2016 banks to modify the definition of our EBITDA to Cash Interest ratio to Adjusted EBITDA to Cash Interest, to be consistent with our other debt covenants. If we fail to modify the EBITDA to Cash Interest covenant ratio and our EBITDA for the full year declines, we may be required to repay the outstanding loan balance, which was $235.8 million as of June 30, 2020. We have sufficient liquidity to repay the outstanding loan plus interest.
We have agreed to defer some near-term lease payments with certain of our airline customers. As of August 1, 2020, we have agreed to defer approximately $99.0 million in near-term lease payments with 40 airlines, which these airline customers have agreed to repay over time. If air traffic remains depressed over an extended period and if our customers are unable to obtain sufficient funds from private, government or other sources, we may need to extend further deferrals to some of our other customers or to extend the deferrals we have already made. We may ultimately be unable to collect all the amounts we have deferred.
We believe we have sufficient liquidity to meet our contractual obligations over the next twelve months and as of August 1, 2020, have $971 million of liquidity from cash on hand, working capital and/or available credit lines. In addition, we believe payments received from lessees and other funds generated from operations, unsecured bond offerings, secured borrowings for aircraft, borrowings under our revolving credit facilities and other borrowings and proceeds from future aircraft sales will be sufficient to satisfy our liquidity and capital resource needs over the next twelve months. Our liquidity and capital resource needs include payments due under our aircraft purchase obligations, required principal and interest payments under our long-term debt facilities, expected capital expenditures, lessee maintenance payment reimbursements and lease incentive payments over the next twelve months.

Cash Flows

	Six Months Ended June 30,
	2020	2019
	(Dollars in thousands)
Net cash flow provided by operating activities	$63,339	$245,612
Net cash flow provided by (used in) investing activities	92,421	(591,055)
Net cash flow provided by financing activities	13,183	692,714
Operating Activities:
Cash flow provided by operations was $63.3 million and $245.6 million for the six months ended June 30, 2020 and 2019, respectively. The decrease in cash flow provided by operations of $182.3 million for the six months ended June 30, 2020 was primarily attributable to a decrease in cash from working capital.
The COVID-19 pandemic has severely and negatively impacted air travel and our customers’ financial performance as a result of a variety of factors. The impact of COVID-19, together with lease concessions given to certain of our airline customers in the form of lease rental deferrals, has resulted in slower cash collections during the six months ended June 30, 2020. Lease rental receivables, including deferred lease rentals, on our consolidated balance sheet have increased $85.1 million during the six months ended June 30, 2020. In addition, as compared to the six months ended June 30, 2019, the six months ended June 30, 2020 includes lower lease rental revenues of $21.3 million due to fifteen early lease terminations and the recognition of revenue for certain customers using a cash basis of accounting rather than an accrual method - see Note 1 regarding our lease revenue recognition policy.
Cash flow provided by operations for the six months ended June 30, 2020 also includes $36.3 million of cash paid for Merger expenses.
Investing Activities:
Cash flow provided by investing activities was $92.4 million and cash flow used in investing activities was $591.1 million for the six months ended June 30, 2020 and 2019, respectively. The increase in cash flow provided by investing activities of $683.5 million for the six months ended June 30, 2020 versus the same period in 2019 was primarily a result of a $608.3 million decrease in the acquisition and improvement of flight equipment and a $98.6 million increase in aircraft proceeds from the sale of flight equipment.
These inflows were offset by a $28.3 million increase in aircraft purchase deposits and progress payments, net of returned deposits.
Financing Activities:
Cash flow provided by financing activities was $13.2 million and $692.7 million for the six months ended June 30, 2020 and 2019, respectively. The decrease in cash flow provided by financing activities of $679.5 million for the six months ended June 30, 2020 versus the same period in 2019 was primarily a result of a $694.7 million decrease in proceeds from secured and unsecured financings, net of repayments.

Debt Obligations
For complete information on our debt obligations, please refer to Note 7 - “Secured and Unsecured Debt Financings” in the Notes to Unaudited Consolidated Financial Statements above.
Contractual Obligations
Our contractual obligations consist of principal and interest payments on debt financings, aircraft acquisitions and rent payments related to our office leases. Total contractual obligations decreased to $6.83 billion at June 30, 2020 from $7.03 billion at December 31, 2019, primarily due to a decrease in principal payments for senior notes and secured financings, as well as purchase obligations, partially offset by an increase in borrowings under our revolving credit facilities.
The following table presents our actual contractual obligations and their payment due dates as of June 30, 2020:

	Payments Due by Period as of June 30, 2020
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	More than 5 years
	(Dollars in thousands)
Principal payments:
Senior Notes due 2021 - 2026	$3,300,000	$500,000	$1,000,000	$1,150,000	$650,000
DBJ Term Loan	215,000	—	60,000	155,000	—
Revolving Credit Facilities	650,000	—	650,000	—	—
ECA Financings	45,443	14,529	18,930	11,984	—
Bank Financings	937,605	89,537	341,555	470,769	35,744
Total principal payments	5,148,048	604,066	2,070,485	1,787,753	685,744

Interest payments on debt obligations(1)	645,263	200,898	299,226	117,260	27,879
Office leases(2)	14,158	1,877	3,588	3,455	5,238
Purchase obligations(3)	1,022,423	269,660	602,595	150,168	—

Total	$6,829,892	$1,076,501	$2,975,894	$2,058,636	$718,861

(1)	Future interest payments on variable rate, LIBOR-based debt obligations are estimated using the interest rate in effect at June 30, 2020.

(2)	Represents contractual payment obligations for our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.

(3)
At June 30, 2020, we had commitments to acquire 27 aircraft for $1.02 billion, including 25 new E-Jet E2 aircraft from Embraer S.A. These amounts include estimates for pre-delivery deposits, contractual price escalation and other adjustments. As of August 1, 2020, we have commitments to acquire 25 aircraft for $983.9 million. We are in the process of deferring some of our E Jet E-2 deliveries scheduled to be delivered over the next twelve months to a later date which would reduce our commitments due within one year by approximately $111.3 million.

Capital Expenditures
From time to time, we make capital expenditures to maintain or improve our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the six months ended June 30, 2020 and 2019, we incurred a total of $13.4 million and $17.6 million, respectively, of capital expenditures (including lease incentives) related to the improvement of aircraft.
As of June 30, 2020, the weighted average age by net book value of our aircraft was approximately 10.3 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Our lease agreements call for the lessee to be primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft, such as lessee default, or a lessee fails to meet its maintenance obligations under the lease agreement. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.

Actual maintenance payments to us by lessees in the future may be less than projected as a result of several factors, including defaults by the lessees. Maintenance reserves may not cover the entire amount of actual maintenance expenses incurred and, where these expenses are not otherwise covered by the lessees, there can be no assurance that our operational cash flow and maintenance reserves will be sufficient to fund maintenance requirements, particularly as our aircraft age. See Item 1A. “Risk Factors - Risks Related to Our Business - Risks related to our leases - If lessees are unable to fund their maintenance obligations on our aircraft, we may incur increased costs at the conclusion of the applicable lease” in our 2019 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We entered into a joint venture arrangement in order to help expand our base of new business opportunities. This joint venture does not qualify for consolidated accounting treatment. The assets and liabilities of this entity are not included in our Consolidated Balance Sheets and we record our net investment under the equity method of accounting. See Note 5 – “Unconsolidated Equity Method Investments” in the Notes to Unaudited Consolidated Financial Statements above.
We hold a 25% equity interest in our joint venture with Mizuho Leasing and as of June 30, 2020, the net book value of its nine aircraft was $321.1 million.
Foreign Currency Risk and Foreign Operations
At June 30, 2020, all our leases are payable to us in U.S. dollars. However, we incur Euro and Singapore dollar-denominated expenses in connection with our subsidiaries in Ireland and Singapore. For the six months ended June 30, 2020, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated approximately $11.5 million in U.S. dollar equivalents and represented approximately 15.1% of total selling, general and administrative expenses (or 22.0% when excluding share-based compensation expense, of which a large portion relates to employees domiciled in the U.S.). Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, our international operations and our exposure to foreign currency risk will likely increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases, we may enter into hedging transactions in the future to mitigate this risk. For the six months ended June 30, 2020 and 2019, we incurred insignificant net gains and losses on foreign currency transactions.
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

The table below shows the reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Net income (loss)	$(190,977)	$31,112	$(225,198)	$65,922
Depreciation	88,117	89,578	177,822	174,313
Amortization of lease premiums, discounts and incentives	6,404	5,345	12,100	11,056
Interest, net	56,226	66,377	117,733	129,840
Income tax provision	4,671	5,992	4,820	9,090
EBITDA	(35,559)	198,404	87,277	390,221
Adjustments:
Impairment of flight equipment	280,088	7,404	342,745	7,404
Equity share of joint venture impairment	—	—	—	2,724
Loss on extinguishment of debt	65	—	4,020	—
Non-cash share-based payment expense	—	3,177	38,727	5,903
Merger related expenses(1)	220	—	34,990	—
(Gain) loss on mark-to-market of interest rate derivative contracts	(1)	1,915	113	3,995

Adjusted EBITDA	$244,813	$210,900	$507,872	$410,247
______________
(1) Included $32.4 million in Other expense and $2.6 million in Selling, general and administrative expenses.
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

•
adjustments required in calculating covenant ratios and compliance as that term is defined in the indenture governing our senior unsecured notes which may not be comparable to similarly titled measures used by other companies.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. These risks are highly sensitive to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates. Our primary interest rate exposures relate to our lease agreements, floating rate debt obligations and interest rate derivatives. Rent payments under our aircraft lease agreements typically do not vary during the term of the lease according to changes in interest rates. However, our borrowing agreements generally require payments based on a variable interest rate index, such as LIBOR. Therefore, to the extent our borrowing costs are not fixed, increases in interest rates may reduce our net income by increasing the cost of our debt without any corresponding increase in rents or cash flow from our securities. If LIBOR is no longer available or in certain other circumstances as described in the borrowing agreements, the applicable borrowing agreements provide a mechanism for determining an alternative rate of interest. There is no assurance that any such alternative, successor or replacement reference rate will be similar to, or produce the same value or economic equivalence of, LIBOR.
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
A hypothetical 100-basis point increase/decrease in interest rates on our leases subject to variable rental rates would increase/decrease the minimum contracted rentals in our portfolio as of June 30, 2020 by $4.0 million and $1.5 million, respectively, over the next twelve months. As of June 30, 2020, a hypothetical 100-basis point increase/decrease in interest rates on our variable rate borrowings would result in an interest expense increase/decrease of $10.0 million and $3.3 million, respectively, net of amounts received from our interest rate derivatives, over the next twelve months. We have an interest rate cap to hedge a portion of our floating rate interest exposure which is set at 2% and has a current notional balance of $235.0 million and reduces over time to $215.0 million. The cap matures in September 2021.

ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2020. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the disclosure related to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, as filed with the SEC.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019; (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three and six months ended June 30, 2020 and 2019; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2020 and 2019; and (v) Notes to Unaudited Consolidated Financial Statements.*

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
Dated: August 3, 2020

AIRCASTLE LIMITED
(Registrant)
By:	/s/ James C. Connelly
James C. Connelly
Chief Accounting Officer and Authorized Officer