Form 10-QT
period 2020-02-29
Aircastle LTD
filed 2020-11-12
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from January 1, 2020 to February 29, 2020
Commission File number 001-32959
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of October 30, 2020, there were 14,048 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries
Form 10-Q
Introductory Note

On September 30, 2020, the Board of Directors for Aircastle Limited (“Aircastle” or “the Company”) unanimously agreed to change the Company’s fiscal year end to the twelve-month period ended the last day in February. This change better aligns the Company’s financial reporting period with the financial reporting cycle of its shareholders, Marubeni Corporation and Mizuho Leasing Company, Limited.
As such, this Transition Report on Form 10-Q represents the unaudited financial statements for the two months ended February 29, 2020. In the future, the Company will file quarterly results for the periods ended May 31st, August 31st and November 30th. In January of 2021, the Company expects to file its Form 10-Q with the Securities Exchange Commission for the five and nine month periods ended November 30, 2020.

Aircastle Limited and Subsidiaries
Form 10-Q

PART I. — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	February 29, 2020	December 31, 2019
	(Unaudited)
ASSETS
Cash and cash equivalents	$166,083	$140,882
Restricted cash and cash equivalents	5,354	14,561
Accounts receivable	27,269	18,006
Flight equipment held for lease, net of accumulated depreciation of $1,542,938 and $1,501,664, respectively	7,142,987	7,375,018
Net investment in leases, net of allowance for credit losses of $6,558 and $0, respectively	426,252	419,396
Unconsolidated equity method investments	33,470	32,974
Other assets	206,617	201,209
Total assets	$8,008,032	$8,202,046

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings, net of debt issuance costs and discounts	$1,012,518	$1,129,345
Borrowings from unsecured financings, net of debt issuance costs and discounts	3,884,235	3,932,491
Accounts payable, accrued expenses and other liabilities	207,114	172,114
Lease rentals received in advance	107,944	108,060
Security deposits	109,663	124,954
Maintenance payments	650,369	682,398
Total liabilities	5,971,843	6,149,362

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $0.01 par value, 250,000,000 shares authorized, 75,076,794 shares issued and outstanding at February 29, 2020; and 75,122,129 shares issued and outstanding at December 31, 2019	751	751
Additional paid-in capital	1,456,977	1,446,664
Retained earnings	578,461	605,269
Total shareholders’ equity	2,036,189	2,052,684
Total liabilities and shareholders’ equity	$8,008,032	$8,202,046

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Two Months Ended February 29/28,
	2020	2019
Revenues:
Lease rental revenue	$131,119	$121,919
Direct financing and sales-type lease revenue	4,447	5,660
Amortization of lease premiums, discounts and incentives	(3,669)	(3,632)
Maintenance revenue	41,214	1,877
Total lease revenue	173,111	125,824
Gain on sale of flight equipment	15,354	4,173
Other revenue	9,183	384
Total revenues	197,648	130,381

Operating expenses:
Depreciation	59,853	56,064
Interest, net	41,038	42,163
Selling, general and administrative (including non-cash share-based payment expense of $10,678 and $1,602 for the two months ended February 29, 2020 and February 28, 2019, respectively)	23,189	11,646
Impairment of flight equipment	62,657	—
Maintenance and other costs	1,703	3,480
Total operating expenses	188,440	113,353

Other expense:
Loss on extinguishment of debt	(3,955)	—
Other	(415)	(375)
Total other expense	(4,370)	(375)

Income from continuing operations before income taxes and earnings of unconsolidated equity method investments	4,838	16,653
Income tax provision	1,675	752
Earnings of unconsolidated equity method investments, net of tax	496	1,611
Net income	$3,659	$17,512

Earnings per common share - Basic:
Net income per share	$0.05	$0.23

Earnings per common share - Diluted
Net income per share	$0.05	$0.23

Dividends declared per share	$0.32	$0.30

Other comprehensive income, net of tax:
Net derivative loss reclassified into earnings	—	184
Other comprehensive income	—	184

Total comprehensive income	$3,659	$17,696
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Two Months Ended February 29/28,
	2020	2019
Cash flows from operating activities:
Net income	$3,659	$17,512
Adjustments to reconcile net income to net cash and restricted cash provided by operating activities:
Depreciation	59,853	56,064
Amortization of deferred financing costs	2,446	2,252
Amortization of lease premiums, discounts and incentives	3,669	3,632
Deferred income taxes	1,453	—
Non-cash share-based payment expense	10,678	1,602
Cash flow hedges reclassified into earnings	—	184
Collections on net investment in leases	5,658	4,235
Security deposits and maintenance payments included in earnings	(47,293)	365
Gain on sale of flight equipment	(15,354)	(4,173)
Loss on extinguishment of debt	3,955	—
Impairment of flight equipment	62,657	—
Other	(114)	(1,780)
Changes in certain assets and liabilities:
Accounts receivable	(6,377)	(2,891)
Other assets	5,786	(10,300)
Accounts payable, accrued expenses and other liabilities	10,205	16,656
Lease rentals received in advance	143	238
Net cash and restricted cash provided by operating activities	101,024	83,596
Cash flows from investing activities:
Acquisition and improvement of flight equipment	(23,035)	(66,616)
Proceeds from sale of flight equipment	103,679	1,707
Aircraft purchase deposits and progress payments, net of returned deposits and aircraft sales deposits	(4,614)	17,198
Unconsolidated equity method investments and associated costs	—	(3,450)
Other	(56)	691
Net cash and restricted cash provided by (used in) investing activities	75,974	(50,470)
Cash flows from financing activities:
Repurchase of shares	(2,370)	(11,424)
Proceeds from secured and unsecured debt financings	100,000	—
Repayments of secured and unsecured debt financings	(268,799)	(60,716)
Debt extinguishment costs	(2,685)	—
Deferred financing costs	—	(368)
Security deposits and maintenance payments received	29,806	30,106
Security deposits and maintenance payments returned	(16,956)	(25,286)
Dividends paid	—	8
Net cash and restricted cash used in financing activities	(161,004)	(67,680)
Net increase (decrease) in cash and restricted cash:	15,994	(34,554)
Cash and restricted cash at beginning of period	155,443	167,853
Cash and restricted cash at end of period	$171,437	$133,299

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
(Unaudited)

	Two Months Ended February 29/28,
	2020	2019
Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	$166,083	$116,955
Restricted cash and cash equivalents	5,354	16,344

Unrestricted and restricted cash and cash equivalents	$171,437	$133,299

Supplemental disclosures of cash flow information:
Cash paid for interest	$21,487	$19,316
Cash (received) paid for income taxes	$(15)	$(1,585)
Supplemental disclosures of non-cash investing activities:
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets assumed in asset acquisitions	$7,873	$3,749
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets settled in sale of flight equipment	$16,693	$656
Transfers from flight equipment held for lease to Net investment in leases and Other assets	$31,821	$42,709

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share amounts)
(Unaudited)

	Two Months Ended February 29, 2020
			Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Common Shares
	Shares	Amount
Balance, December 31, 2019	75,122,129	$751	$1,446,664	$605,269	$—	$2,052,684
Issuance of common shares to directors and employees	28,568	1	(1)	—	—	—
Repurchase of common shares from stockholders, directors and employees	(73,903)	(1)	(2,369)	—	—	(2,370)
Amortization of share-based payments	—	—	10,678	—	—	10,678
Reclassification of prior year director stock award liability	—	—	2,005	—	—	2,005
Dividends declared	—	—		(24,025)	—	(24,025)
Net income	—	—	—	3,659	—	3,659
Adoption of accounting standard	—	—	—	(6,442)	—	(6,442)
Balance, February 29, 2020	75,076,794	$751	$1,456,977	$578,461	$—	$2,036,189

	Two Months Ended February 28, 2019
			Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Common Shares
	Shares	Amount
Balance, December 31, 2018	75,454,511	$754	$1,468,779	$539,332	$(184)	$2,008,681
Issuance of common shares to directors and employees	255,880	3	(3)	—	—	—
Repurchase of common shares from stockholders, directors and employees	(644,045)	(6)	(11,418)	—	—	(11,424)
Amortization of share-based payments	—	—	1,425	—	—	1,425
Dividends declared	—	—	—	(22,511)	—	(22,511)
Net income	—	—	—	17,512	—	17,512
Net derivative loss reclassified into earnings	—	—	—	—	184	184

Balance, February 28, 2019	75,066,346	$751	$1,458,783	$534,333	$—	$1,993,867

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
February 29, 2020

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
Aircastle is a holding company that conducts its business through subsidiaries. Aircastle directly or indirectly owns all the outstanding common shares of its subsidiaries. The consolidated financial statements presented are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The Company manages, analyzes and reports on its business and results of operations on the basis of one operating segment: leasing, financing, selling and managing commercial flight equipment. Our Chief Executive Officer is the chief operating decision maker.
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
Effective January 1, 2020, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 326, Financial Instruments - Credit Losses (“ASC 326”). The standard applies to entities holding financial assets and net investments in leases that are not accounted for at fair value through net income. The standard affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and other financial assets not excluded from the scope that have the contractual right to receive cash. Net investment in leases comprised the Company’s financial asset principally affected by the standard. Operating lease receivables are not within the scope of ASC 326.
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
February 29, 2020
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
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure subsequent to the balance sheet date of February 29, 2020, through the date on which the consolidated financial statements included in this Transition Report on Form 10-Q were issued.
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
February 29, 2020
account for the deferrals as if no modifications to the lease agreements were made and record the deferred rentals as a receivable within Other assets in our consolidated balance sheet. We continue to recognize lease rental revenue for such receivables to the extent collectability is probable.
The COVID-19 virus has had an unprecedented negative impact on the global economy, and in particular on the aviation sector. Since March 2020, there has been a dramatic slowdown in air traffic, with many markets in near complete shutdown. According to IATA, air travel is down to approximately 20% of normal levels and a recovery to pre-pandemic levels is not expected for several years. Substantially all of the world’s airlines are experiencing financial difficulties and liquidity challenges. While we believe the long-term demand for air travel will return to historical trends over time, the near-term impacts of the COVID-19 virus’ economic shock are material; the extent and duration of which cannot currently be determined.
Airlines have been seeking to preserve liquidity through a combination of requesting government support, raising debt and equity, delaying or canceling new aircraft orders, furloughing employees, as well as requesting deferrals from lessors. We have agreed to defer near-term lease payments with certain of our airline customers, which they are obliged to repay over time. As of October 30, 2020, we have agreed to defer approximately $101,000 in near-term lease payments with 40 airlines, including $9,594 that appear in our Consolidated Balance Sheet as components of Accounts receivable or Other assets. If air traffic remains depressed over an extended period and if our customers are unable to obtain sufficient funds from private, governmental or other sources, we may need to extend further deferrals to some of our other customers or to extend the deferrals we have already made. We may ultimately not be able to collect all the amounts we have deferred.
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
We are closely monitoring the impact of the COVID-19 virus on our customers, air traffic, lease rental rates, and aircraft valuations, and will perform additional customer and aircraft specific reviews should changes in facts and circumstances arise that may impact the recoverability of our aircraft. We will focus on our customers that have entered judicial insolvency proceedings and any additional customers that may become subject to similar-type proceedings, aircraft with near-term lease expirations, and certain aircraft variants that are more susceptible to the impact of COVID-19 and value deterioration.
Net Investment in Leases
If a lease meets specific criteria at lease commencement or at the effective date of a lease modification, we recognize the lease as a direct financing or sales-type lease. The net investment in direct financing and sales- type leases

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
February 29, 2020
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
The net investment in leases is recorded in the consolidated financial statements net of an allowance for credit losses. The allowance for credit losses is recorded upon the initial recognition of the net investment in the lease based on the Company’s estimate of expected credit losses over the lease term. The allowance reflects the Company’s estimate of lessee default probabilities and loss given default percentages. When determining the credit loss allowance, we consider relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the net investment in the lease. The allowance also considers potential losses due to non-credit risk related to unguaranteed residual values. A provision for credit losses is recorded as a component of Selling, general, and administrative expenses in the Consolidated Statement of Income to adjust the allowance for changes to management’s estimate of expected credit losses.
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
Note 2. Fair Value Measurements
Fair value measurements and disclosures require the use of valuation techniques to measure fair value that maximize the use of observable inputs and minimize use of unobservable inputs. These inputs are prioritized as follows:
•Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.
•Level 2: Inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities or market corroborated inputs.
•Level 3: Unobservable inputs for which there is little or no market data and which require us to develop our own assumptions about how market participants price the asset or liability.
The valuation techniques that may be used to measure fair value are as follows:
•The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
•The income approach uses valuation techniques to convert future amounts to a single present amount based on current market expectation about those future amounts.
•The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
February 29, 2020
The following tables set forth our financial assets as of February 29, 2020 and December 31, 2019 that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

		Fair Value Measurements at February 29, 2020 Using Fair Value Hierarchy
	Fair Value as of February 29, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$166,083	$166,083	$—	$—	Market
Restricted cash and cash equivalents	5,354	5,354	—	—	Market
Derivative assets	19	—	19	—	Market
Total	$171,456	$171,437	$19	$—

		Fair Value Measurements at December 31, 2019 Using Fair Value Hierarchy
	Fair Value as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$140,882	$140,882	$—	$—	Market
Restricted cash and cash equivalents	14,561	14,561	—	—	Market
Derivative assets	115	—	115	—	Market
Total	$155,558	$155,443	$115	$—
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
For the two months ended February 29, 2020 and the year ended December 31, 2019, we had no transfers into or out of Level 3.
We measure the fair value of certain assets and liabilities on a non-recurring basis, when U.S. GAAP requires the application of fair value, including events or changes in circumstances that indicate that the carrying amounts of assets may not be recoverable. Assets subject to these measurements include our investment in unconsolidated joint ventures and aircraft. We record aircraft at fair value when we determine the carrying value may not be recoverable. Fair value measurements for aircraft in impairment tests are based on the average of the market approach that uses Level 2 inputs which include third-party appraisal data, and an income approach that uses Level 3 inputs, which include the Company’s assumptions and appraisal data as to future cash proceeds from leasing and selling aircraft discounted using the Company’s weighted average cost of capital.
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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
February 29, 2020
Aircraft Valuation
Transactional Impairments
In February 2020, the Company initiated a process to accept the redelivery of four wide-body aircraft prior to their scheduled lease expirations due to a lessee default. As a result, the Company recorded impairment charges of $62,657 and recognized $38,305 of maintenance revenue and $9,062 of security deposits into revenue during the first two months of 2020.
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
The carrying amounts and fair values of our financial instruments at February 29, 2020 and December 31, 2019 were as follows:

	February 29, 2020		December 31, 2019
	Carrying Amount of Liability	Fair Value of Liability	Carrying Amount of Liability	Fair Value of Liability
Credit Facilities	$100,000	$100,000	$150,000	$150,000
Unsecured Term Loan	215,000	215,000	215,000	215,000
ECA Financings	50,745	52,593	147,644	150,805
Bank Financings	971,693	1,002,620	993,593	1,010,482
Senior Notes	3,600,000	3,807,956	3,600,000	3,787,268
All our financial instruments are classified as Level 2 with the exception of our Senior Notes, which are classified as Level 1.
Note 3. Lease Rental Revenues and Flight Equipment Held for Lease
Minimum future annual lease rentals contracted to be received under our existing operating leases of flight equipment at February 29, 2020 were as follows:

Year Ending February 29/28,	Amount
Remainder of 2020	$626,752
2021	691,344
2022	603,410
2023	524,674
2024	417,348
Thereafter	563,288
Total	$3,426,816

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
February 29, 2020
Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Two Months Ended February 29/28,
Region	2020	2019
Asia and Pacific	43%	42%
Europe	26%	27%
Middle East and Africa	7%	11%
North America	11%	8%
South America	13%	12%

Total	100%	100%
The classification of regions in the table above and in the tables and discussion below is determined based on the principal location of the lessee of each aircraft.
The following table shows the number of lessees with lease rental revenue of at least 5% of total lease rental revenue and their combined total percentage of lease rental revenue for the periods indicated:

	Two Months Ended February 29/28,
	2020		2019
	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue
Largest lessees by lease rental revenue	3	21%	4	26%
The following table sets forth revenue attributable to individual countries representing at least 10% of Total revenue (including maintenance revenue) based on each lessee’s principal place of business for the periods indicated:

	Two Months Ended February 29/28,
	2020		2019
Country	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Indonesia(1)	$25,373	13%	$—	—%
South Africa(2)	50,781	26%	—	—%
_______________
(1)For the two months ended February 29, 2020, total revenue attributable to Indonesia included $14,987 of gain on sale of flight equipment. For the two months ended February 28, 2019, total revenue attributable to Indonesia was less than 10%.
(2)For the two months ended February 29, 2020, total revenue attributable to South Africa included $38,305 of maintenance revenue and $9,062 of security deposits recognized into revenue. For the two months ended February 28, 2019, total revenue attributable to South Africa was less than 10%.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
February 29, 2020
Geographic concentration of net book value of flight equipment (including flight equipment held for lease and net investment in leases, or “net book value”) as of the dates indicated below was as follows:

	February 29, 2020			December 31, 2019
Region	Number of Aircraft		Net Book Value %	Number of Aircraft		Net Book Value %
Asia and Pacific	90		38%	94		38%
Europe	99		27%	99		26%
Middle East and Africa	15		6%	16		7%
North America	40		13%	40		13%
South America	26		15%	26		15%
Off-lease	2	(1)	1%	3	(2)	1%
Total	272		100%	278		100%
 _______________
(1)Consisted of one Airbus A330-200 aircraft, which was delivered to a customer in Europe in August 2020, and one Boeing 737-800 aircraft, which we are marketing for lease or sale.
(2)Consisted of one Airbus A320-200 aircraft, which was delivered on lease to a customer in Europe in February 2020, one Airbus A330-200 aircraft, was delivered to a customer in Europe in August 2020, and one Boeing 737-800 aircraft, which was sold in February 2020.
The following table sets forth net book value of flight equipment (includes net book value of flight equipment held for lease and net investment in leases) attributable to individual countries representing at least 10% of net book value of flight equipment based on each lessee’s principal place of business as of:

	February 29, 2020			December 31, 2019
Country	Net Book Value	Net Book Value %	Number of Lessees	Net Book Value	Net Book Value %	Number of Lessees
India	$917,793	12%	4	$924,190	12%	4
At February 29, 2020 and December 31, 2019, the amounts of lease incentive liabilities recorded in maintenance payments on our Consolidated Balance Sheets were $10,076 and $9,176, respectively.
Note 4. Net Investment in Leases
At February 29, 2020 and December 31, 2019, our net investment in leases consisted of 30 and 29 aircraft, respectively. The components of our net investment in leases at February 29, 2020, and December 31, 2019, were as follows:

	February 29, 2020	December 31, 2019
Lease receivable	$166,060	$164,816
Unguaranteed residual value of flight equipment	266,750	254,580
Net investment leases	432,810	419,396
Allowance for credit losses	(6,558)	—
Net investment in leases, net of allowance	$426,252	$419,396

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
February 29, 2020
The activity in the allowance for credit losses related to our net investment in leases for the two months ended February 29, 2020 is as follows:

Amount
Balance at December 31, 2019	$—
Adoption of accounting standard	6,270
Provision for credit losses	288

Balance at February 29, 2020	$6,558
At February 29, 2020, future lease payments on net investment in leases are as follows:

Year Ending February 29/28,	Amount
Remainder of 2020	$51,302
2021	45,936
2022	33,270
2023	28,523
2024	10,232
Thereafter	21,989
Total lease payments to be received	191,252
Present value of lease payments - lease receivable	(166,060)
Difference between undiscounted lease payments and lease receivable	$25,192
Note 5. Unconsolidated Equity Method Investments
We have a joint venture with Mizuho Leasing which has nine aircraft with a net book value of $325,585 at February 29, 2020.

Amount
Investment in joint ventures at December 31, 2019	$32,974
Earnings from joint venture, net of tax	496
Investment in joint venture at February 29, 2020	$33,470
Note 6. Variable Interest Entities
Aircastle consolidates four VIEs of which it is the primary beneficiary. The operating activities of these VIEs are limited to acquiring, owning, leasing, maintaining, operating and, under certain circumstances, selling the six aircraft discussed below.
ECA Financings
Aircastle, through various subsidiaries, each of which is owned by a charitable trust (such entities, collectively the “Air Knight VIEs”), entered into six different twelve-year term loans supported by guarantees from Compagnie Française d'Assurance pour le Commerce Extérieur (“COFACE”), which has subsequently been renamed “BPI France”, the French government sponsored export credit agency (“ECA”). We refer to these BPI France-supported financings as “ECA Financings.”
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
February 29, 2020
performance is the leasing of aircraft of which our wholly owned subsidiary is the servicer and is responsible for managing the relevant aircraft. There is a cross collateralization guarantee between the Air Knight VIEs. In addition, Aircastle guarantees the debt of the Air Knight VIEs.
The only assets that the Air Knight VIEs have on their books are net investments in leases that are eliminated in the consolidated financial statements. The related aircraft, with a net book value as of February 29, 2020 of $310,950, were included in our flight equipment held for lease. During February 2020, for four of the six aircraft owned by the Air Knight VIEs, we repaid the principal and accrued interest amounts outstanding under our ECA financings of $95,128 and incurred early extinguishment costs of $3,955. The consolidated debt outstanding, net of debt issuance costs, of the Air Knight VIEs as of February 29, 2020 is $49,989.
Note 7. Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured debt financings as of the dates indicated below are as follows:

	At February 29, 2020				At December 31, 2019
Debt Obligation	Outstanding Borrowings	Number of Aircraft	Interest Rate	Final Stated Maturity	Outstanding Borrowings
Secured Debt Financings:
ECA Financings(1)	$50,745	2	3.49% to 3.96%	12/03/21 to 11/30/24	$147,644
Bank Financings(2)	971,693	34	3.13% to 4.55%	06/17/23 to 01/19/26	993,593
Less: Debt issuance costs and discounts	(9,920)	—			(11,892)
Total secured debt financings, net of debt issuance costs and discounts	1,012,518	36			1,129,345

Unsecured Debt Financings:
Senior Notes due 2020	300,000		7.625%	04/15/20	300,000
Senior Notes due 2021	500,000		5.125%	03/15/21	500,000
Senior Notes due 2022	500,000		5.50%	02/15/22	500,000
Senior 5.00% Notes due 2023	500,000		5.00%	04/01/23	500,000
Senior 4.40% Notes due 2023	650,000		4.40%	09/25/23	650,000
Senior Notes due 2024	500,000		4.125%	05/01/24	500,000
Senior Notes due 2026	650,000		4.250%	06/15/26	650,000
Unsecured Term Loans	215,000		3.36%	03/07/22 to 03/07/24	215,000
Revolving Credit Facilities	100,000		3.11%	12/27/21 to 6/27/22	150,000
Less: Debt issuance costs and discounts	(30,765)				(32,509)
Total unsecured debt financings, net of debt issuance costs and discounts	3,884,235				3,932,491
Total secured and unsecured debt financings, net of debt issuance costs and discounts	$4,896,753				$5,061,836

(1)The borrowings under these financings at February 29, 2020 have a weighted-average rate of interest of 3.62%. During February 2020, the Company repaid the principal amounts outstanding for four aircraft, which were not released as security for the loans as of February 29, 2020, due to the physical location of the aircraft - see Note 6.
(2)The borrowings under these financings at February 29, 2020 have a weighted-average fixed rate of interest of 3.78%.
At February 29, 2020, we had $100,000 outstanding under our revolving credit facilities and had $1,000,000 available for borrowing.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
February 29, 2020
As of February 29, 2020, we were in compliance with all applicable covenants in our financings.
Note 8. Shareholders' Equity and Share-Based Payment
During the two months ended February 29, 2020, the Company incurred share-based compensation expense of $2,044 and $8,634 related to remaining outstanding restricted common shares and remaining outstanding Performance Share Units (“PSUs”), respectively, that were accelerated and paid out (in the case of PSUs, at the maximum level of performance) in accordance with the Merger Agreement. No new share-based awards were granted under the Aircastle Limited Amended and Restated 2014 Omnibus Incentive Plan during the two months ended February 29, 2020.
The Company also repurchased 73,903 shares totaling $2,369 from our employees and directors to settle tax obligations related to share vesting.
As of February 29, 2020, there was $4,835 and $23,214 of unrecognized compensation cost related to restricted common share-based payments and PSUs respectively, which was ultimately recognized upon completion of the Merger on March 27, 2020.
Note 9. Earnings per Share
We include all common shares granted under our incentive compensation plan which remain unvested (“restricted common shares”) and contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (“participating securities”), in the number of shares outstanding in our basic earnings per share calculations using the two-class method. All our restricted common shares are currently participating securities. Our PSUs are contingently issuable shares which are included in our diluted earnings per share calculations which do not include voting or dividend rights.
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

	Two Months Ended February 29/28,
	2020	2019
Weighted-average shares:
Common shares outstanding	74,989,482	74,732,378
Restricted common shares	126,971	389,284
Total weighted-average shares	75,116,453	75,121,662

Percentage of weighted-average shares:
Common shares outstanding	99.83%	99.48%
Restricted common shares	0.17%	0.52%
Total percentage of weighted-average shares	100.00%	100.00%

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
February 29, 2020
The calculations of both basic and diluted earnings per share are as follows:

	Two Months Ended February 29/28,
	2020	2019
Earnings per share – Basic:
Net income	$3,659	$17,512
Less: Distributed and undistributed earnings allocated to restricted common shares(1)	(6)	(91)
Earnings available to common shareholders – Basic	$3,653	$17,421

Weighted-average common shares outstanding – Basic	74,989,482	74,732,378

Earnings per common share – Basic	$0.05	$0.23

Earnings per share – Diluted:
Net income	$3,659	$17,512
Less: Distributed and undistributed earnings allocated to restricted common shares(1)	(6)	(91)
Earnings available to common shareholders – Diluted	$3,653	$17,421

Weighted-average common shares outstanding – Basic	74,989,482	74,732,378
Effect of dilutive shares(2)	499,967	489,424
Weighted-average common shares outstanding – Diluted	75,489,449	75,221,802

Earnings per common share – Diluted	$0.05	$0.23

(1)For the two months ended February 29, 2020 and February 28, 2019, distributed and undistributed earnings to restricted shares were 0.17% and 0.52%, respectively, of net income. The amount of restricted share forfeitures for both periods presented are immaterial to the allocation of distributed and undistributed earnings.
(2)For both periods presented, dilutive shares represented contingently issuable shares.
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
The sources of income from continuing operations before income taxes and earnings of our unconsolidated equity method investments for the two months ended February 29, 2020 and February 28, 2019 were as follows:

	Two Months Ended February 29/28,
	2020	2019
U.S. operations	$3,084	$1,229
Non-U.S. operations	1,754	15,424
Income from continuing operations before income taxes and earnings of unconsolidated equity method investments	$4,838	$16,653
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
February 29, 2020
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
Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income from continuing operations consisted of the following:

	Two Months Ended February 29/28,
	2020	2019
Notional U.S. federal income tax expense at the statutory rate	$1,016	$3,497
U.S. state and local income tax, net	390	229
Non-U.S. operations:
Bermuda	(1,845)	(4,020)
Ireland	(1,147)	2,382
Singapore	(6)	(5)
Other low tax jurisdictions	2,533	(739)
Non-deductible expenses in the U.S.	734	555
Other	—	(1,147)

Income tax provision	$1,675	$752

Note 11. Interest, Net
The following table shows the components of interest, net:

	Two Months Ended February 29/28,
	2020	2019
Interest on borrowings and other liabilities	$38,915	$39,840
Amortization of deferred losses related to interest rate derivatives	—	184
Amortization of deferred financing fees and debt discount	2,446	2,252
Interest expense	41,361	42,276
Less: Interest income	(323)	(113)

Interest, net	$41,038	$42,163

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
February 29, 2020
Note 12. Commitments and Contingencies
Rent expense, primarily for the corporate offices and sales and marketing offices, was $278 and $245 for the two months ended February 29, 2020 and February 28, 2019, respectively.
As of February 29, 2020, Aircastle is obligated under non-cancelable operating leases relating principally to office facilities in Stamford, Connecticut; Dublin, Ireland; and Singapore for future minimum lease payments as follows:

Year Ending February 29/28,	Amount
Remainder of 2020	$1,545
2021	1,887
2022	1,801
2023	1,692
2024	1,723
Thereafter	6,106
Total	$14,754
At February 29, 2020, we had commitments to acquire 30 aircraft for $1,080,599, including 25 Embraer E-Jet E2 aircraft.
Commitments, including $115,858 of remaining progress payments, contractual price escalations and other adjustments for these aircraft, at February 29, 2020, net of amounts already paid, are as follows:

Year Ending February 29/28,	Amount
Remainder of 2020	$186,689
2021	508,424
2022	192,507
2023	119,131
2024	73,848

Total	$1,080,599
As of October 30, 2020, we had commitments to acquire 27 aircraft for $1,104,502.
Note 13. Other Assets
The following table describes the principal components of other assets on our Consolidated Balance Sheets as of:

	February 29, 2020	December 31, 2019
Deferred income tax asset	$636	$1,007
Lease incentives and lease premiums, net of amortization of $63,010 and $71,851, respectively	103,161	112,923
Flight equipment held for sale	13,083	333
Aircraft purchase deposits and Embraer E-2 progress payments	39,038	33,754
Right-of-use asset(1)	9,148	9,329
Other assets	41,551	43,863
Total other assets	$206,617	$201,209
______________
(1)Net of lease incentives and tenant allowances.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
February 29, 2020
Note 14. Accounts Payable, Accrued Expenses and Other Liabilities
The following table describes the principal components of accounts payable, accrued expenses and other liabilities recorded on our Consolidated Balance Sheets as of:

	February 29, 2020	December 31, 2019
Accounts payable, accrued expenses and other liabilities	$64,034	$47,228
Deferred income tax liability	65,928	64,674
Accrued interest payable	62,196	44,694
Lease liability	12,510	12,800
Lease discounts, net of amortization of $44,968 and $44,696, respectively	2,446	2,718

Total accounts payable, accrued expenses and other liabilities	$207,114	$172,114
Note 15. Subsequent Event
Merger
On March 27, 2020, the Company successfully completed the Merger and is now controlled by affiliates of Marubeni Corporation and Mizuho Leasing. As a result of the Merger, Aircastle’s shareholders (other than Marubeni Corporation and its affiliates) received cash consideration of $32.00 per common share.
On March 27, 2020, (the “Merger Date”), the total authorized share capital of the Company was $3,000, comprised of 250,000,000 common shares of $0.01 each and 50,000,000 preference shares of $0.01 each, and the issued share capital of the Company was $0.14048 comprised of 14,048 common shares of $0.01 each.
As per the Merger Agreement, on the Merger Date, the Company paid $4,063 and $21,473 representing the payment for 126,971 unvested restricted common shares and 671,030 unvested PSUs, respectively. Concurrently, the Company received $25,536 from the Parent which was recorded as an additional paid-in-capital as of the Merger Date.
Financing
On April 15, 2020, the Company repaid $300,000 aggregate principal amount of 7.625% Senior Notes due 2020 due at their final stated maturity date.
On July 30, 2020, the Company entered into a $150,000 unsecured revolving credit facility with Mizuho Bank Ltd., a related party. The facility bears interest at a rate of LIBOR plus 2%, or a base rate plus 1%, matures on July 31, 2021 and includes a one-year extension option.
On August 11, 2020 the Company issued $650,000 aggregate principal amount of Senior Notes due 2025 (the “Senior Notes due 2025”) at an issue price of 99.057%. The Senior Notes due 2025 will mature on August 11, 2025 and bear interest at a rate of 5.25% per annum, payable semi-annually on February 11 and August 11 of each year, commencing on February 11, 2021. Interest accrues on the Senior Notes due 2025 from August 11, 2020.
Aircraft Valuation
Subsequent to February 29, 2020 and through September 30, 2020, the Company recorded impairment charges related to eighteen aircraft due to scheduled lease expirations, early lease terminations, lessee defaults and/or protective filings or as a result of our annual recoverability assessment conducted as of June 30, 2020. These eighteen aircraft were comprised of thirteen narrow-body and five wide-body aircraft. The Company recorded impairment charges totaling $298,847 and recognized $93,483 of maintenance revenue and $12,990 of security deposits into revenue related to these aircraft.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
February 29, 2020
Embraer Commitment
Aircastle entered into an amendment to revise the delivery dates for various aircraft, including committed aircraft we are scheduled to deliver to Azul. A subsequent amendment added additional aircraft scheduled to be delivered from Aircastle to KLM Cityhopper, increasing that commitment from eleven to fifteen aircraft. We now have signed lease agreements for eighteen of these aircraft, which we expect to be delivered on lease to KLM and Azul between March 2021 and December 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks, uncertainties and assumptions. You should read the following discussion in conjunction with our historical consolidated financial statements and the notes thereto appearing elsewhere in this report. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020. Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and, unless otherwise indicated, the other financial information contained in this report has also been prepared in accordance with U.S. GAAP. Unless otherwise indicated, all references to “dollars” and “$” in this report are to, and all monetary amounts in this report are presented in, U.S. dollars.
All statements included or incorporated by reference in this Transition Report on Form 10-Q (this “report”), other than characterizations of historical fact, are forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not necessarily limited to, statements relating to our ability to acquire, sell, lease or finance aircraft, raise capital, pay dividends, and increase revenues, earnings, EBITDA and Adjusted EBITDA and the global aviation industry and aircraft leasing sector. Words such as “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “may,” “will,” “would,” “could,” “should,” “seeks,” “estimates” and variations on these words and similar expressions are intended to identify such forward-looking statements. These statements are based on our historical performance and that of our subsidiaries and on our current plans, estimates and expectations and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements; Aircastle can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any such forward-looking statements which are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. These risks or uncertainties include, but are not limited to, those described from time to time in Aircastle’s filings with the Securities and Exchange Commission (“SEC”) and previously disclosed under “Risk Factors” in Part I - Item 1A of Aircastle’s 2019 Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020. In addition, new risks and uncertainties emerge from time to time, and it is not possible for Aircastle to predict or assess the impact of every factor that may cause its actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this report. Aircastle expressly disclaims any obligation to revise or update publicly any forward-looking statement to reflect future events or circumstances.
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

OVERVIEW
Aircastle acquires, leases, and sells commercial jet aircraft to airlines throughout the world. As of February 29, 2020, we owned and managed on behalf of our joint ventures 281 aircraft leased to 85 lessees located in 47 countries. Our aircraft are managed by an experienced team based in the United States, Ireland and Singapore. Our aircraft are subject to net leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs. In many cases we are, however, obligated to pay a specified portion of maintenance or modification costs. As of February 29, 2020, the net book value (including flight equipment held for lease and net investment in leases, or “net book value”) was $7.57 billion compared to $7.79 billion at December 31, 2019. Our revenues and net income for the two months ended February 29, 2020 were $197.6 million and $3.7 million, respectively.
For an update on our business activities please see Note 15 for subsequent events included herein and our other public filings with the SEC.

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

Acquisitions and Sales
During the first two months of 2020, we acquired one aircraft for $25.0 million. As of October 30, 2020, we have acquired three additional aircraft. At February 29, 2020, we had commitments to acquire 30 additional aircraft for $1.08 billion, including the acquisition of 25 new E-Jet E2 aircraft from Embraer, with the first delivery scheduled for the first quarter of 2021. Of this amount, approximately $186.7 million represents commitments for the remainder of 2020. As of October 30, 2020, we have commitments to acquire 27 aircraft for $1.10 billion.
During the first two months of 2020, we sold six aircraft for net proceeds of $103.7 million, and recognized net gains on sales of $15.4 million. As of October 30, 2020, we have sold three additional aircraft.
The following table sets forth certain information with respect to the aircraft owned by us as of February 29, 2020:
AIRCASTLE AIRCRAFT INFORMATION (dollars in millions)

Owned Aircraft	As of February 29, 2020(1)	As of February 28, 2019(1)
Net Book Value of Flight Equipment	$7,569	$7,415
Net Book Value of Unencumbered Flight Equipment	$5,829	$6,075
Number of Aircraft	272	250
Number of Unencumbered Aircraft	232	219
Number of Lessees	85	83
Number of Countries	47	44
Weighted Average Age (years)(2)	10.0	9.3
Weighted Average Remaining Lease Term (years)(2)	4.7	4.5
Weighted Average Fleet Utilization during the two months ended February 29, 2020 and February 28, 2019(3)	99.1%	91.8%

Managed Aircraft on behalf of Joint Venture
Net Book Value of Flight Equipment	$326	$597
Number of Aircraft	9	13

(1)Calculated using net book value at period end.
(2)Weighted by net book value.
(3)Aircraft on-lease days as a percent of total days in period weighted by net book value. The decrease from our historical utilization rate for the two months ended February 28, 2019, was due to the early termination of the leases for eleven aircraft from Avianca Brazil.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of February 29, 2020			Owned Aircraft as of February 28, 2019
	Number of Aircraft		% of Net Book Value(1)	Number of Aircraft		% of Net Book Value(1)
Aircraft Type
Passenger:
Narrow-body	244		75%	220		72%
Wide-body	24		21%	26		24%
Total Passenger	268		96%	246		96%
Freighter	4		4%	4		4%
Total	272		100%	250		100%

Manufacturer
Airbus	183		63%	155		60%
Boeing	84		36%	90		39%
Embraer	5		1%	5		1%
Total	272		100%	250		100%

Regional Diversification
Asia and Pacific	90		38%	81		37%
Europe	99		27%	88		28%
Middle East and Africa	15		6%	17		8%
North America	40		13%	35		10%
South America	26		15%	16		10%
Off-lease	2	(2)	1%	13	(3)	7%

Total	272		100%	250		100%

(1)    Calculated using net book value at period end.
(2)    Consisted of one Airbus A330-200 aircraft, which was delivered to a lessee in Europe in August 2020, and one Boeing 737-800 aircraft, which we are marketing for lease or sale.
(3)    Consisted of eleven Airbus A320-200 aircraft, ten of which were delivered on lease to a customer in South America from May - August 2019 and one of which was sold in March 2019, and two Airbus A330-200 aircraft, one of which was delivered on lease to a customer in South America in July 2019 and one of which was delivered to a customer in Europe in August 2020.

Our top ten customers with respect to aircraft we owned as of February 29, 2020, representing 112 aircraft and 42.6% of our net book value of flight equipment (includes Flight equipment held for lease and Net investment in leases), are as follows:

Customer	Percent of Net Book Value	Country	Number of Aircraft
LATAM(1)	9.1%	Chile	13
IndiGo	8.4%	India	16
easyJet	5.0%	United Kingdom	30
Iberia	3.7%	Spain	15
Air Canada	3.6%	Canada	6
Aerolineas Argentinas	2.8%	Argentina	5
Interjet	2.7%	Mexico	11
American Airlines	2.6%	United States	7
AirBridgeCargo(2)	2.4%	Russia	2
Jeju Air	2.3%	South Korea	7

Total top ten customers			112
All other customers			160

Total all customers			272

(1) LATAM filed for Chapter 11 in May 2020.
(2) Guaranteed by Volga-Dnepr Airlines. We have one additional aircraft on lease with an affiliate.

Finance
We operate in a capital intensive industry and have a demonstrated track record of raising substantial amounts of capital over the last fifteen years. Since our inception in late 2004, we have raised $1.69 billion in equity capital from private and public investors. We also raised $16.90 billion in debt capital from a variety of sources including export credit agency-backed debt, commercial bank debt, the aircraft securitization markets and the unsecured bond market. The diversity and global nature of our financing sources demonstrates our ability to adapt to changing market conditions and seize new growth opportunities.
We intend to fund new investments through cash on hand, funds generated from operations, maintenance payments received from lessees, unsecured and secured borrowings, draws on our revolving credit facilities and proceeds from any future aircraft sales. We may repay all or a portion of such borrowings from time to time with the net proceeds from subsequent long-term debt financings, additional equity offerings or cash generated from operations and asset sales. Therefore, our ability to execute our business strategy, particularly the acquisition of additional commercial jet aircraft or other aviation assets, depends to a significant degree on our ability to obtain additional debt and equity capital on terms we deem attractive.
See “Liquidity and Capital Resources — Secured Debt Financings” and “Liquidity and Capital Resources — Unsecured Debt Financings” below.

RESULTS OF OPERATIONS
Comparison of the two months ended February 29, 2020 to the two months ended February 28, 2019:

	Two Months Ended February 29/28,
	2020	2019
	(Dollars in thousands)
Revenues:
Lease rental revenue	$131,119	$121,919
Direct financing and sales-type lease revenue	4,447	5,660
Amortization of lease premiums, discounts and incentives	(3,669)	(3,632)
Maintenance revenue	41,214	1,877
Total lease revenue	173,111	125,824
Gain on sale of flight equipment	15,354	4,173
Other revenue	9,183	384
Total revenues	197,648	130,381
Operating expenses:
Depreciation	59,853	56,064
Interest, net	41,038	42,163
Selling, general and administrative	23,189	11,646
Impairment of flight equipment	62,657	—
Maintenance and other costs	1,703	3,480
Total operating expenses	188,440	113,353

Other expense:
Loss on extinguishment of debt	(3,955)	—
Other	(415)	(375)
Total other expense	(4,370)	(375)

Income from continuing operations before income taxes and earnings of unconsolidated equity method investments	4,838	16,653
Income tax provision	1,675	752
Earnings of unconsolidated equity method investments, net of tax	496	1,611

Net income	$3,659	$17,512
Revenues
Total revenues increased by $67.3 million for the two months ended February 29, 2020, as compared to the two months ended February 28, 2019.
Lease rental revenue. The increase in lease rental revenue of $9.2 million for the two months ended February 29, 2020, as compared to the same period in 2019, was primarily attributable to the impact of 49 aircraft purchased since January 1, 2019, resulting in $20.2 million of additional revenue. This increase was partially offset by an $8.8 million decrease due to the sale of 22 aircraft since January 1, 2019.
Direct financing and sales-type lease revenue. For the two months ended February 29, 2020, $4.4 million of interest income from direct financing and sales-type leases was recognized, as compared to $5.7 million recorded for the same period in 2019, primarily attributable to the sale of two aircraft subject to direct financing and sales-type leases during 2019.

Amortization of lease premiums, discounts and lease incentives consisted of the following:

	Two Months Ended February 29/28,
	2020	2019
	(Dollars in thousands)
Amortization of lease premiums	$(2,381)	$(2,682)
Amortization of lease discounts	272	951
Amortization of lease incentives	(1,560)	(1,901)

Amortization of lease premiums, discounts and incentives	$(3,669)	$(3,632)
Maintenance revenue. For the two months ended February 29, 2020, we recorded $41.2 million of maintenance revenue, primarily comprised of $38.3 million related to four wide-body aircraft due to a lessee default - see “Summary of Recoverability Assessment and Other Impairments” below. We also recorded maintenance revenue related to the scheduled lease expirations of one narrow-body aircraft during the two months ended February 29, 2020. For the same period in 2019, we recorded $1.9 million of cash maintenance revenue received for ten narrow-body aircraft.
Gain on sale of flight equipment increased by $11.2 million to $15.4 million for the two months ended February 29, 2020, as compared to gains of $4.2 million for the same period in 2019. We sold six aircraft during the two months ended February 29, 2020, as compared to the sale one aircraft during the two months ended February 28, 2019.
Other revenue increased by $8.8 million to $9.2 million for the two months ended February 29, 2020, as compared to $0.4 million for the same period in 2019, primarily due to $9.1 million of security deposits recognized into revenue related to four wide-body aircraft due to a lessee default.
Operating expenses
Total operating expenses increased by $75.1 million for the two months ended February 29, 2020, as compared to the two months ended February 28, 2019.
Depreciation expense increased by $3.8 million for the two months ended February 29, 2020 as compared to the same period in 2019. The increase is primarily the result of higher depreciation of $8.0 million due to 49 aircraft acquired since January 1, 2019, partially offset by a decrease of $4.3 million resulting from 22 aircraft sold since January 1, 2019.
Interest, net consisted of the following:

	Two Months Ended February 29/28,
	2020	2019
	(Dollars in thousands)
Interest on borrowings and other liabilities	$38,915	$39,840
Amortization of deferred losses related to interest rate derivatives	—	184
Amortization of deferred financing fees and debt discount	2,446	2,252
Interest expense	41,361	42,276
Less: Interest income	(323)	(113)

Interest, net	$41,038	$42,163
Interest, net decreased by $1.1 million as compared to the two months ended February 28, 2019, primarily as a result of lower weighted average interest rates, partially offset by higher weighted average debt outstanding.
Selling, general and administrative expenses for the two months ended February 29, 2020 increased $11.5 million as compared to the same period in 2019, primarily attributable to share-based compensation expense of $10.7 million recognized as a result of the Merger.
Impairment of aircraft. We recorded impairment charges of $62.7 million during the two months ended February 29, 2020 related to four wide-body aircraft due to a lessee default. See “Summary of Recoverability Assessment and Other Impairments” below for a detailed discussion of impairment charges related to certain aircraft. No impairments were recorded during the two months ended February 28, 2019.
Maintenance and other costs were $1.7 million for the two months ended February 29, 2020, a decrease of $1.8 million compared to the same period in 2019. The two months ended February 28, 2019 included higher than projected lessor contributions towards the cost of maintenance events for aircraft acquired with attached leases.
Other expense
Total other expense increased by $4.0 million for the two months ended February 29, 2020, as compared to the two months ended February 28, 2019, primarily attributable to a $4.0 million loss on the early repayment of secured debt for five aircraft.
Income tax provision
Our provision for income taxes for the two months ended February 29, 2020 and February 28, 2019 was $1.7 million and $0.8 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland and the United States. The increase in our income tax provision of $0.9 million was primarily attributable to changes in operating income subject to tax in Ireland, the United States and other jurisdictions. The two months ended February 29, 2020, included net impairment charges of $15.3 million in a low-tax jurisdiction.
Transactional Impairments
In February 2020, the Company initiated a process to accept the redelivery of four wide-body aircraft prior to their scheduled lease expirations due to a lessee default. As a result, the Company recorded impairment charges of $62.7 million and recognized $38.3 million of maintenance revenue and $9.1 million of security deposits into revenue during the first two months of 2020.

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
LIQUIDITY AND CAPITAL RESOURCES
Our business is very capital intensive, requiring significant investments in order to expand our fleet and to maintain and improve our existing portfolio. Our operations generate a significant amount of cash, primarily from lease rentals and maintenance collections. We have also met our liquidity and capital resource needs by utilizing several sources over time, including:
•various forms of borrowing secured by our aircraft, including bank term facilities, limited recourse securitization financings, and ECA-backed financings for new aircraft acquisitions;
•unsecured indebtedness, including our current unsecured revolving credit facilities, term loan and senior notes;
•asset sales; and
•contributions from our shareholders.
Going forward, we expect to continue to seek liquidity from these sources and other sources, subject to pricing and conditions we consider satisfactory.
During the first two months of 2020, we met our liquidity and capital resource needs with $101.0 million of cash flow from operations and $103.7 million of cash from aircraft sales.
As of February 29, 2020, the weighted-average maturity of our secured and unsecured debt financings was 3.3 years and we were in compliance with all applicable covenants.
As of October 30, 2020, we believe we have sufficient liquidity to meet all of our contractual obligations over the next twelve months and have $1.69 billion of liquidity from cash on hand, working capital and/or available credit lines. In addition, we believe payments received from lessees and other funds generated from operations, unsecured bond offerings, secured borrowings for aircraft, borrowings under our revolving credit facilities and other borrowings and proceeds from future aircraft sales will be sufficient to satisfy our liquidity and capital resource needs over the next twelve months. Our liquidity and capital resource needs include payments due under our aircraft purchase obligations, required principal and interest payments under our long-term debt facilities, expected capital expenditures, lessee maintenance payment reimbursements and lease incentive payments over the next twelve months.

Cash Flows

	Two Months Ended February 29/28,
	2020	2019
	(Dollars in thousands)
Net cash flow provided by operating activities	$101,024	$83,596
Net cash flow provided by (used in) investing activities	75,974	(50,470)
Net cash flow used in financing activities	(161,004)	(67,680)
Operating Activities:
Cash flow provided by operations was $101.0 million and $83.6 million for the two months ended February 29, 2020 and February 28, 2019, respectively. The increase in cash flow provided by operations of $17.4 million for the two months ended February 29, 2020 versus the same period in 2019 was primarily a result of:
•a $11.3 million increase in cash from working capital; and
•a $7.9 million increase in cash from lease rentals, net of direct financing and sales-type leases.
These inflows were offset by a $20.9 million increase in cash paid for interest.
Investing Activities:
Cash flow provided by investing activities was $76.0 million and cash flow used in investing activities was $50.5 million for the two months ended February 29, 2020 and February 28, 2019, respectively. The increase in cash flow provided by investing activities of $126.4 million was primarily a result of a $102.0 million increase in aircraft proceeds from the sale of flight equipment and a $43.6 million decrease in the acquisition and improvement of flight equipment.
These inflows were offset by a $21.8 million increase in aircraft purchase deposits and progress payments, net of returned deposits.
Financing Activities:
Cash flow used in financing activities was $161.0 million and $67.7 million for the two months ended February 29, 2020 and February 28, 2019, respectively. The increase in cash flow used in financing activities of $93.3 million was primarily a result of a $208.1 million increase in secured and unsecured debt financing repayments.
These outflows were offset by a $100.0 million increase in proceeds from secured and unsecured financings and a $9.1 million decrease in shares repurchased.

Debt Obligations
For complete information on our debt obligations, please refer to Note 7 - “Secured and Unsecured Debt Financings” in the Notes to Unaudited Consolidated Financial Statements above.
Contractual Obligations
Our contractual obligations consist of principal and interest payments on debt financings, aircraft acquisitions and rent payments related to our office leases. Total contractual obligations decreased to $6.80 billion at February 29, 2020 from $7.03 billion at December 31, 2019, primarily due to an decrease in borrowings under our ECA financings and revolving credit facilities.
The following table presents our actual contractual obligations and their payment due dates as of February 29, 2020:

	Payments Due by Period as of February 29, 2020
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	More than 5 years
	(Dollars in thousands)
Principal payments:
Senior Notes due 2020 - 2026	$3,600,000	$300,000	$1,000,000	$1,650,000	$650,000
DBJ Term Loan	215,000	—	60,000	155,000	—
Revolving Credit Facilities	100,000	—	100,000	—	—
ECA Financings	50,745	14,322	22,492	13,931	—
Bank Financings	971,693	88,952	183,192	551,756	147,793
Total principal payments	4,937,438	403,274	1,365,684	2,370,687	797,793

Interest payments on debt obligations(1)	766,169	227,227	327,421	169,060	42,461
Office leases(2)	14,754	1,862	3,652	3,425	5,815
Purchase obligations(3)	1,080,599	230,236	694,962	155,401	—

Total	$6,798,960	$862,599	$2,391,719	$2,698,573	$846,069

(1)Future interest payments on variable rate, LIBOR-based debt obligations are estimated using the interest rate in effect at February 29, 2020.
(2)    Represents contractual payment obligations for our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.
(3)    At February 29, 2020, we had commitments to acquire 30 aircraft for $1.08 billion, including 25 new E-Jet E2 aircraft from Embraer S.A. These amounts include estimates for pre-delivery deposits, contractual price escalation and other adjustments. As of October 30, 2020, we have commitments to acquire 27 aircraft for $1.10 billion.
Capital Expenditures
From time to time, we make capital expenditures to maintain or improve our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the two months ended February 29, 2020 and February 28, 2019, we incurred a total of $5.6 million and $6.3 million, respectively, of capital expenditures (including lease incentives) related to the improvement of aircraft.
As of February 29, 2020, the weighted average age by net book value of our aircraft was approximately 10 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Our lease agreements call for the lessee to be primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft, such as lessee default, or a lessee fails to meet its maintenance obligations under the lease agreement. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.

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
We hold a 25% equity interest in our joint venture with Mizuho Leasing and as of February 29, 2020, the net book value of its nine aircraft was $325.6 million.
Foreign Currency Risk and Foreign Operations
At February 29, 2020, all our leases are payable to us in U.S. dollars. However, we incur Euro and Singapore dollar-denominated expenses in connection with our subsidiaries in Ireland and Singapore. For the two months ended February 29, 2020, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated approximately $2.8 million in U.S. dollar equivalents and represented approximately 12% of total selling, general and administrative expenses (or 21% when excluding share-based compensation expense, of which a large portion relates to employees domiciled in the U.S.). Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, our international operations and our exposure to foreign currency risk will likely increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases, we may enter into hedging transactions in the future to mitigate this risk. For the two months ended February 29, 2020 and February 28, 2019, we incurred insignificant net gains and losses on foreign currency transactions.
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

The table below shows the reconciliation of net income to EBITDA and Adjusted EBITDA for the two months ended February 29, 2020 and February 28, 2019:

	Two Months Ended February 29/28,
	2020	2019
	(Dollars in thousands)
Net income	$3,659	$17,512
Depreciation	59,853	56,064
Amortization of lease premiums, discounts and incentives	3,669	3,632
Interest, net	41,038	42,163
Income tax provision	1,675	752
EBITDA	109,894	120,123
Adjustments:
Impairment of flight equipment	62,657	—
Loss on extinguishment of debt	3,955	—
Non-cash share-based payment expense	10,678	1,602
Merger related expenses(1)	321	—
Loss on mark-to-market of interest rate derivative contracts	96	375
Adjusted EBITDA	$187,601	$122,100
______________
(1) Included in Other expense.
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
EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be viewed in isolation or as substitutes for U.S. GAAP measures of earnings (loss). Material limitations in making the adjustments to our earnings (loss) to calculate EBITDA and Adjusted EBITDA, and using these non-U.S. GAAP measures as compared to U.S. GAAP net income (loss), income (loss) from continuing operations and cash flows provided by or used in operations, include:
•depreciation and amortization, though not directly affecting our current cash position, represent the wear and tear and/or reduction in value of our aircraft, which affects the aircraft’s availability for use and may be indicative of future needs for capital expenditures;
•the cash portion of income tax (benefit) provision generally represents charges (gains), which may significantly affect our financial results;
•elements of our interest rate derivative accounting may be used to evaluate the effectiveness of our hedging policy; and
•adjustments required in calculating covenant ratios and compliance as that term is defined in the indenture governing our senior unsecured notes, which may not be comparable to similarly titled measures used by other companies.
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
Changes in interest rates may also impact our net book value as our interest rate derivatives are periodically marked-to-market. Generally, we are exposed to loss on our fixed pay interest rate derivatives to the extent interest rates decrease below their contractual fixed rate.
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
A hypothetical 100-basis point increase/decrease in interest rates on our leases subject to variable rental rates would increase/decrease the minimum contracted rentals in our portfolio as of February 29, 2020 by $4.0 million and $2.8 million, respectively, over the next twelve months. As of February 29, 2020, a hypothetical 100-basis point increase/decrease in interest rates on our variable rate borrowings would result in an interest expense increase/decrease of $5.4 million and $6.4 million, respectively, net of amounts received from our interest rate derivatives, over the next twelve months. We have an interest rate cap to hedge a portion of our floating rate interest exposure which is set at 2% and has a current notional balance of $245.0 million and reduces over time to $215.0 million. The cap matures in September 2021.

ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of February 29, 2020. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of February 29, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the two months ended February 29, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to COVID-19. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The Company is not party to any material legal or adverse regulatory proceedings.
ITEM 1A. RISK FACTORS
There have been no material changes to the disclosure related to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, as filed with the SEC.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
On May 21, 2019, our prior Board of Directors increased the authorization to repurchase the Company’s common shares to $100.0 million from the $76.0 million that was remaining under the previous authorization. During the first two months of 2020, we purchased our common shares as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(Dollars in thousands, except per share amounts)
January 1 through January 31	73,903	$32.07	—	$90,351
February 1 through February 29	—	—	—	90,351
Total	73,903	$32.07	—	$90,351

(1)As a result of the Merger, 100% of our shares are now owned by Parent and Marubeni Aviation Holding Coöperatief U.A. and the share repurchase plan authorized by our prior Board has been canceled.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	The following materials from the Company’s Transition Report on Form 10-Q for the two months ended February 29, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of February 29, 2020 and December 31, 2019; (ii) Consolidated Statements of Income and Comprehensive Income for the two months ended February 29, 2020 and February 28, 2019; (iii) Consolidated Statements of Cash Flows for the two months ended February 29, 2020 and February 28, 2019; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the two months ended February 29, 2020 and February 28, 2019; and (v) Notes to Unaudited Consolidated Financial Statements. *

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

* Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 12, 2020

AIRCASTLE LIMITED
(Registrant)
By:	/s/ James C. Connelly
James C. Connelly
Chief Accounting Officer and Authorized Officer