Form 10-Q
period 2020-11-30
Aircastle LTD
filed 2021-01-14
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of January 8, 2021, there were 14,048 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries
Form 10-Q
Table of Contents

		Page No.
	PART I. – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of November 30, 2020, August 31, 2020 and February 29, 2020	3
	Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the two months ended August 31, 2020 and 2019, and the three and nine months ended November 30, 2020 and 2019	3
	Consolidated Statements of Cash Flows for the nine months ended November 30, 2020 and 2019	4
	Consolidated Statements of Changes in Shareholders’ Equity for the two months ended August 31, 2020 and 2019, and the three and nine months ended November 30, 2020 and 2019	6
	Notes to Unaudited Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	43
Item 4.	Controls and Procedures	44
	PART II. – OTHER INFORMATION
Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Defaults Upon Senior Securities	45
Item 4.	Mine Safety Disclosures	45
Item 5.	Other Information	45
Item 6.	Exhibits	46
SIGNATURE		48

PART I. — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	November 30, 2020	August 31, 2020	February 29, 2020

ASSETS
Cash and cash equivalents	$416,621	$514,917	$166,083
Restricted cash and cash equivalents	5,341	5,353	5,354
Accounts receivable	85,141	68,584	27,269
Flight equipment held for lease, net of accumulated depreciation of $1,939,501, $1,870,242 and $1,542,938, respectively	6,666,574	6,804,232	7,142,987
Net investment in leases, net of allowance for credit losses of $3,714, $2,972 and $6,558, respectively	312,038	317,064	426,252
Unconsolidated equity method investments	35,448	34,876	33,470
Other assets	271,237	247,472	206,617
Total assets	$7,792,400	$7,992,498	$8,008,032

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings, net of debt issuance costs and discounts	$937,603	$962,659	$1,012,518
Borrowings from unsecured financings, net of debt issuance costs and discounts	4,130,141	4,277,766	3,884,235
Accounts payable, accrued expenses and other liabilities	191,437	182,609	207,114
Lease rentals received in advance	55,480	68,341	107,944
Security deposits	82,706	90,102	109,663
Maintenance payments	568,135	586,835	650,369
Total liabilities	5,965,502	6,168,312	5,971,843

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—	—
Common shares, $0.01 par value, 250,000,000 shares authorized, 14,048 shares issued and outstanding at November 30 and August 31, 2020; and 75,076,794 shares issued and outstanding at February 29, 2020	—	—	751
Additional paid-in capital	1,485,777	1,485,777	1,456,977
Retained earnings	341,121	338,409	578,461
Total shareholders’ equity	1,826,898	1,824,186	2,036,189
Total liabilities and shareholders’ equity	$7,792,400	$7,992,498	$8,008,032
The accompanying notes are an integral part of these unaudited consolidated financial statements.
3

Aircastle Limited and Subsidiaries
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(Dollars in thousands)
(Unaudited)

	Two Months Ended August 31,		Three Months Ended November 30,		Nine Months Ended November 30,
	2020	2019	2020	2019	2020	2019
Revenues:
Lease rental revenue	$93,891	$136,156	$139,493	$199,847	$473,566	$588,141
Direct financing and sales-type lease revenue	3,208	5,543	4,839	7,760	14,903	24,407
Amortization of lease premiums, discounts and incentives	(3,544)	(3,835)	(5,384)	(5,819)	(17,360)	(17,077)
Maintenance revenue	19,158	(644)	24,843	15,360	121,508	55,807
Total lease revenue	112,713	137,220	163,791	217,148	592,617	651,278
Gain (loss) on sale of flight equipment	(185)	4,448	12,951	26,512	24,181	39,134
Other revenue	1,019	2,276	4,169	5,215	17,962	9,370
Total revenues	113,547	143,944	180,911	248,875	634,760	699,782

Operating expenses:
Depreciation	57,993	60,703	86,845	90,737	262,806	269,689
Interest, net	37,355	44,071	59,945	63,204	173,996	194,952
Selling, general and administrative (including non-cash share-based payment expense of $0 and $2,283 for the two months ended August 31, 2020 and 2019, $0 and $3,209 for the three months ended November 30, 2020 and 2019, and $28,049 and $9,793 for the nine months ended November 30, 2020 and 2019, respectively)	8,249	11,999	15,145	18,389	76,152	55,060
Impairment of flight equipment	9,596	—	9,867	—	299,551	7,404
Maintenance and other costs	2,544	2,911	4,207	6,696	14,044	18,744
Total operating expenses	115,737	119,684	176,009	179,026	826,549	545,849

Other expense:
Loss on extinguishment of debt	—	(7,577)	(43)	—	(108)	(7,577)
Merger expenses	67	—	(450)	(3,044)	(32,492)	(3,044)
Other	(173)	(193)	—	(198)	(191)	(3,987)
Total other expense	(106)	(7,770)	(493)	(3,242)	(32,791)	(14,608)

Income (loss) from continuing operations before income taxes and earnings of unconsolidated equity method investments	(2,296)	16,490	4,409	66,607	(224,580)	139,325
Income tax provision	9,325	1,283	2,269	7,659	14,738	17,280
Earnings of unconsolidated equity method investments, net of tax	426	1,160	572	601	1,978	2,281
Net income (loss)	$(11,195)	$16,367	$2,712	$59,549	$(237,340)	$124,326
Total comprehensive income (loss)	$(11,195)	$16,367	$2,712	$59,549	$(237,340)	$124,326

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended November 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(237,340)	$124,326
Adjustments to reconcile net income (loss) to net cash and restricted cash provided by operating activities:
Depreciation	262,806	269,689
Amortization of deferred financing costs	10,642	11,105
Amortization of lease premiums, discounts and incentives	17,360	17,077
Deferred income taxes	12,109	10,512
Non-cash share-based payment expense	28,049	9,793
Collections on net investment in leases	12,953	19,081
Security deposits and maintenance payments included in earnings	(107,732)	(40,496)
Gain on sale of flight equipment	(24,181)	(39,134)
Loss on extinguishment of debt	108	7,577
Impairment of flight equipment	299,551	7,404
Provision for credit losses	5,255	—
Other	(1,991)	219
Changes in certain assets and liabilities:
Accounts receivable	(55,946)	(6,516)
Other assets	(40,780)	6,689
Accounts payable, accrued expenses and other liabilities	(1,875)	(2,951)
Lease rentals received in advance	(54,608)	16,604
Net cash and restricted cash provided by operating activities	124,380	410,979
Cash flows from investing activities:
Acquisition and improvement of flight equipment	(134,263)	(953,170)
Proceeds from sale of flight equipment	113,588	345,318
Aircraft purchase deposits and progress payments, net of returned deposits and aircraft sales deposits	(4,083)	(13,093)
Unconsolidated equity method investments and associated costs	—	(11,681)
Other	(594)	3,572
Net cash and restricted cash used in investing activities	(25,352)	(629,054)
Cash flows from financing activities:
Repurchase of shares	(25,536)	(9,873)
Parent contribution at Merger	25,536	—
Proceeds from secured and unsecured debt financings	1,193,871	2,141,848
Repayments of secured and unsecured debt financings	(1,027,164)	(1,814,686)
Debt extinguishment costs	(108)	(7,183)
Deferred financing costs	(6,358)	(13,343)
Security deposits and maintenance payments received	63,443	149,195
Security deposits and maintenance payments returned	(48,162)	(81,351)
Dividends paid	(24,025)	(67,453)
Net cash and restricted cash provided by financing activities	151,497	297,154
Net increase in cash and restricted cash:	250,525	79,079
Cash and restricted cash at beginning of period	171,437	133,299

Cash and restricted cash at end of period	$421,962	$212,378

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
(Unaudited)

	Nine Months Ended November 30,
	2020	2019
Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	$416,621	$197,817
Restricted cash and cash equivalents	5,341	14,561

Unrestricted and restricted cash and cash equivalents	$421,962	$212,378

Supplemental disclosures of cash flow information:
Cash paid for interest	$176,284	$204,951
Cash paid for income taxes	$1,244	$995
Supplemental disclosures of non-cash investing activities:
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets assumed in asset acquisitions	$29,869	$28,862
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets settled in sale of flight equipment	$45,443	$62,751
Transfers from flight equipment held for lease to Net investment in leases and Other assets	$6,584	$62,129

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share amounts)
(Unaudited)

			Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Common Shares
	Shares	Amount
Balance, February 29, 2020	75,076,794	$751	$1,456,977	$578,461	$2,036,189
Amortization of share-based payments	—	—	28,049	—	28,049
Net loss	—	—	—	(228,857)	(228,857)
Payment of unvested shares at Merger	(101,809)	(1)	(25,535)	—	(25,536)
Parent contribution at Merger	—	—	25,536	—	25,536
Share cancellation and re-issuance at Merger	(74,960,937)	(750)	750	—	—
Balance, June 30, 2020	14,048	—	1,485,777	349,604	1,835,381
Net loss	—	—	—	(11,195)	(11,195)
Balance, August 31, 2020	14,048	—	1,485,777	338,409	1,824,186
Net income	—	—	—	2,712	2,712
Balance, November 30, 2020	14,048	$—	$1,485,777	$341,121	$1,826,898

			Additional Paid-In Capital	Retained Earnings (Deficit)	Total Shareholders’ Equity
	Common Shares
	Shares	Amount
Balance, February 28, 2019	75,066,346	$751	$1,458,783	$534,333	$1,993,867
Issuance of common shares to directors and employees	56,043	—	—	—	—
Repurchase of common shares from stockholders, directors and employees	(139,275)	(1)	(2,863)	—	(2,864)
Amortization of share-based payments	—	—	3,818	—	3,818
Reclassification of prior year director stock award liability	—	—	796	—	796
Dividends declared	—	—	—	(22,543)	(22,543)
Net income	—	—	—	48,410	48,410
Balance, June 30, 2019	74,983,114	750	1,460,534	560,200	2,021,484
Repurchase of common shares from stockholders, directors and employees	(347,784)	(4)	(7,005)	—	(7,009)
Amortization of share-based payments	—	—	2,100	—	2,100
Dividends declared	—	—	—	(22,485)	(22,485)
Net income	—	—	—	16,367	16,367
Balance, August 31, 2019	74,635,330	746	1,455,629	554,082	2,010,457
Amortization of share-based payments	—	—	2,821	—	2,821
Dividends declared	—	—	—	(23,789)	(23,789)
Net income	—	—	—	59,549	59,549
Balance, November 30, 2019	74,635,330	$746	$1,458,450	$589,842	$2,049,038

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2020

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
As previously disclosed, on September 30, 2020, the Company’s Board of Directors unanimously agreed to change the Company’s fiscal year end to the twelve-month period ending on the last day in February. This change better aligns the Company’s financial reporting period with the financial reporting cycle of its shareholders, Marubeni Corporation and Mizuho Leasing.
Aircastle is a holding company that conducts its business through subsidiaries. Aircastle directly or indirectly owns all outstanding common shares of its subsidiaries. The consolidated financial statements presented are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The Company manages, analyzes and reports on its business and results of operations based on one operating segment: leasing, financing, selling and managing commercial flight equipment. Our Chief Executive Officer is the chief operating decision maker.
The accompanying consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting and, in our opinion, reflect all adjustments, including normal recurring items, which are necessary to present fairly the results for interim periods. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. However, we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as amended, and the Company’s Transition Report on Form 10-Q for the two months ended February 29, 2020.
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
Upon the Company’s adoption of ASC 326, our net investment in leases was recorded in the consolidated financial statements net of an allowance for credit losses. This allowance for credit losses reflects the Company’s estimate of lessee default probabilities and loss given default percentages. The estimate of expected credit losses considers relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of reported amounts. Our allowance also considers the potential loss due to non-credit risk related to unguaranteed residual values. We adopted the standard using the “modified retrospective” approach with a January 1, 2020 adjustment to retained earnings. The adoption of the standard did not have a material impact on our consolidated financial statements or related disclosures.
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
November 30, 2020
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
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure subsequent to the balance sheet date of November 30, 2020, through the date on which the consolidated financial statements included in this Form 10-Q were issued.
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
In certain instances, we may provide lease concessions to customers, generally in the form of lease rental deferrals. While these deferral arrangements affect the timing of lease rental payments, the total amount of lease rental payments required over the lease term is generally the same as that which was required under the original lease agreement. We

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2020
account for the deferrals as if no modifications to the lease agreements were made and record the deferred rentals as a receivable within Other assets in our Consolidated Balance Sheets.
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
The COVID-19 virus has had an unprecedented negative impact on the global economy, and in particular on the aviation sector. As a result of COVID-19, there has been a dramatic slowdown in air traffic, with many markets in near complete shutdown. According to the International Air Transport Association (“IATA”), as of November 2020, air travel was down to approximately 34% of normal levels and a full recovery to pre-pandemic levels is not expected for several years. Substantially all the world’s airlines are experiencing financial difficulties and liquidity challenges. While we believe the long-term demand for air travel will return to historical trends over time, the near-term impacts of the COVID-19 virus’ economic shock are material; the extent and duration of which cannot currently be determined.
Airlines have been seeking to preserve liquidity through a combination of requesting government support, raising debt and equity, delaying or canceling new aircraft orders, furloughing employees, as well as requesting deferrals from lessors. We have agreed to defer near-term lease payments with certain of our airline customers, which they are obliged to repay over time. As of January 8, 2021, we have agreed to defer approximately $101,000 in near-term lease payments, including $76,460 that appear in our Consolidated Balance Sheets as components of Accounts receivable, Net investment in leases, or Other assets as of November 30, 2020. This represents approximately 15% of Lease rental and Direct financing and sales-type lease revenues for the twelve months ended November 30, 2020. Deferrals have been agreed to with 37 airlines, representing 46% of our customer base, and for an average deferral of five months of lease rentals. In certain situations, we have agreed to broader restructurings of contractual terms, for example obtaining better security packages, term extensions, or other valuable considerations in exchange for short-term economic concessions.
If air traffic remains depressed over an extended period and if our customers are unable to obtain sufficient funds from private, governmental or other sources, we may need to grant additional deferrals to our customers or extend the periods of repayment for deferrals we have already made. We may ultimately not be able to collect all the amounts we have deferred.
As of January 8, 2021, seven of our customers are subject to judicial insolvency proceedings or similar protection. We lease 22 aircraft to these customers, which comprise 13% of our net book value of flight equipment (including Flight equipment held for lease and Net investment in leases) and 11% of our Lease rental and direct financing and sales-type lease revenue as of and for the twelve months ended November 30, 2020. One of these customers is LATAM, our second largest customer, which represents 7% of our net book value of flight equipment and 6% of our Lease rental revenue as of and for the twelve months ended November 30, 2020. Based on historic experience, the judicial process can take anywhere from twelve months to eighteen months to be resolved. We are actively engaged in the various judicial proceedings to protect our economic interests. As a result of these proceedings, the recognition of lease rental revenue for certain customers may be done on a cash basis of accounting rather than the accrual method depending on the customers lease security arrangements.
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
November 30, 2020
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
November 30, 2020
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
The following tables set forth our financial assets as of November 30, 2020, August 31, 2020 and February 29, 2020 that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

		Fair Value Measurements at November 30, 2020 Using Fair Value Hierarchy
	Fair Value as of November 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$416,621	$416,621	$—	$—	Market
Restricted cash and cash equivalents	5,341	5,341	—	—	Market

Total	$421,962	$421,962	$—	$—

		Fair Value Measurements at August 31, 2020 Using Fair Value Hierarchy
	Fair Value as of August 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$514,917	$514,917	$—	$—	Market
Restricted cash and cash equivalents	5,353	5,353	—	—	Market

Total	$520,270	$520,270	$—	$—

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2020

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
For the two months ended August 31, 2020 and 2019, and the three and nine months ended November 30, 2020, we had no transfers into or out of Level 3.
We measure the fair value of certain assets and liabilities on a non-recurring basis, when U.S. GAAP requires the application of fair value, including events or changes in circumstances that indicate the carrying amounts of these assets may not be recoverable. Assets subject to these measurements include our investment in unconsolidated joint ventures and aircraft. We record aircraft at fair value when we determine the carrying value may not be recoverable. Fair value measurements for aircraft in impairment tests are based on the average of the market approach that uses Level 2 inputs, which include third party appraisal data and an income approach that uses Level 3 inputs, which include the Company’s assumptions and appraisal data as to future cash proceeds from leasing and selling aircraft discounted using the Company’s weighted average cost of capital.
We account for our investment in unconsolidated joint ventures under the equity method of accounting. Investments are recorded at cost and are adjusted by undistributed earnings and losses and the distributions of dividends and capital. These investments are also reviewed for impairment whenever events or changes in circumstances indicate the fair value is less than its carrying value and the decline is other-than-temporary.
Aircraft Valuation
Impairment of Flight Equipment
For the two months ended August 31, 2020, the Company recorded transactional impairment charges of $9,596, which primarily related to one narrow-body aircraft for which the customer rejected the lease due to judicial insolvency proceedings. We also recognized $9,367 of maintenance reserves and security deposits into revenue for this one aircraft.
For the three months ended November 30, 2020, the Company recorded transactional impairment charges totaling $9,867, which primarily related to the scheduled lease expirations of two narrow-body aircraft. The Company also recognized $15,200 of maintenance revenue related to these two aircraft.
During the nine months ended November 30, 2020, the Company recorded impairment charges totaling $299,551, of which $256,510 were transactional impairments, which primarily related to thirteen narrow-body and five wide-body aircraft. The Company also recognized $107,448 of maintenance reserves and security deposits into revenue for these eighteen aircraft. The impairment charges were attributable to early lease terminations, scheduled lease expirations, lessee defaults and/or judicial insolvency proceedings, or as a result of our annual recoverability assessment – refer to the section below for additional details.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2020
Annual Recoverability Assessment
We completed our annual recoverability assessment of our aircraft in the second quarter of 2020. Of the $299,551 impairment charges recorded for the nine months ended November 30, 2020, we recorded $43,040 related to one narrow-body and one wide-body aircraft as a result of our annual recoverability assessment. Although we have completed our annual recoverability assessment, we will continue to monitor the developments of the COVID-19 virus throughout the remainder of the year. We will closely monitor the impact of the virus on our customers, air traffic, lease rental rates, and aircraft valuations, and will perform additional customer and aircraft specific reviews should changes in facts and circumstances arise that may impact the recoverability of our aircraft. We will focus on our customers that have entered judicial insolvency proceedings and any additional customers that may become subject to similar-type proceedings, aircraft with near-term lease expirations, and certain aircraft variants that are more susceptible to the impact of COVID-19 and value deterioration.
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
The carrying amounts and fair values of our financial instruments at November 30, 2020, August 31, 2020 and February 29, 2020 were as follows:

	November 30, 2020		August 31, 2020		February 29, 2020
	Carrying Amount of Liability	Fair Value of Liability	Carrying Amount of Liability	Fair Value of Liability	Carrying Amount of Liability	Fair Value of Liability
Credit Facilities	$—	$—	$150,000	$148,737	$100,000	$100,000
Unsecured Term Loan	215,000	209,784	215,000	209,326	215,000	215,000
ECA Financings	40,055	41,814	43,649	45,680	50,745	52,593
Bank Financings	905,219	903,111	927,385	925,683	971,693	1,002,620
Senior Notes	3,950,000	4,088,771	3,950,000	3,901,958	3,600,000	3,807,956
All our financial instruments are classified as Level 2 with the exception of our Senior Notes, which are classified as Level 1.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2020
Note 3. Lease Rental Revenues and Flight Equipment Held for Lease
Minimum future annual lease rentals contracted to be received under our existing operating leases of flight equipment at November 30, 2020 were as follows:

Year Ending February 28/29,	Amount(1)
Remainder of 2020	$175,301
2021	660,667
2022	572,525
2023	500,271
2024	373,021
Thereafter	508,869
Total	$2,790,654
_______________
(1)Reflects impact of lessee lease rental deferrals.
Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Two Months Ended August 31,		Three Months Ended November 30,		Nine Months Ended November 30,
Region	2020	2019	2020	2019	2020	2019
Asia and Pacific	40%	44%	37%	44%	40%	44%
Europe	34%	26%	34%	25%	31%	27%
Middle East and Africa	5%	9%	6%	8%	7%	9%
North America	12%	9%	12%	10%	11%	9%
South America	9%	12%	11%	13%	11%	11%

Total	100%	100%	100%	100%	100%	100%
The classification of regions in the table above and in the tables and discussion below is determined based on the principal location of the lessee of each aircraft.
The following table shows the number of lessees with lease rental revenue of at least 5% of total lease rental revenue and their combined total percentage of lease rental revenue for the periods indicated:

	Two Months Ended August 31,				Three Months Ended November 30,				Nine Months Ended November 30,
	2020		2019		2020		2019		2020		2019
	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue
Largest lessees by lease rental revenue	5	40%	3	22%	4	31%	3	21%	4	29%	3	21%

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2020
The following table sets forth revenue attributable to individual countries representing at least 10% of Total revenue (including maintenance and other revenue) based on each lessee’s principal place of business for the periods indicated:

	Two Months Ended August 31,				Three Months Ended November 30,				Nine Months Ended November 30,
	2020		2019		2020		2019		2020		2019
Country	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Canada(1)	$—	—%	$—	—%	$24,338	13%	$—	—%	$—	—%	$—	—%
India(2)	22,606	20%	19,592	14%	22,455	12%	27,673	11%	75,951	12%	96,117	14%
Mexico(3)	—	—%	—	—%	—	—%	—	—%	85,711	14%	—	—%
_______________
(1)For the three months ended November 30, 2020, total revenue attributable to Canada included maintenance and other revenue, including early lease termination fees and security deposits recognized into revenue, totaling $19,260. For the two months ended August 31, 2020 and 2019, and for the nine months ended November 30, 2020, and the three and nine months ended November 30, 2019, total revenue attributable to Canada was less than 10%.
(2)For the two months ended August 31, 2020, total revenue attributable to India included maintenance and other revenue, including early lease termination fees and security deposits recognized into revenue, totaling $10,171. For the two months ended August 31, 2019, total revenue attributable to India included maintenance revenue of $(716). For the three and nine months ended November 30, 2020, total revenue attributable to India included maintenance and other revenue, including early lease termination fees and security deposits recognized into revenue, totaling $6,080 and $16,251, respectively. For the three and nine months ended November 30, 2019, total revenue attributable to India included $(803) and $16,035 of maintenance revenue, respectively.
(3)For the nine months ended November 30, 2020, total revenue attributable to Mexico included maintenance and other revenue, including early lease termination fees and security deposits recognized into revenue, totaling $79,912. For the two months ended August 31, 2020 and 2019, and for the three months ended November 30, 2020, and the three and nine months ended November 30, 2019, total revenue attributable to Mexico was less than 10%.
Geographic concentration of net book value of flight equipment (including flight equipment held for lease and net investment in leases, or “net book value”) was as follows:

	November 30, 2020			August 31, 2020			February 29, 2020
Region	Number of Aircraft		Net Book Value %	Number of Aircraft		Net Book Value %	Number of Aircraft		Net Book Value %
Asia and Pacific	80		37%	89		39%	90		38%
Europe	99		28%	99		27%	99		27%
Middle East and Africa	11		4%	11		4%	15		6%
North America	28		11%	28		10%	40		13%
South America	26		13%	26		13%	26		15%
Off-lease	16	(1)	7%	20	(2)	7%	2	(3)	1%
Total	260		100%	273		100%	272		100%
_______________
(1)Consisted of one Airbus A320-200 aircraft, which delivered during the fourth quarter of 2020 to a lessee in North America, one Airbus A320-200 aircraft and two Boeing 737-800 aircraft, which are subject to executed leases with airlines in Europe, one Airbus A330-200 aircraft, which is subject to a confirmed letter of intent to lease with an airline in Europe, and one Airbus A319-100, three Airbus A320-200 aircraft, three Airbus A330-200 aircraft, and four Boeing 737-800 aircraft, which we are marketing for lease or sale.
(2)Consisted of one Airbus A320-200 aircraft, which delivered during the fourth quarter of 2020 to a lessee in North America, one Airbus A330-200 aircraft, which is subject to a confirmed letter of intent to lease with an airline in Europe, eleven Airbus A320-200, four Airbus A330-200 and three Boeing 737-800 aircraft, which we are marketing for lease or sale.
(3)Consisted of one Airbus A330-200 aircraft, which delivered during the second quarter of 2020 to a lessee in Europe, and one Boeing 737-800 aircraft, which we are marketing for lease or sale.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2020
The following table sets forth net book value of flight equipment (includes net book value of flight equipment held for lease and net investment in leases) attributable to individual countries representing at least 10% of net book value of flight equipment based on each lessee’s principal place of business as of:

	November 30, 2020			August 31, 2020			February 29, 2020
Country	Net Book Value	Net Book Value %	Number of Lessees	Net Book Value	Net Book Value %	Number of Lessees	Net Book Value	Net Book Value %	Number of Lessees
India	$779,560	11%	4	$897,384	13%	4	$917,793	12%	4
At November 30, 2020, August 31, 2020 and February 29, 2020, the amounts of lease incentive liabilities recorded in maintenance payments on our Consolidated Balance Sheets were $13,731, $12,173 and $10,076, respectively.
Note 4. Net Investment in Leases
At November 30, 2020, August 31, 2020 and February 29, 2020, our net investment in leases consisted of 24, 24 and 30 aircraft, respectively. The components of our net investment in leases at November 30, 2020, August 31, 2020 and February 29, 2020, were as follows:

	November 30, 2020	August 31, 2020	February 29, 2020
Lease receivable	$111,392	$117,847	$166,060
Unguaranteed residual value of flight equipment	204,360	202,189	266,750
Net investment leases	315,752	320,036	432,810
Allowance for credit losses	(3,714)	(2,972)	(6,558)
Net investment in leases, net of allowance	$312,038	$317,064	$426,252
The activity in the allowance for credit losses related to our net investment in leases for the nine months ended November 30, 2020 is as follows:

Amount
Balance at February 29, 2020	$6,558
Provision for credit losses	4,513
Write-offs	(8,099)
Balance at August 31, 2020	2,972
Provision for credit losses	742

Balance at November 30, 2020	$3,714
During the nine months ended November 30, 2020, we wrote-off $8,099 of lease rentals against the allowance for credit losses due to the early lease termination of seven Airbus A320-200 aircraft which had been classified as Net investment in leases. At November 30, 2020, future lease payments on net investment in leases are as follows:

Year Ending February 28/29,	Amount
Remainder of 2020	$13,449
2021	32,504
2022	23,811
2023	22,628
2024	6,836
Thereafter	31,130
Total lease payments to be received	130,358
Present value of lease payments - lease receivable	(111,392)
Difference between undiscounted lease payments and lease receivable	$18,966

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2020
Note 5. Unconsolidated Equity Method Investments
We have a joint venture with Mizuho Leasing which has nine aircraft with a net book value of $315,418 at November 30, 2020.

Amount
Investment in joint ventures at February 29, 2020	$33,470
Earnings from joint venture, net of tax	1,406
Investment in joint ventures at August 31, 2020	34,876
Earnings from joint venture, net of tax	572
Investment in joint venture at November 30, 2020	$35,448
In April 2020, we sold two engines to Magellan, an affiliate of Marubeni, for $5,355. This transaction was approved by our Audit Committee as an arm’s length transaction under our related party policy.
Note 6. Variable Interest Entities
Aircastle consolidates two VIEs (the “Air Knight VIEs”) of which it is the primary beneficiary. The operating activities of these Air Knight VIEs are limited to acquiring, owning, leasing, maintaining, operating and, under certain circumstances, selling two aircraft as discussed below.
During February 2020, we repaid the export credit agency (the “ECA Financings”) for four of the six aircraft owned by the Air Knight VIEs, which included principal and accrued interest amounts outstanding of $95,128 and incurred early extinguishment costs of $4,020. In June 2020, the leases of the four aircraft subject to the ECA Financings were formally terminated and the aircraft were released as security under such financings. The only assets that the Air Knight VIEs have on their books are net investments in leases that are eliminated in the consolidated financial statements. The related aircraft, with a net book value as of November 30, 2020 of $121,878, were included in our flight equipment held for lease. The consolidated debt outstanding, net of debt issuance costs, of the Air Knight VIEs as of November 30, 2020 is $39,634.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2020
Note 7. Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured debt financings are as follows:

	At November 30, 2020				At August 31, 2020	At February 29, 2020
Debt Obligation	Outstanding Borrowings	Number of Aircraft	Interest Rate	Final Stated Maturity	Outstanding Borrowings	Outstanding Borrowings
Secured Debt Financings:
ECA Financings(1)	$40,055	2	3.49% to 3.96%	12/03/21 to 11/30/24	$43,649	$50,745
Bank Financings(2)	905,219	34	2.15% to 4.55%	06/17/23 to 01/19/26	927,385	971,693
Less: Debt issuance costs and discounts	(7,671)	—			(8,375)	(9,920)
Total secured debt financings, net of debt issuance costs and discounts	937,603	36			962,659	1,012,518

Unsecured Debt Financings:
Senior Notes due 2020(3)	—		7.625%	04/15/20	—	300,000
Senior Notes due 2021	500,000		5.125%	03/15/21	500,000	500,000
Senior Notes due 2022	500,000		5.50%	02/15/22	500,000	500,000
Senior 5.00% Notes due 2023	500,000		5.00%	04/01/23	500,000	500,000
Senior 4.40% Notes due 2023	650,000		4.40%	09/25/23	650,000	650,000
Senior Notes due 2024	500,000		4.125%	05/01/24	500,000	500,000
Senior Notes due 2025	650,000		5.250%	08/11/25	650,000	—
Senior Notes due 2026	650,000		4.250%	06/15/26	650,000	650,000
Unsecured Term Loans	215,000		1.72%	03/07/22 to 03/07/24	215,000	215,000
Revolving Credit Facilities	—		1.25% to 2.00%	07/30/21 to 06/27/22	150,000	100,000
Less: Debt issuance costs and discounts	(34,859)				(37,234)	(30,765)
Total unsecured debt financings, net of debt issuance costs and discounts	4,130,141				4,277,766	3,884,235

Total secured and unsecured debt financings, net of debt issuance costs and discounts	$5,067,744				$5,240,425	$4,896,753

(1)The borrowings under these financings at November 30, 2020 have a weighted-average rate of interest of 3.60%. During February 2020, the Company repaid the ECA Financings for four aircraft owned by the Air Knight VIEs, which were released as security for such financings during the second quarter of 2020 – see Note 6.
(2)The borrowings under these financings at November 30, 2020 have a weighted-average fixed rate of interest of 3.09%.
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
On August 11, 2020, the Company issued $650,000 aggregate principal amount of Senior Notes due 2025 (the “Senior Notes due 2025”) at an issue price of 99.057%. The Senior Notes due 2025 will mature on August 11, 2025 and

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2020
bear interest at a rate of 5.25% per annum, payable semi-annually on February 11 and August 11 of each year, commencing on February 11, 2021. Interest accrues on the Senior Notes due 2025 from August 11, 2020.
As of November 30, 2020, we had no borrowings outstanding under our revolving credit facilities and had $1,250,000 available for borrowing.
As of November 30, 2020, we were in compliance with all applicable covenants in our financings.
Note 8. Shareholders' Equity and Share-Based Payment
On March 27, 2020, (the “Merger Date”), the total authorized share capital of the Company was $3,000, comprised of 250,000,000 common shares of $0.01 each and 50,000,000 preference shares of $0.01 each, and the issued share capital of the Company was comprised of 14,048 common shares of $0.01 each.
In December 2019, the Company accelerated the vesting of certain restricted common share awards and the vesting and payment of certain Performance Share Units (“PSUs”) held by the Company’s executive officers, initially granted under the Aircastle Limited Amended and Restated 2014 Omnibus Incentive Plan. Share-based compensation expense of $914 related to restricted common shares and $4,247 related to PSUs represents the cost of this accelerated vesting from March 1, 2020 through the Merger Date.
As per the Agreement and Plan of Merger, dated as of November 5, 2019, (the “Merger Agreement”), on the Merger Date, the Company paid $4,063 and $21,473 representing the payment for 126,971 unvested restricted common shares and 671,030 unvested PSUs, respectively. Concurrently, the Company received $25,536 from MM Air Limited, which was recorded as an additional paid-in-capital as of the Merger Date.
Included in share-based compensation expense for the nine months ended November 30, 2020 is $3,921 and $18,967 related to remaining outstanding restricted common shares and remaining outstanding PSUs, respectively, that were accelerated and paid out (in the case of PSUs, at the maximum level of performance) in accordance with the Merger Agreement.
On February 13, 2020, the Company declared a dividend of $0.32 per share and paid $24,025 on March 6, 2020 for all shareholders of record as of February 28, 2020.
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
The sources of income (loss) from continuing operations before income taxes and earnings of our unconsolidated equity method investments for the two months ended August 31, 2020 and 2019, and the three and nine months ended November 30, 2020 and 2019 were as follows:

	Two Months Ended August 31,		Three Months Ended November 30,		Nine Months Ended November 30,
	2020	2019	2020	2019	2020	2019
U.S. operations	$5,161	$3,655	$15,291	$80	$28,188	$6,381
Non-U.S. operations	(7,457)	12,835	(10,882)	66,527	(252,768)	132,944
Income (loss) from continuing operations before income taxes and earnings (loss) of unconsolidated equity method investments	$(2,296)	$16,490	$4,409	$66,607	$(224,580)	$139,325

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2020
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
The consolidated income tax expense for the two months ended August 31, 2020, and the three and nine months ended November 30, 2020 was determined based upon estimates of the Company’s consolidated effective income tax rates for the fiscal year ending February 28, 2021. The consolidated income tax expense for the two months ended August 31, 2019, and the three and nine months ended November 30, 2019 was based upon estimates of the Company’s consolidated effective income tax rate for the calendar year ended December 31, 2019.
The Company’s effective tax rates (“ETRs”) for two months ended August 31, 2020 and 2019 were (406.1)% and 7.8%, respectively. The Company’s ETRs for the three and nine months ended November 30, 2020 and 2019 were 51.5% and (6.6)%, and 11.5% and 12.4%, respectively. The two months ended August 31, 2020 includes an adjustment to change from calendar year to fiscal year ETR for the six months ended June 30, 2020. Excluding this adjustment, the two months August 2020 ETR would have been (55.5)%. Movements in the ETR are generally caused by changes in the proportion of the Company’s pre-tax earnings in taxable and non-tax jurisdictions. During the nine months ended November 30, 2020, we incurred net impairment charges of $191,697 in low tax jurisdictions and a significant decrease in Bermuda income.
Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income (loss) from continuing operations consisted of the following:

	Two Months Ended August 31,		Three Months Ended November 30,		Nine Months Ended November 30,
	2020	2019	2020	2019	2020	2019
Notional U.S. federal income tax expense (benefit) at the statutory rate	$(482)	$3,463	$925	$13,987	$(47,162)	$29,258
U.S. state and local income tax, net	492	229	917	221	2,998	611
Non-U.S. operations:
Bermuda	7,853	1,503	(1,719)	(8,037)	56,572	(10,562)
Ireland	781	(1,422)	(287)	147	1,470	(1,055)
Singapore	(10)	(16)	(1)	(3)	80	(18)
Other low tax jurisdictions	30	(1,372)	25	578	(412)	(1,779)
Non-deductible expenses in the U.S.	661	45	38	766	3,385	825
Other	—	(1,147)	2,371	—	(2,193)	—

Income tax provision	$9,325	$1,283	$2,269	$7,659	$14,738	$17,280
The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law on March 27, 2020. The CARES Act, among other things, includes provisions relating to net operating loss carrybacks, alternative minimum tax credit refunds, modification to the net interest expense deduction limitation and technical correction to the tax depreciation methods for qualified improvement property. The CARES Act did not materially impact the Company’s effective tax rate for the nine months ended November 30, 2020.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2020
Note 10. Interest, Net
The following table shows the components of interest, net:

	Two Months Ended August 31,		Three Months Ended November 30,		Nine Months Ended November 30,
	2020	2019	2020	2019	2020	2019
Interest on borrowings and other liabilities	$35,088	$41,975	$56,087	$59,959	$163,821	$186,012
Amortization of deferred financing fees and debt discount	2,319	2,589	3,929	3,810	10,642	11,105
Interest expense	37,407	44,564	60,016	63,769	174,463	197,117
Less: Interest income	(52)	(493)	(71)	(565)	(467)	(2,165)
Interest, net	$37,355	$44,071	$59,945	$63,204	$173,996	$194,952
Note 11. Commitments and Contingencies
Rent expense, primarily for the corporate offices and sales and marketing offices, was $252 for the two months ended August 31, 2020, and $413 and $1,213 for the three and nine months ended November 30, 2020, respectively, and $276 for the two months ended August 31, 2019, and $415 and $1,216 for the three and nine months ended November 30, 2019, respectively.
As of November 30, 2020, Aircastle is obligated under non-cancelable operating leases relating principally to office facilities in Stamford, Connecticut; Dublin, Ireland; and Singapore for future minimum lease payments as follows:

Year Ending February 28/29,	Amount
Remainder of 2020	$483
2021	1,923
2022	1,783
2023	1,716
2024	1,747
Thereafter	5,840
Total	$13,492
At November 30, 2020, we had commitments to acquire 25 Embraer E-Jet E2 aircraft for $1,008,096, excluding manufacturer credits.
Commitments, including $110,946 of remaining progress payments, contractual price escalations and other adjustments for these aircraft, at November 30, 2020, net of amounts already paid, are as follows:

Year Ending February 28/29,	Amount
Remainder of 2020	$9,015
2021	181,455
2022	448,408
2023	157,274
2024	84,829
Thereafter	127,115
Total	$1,008,096

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2020
Note 12. Other Assets
The following table describes the principal components of other assets on our Consolidated Balance Sheets as of:

	November 30, 2020	August 31, 2020	February 29, 2020
Deferred income tax asset	$1,135	$1,531	$636
Lease incentives and lease premiums, net of amortization of $73,081, $70,234 and $63,010, respectively	81,809	93,322	103,161
Flight equipment held for sale	53,218	5,632	13,083
Aircraft purchase deposits and Embraer E-2 progress payments	42,901	42,901	39,038
Right-of-use asset(1)	8,341	8,620	9,148
Deferred rent receivable	47,237	59,354	4,494
Other assets	36,596	36,112	37,057

Total other assets	$271,237	$247,472	$206,617
______________
(1)Net of lease incentives and tenant allowances.
Note 13. Accounts Payable, Accrued Expenses and Other Liabilities
The following table describes the principal components of accounts payable, accrued expenses and other liabilities recorded on our Consolidated Balance Sheets as of:

	November 30, 2020	August 31, 2020	February 29, 2020
Accounts payable, accrued expenses and other liabilities	$49,151	$43,210	$64,034
Deferred income tax liability	78,159	71,130	65,928
Accrued interest payable	51,005	54,525	62,196
Lease liability	11,486	11,846	12,510
Lease discounts, net of amortization of $44,627, $45,359 and $44,968, respectively	1,636	1,898	2,446

Total accounts payable, accrued expenses and other liabilities	$191,437	$182,609	$207,114

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks, uncertainties and assumptions. You should read the following discussion in conjunction with our historical consolidated financial statements and the notes thereto appearing elsewhere in this report. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those described under “Risk Factors” and included in our Annual Report on Form 10-K for the year ended December 31, 2019, as amended, and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020. Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and, unless otherwise indicated, the other financial information contained in this report has also been prepared in accordance with U.S. GAAP. Unless otherwise indicated, all references to “dollars” and “$” in this report are to, and all monetary amounts in this report are presented in, U.S. dollars.
All statements included or incorporated by reference in this Quarterly Report on Form 10-Q (this “report”), other than characterizations of historical fact, are forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not necessarily limited to, statements relating to our ability to acquire, sell, lease or finance aircraft, raise capital, pay dividends, and increase revenues, earnings, EBITDA and Adjusted EBITDA and the global aviation industry and aircraft leasing sector. Words such as “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “may,” “will,” “would,” “could,” “should,” “seeks,” “estimates” and variations on these words and similar expressions are intended to identify such forward-looking statements. These statements are based on our historical performance and that of our subsidiaries and on our current plans, estimates and expectations and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements; Aircastle can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any such forward-looking statements which are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. These risks or uncertainties include, but are not limited to, those described from time to time in Aircastle’s filings with the Securities and Exchange Commission (the “SEC”) and previously disclosed under “Risk Factors” in Part I - Item 1A of Aircastle’s 2019 Annual Report on Form 10-K, as amended, and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020. In addition, new risks and uncertainties emerge from time to time, and it is not possible for Aircastle to predict or assess the impact of every factor that may cause its actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this report. Aircastle expressly disclaims any obligation to revise or update publicly any forward-looking statement to reflect future events or circumstances.
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

OVERVIEW
Aircastle acquires, leases, and sells commercial jet aircraft to airlines throughout the world. As of November 30, 2020, we owned and managed on behalf of our joint ventures 269 aircraft leased to 80 lessees located in 45 countries. Our aircraft are managed by an experienced team based in the United States, Ireland and Singapore. Our aircraft are subject to net leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs. However, in many cases we are obligated to pay a specified portion of maintenance or modification costs. As of November 30, 2020, the net book value of our flight equipment (including flight equipment held for lease and net investment in leases, or “net book value”) was $6.98 billion compared to $7.57 billion at February 29, 2020. Our total revenues and net loss for the three and nine months ended November 30, 2020 were $180.9 million and $2.7 million and $634.8 million and $237.3 million, respectively.
On March 27, 2020, the Company successfully completed its merger (the “Merger”) and is now controlled by affiliates of Marubeni Corporation and Mizuho Leasing Company, Limited (“Mizuho Leasing”). The Merger has not resulted in any change of the Company’s business strategy, and we believe the Company will benefit by having stable investors with a long-term investment horizon. We also may benefit by being affiliated with Mizuho Leasing, part of the Mizuho Financial Group, one of the largest Japanese financial institutions.
As previously disclosed, on September 30, 2020, the Company’s Board of Directors unanimously agreed to change the Company’s fiscal year end to the twelve-month period ended the last day in February. This change better aligns the Company’s financial reporting period with the financial reporting cycle of its shareholders, Marubeni Corporation and Mizuho Leasing.
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
The COVID-19 crisis has had an unprecedented negative impact on the global economy, and in particular on the aviation sector. As a result of COVID-19, there has been a dramatic slowdown in air traffic, with many markets in near complete shutdown. While there have been some limited improvements in certain markets recently, according to IATA, as of November 2020, air travel is still down to approximately 34% of normal levels and a full recovery to pre-pandemic levels is not expected for several years. IATA estimates this situation will cost the airline industry over $510 billion of lost revenue, a number which may be revised upwards. Substantially all of the world’s airlines are experiencing financial difficulties and liquidity challenges, including certain of our customers, and this could adversely affect our lessees’ ability to fulfill their lease payment obligations to us. According to IATA, total net losses for the airline industry will reach $118 billion in 2020 and $39 billion in 2021. While we believe long-term demand for air travel will return to historical trends over time, the near-term impacts of the COVID-19 economic shock are material; the extent and duration of those impacts cannot currently be determined.
Airlines have been seeking to preserve liquidity by obtaining support from their respective governments, raising debt and equity, delaying or canceling new aircraft orders, furloughing employees, and requesting concessions from lessors. Some have sought judicial protection. We have agreed to defer lease payments with numerous airline customers, which they are obligated to repay over time. As of January 8, 2021, we have agreed to defer approximately $101.0 million in near-term lease payments, including $76.5 million that appear in our Consolidated Balance Sheets as components of Accounts receivable, Net investment in leases, or Other assets as of November 30, 2020. This represents approximately 15% of Lease rental and Direct financing and sales-type lease revenues for the twelve months ended November 30, 2020. Deferrals have been agreed to with 37 airlines, representing 46% of our customers, for an average deferral of five months of lease rentals. In a limited number of situations, we have agreed to broader restructurings of contractual terms, for example obtaining better security packages, term extensions, or other valuable considerations in exchange for short-term economic concessions.
If air traffic continues to remain depressed over an extended period and if our customers are unable to obtain sufficient funds from private, governmental or other sources, we may need to grant additional deferrals to our customers or extend the period of repayment for deferrals we have already made. We may ultimately not be able to collect all the amounts we have deferred.
As of January 8, 2021, seven of our customers are subject to judicial insolvency proceedings or similar protection. We lease 22 aircraft to these customers, which comprise 13% of our net book value of flight equipment (including Flight equipment held for lease and Net investment in leases, or “net book value”) and 11% of our Lease rental and direct financing and sales-type lease revenue as of and for the twelve months ended November 30, 2020. One of these customers is LATAM, our second largest customer, which represents 7% of our net book value of flight equipment and 6% of our Lease rental revenue as of and for the twelve months ended November 30, 2020. Based on historic experience, the judicial process can take up to twelve to eighteen months to be resolved. We are actively engaged in these judicial proceedings to protect our economic interests. However, the outcome of these proceedings is uncertain and could result in these customers grounding our aircraft, negotiating reductions in aircraft lease rentals, rejecting their leases or taking other actions that could adversely impact us or the value of our aircraft. As a result of these proceedings, the recognition of lease rental revenue for certain customers may be done on a cash basis of accounting rather than the accrual method depending on the customers lease security arrangements.
We believe we have sufficient liquidity to meet our contractual obligations over the next twelve months and as of December 31, 2020, have $2.21 billion of liquidity from cash on hand, working capital and/or available credit lines. As of November 30, 2020, we have commitments to acquire 25 aircraft for $1.01 billion, excluding manufacturer credits, between 2020-2026.
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
As a result of the COVID-19 pandemic, the Company has provided lease concessions to certain customers, primarily in the form of lease rental deferrals. While these deferral arrangements affect the timing of lease rental payments, the total amount of lease rental payments required over the lease is generally the same as that which was required under the original lease agreement. We account for the deferrals as if no modifications to the lease agreements were made and record the deferred rentals as a receivable within Other assets in our Consolidated Balance Sheets. In a limited number of situations, we have agreed to broader restructurings of contractual terms, for example obtaining better security packages, term extensions, or other valuable considerations in exchange for short-term economic concessions.
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
This estimated lease incentive is not recognized as a lease incentive liability at the inception of the lease. We recognize the lease incentive as a reduction of lease revenue on a straight-line basis over the life of the lease, with the offset being recorded as a lease incentive liability which is included in maintenance payments in our Consolidated Balance Sheets. The payment to the lessee for the lease incentive liability is first recorded against the lease incentive liability and any excess above the lease incentive liability is recorded as a prepaid lease incentive asset which is included in Other assets on our Consolidated Balance Sheets and continues to amortize over the remaining life of the lease.
Fiscal Year 2020 Lease Expirations and Lease Placements
At November 30, 2020, the Company had sixteen off-lease aircraft and thirteen aircraft with scheduled lease expirations in fiscal 2020. As of January 8, 2021, of these 29 aircraft, we have sixteen aircraft, which account for 6% of our net book value at November 30, 2020, still to be placed or sold.
Fiscal Year 2021-2024 Lease Expirations and Lease Placements
Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in the period fiscal 2021-2024, representing the percentage of our net book value of flight equipment (including flight equipment held for lease and net investment in leases) at November 30, 2020, specified below:
•2021: 12 aircraft, representing 4%;
•2022: 29 aircraft, representing 9%;
•2023: 27 aircraft, representing 7%; and
•2024: 55 aircraft, representing 21%.

Operating Expenses
Operating expenses are comprised of depreciation of flight equipment held for lease, interest expense, SG&A expenses, aircraft impairment charges and maintenance and other costs. Because our operating lease terms generally require the lessee to pay for operating, maintenance and insurance costs, our portion of maintenance and other costs relating to aircraft reflected in our statement of income primarily relates to expenses for scheduled transitions and early lease terminations.
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
The CARES Act was signed into law on March 27, 2020. The CARES Act, among other things, includes provisions relating to net operating loss carrybacks, alternative minimum tax credit refunds, modification to the net interest expense deduction limitation and technical correction to the tax depreciation methods for qualified improvement property. The CARES Act did not materially impact the Company’s effective tax rate for the nine months ended November 30, 2020.

Acquisitions and Sales
During the nine months ended November 30, 2020, we acquired five aircraft for $154.3 million. As of January 8, 2021, we have not acquired any additional aircraft. At November 30, 2020, we had commitments to acquire 25 new E-Jet E2 aircraft from Embraer for $1.01 billion, excluding manufacturer credits. Of this amount, approximately $9.0 million represents commitments for the remainder of 2020.
During the nine months ended November 30, 2020, we sold six aircraft for net proceeds of $113.6 million, and recognized net gains on sales of $24.2 million. As of January 8, 2021, we have sold four additional aircraft.
The following table sets forth certain information with respect to the aircraft owned by us as of November 30, 2020:
AIRCASTLE AIRCRAFT INFORMATION (dollars in millions)

Owned Aircraft	As of November 30, 2020(1)	As of November 30, 2019(1)
Net Book Value of Flight Equipment	$6,979	$7,717
Net Book Value of Unencumbered Flight Equipment	$5,406	$5,900
Number of Aircraft	260	270
Number of Unencumbered Aircraft	224	229
Number of Lessees	80	85
Number of Countries	45	48
Weighted Average Age (years)(2)	10.5	9.9
Weighted Average Remaining Lease Term (years)(2)	4.3	4.8
Weighted Average Fleet Utilization during the three months ended November 30, 2020 and 2019(3)	94.0%	99.3%
Weighted Average Fleet Utilization during the nine months ended November 30, 2020 and 2019(3)	94.8%	96.7%
Portfolio Yield for the three months ended November 30, 2020 and 2019(4)	8.4%	11.1%
Portfolio Yield for the nine months ended November 30, 2020 and 2019(4)	9.1%	10.9%

Managed Aircraft on behalf of Joint Venture
Net Book Value of Flight Equipment	$315	$329
Number of Aircraft	9	9

(1)Calculated using net book value at period end.
(2)Weighted by net book value.
(3)Aircraft on-lease days as a percent of total days in period weighted by net book value. The decrease from our historical utilization rate for the three and nine months ended November 30, 2020 and 2019, was primarily due to early lease terminations.
(4)Lease rental revenue, interest income and cash collections on our net investment in leases for the period as a percent of the average net book value for the period; quarterly information is annualized. The calculation of portfolio yield includes our net investment in leases in the average net book value, and the interest income and cash collections from our net investment in lease rentals.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of November 30, 2020			Owned Aircraft as of November 30, 2019
	Number of Aircraft		% of Net Book Value(1)	Number of Aircraft		% of Net Book Value(1)
Aircraft Type
Passenger:
Narrow-body	233		77%	241		74%
Wide-body	23		19%	25		22%
Total Passenger	256		96%	266		96%
Freighter	4		4%	4		4%
Total	260		100%	270		100%

Manufacturer
Airbus	176		65%	175		62%
Boeing	79		33%	90		37%
Embraer	5		2%	5		1%
Total	260		100%	270		100%

Regional Diversification
Asia and Pacific	80		37%	96		39%
Europe	99		28%	90		25%
Middle East and Africa	11		4%	16		7%
North America	28		11%	40		13%
South America	26		13%	26		15%
Off-lease	16	(2)	7%	2	(3)	1%

Total	260		100%	270		100%

(1)    Calculated using net book value at period end.
(2)    Consisted of one Airbus A320-200 aircraft, which delivered during the fourth quarter of 2020 to a lessee in North America, one Airbus A320-200 aircraft and two Boeing 737-800 aircraft, which are subject to executed leases with airlines in Europe, one Airbus A330-200 aircraft, which is subject to a confirmed letter of intent to lease with an airline in Europe, and one Airbus A319-100, three Airbus A320-200 aircraft, three Airbus A330-200 aircraft, and four Boeing 737-800 aircraft, which we are marketing for lease or sale.
(3)    Consisted of one Airbus A320-200 aircraft, which delivered during the fourth quarter of 2019 to a lessee in Europe, and one Airbus A330-200 aircraft, which delivered during the second quarter of 2020 to a lessee in Europe.

Our top ten customers with respect to aircraft we owned as of November 30, 2020, representing 105 aircraft and 42.4% of our net book value of flight equipment (includes Flight equipment held for lease and Net investment in leases), are as follows:

Customer	Percent of Net Book Value	Country	Number of Aircraft
IndiGo	8.3%	India	14
LATAM(1)	7.4%	Chile	13
easyJet	5.2%	United Kingdom	30
Iberia	3.8%	Spain	15
Air Canada	3.7%	Canada	5
Lion Air	3.4%	Indonesia	7
Aerolineas Argentinas	2.9%	Argentina	5
American Airlines	2.7%	United States	7
AirBridgeCargo(2)	2.5%	Russia	2
Jeju Air	2.5%	South Korea	7

Total top ten customers	42.4%		105
All other customers	57.6%		155

Total all customers	100.0%		260

(1)     LATAM filed for Chapter 11 in May 2020.
(2) Guaranteed by Volga-Dnepr Airlines. We have one additional aircraft on lease with an affiliate.
Finance
We operate in a capital-intensive industry and have a demonstrated track record of raising substantial amounts of capital over the last fifteen years. Since our inception in late 2004, we have raised $1.69 billion in equity capital from private and public investors. We also raised $18.19 billion in debt capital from a variety of sources including export credit agency-backed debt, commercial bank debt, the aircraft securitization markets and the unsecured bond market. The diversity and global nature of our financing sources demonstrates our ability to adapt to changing market conditions and seize new growth opportunities.
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
See “Liquidity and Capital Resources — Secured Debt Financings” and “Liquidity and Capital Resources — Unsecured Debt Financings” below.

RESULTS OF OPERATIONS
Comparison of the three months ended November 30, 2020 to the three months ended November 30, 2019:

	Three Months Ended November 30,
	2020	2019
	(Dollars in thousands)
Revenues:
Lease rental revenue	$139,493	$199,847
Direct financing and sales-type lease revenue	4,839	7,760
Amortization of lease premiums, discounts and incentives	(5,384)	(5,819)
Maintenance revenue	24,843	15,360
Total lease revenue	163,791	217,148
Gain (loss) on sale of flight equipment	12,951	26,512
Other revenue	4,169	5,215
Total revenues	180,911	248,875
Operating expenses:
Depreciation	86,845	90,737
Interest, net	59,945	63,204
Selling, general and administrative	15,145	18,389
Impairment of flight equipment	9,867	—
Maintenance and other costs	4,207	6,696
Total operating expenses	176,009	179,026

Other expense:
Loss on extinguishment of debt	(43)	—
Merger expenses	(450)	(3,044)
Other	—	(198)
Total other expense	(493)	(3,242)

Income from continuing operations before income taxes and earnings of unconsolidated equity method investments	4,409	66,607
Income tax provision	2,269	7,659
Earnings of unconsolidated equity method investments, net of tax	572	601
Net income	$2,712	$59,549
Revenues
Total revenues decreased by $68.0 million for the three months ended November 30, 2020, as compared to the three months ended November 30, 2019.
Lease rental revenue. The decrease in lease rental revenue of $60.4 million for the three months ended November 30, 2020, as compared to the same period in 2019, was primarily the result of:
•a $52.5 million decrease due to early lease terminations and the recognition of lease rental revenue for certain customers using a cash basis of accounting rather than an accrual method – see Note 1 regarding our lease revenue recognition policy; and
•a $9.6 million decrease due to the sale of 22 aircraft since September 1, 2019.
This decrease was partially offset by a $6.9 million increase in revenue, reflecting the impact of twenty aircraft purchased since September 1, 2019.
Direct financing and sales-type lease revenue. For the three months ended November 30, 2020, $4.8 million of interest income from direct financing and sales-type leases was recognized, as compared to $7.8 million recorded for the same period in 2019, primarily attributable to the early lease terminations of eight aircraft during 2020 and sales of two aircraft subject to direct financing and sales-type leases.

Amortization of lease premiums, discounts and lease incentives consisted of the following:

	Three Months Ended November 30,
	2020	2019
	(Dollars in thousands)
Amortization of lease premiums	$(3,353)	$(4,227)
Amortization of lease discounts	262	653
Amortization of lease incentives	(2,293)	(2,245)

Amortization of lease premiums, discounts and incentives	$(5,384)	$(5,819)

Maintenance revenue. For the three months ended November 30, 2020, we recorded $24.8 million of maintenance revenue, of which $18.2 million related to the scheduled lease expirations of six narrow-body aircraft. The remaining activity primarily related to the early lease terminations of two narrow-body aircraft. For the same period in 2019, we recorded $15.4 million maintenance revenue, of which $11.5 million related to the scheduled lease expirations of two wide-body aircraft.
Gain on sale of flight equipment. We recorded gains on sale of $13.0 million for the three months ended November 30, 2020, as compared to $26.5 million for the same period in 2019. During the three months ended of 2020, we sold three aircraft, as compared to the sale of ten aircraft during the three months ended of 2019.

Operating expenses
Total operating expenses decreased by $3.0 million for the three months ended November 30, 2020, as compared to the three months ended November 30, 2019.
Depreciation expense decreased by $3.9 million for the three months ended November 30, 2020 as compared to the same period in 2019, primarily due to a decrease of $8.6 million resulting from 22 aircraft sold since September 1, 2019 and lower depreciation on aircraft subject to impairment charges recorded during 2020. This is partially offset by higher depreciation of $3.1 million due to 23 aircraft acquired since September 1, 2019.
Interest, net consisted of the following:

	Three Months Ended November 30,
	2020	2019
	(Dollars in thousands)
Interest on borrowings and other liabilities	$56,087	$59,959
Amortization of deferred financing fees and debt discount	3,929	3,810
Interest expense	60,016	63,769
Less: Interest income	(71)	(565)
Interest, net	$59,945	$63,204
Interest, net decreased by $3.3 million as compared to the three months ended November 30, 2019, primarily as a result of lower weighted average interest rates and lower weighted average debt outstanding.
Selling, general and administrative expenses for the three months ended November 30, 2020 decreased $3.2 million as compared to the same period in 2019, due to lower share-based compensation expense of $3.2 million.
Impairment of aircraft. We recorded impairment charges of $9.9 million, primarily related to the scheduled lease expiration of two narrow-body aircraft during the three months ended November 30, 2020. The Company recognized $15.2 million of maintenance revenue related to these two aircraft during the three months ended November 30, 2020. During the three months ended November 30, 2019, we did not record any impairment charges. See “Summary of Recoverability Assessment and Other Impairments” below for a detailed discussion of impairment charges related to certain aircraft.

Maintenance and other costs were $4.2 million for the three months ended November 30, 2020, a decrease of $2.5 million compared to the same period in 2019, The three months ended November 30, 2019 included higher than projected lessor contributions towards the cost of maintenance events for aircraft acquired with attached leases.
Other expense
Total other expense decreased by $2.7 million for the three months ended November 30, 2020, as compared to the three months ended November 30, 2019. The three months ended November 30, 2019 included $3.0 million of legal and banking expenses related to the Merger.
Income tax provision
Our provision for income taxes for the three months ended November 30, 2020 and 2019 was $2.3 million and $7.7 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily the United States and Ireland. The decrease in our income tax provision of $5.4 million for the three months ended November 30, 2020, as compared to the same period in 2019, was primarily attributable to changes in operating income subject to tax in Ireland, the United States and other jurisdictions. During the three months ended November 30, 2020, we had net maintenance revenue of $5.0 million in low tax jurisdictions and a significant decrease in Bermuda income, offset by aircraft sales and increased leasing activity in the U.S.

RESULTS OF OPERATIONS
Comparison of the nine months ended November 30, 2020 to the nine months ended November 30, 2019:

	Nine Months Ended November 30,
	2020	2019
	(Dollars in thousands)
Revenues:
Lease rental revenue	$473,566	$588,141
Direct financing and sales-type lease revenue	14,903	24,407
Amortization of lease premiums, discounts and incentives	(17,360)	(17,077)
Maintenance revenue	121,508	55,807
Total lease revenue	592,617	651,278
Gain on sale of flight equipment	24,181	39,134
Other revenue	17,962	9,370
Total revenues	634,760	699,782
Operating expenses:
Depreciation	262,806	269,689
Interest, net	173,996	194,952
Selling, general and administrative	76,152	55,060
Impairment of flight equipment	299,551	7,404
Maintenance and other costs	14,044	18,744
Total operating expenses	826,549	545,849

Other expense:
Loss on extinguishment of debt	(108)	(7,577)
Merger expenses	(32,492)	(3,044)
Other	(191)	(3,987)
Total other expense	(32,791)	(14,608)

Income (loss) from continuing operations before income taxes and earnings of unconsolidated equity method investments	(224,580)	139,325
Income tax provision	14,738	17,280
Earnings of unconsolidated equity method investments, net of tax	1,978	2,281
Net income (loss)	$(237,340)	$124,326
Revenues
Total revenues decreased by $65.0 million for the nine months ended November 30, 2020, as compared to the nine months ended November 30, 2019.
Lease rental revenue. The decrease in lease rental revenue of $114.6 million for the nine months ended November 30, 2020, as compared to the same period in 2019, was primarily the result of:
•a $90.8 million decrease due to early lease terminations and the recognition of lease rental revenue for certain customers using a cash basis of accounting rather than an accrual method – see Note 1 regarding our lease revenue recognition policy; and
•a $40.5 million decrease due to the sale of 27 aircraft since March 1, 2019.
This decrease was partially offset by a $37.5 million increase in revenue, reflecting the impact of 46 aircraft purchased since March 1, 2019.
Direct financing and sales-type lease revenue. For the nine months ended November 30, 2020, $14.9 million of interest income from direct financing and sales-type leases was recognized, as compared to $24.4 million recorded for the same period in 2019, primarily attributable to the early lease terminations of eight aircraft during 2020 and sales of two aircraft subject to direct financing and sales-type leases.
Amortization of lease premiums, discounts and lease incentives consisted of the following:

	Nine Months Ended November 30,
	2020	2019
	(Dollars in thousands)
Amortization of lease premiums	$(11,819)	$(12,717)
Amortization of lease discounts	810	3,260
Amortization of lease incentives	(6,351)	(7,620)

Amortization of lease premiums, discounts and incentives	$(17,360)	$(17,077)
The decrease in amortization of lease discounts of $2.5 million for the nine months ended November 30, 2020, as compared to the same period in 2019 was primarily due to fully amortized lease discounts for aircraft that transitioned to new lessees or extended.
Maintenance revenue. For the nine months ended November 30, 2020, we recorded $121.5 million of maintenance revenue, comprised primarily of $66.3 million related to the early lease terminations of fifteen narrow-body aircraft, as well as $54.5 million related to the scheduled lease expirations of nine narrow-body aircraft and one wide-body aircraft. For the same period in 2019, we recorded $55.8 million maintenance revenue, comprised of $35.2 million related to the scheduled lease expirations of five narrow-body aircraft and four wide-body aircraft and $17.1 million related to the early lease terminations of eight narrow-body aircraft.
Gain on sale of flight equipment decreased by $15.0 million to $24.2 million for the nine months ended November 30, 2020, as compared to gains of $39.1 million for the same period in 2019. During the nine months ended of 2020, we sold six aircraft, as compared to the sale of 25 aircraft during the nine months ended of 2019. Gain on sale for each of these periods includes the receipt of insurance proceeds for which one aircraft was disposed.
Other revenue increased by $8.6 million to $18.0 million for the nine months ended November 30, 2020, as compared to $9.4 million for the same period in 2019, primarily due to $13.0 million of security deposits recognized into revenue related to the early lease termination of eight narrow-body aircraft. This was partially offset by lower service fees of $8.6 million related to the liquidation of our joint venture with an affiliate of the Ontario Teachers’ Pension Plan.
Operating expenses
Total operating expenses increased by $280.7 million for the nine months ended November 30, 2020, as compared to the nine months ended November 30, 2019.
Depreciation expense decreased by $6.9 million for the nine months ended November 30, 2020 as compared to the same period in 2019. The decrease is primarily the result of lower depreciation of $26.7 million resulting from 28 aircraft sold since March 1, 2019 and lower depreciation related to aircraft subject to aircraft impairments recorded during 2020. This was partially offset by higher depreciation of $16.9 million due to 51 aircraft acquired since March 1, 2019.
Interest, net consisted of the following:

	Nine Months Ended November 30,
	2020	2019
	(Dollars in thousands)
Interest on borrowings and other liabilities	$163,821	$186,012
Amortization of deferred financing fees and debt discount	10,642	11,105
Interest expense	174,463	197,117
Less: Interest income	(467)	(2,165)
Interest, net	$173,996	$194,952

Interest, net decreased by $21.0 million as compared to the nine months ended November 30, 2019, primarily as a result of lower weighted average interest rates, partially offset by higher weighted average debt outstanding.
Selling, general and administrative expenses for the nine months ended November 30, 2020 increased $21.1 million as compared to the same period in 2019, primarily attributable to an increase in share-based compensation expense of $18.3 million as a result of the Merger and a provision for credit losses of $5.3 million related to the change in our allowance for credit losses.
Impairment of aircraft. During the nine months ended November 30, 2020, we recorded impairment charges of $299.6 million, of which $256.5 million were transactional impairments, which primarily related to thirteen narrow-body and five wide-body aircraft. The Company recognized $107.4 million of maintenance revenue and security deposits into revenue related to these eighteen aircraft during the nine months ended November 30, 2020. During the nine months ended November 30, 2019, the Company recorded impairment charges of $7.4 million related to two narrow-body aircraft. See “Summary of Recoverability Assessment and Other Impairments” below for a detailed discussion of impairment charges related to certain aircraft.
Maintenance and other costs were $14.0 million for the nine months ended November 30, 2020, a decrease of $4.7 million compared to the same period in 2019. The nine months ended November 30, 2019 included higher than projected lessor contributions towards the cost of maintenance events for aircraft acquired with attached leases, as well as higher costs for unscheduled transitions.
Other expense
Total other expense increased by $18.2 million to $32.8 million for the nine months ended November 30, 2020, as compared to $14.6 million for the nine months ended November 30, 2019. During the nine months ended November 30, 2020, we incurred $32.5 million of legal and banking expenses related to the Merger. During the nine months ended November 30, 2019, we incurred a loss on extinguishment of debt of $7.6 million due to the early repayment of our Senior Notes due 2019, unfavorable mark-to-market adjustments on our interest rate caps of $4.3 million, and $3.0 million of legal and banking expenses related to the Merger.
Income tax provision
Our provision for income taxes for the nine months ended November 30, 2020 and 2019 was $14.7 million and $17.3 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily the United States and Ireland. The decrease in our income tax provision of $2.5 million for the nine months ended November 30, 2020, as compared to the same period in 2019, was primarily attributable to changes in operating income subject to tax in Ireland, the United States and other jurisdictions. During the nine months ended November 30, 2020, we incurred net impairment charges of $191.7 million in low tax jurisdictions and a significant decrease in Bermuda income, offset by aircraft sales, increased leasing activity and the limitation on deductibility of officers compensation in the U.S.
Summary of Recoverability Assessment and Other Impairments
Impairment of Flight Equipment
For the two months ended August 31, 2020, the Company recorded transactional impairment charges of $9.6 million, which primarily related to one narrow-body aircraft for which the customer rejected the lease due to judicial insolvency proceedings. We also recognized $9.4 million of maintenance reserves and security deposits into revenue for this one aircraft.
For the three months ended November 30, 2020, the Company recorded transactional impairment charges totaling $9.9 million, which primarily related to the scheduled lease expirations of two narrow-body aircraft. The Company also recognized $15.2 million of maintenance revenue related to these two aircraft.
During the nine months ended November 30, 2020, the Company recorded impairment charges totaling $299.6 million, of which $256.5 million were transactional impairments, which primarily related to thirteen narrow-body and five wide-body aircraft. The Company also recognized $107.4 million of maintenance reserves and security deposits into revenue for these eighteen aircraft. The impairment charges were attributable to early lease terminations, scheduled lease expirations, lessee defaults and/or judicial insolvency proceedings, or as a result of our annual recoverability assessment – refer to the section below for additional details.
Annual Recoverability Assessment
We completed our annual recoverability assessment of our aircraft in the second quarter of 2020. Of the $299.6 million impairment charges recorded for the nine months ended November 30, 2020, we recorded $43.0 million related to one narrow-body and one wide-body aircraft as a result of our annual recoverability assessment. Although we have completed our annual recoverability assessment, we will continue to monitor the developments of the COVID-19 virus throughout the remainder of the year. We will closely monitor the impact of the virus on our customers, air traffic, lease rental rates, and aircraft valuations, and will perform additional customer and aircraft specific reviews should changes in facts and circumstances arise that may impact the recoverability of our aircraft. We will focus on our customers that have entered judicial insolvency proceedings and any additional customers that may become subject to similar-type proceedings, aircraft with near-term lease expirations, and certain aircraft variants that are more susceptible to the impact of COVID-19 and value deterioration.
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
During the nine months ended November 30, 2020, we met our liquidity and capital resource needs with $124.4 million of cash flow from operations, $1.19 billion from our revolving credit facilities and Senior Notes due 2025 and $113.6 million of cash from aircraft sales.
As of November 30, 2020, the weighted-average maturity of our secured and unsecured debt financings was 3.1 years and we were in compliance with all applicable covenants.
We have agreed to defer some near-term lease payments with certain of our airline customers. As of January 8, 2021, we have agreed to defer approximately $101.0 million in near-term lease payments with 37 airlines, which these airline customers have agreed to repay over time. If air traffic remains depressed over an extended period and if our customers are unable to obtain sufficient funds from private, government or other sources, we may need to extend further deferrals to some of our other customers or to extend the deferrals we have already made. We may ultimately be unable to collect all the amounts we have deferred.
We believe we have sufficient liquidity to meet our contractual obligations over the next twelve months and as of December 31, 2020, have $2.21 billion of liquidity from cash on hand, working capital and/or available credit lines. In addition, we believe payments received from lessees and other funds generated from operations, unsecured bond offerings, secured borrowings for aircraft, borrowings under our revolving credit facilities and other borrowings and proceeds from future aircraft sales will be sufficient to satisfy our liquidity and capital resource needs over the next twelve months. Our liquidity and capital resource needs include payments due under our aircraft purchase obligations, required principal and interest payments under our long-term debt facilities, expected capital expenditures, lessee maintenance payment reimbursements and lease incentive payments over the next twelve months.

Cash Flows

	Nine Months Ended November 30,
	2020	2019
	(Dollars in thousands)
Net cash flow provided by operating activities	$124,380	$410,979
Net cash flow used in investing activities	(25,352)	(629,054)
Net cash flow provided by financing activities	151,497	297,154
Operating Activities:
Cash flow provided by operations was $124.4 million and $411.0 million for the nine months ended November 30, 2020 and 2019, respectively. The decrease in cash flow provided by operations of $286.6 million for the nine months ended November 30, 2020 was primarily attributable to a decrease in cash from working capital.
The COVID-19 pandemic has severely and negatively impacted air travel and our customers’ financial performance as a result of a variety of factors. The impact of COVID-19, together with lease concessions given to certain of our airline customers in the form of lease rental deferrals, has resulted in slower cash collections during the nine months ended November 30, 2020. In addition, as compared to the nine months ended November 30, 2019, the nine months ended November 30, 2020 includes lower lease rental revenues due to early lease terminations and the recognition of revenue for certain customers using a cash basis of accounting rather than an accrual method – see Note 1 regarding our lease revenue recognition policy.
Cash flow provided by operations for the nine months ended November 30, 2020 also includes $32.5 million of cash paid for Merger expenses.
Investing Activities:
Cash flow used investing activities was $25.4 million and $629.1 million for the nine months ended November 30, 2020 and 2019, respectively. The decrease in cash flow used in investing activities of $603.7 million was primarily a result of a $818.9 million decrease in the acquisition and improvement of flight equipment and a $9.0 million decrease in aircraft purchase deposits and progress payments, net of returned deposits.
These inflows were offset by a $231.7 million decrease in aircraft proceeds from the sale of flight equipment.
Financing Activities:
Cash flow provided by financing activities was $151.5 million and $297.2 million for the nine months ended November 30, 2020 and 2019, respectively. The decrease in cash flow provided by financing activities of $145.7 million was primarily a result of a $160.5 million decrease in proceeds from secured and unsecured financings, net of repayments.

Debt Obligations
For complete information on our debt obligations, please refer to Note 7 – “Secured and Unsecured Debt Financings” in the Notes to Unaudited Consolidated Financial Statements above.
Contractual Obligations
Our contractual obligations consist of principal and interest payments on debt financings, aircraft acquisitions and rent payments related to our office leases. Total contractual obligations increased slightly to $6.85 billion at November 30, 2020 from $6.80 billion at February 29, 2020, primarily due to an increase in principal payments for senior notes, partially offset by an decrease in principal payments for secured financings and borrowings under our revolving credit facilities.
The following table presents our actual contractual obligations and their payment due dates as of November 30, 2020:

	Payments Due by Period as of November 30, 2020
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	More than 5 years
	(Dollars in thousands)
Principal payments:
Senior Notes due 2021 - 2026	$3,950,000	$500,000	$1,650,000	$1,150,000	$650,000
DBJ Term Loan	215,000	—	60,000	155,000	—
Revolving Credit Facilities	—	—	—	—	—
ECA Financings	40,055	14,715	17,291	8,049	—
Bank Financings	905,219	90,319	336,555	460,888	17,457
Total principal payments	5,110,274	605,034	2,063,846	1,773,937	667,457

Interest payments on debt obligations(1)	717,083	211,190	326,573	151,640	27,680
Office leases(2)	13,492	1,915	3,556	3,510	4,511
Purchase obligations(3)	1,008,096	188,726	603,518	94,264	121,588

Total	$6,848,945	$1,006,865	$2,997,493	$2,023,351	$821,236

(1)Future interest payments on variable rate, LIBOR-based debt obligations are estimated using the interest rate in effect at November 30, 2020.
(2)    Represents contractual payment obligations for our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.
(3)    At November 30, 2020, we had commitments to acquire 25 new E-Jet E2 aircraft from Embraer S.A for $1.01 billion, excluding manufacturer credits. These amounts include estimates for pre-delivery deposits, contractual price escalation and other adjustments.

Capital Expenditures
From time to time, we make capital expenditures to maintain or improve our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the nine months ended November 30, 2020 and 2019, we incurred a total of $15.1 million and $20.4 million, respectively, of capital expenditures (including lease incentives) related to the improvement of aircraft.
As of November 30, 2020, the weighted average age by net book value of our aircraft was approximately 10.5 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Our lease agreements call for the lessee to be primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft, such as lessee default, or a lessee fails to meet its maintenance obligations under the lease agreement. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.
Actual maintenance payments to us by lessees in the future may be less than projected as a result of several factors, including defaults by the lessees. Maintenance reserves may not cover the entire amount of actual maintenance expenses incurred and, where these expenses are not otherwise covered by the lessees, there can be no assurance that our operational cash flow and maintenance reserves will be sufficient to fund maintenance requirements, particularly as our aircraft age. See Item 1A. “Risk Factors - Risks Related to Our Business - Risks related to our leases - If lessees are unable to fund their maintenance obligations on our aircraft, we may incur increased costs at the conclusion of the applicable lease” in our 2019 Annual Report on Form 10-K, as amended.
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
We hold a 25% equity interest in our joint venture with Mizuho Leasing and as of November 30, 2020, the net book value of its nine aircraft was $315.4 million.
Foreign Currency Risk and Foreign Operations
At November 30, 2020, all our leases are payable to us in U.S. dollars. However, we incur Euro and Singapore dollar-denominated expenses in connection with our subsidiaries in Ireland and Singapore. For the nine months ended November 30, 2020, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated approximately $15.5 million in U.S. dollar equivalents and represented approximately 20.4% of total selling, general and administrative expenses (or 25.8% when excluding share-based compensation expense, of which a large portion relates to employees domiciled in the U.S.). Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, our international operations and our exposure to foreign currency risk will likely increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases, we may enter into hedging transactions in the future to mitigate this risk. For the nine months ended November 30, 2020 and 2019, we incurred insignificant net gains and losses on foreign currency transactions.
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
The table below shows the reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the three and nine months ended November 30, 2020 and 2019:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Net income (loss)	$2,712	$59,549	$(237,340)	$124,326
Depreciation	86,845	90,737	262,806	269,689
Amortization of lease premiums, discounts and incentives	5,384	5,819	17,360	17,077
Interest, net	59,945	63,204	173,996	194,952
Income tax provision	2,269	7,659	14,738	17,280
EBITDA	157,155	226,968	231,560	623,324
Adjustments:
Impairment of flight equipment	9,867	—	299,551	7,404
Equity share of joint venture impairment	—	—	—	2,724
Loss on extinguishment of debt	43	—	280	7,577
Non-cash share-based payment expense	—	3,209	28,049	9,793
Merger related expenses(1)	437	3,043	35,039	3,043
Loss on mark-to-market of interest rate derivative contracts	—	394	19	4,267

Adjusted EBITDA	$167,502	$233,614	$594,498	$658,132
______________
(1) Included $32.5 million in Other expense and $2.6 million in Selling, general and administrative expenses.
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
A hypothetical 100-basis point increase/decrease in interest rates on our leases subject to variable rental rates would increase/decrease the minimum contracted rentals in our portfolio as of November 30, 2020 by $3.5 million and $0.9 million, respectively, over the next twelve months. As of November 30, 2020, a hypothetical 100-basis point increase/decrease in interest rates on our variable rate borrowings would result in an interest expense increase/decrease of $5.2 million and $1.2 million, respectively, net of amounts received from our interest rate derivatives, over the next twelve months. We have an interest rate cap to hedge a portion of our floating rate interest exposure which is set at 2% and has a current notional balance of $230.0 million and reduces over time to $215.0 million. The cap matures in September 2021.

ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2020. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended November 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the disclosure related to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019, as amended, and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, as filed with the SEC.
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

4.9
Indenture, dated as of August 11, 2020, between Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 11, 2020).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of November 30, 2020, August 31, 2020 and February 29, 2020; (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the two months ended August 31, 2020 and 2019, and the three and nine months ended November 30, 2020 and 2019; (iii) Consolidated Statements of Cash Flows for the nine months ended November 30, 2020 and 2019; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the two months ended August 31, 2020 and 2019, and for the three and nine months ended November 30, 2020 and 2019; and (v) Notes to Unaudited Consolidated Financial Statements.*

Exhibit No.	Description of Exhibit

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

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
Dated: 1/14/2021

AIRCASTLE LIMITED
(Registrant)
By:	/s/ James C. Connelly
James C. Connelly
Chief Accounting Officer and Authorized Officer