Form 10-K
period 2021-02-28
Aircastle LTD
filed 2021-04-21
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended February 28, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the Registrant’s Common Shares based upon the closing price on the New York Stock Exchange on August 31, 2020 (the last business day of registrant’s most recently completed second fiscal quarter), beneficially owned by non-affiliates of the Registrant was $0 because the Registrant’s Common Shares were not publicly traded as of that date. For purposes of the foregoing calculation, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and executive officers and shareholders owning 10% or more of the outstanding common shares of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.
As of April 15, 2021, there were 14,048 outstanding shares of the registrant’s common shares, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE

None.

SAFE HARBOR STATEMENT UNDER THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
All statements included or incorporated by reference in this Annual Report on Form 10-K (this “Annual Report”), other than characterizations of historical fact, are forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not necessarily limited to, statements relating to our ability to acquire, sell, lease or finance aircraft, raise capital, and increase revenues, earnings, EBITDA and Adjusted EBITDA and the global aviation industry and aircraft leasing sector. Words such as “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “may,” “will,” “would,” “could,” “should,” “seeks,” “estimates” and variations on these words and similar expressions are intended to identify such forward-looking statements. These statements are based on our historical performance and that of our subsidiaries and on our current plans, estimates and expectations and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements; Aircastle can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any such forward-looking statements which are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this Annual Report. These risks or uncertainties include, but are not limited to, those described from time to time in Aircastle’s filings with the Securities and Exchange Commission (“SEC”), including as described in Item 1A, and elsewhere in this Annual Report. In addition, new risks and uncertainties emerge from time to time, and it is not possible for Aircastle to predict or assess the impact of every factor that may cause its actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this Annual Report. Aircastle expressly disclaims any obligation to revise or update publicly any forward-looking statement to reflect future events or circumstances.
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
Statements and information concerning our status as a Passive Foreign Investment Company (“PFIC”) for U.S. taxpayers are also available free of charge through our website under “Investors — Tax Information (PFIC)”.
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
Aircastle acquires, leases, and sells commercial jet aircraft to airlines throughout the world. As of February 28, 2021, we owned and managed on behalf of our joint venture 261 aircraft leased to 75 lessees located in 43 countries. Our aircraft are managed by an experienced team based in the United States, Ireland and Singapore. Our aircraft are subject to net leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs. However, in many cases we are obligated to pay a specified portion of maintenance or modification costs. As of February 28, 2021, the net book value of our flight equipment (including flight equipment held for lease and net investment in direct financing and sales-type leases, or “net book value”) was $6.69 compared to $7.79 billion at the end of 2019. Our revenues, net income (loss) and Adjusted EBITDA were $832.3 million, $(333.2) million, and $774.4 million for the year ended February 28, 2021, and were $917.9 million, $156.6 million and $862.2 million for the year ended December 31, 2019.
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
Historically, growth in commercial air traffic has been correlated with world economic activity. Prior to the COVID-19 pandemic, in recent years commercial air traffic growth expanded at a rate 1.3 to 2 times that of global GDP growth. The expansion of air travel has driven the growth in the world aircraft fleet; there are approximately 24,000 commercial mainline passenger and freighter aircraft in the world fleet today. Aircraft leasing companies own approximately 47% of the world’s commercial jet aircraft. Under normal circumstances, we would expect the global fleet to continue expanding at a two to four percent average annual rate.
The COVID-19 crisis has had an unprecedented negative impact on the global economy, and in particular on the aviation sector. As a result of COVID-19, there has been a dramatic slowdown in air traffic, with some markets in near complete shutdown. While there have been some limited improvements in certain markets recently, according to IATA, as of February 2021, air travel was still down to approximately 30% of normal levels and a full recovery to pre-pandemic levels is not expected for several years. IATA estimates this situation will cost the airline industry over $510 billion of lost revenue, a number which may be revised upwards. Substantially all of the world’s airlines are experiencing financial difficulties and liquidity challenges, including many of our customers. According to IATA, total net losses for the airline industry will reach $126 billion in 2020 and $48 billion in 2021. This could affect our lessees’ ability to fulfill their lease payment obligations to us. While we believe long-term demand for air travel will return to historical trends over time, the near-term impacts of the COVID-19 economic shock are material; the extent and duration of those impacts cannot currently be determined.
Airlines have been seeking to preserve liquidity by obtaining support from their respective governments, raising debt and equity, delaying or canceling new aircraft orders, furloughing employees, and requesting concessions from lessors. Some have sought judicial protection. We have agreed to defer lease payments with numerous airline customers, which they are obligated to repay over time. As of April 15, 2021, we have agreed to defer $108.4 million in near-term lease payments of which $87.4 million are included in Accounts receivable or Other assets as of February 28, 2021. This represents approximately 17% of Lease rental and Direct financing and sales-type lease revenues for the twelve months ended February 28, 2021. These deferrals have been agreed to with 26 airlines, representing 35% of our customers, for an average deferral of five months of lease rentals. In a number of situations, we have agreed to broader restructurings of contractual terms, for example obtaining term extensions, better security packages or other valuable considerations in exchange for short-term economic concessions.
If air traffic continues to remain depressed over an extended period and if our customers are unable to obtain sufficient funds from private, governmental or other sources, we may need to grant additional deferrals to some of our customers or extend the period of repayment for deferrals we have already made. We may ultimately not be able to collect all the amounts we have deferred.
As of April 15, 2021, seven of our customers are subject to judicial insolvency proceedings or similar protection. We lease 23 aircraft to these customers, which comprise 14% of our net book value of flight equipment (including Flight equipment held for lease and Net investment in leases, or “net book value”) and 12% of our Lease rental and direct financing and sales-type lease revenue as of and for the year ended February 28, 2021. One of these customers is LATAM, our second largest customer, which represents 8% of our net book value of flight equipment and 6% of our Lease rental revenue as of and for the year ended February 28, 2021. Based on historic experience, the judicial process can take up to twelve to eighteen months to be resolved. We are actively engaged in these judicial proceedings to protect our economic interests. However, the outcome of these proceedings is uncertain and could result in these customers grounding our aircraft, negotiating reductions in aircraft lease rentals, rejecting their leases or taking other actions that could adversely impact us or the value of our aircraft. As a result of these proceedings, the recognition of lease rental revenue for certain customers may be done on a cash basis of accounting rather than the accrual method depending on the customers’ lease security arrangements.
We believe that our long-standing business strategy of maintaining conservative leverage, limiting long-term financial commitments and focusing our portfolio on more liquid narrow-body aircraft will enable us to manage through the COVID-19 crisis. Our portfolio of primarily mid-life, narrow-body aircraft should remain attractive relative to new technology aircraft due to their lower capital costs in an environment of tight airline margins and low fuel prices.
In addition, we believe that we have sufficient liquidity to meet our contractual obligations over the next twelve months and as of April 1, 2021, total liquidity of $2.32 billion includes $1.25 billion of undrawn credit facilities, $609 million of unrestricted cash, $123 million of contracted asset sales and $340 million of projected operating cash flows through April 1, 2022. As of February 28, 2021, we have commitments to acquire 25 aircraft for $825.1 million, excluding manufacturer credits, between 2021-2025.
We also believe our platform and personnel position us to effectively manage through the COVID-19 crisis and will enable us to take advantage of new investment opportunities when they arise. Our Company employs a team of experienced senior professionals with extensive industry and financial experience. Our leadership team members have an average of more than twenty years of relevant industry experience, including managing through prior downturns in the aviation industry, like the 2008 global financial crisis and the September 11, 2001 terror attacks.
Competitive Strengths
We believe that the following competitive strengths will allow us to capitalize on future growth opportunities in the global aviation industry:
•Diversified Portfolio of Modern Aircraft: We have a portfolio of modern aircraft that is diversified with respect to lessees, geographic markets, lease maturities and aircraft types. As of February 28, 2021, our owned and managed aircraft portfolio consisted of 261 aircraft, of a variety of types leased to 75 lessees located in 43 countries. Lease expirations for our owned aircraft are well dispersed, with a weighted-average remaining lease term of 4.2 years. This provides us with a long-dated base of contracted revenues. We believe our focus on portfolio diversification reduces the risks associated with individual lessee defaults and adverse geopolitical or economic issues, and results in generally predictable cash flows.
•Flexible, Disciplined Acquisition Approach and Broad Investment Sourcing Network: Our investment strategy is to seek out the best risk-adjusted return opportunities across the commercial jet market, so our acquisition targets vary with market opportunities. Since our formation, we have acquired 525 aircraft for

$16.7 billion as of February 28, 2021. We source our acquisitions through well-established relationships with airlines, other aircraft lessors, manufacturers, financial institutions and other aircraft owners. Since our formation in 2004, we built our aircraft portfolio through more than 169 transactions with 95 counterparties as of February 28, 2021.
•Significant Experience in Successfully Selling Aircraft Throughout Their Life Cycle: Our team is adept at managing and executing the sale of aircraft. Since our formation, we have sold 259 aircraft to 80 buyers for $6.1 billion as of February 28, 2021. These sales produced net gains of $417.3 million and involved a wide range of aircraft types and buyers. Of these aircraft, 171, or 66%, were over fourteen years old at the time of sale; often being sold on a part-out disposition basis, where the airframe and engines may be sold to various buyers. We believe our competence in selling older aircraft is one of the capabilities that sets us apart from many of our competitors.
•Strong Capital Raising Track Record and Access to a Wide Range of Financing Sources: Since our inception in late 2004, we raised approximately $1.7 billion in equity capital from private and public investors as of February 28, 2021. We maintain a strong, strategic relationship with Marubeni Corporation (“Marubeni”), which is one of our Controlling Shareholders (as defined below). We also obtained $18.9 billion in debt capital from a variety of sources including the unsecured bond market, commercial banks, export credit agency-backed debt, and the aircraft securitization market. The diversity and global nature of our financing sources demonstrates our ability to adapt to changing market conditions and seize new opportunities.
•Our Capital Structure Provides Investment Flexibility: We have $1.25 billion available from unsecured revolving credit facilities that expire in 2021 and 2022, thereby limiting our near-term financial markets exposure. Given our relatively limited future capital commitments, we have the resources to take advantage of future investment opportunities. Our large unencumbered asset base and our unsecured revolving lines of credit give us access to the unsecured bond market, which we expect will allow us to pursue a flexible and opportunistic investment strategy over the long-term.
•Experienced Management Team with Significant Expertise: Each member of our management team has more than twenty years of industry experience and we have expertise in the acquisition, leasing, financing, technical management, restructuring/repossession and sale of aviation assets. This experience spans several industry cycles and a wide range of business conditions and is global in nature. We believe our management team is highly qualified to manage and grow our aircraft portfolio and to address our long-term capital needs.
•Global and Scalable Business Platform: We operate through offices in the United States, Ireland and Singapore, using a modern asset management system designed specifically for aircraft operating lessors and capable of handling a significantly larger aircraft portfolio. We believe that our current facilities, systems and personnel are capable of supporting an increase in our revenue base and asset base without a proportional increase in overhead costs.
Business Strategy
Our traditional business approach is to continue to remain differentiated from those of other large leasing companies. The global disruption that occurred as a result of the COVID-19 crisis has required enhanced focus on diligent, proactive risk monitoring while continuing to pursue our core strategies. Our focus is to manage risk and secure liquidity while also planning to grow our business and profits over the long-term. By limiting long-term capital commitments and maintaining a conservative and flexible capital structure as we remain in this unprecedented situation, we seek to best position ourselves for investment opportunities in future periods of recovery.
Our business strategy entails the following elements:
•Pursuing a disciplined and differentiated investment strategy. In our view, the relative values of different aircraft change over time. We evaluate investments across different aircraft models, ages, lessees and acquisition sources and re-evaluate these choices as market conditions and relative investment values change. We believe our team’s experience with a wide range of asset types and the financing flexibility offered through unsecured debt provides us with a competitive advantage. In response to the COVID-19 pandemic, we have intentionally limited large, long-term capital commitments and are less reliant on orders for new aircraft from aircraft manufacturers as a source of new investments than many of our competitors. While our current posture is defensive given the macro situation, over the long-term we plan to grow our business and profits while maintaining a conservative, flexible capital structure.

•Selling assets when attractive opportunities arise. We sell assets with the aim of realizing profits and reinvesting proceeds. We also use asset sales for portfolio management purposes, such as reducing lessee specific concentrations and lowering residual value exposures to certain aircraft types.
•Maintaining efficient access to capital from a wide set of sources and leveraging our recent investment grade credit rating. We believe the aircraft investment market is influenced by the business cycle. Our strategy is to increase our purchase activity when prices are low and to emphasize asset sales when prices are high. To implement this approach, we believe it is important to maintain access to a wide variety of financing sources. During 2018, we improved our corporate credit ratings to an investment grade level by maintaining strong portfolio and capital structure metrics while achieving a critical size through accretive growth. We believe our investment grade rating not only reduces our borrowing costs, but also facilitates more reliable access to both unsecured and secured debt capital throughout the business cycle. There can be no assurance, however, that we will be able to access capital on a cost-effective basis and our failure to do so could have a material adverse effect on our business, financial condition or results of operations.
•Leveraging our strategic relationships. We intend to capture the benefits provided through the extensive global contacts and relationships maintained by our shareholders, Marubeni and Mizuho Leasing, which have enabled greater access to Japanese-based financing and helped source and develop our joint venture.
•Capturing the value of our efficient operating platform and strong operating track record. We believe our team’s capabilities in the global aircraft leasing market place us in a favorable position to explore new income-generating activities as capital becomes available for such activities. We intend to continue to focus our efforts on investment opportunities in areas where we believe we have competitive advantages and on transactions that offer attractive risk/return profiles.
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
The scheduled maturities of our aircraft leases by aircraft type grouping currently are as follows, taking into account sales, sale agreements, lease placements and renewal commitments as of April 15, 2021, by fiscal year:

Aircraft Type	2021	2022	2023	2024	2025	2026	2027	2028	2029	2032	Off-Lease(1)	Sold or Sale Agreement	Total
A319/A320/A320neo/A321	8	11	28	39	20	8	2	7	7	2	6	15	153
A330-200/300	—	1	1	—	4	—	4	3	—	—	3	—	16
737-700/800/900ER	2	9	12	15	7	6	7	4	4	—	2	1	69
777-300ER	—	—	—	—	2	3	—	—	—	—	—	—	5
E195	—	—	—	3	—	—	—	1	—	—	—	—	4
Freighters	—	—	2	—	3	—	—	—	—	—	—	—	5
Total	10	21	43	57	36	17	13	15	11	2	11	16	252
______________
(1)Consisted of four A320-200 aircraft, two Airbus A321-200 aircraft, three Airbus A330-200 aircraft and two Boeing 737-800 aircraft which we are marketing for lease or sale.
Fiscal Year 2021 Lease Expirations and Lease Placements
As of April 15, 2021, we have eleven off-lease aircraft and ten aircraft with leases expiring in fiscal 2021, which combined account for 8% of our net book value at February 28, 2021, still to be placed or sold.
Fiscal Year 2022-2025 Lease Expirations and Lease Placements
Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in fiscal years 2022-2025, representing the percentage of our net book value at February 28, 2021, specified below:
•2022: 21 aircraft, representing 6%;
•2023: 43 aircraft, representing 13%;
•2024: 57 aircraft, representing 23%; and
•2025: 36 aircraft, representing 16%.
Lease Payments and Security. Each of our leases requires the lessee to pay periodic rentals during the lease term. As of February 28, 2021, rentals on more than 97% of our leases, as a percentage of net book value, are fixed and do not vary according to changes in interest rates. For the remaining leases, rentals are payable on a floating interest-rate basis. Virtually all lease rentals are payable monthly in advance, and all lease rentals are payable in U.S. dollars.
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
Portfolio Risk Management
Our objective is to build and maintain a lease portfolio which is balanced and diversified and delivers returns commensurate with risk. We have portfolio concentration objectives to assist in portfolio risk management and highlight areas where action to mitigate risk may be appropriate, and take into account the following:
•individual lessee exposures;
•geographic concentrations;
•aircraft type concentrations;
•portfolio credit quality distribution; and
•lease maturity distribution.
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
Competition
The aircraft leasing and trading industry is highly competitive with a significant number of active participants. We face competition for the acquisition, placement and ultimately for the sale of aircraft. Competition for aircraft acquisitions comes from many sources, ranging from large established aircraft leasing companies to smaller players and new entrants. Competition has increased across most asset types and there has been a number of new investors in the market.
Larger lessors are generally more focused on acquiring new aircraft via direct orders with the original equipment manufacturers and through purchase and lease-back transactions with airlines. These larger lessors include AerCap Holdings, GE Capital Aviation Services, Air Lease Corporation, SMBC Aviation Capital, BOC Aviation, Avolon Holdings, Aviation Capital Group, Dubai Aerospace Enterprise, Industrial and Commercial Bank of China and China Development Bank. In March 2021, AerCap and General Electric announced an agreement where AerCap would take over GE Capital Aviation Services.
Competition for mid-aged and older aircraft typically comes from other competitors that, in many cases, rely on private equity or hedge fund capital sources. Such competitors include Carlyle Aviation Partners, Castlelake, Merx Aviation and other players funded by alternative investment funds and companies. These companies are typically fund-based, rather than having permanent capital structures, and have benefited from the availability of debt financing for mid-aged aircraft. In March 2021 Carlyle Aviation Partners announced an agreement to purchase Fly Leasing Ltd.
Competition for leasing/re-leasing aircraft, as well as aircraft sales, is based principally upon the availability, type and condition of the aircraft, user base, lease rates, prices and other lease terms. Aircraft manufacturers, leasing companies, airlines and other operators, distributors, equipment managers, financial institutions and other parties engaged in leasing, managing, marketing or remarketing aircraft compete with us, although their focus may be on different market segments and aircraft types.
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
Environmental, Social and Governance (“ESG”) and Human Capital
Our Culture
Our Company was formed in 2004 on the values of integrity, common decency and respect for others. These values continue to this day and are embodied in our Code of Business Conduct and Ethics, which has been adopted by the Board of Directors of the Company to serve as a statement of principles to guide our decision-making and reinforce our commitment to these values in all aspects of our business. We believe that our commitment to our Company, our employees and the communities within which we operate has led to high employee satisfaction and low employee turnover, and our commitment to our customers and business partners has resulted in high customer satisfaction, as evidenced by long-time relationships with our customers and new/repeat transactions with our business partners.
We also take environmental and social issues seriously. We believe that our commitment to identifying and implementing positive environmental and social related business practices strengthens our Company, and better serves our customers, our communities and the broader environment within which we conduct our business.
Human Capital
As of February 28, 2021, we had 107 employees. None of our employees are covered by a collective bargaining agreement, and we believe that we maintain excellent employee relations.
We believe that our commitment to our employees is critical to our continued success, leading to high employee satisfaction and low employee turnover. To facilitate talent attraction and retention, we strive to have a diverse, inclusive and safe workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits and health and wellness programs, and by programs that build connections between our employees and their communities. Each year, we review employee career development and succession planning internally and with our Compensation Committee.
During the COVID-19 pandemic, the health and safety of our employees, customers and business partners were and are of the highest priority for us, prompting us to put a comprehensive range of protective measures in place at an early stage of the pandemic. We have been able to successfully operate with most of our workforce working remotely. We expect to start to transition to having our employees return to our offices over time, although we will continue to monitor trends and local government regulations and guidelines, and may adjust our return to office plans accordingly to ensure the health and safety of our employees.
Our employees share our corporate values of integrity, common decency and respect of others, values which have been established since our Company was formed.
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

Government Regulation
The air transportation industry is highly regulated, although Aircastle itself is generally not directly subject to most air transportation regulations as we do not operate aircraft. In contrast, our lessees are subject to extensive, direct regulation under the laws of the jurisdictions in which they are registered and where they operate. Such laws govern, among other things, the registration, operation, security, and maintenance of our aircraft, environmental issues and the financial oversight of their operations.
Regulations regarding CO2 emissions are changing and developing, particularly so in relation to the aviation sector, where there is an additional international angle to the regulation. The impact of COVID-19 on the airline sector has further complicated matters. Further regulatory changes are expected in the coming years.
Our customers may also be subject to noise regulations in the jurisdictions in which they operate our aircraft as well as other environmental regulations relating to discharges to surface and subsurface waters, management of hazardous substances, oils, and waste materials. See “Risk Factors — Risks Related to Our Aviation Assets — The effects of emissions and noise regulations and policies may negatively affect the airline industry. This may cause lessees to default on their lease payment obligations and may limit the market for certain aircraft in our portfolio” for more information.
Subsequent Events
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure since the balance sheet date of February 28, 2021 through the date of this filing, the date on which the consolidated financial statements included in this Annual Report were issued.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Annual Report, you should carefully consider the following factors, which could materially adversely affect our business, financial condition, results of operations in future periods or our ability to meet our debt obligations. The risks described below are not the only risks facing our Company. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations.
Risk Related to Our Lessees
Risks affecting the airline industry may materially adversely affect our customers.
We operate as a supplier to airlines and are indirectly impacted by all the risks facing airlines today. The ability of lessees to perform their obligations under the relevant lease depends on the financial condition, which may be affected by factors beyond our control, including:
•passenger and air cargo demand, fare levels and air cargo rates;
•operating costs, including the price and availability of jet fuel, labor costs and insurance costs and coverages;
•restrictions in labor contracts and labor difficulties, including pilot shortages;
•availability of financing, including covenants in financings, terms imposed by credit card issuers, collateral posting requirements contained in hedging contracts and the ability of airlines to make or refinance principal payments;
•operating costs, including the price and availability of jet fuel, labor costs and insurance costs and coverages;
•restrictions in labor contracts and labor difficulties, including pilot shortages;
•economic conditions, including recession, financial system distress and currency fluctuations;
•aircraft accidents;
•the continuing availability of government support through subsidies, loans, guarantees, equity investments;
•changing political conditions, including risk of protectionism, travel restrictions, or trade barriers;
•geopolitical events, including war, terrorism, epidemic diseases (including the COVID-19 pandemic) and natural disasters;
•impact of climate change and emissions on demand for air travel;

•cyber risk, including information hacking, viruses and malware; and
•governmental regulation of, including noise regulations, emissions regulations, climate change initiatives, and aircraft age limitations.
These factors, and others, may lead to defaults by our customers, or may delay or prevent aircraft deliveries or transitions, result in payment restructurings or other lease term restructurings, and may increase our costs from repossessions and reduce our revenues due to downtime or lower re-lease rates.
Adverse currency movements could negatively affect our lessees’ ability to honor the terms of their leases.
Many of our lessees are exposed to currency risk as they earn revenues in local currencies while a significant portion of their liabilities and expenses, including fuel, debt service, and lease payments are denominated in U.S. dollars. If the local currency is devalued, our lessees may not be able to increase revenue sufficiently to offset the impact of exchange rates on these expenses. Currency volatility, particularly in emerging markets, could impact the ability of customers to meet their contractual obligations in a timely manner. Shifts in foreign exchange rates can be significant, are difficult to predict, and can occur quickly.
Fuel prices significantly impact the profitability of the airline industry. If fuel prices rise in the future, our lessees might not be able to meet their lease payment obligations, which would have an adverse effect on our financial results.
Fuel costs represent a major expense to airlines and fluctuate widely. Airlines may not be able to successfully manage their exposure to fuel price fluctuations and significant changes would materially affect their operating results. Due to the competitive nature of the airline industry, airlines may not be able to pass on increases in fuel prices to their customers by increasing fares. Higher and more volatile fuel prices may also have an impact on consumer confidence and spending, and thus may adversely impact demand for air transportation. Fuel cost volatility may result in airlines being reluctant to make future commitments to leased aircraft and reduce the demand for lease aircraft.
The effects of terrorist attacks and geopolitical conditions might adversely impact the financial condition of the airlines and our lessees might not be able to meet their lease payment obligations.
War, armed hostilities or terrorist attacks, or the fear of such events, could decrease demand for air travel or increase the operating costs of our customers. Terrorist incidents and other international tensions may lead to: (i) higher costs due to the increased security measures; (ii) decreased passenger demand and revenue due to safety concerns or the inconvenience of additional security measures; (iii) higher price of jet fuel; (iv) higher financing costs and difficulty in raising the desired amount of proceeds on favorable terms, or at all; (v) higher costs of aircraft insurance coverage for future claims caused by acts of war, terrorism, sabotage, hijacking and other similar perils, and the extent to which such insurance has been or will continue to be available; and (vi) special charges recognized by some airlines, such as those related to the impairment of aircraft and other long lived assets stemming from the above conditions.
Terrorist attacks, war or armed hostilities, large protests or government instability, or the fear of such events, could negatively impact the airline industry and may have an adverse effect on the financial condition and liquidity of our lessees, aircraft values and rental rates and may lead to lease restructurings or aircraft repossessions, all of which could adversely affect our financial results.
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
Investors should expect a varying number of lessees to experience payment difficulties, particularly in difficult economic or operating environments. As a result of their financial condition and lack of liquidity, lessees may be significantly in arrears in their rental or maintenance payments. Liquidity issues are more likely to lead to airline failures in the periods of large air traffic declines, financial system distress, volatile fuel prices, and economic slowdown, with additional liquidity being more difficult and expensive to source. Given the size of our aircraft portfolio, we expect that from time to time some lessees will be slow in making, or will fail to make, their payments in full under their leases.

We may not correctly assess the credit risk of a lessee or that risk could change over time. We may not be able to charge risk-adjusted lease rates, and lessees may not be able to continue to perform their financial and other obligations under our leases in the future. A default, delay or deferral of payments from a lessee where we have a significant exposure could have a materially adverse impact on our ability to make payments on our indebtedness or to comply with debt service coverage or interest coverage ratios. We may experience some level of delinquency under our leases and default levels may increase over time. A lessee may experience periodic difficulties that are not financial in nature, which could impair its performance of maintenance obligations under the leases. These difficulties may include the failure to perform required aircraft maintenance and labor-management disagreements or disputes.
In the event that a lessee defaults under a lease, any security deposit paid or letter of credit provided by the lessee may not be sufficient to cover the lessee’s outstanding or unpaid lease obligations and required maintenance and transition expenses.
Airline reorganizations could have an adverse effect on our financial results.
As a result of economic conditions, airlines may be forced to reorganize. Bankruptcies and reduced demand may lead to the grounding of significant numbers of aircraft and negotiated reductions in aircraft lease rental rates, with the effect of depressing aircraft market values. Additional grounded aircraft and lower market values would adversely affect our ability to sell certain of our aircraft on favorable terms, or at all, or re-lease other aircraft at favorable rates comparable to the then current market conditions, which collectively would have an adverse effect on our financial results. We may not recover any of our claims or damages against an airline under bankruptcy or insolvency protection.
If our lessees encounter financial difficulties and we decide to restructure our leases with those lessees, this could result in less favorable leases and in significant reductions in our cash flow.
When a lessee is late in making payments, fails to make payments in full or in part or has otherwise advised us that it will in the future fail to make payments in full or in part, we may elect to or be required to restructure the lease. Restructuring may involve anything from a simple rescheduling of payments to the termination of a lease without receiving all of the past due amounts. If requests for payment restructuring or rescheduling are granted, reduced or deferred rental payments may be payable over all or some part of the remaining term of the lease, and the terms of any revised payment schedules may be unfavorable or such payments may not be made. We may be unable to agree upon acceptable terms for any requested restructurings and as a result may be forced to exercise our remedies under those leases and we may be unable to repossess our aircraft on a timely basis. If we, in the exercise of our remedies, repossess the aircraft, we may not be able to re-lease the aircraft promptly at favorable rates, or at all.
The terms and conditions of payment restructurings or reschedulings, particularly involving lessees where we have significant exposure, may result in significant reductions of rental payments, which may adversely affect our cash flows or our financial results.
Significant costs resulting from lease defaults could have a material adverse effect on our business.
While we have the right to repossess the aircraft and to exercise other remedies upon a lessee default, repossession of an aircraft after a lessee default could lead to significant costs for us. Those costs include legal and other expenses of court or other governmental proceedings, particularly if the lessee is contesting the proceedings, and costs to obtain possession and/or deregistration of the aircraft and flight and export permissions. Delays resulting from these proceedings would increase the period of time during which the aircraft is not generating revenue. We may incur maintenance, refurbishment or repair costs that a defaulting lessee has failed to incur or pay and that are necessary to put the aircraft in suitable condition for re-lease or sale. We may be required to pay off liens, claims, taxes and other governmental charges to obtain clear possession and to remarket the aircraft for re-lease or sale. We may also incur maintenance, storage or other costs while we have physical possession of the aircraft.
We may suffer other adverse consequences due to a lessee default and the repossession of the aircraft. Our rights upon a lessee default vary significantly depending upon the jurisdiction, including the need to obtain a court order for repossession of the aircraft and/or consents for deregistration or re-export of the aircraft. When a defaulting lessee is in bankruptcy, protective administration, insolvency or similar proceedings, additional limitations may apply. Certain jurisdictions give rights to the trustee in bankruptcy or a similar officer to assume or reject the lease or to assign it to a third party, or entitle the lessee or another third party to retain possession of the aircraft without paying lease rentals or without performing all of the obligations under the lease. There can be no assurance that jurisdictions that have adopted the Cape Town Convention, which provides for uniformity and certainty for repossession of aircraft, will enforce it as written. Certain of our lessees are owned in whole or in part by government-related entities, which could complicate our efforts to repossess the relevant aircraft. Accordingly, we may be delayed in, or prevented from, enforcing our rights under a lease and in re-leasing or selling the affected aircraft.
If we repossess an aircraft, we may not necessarily be able to export or deregister and redeploy the aircraft. When a lessee or other operator flies only domestic routes in the jurisdiction in which the aircraft is registered, repossession may be more difficult, especially if the jurisdiction permits the lessee or the other operator to resist deregistration. Significant costs may also be incurred in retrieving or recreating aircraft records required for registration of the aircraft and obtaining a certificate of airworthiness. A default and exercise of remedies involving a lessee where we have a significant exposure or concentration risk could have a materially adverse impact on our future revenue and cash flows.
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
Our lessees may not comply with their obligations under their respective leases to discharge liens arising during the terms of their leases. If they do not do so, we may find it necessary to pay the claims secured by any liens in order to repossess the aircraft.
Risks associated with the concentration of our lessees in certain geographical regions could harm our business or financial results.
Our business is sensitive to local economic and political conditions that can influence the performance of lessees located in a particular region.
European Concentration
Thirty-one lessees in Europe accounted for 92 aircraft, totaling 27% of the net book value of our aircraft at February 28, 2021. Five lessees, accounting for 37 aircraft, are based in the U.K. The U.K. left the E.U. on January 31, 2020. The U.K.’s future relations with the E.U. are still evolving and could potentially negatively impact carriers based in the U.K. and to a lesser extent elsewhere in the E.U.
Asian Concentration
Twenty-three lessees in Asia accounted for 79 aircraft, totaling 37% of the net book value of our aircraft at February 28, 2021. Growth in Asia has been strong, driven in large part by Southeast Asia and India. Twelve lessees accounting for 36 aircraft are based in Southeast Asia and three lessees accounting for 22 aircraft are based in India. There is risk of oversupply in the future driven by large outstanding order books of certain Southeast Asian and Indian carriers as well as infrastructure constraints.
North American Concentration
Eight lessees in North America accounted for 28 aircraft, totaling 12% of the net book value of our aircraft at February 28, 2021. Consolidation in the U.S. has helped drive capacity discipline and increased pricing power.
South American Concentration
Seven lessees in South America accounted for 26 aircraft, totaling 13% of the net book value of our aircraft at February 28, 2021. One lessee in Chile accounted for thirteen aircraft, totaling 8% of the net book value of our aircraft at February 28, 2021.
Middle East and African Concentration
Seven lessees in the Middle East and Africa accounted for eleven aircraft, totaling 4% of the net book value of our aircraft at February 28, 2021.

Risks Related to Our Aviation Assets
The variability of supply and demand for aircraft could depress lease rates for our aircraft.
The aircraft leasing and sales industry has experienced periods of aircraft oversupply. The oversupply of a specific type of aircraft in the market is likely to depress aircraft lease rates for, and the value of, that type of aircraft. The supply and demand for aircraft is affected by various cyclical and non-cyclical factors that are not under our control, including:
•passenger and air cargo demand;
•operating costs, including fuel costs, and general economic conditions affecting our lessees’ operations;
•interest and foreign exchange rates, and the availability of credit;
•airline restructurings and bankruptcies;
•changes in control of, or restructurings of, other aircraft leasing companies;
•manufacturer production levels and technological innovation;
•new-entrant manufacturers, or existing manufacturers producing new aircraft models;
•geopolitical events, including war, prolonged armed conflict and acts of terrorism;
•governmental regulation, tariffs and other restrictions on trade;
•climate change initiatives, technological change, aircraft noise and emissions regulations, aircraft age limits and other factors leading to reduced demand for, early retirement or obsolescence of aircraft models;
•outbreaks of communicable diseases and natural disasters;
•reintroduction into service of aircraft previously in storage; and
•airport and air traffic control infrastructure constraints.
These and other factors may produce movements in aircraft values and lease rates, which would impact our cost of acquiring aircraft, or which may result in lease defaults or prevent aircraft from being re-leased or sold on favorable terms.
Other factors that could cause a decline in aircraft value and lease rates.
In addition to factors linked to the aviation industry generally, other factors that may affect the value and lease rates of our aircraft include:
•the age of the aircraft;
•the particular maintenance and operating history of the airframe and engines;
•the number of operators using that type of aircraft;
•whether the aircraft is subject to a lease and, if so, whether the lease terms are favorable to us;
•the demand for and availability of such aircraft;
•applicable airworthiness directives or manufacturer’s service bulletins that have not yet been performed;
•grounding orders or other regulatory action that could prevent or limit utilization of our aircraft;
•regulatory and legal requirements that must be satisfied before the aircraft can be purchased, sold or re-leased; and
•compatibility of our aircraft configurations or specifications with those desired by operators.
Any decrease in the values of and lease rates for commercial aircraft which may result from the above factors or other unanticipated factors may have a material adverse effect on our financial results.
The advent of superior aircraft technology and higher production levels could cause our existing aircraft portfolio to become outdated and therefore less desirable.
As manufacturers introduce technological innovations and new types of aircraft, including the Boeing 787, the Airbus A350, the Airbus A220 and re-engined models of the Boeing 737, Boeing 777, Airbus A320, Airbus A330 and Embraer E-Jet families of aircraft, certain aircraft in our existing aircraft portfolio may become less desirable to potential lessees or purchasers. This next generation of aircraft generally delivers improved fuel consumption and reduced noise and emissions with lower operating costs compared to current-technology aircraft. The Boeing 787 and 737 MAX and the

Airbus A350, A320neo and A220 are all currently in production. The Boeing 777X is expected to enter service in 2023. The Commercial Aircraft Corporation of China Ltd., and Russia’s United Aircraft Corporation are developing aircraft models that will compete with the Airbus A320 family aircraft, the Boeing 737 and the Embraer E-Jet. The introduction of these new models and the potential resulting overcapacity in aircraft supply, could adversely affect the residual values and the lease rates for our aircraft, our ability to lease or sell our aircraft on favorable terms, or at all.
The effects of emissions and noise regulations and policies may negatively affect the airline industry. This may cause lessees to default on their lease payment obligations and may limit the market for certain aircraft in our portfolio.
The U.S. and other jurisdictions have imposed limits on aircraft engine emissions, such as NOx, CO and CO2, consistent with current ICAO standards. In 2015, over 190 countries, including the United States, reached an agreement to reduce global GHG emissions at the United Nations Framework Convention on Climate. The agreement does not expressly reference aviation, but if the agreement is implemented in the United States and other countries there could be an adverse effect on the aviation industry.
European countries have relatively strict environmental regulations that can restrict operational flexibility and decrease aircraft productivity. The E.U. has included the aviation sector in its emissions trading scheme (“ETS”) but its application to flights within the European Economic Area (“EEA”) deferred any further application until 2024, pending a review of the results of a new initiative introduced by the promulgated by ICAO.
In October 2016, ICAO adopted a global market-based measure to control CO2 emissions from international aviation. This measure is the “Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”) with the aim of achieving carbon-neutral growth from 2020 onwards. The CORSIA pilot phase (2021-2023) and the CORSIA first phase (2024-2026) will apply only to routes between countries that have each volunteered to participate in the scheme. All airlines that operate routes between two volunteering countries will be subject to the offsetting requirements. The requirement to offset emissions will be divided among airlines in proportion to their total CO2 emissions, which is referred to as the “sectoral” approach to emissions. From 2030 onwards, this sectoral approach will transition to an approach based on each airline’s individual rate of growth.
Governmental regulations apply based on where the aircraft is registered and operated. Various jurisdictions have adopted noise regulations which require all aircraft to comply with noise level standards. The U.S. and ICAO have adopted a more stringent set of standards for noise levels which applies to engines manufactured or certified after January 1, 2006. Current U.S. regulations do not require the phase-out of aircraft that qualified with the older standards applicable prior to 2006. The E.U. has established a framework for the imposition of operating limitations on aircraft that do not comply with the new standards. These regulations could limit the economic life of the aircraft and engines, reduce their value, limit our ability to lease or sell these non-compliant aircraft and engines or, if engine modifications are permitted, require us to make investments in the aircraft and engines to make them compliant.
Over time, it is possible that governments will adopt additional regulatory requirements and/or market-based policies to reduce emissions and noise levels from aircraft. Such initiatives may be based on concerns regarding climate change, energy security, public health, local impacts, or other factors, and may impact the global market for certain aircraft and cause behavioral shifts that result in decreased demand for air travel. These concerns could result in limitations on the operation of our fleet, particularly aircraft equipped with older technology engines.
Compliance with current or future regulations could cause our lessees to incur higher costs and lead to higher ticket prices, which could mean lower demand for travel and adverse impacts on the financial condition of our lessees. Such compliance may also affect our lessees’ ability to make rental and other lease payments and limit the market for aircraft in our portfolio.
The older age of some of our aircraft may expose us to higher maintenance related expenses.
In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Additionally, older aircraft typically are less fuel-efficient than newer aircraft and may be more difficult to re-lease or sell, particularly if, due to increasing production rates by aircraft manufacturers or airline insolvencies, older aircraft are competing with an excess of newer aircraft in the lease or sale market. Expenses like fuel, carbon charges, aging aircraft inspections, maintenance or modification programs and related airworthiness directives could make the operation of older aircraft less economically viable and may result in increased lessee defaults. We may also incur some of these increased maintenance expenses and regulatory costs upon acquisition or re-leasing of our aircraft. Re-leasing larger wide-body aircraft may result in higher reinvestment and maintenance expenditures than re-leasing narrow-body aircraft.
The concentration of aircraft types in our aircraft portfolio could lead to adverse effects on our business should any difficulties specific to a particular type of aircraft occur.
Our portfolio is concentrated in certain aircraft types. Should any aircraft types or any aircraft manufacturers encounter technical, financial or other difficulties, it would cause a decrease in value of these aircraft, an inability to lease them on favorable terms or at all, or a potential grounding of these aircraft, which may adversely impact our financial results, to the extent the affected type comprises a significant percentage of our portfolio.
We operate in a highly competitive market for investment opportunities and for the leasing and sale of aircraft.
We compete with other lessors, airlines, aircraft manufacturers, financial institutions, aircraft brokers and other investors with respect to aircraft acquisitions, leasing and sales. The aircraft leasing industry is highly competitive and may be divided into three basic activities: (i) aircraft acquisition; (ii) leasing or re-leasing of aircraft; and (iii) aircraft sales.
A number of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances, lower investment return expectations or different risk or residual value assessments, which could allow them to consider a wider variety of investments, establish more relationships, bid more aggressively on aviation assets available for sale and offer lower lease rates or sales prices than we can. Some of our competitors may provide financial services, maintenance services or other inducements to potential lessees or buyers that we cannot provide. As a result of competitive pressures, we may not be able to take advantage of attractive investment opportunities, and we may not be able to identify and make investments that are consistent with our investment objectives. Additionally, the barriers to entry in the aircraft acquisition and leasing market are comparatively low, and new entrants appear from time to time. We may not be able to compete effectively against present and future competitors in the aircraft acquisition, leasing or sales market.
Our ability to lease our new Embraer E-Jet E2 aircraft on favorable terms, if at all, may be adversely affected by desirability of this aircraft type and risks to the commercial airline industry generally.
We have lease commitments for eighteen of the 25 Embraer E-Jet E2 aircraft that we contracted to purchase from Embraer and are scheduled for delivery between the first quarter of 2021 and the fourth quarter of 2025. We have not put financing in place for any of the Embraer E-Jet E2 aircraft deliveries. Our ability to lease these aircraft on favorable terms, if at all, may be adversely affected by desirability of this aircraft type. If we are unable to obtain commitments for the remaining deliveries or the necessary financing, if needed, or otherwise satisfy our contractual obligations to Embraer, we may be subject to several potential risks, including:
•forfeiting advance deposits and progress payments to Embraer, as well as incurring certain significant costs related to these commitments such as contractual damages and legal, accounting and financial advisory expenses;
•defaulting on any future lease commitments we may have entered into with respect to these aircraft, which could result in monetary damages and strained relationships with lessees; and
•failing to realize the benefits of purchasing and leasing such aircraft.
The Embraer E-Jet E2 is a new aircraft variant which first entered service in April 2018. Our purchase agreement with Embraer and the anticipated future leases for these aircraft contain certain cancellation rights related to delays in delivery. We rely on Embraer to return any advance deposits and progress payments if they are unable to meet their obligations to us, and we may not be able to recover such amounts if Embraer defaults or becomes insolvent. In April 2020, Boeing announced the termination of the previously announced strategic partnership with Embraer and said that it will no longer be proceeding with a transaction to acquire Embraer’s commercial operations, including the E-Jet E2 aircraft line. Embraer remaining a stand-alone regional jet manufacturer may negatively impact the E-Jet E2 program.

The uncertainty relating to the Boeing 737 MAX groundings and the rate of Boeing’s continued production could negatively impact our lessees’ financial condition, lease rates, demand for other aircraft types and the value of the aircraft in our fleet.
In March 2019, as a result of two fatal accidents, airlines and regulators grounded the worldwide fleet of Boeing 737 MAX aircraft. Starting with the FAA in November 2020, these grounding notices have been progressively lifted in the U.S., E.U., Canada, Brazil and United Kingdom. Boeing has restarted production and begun to deliver aircraft previously produced but not delivered. The uncertainty surrounding the duration of the grounding in other jurisdictions such as China where it has not yet been lifted, and the rate of Boeing’s continued production could negatively impact our lessees’ financial condition, lease rates, demand for other aircraft types and the value of the aircraft in our fleet. A similar type of grounding for other aircraft types that we have in our fleet, or have commitments to purchase, could also negatively affect our financial results.
Risks Related to Our Leases
If lessees are unable to fund their maintenance obligations on our aircraft, we may incur increased costs at the conclusion of the applicable lease.
The standards of maintenance observed by lessees and the condition of the aircraft may affect the future values and rental rates for our aircraft.
Under our leases, the lessee is responsible for maintaining the aircraft and complying with all governmental requirements applicable to the lessee and the aircraft, including, without limitation, operational, maintenance, and registration requirements and airworthiness directives, although in certain cases we may agree to share certain of these costs. Failure of a lessee to perform required aircraft maintenance or required airworthiness directives could result in a decrease in value of such aircraft, an adverse effect on our ability to lease the aircraft at favorable rates or at all, or a potential grounding of such aircraft, and will likely require us to incur increased maintenance and modification costs upon the expiration or earlier termination of the applicable lease, which could be substantial, to restore such aircraft to an acceptable condition. If any of our aircraft are not subject to a lease, we would be required to bear the entire cost of maintaining that aircraft and performing any required airworthiness directives.
Certain of our leases provide that the lessee is required to make periodic payments to us during the lease term to provide reserves for major maintenance events. In these leases there is an associated liability for us to reimburse the lessee after such maintenance is performed. A substantial number of our leases do not provide for any periodic maintenance reserve payments to be made to us. Typically, these lessees are required to make payments at the end of the lease term. However, in the event such lessees default, the value of the aircraft could be negatively affected by the maintenance condition and we may be required to fund the entire cost of performing major maintenance on the relevant aircraft without having received compensating maintenance payments from these lessees.
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
As in the case of maintenance costs, we may incur other operational costs upon a lessee default or where the terms of the lease require us to pay a portion of those costs. Such costs include:
•the costs of casualty, liability and political risk insurance and the liability costs or losses when insurance coverage has not been or cannot be obtained as required, or is insufficient in amount or scope;
•the costs of licensing, exporting or importing an aircraft, airport charges, customs duties, air navigation charges, landing fees and similar governmental or quasi-governmental impositions, which can be substantial;
•penalties and costs associated with the failure of lessees to keep aircraft registered under all appropriate local requirements or obtain required governmental licenses, consents and approvals; and

•carbon taxes or other fees, taxes or costs imposed under emissions limitations, climate change regulations or other initiatives.
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
By virtue of holding title to the aircraft, lessors may be held strictly liable for losses resulting from the operation of aircraft or may be held liable for those losses based on other legal theories. Liability may be placed on an aircraft lessor in certain jurisdictions even under circumstances in which the lessor is not directly controlling the operation of the aircraft.
Lessees are required under our leases to indemnify us for, and insure against, liabilities arising out of the use and operation of the aircraft, including third-party claims for death or injury to persons and damage to property for which we may be deemed liable. Lessees are required to maintain public liability, property damage and hull all risk and hull war risk insurance on the aircraft at agreed upon levels. However, they are not generally required to maintain political risk insurance. Following the terrorist attacks of September 11, 2001, aviation insurers significantly reduced the amount of insurance coverage available to airlines for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events. At the same time, they significantly increased the premiums for such third-party war risk and terrorism liability insurance and coverage in general. As a result, the amount of such third-party war risk and terrorism liability insurance that is commercially available at any time may be below the amount stipulated in our leases.
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
As many of our lessees operate in emerging markets, we are indirectly subject to the economic and political risks associated with such markets.
Emerging markets may be more vulnerable to economic and political problems, such as significant fluctuations in gross domestic product, interest and currency exchange rates, government instability, nationalization and expropriation of private assets, unfavorable legal systems, change in law regarding recognition of contracts or ownership rights, changes in governments or government policy and the imposition of taxes or other charges by governments. The occurrence of these events may adversely affect our ownership interest in an aircraft or the ability of our lessees to meet their lease obligations. For the year ended February 28, 2021, 57 of our lessees, which operated 148 aircraft and generated 61% of our lease rental revenue, are domiciled or habitually based in emerging markets.
Risks Related to Our Operations
The global impact of COVID-19 has significantly impacted, and could continue to significantly and adversely affect, our business, financial condition and results of operations.
The COVID-19 crisis has had an unprecedented negative impact on the global economy, and in particular on the aviation sector. There has been a dramatic slowdown in air traffic, with many markets in near complete shutdown. While recently there have been some limited improvements in certain markets, according to International Air Transport Association (the “IATA”), as of February 2021, air travel is still down to approximately 30% of normal levels and a full recovery to pre-pandemic levels is not expected for several years. IATA estimates this situation will cost the airline industry over $510 billion of lost revenue, a number which may be revised upwards. Substantially all of the world’s airlines are experiencing financial difficulties and liquidity challenges, including many of our customers, and this could adversely affect our lessees’ ability to fulfill their lease payment obligations to us. While we believe the long-term demand for air travel will return to historical trends over time, the near-term impacts of the COVID-19 economic shock are material; the extent and duration of those impacts cannot currently be determined.
Airlines have been seeking to preserve liquidity by obtaining support from their respective governments, raising debt and equity, delaying or canceling new aircraft orders, furloughing employees, and requesting concessions from lessors. Some have sought judicial protection. We have agreed to defer lease payments with numerous airline customers, which they are obligated to repay over time. As of April 15, 2021, we have agreed to defer $108.4 million in near-term lease payments of which $87.4 million are included in Accounts receivable or Other assets as of February 28, 2021. This represents approximately 17% of lease rental and direct financing and sales-type lease revenues for the twelve months ended February 28, 2021. These deferrals have been agreed to with 26 airlines, representing 35% of our customers, for an average deferral of five months of lease rentals. In a limited number of situations, we have agreed to broader restructurings of contractual terms, for example obtaining better security packages, term extensions, or other valuable considerations in exchange for short-term economic concessions.
If air traffic continues to remain depressed over an extended period and if our customers are unable to obtain sufficient funds from private, governmental or other sources, we may need to grant additional deferrals to some of our customers or extend the period of repayment for deferrals we have already made. We may ultimately not be able to collect all the amounts we have deferred.
As of April 15, 2021, seven of our customers are subject to judicial insolvency proceedings. We lease 23 aircraft to these customers, which comprise 14% of our net book value of flight equipment (including flight equipment held for lease and net investment in leases, or “net book value”) and 12% of our lease rental revenue as of and for the year ended February 28, 2021. One of these customers is LATAM, our second largest customer, which represents 8% of our net book value of flight equipment and 6% of our lease rental revenue as of and for the year ended February 28, 2021. Based on historic experience, the judicial process can take up to twelve to eighteen months to be resolved. We are actively engaged in these judicial proceedings to protect our economic interests. However, the outcome of these proceedings is uncertain and could result in these customers grounding our aircraft, negotiating reductions in aircraft lease rentals, rejecting the leases or taking other actions that could adversely impact us or the value of our aircraft. As a result of these proceedings, the recognition of lease rental revenue for certain customers may be done on a cash basis of accounting rather than the accrual method depending on the customers lease security arrangements.
We believe we have sufficient liquidity to meet our contractual obligations over the next twelve months. as of April 1, 2021, total liquidity of $2.32 billion includes $1.25 billion of undrawn credit facilities, $609 million of unrestricted cash, $123 million of contracted asset sales and $340 million of projected operating cash flows through April 1, 2022. See “Capitalization.” As of February 28, 2021, we have commitments to acquire 25 aircraft for $825.1 million, excluding manufacturer credits, between 2022-2026.
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
We also believe our platform and personnel position us to effectively manage through the COVID-19 crisis and will enable us to take advantage of new investment opportunities when they arise. We employ a team of experienced senior professionals with extensive industry and financial experience. Our leadership team members have an average of more than twenty years of relevant industry experience, including managing through prior downturns in the aviation industry, like the 2008 global financial crisis and the September 11, 2001 terror attacks.
Volatile financial market conditions may adversely impact our liquidity, our access to capital and our cost of capital and may adversely impact the airline industry and the financial condition of our lessees.
The availability and pricing of capital in the commercial bank market and in the unsecured bond market remain susceptible to global events, including political changes, rising interest rates, currency fluctuations, the rate of international economic growth and implications from changes in oil prices. If we need, but cannot obtain, adequate capital on satisfactory terms, or at all, as a result of negative conditions in the capital markets or otherwise, our business, financial condition, results of operations could be materially adversely affected.
We bear the risk of re-leasing and selling our aircraft.
We bear the risk of re-leasing or selling our aircraft in order to continue to generate cash flows. As only a portion of an aircraft’s value is covered by contractual cash flows from leases, we are exposed to the risk that the residual value will not be sufficient to permit us to fully recover our investment and that we may have to record impairment charges. In certain cases we commit to purchase aircraft that are not subject to lease and therefore are subject to lease placement risk.
Other factors that may affect our ability to fully realize our investment in our aircraft and that may increase the likelihood of impairment charges include credit deterioration of a lessee, higher fuel prices which may reduce demand for older, less fuel efficient aircraft, additional environmental regulations, age restrictions, customer preferences and other factors that may effectively shorten the useful life of older aircraft.
We own and lease long-lived assets and have written down the value of some of our assets. If market conditions worsen, or in the event of a customer default, we may be required to record further write-downs.
We perform a recoverability assessment of all aircraft in our fleet, on an aircraft-by-aircraft basis annually. In addition, a recoverability assessment is performed whenever events or changes in circumstances indicate that the carrying amount or net book value of an asset may not recoverable. Possible indicators include a significant lease restructuring or early lease termination, a significant change in aircraft model’s storage levels, the introduction of newer technology aircraft or engines, an aircraft type that is no longer in production or significant airworthiness directive that is issued.
We are closely monitoring the impact of the COVID-19 pandemic on our customers, air traffic, lease rental rates, and aircraft valuations, and will perform additional customer and aircraft specific reviews should changes in facts and circumstances arise that may impact the recoverability of our aircraft. We will continue to focus on customers that have or may enter judicial insolvency proceedings, aircraft with near-term lease expirations, and certain aircraft variants that are more susceptible to the impact of COVID-19 and value deterioration.
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
Maintaining our credit ratings depends on our financial results and on other factors, including the outlook of the ratings agencies on our sector and on the market generally. A credit rating downgrade or being put on negative watch may make it more difficult or costly for us to raise debt financing in the unsecured bond market, or may result in higher pricing or less favorable terms under other financings. Credit rating downgrades or being put on negative watch, may make it more difficult and/or more costly to satisfy our funding requirements. Any future tightening or regulation of financial institutions could impact our ability to raise funds in the commercial bank loan market in the future.
An increase in our borrowing costs may adversely affect our earnings.
Some of our aircraft are financed under long-term debt financings. As these financings mature, we will be required to either refinance these instruments by entering into new financings, which could result in higher borrowing costs, or repay them by using cash on hand or cash from the sale of our assets.
Departure of key officers could harm our business and financial results.
Our senior management’s reputations and relationships with lessees, sellers, buyers and financiers of aircraft are a critical element of our business. We encounter intense competition for qualified employees from other companies in the aircraft leasing industry, and we believe there are only a limited number of available qualified executives in our industry. The Company seeks to retain a pipeline of senior management personnel with superior talent to provide continuity of succession, including for the Chief Executive Officer position and other senior positions. Our Board of Directors is involved in succession planning, including review of short- and long-term succession plans for senior positions. Our future success depends, to a significant extent, upon the continued service of our senior management personnel, including the Chief Executive Officer, and if we lose one or more of these individuals, our business could be adversely affected.
We are subject to risks related to our indebtedness that may limit our operational flexibility and our ability to compete with our competitors.
As of February 28, 2021, our total indebtedness was $5.14 billion, representing 74.8% of our total capitalization. Aircastle Limited is either the principal obligor or has guaranteed most of this indebtedness, and we are responsible on a full recourse basis for timely payment when due and compliance with covenants under the related debt documentation. We may be unable to generate sufficient cash to pay, when due, the principal of, interest on or other amounts due with respect to our indebtedness, and our substantial amount of indebtedness may increase our vulnerability to adverse economic and industry conditions, reduce our flexibility in planning for or reaction to changes in the business environment or in our business or industry, and adversely affect our cash flow and our ability to operate our business and compete with our competitors. Our indebtedness subjects us to certain risks, including:
•17.3% of our net book value serves as collateral for our secured indebtedness, and the terms of certain of our indebtedness require us to use proceeds from sales of certain aircraft, in part, to repay amounts outstanding under such indebtedness;
•our failure to comply with the terms of our indebtedness, including restrictive covenants, may result in additional interest being due or defaults that could result in the acceleration of the principal, and unpaid interest on, the defaulted debt, as well as the forfeiture of any aircraft pledged as collateral; and
•non-compliance with covenants prohibiting certain investments and other restricted payments, raise additional capital or refinance our existing debt, may reduce our operational flexibility and limit our ability to refinance.
The provisions of our long-term financings require us to comply with financial and other covenants. Our compliance with these ratios, tests and covenants depends upon, among other things, the timely receipt of lease payments from our lessees and upon our overall financial performance.
•Senior Notes. Our senior note indentures impose operating and financial restrictions on our activities. These restrictions limit our ability to, or in certain cases prohibit us from, incurring or guaranteeing additional indebtedness, refinancing our existing indebtedness, making other restricted payments, making certain investments or entering into joint ventures and a cross-default to certain other financings of the Company.
•Bank Financings. Our secured bank financings contain, among other customary provisions, a $500 million minimum net worth covenant, a cross-default to certain other financings of the Company, and for one portfolio financing, a minimum debt service coverage ratio of 1.15.
•Unsecured Revolving Credit Facilities and Loan. Our unsecured revolving credit facilities/loan contain $750 million minimum net worth covenants, minimum unencumbered asset ratios, minimum interest coverage ratios and cross-defaults to certain other financings of the Company.
•ECA Financings. Our ECA Financings contain a $500 million minimum net worth covenant and also contain, among other customary provisions, a material adverse change default and a cross-default to certain other financings of the Company.
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
The international nature of our business exposes us to trade and economic sanctions and other restrictions imposed by the U.S. and other governments. The U.S. Departments of Justice, Commerce and Treasury, as well as other agencies and authorities have a broad range of civil and criminal penalties, they may seek to impose against companies for violations of export controls, the Foreign Corrupt Practices Act (“FCPA”), and other federal statutes, sanctions and regulations, including those established by the Office of Foreign Assets Control (“OFAC”). Increasingly, similar or more restrictive foreign laws, rules and regulations, including the U.K. Bribery Act (“UKBA”), may also apply to us. By virtue of these laws and regulations, we may be obliged to limit our business activities, we may incur costs for compliance programs and we may be subject to enforcement actions or penalties for noncompliance. In recent years, U.S. and foreign governments have increased their oversight and enforcement activities with respect to these laws, and we expect the relevant agencies to continue to increase these activities.
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
The General Data Protection Regulation (“GDPR”) that took effect in May 2018, requires us to protect certain personal data of E.U. citizens. While we have implemented processes and controls to comply with GDPR requirements, the manner in which the E.U. will interpret and enforce certain provisions remains unclear and we could incur significant fines of up to 4% of worldwide revenue, individual damages and reputational risks if the E.U. determines that our controls and processes are ineffective and we have failed to adequately comply with the requirements.
We are dependent upon information technology systems, which are subject to disruption, damage, failure and risks associated with implementation and integration.
We are dependent upon information technology systems to manage, process, store and transmit information associated with our operations, which may include proprietary business information and personally identifiable information of our customers, suppliers and employees. Our information technology systems are subject to disruption, damage or failure from a variety of sources, including computer viruses, security breaches, cyber-attacks, employee error and defects in design. Damage, disruption, or failure of information technology systems may result in interruptions to our operations or may require a significant investment to fix or replace them or may result in significant damage to our reputation. Although various measures have been implemented to manage our risks related to the information technology systems and network disruptions, our resources and technical sophistication may not be adequate to prevent all types of cyber-attacks that could lead to the payment of fraudulent claims, loss of sensitive information, including our own proprietary information or that of our customers, suppliers and employees, and could harm our reputation and result in lost revenues and additional costs and potential liabilities.
Risks Related to Our Organization and Structure
We are a holding company with no operations and rely on our operating subsidiaries to provide us with funds necessary to meet our financial obligations.
We are a holding company with no material direct operations. Our principal assets are the equity interests we directly or indirectly hold in our operating subsidiaries. As a result, we are dependent on loans, dividends and other payments from our subsidiaries to generate the funds necessary to meet our financial obligations. Although there are currently no material legal restrictions on our operating subsidiaries’ ability to distribute assets to us, legal restrictions, including governmental regulations and contractual obligations, could restrict or impair our operating subsidiaries’ ability to pay dividends or make loan or other distributions to us. Our subsidiaries are legally distinct from us and may be prohibited or restricted from paying dividends or otherwise making funds available to us under certain conditions.
Risks Related to Taxation
If Aircastle were treated as engaged in a trade or business in the United States, it would be subject to U.S. federal income taxation on a net income basis, which would adversely affect our business.
If, contrary to expectations, Aircastle were treated as engaged in a trade or business in the United States, the portion of its net income, if any, that was “effectively connected” with such trade or business would be subject to U.S. federal income taxation at a maximum rate of 35% for taxable years ending on or prior to December 31, 2017 and 21% for taxable years beginning after December 31, 2017 (such rate, the “Federal Rate”). In addition, Aircastle would be subject to the U.S. federal branch profits tax on its effectively connected earnings and profits at a rate of 30%. The imposition of such taxes would adversely affect our business.

If there is not sufficient trading in shares of our ultimate parent company, or if 50% of such shares are held by certain 5% shareholders, we could lose our eligibility for an exemption from U.S. federal income taxation on rental income from our aircraft used in “international traffic” and could be subject to U.S. federal income taxation, which would adversely affect our business.
We expect that we are currently eligible for an exemption under Section 883 of the Internal Revenue Code of 1986, as amended (the “Code”), which provides an exemption from U.S. federal income taxation with respect to rental income derived from aircraft used in international traffic by certain foreign corporations. No assurances can be given that we will continue to be eligible for this exemption. To qualify for this exemption in respect of rental income, the lessor of the aircraft must be organized in a country that grants a comparable exemption to U.S. lessors (Bermuda and Ireland each do), and certain other requirements must be satisfied. We can satisfy these requirements in any year if, for more than half the days of such year, our shares are primarily and regularly traded on a recognized exchange and certain shareholders, each of whom owns 5% or more of our shares (applying certain attribution rules), do not collectively own more than 50% of our shares. Following the Merger, these stock ownership requirements are currently tested at the Marubeni and Mizuho Leasing levels such that Aircastle and its subsidiaries can continue to qualify for the Section 883 exemption if the stock of Marubeni is considered to be primarily and regularly traded on a recognized stock exchange and non-qualifying 5% or greater shareholders are not considered to collectively own more than 50% of Marubeni’s shares, as described above. If Marubeni’s shares cease to satisfy these requirements, then we may no longer be eligible for the Section 883 exemption with respect to rental income earned by aircraft used in international traffic. If we were not eligible for the exemption under Section 883 of the Code, we expect that the U.S. source rental income of Aircastle Bermuda generally would be subject to U.S. federal taxation, on a gross income basis, at a rate of not in excess of 4% as provided in Section 887 of the Code. If, contrary to expectations, Aircastle Bermuda did not comply with certain administrative guidelines of the Internal Revenue Service, such that 90% or more of Aircastle Bermuda’s U.S. source rental income were attributable to the activities of personnel based in the United States, Aircastle Bermuda’s U.S. source rental income would be treated as income effectively connected with the conduct of a trade or business in the United States. In such case, Aircastle Bermuda’s U.S. source rental income would be subject to U.S. federal income taxation on its net income at the Federal Rate as well as state and local taxation. In addition, Aircastle Bermuda would be subject to the U.S. federal branch profits tax on its effectively connected earnings and profits at a rate of 30%. The imposition of such taxes would adversely affect our business.
Bermuda Economic Substance Act 2018
Pursuant to the Economic Substance Act 2018 (as amended) of Bermuda (the “ESA”) that came into force in January 2019, a registered entity other than an entity which is resident for tax purposes in certain jurisdictions outside Bermuda (“non-resident entity”) that carries on as a business any one or more of the “relevant activities” referred to in the ESA must comply with economic substance requirements. The ESA may require in-scope Bermuda entities which are engaged in such “relevant activities” to be directed and managed in Bermuda, have an adequate level of qualified employees in Bermuda, incur an adequate level of annual expenditure in Bermuda, maintain adequate physical presence in Bermuda or perform core income-generating activities in Bermuda. The list of “relevant activities” includes carrying on any one or more of: insurance, financing and leasing (which excludes operating leases), headquarters, intellectual property and holding entities.
Entities subject to the economic substance requirements are required to evidence their compliance and file an economic substance declaration with the Registrar of Companies in Bermuda on an annual basis.
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
The Company and its Bermuda subsidiaries believe they have complied with the ESA requirements and have filed, and will continue to file, annual economic substance declarations with the Registrar of Companies in Bermuda as required. The Registrar of Companies in Bermuda ultimately assesses compliance with the ESA requirements.
We may become subject to an increased rate of Irish taxation which would adversely affect our business.
Our Irish subsidiaries and affiliates are expected to be subject to corporation tax on their income from leasing, managing, and servicing aircraft at the 12.5% tax rate applicable to trading income. This expectation is based on certain assumptions, including that we will maintain at least the current level of our business operations in Ireland. If we are not successful in achieving trading status in Ireland, the non-trading income activities of our Irish subsidiaries and affiliates would be subject to tax at the rate of 25% and capital gains would be taxed at the rate of 33%.
We may become subject to income or other taxes in the non-U.S. jurisdictions in which our aircraft operate, where our lessees are located or where we perform certain services which would adversely affect our business.
Certain Aircastle entities are expected to be subject to the income tax laws of Ireland and the United States. In addition, we may be subject to income or other taxes in other jurisdictions by reason of our activities and operations, where our aircraft operate or where the lessees of our aircraft (or others in possession of our aircraft) are located. Although we have adopted operating procedures to reduce the exposure to such taxation, we may be subject to such taxes in the future and such taxes may be substantial. In addition, if we do not follow separate operating guidelines relating to managing a portion of our aircraft portfolio through offices in Ireland and Singapore, income from aircraft not owned in such jurisdictions would be subject to local tax. Changes in tax law could impose withholding taxes on lease payments during the term of a lease. Our leases typically require our lessees to indemnify us in respect of taxes, but some leases may not require such indemnification or a lessee may fail to make such indemnification payment. The imposition of such taxes could adversely affect our business.
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
As part of its BEPS actions, the OECD published the “Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Shifting” (“MLI”). Since June 2017, representatives from over 95 jurisdictions have signed up to the MLI. The MLI seeks to incorporate agreed tax treaty-related measures combating tax avoidance into bilateral existing tax treaties without the need to negotiate new treaties. The MLI may apply to double tax treaties entered into by other countries in which we have operations (in some cases with effect from as early as January 2019).
The MLI entered into force for Ireland in May 2019, and became effective for withholding tax on January 1, 2020. The MLI changed Ireland's treaties by including a principal purpose test (“PPT”), which will disallow treaty benefits where it is reasonable to conclude that the main purpose or one of the main purposes of a transaction or arrangement is to obtain directly or indirectly the benefits of the treaty. Given the subjectivity of the PPT, there is a risk that each counterparty jurisdiction will interpret it differently, which creates uncertainty in its application to leasing and other arrangements. Until such time as countries develop guidance on how the test will be applied, it will be difficult to determine its effect on us.
Ireland did not adopt the MLI’s “dependent agent” permanent establishment threshold. Some countries could seek a bilateral re-negotiation on the point to change the dependent agent provisions in their tax treaty with Ireland. Any such change could take some time to be agreed and subsequently ratified before it could come into effect.
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
Most of the measures were implemented with effect from January 2019, though certain measures may be deferred to 2024. The EU ATAD contemplates the introduction of a restriction on the deductibility of interest, measures in respect of certain hybrid transactions and instruments, an exit charge, a switch over rule, controlled foreign company rules as well as a general anti-avoidance rule.

Ireland sought to defer the introduction of rules restricting the tax deductibility of interest payments until 2024. However, it seems increasingly likely that Ireland may seek to introduce these rules from January 1, 2022. The current proposal would restrict the tax deductibility of interest expense to 30% of EBITDA or possibly a higher threshold if the third-party group interest expense ratio to group EBITDA is higher than 30%. This measure may impact the ability of our Irish tax resident companies to claim a tax deduction for interest payments.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We lease office space in Stamford, Connecticut, Dublin, Ireland and in Singapore. The lease for our current office in Stamford, Connecticut expires in August 2028. The lease for our Dublin office expires in October 2026 and the lease on our Singapore office expires in July 2022. None of these leases are individually material to the Company’s consolidated financial statements.
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
Set forth below is information pertaining to our executive officers who held office as of April 15, 2021:
Michael Inglese, 60, became our Chief Executive Officer and a member of our Board in June 2017, having served as our Acting Chief Executive Officer from January 2017. He was previously our Chief Financial Officer from April 2007. Prior to joining the Company, Mr. Inglese served as an Executive Vice President and Chief Financial Officer of PanAmSat Holding Corporation, where he served as Chief Financial Officer from June 2000 until the closing of PanAmSat’s sale to Intelsat in July 2006. Mr. Inglese joined PanAmSat in May 1998 as Vice President, Finance after serving as Chief Financial Officer for DIRECTV Japan, Inc. He is a Chartered Financial Analyst who holds a BS in Mechanical Engineering from Rutgers University College of Engineering and his MBA from Rutgers Graduate School of Business Management.
Aaron Dahlke, 52, became our Chief Financial Officer in June 2017. Prior to that, he was our Chief Accounting Officer from June 2005. Prior to joining the Company, Mr. Dahlke was Vice President and Controller of Boullioun Aviation Services Inc. from January 2003 to May 2005. Prior to Boullioun, Mr. Dahlke was at ImageX.com, Inc. and Ernst & Young LLP. He received a BS in Accounting from California State University, San Bernardino. He is a Certified Public Accountant.
Douglas C. Winter, 57, became our Chief Commercial Officer in April 2019. Prior to joining Aircastle, Mr. Winter was Vice Chairman of Amedeo, a leading aircraft asset manager, from July 2018 to March 2019, as well as Chief

Executive Officer and member of the Board of Managers at Voyager Aviation (“Voyager”) from October 2017 to March 2019. Prior to this, he served as President and Chief Commercial Officer at Voyager from September 2015 to September 2017. Mr. Winter joined Voyager in June 2015 as Chief Commercial Officer. Previously, Mr. Winter was an advisor to GE Capital Aviation Services and Chief Executive Officer of Octagon Aviation from June 2013 to May 2015 and, before this, he served as Head of Global Sales at AWAS in Dublin, Ireland from December 2010 to May 2013. Mr. Winter has over twenty years of experience in commercial aviation, having started his career with McDonnell Douglas in 1985, and he holds a BS in Business from Indiana University.
Christopher L. Beers, 56, is our Chief Legal Officer & Secretary and became our General Counsel in November 2014. Prior to joining the Company, Mr. Beers held senior positions at GE Capital since 2000, including Senior Vice President and Associate General Counsel at GECAS from 2009 to 2014, and Senior Vice President and General Counsel of GE Transportation Finance from 2006 to 2009. Previously, Mr. Beers was a Senior Associate at the law firm of Milbank Tweed Hadley and McCloy in New York City. Mr. Beers holds a BS in Economics from Arizona State University and a JD from Pace Law School.
Joseph Schreiner, 63, became our Chief Technical Officer in March 2020. Mr. Schreiner was previously our Executive Vice President, Technical from October 2004 to March 2020. Prior to joining the Company, Mr. Schreiner oversaw the technical department at AAR Corp, a provider of products and services to the aviation and defense industries from 1998 to 2004 where he managed aircraft and engine evaluations and inspections, aircraft lease transitions, reconfiguration and heavy maintenance. Prior to AAR, Mr. Schreiner spent nineteen years at Boeing (McDonnell-Douglas) in various technical management positions. Mr. Schreiner received a BS from the University of Illinois and an MBA from Pepperdine University.
Roy Chandran, 57, became our Chief Strategy Officer in March 2020. Mr. Chandran was previously our Executive Vice President, Corporate Finance and Strategy from June 2017 to March 2020. He previously served as Executive Vice President of Capital Markets from May 2008. Prior to joining the Company, Mr. Chandran was a Director at Citi in the Global Structured Solutions Group, having originally joined Salomon Brothers in 1997.  Mr. Chandran is responsible for all of the Company’s fund raising activities and strategy and has extensive experience in US and international capital markets.  Before 1997, Mr. Chandran spent eight years in Hong Kong focusing on tax-based cross border leasing of transportation equipment for clients in the Asia Pacific region.  Mr. Chandran holds a BS in Chemical Engineering from the Royal Melbourne Institute of Technology, Australia and obtained his MBA from the International Institute of Management Development (“IMD”), Switzerland.
James C. Connelly, 48, became our Chief Accounting Officer in September 2018. Mr. Connelly has been Aircastle’s Controller since January 2013. He joined Aircastle in May 2007 as Assistant Controller, Operational Accounting. Prior to joining Aircastle, Mr. Connelly was with Lehman Brothers as a Controller in their Finance Division, beginning in January 2001. Mr. Connelly received a BS in Accounting from Syracuse University.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTER AND ISSUER PURCHASES OF EQUITY SECURITIES
Not applicable.
ITEM 6. REMOVED AND RESERVED
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
OVERVIEW
Aircastle acquires, leases, and sells commercial jet aircraft to airlines throughout the world. As of February 28, 2021, we owned and managed on behalf of our joint venture 261 aircraft leased to 75 lessees located in 43 countries. Our aircraft are managed by an experienced team based in the United States, Ireland and Singapore. Our aircraft are subject to net leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs. However, in many cases we are obligated to pay a specified portion of maintenance or modification costs. As of February 28, 2021, the net book value of our flight equipment (including flight equipment held for lease and net investment in direct financing and sales-type leases, or “net book value”) was $6.69 billion compared to $7.79 billion for the year ended December 31, 2019. Our revenues, net income (loss) and Adjusted EBITDA were $832.3 million, $(333.2) million, and $774.4 million for the year ended February 28, 2021, and were $917.9 million, $156.6 million and $862.2 million for the year ended December 31, 2019.
Merger with MM Air Limited
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

Acquisitions and Sales
During the year ended February 28, 2021, we acquired five aircraft for $154.3 million. As of April 15, 2021, we have acquired no additional aircraft. At February 28, 2021, we had commitments to acquire 25 new E-Jet E2 aircraft from Embraer S.A. for $825.1 million, with delivery beginning in March 2021. These amounts include estimated amounts for pre-delivery deposits, contractual price escalations and other adjustments. As of April 15, 2021, we have commitments to acquire 25 aircraft for $825.1 million.
During the year ended February 28, 2021, we sold twelve aircraft and other flight equipment for $180.3 million, which resulted in a net gain of $33.5 million. As of April 15, 2021, we have sold two additional aircraft.
The following table sets forth certain information with respect to the aircraft owned and managed on behalf of our joint ventures by us as of February 28, 2021, February 29, 2020 and December 31, 2019:
AIRCASTLE AIRCRAFT INFORMATION (dollars in millions)

Owned Aircraft	As of February 28, 2021(1)	As of February 29, 2020(1)	As of December 31, 2019(1)
Net Book Value of Flight Equipment	$6,688	$7,569	$7,794
Net Book Value of Unencumbered Flight Equipment	$5,432	$5,829	$5,979
Number of Aircraft	252	272	278
Number of Unencumbered Aircraft	219	232	237
Number of Lessees	75	85	84
Number of Countries	43	47	48
Weighted Average Age (years)(2)	10.6	10.0	9.9
Weighted Average Remaining Lease Term (years)(2)	4.2	4.7	4.8
Weighted Average Fleet Utilization during the Fourth Quarter(3)(5)	93.7%	N/A	99.2%
Weighted Average Fleet Utilization for the Year Ended(3)	94.5%	99.1%	96.4%
Portfolio Yield for the Fourth Quarter(4)	8.5%	11.1%	11.2%
Portfolio Yield for the Year Ended(4)	9.2%	11.0%	10.9%

Managed Aircraft on behalf of Joint Ventures
Flight Equipment	$312	$326	$328
Number of Aircraft	9	9	9
____________

(1)Calculated using net book value at period end.
(2)Weighted by net book value.
(3)Aircraft on-lease days as a percent of total days in period weighted by net book value. The decrease from our historical utilization rate was primarily due to early terminations. Weighted Average Fleet Utilization for the Year Ended February 29, 2020 of 99.1% represents utilization for the two months ended February 29, 2020.
(4)Lease rental revenue, interest income and cash collections on our net investment in direct financing and sales-type leases for the period as a percent of the average net book value for the period; quarterly information is annualized. The calculation of portfolio yield includes our net investment in direct financing and sales-type leases in the average net book value, and the interest income and cash collections from our net investment in direct financing and sales-type leases in lease rentals
(5)N/A - not applicable.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of February 28, 2021			Owned Aircraft as of February 29, 2020			Owned Aircraft as of December 31, 2019
	Number of Aircraft		% of Net Book Value(1)	Number of Aircraft		% of Net Book Value(1)	Number of Aircraft		% of Net Book Value(1)
Aircraft Type
Passenger:
Narrow-body	226		78%	244		75%	250		75%
Wide-body	22		18%	24		21%	24		21%
Total Passenger	248		96%	268		96%	274		96%
Freighter	4		4%	4		4%	4		4%
Total	252		100%	272		100%	278		100%

Manufacturer
Airbus	169		64%	183		63%	184		63%
Boeing	78		34%	84		36%	89		36%
Embraer	5		2%	5		1%	5		1%
Total	252		100%	272		100%	278		100%

Regional Diversification
Asia and Pacific	79		37%	90		38%	94		38%
Europe	92		27%	99		27%	99		26%
Middle East and Africa	11		4%	15		6%	16		7%
North America	28		12%	40		13%	40		13%
South America	26		13%	26		15%	26		15%
Off-lease	16	(2)	7%	2	(3)	1%	3	(4)	1%

Total	252		100%	272		100%	278		100%
 _______________

(1)Calculated using net book value at year end.
(2)Consisted of one Airbus A320-200 and one Airbus A330-200 aircraft subject to executed leases with a customer in Europe, four Boeing 737-800 aircraft subject to executed leases or confirmed letters of intent with customers in Europe, one Boeing 737-800 aircraft consigned for sale and four Airbus A320-200, three Airbus A330-200, and two Boeing 737-800 aircraft which we are marketing for lease or sale.
(3)Consisted of one Airbus A330-200 aircraft, which was delivered to a customer in Europe in August 2020, and one Boeing 737-800 aircraft, which is subject to a confirmed letter intent to lease with a customer in Europe.
(4)Consisted of one Airbus A320-200 aircraft, which was delivered on lease to a customer in Europe in February 2020, one Airbus A330-200 aircraft, which was delivered to a customer in Europe in the second quarter of 2020, and one Boeing 737-800 aircraft, which was sold in February 2020.

Our largest customer represents approximately 8% of the net book value at February 28, 2021. The top ten customers for aircraft we owned at February 28, 2021, are as follows:

Customer	Percent of Net Book Value	Country	Number of Aircraft
IndiGo	8.3%	India	13
LATAM(1)	7.7%	Chile	13
easyJet	4.6%	United Kingdom	25
Iberia	3.9%	Spain	15
Air Canada	3.7%	Canada	5
Lion Air	3.5%	Indonesia	7
Aerolineas Argentinas	3.0%	Argentina	5
American Airlines	2.8%	United States	7
AirBridge Cargo(2)	2.6%	Russia	2
Jeju Air	2.5%	South Korea	7
Total top ten customers	42.6%		99
All other customers	57.4%		153
Total all customers	100.0%		252

(1)LATAM filed for Chapter 11 in May 2020.
(2)Guaranteed by Volga-Dnepr Airlines. We have one additional aircraft on lease with an affiliate.
Finance
We operate in a capital-intensive industry and have a demonstrated track record of raising substantial amounts of capital over the last sixteen years. Since our inception in late 2004, we raised $1.69 billion in equity capital from private and public investors. We also obtained $18.9 billion in debt capital from a variety of sources including export credit agency-backed debt, commercial bank debt, the aircraft securitization markets and the unsecured bond market. The diversity and global nature of our financing sources demonstrates our ability to adapt to changing market conditions and seize new growth opportunities.
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
See “Liquidity and Capital Resources — Secured Debt Financings” and “Liquidity and Capital Resources — Unsecured Debt Financings” below.

Comparison of the year ended February 28, 2021 to the year ended December 31, 2019:

	Year Ended,
	February 28,	December 31,
	2021	2019
	(Dollars in thousands)
Revenues:
Lease rental revenue	$611,421	$777,403
Direct financing and sales-type lease revenue	18,215	32,295
Amortization of lease premiums, discounts and incentives	(22,842)	(22,636)
Maintenance revenue	172,668	74,987
Total lease revenue	779,462	862,049
Gain on sale of flight equipment	33,536	45,532
Other revenue	19,290	10,357
Total revenues	832,288	917,938
Operating expenses:
Depreciation	347,517	356,021
Interest, net	235,338	258,070
Selling, general and administrative	93,671	77,034
Impairment of flight equipment	425,579	7,404
Maintenance and other costs	20,005	24,828
Total operating expenses	1,122,110	723,357

Other expense
Loss on extinguishment of debt	(2,640)	(7,577)
Merger expenses	(32,605)	(7,372)
Other	(191)	(4,492)
Total other expense	(35,436)	(19,441)

Income (loss) from continuing operations before income taxes	(325,258)	175,140
Income tax provision	10,236	22,667
Earnings of unconsolidated equity method investment, net of tax	2,326	4,102
Net income (loss)	$(333,168)	$156,575
Revenues:
Total revenues decreased by $85.7 million, for the year ended February 28, 2021 as compared to the year ended December 31, 2019:
Lease rental revenue decreased by $166.0 million for the year ended February 28, 2021, as a result of:
•a $121.6 million decrease due to early lease terminations and the recognition of lease rental revenue for certain customers using a cash basis of accounting rather than an accrual method – see Note 1 regarding our lease revenue recognition policy;
•a $58.2 million decrease due to the sale of 32 aircraft since January 1, 2019; and
•a $38.4 million decrease due to lease extensions, amendments, transitions and other changes.

This was partially offset by a $52.2 million increase in revenue reflecting the impact of 48 aircraft purchased since January 1, 2019.

Direct financing and sales-type lease revenue decreased $14.1 million, primarily attributable to the early lease terminations of eight aircraft during the year ended February 28, 2021 and the sales of three aircraft subject to direct financing and sales-type leases.
Amortization of lease premiums, discounts and incentives.

	Year Ended
	February 28,	December 31,
	2021	2019
	(Dollars in thousands)
Amortization of lease premiums	$(15,652)	$(16,719)
Amortization of lease discounts	1,070	4,406
Amortization of lease incentives	(8,260)	(10,323)

Amortization of lease premiums, discounts and incentives	$(22,842)	$(22,636)
The decrease in amortization of lease discounts of $3.3 million for the year ended February 28, 2021, as compared to the year ended December 31, 2019, was due to fully amortized lease discounts for aircraft that transitioned to new lessees or extended.
The decrease in amortization of lease incentives of $2.1 million for the year ended February 28, 2021, as compared to the year ended December 31, 2019, was primarily due to scheduled lease expirations and early lease terminations, as well as the sales of six aircraft.
Maintenance revenue. For the year ended February 28, 2021, we recorded $172.7 million of maintenance revenue, comprised primarily of $95.0 million related to the early lease terminations of seventeen narrow-body and one wide-body aircraft, as well as $57.3 million related to the scheduled lease expirations of ten narrow-body and one wide-body aircraft. In addition, we recorded $16.3 million of maintenance revenue related to three wide-body aircraft for which the customers are subject to judicial insolvency proceedings or similar protection. For the year ended December 31, 2019, we recorded $75.0 million of maintenance revenue, comprised of $45.8 million related to the scheduled lease expirations of nine narrow-body and four wide-body aircraft and $29.1 million related to the early lease terminations of nineteen narrow-body and one wide-body aircraft.
Gain on sale of flight equipment decreased by $12.0 million to $33.5 million for the year ended February 28, 2021, as compared to gains of $45.5 million for the year ended December 31, 2019. During the year ended February 28, 2021, we sold twelve aircraft as compared to the sale of twenty aircraft during the year ended December 31, 2019. Gain on sale for each of these periods includes the receipt of insurance proceeds for one aircraft which was disposed.
Other revenue increased $8.9 million to $19.3 million during the year ended February 28, 2021, as compared to $10.4 million for the year ended December 31, 2019, due to $18.7 million of security deposits and early lease termination fees recognized into revenue primarily related to ten narrow-body and one wide-body aircraft. This was partially offset by lower service fees of $8.8 million related to the liquidation of our joint venture with an affiliate of the Ontario Teachers’ Pension Plan.
Operating Expenses:
Total operating expenses increased by $398.8 million, for the year ended February 28, 2021 as compared to the year ended December 31, 2019:
Depreciation expense decreased by $8.5 million for the year ended February 28, 2021 as compared to the year ended December 31, 2019. The decrease is primarily comprised of $40.0 million resulting from 33 aircraft sold since January 1, 2019 and lower depreciation for thirteen aircraft subject to impairments. This was partially offset by a $26.6 million increase in depreciation due to 53 aircraft acquired since January 1, 2019.

Interest, net consisted of the following:

	Year Ended
	February 28,	December 31,
	2021	2019
	(Dollars in thousands)
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$221,246	$245,673
Amortization of deferred losses related to interest rate derivatives	—	184
Amortization of deferred financing fees and debt discount	14,791	14,578
Interest expense	236,037	260,435
Less: Interest income	(523)	(2,365)
Less: Capitalized interest	(176)	—
Interest, net	$235,338	$258,070

Interest, net decreased by $22.7 million as compared to the year ended December 31, 2019, primarily due to lower weighted average interest rates, partially offset by higher weighted average debt outstanding.
Selling, general and administrative expenses for year ended February 28, 2021 increased $16.6 million as compared to the year ended December 31, 2019, primarily attributable to an increase in share-based compensation expense of $12.2 million as a result of the Merger and a provision for credit losses of $5.3 million related to the change in our allowance for credit losses.
Impairment of aircraft. We recorded impairment charges of $425.6 million for the year ended February 28, 2021, which primarily related to seventeen narrow-body and nine wide-body aircraft. The Company recognized $157.0 million of maintenance revenue and security deposits into revenue related to these 26 aircraft during the year ended February 28, 2021. During the year ended December 31, 2019, we recorded impairment charges of $7.4 million related to two narrow-body aircraft. See “Summary of Recoverability Assessment and Other Impairments” below for a detailed discussion of impairment charges related to certain aircraft.
Maintenance and other costs were $20.0 million for the twelve months ended February 28, 2021, a decrease of $4.8 million as compared to the year ended December 31, 2019. The year ended December 31, 2019 included higher than projected lessor contributions towards the cost of maintenance events for aircraft acquired with attached leases, as well as higher costs for unscheduled transitions.
Other Expense:
Total other expense increased by $16.0 million to $35.4 million for the year ended February 28, 2021, as compared to $19.4 million for the year ended December 31, 2019. During the year ended February 28, 2021, we incurred $32.6 million of legal and banking expenses related to the Merger. In addition, we recorded losses on extinguishment of debt totaling $2.6 million related to the early repayments of our Senior Notes due 2021 and secured debt obligations for three wide-body aircraft. During the year ended December 31, 2019, we incurred a loss on extinguishment of debt of $7.6 million due to the early repayment of our Senior Notes due 2019, $7.4 million of legal and banking expenses related to the Merger, and unfavorable mark-to-market adjustments on our interest rate caps of $4.8 million.
Income Tax Provision:
Our provision for income taxes for the years ended February 28, 2021 and December 31, 2019, was $10.2 million and $22.7 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily Ireland and the United States. The decrease in our income tax provision of $12.5 million for the year ended February 28, 2021, as compared to the year ended December 31, 2019, was primarily attributable to changes in operating income subject to tax in Ireland, the United States and other jurisdictions. The year ended February 28, 2021, includes a reversal of prior period tax charges of $2.7 million related to the limitation in deductible compensation. The year ended December 31, 2019, included tax charges of $4.1 million related to the limitation in deductible compensation and $0.4 million related to the vesting of stock.

Earnings (Loss) of Unconsolidated Equity Method Investment, net of Tax:
Earnings from unconsolidated equity method investment, net of tax, was $2.3 million during the twelve months ended February 28, 2021, as compared to $4.1 million in December 31, 2019. See Note 5 “Unconsolidated Equity Method Investment.”
Summary of Recoverability Assessment and Other Impairments
Impairment of Flight Equipment
During the year ended February 28, 2021, the Company recorded impairment charges totaling $425.6 million, of which $378.2 million were transactional impairments, which primarily related to seventeen narrow-body and eight wide-body aircraft. The Company recognized $157.0 million of maintenance revenue and security deposits into revenue related to these 25 aircraft during the year ended February 28, 2021. The impairment charges were attributable to early lease terminations, scheduled lease expirations, lessee defaults and/or judicial insolvency proceedings, or as a result of our annual recoverability assessment – refer to the section below for additional details.
During the year ended December 31, 2019, the Company recognized net maintenance revenue of $17.6 million related to the early lease terminations of seven narrow-body aircraft due to lessee default. We recorded impairment charges of $7.4 million related to two of these seven narrow-body aircraft.
Annual Recoverability Assessment
We completed our annual recoverability assessment of our aircraft in the second quarter. Of the $425.6 million impairment charges recorded for the year ended February 28, 2021, we recorded $43.0 million related to one narrow-body and one wide-body aircraft as a result our annual recoverability assessment. Although we have completed our annual recoverability assessment, we continue to monitor the developments of COVID-19. We are closely monitoring the impact of COVID-19 on our customers, air traffic, lease rental rates, and aircraft valuations, and will perform additional customer and aircraft specific reviews should changes in facts and circumstances arise that may impact the recoverability of our aircraft. We have and will focus on our customers that have entered judicial insolvency proceedings and any additional customers that may become subject to similar-type proceedings, aircraft with near-term lease expirations, and certain aircraft variants that are more susceptible to the impact of COVID-19 and value deterioration.
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
If our estimates or assumptions change, including those related to our customers that have entered judicial insolvency proceedings, we may revise our cash flow assumptions and record future impairment charges. While we believe that the estimates and related assumptions used in the annual recoverability assessment, and subsequent assessments, are appropriate, actual results could differ from those estimates.
Comparison of the year ended December 31, 2019 to the year ended December 31, 2018:
We have omitted discussion of the earliest two of the four periods covered by our consolidated financial statements presented in this Annual Report because that disclosure was already included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 13, 2020. You are encouraged to reference Part II, Item 7, within that report, for a discussion of our financial condition and result of operations for the year ended December 31, 2019 to the year ended December 31, 2018.

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
Lease Revenue Recognition
We lease flight equipment under net operating leases with lease terms typically ranging from three to seven years. We generally do not offer renewal terms or purchase options in our leases, although certain of our operating leases allow the lessee the option to extend the lease for an additional term. Operating leases with fixed rentals and step rentals are recognized on a straight-line basis over the term of the initial lease, assuming no renewals. Operating lease rentals that adjust based on a London Interbank Offered Rate (“LIBOR”) index are recognized on a straight-line basis over the lease term using the prevailing rate at lease commencement. Changes to rate-based lease rentals are recognized in the statement of income (loss) in the period of change.
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
If we determine that the collectability of rental payments is no longer probable (including any deferral thereof), we recognize lease rental revenue using a cash basis of accounting rather than an accrual method. Estimating whether collectability is probable requires some level of subjectivity and judgment. Management determines whether customers should be placed back on accrual status when it becomes probable that payments will be received in a timely manner. The accrual/non-accrual status of a customer is maintained at a level deemed appropriate based on factors such as the customer’s credit rating, payment performance, financial condition and requests for modifications of lease terms and conditions. Events or circumstances outside of historical customer patterns can also result in changes to a customer’s accrual status. In the period we conclude that collection of lease payments is no longer probable, we recognize any difference between revenue amounts recognized to date under the accrual method and payments that have been collected from the lessee, including security deposit amounts held, as a current period adjustment to lease rental revenue.
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

Under an operating lease, the lessee will be responsible for performing maintenance on the relevant aircraft and will typically be required to make payments to us for heavy maintenance, overhaul or replacement of certain high-value components of the aircraft. These maintenance payments are based on hours or cycles of utilization or on calendar time, depending upon the component, and would be made either monthly in arrears or at or near the end of the lease term. For maintenance payments made monthly in arrears during a lease term, we will typically be required to reimburse all or a portion of these payments to the lessee upon completion of the relevant heavy maintenance, overhaul or parts replacement. We record maintenance payments paid by the lessee during a lease as accrued maintenance liabilities in recognition of our obligation in the lease to refund such payments, and therefore we typically do not recognize maintenance revenue during the lease. Maintenance revenue recognition would occur at or near the end of a lease, when we are able to determine the amount, if any, by which reserve payments received exceed the amount we are required under the lease to reimburse to the lessee for heavy maintenance, overhaul or parts replacement. If a lease requires end of lease term maintenance payments, typically the lessee would be required to pay us for its utilization of the aircraft during the lease; however, in some cases, we may owe a net payment to the lessee in the event heavy maintenance is performed and paid for by the lessee during the lease term and the aircraft is returned to us in better condition than at lease inception. End of lease term maintenance payments made to us are recognized as maintenance revenue, and end of lease term maintenance payments we make to a lessee are recorded as contra maintenance revenue.
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
•flight equipment where estimates of the manufacturers’ realized sales prices are not relevant (e.g., freighter conversions);
•flight equipment where estimates of the manufacturers’ realized sales prices are not readily available; and
•flight equipment which may have a shorter useful life due to obsolescence.
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
We account for our investments in unconsolidated joint ventures under the equity method of accounting. Investments are reviewed for impairment whenever events or changes in circumstances indicate the fair value is less than its carrying value and the decline is other-than-temporary
Income Taxes
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
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
See Note 1 – Summary of Significant Accounting Policies - Organization and Basis of Presentation in the Notes to Consolidated Financial Statements below.
RECENTLY PROPOSED ACCOUNTING PRONOUNCEMENTS
See Note 1 – Summary of Significant Accounting Policies - Proposed Accounting Pronouncements in the Notes to Consolidated Financial Statements below.
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
•sales of common shares.
Going forward, we expect to continue to seek liquidity from these sources and other sources, subject to pricing and conditions we consider satisfactory.

During the year ended February 28, 2021, we met our liquidity and capital resource needs with $175.0 million of cash flow from operations, $1.93 billion in gross proceeds from the issuance of our senior notes, bank debt and our revolving credit facilities and $180.3 million of cash from aircraft sales.
As of February 28, 2021, the weighted average maturity of our secured and unsecured debt financings was 3.7 years and we are in compliance with all applicable covenants in our financings. We have also determined that as of February 28, 2021, our consolidated subsidiaries’ restricted net assets, as defined by Rule 4-08(e)(3) of Regulation S-X, are less than 25% of our consolidated net assets.
We have agreed to defer some near-term lease payments with certain of our airline customers. As of April 15, 2021, we have agreed to defer approximately $108.4 million in near-term lease payments with 26 airlines, which these airline customers have agreed to repay over time. If air traffic remains depressed over an extended period and if our customers are unable to obtain sufficient funds from private, government or other sources, we may need to extend further deferrals to some of our other customers or to extend the deferrals we have already made. We may ultimately be unable to collect all the amounts we have deferred. As of February 28, 2021, we hold $80.7 million in security deposits, $519.2 million in maintenance payments and $151.5 million in letters of credit from our lessees.
We believe we have sufficient liquidity to meet our contractual obligations over the next twelve months and as of April 1, 2021, total liquidity of $2.32 billion includes $1.25 billion of undrawn credit facilities, $609 million of unrestricted cash, $123 million of contracted asset sales and $340 million of projected operating cash flows through April 1, 2022. In addition, we believe payments received from lessees and other funds generated from operations, unsecured bond offerings, secured borrowings for aircraft, borrowings under our revolving credit facilities and other borrowings and proceeds from future aircraft sales will be sufficient to satisfy our liquidity and capital resource needs over the next twelve months. Our liquidity and capital resource needs include payments due under our aircraft purchase obligations, required principal and interest payments under our long-term debt facilities, expected capital expenditures, lessee maintenance payment reimbursements and lease incentive payments over the next twelve months.

Cash Flows

	Year Ended
	February 28,	December 31,
	2021	2019
	(Dollars in thousands)
Net cash flow provided by operating activities	$175,022	$536,418
Net cash flow provided by (used in) investing activities	21,472	(784,029)
Net cash flow provided by financing activities	212,667	235,201
Operating Activities:
The COVID-19 pandemic has severely impacted the demand for air travel over the past twelve months, which has negatively impacted our customers’ financial performance. The impact of the COVID-19 pandemic, together with lease concessions given to many of our airline customers in the form of lease rental deferrals, has resulted in slower cash collections during the year ended February 28, 2021.
Cash flow provided by operations was $175.0 million for the year ended February 28, 2021 compared to $536.4 million for the year ended December 31, 2019. The decrease in cash flow provided by operations of $361.4 million was primarily a result of:
•a $121.6 million decrease in cash due to lower lease rental revenue resulting from early lease terminations and the recognition of lease rental revenue for certain customers using a cash basis of accounting rather than an accrual method;
•a $113.0 million decrease in cash resulting from an increase in accounts receivable and other assets, primarily due to deferred lease rentals;
•a $73.6 million decrease in cash resulting from advance lease rentals recognized into revenue, primarily due to lease terminations; and
•a $32.6 million decrease in cash due to higher banking and legal costs resulting from the Merger.
Investing Activities:
Cash flow provided by investing activities was $21.5 million for the year ended February 28, 2021 as compared to cash flow used in investing activities of $784.0 million for the year ended December 31, 2019. The net decrease in cash flow provided by investing activities of $805.5 million for the year ended February 28, 2021 was primarily a result of a $1.03 billion decrease in the acquisition and improvement of flight equipment offset by a $181.4 million decrease in aircraft proceeds from the sale of flight equipment.
Financing Activities:
Cash flow provided by financing activities was $212.7 million and $235.2 million for the years ended February 28, 2021 and December 31, 2019, respectively. The decrease in cash flow provided by financing activities of $22.5 million for the year ended February 28, 2021 was primarily a result of a $183.9 million decrease in proceeds from secured and unsecured financings offset by a $119.9 million decrease in repayments of secured and unsecured financings and $11.2 million decrease in shares repurchased.
Debt Obligations
For complete information on our debt obligations, please refer to Note 7 – “Borrowings from Secured and Unsecured Debt” Financings in the Notes to Consolidated Financial Statements below.
Contractual Obligations
Our contractual obligations consist of principal and interest payments on debt financings, aircraft acquisitions and rent payments pursuant to our office leases. Total contractual obligations decreased to $6.82 billion at February 28, 2021 from $7.03 billion at December 31, 2019, due to a decrease in purchase obligations and principal payments for secured financings and borrowings under our revolving credit facilities, partially offset by an increase in principal payments for senior notes.

The following table presents our actual contractual obligations and their payment due dates as of February 28, 2021.

	Payments Due by Period as of February 28, 2021
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	More than 5 years
	(Dollars in thousands)
Principal payments:
Senior Notes due 2022-2027	$4,200,000	$500,000	$1,150,000	$1,150,000	$1,400,000
DBJ Term Loan	215,000	60,000	155,000	—	—
Revolving Credit Facilities	—	—	—	—	—
ECA Financings	36,423	14,847	15,517	6,059	—
Bank Financings	738,353	72,096	293,791	372,466	—
Total principal payments	5,189,776	646,943	1,614,308	1,528,525	1,400,000
Interest payments on debt obligations(1)	789,022	215,637	347,553	169,269	56,563
Office leases(2)	13,028	1,928	3,506	3,531	4,063
Purchase obligations(3)	825,119	199,990	473,804	151,325	—
Total	$6,816,945	$1,064,498	$2,439,171	$1,852,650	$1,460,626
 _____________
(1)Future interest payments on variable rate, LIBOR-based debt obligations are estimated using the interest rate in effect at February 28, 2021.
(2)Represents contractual payment obligations for our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.
(3)At February 28, 2021, we had commitments to acquire 25 new E-Jet E2 aircraft from Embraer S.A for $825.1 million. These amounts include estimates for pre-delivery deposits, contractual price escalation and other adjustments. As of April 15, 2021, we have commitments to acquire 25 aircraft for $825.1 million.
Capital Expenditures
From time to time, we make capital expenditures to maintain or improve our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the years ended February 28, 2021, and December 31, 2019 and 2018, we incurred a total of $26.6 million, $31.8 million and $9.3 million, respectively, of capital expenditures (including lease incentives) related to the acquisition and improvement of aircraft.
As of February 28, 2021, the weighted average age (by net book value) of our aircraft was 10.6 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Our lease agreements call for the lessee to be primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.
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

See Note 5 – “Unconsolidated Equity Method Investment” in the Notes to Unaudited Consolidated Financial Statements below.
We hold a 25% equity interest in our joint venture with Mizuho Leasing and as of February 28, 2021, the net book value of its nine aircraft was $312.0 million.
Foreign Currency Risk and Foreign Operations
At February 28, 2021 all our leases are payable to us in U.S. dollars. However, we incur Euro- and Singapore dollar-denominated expenses in connection with our subsidiaries in Ireland and Singapore. For the year ended February 28, 2021, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated $20.3 million in U.S. dollar equivalents and represented approximately 21.7% of total selling, general and administrative expenses (or 26.2% when excluding share-based compensation expense, of which a large portion relates to employees domiciled in the U.S.). Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, it is likely that our international operations and our exposure to foreign currency risk will increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases we may enter into hedging transactions in the future to mitigate this risk. For the years ended February 28, 2021, and December 31, 2019 and 2018, we incurred insignificant net gains and losses on foreign currency transactions.
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

The table below shows the reconciliation of net income to EBITDA for the year ended February 28, 2021, the two months ended February 29, 2020, and for the years ended December 31, 2019 and 2018, respectively.

	Year Ended February 28,	Two Months Ended February 29,	Year Ended December 31,
	2021	2020	2019	2018
	(Dollars in thousands)
Net income (loss)	$(333,168)	$3,659	$156,575	$247,919
Depreciation	347,517	59,853	356,021	310,850
Amortization of lease premiums, discounts and incentives	22,842	3,669	22,636	15,269
Interest, net	235,338	41,038	258,070	234,504
Income tax provision	10,236	1,675	22,667	5,642
EBITDA	$282,765	$109,894	$815,969	$814,184

Adjustments:
Impairment of flight equipment	425,579	62,657	7,404	—
Equity share of joint venture impairment	—	—	2,724	15,791
Loss on extinguishment of debt	2,640	3,955	7,577	—
Non-cash share-based payment expense	28,049	10,678	15,830	11,488
Merger related expenses(1)	35,165	321	7,886	—
Loss (gain) on mark-to-market of interest rate derivative contracts	19	96	4,771	(1,632)
Contract termination expense	172	—	—	—

Adjusted EBITDA	$774,389	$187,601	$862,161	$839,831
______________
(1)Includes $32.6 million in Other expense and $2.6 million in Selling, general and administrative expenses.
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
A hypothetical 100-basis point increase/decrease in our variable interest rates would increase/decrease the minimum contracted rentals on our portfolio as of February 28, 2021 by $1.4 million and $0.3 million, respectively, over the next twelve months. As of February 28, 2021, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $4.3 million and $1.1 million, respectively, net of amounts received from our interest rate derivatives, over the next twelve months. We have an interest rate cap to hedge a portion of our floating rate interest exposure which is set at 2% and has a current notional balance of $225.0 million and reduces over time to $215.0 million. The cap matures in September 2021.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and notes thereto, referred to in Item 15(A)(1) of this Annual Report, are filed as part of this Annual Report and appear in this Annual Report beginning on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of February 28, 2021. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2021.
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
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of February 28, 2021. The assessment was based on criteria established in the Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of February 28, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended February 28, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Information about our Directors. In connection with the Merger and effective immediately after the Effective Time, the members of the board of directors of the Company (the “Board”) are Douglas A. Hacker, Michael J. Inglese, Takashi Kurihara, Charles W. Pollard, Taro Kawabe, Takayuki Sakakida and Noriyuki Yukawa.

Name	Age
Douglas A. Hacker	65
Michael J. Inglese	60
Taro Kawabe	53
Takashi Kurihara	60
Charles W. Pollard	63
Takayuki Sakakida	49
Noriyuki Yukawa	62
Douglas A. Hacker was appointed to our Board on March 27, 2020 following the consummation of the Merger and served on the prior Board of Aircastle Limited from August 2, 2006 to the consummation of the Merger. Mr. Hacker is currently an independent business executive and formerly served as Executive Vice President, Strategy for UAL Corporation, an airline holding company, and has served in such position from December 2002 to May 2006. Prior to that, Mr. Hacker served with UAL Corporation as President, UAL Loyalty Services from September 2001 to December 2002, and as Executive Vice President and Chief Financial Officer from July 1999 to September 2001. Mr. Hacker served as a director of Travelport from 2016 until May 2019. Mr. Hacker serves as a director or trustee of a series of open-end investment companies that are part of the Columbia family of mutual funds and as lead independent director of SpartanNash Company (“SpartanNash”). In March 2021, the nominating and corporate governance committee of SpartanNash nominated Mr. Hacker to serve as the Chairman of SpartanNash Company.
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
Charles W. Pollard was appointed to our Board on March 27, 2020 following the consummation of the Merger and served on the prior Board of Aircastle Limited from July 6, 2010 to the consummation of the Merger. Mr. Pollard joined Omni Air International, Inc., a passenger charter carrier, in 1997, where he served variously as Managing Director, President and CEO, and Vice Chairman until 2009. Previously he spent ten years in senior management positions, including President and CEO, at World Airways, Inc. Prior to joining World Airways, Inc., he practiced corporate law at Skadden, Arps, Slate, Meagher & Flom. He currently serves on the board of directors of Allegiant Travel Company.
Takayuki Sakakida was appointed to our Board on March 27, 2020 upon the consummation of the Merger and served on the prior Board of Aircastle Limited from June 9, 2017 to the consummation of the Merger, and was nominated by Marubeni. In April 2019, Mr. Sakakida was appointed as General Manager, Finance & Leasing Business Dept. – II, Marubeni. In April 2017, Mr. Sakakida was appointed as Vice President and General Manager, Aerospace and Ship Unit, Marubeni America Corporation, which is a subsidiary of Marubeni, a general trading company, engaged as an intermediary, importer/exporter, facilitator or broker in various types of trade between and among business enterprises and countries. In April 2016, Mr. Sakakida was appointed as Assistant General Manager, Aerospace and Defense Systems Department, Marubeni. From April 2015 to April 2016, he served as General Manager, Business Administration Section, Aerospace and Defense Systems Department of Marubeni. From April 2011 to 2015, he seconded to MD Aviation Capital Pte Ltd (Singapore) as Managing Director. Mr. Sakakida has over twelve years’ experience in the aviation industry and brings to the Board extensive experience in operations, strategic planning and financial matters relevant to the aviation industry. He maintains high-level contacts with major manufacturers in the aviation industry as well as Asian airlines which may in the future be customers of the Company.
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
Information about our Executive Officers. The names of the executive officers of the Company and their ages, titles and biographies may be found in: Information about our Executive Officers.
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

Audit Committee of the Board of Directors. After the Effective Time, Takashi Kurihara (Chairman), Noriyuki Yukawa and Douglas A. Hacker were designated as members of the Audit Committee.
ITEM 11. EXECUTIVE COMPENSATION
EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Given that we changed our fiscal year in 2020 to begin on March 1 and end on the last day of February of each year, all references herein to a year shall mean our fiscal year unless otherwise noted. Our 2020 fiscal year began on March 1, 2020 and ended on February 28, 2021.
This Compensation Discussion and Analysis describes and analyzes our executive compensation philosophy and programs. This Compensation Discussion and Analysis focuses on the compensation paid for our 2020 fiscal year and the transition period from January 1, 2020, to February 29, 2020 (the “Transition Period”) to our current Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers, together referred to as our named executive officers, or NEOs. For 2020, our NEOs were:

Named Executive Officer	Title
Michael J. Inglese	Chief Executive Officer
Aaron A. Dahlke	Chief Financial Officer
Douglas C. Winter	Chief Commercial Officer
Christopher L. Beers	Chief Legal Officer & Secretary
Roy Chandran	Chief Strategy Officer

Pay for Performance Philosophy

We believe executive compensation should be tied to Company performance weighted in favor of long-term performance, and our compensation program for 2020 and the Transition Period rewarded executives and employees in two areas:
•Annual Corporate Performance: Achievement of internal corporate financial metrics focused on: (i) adjusted return on equity; (ii) cash flow per share; and (iii) growth through new investments; and
•Individual Performance: Achievement of individual performance goals set at the beginning of each year.
For 2020, we made annual incentive compensation awards, comprised of a cash bonus and restricted cash award, the payment and vesting of which were based on a mix of corporate performance and individual performance. For more highly compensated employees, including our NEOs, achievement of corporate financial metrics carried a greater weighting relative to individual performance, as illustrated in the table below:

Position	Corporate Performance	Individual Performance
CEO	85%	15%
Other NEOs	80%	20%

2020 Corporate Financial Metrics. We based corporate performance targets on the Company’s business plan and established a performance range for each metric. Results below the low end of each range would not yield any contribution to the Company’s incentive compensation pool for that metric. Conversely, performance above target would result in an enhanced contribution to the Company’s incentive compensation pool, up to a 200% contribution at the upper end of the performance range for each metric. For 2020, we established the following targets, performance ranges and relative weightings for the three financial metrics:

Metric	2020 Target	Performance Range	Weighted Score
Adjusted return on equity(1)	9.49%	25%-150%	25%
Cash flow(2)	$537.20	85%-115%	50%
Net investments(3) (in billions)	$1.40	50%-150%	25%
_______________
(1)Adjusted Return on Equity is Adjusted Net Income divided by the average shareholders’ equity. Adjusted Net Income, or ANI, is net income before certain expenses related to our financings and interest rate derivative accounting, and other items we have deemed unusual when viewed in the context of our ongoing business. Our presentation of ANI may not be comparable to similarly-titled measures used by other companies. A reconciliation between non-GAAP performance metrics and U.S. GAAP results is included as Appendix A to this Form 10-K.
(2)Cash Flow for a period is Cash Flow from Operations before changes in working capital plus principal payments from our finance leases and distributions from our joint venture investment. A reconciliation between non-GAAP performance metrics and U.S. GAAP results is included as Appendix A to this Form 10-K.
(3)New Investments measures the total annual amount invested in aviation assets.
Individual and Functional Performance Goals and Compensation. We set individual performance goals for every employee at the beginning of each year and measure each employee’s performance against those goals at the end of the year to determine incentive compensation levels. For 2020, we determined incentive pay for each employee by applying the weighted corporate and individual performance. We set individual bonus targets based on an employee’s function, role and seniority within the organization, among other factors. For 2020, for our executive officers, annual incentive compensation will be paid out in the form of cash and restricted cash awards. For additional retention purposes, the restricted cash awards vest over three years, subject to continued service with us through such period.
Compensation Overview
For 2020 and the Transition Period, there were three primary elements of total direct compensation: base salary, annual cash bonus, annual restricted cash award.
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
Long-Term Incentive Plan. As a result of the global pandemic and its impact on the commercial aviation industry in 2020, no long-term performance awards (“LTIP”) were granted. In connection with the Merger and in lieu thereof, restricted cash awards vesting on February 15, 2021 were awarded to certain senior professionals, including our NEOs, in an amount equal to 1/3 of the target dollar amount of LTIP awarded in 2019.
Other Compensation. We also offered NEOs severance payments and accelerated vesting of restricted cash awards in certain circumstances, as described in greater detail below in the section entitled “Potential Payments upon Termination or Change in Control.” Severance and change in control benefits provide transitional assistance for separated employees and are essential to recruiting and retaining talented executives in a competitive market. In addition, our NEOs are also eligible to participate in our employee benefit plans, including medical, dental, life insurance and 401(k) plans. These plans are available to all employees and do not discriminate in favor of our named executive officers.
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
Summary. The primary goals of our compensation programs are to attract, motivate and retain the most talented and dedicated employees and to align incentive compensation.
What We Don’t Pay or Provide
•Individual contractual rights to change in control benefits based on a single trigger;
•Deferred compensation plans;
•Company cars or aircraft;
•Individual contractual rights to income tax gross-ups; and
•Special or enhanced pension or retirement programs.
2020 Compensation
Performance versus Corporate Financial Metrics. In 2020, the Company’s performance against its corporate financial metrics resulted in an incentive compensation pool equal to 0% of the total target as a result of the COVID-19 pandemic and its acute impact on the commercial aviation industry.

Metric	2020 Target	Weighting	2020 Performance	Performance Range	Performance	Weighted Score
Adjusted Return on Equity(1)	9.49%	25%	(14.60)%	25% - 150%	—%	—%
Cash flow(1)	$537.20	50%	$376.40	85% - 115%	—%	—%
New investments (in billions)	$1.40	25%	$0.18	50% - 150%	—%	—%

Total						—%
_______________
(1)A reconciliation between non-GAAP performance metrics and U.S. GAAP results is included as Appendix A to this Form 10-K.
Pursuant to the Merger Agreement, annual incentive awards prior to the Merger could be paid in cash and at target bonus levels. Pre-Merger annual bonuses could be paid at target and in cash to our bonus eligible employees, including our NEOS, but only for the Transition Period. Annual bonus awards for our fiscal year 2020 were determined solely by corporate and individual performance levels. Based on the foregoing and given the corporate performance achievement of 0%, the Compensation Committee took the following actions for our NEOs. For the Transition Period, our NEO received their base salaries and have been awarded pro-rata bonuses at target levels paid in cash.

Named Executive Officer	2020 Incentive Compensation(1)	Pre-Merger Bonus Payable in Cash at Target
Michael J. Inglese	$101,250 cash and $202,500 restricted cash grant	$337,500 cash
Aaron A. Dahlke	$96,000 cash and $96,000 restricted cash grant	$133,333 cash
Douglas C. Winter	$120,000 cash and $120,000 restricted cash grant	$166,667 cash
Christopher L. Beers	$120,000 cash and $120,000 restricted cash grant	$166,667 cash
Roy Chandran	$96,000 cash and $96,000 restricted cash grant	$133,333 cash
_______________
(1)All restricted cash awards are expected to be granted in April 2021 and will vest in equal installments on March 15, 2022, 2023 and 2024.

How We Make Decisions
Risk. The Compensation Committee reviews the risks and rewards associated with the Company’s compensation programs. We believe that our compensation programs encourage prudent business judgment and appropriate risk-taking, with the overall goal of building sustainable and profitable growth.
We believe none of our compensation programs create risks that are reasonably likely to have a material adverse impact on the Company. Base salary is a fixed amount that does not encourage risk taking.
Role of Executive Officers. For 2020, the Committee set the corporate financial metrics at the beginning of the year based on the annual business plan endorsed by the Board. We set performance goals for the Chief Executive Officer, who in turn established individual performance goals for the other NEOs. Regularly during the year, the senior management team presented to us the Company’s actual performance against the corporate performance metrics. We shared these discussions with the full Board on a regular basis.
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
The Tax Cuts and Jobs Act includes a transition rule under which the changes to Section 162(m) described above will not apply to compensation payable pursuant to a written binding contract that was in effect on November 2, 2017, and is not materially modified after that date. To the extent applicable to our pre-Merger contracts and awards, the Compensation Committee might have availed itself of this transition rule. However, to maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals, the Compensation Committee does not limit its actions with respect to executive compensation to preserve deductibility under Section 162(m) if the Compensation Committee determines that doing so is in the best interests of the Company. Effective as of the closing of the Merger, Section 162(m) no longer applied to the Company.
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
The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management and based on that review and discussion, has recommended to the Board that it be included in this Form 10-K.

Respectfully submitted,
The Compensation Committee

Charles W. Pollard, Chair
Takashi Kurihara
Michael J. Inglese

Summary Compensation Table for 2020
The table below sets forth information regarding 2020 (FY), the Transition Period (“2020 (2mo)”), 2019 and 2018 compensation for each of our NEOs.

			Awards(1)
Name and Principal Position	Fiscal Year	Salary	Bonus	Annual Equity Award(3)	Long Term Incentive Plan(3)	All Other Compensation(4)	Total
Michael J. Inglese	2020 (FY)	$675,000	$1,076,868	$—	$—	$12,840	$1,764,708
Chief Executive Officer	2020 (2mo)	112,500	469,123	—	—	2,140	583,763
	2019	675,000	717,930	1,522,966	7,717,531	126,114	10,759,541
	2018	675,000	935,550	1,091,583	3,442,058	110,288	6,254,479

Aaron A. Dahlke	2020 (FY)	400,000	344,331	—	—	12,840	757,171
Chief Financial Officer	2020 (2mo)	66,667	181,349	—	—	2,140	250,156
	2019	400,000	425,440	449,194	1,860,818	42,543	3,177,995
	2018	400,000	554,400	312,330	755,710	32,874	2,055,314

Douglas C. Winter	2020 (FY)	500,000	506,803	—	—	21,527	1,028,330
Chief Commercial Officer	2020 (2mo)	83,333	233,631	—	—	2,094	319,058
	2019	337,180	531,800	696,850	1,090,700	44,767	2,701,297
	2018	—	—	—	—	—	—

Christopher L. Beers	2020 (FY)	500,000	506,803	—	—	13,250	1,020,053
Chief Legal Officer &	2020 (2mo)	83,333	233,631	—	—	2,208	319,172
Secretary	2019	500,000	531,800	567,047	3,155,948	65,010	4,819,805
	2018	500,000	693,000	420,396	1,444,308	71,564	3,129,268

Roy Chandran(5)	2020 (FY)	400,000	344,331	—	—	12,840	757,171
Chief Strategy Officer	2020 (2mo)	66,667	181,349	—	—	2,140	250,156
(formerly EVP Corporate	2019	400,000	425,440	454,826	1,880,591	43,279	3,204,136
Finance & Strategy)	2018	400,000	562,400	312,330	761,238	34,944	2,070,912
_______________
(1)The amounts reported in the Annual Equity Award column for 2019 and 2018 reflect, in part, the aggregate fair value on the grant date of the restricted share awards granted to our NEOs determined in accordance with FASB ASC Topic 718. The amounts reported in the Long-Term Incentive Plan column for 2019 and 2018 reflect, in part, the aggregate fair value on the grant date of the AROE PSUs and the TSR PSUs granted to our NEOs determined in accordance with FASB ASC Topic 718 based on the probable achievement of the applicable AROE and TSR performance conditions as of the grant date. The aggregate fair value on the grant date that would have been included for the AROE PSUs and TSR PSUs, assuming that the highest level of the performance conditions would be achieved, is as follows: Mr. Inglese $2,475,000; Mr. Winter $1,000,000; Mr. Dahlke $600,000; Mr. Beers $1,000,000; and Mr. Chandran $600,000. For a summary of the assumptions made in the valuation of these awards, please see Note 8 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. Pursuant to SEC guidance, the amounts included in both of these columns also include the incremental fair value of certain restricted share awards and PSUs that were materially modified in December 2019 as a result of their accelerated vesting in connection with the 280G mitigation actions taken in connection with the Merger, as described in greater detail above. See “Grants of Plan-Based Awards for 2019” below for additional information regarding (i) the restricted share awards and PSUs made to our NEOs in 2019 and 2018 and (ii) the incremental fair value attributable to the awards that were materially modified in December 2019.
(2)Bonus compensation consists of: (i) cash bonuses; (ii) cash-based long-term incentive compensation awarded in 2020 with a one-year vesting period; and (iii) the portion of 2019 restricted cash awards vesting in 2020.
(3)Please refer to the Company's Form 10K/A for the year ended December 31, 2019, (filed April 22, 2020) for a description of the Annual Equity Awards and performance-based Long Term Incentive awards for the years 2019 and earlier. No Annual Equity Awards or performance-based Long Term Incentive awards were granted in fiscal year 2020 or the Transition period.
(4)The amounts reported in this column consist of Company contributions made to each named executive officer’s 401(k) plan account and certain insurance premiums paid by the Company, in addition to $8,960 paid to Douglas C. Winter as a dividend payment on unvested restricted common shares.”
(5)In March 2020, Mr. Chandran was promoted to Chief Strategy Officer.

Stock Vested for 2020
The following table summarizes the restricted share awards and performance share units held by our NEOs that vested in connection with the closing of the Merger during the fiscal year ended February 28, 2021:

	Stock Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting (US$)(1)
Michael J. Inglese	207,914	$6,653,248
Aaron A. Dahlke	50,404	1,612,928
Douglas C. Winter	112,006	3,584,192
Christopher L. Beers	120,594	3,859,008
Roy Chandran	72,820	2,330,240
_______________
(1) The aggregate dollar value realized is calculated based on the US$32.00 per share price of our common shares on March 26, 2020, the last business day preceding the closing of the Merger.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
The following table and summary set forth potential amounts payable to our NEOs upon termination of employment or a change in control, as described below. The table below reflects amounts payable to our NEOs assuming termination of employment on February 28, 2021:

Name and Principal Position	Voluntary resignation by executive	Termination by us for cause	Termination by us without cause	Termination by us without cause or by executive for good reason following change in control(1)	Termination by executive for good reason	Normal retirement	Death or Disability
Michael J. Inglese
Cash Severance	$—	$—	$1,350,000	$2,700,000	$1,350,000	$—	$—
COBRA Reimbursement	—	—	52,743	52,743	52,743	—	52,743
Vacation	72,692	72,692	72,692	72,692	72,692	72,692	72,692
Remainder of 2019 Restricted Cash Award	—	—	478,620	478,620	478,620	—	478,620

Aaron A. Dahlke
Cash Severance	—	—	800,000	1,600,000	800,000	—	—
Pro-rata Bonus (assumes February 27 termination)	—	—	400,000	400,000	400,000	—	400,000
COBRA Reimbursement	—	—	52,743	52,743	52,743	—	52,743
Vacation	43,077	43,077	43,077	43,077	43,077	43,077	43,077
Remainder of 2019 Restricted Cash Award	—	—	141,813	141,813	141,813	—	141,813

Douglas C. Winter
Cash Severance	—	—	1,000,000	2,000,000	1,000,000	—	—
Pro-rata Bonus (assumes February 27 termination)	—	—	500,000	500,000	500,000	—	500,000
COBRA Reimbursement	—	—	52,743	52,743	52,743	—	52,743
Vacation	53,846	53,846	53,846	53,846	53,846	53,846	53,846
Remainder of 2019 Restricted Cash Award	—	—	177,267	177,267	177,267	—	177,267

Christopher L. Beers
Cash Severance	—	—	1,000,000	2,000,000	1,000,000	—	—
Pro-rata Bonus (assumes February 27 termination)	—	—	500,000	500,000	500,000	—	500,000
COBRA Reimbursement	—	—	52,743	52,743	52,743	—	52,743
Vacation	53,846	53,846	53,846	53,846	53,846	53,846	53,846
Remainder of 2019 Restricted Cash Award	—	—	177,267	177,267	177,267	—	177,267

Roy Chandran
Cash Severance	—	—	800,000	1,600,000	800,000	—	—
Pro-rata Bonus (assumes February 27 termination)	—	—	400,000	400,000	400,000	—	400,000
COBRA Reimbursement	—	—	52,743	52,743	52,743	—	52,743
Vacation	43,077	43,077	43,077	43,077	43,077	43,077	43,077
Remainder of 2019 Restricted Cash Award	—	—	141,813	141,813	141,813	—	141,813
As described below in the section entitled “Employment Agreements with NEOs,” we, through our subsidiary, Aircastle Advisor LLC, have entered into employment agreements (as amended) with our named executive officers which set forth certain terms and conditions of their employment relating to termination and termination payments.
Under the employment agreements for our named executive officers:
•if the employment of such named executive officer is terminated without “cause” or with “good reason” (as defined in such employment agreement), and if he signs a general release of claims and complies with the covenants described below, then he will be entitled to receive: (i) an amount equal to the sum of the base salary and target annual cash bonus for the year of termination, payable over a one-year period (two times such amount and payable in a lump sum if the termination occurs within 120 days prior to or within two years following a “change in control” as defined in such employment agreement); (ii) a pro-rata annual bonus for the year of termination; (iii) reimbursement of COBRA premiums for up to twelve months; and (iv) accelerated vesting of all outstanding restricted share awards;
•if any amounts to be paid to such named executive officer would constitute “excess parachute payments” subject to the excise tax imposed under Section 4999 of the Internal Revenue Code, the amount will be reduced to the extent necessary to avoid the excise tax, but only if such reduction results in a higher after-tax payment to him; and
•such named executive officer covenants not to compete with Aircastle for six months following termination of his employment for any reason and will not solicit the employees of Aircastle or the clients or customers of Aircastle for competing business, in each case, for a period of twelve months following termination.
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
Director Compensation
During 2020 and the Transition Period, cash compensation to the independent Directors for service on our Board is set forth in the table below. On the first business day of calendar year 2020, our independent Directors prior to the Merger received a restricted cash awards equal to $135,000. These restricted cash award fully vested on the closing of Merger.
Our affiliated and management Directors are not separately compensated by us for their Board or committee service. All members of the Board were reimbursed for reasonable costs and expenses incurred in attending meetings of the Board or otherwise incurred in connection with carrying out their duties as Directors.

The table below describes our compensation of Directors during the Transition Period:

Name	Fees Earned	Restricted Cash Award	Total Compensation Earned for the Two Months Ended February 29, 2020
Ronald W. Allen	$18,550	$93,103	$111,653
Giovanni Bisignani	15,117	93,103	108,220
Michael J. Cave	20,236	93,103	113,339
Douglas A. Hacker	34,455	93,103	127,558
Jun Horie(1)	—	—	—
Michael J. Inglese(1)	—	—	—
Takashi Kurihara(1)	—	—	—
Ronald L. Merriman	21,079	93,103	114,182
Agnes Mura	18,550	93,103	111,653
Charles W. Pollard	22,766	93,103	115,869
Takayuki Sakakida(1)	—	—	—
Peter V. Ueberroth	40,472	93,103	133,575
_______________
(1)Our affiliated and management Directors, Messrs. Inglese, Horie, Kurihara and Sakakida were not separately compensated by us for their Board or committee service.
The table below describes our compensation of Directors during the fiscal year ended February 28, 2021:

Name	Fees Earned	Restricted Cash Award	Total Compensation Earned for the Year Ended February 28, 2021
Ronald W. Allen	$8,347	$41,897	$50,244
Giovanni Bisignani	6,830	41,897	48,727
Michael J. Cave	9,106	41,897	51,003
Douglas A. Hacker	177,195	41,897	219,092
Jun Horie(1)	—	—	—
Michael J. Inglese(1)	—	—	—
Taro Kawabe(1)	—	—	—
Takashi Kurihara(1)	—	—	—
Ronald L. Merriman	9,486	41,897	51,383
Agnes Mura	8,317	41,897	50,214
Charles W. Pollard	176,436	41,897	218,333
Takayuki Sakakida(1)	—	—	—
Peter V. Ueberroth	9,486	41,897	51,383
Noriyuki Yukawa(1)	—	—	—
_______________
(1)Our affiliated and management Directors, Messrs. Inglese, Kawabe, Kurihara, Sakakida, and Yukawa were not separately compensated by us for their Board or committee service.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(A)		(B)	(C)
Equity compensation plans approved by security holders	798,001	(1)	—	3,948,503
Equity compensation plans not approved by security holders	—		—	—
Total				3,948,503
_______________
(1)Represents 798,001 common shares subject to outstanding PSU awards (assuming payout at maximum).
Security Ownership of Certain Beneficial Owners and Management. The table below sets forth information as of April 22, 2020 as to the beneficial ownership of our Common Shares.

Name and Address of Beneficial Owner	Common Shares Held	Percent of Class
Marubeni Corporation(1) 7-1 Nihonbashi 2-chome Chuo-ku, Tokyo, 103-6060 Japan	7,024	50
MM Air Limited(2) c/o Compass Administration Services Ltd. Crawford House 50 Cedar Avenue Hamilton, HM11, Bermuda	7,024	50
_______________
(1)Marubeni beneficially owns 7,024 Common Shares through its wholly owned subsidiary MHC. On March 27, 2020, Aircastle consummated the Merger. At the Effective Time, each Common Share issued and outstanding immediately prior to the Effective Time (other than (i) shares canceled or converted into shares of the surviving company pursuant to the Merger Agreement and (ii) restricted shares canceled and exchanged pursuant to the Merger Agreement) was canceled and converted into the right to receive the Merger Consideration. The shares that were owned by MHC immediately prior to the Effective Time were converted into the same percentage of shares of the surviving company in the Merger. As a result, immediately following the Effective Time, MHC beneficially owned 28.8% of the outstanding common shares of the surviving company in the Merger, and MM Air Limited beneficially owned the remaining 71.2%. On March 27, 2020, MM Air Limited transferred 2,976 Common Shares to MHC, resulting in MHC owning 7,024 Common Shares.
(2)MM Air Limited beneficially owns 7,024 Common Shares. MM Air Limited is controlled by affiliates of Marubeni and Mizuho Leasing. On March 27, 2020, Aircastle consummated the Merger. At the Effective Time, each Common Share issued and outstanding immediately prior to the Effective Time (other than (i) shares canceled or converted into shares of the surviving company pursuant to the Merger Agreement (as described in footnote (1) above) and (ii) restricted shares canceled and exchanged pursuant to the Merger Agreement) was canceled and converted into the right to receive the Merger Consideration. The shares that were owned by MHC immediately prior to the Effective Time were converted into the same percentage of shares of the surviving company in the Merger. As a result, immediately following the Effective Time, MHC beneficially owned 28.8% of the outstanding common shares of the surviving company in the Merger, and MM Air Limited beneficially owned the remaining 71.2%. On March 27, 2020, MM Air Limited transferred 2,976 Common Shares to MHC, resulting in MM Air Limited owning 7,024 Common Shares.
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
Our Related Person Policy covers all transactions, arrangements or relationships (or any series of similar transactions, arrangements or relationships) in which the Company or any of its subsidiaries was, is or will be a participant, in which the amount involved exceeds $120,000, and in which any Related Person had, has or will have a direct or indirect material interest.
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
Although the Common Shares are no longer listed on NYSE or any other national securities exchange and we are therefore not required to have a majority of independent directors, the Board considers the current Directors Messrs. Hacker and Pollard to be independent and that Directors Messrs. Inglese, Kawabe, Kurihara, Sakakida and Yukawa to be not independent. As a non-listed company, we do not have a standing nominating committee and our Audit (Messrs. Kurihara and Yukawa) and Compensation Committees (Messrs. Inglese and Kurihara) include non-independent Directors.
In addition, the Board considered transactions described above under “Item 13. Certain Relationships and Related Transactions, and Director Independence—Certain Relationships and Related Party Transactions” in making the independence determinations.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees, Audit Related Fees, Tax Fees and All Other Fees. In connection with the audit of the 2019 and 2020 financial statements, the Company entered into an engagement letter with Ernst & Young LLP (“EY”) which set forth the terms by which EY has performed audit services for the Company. The following summarizes the fees paid by us to EY for professional services rendered in 2020 and 2019:

	Twelve Months Ended February 28, 2021	Two Months Ended February 29, 2020(3)
Audit Fees(1)	$2,168,000	$450,000
Tax Fees(2)	808,000	—
All Other Fees	5,200	—
_______________
(1)Represents fees for the audit of the Company’s consolidated financial statements and internal control over financial reporting, the reviews of interim financial statements included in the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, certain Current Reports on Form 8-K, audits of IBJ Air joint venture, consultations concerning financial accounting and reporting standards, statutory audits and services rendered relating to the Company’s registration statements.
(2)Represents fees related primarily to assistance with tax compliance matters, including international, federal and state tax return preparation, and consultations regarding tax matters.
(3)Estimate based on approved fees, subject to finalization upon completion of audit work.
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
		The following is a list of the “Consolidated Financial Statements” of Aircastle Limited and its subsidiaries included in this Annual Report on Form 10-K, which are filed herewith pursuant to Item 8:
		Report of Independent Registered Public Accounting Firm.
		Consolidated Balance Sheets as of February 28, 2021, February 29, 2020 and December 31, 2019.
		Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the years ended February 28, 2021, two months ended February 29, 2020, and years ended December 31, 2019 and 2018 December 31, 2019, and 2018.
		Consolidated Statements of Cash Flows for the year ended February 28, 2021, two months ended February 29, 2020, and years ended December 31, 2019 and 2018.
		Consolidated Statements of Changes in Shareholders’ Equity for the year ended February 28, 2021, two months ended February 29, 2021, and years ended December 31, 2019 and 2018.
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

3.1	Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-134669) filed on July 25, 2006).

3.2	Amended Bye-laws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3 (No. 333-182242) filed on June 20, 2012).

3.3	Amended and Restated Memorandum of Association of Aircastle Limited (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 27, 2020).

3.4	Amended and Restated Bye-laws of Aircastle Limited (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 27, 2020).

4.1	Specimen Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-134669) filed on July 25, 2006).

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

4.6
Indenture, dated as of December 5, 2013, by and between Aircastle Limited and Wells Fargo Bank, National Association, as trustee, Citigroup Global Markets, Inc., Goldman, Sachs & Co., J.P. Morgan Securities LLC and RBC Capital Markets, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 6, 2013).

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

Exhibit No.	Description of Exhibit

4.12
Sixth Supplemental Indenture, dated as of September 25, 2018, by and between Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 25, 2018).

4.13
Indenture, dated as of August 11, 2020, by and between Aircastle Limited and Wells Fargo Bank, National Association, as (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 11, 2020).

4.14
Indenture, dated as of January 26, 2021, by and between Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 26, 2021).

4.15
Description of Aircastle Limited’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K filed on February 13, 2020).

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

Exhibit No.	Description of Exhibit

10.14	Aircastle Limited 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2014). #

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

Exhibit No.	Description of Exhibit

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

10.34
Letter Agreement, dated as of October 4, 2016, by and between Aircastle Advisor LLC and Aaron Dahlke (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 7, 2016). #

10.35
Retirement and Transition Agreement, dated September 17, 2018, for Michael L. Kriedberg (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2018). #

10.36
Voting and Support Agreement, dated as of November 5, 2019, by and among Aircastle Limited, Marubeni Corporation, Marubeni Aviation Corporation and Marubeni Aviation Holding Coöperatief U.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2019).

10.37	Form of Indemnification Agreement with directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 27, 2020).

21.1	Subsidiaries of the Subsidiaries of the Registrant * *

31.1
Certification by the Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 * Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 *

31.2
Certification Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 * the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 *

32.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 * of 2002 *

32.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 * Act of 2002 *

32.2	The following materials from the Company’s Annual Report on Form 10-K for the year ended February 28, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of February 28, 2021, February 29, 2020 and December 31, 2019; (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the year ended February 28, 2021, the two months ended February 29, 2020, and the years ended December 31, 2019 and 2018; (iii) Consolidated Statements of Cash Flows for the year ended February 28, 2021, the two months ended February 29, 2020, and the years ended December 31, 2019 and 2018; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the year ended February 29, 2021, the two months ended February 29, 2020, and the years ended December 31, 2019 and 2018; and (v) Notes to Consolidated Financial Statements*

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
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
ITEM 16. FORM 10-K SUMMARY
None.

Index to Financial Statements

Page No.
Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F - 2
Consolidated Balance Sheets as of February 28, 2021, February 29, 2020 and December 31, 2019	F - 5
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the year ended February 28, 2021, two months ended February 29, 2020, and years ended December 31, 2019 and, 2018	F - 6
Consolidated Statements of Cash Flows for the year ended February 28, 2021, two months ended February 29, 2020, and years ended December 31, 2019, and 2018	F - 7
Consolidated Statements of Changes in Shareholders’ Equity for the year ended February 28, 2021, two months ended February 29, 2020, and years ended December 31, 2019, and 2018	F - 8
Notes to consolidated financial statements	F - 9

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Aircastle Limited and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Aircastle Limited and Subsidiaries (the Company) as of February 28, 2021, February 29, 2020 and December 31, 2019, the related consolidated statements of income (loss) and comprehensive income (loss), changes in shareholders' equity and cash flows for the years ended February 28, 2021, December 31, 2019 and 2018 and the two-months ended February 29, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 28, 2021, February 29, 2020 and December 31, 2019, and the results of its operations and its cash flows for the years ended February 28, 2021, December 31, 2019 and 2018 and the two-months ended February 29, 2020 in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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

Recoverability assessment and Impairment of flight equipment held for lease

Description of the Matter
As more fully described in Note 1 to the consolidated financial statements, flight equipment held for lease is assessed for recoverability by management on an aircraft-by-aircraft basis annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As a result of the assessments during the two-month period ended February 29, 2020 and the year ended February 28, 2021, the Company recorded impairment charges of $63 million and $426 million respectively related to the flight equipment held for lease.

Auditing the Company’s assessment of recoverability of flight equipment held for lease was complex and highly judgmental due to the higher estimation required in determining the future undiscounted cash flows to evaluate whether such cash flows were less than the carrying amount of flight equipment. Further, auditing this analysis also involved evaluating the assumptions utilized in estimating the fair values to calculate the impairment charges. In particular, the undiscounted future cash flows were sensitive to changes related to significant assumptions such as the estimation of the future projected lease rates and future maintenance cash flows, as well as the value of aircraft adjusted for maintenance condition at the end of the useful life. The calculation of impairment charges was sensitive to the changes of the weighted average cost of capital (WACC) used in the estimation of fair value.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company's processes to determine whether the book value of each aircraft is recoverable. This included controls over management’s review of the significant assumptions described above which are included in the Company’s recoverability analysis.
To test the estimated undiscounted future cash flows attributable to the flight equipment held for lease, we performed audit procedures on a sample of transactions that included, among others, evaluating and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. Our testing of the Company’s significant assumptions included, among others, comparing data to currently contracted lease rental and maintenance cash flows, evaluating future projected lease rates to third party data, evaluating the timing and cost of estimated future maintenance cash flows to manufacturers’ specifications and/or historical data, recalculating end of life value of aircraft based on projected maintenance condition at the end of its useful life and comparing it to published third party and/or historical sales data. In addition, for the assumptions that most significantly impact recoverability we performed a sensitivity analysis to evaluate the changes to the undiscounted future cash flows from changes in the significant assumptions. We also involved our valuation specialists to assist in evaluating the reasonableness of the WACC rates and the fair value of certain assets used in the calculation of the impairment charges recorded. We considered current industry and economic trends and changes to the business. We assessed the historical accuracy of certain assumptions by performing a look back analysis.

Accounting for Income Tax

Description of the Matter
The Company is incorporated in Bermuda and leases its aircraft within over 40 countries. The Company’s income is subject to U.S. federal, state and local income taxes, as well as foreign income tax in many of the jurisdictions it leases aircraft. As more fully described in Note 10 to the consolidated financial statements, the Company recognized a consolidated provision for income taxes of $2 million and of $10 million for the two-month period ended February 29, 2020 and for the year ended February 28, 2021, respectively.
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
Stamford, CT
April 21, 2021

Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	February 28,	February 29,	December 31,
	2021	2020	2019
ASSETS
Cash and cash equivalents	$578,004	$166,083	$140,882
Restricted cash and cash equivalents	2,594	5,354	14,561
Accounts receivable	82,572	27,269	18,006
Flight equipment held for lease, net of accumulated depreciation of $2,076,972, $1,542,938 and $1,501,664, respectively	6,492,471	7,142,987	7,375,018
Net investment in leases, net of allowance for credit losses of $864, $6,558 and $0, respectively	195,376	426,252	419,396
Unconsolidated equity method investments	35,377	33,470	32,974
Other assets	311,944	206,617	201,209
Total assets	$7,698,338	$8,008,032	$8,202,046

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings, net of debt issuance costs	$768,850	$1,012,518	$1,129,345
Borrowings from unsecured financings, net of debt issuance costs	4,366,261	3,884,235	3,932,491
Accounts payable, accrued expenses and other liabilities	174,267	207,114	172,114
Lease rentals received in advance	58,013	107,944	108,060
Security deposits	80,699	109,663	124,954
Maintenance payments	519,178	650,369	682,398
Total liabilities	5,967,268	5,971,843	6,149,362

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—	—
Common shares, $0.01 par value, 250,000,000 shares authorized, 14,048 shares issued and outstanding at February 28, 2021; 75,076,794 shares issued and outstanding at February 29, 2020; and 75,122,129 shares issued and outstanding at December 31, 2019	—	751	751
Additional paid-in capital	1,485,777	1,456,977	1,446,664
Retained earnings	245,293	578,461	605,269
Accumulated other comprehensive loss	—	—	—
Total shareholders’ equity	1,731,070	2,036,189	2,052,684

Total liabilities and shareholders’ equity	$7,698,338	$8,008,032	$8,202,046

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(Dollars in thousands, except per share amounts)

	Year Ended February 28,	Two Months Ended February 29,	Year Ended December 31,
	2021	2020	2019	2018
Revenues:
Lease rental revenue	$611,421	$131,119	$777,403	$722,694
Direct financing and sales-type lease revenue	18,215	4,447	32,295	35,132
Amortization of lease premiums, discounts and incentives	(22,842)	(3,669)	(22,636)	(15,269)
Maintenance revenue	172,668	41,214	74,987	105,738
Total lease revenue	779,462	173,111	862,049	848,295
Gain on sale of flight equipment	33,536	15,354	45,532	36,766
Other revenue	19,290	9,183	10,357	5,290
Total revenues	832,288	197,648	917,938	890,351

Operating expenses:
Depreciation	347,517	59,853	356,021	310,850
Interest, net	235,338	41,038	258,070	234,504
Selling, general and administrative (including non-cash share-based payment expense of $28,049, $10,678, $15,830 and $11,488, respectively)	93,671	23,189	77,034	76,025
Impairment of aircraft	425,579	62,657	7,404	—
Maintenance and other costs	20,005	1,703	24,828	8,961
Total operating expenses	1,122,110	188,440	723,357	630,340

Other income (expense):
Loss on extinguishment of debt	(2,640)	(3,955)	(7,577)	—
Merger expenses	(32,605)	(321)	(7,372)	—
Other	(191)	(94)	(4,492)	1,636
Total other income (expense)	(35,436)	(4,370)	(19,441)	1,636

Income (loss) from continuing operations before income taxes and earnings of unconsolidated equity method investment	(325,258)	4,838	175,140	261,647
Income tax provision	10,236	1,675	22,667	5,642
Earnings (loss) of unconsolidated equity method investment, net of tax	2,326	496	4,102	(8,086)
Net income (loss)	$(333,168)	$3,659	$156,575	$247,919

Net derivative loss reclassified into earnings	—	—	184	1,166
Other comprehensive income	—	—	184	1,166

Total comprehensive income (loss)	$(333,168)	$3,659	$156,759	$249,085

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended February 28,	Two Months Ended February 29,	Year Ended December 31,
	2021	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(333,168)	$3,659	$156,575	$247,919
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	347,517	59,853	356,021	310,850
Amortization of deferred financing costs	14,791	2,446	14,578	14,627
Amortization of lease premiums, discounts and incentives	22,842	3,669	22,636	15,269
Deferred income taxes	6,506	1,453	20,223	(496)
Non-cash share-based payment expense	28,049	10,678	15,830	11,488
Cash flow hedges reclassified into earnings	—	—	184	1,166
Collections on direct financing and sales-type leases	16,859	5,658	25,842	—
Security deposits and maintenance payments included in earnings	(135,115)	(47,293)	(49,029)	(80,628)
Gain on the sale of flight equipment	(33,536)	(15,354)	(45,532)	(36,766)
Loss on extinguishment of debt	2,640	3,955	7,577	—
Impairment of aircraft	425,579	62,657	7,404	—
Provision for credit losses	5,258	288	—	—
Other	(2,305)	(402)	206	3,032
Changes on certain assets and liabilities:
Accounts receivable	(57,292)	(6,377)	(13,162)	(12,328)
Other assets	(66,290)	5,786	2,594	5,065
Accounts payable, accrued expenses and other liabilities	(13,655)	10,205	(5,483)	10,526
Lease rentals received in advance	(53,658)	143	19,954	32,868
Net cash and restricted cash provided by operating activities	175,022	101,024	536,418	522,592
Cash flows from investing activities:
Acquisition and improvement of flight equipment	(145,589)	(23,035)	(1,172,370)	(1,317,497)
Proceeds from sale of flight equipment	180,342	103,679	361,747	338,831
Net investment in direct financing and sales-type leases	—	—	—	(15,783)
Collections on direct financing and sales-type leases	—	—	—	29,961
Aircraft purchase deposits and progress payments, net of returned deposits and aircraft sales deposits	(13,024)	(4,614)	760	(15,494)
Unconsolidated equity method investment and associated costs	—	—	(15,175)	(3,350)
Distributions from unconsolidated equity method investment in excess of earnings	419	—	36,750	3,900
Other	(676)	(56)	4,259	4,745
Net cash and restricted cash provided by (used in) investing activities	21,472	75,974	(784,029)	(974,687)
Cash flows from financing activities:
Repurchase of shares	(25,536)	(2,370)	(36,739)	(71,421)
Parent contribution at Merger	25,536	—	—	—
Proceeds from secured and unsecured debt financings	1,932,943	100,000	2,116,848	1,413,901
Repayments of secured and unsecured debt financings	(1,697,662)	(268,799)	(1,817,558)	(969,139)
Deferred financing costs	(12,832)	—	(13,800)	(11,642)
Debt extinguishment costs	(1,524)	(2,685)	(7,183)	—
Security deposits and maintenance payments received	87,510	29,806	202,833	203,925
Security deposits and maintenance payments returned	(71,743)	(16,956)	(117,872)	(90,803)
Dividends paid	(24,025)	—	(91,328)	(88,730)
Net cash and restricted cash provided by (used in) financing activities	212,667	(161,004)	235,201	386,091
Net increase (decrease) in cash and restricted cash	409,161	15,994	(12,410)	(66,004)
Cash and restricted cash at beginning of year	171,437	155,443	167,853	233,857

Cash and restricted cash at end of year	$580,598	$171,437	$155,443	$167,853

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)

	Year Ended February 28,	Two Months Ended February 29,	Year Ended December 31,
	2021	2020	2019	2018
Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	$578,004	$166,083	$140,882	$152,719
Restricted cash and cash equivalents	2,594	5,354	14,561	15,134

Unrestricted and restricted cash and cash equivalents	$580,598	$171,437	$155,443	$167,853

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$241,011	$21,487	$246,026	$214,350
Cash paid (received) during the year for income taxes	$1,469	$(15)	$(656)	$6,254
Supplemental disclosures of non-cash investing activities:
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets settled in sale of flight equipment	$70,716	$7,873	$90,397	$71,837
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets assumed in asset acquisitions	$29,869	$16,693	$31,958	$63,432
Transfers from Flight equipment held for lease to Net investment in direct financing and sales-type leases and Other assets	$90,352	$31,821	$104,838	$11,202

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share amounts)

			Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Common Shares
	Shares	Amount
Balance, December 31, 2017	78,707,963	$787	$1,527,796	$380,331	$(1,350)	$1,907,564
Issuance of common shares to stockholders, directors and employees	423,202	4	(4)	—	—	—
Repurchase of common shares from stockholders, directors and employees	(3,676,654)	(37)	(71,384)	—	—	(71,421)
Amortization of share-based payments	—	—	10,523	—	—	10,523
Reclassification of prior year director stock award liability	—	—	1,848	—	—	1,848
Dividends declared	—	—	—	(88,730)	—	(88,730)
Net income	—	—	—	247,919	—	247,919
Adoption of accounting standard	—	—	—	(188)	—	(188)
Net derivative loss reclassified into earnings	—	—	—	—	1,166	1,166
Balance, December 31, 2018	75,454,511	$754	$1,468,779	$539,332	$(184)	$2,008,681
Issuance of common shares to stockholders, directors and employees	1,281,598	13	(13)	—	—	—
Repurchase of common shares from stockholders, directors and employees	(1,613,980)	(16)	(36,723)	—	—	(36,739)
Amortization of share-based payments	—	—	13,825	—	—	13,825
Reclassification of prior year director stock award liability	—	—	796	—	—	796
Dividends declared	—	—	—	(91,328)	—	(91,328)
Net income	—	—	—	156,575	—	156,575
Adoption of accounting standard	—	—	—	690	—	690
Net derivative loss reclassified into earnings	—	—	—	—	184	184
Balance, December 31, 2019	75,122,129	$751	$1,446,664	$605,269	$—	$2,052,684
Issuance of common shares to stockholders, directors and employees	28,568	1	(1)	—	—	—
Repurchase of common shares from stockholders, directors and employees	(73,903)	(1)	(2,369)	—	—	(2,370)
Amortization of share-based payments	—	—	10,678	—	—	10,678
Reclassification of prior year director stock award liability	—	—	2,005	—	—	2,005
Dividends declared	—	—	—	(24,025)	—	(24,025)
Net income	—	—	—	3,659	—	3,659
Adoption of accounting standard	—	—	—	(6,442)	—	(6,442)
Balance, February 29, 2020	75,076,794	$751	$1,456,977	$578,461	$—	$2,036,189
Amortization of share-based payments	—	—	28,049	—	—	28,049
Net loss	—	—	—	(333,168)	—	(333,168)
Payment of unvested shares at Merger	(101,809)	(1)	(25,535)	—	—	(25,536)
Parent contribution at Merger	—	—	25,536	—	—	25,536
Share cancellation and re-issuance at Merger	(74,960,937)	(750)	750	—	—	—
Balance, February 28, 2021	14,048	$—	$1,485,777	$245,293	$—	$1,731,070
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
Effective January 1, 2020, the Company adopted the FASB Accounting Standard Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The standard modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The adoption of the standard did not have a material impact on our consolidated financial statements or related disclosures.
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
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure subsequent to the balance sheet date of February 28, 2021 through the date on which the consolidated financial statements included in this Annual Report were issued.
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
Restricted cash and cash equivalents consist primarily of rent collections, maintenance payments and security deposits received from lessees pursuant to the terms of various lease agreements held in lockbox accounts in accordance with our financings.
Virtually all our cash and cash equivalents and restricted cash and cash equivalents are held or managed by three major financial institutions.

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
•flight equipment where estimates of the manufacturer’s realized sales prices are not relevant (e.g., freighter conversions);
•flight equipment where estimates of the manufacturer’s realized sales prices are not readily available; and
•flight equipment which may have a shorter useful life due to obsolescence.
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
We are closely monitoring the impact of COVID-19 on our customers, air traffic, lease rental rates, and aircraft valuations, and have and will continue to perform additional customer and aircraft specific reviews should changes in facts and circumstances arise that may impact the recoverability of our aircraft. We will focus on our customers that have entered judicial insolvency proceedings and any additional customers that may become subject to similar-type proceedings, aircraft with near-term lease expirations, and certain aircraft variants that are more susceptible to the impact of COVID-19 and value deterioration.
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
The net investment in leases is recorded net of an allowance for credit losses. The allowance for credit losses is recorded upon the initial recognition of the net investment in the lease based on the Company’s estimate of expected credit losses over the lease term. The allowance reflects the Company’s estimate of lessee default probabilities and loss given default percentages. When determining the credit loss allowance, we consider relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the net investment in the lease. The allowance also considers potential losses due to non-credit risk related to unguaranteed residual values. A provision for credit losses is recorded as a component of Selling, general, and administrative expenses to adjust the allowance for changes to management’s estimate of expected credit losses.
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
Security Deposits
Most of our operating leases require the lessee to pay Aircastle a security deposit or provide a letter of credit. Security deposits represent cash received from the lessee that is held on deposit until lease expiration or termination. If a lease is terminated, we recognize security deposits in excess of outstanding lease payments as other revenue.
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
We record monthly maintenance payments by the lessee as accrued maintenance payments liabilities in recognition of our contractual commitment to refund such receipts. In these contracts, we typically do not recognize such maintenance payments as maintenance revenue during the lease. Reimbursements to the lessee upon the receipt of evidence of qualifying maintenance work are charged against the existing accrued maintenance payments liability. We currently defer maintenance revenue recognition of most monthly maintenance payments until we are able to determine the amount, if any, by which the monthly maintenance payments received from a lessee exceed costs to be incurred by that lessee in performing heavy maintenance, which generally occurs at or near the end of the lease. End of lease term maintenance payments made to us are recognized as maintenance revenue, and end of lease term maintenance payments we make to a lessee are recorded as contra maintenance revenue.
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
In certain instances, we may provide lease concessions to customers, generally in the form of lease rental deferrals. While these deferral arrangements affect the timing of lease rental payments, the total amount of lease rental payments required over the lease term is generally the same as that which was required under the original lease agreement. We account for the deferrals as if no modifications to the lease agreements were made and record the deferred rentals as a receivable within Other assets.
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
COVID-19 has had an unprecedented negative impact on the global economy, and in particular on the aviation sector. As a result of COVID-19, there has been a dramatic slowdown in air traffic, with many markets in near complete shutdown. According to the International Air Transport Association (“IATA”), as of February 2021, air travel was down to approximately 30% of normal levels and a full recovery to pre-pandemic levels is not expected for several years. Substantially all the world’s airlines are experiencing financial difficulties and liquidity challenges. While we believe the long-term demand for air travel will return to historical trends over time, the near-term impacts of COVID-19’s economic shock are material; the extent and duration of which cannot currently be determined.
Airlines have been seeking to preserve liquidity through a combination of requesting government support, raising debt and equity, delaying or canceling new aircraft orders, furloughing employees, as well as requesting deferrals from lessors. We have agreed to defer near-term lease payments with certain of our airline customers, which they are obliged to repay over time. As of April 15, 2021, we have agreed to defer approximately $108,400 in near-term lease payments of which approximately $87,400 are included in Accounts receivable or Other assets as of February 28, 2021. This represents approximately 17% of Lease rental and Direct financing and sales-type lease revenues for the twelve months ended February 28, 2021. These deferrals have been agreed to with 26 airlines, representing 35% of our customer base, for an average deferral of five months of lease rentals. In certain situations, we have agreed to broader restructurings of contractual terms, for example obtaining better security packages, term extensions, or other valuable considerations in exchange for short-term economic concessions.
If air traffic remains depressed over an extended period and if our customers are unable to obtain sufficient funds from private, governmental or other sources, we may need to grant additional deferrals to our customers or extend the periods of repayment for deferrals we have already made. We may ultimately not be able to collect all the amounts we have deferred.
As of April 15, 2021, seven of our customers are subject to judicial insolvency proceedings or similar protection. We lease 23 aircraft to these customers, which comprise 14% of our net book value of flight equipment (including Flight equipment held for lease and Net investment in leases) and 12% of our Lease rental and direct financing and sales-type lease revenue as of and for the year ended February 28, 2021. One of these customers is LATAM, our second largest customer, which represents 8% of our net book value of flight equipment and 6% of our Lease rental revenue as of and for the year ended February 28, 2021. Based on historic experience, the judicial process can take anywhere from twelve months to eighteen months to be resolved. We are actively engaged in the various judicial proceedings to protect our economic interests. As a result of these proceedings, the recognition of lease rental revenue for certain customers may be done on a cash basis of accounting rather than the accrual method depending on the customers lease security arrangements.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income and other gains and losses, net of income taxes, if any, affecting shareholders’ equity that, under U.S. GAAP, are excluded from net income (loss).

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Share-Based Compensation
Aircastle recognized compensation cost relating to share-based payment transactions in the financial statements based on the fair value of the equity instruments issued. Aircastle used the straight-line method of accounting for compensation cost on share-based payment awards that contained pro-rata vesting provisions.
Deferred Financing Costs
Deferred financing costs, which are included in borrowings from secured and unsecured financings, net of debt issuance costs, in the Consolidated Balance Sheets, are amortized using the interest method for amortizing loans over the lives of the relevant related debt.
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard applies to entities that have contracts, such as debt agreements, lease agreements or derivative instruments, which reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Entities can elect not to apply certain modification accounting requirements for contract modifications that replace a reference rate affected by reference rate reform. If elected, such contracts are accounted for as a continuation of the existing contract and no reassessments or re-measurements are required. The standard is effective for all entities from March 12, 2020 through December 31, 2022 and does not apply to contract modifications made after December 31, 2022. We have not adopted ASC 848 and are currently evaluating the election available to us under the standard and the impact it may have on our financial statements.
In April 2020, the FASB Staff issued a question-and-answer document (the “Q&A”) regarding accounting for lease concessions related to the effects of the COVID-19 pandemic. The Q&A provides that entities may elect to apply or not apply the lease modification guidance in ASC 842, “Leases,” for lease concessions provided by lessors as a result of the COVID-19 pandemic. The Company has elected not to apply the lease modification guidance in ASC 842 for such lease concessions – see “Lease Revenue Recognition” above.
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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following tables set forth our financial assets and liabilities as of February 28, 2021, February 29, 2020 and December 31, 2019 that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value as of February 28, 2021	Fair Value Measurements at February 28, 2021 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3	Valuation Technique
Assets:
Cash and cash equivalents	$578,004	$578,004	$—	$—	Market
Restricted cash and cash equivalents	2,594	2,594	—	—	Market

Total	$580,598	$580,598	$—	$—

	Fair Value as of February 29, 2020	Fair Value Measurements at February 29, 2020 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3	Valuation Technique
Assets:
Cash and cash equivalents	$166,083	$166,083	$—	$—	Market
Restricted cash and cash equivalents	5,354	5,354	—	—	Market
Derivative assets	19	—	19	—	Market
Total	$171,456	$171,437	$19	$—

	Fair Value as of December 31, 2019	Fair Value Measurements at December 31, 2019 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3	Valuation Technique
Assets:
Cash and cash equivalents	$140,882	$140,882	$—	$—	Market
Restricted cash and cash equivalents	14,561	14,561	—	—	Market
Derivative assets	115	—	115	—	Market
Total	$155,558	$155,443	$115	$—
Our cash and cash equivalents, along with our restricted cash and cash equivalents, consist largely of money market securities that are highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy. Our interest rate derivative included in Level 2 consists of United States dollar-denominated interest rate cap, and its fair value is based on the market comparisons for similar instruments. We also considered the credit rating and risk of the counterparty providing the interest rate cap based on quantitative and qualitative factors.
For the years ended February 28, 2021, the two months ended February 29, 2020 and the year ended December 31, 2019, we had no transfers into or out of Level 3.
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
Aircraft Valuation
Impairment of Flight Equipment
During the year ended February 28, 2021, the Company recorded impairment charges totaling $425,579, of which $378,247 were transactional impairments, which primarily related to seventeen narrow-body and eight wide-body aircraft. The Company recognized $157,014 of maintenance revenue and security deposits into revenue related to these 25 aircraft during the year ended February 28, 2021. The impairment charges were attributable to early lease terminations, scheduled lease expirations, lessee defaults and/or judicial insolvency proceedings, or as a result of our annual recoverability assessment – refer to the section below for additional details.
In February 2020, the Company initiated a process to accept the redelivery of four wide-body aircraft prior to their scheduled lease expirations due to a lessee default. As a result, the Company recorded impairment charges of $62,657 and recognized $47,367 of maintenance revenue and security deposits into revenue during the first two months of 2020.
During the year ended December 31, 2019, the Company recognized net maintenance revenue of $17,554 related to the early lease terminations of seven narrow-body aircraft due to lessee default. We recorded impairment charges of $7,404 related to two of these seven narrow-body aircraft. We did not record any transactional impairments during 2018.
Annual Recoverability Assessment
We completed our annual recoverability assessment of our aircraft in the second quarter. Of the $425,579 impairment charges recorded for the year ended February 28, 2021, we recorded $43,041 related to one narrow-body and one wide-body aircraft as a result our annual recoverability assessment. Although we have completed our annual recoverability assessment, we continue to monitor the developments of COVID-19. We are closely monitoring the impact of COVID-19 on our customers, air traffic, lease rental rates, and aircraft valuations, and have and will continue to perform additional customer and aircraft specific reviews should changes in facts and circumstances arise that may impact the recoverability of our aircraft. We have and will focus on our customers that have entered judicial insolvency proceedings and any additional customers that may become subject to similar-type proceedings, aircraft with near-term lease expirations, and certain aircraft variants that are more susceptible to the impact of COVID-19 and value deterioration.
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
If our estimates or assumptions change, including those related to our customers that have entered judicial insolvency proceedings, we may revise our cash flow assumptions and record future impairment charges. While we believe that the estimates and related assumptions used in the annual recoverability assessment, and subsequent assessments, are appropriate, actual results could differ from those estimates.
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
The carrying amounts and fair values of our financial instruments at February 28, 2021, February 29, 2020 and December 31, 2019 are as follows:

	February 28, 2021		February 29, 2020		December 31, 2019
	Carrying Amount of Liability	Fair Value of Liability	Carrying Amount of Liability	Fair Value of Liability	Carrying Amount of Liability	Fair Value of Liability
Credit Facilities	$—	$—	$100,000	$100,000	$150,000	$150,000
Unsecured Term Loan	215,000	210,290	215,000	215,000	215,000	215,000
ECA Financings	36,423	37,942	50,745	52,593	147,644	150,805
Bank Financings	738,353	740,086	971,693	1,002,620	993,593	1,010,482
Senior Notes	4,200,000	4,402,722	3,600,000	3,807,956	3,600,000	3,787,268
All of our financial instruments are classified as Level 2 with the exception of our senior notes, which are classified as Level 1.
Note 3. Lease Rental Revenues and Flight Equipment Held for Lease
Minimum future annual lease rentals contracted to be received under our existing operating leases of flight equipment at February 28, 2021 were as follows:

Year Ended February 28/29,	Amount
2022	$649,983
2023	572,094
2024	506,232
2025	373,664
2026	224,947
Thereafter	323,066
Total	$2,649,986
Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Year Ended February 28,	Two Months Ended February 29,	Year Ended December 31,
Region	2021	2020	2019	2018
Asia and Pacific	40%	43%	43%	36%
Europe	31%	26%	27%	28%
Middle East and Africa	6%	7%	10%	11%
North America	12%	11%	9%	9%
South America	11%	13%	11%	16%

Total	100%	100%	100%	100%
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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table shows the number of lessees with lease rental revenue of at least 5% of total lease rental revenue and their combined total percentage of lease rental revenue for the periods indicated:

	Year Ended February 28,		Two Months Ended February 29,		Year Ended December 31,
	2021		2020		2019		2018
	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue
Largest lessees by lease rental revenue	4	30%	3	21%	2	16%	3	18%
The following table sets forth revenue attributable to individual countries representing at least 10% of total revenue (including maintenance revenue) based on each lessee’s principal place of business for the periods indicated:

	Year Ended February 28,		Two Months Ended February 29,		Year Ended December 31,
	2021		2020		2019		2018
Country	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Brazil(1)	$—	—%	$—	—%	$—	—%	$116,527	13%
India(2)	99,522	12%	—	—%	115,865	13%	—	—%
Indonesia(3)	—	—%	25,373	13%	—	—%	—	—
Mexico(4)	89,314	11%	—	—%	—	—%	—	—
South Africa(5)	—	—%	50,781	26%	—	—%	—	—
 ______________
(1)For the year ended December 31, 2018, total revenue attributable to Brazil included $72,242 of maintenance revenue due to early lease terminations as a result of lessee default. Total revenue attributable to Brazil was less than 10% for the years ended February 28, 2021 and December 31, 2019, and for the two months ended February 29, 2020.
(2)For the year ended February 28, 2021 total revenue attributable to India included maintenance and other revenue, including early lease termination fees and security deposits recognized into revenue, totaling $19,138. For the year ended December 31, 2019, total revenue attributable to India included maintenance revenue of $14,915. Total revenue attributable to India was less than 10% for the year ended December 31, 2018 and for the two months ended February 29, 2020.
(3)For the two months ended February 29, 2020, total revenue attributable to Indonesia included $14,987 of gain on sale of flight equipment. Total revenue attributable to Indonesia was less than 10% for the years ended February 28, 2021, and December 31, 2019 and 2018.
(4)For the year ended February 28, 2021, total revenue attributable to Mexico included maintenance and other revenue, including early lease termination fees and security deposits recognized into revenue, totaling $79,799. Total revenue attributable to Mexico was less than 10% for the years ended December 31, 2019 and 2018, and for the two months ended February 29, 2020.
(5)For the two months ended February 29, 2020, total revenue attributable to South Africa included $47,367 of maintenance revenue and security deposits recognized into revenue. Total revenue attributable to South Africa was less than 10% for the years ended February 28, 2021, and December 31, 2019 and 2018.
Geographic concentration of net book value of flight equipment (including flight equipment held for lease and net investment in direct financing and sales-type leases, or “net book value”) was as follows:

	February 28, 2021			February 29, 2020			December 31, 2019
Region	Number of Aircraft		Net Book Value %	Number of Aircraft		Net Book Value %	Number of Aircraft		Net Book Value %
Asia and Pacific	79		37%	90		38%	94		38%
Europe	92		27%	99		27%	99		26%
Middle East and Africa	11		4%	15		6%	16		7%
North America	28		12%	40		13%	40		13%
South America	26		13%	26		15%	26		15%
Off-lease	16	(1)	7%	2	(2)	1%	3	(3)	1%
Total	252		100%	272		100%	278		100%

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

______________
(1)Consisted of one Airbus A320-200 and one Airbus A330-200 aircraft subject to executed leases with a customer in Europe, four Boeing 737-800 aircraft subject to executed leases or confirmed letters of intent with customers in Europe,, one Boeing 737-800 aircraft consigned for sale and four Airbus A320-200, three Airbus A330-200, and two Boeing 737-800 aircraft which we are marketing for lease or sale.
(2)Consisted of one Airbus A330-200 aircraft, which was delivered to a customer in Europe in August 2020, and one Boeing 737-800 aircraft, which is subject to a confirmed letter intent to lease with a customer in Europe.
(3)Consisted of one Airbus A320-200 aircraft, which was delivered on lease to a customer in Europe in February 2020, one Airbus A330-200 aircraft, which was delivered to a customer in Europe in the second quarter of 2020, and one Boeing 737-800 aircraft, which was sold in February 2020.
The following table sets forth net book value of flight equipment (includes net book value of flight equipment held for lease and net investment in direct financing and sales-type leases) attributable to individual countries representing at least 10% of net book value of flight equipment based on each lessee’s principal place of business as of:

	February 28, 2021			February 29, 2020			December 31, 2019
Region	Net Book Value	Net Book Value %	Number of Lessees	Net Book Value	Net Book Value %	Number of Lessees	Net Book Value	Net Book Value %	Number of Lessees
India	$756,514	11%	3	$917,793	12%	4	$924,190	12%	4
At February 28, 2021, February 29, 2020 and December 31, 2019, the amounts of lease incentive liabilities recorded in maintenance payments on the Consolidated Balance Sheets were $14,673, $10,076 and $9,176, respectively.
Note 4. Net Investment in Direct Financing and Sales-Type Leases
At February 28, 2021, February 29, 2020 and December 31, 2019, our net investment in leases consisted of fifteen, 30 and 29 aircraft, respectively. The components of our net investment in leases at February 28, 2021, February 29, 2020 and December 31, 2019, were as follows:

	February 28, 2021	February 29, 2020	December 31, 2019
Lease receivable	$67,075	$166,060	$164,816
Unguaranteed residual value of flight equipment	129,165	266,750	254,580
Net investment leases	196,240	432,810	419,396
Allowance for credit losses	(864)	(6,558)	—
Net investment in leases, net of allowance	$195,376	$426,252	$419,396
The activity in the allowance for credit losses related to our net investment in leases for the two months ended February 29, 2020 and the year ended February 28, 2021 is as follows:

Amount
Balance at December 31, 2019	$—
Adoption of accounting standard	6,270
Provision for credit losses	288
Balance at February 29, 2020	6,558
Provision for credit losses	5,258
Write-offs	(10,952)
Balance at February 28, 2021	$864

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

During the year ended February 28, 2021, we wrote-off $10,952 of lease rentals against the allowance for credit losses, primarily due to the early lease terminations of seven narrow-body aircraft which had been classified as Net investment in leases. At February 28, 2021, future lease payments on net investment in leases are as follows:

Year Ending February 28/29,	Amount
2022	$23,753
2023	13,470
2024	12,568
2025	6,989
2026	6,060
Thereafter	15,414
Total lease payments to be received	78,254
Present value of lease payments - lease receivable	(67,075)
Difference between undiscounted lease payments and lease receivable	$11,179

Note 5. Unconsolidated Equity Method Investment
We have a joint venture with Mizuho Leasing that has nine aircraft with a net book value of $312,029 at February 28, 2021.

Amount
Investment in joint ventures at December 31, 2019	$32,974
Earnings from joint venture, net of tax	496
Investment in joint ventures at February 29, 2020	33,470
Distributions	(419)
Earnings from joint venture, net of tax	2,326

Investment in joint ventures at February 28, 2021	$35,377
Note 6. Variable Interest Entities
Aircastle consolidates two VIEs (the “Air Knight VIEs”), of which it is the primary beneficiary. The operating activities of these Air Knight VIEs are limited to acquiring, owning, leasing, maintaining, operating and, under certain circumstances, selling the two aircraft discussed below.
During February 2020, we repaid the export credit agency (the “ECA Financings”) for four of the six aircraft owned by the Air Knight VIEs, which included principal and accrued interest amounts outstanding of $95,128 and incurred early extinguishment costs of $3,955. In June 2020, the leases of the four aircraft subject to the ECA Financings were formally terminated and the aircraft were released as security under such financings. The only assets that the Air Knight VIEs have on their books are net investments in leases that are eliminated in the consolidated financial statements. The related aircraft, with a net book value as of February 28, 2021 of $89,320, were included in our flight equipment held for lease. The consolidated debt outstanding, net of debt issuance costs, of the Air Knight VIEs as of February 28, 2021 is $36,058.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 7. Borrowings from Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured term debt financings were as follows:

	At February 28, 2021				At February 29, 2020	At December 31, 2019
Debt Obligation	Outstanding Borrowings	Number of Aircraft	Interest Rate	Final Stated Maturity	Outstanding Borrowings	Outstanding Borrowings
Secured Debt Financings:
ECA Financings(1)	$36,423	2	3.49% to 3.96%	12/03/21 to 11/30/24	$50,745	$147,644
Bank Financings(2)	738,353	31	2.31% to 4.55%	06/17/23 to 03/06/25	971,693	993,593
Less: Debt Issuance Costs	(5,926)				(9,920)	(11,892)
Total secured debt financings, net of debt issuance costs and discounts	768,850	33			1,012,518	1,129,345
Unsecured Debt Financings:
Senior Notes due 2020(3)	—		7.625%	04/15/20	300,000	300,000
Senior Notes due 2021(4)	—		5.125%	03/15/21	500,000	500,000
Senior Notes due 2022	500,000		5.500%	02/15/22	500,000	500,000
Senior 5.00% Notes due 2023	500,000		5.000%	04/01/23	500,000	500,000
Senior 4.40% Notes due 2023	650,000		4.400%	09/25/23	650,000	650,000
Senior Notes due 2024	500,000		4.125%	05/01/24	500,000	500,000
Senior Notes due 2025	650,000		5.250%	08/11/25	—	—
Senior Notes due 2026	650,000		4.250%	06/15/26	650,000	650,000
Senior Notes due 2028	750,000		2.850%	01/26/28	—	—
Unsecured Term Loan	215,000		1.683%	03/07/22 to 03/07/24	215,000	215,000
Revolving Credit Facilities	—		1.25% to 2.00%	7/30/21 to 06/27/22	100,000	150,000
Less: Debt issuance costs and discounts	(48,739)				(30,765)	(32,509)
Total unsecured debt financings, net of debt issuance costs and discounts	4,366,261				3,884,235	3,932,491

Total secured and unsecured debt financings, net of debt issuance costs and discounts	$5,135,111				$4,896,753	$5,061,836
 _______________
(1)The borrowings under these financings at February 28, 2021 have a weighted-average rate of interest of 3.58%. During February 2020, the Company repaid the ECA Financings for four aircraft owned by the Air Knight VIEs, which were released as security for such financings during the second quarter of 2020 – see Note 6.
(2)The borrowings under these financings at February 28, 2021 have a weighted-average fixed rate of interest of 3.24%.
(3)Repaid on April 15, 2020.
(4)Repaid on February 25, 2021.
Secured Debt Financings:
Bank Financings
During the fourth quarter of 2021, we prepaid bank financings secured by three wide-body aircraft, which included principal amounts outstanding of $145,934 and incurred early extinguishment costs of $1,148, primarily related to the write-off of deferred financing costs.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Unsecured Debt Financings:
Senior Notes due 2020
On April 15, 2020, the Company repaid $300,000 aggregate principal amount of 7.625% Senior Notes due 2020 due at their final stated maturity date.
Senior Notes due 2025
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
Senior Notes due 2028 and 2021
On January 26, 2021, the Company issued $750,000 aggregate principal amount of Senior Notes due 2028 (the “Senior Notes due 2028”) at an issue price of 98.543%. The Senior Notes due 2028 will mature on January 26, 2028 and bear interest at a rate of 2.85% per annum, payable semi-annually on January 26 and July 26 of each year, commencing on July 26, 2021. Interest accrues on the Senior Notes due 2028 from January 26, 2021. The net proceeds from the issuance were used to redeem the balance of our 5.125% Senior Notes due 2021, including accrued interest of $11,389 and call premium of $1,265, on February 25, 2021.
Revolving Credit Facility
On July 30, 2020, the Company entered into a $150,000 unsecured revolving credit facility with Mizuho Bank Ltd., a related party. The facility bears interest at a rate of LIBOR plus 2%, or a base rate plus 1%, matures on July 31, 2021 and includes a one-year extension option. This transaction was approved by our Audit Committee as an arm’s length transaction under our related party policy.
As of February 28, 2021, we had no borrowings outstanding under our revolving credit facilities and had $1,250,000 available.
Maturities of the secured and unsecured debt financings over the next five years and thereafter are as follows:

Year Ending February 28/29,	Amount
2022	$646,943
2023	81,611
2024	1,532,697
2025	800,859
2026	727,666
Thereafter	1,400,000
Total	$5,189,776

As of February 28, 2021, we were in compliance with all applicable covenants in our financings.
Note 8. Shareholders’ Equity and Share-Based Payment
On March 27, 2020 (the “Merger Date”), the total authorized share capital of the Company was $3,000, comprised of 250,000,000 common shares of $0.01 each and 50,000,000 preference shares of $0.01 each, and the issued share capital of the Company was comprised of 14,048 common shares of $0.01 each.
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
As per the Agreement and Plan of Merger, dated as of November 5, 2019 (the “Merger Agreement”), on the Merger Date, the Company paid $4,063 and $21,473 representing the payment for 126,971 unvested restricted common shares and 671,030 unvested PSUs, respectively. Concurrently, the Company received $25,536 from MM Air Limited, which was recorded as an additional paid-in-capital as of the Merger Date.
Included in share-based compensation expense for the year ended February 28, 2021 is $3,921 and $18,967 related to remaining outstanding restricted common shares and remaining outstanding PSUs, respectively, that were accelerated and paid out (in the case of PSUs, at the maximum level of performance) in accordance with the Merger Agreement.
On February 13, 2020, the Company declared a dividend of $0.32 per common share and paid $24,025 on March 6, 2020, to all shareholders of record as of February 28, 2020.
Note 9. Related Party Transactions
On April 10, 2020, we sold two engines to Magellan Aviation Group LLLP, an affiliate of Marubeni, for $5,355 for a minimal gain. This transaction was approved by our Audit Committee as an arm’s length transaction under our related party policy.
On July 30, 2020, the Company entered into a $150,000 unsecured revolving credit facility with Mizuho Bank Ltd., a related party – see Note 7 for additional information.
On February 24, 2021, the Company entered into an intra-company service agreement with Marubeni, whereby Marubeni will provide management services, strategy consultancy, and general administrative support to the Company for an annual fee of $1,680.
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
The sources of income (loss) from continuing operations before income taxes and earnings of unconsolidated equity method investment for the year ended February 28, 2021, the two months ended February 29, 2020, and the years ended December 31, 2019 and 2018, were as follows:

	Year Ended February 28,	Two Months Ended February 29,	Year Ended December 31,
	2021	2020	2019	2018
U.S. operations	$31,848	$3,084	$9,085	$8,104
Non-U.S. operations	(357,106)	1,754	166,055	253,543
Income (loss) from continuing operations before income taxes and earnings of unconsolidated equity method investment	$(325,258)	$4,838	$175,140	$261,647

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The components of the income tax provision from continuing operations for the year ended February 28, 2021, the two months ended February 29, 2020, and the years ended December 31, 2019 and 2018, consisted of the following:

	Year Ended February 28,	Two Months Ended February 29,	Year Ended December 31,
	2021	2020	2019	2018
Current:
United States:
Federal	$(1,232)	$6	$782	$2,446
State	121	—	437	(136)
Non-U.S.	4,842	217	1,225	3,828
Current income tax provision	3,731	223	2,444	6,138
Deferred:
United States:
Federal	3,150	1,578	7,205	2,901
State	1,598	561	2,018	759
Non-U.S.	1,757	(687)	11,000	(4,156)
Deferred income tax provision (benefit)	6,505	1,452	20,223	(496)
Total	$10,236	$1,675	$22,667	$5,642
Significant components of the Company’s deferred tax assets and liabilities at February 28, 2021, February 29, 2020, and December 31, 2019 and 2018, consisted of the following:

	Year Ended February 28,	Two Months Ended February 29,	Year Ended December 31,
	2021	2020	2019	2018
Deferred tax assets:
Non-cash share-based payments	$—	$215	$614	$2,182
Net operating loss carry forwards	95,462	74,045	69,806	48,660
Other	37,612	54,259	72,732	1,795
Total deferred tax assets	133,074	128,519	143,152	52,637
Deferred tax liabilities:
Accelerated depreciation	(170,382)	(140,363)	(136,268)	(95,107)
Other	(37,179)	(53,448)	(70,551)	(338)
Total deferred tax liabilities	(207,561)	(193,811)	(206,819)	(95,445)

Net deferred tax liabilities	$(74,487)	$(65,292)	$(63,667)	$(42,808)
The Company had $86,365 of federal net operating loss (“NOL”) carry forwards available at February 28, 2021 to offset future taxable income subject to U.S. graduated tax rates. If not utilized, $45,821 of these carry forwards will expire by 2037, with $40,544 of these carry forwards having no expiration date. The Company also had NOL carry forwards of $567,657 with no expiration date to offset future Irish taxable income. Deferred tax assets and liabilities are included in Other assets and Accounts payable and accrued liabilities, respectively.
We do not expect to incur income taxes on future distributions of undistributed earnings of non-U.S. subsidiaries and accordingly, no deferred income taxes have been provided for the distributions of such earnings. As of February 28, 2021, we have elected to permanently reinvest our accumulated undistributed U.S. earnings of $36,503. Accordingly, no U.S. withholding taxes have been provided. Withholding tax of $1,825 would be due if such earnings were remitted.

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
Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income from continuing operations for the year ended February 28, 2021, the two months ended February 29, 2020, and the years ended December 31, 2019 and 2018, consisted of the following:

	Year Ended February 28,	Two Months Ended February 29,	Year Ended December 31,
	2021	2020	2019	2018
Notional U.S. federal income tax expense at the statutory rate:	$(68,304)	$1,016	$36,779	$54,946
U.S. state and local income tax, net	1,723	390	1,549	525
Non-U.S. operations:
Bermuda	82,190	(1,845)	(16,950)	(41,064)
Ireland	1,545	(1,147)	(99)	(2,567)
Singapore	75	(6)	(28)	(3,232)
Other low tax jurisdictions	(381)	2,533	(2,504)	(3,246)
Non-deductible expenses in the U.S.	(1,904)	734	3,581	157
Other	(4,708)	—	339	123

Provision for income taxes	$10,236	$1,675	$22,667	$5,642
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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 11. Interest, Net
The following table shows the components of interest, net for the year ended February 28, 2021, the two months ended February 29, 2020, and the years ended December 31, 2019 and 2018:

	Year Ended February 28,	Two Months Ended February 29,	Year Ended December 31,
	2021	2020	2019	2018
Interest on borrowings, net settlements on interest rate derivatives, and other liabilities	$221,246	$38,915	$245,673	$221,987
Amortization of deferred losses related to interest rate derivatives	—	—	184	1,166
Amortization of deferred financing fees and debt discount	14,791	2,446	14,578	14,627
Interest expense	236,037	41,361	260,435	237,780
Less: Interest income	(523)	(323)	(2,365)	(2,943)
Less: Capitalized interest	(176)	—	—	(333)
Interest, net	$235,338	$41,038	$258,070	$234,504
Note 12. Commitments and Contingencies
Rent expense, primarily for the corporate office and sales and marketing facilities, was $1,626, $278, $1,601 and $2,865 for the year ended February 28, 2021, the two months ended February 29, 2020, and the years ended December 31, 2019 and 2018, respectively.
As of February 28, 2021, Aircastle is obligated under non-cancelable operating leases relating principally to office facilities in Stamford, Connecticut; Dublin, Ireland; and Singapore for future minimum lease payments as follows:

Year Ending February 28/29,	Amount
2022	$1,928
2023	1,787
2024	1,719
2025	1,750
2026	1,781
Thereafter	4,063
Total	$13,028
At February 28, 2021, we had commitments to acquire 25 new E-Jet E2 aircraft from Embraer S.A. for $825,119.
Remaining commitments, including $101,933 of progress payments, contractual price escalations and other adjustments for these aircraft at February 28, 2021, net of amounts already paid, are as follows:

Year Ending February 28/29,	Amount
2022	$199,990
2023	347,979
2024	125,825
2025	39,404
2026	111,921
Thereafter	—
Total	$825,119
As of April 15, 2021, we have commitments to acquire 25 aircraft for $825,119.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 13. Other Assets
The following table describes the principal components of Other assets on our Consolidated Balance Sheets as of:

	February 28,	February 29,	December 31,
	2021	2020	2019
Deferred income tax asset	$637	$636	$1,007
Lease incentives and premiums, net of accumulated amortization of $75,126, $63,010 and $71,851, respectively	75,169	103,161	112,923
Flight equipment held for sale	53,289	13,083	333
Aircraft purchase deposits and Embraer E-2 progress payments	52,092	39,038	33,754
Right-of-use asset(1)	8,056	9,148	9,329
Deferred rent receivable	69,103	4,494	—
Other assets	53,598	37,057	43,863

Total other assets	$311,944	$206,617	$201,209
______________
(1)Net of lease incentives and tenant allowances.
Note 14. Accounts Payable, Accrued Expenses and Other Liabilities
The following table describes the principal components of Accounts payable, accrued expenses and other liabilities recorded on our Consolidated Balance Sheets as of:

	February 28,	February 29,	December 31,
	2021	2020	2019
Accounts payable and accrued expenses	$43,088	$64,034	$47,228
Deferred income tax liability	75,124	65,928	64,674
Accrued interest payable	43,676	62,196	44,694
Lease liability	11,003	12,510	12,800
Lease discounts, net of accumulated amortization of $44,887, $44,968 and $44,696, respectively	1,376	2,446	2,718

Total accounts payable, accrued expenses and other liabilities	$174,267	$207,114	$172,114

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Aircastle Limited has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: April 21, 2021

Aircastle Limited
By:	/s/ Michael Inglese
Michael Inglese
Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Aircastle Limited and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Michael Inglese	Chief Executive Officer and Director	April 21, 2021
Michael Inglese

/s/ Aaron Dahlke	Chief Financial Officer	April 21, 2021
Aaron Dahlke

/s/ James C. Connelly	Chief Accounting Officer	April 21, 2021
James C. Connelly

/s/ Takashi Kurihara	Chairman of the Board	April 21, 2021
Takashi Kurihara

/s/ Douglas A. Hacker	Director	April 21, 2021
Douglas A. Hacker

/s/ Taro Kawabe	Director	April 21, 2021
Taro Kawabe

/s/ Charles W. Pollard	Director	April 21, 2021
Charles W. Pollard

/s/ Takayuki Sakakida	Director	April 21, 2021
Takayuki Sakakida

/s/ Noriyuki Yukawa	Director	April 21, 2021
Noriyuki Yukawa

S - 1