Form 10-Q
period 2021-05-31
Aircastle LTD
filed 2021-07-14
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2021
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
As of July 9, 2021, there were 14,048 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries
Form 10-Q

PART I. — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	May 31, 2021	February 28, 2021

ASSETS
Cash and cash equivalents	$642,910	$578,004
Restricted cash and cash equivalents	2,693	2,594
Accounts receivable	75,427	82,572
Flight equipment held for lease, net of accumulated depreciation of $2,161,998 and $2,076,972, respectively	6,392,594	6,492,471
Net investment in leases, net of allowance for credit losses of $870 and $864, respectively	191,457	195,376
Unconsolidated equity method investments	35,664	35,377
Other assets	317,665	311,944
Total assets	$7,658,410	$7,698,338

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings, net of debt issuance costs and discounts	$742,214	$768,850
Borrowings from unsecured financings, net of debt issuance costs and discounts	4,365,260	4,366,261
Accounts payable, accrued expenses and other liabilities	171,810	174,267
Lease rentals received in advance	55,517	58,013
Security deposits	78,254	80,699
Maintenance payments	524,038	519,178
Total liabilities	5,937,093	5,967,268

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $0.01 par value, 250,000,000 shares authorized, 14,048 shares issued and outstanding at May 31, 2021 and February 28, 2021	—	—
Additional paid-in capital	1,485,777	1,485,777
Retained earnings	235,540	245,293
Total shareholders’ equity	1,721,317	1,731,070
Total liabilities and shareholders’ equity	$7,658,410	$7,698,338
The accompanying notes are an integral part of these unaudited consolidated financial statements.
3

Aircastle Limited and Subsidiaries
Consolidated Statements of Loss and Comprehensive Loss
(Dollars in thousands)
(Unaudited)

	Three Months Ended May 31,
	2021	2020
Revenues:
Lease rental revenue	$132,125	$183,178
Direct financing and sales-type lease revenue	2,877	5,317
Amortization of lease premiums, discounts and incentives	(5,325)	(7,347)
Maintenance revenue	26,477	76,630
Total lease revenue	156,154	257,778
Gain on sale of flight equipment	9,021	12,078
Other revenue	635	12,670
Total revenues	165,810	282,526

Operating expenses:
Depreciation	82,391	89,212
Interest, net	58,037	58,726
Selling, general and administrative (including non-cash share-based payment expense of $0 and $28,049 for the three months ended May 31, 2021 and 2020, respectively)	15,589	47,451
Impairment of flight equipment	20,583	77,298
Maintenance and other costs	7,528	5,566
Total operating expenses	184,128	278,253

Other income (expense):
Loss on extinguishment of debt	(24)	(8)
Merger expenses	—	(32,069)
Other	10	(17)
Total other expense	(14)	(32,094)

Loss from continuing operations before income taxes and earnings of unconsolidated equity method investments	(18,332)	(27,821)
Income tax benefit	(8,292)	(551)
Earnings of unconsolidated equity method investments, net of tax	287	731
Net loss	$(9,753)	$(26,539)
Total comprehensive loss	$(9,753)	$(26,539)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended May 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(9,753)	$(26,539)
Adjustments to reconcile net loss to net cash and restricted cash provided by operating activities:
Depreciation	82,391	89,212
Amortization of deferred financing costs	4,191	3,311
Amortization of lease premiums, discounts and incentives	5,325	7,347
Deferred income taxes	1,850	5,404
Non-cash share-based payment expense	—	28,049
Collections on net investment in leases	3,913	5,032
Security deposits and maintenance payments included in earnings	(13,139)	(81,634)
Gain on sale of flight equipment	(9,021)	(12,078)
Loss on extinguishment of debt	24	8
Impairment of flight equipment	20,583	77,298
Provision for credit losses	6	3,307
Other	(290)	(715)
Changes in certain assets and liabilities:
Accounts receivable	1,661	(46,088)
Other assets	(11,651)	(62,590)
Accounts payable, accrued expenses and other liabilities	(3,604)	(24,059)
Lease rentals received in advance	(2,496)	(9,740)
Net cash and restricted cash provided by (used in) operating activities	69,990	(44,475)
Cash flows from investing activities:
Acquisition and improvement of flight equipment	(70,834)	(28,426)
Proceeds from sale of flight equipment	63,420	51,881
Aircraft purchase deposits and progress payments, net of returned deposits and aircraft sales deposits	11,963	(5,198)
Other	—	(409)
Net cash and restricted cash provided by investing activities	4,549	17,848
Cash flows from financing activities:
Repurchase of shares	—	(25,536)
Parent contribution at Merger	—	25,536
Proceeds from secured and unsecured debt financings	—	550,000
Repayments of secured and unsecured debt financings	(27,224)	(323,910)
Debt extinguishment costs	(24)	(8)
Deferred financing costs	(4,604)	—
Security deposits and maintenance payments received	22,793	15,318
Security deposits and maintenance payments returned	(475)	(31,140)
Dividends paid	—	(24,025)
Net cash and restricted cash (used in) provided by financing activities	(9,534)	186,235
Net decrease in cash and restricted cash:	65,005	159,608
Cash and restricted cash at beginning of period	580,598	171,437
Cash and restricted cash at end of period	$645,603	$331,045

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
(Unaudited)

	Three Months Ended May 31,
	2021	2020
Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	$642,910	$325,691
Restricted cash and cash equivalents	2,693	5,354

Unrestricted and restricted cash and cash equivalents	$645,603	$331,045

Supplemental disclosures of cash flow information:
Cash paid for interest	$44,948	$74,457
Cash paid for income taxes	$891	$159
Supplemental disclosures of non-cash investing activities:
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets assumed in asset acquisitions	$—	$29,869
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets settled in sale of flight equipment	$12,138	$252
Transfers from flight equipment held for lease to Net investment in leases and Other assets	$3,554	$81,600

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share amounts)
(Unaudited)

	Three Months Ended May 31, 2021
			Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Common Shares
	Shares	Amount
Balance, February 28, 2021	14,048	$—	$1,485,777	$245,293	$1,731,070
Net loss	—	—	—	(9,753)	(9,753)
Balance, May 31, 2021	14,048	$—	$1,485,777	$235,540	$1,721,317

	Three Months Ended May 31, 2020
			Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Common Shares
	Shares	Amount
Balance, February 29, 2020	75,076,794	$751	$1,456,977	$578,461	$2,036,189
Amortization of share-based payments	—	—	28,049	—	28,049
Net loss	—	—	—	(26,539)	(26,539)
Payment of unvested shares at Merger	(101,809)	(1)	(25,535)	—	(25,536)
Parent contribution at Merger	—	—	25,536	—	25,536
Share cancellation and re-issuance at Merger	(74,960,937)	(750)	750	—	—
Balance, May 31, 2020	14,048	$—	$1,485,777	$551,922	$2,037,699

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2021

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
The accompanying consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting and, in our opinion, reflect all adjustments, including normal recurring items, which are necessary to present fairly the results for interim periods. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. However, we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2021.
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure subsequent to the balance sheet date of May 31, 2021, through the date on which the consolidated financial statements included in this Form 10-Q were issued.
Principles of Consolidation
The consolidated financial statements include the accounts of Aircastle and all its subsidiaries, including any Variable Interest Entity (“VIE”) of which Aircastle is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.
Risk and Uncertainties
In the normal course of business, Aircastle encounters several significant types of economic risk including credit, market, aviation industry and capital market risks. Credit risk is the risk of a lessee’s inability or unwillingness to make contractually required payments and to fulfill its other contractual obligations to Aircastle. Market risk reflects the change in the value of financings due to changes in interest rate spreads or other market factors, including the value of collateral underlying financings. Aviation industry risk is the risk of a downturn in the commercial aviation industry which could adversely impact a lessee’s ability to make payments, increase the risk of unscheduled lease terminations and depress lease rates and the value of the Company’s aircraft. Capital market risk is the risk that the Company is unable to obtain capital at reasonable rates to fund the growth of its business or to refinance existing debt facilities.
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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2021
COVID-19 Pandemic
COVID-19 has had an unprecedented negative impact on the aviation sector, resulting in a dramatic slowdown in air traffic. While there have been some improvements in certain markets recently, according to IATA, as of May 31, 2021, air travel was still down to approximately 37% of normal levels and a full recovery to pre-pandemic levels is not expected for several years. Substantially all the world’s airlines have experienced financial difficulties and liquidity challenges, including many of our customers. While we believe long-term demand for air travel will return to historical trends over time, the near-term impacts of COVID-19’s economic shock are material; the extent and duration of those impacts cannot currently be determined.
As the airline industry begins to recover, airlines continue to seek support from their respective governments, raise debt and equity, delay or cancel new aircraft orders, furlough employees, request concessions from lessors, and in certain cases, seek judicial protection. As of July 9, 2021, we have agreed to $111,720 in total deferrals of lease payments with twenty-two customers. These deferrals have been granted for an average of six to nine months of lease rentals and represent 19% of Lease rental and Direct financing and sales-type lease revenues for the twelve months ended May 31, 2021. Of the total deferrals, $89,400 is included in Accounts receivable or Other assets as of May 31, 2021, with the balance representing future lease payments. Approximately 76% of our total deferrals as of July 9, 2021, have been agreed to as part of broader lease restructurings. These generally include term extensions, better security packages, or other valuable consideration in exchange for near-term economic concessions. Some have repayment terms that extend beyond twelve months and in a limited number of situations, we have agreed to broader lease restructurings that do not include the full repayment of all of lease payments.
If air traffic remains depressed and if our customers are unable to obtain sufficient funds from private, governmental or other sources, we may need to grant additional deferrals to some of our customers or extend the period of repayment for deferrals we have already made. We may ultimately not be able to collect all the amounts we have deferred.
As of July 9, 2021, six of our customers are subject to judicial insolvency proceedings or similar protection. These customers lease 22 aircraft, which represent 13% of our net book value of flight equipment (including Flight equipment held for lease and Net investment in leases, or “net book value”) and 11% of our Lease rental and direct financing and sales-type lease revenue as of and for the twelve months ended May 31, 2021. LATAM, our second largest customer, is included in this group and represents 8% of our net book value of flight equipment and 7% of our Lease rental revenue as of and for the twelve months ended May 31, 2021. We are actively engaged in these judicial proceedings to protect our economic interests. However, the outcome of these proceedings is uncertain and could result in these customers negotiating reductions in aircraft lease rentals, rejecting their leases or taking other actions that could adversely impact us or the value of our aircraft. Based on historic experience, the judicial process can take up to twelve to eighteen months to be resolved. As a result of these proceedings, the recognition of lease rental revenue for certain customers may be done on a cash basis of accounting rather than the accrual method depending on the customers’ lease security arrangements.
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
Should we determine that the collectability of rental payments is no longer probable (including any deferral thereof), we will recognize lease rental revenue using a cash basis of accounting rather than an accrual method. In the

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2021
period we conclude that collection of lease payments is no longer probable, we recognize any difference between revenue amounts recognized to date under the accrual method and payments that have been collected from the lessee, including security deposit amounts held, as a current period adjustment to lease rental revenue.
Impairment of Flight Equipment
We perform an annual recoverability assessment of all aircraft in our fleet, on an aircraft-by-aircraft basis. A recoverability assessment is also performed whenever events or changes in circumstances, or indicators, suggest that the carrying amount or net book value of an asset may not be recoverable. Indicators may include, but are not limited to, a significant lease restructuring or early lease termination, significant change in aircraft model’s storage levels, the introduction of newer technology aircraft or engines, an aircraft type is no longer in production or a significant airworthiness directive is issued. When we perform a recoverability assessment, we measure whether the estimated future undiscounted net cash flows expected to be generated by the aircraft exceed its net book value. The undiscounted cash flows consist of cash flows from currently contracted lease rental and maintenance payments, future projected lease rates and maintenance payments, transition costs, estimated down time, and estimated residual or scrap values for an aircraft. In the event that an aircraft does not meet the recoverability test, the aircraft will be adjusted to fair value, resulting in an impairment charge. See Note 2 – Fair Value Measurements.
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
We continue to closely monitor the impact of COVID-19 on our customers, air traffic, lease rental rates, and aircraft valuations, and have and will continue to perform additional customer and aircraft specific reviews should changes in facts and circumstances arise that may impact the recoverability of our aircraft. We will focus on our customers that have entered judicial insolvency proceedings and any additional customers that may become subject to similar-type proceedings, aircraft with near-term lease expirations, and certain aircraft variants that are more susceptible to the impact of COVID-19 and value deterioration.
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2020-04, Reference Rate Reform Topic 848 (“ASC 848”), in response to the market transition from the LIBOR and other interbank offered rates (“IBORs”) to alternative reference rates. U.S. GAAP requires entities to evaluate whether a contract modification, such as the replacement or change of a reference rate, results in the establishment of a new contract or continuation of an existing contract. ASC 848 allows an entity to elect not to apply certain modification accounting requirements to contracts affected by reference rate reform. The standard provides this temporary election through December 31, 2022, and cannot be applied to contract modifications that occur after December 31, 2022. Reference rate reform will primarily impact our lease and debt arrangements for which floating-rate lease rentals and interest expense are based on LIBOR. As of May 31, 2021, less than 1% of our fleet have floating-rate lease rentals and, for the three months ended May 31, 2021, 5% of our interest expense was derived from floating-rate debt which is referenced to LIBOR. We have not adopted ASC 848 and are currently evaluating the election available to us under the standard.
Effective, March 1, 2021, the Company adopted FASB ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. The guidance aims to simplify the accounting for income taxes by removing certain exceptions to the general principles within the current guidance and by clarifying and amending the current guidance. The guidance is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2020. This adoption did not have a material impact on our consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2021
Note 2. Fair Value Measurements
Fair value measurements and disclosures require the use of valuation techniques to measure fair value that maximize the use of observable inputs and minimize use of unobservable inputs.
The following tables set forth our financial assets as of May 31, 2021 and February 28, 2021 that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

		Fair Value Measurements at May 31, 2021 Using Fair Value Hierarchy
	Fair Value as of May 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$642,910	$642,910	$—	$—	Market
Restricted cash and cash equivalents	2,693	2,693	—	—	Market

Total	$645,603	$645,603	$—	$—

		Fair Value Measurements at February 28, 2021 Using Fair Value Hierarchy
	Fair Value as of February 28, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$578,004	$578,004	$—	$—	Market
Restricted cash and cash equivalents	2,594	2,594	—	—	Market

Total	$580,598	$580,598	$—	$—
Our cash and cash equivalents, and restricted cash and cash equivalents balances, consist largely of money market securities that are highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.
For the three months ended May 31, 2021, we had no transfers into or out of Level 3.
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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2021
Aircraft Valuation
Impairment of Flight Equipment
During the three months ended May 31, 2021, the Company recorded transactional impairment charges totaling $20,583 which related to two narrow-body aircraft and were the result of an early lease termination and a scheduled lease expiration. The Company recognized $21,061 of maintenance revenue for these two aircraft.
During the three months ended May 31, 2020, the Company recorded transactional impairment charges totaling $77,298, which related to ten narrow-body and one wide-body aircraft. The Company recognized $83,342 of maintenance and security deposits into revenue for these eleven aircraft. The impairment charges and revenue were recognized as a result of the early lease terminations of nine aircraft and scheduled lease expirations of two aircraft.
We plan to perform our annual recoverability assessment of all our aircraft during the fiscal third quarter for the nine months ended November 30, 2021. We continue to closely monitor the impact of COVID-19 on our customers, air traffic, lease rental rates, and aircraft valuations, and have and will continue to perform additional customer and aircraft specific reviews should changes in facts and circumstances arise that may impact the recoverability of our aircraft. We have and will focus on our customers that have entered judicial insolvency proceedings and any additional customers that may become subject to similar-type proceedings, aircraft with near-term lease expirations, and certain aircraft variants that are more susceptible to the impact of the COVID-19 pandemic and value deterioration.
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
If our estimates or assumptions change, including those related to our customers that have entered judicial insolvency proceedings, we may revise our cash flow assumptions and record future impairment charges. While we believe that the estimates and related assumptions used in our recoverability assessments are appropriate, actual results could differ from those estimates.
Financial Instruments
Our financial instruments, other than cash, consist principally of cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and amounts borrowed under financings. The fair value of cash, cash equivalents, restricted cash and cash equivalents, accounts receivable and accounts payable approximates the carrying value of these financial instruments because of their short-term nature.
The fair value of our senior notes is estimated using quoted market prices. The fair values of all our other financings are estimated using a discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements.
The carrying amounts and fair values of our financial instruments at May 31, 2021 and February 28, 2021 were as follows:

	May 31, 2021		February 28, 2021
	Carrying Amount of Liability	Fair Value of Liability	Carrying Amount of Liability	Fair Value of Liability
Credit Facilities	$—	$—	$—	$—
Unsecured Term Loan	215,000	210,767	215,000	210,290
Export Credit Agency (“ECA”) Financings	27,163	28,422	36,423	37,942
Bank Financings	720,389	721,859	738,353	740,086
Senior Notes	4,200,000	4,448,863	4,200,000	4,402,722
All our financial instruments are classified as Level 2 except for our Senior Notes, which are classified as Level 1.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2021
Note 3. Lease Rental Revenues and Flight Equipment Held for Lease
Minimum future annual lease rentals contracted to be received under our existing operating leases of flight equipment at May 31, 2021 were as follows:

Year Ending February 28/29,	Amount(1)
Remainder of 2021	$445,308
2022	566,477
2023	506,285
2024	377,617
2025	233,328
Thereafter	523,563
Total	$2,652,578
_______________
(1)Reflects impact of lessee lease rental deferrals.
Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended May 31,
Region	2021	2020
Asia and Pacific	34%	45%
Europe	34%	27%
Middle East and Africa	6%	8%
North America	14%	10%
South America	12%	10%

Total	100%	100%
The classification of regions in the table above and in the tables and discussion below is determined based on the principal location of the lessee of each aircraft.
The following table shows the number of lessees with lease rental revenue of at least 5% of total lease rental revenue and their combined total percentage of lease rental revenue for the periods indicated:

	Three Months Ended May 31,
	2021		2020
	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue
Largest lessees by lease rental revenue	5	34%	3	20%

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2021
The following table sets forth revenue attributable to individual countries representing at least 10% of Total revenue (including maintenance and other revenue) based on each lessee’s principal place of business for the periods indicated:

	Three Months Ended May 31,
	2021		2020
Country	Revenue	% of Total Revenue	Revenue	% of Total Revenue
India(1)	$20,202	12%	$—	—%
Mexico(2)	—	—%	69,508	25%
South Korea(3)	21,043	13%	—	—%
_______________
(1)For the three months ended May 31, 2021, total revenue attributable to India included maintenance revenue totaling $654. Total revenue attributable to India was less than 10% for the three months ended May 31, 2020.
(2)For the three months ended May 31, 2020, total revenue attributable to Mexico included maintenance and other revenue, including early lease termination fees and security deposits recognized into revenue, totaling $67,265. Total revenue attributable to Mexico was less than 10% for the three months ended May 31, 2021.
(3)For the three months ended May 31, 2021, total revenue attributable to South Korea included maintenance revenue totaling $13,253. Total revenue attributable to South Korea was less than 10% for the three months ended May 31, 2020.
Geographic concentration of net book value of flight equipment (including flight equipment held for lease and net investment in leases, or “net book value”) was as follows:

	May 31, 2021			February 28, 2021
Region	Number of Aircraft		Net Book Value %	Number of Aircraft		Net Book Value %
Asia and Pacific	77		36%	79		37%
Europe	92		28%	92		27%
Middle East and Africa	10		4%	11		4%
North America	28		12%	28		12%
South America	26		13%	26		13%
Off-lease	17	(1)	7%	16	(2)	7%
Total	250		100%	252		100%
_______________
(1)Consisted of one Airbus A320-200 aircraft, one Airbus A330-200 aircraft, and one Boeing 737-800 aircraft, all of which were delivered to lessees in Europe during the second quarter of 2021, one Airbus A321-200 aircraft which was delivered to a lessee in North America during the second quarter of 2021, four Airbus A320-200 aircraft which are subject to confirmed letters of intent with customers in Europe or South America, one Boeing 737-800 aircraft which is subject to an executed lease with a lessee in Europe, and one Airbus A320-200 aircraft, three Airbus A330-200 aircraft, and four Boeing 737-800 aircraft, which we are marketing for lease or sale.
(2)Consisted of one Airbus A320-200 aircraft, one Airbus A330-200 aircraft and one Boeing 737-800 aircraft, each of which was delivered to a lessee in Europe during the first half of 2021, three Airbus A320-200 aircraft which are subject to confirmed letters of intent with customers in Europe or South America, and one Boeing 737-800 aircraft which is subject to a lease commitment with a customer in Europe, and one Airbus A320-200 aircraft, three Airbus A330-200 aircraft, and five Boeing 737-800 aircraft, which we are marketing for lease or sale.
The following table sets forth the net book value of flight equipment (includes net book value of flight equipment held for lease and net investment in leases) attributable to individual countries representing at least 10% of net book value of flight equipment based on each lessee’s principal place of business as of:

	May 31, 2021			February 28, 2021
Country	Net Book Value	Net Book Value %	Number of Lessees	Net Book Value	Net Book Value %	Number of Lessees
India	$730,449	11%	3	$756,514	11%	3

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2021
At May 31, 2021 and February 28, 2021, the amounts of lease incentive liabilities recorded in maintenance payments on our Consolidated Balance Sheets were $16,097 and $14,673, respectively.
Note 4. Net Investment in Leases
At May 31, 2021 and February 28, 2021, our net investment in leases consisted of 15 and 15 aircraft, respectively. The components of our net investment in leases at May 31, 2021 and February 28, 2021, were as follows:

	May 31, 2021	February 28, 2021
Lease receivable	$61,321	$67,075
Unguaranteed residual value of flight equipment	131,006	129,165
Net investment leases	192,327	196,240
Allowance for credit losses	(870)	(864)
Net investment in leases, net of allowance	$191,457	$195,376
The activity in the allowance for credit losses related to our net investment in leases for the three months ended May 31, 2021 is as follows:

Amount
Balance at February 28, 2021	$864
Provision for credit losses	6
Balance at May 31, 2021	$870
At May 31, 2021, future lease payments on net investment in leases are as follows:

Year Ending February 28/29,	Amount
Remainder of 2021	$17,073
2022	13,470
2023	12,568
2024	6,989
2025	6,060
Thereafter	15,414
Total lease payments to be received	71,574
Present value of lease payments - lease receivable	(61,321)
Difference between undiscounted lease payments and lease receivable	$10,253
Note 5. Unconsolidated Equity Method Investments
We have a joint venture with Mizuho Leasing which has nine aircraft with a net book value of $308,640 at May 31, 2021.

Amount
Investment in joint ventures at February 28, 2021	$35,377
Earnings from joint venture, net of tax	287
Investment in joint ventures at May 31, 2021	$35,664

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2021
Note 6. Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured debt financings are as follows:

	At May 31, 2021				At February 28, 2021
Debt Obligation	Outstanding Borrowings	Number of Aircraft	Interest Rate	Final Stated Maturity	Outstanding Borrowings
Secured Debt Financings:
ECA Financings	$27,163	1	3.49%	11/30/24	$36,423
Bank Financings(1)	720,389	31	2.25% to 4.55%	06/17/23 to 03/06/25	738,353
Less: Debt issuance costs and discounts	(5,338)	—			(5,926)
Total secured debt financings, net of debt issuance costs and discounts	742,214	32			768,850

Unsecured Debt Financings:
Senior Notes due 2022	500,000		5.50%	02/15/22	500,000
Senior 5.00% Notes due 2023	500,000		5.00%	04/01/23	500,000
Senior 4.40% Notes due 2023	650,000		4.40%	09/25/23	650,000
Senior Notes due 2024	500,000		4.125%	05/01/24	500,000
Senior Notes due 2025	650,000		5.25%	08/11/25	650,000
Senior Notes due 2026	650,000		4.25%	06/15/26	650,000
Senior Notes due 2028	750,000		2.85%	01/26/28	750,000
Unsecured Term Loans	215,000		1.65%	02/27/22 to 02/27/24	215,000
Revolving Credit Facilities	—		1.575% to 2.00%	12/27/21 to 04/26/25	—
Less: Debt issuance costs and discounts	(49,740)				(48,739)
Total unsecured debt financings, net of debt issuance costs and discounts	4,365,260				4,366,261
Total secured and unsecured debt financings, net of debt issuance costs and discounts	$5,107,474				$5,135,111

(1)The borrowings under these financings at May 31, 2021 have a weighted-average fixed rate of interest of 3.22%.
Unsecured Debt Financings:
Revolving Credit Facilities
On April 1, 2021, we entered into an amendment that split the $300,000 commitment of one of our unsecured revolving credit facilities into two tranches: $160,000 was allocated to Tranche A, which will mature on the facility’s previously stated maturity date of December 27, 2021, and $140,000 was allocated to Tranche B, which will mature on February 28, 2023. On May 24, 2021, the revolving credit facility was expanded to $330,000, with $155,000 and $175,000 of the commitment allocated to Tranche A and Tranche B, respectively.
On April 26, 2021, we entered into an amendment that increased the size of one of our revolving credit facilities from $800,000 to $1,000,000. The stated maturity date for $900,000 of the total commitment was extended to April 26, 2025, and the remaining $100,000 commitment will mature on the facility’s previously stated maturity date of June 27, 2022.
On April 26, 2021, we entered into an amendment that reduced the size of our revolving credit facility with Mizuho Bank Ltd., a related party, from $150,000 to $50,000 and extended its maturity date to July 30, 2022. Mizuho Bank, Ltd. is now a lender for our $1,000,000 revolving credit facility with a commitment in the amount of $100,000.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2021
On June 29, 2021, we elected to redeem the outstanding balance of our 5.5% Senior Notes due 2022, including accrued interest and a call premium on July 30, 2021.
As of May 31, 2021, we had no borrowings outstanding under our revolving credit facilities and had $1,380,000 available for borrowing.
As of May 31, 2021, we were in compliance with all applicable covenants in our financings.
Note 7. Shareholders' Equity
On June 8, 2021, the Company issued 400,000 depositary shares (the “Depositary Shares”), each representing a 0.001 interest in a share of 5.250% Series A Cumulative Redeemable Perpetual Preference Shares par value $0.01 per share with a $1,000 liquidation preference per share (equivalent to $1,000 per Depositary Share) (the “Preference Shares”). The Preference Shares are perpetual and have no maturity date.
Dividends on the Preference Shares, when, as and if declared by the Company’s board of directors or any duly authorized committee thereof, will be payable semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2021. Dividends will be payable: (i) from the date of original issue to, but excluding September 15, 2026 (the “original reset date”) at a fixed rate per annum of 5.250%; (ii) from, and including, the original reset date to, but excluding, September 15, 2031 (the “2031 reset date”), at a rate per annum equal to the five-year treasury rate as of the most recent reset dividend determination date plus 4.410%; (iii) from, and including, the 2031 reset date to, but excluding, September 15, 2046 (the “2046 reset date”), during each reset period at a rate per annum equal to the five-year treasury rate as of the most recent reset dividend determination date plus 4.660%; and (iv) from, and including, the 2046 reset date, during each reset period at a rate per annum equal to the five-year treasury rate as of the most recent reset dividend determination date plus 5.410%. Dividends on the Preference Shares will accumulate daily and be cumulative from, and including, the date of original issuance of the Preference Shares.
The Company may not redeem the Preference Shares before the date that is 90-days prior to the original reset date. The Company may, at its option, redeem the Preference Shares, in whole or in part, from time to time during the period beginning 90-days prior to each reset date and ending on such reset date at a redemption price in cash equal to $1,000,000 per Preference Share (equivalent to $1,000 per Depositary Share), plus all accumulated and unpaid dividends (whether or not declared) to, but excluding, such redemption date. In addition, the Company may redeem the Preference Shares, in whole but not in part, at the Company’s option under certain other limited conditions.
Except with respect to certain amendments to the terms of the Preference Shares, in the case of certain dividend non-payments and as otherwise required by applicable law, the Preference Shares will not have voting rights.
The Company intends to use the net proceeds from the Offering for general corporate purposes, which may include the repayment, refinancing or redemption of its existing indebtedness.

Note 8. Related Party Transactions
On April 26, 2021, the Company entered into an amendment that reduced the size and extended the term of our unsecured revolving credit facility with Mizuho Bank Ltd., a related party – see Note 6 for additional information.
During the three months ended May 31, 2021, the Company incurred $980 in fees to Marubeni as part of its intra-company service agreement, whereby Marubeni provides company-sponsored benefits, management services, strategy consultancy, and general administrative support to the Company.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2021

Note 9. Income Taxes
Income taxes have been provided for based upon the tax laws and rates in countries in which our operations are conducted and income is earned. The Company received assurance from the Bermuda Minister of Finance that it would be exempted from local income, withholding and capital gains taxes until March 2035. Consequently, the provision for income taxes relates to income earned by certain subsidiaries of the Company which are located in, or earn income in, jurisdictions that impose income taxes, primarily the United States and Ireland.
The sources of loss from continuing operations before income taxes and earnings of our unconsolidated equity method investments for the three months ended May 31, 2021 and 2020 were as follows:

	Three Months Ended May 31,
	2021	2020
U.S. operations	$3,711	$4,046
Non-U.S. operations	(22,043)	(31,867)
Loss from continuing operations before income taxes and earnings of unconsolidated equity method investments	$(18,332)	$(27,821)
Our aircraft-owning subsidiaries generally earn income from sources outside the U.S. and typically are not subject to U.S. federal, state or local income taxes. The aircraft owning subsidiaries resident in Ireland, Mauritius and the U.S. are subject to tax in those respective jurisdictions.
We have a U.S.-based subsidiary which provides management services to our subsidiaries and is subject to U.S. federal, state and local income taxes. We also have Ireland and Singapore based subsidiaries which provide management services to our non-U.S. subsidiaries and are subject to tax in those respective jurisdictions.
The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law on March 27, 2020. The CARES Act, among other things, includes provisions relating to net operating loss carrybacks, alternative minimum tax credit refunds, modification to the net interest expense deduction limitation and technical correction to the tax depreciation methods for qualified improvement property. The CARES Act did not materially impact the Company’s effective tax rate for the three months ended May 31, 2021.
The Company’s effective tax rates (“ETRs”) for the three months ended May 31, 2021 and 2020 were 45.2%, and 2.0%, respectively. The movement in the ETR is primarily caused by changes in the mix of the Company’s pre-tax earnings/(losses) in its taxable and non-tax jurisdictions. Further, the three-month period ended May 31, 2020 included discrete items related to stock compensation and the impact of the CARES act.
Note 10. Interest, Net
The following table shows the components of interest, net:

	Three Months Ended May 31,
	2021	2020
Interest on borrowings and other liabilities	$54,033	$55,739
Amortization of deferred financing fees and debt discount	4,191	3,311
Interest expense	58,224	59,050
Less: Interest income	(35)	(324)
Less: Capitalized interest	(152)	—

Interest, net	$58,037	$58,726

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2021
Note 11. Commitments and Contingencies
Rent expense, primarily for the corporate offices and sales and marketing offices, was $413 and $411 for the three months ended May 31, 2021 and 2020, respectively.
As of May 31, 2021, Aircastle is obligated under non-cancelable operating leases relating principally to office facilities in Stamford, Connecticut; Dublin, Ireland; and Singapore for future minimum lease payments as follows:

Year Ending February 28/29,	Amount
Remainder of 2021	$1,446
2022	1,789
2023	1,721
2024	1,752
2025	1,783
Thereafter	4,387
Total	$12,878
At May 31, 2021, we had commitments to acquire 23 aircraft for $779,372.
Commitments, including $101,933 of remaining progress payments, contractual price escalations and other adjustments for these aircraft, at May 31, 2021, net of amounts already paid, are as follows:

Year Ending February 28/29,	Amount
Remainder of 2021	$134,520
2022	360,828
2023	132,699
2024	39,404
2025	111,921
Thereafter	—
Total	$779,372

Note 12. Other Assets
The following table describes the principal components of other assets on our Consolidated Balance Sheets as of:

	May 31, 2021	February 28, 2021
Deferred income tax asset	$602	$637
Lease incentives and lease premiums, net of amortization of $79,265 and $75,126, respectively	67,471	75,169
Flight equipment held for sale	53,618	53,289
Aircraft purchase deposits and Embraer E-2 progress payments	41,279	52,092
Right-of-use asset(1)	7,769	8,056
Deferred rent receivable	75,287	69,103
Other assets	71,639	53,598

Total other assets	$317,665	$311,944
______________
(1)Net of lease incentives and tenant allowances.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2021
Note 13. Accounts Payable, Accrued Expenses and Other Liabilities
The following table describes the principal components of accounts payable, accrued expenses and other liabilities recorded on our Consolidated Balance Sheets as of:

	May 31, 2021	February 28, 2021
Accounts payable, accrued expenses and other liabilities	$30,186	$43,088
Deferred income tax liability	76,939	75,124
Accrued interest payable	52,904	43,676
Lease liability	10,636	11,003
Lease discounts, net of amortization of $45,118 and $44,887, respectively	1,145	1,376

Total accounts payable, accrued expenses and other liabilities	$171,810	$174,267
Note 14. Subsequent Event
During the fiscal second quarter of 2021, the Company entered into claims sale and purchase agreements with a third party for the sale of certain unsecured claims filed by various Aircastle entities against LATAM Airlines Group S.A. and certain of its subsidiaries in the Chapter 11 case captioned LATAM Airlines Group S.A., et al., Case No. 20-11254 (JLG) (Jointly Administered) (the “Bankruptcy Case”). Proceeds from the sales of these claims were received during the fiscal second quarter of 2021. The allowed amount of our unsecured claims has been approved by the Bankruptcy Court so that such claims are now approved claims in the Bankruptcy Case subject to customary conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks, uncertainties and assumptions. You should read the following discussion in conjunction with our historical consolidated financial statements and the notes thereto appearing elsewhere in this report. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those described under “Risk Factors” and included in our Annual Report on Form 10-K for the year ended February 28, 2021. Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and, unless otherwise indicated, the other financial information contained in this report has also been prepared in accordance with U.S. GAAP. Unless otherwise indicated, all references to “dollars” and “$” in this report are to, and all monetary amounts in this report are presented in, U.S. dollars.
All statements included or incorporated by reference in this Quarterly Report on Form 10-Q (this “report”), other than characterizations of historical fact, are forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not necessarily limited to, statements relating to our ability to acquire, sell, lease or finance aircraft, raise capital, pay dividends, and increase revenues, earnings, EBITDA and Adjusted EBITDA and the global aviation industry and aircraft leasing sector. Words such as “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “may,” “will,” “would,” “could,” “should,” “seeks,” “estimates” and variations on these words and similar expressions are intended to identify such forward-looking statements. These statements are based on our historical performance and that of our subsidiaries and on our current plans, estimates and expectations and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements; Aircastle can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any such forward-looking statements which are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. These risks or uncertainties include, but are not limited to, those described from time to time in Aircastle’s filings with the Securities and Exchange Commission (the “SEC”) and previously disclosed under “Risk Factors” in Part I - Item 1A of Aircastle’s Annual Report on Form 10-K fir the year ended February 28, 2021. In addition, new risks and uncertainties emerge from time to time, and it is not possible for Aircastle to predict or assess the impact of every factor that may cause its actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this report. Aircastle expressly disclaims any obligation to revise or update publicly any forward-looking statement to reflect future events or circumstances.
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

OVERVIEW
Aircastle acquires, leases, and sells commercial jet aircraft to airlines throughout the world. As of May 31, 2021, we owned and managed on behalf of our joint ventures 259 aircraft leased to 77 lessees located in 43 countries. Our aircraft are managed by an experienced team based in the United States, Ireland and Singapore. Our aircraft are generally subject to net leases whereby the lessee is responsible for maintaining the aircraft and paying operational, maintenance and insurance costs. However, in many cases we are obligated to pay a specified portion of maintenance or modification costs. As of May 31, 2021, the net book value of our flight equipment (including flight equipment held for lease and net investment in leases, or “net book value”) was $6.58 billion compared to $6.69 billion at February 28, 2021. Our total revenues, net loss and Adjusted EBITDA were $165.8 million, $9.8 million and $148.3 million for the three months ended May 31, 2021, and $282.5 million, $26.5 million and $268.2 million for the three months ended May 31, 2020, respectively.
Historically, growth in commercial air traffic has been correlated with world economic activity. Prior to the COVID-19 pandemic, commercial air traffic growth expanded at a rate 1.3 to 2 times that of global GDP growth. This expansion of air travel has driven the growth in the world aircraft fleet; and there are approximately 24,000 commercial mainline passenger and freighter aircraft in the world fleet today. Aircraft leasing companies own approximately 52% of the world’s commercial jet aircraft. Under normal circumstances, we would expect the global fleet to continue expanding at a two to four percent average annual rate.
COVID-19 has had an unprecedented negative impact on the aviation sector, resulting in a dramatic slowdown in air traffic. While there have been some improvements in certain markets recently, according to IATA, as of May 31, 2021, air travel was still down to approximately 37% of normal levels and a full recovery to pre-pandemic levels is not expected for several years. Substantially all the world’s airlines have experienced financial difficulties and liquidity challenges, including many of our customers. While we believe long-term demand for air travel will return to historical trends over time, the near-term impacts of COVID-19’s economic shock are material; the extent and duration of those impacts cannot currently be determined.
As the airline industry begins to recover, airlines continue to seek support from their respective governments, raise debt and equity, delay or cancel new aircraft orders, furlough employees, request concessions from lessors, and in certain cases, seek judicial protection. As of July 9, 2021, we have agreed to $111.7 million in total deferrals of lease payments with 22 customers. These deferrals have been granted for an average of six to nine months of lease rentals and represent 19% of Lease rental and Direct financing and sales-type lease revenues for the twelve months ended May 31, 2021. Of the total deferrals, $89.4 million is included in Accounts receivable or Other assets as of May 31, 2021, with the balance representing future lease payments. Approximately 76% of our total deferrals as of July 9, 2021, have been agreed to as part of broader lease restructurings. These generally include term extensions, better security packages, or other valuable consideration in exchange for near-term economic concessions. Some have repayment terms that extend beyond twelve months and in a limited number of situations, we have agreed to broader lease restructurings that do not include the full repayment of all of lease payments.
If air traffic remains depressed and if our customers are unable to obtain sufficient funds from private, governmental or other sources, we may need to grant additional deferrals to some of our customers or extend the period of repayment for deferrals we have already made. We may ultimately not be able to collect all the amounts we have deferred.
As of July 9, 2021, six of our customers are subject to judicial insolvency proceedings or similar protection. These customers lease 22 aircraft, which represent 13% of our net book value of flight equipment (including Flight equipment held for lease and Net investment in leases, or “net book value”) and 11% of our Lease rental and direct financing and sales-type lease revenue as of and for the twelve months ended May 31, 2021. LATAM, our second largest customer, is included in this group and represents 8% of our net book value of flight equipment and 7% of our Lease rental revenue as of and for the twelve months ended May 31, 2021. We are actively engaged in these judicial proceedings to protect our economic interests. However, the outcome of these proceedings is uncertain and could result in these customers negotiating reductions in aircraft lease rentals, rejecting their leases or taking other actions that could adversely impact us or the value of our aircraft. Based on historic experience, the judicial process can take up to twelve to eighteen months to be resolved. As a result of these proceedings, the recognition of lease rental revenue for certain customers may be done on a cash basis of accounting rather than the accrual method depending on the customers’ lease security arrangements.
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
In addition, we believe that we have sufficient liquidity to meet our contractual obligations over the next twelve months and as of July 1, 2021, total liquidity of $2.88 billion includes $1.38 billion of undrawn credit facilities, $1.02 billion of unrestricted cash, $103 million of contracted asset sales and $375 million of projected operating cash flows through June 30, 2022. As of May 31, 2021, we have commitments to acquire 23 aircraft for $779.4 million between 2021-2025.
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
Fiscal Year 2021 Lease Expirations and Lease Placements
At May 31, 2021, the Company had seventeen off-lease aircraft and 22 aircraft with scheduled lease expirations in fiscal 2021. As of July 9, 2021, of these 39 aircraft, we have eighteen aircraft, which account for 7% of our net book value at May 31, 2021, still to be placed or sold.
Fiscal Years 2022-2025 Lease Expirations and Lease Placements
Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in the fiscal years 2022-2025, representing the percentage of our net book value of flight equipment (including flight equipment held for lease and net investment in leases) at May 31, 2021, specified below:
•2022: 19 aircraft, representing 6%;
•2023: 45 aircraft, representing 13%;
•2024: 53 aircraft, representing 21%; and
•2025: 38 aircraft, representing 17%.

Acquisitions and Sales
During the three months ended May 31, 2021, we acquired two aircraft for $63.9 million. As of July 9, 2021, we acquired one additional aircraft. At May 31, 2021, we had commitments to acquire 23 aircraft for $779.4 million. Of this amount, approximately $134.5 million represents commitments for the remainder of fiscal year 2021.
During the three months ended May 31, 2021, we sold three aircraft and other flight equipment for net proceeds of $63.4 million, and recognized net gains on sales of $9.0 million. As of July 9, 2021, we have sold one additional aircraft.

The following table sets forth certain information with respect to the aircraft owned by us as of May 31, 2021:
AIRCASTLE AIRCRAFT INFORMATION (dollars in millions)

Owned Aircraft	As of May 31, 2021(1)	As of May 31, 2020(1)
Net Book Value of Flight Equipment	$6,584	$7,421
Net Book Value of Unencumbered Flight Equipment	$5,400	$5,679
Number of Aircraft	250	274
Number of Unencumbered Aircraft	218	234
Number of Lessees	76	81
Number of Countries	42	45
Weighted Average Age (years)(2)	10.8	10.2
Weighted Average Remaining Lease Term (years)(2)	4.5	4.4
Weighted Average Fleet Utilization during the three months ended May 31, 2021 and 2020(3)	93.1%	96.7%
Portfolio Yield for the three months ended May 31, 2021 and 2020(4)	8.4%	10.3%

Managed Aircraft on behalf of Joint Venture
Net Book Value of Flight Equipment	$309	$322
Number of Aircraft	9	9

(1)Calculated using net book value at period end.
(2)Weighted by net book value.
(3)Aircraft on-lease days as a percent of total days in period weighted by net book value. The decrease from our historical utilization rate for the three months ended May 31, 2021 and 2020, was primarily due to off-lease aircraft as a result of early lease terminations and scheduled lease expirations.
(4)Lease rental revenue, interest income and cash collections on our net investment in leases for the period as a percent of the average net book value for the period; quarterly information is annualized. The calculation of portfolio yield includes our net investment in leases in the average net book value, and the interest income and cash collections from our net investment in lease rentals.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of May 31, 2021			Owned Aircraft as of May 31, 2020
	Number of Aircraft		% of Net Book Value(1)	Number of Aircraft		% of Net Book Value(1)
Aircraft Type
Passenger:
Narrow-body	224		78%	246		75%
Wide-body	22		18%	24		21%
Total Passenger	246		96%	270		96%
Freighter	4		4%	4		4%
Total	250		100%	274		100%

Manufacturer
Airbus	166		64%	186		63%
Boeing	77		34%	83		36%
Embraer	7		2%	5		1%
Total	250		100%	274		100%

Regional Diversification
Asia and Pacific	77		36%	89		38%
Europe	92		28%	99		26%
Middle East and Africa	10		4%	11		4%
North America	28		12%	28		10%
South America	26		13%	26		16%
Off-lease	17	(2)	7%	21	(3)	6%

Total	250		100%	274		100%

(1)    Calculated using net book value at period end.
(2)    Consisted of one Airbus A320-200 aircraft, one Airbus A330-200 aircraft, and one Boeing 737-800 aircraft, all of which were delivered to lessees in Europe during the second quarter of 2021, one Airbus A321-200 aircraft which was delivered to a lessee in North America during the second quarter of 2021, four Airbus A320-200 aircraft which are subject to confirmed letters of intent with customers in Europe or South America, one Boeing 737-800 aircraft which is subject to an executed lease with a lessee in Europe, and one Airbus A320-200 aircraft, three Airbus A330-200 aircraft, and four Boeing 737-800 aircraft, which we are marketing for lease or sale.
(3)    Consisted of one Airbus A319-100 aircraft which was sold in the second quarter of 2020, one Airbus A320-200 which was delivered to a lessee in North America in the second quarter of 2021, one Airbus A330-200 aircraft which was delivered to a lessee in Europe in the second quarter of 2020, one Airbus A330-200 aircraft which was delivered to a lessee in Europe in the second quarter of 2021, two Airbus A320-200 aircraft which are subject to confirmed letters of intent with a customer in South America, nine Airbus A320-200 and one Airbus A330-200 aircraft which have been consigned for sale, and three Airbus A330-200 aircraft and two Boeing 737-800 aircraft, which we are marketing for lease or sale.

Our largest customer represents approximately 8% of the net book value at May 31, 2021. The top ten customers for aircraft we owned at May 31, 2021, are as follows:

Customer	Percent of Net Book Value	Country	Number of Aircraft
IndiGo	8.0%	India	12
LATAM(1)	7.7%	Chile	13
easyJet	4.1%	United Kingdom	22
Iberia	3.9%	Spain	15
Air Canada	3.7%	Canada	5
Lion Air	3.5%	Indonesia	7
Aerolineas Argentinas	3.0%	Argentina	5
American Airlines	2.8%	United States	7
AirBridgeCargo(2)	2.6%	Russia	2
Jeju Air	2.5%	South Korea	7

Total top ten customers	41.8%		95
All other customers	58.2%		155

Total all customers	100.0%		250

(1)     LATAM filed for Chapter 11 in May 2020.
(2) Guaranteed by Volga-Dnepr Airlines. We have one additional aircraft on lease with an affiliate.
Finance
We operate in a capital-intensive industry and have a demonstrated track record of raising substantial amounts of capital over the last sixteen years. Since our inception in late 2004, we have raised $2.1 billion in equity capital from private and public investors. We also raised $18.9 billion in debt capital from a variety of sources including export credit agency-backed debt, commercial bank debt, the aircraft securitization markets and the unsecured bond market. The diversity and global nature of our financing sources demonstrates our ability to adapt to changing market conditions and seize new growth opportunities.
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
See “Liquidity and Capital Resources — Secured Debt Financings” and “Liquidity and Capital Resources — Unsecured Debt Financings” below.

RESULTS OF OPERATIONS
Comparison of the three months ended May 31, 2021 to the three months ended May 31, 2020:

	Three Months Ended May 31,
	2021	2020
	(Dollars in thousands)
Revenues:
Lease rental revenue	$132,125	$183,178
Direct financing and sales-type lease revenue	2,877	5,317
Amortization of lease premiums, discounts and incentives	(5,325)	(7,347)
Maintenance revenue	26,477	76,630
Total lease revenue	156,154	257,778
Gain on sale of flight equipment	9,021	12,078
Other revenue	635	12,670
Total revenues	165,810	282,526
Operating expenses:
Depreciation	82,391	89,212
Interest, net	58,037	58,726
Selling, general and administrative	15,589	47,451
Impairment of flight equipment	20,583	77,298
Maintenance and other costs	7,528	5,566
Total operating expenses	184,128	278,253

Other income (expense):
Loss on extinguishment of debt	(24)	(8)
Merger expenses	—	(32,069)
Other	10	(17)
Total other expense	(14)	(32,094)

Loss from continuing operations before income taxes and earnings of unconsolidated equity method investments	(18,332)	(27,821)
Income tax benefit	(8,292)	(551)
Earnings of unconsolidated equity method investments, net of tax	287	731
Net loss	$(9,753)	$(26,539)
Revenues
Total revenues decreased $116.7 million for the three months ended May 31, 2021, as compared to the three months ended May 31, 2020.
Lease rental revenue decreased $51.1 million as a result of:
•a $39.9 million decrease due to early lease terminations and the recognition of lease rental revenue for certain customers using a cash basis of accounting rather than an accrual method – see Note 1 regarding our lease revenue recognition policy;
•a $7.0 million decrease due to the sale of twelve aircraft since March 1, 2020; and
•a $6.7 million decrease due to lease extensions, amendments, transitions and other changes.
This was partially offset by a $2.5 million increase in revenue, reflecting the impact of seven aircraft purchased since March 1, 2020.
Direct financing and sales-type lease revenue decreased $2.4 million, primarily attributable to the early lease terminations of eight aircraft and the transition of six aircraft to operating leases.

Amortization of lease premiums, discounts and lease incentives:

	Three Months Ended May 31,
	2021	2020
	(Dollars in thousands)
Amortization of lease premiums	$(2,904)	$(5,093)
Amortization of lease discounts	231	285
Amortization of lease incentives	(2,652)	(2,539)

Amortization of lease premiums, discounts and incentives	$(5,325)	$(7,347)
The decrease in amortization of lease premiums of $2.2 million for the three months ended May 31, 2021 as compared to the three months ended May 31, 2020, was primarily due to early lease terminations.
Maintenance revenue. For the three months ended May 31, 2021, we recorded $26.5 million of maintenance revenue, comprised primarily of $21.7 million related to the scheduled lease expirations of two narrow-body aircraft and the early lease termination of one narrow-body aircraft. In addition, we recorded $4.8 million of maintenance revenue related to one narrow-body and one wide-body aircraft for which the customers are subject to judicial insolvency proceedings or similar protection. For the three months ended May 31, 2020, we recorded $76.6 million of maintenance revenue, comprised primarily of $38.8 million related to the early lease terminations of ten narrow-body aircraft and $36.8 million related to the scheduled lease expirations of three narrow-body and one wide-body aircraft.
Gain on sale of flight equipment decreased $3.1 million to $9.0 million for the three months ended May 31, 2021, as compared to gains of $12.1 million for the three months ended May 31, 2020. During the three months ended May 31, 2021, we sold three aircraft, as compared to the sale of two aircraft during the three months ended May 31, 2020. Gain on sale for the three months ended May 31, 2020, was primarily attributable to the receipt of insurance proceeds for one aircraft which was disposed.
Other revenue decreased $12.0 million to $0.6 million for the three months ended May 31, 2021, as compared to $12.7 million for the three months ended May 31, 2020. The three months ended May 31, 2020 included $12.8 million of security deposits recognized into revenue related to the early lease termination of seven narrow-body aircraft.
Operating expenses
Total operating expenses decreased $94.1 million for the three months ended May 31, 2021, as compared to the three months ended May 31, 2020.
Depreciation expense decreased $6.8 million for the three months ended May 31, 2021 as compared to the three months ended May 31, 2020. The decrease is primarily comprised of $8.5 million resulting from thirteen aircraft sold since March 1, 2020 and lower depreciation related to aircraft subject to aircraft impairments. This was partially offset by a $1.4 million increase in depreciation due to seven aircraft acquired since March 1, 2020.
Interest, net consisted of the following:

	Three Months Ended May 31,
	2021	2020
	(Dollars in thousands)
Interest on borrowings and other liabilities	$54,033	$55,739
Amortization of deferred financing fees and debt discount	4,191	3,311
Interest expense	58,224	59,050
Less: Interest income	(35)	(324)
Less: Capitalized interest	(152)	—

Interest, net	$58,037	$58,726
Interest, net decreased $0.7 million due to lower weighted average interest rates and debt outstanding, partially offset by higher amortization of deferred financings fees.

Selling, general and administrative expenses decreased $31.9 million, primarily attributable to a decrease in share-based compensation expense of $28.0 million as a result of the completion of the Merger. The three months ended May 31, 2020 also included a provision for credit losses of $3.3 million related to the change in our allowance for credit losses.
Impairment of aircraft. During the three months ended May 31, 2021, we recorded transactional impairment charges of $20.6 million related to two narrow-body aircraft. The Company recognized $21.1 million of maintenance revenue for these two aircraft. During the three months ended May 31, 2020, the Company recorded transactional impairment charges of $77.3 million related to ten narrow-body aircraft and one wide-body aircraft. The Company recognized $83.3 million of maintenance and security deposits into revenue for these eleven aircraft. See “Summary of Recoverability Assessment and Other Impairments” below for a detailed discussion of impairment charges related to certain aircraft.
Maintenance and other costs were $7.5 million for the three months ended May 31, 2021, an increase of $2.0 million as compared to the three months ended May 31, 2020, primarily attributable to higher costs for scheduled and unscheduled transitions.
Other expense
Total other expense decreased $32.1 million as the three months ended May 31, 2020 included $32.1 million of legal and banking expenses related to the Merger.
Income tax benefit
Our income tax benefit for the three months ended May 31, 2021 and 2020 was $8.3 million and $0.6 million, respectively. Income taxes have been provided based on the applicable tax laws and rates of those countries in which operations are conducted and income is earned, primarily the United States and Ireland. The increase in our income tax benefit of $7.7 million was primarily attributable to changes in the mix of pre-tax book income/(loss) in Bermuda, Ireland and the United States. Further, the three-month period ended May 31, 2020 included discrete items related to stock compensation and the impact of the CARES Act.
Summary of Recoverability Assessment and Other Impairments
Impairment of Flight Equipment
During the three months ended May 31, 2021, the Company recorded transactional impairment charges totaling $20.6 million which related to two narrow-body aircraft and were the result of an early lease termination and a scheduled lease expiration. The Company recognized $21.1 million of maintenance revenue for these two aircraft.
During the three months ended May 31, 2020, the Company recorded transactional impairment charges totaling $77.3 million, which related to ten narrow-body and one wide-body aircraft. The Company recognized $83.3 million of maintenance and security deposits into revenue for these eleven aircraft. The impairment charges and revenue were recognized as a result of the early lease terminations of nine aircraft and scheduled lease expirations of two aircraft.
We plan to perform our annual recoverability assessment of all our aircraft during the fiscal third quarter for the nine months ended November 30, 2021. We continue to closely monitor the impact of COVID-19 on our customers, air traffic, lease rental rates, and aircraft valuations, and have and will continue to perform additional customer and aircraft specific reviews should changes in facts and circumstances arise that may impact the recoverability of our aircraft. We have and will focus on our customers that have entered judicial insolvency proceedings and any additional customers that may become subject to similar-type proceedings, aircraft with near-term lease expirations, and certain aircraft variants that are more susceptible to the impact of the COVID-19 pandemic and value deterioration.
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

If our estimates or assumptions change, including those related to our customers that have entered judicial insolvency proceedings, we may revise our cash flow assumptions and record future impairment charges. While we believe that the estimates and related assumptions used in our recoverability assessments are appropriate, actual results could differ from those estimates.

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
LIQUIDITY AND CAPITAL RESOURCES
Our business is very capital intensive, requiring significant investments in order to expand our fleet and to maintain and improve our existing portfolio. Our operations have historically generated a significant amount of cash, primarily from lease rentals and maintenance collections. We have also met our liquidity and capital resource needs by utilizing several sources over time, including:
•various forms of borrowing secured by our aircraft, including bank term facilities, limited recourse securitization financings, and ECA-backed financings for new aircraft acquisitions;
•unsecured indebtedness, including our current unsecured revolving credit facilities, term loan and senior notes;
•asset sales; and
•sales of common and preferred shares.
Going forward, we expect to continue to seek liquidity from these sources and other sources, subject to pricing and conditions we consider satisfactory.
During the three months ended May 31, 2021, we met our liquidity and capital resource needs with $70.0 million of cash flow from operations and $63.4 million of cash from the sale of aircraft and other flight equipment.
As of May 31, 2021, the weighted-average maturity of our secured and unsecured debt financings was 3.5 years and we were in compliance with all applicable covenants.
We have agreed to defer lease payments with certain of our airline customers. As of July 9, 2021, we have agreed to defer approximately $111.7 million of lease payments with 22 airlines, which they are obligated to repay over time. If air traffic remains depressed over an extended period and if our customers are unable to obtain sufficient funds from private, government or other sources, we may need to extend further deferrals to some of our other customers or to extend the deferrals we have previously granted. We may ultimately be unable to collect all the amounts we have deferred. As of May 31, 2021, we hold $78.3 million in security deposits, $524.0 million in maintenance payments and $147.9 million in letters of credit from our lessees.
We believe we have sufficient liquidity to meet our contractual obligations over the next twelve months and as of July 1, 2021, total liquidity of $2.88 billion includes $1.38 billion of undrawn credit facilities, $1.02 billion of unrestricted cash, $103 million of contracted asset sales and $375 million of projected operating cash flows through June 30, 2022. In addition, we believe payments received from lessees and other funds generated from operations, unsecured bond offerings, secured borrowings for aircraft, borrowings under our revolving credit facilities and other borrowings and proceeds from future aircraft sales will be sufficient to satisfy our liquidity and capital resource needs over the next twelve months. Our liquidity and capital resource needs include payments due under our aircraft purchase obligations, required principal and interest payments under our long-term debt facilities, expected capital expenditures, lessee maintenance payment reimbursements and lease incentive payments over the next twelve months.

Cash Flows

	Three Months Ended May 31,
	2021	2020
	(Dollars in thousands)
Net cash flow provided by (used in) operating activities	$69,990	$(44,475)
Net cash flow provided by investing activities	4,549	17,848
Net cash flow (used in) provided by financing activities	(9,534)	186,235
Operating Activities:
The COVID-19 pandemic has severely impacted the demand for air travel over the past fifteen months, which has negatively impacted our customers’ financial performance. The impact of COVID-19, together with lease concessions given to many of our airline customers in the form of lease rental deferrals, has resulted in slower cash collections during the three months ended May 31, 2021 and 2020.
Cash flow provided by operations was $70.0 million for the three months ended May 31, 2021 as compared to cash flow used in operations of $44.5 million for the three months ended May 31, 2020. The net increase in cash flow provided by operations of $114.5 million was primarily a result of:
•a $98.7 million decrease in accounts receivable and other assets, primarily due to deferred lease rentals;
•a $32.1 million increase in cash as the three months ended May 31, 2020, included higher banking and legal costs resulting from the Merger; and
•a $7.2 million increase as the three months ended May 31, 2020, included advance lease rentals recognized into revenue, primarily due to lease terminations.
These inflows were offset by a $39.9 million decrease in cash due to lower lease rental revenue resulting from early lease terminations and the recognition of lease rental revenue for certain customers using a cash basis of accounting rather than an accrual method.
Investing Activities:
Cash flow provided by investing activities was $4.5 million and $17.8 million for the three months ended May 31, 2021 and 2020, respectively. The decrease in cash flow provided by investing activities of $13.3 million was primarily a result of a $42.4 million increase in the acquisition and improvement of flight equipment.
These outflows were offset by a $17.2 million increase in aircraft purchase deposits and progress payments, net of returned deposits and an $11.5 million increase in aircraft proceeds from the sale of flight equipment.
Financing Activities:
Cash flow used in financing activities was $9.5 million for the three months ended May 31, 2021 as compared to cash flow provided by financing activities of $186.2 million for the three months ended May 31, 2020. The net decrease of $195.8 million was primarily a result of a $253.3 million decrease in proceeds from secured and unsecured financings, net of repayments.
These outflows were offset by a $38.1 million decrease in maintenance and security deposits returned, net of deposits received, and a $24.0 million decrease in dividends paid.
Debt Obligations
For complete information on our debt obligations, please refer to Note 6 – “Secured and Unsecured Debt Financings” in the Notes to Unaudited Consolidated Financial Statements above.
Contractual Obligations
Our contractual obligations consist of principal and interest payments on debt financings, aircraft acquisitions and rent payments related to our office leases. Total contractual obligations decreased to $6.71 billion at May 31, 2021 from

$6.82 billion at February 28, 2021. The decrease in principal and interest payments was roughly offset by an increase in purchase obligations from February 28, 2021 to May 31, 2021.
The following table presents our actual contractual obligations and their payment due dates as of May 31, 2021:

	Payments Due by Period as of May 31, 2021
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	More than 5 years
	(Dollars in thousands)
Principal payments:
Senior Notes due 2022 - 2028	$4,200,000	$500,000	$1,650,000	$650,000	$1,400,000
DBJ Term Loan	215,000	60,000	155,000	—	—
Revolving Credit Facilities	—	—	—	—	—
ECA Financings	27,164	7,478	15,632	4,054	—
Bank Financings	720,388	72,478	288,189	359,721	—
Total principal payments	5,162,552	639,956	2,108,821	1,013,775	1,400,000

Interest payments on debt obligations(1)	752,956	215,849	322,658	157,887	56,562
Office leases(2)	12,878	1,938	3,451	3,551	3,938
Purchase obligations(3)	779,372	175,031	453,016	151,325	—

Total	$6,707,758	$1,032,774	$2,887,946	$1,326,538	$1,460,500

(1)Future interest payments on variable rate, LIBOR-based debt obligations are estimated using the interest rate in effect at May 31, 2021.
(2)    Represents contractual payment obligations for our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.
(3)    At May 31, 2021, we had commitments to acquire 23 aircraft for $779.4 million. These amounts include estimates for pre-delivery deposits, contractual price escalation and other adjustments.
Capital Expenditures
From time to time, we make capital expenditures to maintain or improve our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the three months ended May 31, 2021 and 2020, we incurred a total of $6.5 million and $7.1 million, respectively, of capital expenditures (including lease incentives) related to the improvement of aircraft.
As of May 31, 2021, the weighted average age by net book value of our aircraft was approximately 10.8 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Our lease agreements call for the lessee to be primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft, such as lessee default, or a lessee fails to meet its maintenance obligations under the lease agreement. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.
Actual maintenance payments to us by lessees in the future may be less than projected as a result of several factors, including defaults by the lessees. Maintenance reserves may not cover the entire amount of actual maintenance expenses incurred and, where these expenses are not otherwise covered by the lessees, there can be no assurance that our operational cash flow and maintenance reserves will be sufficient to fund maintenance requirements, particularly as our aircraft age. See Item 1A. “Risk Factors - Risks Related to Our Business - Risks related to our leases - If lessees are unable to fund their maintenance obligations on our aircraft, we may incur increased costs at the conclusion of the applicable lease” in our Annual Report on Form 10-K for the year ended February 28, 2021.

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
We hold a 25% equity interest in our joint venture with Mizuho Leasing and as of May 31, 2021, the net book value of its nine aircraft was $308.6 million.
Foreign Currency Risk and Foreign Operations
At May 31, 2021, all our leases are payable to us in U.S. dollars. However, we incur Euro and Singapore dollar-denominated expenses in connection with our subsidiaries in Ireland and Singapore. For the three months ended May 31, 2021, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated approximately $4.5 million in U.S. dollar equivalents and represented 28.9% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, our international operations and our exposure to foreign currency risk will likely increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases, we may enter into hedging transactions in the future to mitigate this risk. For the three months ended May 31, 2021 and 2020, we incurred insignificant net gains and losses on foreign currency transactions.
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

The table below shows the reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the three months ended May 31, 2021 and 2020:

	Three Months Ended May 31,
	2021	2020
	(Dollars in thousands)
Net loss	$(9,753)	$(26,539)
Depreciation	82,391	89,212
Amortization of lease premiums, discounts and incentives	5,325	7,347
Interest, net	58,037	58,726
Income tax benefit	(8,292)	(551)
EBITDA	127,708	128,195
Adjustments:
Impairment of flight equipment	20,583	77,298
Loss on extinguishment of debt	24	8
Non-cash share-based payment expense	—	28,049
Merger related expenses(1)	—	34,637
Loss on mark-to-market of interest rate derivative contracts	—	17
Adjusted EBITDA	$148,315	$268,204
______________
(1) Included $32.1 million in Other expense and $2.6 million in Selling, general and administrative expenses.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. These risks are highly sensitive to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates. Our primary interest rate exposures relate to our lease agreements and floating rate debt obligations and interest rate derivatives. Rent payments under our aircraft lease agreements typically do not vary during the term of the lease according to changes in interest rates. However, our borrowing agreements generally require payments based on a variable interest rate index, such as LIBOR. Therefore, to the extent our borrowing costs are not fixed, increases in interest rates may reduce our net income by increasing the cost of our debt without any corresponding increase in rents or cash flow from our securities. If LIBOR is no longer available or in certain other circumstances as described in the borrowing agreements, the applicable borrowing agreements provide a mechanism for determining an alternative rate of interest. There is no assurance that any such alternative, successor or replacement reference rate will be similar to, or produce the same value or economic equivalence of, LIBOR.
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
A hypothetical 100-basis point increase/decrease in interest rates on our leases subject to variable rental rates would increase/decrease the minimum contracted rentals in our portfolio as of May 31, 2021 by $0.5 million and $0.1 million, respectively, over the next twelve months. As of May 31, 2021, a hypothetical 100-basis point increase/decrease in interest rates on our variable rate borrowings would result in an interest expense increase/decrease of $3.9 million and $0.9 million, respectively, net of amounts received from our interest rate derivatives, over the next twelve months. We have an interest rate cap to hedge a portion of our floating rate interest exposure which is set at 2% and has a current notional balance of $220.0 million and reduces over time to $215.0 million. The cap matures in September 2021.

ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of May 31, 2021. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended May 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to COVID-19. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls to minimize this impact on their design and operating effectiveness.

PART II. — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The Company is not a party to any material legal or adverse regulatory proceedings.
ITEM 1A. RISK FACTORS
There have been no material changes to the disclosure related to the risk factors described in our Annual Report on Form 10-K for the year ended February 28, 2021, as filed with the SEC.
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

3.1	Amended and Restated Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2020).

3.2	Amended and Restated Bye-laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2020).

3.3	Certificate of Designations, dated June 8, 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 8, 2021).

4.1	Specimen Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-134669) filed on July 25, 2006).

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

4.4
Fourth Supplemental Indenture, dated as of March 24, 2016, by and between Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 24, 2016).

4.5
Fifth Supplemental Indenture, dated as of March 20, 2017, by and between Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 20, 2017).

4.6
Sixth Supplemental Indenture, dated as of September 25, 2018, between Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 25, 2018).

4.7
Seventh Supplemental Indenture, dated as of June 13, 2019, between Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 13, 2019).

4.8
Indenture, dated as of August 11, 2020, by and between Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 11, 2020).

4.9
Indenture, dated as of January 26, 2021, by and between Aircastle and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 26, 2021).

4.10
Deposit Agreement, dated June 8, 2021, among Aircastle Limited, Computershare Inc. and Computershare Trust Company, N.A., acting jointly as depositary, and the holders from time to time of depositary receipts issued thereunder (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 8, 2021).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of May 31, 2021, and February 28, 2021; (ii) Consolidated Statements of Loss and Comprehensive Loss for the three months ended May 31, 2021 and 2020; (iii) Consolidated Statements of Cash Flows for the three months ended May 31, 2021 and 2020; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended May 31, 2021 and 2020; and (v) Notes to Unaudited Consolidated Financial Statements.*

Exhibit No.	Description of Exhibit

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

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
Dated: July 14, 2021

AIRCASTLE LIMITED
(Registrant)
By:	/s/ James C. Connelly
James C. Connelly
Chief Accounting Officer and Authorized Officer