Form 10-Q
period 2021-08-31
Aircastle LTD
filed 2021-10-13
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2021
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

c/o Aircastle Advisor LLC
201 Tresser Boulevard, Suite 400
Stamford
Connecticut
06901
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code:     (203) 504-1020
_______________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Shares, par value $0.01 per share	N/A	NONE
Preference Shares, par value $0.01 per share	N/A	NONE
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
The aggregate market value of the Registrant’s Common Shares based upon the closing price on the New York Stock Exchange on August 31, 2021 (the last business day of registrant’s most recently completed second fiscal quarter), beneficially owned by non-affiliates of the Registrant was $0 because the Registrant’s Common Shares were not publicly traded as of that date. For purposes of the foregoing calculation, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and executive officers and shareholders owning 10% or more of the outstanding common shares of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.
As of October 8, 2021, there were 14,048 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries
Form 10-Q

PART I. — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	August 31, 2021	February 28, 2021

ASSETS
Cash and cash equivalents	$337,455	$578,004
Restricted cash and cash equivalents	2,740	2,594
Accounts receivable	80,877	82,572
Flight equipment held for lease, net of accumulated depreciation of $2,253,085 and $2,076,972, respectively	6,573,891	6,492,471
Net investment in leases, net of allowance for credit losses of $876 and $864, respectively	187,299	195,376
Unconsolidated equity method investments	36,122	35,377
Other assets	326,575	311,944
Total assets	$7,544,959	$7,698,338

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings, net of debt issuance costs and discounts	$723,054	$768,850
Borrowings from unsecured financings, net of debt issuance costs and discounts	3,869,574	4,366,261
Accounts payable, accrued expenses and other liabilities	180,422	174,267
Lease rentals received in advance	57,692	58,013
Security deposits	77,104	80,699
Maintenance payments	518,289	519,178
Total liabilities	5,426,135	5,967,268

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $0.01 par value, 50,000,000 shares authorized, 400 (aggregate liquidation preference of $400,000) shares issued and outstanding at August 31, 2021 and no shares issued and outstanding at February 28, 2021	—	—
Common shares, $0.01 par value, 250,000,000 shares authorized, 14,048 shares issued and outstanding at August 31, 2021 and February 28, 2021	—	—
Additional paid-in capital	1,879,139	1,485,777
Retained earnings	239,685	245,293
Total shareholders’ equity	2,118,824	1,731,070
Total liabilities and shareholders’ equity	$7,544,959	$7,698,338
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(Dollars in thousands)
(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2021	2020	2021	2020
Revenues:
Lease rental revenue	$137,589	$150,895	$269,714	$334,073
Direct financing and sales-type lease revenue	2,776	4,747	5,653	10,064
Amortization of lease premiums, discounts and incentives	(5,835)	(4,629)	(11,159)	(11,975)
Maintenance revenue	21,218	20,034	47,694	96,665
Total lease revenue	155,748	171,047	311,902	428,827
Gain (loss) on sale of flight equipment	1,502	(848)	10,524	11,230
Other revenue	402	1,123	1,036	13,793
Total revenues	157,652	171,322	323,462	453,850

Operating expenses:
Depreciation	83,391	86,749	165,782	175,961
Interest, net	55,413	55,324	113,450	114,050
Selling, general and administrative (including non-cash share-based payment expense of $0 and $0 for the three months ended, and $0 and $28,049 for the six months ended August 31, 2021 and 2020, respectively)	15,996	13,555	31,585	61,006
Impairment of flight equipment	21,232	212,387	41,815	289,685
Maintenance and other costs	8,087	4,271	15,615	9,837
Total operating expenses	184,119	372,286	368,247	650,539

Other income (expense):
Loss on extinguishment of debt	(14,132)	(57)	(14,156)	(65)
Merger expenses	—	27	—	(32,042)
Other	57,609	(173)	57,619	(192)
Total other income (expense)	43,477	(203)	43,463	(32,299)

Income (loss) from continuing operations before income taxes and earnings of unconsolidated equity method investments	17,010	(201,167)	(1,322)	(228,988)
Income tax provision (benefit)	7,665	13,020	(627)	12,469
Earnings of unconsolidated equity method investments, net of tax	458	674	745	1,405
Net income (loss)	$9,803	$(213,513)	$50	$(240,052)
Preference share dividends	(5,658)	—	(5,658)	—
Net income (loss) available to common shareholders	$4,145	$(213,513)	$(5,608)	$(240,052)
Total comprehensive income (loss) available to common shareholders	$4,145	$(213,513)	$(5,608)	$(240,052)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended August 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$50	$(240,052)
Adjustments to reconcile net income (loss) to net cash and restricted cash provided by operating activities:
Depreciation	165,782	175,961
Amortization of deferred financing costs	8,384	6,713
Amortization of lease premiums, discounts and incentives	11,159	11,975
Deferred income taxes	4,240	4,374
Non-cash share-based payment expense	—	28,049
Collections on net investment in leases	8,065	8,670
Security deposits and maintenance payments included in earnings	(30,420)	(102,523)
Gain on sale of flight equipment	(10,524)	(11,230)
Loss on extinguishment of debt	14,156	65
Impairment of flight equipment	41,815	289,685
Provision for credit losses	12	4,513
Other	(745)	(1,386)
Changes in certain assets and liabilities:
Accounts receivable	(5,479)	(45,747)
Other assets	(15,413)	(57,441)
Accounts payable, accrued expenses and other liabilities	(10,664)	(3,723)
Lease rentals received in advance	(704)	(42,311)
Net cash and restricted cash provided by operating activities	179,714	25,592
Cash flows from investing activities:
Acquisition and improvement of flight equipment	(370,187)	(33,643)
Proceeds from sale of flight equipment	77,900	53,229
Aircraft purchase deposits and progress payments, net of deposits returned and aircraft sales deposits	10,003	(3,463)
Other	(64)	(594)
Net cash and restricted cash (used in) provided by investing activities	(282,348)	15,529
Cash flows from financing activities:
Repurchase of shares	—	(25,536)
Parent contribution at Merger	—	25,536
Net proceeds from preference share issuance	393,362	—
Proceeds from secured and unsecured debt financings	—	1,193,871
Repayments of secured and unsecured debt financings	(546,903)	(851,404)
Debt extinguishment costs	(13,372)	(65)
Deferred financing costs	(4,748)	(5,508)
Security deposits and maintenance payments received	44,111	33,553
Security deposits and maintenance payments returned	(10,219)	(38,710)
Dividends paid	—	(24,025)
Net cash and restricted cash (used in) provided by financing activities	(137,769)	307,712
Net (decrease) increase in cash and restricted cash:	(240,403)	348,833
Cash and restricted cash at beginning of period	580,598	171,437

Cash and restricted cash at end of period	$340,195	$520,270

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
(Unaudited)

	Six Months Ended August 31,
	2021	2020
Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	$337,455	$514,917
Restricted cash and cash equivalents	2,740	5,353

Unrestricted and restricted cash and cash equivalents	$340,195	$520,270

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$107,102	$116,137
Cash paid for income taxes	$1,201	$730
Supplemental disclosures of non-cash investing activities:
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets assumed in asset acquisitions	$1,158	$29,869
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets settled in sale of flight equipment	$12,506	$263
Transfers from flight equipment held for lease to Net investment in leases and Other assets	$3,554	$54,324

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share amounts)
(Unaudited)

	Common Shares		Preference Shares		Additional Paid-In Capital	Retained Earnings (Deficit)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, February 28, 2021	14,048	$—	—	$—	$1,485,777	$245,293	$1,731,070
Net loss	—	—	—	—	—	(9,753)	(9,753)
Balance, May 31, 2021	14,048	$—	—	$—	$1,485,777	$235,540	$1,721,317
Net income	—	—	—	—	—	9,803	9,803
Issuance of preference shares	—	—	400	—	393,362	—	393,362
Preference share dividends	—	—	—	—	—	(5,658)	(5,658)
Balance, August 31, 2021	14,048	$—	400	$—	$1,879,139	$239,685	$2,118,824

	Common Shares		Preference Shares		Additional Paid-In Capital	Retained Earnings (Deficit)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, February 29, 2020	75,076,794	$751	—	$—	$1,456,977	$578,461	$2,036,189
Amortization of share-based payments	—	—	—	—	28,049	—	28,049
Net loss	—	—	—	—	—	(26,539)	(26,539)
Payment of unvested shares at Merger	(101,809)	(1)	—	—	(25,535)	—	(25,536)
Parent contribution at Merger	—	—	—	—	25,536	—	25,536
Share cancellation and re-issuance at Merger	(74,960,937)	(750)	—	—	750	—	—
Balance, May 31, 2020	14,048	$—	—	$—	$1,485,777	$551,922	$2,037,699
Net loss	—	—	—	—	—	(213,513)	(213,513)
Balance, August 31, 2020	14,048	$—	—	$—	$1,485,777	$338,409	$1,824,186

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2021

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
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure subsequent to the balance sheet date of August 31, 2021, through the date on which the consolidated financial statements included in this Form 10-Q were issued.
Principles of Consolidation
The consolidated financial statements include the accounts of Aircastle and all its subsidiaries, including any Variable Interest Entity (“VIE”) of which Aircastle is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.
Risk and Uncertainties
In the normal course of business, Aircastle encounters several significant types of economic risk including credit, market, aviation industry and capital market risks. Credit risk is the risk of a lessee’s inability or unwillingness to make contractually required payments and to fulfill its other contractual obligations to Aircastle. Market risk reflects the change in the value of financings due to changes in interest rate spreads or other market factors, including the value of collateral underlying financings. Aviation industry risk is the risk of a downturn in the commercial aviation industry which could adversely impact a lessee’s ability to make payments, increase the risk of early lease terminations and depress lease rates and the value of the Company’s aircraft. Capital market risk is the risk that the Company is unable to obtain capital at reasonable rates to fund the growth of its business or to refinance existing debt facilities.
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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2021
COVID-19 Pandemic
COVID-19 has had an unprecedented negative impact on the aviation sector, resulting in a dramatic slowdown in air traffic. While there have been some improvements in certain markets recently, according to IATA, as of August 31, 2021, air travel was still down to approximately 44% compared to normal levels and a full recovery to pre-pandemic levels is not expected for several years. Substantially all the world’s airlines have experienced financial difficulties and liquidity challenges, including many of our customers. While we believe long-term demand for air travel will return to historical trends over time, the near-term impacts of COVID-19’s economic shock are material; the extent and duration of those impacts cannot currently be determined.
Even as the airline industry begins to recover, airlines continue to seek support from their respective governments, raise debt and equity, delay or cancel new aircraft orders, furlough employees, request concessions from lessors, and in certain cases, seek judicial protection. As of October 8, 2021, our total deferrals, net of repayments, were $101,844. These deferrals have been granted to twenty customers for an average of six to nine months of lease rentals and represent 18% of Lease rental and Direct financing and sales-type lease revenues for the twelve months ended August 31, 2021. Of the total deferrals, $89,777 is included in Accounts receivable or Other assets as of August 31, 2021, with the balance representing future lease payments. Approximately 77% of our total deferrals as of October 8, 2021, have been agreed to as part of broader lease restructurings. These generally include term extensions, better security packages, or other valuable consideration in exchange for near-term economic concessions. Some have repayment terms that extend beyond twelve months and in a limited number of situations, we have agreed to broader lease restructurings that do not include the full repayment of all of lease payments.
If air traffic remains depressed and our customers are unable to obtain sufficient funds from private, governmental or other sources, we may need to grant additional deferrals to certain customers or extend the period of repayment for deferrals we have already made. We may ultimately not be able to collect all the amounts we have deferred.
As of October 8, 2021, six of our customers are subject to judicial insolvency proceedings or similar protection. These customers lease 22 aircraft, which represent 13% of our net book value of flight equipment (including Flight equipment held for lease and Net investment in leases, or “net book value”) and 10% of our Lease rental and direct financing and sales-type lease revenue as of and for the twelve months ended August 31, 2021. We are actively engaged in these judicial proceedings to protect our economic interests. However, the outcome of these proceedings is uncertain and could result in these customers negotiating reductions in aircraft lease rentals, rejecting their leases or taking other actions that could adversely impact us or the value of our aircraft. Based on historic experience, the judicial process can take up to twelve to eighteen months to be resolved. As a result of these proceedings, the recognition of lease rental revenue for certain customers may be done on a cash basis of accounting rather than the accrual method depending on the customers’ lease security arrangements.
LATAM, our second largest customer, is included in the above group and represents 7% of our net book value of flight equipment and 6% of our Lease rental revenue as of and for the twelve months ended August 31, 2021. We have signed restructured leases for all thirteen of the LATAM aircraft, subject only to LATAM emerging from the Chapter 11 process. During the three months ended August 31, 2021, the Company entered into claims sale and purchase agreements with a third party for the sale of certain unsecured claims filed by various Aircastle entities against LATAM Airlines Group S.A. and certain of its subsidiaries in the Chapter 11 case captioned LATAM Airlines Group S.A., et al., Case No. 20-11254 (JLG) (Jointly Administered) (the “LATAM Bankruptcy”). The allowed amount of our unsecured claims was approved by the Bankruptcy Court and proceeds from the sales of these claims in the amount of $55,213 were received during the three and six months ended August 31, 2021 and recognized in Other income (expense).
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
August 31, 2021
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
Impairment of Flight Equipment
We perform an annual recoverability assessment of all aircraft in our fleet, on an aircraft-by-aircraft basis. A recoverability assessment is also performed whenever events or changes in circumstances, or indicators, suggest that the carrying amount or net book value of an asset may not be recoverable. Indicators may include, but are not limited to, a significant lease restructuring or early lease termination, significant change in an aircraft type’s storage levels, the introduction of newer technology aircraft or engines, an aircraft type is no longer in production or a significant airworthiness directive is issued. When we perform a recoverability assessment, we measure whether the estimated future undiscounted net cash flows expected to be generated by the aircraft exceed its net book value. The undiscounted cash flows consist of cash flows from currently contracted lease rental and maintenance payments, future projected lease rates and maintenance payments, transition costs, estimated down time, and estimated residual or scrap values for an aircraft. In the event that an aircraft does not meet the recoverability test, the aircraft will be adjusted to fair value, resulting in an impairment charge. See Note 2 – Fair Value Measurements.
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
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2020-04, Reference Rate Reform Topic 848 (“ASC 848”), in response to the market transition from the LIBOR and other interbank offered rates (“IBORs”) to alternative reference rates. U.S. GAAP requires entities to evaluate whether a contract modification, such as the replacement or change of a reference rate, results in the establishment of a new contract or continuation of an existing contract. ASC 848 allows an entity to elect not to apply certain modification accounting requirements to contracts affected by reference rate reform. The standard provides this temporary election through December 31, 2022, and cannot be applied to contract modifications that occur after December 31, 2022. Reference rate reform will primarily impact our lease and debt arrangements for which floating-rate lease rentals and interest expense are based on LIBOR. As of August 31, 2021, less than 1% of our fleet have floating-rate lease rentals and, for the three and six months ended August 31, 2021, 4% of our interest expense was derived from floating-rate debt which is referenced to LIBOR. We have not adopted ASC 848 and are currently evaluating the election available to us under the standard.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2021
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
The following tables set forth our financial assets as of August 31, 2021 and February 28, 2021 that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

		Fair Value Measurements at August 31, 2021 Using Fair Value Hierarchy
	Fair Value as of August 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$337,455	$337,455	$—	$—	Market
Restricted cash and cash equivalents	2,740	2,740	—	—	Market

Total	$340,195	$340,195	$—	$—

		Fair Value Measurements at February 28, 2021 Using Fair Value Hierarchy
	Fair Value as of February 28, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$578,004	$578,004	$—	$—	Market
Restricted cash and cash equivalents	2,594	2,594	—	—	Market

Total	$580,598	$580,598	$—	$—
Our cash and cash equivalents, and restricted cash and cash equivalents balances, consist largely of money market securities that are highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.
For the three and six months ended August 31, 2021, we had no transfers into or out of Level 3.
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
August 31, 2021
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
Aircraft Valuation
Impairment of Flight Equipment
During the three months ended August 31, 2021, the Company recorded impairment charges totaling $21,232, of which $18,012 were transactional impairments primarily related to two narrow-body aircraft resulting from early lease terminations. The Company recognized $16,085 of maintenance revenue for these two aircraft.
During the six months ended August 31, 2021, the Company recorded impairment charges totaling $41,815, of which $38,594 were transactional impairments, primarily related to four narrow-body aircraft resulting from three early lease terminations and one scheduled lease expiration. The Company recognized $37,146 of maintenance revenue for these four aircraft.
During the three months ended August 31, 2020, the Company recorded impairment charges totaling $212,387, of which $169,346 were transactional impairments, primarily related to four wide-body aircraft and two narrow-body aircraft. The Company recognized $9,267 of maintenance revenue for these six aircraft. The impairment charges were attributable to early lease terminations, judicial insolvency proceedings, or as a result of our annual recoverability assessment.
During the six months ended August 31, 2020, the Company recorded impairment charges totaling $289,685, of which $246,644 were transactional impairments primarily related to twelve narrow-body and five wide-body aircraft. The Company recognized $92,193 of maintenance and security deposits into revenue for these seventeen aircraft. The impairment charges were attributable to early lease terminations, scheduled lease expirations, lessee defaults, judicial insolvency proceedings, or as a result of our annual recoverability assessment.
Annual Recoverability Assessment
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
August 31, 2021
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
The carrying amounts and fair values of our financial instruments at August 31, 2021 and February 28, 2021 were as follows:

	August 31, 2021		February 28, 2021
	Carrying Amount of Liability	Fair Value of Liability	Carrying Amount of Liability	Fair Value of Liability
Credit Facilities	$—	$—	$—	$—
Unsecured Term Loan	215,000	211,245	215,000	210,290
Export Credit Agency (“ECA”) Financings	25,316	26,377	36,423	37,942
Bank Financings	702,557	729,616	738,353	740,086
Senior Notes	3,700,000	3,972,066	4,200,000	4,402,722
All our financial instruments are classified as Level 2 except for our Senior Notes, which are classified as Level 1.
Note 3. Lease Rental Revenues and Flight Equipment Held for Lease
Minimum future annual lease rentals contracted to be received under our existing operating leases of flight equipment at August 31, 2021 were as follows:

Year Ending February 28/29,	Amount(1)
Remainder of 2021	$303,127
2022	590,132
2023	535,087
2024	404,218
2025	259,143
Thereafter	665,907
Total	$2,757,614
_______________
(1)Reflects impact of lessee lease rental deferrals.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2021
Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
Region	2021	2020	2021	2020
Asia and Pacific	32%	39%	33%	42%
Europe	36%	33%	35%	29%
Middle East and Africa	5%	5%	5%	7%
North America	15%	11%	15%	11%
South America	12%	12%	12%	11%

Total	100%	100%	100%	100%
The classification of regions in the table above and in the tables and discussion below is determined based on the principal location of the lessee of each aircraft.
The following table shows the number of lessees with lease rental revenue of at least 5% of total lease rental revenue and their combined total percentage of lease rental revenue for the periods indicated:

	Three Months Ended August 31,				Six Months Ended August 31,
	2021		2020		2021		2020
	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue
Largest lessees by lease rental revenue	4	30%	4	36%	5	34%	4	30%
The following table sets forth revenue attributable to individual countries representing at least 10% of Total revenue (including maintenance and other revenue) based on each lessee’s principal place of business for the periods indicated:

	Three Months Ended August 31,				Six Months Ended August 31,
	2021		2020		2021		2020
Country	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
India(1)	$20,316	13%	$28,876	17%	$40,518	13%	$53,496	12%
Mexico(2)	—	—%	—	—%	—	—%	80,745	18%
Chile	—	—%	17,102	10%	—	—%	—	—%
_______________
(1)For the three and six months ended August 31, 2021, total revenue attributable to India included maintenance revenue totaling $1,346 and $2,000. For the three and six months ended August 31, 2020, total revenue attributable to India included maintenance, gain on the sale of flight equipment and other revenue totaling $10,171 and $10,402.
(2)For the six months ended August 31, 2020, total revenue attributable to Mexico included maintenance and other revenue, including early lease termination fees and security deposits recognized into revenue, totaling $76,637. Total revenue attributable to Mexico was less than 10% for the three and six months ended August 31, 2021 and for the three months ended August 31, 2020.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2021
Geographic concentration of net book value of flight equipment (including flight equipment held for lease and net investment in leases, or “net book value”) was as follows:

	August 31, 2021			February 28, 2021
Region	Number of Aircraft		Net Book Value %	Number of Aircraft		Net Book Value %
Asia and Pacific	74		33%	79		37%
Europe	96		29%	92		27%
Middle East and Africa	10		4%	11		4%
North America	33		15%	28		12%
South America	25		13%	26		13%
Off-lease	17	(1)	6%	16	(2)	7%
Total	255		100%	252		100%
_______________
(1)Of the seventeen off-lease aircraft at August 31, 2021, we have two narrow-body aircraft and three wide-body aircraft which we are currently marketing for lease or sale.
(2)Of the sixteen off-lease aircraft at February 28, 2021, we have three wide-body aircraft which we are currently marketing for lease or sale.
The following table sets forth the net book value of flight equipment (includes net book value of flight equipment held for lease and net investment in leases) attributable to individual countries representing at least 10% of net book value of flight equipment based on each lessee’s principal place of business as of:

	August 31, 2021			February 28, 2021
Country	Net Book Value	Net Book Value %	Number of Lessees	Net Book Value	Net Book Value %	Number of Lessees
India	$704,238	11%	3	$756,514	11%	3
At August 31, 2021 and February 28, 2021, the amounts of lease incentive liabilities recorded in maintenance payments on our Consolidated Balance Sheets were $17,577 and $14,673, respectively.
Note 4. Net Investment in Leases
At August 31, 2021 and February 28, 2021, our net investment in leases consisted of fifteen and fifteen aircraft, respectively. The components of our net investment in leases at August 31, 2021 and February 28, 2021, were as follows:

	August 31, 2021	February 28, 2021
Lease receivable	$55,232	$67,075
Unguaranteed residual value of flight equipment	132,943	129,165
Net investment leases	188,175	196,240
Allowance for credit losses	(876)	(864)
Net investment in leases, net of allowance	$187,299	$195,376

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2021
The activity in the allowance for credit losses related to our net investment in leases for the six months ended August 31, 2021 is as follows:

Amount
Balance at February 28, 2021	$864
Provision for credit losses	12
Balance at August 31, 2021	$876
At August 31, 2021, future lease payments on net investment in leases are as follows:

Year Ending February 28/29,	Amount
Remainder of 2021	$10,145
2022	13,470
2023	12,568
2024	6,989
2025	6,060
Thereafter	15,414
Total lease payments to be received	64,646
Present value of lease payments - lease receivable	(55,232)
Difference between undiscounted lease payments and lease receivable	$9,414
Note 5. Unconsolidated Equity Method Investments
We have a joint venture with Mizuho Leasing which has nine aircraft with a net book value of $305,251 at August 31, 2021.

Amount
Investment in joint ventures at February 28, 2021	$35,377
Earnings from joint venture, net of tax	745
Investment in joint ventures at August 31, 2021	$36,122

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2021
Note 6. Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured debt financings are as follows:

	At August 31, 2021				At February 28, 2021
Debt Obligation	Outstanding Borrowings	Number of Aircraft	Interest Rate	Final Stated Maturity	Outstanding Borrowings
Secured Debt Financings:
ECA Financings	$25,316	1	3.49%	11/30/24	$36,423
Bank Financings(1)	702,557	31	2.19% to 4.55%	06/17/23 to 03/06/25	738,353
Less: Debt issuance costs and discounts	(4,819)	—			(5,926)
Total secured debt financings, net of debt issuance costs and discounts	723,054	32			768,850

Unsecured Debt Financings:
Senior Notes due 2022	—		5.50%	02/15/22	500,000
Senior 5.00% Notes due 2023	500,000		5.00%	04/01/23	500,000
Senior 4.40% Notes due 2023	650,000		4.40%	09/25/23	650,000
Senior Notes due 2024	500,000		4.125%	05/01/24	500,000
Senior Notes due 2025	650,000		5.25%	08/11/25	650,000
Senior Notes due 2026	650,000		4.25%	06/15/26	650,000
Senior Notes due 2028	750,000		2.85%	01/26/28	750,000
Unsecured Term Loans	215,000		1.59%	02/27/22 to 02/27/24	215,000
Revolving Credit Facilities	—		N/A	12/27/21 to 04/26/25	—
Less: Debt issuance costs and discounts	(45,426)				(48,739)
Total unsecured debt financings, net of debt issuance costs and discounts	3,869,574				4,366,261
Total secured and unsecured debt financings, net of debt issuance costs and discounts	$4,592,628				$5,135,111

(1)The borrowings under these financings at August 31, 2021 have a weighted-average fixed rate of interest of 3.21%.
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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2021
As of August 31, 2021, we had no borrowings outstanding under our revolving credit facilities and had $1,380,000 available for borrowing.
Senior Notes due 2022
On July 30, 2021, we redeemed all of the $500,000 outstanding aggregate principal amount of our 5.5% Senior Notes due 2022, including $12,604 of accrued interest and a $13,314 call premium.
As of August 31, 2021, we were in compliance with all applicable covenants in our financings.
Note 7. Shareholders' Equity
On June 8, 2021, the Company issued 400 shares of 5.250% Series A Cumulative Redeemable Perpetual Preference Shares, $0.01 par value, with a liquidation preference of $1,000 per share (the “Preference Shares”). The Preference Shares are perpetual and have no maturity date.
Dividends on the Preference Shares, when, as and if declared by the Company’s board of directors are payable semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2021. Dividends will be payable: (i) from the date of original issue to, but excluding September 15, 2026 (the “original reset date”) at a fixed rate per annum of 5.250%; (ii) from, and including, the original reset date to, but excluding, September 15, 2031 (the “2031 reset date”), at a rate per annum equal to the five-year treasury rate as of the most recent reset dividend determination date plus 4.410%; (iii) from, and including, the 2031 reset date to, but excluding, September 15, 2046 (the “2046 reset date”), during each reset period at a rate per annum equal to the five-year treasury rate as of the most recent reset dividend determination date plus 4.660%; and (iv) from, and including, the 2046 reset date, during each reset period at a rate per annum equal to the five-year treasury rate as of the most recent reset dividend determination date plus 5.410%. Dividends on the Preference Shares will accumulate daily and be cumulative from, and including, the date of original issuance of the Preference Shares.
The Company may not redeem the Preference Shares before the date that is 90-days prior to the original reset date. The Company may, at its option, redeem the Preference Shares, in whole or in part, from time to time during the period beginning 90-days prior to each reset date and ending on such reset date at a redemption price in cash equal to $1,000 per Preference Share, plus all accumulated and unpaid dividends (whether or not declared) to, but excluding, such redemption date. In addition, the Company may redeem the Preference Shares, in whole but not in part, at the Company’s option under certain other limited conditions.
Except with respect to certain amendments to the terms of the Preference Shares, in the case of certain dividend non-payments and as otherwise required by applicable law, the Preference Shares do not have voting rights.
On August 19, 2021, the Company’s Board of Directors approved a quarterly dividend for the Company’s Preference Shares in the amount of $5,658, which was paid on September 15, 2021.
Note 8. Related Party Transactions
On April 26, 2021, the Company entered into an amendment that reduced the size and extended the term of our unsecured revolving credit facility with Mizuho Bank Ltd., a related party – see Note 6 for additional information.
During the three and six months ended August 31, 2021, the Company incurred $935 and $1,915, respectively, in fees to Marubeni as part of its intra-company service agreement, whereby Marubeni provides certain management and administrative services to the Company. The Company also entered into a parts management services and supply agreement with an affiliate of Marubeni under which we purchased parts totaling $1,441 and $1,958 during the three and six months ended August 31, 2021, respectively.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2021
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
The sources of income (loss) from continuing operations before income taxes and earnings of our unconsolidated equity method investments for the three and six months ended August 31, 2021 and 2020 were as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2021	2020	2021	2020
U.S. operations	$4,479	$8,851	$8,190	$12,897
Non-U.S. operations	12,531	(210,018)	(9,512)	(241,885)
Income (loss) from continuing operations before income taxes and earnings of unconsolidated equity method investments	$17,010	$(201,167)	$(1,322)	$(228,988)
Our aircraft-owning subsidiaries generally earn income from sources outside the U.S. and typically are not subject to U.S. federal, state or local income taxes. The aircraft owning subsidiaries resident in Ireland and the U.S. are subject to tax in those respective jurisdictions.
We have a U.S.-based subsidiary which provides management services to our subsidiaries and is subject to U.S. federal, state and local income taxes. We also have Ireland and Singapore based subsidiaries which provide management services to our non-U.S. subsidiaries and are subject to tax in those respective jurisdictions.
The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law on March 27, 2020. The CARES Act, among other things, includes provisions relating to net operating loss carrybacks, alternative minimum tax credit refunds, modification to the net interest expense deduction limitation and technical correction to the tax depreciation methods for qualified improvement property. The CARES Act did not materially impact the Company’s effective tax rate for the six months ended August 31, 2021.
The Company’s effective tax rates (“ETRs”) for the three and six months ended August 31, 2021 and 2020 were 45.1% and (6.5)%, and 47.4%, and (5.4)%, respectively. The movement in the ETR is primarily caused by changes in the mix of the Company’s pre-tax earnings/(losses) in its taxable and non-tax jurisdictions. The six months ended August 31, 2021 included income from the sale of unsecured claims related to the LATAM Bankruptcy, which was recorded in a low tax jurisdiction. Further, the six months ended August 31, 2020 included discrete items related to stock compensation and the impact of the CARES act.
Note 10. Interest, Net
The following table shows the components of interest, net:

	Three Months Ended August 31,		Six Months Ended August 31,
	2021	2020	2021	2020
Interest on borrowings and other liabilities	$51,807	$52,638	$106,135	$108,483
Amortization of deferred financing fees and debt discount	4,193	3,402	8,384	6,713
Interest expense	56,000	56,040	114,519	115,196
Less: Interest income	(382)	(716)	(712)	(1,146)
Less: Capitalized interest	(205)	—	(357)	—

Interest, net	$55,413	$55,324	$113,450	$114,050

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2021
Note 11. Commitments and Contingencies
Rent expense, primarily for the corporate offices and sales and marketing offices, was $395 and $808 for the three and six months ended August 31, 2021, and $390 and $801 for the three and six months ended August 31, 2020, respectively.
As of August 31, 2021, Aircastle is obligated under non-cancelable operating leases relating principally to office facilities in Stamford, Connecticut; Dublin, Ireland; and Singapore for future minimum lease payments as follows:

Year Ending February 28/29,	Amount
Remainder of 2021	$979
2022	1,780
2023	1,713
2024	1,744
2025	1,775
Thereafter	4,375
Total	$12,366
At August 31, 2021, we had commitments to acquire 24 aircraft for $801,841.
Commitments, including $97,784 of remaining progress payments, contractual price escalations and other adjustments for these aircraft, at August 31, 2021, net of amounts already paid, are as follows:

Year Ending February 28/29,	Amount
Remainder of 2021	$152,314
2022	177,850
2023	287,860
2024	71,667
2025	112,150
Thereafter	—
Total	$801,841
Note 12. Other Assets
The following table describes the principal components of other assets on our Consolidated Balance Sheets as of:

	August 31, 2021	February 28, 2021
Deferred income tax asset	$623	$637
Lease incentives and lease premiums, net of amortization of $82,684 and $75,126, respectively	61,649	75,169
Flight equipment held for sale	47,263	53,289
Aircraft purchase deposits and Embraer E-2 progress payments	44,932	52,092
Right-of-use asset(1)	7,767	8,056
Deferred rent receivable	72,350	69,103
Other assets	91,991	53,598

Total other assets	$326,575	$311,944
______________
(1)Net of lease incentives and tenant allowances.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2021
Note 13. Accounts Payable, Accrued Expenses and Other Liabilities
The following table describes the principal components of accounts payable, accrued expenses and other liabilities recorded on our Consolidated Balance Sheets as of:

	August 31, 2021	February 28, 2021
Accounts payable, accrued expenses and other liabilities	$47,271	$43,088
Deferred income tax liability	79,349	75,124
Accrued interest payable	42,350	43,676
Lease liability	10,534	11,003
Lease discounts, net of amortization of $45,344 and $44,887, respectively	918	1,376

Total accounts payable, accrued expenses and other liabilities	$180,422	$174,267
Note 14. Subsequent Event
During the fiscal third quarter of 2021, the Company will record impairment charges, net of maintenance and other revenue, approximating $48,000 related to three aircraft as a result of a lessee default.

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
All statements included or incorporated by reference in this Quarterly Report on Form 10-Q (this “report”), other than characterizations of historical fact, are forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not necessarily limited to, statements relating to our ability to acquire, sell, lease or finance aircraft, raise capital, pay dividends, and increase revenues, earnings, EBITDA and Adjusted EBITDA and the global aviation industry and aircraft leasing sector. Words such as “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “may,” “will,” “would,” “could,” “should,” “seeks,” “estimates” and variations on these words and similar expressions are intended to identify such forward-looking statements. These statements are based on our historical performance and that of our subsidiaries and on our current plans, estimates and expectations and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements; Aircastle can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any such forward-looking statements which are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. These risks or uncertainties include, but are not limited to, those described from time to time in Aircastle’s filings with the Securities and Exchange Commission (the “SEC”) and previously disclosed under “Risk Factors” in Part I - Item 1A of Aircastle’s Annual Report on Form 10-K for the year ended February 28, 2021. In addition, new risks and uncertainties emerge from time to time, and it is not possible for Aircastle to predict or assess the impact of every factor that may cause its actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this report. Aircastle expressly disclaims any obligation to revise or update publicly any forward-looking statement to reflect future events or circumstances.
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

OVERVIEW
Aircastle acquires, leases, and sells commercial jet aircraft to airlines throughout the world. As of August 31, 2021, we owned and managed on behalf of our joint ventures 264 aircraft leased to 76 lessees located in 42 countries. Our aircraft are managed by an experienced team based in the United States, Ireland and Singapore. Our aircraft are generally subject to net leases whereby the lessee is responsible for maintaining the aircraft and paying operational, maintenance and insurance costs. However, in many cases we are obligated to pay a specified portion of maintenance or modification costs. As of August 31, 2021, the net book value of our flight equipment (including flight equipment held for lease and net investment in leases, or “net book value”) was $6.76 billion compared to $6.69 billion at February 28, 2021. Our total revenues, net income (loss) and Adjusted EBITDA for the three and six months ended August 31, 2021 were $157.7 million and $323.5 million, $9.8 million and $0.1 million, and $197.5 million and $345.8 million, respectively.
Historically, growth in commercial air traffic has been correlated with world economic activity. Prior to the COVID-19 pandemic, commercial air traffic growth expanded at a rate 1.3 to 2 times that of global GDP growth. This expansion of air travel has driven growth in the world aircraft fleet; and there are approximately 24,000 commercial mainline passenger and freighter aircraft in the world fleet today. Aircraft leasing companies own approximately 52% of the world’s commercial jet aircraft. Under normal circumstances, we would expect the global fleet to continue expanding at a two to four percent average annual rate.
COVID-19 has had an unprecedented negative impact on the aviation sector, resulting in a dramatic slowdown in air traffic. While there have been some improvements in certain markets recently, according to IATA, as of August 31, 2021, air travel was still down to approximately 44% compared to normal levels and a full recovery to pre-pandemic levels is not expected for several years. Substantially all the world’s airlines have experienced financial difficulties and liquidity challenges, including many of our customers. While we believe long-term demand for air travel will return to historical trends over time, the near-term impacts of COVID-19’s economic shock are material; the extent and duration of those impacts cannot currently be determined.
Even as the airline industry begins to recover, airlines continue to seek support from their respective governments, raise debt and equity, delay or cancel new aircraft orders, furlough employees, request concessions from lessors, and in certain cases, seek judicial protection. As of October 8, 2021, our total deferrals, net of repayments, were $101.8 million. These deferrals have been granted to twenty customers for an average of six to nine months of lease rentals and represent 18% of Lease rental and Direct financing and sales-type lease revenues for the twelve months ended August 31, 2021. Of the total deferrals, $89.8 million is included in Accounts receivable or Other assets as of August 31, 2021, with the balance representing future lease payments. Approximately 77% of our total deferrals as of October 8, 2021, have been agreed to as part of broader lease restructurings. These generally include term extensions, better security packages, or other valuable consideration in exchange for near-term economic concessions. Some have repayment terms that extend beyond twelve months and in a limited number of situations, we have agreed to broader lease restructurings that do not include the full repayment of all of lease payments.
If air traffic remains depressed and our customers are unable to obtain sufficient funds from private, governmental or other sources, we may need to grant additional deferrals to certain customers or extend the period of repayment for deferrals we have already made. We may ultimately not be able to collect all the amounts we have deferred.
As of October 8, 2021, six of our customers are subject to judicial insolvency proceedings or similar protection. These customers lease 22 aircraft, which represent 13% of our net book value of flight equipment (including Flight equipment held for lease and Net investment in leases, or “net book value”) and 10% of our Lease rental and direct financing and sales-type lease revenue as of and for the twelve months ended August 31, 2021. We are actively engaged in these judicial proceedings to protect our economic interests. However, the outcome of these proceedings is uncertain and could result in these customers negotiating reductions in aircraft lease rentals, rejecting their leases or taking other actions that could adversely impact us or the value of our aircraft. Based on historic experience, the judicial process can take up to twelve to eighteen months to be resolved. As a result of these proceedings, the recognition of lease rental revenue for certain customers may be done on a cash basis of accounting rather than the accrual method depending on the customers’ lease security arrangements.
LATAM, our second largest customer, is included in the above group and represents 7% of our net book value of flight equipment and 6% of our Lease rental revenue as of and for the twelve months ended August 31, 2021. We have signed restructured leases for all thirteen of the LATAM aircraft, subject only to LATAM emerging from the Chapter 11 process. During the three months ended August 31, 2021, the Company entered into claims sale and purchase agreements with a third party for the sale of certain unsecured claims filed by various Aircastle entities against LATAM Airlines Group S.A. and certain of its subsidiaries in the Chapter 11 case captioned LATAM Airlines Group S.A., et al., Case No. 20-11254 (JLG) (Jointly Administered). The allowed amount of our unsecured claims was approved by the Bankruptcy Court. Proceeds from the sales of these claims in the amount of $55.2 million were received during the three and six months ended August 31, 2021 and recognized in Other income (expense).
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
We believe that we have sufficient liquidity to meet our contractual obligations over the next twelve months and as of October 1, 2021, total liquidity of $2.4 billion includes $1.4 billion of undrawn credit facilities, $0.3 billion of unrestricted cash, $0.3 billion of contracted asset sales and $0.4 billion of projected operating cash flows through September 30, 2022. As of August 31, 2021, we have commitments to acquire 24 aircraft for $801.8 million between 2021-2025.
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
Fiscal Year 2021 Lease Expirations and Lease Placements
At August 31, 2021, the Company had seventeen off-lease aircraft and seventeen aircraft with scheduled lease expirations in fiscal 2021. As of October 8, 2021, of these 34 aircraft, we have eleven aircraft, which account for 4.2% of our net book value at August 31, 2021, still to be placed or sold.
Fiscal Years 2022-2025 Lease Expirations and Lease Placements
Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in the fiscal years 2022-2025, representing the percentage of our net book value of flight equipment (including flight equipment held for lease and net investment in leases) at August 31, 2021, specified below:
•2022: 18 aircraft, representing 5%;
•2023: 44 aircraft, representing 13%;
•2024: 53 aircraft, representing 20%; and
•2025: 38 aircraft, representing 16%.

Acquisitions and Sales
During the six months ended August 31, 2021, we acquired eight aircraft for $353.3 million. As of October 8, 2021, we acquired no additional aircraft. At August 31, 2021, we had commitments to acquire 24 aircraft for $801.8 million. Of this amount, $152.3 million represents commitments for the remainder of fiscal year 2021.
During the six months ended August 31, 2021, we sold four aircraft and other flight equipment for net proceeds of $77.9 million, and recognized net gains on sales of $10.5 million. As of October 8, 2021, we have sold one additional aircraft.
The following table sets forth certain information with respect to the aircraft owned by us as of August 31, 2021:
AIRCASTLE AIRCRAFT INFORMATION (dollars in millions)

Owned Aircraft	As of August 31, 2021(1)	As of August 31, 2020(1)
Net Book Value of Flight Equipment	$6,761	$7,121
Net Book Value of Unencumbered Flight Equipment	$5,593	$5,578
Number of Aircraft	255	273
Number of Unencumbered Aircraft	223	237
Number of Lessees	76	80
Number of Countries	42	45
Weighted Average Age (years)(2)	10.6	10.5
Weighted Average Remaining Lease Term (years)(2)	4.6	4.2
Weighted Average Fleet Utilization during the three months ended August 31, 2021 and 2020(3)	94.1%	93.6%
Weighted Average Fleet Utilization during the six months ended August 31, 2021 and 2020(3)	93.6%	95.1%
Portfolio Yield for the three months ended August 31, 2021 and 2020(4)	8.7%	8.8%
Portfolio Yield for the six months ended August 31, 2021 and 2020(4)	8.5%	9.5%

Managed Aircraft on behalf of Joint Venture
Net Book Value of Flight Equipment	$305	$319
Number of Aircraft	9	9

(1)Calculated using net book value at period end.
(2)Weighted by net book value.
(3)Aircraft on-lease days as a percent of total days in period weighted by net book value. The decrease from our historical utilization rate for the three months ended August 31, 2021 and 2020, was primarily due to off-lease aircraft as a result of early lease terminations and scheduled lease expirations.
(4)Lease rental revenue, interest income and cash collections on our net investment in leases for the period as a percent of the average net book value for the period; quarterly information is annualized. The calculation of portfolio yield includes our net investment in leases in the average net book value, and the interest income and cash collections from our net investment in lease rentals.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of August 31, 2021			Owned Aircraft as of August 31, 2020
	Number of Aircraft		% of Net Book Value(1)	Number of Aircraft		% of Net Book Value(1)
Aircraft Type
Passenger:
Narrow-body	229		79%	245		78%
Wide-body	22		17%	24		18%
Total Passenger	251		96%	269		96%
Freighter	4		4%	4		4%
Total	255		100%	273		100%

Manufacturer
Airbus	171		65%	185		64%
Boeing	77		33%	83		34%
Embraer	7		2%	5		2%
Total	255		100%	273		100%

Regional Diversification
Asia and Pacific	74		33%	89		39%
Europe	96		29%	99		28%
Middle East and Africa	10		4%	11		4%
North America	33		15%	28		10%
South America	25		13%	26		13%
Off-lease	17	(2)	6%	20	(3)	6%

Total	255		100%	273		100%

(1)    Calculated using net book value at period end.
(2)    Of the seventeen off-lease aircraft at August 31, 2021, we have two narrow-body aircraft and three wide-body aircraft which we are currently marketing for lease or sale.
(3)    Of the twenty off-lease aircraft at August 31, 2020, we have three wide-body aircraft which we are currently marketing for lease or sale.

Our largest customer represents approximately 7% of our net book value at August 31, 2021. The top ten customers for aircraft we owned at August 31, 2021, are as follows:

Customer	Country	Percent of Net Book Value	Number of Aircraft
IndiGo	India	7.5%	11
LATAM(1)	Chile	7.4%	13
Iberia	Spain	3.8%	15
easyJet	United Kingdom	3.8%	21
Air Canada	Canada	3.6%	5
Lion Air	Indonesia	3.4%	7
Frontier Airlines	United States	3.0%	4
Aerolineas Argentinas	Argentina	2.9%	5
American Airlines	United States	2.7%	7
AirBridgeCargo(2)	Russia	2.5%	2

Total top ten customers		40.6%	90
All other customers		59.4%	165

Total all customers		100.0%	255

(1)     LATAM filed for Chapter 11 in May 2020. We have signed restructured leases for all thirteen of the LATAM aircraft, subject only to LATAM emerging from the Chapter 11 process.
(2) Guaranteed by Volga-Dnepr Airlines. We have one additional aircraft on lease with an affiliate.
Finance
We operate in a capital-intensive industry and have a demonstrated track record of raising substantial amounts of capital over the last sixteen years. Since our inception in late 2004, we have raised $2.09 billion in equity capital from private and public investors. We also raised $18.92 billion in debt capital from a variety of sources including export credit agency-backed debt, commercial bank debt, the aircraft securitization markets and the unsecured bond market. The diversity and global nature of our financing sources demonstrates our ability to adapt to changing market conditions and seize new growth opportunities.
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
See “Liquidity and Capital Resources — Secured Debt Financings” and “Liquidity and Capital Resources — Unsecured Debt Financings” below.

RESULTS OF OPERATIONS
Comparison of the three months ended August 31, 2021 to the three months ended August 31, 2020:

	Three Months Ended August 31,
	2021	2020
	(Dollars in thousands)
Revenues:
Lease rental revenue	$137,589	$150,895
Direct financing and sales-type lease revenue	2,776	4,747
Amortization of lease premiums, discounts and incentives	(5,835)	(4,629)
Maintenance revenue	21,218	20,034
Total lease revenue	155,748	171,047
Gain (loss) on sale of flight equipment	1,502	(848)
Other revenue	402	1,123
Total revenues	157,652	171,322
Operating expenses:
Depreciation	83,391	86,749
Interest, net	55,413	55,324
Selling, general and administrative	15,996	13,555
Impairment of flight equipment	21,232	212,387
Maintenance and other costs	8,087	4,271
Total operating expenses	184,119	372,286

Other income (expense):
Loss on extinguishment of debt	(14,132)	(57)
Merger expenses	—	27
Other	57,609	(173)
Total other income (expense)	43,477	(203)

Income (loss) from continuing operations before income taxes and earnings of unconsolidated equity method investments	17,010	(201,167)
Income tax provision	7,665	13,020
Earnings of unconsolidated equity method investments, net of tax	458	674
Net income (loss)	$9,803	$(213,513)
Revenues
Total revenues decreased by $13.7 million for the three months ended August 31, 2021 as compared to the three months ended August 31, 2020.
Lease rental revenue decreased by $13.3 million as a result of:
•a $7.3 million decrease due to the sale of twelve aircraft since June 1, 2020;
•an $8.5 million decrease due to lease extensions, amendments transitions and other changes; and
•a $2.5 million decrease due to early lease terminations and the recognition of lease rental revenue for certain customers using a cash basis of accounting rather than an accrual method – see Note 1 regarding our lease revenue recognition policy.
This decrease was partially offset by a $5.0 million increase in revenue, reflecting the impact of ten aircraft purchased since June 1, 2020.
Direct financing and sales-type lease revenue decreased $2.0 million for the three months ended August 31, 2021, as compared to the three months ended August 31, 2020, primarily attributable to the early lease terminations of one aircraft and the transfer of six aircraft to operating leases.

Amortization of lease premiums, discounts and lease incentives consisted of the following:

	Three Months Ended August 31,
	2021	2020
	(Dollars in thousands)
Amortization of lease premiums	$(3,597)	$(3,374)
Amortization of lease discounts	227	264
Amortization of lease incentives	(2,465)	(1,519)

Amortization of lease premiums, discounts and incentives	$(5,835)	$(4,629)

Maintenance revenue. For the three months ended August 31, 2021, we recorded $21.2 million of maintenance revenue, comprised primarily of $17.0 million related to the early lease terminations of three narrow-body aircraft. For the three months ended August 31, 2020, we recorded $20.0 million of maintenance revenue primarily related to the early lease terminations of three narrow-body aircraft.
Gain (loss) on sale of flight equipment increased $2.4 million to a gain of $1.5 million for the three months ended August 31, 2021 as compared to a loss of $0.8 million for the three months ended August 31, 2020. We sold one aircraft in each of the three month periods ended August 31, 2021 and 2020.
Operating expenses
Total operating expenses decreased by $188.2 million for the three months ended August 31, 2021, as compared to the three months ended August 31, 2020.
Depreciation expense decreased by $3.4 million for the three months ended August 31, 2021 as compared to the three months ended August 31, 2020, primarily attributable to a decrease of $5.6 million resulting from twelve aircraft sold since June 1, 2020 and lower depreciation on aircraft subject to impairment charges recorded during 2021. This was partially offset by higher depreciation of $2.4 million due to ten aircraft acquired since June 1, 2020.
Interest, net consisted of the following:

	Three Months Ended August 31,
	2021	2020
	(Dollars in thousands)
Interest on borrowings and other liabilities	$51,807	$52,638
Amortization of deferred financing fees and debt discount	4,193	3,402
Interest expense	56,000	56,040
Less: Interest income	(382)	(716)
Less: Capitalized interest	(205)	—

Interest, net	$55,413	$55,324
Selling, general and administrative expenses for the three months ended August 31, 2021 increased $2.4 million as compared to the three months ended August 31, 2020, due to higher personnel costs, partially offset by a decrease in the provision for credit losses related to the change in our allowance for credit losses.
Impairment of aircraft. During the three months ended August 31, 2021, we recorded impairment charges of $21.2 million, of which $18.0 million were transactional impairments, primarily related to two narrow-body aircraft resulting from early lease terminations. The Company recognized $16.1 million of maintenance revenue for these two aircraft. During the three months ended August 31, 2020, we recorded transactional impairment charges totaling $212.4 million, of which $169.3 million were transactional impairments related to four wide-body and two narrow-body aircraft. The Company recognized $9.3 million of maintenance revenue related to these six aircraft during the three months ended August 31, 2020. The impairment charges were attributable to early lease terminations, judicial insolvency proceedings, or as a result of our annual recoverability assessment.

Maintenance and other costs were $8.1 million for the three months ended August 31, 2021, an increase of $3.8 million as compared to the three months ended August 31, 2020, primarily attributable to higher costs for aircraft that returned due to lease terminations and are being transitioned to new lessees.
Other income (expense)
Total other income (expense) increased by $43.7 million for the three months ended August 31, 2021, as compared to the three months ended August 31, 2020. During the three months ended August 31, 2021, the Company recognized $55.2 million of proceeds from the sales of unsecured claims related to the LATAM Bankruptcy into Other income (expense) – see Note 1. This was partially offset by a $14.1 million loss on extinguishment of debt related to the early redemption in full of $500.0 million outstanding aggregate principal amount of our 5.5% Senior Notes due 2022.
Income tax provision
Our income tax provision for the three months ended August 31, 2021 and 2020 was $7.7 million and $13.0 million, respectively. The decrease in our income tax provision of $5.4 million was primarily attributable to changes in the mix of pre-tax book income/(loss) in Bermuda, Ireland and the United States. The three months ended August 31, 2021 included income from the sales of unsecured claims related to the LATAM Bankruptcy, which was recorded in a low tax jurisdiction. Further, the three months ended August 31, 2020 included discrete items related to stock compensation and the impact of the CARES Act.

RESULTS OF OPERATIONS
Comparison of the six months ended August 31, 2021 to the six months ended August 31, 2020:

	Six Months Ended August 31,
	2021	2020
	(Dollars in thousands)
Revenues:
Lease rental revenue	$269,714	$334,073
Direct financing and sales-type lease revenue	5,653	10,064
Amortization of lease premiums, discounts and incentives	(11,159)	(11,975)
Maintenance revenue	47,694	96,665
Total lease revenue	311,902	428,827
Gain on sale of flight equipment	10,524	11,230
Other revenue	1,036	13,793
Total revenues	323,462	453,850
Operating expenses:
Depreciation	165,782	175,961
Interest, net	113,450	114,050
Selling, general and administrative	31,585	61,006
Impairment of flight equipment	41,815	289,685
Maintenance and other costs	15,615	9,837
Total operating expenses	368,247	650,539

Other income (expense):
Loss on extinguishment of debt	(14,156)	(65)
Merger expenses	—	(32,042)
Other	57,619	(192)
Total other income (expense)	43,463	(32,299)

Loss from continuing operations before income taxes and earnings of unconsolidated equity method investments	(1,322)	(228,988)
Income tax (benefit) provision	(627)	12,469
Earnings of unconsolidated equity method investments, net of tax	745	1,405
Net income (loss)	$50	$(240,052)

Revenues
Total revenues decreased $130.4 million for the six months ended August 31, 2021 as compared to the six months ended August 31, 2020.
Lease rental revenue decreased by $64.4 million as a result of:
•a $46.2 million decrease due to early lease terminations and the recognition of lease rental revenue for certain customers using a cash basis of accounting rather than an accrual method – see Note 1 regarding our lease revenue recognition policy;
•a $14.3 million decrease due to the sale of thirteen aircraft since March 1, 2020; and
•a $11.3 decrease due to lease extensions, amendments, transitions and other changes.
This decrease was partially offset by a $7.5 million increase in revenue, reflecting the impact of thirteen aircraft purchased since March 1, 2020.
Direct financing and sales-type lease revenue decreased $4.4 million for the six months ended August 31, 2021, as compared to the six months ended August 31, 2020, primarily attributable to the early lease terminations of eight aircraft and the transition of seven aircraft to operating leases.
Amortization of lease premiums, discounts and lease incentives:

	Six Months Ended August 31,
	2021	2020
	(Dollars in thousands)
Amortization of lease premiums	$(6,500)	$(8,466)
Amortization of lease discounts	457	548
Amortization of lease incentives	(5,116)	(4,057)

Amortization of lease premiums, discounts and incentives	$(11,159)	$(11,975)
The decrease in amortization of lease premiums of $2.0 million for the six months ended August 31, 2021 as compared to the six months ended August 31, 2020 was primarily due to early lease terminations.
Maintenance revenue. For the six months ended August 31, 2021, we recorded $47.7 million of maintenance revenue, comprised primarily of $41.9 million related to the scheduled lease expirations of four narrow-body aircraft and the early lease terminations of three narrow-body and one wide-body aircraft. In addition, we recorded $5.4 million of maintenance revenue related to one narrow-body and one wide-body aircraft for which the customers are subject to judicial insolvency proceedings or similar protection. For the six months ended August 31, 2020, we recorded $96.7 million of maintenance revenue, comprised primarily of $59.4 million related to the early lease terminations of thirteen narrow-body aircraft and $36.3 million related to the scheduled lease expirations of three narrow-body and one wide-body aircraft.
Gain on sale of flight equipment decreased $0.7 million to $10.5 million for the six months ended August 31, 2021 as compared to $11.2 million for the six months ended August 31, 2020. During the six months ended August 31, 2021, we sold four aircraft, as compared to the sale of three aircraft during the six months ended August 31, 2020. Gain on sale for the six months ended August 31, 2020 was primarily attributable to the receipt of insurance proceeds for one aircraft which was disposed.
Other revenue decreased $12.8 million to $1.0 million for the six months ended August 31, 2021 as compared to $13.8 million for the six months ended August 31, 2020. The six months ended August 31, 2020 included $12.8 million of security deposits recognized into revenue related to the early lease terminations of seven narrow-body aircraft.
Operating expenses
Total operating expenses decreased $282.3 million for the six months ended August 31, 2021 as compared to the six months ended August 31, 2020.

Depreciation expense decreased $10.2 million for the six months ended August 31, 2021 as compared to the six months ended August 31, 2020. The decrease is primarily comprised of $13.8 million resulting from fourteen aircraft sold since March 1, 2020 and lower depreciation related to aircraft subject to aircraft impairments. This was partially offset by a $4.2 million increase in depreciation due to thirteen aircraft acquired since March 1, 2020.
Interest, net consisted of the following:

	Six Months Ended August 31,
	2021	2020
	(Dollars in thousands)
Interest on borrowings and other liabilities	$106,135	$108,483
Amortization of deferred financing fees and debt discount	8,384	6,713
Interest expense	114,519	115,196
Less: Interest income	(712)	(1,146)
Less: Capitalized interest	(357)	—

Interest, net	$113,450	$114,050
Interest, net decreased $0.6 million due to a lower weighted average debt outstanding and cost of borrowing.
Selling, general and administrative expenses decreased $29.4 million, primarily attributable to a decrease in share-based compensation expense of $28.0 million as a result of the completion of the Merger. The six months ended August 31, 2020 also included a provision for credit losses of $4.5 million related to the change in our allowance for credit losses.
Impairment of aircraft. During the six months ended August 31, 2021, the Company recorded impairment charges totaling $41.8 million, of which $38.6 million were transactional impairments, primarily related to four narrow-body aircraft and resulted from three early lease terminations and one scheduled lease expiration. The Company recognized $37.1 million of maintenance revenue for these four aircraft.
During the six months ended August 31, 2020, the Company recorded impairment charges totaling $289.7 million, of which $246.6 million were transactional impairments, primarily related to twelve narrow-body and five wide-body aircraft. The Company recognized $92.2 million of maintenance and security deposits into revenue for these seventeen aircraft. The impairment charges were attributable to early lease terminations, scheduled lease expirations, lessee defaults, judicial insolvency proceedings, or as a result of our annual recoverability assessment.
Maintenance and other costs were $15.6 million for the six months ended August 31, 2021, an increase of $5.8 million as compared to the six months ended August 31, 2020, primarily attributable to higher costs for aircraft that returned due to lease terminations and are being transitioned to new lessees.
Other income (expense)
Total other income (expense) increased $75.8 million for the six months ended August 31, 2021, as compared to the six months ended August 31, 2020. During the three months ended August 31, 2021, the Company recognized $55.2 million of proceeds from the sales of unsecured claims related to the LATAM Bankruptcy into Other income (expense). This was partially offset by a $14.1 million loss on extinguishment of debt related to the early redemption in full of $500.0 million outstanding aggregate principal amount of our 5.5% Senior Notes due 2022. The six months ended August 31, 2020 included $32.1 million of legal and banking costs related to the Merger.
Income tax (benefit) provision
Our income tax (benefit) provision for the six months ended August 31, 2021 was a $0.6 million benefit as compared to a $12.5 million provision for the six months ended August 31, 2020. The decrease in our income tax provision of $13.1 million was primarily attributable to changes in the mix of pre-tax book income/(loss) in Bermuda, Ireland and the United States. The six months ended August 31, 2021 included income from the sale of unsecured claims related to the LATAM Bankruptcy, which was recorded in a low tax jurisdiction. Further, the six months ended August 31, 2020 included discrete items related to stock compensation and the impact of the CARES Act.

Annual Recoverability Assessment
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
•sales of common and preference shares.
Going forward, we expect to continue to seek liquidity from these sources and other sources, subject to pricing and conditions we consider satisfactory.
During the six months ended August 31, 2021, we met our liquidity and capital resource needs with $179.7 million of cash flow from operations, $77.9 million of cash from the sale of aircraft and other flight equipment, and $393.4 million in net proceeds from our preference share issuance.
As of August 31, 2021, the weighted-average maturity of our secured and unsecured debt financings was 3.5 years and we were in compliance with all applicable covenants.
We have agreed to defer lease payments with certain of our airline customers. As of October 8, 2021, we have agreed to defer approximately $101.8 million of lease payments with twenty airlines, which they are obligated to repay over time. If air traffic remains depressed over an extended period and if our customers are unable to obtain sufficient funds from private, government or other sources, we may need to provide further deferrals to certain customers to extend the deferrals we have previously granted. We may ultimately be unable to collect all the amounts we have deferred. As of August 31, 2021, we hold $77.1 million in security deposits, $518.3 million in maintenance payments and $143.3 million in letters of credit from our lessees.
We believe we have sufficient liquidity to meet our contractual obligations over the next twelve months and as of October 1, 2021, total liquidity of $2.4 billion includes $1.4 billion of undrawn credit facilities, $0.3 billion of unrestricted cash, $0.3 billion of contracted asset sales and $0.4 billion of projected operating cash flows through September 30, 2022. In addition, we believe payments received from lessees and other funds generated from operations, unsecured bond offerings, borrowings secured by our aircraft, borrowings under our revolving credit facilities and other borrowings and proceeds from future aircraft sales will be sufficient to satisfy our liquidity and capital resource needs over the next twelve months. Our liquidity and capital resource needs include payments due under our aircraft purchase obligations, required principal and interest payments under our long-term debt facilities, expected capital expenditures, lessee maintenance payment reimbursements and lease incentive payments.

Cash Flows

	Six Months Ended August 31,
	2021	2020
	(Dollars in thousands)
Net cash flow provided by operating activities	$179,714	$25,592
Net cash flow (used in) provided by investing activities	(282,348)	15,529
Net cash flow (used in) provided by financing activities	(137,769)	307,712
Operating Activities:
The COVID-19 pandemic has severely impacted the demand for air travel, which has negatively impacted our customers’ financial performance. Over the past eighteen months, lease concessions have been given to many of our customers in the form of lease rental deferrals or broader lease restructurings. Our cash flow from operating activities for the six months ended August 31, 2021 includes the repayment of certain lease deferrals granted during the first half of 2020 at the inception of the pandemic. We expect that our collections will remain under pressure due to the impact of COVID-19.
Cash flow provided by operating activities was $179.7 million and $25.6 million for the six months ended August 31, 2021 and 2020, respectively. The increase of $154.1 million was primarily attributable to:
•an $82.3 million decrease in accounts receivable and other assets, primarily due to an increase in customer collections, including the repayment of existing lease deferrals as noted above, as well as a reduction in requests for new deferrals as compared to the six months ended August 31, 2020;
•a $55.2 million increase in cash resulting from the sale of unsecured claims related to the LATAM Bankruptcy – see Note 1;
•a $41.6 million increase as the six months ended August 31, 2020, included advance lease rentals recognized into revenue primarily due to lease terminations; and
•a $32.1 million increase in cash as the six months ended August 31, 2020, included banking and legal costs resulting from the Merger.
These inflows were offset by a $46.2 million decrease in cash due to lower lease rental revenue resulting from early lease terminations and the recognition of lease rental revenue for certain customers using a cash basis of accounting rather than an accrual method.
Investing Activities:
Cash flow used in investing activities was $282.3 million for the six months ended August 31, 2021 as compared to cash flow provided by investing activities of $15.5 million for the six months ended August 31, 2020. The net decrease of $297.9 million resulted from a $336.5 million increase in the acquisition and improvement of flight equipment.
These outflows were partially offset by a $24.7 million increase in proceeds from the sale of flight equipment.
Financing Activities:
Cash flow used in financing activities was $137.8 million for the six months ended August 31, 2021 as compared to cash flow provided by financing activities of $307.7 million for the six months ended August 31, 2020. The net decrease of $445.5 million was primarily attributable to an $889.4 million decrease in proceeds from secured and unsecured debt financings, net of repayments.
These outflows were partially offset by a $393.4 million increase in net proceeds from the issuance of preference shares, a $39.0 million decrease in maintenance and security deposits returned, net of deposits received, and a $24.0 million decrease in dividends paid on common shares as a result of the Merger.
Debt Obligations
For complete information on our debt obligations, please refer to Note 6 – “Secured and Unsecured Debt Financings” in the Notes to Unaudited Consolidated Financial Statements above.

Contractual Obligations
Our contractual obligations consist of principal and interest payments on debt financings, aircraft acquisitions and rent payments related to our office leases. Total contractual obligations decreased to $6.13 billion at August 31, 2021 from $6.82 billion at February 28, 2021, primarily due to the redemption of all of the $500.0 million outstanding aggregate principal amount of our Senior Notes Due 2022.
Capital Expenditures
From time to time, we make capital expenditures to maintain or improve our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the six months ended August 31, 2021 and 2020, we incurred a total of $17.6 million and $11.7 million, respectively, of capital expenditures (including lease incentives) related to the improvement of aircraft.
As of August 31, 2021, the weighted average age by net book value of our aircraft was approximately 10.6 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Our lease agreements call for the lessee to be primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft, such as in the event of a lessee default or a lessee fails to meet its maintenance obligations under the lease agreement. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.
Actual maintenance payments to us by lessees in the future may be less than projected as a result of several factors, such as in the event of a lessee default. Maintenance reserves may not cover the entire amount of actual maintenance expenses incurred and, where these expenses are not otherwise covered by the lessees, there can be no assurance that our operational cash flow and maintenance reserves will be sufficient to fund maintenance requirements, particularly as our aircraft age. See Item 1A. “Risk Factors - Risks Related to Our Business - Risks related to our leases - If lessees are unable to fund their maintenance obligations on our aircraft, we may incur increased costs at the conclusion of the applicable lease” in our Annual Report on Form 10-K for the year ended February 28, 2021.
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
We hold a 25% equity interest in our joint venture with Mizuho Leasing and as of August 31, 2021, the net book value of its nine aircraft was $305.3 million.
Foreign Currency Risk and Foreign Operations
At August 31, 2021, all our leases are payable to us in U.S. dollars. However, we incur Euro and Singapore dollar-denominated expenses in connection with our subsidiaries in Ireland and Singapore. For the six months ended August 31, 2021, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated approximately $8.6 million in U.S. dollar equivalents and represented 27.2% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, our international operations and our exposure to foreign currency risk will likely increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases, we may enter into hedging transactions in the future to mitigate this risk. For the six months ended August 31, 2021 and 2020, we incurred insignificant net gains and losses on foreign currency transactions.

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
The table below shows the reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the three and six months ended August 31, 2021 and 2020:

	Three Months Ended August 31,		Six Months Ended August 31,
	2021	2020	2021	2020

Net income (loss)	$9,803	$(213,513)	$50	$(240,052)
Depreciation	83,391	86,749	165,782	175,961
Amortization of lease premiums, discounts and incentives	5,835	4,629	11,159	11,975
Interest, net	55,413	55,324	113,450	114,050
Income tax provision (benefit)	7,665	13,020	(627)	12,469
EBITDA	162,107	(53,791)	289,814	74,403
Adjustments:
Impairment of flight equipment	21,232	212,387	41,815	289,685
Loss on extinguishment of debt	14,132	57	14,156	65
Non-cash share-based payment expense	—	—	—	28,049
Merger related expenses(1)	—	(27)	—	34,601
Loss on mark-to-market of interest rate derivative contracts	—	2	—	19
Contract termination expense	—	172	—	172

Adjusted EBITDA	$197,471	$158,800	$345,785	$426,994
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. These risks are highly sensitive to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates. Our primary interest rate exposures relate to our floating rate debt obligations. Rent payments under our aircraft lease agreements typically do not vary during the term of the lease according to changes in interest rates. However, our borrowing agreements generally require payments based on a variable interest rate index, such as LIBOR. Therefore, to the extent our borrowing costs are not fixed, increases in interest rates may reduce our net income by increasing the cost of our debt without any corresponding increase in rents or cash flow from our securities. If LIBOR is no longer available or in certain other circumstances as described in the borrowing agreements, the applicable borrowing agreements provide a mechanism for determining an alternative rate of interest. There is no assurance that any such alternative, successor or replacement reference rate will be similar to, or produce the same value or economic equivalence of, LIBOR.
Sensitivity Analysis
The following discussion about the potential effects of changes in interest rates is based on a sensitivity analysis, which models the effects of hypothetical interest rate shifts on our financial condition and results of operations. Although we believe a sensitivity analysis provides the most meaningful analysis permitted by the rules and regulations of the SEC, it is constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by the inability to include the extraordinarily complex market reactions that normally would arise from the market shifts modeled. Although the following results of a sensitivity analysis for changes in interest rates may have some limited use as a benchmark, they should not be viewed as a forecast. This forward-looking disclosure also is selective in nature and addresses only the potential interest expense impacts on our financial instruments. It also does not include a variety of other potential factors that could affect our business as a result of changes in interest rates.
As of August 31, 2021, a hypothetical 100-basis point increase/decrease in interest rates on our variable rate borrowings would result in an interest expense increase/decrease of $3.6 million and $0.5 million, respectively, net of amounts received from our interest rate derivatives, over the next twelve months. Our interest rate cap that hedged a portion of our floating rate interest exposure matured in September 2021.

ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of August 31, 2021. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of August 31, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended August 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Environmental, Social and Governance
We believe that our commitment to identifying and implementing positive environmental and social related business practices strengthens our Company, and better serves our customers, our communities and the broader environment within which we conduct our business.

Our Commitment to Environmental Sustainability
Many nations have set ambitious targets towards the ultimate the goal of curbing the adverse effects of climate change. These targets are most often created by way of political or economic unions and can be accompanied by legally binding international treaties. Global aviation has been identified as an essential player in the advancement of these environmental goals, and our Company’s long-term strategic plan takes these rapidly developing initiatives into consideration when we evaluate the technology behind the aircraft we target for investment.
The Company believes the operations of our customers could be affected by the potential impacts of both climate change and sustainability targets and initiatives aimed at curbing its effect. For example, the European Union (the “E.U.”) adopted a proposal that sets an intermediate target to reduce its greenhouse gas emissions by 55% by the year 2030. In July of 2021, the E.U. also drafted a proposal that would impose a minimum tax on energy products supplied as aircraft fuel for flights within the E.U. In another example, Sweden proposed takeoff and landing fees on certain aircraft types to encourage more energy-efficiency. For these ambitious measures to reach implementation, a wide political and administrative consensus would likely need to be achieved. The Company is committed to monitoring such developments over the long term.
Due to the inherent complexities of jet aircraft, decarbonizing aviation requires more radical new technology as compared to other modes of transportation. Sustainable aviation fuels (“SAFs”) provide the most readily available means for airline operators to reduce their carbon emissions while using existing technology. Several of the Company’s customers are current users or developers of SAFs, and the Company encourages such efforts.
Our People
As of August 31, 2021, we had 109 employees. None of our employees are covered by a collective bargaining agreement, and we believe that we maintain excellent employee relations.
In addition, we believe that our commitment to our employees is critical to our continued success, leading to high employee satisfaction and low employee turnover. To facilitate talent attraction and retention, we strive to have a diverse, inclusive and safe workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits and health and wellness programs, and by programs that build connections between our employees and their communities. Each year, we review employee career development and succession planning internally and with our Compensation Committee.
As the COVID-19 pandemic continues to be a focus of concern, the physical and mental health and safety of our employees, customers and business partners remain the highest priority for us, and we continue to maintain comprehensive protective measures. Since March of 2020, we have successfully operated with most of our workforce working remotely. We expect to start returning to our offices in the near term, although we will continue to monitor trends and local government regulations and guidelines, and may adjust our return to office plans accordingly to ensure the health and safety of our employees.
Our Culture & Governance
Our Company was formed in 2004 on the values of integrity, common decency and respect for others. These values continue to this day and shared by our employees. In addition, these values are embodied in our Code of Business Conduct and Ethics, which has been adopted by the Board of Directors of the Company to serve as a statement of principles to guide our decision-making and reinforce our commitment to these values in all aspects of our business.
The Company also maintains independent third-party whistle-blower platforms for anonymous reporting of fraud or ethics violations. Our best-in-class cyber security initiatives protect us through malware detection, cloud penetration testing, threat hunting and incident responsiveness.
We believe that our commitment to our Company, our employees and the communities in which we operate has led to high employee satisfaction and low employee turnover, as discussed above, and our commitment to our customers and business partners has resulted in high customer satisfaction, as evidenced by long-time relationships with our customers and new/repeat transactions with our business partners.

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

4.4
Fifth Supplemental Indenture, dated as of March 20, 2017, by and between Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 20, 2017).

4.5
Sixth Supplemental Indenture, dated as of September 25, 2018, between Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 25, 2018).

4.6
Seventh Supplemental Indenture, dated as of June 13, 2019, between Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 13, 2019).

4.7
Indenture, dated as of August 11, 2020, by and between Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 11, 2020).

4.8
Indenture, dated as of January 26, 2021, by and between Aircastle and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 26, 2021).

4.9
Deposit Agreement, dated June 8, 2021, among Aircastle Limited, Computershare Inc. and Computershare Trust Company, N.A., acting jointly as depositary, and the holders from time to time of depositary receipts issued thereunder (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 8, 2021).

10.1	Amendment No. 9 to Purchase Agreement COM0270-15, dated as of August 28, 2020, by and between Aircastle Holding Corporation and Embraer S.A. * ØØ

10.2	Amendment No. 10 to Purchase Agreement COM0270-15, dated as of September 18, 2020, by and between Aircastle Holding Corporation and Embraer S.A. * ØØ

10.3	Notice and Consent COM0439-19, dated as of September 18, 2020, between Aircastle Holding Corporation, Embraer S.A. and Yaborã Indústria Aeronáutics S.A. * ** ØØ

10.4	Amendment No. 11 to Purchase Agreement COM0270-15, dated as of December 4, 2020, by and between Aircastle Holding Corporation and Yaborã Indústria Aeronáutics S.A. * ØØ

10.5	Amendment No. 6 to Letter Agreement COM0270-15, dated as of December 4, 2020, by and between Aircastle Holding Corporation and Yaborã Indústria Aeronáutics S.A. * ØØ

10.6	Amendment No. 12 to Purchase Agreement COM0270-15, dated as of June 2, 2021, between Aircastle Holding Corporation, Embraer S.A. and Yaborã Indústria Aeronáutics S.A. * ØØ

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

Exhibit No.	Description of Exhibit

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of August 31, 2021 and February 28, 2021; (ii) Consolidated Statements of Loss and Comprehensive Loss for the three and six months ended August 31, 2021 and 2020; (iii) Consolidated Statements of Cash Flows for the six months ended August 31, 2021 and 2020; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended August 31, 2021 and 2020; and (v) Notes to Unaudited Consolidated Financial Statements.*

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

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
Dated: October 13, 2021

AIRCASTLE LIMITED
(Registrant)
By:	/s/ Dane Silverman
Dane Silverman
Chief Accounting Officer and Authorized Officer