Form 10-Q
period 2021-11-30
Aircastle LTD
filed 2022-01-13
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2021
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
As of January 7, 2022, there were 14,048 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries
Form 10-Q

PART I. — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	November 30, 2021	February 28, 2021

ASSETS
Cash and cash equivalents	$276,289	$578,004
Restricted cash and cash equivalents	2,740	2,594
Accounts receivable	73,073	82,572
Flight equipment held for lease, net of accumulated depreciation of $2,365,312 and $2,076,972, respectively	6,542,555	6,492,471
Net investment in leases, net of allowance for credit losses of $1,828 and $864, respectively	191,013	195,376
Unconsolidated equity method investments	36,587	35,377
Other assets	335,420	311,944
Total assets	$7,457,677	$7,698,338

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings, net of debt issuance costs and discounts	$703,592	$768,850
Borrowings from unsecured financings, net of debt issuance costs and discounts	3,872,584	4,366,261
Accounts payable, accrued expenses and other liabilities	200,959	174,267
Lease rentals received in advance	52,887	58,013
Security deposits	72,608	80,699
Maintenance payments	498,995	519,178
Total liabilities	5,401,625	5,967,268

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $0.01 par value, 50,000,000 shares authorized, 400 (aggregate liquidation preference of $400,000) shares issued and outstanding at November 30, 2021 and no shares issued and outstanding at February 28, 2021	—	—
Common shares, $0.01 par value, 250,000,000 shares authorized, 14,048 shares issued and outstanding at November 30, 2021 and February 28, 2021	—	—
Additional paid-in capital	1,878,774	1,485,777
Retained earnings	177,278	245,293
Total shareholders’ equity	2,056,052	1,731,070
Total liabilities and shareholders’ equity	$7,457,677	$7,698,338
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(Dollars in thousands)
(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2021	2020	2021	2020
Revenues:
Lease rental revenue	$156,088	$139,493	$425,802	$473,566
Direct financing and sales-type lease revenue	2,724	4,839	8,377	14,903
Amortization of lease premiums, discounts and incentives	(8,867)	(5,384)	(20,026)	(17,360)
Maintenance revenue	33,510	24,843	81,204	121,508
Total lease revenue	183,455	163,791	495,357	592,617
Gain on sale of flight equipment	7,420	12,951	17,944	24,181
Other revenue	605	4,169	1,641	17,962
Total revenues	191,480	180,911	514,942	634,760

Operating expenses:
Depreciation	84,526	86,845	250,308	262,806
Interest, net	50,515	59,945	163,965	173,996
Selling, general and administrative (including non-cash share-based payment expense of $0 and $0 for the three months ended, and $0 and $28,049 for the nine months ended November 30, 2021 and 2020, respectively)	17,141	14,403	48,714	70,897
Provision for credit losses	958	742	970	5,255
Impairment of flight equipment	69,111	9,867	110,926	299,551
Maintenance and other costs	8,660	4,207	24,275	14,044
Total operating expenses	230,911	176,009	599,158	826,549

Other income (expense):
Loss on extinguishment of debt	—	(43)	(14,156)	(108)
Merger expenses	—	(450)	—	(32,492)
Other	63	—	57,682	(191)
Total other income (expense)	63	(493)	43,526	(32,791)

Income (loss) from continuing operations before income taxes and earnings of unconsolidated equity method investments	(39,368)	4,409	(40,690)	(224,580)
Income tax provision	23,504	2,269	22,877	14,738
Earnings of unconsolidated equity method investments, net of tax	465	572	1,210	1,978
Net income (loss)	$(62,407)	$2,712	$(62,357)	$(237,340)
Preference share dividends	—	—	(5,658)	—
Net income (loss) available to common shareholders	$(62,407)	$2,712	$(68,015)	$(237,340)

Total comprehensive income (loss) available to common shareholders	$(62,407)	$2,712	$(68,015)	$(237,340)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended November 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(62,357)	$(237,340)
Adjustments to reconcile net loss to net cash and restricted cash provided by operating activities:
Depreciation	250,308	262,806
Amortization of deferred financing costs	12,483	10,642
Amortization of lease premiums, discounts and incentives	20,026	17,360
Deferred income taxes	8,998	12,109
Non-cash share-based payment expense	—	28,049
Collections on net investment in leases	11,727	12,953
Security deposits and maintenance payments included in earnings	(58,480)	(107,732)
Gain on sale of flight equipment	(17,944)	(24,181)
Loss on extinguishment of debt	14,156	108
Impairment of flight equipment	110,926	299,551
Provision for credit losses	970	5,255
Other	(1,210)	(1,991)
Changes in certain assets and liabilities:
Accounts receivable	4,059	(55,946)
Other assets	(23,305)	(40,780)
Accounts payable, accrued expenses and other liabilities	7,205	(1,875)
Lease rentals received in advance	(6,127)	(54,608)
Net cash and restricted cash provided by operating activities	271,435	124,380
Cash flows from investing activities:
Acquisition and improvement of flight equipment	(533,741)	(134,263)
Proceeds from sale of flight equipment	127,584	113,588
Aircraft purchase deposits and progress payments, net of deposits returned and aircraft sales deposits	(11,361)	(4,083)
Other	(64)	(594)
Net cash and restricted cash used in investing activities	(417,582)	(25,352)
Cash flows from financing activities:
Repurchase of shares	—	(25,536)
Parent contribution at Merger	—	25,536
Net proceeds from preference share issuance	393,347	—
Proceeds from secured and unsecured debt financings	—	1,193,871
Repayments of secured and unsecured debt financings	(566,885)	(1,027,164)
Debt extinguishment costs	(13,372)	(108)
Deferred financing costs	(5,170)	(6,358)
Security deposits and maintenance payments received	63,012	63,443
Security deposits and maintenance payments returned	(20,696)	(48,162)
Dividends paid	(5,658)	(24,025)
Net cash and restricted cash (used in) provided by financing activities	(155,422)	151,497
Net (decrease) increase in cash and restricted cash:	(301,569)	250,525
Cash and restricted cash at beginning of period	580,598	171,437

Cash and restricted cash at end of period	$279,029	$421,962

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
(Unaudited)

	Nine Months Ended November 30,
	2021	2020
Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	$276,289	$416,621
Restricted cash and cash equivalents	2,740	5,341

Unrestricted and restricted cash and cash equivalents	$279,029	$421,962

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$151,743	$176,284
Cash paid for income taxes	$308	$1,244
Supplemental disclosures of non-cash investing activities:
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets assumed in asset acquisitions	$11,570	$29,869
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets settled in sale of flight equipment	$14,765	$45,443
Transfers from flight equipment held for lease to Net investment in leases and Other assets	$22,134	$6,584

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share amounts)
(Unaudited)

	Common Shares		Preference Shares		Additional Paid-In Capital	Retained Earnings (Deficit)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, February 28, 2021	14,048	$—	—	$—	$1,485,777	$245,293	$1,731,070
Net loss	—	—	—	—	—	(9,753)	(9,753)
Balance, May 31, 2021	14,048	$—	—	$—	$1,485,777	$235,540	$1,721,317
Net income	—	—	—	—	—	9,803	9,803
Issuance of preference shares	—	—	400	—	393,362	—	393,362
Preference share dividends	—	—	—	—	—	(5,658)	(5,658)
Balance, August 31, 2021	14,048	$—	400	$—	$1,879,139	$239,685	$2,118,824
Net loss	—	—	—	—	—	(62,407)	(62,407)
Issuance of preference shares	—	—	—	—	(365)	—	(365)

Balance, November 30, 2021	14,048	$—	400	$—	$1,878,774	$177,278	$2,056,052

	Common Shares		Preference Shares		Additional Paid-In Capital	Retained Earnings (Deficit)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, February 29, 2020	75,076,794	$751	—	$—	$1,456,977	$578,461	$2,036,189
Amortization of share-based payments	—	—	—	—	28,049	—	28,049
Net loss	—	—	—	—	—	(26,539)	(26,539)
Payment of unvested shares at Merger	(101,809)	(1)	—	—	(25,535)	—	(25,536)
Parent contribution at Merger	—	—	—	—	25,536	—	25,536
Share cancellation and re-issuance at Merger	(74,960,937)	(750)	—	—	750	—	—
Balance, May 31, 2020	14,048	$—	—	$—	$1,485,777	$551,922	$2,037,699
Net loss	—	—	—	—	—	(213,513)	(213,513)
Balance, August 31, 2020	14,048	$—	—	$—	$1,485,777	$338,409	$1,824,186
Net income	—	—	—	—	—	2,712	2,712
Balance, November 30, 2020	14,048	$—	—	$—	$1,485,777	$341,121	$1,826,898

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2021

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
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure subsequent to the balance sheet date of November 30, 2021, through the date on which the consolidated financial statements included in this Form 10-Q were issued.
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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2021
COVID-19 Pandemic
COVID-19 has had an unprecedented negative impact on the aviation sector, resulting in a dramatic slowdown in air traffic. While there have been some improvements in certain markets recently, according to IATA, as of November 30, 2021, air travel was still down to approximately 53% compared to normal levels and a full recovery to pre-pandemic levels is not expected for several years. Substantially all the world’s airlines have experienced financial difficulties and liquidity challenges, including many of our customers. While we believe long-term demand for air travel will return to historical trends over time, the near-term impacts of COVID-19’s economic shock are material; the extent and duration of those impacts cannot currently be determined.
Even as the airline industry begins to recover, airlines continue to seek support from their respective governments, raise debt and equity, delay or cancel new aircraft orders, furlough employees, request concessions from lessors, and in certain cases, seek judicial protection. As of January 7, 2022, our total deferrals, net of repayments, were $87,219. These deferrals have been granted to nineteen customers for an average of six to twelve months of lease rentals and represent 15% of Lease rental and Direct financing and sales-type lease revenues for the twelve months ended November 30, 2021. Of the total deferrals, $81,797 is included in Accounts receivable or Other assets as of November 30, 2021, with the balance representing future lease payments. Approximately 87% of our total deferrals as of January 7, 2022, have been agreed to as part of broader lease restructurings. These generally include term extensions, better security packages, or other valuable consideration in exchange for near-term economic concessions. Many have repayment terms that extend beyond twelve months and in a limited number of situations, we have agreed to broader lease restructurings that do not include the full repayment of all of lease payments.
If air traffic remains depressed and our customers are unable to obtain sufficient funds from private, governmental or other sources, we may need to grant additional deferrals to certain customers or extend the period of repayment for deferrals we have already made. We may ultimately not be able to collect all the amounts we have deferred.
As of January 7, 2022, six of our customers are subject to judicial insolvency proceedings or similar protection. These customers lease 21 aircraft, which represent 13% of our net book value of flight equipment (including Flight equipment held for lease and Net investment in leases, or “net book value”) and 12% of our Lease rental and direct financing and sales-type lease revenue as of and for the twelve months ended November 30, 2021. We are actively engaged in these judicial proceedings to protect our economic interests. However, the outcome of these proceedings is uncertain and could result in these customers negotiating reductions in aircraft lease rentals, rejecting their leases or taking other actions that could adversely impact us or the value of our aircraft. Based on historic experience, the judicial process can take up to twelve to eighteen months to be resolved. As a result of these proceedings, lease rental revenue for certain customers may be recognized on a cash basis of accounting rather than the accrual method depending on the customers’ lease security arrangements.
LATAM, our second largest customer, is included in the above group and represents 7% of our net book value of flight equipment and 7% of our Lease rental revenue as of and for the twelve months ended November 30, 2021. We have signed restructured leases for all thirteen of our LATAM aircraft, subject only to LATAM emerging from the Chapter 11 process. During the second quarter of 2021, the Company entered into claims sale and purchase agreements with a third party for the sale of certain unsecured claims filed by various Aircastle entities against LATAM Airlines Group S.A. and certain of its subsidiaries in the Chapter 11 case captioned LATAM Airlines Group S.A., et al., Case No. 20-11254 (JLG) (Jointly Administered) (the “LATAM Bankruptcy”). The allowed amount of our unsecured claims was approved by the Bankruptcy Court and proceeds from the sales of these claims in the amount of $55,213 were received during the second quarter of 2021 and recognized in Other income (expense).
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
November 30, 2021
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
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2020-04, Reference Rate Reform Topic 848 (“ASC 848”), in response to the market transition from the LIBOR and other interbank offered rates (“IBORs”) to alternative reference rates. U.S. GAAP requires entities to evaluate whether a contract modification, such as the replacement or change of a reference rate, results in the establishment of a new contract or continuation of an existing contract. ASC 848 allows an entity to elect not to apply certain modification accounting requirements to contracts affected by reference rate reform. The standard provides this temporary election through December 31, 2022, and cannot be applied to contract modifications that occur after December 31, 2022. Reference rate reform will primarily impact our lease and debt arrangements for which floating-rate lease rentals and interest expense are based on LIBOR. As of November 30, 2021, less than 1% of our fleet have floating-rate lease rentals and, for the three and nine months ended November 30, 2021, 4% of our interest expense was derived from floating-rate debt which is referenced to LIBOR. We have not adopted ASC 848 and are currently evaluating the election available to us under the standard.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2021
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
The following tables set forth our financial assets as of November 30, 2021 and February 28, 2021 that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

		Fair Value Measurements at November 30, 2021 Using Fair Value Hierarchy
	Fair Value as of November 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$276,289	$276,289	$—	$—	Market
Restricted cash and cash equivalents	2,740	2,740	—	—	Market

Total	$279,029	$279,029	$—	$—

		Fair Value Measurements at February 28, 2021 Using Fair Value Hierarchy
	Fair Value as of February 28, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$578,004	$578,004	$—	$—	Market
Restricted cash and cash equivalents	2,594	2,594	—	—	Market

Total	$580,598	$580,598	$—	$—
Our cash and cash equivalents, and restricted cash and cash equivalents balances, consist largely of money market securities that are highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.
For the three and nine months ended November 30, 2021, we had no transfers into or out of Level 3.
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
November 30, 2021
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
Aircraft Valuation
Impairment of Flight Equipment
During the three months ended November 30, 2021, the Company recorded transactional impairment charges totaling $69,111 related to two narrow-body and one wide-body aircraft on lease to Garuda Indonesia, resulting from the lessee’s default on its lease obligations. The Company recognized $24,268 of maintenance revenue for these three aircraft.
During the nine months ended November 30, 2021, the Company recorded impairment charges totaling $110,926, of which $107,705 were transactional impairments, primarily related to six narrow-body and one wide-body aircraft. The impairment charges resulted from early lease terminations, scheduled lease expiration and a lessee default. The Company recognized $61,414 of maintenance revenue for these seven aircraft.
During the three months ended November 30, 2020, the Company recorded transactional impairment charges totaling $9,867, primarily related to the scheduled lease expirations of two narrow-body aircraft. The Company recognized $15,200 of maintenance revenue for these two aircraft.
During the nine months ended November 30, 2020, the Company recorded impairment charges totaling $299,551, of which $256,510 were transactional impairments, primarily related to thirteen narrow-body and five wide-body aircraft. The Company recognized $107,448 of maintenance and security deposits into revenue for these eighteen aircraft. The impairment charges were attributable to early lease terminations, scheduled lease expirations, lessee defaults, judicial insolvency proceedings, or as a result of our annual recoverability assessment.
Annual Recoverability Assessment
We performed our annual recoverability assessment of all our aircraft during the third quarter of 2021. No impairments were recorded as a result of our annual recoverability assessment – see the discussion above for further detail regarding transactional impairment charges recorded during the three and nine months ended November 30, 2021.
Although we have completed our annual recoverability assessment, we will continue to closely monitor the impact of COVID-19 on our customers, air traffic, lease rental rates, and aircraft valuations, and have and will continue to perform additional customer and aircraft specific reviews should changes in facts and circumstances arise that may impact the recoverability of our aircraft. We have and will focus on our customers that have entered judicial insolvency proceedings and any additional customers that may become subject to similar-type proceedings, aircraft with near-term lease expirations, and certain aircraft variants that are more susceptible to the impact of the COVID-19 pandemic and value deterioration.
The recoverability assessment is a comparison of the carrying value of each aircraft to its estimated undiscounted future cash flows. We develop the assumptions used in the recoverability assessment, including those relating to current and future demand for each aircraft type, based on management’s experience in the aircraft leasing industry, as well as information received from third-party sources. Estimates of the undiscounted cash flows for each aircraft type are impacted by changes in contracted and future expected lease rates, residual values, expected scrap values, economic conditions and other factors.
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
November 30, 2021
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
The carrying amounts and fair values of our financial instruments at November 30, 2021 and February 28, 2021 were as follows:

	November 30, 2021		February 28, 2021
	Carrying Amount of Liability	Fair Value of Liability	Carrying Amount of Liability	Fair Value of Liability
Credit Facilities	$—	$—	$—	$—
Unsecured Term Loan	215,000	211,728	215,000	210,290
Export Credit Agency (“ECA”) Financings	23,455	24,173	36,423	37,942
Bank Financings	684,436	706,651	738,353	740,086
Senior Notes	3,700,000	3,906,613	4,200,000	4,402,722
All our financial instruments are classified as Level 2 except for our Senior Notes, which are classified as Level 1.
Note 3. Lease Rental Revenues and Flight Equipment Held for Lease
Minimum future annual lease rentals contracted to be received under our existing operating leases of flight equipment at November 30, 2021 were as follows:

Year Ending February 28/29,	Amount(1)
Remainder of 2021	$160,213
2022	608,279
2023	555,461
2024	423,515
2025	277,974
Thereafter	722,000
Total	$2,747,442
_______________
(1)Reflects impact of lessee lease rental deferrals.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2021
Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
Region	2021	2020	2021	2020
Asia and Pacific	27%	37%	31%	40%
Europe	31%	34%	34%	31%
Middle East and Africa	5%	6%	5%	7%
North America	15%	12%	15%	11%
South America	22%	11%	15%	11%

Total	100%	100%	100%	100%
The classification of regions in the table above and in the tables and discussion below is determined based on the principal location of the lessee of each aircraft.
The following table shows the number of lessees with lease rental revenue of at least 5% of total lease rental revenue and their combined total percentage of lease rental revenue for the periods indicated:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2021		2020		2021		2020
	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue
Largest lessees by lease rental revenue	4	34%	4	31%	5	34%	4	29%
The following table sets forth revenue attributable to individual countries representing at least 10% of Total revenue (including maintenance and other revenue) based on each lessee’s principal place of business for the periods indicated:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2021		2020		2021		2020
Country	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Canada(1)	$—	—%	$24,338	13%	$—	—%	$—	—%
India(2)	23,051	12%	22,455	12%	63,569	12%	75,951	12%
Indonesia(3)	26,581	14%	—	—%	—	—%	—	—%
Mexico(4)	—	—%	—	—%	—	—%	85,711	14%
_______________
(1)For the three months ended November 30, 2020, total revenue attributable to Canada included maintenance and other revenue, including early lease termination fees and security deposits recognized into revenue, totaling $19,260. Total revenue attributable to Canada was less than 10% for the three and nine months ended November 30, 2021 and for the nine months ended November 30, 2020
(2)For the three and nine months ended November 30, 2021, total revenue attributable to India included maintenance revenue totaling $3,609 and $5,608, respectively. For the three and nine months ended November 30, 2020, total revenue attributable to India included maintenance and other revenue, including early lease termination fees and security deposits recognized into revenue, totaling $6,080 and $16,251, respectively.
(3)For the three months ended November 30, 2021, total revenue attributable to Indonesia included maintenance revenue totaling $24,268. Total revenue attributable to Indonesia was less than 10% for the nine months ended November 30, 2021 and for the three and nine months ended November 30, 2020.
(4)For the nine months ended November 30, 2020, total revenue attributable to Mexico included maintenance and other revenue, including early lease termination fees and security deposits recognized into revenue, totaling $79,912. Total revenue attributable to Mexico was less than 10% for the three and nine months ended November 30, 2021 and for the three months ended November 30, 2020.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2021
Geographic concentration of net book value of flight equipment (including flight equipment held for lease and net investment in leases, or “net book value”) was as follows:

	November 30, 2021			February 28, 2021
Region	Number of Aircraft		Net Book Value %	Number of Aircraft		Net Book Value %
Asia and Pacific	74		32%	79		37%
Europe	99		31%	92		27%
Middle East and Africa	10		4%	11		4%
North America	35		16%	28		12%
South America	24		12%	26		13%
Off-lease	13	(1)	5%	16	(2)	7%
Total	255		100%	252		100%
_______________
(1)Of the thirteen off-lease aircraft at November 30, 2021, we have two narrow-body aircraft and three wide-body aircraft which we are currently marketing for lease or sale.
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
The following table sets forth the net book value of flight equipment (includes net book value of flight equipment held for lease and net investment in leases) attributable to individual countries representing at least 10% of net book value of flight equipment based on each lessee’s principal place of business as of:

	November 30, 2021			February 28, 2021
Country	Net Book Value	Net Book Value %	Number of Lessees	Net Book Value	Net Book Value %	Number of Lessees
India	$696,703	10%	3	$756,514	11%	3
At November 30, 2021 and February 28, 2021, the amounts of lease incentive liabilities recorded in maintenance payments on our Consolidated Balance Sheets were $19,832 and $14,673, respectively.
Note 4. Net Investment in Leases
At November 30, 2021 and February 28, 2021, our net investment in leases consisted of fifteen and fifteen aircraft, respectively. The components of our net investment in leases at November 30, 2021 and February 28, 2021, were as follows:

	November 30, 2021	February 28, 2021
Lease receivable	$55,645	$67,075
Unguaranteed residual value of flight equipment	137,196	129,165
Net investment leases	192,841	196,240
Allowance for credit losses	(1,828)	(864)
Net investment in leases, net of allowance	$191,013	$195,376

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2021
The activity in the allowance for credit losses related to our net investment in leases for the nine months ended November 30, 2021 is as follows:

Amount
Balance at February 28, 2021	$864
Provision for credit losses	970
Write-offs	(6)

Balance at November 30, 2021	$1,828
At November 30, 2021, future lease payments on net investment in leases are as follows:

Year Ending February 28/29,	Amount
Remainder of 2021	$4,073
2022	14,380
2023	9,539
2024	8,609
2025	7,680
Thereafter	21,682
Total lease payments to be received	65,963
Present value of lease payments - lease receivable	(55,645)
Difference between undiscounted lease payments and lease receivable	$10,318
Note 5. Unconsolidated Equity Method Investments
We have a joint venture with Mizuho Leasing which has nine aircraft with a net book value of $301,862 at November 30, 2021.

Amount
Investment in joint venture at February 28, 2021	$35,377
Earnings from joint venture, net of tax	1,210
Investment in joint venture at November 30, 2021	$36,587
On December 9, 2021, we entered into a loan agreement to provide the joint venture with a $1,500 unsecured loan facility, which bears interest at a rate of LIBOR plus 2% and is payable on December 9, 2022. This transaction was approved by our management as an arm’s length transaction under our related party policy.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2021
Note 6. Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured debt financings are as follows:

	At November 30, 2021				At February 28, 2021
Debt Obligation	Outstanding Borrowings	Number of Aircraft	Interest Rate	Final Stated Maturity	Outstanding Borrowings
Secured Debt Financings:
ECA Financings	$23,455	1	3.49%	11/30/24	$36,423
Bank Financings(1)	684,436	31	2.19% to 4.55%	06/17/23 to 03/06/25	738,353
Less: Debt issuance costs and discounts	(4,299)	—			(5,926)
Total secured debt financings, net of debt issuance costs and discounts	703,592	32			768,850

Unsecured Debt Financings:
Senior Notes due 2022	—		5.50%	02/15/22	500,000
Senior 5.00% Notes due 2023	500,000		5.00%	04/01/23	500,000
Senior 4.40% Notes due 2023	650,000		4.40%	09/25/23	650,000
Senior Notes due 2024	500,000		4.125%	05/01/24	500,000
Senior Notes due 2025	650,000		5.25%	08/11/25	650,000
Senior Notes due 2026	650,000		4.25%	06/15/26	650,000
Senior Notes due 2028	750,000		2.85%	01/26/28	750,000
Unsecured Term Loans	215,000		1.58%	02/27/22 to 02/27/24	215,000
Revolving Credit Facilities	—		N/A	12/27/21 to 04/26/25	—
Less: Debt issuance costs and discounts	(42,416)				(48,739)
Total unsecured debt financings, net of debt issuance costs and discounts	3,872,584				4,366,261
Total secured and unsecured debt financings, net of debt issuance costs and discounts	$4,576,176				$5,135,111

(1)The borrowings under these financings at November 30, 2021 have a weighted-average fixed rate of interest of 3.21%.
Unsecured Debt Financings:
Revolving Credit Facilities
During the nine months ended November 30, 2021, we entered into various amendments for one of our unsecured revolving credit facilities that, among other things, expanded the size of the facility and split the commitment into two tranches. As a result, the existing $300,000 commitment was expanded to $365,000, with $135,000 and $230,000 of the commitment allocated to Tranche A and Tranche B, respectively. Tranche A matured on the facility’s previously stated maturity date of December 27, 2021 and Tranche B will mature on February 28, 2023.
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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2021
On December 6, 2021, the Company entered into a $100,000 senior unsecured revolving credit facility with Mizuho Marubeni Leasing America Corporation, a related party. The facility bears interest at a rate of LIBOR plus 1.625%, matures on December 6, 2023, and requires the Company to have a minimum of $20,000 revolving credit outstanding throughout the term of the facility. This transaction was approved by our Audit Committee as an arm’s length transaction under our related party policy.
As of November 30, 2021, we had no borrowings outstanding under our revolving credit facilities and had $1,415,000 available for borrowing.
Senior Notes due 2022
On July 30, 2021, we redeemed all of the $500,000 outstanding aggregate principal amount of our 5.5% Senior Notes due 2022, including $12,604 of accrued interest and a $13,314 call premium.
As of November 30, 2021, we were in compliance with all applicable covenants in our financings.
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
On December 6, 2021, the Company entered into a $100,000 senior unsecured revolving credit facility with Mizuho Marubeni Leasing America Corporation, a related party – see Note 6 for additional information. This transaction was approved by our Audit Committee as an arm’s length transaction under our related party policy.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2021
During the three and nine months ended November 30, 2021, the Company incurred $951 and $2,866, respectively, in fees to Marubeni as part of its intra-company service agreement, whereby Marubeni provides certain management and administrative services to the Company. The Company also entered into a parts management services and supply agreement with an affiliate of Marubeni under which we purchased parts totaling $2,682 and $4,640 during the three and nine months ended November 30, 2021, respectively.
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
The sources of income (loss) from continuing operations before income taxes and earnings of our unconsolidated equity method investments for the three and nine months ended November 30, 2021 and 2020 were as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2021	2020	2021	2020
U.S. operations	$6,218	$15,291	$14,408	$28,188
Non-U.S. operations	(45,586)	(10,882)	(55,098)	(252,768)
Income (loss) from continuing operations before income taxes and earnings of unconsolidated equity method investments	$(39,368)	$4,409	$(40,690)	$(224,580)
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
The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law on March 27, 2020. The CARES Act, among other things, includes provisions relating to net operating loss carrybacks, alternative minimum tax credit refunds, modification to the net interest expense deduction limitation and technical correction to the tax depreciation methods for qualified improvement property. The CARES Act did not materially impact the Company’s effective tax rate for the nine months ended November 30, 2021.
The Company’s effective tax rates (“ETRs”) for the three and nine months ended November 30, 2021 and 2020 were (59.7)% and 51.5%, and (56.2)%, and (6.6)%, respectively. The movement in the ETR is primarily caused by changes in the mix of the Company’s pre-tax earnings/(losses) in its taxable and non-tax jurisdictions. The nine months ended November 30, 2021 included income from the sale of unsecured claims related to the LATAM Bankruptcy and certain impairment charges, which were recorded in a low tax jurisdiction. Further, the nine months ended November 30, 2020 included discrete items related to stock compensation and the impact of the CARES act.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2021
Note 10. Interest, Net
The following table shows the components of interest, net:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2021	2020	2021	2020
Interest on borrowings and other liabilities	$47,152	$56,087	$153,287	$163,821
Amortization of deferred financing fees and debt discount	4,099	3,929	12,483	10,642
Interest expense	51,251	60,016	165,770	174,463
Less: Interest income	(448)	(71)	(1,160)	(467)
Less: Capitalized interest	(288)	—	(645)	—

Interest, net	$50,515	$59,945	$163,965	$173,996
Note 11. Commitments and Contingencies
Rent expense, primarily for the corporate offices and sales and marketing offices, was $405 and $1,213 for the three and nine months ended November 30, 2021, and $413 and $1,213 for the three and nine months ended November 30, 2020, respectively.
As of November 30, 2021, Aircastle is obligated under non-cancelable operating leases relating principally to office facilities in Stamford, Connecticut; Dublin, Ireland; and Singapore for future minimum lease payments as follows:

Year Ending February 28/29,	Amount
Remainder of 2021	$486
2022	1,768
2023	1,703
2024	1,735
2025	1,766
Thereafter	4,358
Total	$11,816
At November 30, 2021, we had commitments to acquire 27 aircraft for $964,292.
Commitments, including $76,675 of remaining progress payments, contractual price escalations and other adjustments for these aircraft, at November 30, 2021, net of amounts already paid, are as follows:

Year Ending February 28/29,	Amount
Remainder of 2021	$183,051
2022	410,296
2023	277,763
2024	61,189
2025	31,993
Thereafter	—
Total	$964,292

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2021
Note 12. Other Assets
The following table describes the principal components of other assets on our Consolidated Balance Sheets as of:

	November 30, 2021	February 28, 2021
Deferred income tax asset	$617	$637
Lease incentives and lease premiums, net of amortization of $78,182 and $75,126, respectively	55,013	75,169
Flight equipment held for sale	46,854	53,289
Aircraft purchase deposits and Embraer E-2 progress payments	67,246	52,092
Right-of-use asset(1)	7,473	8,056
Deferred rent receivable	58,625	69,103
Other assets	99,592	53,598

Total other assets	$335,420	$311,944
______________
(1)Net of lease incentives and tenant allowances.
Note 13. Accounts Payable, Accrued Expenses and Other Liabilities
The following table describes the principal components of accounts payable, accrued expenses and other liabilities recorded on our Consolidated Balance Sheets as of:

	November 30, 2021	February 28, 2021
Accounts payable, accrued expenses and other liabilities	$61,368	$43,088
Deferred income tax liability	84,101	75,124
Accrued interest payable	44,554	43,676
Lease liability	10,231	11,003
Lease discounts, net of amortization of $45,557 and $44,887, respectively	705	1,376

Total accounts payable, accrued expenses and other liabilities	$200,959	$174,267

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

OVERVIEW
Aircastle acquires, leases, and sells commercial jet aircraft to airlines throughout the world. As of November 30, 2021, we owned and managed on behalf of our joint ventures 264 aircraft leased to 79 lessees located in 43 countries. Our aircraft are managed by an experienced team based in the United States, Ireland and Singapore. Our aircraft are generally subject to net leases whereby the lessee is responsible for maintaining the aircraft and paying operational, maintenance and insurance costs. However, in many cases we are obligated to pay a specified portion of maintenance or modification costs. As of November 30, 2021, the net book value of our flight equipment (including flight equipment held for lease and net investment in leases, or “net book value”) was $6.73 billion compared to $6.69 billion at February 28, 2021. Our total revenues, net income (loss) and Adjusted EBITDA for the three and nine months ended November 30, 2021 were $191.5 million and $514.9 million, $(62.4) million and $(62.4) million, and $174.1 million and $519.9 million, respectively.
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
COVID-19 has had an unprecedented negative impact on the aviation sector, resulting in a dramatic slowdown in air traffic. While there have been some improvements in certain markets recently, according to IATA, as of November 30, 2021, air travel was still down to approximately 53% compared to normal levels and a full recovery to pre-pandemic levels is not expected for several years. Substantially all the world’s airlines have experienced financial difficulties and liquidity challenges, including many of our customers. While we believe long-term demand for air travel will return to historical trends over time, the near-term impacts of COVID-19’s economic shock are material; the extent and duration of those impacts cannot currently be determined.
Even as the airline industry begins to recover, airlines continue to seek support from their respective governments, raise debt and equity, delay or cancel new aircraft orders, furlough employees, request concessions from lessors, and in certain cases, seek judicial protection. As of January 7, 2022, our total deferrals, net of repayments, were $87.2 million. These deferrals have been granted to nineteen customers for an average of six to twelve months of lease rentals and represent 15% of Lease rental and Direct financing and sales-type lease revenues for the twelve months ended November 30, 2021. Of the total deferrals, $81.8 million is included in Accounts receivable or Other assets as of November 30, 2021, with the balance representing future lease payments. Approximately 87% of our total deferrals as of January 7, 2022, have been agreed to as part of broader lease restructurings. These generally include term extensions, better security packages, or other valuable consideration in exchange for near-term economic concessions. Many have repayment terms that extend beyond twelve months and in a limited number of situations, we have agreed to broader lease restructurings that do not include the full repayment of all of lease payments.
If air traffic remains depressed and our customers are unable to obtain sufficient funds from private, governmental or other sources, we may need to grant additional deferrals to certain customers or extend the period of repayment for deferrals we have already made. We may ultimately not be able to collect all the amounts we have deferred.
As of January 7, 2022, six of our customers are subject to judicial insolvency proceedings or similar protection. These customers lease 21 aircraft, which represent 13% of our net book value of flight equipment (including Flight equipment held for lease and Net investment in leases, or “net book value”) and 12% of our Lease rental and direct financing and sales-type lease revenue as of and for the twelve months ended November 30, 2021. We are actively engaged in these judicial proceedings to protect our economic interests. However, the outcome of these proceedings is uncertain and could result in these customers negotiating reductions in aircraft lease rentals, rejecting their leases or taking other actions that could adversely impact us or the value of our aircraft. Based on historic experience, the judicial process can take up to twelve to eighteen months to be resolved. As a result of these proceedings, the recognition of lease rental revenue for certain customers may be done on a cash basis of accounting rather than the accrual method depending on the customers’ lease security arrangements.
LATAM, our second largest customer, is included in the above group and represents 7% of our net book value of flight equipment and 7% of our Lease rental revenue as of and for the twelve months ended November 30, 2021. We have signed restructured leases for all thirteen of our LATAM aircraft, subject only to LATAM emerging from the Chapter 11 process. During the second quarter of 2021, the Company entered into claims sale and purchase agreements with a third party for the sale of certain unsecured claims filed by various Aircastle entities against LATAM Airlines Group S.A. and certain of its subsidiaries in the Chapter 11 case captioned LATAM Airlines Group S.A., et al., Case No. 20-11254 (JLG) (Jointly Administered). The allowed amount of our unsecured claims was approved by the Bankruptcy Court. Proceeds from the sales of these claims in the amount of $55.2 million were received during the second quarter of 2021 and recognized in Other income (expense).
We believe that our long-standing business strategy of maintaining conservative leverage, limiting long-term financial commitments and focusing our portfolio on more liquid narrow-body aircraft will enable us to manage through the COVID-19 crisis. Our portfolio of primarily mid-life, narrow-body aircraft should remain attractive relative to new technology aircraft due to their lower capital costs in an environment of tight airline margins.
We believe that we have sufficient liquidity to meet our contractual obligations over the next twelve months and as of January 1, 2022, total liquidity of $2.1 billion includes $1.4 billion of undrawn credit facilities, $0.2 billion of unrestricted cash, $0.1 billion of contracted asset sales and $0.4 billion of projected operating cash flows through December 31, 2022. As of November 30, 2021, we have commitments to acquire 27 aircraft for $964.3 million between 2021-2025.
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
Fiscal Year 2021 Lease Expirations and Lease Placements
At November 30, 2021, the Company had thirteen off-lease aircraft and twelve aircraft with scheduled lease expirations in fiscal 2021. As of January 7, 2022, of these 25 aircraft, we have ten aircraft, which account for 3.8% of our net book value at November 30, 2021, still to be placed or sold.
Fiscal Years 2022-2025 Lease Expirations and Lease Placements
Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in the fiscal years 2022-2025, representing the percentage of our net book value of flight equipment (including flight equipment held for lease and net investment in leases) at November 30, 2021, specified below:
•2022: 16 aircraft, representing 4%;
•2023: 42 aircraft, representing 12%;
•2024: 50 aircraft, representing 19%; and
•2025: 31 aircraft, representing 14%.

Acquisitions and Sales
During the nine months ended November 30, 2021, we acquired twelve aircraft for $514.3 million. As of January 7, 2022, we acquired three additional aircraft. At November 30, 2021, we had commitments to acquire 27 aircraft for $964.3 million. Of this amount, $183.1 million represents commitments for the remainder of fiscal year 2021.
During the nine months ended November 30, 2021, we sold seven aircraft and other flight equipment for net proceeds of $127.6 million, and recognized net gains on sales of $17.9 million. As of January 7, 2022, we have sold three additional aircraft.
The following table sets forth certain information with respect to the aircraft owned by us as of November 30, 2021:
AIRCASTLE AIRCRAFT INFORMATION (dollars in millions)

Owned Aircraft	As of November 30, 2021(1)	As of November 30, 2020(1)
Net Book Value of Flight Equipment	$6,734	$6,979
Net Book Value of Unencumbered Flight Equipment	$5,619	$5,406
Number of Aircraft	255	260
Number of Unencumbered Aircraft	223	224
Number of Lessees	79	80
Number of Countries	43	45
Weighted Average Age (years)(2)	10.6	10.5
Weighted Average Remaining Lease Term (years)(2)	4.8	4.3
Weighted Average Fleet Utilization during the three months ended November 30, 2021 and 2020(3)	94.0%	94.0%
Weighted Average Fleet Utilization during the nine months ended November 30, 2021 and 2020(3)	93.7%	94.8%
Portfolio Yield for the three months ended November 30, 2021 and 2020(4)	9.7%	8.4%
Portfolio Yield for the nine months ended November 30, 2021 and 2020(4)	8.9%	9.1%

Managed Aircraft on behalf of Joint Venture
Net Book Value of Flight Equipment	$302	$315
Number of Aircraft	9	9

(1)Calculated using net book value at period end.
(2)Weighted by net book value.
(3)Aircraft on-lease days as a percent of total days in period weighted by net book value. The decrease from our historical utilization rate for the three and nine months ended November 30, 2021 and 2020, was primarily due to off-lease aircraft as a result of early lease terminations and scheduled lease expirations.
(4)Lease rental revenue, interest income and cash collections on our net investment in leases for the period as a percent of the average net book value for the period; quarterly information is annualized. The calculation of portfolio yield includes our net investment in leases in the average net book value, and the interest income and cash collections from our net investment in leases.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of November 30, 2021			Owned Aircraft as of November 30, 2020
	Number of Aircraft		% of Net Book Value(1)	Number of Aircraft		% of Net Book Value(1)
Aircraft Type
Passenger:
Narrow-body - new technology(2)	23		15%	13		9%
Narrow-body - current technology	206		65%	220		68%
Wide-body - current technology	22		16%	23		19%
Total Passenger	251		96%	256		96%
Freighter - current technology	4		4%	4		4%
Total	255		100%	260		100%

Manufacturer
Airbus	168		64%	176		65%
Boeing	79		33%	79		33%
Embraer	8		3%	5		2%
Total	255		100%	260		100%

Regional Diversification
Asia and Pacific	74		32%	80		37%
Europe	99		31%	99		28%
Middle East and Africa	10		4%	11		4%
North America	35		16%	28		11%
South America	24		12%	26		13%
Off-lease	13	(3)	5%	16	(4)	7%
Total	255		100%	260		100%

(1)    Calculated using net book value at period end.
(2)     Includes Airbus A320-200neo, Boeing 737-MAX8 and Embraer E2 aircraft.
(3)    Of the thirteen off-lease aircraft at November 30, 2021, we have two narrow-body aircraft and three wide-body aircraft which we are currently marketing for lease or sale.
(4)    Of the sixteen off-lease aircraft at November 30, 2020, we have three wide-body aircraft which we are currently marketing for lease or sale.

The top ten customers for aircraft we owned at November 30, 2021, are as follows:

Customer	Country	Percent of Net Book Value	Number of Aircraft
IndiGo	India	7.4%	11
LATAM(1)	Chile	7.3%	13
Air Canada	Canada	3.5%	5
Iberia	Spain	3.4%	14
American Airlines	United States	3.4%	8
Lion Air	Indonesia	3.3%	7
easyJet	United Kingdom	3.3%	18
Frontier Airlines	United States	3.0%	4
Aerolineas Argentinas	Argentina	2.9%	5
AirBridgeCargo(2)	Russia	2.4%	2

Total top ten customers		39.9%	87
All other customers		60.1%	168

Total all customers		100.0%	255

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
See “Liquidity and Capital Resources — Secured Debt Financings” and “Liquidity and Capital Resources — Unsecured Debt Financings” below.

RESULTS OF OPERATIONS
Comparison of the three months ended November 30, 2021 to the three months ended November 30, 2020:

	Three Months Ended November 30,
	2021	2020
	(Dollars in thousands)
Revenues:
Lease rental revenue	$156,088	$139,493
Direct financing and sales-type lease revenue	2,724	4,839
Amortization of lease premiums, discounts and incentives	(8,867)	(5,384)
Maintenance revenue	33,510	24,843
Total lease revenue	183,455	163,791
Gain on sale of flight equipment	7,420	12,951
Other revenue	605	4,169
Total revenues	191,480	180,911
Operating expenses:
Depreciation	84,526	86,845
Interest, net	50,515	59,945
Selling, general and administrative	17,141	14,403
Provision for credit losses	958	742
Impairment of flight equipment	69,111	9,867
Maintenance and other costs	8,660	4,207
Total operating expenses	230,911	176,009

Other income (expense):
Loss on extinguishment of debt	—	(43)
Merger expenses	—	(450)
Other	63	—
Total other income (expense)	63	(493)

Income (loss) from continuing operations before income taxes and earnings of unconsolidated equity method investments	(39,368)	4,409
Income tax provision	23,504	2,269
Earnings of unconsolidated equity method investments, net of tax	465	572

Net income (loss)	$(62,407)	$2,712
Revenues
Total revenues increased by $10.6 million for the three months ended November 30, 2021 as compared to the three months ended November 30, 2020.
Lease rental revenue increased by $16.6 million as a result of:
•a $20.8 million increase related to certain customers which lease rental revenue was recognized using a cash basis of accounting rather than an accrual method – see Note 1 regarding our lease revenue recognition policy. The three months ended November 30, 2020 included a higher number of customers for which lease rental revenue was recognized using a cash basis of accounting; and
•a $9.3 million increase in revenue related to fourteen aircraft purchased since September 1, 2020.
These increases were partially offset by decreases in revenue of $7.3 million due to the sale of fourteen aircraft since September 1, 2020 and $6.2 million related to lease extensions, amendments, transitions and other changes.

Direct financing and sales-type lease revenue decreased $2.1 million for the three months ended November 30, 2021 as compared to the three months ended November 30, 2020, primarily attributable to the reclassification of six aircraft to operating leases and the early lease termination of one aircraft.
Amortization of lease premiums, discounts and lease incentives consisted of the following:

	Three Months Ended November 30,
	2021	2020
	(Dollars in thousands)
Amortization of lease premiums	$(5,724)	$(3,353)
Amortization of lease discounts	213	262
Amortization of lease incentives	(3,356)	(2,293)

Amortization of lease premiums, discounts and incentives	$(8,867)	$(5,384)

The amortization of lease premiums increased $2.4 million primarily due to the write-off of unamortized lease premiums resulting from early lease terminations.
The amortization of lease incentives increased $1.1 million primarily due to the transition of aircraft to new lessees.
Maintenance revenue. For the three months ended November 30, 2021, we recorded $33.5 million of maintenance revenue, comprised primarily of $28.9 million related to the early lease terminations of four narrow-body and one wide-body aircraft and $4.2 million related to the scheduled lease expirations of four narrow-body aircraft. For the three months ended November 30, 2020, we recorded $24.8 million of maintenance revenue, of which $18.2 million related to the scheduled lease expirations of six narrow-body aircraft.
Gain on sale of flight equipment decreased $5.5 million to $7.4 million for the three months ended November 30, 2021 as compared to $13.0 million for the three months ended November 30, 2020. We sold three aircraft in each of the three month periods ended November 30, 2021 and 2020.
Other revenue decreased $3.6 million to $0.6 million for the three months ended November 30, 2021 as compared to $4.2 million for the three months ended November 30, 2020. The three months ended November 30, 2020 included $4.0 million of security deposits recognized into revenue primarily related to the early lease terminations of two narrow-body aircraft.
Operating expenses
Total operating expenses increased by $54.9 million for the three months ended November 30, 2021 as compared to the three months ended November 30, 2020.
Depreciation expense decreased by $2.3 million primarily attributable to a decrease of $6.2 million resulting from fourteen aircraft sold since September 1, 2020 and lower depreciation on aircraft subject to impairment charges. This was partially offset by higher depreciation of $4.1 million related to fourteen aircraft acquired since September 1, 2020.
Interest, net consisted of the following:

	Three Months Ended November 30,
	2021	2020
	(Dollars in thousands)
Interest on borrowings and other liabilities	$47,152	$56,087
Amortization of deferred financing fees and debt discount	4,099	3,929
Interest expense	51,251	60,016
Less: Interest income	(448)	(71)
Less: Capitalized interest	(288)	—

Interest, net	$50,515	$59,945

Interest, net decreased $9.4 million due to a lower weighted average debt outstanding and a lower average cost of borrowing.
Selling, general and administrative expenses for the three months ended November 30, 2021 increased $2.7 million as compared to the three months ended November 30, 2020 primarily due to higher personnel and travel costs.
Impairment of aircraft. During the three months ended November 30, 2021, the Company recorded transactional impairment charges totaling $69.1 million related to two narrow-body and one wide-body aircraft on lease to Garuda Indonesia, resulting from the lessee’s default on its lease obligations. The Company recognized $24.3 million of maintenance revenue for these three aircraft. During the three months ended November 30, 2020, the Company recorded transactional impairment charges totaling $9.9 million, primarily related to the scheduled lease expirations of two narrow-body aircraft. The Company recognized $15.2 million of maintenance revenue for these two aircraft.
Maintenance and other costs were $8.7 million for the three months ended November 30, 2021, an increase of $4.5 million as compared to the three months ended November 30, 2020. The increase is primarily attributable to aircraft that have transitioned or will transition to new lessees as a result of scheduled lease expirations or related to aircraft that returned due to lease terminations.
Income tax provision
Our income tax provision for the three months ended November 30, 2021 and 2020 was $23.5 million and $2.3 million, respectively. The increase in our income tax provision of $21.2 million was primarily attributable to changes in the mix of pre-tax book income/(loss) in Bermuda, Ireland and the United States. The three months ended November 30, 2021 included certain impairment charges which were recorded in a low tax jurisdiction. Further, the three months ended November 30, 2020 included discrete items related to stock compensation and the impact of the CARES Act.

RESULTS OF OPERATIONS
Comparison of the nine months ended November 30, 2021 to the nine months ended November 30, 2020:

	Nine Months Ended November 30,
	2021	2020
	(Dollars in thousands)
Revenues:
Lease rental revenue	$425,802	$473,566
Direct financing and sales-type lease revenue	8,377	14,903
Amortization of lease premiums, discounts and incentives	(20,026)	(17,360)
Maintenance revenue	81,204	121,508
Total lease revenue	495,357	592,617
Gain on sale of flight equipment	17,944	24,181
Other revenue	1,641	17,962
Total revenues	514,942	634,760
Operating expenses:
Depreciation	250,308	262,806
Interest, net	163,965	173,996
Selling, general and administrative	48,714	70,897
Provision for credit losses	970	5,255
Impairment of flight equipment	110,926	299,551
Maintenance and other costs	24,275	14,044
Total operating expenses	599,158	826,549

Other income (expense):
Loss on extinguishment of debt	(14,156)	(108)
Merger expenses	—	(32,492)
Other	57,682	(191)
Total other income (expense)	43,526	(32,791)

Loss from continuing operations before income taxes and earnings of unconsolidated equity method investments	(40,690)	(224,580)
Income tax provision	22,877	14,738
Earnings of unconsolidated equity method investments, net of tax	1,210	1,978

Net loss	$(62,357)	$(237,340)

Revenues
Total revenues decreased $119.8 million for the nine months ended November 30, 2021 as compared to the nine months ended November 30, 2020.
Lease rental revenue decreased by $47.8 million as a result of:
•a $27.9 million decrease due to early lease terminations and the recognition of lease rental revenue for certain customers using a cash basis of accounting rather than an accrual method – see Note 1 regarding our lease revenue recognition policy;
•a $21.6 million decrease related to the sale of fifteen aircraft since March 1, 2020; and
•a $15.0 million decrease due to lease extensions, amendments, transitions and other changes.
These decreases were partially offset by a $16.7 million increase in revenue related to seventeen aircraft purchased since March 1, 2020.
Direct financing and sales-type lease revenue decreased $6.5 million for the nine months ended November 30, 2021 as compared to the nine months ended November 30, 2020, primarily attributable to the early lease terminations of eight aircraft and the reclassification of seven aircraft to operating leases.
Amortization of lease premiums, discounts and lease incentives:

	Nine Months Ended November 30,
	2021	2020
	(Dollars in thousands)
Amortization of lease premiums	$(12,224)	$(11,819)
Amortization of lease discounts	671	810
Amortization of lease incentives	(8,473)	(6,351)

Amortization of lease premiums, discounts and incentives	$(20,026)	$(17,360)
The amortization of lease incentives increased $2.1 million primarily due to the transition of aircraft to new lessees.
Maintenance revenue. For the nine months ended November 30, 2021, we recorded $81.2 million of maintenance revenue, comprised primarily of $53.7 million related to the early lease terminations of six narrow-body and one wide-body aircraft and $20.5 million related to the scheduled lease expirations of six narrow-body aircraft. In addition, we recorded $5.8 million of maintenance revenue related to one narrow-body and one wide-body aircraft for which the customers are subject to judicial insolvency proceedings or similar protection. For the nine months ended November 30, 2020, we recorded $121.5 million of maintenance revenue, comprised primarily of $66.3 million related to the early lease terminations of fifteen narrow-body aircraft and $54.5 million related to the scheduled lease expirations of nine narrow-body and one wide-body aircraft.
Gain on sale of flight equipment decreased $6.2 million to $17.9 million for the nine months ended November 30, 2021 as compared to $24.2 million for the nine months ended November 30, 2020. During the nine months ended November 30, 2021, we sold seven aircraft as compared to the sale of six aircraft during the nine months ended November 30, 2020. Gain on sale for the nine months ended November 30, 2020 includes the receipt of insurance proceeds for one aircraft which was disposed.
Other revenue decreased $16.3 million to $1.6 million for the nine months ended November 30, 2021 as compared to $18.0 million for the nine months ended November 30, 2020. The nine months ended November 30, 2020 included $17.5 million of lease termination fees and security deposits recognized into revenue related to early lease terminations.
Operating expenses
Total operating expenses decreased $227.4 million for the nine months ended November 30, 2021 as compared to the nine months ended November 30, 2020.

Depreciation expense decreased $12.5 million primarily attributable to $19.5 million resulting from sixteen aircraft sold since March 1, 2020 and lower depreciation related to aircraft subject to aircraft impairments. This was partially offset by an increase of $8.6 million related to seventeen aircraft acquired since March 1, 2020.
Interest, net consisted of the following:

	Nine Months Ended November 30,
	2021	2020
	(Dollars in thousands)
Interest on borrowings and other liabilities	$153,287	$163,821
Amortization of deferred financing fees and debt discount	12,483	10,642
Interest expense	165,770	174,463
Less: Interest income	(1,160)	(467)
Less: Capitalized interest	(645)	—

Interest, net	$163,965	$173,996
Interest, net decreased $10.0 million due to a lower weighted average debt outstanding and a lower average cost of borrowing.
Selling, general and administrative expenses decreased $22.2 million, primarily attributable to a decrease in share-based compensation expense of $28.0 million as a result of the completion of the Merger, partially offset by an increase in personnel costs.
Provision for credit losses decreased $4.3 million for the nine months ended November 30, 2021 as compared to the nine months ended November 30, 2020. The nine months ended November 30, 2020 included a higher provision for credit losses resulting from changes in estimates of lessee default probabilities and loss given default percentages for certain customers.
Impairment of aircraft. During the nine months ended November 30, 2021, the Company recorded impairment charges totaling $110.9 million, of which $107.7 million were transactional impairments, primarily related to six narrow-body and one wide-body aircraft. The impairment charges resulted from early lease terminations, scheduled lease expirations and a lessee default. The Company recognized $61.4 million of maintenance revenue for these seven aircraft. During the nine months ended November 30, 2020, the Company recorded impairment charges totaling $299.6 million, of which $256.5 million were transactional impairments primarily related to thirteen narrow-body and five wide-body aircraft. The Company recognized $107.4 million of maintenance and security deposits into revenue for these eighteen aircraft. The impairment charges were attributable to early lease terminations, scheduled lease expirations, lessee defaults, judicial insolvency proceedings, or as a result of our annual recoverability assessment.
Maintenance and other costs were $24.3 million for the nine months ended November 30, 2021, an increase of $10.2 million as compared to the nine months ended November 30, 2020. The increase is primarily attributable to aircraft that have transitioned or will transition to new lessees as a result of scheduled lease expirations or related to aircraft that returned due to lease terminations.
Other income (expense)
Total other income (expense) increased $76.3 million for the nine months ended November 30, 2021 as compared to the nine months ended November 30, 2020. During the nine months ended November 30, 2021, the Company recognized $55.2 million of proceeds from the sales of unsecured claims related to the LATAM Bankruptcy into Other income (expense). This was partially offset by a $14.2 million loss on extinguishment of debt related to the early redemption in full of $500.0 million outstanding aggregate principal amount of our 5.5% Senior Notes due 2022. The nine months ended November 30, 2020 included $32.5 million of legal and banking costs related to the Merger.
Income tax provision
Our income tax provision for the nine months ended November 30, 2021 and 2020 was $22.9 million and $14.7 million, respectively. The increase in our income tax provision of $8.1 million was primarily attributable to changes in the mix of pre-tax book income/(loss) in Bermuda, Ireland and the United States. The nine months ended November 30,

2021 included income from the sale of unsecured claims related to the LATAM Bankruptcy and certain impairment charges, which were recorded in a low tax jurisdiction. Further, the nine months ended November 30, 2020 included discrete items related to stock compensation and the impact of the CARES Act.
Aircraft Valuation
Annual Recoverability Assessment
We performed our annual recoverability assessment of all our aircraft during the fiscal third quarter for the nine months ended November 30, 2021. No impairments were recorded as a result of annual recoverability assessment – see Note 2 for further detail regarding transactional impairment charges recorded during the three and nine months ended November 30, 2021.
Although we have completed our annual recoverability assessment, we will continue to closely monitor the impact of COVID-19 on our customers, air traffic, lease rental rates, and aircraft valuations, and have and will continue to perform additional customer and aircraft specific reviews should changes in facts and circumstances arise that may impact the recoverability of our aircraft. We have and will focus on our customers that have entered judicial insolvency proceedings and any additional customers that may become subject to similar-type proceedings, aircraft with near-term lease expirations, and certain aircraft variants that are more susceptible to the impact of the COVID-19 pandemic and value deterioration.
The recoverability assessment is a comparison of the carrying value of each aircraft to its estimated undiscounted future cash flows. We develop the assumptions used in the recoverability assessment, including those relating to current and future demand for each aircraft type, based on management’s experience in the aircraft leasing industry, as well as information received from third-party sources. Estimates of the undiscounted cash flows for each aircraft type are impacted by changes in contracted and future expected lease rates, residual values, expected scrap values, economic conditions and other factors.
If our estimates or assumptions change, including those related to our customers that have entered judicial insolvency proceedings, we may revise our cash flow assumptions and record future impairment charges. While we believe the estimates and related assumptions used in our recoverability assessments are appropriate, actual results could differ from those estimates.

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
During the nine months ended November 30, 2021, we met our liquidity and capital resource needs with $271.4 million of cash flows from operations, $127.6 million of cash from the sale of aircraft and other flight equipment, and $393.3 million in net proceeds from our preference share issuance.
As of November 30, 2021, the weighted-average maturity of our secured and unsecured debt financings was 3.3 years and we were in compliance with all applicable covenants.
We have agreed to defer lease payments with certain of our airline customers. As of January 7, 2022, we have agreed to defer approximately $87.2 million of lease payments with nineteen airlines, which they are obligated to repay over time. If air traffic remains depressed over an extended period and if our customers are unable to obtain sufficient funds from private, government or other sources, we may need to provide further deferrals to certain customers to extend the deferrals we have previously granted. We may ultimately be unable to collect all the amounts we have deferred. As of November 30, 2021, we hold $72.6 million in security deposits, $499.0 million in maintenance payments and $143.1 million in letters of credit from our lessees.
We believe we have sufficient liquidity to meet our contractual obligations over the next twelve months and as of January 1, 2022, total liquidity of $2.1 billion includes $1.4 billion of undrawn credit facilities, $0.2 billion of unrestricted cash, $0.1 billion of contracted asset sales and $0.4 billion of projected operating cash flows through December 31, 2022. In addition, we believe payments received from lessees and other funds generated from operations, unsecured bond offerings, borrowings secured by our aircraft, borrowings under our revolving credit facilities and other borrowings and proceeds from future aircraft sales will be sufficient to satisfy our liquidity and capital resource needs over the next twelve months. Our liquidity and capital resource needs include payments due under our aircraft purchase obligations, required principal and interest payments under our long-term debt facilities, expected capital expenditures, lessee maintenance payment reimbursements and lease incentive payments.

Cash Flows

	Nine Months Ended November 30,
	2021	2020
	(Dollars in thousands)
Net cash flow provided by operating activities	$271,435	$124,380
Net cash flow used in investing activities	(417,582)	(25,352)
Net cash flow (used in) provided by financing activities	(155,422)	151,497
Operating Activities:
The COVID-19 pandemic has severely impacted the demand for air travel, which has negatively impacted our customers’ financial performance. As a result, lease concessions have been given to many of our customers in the form of lease rental deferrals or broader lease restructurings. Our cash flow from operating activities for the nine months ended November 30, 2021 includes the repayment of certain lease deferrals granted during fiscal year 2020 at the onset of the pandemic. We expect that our collections will remain under pressure due to the impact of COVID-19.
Cash flow provided by operating activities was $271.4 million and $124.4 million for the nine months ended November 30, 2021 and 2020, respectively. The increase of $147.1 million was primarily attributable to:
•a $77.5 million decrease in accounts receivable and other assets, primarily due to an increase in customer collections, including the repayment of existing lease deferrals as noted above, as well as a reduction in requests for new deferrals as compared to the nine months ended November 30, 2020;
•a $55.2 million increase in cash resulting from the sale of unsecured claims related to the LATAM Bankruptcy – see Note 1;
•a $48.5 million increase as the nine months ended November 30, 2020 included advance lease rentals recognized into revenue primarily due to lease terminations; and
•a $32.5 million increase in cash as the nine months ended November 30, 2020 included banking and legal costs resulting from the Merger.
These inflows were offset by a $27.9 million decrease in cash due to lower lease rental revenue resulting from early lease terminations and the recognition of lease rental revenue for certain customers using a cash basis of accounting rather than an accrual method.
Investing Activities:
Cash flow used in investing activities was $417.6 million and $25.4 million for the nine months ended November 30, 2021 and 2020, respectively. The net increase of $392.2 million was primarily attributable to a $399.5 million increase in the acquisition and improvement of flight equipment.
These outflows were partially offset by a $14.0 million increase in proceeds from the sale of flight equipment.
Financing Activities:
Cash flow used in financing activities was $155.4 million for the nine months ended November 30, 2021 as compared to cash flow provided by financing activities of $151.5 million for the nine months ended November 30, 2020. The net decrease of $306.9 million was primarily attributable to a $733.6 million decrease in proceeds from secured and unsecured debt financings, net of repayments.
These outflows were partially offset by a $393.3 million increase in net proceeds from the issuance of preference shares, a $27.0 million decrease in maintenance and security deposits returned, net of deposits received, and an $18.4 million decrease in dividends paid on common shares as a result of the Merger.
Debt Obligations
For complete information on our debt obligations, please refer to Note 6 – “Secured and Unsecured Debt Financings” in the Notes to Unaudited Consolidated Financial Statements above.

Contractual Obligations
Our contractual obligations consist of principal and interest payments on debt financings, aircraft acquisitions and rent payments related to our office leases. Total contractual obligations decreased to $6.23 billion at November 30, 2021 from $6.82 billion at February 28, 2021, primarily due to the redemption of all of the $500.0 million outstanding aggregate principal amount of our Senior Notes Due 2022.
Capital Expenditures
From time to time, we make capital expenditures to maintain or improve our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the nine months ended November 30, 2021 and 2020, we incurred a total of $27.5 million and $15.1 million, respectively, of capital expenditures (including lease incentives) related to the improvement of aircraft.
As of November 30, 2021, the weighted average age by net book value of our aircraft was approximately 10.6 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Our lease agreements call for the lessee to be primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft, such as in the event of a lessee default or a lessee fails to meet its maintenance obligations under the lease agreement. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.
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
We hold a 25% equity interest in our joint venture with Mizuho Leasing and as of November 30, 2021, the net book value of its nine aircraft was $301.9 million.
Foreign Currency Risk and Foreign Operations
At November 30, 2021, all our leases are payable to us in U.S. dollars. However, we incur Euro and Singapore dollar-denominated expenses in connection with our subsidiaries in Ireland and Singapore. For the nine months ended November 30, 2021, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated approximately $13.0 million in U.S. dollar equivalents and represented 26.7% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, our international operations and our exposure to foreign currency risk will likely increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases, we may enter into hedging transactions in the future to mitigate this risk. For the nine months ended November 30, 2021 and 2020, we incurred insignificant net gains and losses on foreign currency transactions.

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
The table below shows the reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the three and nine months ended November 30, 2021 and 2020:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2021	2020	2021	2020

Net income (loss)	$(62,407)	$2,712	$(62,357)	$(237,340)
Depreciation	84,526	86,845	250,308	262,806
Amortization of lease premiums, discounts and incentives	8,867	5,384	20,026	17,360
Interest, net	50,515	59,945	163,965	173,996
Income tax provision	23,504	2,269	22,877	14,738
EBITDA	105,005	157,155	394,819	231,560
Adjustments:
Impairment of flight equipment	69,111	9,867	110,926	299,551
Loss on extinguishment of debt	—	43	14,156	108
Non-cash share-based payment expense	—	—	—	28,049
Merger related expenses(1)	—	437	—	35,039
Loss on mark-to-market of interest rate derivative contracts	—	—	—	19
Contract termination expense	—	—	—	172

Adjusted EBITDA	$174,116	$167,502	$519,901	$594,498
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
As of November 30, 2021, a hypothetical 100-basis point increase/decrease in interest rates on our variable rate borrowings would result in an interest expense increase/decrease of $3.3 million and $0.5 million, respectively, net of amounts received from our interest rate derivatives, over the next twelve months. Our interest rate cap that hedged a portion of our floating rate interest exposure matured in September 2021.

ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2021. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended November 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Our People
As of November 30, 2021, we had 109 employees. None of our employees are covered by a collective bargaining agreement, and we believe that we maintain excellent employee relations.
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
As the COVID-19 pandemic continues to be a focus of concern, the physical and mental health and safety of our employees, customers and business partners remain the highest priority for us, and we continue to maintain comprehensive protective measures. Since March of 2020, we have successfully operated with most of our workforce working remotely. We have begun a gradual, staggered return to in-office work at our three locations, although we continue to monitor trends and local government regulations and guidelines, and may adjust plans accordingly to ensure the health and safety of our employees.
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

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of November 30, 2021 and February 28, 2021; (ii) Consolidated Statements of Loss and Comprehensive Loss for the three and nine months ended November 30, 2021 and 2020; (iii) Consolidated Statements of Cash Flows for the nine months ended November 30, 2021 and 2020; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended November 30, 2021 and 2020; and (v) Notes to Unaudited Consolidated Financial Statements.*

Exhibit No.	Description of Exhibit

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

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
Dated: January 13, 2022

AIRCASTLE LIMITED
(Registrant)
By:	/s/ Dane Silverman
Dane Silverman
Chief Accounting Officer and Authorized Officer